Form 10-K
period 1996-05-31
INPUT OUTPUT INC
filed 1996-07-22
CIK 866609

                                      FORM 10-K

                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549
                                 --------------------

                 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                        FOR THE FISCAL YEAR ENDED MAY 31, 1996
                                          OR
             [  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                   FOR THE TRANSITION PERIOD FROM ______ TO ______
                            COMMISSION FILE NUMBER 1-13402

                                  INPUT/OUTPUT, INC.
                  (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

          DELAWARE                                               22-2286646
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

11104 WEST AIRPORT BLVD., STAFFORD, TEXAS                         77477
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

          REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 933-3339

             SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                            COMMON STOCK, $0.01 PAR VALUE
                                   (TITLE OF CLASS)

             SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                         NONE


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 1996 (for purposes of the below-stated amount only, all directors, officers and 5% or more stockholders are presumed to be affiliates):
                                    $963,635,000.

Indicate the number of shares outstanding of the registrant's classes of Common Stock, as of the latest practicable date.

    TITLE OF EACH CLASS                          NUMBER OF SHARES OUTSTANDING
     OF COMMON STOCK                                   AT JUNE 30, 1996
     ---------------                                   ----------------
    COMMON STOCK, $0.01 PAR VALUE                         42,969,676

                         DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant's 1996 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

                                     P A R T    I

ITEM  1.  BUSINESS

THE COMPANY

    Input/Output is a leading designer and manufacturer of seismic data acquisition products used across land, transition zone and marine environments. The Company believes that its I/O SYSTEMs are the most technologically advanced seismic data acquisition systems and are particularly well-suited for advanced three-dimensional ("3-D") data collection techniques. The Company's principal customers are seismic contractors and major, independent and foreign oil and gas companies around the world. During fiscal 1996, approximately 45% of the Company's net sales and other revenues were to customers outside the United States. See "Markets and Customers".

    Recent improvements in drilling success rates through the use of advanced seismic survey techniques, particularly 3-D techniques, have substantially increased the demand for seismic data. In addition, advances in technology have significantly reduced the size, weight, cost and power requirements of seismic data acquisition systems and increased the quality and quantity of data available to geoscientists, thereby improving the cost-effectiveness of large-scale 3-D surveys. As a result, 3-D surveys utilizing these advanced technologies have gained increasing acceptance in the oil and gas industry as an exploration risk management tool. Moreover, 3-D surveys are increasingly employed in field development and reservoir management activities.

    Since 1988, the Company has applied these technological advances to its seismic data acquisition systems. The technological evolution of the I/O SYSTEM has permitted the economical utilization of substantially greater channel recording capacities. As a result, shipments of I/O SYSTEMs have grown from 14 systems in fiscal 1991 to 65 systems in fiscal 1996. Increased sales of I/O SYSTEMs with larger average channel counts and customers upgrading existing systems by expanding channel counts have increased the number of recording channels shipped by the Company from approximately 8,000 in fiscal 1991 to 77,000 in fiscal 1996.

    The Company's marine data acquisition systems were introduced as new product lines by the Company during fiscal 1996. See "WGEP Acquisition." These systems consist primarily of marine streamers and shipboard electronics that collect seismic data in deep water environments. The systems feature second generation 24-bit digital electronics inside the streamer module, high-quality Company-manufactured hydrophones and other components, and 12,000-meter streamer length capabilities. Other marine products manufactured and sold by the Company include airguns (or energy sources) and integrated shipboard navigation, positioning, and data telemetry quality control systems. See "Products - New and Acquired Product Lines."

    The Company believes that its future success will depend on its ability to continue to introduce technological innovations by enhancing its existing products and services to its customers, as well as by developing new products, such as those designed for time-lapse 3-D ("4-D") and three-component 3-D ("9-D") seismic survey techniques.


GROWTH STRATEGY

    The Company has achieved its growth by pursuing a strategy focused on: (i) technological leadership; (ii) complementing internal product development with product line acquisitions; and (iii) implementing innovative marketing initiatives. These key elements of the Company's growth strategy can be summarized as follows:

- -   TECHNOLOGICAL LEADERSHIP. The Company's research efforts have resulted in the development of numerous inventions, processes and techniques which have established the I/O SYSTEM TWO-Registered Trademark- as the most technologically advanced land seismic data acquisition system. The I/O SYSTEM TWO is upgradable and expandable to accommodate system enhancements and follow-on orders for components and related accessories as customers increase the capacities of their systems. The Company's ongoing research efforts have also led to the introduction of new products such as the I/O SYSTEM TWO RSR, the Company's first radio telemetry system. The I/O SYSTEM TWO RSR is designed to acquire data across a variety of difficult environments, including surf zones, marshes, swamps and mountain ranges. Research and development efforts are complemented by the Company's Output Exploration Company, Inc. subsidiary ("OPEX"), which serves as a field laboratory for testing new products and obtaining feedback regarding customer requirements.

- -   COMPLEMENTARY ACQUISITIONS. The Company has expanded its product line in recent years through the completion of several complementary acquisitions. See "WGEP Acquisition" and "Product Development and Support".

- -   INNOVATIVE MARKETING INITIATIVES. The Company employs three key initiatives to stimulate product sales around the world. First, through its Global Charter Corporation subsidiary ("Global Charter"), the Company offers lease/purchase programs and assists customers in arranging financing for their equipment purchases. Second, Global Charter conducts seminars and equipment demonstrations and provides training for prospective and existing customers. Third, OPEX serves as a vehicle to introduce and educate prospective customers regarding the Company's products and capabilities.


WGEP ACQUISITION

    During 1995, the Company completed the acquisition ("WGEP Acquisition") of the Western Geophysical Exploration Products Group ("WGEP") from Western Atlas International, Inc. ("WAII"). WAII and its affiliates together constituted the Company's largest customer during fiscal 1996, 1995 and 1994.

    The business of WGEP included the manufacture, sale and marketing of marine and land seismic data acquisition systems; marine streamers; marine streamer navigation, positioning and quality control systems and related software products; vibrators and airgun equipment; seismic cables and connectors; geophones and hydrophones; and certain other products and equipment used in the domestic and international business of acquiring seismic data in land, transition zone and marine environments.

    The principal assets related to the WGEP operations acquired by the Company were: (i) inventory, machinery and equipment; (ii) a manufacturing plant in Alvin, Texas; (iii) certain intellectual property used in the manufacturing operations of WGEP; (iv) certain customer contracts, accounts receivable and general intangibles; (v) leases for property located in Texas and England; and
(vi) all of the capital stock of two Dutch companies which manufacture geophones.

    The source of the funds for the $121.3 million cash purchase was approximately $51.3 million cash on hand and $70 million borrowed under a credit facility. See "Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources." In November 1995, the Company paid WAII an additional $747,000 to reflect certain post-closing net purchase price adjustments.

    In connection with the transaction, the Company and WAII entered into a product purchase agreement (the "Product Agreement") governing the continuing relationship between the parties regarding sales of seismic products and equipment to WAII by the Company. The products covered by the Product Agreement include those previously manufactured by the Company as well as former WGEP products now manufactured by the Company. In the event that WAII purchases products in any year in an aggregate amount exceeding $70 million (which amount is subject to adjustment under the Product Agreement), WAII will be entitled to a rebate (determined pursuant to a formula) based upon the amount of the shortfall. The Product Agreement has a five-year term, but may earlier terminate upon WAII's purchase of an aggregate of $350 million (subject to adjustment) in products from the Company. WAII may also terminate the agreement if (i) the Company sells all or substantially all of its assets, (ii) the Company merges or consolidates and, as a result, experiences a change of control (as defined therein) or (iii) the Company breaches a material term or condition of the Product Agreement and such breach or violation is not cured within 60 days of notice thereof.

    WAII also agreed, for a period of five years from the closing date, or until the earlier termination of the Product Agreement and subject to certain exceptions, not to manufacture any of the product lines sold to the Company in the transaction. The exceptions principally relate to business conducted by other affiliates or divisions of WAII or Western Atlas Inc., WAII's ability to perform research and development activities and WAII's having a secondary source of supply if the Company discontinues manufacturing a former WGEP product. The parties also agreed that if the Company discontinues manufacturing a former WGEP product, or fails to manufacture or deliver a former WGEP product to WAII specifications and the Company fails or chooses not to remedy WAII's objection to such discontinuance, then subject to certain dispute resolution procedures being first carried out, WAII would have a limited, worldwide, perpetual, irrevocable, non-exclusive, royalty-free license under the intellectual property assigned to the Company under the Asset Purchase Agreement with respect to that particular product.


PRODUCTS

    GENERAL

    The Company's principal product line has been the I/O SYSTEMs and their related components, which has been the major focus of the Company's research and development efforts. In 1982, the Company initiated a project to design a technologically advanced land-based seismic data acquisition system which would use remote seismic data collection modules to digitize the seismic signal in the field and enhance the quality of the recorded data. Design of such a system was the major effort of the Company's research and development group over the next six years. As a result of these efforts, the 15-bit I/O SYSTEM ONE-Registered Trademark- was introduced in fiscal 1989. In fiscal 1992, the Company introduced the I/O SYSTEM TWO-Registered Trademark-, the first commercially available system to utilize a 24-bit analog-to-digital converter. The 24-bit analog-to-digital converter extended the decibel range of seismic signal recording and reduced system distortion to provide superior signal fidelity. This technological innovation provided higher resolution data, which is especially beneficial for 3-D surveys in geological complicated and/or noisy areas, and substantially reduced power consumption, which improves the operational efficiencies.

    An I/O SYSTEM consists of a Central Electronics Unit containing a number of modular components, which may vary depending upon customer specifications, and multiple remote ground equipment modules, including Line Taps and Remote Signal Conditioners (each designated as an "MRX" which acquires six channels of analog seismic data). A typical system consists of a Central Electronics Unit, 12 Line Taps, approximately 200 MRXs and various accessories, although larger or smaller systems may be assembled. Once a customer purchases a Central Electronics Unit, the customer can purchase additional Line Taps, MRXs and accessory equipment to expand and modify a system to fulfill specific requirements. In addition, a customer may transform an I/O SYSTEM into two or more separate systems with the purchase of additional Central Electronics Units.

    In addition to the standard I/O SYSTEM components, several optional components are available as accessory equipment. The Company manufactures most of the components sold as a part of the I/O SYSTEM product line, and purchases certain separate components for resale, including the operator console, oscilloscope, printer and digital camera. Depending upon the system's configuration, the price of an I/O SYSTEM typically ranges from $800,000 to $4.5 million.

    The Company's transition zone data acquisition system, the I/O SYSTEM TWO BCX, incorporates a proprietary cable which lays on the ocean bottom in depths up to 200 meters and in marine areas of congestion or obstruction and collects data in a similar manner as a land seismic data acquisition system. Depending upon the system's configuration, the price of the I/O SYSTEM TWO BCX will typically range from $4.0 million to $8.0 million.

    CENTRAL ELECTRONICS UNIT

    The Central Electronics Unit, which acts as the control center of the I/O SYSTEM, consists of several components which are typically mounted within a vehicle or helicopter transportable enclosure. The Company also can package the Central Electronics Unit to be portable for jungle and other difficult terrain applications. The Central Electronics Unit receives digitized data from the MRXs, stores it on magnetic tape for subsequent processing, and displays the data on optional monitoring devices. The Central Electronics Unit also controls the data collection parameters of the MRXs, as well as calibrates and provides operating status analysis and tests all functions of the system.

    REMOTE GROUND EQUIPMENT

    The remote ground equipment of the I/O SYSTEM consists of multiple Remote Signal Conditioners and Line Taps positioned over the survey area. In September 1993, the Company introduced the MRX, a miniaturized Remote Signal Conditioner for land seismic applications, which featured significant advances in diagnostic capabilities. Seismic signals from sensors called geophones are collected by the MRXs, each of which handles the collection process for six channels of analog seismic data. The MRX filters and digitizes the data, which is then transmitted by the MRX via cable to a Line Tap. The Line Taps manage the seismic data collection process on each seismic line, further organize the seismic data and transmit this data and remote equipment operating status information via cable to the Central Electronics Unit. The MRX automatically routes around cable faults, thereby increasing crew productivity. In addition, the MRX provides high quality data through its geophone performance capabilities.

    OTHER I/O SYSTEM FEATURES

    The I/O SYSTEM has been designed to maximize the efficiency of seismic crew operations. Menu-driven software incorporated into the Central Electronics Unit allows a crew to quickly calibrate, test and verify the status of each MRX deployed. The status of each cable, channel and MRX battery pack also can be verified. These rapid deployment and remote testing and calibration capabilities can significantly improve the productivity of seismic crews in the field. The Company believes that competing systems do not offer similarly extensive capabilities.

    Land-based seismic data acquisition systems require electrical power and must be designed to operate in diverse environmental conditions. The I/O SYSTEM TWO has the flexibility to power the MRX via cable from a central power source or a rechargeable or solar powered battery pack. An MRX's battery pack may be replaced without terminating or interrupting the MRX's operation. The battery packs may also be monitored by the Central Electronics Unit during actual field use to forecast usable time remaining for each battery.

    A seismic crew may collect data from sound waves produced by one of several energy sources. Historically, dynamite and other explosives have been used. In recent years, large, truck-mounted earth vibrators have been used more frequently as energy sources. See "New and Acquired Product Lines." When non-explosive energy sources are used, an optional component, the Correlator Stacker Module, is added to the data acquisition system to correlate the seismic data for further processing. The Correlator Stacker Module incorporates several advanced noise control and editing programs to improve data quality and resolution.

    NEW AND ACQUIRED  PRODUCT LINES

    RSR SYSTEM. In June 1995, the Company introduced its first radio telemetry system, the I/O SYSTEM TWO RSR. This system records data across a variety of environments, including transition zones, surf zones, marshes, swamps or mountain ranges. Depending upon the system's configuration, the price of the I/O SYSTEM TWO RSR ranges from $1.2 million to $4.0 million.

    MARINE DATA ACQUISITION SYSTEM. The Company's marine data acquisition system consists primarily of marine streamers and shipboard electronics that collect seismic data in deep water environments. Marine streamers, which contain encapsulated Marine Remote Signal Conditioner ("MSX") modules and cabling, may measure up to 12,000 meters in length and are towed behind a special purpose vessel to record seismic data. Marine electronics include navigation, positioning and data telemetry quality control systems and related software products, as well as electronics for shipboard recording.

    The marine systems feature second generation 24-bit digital MSX modules, each of which contain 16 channels per module. This feature, along with utilization of fiber-optic data transmission and titanium connectors and inserts, results in reduced size and power consumption, lower repair costs and higher quality and reliability of acquired marine seismic data, and permits a complete MSX system to record up to 1,920 channels.

    Important features of the Company's marine systems include Company-manufactured components, such as its hydrophones. In addition, as larger marine surveys are conducted by seismic crews, the Company believes that its marine streamers having up to 12,000-meter length capabilities offer many competitive advantages, including physical strength and flexibility through specially-designed non-metallic stress members, down-line power capabilities, and fiber-optic data transmission.

    GEOPHONES AND HYDROPHONES. Geophones and hydrophones are seismic sensor devices designed to detect energy reflected from the earth's subsurface. The product line includes low distortion seismic sensors designed for land (geophones), transition zone (marshphones) and marine (hydrophones) environments. This product line includes a geophone checking technology as well as three-component geophones that could be used in 9-D seismic recording.

    AIRGUNS. Airguns are the primary energy source used to initiate the energy transmitted through the earth's subsurface which are subsequently recorded as data signals in the marine environment. The Company's sleeve gun, a specialized type of airgun, is well suited for high resolution 3-D seismic data collection because of its expanded frequency band. Additionally, the Company offers an airgun source synchronizing system that can control up to 128 airguns simultaneously, offering real time monitoring of airgun firings.

    VIBRATORS. Vibrators are controlled mechanical devices used as a source of seismic energy on land. The vibrators offered can be supplied with seven different vehicles (many of which are manufactured by the Company) and offer a maximum of 62,000 pounds of peak force. The Company believes that its vibrators are the only vibrators in the industry to offer patented pre-load series which significantly extends the life of the vibrator and lowers the distortion of the sound source.

PRODUCT DEVELOPMENT AND SUPPORT

    The Company's ability to compete effectively and maintain a leading market position in the manufacture and sale of seismic data acquisition systems and seismic instruments depends to a substantial degree upon continued technological innovation. While the market for these products is characterized by continual and rapid changes in technology, development cycles from initial conception through product introduction tend to extend over several years. Since introducing its first I/O SYSTEM in fiscal 1989, the Company has targeted an amount for research and development expenditures equal to approximately 10% of its annual budgeted revenues. These research and development expenditures have principally related to the continued enhancement of the I/O SYSTEMs product line and basic research and development on other emerging technologies having potential applicability to the seismic industry. See "Selected Consolidated Financial Data" and "Management's Discussion and Analysis of Results of Operations and Financial Condition." These efforts have resulted in the development of numerous inventions, processes and techniques, a number of which have been incorporated as enhancements to the I/O SYSTEM product line. See "- Intellectual Property."

    The Company evaluates the acquisition of businesses or technologies relevant to future systems or complementary products. In addition, acquired technologies in combination with other Company research and development activities could result in products that may enable the Company to enter non-geophysical markets. In fiscal 1995, the Company acquired Q.C. Tools, Inc., a Houston-based developer of geophysical software for seismic data acquisition applications, which enhances the Company's ability to provide quality control capabilities and has a database structure suitable for large channel 3-D seismic surveys. The Company also acquired, in fiscal 1995, DeRegt Special Cable, Ltd., a cable manufacturing company in Ireland, to increase its previously acquired cable manufacturing capacity and to enhance the Company's ability to meet the growing need for cables. DeRegt's location should enable the Company to more effectively serve markets in Europe, Africa, the Middle East and the Former Soviet Union.

    Seismic survey techniques being investigated for future commercial applicability in the industry include 4-D and 9-D techniques. The 4-D process, or time-lapse 3-D, measures the same length, depth and width of data acquired in 3-D surveys, but also features the capability to record time intervals between two or more surveys. The process is well-suited for reservoir management applications, and is intended to identify fluid movements and changes in the producing status of the reservoir. The 9-D technique, or three-component 3-D, is an experimental seismic technique being investigated by a consortium of companies and research firms (to whom the Company serves as a technical advisor). The 9-D technique delineates reservoir characteristics not easily depicted by 3-D seismic surveys. The 9-D surveys would measure shear wave data in addition to conventional 3-D measurements of compressional wave data, thereby significantly expanding the geophysicist's ability to determine the location of a potential formation as well as the probability of hydrocarbons. Several advances in technology and processing will have to be accomplished in order for 4-D and 9-D processes to become commercially viable.


MARKETS AND CUSTOMERS

    The Company's principal customers are seismic contractors, which operate seismic data acquisition systems to collect data in accordance with their customers' specifications or for their own seismic data libraries. In addition, the Company markets and sells its products to major, independent and foreign oil and gas companies, which typically specify seismic data acquisition program parameters to contractors and consequently may stipulate use of the Company's equipment, or may operate their own seismic crews. WAII and its affiliates and Geco-Prakla accounted for approximately 32% and 10%, respectively, of the Company's net sales and other revenue in fiscal 1996. See Note 8 of Notes to Consolidated Financial Statements.

    Published industry sources indicate that the number of seismic crews operating worldwide has decreased over the past ten years. Although the Company believes that such crews' utilization of high-channel 3-D seismic systems has increased during the same period, the Company believes that most of the world's seismic crews are not yet equipped with advanced seismic data acquisition systems, such as the I/O SYSTEM TWO.

    A significant part of the Company's marketing efforts are focused on areas outside the United States. Foreign sales are subject to special risks inherent in doing business outside of the United States, including the risk of war, civil disturbances, embargo and government activities, as well as risks of compliance with additional laws, including tariff regulations and import/export restrictions. The Company sells its products through a direct sales force consisting of Company employees and through several international third-party sales representatives responsible for key geographic areas. Sales personnel generally have either oil and gas exploration or production expertise or experience in selling advanced technology-based systems.

    During fiscal 1996, 1995, and 1994, approximately 45%, 68% and 70%, respectively, of the Company's net sales and other revenues were derived from sales to customers outside the United States. See Note 8 of Notes to Consolidated Financial Statements for information concerning geographic distribution of sales. The principal reason for the decline in fiscal 1996 in the percentage of sales and other revenues derived from sales to customers outside the U.S. was the increased level of sales during fiscal 1996 to WAII, which are considered sales to a U.S. customer. Systems sold to domestic customers (including WAII) are frequently deployed internationally. Company sales are predominantly denominated in U.S. dollars. From time to time, certain foreign sales require export licenses.

    The Company normally sells its systems and products to customers on standard net 30-day terms. Through Global Charter, the Company provides financing arrangements to customers by installment sales contracts and rents certain system components to customers from time to time pursuant to short-term rental arrangements with options to purchase. In addition, through the Company's revolving line of credit with its principal lender, the Company also arranges financing for customer purchases through direct loans to customers from such lender, which loans are in turn guaranteed by the Company. See "Management's Discussion and Analysis of Results of Operation and Financial Condition - Liquidity and Capital Resources".

    The Company's installment sales contracts are secured by the equipment under the contract and typically require a down payment of approximately 15% of the purchase price, normally range in length from 24 to 48 months and bear interest at rates ranging from 7.0% to 12.0% per annum. See Note 3 of Notes to Consolidated Financial Statements.

    The Company has entered into installment sales contracts with certain customers located in the Former Soviet Union. The terms of such contracts have traditionally varied from the terms of the Company's standard installment sales contracts and typically required such customers to make an initial down payment of approximately one-half of the total sales price prior to shipment and pay the remaining balance of the sales price within one year of shipment. However, recent sales to customers in the Former Soviet Union during the second half of fiscal 1996 have featured installment contracts containing more standard terms.

    The Company's rental program is designed to provide its customers a convenient and cost effective method to upgrade their system recording capacity while building equity in the rental equipment. Typical rental terms provide for a six month term with 80% of the monthly rental payments applying toward the purchase of the rental equipment. Upon expiration of the rental term, the customer either exercises the purchase option or returns the equipment and forfeits the accrued purchase credits.

    The Company has from time to time sold and assigned certain of these installment sales contracts and leases to third-party financing sources (or sold equipment to leasing companies which equipment is then leased to customers), the terms of which often obligate the Company to (i) guarantee or repurchase all or a portion of the contracts and leases in the event of a default by the customer or upon certain other occurrences and/or (ii) assist the financing parties in remarketing the equipment to satisfy the obligation. As of May 31, 1996, such third party financing sources had purchased equipment contracts and leases which, in the aggregate, obligate the Company to guarantee or repurchase up to approximately $30.3 million. Performance of the Company's obligations under a number of these arrangements could have a material adverse effect on the Company's financial condition; in addition, a number of significant payment defaults by customers could have a material adverse effect on the Company's financial position and results of operations.


MANUFACTURING

    Prior to the WGEP Acquisition, the Company manufactured or assembled its products, produced spare parts and renovated and repaired instruments at its facilities in Stafford and Houston, Texas, as well as facilities in Ireland and Canada. As a result of the WGEP Acquisition, the Company added approximately 300,000 square feet of manufacturing-related space in Alvin, Texas, the Netherlands and England. In January 1996, the Company announced the commencement of construction of a 109,896 square feet manufacturing facility to replace the Company's current electronics assembly facility. See Item 2. -"Properties". Upon completion of assembly, products undergo functional and environmental testing to the extremes of product specifications and final quality assurance inspection. The Company's experience has been to normally fill and ship customer orders within 45 days of receipt.


SUPPLIERS

    The Company purchases a substantial portion of the electronic components used in its systems and products. Currently, the Company purchases the 24-bit analog-to-digital converters used in its I/O SYSTEMs from a single vendor. While the Company purchases that vendor's standard converter, the other components of the I/O SYSTEM are designed for use with that particular converter. Even though the Company believes that it could replace such a converter with a functional equivalent, if such 24-bit converter were not available, redesign of the I/O SYSTEM would be required and costly delays could result.

    In addition, certain other components, such as the flash memory microprocessor used in the Company's I/O SYSTEM TWO RSR, are from time to time subject to supplier allocation. If the Company's inventory and supplier allocation of such components were insufficient to meet the Company's requirements, sales of the Company's systems and products containing those components could be constrained.


COMPETITION

    The market for seismic data acquisition systems and seismic instrumentation is highly competitive and is characterized by continual and rapid changes in technology. The Company's principal competitor for land seismic equipment is Societe d'Etudes Recherches et Construction Electroniques, an affiliate of Compagnie General de Geophysique which, unlike the Company, possesses the advantage of being able to sell to an affiliated seismic contractor. The Company's principal competitor in the marine seismic systems market is GeoScience Corporation, an affiliate of Tech-Sym Corporation.

    The Company believes that technology is the primary basis of competition in the industry, as oil and gas exploration companies demand higher quality seismic data and seismic contractors require improved productivity from their equipment and crews. The remaining principal competitive factors in the industry are price and customer support services.

OIL AND GAS ACTIVITIES

    As an adjunct to its research, development and marketing efforts, the Company, through its subsidiary, OPEX, has acquired certain oil and gas exploration prospects. In fiscal 1995, OPEX designed the survey of the 109,000-acre Kenedy Ranch in south Texas. OPEX also designed the 3-D survey of the Brownsville Salt Dome in Mississippi; this survey acquired 2,600 channels of seismic data, which the Company believes is the largest known survey conducted on land to date. These activities are intended to demonstrate product capabilities for potential customers to encourage broader usage of the I/O SYSTEM and also serve as test sites for Company-developed products, processes and techniques.

    In fiscal 1996, OPEX participated in the drilling of two wells on the Brownsville Dome prospect. OPEX owns a 47% working interest in the Brownsville Dome prospect and a 25% working interest in the Kenedy Ranch prospect. OPEX's remaining rights regarding the Kenedy Ranch prospect, as well as the Santa Fe and Garcia Ranches in south Texas, are in the nature of seismic options which expire at various dates in 1996. After the options are exercised and seismic work is conducted, blocks of leasehold acreage may be purchased by the participants. If exercised, OPEX anticipates that it would own a 25% working interest in the particular optioned acreage with respect to the Ranches. Since fiscal 1994, OPEX has participated in the drilling of twelve wells, six of which were dry holes; six of the wells are currently classified as productive. The Company expects to participate in five additional wells in fiscal 1997 and, depending upon the results, could participate in additional wells over the next few years. The Company's participation in oil and gas activities has not had any material effect upon the Company's revenues, net earnings or assets to date.


INTELLECTUAL PROPERTY

    The Company relies on a combination of patents, trade secrets, copyrights and technical measures to protect its proprietary hardware and software technologies. While certain technologies have been patented by the Company, it does not normally attempt to patent most proprietary technology, even where regarded as patentable. The Company believes that in most cases this technology is more effectively protected by system enhancements, innovations and maintaining confidentiality, rather than through disclosure and a comprehensive patent enforcement program. Although the Company's patents are considered important to its operations, no one patent is considered essential to the success of the Company. Copyright and trade secret protection may be unavailable in certain foreign countries in which the Company sells its products. In addition, the Company seeks to protect its trade secrets through confidentiality agreements with its employees and agents.

    The Company also owns a number of trademarks, including I/O-Registered Trademark-, I/O SYSTEM ONE-Registered Trademark- and I/O SYSTEM TWO-Registered Trademark-. Other trademarks used by the Company have been considered less important to the Company since they pertain to products traditionally producing substantially smaller revenues to the Company than the seismic data acquisition system product line.


REGULATORY MATTERS

    The Company's operations are subject to numerous local, state and federal laws and regulations in the United States and in foreign jurisdictions concerning the containment and disposal of hazardous materials. The Company does not foresee the need for significant expenditures to ensure continued compliance with current environmental protection laws. Regulations in this area are subject to change, and there can be no assurance that future laws or regulations will not have a material adverse effect on the Company.

EMPLOYEES

    At June 30, 1996, the Company had 1,232 employees worldwide, of whom 988 were employed in the United States. The Company's domestic employees are not subject to any collective bargaining agreement. The Company has never experienced a work stoppage and considers its relations with its employees to be satisfactory.


ITEM 2.  FACILITIES

    The Company's primary manufacturing facilities are as follows:

         Manufacturing Facility              Square Footage
         ----------------------              --------------
         Stafford, Texas*                         35,200
         Houston, Texas**                         68,880
         Alvin, Texas*                           240,000
         Cork County, Ireland*                    35,630
         Norwich, England**                       31,000
         Voorschoten, The Netherlands**           30,000
                                                 -------
                                                 440,710


- --------------------
         *    Owned
         **   Leased

    The Company's executive headquarters (utilizing approximately 50,845 square feet) is located at 11104 West Airport, Stafford, Texas and its research and development headquarters (utilizing approximately 79,566 square feet) is located at 12300 Parc Crest Drive, Stafford, Texas; both facilities are owned by the Company. The Company also leases an aggregate of 111,884 square feet of additional warehouse, manufacturing and office space under short-term operating leases. The machinery, equipment, buildings and other facilities owned and leased by the Company are considered by management to be sufficiently maintained and adequate for the Company's current operations.

    The Company has received a commitment for a $12.5 million ten-year loan to finance the construction of its new 109,896 square feet manufacturing facility in Stafford, Texas, adjacent to its corporate executive offices. The loan is to be secured by a mortgage on the new manufacturing facility as well as the Company's executive headquarters and its adjacent research and development headquarters. See "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources."

    The Company anticipates these facilities will accommodate the Company's growth for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is not aware of any pending legal proceedings to which the Company or any of its property is subject which, if adversely determined, could have a material adverse effect on the business or financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At a Special Meeting of Stockholders of the Company held on March 4, 1996, the Company's stockholders were asked to approve an amendment to the Company's Restated Certificate of Incorporation (the "Certificate") to (i) increase the number of authorized shares of

Common Stock, par value $0.01 per share, of the Company from 50,000,000 to 200,000,000 shares and (ii) increase the number of authorized shares of preferred stock, par value $0.01 per share, of the Company from 5,000,000 to 25,000,000 shares. Approximately 46.5% (19,633,133 shares) of the Company's outstanding Common Stock voted in favor of this proposal; approximately 30% (12,683,647 shares) voted against the proposal and 286,280 shares (less than 1%) abstained. The proposal required for its approval the affirmative vote of a majority of shares of Common Stock outstanding and entitled to vote at the meeting, and was therefore rejected.

                                     P A R T   II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock trades on the New York Stock Exchange ("NYSE") under the symbol "I/O". Prior to November 1994 the Company's Common Stock was traded on the National Market System of the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol "IPOP". The following table sets forth the high and low last reported sales prices of the Common Stock for the periods indicated, as reported on the NYSE composite tape and NASDAQ National Market System, and have been adjusted to reflect the Company's two-for-one share split (in the nature of a 100% stock distribution) on January 9, 1996.

                                                    PRICE RANGE
                                             ------------------------
    PERIOD                                     HIGH           LOW
                                               ----           ---

    Fiscal 1996
    -----------
         Fourth Quarter. . . . . . . .       $  40 1/2      $      27
         Third Quarter . . . . . . . .          30 1/4             22
         Second Quarter. . . . . . . .          23 3/8        17 3/16
         First Quarter . . . . . . . .          20 7/8       16 15/16

    Fiscal 1995
    -----------
         Fourth Quarter. . . . . . . .        $18 1/16      $  11 1/2
         Third Quarter . . . . . . . .         13 5/16         9 9/16
         Second Quarter. . . . . . . .          12 3/4          9 5/8
         First Quarter . . . . . . . .          13 3/8        8 23/64

    The Company historically has not paid and does not intend to pay cash dividends on its Common Stock in the foreseeable future. The Company presently intends to retain earnings for use in its business, with any future decision to pay cash dividends dependent upon its growth, profitability, financial condition and other factors the Board of Directors may deem relevant. The Company's revolving line of credit contains post-default prohibitions on payments of dividends and other distributions payable in cash or property. See"Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources".

    On June 30, 1996, there were 184 stockholders of record of the Common Stock and the Company believes that there were approximately 4,812 beneficial owners of the Common Stock as of such date.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    The selected consolidated financial data set forth below with respect to the Company's consolidated statements of operations for the five fiscal years ended May 31, 1996, 1995, 1994, 1993 and 1992 and with respect to the Company's consolidated balance sheets at May 31, 1996, 1995, 1994, 1993 and 1992 have been derived from the Company's audited consolidated financial statements. This information should be read in conjunction with Item 7 - "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the consolidated financial statements of the Company and the notes thereto included elsewhere in this Form 10-K. The share data set forth below has been adjusted to reflect the Company's two two-for-one splits of its Common Stock, which occurred in May 1994 and January 1996.


                                                                            Year Ended May 31,
                                                  ---------------------------------------------------------------------
                                                    1996           1995           1994           1993           1992
                                                  ---------      ---------      ---------      ---------      ---------
                                                                 (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:

Net sales and other revenues . . . . . . . .       $278,283       $134,698        $95,752        $54,205        $45,501
Cost of sales. . . . . . . . . . . . . . . .        163,811         71,440         50,560         26,677         22,999
                                                   --------       --------       --------       --------       --------
 Gross profit. . . . . . . . . . . . . . . .        114,472         63,258         45,192         27,528         22,502
                                                   --------       --------       --------       --------       --------

Operating expenses:
 Research and development. . . . . . . . . .         23,243         11,400          7,931          5,004          4,362
 Marketing and sales . . . . . . . . . . . .         12,027          6,789          4,673          4,492          2,765
 General and administrative. . . . . . . . .         19,096         11,817          8,980          5,007          3,860
 Amortization of identified intangibles. . .          4,305          1,331            762            698            495
                                                   --------       --------       --------       --------       --------
   Total operating expenses. . . . . . . . .         58,671         31,337         22,346         15,201         11,482
                                                   --------       --------       --------       --------       --------

Earnings from operations . . . . . . . . . .         55,801         31,921         22,846         12,327         11,020
Interest expense . . . . . . . . . . . . . .         (2,515)           (30)          (160)          (203)          (296)
Other income . . . . . . . . . . . . . . . .          3,091          3,944          1,466          1,222          1,135
                                                   --------       --------       --------       --------       --------
Earnings before income taxes . . . . . . . .         56,377         35,835         24,152         13,346         11,859
Income taxes . . . . . . . . . . . . . . . .         17,700         11,335          7,589          4,204          4,032
                                                   --------       --------       --------       --------       --------
Net earnings . . . . . . . . . . . . . . . .        $38,677        $24,500        $16,563         $9,142         $7,827
                                                   --------       --------       --------       --------       --------
                                                   --------       --------       --------       --------       --------

Earnings per common share. . . . . . . . . .          $0.94          $0.66          $0.53          $0.31          $0.27
                                                   --------       --------       --------       --------       --------
                                                   --------       --------       --------       --------       --------

Weighted average common shares
   outstanding . . . . . . . . . . . . . . .         41,125         37,381         31,448         29,786         29,326

BALANCE SHEET DATA (END OF YEAR):

Working capital. . . . . . . . . . . . . . .       $165,225       $104,908        $87,558        $29,685        $21,782
Total assets . . . . . . . . . . . . . . . .        355,465        165,487        132,000         61,542         46,349
Short-term debt, including current
 installments of long-term debt (1). . . . .             --             --            591          1,961          1,636
Long-term debt (1) . . . . . . . . . . . . .             --             --             --            427            545
Stockholders' equity . . . . . . . . . . . .        317,204        146,712        115,659         47,877         37,430

OTHER DATA:

Capital expenditures . . . . . . . . . . . .        $10,240         $5,979         $4,010         $3,703         $1,824
Depreciation and amortization. . . . . . . .         10,152          3,570          1,877          1,452          1,086
- ------------------


(1) See Notes 6 and 12 of Notes to Consolidated Financial Statements for information with respect to the Company's indebtedness and certain contingent obligations.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    The following discussion of the Company's results of operations and financial condition should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this Form 10-K.

ANNUAL RESULTS OF OPERATIONS

    The Company's results of operations improved significantly in each of the last two fiscal years principally as a result of the continued market acceptance of the I/O SYSTEM product line. Net sales and other revenues consist principally of seismic data acquisition systems, related component sales, and rental income relating to operating leases of I/O SYSTEM components. For the fiscal year ended May 31, 1996, the Company shipped 65 I/O SYSTEMS.

    The results of operations of the Company for the year ended May 31, 1996 and certain balance sheet items as of that date were significantly impacted by the WGEP Acquisition and the purchase of the specified assets and assumption of the specified liabilities in connection therewith. The gross profit margins on a number of former WGEP products have traditionally been lower than the gross profit margins for I/O SYSTEMs and their components. Accordingly, the Company's average gross profit margin following the WGEP Acquisition has been lower than that realized by the Company in the past.

    The following table sets forth for fiscal 1996, 1995 and 1994, the percentage relationship to net sales and other revenues of certain expenses and earnings together with the percentage change in such items:


                                                                  AS A PERCENTAGE OF NET SALES
                                                                  ----------------------------
                                                                        YEAR ENDED MAY 31,                     PERCENT CHANGE
                                                                ------------------------------------       ---------------------
                                                                1996           1995           1994         1995-1996   1994-1995
                                                                ----           ----           ----         ---------   ---------
Statement of Operations Data:
 Net sales and other revenues. . . . . . . . . . . . .          100.0%         100.0%         100.0%         106.6%       40.7%
 Cost of sales . . . . . . . . . . . . . . . . . . . .           58.9           53.0           52.8          129.3        41.3
                                                                -----          -----          -----

 Gross profit. . . . . . . . . . . . . . . . . . . . .           41.1           47.0           47.2           81.0        40.0
                                                                -----          -----          -----

Operating expenses:
   Research and development. . . . . . . . . . . . . .            8.4            8.5            8.3          103.9        43.7
   Marketing and sales . . . . . . . . . . . . . . . .            4.3            5.0            4.9           77.2        45.3
   General and administrative. . . . . . . . . . . . .            6.9            8.8            9.3           61.6        31.6
   Amortization of identified
     intangibles . . . . . . . . . . . . . . . . . . .            1.5            1.0            0.8          223.4        74.7
                                                                -----          -----          -----
           Total operating expenses. . . . . . . . . .           21.1           23.3           23.3           87.2        40.2
                                                                -----          -----          -----

Earnings from operations . . . . . . . . . . . . . . .           20.1           23.7           23.9           74.8        39.7
Interest expense . . . . . . . . . . . . . . . . . . .           (0.9)          (0.0)          (0.2)       8,283.3       (81.3)
Other income . . . . . . . . . . . . . . . . . . . . .            1.1            2.9            1.5         (21.6)       169.0
                                                                -----          -----          -----

Earnings before income taxes . . . . . . . . . . . . .           20.3           26.6           25.2           57.3        48.4
Income taxes . . . . . . . . . . . . . . . . . . . . .            6.4            8.4            7.9           56.2        49.4
                                                                -----          -----          -----

Net earnings . . . . . . . . . . . . . . . . . . . . .           13.9%          18.2%          17.3%          57.9%       47.9%
                                                                -----          -----          -----
                                                                -----          -----          -----


NET SALES AND OTHER REVENUES

    Net sales and other revenue for fiscal 1996 were $278.3 million, an increase of $143.6 million, or 107%, over the prior year, primarily due to sales from product lines acquired during fiscal 1995 and 1996 (44%), increased sales to the Company's largest customer, continued sales of the Company's traditional land-based seismic data acquisition systems (30%), and market acceptance of its new radio telemetry system, the I/O SYSTEM TWO RSR (13%).

    Net sales and other revenues for fiscal 1995 were $134.7 million, an increase of $38.9 million, or 41%, over the prior year, primarily due to new sales to Russia and Kazakhstan, increased revenues derived from businesses acquired by the Company in fiscal 1994 and 1995, the introduction of the new BCX ocean bottom cable system and continued acceptance of the I/O SYSTEM TWO.

RESEARCH AND DEVELOPMENT

    Fiscal 1996 research and development expenses increased $11.8 million, or 104% over the prior year, to $23.2 million, primarily due to increased personnel and related costs associated with the WGEP Acquisition, and increased supplies and equipment expense due to additional research and development projects and the WGEP Acquisition.

    Fiscal 1995 research and development expenses increased $3.5 million, or 44% over the prior year, to $11.4 million, primarily due to expenditures attributable to product lines acquired in fiscal 1995 and 1994, and advanced system design work.

MARKETING AND SALES

    Fiscal 1996 marketing and sales expenses increased $5.2 million, or 77% over the prior year, to $12.0 million, primarily due to increased personnel and associated marketing expenses related to the WGEP Acquisition, increased outside sales commissions resulting from higher sales levels, and increased advertising and exhibition costs for new products and recently acquired product lines.

    Fiscal 1995 marketing and sales expenses increased $2.1 million, or 45% over the prior year, to $6.8 million, primarily due to marketing expenses related to new product lines resulting from acquisitions and higher advertising and exhibition costs for new products.

GENERAL AND ADMINISTRATIVE

    Fiscal 1996 general and administrative expenses increased $7.3 million, or 62%, over the prior year, to $19.1 million, primarily due to increased personnel, insurance costs and property taxes as a result of acquisitions, increased bad-debt allowance due to higher sales levels, and increased costs related to the creation of a company-wide data processing services network.

    Fiscal 1995 general and administrative expenses increased $2.8 million, or 32% over the prior year, to $11.8 million, primarily due to increased personnel costs as a result of acquisitions and outside services.

AMORTIZATION OF IDENTIFIED INTANGIBLES

    Fiscal 1996 amortization of identified intangibles increased $3.0 million, or 223%, over the prior year, primarily due to amortization of goodwill related to the WGEP Acquisition.

    Fiscal 1995 amortization of identified intangibles increased $569,000 or 75%, over the prior year, due to the intangible costs added as a result of acquisitions.

OPERATING INCOME

    Earnings from operations increased $23.9 million or 75% in fiscal 1996 to $55.8 million compared to $31.9 million in the prior year, primarily due to increased revenues.

    Earnings from operations increased $9.1 million or 40% in fiscal 1995 to $31.9 million compared to $22.8 million in the prior year, primarily due to increased revenues.

INTEREST EXPENSE

    Interest expense in fiscal 1996 increased $2.5 million over the prior year, primarily due to interest on the $70 million term loan and borrowing under the $40 million revolving line of credit incurred in connection with the WGEP Acquisition. The Company had no long-term debt outstanding as of May 31, 1996.

    Interest expense in fiscal 1995 declined $130,000 primarily due to repayment of bank debt. The Company had no long-term debt outstanding as of May 31, 1995.

INCOME TAX EXPENSE

    The effective tax rate for fiscal 1996 and 1995 was approximately 31.4% and 31.6%, respectively. Income tax expense increased in both 1996 and 1995 in proportion to the increase in those years in earnings before taxes. See Note 1 and Note 9 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its operations from internally generated cash, its working capital credit facilities, and funds from equity financings. Cash flows from operating activities before changes in working capital items were $49.0 million for the year ended May 31, 1996. However, cash flows from operating activities after changes in working capital items were a negative $21.0 million for the year ended May 31, 1996, primarily due to increases in trade accounts receivable and inventory required to support increased sales levels. The Company believes that it has sufficient credit facilities to finance these increases in its working capital requirements.

    In connection with the WGEP Acquisition, the Company established in June 1995 a $110 million credit facility with First Interstate Bank of Texas, N.A., comprised of a $70 million term loan to fund the WGEP Acquisition and a $40 million revolving line of credit for working capital purposes. The Company retired the term loan and repaid the amounts outstanding under the revolving facility with certain of the proceeds from a $120 million public offering of 5,750,000 shares of the Company's common stock in November 1995. In May 1996, the Company renegotiated its Credit Facility with First Interstate Bank of Texas, N.A. (as agent and issuing bank), increasing the maximum amount of the working capital revolving line of credit to $50 million. Included under this maximum $50 million facility are subfacilities for (i) letters of credit of up to $15 million for the benefit of the Company and (ii) purchases from the Company of conditional sales obligations of the Company's customers and making direct loans to the Company's customers of up to $25 million (which purchases or loans by the lender(s) will require guaranties from the Company).

    The loan agreement contains restrictive covenants in favor of the lender(s), including limitations on future indebtedness of the Company, restrictions on business combinations involving the Company and its subsidiaries, post-default limitations on dividends and other distributions payable in cash or property, a $25 million per fiscal year limitation on the amounts of certain investments by the Company, and limitations on capital expenditures of $30 million per fiscal year (which does not include $20 million in connection with the financing of the construction of the Company's new plant and related facilities in Stafford, Texas). See Item 2. "Facilities". The loan agreement also contains provisions requiring the Company to maintain a consolidated tangible net worth in an amount not less than $180 million, limitations on the ratio of indebtedness to consolidated net worth and a provision requiring the ratio of consolidated liabilities to consolidated net worth to not exceed .50 to 1. See also Notes 4,5 and 6 of Notes to Consolidated Financial Statements.

    In June 1996, the Company obtained a commitment for a $12.5 million ten-year term mortgage loan to finance the construction of the Company's new manufacturing facility in Stafford, Texas. The loan will be secured by the Company's land, buildings and improvements housing its executive and research and development headquarters as well as its adjacent new plant site. The mortgage loan will bear interest at the rate of 7.875% per annum and is repayable in equal monthly installments of principal and interest. Funding is currently expected in August 1996. The commitment also requires the Company to pledge a $6.8 million letter of credit for the benefit of the mortgage lender as additional security during the construction phase for the new plant, which is to be released upon timely completion of construction in accordance with the terms and conditions of the loan agreement.

    The Company anticipates expenditures for the current fiscal year for exploration and development of oil and gas properties to be $6.3 million and expects to fund this level of expenditures through cash flows from operations. Actual levels of exploration and development expenditures may vary significantly due to many factors, including oil and gas prices, industry conditions, and the success of the Company's exploration and development projects. The Company's exploration and development projects are operated by third parties which control the timing and amount of expenditures required to exploit the participant's interests in these prospects. The Company's participation in oil and gas activities is accounted for on a full cost basis.

    Capital expenditures for property, plant, and equipment totaled $10.2 million for fiscal 1996 and are expected to aggregate $26.0 million for fiscal 1997. The Company believes that the combination of its existing working capital, unused credit available under its working capital credit facility, internally generated cash flow and access to other financing sources (including sales finance facilities), will be adequate to meet its anticipated capital and liquidity requirements for the foreseeable future.

OTHER FACTORS AFFECTING OPERATIONS

    Due to the relatively high sales price of an I/O SYSTEM TWO (typically ranging from $800,000 to more than $4.5 million) and relatively low unit sales volume, the timing in the shipment of systems and the mix of products sold can produce fluctuations in quarter-to-quarter financial performance. The Company believes that factors which could affect such timing include, among others, seasonality of end-user markets, availability of purchaser financing, manufacturing lead times, customer purchases of leased equipment and shortages of system components. In addition, because the Company typically operates, and expects to continue to operate, without a significant backlog of orders for its products, the Company's manufacturing plans and expenditure levels are based principally on sales forecasts. See Note 13 of Notes to Consolidated Financial Statements.

    Demand for the Company's products from customers in developing countries is difficult to predict and can fluctuate significantly from year to year. See
Note 8 of Notes to Consolidated Financial Statements. The Company believes these changes in demand patterns result primarily from the instability of economies and governments in certain developing countries, as well as from changes in internal laws and policies affecting trade and investment.

    In fiscal 1997, the Company will adopt SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." This standard requires that long-lived assets and certain identified intangibles held and used by an entity be reviewed for impairment whenever events indicate the carrying amount of an asset may not be recoverable. Management believes that the adoption of this standard will not materially affect reported earnings, financial condition or cash flows.

    In fiscal 1997, the Company will adopt SFAS No. 123 "Accounting for Stock-Based Compensation." This standard establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The Company intends to adopt the standard by disclosing the proforma net earnings and earnings per share amounts assuming the fair value method was adopted June 1, 1996. The adoption of this standard in the opinion of management will not have a material impact on results of operations, financial condition or cash flows.

         Management does not believe that inflation has had a material impact on the Company's business or operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements required by this item begin at page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                   P A R T    I I I

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item is contained in the Company's definitive Proxy Statement to be distributed in connection with its 1996 Annual Meeting of Stockholders under the caption "Management" and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this Item is contained in the Company's definitive Proxy Statement to be distributed in connection with its 1996 Annual Meeting of Stockholders under the caption "Remuneration of Directors and Officers" and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is contained in the Company's definitive Proxy Statement to be distributed in connection with its 1996 Annual Meeting of Stockholders under the caption "Voting and Stock Ownership of Management and Principal Stockholders" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Not applicable.

                                    P A R T    IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)      List of Documents Filed.

     (1)   Financial Statements:

           The financial statements filed as part of this report are listed in the "Index to Consolidated Financial Statements" on page F-1 hereof.

     (2)   Financial Statement Schedules:

           Not applicable.

     (3)   Exhibits:

        3.1   --   Amended and Restated Certificate of Incorporation, filed as
                   Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995 and incorporated herein by reference.

        3.2   --   Amended and Restated Bylaws, filed as Exhibit 3.2 to the
                   Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995 and incorporated herein by reference.

       10.2   --   Royalty Agreement, dated November 6, 1992, between I/O
                   Sensors, Inc., Triton and Triton Technologies, Inc., filed as Exhibit 10.2 to the 1993 Form 10-K and incorporated herein by reference.

     **10.3   --   1990 Restricted Stock Plan, filed as Exhibit 10.3 to the
                   Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995 and incorporated herein by reference.

     **10.4   --   Amended 1990 Stock Option Plan, filed as Exhibit 4.2 to the
                   Company's Registration Statement on Form S-8 (Registration
                   No. 33-85304) filed with the Securities and Exchange
                   Commission on October 19, 1994, and incorporated herein by reference.

     **10.5   --   Input/Output, Inc. Amended Management Incentive Plan, filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995 and incorporated herein by reference.

       10.6   --   Input/Output, Inc. 401(k) Plan, filed as Exhibit 10.6 to the
                   Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995 and incorporated herein by reference.

     **10.7   --   Directors Retirement Plan, filed as Exhibit 10.7 to the
                   Company's Registration Statement on Form S-1 (Registration
                   No. 33-49660) (the "1992 Form S-1") and incorporated herein by reference.

     **10.8   --   Amended and Restated 1991 Directors Stock Option Plan, filed as Exhibit 4.3 to the Company's Registration Statement on
                   Form S-8 (Registration No. 33-85304) filed with the
                   Securities and Exchange Commission on October 19, 1994, and incorporated herein by reference.

     **10.9   --   Supplemental Executive Retirement Plan filed as Exhibit 10.9 to the 1992 Form S-1, and incorporated herein by reference.

     **10.10  --   Supplemental Executive Retirement Trust filed as Exhibit
                   10.10 to the 1992 Form S-1, and incorporated herein by reference.

     **10.11  --   Employment Agreement, dated February 6, 1991, between the
                   Company and Robert P. Brindley, filed as exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995 and incorporated herein by reference.

     **10.12  --   Employment Agreement, dated February 6, 1991, between the
                   Company and Gary D. Owens, filed as Exhibit 10.12 to the
                   Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995 and incorporated herein by reference.

     **10.13  --   Employment Agreement, dated February 6, 1991, between the
                   Company and Michael J. Sheen, filed as Exhibit 10.13 to the
                   Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995 and incorporated herein by reference.

       10.15  --   Asset Purchase Agreement dated June 30, 1995, by and between
                   Input/Output, Inc., I/O Exploration Products (U.S.A.), Inc.
                   and Western Atlas International, Inc. filed as Exhibit 10.1 to the Company's Form 8-K dated June 30, 1995 and incorporated herein by reference.

       10.16  --   Product Purchase Agreement dated June 30, 1995, by and
                   between Input/Output, Inc., I/O Exploration Products
                   (U.S.A.), Inc. and Western Atlas International, Inc. filed as Exhibit 10.2 to the Company's Form 8-K dated June 30,
                   1995 and incorporated herein by reference.

      *10.17  --   Credit Agreement dated May 7, 1996, by and between
                   Input/Output, Inc. and First Interstate Bank of Texas, N.A.

       10.18  --   Program and Remarketing Agreement dated as of May 25, 1995 among the Company, Global Charter Corporation, Input/Output of Canada, Inc., Newcourt Financial USA, Inc. and Newcourt
                   Credit Group, Inc., filed as Exhibit 10.18 to the Company's
                   Annual Report on Form 10-K for the fiscal year ended May 31, 1995 and incorporated herein by reference.

       10.19  --   Amended and Restated Remarketing and Deficiency Support
                   Agreement dated July 27, 1995 among the Company, Dresdner
                   Bank Canada, Capilano International, Inc. Capilano
                   Geophysical, Inc. and Capilano International Argentina S.A., filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995 and incorporated herein by reference.

      *10.20  --   Master Letter of Credit Agreement dated April 16, 1996,
                   between the Company and ABN AMRO Bank N.V. Houston Agency.

      *11.1   --   Earnings Per Share Computation.

      *21.1   --   Subsidiaries of the Company.

      *23.1   --   Consent of KPMG Peat Marwick LLP.

      *24.1   --   The Power of Attorney is set forth on the signature page
                   hereof.

      *27.1   --   Financial Data Schedule.


 *  Filed herewith

**  Management contract or compensatory plan or arrangement.

           (b)     REPORTS ON FORM 8-K

                   No reports on Form 8-K were filed by Input/Output, Inc. during the quarter ended May 31, 1996 .

           (c)     EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K.

                   Reference is made to subparagraph (a) (3) of this Item 14 which is incorporated herein by reference.

           (d)     NOT APPLICABLE.

                                      SIGNATURES

                                            PURSUANT TO THE REQUIREMENTS OF
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED IN THE CITY OF STAFFORD, STATE OF TEXAS, ON JULY 12, 1996.

                                       Input/Output, Inc.

                                       By /s/  Gary D. Owens
                                          -------------------------------------
                                          GARY D. OWENS,
                                          PRESIDENT AND
                                          CHIEF EXECUTIVE OFFICER

                                  POWER OF ATTORNEY

    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gary D. Owens and Robert P. Brindley and each of them, as true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all documents relating to the Annual Report on Form 10-K, including any and all amendments and supplements thereto, for the fiscal year ended May 31, 1996, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS ANNUAL REPORT ON FORM 10-K HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

         NAME                     CAPACITIES                         DATE

/s/ Charles E. Selecman      Chairman of the Board              July 12, 1996
- ----------------------------
    CHARLES E. SELECMAN

/s/ Gary D. Owens            Director, President                July 12, 1996
- ---------------------------- and Chief Executive Officer
    GARY D. OWENS            (Principal Executive Officer)

/s/ Robert P. Brindley       Director, Senior Vice President,   July 12, 1996
- ---------------------------- Chief Financial Officer and
    ROBERT P. BRINDLEY       Secretary (Principal Financial
                             and Accounting Officer)

/s/ Shelby H. Carter, Jr.    Director                           July 12, 1996
- ----------------------------
    SHELBY H. CARTER, JR.

/s/ Ernest E. Cook           Director                           July 12, 1996
- ----------------------------
    ERNEST E. COOK

/s/ Glen H. Denison          Director                           July 12, 1996
- ----------------------------
    GLEN H. DENISON

/s/ Theodore H. Elliott, Jr. Director                           July 12, 1996
- ----------------------------
    THEODORE H. ELLIOTT, JR.

/s/ Dr. Peter T. Flawn       Director                           July 12, 1996
- ----------------------------
    DR. PETER T. FLAWN

/s/ G. Thomas Graves III     Director                           July 12, 1996
- ----------------------------
    G. THOMAS GRAVES III

/s/ Michael J. Sheen         Director, Senior Vice President    July 12, 1996
- ---------------------------- and Chief Technical Officer
    MICHAEL J. SHEEN

                         INPUT/OUTPUT, INC. AND SUBSIDIARIES

                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




Input/Output, Inc. and Subsidiaries:                                       Page
                                                                          ----
    Independent Auditors' Report . . . . . . . . . . . . . . . . . .      F-2
    Consolidated Balance Sheets -- May 31, 1996 and 1995 . . . . . .      F-3
    Consolidated Statements of Operations --
      Years Ended May 31, 1996, 1995 and 1994. . . . . . . . . . . .      F-4
    Consolidated Statements of Stockholders' Equity --
      Years Ended May 31, 1996, 1995 and 1994. . . . . . . . . . . .      F-5
    Consolidated Statements of Cash Flows --
      Years Ended May 31, 1996, 1995 and 1994. . . . . . . . . . . .      F-6
    Notes to Consolidated Financial Statements . . . . . . . . . . .      F-7

                             INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Input/Output, Inc.:



    We have audited the consolidated financial statements of Input/Output, Inc. and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Input/Output, Inc. and subsidiaries as of May 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 1996, in conformity with generally accepted accounting principles.

    As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Standards No. 109 "Accounting for Income Taxes", on June 1, 1993.


                                       /s/ KPMG Peat Marwick LLP

                                       KPMG PEAT MARWICK LLP

Houston, Texas
June 24, 1996

                         INPUT/OUTPUT, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS, EXCEPT SHARE DATA)


                                  ASSETS                                                                May 31,
                                                                                                -----------------------
                                                                                                  1996           1995
                                                                                                --------       --------
Current assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $34,252        $57,392
   Trade accounts receivable, less allowance for doubtful accounts of $470
      and $100 in 1996 and 1995, respectively. . . . . . . . . . . . . . . . . . . . . .          42,989         28,784
   Trade notes receivable, less allowance for doubtful notes
      of $728 and $125 in 1996 and 1995, respectively (note 3) . . . . . . . . . . . . .          28,424          5,156
   Inventories (note 2). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          92,787         28,032
   Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,004          1,467
                                                                                                --------       --------
        Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         200,456        120,831
Long-term trade notes receivable (note 3). . . . . . . . . . . . . . . . . . . . . . . .          16,678          2,470
Deferred income tax asset (note 9) . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,062             --
Property, plant and equipment, net (note 4). . . . . . . . . . . . . . . . . . . . . . .          56,035         24,079
Goodwill, net of accumulated amortization of $4,115 and
   $654 in 1996 and 1995, respectively . . . . . . . . . . . . . . . . . . . . . . . . .          64,200          4,724
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          17,034         13,383
                                                                                                --------       --------
                                                                                                $355,465       $165,487
                                                                                                --------       --------
                                                                                                --------       --------

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable, principally trade . . . . . . . . . . . . . . . . . . . . . . . . .         $19,518         $8,357
   Accrued expenses (note 5) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          13,751          6,861
   Income taxes payable (note 9) . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,962            705
                                                                                                --------       --------
            Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .          35,231         15,923
Other liabilities (note 11). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,030          2,287
Deferred income tax liability (note 9) . . . . . . . . . . . . . . . . . . . . . . . . .              --            565
Commitments and contingencies (notes 10, 11 and 12)
Stockholders' equity (note 7):
   Preferred stock, $.01 par value; authorized 5,000,000 shares, none issued . . . . . .              --             --
   Common stock, $.01 par value; authorized 50,000,000 shares; issued
      42,969,676 shares in 1996 and 36,275,876 shares in 1995. . . . . . . . . . . . . .             430            363
   Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         214,259         83,045
   Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         104,145         65,658
   Cumulative translation adjustment . . . . . . . . . . . . . . . . . . . . . . . . . .            (762)           206
   Unamortized restricted stock compensation . . . . . . . . . . . . . . . . . . . . . .            (868)        (2,560)
                                                                                                --------       --------
            Total  stockholders' equity. . . . . . . . . . . . . . . . . . . . . . . . .         317,204        146,712
                                                                                                --------       --------
                                                                                                $355,465       $165,487
                                                                                                --------       --------
                                                                                                --------       --------


See accompanying notes to consolidated financial statements.

                         INPUT/OUTPUT, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                                Years ended May 31,
                                                                                    ----------------------------------------
                                                                                       1996           1995           1994
                                                                                    ----------     ----------     ----------

Net sales and other revenues (notes 8 and 10). . . . . . . . . . . .                  $278,283       $134,698        $95,752
Cost of sales. . . . . . . . . . . . . . . . . . . . . . . . . . . .                   163,811         71,440         50,560
                                                                                    ----------     ----------     ----------
    Gross profit.. . . . . . . . . . . . . . . . . . . . . . . . . .                   114,472         63,258         45,192
                                                                                    ----------     ----------     ----------
Operating expenses:
   Research and development. . . . . . . . . . . . . . . . . . . . .                    23,243         11,400          7,931
   Marketing and sales . . . . . . . . . . . . . . . . . . . . . . .                    12,027          6,789          4,673
   General and administrative. . . . . . . . . . . . . . . . . . . .                    19,096         11,817          8,980
   Amortization of identified intangibles. . . . . . . . . . . . . .                     4,305          1,331            762
                                                                                    ----------     ----------     ----------
    Total operating expenses . . . . . . . . . . . . . . . . . . . .                    58,671         31,337         22,346
                                                                                    ----------     ----------     ----------
Earnings from operations . . . . . . . . . . . . . . . . . . . . . .                    55,801         31,921         22,846
Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . .                    (2,515)           (30)          (160)
Other income . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     3,091          3,944          1,466
                                                                                    ----------     ----------     ----------
Earnings before income taxes . . . . . . . . . . . . . . . . . . . .                    56,377         35,835         24,152
Income taxes (note 9). . . . . . . . . . . . . . . . . . . . . . . .                    17,700         11,335          7,589
                                                                                    ----------     ----------     ----------

Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  $ 38,677      $  24,500      $  16,563
                                                                                    ----------     ----------     ----------
                                                                                    ----------     ----------     ----------
Earnings per common share. . . . . . . . . . . . . . . . . . . . . .                  $   0.94      $    0.66      $    0.53
                                                                                    ----------     ----------     ----------
                                                                                    ----------     ----------     ----------
Weighted average number of common shares outstanding . . . . . . . .                41,125,286     37,381,458     31,448,262
                                                                                    ----------     ----------     ----------
                                                                                    ----------     ----------     ----------


     See accompanying notes to consolidated financial statements.

                         INPUT/OUTPUT, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       YEARS ENDED MAY 31, 1996, 1995, AND 1994
                          (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                 Unamortized
                                     Common stock        Additional                Cumulative     restricted      Total
                               -----------------------    paid-in      Retained    Translation       stock     stockholders'
                                 Shares        Amount     capital      earnings     Adjustment   compensation     equity
                               ----------   ----------   ----------   ----------    ----------   ------------  -------------
Balance at  May 31, 1993 .     29,948,320         $299      $24,745      $24,782    $      --      ($1,949)       $47,877
Restricted stock issued. .        344,000            3        4,104           --           --       (4,107)            --
Amortization of restricted
  stock compensation . . .             --           --           --           --           --        1,444          1,444
Public offering. . . . . .      4,600,000           46       47,854           --           --           --         47,900
Exercise of stock options.        539,600            6        1,396           --           --           --          1,402
Business acquisition . . .         75,756            1          472           --           --           --            473
Net earnings . . . . . . .             --           --           --       16,563           --           --         16,563
                               ----------   ----------   ----------   ----------   ----------   ----------     ----------
Balance at May 31, 1994. .     35,507,676          355       78,571       41,345           --       (4,612)       115,659
Amortization of restricted
  stock compensation . . .             --           --           --           --           --        2,052          2,052
Exercise of stock options.        768,200            8        4,604           --           --           --          4,612
Equity reduction for SERP
  Plan . . . . . . . . . .             --           --           --         (187)          --           --           (187)
Translation adjustment . .             --           --           --           --          206           --            206
Public offering. . . . . .             --           --         (130)          --           --           --           (130)
Net earnings . . . . . . .             --           --           --       24,500           --           --         24,500
                               ----------   ----------   ----------   ----------   ----------   ----------     ----------
Balance at May 31, 1995. .     36,275,876          363       83,045       65,658          206       (2,560)       146,712
Amortization of restricted
  stock compensation . . .             --           --           --           --           --        1,692          1,692
Exercise of stock options.        943,800            9       11,502           --           --           --         11,511
Equity reduction for SERP
  Plan . . . . . . . . . .             --           --           --         (187)          --           --           (187)
Equity reduction for
  Outside Directors
  Retirement Plan. . . . .             --           --           --           (3)          --           --             (3)
Translation adjustment . .             --           --           --           --         (968)          --           (968)
Public offering. . . . . .      5,750,000           58      119,712           --           --           --        119,770
Net earnings . . . . . . .             --           --           --       38,677           --           --         38,677
                               ----------   ----------   ----------   ----------   ----------   ----------     ----------

Balance at May 31, 1996. .     42,969,676         $430     $214,259      104,145        ($762)       ($868)      $317,204
                               ----------   ----------   ----------   ----------   ----------   ----------     ----------
                               ----------   ----------   ----------   ----------   ----------   ----------     ----------


See accompanying notes to consolidated financial statements.

                         INPUT/OUTPUT, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)


                                                                                       Years ended May 31,
                                                                            --------------------------------------
                                                                              1996           1995           1994
                                                                            --------       --------       --------
Cash flows from operating activities:
Net earnings   . . . . . . . . . . . . . . . . . . . . . . . . . . .         $38,677        $24,500        $16,563
  Adjustments to reconcile net earnings to net cash
     (used in) provided by operating activities:
        Depreciation and amortization. . . . . . . . . . . . . . . .          10,152          3,570          1,877
        Amortization of restricted stock compensation. . . . . . . .           1,692          2,052          1,444
        Deferred income taxes. . . . . . . . . . . . . . . . . . . .          (1,627)          (624)            32
        Pension costs. . . . . . . . . . . . . . . . . . . . . . . .              90            284            242
        Changes in assets and liabilities:
           Receivables . . . . . . . . . . . . . . . . . . . . . . .         (47,157)       (32,293)           (38)
           Inventories . . . . . . . . . . . . . . . . . . . . . . .         (29,094)        (5,920)        (5,172)
           Leased equipment. . . . . . . . . . . . . . . . . . . . .           1,332         (2,841)         1,295
           Accounts payable and accrued expenses . . . . . . . . . .           7,224          3,099          4,256
           Income taxes payable. . . . . . . . . . . . . . . . . . .            (555)        (1,097)           151
           Other . . . . . . . . . . . . . . . . . . . . . . . . . .          (1,743)        (1,185)        (1,178)
                                                                            --------       --------       --------
              Net cash (used in) provided by operating activities. .         (21,009)       (10,455)        19,472
                                                                            --------       --------       --------

Cash flows from investing activities:
  Purchase of property, plant and equipment. . . . . . . . . . . . .         (10,240)        (5,979)        (4,010)
  Acquisition of net assets and business . . . . . . . . . . . . . .        (120,467)        (5,500)        (5,363)
  Purchase of short-term investments . . . . . . . . . . . . . . . .              --        (65,308)       (49,103)
  Maturities of short-term investments . . . . . . . . . . . . . . .              --        114,411             --
  Investments in other assets. . . . . . . . . . . . . . . . . . . .          (2,549)        (3,697)        (1,702)
                                                                            --------       --------       --------
              Net cash (used in) provided by investing activities. .        (133,256)        33,927        (60,178)
                                                                            --------       --------       --------

Cash flows from financing activities:
  Borrowing from bank. . . . . . . . . . . . . . . . . . . . . . . .          97,800             --             --
  Payments on long-term debt . . . . . . . . . . . . . . . . . . . .         (97,800)          (591)        (3,797)
  Proceeds from sales of notes receivable. . . . . . . . . . . . . .              --         20,717             --
  Proceeds from exercise of stock options. . . . . . . . . . . . . .          11,511          4,612          1,402
  Net proceeds from public offerings . . . . . . . . . . . . . . . .         119,770           (130)        47,900
                                                                            --------       --------       --------
              Net cash provided by financing activities. . . . . . .         131,281         24,608         45,505
                                                                            --------       --------       --------

Effect of foreign currency exchange rates. . . . . . . . . . . . . .            (156)            (1)            --
                                                                            --------       --------       --------
Net (decrease) increase in cash and cash equivalents . . . . . . . .         (23,140)        48,079          4,799

Cash and cash equivalents at beginning of year . . . . . . . . . . .          57,392          9,313          4,514
                                                                            --------       --------       --------
Cash and cash equivalents at end of year . . . . . . . . . . . . . .         $34,252        $57,392         $9,313
                                                                            --------       --------       --------
                                                                            --------       --------       --------


See accompanying notes to consolidated financial statements.

                         INPUT/OUTPUT, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a)  PRINCIPLES OF CONSOLIDATION AND GENERAL

    The consolidated financial statements include the accounts of Input/Output, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

    The Company designs, manufactures and markets seismic data acquisition systems and peripheral seismic instruments for the oil and gas exploration and production industry worldwide. Net sales and other operating revenues consist primarily of net sales of products.


    (b)  CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

    (c)  INVENTORIES

    Inventories are stated at the lower of cost (primarily first-in, first-out) or market. Revenue from the sale of products is recognized at the time of shipment. The Company's obsolescence policy is to reserve for components that have not been used in three years. The Company's components do not have an ongoing service requirement.

    (d)  PROPERTY, PLANT AND EQUIPMENT

    Plant and equipment are depreciated principally on a straight-line basis using estimated useful lives as follows: building - 25 years, machinery and equipment - five to eight years and other - three to eight years. Repairs and maintenance are expensed as incurred. Gains and losses on sales and retirements are recognized on disposal.

    In fiscal 1997, the Company will adopt SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." This standard requires that long-lived assets and certain identified intangibles held and used by an entity be reviewed for impairment whenever events indicate the carrying amount of an asset may not be recoverable. Management believes that the adoption of this standard will not materially affect reported earnings, financial condition or cash flows.

    (e)  GOODWILL

    Goodwill results from business acquisitions and represents the excess of acquisition costs over the fair value of the net assets of businesses acquired. Goodwill is amortized on a straight-line basis over 8 to 20 years. The Company measures goodwill annually using undiscounted cash flows to assess recoverability. The Company believes that no impairment of goodwill exists. Accumulated amortization was $4,115,000 and $654,000 at May 31, 1996 and 1995, respectively.

    (f)  FAIR VALUE OF FINANCIAL INSTRUMENTS

    Fair value estimates are made at discrete points in time based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.

                         INPUT/OUTPUT, INC. AND SUBSIDIARIES

    The Company believes that the carrying amounts of its current assets, current liabilities, and long-term notes receivable approximate the fair value of such items.

    (g)  RESEARCH AND DEVELOPMENT

    Research and development costs are expensed as incurred.


    (h)  REVENUE RECOGNITION

    The Company recognizes revenue at the shipment date. No right of return exists regarding any product(s) sold by the Company.

    (i)  PRODUCT WARRANTIES

    The Company warrants that all equipment manufactured by it will be free from defects in workmanship, in material and parts ranging from 90 days to three years from the date of original purchase depending on the product.

    For new customers, the Company provides operator training, as well as start-up and on-site support. The Company provides for estimated training, installation and warranty costs as a charge to cost of sales at the time of sale.


    (j)  INCOME TAXES

    As of June 1, 1993, the Company adopted the Financial Accounting Standards Board (FASB) Statement 109, "Accounting for Income Taxes". FASB 109 requires deferred tax assets and liabilities be recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. Under FASB 109 the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. The adoption of FASB 109 had no cumulative effect on the financial statements.

    (k)  EARNINGS PER COMMON SHARE

    Earnings per common share are based on the weighted average number of shares of common stock outstanding during the respective years (41,125,286 shares in 1996, 37,381,458 shares in 1995; and 31,448,262 shares in 1994) after giving retroactive effect to the changes in capital structure discussed in Note
7. For purposes of the computations, restricted stock has been added as a common stock equivalent as of the date of grant. Stock options have been included from the date of their issuance due to the dilutive effect on the computation.

    (l)  FOREIGN CURRENCY TRANSLATION

    Assets and liabilities of foreign subsidiaries are generally translated at current exchange rates and related translation adjustments are reported as a component of stockholders' equity. Statements of operations are translated at the average rates during the period.

                         INPUT/OUTPUT, INC. AND SUBSIDIARIES

    (m)  STATEMENTS OF CASH FLOWS

    Supplemental disclosure of cash flow information follows (in thousands):

 Cash paid during the year for:                      1996     1995      1994
                                                   -------   -------   -------

   Interest. . . . . . . . . . . . . . . . . .     $ 2,515   $    30   $   160
                                                   -------   -------   -------
                                                   -------   -------   -------
   Income taxes. . . . . . . . . . . . . . . .     $10,692   $10,255   $ 7,256
                                                   -------   -------   -------
                                                   -------   -------   -------

 Non-cash investing and financing activities:
   Restricted stock issued:
     Increase in common stock
 Increase in paid in capital . . . . . . . . .     $    --   $    --   $     2
 . . . . . . . . . . . . . . . . . . . . . . .          --        --     4,105
 Increase in unamortized restricted
    stock compensation . . . . . . . . . . . .          --        --    (4,107)
                                                   -------   -------   -------
                                                   -------   -------   -------
                                                   $    --   $    --   $    --
                                                   -------   -------   -------
                                                   -------   -------   -------
  Issuance of common stock in connection with
  business acquisition (75,756 shares) . . . .     $    --   $    --   $   473
                                                   -------   -------   -------
                                                   -------   -------   -------


    (n) USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    (o) RECLASSIFICATION

    Certain amounts previously reported in the financial statements have been reclassified to conform to the current year presentation.


(2) INVENTORIES

    A summary of inventories follows (in thousands):
                                                         1996           1995
                                                       -------        -------

    Raw Materials. . . . . . . . . . . . . . .         $47,280        $17,024
    Work-in-process. . . . . . . . . . . . . .          29,016         10,103
    Finished goods . . . . . . . . . . . . . .          16,491            905
                                                       -------        -------
                                                       $92,787        $28,032
                                                       -------        -------
                                                       -------        -------

                         INPUT/OUTPUT, INC. AND SUBSIDIARIES

(3) TRADE NOTES RECEIVABLE

    The current and long-term trade notes receivable at May 31, 1996 are secured by seismic equipment sold by the Company, bearing interest at rates ranging from 7% to 12% and are due at various dates to 2000. In assessing the exposure to loss, management has considered the financial capabilities of the borrowers to repay the notes and the net realizable value of the equipment securing the notes.


(4) PROPERTY, PLANT AND EQUIPMENT

    A summary of property, plant and equipment follows (in thousands):

                                                                MAY 31,
                                                       ----------------------
                                                         1996           1995
                                                       -------        -------
    Land . . . . . . . . . . . . . . . . . . .         $ 3,801        $ 2,503
    Building . . . . . . . . . . . . . . . . .          15,622          4,321
    Machinery and equipment. . . . . . . . . .          39,136         16,378
    Leased equipment . . . . . . . . . . . . .           8,338          4,846
    Other. . . . . . . . . . . . . . . . . . .           6,425          3,381
                                                       -------        -------
     . . . . . . . . . . . . . . . . . . . . .          73,322         31,429
    Less accumulated depreciation. . . . . . .          17,287          7,350
                                                       -------        -------
     . . . . . . . . . . . . . . . . . . . . .         $56,035        $24,079
                                                       -------        -------
                                                       -------        -------

(5) ACCRUED EXPENSES

    A summary of accrued expenses follows (in thousands):

                                                                MAY 31,
                                                       ----------------------
                                                         1996           1995
                                                       -------        -------
    Compensation, including commissions. . . .          $7,657         $4,377
    Warranty, training and installation. . . .           3,731          1,771
    Other. . . . . . . . . . . . . . . . . . .           2,363            713
                                                       -------        -------
     . . . . . . . . . . . . . . . . . . . . .         $13,751         $6,861
                                                       -------        -------
                                                       -------        -------

(6) LONG-TERM DEBT

    The Company had no long-term debt outstanding as of May 31, 1996. The Company has a $50 million working capital line of credit with its lead bank which had no current balance drawn against it as of May 31, 1996 and 1995.

                         INPUT/OUTPUT, INC. AND SUBSIDIARIES

(7)  STOCKHOLDERS' EQUITY

    (a)  CHANGES IN CAPITAL STRUCTURE

    On January 9, 1996, the Company effected a two-for-one stock split for stockholders of record on December 26, 1995. The consolidated financial statements, including all references to the number of shares of common stock and all per share information, have been adjusted to reflect the common stock split on a retroactive basis.

    In November 1995, the Company offered and sold 5,750,000 shares of its common stock in an underwritten public offering. The proceeds to the Company before deducting the Company's expenses of the offering were approximately $120,175,000. The proceeds were used to retire indebtedness incurred in connection with the WGEP Acquisition and for general corporate purposes.

    On May 4, 1994, the Company effected a two-for-one stock split for stockholders of record on April 18, 1994. The consolidated financial statements, including all references to the number of shares of common stock and all per share information, have been adjusted to reflect the common stock split on a retroactive basis.

    In May 1994, subsequent to the two-for-one stock split, the Company offered and sold 4,600,000 shares of its common stock in an underwritten public offering. The proceeds to the Company before deducting the Company's expenses of the offering were approximately $47,955,000. The proceeds were used for the WGEP Acquisition and general corporate purposes.


    (b)  STOCK OPTIONS AND RESTRICTED STOCK

    STOCK OPTION PLANS. The Company has adopted a stock option plan for eligible employees which provides for the granting of options to purchase a maximum of 7,000,000 shares of common stock. Transactions under the employee stock option plan are summarized as follows:

                         INPUT/OUTPUT, INC. AND SUBSIDIARIES

EMPLOYEE STOCK OPTION PLAN


                                           OPTION PRICE                                       AVAILABLE
                                            PER SHARE       OUTSTANDING     EXERCISABLE       FOR GRANT
                                         --------------     -----------     -----------       ---------

May 31, 1993 . . . . . . . . . . . . .    $2.00-3.90625       2,544,500         506,700         422,900
                                          -------------- --------------  --------------  --------------
Granted-444,000. . . . . . . . . . . .   6.8438-11.9375         444,000              --        (444,000)
Became exercisable . . . . . . . . . .               --              --         786,000              --
Exercised. . . . . . . . . . . . . . .      2.00-3.5625        (498,600)       (498,600)             --
Canceled/Forfeited . . . . . . . . . .      2.0313-3.50         (18,100)             --          18,100
                                          -------------- --------------  --------------  --------------
May 31, 1994 . . . . . . . . . . . . .     2.00-11.9375       2,471,800         794,100          (3,000)
                                          -------------- --------------  --------------  --------------
Increase in Shares Authorized. . . . .               --              --              --       4,000,000
Granted-139,000. . . . . . . . . . . .     9.375-16.875         139,000              --        (139,000)
Became exercisable . . . . . . . . . .               --              --         645,000              --
Exercised. . . . . . . . . . . . . . .     2.00-3.90625        (695,700)       (695,700)             --
Canceled/Forfeited . . . . . . . . . .     2.03125-3.50          (1,700)          1,700
                                          -------------- --------------  --------------  --------------
May 31, 1995 . . . . . . . . . . . . .      2.00-16.875       1,913,400         743,400       3,859,700
                                          -------------- --------------  --------------  --------------
Granted-816,750. . . . . . . . . . . .    17.8125-39.25         816,750              --        (816,750)
Became exercisable . . . . . . . . . .               --              --         544,600              --
Exercised. . . . . . . . . . . . . . .     2.00-11.9375        (741,300)       (741,300)             --
Canceled/Forfeited . . . . . . . . . .     3.50-17.8125          (6,000)             --           6,000
                                          -------------- --------------  --------------  --------------
May 31, 1996 . . . . . . . . . . . . .   $2.0313-$39.25       1,982,850         546,700       3,048,950
                                          -------------- --------------  --------------  --------------
                                          -------------- --------------  --------------  --------------


INPUT/OUTPUT, INC. AND SUBSIDIARIES

    The Company has also adopted a directors stock option plan which provides for the granting of options to purchase a maximum of 1,014,000 shares of common stock by the Company's non-employee directors. Transactions under the directors stock option plan are summarized as follows:

DIRECTORS STOCK OPTION PLAN



                                           OPTION PRICE                                       AVAILABLE
                                               PER SHARE     OUTSTANDING    EXERCISABLE       FOR GRANT
                                            ---------------  -----------    -----------       ---------
May 31, 1993 . . . . . . . . . . . . .      $2.0313-$3.2188     264,000          72,000         480,000
                                             --------------- ----------     -----------       ---------
Granted - 120,000. . . . . . . . . . .                 5.75     120,000              --        (120,000)
Became exercisable . . . . . . . . . .                   --          --          66,000              --
Exercised. . . . . . . . . . . . . . .        2.0313-3.2188     (41,000)        (41,000)             --
                                             --------------- ----------     -----------       ---------
May 31, 1994 . . . . . . . . . . . . .          2.0313-5.75     343,000          97,000         360,000
                                             --------------- ----------     -----------       ---------
Increase in shares authorized. . . . .                   --          --              --         270,000
Granted - 210,000. . . . . . . . . . .              11.8438     210,000        (210,000)
Became exercisable . . . . . . . . . .                   --          --          96,000              --
Exercised. . . . . . . . . . . . . . .       2.0313-11.8438     (72,000)        (72,000)             --
                                             --------------- ----------     -----------       ---------
May 31, 1995 . . . . . . . . . . . . .       2.0313-11.8438     481,000         121,000         420,000
                                             --------------- ----------     -----------       ---------
Granted 210,000. . . . . . . . . . . .              19.1875     210,000              --        (210,000)
Became exercisable . . . . . . . . . .                   --          --         112,500              --
Exercised. . . . . . . . . . . . . . .       2.0313-11.8438    (202,500)       (202,500)             --
                                             --------------- ----------     -----------       ---------
May 31, 1996 . . . . . . . . . . . . .     $2.0313-$19.1875     488,500          31,000         210,000
                                             --------------- ----------     -----------       ---------
                                             --------------- ----------     -----------       ---------


    In fiscal 1997 the Company will adopt SFAS No. 123 Accounting for Stock-Based Compensation. This standard establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The Company intends to adopt the standard by disclosing the proforma net earnings and earnings per share amounts assuming the fair value method was adopted June 1, 1996. The adoption of this standard in the opinion of management will not have a material impact on results of operations, financial positions or cash flows.

                          INPUT/OUTPUT, INC. AND SUBSIDIARIES

    RESTRICTED STOCK PLAN. The Company adopted a restricted stock plan which provides for the award of up to 610,000 shares of common stock to key officers and employees. Ownership of the common stock will vest over a period of four years. The restriction is removed from 50% of the shares after two year, 25% in the third year and 25% in the fourth year. Shares awarded may not be sold, assigned, transferred, pledged or otherwise encumbered by the grantee during the vesting period. Except for these restrictions, the grantee of an award of shares has all the rights of a stockholder, including the right to receive dividends and the right to vote such shares. The Company has granted all shares of restricted stock to certain employees.

    The market value of shares of common stock granted under the restricted stock plan was recorded as unamortized restricted stock compensation and shown as a separate component of stockholders' equity. The restricted stock compensation is amortized over the four-year vesting period.

(8) EXPORT SALES AND MAJOR CUSTOMERS:

    A summary of net sales and other revenues from foreign customers by geographic area follows (in thousands):
                                              1996        1995        1994
                                             --------    --------    --------
    Europe . . . . . . . . . . . . . .       $26,718     $15,871     $ 3,965
    Canada and Mexico. . . . . . . . .        25,324      28,075      41,056
    Middle East. . . . . . . . . . . .        20,192       4,665       2,118
    Former Soviet Union. . . . . . . .        17,994      26,066       4,493
    People's Republic of China . . . .        16,854       2,479       4,721
    Africa . . . . . . . . . . . . . .         8,460       2,222          --
    South America. . . . . . . . . . .         6,151      10,792       8,717
    Pakistan and India . . . . . . . .         2,684         959       1,220
    Other. . . . . . . . . . . . . . .           427         835         388
                                             --------    --------    --------
                                            $124,804     $91,964     $66,678
                                             --------    --------    --------
                                             --------    --------    --------

    Net sales and other revenues from individual customers representing 10% or more of net sales and other revenues were as follows:

    Customer                                  1996      1995      1994
    --------                                  ----      ----      ----

    A. . . . . . . . . . . . . . . . .         32%       15%       14%
    B. . . . . . . . . . . . . . . . .         10%       11%       13%
    C. . . . . . . . . . . . . . . . .         --         5%       10%
    D. . . . . . . . . . . . . . . . .          1%        4%       11%


(9) INCOME TAXES

Components of income taxes follow (in thousands):

                                            1996      1995      1994
                                            ----      ----      ----
    Current:
         Federal . . . . . . . . . . .    $14,615   $10,517    $6,550
         Foreign . . . . . . . . . . .      3,986     1,007       860
         State and local . . . . . . .        726       435       147
    Deferred-Federal . . . . . . . . .     (1,627)     (624)       32
                                          -------   -------   -------
                                          $17,700   $11,335    $7,589
                                          -------   -------   -------
                                          -------   -------   -------

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES

     A reconciliation of the expected income tax expense on earnings using the statutory Federal income tax rate of 35% for the years ended 1996, 1995 and 1994, to the income tax expense reported herein is as follows (in thousands):



                                                                    1996           1995           1994
                                                                   ------         ------          -----
     Expected income tax expense:. . . . . . . . . . . . . .      $19,732        $12,542         $8,453
     Tax benefit from use of foreign sales corporation . . .       (2,032)          (982)          (598)
     Foreign tax credit. . . . . . . . . . . . . . . . . . .         (305)          (206)            --
     Research and development credit . . . . . . . . . . . .           --             --           (293)
     Foreign taxes . . . . . . . . . . . . . . . . . . . . .          118             (6)           431
     State and local taxes . . . . . . . . . . . . . . . . .          472            283             96
     Other . . . . . . . . . . . . . . . . . . . . . . . . .         (285)          (296)          (500)
                                                                   ------         ------          -----
                                                                  $17,700        $11,335         $7,589
                                                                   ------         ------          -----
                                                                   ------         ------          -----


     The tax effects of the cumulative temporary differences resulting in the net deferred tax (asset) liability follow (in thousands):


                                                                                          MAY 31,
                                                                                  -----------------------
                                                                                    1996           1995
                                                                                  --------       --------
     Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .        $ (1,351)      $   (620)
     Allowance accounts. . . . . . . . . . . . . . . . . . . . . . . . . .          (1,053)          (378)
     Unamortized restricted stock compensation . . . . . . . . . . . . . .          (1,711)        (1,347)
     Uniform capitalization. . . . . . . . . . . . . . . . . . . . . . . .            (409)          (169)
                                                                                  --------       --------

       Total deferred tax assets . . . . . . . . . . . . . . . . . . . . .          (4,524)        (2,514)
       Valuation allowance . . . . . . . . . . . . . . . . . . . . . . . .              --             --
                                                                                  --------       --------

       Total deferred tax asset, net . . . . . . . . . . . . . . . . . . .          (4,524)        (2,514)

                                                                                  --------       --------

     Basis in identified intangibles . . . . . . . . . . . . . . . . . . .           2,075          1,650
     Basis in property, plant and equipment. . . . . . . . . . . . . . . .             150          1,100
     Foreign taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .              --              7
     Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,237            322
                                                                                  --------       --------

       Total deferred tax liabilities. . . . . . . . . . . . . . . . . . .           3,462          3,079
                                                                                  --------       --------

     Total deferred tax (asset) liability, net . . . . . . . . . . . . . .        $ (1,062)      $    565
                                                                                  --------       --------
                                                                                  --------       --------


     Management believes that total deferred tax assets, net of valuation allowance, will more likely than not be fully realized based on the Company's historical earnings and future expectations of adjusted taxable income as well as reversing gross deferred tax liabilities
(10) LEASES

     The Company is a party to several leases as described below:

     AS LESSOR: The Company leases seismic equipment to customers under operating leases with noncancellable terms of less than one year. Rental income relating to the operating leases was: $7,386,000 in 1996; $4,263,000 in 1995; and $2,406,000 in 1994. The Company also owns a building with tenants. The rental income relating to those leases was: $257,000 in 1996; $194,000 in 1995; and $211,000 in 1994.

     AS LESSEE: The Company had rental expense relating to operating leases for a secondary facility and various equipment of: $1,801,000 in 1996; $680,000 in 1995; and $223,000 in 1994. At May 31, 1996, none of the operating leases had noncancellable lease terms in excess of one year.

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES

(11) RETIREMENT PLANS

     The Company has a 401(k) retirement savings plan which covers substantially all employees. Employees may voluntarily contribute up to 16% of their compensation, as defined, to the plan and the Company may contribute additional amounts at its sole discretion. The Company's contributions to the plan were:
$1,933,000 in 1996; $980,000 in 1995; and $697,000 in 1994.

     The Company has adopted a non-qualified, unfunded supplemental executive retirement plan (SERP Plan). The SERP Plan provides for certain compensation to become payable on the participant's death, retirement or total disability as set forth in the plan. The SERP Plan is accounted for under Financial Accounting Standards No. 87 "Employer's Accounting for Pensions". The fiscal 1996 consolidated financial statements include pension expense of $326,000, accrued pension costs of $2,201,000, an intangible asset for unrecognized prior service cost of $951,000 and equity reduction of $187,000.

     The Company has adopted a non-qualified, unfunded outside directors retirement plan (Directors Plan). The Directors Plan provides for certain compensation to become payable on the participants death, retirement or total disability as set forth in the plan. The Directors Plan is accounted for under Financial Accounting Standards No. 87 "Employer's Accounting for Pensions." The fiscal 1996 consolidated financial statements include pension expense of $102,000, accrued pension costs of $447,000, an intangible asset for unrecognized prior service cost of $149,000 and an equity reduction of $3,000.

(12) CREDIT RISK

     At May 31, 1996 and 1995, the Company had guaranteed approximately $30,307,000 and $14,556,000, respectively, of trade notes receivable sold with recourse (note 3) and loans from unaffiliated parties to purchasers of the Company's seismic equipment. All loans guaranteed are collateralized by the seismic equipment. No loss from these guarantees has occurred as of May 31, 1996.

(13) SELECTED QUARTERLY INFORMATION  - (UNAUDITED)



THREE MONTHS ENDED

                                                ----------------------------------------------------
1996                                            AUG. 31        NOV. 30        FEB. 28        MAY 31
- ----                                            -------        -------        -------        -------
                                                      (in thousands, except per share amounts)
Net sales and other revenues . . . . . . . .    $54,758        $70,530        $77,074        $75,921
Gross profit . . . . . . . . . . . . . . . .     21,905         28,470         31,671         32,426
Earnings from operations . . . . . . . . . .      9,404         13,642         16,669         16,086
Interest expense . . . . . . . . . . . . . .       (868)        (1,647)            --             --
Other income . . . . . . . . . . . . . . . .        880            (23)           724          1,510
Income taxes . . . . . . . . . . . . . . . .      3,013          3,831          5,566          5,290
                                                -------        -------        -------        -------
Net earnings . . . . . . . . . . . . . . . .    $ 6,403        $ 8,141        $11,827        $12,306
                                                -------        -------        -------        -------
                                                -------        -------        -------        -------

Earnings per share . . . . . . . . . . . . .      $0.17          $0.21          $0.27          $0.28
                                                  -----          -----          -----          -----
                                                  -----          -----          -----          -----

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES



THREE MONTHS ENDED

                                                ----------------------------------------------------
1995                                            AUG. 31        NOV. 30        FEB. 28        MAY 31
- ----                                            -------        -------        -------        -------
                                                      (in thousands, except per share amounts)
Net sales and other revenues . . . . . . . .    $27,318        $34,215        $34,512        $38,653
Gross profit . . . . . . . . . . . . . . . .     13,002         15,891         16,734         17,631
Earnings from operations . . . . . . . . . .      6,224          7,995          8,928          8,774
Interest expense . . . . . . . . . . . . . .        (24)            (6)            --             --
Other income . . . . . . . . . . . . . . . .        911            890            948          1,195
Income taxes . . . . . . . . . . . . . . . .      2,276          2,841          3,160          3,058
Net earnings . . . . . . . . . . . . . . . .    $ 4,835        $ 6,037        $ 6,717        $ 6,911
                                                -------        -------        -------        -------
                                                -------        -------        -------        -------

Earnings per share . . . . . . . . . . . . .    $  0.13        $  0.16        $  0.18        $  0.18
                                                  -----          -----          -----          -----
                                                  -----          -----          -----          -----

(14) WGEP ACQUISITION

     On June 30, 1995, the Company completed the WGEP Acquisition for approximately $121.3 million. The transaction was accounted for by the purchase method of accounting. Accordingly, acquired assets and assumed liabilities were recorded at their estimated fair values, which resulted in goodwill of approximately $62.9 million that will be amortized over 20 years. A summary of the final purchase price allocation is as follows (in thousands):

     Cash. . . . . . . . . . . . . . . . . .     $1,000
     Trade accounts receivable . . . . . . .      4,500
     Inventories . . . . . . . . . . . . . .     35,600
     Prepaid expenses. . . . . . . . . . . .        300
     Property, plant and equipment . . . . .     28,700
     Other assets. . . . . . . . . . . . . .      1,000
     Goodwill. . . . . . . . . . . . . . . .     62,900
     Accounts payable. . . . . . . . . . . .     (1,400)
     Accrued expenses. . . . . . . . . . . .     (9,500)
     Income taxes payable. . . . . . . . . .     (1,800)
                                               --------

     Purchase price. . . . . . . . . . . . .   $121,300
                                               --------
                                               --------

     The following unaudited condensed proforma statement of operations presents the results of operations for the year ended May 31, 1996 and 1995 as if the purchase had occurred on June 1, 1994. The proforma results are not necessarily indicative of the financial results that might have occurred had the transaction actually taken place on June 1, 1994, or of future results of operations
(dollars in thousands).                                     (Unaudited)
                                                               MAY 31,
                                                     --------------------------
                                                         1996            1995
                                                     -----------    -----------
     Net sales and other revenues. . . . . . . . .   $   292,405    $   239,617
     Earnings from operations. . . . . . . . . . .        52,874         11,411
     Net Earnings. . . . . . . . . . . . . . . . .        36,162          4,982
                                                     -----------    -----------

     Earnings per common share . . . . . . . . . .   $      0.88    $      0.13
                                                     -----------    -----------
                                                     -----------    -----------

     Weighted average number of common shares. . .   $41,125,286    $37,381,458
                                                     -----------    -----------
                                                     -----------    -----------