Form 10-Q
period 1996-08-31
INPUT OUTPUT INC
filed 1996-10-02
CIK 866609

============================================================================


                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                FORM 10-Q


    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED: AUGUST 31, 1996

                                    OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM _____________ TO ____________

         COMMISSION FILE NUMBER:  1-13402

                            INPUT/OUTPUT, INC.
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)


             DELAWARE                                   22-2286646
   (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)


   11104 WEST AIRPORT BLVD., STAFFORD, TEXAS               77477
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

   Registrant's telephone number, including area code: (713) 933-3339


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                              Yes  [X]     No  [ ]

At August 31, 1996 there were 43,049,801 shares of common stock, par value $0.01 per share, outstanding.


============================================================================

                    INPUT/OUTPUT, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-Q
                   FOR THE QUARTER ENDED AUGUST 31, 1996


PART I.  Financial Information.                                     PAGE
                                                                    ----
Item 1.  Financial Statements.

  Consolidated Balance Sheets
    August 31, 1996 and May 31, 1996...............................   2

  Consolidated Statements of Operations
     Three months ended August 31, 1996 and 1995...................   3

  Consolidated Statements of Cash Flows
     Three months ended August 31, 1996 and 1995...................   4

  Notes to Consolidated Financial Statements.......................   5

Item 2.  Management's Discussion and Analysis of Results of
          Operations and Financial Condition.......................   8

PART II.  Other Information.

Item 6.  Exhibits and Reports on Form 8-K..........................  10

                     INPUT/OUTPUT, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE DATA)
                                 (UNAUDITED)

                                                  AUGUST 31,    MAY 31,
                        ASSETS                      1996         1996
                                                  ----------   --------
Current assets:
  Cash and cash equivalents.....................  $ 14,000    $ 34,252
  Trade account receivables, net................    45,900      42,989
  Trade notes receivable, net...................    46,193      28,424
  Inventories...................................   100,601      92,787
  Prepaid expenses..............................     2,210       2,004
                                                  --------    --------
    Total current assets........................   208,904     200,456
Long-term trade notes receivable................    21,718      16,678
Deferred income tax asset.......................       327       1,062
Property, plant and equipment, net..............    60,101      56,035
Identified intangibles, net.....................    63,417      64,200
Other assets....................................    19,460      17,034
                                                  --------    --------
                                                  $373,927    $355,465
                                                  --------    --------
                                                  --------    --------

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt........  $    860    $     --
  Accounts payable, principally trade...........    15,733      19,518
  Accrued expenses..............................    10,958      13,751
  Income taxes payable..........................     3,136       1,962
                                                  --------    --------
    Total current liabilities...................    30,687      35,231
Long-term debt, excluding current installments..    11,690          --
Other liabilities...............................     3,110       3,030
Stockholders' equity:
  Preferred stock, $.01 par value; authorized
   5,000,000 shares, none issued................        --          --
  Common stock, $.01 par value; authorized
   50,000,000 shares; issued 43,049,801 shares
   at August 31, 1996 and 42,969,676 shares at
   May 31, 1996.................................       430         430
  Additional paid-in capital....................   215,570     214,259
  Retained earnings.............................   113,806     104,145
  Cumulative translation adjustment.............      (665)       (762)
  Unamortized restricted stock compensation.....      (701)       (868)
                                                  --------    --------
    Total stockholders' equity..................   328,440     317,204
                                                  --------    --------
                                                  $373,927    $355,465
                                                  --------    --------
                                                  --------    --------

        See accompanying notes to consolidated financial statements.

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                     FOR THE THREE MONTHS
                                                       ENDED AUGUST 31,
                                                   -----------------------
                                                      1996         1995
                                                   ----------   ----------
Net sales and other revenues...................    $   73,004   $   54,758
Cost of sales..................................        44,370       32,853
                                                   ----------   ----------
  Gross profit.................................        28,634       21,905
                                                   ----------   ----------
Operating expenses:
  Research and development.....................         5,890        4,567
  Marketing and sales..........................         3,307        3,102
  General and administrative...................         5,844        4,138
  Amortization of identified intangibles.......         1,108          694
                                                   ----------   ----------
    Total operating expenses...................        16,149       12,501
                                                   ----------   ----------
Earnings from operations.......................        12,485        9,404
Interest expense...............................            --         (868)
Other income...................................         1,723          880
                                                   ----------   ----------
Earnings before income taxes...................        14,208        9,416
Income taxes...................................         4,547        3,013
                                                   ----------   ----------
Net earnings...................................    $    9,661   $    6,403
                                                   ----------   ----------
                                                   ----------   ----------
Earnings per common share......................    $     0.22   $     0.17
                                                   ----------   ----------
                                                   ----------   ----------
Weighted average number of common shares
 outstanding...................................    43,941,921   37,837,228
                                                   ----------   ----------
                                                   ----------   ----------


     See accompanying notes to consolidated financial statements.

                    INPUT/OUTPUT, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)
                                (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                              AUGUST 31,
                                                         --------------------
                                                           1996       1995
                                                         --------   ---------
Cash flows from operating activities:
  Net earnings.......................................    $  9,661   $   6,403
  Adjustments to reconcile net earnings to net
   cash used in operating activities:
    Depreciation and amortization....................       2,925       2,132
    Amortization of restricted stock compensation....         167         446
    Deferred income taxes............................         735      (1,533)
    Pension costs....................................         107          75
    Changes in assets and liabilities:
      Receivables....................................     (25,798)    (23,127)
      Inventories....................................      (7,814)     (6,481)
      Leased equipment...............................         557         428
      Accounts payable and accrued expenses..........      (6,578)     14,313
      Income taxes payable...........................       1,174       2,416
      Other..........................................      (1,106)     (1,276)
                                                         --------   ---------
      Net cash used in operating activities..........     (25,970)     (6,204)
Cash flows from investing activities:
  Purchases of property, plant, and equipment........      (6,397)     (2,255)
  Acquisition of net assets and business.............          --    (121,296)
  Investment in other assets.........................      (2,008)       (248)
                                                         --------   ---------
  Net cash used in investing activities..............      (8,405)   (123,799)
Cash flows from financing activities:
  Borrowing from bank................................      12,550      70,000
  Exercise of stock options..........................       1,311       2,818
                                                         --------   ---------
      Net cash provided by financing activities......      13,861      72,818
Effect of foreign currency fluctuations..............         262          --
                                                         --------   ---------

Net decrease in cash and cash equivalents............     (20,252)    (57,185)

Cash and cash equivalents at beginning of quarter....      34,252      57,392
                                                         --------   ---------
Cash and cash equivalents at end of quarter..........    $ 14,000   $     207
                                                         --------   ---------
                                                         --------   ---------


        See accompanying notes to consolidated financial statements.

                    INPUT/OUTPUT, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


(1)  GENERAL

     The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to fairly present such information. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto, as well as Item 7. - "Management's Discussion and Analysis of Results of Operations and Financial Condition," included in the Company's annual report on Form 10-K filed for the year ended May 31, 1996.

(2)  INVENTORIES

     Inventories are stated at the lower of cost (primarily first-in, first-out) or market. A summary of inventories follows (in thousands):

                                            AUGUST 31,   MAY 31,
                                              1996        1996
                                            ----------   -------
Raw materials...........................    $ 66,406     $47,280
Work-in-process.........................      32,035      29,016
Finished goods..........................       2,160      16,491
                                            --------     -------
                                            $100,601     $92,787
                                            --------     -------
                                            --------     -------

(3)  STATEMENTS OF CASH FLOWS

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company does not invest or intend to invest in derivative securities. Similar investments with original maturities beyond three months are considered short-term investments available for sale or carried at market. Exchange rate fluctuations have not had a material effect on the Company's Statements of Cash Flows.

     Supplemental disclosures of cash flow information for the three months ended August 31, 1996 and 1995 follow (in thousands):

                                                   1996    1995
                                                  ------   -----
Cash paid during the periods for:

  Interest (net of amount capitalized).........   $   --   $  --
                                                  ------   -----
  Income taxes.................................   $2,218   $ 399
                                                  ------   -----
                                                  ------   -----

                    INPUT/OUTPUT, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)
                                 (UNAUDITED)

(4)  LONG TERM DEBT

     In August 1996, the Company, through one of its wholly-owned subsidiaries, obtained a $12.6 million, ten-year term loan secured by certain of its land and buildings located in Stafford, Texas which includes the Company's executive offices, research and development headquarters, and newly-constructed electronics manufacturing building. The term loan, which the Company has guaranteed under a Limited Guaranty, bears interest at a fixed rate of 7.875% per annum. The Company leases all of the property from its subsidiary under a master lease, which lease has been collaterally assigned to the lender as security for the term loan. The term loan provides for penalties for prepayment prior to maturity.

(5)  INCOME TAXES

     Components of income tax expense for the three months ended August 31, 1996 and 1995 follow (in thousands):

                                              1996     1995
                                             ------   -------
Current:
  Federal.................................   $2,968   $ 3,408
  Foreign.................................      568       956
  State and local.........................      276       182
Deferred - federal........................      735    (1,533)
                                             ------   -------
                                             $4,547   $ 3,013
                                             ------   -------
                                             ------   -------

                    INPUT/OUTPUT, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)
                                 (UNAUDITED)


A reconciliation of the expected income tax expense on earnings using the statutory Federal income tax rate of 35% to the income tax reported herein for the three months ended August 31, 1996 and 1995 follows (in thousands):

                                                         1996      1995
                                                        ------    ------
Expected income tax expenses.........................   $4,973    $3,296
Tax benefit from use of foreign sales corporation....     (600)     (432)
Foreign tax credit...................................       31        58
Foreign taxes........................................     (151)       42
State and local taxes................................      179       118
Research and development credit......................     (168)       --
Other................................................      283       (69)
                                                        ------    ------
                                                        $4,547    $3,013
                                                        ------    ------
                                                        ------    ------

     The tax effects of the cumulative temporary differences resulting in the net deferred income tax asset follow (in thousands):

                                                      AUGUST 31,    MAY 31,
                                                         1996        1996
                                                      ----------    -------
     Accrued expenses..............................    $(1,545)     $(1,351)
     Allowance accounts............................       (859)      (1,053)
     Unamortized restricted stock compensation.....       (955)      (1,711)
     Uniform capitalization........................       (536)        (409)
        Total deferred income tax assets...........     (3,895)      (4,524)

        Valuation allowance........................         --           --

        Total deferred income tax asset, net.......     (3,895)      (4,524)

     Basis in identified intangibles...............      2,157        2,075
     Basis in property, plant and equipment........        328          150
     Other.........................................      1,083        1,237
        Total deferred income tax liabilities......      3,568        3,462
                                                      --------      -------
     Total deferred income tax (asset), net........   $   (327)     $(1,062)
                                                      --------      -------
                                                      --------      -------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

     NET SALES AND OTHER REVENUES. The Company's first quarter net sales and other revenues increased by $18.2 million, or 33.3%, to $73.0 million compared to the prior year's first quarter. The increase in sales revenue was primarily due to the sale of six I/O SYSTEM TWO MRX and three RSR systems to geophysical contractors in Canada, Russia, Ukraine, Venezuela and the United States. In addition, there were sales of over 400 marine I/O SYSTEM TWO MSX streamers and energy sources during the first quarter. The prior year's first quarter net sales and other revenues principally consisted of six system sales to geophysical contractors in Russia and the first I/O SYSTEM TWO RSR system, as well as the contribution of $20.1 million in sales of products from the Western Exploration Products Group (WGEP) product lines acquired by the Company in June 1995 from Western Atlas, Inc. (the "WGEP Acquisition"). The Company's results for the three-month period ended August 31, 1996 reflect a full quarter's operations giving effect to the WGEP Acquisition, while the results for the quarter ended August 31, 1995 reflect only two months of such combined operations.

     GROSS PROFIT MARGIN. The Company's first quarter gross profit margins were adversely affected by changes in the sales mix and sales of lower margin products from product lines acquired in the WGEP Acquisition. First quarter profit margins declined from 40.0% for the prior fiscal year's first quarter to 39.2%.

     OPERATING EXPENSES. Operating expenses increased $3.6 million or 29.2%, for the first quarter over the prior year's first quarter operating expenses. Research and development expenses increased $1.3 million, or 29.0%, primarily due to increased personnel and related costs resulting from the WGEP Acquisition. Marketing and sales expenses increased $205,000, or 6.6% primarily due to increased personnel and related costs resulting from the WGEP Acquisition, and increased advertising expenses offset by decreased third party commissions. General and administrative expenses increased $1.7 million, or 41.2%, primarily due to increased non-recurring professional fees, increases in state and local taxes derived from increased levels of property and assets resulting from the WGEP Acquisition, increased data processing expenses, and increased depreciation expense. Amortization of identified intangibles increased $414,000 or 59.7%, primarily due to goodwill resulting from the WGEP Acquisition.

     INTEREST EXPENSE. Interest expense for the first quarter of fiscal 1997 was nil and $868,000 for the first quarter of fiscal 1996 primarily due to interest on the $70 million term indebtedness incurred in June 1995 in connection with the WGEP Acquisition. These borrowings were repaid in November 1995.

     INCOME TAX EXPENSE. The Company's effective income tax rate was approximately 32%, both for the first quarter of fiscal 1997 and the first quarter of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations from internally generated cash flow, its credit facilities, and funds from equity financings. Cash flows from operating activities before changes in working capital items were a positive $13.6 million for the three months ended August 31, 1996. However, cash flows from operating activities after changes in working capital items were a negative $26.0 million for the three months ended August 31, 1996 primarily due to increases in trade accounts, notes receivable and inventory required to support increased sales levels, along with a decrease in accounts payable. The Company believes that it has sufficient credit facilities in place to finance these increases in its working capital requirements. As of August 31, 1996 the Company has no borrowings outstanding under its revolving line of credit.

     As of August 31, 1996, total trade notes receivable had increased $22.8 million over the corresponding amount outstanding at May 31, 1996, reflecting the increased levels of Company-financed sales during the first three months of fiscal 1997. The Company expects that these increased levels of Company-financed sales will continue for the foreseeable future. For information concerning the Company's sales finance activities, see "Item 1. - Business-Markets and Customers" of the Company's Annual Report on Form 10-K for the year ended May 31, 1996.

     In August 1996, a subsidiary of the Company borrowed $12,550,000 in long-term financing secured by the land, buildings and improvements housing the Company's executive offices, research and development headquarters and new manufacturing facility in Stafford, Texas. The loan bears interest at the rate of 7.875% per annum and is repayable in equal monthly installments of principal and interest of $151,439. The promissory note, which matures on September 1, 2006, contains prepayment penalties. See Note (4) - Long-Term Debt of the Notes to Consolidated Financial Statements.

     The Company anticipates expenditures for the current fiscal year for exploration and development of oil and gas properties to be approximately $6 million and expects to fund this level of expenditures through cash flows from operations. Actual levels of exploration and development expenditures may vary significantly due to many factors, including oil and gas prices, industry conditions, and the success of the Company's exploration and development projects. The Company's exploration and development projects are operated by third parties which control the timing and amount of expenditures required to exploit the participant's interests in these prospects. The Company expects to participate in the drilling and completion of six wells in fiscal 1997. The Company's participation in oil and gas activities is accounted for on a full cost basis.

     Capital expenditures for property, plant, and equipment totaled $10.2 million for fiscal 1996 and $6.4 million for the first three months of fiscal 1997, and are expected to aggregate $26.5 million for fiscal 1997. As noted above, the Company concluded in August 1996 a long-term credit facility of $12.6 million to assist in financing the costs of land and improvements in Stafford, Texas. The Company believes that the combination of its existing working capital, unused credit available under its working capital credit facility, internally generated cash flow and access to other financing sources will be adequate to meet its anticipated capital and liquidity requirements for the foreseeable future.

PART II - OTHER INFORMATION.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a)  List of documents filed as Exhibits

                     10.1   - Promissory Note dated August 29, 1996 executed by
                              IPOP Management, Inc. to the order of The Variable Annuity Life Insurance Company.

                     10.2   - Master Commerical Lease Agreement dated August 29,
                              1996, by and between IPOP Management, Inc. and The Variable Annuity Life Insurance Company.

                     10.3   - Limited Guaranty dated August 29, 1996, executed
                              by Input/Output, Inc.

                     27     - Financial Data Schedule.

              (b)  Reports on Form 8-K

                     No reports on Form 8-K were filed by Input/Output, Inc. during the quarter ended August 31, 1996.

                                  SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                       INPUT/OUTPUT, INC.


                                       By:      /s/  Robert P. Brindley
                                          ----------------------------------
                                          Robert P. Brindley
                                          Senior Vice President, Chief
                                          Financial Officer and Secretary
                                          (Principal Financial and
                                          Accounting Officer)

Dated: September 27, 1996