Form 10-Q
period 1996-11-30
INPUT OUTPUT INC
filed 1996-12-24
CIK 866609

================================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                   FORM 10-Q


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTERLY PERIOD ENDED:   NOVEMBER 30, 1996

                                      OR

            [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                      FOR THE TRANSITION PERIOD FROM ____________ TO ___________

                      COMMISSION FILE NUMBER:  1-13402

                              INPUT/OUTPUT, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)


           DELAWARE                                                   22-2286646
(STATE OR OTHER JURISDICTION OF                                    (IRS EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)


11104 WEST AIRPORT BLVD., STAFFORD, TEXAS                                  77477
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                              (ZIP CODE)

            Registrant's telephone number, including area code: (281) 933-3339


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  [ X ]     No  [  ]

At November 30, 1996 there were 43,225,951 shares of common stock, par value $0.01 per share, outstanding.



================================================================================

                    INPUT/OUTPUT, INC. AND SUBSIDIARIES

                            INDEX TO FORM 10-Q
                 FOR THE QUARTER ENDED NOVEMBER 30, 1996



PART I.  Financial Information.
                                                                            Page
                                                                            ----
Item 1.  Financial Statements.

  Consolidated Balance Sheets
    November 30, 1996 and May 31, 1996 . . . . . . . . . . . . . . . . . . .  2

  Consolidated Statements of Operations
     Three and six months ended November 30, 1996 and 1995 . . . . . . . . .  3

  Consolidated Statements of Cash Flows
     Six months ended November 30, 1996 and 1995 . . . . . . . . . . . . . .  4

  Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . .  5

Item 2.  Management's Discussion and Analysis of Results of Operations and
           Financial Condition . . . . . . . . . . . . . . . . . . . . . . .  8

PART II.  Other Information.

Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . 14

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . 14

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . 15

                     INPUT/OUTPUT, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                  NOVEMBER 30,    MAY 31,
                           ASSETS                                      1996        1996
                                                                  -----------    --------
Current assets:
  Cash and cash equivalents .....................................   $  4,902     $ 34,252
  Trade account receivables, net ................................     53,008       42,989
  Trade notes receivable, net ...................................     36,457       28,424
  Inventories ...................................................    113,129       92,787
  Income taxes receivable .......................................        431           --
  Prepaid expenses ..............................................      1,331        2,004
                                                                    --------     --------
      Total current assets ......................................    209,258      200,456
Long-term trade notes receivable ................................     25,225       16,678
Deferred income tax asset .......................................        661        1,062
Property, plant and equipment, net ..............................     69,328       56,035
Goodwill, net ...................................................     62,540       64,200
Other assets ....................................................     18,017       17,034
                                                                    --------     --------
                                                                    $385,029     $355,465
                                                                    --------     --------
                                                                    --------     --------

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt ........................   $    801   $      --
  Accounts payable, principally trade ...........................     19,733      19,518
  Accrued expenses ..............................................     13,355      13,751
  Income taxes payable ..........................................         --       1,962
                                                                    --------     -------
      Total current liabilities .................................     33,889      35,231
Long-term debt, excluding current installments ..................     11,540          --
Other liabilities ...............................................      3,229       3,030
Stockholders' equity:
  Preferred stock, $.01 par value; authorized 5,000,000 shares,
    none issued .................................................         --          --
  Common stock, $.01 par value; authorized 100,000,000 shares;
    issued 43,225,951 shares at November 30, 1996 and 42,969,676
    shares at May 31, 1996 ......................................        432         430
  Additional paid-in capital ....................................    218,390     214,259
  Retained earnings .............................................    118,604     104,145
  Cumulative translation adjustment .............................       (520)       (762)
  Unamortized restricted stock compensation .....................       (535)       (868)
                                                                    --------    --------
      Total  stockholders' equity ...............................    336,371     317,204
                                                                    --------    --------
                                                                    $385,029    $355,465
                                                                    --------    --------
                                                                    --------    --------

         See accompanying notes to consolidated financial statements.

                          INPUT/OUTPUT, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                      (UNAUDITED)

                                                 FOR THE THREE MONTHS      FOR THE SIX MONTHS
                                                  ENDED NOVEMBER 30,        ENDED NOVEMBER 30,
                                                  1996          1995         1996        1995
                                                -------       -------      --------    --------
Net sales and other revenues................    $67,044       $70,530      $140,048    $125,288

Cost of sales...............................     44,832        42,060        89,202      74,913
                                                -------       -------       -------     -------
      Gross profit..........................     22,212        28,470        50,846      50,375
                                                -------       -------       -------     -------
Operating expenses:
   Research and development.................      5,983         6,466        11,873      11,033
   Marketing and sales......................      3,559         3,193         6,866       6,295
   General and administrative...............      5,333         4,258        11,177       8,396
   Amortization of identified.intangibles...      1,114           911         2,222       1,605
                                                -------       -------       -------     -------
      Total operating expenses..............     15,989        14,828        32,138      27,329
                                                -------       -------       -------     -------
Earnings from operations....................      6,223        13,642        18,708      23,046
Interest expense............................       (172)       (1,647)         (172)     (2,515)
Other income................................      1,004           (23)        2,727         857
                                                -------       -------       -------     -------
Earnings before income taxes................      7,055        11,972        21,263      21,388
Income taxes................................      2,258         3,831         6,804       6,844
                                                -------       -------       -------     -------
Net earnings................................    $ 4,797       $ 8,141       $14,459     $14,544
                                                -------       -------       -------     -------
                                                -------       -------       -------     -------
Earnings per common share...................    $  0.11       $  0.21       $  0.33     $  0.38
                                                -------       -------       -------     -------
                                                -------       -------       -------     -------
Weighted average number of common shares
 outstanding................................ 43,934,991    38,166,382    43,938,456  38,001,806
                                             ----------    ----------    ----------  ----------
                                             ----------    ----------    ----------  ----------

                  See accompanying notes to consolidated financial statements.

                           INPUT/OUTPUT, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (IN THOUSANDS)
                                       (UNAUDITED)
                                                            SIX MONTHS ENDED
                                                              NOVEMBER 30,
                                                           ------------------
                                                            1996         1995
                                                            ----         ----
Cash flows from operating activities:
    Net earnings......................................... $ 14,459     $ 14,544
    Adjustments to reconcile net cash
       used in operating activities:
         Depreciation and amortization...................    5,862        4,794
         Amortization of restricted stock compensation...      333          892
         Deferred income taxes...........................      401       (1,764)
         Pension costs...................................      218          150
         Changes in assets and liabilities:
            Receivables..................................  (26,677)     (42,277)
            Inventories..................................  (20,342)      (7,288)
            Leased equipment.............................   (1,925)      (1,676)
            Accounts payable and accrued expenses........     (181)       6,984
            Income taxes.................................   (2,393)       3,385
            Other........................................     (113)      (1,361)
                                                          --------     --------
            Net cash used in operating activities........  (30,358)     (23,617)
Cash flows from investing activities:
    Purchases of property, plant, and equipment..........  (14,919)      (3,352)
    Acquisition of net assets and business...............       --     (131,708)
    Investment in other assets...........................     (728)         133
                                                          --------     --------
    Net cash used in investing activities................  (15,647)    (134,927)
Cash flows from financing activities:
   Borrowing from bank...................................   12,550       97,800
   Payments on long-term debt............................     (209)     (97,800)
   Proceeds from stock offering, net of expenses.........       --      120,056
   Exercise of stock options.............................    4,133        2,902
                                                          --------     --------
           Net cash provided by financing activities.....   16,474      122,958
Effect of foreign currency fluctuations..................      181           --
                                                          --------     --------

Net decrease in cash and cash equivalents................  (29,350)     (35,586)

Cash and cash equivalents at beginning of quarter........   34,252       57,392
                                                          --------     --------
Cash and cash equivalents at end of quarter.............  $  4,902     $ 21,806
                                                          --------     --------
                                                          --------     --------


          See accompanying notes to consolidated financial statements.

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)  GENERAL

     The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to fairly present such information. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto, as well as "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition," included in the Company's annual report on Form 10-K for the year ended May 31, 1996, as filed with the Securities and Exchange Commission.

(2)  INVENTORIES

     Inventories are stated at the lower of cost (primarily first-in, first-out) or market. A summary of inventories follows (in thousands):

                                           NOVEMBER 30,   May 31,
                                               1996        1996
                                           ------------  -------
Raw materials .............................  $ 53,850    $47,280
Work-in-process ...........................    35,209     29,016
Finished goods ............................    24,070     16,491
                                             --------    -------
                                             $113,129    $92,787
                                             --------    -------
                                             --------    -------

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

                    INPUT/OUTPUT, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)
                                 (UNAUDITED)



     Supplemental disclosures of cash flow information for the six months ended November 30, 1996 and 1995 follow (in thousands):

                                               1996       1995
                                               ----       ----
Cash paid during the periods for:
  Interest (net of amount capitalized)......  $  172     $2,423
                                              ------     ------
                                              ------     ------
  Income taxes..............................  $6,944     $3,540
                                              ------     ------
                                              ------     ------

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

(5)  INCOME TAXES

     Components of income tax expense for the six months ended November 30, 1996 and 1995 follow (in thousands):

                                               1996       1995
                                               ----       ----
Current:
  Federal...................................  $4,287     $6,662
  Foreign...................................   1,564      1,946
  State and local...........................     552         --
Deferred - federal..........................     401     (1,764)
                                              ------     ------
                                              $6,804     $6,844
                                              ------     ------
                                              ------     ------

                    INPUT/OUTPUT, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)
                                 (UNAUDITED)



     A reconciliation of the expected income tax expense on earnings using the statutory Federal income tax rate of 35% to the income tax reported herein for the six months ended November 30, 1996 and 1995 follows (in thousands):

                                                      1996       1995
                                                      ----       ----
Expected income tax expenses........................  $7,442     $7,486
Tax benefit from use of foreign sales corporation...    (761)    (1,163)
Foreign tax credit..................................      21       (565)
Foreign taxes.......................................     (30)     1,946
State and local taxes...............................     359         --
Research and development credit.....................    (168)        --
Other...............................................     (59)      (860)
                                                      ------     ------
                                                      $6,804     $6,844
                                                      ------     ------
                                                      ------     ------

     The tax effects of the cumulative temporary differences resulting in the net deferred income tax asset follow (in thousands):

                                                  NOVEMBER 30,  May 31,
                                                      1996       1996
                                                      ----       ----
Accrued expenses.................................... ($1,469)   ($1,351)
Allowance accounts..................................    (763)    (1,053)
Unamortized restricted stock compensation...........  (1,013)    (1,711)
Uniform capitalization..............................    (687)      (409)
                                                     -------    -------
  Total deferred income tax assets..................  (3,932)    (4,524)

  Valuation allowance...............................      --         --
                                                     -------    -------
  Total deferred income tax asset, net..............  (3,932)    (4,524)

Basis in identified intangibles.....................   2,195      2,075
Basis in property, plant and equipment..............     127        150
Other...............................................     949      1,237
                                                     -------    -------
  Total deferred income tax liabilities.............   3,271      3,462
                                                     -------    -------
Total deferred income tax (asset), net..............   ($661)   ($1,062)
                                                     -------    -------
                                                     -------    -------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

    NET SALES AND OTHER REVENUES. The Company's second quarter net sales and other revenues were $67.0 million, $3.5 million, or 4.9%, less than the prior year's second quarter. The decrease in net sales and other revenues was primarily due to unexpected delays in concluding land seismic equipment sales late in the quarter which were partially offset by increased marine sales. During the second quarter 12 I/O SYSTEM TWO MRX land systems were sold compared to 23 land systems in the prior year's second quarter. Of these 23 systems, 14 were sold to geophysical contractors in the Commonwealth of Independent States (CIS); 10 of these systems were sold to one contractor.

    Marine equipment sales increased in the second quarter as three I/O SYSTEM TWO MSX marine streamer systems were sold to domestic and international geophysical contractors. Marine sales for the second quarter of the prior year primarily consisted of systems components, such as marine streamers and navigation systems.

    Net sales and other revenues for the first six months of the current year were $140.0 million, up 11.8% from $125.3 million for last year's first six months. Sales of 18 I/O SYSTEM TWO land systems, three RSR transition zone systems and three MSX marine systems were recorded during the first six months of 1997 compared to 39 I/O SYSTEM TWO land systems for the prior year's first six months; 20 of these systems were sold to geophysical contractors in the CIS.

    GROSS PROFIT MARGIN. The Company's gross profit margin for the second quarter and year-to-date declined from 40.4% to 33.1%, and 40.2% to 36.3% respectively, primarily due to increased sales of lower margin marine products; reduced sales of land systems; lower margins on land system sales; and changes in the customer mix.

    OPERATING EXPENSES. Operating expenses increased $1.2 million, or 7.8%, for the second quarter over the prior year's second quarter operating expenses. Research and development expenses decreased $483,000, or 7.5%, primarily due to decreased personnel and related costs compared to the prior year's second quarter. Marketing and sales expenses increased $366,000, or 11.5%, primarily due to increased outside sales commissions. General and administrative expenses increased $1.1 million, or 25.2%, primarily due to increases in state and local taxes, insurance, and depreciation, which resulted from the Western Geophysical Exploration Products group (WGEP) acquisition in June 1995; and increased allowance for doubtful accounts. Amortization of identified intangibles increased $203,000, or 22.3%, primarily due to increased goodwill expense resulting from the WGEP acquisition.

    Operating expenses for the first six months of the current year were $4.8 million, or 17.6%, above the first six months of the prior year. Research and development expense increased $840,000, or 7.6%, primarily due to increased personnel and related costs compared to the prior year's first six months. Marketing and sales expense increased $571,000, or 9.1%, primarily due to increased outside sales commissions. General and administrative expenses increased $2.8 million or, 33.1%, primarily due to increased non-recurring professional fees; increases in state and local tax, insurance and depreciation, which resulted from the WGEP acquisition; and increased allowance for doubtful accounts.

     INTEREST EXPENSE. As a result of the ten-year-term facilities financing completed in August 1996, interest expense for the second quarter and the first six months of the current year was $172,000. See "Note (4) - Long-Term Debt" of the Notes to Consolidated Financial Statements. Interest expense for the first quarter of the current year was nil. Interest expense of $1.6 million for last year's second quarter and $2.5 million for last year's first six months was primarily due to interest on the Company's $70 million term indebtedness. This term debt was repaid in November 1995.

     INCOME TAX EXPENSE. The Company's effective income tax rate was approximately 32%, both for the second quarters and the first six months of 1997 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has traditionally financed its operations from internally generated cash flow, its credit facilities, and funds from equity financings. Cash flows from operating activities before changes in working capital items were a positive $21.3 million for the six months ended November 30, 1996. However, cash flows from operating activities after changes in working capital items were a negative $30.4 million for the six months ended November 30, 1996, primarily due to increases in (i) trade accounts (due to increased sales in the last month of the second quarter); (ii) notes receivable, due to increased levels of first quarter financed sales; and (iii) inventory, due to unexpected delays in concluding land equipment sales late in the second quarter. As of November 30, 1996 the Company had no borrowings outstanding under its revolving line of credit and has $43.0 million available for borrowings under the revolver for working capital purposes.

    As of November 30, 1996, total trade notes receivable had increased $16.6 million over the corresponding amount outstanding at May 31, 1996, reflecting the increased levels of Company-financed sales during the first six months of 1997. For information concerning the Company's sales finance activities, see "Item 1. Business - Markets and Customers" of the Company's Annual Report on Form 10-K for the year ended May 31, 1996.

    On December 6, 1996 Grant Geophysical, Inc. ("Grant"), an international geophysical services company, filed for protection under Chapter 11 of the US Bankruptcy Code. The Company's records reflect that on the filing date the Company had outstanding (or was obligated to repurchase) current and long-term notes and interest receivable of approximately $10.6 million secured by certain seismic equipment sold by the Company to Grant. Although the Company believes that its position with regard to these notes and receivables are sufficiently collateralized, the Company also has approximately $700,000 in outstanding unsecured trade receivables owed by, and claims against, Grant. In addition the Company has guaranteed, on a partial recourse basis, certain lease obligations owed by Grant to an institutional lender/purchaser of Company equipment for which the Company has certain rights to purchase the lessor's interests under certain circumstances. While the Company believes its exposure to losses regarding Grant's reorganization will not be material, no assurance can be made as to the amount and timing of the Company's ultimate recovery regarding these amounts.

    Certain of the Company's international sales in developing countries, such as the CIS, have been made on extended-term arrangements. Political and economic instabilities in certain of these countries as well as changes in internal laws and policies affecting trade and investment in these markets may have the effect of increasing the Company's credit risk with regards to the receivables resulting from these sales.

    In August 1996, a subsidiary of the Company borrowed $12.6 million in long-term financing secured by the land, buildings and improvements housing the Company's executive offices, research and development headquarters and new manufacturing facility in Stafford, Texas. The loan bears interest at the rate of 7.875% per annum and is repayable in equal monthly installments of principal and interest of

$151,439. The promissory note, which matures on September 1, 2006, contains prepayment penalties. See "Note (4) - Long-Term Debt" of the Notes to Consolidated Financial Statements.

    The Company anticipates expenditures for the current year for exploration and development of oil and gas properties to be approximately $6 million and expects to fund this level of expenditures through cash flows from operations. Actual levels of exploration and development expenditures may vary significantly due to many factors, including oil and gas prices, industry conditions, and the success of the Company's exploration and development projects. The Company's exploration and development projects are operated by third parties which control the timing and amount of expenditures required to exploit the participant's interests in these prospects. The Company expects to participate in the drilling and completion of six wells in 1997. The Company's participation in oil and gas activities is accounted for on a full cost basis.

    Capital expenditures for property, plant, and equipment totaled $10.2 million for fiscal 1996 and $14.9 million for the first six months of 1997, and are expected to aggregate $26.5 million for 1997. As noted above, the Company concluded in August 1996 a long-term credit facility of $12.6 million to assist in financing the costs of land and improvements in Stafford, Texas. The Company believes that the combination of its existing working capital, unused credit available under its working capital credit facility, internally generated cash flow and access to other financing sources will be adequate to meet its anticipated capital and liquidity requirements for the foreseeable future.

CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD-LOOKING STATEMENTS

     Certain statements contained herein and elsewhere may be deemed to be forward-looking within the meaning of The Private Securities Litigation Reform Act of 1995 and are subject to the "safe harbor" provisions of that act, including without limitation, statements concerning future sales, earnings, costs, expenses, acquisitions or corporate combinations, asset recoveries, working capital, capital expenditures, financial condition, and other results of operations. Such statements involve risks and uncertainties. Actual results could differ materially from the expectations expressed in such forward-looking statements. The Company identifies the following important risk factors which could affect the Company's actual results and cause actual results to differ materially from any such results which might be projected, forecast, estimated or budgeted by the Company in such forward-looking statements:

     RISK RELATED TO NEW PRODUCTS AND TECHNOLOGICAL CHANGE. The markets for the Company's product lines are characterized by rapidly changing technology and frequent product introductions. Whether the Company can develop and produce successfully, on a timely basis, new and enhanced products that embody new technology, meet evolving industry standards and practice, and achieve levels of capability and price that are acceptable to its customers, will be significant factors in the Company's ability to compete in the future. There can be no assurance that the Company will not encounter resource constraints or technical or other difficulties that could delay introduction of new products in the future. If the Company is unable, for technological or other reasons, to develop competitive products in a timely manner in response to changes in the seismic data acquisition industry or other technological changes, its business and operating results will be materially and adversely affected. In addition, the Company's continuing development of new products inherently carries the risk of inventory obsolescence with respect to its older products.

     RISKS RELATED TO TIMING OF PRODUCT SHIPMENTS. Due to the relatively high sales price of the Company's products and relatively low unit sales volume, the timing in the shipment of systems and the mix of products sold can produce fluctuations in quarter-to-quarter financial performance. One of the factors which may affect the Company's operating results from time to time is that a substantial portion of its net sales and other revenues in any period may result from shipments during the latter part of a period. Because the Company establishes its sales and operating expense levels based on its operational goals, if shipments in any period do not meet goals, revenues and net profits may be adversely affected. The Company believes that factors which could affect such timing in shipments include, among others, seasonality of end-user markets, availability of purchaser financing, manufacturing lead times, customer purchases of leased equipment and shortages of system components. In addition, because the Company typically operates, and expects to continue to operate, without a significant backlog of orders for its products, the Company's manufacturing plans and expenditure levels are based principally on sales forecasts, which sometimes results in inventory excesses and imbalances from time to time.

     RISKS RELATED TO GROSS MARGIN. The Company's gross margin percentage is a function of the product mix sold in any period. Other factors, such as unit volumes, inventory obsolescence, heightened price competition, changes in sales and distribution channels, shortages in components due to timely supplies or ability to obtain items at reasonable prices, and availability of skilled labor, may also continue to affect the cost of sales and the fluctuation of gross margin percentages in future periods.

     UNCERTAINTY OF ENERGY INDUSTRY CONDITIONS. Demand for the Company's products is dependent upon the level of worldwide oil and gas exploration and development activity. Such activity in turn is primarily dependent upon oil and gas prices, which have been subject to wide fluctuation in recent years in response to relatively minor changes in the supply and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond the control of the Company. It is impossible to predict future oil and natural gas price movements with any certainty. No assurances can be given as to the future level of activity in the oil and gas exploration and development industry and its relationship to the future demand for the Company's products.

     CREDIT RISK FROM SALES ARRANGEMENTS. The Company sells to many customers on extended-term arrangements. Moreover, in connection with certain sales of its systems and equipment, the Company has guaranteed certain loans from unaffiliated parties to purchasers of such systems and equipment. In addition, the Company has sold contracts and leases to third-party financing sources, the terms of which often obligate the Company to repurchase the contracts and leases in the event of a customer default or upon certain other occurrences. Performance of the Company's obligations under these arrangements could have a material adverse effect on the Company's financial condition. A number of significant payment defaults by customers could have a material adverse effect on the Company's financial position and results of operations.

     DISRUPTION IN VENDOR SUPPLIES. The Company's manufacturing process requires a high volume of quality components. Certain components used by the Company are currently provided by only one vendor. In the future, the Company may, from time to time, experience supply or quality control problems with its suppliers, and such problems could significantly affect its ability to meet production and sales commitments. The Company's reliance on certain vendors, as well as industry supply conditions generally, involve several risks, including the possibility of a shortage or a lack of availability of key components, increases in component costs and reduced control over delivery schedules, any of which could adversely affect the Company's future financial results.

     RELIANCE ON SIGNIFICANT CUSTOMERS. A relatively small number of customers has accounted for most of the Company's net sales, although the degree of sales concentration with any one customer has varied from fiscal year to year. During fiscal 1994, 1995, and 1996, the two largest customers in each of those years accounted for 27%, 26%, and 42%, respectively, of the Company's net sales and other revenues. The loss of any of these customers could have a material adverse effect on the Company's sales revenues.

     COMPETITION. The design, manufacture and marketing of seismic data acquisition systems is highly competitive and is characterized by continual and rapid changes in technology. The Company's principal competitor for land seismic equipment is Societe d'Etudes Recherches et Construction Electroniques, an affiliate of Compagnie General de Geophysique which, unlike the Company, possesses the advantage of being able to sell to an affiliated seismic contractor.

     Competition in the industry is expected to intensify and could adversely affect the Company's future results. Several of the Company's competitors have greater name recognition, more extensive engineering, manufacturing and marketing capabilities, and greater financial, technological and personnel resources than those available to the Company. In addition, certain companies in the industry have expanded their product lines or technologies in recent years as a result of acquisitions. There can be no assurance that the Company will be able to compete successfully in the future with existing or new competitors. Pressures from competitors offering lower-priced products could result in future price reductions for the Company's products.

     RISK FROM SIGNIFICANT AMOUNT OF FOREIGN SALES. Sales outside the United States have historically accounted for a significant part of the Company's net sales and other revenues. Foreign sales are subject to special risks inherent in doing business outside of the United States, including the risk of war, civil disturbances, embargo and government activities, which may disrupt markets and affect operating results. Foreign sales are also generally subject to the risks of compliance with additional laws, including tariff regulations and import/export restrictions. The Company is, from time to time, required to obtain export licenses and there can be no assurance that it will not experience difficulty in obtaining such licenses as may be required in connection with export sales.

     Demand for the Company's products from customers in developing countries is difficult to predict and can fluctuate significantly from year to year. The Company believes that these changes in demand result primarily from the instability of economies and governments in certain developing countries, changes in internal laws and policies affecting trade and investment, and because those markets are only beginning to adopt new technologies and establish purchasing practices. These risks may adversely affect the Company's future operating results and financial position. In addition, sales to customers in developing countries on extended terms can present heightened credit risks for the Company, for the reasons discussed above.

     PROTECTION OF INTELLECTUAL PROPERTY. The Company believes that technology is the primary basis of competition in the industry. Although the Company currently holds certain intellectual property rights relating to its product lines, there can be no assurance that these rights will not be challenged by third parties or that the Company will obtain additional patents or other intellectual property rights in the future. Additionally, there can be no assurance that the Company's efforts to protect its trade secrets will be successful or that others will not independently develop products similar to the Company's or design around any of the intellectual property rights owned by the Company.

     DEPENDENCE ON PERSONNEL. The Company's success depends upon the continued contributions of its personnel, many of whom would be difficult to replace. The success of the Company will depend on the ability of the Company to attract and retain skilled employees. Changes in personnel, therefore, could adversely affect operating results.

     RISKS RELATED TO GOVERNMENT REGULATIONS AND PRODUCT CERTIFICATION. The Company's operations are also subject to laws, regulations, government policies, and product certification requirements worldwide. Changes in such laws, regulations, policies, or requirements could affect the demand for the Company's products or result in the need to modify products, which may involve substantial costs or delays in sales and could have an adverse effect on the Company's future operating results.

     RISKS OF STOCK VOLATILITY AND ABSENCE OF DIVIDENDS. In recent years, the stock market in general and the market for energy and technology stocks in particular, including the Company's common stock, have experienced extreme price fluctuations. There is a risk that stock price fluctuation could impact the Company's operations. Changes in the price of the Company's common stock could affect the Company's ability to successfully attract and retain qualified personnel or complete desirable business combinations or other transactions in the future. The Company has historically not paid cash dividends on its capital stock, and there can be no assurances that the Company will do so.

     RISKS RELATED TO ACQUISITIONS. To implement its business plans, the Company may make further acquisitions in the future. Acquisitions require significant financial and management resources both at the time of the transaction and during the process of integrating the newly acquired business into the Company's operations. The Company's operating results could be adversely affected if it is unable to successfully integrate such new companies into its operations. Certain acquisitions or strategic transactions may be subject to approval by the other party's board or shareholders, domestic or foreign governmental agencies, or other third parties. Accordingly, there is a risk that important acquisitions or transactions could fail to be concluded as planned. Future acquisitions by the Company could also result in issuances of equity securities or the rights associated with the equity securities, which could potentially dilute earnings per share. In addition, future acquisitions could result in the incurrence of additional debt, taxes, or contingent liabilities, and amortization expenses related to goodwill and other intangible assets. These factors could adversely affect the Company's future operating results and financial position.

     OIL AND GAS OPERATIONS. The Company's oil and gas operations are subject to the economic risks typically associated with exploration, development, and production activities, including the necessity of significant expenditures to drill exploratory wells. In conducting exploration and development activities, the Company may drill unsuccessful wells and experience losses and, if oil or natural gas is discovered, there can be no assurance that such oil or natural gas can be economically produced or satisfactorily marketed. Historically, the markets for oil and natural gas have been volatile and are likely to continue to be volatile in the future. The nature of the oil and gas business involves certain operating hazards such as well blowouts, cratering, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, formations with abnormal pressures, pollution, releases of toxic gas and other environmental hazards and risks, any of which could result in losses to the Company. While the Company's current practice is not to act as operator of any drilling prospect, and while the Company does maintain insurance in accordance with customary industry practices under the circumstances against some, but not all, of such risks and losses, the occurrence of such an event not fully covered by insurance could have a material adverse affect on the Company's financial position and results of operation.

     The foregoing review of factors pursuant to the Private Securities Litigation Reform Act of 1995 should not be construed as exhaustive. In addition to the foregoing, the Company wishes to refer readers to the Company's other filings and reports with the Securities and Exchange Commission, including its recent reports on Forms 10-K and 10-Q, for a further discussion of risks and uncertainties which could cause actual results to differ materially from those contained in forward-looking statements. The Company undertakes no obligation to publicly release the result of any revisions to any such forward-looking statements which may be made to reflect the events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART II - OTHER INFORMATION.

     ITEM 2.   CHANGES IN SECURITIES

     During the fiscal quarter ended November 30, 1996, the Company made no sales of its equity securities that were not registered under the Securities Act of 1933, as amended.

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 1996 Annual Meeting of Stockholders of the Company was held on October 10, 1996 for the following purposes: (i) the election of four directors, each for a three-year term expiring in 1999; (ii) the approval of a proposed amendment to Article Fourth of the Restated Certificate of Incorporation of the Company to increase the number of authorized shares of Common Stock, par value $0.01 per share, of the Company from 50,000,000 to 100,000,000 shares; (iii) the adoption of the Input/Output, Inc. 1996 Management Incentive Program; (iv) the adoption of the Input/Output, Inc. 1996 Non-Employee Director Stock Option Plan; (v) the adoption of certain amendments to the Input/Output, Inc. Amended and Restated 1990 Stock Option Plan; and (vi) the ratification of the appointment of KPMG Peat Marwick LLP as the Company's independent certified public accountants for the fiscal year ending May 31, 1997.

     The vote tabulation in the election for the directors was as follows:
Charles E. Selecman received 38,182,647 affirmative votes with 112,700 votes withheld; Dr. Peter T. Flawn received 38,180,966 affirmative votes with 114,381 votes withheld; G. Thomas Graves III received 38,186,027 affirmative votes with 109,320 votes withheld; and Michael J. Sheen received 38,187,347 affirmative votes with 108,000 votes withheld. There were no broker non-votes with respect to the election of directors. In addition to Messrs. Selecman, Flawn, Graves and Sheen, the following individuals continued their terms as directors: Gary D. Owens, Robert P. Brindley, Shelby H. Carter Jr., Ernest E. Cook, Glen H. Denison and Theodore H. Elliott.

     The vote tabulation regarding the proposed amendment to Article Fourth of the Restated Certificate of Incorporation of the Company to increase the number of authorized shares of Common Stock, par value $0.01 per share, of the Company from 50,000,000 to 100,000,000 shares was 35,417,778 affirmative votes with 2,780,974 votes against and 96,595 votes abstaining. There were no broker non-votes with respect to the proposed amendment.

    The vote tabulation regarding the adoption of the Input/Output, Inc. 1996 Management Incentive Program was 37,735,289 affirmative votes with 286,243 votes against and 190,019 votes abstaining. There were 83,796 broker non-votes with respect to the adoption of the Management Incentive Program.

     The vote tabulation regarding the adoption of the Input/Output, Inc. 1996 Non-Employee Director Stock Option Plan was 34,025,108 affirmative votes with 4,001,591 votes against and 184,852 votes abstaining. There were 83,796 broker non-votes with respect to the adoption of the Non-Employee Director Stock Option Plan.

     The vote tabulation regarding the adoption of certain amendments to the Input/Output, Inc. Amended and Restated 1990 Stock Option Plan was 37,250,134 affirmative votes with 735,401 votes against and 226,016 votes abstaining. There were 83,796 broker non-votes with respect to the Input/Output, Inc. Amended and Restated 1990 Stock Option Plan.

     The vote tabulation regarding the ratification of the appointment of KPMG Peat Marwick LLP as the Company's independent certified public accountants for the fiscal year ending May 31, 1997 was 38,207,337 affirmative votes with 13,712 votes against and 74,298 votes abstaining. There were no broker non-votes with respect to the ratification of the appointment of KPMG Peat Marwick LLP.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a)  EXHIBITS

                 27.1  Financial Data Schedule

            (b)  Reports on Form 8-K

                  No reports on Form 8-K were filed by Input/Output, Inc. during the fiscal quarter ended November 30, 1996.

                                  SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                INPUT/OUTPUT, INC.


                                By: /s/  Robert P. Brindley
                                    -------------------------------------------
                                    Robert P. Brindley
                                    Senior Vice President,
                                    Chief Financial Officer and Secretary
                                    (Principal Financial and Accounting Officer)

Dated: December 24, 1996