Form 10-Q
period 1997-02-28
INPUT OUTPUT INC
filed 1997-03-18
CIK 866609

============================================================================




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED:   FEBRUARY 28, 1997

                                       OR

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM __________ TO _________

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

        Yes  [ X ]     No  [   ]

At February 28, 1997 there were 43,269,551 shares of common stock, par value $0.01 per share, outstanding.





============================================================================

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES

                                 INDEX TO FORM 10-Q
                    FOR THE QUARTER ENDED FEBRUARY 28, 1997



PART I.   Financial Information.
                                                                     PAGE
                                                                     ----
Item 1.   Financial Statements.

  Consolidated Balance Sheets
    February 28, 1997 and May 31, 1996.............................     2

  Consolidated Statements of Operations
     Three and nine months ended February 28, 1997 and
     February 29, 1996.............................................     3

  Consolidated Statements of Cash Flows
     Nine months ended February 28, 1997 and
     February 29, 1996.............................................     4

  Notes to Consolidated Financial Statements.......................     5

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition.......................     8

PART II.  Other Information.

Item 2.   Changes in Securities....................................    14

Item 6.   Exhibits and Reports on Form 8-K.........................    14

                         INPUT/OUTPUT, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS, EXCEPT SHARE DATA)
                                      (UNAUDITED)

                                         ASSETS

                                                    FEBRUARY 28,   MAY 31,
                                                        1997        1996
                                                    ------------   -------
Current assets:
   Cash and cash equivalents......................    $  1,543    $ 34,252
   Trade account receivables, net.................      50,259      42,989
   Trade notes receivable, net....................      34,215      28,424
   Inventories....................................     117,909      92,787
   Income taxes receivable........................         764          --
   Prepaid expenses...............................       1,226       2,004
                                                      --------    --------
      Total current assets........................     205,916     200,456
Long-term trade notes receivable..................      24,404      16,678
Deferred income tax asset.........................         633       1,062
Property, plant and equipment, net................      77,686      56,035
Goodwill, net.....................................      61,524      64,200
Other assets......................................      18,595      17,034
                                                      --------    --------
                                                      $388,758    $355,465
                                                      --------    --------
                                                      --------    --------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term borrowings..........................    $  2,700    $     --
   Current installments of long-term debt.........         604          --
   Accounts payable, principally trade............      16,830      19,518
   Accrued expenses...............................      11,470      13,751
   Income taxes payable...........................          --       1,962
                                                      --------    --------
      Total current liabilities...................      31,604      35,231
Long-term debt, excluding current installments ...      11,525          --
Other liabilities.................................       3,256       3,030
Stockholders' equity:
   Preferred stock, $.01 par value; authorized
     5,000,000 shares, none issued                          --          --
   Common stock, $.01 par value; authorized
     100,000,000 shares; issued 43,269,551 shares
     at February 28, 1997 and 42,969,676 shares
     at May 31, 1996..............................         433         430
   Additional paid-in capital.....................     218,883     214,259
   Retained earnings..............................     124,775     104,145
   Cumulative translation adjustment..............      (1,350)       (762)
   Unamortized restricted stock compensation......        (368)       (868)
                                                      --------    --------
      Total stockholders' equity..................     342,373     317,204
                                                      --------    --------
                                                      $388,758    $355,465
                                                      --------    --------
                                                      --------    --------

See accompanying notes to consolidated financial statements.

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)


                                                              FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                                                ENDED FEBRUARY 28,            ENDED FEBRUARY 28,
                                                            -------------------------     -------------------------
                                                               1997           1996           1997           1996
                                                            ----------     ----------     ----------    -----------
Net sales and other revenues............................... $   64,773     $   77,074     $  204,821    $   202,362
Cost of sales..............................................     40,887         45,403        130,089        120,316
                                                            ----------     ----------     ----------     ----------
  Gross profit.............................................     23,886         31,671         74,732         82,046
Operating expenses:
 Research and development..................................      5,641          5,620         17,514         16,653
 Marketing and sales.......................................      3,456          3,035         10,322          9,330
 General and administrative................................      4,984          5,281         16,161         13,677
 Amortization of identified intangibles....................      1,118          1,066          3,340          2,671
                                                            ----------     ----------     ----------     ----------
  Total operating expenses.................................     15,199         15,002         47,337         42,331
                                                            ----------     ----------     ----------     ----------
Earnings from operations...................................      8,687         16,669         27,395         39,715
Interest expense...........................................       (296)            --           (468)        (2,515)
Other income...............................................        685            724          3,412          1,581
                                                            ----------     ----------     ----------     ----------
Earnings before income taxes...............................      9,076         17,393         30,339         38,781
Income taxes...............................................      2,904          5,566          9,709         12,410
                                                            ----------     ----------     ----------     ----------
Net earnings............................................... $    6,172     $   11,827     $   20,630     $   26,371
                                                            ----------     ----------     ----------     ----------
                                                            ----------     ----------     ----------     ----------
Earnings per common share.................................. $     0.14     $     0.27     $     0.47     $     0.66
                                                            ----------     ----------     ----------     ----------
                                                            ----------     ----------     ----------     ----------
Weighted average number of common shares outstanding....... 43,742,770     44,082,629     43,873,227     40,028,746
                                                            ----------     ----------     ----------     ----------
                                                            ----------     ----------     ----------     ----------


       See accompanying notes to consolidated financial statements.

                    INPUT/OUTPUT, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (IN THOUSANDS)
                                (UNAUDITED)

                                                                             NINE MONTHS ENDED
                                                                                FEBRUARY 28,
                                                                        ----------------------------
                                                                          1997                1996
                                                                        --------           ---------
Cash flows from operating activities:
    Net earnings......................................................  $ 20,630           $  26,371
    Adjustments to reconcile net earnings to net cash
       used in operating activities:
         Depreciation and amortization................................     8,976               6,457
         Amortization of restricted stock compensation................       500               1,339
         Deferred income taxes........................................       429              (1,180)
         Pension costs................................................       323                  (4)
         Changes in assets and liabilities:
            Receivables...............................................   (20,865)            (57,598)
            Inventories...............................................   (25,122)            (14,949)
            Leased equipment..........................................    (2,362)               (611)
            Accounts payable and accrued expenses.....................    (4,969)             (5,702)
            Income taxes..............................................    (2,726)              5,383
            Other.....................................................      (230)             (1,460)
                                                                        --------           ---------
            Net cash used in operating activities.....................   (25,416)            (41,954)
                                                                        --------           ---------
Cash flows from investing activities:
    Purchases of property, plant, and equipment.......................   (24,793)             (7,680)
    Acquisition of net assets and business............................        --            (120,467)
    Investment in other assets........................................    (1,445)             (1,205)
                                                                        --------           ---------
           Net cash used in investing activities......................   (26,238)           (129,352)
                                                                        --------           ---------
Cash flows from financing activities:
   Borrowing from bank................................................    20,750              97,800
   Payments on debt...................................................    (5,921)            (97,800)
   Proceeds from stock offering, net of expenses......................        --             119,797
   Exercise of stock options..........................................     4,627               3,405
                                                                        --------           ---------
           Net cash provided by financing activities..................    19,456             123,202
                                                                        --------           ---------
   Effect of foreign currency fluctuations............................      (511)                 --
                                                                        --------           ---------
Net decrease in cash and cash equivalents.............................   (32,709)            (48,104)
                                                                        --------
Cash and cash equivalents at beginning of year........................    34,252              57,392
                                                                        --------           ---------
Cash and cash equivalents at end of quarter...........................  $  1,543           $   9,288
                                                                        --------           ---------
                                                                        --------           ---------

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

(2)  INVENTORIES

     Inventories are stated at the lower of cost (primarily first-in, first-out) or market. A summary of inventories follows (in thousands):

                                              FEBRUARY 28,     May 31,
                                                 1997           1996
                                              ------------     -------

Raw materials...............................   $ 58,640        $47,280
Work-in-process.............................     29,746         29,016
Finished goods..............................     29,523         16,491
                                               --------        -------
                                               $117,909        $92,787
                                               --------        -------
                                               --------        -------

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

     Supplemental disclosures of cash flow information for the nine months ended February 28, 1997 and February 29, 1996 follow (in thousands):

                                                       1997       1996
                                                      ------     ------
Cash paid during the periods for:

     Interest (net of amount capitalized).........    $  416     $2,423
                                                      ------     ------
                                                      ------     ------
     Income taxes.................................    $9,418     $5,678
                                                      ------     ------
                                                      ------     ------

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

(5)  INCOME TAXES

     Components of income tax expense for the nine months ended February 28, 1997 and February 29, 1996 follow (in thousands):

                                                         1997       1996
                                                        ------     -------
Current:
  Federal............................................  $5,065      $10,765
  Foreign............................................   3,433        2,825
  State and local....................................     782           --
Deferred - federal...................................     429       (1,180)
                                                       ------      -------
                                                       $9,709      $12,410
                                                       ------      -------
                                                       ------      -------

     A reconciliation of the expected income tax expense on earnings using the statutory Federal income tax rate of 35% to the income tax reported herein for the nine months ended February 28, 1997 and February 29, 1996 follows (in thousands):

                                                         1997        1996
                                                         ----        ----
Expected income tax expense..........................  $10,619     $13,573
Tax benefit from use of foreign sales corporation....   (1,040)     (1,652)
Foreign tax credit...................................      202      (1,037)
Foreign taxes........................................      347       2,825
State and local taxes................................      508          --
Research and development credit......................     (168)         --
Other................................................     (759)     (1,299)
                                                       -------     -------
                                                       $ 9,709     $12,410
                                                       -------     -------
                                                       -------     -------

                     INPUT/OUTPUT, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                                   (UNAUDITED)



     The tax effects of the cumulative temporary differences resulting in the net deferred income tax asset follow (in thousands):

                                                   FEBRUARY 28,     May 31,
                                                       1997          1996
                                                   ------------    ---------

   Accrued expenses...............................   $(1,410)      $(1,351)
   Allowance accounts.............................    (1,047)       (1,053)
   Unamortized restricted stock compensation......      (686)       (1,711)
   Uniform capitalization.........................      (921)         (409)
                                                     -------       -------
       Total deferred income tax assets...........    (4,064)       (4,524)

       Valuation allowance........................        --            --
                                                     -------       -------

       Total deferred income tax asset, net.......    (4,064)       (4,524)
                                                     -------       -------

   Basis in identified intangibles................     2,177         2,075
   Basis in property, plant and equipment.........       264           150
   Other..........................................       990         1,237
                                                     -------       -------
       Total deferred income tax liabilities......     3,431         3,462
                                                     -------       -------

Total deferred income tax (asset), net............   $  (633)      $(1,062)
                                                     -------       -------
                                                     -------       -------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

     NET SALES AND OTHER REVENUES. The Company's third quarter net sales and other revenues were $64.8 million, which was $12.3 million, or 16.0%, less than the prior year's third quarter. The decrease in net sales and other revenues was primarily due to competitive pressures in the land seismic equipment market and was partially offset by increased sales of new MSX marine streamer systems and RSR radio telemetry system components.

     During the third quarter, eight I/O SYSTEM TWO MRX land systems and one RSR radio telemetry system were sold, compared to 14 land systems and one RSR radio telemetry system in the prior year's third quarter. Marine equipment sales increased in the third quarter as five I/O SYSTEM TWO MSX marine streamer systems were sold to Western Geophysical. Marine sales for the third quarter of the prior year primarily consisted of systems components, such as marine streamers and modules, and one BCX ocean bottom cable system.

     Net sales and other revenues for the first nine months of the current year were $204.8 million, up $2.5 million, or 1.2%, from $202.4 million for last year's first nine months. Sales of 26 I/O SYSTEM TWO land systems, four RSR radio telemetry systems and eight MSX marine streamer systems were recorded during the first nine months of 1997, compared to 50 land systems, four RSR radio telemetry systems, and one BCX ocean bottom cable system for the prior year's first nine months.

     During the second and third quarters of fiscal 1997, market conditions have revealed the competitive pressures on the Company resulting from the late stage in the life cycle of the Company's current version of its land seismic system, pending release of the next generation of this system. Until release of the newer system products and marketplace acceptance of these products, increased levels of contribution to the Company's net sales and operating profits from land system sales (as compared to the last two fiscal quarters) should not be expected; this condition should continue to have a negative effect on the Company's revenues and operating profits. However, this condition is expected to be partially offset by sales of MSX marine streamer systems and components and anticipated increased sales of the Company's RSR radio telemetry systems and other products.

     GROSS PROFIT MARGIN. The Company's gross profit margin for the third quarter and year-to-date declined from 41.1% to 36.9%, and 40.5% to 36.5% respectively, primarily due to increased sales of lower margin marine products; reduced sales of higher margin land systems; and lower margins on land system sales than in prior periods.

     OPERATING EXPENSES. Operating expenses increased $197,000, or 1.3%, for the third quarter over the prior year's third quarter operating expenses. Research and development expenses decreased $21,000, or 0.4%. Marketing and sales expenses increased $421,000, or 13.9%, primarily due to increased conventions/exhibits and advertising expense offset in part by decreased outside sales commissions. General and administrative expenses decreased $297,000, or 5.6%, primarily due to decreases in state and local taxes and insurance expense over the three-month period, offset in part by increased allowance for doubtful accounts. Amortization of identified intangibles increased $52,000, or 4.9%.

     Operating expenses for the first nine months of the current year increased $5.0 million, or 11.8%, above the operating expense level for the first nine months of the prior year. Research and development expense increased $861,000, or 5.2%, primarily due to increased personnel and related costs compared to the prior year's first nine months. Marketing and sales expense increased $992,000, or 10.6%, primarily due to increased conventions/exhibits and advertising expense, offset in part by decreased outside sales commissions. General and administrative expenses increased $2.5 million, or 18.2%, primarily due to increased non-recurring professional fees; increases in state and local tax, insurance and depreciation expense; and increased allowance for doubtful accounts.

     INTEREST EXPENSE. As a result of the ten-year-term facilities financing completed in August 1996, interest expense for the third quarter and the first nine months of the current year was $296,000 and $468,000, respectively. See "Note (4) - Long-Term Debt" of the Notes to Consolidated Financial Statements. Interest expense was nil for last year's third quarter, and $2.5 million for last year's first nine months primarily due to interest on the Company's $70 million term indebtedness which was repaid in November 1995.

     INCOME TAX EXPENSE. The Company's effective income tax rate was approximately 32% for each of the third quarters and the first nine months of 1997 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has traditionally financed its operations from internally generated cash flow, its credit facilities, and funds from equity financings. Cash flows from operating activities before changes in working capital items were a positive $30.9 million for the nine months ended February 28, 1997. However, cash flows from operating activities after changes in working capital items were a negative $25.4 million for the nine months ended February 28, 1997, primarily due to increases in (i) inventory, due to finished goods buildup attributable to lower than anticipated sales in the second and third quarter;
(ii) trade accounts receivable (primarily due to the timing of quarter sales in the last month of the third quarter); and (iii) notes receivable, due to increased levels of the Company's financed sales in the first quarter. As of February 28, 1997 the Company had $2.7 million in borrowings outstanding under its revolving line of credit and has $40.4 million available for borrowings under the revolver for its working capital purposes. The revolving facility expires by its terms on May 6, 1999.

     As of February 28, 1997, total trade notes receivable had increased $13.5 million over the corresponding amount outstanding at May 31, 1996. For information concerning the Company's sales finance activities, see "Item 1. Business - Markets and Customers" of the Company's Annual Report on Form 10-K for the year ended May 31, 1996.

     On December 6, 1996, Grant Geophysical, Inc. ("Grant"), an international geophysical services company, filed for protection under Chapter 11 of the US Bankruptcy Code. The Company's records reflect that on the filing date the Company had outstanding current and long-term notes and accounts receivable of approximately $10.6 million secured by certain seismic equipment sold by the Company to Grant and an obligation to repurchase $1.1 million. Although the Company believes that its position with regard to these notes and receivables are sufficiently collateralized, the Company also has approximately $700,000 in outstanding unsecured trade receivables owed by, and other claims against, Grant. In addition, the Company has guaranteed, on a partial recourse basis, certain lease obligations owed by Grant to an institutional lender/purchaser of Company equipment for which the Company has certain rights to purchase the lessor's interests under certain circumstances. While the Company believes its exposure to losses regarding Grant's reorganization will not be material, no assurance can be made as to the amount and timing of the Company's ultimate recovery regarding these amounts.

     Certain of the Company's international sales in developing countries, such as the Commonwealth of Independent States, have been made on extended-term arrangements. Political and economic instabilities in certain of these countries as well as changes in internal laws and policies affecting trade and investment in these markets may have the effect of increasing the Company's credit risk with regards to the receivables resulting from these sales.

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

     The Company anticipates expenditures for the current year for exploration and development of oil and gas properties to be approximately $6 million and expects to fund this level of expenditures through cash flows from operations. Actual levels of exploration and development expenditures may vary significantly due to many factors, including oil and gas prices, industry conditions, and the success of the Company's exploration and development projects. The Company's exploration and development projects are operated by third parties which control the timing and amount of expenditures required to exploit the participants' interests in these prospects. The Company expects to participate in the drilling and completion of six wells in 1997. The Company's participation in oil and gas activities is accounted for on a full cost basis.

     Capital expenditures for property, plant, and equipment totaled $10.2 million for 1996 and $24.8 million for the first nine months of 1997, and are expected to total $26.5 million for 1997. As noted above, the Company concluded in August 1996 a long-term credit facility of $12.6 million to assist in financing the costs of land and improvements in Stafford, Texas. The Company believes that the combination of its existing working capital, unused credit available under its working capital credit facility, internally generated cash flow and access to other financing sources will be adequate to meet its anticipated capital and liquidity requirements for the foreseeable future.

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

PART II - OTHER INFORMATION.

     ITEM 2.   CHANGES IN SECURITIES

          During the fiscal quarter ended February 28, 1997, the Company made no sales of its equity securities that were not registered under the Securities Act of 1993, as amended.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

           27.  Financial Data Schedule

     (b)  Reports on Form 8-K.

          The Company filed a Current Report on Form 8-K dated January 17, 1997 with the Securities and Exchange Commission with respect to a Shareholder Rights Plan its Board adopted on January 17, 1997. Items reported were
     Item 5. - "Other Events" and Item 7. - "Financial Statements and Exhibits".

                                 SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                       INPUT/OUTPUT, INC.


                                       By: /s/ Robert P. Brindley
                                          -------------------------------
                                          Robert P. Brindley
                                          Senior Vice President,
                                          Chief Financial Officer and Secretary
                                          (Principal Financial and Accounting
                                          Officer)

Dated:  March 18, 1997