Form 10-K
INPUT OUTPUT INC
filed 1997-08-28
CIK 866609

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                      FORM 10-K

                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549

                                 --------------------

                 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                        FOR THE FISCAL YEAR ENDED MAY 31, 1997
                                          OR
             [  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                   FOR THE TRANSITION PERIOD FROM ______ TO ______
                            COMMISSION FILE NUMBER 1-13402

                                  INPUT/OUTPUT, INC.
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

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

             SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
COMMON STOCK, $0.01 PAR VALUE                 NEW YORK STOCK EXCHANGE
      (TITLE OF CLASS)              (NAME OF EACH EXCHANGE ON WHICH REGISTERED)

             SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                         NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 1997 (for purposes of the below-stated amount only, all directors, officers and 5% or more stockholders are presumed to be affiliates):
                                     $716,633,000

Indicate the number of shares outstanding of the registrant's classes of Common Stock, as of the latest practicable date.

    TITLE OF EACH CLASS                          NUMBER OF SHARES OUTSTANDING
     OF COMMON STOCK                                   AT JUNE 30, 1997
     ---------------                                   ----------------
COMMON STOCK, $0.01 PAR VALUE                             43,222,851

                         DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant's 1997 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

                                     P A R T   I

ITEM  1.  BUSINESS

THE COMPANY

    Input/Output is a leading designer and manufacturer of seismic data acquisition products used on land, in transition zones (i.e. marshes and shallow bays) and in marine environments. The Company believes that its I/O SYSTEMs are the most technologically advanced seismic data acquisition systems and are particularly well-suited for advanced three-dimensional ("3-D") data collection techniques. The Company's principal customers are seismic contractors and major, independent and foreign oil and gas companies around the world. During fiscal 1997, approximately 43% of the Company's net sales and other revenues were to customers outside the United States. See "Markets and Customers".

    Recent improvements in drilling success rates through the use of advanced seismic survey techniques, particularly 3-D techniques, have substantially increased the demand for seismic data. In addition, advances in technology have significantly reduced the size, weight, cost and power requirements of seismic data acquisition systems and increased the quality and quantity of data available to geoscientists, thereby improving the cost-effectiveness of large-scale 3-D surveys. As a result, 3-D surveys utilizing these advanced technologies have gained increasing acceptance in the oil and gas industry as an exploration risk management tool. Moreover, 3-D surveys are increasingly employed in field development and reservoir management activities. As a result, shipments of I/O SYSTEMs have grown from 14 systems shipped in fiscal 1991 to 51 systems in fiscal 1997.

    The Company offers a complete range of seismic data acquisition systems and related equipment. On land, the Company offers the I/O SYSTEM TWO -Registered Trademark- MRX and RSR systems (see "Background and Growth Strategy" below) as well as its Vibrators, a land energy source, and Geophones, acoustical receivers whose sole purpose is to transform vibrations from substrata within the earth into electrical signals which are recorded by the I/O System. The Company also offers transition zone systems in shallow water with marine versions of the MRX, RSR and an Ocean Bottom Cable System.

    The Company's marine data acquisition systems consist primarily of marine streamers and shipboard electronics that collect seismic data in deep water environments. The systems feature second generation 24-bit digital electronics inside the streamer module, high-quality Company-manufactured hydrophones, digital filtering and other components, and 12,000-meter streamer length capabilities. Other marine products manufactured and sold by the Company include airguns and integrated shipboard navigation, positioning, and data telemetry quality control systems.

    The Company believes that its future success will depend on its ability to continue to introduce technological innovations by enhancing its existing products and services to its customers, as well as by developing new products, such as those designed for three and four-component seismic survey techniques and 4-D seismic surveys. See "Product Development" below.

BACKGROUND AND GROWTH STRATEGY

    The Company has achieved its growth by pursuing a strategy focused on: (i) technological leadership; (ii) complementing internal product development with product line acquisitions; and (iii) implementing innovative marketing initiatives. These key elements of the Company's growth strategy can be summarized as follows:

- TECHNOLOGICAL LEADERSHIP. The Company's research efforts have resulted in the development of numerous inventions, processes and techniques which the Company believes have established the I/O SYSTEM TWO as the most technologically advanced land seismic data acquisition system. The I/O SYSTEM TWO is upgradable and expandable to accommodate system enhancements and follow-on orders for components and related accessories as customers increase the capacities of their systems. The Company's ongoing research efforts have also led to the introduction of new products such as the I/O SYSTEM TWO RSR, the Company's first radio telemetry system. The I/O SYSTEM TWO RSR is designed to acquire data across a variety of environments, including transition zones, marshes, swamps, mountain ranges, jungles and other land seismic environments. The I/O System MSX Marine Recorder, introduced in fiscal 1997, is the latest development by the Company. It features monitoring capabilities with components and software designed for greater operational flexibility.

- COMPLEMENTARY ACQUISITIONS. The Company has expanded its product line in recent years through the completion of several complementary acquisitions and product enhancements developed by the Company. See "Product Development".

- INNOVATIVE MARKETING INITIATIVES. Through its finance subsidiary, Global Charter Corporation ("Global Charter"), the Company offers lease/purchase programs and assists customers in arranging financing for their equipment purchases.

         A principal development of the Company's product line growth has been its fiscal 1996 acquisition ("WGEP Acquisition") of the Western Geophysical Exploration Products Group ("WGEP") from Western Atlas International, Inc. ("WAII"). WAII and its affiliates together constituted the Company's largest customer during fiscal 1997, 1996 and 1995. The business acquired included the manufacture, sale and marketing of marine and land seismic data acquisition systems; marine streamers; marine streamer navigation, positioning and quality control systems and related software products; vibrators and airgun equipment; seismic cables and connectors; geophones and hydrophones; and certain other products and equipment used in the acquisition of seismic data in land, transition zone and marine environments. See Note 14 of Notes to Consolidated Financial Statements.


PRODUCTS

    LAND DATA ACQUISITION SYSTEMS

         A land I/O SYSTEM consists of a Central Electronics Unit containing a number of modular components, which may vary depending upon customer specifications, and multiple remote ground equipment modules, including Line Taps and Remote Signal Conditioners (each designated as an "MRX" which acquires six channels of analog seismic data). A typical system consists of a Central Electronics Unit, 12 Line Taps, approximately 200 MRXs and various accessories, although larger or smaller systems may be assembled. Once a customer purchases a Central Electronics Unit, the customer can purchase additional Line Taps, MRXs and accessory equipment to expand and modify a system to fulfill specific requirements. In addition, a customer may transform an I/O SYSTEM into two or more separate systems with the purchase of additional Central Electronics Units.

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

    CENTRAL ELECTRONICS UNIT

         The Central Electronics Unit, which acts as the control center of the I/O SYSTEM, consists of several components which are typically mounted within a vehicle or helicopter transportable enclosure. The Company can also package the Central Electronics Unit to be portable for jungle and other difficult terrain applications. The Central Electronics Unit receives digitized data from the MRXs, stores it on magnetic tape for subsequent processing, and displays the data on optional monitoring devices. The Central Electronics Unit also controls the data collection parameters of the MRXs, as well as calibrates and provides operating status analysis and tests all functions of the system.

    REMOTE GROUND EQUIPMENT

         The remote ground equipment of the I/O SYSTEM consists of multiple Remote Signal Conditioners ("MRXs") and Line Taps positioned over the survey area. Seismic signals from sensors called geophones are collected by the MRXs, each of which handles the collection process for six channels of analog seismic data. The MRX filters and digitizes the data, which is then transmitted by the MRX via cable to a Line Tap. The Line Taps manage the seismic data collection process on each seismic line, further organize the seismic data and transmit this data and remote equipment operating status information via cable to the Central Electronics Unit. The MRX automatically routes around cable faults, thereby increasing crew productivity. In addition, the MRX provides high quality data through its geophone performance capabilities.

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

         A seismic crew may collect data from sound waves produced by one of several energy sources. Historically, dynamite and other explosives have been used. In recent years, large, truck-mounted earth vibrators have been used more frequently as energy sources. See "Vibrators" below. When non-explosive energy sources are used, an optional component, the Correlator Stacker Module, is added to the data acquisition system to correlate the seismic data for further processing. The Correlator Stacker Module incorporates several advanced noise control and editing programs to improve data quality and resolution.

    RADIO TELEMETRY SYSTEM

         The Company's radio telemetry system ("RSR" recorder system) records data across a variety of environments, including transition zones, marshes and swamps, as well as mountain ranges, jungle and other land and transition zone seismic environments. The RSR radio telemetry systems are radio controlled, and utilize the same electronics as the MRX to record, process and digitize seismic signals at the remote unit. However, instead of transmitting data back to the Central Electronics Unit, the RSR stores the seismic data for later retrieval. The RSR does not require cables for data transmission, since the information is stored at the unit source.

    MARINE DATA ACQUISITION SYSTEM

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

         The marine systems feature second generation 24-bit digital MSX modules, each of which contain 16 channels per module. This feature, along with utilization of fiber-optic data transmission and titanium connectors and inserts, results in reduced size and power consumption, and higher quality and reliability of acquired marine seismic data, and permits a complete MSX system to record up to 7,680 channels.

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

    OTHER PRODUCTS AND COMPONENTS

         GEOPHONES AND HYDROPHONES. Geophones and hydrophones are seismic sensor devices designed to detect acoustical energy reflected from the earth's subsurface. The product line includes low distortion seismic sensors designed for land (geophones), transition zone (marshphones) and marine (hydrophones) environments. This product line includes a geophone checking technology as well as three-component geophones that could be used in three-component 3-D seismic recording. See "Product Development" below.

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

    PRODUCT AGREEMENT

         In connection with the WGEP Acquisition, the Company and WAII entered into a product purchase agreement (the "Product Agreement") governing the continuing relationship between the parties regarding sales of seismic products and equipment to WAII by the Company. In the event that WAII purchases products in any year in an aggregate amount exceeding $70 million (which amount is subject to adjustment under the Product Agreement), WAII will be entitled to a rebate (determined pursuant to a formula) based upon the amount exceeding $70 million. The Product Agreement provides that it will terminate upon WAII's purchase of an aggregate of $350 million (subject to adjustment) in products from the Company. WAII may also terminate the agreement if (i) the Company sells all or substantially all of its assets, (ii) the Company merges or consolidates and, as a result, experiences a change of control (as defined therein) or (iii) the Company breaches a material term or condition of the Product Agreement and such breach or violation is not cured within 60 days of notice thereof.

         WAII also agreed, for a period of five years from the closing date, or until the earlier termination of the Product Agreement and subject to certain exceptions, not to manufacture any of the product lines sold to the Company in the transaction. The exceptions principally relate to business conducted by other affiliates or divisions of WAII or Western Atlas Inc., WAII's ability to perform research and development activities and WAII's having a secondary source of supply if the Company discontinues manufacturing a former WGEP product. The parties also agreed that if the Company discontinues manufacturing a former WGEP product, or fails to manufacture or deliver a former WGEP product to WAII specifications and the Company fails or chooses not to remedy WAII's objection to such discontinuance, then subject to certain dispute resolution procedures being first carried out, WAII would have a limited, worldwide, perpetual, irrevocable, non-exclusive, royalty-free license under the intellectual property assigned to the Company under the WGEP Acquisition with respect to that particular product.

    PRODUCT DEVELOPMENT

         The Company's ability to compete effectively and maintain a leading market position in the manufacture and sale of seismic data acquisition systems and seismic instruments depends to a substantial degree upon continued technological innovation. While the market for these products is characterized by continual and rapid changes in technology, development cycles from initial conception through product introduction tend to extend over several years. Since introducing its first I/O SYSTEM in fiscal 1989, the Company has targeted an amount for research and development expenditures equal to approximately 10% of its annual budgeted revenues. These research and development expenditures have principally related to the continued enhancement of the I/O SYSTEM product line and basic research and development on other emerging technologies having potential applicability to the seismic industry. See Item 6.- "Selected Consolidated Financial Data" and Item 7.- "Management's Discussion and Analysis of Results of Operations and Financial Condition." These efforts have resulted in the development of numerous inventions, processes and techniques, a number of which have been incorporated as enhancements to the I/O SYSTEM product line. See "Intellectual Property" below.

         As a result of its ongoing research and development efforts, the Company expects to introduce during fiscal 1998 certain new products and enhancements to its existing product lines. These product and enhancement releases are intended to constitute the initial stage in the latest evolution of the Company's seismic system product line, as well as represent certain improvements in functionalities, operator efficiencies and interfaces. No assurance can be given concerning the successful development of new products or enhancements, the specific timing of their release or their level of acceptance in the marketplace.

         Seismic survey techniques being investigated for future commercial applicability in the industry include three and four-component techniques. The 4-D process, or time-lapse 3-D, measures the same length, depth and width of data acquired in 3-D surveys, but also features the capability to record time intervals between two or more surveys. The process is well-suited for reservoir management applications, and is intended to identify fluid movements and changes in the producing status of the reservoir. Three-component 3-D is an experimental seismic technique being investigated by a consortium of companies and research firms (to whom the Company serves as a technical advisor). Several advances in technology and processing remain to be accomplished in order for 4-D and three-component 3-D processes to become commercially feasible.

MARKETS AND CUSTOMERS

         The Company's principal customers are seismic contractors, which operate seismic data acquisition systems to collect data in accordance with their customers' specifications or for their own seismic data libraries. In addition, the Company markets and sells its products to major, independent and foreign oil and gas companies, which typically specify seismic data acquisition program parameters to contractors and consequently may stipulate use of the Company's equipment, or may operate their own seismic crews. WAII and its affiliates accounted for approximately 39% of the Company's net sales and other revenue in fiscal 1997. See Note 8 of Notes to Consolidated Financial Statements.

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

         During fiscal 1997, 1996, and 1995, approximately 43%, 45% and 68%, respectively, of the Company's net sales and other revenues were derived from sales to customers outside the United States. See Note 8 of Notes to Consolidated Financial Statements for information concerning geographic distribution of sales. The principal reason for the decline, in fiscal 1997 and 1996, in the percentage of sales and other revenues derived from sales to customers outside the U.S. was the increased level of sales during fiscal 1997 and 1996 to WAII, which are considered sales to a U.S. customer. Systems sold to domestic customers (including WAII) are frequently deployed internationally. Company sales are predominantly denominated in U.S. dollars. From time to time, certain foreign sales require export licenses.

         The Company normally sells its systems and products to customers on standard net 30-day terms. Through Global Charter, the Company provides financing arrangements to customers by installment sales contracts under which the Company typically retains a security interest in the products sold and rents certain system components to customers from time to time pursuant to short-term rental arrangements with options to purchase. In addition, through the Company's revolving line of credit with its principal lender, the Company has also arranged financing for customer purchases through direct loans to customers from such lender, which loans in turn have been guaranteed by the Company. See Item 7.- "Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources".

         The Company's installment sales contracts typically require a down payment of approximately 15% of the purchase price, normally range in length from 24 to 48 months and bear interest at rates ranging from 7.0% to 12.0% per annum. See Note 3 of Notes to Consolidated Financial Statements.

         The Company's rental program is designed to provide its customers a convenient and cost effective method to upgrade their system recording capacity while building equity in the rental equipment. Typical rental terms provide for a six-month term with 80% of the monthly rental payments applying toward the purchase of the rental equipment. Upon expiration of the rental term, the customer either exercises the purchase option or returns the equipment and forfeits the accrued purchase credits.

         The Company has from time to time sold and assigned certain of these installment sales contracts and leases to third-party financing sources (or sold equipment to leasing companies which equipment is then leased to customers), the terms of which often obligate the Company to (i) guarantee or repurchase all or a portion of the contracts and leases in the event of a default by the customer or upon certain other occurrences and/or (ii) assist the financing parties in remarketing the equipment to satisfy the obligation. See Item 7.- "Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources".

MANUFACTURING

    In November 1996, the Company completed the move to a new 109,896 square feet manufacturing facility to replace the Company's former electronics assembly facility. This new facility has technological features for use in future products, enables the Company to manufacture additional products and components assembled previously by outside vendors and contains additional features related to manufacturing efficiency and safety. See Item 2. -"Facilities". Upon completion of assembly, products undergo functional and environmental testing to the extremes of product specifications and final quality assurance inspection. The Company's experience has been to normally fill and ship customer orders within 45 days of receipt.

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

    The Company believes that technology is the primary basis of competition in the industry, as oil and gas exploration and production companies demand higher quality seismic data and seismic contractors require improved productivity from their equipment and crews. The remaining principal competitive factors in the industry are price and customer support services.

OIL AND GAS ACTIVITIES

    As an adjunct to its research, development and marketing efforts, the Company, through its subsidiary, Output Exploration Company, Inc. ("OPEX"), has acquired and explored certain oil and gas exploration prospects.

    From its organization in 1992 through July 31, 1997, OPEX has participated in the drilling of 18 wells. Seven wells were dry holes; eight wells are currently classified as productive, and as of July 31, 1997, three wells have been completed but not fully tested. The Company expects to participate in up to five additional wells in fiscal 1998 and depending upon the results, could participate in additional drilling activities over the next few years. The Company currently anticipates that total expenditures for fiscal 1998 for exploration and development activities will be $2.5 million and expects to fund these expenditures from its cash flow from operations. However, the Company currently expects that its future level of participation in oil and gas drilling activities will be funded primarily by cash flows from its productive properties. See also, Item 7.- "Management's Discussion and Analysis of Results of Operations and Financial Condition".

INTELLECTUAL PROPERTY

    The Company relies on a combination of trade secrets, patents, copyrights and technical measures to protect its proprietary hardware and software technologies. Although the Company's patents are considered important to its operations, no one patent is considered essential to the success of the Company. Copyright and trade secret protection may be unavailable in certain foreign countries in which the Company sells its products. In addition, the Company seeks to protect its trade secrets through confidentiality agreements with its employees and agents. The Company also owns a number of trademarks, including I/O-Registered Trademark-, I/O SYSTEM ONE-Registered Trademark- and I/O SYSTEM TWO-Registered Trademark-.

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

EMPLOYEES

    At June 30, 1997, the Company had 1,176 employees worldwide, of which 949 were employed in the United States. The Company's domestic employees are not subject to any collective bargaining agreement. The Company has never experienced a work stoppage and considers its relations with its employees to be satisfactory.


ITEM 2.  FACILITIES

    The Company's primary manufacturing facilities are as follows:

              Manufacturing Facility             Square Footage
              ----------------------             --------------

              Stafford, Texas*                        109,896
              Houston, Texas**                         68,880
              Alvin, Texas*                           240,000
              Cork County, Ireland*                    35,630
              Norwich, England**                       31,000
                                                      -------
              Voorschoten, The Netherlands**           30,000
                                                      -------
                                                      515,406
                                                      -------
                                                      -------

---------
*   Owned
**  Leased

    The Company's executive headquarters (utilizing approximately 55,060 square feet) is located at 11104 West Airport, Stafford, Texas and its research and development headquarters (utilizing approximately 79,566 square feet) is adjacent to the headquarters' facility. Both facilities are owned by the Company and are mortgaged to secure long-term facility indebtedness. See Item 7.- "Management's Discussion and Analysis of Results of Operations and Financial Condition". The Company also leases an aggregate of 326,889 square feet of additional warehouse and office space under short-term operating leases. The machinery, equipment, buildings and other facilities owned and leased by the Company are considered by management to be sufficiently maintained and adequate for the Company's current operations.

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

    None.


                                     P A R T   II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock trades on the New York Stock Exchange ("NYSE") under the symbol "IO". The following table sets forth the high and low last reported sales prices of the Common Stock for the periods indicated, as reported on the NYSE composite tape and have been adjusted to reflect the Company's two-for-one share split (in the nature of a 100% stock distribution) on January 9, 1996.

                                                            PRICE RANGE
                                                       ----------------------
    PERIOD                                                HIGH          LOW
    ------                                                ----          ---
    Fiscal 1997
         Fourth Quarter. . . . . . . . . . . . .       $      21    $  13 3/4
         Third Quarter . . . . . . . . . . . . .          23 7/8       16 3/8
         Second Quarter. . . . . . . . . . . . .          36 1/8           24
         First Quarter . . . . . . . . . . . . .          39 1/4           29

    Fiscal 1996
         Fourth Quarter. . . . . . . . . . . . .       $  40 1/2    $      27
         Third Quarter . . . . . . . . . . . . .          30 1/4           22
         Second Quarter. . . . . . . . . . . . .          23 3/8     17  3/16
         First Quarter . . . . . . . . . . . . .          20 7/8     16 15/16

    The Company historically has not paid and does not intend to pay cash dividends on its Common Stock in the foreseeable future. The Company presently intends to retain earnings for use in its business, with any future decision to pay cash dividends dependent upon its growth, profitability, financial condition and other factors the Board of Directors may deem relevant. The Company's revolving line of credit agreement contains post-default prohibitions on payments of dividends and other distributions payable in cash or property. See
Item 7.- "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources".

    On June 30, 1997, there were 313 stockholders of record of Common Stock and the Company believes that there were approximately 11,057 beneficial owners of Common Stock as of such date. During the period covered by this report, the Company made no unregistered sales of its equity securities.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    The selected consolidated financial data set forth below with respect to the Company's consolidated statements of operations for the five fiscal years ended May 31, 1997, 1996, 1995, 1994 and 1993 and with respect to the Company's consolidated balance sheets at May 31, 1997, 1996, 1995, 1994 and 1993 have been derived from the Company's audited consolidated financial statements. This information should be read in conjunction with Item 7 - "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the consolidated financial statements of the Company and the notes thereto included elsewhere in this Form 10-K. The share data set forth below has been adjusted to reflect the Company's two two-for-one splits of its Common Stock, which occurred in May 1994 and January 1996.



                                                                                          Year Ended May 31,
                                                                      -----------------------------------------------------------
                                                                      1997        1996 (1)          1995           1994      1993
                                                                      ----        ----              ----           ----      ----
                                                                                (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:

Net sales and other revenues   . . . . . . . . . . . . . .        $281,845       $278,283       $134,698        $95,752   $54,205
Cost of sales  . . . . . . . . . . . . . . . . . . . . . .         183,438        163,811         71,440         50,560    26,677
                                                                  --------       --------       --------        -------   -------
       Gross profit  . . . . . . . . . . . . . . . . . . .          98,407        114,472         63,258         45,192    27,528
                                                                  --------       --------       --------        -------   -------

Operating expenses:
  Research and development   . . . . . . . . . . . . . . .          22,967         23,243         11,400          7,931     5,004
  Marketing and sales  . . . . . . . . . . . . . . . . . .          13,288         12,027          6,789          4,673     4,492
  General and administrative   . . . . . . . . . . . . . .          20,592         19,096         11,817          8,980     5,007
  Non-recurring items (2). . . . . . . . . . . . . . . . .          15,594             --             --             --        --
  Amortization of identified intangibles   . . . . . . . .           4,551          4,305          1,331            762       698
                                                                  --------       --------       --------        -------   -------
       Total operating expenses. . . . . . . . . . . . . .          76,992         58,671         31,337         22,346    15,201
                                                                  --------       --------       --------        -------   -------

Earnings from operations . . . . . . . . . . . . . . . . .          21,415         55,801         31,921         22,846    12,327
Interest expense . . . . . . . . . . . . . . . . . . . . .            (793)        (2,515)           (30)          (160)     (203)
Other income . . . . . . . . . . . . . . . . . . . . . . .           3,675          3,091          3,944          1,466     1,222
                                                                  --------       --------       --------        -------   -------
Earnings before income taxes . . . . . . . . . . . . . . .          24,297         56,377         35,835         24,152    13,346
Income taxes . . . . . . . . . . . . . . . . . . . . . . .           7,700         17,700         11,335          7,589     4,204
                                                                  --------       --------       --------        -------   -------
Net earnings . . . . . . . . . . . . . . . . . . . . . . .         $16,597        $38,677        $24,500        $16,563    $9,142
                                                                  --------       --------       --------        -------   -------
                                                                  --------       --------       --------        -------   -------

Earnings per common share. . . . . . . . . . . . . . . . .           $0.38          $0.94          $0.66          $0.53     $0.31
                                                                  --------       --------       --------        -------   -------
                                                                  --------       --------       --------        -------   -------

Weighted average common shares
         outstanding . . . . . . . . . . . . . . . . . . .          43,820         41,125         37,381         31,448    29,786

BALANCE SHEET DATA (END OF YEAR):

Working capital  . . . . . . . . . . . . . . . . . . . . .        $170,427       $165,225       $104,908        $87,558   $29,685
Total assets   . . . . . . . . . . . . . . . . . . . . . .         384,658        355,465        165,487        132,000    61,542
Short-term debt, including current
  installments of long-term debt (3) . . . . . . . . . . .             912             --             --            591     1,961
Long-term debt (3) . . . . . . . . . . . . . . . . . . . .          11,000             --             --             --       427
Stockholders' equity . . . . . . . . . . . . . . . . . . .         338,614        317,204        146,712        115,659    47,877

OTHER DATA:

Capital expenditures . . . . . . . . . . . . . . . . . . .         $26,966        $10,240         $5,979         $4,010    $3,703
Depreciation and amortization. . . . . . . . . . . . . . .          12,558         10,152          3,570          1,877     1,452

__________________


(1) See Note 14 of Notes to Consolidated Financial Statements for information with respect to the Company's WGEP Acquisition.

(2) See Note 15 of Notes to Consolidated Financial Statements for information with respect to the Company's Non-recurring items.

(3) See Notes 6 and 12 of Notes to Consolidated Financial Statements for information with respect to the Company's indebtedness and certain contingent obligations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    The following discussion and analysis of the Company's results of operations and financial condition should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this Form 10-K.

ANNUAL RESULTS OF OPERATIONS

    The following table sets forth for fiscal years 1997, 1996 and 1995, the percentage relationship to net sales and other revenues of certain expenses and earnings together with the percentage change in such items:



                                                                        AS A PERCENTAGE OF NET SALES
                                                                    ----------------------------------
                                                                              YEAR ENDED MAY 31,                PERCENT CHANGE
                                                                    ----------------------------------     -----------------------
                                                                      1997           1996         1995      1996-1997   1995-1996
                                                                      ----           ----         ----      ---------   ---------
Statement of Operations Data:
  Net sales and other revenues . . . . . . . . . . . . . .           100.0%         100.0%       100.0%           1.3%      106.6%
  Cost of sales  . . . . . . . . . . . . . . . . . . . . .            65.1           58.9         53.0           12.0       129.3
                                                                      ----           ----         ----

  Gross profit   . . . . . . . . . . . . . . . . . . . . .            34.9           41.1         47.0          (14.0)       81.0
                                                                      ----           ----         ----

Operating expenses:
    Research and development   . . . . . . . . . . . . . .             8.2            8.4          8.5           (1.2)      103.9
    Marketing and sales  . . . . . . . . . . . . . . . . .             4.7            4.3          5.0           10.5        77.2
    General and administrative . . . . . . . . . . . . . .             7.3            6.9          8.8            7.8        61.6
    Non-recurring items. . . . . . . . . . . . . . . . . .             5.5             --           --          100.0          --
    Amortization of identified
      intangibles  . . . . . . . . . . . . . . . . . . . .             1.6            1.5          1.0            5.7       223.4
                                                                      ----           ----         ----
       Total operating expenses  . . . . . . . . . . . . .            27.3           21.1         23.3           31.2        87.2
                                                                      ----           ----         ----

Earnings from operations . . . . . . . . . . . . . . . . .             7.6           20.1         23.7          (61.6)       74.8
Interest expense . . . . . . . . . . . . . . . . . . . . .            (0.3)          (0.9)        (0.0)         (68.5)    8,283.3
Other income   . . . . . . . . . . . . . . . . . . . . . .             1.3            1.1          2.9           18.9       (21.6)
                                                                      ----           ----         ----

Earnings before income taxes . . . . . . . . . . . . . . .             8.6           20.3         26.6          (56.9)       57.3
Income taxes . . . . . . . . . . . . . . . . . . . . . . .             2.7            6.4          8.4          (56.5)       56.2
                                                                      ----           ----         ----

Net earnings   . . . . . . . . . . . . . . . . . . . . . .             5.9%          13.9%        18.2%         (57.1)%      57.9%
                                                                      ----           ----         ----
                                                                      ----           ----         ----


NET SALES AND OTHER REVENUES

    Net sales and other revenues consist primarily of seismic data acquisition systems and component sales and rental income from I/O SYSTEM component operating leases. Net sales and other revenues for fiscal 1997 were $281.8 million, an increase of $3.6 million, or 1%, over fiscal 1996. Although year-to-year sales were comparable, the mix of sales changed. Marine equipment sales increased with the sale of 12 of the Company's new MSX marine systems introduced in fiscal 1997. This increase in marine equipment sales was partially offset by a decline in land equipment sales.

    Net sales and other revenues for fiscal 1996 were $278.3 million, an increase of $143.6 million, or 107%, over the prior year, primarily due to sales from product lines acquired during fiscal 1995 and 1996, increased sales to the Company's largest customer, continued sales of the Company's traditional land-based seismic data acquisition systems and market acceptance of its new radio telemetry system, the I/O SYSTEM TWO RSR.

GROSS PROFITS

    The gross profit margins of the Company for the years ended May 31, 1997 and 1996 were negatively impacted by the addition of lower margin products resulting from the WGEP Acquisition. In addition, during fiscal 1997 the Company experienced competitive pricing pressures related to its land seismic acquisition systems which negatively impacted its gross profit margins.

RESEARCH AND DEVELOPMENT

    Fiscal 1997 research and development expenses decreased $276,000, or 1%, from the prior year, to $23.0 million. Expenses were consistent with the prior year's expenses as a percent of sales.

    Fiscal 1996 research and development expenses increased $11.8 million, or 104%, over the prior year, to $23.2 million, primarily due to increased personnel and related costs associated with the WGEP Acquisition, and increased supplies and equipment expense due to additional research and development projects.

MARKETING AND SALES

    Fiscal 1997 marketing and sales expenses increased $1.3 million, or 10%, over fiscal 1996, primarily due to increased convention/exhibition costs and advertising expense related to new product lines.

    Fiscal 1996 marketing and sales expenses increased $5.2 million, or 77%, over the prior year, to $12.0 million, primarily due to increased personnel and associated marketing expenses related to the WGEP Acquisition, increased outside sales commissions resulting from higher sales levels, and increased advertising and exhibition costs for new products and recently acquired product lines.

GENERAL AND ADMINISTRATIVE

    Fiscal 1997 general and administrative expenses increased $1.5 million, or 8%, over the prior year, to $20.6 million, primarily due to increased non-recurring advisory and professional fees and increased bad-debt allowance.

    Fiscal 1996 general and administrative expenses increased $7.3 million, or 62%, over the prior year, to $19.1 million, primarily due to increased personnel, insurance costs and property taxes as a result of acquisitions, increased bad-debt allowance due to higher sales levels, and increased costs related to the creation of a company-wide data processing services network.

NON-RECURRING ITEMS

    Fiscal 1997 non-recurring items were $15.6 million, consisting of losses related to the insolvency of a customer, a write-down of capitalized exploration costs and personnel expenses incurred in organizational changes. There were no non-recurring item charges in fiscal 1996.

AMORTIZATION OF IDENTIFIED INTANGIBLES

    Fiscal 1997 amortization of identified intangibles increased $246,000, or 6%, over the prior year, due to the amortization of additional goodwill related to acquisitions.

         Fiscal 1996 amortization of identified intangibles increased $3.0 million, or 223%, over the prior year, primarily due to amortization of goodwill related to the WGEP Acquisition.

OPERATING INCOME

    Earnings from operations decreased $34.4 million, or 62%, in fiscal 1997 to $21.4 million compared to $55.8 million in the prior year, primarily due to decreased profit margins and the fiscal 1997 non-recurring charges.

    Earnings from operations increased $23.9 million, or 75%, in fiscal 1996 to $55.8 million compared to $31.9 million in the prior year, primarily due to increased revenues.

INTEREST EXPENSE

    Interest expense decreased $1.7 million in fiscal 1997 compared to fiscal 1996 due to the repayment in fiscal 1996 of a $70 million acquisition term loan, which was partially offset by the ten-year-term facilities financing completed in August 1996. Interest expense in fiscal 1997 was $793,000. See "Liquidity and Capital Resources" below and Note 6 of Notes to Consolidated Financial Statements.

    Interest expense in fiscal 1996 increased $2.5 million over the prior year, primarily due to interest on the $70 million acquisition term loan and borrowing under the $40 million revolving line of credit incurred in connection with the WGEP Acquisition.

INCOME TAX EXPENSE

    The effective tax rate for fiscal 1997 and 1996 was approximately 31.7% and 31.4%, respectively. Income tax expense decreased in 1997 as compared to 1996 in proportion with the decrease in the 1997 earnings before taxes. See Note 1 and
Note 9 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has historically financed its operations from internally generated cash, its working capital credit facilities, and funds from equity financings. Cash flows from operating activities before changes in working capital items were $43.4 million for the year ended May 31, 1997. However, cash flows from operating activities after changes in working capital items were a negative $19.9 million for the year ended May 31, 1997, primarily due to increases in trade accounts receivable resulting from a lower level of cash sales in fiscal 1997 and higher inventory levels maintained to support increased anticipated sales levels. The Company believes that it has sufficient credit facilities in place to finance these increases in its working capital requirements.

    The Company established in June 1995 a $110 million credit facility with First Interstate Bank of Texas, N.A. (now Wells Fargo Bank, N.A.), comprised of a $70 million term loan to fund the WGEP Acquisition and a $40 million revolving line of credit for working capital purposes. The Company retired the term loan and repaid the amounts outstanding under the revolving facility with certain of the proceeds from a $120 million public offering of 5,750,000 shares of the Company's common stock in November 1995. In May 1996, the Company renegotiated its Credit Facility increasing the maximum amount of the working capital revolving line of credit up to $50 million. Included under this maximum $50 million facility are subfacilities for (i) letters of credit of up to $15 million for the benefit of the Company and (ii) purchases from the Company of conditional sales obligations of the Company's customers and making direct loans to the Company's customers of up to $25 million (which purchases or loans by the lender(s) will require guaranties from the Company). As of July 31, 1997, no amounts of indebtedness were outstanding under the Credit Facility and $37.7 million was available for borrowings under the revolving facility.

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

    The Company has from time to time sold and assigned certain of its installment sales contracts and leases for its products to third-party financing sources (or sold equipment to leasing companies which equipment is then leased to customers), the terms of which often obligate the Company to (i) guarantee or repurchase all or a portion of the contracts and leases in the event of a default by the customer or upon certain other occurrences and/or (ii) assist the financing parties in remarketing the purchased equipment to satisfy the obligation. As of July 31, 1997, such third party financing sources had purchased equipment contracts and leases which, in the aggregate, obligated the Company to guarantee or repurchase up to approximately $8.2 million. Depending upon the Company's level of exposure to these contingent obligations from time to time, performance of the Company's obligations under a number of these arrangements could have a material adverse effect on the Company's financial condition and results of operation. In addition, a number of significant payment defaults by customers could have a material adverse effect on the Company's financial position and results of operations.

    On December 6, 1996, Grant Geophysical, Inc. ("Grant"), a geophysical services company, filed for protection under Chapter 11 of the US Bankruptcy Code. The Company's records reflect that on the filing date the Company had outstanding current and long-term notes and accounts receivable of approximately $10.6 million secured by certain seismic equipment sold by the Company to Grant and an obligation to repurchase $1.1 million in Grant debt. In addition, the Company has guaranteed, on a partial recourse basis, certain lease obligations owed by Grant to an institutional lender/purchaser of Company equipment for which the Company has certain rights to purchase the lessor's interest under certain circumstances. A proposed plan of reorganization has been filed in the case that provides for payment in full to holders of secured claims and the assumption of these lease obligations. If this plan is confirmed, the Company would be repaid all or substantially all of the outstanding indebtedness owed to it by Grant. In addition, another customer is in default to the Company with respect to approximately $11.0 million in secured equipment purchase debt owed to the Company. The Company has taken a charge of $11.2 million to cover anticipated losses in connection with this trade debt. No assurance can be given as to the amount and timing of any recovery to the Company regarding these defaulted obligations.

    In August 1996, the Company obtained a $12.5 million ten-year term mortgage loan to finance the construction of the Company's new manufacturing facility in Stafford, Texas. The loan is secured by the Company's land, buildings and improvements housing its executive and research and development headquarters as well as its adjacent new manufacturing facility. The mortgage loan will bear interest at the rate of 7.875% per annum and is repayable in equal monthly installments of principal and interest. The promissory note contains certain prepayment penalties. As of July 31, 1997, $11.8 million in indebtedness was outstanding under this mortgage loan.

    Capital expenditures for property, plant, and equipment totaled $27.0 million for fiscal 1997 and are expected to aggregate $10.0 million for fiscal 1998. The Company believes that the combination of its existing working capital, unused credit available under its working capital credit facility, internally generated cash flow and access to other financing sources (including sales finance facilities), will be adequate to meet its anticipated capital and liquidity requirements for the foreseeable future.

OTHER FACTORS

    In interim and annual periods ending after December 15, 1997, the Company will adopt Statement of Financial Accounting Standards No. 128 "Earnings per Share". This standard specifies the compilation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. Management does not believe that the adoption of this standard will have a material effect on the financial statements.

    In interim and annual periods beginning after December 15, 1997, the Company will adopt Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Management does not believe that the adoption of this standard will have a material effect on the financial statements.

CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD-LOOKING STATEMENTS

    Certain statements contained in Items 1 and 7 of this Form 10-K may be deemed to be forward-looking within the meaning of The Private Securities Litigation Reform Act of 1995 and are subject to the "safe harbor" provisions of that act, including without limitation, statements concerning future sales, earnings, costs, expenses, acquisitions or corporate combinations, asset recoveries, operations, business prospects, demand for products, industry conditions, working capital, capital expenditures, financial condition, and other results of operations. Such statements involve risks and uncertainties. Actual results could differ materially from the expectations expressed in such forward-looking statements. The Company identifies the following important risk factors which could affect the Company's actual results and cause actual results to differ materially from any such results which might be projected, forecast, estimated or budgeted by the Company in such forward-looking statements:

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

    RISKS RELATED TO TIMING OF PRODUCT SHIPMENTS. Due to the relatively high sales price of the Company's products and relatively low unit sales volume, the timing in the shipment of systems and the mix of products sold can produce fluctuations in quarter-to-quarter financial performance. See Note 13 of Notes to Consolidated Financial Statements. One of the factors which may affect the Company's operating results from time to time is that a substantial portion of its net sales and other revenues in any period may result from shipments during the latter part of a period. Because the Company establishes its sales and operating expense levels based on its operational goals, if shipments in any period do not meet goals, revenues and net profits may be adversely affected. The Company believes that factors which could affect such timing in shipments include, among others, seasonality of end-user markets, availability of purchaser financing, manufacturing lead times, customer purchases of leased equipment and shortages of system components. In addition, because the Company typically operates, and expects to continue to operate, without a significant backlog of orders for its products, the Company's manufacturing plans and expenditure levels are based principally on sales forecasts, which sometimes results in inventory excesses and imbalances from time to time.

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

    RELIANCE ON SIGNIFICANT CUSTOMERS. A relatively small number of customers has accounted for most of the Company's net sales, although the degree of sales concentration with any one customer has varied from fiscal year to year. During fiscal 1995, 1996 and 1997 the two largest customers in each of those years accounted for 26%, 42% and 45%, respectively, of the Company's net sales and other revenues. The loss of any of these customers could have a material adverse effect on the Company's sales revenues.

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

    OIL AND GAS OPERATIONS. The Company's oil and gas operations are subject to the economic risks typically associated with exploration, development, and production activities, including the necessity of significant expenditures to drill exploratory wells. In conducting exploration and development activities, the Company may drill unsuccessful wells and experience losses and changes to earnings and, if oil or natural gas is discovered, there can be no assurance that such oil or natural gas can be economically produced or satisfactorily marketed. Historically, the markets for oil and natural gas have been volatile and are likely to continue to be volatile in the future. The nature of the oil and gas business involves certain operating hazards such as well blowouts, cratering, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, formations with abnormal pressures, pollution, releases of toxic gas and other environmental hazards and risks, any of which could result in losses to the Company. While the Company's current practice is not to act as operator of any drilling prospect, and while the Company does maintain insurance in accordance with customary industry practices under the circumstances against some, but not all, of such risks and losses, the occurrence of such an event not fully covered by insurance could have a material adverse affect on the Company's financial position and results of operation.

    The foregoing review of factors pursuant to the Private Securities Litigation Reform Act of 1995 should not be construed as exhaustive. In addition to the foregoing, the Company wishes to refer readers to the Company's other filings and reports with the Securities and Exchange Commission, including its recent reports on Forms 10-Q, for a further discussion of risks and uncertainties which could cause actual results to differ materially from those contained in forward-looking statements. The Company undertakes no obligation to publicly release the result of any revisions to any such forward-looking statements which may be made to reflect the events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements required by this item begin at page F-1 hereof.

    Form 11-K Information. The Company, pursuant to Rule 15d-21 promulgated under the Securities Exchange Act of 1934, as amended, will file as an amendment to this Annual Report on Form 10-K the information, financial statements and exhibits required by Form 11-K with respect to the Input/Output, Inc. Employee Stock Purchase Plan.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                   P A R T   I I I

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item is contained in the Company's definitive Proxy Statement to be distributed in connection with its 1997 Annual Meeting of Stockholders under the captions "Management" and "Voting and Stock Ownership of Management and Principal Stockholders" and is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this Item is contained in the Company's definitive Proxy Statement to be distributed in connection with its 1997 Annual Meeting of Stockholders under the caption "Remuneration of Directors and Officers" and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is contained in the Company's definitive Proxy Statement to be distributed in connection with its 1997 Annual Meeting of Stockholders under the caption "Voting and Stock Ownership of Management and Principal Stockholders" and is incorporated herein by reference.


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

         (2)  Financial Statement Schedules:

              The following financial statement schedule is included as part of this Annual Report on Form 10-K:

                   Schedule II - Valuation and Qualifying Accounts

              All other schedules are omitted because they are inapplicable or the requested information is shown in the financial statements or noted therein.

         (3)  Exhibits:

           3.1 --Amended and Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995 and incorporated herein by reference.

          *3.2     --Certificate of Amendment to the Amended and Restated
                     Certificate of Incorporation, dated October 11, 1996.

           3.3 --Amended and Restated Bylaws, filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995 and incorporated herein by reference.

           4.1 --Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock of Input/Output, Inc., filed as Exhibit 2 to the Company's Registration Statement on Form 8-A dated January 27, 1997 (attached as Exhibit 1 to the Rights Agreement referenced in Exhibit 10.24) and incorporated herein by reference.

          10.2     --Royalty Agreement, dated November 6, 1992, between I/O
                     Sensors, Inc., Triton and Triton Technologies, Inc., filed as Exhibit 10.2 to the 1993 Form 10-K and incorporated herein by reference.

        **10.3     --1990 Restricted Stock Plan, filed as Exhibit 10.3 to the
                     Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995 and incorporated herein by reference.

       ***10.4     --Amended and Restated 1990 Stock Option Plan.

       ***10.5     --Input/Output, Inc. 1996 Management Incentive Program.

          10.6     --Input/Output, Inc. 401(k) Plan, filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995 and incorporated herein by reference.

       ***10.7     --Amended Directors Retirement Plan.

        **10.8     --Amended and Restated 1991 Directors Stock Option Plan,
                     filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Registration No. 33-85304) filed with the Securities and Exchange Commission on October 19, 1994, and incorporated herein by reference.

       ***10.9     --Amendment to the Amended and Restated 1991 Directors Stock
                     Option Plan.

      ***10.10     --Supplemental Executive Retirement Plan.

      ***10.11     --Amendment No. 1 to the Company's Supplemental Executive
                     Retirement Plan, effective January 17, 1997.

      ***10.12     --Supplemental Executive Retirement Trust.

      ***10.13     --Amendment No. 1 to the Company's Supplemental Executive
                     Retirement Trust, effective January 17, 1997.

       **10.14     --Employment Agreement, dated February 6, 1991, between the
                     Company and Robert P. Brindley, filed as exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995 and incorporated herein by reference.

      ***10.15     --Amendment No. 1 to Employment Agreement between the
                     Company and Robert P. Brindley dated March 31, 1997.

         10.16     --Asset Purchase Agreement dated June 30, 1995, by and
                     between Input/Output, Inc., I/O Exploration Products (U.S.A.), Inc. and Western Atlas International, Inc. filed as Exhibit 10.1 to the Company's Form 8-K dated June 30, 1995 and incorporated herein by reference.

         10.17     --Product Purchase Agreement dated June 30, 1995, by and
                     between Input/Output, Inc., I/O Exploration Products (U.S.A.), Inc. and Western Atlas International, Inc. filed as Exhibit 10.2 to the Company's Form 8-K dated June 30, 1995 and incorporated herein by reference.

         10.18     --Credit Agreement dated May 7, 1996, by and between
                     Input/Output, Inc. and Wells Fargo Bank N.A. (formerly known as First Interstate Bank of Texas, N.A.) filed as
                     Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.

         10.19     --Master Letter of Credit Agreement dated April 16, 1996,
                     between the Company and ABN AMRO Bank N.V. Houston Agency filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.

         10.20     --Promissory Note dated August 29, 1996 executed by IPOP
                     Management, Inc. to the order of The Variable Annuity Life Insurance Company, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1996 and incorporated herein by reference.

         10.21     --Master Commercial Lease Agreement dated August 29, 1996, by and between IPOP Management, Inc. and The Variable Annuity Life Insurance Company, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1996 and incorporated herein by reference.

         10.22     --Limited Guaranty dated August 29, 1996, executed by
                     Input/Output, Inc., filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1996 and incorporated herein by reference.

      ***10.23     --Input/Output, Inc. 1996 Non-Employee Director Stock Option
                     Plan.

         10.24     --Rights Agreement, dated as of January 17, 1997, by and
                     between Input/Output, Inc. and Harris Trust and Savings Bank, as Rights Agent, including exhibits thereto, filed as Exhibits 4 to the Company's Form 8-A dated January 27, 1997 and incorporated herein by reference.

         10.25     --Input/Output, Inc. Employee Stock Purchase Plan, filed as
                     Exhibit 4.4 to the Company's Registration Statement on Form S-8 (Registration No. 333-24125) filed with the Securities and Exchange Commission on March 18, 1997 and incorporated herein by reference.

      ***10.26     --Employment Agreement, effective as of May 16, 1997,
                     between the Company and Charles E. Selecman.

         *11.1     --Earnings Per Share Computation.

         *21.1     --Subsidiaries of the Company.

         *23.1     --Consent of KPMG Peat Marwick LLP.

         *24.1     --The Power of Attorney is set forth on the signature page hereof.

         *27.1     --Financial Data Schedule.

          99.1     --Information required by Form 11-K with respect to the
                     Input/Output, Inc. Employee Stock Purchase Plan will be filed as an amendment to this Annual Report on Form 10-K within 120 days of the end of the fiscal year of the plan as permitted by Rule 15d-21 under the Securities Exchange Act of 1934, as amended.

 *  Filed herewith.

**  Management contract or compensatory plan or arrangement.

*** Management contract or compensatory plan or arrangement filed herewith.

       (b)    REPORTS ON FORM 8-K
              No reports on Form 8-K were filed by Input/Output, Inc. during the quarter ended May 31, 1997.

       (c)    EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K.
              Reference is made to subparagraph (a) (3) of this Item 14 which is incorporated herein by reference.

       (d)    NOT APPLICABLE.

                                      SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED IN THE CITY OF STAFFORD, STATE OF TEXAS, ON AUGUST 27, 1997.

                                       Input/Output, Inc.

                                       By /s/ Charles E. Selecman
                                         -----------------------------------
                                          CHARLES E. SELECMAN,
                                          PRESIDENT AND
                                          CHIEF EXECUTIVE OFFICER

                                  POWER OF ATTORNEY

    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles E. Selecman and Robert P. Brindley and each of them, as true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all documents relating to the Annual Report on Form 10-K, including any and all amendments and supplements thereto, for the fiscal year ended May 31, 1997, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS ANNUAL REPORT ON FORM 10-K HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

          NAME                       CAPACITIES                                 DATE
          ----                       ----------                                 ----
/s/ Charles E. Selecman           Chairman, President                     August 27, 1997
--------------------------------  and Chief Executive Officer
    CHARLES E. SELECMAN           (Principal Executive Officer)

/s/ Robert P. Brindley            Director, Executive Vice President,     August 27, 1997
--------------------------------  Chief Financial Officer and Secretary
    ROBERT P. BRINDLEY            (Principal Financial and
                                  Accounting Officer)

/s/ Shelby H. Carter, Jr.         Director                                August 27, 1997
--------------------------------
    SHELBY H. CARTER, JR.

/s/ Ernest E. Cook                Director                                August 27, 1997
--------------------------------
    ERNEST E. COOK

/s/ Glen H. Denison               Director                                August 27, 1997
--------------------------------
    GLEN H. DENISON

/s/ Theodore H. Elliott, Jr.      Director                                August 27, 1997
--------------------------------
    THEODORE H. ELLIOTT, JR.

/s/ G. Thomas Graves III          Director                                August 27, 1997
--------------------------------
    G. THOMAS GRAVES III


                         INPUT/OUTPUT, INC. AND SUBSIDIARIES

                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Input/Output, Inc. and Subsidiaries:                                                          Page
                                                                                              ----
       Independent Auditors' Report. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-2
       Consolidated Balance Sheets -- May 31, 1997 and 1996. . . . . . . . . . . . . . . . .   F-3
       Consolidated Statements of Operations --Years Ended May 31, 1997, 1996 and 1995 . . .   F-4
       Consolidated Statements of Stockholders' Equity - Years Ended May 31, 1997, 1996
           and 1995. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-5
       Consolidated Statements of Cash Flows --  Years Ended May 31, 1997, 1996 and 1995 . .   F-6
       Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . .   F-7
       Schedule II - Valuation and Qualifying Accounts . . . . . . . . . . . . . . . . . . .   F-18


                             INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Input/Output, Inc.:



    We have audited the consolidated financial statements of Input/Output, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Input/Output, Inc. and subsidiaries as of May 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                  KPMG PEAT MARWICK LLP
Houston, Texas
June 30, 1997

                         INPUT/OUTPUT, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS                                                    May 31,
                                                                                      -----------------------
                                                                                        1997           1996
                                                                                      --------       --------
Current assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . .      $2,573        $34,252
   Trade accounts receivable, less allowance for doubtful accounts of $1,740
        and $470 in 1997 and 1996, respectively. . . . . . . . . . . . . . . . . .      61,788         42,989
   Trade notes receivable, less allowance for doubtful notes of $7,078 and $728
        in 1997 and 1996, respectively (note 3). . . . . . . . . . . . . . . . . .      27,800         28,424
   Income taxes receivable (note 9). . . . . . . . . . . . . . . . . . . . . . . .       2,403             --
   Inventories (note 2). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     106,337         92,787
   Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,939          2,004
                                                                                      --------       --------
          Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . .     202,840        200,456
Long-term trade notes receivable (note 3). . . . . . . . . . . . . . . . . . . . .      27,003         16,678
Deferred income tax asset (note 9) . . . . . . . . . . . . . . . . . . . . . . . .       3,097          1,062
Property, plant and equipment, net (note 4). . . . . . . . . . . . . . . . . . . .      78,376         56,035
Goodwill, net of accumulated amortization of $8,001 and
     $4,115 in 1997 and 1996, respectively . . . . . . . . . . . . . . . . . . . .      61,024         64,200
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      12,318         17,034
                                                                                      --------       --------
                                                                                      $384,658       $355,465
                                                                                      --------       --------
                                                                                      --------       --------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable, principally trade . . . . . . . . . . . . . . . . . . . . . .     $13,143        $19,518
   Accrued expenses (note 5) . . . . . . . . . . . . . . . . . . . . . . . . . . .      18,358         13,751
   Current installments of debt (note 6) . . . . . . . . . . . . . . . . . . . . .         912             --
   Income taxes payable (note 9) . . . . . . . . . . . . . . . . . . . . . . . . .          --          1,962
                                                                                      --------       --------
          Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . .      32,413         35,231
Long-term debt (note 6). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      11,000             --
Other liabilities (note 11). . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,631          3,030
Commitments and contingencies (notes 10, 11 and 12)
Stockholders' equity (note 7):
   Preferred stock, $.01 par value; authorized 5,000,000 shares, none issued . . .          --             --
   Common stock, $.01 par value; authorized 50,000,000 shares; issued
     43,280,851 shares in 1997 and 42,969,676 shares in 1996 . . . . . . . . . . .         433            430
   Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . .     218,973        214,259
   Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     121,116        104,145
   Cumulative translation adjustment . . . . . . . . . . . . . . . . . . . . . . .      (1,673)          (762)
   Unamortized restricted stock compensation . . . . . . . . . . . . . . . . . . .        (235)          (868)
                                                                                      --------       --------
          Total  stockholders' equity. . . . . . . . . . . . . . . . . . . . . . .     338,614        317,204
                                                                                      --------       --------
                                                                                      $384,658       $355,465
                                                                                      --------       --------
                                                                                      --------       --------


             See accompanying notes to consolidated financial statements.

                         INPUT/OUTPUT, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                       Years ended May 31,
                                                             --------------------------------------
                                                                 1997           1996           1995
                                                             --------       --------       --------
Net sales and other revenues (notes 8 and 10). . . . .       $281,845       $278,283       $134,698
Cost of sales. . . . . . . . . . . . . . . . . . . . .        183,438        163,811         71,440
                                                             --------       --------       --------
         Gross profit. . . . . . . . . . . . . . . . .         98,407        114,472         63,258
                                                             --------       --------       --------
Operating expenses:
   Research and development. . . . . . . . . . . . . .         22,967         23,243         11,400
   Marketing and sales . . . . . . . . . . . . . . . .         13,288         12,027          6,789
   General and administrative. . . . . . . . . . . . .         20,592         19,096         11,817
   Non-recurring items . . . . . . . . . . . . . . . .         15,594             --             --
   Amortization of identified intangibles. . . . . . .          4,551          4,305          1,331
                                                             --------       --------       --------
         Total operating expenses. . . . . . . . . . .         76,992         58,671         31,337
                                                             --------       --------       --------
Earnings from operations . . . . . . . . . . . . . . .         21,415         55,801         31,921
Interest expense . . . . . . . . . . . . . . . . . . .           (793)        (2,515)           (30)
Other income . . . . . . . . . . . . . . . . . . . . .          3,675          3,091          3,944
                                                             --------       --------       --------
Earnings before income taxes . . . . . . . . . . . . .         24,297         56,377         35,835
Income taxes (note 9). . . . . . . . . . . . . . . . .          7,700         17,700         11,335
                                                             --------       --------       --------

Net earnings . . . . . . . . . . . . . . . . . . . . .       $ 16,597       $ 38,677       $ 24,500
                                                             --------       --------       --------
                                                             --------       --------       --------

Earnings per common share. . . . . . . . . . . . . . .       $    .38       $    .94       $    .66
                                                             --------       --------       --------
                                                             --------       --------       --------

Weighted average number of common and
common equivalent shares outstanding . . . . . . . . .     43,819,595     41,125,286     37,381,458
                                                           ----------     ----------     ----------
                                                           ----------     ----------     ----------


             See accompanying notes to consolidated financial statements.

                         INPUT/OUTPUT, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       YEARS ENDED MAY 31, 1997, 1996, AND 1995
                          (IN THOUSANDS, EXCEPT SHARE DATA)


                                       Common stock        Additional               Cumulative      Unamortized          Total
                                  ---------------------     paid-in       Retained  Translation   restricted stock   stockholders'
                                    Shares       Amount     capital       earnings  Adjustment      compensation         equity
                                  ----------     ------    ----------     --------  -----------   ----------------   -------------
Balance at May 31, 1994. . .      35,507,676       $355     $78,571        $41,345         $--        $(4,612)          $115,659
Amortization of restricted
  stock compensation . . . .              --         --          --             --          --          2,052              2,052
Exercise of stock options
and related tax benefits . .         768,200          8       4,604             --          --             --              4,612
Equity reduction for SERP
  Plan . . . . . . . . . . .              --         --          --           (187)         --             --               (187)
Translation adjustment . . .              --         --          --             --         206             --                206
Public offering. . . . . . .              --         --        (130)            --          --             --               (130)
Net earnings . . . . . . . .              --         --          --         24,500          --             --             24,500
                                  ----------       ----    --------       --------     -------         ------           --------
Balance at May 31, 1995. . .      36,275,876        363      83,045         65,658         206         (2,560)           146,712
Amortization of restricted
  stock compensation . . . .              --         --          --             --          --          1,692              1,692
Exercise of stock options
and related tax benefits . .         943,800          9      11,502             --          --             --             11,511
Equity reduction for SERP
  Plan . . . . . . . . . . .              --         --          --           (187)         --             --               (187)
Equity reduction for
  Outside Directors
  Retirement Plan. . . . . .              --         --          --             (3)         --             --                 (3)
Translation adjustment . . .              --         --          --             --        (968)            --               (968)
Public offering. . . . . . .       5,750,000         58     119,712             --          --             --            119,770
Net earnings . . . . . . . .              --         --          --         38,677          --             --             38,677
                                  ----------       ----    --------       --------     -------         ------           --------
Balance at May 31, 1996. . .      42,969,676        430     214,259        104,145        (762)          (868)           317,204
Amortization of restricted
  stock compensation . . . .              --         --          --             --          --            633                633
Exercise of stock options
and related tax benefits . .         311,175          3       4,714             --          --             --              4,717
Equity increase for SERP
  Plan . . . . . . . . . . .              --         --          --            375          --             --                375
Equity reduction for
  Outside Directors
  Retirement Plan. . . . . .              --         --          --             (1)         --             --                 (1)
Translation adjustment . . .              --         --          --             --        (911)            --               (911)
Net earnings . . . . . . . .              --         --          --         16,597          --             --             16,597
                                  ----------       ----    --------       --------     -------         ------           --------
Balance at May 31, 1997. . .      43,280,851       $433    $218,973       $121,116     $(1,673)         $(235)          $338,614
                                  ----------       ----    --------       --------     -------         ------           --------
                                  ----------       ----    --------       --------     -------         ------           --------


             See accompanying notes to consolidated financial statements.

                         INPUT/OUTPUT, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)

                                                                                       Years ended May 31,
                                                                             -------------------------------------
                                                                                1997           1996           1995
                                                                             -------        -------        -------
Cash flows from operating activities:
Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $16,597        $38,677        $24,500
   Adjustments to reconcile net earnings to net cash
      used in operating activities:
        Depreciation and amortization. . . . . . . . . . . . . . . .          12,558         10,152          3,570
        Amortization of restricted stock compensation. . . . . . . .             633          1,692          2,052
        Deferred income taxes. . . . . . . . . . . . . . . . . . . .          (2,035)        (1,627)          (624)
        Pension costs. . . . . . . . . . . . . . . . . . . . . . . .              96             90            284
        Non-recurring items. . . . . . . . . . . . . . . . . . . . .          15,594             --             --
        Changes in assets and liabilities:
           Receivables . . . . . . . . . . . . . . . . . . . . . . .         (38,784)       (47,157)       (32,293)
           Inventories . . . . . . . . . . . . . . . . . . . . . . .         (13,550)       (29,094)        (5,920)
           Leased equipment. . . . . . . . . . . . . . . . . . . . .          (3,208)         1,332         (2,841)
           Accounts payable and accrued expenses . . . . . . . . . .          (2,866)         7,224          3,099
           Income taxes payable. . . . . . . . . . . . . . . . . . .          (4,365)          (555)        (1,097)
           Other . . . . . . . . . . . . . . . . . . . . . . . . . .            (614)        (1,743)        (1,185)
                                                                             -------        -------        -------
             Net cash used in operating activities . . . . . . . . .         (19,944)       (21,009)       (10,455)
                                                                             -------        -------        -------

Cash flows from investing activities:
   Purchase of property, plant and equipment . . . . . . . . . . . .         (26,966)       (10,240)        (5,979)
   Acquisition of net assets and business. . . . . . . . . . . . . .            (595)      (120,467)        (5,500)
   Purchase of short-term investments. . . . . . . . . . . . . . . .              --             --        (65,308)
   Maturities of short-term investments. . . . . . . . . . . . . . .              --             --        114,411
   Investments in other assets . . . . . . . . . . . . . . . . . . .            (190)        (2,549)        (3,697)
                                                                             -------        -------        -------
             Net cash (used in) provided by investing activities . .         (27,751)      (133,256)        33,927
                                                                             -------        -------        -------

Cash flows from financing activities:
   Borrowings from bank. . . . . . . . . . . . . . . . . . . . . . .          23,850         97,800             --
   Payments on debt. . . . . . . . . . . . . . . . . . . . . . . . .         (11,938)       (97,800)          (591)
   Proceeds from sales of notes receivable . . . . . . . . . . . . .              --             --         20,717
   Proceeds from exercise of stock options and related tax benefit .           4,717         11,511          4,612
   Net proceeds from public offerings. . . . . . . . . . . . . . . .              --        119,770           (130)
                                                                             -------        -------        -------
             Net cash provided by financing activities . . . . . . .          16,629        131,281         24,608
                                                                             -------        -------        -------

Effect of foreign currency exchange rates. . . . . . . . . . . . . .            (613)          (156)            (1)
                                                                             -------        -------        -------
Net (decrease) increase in cash and cash equivalents . . . . . . . .         (31,679)       (23,140)        48,079

Cash and cash equivalents at beginning of year . . . . . . . . . . .          34,252         57,392          9,313
                                                                             -------        -------        -------
Cash and cash equivalents at end of year . . . . . . . . . . . . . .          $2,573        $34,252        $57,392
                                                                             -------        -------        -------
                                                                             -------        -------        -------


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

    (d)  PROPERTY, PLANT AND EQUIPMENT

    Plant and equipment are recorded at cost and depreciated principally on a straight-line basis using estimated useful lives as follows: building - 25 years, machinery and equipment - five to eight years and other - three to eight years. Repairs and maintenance are expensed as incurred. Gains and losses on sales and retirements are recognized on disposal.

    (e)  GOODWILL

    Goodwill results from business acquisitions and represents the excess of acquisition costs over the fair value of the net assets of businesses acquired. Goodwill is amortized on a straight-line basis over 5 to 20 years. The Company measures goodwill annually using undiscounted cash flows to assess recoverability. The Company believes that no impairment of goodwill exists.

    (f)  FAIR VALUE OF FINANCIAL INSTRUMENTS

    Fair value estimates are made at discrete points in time based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.

    The Company believes that the carrying amounts of its current assets, current liabilities, long-term notes receivable and long-term debt approximate the fair value of such items.

    (g)  RESEARCH AND DEVELOPMENT

    Research and development costs are expensed as incurred.

                         INPUT/OUTPUT, INC. AND SUBSIDIARIES

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

    (j)  EARNINGS PER COMMON SHARE

    Earnings per common share are based on the weighted average number of shares of common stock outstanding during the respective years after giving retroactive effect to the changes in capital structure discussed in Note 7. For purposes of the computations, restricted stock has been added as a common stock equivalent as of the date of grant. Stock options have been included from the date of their issuance due to the dilutive effect on the computation.

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). SFAS 123 allows a company to adopt a fair value based method of accounting for its stock-based compensation plans, or to continue to follow the intrinsic value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees".

    The Company has elected to continue to follow APB Opinion No. 25. If the Company had adopted SFAS 123 the Company's net earnings and earnings per share for the years ended May 31, 1997 and 1996 would have been reduced as discussed in Note 7.

    (k)  FOREIGN CURRENCY TRANSLATION

    Assets and liabilities of foreign subsidiaries are generally translated at current exchange rates and related translation adjustments are reported as a component of stockholders' equity. Statements of operations are translated at the average rates during the period.

    (l)  STATEMENTS OF CASH FLOWS


         Supplemental disclosure of cash flow information follows (in thousands):

    Cash paid during the year for:                 1997        1996       1995
                                                -------    --------    -------

     Interest (net of amounts capitalized) . .  $   752    $  2,515    $    30
                                                -------    --------    -------
                                                -------    --------    -------
     Income taxes. . . . . . . . . . . . . . .  $11,470    $ 10,692    $10,255
                                                -------    --------    -------
                                                -------    --------    -------

                         INPUT/OUTPUT, INC. AND SUBSIDIARIES

    (m) USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    (n) RECLASSIFICATION

    Certain amounts previously reported in the financial statements have been reclassified to conform to the current year presentation.

    (O) RECENT ACCOUNTING PRONOUNCEMENTS

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). SFAS 128 specifies the compilation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. The requirements of this statement will be effective for interim and annual periods ending after December 15, 1997. Management does not believe that the implementation of SFAS 128 will have a material effect on the financial statements.

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS
130). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The requirements of this statement will be effective for both interim and annual periods beginning after December 15, 1997. Management does not believe that the implementation of SFAS 130 will have a material effect on the financial statements.

(2) INVENTORIES

    A summary of inventories, net of reserves,
    follows (in thousands):
                                                            1997          1996
                                                          ------        ------

    Raw Materials. . . . . . . . . . . . . . .           $56,573       $47,280
    Work-in-process. . . . . . . . . . . . . .            23,878        29,016
    Finished goods . . . . . . . . . . . . . .            25,886        16,491
                                                          ------        ------
                                                        $106,337       $92,787
                                                        --------       -------
                                                        --------       -------


(3) TRADE NOTES RECEIVABLE

    The current and long-term trade notes receivable at May 31, 1997 are secured by seismic equipment sold by the Company, bearing interest at rates ranging from 7% to 12% and are due at various dates to 2001. In assessing the exposure to loss, management has considered the financial capabilities of the borrowers to repay the notes and the net realizable value of the equipment securing the notes. See Note 12.

                         INPUT/OUTPUT, INC. AND SUBSIDIARIES

    On December 6, 1996, Grant Geophysical, Inc. ("Grant"), an international geophysical services company, filed for protection under Chapter 11 of the US Bankruptcy Code. The Company's records reflect that on the filing date the Company had outstanding current and long-term notes and accounts receivable of approximately $10.6 million secured by certain seismic equipment sold by the Company to Grant and an obligation to repurchase $1.1 million in Grant debt. In addition, the Company has guaranteed, on a partial recourse basis, certain lease obligations owed by Grant to an institutional lender/purchaser of Company equipment for which the Company has certain rights to purchase the lessor's interest under certain circumstances. A proposed plan of reorganization has been filed in the case that provides for payment in full to holders of secured claims and the assumption of these lease obligations. If this plan is confirmed, the Company would be repaid all or substantially all of the outstanding indebtedness owed to it by Grant. In addition, another customer is in default to the Company with respect to approximately $11.0 million in secured equipment purchase debt owed to the Company. The Company has taken a charge of $11.2 million to cover anticipated losses in connection with this trade debt. No assurance can be given as to the amount and timing of any recovery to the Company regarding these defaulted obligations.

(4) PROPERTY, PLANT AND EQUIPMENT

    A summary of property, plant and equipment follows (in thousands):
                                                                MAY 31,
                                                         ---------------------
                                                            1997          1996
                                                         -------       -------
    Land . . . . . . . . . . . . . . . . . . . .         $ 3,819       $ 3,801
    Building . . . . . . . . . . . . . . . . . .          28,008        15,622
    Machinery and equipment. . . . . . . . . . .          49,002        39,136
    Leased equipment . . . . . . . . . . . . . .          12,573         8,338
    Other. . . . . . . . . . . . . . . . . . . .          12,692         6,425
                                                         -------       -------
                                                         106,094        73,322
    Less accumulated depreciation. . . . . . . .          27,718        17,287
                                                         -------       -------
                                                         $78,376       $56,035
                                                         -------       -------
                                                         -------       -------

(5) ACCRUED EXPENSES

    A summary of accrued expenses follows (in thousands):
                                                                 MAY 31,
                                                         ---------------------
                                                            1997          1996
                                                         -------       -------
    Compensation, including commissions. . . . .          $6,602        $7,657
    Warranty, training and installation. . . . .           3,856         3,731
    Other. . . . . . . . . . . . . . . . . . . .           7,900         2,363
                                                         -------       -------
                                                         $18,358       $13,751
                                                         -------       -------
                                                         -------       -------

(6) LONG-TERM DEBT

    In August 1996, the Company, through one of its wholly-owned subsidiaries, obtained a $12.6 million, ten-year term loan secured by certain of its land and buildings located in Stafford, Texas which includes the Company's executive offices, research and development headquarters, and newly-constructed electronics manufacturing building. The term loan, which the Company has guaranteed under a Limited Guaranty, bears interest at a fixed rate of 7.875% per annum and is repayable in equal monthly installments of principal and interest of $151,439. The total installment payments in each of the next five years would be $1,817,000 with a balance thereafter of $7,700,000. The Company leases all of the property from its subsidiary under a master lease, which lease has been collaterally assigned to the lender as security for the term loan. The term loan provides for penalties for pre-payment prior to maturity. The term loan also contains

                         INPUT/OUTPUT, INC. AND SUBSIDIARIES
certain restrictive financial covenants with which the Company was in compliance at May 31, 1997.

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

    (b)  STOCK OPTIONS AND RESTRICTED STOCK

    STOCK OPTION PLANS. The Company has adopted a stock option plan for eligible employees which provides for the granting of options to purchase a maximum of 7,000,000 shares of common stock. Transactions under the employee stock option plan are summarized as follows:

EMPLOYEE STOCK OPTION PLAN

                                        OPTION PRICE                      AVAILABLE
                                         PER SHARE        OUTSTANDING    EXERCISABLE     FOR GRANT
                                      ----------------    -----------    -----------    -----------
May 31, 1994 . . . . . . . . . .        $2.00-$11.9375      2,471,800        794,100         (3,000)
                                      ----------------    -----------    -----------    -----------

Increase in Shares Authorized. .                    --             --             --      4,000,000
Granted-139,000. . . . . . . . .          9.375-16.875        139,000             --       (139,000)
Became exercisable . . . . . . .                    --             --        645,000             --
Exercised. . . . . . . . . . . .          2.00-3.90625       (695,700)      (695,700)            --
Canceled/Forfeited . . . . . . .          2.03125-3.50         (1,700)            --          1,700
                                      ----------------    -----------    -----------    -----------

May 31, 1995 . . . . . . . . . .           2.00-16.875      1,913,400        743,400      3,859,700
                                      ----------------    -----------    -----------    -----------

Granted - 816,750. . . . . . . .         17.8125-39.25        816,750             --       (816,750)
Became exercisable . . . . . . .                    --             --        544,600             --
Exercised. . . . . . . . . . . .          2.00-11.9375       (741,300)      (741,300)            --
Canceled/Forfeited . . . . . . .          3.50-17.8125         (6,000)            --          6,000
                                      ----------------    -----------    -----------    -----------

May 31, 1996 . . . . . . . . . .          2.0313-39.25      1,982,850        546,700      3,048,950
                                      ----------------    -----------    -----------    -----------

Granted - 1,082,950. . . . . . .         16.875-21.125      1,082,950             --     (1,082,950)
Became exercisable . . . . . . .                    --             --        586,800             --
Exercised. . . . . . . . . . . .         2.0313-20.125       (242,675)      (242,675)            --
Canceled/Forfeited . . . . . . .         3.90625-39.25       (518,600)            --        518,600
                                      ----------------    -----------    -----------    -----------

May 31, 1997 . . . . . . . . . .       $2.0313-$21.125      2,304,525        890,825      2,484,600
                                      ----------------    -----------    -----------    -----------
                                      ----------------    -----------    -----------    -----------


                         INPUT/OUTPUT, INC. AND SUBSIDIARIES

EMPLOYEE STOCK OPTIONS OUTSTANDING

                                      Weighted       Weighted Average                      Weighted
  Option Price                        Average            Remaining                          Average
    Per Share      Outstanding     Exercise Price      Contract Life      Exercisable    Exercise Price
---------------    -----------     --------------     --------------      -----------    --------------
        $2.0313        46,650         $2.0313             3.8 years          46,650         $2.0313
     3.5-3.9063       467,675          3.8213             5.8 years         467,675          3.8213
   6.8438-9.375        50,000           7.350             6.8 years          20,000          6.8438
   11.0-11.9375       278,500         11.8702             6.9 years         182,500         11.8861
 16.8750-21.125     1,461,700         19.0985             9.0 years         174,000         19.3361
---------------    -----------     --------------     --------------      -----------    --------------
$2.0313-$21.125     2,304,525        $14.5242            8.0 years          890,825         $8.4780
---------------    -----------     --------------     --------------      -----------    --------------
---------------    -----------     --------------     --------------      -----------    --------------


    The Company has also adopted a directors stock option plan which provides for the granting of options to purchase a maximum of 1,114,000 shares of common stock by the Company's non-employee directors. Transactions under the directors stock option plan are summarized as follows:

DIRECTORS STOCK OPTION PLAN

                                         OPTION PRICE                     AVAILABLE
                                          PER SHARE       OUTSTANDING    EXERCISABLE      FOR GRANT
                                       ---------------    -----------    -----------      ---------
May 31, 1994 . . . . . . . . . . .       $2.0313-$5.75        343,000         97,000        360,000
                                       ---------------    -----------    -----------      ---------

Increase in shares authorized. . .                  --             --             --        270,000
Granted - 210,000. . . . . . . . .             11.8438        210,000             --       (210,000)
Became exercisable . . . . . . . .                  --             --         96,000             --
Exercised. . . . . . . . . . . . .      2.0313-11.8438        (72,000)       (72,000)            --
                                       ---------------    -----------    -----------      ---------

May 31, 1995 . . . . . . . . . . .      2.0313-11.8438        481,000        121,000        420,000
                                       ---------------    -----------    -----------      ---------

Granted - 210,000. . . . . . . . .             19.1875        210,000             --       (210,000)
Became exercisable . . . . . . . .                  --             --        112,500             --
Exercised. . . . . . . . . . . . .      2.0313-11.8438       (202,500)      (202,500)            --
                                       ---------------    -----------    -----------      ---------

May 31, 1996 . . . . . . . . . . .      2.0313-19.1875        488,500         31,000        210,000
                                       ---------------    -----------    -----------      ---------

Increase in shares authorized. . .                  --             --             --        400,000
Granted - 350,000. . . . . . . . .           29-29.625        350,000             --       (350,000)
Became exercisable . . . . . . . .                  --             --        207,500             --
Exercised. . . . . . . . . . . . .                  --        (68,500)       (68,500)            --
                                       ---------------    -----------    -----------      ---------

May 31, 1997 . . . . . . . . . . .     $2.0313-$29.625        770,000        170,000        260,000
                                       ---------------    -----------    -----------      ---------
                                       ---------------    -----------    -----------      ---------


DIRECTOR STOCK OPTIONS OUTSTANDING

                                      Weighted       Weighted Average                      Weighted
  Option Price                        Average            Remaining                          Average
    Per Share      Outstanding     Exercise Price      Contract Life      Exercisable    Exercise Price
---------------    -----------     --------------     --------------      -----------    --------------
        $3.2188        15,000         $3.2188             5.3 years          15,000         $3.2188
          5.750        45,000           5.750             6.3 years          20,000           5.750
        11.8438       157,500         11.8438             7.3 years          67,500         11.8438
        19.1875       202,500         19.1875             8.3 years          67,500         19.1875
    29.0-29.625       350,000          29.375             9.4 years              --              --
---------------    -----------     --------------     --------------      -----------    --------------
$3.2188-$29.625       770,000        $21.2197             8.4 years         170,000        $13.2817
---------------    -----------     --------------     --------------      -----------    --------------
---------------    -----------     --------------     --------------      -----------    --------------


                         INPUT/OUTPUT, INC. AND SUBSIDIARIES

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 allows a company to adopt a fair value based method of accounting for its stock-based compensation plans, or to continue to follow the intrinsic value method of acounting prescribed by Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees".

    The Company has elected to continue to follow APB Opinion No. 25; however, if the Company had adopted SFAS 123 the Company's net earnings and earnings per share for the years ended May 31, 1997 and 1996 would have been reduced as follows (in thousands, except per share amounts):

                                         1997                     1996
                               As Reported   Proforma   As Reported   Proforma
                               -----------   --------   -----------   --------

Net Earnings . . . . . . .       $16,597      $14,323     $38,677      $37,784
Earnings per Share . . . .        $  .38       $  .33      $  .94       $  .92

    The weighted average fair value of options granted during 1997 and 1996 was $10.21 and $9.24, respectively. The fair value of each option was determined using the Black-Scholes option valuation model. The key input variables used in valuating the options were as follows: average risk-free interest rate based on 5-year Treasury bonds, stock price volatility of 44% and estimated option term of 5 years. The effects of applying SFAS 123 as calculated above may not be representative of the effects on reported net earnings for future years.


    RESTRICTED STOCK PLAN. The Company adopted a restricted stock plan which provides for the award of up to 610,000 shares of common stock to key officers and employees. Ownership of the common stock will vest over a period of four years. The restriction is removed from 50% of the shares after two years, 25% in the third year and 25% in the fourth year. Shares awarded may not be sold, assigned, transferred, pledged or otherwise encumbered by the grantee during the vesting period. Except for these restrictions, the grantee of an award of shares has all the rights of a stockholder, including the right to receive dividends and the right to vote such shares. As of May 31, 1997, the Company has 30,000 shares available for grant due to the cancellation of unvested shares granted to an employee.

    The market value of shares of common stock granted under the restricted stock plan was recorded as unamortized restricted stock compensation and shown as a separate component of stockholders' equity. The restricted stock compensation is amortized over the four-year vesting period.

INPUT/OUTPUT, INC. AND SUBSIDIARIES

(8) EXPORT SALES AND MAJOR CUSTOMERS:

    A summary of net sales and other revenues from foreign customers by geographic area follows (in thousands):
                                                   1997        1996       1995
                                                -------     -------    -------
    Europe . . . . . . . . . . . . . . . . .    $45,191     $26,718    $15,871
    Canada and Mexico. . . . . . . . . . . .     20,688      25,324     28,075
    South America. . . . . . . . . . . . . .     17,619       6,151     10,792
    Former Soviet Union. . . . . . . . . . .     16,590      17,994     26,066
    People's Republic of China . . . . . . .     10,928      16,854      2,479
    Middle East. . . . . . . . . . . . . . .      9,120      20,192      4,665
    Africa . . . . . . . . . . . . . . . . .        608       8,460      2,222
    Pakistan and India . . . . . . . . . . .        195       2,684        959
    Other. . . . . . . . . . . . . . . . . .        260         427        835
                                               --------    --------    -------
                                               $121,199    $124,804    $91,964
                                               --------    --------    -------
                                               --------    --------    -------

    Net sales and other revenues from individual customers representing 10% or more of net sales and other revenues were as follows:

    CUSTOMER                                       1997        1996       1995
    --------                                       ----        ----       ----

    A. . . . . . . . . . . . . . . . . . . .        39%         32%        15%
    B. . . . . . . . . . . . . . . . . . . .         6%         10%        11%


(9) INCOME TAXES

    Components of income taxes follow (in thousands):

                                                   1997        1996       1995
                                                 ------     -------    -------
    Current:
       Federal . . . . . . . . . . . . . . .     $5,022     $14,615    $10,517
       Foreign . . . . . . . . . . . . . . .      3,686       3,986      1,007
       State and local . . . . . . . . . . .      1,027         726        435
    Deferred-Federal . . . . . . . . . . . .     (2,035)     (1,627)      (624)
                                                 ------     -------    -------
                                                 $7,700     $17,700    $11,335
                                                 ------     -------    -------
                                                 ------     -------    -------

    A reconciliation of the expected income tax expense on earnings using the statutory Federal income tax rate of 35% for the years ended 1997, 1996 and 1995, to the income tax expense reported herein is as follows (in thousands):

                                                   1997        1996       1995
                                                 ------     -------    -------
    Expected income tax expense: . . . . . .     $8,504     $19,732    $12,542
    Tax benefit from use of foreign sales
       corporation . . . . . . . . . . . . .     (1,330)     (2,032)      (982)
    Foreign tax credit . . . . . . . . . . .       (142)       (305)      (206)
    Foreign taxes. . . . . . . . . . . . . .        898        118          (6)
    State and local taxes. . . . . . . . . .        667        472         283
    Other. . . . . . . . . . . . . . . . . .       (897)       (285)      (296)
                                                 ------     -------    -------
                                                 $7,700     $17,700    $11,335
                                                 ------     -------    -------
                                                 ------     -------    -------

                         INPUT/OUTPUT, INC. AND SUBSIDIARIES

     The tax effects of the cumulative temporary differences resulting in the net deferred tax asset follow (in thousands):

                                                                  MAY 31,
                                                            ------------------
                                                               1997       1996
                                                            -------    -------
    Accrued expenses . . . . . . . . . . . . . . . . .     $ (1,406)  $ (1,351)
    Allowance accounts . . . . . . . . . . . . . . . .       (3,417)    (1,053)
    Unamortized restricted stock compensation. . . . .         (732)    (1,711)
    Uniform capitalization . . . . . . . . . . . . . .         (817)      (409)
    Other. . . . . . . . . . . . . . . . . . . . . . .       (1,219)        --
                                                            -------    -------
       Total deferred tax assets . . . . . . . . . . .       (7,591)    (4,524)
                                                            -------    -------
       Valuation allowance . . . . . . . . . . . . . .           --         --
                                                            -------    -------
       Total deferred tax asset, net . . . . . . . . .       (7,591)    (4,524)
                                                            -------    -------
    Basis in identified intangibles. . . . . . . . . .        2,102      2,075
    Basis in property, plant and equipment . . . . . .        2,392        150
    Other. . . . . . . . . . . . . . . . . . . . . . .           --      1,237
                                                            -------    -------
    Total deferred tax liabilities . . . . . . . . . .        4,494      3,462
                                                            -------    -------
       Total deferred tax asset, net . . . . . . . . .      $(3,097)   $(1,062)
                                                            -------    -------
                                                            -------    -------

     Management believes that total deferred tax assets will more likely than not be fully realized based on the Company's historical earnings and future expectations of adjusted taxable income as well as reversing gross deferred tax liabilities

(10) LEASES

     The Company is a party to several leases as described below:

     AS LESSOR: The Company leases seismic equipment to customers under operating leases with noncancellable terms of less than one year. Rental income relating to the operating leases was: $8,707,000 in 1997; $7,386,000 in 1996; and $4,263,000 in 1995. The Company also owns a building with tenants. The rental income relating to those leases was: $344,000 in 1997; $257,000 in 1996; and $194,000 in 1995.

     AS LESSEE: The Company had rental expense relating to operating leases for a secondary facility and various equipment of: $1,575,000 in 1997; $1,801,000 in 1996; and $680,000 in 1995. At May 31, 1997, none of the operating leases had noncancellable lease terms in excess of one year.

(11) RETIREMENT PLANS

     The Company has a 401(k) retirement savings plan which covers substantially all employees. Employees may voluntarily contribute up to 16% of their compensation, as defined, to the plan and the Company may contribute additional amounts at its sole discretion. The Company's contributions to the plan were: $2,007,000 in 1997; $1,933,000 in 1996; and $980,000 in 1995.

     The Company has adopted a non-qualified, unfunded supplemental executive retirement plan (SERP Plan). The SERP Plan provides for certain compensation to become payable on the participant's death, retirement or total disability as set forth in the plan. The SERP Plan is accounted for under Financial Accounting Standards No. 87 "Employer's Accounting for Pensions". The fiscal 1997 consolidated financial statements include pension expense of $359,000, accrued pension costs of $1,887,000, an intangible asset for unrecognized prior service cost of $864,000 and equity increase of $375,000.

                         INPUT/OUTPUT, INC. AND SUBSIDIARIES

     The Company has adopted a non-qualified, unfunded outside directors retirement plan (Directors Plan). The Directors Plan provides for certain compensation to become payable on the participants death, retirement or total disability as set forth in the plan. The Directors Plan is accounted for under Financial Accounting Standards No. 87 "Employer's Accounting for Pensions." The fiscal 1997 consolidated financial statements include pension expense of $183,000, accrued pension costs of $483,000 and an equity reduction of $1,000.

(12) CREDIT RISK

     At May 31, 1997 and 1996, the Company had guaranteed approximately $8,198,000 and $30,307,000, respectively, of trade notes receivable sold with recourse (See Note 3) and loans from unaffiliated parties to purchasers of the Company's seismic equipment. All loans guaranteed are collateralized by the seismic equipment. Due to the inherent uncertainties of the guaranty agreements the Company can not estimate the fair value of the guaranties as of May 31, 1997.

(13) SELECTED QUARTERLY INFORMATION  - (UNAUDITED)

                                                      THREE MONTHS ENDED
                                     ----------------------------------------------------
1997                                 AUG. 31        NOV. 30        FEB. 28         MAY 31
----                                 -------        -------        -------         ------
                                            (in thousands, except per share amounts)
Net sales and other revenues . .     $73,004        $67,044        $64,773        $77,024
Gross profit . . . . . . . . . .      28,634         22,212         23,886         23,675
Earnings from operations . . . .      12,485          6,223          8,687         (5,980)
Interest expense . . . . . . . .          --           (172)          (296)          (325)
Other income . . . . . . . . . .       1,723          1,004            685            263
Income taxes . . . . . . . . . .       4,547          2,258          2,904         (2,009)
Net earnings (loss). . . . . . .      $9,661         $4,797         $6,172        $(4,033)
                                      ------         ------         ------        -------
                                      ------         ------         ------        -------

Earnings per share . . . . . . .       $0.22          $0.11          $0.14         $(0.09)
                                      ------         ------         ------        -------
                                      ------         ------         ------        -------


                                                       THREE MONTHS ENDED
                                     ----------------------------------------------------
1996                                 AUG. 31        NOV. 30        FEB. 28         MAY 31
----                                 -------        -------        -------         ------
                                            (in thousands, except per share amounts)
Net sales and other revenues . .     $54,758        $70,530        $77,074        $75,921
Gross profit . . . . . . . . . .      21,905         28,470         31,671         32,426
Earnings from operations . . . .       9,404         13,642         16,669         16,086
Interest expense . . . . . . . .        (868)        (1,647)            --             --
Other income . . . . . . . . . .         880            (23)           724          1,510
Income taxes . . . . . . . . . .       3,013          3,831          5,566          5,290
                                      ------         ------        -------        -------
Net earnings . . . . . . . . . .      $6,403         $8,141        $11,827        $12,306
                                      ------         ------        -------        -------
                                      ------         ------        -------        -------

Earnings per share . . . . . . .       $0.17          $0.21          $0.27          $0.28
                                      ------         ------        -------        -------
                                      ------         ------        -------        -------


                         INPUT/OUTPUT, INC. AND SUBSIDIARIES

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

    Cash . . . . . . . . . . . . . . . . . .  $  1,000
    Trade accounts receivable. . . . . . . .     4,500
    Inventories. . . . . . . . . . . . . . .    35,600
    Prepaid expenses . . . . . . . . . . . .       300
    Property, plant and equipment. . . . . .    28,700
    Other assets . . . . . . . . . . . . . .     1,000
    Goodwill . . . . . . . . . . . . . . . .    62,900
    Accounts payable . . . . . . . . . . . .    (1,400)
    Accrued expenses . . . . . . . . . . . .    (9,500)
    Income taxes payable . . . . . . . . . .    (1,800)
                                               --------
    Purchase price . . . . . . . . . . . . .  $121,300
                                               --------
                                               --------


(15) NON-RECURRING ITEMS

    Fiscal 1997 non-recurring items were $15.6 million, consisting of losses related to the insolvency of a customer, a write-down of capitalized exploration costs and personnel expenses incurred in organizational changes. There were no non-recurring item charges in fiscal 1996.

(16) COMMITMENTS AND CONTINGENCIES

    The Company has a working capital revolving line of credit up to $50 million. Included under this maximum $50 million facility are subfacilities for
(i) letters of credit of up to $15 million for the benefit of the Company and
(ii) purchases from the Company of conditional sales obligations of the Company's customers and making direct loans to the Company's customers of up to $25 million (which purchases or loans by the lender(s) will require guaranties from the Company). As of May 31, 1997, no amounts of indebtedness were outstanding under the credit facility and $46.7 million was available for borrowings under the revolving facility.

                                     SCHEDULE II


                                  INPUT/OUTPUT, INC.
                          VALUATION AND QUALIFYING ACCOUNTS




-----------------   ------------ ------------ ------------ ------------ -------------
                     Balance at   Charged to   Charged to
Year Ended           Beginning     Costs and     Other                   Balance at
May 31, 1995          of Year      Expenses     Accounts    Deductions   End of Year
-----------------   ------------ ------------ ------------ ------------ -------------

Allowance for
doubtful accounts       $26        $100           $--         $26          $100

Allowance for
doubtful notes
receivable               80          45            --          --           125

Warranty, training
and installation      1,086       2,828            --       2,143         1,771


-----------------   ------------ ------------ ------------ ------------ -------------
                     Balance at   Charged to   Charged to
Year Ended           Beginning     Costs and     Other                   Balance at
May 31, 1996          of Year      Expenses     Accounts    Deductions   End of Year
-----------------   ------------ ------------ ------------ ------------ -------------

Allowance for
doubtful accounts      $100        $508           $--        $138          $470

Allowance for
doubtful notes
receivable              125         603            --          --           728

Warranty, training
and installation      1,771       5,378            --       3,418         3,731


-----------------   ------------ ------------ ------------ ------------ -------------
                     Balance at   Charged to   Charged to
Year Ended           Beginning     Costs and     Other                   Balance at
May 31, 1997          of Year      Expenses     Accounts    Deductions   End of Year
-----------------   ------------ ------------ ------------ ------------ -------------
Allowance for
doubtful accounts      $470      $1,508           $--        $238        $1,740

Allowance for
doubtful notes
receivable              728       7,350            --       1,000         7,078

Warranty, training
and installation      3,731       4,469            --       4,344         3,856
