Form 10-Q
period 1997-08-31
INPUT OUTPUT INC
filed 1997-09-23
CIK 866609

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


     [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED:   AUGUST 31, 1997

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

Yes  [ X ]     No  [  ]

At August 31, 1997 there were 43,513,326 shares of common stock, par value $0.01 per share, outstanding.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-Q
                     FOR THE QUARTER ENDED AUGUST 31, 1997


PART I.  Financial Information.
                                                                          Page
                                                                          ----
Item 1.  Financial Statements.

  Consolidated Balance Sheets
    August 31, 1997 and May 31, 1997                                        2

  Consolidated Statements of Operations
     Three months ended August 31, 1997 and 1996                            3

  Consolidated Statements of Cash Flows
     Three months ended August 31, 1997 and 1996                            4

  Notes to Consolidated Financial Statements                                5

Item 2.  Management's Discussion and Analysis of Results of Operations
             and Financial Condition                                        7

PART II.  Other Information.

Item 2.  Changes in Securities                                             10

Item 6.  Exhibits and Reports on Form 8-K                                  10

                   INPUT/OUTPUT, INC. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT SHARE DATA)
                               (UNAUDITED)

                                                        AUGUST 31,    MAY 31,
                ASSETS                                     1997        1997
                                                        ---------    --------
Current assets:
  Cash and cash equivalents                              $ 40,895    $  2,573
  Trade account receivables, net                           29,516      61,788
  Trade notes receivable, net                              33,956      27,800
  Income taxes receivable                                      --       2,403
  Inventories                                             104,717     106,337
  Prepaid expenses                                          2,242       1,939
                                                         --------    --------
      Total current assets                                211,326     202,840
Long-term trade notes receivable                           34,531      27,003
Deferred income tax asset                                   2,402       3,097
Property, plant and equipment, net                         77,874      78,376
Goodwill, net                                              59,994      61,024
Other assets                                               13,386      12,318
                                                         --------    --------
                                                         $399,513    $384,658
                                                         --------    --------
                                                         --------    --------

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt                 $    930    $    912
  Accounts payable, principally trade                      17,898      13,143
  Accrued expenses                                         13,407      18,358
  Income taxes payable                                        506          --
                                                         --------    --------
      Total current liabilities                            32,741      32,413
Long-term debt                                             10,761      11,000
Other liabilities                                           2,664       2,631
Stockholders' equity:
  Preferred stock, $.01 par value; authorized
    5,000,000 shares, none issued                              --          --
  Common stock, $.01 par value; authorized 100,000,000
    shares; issued 43,513,326 shares at August 31, 1997
    and 43,280,851 shares at May 31, 1997                     435         433
  Additional paid-in capital                              222,516     218,973
  Retained earnings                                       132,393     121,116
  Cumulative translation adjustment                        (1,952)     (1,673)
  Unamortized restricted stock compensation                   (45)       (235)
                                                         --------    --------
      Total  stockholders' equity                         353,347     338,614
                                                         --------    --------
                                                         $399,513    $384,658
                                                         --------    --------
                                                         --------    --------

        See accompanying notes to consolidated financial statements.

                    INPUT/OUTPUT, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                 (UNAUDITED)

                                                  FOR THE THREE MONTHS
                                                          ENDED
                                                        AUGUST 31,
                                               --------------------------
                                                   1997           1996
                                               -----------    -----------

Net sales and other revenues                   $    82,970    $    73,004
Cost of sales                                       49,656         44,370
                                               -----------    -----------
      Gross profit                                  33,314         28,634
                                               -----------    -----------
Operating expenses:
  Research and development                           7,388          5,890
  Marketing and sales                                2,884          3,307
  General and administrative                         6,068          5,844
  Amortization of identified intangibles             1,187          1,108
                                               -----------    -----------
      Total operating expenses                      17,527         16,149
                                               -----------    -----------
Earnings from operations                            15,787         12,485
Interest expense                                      (322)            --
Other income                                         1,119          1,723
                                               -----------    -----------
Earnings before income taxes                        16,584         14,208
Income taxes                                         5,307          4,547
                                               -----------    -----------
Net earnings                                   $    11,277         $9,661
                                               -----------    -----------
                                               -----------    -----------
Earnings per common share                      $      0.26    $      0.22
                                               -----------    -----------
                                               -----------    -----------
Weighted average number of common and common
 equivalent shares outstanding                  43,793,884     43,941,921
                                               -----------    -----------
                                               -----------    -----------

     See accompanying notes to consolidated financial statements.

                     INPUT/OUTPUT, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                   AUGUST 31,
                                                              --------------------
                                                               1997         1996
                                                              -------      -------
Cash flows from operating activities:
  Net earnings                                                $11,277      $ 9,661
  Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                             3,764        2,925
      Amortization of restricted stock compensation                17          167
      Deferred income taxes                                       695          735
      Pension costs                                                91          107
      Changes in assets and liabilities:
        Receivables                                            18,588      (25,798)
        Inventories                                             1,620       (7,814)
        Leased equipment                                         (272)         557
        Accounts payable and accrued expenses                    (196)      (6,578)
        Income taxes                                            2,909        1,174
        Other                                                    (653)      (1,106)
                                                              -------      -------
        Net cash provided by (used in) operating activities    37,840      (25,970)

Cash flows from investing activities:
  Purchases of property, plant, and equipment                  (1,764)      (6,397)
  Investment in other assets                                   (1,110)      (2,008)
                                                              -------      -------
  Net cash used in investing activities                        (2,874)      (8,405)

Cash flows from financing activities:
  Borrowings from bank                                            --        12,550
  Payments on debt                                               (221)         --
  Proceeds from exercise of stock options and
   related tax benefit                                          3,718        1,311
                                                              -------      -------
        Net cash provided by financing activities               3,497       13,861

Effect of foreign currency exchange rates                        (141)         262
                                                              -------      -------
Net increase (decrease) in cash and cash equivalents           38,322      (20,252)
Cash and cash equivalents at beginning of quarter               2,573       34,252
                                                              -------      -------
Cash and cash equivalents at end of quarter                   $40,895      $14,000
                                                              -------      -------
                                                              -------      -------

           See accompanying notes to consolidated financial statements.

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)  GENERAL

     The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to fairly present such information. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto, as well as Item 7. - "Management's Discussion and Analysis of Results of Operations and Financial Condition," included in the Company's Annual Report on Form 10-K filed for the year ended May 31, 1997.

(2)  INVENTORIES

     Inventories are stated at the lower of cost (primarily first-in, first-out) or market. A summary of inventories follows (in thousands):

                                                  AUGUST 31,      May 31,
                                                     1997          1997
                                                  ----------     --------
Raw materials...................................   $ 56,152      $ 56,573
Work-in-process.................................     24,430        23,878
Finished goods..................................     24,135        25,886
                                                   --------      --------
                                                   $104,717      $106,337
                                                   --------      --------
                                                   --------      --------

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

     Supplemental disclosures of cash flow information for the three months ended August 31, 1997 and 1996 follow (in thousands):

                                                       1997      1996
                                                       ----     ------
Cash paid during the periods for:

     Interest (net of amount capitalized).........     $342     $   --
                                                       ----     ------
                                                       ----     ------
     Income taxes.................................     $140     $2,218
                                                       ----     ------
                                                       ----     ------

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
                                  (UNAUDITED)


(4)  LONG-TERM DEBT

   In August 1996, the Company, through one of its wholly-owned subsidiaries, obtained a $12.6 million, ten-year term loan secured by certain of its land and buildings located in Stafford, Texas which includes the Company's executive offices, research and development headquarters, and recently-constructed electronics manufacturing building. The term loan, which the Company has guaranteed under a Limited Guaranty, bears interest at a fixed rate of 7.875% per annum. The Company leases all of the property from its subsidiary under a master lease, which lease has been collaterally assigned to the lender as security for the term loan. The term loan provides for penalties for prepayment prior to maturity.


(5)  RECENT ACCOUNTING PRONOUNCEMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

     NET SALES AND OTHER REVENUES. The Company's first quarter net sales and other revenues increased $10.0 million, or 13.7%, to $83.0 million, compared to the prior year's first quarter net sales and other revenues. The increase in sales revenues was principally due to strong demand for the Company's systems and components across substantially all of its product lines. During the first quarter the Company sold 13 I/O SYSTEM TWO-R- MRX systems and one RSR system. The Company also sold one I/O SYSTEM TWO MSX marine system and experienced stronger demand for its seismic cables and geophone components and its land vibrators (25,574 channels for the quarter) compared to six MRX and three RSR systems (24,736 channels for the prior quarter) sold in the first quarter of the prior fiscal year.

     GROSS PROFIT MARGIN. The Company's first quarter fiscal 1998 gross profit margin of 40.2% was comparable to the gross profit margin of 39.2% for the first quarter of fiscal 1997. However, this year's first quarter gross profit margin represented an improvement over the gross profit margins the Company had experienced during the latter half of fiscal 1997; for the quarter ended May 31, 1997, the Company's gross profit margin was approximately 31%. The principal reasons for the improvement in gross margins were the improved environment of demand for seismic equipment and instrumentation during the spring and summer of 1997 (which had the effect of stabilizing and firming the Company's pricing scheme for substantially all of its products) and increased sales of land systems, which feature higher margins than the Company's marine and other equipment, relative to the overall sales mix.

     OPERATING EXPENSES. Operating expenses increased $1.4 million, or 8.5%, for the first quarter over the prior year's first quarter operating expenses. Research and development expenses increased $1.5 million, or 25.4%, primarily due to special charges for personnel expenses incurred in organizational changes, increased depreciation and increased supplies and prototype parts expense. Marketing and sales expenses decreased $423,000, or 12.8%, primarily due to decreased conventions/exhibits expense and decreased advertising expense. General and administrative expenses increased only $224,000, or 3.8%, above the prior year. Amortization of identified intangibles increased $79,000, or 7.1%, primarily due to goodwill resulting from an acquisition.

     INTEREST EXPENSE. Interest expense for the first quarter of fiscal 1998 was $322,000, primarily attributable to the Company's long-term building financing (see Note 4 of Notes to Consolidated Financial Statements), as compared to nil in the first quarter of fiscal 1997.

     INCOME TAX EXPENSE. The Company's effective income tax rate was approximately 32%, both for the first quarter of fiscal 1998 and the first quarter of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has traditionally financed its operations from internally generated cash flow, its credit facilities and funds from equity financings. Cash flows from operating activities before changes in working capital items were a positive $15.8 million for the three months ended August 31, 1997. Cash flows from operating activities after changes in working capital items were a positive $37.8 million for the three months ended August 31, 1997 primarily due to a $32.3 million decrease in trade accounts receivable since the beginning of the current fiscal year. As of August 31, 1997 the Company had no borrowings outstanding under its revolving line of credit and has $30.0 million available for borrowings under the revolver for working capital purposes.

     As of August 31, 1997, total trade notes receivable had increased $13.7 million over the corresponding amount outstanding at May 31, 1997, reflecting the increased levels of Company-financed sales during the first three months of fiscal 1998. The Company expects that these increased levels of Company-financed sales will continue for the foreseeable future. For information concerning the Company's sales finance activities, see "Item 1. - BUSINESS-Markets and Customers" of the Company's Annual Report on Form 10-K for the year ended May 31, 1997.

     The Company has from time to time sold and assigned certain of its installment sales contracts and leases for its products to third-party financing sources (or sold equipment to leasing companies which equipment is then leased to customers), the terms of which often obligate the Company to (i) guarantee or repurchase all or a portion of the contracts and leases in the event of a default by the customer or upon certain other occurrences and/or
(ii) assist the financing parties in remarketing the purchased equipment to satisfy the obligation. As of August 31, 1997, such third party financing sources had purchased equipment contracts and leases which, in the aggregate, obligated the Company to guarantee or repurchase up to approximately $13.5 million. Depending upon the Company's level of exposure to these contingent obligations from time to time, performance of the Company's obligations under a number of these arrangements could have a material adverse effect on the Company's financial condition and results of operations. In addition, a number of significant payment defaults by customers could have a material adverse effect on the Company's financial position and results of operations.

     On December 6, 1996, Grant Geophysical, Inc. ("Grant"), a geophysical services company, filed for protection under Chapter 11 of the US Bankruptcy Code. The Company's records reflect that on the filing date the Company had outstanding current and long-term notes and accounts receivable of approximately $10.6 million secured by certain seismic equipment sold by the Company to Grant and an obligation to repurchase $1.1 million in Grant debt. In addition, the Company has guaranteed, on a partial recourse basis, certain lease obligations owed by Grant to an institutional lender/purchaser of Company equipment for which the Company has rights to purchase the lessor's interest under certain circumstances. A proposed plan of reorganization has been filed in the case that provides for payment in full to holders of secured claims and the assumption of these lease obligations. This plan was confirmed on September 15, 1997. The Company currently expects that it will be repaid all or substantially all of the outstanding indebtedness owed to it by Grant. However, no assurance can be given as to the amount and timing of any recovery to the Company regarding these defaulted obligations.

     In August 1996, a subsidiary of the Company borrowed $12.6 million in long-term financing secured by the land, buildings and improvements housing the Company's executive offices, research and development headquarters and new manufacturing facility in Stafford, Texas. The loan bears interest at the rate of 7.875% per annum and is repayable in equal monthly installments of principal and interest of $151,439. The promissory note, which matures on September 1, 2006, contains prepayment penalties (see Note 4 of Notes to Consolidated Financial Statements).

     The Company anticipates expenditures for the current fiscal year for exploration and development of oil and gas properties will be approximately $2.5 million and expects to fund these expenditures from its cash flow from operations. However, the Company currently expects that its future level of participation in oil and gas drilling activities will be funded primarily by cash flows from its productive properties. The Company expects to participate in up to five wells in fiscal 1998.

     Capital expenditures for property, plant, and equipment totaled $1.8 million for the first quarter of 1998 and are expected to aggregate approximately $10.0 million for fiscal 1998. The Company believes that the combination of its existing working capital, unused credit available under its working capital credit facility, internally generated cash flow and access to other financing sources will be adequate to meet its anticipated capital and liquidity requirements for the foreseeable future.


CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD-LOOKING STATEMENTS

     Certain information contained in this Quarterly Report on Form 10-Q (particularly that contained in this Part I., Item 2. "Management's Discussion and Analysis of Results of Operation and Financial Condition") may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and is subject to the "Safe Harbor" provisions of that section., This information includes, without limitation, statements concerning future revenues, future earnings, future costs, future margins and future expenses; anticipated product releases and technological advances; the future mix of business and future asset recoveries; and future demand, future industry conditions, future capital expenditures, and future financial condition. These statements are based on current expectations and involve a number of risks and uncertainties. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.

     When used in this report, the words "anticipate," "estimate," "expect," "may," "project" and similar expressions are intended to be among the statements that identify forward-looking statements. Important factors which could affect the Company's actual results and cause actual results to differ materially from those results which might be projected, forecast, estimated or budgeted by the Company in such forward-looking statements include, but are not limited to, the following: fluctuation of quarterly financial performance due to the timing of product shipments; the effect on gross profits margins of the product mix sold in any period; the uncertainty of conditions affecting the worldwide energy industry and oil and gas exploration; credit risks associated with extended-term sales arrangements made with certain customers; retention and financial condition of major customers; effects of future costs; collectibility of receivables; effects of governmental regulations; future levels and timing of capital expenditures; the timing and introduction of new products or technologies by the Company or its competitors; the risk of a disruption in vendor supplies; the level of competition in the seismic data acquisition industry; risks associated with foreign sales; potential challenges to the Company's intellectual property rights; and the dependence on and retention of key personnel.

     The foregoing review of factors should not be construed as exhaustive. Additional factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this report may be found in the Company's Annual Report on Form 10-K for the year ended May 31, 1997, under Item 7. "Management's Discussion and Analysis of Results of Operations and Financial Condition - Cautionary Statement for Purposes of Forward-Looking Statements," as filed with the Securities and Exchange Commission, which sub-section of such Form 10-K Annual Report is incorporated herein by reference in its entirety. See Part II, Item 6. "Exhibits and Reports on Form 8-K" of this Quarterly Report on Form 10-Q.

     The Company undertakes no obligation to publicly release the result of any revisions to any such forward-looking statements which may be made to reflect the events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART II - OTHER INFORMATION.


     ITEM 2.  CHANGES IN SECURITIES

            During the fiscal quarter ended August 31, 1997, the Company made no sales of its equity securities that were not registered under the Securities Act of 1933, as amended.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) List of documents filed as Exhibits
             10.1 - Corporate Guaranty of the Company for the
                    benefit of BTM Capital Corporation, dated August 29, 1997
             27.1 - Financial Data Schedule (included in EDGAR copy only)
             99.1 - Relevant portions of Item 7. "Management's Discussion and
                    Analysis of Results of Operations and Financial Condition - Cautionary Statement for Purposes of Forward Looking Statements," as contained in the Company's Annual Report on Form 10-K for its fiscal year ended May 31, 1997.

        (b) Reports on Form 8-K

            No Current Reports on Form 8-K were filed by Input/Output, Inc. during the quarter ended August 31, 1997.

                                  SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                              INPUT/OUTPUT, INC.


                              By: /s/ Robert P. Brindley
                                 ---------------------------------------------
                                  Robert P. Brindley
                                  Executive Vice President,
                                  Chief Financial Officer and Secretary
                                  (Principal Financial and Accounting Officer)

Dated:  September 22, 1997