Form 10-K/A
period 1997-05-31
INPUT OUTPUT INC
filed 1997-10-28
CIK 866609

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    FORM 10-K/A-1

                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549

                                    ---------------

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

Indicate the number of shares outstanding of the registrant's classes of Common Stock, as of the latest practicable date.

    TITLE OF EACH CLASS                       NUMBER OF SHARES OUTSTANDING
      OF COMMON STOCK                               AT JUNE 30, 1997
    -------------------                       ----------------------------
COMMON STOCK, $0.01 PAR VALUE                          43,222,851

                         DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant's 1997 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

       (3)  Exhibits:

               23.1 --Consent of KPMG Peat Marwick LLP

               99.1 --Information, Financial Statements and Exhibits required by
                      Form 11-K for the Input/Output, Inc. Employee Stock Purchase Plan