Form 10-Q
period 1997-11-30
INPUT OUTPUT INC
filed 1998-01-06
CIK 866609

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549


                                  FORM 10-Q


     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED:   NOVEMBER 30, 1997

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

                                                      Yes  [ X ]     No  [  ]

At November 28, 1997 there were 43,775,426 shares of common stock, par value $0.01 per share, outstanding.

                     INPUT/OUTPUT, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-Q
                   FOR THE QUARTER ENDED NOVEMBER 30, 1997


PART I.  Financial Information.                                         Page
                                                                        ----
Item 1.  Financial Statements.

  Consolidated Balance Sheets
    November 30, 1997 and May 31, 1997 . . . . . . . . . . . . . . . .    2

  Consolidated Statements of Operations
     Three and six months ended November 30, 1997 and 1996 . . . . . .    3

  Consolidated Statements of Cash Flows
     Six months ended November 30, 1997 and 1996 . . . . . . . . . . .    4

  Notes to Consolidated Financial Statements . . . . . . . . . . . . .    5

Item 2.  Management's Discussion and Analysis of Results of Operations
            and Financial Condition. . . . . . . . . . . . . . . . . .    7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk. .   13

PART II.  Other Information.

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .   13

Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . .   13

Item 4.  Submission of Matters to a Vote of Security Holders . . . . .   13

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .   14

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                 ASSETS                           NOVEMBER 30,    MAY 31,
                                                     1997          1997
                                                  ------------    -------
 Current assets:
    Cash and cash equivalents  . . . . . .         $ 49,814     $  2,573
    Trade accounts receivable, net . . . .           67,709       61,788
    Trade notes receivable, net  . . . . .           30,011       27,800
    Income taxes receivable  . . . . . . .               --        2,403
    Inventories  . . . . . . . . . . . . .          105,957      106,337
    Prepaid expenses . . . . . . . . . . .            1,759        1,939
                                                   --------     --------
       Total current assets  . . . . . . .          255,250      202,840
 Long-term trade notes receivable  . . . .           36,575       27,003
 Deferred income tax asset . . . . . . . .            1,762        3,097
 Property, plant and equipment, net  . . .           74,386       78,376
 Goodwill, net . . . . . . . . . . . . . .           58,934       61,024
 Other assets  . . . . . . . . . . . . . .           12,718       12,318
                                                   --------     --------
                                                   $439,625     $384,658
                                                   --------     --------
                                                   --------     --------

   LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
    Accounts payable, principally trade  .         $ 31,335     $ 13,143
    Accrued expenses   . . . . . . . . . .           21,781       18,358
    Current installments of debt . . . . .              948          912
    Income taxes payable . . . . . . . . .            1,450           --
                                                   --------     --------
       Total current liabilities   . . . .           55,514       32,413
 Long-term debt  . . . . . . . . . . . . .           10,517       11,000
 Other liabilities . . . . . . . . . . . .            2,755        2,631
 Stockholders' equity:
    Preferred stock, $.01 par value;
     authorized 5,000,000 shares, none
     issued. . . . . . . . . . . . . . . .               --           --
    Common stock, $.01 par value;
     authorized 100,000,000 shares;
     issued 43,775,426 shares at
     November 30, 1997 and 43,280,851
     shares at May 31, 1997. . . . . . . .              438          433
    Additional paid-in capital . . . . . .          224,579      218,973
    Retained earnings  . . . . . . . . . .          147,475      121,116
    Cumulative translation adjustment  . .           (1,625)      (1,673)
    Unamortized restricted stock
     compensation. . . . . . . . . . . . .              (28)        (235)
                                                   --------     --------
       Total stockholders' equity  . . . .          370,839      338,614
                                                   --------     --------
                                                   $439,625     $384,658
                                                   --------     --------
                                                   --------     --------

         See accompanying notes to consolidated financial statements.

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                           FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                                  NOVEMBER 30,                  NOVEMBER 30,
                                           --------------------------    -------------------------
                                                 1997        1996            1997         1996
                                           -----------   -----------     -----------   -----------
Net sales and other revenues. . . . . . .  $   103,683   $    67,044     $   186,653   $   140,048
Cost of sales . . . . . . . . . . . . . .       61,892        44,832         111,548        89,202
                                           -----------   -----------     -----------   -----------
      Gross profit. . . . . . . . . . . .       41,791        22,212          75,105        50,846
                                           -----------   -----------     -----------   -----------
Operating expenses:
  Research and development. . . . . . . .        8,228         5,983          15,616        11,873
  Marketing and sales . . . . . . . . . .        3,707         3,559           6,591         6,866
  General and administrative. . . . . . .        8,442         5,333          14,510        11,177
  Amortization of intangibles . . . . . .        1,229         1,114           2,416         2,222
                                           -----------   -----------     -----------   -----------
      Total operating expenses. . . . . .       21,606        15,989          39,133        32,138
                                           -----------   -----------     -----------   -----------
Earnings from operations. . . . . . . . .       20,185         6,223          35,972        18,708
Interest expense. . . . . . . . . . . . .         (258)         (172)           (580)         (172)
Other income. . . . . . . . . . . . . . .        2,253         1,004           3,372         2,727
                                           -----------   -----------     -----------   -----------
Earnings before income taxes. . . . . . .       22,180         7,055          38,764        21,263
Income taxes. . . . . . . . . . . . . . .        7,098         2,258          12,405         6,804
                                           -----------   -----------     -----------   -----------
Net earnings. . . . . . . . . . . . . . .  $    15,082   $     4,797     $    26,359   $    14,459
                                           -----------   -----------     -----------   -----------
                                           -----------   -----------     -----------   -----------
Earnings per common share . . . . . . . .  $      0.34   $      0.11     $      0.60   $      0.33
                                           -----------   -----------     -----------   -----------
                                           -----------   -----------     -----------   -----------
Weighted average number of common and
  common equivalent shares outstanding. .   44,414,098    43,934,991      44,103,991    43,938,456
                                           -----------   -----------     -----------   -----------
                                           -----------   -----------     -----------   -----------

                  See accompanying notes to consolidated financial statements.

                     INPUT/OUTPUT, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)
                                 (UNAUDITED)

                                                                      SIX MONTHS ENDED
                                                                        NOVEMBER 30,
                                                                    -------------------
                                                                      1997       1996
                                                                    --------   --------
Cash flows from operating activities:
  Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 26,359   $ 14,459
  Adjustments to reconcile net earnings to net cash
     provided by (used in) operating activities:
       Depreciation and amortization . . . . . . . . . . . . . . .     7,787      5,862
       Amortization of restricted stock compensation . . . . . . .        34        333
       Deferred income taxes . . . . . . . . . . . . . . . . . . .     1,335        401
       Pension costs . . . . . . . . . . . . . . . . . . . . . . .       180        218
                                                                    --------   --------
                                                                      35,695     21,273
       Changes in assets and liabilities:
          Receivables. . . . . . . . . . . . . . . . . . . . . . .   (17,704)   (26,677)
          Inventories. . . . . . . . . . . . . . . . . . . . . . .       380    (20,342)
          Leased equipment . . . . . . . . . . . . . . . . . . . .     2,383     (1,925)
          Accounts payable and accrued expenses. . . . . . . . . .    21,615       (181)
          Income taxes . . . . . . . . . . . . . . . . . . . . . .     3,853     (2,393)
          Other. . . . . . . . . . . . . . . . . . . . . . . . . .       299       (113)
                                                                    --------   --------
          Net cash provided by (used in) operating activities. . .    46,521    (30,358)

Cash flows from investing activities:
  Purchases of property, plant and equipment . . . . . . . . . . .    (3,684)   (14,919)
  Investment in other assets . . . . . . . . . . . . . . . . . . .      (864)      (728)
                                                                    --------   --------
  Net cash used in investing activities. . . . . . . . . . . . . .    (4,548)   (15,647)

Cash flows from financing activities:
  Borrowing from bank. . . . . . . . . . . . . . . . . . . . . . .        --     12,550
  Payments on debt . . . . . . . . . . . . . . . . . . . . . . . .      (447)      (209)
  Proceeds from exercise of stock options
    and related tax benefit. . . . . . . . . . . . . . . . . . . .     5,784      4,133
                                                                    --------   --------
          Net cash provided by financing activities. . . . . . . .     5,337     16,474

Effect of foreign currency exchange rates. . . . . . . . . . . . .       (69)       181
                                                                    --------   --------
Net increase (decrease) in cash and cash equivalents . . . . . . .    47,241    (29,350)

Cash and cash equivalents at beginning of year . . . . . . . . . .     2,573     34,252
                                                                    --------   --------
Cash and cash equivalents at end of period . . . . . . . . . . . .  $ 49,814   $  4,902
                                                                    --------   --------
                                                                    --------   --------

         See accompanying notes to consolidated financial statements.

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)  GENERAL

     The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to fairly present such information. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto, as well as Item 7. "Management's Discussion and Analysis of Results of Operations and Financial Condition," included in the Company's Annual Report on Form 10-K for the year ended May 31, 1997, as filed with the Securities and Exchange Commission.

(2)  INVENTORIES

     Inventories are stated at the lower of cost (primarily first-in, first-out) or market. A summary of inventories follows (in thousands):

                                                  NOVEMBER 30,    MAY 31,
                                                      1997         1997
                                                  ------------   --------

Raw materials. . . . . . . . . . . . . . .          $ 58,167     $ 56,573
Work-in-process. . . . . . . . . . . . . .            21,831       23,878
Finished goods . . . . . . . . . . . . . .            25,959       25,886
                                                    --------     --------
                                                    $105,957     $106,337
                                                    --------     --------
                                                    --------     --------

(3)  STATEMENTS OF CASH FLOWS

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Similar investments with original maturities beyond three months are considered short-term investments available for sale and are carried at market. The Company does not use or intend to use derivatives. Exchange rate fluctuations have not had a material effect on the Company's Statements of Cash Flows.

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                                   (UNAUDITED)


     Supplemental disclosures of cash flow information for the six months ended November 30, 1997 and 1996 follow (in thousands):

                                                    1997       1996
                                                    ----       ----
Cash paid during the periods for:

     Interest (net of amount capitalized). . .     $  629     $  172
                                                   ------     ------
                                                   ------     ------
     Income taxes. . . . . . . . . . . . . . .     $4,561     $6,944
                                                   ------     ------
                                                   ------     ------

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

RECENT ACCOUNTING PRONOUNCEMENTS

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). SFAS 128 specifies the compilation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. The statement will be effective for interim and annual periods ending after December 15, 1997 and will require the restatement of all prior period earnings per share amount. Management does not believe that the implementation of SFAS 128 will have a material effect on the financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

     NET SALES AND OTHER REVENUES. The Company's second quarter net sales and other revenues increased $36.6 million, or 54.6%, to $103.7 million as compared to the prior year's second quarter net sales and other revenues of $67.0 million. The increase in sales revenues was primarily due to increased demand for the Company's land systems and components. During the second quarter, 17 I/O SYSTEM TWO-Registered Trademark- MRX land systems and one MSX marine system were sold (with total recording capacity of 37,304 channels) compared to the prior year's second quarter sales of 12 I/O SYSTEM TWO MRX land systems and three MSX marine systems (with total recording capacity of 17,764 channels).

     Net sales and other revenues for the first six months of the current year were $186.7 million, up 33.3% from $140.0 million for last year's first six months reflecting increased demand for the Company's products. Sales of 30 I/O SYSTEM TWO MRX land systems, one RSR transition zone system and two MSX marine systems were recorded during the first six months of fiscal 1998 compared to 18 I/O SYSTEM TWO MRX land systems, three RSR transition zone systems and three MSX marine systems for the prior year's first six months.

     GROSS PROFIT MARGIN. The Company's gross profit margin increased for the second quarter and year-to-date compared to the prior year periods from 33.1% to 40.3%, and 36.3% to 40.2% respectively. Improved demand for seismic equipment and instrumentation (which has had the effect of stabilizing and firming the Company's pricing scheme for substantially all of its products) and increased sales of land systems which typically feature higher margins than the Company's marine and other equipment were major contributing factors in the improved gross profit margins.

     OPERATING EXPENSES. Operating expenses increased $5.6 million, or 35.1%, for the second quarter over the prior year's second quarter operating expenses. Research and development expenses increased $2.2 million, or 37.5%, primarily due to increased supplies and prototype costs, compared to the prior year's second quarter. Marketing and sales expenses increased $148,000, or 4.2%, compared to the prior year's second quarter. General and administrative expenses increased $3.1 million, or 58.3%, primarily due to increases in compensation expense and an increase in allowance for doubtful accounts resulting from increased sales. Amortization of intangibles increased $115,000, or 10.3%, primarily due to increased goodwill expense resulting from prior acquisitions.

     Operating expenses for the first six months of the current year were $7.0 million, or 21.8%, above operating expenses for the first six months of the prior year. Research and development expense increased $3.7 million, or 31.5%, primarily due to increased expenses related to research supplies and prototype costs, compared to the prior year's first six months. Marketing and sales expense decreased $275,000, or 4.0%, compared to the prior year's first six months. General and administrative expenses increased $3.3 million, or 29.8%, primarily due to increased compensation expense and increased allowance for doubtful accounts resulting from increased sales. Amortization of intangibles increased $194,000, or 8.7%, primarily due to increased goodwill expense resulting from prior acquisitions.

     INTEREST EXPENSE. As a result of the ten-year term facilities financing completed in August 1996, interest expense for the second quarter and the first six months of the current year was $258,000 and $580,000 respectively. See "Note
(4) - Long-Term Debt" of the Notes to Consolidated Financial Statements. Interest expense for both last year's second quarter and first six months was $172,000, due to interest on the ten year facility note executed in August 1996.

     INCOME TAX EXPENSE. The Company's effective income tax rate was approximately 32%, both for the second quarters and the first six months of 1998 and 1997.

     OTHER FACTORS. During the first six months of fiscal 1998, the Company has experienced increased demand for its land seismic acquisition systems and related products. However, during the same time, industry-wide demand for bottom cable systems has proved less than expected. Because of these trends, and given the finite resources of the Company's research and development personnel, the Company has decided to redirect its engineering staff to concentrate for the near term on land product development and enhancements. It is expected that this redirection of development emphasis will delay the commercial introduction of the Company's recently announced Odyssey bottom cable system.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has traditionally financed its operations from internally generated cash flow, its credit facilities, and funds from equity financings. Cash flows from operating activities before changes in working capital items were a positive $35.7 million for the six months ended November 30, 1997. Cash flows from operating activities after changes in working capital items were a positive $46.5 million for the six months ended November 30, 1997, primarily due to increases in accounts payable and accrued expenses (which represented a source of cash) as a result of the increased levels of sales during fiscal 1998. As of November 30, 1997 the Company had no borrowings outstanding under its revolving line of credit and has $42.8 million available for borrowings under the working capital revolver.

     For the first six months of fiscal 1998, the Company has experienced higher levels of cash and cash equivalents (approximately $50.0 million as of November 30, 1997) as a result of increased sales during fiscal 1998 to date compared to fiscal 1997 sales, as well as improvements in collection rates and receivables turnover. For information concerning the Company's sales finance activities, see "Item 1. Business - Markets and Customers" of the Company's Annual Report on Form 10-K for the year ended May 31, 1997. Accounts payable and accrued expenses at November 30, 1997 were 68.6% higher than at May 31, 1997, primarily reflecting the increased levels of sales during the first half of fiscal 1997. The Company's various working capital accounts can vary in amount substantially from time to time depending upon the Company's levels of sales, product mix sold, demand for its products, percentages of cash versus credit sales, collection rates, inventory levels, and general economic and industry factors.

     On December 6, 1996, Grant Geophysical, Inc. ("Grant"), an international geophysical services company, filed for protection under Chapter 11 of the US Bankruptcy Code. The Company's records reflect that on the filing date the Company had outstanding (or was obligated to repurchase) current and long-term notes and accounts receivable of approximately $10.6 million secured by certain seismic equipment sold by the Company to Grant and an obligation to repurchase $1.1 million in Grant debt. In addition the Company had guaranteed, on a partial recourse basis, certain lease obligations owed by Grant to an institutional lender/purchaser of Company equipment. A plan of reorganization was filed and was confirmed on September 15, 1997. In accordance with the terms of the plan, the Company was repaid substantially all of the outstanding indebtedness owed by Grant as of November 30, 1997.

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

     The Company anticipates current year expenditures for exploration and development of oil and gas properties to be approximately $2.5 million and expects to fund these expenditures from its cash flows from operations. However, the Company currently expects that its future level of participation in oil and gas drilling activities will be funded primarily by cash flows from its productive properties. The Company has drilled one well in 1998, which was a dry hole. The Company expects to participate in up to five wells in 1998.

     Capital expenditures for property, plant and equipment totaled $3.7 million for the first six months of 1998. Total capital expenditures are currently expected to aggregate $15.0 million for 1998. The Company believes that the combination of its existing working capital, unused credit available under its working capital credit facility, internally generated cash flow and access to other financing sources will be adequate to meet its anticipated capital and liquidity requirements for the foreseeable future.

CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD-LOOKING STATEMENTS

     Certain information contained in this Quarterly Report on Form 10-Q (including statements contained in this Part I., Item 2. "Management's Discussion and Analysis of Results of Operation and Financial Condition" and in Part II, Item 1. "Legal Proceedings") may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and is subject to the "Safe Harbor" provisions of that section. This information includes, without limitation, statements concerning delays in product releases (particularly the commercial introduction of the Odyssey bottom cable system discussed in Part I, Item 2. "Management's Discussion and Analysis of Results of Operations and Financial Condition - Results of Operations - Other Factors"); other statements concerning future revenues, future earnings, future costs, future margins and future expenses; anticipated product releases and technological advances; the future mix of business and future asset recoveries; contingent liabilities; the inherent unpredictability of adversarial proceedings; and future demand, future industry conditions, future capital expenditures, and future financial condition. These statements are based on current expectations and involve a number of risks and uncertainties including those set forth below and elsewhere in this Quarterly Report. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.

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

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

PART II - OTHER INFORMATION.

     ITEM 1.  LEGAL PROCEEDINGS

     On September 24, 1997, a purported class action lawsuit was filed against the Company and the former president and chief executive officer and the current executive vice president, chief financial officer and secretary of the Company, in the U.S. District Court for the Southern District of Texas, Houston Division. The action, styled NORMAN TOCK V. INPUT/OUTPUT, INC., GARY D. OWENS AND ROBERT P. BRINDLEY, alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and state statutory and common law fraud provisions. The action was filed on behalf of purchasers of common stock of the Company that purchased shares during the period from September 17, 1996 through March 18, 1997. The complaint seeks damages in an unspecified amount plus costs and attorney's fees. The complaint alleges misrepresentations and omissions in public filings and announcements concerning the Company's business, sales and products and disputes certain accounting methodologies employed by the Company. On October 21, 1997, a stipulation and order was entered by the court, extending the time for responses to the complaint by the defendants pending entry of an order appointing lead plaintiff and lead counsel. The Company believes that the plaintiff's allegations are without merit and that there are meritorious defenses to the allegations, and intends to defend the action vigorously.

     ITEM 2.  CHANGES IN SECURITIES

     During the fiscal quarter ended November 30, 1997, the Company made no sales of its equity securities that were not registered under the Securities Act of 1993, as amended.

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 1997 Annual Meeting of Stockholders of the Company was held on September 29, 1997 for the following purposes: (i) the election of three directors, each for a three-year term expiring in 2000; (ii) the adoption of the Input/Output, Inc. Employee Stock Purchase Plan; and (iii) the ratification of the appointment of KPMG Peat Marwick LLP as the Company's independent certified public accountants for the fiscal year ending May 31, 1998.

     The vote tabulation in the election for the directors was as follows:
Robert P. Brindley received 35,815,842 affirmative votes with 149,969 votes withheld; Shelby H. Carter, Jr. received 35,807,987 affirmative votes with 157,824 votes withheld; and Theodore H. Elliott, Jr. received 35,819,306 affirmative votes with 146,505 votes withheld. In addition to Messrs. Brindley, Carter and Elliott, the following individuals continued their terms as directors: Charles E. Selecman, Ernest E. Cook, Glen H. Denison and G. Thomas Graves III. Mr. Denison retired as a member of the Board of Directors in November 1997, but was appointed by the Board of Directors as Director Emeritus.

     The vote tabulation regarding the adoption of the Input/Output, Inc. Employee Stock Purchase Plan was 33,791,811 affirmative votes with 1,914,896 votes against and 47,594 votes abstaining.

     The vote tabulation regarding the ratification of the appointment of KPMG Peat Marwick LLP as the Company's independent certified public accountants for the fiscal year ending May 31, 1998 was 35,900,289 affirmative votes with 22,825 votes against and 42,697 votes abstaining.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a) List of documents filed as Exhibits.
              27.1 - Financial Data Schedule (included in EDGAR copy only)

          (b) Reports on Form 8-K

                     A Current Report on Form 8-K was filed by the Company with the Securities and Exchange Commission on October 7, 1997 under Item 5. - "Other Events" concerning the filing of the purported class action lawsuit described in Part II,
                     Item 1. above.

                                  SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                       INPUT/OUTPUT, INC.


                                       By: /s/ Robert P. Brindley
                                          -------------------------------------
                                          Robert P. Brindley
                                          Executive Vice President,
                                          Chief Financial Officer and Secretary
                                          (Principal Financial Officer)


                                       By: /s/ Ronald A. Harris
                                          -------------------------------------
                                          Ronald A. Harris
                                          Vice President and Controller
                                          (Principal Accounting Officer)

Dated: January 6, 1998