Form 10-Q
period 1998-02-28
INPUT OUTPUT INC
filed 1998-03-26
CIK 866609

-------------------------------------------------------------------------------





                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC 20549


                                     FORM 10-Q


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED:   FEBRUARY 28, 1998

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

                           Yes  [ X ]     No  [  ]

At February 28, 1998 there were 44,451,293 shares of common stock, par value $0.01 per share, outstanding.

-------------------------------------------------------------------------------

                         INPUT/OUTPUT, INC. AND SUBSIDIARIES

                                 INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED FEBRUARY 28, 1998




PART I.  Financial Information.                              Page
                                                             ----
Item 1.  Financial Statements.

  Consolidated Balance Sheets
    February 28, 1998 and May 31, 1997........................  2

  Consolidated Statements of Operations
     Three and nine months ended February 28, 1998 and 1997...  3

  Consolidated Statements of Cash Flows
     Nine months ended February 28, 1998 and 1997.............  4

  Notes to Consolidated Financial Statements..................  5

Item 2.  Management's Discussion and Analysis of Results
         of Operations and Financial Condition................  8

Item 3.  Quantitative and Qualitative Disclosures about
         Market Risk.......................................... 15

PART II.  Other Information.

Item 1.  Legal Proceedings.................................... 15

Item 2.  Changes in Securities................................ 16

Item 6.  Exhibits and Reports on Form 8-K..................... 16

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                    ASSETS
                                                   FEBRUARY 28,    MAY 31,
                                                       1998         1997
                                                   ------------    -------
Current assets:
   Cash and cash equivalents . . . . . . . . . . .  $ 50,347      $  2,573
   Trade accounts receivable, net. . . . . . . . .    64,015        61,788
   Trade notes receivable, net . . . . . . . . . .    38,065        27,800
   Income taxes receivable . . . . . . . . . . . .        --         2,403
   Inventories . . . . . . . . . . . . . . . . . .   114,790       106,337
   Prepaid expenses. . . . . . . . . . . . . . . .     1,172         1,939
                                                    --------      --------
     Total current assets. . . . . . . . . . . . .   268,389       202,840
Long-term trade notes receivable . . . . . . . . .    35,558        27,003
Deferred income tax asset. . . . . . . . . . . . .     2,232         3,097
Property, plant and equipment, net . . . . . . . .    71,752        78,376
Goodwill, net. . . . . . . . . . . . . . . . . . .    58,478        61,024
Other assets . . . . . . . . . . . . . . . . . . .    26,306        12,318
                                                    --------      --------
                                                    $462,715      $384,658
                                                    --------      --------
                                                    --------      --------

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable, principally trade . . . . . .  $ 31,467      $ 13,143
   Accrued expenses. . . . . . . . . . . . . . . .    19,073        18,358
   Current installments of debt. . . . . . . . . .       967           912
   Income taxes payable. . . . . . . . . . . . . .     2,502            --
                                                    --------      --------
     Total current liabilities . . . . . . . . . .    54,009        32,413
Long-term debt . . . . . . . . . . . . . . . . . .    10,270        11,000
Other liabilities. . . . . . . . . . . . . . . . .     1,063         2,631
Stockholders' equity:
   Preferred stock, $.01 par
     value; authorized 5,000,000
      shares, none issued. . . . . . . . . . . . .        --            --
   Common stock, $.01 par value;
     authorized 100,000,000 shares;
     issued 44,451,293 shares at
     February 28, 1998 and 43,280,851
     shares at May 31, 1997. . . . . . . . . . . .       445           433
   Additional paid-in capital. . . . . . . . . . .   238,058       218,973
   Retained earnings . . . . . . . . . . . . . . .   162,619       121,116
   Cumulative translation adjustment . . . . . . .    (2,268)       (1,673)
   Unamortized restricted stock compensation . . .    (1,481)         (235)
                                                    --------      --------
     Total stockholders' equity. . . . . . . . . .   397,373       338,614
                                                    --------      --------
                                                    $462,715      $384,658
                                                    --------      --------
                                                    --------      --------

         See accompanying notes to consolidated financial statements.

                          INPUT/OUTPUT, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                      (UNAUDITED)

                                              FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                     FEBRUARY 28,                 FEBRUARY 28,
                                              --------------------------    -------------------------
                                                  1998          1997           1998          1997
                                                  ----          ----           ----          ----
Net sales and other revenues . . . . . . . .  $    95,266    $    64,773    $   281,919   $   204,821
Cost of sales. . . . . . . . . . . . . . . .       54,455         40,887        166,003       130,089
                                              -----------    -----------    -----------   -----------
      Gross profit . . . . . . . . . . . . .       40,811         23,886        115,916        74,732
                                              -----------    -----------    -----------   -----------
Operating expenses:
  Research and development . . . . . . . . .        8,122          5,641         23,738        17,514
  Marketing and sales. . . . . . . . . . . .        4,160          3,456         10,751        10,322
  General and administrative . . . . . . . .        6,572          4,984         21,082        16,161
  Amortization of intangibles. . . . . . . .        1,628          1,118          4,044         3,340
                                              -----------    -----------    -----------   -----------
      Total operating expenses . . . . . . .       20,482         15,199         59,615        47,337
                                              -----------    -----------    -----------   -----------
Earnings from operations . . . . . . . . . .       20,329          8,687         56,301        27,395
Interest expense . . . . . . . . . . . . . .         (262)          (296)          (842)         (468)
Other income . . . . . . . . . . . . . . . .        2,204            685          5,576         3,412
                                              -----------    -----------    -----------   -----------
Earnings before income taxes . . . . . . . .       22,271          9,076         61,035        30,339
Income taxes . . . . . . . . . . . . . . . .        7,127          2,904         19,532         9,709
                                              -----------    -----------    -----------   -----------
Net earnings . . . . . . . . . . . . . . . .  $    15,144    $     6,172    $    41,503   $    20,630
                                              -----------    -----------    -----------   -----------
                                              -----------    -----------    -----------   -----------
Basic earnings per common share. . . . . . .  $      0.34    $      0.14    $      0.95   $      0.48
                                              -----------    -----------    -----------   -----------
                                              -----------    -----------    -----------   -----------
Weighted average number of common
shares outstanding . . . . . . . . . . . . .   44,157,319     43,248,318     43,758,807    43,148,387
                                              -----------    -----------    -----------   -----------
                                              -----------    -----------    -----------   -----------
Diluted earnings per common share. . . . . .  $      0.34    $      0.14    $      0.94   $      0.47
                                              -----------    -----------    -----------   -----------
                                              -----------    -----------    -----------   -----------
Weighted average number of common and
common equivalent shares outstanding . . . .   44,564,745     43,742,770     44,257,576    43,873,227
                                              -----------    -----------    -----------   -----------
                                              -----------    -----------    -----------   -----------

               See accompanying notes to consolidated financial statements.

                        INPUT/OUTPUT, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN THOUSANDS)
                                   (UNAUDITED)

                                                                   NINE MONTHS ENDED
                                                                      FEBRUARY 28,
                                                                 --------------------
                                                                    1998       1997
                                                                    ----       -----
Cash flows from operating activities:
  Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . $ 41,503    $ 20,630
  Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities:
     Depreciation and amortization . . . . . . . . . . . . . . .   12,096       8,976
     Amortization of restricted stock compensation . . . . . . .      154         500
     Deferred income taxes . . . . . . . . . . . . . . . . . . .      865         429
     Pension costs . . . . . . . . . . . . . . . . . . . . . . .      277         323
                                                                 --------    --------
                                                                   54,895      30,858
     Changes in assets and liabilities:
       Receivables . . . . . . . . . . . . . . . . . . . . . . .  (20,058)    (20,865)
       Inventories . . . . . . . . . . . . . . . . . . . . . . .   (7,944)    (25,122)
       Leased equipment. . . . . . . . . . . . . . . . . . . . .    3,355      (2,362)
       Accounts payable and accrued expenses . . . . . . . . . .   18,016      (4,969)
       Income taxes. . . . . . . . . . . . . . . . . . . . . . .    5,059      (2,726)
       Other . . . . . . . . . . . . . . . . . . . . . . . . . .     (569)       (230)
                                                                 --------    --------
       Net cash provided by (used in) operating activities . . .   52,754     (25,416)

Cash flows from investing activities:
  Purchases of property, plant and equipment . . . . . . . . . .   (4,363)    (24,793)
  Acquistion of net assets and business, net of cash acquired. .  (10,803)         --
  Investment in other assets . . . . . . . . . . . . . . . . . .     (324)     (1,445)
                                                                 --------    --------
          Net cash used in investing activities. . . . . . . . .  (15,490)    (26,238)

Cash flows from financing activities:
  Borrowing from bank. . . . . . . . . . . . . . . . . . . . . .       --      20,750
  Payments on debt . . . . . . . . . . . . . . . . . . . . . . .     (675)     (5,921)
  Proceeds from exercise of stock options
    and related tax benefit. . . . . . . . . . . . . . . . . . .   10,857       4,627
  Employee Stock Purchase Plan . . . . . . . . . . . . . . . . .      465          --
                                                                 --------    --------
          Net cash provided by financing activities. . . . . . .   10,647      19,456

Effect of foreign currency exchange rates. . . . . . . . . . . .     (137)       (511)
                                                                 --------    --------
Net increase (decrease) in cash and cash equivalents . . . . . .   47,774     (32,709)
Cash and cash equivalents at beginning of year . . . . . . . . .    2,573      34,252
                                                                 --------    --------
Cash and cash equivalents at end of period . . . . . . . . . . . $ 50,347    $  1,543
                                                                 --------    --------
                                                                 --------    --------

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

(2)  INVENTORIES

     Inventories are stated at the lower of cost (primarily first-in, first-out) or market. A summary of inventories follows (in thousands):

                               FEBRUARY 28     May 31,
                                  1998          1997
                               ----------     --------
Raw materials                   $ 65,982      $ 56,573
Work-in-process                   25,129        23,878
Finished goods                    23,679        25,886
                                --------      --------
                                $114,790      $106,337
                                --------      --------
                                --------      --------

(3)  EARNINGS PER SHARE

     The Company adopted the Financial Accounting Statements Board Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128) during the third quarter of 1998. In accordance with this new pronouncement, basic earnings per share is computed by dividing net earnings available to common share holders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined on the assumption that outstanding dilutive stock options have been exercised and the aggregate proceeds as defined were used to reacquire Company common stock using the average price of such common stock for the period. Prior period earnings per share amounts have been restated in accordance with the requirements of the pronouncement.

                     INPUT/OUTPUT, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)
                                 (UNAUDITED)

     The following table summarizes the calculation of net earnings and weighted average common shares and common equivalent shares outstanding for purposes of the computation of earnings per share.

                                                    FOR THE THREE MONTHS ENDED  FOR THE NINE MONTHS ENDED
                                                           FEBRUARY 28,               FEBRUARY 28,
                                                    --------------------------- -------------------------
                                                        1998          1997           1998         1997
                                                     ----------    ----------     ---------     --------
Net earnings available to common stockholders
(in thousands)                                          $15,144        $6,172       $41,503      $20,630

Weighted average number of common
shares outstanding                                   44,157,319    43,248,318    43,758,807   43,148,387

Common stock equivalent of stock options                407,426       494,452       498,769      724,840
                                                     ----------    ----------    ----------   ----------

Weighted average number of common shares and
common shares equivalent outstanding                 44,564,745    43,742,770    44,257,576   43,873,227
                                                     ----------    ----------    ----------   ----------
                                                     ----------    ----------    ----------   ----------

Basic earnings per common share                         $  0.34       $  0.14       $  0.95      $  0.48
                                                        -------       -------       -------      -------
                                                        -------       -------       -------      -------

Diluted earnings per common share                       $  0.34       $  0.14       $  0.94      $  0.47
                                                        -------       -------       -------      -------
                                                        -------       -------       -------      -------

(4) STATEMENTS OF CASH FLOWS

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Similar investments with original maturities beyond three months are considered short-term investments available for sale and are carried at fair value. The Company does not use or intend to use derivatives. Exchange rate fluctuations have not had a material effect on the Company's Statements of Cash Flows.

     Supplemental disclosures of cash flow information for the nine months ended February 28, 1998 and 1997 follow (in thousands):

                                                      1998      1997
                                                     ------    ------
Cash paid during the periods for:

     Interest (net of amount capitalized)            $  892    $  416
     Income taxes                                    $7,947    $9,418

                     INPUT/OUTPUT, INC. AND SUBSIDIARIES


                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)
                                 (UNAUDITED)

                                                                 1998     1997
                                                               -------   -----
Non-cash investing and financing activities:
  Restricted stock issued:
     Increase in common stock                                  $     1   $  --
     Increase in paid in capital                                 1,572      --
     Increase in unamortized restricted stock compensation      (1,573)     --
                                                               -------   -----
                                                               $    --   $  --
                                                               -------   -----
                                                               -------   -----

Issuance of common stock in
  connection with business acquisition (320,555 shares):
     Increase in common stock                                  $     3   $  --
     Increase in paid in capital                                 6,372      --
                                                               -------   -----
                                                               $ 6,375   $  --
                                                               -------   -----
                                                               -------   -----

(5)  LONG TERM DEBT

     In August 1996, the Company, through one of its wholly-owned subsidiaries, obtained a $12.6 million, ten-year term loan secured by certain of its land and buildings located in Stafford, Texas which includes the Company's executive offices, research and development headquarters, and electronics manufacturing facility. The term loan, which the Company has guaranteed under a Limited Guaranty, bears interest at a fixed rate of 7.875% per annum. The Company leases all of the property from its subsidiary under a master lease, which lease has been collaterally assigned to the lender as security for the term loan. The term loan provides for penalties for prepayment prior to maturity.

(6)  RECENT ACCOUNTING PRONOUNCEMENTS

          In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The requirements of this statement will be effective for both interim and annual periods beginning with the Company's fiscal year ending May 31, 1999. Management does not believe that the implementation of SFAS 130 will have a material effect on the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

     NET SALES AND OTHER REVENUES. The Company's third quarter net sales and other revenues increased $30.5 million, or 47.1%, to $95.3 million as compared to the prior year's third quarter net sales and other revenues of $64.8 million. The increase in sales revenues was primarily due to continued demand for the Company's land systems and components for expansion of existing systems. During the third quarter, six I/O SYSTEM TWO-Registered Trademark- land systems and two MSX marine systems were sold, along with other seismic data acquisition recording equipment and components for expanding existing systems (for a total channel capacity of 25,356 land and 7,712 marine), compared to the prior year's third quarter sales of eight I/O SYSTEM TWO land systems and five MSX marine systems and other recording equipment and components (for a total channel capacity of 10,172 land and 4,288 marine).

     Net sales and other revenues for the first nine months of the current year were $281.9 million, up 37.6% from $204.8 million for last year's first nine month period, reflecting continued demand for the Company's systems, recording equipment and components for expansion of existing systems. Sales of 37 I/O SYSTEM TWO land systems and four MSX marine systems (for a total channel capacity of 82,872 land and 13,074 marine) were recorded during the first nine months of fiscal 1998 compared to 30 I/O SYSTEM TWO land systems and eight MSX marine systems (for a total channel capacity of 49,728 land and 7,232 marine) for the prior year's first nine months.

          GROSS PROFIT MARGIN. The Company's gross profit margin increased for the third quarter and year-to-date compared to the prior year's comparable periods, from 36.9% to 42.8%, and 36.5% to 41.1% respectively. Continued demand for seismic equipment and instrumentation and the resulting sales of land systems and land system expansion components, which typically feature higher margins than the Company's marine systems and other equipment, were major contributing factors to the improved gross profit margins. The Company's gross profit margin for any particular reporting period is dependent on the product mix sold and the pricing scheme for the products sold for that period and may vary from period to period.

     OPERATING EXPENSES. Operating expenses increased $5.3 million, or 34.8%, for the third quarter over the prior year's third quarter operating expenses. Research and development expenses increased $2.5 million, or 44.0%, compared to the prior year's third quarter, primarily resulting from increased development and enhancement efforts, recent acquisitions and increased usage of outside engineering services. Marketing and sales expenses increased $704,000, or 20.4%, compared to the prior year's third quarter primarily due to outside commissions on increased third party sales. General and administrative expenses increased $1.6 million, or 31.9%, primarily due to an increase in allowance for doubtful accounts resulting from increased sales, increased outside services and increased depreciation. Amortization of intangibles increased $510,000, or 45.6%, primarily due to increased goodwill expense resulting from acquisitions.

     Operating expenses for the first nine months of the current year were $12.3 million, or 25.9%, above operating expenses for the first nine months of the prior year. Research and development expense increased $6.2 million, or 35.5%, compared to the prior year's first nine months, primarily resulting from increased development and enhancement efforts, recent acquisitions and increased usage of outside engineering services. Marketing and sales expense increased $429,000, or 4.2%, compared to the prior year's first nine months. General and administrative expenses increased $4.9 million, or 30.4%, primarily due to increased compensation expense (mainly attributable to the first six months of fiscal 1998) and increased allowance for doubtful accounts resulting from increased sales. Amortization of intangibles increased $704,000, or 21.1%, primarily due to increased goodwill expense resulting from acquisitions.

     INTEREST EXPENSE. As a result of the ten-year term facilities financing completed in August 1996, interest expense for the third quarter and the first nine months of the current year was $262,000 and $842,000 respectively. See "Note (5) - Long-Term Debt" of the Notes to Consolidated Financial Statements. Interest expense for last year's third quarter and first nine months was $296,000,and $468,000 respectively, representing interest on this facility.

     INCOME TAX EXPENSE. The Company's effective income tax rate was approximately 32%, both for the third quarter and the first nine months of 1998 and 1997.

LIQUIDITY AND CAPITAL RESOURCES

     GENERAL. The Company has traditionally financed its operations from internally generated cash flow, funds from equity financings and its credit facilities. Operating funds flows (which does not consider changes in operating assets and liabilities) were $54.9 million for the nine months ended February 28, 1998. Cash flows from operating activities were $52.8 million for the nine months ended February 28, 1998, primarily due to higher net earnings and increases in accounts payable and accrued expenses (which represented a source of cash) as a result of the increased levels of sales and related increases in inventory during fiscal 1998. As of February 28, 1998 the Company had no borrowings outstanding under its revolving line of credit. On February 27, 1998 the Company entered into a new revolving working capital facility; see "Credit Agreement" below.

     For the first nine months of 1998, the Company has experienced higher levels of cash and cash equivalents (approximately $50.3 million as of February 28, 1998) as a result of increased sales during 1998 to date compared to the first nine months of 1997 sales. Trade notes receivable increased 34.3% compared to May 31, 1997, proportionately with the increased level of sales. For information concerning the Company's sales finance activities, see "Item 1. Business - Markets and Customers" of the Company's Annual Report on Form 10-K for the year ended May 31, 1997. Accounts payable and accrued expenses at February 28, 1998 were 60.4% higher than at May 31, 1997, primarily reflecting the increased levels of sales and increase in inventory during the first nine months of fiscal 1998. The Company's various working capital accounts can vary in amount substantially from period to period depending upon the Company's levels of sales, product mix sold, demand for its products, percentages of cash versus credit sales, collection rates, inventory levels, and general economic and industry factors.

     In August 1996, a subsidiary of the Company borrowed $12.6 million in long-term financing secured by the land, buildings and improvements housing the Company's executive offices, research and development headquarters and electronics manufacturing facility in Stafford, Texas. The loan bears interest at the rate of 7.875% per annum and is repayable in equal monthly installments of principal and interest of $151,439. The promissory note, which matures on September 1, 2006, contains prepayment penalties. See "Note
(5) - Long-Term Debt" of the Notes to Consolidated Financial Statements.

     The Company anticipates current year expenditures for exploration and development of oil and gas properties to be approximately $2.5 million and expects to fund these expenditures from its cash flows from operations. However, the Company currently expects that its future level of participation in oil and gas drilling activities will be funded primarily by cash flows from its productive properties. The Company has drilled one well to date in 1998, which was a dry hole. The Company expects to participate in up to three wells in 1998.

     Capital expenditures totaled $15.2 million for the first nine months of 1998, representing $10.8 million for acquisition of net assets and businesses, and $4.4 million for purchases of property, plant and equipment. Total capital expenditures are currently expected to aggregate $17.0 million for 1998. The Company believes that the combination of its existing working capital, unused credit available under its revolving credit facility, internally generated cash flow and access to other financing sources will be adequate to meet its anticipated capital and liquidity requirements for the foreseeable future.

     CREDIT AGREEMENT. On February 27, 1998, the Company entered into a Credit Agreement with certain lenders, including Bank One, Texas, N.A., as administrative agent for the lenders. The credit facility under the Credit Agreement replaces the Company's existing revolving working capital line of credit. The maximum amount available for borrowings under the Credit Agreement is $50 million. In addition, up to $15 million of credit available under the Credit Agreement may be used, as needed, by the Company for letters of credit. Indebtedness under the Credit Agreement will mature on February 27, 2001. Borrowings under the Credit Agreement may be made to finance the Company's working capital, capital expenditures, acquisitions permitted under the Credit Agreement and for general corporate purposes. Outstanding indebtedness under the Credit Agreement will bear interest, at the Company's option, at fluctuating interest rates based upon a prime rate or a eurodollar rate plus a credit margin that fluctuates depending upon the Company's ratio of funded debt to capitalization. In addition, the Company must pay a commitment fee for unused amounts available under the credit facility, in an amount also based upon the Company's ratio of funded debt to capitalization.

     The obligations of the Company under the Credit Agreement are unsecured, except for a first lien pledge of the capital stock of certain wholly-owned subsidiaries of the Company that the lenders consider to be "material subsidiaries". Additionally, certain of these wholly-owned subsidiaries have guaranteed the Company's obligations under the Credit Agreement.

     The Credit Agreement contains certain covenants, representations and warranties by the Company, including (i) restrictions on liens on the assets of the Company and its subsidiaries, (ii) limitations on acquisitions of unaffiliated businesses, (iii) limitations on mergers, consolidations and the sale of substantially all of the assets of the Company or its subsidiaries, and (iv) limitations on indebtedness permitted to be incurred or assumed by the Company and its subsidiaries, and certain investments (including investments in partnerships and joint ventures) that may be made by the Company and its subsidiaries, if such indebtedness or investments would result in the failure by the Company to be in compliance with its financial ratios and other covenants.

     The Credit Agreement also contains provisions restricting the amount of capital expenditures (excluding capital expenditures in connection with permitted acquisitions) that the Company and its subsidiaries may make in any fiscal year ($30 million for any fiscal year). Further, the Credit Agreement requires the Company to maintain and comply with certain financial covenants and ratios, including a current ratio, a maximum funded debt to capitalization ratio, a fixed charge coverage ratio and a covenant requiring that the Company maintain a certain minimum tangible net worth.

     YEAR 2000. Historically, most computer systems have utilized software that processes transactions using two digits to represent the year of the transaction (i.e., 97 represents the year 1997). This software needs to be modified to properly process dates beyond December 31, 1999 and to avoid miscalculation or system failures (the "Year 2000 issue"). The Company is currently working to resolve the potential impact of the Year 2000 issue on the computerized information systems it utilizes internally and its products and customers.

     The Company has completed a preliminary assessment of the Year 2000 issue with respect to the systems and software internally utilized in its business enterprise. The Company is in the process of bringing its externally-generated information system software into compliance and estimates that such software will be fully Year 2000 compliant by mid-1999.

     While the Company has not yet completed its assessment of the Year 2000 issue with respect to its products and customers, it has formed a focus team responsible for this area. The focus team is in the process of reviewing these issues and contacting the Company's suppliers and certain of the Company's customers, to assist them in identifying and resolving Year 2000 issues. Because its assessment is not yet completed, the Company has not yet determined whether it, its customers or its suppliers have any material Year 2000 issues, and if so, the potential effects on the Company's operations, results of operations or financial condition.

CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD-LOOKING STATEMENTS

     Certain information contained in this Quarterly Report on Form 10-Q (including statements contained in this Part I., Item 2. "Management's Discussion and Analysis of Results of Operation and Financial Condition" and in Part II, Item 1. "Legal Proceedings"), as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and are subject to the "Safe Harbor" provisions of that section. This information includes, without limitation, statements concerning future revenues, future earnings, future costs, future margins and future expenses; anticipated product releases and technological advances; the future mix of business and future asset recoveries; contingent liabilities; Year 2000 issues; the inherent unpredictability of adversarial proceedings; and future demand, future industry conditions and trends, future capital expenditures, and future financial condition. These statements are based on current expectations and involve a number of risks and uncertainties, including those set forth below and elsewhere in this Quarterly Report. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.

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

     RISKS RELATED TO PRODUCTS AND TECHNOLOGICAL CHANGE. The markets for the Company's product lines are characterized by rapidly changing technology and frequent product introductions. Whether the Company can develop and produce successfully, on a timely basis, new and enhanced products that embody new technology, meet evolving industry standards and practice, and achieve levels of capability and price that are acceptable to its customers, will be significant factors in the Company's ability to compete in the future. There can be no assurance that the Company will not encounter resource constraints or technical or other difficulties that could delay introduction of new products in the future. If the Company is unable, for technological or other reasons, to develop competitive products in a timely manner in response to changes in the seismic data acquisition industry or other technological changes, its business and operating results will be materially and adversely affected. In addition, the Company's continuing development of new products inherently carries the risk of inventory obsolescence with respect to its older products.

     While the Company is currently assessing the potential impact of the Year 2000 issue, it has not yet completed its review. The problems actually encountered by the Company in addressing its Year 2000 issues may be more pervasive than anticipated by management, and if so, could have adverse effects on the Company's operations, results of operations or financial condition. See "--Liquidity and Capital Resources--Year 2000."

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

     Competition in the industry is expected to intensify and could adversely affect the Company's future results. Several of the Company's competitors have greater name recognition, more extensive engineering, manufacturing and marketing capabilities, and greater financial, technological and personnel resources than those available to the Company. In addition, certain companies in the industry have expanded their product lines or technologies in recent years as a result of acquisitions and recent mergers in the oil field services industry. There can be no assurance that the Company will be able to compete successfully in the future with existing or new competitors. Pressures from competitors offering lower-priced products could result in future price reductions for the Company's products.

     A continuing trend toward consolidation in the oil field services industry may have the effect of adversely affecting the prices and demand for the Company's products and services.

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

     RISKS RELATED TO ACQUISITIONS. To implement its business plans, the Company has relied in part upon acquisitions and may make further acquisitions in the future. Acquisitions require significant financial and management resources both at the time of the transaction and during the process of integrating the newly acquired business into the Company's operations. The Company's operating results could be adversely affected if it is unable to successfully integrate such new companies into its operations. Certain acquisitions or strategic transactions may be subject to approval by the other party's board or shareholders, domestic or foreign governmental agencies, or other third parties. Accordingly, there is a risk that important acquisitions or transactions could fail to be concluded as planned. Future acquisitions by the Company could also result in issuances of equity securities or the rights associated with the equity securities, which could potentially dilute earnings per share. In addition, future acquisitions could result in the incurrence of additional debt, taxes, or contingent liabilities, and amortization expenses related to goodwill and other intangible assets. These factors could adversely affect the Company's future operating results and financial position.

     OIL AND GAS OPERATIONS. The Company's oil and gas operations are subject to the economic risks typically associated with exploration, development, and production activities, including the necessity of significant expenditures to drill exploratory wells. In conducting exploration and development activities, the

Company may drill unsuccessful wells and experience losses and charges to earnings and, if oil or natural gas is discovered, there can be no assurance that such oil or natural gas can be economically produced or satisfactorily marketed. Historically, the markets for oil and natural gas have been volatile and are likely to continue to be volatile in the future. The nature of the oil and gas business involves certain operating hazards such as well blowouts, cratering, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, formations with abnormal pressures, pollution, releases of toxic gas and other environmental hazards and risks, any of which could result in losses to the Company. While the Company's current practice is not to act as operator of any drilling prospect, and while the Company does maintain insurance in accordance with customary industry practices under the circumstances against some, but not all, of such risks and losses, the occurrence of such an event not fully covered by insurance could have a material adverse affect on the Company's financial position and results of operation.

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

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is not yet required to provide the disclosures required by Regulations S-K Item 305 pursuant to General Instruction 1. to Paragraphs 305(a), 305(b), 305(c), 305(d), and 305(e) of Item 305.

PART II - OTHER INFORMATION.

     ITEM 1.   LEGAL PROCEEDINGS

     On September 24, 1997, a purported class action lawsuit was filed against the Company and the former president and chief executive officer, and the executive vice president, chief financial officer and secretary of the Company, in the U.S. District Court for the Southern District of Texas, Houston Division. The action, styled NORMAN TOCK V. INPUT/OUTPUT, INC., GARY D. OWENS AND ROBERT P. BRINDLEY, alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and state statutory and common law fraud provisions. The action was filed on behalf of purchasers of common stock of the Company that purchased shares during the period from September 17, 1996 through March 18, 1997. The complaint seeks damages in an unspecified amount plus costs and attorney's fees. The complaint alleges misrepresentations and omissions in public filings and announcements concerning the Company's business, sales and products, and disputes certain accounting methodologies employed by the Company. On October 21, 1997, a stipulation and order was entered by the court, extending the time for responses to the complaint by the defendants pending entry of an order appointing lead plaintiff and lead counsel. On March 2, 1998 the Court entered an order extending the time in which plaintiff may file an amended complaint through April 17, 1998. Responses to the amended complaint are due on June 8, 1998. The Company believes that the plaintiff's allegations are without merit and that there are meritorious defenses to the allegations, and intends to defend the action vigorously.

     ITEM 2.   CHANGES IN SECURITIES

     During the fiscal quarter ended February 28, 1998, the Company made no sales of its equity securities that were not registered under the Securities Act of 1993, as amended, except that on February 2, 1998, the Company issued in a privately-negotiated transaction, 320,555 shares of its Common Stock in connection with the Company's acquisition of CompuSeis, Inc. ("CompuSeis"). The Common Stock was issued as partial consideration for such acquisition to the former shareholders of CompuSeis in a statutory merger of CompuSeis with and into a wholly-owned subsidiary of the Company. The issuance of the Common Stock was effected in a transaction exempt from registration pursuant to the provisions of Section 4(2) (Rule 506 under Regulation D) of the Securities Act of 1933.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a) List of documents filed as Exhibits.

               10.1 - Employment Agreement, effective as of January 1, 1998 between the Company and W.J. "Zeke" Zeringue.

               10.2 - Credit Agreement dated as of February 27, 1998 among the
                      Company, certain lenders and Banc One, Texas, N.A. as agent for the lenders.

               27.1 - Financial Data Schedule (included in EDGAR copy only)

           (b) Reports on Form 8-K

               No reports on form 8-K were filed by the Company during the quarter ended February 28, 1998.

                                  SIGNATURE


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                              INPUT/OUTPUT, INC.


                                   By:
                                       -------------------------------------
                                       Ronald A. Harris
                                       Vice President and Controller
                                       (duly authorized officer and
                                       Chief Accounting Officer)

Dated: March 26, 1998