Form 10-K
period 1998-05-31
INPUT OUTPUT INC
filed 1998-07-29
CIK 866609

===============================================================================

                                     FORM 10-K

                         SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC 20549

                                --------------------

              [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                       FOR THE FISCAL YEAR ENDED MAY 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 1998 (for purposes of the below-stated amount only, all directors, officers and 5% or more stockholders are presumed to be affiliates):

                                 $568,991,000

Indicate the number of shares outstanding of the registrant's classes of Common Stock, as of the latest practicable date.

          TITLE OF EACH CLASS               NUMBER OF SHARES OUTSTANDING
            OF COMMON STOCK                        AT JUNE 30, 1998
          -------------------               ----------------------------
          COMMON STOCK, $0.01 PAR VALUE              44,584,634

                        DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant's 1998 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

===============================================================================

                                    P A R T  I

ITEM  1.  BUSINESS

THE COMPANY

     Input/Output is a leading designer and manufacturer of seismic data acquisition products used on land, in transition zones (i.e. marshes and shallow bays) and in marine environments. The Company believes that its I/O SYSTEMs are the most technologically advanced seismic data acquisition systems and are particularly well suited for advanced three-dimensional ("3-D") data collection techniques. The Company's principal customers are seismic contractors and major, independent and foreign oil and gas companies around the world. During fiscal 1998, approximately 35% of the Company's net sales and other revenues were to foreign customers. See "Markets and Customers".

     Improvements in drilling success rates during the last five years through the use of advanced seismic survey techniques, particularly 3-D techniques, have substantially increased the demand for seismic data. In addition, advances in technology have significantly reduced the size, weight, cost and power requirements of seismic data acquisition systems and increased the quality and quantity of data available to geoscientists, thereby improving the cost-effectiveness of large-scale 3-D surveys. As a result, 3-D surveys utilizing these advanced technologies have gained increasing acceptance in the oil and gas industry as an exploration risk management tool. Moreover, 3-D surveys are increasingly employed in field development and reservoir management activities. As a result, shipments of I/O SYSTEMs have grown from 14 systems shipped in fiscal 1991 to 49 in fiscal 1998.

     The Company offers a complete range of seismic data acquisition systems and related equipment. On land, the Company offers the I/O SYSTEM TWO-Registered Trademark- MRX and RSR systems (see "Growth Strategy" below) as well as its Vibrators, a land energy source, and Geophones, acoustical receivers whose sole purpose is to transform vibrations from substrata within the earth into electrical signals which are recorded by the I/O System. The Company also offers transition zone systems in shallow water with marine versions of the MRX and RSR systems.

     The Company's marine data acquisition systems consist primarily of marine streamers and shipboard electronics that collect seismic data in deep-water environments. The systems feature second generation 24-bit digital electronics inside the streamer module, high-quality Company-manufactured hydrophones, digital filtering and other components, and 12,000-meter streamer length capabilities. Other marine products manufactured and sold by the Company include airguns and integrated shipboard navigation, positioning, and data telemetry quality control systems.

     The Company believes that its future success will depend on its ability to continue to introduce technological innovations by enhancing its existing products and services to its customers, as well as by developing new products, such as those designed for three and four-component seismic survey techniques and 4-D seismic surveys. See "Product Development" below.

GROWTH STRATEGY

     The Company's growth strategy is principally comprised of two elements: (i) technological leadership and (ii) complementing internal product development with product line acquisitions. These key elements of the Company's growth strategy can be summarized as follows:

- TECHNOLOGICAL LEADERSHIP. The Company's research efforts have resulted in the development of numerous inventions, processes and techniques which the Company believes have established the I/O SYSTEM TWO as the most technologically advanced land seismic data acquisition system. The I/O SYSTEM TWO is upgradable and expandable to accommodate system enhancements and follow-on orders for components and related accessories as customers increase the capacities of their systems. The Company's ongoing research efforts have also led to the introduction of many new products (see "Products" below).

- COMPLEMENTARY ACQUISITIONS. The Company has expanded its product line in recent years through the completion of several complementary acquisitions. In 1998 the Company made two acquisitions: CompuSeis Inc. and Green Mountain Geophysical, Inc., which are companies engaged in recording system integration and producing 3-D survey planning software, respectively (see "Products - Software").

PRODUCTS

     LAND DATA ACQUISITION SYSTEMS

     A land I/O SYSTEM consists of a Central Electronics Unit containing a number of modular components, which may vary depending upon customer specifications, and multiple remote ground equipment modules, including Line Taps and Remote Signal Conditioners (each designated as an "MRX", which typically acquires six channels of analog seismic data). A typical system consists of a Central Electronics Unit, 12 Line Taps, approximately 200 MRXs and various accessories, although larger or smaller systems may be assembled. Once a customer purchases a Central Electronics Unit, the customer can purchase additional Line Taps, MRXs and accessory equipment to expand and modify a system to fulfill specific requirements. In addition, a customer may transform an I/O SYSTEM into two or more separate systems with the purchase of additional Central Electronics Units.

     In addition to the standard I/O SYSTEM components, several optional components are available as accessory equipment. The Company manufactures most of the components sold as a part of the I/O SYSTEM product line, and purchases certain separate components for resale, including the operator console, oscilloscope, printer and digital camera. Depending upon the system's configuration, the price of a land I/O SYSTEM typically ranges from $800,000 to $4.5 million.

     CENTRAL ELECTRONICS UNIT

     The Central Electronics Unit, which acts as the control center of the I/O SYSTEM, consists of several components which are typically mounted within a vehicle or helicopter transportable enclosure. The Company can also package the Central Electronics Unit to be portable for jungle and other difficult terrain applications. The Central Electronics Unit receives digitized data from the MRXs, stores the data on magnetic tape for subsequent processing, and displays the data on optional monitoring devices. The Central Electronics Unit also controls the data collection parameters of the MRXs, as well as calibrates and provides operating status analysis and tests all functions of the system.

     REMOTE GROUND EQUIPMENT

     The remote ground equipment of the I/O SYSTEM consists typically of multiple Remote Signal Conditioners ("MRXs") and Line Taps positioned over the survey area. Seismic signals from sensors called geophones are collected by the MRXs, each of which handles the collection process for six channels of analog seismic data. The MRX filters and digitizes the data, which is then transmitted by the MRX via cable to a Line Tap. The Line Taps manage the seismic data collection process on each seismic line, further organize the seismic data and transmit this data and remote equipment operating status information via cable to the Central Electronics Unit. The MRX automatically routes around cable faults, thereby increasing crew productivity. In addition, the MRX provides high quality data through its geophone performance capabilities.

     In addition, the Company's radio telemetry system ("RSR" recorder system) records data across a variety of environments, including transition zones, marshes and swamps, as well as mountain ranges, jungle and other land and transition zone seismic environments. The RSR radio telemetry systems are radio controlled, and utilize the same electronics as the MRX to record, process and digitize seismic signals at the remote unit. However, instead of transmitting data back to the Central Electronics Unit, the RSR stores the seismic data for later retrieval. The RSR does not require cables for data transmission, since the information is stored at the unit source.

     OTHER I/O SYSTEM FEATURES

     The I/O SYSTEM has been designed to maximize the efficiency of seismic crew operations. Menu-driven software incorporated into the Central Electronics Unit allows a crew to quickly calibrate, test and verify the status of each MRX deployed. The status of each cable, channel and MRX battery pack can also be verified. The rapid deployment, remote testing and calibration capabilities can significantly improve the productivity of seismic crews in the field.

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

     MARINE DATA ACQUISITION SYSTEM

     The Company's marine data acquisition system consists primarily of marine streamers and shipboard electronics that collect seismic data in deep-water environments. Marine streamers, which contain encapsulated Marine Remote Signal Conditioner ("MSX") modules and cabling, may measure up to 12,000 meters in length and are towed behind a special purpose vessel to record seismic data. Marine electronics include navigation, positioning and data telemetry quality control systems and related software products, as well as electronics for shipboard recording.

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

     Important features of the Company's marine systems include Company-manufactured components, such as its hydrophones. In addition, as larger marine surveys are conducted by seismic crews, the Company believes that its marine streamers having up to 12,000-meter length capabilities offer many technological advantages, including physical strength and flexibility through specially-designed non-metallic stress members, down-line power capabilities, and fiber-optic data transmission.

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

     VIBRATORS. Vibrators are controlled mechanical devices used as a source of seismic energy on land. The vibrators offered by the Company can be supplied with seven different vehicles

(many of which are manufactured by the Company) and offer a maximum of 62,000 pounds of peak force. The Company believes that its vibrators are the only vibrators in the industry to offer patented pre-load series which significantly extends the life of the vibrator and lowers the distortion of the sound source.

     SOFTWARE. The Company acquired in 1998 the assets of Green Mountain Geophysics, Inc. a developer of geophysical software used in seismic data acquisition and processing. Green Mountain's primary software product is Mesa-Registered Trademark-, a 3-D seismic data acquisition planning package. This product is used by energy producers and seismic contractors to design and execute a 3-D program to meet specific geophysical and economic requirements. A second software product, Alpine-Registered Trademark- is used to track and manage 3-D programs from the concept stage through data processing. Millenium-Registered Trademark-, a third product, performs the initial data processing stages of geometry qualifications and retraction statics. The Company also acquired during 1998 CompuSeis, Inc., a software company that the Company believes is an industry leader in recording system integration. Since the acquisition, CompuSeis has principally developed system integration software for the Company's land Central Electronics Unit.

     PRODUCT AGREEMENT

     In connection with the Company's acquisition in 1995 of the Western Geophysical Exploration Products Group ("WGEP") from Western Atlas International, Inc. ("WAII"), the Company and WAII entered into a product purchase agreement (the "Product Agreement") governing the continuing relationship between the parties regarding sales of seismic products and equipment to WAII by the Company. The Product Agreement provides that it will terminate upon WAII's purchase of an aggregate of $350 million (subject to adjustment) in products from the Company. WAII may also terminate the agreement if (i) the Company sells all or substantially all of its assets, (ii) the Company merges or consolidates and, as a result, experiences a change of control (as defined therein) or (iii) the Company breaches a material term or condition of the Product Agreement and such breach or violation is not cured within 60 days of notice thereof. The Company expects the Product Agreement to expire, by virtue of achieving $350 million in total sales, during the first quarter of fiscal 1999. The Company is currently negotiating the terms of a new agreement with WAII which will cover future periods. However, no assurances can be given whether a new agreement will be negotiated, and if so, whether the terms will be comparable to the terms of the Product Agreement.

     The Company entered into a Preferred Supplier Agreement with Mitcham Industries, Inc. ("Mitcham") during June 1998. The terms of this agreement provide that Mitcham will purchase a minimum of $90 to $100 million of Company products over a five year term ending May 31, 2003, which amount includes a $15 million purchase by Mitcham of a substantial portion of the Company's equipment lease pool during May 1998. As of July 1, 1998, Mitcham's total remaining purchase obligations under this agreement ranged between $75 to $85 million. In addition, the Company has agreed not to lease products covered by the Preferred Supplier Agreement except in limited circumstances, and to refer rental inquiries to Mitcham from the Company's customers worldwide during the term of the agreement.

     PRODUCT DEVELOPMENT

     The Company's ability to compete effectively and maintain a leading market position in the manufacture and sale of seismic data acquisition systems and seismic instruments depends to a substantial degree upon continued technological innovation. While the market for these products is characterized by continual and rapid changes in technology, development cycles from initial conception through product introduction tend to extend over several years. Since introducing its first I/O SYSTEM in fiscal 1989, the Company has targeted an amount for research and development expenditures equal to approximately 8% to 10% of its annual budgeted revenues. These research and development expenditures have principally related to the continued enhancement of the I/O SYSTEM product line and basic research and development on other emerging technologies having potential applicability to the seismic industry. See Item 6.- "Selected Consolidated Financial Data" and
Item 7.- "Management's Discussion and Analysis of Results of Operations and Financial Condition." These efforts have resulted in the development of numerous inventions, processes and techniques, a number of which have been incorporated as enhancements to the I/O SYSTEM product line. See "Intellectual Property" below.

     As a result of its ongoing research and development efforts, the Company continued in fiscal 1998 the evolution of its seismic system product line, introducing improvements in functionality, certain increased operational efficiencies and updated interfaces. No assurance can be given concerning the successful development of new products or enhancements, the specific timing of their release or their level of acceptance in the market place.

     Seismic survey techniques being investigated for future commercial applicability in the industry include 4-D technology and multicomponent recording. The 4-D process, or time lapse 3-D, involves the repeated recording of 3-D image volumes at different times in the life of a producing hydrocarbon reservoir. The observed differences between the 3-D imaged volumes can be useful in certain reservoir management applications. Multicomponent recording is an experimental technique allowing several different modes of wave propagation to be recorded and analyzed to enhance understanding of the reservoir. The technique is being investigated by a number of firms and industry consortia. Several advances in data acquisition and processing technology remain to be accomplished in order for 4-D and multicomponent recording to become techniques with wide application in the industry.

MARKETS AND CUSTOMERS

     The Company's principal customers are seismic contractors, which operate seismic data acquisition systems to collect data in accordance with their customers' specifications or for their own seismic data libraries. In addition, the Company markets and sells its products to major, independent and foreign oil and gas companies, which typically specify seismic data acquisition program parameters to contractors and consequently may stipulate use of the Company's equipment, or may operate their own seismic crews. WAII and its affiliates accounted for approximately 28% of the Company's net sales and other revenue in fiscal 1998. See Note 8 of Notes to Consolidated Financial Statements.

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

     During fiscal 1998, 1997, and 1996, approximately 35%, 43% and 45%, respectively, of the Company's net sales and other revenues were derived from sales to foreign customers. See Note 8 of Notes to Consolidated Financial Statements for information concerning geographic distribution of sales. Systems sold to domestic customers are frequently deployed internationally. Company sales are predominantly denominated in U.S. dollars. From time to time, certain foreign sales require export licenses.

     The Company normally sells its systems and products to customers on standard net 30-day terms. The Company has also provided financing arrangements to customers by installment sales contracts under which the Company typically retains a security interest in the products sold. See Item 7.- "Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources". The Company's installment sales contracts have historically required a down payment of approximately 15% of the purchase price, normally range in length from 24 to 48 months and bear interest at rates ranging from 7.0% to 12.0% per annum. See Note 3 of Notes to Consolidated Financial Statements.

     In addition, the Company has previously sold and assigned certain of its installment sales contracts and leases to third-party financing sources (or sold equipment to leasing companies, which equipment is then leased to customers), the terms of which often obligate the Company to (i) guarantee or repurchase all or a portion of the contracts and leases in the event of a default by the customer or upon certain other occurrences and/or (ii) assist the financing parties in remarketing the equipment to satisfy the obligation. See Item 7.-"Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources" and Notes 3 and 12 of Notes to Consolidated Financial Statements.

MANUFACTURING

     The Company's 109,896 square foot manufacturing facility in Stafford, Texas houses the Company's electronics assembly process, contains technological features for use in manufacturing future products and enables the Company to manufacture additional products and components assembled previously by outside vendors. The Company's 240,000 square feet facility in Alvin, Texas houses the Company's mechanical assembly processes, which are more labor intensive than electronics assembly. Products produced in the Alvin facility include vibrators, sleeve guns, land and marine cable, and marine streamers. See also Item 2. -"Facilities". Upon completion of assembly, Company products undergo functional and environmental testing and final quality assurance inspection.

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

OIL AND GAS ACTIVITIES

     As an adjunct to its research, development and marketing efforts, the Company, through its subsidiary, Output Exploration Company, Inc. ("OPEX") has, since 1992, acquired and explored certain oil and gas exploration prospects. Through May 31, 1998, OPEX had participated in drilling a total of 20 exploratory wells; eleven wells were dry holes, two wells are currently shut-in and seven wells are currently classified as productive. The level of exploration activities for the foreseeable future and the number of wells to be drilled by OPEX will depend on the degree of success of its current operations. The Company's oil and gas exploration and production activities are not material to the Company's financial position or results of operations.

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

REGULATORY MATTERS

     The Company's operations are subject to numerous local, state and federal laws and regulations in the United States and in foreign jurisdictions concerning the containment and disposal of hazardous materials. The Company does not currently foresee the need for significant expenditures to ensure continued compliance with current environmental protection laws. Regulations in this area are subject to change, and there can be no assurance that future laws or regulations will not have a material adverse effect on the Company.

EMPLOYEES

     At June 30, 1998, the Company had 1,300 employees worldwide, 1,000 of which were employed in the United States. The Company's U.S. employees are not subject to any collective bargaining agreement. The Company has never experienced a work stoppage and considers its relations with its employees to be satisfactory.

ITEM 2.  FACILITIES

     The Company's primary manufacturing facilities are as follows:

               Manufacturing Facility               Square Footage
               ----------------------               --------------
               Stafford, Texas*                        109,896
               Alvin, Texas*                           240,000
               Cork County, Ireland*                    35,630
               Norwich, England**                       31,000
               Voorschoten, The Netherlands**           30,000
                                                       -------
                                                       446,526
                                                       -------
                                                       -------

--------------
*    Owned
**   Leased

     The Company's executive headquarters (utilizing approximately 55,060 square feet) is located at 11104 West Airport, Stafford, Texas and its research and development headquarters (utilizing approximately 79,566 square feet) is adjacent to the headquarters facility. Both facilities, along with the adjacent Stafford electronics manufacturing facility, are owned by the Company and are mortgaged to secure long-term facility indebtedness. See Item 7.- "Management's Discussion and Analysis of Results of Operations and Financial Condition". The Company also leases an aggregate of 328,169 square feet of additional warehouse and office space under short-term operating leases. The machinery, equipment, buildings and other facilities owned and leased by the Company are considered by management to be sufficiently maintained and adequate for the Company's current operations.

     The Company anticipates these facilities will accommodate the Company's growth for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     On September 24, 1997, a purported class action lawsuit was filed against the Company, the former president and chief executive officer of the Company, and an executive vice president of the Company, in the U.S. District Court for the Southern District of Texas, Houston Division. The action, styled NORMAN TOCK V. INPUT/OUTPUT, INC., GARY D. OWENS AND ROBERT P. BRINDLEY, alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and state statutory and common law fraud provisions. The action was filed on behalf of purchasers of common stock of the Company that purchased shares during the period from September 17, 1996 through March 18, 1997. The complaint seeks damages in an unspecified amount plus costs and attorney's fees. The complaint alleges misrepresentations and omissions in public filings and announcements concerning the Company's business, sales and products, and disputes certain accounting methodologies employed by the Company. On October 21, 1997, a stipulation and order was entered by the court, extending the time for responses to the complaint by the defendants pending entry of an order appointing lead plaintiff and lead counsel. An amended complaint was filed on April 17, 1998. Defendants filed a motion to dismiss and brief in support thereof on June 8, 1998. No hearing on the motion to dismiss has been scheduled. The Company believes that the plaintiff's allegations are without merit, that there are meritorious defenses to the allegations and intends to defend the action vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                  P A R T   II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     The Company's Common Stock trades on the New York Stock Exchange ("NYSE") under the symbol "IO". The following table sets forth the high and low last reported sales prices of the Common Stock for the periods indicated, as reported on the NYSE composite tape.

                                                             PRICE RANGE
                                                        ----------------------
     PERIOD                                               HIGH          LOW
     ------                                             ---------     --------
     Fiscal 1998
               Fourth Quarter . . . . . . . . . .       $25 15/16     $21 1/16
               Third Quarter. . . . . . . . . . .          31 1/8       17 1/4
               Second Quarter . . . . . . . . . .        32 15/16       21 3/8
               First Quarter. . . . . . . . . . .         23 7/16      16 7/16

     Fiscal 1997
               Fourth Quarter . . . . . . . . . .       $  21         $ 13 3/4
               Third Quarter. . . . . . . . . . .          23 7/8       16 3/8
               Second Quarter . . . . . . . . . .          36 1/8           24
               First Quarter. . . . . . . . . . .          39 1/4           29

     The Company historically has not paid, and does not intend to pay in the foreseeable future, cash dividends on its Common Stock. The Company presently intends to retain earnings for use in its business, with any future decision to pay cash dividends dependent upon its growth, profitability, financial condition and other factors the Board of Directors may deem relevant. The Company's revolving line of credit agreement contains post-default prohibitions on payments of dividends and other distributions payable in cash or property. See Item 7 - "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources".

     On June 30, 1998, there were 324 stockholders of record of Common Stock and the Company believes that there were approximately 9,723 beneficial owners of Common Stock as of such date. Except as otherwise disclosed in the Company's Quarterly Reports on Form 10-Q filed during fiscal 1998, the Company made no unregistered sales of its equity securities during the fiscal period covered by this report.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data set forth below with respect to the Company's consolidated statements of operations for the five fiscal years ended May 31, 1998, 1997, 1996, 1995 and 1994 and with respect to the Company's consolidated balance sheets at May 31, 1998, 1997, 1996, 1995 and 1994 have been derived from the Company's audited consolidated financial statements. This information should be read in conjunction with Item 7 - "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the consolidated financial statements of the Company and the notes thereto included elsewhere in this Form 10-K. The share data set forth below has been adjusted to reflect the Company's two two-for-one splits of its Common Stock, which occurred in May 1994 and January 1996.

                                                                                   Year Ended May 31,
                                                           --------------------------------------------------------------------
                                                             1998           1997           1996           1995            1994
                                                           --------       --------       --------       --------       --------
STATEMENT OF OPERATIONS DATA:                                             (In thousands, except per share data)

Net sales and other revenues. . . . . . . . . . . . . .    $385,861       $281,845       $278,283       $134,698       $ 95,752
Cost of sales . . . . . . . . . . . . . . . . . . . . .     226,514        183,438        163,811         71,440         50,560
                                                           --------       --------       --------       --------       --------
  Gross profit. . . . . . . . . . . . . . . . . . . . .     159,347         98,407        114,472         63,258         45,192
                                                           --------       --------       --------       --------       --------

Operating expenses:
Research and development. . . . . . . . . . . . . . . .      32,957         22,967         23,243         11,400          7,931
Marketing and sales . . . . . . . . . . . . . . . . . .      14,646         13,288         12,027          6,789          4,673
General and administrative. . . . . . . . . . . . . . .      28,295         20,592         19,096         11,817          8,980
Non-recurring items (1) . . . . . . . . . . . . . . . .          --         15,594             --             --             --
Amortization of identified intangibles. . . . . . . . .       6,008          4,551          4,305          1,331            762
                                                           --------       --------       --------       --------       --------
Total operating expenses. . . . . . . . . . . . . . . .      81,906         76,992         58,671         31,337         22,346
                                                           --------       --------       --------       --------       --------

Earnings from operations. . . . . . . . . . . . . . . .      77,441         21,415         55,801         31,921         22,846
Interest expense. . . . . . . . . . . . . . . . . . . .      (1,081)          (793)        (2,515)           (30)          (160)
Other income. . . . . . . . . . . . . . . . . . . . . .       7,315          3,675          3,091          3,944          1,466
                                                           --------       --------       --------       --------       --------
Earnings before income taxes. . . . . . . . . . . . . .      83,675         24,297         56,377         35,835         24,152
Income taxes. . . . . . . . . . . . . . . . . . . . . .      26,776          7,700         17,700         11,335          7,589
                                                           --------       --------       --------       --------       --------
Net earnings. . . . . . . . . . . . . . . . . . . . . .    $ 56,899       $ 16,597       $ 38,677       $ 24,500       $ 16,563
                                                           --------       --------       --------       --------       --------
                                                           --------       --------       --------       --------       --------

Basic earnings per common share (2) . . . . . . . . . .    $   1.29       $   0.38       $   0.98       $   0.68       $   0.55
                                                           --------       --------       --------       --------       --------
                                                           --------       --------       --------       --------       --------

Weighted average number of common
  shares outstanding (2). . . . . . . . . . . . . . . .      43,962         43,181         39,631         36,043         30,015
                                                           --------       --------       --------       --------       --------
                                                           --------       --------       --------       --------       --------

Diluted earnings per common share (2) . . . . . . . . .    $   1.28       $   0.38       $   0.95       $   0.66       $   0.54
                                                           --------       --------       --------       --------       --------
                                                           --------       --------       --------       --------       --------

Weighted average number of diluted
  common shares outstanding (2) . . . . . . . . . . . .      44,430         43,820         40,609         36,928         30,789
                                                           --------       --------       --------       --------       --------
                                                           --------       --------       --------       --------       --------

                                                                                       As of May 31,
                                                           --------------------------------------------------------------------
                                                             1998           1997           1996           1995           1994
                                                           --------       --------       --------       --------       --------
BALANCE SHEET DATA (END OF YEAR):                                                     (In thousands)

Working capital . . . . . . . . . . . . . . . . . . . .    $239,621       $170,427       $165,225       $104,908       $ 87,558
Total assets. . . . . . . . . . . . . . . . . . . . . .     489,663        384,658        355,465        165,487        132,000
Short-term debt, including current
  installments of long-term debt (3). . . . . . . . . .         986            912             --             --            591
Long-term debt (3). . . . . . . . . . . . . . . . . . .      10,011         11,000             --             --             --
Stockholders' equity. . . . . . . . . . . . . . . . . .     415,700        338,614        317,204        146,712        115,659

OTHER DATA:

Capital expenditures. . . . . . . . . . . . . . . . . .    $  6,960       $ 26,966       $ 10,240       $  5,979       $  4,010
Depreciation and amortization . . . . . . . . . . . . .      16,816         12,558         10,152          3,570          1,877

------------------
(1) See Note 14 of Notes to Consolidated Financial Statements for information with respect to the Company's non-recurring items.

(2) Earnings per common share data have been retroactively restated for the Company's adoption, in fiscal 1998, of Statement of Financial Accounting Standard No. 128 "Earnings per Share". See note 1(k) of Notes to Consolidated Financial Statements.

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

ANNUAL RESULTS OF OPERATIONS

     The following table sets forth for fiscal years 1998, 1997 and 1996, the percentage relationship to net sales and other revenues of certain expenses and earnings together with the percentage change in such items:

                                                                  AS A PERCENTAGE OF NET SALES
                                                                        YEAR ENDED MAY 31,                    PERCENT CHANGE
                                                              ------------------------------------       ------------------------
                                                               1998           1997           1996        1997-1998      1996-1997
                                                              ------         ------         ------       ---------      ---------
Statement of Operations Data:
  Net sales and other revenues. . . . . . . . . . . . .       100.0%         100.0%         100.0%          36.9%           1.3%
    Cost of sales . . . . . . . . . . . . . . . . . . .        58.7           65.1           58.9           23.5           12.0
                                                              -----          -----          -----

      Gross profit. . . . . . . . . . . . . . . . . . .        41.3           34.9           41.1           61.9          (14.0)
                                                              -----          -----          -----

Operating expenses:
        Research and development. . . . . . . . . . . .         8.5            8.2            8.4           43.5           (1.2)
        Marketing and sales . . . . . . . . . . . . . .         3.8            4.7            4.3           10.2           10.5
        General and administrative  . . . . . . . . . .         7.3            7.3            6.9           37.4            7.8
        Non-recurring items . . . . . . . . . . . . . .          --            5.5             --         (100.0)         100.0
        Amortization of identified intangibles  . . . .         1.6            1.6            1.5           32.0            5.7
                                                              -----          -----          -----
          Total operating expenses  . . . . . . . . . .        21.2           27.3           21.1            6.4           31.2
                                                              -----          -----          -----

Earnings from operations  . . . . . . . . . . . . . . .        20.1            7.6           20.1          261.6          (61.6)
Interest expense  . . . . . . . . . . . . . . . . . . .        (0.3)          (0.3)          (0.9)          36.3          (68.5)
Other income  . . . . . . . . . . . . . . . . . . . . .         1.9            1.3            1.1           99.0           18.9
                                                              -----          -----          -----

Earnings before income taxes  . . . . . . . . . . . . .        21.7            8.6           20.3          244.4          (56.9)
Income taxes  . . . . . . . . . . . . . . . . . . . . .         6.9            2.7            6.4          247.7          (56.5)
                                                              -----          -----          -----

Net earnings  . . . . . . . . . . . . . . . . . . . . .        14.8%           5.9%          13.9%         242.8%         (57.1)%
                                                              -----          -----          -----
                                                              -----          -----          -----

NET SALES AND OTHER REVENUES

     Net sales and other revenues consist primarily of seismic data acquisition system and component sales. Net sales and other revenues for fiscal 1998 were $385.9 million, an increase of $104.0 million, or 36.9%, over fiscal 1997 due primarily to substantially increased demand for, and sales of, land seismic data acquisition systems and related components, compared to fiscal 1997.

     Net sales and other revenues for fiscal 1997 were $281.8 million, an increase of $3.6 million, or 1.3%, over fiscal 1996. Although year-to-year sales were comparable, the mix of sales changed. Marine equipment sales increased with the sale of 12 of the Company's MSX marine systems introduced in fiscal 1997. This increase in marine equipment sales was partially offset by a decline in land equipment sales.

GROSS PROFITS

     The gross profit margins of the Company for 1998 increased primarily due to the substantial increase in land product sales, which feature higher gross profit percentages than many of the Company's other products.

     The gross profit margins of the Company for the years ended May 31, 1997 and 1996 were negatively impacted by the addition of lower margin products resulting from the WGEP Acquisition. In addition, during fiscal 1997 the Company experienced competitive pricing pressures related to its land seismic acquisition systems which negatively impacted its gross profit margins.

RESEARCH AND DEVELOPMENT

     Fiscal 1998 research and development expenses increased $10.0 million, or 43.5%, from the prior year, to $33.0 million. As a percentage of sales, expenses were consistent with the prior year's expenses.

     Fiscal 1997 research and development expenses decreased $276,000, or 1.2%, from the prior year, to $23.0 million. As a percentage of sales, expenses were consistent with the prior year's expenses.

MARKETING AND SALES

     Fiscal 1998 marketing and sales expenses increased $1.4 million, or 10.2%, over fiscal 1997 primarily due to increased third party agent commissions on sales, offset in part by a decrease in convention/exhibition costs and advertising expense that resulted in a decline in marketing and sales expenses as a percentage of net sales and other revenues.

     Fiscal 1997 marketing and sales expenses increased $1.3 million, or 10.5%, over fiscal 1996 primarily due to increased convention/exhibition costs and advertising expense related to new product lines.

GENERAL AND ADMINISTRATIVE

     Fiscal 1998 general and administrative expenses increased $7.7 million, or 37.4%, over the prior year to $28.3 million, primarily due to increased compensation expense, increased bad-debt allowance due to increased sales, increased data processing expense and increased depreciation and amortization.

     Fiscal 1997 general and administrative expenses increased $1.5 million, or 7.8%, over the prior year to $20.6 million, primarily due to increased non-recurring advisory and professional fees and increased bad-debt allowance.

NON-RECURRING ITEMS

     There were no non-recurring item charges in fiscal 1998 and fiscal 1996.

     Fiscal 1997 non-recurring items were $15.6 million, consisting of losses related to the insolvency of a customer, a write-down of capitalized exploration costs and personnel expenses incurred in organizational changes.

AMORTIZATION OF IDENTIFIED INTANGIBLES

     Fiscal 1998 amortization of identified intangibles increased $1.5 million, or 32.0%, over the prior year primarily due to the amortization of additional goodwill and intangibles related to the Company's two acquisitions during fiscal 1998.

          Fiscal 1997 amortization of identified intangibles increased $246,000, or 5.7%, over the prior year due to the amortization of additional goodwill related to acquisitions.

OPERATING INCOME

     Earnings from operations increased $56.0 million, or 261.6%, in fiscal 1998 to $77.4 million compared to $21.4 million in the prior year, primarily due to increased sales, improved gross profit margin and the absence of non-recurring charges in fiscal 1998.

     Earnings from operations decreased $34.4 million, or 62%, in fiscal 1997 to $21.4 million compared to $55.8 million in the prior year, primarily due to decreased profit margins and the fiscal 1997 non-recurring charges.

INTEREST EXPENSE

     Interest expense increased $288,000 in fiscal 1998 compared to fiscal 1997, primarily due to the fiscal 1998 results' including a full year of interest expense on the ten-year-term facilities financing completed in August 1996. Interest expense in fiscal 1998 was $1.1 million.

          Interest expense decreased $1.7 million in fiscal 1997 compared to fiscal 1996 due to the repayment during fiscal 1996 of a $70 million acquisition term loan, which was partially offset by the ten-year-term facilities financing completed in August 1996. Interest expense in fiscal 1997 was $793,000. See "Liquidity and Capital Resources" below and Note 6 of Notes to Consolidated Financial Statements.

INCOME TAX EXPENSE

     The effective tax rate for fiscal 1998, 1997 and 1996 were approximately 32.0%, 31.7% and 31.4%, respectively. See Note 1 and Note 9 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     GENERAL. The Company has traditionally financed its operations from internally generated cash, its working capital credit facilities, and funds from equity financings. Cash flows from operating activities before changes in working capital items were $73.8 million for the year ended May 31, 1998. Cash flows from operating activities after changes in working capital items were $75.1 million for the year ended May 31, 1998, primarily due to increases in net earnings and increased depreciation and amortization expense. The higher level of sales during fiscal 1998 principally accounted for the increases in receivables, inventories, payables, and accrued expenses, compared to fiscal 1997.

     The Company experienced higher levels of cash and cash equivalents (approximately $72.3 million as of May 31, 1998) as a result of increased sales during fiscal 1998 compared to fiscal 1997 sales. Trade notes receivable as of May 31, 1998 increased 30.4% compared to trade notes receivable at May 31, 1997; the increase was less than the proportionate increase in sales, signifying slightly less reliance on financed sales during fiscal 1998. For information concerning the Company's sales finance activities, see Item 1. "Business - Markets and Customers".

     Accounts payable and accrued expenses at May 31, 1998 were 70.2% higher than at May 31, 1997, primarily reflecting the increased levels of sales and increase in inventory during fiscal 1998. The Company's various working capital accounts can vary in amount substantially from period to period depending upon the Company's levels of sales, product mix sold, demand for its products, percentages of cash versus credit sales, collection rates, inventory levels, and general economic and industry factors.

     Cash flows used in investing activities were $18.3 million for the year ended May 31, 1998 as compared to $27.8 million in the prior year. The $9.5 million decrease in cash used in investing activities is primarily due to a $20.0 million decrease in property, plant and equipment purchases, mostly attributable to the prior year's construction of the Company's manufacturing facility in Stafford, Texas, and related new machinery and equipment purchases for that facility. This decrease was partially offset by a $10.3 million increase in cash used for the acquisition of net assets and business due to the fiscal 1998 acquisitions of Green Mountain Geophysical, Inc. and CompuSeis, Inc. See Item 1. "Business - Products".

     Cash flows from financing activities were $12.9 million for the year ended May 31, 1998, compared to $16.6 million in the prior year. The $3.7 million decrease in cash provided by financing activities is primarily due to the fact that the Company made no bank borrowings in fiscal 1998, compared to fiscal 1997 during which the Company incurred $23.9 million in bank borrowings. This decrease in borrowing was offset in part by an $11.0 million decrease in debt payments, an $8.1 million increase in proceeds from the exercise of stock options and related tax benefit, and $1.0 million of proceeds from purchases under the Company's Employee Stock Purchase Plan.

     In August 1996, the Company obtained a $12.5 million ten-year term mortgage loan to finance the construction of its new electronics manufacturing facility in Stafford, Texas. The loan is secured by the Company's land, buildings and improvements housing its executive and research and development headquarters as well as the adjacent manufacturing facility. The mortgage loan bears interest at the fixed rate of 7.875% per annum and is repayable in equal monthly installments of principal and interest of $151,439. The promissory note contains certain prepayment penalties. As of May 31, 1998, $11.0 million in indebtedness was outstanding under this mortgage loan. See Note 6 of Notes to Consolidated Financial Statements.

     Capital expenditures for property, plant, and equipment totaled $7.0 million for fiscal 1998 and are expected to aggregate $17.0 million for fiscal 1999 due to increased expenditures for test equipment in research and development and updated equipment in manufacturing. The Company believes that the combination of its existing working capital, unused credit available under its working capital credit facility, internally generated cash flow and access to other financing sources, will be adequate to meet its anticipated capital and liquidity requirements for the foreseeable future.

     CREDIT AGREEMENT. On February 27, 1998, the Company entered into a Credit Agreement with certain lenders, including Bank One, Texas, N.A., as administrative agent for the lenders. The credit facility under the Credit Agreement replaced the Company's existing revolving working capital line of credit. The maximum amount available for borrowings under the Credit Agreement is $50 million. In addition, up to $15 million of credit available under the Credit Agreement may be used, as needed, by the Company for letters of credit. Indebtedness under the Credit Agreement will mature on February 27, 2001. Borrowings under the Credit Agreement may be made to finance the Company's working capital, capital expenditures, acquisitions permitted under the Credit Agreement and for general corporate purposes. Outstanding indebtedness under the Credit Agreement will bear interest, at the Company's option, at fluctuating interest rates based upon a prime rate or a eurodollar rate plus a credit margin that fluctuates depending upon the Company's ratio of funded debt to capitalization. In addition, the Company must pay a commitment fee for unused amounts available under the credit facility, in an amount also based upon the Company's ratio of funded debt to capitalization.

     The obligations of the Company under the Credit Agreement are unsecured, except for a first lien pledge of the capital stock of certain wholly-owned subsidiaries of the Company that the lenders consider to be "material subsidiaries". Additionally, certain of these wholly-owned subsidiaries have guaranteed the Company's obligations under the Credit Agreement.

     The Credit Agreement contains certain covenants, including (i) restrictions on liens on the assets of the Company and its subsidiaries, (ii) limitations on acquisitions of unaffiliated businesses, (iii) limitations on mergers, consolidations and the sale of substantially all of the assets of the Company or its subsidiaries, and (iv) limitations on indebtedness permitted to be incurred or assumed by the Company and its subsidiaries, and certain investments (including investments in partnerships and joint ventures) that may be made by the Company and its subsidiaries, if such indebtedness or investments would result in the failure by the Company to be in compliance with its financial ratios and other covenants.

     The Credit Agreement also contains provisions restricting the amount of capital expenditures (excluding capital expenditures in connection with permitted acquisitions) that the

Company and its subsidiaries may make in any fiscal year ($30 million for any fiscal year). Further, the Credit Agreement requires the Company to maintain and comply with certain financial covenants and ratios, including a current ratio, a maximum funded debt to capitalization ratio, a fixed charge coverage ratio and a covenant requiring that the Company maintain a certain minimum tangible net worth. As of June 30, 1998, the Company had no indebtedness outstanding under its Credit Agreement.

     YEAR 2000. Historically, most computer systems have utilized software that process transactions using two digits to represent the year of the transaction (i.e., 97 represents the year 1997). This software needs to be modified to properly process dates beyond December 31, 1999 and to avoid miscalculation or system failures (the "Year 2000 issue"). The Company is currently working to resolve the potential impact of the Year 2000 issue on the computerized information systems it utilizes internally, and with regard to its products and customers.

     The Company has completed a preliminary assessment of the Year 2000 issue with respect to the systems and software internally utilized in its business enterprise. The Company is currently in the process of bringing its internally utilized information system software into compliance and estimates that such software will be fully Year 2000 compliant by mid-1999. While the Company will be unable to make a firm estimate of the projected dollar expenditures required to bring the Company's internally utilized system into full Year 2000 compliance until the Company's final assessment is completed, based on information available from its preliminary assessment, the Company does not currently believe that this amount will be material to its business, operations or financial condition or have a material impact on its financial position, results of operations or liquidity.

     While the Company has not yet completed its overall assessment of the Year 2000 issue with respect to its products sold to customers, it has formed a cross-functional focus team responsible for this area. The focus team is in the process of reviewing these issues and contacting certain of the Company's suppliers and customers to assist them in identifying and resolving Year 2000 issues. Because its assessment is not yet completed, the Company has not yet determined whether it, its customers or its suppliers have any material Year 2000 issues, and if so, the potential impact on the Company's operations, results of operations or financial position. See "Cautionary Statement for Purposes of Forward-Looking Statements - Risks Related to Year 2000 Issues".

     The Company expects its customer policy regarding Year 2000 issues affecting products sold by the Company will be as follows: (i) products for which the Company's limited warranty policy has not yet lapsed will be covered under the Company's limited warranty policy; and (ii) customers will be offered, on a fee basis, upgrades to those products for which the Company's limited warranty policy has lapsed. A relatively small number of customers has accounted for most of the Company's net sales, although the degree of sales concentration with any one customer has varied from fiscal year to year. The loss of any of these customers could have a material adverse impact on the Company's operations, results of operations or financial position.

     OTHER. Demand for the Company's products is dependent upon the level of worldwide oil and gas exploration and development activity. Such activity in turn is primarily dependent upon oil and gas prices, which have been subject to wide fluctuation in recent years. Worldwide oil prices are currently at their lowest levels since 1986. Continuing low prices for hydrocarbon production have in certain instances resulted in lower exploration budgets by oil companies, which may in turn result in a reduction in demand for seismic data acquisition services and equipment, including the Company's products. It is impossible to predict future oil and natural gas price movements with any certainty, and no predictions can be made as to the effect, or the extent of the effect, if any, on the demand for the Company's products resulting from lower oil prices worldwide. In addition, to the extent that economic conditions in the Former Soviet Union or in Asia negatively affect future sales to the Company's customers in those regions or the collectibility of the receivables from those sales, such conditions may adversely affect the Company's future results of operations, liquidity and financial condition.
See "Cautionary Statement for Purposes of Forward-Looking Statements - Uncertainty of Energy Industry Conditions" and "Risk From Significant Amount of Foreign Sales".

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
130). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997, and will be adopted by the Company in the first quarter of fiscal 1999. As SFAS 130 establishes standards for reporting and display, the Company does not expect the adoption of this statement to have a material impact on its financial condition or results of operations.

CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD-LOOKING STATEMENTS

     Certain information contained in this Annual Report on Form 10-K (including statements contained in Part II., Item 7. "Management's Discussion and Analysis of Results of Operation and Financial Condition" and in Part I, Item 3. "Legal Proceedings"), as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and are subject to the "Safe Harbor" provisions of that section. This information includes, without limitation, statements concerning future revenues, future earnings, future costs, future margins and future expenses; anticipated product releases and technological advances; the future mix of business and future asset recoveries; contingent liabilities; Year 2000 issues; the inherent unpredictability of adversarial proceedings; and future demand for the Company's products, future industry conditions and trends, future capital expenditures, and future financial condition. These statements are based on current expectations and involve a number of risks and uncertainties, including those set forth below and elsewhere in this Annual Report. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.

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

     UNCERTAINTY OF ENERGY INDUSTRY CONDITIONS. Demand for the Company's products is dependent upon the level of worldwide oil and gas exploration and development activity. Such activity in turn is primarily dependent upon oil and gas prices, which have been subject to wide fluctuation in recent years in response to relatively minor changes in the supply and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond the control of the Company. Worldwide oil prices are currently at their lowest levels since 1986. Continuing low prices for hydrocarbon production may result in lower exploration budgets by oil companies, which may in turn result in a reduction in demand for seismic data acquisition equipment, including the Company's products. It is impossible to predict future oil and natural gas price movements with any certainty. No assurances can be given as to future levels of worldwide oil and natural gas prices, the future level of activity in the oil and gas exploration and development industry and their relationship(s) to the demand for the Company's products.

     RISKS RELATED TO TIMING OF PRODUCT SHIPMENTS. Due to the relatively high sales price of the Company's products and relatively low unit sales volume, the timing in the shipment of systems and the mix of products sold can produce fluctuations in quarter-to-quarter financial performance. See Note 13 of Notes to Consolidated Financial Statements. One of the factors which may affect the Company's operating results from time to time is that a substantial portion of its net sales and other revenues in any period may result from shipments during the latter part of a period. Because the Company establishes its sales and operating expense levels based on its operational goals, if shipments in any period do not meet goals, revenues and net profits may be adversely affected. The Company believes that factors which could affect such timing in shipments include, among others, seasonality of end-user markets, availability of purchaser financing, manufacturing lead times and shortages of system components. In addition, because the Company typically operates, and expects to continue to operate, without a significant backlog of orders for its products, the Company's manufacturing plans and expenditure levels are based principally on sales forecasts, which sometimes results in inventory excesses and imbalances from time to time.

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

     RISKS RELATED TO YEAR 2000 ISSUES. While the Company is currently assessing the potential impact of the Year 2000 issue, it has not yet completed its review. The problems actually encountered by the Company in addressing its Year 2000 issues may be more pervasive than anticipated by management, and if so, could have adverse effects on the Company's operations, results of operations or financial condition. See " - Liquidity and Capital Resources - Year 2000."

     CREDIT RISK FROM SALES ARRANGEMENTS. The Company sells to many customers on extended-term arrangements. Moreover, in connection with certain sales of its systems and equipment, the Company has guaranteed certain loans from unaffiliated parties to purchasers of such systems and equipment. In addition, the Company has sold contracts and leases to third-party financing sources, the terms of which often obligate the Company to repurchase the contracts and leases in the event of a customer default or upon certain other occurrences. Performance of the Company's obligations under these arrangements could have a material adverse effect on the Company's financial condition. A number of significant payment defaults by customers could have a material adverse effect on the Company's financial position and results of operations. See Notes 12 and 14 of Notes to Consolidated Financial Statements.

     RISK FROM SIGNIFICANT AMOUNT OF FOREIGN SALES. Sales outside the United States have historically accounted for a significant part of the Company's net sales and other revenues. Foreign sales are subject to special risks inherent in doing business outside of the United States, including the risk of war, civil disturbances, embargo and government activities, which may disrupt markets and affect operating results. Foreign sales are also generally subject to the risks of compliance with additional laws, including tariff regulations and import/export restrictions. The Company is, from time to time, required to obtain export licenses and there can be no assurance that it will not experience difficulty in obtaining such licenses as may be required in connection with export sales. Sales to customers in the Former Soviet Union increased by $15.2 million to $31.8 million in fiscal 1998 compared to fiscal 1997. See Note 8 of Notes to Consolidated Financial Statements.

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

     RELIANCE ON SIGNIFICANT CUSTOMERS. A relatively small number of customers has accounted for most of the Company's net sales, although the degree of sales concentration with any one customer has varied from fiscal year to year. During fiscal 1998, 1997 and 1996 the two largest customers in each of those years accounted for 35%, 45% and 42%, respectively, of the

Company's net sales and other revenues. The loss of either of these customers could have a material adverse effect on the Company's sales revenues.

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

     RISKS OF STOCK VOLATILITY AND ABSENCE OF DIVIDENDS. In recent years, the stock market in general and the market for energy and technology stocks in particular, including the Company's common stock, have experienced extreme price fluctuations. There is a risk that stock price fluctuation could impact the Company's operations. Changes in the price of the Company's common stock could affect the Company's ability to successfully attract and retain qualified personnel or complete desirable business combinations or other transactions in the future. The Company has historically not paid cash dividends on its capital stock, and there can be no assurances that the Company will do so in the future.

     RISKS RELATED TO ACQUISITIONS. To implement its business plans, the Company may make further acquisitions in the future. Acquisitions require significant financial and management resources both at the time of the transaction and during the process of integrating the newly acquired business into the Company's operations. The Company's operating results could be adversely affected if it is unable to successfully integrate such new companies into its operations. Certain acquisitions or strategic transactions may be subject to approval by the other party's shareholders, United States or foreign governmental agencies, or other third parties. Accordingly, there is a risk that important acquisitions or transactions could fail to be concluded as planned. Future acquisitions by the Company could also result in issuances of equity securities or the rights associated with the equity securities, which could potentially dilute earnings per share. In addition, future acquisitions could result in the incurrence of additional debt, taxes, or contingent liabilities, and amortization expenses related to goodwill and other intangible assets. These factors could adversely affect the Company's future operating results and financial position.

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

     The foregoing review of factors pursuant to the Private Securities Litigation Reform Act of 1995 should not be construed as exhaustive. In addition to the foregoing, the Company wishes to refer readers to other factors discussed elsewhere in this report as well as the Company's other filings and reports with the Securities and Exchange Commission, including its recent reports on Forms 10-Q, for a further discussion of risks and uncertainties which could cause actual results to differ materially from those contained in forward-looking statements. The Company undertakes no obligation to publicly release the result of any revisions to any such forward-looking statements which may be made to reflect the events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is currently not required to provide disclosures required by Regulation S-K Item 305 pursuant to General Instruction 1. to Paragraphs 305(a), 305(b), 305(c), 305(d) and 305(e) of Item 305. The Company's sales and financial instruments are principally denominated in U.S. dollars and the Company does not invest or intend to invest in derivative financial instruments or derivative commodity instruments. The Company's principal market risk is floating interest rate risk on indebtedness under its Credit Agreement.

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


                                  P A R T  III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is contained in the Company's definitive Proxy Statement to be distributed in connection with its 1998 Annual Meeting of Stockholders under the captions "Management" and "Voting and Stock Ownership of Management and Principal Stockholders" and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is contained in the Company's definitive Proxy Statement to be distributed in connection with its 1998 Annual Meeting of Stockholders under the caption "Remuneration of Directors and Officers" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is contained in the Company's definitive Proxy Statement to be distributed in connection with its 1998 Annual Meeting of Stockholders under the caption "Voting and Stock Ownership of Management and Principal Stockholders" and is incorporated herein by reference.

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

            3.2   --Certificate of Amendment to the Amended and Restated
                    Certificate of Incorporation, dated October 11, 1996, filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997 and incorporated herein by reference.

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

          *10.2   --Royalty Agreement, dated November 6, 1992, between I/O
                    Sensors, Inc., Triton and Triton Technologies, Inc., filed as Exhibit 10.2 to the 1993 Form 10-K and incorporated herein by reference.

         **10.3   --1990 Restricted Stock Plan, filed as Exhibit 10.3 to the
                    Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995 and incorporated herein by reference.

         **10.4   --Amended and Restated 1990 Stock Option Plan, filed as
                    Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997 and incorporated herein by reference.

         **10.5   --Input/Output, Inc. 1996 Management Incentive Program,
                    filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997 and incorporated herein by reference.

           10.6 --Input/Output, Inc. 401(k) Plan, filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995 and incorporated herein by reference.

         **10.7   --Amended Directors Retirement Plan, filed as Exhibit 10.7 to the Company's Annual Report on form 10-K for the fiscal year ended May 31, 1997 and incorporated herein by reference.

         **10.8   --Amended and Restated 1991 Directors Stock Option Plan,
                    filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Registration No. 33-85304) filed with the Securities and Exchange Commission on October 19, 1994, and incorporated herein by reference.

         **10.9   --Amendment to the Amended and Restated 1991 Directors Stock
                    Option Plan, filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997 and incorporated herein by reference.

        **10.10   --Supplemental Executive Retirement Plan, filed as Exhibit
                    10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997 and incorporated herein by reference.

         **10.11  --Amendment No. 1 to the Company's Supplemental Executive
                    Retirement Plan, effective January 17, 1997, filed as
                    Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997 and incorporated herein by reference.

         **10.12  --Supplemental Executive Retirement Trust, filed as Exhibit
                    10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997 and incorporated herein by reference.

         **10.13  --Amendment No. 1 to the Company's Supplemental Executive
                    Retirement Trust, effective January 17, 1998, filed as
                    Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997 and incorporated herein by reference.

         **10.14  --Employment Agreement, dated February 6, 1991, between the
                    Company and Robert P. Brindley, filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995 and incorporated herein by reference.

         **10.15  --Amendment No. 1 to Employment Agreement between the
                    Company and Robert P. Brindley dated March 31, 1997, filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997 and incorporated herein by reference.

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

        **10.23   --Input/Output, Inc. 1996 Non-Employee Director Stock Option
                    Plan, filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997 and incorporated herein by reference.

          10.24 --Rights Agreement, dated as of January 17, 1997, by and between Input/Output, Inc. and Harris Trust and Savings Bank, as Rights Agent, including exhibits thereto, filed as
                    Exhibit 4 to the Company's Form 8-A dated January 27, 1997 and incorporated herein by reference.

          10.25   --Input/Output, Inc. Employee Stock Purchase Plan, filed as
                    Exhibit 4.4 to the Company's Registration Statement on Form S-8 (Registration No. 333-24125) filed with the Securities and Exchange Commission on March 18, 1997 and incorporated herein by reference.

        **10.26   --Employment Agreement, effective as of May 16, 1997,
                    between the Company and Charles E. Selecman, filed as
                    Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997 and incorporated herein by reference.

        **10.27   --Employment Agreement, effective as of January 1, 1998
                    between the Company and W. J. Zeringue, filed as Exhibit
                    10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 1998 and incorporated here in by reference.

          10.28 --Credit Agreement, dated as of February 27, 1998 among the Company, certain lenders and Bank One, Texas, N.A. as agent for the lenders filed as Exhibit 10.2 to the Company's Quarterly Report on form 10-Q for the fiscal quarter ended February 28, 1998 and incorporated herein by reference.

          10.29 --Corporate Guaranty of the Company dated August 29, 1997 for the benefit of BTM Capital Corporation filed as Exhibit
                    10.1 to the Company's Quarterly Report on form 10-Q for the fiscal quarter ended August 31, 1997 and incorporated herein by reference.

          *21.1   --Subsidiaries of the Company.

          *23.1   --Consent of KPMG Peat Marwick LLP.

          *24.1   --The Power of Attorney is set forth on the signature page hereof.

          *27.1   --Financial Data Schedule. (included in EDGAR copy only)

           99.1 --Information required by Form 11-K with respect to the Input/Output, Inc. Employee Stock Purchase Plan will be filed as an amendment to this Annual Report on Form 10-K within 120 days of the end of the fiscal year of the plan (i.e. June 30) as permitted by Rule 15d-21 under the Securities Exchange Act of 1934, as amended.

*    Filed herewith.

**   Management contract or compensatory plan or arrangement.


 (b) REPORTS ON FORM 8-K
     No reports on Form 8-K were filed by the Company during the quarter ended
      May 31, 1998.

 (c) EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K.
     Reference is made to subparagraph (a) (3) of this Item 14 which is incorporated herein by reference.

 (d) NOT APPLICABLE.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED IN THE CITY OF STAFFORD, STATE OF TEXAS, ON JULY 27, 1998.

                                       Input/Output, Inc.

                                       By /s/ W. J. ZERINGUE
                                          ------------------------------
                                          W. J. ZERINGUE,
                                          CHAIRMAN, PRESIDENT AND
                                          CHIEF EXECUTIVE OFFICER


                              POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints W. J. Zeringue and Robert P. Brindley and each of them, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all documents relating to the Annual Report on Form 10-K, including any and all amendments and supplements thereto, for the fiscal year ended May 31, 1998, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS ANNUAL REPORT ON FORM 10-K HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

        NAME                           CAPACITIES                             DATE
        ----                           ----------                             ----
/s/ W. J. Zeringue            Chairman, President                          July 27, 1998
----------------------------  and Chief Executive Officer
     W. J. ZERINGUE           (Principal Executive Officer)

/s/ Robert P. Brindley        Director, Executive Vice President           July 27, 1998
----------------------------  Worldwide Sales
    ROBERT P. BRINDLEY

/s/ Shelby H. Carter, Jr.     Director                                     July 27, 1998
----------------------------
  SHELBY H. CARTER, JR.

/s/ Ernest E. Cook            Director                                     July 27, 1998
----------------------------
     ERNEST E. COOK

/s/ Theodore H. Elliott, Jr.  Director                                     July 27, 1998
----------------------------
     THEODORE H. ELLIOTT, JR.

/s/ G. Thomas Graves III      Director                                     July 27, 1998
----------------------------
     G. THOMAS GRAVES III

/s/ Charles E. Selecman       Director                                     July 27, 1998
----------------------------
     CHARLES E. SELECMAN

/s/ Gay Stanley Mayeux        Vice President and Chief Financial           July 27, 1998
----------------------------  Officer (Principal Financial Officer)
     GAY STANLEY MAYEUX

/s/ Ronald A. Harris          Vice President and Controller                July 27, 1998
----------------------------  (Principal Accounting Officer)
     RONALD A. HARRIS

                        INPUT/OUTPUT, INC. AND SUBSIDIARIES
                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Input/Output, Inc. and Subsidiaries:                                    PAGE
                                                                        ----
  Independent Auditors' Report. . . . . . . . . . . . . . . . . . . . .  F-2

  Consolidated Balance Sheets
    - May 31, 1998 and 1997 . . . . . . . . . . . . . . . . . . . . . .  F-3

  Consolidated Statements of Operations
    - Years Ended May 31, 1998, 1997 and 1996 . . . . . . . . . . . . .  F-4

  Consolidated Statements of Stockholders' Equity
    - Years Ended May 31, 1998, 1997 and 1996 . . . . . . . . . . . . .  F-5

  Consolidated Statements of Cash Flows
    - Years Ended May 31, 1998, 1997 and 1996 . . . . . . . . . . . . .  F-6

  Notes to Consolidated Financial Statements. . . . . . . . . . . . . .  F-7

  Schedule II - Valuation and Qualifying Accounts . . . . . . . . . . .  F-24

                            INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Input/Output, Inc.:


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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Input/Output, Inc. and subsidiaries as of May 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                 KPMG PEAT MARWICK LLP

Houston, Texas
June 24, 1998

                            INPUT/OUTPUT, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                             (IN THOUSANDS, EXCEPT SHARE DATA)

                               ASSETS                                May 31,
                                                             --------------------
                                                                1998       1997
                                                             --------    --------
Current assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . . $ 72,275    $  2,573
   Trade accounts receivable, less allowance for doubtful
      accounts of $3,137 and $1,740 in 1998 and 1997,
      respectively . . . . . . . . . . . . . . . . . . . . .   68,257      61,788
   Trade notes receivable, less allowance for doubtful
      notes of $3,954 and $7,078 in 1998 and 1997,
      respectively (note 3). . . . . . . . . . . . . . . . .   38,987      27,800
   Income taxes receivable (note 9). . . . . . . . . . . . .       --       2,403
   Inventories, net (note 2) . . . . . . . . . . . . . . . .  120,206     106,337
   Prepaid expenses. . . . . . . . . . . . . . . . . . . . .    2,649       1,939
                                                             --------    --------
      Total current assets . . . . . . . . . . . . . . . . .  302,374     202,840
Long-term trade notes receivable (note 3). . . . . . . . . .   32,487      27,003
Deferred income tax asset, net (note 9). . . . . . . . . . .    2,896       3,097
Property, plant and equipment, net (note 4). . . . . . . . .   69,303      78,376
Goodwill, net of accumulated amortization of $12,993 and
      $8,001 in 1998 and 1997, respectively. . . . . . . . .   68,414      61,024
Other assets . . . . . . . . . . . . . . . . . . . . . . . .   14,189      12,318
                                                             --------    --------
                                                             $489,663    $384,658
                                                             --------    --------
                                                             --------    --------

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable, principally trade . . . . . . . . . . . $ 33,107    $ 13,143
   Current installments of debt (note 6) . . . . . . . . . .      986         912
   Accrued expenses (note 5) . . . . . . . . . . . . . . . .   20,521      18,358
   Income taxes payable (note 9) . . . . . . . . . . . . . .    8,139          --
                                                             --------    --------
      Total current liabilities. . . . . . . . . . . . . . .   62,753      32,413
Long-term debt (note 6). . . . . . . . . . . . . . . . . . .   10,011      11,000
Other liabilities (note 11). . . . . . . . . . . . . . . . .    1,199       2,631
Commitments and contingencies (notes 10, 11 and 12)
Stockholders' equity (note 7):
   Preferred stock, $.01 par value; authorized
      5,000,000 shares, none issued. . . . . . . . . . . . .       --          --
   Common stock, $.01 par value; authorized
      100,000,000 shares; issued 44,584,634 shares
      in 1998 and 43,280,851 shares in 1997. . . . . . . . .      446         433
   Additional paid-in capital. . . . . . . . . . . . . . . .  240,746     218,973
   Retained earnings . . . . . . . . . . . . . . . . . . . .  177,885     121,116
   Cumulative translation adjustment . . . . . . . . . . . .   (2,063)     (1,673)
   Unamortized restricted stock compensation . . . . . . . .   (1,314)       (235)
                                                             --------    --------
      Total  stockholders' equity. . . . . . . . . . . . . .  415,700     338,614
                                                             --------    --------
                                                             $489,663    $384,658
                                                             --------    --------
                                                             --------    --------

             See accompanying notes to consolidated financial statements.


                                     F-3
H

                     INPUT/OUTPUT, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                      Years ended May 31,
                                                           ----------------------------------------
                                                              1998           1997           1996
                                                           ----------     ----------     ----------
Net sales and other revenues (notes 8 and 10). . . . .       $385,861       $281,845       $278,283
Cost of sales. . . . . . . . . . . . . . . . . . . . .        226,514        183,438        163,811
                                                           ----------     ----------     ----------
       Gross profit. . . . . . . . . . . . . . . . . .        159,347         98,407        114,472
                                                           ----------     ----------     ----------
Operating expenses:
   Research and development. . . . . . . . . . . . . .         32,957         22,967         23,243
   Marketing and sales . . . . . . . . . . . . . . . .         14,646         13,288         12,027
   General and administrative. . . . . . . . . . . . .         28,295         20,592         19,096
   Non-recurring items . . . . . . . . . . . . . . . .             --         15,594             --
   Amortization of identified intangibles. . . . . . .          6,008          4,551          4,305
                                                           ----------     ----------     ----------
       Total operating expenses. . . . . . . . . . . .         81,906         76,992         58,671
                                                           ----------     ----------     ----------
Earnings from operations . . . . . . . . . . . . . . .         77,441         21,415         55,801
Interest expense . . . . . . . . . . . . . . . . . . .         (1,081)          (793)        (2,515)
Other income . . . . . . . . . . . . . . . . . . . . .          7,315          3,675          3,091
                                                           ----------     ----------     ----------
Earnings before income taxes . . . . . . . . . . . . .         83,675         24,297         56,377
Income taxes (note 9). . . . . . . . . . . . . . . . .         26,776          7,700         17,700
                                                           ----------     ----------     ----------
Net earnings . . . . . . . . . . . . . . . . . . . . .        $56,899        $16,597        $38,677
                                                           ----------     ----------     ----------
                                                           ----------     ----------     ----------
Basic earnings per common share. . . . . . . . . . . .        $  1.29        $  0.38        $  0.98
                                                           ----------     ----------     ----------
                                                           ----------     ----------     ----------
Weighted average number of common shares
  outstanding. . . . . . . . . . . . . . . . . . . . .     43,962,349     43,181,486     39,631,464
                                                           ----------     ----------     ----------
                                                           ----------     ----------     ----------
Diluted earnings per common share. . . . . . . . . . .        $  1.28        $  0.38        $  0.95
                                                           ----------     ----------     ----------
                                                           ----------     ----------     ----------
Weighted average number of diluted common shares
  outstanding. . . . . . . . . . . . . . . . . . . . .     44,430,109     43,819,595     40,608,605
                                                           ----------     ----------     ----------
                                                           ----------     ----------     ----------

        See accompanying notes to consolidated financial statements.

                        INPUT/OUTPUT, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED MAY 31, 1998, 1997, AND 1996
                         (IN THOUSANDS, EXCEPT SHARE DATA)

                                              Common stock      Additional               Cumulative    Unamortized        Total
                                          -------------------    paid-in     Retained   Translation  restricted stock  stockholders'
                                            Shares     Amount    capital     earnings    Adjustment    compensation       equity
                                          ----------   ------   ----------   --------   -----------  ----------------  -------------
Balance at May 31, 1995. . . . . . . . .  36,275,876     $363     $83,045     $65,658         $206         $(2,560)      $146,712
Amortization of restricted
  Stock compensation . . . . . . . . . .          --       --          --          --           --           1,692          1,692
Exercise of stock options
  And related tax benefits . . . . . . .     943,800        9      11,502          --           --              --         11,511
Equity reduction for SERP
  Plan . . . . . . . . . . . . . . . . .          --       --          --        (187)          --              --           (187)
Equity reduction for
  Outside Directors
  Retirement Plan. . . . . . . . . . . .          --       --          --          (3)          --              --             (3)
Translation adjustment . . . . . . . . .          --       --          --          --         (968)             --           (968)
Public offering. . . . . . . . . . . . .   5,750,000       58     119,712          --           --              --        119,770
Net earnings . . . . . . . . . . . . . .          --       --          --      38,677           --              --         38,677
                                          ----------   ------    --------    --------      -------       ---------       --------
Balance at May 31, 1996. . . . . . . . .  42,969,676      430     214,259     104,145         (762)           (868)       317,204

Amortization of restricted
  Stock compensation . . . . . . . . . .          --       --          --          --           --             633            633
Exercise of stock options
  And related tax benefits . . . . . . .     311,175        3       4,714          --           --              --          4,717
Equity increase for SERP
  Plan . . . . . . . . . . . . . . . . .          --       --          --         375           --              --            375
Equity reduction for
  Outside Directors
  Retirement Plan. . . . . . . . . . . .          --       --          --          (1)          --              --             (1)
Translation adjustment . . . . . . . . .          --       --          --          --         (911)             --           (911)
Net earnings . . . . . . . . . . . . . .          --       --          --      16,597           --              --         16,597
                                          ----------   ------    --------    --------      -------       ---------       --------
Balance at May 31, 1997. . . . . . . . .  43,280,851      433     218,973     121,116       (1,673)           (235)       338,614

Amortization of restricted
  Stock compensation . . . . . . . . . .          --       --          --          --           --             494            494
Issuance of restricted stock . . . . . .      53,000        1       1,572          --           --          (1,573)            --
Issuance of stock in
  Conjunction with business
  Acquisition. . . . . . . . . . . . . .     320,555        3       6,372          --           --              --          6,375
Exercise of stock options and
  Related tax benefits . . . . . . . . .     866,683        8      12,858          --           --              --         12,866
Issuance of stock for the
  Employee Stock Purchase
  Plan . . . . . . . . . . . . . . . . .      63,545        1         971          --           --              --            972
Equity reduction for Outside
  Directors Retirement Plan. . . . . . .          --       --          --        (130)          --              --           (130)
Translation adjustment . . . . . . . . .          --       --          --          --         (390)             --           (390)
Net earnings . . . . . . . . . . . . . .          --       --          --      56,899           --              --         56,899
                                          ----------   ------    --------    --------      -------       ---------       --------
Balance at May 31, 1998. . . . . . . . .  44,584,634   $  446    $240,746    $177,885      $(2,063)      $  (1,314)      $415,700
                                          ----------   ------    --------    --------      -------       ---------       --------
                                          ----------   ------    --------    --------      -------       ---------       --------

        See accompanying notes to consolidated financial statements.

                     INPUT/OUTPUT, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                Years ended May 31,
                                                                     -----------------------------------------
                                                                       1998             1997           1996
                                                                     --------         --------       ---------
Cash flows from operating activities:
Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 56,899         $ 16,597       $  38,677
  Adjustments to reconcile net earnings to net cash
   provided by (used in) operating activities:
    Depreciation and amortization. . . . . . . . . . . . . . . .       16,816           12,558          10,152
    Amortization of restricted stock compensation. . . . . . . .          494              633           1,692
    Deferred income taxes. . . . . . . . . . . . . . . . . . . .          201           (2,035)         (1,627)
    Pension costs. . . . . . . . . . . . . . . . . . . . . . . .         (648)              96              90
    Non-recurring items. . . . . . . . . . . . . . . . . . . . .           --           15,594              --
                                                                     --------         --------       ---------
                                                                       73,762           43,443          48,984
    Changes in assets and liabilities:
      Receivables. . . . . . . . . . . . . . . . . . . . . . . .      (22,151)         (38,784)        (47,157)
      Inventories. . . . . . . . . . . . . . . . . . . . . . . .      (13,360)         (13,550)        (29,094)
      Leased equipment . . . . . . . . . . . . . . . . . . . . .        5,679           (3,208)          1,332
      Accounts payable and accrued expenses. . . . . . . . . . .       21,104           (2,866)          7,224
      Income taxes payable . . . . . . . . . . . . . . . . . . .       10,696           (4,365)           (555)
      Other. . . . . . . . . . . . . . . . . . . . . . . . . . .         (630)            (614)         (1,743)
                                                                     --------         --------       ---------
        Net cash provided by (used in) operating activities. . .       75,100          (19,944)        (21,009)
                                                                     --------         --------       ---------

Cash flows from investing activities:
  Purchase of property, plant and equipment. . . . . . . . . . .       (6,960)         (26,966)        (10,240)
  Acquisition of net assets and business, net of cash acquired .      (10,845)            (595)       (120,467)
  Investments in other assets. . . . . . . . . . . . . . . . . .         (446)            (190)         (2,549)
                                                                     --------         --------       ---------
        Net cash used in investing activities. . . . . . . . . .      (18,251)         (27,751)       (133,256)
                                                                     --------         --------       ---------

Cash flows from financing activities:
  Borrowings from bank . . . . . . . . . . . . . . . . . . . . .           --           23,850          97,800
  Payments on debt . . . . . . . . . . . . . . . . . . . . . . .         (915)         (11,938)        (97,800)
  Proceeds from exercise of stock options. . . . . . . . . . . .       12,866            4,717          11,511
  Proceeds from Employee Stock Purchase Plan . . . . . . . . . .          972               --              --
  Net proceeds from public offerings . . . . . . . . . . . . . .           --               --         119,770
                                                                     --------         --------       ---------
        Net cash provided by financing activities. . . . . . . .       12,923           16,629         131,281
                                                                     --------         --------       ---------

Effect of foreign currency exchange rates. . . . . . . . . . . .          (70)            (613)           (156)
                                                                     --------         --------       ---------
Net increase (decrease) in cash and cash equivalents . . . . . .       69,702          (31,679)        (23,140)

Cash and cash equivalents at beginning of year . . . . . . . . .        2,573           34,252          57,392
                                                                     --------         --------       ---------
Cash and cash equivalents at end of year . . . . . . . . . . . .     $ 72,275         $  2,573       $  34,252
                                                                     --------         --------       ---------
                                                                     --------         --------       ---------

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

     (c)  INVENTORIES

     Inventories are stated at the lower of cost (primarily first-in, first-out) or market. The Company's obsolescence policy is to reserve for components that have not been used in two years.

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

     In fiscal 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" (SFAS 121). Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows (undiscounted and without interest charges) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The adoption of SFAS 121 has not had a material impact on the Company's financial position and results of operations.

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


     (e)  GOODWILL

     Goodwill results from business acquisitions and represents the excess of acquisition costs over the fair value of the net assets of businesses acquired. Goodwill is amortized on a straight-line basis over 5 to 20 years, the expected period to be benefited. The Company assesses goodwill annually by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation.

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

     (i)  PRODUCT WARRANTIES

     The Company warrants that all equipment manufactured by it will be free from defects in workmanship, in material and parts ranging from 90 days to three years from the date of original purchase, depending on the product.

     For new customers, the Company provides operator training, as well as start-up and on-site support. The Company provides for estimated training, installation and warranty costs as a charge to cost of sales at the time of sale.

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


     (j)  INCOME TAXES

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (k)  EARNINGS PER COMMON SHARE

     The Company adopted the Financial Accounting Statements Board Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128) during the third quarter of 1998. In accordance with SFAS 128, basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined on the assumption that outstanding dilutive stock options have been exercised and the aggregate proceeds as defined were used to reacquire Company common stock using the average price of such common stock for the period. Prior period earnings per share amounts have been restated.

     The following table summarizes the calculation of net earnings, weighted average number of common shares and weighted average number of diluted common shares outstanding for purposes of the computation of earnings per share in accordance with SFAS 128 (in thousands, except share and per share amounts):

                                                                                   MAY 31,
                                                                   --------------------------------------
                                                                     1998           1997           1996
                                                                   --------       --------       --------
Net earnings available to common stockholders
   (in thousands). . . . . . . . . . . . . . . . . . . . . .       $ 56,899       $ 16,597       $ 38,677
                                                                   --------       --------       --------
                                                                   --------       --------       --------

Weighted average number of common
  shares outstanding . . . . . . . . . . . . . . . . . . . .     43,962,349     43,181,486     39,631,464

Stock options. . . . . . . . . . . . . . . . . . . . . . . .        467,760        638,109        977,141
                                                                   --------       --------       --------

Weighted average number of diluted common shares
  outstanding. . . . . . . . . . . . . . . . . . . . . . . .     44,430,109     43,819,595     40,608,605
                                                                 ----------     ----------     ----------
                                                                 ----------     ----------     ----------

Basic earnings per common share. . . . . . . . . . . . . . .       $   1.29       $   0.38       $   0.98
                                                                   --------       --------       --------
                                                                   --------       --------       --------

Diluted earnings per common share. . . . . . . . . . . . . .       $   1.28       $   0.38       $   0.95
                                                                   --------       --------       --------
                                                                   --------       --------       --------

                         INPUT/OUTPUT, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -- (Continued)

     (l)  STOCK-BASED COMPENSATION

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

     The Company has elected to continue to follow APB Opinion No. 25. If the Company had adopted SFAS 123 the Company's net earnings and earnings per share for the years ended May 31, 1998, 1997, and 1996 would have been reduced as discussed in Note 7.

     (m)  FOREIGN CURRENCY TRANSLATION

     Assets and liabilities of foreign subsidiaries are translated at current exchange rates in effect at the end of the period reported and related translation adjustments are reported as a component of stockholders' equity. Statements of operations are translated at the average rates during the period. Any transaction gains or losses are included in net earnings.

     (n)  STATEMENTS OF CASH FLOWS

     Supplemental disclosure of cash flow information follows (in thousands):

     Cash paid during the year for:                        1998        1997         1996
                                                         --------    --------     --------
      Interest (net of amounts capitalized). . . . .     $  1,130    $    752     $  2,515
                                                         --------    --------     --------
                                                         --------    --------     --------
      Income taxes . . . . . . . . . . . . . . . . .     $  9,968    $ 11,470     $ 10,692
                                                         --------    --------     --------
                                                         --------    --------     --------

    Non-cash investing and financing activities:
      Restricted stock issued:
      Increase in common stock . . . . . . . . . . .     $      1    $     --     $     --
      Increase in paid in capital. . . . . . . . . .        1,572          --           --
      Increase in unamortized stock compensation . .       (1,573)         --           --
                                                         --------    --------     --------
                                                         $     --    $     --     $     --
                                                         --------    --------     --------
                                                         --------    --------     --------

    Issuance of common stock in connection with
     business acquisition (320,555 shares)
      Increase in common stock . . . . . . . . . . .     $      3    $     --     $     --
      Increase in paid in capital. . . . . . . . . .        6,372          --           --
      Liabilities assumed in connection with
      business acquisition . . . . . . . . . . . . .          320          --       12,700
                                                         --------    --------     --------
                                                         $  6,695    $     --     $ 12,700
                                                         --------    --------     --------
                                                         --------    --------     --------

                        INPUT/OUTPUT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -- (Continued)

     (o)  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (p)  RECLASSIFICATION

     Certain amounts previously reported in the financial statements have been reclassified to conform to the current year presentation.

     (q)  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
130). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997, and will be adopted by the Company in the first quarter of fiscal 1999. As SFAS 130 establishes standards for reporting and display, the Company does not expect the adoption of this statement to have a material impact on its financial condition or results of operations.

(2)  INVENTORIES

     A summary of inventories, net of reserves, follows (in thousands):

                                                       1998        1997
                                                      ------      ------
    Raw Materials. . . . . . . . . . . . . .         $67,432     $56,573
    Work-in-process. . . . . . . . . . . . .          25,262      23,878
    Finished goods . . . . . . . . . . . . .          27,512      25,886
                                                      ------      ------
                                                    $120,206    $106,337
                                                    --------    --------
                                                    --------    --------

(3)  TRADE NOTES RECEIVABLE

     The current and long-term trade notes receivable at May 31, 1998 are generally secured by seismic equipment sold by the Company, bearing interest at rates ranging from 7% to 12% and are due at various dates to 2001. In assessing the exposure to loss, management has considered the financial capabilities of the borrowers to repay the notes and the net realizable value of the equipment securing the notes. See Note 12.

                        INPUT/OUTPUT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -- (Continued)

(4)  PROPERTY, PLANT AND EQUIPMENT

     A summary of property, plant and equipment follows (in thousands):

                                                            MAY 31,
                                                    ---------------------
                                                       1998        1997
                                                     -------     -------
     Land. . . . . . . . . . . . . . . . . .         $ 3,424     $ 3,819
     Buildings . . . . . . . . . . . . . . .          26,429      28,008
     Machinery and equipment . . . . . . . .          61,767      49,002
     Leased equipment. . . . . . . . . . . .           4,011      12,573
     Other . . . . . . . . . . . . . . . . .           7,312      12,692
                                                     -------     -------
                                                     102,943     106,094
     Less accumulated depreciation . . . . .          33,640      27,718
                                                     -------     -------
                                                     $69,303     $78,376
                                                     -------     -------
                                                     -------     -------

(5)  ACCRUED EXPENSES

     A summary of accrued expenses follows (in thousands):

                                                            MAY 31,
                                                    ---------------------
                                                        1998        1997
                                                     -------     -------
     Compensation, including commissions . .         $10,832      $6,602
     Warranty, training and installation . .           4,245       3,856
     Other . . . . . . . . . . . . . . . . .           5,444       7,900
                                                     -------     -------
                                                     $20,521     $18,358
                                                     -------     -------
                                                     -------     -------

(6)  LONG-TERM DEBT

     In August 1996, the Company, through one of its wholly-owned subsidiaries, obtained a $12.5 million, ten-year term loan secured by certain of its land and buildings located in Stafford, Texas which includes the Company's executive offices, research and development headquarters, and electronics manufacturing building. The term loan, which the Company has guaranteed under a Limited Guaranty, bears interest at a fixed rate of 7.875% per annum and is repayable in equal monthly installments of principal and interest of $151,439. The total installment payments in each of the next five years would be $1,817,000 with a balance thereafter of $5,883,000. The Company leases all of the property from its subsidiary under a master lease, which lease has been collaterally assigned to the lender as security for the term loan. The term loan provides for penalties for pre-payment prior to maturity. The term loan also contains certain restrictive financial covenants with which the Company was in compliance at May 31, 1998.

                        INPUT/OUTPUT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -- (Continued)

     The Company has a revolving credit facility for advances of up to $50 million. Included under this maximum $50 million facility is a subfacility for letters of credit for the benefit of the Company of up to $15 million. As of May 31, 1998, no amounts of indebtedness were outstanding under the credit facility. The Company had approximately $49.7 million available under the credit facility at May 31, 1998. The Company pays commitment fees of .25% per annum on any unused credit under the credit facility.

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

     In November 1995, the Company offered and sold 5,750,000 shares of its common stock in an underwritten public offering. The net proceeds to the Company were approximately $119,770,000. The proceeds were used to retire indebtedness incurred in connection with the Company's acquisition of the Western Geophysical Exploration Products Group and for general corporate purposes.

     (b)  STOCK OPTIONS AND RESTRICTED STOCK

     STOCK OPTION PLANS. The Company has adopted a stock option plan for eligible employees which provides for the granting of options to purchase a maximum of 7,000,000 shares of common stock. Transactions under the employee stock option plan are summarized as follows:

                        INPUT/OUTPUT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -- (Continued)

EMPLOYEE STOCK OPTION PLAN

                           OPTION PRICE                                    AVAILABLE
                            PER SHARE       OUTSTANDING    EXERCISABLE     FOR GRANT
                         ---------------    -----------    -----------    -----------
May 31, 1995 . . . . .     $2.00-$16.875      1,913,400        743,400      3,859,700
                         ---------------    -----------    -----------    -----------
Granted - 816,750. . .     17.8125-39.25        816,750             --       (816,750)
Became exercisable . .                --             --        544,600             --
Exercised. . . . . . .      2.00-11.9375       (741,300)      (741,300)            --
Canceled/Forfeited . .      3.50-17.8125         (6,000)            --          6,000
                         ---------------    -----------    -----------    -----------
May 31, 1996 . . . . .      2.0313-39.25      1,982,850        546,700      3,048,950
                         ---------------    -----------    -----------    -----------
Granted - 1,082,950. .     16.875-21.125      1,082,950             --     (1,082,950)
Became exercisable . .                --             --        586,800             --
Exercised. . . . . . .     2.0313-20.125       (242,675)      (242,675)            --
Canceled/Forfeited . .     3.90625-39.25       (518,600)            --        518,600
                         ---------------    -----------    -----------    -----------
May 31, 1997 . . . . .     2.0313-21.125      2,304,525        890,825      2,484,600
                         ---------------    -----------    -----------    -----------
Granted - 2,496,168. .      17.50-30.375      2,496,168             --     (2,496,168)
Became exercisable . .                --             --        579,929             --
Exercised. . . . . . .     2.0313-21.125       (780,175)      (780,175)            --
Canceled/Forfeited . .    2.0313-29.6875       (534,772)            --        534,772
                         ---------------    -----------    -----------    -----------
May 31, 1998 . . . . .   $2.0313-$30.375      3,485,746        690,579        523,204
                         ---------------    -----------    -----------    -----------
                         ---------------    -----------    -----------    -----------

EMPLOYEE STOCK OPTIONS OUTSTANDING

                                                 Weighted        Weighted Average                            Weighted
      Option Price                               Average            Remaining                                Average
        Per Share            Outstanding      Exercise Price      Contract Life          Exercisable      Exercise Price
   ------------------        -----------      --------------      -------------          -----------      --------------
             $2.0313             16,250            $2.0313           2.8 years              16,250             $2.0313
          3.5-3.9063            105,475             3.7804           4.7 years             105,475              3.7804
       9.375-11.9375             99,750            11.6595           6.0 years              91,000             11.7898
      16.8750-24.625          2,204,271            19.9578           9.0 years             477,854             18.2470
      28.8750-30.375          1,060,000            30.0737           9.4 years                  --                  --
   ------------------        -----------      --------------      -------------          -----------      --------------
     $2.0313-$30.375          3,485,746           $22.2237           8.9 years             690,579            $14.8050
   ------------------        -----------      --------------      -------------          -----------      --------------
   ------------------        -----------      --------------      -------------          -----------      --------------

     The Company has also adopted a directors stock option plan which provides for the granting of options to purchase a maximum of 1,414,000 shares of common stock by the Company's non-employee directors. Transactions under the directors stock option plan are summarized as follows:

                        INPUT/OUTPUT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -- (Continued)

DIRECTORS STOCK OPTION PLAN

                                         OPTION PRICE                                      AVAILABLE
                                           PER SHARE       OUTSTANDING    EXERCISABLE      FOR GRANT
                                      -----------------    -----------    -----------      ---------
May 31, 1995 . . . . . . . . . .       $2.0313-$11.8438        481,000        121,000        420,000
                                      -----------------    -----------    -----------      ---------
Granted - 210,000. . . . . . . .                19.1875        210,000             --       (210,000)
Became exercisable . . . . . . .                     --             --        112,500             --
Exercised. . . . . . . . . . . .         2.0313-11.8438       (202,500)      (202,500)            --
                                      -----------------    -----------    -----------      ---------
May 31, 1996 . . . . . . . . . .         3.2188-19.1875        488,500         31,000        210,000
                                      -----------------    -----------    -----------      ---------
Increase in shares authorized. .                     --             --             --        400,000
Granted - 350,000. . . . . . . .              29-29.625        350,000             --       (350,000)
Became exercisable . . . . . . .                     --             --        207,500             --
Exercised. . . . . . . . . . . .         3.2188-19.1875        (68,500)       (68,500)            --
                                      -----------------    -----------    -----------      ---------
May 31, 1997 . . . . . . . . . .          3.2188-29.625        770,000        170,000        260,000
                                      -----------------    -----------    -----------      ---------
Granted - 110,000. . . . . . . .          18.125-30.000        110,000             --       (110,000)
Became exercisable . . . . . . .                     --             --        338,664             --
Exercised. . . . . . . . . . . .         3.2188-19.1875       (147,500)      (147,500)            --
Canceled/forfeited . . . . . . .          29.000-29.625        (50,000)            --         50,000
                                      -----------------    -----------    -----------      ---------
May 31, 1998 . . . . . . . . . .        $3.2188-$30.000        682,500        361,164        200,000
                                      -----------------    -----------    -----------      ---------
                                      -----------------    -----------    -----------      ---------

DIRECTOR STOCK OPTIONS OUTSTANDING

                                                 Weighted        Weighted Average                            Weighted
      Option Price                               Average            Remaining                                Average
        Per Share            Outstanding      Exercise Price      Contract Life          Exercisable      Exercise Price
   ------------------        -----------      --------------      -------------          -----------      --------------
             $3.2188             5,000            $3.2188           4.3 years               5,000             $3.2188
               5.750            20,000              5.750           5.3 years              20,000               5.750
             11.8438           105,000            11.8438           6.3 years              75,000             11.8438
      18.125-19.1875           202,500            18.8727           7.8 years              94,500             19.0526
       29.000-30.000           350,000            29.4643           8.5 years             166,664             29.3975
   ------------------        -----------      --------------      -------------          -----------      --------------
     $3.2188-$30.000           682,500           $22.7237           7.8 years             361,164            $21.3735
   ------------------        -----------      --------------      -------------          -----------      --------------
   ------------------        -----------      --------------      -------------          -----------      --------------

                         INPUT/OUTPUT, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -- (Continued)

     The Company has elected to continue to follow APB Opinion No. 25 to account for its stock-based compensation plans; however, if the Company had adopted SFAS 123 the Company's net earnings and earnings per share for the years ended May 31, 1998, 1997, and 1996 would have been reduced as follows (in thousands, except per share amounts):

                                             1998                          1997                          1996
                                  --------------------------    --------------------------    --------------------------
                                  As Reported       Proforma    As Reported       Proforma    As Reported       Proforma
Net earnings . . . . . . . . .        $56,899        $50,580        $16,597        $14,323        $38,677        $37,784
                                      -------        -------        -------        -------        -------        -------
                                      -------        -------        -------        -------        -------        -------

Basic earnings per share . . .        $  1.29        $  1.15        $  0.38        $  0.33        $  0.98        $  0.95
                                      -------        -------        -------        -------        -------        -------
                                      -------        -------        -------        -------        -------        -------

Diluted earnings per share . .        $  1.28        $  1.14        $  0.38        $  0.33        $  0.95        $  0.93
                                      -------        -------        -------        -------        -------        -------
                                      -------        -------        -------        -------        -------        -------

     The weighted average fair value of options granted during 1998, 1997, and 1996 was $11.58, $10.21, and $9.24, respectively. The fair value of each option was determined using the Black-Scholes option valuation model. The key input variables used in valuating the options were as follows: average risk-free interest rate based on 5-year Treasury bonds, expected stock price volatility of 44% and estimated option term of 5 years. The effects of applying SFAS 123 as calculated above may not be representative of the effects on reported net earnings for future years.

     RESTRICTED STOCK PLAN. The Company adopted a restricted stock plan which provided for the award of up to 1,220,000 shares of common stock to key officers and employees. Ownership of the common stock will vest over a period of four years. The restriction is removed from 50% of the shares after two years, 25% in the third year and 25% in the fourth year. Shares awarded may not be sold, assigned, transferred, pledged or otherwise encumbered by the grantee during the vesting period. Except for these restrictions, the grantee of an award of shares has all the rights of a stockholder, including the right to receive dividends and the right to vote such shares. As of May 31, 1998, the Company had 53,000 unvested restricted shares outstanding and 15,000 shares available for grant due to the cancellation of unvested shares previously granted to former employees.

     The market value of shares of common stock granted under the restricted stock plan was recorded as unamortized restricted stock compensation and reported as a separate component of stockholders' equity. The restricted stock compensation is amortized over the four-year vesting period.

     EMPLOYEE STOCK PURCHASE PLAN. The Company adopted an Employee Stock Purchase Plan ("Plan") which commenced April 1, 1997. The Plan allows all eligible employees to authorize payroll deductions at the rate of 1% up to 15% of base compensation to be applied toward the purchase of the Company's common stock. The purchase price of the common

                        INPUT/OUTPUT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -- (Continued)

stock will be the lesser of 85% of the closing price on the first day of the applicable offering period or 85% of the closing price on the last day of the offering period. Under the Plan, separate six-month offering periods commence on April 1st and October 1st of each year. There were 63,545 shares purchased by participants during 1998, which was the first year shares were available for purchase under the Plan.

(8)  EXPORT SALES AND MAJOR CUSTOMERS

     A summary of net sales and other revenues from foreign customers by geographic area follows (in thousands):

                                                                1998        1997         1996
                                                              --------    --------     --------
    Europe . . . . . . . . . . . . . . . . . . . . . .         $47,931     $45,191      $26,718
    Former Soviet Union. . . . . . . . . . . . . . . .          31,803      16,590       17,994
    Canada and Mexico. . . . . . . . . . . . . . . . .          18,433      20,688       25,324
    South America. . . . . . . . . . . . . . . . . . .          11,990      17,619        6,151
    Middle East. . . . . . . . . . . . . . . . . . . .           9,880       9,120       20,192
    People's Republic of China . . . . . . . . . . . .           7,637      10,928       16,854
    Africa . . . . . . . . . . . . . . . . . . . . . .           7,371         608        8,460
    Pakistan and India . . . . . . . . . . . . . . . .              12         195        2,684
    Other. . . . . . . . . . . . . . . . . . . . . . .             363         260          427
                                                              --------    --------     --------
                                                              $135,420    $121,199     $124,804
                                                              --------    --------     --------
                                                              --------    --------     --------

    Net sales and other revenues from individual customers representing 10% or more of net sales and other revenues were as follows:

    Customer                                                      1998        1997         1996
    --------                                                      ----        ----         ----
    A. . . . . . . . . . . . . . . . . . . . . . . . .             28%         39%          32%
    B. . . . . . . . . . . . . . . . . . . . . . . . .              7%          6%          10%

(9) INCOME TAXES

    Components of income taxes follow (in thousands):            1998        1997         1996
                                                               -------      ------      -------
    Current:
       Federal . . . . . . . . . . . . . . . . . . . .         $20,963      $5,022      $14,615
       Foreign . . . . . . . . . . . . . . . . . . . .           4,678       3,686        3,986
       State and local . . . . . . . . . . . . . . . .             934       1,027          726
    Deferred-Federal . . . . . . . . . . . . . . . . .             201      (2,035)      (1,627)
                                                               -------      ------      -------
                                                               $26,776      $7,700      $17,700
                                                               -------      ------      -------
                                                               -------      ------      -------

                        INPUT/OUTPUT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -- (Continued)

     A reconciliation of the expected income tax expense on earnings before income taxes using the statutory Federal income tax rate of 35% for the years ended 1998, 1997 and 1996, to the income tax expense reported herein is as follows (in thousands):

                                                                     1998           1997           1996
                                                                   --------      ---------      ---------
     Expected income tax expense . . . . . . . . . . . . . . .      $29,286         $8,504        $19,732
     Tax benefit from use of foreign sales corporation . . . .       (2,722)        (1,330)        (2,032)
     Foreign tax credit. . . . . . . . . . . . . . . . . . . .          (33)          (142)          (305)
     Foreign taxes . . . . . . . . . . . . . . . . . . . . . .         (303)           898            118
     State and local taxes . . . . . . . . . . . . . . . . . .          607            667            472
     Other . . . . . . . . . . . . . . . . . . . . . . . . . .          (59)          (897)          (285)
                                                                   --------      ---------      ---------
                                                                    $26,776         $7,700        $17,700
                                                                   --------      ---------      ---------
                                                                   --------      ---------      ---------

     The tax effects of the cumulative temporary differences resulting in the net deferred tax asset follow (in thousands):

                                                                                          MAY 31,
                                                                                  ----------------------
                                                                                    1998          1997
                                                                                  --------      --------
     Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . .           $(1,582)      $ (1,406)
     Allowance accounts. . . . . . . . . . . . . . . . . . . . . . . . .            (3,917)        (3,417)
     Unamortized restricted stock compensation . . . . . . . . . . . . .              (208)          (732)
     Uniform capitalization. . . . . . . . . . . . . . . . . . . . . . .              (967)          (817)
     Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (1,458)        (1,219)
                                                                                  --------       --------
       Total deferred tax assets . . . . . . . . . . . . . . . . . . . .            (8,132)        (7,591)
       Valuation allowance . . . . . . . . . . . . . . . . . . . . . . .                --             --
                                                                                  --------       --------
       Total deferred tax asset. . . . . . . . . . . . . . . . . . . . .            (8,132)        (7,591)
                                                                                  --------       --------
     Basis in identified intangibles . . . . . . . . . . . . . . . . . .             1,785          2,102
     Basis in property, plant and equipment. . . . . . . . . . . . . . .             3,451          2,392
                                                                                  --------       --------
       Total deferred tax liabilities. . . . . . . . . . . . . . . . . .             5,236          4,494
                                                                                  --------       --------
       Total deferred tax asset, net . . . . . . . . . . . . . . . . . .           $(2,896)       $(3,097)
                                                                                  --------       --------
                                                                                  --------       --------

     Management believes that total deferred tax assets will more likely than not be fully realized based on the Company's historical earnings and future expectations of adjusted taxable income as well as reversing gross deferred tax liabilities.

(10) LEASES

     The Company is a party to several leases as described below:

     AS LESSOR: The Company has leased seismic equipment to customers under operating leases with noncancellable terms of less than one year. Rental revenues relating to the operating leases were: $10,112,000 in 1998; $8,707,000 in 1997; and $7,386,000 in 1996. The Company entered into a Preferred Supplier Agreement with Mitcham Industries, Inc. ("Mitcham") during June 1998. The terms of this agreement provide that Mitcham will purchase a minimum of $90 to $100 million

                        INPUT/OUTPUT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -- (Continued)

of Company products over a five-year term ending May 31, 2003, which amounts include a $15 million purchase by Mitcham of a substantial portion of the Company's equipment lease pool during May 1998. As of July 1, 1998, Mitcham's total remaining purchase obligation under this agreement ranged between $75 to $85 million. In addition, the Company has agreed not to lease products covered by the Preferred Supplier Agreement except in limited circumstances, and to refer rental inquiries from the Company's customers worldwide to Mitcham during the term of the agreement. The Company also owns a building with tenants. The rental revenues relating to those leases were: $258,000 in 1998; $344,000 in 1997; and $257,000 in 1996.

     AS LESSEE: The Company had rental expense relating to operating leases for a secondary facility and various equipment of: $1,560,000 in 1998; $1,575,000 in 1997; and $1,801,000 in 1996. At May 31, 1998, none of the operating leases had noncancellable lease terms in excess of one year.

(11) RETIREMENT PLANS

     The Company has a 401(k) retirement savings plan which covers substantially all employees. Employees may voluntarily contribute up to 16% of their compensation, as defined, to the plan and the Company may contribute additional amounts at its sole discretion. The Company's contributions to the plan were:
$1,433,000 in 1998; $2,007,000 in 1997; and $1,933,000 in 1996.

     The Company has adopted a non-qualified, unfunded supplemental executive retirement plan (SERP Plan). The SERP Plan provides for certain compensation to become payable on the participants' death, retirement or total disability as set forth in the plan. The SERP Plan is accounted for under Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions". The fiscal 1998 consolidated financial statements include a reduction of pension expense of $696,000, accrued pension costs of $393,000 and an intangible asset for unrecognized prior service cost of $155,000.

     The Company has adopted a non-qualified, unfunded outside directors retirement plan (Directors Plan). The Directors Plan provides for certain compensation to become payable on the participants' death, retirement or total disability as set forth in the plan. The Directors Plan is accounted for under Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions." The fiscal 1998 consolidated financial statements include pension expense of $48,000, accrued pension costs of $631,000 and an equity reduction of $130,000.

(12) CREDIT RISK

     The Company sells to many customers on extended-term arrangements. Moreover, in connection with certain sales of its systems and equipment, the Company has guaranteed certain loans from unaffiliated parties to purchasers of such systems and equipment. In addition, the Company has sold contracts and leases to third-party financing sources, the terms of which often obligate the Company to repurchase the contracts and leases in the event of a

                        INPUT/OUTPUT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -- (Continued)

customer default or upon certain other occurrences. Performance of the Company's obligations under these arrangements could have a material adverse effect on the Company's financial condition. At May 31, 1998 and 1997, the Company had guaranteed approximately $11,140,000 and $8,198,000, respectively, of trade notes receivable sold with recourse and loans from unaffiliated parties to purchasers of the Company's seismic equipment. A number of significant payment defaults by customers could have a material adverse effect on the Company's financial position and results of operations. All loans guaranteed are collateralized by the seismic equipment. Due to the inherent uncertainties of guaranty agreements, the Company cannot estimate the fair value of the guaranties as of May 31, 1998.

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

(13) SELECTED QUARTERLY INFORMATION  - (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                               -----------------------------------------------------
1998                                            AUG. 31       NOV. 30         FEB. 28        MAY 31
----                                           --------       --------        -------        -------
                                                    (in thousands, except per share amounts)
Net sales and other revenues . . . . . . . .    $82,970       $103,683        $95,266       $103,942
Gross profit . . . . . . . . . . . . . . . .     33,314         41,791         40,811         43,431
Earnings from operations . . . . . . . . . .     15,787         20,185         20,329         21,140
Interest expense . . . . . . . . . . . . . .       (322)          (258)          (262)          (239)
Other income . . . . . . . . . . . . . . . .      1,119          2,253          2,204          1,739
Income taxes . . . . . . . . . . . . . . . .      5,307          7,098          7,127          7,244
Net earnings . . . . . . . . . . . . . . . .    $11,277        $15,082        $15,144        $15,396
                                               --------       --------        -------        -------
                                               --------       --------        -------        -------

Basic earnings per share . . . . . . . . . .      $0.26          $0.34          $0.34          $0.35
                                               --------       --------        -------        -------
                                               --------       --------        -------        -------

Diluted earnings per share . . . . . . . . .      $0.26          $0.34          $0.34          $0.34
                                               --------       --------        -------        -------
                                               --------       --------        -------        -------

                        INPUT/OUTPUT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -- (Continued)

                                                                  THREE MONTHS ENDED
                                               -----------------------------------------------------
1997                                            AUG. 31       NOV. 30         FEB. 28         MAY 31
----                                           --------       --------        -------        -------
                                                    (in thousands, except per share amounts)
Net sales and other revenues . . . . . . . .    $73,004        $67,044        $64,773        $77,024
Gross profit . . . . . . . . . . . . . . . .     28,634         22,212         23,886         23,675
Earnings (loss) from operations. . . . . . .     12,485          6,223          8,687         (5,980)
Interest expense . . . . . . . . . . . . . .         --           (172)          (296)          (325)
Other income . . . . . . . . . . . . . . . .      1,723          1,004            685            263
Income tax expense (benefit) . . . . . . . .      4,547          2,258          2,904         (2,009)
Net earnings (loss). . . . . . . . . . . . .     $9,661         $4,797         $6,172        $(4,033)
                                               --------       --------        -------        -------
                                               --------       --------        -------        -------
Basic earnings (loss) per share. . . . . . .      $0.22          $0.11          $0.14         $(0.09)
                                               --------       --------        -------        -------
                                               --------       --------        -------        -------

Diluted earnings (loss) per share. . . . . .      $0.22          $0.11          $0.14         $(0.09)
                                               --------       --------        -------        -------
                                               --------       --------        -------        -------

     In the fourth quarter of fiscal 1997 the net loss occurred due to non-recurring item charges of $15.6 million. See Note 14.

(14) NON-RECURRING ITEMS

     There were no non-recurring charges in fiscal 1998 and fiscal 1996.

     Fiscal 1997 non-recurring items were $15.6 million, consisting of losses related to the insolvency of a customer, a write-down of capitalized exploration costs and personnel expenses incurred in organizational changes.

(15) COMMITMENTS AND CONTINGENCIES

     On September 24, 1997, a purported class action lawsuit was filed against the Company, the former president and chief executive officer of the Company, and an executive vice president of the Company, in the U.S. District Court for the Southern District of Texas, Houston Division. The action, styled NORMAN TOCK
V. INPUT/OUTPUT, INC., GARY D. OWENS AND ROBERT P. BRINDLEY, alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and state statutory and common law fraud provisions. The action was filed on behalf of purchasers of common stock of the Company that purchased shares during the period from September 17, 1996 through March 18, 1997. The complaint seeks damages in an unspecified amount plus costs and attorney's fees. The complaint alleges misrepresentations and omissions in public filings and announcements concerning the Company's business, sales and products, and disputes certain accounting methodologies employed by the Company. On October 21, 1997, a stipulation and order was entered by the court, extending the time for responses to the complaint by the defendants pending entry of an order appointing lead plaintiff and lead counsel. An amended complaint was filed on April 17, 1998. Defendants filed a

                    INPUT/OUTPUT, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -- (Continued)

motion to dismiss and brief in support thereof on June 8, 1998. No hearing on the motion to dismiss has been scheduled. The Company believes that the plaintiff's allegations are without merit and that there are meritorious defenses to the allegations, and intends to defend the action vigorously.

     In the ordinary course of business, the Company has been named in other various lawsuits. While the final resolution of these matters may have an impact on the Company's consolidated financial results for a particular reporting period, management believes, based on consultation with counsel, that the ultimate resolution of these matters will not have a material adverse impact on the Company's financial position, results of operations or liquidity.

     YEAR 2000. Historically, most computer systems have utilized software that process transactions using two digits to represent the year of the transaction (i.e., 97 represents the year 1997). This software needs to be modified to properly process dates beyond December 31, 1999 and to avoid miscalculation or system failures (the "Year 2000 issue"). The Company is currently working to resolve the potential impact of the Year 2000 issue on the computerized information systems it utilizes internally, and with regard to its products and customers.

     The Company has completed a preliminary assessment of the Year 2000 issue with respect to the systems and software internally utilized in its business enterprise. The Company is currently in the process of bringing its internally utilized information system software into compliance and estimates that such software will be fully Year 2000 compliant by mid-1999. While the Company will be unable to make a firm estimate of the projected dollar expenditures required to bring the Company's internally utilized system into full Year 2000 compliance until the Company's final assessment is completed, based on information available from its preliminary assessment, the Company does not currently believe that this amount will be material to its business, operations or financial condition or have a material impact on its financial position, results of operations or liquidity.

     While the Company has not yet completed its overall assessment of the Year 2000 issue with respect to its products sold to customers, it has formed a cross-functional focus team responsible for this area. The focus team is in the process of reviewing these issues and contacting certain of the Company's suppliers and customers to assist them in identifying and resolving Year 2000 issues. Because its assessment is not yet completed, the Company has not yet determined whether it, its customers or its suppliers have any material Year 2000 issues, and if so, the potential impact on the Company's operations, results of operations or financial position.

     The Company's policy regarding Year 2000 compliance (with Year 2000 compliance defined by the Company) in products sold by the Company follows: (i) products for which the

                     INPUT/OUTPUT, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -- (Continued)

Company's limited warranty policy has not yet lapsed will be made Year 2000 compliant under the Company's limited warranty policy; and (ii) customers will be offered, on a fee basis, upgrades to render Year 2000 compliant those products for which the Company's limited warranty policy has lapsed. A relatively small number of customers has accounted for most of the Company's net sales, although the degree of sales concentration with any one customer has varied from fiscal year to year. The loss of any of these customers could have a material adverse impact on the Company's operations, results of operations or financial position.

                                    SCHEDULE II

                        INPUT/OUTPUT, INC. AND SUBSIDIARIES
                         VALUATION AND QUALIFYING ACCOUNTS

-------------------------        ----------     ----------     ----------    -----------
                                 BALANCE AT     CHARGED TO
YEAR ENDED                       BEGINNING      COSTS AND                    BALANCE AT
MAY 31, 1996                      OF YEAR        EXPENSES      DEDUCTIONS    END OF YEAR
-------------------------        ----------     ----------     ----------    -----------
Allowance for doubtful
accounts                            $100           $508           $138           $470

Allowance for doubtful
notes receivable                     125            603             --            728

Reserves for excess and
obsolete inventory                   856            999             44          1,811

Warranty, training and
installation                       1,771          5,378          3,418          3,731

-------------------------        ----------     ----------     ----------    -----------
                                 BALANCE AT     CHARGED TO
YEAR ENDED                       BEGINNING      COSTS AND                    BALANCE AT
MAY 31, 1997                      OF YEAR        EXPENSES      DEDUCTIONS    END OF YEAR
-------------------------        ----------     ----------     ----------    -----------

Allowance for doubtful
accounts                            $470         $1,508           $238         $1,740

Allowance for doubtful
notes receivable                     728          7,350          1,000          7,078

Reserves for excess and
obsolete inventory                 1,811            470            532          1,749

Warranty, training and
installation                       3,731          4,469          4,344          3,856

-------------------------        ----------     ----------     ----------    -----------
                                 BALANCE AT     CHARGED TO
YEAR ENDED                       BEGINNING      COSTS AND                    BALANCE AT
MAY 31, 1998                      OF YEAR        EXPENSES      DEDUCTIONS    END OF YEAR
-------------------------        ----------     ----------     ----------    -----------

Allowance for doubtful
accounts                          $1,740         $1,770           $373         $3,137

Allowance for doubtful
notes receivable                   7,078          2,280          5,404          3,954

Reserves for excess and
obsolete inventory                 1,749          4,264          1,064          4,949

Warranty, training and
installation                       3,856          5,162          4,773          4,245