Form 10-Q
period 1998-08-31
INPUT OUTPUT INC
filed 1998-10-14
CIK 866609

--------------------------------------------------------------------------------

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC 20549


                                     FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED:   AUGUST 31, 1998

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

                               Yes  [X]     No  [ ]

At August 31, 1998 there were 44,586,434 shares of common stock, par value $0.01 per share, outstanding.

--------------------------------------------------------------------------------

                         INPUT/OUTPUT, INC. AND SUBSIDIARIES

                                 INDEX TO FORM 10-Q
                       FOR THE QUARTER ENDED AUGUST 31, 1998



PART I.  Financial Information.

                                                                    Page
                                                                    ----
Item 1.  Financial Statements.

  Consolidated Balance Sheets
    August 31, 1998 and May 31, 1998                                  2

  Consolidated Statements of Operations
     Three months ended August 31, 1998 and 1997                      3

  Consolidated Statements of Cash Flows
     Three months ended August 31, 1998 and 1997                      4

  Notes to Consolidated Financial Statements                          5

Item 2.  Management's Discussion and Analysis of Results of
          Operations and Financial Condition                          9

Item 3.  Quantitative and Qualitative Disclosures
          about Market Risk                                          19


PART II.  Other Information.

Item 1.  Legal Proceedings                                           20

Item 2.  Changes in Securities                                       20

Item 6.  Exhibits and Reports on Form 8-K                            20

                        INPUT/OUTPUT, INC. AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT SHARE DATA)
                                    (UNAUDITED)

                         ASSETS                          AUGUST 31,  May 31,
                                                           1998       1998
                                                         ---------   -------
Current assets:
     Cash and cash equivalents . . . . . . . . . . .     $ 59,999   $ 72,275
     Trade accounts receivable, net. . . . . . . . .       75,466     68,257
     Trade notes receivable, net . . . . . . . . . .       37,123     38,987
     Inventories . . . . . . . . . . . . . . . . . .      125,388    120,206
     Prepaid expenses. . . . . . . . . . . . . . . .        3,126      2,649
                                                         --------   --------
        Total current assets . . . . . . . . . . . .      301,102    302,374
Long-term trade notes receivable . . . . . . . . . .       16,320     32,487
Deferred income tax asset, net . . . . . . . . . . .        3,719      2,896
Property, plant and equipment, net . . . . . . . . .       71,297     69,303
Goodwill, net. . . . . . . . . . . . . . . . . . . .       66,909     68,414
Other assets . . . . . . . . . . . . . . . . . . . .       13,844     14,189
                                                         --------   --------
                                                         $473,191   $489,663
                                                         --------   --------
                                                         --------   --------

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable, principally trade . . . . . .     $ 22,430   $ 33,107
     Current installments of debt. . . . . . . . . .        1,006        986
     Accrued expenses. . . . . . . . . . . . . . . .       15,982     20,521
     Income taxes payable. . . . . . . . . . . . . .        4,685      8,139
                                                         --------   --------
        Total current liabilities. . . . . . . . . .       44,103     62,753
Long-term debt . . . . . . . . . . . . . . . . . . .        9,754     10,011
Other liabilities. . . . . . . . . . . . . . . . . .        1,302      1,199
Stockholders' equity:
     Preferred stock, $.01 par value; authorized
         5,000,000 shares, none issued . . . . . . .           --         --
     Common stock, $.01 par value; authorized
         100,000,000 shares; issued 44,586,434
         shares at August 31, 1998 and 44,584,634
         shares at May 31, 1998. . . . . . . . . . .          446        446
     Additional paid-in capital. . . . . . . . . . .      240,765    240,746
     Retained earnings . . . . . . . . . . . . . . .      180,160    177,885
     Cumulative translation adjustment . . . . . . .       (2,181)    (2,063)
     Unamortized restricted stock compensation . . .       (1,158)    (1,314)
                                                         --------   --------
         Total  stockholders' equity . . . . . . . .      418,032    415,700
                                                         --------   --------
                                                         $473,191   $489,663
                                                         --------   --------
                                                         --------   --------

     See accompanying notes to consolidated financial statements.

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                         FOR THE THREE MONTHS
                                                                 ENDED
                                                              AUGUST 31,
                                                        ---------------------
                                                           1998        1997
                                                         --------    --------
Net sales. . . . . . . . . . . . . . . . . . . . . .     $ 66,995    $ 82,970
Cost of sales. . . . . . . . . . . . . . . . . . . .       45,032      49,656
                                                         --------    --------
     Gross profit. . . . . . . . . . . . . . . . . .       21,963      33,314
                                                         --------    --------
Operating expenses:
   Research and development. . . . . . . . . . . . .        9,061       7,388
   Marketing and sales . . . . . . . . . . . . . . .        3,962       2,884
   General and administrative. . . . . . . . . . . .        6,335       6,068
   Amortization of intangibles . . . . . . . . . . .        1,860       1,187
                                                         --------    --------
     Total operating expenses. . . . . . . . . . . .       21,218      17,527
                                                         --------    --------
Earnings from operations . . . . . . . . . . . . . .          745      15,787
Interest expense . . . . . . . . . . . . . . . . . .         (242)       (322)
Other income . . . . . . . . . . . . . . . . . . . .        2,843       1,119
                                                         --------    --------
Earnings before income taxes . . . . . . . . . . . .        3,346      16,584
Income taxes . . . . . . . . . . . . . . . . . . . .        1,071       5,307
                                                         --------    --------
Net earnings . . . . . . . . . . . . . . . . . . . .     $  2,275    $ 11,277
                                                         --------    --------
                                                         --------    --------
Basic earnings per common share. . . . . . . . . . .     $   0.05    $   0.26
                                                         --------    --------
                                                         --------    --------
Weighted average number of common
shares outstanding . . . . . . . . . . . . . . . . .   44,585,501  43,383,059
                                                       ----------  ----------
                                                       ----------  ----------

Diluted earnings per common share. . . . . . . . . .     $   0.05    $   0.26
                                                         --------    --------
                                                         --------    --------

Weighted average number of diluted
common shares outstanding. . . . . . . . . . . . . .   44,702,268  43,793,884
                                                       ----------  ----------
                                                       ----------  ----------

       See accompanying notes to consolidated financial statements.

                     INPUT/OUTPUT, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                 (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                               AUGUST 31,
                                                         --------------------
                                                            1998       1997
                                                           ------     ------
Cash flows from operating activities:
  Net earnings . . . . . . . . . . . . . . . . . . .     $  2,275    $11,277
  Adjustments to reconcile net earnings to net cash
     (used in) provided by operating activities:
       Depreciation and amortization . . . . . . . .        4,706      3,764
       Amortization of restricted stock
        compensation . . . . . . . . . . . . . . . .          156         17
       Deferred income taxes . . . . . . . . . . . .         (823)       695
       Pension costs . . . . . . . . . . . . . . . .          108         91
                                                         --------    -------
                                                            6,422     15,844
       Changes in assets and liabilities:
          Receivables. . . . . . . . . . . . . . . .       10,822     18,588
          Inventories. . . . . . . . . . . . . . . .       (5,182)     1,620
          Leased equipment . . . . . . . . . . . . .           335      (272)
          Accounts payable and accrued expenses. . .      (15,216)      (196)
          Income taxes payable . . . . . . . . . . .       (3,454)     2,909
          Other. . . . . . . . . . . . . . . . . . .         (753)      (653)
                                                         --------    -------
          Net cash (used in) provided by
            operating activities . . . . . . . . . .       (7,026)    37,840

Cash flows from investing activities:
  Purchases of property, plant and equipment . . . .       (5,145)    (1,764)
  Recovery of (investment in) other assets . . . . .          146     (1,110)
                                                         --------    -------
     Net cash used in investing activities . . . . .       (4,999)    (2,874)

Cash flows from financing activities:
 Payments on debt. . . . . . . . . . . . . . . . . .         (237)      (221)
 Proceeds from exercise of stock options and
   related tax benefit . . . . . . . . . . . . . . .           19      3,718
                                                         --------    -------
      Net cash (used in) provided by financing
      activities . . . . . . . . . . . . . . . . . .         (218)     3,497

Effect of foreign currency exchange rates  . . . . .          (33)      (141)
                                                         --------    -------
Net (decrease) increase in cash and cash
  equivalents. . . . . . . . . . . . . . . . . . . .      (12,276)    38,322

Cash and cash equivalents at beginning of period . .       72,275      2,573
                                                         --------    -------
Cash and cash equivalents at end of period . . . . .     $ 59,999    $40,895
                                                         --------    -------
                                                         --------    -------

         See accompanying notes to consolidated financial statements.

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)  GENERAL

     The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to fairly present such information. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto, as well as Item 7. "Management's Discussion and Analysis of Results of Operations and Financial Condition," included in the Company's Annual Report on Form 10-K for the year ended May 31, 1998, as filed with the Securities and Exchange Commission.

(2)  INVENTORIES

     Inventories are stated at the lower of cost (primarily first-in, first-out) or market. A summary of inventories follows (in thousands):

                                      AUGUST 31    MAY 31,
                                        1998        1998
                                      ---------   --------
Raw materials                         $ 67,075    $ 67,432
Work-in-process                         14,610      25,262
Finished goods                          43,703      27,512
                                      --------    --------
                                      $125,388    $120,206
                                      --------    --------
                                      --------    --------

EARNINGS PER SHARE

     The Company has adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, "Earnings per Share". In accordance with this new pronouncement, basic earnings per share is computed by dividing net earnings available to common stock holders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined on the assumption that outstanding dilutive stock options have been exercised and the aggregate proceeds as defined were used to reacquire Company common stock using the average price of such common stock for the period. Prior period earnings per share amounts have been restated in accordance with the requirements of the pronouncement.

                     INPUT/OUTPUT, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)
                                 (UNAUDITED)


     The following table summarizes the calculation of net earnings, weighted average number of common shares outstanding and weighted average number of diluted common shares outstanding for purposes of the computation of earnings per share.

                                                     FOR THE THREE MONTHS ENDED
                                                             AUGUST 31,
                                                     --------------------------
                                                        1998            1997
                                                       ------          ------
Net earnings available to common stockholders
(in thousands) . . . . . . . . . . . . . . . . . .      $ 2,275        $11,277
                                                        -------        -------
                                                        -------        -------
Weighted average number of common
shares outstanding . . . . . . . . . . . . . . . .   44,585,501     43,383,059

Stock options. . . . . . . . . . . . . . . . . . .      116,767        410,825
                                                        -------        -------
Weighted average number of diluted
common shares outstanding. . . . . . . . . . . . .   44,702,268     43,793,884
                                                     ----------     ----------
                                                     ----------     ----------
Basic earnings per common share. . . . . . . . . .      $  0.05        $  0.26
                                                        -------        -------
                                                        -------        -------
Diluted earnings per common share. . . . . . . . .      $  0.05        $  0.26
                                                        -------        -------
                                                        -------        -------

     At August 31, 1998 and 1997, there were 3,558,393 and 1,000,500, respectively, of stock options that were not included in the calculation of diluted earnings per common share because to do so would have been antidilutive.

(4)  STATEMENTS OF CASH FLOWS

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company does not use or intend to use derivatives. Exchange rate fluctuations have not had a material effect on the Company's Statements of Cash Flows.

     Supplemental disclosures of cash flow information for the three months ended August 31, 1998 and 1997 follow (in thousands):

                                                            1998       1997
                                                          --------   -------
Cash paid during the periods for:

     Interest (net of amount capitalized). . . . .        $   242    $  342
                                                          -------    ------
     Income taxes. . . . . . . . . . . . . . . . .        $ 5,313    $  140
                                                          -------    ------
                                                          -------    ------

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)
                                 (UNAUDITED)


(5)  LONG TERM DEBT

     A Company subsidiary has a $12.6 million, ten-year term loan secured by certain of its land and buildings located in Stafford, Texas which includes the Company's executive offices, research and development headquarters, and electronics manufacturing facility. The term loan, which the Company has guaranteed under a Limited Guaranty, bears interest at a fixed rate of 7.875% per annum. The Company leases all of the property from its subsidiary under a master lease, which lease has been collaterally assigned to the lender as security for the term loan. The term loan provides for penalties for prepayment prior to maturity. The term loan also contains certain restrictive financial covenants with which the Company was in compliance at August 31, 1998.

(6)  COMPREHENSIVE EARNINGS

     Effective June 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in a company's equity (except those resulting from investments by and distributions to owner's), including, among other things, foreign currency translations adjustments, and unrealized gains (losses) on marketable securities classified as available-for-sale. Total comprehensive earnings for the three months ended August 31, 1998 and 1997 follow (in thousands):

                                                      1998       1997
                                                     ------    -------
     Net earnings                                    $2,275    $11,277
          Foreign currency translation adjustments     (118)      (279)
                                                     ------    -------

          Total comprehensive earnings               $2,157    $10,998
                                                     ------    -------
                                                     ------    -------

(7)  NEW ACCOUNTING PRONOUNCEMENTS

     In March 1998, the AICPA issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use"(SOP 98-1), establishing accounting standards for such costs, as defined therein. Accordingly, certain costs of computer software developed or obtained for internal use will be capitalized and amortized over the estimated useful life of the software. Effective June 1, 1998, the Company adopted SOP 98-1.

(8)  COMMITMENTS AND CONTINGENCIES

     LEGAL PROCEEDINGS. On September 24, 1997, a purported class action lawsuit was filed against the Company and the former president and chief executive officer, and an executive vice president, of the Company, in the U.S. District Court for the Southern District of Texas, Houston Division. The action, styled NORMAN TOCK V. INPUT/OUTPUT, INC., GARY D. OWENS AND ROBERT P. BRINDLEY, alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and state statutory and common law fraud provisions. The action was filed on behalf of purchasers of common stock of the Company that purchased shares during the period from September 17, 1996 through March 18, 1997. The complaint seeks damages in an unspecified amount plus costs and attorney's fees. The complaint alleges misrepresentations and omissions in public filings and announcements concerning the Company's business, sales and products, and disputes certain accounting methodologies employed by the Company. On October 21, 1997, a stipulation and order was entered by the court, extending the time for responses to the complaint by the defendants pending entry of an order appointing lead plaintiff and lead counsel. An amended complaint was filed on April 17, 1998. Defendants filed a motion to dismiss and brief in support thereof on June 8, 1998. Plaintiff has filed papers in opposition to that motion. Defendants have filed a reply to Plaintiff's opposition. No hearing on the motion to dismiss has been scheduled. The Company believes that the plaintiff's allegations are without merit and that there are meritorious defenses to the allegations and intends to defend the action vigorously.

     In the ordinary course of business, the Company has been named in other various lawsuits. While the final resolution of these matters may have an impact on the Company's consolidated financial results for a particular reporting period, management believes that the ultimate resolution of these matters will not have a material adverse impact on the Company's financial position, results of operations or liquidity.

     YEAR 2000. -PRODUCTS- With regard to the hardware and software products sold by it ("Products"), the Company is continuing its testing and verification procedures to determine the nature and extent of their Year 2000 compliance. The Company has formed a cross-functional focus team to review these issues and to assist its customers and suppliers in identifying and resolving Year 2000 issues. The overall assessment of the operational status of the Company's Products will depend, in large part, on the Year 2000 compliance of the Products' components, many of which are supplied by parties other than the Company. Prior to the end of calendar year 1998, the Company intends to (i) complete its internal review of the Year 2000 compliance of its Products and (ii) circulate and assimilate information from a questionnaire to vendors and customers in order to obtain information regarding their Year 2000 compliance. Until additional information is obtained, the Company will not be able to effectively evaluate whether further remediation efforts will be required with respect to its Products.

     A portion of the Company's Year 2000 compliance expenditures expected to be incurred relate to the Company's limited warranty coverage. As of August 31, 1998, no specific amounts have been accrued to the warranty reserve for such costs, as the Company has not yet been able to make an estimate of such costs based on its current level of assessment. For instances in which the limited warranty has expired or there was no warranty coverage, the Company would offer, on a fee basis, upgrades (if technically achievable) to those Products to render them Year 2000 compliant.

     The Company does not yet possess the information necessary to estimate the potential impact of Year 2000 compliance issues relating to its Products or vendors if such Products or vendors were not Year 2000 compliant. In addition, a relatively small number of customers have traditionally accounted for most of the Company's net sales from fiscal year to fiscal year, although the degree of sales concentration with any one customer has varied. The loss of any significant customer due to reasons related to Year 2000 non-compliance of the Company's Products could have a material adverse impact on the Company's operations, results of operations or financial position.

     CREDIT RISK. The Company sells to many customers on extended-term arrangements. Moreover, in connection with certain sales of its systems and equipment, the Company has guaranteed certain loans from unaffiliated parties to purchasers of such systems and equipment. In addition, the Company has sold contracts and leases to third-party financing sources, the terms of which often obligate the Company to repurchase the contracts and leases in the event of a customer default or upon certain other occurrences. Performance of the Company's obligations under these arrangements could have a material adverse effect on the Company's financial condition. At August 31, 1998 and May 31, 1998, the Company had guaranteed approximately $8,078,000 and $11,140,000, respectively, of trade notes receivable sold with recourse and loans from unaffiliated parties to purchasers of the Company's seismic equipment. A number of significant payment defaults by customers could have a material adverse effect on the Company's financial position and results of operations. All loans guaranteed are collateralized by the seismic equipment. Due to the inherent uncertainties of guaranty agreements, the Company cannot estimate the fair value of the guaranties as of August 31, 1998.

SUBSEQUENT EVENT

      On September 30, 1998, the Company and DigiCOURSE, Inc., a New Orleans-based subsidiary of privately-owned The Laitram Corporation, signed a definitive merger agreement. Under the terms of the agreement, the Company will acquire, for 5,794,000 shares of Company common stock, all of the capital stock of DigiCOURSE, Inc. The transaction is subject to certain closing conditions, including additional due diligence, regulatory approvals and negotiation of certain ancillary documents. The Company anticipates that the transaction will close by the end of the Company's second fiscal quarter and will be accounted for as a purchase business combination.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

     NET SALES. The Company's first quarter net sales decreased $16.0 million, or 19.3%, to $67.0 million as compared to the prior year's first quarter net sales of $83.0 million. The decrease in sales revenues was primarily due to lower sales levels of the Company's land systems and components. The decline in sales of land systems and components is attributable to the decrease in oil prices resulting in delayed or reduced exploration spending by oil and gas companies during the quarter, which caused several projects to be postponed or canceled. During fiscal 1999's first quarter, two I/O SYSTEM TWO-Registered Trademark- land systems and one MSX marine system were sold, along with other seismic data acquisition recording equipment and components for expanding existing systems (representing a total channel count of 5,142 land and 2,448 marine channels); the prior year's first quarter sales consisted of 14 I/O SYSTEM TWO land systems and one MSX marine system and other recording equipment and components (for a total channel count of 23,796 land and 1,778 marine channels).

     GROSS PROFIT MARGIN. The Company's gross profit margin decreased for the first quarter of fiscal 1999 compared to the prior year's first quarter, from 40.2% to 32.8%. Reduced demand for land seismic equipment and instrumentation and a higher percentage of lower-margin marine streamers, cables and auxiliary equipment in the sales mix were major contributing factors to the decreased gross profit margins. The Company's gross profit margin for any particular reporting period is dependent on the product mix sold and the pricing scheme for the products sold for that period, and may vary materially from period to period.

     OPERATING EXPENSES. Operating expenses increased $3.7 million, or 21.1%, for fiscal 1999's first quarter over the prior year's first quarter operating expenses. Research and development expenses increased $1.7 million, or 22.6%, compared to the prior year's first quarter, primarily resulting from development of new products and expenses related to recent acquisitions. Marketing and sales expenses increased $1.1 million, or 37.4%, compared to the prior year's first quarter primarily due to expenses related to recent acquisitions and higher convention and exhibit expenses. General and administrative expenses increased $267,000, or 4.4%. Amortization of intangibles increased $673,000, or 56.7%, primarily due to increased goodwill expense resulting from acquisitions.

     INTEREST EXPENSE. Interest expense for the first quarter (related to the ten-year term facilities financing) was $242,000. See "Note (5) - Long-Term Debt" of the Notes to Consolidated Financial Statements. Interest expense for last year's first quarter was $322,000, also representing interest on this facility.

     INCOME TAX EXPENSE. The Company's effective income tax rate was approximately 32%, both for the first quarters of fiscal 1999 and of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

     GENERAL. The Company has traditionally financed its operations from internally generated cash flows, funds from equity financings and its credit facilities. Cash flows from operating activities before changes in working capital items were $6.4 million for the three months ended August 31, 1998. Cash flows from operating activities after changes in working capital items were a negative $7.0 million for the three months ended August 31, 1998, primarily due to decreases in accounts payable and accrued expenses (which represented a use of cash). As of August 31, 1998 no amounts of indebtedness were outstanding under the Company's Credit Agreement. The Company had approximately $49.8 million available for borrowings under the Credit Agreement as of August 31, 1998.

     The Company had outstanding long-term indebtedness of $9.8 million as of August 31, 1998 secured by the land, buildings and improvements housing the Company's executive offices, research and development headquarters and electronics manufacturing facility in Stafford, Texas. The loan bears interest at the rate of 7.875% per annum and is repayable in equal monthly installments of principal and interest of $151,439. The promissory note, which matures on September 1, 2006, contains prepayment penalties. See "Note
(5) - Long-Term Debt" of the Notes to Consolidated Financial Statements.

     Capital expenditures totaled $5.1 million for the first quarter. Total capital expenditures are currently expected to aggregate $17.0 million for fiscal 1999. The Company believes that the combination of its existing working capital, unused credit available under its revolving credit facility, internally generated cash flows and access to other financing sources will be adequate to meet its anticipated capital and liquidity requirements for the foreseeable future.

     CREDIT AGREEMENT. On February 27, 1998, the Company entered into a Credit Agreement with certain lenders, including Bank One, Texas, N.A., as administrative agent for the lenders, replacing the Company's former revolving working capital line of credit. The maximum amount available for borrowings under the Credit Agreement is $50 million. In addition, up to $15 million of credit available under the Credit Agreement may be used, as needed, by the Company for letters of credit. Indebtedness under the Credit Agreement will mature on February 27, 2001. Borrowings under the Credit Agreement may be made to finance the Company's working capital, capital expenditures, acquisitions permitted under the Credit Agreement and for general corporate purposes. Outstanding indebtedness under the Credit Agreement will bear interest, at the Company's option, at fluctuating interest rates based upon a prime rate or a eurodollar rate plus a credit margin that fluctuates depending upon the Company's ratio of funded debt to capitalization. In addition, the Company must pay a commitment fee for unused amounts available under the credit facility, in an amount also based upon the Company's ratio of funded debt to capitalization.

     The obligations of the Company under the Credit Agreement are unsecured, except for a first lien pledge of the capital stock of certain wholly-owned subsidiaries of the Company that the lenders consider to be "material subsidiaries". Additionally, certain of these wholly-owned subsidiaries have guaranteed the Company's obligations under the Credit Agreement.

     YEAR 2000. Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates. These date code fields will need to distinguish 21st century dates from 20th century dates and, as a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. The Company is currently working to resolve the potential impact of the Year 2000 issue on the computerized systems it utilizes internally, and with regard to its products and customers.

     STATE OF READINESS. The Company is in the process of evaluating the Year 2000 readiness of the hardware and software products sold by it ("Products"), the information technology systems used in its operations ("IT Systems"), and its non-IT Systems, such as building security, voice mail and other systems. The Company has substantially completed its assessment of its IT Systems used in the United States, which have been verified and tested to be Year 2000 compliant. Beginning in calendar 1996, the Company commenced replacement of its then-current U.S. IT System with a new system. This replacement, which was substantially completed in fiscal 1998, was required in order to meet current and future needs of the Company's business as well as to make more efficient various administrative and operating functions. Because the Company did not undertake this replacement for reasons of Year 2000 compliance (the Company understands that its previous IT system was also Year 2000 compliant), the costs of this conversion have not been identified as Year 2000 compliance costs. The Company has not yet, however, completed its assessment of its IT Systems at its European locations. It is currently planned that these systems will be replaced with a version of the Company's current U.S. IT System by late calendar 1999. The Company's Year 2000 compliance program is expected to cover the following phases: (i) inventory of all non-tested IT Systems and non-IT Systems; (ii) assessment of repair or replacement requirements; (iii) planning and remediation; (iv) testing; and
(v) implementation.

     With regard to its Products, the Company is continuing its testing and verification procedures to determine the nature and extent of their Year 2000 compliance. The Company has formed a cross-functional focus team to review these issues and to assist its customers and suppliers in identifying and resolving Year 2000 issues. The Company believes that its Products will be Year 2000 compliant by mid-1999. The overall assessment of the operational status of the Company's Products will depend, in large part, on the Year 2000 compliance of the Products' components, many of which are supplied by parties other than the Company. Prior to the end of calendar year 1998, the Company intends to (i) complete its internal review of the Year 2000 compliance of its Products and (ii) circulate and assimilate information from a questionnaire to vendors and customers in order to obtain information regarding their Year 2000 compliance. Until additional information is obtained, the Company will not be able to effectively evaluate whether further remediation efforts will be required with respect to its Products.

     Further, the Company relies, both domestically and internationally, upon various vendors, governmental agencies, utility companies, telecommunications service companies, delivery service companies and other service providers, which are outside of the Company's control. There is no assurance that such parties will not suffer a Year 2000 business disruption, which could have a material adverse effect on the Company's financial condition and results of operations.

     COSTS. To date, the Company has not incurred any material expenditures in connection with identifying, evaluating or remediating Year 2000 compliance issues. The Company has not retained an outside consultant to assist it in its review and assessment of its Year 2000 issues.

Most of its expenditures have related to the opportunity cost of time spent by employees of the Company evaluating the Company's Year 2000 issues for its IT Systems, its non-IT Systems and its Products. While the Company has not yet completed its evaluation of the estimated costs to remediate the Year 2000 issues concerning its Products and internal systems (primarily expected to be costs in connection with replacing systems and modifying software), management currently believes that these expenditures will not have a material adverse effect on its operations, results of operations or financial condition. However, no assurances can be given that until the Company fully completes its cost evaluation, the economic effects of these remediation efforts will not have a material adverse effect on its operations, results of operations or financial condition.

     A portion of the Company's Year 2000 compliance expenditures expected to be incurred relate to the Company's limited warranty coverage. As of August 31, 1998, no specific amounts have been accrued to the warranty reserve for such costs, as the Company has not been able to make an estimate of such costs based on its current level of assessment. For instances in which the limited warranty has expired or there was no warranty coverage, the Company would offer, on a fee basis, upgrades to those Products to render them Year 2000 compliant. The Company believes that internally generated funds or available cash will be sufficient to cover the projected costs associated with its Year 2000 remediation requirements.

     RISKS. The Company does not yet possess the information necessary to estimate the potential impact of Year 2000 compliance issues relating to its Products or vendors if such Products or vendors were not Year 2000 compliant. In addition, a relatively small number of customers have traditionally accounted for most of the Company's net sales from fiscal year to fiscal year, although the degree of sales concentration with any one customer has varied. The loss of any significant customer due to reasons related to Year 2000 non-compliance of the Company's Products could have a material adverse impact on the Company's operations, results of operations or financial position.

     Failure to timely reprogram or replace the Company's European financial and accounting software could, in a worse case scenario, result in the Company's inability to process accounting and financial data, which could have a material adverse effect on the Company. At this time, the Company does not possess all of the information necessary to estimate the potential impact of Year 2000 compliance issues relating to its European IT Systems, its non-IT Systems, its Products, its vendors and its customers. Such impact, including the effect of a Year 2000 business disruption, could have a material adverse effect on the Company's financial condition and results of operations.

     CONTINGENCY PLAN. The Company has not yet developed a Year 2000 specific contingency plan. The Company intends to prepare a contingency plan with respect to its financial and accounting software and its Products no later than mid-calendar 1999. In addition, if further Year 2000 compliance issues are discovered, the Company then will evaluate the need for one or more contingency plans relating to those particular issues.

     OTHER. Demand for the Company's products is dependent upon the level of worldwide oil and gas exploration and development activity. Such activity in turn is primarily dependent upon oil and gas prices, which have been subject to wide fluctuation in recent years. Since the spring of fiscal 1999, worldwide oil prices have been at their lowest levels since 1986. Continuing low prices for hydrocarbon production have in certain instances resulted in lower exploration budgets by oil companies, which situation during the first quarter of fiscal 1999 resulted in a reduction in demand for the Company's seismic data acquisition services and equipment.

     In addition, in recent months there has been considerable turmoil and uncertainty in the Russian financial markets, prompted in large part by the crisis in the Asian financial market which is still continuing, and the economic and political problems being experienced by a number of Asian countries. The Russian ruble has been under significant pressure, requiring the Russian government to raise interest rates substantially, and to seek special assistance from the International Monetary Fund in order to defend its currency. At the present time, it is not possible to predict whether the Russian government will be successful in avoiding another devaluation of the ruble, or when stability will return to its financial markets. Any devaluation of the ruble could exacerbate existing economic problems in Russia. Historically, customers in Russia and other Former Soviet Union countries have accounted for approximately 5-9% of the Company sales. The Company's combined trade accounts receivable and trade notes receivable balance from customers in Russia and other Former Soviet Union countries as of August 31, 1998 was approximately $26.6 million, these receivables are denominated in US dollars. To the extent that economic conditions in the Former Soviet Union or in Asia negatively affect future sales to the Company's customers in those regions or the collectibility of the Company's existing receivables, such conditions may adversely affect the Company's future results of operations, liquidity and financial condition.

     See "Cautionary Statement for Purposes of Forward-Looking Statements -Uncertainty of Energy Industry Conditions" and "Risk from Significant Amount of Foreign Sales".

CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD-LOOKING STATEMENTS

     Certain information contained in this Quarterly Report on Form 10-Q as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and are subject to the "Safe Harbor" provisions of that section. This information includes, without limitation, statements concerning future operations, future revenues, future earnings, future costs, future margins and future expenses; anticipated product releases and technological advances; the future mix of business and future asset recoveries; contingent liabilities; Year 2000 issues; the inherent unpredictability of adversarial proceedings; and future demand for the Company's products, future capital expenditures and future financial condition of the Company; future energy industry conditions; and economic conditions in Asia and Former Soviet Union countries. These statements are based on current expectations and involve a number of risks and uncertainties, including those set forth below and elsewhere in this Quarterly Report on Form 10-Q. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.

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

     UNCERTAINTY OF ENERGY INDUSTRY CONDITIONS. Demand for the Company's products is dependent upon the level of worldwide oil and gas exploration and development activity. Such activity in turn is primarily dependent upon oil and gas prices, which have been subject to wide fluctuation in recent years in response to relatively minor changes in the supply and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond the control of the Company. Recent worldwide oil prices have been at their lowest levels since 1986. Continuing low prices for hydrocarbon production have resulted in lower exploration budgets by oil companies, which has resulted in reduced demand for the Company's seismic data acquisition equipment. It is impossible to predict future oil and natural gas price movements or the duration of the current environment of lower oil and natural gas prices with any certainty. No assurances can be given as to future levels of worldwide oil and natural gas prices, the future level of activity in the oil and gas exploration and development industry and their relationship(s) to the demand for the Company's products.

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

     Demand for the Company's products from customers in developing countries (including Russia and other Former Soviet Union countries as well as certain Asian countries) is difficult to predict and can fluctuate significantly from year to year. The Company believes that these changes in demand result primarily from the instability of economies and governments in certain developing countries, changes in internal laws and policies affecting trade and investment, and because those markets are only beginning to adopt new technologies and establish purchasing practices. These risks may adversely affect the Company's future operating results and financial position. In addition, sales to customers in developing countries on extended terms can present heightened credit risks for the Company, for the reasons discussed above. See, in particular above, "Liquidity and Capital Resources - Other" for further information concerning these risks in those countries.

     RISKS RELATED TO TIMING OF PRODUCT SHIPMENTS. Due to the relatively high sales price of the Company's products and relatively low unit sales volume, the timing in the shipment of systems and the mix of products sold can produce fluctuations in quarter-to-quarter financial performance. One of the factors which may affect the Company's operating results from time to time is that a substantial portion of its net sales and other revenues in any period may result from shipments during the latter part of a period. Because the Company establishes its sales and operating expense levels based on its operational goals, if shipments in any period do not meet goals, revenues and net profits may be adversely affected. The Company believes that factors which could affect such timing in shipments include, among others, seasonality of end-user markets, availability of purchaser financing, manufacturing lead times and shortages of system components. In addition, because the Company typically operates, and expects to continue to operate, without a significant backlog of orders for its products, the Company's manufacturing plans and expenditure levels are based principally on sales forecasts, which could result in inventory excesses and imbalances from time to time.

     RISKS RELATED TO GROSS MARGIN. The Company's gross margin percentage is a function of the product mix sold in any period. Continuing increased percentages of lower margin marine seismic equipment and related components in the overall sales mix may result in margins remaining below their historically higher levels. Other factors, such as unit volumes, inventory obsolescence, heightened price competition, changes in sales and distribution channels, shortages in components due to untimely supplies or inability to obtain items at reasonable prices, and unavailability of skilled labor, may also continue to affect the cost of sales and the fluctuation of gross margin percentages in future periods.

     RISKS RELATED TO YEAR 2000 ISSUES. While the Company is currently assessing aspects of the potential impact of the Year 2000 issue, it has not yet completed its review. The problems actually encountered by the Company in addressing its Year 2000 issues may be more pervasive than anticipated by management, and if so, could have adverse effects on the Company's operations, results of operations or financial condition. See " - Liquidity and Capital Resources - Year 2000."

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

     COMPETITION. The design, manufacture and marketing of seismic data acquisition systems are highly competitive and are characterized by continual and rapid changes in technology. The Company's current principal competitor for land seismic equipment is Societe d'Etudes Recherches et Construction Electroniques, an affiliate of Compagnie General de Geophysique which, unlike the Company, possesses the advantage of being able to sell to an affiliated seismic contractor.

     Competition in the industry is expected to intensify and could adversely affect the Company's future results. Several of the Company's competitors have greater name recognition, more extensive engineering, manufacturing and marketing capabilities, and greater financial, technological and personnel resources than those available to the Company. In addition, certain companies in the industry have expanded their product lines or technologies in recent years as a result of acquisitions. There can be no assurance that the Company will be able to compete successfully in the future with existing or new competitors. Pressures from competitors offering lower-priced products or products employing new technologies could result in future price reductions for the Company's products.

     A continuing trend toward consolidation, concentrating buying power, in the oil field services industry may have the effect of adversely affecting the prices and demand for the Company's products and services.

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

     The foregoing review of factors pursuant to the Private Securities Litigation Reform Act of 1995 should not be construed as exhaustive. In addition to the foregoing, the Company wishes to refer readers to other factors discussed elsewhere in this report as well as the Company's other filings and reports with the Securities and Exchange Commission, including its most recent Annual Report on Form 10-K, for a further discussion of risks and uncertainties which could cause actual results to differ materially from those contained in forward-looking statements. The Company undertakes no obligation to publicly release the result of any revisions to any such forward-looking statements which may be made to reflect the events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is not yet required to provide the disclosures required by Regulation S-K Item 305 pursuant to General Instruction 1. to Paragraphs 305(a), 305(b), 305(c), 305(d), and 305(e) of Item 305. The Company's sales and financial instruments are principally denominated in U.S. dollars and the Company does not invest or intend to invest in derivative financial instruments or derivative commodity instruments. The Company's principal market risk is floating interest rate risk on indebtedness under its Credit Agreement.

PART II - OTHER INFORMATION.

     ITEM 1.   LEGAL PROCEEDINGS

     On September 24, 1997, a purported class action lawsuit was filed against the Company and the former president and chief executive officer, and an executive vice president, of the Company, in the U.S. District Court for the Southern District of Texas, Houston Division. The action, styled NORMAN TOCK V. INPUT/OUTPUT, INC., GARY D. OWENS AND ROBERT P. BRINDLEY, alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and state statutory and common law fraud provisions. The action was filed on behalf of purchasers of common stock of the Company that purchased shares during the period from September 17, 1996 through March 18, 1997. The complaint seeks damages in an unspecified amount plus costs and attorney's fees. The complaint alleges misrepresentations and omissions in public filings and announcements concerning the Company's business, sales and products, and disputes certain accounting methodologies employed by the Company. On October 21, 1997, a stipulation and order was entered by the court, extending the time for responses to the complaint by the defendants pending entry of an order appointing lead plaintiff and lead counsel. An amended complaint was filed on April 17, 1998. Defendants filed a motion to dismiss and brief in support thereof on June 8, 1998. Plaintiff has filed papers in opposition to that motion. Defendants have filed a reply to Plaintiff's opposition. No hearing on the motion to dismiss has been scheduled. The Company believes that the plaintiff's allegations are without merit and that there are meritorious defenses to the allegations and intends to defend the action vigorously.

     In the ordinary course of business, the Company has been named in other various lawsuits. While the final resolution of these matters may have an impact on the Company's consolidated financial results for a particular reporting period, management believes that the ultimate resolution of these matters will not have a material adverse impact on the Company's financial position, results of operations or liquidity.


     ITEM 2.   CHANGES IN SECURITIES

     During the fiscal quarter ended August 31, 1998, the Company made no sales of its equity securities that were not registered under the Securities Act of 1993, as amended.


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  List of documents filed as Exhibits.

              10.1      - Agreement and Plan of Merger between I/O Marine, Inc.,
                          Input/Output, Inc., DigiCourse, Inc. and The Laitram Corporation as of September 30, 1998.

              27.1      - Financial Data Schedule (included in EDGAR copy only)

         (b)  Reports on Form 8-K

                 No reports on Form 8-K were filed by the Company during the quarter ended August 31, 1998.

                              SIGNATURE


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                        INPUT/OUTPUT, INC.


                                        By: /s/ Ronald A. Harris
                                            -----------------------------
                                            Ronald A. Harris
                                            Vice President and Controller
                                            (Chief Accounting Officer)

Dated: October 14, 1998