Form 10-K/A
period 1998-05-31
INPUT OUTPUT INC
filed 1998-10-28
CIK 866609

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   FORM 10-K/A-1

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
COMMON STOCK, $0.01 PAR VALUE                NEW YORK STOCK EXCHANGE
PREFERRED STOCK PURCHASE RIGHTS              NEW YORK STOCK EXCHANGE
        (TITLE OF CLASS)            (NAME OF EACH EXCHANGE ON WHICH REGISTERED)

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

                                 $568,991,000

Indicate the number of shares outstanding of the registrant's classes of Common Stock, as of the latest practicable date.

          TITLE OF EACH CLASS                     NUMBER OF SHARES OUTSTANDING
            OF COMMON STOCK                             AT JUNE 30, 1998
            ---------------                             ----------------
     COMMON STOCK, $0.01 PAR VALUE                         44,584,634

                        DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant's 1998 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                      PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

     (3)  Exhibits:

          23.1      --Consent of KPMG Peat Marwick LLP

          99.1      --Information, Financial Statements and Exhibits required by
                      Form 11-K for the Input/Output, Inc. Employee Stock
                      Purchase Plan

                                     SIGNATURES



     The undersigned registrant hereby amends the following items, financial statements and exhibits of its Annual Report for its fiscal year ended May 31, 1998 on Form 10-K as set forth in the pages attached hereto:

     To file as Exhibit 99.1 the Information, Financial Statements and Exhibits required by Form 11-K for the Input/Output, Inc. Employee Stock Purchase Plan.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A-1 report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Stafford, State of Texas, on October 28, 1998.


                                       Input/Output, Inc.


                                       /s/ W.J. Zeringue
                                       -------------------------------------
                                       Chairman and
                                       Chief Executive Officer