Form 10-Q
period 1998-11-30
INPUT OUTPUT INC
filed 1999-01-14
CIK 866609

------------------------------------------------------------------------------
------------------------------------------------------------------------------


                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC 20549


                                     FORM 10-Q


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED:   NOVEMBER 30, 1998

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

At November 30, 1998 there were 50,395,434 shares of common stock, par value $0.01 per share, outstanding.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                         INPUT/OUTPUT, INC. AND SUBSIDIARIES

                                 INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED NOVEMBER 30, 1998



PART I.  Financial Information.

                                                                           Page
                                                                           ----
Item 1.  Financial Statements.

  Consolidated Balance Sheets
    November 30, 1998 and May 31, 1998 . . . . . . . . . . . . . . . . .     2

  Consolidated Statements of Operations
     Three and six months ended November 30, 1998 and 1997 . . . . . . .     3

  Consolidated Statements of Cash Flows
     Six months ended November 30, 1998 and 1997 . . . . . . . . . . . .     4

  Notes to Consolidated Financial Statements . . . . . . . . . . . . . .     5

Item 2.  Management's Discussion and Analysis of Results of Operations and
             Financial Condition . . . . . . . . . . . . . . . . . . . .    10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk. . .    21


PART II.  Other Information.

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .    21

Item 2.  Changes in Securities and Use of Proceeds . . . . . . . . . . .    22

Item 4. Submission of Matters to a Vote of Security Holders. . . . . . .    22

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .    23

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     (UNAUDITED)

                                       ASSETS                                             NOVEMBER 30,      May 31,
                                                                                              1998           1998
                                                                                          ------------      -------
Current assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $46,215        $72,275
   Trade accounts receivable, net. . . . . . . . . . . . . . . . . . . . . . . . . .          80,250         68,257
   Trade notes receivable, net . . . . . . . . . . . . . . . . . . . . . . . . . . .          41,848         38,987
   Income taxes receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,947             --
   Inventories, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         141,442        120,206
   Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,102          2,649
                                                                                            --------       --------
        Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .         315,804        302,374
   Long-term trade notes receivable. . . . . . . . . . . . . . . . . . . . . . . . .          24,113         32,487
   Deferred income tax asset, net. . . . . . . . . . . . . . . . . . . . . . . . . .           2,853          2,896
   Property, plant and equipment, net. . . . . . . . . . . . . . . . . . . . . . . .          72,567         69,303
   Goodwill, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          96,480         68,414
   Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          15,377         14,189
                                                                                            --------       --------
                                                                                            $527,194       $489,663
                                                                                            --------       --------
                                                                                            --------       --------
                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable, principally trade . . . . . . . . . . . . . . . . . . . . . . .         $27,645        $33,107
   Current installments of debt. . . . . . . . . . . . . . . . . . . . . . . . . . .           1,026            986
   Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          19,619         20,521
   Income taxes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              --          8,139
                                                                                            --------       --------
        Total current liabilities  . . . . . . . . . . . . . . . . . . . . . . . . .          48,290         62,753
   Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           9,491         10,011
   Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             754          1,199
Stockholders' equity:
   Preferred stock, $.01 par value; authorized 5,000,000 shares, none
      issued . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              --             --
   Common stock, $.01 par value; authorized 100,000,000 shares;
      issued 50,395,434 shares at November 30, 1998 and 44,584,634
      shares at May 31, 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . .             504            446
   Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . .         287,323        240,746
   Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         183,932        177,885
   Accumulated other comprehensive earnings. . . . . . . . . . . . . . . . . . . . .          (2,097)        (2,063)
   Unamortized restricted stock compensation . . . . . . . . . . . . . . . . . . . .          (1,003)        (1,314)
                                                                                            --------       --------
        Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . .         468,659        415,700
                                                                                            --------       --------
                                                                                            $527,194       $489,663
                                                                                            --------       --------
                                                                                            --------       --------

             See accompanying notes to consolidated financial statements.

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                 FOR THE THREE MONTHS                    FOR THE SIX MONTHS
                                                                        ENDED                                  ENDED
                                                                     NOVEMBER 30,                           NOVEMBER 30,
                                                              ---------------------------           ----------------------------
                                                                1998              1997                 1998              1997
                                                              ----------       ----------           ----------        ----------
Net sales . . . . . . . . . . . . . . . . . . . . . . . .     $   73,918       $  103,683           $  140,913        $  186,653
Cost of sales . . . . . . . . . . . . . . . . . . . . . .         45,936           61,892               90,968           111,548
                                                              ----------       ----------           ----------        ----------
       Gross profit . . . . . . . . . . . . . . . . . . .         27,982           41,791               49,945            75,105
                                                              ----------       ----------           ----------        ----------
Operating expenses:
   Research and development . . . . . . . . . . . . . . .         10,052            8,228               19,113            15,616
   Marketing and sales  . . . . . . . . . . . . . . . . .          3,962            3,707                7,924             6,591
   General and administrative . . . . . . . . . . . . . .          8,100            8,442               14,435            14,510
   Amortization of intangibles  . . . . . . . . . . . . .          2,226            1,229                4,086             2,416
                                                              ----------       ----------           ----------        ----------
       Total operating expenses . . . . . . . . . . . . .         24,340           21,606               45,558            39,133
                                                              ----------       ----------           ----------        ----------
Earnings from operations. . . . . . . . . . . . . . . . .          3,642           20,185                4,387            35,972
Interest expense. . . . . . . . . . . . . . . . . . . . .           (217)            (258)                (459)             (580)
Other income. . . . . . . . . . . . . . . . . . . . . . .          2,122            2,253                4,965             3,372
                                                              ----------       ----------           ----------        ----------
Earnings before income taxes. . . . . . . . . . . . . . .          5,547           22,180                8,893            38,764
Income taxes. . . . . . . . . . . . . . . . . . . . . . .          1,775            7,098                2,846            12,405
                                                              ----------       ----------           ----------        ----------
Net earnings. . . . . . . . . . . . . . . . . . . . . . .     $    3,772       $   15,082           $    6,047        $   26,359
                                                              ----------       ----------           ----------        ----------
                                                              ----------       ----------           ----------        ----------
Basic earnings per common share . . . . . . . . . . . . .     $     0.08       $     0.34           $     0.13        $     0.61
                                                              ----------       ----------           ----------        ----------
                                                              ----------       ----------           ----------        ----------
Weighted average number of common
shares outstanding. . . . . . . . . . . . . . . . . . . .     48,459,101       43,736,043           46,522,301        43,559,551
                                                              ----------       ----------           ----------        ----------
                                                              ----------       ----------           ----------        ----------
Diluted earnings per common share . . . . . . . . . . . .     $     0.08       $     0.34           $     0.13        $     0.60
                                                              ----------       ----------           ----------        ----------
                                                              ----------       ----------           ----------        ----------
Weighted average number of diluted
common shares outstanding . . . . . . . . . . . . . . .  .    48,508,229       44,414,098           46,605,248        44,103,991
                                                              ----------       ----------           ----------        ----------
                                                              ----------       ----------           ----------        ----------

            See accompanying notes to consolidated financial statements.

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                               SIX MONTHS ENDED
                                                                                                 NOVEMBER 30,
                                                                                            -----------------------
                                                                                              1998           1997
                                                                                            --------       --------
Cash flows from operating activities:
   Net earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  6,047       $ 26,359
Adjustments to reconcile net earnings to net cash
   (used in) provided by operating activities:
   Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . . .          10,007          7,787
   Amortization of restricted stock compensation . . . . . . . . . . . . . . . . . .             311             34
   Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (237)         1,335
   Pension costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (443)           180
                                                                                             -------        -------
                                                                                              15,685         35,695
Changes in assets and liabilities, net of effect of acquisitions:
   Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (44)       (17,704)
   Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (7,468)           380
   Leased equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,087          2,383
   Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . . . . . .         (15,277)        21,615
   Income taxes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (10,086)         3,853
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (1,487)           299
                                                                                             -------        -------
       Net cash (used in) provided by operating activities . . . . . . . . . . . . .         (17,590)        46,521

Cash flows from investing activities:
   Purchases of property, plant and equipment. . . . . . . . . . . . . . . . . . . .          (8,344)        (3,684)
   Investment in other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .            (608)          (864)
                                                                                             -------        -------
       Net cash used in investing activities . . . . . . . . . . . . . . . . . . . .          (8,952)        (4,548)

Cash flows from financing activities:
   Payments on debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (480)          (447)
   Proceeds from exercise of stock options and related tax benefit . . . . . . . . .             328          5,784
   Proceeds from issuance of stock for the Employee Stock
     Purchase Plan . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             534             --
                                                                                             -------        -------
       Net cash provided by financing activities . . . . . . . . . . . . . . . . . .             382          5,337

   Effect of foreign currency exchange rates . . . . . . . . . . . . . . . . . . . .             100            (69)
                                                                                             -------        -------
   Net (decrease) increase in cash and cash equivalents. . . . . . . . . . . . . . .         (26,060)        47,241

   Cash and cash equivalents at beginning of year. . . . . . . . . . . . . . . . . .          72,275          2,573
                                                                                             -------        -------
       Cash and cash equivalents at end of period. . . . . . . . . . . . . . . . . .         $46,215        $49,814
                                                                                             -------        -------
                                                                                             -------        -------

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

(2)   INVENTORIES

      Inventories are stated at the lower of cost (primarily first-in, first-out) or market. A summary of inventories follows (in thousands):

                                             NOVEMBER 30     May 31,
                                                 1998         1998
                                             -----------    --------
Raw materials. . . . . . . . . . . . . .        $69,232      $67,432
Work-in-process. . . . . . . . . . . . .         14,235       25,262
Finished goods . . . . . . . . . . . . .         57,975       27,512
                                               --------     --------
                                               $141,442     $120,206
                                               --------     --------
                                               --------     --------

(3)   EARNINGS PER SHARE

      The Company has adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, "Earnings per Share". In accordance with this pronouncement, basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined on the assumption that outstanding dilutive stock options have been exercised and the aggregate proceeds as defined were used to reacquire Company common stock using the average price of such common stock for the period. Prior period earnings per share amounts have been restated in accordance with the requirements of the pronouncement.

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

                                    FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                            ENDED                  ENDED
                                        NOVEMBER 30,           NOVEMBER 30,
                                    --------------------    ------------------
                                      1998        1997        1998      1997
                                    --------    --------    --------  --------
Net earnings available to common
stockholders (in thousands). . . .    $3,772     $15,082      $6,047     $26,359
                                  ----------  ----------  ----------  ----------
                                  ----------  ----------  ----------  ----------
Weighted average number of common
shares outstanding . . . . . . . .48,459,101  43,736,043  46,522,301  43,559,551

Stock options. . . . . . . . . . .    49,128     678,055      82,947     544,440
                                  ----------  ----------  ----------  ----------
                                  ----------  ----------  ----------  ----------
Weighted average number of diluted
common shares outstanding. . . . .48,508,229  44,414,098  46,605,248  44,103,991
                                  ----------  ----------  ----------  ----------
                                  ----------  ----------  ----------  ----------
Basic earnings per common share. .   $  0.08     $  0.34     $  0.13     $  0.61
                                  ----------  ----------  ----------  ----------
                                  ----------  ----------  ----------  ----------

Diluted earnings per common share.   $  0.08     $  0.34     $  0.13     $  0.60
                                  ----------  ----------  ----------  ----------
                                  ----------  ----------  ----------  ----------

      At November 30, 1998 and 1997, there were 4,046,806 and 930,000, respectively, of shares subject to stock options that were not included in the calculation of diluted earnings per common share, because to do so would have been antidilutive.

(4)   STATEMENTS OF CASH FLOWS

      The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company does not use or intend to use derivatives. Exchange rate fluctuations have not had a material effect on the Company's Statements of Cash Flows.

      Supplemental disclosures of cash flow information for the six months ended November 30, 1998 and 1997 follow (in thousands):

                                                              1998        1997
                                                            --------    --------
Cash paid during the periods for:

     Interest (net of amount capitalized). .                $   459     $   629
                                                            -------     -------
     Income taxes. . . . . . . . . . . . . .                $13,420     $ 4,561
                                                            -------     -------
                                                            -------     -------

                        INPUT/OUTPUT, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (CONTINUED)
                                    (UNAUDITED)

(5)   LONG TERM DEBT

      A Company subsidiary has a $12.6 million original principal amount, ten-year term loan secured by certain of its land and buildings located in Stafford, Texas which includes the Company's executive offices, research and development headquarters, and electronics manufacturing facility. The term loan, which the Company has guaranteed under a Limited Guaranty, bears interest at a fixed rate of 7.875% per annum. The Company leases all of the property from its subsidiary under a master lease, which lease has been collaterally assigned to the lender as security for the term loan. The term loan provides for penalties for prepayment prior to maturity. The term loan also contains certain restrictive financial covenants with which the Company was in compliance at November 30, 1998.

(6)   COMPREHENSIVE EARNINGS

      Effective June 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in a company's equity (except those resulting from investments by and distributions to owners), including, among other things, foreign currency translation adjustments, and unrealized gains (losses) on marketable securities classified as available-for-sale. Total comprehensive earnings for the six months ended November 30, 1998 and 1997 follow (in thousands):

                                                              1998        1997
                                                            --------    --------
     Net earnings. . . . . . . . . . . . . . . .             $6,047     $26,359
     Foreign currency translation adjustments. .                (34)         48
                                                            --------    --------
     Total comprehensive earnings. . . . . . . .             $6,013     $26,407
                                                            --------    --------
                                                            --------    --------

(7)   ACQUISITION

      On September 30, 1998, the Company and The Laitram Corporation entered into a definitive merger agreement for the Company's acquisition of DigiCourse, Inc., a wholly owned subsidiary of The Laitram Corporation. Under the terms of the agreement, the Company acquired for 5,794,000 shares of Company common stock, all of the capital stock of DigiCourse, Inc. The Company closed the transaction on November 16, 1998. As a result of the transaction, The Laitram Corporation beneficially owns approximately 11.7% of the outstanding common stock of the Company. The transaction was accounted for as a purchase business combination.

The amortization life of the resulting goodwill will be 17 years. The proforma effects of the acquisition are not considered material.

(8)   NEW ACCOUNTING PRONOUNCEMENTS

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

(9)   COMMITMENTS AND CONTINGENCIES

      LEGAL PROCEEDINGS. On September 24, 1997, a purported class action lawsuit was filed against the Company, the former president and chief executive officer of the Company, and an executive vice president of the Company, in the U.S. District Court for the Southern District of Texas, Houston Division. The action, styled NORMAN TOCK V. INPUT/OUTPUT, INC., GARY
D. OWENS AND ROBERT P. BRINDLEY, alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and state statutory and common law fraud provisions. By Memorandum Opinion issued and Final Judgment entered on December 31, 1998, the U.S. District Court for the Southern District of Texas, Houston Division, ordered that the defendants' motion to dismiss the amended complaint be granted, ordered that the federal securities fraud claims be dismissed with prejudice, and denied the plaintiff's request for leave to further amend the complaint. The state law claims were dismissed without prejudice to their being refiled in the appropriate state court. The plaintiff has 30 days from the date that the judgment was entered to file a notice of appeal.

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

      YEAR 2000. With regard to the hardware and software products sold by it, the Company is continuing its testing procedures to determine the nature and extent of their Year 2000 compliance. The Company has formed a cross-functional focus team to review these issues and to assist its customers and suppliers in identifying and resolving Year 2000 issues. The overall assessment of the operational status of the Company's products will depend, in large part, on the Year 2000 compliance of the products' components, many of which are supplied by parties other than the Company. Prior to the end of April 1999, the Company intends to (i) complete its internal review of the Year 2000 compliance of its products and (ii) assimilate information from a questionnaire circulated to vendors and customers in order to obtain information regarding their Year 2000 compliance. Until this additional information is obtained and evaluated, the Company will not be able to effectively evaluate whether further remediation efforts will be required with respect to its products.

      A portion of the Company's Year 2000 compliance expenditures expected to be incurred relate to the Company's limited warranty coverage. As of November 30, 1998, no specific amounts have been accrued to the warranty reserve for such costs, as the Company has not yet been able to make an estimate of such costs based on its current level of assessment. For instances in which the limited warranty has expired or there was no warranty coverage, the Company would offer, on a fee basis, upgrades (if technically achievable) to those products to render them Year 2000 compliant.

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

      CREDIT RISK. The Company sells to many customers on extended-term arrangements. Significant payment defaults by customers could have a material adverse effect on the Company's financial position and results of operations. Moreover, in connection with certain sales of its systems and equipment, the Company has guaranteed certain loans from unaffiliated parties to purchasers of such systems and equipment. In addition, the Company has sold contracts and leases to third-party financing sources, the terms of which often obligate the Company to repurchase the contracts and leases in the event of a customer default or upon certain other occurrences. Performance of the Company's obligations under these arrangements could have a material adverse effect on the Company's financial condition. At May 31, 1998, the Company had guaranteed approximately $11,140,000 of trade notes receivable sold with recourse and loans from unaffiliated parties to purchasers of the Company's seismic equipment; however, at November 30, 1998, the amount of these guaranties outstanding was approximately $2,408,000. In January 1999, the Company paid $1,661,000 to a creditor of a Company customer in satisfaction of the Company's obligations under a guaranty with respect to a defaulted equipment lease between the customer and that creditor. All loans guaranteed are collateralized by the seismic equipment. Due to the inherent uncertainties of guaranty agreements, the Company cannot estimate the fair value of the guaranties as of November 30, 1998.

(10)  SUBSEQUENT EVENTS

      In October 1998, the Company made a significant sale of marine seismic equipment to a customer for installation on the customer's two vessels; a substantial portion of this sale was financed by the Company. In late December 1998, the customer's vessel, on which a majority of this equipment was installed, was seized by a creditor of the customer. Currently, the Company is in the process of obtaining additional information regarding this situation and no assurance can be given as to the amount and timing of payment, or the Company's ultimate recovery, if any, of this $13.8 million receivable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

      INTRODUCTION. The Company's net sales are directly related to the level of worldwide oil and gas exploration activities and the profitability and cash flows of oil and gas companies and seismic contractors, which in turn are affected by expectations regarding the supply and demand for oil and natural gas, energy prices and finding and development costs. Oil and gas supply and demand and pricing, in turn, are influenced by numerous factors including, but not limited to, those described below in "Cautionary Statement for Purposes of Forward-Looking Statements - Uncertainty of Energy Industry Conditions" and "-Risk From Significant Amount of Foreign Sales." The Company believes that when significant decreases in worldwide oil production were not evident by the summer of 1998, the Company's customers anticipated a continuation of low prices for an extended period and began to reduce their intended levels of expenditures for seismic equipment. Until confidence in future oil prices above current levels is restored, orders for the Company's equipment are expected to remain at lower levels than experienced in fiscal 1998. Additional declines in oil prices or prolonged expectations for little or no improvement in prices could cause the Company's customers to further reduce their spending and further adversely affect the Company's results of operation and financial condition. Although order cancellations and defaults on financed sales have to date been minimal, the risk of such cancellations and defaults exists, which could deteriorate the Company's anticipated performance and future financial condition.

      NET SALES. The Company's second quarter net sales decreased $29.8 million, or 28.7%, to $73.9 million as compared to the prior year's second quarter net sales of $103.7 million. The decrease in net sales was primarily due to lower sales levels of the Company's land systems and components. The decline in sales of land systems and components is primarily attributable to the decrease in oil prices resulting in delayed or reduced capital or exploration spending by oil and gas companies during the quarter, which caused several projects to be postponed or canceled. See "INTRODUCTION" above. During fiscal 1999's second quarter, five System 2000 land systems and two MSX marine system were sold, along with other seismic data acquisition recording equipment and components (representing a total channel count of 5,928 land and 4,496 marine channels); the prior year's second quarter sales consisted of 17 I/O SYSTEM TWO-Registered Trademark- land systems and one MSX marine system and other recording equipment and components (for a total channel count of 33,720 land and 3,838 marine channels).

      Net sales for the first six months of the current year decreased $45.7 million, or 24.5%, to $140.9 million as compared to the prior year's first six months net sales of $186.7 million. The decrease in net sales was primarily due to lower sales levels of the Company's land systems and components, primarily attributable to the decrease in oil prices resulting in delayed or reduced exploration spending by oil and gas companies during the first six months of the current fiscal year, which caused several projects to be postponed or canceled. Sales of seven I/O SYSTEM TWO and System 2000 land systems and three MSX marine systems were recorded during the first six months of fiscal 1999 compared to 31 I/O SYSTEM TWO land systems and two MSX marine systems for the prior year's first six months.

      GROSS PROFIT MARGIN. The Company's gross profit margin decreased for the second quarter and year-to-date compared to the prior year periods, from 40.3% to 37.9%, and 40.2% to 35.4% respectively. Reduced demand for higher-margin land seismic equipment and instrumentation was the major contributing factor to the decreased gross profit margins. The Company's gross profit margin for any particular reporting period is dependent on the product mix sold and the pricing scheme for the products sold for that period, and may vary materially from period to period.

      OPERATING EXPENSES. Operating expenses increased $2.7 million, or 12.7%, for fiscal 1999's second quarter over the prior year's second quarter operating expenses. Research and development expenses increased $1.8 million, or 22.2%, compared to the prior year's second quarter, primarily resulting from increased product development expenses and expenses related to recent acquisitions, offset in part by decreased accruals for bonus and related compensation expenses. Marketing and sales expenses increased $255,000, or 6.9%, compared to the prior year's second quarter primarily due to expenses related to recent acquisitions, offset in part by decreased accruals for bonus and related compensation expenses and decreased expense for third party commissions on sales. General and administrative expenses decreased $342,000, or 4.1%. Amortization of intangibles increased $997,000, or 81.1%, primarily due to increased goodwill expense resulting from recent acquisitions.

      Operating expenses for the first six months of the current year were $6.4 million, or 16.4%, above the amount of operating expenses for the first six months of the prior year. Research and development expenses increased $3.5 million, or 22.4%, primarily resulting from increased product development expenses and expenses related to recent acquisitions, offset in part by decreased accruals for bonus and related compensation expenses. Marketing and sales expenses increased $1.3 million, or 20.2%, compared to the prior year's first six months primarily due to expenses related to recent acquisitions and increased convention and exhibit expenses, offset in part by decreased accruals for bonus and related compensation expense and decreased expense for third party commissions on sales. General and administrative expenses decreased $75,000, or 0.5%, compared to the prior year's first six months. Amortization of intangibles increased $1.6 million, or 47.2%, compared to the prior year's first six months primarily due to increased goodwill expense resulting from recent acquisitions.

      INTEREST EXPENSE. Interest expense for the second quarter and the first six months of the current year (related to the ten-year term facilities financing) was $217,000 and $459,000, respectively. See "Note (5) - Long-term Debt" of the Notes to Consolidated Financial Statements. Interest expense for the prior year's second quarter and first six months was $258,000 and $580,000, respectively, also representing interest on this facility.

      INCOME TAX EXPENSE. The Company's effective income tax rate was approximately 32%, both for the second quarters and the first six months of fiscal 1999 and fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

     GENERAL. The Company has traditionally financed its operations from internally generated cash flows, funds from equity financings and its credit facilities. Cash flows from operating activities before changes in working capital items were $15.7 million for the six months ended November 30, 1998. Cash flows from operating activities after changes in working capital items were a negative $17.6 million for the six months ended November 30, 1998, primarily due to decreases in accounts payable and accrued expenses (which represented a use of cash), increased income tax payments (primarily due to foreign subsidiaries settling prior years' tax liabilities) and increased inventories (primarily due to the lower sales level). As of November 30, 1998, no amounts of indebtedness were outstanding under the Company's Credit Agreement and the Company had approximately $49.8 million available for borrowings under the Credit Agreement.

     The Company had outstanding long-term indebtedness of $9.5 million as of November 30, 1998 secured by the land, buildings and improvements housing the Company's executive offices, research and development headquarters and electronics manufacturing facility in Stafford, Texas. The loan bears interest at the rate of 7.875% per annum and is repayable in equal monthly installments of principal and interest of $151,439. The promissory note, which matures on September 1, 2006, contains prepayment penalties. See "Note
(5) - Long-term Debt" of the Notes to Consolidated Financial Statements.

     Capital expenditures for plant, property and equipment totaled $8.3 million for the first six months of fiscal 1999. Total capital expenditures are currently expected to aggregate $13.0 million for fiscal 1999. The Company believes that the combination of its existing working capital, unused credit available under its revolving credit facility, internally generated cash flows and access to other financing sources will be adequate to meet its anticipated capital and liquidity requirements for the foreseeable future.

     CREDIT AGREEMENT. In February 1998, the Company entered into a Credit Agreement with certain lenders, including Bank One, Texas, N.A., as administrative agent for the lenders, replacing the Company's former revolving working capital line of credit. The maximum amount available for borrowings under the Credit Agreement is $50 million. In addition, up to $15 million of credit available under the Credit Agreement may be used, as needed, by the Company for letters of credit. Indebtedness under the Credit Agreement will mature on February 27, 2001. Borrowings under the Credit Agreement may be made to finance the Company's working capital, capital expenditures, acquisitions permitted under the Credit Agreement and for general corporate purposes. Outstanding indebtedness under the Credit Agreement will bear interest, at the Company's option, at fluctuating interest rates based upon a prime rate or a eurodollar rate plus a credit margin that fluctuates depending upon the Company's ratio of funded debt to capitalization. In addition, the Company must pay a commitment fee for unused amounts available under the credit facility, in an amount also based upon the Company's ratio of funded debt to capitalization.

     The obligations of the Company under the Credit Agreement are unsecured, except for a first lien pledge of the capital stock of certain wholly owned subsidiaries of the Company that the lenders consider to be "material subsidiaries". Additionally, certain of these wholly owned subsidiaries have guaranteed the Company's obligations under the Credit Agreement.

     ACQUISITION. On September 30, 1998, the Company and The Laitram Corporation entered into a definitive merger agreement for the Company's acquisition of DigiCourse, Inc., a wholly owned subsidiary of The Laitram Corporation. Under the terms of the agreement, the Company acquired for 5,794,000 shares of Company common stock, all of the capital stock of DigiCourse, Inc. The Company closed the transaction on November 16, 1998. As a result of the transaction, The Laitram Corporation beneficially owns approximately 11.7% of the outstanding common stock of the Company. The transaction was accounted for as a purchase business combination. The amortization life of the resulting goodwill will be 17 years. The proforma effects of the acquisition are not considered material.

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

     STATE OF READINESS. The Company is in the process of evaluating the Year 2000 readiness of the hardware and software products sold by it ("products"), the information technology systems used in its operations ("IT Systems"), and its non-IT Systems, such as building security, voice mail and other systems. The Company has substantially completed its assessment of its IT Systems used in the United States, which have been tested to be Year 2000 compliant. Beginning in calendar 1996, the Company commenced replacement of its then current U.S. IT System with a new system. This replacement, which was substantially completed in fiscal 1998, was required in order to meet current and future needs of the Company's business as well as to make more efficient various administrative and operating functions. Because the Company did not undertake this replacement for reasons of Year 2000 compliance (the Company understands that its previous IT system was also Year 2000 compliant), the costs of this conversion have not been identified as Year 2000 compliance costs. The Company has not yet, however, completed its assessment of its IT Systems at its European locations. It is currently planned that these systems will be replaced with a version of the Company's current U.S. IT System or a smaller-scale Year 2000-compliant system by late calendar year 1999. The Company's Year 2000 IT/facilities compliance program is expected to cover the following phases: (i) inventory of all non-tested IT Systems and non-IT Systems; (ii) assessment of repair or replacement requirements; (iii) planning and remediation; (iv) testing; and (v) implementation.

     With regard to its products, the Company is continuing its testing procedures to determine the nature and extent of their Year 2000 compliance. The Company's cross-functional focus team has continued to review these issues and to assist its customers and suppliers in identifying and resolving Year 2000 issues. The Company believes that its products will be Year 2000 compliant by mid-1999; however, the overall assessment of the operational status of the Company's products will depend, in large part, on the Year 2000 compliance of the products' components, many of which are supplied by parties other than the Company. Year 2000 testing work on the Company's products, which commenced in early 1998, is ongoing and expected to be completed in February 1999. Prior to the end of February 1999, the Company intends to (i) complete its internal review of the Year 2000 compliance of its products and (ii) assimilate information from a questionnaire circulated to vendors and customers in order to obtain information regarding their Year 2000 compliance. Until this additional information is obtained and evaluated, the Company will not be able to effectively evaluate whether further remediation efforts will be required with respect to its products.

     The Company also relies, both domestically and internationally, upon various vendors, governmental agencies, utility companies, telecommunications service companies, delivery service companies and other service providers, which are outside of the Company's control. There is no assurance that such parties will not suffer a Year 2000 business disruption, which could have a material adverse effect on the Company's financial condition and results of operations.

     COSTS. To date, the Company has not incurred any material expenditures in connection with identifying, evaluating or remediating Year 2000 compliance issues. The Company has not retained an outside consultant to assist it in its review and assessment of its Year 2000 issues. Most of its expenditures have related to the opportunity cost of time spent by employees of the Company in evaluating the Company's Year 2000 issues for its IT Systems, its non-IT Systems and its products. While the Company has not yet completed its evaluation of the estimated costs required to remediate the Year 2000 issues concerning its products and internal systems (primarily expected to be costs in connection with replacing systems and modifying software), management currently believes that these expenditures will not have a material adverse effect on its operations, results of operations or financial condition. However, no assurances can be given that until the Company fully completes its cost evaluation, the economic effects of these remediation efforts will not have a material adverse effect on its operations, results of operations or financial condition.

     A portion of the Company's Year 2000 compliance expenditures expected to be incurred relate to the Company's limited warranty coverage. As of November 30, 1998, no specific amounts have been accrued to the warranty reserve for such costs, as the Company has not been able to make an estimate of such costs based on its current level of assessment. For instances in which the limited warranty has expired or there was no warranty coverage, the Company will offer, on a fee basis, upgrades (if technically achievable) to those products to render them Year 2000 compliant. In general, the Company is constantly upgrading the systems and software incorporated into its products in connection with its ongoing customer service efforts. As a result of these efforts, the Company identifies and remediates certain Year 2000 problems. The Company believes that internally generated funds or available cash will be sufficient to cover the projected costs associated with its Year 2000 remediation requirements.
                                       14

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

     Failure to timely reprogram or replace the Company's European financial and accounting software could, in a worse case scenario, result in the Company's inability to process accounting and financial data in Europe. At this time, the Company does not possess all of the information necessary to estimate the potential impact of Year 2000 compliance issues relating to its European IT Systems, its non-IT Systems, its products, its vendors and its customers. Such impact, including the effect of a Year 2000 business disruption, would not be expected to have a material adverse effect on the Company's financial condition and results of operations.

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

     OTHER. Demand for the Company's products is dependent upon the level of worldwide oil and gas exploration and development activity. Such activity in turn is primarily dependent upon oil and gas prices, which have been subject to wide fluctuation in recent years. Since the beginning of fiscal 1999, worldwide oil prices have been at their lowest levels since 1986. Continuing low prices for hydrocarbon production have in certain instances resulted in lower exploration budgets by oil companies, which situation during the first six months of fiscal 1999 resulted in a reduction in demand for the Company's seismic data acquisition equipment and services.

     A continuation of depressed prices for hydrocarbon production and reduced demand for the services of the Company's customers may further strain the revenues and cash resources of the customers of the Company, thereby resulting in a higher likelihood of defaults in the customers' timely payment of their obligations under the Company's financed sales arrangements. Increased levels of payment defaults with respect to the Company's financed sales arrangements could have a material adverse effect of the Company's results of operations.

     In addition, during 1999 there has been considerable turmoil and uncertainty in the Russian financial markets, prompted in large part by the crisis in the Asian financial markets, and the economic and political problems being experienced by a number of Asian countries. The Russian ruble has been under significant pressure, requiring the Russian government to raise interest rates substantially, and to seek special assistance from the International Monetary Fund in order to defend its currency. At the present time, it is not possible to predict whether the

Russian government will be successful in avoiding another devaluation of the ruble, or when stability will return to its financial markets. Any devaluation of the ruble could exacerbate existing economic problems in Russia. Historically, customers in Russia and other Former Soviet Union countries have accounted for approximately 5-9% of the Company's net sales. The Company's combined trade accounts receivable and trade notes receivable balance from customers in Russia and other Former Soviet Union countries as of November 30, 1998 was approximately $27.6 million; these receivables are denominated in US dollars. To the extent that economic conditions in the Former Soviet Union or in Asia negatively affect future sales to the Company's customers in those regions or the collectibility of the Company's existing receivables, such conditions may adversely effect the Company's future results of operations, liquidity and financial condition.

     In January 1999, the Company paid $1,661,000 to a creditor of a Company customer in satisfaction of the Company's obligations under a guaranty with respect to a defaulted equipment lease between the customer and that creditor.

     See "Cautionary Statement for Purposes of Forward-Looking Statements -Uncertainty of Energy Industry Conditions," "- Credit Risks from Sales Arrangements" and "- Risk from Significant Amount of Foreign Sales".

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

     CREDIT RISK FROM SALES ARRANGEMENTS. The Company sells to many customers on extended-term arrangements. Moreover, in connection with certain sales of its systems and equipment, the Company has guaranteed certain loans from unaffiliated parties to purchasers of such systems and equipment. In addition, the Company has sold contracts and leases to third-party financing sources, the terms of which often obligate the Company to repurchase the contracts and leases in the event of a customer default or upon certain other occurrences. Performance of the Company's obligations under these arrangements could have a material adverse effect on the Company's financial condition. Significant payment defaults by customers could have a material adverse effect on the Company's financial position and results of operations. See also Note 9 of Notes to Consolidated Financial Statements - Commitments and Contingencies - Credit Risk.

     RELIANCE ON SIGNIFICANT CUSTOMERS. A relatively small number of customers have accounted for most of the Company's net sales, although the degree of sales concentration with any one customer has varied from fiscal year to year. During fiscal 1998, 1997 and 1996 the two largest customers in each of those years accounted for 35%, 45% and 42%, respectively, of the Company's net sales. The loss of these customers could have a material adverse effect on the

Company's net sales.

     RISK FROM SIGNIFICANT AMOUNT OF FOREIGN SALES. Sales outside the United States have historically accounted for a significant part of the Company's net sales. Foreign sales are subject to special risks inherent in doing business outside of the United States, including the risk of war, civil disturbances, embargo and government activities, which may disrupt markets and affect operating results. Foreign sales are also generally subject to the risks of compliance with additional laws, including tariff regulations and import/export restrictions. The Company is, from time to time, required to obtain export licenses and there can be no assurance that it will not experience difficulty in obtaining such licenses as may be required in connection with export sales.

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

     RISKS RELATED TO TIMING OF PRODUCT SHIPMENTS. Due to the relatively high sales price of the Company's products and relatively low unit sales volume, the timing in the shipment of systems and the mix of products sold can produce fluctuations in quarter-to-quarter financial performance. One of the factors which may affect the Company's operating results from time to time is that a substantial portion of its net sales in any period may result from shipments during the latter part of a period. Because the Company establishes its sales and operating expense levels based on its operational goals, if shipments in any period do not meet goals, net sales and net earnings may be adversely affected. The Company believes that factors which could affect such timing in shipments include, among others, seasonality of end-user markets, availability of purchaser financing, manufacturing lead times and shortages of system components. In addition, because the Company typically operates, and expects to continue to operate, without a significant backlog of orders for its products, the Company's manufacturing plans and expenditure levels are based principally on sales forecasts, which could result in inventory excesses and imbalances from time to time.

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

     DISRUPTION IN VENDOR SUPPLIES. The Company's manufacturing process requires a high volume of quality components. Certain components used by the Company are currently provided by only one supplier. In the future, the Company may, from time to time, experience supply or quality control problems with its suppliers, and such problems could significantly affect its ability to meet production and sales commitments. The Company's reliance on certain suppliers, as well as industry supply conditions generally, involve several risks, including the possibility of a shortage or a lack of availability of key components, increases in component costs and reduced control over delivery schedules, any of which could adversely affect the Company's future financial results.

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

     RISKS OF STOCK VOLATILITY AND ABSENCE OF DIVIDENDS. In recent years, the stock market in general and the market for energy and technology stocks in particular, including the Company's common stock, have experienced extreme price fluctuations. The sales price for the Company's Common Stock has declined from $25 7/8 per share at November 28, 1997 to $8 3/16 per share at November 30, 1998 (based on New York Stock Exchange composite tape closing sales prices). There is a risk that stock price fluctuation could impact the Company's operations. Changes in the price of the Company's common stock could affect the Company's ability to successfully attract and retain qualified personnel or complete desirable business combinations or other transactions in the future. The Company has historically not paid, and does not intend to pay in the foreseeable future, cash dividends on its capital stock.

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

     OIL AND GAS OPERATIONS. The Company's oil and gas operations are subject to the economic risks typically associated with exploration, development, and production activities. In conducting exploration and development activities, the Company may drill unsuccessful wells and experience losses and charges to earnings. Historically, the markets for oil and natural gas have been volatile and are likely to continue to be volatile in the future. The nature of the oil and gas business involves certain operating hazards such as well blowouts, cratering, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, formations with abnormal pressures, pollution, releases of toxic gas and other environmental hazards and risks, any of which could result in losses to the Company. While the Company's current practice is not to act as operator of any drilling prospect, and while the Company does maintain insurance in accordance with customary industry practices under the circumstances against some, but not all, of such risks and losses, the occurrence of such an event not fully covered by insurance could have a material adverse affect on the Company's financial position and results of operation.

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

PART II - OTHER INFORMATION.

ITEM 1.   LEGAL PROCEEDINGS

     On September 24, 1997, a purported class action lawsuit was filed against the Company and the former president and chief executive officer, and an executive vice president, of the Company, in the U.S. District Court for the Southern District of Texas, Houston Division. The action, styled NORMAN TOCK V. INPUT/OUTPUT, INC., GARY D. OWENS AND ROBERT P. BRINDLEY, alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and state statutory and common law fraud provisions. By Memorandum Opinion issued and Final Judgment entered on December 31, 1998, the U.S. District Court for the Southern District of Texas, Houston Division ordered that the defendants' motion to dismiss the amended complaint be granted, ordered that the federal securities fraud claims be dismissed with prejudice, and denied the plaintiff's request for leave to further amend the complaint. The state law claims were dismissed without prejudice to their being refilled in the appropriate state court. The plaintiff has 30 days from the date that the judgment was entered to file a notice of appeal.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     In connection with the DigiCourse, Inc. acquisition, the Company issued, on November 16, 1998, 5,794,000 shares of common stock, par value $0.01 per share of the Company, to The Laitram Corporation in a transaction exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of such Act. As a result, the number of shares beneficially owned by The Laitram Corporation represents approximately 11.7% of the outstanding common stock of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 1998 Annual Meeting of Stockholders of the Company was held on September 28, 1998 for the following purposes; (i) the election of three directors, each for a three-year term expiring in 2001; (ii) the adoption of the Input/Output, Inc. 1998 Restricted Stock Plan; (iii) the amendment of the Input/Output, Inc. Amended and Restated 1990 Stock Option Plan; (iv) the amendment of the Input/Output, Inc. Amended and Restated 1996 Non-Employee Director Stock Option Plan; (v) the adoption of the Input/Output, Inc. 1999 Management Incentive Program; and (vi) the ratification of the appointment of KPMG Peat Marwick LLP as the Company's independent certified public accountants for the fiscal year ending May 31, 1999.

     The vote tabulation in the election for the directors was as follows:
W.J. "Zeke" Zeringue received 35,159,656 affirmative votes with 461,836 votes withheld; Ernest E. Cook received 35,144,381 affirmative votes with 461,911 votes withheld; and William F. Wallace received 35,156,847 affirmative votes with 461,936 votes withheld. In addition to Messrs. Zeringue, Cook and Wallace the following individuals continued their terms as directors; Robert
P. Brindley, Theodore H. Elliott, Jr., G. Thomas Graves III and Axel M.
Sigmar.

     The vote tabulation regarding the adoption of the Input/Output, Inc. 1998 Restricted Stock Plan was 32,610,010 affirmative votes, with 2,741,906 votes against and 255,476 abstaining.

     The vote tabulation regarding the approval of amendments to the Input/Output, Inc. Amended and Restated 1990 Stock Option Plan was 31,097,568 affirmative votes, with 4,244,454 votes against and 265,370 votes abstaining.

     The vote tabulation regarding the approval of amendments to the Input/Output, Inc. Amended and Restated 1996 Non-Employee Director Stock Option Plan was 33,412,012 affirmative votes, with 1,923,125 votes against and 272,255 votes abstaining.

     The vote tabulation regarding the adoption of the Input/Output, Inc. 1999 Management Incentive Program was 31,940,852 affirmative votes, with 3,397,531 votes against and 269,009 votes abstaining.

     The vote tabulation regarding the ratification of the appointment of KPMG Peat Marwick LLP as the Company's independent certified public accountants for the fiscal year ending May 31, 1999 was 35,485,772 affirmative votes, with 50,970 votes against and 70,650 votes abstaining.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) List of documents filed as Exhibits.

             27.1 - Financial Data Schedule (included in EDGAR copy only)

         (b) Reports on Form 8-K

               A current report on Form 8-K dated as of November 16, 1998 was filed by the Company with the Securities and Exchange Commission under Item 5 - "Other Events" concerning the Agreement and Plan of Merger among the Company, I/O Marine, Inc., DigiCourse, Inc. and The Laitram Corporation.

                                     SIGNATURE


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                       INPUT/OUTPUT, INC.

                                       By: /s/ Ronald A. Harris
                                          -------------------------------------
                                           Ronald A. Harris
                                           Vice President and Controller
                                           (Chief Accounting Officer)


Dated: January 14, 1999