Form 10-Q/A
period 1998-11-30
INPUT OUTPUT INC
filed 1999-01-27
CIK 866609

------------------------------------------------------------------------------
------------------------------------------------------------------------------


                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC 20549


                                     FORM 10-Q/A


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

                         INPUT/OUTPUT, INC. AND SUBSIDIARIES

                                 INDEX TO FORM 10-Q/A
                      FOR THE QUARTER ENDED NOVEMBER 30, 1998



PART I.  Financial Information.

                                                                           Page
                                                                           ----

Item 2.  Management's Discussion and Analysis of Results of Operations and
             Financial Condition . . . . . . . . . . . . . . . . . . . .     1

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

     With regard to its products, the Company is continuing its testing procedures to determine the nature and extent of their Year 2000 compliance. The Company's cross-functional focus team has continued to review these issues and to assist its customers and suppliers in identifying and resolving Year 2000 issues. The Company believes that its products will be Year 2000 compliant by mid-1999; however, the overall assessment of the operational status of the Company's products will depend, in large part, on the Year 2000 compliance of the products' components, many of which are supplied by parties other than the Company. Year 2000 testing work on the Company's products, which commenced in early 1998, is ongoing and expected to be completed in April 1999. Prior to the end of April 1999, the Company intends to (i) complete its internal review of the Year 2000 compliance of its products and (ii) assimilate information from a questionnaire circulated to vendors and customers in order to obtain information regarding their Year 2000 compliance. Until this additional information is obtained and evaluated, the Company will not be able to effectively evaluate whether further remediation efforts will be required with respect to its products.

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


Dated: January 27, 1999
                                       12