Form 10-Q
period 1999-02-28
INPUT OUTPUT INC
filed 1999-04-14
CIK 866609

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED:   FEBRUARY 28, 1999

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

At February 28, 1999 there were 50,499,898 shares of common stock, par value $0.01 per share, outstanding.

===============================================================================

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q
                     FOR THE QUARTER ENDED FEBRUARY 28, 1999



PART I.  Financial Information.
                                                                                     Page
                                                                                     ----
Item 1.  Financial Statements.

  Consolidated Balance Sheets
    February 28, 1999 and May 31, 1998...............................................  2

  Consolidated Statements of Operations
     Three and nine months ended February 28, 1999 and 1998..........................  3

  Consolidated Statements of Cash Flows
     Nine months ended February 28, 1999 and 1998....................................  4

  Notes to Consolidated Financial Statements.........................................  6

  Item 2.  Management's Discussion and Analysis of Results of Operations and
             Financial Condition..................................................... 11

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk................ 21


  PART II.  Other Information.

  Item 1.  Legal Proceedings......................................................... 21

  Item 6.  Exhibits and Reports on Form 8-K.......................................... 21

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                            ASSETS                   FEBRUARY 28,    May 31,
                                                                         1999         1998
                                                                     -----------    ---------
Current assets:
  Cash and cash equivalents..........................................  $ 36,859     $ 72,275
  Trade accounts receivable, net.....................................    54,369       68,257
  Trade notes receivable, net........................................    26,456       38,987
  Income taxes receivable............................................    14,245           --
  Inventories, net...................................................    99,591      120,206
  Prepaid expenses...................................................     1,156        2,649
                                                                       --------     --------
          Total current assets.......................................   232,676      302,374
  Long-term trade notes receivable...................................    20,051       32,487
  Deferred income tax asset, net.....................................    26,032        2,896
  Property, plant and equipment, net.................................    68,789       69,303
  Goodwill, net......................................................    94,136       68,414
  Other assets.......................................................    14,165       14,189
                                                                       --------     --------
                                                                       $455,849     $489,663
                                                                       --------     --------
                                                                       --------     --------
           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable, principally trade................................  $  9,088     $ 33,107
  Current installments of debt.......................................     1,046          986
  Accrued expenses ..................................................    28,559       20,521
  Income taxes payable...............................................        --        8,139
                                                                       --------     --------
          Total current liabilities..................................    38,693       62,753
  Long-term debt.....................................................     9,222       10,011
  Other liabilities..................................................       838        1,199
Stockholders' equity:
  Preferred stock, $.01 par value; authorized 5,000,000 shares,
    none issued......................................................        --           --
  Common stock, $.01 par value; authorized 100,000,000 shares;
    issued 50,499,898 shares at February 28, 1999 and 44,584,634
    shares at May 31, 1998...........................................       505          446
  Additional paid-in capital.........................................   287,489      240,746
  Retained earnings..................................................   122,713      177,885
  Accumulated other comprehensive earnings (loss)....................    (2,764)      (2,063)
  Unamortized restricted stock compensation..........................      (847)      (1,314)
                                                                       --------     --------
          Total stockholders' equity.................................   407,096      415,700
                                                                       --------     --------
                                                                       $455,849     $489,663
                                                                       --------     --------
                                                                       --------     --------

          See accompanying notes to consolidated financial statements.

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                   FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                                           ENDED                           ENDED
                                                        FEBRUARY 28,                    FEBRUARY 28,
                                                --------------------------      --------------------------
                                                   1999            1998            1999           1998
                                                -----------    -----------      -----------    -----------
Net sales                                       $    37,755    $    95,266      $   178,668    $   281,919
Cost of sales...............................         83,649         54,455          174,617        166,003
                                                -----------    -----------      -----------    -----------
          Gross profit (loss)...............        (45,894)        40,811            4,051        115,916
                                                -----------    -----------      -----------    -----------
Operating expenses:
   Research and development.................         12,493          8,122           31,606         23,738
   Marketing and sales......................          3,247          4,160           11,171         10,751
   General and administrative...............         29,963          6,572           44,398         21,082
   Amortization of intangibles..............          3,771          1,628            7,857          4,044
                                                -----------    -----------      -----------    -----------
          Total operating expenses..........         49,474         20,482           95,032         59,615
                                                -----------    -----------      -----------    -----------
Earnings (loss)  from operations............        (95,368)        20,329          (90,981)        56,301
Interest expense............................           (229)          (262)            (688)          (842)
Other income ...............................          1,824          2,204            6,789          5,576
                                                -----------    -----------      -----------    -----------
Earnings (loss) before income taxes.........        (93,773)        22,271          (84,880)        61,035
Income taxes................................        (32,553)         7,127          (29,708)        19,532
                                                -----------    -----------      -----------    -----------
Net earnings (loss).........................    $   (61,220)   $    15,144      $   (55,172)   $    41,503
                                                -----------    -----------      -----------    -----------
                                                -----------    -----------      -----------    -----------
Basic earnings (loss) per common
share.......................................    $     (1.21)   $      0.34      $     (1.15)   $      0.95
                                                -----------    -----------      -----------    -----------
                                                -----------    -----------      -----------    -----------
Weighted average number of common
shares outstanding..........................     50,499,898     44,157,319       47,848,166     43,758,807
                                                -----------    -----------      -----------    -----------
                                                -----------    -----------      -----------    -----------
Diluted earnings (loss) per common share....    $     (1.21)   $      0.34      $     (1.15)   $      0.94
                                                -----------    -----------      -----------    -----------
                                                -----------    -----------      -----------    -----------
Weighted average number of diluted
common shares outstanding...................     50,499,898     44,564,745       47,848,166     44,257,576
                                                -----------    -----------      -----------    -----------
                                                -----------    -----------      -----------    -----------

          See accompanying notes to consolidated financial statements.

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   NINE MONTHS ENDED
                                                                                      FEBRUARY 28,
                                                                               -----------------------
                                                                                 1999           1998
                                                                               --------      ---------
Cash flows from operating activities:
  Net earnings (loss).......................................................   $(55,172)     $  41,503

Adjustments to reconcile net earnings (loss) to net cash (used in)
  provided by operating activities:
  Depreciation and amortization.............................................     15,662         12,096
  Amortization of restricted stock compensation.............................        467            154
  Deferred income taxes.....................................................    (23,416)           865
  Pension costs.............................................................       (347)           277
  Provision for inventory obsolescense......................................     48,834            930
  Provision for receivables.................................................     19,147          2,850
  Provision for cancellation of redundant facility lease....................        943             --
  Impairment of fixed assets................................................      1,874             --
  Impairment of intangibles and other assets................................      2,365             --
                                                                               --------      ---------
                                                                                 10,357         58,675

Changes in assets and liabilities, net of effect of acquisitions and above provisions:
  Receivables...............................................................     26,144        (22,908)
  Inventories...............................................................    (14,451)        (8,874)
  Leased equipment..........................................................      1,837          3,355
  Accounts payable and accrued expenses.....................................    (20,257)        18,016
  Income taxes payable......................................................    (22,384)         5,059
  Other.....................................................................         44           (569)
                                                                               --------      ---------
          Net cash (used in) provided by operating activities...............    (18,710)        52,754

Cash flows from investing activities:
  Purchases of property, plant and equipment................................     (9,446)        (4,363)
  Acquisition of net assets and business, net of cash acquired..............     (6,432)       (10,803)
  Investment in other assets................................................     (1,092)          (324)
                                                                               --------      ---------
          Net cash used in investing activities.............................    (16,970)       (15,490)

                                  - continued -

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

Cash flows from financing activities:
  Payments on debt.........................................................    $   (729)     $    (675)
  Proceeds from exercise of stock options..................................         495         10,857
  Proceeds from issuance of stock for the
      Employee Stock Purchase Plan.........................................         534            465
                                                                               --------      ---------
          Net cash provided by financing activities........................         300         10,647

  Effect of foreign currency exchange rates ...............................         (36)          (137)
                                                                               --------      ---------
  Net (decrease) increase in cash and cash equivalents.....................     (35,416)        47,774

  Cash and cash equivalents at beginning of year...........................      72,275          2,573
                                                                               --------      ---------
          Cash and cash equivalents at end of period.......................    $ 36,859      $  50,347
                                                                               --------      ---------
                                                                               --------      ---------


          See accompanying notes to consolidated financial statements.

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      GENERAL

         The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments (consisting of normal recurring accruals and the charges described in Note 2) which are, in the opinion of management, necessary to fairly present such information. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto, as well as Item 7. "Management's Discussion and Analysis of Results of Operations and Financial Condition," included in the Company's Annual Report on Form 10-K for the year ended May 31, 1998, as filed with the Securities and Exchange Commission.

(2)      THIRD QUARTER CHARGES

         During the third quarter of 1999, the Company recorded charges totaling $85.7 million ($55.9 million after giving effect to income taxes, or $1.11 per share) resulting from reduced customer demand for the Company's equipment as a result of lower commodity prices and oil company mergers which have delayed seismic data acquisition projects. This reduced demand has created excess capacity within the Company's installed base, accelerating the obsolescence of certain of its seismic equipment. The total charge of $85.7 million included an impairment of long-lived assets and certain identifiable intangibles of $4.2 million included in operating expenses; an inventory write-down of $47.3 million due to the conditions described above and planned product revisions, included in cost of sales; charges for the early termination of a facility lease and restructuring costs totaling $2.6 million, included in general and administrative expenses; an accounts and notes receivable allowance of $17.6 million related to a customer's vessel seizure followed by filing for creditor protection and management's assessment of business risk relating to three North American customer notes as a result of the depressed market environment, included in general and administrative expenses (see related discussion at Note 10 - Credit Risk); and a charge for warranty reserves and other product related contingencies of $14.0 million included in cost of sales.

(3)      INVENTORIES

         Inventories are stated at the lower of cost (primarily first-in, first-out) or market. A summary of inventories follows (in thousands):

                                                 FEBRUARY 28,        May 31,
                                                     1999             1998
                                                 ------------       ---------
Raw materials...............................      $ 70,631           $ 68,824
Work-in-process.............................         8,167             25,262
Finished goods..............................        65,196             32,461
Inventory reserves..........................       (44,403)            (6,341)
                                                  --------           --------
                                                  $ 99,591           $120,206
                                                  --------           --------
                                                  --------           --------

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                                   (UNAUDITED)


(4)      EARNINGS PER SHARE

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

         The following table summarizes the calculation of net earnings
(loss) available to common stockholders, weighted average number of common shares outstanding and weighted average number of diluted common shares outstanding for purposes of the computation of earnings per share.

                                                           For the three months ended         For the nine months ended
                                                                   February 28,                      February 28,
                                                           --------------------------        ---------------------------
                                                               1999          1998               1999            1998
                                                           ----------     -----------        -----------    ------------
Net earnings (loss) available to common
stockholders (in thousands)........................       $   (61,220)    $    15,144        $   (55,172)        $41,503
                                                          -----------     -----------        -----------    ------------
                                                          -----------     -----------        -----------    ------------

Weighted average number of common
shares outstanding.................................        50,499,898      44,157,319         47,848,166     43,758,807

Stock options......................................                --         407,426                 --        498,769
                                                          -----------     -----------        -----------    ------------

Weighted average number of diluted
common shares outstanding..........................        50,499,898      44,564,745         47,848,166      44,257,576
                                                          -----------     -----------        -----------    ------------
                                                          -----------     -----------        -----------    ------------

Basic earnings (loss) per common share.............            $(1.21)          $0.34             $(1.15)          $0.95
                                                          -----------     -----------        -----------    ------------
                                                          -----------     -----------        -----------    ------------

Diluted earnings (loss) per common share...........            $(1.21)          $0.34             $(1.15)          $0.94
                                                          -----------     -----------        -----------    ------------
                                                          -----------     -----------        -----------    ------------


         At February 28, 1999 and 1998, there were 3,990,713 and 930,000, respectively, of shares subject to stock options that were not included in the calculation of diluted earnings (loss) per common share, because to do so would have been antidilutive.

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                                   (UNAUDITED)


 (5)     STATEMENTS OF CASH FLOWS

         The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company does not use or intend to use derivative instruments. Exchange rate fluctuations have not had a material effect on the Company's Consolidated Statements of Cash Flows.

         Supplemental disclosures of cash flow information for the nine months ended February 28, 1999 and 1998 follow (in thousands):

                                                            1999                    1998
                                                            ----                    ----
Cash paid during the periods for:

         Interest...................................       $   688                 $  892
                                                           -------                 ------
                                                           -------                 ------
         Income taxes...............................       $16,207                 $7,947
                                                           -------                 ------
                                                           -------                 ------

(6)      LONG TERM DEBT

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

(7)      COMPREHENSIVE EARNINGS

         Effective June 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in a company's equity (except those resulting from investments by and distributions to owners), including, among other things, foreign currency translation adjustments, and unrealized gains (losses) on marketable securities classified as available-for-sale. Total comprehensive earnings (loss) for the nine months ended February 28, 1999 and 1998 follow (in thousands):

                                                                 1999              1998
                                                                 ----              ----
         Net earnings (loss)..............................     $(55,172)          $41,503
         Foreign currency translation adjustments.........         (701)             (595)
                                                               --------           -------

         Total comprehensive earnings (loss)..............     $(55,873)          $40,908
                                                               --------           -------
                                                               --------           -------

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                                   (UNAUDITED)


 (8)     ACQUISITION

         On September 30, 1998, the Company and The Laitram Corporation entered into a definitive merger agreement for the Company's acquisition of DigiCourse, Inc., a wholly owned subsidiary of The Laitram Corporation. Under the terms of the agreement, the Company acquired for 5,794,000 shares of Company common stock, all of the capital stock of DigiCourse, Inc. The Company closed the transaction on November 16, 1998. As a result of the transaction, The Laitram Corporation beneficially owns approximately 11.7% of the outstanding common stock of the Company. The transaction was accounted for as a purchase business combination. The proforma effects of the acquisition are immaterial.

(9)      NEW ACCOUNTING PRONOUNCEMENTS

         In March 1998, the AICPA issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1), establishing accounting standards for such costs, as defined therein. Accordingly, certain costs of computer software developed or obtained for internal use will be capitalized and amortized over the estimated useful life of the software. Effective June 1, 1998, the Company adopted SOP 98-1.

         The FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), in June 1997 which establishes standards for reporting information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim reports issued to shareholders. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 131 is not expected to have a material impact on the Company's financial condition or results of operations.

(10)     COMMITMENTS AND CONTINGENCIES

         LEGAL PROCEEDINGS. On September 24, 1997, a purported class action lawsuit was filed against the Company, the former president and chief executive officer of the Company, and an executive vice president of the Company, in the U.S. District Court for the Southern District of Texas, Houston Division. The action, styled NORMAN TOCK V. INPUT/OUTPUT, INC., GARY
D. OWENS AND ROBERT P. BRINDLEY, alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and state statutory and common law fraud provisions. By Memorandum Opinion issued and Final Judgment entered on December 31, 1998, the U.S. District Court for the Southern District of Texas, Houston Division, ordered that the defendants' motion to dismiss the amended complaint be granted, ordered that the federal securities fraud claims be dismissed with prejudice, and denied the plaintiff's request for leave to further amend the complaint. The period for appeal of this judgment has expired. The state law claims were dismissed without prejudice to their being refiled in the appropriate state court.

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                                   (UNAUDITED)


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

         To date, the Company has not incurred any material expenditures in connection with identifying, evaluating or remediating Year 2000 compliance issues. A portion of the Company's Year 2000 compliance expenditures expected to be incurred relate to the Company's limited warranty coverage. As of February 28, 1999, no specific amounts have been accrued to the warranty reserve for such costs, since the Company has not yet been able to make a firm estimate of such costs.

         CREDIT RISK. The Company sells to many customers on extended-term arrangements. Significant payment defaults by customers could have a material adverse effect on the Company's financial position and results of operations. Moreover, in connection with certain sales of its systems and equipment, the Company has guaranteed certain loans from unaffiliated parties to purchasers of such systems and equipment. At May 31, 1998, the Company had guaranteed approximately $11,140,000 of trade notes receivable sold with recourse and loans from unaffiliated parties to purchasers of the Company's seismic equipment; however, at February 28, 1999, the amount of these guaranties outstanding was only approximately $1,128,000. In January 1999, the Company paid $1,661,000 to a creditor of a customer in satisfaction of the Company's obligations under a guaranty with respect to a defaulted equipment lease between the customer and that creditor. The $1,661,000 was billed to the customer and was fully reserved as of February 28, 1999. All loans guaranteed are collateralized by the seismic equipment.

         In October 1998, the Company made a significant sale of marine seismic equipment to a customer for installation on two vessels; a substantial portion of this sale was financed by the Company. In late December 1998, one of the vessels on which a majority of this equipment was installed was seized by a creditor of the customer. The Company has reserved the $13,800,000 receivable to its net realizable value which is approximately the Company's original cost of the equipment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

         INTRODUCTION. The Company's net sales are directly related to the level of worldwide oil and gas exploration activities and the profitability and cash flows of oil and gas companies and seismic contractors, which in turn are affected by expectations regarding the supply and demand for oil and natural gas, energy prices and finding and development costs. Oil and gas supply and demand and pricing, in turn, are influenced by numerous factors including, but not limited to, those described below in "Cautionary Statement for Purposes of Forward-Looking Statements - Risk from Downturn in Energy Industry Conditions" and "Risk From Significant Amount of Foreign Sales." The Company believes that when worldwide oil production had not significantly decreased by the summer of 1998, the Company's customers anticipated a continuation of low prices for an extended period and began to reduce their intended levels of expenditures for seismic equipment. Consolidation within the oil industry has also negatively affected demand for the Company's products.

         Until confidence in future oil prices above current levels is restored, orders for the Company's equipment are expected to remain at significantly lower levels than experienced in fiscal 1998. As a result, this reduced demand has created excess capacity within the Company's installed customer base, which, coupled with planned product revisions, has accelerated the obsolescence of certain of its seismic equipment. Accordingly, the Company has recognized special charges in the third quarter of $85.6 million ($55.7 million after federal income taxes) related to asset, inventory and receivable write-downs; early termination of a facility lease; warranty reserve and other product related contingencies and restructuring costs. See "Note (2) - Third Quarter Charges" of Notes to Consolidated Financial Statements. Additional declines in oil prices, or prolonged expectations for little or no improvement in prices, could cause the Company's customers to further reduce their spending and further adversely affect the Company's results of operation and financial condition. Furthermore, future order cancellations and additional customer defaults on Company financed sales could further deteriorate the Company's anticipated performance and future financial condition. In response to these trends, the Company has initiated cost reduction and containment programs since the beginning of fiscal 1999, including personnel reductions in force. Management plans to continue to seek ways to reduce its costs as industry conditions dictate.

         Most of the changes in the Company's financial condition and balance sheet items as of February 28, 1999, compared to that of May 31, 1998, have resulted from the reduced levels of net sales during fiscal 1999 and the resulting decreases in cash and cash equivalents, receivables, inventories and payables, in addition to the write-downs discussed in this quarterly report. See "Net Sales", "- Gross Profit Margin" and "- Operating Expenses" below. No assurances can be given that if industry conditions do not improve, additional special charges and write-downs will not be incurred in the future.

         NET SALES. The Company's third quarter net sales decreased $57.5 million, or 60.4%, to $37.8 million as compared to the prior year's third quarter net sales of $95.3 million. The decline in sales of systems and components is primarily attributable to the decrease in oil prices resulting in delayed or reduced exploration spending by oil and gas companies during the quarter, which caused several projects to be postponed or canceled. See "INTRODUCTION" above. During fiscal 1999's third quarter, four of the Company's new System 2000 land systems were sold along with other seismic data acquisition recording equipment and components (representing a total channel count of 2,034 land and 304 marine); the prior year's third quarter sales consisted of six I/O SYSTEM TWO-Registered Trademark- land systems and two MSX marine system and other recording equipment and components (for a total channel count of 25,356 land and 7,712 marine).

         Net sales for the first nine months of the current year decreased $103.3 million, or 36.6%, to $178.7 million as compared to the prior year's first nine months net sales of $281.9 million. The decrease in net sales was primarily due to lower sales levels of the Company's systems and components, primarily attributable to the decrease in oil prices resulting in delayed or reduced exploration spending by oil and gas companies. Sales of 11 I/O SYSTEM TWO and System 2000 land systems and three MSX marine systems were recorded during the first nine months of fiscal 1999 (representing a total channel count of 13,104 land and 7,248 marine) compared to 37 I/O SYSTEM TWO land systems and four MSX marine systems for the prior year's first nine months (for a total channel count of 82,872 land and 13,328 marine).

         GROSS PROFIT MARGIN. The Company's gross profit margin decreased for the third quarter and year-to-date compared to the prior year periods, from 42.8% in 1998 to (121.6%) in 1999, and 41.1% in 1998 to 2.3% in 1999. This
decrease was primarily due to the inventory write down totaling $47.3 million due to reduced customer demand for the Company's products as a result of prevailing industry conditions and the result of products rendered obsolete due to planned product revisions. Also in the third quarter, a charge of $14.0 million relating to certain warranty reserves and other product related contingencies was incurred. The gross profit margin excluding special charges for the third quarter and first nine months would have been 40.6% and 36.5% as compared to 42.8% and 41.1% in the prior year's third quarter and first nine months, respectively. The Company's gross profit margin for any particular reporting period is dependent on the product mix sold and the pricing scheme for the products sold for that period, and may vary materially from period to period.

         OPERATING EXPENSES. Operating expenses increased $29.0 million, or 141.5%, for fiscal 1999's third quarter over the prior year's third quarter operating expenses. Research and development expenses increased $4.4 million, or 53.8%, compared to the prior year's third quarter, primarily resulting from increased contract labor, outside engineering services, product development expenses and expenses related to recent acquisitions. Marketing and sales expenses decreased $913,000, or 21.9%, compared to the prior year's third quarter, primarily due to decreased expenses for third party commissions on sales, advertising and convention expense, offset in part by expenses related to recent acquisitions. General and administrative expenses increased $23.4 million, or 355.9%, compared to the prior year's third quarter, mostly due to an increase in the allowance for doubtful accounts and notes receivable of $17.6 million. This increase was primarily attributable to the seizure of a customer's vessel equipped by the Company followed by the creditor's filing for creditor protection and management's assessment of business risk regarding three North American customer notes as a result of the depressed market environment; reductions in force (302 employees worldwide); early termination of a facility lease and impairment of fixed assets. Amortization of intangibles increased $2.1 million, or 131.6%, compared to the prior year's third quarter primarily due to increased goodwill expense resulting from recent acquisitions and impairment of goodwill related to acquisitions in previous years.

         Operating expenses for the first nine months of the current year were $35.4 million, or 59.4%, above the operating expenses for the first nine months of the prior year. Research and development expenses increased $7.9 million, or 33.1%, compared to the prior year's first nine months, primarily resulting from expenses related to recent acquisitions and increased product development expenses. Marketing and sales expenses increased $420,000, or 3.9%, compared to the prior year's first nine months. General and administrative expenses increased $23.3 million, or 110.6%, compared to the prior year's first nine months, primarily due to the increase in allowance for doubtful accounts and notes receivable of $17.6 million, all as discussed above. Amortization of intangibles increased $3.8 million, or 94.3%, compared to the prior year's first nine months, primarily due to increased goodwill expense resulting from recent acquisitions and impairment of goodwill related to acquisitions in previous years.

         INTEREST EXPENSE. Interest expense for the third quarter and the first nine months of the current fiscal year (related to the ten-year term facilities financing) was $229,000 and $688,000, respectively. See "Note (6)
- Long-term Debt" of the Notes to Consolidated Financial Statements. Interest expense for the prior year's third quarter and first nine months was $262,000 and $842,000, respectively, also representing interest on this facility.

         INCOME TAXES. The Company's effective income tax rate was approximately 35% and 32%, for the third quarter and the first nine months of fiscal 1999 and fiscal 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         GENERAL. The Company has traditionally financed its operations from internally generated cash flows, funds from equity financings and its credit facilities. Cash flows from operating activities, before changes in working capital items, were $10.4 million for the nine months ended February 28, 1999 as compared to $58.7 million in the prior year's first nine months. Cash flows from operating activities, after changes in working capital items, were a negative $18.7 million for the nine months ended February 28, 1999, primarily due to decreases in accounts payable and accrued expenses (which represented a use of cash), increased income tax payments (primarily due to certain foreign subsidiaries settling prior years' tax liabilities) and increased inventories (primarily resulting from the lower sales level).

         CREDIT AGREEMENT. As of February 28, 1999 the Company was in violation of certain covenants under its revolving Credit Agreement due to its third quarter results of operations and requested a waiver from its lender. On March 16, 1999, the agent for the lenders delivered to the Company a Notice of Default due to violation of two financial covenants. As of February 28, 1999, no amounts of indebtedness for borrowed money were outstanding under the Company's Credit Agreement. However, at that date, the Company had standby and commercial letters of credit issued under the Credit Agreement outstanding in the aggregate amount of $1.4 million. As a result of the agent's delivery of the Notice of Default, the Company is currently unable to draw funds under the Credit Agreement. The Company is currently negotiating with the agent the terms of a replacement credit facility appropriate for the Company's current financial condition. The obligations of the Company under the Credit Agreement are secured by a first lien pledge of the capital stock of certain wholly owned subsidiaries of the Company. Additionally, certain of these wholly owned subsidiaries have guaranteed the Company's obligations under the Credit Agreement.

         The Notice of Default from the agent for the lenders provides that if the defaults are not cured within 30 days, events of default under the Credit Agreement will exist, and the lenders will have the rights to exercise their remedies under the Credit Agreement and the collateral documents. The terms of any new revolving credit arrangement for the Company with its current lenders or any new lenders will likely not feature as advantageous terms to the Company as the current Credit Agreement now provides. While no assurances can be given, the Company believes that it can negotiate a new or amended revolving credit or working capital facility, but this facility may have a lower maximum credit amount than the $50 million maximum under the Credit Agreement.

         The Company had outstanding long-term indebtedness of $9.2 million as of February 28, 1999 secured by the land, buildings and improvements housing the Company's executive offices, research and development headquarters and electronics manufacturing facility in Stafford, Texas. The loan bears interest at the rate of 7.875% per annum and is repayable in equal monthly installments of principal and interest of $151,439. The promissory note, which matures on September 1, 2006, contains prepayment penalties. See "Note (6) - Long-term Debt" of the Notes to Consolidated Financial Statements.

         Capital expenditures for plant, property and equipment totaled $9.4 million for the first nine months of fiscal 1999. Total capital expenditures are currently expected to aggregate $11.0 million for fiscal 1999. The Company believes that the combination of its existing working capital and internally generated cash flows will be adequate to meet its anticipated near-term capital and liquidity needs. The Company also believes that it can obtain a revolving credit facility or another form of capital infusion to assist it in meeting its capital and liquidity requirements, which along with its existing working capital and internally generated cash, should enable it to meet its capital and liquidity requirements for the next 12 months. However, no assurances can be given that the Company will be able to obtain a revolving credit facility or such a capital infusion. In that event, the Company may be forced to further significantly reduce its operating costs or sell or restructure its assets. In addition, the Company can give no assurances as to whether such a facility or infusion will be sufficient to meet the Company's long-term capital and liquidity needs.

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

         STATE OF READINESS. The Company continues to carry out its Year 2000 compliance program for the hardware and software products sold by it ("products"), the information technology systems used in its operations ("IT Systems"), and its non-IT Systems or embedded technology, such as building security, voice mail and other systems. The Company's Year 2000 compliance program covers the following phases: (i) inventory of all products, IT Systems and non-IT Systems; (ii) assessment of repair or replacement requirements; (iii) planning and remediation; (iv) testing; and (v) implementation. The Company has completed the inventory phase for its products, IT Systems and non-IT Systems, and anticipates the assessment phase will be completed by April 30, 1999. Its land and marine product application inspections are expected to be completed by June 30, 1999. The Company's program calls for completion of all phases by October 1, 1999.

         As a result of additional planned component testing, the Company decided that some of its older products in the field, which it no longer manufactures or sells, will not be made Year 2000 compliant and the Company will not offer Year 2000 support for these products. These products are no longer covered by the Company's product warranties. The remainder of the Company's products, some of which supersede or replace discontinued products, either manufactured or in the field, are already Year 2000 compliant, or will be made Year 2000 compliant via remedial patches which will be made available to customers or users. All products manufactured for sale by the

Company since January 1, 1999 have been Year 2000 compliant. The Company expects that a portion of the costs for bringing its products in the field into Year 2000 compliance will be recorded as warranty expense.

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

         COSTS. To date, the Company has not incurred any material expenditures in connection with identifying, evaluating or remediating Year 2000 compliance issues. The Company has not retained an outside consultant to assist it in its review and assessment of its Year 2000 issues. Most of its expenditures to date have related to the opportunity cost of time spent by employees of the Company in evaluating and remediating the Company's Year 2000 issues for its products, IT Systems and its non-IT Systems. Management currently believes that Year 2000 expenditures will not have a material adverse effect on the Company's operations, results of operations or financial condition.

         A portion of the Company's Year 2000 compliance expenditures expected to be incurred relate to the Company's limited warranty coverage. As of February 28, 1999, no specific amounts have been accrued to the warranty reserve for such costs, as the Company has not yet been able to make a firm estimate of such costs. However, the Company estimates that based on its assessments to date, the Company's total estimated Year 2000 compliance-related expenses will be less than $300,000. These expenses consist of estimated costs of bringing its European IT systems into Year 2000 compliance, and anticipated product warranty expense.

         RISKS. The Company does not yet possess the information necessary to estimate the potential impact of Year 2000 compliance issues relating to its suppliers or customers' internal systems, if the suppliers or customers are not Year 2000 compliant.

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

         OTHER. Demand for the Company's products is dependent upon the level of worldwide oil and gas exploration and development activity. Such activity in turn is primarily dependent upon oil and gas prices, which have been subject to wide fluctuation in recent years. Since the beginning of fiscal 1999, worldwide oil prices have been at their lowest levels since 1986. Continuing low prices for hydrocarbon production have generally resulted in lower exploration budgets by oil companies. Lower exploration budgets during the first nine months of fiscal 1999 resulted in a severe reduction in demand for the Company's seismic data acquisition equipment and services.

         A continuation of depressed prices for hydrocarbon production and reduced demand for the services of the Company's customers will further strain the revenues and cash resources of the customers of the Company, thereby resulting in a higher likelihood of defaults in the customers' timely payment of their obligations under the Company's financed sales arrangements. Increased levels of payment defaults with respect to the Company's financed sales arrangements could have a material adverse effect of the Company's results of operations.

         In addition, during fiscal 1999 there has been considerable turmoil and uncertainty in the Russian financial markets, prompted in large part the economic and political problems being experienced by a number of Asian countries. The Russian ruble has been under significant pressure, requiring the Russian government to raise interest rates substantially, and to seek special assistance from the International Monetary Fund in order to defend its currency. At the present time, it is not possible to predict whether the Russian government will be successful in avoiding another devaluation of the ruble, or when stability will return to its financial markets. Any further devaluation of the ruble could exacerbate existing economic problems in Russia. Historically, customers in Russia and other Former Soviet Union countries have accounted for approximately 5-9% of the Company's net sales. In addition, the Company sells its products to customers in Latin America, which have also experienced economic problems and the effects of devaluations within the last 12 months.

         The Company's combined trade accounts receivable and trade notes receivable balance as of February 28, 1999 from customers in Russia and other Former Soviet Union countries was approximately $28.1 million and was approximately $11.6 million from customers in Latin America. These receivables are denominated in US dollars. To the extent that economic conditions in the Former Soviet Union, Latin America or in Asia negatively affect future sales to the Company's customers in those regions or the collectibility of the Company's existing receivables, these conditions may adversely affect the Company's future results of operations, liquidity and financial condition.

         In January 1999, the Company paid $1,661,000 to a creditor of a Company customer in satisfaction of the Company's obligations under a guaranty with respect to a defaulted equipment lease between the customer and that creditor. The $1,661,000 was billed to the customer and the total amount was fully reserved as of February 28, 1999.

         See "Note 10 - Commitments and Contingencies" to Notes to Consolidated Financial Statements and "Cautionary Statement for Purposes of Forward-Looking Statements - Risks from Downturn in Energy Industry Conditions," "- Credit Risks from Sales Arrangements" and "- Risk from Significant Amount of Foreign Sales".

         CONVERSION TO THE EURO CURRENCY. On January 1, 1999, some members of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency, the euro. The Company owns facilities and manufactures components for its systems in two member countries. The transition period for the introduction of the euro is between January 1, 1999 and June 30, 2002. The Company is addressing the issues involved with the introduction of the euro. The more important issues facing the Company include: converting information technology systems; reassessing currency risk and processing tax and accounting records.

         Based on its progress to date in reviewing this matter, and the fact that all Company sales to customers are denominated in US dollars, the Company believes that the introduction of the euro will not have a significant impact on the manner in which it conducts its business affairs and processes its business and accounting records. Therefore, conversion to the euro should not have a material effect on the Company's financial condition or results of operations.

CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD-LOOKING STATEMENTS

         Certain information contained in this Quarterly Report on Form 10-Q as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and are subject to the "Safe Harbor" provisions of that section. This information includes, without limitation, statements concerning future operations, future revenues, future earnings, future costs, future margins and future expenses; anticipated product releases and technological advances; the future mix of business and future asset recoveries; contingent liabilities; the Company's Year 2000 issues and their resolution; the inherent unpredictability of adversarial proceedings; and future demand for the Company's products, future capital expenditures and future financial condition of the Company; energy industry conditions; and world economic conditions including Former Soviet Union, Latin American and Asian countries. These statements are based on current expectations and involve a number of risks and uncertainties, including those set forth below and elsewhere in this Quarterly Report on Form 10-Q. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.

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

         RISKS FROM DOWNTURN IN ENERGY INDUSTRY CONDITIONS. Demand for the Company's products is dependent upon the level of worldwide oil and gas exploration and development activity. This activity in turn is primarily dependent upon oil and gas prices, which have been subject to wide fluctuation in recent years in response to changes in the supply and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond the control of the Company. Recent worldwide oil prices have been at their lowest levels since 1986. Continuing low prices for hydrocarbon production have resulted in lower exploration budgets by oil companies, which has resulted in reduced demand for the Company's seismic data acquisition equipment. It is impossible to predict future oil and natural gas price movements or the duration of the current environment of lower oil and natural gas prices with any certainty. No assurances can be given as to future levels of worldwide oil and natural gas prices, the future level of activity in the oil and gas exploration and development industry and their relationship(s) to the demand for the Company's products. Additionally, no assurances can be given that the Company's efforts to reduce and contain costs will be sufficient to offset the effect of these expected continued lower levels of consolidated revenues.

         RISKS RELATED TO PRODUCTS AND TECHNOLOGICAL CHANGE. The markets for the Company's product lines are characterized by rapidly changing technology and frequent product introductions. Whether the Company can develop and produce successfully, on a timely basis, new and enhanced products that embody new technology, meet evolving industry standards and practice, and achieve levels of capability and price that are acceptable to its customers, will be significant factors in the Company's ability to compete in the future. During the third quarter of fiscal 1999, the Company announced that it had completed three field tests of its new product, a multi-component digital sensor. Further tests are planned and may increasingly involve potential customers. There can be no assurance that the Company will not encounter resource constraints or technical or other difficulties that could delay introduction of this new product or other new products in the future.
If the Company is unable, for technological or other reasons, to develop competitive products in a timely manner in response to changes in the seismic data acquisition industry or other technological changes, its business and operating results will be materially and adversely affected. In addition, the Company's continuing development of new products inherently carries the risk of inventory obsolescence with respect to its older products, which happened in the third quarter of fiscal 1999 when the Company wrote down inventory in part due to planned product revisions.

         CREDIT RISK FROM SALES ARRANGEMENTS. The Company sells to many customers on extended-term arrangements. Moreover, in connection with certain sales of its systems and equipment, the Company has guaranteed certain loans from unaffiliated parties to purchasers of such systems and equipment. In addition, the Company has sold contracts and leases to third-party financing sources, the terms of which often obligate the Company to repurchase the contracts and leases in the event of a customer default or upon certain other occurrences. Performance of the Company's obligations under these arrangements could have a material adverse effect on the Company's financial condition. Significant payment defaults by customers would have a material adverse effect on the Company's financial position and results of operations. See also Notes 2 and 10 of Notes to Consolidated Financial Statements and "- Risk from Significant Amount of Foreign Sales" below.

         RELIANCE ON SIGNIFICANT CUSTOMERS. A relatively small number of customers have accounted for most of the Company's net sales, although the degree of sales concentration with any one customer has varied from fiscal year to year. During fiscal 1998, 1997 and 1996 the two largest customers in each of those years accounted for 35%, 45% and 42%, respectively, of the Company's net sales. The loss of these customers or a significant reduction in their equipment needs could have a material adverse effect on the Company's net sales.

         COMPETITION. The design, manufacture and marketing of seismic data acquisition systems are highly competitive and are characterized by continual and rapid changes in technology. The Company's current principal competitor for land seismic equipment is Societe d'Etudes Recherches et Construction Electroniques, an affiliate of Compagnie General de Geophysique which, unlike the Company, can sell to its parent, a seismic contractor. The Company's principal competitor in the marine seismic systems market is GeoScience Corporation, an affiliate of Tech-Sym Corporation.

         Competition in the industry is expected to intensify and could adversely affect the Company's future results. Several of the Company's competitors have greater name recognition, more extensive engineering, manufacturing and marketing capabilities, and greater financial, technological and personnel resources than those available to the Company. In addition, certain companies in the industry have expanded their product lines or technologies in recent years. There can be no assurance that the Company will be able to compete successfully in the future with existing or new competitors. Pressures from competitors offering lower-priced products or products employing new technologies could result in future price reductions for the Company's products.

         A continuing trend toward consolidation, concentrating buying power in the oil field services industry, may have the effect of adversely affecting the prices and demand for the Company's products and services.

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

         Demand for the Company's products from customers in developing countries (including Russia and other Former Soviet Union countries as well as certain Latin American and Asian countries) is difficult to predict and can fluctuate significantly from year to year. The Company believes that these changes in demand result primarily from the instability of economies and governments in certain developing countries, changes in internal laws and policies affecting trade and investment, and because those markets are only beginning to adopt new technologies and establish purchasing practices. These risks may adversely affect the Company's future operating results and financial position. In addition, sales to customers in developing countries on extended terms can present heightened credit risks for the Company, for the reasons discussed above. See, in particular above, "Liquidity and Capital Resources - Other" for further information concerning these risks in those countries.

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

         RISKS RELATED TO YEAR 2000 ISSUES. The problems actually encountered by the Company in addressing its Year 2000 issues may be more pervasive than anticipated by management, and if so, could have adverse effects on the Company's operations, results of operations or financial condition. See "-Liquidity and Capital Resources - Year 2000."

         RISKS RELATED TO GROSS MARGIN. The Company's gross margin percentage is a function of the product mix sold in any period. Increased sales of lower margin equipment and related components in the overall sales mix may result in lower gross margins. Other factors, such as unit volumes, inventory obsolescence, increased warranty costs and other product related contingencies, heightened price competition, changes in sales and distribution channels, shortages in components due to untimely supplies or inability to obtain items at reasonable prices, and unavailability of skilled labor, may also continue to affect the cost of sales and the fluctuation of gross margin percentages in future periods.

         PROTECTION OF INTELLECTUAL PROPERTY. The Company believes that technology is the primary basis of competition in the industry. Although the Company currently holds certain intellectual property rights relating to its product lines, there can be no assurance that these rights will not be challenged by third parties or that the Company will obtain additional patents or other intellectual property rights in the future. Additionally, there can be no assurance that the Company's efforts to protect its trade secrets will be successful or that others will not independently develop products similar to the Company's products or design around any of the intellectual property rights owned by the Company, or that the Company will be precluded by others' patent claims.

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

         RISKS OF STOCK VOLATILITY AND ABSENCE OF DIVIDENDS. In recent years, the stock market in general and the market for energy and technology stocks in particular, including the Company's common stock, have experienced extreme price fluctuations. The sales price for the Company's Common Stock has declined from $21 9/16 per share at February 27, 1998 to $5 5/8 per share at February 26, 1999 (based on New York Stock Exchange composite tape closing sales prices). There is a risk that stock price fluctuation could impact the Company's operations. Changes in the price of the Company's common stock could affect the Company's ability to successfully attract and retain qualified personnel or complete desirable business combinations or other transactions in the future. The Company has historically not paid, and does not intend to pay in the foreseeable future, cash dividends on its capital stock.

         RISKS RELATED TO ACQUISITIONS. To implement its business plans, the Company may make further acquisitions in the future. Acquisitions require significant financial and management resources both at the time of the transaction and during the process of integrating the newly acquired business into the Company's operations. The Company's operating results could be adversely affected if it is unable to successfully integrate these new companies into its operations. Structural changes in the Company's internal organization which may result from acquisitions may not always produce the desired financial or operational results.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is not yet required to provide the disclosures required by Regulation S-K Item 305 pursuant to General Instruction 1. to Paragraphs 305(a), 305(b), 305(c), 305(d), and 305(e) of Item 305. The Company's sales and financial instruments are principally denominated in U.S. dollars and the Company does not use or currently intend to use derivative financial instruments or derivative commodity instruments.

PART II - OTHER INFORMATION.

ITEM 1.   LEGAL PROCEEDINGS

         On September 24, 1997, a purported class action lawsuit was filed against the Company and the former president and chief executive officer, and an executive vice president, of the Company, in the U.S. District Court for the Southern District of Texas, Houston Division. The action, styled NORMAN TOCK V. INPUT/OUTPUT, INC., GARY D. OWENS AND ROBERT P. BRINDLEY, alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and state statutory and common law fraud provisions. By Memorandum Opinion issued and Final Judgment entered on December 31, 1998, the U.S. District Court for the Southern District of Texas, Houston Division ordered that the defendants' motion to dismiss the amended complaint be granted, ordered that the federal securities fraud claims be dismissed with prejudice, and denied the plaintiff's request for leave to further amend the complaint. The period for appeal of this judgment has expired. The state law claims were dismissed without prejudice to their being refiled in the appropriate state court.

          In the ordinary course of business, the Company has been named in other various lawsuits or threatened actions. While the final resolution of these matters may have an impact on the Company's consolidated financial results for a particular reporting period, management believes that the ultimate resolution of these matters will not have a material adverse impact on the Company's financial position, results of operations or liquidity.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

List of documents filed as Exhibits.

         (a)      27.1 - Financial Data Schedule (included in EDGAR copy only)

         (b)      Reports on Form 8-K

                  No Current Reports on Form 8-K were filed during the three month period ended February 28, 1999.

                                    SIGNATURE


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                    INPUT/OUTPUT, INC.

                                    By: /s/ Ronald A. Harris
                                       ------------------------------------
                                        Ronald A. Harris
                                        Vice President and Controller
                                        (Chief Accounting Officer)




Dated: April 14, 1999