Form 10-K
period 1999-05-31
INPUT OUTPUT INC
filed 1999-08-20
CIK 866609

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED MAY 31, 1999
                                       OR
          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM ______ TO ______

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

COMMON STOCK, $0.01 PAR VALUE                             NEW YORK STOCK EXCHANGE
RIGHTS TO PURCHASE SERIES A PREFERRED STOCK               NEW YORK STOCK EXCHANGE
         (Title of Class)                      (Name of each exchange on which registered)

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 1999 (for purposes of the below-stated amount only, all directors, officers and 5% or more stockholders are presumed to be affiliates):
                                  $287,235,000

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date.

   TITLE OF EACH CLASS                              NUMBER OF SHARES OUTSTANDING
    OF COMMON STOCK                                         AT JUNE 30, 1999
    ---------------                                         ----------------
   COMMON STOCK, $0.01 PAR VALUE                              50,663,858

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant's 1999 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

                                    P A R T I

PRELIMINARY NOTE: IN THIS ANNUAL REPORT ON FORM 10-K, WE REFER TO INPUT/OUTPUT, INC. AND ITS SUBSIDIARIES AS "WE", "OUR", "US", THE "COMPANY" OR "INPUT/OUTPUT", UNLESS THE CONTEXT CLEARLY INDICATES OTHERWISE.

ITEM  1.  BUSINESS

THE COMPANY

         Input/Output is a leading designer and manufacturer of seismic data acquisition products used on land, in transition zones (i.e. marshes and shallow bays) and in marine environments. We believe that our I/O SYSTEMs have been the most technologically advanced seismic data acquisition systems and are particularly well suited for advanced three-dimensional ("3-D") data collection techniques. Our principal customers are seismic contractors and major, independent and foreign oil and gas companies around the world. See "Markets and Customers".

         Over the past five to ten years, improvements in drilling success rates through the use of advanced seismic survey techniques, particularly 3-D techniques, substantially increased the demand for seismic data. In addition, advances in technology significantly reduced the size, weight, cost and power requirements of seismic data acquisition systems and increased the quality and quantity of data available to geoscientists, thereby improving the cost-effectiveness of large-scale 3-D surveys. As a result, 3-D surveys utilizing these advanced technologies have gained increasing acceptance in the oil and gas industry as an exploration risk management tool. Moreover, 3-D surveys are increasingly employed in field development and reservoir management activities.

         During fiscal 1999, demand for our products substantially deteriorated resulting in significantly reduced net sales, a significant operating loss for the fiscal year and pretax charges totaling $139.0 million ($94.5 million after giving effect to income taxes) in the third and fourth quarters of fiscal 1999. See "- Recent Developments" and Item 7. "Management's Discussion and Analysis of Results of Operations and Financial Condition."

         We offer a broad range of seismic data acquisition systems and related equipment. On land, we offer the I/O SYSTEM 2000-TM- as well as vibrators, a land energy source and geophones, which are acoustical receivers whose sole purpose is to transform vibrations from substrata within the earth into electrical signals, which are recorded by the I/O Systems. We also offer transition zone systems in shallow water with marine versions of our land-based recording systems.

         Our marine data acquisition systems consist primarily of marine streamers and shipboard electronics that collect seismic data in deep-water environments. The systems feature 24-bit digital electronics inside the streamer module, Company-manufactured hydrophones, digital filtering and other components, and 12,000-meter streamer length capabilities. Other marine products manufactured and sold by us include airguns and integrated shipboard navigation, positioning, and data telemetry quality control systems. Following our November 1998 acquisition of DigiCourse, Inc. (see "- Recent Developments"), we expanded our marine product portfolio to include the design and manufacturing of marine positioning systems. These systems include instruments which control streamer cable depth during towing; compasses and acoustical devices.

         We believe that our future success will depend on our ability to continue to introduce technological innovations by enhancing our existing products and services to our customers, as well as by developing new products. See "- Product Development" below.

RECENT DEVELOPMENTS

         INDUSTRY CONDITIONS. During fiscal 1999, demand for our products decreased significantly due to the deterioration in energy industry conditions and, more specifically, in the seismic services sector. This deterioration resulted from, among other things, a widespread downturn in exploration activity due to a decline in energy prices from October 1997 through February 1999, and consolidation among energy producers. Shipments of I/O SYSTEMs fell from 49 systems shipped in fiscal 1998 to 17 in fiscal 1999.

         In particular, the following factors adversely impacted us in fiscal 1999:

- Our principal customers, seismic service contractors, significantly reduced their workforces and capital spending, resulting in decreased sales opportunities for us;
- The financial condition of certain of our customers deteriorated significantly;
- Many of our customers allocated their cash to fund multi-client seismic surveys instead of proprietary seismic surveys; and
- Destabilizing economies in developing markets forced our customers in those areas to conserve their capital budgets.

         OUR RESPONSE. We currently believe that industry conditions will continue to adversely impact demand for our products during the next 12 months. As a result, we began in fiscal 1999 implementing initiatives in response to the downturn.

- We have taken steps to lower our cost structure by closing certain facilities and reducing our workforce. Since August 1998, when we reached a peak of 1,435 total full-time employees, we have reduced our workforce to 904 as of July 31, 1999, and plan to reduce the number of full-time employees to approximately 800 by the end of August 1999.

- We are eliminating obsolete products and ancillary parts due to reduced demand for these older generation products and as a result of product revisions in progress.

- We began reorganizing into a divisional structure late in fiscal 1999. The November 1998 acquisition of DigiCourse, Inc. expanded our marine product line and significantly strengthened our marine equipment manufacturing sales personnel and management. The product and personnel added by the DigiCourse acquisition enabled us to begin reorganizing into a marine division and a land division, with the ultimate objective of being able to better address the special and often different needs of marine customers and land customers.

         In addition, in May and August 1999 we strengthened our financial position in order to better meet the challenges of the current downturn through the issuance of $54.4 million of preferred stock to SCF-IV, L.P. See
Item 5. "Market for Registrant's Common Equity and Related Stockholder Matters" and Item 7. "Management's Discussion and Analysis of Results of Operations and Financial Condition". The proceeds from this capital infusion will be used to fund our research and development projects, provide additional working capital and for general corporate purposes. See Notes 7 and 18 of Notes to Consolidated Financial Statements.

         TECHNOLOGY DEVELOPMENT. In fiscal 1999, we introduced the I/O SYSTEM 2000-TM-, an upgrade for the I/O System TWO-Registered Trademark-, our seismic acquisition system for land and transition zone environments. Features of the I/O SYSTEM 2000-TM- include a lighter, smaller central electronics unit, a more durable telemetry system, and an improved graphical user interface to control acquisition, quality assurance and quality control operations. We intend that the I/O SYSTEM 2000-TM- will eventually enable integration of our cable and radio land seismic products.

         We also completed, during fiscal 1999, three field tests of our micro-machined digital sensor, known as the VectorSeis-TM- digital sensor. The VectorSeis-TM- digital sensor is designed to enable cost-effective acquisition of multi-component seismic data, thereby providing shear wave information in addition to compression wave data. Because this potential product is still in the development stage, its commercial feasibility and degree of commercial acceptance is not yet known and cannot be predicted with any certainty. See
"- Product Development" below, and Item 7. "Management's Discussion and Analysis of Results of Operations and Financial Condition. - Cautionary Statement for Purposes of Forward-Looking Statements."

PRODUCTS

     LAND DATA ACQUISITION SYSTEMS

         A land I/O SYSTEM consists of a Central Electronics Unit containing a number of modular components, which may vary depending upon customer specifications, and multiple remote ground equipment modules, including Line Taps and Remote Signal Conditioners (each designated as an "MRX", which typically acquires six channels of analog seismic data). A typical system consists of a Central Electronics Unit, 12 Line Taps, approximately 200-500 MRXs and various accessories, although larger or smaller systems may be assembled. Once a customer purchases a Central Electronics Unit, the customer can purchase additional Line Taps, MRXs and accessory equipment to expand and modify a system to fulfill specific requirements. In addition, a customer may transform an I/O SYSTEM into two or more separate systems with the purchase of additional Central Electronics Units.

         In addition to the standard I/O SYSTEM components, several optional components are available as accessory equipment. The Company manufactures most of the components sold as a part of the I/O SYSTEM product line, and purchases certain separate components for resale, including the operator console, oscilloscope, printer and digital camera. Depending upon the system's configuration, the price of a standard land I/O SYSTEM typically ranges from $800,000 to $4.5 million. Larger and more complex systems can cost up to two times this amount.

     CENTRAL ELECTRONICS UNIT

         The Central Electronics Unit, which acts as the control center of the I/O SYSTEM, consists of several components, which are typically mounted within a vehicle or helicopter transportable enclosure. The Company can also package the Central Electronics Unit to be portable for jungle and other difficult terrain applications. The Central Electronics Unit receives digitized data from the MRXs, stores the data on magnetic tape for subsequent processing and displays the data on optional monitoring devices. The Central Electronics Unit also controls the data collection parameters of the MRXs, as well as calibrates and provides operating status analysis and tests all functions of the system.

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

         In addition, our radio telemetry system ("RSR" recorder system) records data across a variety of environments, including transition zones, marshes and swamps, as well as mountain ranges, jungle and other land and transition zone seismic environments. The RSR radio telemetry systems are radio controlled, and utilize the same electronics as the MRX to record, process and digitize seismic signals at the remote unit. However, instead of transmitting data back to the Central Electronics Unit, the RSR stores the seismic data for later retrieval. The RSR does not require cables for data transmission, since the information is stored at the unit source.

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

         Land-based seismic data acquisition systems require electrical power and must be designed to operate in diverse environmental conditions. The I/O SYSTEM 2000-TM- has the flexibility to power the MRX via cable from a central power source or a rechargeable or solar powered battery pack. An MRX's battery pack may be replaced without terminating or interrupting the MRX's operation. The battery packs may also be monitored by the Central Electronics Unit during actual field use to forecast usable time remaining for each battery.

         A seismic crew may collect data from sound waves produced by one of several energy sources. Historically, dynamite and other explosives have been used. In recent years, large, truck-mounted earth vibrators have been used more frequently as energy sources. See "- Other Products and Components - Vibrators" below. When non-explosive energy sources are used, an optional component, the Correlator Stacker Module, is added to the data acquisition system to correlate the seismic data for further processing. The Correlator Stacker Module incorporates several advanced noise control and editing programs to improve data quality and resolution.

     MARINE DATA ACQUISITION SYSTEM

         Our marine data acquisition system consists primarily of marine streamers and shipboard electronics that collect seismic data in deep-water environments. Marine streamers, which contain electronic modules and cabling, may measure up to 12,000 meters in length and are towed behind a seismic acquisition vessel. Marine electronics include seismic and data telemetry quality control systems and related software products, as well as electronics for shipboard recording.

         The marine systems feature 24-bit digital MSX modules, each of which contain 16 channels of seismic data. This feature, along with utilization of fiber-optic data transmission and titanium connectors and inserts, results in reduced size and power consumption, and higher quality and reliability of acquired marine seismic data, and permits a complete MSX system to record up to 7,680 channels.

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

         AIRGUNS. Airguns are the primary energy source used to initiate the energy transmitted through the earth's subsurface which are subsequently recorded as data signals in the marine environment. The Company's sleeve gun, a specialized type of airgun, is suited for high resolution 3-D seismic data collection because of its expanded frequency band. Additionally, the Company offers an airgun source synchronizing system that can control up to 128 airguns simultaneously, offering real time monitoring of airgun firings.

         VIBRATORS. Vibrators are controlled mechanical devices used as a source of seismic energy on land. Our vibrators can be supplied with seven different vehicles (many of which are manufactured by us) and offer a maximum of 62,000 pounds of peak force. We believe that our vibrators are the only vibrators in the industry to offer patented pre-load series, which significantly extends the life of the vibrator and lowers the distortion of the sound source.

         SOFTWARE. We acquired in fiscal 1998 the assets of Green Mountain Geophysics, Inc. a developer of geophysical software used in seismic data acquisition and processing. Green Mountain's primary software product is Mesa-Registered Trademark-, a 3-D seismic data acquisition planning package. This product is used by energy producers and seismic contractors to design and execute a 3-D program to meet specific geophysical and economic requirements. A second software product, Alpine-Regisetered Trademark- is used to track and manage 3-D programs from the concept stage through data processing. Millenium-Registered Trademark-, a third product, performs the initial data processing stages of geometry qualifications and retraction statics. We also acquired CompuSeis, Inc. during fiscal 1998, which we believe is an industry leader in recording system integration. Since the acquisition, CompuSeis has principally developed system integration software for the Company's I/O SYSTEM 2000-TM-.

         MARINE POSITIONING SYSTEMS. Following our November 1998 acquisition of DigiCourse, Inc., we now offer marine positioning systems. These systems include birds, which control streamer cable depth during towing, compasses, velocimeters and acoustical devices. Marine positioning systems manufactured by DigiCourse are located on most marine seismic vessels worldwide.

     PRODUCT DEVELOPMENT

         Our ability to compete effectively and maintain a leading market position in the manufacture and sale of seismic data acquisition systems and seismic instruments depends to a substantial degree upon continued technological innovation. While the market for these products is characterized by continual and rapid changes in technology, development cycles from initial conception through product introduction tend to extend over several years. Since introducing our first I/O SYSTEM in fiscal 1989, we have targeted a significant amount of our annual budgeted expenditures for research and development activities. These research and development expenditures have principally related to the continued enhancement and evolution of the I/O SYSTEM product line and basic research and development on other emerging technologies having potential applicability to the seismic industry. See Item 6. "Selected Consolidated Financial Data" and Item 7. "Management's Discussion and Analysis of Results of Operations and Financial Condition." These efforts have resulted in the development of numerous inventions, processes and techniques, a number of which have been incorporated as enhancements to the I/O SYSTEM product line. See "Intellectual Property" below.

         We continued, in fiscal 1999, the evolution of our seismic system product line, introducing improvements in functionality, increased operational efficiencies and updated interfaces through the I/O SYSTEM 2000-TM-. Features of the I/O SYSTEM 2000-TM- include a lighter, smaller central electronics unit, a more durable telemetry system and an improved graphical user interface to control acquisition, quality assurance and quality control operations. We intend that the I/O SYSTEM 2000-TM- will eventually enable the integration of the Company's cable and radio land seismic products.

         Our primary research and development efforts are currently focused on commercializing a land-based seismic data acquisition recording system incorporating VectorSeis-TM- digital sensors for multi-component recording and 4-D data imaging. Historically, seismic acquisition methods recorded only one component of seismic energy wave, the compression wave. In recent years, advances in sensor (geophone) technology have enabled multi-component recording, but the amount of equipment and labor necessary has prohibited this from becoming a cost-effective method of seismic data acquisition. The VectorSeis-TM-digital sensor uses three micro-machined accelerometers configured to measure the complete seismic wave field, including compression and shear waves. Information from compression and shear waves can be used to create better structural images of complex geological prospects and to infer physical properties of rock structures, such as fracture density and orientation, rock porosity and can provide an indication of whether or not oil or gas may be present in a specific structure. We believe the reduced equipment size, weight and power consumption of the VectorSeis-TM- digital sensor relative to conventional technology will allow seismic crews to operate in a more cost-effective manner. During fiscal 1999, we completed three field tests of the VectorSeis-TM- digital sensor.

         Our other research and development efforts include:

- Developing telecommunication tools that will permit customers real-time access to their remote crew operations and seismic data, and allow for remote resource management, troubleshooting and training from a central command center; and

- Enhancing our geophysical software to shorten the amount of time from seismic survey planning through pre-processing of seismic data.

         Because these potential products are still in the development stage, their commercial feasibility or degree of commercial acceptance, if any, is not yet known. No assurance can be given concerning the successful development of new products or enhancements, the specific timing of their release or their level of acceptance in the market place. See Item. 7 "Management's Discussion and Analysis of Results of Operations and Financial Condition. - Cautionary Statement for Purposes of Forward-Looking Statements."

MARKETS AND CUSTOMERS

         Our principal customers are seismic contractors, which operate seismic data acquisition systems to collect data in accordance with their customers' specifications or for their own seismic data libraries. In addition, the Company markets and sells its products to major, independent and foreign oil and gas companies, which typically specify seismic data acquisition program parameters to contractors and consequently may stipulate use of the Company's equipment, or may operate their own seismic crews. Western Atlas International, Inc. ("WAII"), a subsidiary of Baker Hughes Incorporated, and its affiliates accounted for approximately 33% of the Company's net sales in fiscal 1999. See Note 9 of Notes to Consolidated Financial Statements.

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

         During fiscal 1999, 1998 and 1997, approximately 41%, 35% and 43%, respectively, of the Company's net sales were derived from sales to foreign customers. See Note 9 of Notes to Consolidated Financial Statements for information concerning geographic distribution of sales. Systems sold to domestic customers are frequently deployed internationally. Company sales are predominantly denominated in US dollars. From time to time, certain foreign sales require export licenses.

         The Company normally sells its systems and products to customers on standard net 30-day terms. The Company has also provided financing arrangements to customers by installment sales contracts under which the Company typically retains a security interest in the products sold. See Item 7.- "Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources". The Company's installment sales contracts have historically required a down payment of approximately 15-30% of the purchase price, normally range in length from 24 to 48 months and bear interest at rates ranging up to 13% per annum. The Company is in the process of adopting a more conservative and restrictive credit policy. See Note 3 of Notes to Consolidated Financial Statements.

         In addition, the Company has previously financed a portion of its sales through third parties by assigning its installment sales contracts to the financing sources and guaranteeing the customer's repayment obligations. During fiscal 1999, the Company was required to fulfill its obligations under certain of these arrangements as a result of payment defaults by certain of its customers. For the foreseeable future, the Company expects to rely less on these or similar third-party sales financing techniques. See Item 7.- "Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources" and Notes 3 and 13 of Notes to Consolidated Financial Statements.

         During fiscal 1999, the Company's Product Purchase Agreement with WAII expired by its terms and was not renewed. The agreement had provided that it would terminate upon WAII's purchase of a total of $350 million in Input/Output products, which occurred during the second quarter of fiscal 1999. In addition, the Company's Preferred Supplier Agreement it entered into with Mitcham Industries, Inc. in June 1998 was terminated during the fourth quarter of fiscal 1999. The agreement had obligated Mitcham Industries to purchase a minimum dollar amount of Input/Output products over a five-year term. In return, the Company had agreed not to lease certain of its products covered by the agreement. As a result of its termination, the Company is currently evaluating potential opportunities for leasing its current and future products.

MANUFACTURING

         Our 110,000 square foot manufacturing facility in Stafford, Texas houses our electronics assembly process and enables us to manufacture additional products and components assembled previously by outside vendors. Our 240,000 square foot facility in Alvin, Texas houses our mechanical assembly processes, which are more labor intensive than electronics assembly. Products produced in the Alvin facility include vibrators, sleeve guns, land and marine cable and marine streamers. See also Item 2. - "Properties". Upon completion of assembly, our products undergo functional and environmental testing and final quality assurance inspection.

SUPPLIERS

         The Company purchases a substantial portion of the electronic components used in its systems and products. Although the Company has not experienced supply or vendor quality control problems, there can be no assurance that these problems will not arise in the future. Such problems, if incurred, could significantly affect the Company's ability to meet production and sales commitments. Certain items, such as integrated circuits, printed circuit assemblies and the 24-bit analog-to-digital converters used in the I/O SYSTEMs and hydrophones with water depth limiting capability used with marine seismic cables, are purchased from sole source vendors. Although the Company attempts to maintain an adequate inventory of these single source items, the loss of ready access to any of these items could temporarily disrupt the Company's ability to manufacture and sell certain products. Since the Company's components are designed for use with these single source items, replacing the single source items with functional equivalents could require a redesign of the Company's components and costly delays could result.

COMPETITION

         The market for seismic data acquisition systems and seismic instrumentation is highly competitive and is characterized by continual and rapid changes in technology. The Company's principal competitors for land seismic equipment are, among others, Fairfield Industries; Geo-X Systems, Limited; JGI, Incorporated; OYO Geospace Corporation; and Societe d'etudes Recherches et Construction Electroniques ("Sercel"), an affiliate of Compagnie General de Geophysique. Unlike the Company, Sercel possesses the advantage of being able to sell to an affiliated seismic contractor. The Company's principal marine seismic competitors are, among others, Bolt Technology Corporation; GeoScience Corporation, an affiliate of Tech-Sym Corporation; Teledyne Brown Engineering, an affiliate of Allegheny Teledyne Company; and Thomson Marconi Sonar P/L.

         We believe that technology has been the primary method of competition in the industry, as oil and gas exploration and production companies demand higher quality seismic data and seismic contractors require improved productivity from their equipment and crews. The remaining principal competitive factors in the industry are price and customer support services. During fiscal 1999, the price and customer support factors took precedence over technology as demand for new seismic instrumentation substantially decreased. See "- Recent Developments".

INTELLECTUAL PROPERTY

         The Company relies on a combination of trade secrets, patents, copyrights and technical measures to protect its proprietary hardware and software technologies. Although the Company's patents are considered important to its operations, no one patent is considered essential to the success of the Company. Copyright and trade secret protection may be unavailable in certain foreign countries in which the Company sells its products. In addition, the Company seeks to protect its trade secrets through confidentiality agreements with its employees and agents. The Company also owns a number of trademarks, including I/O-Registered Trademark-, I/O SYSTEM ONE-Registered Trademark-and I/O SYSTEM TWO-Registered Trademark-.

REGULATORY MATTERS

         Our operations are subject to numerous local, state and federal laws and regulations in the United States and in foreign jurisdictions concerning the containment and disposal of hazardous materials. We do not currently foresee the need for significant expenditures to ensure continued compliance with current environmental protection laws. Regulations in this area are subject to change, and there can be no assurance that future laws or regulations will not have a material adverse effect on us.

         Additionally, our export activities are subject to extensive and evolving trade regulation. Certain countries in which Input/Output's products may be utilized are subject to trade restrictions, embargoes and sanctions imposed by the US government. These restrictions and sanctions, generally speaking, limit the Company from participating in or approving certain business activities in those countries.

EMPLOYEES

         At July 31, 1999, we had 904 full-time employees worldwide, 705 of which were employed in the United States. We currently estimate that our total employee headcount worldwide will be reduced to approximately 800 by the end of August 1999. Our U.S. employees are not subject to any collective bargaining agreement. We have never experienced a work stoppage and consider our relations with our employees to be satisfactory.

ITEM 2.  PROPERTIES

         The Company's primary manufacturing facilities are as follows:

               Manufacturing Facility              Square Footage
               ----------------------              --------------
               Stafford, Texas*                        110,000
               Alvin, Texas*                           240,000
               Cork County, Ireland*                    35,630  (1)
               Norwich, England**                       31,000  (2)
               Voorschoten, The Netherlands**           30,000
                                                       -------
                                                       446,630
                                                       =======


----------------

*    Owned
**   Leased
(1) As part of its current facilities consolidation efforts, the Company is in the process of relocating into a smaller leased facility (approximately 5,000 square feet) and intends to sell this facility.

(2) As part of its current facilities consolidation efforts, the Company is in the process of vacating the majority of this lease space and intends to retain approximately 5,000 square feet while attempting to sublease the unoccupied space to third parties.

         The Company's executive headquarters (utilizing approximately 55,000 square feet) are located at 11104 West Airport, Stafford, Texas and our research and development headquarters (utilizing approximately 80,000 square feet) are adjacent to the headquarters facility. Both facilities, along with the adjacent Stafford electronics manufacturing facility, are owned by the Company and are mortgaged to secure long-term facility indebtedness. The Company is in the process of combining all of its personnel currently located in its executive headquarters and research and development headquarters into the current research and development headquarters, after which the Company intends to lease the vacant space in the current executive headquarters to third parties. See Item 7.-
"Management's Discussion and Analysis of Results of Operations and Financial Condition". The Company also leases an aggregate of 200,000 square feet of additional warehouse and office space under short-term operating leases. The machinery, equipment, buildings and other facilities owned and leased by the Company are considered by management to be sufficiently maintained and adequate for the Company's current operations.

ITEM 3.  LEGAL PROCEEDINGS

         The Company, along with one of its subsidiaries and two of its executive officers, has been named a defendant in an action filed on December 28, 1998, in State District Court in Fort Bend County, Texas styled Geoview, Inc., Geoview Services, Inc. and Ralph E. Clements vs. Input/Output, Inc., et al. The plaintiffs' petition alleges a number of causes of action in tort and contract arising out of a purchase of certain assets by a subsidiary of the Company in 1996. The plaintiffs have claimed actual damages of $60 million and exemplary damages of $180 million. The Company believes the claims alleged by the plaintiffs are totally without merit and plans to vigorously defend against the plaintiffs' claims.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                   P A R T II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS

         COMMON STOCK PRICES AND DIVIDEND INFORMATION. The Company's Common Stock trades on the New York Stock Exchange ("NYSE") under the symbol "IO". The following table sets forth the high and low last reported sales prices of the Common Stock for the periods indicated, as reported on the NYSE composite tape.

                                                            PRICE RANGE
                                                     ------------------------
         PERIOD                                        HIGH            LOW
         ------                                      ---------       --------
         FISCAL 1999
                 Fourth Quarter....................  $ 8  9/16       $ 5 5/16
                 Third Quarter.....................    7 15/16         5 1/16
                 Second Quarter....................   11               6 3/16
                 First Quarter.....................   21 11/16         9 3/8

         FISCAL 1998
                 Fourth Quarter....................  $25 15/16       $21 1/16
                 Third Quarter.....................   31  1/8         17 1/4
                 Second Quarter....................   32 15/16        21 3/8
                 First Quarter.....................   23  7/16        16 7/16

         The Company historically has not paid, and does not intend to pay in the foreseeable future, cash dividends on its Common Stock. The Company presently intends to retain earnings, if any, for use in its business, with any future decision to pay cash dividends on Common Stock dependent upon its growth, profitability, financial condition and other factors the Board of Directors may deem relevant. See Item 7.- "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources". The Company is permitted to pay dividends on Common Stock as long as Series B Preferred Stock dividends (see below) are current.

         On June 30, 1999, there were 505 stockholders of record of Common Stock and the Company believes that there were approximately 16,352 beneficial owners of Common Stock as of such date. Except as discussed below or otherwise disclosed in the Company's Quarterly Reports on Form 10-Q filed during fiscal 1999, the Company made no unregistered sales of its equity securities during fiscal 1999.

         ISSUANCE OF PREFERRED STOCK. On May 7, 1999, SCF-IV, L.P., a Delaware limited partnership ("SCF-IV"), purchased, in a privately negotiated transaction, 40,000 shares of Series B Preferred Stock, par value $0.01 per share (the "Series B Preferred Stock"), issued by the Company. The consideration paid by SCF-IV for this issuance was $40,000,000. The net cash proceeds of approximately $39,452,000 will be used to fund the Company's research and development projects, to provide additional working capital and for general corporate purposes. The issuance of the Series B Preferred Stock and the underlying shares of Common Stock was exempt from the registration requirements of Section 5 of the Securities Act of 1933 in accordance with
Section 4(2) of that Act.

         On August 3, 1999, SCF-IV notified the Company of its intent to exercise its option to purchase an additional 15,000 shares of Series C Preferred Stock, par value $0.01 per share (the "Series C Preferred Stock"), under the option granted to SCF-IV by the Company in connection with the purchase of the Series B Preferred Stock. On August 17, 1999, the Company issued and sold the 15,000 shares of Series C Preferred Stock, resulting in net proceeds to the Company of approximately $15.0 million; the net cash proceeds are anticipated to be used for the same purposes as the proceeds from the issuance of the Series B Preferred Stock. The purchase price payable for the Series C Preferred Stock was $1,000 per share. In addition, within 18 months of the closing of the sale of the Series B Preferred Stock, the Company may issue up to 20,000 additional shares of preferred stock ranking in parity to the Series B and Series C Preferred Stock to other investors at a purchase price of $1,000 per share. The Series C Preferred Stock has substantially the same terms as the Series B Preferred Stock except that the denominated conversion price for the Series C Preferred Stock will be $8.50 per share.

         TERMS OF SERIES B PREFERRED STOCK. The holders of Series B Preferred Stock are entitled to receive cumulative cash dividends of $10.00 per share, per annum (1% of the liquidation preference) for each share of Series B Preferred Stock. Each share of Series B Preferred Stock is entitled to a liquidation preference of $1,000.00 per share, plus all accrued and unpaid dividends.

         The Series B Preferred Stock is convertible at the holder's option after the first to occur of any of the following (the "Initial Conversion Date"): (i) the third anniversary of the original date of issuance of such Shares (the "Issue Date"), (ii) the approval by the Board of Directors of the Company of an agreement relating to a Business Combination (as defined) or the consummation of a Business Combination, (iii) a tender offer for Common Stock is approved or recommended by the Board of Directors of the Company or (iv) the redemption, repurchase or reacquisition by the Company of rights issued pursuant to the Company's Stockholder Rights Plan or any waiver of the application of the Company's Stockholder Rights Plan to any beneficial owner other than SCF-IV or its affiliates (except as approved by SCF-IV's representative on the Board of Directors of the Company). After the Initial Conversion Date and prior to the Mandatory Conversion Date (defined below), the holders of Series B Preferred Stock will be entitled to convert their shares into a number of fully paid and nonassessable shares of Common Stock per share equal to, at the option of the holder, one of, or if not specified by the holder, at the greater of, the following (such amount being referred to as the "Conversion Ratio"): (a) the quotient of $1,000.00 (plus any accrued and unpaid dividends through the record date for determining stockholders entitled to vote) divided by the denominated conversion price of $8.00 (as adjusted from time to time in accordance with certain anti-dilution provisions) or (b) the quotient of $1,000.00 increased at a rate of eight percent per annum from the Issue Date, compounded quarterly, less the amount of cash dividends actually paid through the applicable conversion date (the "Adjusted Stated Value"), divided by the average market price for the Common Stock during the ten trading day period prior to the date of conversion (the "Conversion Ratio").

         On the fifth anniversary of the Issue Date (the "Mandatory Conversion Date"), each outstanding share of Series B Preferred Stock shall, without any action on the part of the holder, be converted automatically into a number of fully paid and nonassessable shares of Common Stock equal to the Conversion Ratio, provided that a shelf registration statement to be filed with the Securities and Exchange Commission covering those shares of Common Stock has been declared effective.

         In the event of a conversion of Series B Preferred Stock pursuant to which the Conversion Ratio is determined using clause (b) above, then, provided that full cumulative dividends have been paid or declared and set apart for payment upon all outstanding shares of Series B Preferred Stock for all past dividend periods, the Company may redeem for cash up to 50% (or such greater percentage as the holders shall agree) of the shares of Series B Preferred Stock submitted for conversion at a redemption price per share equal to the Adjusted Stated Value , in lieu of conversion.

         For financial accounting purposes, based on the terms of the Series B Preferred Stock, dividends will be recognized as a charge to retained earnings at the rate of 8% per annum, compounded quarterly. Such preferred dividends will reduce net earnings available to the common stockholders accordingly.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated financial data set forth below with respect to the Company's consolidated statements of operations for the five fiscal years ended May 31, 1999, 1998, 1997, 1996 and 1995 and with respect to the Company's consolidated balance sheets at May 31, 1999, 1998, 1997, 1996 and 1995 have been derived from the Company's audited consolidated financial statements. This information should be read in conjunction with Item 7 - "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the consolidated financial statements of the Company and the notes thereto included elsewhere in this Form 10-K. The Company's results of operations and financial condition have been affected by acquisitions of businesses during the periods presented below:

                                                                             Year Ended May 31,
                                                      --------------------------------------------------------------
                                                         1999         1998          1997         1996         1995
                                                      ---------     --------      --------     --------     --------
STATEMENT OF OPERATIONS DATA:                                   (In thousands, except per share data)
Net sales......................................       $ 197,415     $385,861      $281,845     $278,283     $134,698
Cost of sales..................................         205,215      226,514       183,438      163,811       71,440
                                                      ---------     --------      --------     --------     --------
     Gross profit (loss) (1)...................          (7,800)     159,347        98,407      114,472       63,258
                                                      ---------     --------      --------     --------     --------
Operating expenses:
Research and development (2)...................          42,782       32,957        22,967       23,243       11,400
Marketing and sales............................          14,193       14,646        13,288       12,027        6,789
General and administrative (3).................          80,932       28,295        36,186       19,096       11,817
Amortization of intangibles (4)................          16,247        6,008         4,551        4,305        1,331
                                                      ---------     --------      --------     --------     --------
     Total operating expenses..................         154,154       81,906        76,992       58,671       31,337
                                                      ---------     --------      --------     --------     --------

Earnings (loss) from operations................        (161,954)      77,441        21,415       55,801       31,921
Interest expense...............................            (897)      (1,081)         (793)      (2,515)         (30)
Other income...................................           7,611        7,315         3,675        3,091        3,944
                                                      ---------     --------      --------     --------     --------
Earnings (loss) before income taxes............        (155,240)      83,675        24,297       56,377       35,835
Income tax (benefit) expense...................         (49,677)      26,776         7,700       17,700       11,335
                                                      ---------     --------      --------     --------     --------
Net earnings (loss)............................       $(105,563)    $ 56,899      $ 16,597     $ 38,677     $ 24,500
                                                      ==========    ========      ========     ========     ========

Basic earnings (loss) per common
     share.....................................       $   (2.17)    $   1.29      $   0.38     $   0.98     $   0.68
                                                      ==========    ========      ========     ========     ========

Weighted average number of common
     shares outstanding........................           48,540      43,962        43,181       39,631       36,043
                                                      ==========    ========      ========     ========     ========

Diluted earnings (loss) per common
     share.....................................       $    (2.17)   $   1.28      $   0.38     $   0.95     $   0.66
                                                      ==========    ========      ========     ========     ========

Weighted average number of diluted common
     shares outstanding........................           48,540      44,430        43,820       40,609       36,928
                                                      ==========    ========      ========     ========     ========

                                                                             As of May 31,
                                                 ---------------------------------------------------------
                                                   1999        1998        1997        1996         1995
                                                   ----        ----        ----        ----         ----
BALANCE SHEET DATA (END OF YEAR):                                         (In thousands)

Working capital................................  $213,612    $245,870    $170,427    $165,225     $104,908
Total assets...................................   451,748     493,016     384,658     355,465      165,487
Short-term debt, including current
     installments of long-term debt (5)........     1,067         986         912          --           --
Long-term debt (5).............................     8,947      10,011      11,000          --           --
Stockholders' equity (6).......................   396,974     415,700     338,614     317,204      146,712

OTHER DATA:

Capital expenditures...........................  $  9,326    $  6,960    $ 26,966    $ 10,240     $  5,979
Depreciation and amortization..................    20,776      16,816      12,558      10,152        3,570

------------------
1. Fiscal year 1999 includes charges of $77.0 million. See Note 15 of Notes to Consolidated Financial Statements for further information with respect to the Company's charges.

2. Fiscal year 1999 includes charges of $1.1 million. See Note 15 of Notes to Consolidated Financial Statements for information with respect to the Company's charges.

3. Fiscal year 1999 includes charges of $53.2 million and fiscal year 1997 includes charges of $15.6 million. See Notes 15 and 16 of Notes to Consolidated Financial Statements for information with respect to the Company's charges.

4. Fiscal year 1999 includes charges of $7.7 million. See Note 15 of Notes to Consolidated Financial Statements for information with respect to the Company's charges.

5. See Notes 6 and 17 of Notes to Consolidated Financial Statements for information with respect to the Company's indebtedness and certain contingent obligations.

6. See Note 7 of Notes to Consolidated Financial Statements for information with respect to the Company's changes in capital structure.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The following discussion and analysis of the Company's results of operations and financial condition should be read in conjunction with the consolidated financial statements of the Company and the Notes thereto included elsewhere in this Form 10-K.

ANNUAL RESULTS OF OPERATIONS

         INTRODUCTION. The Company's net sales are directly related to the level of worldwide oil and gas exploration activity and the profitability and cash flows of oil and gas companies and seismic contractors, which in turn are affected by expectations regarding the supply and demand for oil and natural gas, energy prices and finding and development costs. Oil and gas supply and demand and pricing, in turn, are influenced by numerous factors including, but not limited to those described in "Cautionary Statement for Purposes of Forward-Looking Statements" - "Continuation in Downturn in Energy Industry and Seismic Services Industry Conditions Will Adversely Affect Results of Operations", "Significant Payment Defaults under Sales Arrangements Could Adversely Affect the Company" and "Risk from Significant Amount of Foreign Sales Could Adversely Affect Results of Operations". During fiscal 1999, our financial performance was adversely impacted by the deterioration in energy industry conditions and, more specifically, in the seismic service sector. This deterioration resulted from, among other things, a widespread downturn in exploration activity due to a decline in energy prices from October 1997 to February 1999 and consolidation among energy producers. As a result, the financial condition of certain customers weakened, capital spending by our primary customers fell sharply and the majority of our customers idled some of their seismic crews and equipment, or leased equipment to their competitors to cover depreciation expenses and other costs. As a result of these conditions we recorded significant operating losses and pre-tax charges totaling $139.0 million ($94.5 million after giving effect to income taxes, or $1.95 per share) in the third and fourth quarters of fiscal 1999.

         In response to these industry conditions, management for the Company has concentrated on lowering its cost structure, consolidating its product offerings and reorganizing into a divisional structure to allow increased visibility and accountability of costs and more focused customer service and product development. We are also revising our credit policies and implementing other processes to better position the Company to manage through the industry downturn and to minimize the effects of future industry volatility on our business.

         We currently believe that industry conditions will continue to adversely impact demand for our products during the next 12 months and are implementing initiatives in response to the downturn, described above and in
Item 1. " Business - Recent Developments". We estimate these initiatives will result in additional charges during the first quarter of fiscal 2000 in the range of $4-6 million. We also believe that these initiatives will better position the Company to return to profitability once industry conditions improve.

NET SALES

         Net sales consisted primarily of seismic data acquisition system and component sales. Net sales for fiscal 1999 were $197.4 million, a decrease of $188.4 million, or 48.8%, compared to fiscal 1998 primarily due to the significant decrease in demand attributable to historically low commodity prices, energy industry consolidations, significant reductions in workforce and capital spending by our customers, destabilizing economies in developing markets forcing our customers in those areas to conserve their capital budgets and the continued deterioration of the financial condition of certain customers.

         Net sales for fiscal 1998 were $385.9 million, an increase of $104.0 million, or 36.9%, over fiscal 1997 due primarily to substantially increased demand for, and sales of, land seismic data acquisition systems and related components, compared to fiscal 1997.

GROSS PROFITS

         The gross profit margin (loss) in fiscal 1999 decreased from 41.3% in 1998 to (4.0)% in fiscal 1999. The decrease is primarily due to charges totaling $77.0 million incurred in the third and fourth quarters of fiscal 1999 for inventory writedowns and charges for warranty reserves and other product related contingencies. Excluding these charges, the Company's gross profit margin was 35.0% in fiscal 1999 as compared to 41.3% in fiscal 1998 due to competitive pricing pressures as a result of the significant decrease in demand for seismic equipment, offset in part by higher margins from sales of DigiCourse, Inc. products, acquired during fiscal 1999. See also Notes 8 and 15 of Notes to Consolidated Financial Statements.

         The gross profit margins of the Company for 1998 increased from 34.9% in fiscal 1997 to 41.3% in fiscal 1999, primarily due to the substantial increase in land product sales, which featured higher gross profit percentages than many of the Company's other products.

RESEARCH AND DEVELOPMENT

         Fiscal 1999 research and development expenses were $42.8 million, an increase of $9.8 million, or 29.8%, over fiscal 1998 primarily resulting from expenses related to recent acquisitions, increased contract labor and outside engineering services related to advanced systems design, and charges incurred in the fourth quarter related to prototype development costs. Due to significantly reduced sales levels, research and development expenditures totaled 21.7% of sales during fiscal 1999, which is substantially higher than previous years' research and development expenditures in actual dollars and as a percentage of sales. Excluding fiscal 1999's charges, the Company's fiscal 1999 research and development expenses were $41.7 million. See Notes 8 and 15 of Notes to Consolidated Financial Statements.

         Fiscal 1998 research and development expenses increased $10.0 million, or 43.5%, from fiscal 1997, to $33.0 million. As a percentage of sales, fiscal 1998 expenses were consistent with fiscal 1997's expenses.

MARKETING AND SALES

         Fiscal 1999 marketing and sales expenses were $14.2 million, a decrease of $453,000, or 3.1%, compared to fiscal 1998 primarily resulting from decreased internal and third party commissions on sales attributable to the significant decline in sales, offset in part by increased expenses related to recent acquisitions. See Note 8 of Notes to Consolidated Financial Statements.

         Fiscal 1998 marketing and sales expenses increased $1.4 million, or 10.2%, over fiscal 1997 primarily due to increased third party agent commissions on sales, offset in part by a decrease in convention/exhibition costs and advertising expense that resulted in a decline in marketing and sales expenses as a percentage of net sales.

GENERAL AND ADMINISTRATIVE

         Fiscal 1999 general and administrative expenses were $80.9 million, an increase of $52.6 million, or 186.0%, over fiscal 1998, primarily due to charges of $53.2 million incurred in the third and fourth quarters of fiscal 1999 for accounts and notes receivable allowance, impairment of long-lived assets, early termination of a lease, restructuring costs and employee severances. Excluding the fiscal 1999 charges, the Company's general and administrative expenditures were $27.7 million, a decrease of $563,000, or 2.0%, compared to fiscal 1998. See Note 15 of Notes to Consolidated Financial Statements.

         Fiscal 1998 general and administrative expenses decreased $7.9 million, or 21.8%, from the prior year to $28.3 million, primarily due to charges of $15.6 million incurred in fiscal 1997, offset in part by increased compensation expense, increased bad-debt allowance due to increased sales, increased data processing expense and increased depreciation and amortization. See Note 16 of Notes to Consolidated Financial Statements.

AMORTIZATION OF IDENTIFIED INTANGIBLES

         Fiscal 1999 amortization of identified intangibles was $16.2 million, an increase of $10.2 million, or 170.4%, over fiscal 1998 primarily due to charges of $7.7 million incurred in the third and fourth quarters of fiscal 1999 due to the impairment of intangibles. Excluding the fiscal 1999 charges, the Company's amortization of identified intangibles was $8.5 million, an increase of $2.5 million, or 42.3%, over fiscal 1998 due to increased intangible amortization resulting from recent acquisitions. See Notes 8 and 15 of Notes to Consolidated Financial Statements.

         Fiscal 1998 amortization of identified intangibles increased $1.5 million, or 32.0%, over fiscal 1997 primarily due to the amortization of additional goodwill and intangibles related to the Company's two acquisitions during fiscal 1998.

OPERATING INCOME

         Earnings (loss) from operations were ($162.0) million, a decrease of $239.4 million, or 309.1%, compared to fiscal 1998 primarily due to $139.0 million of charges incurred in the third and fourth quarters of fiscal 1999 discussed above. Excluding the fiscal 1999 charges, the Company's earnings
(loss) from operations was ($23.0) million, a decrease of $100.4 million, or 130%, compared to fiscal 1998 earnings from operations of $77.4 million, primarily due to decreased sales and gross profit margins attributable to the significant decrease in demand for seismic equipment and the increased operating expenses. See Note 15 of Notes to Consolidated Financial Statements.

         Earnings from operations increased $56.0 million, or 261.6%, in fiscal 1998 to $77.4 million compared to $21.4 million in the prior year, primarily due to increased sales, improved gross profit margin and the absence of certain charges in fiscal 1998.

INTEREST EXPENSE

         Interest expense was $897,000, a decrease of $184,000, or 17%. The interest expense is attributed to the Company's ten-year-term facilities financing. See Note 6 of Notes to Consolidated Financial Statements.

         Interest expense increased $288,000 in fiscal 1998 compared to fiscal 1997, primarily due to fiscal 1998 results' including a full year of interest expense on the ten-year-term facilities financing completed in August 1996. Interest expense in fiscal 1998 was $1.1 million.

INCOME TAX EXPENSE

         The effective tax rate for fiscal 1999, 1998 and 1997 was approximately 32.0%, 32.0%, and 31.7%, respectively. See Note 1 and Note 10 of Notes to Consolidated Financial Statements.

         In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets become deductible. Management considers the scheduled reversal of deferred income tax liabilities and projected future taxable income in making this assessment. In order to fully realize the deferred income tax assets, the Company will need to generate future taxable income of approximately $140 million over the next 20 years. Although the Company experienced a significant loss in fiscal 1999, the Company's taxable income for the years 1996 through 1998 aggregated approximately $128 million. Based on the level of historical income prior to fiscal 1999 and the Company's projections of future taxable income over the periods that the deferred income tax assets are deductible and the expiration date of the net operating loss carryforward, management believes it is more likely than not that the Company will realize the benefits of the deferred income tax assets, net of the valuation allowance at May 31, 1999. The amount of deferred income tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

LIQUIDITY AND CAPITAL RESOURCES

         GENERAL. The Company has traditionally financed its operations from internally generated cash; its working capital credit facilities, (see "--Credit Agreement" below); and funds from equity financings. The Company's cash and cash equivalents were $75.1 million at May 31, 1999, an increase of $2.9 million, or 4%, as compared to fiscal 1998. The increase is primarily due to the May 1999 sale of 40,000 shares of Series B Preferred Stock in a privately negotiated transaction to SCF-IV L.P., for which the Company received net proceeds of approximately $39.5 million. The increase in cash attributable to the preferred stock offering and a reduction in accounts and notes receivable was offset, in part by fiscal 1999 operating losses, decreased accounts payable and accrued expenses, increased income tax payments and increased inventory (prior to reserves).

         Cash flows from operating activities before changes in working capital items were a negative $10.9 million for the year ended May 31, 1999. Cash flows from operating activities after changes in working capital items were a negative $21.0 million for the year ended May 31, 1999, primarily due to fiscal 1999 operating losses; decreases in levels of accounts payable and accrued expenses due to the significant decline in business activity; increased fiscal 1999 tax payments (attributable to certain foreign subsidiaries settling prior year tax liabilities) and increases in inventory levels (prior to reserves) due to reduced sales, offset in part by a decrease in accounts and notes receivable attributable to the significant decline in sales. Cash flows from operating activities in fiscal 1998 were $75.1 million. The Company's various working capital accounts can vary in amount substantially from period to period depending upon the Company's levels of sales, product mix sold, demand for its products, percentages of cash versus credit sales, collection rates, inventory levels and general economic and industry factors.

         Cash flows used in investing activities were $15.6 million for the year ended May 31, 1999 compared to $18.3 million in the prior year. The decrease in cash used in investing activities is primarily due to a decrease in cash used for business acquisitions, offset in part by an increase in expenditures for property, plant and equipment.

         Cash flows from financing activities were $39.7 million for the year ended May 31, 1999, compared to $12.9 million in fiscal 1998. The $26.8 million increase in cash provided by financing activities is primarily due to the $39.5 million of net proceeds the Company received from the sale of 40,000 shares of Series B Preferred Stock to SCF-IV L.P. in May 1999, offset in part by the significant decline in proceeds from the exercise of stock options. See Note 7 of Notes to Consolidated Financial Statements.

         In August 1996, the Company obtained a $12.5 million ten-year term mortgage loan to finance the construction of its new electronics manufacturing facility in Stafford, Texas. The loan is secured by the Company's land, buildings and improvements housing its executive and research and development headquarters as well as the adjacent manufacturing facility. The mortgage loan bears interest at the fixed rate of 7.875% per annum and is repayable in equal monthly installments of principal and interest of $151,439. The promissory note contains certain prepayment penalties. As of May 31, 1999, $10.0 million in indebtedness was outstanding under this mortgage loan. See Note 6 of Notes to Consolidated Financial Statements.

         Capital expenditures for property, plant and equipment totaled $9.3 million for fiscal 1999 and are expected to aggregate $29.5 million for fiscal 2000, which includes $23.7 million of additions to the Company's rental equipment fleet. The Company believes that the combination of its existing working capital, current cash in place and access to other financing sources will be adequate to meet its anticipated capital and liquidity requirements for the foreseeable future.

         CREDIT AGREEMENT. The Company was in violation of certain covenants under its revolving Credit Agreement due to its fiscal 1999 third quarter results of operations and requested a waiver from its lender. On March 16, 1999, the agent for the lenders delivered to the Company a Notice of Default due to violation of two financial covenants. As of May 31, 1999, no amounts of indebtedness for borrowed money were outstanding under the Company's Credit Agreement. However, at that date, the Company had standby and commercial letters of credit issued under the Credit Agreement outstanding in the aggregate amount of $1.4 million which the Company has since secured with certificates of deposit each having maturities of one month. The Company has notified the agent, of its bank syndicate, of the Company's desire to cancel the Credit Agreement and is in the process of terminating the credit facility with its lenders. While the Company believes that it would be able to negotiate a credit facility or facilities with similar lenders, the Company believes that the terms currently available would not be as advantageous as future terms may be when the Company may require a credit facility. The Company does not anticipate the need for a credit facility at the present time, but anticipates securing a facility or facilities in the future at a time when the proposed terms are more likely to be advantageous for the Company.

YEAR 2000

         Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates. These date code fields will need to distinguish 21st century dates from 20th century dates and, as a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. The Company is currently working to resolve the potential impact of the Year 2000 issue on the computerized systems it utilizes internally, and with regard to its products, suppliers and customers. The Company has adopted the British Standards Institute "Definition of the Year 2000 Requirements." BSI DISC PD 2000-1 states the following: "Year 2000 conformity shall mean that neither performance or functionality is affected by dates prior to, during, and after the Year 2000." The Company has developed two levels of readiness for its equipment. The Company's "Year 2000 Compliant" products will perform as per the British Standards Guidelines. The Company's "Year 2000 Assessed" products have been assessed in the same manner as "Year 2000 Compliant" products and issues found and determined by the Company to be detrimental to the function of recording seismic data have been addressed so that the Company believes that these products will function in Year 2000 and after. As used herein, the terms "Year 2000 Compliant" or "Year 2000 Compliance" shall mean either "Year 2000 Compliant" and/or "Year 2000 Assessed" each as defined above.

         STATE OF READINESS. The Company continues to carry out its Year 2000 compliance program for the hardware and software products sold by it, the information technology systems used in its operations ("IT Systems"), and its non-IT Systems or embedded technology, such as building security, voice mail and other systems. The Company's Year 2000 compliance program covers the following phases: (i) inventory of all products, IT Systems and non-IT Systems; (ii) assessment of repair or replacement requirements; (iii) planning and remediation; (iv) testing; and (v) implementation. The Company has completed the inventory and assessment phases for its products, IT systems and non-IT systems and is in the process of remediation on the IT and non-IT systems and on those products identified for remediation. The Company's program calls for completion of all phases by October 1, 1999.

         As a result of its planned component testing, the Company decided that some of its older products in the field, which it no longer manufactures or sells, will not be made Year 2000 compliant and the Company will not offer Year 2000 support for these products. These products are no longer covered by the Company's product warranties. Other Company products, some of which supersede or replace the discontinued products, either manufactured or in the field, are already Year 2000 Compliant, or will be made Year 2000 Compliant via remedial patches. These patches will be made available at no charge for those products under warranty coverage and for sale for those products that are no longer under warranty. The Company is in the process of contacting its customers to inform them of the availability of the Year 2000 remedial patches and encouraging them to upgrade. All products manufactured for sale by the Company since January 1, 1999 have been tested to be Year 2000 Compliant.

         The Company relies, both domestically and internationally, upon various vendors, governmental agencies, utility companies, telecommunications service companies, delivery service companies and other service providers, the operations of which are outside of the

Company's control. There is no assurance that such parties will not suffer a Year 2000 business disruption, which could have a material adverse effect on the Company's financial condition and results of operations.

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

         A portion of the Company's Year 2000 compliance expenditures expected to be incurred relate to the Company's limited warranty coverage. As of May 31, 1999, no specific amounts had been accrued to the warranty reserve for such costs, as the Company had not been able to make a firm estimate of such costs. However, the Company currently estimates that based on its assessments to date, the Company's total estimated Year 2000 compliance-related expenses will be less than $500,000. This estimate consists of estimated costs of bringing the Company's European IT systems into Year 2000 Compliance, and anticipated product warranty expense.

         RISKS. A survey was sent in November 1998 to customers, various vendors, governmental agencies, utility companies, telecommunication service companies, delivery service and other service companies concerning their Year 2000 compliance. Approximately 50% of the surveys sent have been returned and all of the surveys received have indicated the recipient was already Year 2000 compliant or was currently carrying out a Year 2000 compliance program and would be Year 2000 compliant by August 1999. The Company plans to send a follow-up Year 2000 compliance survey to further verify the recipient's Year 2000 compliance status no later than the end of the first quarter of fiscal year 2000.

         CONTINGENCY PLAN. The Company is in the process of finalizing a Year 2000 contingency plan for its products, IT systems and non-IT systems. It is anticipated the contingency plan will be completed in September 1999. In addition, if further Year 2000 compliance issues are discovered, the Company then will evaluate the need for one or more contingency plans relating to those particular issues. Starting in December 1999, the Company will have a 24-hour hotline to assist in addressing Year 2000 compliance issues that the Company's customers, vendors or personnel may encounter.

         Due to the highly technical nature of the equipment manufactured and sold by the Company, it is very subjective and difficult to predict a "worst case" scenario if the products provided by the Company experience a pervasive Year 2000 problem. The Company believes that if a pervasive Year 2000 product problem did occur, it could result in a significant negative impact on the Company's business reputation and future sales opportunities, which in turn would have a material adverse effect on the Company's operations, results of operations and financial position.

         RECENT ACCOUNTING PRONOUNCEMENTS. Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), was issued by the Financial Accounting Standards Board in June 1998. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The Company will adopt SFAS 133 beginning in fiscal year 2002. The Company does not expect the adoption of SFAS 133 will have a material effect on its financial condition or results of operation because the Company does not enter into derivative or other financial instruments for trading or speculative purposes nor does the Company use or intend to use derivative financial instruments or derivative commodity instruments.

OTHER FACTORS

         MARKET CONDITIONS. Demand for the Company's products is dependent upon the level of worldwide oil and gas exploration and development activity. This activity in turn is primarily dependent upon oil and gas prices, which have been subject to wide fluctuation in recent years. During fiscal 1999, worldwide oil prices dropped to their lowest levels (inflation adjusted) since 1986. Continuing low prices for hydrocarbon production have generally resulted in lower exploration budgets by oil companies. Lower exploration budgets during fiscal 1999 resulted in a severe reduction in demand for the Company's seismic data acquisition equipment and services.

         CREDIT RISK. A continuation of depressed prices for hydrocarbon production and reduced demand for the services of the Company's customers will further strain the revenues and cash resources of customers of the Company, thereby resulting in a higher likelihood of defaults in the customers' timely payment of their obligations under the Company's credit sales arrangements. Increased levels of payment defaults with respect to the Company's credit sales arrangements could have a material adverse effect on the Company's results of operations.

         In addition, during fiscal 1999 there was considerable turmoil and uncertainty in foreign financial markets, prompted in a large part by the economic and political problems experienced by a number of Asian countries. The Russian ruble has been under significant pressure, requiring the Russian government to raise interest rates substantially, and to seek special assistance from the International Monetary Fund in order to defend its currency. At the present time, it is not possible to predict whether the Russian government will be successful in avoiding another devaluation of the ruble, or when stability will return to its financial markets. Any further devaluation of the ruble could exacerbate existing economic problems in Russia. In addition, the Company sells its products to customers in Latin America, which have also experienced economic problems and the effects of devaluations within the last 12 months.

         The Company's combined gross trade accounts receivable and trade notes receivable balance as of May 31, 1999 from customers in Russia and other Former Soviet Union countries was approximately $25.3 million and was approximately $11.8 million from customers in Latin America. As of May 31, 1999 the total allowance for doubtful accounts (foreign and US) was $20.9 million and the allowance for loan loss was $28.8 million. In fiscal 1999, $43.7 million was recorded for bad debt expense and loan losses related to foreign and domestic receivables. All foreign receivables are denominated in US dollars. To the extent that economic conditions in the Former Soviet Union, Latin America or elsewhere negatively affect future sales to the Company's customers in those regions or the collectibility of the Company's existing receivables, the Company's future results of operations, liquidity and financial condition may be adversely affected.

         In January 1999, the Company paid $1,661,000 to a creditor of a Company customer in satisfaction of the Company's obligations under a guaranty with respect to a defaulted equipment lease between the customer and that creditor. The $1,661,000 was billed to the customer and this amount was fully reserved as of May 31, 1999.

         See "Note 17 - Commitments and Contingencies" of Notes to Consolidated Financial Statements and "Cautionary Statement for Purposes of Forward-Looking Statements - Continuation in Downturn in Energy Industry and Seismic Services Industry Conditions Will Adversely Affect Results of Operations," "- Significant Payment Defaults Under Sales Arrangements Could Adversely Affect the Company" and "- Risk from Significant Amount of Foreign Sales Could Adversely Affect Results of Operations".

         CONVERSION TO THE EURO CURRENCY. On January 1, 1999, certain members of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency, the euro. The Company owns facilities and manufactures components for its systems in two member countries. The transition period for the introduction of the euro is between January 1, 1999 and June 30, 2002. The Company is addressing the issues involved with the introduction of the euro. The more important issues facing the Company include: converting information technology systems; reassessing currency risk and processing tax and accounting records.

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

CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD-LOOKING STATEMENTS

         Certain information contained in this Annual Report on Form 10-K (including statements contained in Item 1. "Business", Item 3. "Legal Proceedings" and Item 7. "Management Discussion and Analysis of Results of Operation and Financial Condition"), as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and are subject to the "Safe Harbor" provisions of that section. This information includes, without limitation, statements concerning future results of operation, future revenues, future costs and expenses, future margins and future writedowns and special charges; anticipated product releases and technological advances; the future mix of business and future asset recoveries; the realization of deferred tax assets; contingent liabilities; the Company's Year 2000 issues and their resolution; the inherent unpredictability of adversarial proceedings; and demand for the Company's products, future capital expenditures and future financial condition of the Company; energy industry and seismic services industry conditions; and world economic conditions, including that in Former Soviet Union, Latin America and Asian countries. These statements are based on current expectations and involve a number of risks and uncertainties, including those set forth below and elsewhere in this Annual Report on Form 10-K. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.

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

         CONTINUATION IN DOWNTURN IN ENERGY INDUSTRY AND SEISMIC SERVICES INDUSTRY CONDITIONS WILL ADVERSELY AFFECT RESULTS OF OPERATIONS. Demand for the Company's products is dependent upon the level of worldwide oil and gas exploration and development activity. This activity in turn is primarily dependent upon oil and gas prices, which have been subject to wide fluctuation in recent years in response to changes in the supply and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond the control of the Company. Worldwide oil prices declined from October 1997 and remained at lower levels through February 1999. Despite a recent recovery in commodity prices, oil producers fear of low prices for hydrocarbon production resulted in lower exploration budgets by oil companies, which has resulted in reduced demand for the Company's seismic data acquisition equipment. Other factors which have negatively impacted demand for Company products have been the weakened financial condition of many of the Company's customers, consolidations among energy producers, an over-supply of current-generation seismic equipment and the destabilized economies in many developing countries. See Item 1. "Business". Despite relatively higher prices for oil and natural gas in recent months, it is expected that any turnaround for the seismic equipment market will occur later than for other sectors of the energy services industry. It is impossible to predict the length of the downturn for the seismic equipment market or future oil and natural gas prices with any certainty. A further prolonged downturn in market demand for the Company's products will have a material adverse effect on the Company's results of operation and financial condition. No assurances can be given as to future levels of worldwide oil and natural gas prices, the future level of activity in the oil and gas exploration and development industry and their relationship(s) to the demand for the Company's products. Additionally, no assurances can be given that the Company's efforts to reduce and contain costs will be sufficient to offset the effect of the expected continued lower levels of Company net sales until industry conditions improve.

         FAILURE TO DEVELOP PRODUCTS AND KEEP PACE WITH TECHNOLOGICAL CHANGE WILL ADVERSELY AFFECT RESULTS OF OPERATIONS. The markets for the Company's product lines are characterized by rapidly changing technology and frequent product introductions. Whether the Company can develop and produce successfully, on a timely basis, new and enhanced products that embody new technology, meet evolving industry standards and practice, and achieve levels of capability and price that are acceptable to its customers, will be significant factors in the

Company's ability to compete in the future. During fiscal 1999, the Company announced that it had completed three field tests of its new VectorSeis -TM-, multi-component digital sensor. Further tests are planned and may increasingly involve potential customers. There can be no assurance that the Company will not encounter resource constraints or technical or other difficulties that could delay introduction of this new product or other new products in the future. No assurances can be given as to whether any products incorporating the VectorSeis -TM- digital sensor will be commercially feasible or accepted in the marketplace by the Company's present or future customers. If the Company is unable, for technological or other reasons, to develop competitive products in a timely manner in response to changes in the seismic data acquisition industry or other technological changes, its business and operating results will be materially and adversely affected. In addition, the Company's continuing development of new products inherently carries the risk of inventory obsolescence with respect to its older products, which occurred in fiscal 1999 when the Company wrote down inventory in part due to planned product revisions. Changes in the Company's product offerings through newly introduced products and product lines, whether internally developed or obtained through acquisitions, carry with them the potential for customer concerns of product reliability, which may have the effect of lessening customer demand for those changed products.

         SIGNIFICANT PAYMENT DEFAULTS UNDER SALES ARRANGEMENTS COULD ADVERSELY AFFECT THE COMPANY. The Company sells to many customers on extended-term arrangements. Significant payment defaults by customers could have a material adverse effect on the Company's financial position and results of operations. See Notes 3 and 13 of Notes to Consolidated Financial Statements.

         RISK FROM SIGNIFICANT AMOUNT OF FOREIGN SALES COULD ADVERSELY AFFECT RESULTS OF OPERATIONS. Sales outside the United States have historically accounted for a significant part of the Company's net sales. Foreign sales are subject to special risks inherent in doing business outside of the United States, including the risk of war, civil disturbances, embargo and government activities, which may disrupt markets and affect operating results. Foreign sales are also generally subject to the risks of compliance with additional laws, including tariff regulations and import/export restrictions. The Company is, from time to time, required to obtain export licenses and there can be no assurance that it will not experience difficulty in obtaining such licenses as may be required in connection with export sales.

         Demand for the Company's products from customers in developing countries (including Russia and other Former Soviet Union countries as well as certain Latin American and Asian countries) is difficult to predict and can fluctuate significantly from year to year. The Company believes that these changes in demand result primarily from the instability of economies and governments in certain developing countries, changes in internal laws and policies affecting trade and investment, and because those markets are only beginning to adopt new technologies and establish purchasing practices. These risks may adversely affect the Company's future operating results and financial position. In addition, sales to customers in developing countries on extended terms present heightened credit risks for the Company, for the reasons discussed above. See, in particular above, "- Other Factors" for further information concerning these risks in those countries.

         LOSS OF SIGNIFICANT CUSTOMERS WILL ADVERSELY AFFECT THE COMPANY. A relatively small number of customers have accounted for most of the Company's net sales, although the degree of sales concentration with any one customer has varied from fiscal year to year. During fiscal 1999, 1998 and 1997 the three largest customers in each of those years accounted for 52%, 43% and 50%, respectively, of the Company's net sales. The loss of these customers or a significant reduction in their equipment needs could have a material adverse effect on the Company's net sales.

         PRESSURE FROM COMPETITORS COULD ADVERSELY AFFECT RESULTS OF OPERATIONS. The market for seismic data acquisition systems and seismic instrumentation is highly competitive and is characterized by continual and rapid changes in technology. The Company's principal competitors for land seismic equipment are, among others, Fairfield Industries; Geo-X Systems, Limited; JGI, Incorporated; OYO Geospace Corporation; and Societe d'etudes Recherches et Construction Electroniques, an affiliate of Compagnie General de Geophysique (Sercel). Unlike the Company, Sercel possesses the advantage of being able to sell to an affiliated seismic contractor. The Company's principal marine seismic competitors are, among others, Bolt Technology Corporation, GeoScience Corporation, an affiliate of Tech-Sym Corporation; Teledyne Brown Engineering, an affiliate of Allegheny Teledyne Company; and Thomson Marconi Sonar P/L.

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

         A continuing trend toward consolidation, concentrating buying power in the oil field services industry, will have the effect of adversely affecting the demand for the Company's products and services.

         RISKS RELATED TO YEAR 2000 ISSUES. The problems actually encountered by the Company in addressing its Year 2000 issues may be more pervasive than anticipated by management, and if so, could have adverse effects on the Company's operations, results of operations or financial condition. See "- Year 2000."

         FAILURE TO PROTECT INTELLECTUAL PROPERTY WILL ADVERSELY AFFECT THE COMPANY'S OPERATIONS. The Company believes that technology is the primary basis of competition in the industry. Although the Company currently holds certain intellectual property rights relating to its product lines, there can be no assurance that these rights will not be challenged by third parties or that the Company will obtain additional patents or other intellectual property rights in the future. Additionally, there can be no assurance that the Company's efforts to protect its trade secrets will be successful or that others will not independently develop products similar to the Company's products or design around any of the intellectual property rights owned by the Company, or that the Company will be precluded by others' patent claims.

         DISRUPTION IN VENDOR SUPPLIES WILL AFFECT FINANCIAL RESULTS. The Company's manufacturing process requires a high volume of quality components. Certain components used by the Company are currently provided by only one supplier. In the future, the Company may, from time to time, experience supply or quality control problems with its suppliers, and such problems could significantly affect its ability to meet production and sales commitments. The Company's reliance on certain suppliers, as well as industry supply conditions generally, involve several risks, including the possibility of a shortage or a lack of availability of key components, increases in component costs and reduced control over delivery schedules, any of which could adversely affect the Company's future financial results.

         DEPENDENCE ON PERSONNEL. The Company's success depends upon the continued contributions of its personnel, many of whom would be difficult to replace. The success of the Company will depend on the ability of the Company to attract and retain skilled employees. Changes in personnel, therefore, could adversely affect operating results.

         RISKS RELATED TO TIMING OF PRODUCT SHIPMENTS COULD RESULT IN SIGNIFICANT QUARTERLY FLUCTUATIONS. Due to the relatively high sales price of many of the Company's products and relatively low unit sales volume, the timing in the shipment of systems and the mix of products sold can produce fluctuations in quarter-to-quarter financial performance. One of the factors, which may affect the Company's operating results from time to time, is that a substantial portion of its net sales in any period may result from shipments during the latter part of a period. Because the Company establishes its sales and operating expense levels based on its operational goals, if shipments in any period do not meet goals, net sales and net earnings may be adversely affected. In addition, because the Company typically operates, and expects to continue to operate, without a significant backlog of orders for its products, the Company's manufacturing plans and expenditure levels are based principally on sales forecasts, which result in inventory excesses and imbalances from time to time.

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

         RISKS RELATED TO GOVERNMENT REGULATIONS AND PRODUCT CERTIFICATION. The Company's operations are also subject to laws, regulations, government policies, and product certification requirements worldwide. Changes in such laws, regulations, policies, or requirements could affect the demand for the Company's products or result in the need to modify products, which may involve substantial costs or delays in sales and could have an adverse effect on the Company's future operating results. Certain countries are subject to restrictions, sanctions and embargoes imposed by the US Government. These restrictions, sanctions and embargoes prohibit or limit the Company and its domestic subsidiaries from participating in certain business activities in those countries. These constraints may adversely affect the Company's opportunities for business in those countries.

         STOCK VOLATILITY AND ABSENCE OF DIVIDENDS MAY ADVERSELY AFFECT THE COMPANY'S STOCK PRICE. In recent years, the stock market in general and the market for energy and technology stocks in particular, including the Company's Common Stock, have experienced extreme price fluctuations. The sales price for the Company's Common Stock has declined from $22 per share at May 29, 1998 to $8 1/2 per share at May 28, 1999 (based on New York Stock Exchange composite tape closing sales prices). There is a risk that stock price fluctuation could impact the Company's operations. Changes in the price of the Company's Common Stock could affect the Company's ability to successfully attract and retain qualified personnel or complete desirable business combinations or other transactions in the future. The Company has historically not paid, and does not intend to pay in the foreseeable future, cash dividends on its Common Stock.

         RISKS RELATED TO ACQUISITIONS. The Company may make further acquisitions in the future. Acquisitions require significant financial and management resources both at the time of the transaction and during the process of integrating the newly acquired business into the Company's operations. The Company's operating results could be adversely affected if it is unable to successfully integrate these new companies into its operations. Structural changes in the Company's internal organization, which may result from acquisitions, may not always produce the desired financial or operational results.

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

         The foregoing review of factors pursuant to the Private Securities Litigation Reform Act of 1995 should not be construed as exhaustive. In addition to the foregoing, the Company wishes to refer readers to other factors discussed elsewhere in this report as well as the Company's other filings and reports with the Securities and Exchange Commission, including its most recent reports on Form 10-Q, for a further discussion of risks and uncertainties which could cause actual results to differ materially from those contained in forward-looking statements. The Company undertakes no obligation to publicly release the result of any revisions to any such forward-looking statements, which may be made to reflect the events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

         The Company is exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. The Company does not enter into derivative or other financial instruments for trading or speculative purposes nor does the Company use or intend to use derivative financial instruments or derivative commodity instruments. The Company's market risk could arise from changes in foreign currency exchange rates. The Company's sales and financial instruments are principally denominated in US dollars.

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

         Not applicable.



                                  P A R T III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is contained in the Company's definitive Proxy Statement to be distributed in connection with its 1999 Annual Meeting of Stockholders under the captions "Management" and "Voting and Stock Ownership of Management and Principal Stockholders" and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this Item is contained in the Company's definitive Proxy Statement to be distributed in connection with its 1999 Annual Meeting of Stockholders under the caption "Remuneration of Directors and Officers" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is contained in the Company's definitive Proxy Statement to be distributed in connection with its 1999 Annual Meeting of Stockholders under the caption "Voting and Stock Ownership of Management and Principal Stockholders" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is contained in the Company's definitive proxy statement to be distributed in connection with its 1999 Annual Meeting of Stockholders under the caption "Certain Transactions" and is incorporated herein by reference.

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

         4.2 --Form of Certificate of Designation, Preferences and Rights of Series B Preferred Stock of Input/Output, Inc., filed as Exhibit 4.1 to the Company's Form 8-K dated April 21, 1999 and incorporated herein by reference.

         *4.3 Certificate of Designation, Preferences and Rights of Series C Preferred Stock of Input/Output, Inc.

       *10.2 --Royalty Agreement, dated November 6, 1992, between I/O Sensors, Inc., Triton and Triton Technologies, Inc.

      **10.3 --1990 Restricted Stock Plan, filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995 and incorporated herein by reference.

      **10.4       --Amended and Restated 1990 Stock Option Plan, filed as
                   Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Registration No. 333-80299), filed with the Securities and Exchange Commission on June 9, 1999 and incorporated herein by reference.

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

        10.19 --Master Letter of Credit Agreement dated April 16, 1996, between the Company and ABN AMRO Bank N.V. Houston Agency filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1996 and incorporated herein by reference.

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

      **10.23 --Input/Output, Inc. Amended and Restated 1996 Non-Employee Director Stock Option Plan, filed as Exhibit
                   4.3 to the Company's Registration Statement on Form S-8 (Registration No. 333-80299), filed with the Securities and Exchange Commission on June 9, 1999 and incorporated herein by reference.

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

        10.30 --Agreement and Plan of Merger by and among I/O Marine, Inc., Input/Output, Inc., DigiCourse, Inc. and The Laitram Corporation, dated September 30, 1998, filed as Exhibit
                   10.1 to the Company's Form 10-Q for the fiscal quarter ended August 31, 1998 and incorporated herein by reference.

        10.31 --Purchase Agreement by and between the Company and SCF-IV dated April 21, 1999, filed as Exhibit 10.1 to the Company's Form 8-K dated April 21, 1999 and incorporated herein by reference.

        10.32 --Registration Rights Agreement by and between the Company and SCF-IV dated May 7, 1999, filed as Exhibit 10.2 to the Company's Form 8-K dated April 21, 1999 and incorporated herein by reference.

        10.33 --First Amendment to Rights Agreement by and between the Company and Harris Trust and Savings Bank as Rights Agent, dated April 21, 1999, filed as Exhibit 10.3 to the Company's Form 8-K dated April 21, 1999 and incorporated herein by reference.

        10.34 --Agreement and Plan of Merger by and among I/O Marine, Inc., Input/Output, Inc., DigiCourse, Inc. and The Laitram Corporation, dated September 30, 1998. Filed as Exhibit
                  10.1 to the Company's Form 10-Q for the fiscal quarter ended August 31, 1998 and incorporated by reference herein and incorporated herein by reference.

        10.35 --Registration Rights Agreement by and among the Company and Laitram, dated November 16, 1998, filed as Exhibit
                  99.2 to the Company's Form 8-K dated November 16, 1998 and incorporated herein by reference.

        10.36     --Input/Output, Inc. 1998 Restricted Stock Plan, filed as
                  Exhibit 4.7 to the Company's registration Statement on Form S-8 (Registration No. 333-80297), filed with the Securities and Exchange Commission on June 9, 1999 and incorporated herein by reference.

       *21.1     --Subsidiaries of the Company.

       *23.1     --Consent of KPMG LLP.

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

(B)      REPORTS ON FORM 8-K

         A Current Report on Form 8-K dated as of May 7, 1999 was filed by the Company with the Securities and Exchange Commission under Item 5
         - "Other Events" concerning the Company's May 7, 1999 sale of 40,000 Series B Preferred Stock shares, in a privately negotiated transaction, to SCF-IV, L.P.

(C)      EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K.
         Reference is made to subparagraph (a) (3) of this Item 14 which is incorporated herein by reference.

(D)      NOT APPLICABLE.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED IN THE CITY OF STAFFORD, STATE OF TEXAS, ON AUGUST 20, 1999.

                                                   Input/Output, Inc.

                                                   By /s/ Sam K. Smith
                                                      ------------------------
                                                      SAM K. SMITH
                                                      DIRECTOR AND
                                                      CHIEF EXECUTIVE OFFICER

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Sam K. Smith and Robert P. Brindley and each of them, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all documents relating to the Annual Report on Form 10-K, including any and all amendments and supplements thereto, for the fiscal year ended May 31, 1999, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS ANNUAL REPORT ON FORM 10-K HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

               NAME                              CAPACITIES                                            DATE
/s/ James M. Lapeyre, Jr.                    Director and Chairman of the Board                August 20, 1999
---------------------------------------
    James M. Lapeyre, Jr.

/s/ Sam K. Smith                             Director and Chief Executive Officer              August 20, 1999
---------------------------------------
    Sam K. Smith

/s/ Axel M. Sigmar                           Director, President and                           August 20, 1999
---------------------------------------      Chief Operating Officer
    Axel M. Sigmar

/s/ David C. Baldwin                         Director, Vice President and                      August 20, 1999
---------------------------------------      Chief Financial Officer
    David C. Baldwin                         (Principal Financial and Accounting Officer)

/s/ Robert P. Brindley                       Director, Executive Vice President-               August 20, 1999
---------------------------------------      Business Development and Secretary
    Robert P. Brindley

/s/ Ernest E. Cook                           Director                                          August 20, 1999
---------------------------------------
    Ernest E. Cook

/s/ Theodore H. Elliott, Jr.                 Director                                          August 20, 1999
---------------------------------------
    Theodore H. Elliott, Jr.

/s/ G. Thomas Graves III                     Director                                          August 20, 1999
---------------------------------------
    G. Thomas Graves III

/s/ William F. Wallace                       Director                                          August 20, 1999
---------------------------------------
    William F. Wallace

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Input/Output, Inc. and Subsidiaries:                                                                              PAGE
       Independent Auditors' Report...........................................................................   F-2

       Consolidated Balance Sheets
         - May 31, 1999 and 1998..............................................................................   F-3

       Consolidated Statements of Operations
         - Years Ended May 31, 1999, 1998 and 1997............................................................   F-4

       Consolidated Statements of Stockholders' Equity and Comprehensive Earnings
         - Years Ended May 31, 1999, 1998 and 1997............................................................   F-5

       Consolidated Statements of Cash Flows
         - Years Ended May 31, 1999, 1998 and 1997............................................................   F-7

       Notes to Consolidated Financial Statements.............................................................   F-8

       Schedule II - Valuation and Qualifying Accounts........................................................   F-31

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Input/Output, Inc.:



      We have audited the consolidated financial statements of Input/Output, Inc. and subsidiaries and the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Input/Output, Inc. and subsidiaries as of May 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





KPMG LLP
Houston, Texas
July 8, 1999

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                     ASSETS                                               May 31,
                                                                                  ----------------------
Current assets:                                                                     1999         1998
                                                                                  ---------    ---------
   Cash and cash equivalents ..................................................   $  75,140    $  72,275
   Trade accounts receivable, less allowance for doubtful accounts of
     $20,916 and $3,137 in 1999 and 1998, respectively ........................      21,617       68,257
   Trade notes receivable, less allowance for loan loss of $25,518 and
     $3,954 in 1999 and 1998, respectively.....................................      21,907       38,987
   Income taxes receivable ....................................................      15,000         --
   Inventories, net ...........................................................      95,825      120,206
   Deferred income tax asset, net .............................................      27,568        6,249
   Prepaid expenses ...........................................................       1,495        2,649
                                                                                  ---------    ---------
           Total current assets ...............................................     258,552      308,623
Long-term trade notes receivable, less allowance for loan loss of $3,260 and
     $0 in 1999 and 1998, respectively ........................................      17,616       32,487
Deferred income tax asset, net ................................................      18,739         --
Property, plant and equipment, net ............................................      62,979       69,303
Goodwill, net of accumulated amortization of $26,323 and
     $12,993 in 1999 and 1998, respectively ...................................      87,558       68,414
Other assets ..................................................................       6,304       14,189
                                                                                  ---------    ---------
           Total assets .......................................................   $ 451,748    $ 493,016
                                                                                  =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable, principally trade ........................................   $  10,526    $  33,107
   Current installments of long-term debt .....................................       1,067          986
   Accrued expenses ...........................................................      33,347       20,521
   Income taxes payable .......................................................        --          8,139
                                                                                  ---------    ---------
   Total current liabilities ..................................................      44,940       62,753
Long-term debt ................................................................       8,947       10,011
Other liabilities .............................................................         887        1,199
Deferred income tax liability, net ............................................        --          3,353
Commitments and contingencies
Stockholders' equity:
   Cumulative convertible preferred stock, $.01 par value; authorized 5,000,000 shares; issued and outstanding 40,000 in 1999 (liquidation value of $40.0
   million) and no shares in 1998 .............................................        --           --
   Common stock, $.01 par value; authorized 100,000,000 shares; issued
   and outstanding 50,663,358 shares in 1999 and 44,584,634 shares in 1998 ....         507          446
   Additional paid-in capital .................................................     327,845      240,746
   Retained earnings ..........................................................      72,455      178,018
   Accumulated other comprehensive loss .......................................      (3,549)      (2,196)
   Unamortized restricted stock compensation ..................................        (284)      (1,314)
                                                                                  ---------    ---------
   Total stockholders' equity .................................................     396,974      415,700
                                                                                  ---------    ---------
   Total liabilities and stockholders' equity .................................   $ 451,748    $ 493,016
                                                                                  =========    =========

          See accompanying notes to consolidated financial statements.

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                            Years ended May 31,
                                                               --------------------------------------------
                                                                    1999            1998            1997
                                                               ------------    ------------    ------------
Net sales ..................................................   $    197,415    $    385,861    $    281,845
Cost of sales ..............................................        205,215         226,514         183,438
                                                               ------------    ------------    ------------
          Gross profit (loss) ..............................         (7,800)        159,347          98,407
                                                               ------------    ------------    ------------
Operating expenses:
   Research and development ................................         42,782          32,957          22,967
   Marketing and sales .....................................         14,193          14,646          13,288
   General and administrative ..............................         80,932          28,295          36,186
   Amortization of intangibles .............................         16,247           6,008           4,551
                                                               ------------    ------------    ------------
          Total operating expenses .........................        154,154          81,906          76,992
                                                               ------------    ------------    ------------
Earnings (loss) from operations ............................       (161,954)         77,441          21,415
Interest expense ...........................................           (897)         (1,081)           (793)
Other income ...............................................          7,611           7,315           3,675
                                                               ------------    ------------    ------------
Earnings (loss) before income taxes ........................       (155,240)         83,675          24,297
Income tax (benefit) expense ...............................        (49,677)         26,776           7,700
                                                               ------------    ------------    ------------

Net earnings (loss) ........................................   $   (105,563)   $     56,899    $     16,597
                                                               ============    ============    ============
Basic earnings (loss) per common share .....................   $      (2.17)   $       1.29    $       0.38
                                                               ============    ============    ============

Weighted average number of common shares
     Outstanding ...........................................     48,540,143      43,962,349      43,181,486
                                                               ============    ============    ============

Diluted earnings (loss) per common share ...................   $      (2.17)   $       1.28    $       0.38
                                                               ============    ============    ============

Weighted average number of diluted common shares outstanding     48,540,143      44,430,109      43,819,595
                                                               ============    ============    ============

          See accompanying notes to consolidated financial statements.

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES

   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE EARNINGS
                    YEARS ENDED MAY 31, 1999, 1998, AND 1997
                        (IN THOUSANDS, EXCEPT SHARE DATA)





                                                        Common Stock                Preferred Stock          Additional
                                                        ------------                ---------------          paid-in
                                                  Shares           Amount       Shares           Amount      Capital
                                               -----------        -------     -----------        ------     ------------
Balance at May 31, 1996....................     42,969,676        $ 430           --             $ --       $    214,259

Comprehensive earnings:
Net earnings...............................             --           --           --               --             --
Other comprehensive earnings (loss):
  Translation adjustment...................             --           --           --               --             --
  Equity increase for SERP Plan............             --           --           --               --             --
  Equity reduction for Outside Directors
    Retirement Plan........................             --           --           --               --             --

       Total comprehensive earnings


Amortization of restricted
  Stock compensation.......................             --           --           --               --             --
Exercise of stock options and related
  tax benefits.............................        311,175            3           --               --              4,714
                                               -----------        -------     -----------        ------     ------------
Balance at May 31, 1997....................     43,280,851          433           --               --            218,973

Comprehensive earnings:
Net earnings...............................             --           --           --               --             --
Other comprehensive earnings (loss):
  Translation adjustment...................             --           --           --               --             --
  Equity reduction for Outside Directors
    Retirement Plan........................             --           --           --               --             --

       Total comprehensive earnings........


Amortization of restricted stock
  Compensation.............................             --           --           --               --             --
Issuance of restricted stock...............         53,000            1                                            1,572



                                                                 Accumulated
                                                                    other           Unamortized         Total
                                                  Retained      comprehensive     restriced stock   stockholders'
                                                  Earnings          Loss           compensation        equity
                                                 -----------    -------------     ---------------   -------------
Balance at May 31, 1996....................      $   104,522    $      (1,139)    $          (868)  $     317,204

Comprehensive earnings:
Net earnings...............................           16,597               --                  --          16,597
Other comprehensive earnings (loss):
  Translation adjustment...................               --             (911)                 --            (911)
  Equity increase for SERP Plan............               --              375                  --             375
  Equity reduction for Outside Directors
    Retirement Plan........................               --               (1)                 --              (1)
                                                                                                    -------------
       Total comprehensive earnings                                                                        16,060
                                                                                                    -------------

Amortization of restricted
  Stock compensation.......................               --               --                 633             633
Exercise of stock options and related
  tax benefits.............................               --               --                  --           4,717
                                                 -----------    -------------     ---------------   -------------
Balance at May 31, 1997....................          121,119           (1,676)               (235)        338,614

Comprehensive earnings:
Net earnings...............................           56,899               --                  --          56,899
Other comprehensive earnings (loss):
  Translation adjustment...................               --             (390)                 --            (390)
  Equity reduction for Outside Directors
    Retirement Plan........................               --             (130)                 --            (130)
                                                                                                    -------------
       Total comprehensive earnings........                                                                56,379
                                                                                                    -------------

Amortization of restricted stock
  Compensation.............................               --               --                 494             494
Issuance of restricted stock...............               --               --              (1,573)             --

                                   - continued -

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES

   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE EARNINGS
                    YEARS ENDED MAY 31, 1999, 1998, AND 1997
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                        Common Stock                Preferred Stock         Additional
                                                        ------------                ---------------          paid-in
                                                  Shares           Amount       Shares          Amount       Capital
                                               -----------        -------     ----------        ------     ------------
Issuance of stock in conjunction
  Business acquisition.....................        320,555          $ 3           --            $ --       $      6,372
Exercise of stock options and related
  tax benefits.............................        866,683            8           --              --             12,858
Issuance of stock for the Employee Stock
  Purchase Plan............................         63,545            1           --              --                971
                                               -----------          ---          ---            ------     ------------
Balance at May 31, 1998....................     44,584,634          446           --              --            240,746

Comprehensive loss:
Net loss...................................             --           --           --              --                 --
Other comprehensive loss:
Translation adjustment.....................             --           --           --              --                 --
  Equity reduction for Outside Directors
    Retirement Plan........................             --           --           --              --                 --

       Total comprehensive loss

Amortization of restricted
  Stock compensation.......................             --           --           --              --                 --
Issuance of restricted stock...............         42,500           --           --              --                329
Issuance of stock in conjunction with
  Business acquisition.....................      5,794,000           58           --              --             45,715
Preferred stock offering...................             --           --         40,000            --             39,452
Exercise of stock options and related
  tax benefits.............................         64,944            1           --              --                157
Issuance of stock for the Employee Stock
  Purchase Plan............................        177,280            2           --              --              1,059
Stock compensation expense.................             --           --           --              --                387
                                               -----------        -------     ----------        ------     ------------

Balance at May 31, 1999....................     50,663,358        $ 507         40,000          $ --       $    327,845
                                               ===========        =======     ===========       ======     ============




                                                                      Accumulated
                                                                        other            Unamortized        Total
                                                       Retained      comprehensive     restriced stock   stockholders'
                                                       Earnings          Loss           compensation        equity
                                                      -----------    -------------     ---------------   -------------
Issuance of stock in conjunction                      $        --    $          --     $            --   $       6,375
  Business acquisition.....................
Exercise of stock options and related                          --               --                  --          12,866
  tax benefits.............................
Issuance of stock for the Employee Stock                       --               --                  --             972
  Purchase Plan............................           -----------    -------------     ---------------   -------------
                                                          178,018           (2,196)             (1,314)        415,700
Balance at May 31, 1998....................

Comprehensive loss:                                      (105,563)              --                  --        (105,563)
Net loss...................................
Other comprehensive loss:                                      --           (1,046)                 --          (1,046)
Translation adjustment.....................
  Equity reduction for Outside Directors                       --             (307)                 --
    Retirement Plan........................                                                                       (307)
                                                                                                         -------------
                                                                                                              (106,916)
       Total comprehensive loss                                                                          -------------

Amortization of restricted                                     --               --               1,359           1,359
  Stock compensation.......................                    --               --                (329)             --
Issuance of restricted stock...............
Issuance of stock in conjunction with                          --               --                  --          45,773
  Business acquisition.....................                    --               --                  --          39,452
Preferred stock offering...................
Exercise of stock options and related                          --               --                  --             158
  tax benefits.............................
Issuance of stock for the Employee Stock                       --               --                  --           1,061
  Purchase Plan............................                    --               --                  --             387
Stock compensation expense.................           -----------    -------------     ---------------   -------------
                                                      $    72,455    $      (3,549)    $          (284)  $     396,974
Balance at May 31, 1999....................           ===========    =============     ===============   =============

         See accompanying notes to consolidated financial statements

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                           Years ended May 31,
                                                                                  ------------------------------------
                                                                                     1999          1998          1997
                                                                                  ----------      -------      -------

Cash flows from operating activities:
     Net earnings (loss)...................................................       $(105,563)      $56,899      $16,597
Adjustments to reconcile net earnings (loss) to net cash (used in)
provided by operating activities:
     Depreciation and amortization.........................................          20,776        16,816       12,558
     Amortization of restricted stock compensation.........................           1,359           494          633
     Stock compensation expense............................................             387            --           --
     Deferred income tax (benefit) expense.................................         (43,691)          201       (2,035)
     Inventory obsolescence expense........................................          58,848         4,264          470
     Bad debt expense and loan losses......................................          43,683         4,050        8,858
     Impairment of fixed assets............................................           4,842            --           --
     Impairment of intangibles and other assets............................           8,495            --        4,290

Changes in assets and liabilities, net of effect of acquisitions and above provisions:
     Accounts and notes receivable.........................................          46,731       (26,201)     (42,847)
     Inventories...........................................................         (20,699)      (17,624)     (14,020)
     Leased equipment......................................................           1,731         5,679       (3,208)
     Accounts payable and accrued expenses.................................         (13,684)       20,456        3,739
     Income taxes payable/receivable.......................................         (23,139)       10,696       (4,365)
     Other.................................................................          (1,081)         (630)        (614)
                                                                                  ----------      -------      -------
           Net cash (used in) provided by operating activities.............         (21,005)       75,100      (19,944)
                                                                                  ----------      -------      -------

Cash flows from investing activities:
     Purchase of property, plant and equipment.............................          (9,326)       (6,960)     (26,966)
     Acquisition of net assets and business, net of cash acquired..........          (6,310)      (10,845)        (595)
     Net divestiture of (investments in) other assets......................               7          (446)        (190)
                                                                                  ----------      -------      -------
           Net cash used in investing activities...........................         (15,629)      (18,251)     (27,751)
                                                                                  ----------      -------      -------

Cash flows from financing activities:
     Borrowings from bank..................................................              --            --       23,850
     Payments on long-term debt............................................            (983)         (915)     (11,938)
     Proceeds from exercise of stock options...............................             158        12,866        4,717
     Proceeds from issuance of common stock to Employee                               1,061           972           --
     Stock Purchase Plan...................................................
     Net proceeds from preferred stock offering............................          39,452            --           --
                                                                                  ----------      -------      -------
           Net cash provided by financing activities.......................          39,688        12,923       16,629
                                                                                  ----------      -------      -------

     Effect of change in foreign currency exchange rates on
     cash and cash equivalents.............................................            (189)          (70)        (613)
                                                                                  ----------      -------      -------
     Net increase (decrease) in cash and cash equivalents..................           2,865        69,702      (31,679)

     Cash and cash equivalents at beginning of year........................          72,275         2,573       34,252
                                                                                  ----------      -------      -------
           Cash and cash equivalents at end of year........................         $75,140       $72,275      $ 2,573
                                                                                  ==========      =======      =======


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

         The Company designs, manufactures and markets seismic data acquisition systems and peripheral seismic instruments for the oil and gas exploration and production industry worldwide. Net sales consist primarily of net sales of products.

         (b)      CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. As of May 31, 1999, the Company had approximately $2.3 million of certificates of deposit with one month original maturities that were used to secure standby and commercial letters of credit.

         (c)      INVENTORIES

         Inventories are stated at the lower of cost (primarily first-in, first-out) or market. The Company's general obsolescence policy is to fully reserve for components that have not been used in two years and components that are determined to be obsolete due to current market conditions and planned product revisions.

         (d)      PROPERTY, PLANT AND EQUIPMENT

         Plant and equipment are recorded at cost and depreciated principally on a straight-line basis using estimated useful lives as follows: building - 25 years, machinery and equipment - five to eight years and other three to eight years. Repairs and maintenance are expensed as incurred. Gains and losses on sales and retirements are recognized on disposal.

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

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


         (e)      GOODWILL AND OTHER INTANGIBLE ASSETS

         Goodwill and other intangible assets ("intangibles") result from business acquisitions and goodwill represents the excess of acquisition costs over the fair value of the net assets of businesses acquired. Intangibles are amortized on a straight-line basis over 5 to 20 years, the expected period to be benefited. At May 31, 1999, the weighted average useful life of intangibles is 16.6 years. The Company assesses intangibles annually by determining whether the amortization of the intangible balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. If the intangibles are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the intangible exceeds the fair value of the asset which is calculated using the discounted future operating cash flows.

         (f)      FAIR VALUE OF FINANCIAL INSTRUMENTS

         Fair value estimates are made at discrete points in time based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.

         The Company believes that the carrying amounts of its trade notes receivable and long-term debt approximate the fair value of such items.

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

         For customers, the Company provides operator training, as well as start-up and on-site support. The Company provides for estimated training, installation and warranty costs as a charge to cost of sales at the time of sale.

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


         (j)      INCOME TAXES

         Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      (k)      EARNINGS (LOSS) PER COMMON SHARE

      Basic earnings (loss) per share is computed by dividing net earnings
(loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined on the assumption that outstanding dilutive stock options and other common stock equivalents have been exercised and the aggregate proceeds as defined were used to reacquire Company common stock using the average price of such common stock for the period.

         The following table summarizes the calculation of net earnings
(loss), weighted average number of common shares and weighted average number of diluted common shares outstanding for purposes of the computation of basic earnings (loss) per common share and diluted earnings (loss) per common share (in thousands, except share and per share amounts):


                                                                                              MAY 31,
                                                                        -----------------------------------------------------
                                                                             1999                1998                1997
                                                                        -------------        ------------       -------------
Net earnings (loss) available to common stockholders.............       $    (105,563)       $     56,899       $      16,597
                                                                        =============        ============       =============

Weighted average number of common shares outstanding.............          48,540,143          43,962,349          43,181,486

Stock options....................................................                  --             467,760             638,109
                                                                        -------------        ------------       -------------

Weighted average number of diluted common shares
     Outstanding.................................................          48,540,143          44,430,109          43,819,595
                                                                        =============        ============       =============

Basic earnings (loss) per common share...........................              $(2.17)              $1.29               $0.38
                                                                        =============        ============       =============

Diluted earnings (loss) per common share.........................              $(2.17)              $1.28               $0.38
                                                                        =============        ============       =============

      In fiscal 1999, no dividends on the convertible preferred stock issued in May 1999 were declared; therefore, net loss and net loss available to common stockholders are the same. At May 31, 1999, 1998 and 1997 there were 4,550,463; 1,480,303 and 2,014,200, respectively, of shares subject to stock options that were not included in the calculation of diluted earnings (loss) per common share because to do so would have been antidilutive. In addition, the convertible preferred stock issued in fiscal 1999 has not been considered in the computation of diluted loss per common share because the effect would be antidilutive. See Note 7.

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


         (l)      STOCK-BASED COMPENSATION

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") allows a company to adopt a fair value based method of accounting for its stock-based compensation plans, or to continue to follow the intrinsic value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees".

         The Company has elected to continue to follow APB Opinion No. 25. If the Company had adopted SFAS 123 the Company's net earnings (loss), basic earnings (loss) per share and diluted earnings (loss) per share for the years ended May 31, 1999, 1998 and 1997 would have been reduced (increased) as discussed in Note 7.

         (m)      FOREIGN CURRENCY TRANSLATION

         Assets and liabilities of foreign subsidiaries are translated at current exchange rates in effect at the end of the period reported and related translation adjustments are reported as a component of accumulated other comprehensive loss in stockholders' equity. Statements of operations are translated at the average rates during the period. Any transaction gains or losses are included in net earnings (loss).

         (n)      NOTES RECEIVABLE

         Notes receivable ("notes") are recorded at cost, less the related allowance for loan loss. Management, considering current information and events regarding the borrowers' ability to repay their obligations, considers a note to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement. When a note is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate, or the fair value of the note's collateral. Impairment losses are included in the allowance for loan loss through a charge to bad debt expense. Cash receipts on impaired notes are applied to reduce the principal amount of such notes until the principal has been recovered and are recognized as interest income thereafter.

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


         (o)      STATEMENTS OF CASH FLOWS


Supplemental disclosure of cash flow information follows (in thousands except share amounts):


Cash paid during the year for:                                                 1999          1998          1997
                                                                             --------      --------      ---------
  Interest (net of amounts capitalized).................................     $    897      $  1,130      $     752
                                                                             ========      ========      =========
  Income taxes    ......................................................     $ 16,966      $  9,968      $  11,470
                                                                             ========      ========      =========

Non-cash investing and financing activities:
  Restricted stock issued:
  Increase in common stock..............................................     $     --      $      1      $      --
  Increase in additional paid in capital................................          329         1,572             --
  Increase in unamortized restricted stock compensation.................         (329)       (1,573)            --
                                                                             --------      --------      ---------
                                                                             $     --      $     --      $      --
                                                                             ========      ========      =========

Issuance of note receivable in connection with sale of other assets:
  Long-term trade notes receivable....................................       $  5,387      $     --      $      --
  Other assets    ....................................................         (5,387)           --             --
                                                                             --------      --------      ---------
                                                                             $     --      $     --      $      --
                                                                             ========      ========      =========

Issuance of common stock in connection with business acquisitions:
  Increase in common stock..............................................     $     58      $      3      $      --
  Increase in additional paid in capital................................       45,715         6,372             --
  Liabilities assumed in connection with
  business acquisition..................................................        3,613           320             --
                                                                             --------      --------      ---------
                                                                             $ 49,386      $  6,695      $      --
                                                                             ========      ========      =========

  Common Stock shares issued..........................................      5,794,000       320,555             --
                                                                            =========      ========      =========


         (p)      USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                           INPUT/OUTPUT, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)





         (q)      COMPREHENSIVE EARNINGS (LOSS)

         On June 1, 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and presentation of comprehensive earnings (loss) and its components. Comprehensive earnings (loss), consisting of net earnings (loss), foreign currency translation adjustment and minimum pension liabilities is presented in the consolidated statements of stockholders' equity and comprehensive earnings. SFAS 130 does not affect the Company's financial position or results of operations. Prior year consolidated financial statements have been reclassified to conform to the requirements of SFAS 130.

         The components of accumulated other comprehensive loss are as follows (in thousands):


                                                      Foreign              Minimum          Accumulated Other
                                                     Currency              Pension            Comprehensive
                                                    Translation          Liabilities              Loss
                                                    -----------          -----------        -----------------
Balance at May 31, 1996...................          $      (762)         $     (377)           $    (1,139)
Fiscal 1997 change........................                 (911)                374                   (537)
                                                    -----------          ----------            -----------
Balance at May 31, 1997...................               (1,673)                 (3)                (1,676)
Fiscal 1998 change........................                 (390)               (130)                  (520)
                                                    -----------          ----------            -----------
Balance at May 31, 1998...................               (2,063)               (133)                (2,196)
Fiscal 1999 change........................               (1,046)               (307)                (1,353)
                                                    -----------          ----------            -----------
Balance at May 31, 1999...................          $    (3,109)         $     (440)           $    (3,549)
                                                    ===========          ==========            ===========


         (r)      RECLASSIFICATION

         Certain amounts previously reported in the consolidated financial statements have been reclassified to conform to the current year presentation.

                           INPUT/OUTPUT, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


(2)      INVENTORIES

         A summary of inventories follows (in thousands):


                                                                                              May 31,
                                                                                --------------------------------
                                                                                     1999               1998
                                                                                    -------          --------
         Raw materials......................................................        $54,731          $ 67,432
         Work-in-process....................................................          8,717            25,262
         Finished goods.....................................................         48,624            32,461
                                                                                    -------          --------
                                                                                    112,072           125,155
         Less inventory reserves............................................         16,247             4,949
                                                                                    -------          --------
                                                                                    $95,825          $120,206
                                                                                    =======          ========

(3)      TRADE NOTES RECEIVABLE

         Trade notes receivable at May 31, 1999 are generally secured by seismic equipment sold by the Company, bearing interest at contractual rates up to 13% and are due at various dates through 2001. The recorded investment in trade notes receivable for which an impairment has been recognized was $58.1 million at May 31, 1999. The activity in the allowance for loan loss is as follows (in thousands):

                                                                                       May 31,
                                                                -----------------------------------------------
                                                                    1999              1998             1997
                                                                ------------     ------------     ------------
Balance at beginning of year.................................   $      3,954      $      7,078     $        728
Additions charged to costs and expenses......................         25,903             2,280            7,350
Writedowns charged against the allowance.....................          1,079             5,404            1,000
                                                                ------------      ------------     ------------
Balance at end of year.......................................   $     28,778      $      3,954     $      7,078
                                                                ============      ============     ============

(4)      PROPERTY, PLANT AND EQUIPMENT

         A summary of property, plant and equipment follows (in thousands):

                                                                                                May 31,
                                                                                      ------------------------
                                                                                        1999             1998
                                                                                      -------          -------
        Land...............................................................           $ 3,279          $ 3,424
        Buildings..........................................................            27,277           26,429
        Machinery and equipment............................................            68,590           61,767
        Leased equipment...................................................             1,707            4,011
        Other..............................................................             2,443            7,312
                                                                                      -------          -------
                                                                                      103,296          102,943
        Less accumulated depreciation......................................            40,317           33,640
                                                                                      -------          -------
                                                                                      $62,979          $69,303
                                                                                      =======          =======

                           INPUT/OUTPUT, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


(5)      ACCRUED EXPENSES



         A summary of accrued expenses follows (in thousands):
                                                                                            May 31,
                                                                                 -------------------------
                                                                                   1999              1998
                                                                                 -------           -------
         Compensation, including commissions and severance.................      $10,100           $10,832
         Warranty, training and installation...............................       12,645             4,245
         Other.............................................................       10,602             5,444
                                                                                 -------           -------
                                                                                 $33,347           $20,521
                                                                                 =======           =======


(6)      LONG-TERM DEBT

         In August 1996, the Company, through one of its wholly-owned subsidiaries, obtained a $12.5 million, ten-year term loan secured by certain of its land and buildings located in Stafford, Texas which includes the Company's executive headquarters, research and development headquarters, and electronics manufacturing building. The term loan, which the Company has guaranteed under a Limited Guaranty, bears interest at a fixed rate of 7.875% per annum and is repayable in equal monthly installments of principal and interest of $151,439. The total installment payments for principal and interest in each of the next five years would be $1,817,000 with a balance thereafter of $4,066,000. The Company leases all of the property from its subsidiary under a master lease, which lease has been collaterally assigned to the lender as security for the term loan. The term loan provides for penalties for pre-payment prior to maturity.

         The Company was in violation of certain covenants under its revolving Credit Agreement due to its fiscal 1999 third quarter results of operations and requested a waiver from its lender. On March 16, 1999, the agent for the lenders delivered to the Company a Notice of Default due to violation of two financial covenants. As of May 31, 1999, no amounts of indebtedness for borrowed money were outstanding under the Company's Credit Agreement. However, at that date, the Company had standby and commercial letters of credit issued under the Credit Agreement outstanding in the aggregate amount of $1.4 million. The obligations of the Company under the Credit Agreement are secured by a first lien pledge of the capital stock of certain wholly-owned subsidiaries of the Company. Additionally, certain of these wholly-owned subsidiaries have guaranteed the Company's obligations under the Credit Agreement. The Company gave notice of cancellation of the credit facility in July 1999 and has secured the standby and commercial letters of credit with certificates of deposit having original maturities of one month.

(7)      STOCKHOLDERS' EQUITY

         (a)   CHANGES IN CAPITAL STRUCTURE

         On May 7, 1999, SCF-IV, L.P., a Delaware limited partnership ("SCF-IV"), purchased, in a privately negotiated transaction, 40,000 shares of Series B Preferred Stock, par value $0.01 per

                           INPUT/OUTPUT, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


share (the "Series B Preferred Stock"), issued by the Company. The consideration paid by SCF-IV for this issuance was $40,000,000. The net cash proceeds of approximately $39,452,000 will be used to fund the Company's research and development projects, to provide additional working capital and for general corporate purposes. The issuance of the Series B Preferred Stock and the underlying shares of Common Stock was exempt from the registration requirements of Section 5 of the Securities Act of 1933 in accordance with
Section 4(2) of that Act.

         The holders of Series B Preferred Stock are entitled to receive cumulative cash dividends of $10.00 per share, per annum (1% of the liquidation preference) for each share of Series B Preferred Stock. Each share of Series B Preferred Stock is entitled to a liquidation preference of $1,000.00 per share, plus all accrued and unpaid dividends.

         The Series B Preferred Stock is convertible at the holder's option after the first to occur of any of the following (the "Initial Conversion Date"): (i) the third anniversary of the original date of issuance of such Shares (the "Issue Date"), (ii) the approval by the Board of Directors of the Company of an agreement relating to a Business Combination (as defined) or the consummation of a Business Combination, (iii) a tender offer for Common Stock is approved or recommended by the Board of Directors of the Company or (iv) the redemption, repurchase or reacquisition by the Company of rights issued pursuant to the Company's Stockholder Rights Plan or any waiver of the application of the Company's Stockholder Rights Plan to any beneficial owner other than SCF-IV or its affiliates (except as approved by SCF-IV's representative on the Board of Directors of the Company). After the Initial Conversion Date and prior to the Mandatory Conversion Date (defined below), the holders of Series B Preferred Stock will be entitled to convert their shares into a number of fully paid and nonassessable shares of Common Stock per share equal to, at the option of the holder, one of, or if not specified by the holder, at the greater of, the following (such amount being referred to as the "Conversion Ratio"): (a) the quotient of $1,000.00 (plus any accrued and unpaid dividends through the record date for determining stockholders entitled to vote) divided by the conversion price of $8.00 (as adjusted from time to time in accordance with certain anti-dilution provisions) or (b) the quotient of $1,000.00 increased at a rate of eight percent per annum from the Issue Date, compounded quarterly, less the amount of cash dividends actually paid through the applicable conversion date (the "Adjusted Stated Value"), divided by the average market price for the Common Stock during the ten trading day period prior to the date of conversion (the "Conversion Ratio").

         On the fifth anniversary of the Issue Date (the "Mandatory Conversion Date"), each outstanding share of Series B Preferred Stock shall, without any action on the part of the holder, be converted automatically into a number of fully paid and nonassessable shares of Common Stock equal to the Conversion Ratio, provided that a shelf registration statement to be filed with the Securities and Exchange Commission covering those shares of Common Stock has been declared effective.

                           INPUT/OUTPUT, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


         In the event of a conversion of Series B Preferred Stock pursuant to which the Conversion Ratio is determined using clause (b) above, then, provided that full cumulative dividends have been paid or declared and set apart for payment upon all outstanding shares of Series B Preferred Stock for all past dividend periods, the Company may redeem for cash up to 50% (or such greater percentage as the holders shall agree) of the shares of Series B Preferred Stock submitted for conversion at a redemption price per share equal to the Adjusted Stated Value, in lieu of conversion.

         For financial accounting purposes, based on the terms of the Series B Preferred Stock, dividends will be recognized as a charge to retained earnings at the rate of 8% per annum, compounded quarterly. Such preferred dividends will reduce net earnings available to the common stockholders accordingly. The Company is permitted to pay dividends on Common Stock as long as the Series B Preferred Stock dividends are current. See also Note 18.

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


         (b)      STOCK OPTIONS PLANS

         The Company has adopted a stock option plan for eligible employees which provides for the granting of options to purchase a maximum of 8,500,000 shares of common stock. Transactions under the employee stock option plan are summarized as follows:

EMPLOYEE STOCK OPTION PLAN

                                      OPTION PRICE                                         AVAILABLE
                                       PER SHARE         OUTSTANDING      EXERCISABLE      FOR GRANT
                                   ----------------      ----------       -----------      ----------
May 31, 1996.....................  $  2.0313-$39.25       1,982,850          546,700        3,048,950
                                   ----------------      ----------        ---------       ----------
Granted - 1,082,950..............     16.875-21.125       1,082,950               --       (1,082,950)
Became exercisable...............                --              --          586,800               --
Exercised .......................     2.0313-20.125        (242,675)        (242,675)              --
Canceled/forfeited...............     3.90625-39.25        (518,600)             --           518,600
                                   ----------------      ----------        ---------       ----------
May 31, 1997.....................     2.0313-21.125       2,304,525          890,825        2,484,600
                                   ----------------      ----------        ---------       ----------
Granted  - 2,496,168.............      17.50-30.375       2,496,168               --       (2,496,168)
Became exercisable...............                --              --          579,929               --
Exercised .......................     2.0313-21.125        (780,175)        (780,175)              --
Canceled/forfeited...............    2.0313-29.6875        (534,772)             --           534,772
                                   ----------------      ----------        ---------       ----------
May 31, 1998.....................     2.0313-30.375       3,485,746          690,579          523,204
                                   ----------------      ----------        ---------       ----------
Increase in shares authorized                    --              --               --        1,500,000
Granted  - 2,369,732.............     6.375-24.5000       2,369,732               --       (2,369,732)
Became exercisable...............                --              --          423,228               --
Exercised .......................   2.03130-16.8750         (24,700)         (24,700)              --
Canceled/forfeited...............     9.375-30.3750      (1,903,315)             --         1,903,315
                                   ----------------      ----------        ---------       ----------
May 31, 1999.....................  $2.0313-$29.8125       3,927,463        1,089,107        1,556,787
                                   ================      ==========        =========       ==========

EMPLOYEE STOCK OPTIONS OUTSTANDING

                                             Weighted                                                Weighted
                                             Average                                                  Average
                                          Exercise Price     Weighted Average                      Exercise Price
       Option Price                       Of Outstanding        Remaining                          of Exercisable
         Per Share        Outstanding         Options         Contract Life       Exercisable          Options
     ----------------     -----------     ---------------    ----------------     -----------      --------------
              $2.0313         15,550            $2.0313          1.8 years            15,550          $ 2.0313
           3.5-3.9063         82,575             3.7598          3.7 years            82,575            3.7598
        6.3750-10.000      1,578,232             7.4080          9.7 years            20,500            6.3750
        9.375-14.0000        146,500            12.5111          6.5 years           132,500           12.3538
       16.8750-24.625      1,789,606            20.2459          8.0 years           740,482           19.7387
      29.6875-29.8125        315,000            29.6935          8.3 years            97,500           29.6971
     ----------------      ---------           --------          ---------         ---------          ---------
     $2.0313-$29.8125      3,927,463           $15.1376          8.5 years         1,089,107          $18.0159
     ================      =========           ========          =========         =========          =========

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


         The Company has also adopted a directors stock option plan which provides for the granting of options to purchase a maximum of 1,714,000 shares of common stock by the Company's non-employee directors. Transactions under the directors stock option plan are summarized as follows:

DIRECTORS STOCK OPTION PLAN

                                      OPTION PRICE                                         AVAILABLE
                                       PER SHARE         OUTSTANDING      EXERCISABLE       FOR GRANT
                                   ----------------      ----------       -----------      ----------
May 31, 1996....................   $3.2188-$19.1875         488,500           31,000          210,000
                                   ----------------      ----------        ---------       ----------
Increase in shares authorized                    --              --               --          400,000
Granted  - 350,000..............          29-29.625         350,000               --         (350,000)
Became exercisable..............                 --              --          207,500               --
Exercised                            3.2188-19.1875         (68,500)         (68,500)              --
                                   ----------------      ----------        ---------       ----------
May 31, 1997....................      3.2188-29.625         770,000          170,000          260,000
                                   ----------------      ----------        ---------       ----------
Granted  - 110,000..............      18.125-30.000         110,000               --         (110,000)
Became exercisable..............                 --              --          338,664               --
Exercised                            3.2188-19.1875        (147,500)        (147,500)              --
Canceled/forfeited..............      29.000-29.625         (50,000)              --           50,000
                                   ----------------      ----------        ---------       ----------
May 31, 1998....................      3.2188-30.000         682,500          361,164          200,000
                                   ----------------      ----------        ---------       ----------
Increase in shares authorized...                 --              --               --          300,000
Granted - 80,000................       8.750-14.000          80,000               --          (80,000)
Became exercisable..............                 --              --           90,335               --
Exercised.......................       3.2188-5.750         (15,000)         (15,000)              --
Canceled/forfeited..............     11.8438-30.000        (124,500)              --          124,500
                                   ----------------      ----------        ---------       ----------
May 31, 1999....................   $   5.75-$30.000         623,000          436,499          544,500
                                   ================      ==========        =========       ==========


DIRECTOR STOCK OPTIONS OUTSTANDING

                                             Weighted                                                Weighted
                                             Average                                                  Average
                                          Exercise Price     Weighted Average                      Exercise Price
       Option Price                       Of Outstanding        Remaining                          of Exercisable
         Per Share        Outstanding         Options         Contract Life       Exercisable          Options
     ----------------     -----------     ---------------    ----------------     -----------      --------------
               $5.750         10,000           $  5.750          4.3 years            10,000          $ 5.750
         8.75-11.8438        142,500            10.5411          7.1 years           102,500           11.2401
        14.00-19.1875        180,500            18.3302          7.1 years           114,000           18.9638
        29.000-30.000        290,000            29.4612          7.5 years           209,999           29.4315
     ----------------      ---------           --------          ---------         ---------          ---------
        $5.75-$30.000        623,000           $21.5280          7.2 years           436,499          $21.8834
     ================      =========           ========          =========         =========          =========

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


         The Company has elected to continue to follow APB Opinion No. 25 to account for its stock-based compensation plans; however, if the Company had adopted SFAS 123 the Company's net earnings (loss), basic earnings (loss) per share and diluted earnings (loss) per share for the years ended May 31, 1999, 1998, and 1997 would have been reduced (increased) as follows (in thousands, except per share amounts):

                                                1999                         1998                        1997
                                     ------------------------      ----------------------      -----------------------
                                     As Reported    Proforma       As Reported   Proforma      As Reported   Proforma
                                     -----------   ----------      -----------   --------      -----------   --------
Net earnings (loss)                  $(105,563)    $(112,186)        $56,899      $50,580      $16,597       $14,323
                                      ========      ========         =======       ======      =======       ======

Basic earnings (loss) per share       $  (2.17)     $  (2.31)        $  1.29       $ 1.15      $  0.38       $ 0.33
                                      ========      ========         =======       ======      =======       ======

Diluted earnings (loss) per share     $  (2.17)     $  (2.31)        $  1.28       $ 1.14      $  0.38       $ 0.33
                                      ========      ========         =======       ======      =======       ======


         The weighted average fair value of options granted during 1999, 1998 and 1997 was $4.24, $11.58 and $10.21, respectively. The fair value of each option was determined using the Black-Scholes option valuation model. The key input variables used in valuating the options were as follows: average risk-free interest rate based on 5-year Treasury bonds, expected stock price volatility of 51% in 1999, 44% in 1998, and 44% in 1997 and an estimated option term of five years. The effects of applying SFAS 123 as calculated above may not be representative of the effects on reported net earnings (loss) for future years.

         (c)      RESTRICTED STOCK PLANS

         In 1990, the Company adopted the Input/Output, Inc. 1990 Restricted Stock Plan which provides for the award of up to 1,220,000 shares of common stock to key officers and employees. Ownership of the common stock will vest over a period of four years. The restriction is removed from 50% of the shares after two years, 25% in the third year and 25% in the fourth year. Shares awarded may not be sold, assigned, transferred, pledged or otherwise encumbered by the grantee during the vesting period. Except for these restrictions, the grantee of an award of shares has all the rights of a common stockholder, including the right to receive dividends and the right to vote such shares. As of May 31, 1999, the Company had no unvested restricted shares outstanding and 15,000 shares available for grant. In May 1999 a key company employee with 53,000 unvested restricted shares resigned and as part of the employee's separation agreement, the Compensation Committee of the Company's Board of Director's ("Compensation Committee") removed all restrictions and vested all 53,000 shares effective immediately. All amortization of restricted stock related to the shares vesting immediately was recognized in fiscal year 1999.

         Effective January 1, 1998 the Company adopted the Input/Output, Inc. 1998 Restricted Stock Plan which provides for the award of up to 100,000 shares of common stock to key officers and employees. Ownership of the common stock will vest over a period as determined

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


by the Compensation Committee in its sole discretion. Shares awarded may not be sold, assigned, transferred, pledged or otherwise encumbered by the grantee during the vesting period. Except for these restrictions, the grantee of an award of shares has all the rights of a common stockholder, including the right to receive dividends and the right to vote such shares. As of May 31, 1999, the Company has 42,500 unvested shares outstanding, which are scheduled to vest 100% on December 11, 2001, and 57,500 shares available for grant.

         The market value of shares of common stock granted under the restricted stock plan was recorded as unamortized restricted stock compensation and reported as a separate component of stockholders' equity. The restricted stock compensation is amortized over the vesting period.

         (d)     EMPLOYEE STOCK PURCHASE PLAN

         The Company adopted an Employee Stock Purchase Plan ("Plan") in which participation commenced April 1, 1997. The Plan allows all eligible employees to authorize payroll deductions at the rate of 1% up to 15% of base compensation to be applied toward the purchase of the Company's common stock. The purchase price of the common stock will be the lesser of 85% of the closing price on the first day of the applicable offering period or most recently preceding trading day or 85% of the closing price on the last day of the offering period or most recently preceding trading day. Under the Plan, separate six-month offering periods commence on April 1st and October 1st of each year. There were 177,280 and 63,545 shares purchased by participants during 1999 and 1998, respectively. Fiscal 1998 was the first year shares were available for purchase under the Plan.

(8)      ACQUISITION

         Effective October 1, 1998, the Company and The Laitram Corporation entered into a definitive merger agreement for the Company's acquisition of DigiCourse, Inc., a wholly-owned subsidiary of The Laitram Corporation. Under the terms of the agreement, the Company acquired in exchange for 5,794,000 shares of Company common stock and $5,626,000 in cash, all of the capital stock of DigiCourse, Inc. The transaction was accounted for as a purchase business combination with the assets and liabilities allocated based on the fair value of assets purchased and liabilities assumed. The amortization life of the resulting goodwill of $32.5 million is 17 years. The proforma effects of the acquisition are immaterial.

         In connection with the Company's acquisition of DigiCourse, Inc. in November 1998, the Company entered into a Continued Services Agreement with The Laitram Corporation ("Laitram"), under which Laitram agreed to provide accounting, software, manufacturing and maintenance services to the Company. Mr. Lapeyre, the Company's Chairman of the Board, is the chairman and principal stockholder of Laitram. Under the terms of the Service Agreement, Laitram bills the Company for facility lease and machine shop services rendered on a monthly basis. In the fiscal year ended May 31, 1999, the Company paid Laitram an aggregate of $2.7 million under the Continued Services Agreement. The facility lease portion of the Service Agreement has a term of three years expiring September 30, 2001 and the machine shop agreement has a term of one year ending on November 17, 1999.

(9)      SEGMENT AND GEOGRAPHIC INFORMATION

         Late in fiscal 1999, the Company initiated a fundamental reorganization of its internal structure. As a part of this reorganization, the Company's management will evaluate and review

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


results based on two segments, Land and Marine, to allow for increased visibility and accountability of costs and more focused customer service and product development. Prior to such time, the Company's management made business decisions using consolidated financial information. The Company has determined that it is impracticable to obtain all of the applicable information for fiscal years 1999, 1998 and 1997 to report its operating segments in accordance with the new internal reporting structure. Commencing in fiscal year 2000, the Company will report operating segment information by the Land and Marine segments, and will measure the operating results of these segments based on a measure of income from operations.

         However, in order to provide meaningful and reliable information available for fiscal 1999, 1998 and 1997, the Company is able to disclose a measure of results of operations utilizing a gross profit (loss) measure and is able to provide assets at May 31, 1999 based on its current land and marine segments. The following summarizes this information (in thousands):

                                     1999          1998          1997
                                  --------       --------      --------
Net Sales:
  Land.......................      $96,276       $316,060      $223,205
  Marine.....................      101,139         69,801        58,640
                                  --------       --------      --------
                                  $197,415       $385,861      $281,845
                                  ========       ========      ========

Gross profit (loss):
  Land.......................     $(4,308)       $133,065       $77,929
  Marine.....................      (3,492)         26,282        20,478
                                  --------       --------      --------
                                  $(7,800)       $159,347       $98,407
                                  ========       ========       =======

Total Assets:
  Land.......................     $141,510
  Marine.....................      116,203
  Corporate..................      194,035
                                  --------
                                  $451,748
                                  ========



         Intersegment revenues are insignificant for all periods presented. Corporate assets include all assets specifically related to corporate personnel and operations, substantially all cash and cash equivalents, all facilities and manufacturing machinery and equipment that are jointly utilized by segments and all income taxes receivable and deferred income tax assets. The depreciation expense and facility expense related to all jointly utilized facilities and machinery and equipment is allocated based on each segments use of those assets.

                    INPUT/OUTPUT, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


         A summary of net sales from foreign customers by geographic area follows (in thousands):

                                                                                 1999          1998           1997
                                                                               --------      --------       --------
         United Kingdom.................................................       $ 32,168      $ 19,490       $ 15,030
         Canada.........................................................         14,446        14,767         16,391
         Russia.........................................................          9,354        28,563         16,590
         China..........................................................          7,391         7,637         10,928
         Europe - other.................................................          5,792        21,992         28,428
         Algeria........................................................          3,201         5,085             --
         Poland.........................................................          2,603         6,449          1,733
         South America..................................................            646        15,656         21,916
         Other..........................................................          4,731        15,781         10,183
                                                                               --------      --------       --------
                                                                               $ 80,332      $135,420       $121,199
                                                                               ========      ========       ========

         Net sales are attributed to individual countries on the basis of the ultimate destination of the equipment, if known; if the ultimate destination is not known, it is based on the geographical location of initial shipment.

         Net sales from individual customers representing 10% or more of net sales were as follows:

         Customer                                                            1999       1998      1997
         --------                                                            ----       ----      ----
         A........................................................            33%        28%       39%
         B........................................................            11%         4%        --

(10)     INCOME TAXES


         Components of income taxes follow (in thousands):                        1999           1998        1997
                                                                               ---------       ---------   ---------
         Current:
              Federal.............................................             $  (9,279)       $ 20,963   $   5,022
              Foreign.............................................                 1,769           4,678       3,686
              State and local.....................................                 1,524             934       1,027
         Deferred-Federal.........................................               (43,691)            201      (2,035)
                                                                               ---------       ---------   ---------
         Total income tax (benefit) expense.......................             $(49,677)       $  26,776   $   7,700
                                                                               =========       =========   =========

                    INPUT/OUTPUT, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

         A reconciliation of the expected income tax (benefit) expense on earnings (loss) before income taxes using the statutory Federal income tax rate of 35% for the years ended May 31, 1999, 1998 and 1997, to the income taxes reported herein is as follows (in thousands):

                                                                             1999            1998           1997
                                                                          ----------      ----------        -------
         Expected income tax (benefit) expense....................        $  (54,334)     $   29,286        $ 8,504
         Tax benefit from use of foreign sales corporation........                --          (2,722)        (1,330)
         Foreign tax credit.......................................                46             (33)          (142)
         Foreign taxes............................................               943            (303)           898
         State and local taxes....................................               991             607            667
         Deferred tax asset valuation allowance...................             2,421              --             --
         Other....................................................               256             (59)          (897)
                                                                          ----------      ----------      ---------
          Total income tax (benefit) expense     .................          $(49,677)     $   26,776        $ 7,700
                                                                          ==========      ==========        =======

         The tax effects of the cumulative temporary differences resulting in the net deferred income tax assets (liability) follow (in thousands):


                                                                                            May 31,
                                                                              ----------------------------------
                                                                                     1999             1998
                                                                                   -------          -------
Current deferred:
     Deferred income tax assets:
         Accrued expenses..................................................        $ 4,245          $ 1,365
         Allowance accounts................................................         22,625            3,917
         Uniform capitalization............................................            698              967
                                                                                   -------          -------
              Total current deferred income tax asset......................        $27,568          $ 6,249
                                                                                   =======          =======

Noncurrent deferred:
     Deferred income tax assets:
         Accrued expenses..................................................       $     92          $   217
         Unamortized restricted stock amortization.........................            567              208
         Basis in identified intangibles...................................            670               --
         Net operating loss carryforward...................................         17,828               --
         Foreign tax credit carryforward...................................          2,602               --
         Alternative minimum tax credit....................................          1,335               --
         Other.............................................................          1,154            1,458
                                                                                   -------          -------
              Total deferred income tax asset..............................         24,248            1,883
              Valuation allowance..........................................         (2,421)              --
                                                                                   -------          -------
              Net noncurrent deferred income tax asset.....................         21,827            1,883
                                                                                   -------          -------
     Deferred income tax liabilities:
         Basis in property, plant and equipment............................         (3,088)          (3,451)
         Basis in identified intangibles...................................             --           (1,785)
                                                                                   -------          -------
              Total deferred income tax liability..........................         (3,088)          (5,236)
                                                                                   -------          -------
              Net noncurrent deferred income tax asset (liability).........        $18,739          $(3,353)
                                                                                   =======          =======

                    INPUT/OUTPUT, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

         At May 31, 1999, the Company had net operating loss carryforwards of approximately $51 million for federal income tax purposes, which expire in fiscal year 2019 if not otherwise utilized. In addition, the Company has foreign tax credit carryforwards of $2.6 million, which expire between fiscal years 2003 and 2004.

         In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets become deductible. Management considers the scheduled reversal of deferred income tax liabilities and projected future taxable income in making this assessment. In order to fully realize the deferred income tax assets, the Company will need to generate future taxable income of approximately $140 million over the next 20 years. Although the Company experienced a significant loss in fiscal 1999, the Company's taxable income for the years 1996 through 1998 aggregated approximately $128 million. Based on the level of historical income prior to fiscal 1999 and the Company's projections of future taxable income over the periods that the deferred income tax assets are deductible and the expiration date of the net operating loss carryforward, management believes it is more likely than not that the Company will realize the benefits of the deferred income tax assets, net of the valuation allowance at May 31, 1999. The amount of deferred income tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

(11)     LEASES

         The Company is a party to several leases as described below:

         AS LESSOR: The Company has leased seismic equipment to customers under operating leases with noncancellable terms of less than one year. Rental revenues relating to the operating leases were: $673,000 in 1999; $10,112,000 in 1998 and $8,707,000 in 1997. The Company entered into a
Preferred Supplier Agreement with Mitcham Industries, Inc. ("Mitcham") during June 1998. The terms of this agreement provided that Mitcham would purchase a minimum of $90 to $100 million of Company products over a five-year term ending May 31, 2003, which amounts included a $15 million purchase by Mitcham of a substantial portion of the Company's equipment lease pool during May 1998. In addition, the Company had agreed not to lease products covered by the Preferred Supplier Agreement except in limited circumstances, and to refer rental inquiries from the Company's customers worldwide to Mitcham during the term of the agreement. This agreement was terminated in the fourth quarter of fiscal 1999. Due to the termination of this agreement, the Company is evaluating potential future equipment leasing opportunities for current and future products. The Company also owns a building with tenants. The rental revenues relating to those leases were: $187,000 in 1999; $258,000 in 1998 and $344,000 in 1997.

                    INPUT/OUTPUT, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

         AS LESSEE: The Company had rental expense relating to operating leases for warehouse and office space and various equipment of: $1,297,000 in 1999; $1,560,000 in 1998 and $1,575,000 in 1997. At May 31, 1999, none of the operating leases had noncancellable lease terms in excess of one year.

(12)     RETIREMENT PLANS

         The Company has a 401(k) retirement savings plan which covers substantially all employees. Employees may voluntarily contribute up to 16% of their compensation, as defined, to the plan and the Company may contribute additional amounts at its sole discretion. The Company's contributions to the plan were: $1,728,000 in 1999; $1,433,000 in 1998 and $2,007,000 in 1997.

         The Company has adopted a non-qualified, unfunded supplemental executive retirement plan (SERP Plan). The SERP Plan provides for certain compensation to become payable on the participants' death, retirement or total disability as set forth in the plan. The SERP Plan is accounted for under Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions". The consolidated financial statements include pension expense of $67,000 in 1999; a benefit of $696,000 in 1998 and pension expense of $359,000 in 1997; accrued pension costs of $460,000 in 1999; $393,000 in 1998 and $1,887,000 in 1997; and an intangible asset for unrecognized prior service cost of $138,000 in 1999; $155,000 in 1998 and $864,000 in 1997.

         The Company has adopted a non-qualified, unfunded outside directors retirement plan (Directors Plan). The Directors Plan provides for certain compensation to become payable on the participants' death, retirement or total disability as set forth in the plan. The Directors Plan is accounted for under Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions." The consolidated financial statements include pension expense of $77,000 in 1999; $48,000 in 1998 and $183,000 in 1997 and
accrued pension costs of $264,000 in 1999; $631,000 in 1998 and $483,000 in
1997.

(13)     CREDIT RISK

         The Company sells to many customers on extended-term arrangements. Moreover, in connection with certain sales of its systems and equipment, the Company has guaranteed loans from unaffiliated parties to purchasers of such systems and equipment. In addition, the Company has sold contracts and leases to third-party financing sources, the terms of which often obligate the Company to repurchase the contracts and leases in the event of a customer default or upon certain other occurrences. At May 31, 1999 and 1998, the Company had guaranteed approximately $948,000 and $11,140,000, respectively, of trade notes receivable sold with recourse and loans from unaffiliated parties to purchasers of the Company's seismic equipment. Continued depressed seismic market demand resulting from historically low commodity prices and energy company combinations could accelerate the continued deterioration of the financial condition of certain customers. A number of significant payment defaults by customers could have a material adverse effect on the Company's financial position and results of operations. All

                    INPUT/OUTPUT, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

loans guaranteed are collateralized by the seismic equipment. Due to the inherent uncertainties of guaranty agreements, the Company cannot estimate the fair value of the guaranties as of May 31, 1999.

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

 (14)    SELECTED QUARTERLY INFORMATION  - (UNAUDITED)

                                                                                 THREE MONTHS ENDED
                                                                    -------------------------------------------
1999                                                                AUG. 31     NOV. 30    FEB. 28*     MAY 31*
----                                                                -------     -------    --------     -------
                                                                      (in thousands, except per share amounts)
Net sales.....................................................      $66,995     $73,918   $ 37,755    $ 18,747
Gross profit (loss)...........................................       21,963      27,982    (45,894)    (11,851)
Earnings (loss) from operations...............................          745       3,642    (95,368)    (70,973)
Interest expense..............................................         (242)       (217)      (229)       (209)
Other income..................................................        2,843       2,122      1,824         822
Income tax expense (benefit)..................................        1,071       1,775    (32,553)    (19,970)
Net earnings (loss)...........................................       $2,275      $3,772   $(61,220)   $(50,390)
                                                                     ======      ======   ========    ========

Basic earnings (loss) per share...............................        $0.05       $0.08   $  (1.21)   $  (1.00)
                                                                      =====       =====   ========    ========

Diluted earnings (loss) per share.............................        $0.05       $0.08   $  (1.21)   $  (1.00)
                                                                      =====       =====   ========    ========

*See Note 15 concerning charges that occurred in the third and fourth quarter of fiscal year 1999.

                    INPUT/OUTPUT, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

                                                                                  THREE MONTHS ENDED
                                                                    -------------------------------------------
1998                                                                AUG. 31     NOV. 30     FEB. 28      MAY 31
----                                                                -------     -------     -------      ------
                                                                        (in thousands, except per share amounts)
Net sales.....................................................      $82,970    $103,683     $95,266   $103,942
Gross profit..................................................       33,314      41,791      40,811     43,431
Earnings from operations......................................       15,787      20,185      20,329     21,140
Interest expense..............................................         (322)       (258)       (262)      (239)
Other income..................................................        1,119       2,253       2,204      1,739
Income tax expense............................................        5,307       7,098       7,127      7,244
Net earnings..................................................      $11,277     $15,082     $15,144    $15,396
                                                                    =======     =======     =======    =======

Basic earnings per share......................................        $0.26       $0.34       $0.34      $0.35
                                                                      =====       =====       =====      =====

Diluted earnings per share....................................        $0.26       $0.34       $0.34      $0.34
                                                                      =====       =====       =====      =====

(15)     FISCAL YEAR 1999 CHARGES

         During fiscal 1999, the Company recorded pretax charges totaling $139.0 million ($94.5 million after giving effect to income taxes, or $1.95 per share) in the third and fourth quarters of fiscal 1999, resulting from reduced customer demand for the Company's equipment as a result of historically low commodity prices, energy company combinations which have delayed seismic data acquisition projects and due to the continued deterioration of the financial condition of certain customers. The reduced demand has created excess capacity within the Company's installed base, accelerating the obsolescence of certain of its seismic equipment.

         Of the $139.0 million of pretax charges, $85.7 million was recorded in the third quarter of fiscal 1999 and included an impairment of long-lived assets totaling $2.8 million included in general and administrative expenses; an impairment of intangible assets totaling $1.4 million included in amortization of intangibles; an inventory write-down of $47.3 million due to the conditions described above and planned product revisions, included in cost of sales; charges for the early termination of a facility lease and restructuring costs totaling $2.6 million included in general and administrative expenses; an accounts and notes receivable allowance of $17.6 million related to a customer's vessel seizure followed by filing for creditor protection and management's assessment of business risk relating to three North American customer trade notes receivable as a result of the depressed market environment, included in general and administrative expenses; and a charge for warranty reserves and other product related contingencies of $14.0 million, included in cost of sales.

         The remaining pretax charges of $53.3 million were recorded in the fourth quarter of fiscal 1999, and included an accounts and trade notes receivable allowance of $22.3 million, primarily related to business risk resulting from the depressed market environment, and from political and currency risks in certain developing countries, included in general and administrative expenses; an inventory write-down of $9.7 million primarily due to further

                    INPUT/OUTPUT, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

reduction in customer demand for products rendered excess or obsolete as a result of prevailing industry conditions and as a result of planned product revisions, included in cost of sales; a charge of $6.0 million relating to certain warranty reserves and other product-related contingencies, included in cost of sales; an impairment of long-lived assets totaling $4.0 million related to the recent downturn in business activity and the Company's resizing efforts, included in general and administrative expenses; an impairment of intangibles totaling $6.3 million related to the deterioration of certain product lines, included in amortization of intangibles; a charge of $3.3 million related to employee severances and a charge of $0.6 million for other expenses, included in general and administrative expenses and a charge of $1.1 million primarily related to prototype development costs, included in research and development expenses.

(16)     FISCAL YEAR 1997 CHARGES

         Fiscal 1997 pre-tax charges were $15.6 million, consisting of losses related to the insolvency of a customer of $10.2 million included in general and administrative expenses, a write-down of capitalized exploration costs of $4.3 million included in general and administrative expenses and personnel expenses incurred in organizational changes of $1.1 million included in general and administrative expenses.

(17)     COMMITMENTS AND CONTINGENCIES

         The Company, along with one of its subsidiaries and two of its executive officers, has been named a defendant in an action filed on December 28, 1998, in State District Court in Fort Bend County, Texas styled Geoview, Inc., Geoview Services, Inc. and Ralph E. Clements vs. Input/Output, Inc., et al. The plaintiffs' petition alleges a number of causes of action in tort and contract arising out of a purchase of certain assets by a subsidiary of the Company in 1996. The plaintiffs have claimed actual damages of $60 million and exemplary damages of $180 million. The Company plans to vigorously defend against the plaintiffs' claims.

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

(18)     SUBSEQUENT EVENT (UNAUDITED)

         On August 3, 1999, SCF-IV notified the Company of its intent to exercise its option to purchase an additional 15,000 shares of Series C Preferred Stock, par value $0.01 per share (the "Series C Preferred Stock"), under the option granted to SCF-IV by the Company in connection with the purchase of the Series B Preferred Stock. On August 17, 1999, the Company issued and sold the 15,000 shares of Series C Preferred Stock, resulting in net proceeds to the Company of approximately $15.0 million; the net cash proceeds are anticipated to be used for the same purposes as the proceeds from the issuance of the Series B Preferred Stock. The purchase price payable for the Series C Preferred Stock was $1,000 per share. The Series C Preferred Stock

                    INPUT/OUTPUT, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

has substantially the same terms as the Series B Preferred Stock except that the denominated conversion price for the Series C Preferred Stock will be $8.50 per share. See Note 7.

                                   SCHEDULE II

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS


-------------------------- ------------------  ----------------- ------------------ -----------------------
                              BALANCE AT          CHARGED TO
YEAR ENDED                     BEGINNING          COSTS AND                               BALANCE AT
MAY 31, 1997                    OF YEAR            EXPENSES         DEDUCTIONS           END OF YEAR
-------------------------- ------------------  ----------------- ------------------ -----------------------
Allowance for doubtful
accounts                            $470                $1,508           $238               $1,740

Reserves for excess and
obsolete inventory                 1,811                   470            532                1,749

Warranty, training and
installation                       3,731                 4,469          4,344                3,856

-------------------------- ------------------  ----------------- ------------------ -----------------------
                              BALANCE AT          CHARGED TO
       YEAR ENDED              BEGINNING          COSTS AND                               BALANCE AT
      MAY 31, 1998              OF YEAR            EXPENSES         DEDUCTIONS           END OF YEAR
-------------------------- ------------------  ----------------- ------------------ -----------------------

Allowance for doubtful
accounts                          $1,740                $1,770           $373               $3,137

Reserves for excess and
obsolete inventory                 1,749                 4,264          1,064                4,949

Warranty, training and
installation                       3,856                 5,162          4,773                4,245

-------------------------- ------------------  ----------------- ------------------ -----------------------
                              BALANCE AT          CHARGED TO
       YEAR ENDED              BEGINNING          COSTS AND                               BALANCE AT
      MAY 31, 1999              OF YEAR            EXPENSES         DEDUCTIONS           END OF YEAR
-------------------------- ------------------  ----------------- ------------------ -----------------------

Allowance for doubtful
accounts                          $3,137               $17,780           $  1              $20,916

Reserves for excess and
obsolete inventory                 4,949                58,848         47,550               16,247

Warranty, training and
installation                       4,245                19,280         10,880               12,645