Form 10-Q
period 1999-08-31
INPUT OUTPUT INC
filed 1999-10-14
CIK 866609

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED:   AUGUST 31, 1999

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

At August 31, 1999 there were 50,669,031 shares of common stock, par value $0.01 per share, outstanding.

================================================================================

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED AUGUST 31, 1999



PART I.  Financial Information.                                                                           PAGE
                                                                                                          ----

Item 1.  Financial Statements.

  Consolidated Balance Sheets
    August 31, 1999 and May 31, 1999.................................................................       2

  Consolidated Statements of Operations
     Three months ended August 31, 1999 and 1998.....................................................       3

  Consolidated Statements of Cash Flows
     Three months ended August 31, 1999 and 1998.....................................................       4

  Notes to Consolidated Financial Statements.........................................................       5

Item 2.  Management's Discussion and Analysis of Results of Operations and
             Financial Condition.....................................................................      12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..................................      22


PART II.  Other Information.

Item 2.  Changes in Securities and Use of Proceeds...................................................      22

Item 6.  Exhibits and Reports on Form 8-K............................................................      24

                                INPUT/OUTPUT, INC. AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS, EXCEPT SHARE DATA)
                                           (UNAUDITED)

                                              ASSETS                                  AUGUST 31,         MAY 31,
                                                                                        1999              1999
                                                                                     ----------         --------

Current assets:
   Cash and cash equivalents.................................................          $ 86,240         $ 75,140
   Trade accounts receivable, net............................................            19,247           21,617
   Trade notes receivable, net...............................................            20,882           21,907
   Income taxes receivable...................................................            11,223           15,000
   Inventories, net..........................................................            90,582           95,825
   Deferred income tax asset, net............................................            25,751           27,568
   Prepaid expenses..........................................................             1,993            1,495
                                                                                       --------         --------
           Total current assets..............................................           255,918          258,552
   Long-term trade notes receivable, net.....................................            14,065           17,616
   Deferred income tax asset, net............................................            23,364           18,739
   Property, plant and equipment, net........................................            62,347           62,979
   Goodwill, net.............................................................            85,878           87,558
   Other assets..............................................................             5,901            6,304
                                                                                       --------         --------
           Total assets......................................................          $447,473         $451,748
                                                                                       ========         ========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable, principally trade..........................................       $  6,702         $ 10,526
   Current installments of long-term debt.......................................          1,088            1,067
   Accrued expenses ............................................................         26,247           33,347
                                                                                       --------         --------
           Total current liabilities...........................................          34,037           44,940
   Long-term debt...............................................................          8,667            8,947
   Other liabilities............................................................          1,013              887
   Commitments and contingencies
Stockholders' equity:
   Cumulative convertible preferred stock, $.01 par value; authorized
     5,000,000 shares, issued and outstanding 55,000 shares at August 31,
       1999 and 40,000 shares at May 31, 1999 (liquidation value of
         $55.1 million).........................................................              1               --
   Common stock, $.01 par value; authorized 100,000,000 shares;
     issued 50,669,031 shares at August 31, 1999 and 50,663,358
       shares at May 31, 1999...................................................            507              507
   Additional paid-in capital...................................................        343,697          327,845
   Retained earnings............................................................         63,134           72,455
   Accumulated other comprehensive loss.........................................         (3,327)          (3,549)
   Unamortized restricted stock compensation....................................           (256)            (284)
                                                                                       --------         --------
           Total stockholders' equity........................................           403,756          396,974
                                                                                       --------         --------
           Total liabilities and stockholders' equity........................          $447,473         $451,748
                                                                                       ========         ========


          See accompanying notes to consolidated financial statements.

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                                                                THREE MONTHS ENDED
                                                                                                     AUGUST 31,
                                                                                            -------------------------
                                                                                                1999          1998
                                                                                                ----          ----

Net sales..........................................................................         $    29,979   $    66,995
Cost of sales                                                                                    23,994        44,716
                                                                                            -----------   -----------
          Gross profit.............................................................               5,985        22,279
                                                                                            -----------   -----------
Operating expenses:
   Research and development........................................................               7,203         9,242
   Marketing and sales.............................................................               2,881         4,013
   General and administrative......................................................               6,914         6,419
   Amortization of intangibles.....................................................               1,925         1,860
                                                                                            -----------   -----------
          Total operating expenses.................................................              18,923        21,534
                                                                                            -----------   -----------
Earnings (loss) from operations....................................................             (12,938)          745
Interest expense...................................................................                (212)         (242)
Other income ......................................................................               1,034         2,843
                                                                                            -----------   -----------
Earnings (loss) before income taxes................................................             (12,116)        3,346

Income tax (benefit) expense.......................................................              (3,877)        1,071
                                                                                            -----------   -----------

Net (loss) earnings................................................................              (8,239)        2,275
                                                                                            -----------   -----------
Preferred stock dividend...........................................................               1,081            --
                                                                                            -----------   -----------

Net (loss) earnings applicable to common
stockholders.......................................................................         $    (9,320)  $     2,275
                                                                                            ===========   ===========


Basic (loss) earnings per common share.............................................         $     (0.18)  $      0.05
                                                                                            ===========   ===========
Weighted average number of common
shares outstanding.................................................................          50,667,007    44,585,501
                                                                                            ===========   ===========

Diluted (loss) earnings per common share...........................................         $     (0.18)  $      0.05
                                                                                            ===========   ===========

Weighted average number of diluted
common shares outstanding..........................................................          50,667,007    44,702,268
                                                                                            ===========   ===========


          See accompanying notes to consolidated financial statements.

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                             THREE MONTHS ENDED
                                                                                                  AUGUST 31,
                                                                                             ---------------------
                                                                                                1999        1998
                                                                                                ----        ----

Cash flows from operating activities:
  Net (loss) earnings .....................................................................  $  (8,239)   $  2,275

Adjustments to reconcile net (loss) earnings to net cash used in operating activities:
   Depreciation and amortization ........................................................        5,332       4,706
   Amortization of restricted stock compensation ........................................           28         156
   Deferred income tax benefit ..........................................................       (2,808)       (823)
   Inventory obsolescense expense .......................................................          340         415
   Bad debt expense and loan losses .....................................................         --           800

Changes in assets and liabilities, net of effect of above provisions:
   Accounts and notes receivable ........................................................        6,946      10,022
   Inventories ..........................................................................        4,903      (5,597)
   Leased equipment .....................................................................         --           335
   Accounts payable and accrued expenses ................................................      (10,998)    (15,216)
   Income taxes payable/receivable ......................................................        3,777      (3,454)
   Other ................................................................................          273        (645)
                                                                                              --------    --------
         Net cash used in operating activities ..........................................         (446)     (7,026)

Cash flows from investing activities:
   Purchases of property, plant and equipment ...........................................       (3,046)     (5,145)
   Recovery of other assets .............................................................         --           146
                                                                                              --------    --------
         Net cash used in investing activities ..........................................       (3,046)     (4,999)

Cash flows from financing activities:
   Payments on long-term debt ...........................................................         (259)       (237)
   Proceeds from exercise of stock options ..............................................          101          19
   Preferred stock dividends ............................................................          (60)         --
   Net proceeds from preferred stock offering ...........................................       14,804          --
                                                                                              --------    --------
         Net cash provided by (used in) financing activities ............................       14,586        (218)

   Effect of change in foreign currency exchange rates on
   cash and cash equivalents ............................................................            6         (33)
                                                                                              --------    --------
   Net increase (decrease) in cash and cash equivalents .................................       11,100     (12,276)

   Cash and cash equivalents at beginning of period .....................................       75,140      72,275
                                                                                              --------    --------
         Cash and cash equivalents at end of period .....................................     $ 86,240    $ 59,999
                                                                                              ========    ========


          See accompanying notes to consolidated financial statements.

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      GENERAL

         The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments (consisting of normal recurring accruals and the charges described in Note 2) which are, in the opinion of management, necessary to fairly present such information. Certain amounts previously reported in the consolidated financial statements have been reclassified to conform to the current year presentation. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto, as well as Item 7. "Management's Discussion and Analysis of Results of Operations and Financial Condition," included in the Company's Annual Report on Form 10-K for the year ended May 31, 1999, as filed with the Securities and Exchange Commission.

(2)      FIRST QUARTER CHARGES

         During the first quarter of fiscal 2000, the Company recorded pretax charges totaling $4.7 million ($3.2 million after giving effect to income taxes, or $0.06 per share), comprised of $3.3 million primarily related to employee severance arrangements and the closing of the Company's Ireland facility (included in general and administrative expenses) and charges of $1.4 million for product-related warranties (included in cost of sales). These charges resulted from continued reduced customer demand for the Company's equipment due to the deterioration in energy industry conditions over the past 12 months and, more specifically, in the seismic services sector. This deterioration resulted from, among other things, a widespread downturn in exploration activity due to a decline in energy prices from October 1997 through February 1999, and consolidation among energy producers. Despite a recent recovery in commodity prices, energy producers' concerns over the sustainability of higher prices for hydrocarbon production resulted in lower exploration budgets by energy companies, which has resulted in reduced demand for the Company's seismic data acquisition equipment. As of August 31, 1999 there was approximately $1.1 million of accrued severance costs, all of which will be paid by the end of December 2000.

(3)      INVENTORIES

         Inventories are stated at the lower of cost (primarily first-in, first-out) or market. A summary of inventories follows (in thousands):

                                                   AUGUST 31,            May 31,
                                                      1999                1999
                                                   ----------            -------
Raw materials..................................       $53,442            $54,731
Work-in-process................................        12,252              8,717
Finished goods.................................        39,329             48,624
                                                       ------             ------
                                                      105,023            112,072
Less inventory reserves........................        14,441             16,247
                                                       ------            -------
                                                      $90,582            $95,825
                                                      =======            =======

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  - CONTINUED -

(4)      EARNINGS PER SHARE

         Basic (loss) earnings per common share is computed by dividing net
(loss) earnings applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted (loss) earnings per common share is determined on the assumption that outstanding dilutive stock options and other common stock equivalents have been exercised and the aggregate proceeds as defined were used to reacquire Company common stock using the average price of such common stock for the period.

       The following table summarizes the calculation of net (loss) earnings applicable to common stockholders, weighted average number of common shares outstanding and weighted average number of diluted common shares outstanding for purposes of the computation of basic (loss) earnings per common share and diluted (loss) earnings per common share (in thousands, except share and per share amounts):

                                                                 FOR THE THREE MONTHS ENDED
                                                                           AUGUST 31,
                                                                 --------------------------
                                                                      1999            1998
                                                                      ----            ----
Net (loss) earnings...........................................      $(8,239)         $2,275
Preferred stock dividend......................................        1,081              --
                                                                    -------          ------
Net (loss) earnings applicable to common stockholders.........      $(9,320)         $2,275
                                                                    =======          ======
Weighted average number of common shares outstanding..........   50,667,007      44,585,501

Stock options.................................................           --         116,767

Weighted average number of diluted
common shares outstanding.....................................   50,667,007      44,702,268
                                                                 ==========      ==========
Basic (loss) earnings per common share........................       $(0.18)          $0.05
                                                                     =======          =====
Diluted (loss) earnings per common share......................       $(0.18)          $0.05
                                                                     =======          =====

         At August 31, 1999 and 1998, there were 4,588,813 and 3,558,393, respectively, of shares subject to stock options that were not included in the calculation of diluted (loss) earnings per common share, because to do so would have been antidilutive. In addition, the cumulative convertible preferred stock has not been considered in the computation of diluted (loss) earnings per common share because the effect would be antidilutive.

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  - CONTINUED -

 (5)     STATEMENTS OF CASH FLOWS

         The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company does not use or intend to use derivative instruments. Exchange rate fluctuations have not had a material effect on the Company's Consolidated Statements of Cash Flows. As of August 31, 1999 and May 31, 1999, the Company had approximately $8.2 million and $2.3 million, respectively, of certificates of deposit with one month original maturities that were used to secure standby and commercial letters of credit.

         Supplemental disclosures of cash flow information for the three months ended August 31, 1999 and 1998 follow (in thousands):

                                                           1999        1998
                                                           ----        ----
Cash paid (received) during the periods for:

         Interest.....................................    $     212    $  242
                                                          =========    ======
         Income taxes.................................    $  (3,352)   $5,313
                                                          =========    ======
Non-cash financing activities:

         Dividends on preferred stock.................    $   1,021    $   --
                                                          =========    ======

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

(7)      COMPREHENSIVE EARNINGS

         Comprehensive (loss) earnings includes all changes in a company's equity (except those resulting from investments by and distributions to owners). With respect to the Company, comprehensive (loss) earnings includes net (loss) earnings, foreign currency translation adjustments and minimum pension liabilities. Total comprehensive (loss) earnings for the three months ended August 31, 1999 and 1998 follow (in thousands):

                                                                  1999         1998
                                                                  ----         ----
         Net (loss) earnings................................     $(8,239)     $2,275
         Foreign currency translation adjustments...........         222        (118)
                                                                 -------      ------

         Total comprehensive (loss) earnings................     $(8,017)     $2,157
                                                                 =======      ======

                                      7

                   INPUT/OUTPUT, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)
                              -CONTINUED-

 (8)     SEGMENT AND GEOGRAPHIC INFORMATION

         Late in fiscal 1999, the Company initiated a fundamental reorganization of its internal structure. As a result of this reorganization, the Company's management now evaluates and reviews results based on two segments, Land and Marine. This segment structure permits increased visibility and accountability of costs and more focused customer service and product development. Prior to such time, the Company's management made business decisions using consolidated financial information. The Company has determined that it is impracticable to obtain all of the applicable information for the first quarter of fiscal year 1999 to report its operating segments for that period in accordance with the new internal reporting structure. However, in order to provide meaningful information available for the first quarter of fiscal 1999, the Company is able to disclose a measure of results of operations utilizing a gross profit measure based on its current land and marine segments. Commencing in the first quarter of fiscal year 2000, the Company is reporting operating segment information by the Land and Marine segments, and is measuring the operating results of these segments based on a measure of earnings (loss) from operations excluding unallocated corporate expenses and is able to provide asset information at August 31, 1999 and May 31, 1999 based on the current land and marine segments. The following summarizes this information (in thousands):


                                                                               THREE MONTHS ENDED
                                                                                   AUGUST 31,
                                                                          ----------------------------
                                                                               1999           1998
                                                                             ---------     ----------
Net sales:
  Land.................................................................      $  22,692     $   41,203
  Marine...............................................................          7,287         25,792
                                                                             ---------     ----------
                                                                             $  29,979     $   66,995
                                                                             =========     ==========

Gross profit:
  Land.................................................................      $   4,996     $   15,428
  Marine...............................................................            989          6,851
                                                                             ---------     ----------
                                                                             $   5,985     $   22,279
                                                                             =========     ==========

Loss from operations:
  Land.................................................................      $  (2,683)
  Marine...............................................................         (4,515)
  Corporate expenses...................................................         (5,740)
                                                                             ---------
                                                                             $ (12,938)
                                                                             =========

                                                                              AUGUST 31,     May 31,
                                                                                 1999         1999
                                                                              ----------    --------
Total assets:
  Land.................................................................       $  133,131    $141,510
  Marine...............................................................          115,822     116,203
  Corporate............................................................          198,520     194,035
                                                                              ----------    --------
                                                                              $  447,473    $451,748
                                                                              ==========    ========

                   INPUT/OUTPUT, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)
                              -CONTINUED-

       Intersegment revenues are insignificant for all periods presented. Corporate expenses not allocated to the operating segments include costs related to corporate general and administrative personnel and activities and costs related to certain research and development personnel and activities not specifically identified with land or marine products. Corporate assets include all assets specifically related to corporate personnel and operations, substantially all cash and cash equivalents, all facilities and manufacturing machinery and equipment that are jointly utilized by segments and all income taxes receivable and deferred income tax assets. The depreciation expense and facility expense related to all jointly utilized facilities and machinery and equipment are allocated based on each segment's use of those assets.

(9)      CHANGES IN CAPITAL STRUCTURE

         On August 17, 1999, SCF-IV, L.P., a Delaware limited partnership ("SCF-IV"), exercised its option to purchase 15,000 shares of Series C Preferred Stock, par value $0.01 per share (the "Series C Preferred Stock"), under the option granted to SCF-IV by the Company in connection with SCF-IV's purchase of 40,000 shares of Series B Preferred Stock in a privately negotiated transaction in May 1999. The purchase price paid for the Series C Preferred Stock was $1,000 per share, resulting in net proceeds of approximately $14.8 million. The net cash proceeds are to be used to fund the Company's research and development projects, to provide additional working capital and for general corporate purposes. The issuance of the Series C Preferred Stock and the underlying shares of Common Stock were exempt from the registration requirements of Section 5 of the Securities Act of 1933 in accordance with Section 4(2) of that Act. The Series C Preferred Stock has substantially the same terms and conditions as the Series B Preferred Stock, except that the fixed conversion price for the Series C Preferred Stock is $8.50 per share, compared to $8.00 per share for the Series B Preferred Stock.

         The holders of Series C Preferred Stock are entitled to receive cumulative cash dividends of $10.00 per share, per annum (1% of the liquidation preference) for each share of Series C Preferred Stock. Each share of Series C Preferred Stock is entitled to a liquidation preference of $1,000 per share, plus all accrued and unpaid dividends.

       The Series C Preferred Stock is convertible at the holder's option after the first to occur of any of the following (the "Initial Conversion Date"): (i) May 7, 2002, (ii) the approval by the Board of Directors of the Company of an agreement relating to a Business Combination (as defined) or the consummation of a Business Combination, (iii) a tender offer for Common Stock is approved or recommended by the Board of Directors of the Company or (iv) the redemption, repurchase or reacquisition by the Company of rights issued pursuant to the Company's Stockholder Rights Plan or any waiver of the application of the Company's Stockholder Rights Plan to any beneficial owner other than SCF-IV or its affiliates (except as approved by SCF-IV's representative on the Board of Directors of the Company). After the Initial Conversion Date and prior to the Mandatory Conversion Date (defined below), the holders of Series C Preferred Stock will be entitled to convert their shares into a number of fully paid and nonassessable shares of Common Stock per share equal to, at the option of the holder, one of, or if not specified by the holder, at the greater of, the following (such amount being referred to as the "Conversion Ratio Amount"): (a) the quotient of $1,000 (plus any accrued and unpaid dividends through the record date for determining stockholders entitled to vote) divided by the fixed conversion price of $8.50 (as adjusted from time to time in accordance with certain anti-dilution provisions) or (b) the quotient of $1,000 increased at a rate of eight percent per annum from August 17, 1999, compounded quarterly, less the amount of cash dividends

                   INPUT/OUTPUT, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)
                              -CONTINUED-

actually paid through the applicable conversion date (the "Adjusted Stated Value"), divided by the average market price for the Common Stock during the ten trading day period prior to the date of conversion.

         On May 7, 2004 (the "Mandatory Conversion Date"), each outstanding share of Series C Preferred Stock shall, without any action on the part of the holder, be converted automatically into a number of fully paid and nonassessable shares of Common Stock equal to the Conversion Ratio Amount, provided that a shelf registration statement to be filed with the Securities and Exchange Commission ("SEC") covering those shares of Common Stock has been declared effective.

         In the event of a conversion of Series C Preferred Stock pursuant to which the Conversion Ratio Amount is determined using clause (b) above, then, provided that full cumulative dividends have been paid or declared and set apart for payment upon all outstanding shares of Series C Preferred Stock for all past dividend periods, the Company may redeem for cash up to 50% (or such greater percentage as the holders shall agree) of the shares of Series C Preferred Stock surrendered for conversion at a redemption price per share equal to the Adjusted Stated Value , in lieu of conversion.

         For financial accounting purposes, based on the terms of the Series C Preferred Stock, dividends will be recognized as a charge to retained earnings at the rate of 8% per annum, compounded quarterly. Such preferred dividends will reduce net earnings applicable to common stockholders accordingly. The Company is permitted to pay dividends on Common Stock as long as the Series B and C Preferred Stock dividends are current.

(10)     COMMITMENTS AND CONTINGENCIES

         LEGAL PROCEEDINGS. The Company, along with one of its subsidiaries, a current executive officer and a former executive officer, has been named a defendant in an action filed on December 28, 1998, in State District Court in Fort Bend County, Texas styled Geoview, Inc., Geoview Services, Inc. and Ralph
E. Clements vs. Input/Output, Inc., et al. The plaintiffs' petition alleges a number of causes of action in tort and contract arising out of a purchase of certain assets by a subsidiary of the Company in 1996. The plaintiffs have claimed actual damages of $60 million and exemplary damages of $180 million. The Company plans to vigorously defend against the plaintiffs' claims.

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

         CREDIT RISK. The Company sells to many customers on extended-term arrangements. In connection with certain sales of its systems and equipment, the Company has also guaranteed loans from unaffiliated parties to purchasers of such systems and equipment. In addition, the Company has sold contracts and leases to third party financing sources, the terms of which often obligate the Company to repurchase the contracts and leases in the event of a customer default or upon certain other occurrences. At August 31, 1999 and May 31, 1999, the Company had guaranteed approximately $813,000 and $948,000, respectively, of trade notes receivable sold with recourse and loans from unaffiliated parties to purchasers of the Company's seismic equipment. Continued depressed seismic market demand could accelerate the

                   INPUT/OUTPUT, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)
                              -CONTINUED-

deterioration of the financial condition of certain customers. A number of significant payment defaults by customers could have an adverse effect on the Company's financial position and results of operations. All loans guaranteed are collateralized by the seismic equipment. Due to the inherent uncertainties of guaranty agreements, the Company cannot estimate the fair value of the guaranties as of August 31, 1999.

         Sales outside the United States have historically accounted for a significant part of the Company's net sales. Foreign sales are subject to special risks inherent in doing business outside of the United States, including the risk of war, civil disturbances, embargo, and government activities, which may disrupt markets and affect operating results.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

         INTRODUCTION. The Company's net sales are directly related to the level of worldwide oil and gas exploration activity and the profitability and cash flows of oil and gas companies and seismic contractors, which in turn are affected by expectations regarding the supply and demand for oil and natural gas, energy prices and finding and development costs. Oil and gas supply and demand and pricing are influenced by numerous factors including, but not limited to those described in "Cautionary Statement for Purposes of Forward-Looking Statements" - "Continuation in Downturn in Energy Industry and Seismic Services Industry Conditions Will Adversely Affect Results of Operations and Financial Condition", "Significant Payment Defaults under Sales Arrangements Could Adversely Affect the Company" and "Risk from Significant Amount of Foreign Sales Could Adversely Affect Results of Operations". During fiscal 1999 and the first quarter of fiscal 2000, our financial performance was adversely impacted by the deterioration in energy industry conditions over the past 12 months and, more specifically, in the seismic services sector. This deterioration resulted from, among other things, a widespread downturn in exploration activity due to a decline in energy prices from October 1997 to February 1999 and consolidation among energy producers. Despite a recent recovery in commodity prices, energy producers' continued concerns over the sustainability of higher prices for hydrocarbon production resulted in lower exploration budgets by energy companies, which has resulted in reduced demand for the Company's seismic data acquisition equipment. As a result of these continuing prevailing conditions, we recorded operating losses and pre-tax charges totaling $4.7 million ($3.2 million after giving effect to income taxes, or $0.06 per share) during the first quarter of fiscal 2000.

         In response to these industry conditions, we have concentrated on lowering our cost structure, consolidating our product offerings and reorganizing into a divisional structure to allow increased visibility and accountability of costs and more focused customer service and product development. We have also revised our credit policies and are implementing other processes to better position the Company to manage through the downturn and minimize the effects of future industry volatility on our business.

         We currently believe that industry conditions will continue to adversely impact demand for our products during the next 12 months. However, we also believe that the initiatives discussed above will better position the Company to return to profitability once industry conditions improve.

         NET SALES. The Company's first quarter fiscal 2000 land division net sales decreased $18.5 million, or 44.9%, to $22.7 million as compared to the prior year's first quarter land division net sales of $41.2 million. The Company's first quarter fiscal 2000 marine division net sales decreased $18.5 million, or 71.7%, to $7.3 million as compared to the prior year's first quarter marine division net sales of $25.8 million. The decline in both the land and marine division net sales is primarily attributable to the deterioration in the seismic service industry over the past 12 months, resulting in reduced demand for the Company's seismic data acquisition equipment. See "Introduction" above.

         GROSS PROFIT MARGIN. The Company's land division gross profit margin decreased for the first quarter of fiscal 2000 compared to the prior year's first quarter, from 37.4% in 1999 to 22.0% in 2000. The Company's marine division gross profit margin decreased for the first quarter of fiscal 2000 compared to the prior year's first quarter, from 26.6% in 1999 to 13.6% in 2000. The decrease in both the land and marine division gross profit margin was primarily due to reduced customer demand for the Company's products as a result of prevailing industry conditions; the marine division gross profit margin decrease also reflected charges of $1.4 million for product-related warranties incurred during the first quarter of fiscal 2000. The marine division gross profit margin for the first quarter of fiscal 2000 excluding these special charges would have been 33.2% as compared to 26.6% in the prior year; this increase is due to higher margins from sales of products manufactured by DigiCourse, Inc., which was acquired during the second quarter of fiscal 1999. The Company's gross profit margin for any particular reporting period is dependent on the product mix sold and the pricing scheme for the products sold for that period, and may vary materially from period to period.

         OPERATING EXPENSES. Operating expenses decreased $2.6 million, or 12.1%, for the first quarter of fiscal 2000 over the prior year's first quarter operating expenses. Research and development expenses decreased $2.0 million, or 22.1%, compared to the prior year's first quarter, primarily due to reduced salaries and other payroll related expenses, reduced contract labor and reduced product development expenses attributable to the Company's efforts to lower its cost structure. Marketing and sales expenses decreased $1.1 million, or 28.2%, compared to the prior year's first quarter, primarily due to reduced salaries, employee commissions and other payroll related expenses; reduced advertising expenditures; and reduced convention and exhibit expenses. General and administrative expenses increased $495,000, or 7.7%, compared to the prior year's first quarter, primarily due to $3.3 million of charges related to employee severance arrangements and the closing of the Company's Ireland facility; these charges were offset in part by reduced bad debt expense and loan losses, reduced insurance costs and reduced state and local taxes. Amortization of intangibles increased $65,000, or 3.5%, compared to the prior year's first quarter.

         INTEREST EXPENSE. Interest expense for the first quarter of fiscal 2000 (related to the ten-year term facilities financing) was $212,000. See "Note (6)
- Long Term Debt" of the Notes to Consolidated Financial Statements. Interest expense for the prior year's first quarter was $242,000, also representing interest on this facility.

         INCOME TAXES. The Company's effective income tax rate was approximately 32%, for both the first quarter of fiscal 2000 and fiscal 1999.

         In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets become deductible. Management considers the scheduled reversal of deferred income tax liabilities and projected future taxable income in making this assessment. In order to fully realize the deferred income tax assets, the Company will need to generate future taxable income of approximately $153 million over the next 20 years. Although the Company experienced a significant loss in fiscal 1999 and the first quarter of fiscal 2000, the Company's taxable income for the fiscal years 1996 through 1998 aggregated approximately $128 million. Based on the level of historical income prior to fiscal 1999 and the Company's projections of future taxable income over the periods that the deferred income tax assets are deductible and the expiration date of the net operating loss carryforward, management believes it is more likely than not that the Company will realize the benefits of the deferred income tax assets, net of the valuation allowance at August 31, 1999. The amount of deferred income tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

         PREFERRED STOCK DIVIDENDS. Preferred stock dividends for the first quarter of fiscal 2000 are related to the Series B and C Preferred Stock. Based on the terms of the Series B and C Preferred Stock, the dividends are recognized as a charge to retained earnings at the rate of 8% per annum, compounded quarterly. The preferred stock dividend charge for the first quarter of fiscal 2000 was $1.1 million. There were no preferred stock dividends for fiscal 1999. See "Note (9) - Changes in Capital Structure" of the Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

         GENERAL. The Company has traditionally financed its operations from internally generated cash flows, funds from equity financings and its credit facilities. The Company's cash and cash equivalents were $86.2 million at August 31, 1999, an increase of $11.1 million, or 14.8%, as compared to May 31, 1999. The increase is primarily due to the August 1999 sale of 15,000 shares of Series C Preferred Stock in a privately negotiated transaction to SCF-IV LP, for which the Company received net proceeds of approximately $14.8 million. The increase in cash attributable to the preferred stock offering was offset in part by the purchase of property, plant and equipment and the first quarter 2000 operating losses.

         Cash flows used in operating activities were $446,000 for the first quarter ended August 31, 1999, primarily due to decreases in accounts payable and accrued expenses and first quarter 2000 operating losses, offset in part by decreased accounts and notes receivable, decreased inventories and income tax refunds.

         The Company had outstanding indebtedness of $9.8 million as of August 31, 1999 under a mortgage loan secured by the land, buildings and improvements housing the Company's executive offices, research and development headquarters and electronics manufacturing facility in Stafford, Texas. The loan bears interest at the rate of 7.875% per annum and is repayable in equal monthly installments of principal and interest of $151,439. The promissory note, which matures on September 1, 2006, contains prepayment penalties. See "Note (6) -Long-term Debt" of the Notes to Consolidated Financial Statements.

         Capital expenditures for property, plant and equipment totaled $3.0 million for the first quarter of fiscal 2000. Total capital expenditures are currently expected to aggregate $29.5 million for fiscal 2000, which includes an estimated $23.7 million of additions to the Company's rental equipment fleet, a portion of which will come from on-hand inventories. The Company believes that the combination of its existing working capital, current cash balances and access to other financing sources will be adequate to meet its anticipated capital and liquidity requirements for the foreseeable future. See however "-Cautionary Statement for Purposes of Forward-Looking Statements" - "Continuation in Downturn in Energy Industry and Seismic Services Industry Conditions Will Adversely Affect Results of Operations and Financial Condition".

         CREDIT AGREEMENT. The Company terminated its credit facility during the first quarter of fiscal 2000. While the Company believes that it would be able to negotiate a credit facility or facilities with similar lenders, the Company believes that the terms currently available would not be as advantageous as future terms may be when the Company may require a credit facility. The Company does not anticipate the need for a credit facility at the present time, but anticipates securing a facility or facilities in the future at a time when the proposed terms are more likely to be more advantageous for the Company.

YEAR 2000

         Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates. These date code fields will need to distinguish 21st century dates from 20th century dates and, as a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. The Company is currently working to resolve the potential impact of the Year 2000 issue on the computerized systems it utilizes internally, and with regard to its products, suppliers and customers. The Company has adopted the British Standards Institute "Definition of the Year 2000 Requirements." BSI DISC PD 2000-1 states the following: "Year 2000 conformity shall mean that neither performance or functionality is affected by dates prior to, during, and after the Year 2000." The Company has developed two levels of readiness for its equipment. The Company's "Year 2000 Compliant" products will perform as per the British Standards Guidelines. The Company's "Year 2000 Assessed" products have been assessed in the same manner as "Year 2000 Compliant" products and issues found and determined by the Company to be detrimental to the function of recording seismic data have been addressed so that the Company believes that these products will function in Year 2000 and after. As used herein, the terms "Year 2000 Compliant" or "Year 2000 Compliance" shall mean either "Year 2000 Compliant" and/or "Year 2000 Assessed", each as defined above.

         STATE OF READINESS. The Company continues to carry out its Year 2000 compliance program for the hardware and software products sold by it, the information technology systems used in its operations ("IT Systems"), and its non-IT Systems or embedded technology, such as building security, voice mail and other systems. The Company's Year 2000 compliance program covers the following phases: (i) inventory of all products, IT Systems and non-IT Systems; (ii) assessment of repair or replacement requirements; (iii) planning and remediation; (iv) testing; and (v) implementation. The Company has completed the inventory and assessment phases for its products, IT systems and non-IT systems and is in the final stages of remediation, testing and implementation on the IT and non-IT systems and on those products identified for remediation. The Company's program calls for completion of all phases by the end of October 1999.

         As a result of its planned component testing, the Company decided that some of its older products in the field, which it no longer manufactures or sells, will not be made Year 2000 compliant and the Company will not offer Year 2000 support for these products. These products are no longer covered by the Company's product warranties. Other Company products in the field, some of which supersede or replace the discontinued products, are already Year 2000 Compliant, or will be made Year 2000 Compliant via remedial patches. These patches will be made available at no charge for those products under warranty coverage and for sale for those products that are no longer under warranty. The Company is in the process of contacting its customers to inform them of the availability of the Year 2000 remedial patches and encouraging them to upgrade. All products manufactured for sale by the Company since January 1, 1999 has been tested to be Year 2000 Compliant.

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

         A portion of the Company's Year 2000 compliance expenditures that may ultimately be incurred relate to the Company's limited warranty coverage. As of August 31, 1999, no specific amounts had been accrued to the warranty reserve for such costs, as the Company had not been able to make a firm estimate of such costs. However, the Company currently estimates that based on its assessments to date, the Company's total estimated Year 2000 compliance-related expenses will be less than $500,000. This estimate consists of estimated costs of bringing the Company's European IT systems into Year 2000 Compliance, and possible product warranty expense.

         RISKS. A survey was sent in November 1998 to customers, various vendors, governmental agencies, utility companies, telecommunication service companies, delivery service and other service companies concerning their Year 2000 compliance. Approximately 50% of the surveys sent were returned and all of the surveys received indicated the recipient was already Year 2000 compliant or was currently carrying out a Year 2000 compliance program and would be Year 2000 compliant by August 1999. In August 1999 a survey was sent to the parties that had not responded to the previous survey sent in November 1998. Approximately 30% of the surveys sent in August 1999 have been returned and all of the surveys received have indicated the recipient was already Year 2000 compliant or was currently carrying out a Year 2000 compliance program and would be Year 2000 compliant by October 1999.

         CONTINGENCY PLAN. The Company has completed its Year 2000 contingency plan for its products, IT systems and non-IT systems. The Company's contingency plan consists of policies and procedures for addressing any higher-risk compliance issues discovered and written communication instructions if compliance problems are actually encountered. Also, starting in December 1999 the Company will have a 24-hour hotline to assist in addressing Year 2000 compliance issues that the Company's customers, vendors or personnel may encounter. In addition, if further Year 2000 compliance issues are discovered, the Company then will evaluate the need for one or more contingency plans relating to those particular issues.

         Due to the highly technical nature of the equipment manufactured and sold by the Company, it is difficult to predict a "worst case" scenario if the products provided by the Company experience a pervasive Year 2000 problem. The Company believes that if a pervasive Year 2000 product problem did occur, it could result in a significant negative impact on the Company's business reputation and future sales opportunities, which in turn would have a material adverse effect on the Company's operations, results of operations and financial position.

RECENT ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), was issued by the Financial Accounting Standards Board in June 1998. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The Company will adopt SFAS 133 beginning in fiscal year 2002. The Company does not expect the adoption of SFAS 133 to have a material effect on its financial condition or results of operation because the Company does not enter into derivative or other financial instruments for trading or speculative purposes nor does the Company use or intend to use derivative financial instruments or derivative commodity instruments.

OTHER CONSIDERATIONS

         Demand for the Company's products is dependent upon the level of worldwide oil and gas exploration and development activity. This activity in turn is primarily dependent upon oil and gas prices, which have been subject to wide fluctuation in recent years. During the first quarter of fiscal 2000, our financial performance was adversely impacted by the deterioration in energy industry conditions over the past 12 months and, more specifically, in the seismic services sector. This deterioration resulted from, among other things, a widespread downturn in exploration activity due to a decline in energy prices from October 1997 to February 1999 and consolidation among energy producers. Despite a recent recovery in commodity prices, energy producers' continuing concerns over the sustainability of higher prices for hydrocarbon production resulted in lower exploration budgets by energy companies, which has resulted in reduced demand for the Company's seismic data acquisition equipment.

         CREDIT RISK. A continuation of reduced demand for the services of the Company's customers will further strain the revenues and cash resources of customers of the Company, thereby resulting in a higher likelihood of defaults in the customers' timely payment of their obligations under the Company's credit sales arrangements. Increased levels of payment defaults with respect to the Company's credit sales arrangements could have a material adverse effect on the Company's results of operations.

         During fiscal 1999 and the first quarter of fiscal 2000 there was considerable turmoil and uncertainty in foreign financial markets. The Russian ruble has been under significant pressure, requiring the Russian government to raise interest rates substantially, and to seek special assistance from the International Monetary Fund in order to defend its currency. At the present time, it is not possible to predict whether the Russian government will be successful in avoiding another devaluation of the ruble, or when stability will return to its financial markets. Any further devaluation of the ruble could exacerbate existing economic problems in Russia. In addition, the Company sells its products to customers in Latin American countries, which have also experienced economic problems and the effects of devaluations.

         The Company's combined gross trade accounts receivable and trade notes receivable balance as of August 31, 1999 from customers in Russia and other Former Soviet Union countries was approximately $22.7 million and was approximately $10.3 million from customers in Latin American countries. As of August 31, 1999 the total allowance for doubtful accounts (foreign and US) was $7.8 million and the allowance for loan loss was $41.3 million. During the first quarter of fiscal 2000, there were $9.3 million of sales to customers in Russia and other Former Soviet Union countries (essentially all based on cash sales backed by letters of credit) and $39,000 of sales to customers in Latin American countries. All terms of sale for these foreign receivables are denominated in US dollars. To the extent that economic conditions in the Former Soviet Union, Latin America or elsewhere negatively affect future sales to the Company's customers in those regions or the collectibility of the Company's existing receivables, the Company's future results of operations, liquidity and financial condition may be adversely affected.

         See "Note 10 - Commitments and Contingencies" of Notes to Consolidated Financial Statements and "- Cautionary Statement for Purposes of Forward-Looking Statements - Continuation in Downturn in Energy Industry and Seismic Services Industry Conditions Will Adversely Affect Results of Operations and Financial Condition," "- Significant Payment Defaults Under Sales Arrangements Could Adversely Affect the Company" and "- Risk from Significant Amount of Foreign Sales Could Adversely Affect Results of Operations".

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

         Based on its progress to date in reviewing this matter, the Company believes that the introduction of the euro will not have a significant impact on the manner in which it conducts its business affairs and processes its business and accounting records. Therefore, conversion to the euro should not have a material effect on the Company's financial condition or results of operations.

CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD-LOOKING STATEMENTS

         Certain information contained in this Quarterly Report on Form 10-Q as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and are subject to the "Safe Harbor" provisions of that section. This information includes, without limitation, statements concerning future results of operation, future revenues, future costs and expenses, future margins and future writedowns and special charges; the length of the period of the downturn in demand for the Company's products; anticipated product releases and technological advances; the future mix of business and future asset recoveries; the realization of deferred tax assets; the resolution of contingent liabilities; the Company's Year 2000 issues and their resolution; the inherent unpredictability of adversarial proceedings; demand for the Company's products; future capital expenditures and future financial condition of the Company; energy industry and seismic services industry conditions; and world economic conditions, including that in Former Soviet Union, Latin American and Asian countries. These statements are based on current expectations and involve a number of risks and uncertainties, including those set forth below and elsewhere in this Quarterly Report on Form 10-Q. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.

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

         CONTINUATION IN DOWNTURN IN ENERGY INDUSTRY AND SEISMIC SERVICES INDUSTRY CONDITIONS WILL ADVERSELY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION. Demand for the Company's products is dependent upon the level of worldwide oil and gas exploration and development activity. This activity in turn is primarily dependent upon oil and gas prices, which have been subject to wide fluctuation in recent years in response to changes in the supply and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond the control of the Company. Worldwide oil prices declined from October 1997 and remained at lower levels through February 1999. Despite a recent recovery in commodity prices, energy producers' continuing concerns over the sustainability of higher prices for hydrocarbon production resulted in lower exploration budgets by energy companies, which has resulted in reduced demand for the Company's seismic data acquisition equipment. Other factors which have negatively impacted demand for Company products have been the weakened financial condition of many of the Company's customers, consolidations among energy producers, an over-supply of current-generation seismic equipment and the destabilized economies in many developing countries. Despite relatively higher prices for oil and natural gas in recent months, it is expected that any turnaround for the seismic equipment market will occur later than for other sectors of the energy services industry. It is impossible to predict the length of the downturn for the seismic equipment market or future oil and natural gas prices with any certainty. A further prolonged downturn in market demand for the Company's products will have a material adverse effect on the Company's results of operation and financial condition. No assurances can be given as to future levels of worldwide oil and natural gas prices, the future level of activity in the oil and gas exploration and development industry and their relationship(s) to the demand for the Company's products. Additionally, no assurances can be given that the Company's efforts to reduce and contain costs will be sufficient to offset the effect of the expected continued lower levels of Company net sales until industry conditions improve.

         FAILURE TO DEVELOP PRODUCTS AND KEEP PACE WITH TECHNOLOGICAL CHANGE WILL ADVERSELY AFFECT RESULTS OF OPERATIONS. The markets for the Company's product lines are characterized by rapidly changing technology and frequent product introductions. Whether the Company can develop and produce successfully, on a timely basis, new and enhanced products that embody new technology, meet evolving industry standards and practice, and achieve levels of capability and price that are acceptable to its customers, will be significant factors in the Company's ability to compete in the future. The Company has completed six field tests of its new VectorSeis-TM-, multi-component digital sensor. Further tests are planned and may increasingly involve potential customers. There can be no assurance that the Company will not encounter resource constraints or technical or other difficulties that could delay introduction of this new product or other new products in the future. No assurances can be given as to whether any products incorporating the VectorSeis-TM- digital sensor will be commercially feasible or accepted in the marketplace by the Company's present or future customers. If the Company is unable, for technological or other reasons, to develop competitive products in a timely manner in response to changes in the seismic data acquisition industry or other technological changes, its business and operating results will be materially and adversely affected. In addition, the Company's continuing development of new products inherently carries the risk of inventory obsolescence with respect to its older products. Changes in the Company's product offerings through newly introduced products and product lines, whether internally developed or obtained through acquisitions, carry with them the potential for customer concerns of product reliability, which may have the effect of lessening customer demand for those changed products.

         SIGNIFICANT PAYMENT DEFAULTS UNDER SALES ARRANGEMENTS COULD ADVERSELY AFFECT THE COMPANY. The Company sells to many customers on extended-term arrangements. Significant payment defaults by customers could have a material adverse effect on the Company's financial position and results of operations.

         RISK FROM SIGNIFICANT AMOUNT OF FOREIGN SALES COULD ADVERSELY AFFECT RESULTS OF OPERATIONS. Sales outside the United States have historically accounted for a significant part of the Company's net sales. Foreign sales are subject to special risks inherent in doing business outside of the United States, including the risk of war, civil disturbances, embargo, and government activities, which may disrupt markets and affect operating results. Foreign sales are also generally subject to the risks of compliance with additional laws, including tariff regulations and import/export restrictions. The Company is, from time to time, required to obtain export licenses and there can be no assurance that it may not experience difficulty in obtaining such licenses as may be required in connection with export sales.

         Demand for the Company's products from customers in developing countries (including Russia and other Former Soviet Union countries as well as certain Latin American and Asian countries) is difficult to predict and can fluctuate significantly from year to year. The Company believes that these changes in demand result primarily from the instability of economies and governments in certain developing countries, changes in internal laws and policies affecting trade and investment, and because those markets are only beginning to adopt new technologies and establish purchasing practices. These risks may adversely affect the Company's future operating results and financial position. In addition, sales to customers in developing countries on extended terms present heightened credit risks for the Company, for the reasons discussed above. See, in particular above, "Other Factors" for further information concerning these risks in those countries.

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

         DISRUPTION IN VENDOR SUPPLIES WILL AFFECT FINANCIAL RESULTS. The Company's manufacturing process requires a high volume of quality components. Certain components used by the Company are currently provided by only one supplier. In the future, the Company may, from time to time, experience supply or quality control problems with its suppliers, and such problems could significantly affect its ability to meet production and sales commitments. The Company's reliance on certain suppliers, as well as industry supply conditions generally, involve several risks, including the possibility of a shortage or a lack of availability of key components, suppliers' Year 2000 non-compliance, increases in component costs and reduced control over delivery schedules, any of which could adversely affect the Company's future financial results.

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

         STOCK VOLATILITY AND ABSENCE OF DIVIDENDS MAY ADVERSELY AFFECT THE COMPANY's Stock Price. In recent years, the stock market in general and the market for energy and technology stocks in particular, including the Company's Common Stock, have experienced extreme price fluctuations. The sales price for the Company's Common Stock has declined from $22 per share at May 29, 1998 to $7 3/8 per share at August 31, 1999 (based on New York Stock Exchange composite tape closing sales prices). There is a risk that stock price fluctuation could impact the Company's operations. Changes in the price of the Company's Common Stock could affect the Company's ability to successfully attract and retain qualified personnel, complete desirable business combinations or accomplish financing or similar transactions in the future. The Company has historically not paid, and does not intend to pay in the foreseeable future, cash dividends on its Common Stock.

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

PART II - OTHER INFORMATION.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

         ISSUANCE OF PREFERRED STOCK. On August 17, 1999, SCF-IV, L.P., a Delaware limited partnership ("SCF-IV), exercised its option to purchase 15,000 shares of Series C Preferred Stock, par value $0.01 per share (the "Series C Preferred Stock"), under the option granted to SCF-IV by the Company in connection with SCF-IV's purchase of 40,000 shares of Series B Preferred Stock in a privately negotiated transaction in May 1999. The purchase price paid for the Series C Preferred Stock was $1,000 per share, resulting in net proceeds of approximately $14.8 million. The net cash proceeds are to be used to fund the Company's research and development projects, to provide additional working capital and for general corporate purposes. On or before November 7, 2000, the Company may issue up to 20,000 additional shares of preferred stock ranking in parity to the Series B and Series C Preferred Stock to other investors at a purchase price of $1,000 per share ("Permitted Parity Securities"). The Series C Preferred Stock has substantially the same terms and conditions as the Series B Preferred Stock, except that the fixed conversion price for the Series C Preferred Stock is $8.50 per share, compared to $8.00 per share for the Series B Preferred Stock. The issuance of the Series C Preferred Stock and the underlying shares of Common Stock were exempt from the registration requirements of Section 5 of the Securities Act of 1933 in accordance with Section 4(2) of that Act.

         VOTING OF PREFERRED STOCK. Holders of the Series B Preferred Stock and the Series C Preferred Stock, voting together with any Permitted Parity Securities, are entitled to elect one member to the Company's Board of Directors, and have elected David C. Baldwin as their designee. In addition, the holders of the Series B Preferred Stock and the Series C Preferred Stock are entitled to vote upon all matters upon which the holders of Common Stock are entitled to vote. The holders of Series B and Series C Preferred Stock, when voting together with the holders of Common Stock as a single class, are entitled to cast a number of votes equal to $1,000 (plus any accrued and unpaid dividends through the record date for determining shareholders entitled to vote) divided by the fixed conversion price of $8.00 for the Series B Preferred Stock and $8.50 for the Series C Preferred Stock (as adjusted from time to time in accordance with the Certificate of Designation).

         Accordingly, SCF-IV may be deemed to beneficially own 6,764,705 shares of Common Stock based on its ownership of 40,000 shares of Series B Preferred Stock and 15,000 shares of Series C Preferred Stock. The 6,764,705 shares of Common Stock represent shares issuable to SCF-IV upon conversion of
(i) the Series B Preferred Stock based on an $8.00 fixed conversion price and
(ii) the Series C Preferred Stock based on an $8.50 fixed conversion price. Such 6,764,705 shares of Common Stock would constitute approximately 11.8% of the issued and outstanding Common Stock of the Company. This amount excludes an indeterminate number of additional shares of Common Stock that may be acquired by SCF-IV upon conversion of the Shares pursuant to market price based conversions, or in respect of accrued and unpaid dividends.

         TERMS OF SERIES C PREFERRED STOCK. The holders of Series C Preferred Stock are entitled to receive cumulative cash dividends of $10.00 per share, per annum (1% of the liquidation preference) for each share of Series C Preferred Stock. Each share of Series C Preferred Stock is entitled to a liquidation preference of $1,000 per share, plus all accrued and unpaid dividends.

         The Series C Preferred Stock is convertible at the holder's option after the first to occur of any of the following (the "Initial Conversion Date"): (i) May 7, 2002, (ii) the approval by the Board of Directors of the Company of an agreement relating to a Business Combination (as defined) or the consummation of a Business Combination, (iii) a tender offer for Common Stock is approved or recommended by the Board of Directors of the Company or
(iv) the redemption, repurchase or reacquisition by the Company of rights issued pursuant to the Company's Stockholder Rights Plan or any waiver of the application of the Company's Stockholder Rights Plan to any beneficial owner other than SCF-IV or its affiliates (except as approved by SCF-IV's representative on the Board of Directors of the Company). After the Initial Conversion Date and prior to the Mandatory Conversion Date (defined below), the holders of Series C Preferred Stock will be entitled to convert their shares into a number of fully paid and nonassessable shares of Common Stock per share equal to, at the option of the holder, one of, or if not specified by the holder, at the greater of, the following (such amount being referred to as the "Conversion Ratio Amount"): (a) the quotient of $1,000 (plus any accrued and unpaid dividends through the record date for determining stockholders entitled to vote) divided by the fixed conversion price of $8.50 (as adjusted from time to time in accordance with certain anti-dilution provisions) or (b) the quotient of $1,000 increased at a rate of eight percent per annum from August 17, 1999, compounded quarterly, less the amount of cash dividends actually paid through the applicable conversion date (the "Adjusted Stated Value"), divided by the average market price for the Common Stock during the ten trading day period prior to the date of conversion.

         On May 7, 2004 (the "Mandatory Conversion Date"), each outstanding share of Series C Preferred Stock shall, without any action on the part of the holder, be converted automatically into a number of fully paid and nonassessable shares of Common Stock equal to the Conversion Ratio Amount, provided that a shelf registration statement to be filed with the SEC covering those shares of Common Stock has been declared effective.

         In the event of a conversion of Series C Preferred Stock pursuant to which the Conversion Ratio Amount is determined using clause (b) above, then, provided that full cumulative dividends have been paid or declared and set apart for payment upon all outstanding shares of Series C Preferred Stock for all past dividend periods, the Company may redeem for cash up to 50% (or such greater percentage as the holders shall agree) of the shares of Series C Preferred Stock surrendered for conversion at a redemption price per share equal to the Adjusted Stated Value , in lieu of conversion.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             (a)      List of documents filed as Exhibits.

                      3.1  -   Amendment No. 1 to the Amended and Restated Bylaws
                               of the Company, dated September 13, 1999.

                      10.1 - Employee Agreement by and between the Company and Axel M. Sigmar, dated August 17, 1999.

                      10.2 -   Amendment No. 3 to the Input/Output, Inc.
                               Supplemental Executive Retirement Plan, dated
                               August 23, 1999.

                      10.3 - Amendment No. 2 to the Input/Output, Inc. Amended and Restated 1991 Directors Stock Option Plan, dated September 13, 1999.

                      10.4 - Amendment No. 1 to the Input/Output, Inc. Amended and Restated 1996 Non-Employee Director Stock
                               Option Plan, dated September 13, 1999.

                      10.5 - Consulting and Collection Agreement by and between the Company and Robert P. Brindley, dated
                               October 7, 1999.

                      10.6 - Consulting Agreement by and between the Company and Sam K. Smith, dated August 10, 1999.

                      27.1 - Financial Data Schedule (included in EDGAR copy only)

            (b)       Reports on Form 8-K

                      No Current Reports on Form 8-K were filed during the three-month period ended August 31, 1999.

                                    SIGNATURE

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                   INPUT/OUTPUT, INC.

                                   By:   /s/ Sam K. Smith
                                        ------------------------------------
                                        Sam K. Smith
                                        Director and Chief Executive Officer

Dated: October 14, 1999