Form 10-K/A
period 1999-05-31
INPUT OUTPUT INC
filed 1999-10-28
CIK 866609

================================================================================

                                  FORM 10-K/A-1

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                              --------------------

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                     FOR THE FISCAL YEAR ENDED MAY 31, 1999

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

================================================================================

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

         (3)  Exhibits:

                  23.1     - Consent of KPMG LLP

                  99.1     - Information, Financial Statements and Exhibits
                             required by Form 11-K for the Input/Output, Inc. Employee Stock Purchase Plan

                                   SIGNATURES



        The undersigned registrant hereby amends the following items, financial statements and exhibits of its Annual Report for its fiscal year ended May 31, 1999 on Form 10-K as set forth in the pages attached hereto:

        To file as Exhibit 99.1 the Information, Financial Statements and Exhibits required by Form 11-K for the Input/Output, Inc. Employee Stock Purchase Plan.

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A-1 report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Stafford, State of Texas, on October 28, 1999.

                                           Input/Output, Inc.


                                           /s/ Sam K. Smith
                                           ---------------------------------
                                           Director and
                                           Chief Executive Officer