Form 10-Q
period 1999-11-30
INPUT OUTPUT INC
filed 2000-01-14
CIK 866609

===============================================================================




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED:   NOVEMBER 30, 1999

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

At November 30, 1999 there were 50,701,525 shares of common stock, par value $0.01 per share, outstanding.






===============================================================================

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q
                     FOR THE QUARTER ENDED NOVEMBER 30, 1999



PART I.  Financial Information.
                                                                                                  Page
                                                                                                  ----
Item 1.  Financial Statements.

  Consolidated Balance Sheets
    November 30, 1999 and May 31, 1999..............................................................2

  Consolidated Statements of Operations
     Three and six months ended November 30, 1999 and 1998..........................................3

  Consolidated Statements of Cash Flows
     Six months ended November 30, 1999 and 1998....................................................4

  Notes to Consolidated Financial Statements........................................................5

Item 2.  Management's Discussion and Analysis of Results of Operations and
             Financial Condition...................................................................13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk................................24



PART II.  Other Information.

Item 1.  Legal Proceedings.........................................................................24

Item 6.  Exhibits and Reports on Form 8-K..........................................................24


                       INPUT/OUTPUT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                            ASSETS                                     NOVEMBER 30,        May 31,
                                                                                           1999             1999
                                                                                    -----------------  ----------------
Current assets:
   Cash and cash equivalents ....................................................      $  76,106         $  75,140
   Trade accounts receivable, net ...............................................         23,097            21,617
   Trade notes receivable, net ..................................................         13,647            21,907
   Income taxes receivable ......................................................         12,006            15,000
   Inventories, net .............................................................         95,020            95,825
   Deferred income tax asset, net ...............................................         19,662            27,568
   Prepaid expenses .............................................................          1,071             1,495
                                                                                       ---------         ---------
           Total current assets .................................................        240,609           258,552
   Long-term trade notes receivable, net ........................................          7,996            17,616
   Deferred income tax asset, net ...............................................         32,704            18,739
   Property, plant and equipment, net ...........................................         68,161            62,979
   Goodwill, net ................................................................         84,241            87,558
   Other assets .................................................................          5,446             6,304
                                                                                       ---------         ---------
           Total assets .........................................................      $ 439,157         $ 451,748
                                                                                       =========         =========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable, principally trade ..........................................      $   7,626         $  10,526
   Current installments of long-term debt .......................................          1,109             1,067
   Accrued expenses .............................................................         23,695            33,347
                                                                                       ---------         ---------
           Total current liabilities ............................................         32,430            44,940
   Long-term debt ...............................................................          8,382             8,947
   Other liabilities ............................................................            932               887
   Commitments and contingencies
Stockholders' equity:
   Cumulative convertible preferred stock, $.01 par value; authorized
   5,000,000 shares, issued and outstanding 55,000 shares at November 30,
   1999 and 40,000 shares at May 31, 1999 (liquidation value
   of $55.1 million) ............................................................              1                --
   Common stock, $.01 par value; authorized 100,000,000 shares; issued 50,701,525 shares at November 30, 1999 and 50,663,358
   shares at May 31, 1999 .......................................................            508               507
   Additional paid-in capital ...................................................        345,542           327,845
   Retained earnings ............................................................         55,607            72,455
   Accumulated other comprehensive loss .........................................         (3,257)           (3,549)
   Treasury stock ...............................................................           (759)               --
   Unamortized restricted stock compensation ....................................           (229)             (284)
                                                                                       ---------         ---------
           Total stockholders' equity ...........................................        397,413           396,974
                                                                                       ---------         ---------
           Total liabilities and stockholders' equity ...........................      $ 439,157         $ 451,748
                                                                                       =========         =========


          See accompanying notes to consolidated financial statements.

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                              NOVEMBER 30,                      NOVEMBER 30,
                                                  -------------------------------     -------------------------------
                                                        1999            1998              1999               1998
                                                        ----            ----              ----               ----

Net sales ....................................    $     24,438       $     73,918     $     54,417       $    140,913
Cost of sales ................................          19,165             45,530           43,159             90,246
                                                  ------------       ------------     ------------       ------------
          Gross profit .......................           5,273             28,388           11,258             50,667
                                                  ------------       ------------     ------------       ------------

Operating expenses:
   Research and development ..................           6,868             10,286           14,071             19,528
   Marketing and sales .......................           1,999              4,027            4,879              8,040
   General and administrative ................           4,283              8,207           11,197             14,626
   Amortization of intangibles ...............           1,915              2,226            3,841              4,086
                                                  ------------       ------------     ------------       ------------
          Total operating expenses ...........          15,065             24,746           33,988             46,280
                                                  ------------       ------------     ------------       ------------

Earnings (loss) from operations ..............          (9,792)             3,642          (22,730)             4,387
Interest expense .............................            (202)              (217)            (414)              (459)
Other income .................................           1,220              2,122            2,255              4,965
                                                  ------------       ------------     ------------       ------------
Earnings (loss) before income taxes ..........          (8,774)             5,547          (20,889)             8,893
Income tax (benefit) expense .................          (2,389)             1,775           (6,266)             2,846
                                                  ------------       ------------     ------------       ------------

Net (loss) earnings ..........................          (6,385)             3,772          (14,623)             6,047
                                                  ------------       ------------     ------------       ------------

Preferred stock dividend .....................           1,143                 --            2,224                 --
                                                  ------------       ------------     ------------       ------------

Net (loss) earnings applicable to common
stockholders .................................    $     (7,528)      $      3,772     $    (16,847)      $      6,047
                                                  ============       ============     ============       ============

Basic (loss) earnings per common share .......    $      (0.15)      $       0.08     $      (0.33)      $       0.13
                                                  ============       ============     ============       ============

Weighted average number of common
shares outstanding ...........................      50,697,358         48,459,101       50,682,183         46,522,301
                                                  ============       ============     ============       ============

Diluted (loss) earnings per common share .....    $      (0.15)      $       0.08     $      (0.33)      $       0.13
                                                  ============       ============     ============       ============

Weighted average number of diluted
common shares outstanding ....................      50,697,358         48,508,229       50,682,183         46,605,248
                                                  ============       ============     ============       ============






          See accompanying notes to consolidated financial statements.

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                            SIX MONTHS ENDED
                                                                                              NOVEMBER 30,
                                                                                    ---------------------------------
                                                                                           1999              1998
                                                                                           ----              ----
Cash flows from operating activities:
Net (loss) earnings ............................................................         $(14,623)          $  6,047

Adjustments to reconcile net (loss) earnings to net cash used in operating activities:
   Depreciation and amortization ...............................................           10,688             10,007
   Amortization of restricted stock compensation ...............................               55                311
   Deferred income tax benefit .................................................           (6,059)              (237)
   Inventory obsolescense expense ..............................................              340                940
   Bad debt expense and loan losses ............................................              404              1,625
   Stock compensation expense ..................................................              190                 --
   Impairment of fixed assets ..................................................              287                 --

Changes in assets and liabilities:
   Accounts and notes receivable ...............................................           11,240             (1,669)
   Inventories .................................................................              465             (8,408)
   Leased equipment ............................................................               --              1,087
   Accounts payable and accrued expenses .......................................          (12,644)           (15,277)
   Income taxes payable/receivable .............................................            2,994            (10,086)
   Other .......................................................................            1,071             (1,930)
                                                                                         --------           --------
         Net cash used in operating activities .................................           (5,592)           (17,590)

Cash flows from investing activities:
   Purchases of property, plant and equipment ..................................           (7,530)            (8,344)
   Recovery of other assets ....................................................               --               (608)
                                                                                         --------           --------
         Net cash used in investing activities .................................           (7,530)            (8,952)

Cash flows from financing activities:
   Payments on long-term debt ..................................................             (523)              (480)
   Purchase of treasury stock ..................................................             (802)                --
   Proceeds from issuance of common stock to Employe Stock
     Purchase Plan .............................................................              659                534
   Proceeds from exercise of stock options .....................................              145                328
   Payments of preferred stock dividends .......................................             (179)                --
   Net proceeds from preferred stock offering ..................................           14,794                 --
                                                                                         --------           --------
         Net cash provided by financing activities .............................           14,094                382
   Effect of change in foreign currency exchange rates on
   cash and cash equivalents ...................................................               (6)               100
                                                                                         --------           --------
   Net increase (decrease) in cash and cash equivalents ........................              966            (26,060)
   Cash and cash equivalents at beginning of period ............................           75,140             72,275
                                                                                         --------           --------
         Cash and cash equivalents at end of period ............................         $ 76,106           $ 46,215
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

(2)      FIRST QUARTER CHARGES

         During the first quarter of fiscal 2000, the Company recorded pretax charges totaling $4.7 million ($3.2 million after giving effect to income taxes, or $0.06 per share), comprised of $3.3 million primarily related to employee severance arrangements and the closing of the Company's Ireland facility (included in general and administrative expenses) and charges of $1.4 million for product-related warranties (included in cost of sales). These charges resulted from continued weak customer demand for the Company's equipment due to the deterioration in energy industry conditions over the past 18 months and, more specifically, in the seismic services sector. This deterioration resulted from, among other things, a widespread downturn in exploration activity due to a decline in energy prices from October 1997 through February 1999, and consolidation among energy producers. Despite the recovery in commodity prices, energy producers' concerns over the sustainability of higher prices for hydrocarbon production resulted in lower exploration budgets by energy companies, which has resulted in reduced demand for the Company's seismic data acquisition equipment. As of November 30, 1999 there was approximately $397,000 of accrued severance costs, all of which will be paid by the end of December 2000 in accordance with severance agreements and $1.1 million of product-related warranties which will be paid by the end of November 2000.

(3)      INVENTORIES

         Inventories are stated at the lower of cost (primarily first-in, first-out) or market. A summary of inventories follows (in thousands):


                                                    NOVEMBER 30,        MAY 31,
                                                       1999              1999
                                                     --------          --------
Raw materials .........................              $ 46,997          $ 54,731
Work-in-process .......................                16,466             8,717
Finished goods ........................                44,228            48,624
                                                     --------          --------
                                                      107,691           112,072
Less inventory reserves ...............                12,671            16,247
                                                     --------          --------
                                                     $ 95,020          $ 95,825
                                                     ========          ========

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   -CONTINUED-



(4)      TRADE NOTES RECEIVABLE

         Trade notes receivable are generally secured by seismic equipment sold by the Company, bearing interest at contractual rates up to 13% and are due at various dates through 2001. The recorded investment in trade notes receivable for which an impairment has been recognized at November 30, 1999 and May 31, 1999 was $45.3 million and $58.1 million, respectively. The activity in the allowance for loan loss is as follows for the six months ended November 30, 1999 (in thousands):

                                                            NOVEMBER 30, 1999
                                                            -----------------
Balance at beginning of period .......................          $ 28,778
Provision for losses on notes receivable .............             4,745
Recoveries reducing costs and expenses ...............            (5,766)
Writedowns charged against the allowance .............            (9,389)
Reclassification of trade account receivable .........            11,988
                                                                --------
Balance at the end of period .........................          $ 30,356
                                                                ========

         In the first six months of fiscal 2000, included in recoveries is $4.8 million, representing the fair value of repossessed equipment, due to a customer's default on a trade note receivable. The $12.0 million reclassification resulted from the reclassification of a trade account receivable balance, which had been provided for in the prior year, to trade notes receivable.

(5)      EARNINGS PER SHARE

         Basic (loss) earnings per common share is computed by dividing net
(loss) earnings applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is determined on the assumption that outstanding dilutive stock options and other common stock equivalents have been exercised and the aggregate proceeds as defined were used to reacquire Company common stock using the average price of such common stock for the period.

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

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   -CONTINUED-



                                                            FOR THE THREE MONTHS                FOR THE SIX MONTHS
                                                             ENDED NOVEMBER 30,                 ENDED NOVEMBER 30,
                                                  -----------------------------------    ------------------------------------
                                                        1999                  1998             1999                    1998
                                                        ----                  ----             ----                    ----
Net (loss) earnings ............................  $     (6,385)          $      3,772     $    (14,623)          $      6,047
Preferred stock dividend .......................         1,143                     --            2,224                     --
                                                  ------------           ------------     ------------           ------------
Net (loss) earnings applicable to common
stockholders ...................................  $     (7,528)          $      3,772     $    (16,847)          $      6,047
                                                  ============           ============     ============           ============

Weighted average number of common
shares outstanding .............................    50,697,358             48,459,101       50,682,183             46,522,301

Stock options ..................................            --                 49,128               --                 82,947
                                                  ------------           ------------     ------------           ------------

Weighted average number of diluted
common shares outstanding ......................    50,697,358             48,508,229       50,682,183             46,605,248
                                                  ============           ============     ============           ============

Basic (loss) earnings per common share .........  $      (0.15)          $       0.08     $      (0.33)          $       0.13
                                                  ============           ============     ============           ============

Diluted (loss) earnings per common share .......  $      (0.15)          $       0.08     $      (0.33)          $       0.13
                                                  ============           ============     ============           ============


At November 30, 1999 and 1998, there were 4,246,913 and 4,046,806, respectively, of shares subject to stock options that were not included in the calculation of diluted (loss) earnings per common share, because to do so would have been antidilutive. In addition, the cumulative convertible preferred stock has not been considered in the computation of diluted (loss) earnings per common share in fiscal 2000 because the effect would be antidilutive.


(6)      STATEMENTS OF CASH FLOWS

         The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company does not use or intend to use derivative instruments. Exchange rate fluctuations have not had a material effect on the Company's Consolidated Statements of Cash Flows. As of November 30, 1999 and May 31, 1999, the Company had approximately $9.2 million and $2.3 million, respectively, of certificates of deposit with one month original maturities and other short-term securities that were used to secure standby and commercial letters of credit.

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   -CONTINUED-



Supplemental disclosures of cash flow information for the six months ended November 30, 1999 and 1998 follow (in thousands):


                                                                                                     1999        1998
                                                                                                    -------    -------
Cash paid (received) during the periods for:
             Interest ....................................................................          $   414    $   459
                                                                                                    =======    =======
             Income taxes ................................................................          $(2,471)   $13,420
                                                                                                    =======    =======

Non-cash financing activities:
             Dividends on preferred stock ................................................          $ 2,045    $    --
                                                                                                    =======    =======

Repossession of equipment due to a customer's default on a trade note receivable and related placement of equipment in rental equipment fleet:
             Decrease in trade notes receivable ..........................................          $ 4,756    $    --
             Increase in property, plant and equipment ...................................          $ 4,756    $    --
                                                                                                    =======    =======




(7)      LONG TERM DEBT

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


(8)      COMPREHENSIVE (LOSS) EARNINGS

         Comprehensive (loss) earnings includes all changes in a company's equity (except those resulting from investments by and distributions to owners). With respect to the Company, comprehensive (loss) earnings includes net (loss) earnings and foreign currency translation adjustments. Total comprehensive
(loss) earnings for the six months ended November 30, 1999 and 1998 follow (in thousands):

                                                    1999               1998
                                                    ----               ----

Net (loss) earnings ..........................    $(14,623)          $  6,047
Foreign currency translation adjustments .....         292                (34)
                                                  --------           --------

Total comprehensive (loss) earnings ..........    $(14,331)          $  6,013
                                                  ========           ========

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   -CONTINUED-



(9)      SEGMENT INFORMATION

         Late in fiscal 1999, the Company initiated a fundamental reorganization of its internal structure. As a result of this reorganization, the Company's management now evaluates and reviews results based on two segments, Land and Marine. This segment structure permits increased visibility and accountability of costs and more focused customer service and product development. Prior to such time, the Company's management made business decisions using consolidated financial information. The Company has determined that it is impracticable to obtain all of the applicable information for the three and six months ended November 30, 1998 to report its operating segments for that period in accordance with the new internal reporting structure. However, in order to provide meaningful information available for the three and six months ended November 30, 1998, the Company is able to disclose a measure of results of operations utilizing a gross profit measure based on its current land and marine segments. Commencing in the first quarter of fiscal year 2000, the Company is reporting operating segment information by the Land and Marine segments, and is measuring the operating results of these segments based on a measure of earnings (loss) from operations excluding unallocated corporate expenses and is able to provide asset information at November 30, 1999 and May 31, 1999 based on the current land and marine segments. The following summarizes this information (in thousands):


                                 THREE MONTHS ENDED                  SIX MONTHS ENDED
                                    NOVEMBER 30,                       NOVEMBER 30,
                            ---------------------------          --------------------------
                               1999             1998             1999               1998
                               ----             ----             ----               ----
Net sales:
  Land ...............       $ 13,414          $ 30,411          $ 36,106          $ 71,614
  Marine .............         11,024            43,507            18,311            69,299
                             --------          --------          --------          --------
                             $ 24,438          $ 73,918          $ 54,417          $140,913
                             ========          ========          ========          ========

Gross profit:
  Land ...............       $  2,195          $  8,211          $  7,191          $ 23,639
  Marine .............          3,078            20,177             4,067            27,028
                             --------          --------          --------          --------
                             $  5,273          $ 28,388          $ 11,258          $ 50,667
                             ========          ========          ========          ========

Loss from operations:
  Land ................      $ (2,694)                           $ (5,377)
  Marine ..............        (2,112)                             (6,627)
  Corporate expenses           (4,986)                            (10,726)
                             --------                            --------
                             $ (9,792)                           $(22,730)
                             ========                            ========


                                                              NOVEMBER 30,        MAY 31,
                                                                  1999             1999
                                                              ------------       --------
Total assets:
  Land.....................................................   $133,608           $141,510
  Marine..................................................     115,183            116,203
  Corporate...............................................     190,366            194,035
                                                               -------            -------
                                                              $439,157           $451,748
                                                              ========           ========

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

(10)     CHANGES IN CAPITAL STRUCTURE

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

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   -CONTINUED-



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

         For financial accounting purposes, based on the terms of the Series B and C Preferred Stock, dividends will be recognized as a charge to retained earnings at the rate of 8% per annum, compounded quarterly. Such preferred dividends will reduce net earnings applicable to common stockholders accordingly. The Company is permitted to pay dividends on Common Stock as long as the Series B and C Preferred Stock dividends are current.

(11)     COMMITMENTS AND CONTINGENCIES

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

         The Company, along with a former employee, has been named a defendant in an action filed on May 21, 1999, in State District Court in Harris County, Texas styled Coastline Geophysical, Inc. v. Input/Output, Inc. et al. The plaintiff's petition alleges a number of causes of action in contract and tort arising out of a purchase of a marine seismic system manufactured by the Company. Although the plaintiffs have not disclosed a specific amount of damages, plaintiff's responses to recent discovery requests indicate that it may seek to recover costs in excess of $22 million. The Company plans to vigorously defend against the plaintiffs claims.

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   -CONTINUED-




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

         CREDIT RISK. The Company sells to many customers on extended-term arrangements. In connection with certain sales of its systems and equipment, the Company has also guaranteed loans from unaffiliated parties to purchasers of such systems and equipment. In addition, the Company has sold contracts and leases to third party financing sources, the terms of which often obligate the Company to repurchase the contracts and leases in the event of a customer default or upon certain other occurrences. At November 30, 1999 and May 31, 1999, the Company had guaranteed approximately $678,000 and $948,000, respectively, of trade notes receivable sold with recourse and loans from unaffiliated parties to purchasers of the Company's seismic equipment. Continued depressed seismic market demand could accelerate the deterioration of the financial condition of certain customers. A number of significant payment defaults by customers could have an adverse effect on the Company's financial position and results of operations. All loans guaranteed are collateralized by the seismic equipment. Due to the inherent uncertainties of guaranty agreements, the Company cannot estimate the fair value of the guaranties as of November 30, 1999.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

         INTRODUCTION. The Company's net sales are directly related to the level of worldwide oil and gas exploration activity and the profitability and cash flows of oil and gas companies and seismic contractors, which in turn are affected by expectations regarding the supply and demand for oil and natural gas, energy prices and finding and development costs. Oil and gas supply and demand and pricing are influenced by numerous factors including, but not limited to those described in "Cautionary Statement for Purposes of Forward-Looking Statements" - "Continuation in Downturn in Energy Industry and Seismic Services Industry Conditions Will Adversely Affect Results of Operations and Financial Condition", "Significant Payment Defaults under Sales Arrangements Could Adversely Affect the Company" and "Risk from Significant Amount of Foreign Sales Could Adversely Affect Results of Operations". During fiscal 1999 and the first six months of fiscal 2000, our financial performance was adversely impacted by the deterioration in energy industry conditions over the past 18 months and, more specifically, in the seismic services sector. This deterioration resulted from, among other things, a widespread downturn in exploration activity due to a decline in energy prices from October 1997 to February 1999 and consolidation among energy producers. Despite the recovery in commodity prices, energy producers' continued concerns over the sustainability of higher prices for hydrocarbon production resulted in lower exploration budgets by energy companies, which has resulted in weak demand for the Company's seismic data acquisition equipment. As a result of these continuing prevailing conditions, we recorded pre-tax charges totaling $4.7 million ($3.2 million after giving effect to income taxes, or $0.06 per share) during the first quarter of fiscal 2000 and operating losses during the first and second quarters of fiscal 2000.

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

         NET SALES. The Company's second quarter fiscal 2000 land division net sales decreased $17.0 million, or 55.9%, to $13.4 million as compared to the prior year's second quarter land division net sales of $30.4 million. The Company's second quarter fiscal 2000 marine division net sales decreased $32.5 million, or 74.7%, to $11.0 million as compared to the prior year's second quarter marine division net sales of $43.5 million. The decline in both the land and marine division net sales is primarily attributable to the deterioration in the seismic service industry over the past 18 months, resulting in weak demand for the Company's seismic data acquisition equipment. See "INTRODUCTION" above.

         The Company's land division net sales for the first six months of fiscal 2000 decreased $35.5 million, or 49.6%, to $36.1 million as compared to the land division's net sales of $71.6 million for the same period in the prior year. The Company's marine division net sales for the first six months of fiscal 2000 decreased $51.0 million, or 73.6%, to $18.3 million as compared to the marine division's net sales of $69.3 million for the same period in the prior year. The decline in both the land and marine division net sales is primarily attributable to the deterioration in the seismic service industry over the past 18 months, resulting in weak demand for the Company's seismic data acquisition equipment. See "INTRODUCTION" above.

         GROSS PROFIT MARGIN. The Company's land division gross profit margin decreased for the second quarter of fiscal 2000 compared to the prior year's second quarter, from 27.0% in 1999 to 16.4% in 2000. The Company's marine division gross profit margin decreased for the second quarter of fiscal 2000 compared to the prior year's second quarter, from 46.4% in 1999 to 27.9% in 2000. The decrease in both the land and marine division gross profit margin was primarily due to pricing pressures attributable to weak customer demand for the Company's products and manufacturing under-absorption due to low volumes as a result of prevailing industry conditions.

         The Company's land division gross profit margin decreased for the first six months of fiscal 2000 compared to the prior year, from 33.0% in 1999 to 19.9% in 2000. The Company's marine division gross profit margin decreased for the first six months of fiscal 2000 compared to the prior year, from 39.0% in 1999 to 22.2% in 2000. The decrease in both the land and marine division gross profit margin was primarily due to pricing pressures attributable to weak customer demand for the Company's products and manufacturing under-absorption due to low volumes as a result of prevailing industry conditions; the marine division gross profit margin decrease also reflected charges of $1.4 million for product-related warranties incurred during the first quarter of fiscal 2000. The marine division gross profit margin for the first six months of fiscal 2000 excluding these special charges would have been 30.0% as compared to 39.0% in the prior year. The Company's gross profit margin for any particular reporting period is dependent on the product mix sold and the pricing scheme for the products sold for that period, and may vary materially from period to period.

         OPERATING EXPENSES. Operating expenses decreased $9.7 million, or 39.1%, for the second quarter of fiscal 2000 compared to the prior year's second quarter operating expenses primarily attributable to the Company's efforts to lower its costs. Research and development expenses decreased $3.4 million, or 33.2%, compared to the prior year's second quarter, primarily due to reduced costs and expenditures for salaries and other payroll related items, outside services and product development. Marketing and sales expenses decreased $2.0 million, or 50.4%, compared to the prior year's second quarter, primarily due to reduced costs and expenditures for salaries and other payroll related items, third-party commissions, and conventions and exhibits. General and administrative expenses decreased $3.9 million, or 47.8%, compared to the prior year's second quarter, primarily due to reduced costs and expenditures for salaries and other payroll related items, outside services, data processing, bad debt expense and loan losses, insurance and state and local taxes. Amortization of intangibles decreased $311,000, or 14.0%, compared to the prior year's second quarter, primarily due to the impairment of certain intangibles during fiscal 1999.

         Operating expenses decreased $12.3 million, or 26.6%, for the first six months of fiscal 2000 compared to the prior year's first six months, primarily attributable to the Company's efforts to lower its costs. Research and development expenses decreased $5.5 million, or 27.9%, compared to the prior year, primarily due to reduced costs and expenditures for salaries and other payroll related items, contract labor, outside services and product development. Marketing and sales expenses decreased $3.2 million, or 39.3%, compared to the prior year, primarily due to reduced costs and expenditures for salaries and other payroll related items, third-party commissions, advertising, travel, and conventions and exhibits. General and administrative expenses decreased $3.4 million, or 23.4%, compared to the prior year, primarily due to reduced costs and expenditures for salaries and other payroll items, outside services, data processing, bad debt expense and loan losses, insurance and state and local taxes, offset in part by $3.3 million of charges incurred in the first quarter of fiscal 2000 related to employee severance arrangements and the closing of the Company's Ireland facility. Amortization of intangibles decreased $245,000, or 6.0%, compared to the prior year, primarily due to the impairment of certain intangibles during fiscal 1999.

         INTEREST EXPENSE. Interest expense for the second quarter and the first six months of fiscal 2000 (related to the ten-year term facilities financing) was $202,000 and $414,000, respectively. See "Note (7) - Long Term Debt" of the Notes to Consolidated Financial Statements. Interest expense for the prior year's second quarter and first six months was $217,000 and $459,000, respectively, also representing interest on this facility.

         INCOME TAXES. The Company's effective income tax rate for the second quarter and first six months of fiscal 2000 was approximately 27.2% and 30.0%, respectively. The Company's effective income tax rate for both the second quarter and first six months of the prior year was approximately 32.0%.

         In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets become deductible. Management considers the scheduled reversal of deferred income tax liabilities and projected future taxable income in making this assessment. In order to fully realize the deferred income tax assets, the Company will need to generate future taxable income of approximately $164 million over the next 20 years. Although the Company experienced a significant loss in fiscal 1999 and the first six months of fiscal 2000, the Company's taxable income for the fiscal years 1996 through 1998 aggregated approximately $128 million. Based on the level of historical income prior to fiscal 1999 and the Company's projections of future taxable income over the periods that the deferred income tax assets are deductible and the expiration date of the net operating loss carry forward , management believes it is more likely than not that the Company will realize the benefits of the deferred income tax assets, net of the valuation allowance at November 30, 1999. The amount of deferred income tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

         PREFERRED STOCK DIVIDENDS. Preferred stock dividends for the second quarter and first six months of fiscal 2000 are related to the Series B and C Preferred Stock. Based on the terms of the Series B and C Preferred Stock, the dividends are recognized as a charge to retained earnings at the rate of 8% per annum, compounded quarterly. The preferred stock dividend charge for the second quarter and first six months of fiscal 2000 was $1.1 million and $2.2 million, respectively. There were no preferred stock dividends for fiscal 1999. See "Note
(10) - Changes in Capital Structure" of the Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

         GENERAL. The Company has traditionally financed its operations from internally generated cash flows, funds from equity financings and its credit facilities. The Company's cash and cash equivalents were $76.1 million at November 30, 1999, an increase of $1.0 million, as compared to May 31, 1999. The increase is primarily due to the August 1999 sale of 15,000 shares of Series C Preferred Stock in a privately negotiated transaction to SCF-IV LP, for which the Company received net proceeds of approximately $14.8 million. The increase in cash attributable to the preferred stock offering was offset in part by the purchase of property, plant and equipment and the operating losses for the first six months of fiscal 2000.

         Cash flows used in operating activities were $5.6 million for the six months ended November 30, 1999, primarily due to decreases in accounts payable and accrued expenses and the operating losses for the first six months of fiscal 2000, offset in part by decreased accounts and notes receivable and income tax refunds.

         The Company had outstanding indebtedness of $9.5 million as of November 30, 1999 under a mortgage loan secured by the land, buildings and improvements housing the Company's executive offices, research and development headquarters and electronics manufacturing facility in Stafford, Texas. The loan bears interest at the rate of 7.875% per annum and is repayable in equal monthly installments of principal and interest of $151,437. The promissory note, which matures on September 1, 2006, contains prepayment penalties. See "Note (7) - Long-term Debt" of the Notes to Consolidated Financial Statements.

         Capital expenditures for property, plant and equipment totaled $7.5 million for the first six months of fiscal 2000. Total capital expenditures are currently expected to aggregate $29.5 million for fiscal 2000, which includes an estimated $23.7 million of additions to the Company's rental equipment fleet, a portion of which will come from on-hand inventories. The Company believes that the combination of its existing working capital, current cash balances and access to other financing sources will be adequate to meet its anticipated capital and liquidity requirements for the foreseeable future. See however "-Cautionary Statement for Purposes of Forward-Looking Statements" - "Continuation in Downturn in Energy Industry and Seismic Services Industry Conditions Will Adversely Affect Results of Operations and Financial
Condition".

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

YEAR 2000

         Many computer systems and software products are coded to accept only two-digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates. These date code fields need to distinguish 21st century dates from 20th century dates and, as a result, many companies' software and computer systems need to be upgraded or replaced in order to comply with such "Year 2000" requirements. The Company has worked to resolve the potential impact of the Year 2000 issue on the computerized systems it utilizes internally, and with regard to its products, suppliers and customers. The Company has adopted the British Standards Institute "Definition of the Year 2000 Requirements." BSI DISC PD 2000-1 states the following: "Year 2000 conformity shall mean that neither performance or functionality is affected by dates prior to, during, and after the Year 2000." The Company has developed two levels of readiness for its equipment. The Company's "Year 2000 Compliant" products will perform as per the British Standards Guidelines. The Company's "Year 2000 Assessed" products have been assessed in the same manner as "Year 2000 Compliant" products and issues found and determined by the Company to be detrimental to the function of recording seismic data have been addressed so that the Company believes that these products will function in Year 2000 and after. As used herein, the terms "Year 2000 Compliant" or "Year 2000 Compliance" shall mean either "Year 2000 Compliant" and/or "Year 2000 Assessed", each as defined above.

         OUTCOME OF CHANGEOVER. The Company experienced no significant problems as a result of the changeover of the date from 1999 to 2000. Based on information currently available, however, the Company cannot conclude that a failure of third parties to achieve Year 2000 compliance or an unanticipated pervasive failure of the Company's products, IT systems and non-IT systems would not adversely affect the Company in the future.

         STATE OF READINESS. The Company continues to monitor its Year 2000 compliance program for the hardware and software products sold by it, the information technology systems used in its operations ("IT Systems"), and its non-IT Systems or embedded technology, such as building security, voice mail and other systems. The Company's Year 2000 compliance program covers the following phases: (i) inventory of all products, IT Systems and non-IT Systems; (ii) assessment of repair or replacement requirements; (iii) planning and remediation; (iv) testing; and (v) implementation. The Company has completed all phases for its products, IT systems and non-IT systems.

         As a result of its planned component testing, the Company decided that some of its older products in the field, which it no longer manufactures or sells, would not be made Year 2000 compliant and the Company will not offer Year 2000 support for these products. These products are no longer covered by the Company's product warranties. Other Company products in the field, some of which supersede or replace the discontinued products, are already Year 2000 Compliant, or will be made Year 2000 Compliant via remedial patches. These patches will be made available at no charge for those products under warranty coverage and for sale for those products that are no longer under warranty. All products manufactured for sale by the Company since January 1, 1999 have been tested to be Year 2000 Compliant.

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

         COSTS. To date, the Company has not incurred any material expenditures in connection with identifying, evaluating or remediating Year 2000 compliance issues. The Company did not retain an outside consultant to assist it in its review and assessment of its Year 2000 issues. Most of its expenditures to date have related to the opportunity cost of time spent by employees of the Company in evaluating and remediating the Company's Year 2000 issues for its products, IT Systems and its non-IT Systems. Management currently believes that Year 2000 expenditures will not have a material adverse effect on the Company's operations, results of operations or financial condition.

         A portion of the Company's Year 2000 compliance expenditures that may ultimately be incurred relate to the Company's limited warranty coverage. As of November 30, 1999, no specific amounts had been accrued to the warranty reserve for such costs, as the Company had not been able to make a firm estimate of such costs. However, the Company currently estimates that based on its assessments to date, the Company's total estimated Year 2000 compliance-related expenses will be less than $500,000. This estimate consists of the total costs of bringing the Company's European IT systems into Year 2000 Compliance, and possible product warranty expense.

         RISKS. A survey was sent in November 1998 to customers, various vendors, governmental agencies, utility companies, telecommunication service companies, delivery service and other service companies concerning their Year 2000 compliance. Approximately 50% of the surveys sent were returned and all of the surveys received indicated the recipient was already Year 2000 compliant or was currently carrying out a Year 2000 compliance program. In August 1999 a survey was sent to the parties that had not responded to the previous survey sent in November 1998. Approximately 68% of the surveys sent in August 1999 have been returned, and all of the surveys received have indicated the recipient was already Year 2000 compliant or was currently carrying out a Year 2000 compliance program.

         CONTINGENCY PLAN. The Company has completed its Year 2000 contingency plan for its products, IT systems and non-IT systems. The Company's contingency plan consists of policies and procedures for addressing any higher-risk compliance issues discovered and written communication instructions if compliance problems are actually encountered. Also, starting in December 1999 the Company implemented a 24-hour hotline to assist in addressing Year 2000 compliance issues that the Company's customers, vendors or personnel may encounter. In addition, if further Year 2000 compliance issues are discovered, the Company then will evaluate the need for one or more contingency plans relating to those particular issues.

         Due to the highly technical nature of the equipment manufactured and sold by the Company, it is difficult to predict a "worst case" scenario if the products provided by the Company experience a pervasive Year 2000 problem. The Company believes that if a pervasive Year 2000 product problem did occur, it could result in a significant negative impact on the Company's business reputation and future sales opportunities, which in turn would have a material adverse effect on the Company's operations, results of operations and financial position. No pervasive Year 2000 problems have been encountered to date.

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

OTHER CONSIDERATIONS

         Demand for the Company's products is dependent upon the level of worldwide oil and gas exploration and development activity. This activity in turn is primarily dependent upon oil and gas prices, which have been subject to wide fluctuation in recent years. During the first six months of fiscal 2000, our financial performance was adversely impacted by the deterioration in energy industry conditions over the past 18 months and, more specifically, in the seismic services sector. This deterioration resulted from, among other things, a widespread downturn in exploration activity due to a decline in energy prices from October 1997 to February 1999 and consolidation among energy producers. Despite the recovery in commodity prices, energy producers' continuing concerns over the sustainability of higher prices for hydrocarbon production resulted in lower exploration budgets by energy companies, which has resulted in weak demand for the Company's seismic data acquisition equipment.

         CREDIT RISK. A continuation of weak demand for the services of the Company's customers will further strain the revenues and cash resources of customers of the Company, thereby resulting in a higher likelihood of defaults in the customers' timely payment of their obligations under the Company's credit sales arrangements. Increased levels of payment defaults with respect to the Company's credit sales arrangements could have a material adverse effect on the Company's results of operations.

         During fiscal 1999 and the first six months of fiscal 2000 there was considerable turmoil and uncertainty in foreign financial markets. The Russian ruble has been under significant pressure, requiring the Russian government to raise interest rates substantially, and to seek special assistance from the International Monetary Fund in order to defend its currency. At the present time, it is not possible to predict whether the Russian government will be successful in avoiding another devaluation of the ruble, or when stability will return to its financial markets. Any further devaluation of the ruble could exacerbate existing economic problems in Russia. In addition, the Company sells its products to customers in Latin American countries, which have also experienced economic problems and the effects of devaluations.

         The Company's combined gross trade accounts receivable and trade notes receivable balance as of November 30, 1999 from customers in Russia and Former Soviet Union countries was approximately $19.2 million and was approximately $11.7 million from customers in Latin American countries. As of November 30, 1999 the total allowance for doubtful accounts (foreign and US) was $3.5 million and the allowance for loan loss was $30.4 million. During the first six months of fiscal 2000, there were $10.4 million of sales to customers in Russia and other Former Soviet Union countries (essentially all based on cash sales backed by letters of credit) and $209,000 of sales to customers in Latin American countries. All terms of sale for these foreign receivables are denominated in US dollars. To the extent that economic conditions in the Former Soviet Union, Latin America or elsewhere negatively affect future sales to the Company's customers in those regions or the collectibility of the Company's existing receivables, the Company's future results of operations, liquidity and financial condition may be adversely affected.

         See "Note 11 - Commitments and Contingencies" and "Note 4 - Trade Notes Receivable" of Notes to Consolidated Financial Statements and "- Cautionary Statement for Purposes of Forward-Looking Statements Continuation in Downturn in Energy Industry and Seismic Services Industry Conditions Will Adversely Affect Results of Operations and Financial Condition," "- Significant Payment Defaults Under Sales Arrangements Could Adversely Affect the Company" and "- Risk from Significant Amount of Foreign Sales Could Adversely Affect Results of Operations".

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

         Based on its progress to date in reviewing this matter, the Company believes that the introduction of the euro will not have a significant impact on the manner in which it conducts its business affairs and processes its business and accounting records. Therefore, conversion to the euro is not anticipated to have a material effect on the Company's financial condition or results of operations.

CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD-LOOKING STATEMENTS

         Certain information contained in this Quarterly Report on Form 10-Q as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, may be deemed to be forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934 and are subject to the "Safe Harbor" provisions of that section. This information includes, without limitation, statements concerning future results of operation; future revenues; future costs and expenses; future margins; future writedowns and special charges; the length of the period of the downturn in demand for the Company's products; anticipated product releases and technological advances; the future mix of business and future asset recoveries; the realization of deferred tax assets; the resolution of contingent liabilities; the Company's Year 2000 issues and their resolution; the inherent unpredictability of adversarial proceedings; demand for the Company's products; future capital expenditures and future financial condition of the Company; energy industry and seismic services industry conditions; and world economic conditions, including that in Former Soviet Union, Latin American and Asian countries. These statements are based on current expectations and involve a number of risks and uncertainties, including those set forth below and elsewhere in this Quarterly Report on Form 10-Q. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.

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

         CONTINUATION IN DOWNTURN IN ENERGY INDUSTRY AND SEISMIC SERVICES INDUSTRY CONDITIONS WILL ADVERSELY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION. Demand for the Company's products is dependent upon the level of worldwide oil and gas exploration and development activity. This activity in turn is primarily dependent upon oil and gas prices, which have been subject to wide fluctuation in recent years in response to changes in the supply and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond the control of the Company. Worldwide oil prices declined from October 1997 and remained at lower levels through February 1999. Despite the recovery in commodity prices, energy producers' continuing concerns over the sustainability of higher prices for hydrocarbon production resulted in lower exploration budgets by energy companies, which has resulted in weak demand for the Company's seismic data acquisition equipment. Other factors which have negatively impacted demand for Company products have been the weakened financial condition of many of the Company's customers, consolidations among energy producers and oilfield service and equipment providers, an over-supply of current-generation seismic equipment and the destabilized economies in many developing countries. Despite relatively higher prices for oil and natural gas in recent months, it is expected that any turnaround for the seismic equipment market will occur later than for other sectors of the energy services industry. It is impossible to predict the length of the downturn for the seismic equipment market or future oil and natural gas prices with any certainty. A further prolonged downturn in market demand for the Company's products will have a material adverse effect on the Company's results of operation and financial condition. No assurances can be given as to future levels of worldwide oil and natural gas prices, the future level of activity in the oil and gas exploration and development industry and their relationship(s) to the demand for the Company's products. Additionally, no assurances can be given that the Company's efforts to reduce and contain costs will be sufficient to offset the effect of the expected continued lower levels of Company net sales until industry conditions improve.

         SIGNIFICANT PAYMENT DEFAULTS UNDER SALES ARRANGEMENTS COULD ADVERSELY AFFECT THE COMPANY. The Company sells to many customers on extended-term arrangements. Significant payment defaults by customers could have a material adverse effect on the Company's financial position and results of operations.

         FAILURE TO DEVELOP PRODUCTS AND KEEP PACE WITH TECHNOLOGICAL CHANGE WILL ADVERSELY AFFECT RESULTS OF OPERATIONS. The markets for the Company's product lines are characterized by rapidly changing technology and frequent product introductions. Whether the Company can develop and produce successfully, on a timely basis, new and enhanced products that embody new technology, meet evolving industry standards and practice, and achieve levels of capability and price that are acceptable to its customers, will be significant factors in the Company's ability to compete in the future. The Company has completed nine field tests of its new VectorSeis-TM-, multi-component digital sensor. Further tests are planned and may increasingly involve potential customers. There can be no assurance that the Company will not encounter resource constraints or technical or other difficulties that could delay introduction of this new product or other new products in the future. No assurances can be given as to whether any products incorporating the VectorSeis-TM- digital sensor will be commercially feasible or accepted in the marketplace by the Company's present or future customers. If the Company is unable, for technological or other reasons, to develop competitive products in a timely manner in response to changes in the seismic data acquisition industry or other technological changes, its business and operating results will be materially and adversely affected. In addition, the Company's continuing development of new products inherently carries the risk of inventory obsolescence with respect to its older products. Changes in the Company's product offerings through newly introduced products and product lines, whether internally developed or obtained through acquisitions, carry with them the potential for customer concerns of product reliability, which may have the effect of lessening customer demand for those changed products.

         RISK FROM SIGNIFICANT AMOUNT OF FOREIGN SALES COULD ADVERSELY AFFECT RESULTS OF OPERATIONS. Sales outside the United States have historically accounted for a significant part of the Company's net sales. Foreign sales are subject to special risks inherent in doing business outside of the United States, including the risk of war, civil disturbances, embargo, and government activities, which may disrupt markets and affect operating results. Foreign sales are also generally subject to the risks of compliance with additional laws, including tariff regulations and import/export restrictions. The Company is, from time to time, required to obtain export licenses and there can be no assurance that it may not experience difficulty in obtaining such licenses as may be required in connection with export sales. The Company is also required to convert to the euro currency at Company facilities located in two of the European Union member countries and although the Company does not currently anticipate any problems with such conversion, there can be no assurances that the problems actually encountered by the Company in the euro conversion will not be more pervasive than those anticipated by management.

         Demand for the Company's products from customers in developing countries (including Russia and other Former Soviet Union countries as well as certain Latin American and Asian countries) is difficult to predict and can fluctuate significantly from year to year. The Company believes that these changes in demand result primarily from the instability of economies and governments in certain developing countries, changes in internal laws and policies affecting trade and investment, and because those markets are only beginning to adopt new technologies and establish purchasing practices. These risks may adversely affect the Company's future operating results and financial position. In addition, sales to customers in developing countries on extended terms present heightened credit risks for the Company, for the reasons discussed above. See, in particular above, "- Other Considerations" for further information concerning these risks in those countries.

         PRESSURE FROM COMPETITORS COULD ADVERSELY AFFECT RESULTS OF OPERATIONS. The market for seismic data acquisition systems and seismic instrumentation is highly competitive and is characterized by continual and rapid changes in technology. The Company's principal competitors for land seismic equipment are, among others, Fairfield Industries; Geo-X Systems, Limited; JGI, Incorporated; OYO Geospace Corporation; and Societe d'etudes Recherches et Construction Electroniques (Sercel), an affiliate of Compagnie General de Geophysique (CGG). The Company's principal marine seismic competitors are, among others, Bolt Technology Corporation; GeoScience Corporation (GSI), an affiliate of CGG; Teledyne Brown Engineering, an affiliate of Allegheny Teledyne Company; and Thomson Marconi Sonar P/L. Unlike the Company, Sercel and GSI possess the advantage of being able to sell to an affiliated seismic contractor.

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

         DEPENDENCE ON PERSONNEL. The Company's success depends upon the continued contributions of its personnel, many of whom would be difficult to replace. The success of the Company will depend on the ability of the Company to attract and retain skilled employees. Changes in personnel, particularly the technical personnel, therefore, could adversely affect operating results. In addition, continued changes in management personnel could have a disruptive effect on employees which could, in turn, adversely affect operating results.

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

         RISKS RELATED TO YEAR 2000 ISSUES. The problems actually encountered by the Company in addressing its Year 2000 issues may be more pervasive than those encountered to date or anticipated by management, and if so, could have adverse effects on the Company's operations, results of operations or financial condition. See "- Year 2000."

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

         RISKS RELATED TO GROSS MARGIN. The Company's gross margin percentage is a function of the product mix sold in any period. Increased sales of lower margin equipment and related components in the overall sales mix may result in lower gross margins. Other factors, such as unit volumes, inventory obsolescence, increased warranty costs and other product related contingencies, heightened price competition, changes in sales and distribution channels, shortages in components due to untimely supplies or inability to obtain items at reasonable prices, unavailability of skilled labor and manufacturing under-absorption due to low volumes, may also continue to affect the cost of sales and the fluctuation of gross margin percentages in future periods.

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

         STOCK VOLATILITY AND ABSENCE OF DIVIDENDS MAY ADVERSELY AFFECT THE COMPANY'S STOCK PRICE. In recent years, the stock market in general and the market for energy and technology stocks in particular, including the Company's Common Stock, have experienced extreme price fluctuations. The sales price for the Company's Common Stock has declined from $22 per share at May 29, 1998 to $5 3/8 per share at November 30, 1999 (based on New York Stock Exchange composite tape closing sales prices). There is a risk that stock price fluctuation could impact the Company's operations. Changes in the price of the Company's Common Stock could affect the Company's ability to successfully attract and retain qualified personnel, complete desirable business combinations or accomplish financing or similar transactions in the future. The Company has historically not paid, and does not intend to pay in the foreseeable future, cash dividends on its Common Stock.

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

         Certain acquisitions or strategic transactions may be subject to approval by the other party's shareholders, United States or foreign governmental agencies, or other third parties. Accordingly, there is a risk that important acquisitions or transactions could fail to be concluded as planned. Future acquisitions by the Company could also result in issuance of equity securities or the rights associated with the equity securities, which could potentially dilute earnings per share. In addition, future acquisitions could result in the incurrence of additional debt, taxes, or contingent liabilities, and amortization expenses related to goodwill and other intangible assets. These factors could adversely affect the Company's future operating results and financial position.

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


PART II - OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS

         The Company, along with a former employee, has been named a defendant in an action filed on May 21, 1999, in State District Court in Harris County, Texas styled Coastline Geophysical, Inc. v. Input/Output, Inc. et al. The plaintiff's petition alleges a number of causes of action in contract and tort arising out of a purchase of a marine seismic system manufactured by the Company. Although the plaintiffs have not disclosed a specific amount of damages, plaintiff's responses to recent discovery requests indicate that it may seek to recover costs in excess of $22 million. The Company believes it has meritorious defenses to the plaintiff's allegations and plans to vigorously defend against the plaintiff's claims.

         In the ordinary course of its business, the Company has been named in other various lawsuits or threatened actions. While final resolution of these matters may have an impact on the Company's consolidated financial results for a particular reporting period, management believes that the ultimate resolution of these matters will not have a material adverse impact on the Company's financial position, results of operations or liquidity.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             (a)      List of documents filed as Exhibits.

                      27.1  - Financial Data Schedule (included in EDGAR copy
                              only)

             (b)      Reports on Form 8-K

                      No Current Reports on Form 8-K were filed during the
             three-month period ended November 30, 1999.

                                    SIGNATURE


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                    INPUT/OUTPUT, INC.

                                    By: /s/ Sam K. Smith
                                        ----------------------------------------
                                        Sam K. Smith
                                        Director and Chief Executive Officer





Dated: January 13, 2000