Form 10-Q
period 2000-02-29
INPUT OUTPUT INC
filed 2000-04-13
CIK 866609

================================================================================




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED:   FEBRUARY 29, 2000

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

                                Yes [X] No [ ]

At February 29, 2000 there were 50,779,580 shares of common stock, par value $0.01 per share, outstanding.

===============================================================================

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED FEBRUARY 29, 2000


PART I.  Financial Information.                                                                           Page
                                                                                                          ----
Item 1.  Financial Statements.

  Consolidated Balance Sheets
    February 29, 2000 and May 31, 1999...............................................................       2

  Consolidated Statements of Operations
     Three and nine months ended February 29, 2000 and February 28, 1999.............................       3

  Consolidated Statements of Cash Flows
     Nine months ended February 29, 2000 and February 28, 1999.......................................       4

  Notes to Consolidated Financial Statements.........................................................       5

Item 2.  Management's Discussion and Analysis of Results of Operations and
             Financial Condition.....................................................................      12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..................................      24



PART II.  Other Information.

Item 1.  Legal Proceedings...........................................................................      24

Item 6.  Exhibits and Reports on Form 8-K............................................................      24


                                INPUT/OUTPUT, INC. AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS, EXCEPT SHARE DATA)
                                            (UNAUDITED)


                                            ASSETS                                    FEBRUARY 29,         MAY 31,
                                                                                          2000              1999
                                                                                    -----------------  ----------------
Current assets:
   Cash and cash equivalents.................................................              $79,358           $75,140
   Trade accounts receivable, net............................................               30,044            21,617
   Trade notes receivable, net...............................................               16,077            21,907
   Income taxes receivable...................................................                   --            15,000
   Inventories, net..........................................................               81,509            95,825
   Deferred income tax asset, net............................................               13,690            27,568
   Prepaid expenses..........................................................                1,146             1,495
                                                                                          --------          --------
           Total current assets..............................................              221,824           258,552
   Long-term trade notes receivable, net.....................................               16,577            17,616
   Deferred income tax asset, net............................................               40,046            18,739
   Property, plant and equipment, net........................................               61,292            62,979
   Goodwill, net.............................................................               82,599            87,558
   Other assets..............................................................                4,963             6,304
                                                                                          --------          --------
           Total assets......................................................             $427,301          $451,748
                                                                                          ========          ========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable, principally trade......................................               $8,697           $10,526
    Current installments of long-term debt...................................                1,131             1,067
    Accrued expenses ........................................................               19,378            33,347
    Income taxes payable.....................................................                  950                --
                                                                                          --------          --------
           Total current liabilities.........................................               30,156            44,940
    Long-term debt...........................................................                8,091             8,947
    Other liabilities........................................................                  451               887
    Commitments and contingencies
Stockholders' equity:
    Cumulative convertible preferred stock, $.01 par value; authorized 5,000,000 shares, issued and outstanding 55,000 shares at February 29, 2000 and 40,000
       shares at May 31, 1999 (liquidation value of $55.1 million)...........                    1                 --
    Common stock, $.01 par value; authorized 100,000,000 shares; issued
       50,779,580 shares at February 29, 2000 and 50,663,358shares at May 31,
       1999..................................................................                  509               507
    Additional paid-in capital...............................................              346,881           327,845
    Retained earnings........................................................               46,034            72,455
    Accumulated other comprehensive loss.....................................               (3,903)           (3,549)
    Treasury stock...........................................................                 (718)               --
    Unamortized restricted stock compensation................................                 (201)             (284)
                                                                                          ---------         ---------
           Total stockholders' equity........................................              388,603           396,974
                                                                                          --------          --------
           Total liabilities and stockholders' equity........................             $427,301          $451,748
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

                                       INPUT/OUTPUT, INC. AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                   (UNAUDITED)


                                                           THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                    FEBRUARY 29,    February 28,       FEBRUARY 29,      February 28,
                                                    -------------------------------  ----------------------------------
                                                         2000           1999               2000            1999
                                                         ----           ----               ----            ----

Net sales..........................................      $33,424         $37,755           $87,841          $178,668
Cost of sales......................................       33,813          83,420            76,972           173,666
                                                      ----------      ----------        ----------        ----------
          Gross profit (loss)......................         (389)        (45,665)           10,869             5,002
                                                      ----------      ----------        ----------        ----------

Operating expenses:

   Research and development........................        7,489          12,624            21,560            32,152
   Marketing and sales.............................        2,752           3,284             7,631            11,324
   General and administrative......................       (2,858)         30,024             8,339            44,650
   Amortization of intangibles.....................        2,042           3,771             5,883             7,857
                                                      ----------      ----------        ----------        ----------
          Total operating expenses.................        9,425          49,703            43,413            95,983
                                                      ----------      ----------        ----------        ----------

Loss from operations...............................       (9,814)        (95,368)          (32,544)          (90,981)
Interest expense...................................         (197)           (229)             (611)             (688)
Other income.......................................        1,761           1,824             4,016             6,789
                                                      ----------      ----------        ----------        ----------
Loss before income taxes...........................       (8,250)        (93,773)          (29,139)          (84,880)
Income tax (benefit) expense.......................          168         (32,553)           (6,098)          (29,708)
                                                      ----------      ----------        ----------        ----------

Net loss...........................................       (8,418)        (61,220)          (23,041)          (55,172)
                                                      ----------      ----------        ----------        ----------

Preferred stock dividend...........................        1,156              --             3,380                --
                                                      ----------      ----------        ----------        ----------

Net loss applicable to common stockholders.........      $(9,574)       $(61,220)         $(26,421)         $(55,172)
                                                      ==========      ==========        ==========        ==========

Basic and diluted loss per common share............       $(0.19)         $(1.21)           $(0.52)           $(1.15)
                                                      ==========      ==========        ==========        ==========

Weighted average number of basic and
   diluted common shares outstanding...............   50,779,580      50,499,898        50,714,648        47,848,166
                                                      ==========      ==========        ==========        ==========


          See accompanying notes to consolidated financial statements.

                                       INPUT/OUTPUT, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  (IN THOUSANDS)
                                                   (UNAUDITED)


                                                                                       NINE MONTHS ENDED
                                                                             --------------------------------------
                                                                                FEBRUARY 29,        FEBRUARY 28,
                                                                             --------------------------------------
                                                                                    2000                1999
                                                                                    ----                ----
Cash flows from operating activities:
 Net loss....................................................................         $(23,041)         $(55,172)

Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation and amortization...............................................          16,506             15,662
 Amortization of restricted stock compensation...............................              83                467
 Deferred income taxes.......................................................          (7,429)           (23,416)
 Inventory obsolescense expense..............................................           9,675             48,834
 Bad debt expense (recoveries) and loan losses (recoveries), net.............          (7,844)            19,147
 Stock compensation expense..................................................             248                 --
 Impairment of fixed assets..................................................             434              1,874
 Impairment of intangibles and other assets..................................              --              2,365

Changes in assets and liabilities:
 Accounts and notes receivable...............................................          (2,178)            26,144
 Inventories.................................................................           8,212            (14,451)
 Leased equipment............................................................              --              1,837
 Accounts payable and accrued expenses.......................................         (15,890)           (19,661)
 Income taxes payable/receivable.............................................          15,950            (22,384)
 Other.......................................................................             (24)                44
                                                                                     --------           --------
      Net cash used in operating activities..................................          (5,298)           (18,710)

Cash flows from investing activities:
 Purchases of property, plant and equipment..................................          (4,432)            (9,446)
 Acquisition of net assets and business, net of cash acquired................              --             (6,432)
 Investment in other assets..................................................              --             (1,092)
                                                                                     --------           --------
      Net cash used in investing activities..................................          (4,432)           (16,970)

Cash flows from financing activities:
 Payments on long-term debt..................................................            (792)               (729)
 Purchase of treasury stock..................................................            (802)                --
 Proceeds from issuance of common stock to Employee Stock
  Purchase Plan..............................................................             973                534
 Proceeds from exercise of stock options.....................................             136                495
 Payments of preferred stock dividends.......................................            (316)                --
 Net proceeds from preferred stock offering..................................          14,794                 --
                                                                                     --------           --------
      Net cash provided by financing activities..............................          13,993                300
 Effect of change in foreign currency exchange rates on
 cash and cash equivalents...................................................             (45)               (36)
                                                                                     --------           --------
 Net increase (decrease) in cash and cash equivalents........................           4,218            (35,416)
 Cash and cash equivalents at beginning of period............................          75,140             72,275
                                                                                     --------           --------
      Cash and cash equivalents at end of period.............................        $ 79,358           $ 36,859
                                                                                     ========           ========

          See accompanying notes to consolidated financial statements.

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)       GENERAL

         The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments (consisting of normal recurring accruals and the charges and recoveries described in Notes (2) and (3)) which are, in the opinion of management, necessary to fairly present such information. Certain amounts previously reported in the consolidated financial statements have been reclassified to conform to the current year presentation. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto, as well as Item 7. "Management's Discussion and Analysis of Results of Operations and Financial Condition," included in the Company's Annual Report on Form 10-K for the year ended May 31, 1999, as filed with the Securities and Exchange Commission.

(2)    FISCAL 2000 CHARGES AND RECOVERIES

       FIRST QUARTER CHARGES

       During the first quarter of fiscal 2000, the Company recorded pretax charges totaling $4.7 million, comprised of $3.3 million primarily related to employee severance arrangements and the closing of the Company's Ireland facility (included in general and administrative expenses) and charges of $1.4 million for product-related warranties (included in cost of sales). These charges resulted from continued weak customer demand for the Company's equipment due to the deterioration in energy industry conditions and, more specifically, in the seismic services sector. This deterioration resulted from, among other things, a widespread downturn in exploration activity due to a decline in energy prices from October 1997 through February 1999, and consolidation among energy producers. Despite the recovery in commodity prices, energy producers' concerns over the sustainability of higher prices for hydrocarbon production resulted in lower exploration budgets by energy companies, which has resulted in reduced demand for the Company's seismic data acquisition equipment.

       THIRD QUARTER CHARGES AND RECOVERIES

       During the third quarter of fiscal 2000, the Company recorded pretax charges and recoveries totaling a net charge of $0.3 million, comprised of $8.7 million of inventory charges (included in cost of goods sold) primarily related to the Company's decision to commercialize VectorSeis(TM) digital sensor products having higher technical standards than the products it had previously produced. The Company had decided to commercialize these earlier VectorSeis(TM) products which have since proven not to be commercially feasible based on data gathered from recent VectorSeis(TM) digital sensor surveys, the anticipated longer-term market recovery for new seismic instrumentation and given current and expected market conditions. Other charges were $2.4 million of bad debt expense related to a marine customer (included in general and administrative expense); $1.3 million of charges related to a 45-employee reduction in the Company's workforce worldwide (included in general and administrative expense); and $0.7 million of charges related to legal settlements (included in cost of goods sold - $0.3 million, and in general and administrative expense - $0.4 million). These charges were offset in part by $12.8 million of recoveries attributable to a more favorable than anticipated resolution of a customer's bankruptcy settlement, consisting of a $10.2 million reduction in the Company's allowance for loan loss, resulting in a payment received in March 2000 (recorded as a

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

reduction to general and administrative expense) and a $2.6 million reversal of warranty reserves based on the bankruptcy settlement (recorded as a reduction to cost of goods sold).

       As of February 29, 2000 there were approximately $637,000 of accrued severance costs, all of which are to be paid by the end of December 2000 in accordance with severance agreements.

(3)    FISCAL 1999 CHARGES

       During the third quarter of 1999, the Company recorded pretax charges totaling $85.7 million resulting from reduced customer demand for the Company's equipment as a result of lower commodity prices, oil company mergers which delayed seismic data acquisition projects and the continued deterioration of the financial condition of certain customers. This reduced demand created excess capacity within the Company's installed base, accelerating the obsolescence of certain of its seismic equipment. The total charge of $85.7 million included an impairment of long-lived assets totaling $2.8 million based on projected net cash flows from those assets, which declined due to the severe seismic services industry downturn (included in general and administrative expense); an impairment of intangible assets totaling $1.4 million based on projected net cash flow from the assets with which the intangibles were identified, which also declined due to the severe seismic services industry downturn (included in amortization of intangibles); an inventory write-down of $21.6 million in domestic land inventory and $25.7 million in domestic marine inventory as a result of the severe decline in current and projected sales due to the conditions described above and planned product revisions (included in cost of sales); charges for the early termination of a facility lease; employee severance arrangements and other restructuring costs totaling $2.6 million (included in general and administrative expense); an accounts and notes receivable allowance of $17.6 million related to a customer's vessel seizure followed by its filing for bankruptcy and management's assessment of business risk relating to three North American customer notes receivable as a result of the depressed market environment and their related deteriorated financial condition (included in general and administrative expense); and a charge for warranty reserves and other product related contingencies of $14.0 million (included in cost of sales).

(4)    INVENTORIES

       Inventories are stated at the lower of cost (primarily first-in, first-out) or market. A summary of inventories follows (in thousands):

                                                                             FEBRUARY 29,           MAY 31,
                                                                                 2000                1999
                                                                             ------------        ------------

Raw materials.............................................................      $ 51,069            $54,731
Work-in-process...........................................................        16,096              8,717
Finished goods............................................................        29,638             48,624
                                                                                --------           --------
                                                                                  96,803            112,072
Less inventory reserves...................................................        15,294             16,247
                                                                                --------           --------
                                                                                $ 81,509           $ 95,825
                                                                                ========           ========

(5)    TRADE NOTES RECEIVABLE

       Trade notes receivable are generally secured by seismic equipment sold by the Company, bearing interest at contractual rates up to 13% and are due at various dates through 2001. The recorded investment in trade notes receivable for which an impairment has been recognized at February 29, 2000 and May 31, 1999

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

was $37.3 million and $58.1 million, respectively. The activity in the allowance for loan loss is as follows for the nine months ended February 29, 2000 (in thousands):

                                                                                                 FEBRUARY 29, 2000
                                                                                                 -----------------

Balance at beginning of period......................................................                       $28,778
Provision for losses on notes receivable............................................                         5,747
Recoveries reducing costs and expenses..............................................                       (17,923)
Writedowns charged against the allowance............................................                       (14,379)
Reclassification of trade account receivable........................................                        11,988
                                                                                                            ------
Balance at the end of period........................................................                       $14,211
                                                                                                           =======


       In the first nine months of fiscal 2000, included in recoveries is a $10.2 million reduction in the allowance for loan loss, attributable to a more favorable than anticipated resolution of a customer's bankruptcy settlement for a trade note receivable that had previously been reserved for, and $4.9 million, representing the fair value of repossessed equipment, resulting from customers' defaults on payments of trade notes receivable. The $12.0 million reclassification resulted from the reclassification of a trade account receivable balance, which had been provided for in the prior year, to trade notes receivable.

(6)    LOSS PER SHARE

       Basic loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. If applicable, diluted earnings per common share is determined on the assumption that outstanding dilutive stock options and other common stock equivalents have been exercised and the aggregate proceeds as defined were used to reacquire Company common stock using the average price of such common stock for the period. Because all periods presented reported a net loss applicable to common stockholders, basic and diluted loss per common share are the same.

       At February 29, 2000 and February 28, 1999, there were 3,962,950 and 3,990,713, respectively, of common stock shares subject to stock options that were not included in the calculation of diluted loss per common share, because to do so would have been anti-dilutive. In addition, the cumulative convertible preferred stock has not been considered in the computation of diluted loss per common share in fiscal 2000 because the effect would be anti-dilutive.

(7)    STATEMENTS OF CASH FLOWS

       The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company does not use or intend to use derivative instruments. Exchange rate fluctuations have not had a material effect on the Company's Consolidated Statements of Cash Flows. As of February 29, 2000 and May 31, 1999, the Company had approximately $0.3 million and $2.3 million, respectively, of certificates of deposit with one month original maturities and other short-term securities that were used to secure standby and commercial letters of credit.

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

       Supplemental disclosures of cash flow information for the nine months ended February 29, 2000 and February 28, 1999 follow (in thousands):


                                                                                             2000             1999
                                                                                        ---------------    ------------
Cash paid (received) during the period for:

             Interest.............................................................          $    611          $   688
                                                                                            ========          =======
             Income taxes.........................................................          $(14,694)         $16,207
                                                                                            ========          =======

Non-cash financing activities:

             Dividends on preferred stocks.......................................           $  3,064          $    --
                                                                                            ========          =======

Repossession of equipment due to customers' defaulting on trade notes receivable and related placement of equipment in rental equipment fleet:

             Decrease in trade notes receivable.................................            $  4,893          $    --
             Increase in property, plant and equipment........................              $  4,893          $    --
                                                                                            ========          =======

Repossession  of equipment due to a customer's  default on a trade note receivable and related placement of equipment in inventories............

             Decrease in trade notes receivable..................................           $  3,571          $    --
             Increase in inventories.............................................           $  3,571          $    --
                                                                                            ========          =======


(8)    LONG TERM DEBT

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

(9)    COMPREHENSIVE LOSS

       Comprehensive loss includes all changes in a company's equity (except those resulting from investments by and distributions to owners). With respect to the Company, comprehensive loss includes net loss and foreign currency translation adjustments. Total comprehensive loss for the nine months ended February 29, 2000 and February 28, 1999 follows (in thousands):


                                                                                 FEBRUARY 29,          FEBRUARY 28,
                                                                                    2000                  1999
                                                                              ------------------    ------------------
Net loss..............................................................               $(23,041)          $(55,172)
Foreign currency translation adjustments..............................                   (354)              (701)
                                                                                     ---------          ---------
     Total comprehensive loss.........................................               $(23,395)          $(55,873)
                                                                                     =========          =========


(10)   SEGMENT INFORMATION

       Late in fiscal 1999, the Company initiated a fundamental reorganization of its internal structure. As a result of this reorganization, the Company's management now evaluates and reviews results based on two

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

segments, Land and Marine. This segment structure permits increased visibility and accountability of costs and more focused customer service and product development. Prior to such time, the Company's management made business decisions using consolidated financial information. The Company has determined that it is impracticable to obtain all of the applicable information for the three and nine months ended February 28, 1999 to report its operating segments for that period in accordance with the new internal reporting structure. However, in order to provide meaningful information available for the three and nine months ended February 28, 1999, the Company is able to disclose a measure of results of operations utilizing a gross profit measure based on its current land and marine segments. Commencing in the first quarter of fiscal year 2000, the Company is reporting operating segment information by the Land and Marine segments, and is measuring the operating results of these segments based on a measure of earnings (loss) from operations excluding unallocated corporate expenses and is able to provide asset information at February 29, 2000 and May 31, 1999 based on the current land and marine segments. The following summarizes this information (in thousands):


                                                      THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                FEBRUARY 29,      FEBRUARY 28,      FEBRUARY 29,      FEBRUARY 28,
                                                    2000              1999              2000              1999
                                              ----------------  ----------------  ----------------  ----------------
Net sales:
  Land........................................      $ 14,996            $ 17,374       $ 51,102          $ 88,988
  Marine......................................        18,428              20,381         36,739            89,680
                                                    --------            --------       --------          --------
                                                     $33,424            $ 37,755       $ 87,841          $178,668
                                                    ========            ========       ========          ========

Gross profit (loss):
  Land........................................      $ (5,538)           $(18,080)      $  1,653          $  5,559
  Marine......................................         5,149             (27,585)         9,216              (557)
                                                    --------            --------       --------          -------
                                                       $(389)           $(45,665)      $ 10,869          $  5,002
                                                    ========            ========       ========          ========

Earnings (loss) from operations:
  Land........................................      $(11,827)                          $(17,204)
  Marine......................................         8,517                              1,891
  Corporate expenses..........................        (6,504)                           (17,231)
                                                    --------                           --------
                                                    $ (9,814)                          $(32,544)
                                                    ========                           ========


                                                                                    February 29,        May 31,
                                                                                       2000              1999
                                                                                  ----------------  ----------------
Total assets:
 Land.............................................................................     $118,658          $141,510
 Marine...........................................................................      125,901           116,203
 Corporate........................................................................      182,742           194,035
                                                                                       --------          --------
                                                                                       $427,301          $451,748
                                                                                       ========          ========


       Intersegment revenues are insignificant for all periods presented. Corporate expenses not allocated to the operating segments include costs related to corporate general and administrative personnel and activities and costs related to certain research and development personnel and activities not specifically identified with land or marine products. Corporate assets include all assets specifically related to corporate personnel and operations, substantially all cash and cash equivalents, all facilities and manufacturing machinery and equip-

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

ment that are jointly utilized by segments and all income taxes payable/receivable and deferred income tax assets. The depreciation expense and facility expense related to all jointly utilized facilities and machinery and equipment are allocated based on each segment's use of those assets.

(11)   CHANGES IN CAPITAL STRUCTURE

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

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

         For financial accounting purposes, based on the terms of the outstanding Series B and C Preferred Stock, dividends will be recognized as a charge to retained earnings at the rate of 8% per annum, compounded quarterly. Such preferred dividends will reduce net earnings applicable to common stockholders accordingly. The Company is permitted to pay dividends on Common Stock as long as the Series B and C Preferred Stock dividends are current.

(12)     COMMITMENTS AND CONTINGENCIES

         LEGAL PROCEEDINGS.

         The Company, along with a former employee, has been named a defendant in an action filed on May 21, 1999, in State District Court in Harris County, Texas styled Coastline Geophysical, Inc. v. Input/Output, Inc. et al. The plaintiffs' petition alleges a number of causes of action in contract and tort arising out of a purchase of a marine seismic system manufactured by the Company. Although the plaintiffs have not disclosed a specific amount of damages, plaintiffs' responses to recent discovery requests indicate that it may seek to recover costs in excess of $49 million. The Company plans to vigorously defend against the plaintiffs' claims.

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

       CREDIT RISK

       The Company sells to many customers on extended-term arrangements. In connection with certain sales of its systems and equipment, the Company has also guaranteed loans from unaffiliated parties to purchasers of such systems and equipment. In addition, the Company has sold contracts and leases to third party financing sources, the terms of which often obligate the Company to repurchase the contracts and leases in the event of a customer default or upon certain other occurrences. At February 29, 2000 and May 31, 1999, the Company had guaranteed approximately $543,000 and $948,000, respectively, of trade notes receivable sold with recourse and loans from unaffiliated parties to purchasers of the Company's seismic equipment. Continued depressed seismic market demand could accelerate the deterioration of the financial condition of certain customers. A number of significant payment defaults by customers could have an adverse effect on the Company's financial position and results of operations. All loans guaranteed are collateralized by

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

the seismic equipment. Due to the inherent uncertainties of guaranty agreements, the Company cannot estimate the fair value of the guaranties as of February 29, 2000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

       INTRODUCTION. The Company's net sales are directly related to the level of worldwide oil and gas exploration activity and the profitability and cash flows of oil and gas companies and seismic contractors, which in turn are affected by expectations regarding the supply and demand for oil and natural gas, energy prices and finding and development costs. Oil and gas supply and demand and pricing are influenced by numerous factors including, but not limited to those described below under "Cautionary Statement for Purposes of Forward-Looking Statements" - "Continuation of Downturn in Energy Industry and Seismic Services Industry Conditions Will Adversely Affect Results of Operations and Financial Condition", "Significant Payment Defaults under Sales Arrangements Could Adversely Affect the Company" and "Risk from Significant Amount of Foreign Sales Could Adversely Affect Results of Operations". During fiscal 1999 and the first nine months of fiscal 2000, our financial performance was adversely impacted by the deterioration in energy industry conditions over the past 21 months and, more specifically, in the seismic services sector. This deterioration resulted from, among other things, a widespread downturn in exploration activity due to a decline in energy prices from October 1997 to February 1999 and consolidation among energy producers.

         Despite the recovery in commodity prices during 1999 and 2000, energy producers' continued concerns over the sustainability of higher prices for hydrocarbon production resulted in lower exploration budgets by energy companies, which has resulted in continued weak demand for the Company's seismic data acquisition equipment. As a result of these continuing prevailing conditions, we recorded pretax charges of $85.7 million and $53.3 million during the third and fourth quarters of fiscal 1999, related to asset, inventory and receivable writedowns; early termination of a facility lease; warranty reserve and other product-related contingencies; employee severance arrangements and other restructuring costs. In determining the fiscal 1999 writedowns of $21.6 million in domestic land inventory and $25.7 million in domestic marine inventory, management principally took into account the following factors: the severe decline in projected sales, planned product revisions and products that management decided the Company would not support on a go-forward basis. The Company recorded pretax charges totaling $4.7 million during the first quarter of fiscal 2000 related to employee severance arrangements, the closing of a company facility and product-related warranties; pretax charges totaling $4.4 million during the third quarter of fiscal 2000 related to receivable writedowns and employee severance arrangements; and operating losses during the first nine months of fiscal 2000. Also, during the third quarter of fiscal 2000, the Company recorded $8.7 million of inventory charges primarily related to the Company's decision to commercialize VectorSeis(TM) digital sensor products having higher technical standards than the products it had previously produced. The Company had decided earlier in fiscal 2000 to commercialize these first-generation VectorSeis(TM) products, which have since proven not to be commercially feasible based on data gathered from recent VectorSeis(TM) digital sensor surveys, the anticipated longer-term market recovery for new seismic instrumentation and the current and expected future market conditions. The total fiscal 2000 third quarter charges of $13.1 million were offset in part by $12.8 million of recoveries attributable to a more favorable than anticipated resolution of a customer's bankruptcy settlement, consisting of a $10.2 million reduction in the Company's allowance for loan loss resulting in a payment received in March 2000 and a $2.6 million reversal of warranty reserves based on the bankruptcy settlement. See "Note (2) - Fiscal 2000 Charges and Recoveries" and "Note (3)
- Fiscal 1999 Charges" of the Notes to Consolidated Financial Statements.

         In response to these industry conditions, we have concentrated on lowering our cost structure, consolidating our product offerings and reorganizing into a divisional structure to allow increased visibility and accountability of costs, more focused customer service and product development and minimization of the effects of future industry volatility on our business. During the first and second quarters of fiscal year 2000, we closed our cable manufacturing facility in Cork, Ireland and merged its operation into our U.K. and U.S. facilities. This allowed us to address some of our excess capacity issues in the depressed market. This action, together with the reduction of 163 full-time employees worldwide, should result in an estimated annual cost reduction of $9 million which should be realized in part in the fourth quarter of fiscal 2000 and during fiscal 2001. Due to the seismic services industry downturn being longer and more pervasive than originally anticipated, the Company's initial restructuring and cost control efforts did not achieve their anticipated results for the nine months ended February 29, 2000. Therefore, the Company is in the process of evaluating additional restructuring and cost control efforts with the goal of achieving a net earnings position, currently anticipated to occur during fiscal year 2001. These evaluations could result in additional charges in the near term.

         We presently believe that industry conditions will continue to adversely impact demand for our products during the next 9 to 12 months. However, we also believe that the initiatives discussed above will better position the Company to return to profitability once industry conditions improve.

         NET SALES. The Company's third quarter fiscal 2000 land division net sales decreased $2.4 million, or 13.7%, to $15.0 million as compared to the prior year's third quarter land division net sales of $17.4 million. The Company's third quarter fiscal 2000 marine division net sales decreased $2.0 million, or 9.6%, to $18.4 million as compared to the prior year's third quarter marine division net sales of $20.4 million.

         The Company's land division net sales for the first nine months of fiscal 2000 decreased $37.9 million, or 42.6%, to $51.1 million as compared to the land division's net sales of $89.0 million for the same period in the prior year. The Company's marine division net sales for the first nine months of fiscal 2000 decreased $52.9 million, or 59.0%, to $36.7 million as compared to the marine division's net sales of $89.7 million for the same period in the prior year. The decline in both the land and marine division net sales for the third quarter and the first nine months of fiscal 2000 is primarily attributable to the deterioration in the seismic service industry over the past 21 months, resulting in weak demand for the Company's seismic data acquisition equipment. See "INTRODUCTION" above.

         GROSS PROFIT MARGIN. The Company's land division gross loss for the third quarter of fiscal 2000 compared to the prior year's third quarter, decreased from $18.1 million in 1999 to $5.5 million in 2000. The land division's gross loss for the third quarter of fiscal 1999 included $21.6 million in domestic land inventory writedowns as a result of the severe decline in current and projected sales due to the reduced customer demand for the Company's products and the result of products rendered obsolete due to planned product revisions, plus charges of $1.8 million relating to certain warranty reserves and other product related contingencies. See "Note (3) - Fiscal 1999 Charges" of the Notes to Consolidated Financial Statements. The land division's gross loss for the third quarter of fiscal 2000 included $8.7 million of inventory charges and $0.3 million of charges for legal settlements. See "Note (2) - Fiscal 2000 Charges and Recoveries" of the Notes to Consolidated Financial Statements. Excluding these charges, the land division's third quarter fiscal 1999 and 2000 gross profit margins would have been 30.5% and 23.2%, respectively.

         The Company's marine division gross profit margin increased for the third quarter of fiscal 2000 compared to the prior year's third quarter, from a gross loss of $27.6 million in 1999 to gross profit of $5.1 million, or 27.9% of marine net sales, in 2000. The marine division's gross loss for the third quarter of fiscal 1999 included $25.7 million in domestic marine inventory writedowns as a result of the severe decline in current and projected sales due to reduced customer demand for the Company's products and the result of products rendered obsolete due to planned product revisions and charges of $12.2 million relating to certain warranty reserves and other product related contingencies. See "Note (3) Fiscal 1999 Charges" of the Notes to Consolidated Financial Statements. The marine division gross profit for the third quarter of fiscal 2000 included a $2.6 million recovery due to the reversal of warranty reserves based on a customer's bankruptcy settlement. See "Note (2) - Fiscal 2000 Charges and Recoveries" of the Notes to Consolidated Financial Statements. Excluding these charges and recoveries, the marine division's third quarter fiscal 1999 and 2000 gross profit margins would have been 50.3% and 14.0%, respectively.

         In the third quarter of 1999 and 2000, the land and marine division gross profit margins were further adversely affected by pricing pressures attributable to weak customer demand for the Company's products and manufacturing under-absorption due to low production volumes as a result of the prevailing industry conditions.

         The Company's land division gross profit margin for the first nine months of fiscal 2000 compared to the prior year, decreased from 6.2% in 1999 to 3.2% in 2000. The land division's gross margin for the first nine months of fiscal 1999 was adversely affected by $21.6 million in domestic land inventory writedowns and charges of $1.8 million relating to certain warranty reserves and other product related contingencies, as discussed above. The land division's gross margin for the first nine months of fiscal 2000 was adversely affected by $8.7 million of inventory charges and $0.3 million of charges for legal settlements, as discussed above. Excluding these charges, the land division's gross profit margin for the first nine months of fiscal 1999 and 2000 would have been 32.5% and 20.9%, respectively.

         The Company's marine division's gross profit margin increased for the first nine months of fiscal 2000 compared to the prior year, from a gross loss of $557,000 in 1999 to gross profit of $9.2 million, or 25.1% of marine net sales, in 2000. The marine division's gross loss for the first nine months of fiscal 1999 included $25.7 million in domestic marine inventory writedowns and charges of $12.2 million relating to certain warranty reserves and other product related contingencies, as discussed above. The marine division's gross profit margin for the first nine months of fiscal 2000 included charges of $1.4 million for product-related warranties incurred during the first quarter and third quarter recoveries of $2.6 million due to the reversal of warranty reserves based on a customer's bankruptcy settlement. See "Note (2) - Fiscal 2000 Charges and Recoveries" of the Notes to Consolidated Financial Statements. Excluding these charges and recoveries, the marine division's gross profit margin for the first nine months of fiscal 1999 and 2000 would have been 41.6% and 22.0%, respectively. The land and marine division gross profit margins were adversely affected during the first nine months of fiscal 1999 and 2000 by pricing pressures attributable to weak customer demand for the Company's products and manufacturing under-absorption due to low production volumes as a result of the prevailing industry conditions.

         The Company's gross profit margin for any particular reporting period is dependent on the product mix sold and the pricing scheme for the products sold for that period and may vary materially from period to period.

         OPERATING EXPENSES. Operating expenses decreased $40.3 million, or 81.0%, for the third quarter of fiscal 2000 compared to the prior year's third quarter operating expenses, primarily due to recording $24.4 million of charges in the third quarter of 1999, a $10.2 million loan loss recovery in the third quarter of 2000 and the Company's efforts to lower its costs. These factors were offset in part by $4.1 million of current year charges. Excluding these charges and recoveries, operating expenses for the third quarter of fiscal 1999 and 2000 would have been $25.3 million and $15.6 million, respectively. Research and development expenses decreased $5.1 million, or 40.7%, compared to the prior year's third quarter, primarily due to reduced costs and expenditures for salaries and other payroll related items, contract labor, outside services and product development. Marketing and sales expenses decreased $532,000, or 16.2%, compared to the prior year's third quarter, primarily due to reduced costs and expenditures for salaries, commissions and other payroll related items, offset in part by increased third-party commissions. General and administrative expenses decreased $32.9 million, or 109.5%, compared to the prior year third quarter's, primarily due to the prior year's third quarter expenses reflecting $23.1 million of charges. These charges included (i) an accounts and notes receivable allowance of $17.6 million related to a customer's vessel seizure followed by its filing for bankruptcy and management's assessment of business risk relating to three North American customer note receivables as a result of the customer's deteriorated financial conditions, (ii) an impairment of long-lived assets totaling $2.8 million based on the projected net cash flow from those assets, which declined due to the severe seismic services industry downturn and (iii) charges for the early termination of a facility lease, employee severance arrangements and other restructuring costs totaling $2.6 million. See "Note (3) - Fiscal 1999 Charges" of the Notes to Consolidated Financial Statements. Also, the current year's quarter reflects a $10.2 million loan loss recovery attributable to a more favorable than anticipated resolution of a customer's bankruptcy settlement and lower expenditures for salaries and other payroll-related items and outside services, offset in part by a $2.4 million bad debt expense charge related to a marine customer, $1.3 million of charges related to a 45-employee reduction in the Company's workforce worldwide and $0.4 million of charges related to legal settlements. See "Note (2) - Fiscal 2000 Charges and Recoveries" of the Notes to Consolidated Financial Statements. Amortization of intangibles decreased $1.7 million, or 45.8%, compared to the prior year's third quarter, primarily due to the impairment of certain intangibles during fiscal 1999 based on the projected net cash flow from the assets with which the intangibles were identified, which declined due to the severe seismic services industry downturn. See "Note (3) - Fiscal 1999 Charges" of the Notes to Consolidated Financial Statements.

         Operating expenses decreased $52.6 million, or 54.8%, for the first nine months of fiscal 2000 compared to the prior year's first nine months. This decrease was primarily attributable to the prior year's period reflecting $24.4 million of charges, the current year's period reflecting $17.9 million of loan loss recoveries primarily including $10.2 million loan loss recovery attributable to a more favorable than anticipated resolution of a customer's bankruptcy settlement and $4.9 million, representing the fair value of repossessed equipment, resulting from customers' defaults on payments of trade notes receivable, and the Company's continuing efforts to lower its costs. These factors were offset in part by $7.4 million of current year charges. Excluding charges and recoveries, operating expenses for the first nine months of fiscal 1999 and 2000 would have been $71.5 million and $53.9 million, respectively. Research and development expenses decreased $10.6 million, or 32.9%, compared to the prior year, primarily due to reduced costs and expenditures for salaries and other payroll related items, contract labor, outside services and product development. Marketing and sales expenses decreased $3.7 million, or 32.6%, compared to the prior year, primarily due to reduced costs and expenditures for salaries, commissions and other payroll related items, travel, advertising and conventions and exhibits. General and administrative expenses decreased $36.3 million, or 81.3%, compared to the prior year, primarily due to the prior year's period reflecting $23.1 million of charges, the current year's period reflecting a $17.9 million of loan loss recoveries as discussed above, and lower current year expenditures for salaries and other payroll related items, outside services, insurance and other taxes. This decrease in expenses has been offset in part by current year charges of $7.4 million consisting of first quarter charges of $3.3 million related to employee severance arrangements and the closing of the Company's Ireland facility and third quarter charges of $4.1 million for a receivable writedown and employee severance arrangements. See "Notes (2) - Fiscal 2000 Charges and Recoveries" of the Notes to Consolidated Financial Statements. Amortization of intangibles decreased $2.0 million, or 25.1%, compared to the prior year's period, primarily due to the impairment of certain intangibles during fiscal 1999 based on the projected net cash flow from the assets with which the intangibles were identified, which declined due to the severe seismic services industry downturn, discussed above.

         INTEREST EXPENSE. Interest expense for the third quarter and the first nine months of fiscal 2000 (related to the ten-year term facilities financing) was $197,000 and $611,000, respectively. See "Note (8) Long Term Debt" of the Notes to Consolidated Financial Statements. Interest expense for the prior year's third quarter and first nine months was $229,000 and $688,000, respectively, also representing interest on this facility.

         INCOME TAXES. The Company's effective income tax rate for the first nine months of fiscal 2000 was approximately 20.9%. The Company recorded income tax expense of $168,000 during the third quarter of fiscal 2000 due to the reduction of the anticipated year-end effective tax rate from 30.0% to 20.9%. The Company's effective income tax rate for the prior year third quarter was 34.7% and 35.0% for the first nine months of the prior year.

         In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets become deductible. Management considers the scheduled reversal of deferred income tax liabilities and projected future taxable income in making this assessment. In order to fully realize the net deferred income tax assets, the Company will need to generate future taxable income of approximately $154 million over the next 20 years. Although the Company experienced a significant loss in fiscal 1999 and the first nine months of fiscal 2000, the Company's taxable income for the fiscal years 1996 through 1998 aggregated approximately $128 million. Based on the level of historical income prior to fiscal 1999 and the Company's projections of future taxable income over the periods that the deferred income tax assets are deductible and the expiration date of the net operating loss carry forward, management believes it is more likely than not that the Company will realize the benefits of the deferred income tax assets, net of the valuation allowance of $5.0 million at February 29, 2000. The amount of deferred income tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

         PREFERRED STOCK DIVIDENDS. Preferred stock dividends for the third quarter and first nine months of fiscal 2000 are related to the outstanding Series B and C Preferred Stock. Based on the terms of the Series B and C Preferred Stock, the dividends are recognized as a charge to retained earnings at the rate of 8% per annum, compounded quarterly. The preferred stock dividend charge for the third quarter and first nine months of fiscal 2000 was $1.2 million and $3.4 million, respectively. There were no preferred stock dividends for fiscal 1999. See "Note (11) - Changes in Capital Structure" of the Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

         GENERAL. The Company has traditionally financed its operations from internally generated cash flows, funds from equity financing and its credit facilities. The Company's cash and cash equivalents were $79.4 million at February 29, 2000, an increase of $4.2 million as compared to May 31, 1999. The increase is primarily due to the August 1999 sale of 15,000 shares of Series C Preferred Stock in a privately negotiated transaction to SCF-IV LP, for which the Company received net proceeds of approximately $14.8 million, current year income tax refunds and reductions in inventories. The increase in cash attributable to these items was offset in part by the purchase of property, plant and equipment, a reduction in accounts payable and accrued expenses and the operating losses for the first nine months of fiscal 2000.

         Cash flows used in operating activities were $5.3 million for the nine months ended February 29, 2000 primarily due to decreases in accounts payable and accrued expenses and the operating losses for the first nine months of fiscal 2000, offset in part by income tax refunds and decreased inventories.

         The Company had outstanding indebtedness of $9.2 million as of February 29, 2000 under a mortgage loan secured by the land, buildings and improvements housing the Company's executive offices, research and development headquarters and electronics manufacturing facility in Stafford, Texas. The loan bears interest at the rate of 7.875% per annum and is repayable in equal monthly installments of principal and interest of $151,437. The promissory note, which matures on September 1, 2006, contains prepayment penalties. See "Note (8) - Long-term Debt" of the Notes to Consolidated Financial Statements.

         During March 2000, the Company announced its plans to repurchase up to 200,000 shares of its common stock in the open market during April 2000 and in privately negotiated transactions. The repurchases will be made from time to time as determined by the officers of the Company, subject to prevailing market conditions. Shares repurchased will be held as treasury shares, to be awarded as "matching" grants to certain employees of the Company under a recently-adopted restricted stock plan and for other equity benefit plans of the Company. The repurchases are expected to be funded form the Company's currently available cash on hand and internally generated cash.

         Capital expenditures for property, plant and equipment totaled $4.4 million for the first nine months of fiscal 2000. Total capital expenditures are currently expected to aggregate $5.0 million for fiscal 2000. The Company believes that the combination of its existing working capital, current cash balances and access to other financing sources will be adequate to meet its anticipated capital and liquidity requirements for the foreseeable future. See however "-Cautionary Statement for Purposes of Forward-Looking Statements" - "Continuation of Downturn in Energy Industry and Seismic Services Industry Conditions Will Adversely Affect Results of Operations and Financial Condition".

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

YEAR 2000

         The Company experienced no operational problems as a result of the change over of the date 1999 to 2000. The Company has not incurred to date, and does not expect to incur in the future, any material expenditures in connection with identifying, evaluating or remediating Year 2000 compliance issues. Most of its expenditures to date have related to the opportunity cost of time spent by employees of the Company evaluating and remediating the Company's Year 2000 issues for the hardware and software products sold by it, the information technology systems used in its operations and its non-IT Systems or embedded technology, such as building security, voice mail and other systems. The Company estimates that less than $250,000 was spent in the aggregate on its Year 2000 compliance efforts.

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

       In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB No. 101"). SAB No. 101 summarizes the SEC's staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company understands that the SEC staff is preparing a document to address significant implementation issues related to SAB No. 101. To the extent that SAB No. 101 ultimately changes revenue recognition practices, the Company will adopt SAB No. 101 beginning in the first quarter of fiscal year 2001 through a cumulative effect adjustment. The Company cannot determine the potential impact that SAB No. 101 may have on its consolidated financial position or results of operations at this time.

       In March 2000, the FASB issued Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION: AN INTERPRETATION OF APB OPINION NO. 25. Among other issues, Interpretation No. 44 clarifies the application of Accounting Principles Board Opinion No. 25 (APB No. 25) regarding (a) the definition of employee for purposes of applying APB No. 25,
(b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The provisions of Interpretation No. 44 affecting the Company are to be applied on a prospective basis effective July 1, 2000.

OTHER CONSIDERATIONS

         Demand for the Company's products is dependent upon the level of worldwide oil and gas exploration and development activity. This activity in turn is primarily dependent upon oil and gas prices, which have been subject to wide fluctuation in recent years. During fiscal 1999 and the first nine months of fiscal 2000, our financial performance was adversely impacted by the deterioration in energy industry conditions over the past 21 months and, more specifically, in the seismic services sector. This deterioration resulted from, among other things, a widespread downturn in exploration activity due to a decline in energy prices from October 1997 to February 1999 and consolidation among energy producers. Despite the recovery in commodity prices, energy producers' continuing concerns over the sustainability of higher prices for hydrocarbon production have resulted in lower exploration budgets by energy companies, which has resulted in weak demand for the Company's seismic data acquisition equipment.

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

         During fiscal 1999 and the first nine months of fiscal 2000 there was considerable turmoil and uncertainty in foreign financial markets. The Russian ruble has been under significant pressure, requiring the Russian government to raise interest rates substantially, and to seek special assistance from the International Monetary Fund in order to defend its currency. At the present time, it is not possible to predict whether the Russian government will be successful in avoiding another devaluation of the ruble, or when stability will return to its financial markets. Any further devaluation of the ruble could exacerbate existing economic problems in Russia. In addition, the Company sells its products to customers in Latin American countries, which have also experienced economic problems and the effects of devaluations.

         The Company's combined gross trade accounts receivable and trade notes receivable balance as of February 29, 2000 from customers in Russia and Former Soviet Union countries was approximately $16.0 million and was approximately $10.0 million from customers in Latin American countries. As of February 29, 2000 the total allowance for doubtful accounts (foreign and US) was $3.1 million and the allowance for loan losses was $14.2 million. During the first nine months of fiscal 2000, there were $12.6 million of sales to customers in Russia and other Former Soviet Union countries (essentially all based on cash sales backed by letters of credit) and $1.8 million of sales to customers in Latin American countries. All terms of sale for these foreign receivables are denominated in US dollars. To the extent that economic conditions in the Former Soviet Union, Latin America or elsewhere negatively affect future sales to the Company's customers in those regions or the collectibility of the Company's existing receivables, the Company's future results of operations, liquidity and financial condition may be adversely affected.

         See "Note (12) - Commitments and Contingencies" and "Note (5) - Trade Notes Receivable" of the Notes to Consolidated Financial Statements and "-Cautionary Statement for Purposes of Forward-Looking Statements Continuation of Downturn in Energy Industry and Seismic Services Industry Conditions Will Adversely Affect Results of Operations and Financial Condition," "- Significant Payment Defaults Under Sales Arrangements Could Adversely Affect the Company" and "- Risk from Significant Amount of Foreign Sales Could Adversely Affect Results of Operations".

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

CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD-LOOKING STATEMENTS

         Certain information contained in this Quarterly Report on Form 10-Q as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and are subject to the "Safe Harbor" provisions of that section. This information includes, without limitation, statements concerning future results of operation (including the Company's anticipated return to profitability during fiscal 2001); the ultimate realization of deferred income tax assets; future revenues; future costs and expenses; future margins; future writedowns, special charges and recoveries; the length of the period of the downturn in demand for the Company's products; anticipated product releases and technological advances; the future mix of business and future asset recoveries; the resolution of contingent liabilities; the Company's Year 2000 issues and their resolution; the inherent unpredictability of adversarial proceedings; demand for the Company's products; future capital expenditures and future financial condition of the Company; energy industry and seismic services industry conditions; and world economic conditions, including that in Former Soviet Union, Latin American and Asian countries. These statements are based on current expectations and involve a number of risks and uncertainties, including those set forth below and elsewhere in this Quarterly Report on Form 10-Q. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.

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

         CONTINUATION OF DOWNTURN IN ENERGY INDUSTRY AND SEISMIC SERVICES INDUSTRY CONDITIONS WILL ADVERSELY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION. Demand for the Company's products is dependent upon the level of worldwide oil and gas exploration and development activity. This activity in turn is primarily dependent upon oil and gas prices, which have been subject to wide fluctuation in recent years in response to changes in the supply and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond the control of the Company. Worldwide oil prices declined from October 1997 and remained at lower levels through February 1999. Despite the recovery in commodity prices, energy producers' continuing concerns over the sustainability of higher prices for hydrocarbon production resulted in lower exploration budgets by energy companies, which has resulted in weak demand for the Company's seismic data acquisition equipment. Other factors which have negatively impacted demand for Company products have been the weakened financial condition of many of the Company's customers, consolidations among energy producers and oilfield service and equipment providers, an oversupply in the market place of current-generation seismic equipment, a current industry-wide oversupply of "spec" seismic data, and the destabilized economies in many developing countries. Despite relatively higher prices for oil and natural gas in recent months, it is expected that any turnaround for the seismic equipment market will occur later than for other sectors of the energy services industry.

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

         FAILURE TO DEVELOP PRODUCTS AND KEEP PACE WITH TECHNOLOGICAL CHANGE WILL ADVERSELY AFFECT RESULTS OF OPERATIONS. The markets for the Company's product lines are characterized by rapidly changing technology and frequent product introductions. Whether the Company can develop and produce successfully, on a timely basis, new and enhanced products that embody new technology, meet evolving industry standards and practice, and achieve levels of capability and price that are acceptable to its customers, will be significant factors in the Company's ability to compete in the future. During the third quarter of fiscal 2000, the Company recorded $8.7 million of inventory charges primarily related to the Company's decision to commercialize VectorSeis(TM) digital sensor products having higher technical standards than the products it had previously produced. The Company had decided to commercialize these earlier VectorSeis(TM) products which have since proven not to be commercially feasible based on data gathered from recent VectorSeis(TM) digital sensor surveys, the anticipated longer-term market recovery for new seismic instrumentation and given current and expected market conditions.

         There can be no assurance that the Company will not encounter resource constraints or technical or other difficulties that could delay introduction of new products in the future. No assurances can be given as to whether any new products incorporating the VectorSeis(TM) digital sensor will be commercially feasible or accepted in the marketplace by the Company's present or future customers. If the Company is unable, for technological or other reasons, to develop competitive products in a timely manner in response to changes in the seismic data acquisition industry or other technological changes, its business and operating results will be materially and adversely affected. In addition, the Company's continuing development of new products inherently carries the risk of inventory obsolescence with respect to its older products. Changes in the Company's product offerings through newly introduced products and product lines, whether internally developed or obtained through acquisitions, carry with them the potential for customer concerns of product reliability, which may have the effect of lessening customer demand for those changed products.

         PRESSURE FROM COMPETITORS COULD ADVERSELY AFFECT RESULTS OF OPERATIONS. The market for seismic data acquisition systems and seismic instrumentation is highly competitive and is characterized by continual and rapid changes in technology. The Company's principal competitors for land seismic equipment are, among others, Fairfield Industries; Geo-X Systems, Limited; JGI Incorporated; OYO Geospace Corporation; and Societe d'etudes Recherches et Construction Electroniques (Sercel), an affiliate of Compagnie General de Geophysique (CGG). The Company's principal marine seismic competitors are, among others, Bolt Technology Corporation; GeoScience Corporation (GSI), an affiliate of CGG; Teledyne Brown Engineering, an affiliate of Allegheny Teledyne Company; and Thomson Marconi Sonar P/L. Unlike the Company, Sercel and GSI possess the advantage of being able to sell to an affiliated seismic contractor.

         Competition in the industry is expected to intensify and could adversely affect the Company's future results. Several of the Company's competitors have greater name recognition, more extensive engineering, manufacturing and marketing capabilities, and greater financial, technological and personnel resources than those available to the Company. In addition, certain companies in the industry have expanded and improved their product lines or technologies in recent years. There can be no assurance that the Company will be able to compete successfully in the future with existing or new competitors. Pressures from competitors offering lower-priced products or products employing new technologies could result in future price reductions for the Company's products.

         A continuing trend toward consolidation, concentrating buying power in the oil field services industry, will have the effect of adversely affecting the demand for the Company's products and services.

         RISK FROM SIGNIFICANT AMOUNT OF FOREIGN SALES COULD ADVERSELY AFFECT RESULTS OF OPERATIONS. Sales outside the United States have historically accounted for a significant part of the Company's net sales. Foreign sales are subject to special risks inherent in doing business outside of the United States, including the risk of war, civil disturbances, embargo, and government activities, which may disrupt markets and affect operating results. Foreign sales are also generally subject to the risks of compliance with additional laws, including tariff regulations and import/export restrictions. U.S. technology export restrictions may affect the types and specifications of products the Company may export. The Company is, from time to time, required to obtain export licenses and there can be no assurance that it may not experience difficulty in obtaining such licenses as may be required in connection with export sales. The Company is also required to convert to the euro currency at Company facilities located in two of the European Union member countries and although the Company does not currently anticipate any problems with such conversion, there can be no assurances that the problems actually encountered by the Company in the euro conversion will not be more pervasive than those anticipated by management.

         Demand for the Company's products from customers in developing countries (including Russia and other Former Soviet Union countries as well as certain Latin American and Asian countries, including China) is difficult to predict and can fluctuate significantly from year to year. The Company believes that these changes in demand result primarily from the instability of economies and governments in certain developing countries, changes in internal laws and policies affecting trade and investment, and because those markets are only beginning to adopt new technologies and establish purchasing practices. These risks may adversely affect the Company's future operating results and financial position. In addition, sales to customers in developing countries on extended terms present heightened credit risks for the Company, for the reasons discussed above. See, in particular above, "- Other Considerations" for further information concerning these risks in those countries.

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

         RISKS RELATED TO YEAR 2000 ISSUES. The problems actually encountered by the Company with regards to Year 2000 issues may be more pervasive than those encountered to date or anticipated by management, and if so, could have adverse effects on the Company's operations, results of operations or financial condition. See "- Year 2000."

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

         RISKS RELATED TO GROSS MARGIN. The Company's gross margin percentage is a function of the product mix sold in any period. Increased sales of lower margin equipment and related components in the overall sales mix may result in lower gross margins. Other factors, such as heightened price competition, unit volumes, inventory obsolescence, increased warranty costs and other product related contingencies, changes in sales and distribution channels, shortages in components due to untimely supplies or inability to obtain items at reasonable prices, unavailability of skilled labor and manufacturing under-absorption due to low production volumes, may also continue to affect the cost of sales and the fluctuation of gross margin percentages in future periods.

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

         STOCK VOLATILITY AND ABSENCE OF DIVIDENDS MAY ADVERSELY AFFECT THE COMPANY'S STOCK PRICE. In recent years, the stock market in general and the market for energy and technology stocks in particular, including the Company's Common Stock, have experienced extreme price fluctuations. The sales price for the Company's Common Stock has declined from $22 per share at May 29, 1998 to $6 1/16 per share at February 29, 2000 (based on New York Stock Exchange composite tape closing sales prices). There is a risk that stock price fluctuation could impact the Company's operations. Continued depressed prices for the Company's Common Stock (and further price declines) could affect the Company's ability to successfully attract and retain qualified personnel, complete desirable business combinations or accomplish financing or similar transactions in the future. The Company has historically not paid, and does not intend to pay in the foreseeable future, cash dividends on its Common Stock.

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

PART II - OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS

         The Company, along with a former employee, has been named a defendant in an action filed on May 21, 1999, in State District Court in Harris County, Texas styled Coastline Geophysical, Inc. v. Input/Output, Inc. et al. The plaintiffs' petition alleges a number of causes of action in contract and tort arising out of a purchase of a marine seismic system manufactured by the Company. Although the plaintiffs have not disclosed a specific amount of damages, plaintiffs' responses to recent discovery requests indicate that it may seek to recover costs in excess of $49 million. The Company plans to vigorously defend against the plaintiffs' claims.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
      (a)    List of documents filed as Exhibits
               27.1  - Financial Data Schedule (included in EDGAR copy only)
      (b)    Reports on Form 8-K
               No Current Reports on Form 8-K were filed during the three-month period ended February 29, 2000.

                                    SIGNATURE

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                       INPUT/OUTPUT, INC.

                                       By:   /s/ C. Robert Bunch
                                             -----------------------------------
                                             C. Robert Bunch
                                             Vice President and Chief Financial
                                             Officer

Dated: April 13, 2000