Form 10-K
period 2000-05-31
INPUT OUTPUT INC
filed 2000-08-17
CIK 866609

================================================================================

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED MAY 31, 2000

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-13402

                               INPUT/OUTPUT, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      22-2286646
       (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                        Identification No.)

   12300 C. E. SELECMAN DR., STAFFORD, TEXAS
(FORMERLY 11104 W. AIRPORT BLVD., STAFFORD, TEXAS)                 77477
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2000 (for purposes of the below-stated amount only, all directors, officers and 5% or more stockholders are presumed to be affiliates):

                                  $306,503,019

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date.

       TITLE OF EACH CLASS                         NUMBER OF SHARES OUTSTANDING
       OF COMMON STOCK                                    AT JUNE 30, 2000
       -------------------                         ----------------------------
       COMMON STOCK, $0.01 PAR VALUE                         50,789,080

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant's 2000 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

                                     PART I

PRELIMINARY NOTE: IN THIS ANNUAL REPORT ON FORM 10-K, WE REFER TO INPUT/OUTPUT, INC. AND ITS SUBSIDIARIES AS "WE", "OUR", "US", THE "COMPANY" OR "INPUT/OUTPUT", UNLESS THE CONTEXT CLEARLY INDICATES OTHERWISE.

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS AS DEFINED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS SHOULD BE READ IN CONJUNCTION WITH THE CAUTIONARY STATEMENTS AND OTHER IMPORTANT FACTORS INCLUDED IN THIS FORM 10-K. SEE ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - - CAUTIONARY STATEMENT FOR PURPOSE OF FORWARD-LOOKING STATEMENTS" FOR A DESCRIPTION OF IMPORTANT FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS ABOUT PLANS, OBJECTIVES, GOALS, STRATEGIES, FUTURE EVENTS OR PERFORMANCE AND ASSUMPTIONS UNDERLYING THOSE STATEMENTS. THESE FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY WORDS SUCH AS "ANTICIPATES," "ESTIMATES," "EXPECTS," "INTENDS," "PLANS," "PREDICTS," "PROJECTS," AND SIMILAR EXPRESSIONS. OUR EXPECTATIONS, BELIEFS AND PROJECTIONS ARE EXPRESSED IN GOOD FAITH AND WE BELIEVE THEY HAVE A REASONABLE BASIS, THROUGH OUR EXAMINATION OF HISTORICAL OPERATING TRENDS, DATA CONTAINED IN OUR RECORDS AND OTHER DATA AVAILABLE FROM THIRD PARTIES, BUT THERE CAN BE NO ASSURANCE THAT OUR EXPECTATIONS, BELIEFS OR PROJECTIONS WILL RESULT OR BE ACHIEVED OR ACCOMPLISHED.

ITEM 1. BUSINESS

THE COMPANY

         Input/Output (I/O) is a leading designer and manufacturer of seismic data acquisition products used on land, in transition zones (i.e. marshes and shallow bays) and in marine environments. We believe that our data acquisition systems are technologically superior and are particularly well suited for advanced three-dimensional ("3-D") data collection techniques. Our principal customers are seismic contractors and major, independent and foreign oil and gas companies around the world. See "-Markets and Customers". Seismic data is used extensively in the oil and gas industry as an exploration risk management tool and is also increasingly employed in field development and reservoir management activities.

         We are organized and report by segments consisting of Land and Marine segments. For a further description of our segments, see Note 9 of the Notes to Consolidated Financial Statements included herein.

         We offer a broad range of seismic data acquisition systems and related equipment. On land, we offer vibrators, a land energy source; and geophones, acoustical receivers that transform vibrations from substrata within the earth into electrical signals, that are recorded by our data acquisition systems. We also offer transition zone systems in shallow water with marine versions of our land-based recording systems.

         Our marine data acquisition systems consist primarily of marine streamers and shipboard electronics that collect and record seismic data in deep-water environments. Other marine products manufactured and sold by us include hydrophones, airguns, data telemetry quality control systems and positioning systems (which control streamer cable depth during towing), compasses, acoustical devices, and velocimeters.

         We believe that our future success will depend on our ability to continue to introduce technological innovations by enhancing our existing products and services to our customers, as well as by developing new products. See "- Recent Developments" and "- Technology and Product Development" below.

RECENT DEVELOPMENTS

         Industry Conditions. During fiscal year 2000, consistent with overall industry trends, demand for our products decreased significantly due to the continued deterioration in energy service market conditions and, more specifically, in the seismic services sector. As a result, we recorded special charges of $50.8 million during fiscal year 2000. See Item 7. "Management's Discussion and Analysis of Results of Operations and Financial Condition."

         In particular, the following factors adversely impacted us in fiscal year 2000:

o The financial condition of a certain number of our customers deteriorated significantly;

o Our principal customers - seismic service contractors - continued to reduce their workforces and capital spending, resulting in decreased sales opportunities for us;

o    Consolidations and mergers among energy producers;

o Considerable excess seismic equipment remaining in the field, and additional pricing pressure on our product offerings as a result of the weak demand for our new equipment; and

o Unstable economies in developing markets forced local customers to reduce capital spending.

         Our Response. We currently believe that industry conditions will continue to adversely impact demand for our products during the next 12 months. As a result, we began in fiscal year 1999 and continued in fiscal year 2000 implementing initiatives in response to the downturn.

o We have taken steps to lower our cost structure by closing certain facilities and reducing our workforce. Since August 1998, when we reached a peak of 1,435 total full-time employees, we have reduced our full-time workforce to 736 as of June 30, 2000.

o We are eliminating obsolete products and ancillary parts due to reduced demand for these older generation products and as a result of product revisions in progress.

o We began reorganizing into a more product-focused structure in fiscal year 2000 with the objective of being able to better address the special and often different needs of marine and land customers.

     LAND

         A new central electronic recording system, the I/O SYSTEM 2000(TM), was introduced this year and offers enhancements to aid the efficiency of seismic data acquisition. The system also incorporates embedded workflow design, planning, quality control and pre-processing tools from our established Green Mountain Geophysical (GMG) knowledgeware toolkit to improve crew productivity and reduce geometry errors during acquisition. An enhancement of the I/O SYSTEM 2000(TM) to allow seamless integration of our cable and radio-based telemetry products is undergoing field tests. To enhance our radio-based telemetry acquisition, the Transcriber 2(TM) introduced this year can organize, format and record seismic data to tape up to four times faster than its predecessor, thereby decreasing acquisition time.

         Our primary land research and development efforts are focused on field testing a land-based seismic data acquisition recording system incorporating VectorSeis(TM) digital sensors for multi-component recording and 4-D time lapse imaging. The VectorSeis(TM) digital sensor uses three micro-machined accelerometers configured to measure compression and shear waves. Information from compression and shear waves can be used to create better structural images of complex geological prospects and to infer physical properties of rock structures to reduce exploration risk.

         We have expanded the data structure and interface of our survey design software package, MESA(R), to accommodate multi-component data. The design and quality control (QC) capacity of MESA(R) will handle survey designs that feature mixed sources, mixed receiver types, and multiple components. Other programs such as MESA(R) GRIP (3D subsurface modeling for survey design) and Alpine(TM) (acquisition management and reporting) deal with the same types of advanced designs.

          See "- Products" below.

     MARINE

         The CRX FSK repeater production system was initially deployed in fiscal year 2000. This new CRX module is a diagnostic repeater allowing streamer communications for our compass birds and acoustic pods for streamer lengths up to 12,000 meters.

         We completed initial tests of our new marine energy source, Sleeve Gun 2000, which was designed to improve gun reliability, gun timing and time to repair.

         We launched our new MSX(TM) marine export recording system, which complies with U.S. Department of Commerce export regulations and has been awarded the commodity classification of 6A991. With the exception of U.S. embargoed countries, this classification will permit the export to most countries around the world with the license designation of No License Required
(NLR).

         The MSX(TM) marine seismic recording system was revised to provide customers with more robust and improved test and quality control features.

         The Pro2000(TM) line of positioning equipment was initially deployed in fiscal year 2000. The system obviates the need for lithium batteries, long considered a health, safety and environmental hazard in the marine environment.

         See "- Products" below.

     E-BUSINESS

         We introduced our Internet e-catalog in fiscal year 2000 which interacts with certain of our customers' purchasing systems, in a secure environment. Our customers can order from our parts list covering land and marine products and have access to technical documentation and other features.

PRODUCTS

     LAND OPERATIONS

         Data Acquisition Systems. A land I/O system consists of a central electronics unit containing a number of modular components, and multiple remote ground equipment modules, including line taps and remote signal conditioners (each designated as an MRX(TM), which typically acquires six channels of analog seismic data). A typical system consists of a central electronics unit, 12 line taps, approximately 200-500 MRX(TM) and various accessories. A customer can purchase or lease additional line taps, MRX(TM) and accessory equipment to expand and modify a system to fulfill specific requirements.

         In addition to standard I/O system components, several optional components are available as accessory equipment.

         Central Electronics Unit. The central electronics unit, which acts as the control center of the I/O data acquisition system, and its components are typically mounted within a vehicle or helicopter transportable enclosure. The central electronics unit receives digitized data from the MRX(TM), stores the data on magnetic tape for subsequent processing and displays the data on optional monitoring devices. The central electronics unit also provides calibration, status and test functionality.

         Remote Ground Equipment. The remote ground equipment of the I/O system consists of multiple remote MRX(TM) and line taps positioned over the survey area. Seismic signals from geophones are collected by the MRX(TM), each of which collects multiple channels of analog seismic data. The MRX(TM) filters and digitizes the data, which is then transmitted by the MRX(TM) via cable to a line tap. The line taps manage the seismic data collection process on each seismic line, further organize the seismic data and transmit this data and remote equipment operating status information via cable to the central electronics unit.

         Our radio telemetry system (RSR) records data across a variety of environments, including transition zones, swamps, mountain ranges, jungles and other seismic environments. Our RSR's are radio controlled, and do not require cables for data transmission, since the information is stored at the unit source and subsequently retrieved.

         Geophones. Geophones are seismic sensor devices designed to detect acoustical energy reflected from the earth's subsurface. The product line includes low distortion seismic sensors designed for land and transition zone environments. This product line includes a geophone checking technology as well as three-component geophones that may be used in three-component 3-D seismic recording. See "- Technology and Product Development" below.

         Vibrators. Vibrators are controlled mechanical devices used as a source of seismic energy on land. Our vibrators offer patented features which extend the life of the vibrator and lower the distortion of the sound source.

         Applications Software. We offer a wide range of geophysical software used in seismic planning and execution. MESA(R) is a 3-D seismic data acquisition planning package. This product is used by energy producers and seismic contractors to design and execute a 3-D program to meet specific requirements. Alpine(TM) is used to track and manage 3-D programs from the concept stage through data processing. Millenium(R) performs the initial data processing stages of geometry verification and refraction statics.

         Reservoir Products. Reservoir products and technologies are being developed and deployed to create economical data acquisition solutions for enhanced reservoir imaging. Our projects include field development and rock velocity studies, reservoir management and enhanced oil recovery analysis.

     MARINE OPERATIONS

         Data Acquisition System. Our marine data acquisition system (MSX(TM)) consists primarily of marine streamers and shipboard electronics that collect seismic data in deep-water environments. Marine streamers, which contain electronic modules and cabling, may measure up to 12,000 meters in length and are towed behind a seismic acquisition vessel. Marine electronics include seismic and data telemetry quality control systems and related software products, as well as electronics for shipboard recording.

         The 24-bit digital MSX(TM) modules each contain 16 channels of seismic data. The utilization of fiber-optic data transmission and titanium connectors and inserts results in reduced size and power consumption, high quality and reliability of acquired marine seismic data and permits a complete MSX(TM) system to have a recording capacity of over 7,600 channels.

         Hydrophones. Hydrophones are seismic sensor devices designed to detect acoustical energy reflected from the earth's subsurface. The product line includes low distortion seismic sensors designed for marine (hydrophones) and transition zone environments, and a three-component gimbaled geophone and hydrophone unit for four-component ocean bottom surveys.

         Airguns. Airguns are the primary energy source used to initiate the energy transmitted through the earth's subsurface, which are subsequently recorded as data signals in the marine environment. Additionally, we offer an airgun source synchronizing system that can control up to 128 airguns simultaneously.

         Marine Positioning Systems. Our positioning systems include birds (which control streamer cable depth during towing), compasses, velocimeters and acoustical devices.

         In addition to sales of the products described above, we offer a rental program to our customers for selected equipment. We have taken steps to expand our land and marine products rental fleet and plan to spend approximately $4.0 million on this initiative in the coming year.

TECHNOLOGY AND PRODUCT DEVELOPMENT

         Our strategic focus for research and development is driven by our desire to improve the quality of the subsurface image and the overall acquisition economics of our customers. Our ability to compete effectively and maintain a leading market position in the manufacture and sale of seismic instruments and data acquisition systems depends upon continued technological innovation. Development cycles from initial conception through product introduction may extend over several years. Research and development expenditures have principally related to the continued enhancement and evolution of the land and marine data acquisition product line and basic research and development on other emerging technologies having potential applicability to the seismic industry. See " - Products", Item 6. "Selected Consolidated Financial

Data" and Item 7. "Management's Discussion and Analysis of Results of Operations and Financial Condition." These efforts have resulted in the development of numerous inventions, processes and techniques. See "- Intellectual Property" below.

         We have a number of products under development. Because they are under development, their commercial feasibility or degree of commercial acceptance, if any, is not yet known. No assurance can be given concerning the successful development of new products or enhancements, the specific timing of their release or their level of acceptance in the market place. See Item. 7 "Management's Discussion and Analysis of Results of Operations and Financial Condition. - Cautionary Statement for Purposes of Forward-Looking Statements."

MARKETS AND CUSTOMERS

         Our principal customers are seismic contractors, which operate seismic data acquisition systems to collect data in accordance with their customers' specifications or for their own seismic data libraries. In addition, we market and sell our products to oil and gas companies, who may operate their own seismic crews. During fiscal year 2000, four customers accounted for approximately 51% of our net sales: Baker Hughes Incorporated and its affiliates (17%), Schlumberger Limited and its affiliates (12%), Petroleum Geo-Services ASA (12%) and China Petroleum Technology and Development Corp. (11%). The loss of any one of these customers could have a material adverse effect on our results of operation and financial condition. See Note 9 of Notes to Consolidated Financial Statements.

         A significant part of our marketing efforts are focused on areas outside the United States. Foreign sales are subject to special risks inherent in doing business outside of the United States, including the risk of war, civil disturbances, embargo and government activities, as well as risks of compliance with additional laws, including tariff regulations and import/export restrictions. We sell our products through a direct sales force consisting of employees and through several international third-party sales representatives responsible for key geographic areas. Sales personnel generally have either oil and gas exploration or production expertise or experience in selling advanced technology-based systems.

         During fiscal years 2000, 1999 and 1998, approximately 70%, 41% and 35%, respectively, of our net sales were derived from sales to foreign customers. See Note 9 of Notes to Consolidated Financial Statements for information concerning geographic distribution of our sales. Systems sold to domestic customers are frequently deployed internationally. Our sales are predominantly denominated in US dollars. From time to time, certain foreign sales require export licenses.

         We normally sell our systems and products to customers on standard net 30-day terms. We have also provided financing arrangements to customers by installment sales contracts under which we typically retain a security interest in the products sold. See Item 7.- "Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources". Our installment sales contracts have historically required a down payment of approximately 15-30% of the purchase price, normally range in length from 24 to 48 months and bear interest at rates ranging up to 13% per annum. See
Note 3 of Notes to Consolidated Financial Statements.

         In addition, we have previously financed a portion of our sales through third parties by assigning our installment sales contracts to the financing sources and guaranteeing the customer's repayment obligations. During fiscal year 2000, we were required to fulfill our obligations under certain of these arrangements as a result of payment defaults by certain of our customers. For the foreseeable future, we expect to rely less on these or similar third-party sales financing techniques. At May 31, 2000, no guarantees of trade notes receivables sold with recourse, or third-party loans to customers were outstanding. See Item 7.- "Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources" and Notes 3 and 13 of Notes to Consolidated Financial Statements.

MANUFACTURING

         Our 110,000 square foot manufacturing facility in Stafford, Texas houses our electronics assembly process and enables us to manufacture additional products and components assembled previously by outside vendors. Our 240,000 square foot facility in Alvin, Texas manufactures vibrators, sleeve guns, land and marine cable and marine streamers. Our 40,000 square foot New Orleans, Louisiana facility manufactures our positioning products. Our 30,000 square foot Voorschoten, The Netherlands facility manufactures geophone products. Our 31,000 square foot Norwich, England facility manufactures seismic cable and leader wire. See also Item 2. - "Properties". Upon completion of assembly, our products undergo functional and environmental testing and final quality assurance inspection.

SUPPLIERS

         We purchase a substantial portion of the electronic components used in our systems and products. Although we have not experienced supply or vendor quality control problems, there can be no assurance that these problems will not arise in the future. Such problems, if incurred, could significantly affect our ability to meet production and sales commitments. Certain items, such as integrated circuits, printed circuit assemblies, the 24-bit analog-to-digital converters used in I/O systems and hydrophones having water depth limiting capabilities used with marine seismic cables, are purchased from sole source vendors. Although we attempt to maintain an adequate inventory of these single source items, the loss of ready access to any of these items could temporarily disrupt our ability to manufacture and sell certain products. Since our components are designed for use with these single source items, replacing the single source items with functional equivalents could require a redesign of our components and costly delays could result.

COMPETITION

         The market for seismic data acquisition systems and seismic instrumentation is highly competitive and is characterized by continual and rapid changes in technology. Our principal competitors for land seismic equipment are, among others, Fairfield Industries; Geo-X Systems, Limited; JGI, Incorporated; OYO Geospace Corporation; and Societe d'etudes Recherches et Construction Electroniques ("Sercel"), an affiliate of Compagnie General de Geophysique (CGG). Unlike us, Sercel possesses the advantage of being able to sell to an affiliated seismic contractor. Our principal marine seismic competitors are, among others, Bolt Technology Corporation; GeoScience Corporation (GSI), an affiliate of CGG; Sercel; Teledyne Brown Engineering, an affiliate of Allegheny Teledyne Company; and Thomson Marconi Sonar P/L.

         We believe that in recent years technology and product pricing have been the primary methods of competition in the industry, as oil and gas exploration and production companies demand higher quality seismic data and seismic contractors require improved productivity from their equipment and crews. The remaining principal competitive factors in the industry include customer support services. During fiscal year 2000, price and customer support factors took precedence over technology as demand for new seismic instrumentation substantially decreased. See "- Recent Developments".

INTELLECTUAL PROPERTY

         We rely on a combination of trade secrets, patents, copyrights and technical measures to protect our proprietary hardware and software technologies. Although our patents are considered important to our operations, no one patent is considered essential to our success. Copyright and trade secret protection may be unavailable in certain foreign countries in which we sell our products. In addition, we seek to protect our trade secrets through confidentiality agreements with our employees and agents. We also own a number of trademarks.

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

         Additionally, our export activities are subject to extensive and evolving trade regulation. Certain countries in which our products may be utilized are subject to trade restrictions, embargoes and sanctions imposed by the US government. These restrictions and sanctions, generally speaking, limit us from participating in or approving certain business activities in those countries.

EMPLOYEES

         At June 30, 2000, we had 736 full-time employees worldwide, 586 of which were employed in the United States. Our U.S. employees are not subject to any collective bargaining agreement. We have never experienced a work stoppage, and we consider our relations with our employees to be satisfactory.

ITEM 2.  PROPERTIES

         Our primary manufacturing facilities are as follows:

            Manufacturing Facility                      Square Footage
            ----------------------                      --------------
            Stafford, Texas*                                   110,000
            Alvin, Texas*                                      240,000
            New Orleans**                                       40,000
            Norwich, England**                                  31,000
            Voorschoten, The Netherlands**                      30,000
                                                               -------
                                                               451,000
                                                               =======

            *   Owned
            **  Leased

         Our executive headquarters (utilizing approximately 25,000 square feet) are located at 12300 C.E. Selecman Drive, Stafford, Texas. We have combined personnel from our previous headquarters facility (11104 W. Airport) into the adjacent Selecman Drive facility, which now houses the executive headquarters, research & development, sales and marketing and administrative support activities. Both facilities, along with the adjacent Stafford manufacturing facility, are owned by us and are mortgaged to secure long-term facility indebtedness. We intend to lease the vacant space in the former executive headquarters to third parties. See Item 7.- "Management's Discussion and Analysis of Results of Operations and Financial Condition". We also lease an aggregate of 101,000 square feet of additional warehouse and office space under short-term operating leases. The machinery, equipment, buildings and other facilities owned and leased by us are considered by management to be sufficiently maintained and adequate for our current operations.

ITEM 3.  LEGAL PROCEEDINGS

         We were named, along with a former employee, as defendants in an action filed on May 21, 1999, in State District Court in Harris County, Texas styled Coastline Geophysical, Inc. v. Input/Output, Inc. et al. The plaintiffs' petition alleged a number of claims arising out of a purchase of a marine seismic system manufactured by us. While believing we had meritorious defenses to this action, we settled this lawsuit in July 2000 for $5.0 million, after giving consideration to the cost and distraction of protracted litigation. As a result of the settlement, we recorded a $5.0 million charge to general and administrative expense in the fourth quarter and year ended May 31, 2000. See
Item 7. "Management's Discussion and Analysis of Results of Operation and Financial Condition."

         In the ordinary course of business, we have been named in other various lawsuits or threatened actions. While the final resolution of these matters may have an impact on our consolidated financial results for a particular reporting period, we believe that the ultimate resolution of these matters will not have a material adverse impact on our financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

GENERAL

         Our Common Stock trades on the New York Stock Exchange ("NYSE") under the symbol "IO". The following table sets forth the high and low last reported sales prices of the Common Stock for the periods indicated, as reported on the NYSE composite tape.

                                                                                    PRICE RANGE
                                                                             ----------------------------
         PERIOD                                                                 HIGH               LOW
         ------                                                              ---------          ---------
         Fiscal 2000

                 Fourth Quarter..........................................    $ 8 1/4            $ 5 1/2
                 Third Quarter...........................................      6 11/16            4 1/4
                 Second Quarter..........................................      8 3/8              4 15/16
                 First Quarter...........................................      8 15/16            7

         Fiscal 1999

                 Fourth Quarter..........................................    $ 8 9/16           $ 5 5/16
                 Third Quarter...........................................      7 15/16            5 1/16
                 Second Quarter..........................................     11                  6 3/16
                 First Quarter...........................................     21 11/16            9 3/8

         We have historically not paid, and do not intend to pay in the foreseeable future, cash dividends on our Common Stock. We presently intend to retain earnings, if any, for use in our business, with any future decision to pay cash dividends on Common Stock dependent upon our growth, profitability, financial condition and other factors our Board of Directors may deem relevant. See Item 7.- "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources". We are permitted to pay dividends on our Common Stock as long as all dividends on our outstanding Series B and Series C Preferred Stock (See Note 7 of Notes to Consolidated Financial Statements) are current.

         On June 30, 2000, there were 951 stockholders of record of Common Stock and one stockholder of 55,000 shares of Series B and Series C Preferred Stock outstanding. Except as discussed below or otherwise disclosed in our Quarterly Reports on Form 10-Q filed during fiscal year 2000, we made no unregistered sales of our equity securities during fiscal year 2000.

         During fiscal year 2000, we issued a total of 17,500 shares of Common Stock to Sam K. Smith, Chief Executive Officer of the Company, under the terms of his compensation agreement with the Company dated August 10, 1999. The shares were issued to him in four installments on a quarterly basis during fiscal year 2000 as provided in the compensation agreement. The closing sales prices per share of the Company's Common Stock as reported on the NYSE composite tape on the dates of issuance ranged from $5.00 to $5.94 per share. Each issuance was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) of that Act, because the shares were issued under a privately negotiated transaction and Mr. Smith agreed that he was acquiring the shares for investment purposes only and without a view to resale or distribution.

REPURCHASE PROGRAMS

         In March 2000, we announced that we had authorized the repurchase of up to 200,000 shares of Common Stock in open market and privately negotiated transactions. The shares repurchased were to be held as treasury stock to be available for grants under a restricted stock plan adopted in March 2000, and for other employee benefits plans. A total of 150,000 shares were repurchased by us under this fourth quarter fiscal year 2000 repurchase program. In July 2000, we announced that we had authorized the repurchase of up to an additional 1,000,000 shares of our Common Stock in open market and privately negotiated transactions, with purchases to be made from time to time through May 31, 2001. Shares repurchased will be held by us as treasury stock to be available for our stock option and other equity compensation and benefits plans.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated financial data set forth below with respect to our consolidated statements of operations for the five fiscal years ended May 31, 2000, 1999, 1998, 1997 and 1996 and with respect to our consolidated balance sheets at May 31, 2000, 1999, 1998, 1997 and 1996 have been derived from our audited consolidated financial statements. This information should be read in conjunction with Item 7 - "Management's Discussion and Analysis of Results of Operations and Financial Condition" and our consolidated financial statements and the notes thereto included elsewhere in this Form 10-K. Our results of operations and financial condition have been affected by acquisitions of businesses and special charges during certain of the periods presented which may affect the comparability of the financial information contained below.


                                                                                     Year Ended May 31,
                                                            ---------------------------------------------------------------------
                                                               2000           1999           1998           1997           1996
                                                            ---------      ---------      ---------      ---------      ---------
STATEMENT OF OPERATIONS DATA:                                                (in thousands, except per share data)
Net sales .............................................     $ 121,454      $ 197,415      $ 385,861      $ 281,845      $ 278,283
Cost of sales .........................................       106,642        205,215        226,514        183,438        163,811
                                                            ---------      ---------      ---------      ---------      ---------
     Gross profit (loss) (1) ..........................        14,812         (7,800)       159,347         98,407        114,472
                                                            ---------      ---------      ---------      ---------      ---------

Operating expenses:
Research and development (2) ..........................        28,625         42,782         32,957         22,967         23,243
Marketing and sales ...................................        10,284         14,193         14,646         13,288         12,027
General and administrative (3) ........................        21,885         80,932         28,295         36,186         19,096
Amortization and impairment of intangibles (4) ........        39,488         16,247          6,008          4,551          4,305
                                                            ---------      ---------      ---------      ---------      ---------
     Total operating expenses .........................       100,282        154,154         81,906         76,992         58,671
                                                            ---------      ---------      ---------      ---------      ---------

Earnings (loss) from operations .......................       (85,470)      (161,954)        77,441         21,415         55,801
Interest expense ......................................          (826)          (897)        (1,081)          (793)        (2,515)
Interest income .......................................         4,930          7,981          7,517          3,942          3,124
Other income (expense) ................................         1,306           (370)          (202)          (267)           (33)
                                                            ---------      ---------      ---------      ---------      ---------
Earnings (loss) before income taxes ...................       (80,060)      (155,240)        83,675         24,297         56,377
Income tax (benefit) expense ..........................        (6,097)       (49,677)        26,776          7,700         17,700
                                                            ---------      ---------      ---------      ---------      ---------
Net earnings (loss) ...................................       (73,963)      (105,563)        56,899         16,597         38,677
Preferred dividend ....................................         4,557             --             --             --             --
                                                            ---------      ---------      ---------      ---------      ---------
Net earnings (loss) applicable to common stock ........     $ (78,520)     $(105,563)     $  56,899      $  16,597      $  38,677
                                                            =========      =========      =========      =========      =========

Basic earnings (loss) per common
     share ............................................     $   (1.55)     $   (2.17)     $    1.29      $    0.38      $    0.98
                                                            =========      =========      =========      =========      =========

Weighted average number of common
     shares outstanding ...............................        50,716         48,540         43,962         43,181         39,631
                                                            =========      =========      =========      =========      =========

Diluted earnings (loss) per common
     share ............................................     $   (1.55)     $   (2.17)     $    1.28      $    0.38      $    0.95
                                                            =========      =========      =========      =========      =========

Weighted average number of diluted common
     shares outstanding ...............................        50,716         48,540         44,430         43,820         40,609
                                                            =========      =========      =========      =========      =========

                                                                        As of May 31,
                                                  ------------------------------------------------------------
                                                    2000         1999         1998         1997         1996
                                                  --------     --------     --------     --------     --------
BALANCE SHEET DATA (END OF YEAR):                                        (In thousands)
Working capital .............................     $183,412     $213,612     $245,870     $170,427     $165,225
Total assets ................................      381,769      451,748      493,016      384,658      355,465
Short-term debt, including current
     installments of long-term debt(5) ......        1,154        1,067          986          912           --
Long-term debt(5) ...........................        7,886        8,947       10,011       11,000           --
Stockholders' equity(6) .....................      335,015      396,974      415,700      338,614      317,204

OTHER DATA:
Capital expenditures.........................     $  3,077     $  9,326     $  6,960     $ 26,966     $ 10,240
Depreciation and amortization................       22,835       20,776       16,816       12,558       10,152

----------

1. Fiscal year 2000 includes charges of $12.0 million and fiscal year 1999 includes charges of $77.0 million. See Note 15 of Notes to Consolidated Financial Statements for further information with respect to these charges.

2. Fiscal year 1999 includes charges of $1.1 million. See Note 15 of Notes to Consolidated Financial Statements for information with respect to these charges.

3. Fiscal year 2000 includes charges of $7.2 million, fiscal year 1999 includes charges of $53.2 million and fiscal year 1997 includes charges of $15.6 million. See Note 15 of Notes to Consolidated Financial Statements for information with respect to these charges in 2000 and 1999.

4. Fiscal year 2000 includes charges for $31.6 million and fiscal year 1999 includes charges of $7.7 million. See Note 15 of Notes to Consolidated Financial Statements for information with respect to these charges.

5. See Notes 6 and 16 of Notes to Consolidated Financial Statements for information with respect to this indebtedness and certain contingent obligations.

6. See Note 7 of Notes to Consolidated Financial Statements for information with respect to changes in capital structure.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-K.

ANNUAL RESULTS OF OPERATIONS

INTRODUCTION

         Our net sales are directly related to the level of worldwide oil and gas exploration activity and the profitability and cash flows of oil and gas companies and seismic contractors, which in turn are affected by expectations regarding the supply and demand for oil and natural gas, energy prices and finding and development costs. Oil and gas supply and demand and pricing, in turn, are influenced by numerous factors including, but not limited to, those described in "Cautionary Statement for Purposes of Forward-Looking Statements" - "Continuation in Downturn in Seismic Services Industry Will Adversely Affect Results of Operations", and "- Risk from Significant Amount of Foreign Sales Could Adversely Affect Results of Operations".

         During fiscal year 2000 and 1999, our financial performance was adversely impacted by the deterioration in energy industry conditions and, more specifically, in the seismic service sector. This deterioration resulted from, among other things, a widespread downturn in exploration activity due to a decline in energy prices from October 1997 to February 1999 and consolidation among energy producers and oilfield service firms. As a result of reduced exploration spending and a deterioration of energy service sector conditions beginning in 1998, demand for our products has continued to decline resulting in significantly reduced net sales, a significant operating loss for the fiscal year ended May 31, 2000, and pretax charges totaling $50.8 million in the first, third and fourth quarters of fiscal year 2000. Despite the recovery in commodity prices during 1999 and 2000, energy producers' continued concerns over the sustainability of higher prices for hydrocarbon production resulted in lower exploration budgets by energy companies, which primarily has resulted in continued weak demand for our seismic data acquisition equipment. Further contributing to this weak demand for new equipment has been an industry-wide oversupply of seismic equipment in the field and an excess inventory of seismic data in contractors' data libraries. This weak demand coupled with pricing pressures from competitors in fiscal year 2000 have in turn weakened our margins.

INDUSTRY CONDITIONS

         During fiscal year 2000, consistent with overall industry trends, demand for our products decreased significantly due to the continued deterioration in energy service market conditions and, more specifically, in the seismic services sector. As a result, we recorded special charges of $50.8 million during fiscal year 2000.

         In particular, the following factors adversely impacted us in fiscal year 2000:

o The financial condition of a certain number of our customers deteriorated significantly;

o Our principal customers - seismic service contractors - continued to reduce their workforces and capital spending, resulting in decreased sales opportunities for us;

o    Consolidations and mergers among energy producers;

o Considerable excess seismic equipment remaining in the field, and additional pricing pressure on our product offerings as a result of the weak demand for our new equipment; and

o Unstable economies in developing markets forced local customers to reduce capital spending.

         Our Response. We currently believe that industry conditions will continue to adversely impact demand for our products during the next 12 months. As a result, we began in fiscal year 1999 and continued in fiscal year 2000 implementing initiatives in response to the downturn.

o We have taken steps to lower our cost structure by closing certain facilities and reducing our workforce. Since August 1998, when we reached a peak of 1,435 total full-time employees, we have reduced our full-time workforce to 736 as of June 30, 2000.

o We are eliminating obsolete products and ancillary parts due to reduced demand for these older generation products and as a result of product revisions in progress.

o We began reorganizing into a more product-focused structure in fiscal year 2000 with the objective of being able to better address the special and often different needs of marine and land customers.

FISCAL YEAR 2000 CHARGES

         During the first quarter of fiscal year 2000, we recorded pretax charges totaling $4.7 million, comprised of $3.3 million primarily related to employee severance arrangements and the closing of our Ireland facility (included in general and administrative expenses) and charges of

$1.4 million for product-related warranties (included in cost of sales). These charges resulted from continued weak customer demand for our equipment. This weak demand resulted from, among other things, a widespread downturn in exploration activity due to the decline in energy prices from October 1997 through February 1999, and consolidation among energy producers.

         During the third quarter of fiscal 2000, we recorded pretax charges and recoveries totaling a net charge of $0.3 million, comprised of $8.7 million of inventory charges (included in cost of sales) primarily related to our decision to commercialize VectorSeis(TM) digital sensor products having higher technical standards than the products we had previously produced. We had decided to commercialize these earlier VectorSeis(TM) products which have since proven not to be commercially feasible based on (1) data gathered from recent VectorSeis(TM) digital sensor surveys, (2) the anticipated longer-term market recovery for new seismic instrumentation and (3) current and expected market conditions. Other charges were $2.4 million of bad debt expense related to a marine customer (included in general and administrative expense); $1.3 million of charges related to a 45-employee reduction in our workforce worldwide (included in general and administrative expense); and $0.7 million of charges related to legal settlements (included in cost of sales - $0.3 million, and in general and administrative expense - $0.4 million). These charges were offset in part by $12.8 million of recoveries attributable to a more favorable than anticipated resolution of a customer's bankruptcy proceeding, consisting of a $10.2 million reduction in our allowance for loan loss, resulting in a payment received in March 2000 (recorded as a reduction to general and administrative expense) and a $2.6 million reversal of warranty reserves based on the bankruptcy settlement (recorded as a reduction to cost of sales).

         During the fourth quarter of fiscal year 2000, we recorded pretax charges totaling $45.8 million, comprised of $4.2 million of inventory and warranty charges (included in cost of sales) primarily related to our write-down of certain marine streamer and related products, reflecting the deterioration of the marine towed array seismic sector. Additionally, $10.0 million was charged to general and administrative expenses consisting of a $5.0 million charge for settlement of the Coastline Geophysical litigation (see Item 3. - "Legal Proceedings"); a $3.6 million loan loss expense, net of recoveries, primarily relating to two of our land customers; $0.7 million related to the sale of certain idle manufacturing capacity in Europe; and $0.7 million of charges related to employee severance and continued cost reduction efforts worldwide. Finally, $31.6 million was charged to amortization and impairment expense, reflecting the impairment of certain goodwill recorded in conjunction with our acquisition of: (1) the manufacturing assets of Western Geophysical in 1995 and
(2) the acquisition of CompuSeis, Inc. in 1998. The impairment of the Western Geophysical goodwill principally reflects the diminished outlook for the marine towed array seismic sector in general, evidenced by our customers' decisions to reduce the size of their marine fleets, and changes in customers' preferences and technology for certain products within that sector. The impairment of the CompuSeis goodwill reflects the result of certain technological changes relating to our land seismic systems. The resulting impairment charges will reduce future goodwill amortization by an estimated $3.2 million annually.

         We believe that the severance charges we have taken during fiscal year 2000 are expected to result in the following annual savings. Severance charges in the first quarter of fiscal year 2000 are expected to result in annual savings of approximately $3.0 million beginning with the second quarter of fiscal year 2000. Severance charges in the third quarter of fiscal year 2000 are expected to result in annual savings of approximately $1.7 million beginning with the fourth quarter of fiscal year 2000.

Severance charges in the fourth quarter of fiscal year 2000 are expected to result in annual savings of approximately $0.6 million beginning with the first quarter of fiscal year 2001.

FISCAL YEAR 1999 CHARGES

         During fiscal year 1999, we recorded pretax charges totaling $139.0 million in the third and fourth quarters of fiscal year 1999, resulting from reduced customer demand for our equipment as a result of historically low commodity prices, energy company combinations which delayed seismic data acquisition projects and due to the continued deterioration of the financial condition of certain customers. The reduced demand created excess capacity within our installed base, accelerating the obsolescence of certain of our seismic equipment.

         Of the $139.0 million of pretax charges, $85.7 million was recorded in the third quarter of fiscal year 1999 and included an impairment of long-lived assets totaling $2.8 million included in general and administrative expenses; an impairment of intangible assets totaling $1.4 million included in amortization and impairment of intangibles; an inventory write-down of $47.3 million due to the conditions described above and planned product revisions, included in cost of sales; charges for the early termination of a facility lease and restructuring costs totaling $2.6 million included in general and administrative expenses; an accounts and notes receivable allowance of $17.6 million related to a customer's vessel seizure followed by filing for creditor protection and our assessment of business risk relating to three North American customer trade notes receivable as a result of the depressed market environment, included in general and administrative expenses; and a charge for warranty reserves and other product related contingencies of $14.0 million, included in cost of sales.

         The remaining pretax charges of $53.3 million were recorded in the fourth quarter of fiscal year 1999, and included an accounts and trade notes receivable allowance of $22.3 million, primarily related to business risk resulting from the depressed market environment, and from political and currency risks in certain developing countries, included in general and administrative expenses; an inventory write-down of $9.7 million primarily due to further reduction in customer demand for products rendered excess or obsolete as a result of prevailing industry conditions and as a result of planned product revisions, included in cost of sales; a charge of $6.0 million relating to certain warranty reserves and other product-related contingencies, included in cost of sales; an impairment of long-lived assets totaling $4.0 million related to the downturn in business activity and our resizing efforts, included in general and administrative expenses; an impairment of intangibles totaling $6.3 million related to the deterioration of certain product lines, included in amortization and impairment of intangibles; a charge of $3.3 million related to employee severances and a charge of $0.6 million for other expenses, included in general and administrative expenses and a charge of $1.1 million primarily related to prototype development costs, included in research and development expenses.

         We believe that the pre-tax charges taken during fiscal year 1999 are expected to result in the following annual savings. Impairment charges for long-lived assets and intangible assets taken in the third quarter of fiscal year 1999 are expected to reduce annual depreciation and amortization by approximately $1.4 million beginning with the fourth quarter of fiscal year 1999. Charges for the early termination of a lease and severance taken during the third quarter of fiscal year 1999 are expected to reduce annual expenses by approximately $3.2 million beginning with the fourth quarter of fiscal year 1999. Charges related to resizing the company to lower business levels in the fourth quarter of fiscal year 1999 are expected to reduce annual expenses by approximately $0.1 million beginning with the first quarter of fiscal year 2000. Impairment charges for intangible assets in the fourth quarter of fiscal year 1999 are expected to reduce annual depreciation and amortization by approximately
$0.9 million beginning with the first quarter of fiscal year 2000. Severance charges in the fourth quarter of fiscal year 1999 are expected to result in annual savings of approximately $7.0 million beginning with the first quarter of fiscal year 2000.

         Our fiscal year 1999 inventory write-downs were determined by our identification of obsolete and inventory part numbers for which we had quantities in excess of a two-year supply based upon inventory usage reports and estimated product life cycles. Our fiscal year 1999 inventory write-downs included Marine and Land product inventories. Land inventory write-downs included cables, vibrator trucks and other items. Marine inventory write-downs included marine streamers, marine cables, modules, airguns and other items.


SUMMARY REVIEW AND OUTLOOK

         In response to the prevailing industry conditions, we have concentrated on lowering our cost structure, consolidating our product offerings and reorganizing into a products-based divisional structure. During the first and second quarters of fiscal year 2000, we closed our cable manufacturing facility in Cork, Ireland and merged its operations into our U.K. and U.S. facilities, allowing us to address some of our excess capacity issues. However, due to the seismic services industry downturn being longer and more pervasive than originally anticipated in the early part of fiscal year 2000, we have begun evaluating additional restructuring and cost control solutions with the goal of returning to profitability as quickly as practicable. Implementing these solutions could result in additional charges in fiscal year 2001.

         For fiscal year 2001, we foresee continued equipment oversupply in the marine seismic fleets and continued weak demand in the marine seismic sector. While overall demand for new seismic work currently remains low, land seismic indicators in certain parts of the world are showing signs of recovery, which could result in increased land seismic activity in the second half of fiscal year 2001. We are continuing to seek improvements in our seismic data acquisition technology. A few of the goals we are seeking to achieve during fiscal year 2001 include commercializing our VectorSeis(TM) technology, further development in our land seismic ground electronics, and developing product offerings in hydrocarbon reservoir monitoring. We are also reviewing possible alternatives to further strengthen our balance sheet, potential corporate opportunities, and alternative applications for some of our technology. No assurances can be made that we will implement any of these potential actions, and if so, whether any of them will prove successful or the degree of that success.

         We presently believe that industry conditions will continue to adversely impact demand for our products during the next 9 to 12 calendar months. However, we also believe that the initiatives discussed above, both previously implemented and those proposed, will better position us to return to profitability as industry conditions improve.

NET SALES

         Land division net sales for fiscal year 2000 decreased $23.1 million, or 24%, to $73.2 million as compared to the land division's net sales of $96.3 million for the prior year. Marine division net sales for fiscal year 2000 decreased $52.8 million, or 52%, to $48.3 million as compared to the marine division's net sales of $101.1 million for the prior year. The decline in both the land and marine division net sales for fiscal year 2000 is attributable to the deterioration in the seismic service industry over the past 21 months, resulting in weak demand for our seismic data acquisition equipment. See "Introduction" above.

         Land division net sales for fiscal year 1999 decreased $219.8 million, or 70% to $96.3 million as compared to Land division's net sales of $316.1 million for the prior year. Marine division net sales for fiscal year 1999 increased $31.3 million, or 45% to $101.1 million as compared to the marine division's net sales of $69.8 million for the prior year. The decrease in Land division net sales is primarily due to the significant decrease in demand attributable to low commodity prices, energy industry consolidations, significant reductions in workforce and capital spending by our customers, destabilizing economies in developing markets and the continued deterioration of the financial condition of certain customers. The increase in Marine division net sales is attributed to the acquisition of DigiCourse, Inc. in October 1998. DigiCourse, Inc. provided $33.8 million in fiscal year 1999 net sales.

GROSS PROFITS

         Land division gross profit and gross profit margin for fiscal year 2000 compared to fiscal year 1999 increased to a gross profit of $6.4 million, or 8.7%, from a gross loss of $4.3 million, or (4.5%) in 1999. Land division's gross margin for fiscal year 2000 was adversely affected by $8.7 million of inventory charges. Land division's gross margin for fiscal year 1999 was adversely affected by $26.0 million in domestic land inventory write-downs and charges of $3.0 million relating to certain warranty reserves and other product related contingencies. Excluding these charges, the land division's gross profit margin for fiscal years 2000 and 1999 would have been 20.6% and 25.6%, respectively.

         Marine division gross profit and gross profit margin for fiscal year 2000 compared to fiscal year 1999 increased to a gross profit of $8.4 million, or 17.4%, from a gross loss of $3.5 million or (3.5%). The marine division's gross profit margin for fiscal year 2000 included net warranty recoveries of $2.6 million, charges of $2.0 million for product-related warranties and $3.6 million in charges for inventory write-downs for marine streamers and related products. The marine division's gross loss for fiscal year 1999 included $31.0 million in domestic marine inventory write-downs and charges of $17.0 million relating to certain warranty reserves and other product related contingencies. Excluding these charges and recoveries, the marine division's gross profit margin for fiscal years 2000 and 1999 would have been 23.7% and 44.2%, respectively. This decline in margins from 1999 reflects both pricing pressures from competitors and a shift in the sales mix to predominantly lower margin marine products.

         Land division gross profit and gross profit margin for fiscal year 1999 compared to fiscal year 1998 decreased to a gross loss of $4.3 million, or (4.5%) from a gross profit of $133.1 million, or 42.1% in 1998. Land division's gross margin for fiscal year 1999 was adversely affected by charges of $26.0 million for inventory writedowns, and $3.0 million for warranty reserves and other product related contingencies. Excluding these charges, land division's gross profit would have been 25.6% for fiscal year 1999, compared to 42.1% in 1998.

         Marine division gross profit and gross profit margin for fiscal year 1999 compared to fiscal year 1998 decreased to a gross loss of $3.5 million, or (3.5%) from a gross profit of $26.2 million, or 37.7% in 1998. Marine division's gross margin for fiscal year 1999 was adversely affected by charges of $31.0 million for inventory writedowns, and $17.0 million for warranty reserves and other product related contingencies. Excluding these charges, marine division's gross profit would have been 44.2% for fiscal year 1999, compared to 37.7% in 1998.

         The land and marine division gross profit margins were adversely affected during fiscal years 2000 and 1999 by pricing pressures attributable to weak customer demand for our products and manufacturing under-absorption due to low production volumes as a result of the prevailing industry conditions. Our gross profit margin for any particular reporting period is dependent on the product mix sold and the pricing scheme for the products sold for that period and may vary materially from period to period.

RESEARCH AND DEVELOPMENT

         Fiscal year 2000 research and development expenses were $28.6 million, a decrease of $14.2 million, or 33%, compared to fiscal year 1999, primarily due to reduced costs and expenditures for salaries and other payroll related items, contract labor, outside services and product development.

         Fiscal year 1999 research and development expenses were $42.8 million, an increase of $9.8 million, or 30%, over fiscal year 1998, primarily resulting from expenses related to acquisitions, increased contract labor and outside engineering services related to advanced systems design, and prototype development costs.

MARKETING AND SALES

         Fiscal year 2000 marketing and sales expenses were $10.3 million, a decrease of $3.9 million, or 28%, compared to fiscal year 1999 primarily due to reduced costs and expenditures for salaries, commissions and other payroll related items, travel, advertising and conventions and exhibits. This decrease was principally attributable to our cost reduction program and reduced net sales.

         Fiscal year 1999 marketing and sales expenses were $14.2 million, a decrease of $453,000, or 3%, compared to fiscal 1998 primarily resulting from decreased internal and third party commissions attributable to the significant decline in sales, offset in part by increased expenses related to acquisitions.

GENERAL AND ADMINISTRATIVE

         Fiscal year 2000 general and administrative expenses were $21.9 million, a decrease of $59.0 million, or 73%, compared to fiscal year 1999. Fiscal year 1999 expenses included special charges totaling $53.2 million. In fiscal year 2000, we recorded $23.6 million of loan loss recoveries and recorded lower expenditures for salaries and other payroll related items, outside services, insurance and other taxes. This decrease was mitigated in part by fiscal year 2000 charges of $11.1 million consisting of $5.0 million for settlement of a lawsuit, $5.4 million related to employee severance arrangements, and $0.7 million related to the closing of our Ireland facility. Excluding the special charges for fiscal years 2000 and 1999, general and administrative expenditures were $14.7 million, a decrease of $13.0 million, or 47% compared to fiscal year 1999.

         Fiscal year 1999 general and administrative expenses were $80.9 million, an increase of $52.6 million, or 186%, over fiscal year 1998, primarily due to charges of $53.2 million incurred in fiscal year 1999 for accounts and notes receivable allowance, impairment of long-lived assets, early termination of a lease, restructuring costs and employee severances. Excluding the fiscal year 1999 charges, the Company's general and administrative expenditures were $27.7 million, a decrease of $0.6 million, or 2%, compared to fiscal year 1998.

AMORTIZATION AND IMPAIRMENT OF IDENTIFIED INTANGIBLES

         Fiscal year 2000 amortization and impairment of intangibles was $39.5 million, an increase of $23.2 million, or 143%, compared to fiscal year 1999. The increase was principally the result of special charges for intangible asset impairment totaling $31.6 million. Excluding the special charges for fiscal years 2000 and 1999, amortization of identified intangibles decreased to $7.9 million, a decrease of $0.6 million or 7% from fiscal year 1999. The decrease was attributed to intangibles that were impaired in 1999.

         Fiscal year 1999 amortization and impairment of identified intangibles was $16.2 million, an increase of $10.2 million, or 170%, over fiscal year 1998 primarily due to charges of $7.7 million incurred in fiscal year 1999 due to impairment of intangibles. Excluding the fiscal year 1999 charges, our amortization of identified intangibles was $8.5 million, an increase of $2.5 million, or 42%, over fiscal year 1998 due to increased intangibles amortization resulting from acquisitions.

OPERATING INCOME

         The fiscal year 2000 loss from operations was $85.5 million, an improvement of $76.5 million, or 47%, compared to the loss in fiscal year 1999 primarily due to reductions in operating expenses and reductions in special charges from $139.0 million in fiscal year 1999 to $50.8 million in fiscal year 2000. Excluding these special charges, our loss from operations in fiscal year 2000 was $34.7 million.

         Fiscal year 1999 loss from operations was $162.0 million, a decrease of $239.4 million, or 309%, compared to fiscal year 1998 results, primarily due to $139.0 million of charges incurred in fiscal year 1999 discussed above. Excluding fiscal year 1999 charges, our loss from operations was $23.0 million, a decrease of $100.4 million, or 130%, compared to fiscal year 1998 earnings from operations of $77.4 million, primarily due to decreased sales and gross profit margins attributable to the decrease in demand for seismic equipment and the increased operating expenses.

INTEREST EXPENSE

         Interest expense was $826,000 in fiscal year 2000, a decrease of $71,000, or 8% from fiscal year 1999. Interest expense was $897,000 in fiscal year 1999, a decrease of $184,000, or 17% from the fiscal year 1998. The interest expense is attributed to our ten-year-term facilities financing and the decrease is a result of amortization of the principal amount of this debt.

INTEREST INCOME

         Fiscal year 2000 interest income was $4.9 million, a decrease of $3.1 million or 38% compared to fiscal year 1999. Interest income on customer notes receivable decreased by $5.1 million compared to fiscal year 1999 to $0.3 million due to impairments and other reductions in notes receivable balances. Income from investments increased $1.8 million to $4.7 million as a result of higher average cash balances on hand during the year.

         Fiscal year 1999 interest income was $8.0 million, an increase of $0.5 million or 6% compared to fiscal year 1998. Interest income on customer notes receivable decreased by $1.2 million compared to fiscal year 1998 to $5.1 million due to impairments and other reductions in notes receivable balances during the year. Income from investments increased $1.7 million to $2.9 million as a result of higher average cash balances on hand during the year.

INCOME TAX EXPENSE

         The effective tax rate for fiscal years 2000, 1999 and 1998 was approximately 7.6%, 32.0% and 32.0%, respectively. See Note 10 of Notes to Consolidated Financial Statements. In assessing the realizability of deferred income tax assets, we consider whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets become deductible. We consider the scheduled reversal of deferred income tax liabilities and projected future taxable income in making this assessment. In order to fully realize the deferred income tax assets, we will need to generate future taxable income of approximately $165 million over the next 20 years. Although we experienced significant losses in fiscal years 2000 and 1999, our taxable income for the years 1996 through 1998 aggregated approximately $128 million. Based on the level of historical income prior to fiscal year 1999 and our projections of future taxable income over the periods that the deferred income tax assets are deductible and the expiration date of the net operating loss carry-forward, we believe it is more likely than not that we will realize the benefits of the deferred income tax assets, net of the valuation allowance at May 31, 2000. The ultimate realization of the net deferred tax asset, prior to the expiration of the net operating loss carry-forward in the next 19-20 years, will require significant improvements in our results of operations from fiscal years 1999 and 2000 levels and a return to levels of profitability that existed prior to fiscal year 1999. The amount of deferred income tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry-forward period are reduced. If a reduction in the net deferred tax asset determined to be more likely than not realizable occurs in the near term, it is likely that this adjustment will have a material adverse effect on our results of operations. Finally, we do not expect to be in a position to recognize any deferred tax benefits in fiscal year 2001 if we incur losses, which may result in a negative impact when comparing quarterly results for fiscal year 2001 with fiscal year 2000.

PREFERRED STOCK DIVIDENDS

         Preferred stock dividends for fiscal year 2000 are related to our outstanding Series B and Series C Preferred Stock. The dividends are recognized as a charge to retained earnings at the rate of 8% per annum, compounded quarterly (of which 7% is accounted for as accrued dividends and 1% is paid as a quarterly cash dividend). The preferred stock dividend charge for fiscal year 2000 was $4.6 million. There were no preferred stock dividends for fiscal year 1999.

LIQUIDITY AND CAPITAL RESOURCES

         General. We have traditionally financed our operations from internally generated cash, working capital credit facilities and funds from equity financings. Our cash and cash equivalents were $99.2 million at May 31, 2000, an increase of $27.9 million, or 39%, as compared to fiscal year 1999. The increase is due to the August 1999 sale of 15,000 shares of Series C Preferred Stock in a privately negotiated transaction to SCF-IV L.P., for which we received net proceeds of approximately $14.8 million, and positive cash flows from operating activities for fiscal year 2000.

         Cash flows from operating activities before changes in working capital items were a negative $27.3 million for the year ended May 31, 2000. Cash flows from operating activities after changes in working capital items were $18.4 million for the year ended May 31, 2000, primarily due to reductions in notes receivable and inventories and collection of an income tax refund, offset in part by fiscal year 2000 operating losses and decreases in levels of accounts payable and accrued expenses. Cash flows from operating activities in fiscal year 1999 after changes in working capital items, were a negative $24.8 million. Our various working capital accounts can vary in amount substantially from period to period depending upon our levels of sales, product mix sold, demand for our products, percentages of cash versus credit sales, collection rates, inventory levels and general economic and industry factors.

         Cash flows used in investing activities were $3.1 million for the year ended May 31, 2000 compared to $15.6 million in the prior year. The decrease in cash used in investing activities is due to the fact that no cash was used for business acquisitions in fiscal year 2000, and reduced expenditures for property, plant and equipment.

         Cash flows from financing activities were $12.7 million for the year ended May 31, 2000, compared to $39.7 million in fiscal year 1999. The decrease in cash provided by financing activities is primarily due to the $14.8 million of net proceeds we received from the sale of 15,000 shares of Series C Preferred Stock to SCF-IV L. P. in August 1999. We received $39.5 million of net proceeds from the sale of 40,000 shares of Series B Preferred Stock to SCF-IV L. P. in May 1999.

         Long Term Indebtedness. In 1996, we obtained a $12.5 million ten-year term mortgage loan to finance the construction of our electronics manufacturing facility in Stafford, Texas. The loan is secured by land, buildings and improvements, including our executive and research and development headquarters as well as the adjacent manufacturing facility. The mortgage loan bears interest at the fixed rate of 7.875% per annum and is repayable in equal monthly installments of principal and interest of $151,439. The promissory note contains certain prepayment penalties. As of May 31, 2000, $9.0 million in indebtedness was outstanding under this mortgage loan.

         Capital Expenditures. Capital expenditures for property, plant and equipment totaled $3.1 million for fiscal year 2000 and are expected to aggregate $8.0 million for fiscal year 2001. The planned expenditures include the purchase of advanced manufacturing machinery and additional equipment for our rental fleet. We believe that the combination of our existing working capital, current cash in place and access to other financing sources will be adequate to meet our anticipated capital and liquidity requirements for the foreseeable future.

         Credit Agreement. We terminated our outstanding credit agreement during the first quarter of fiscal year 2000. While we believe that we would be able to negotiate a credit facility or facilities with similar lenders, we believe that the terms currently available would not be as advantageous as future terms may be when we may then require a facility. We do not anticipate the need for a credit facility at the present time, but anticipate securing a facility or facilities in the future at a time when the proposed terms are more likely to be more advantageous for us.

YEAR 2000

         We experienced no operational problems as a result of the change over of the date 1999 to 2000. We have not incurred to date, and do not expect to incur in the future, any material expenditures in connection with identifying, evaluating or remediating Year 2000 compliance issues. Most of our expenditures to date have related to the opportunity cost of time spent by our employees evaluating and remediating our Year 2000 issues for the hardware and software products sold by us, the information technology systems used in our operations and our non-IT Systems or embedded technology, such as building security, voice mail and other systems. We estimate that less than $250,000 was spent in the aggregate on our Year 2000 compliance efforts.

RECENT ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), as amended by SFAS No. 137 and SFAS No. 138, was issued by the Financial Accounting Standards Board in June 1998. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. We will adopt SFAS 133 beginning in fiscal year 2002. We do not expect the adoption of SFAS 133 will have a material effect on our financial condition or results of operation because we historically have not entered into derivative or other financial instruments for trading or speculative purposes nor do we use or intend to use derivative financial instruments or derivative commodity instruments.

         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB No. 101"). SAB No. 101 summarizes the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. We understand that the SEC staff is preparing a document to address significant implementation issues related to SAB No. 101. To the extent that SAB No. 101 ultimately changes our revenue recognition practices, we are required to adopt SAB No. 101 no later than the quarter beginning March 1, 2001, with any cumulative effect adjustment computed as of June 1, 2000. We cannot determine the potential impact that SAB No. 101 may have on our consolidated financial position or results of operations at this time. Additionally, we have not determined if we will adopt SAB No. 101 early.

         In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation: an Interpretation of APB Opinion No. 25. Among other issues, Interpretation No. 44 clarifies the application of Accounting Principles Board Opinion No. 25 (APB No. 25) regarding
(a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan,
(c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock options in a business combination. The provisions of Interpretation No. 44 affecting us are to be applied on a prospective basis effective July 1, 2000.


OTHER FACTORS

         Market Conditions. Demand for our products is dependent upon the level of worldwide oil and gas exploration and development activity and the availability of seismic information in seismic libraries. Exploration and development activity is primarily dependent upon oil and gas prices, which have been subject to wide fluctuation in recent years. During fiscal years 2000 and 1999, our financial performance was adversely impacted by the deterioration in the seismic services industry. This deterioration resulted from, among other things, a widespread downturn in exploration activity due to a decline in energy prices from October 1997 to February 1999, consolidation among energy producers and oilfield services firms and an oversupply of speculative seismic data and current-generation seismic instrumentation in the field. Despite the recovery in commodity prices, the factors of increased competition and pricing pressures and the oversupply of seismic data and current-generation instrumentation have resulted in continued weak demand for our seismic data acquisition equipment.

         Credit Risk. A continuation of weak demand for the services of our customers will further strain the revenues and cash resources of our customers, thereby resulting in lower sales levels and a higher likelihood of defaults in the customers' timely payment of their obligations under our credit sales arrangements. Increased levels of payment defaults with respect to our credit sales arrangements could have a material adverse effect on our results of operations.

         Our combined gross trade accounts receivable and trade notes receivable balance as of May 31, 2000 from customers in Russia and other former Soviet Union countries was approximately $15.1 million and was approximately $9.5 million from customers in Latin American countries. As of May 31, 2000 the total allowance for doubtful accounts (foreign and US) was $1.6 million and the allowance for loan losses was $13.7 million. During fiscal year 2000, there were $16.4 million of sales to customers in Russia and other former Soviet Union countries (substantially all based on cash sales backed by irrevocable letters of credit), $1.9 million of sales to customers in Latin American countries and $19.8 million of sales to customers in China. All terms of sale for these foreign receivables are denominated in US dollars. Russia and certain Latin America countries have experienced economic problems and uncertainties and devaluations of their currencies in recent years. To the extent that economic conditions in the Former Soviet Union, Latin America, China or elsewhere negatively affect future sales to our customers in those regions or the collectibility of our existing receivables, our future results of operations, liquidity and financial condition may be adversely affected.

         See Note 3 and Note 9 of the Notes to Consolidated Financial Statements and "- Cautionary Statement for Purposes of Forward-Looking Statements - Continuation of Downturn in Seismic Services Industry Will Adversely Affect Results of Operations and Financial Condition," "- Significant Payment Defaults Under Sales Arrangements Could Adversely Affect the Company" and "- Risk from Significant Amount of Foreign Sales Could Adversely Affect Results of Operations".

         Conversion to the Euro Currency. On January 1, 1999, certain members of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency, the Euro. We own facilities and manufacture components for our systems in one member country. The transition period for the introduction of the Euro is between January 1, 1999 and June 30, 2002. We continue to address the issues involved with the introduction of the Euro. The more important issues facing us include: converting information technology systems; reassessing currency risk; and processing tax and accounting records.

         Based on our progress to date in reviewing this matter, and the fact that our sales to customers are denominated in US dollars, we believe that the introduction of the Euro has not and will not have a significant impact on the manner in which we conduct our business affairs and process our business and accounting records. Therefore, we anticipate that conversion to the Euro should not have a material effect on our financial condition or results of operations.

CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD-LOOKING STATEMENTS

         Certain information contained in this Annual Report on Form 10-K (including statements contained in Item 1. "Business", Item 3. "Legal Proceedings" and Item 7. "Management's Discussion and Analysis of Results of Operation and Financial Condition"), as well as other written and oral statements made or incorporated by reference from time to time by us and our representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and are subject to the "Safe Harbor" provisions of that section. This information includes, without limitation, statements concerning future results of operation, future revenues, future costs and expenses, future margins and write-downs and special charges and savings and benefits therefrom; anticipated capabilities of products planned or under development; future demand for our products; anticipated product releases and technological advances; the future mix of business and future asset recoveries; the realization of deferred tax assets; the effect of changes in accounting standards on our results of operation and financial condition; the effect of the Euro's introduction; the Company's Year 2000 issues; the inherent unpredictability of adversarial proceedings and other contingent liabilities; future capital expenditures and our future financial condition; future energy industry and seismic services industry conditions; and world economic conditions, including that in Former Soviet Union, Latin America and Asian countries. These statements are based on current expectations and involve a number of risks and uncertainties, including those set forth below and elsewhere in this Annual Report on Form 10-K. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct.

         When used in this report, the words "anticipate," "estimate," "expect," "may," "project" and similar expressions are intended to be among the statements that identify forward-looking statements. Important factors which could affect our actual results and cause actual results to differ materially from those results which might be projected, forecast, estimated or budgeted by us in such forward-looking statements include, but are not limited to, the following:

         CONTINUATION OF DOWNTURN IN SEISMIC SERVICES INDUSTRY WILL ADVERSELY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION. Demand for our products is dependent upon the level of worldwide oil and gas exploration and development activity. This activity in turn is primarily dependent upon oil and gas prices, which have been subject to wide fluctuation in recent years in response to changes in the supply and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control. Worldwide oil prices declined from October 1997 and remained at lower levels through February 1999. Despite the recovery in commodity prices, energy producers' continuing concerns over the sustainability of higher prices for hydrocarbon production resulted in lower exploration budgets by energy companies, which has resulted in weak demand for our seismic data acquisition equipment. Other factors which have negatively impacted demand for our products have been the weakened financial condition of many of our customers, consolidations among energy producers and oilfield service and equipment providers, an oversupply in the marketplace of current-generation seismic equipment, a current industry-wide oversupply of "spec" seismic data, pricing pressures from our competitors and customers, and the destabilized economies in many developing countries. Despite higher prices for oil and natural gas since February 1999, it is expected that any turnaround for the seismic equipment market will occur later than for other sectors of the energy services industry.

         It is impossible to predict the length of the downturn for the seismic equipment market with any certainty. A further prolonged downturn in market demand for our products will have a material adverse effect on our results of operation and financial condition. No assurances can be given as to future levels of worldwide oil and natural gas prices, the future level of activity in worldwide oil and gas exploration and development and their relationship(s) to the demand for our products. Additionally, no assurances can be given that our efforts to reduce and contain costs will be sufficient to offset the effect of the expected continued lower levels of our net sales until industry conditions improve.

         FAILURE TO DEVELOP PRODUCTS AND KEEP PACE WITH TECHNOLOGICAL CHANGE WILL ADVERSELY AFFECT RESULTS OF OPERATIONS. The markets for our product lines are characterized by rapidly changing technology and frequent product introductions. Whether we can develop and produce successfully, on a timely basis, new and enhanced products that embody new technology, meet evolving industry standards and practice, and achieve levels of capability and price that are acceptable to our customers, will be significant factors in our ability to compete in the future. During the third quarter of fiscal year 2000, we recorded $8.7 million of inventory charges primarily related to our decision then to commercialize VectorSeis(TM) digital sensor products having higher technical standards than the products we had previously produced. We had previously decided to commercialize earlier-stage VectorSeis(TM) products, which subsequently were proven not to be commercially feasible based on data gathered from VectorSeis(TM) digital sensor surveys, the anticipated longer-term market recovery for new seismic instrumentation and then-current and expected market conditions.

         There can be no assurance that we will not encounter resource constraints or technical or other difficulties that could delay introduction of new products in the future. No assurances can be given as to whether any new products incorporating the VectorSeis(TM) digital sensor (or any other of our technology product introductions or enhancements) will be commercially feasible or accepted in the marketplace by our present or future customers. If we are unable, for technological or other reasons, to develop competitive products in a timely manner in response to changes in the seismic data acquisition industry or other technological changes, our business and operating results will be materially and adversely affected. In addition, our continuing development of new products inherently carries the risk of inventory obsolescence with respect to our older products. Updates and upgrades in our product offerings through newly introduced products and product lines, whether internally developed or obtained through acquisitions, carry with them the potential for customer concerns of product reliability, which may have the effect of lessening customer demand for those products.

         PRESSURE FROM COMPETITORS COULD ADVERSELY AFFECT RESULTS OF OPERATIONS. The market for seismic data acquisition systems and seismic instrumentation is highly competitive and is characterized by continual and rapid changes in technology. Our principal competitors for land seismic equipment are, among others: Fairfield Industries; Geo-X Systems, Limited; JGI Incorporated; OYO Geospace Corporation; and Societe d'Etudes Recherches et Construction Electroniques (Sercel), an affiliate of Compagnie General de Geophysique (CGG). Our principal marine seismic competitors are, among others, Bolt Technology Corporation; GeoScience Corporation (GSI), an affiliate of CGG; Teledyne Brown Engineering, an affiliate of Allegheny Teledyne Company; and Thomson Marconi Sonar P/L. Unlike us, Sercel and GSI possess the advantage of being able to sell to an affiliated seismic contractor.

         Competition in the industry is expected to intensify and could adversely affect our future results. Several of our competitors have greater name recognition, more extensive engineering, manufacturing and marketing capabilities, and greater financial, technological and personnel resources than those available to us. In addition, certain companies in the industry have expanded and improved their product lines or technologies in recent years. There can be no assurance that we will be able to compete successfully in the future with existing or new competitors. Pressures from competitors offering lower-priced products or products employing new technologies could result in future price reductions and lower margins for our products.

         A continuing trend toward consolidation, concentrating buying power in the oil field services industry, will have the effect of adversely affecting the demand for our products and services.

         RISK FROM SIGNIFICANT AMOUNT OF FOREIGN SALES COULD ADVERSELY AFFECT RESULTS OF OPERATIONS. Sales outside the United States have historically accounted for a significant part of our net sales. Foreign sales are subject to special risks inherent in doing business outside of the United States, including the risk of war, civil disturbances, embargo, and government activities, which may disrupt markets and affect operating results. Foreign sales are also generally subject to the risks of compliance with additional laws, including tariff regulations and import/export restrictions. U.S. technology export restrictions may affect the types and specifications of products we may export. We are, from time to time, required to obtain export licenses and there can be no assurance that we may not experience difficulty in obtaining such licenses as may be required in connection with export sales.

         Demand for our products from customers in developing countries (including Russia and other Former Soviet Union countries as well as certain Latin American and Asian countries, including China) is difficult to predict and can fluctuate significantly from year to year. We believe that these changes in demand result primarily from the instability of economies and governments in certain developing countries, changes in internal laws and policies affecting trade and investment, and because those markets are only beginning to adopt new technologies and establish purchasing practices. These risks may adversely affect our future operating results and financial position. In addition, sales to customers in developing countries on extended terms present heightened credit risks for us, for the reasons discussed above. See, in particular above, "- Other Considerations" for further information concerning these risks in those countries.

         We are also required to convert to the Euro currency at our facility located in one of the European Union member countries and although we do not currently anticipate any problems with such conversion, there can be no assurances that the problems actually encountered by us in the Euro conversion will not be more pervasive than those anticipated by management.

         DEPENDENCE ON KEY AND TECHNICAL PERSONNEL. Our success depends upon the continued contributions of our personnel, particularly our management personnel, many of whom would be difficult to replace. Our success will depend on our abilities to attract and retain skilled employees. Changes in personnel, particularly technical personnel, therefore, could adversely affect operating results. In addition, continued changes in management personnel could have a disruptive effect on employees which could, in turn, adversely affect operating results.

         LOSS OF SIGNIFICANT CUSTOMERS WILL ADVERSELY AFFECT US. A relatively small number of customers have accounted for most of our net sales, although the degree of sales concentration with any one customer has varied from fiscal year to year. During fiscal years 2000, 1999 and 1998 the three largest customers in each of those years accounted for 41%, 52% and 43%, respectively, of our net sales. The loss of these customers or a significant reduction in their equipment needs could have a material adverse effect on our net sales and results of operations.

         SIGNIFICANT PAYMENT DEFAULTS UNDER SALES ARRANGEMENTS COULD ADVERSELY AFFECT THE COMPANY. We sell to many customers on extended-term arrangements. Significant payment defaults by customers could have a material adverse effect on our financial position and results of operations.

         RISKS RELATED TO GROSS MARGIN. Our gross margin percentage is a function of the product mix sold in any period. Increased sales of lower margin equipment and related components in the overall sales mix may result in lower gross margins. Other factors, such as heightened price competition, unit volumes, inventory obsolescence, increased warranty costs and other product related contingencies, changes in sales and distribution channels, shortages in components due to untimely supplies or inability to obtain items at reasonable prices, unavailability of skilled labor and manufacturing under-absorption due to low production volumes, may also continue to affect the cost of sales and the fluctuation of gross margin percentages in future periods and results of operations.

         RISKS RELATED TO YEAR 2000 ISSUES. The problems actually encountered by us with regards to Year 2000 issues may be more pervasive than those encountered to date or anticipated by management, and if so, could have adverse effects on our operations, results of operations or financial condition. See "- Year 2000."

         FAILURE TO PROTECT INTELLECTUAL PROPERTY WILL ADVERSELY AFFECT OUR OPERATIONS. We believe that technology is a primary basis of competition in the industry. Although we currently hold certain intellectual property rights relating to our product lines, there can be no assurance that these rights will not be challenged by third parties or that we will obtain additional patents or other intellectual property rights in the future. Additionally, there can be no assurance that our efforts to protect our trade secrets will be successful or that others will not independently develop products similar to our products or design around any of the intellectual property rights owned by us, or that we will be precluded by others' patent claims.

         DISRUPTION IN VENDOR SUPPLIES WILL AFFECT FINANCIAL RESULTS. Our manufacturing process requires a high volume of quality components. Certain components used by us are currently provided by only one supplier. In the future, we may, from time to time, experience supply or quality control problems with our suppliers, and such problems could significantly affect our ability to meet production and sales commitments. Our reliance on certain suppliers, as well as industry supply conditions generally, involve several risks, including the possibility of a shortage or a lack of availability of key components, suppliers' Year 2000 non-compliance, increases in component costs and reduced control over delivery schedules, any of which could adversely affect our future financial results.

         RISKS RELATED TO GOVERNMENT REGULATIONS AND PRODUCT CERTIFICATION. Our operations are also subject to laws, regulations, government policies, and product certification requirements worldwide. Changes in such laws, regulations, policies, or requirements could affect the demand for our products or result in the need to modify products, which may involve substantial costs or delays in sales and could have an adverse effect on our future operating results. Certain countries are subject to restrictions, sanctions and embargoes imposed by the US Government. These restrictions, sanctions and embargoes prohibit or limit us and our domestic subsidiaries from participating in certain business activities in those countries. These constraints may adversely affect our opportunities for business in those countries.

         RISKS RELATED TO TIMING OF PRODUCT SHIPMENTS COULD RESULT IN SIGNIFICANT QUARTERLY FLUCTUATIONS. Due to the relatively high sales price of many of our products and relatively low unit sales volume, the timing in the shipment of systems and the mix of products sold can produce fluctuations in quarter-to-quarter financial performance. One of the factors, which may affect our operating results from time to time, is that a substantial portion of our net sales in any period may result from shipments during the latter part of a period. Because we establish our sales and operating expense levels based on our operational goals, if shipments in any period do not meet goals, net sales and net earnings may be adversely affected.

         STOCK VOLATILITY AND ABSENCE OF DIVIDENDS MAY ADVERSELY AFFECT OUR STOCK PRICE. In recent years, the stock market in general and the market for energy and technology stocks in particular, including our Common Stock, have experienced extreme price fluctuations. The sales price for our Common Stock has declined from $22 per share at May 29, 1998 to $7 7/8 per share at May 31, 2000 (based on New York Stock Exchange composite tape closing sales prices). There is a risk that future stock price fluctuations could impact our operations. Continued depressed prices for our Common Stock (and further price declines) could affect our ability to successfully attract and retain qualified personnel, complete desirable business combinations or accomplish financing or similar transactions in the future. We have historically not paid, and do not intend to pay in the foreseeable future, cash dividends on our Common Stock.

         RISKS RELATED TO ACQUISITIONS. We may make further acquisitions in the future. Acquisitions require significant financial and management resources both at the time of the transaction and during the process of integrating the newly acquired business into our operations. Our operating results could be adversely affected if we are unable to successfully integrate these new companies into our operations. Structural changes in our internal organization, which may result from acquisitions, may not always produce the desired financial or operational results.

         Certain acquisitions or strategic transactions may be subject to approval by the other party's shareholders, United States or foreign governmental agencies, or other third parties. Accordingly, there is a risk that important acquisitions or transactions could fail to be concluded as planned. Future acquisitions by us could also result in issuance of equity securities or the rights associated with the equity securities, which could potentially dilute our earnings per share. In addition, future acquisitions could result in the incurrence of additional debt, taxes, or contingent liabilities, and amortization expenses related to goodwill and other intangible assets. These factors could adversely affect our future operating results and financial position.

         THE FOREGOING REVIEW OF FACTORS PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 SHOULD NOT BE CONSTRUED AS EXHAUSTIVE. IN ADDITION TO THE FOREGOING, WE WISH TO REFER READERS TO OTHER FACTORS DISCUSSED ELSEWHERE IN THIS REPORT AS WELL AS OUR OTHER FILINGS AND REPORTS WITH THE SECURITIES AND EXCHANGE COMMISSION FOR A FURTHER DISCUSSION OF RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE THE RESULT OF ANY REVISIONS TO ANY SUCH FORWARD-LOOKING STATEMENTS, WHICH MAY BE MADE TO REFLECT THE EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We may be, from time to time, exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We traditionally have not entered into derivative or other financial instruments for trading or speculative purposes nor do we use or intend to use derivative financial instruments or derivative commodity instruments. We are not currently a borrower under any material credit arrangements which feature fluctuating interest rates. Our market risk could arise from changes in foreign currency exchange rates. Our sales and financial instruments are principally denominated in US dollars.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements required by this item begin at page F-1 hereof.

         Form 11-K Information. Pursuant to Rule 15d-21 promulgated under the Securities Exchange Act of 1934, as amended, we will file as an amendment to this Annual Report on Form 10-K the information, financial statements and exhibits required by Form 11-K with respect to the Input/Output, Inc. Employee Stock Purchase Plan.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 2000 Annual Meeting of Stockholders under the captions "Management" and "Voting and Stock Ownership of Management and Principal Stockholders" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 2000 Annual Meeting of Stockholders under the caption "Remuneration of Directors and Officers" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is contained in our definitive Proxy Statement to be distributed in connection with our 2000 Annual Meeting of Stockholders under the caption "Voting and Stock Ownership of Management and Principal Stockholders" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is contained in our definitive proxy statement to be distributed in connection with our 2000 Annual Meeting of Stockholders under the captions "Remuneration of Directors and Officers - Employment and Consulting Agreements" and "Certain Transactions" and is incorporated herein by reference.

                                     PART IV

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

     (3)  Exhibits:

         3.1      Amended and Restated Certificate of Incorporation, filed as
                  Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995 and incorporated herein by reference.

         3.2 Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated October 11, 1996, filed as
                  Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997 and incorporated herein by reference.

         3.3 Amended and Restated Bylaws, filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995 and incorporated herein by reference.

         3.4 Amendment No. 1 to the Amended and Restated Bylaws of the Company, dated September 13, 1999, filed as exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999 and incorporated herein by reference.

         4.1 Form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock of Input/Output, Inc., filed as
                  Exhibit 2 to the Company's Registration Statement on Form 8-A dated January 27, 1997 (attached as Exhibit 1 to the Rights Agreement referenced in Exhibit 10.24) and incorporated herein by reference.

         4.2 Form of Certificate of Designation, Preferences and Rights of Series B Preferred Stock of Input/Output, Inc., filed as
                  Exhibit 4.1 to the Company's Form 8-K dated April 21, 1999 and incorporated herein by reference.

         4.3 Form of Certificate of Designation, Preferences and Rights of Series C Preferred Stock of Input/Output, Inc., filed as
                  Exhibit 4.2 to the Company's Form 8-K dated April 21, 1999 and incorporated herein by reference.

         10.2 Royalty Agreement, dated November 6, 1992, between I/O Sensors, Inc., Triton and Triton Technologies, Inc., filed as exhibit 10.2 to the Company's 10-K for fiscal year ended May 31, 1999 and incorporated herein by reference.

       **10.3 1990 Restricted Stock Plan, filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995 and incorporated herein by reference.

       **10.4     Amended and Restated 1990 Stock Option Plan, filed as Exhibit
                  4.2 to the Company's Registration Statement on Form S-8 (Registration No. 333-80299), filed with the Securities and Exchange Commission on June 9, 1999 and incorporated herein by reference.

       **10.5     Input/Output, Inc. 1996 Management Incentive Program, filed as
                  Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997 and incorporated herein by reference.

         10.6 Input/Output, Inc. 401(k) Plan, filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995 and incorporated herein by reference.

       **10.7 Amended Directors Retirement Plan, filed as Exhibit 10.7 to the Company's Annual Report on form 10-K for the fiscal year ended May 31, 1997 and incorporated herein by reference.

       **10.8 Amended and Restated 1991 Directors Stock Option Plan, filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Registration No. 33-85304) filed with the Securities and Exchange Commission on October 19, 1994, and incorporated herein by reference.

       **10.9 Amendment to the Amended and Restated 1991 Directors Stock Option Plan, filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997 and incorporated herein by reference.

      **10.10 Supplemental Executive Retirement Plan, filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997 and incorporated herein by reference.

      **10.11 Amendment No. 1 to the Company's Supplemental Executive Retirement Plan, effective January 17, 1997, filed as Exhibit
                  10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997 and incorporated herein by reference.

       **10.12    Supplemental Executive Retirement Trust, filed as Exhibit
                  10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997 and incorporated herein by reference.

       **10.13 Amendment No. 1 to the Company's Supplemental Executive Retirement Trust, effective January 17, 1998, filed as Exhibit
                  10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997 and incorporated herein by reference.

         10.20 Promissory Note dated August 29, 1996 executed by IPOP Management, Inc. to the order of The Variable Annuity Life Insurance Company, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1996 and incorporated herein by reference.

         10.21 Master Commercial Lease Agreement dated August 29, 1996, by and between IPOP Management, Inc. and The Variable Annuity Life Insurance Company, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1996 and incorporated herein by reference.

         10.22 Limited Guaranty dated August 29, 1996, executed by Input/Output, Inc., filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1996 and incorporated herein by reference.

       **10.23 Input/Output, Inc. Amended and Restated 1996 Non-Employee Director Stock Option Plan, filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Registration No. 333-80299), filed with the Securities and Exchange Commission on June 9, 1999 and incorporated herein by reference.

         10.24 Rights Agreement, dated as of January 17, 1997, by and between Input/Output, Inc. and Harris Trust and Savings Bank, as Rights Agent, including exhibits thereto, filed as Exhibit 4 to the Company's Form 8-A dated January 27, 1997 and incorporated herein by reference.

         10.25    Input/Output, Inc. Employee Stock Purchase Plan, filed as
                  Exhibit 4.4 to the Company's Registration Statement on Form S-8 (Registration No. 333-24125) filed with the Securities and Exchange Commission on March 18, 1997 and incorporated herein by reference.

         10.31 Purchase Agreement by and between the Company and SCF-IV, L.P. dated April 21, 1999, filed as Exhibit 10.1 to the Company's Form 8-K dated April 21, 1999 and incorporated herein by reference.

         10.32 Registration Rights Agreement by and between the Company and SCF-IV, L.P. dated May 7, 1999, filed as Exhibit 10.2 to the Company's Form 8-K dated April 21, 1999 and incorporated herein by reference.

         10.33 First Amendment to Rights Agreement by and between the Company and Harris Trust and Savings Bank as Rights Agent, dated April 21, 1999, filed as Exhibit 10.3 to the Company's Form 8-K dated April 21, 1999 and incorporated herein by reference.

         10.35 Registration Rights Agreement by and among the Company and The Laitram Corporation, dated November 16, 1998, filed as Exhibit
                  99.2 to the Company's Form 8-K dated November 16, 1998 and incorporated herein by reference.

         10.36    Input/Output, Inc. 1998 Restricted Stock Plan, filed as
                  Exhibit 4.7 to the Company's Registration Statement on Form S-8 (Registration No. 333-80297), filed with the Securities and Exchange Commission on June 9, 1999 and incorporated herein by reference.

         10.37 Employee Agreement by and between the Company and Axel M. Sigmar, dated August 17, 1999, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999, and incorporated herein by reference.

         10.38 Amendment No. 3 to the Input/Output, Inc. Supplemental Executive Retirement Plan, dated August 23, 1999, filed as
                  Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999, and incorporated herein by reference.

         10.39 Amendment No. 2 to the Input/Output, Inc. Amended and Restated 1991 Directors Stock Plan, dated September 13, 1999, filed as
                  Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999, and incorporated herein by reference.

         10.40 Amendment No. 1 to the Input/Output, Inc. Amended and Restated 1996 Non-Employee Director Stock Option Plan, dated September 13, 1999, filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999, and incorporated herein by reference.

         10.41 Consulting and Collection Agreement by and between the Company and Robert P. Brindley, dated October 7, 1999, filed as
                  Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999, and incorporated herein by reference.

         10.42 Consulting Agreement by and between the Company and Sam K. Smith, dated August 10, 1999, filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999, and incorporated herein by reference.

      ***10.43 Input/Output, Inc. Annual Incentive Plan, dated effective November 3, 1999.

      ***10.44 Employment Agreement by and between the Company and Timothy J. Probert dated effective as of March 1, 2000.

      ***10.45 Input/Output, Inc. 2000 Restricted Stock Plan, effective as of March 13, 2000.

        *21.1     Subsidiaries of the Company.

        *23.1     Consent of KPMG LLP.

        *24.1 The Power of Attorney is set forth on the signature page hereof.

        *27.1     Financial Data Schedule (included in EDGAR copy only).

        99.1 Information required by Form 11-K with respect to the Input/Output, Inc. Employee Stock Purchase Plan will be filed as an amendment to this Annual Report on Form 10-K within 120 days of the end of the fiscal year of the plan (i.e. June 30) as permitted by Rule 15d-21 under the Securities Exchange Act of 1934, as amended.

*        Filed herewith.

**       Management contract or compensatory plan or arrangement.

***      Management contract or compensatory plan or arrangement filed herewith.

(b)      REPORTS ON FORM 8-K

         There were no Current Reports on Form 8-K filed during the fiscal year ended May 31, 2000.

(c)      EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K.

         Reference is made to subparagraph (a) (3) of this Item 14 which is incorporated herein by reference.

(d)      NOT APPLICABLE.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED IN THE CITY OF STAFFORD, STATE OF TEXAS, ON AUGUST 17, 2000.

Input/Output, Inc.

By /s/ Timothy J. Probert
-----------------------------------
PRESIDENT & CHIEF EXECUTIVE OFFICER

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Timothy J. Probert and C. Robert Bunch and each of them, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and re-substitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all documents relating to the Annual Report on Form 10-K, including any and all amendments and supplements thereto, for the fiscal year ended May 31, 2000, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS ANNUAL REPORT ON FORM 10-K HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

               NAME                                     CAPACITIES                                 DATE
               ----                                     ----------                                 ----
/s/ James M. Lapeyre, Jr.                    Director and Chairman of the Board                August 17, 2000
---------------------------------------
          JAMES M. LAPEYRE, JR.

/s/ Timothy J. Probert                       Director, President and                           August 17, 2000
---------------------------------------      Chief Executive Officer
         TIMOTHY J. PROBERT

/s/ C. Robert Bunch                          Vice President and                                August 17, 2000
---------------------------------------      Chief Administrative Officer
             C. ROBERT BUNCH                 (Principal Financial and
                                             Accounting Officer)


/s/ Robert P. Brindley                       Director                                          August 17, 2000
---------------------------------------
           ROBERT P. BRINDLEY

/s/ Ernest E. Cook                           Director                                          August 17, 2000
---------------------------------------
             ERNEST E. COOK

/s/ Theodore H. Elliott, Jr.                 Director                                          August 17, 2000
---------------------------------------
        THEODORE H. ELLIOTT, JR.

/s/ David C. Baldwin                         Director                                          August 17, 2000
---------------------------------------
            DAVID C. BALDWIN

/s/ William F. Wallace                       Director                                          August 17, 2000
---------------------------------------
           WILLIAM F. WALLACE

/s/ Robert Peebler                           Director                                          August 17, 2000
---------------------------------------
            ROBERT P. PEEBLER

/s/ Sam K. Smith                             Director                                          August 17, 2000
---------------------------------------
              SAM K. SMITH

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Input/Output, Inc. and Subsidiaries:                                                         Page
                                                                                             ----
         Independent Auditors' Report.....................................................    F-2

         Consolidated Balance Sheets

              - May 31, 2000 and 1999.....................................................    F-3

         Consolidated Statements of Operations

              - Years Ended May 31, 2000, 1999 and 1998...................................    F-4

         Consolidated Statements of Stockholders' Equity and Comprehensive Loss

              - Years Ended May 31, 2000, 1999 and 1998...................................    F-5

         Consolidated Statements of Cash Flows

              - Years Ended May 31, 2000, 1999 and 1998...................................    F-7

         Notes to Consolidated Financial Statements.......................................    F-8

         Schedule II - Valuation and Qualifying Accounts..................................   F-29

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

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Input/Output, Inc. and subsidiaries as of May 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                   KPMG LLP

Houston, Texas
July  17, 2000

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                                                                  May 31,
                                                                                                         ------------------------
Current assets:                                                                                             2000          1999
                                                                                                         ---------      ---------
   Cash and cash equivalents .......................................................................     $  99,210      $  71,309
   Restricted cash .................................................................................         1,006          3,831
   Trade accounts receivable, less allowance for doubtful accounts of
     $1,566 and $20,916 in 2000 and 1999, respectively .............................................        24,944         21,617
   Trade notes receivable, less allowance for loan loss of $13,379 and $25,518 in
     2000 and 1999, respectively ...................................................................        12,224         21,907
   Income taxes receivable .........................................................................           705         15,000
   Inventories, net ................................................................................        69,185         95,825
   Deferred income tax asset, net ..................................................................        13,459         27,568
   Prepaid expenses ................................................................................         1,274          1,495
                                                                                                         ---------      ---------
           Total current assets ....................................................................       222,007        258,552
Long-term trade notes receivable, less allowance for loan loss of $339 and $3,260 in
2000 and 1999, respectively ........................................................................         6,013         17,616
Deferred income tax asset, net .....................................................................        41,393         18,739
Property, plant and equipment, net .................................................................        58,419         62,979
Goodwill, net of accumulated amortization of $27,531 and
   $21,341 in 2000 and 1999, respectively ..........................................................        49,256         87,558
Other assets, net ..................................................................................         4,681          6,304
                                                                                                         ---------      ---------
           Total assets ............................................................................     $ 381,769      $ 451,748
                                                                                                         =========      =========

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable, principally trade .............................................................     $   8,011      $  10,526
   Current installments of long-term debt ..........................................................         1,154          1,067
   Accrued expenses ................................................................................        29,430         33,347
                                                                                                         ---------      ---------
           Total current liabilities ...............................................................        38,595         44,940
Long-term debt .....................................................................................         7,886          8,947
Other liabilities ..................................................................................           273            887
Commitments and contingencies
Stockholders' equity:
Cumulative convertible preferred stock, $.01 par value; authorized
5,000,000 shares; issued and outstanding 55,000 in 2000 (liquidation
value of $55.0 million) and 40,000 shares in 1999 ..................................................             1             --
Common stock, $.01 par value; authorized 100,000,000 shares;
outstanding 50,744,180 shares in 2000 and 50,663,358 shares in 1999 ................................           510            507
Additional paid-in capital .........................................................................       348,743        327,845
Retained earnings (deficit) ........................................................................        (6,065)        72,455
Accumulated other comprehensive loss ...............................................................        (5,427)        (3,549)
Treasury stock, at cost, 232,500 shares in 2000 ....................................................        (1,651)            --
Unamortized restricted stock compensation ..........................................................        (1,096)          (284)
                                                                                                         ---------      ---------
    Total stockholders' equity .....................................................................       335,015        396,974
                                                                                                         ---------      ---------
           Total liabilities and stockholders' equity ..............................................     $ 381,769      $ 451,748
                                                                                                         =========      =========


          See accompanying notes to consolidated financial statements.

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                    Years ended May 31,
                                                                      ------------------------------------------------
                                                                           2000              1999              1998
                                                                      ------------      ------------      ------------
Net sales .......................................................     $    121,454      $    197,415      $    385,861

Cost of sales ...................................................          106,642           205,215           226,514
                                                                      ------------      ------------      ------------

         Gross profit (loss) ....................................           14,812            (7,800)          159,347
                                                                      ------------      ------------      ------------

Operating expenses:
   Research and development .....................................           28,625            42,782            32,957
   Marketing and sales ..........................................           10,284            14,193            14,646
   General and administrative ...................................           21,885            80,932            28,295
   Amortization and impairment of intangibles ...................           39,488            16,247             6,008
                                                                      ------------      ------------      ------------
         Total operating expenses ...............................          100,282           154,154            81,906
                                                                      ------------      ------------      ------------

Earnings (loss) from operations .................................          (85,470)         (161,954)           77,441

Interest expense ................................................             (826)             (897)           (1,081)
Interest income .................................................            4,930             7,981             7,517
Other income (expense) ..........................................            1,306              (370)             (202)
                                                                      ------------      ------------      ------------

Earnings (loss) before income taxes .............................          (80,060)         (155,240)           83,675

Income tax (benefit) expense ....................................           (6,097)          (49,677)           26,776
                                                                      ------------      ------------      ------------

Net earnings (loss) .............................................          (73,963)         (105,563)           56,899

Preferred dividend ..............................................            4,557                --                --
                                                                      ------------      ------------      ------------

Net earnings (loss) applicable to common stock ..................     $    (78,520)     $   (105,563)     $     56,899
                                                                      ============      ============      ============

Basic earnings (loss) per common share ..........................     $      (1.55)     $      (2.17)     $       1.29
                                                                      ============      ============      ============
Weighted average number of common shares outstanding ............       50,716,378        48,540,143        43,962,349

Diluted earnings (loss) per common share ........................     $      (1.55)     $      (2.17)     $       1.28
                                                                      ============      ============      ============

Weighted average number of diluted common shares outstanding ....       50,716,378        48,540,143        44,430,109
                                                                      ============      ============      ============


          See accompanying notes to consolidated financial statements.

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
                     YEARS ENDED MAY 31, 2000, 1999 AND 1998
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                           Common Stock                Preferred Stock        Additional
                                                     --------------------------   ------------------------     paid-in
                                                      Shares          Amount        Shares        Amount       capital
                                                     -----------    -----------   -----------   -----------   -----------
Balance at May 31, 1997.............................  43,280,851    $       433            --   $        --   $   218,973
Comprehensive earnings:
Net earnings........................................          --             --            --            --            --
Other comprehensive earnings (loss):
  Translation adjustment............................          --             --            --            --            --
  Equity reduction for Outside
Directors Retirement Plan...........................          --             --            --            --            --

Total comprehensive earnings........................

Amortization of restricted stock compensation.......          --             --            --            --            --
Issuance of restricted stock awards.................      53,000              1                                     1,572
Issuance of stock in conjunction with
business acquisition................................     320,555              3            --            --         6,372
Exercise of stock options and related tax benefits..     866,683              8            --            --        12,858
Issuance of stock for the Employee
Stock Purchase Plan.................................      63,545              1            --            --           971
                                                     -----------    -----------   -----------   -----------   -----------


Balance at May 31, 1998.............................  44,584,634            446            --            --       240,746
Comprehensive loss:
Net loss............................................          --             --            --            --            --
Other comprehensive loss:
Translation adjustment..............................          --             --            --            --            --
  Equity reduction for Outside
Directors Retirement Plan...........................          --             --            --            --            --

Total comprehensive loss

Amortization of restricted
  stock compensation................................          --             --            --            --            --
Issuance of restricted stock awards.................      42,500             --            --            --           329
Issuance of stock in conjunction with
business acquisition................................   5,794,000             58            --            --        45,715
Preferred stock offering............................          --             --        40,000            --        39,452
                                                     -----------    -----------   -----------   -----------   -----------

                                                                   Accumulated                   Unamortized
                                                                      other                      restricted      Total
                                                        Retained   Comprehensive    Treasury      stock       Stockholders'
                                                        earnings       loss           Stock    compensation     equity
                                                     -----------   -------------  -----------  -------------  -------------
Balance at May 31, 1997............................  $   121,119    $    (1,676)  $        --  $      (235)   $   338,614
Comprehensive earnings:
Net earnings.......................................       56,899             --            --           --         56,899
Other comprehensive earnings (loss):
  Translation adjustment...........................           --           (390)           --           --           (390)
  Equity reduction for Outside
Directors Retirement Plan..........................           --           (130)           --           --           (130)
                                                                                                              -----------
Total comprehensive earnings.......................                                                                56,379
                                                                                                              -----------
Amortization of restricted stock Compensation......           --             --            --          494            494
Issuance of restricted stock awards................           --             --            --       (1,573)            --
Issuance of stock in conjunction with
business acquisition...............................           --             --            --           --          6,375
Exercise of stock options and related tax benefit..           --             --            --           --         12,866
Issuance of stock for the Employee
Stock Purchase Plan................................           --             --            --            --            972
                                                     -----------    -----------   -----------    -----------    -----------

Balance at May 31, 1998............................      178,018         (2,196)           --         (1,314)       415,700
Comprehensive loss:
Net loss...........................................     (105,563)            --            --            --       (105,563)
Other comprehensive loss:
Translation adjustment.............................           --         (1,046)           --            --         (1,046)
  Equity reduction for Outside
Directors Retirement Plan..........................           --           (307)           --            --           (307)
                                                                                                               -----------
Total comprehensive loss                                                                                          (106,916)
                                                                                                                -----------
Amortization of restricted
  stock compensation...............................           --             --            --          1,359          1,359
Issuance of restricted stock awards................           --             --            --           (329)            --
Issuance of stock in conjunction with
business acquisition...............................           --             --            --             --         45,773
Preferred stock offering...........................           --             --            --             --         39,452
                                                     -----------    -----------   -----------    -----------    -----------


          See accompanying notes to consolidated financial statements.

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
                  YEARS ENDED MAY 31, 2000, 1999 AND 1998
                       (IN THOUSANDS, EXCEPT SHARE DATA)




                                                       Common Stock             Preferred Stock          Additional      Retained
                                                --------------------------   ------------------------      paid-in       earnings
                                                  Shares         Amount        Shares         Amount       capital       (deficit)
                                                -----------    -----------   -----------   -----------   -----------    -----------
Exercise of stock options and related
tax benefits ................................        64,944              1            --            --           157             --
Issuance of stock for the Employee Stock
Purchase Plan ...............................       177,280              2            --            --         1,059             --
Stock compensation expense ..................            --             --            --            --           387             --
                                                -----------    -----------   -----------   -----------   -----------    -----------
Balance at May 31, 1999 .....................    50,663,358            507        40,000            --       327,845         72,455
Comprehensive loss:
Net loss ....................................            --             --            --            --            --        (73,963)
Other comprehensive earnings (loss):
Translation adjustment ......................            --             --            --            --            --             --
  Equity adjustment for Outside
Directors Retirement Plan ...................            --             --            --            --            --             --

Total comprehensive loss ....................

Amortization of restricted stock
compensation ................................            --             --            --            --            --             --

Issuance of restricted stock award ..........       133,000              1            --            --         1,028             --
Cancelation of restricted stock awards ......       (25,000)            --            --            --          (193)            --
Purchase treasury stock .....................      (250,000)            --            --            --            --             --
Reissue treasury stock ......................        17,500             --            --            --           (43)            --
Preferred stock offering ....................            --             --        15,000             1        14,794             --
Preferred dividend ..........................            --             --            --            --         4,011         (4,557)
Exercise of stock options and related
tax benefits ................................         8,473             --            --            --           136             --
Issuance of stock for the Employee Stock
Purchase Plan ...............................       196,849              2            --            --           972             --
Stock compensation expense ..................            --             --            --            --           193             --
                                                -----------    -----------   -----------   -----------   -----------    -----------


Balance at May 31, 2000 .....................    50,744,180    $       510        55,000   $         1   $   348,743    $    (6,065)
                                                ===========    ===========   ===========   ===========   ===========    ===========



                                                   Accumulated                              Unamortized
                                                      other                                 restricted            Total
                                                  comprehensive         Treasury              Stock            Stockholders'
                                                      loss                Stock            compensation           equity
                                                  --------------      --------------      --------------      --------------
Exercise of stock options and related
tax benefits ................................                 --                  --                  --                 158
Issuance of stock for the Employee Stock
Purchase Plan ...............................                 --                  --                  --               1,061
Stock compensation expense ..................                 --                  --                  --                 387
                                                  --------------      --------------      --------------      --------------
Balance at May 31, 1999 .....................             (3,549)                                   (284)            396,974
Comprehensive loss:
Net loss ....................................                 --                  --                  --             (73,963)
Other comprehensive earnings (loss):
Translation adjustment ......................             (1,920)                 --                  --              (1,920)
  Equity adjustment for Outside
Directors Retirement Plan ...................                 42                  --                  --                  42
                                                  --------------      --------------      --------------      --------------
Total comprehensive loss ....................                                                                        (75,841)
                                                                                                              --------------
Amortization of restricted stock
compensation ................................                 --                  --                  24                  24

Issuance of restricted stock award ..........                 --                  --              (1,029)                 --
Cancelation of restricted stock awards ......                 --                                     193                  --
Purchase treasury stock .....................                 --              (1,794)                 --              (1,794)
Reissue treasury stock ......................                 --                 143                  --                 100
Preferred stock offering ....................                 --                  --                  --              14,795
Preferred ...................................                 --                  --                  --                (546)
dividend
Exercise of stock options and related
tax benefits ................................                 --                  --                  --                 136
Issuance of stock for the Employee Stock
Purchase Plan ...............................                 --                  --                  --                 974
Stock compensation expense ..................                 --                  --                  --                 193
                                                  --------------      --------------      --------------      --------------


Balance at May 31, 2000 .....................     $       (5,427)     $       (1,651)     $       (1,096)     $      335,015
                                                  ==============      ==============      ==============      ==============



          See accompanying notes to consolidated financial statements.

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                         Years ended May 31,
                                                                               ---------------------------------------
                                                                                 2000           1999            1998
                                                                               ---------      ---------      ---------
Cash flows from operating activities:
     Net earnings (loss) .................................................     $ (73,963)     $(105,563)     $  56,899
Adjustments to reconcile net earnings (loss) to net cash (used in)
provided by operating activities:
     Depreciation and amortization .......................................        22,835         20,776         16,816
     Amortization of restricted stock compensation .......................            24          1,359            494
     Stock compensation expense ..........................................           293            387             --
     Deferred income tax (benefit) expense ...............................        (8,545)       (43,691)           201
     Inventory obsolescence expense ......................................        16,360         58,848          4,264
     Bad debt expense and loan losses ....................................       (17,106)        43,683          4,050
     Loss on disposal of fixed assets ....................................           784             --             --
     Impairment of fixed assets ..........................................           435          4,842             --
     Impairment of intangibles and other assets ..........................        31,596          8,495             --

Changes in assets and liabilities, net of effect of acquisitions and above provisions:

     Accounts and notes receivable .......................................        22,790         46,731        (26,201)
     Inventories .........................................................        13,097        (20,699)       (17,624)
     Leased equipment ....................................................            --          1,731          5,679
     Accounts payable and accrued expenses ...............................        (5,530)       (13,684)        20,456
     Income taxes payable/receivable .....................................        14,295        (23,139)        10,696
     Other ...............................................................         1,006         (4,912)          (630)
                                                                               ---------      ---------      ---------
           Net cash (used in) provided by operating activities ...........        18,371        (24,836)        75,100
                                                                               ---------      ---------      ---------

Cash flows from investing activities:

     Purchase of property, plant and equipment ...........................        (3,077)        (9,326)        (6,960)
     Acquisition of net assets and business, net of cash acquired ........            --         (6,310)       (10,845)
     Net divestiture of (investments in) other assets ....................            --              7           (446)
                                                                               ---------      ---------      ---------

           Net cash used in investing activities .........................        (3,077)       (15,629)       (18,251)
                                                                               ---------      ---------      ---------

Cash flows from financing activities:

     Payments on long-term debt ..........................................          (974)          (983)          (915)
     Payments of preferred dividends .....................................          (454)            --             --
     Purchase of treasury stock ..........................................        (1,794)            --             --
     Proceeds from exercise of stock options .............................           136            158         12,866
     Proceeds from issuance of common stock to Employee ..................           974          1,061            972
     Stock Purchase Plan
     Net proceeds from preferred stock offering ..........................        14,795         39,452             --
                                                                               ---------      ---------      ---------
           Net cash provided by financing activities .....................        12,683         39,688         12,923
                                                                               ---------      ---------      ---------

     Effect of change in foreign currency exchange rates on
     cash and cash equivalents ...........................................           (76)          (189)           (70)
                                                                               ---------      ---------      ---------

     Net increase (decrease) in cash and cash equivalents ................       (27,901)          (966)        69,702
     Cash and cash equivalents at beginning of year ......................        71,309         72,275          2,573
                                                                               ---------      ---------      ---------
           Cash and cash equivalents at end of year ......................     $  99,210      $  71,309      $  72,275
                                                                               =========      =========      =========


          See accompanying notes to consolidated financial statements.

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION AND GENERAL. The consolidated financial statements include the accounts of Input/Output, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

         We design, manufacture and market seismic data acquisition systems and peripheral seismic instruments for the oil and gas exploration and production industry worldwide. Net sales consist primarily of sales of products.

         CASH AND CASH EQUIVALENTS. We consider all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. As of May 31, 2000, we had approximately $1.0 million of certificates of deposit with one month original maturities that were used to secure standby and commercial letters of credit, and has been included in restricted cash on the consolidated balance sheet.

         INVENTORIES. Inventories are stated at the lower of cost (primarily first-in, first-out) or market. The elements of cost include labor, materials and manufacturing overhead. Our general obsolescence policy is to fully reserve for components that have not been used in two years and components that are determined to be obsolete due to current market conditions and planned product revisions.

         PROPERTY, PLANT AND EQUIPMENT. Plant and equipment are recorded at cost and depreciated principally on a straight-line basis using estimated useful lives as follows: building - 25 years, machinery and equipment - five to eight years and other - three to eight years. Repairs and maintenance are expensed as incurred. Gains and losses on sales and retirements are recognized on disposal.

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

         GOODWILL AND OTHER INTANGIBLE ASSETS. Goodwill and other intangible assets ("intangibles") result from business acquisitions and goodwill represents the excess of acquisition costs over the fair value of the net assets of businesses acquired. Intangibles are amortized on a straight-line basis over 5 to 20 years, the expected period to be benefited. At May 31, 2000, the weighted average useful life of intangibles is 16.9 years. We assess intangibles annually by determining whether the amortization of the intangible balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. If the intangibles are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the intangible exceeds the fair value of the asset which is calculated using the discounted future operating cash flows.

         FAIR VALUE OF FINANCIAL INSTRUMENTS. Fair value estimates are made at discrete points in time based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. We believe that the carrying amounts of our trade notes receivable and long-term debt approximate the fair value of such items.

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         RESEARCH AND DEVELOPMENT. Research and development costs are expensed as incurred.

         REVENUE RECOGNITION. We recognize revenue at the shipment date. No right of return exists regarding any product(s) sold by us.

         PRODUCT WARRANTIES. We warrant that all equipment manufactured by us will be free from defects in workmanship, in material and parts ranging from 90 days to three years from the date of original purchase, depending on the product. We provide operator training, as well as start-up and on-site support for customers. We provide for estimated training, installation and warranty costs as a charge to cost of sales at the time of sale.

         INCOME TAXES. Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         EARNINGS (LOSS) PER COMMON SHARE. Basic earnings (loss) per share is computed by dividing net earnings (loss) applicable to common stock by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined on the assumption that outstanding dilutive stock options and other common stock equivalents have been exercised and the aggregate proceeds as defined were used to reacquire our common stock using the average price of such common stock for the period.

         The following table summarizes the calculation of weighted average number of common shares and weighted average number of diluted common shares outstanding for purposes of the computation of basic earnings (loss) per common share and diluted earnings (loss) per common share (in thousands, except share and per share amounts):


                                                                                   MAY 31,
                                                               ------------------------------------------------
                                                                   2000             1999              1998
                                                               ------------      ------------      ------------

Net earnings (loss) applicable to common stock ...........     $    (78,520)     $   (105,563)     $     56,899
                                                               ============      ============      ============

Weighted average number of common shares outstanding .....       50,716,378        48,540,143        43,962,349

Stock options ............................................               --                --           467,760
                                                               ------------      ------------      ------------

Weighted average number of diluted common shares
     outstanding .........................................       50,716,378        48,540,143        44,430,109
                                                               ============      ============      ============

Basic earnings (loss) per common share ...................     $      (1.55)     $      (2.17)     $       1.29
                                                               ============      ============      ============

Diluted earnings (loss) per common share .................     $      (1.55)     $      (2.17)     $       1.28
                                                               ============      ============      ============

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      In fiscal year 1999, no dividends on the convertible preferred stock issued in May 1999 were declared; therefore, net loss and net loss applicable to common stock are the same. At May 31, 2000, 1999 and 1998, 5,238,352, 4,550,463 and 1,480,303 respectively, of shares subject to stock options were not included in the calculation of diluted earnings (loss) per common share because to do so would have been anti-dilutive. In addition, the convertible preferred stock issued in fiscal year 2000 and 1999 has not been considered in the computation of diluted loss per common share because the effect would be anti-dilutive. See
Note 7.

         STOCK-BASED COMPENSATION. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") allows a company to adopt a fair value based method of accounting for its stock-based compensation plans, or to continue to follow the intrinsic value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees". We have elected to continue to follow APB Opinion No. 25. If we had adopted SFAS No. 123 our net earnings
(loss), basic earnings (loss) per share and diluted earnings (loss) per share for the years ended May 31, 2000, 1999 and 1998 would have been reduced (increased) as discussed in Note 7.

         FOREIGN CURRENCY TRANSLATION. Assets and liabilities of foreign subsidiaries are translated at current exchange rates in effect at the end of the period reported and related translation adjustments are reported as a component of accumulated other comprehensive loss in stockholders' equity. Statements of operations are translated at the average rates during the period. Any transaction gains or losses are included in net earnings (loss). For fiscal years ended 2000, 1999, and 1998, those transaction gain and (losses) amounted to $1,086,000, $(435,000), and $(109,000) respectively.

         NOTES RECEIVABLE. Notes receivable ("notes") are recorded at cost, less the related allowance for loan loss. We consider current information and events regarding the borrowers' ability to repay their obligations, and consider a note to be impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the note agreement. When a note is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate, or the fair value of the note's collateral. Impairment losses (recoveries) are included in the allowance for loan loss through an increase (decrease) in loan loss expense. Cash receipts on impaired notes are applied to reduce the principal amount of such notes until the principal has been recovered and are recognized as interest income thereafter.

         STATEMENTS OF CASH FLOWS. Supplemental disclosure of cash flow information follows (in thousands except share amounts):


Cash paid (refund) during the year for:              2000                1999              1998
                                                 -------------      -------------     -------------
Interest ...................................     $         826      $         897     $       1,130
                                                 =============      =============     =============
 Income taxes ..............................     $     (13,396)     $      16,966     $       9,968
                                                 =============      =============     =============
Non-cash investing and financing activities:
  Restricted stock issued:
  Increase in common stock .................     $           1      $          --     $           1
  Increase in additional paid-in capital ...             1,028                329             1,572

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                         2000            1999             1998
                                                                                     -----------      -----------      -----------
  Increase in unamortized restricted stock compensation ........................          (1,029)            (329)          (1,573)
                                                                                     -----------      -----------      -----------
                                                                                     $        --      $        --      $        --
                                                                                     ===========      ===========      ===========
Non-cash financing activities:
     Dividends on preferred stocks .............................................     $     4,011      $        --      $        --
                                                                                     ===========      ===========      ===========

Repossession of equipment due to customers' defaulting on trade notes receivable and related placement of equipment fleet:

     Decrease in trade notes receivable ........................................     $     4,893      $        --      $        --
     Increase in property, plant and equipment .................................     $     4,893      $        --      $        --
                                                                                     ===========      ===========      ===========

Repossession of equipment due to a customer's default on a trade note receivable and related placement of equipment in inventories:

     Decrease in trade notes receivable ........................................     $     3,571      $        --      $        --


     Increase in inventories ...................................................     $     3,571      $        --      $        --
                                                                                     ===========      ===========      ===========
Issuance of note receivable in connection with sale of other assets:

  Long-term trade notes receivable .............................................     $        --      $     5,387      $        --
  Other assets .................................................................              --           (5,387)              --
                                                                                     -----------      -----------      -----------
                                                                                     $        --      $        --      $        --
                                                                                     ===========      ===========      ===========
Issuance of common stock in connection with business acquisitions:

  Increase in common stock .....................................................     $        --      $        58      $         3
  Increase in additional paid in capital .......................................              --           45,715            6,372
  Liabilities assumed in connection with
  business acquisition .........................................................              --            3,613              320
                                                                                     -----------      -----------      -----------
                                                                                     $        --      $    49,386      $     6,695
                                                                                     ===========      ===========      ===========

  Common Stock shares issued ...................................................              --        5,794,000          320,555
                                                                                     ===========      ===========      ===========

         USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         COMPREHENSIVE EARNINGS (LOSS). SFAS No. 130 "Reporting Comprehensive Income", establishes standards for reporting and presentation of comprehensive earnings (loss) and its components. Comprehensive earnings (loss), consisting of net earnings (loss), foreign currency translation adjustment and minimum pension liabilities is presented in the consolidated statements of stockholders' equity and comprehensive loss. SFAS No. 130 does not affect our financial position or results of operations.

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of accumulated other comprehensive loss are as follows (in thousands):


                                       Foreign              Minimum         Accumulated Other
                                      Currency              Pension           Comprehensive
                                     Translation          Liabilities             Loss
                                   ---------------      ---------------      ----------------
Balance at May 31, 1997 ......     $        (1,673)     $            (3)     $        (1,676)
Fiscal 1998 change ...........                (390)                (130)                (520)
                                   ---------------      ---------------      ---------------
Balance at May 31, 1998 ......              (2,063)                (133)              (2,196)
Fiscal 1999 change ...........              (1,046)                (307)              (1,353)
                                   ---------------      ---------------      ---------------
Balance at May 31, 1999 ......              (3,109)                (440)              (3,549)
Fiscal 2000 change ...........              (1,920)                  42               (1,878)
                                   ---------------      ---------------      ---------------
Balance at May 31, 2000 ......     $        (5,029)     $          (398)     $        (5,427)
                                   ===============      ===============      ===============

         RECLASSIFICATION. Certain amounts previously reported in the consolidated financial statements have been reclassified to conform to the current year presentation.

         RECENT ACCOUNTING PRONOUNCEMENTS. In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB No. 101"). SAB No. 101 summarizes the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. We understand that the SEC staff is preparing a document to address significant implementation issues related to SAB No. 101. To the extent that SAB No. 101 ultimately changes our revenue recognition practices, we are required to adopt SAB No. 101 no later than the quarter beginning March 1, 2001, with any cumulative effect adjustment computed as of June 1, 2000. We cannot determine the potential impact that SAB No. 101 may have on our consolidated financial position or results of operations at this time. Additionally, we have not determined if we will adopt SAB No. 101 early.

(2) INVENTORIES

         A summary of inventories follows (in thousands):


                                           May 31,
                                 -----------------------------
                                     2000             1999
                                 ------------     ------------

Raw materials ..............     $     52,451     $     58,309
Work-in-process ............            7,979           10,366
Finished goods .............           23,746           43,397
                                 ------------     ------------
                                       84,176          112,072
Less inventory reserves ....           14,991           16,247
                                 ------------     ------------
                                 $     69,185     $     95,825
                                 ============     ============

(3) TRADE NOTES RECEIVABLE

         Trade notes receivable at May 31, 2000 are generally secured by seismic equipment sold by us, bearing interest at contractual rates up to 13% and are due at various dates through 2001. The recorded investment in trade notes receivable for which an impairment has been recognized was $24.3 million at May 31, 2000. The activity in the allowance for loan loss is as follows (in thousands):

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                   May 31,
                                                     ------------------------------------
                                                       2000          1999          1998
                                                     --------      --------      --------
Balance at beginning of year ...................     $ 28,778      $  3,954      $  7,078
Additions charged to costs and expenses ........        7,057        25,903         2,280
Recoveries reducing costs and expenses .........      (23,558)           --            --
Write-downs charged against the allowance ......      (10,799)       (1,079)       (5,404)

Reclassification of trade account receivable ...       12,240            --            --
                                                     --------      --------      --------
Balance at end of year .........................     $ 13,718      $ 28,778      $  3,954
                                                     ========      ========      ========

Recoveries for fiscal year 2000 include a $10.2 million reduction in the allowance for loan loss, attributable to a more favorable than anticipated resolution of a customer's bankruptcy settlement for a trade note receivable that had previously been reserved for, and $4.9 million, representing the fair value of repossessed equipment, resulting from customers' defaults on payments of trade notes receivable. The $12.2 million reclassification resulted from the reclassification of a trade account receivable balance, which had been provided for in the prior year, to trade notes receivable.

(4) PROPERTY, PLANT AND EQUIPMENT

         A summary of property, plant and equipment follows (in thousands):


                                                 May 31,
                                      -----------------------------
                                          2000             1999
                                      ------------     ------------
Land ............................     $      2,782     $      3,279
Buildings .......................           26,413           27,277
Machinery and equipment .........           65,450           68,590
Leased equipment ................           12,219            1,707
Other ...........................            5,615            2,443
                                      ------------     ------------
                                           112,479          103,296
Less accumulated depreciation ...           54,060           40,317
                                      ------------     ------------
                                      $     58,419     $     62,979
                                      ============     ============

(5) ACCRUED EXPENSES

         A summary of accrued expenses follows (in thousands):


                                                                   May 31,
                                                          ---------------------------
                                                             2000            1999
                                                          -----------     -----------

Compensation, including commissions and severance ...     $     6,321     $    10,779
Warranty, training and installation .................           6,470          13,875
Accrued legal settlement ............................           5,000              --
Accrued taxes .......................................           4,226             976
Other ...............................................           7,413           7,717
                                                          -----------     -----------
                                                          $    29,430     $    33,347
                                                          ===========     ===========

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) LONG-TERM DEBT

         In August 1996, we obtained, through one of our wholly-owned subsidiaries, a $12.5 million, ten-year term loan secured by certain of our land and buildings located in Stafford, Texas which then included our executive headquarters, research and development headquarters, and electronics manufacturing building. The term loan, which we have guaranteed under a Limited Guaranty, bears interest at a fixed rate of 7.875% per annum and is repayable in equal monthly installments of principal and interest of $151,439. The total installment payments for principal and interest in each of the next five years would be $1.8 million with a balance thereafter of $2.2 million. We lease all of the property from our subsidiary under a master lease, which lease has been collaterally assigned to the lender as security for the term loan. The term loan provides for penalties for pre-payment prior to maturity.

(7) STOCKHOLDERS' EQUITY

         CHANGES IN CAPITAL STRUCTURE. On May 7, 1999, SCF-IV, L.P., a Delaware limited partnership ("SCF-IV"), purchased, in a privately negotiated transaction, 40,000 shares of our Series B Preferred Stock, par value $0.01 per share (the "Series B Preferred Stock"). The consideration paid by SCF-IV for this issuance was $40.0 million. The net cash proceeds of approximately $39.5 million were to be used to fund our research and development projects, to provide additional working capital and for general corporate purposes. The issuance of the Series B Preferred Stock and the underlying shares of Common Stock was exempt from the registration requirements of Section 5 of the Securities Act of 1933 in accordance with Section 4(2) of that Act.

         On August 17, 1999, SCF-IV, exercised its option to purchase 15,000 shares of Series C Preferred Stock, par value $0.01 per share (the "Series C Preferred Stock"), which had been granted to SCF-IV by us in connection with SCF-IV's purchase of 40,000 shares of Series B Preferred Stock in May 1999. The purchase price paid for the Series C Preferred Stock was $1,000 per share, resulting in net proceeds of approximately $14.8 million. The net cash proceeds were used to fund our research and development projects, to provide additional working capital and for general corporate purposes. The issuance of the Series C Preferred Stock and the underlying shares of Common Stock were exempt from the registration requirements of Section 5 of the Securities Act of 1933 in accordance with Section 4(2) of that Act. The Series C Preferred Stock has substantially the same terms and conditions as our Series B Preferred Stock issued in May 1999, except that the fixed conversion price for the Series C Preferred Stock is $8.50 per share, compared to $8.00 per share for the Series B Preferred Stock.

         The holders of Series B and C Preferred Stock are entitled to receive cumulative cash dividends of $10.00 per share per annum (1% of the liquidation preference) for each share of Series B and C Preferred Stock outstanding. Each share of Series B and C Preferred Stock is entitled to a liquidation preference of $1,000 per share, plus all accrued and unpaid dividends.

         The Series B and C Preferred Stock are convertible at the holder's option after the first to occur of any of the following (the "Initial Conversion Date"): (i) May 7, 2002, (ii) the approval by our Board of Directors of an agreement relating to a Business Combination (as defined) or the consummation of a Business Combination, (iii) a tender offer for Common Stock is approved or recommended by our Board of Directors or (iv) the redemption, repurchase or reacquisition by us of rights issued pursuant to our Stockholder Rights Plan or any waiver of the application of our Stockholder Rights Plan to any beneficial owner other than SCF-IV or its affiliates (except as approved by SCF-IV's representative on our Board of Directors). After the Initial Conversion Date and prior to the Mandatory Conversion Date

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(defined below), the holders of Series B and C Preferred Stock will be entitled to convert their shares into a number of fully paid and nonassessable shares of Common Stock per share equal to, at the option of the holder, one of, or if not specified by the holder, at the greater of, the following (such amount being referred to as the "Conversion Ratio Amount"): (a) the quotient of $1,000 (plus any accrued and unpaid dividends through the record date for determining stockholders entitled to vote) divided by the fixed conversion price of $8.50 (as adjusted from time to time in accordance with certain anti-dilution provisions) or (b) the quotient of $1,000 increased at a rate of eight percent per annum from August 17, 1999, compounded quarterly, less the amount of cash dividends actually paid through the applicable conversion date (the "Adjusted Stated Value"), divided by the average market price for our Common Stock during the ten trading day period prior to the date of conversion.

         On May 7, 2004 (the "Mandatory Conversion Date"), each outstanding share of Series B and C Preferred Stock respectively shall, without any action on the part of the holder, be converted automatically into a number of fully paid and nonassessable shares of Common Stock equal to the Conversion Ratio Amount, provided that a shelf registration statement to be filed with the Securities and Exchange Commission covering those shares of Common Stock has been declared effective.

         In the event of a conversion of Series B and C Preferred Stock pursuant to which the Conversion Ratio is determined using clause (b) above, then, provided that full cumulative dividends have been paid or declared and set apart for payment upon all outstanding shares of Series B and C Preferred Stock for all past dividend periods, we may redeem for cash up to 50% (or such greater percentage as the holders shall agree) of the shares of Series B and C Preferred Stock submitted for conversion at a redemption price per share equal to the Adjusted Stated Value , in lieu of conversion.

         For financial accounting purposes, based on the terms of the Series B and C Preferred Stock, dividends are recognized as a charge to retained earnings at the rate of 8% per annum, compounded quarterly. Such preferred dividends reduce net earnings applicable to common stock accordingly. We are permitted to pay dividends on Common Stock as long as the Series B and C Preferred Stock dividends are current. At May 31, 2000 there was $3,146,000 in deemed dividends provided on the Series B Preferred Stock and $865,000 in deemed dividends provided on the Series C Preferred Stock.

         TREASURY STOCK. In September 1999, we purchased 100,000 shares of our Common Stock from a former officer for $802,000. During April 2000 we acquired 150,000 shares of our Common Stock at a cost of $992,000. In July 2000, we announced that we had authorized the repurchase of up to an additional 1,000,000 shares of our Common Stock in open market and privately negotiated transactions, with purchases to be made from time to time through May 31, 2001. Shares repurchased will be held by us as treasury stock to be available for our stock option and other equity compensation and benefits plans.

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         STOCK OPTION PLANS. We have adopted an employee stock option plan for eligible employees which provides for the granting of options to purchase a maximum of 8,500,000 shares of Common Stock. We have also adopted a directors stock option plan which provides for the granting of options to purchase a maximum of 1,714,000 shares of Common Stock by our non-employee directors. Transactions under the stock option plans are summarized as follows:


                                       OPTION PRICE                                       AVAILABLE
                                        PER SHARE      OUTSTANDING      EXERCISABLE       FOR GRANT
                                      -------------   -------------    -------------    -------------
May 31, 1997 ......................    $2.03-$29.63       3,074,525        1,060,825        2,744,600
                                      -------------   -------------    -------------    -------------
Granted ...........................     17.50-30.38       2,606,168               --       (2,606,168)
Became exercisable ................              --              --          918,593               --
Exercised .........................      2.03-21.13        (927,675)        (927,675)              --
Canceled/forfeited ................      2.03-29.69        (584,772)              --          584,772
                                      -------------   -------------    -------------    -------------
May 31, 1998 ......................      2.03-30.38       4,168,246        1,051,743          723,204
                                      -------------   -------------    -------------    -------------
Increase in shares authorized .....              --              --               --        1,800,000
Granted ...........................      6.38-24.50       2,449,732               --       (2,449,732)
Became exercisable ................              --              --          513,563               --
Exercised .........................      2.03-16.88         (39,700)         (39,700)              --
Canceled/forfeited ................      9.38-30.38      (2,027,815)              --        2,027,815
                                      -------------   -------------    -------------    -------------
May 31, 1999 ......................      2.03-30.00       4,550,463        1,525,606        2,101,287
                                      -------------   -------------    -------------    -------------
Granted ...........................      5.25-10.00       1,975,790               --       (1,975,790)
Became exercisable ................              --              --          750,707               --
Exercised .........................       2.03-8.19          (8,200)          (8,200)              --
Canceled/forfeited ................      3.50-30.00      (1,279,701)         (47,165)       1,279,701
                                      -------------   -------------    -------------    -------------
May 31, 2000 ......................    $2.03-$30.00       5,238,352        2,220,948        1,405,198
                                      =============   =============    =============    =============


                                                   Weighted
                                                    Average                                                   Weighted Average
                                                 Exercise Price     Weighted Average                           Exercise Price
     Option Price                                Of Outstanding         Remaining                              Of Exercisable
       Per Share              Outstanding            Options          Contract Life           Exercisable         Options
---------------------     ------------------   ------------------   ------------------   ------------------   ------------------
         $2.03- $3.91                 87,675   $             3.53            2.5 years               87,675   $             3.53
           4.81-10.00              3,149,497                 6.46            9.3 years              639,099                 7.89
          11.00-11.94                142,000                11.84            4.1 years              142,000                11.84
          14.00-24.63              1,484,180                19.92            7.0 years            1,052,174                19.70
          29.00-30.00                375,000                29.58            6.9 years              300,000                29.56
---------------------     ------------------   ------------------   ------------------   ------------------   ------------------
         $2.03-$30.00              5,238,352   $            12.02            8.2 years            2,220,948   $            16.49
=====================     ==================   ==================   ==================   ==================   ==================

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         We have elected to continue to follow APB Opinion No. 25 to account for our stock-based compensation plans; however, if we had adopted SFAS 123 our net earnings (loss) applicable to Common Stock, basic earnings (loss) per share and diluted earnings (loss) per share for the years ended May 31, 2000, 1999 and 1998 would have been reduced (increased) as follows (in thousands, except per share amounts):


                                              2000                          1999                         1998
                                   --------------------------    --------------------------    -------------------------
                                   As Reported     Proforma      As Reported     Proforma      As Reported    Proforma
                                   -----------    -----------    -----------    -----------    -----------   -----------
Net earnings (loss) applicable
to Common Stock ................   $   (78,520)   $   (74,926)   $  (105,563)   $  (112,186)   $    56,899   $    50,580
                                   ===========    ===========    ===========    ===========    ===========   ===========

Basic earnings (loss)
per common share ...............   $     (1.55)   $     (1.48)   $     (2.17)   $     (2.31)   $      1.29   $      1.15
                                   ===========    ===========    ===========    ===========    ===========   ===========

Diluted earnings (loss)
per common share ...............   $     (1.55)   $     (1.48)   $     (2.17)   $     (2.31)   $      1.28   $      1.14
                                   ===========    ===========    ===========    ===========    ===========   ===========

         The weighted average fair value of options granted during 2000, 1999 and 1998 was $3.06, $4.24,and $11.58, respectively. The fair value of each option was determined using the Black-Scholes option valuation model. The key input variables used in valuating the options were as follows: average risk-free interest rate based on 5-year Treasury bonds, expected stock price volatility of 49% in 2000, 51% in 1999, and 44% in 1998, and an estimated option term of five years.

         RESTRICTED STOCK PLANS. In 1990, we adopted the Input/Output, Inc. 1990 Restricted Stock Plan which provides for the award of up to 1,200,000 shares of Common Stock to key officers and employees. Ownership of the Common Stock will vest over a period of four years. The restriction is removed from 50% of the shares after two years, 25% in the third year and 25% in the fourth year. Shares awarded may not be sold, assigned, transferred, pledged or otherwise encumbered by the grantee during the vesting period. Except for these restrictions, the grantee of an award of shares has all the rights of a common stockholder, including the right to receive dividends and the right to vote such shares. As of May 31, 2000, we had no unvested restricted shares outstanding and 15,000 shares available for grant under this plan. In May 1999, a key employee with 53,000 unvested restricted shares resigned and as part of the employee's separation agreement, the Compensation Committee of our Board of Directors ("Compensation Committee") removed all restrictions and vested all 53,000 shares effective immediately. All amortization of restricted stock related to the shares vesting immediately was recognized in fiscal year 1999.

Effective January 1, 1998 we adopted the Input/Output, Inc. 1998 Restricted Stock Plan which provides for the award of up to 100,000 shares of Common Stock to key officers and employees. Ownership of the Common Stock will vest over a period as determined by the Compensation Committee in its sole discretion. Shares awarded may not be sold, assigned, transferred, pledged or otherwise encumbered by the grantee during the vesting period. Except for these restrictions, the grantee of an award of shares has all the rights of a common stockholder, including the right to receive dividends and the right to vote such shares. As of May 31, 2000, we had 47,500 unvested shares outstanding, which are scheduled to vest 100% on December 11, 2001, and 52,500 shares available for grant under this plan.

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Effective March 13, 2000 we adopted the Input/Output, Inc. 2000 Restricted Stock Plan which provides for the award of up to 200,000 shares of common stock to key employees. Ownership of the Common Stock will vest over a period as determined by the Compensation Committee in its sole discretion. Shares awarded may not be sold, assigned, transferred, pledged or otherwise encumbered by the grantee during the vesting period. Except for these restrictions, the grantee of an award of shares has all the rights of a common stockholder, including the right to receive dividends and the right to vote such shares. As of May 31, 2000, we had 123,000 unvested shares outstanding, which are scheduled to vest over a period of five years. The restriction is removed from 33% of the shares after 3 years, 33% in the fourth year, and 33% in the fifth year. At May 31, 2000 there were 77,000 shares available for grant.

         The market value of shares of Common Stock granted under the restricted stock plans were recorded as unamortized restricted stock compensation and reported as a separate component of stockholders' equity. The restricted stock compensation is amortized over the vesting period.

         EMPLOYEE STOCK PURCHASE PLAN. We adopted an Employee Stock Purchase Plan ("Plan") in which participation commenced April 1, 1997. The Plan allows all eligible employees to authorize payroll deductions at the rate of 1% up to 15% of base compensation to be applied toward the purchase of our Common Stock. The purchase price of the Common Stock will be the lesser of 85% of the closing price on the first day of the applicable offering period or most recently preceding trading day or 85% of the closing price on the last day of the offering period or most recently preceding trading day. Under the Plan, separate six-month offering periods commence on April 1st and October 1st of each year. There were 196,849, 177,280 and 63,545 shares purchased by participants during 2000, 1999 and 1998, respectively.

(8)      ACQUISITION

         Effective October 1, 1998, we entered into a definitive merger agreement with The Laitram Corporation for the acquisition of DigiCourse, Inc., a wholly-owned subsidiary of The Laitram Corporation. Under the terms of the agreement, we acquired, in exchange for 5,794,000 shares of our Common Stock and $5.6 million in cash, all of the capital stock of DigiCourse, Inc. The transaction was accounted for as a purchase business combination with the assets and liabilities allocated based on the fair value of assets purchased and liabilities assumed. The amortization life of the resulting goodwill of $32.5 million is 17 years.

(9)      SEGMENT AND GEOGRAPHIC INFORMATION

         Late in fiscal year 1999, we initiated a fundamental reorganization of our internal structure. As a part of this reorganization, our management now evaluates and reviews results based on two segments, Land and Marine, to allow for increased visibility and accountability of costs and more focused customer service and product development. Prior to such time, our management made business decisions using consolidated financial information. We determined that it was impractable to obtain all of the applicable information for fiscal years 1999 and 1998 to report our operating segments in accordance with the new internal reporting structure. Commencing in fiscal year 2000 we reported operating segment information by the Land and Marine segments, and measure the operating results of these segments based on a measure of income from operations.

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In order to provide meaningful and reliable information available for fiscal years 1999 and 1998, we were able to disclose a measure of results of operations utilizing a gross profit (loss) measure and are able to provide assets at May 31, 1999 based on its current Land and Marine segments. The following summarizes our segment information (in thousands):


                                     2000            1999          1998
                                  -----------    -----------    -----------
Net Sales:
  Land ........................   $    73,201    $    96,276    $   316,060
  Marine ......................        48,253        101,139         69,801
                                  -----------    -----------    -----------
                                  $   121,454    $   197,415    $   385,861
                                  ===========    ===========    ===========
Gross profit (loss):
  Land ........................   $     6,397    $    (4,308)   $   133,065
  Marine ......................         8,415         (3,492)        26,282
                                  -----------    -----------    -----------
                                  $    14,812    $    (7,800)   $   159,347
                                  ===========    ===========    ===========
Earnings (loss) from operations
  Land ........................   $   (28,254)
  Marine ......................       (34,466)
  Corporate ...................       (22,750)
                                  -----------
                                  $   (85,470)
                                  ===========

Depreciation and amortization
  Land ........................   $    10,106
  Marine ......................         7,117
  Corporate ...................         5,612
                                  -----------
                                  $    22,835
                                  ===========

Capital expenditures
  Land ........................   $       553
  Marine ......................           872
  Corporate ...................         1,652
                                  -----------
                                  $     3,077
                                  ===========

Total Assets:
  Land ........................   $   106,431    $   141,510
  Marine ......................        77,411        116,203
  Corporate ...................       197,927        194,035
                                  -----------    -----------
                                  $   381,769    $   451,748
                                  ===========    ===========

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Intersegment sales are insignificant for all periods presented. Corporate assets include all assets specifically related to corporate personnel and operations, substantially all cash and cash equivalents, all facilities and manufacturing machinery and equipment that are jointly utilized by segments and all income taxes receivable and deferred income tax assets. The depreciation expense and facility expense related to all jointly utilized facilities and machinery and equipment is allocated based on each segment's use of those assets. A summary of net sales from foreign customers by geographic area follows (in thousands):


                             2000             1999             1998
                         ------------     ------------     ------------
Middle East ........     $     22,156     $      1,835     $      9,877
China ..............           19,754            6,980            7,636
Russia .............           16,388           10,192           32,100
Europe .............           12,446            8,248           28,441
Canada .............            3,731           14,446           14,767
Great Britain ......            3,723           31,948           19,490
Other ..............            6,310            6,683           23,109
                         ------------     ------------     ------------
                         $     84,508     $     80,332     $    135,420
                         ============     ============     ============

         Net sales are attributed to individual countries on the basis of the ultimate destination of the equipment, if known; if the ultimate destination is not known, it is based on the geographical location of initial shipment. Net sales from individual customers representing 10% or more of net sales were as follows:


 Customer        2000       1999        1998
                 -----      -----      -----
A ........        17%        33%        28%
B ........        12%         5%         7%
C ........        12%         6%         0%
D ........        11%         2%         1%
E ........         0%        11%         4%

         Revenues for customers B and C comprised 18% and 17% of Land segment net sales for fiscal year 2000. In addition, there was a single customer not listed above that accounted for 13% of Land segment net sales for fiscal year 2000. Revenues for customers A and D comprised 39% and 22%, respectively of Marine segment net sales for fiscal year 2000.

(10)     INCOME TAXES


Components of income taxes follow (in thousands):    2000              1999               1998
                                                  ------------      ------------      ------------
Current:
     Federal ................................     $         --      $     (9,279)     $     20,963
     Foreign ................................            1,583             1,769             4,678
     State and local ........................              865             1,524               934
Deferred-Federal ............................           (8,545)          (43,691)              201
                                                  ------------      ------------      ------------
Total income tax (benefit) expense ..........     $     (6,097)     $    (49,677)     $     26,776
                                                  ============      ============      ============

         A reconciliation of the expected income tax (benefit) expense on earnings (loss) before income taxes using the statutory Federal income tax rate of 35% for the years ended May 31, 2000, 1999 and 1998, to the income taxes reported herein is as follows (in thousands):

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                              2000              1999               1998
                                                           ------------      ------------      ------------
Expected income tax (benefit) expense ................     $    (28,022)     $    (54,334)     $     29,286
Tax benefit from use of foreign sales corporation ....               --                --            (2,722)
Foreign tax credit ...................................             (727)               46               (33)
Foreign taxes ........................................            1,412               943              (303)
State and local taxes ................................              556               991               607
Deferred tax asset valuation allowance ...............           19,632             2,421                --
Nondeductible amortization ...........................              919             1,254               446
Other ................................................              133              (998)             (505)
                                                           ------------      ------------      ------------
 Total income tax (benefit) expense ..................     $     (6,097)     $    (49,677)     $     26,776
                                                           ============      ============      ============

The tax effects of the cumulative temporary differences resulting in the net deferred income tax assets (liability) follow (in thousands):


                                                                        May 31,
                                                              ------------------------------
                                                                  2000               1999
                                                              ------------      ------------
Current deferred:
     Deferred income tax assets:
         Accrued expenses ...............................     $      2,115      $      4,245
         Allowance accounts .............................           10,798            22,625
         Uniform capitalization .........................              546               698
                                                              ------------      ------------
              Total current deferred income tax asset ...     $     13,459      $     27,568
                                                              ============      ============

Noncurrent deferred:
     Deferred income tax assets:
         Accrued expenses ...............................     $         96      $         92
         Unamortized restricted stock amortization ......               24               567
         Basis in identified intangibles ................           11,941               670
         Net operating loss carryforward ................           47,862            17,828
         Foreign tax credit carryforward ................            3,812             2,602
         Alternative minimum tax credit .................            1,336             1,335
         Other ..........................................            1,154             1,154
                                                              ------------      ------------
              Total deferred income tax asset ...........           66,225            24,248
              Valuation allowance .......................          (22,053)           (2,421)
                                                              ------------      ------------
              Net noncurrent deferred income tax asset ..           44,172            21,827
                                                              ------------      ------------
     Deferred income tax liabilities:
         Basis in property, plant and equipment .........           (2,779)           (3,088)
         Basis in identified intangibles ................               --                --
                                                              ------------      ------------
              Total deferred income tax liability .......           (2,779)           (3,088)
                                                              ------------      ------------
              Net noncurrent deferred income tax asset ..     $     41,393      $     18,739
                                                              ============      ============

         A tax valuation allowance has been established due to the uncertainty of realizing certain foreign tax credit and net operating loss carry-forwards. The valuation allowance increased $19,632,000 during fiscal year 2000 to $22,053,000 at May 31, 2000.

         At May 31, 2000, we had net operating loss carry-forwards of approximately $136.7 million for federal income tax purposes, which ultimately expire in fiscal year 2020 if not otherwise utilized. In addition, we have foreign tax credit carry-forwards of $3.8 million, which expire between fiscal years 2003 and 2004.

          In assessing the realizability of deferred income tax assets, we consider whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. The ultimate

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets become deductible. We consider the scheduled reversal of deferred income tax liabilities and projected future taxable income in making this assessment. In order to fully realize the deferred income tax assets, we will need to generate future taxable income of approximately $165.0 million over the next 20 years. Although we experienced significant losses in fiscal years 2000 and 1999, our taxable income for the years 1996 through 1998 aggregated approximately $128.0 million. Based on the level of historical income prior to fiscal 1999 and our projections of future taxable income over the periods that the deferred income tax assets are deductible and the expiration date of the net operating loss carry-forward, we believe it is more likely than not that we will realize the benefits of the deferred income tax assets, net of the valuation allowance at May 31, 2000. The ultimate realization of the net deferred tax asset, prior to the expiration of the net operating loss carry-forward in the next 19-20 years, will require significant improvements in our results of operations from fiscal years 1999 and 2000 levels and a return to levels of profitability that existed prior to fiscal year 1999. The amount of deferred income tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry-forward period are reduced. If a reduction in the net deferred tax asset determined to be more likely than not realizable occurs in the near term, it is likely that this adjustment will have a material adverse effect on our results of operations.

(11)     LEASES

         We are a party to several leases as described below:

         As Lessor: We have leased seismic equipment to customers under operating leases with non-cancelable terms of less than one year. Rental revenues relating to the operating leases were: $3,184,000 in 2000, $673,000 in 1999 and $10,112,000 in 1998. We entered into a Preferred Supplier Agreement with Mitcham Industries, Inc. ("Mitcham") during 1998. The terms of this agreement provided that Mitcham would purchase a minimum of $90 to $100 million of our products over a five-year term ending May 31, 2003, which amounts included a $15.0 million purchase by Mitcham of a substantial portion of our equipment lease pool during 1998. In addition, we had agreed not to lease products covered by the Preferred Supplier Agreement except in limited circumstances, and to refer rental inquiries from our customers worldwide to Mitcham during the term of the agreement. This agreement was terminated in the fourth quarter of fiscal 1999. Due to the termination of this agreement, we are evaluating potential future equipment leasing opportunities for current and future products. We also own a building with tenants. The rental revenues relating to those building leases were: $205,000 in 2000, $187,000 in 1999 and $258,000 in 1998.

         As Lessee: We had rental expense relating to operating leases for warehouse and office space and various equipment of: $2,171,000 in 2000, $1,297,000 in 1999 and $1,560,000 in 1998. At May 31, 2000, none of the operating leases had non-cancelable lease terms in excess of one year.

(12)     BENEFIT PLANS

         We have a 401(k) retirement savings plan which covers substantially all employees. Employees may voluntarily contribute up to 15% of their compensation, as defined, to the plan and we may contribute additional amounts at our sole discretion. Our contributions to the plan were: $0 in 2000, $1,728,000 in 1999 and $1,433,000 in 1998.

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         We have adopted a non-qualified, supplemental executive retirement plan (SERP Plan). The SERP Plan provides for certain compensation to become payable on the participants' death, retirement or total disability as set forth in the plan. During fiscal year 2000, the remaining participants in the plan left the Company. Assets of this plan consist of the cash surrender value of life insurance policies. We have also adopted a non-qualified, unfunded outside directors retirement plan (Directors Plan). The Directors Plan provides for certain compensation to become payable on the participants' death, retirement or total disability as set forth in the plan. Both plans are accounted for under Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions."

With respect to the SERP Plan, the consolidated financial statements include pension expense (benefit) of ($460,000), $67,000, and ($696,000) in fiscal years 2000, 1999, and 1998, respectively; accrued pension costs of $0 and $460,000 in fiscal years 2000 and 1999, respectively; and an intangible asset for unrecognized prior service cost of $0 and $138,000 at May 31, 2000 and 1999, respectively.

With respect to the Directors Plan, the consolidated financial statements include pension expense of $50,000, $77,000, and $48,000 in fiscal years 2000, 1999, and 1998, respectively; and accrued pension costs of $127,000 and $264,000 at May 31, 2000 and 1999, respectively.

(13)     CREDIT RISK

         We sell to many customers on extended-term arrangements. Moreover, in connection with certain sales of our systems and equipment, we have guaranteed loans from unaffiliated parties to purchasers of such systems and equipment. In addition, we have sold contracts and leases to third-party financing sources, the terms of which often obligate us to repurchase the contracts and leases in the event of a customer default or upon certain other occurrences. At May 31, 2000 and 1999, we had guaranteed approximately $0 and $948,000, respectively, of trade notes receivable sold with recourse and loans from unaffiliated parties to purchasers of our seismic equipment. All loans guaranteed were collateralized by the seismic equipment. Due to the inherent uncertainties of guaranty agreements, we could not estimate the fair value of the guaranties as of May 31, 1999.

         Sales outside the United States have historically accounted for a significant part of our net sales. Foreign sales are subject to special risks inherent in doing business outside of the United States, including the risk of war, civil disturbances, embargo and government activities, which may disrupt markets and affect operating results.

         Demand for our products from customers in developing countries is difficult to predict and can fluctuate significantly from year to year. We believe that these changes in demand result primarily from the instability of economies and governments in certain developing countries, changes in internal laws and policies affecting trade and investment, and because those markets are only beginning to adopt new technologies and establish purchasing practices. These risks may adversely affect our future operating results and financial position. In addition, sales to customers in developing countries on extended terms can present heightened credit risks for us, for the reasons discussed above.

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14)     SELECTED QUARTERLY INFORMATION - (UNAUDITED)


                                                                THREE MONTHS ENDED
                                        -------------------------------------------------------------------
2000                                       AUG. 31*           NOV. 30          FEB. 29*           MAY 31*
                                        -------------     -------------      ------------      ------------
                                                     (in thousands, except per share amounts)
Net sales .........................     $     29,979      $     24,438      $     33,424      $     33,613
Gross profit ......................            5,985             5,273              (389)            3,943
Loss from operations ..............          (12,938)           (9,792)           (9,814)          (52,926)
Interest expense ..................             (212)             (202)             (197)             (215)
Interest and other income .........            1,034             1,220             1,761             2,221
Income tax expense (benefit) ......           (3,877)           (2,389)              168                 1
Net loss ..........................     $     (9,320)     $     (7,528)     $     (9,574)     $    (52,098)
                                        ============      ============      ============      ============

Basic loss per share ..............     $      (0.18)     $      (0.15)     $      (0.19)     $      (1.03)
                                        ============      ============      ============      ============

Diluted loss per share ............     $      (0.18)     $      (0.15)     $      (0.19)     $      (1.03)
                                        ============      ============      ============      ============


                                                                 THREE MONTHS ENDED
                                         ------------------------------------------------------------------
1999                                       AUG. 31            NOV. 30           FEB. 28*          MAY 31*
                                         ------------      ------------      ------------      ------------
                                                     (in thousands, except per share amounts)

Net sales ..........................     $     66,995      $     73,918      $     37,755      $     18,747
Gross profit (loss) ................           21,963            27,982           (45,894)          (11,851)
Earnings (loss) from operations ....              745             3,642           (95,368)          (70,973)
Interest expense ...................             (242)             (217)             (229)             (209)
Interest and other income ..........            2,843             2,122             1,824               822
Income tax expense (benefit) .......            1,071             1,775           (32,553)          (19,970)
Net earnings (loss) ................     $      2,275      $      3,772      $    (61,220)     $    (50,390)
                                         ============      ============      ============      ============

Basic earnings (loss) per share ....     $       0.05      $       0.08      $      (1.21)     $      (1.00)
                                         ============      ============      ============      ============

Diluted earnings (loss) per share ..     $       0.05      $       0.08      $      (1.21)     $      (1.00)
                                         ============      ============      ============      ============

*See Note 15 concerning charges that occurred in the first, third, and fourth quarter of fiscal year 2000, and charges that occurred in the third and fourth quarter of fiscal year 1999.

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15)     SPECIAL CHARGES AND RECOVERIES

         Our special charges and recoveries consist of various transactions resulting from industry downturns, cost reduction initiations and acquisitions integration. The table below summarizes the fiscal year 2000 pretax expenses and costs for special charges and the accrued amounts at May 31, 2000 for cash liabilities (in thousands):


                                                            Receivable     Long-lived                   Personnel/
                                               Inventory     Related         Asset        Warranty       Facility
                                                Related      Charges/       Related        Product       And Other
                                                Charges     Recoveries      Charges        Related        Charges         Total
                                              -----------   -----------   -----------    -----------    -----------    -----------

2000 charges/recoveries to expense by
business segment:

Marine ....................................   $     3,607   $     2,400   $    25,200    $     1,993    $     1,700    $    34,900
Land ......................................   $     8,700         3,600         7,100             --          1,400         20,800
Corporate .................................            --            --            --             --          7,900          7,900
                                              -----------   -----------   -----------    -----------    -----------    -----------
Total .....................................   $    12,307   $     6,000   $    32,300    $     1,993    $    11,000    $    63,600

Adjustments to 1999
    Changes recorded in 2000...............            --       (10,200)           --         (2,600)            --        (12,800)
                                              -----------   -----------   -----------    -----------    -----------    -----------
                                              $    12,307   $    (4,200)  $    32,300    $      (607)   $    11,000    $    50,800
                                              ===========   ===========   ===========                                  ===========
Balance at May 31, 1999 ...................                                                   11,980          1,903

Settled in 2000 ...........................                                                   (8,079)        (5,362)
                                                                                         -----------    -----------
Balance at May 31, 2000 ...................                                              $     3,294    $     7,541
                                                                                         ===========    ===========


2000 charges/recoveries to expense by
category:
Cost of sales .............................   $    12,307   $        --   $        --    $      (607)   $       300    $    12,000

General and administrative expense ........            --        (4,200)          700             --         10,700          7,200

Amortization and impairment of
   intangibles ............................            --            --        31,600             --             --         31,600
                                              -----------   -----------   -----------    -----------    -----------    -----------
                                              $    12,307   $    (4,200)  $    32,300    $      (607)   $    11,000    $    50,800
                                              ===========   ===========   ===========    ===========    ===========    ===========

         During the first quarter of fiscal year 2000, we recorded pretax charges totaling $4.7 million, comprised of $3.3 million primarily related to employee severance arrangements and the closing of our Ireland facility (included in general and administrative expenses) and charges of $1.4 million for product-related warranties (included in cost of sales). These charges resulted from continued weak customer demand for our equipment. This weak demand resulted from, among other things, a widespread downturn in exploration activity due to a decline in energy prices from October 1997 through February 1999, and consolidation among energy producers.

      During the third quarter of fiscal 2000, we recorded pretax charges and recoveries totaling a net charge of $0.3 million, comprised of $8.7 million of inventory charges (included in cost of sales) primarily related to our decision then to commercialize VectorSeis(TM) digital sensor products having higher technical standards than the products we had previously produced. We had decided to commercialize these earlier VectorSeis(TM) products which have since proven not to be commercially feasible based on data gathered from recent VectorSeis(TM) digital sensor surveys, the anticipated longer-term market recovery for new seismic instrumentation and given current and expected market conditions. Other charges were $2.4 million of bad debt expense related to a marine customer (included in general and administrative expense); $1.3 million of charges related to a 45-employee reduction in our workforce worldwide (included in general and administrative expense); and $0.7 million of charges

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

related to legal settlements (included in cost of sales - $0.3 million, and in general and administrative expense - $0.4 million). These charges were offset in part by $12.8 million of recoveries attributable to a more favorable than anticipated resolution of a customer's bankruptcy settlement, consisting of a $10.2 million reduction in our allowance for loan loss, resulting in a payment received in March 2000 (recorded as a reduction to general and administrative expense) and a $2.6 million reversal of warranty reserves based on the bankruptcy settlement (recorded as a reduction to cost of sales).

         During the fourth quarter of fiscal year 2000, we recorded pretax charges totaling $45.8 million, comprised of $4.2 million of inventory and warranty charges (included in cost of sales) primarily related to our write-down of certain marine streamer and related products, reflecting the deterioration of the marine towed array seismic sector. Additionally, $10.0 million was charged to general and administrative expenses consisting of a $5.0 million charge for settlement of the Coastline Geophysical litigation, a $3.6 million loan loss expense, primarily relating to two of our land customers, $0.7 million related to the sale of certain idle manufacturing capacity in Europe, and $0.7 million of charges related to employee severance and continued cost reduction efforts worldwide. Finally, $31.6 million was charged to amortization and impairment expense, reflecting the impairment of certain goodwill recorded in conjunction with our acquisition of: (1) the manufacturing assets of Western Geophysical in 1995 and (2) the acquisition of CompuSeis, Inc. in 1998. The impairment of the Western Geophysical goodwill principally reflects the diminished outlook for the marine towed array seismic sector in general, evidenced by our customers' decisions to reduce the size of their marine fleets, and changes in customers' preferences and technology for certain products within that sector. The impairment of the CompuSeis goodwill reflects the result of certain technological changes relating to our land seismic systems.

         The table below summarizes the fiscal year 1999 pretax expenses and costs for special charges and the accrued amounts at May 31, 1999 for cash liabilities (in thousands).


                                                                         Long-lived                Personnel/
                                               Inventory   Receivable      Asset      Warranty/    Facility
                                                Related      Related      Related      Product     And Other
                                                Charges      Charges      Charges      Related      Charges      Total
                                               ---------   -----------   ---------    ---------    ---------    ---------

1999 charges to expense by business segment:

Marine ......................................  $  30,986   $  18,298   $     729   $  17,025    $     775    $  67,813
Land ........................................     25,978      21,034      12,539       2,975        2,787       65,313
Corporate ...................................      1,136         568       1,232          --        2,938        5,874
                                               ---------   ---------   ---------   ---------    ---------    ---------
Total .......................................  $  58,100   $  39,900   $  14,500      20,000        6,500    $ 139,000
                                               =========   =========   =========                             =========
Settled in 1999 .............................                                         (8,020)      (4,597)
                                                                                   ---------    ---------
Balance May 31, 1999 ........................                                      $  11,980    $   1,903
                                                                                   =========    =========

1999 charges to expense by category:
Cost of sales ...............................  $  57,000   $      --   $      --   $  20,000    $      --    $  77,000
General and administrative expense ..........         --      39,900       6,800          --        6,500       53,200
Research and development ....................      1,100          --          --          --           --        1,100
Amortization and impairment of intangibles ..         --          --       7,700          --           --        7,700
                                               ---------   ---------   ---------   ---------    ---------    ---------
                                               $  58,100   $  39,900   $  14,500   $  20,000    $   6,500    $ 139,000
                                               =========   =========   =========   =========    =========    =========

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         We recorded pretax charges totaling $139.0 million in the third and fourth quarters of fiscal 1999, resulting from reduced customer demand for our equipment as a result of historically low commodity prices, energy company combinations which have delayed seismic data acquisition projects and due to the continued deterioration of the financial condition of certain customers. The reduced demand has created excess capacity within our installed base, accelerating the obsolescence of certain of our seismic equipment. Of the $139.0 million of pretax charges, $85.7 million was recorded in the third quarter of fiscal 1999 and included an impairment of long-lived assets totaling $2.8 million included in general and administrative expenses; an impairment of intangible assets totaling $1.4 million included in amortization and impairment of intangibles; an inventory write-down of $47.3 million due to the conditions described above and planned product revisions, included in cost of sales; charges for the early termination of a facility lease and restructuring costs totaling $2.6 million included in general and administrative expenses; an accounts and notes receivable allowance of $17.6 million related to a customer's vessel seizure followed by filing for creditor protection and management's assessment of business risk relating to three North American customer trade notes receivable as a result of the depressed market environment, included in general and administrative expenses; and a charge for warranty reserves and other product related contingencies of $14.0 million, included in cost of sales.

         The remaining pretax charges of $53.3 million were recorded in the fourth quarter of fiscal year 1999, and included an accounts and trade notes receivable allowance of $22.3 million, primarily related to business risk resulting from the depressed market environment, and from political and currency risks in certain developing countries, included in general and administrative expenses; an inventory write-down of $9.7 million primarily due to further reduction in customer demand for products rendered excess or obsolete as a result of prevailing industry conditions and as a result of planned product revisions, included in cost of sales; a charge of $6.0 million relating to certain warranty reserves and other product-related contingencies, included in cost of sales; an impairment of long-lived assets totaling $4.0 million related to the recent downturn in business activity and our resizing efforts, included in general and administrative expenses; an impairment of intangibles totaling $6.3 million related to the deterioration of certain product lines, included in amortization and impairment of intangibles; a charge of $3.3 million related to employee severances and a charge of $0.6 million for other expenses, included in general and administrative expenses and a charge of $1.1 million primarily related to prototype development costs, included in research and development expenses.

(16)     COMMITMENTS AND CONTINGENCIES

          In the ordinary course of business, we have been named in various lawsuits. While the final resolution of these matters may have an impact on our consolidated financial results for a particular reporting period, we believe that the ultimate resolution of these matters will not have a material adverse impact on our financial position, results of operations or liquidity.

(17)     RELATED PARTIES

         In connection with our acquisition of DigiCourse, Inc. in November 1998, we entered into a Continued Services Agreement with The Laitram Corporation ("Laitram"), under which Laitram agreed to provide accounting, software, manufacturing and maintenance services to us. Mr. Lapeyre, our Chairman of the Board, is the chairman and principal stockholder of Laitram. Under the terms of the Service Agreement, Laitram bills us for facility lease and machine shop services rendered on a monthly

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

basis. In the fiscal years ended May 31, 2000 and 1999, we paid Laitram an aggregate of $1.5 million and $2.7 million, respectively under the Continued Services Agreement. The facility lease portion of the Service Agreement has a term of three years expiring September 30, 2001 and the machine shop agreement had a term of one year ending on November 17, 1999.

         A director and former company officer has an agreement with us to assist in the collection efforts of certain accounts and notes receivable owed to us. In return, he is paid a commission on actual amounts collected. During fiscal year 2000, commissions earned amounted to $487,000.

         We have guaranteed $325,000 of bank indebtedness for two of our officers related to their purchases of company stock. The share purchases were made in conjunction with shares issued in May 2000 under the Input/Output, Inc. 2000 Restricted Stock Plan and further discussed in Note 7.

(18)     SUBSEQUENT EVENT

         We were named, along with a former employee, as defendants in an action filed on May 21, 1999, in State District Court in Harris County, Texas styled Coastline Geophysical, Inc. v. Input/Output, Inc. et al. The plaintiffs' petition alleged a number of claims arising out of a purchase of a marine seismic system manufactured by us. While believing we had meritorious defenses to this action, we settled the lawsuit in July 2000 for $5.0 million, after giving consideration to the cost and distraction of protracted litigation. As a result of the settlement, we have recorded a $5.0 million charge to general and administrative expense in the fourth quarter and year ended May 31, 2000. See
Note 15.

                                  SCHEDULE II

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                           BALANCE AT     CHARGED TO
       YEAR ENDED          BEGINNING       COSTS AND                     BALANCE AT
      MAY 31, 1998          OF YEAR        EXPENSES      DEDUCTIONS     END OF YEAR
                          ------------   ------------   ------------   ------------
Allowance for doubtful
accounts                  $      1,740   $      1,770   $        373   $      3,137

Reserves for excess and
obsolete inventory               1,749          4,264          1,064          4,949

Warranty, training and
installation                     3,856          5,162          4,773          4,245


                           BALANCE AT     CHARGED TO
       YEAR ENDED          BEGINNING       COSTS AND                    BALANCE AT
      MAY 31, 1999          OF YEAR        EXPENSES      DEDUCTIONS     END OF YEAR
                          ------------   ------------   ------------   ------------
Allowance for doubtful
accounts                  $      3,137   $     17,780   $          1   $     20,916

Reserves for excess and
obsolete inventory               4,949         58,848         47,550         16,247

Warranty, training and
installation                     4,245         19,280          9,650         13,875


                           BALANCE AT     CHARGED TO
       YEAR ENDED           BEGINNING      COSTS AND                                           BALANCE AT
      MAY 31, 2000           OF YEAR       EXPENSES          DEDUCTIONS       OTHER            END OF YEAR
                          ------------   ------------       ------------   ------------       ------------
Allowance for doubtful
accounts                  $     20,916   $     (1,107)(1)   $      6,003   $    (12,240)(3)   $      1,566

Reserves for excess and
obsolete inventory              16,247         16,360             17,616             --             14,991

Warranty, training and
installation                    13,875         (1,731)(2)          5,674             --              6,470


(1) Includes recoveries of $2.1 million.
(2) Includes reversal of $2.6 million based on bankruptcy settlement of a customer.
(3) Represents transfer to loan loss allowance as a result of conversion of trade receivable to a note receivable.

                                 EXHIBIT INDEX


EXHIBIT
NUMBER            DESCRIPTION
------            -----------
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

         3.3      Amended and Restated Bylaws, filed as Exhibit 3.2 to the
                  Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995 and incorporated herein by reference.

         3.4      Amendment No. 1 to the Amended and Restated Bylaws of the
                  Company, dated September 13, 1999, filed as exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999 and incorporated herein by reference.

         4.1      Form of Certificate of Designation, Preferences and Rights of
                  Series A Preferred Stock of Input/Output, Inc., filed as
                  Exhibit 2 to the Company's Registration Statement on Form 8-A dated January 27, 1997 (attached as Exhibit 1 to the


EXHIBIT
NUMBER            DESCRIPTION
------            -----------
                  Rights Agreement referenced in Exhibit 10.24) and
                  incorporated herein by reference.

         4.2      Form of Certificate of Designation, Preferences and Rights of
                  Series B Preferred Stock of Input/Output, Inc., filed as
                  Exhibit 4.1 to the Company's Form 8-K dated April 21, 1999 and incorporated herein by reference.

         4.3      Form of Certificate of Designation, Preferences and Rights of
                  Series C Preferred Stock of Input/Output, Inc., filed as
                  Exhibit 4.2 to the Company's Form 8-K dated April 21, 1999 and incorporated herein by reference.

         10.2     Royalty Agreement, dated November 6, 1992, between I/O
                  Sensors, Inc., Triton and Triton Technologies, Inc., filed as exhibit 10.2 to the Company's 10-K for fiscal year ended May
                  31, 1999 and incorporated herein by reference.

         **10.3   1990 Restricted Stock Plan, filed as Exhibit 10.3 to the
                  Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995 and incorporated herein by reference.

         **10.4   Amended and Restated 1990 Stock Option Plan, filed as Exhibit
                  4.2 to the Company's Registration Statement on Form S-8
                  (Registration No. 333-80299), filed with the Securities and Exchange Commission on June 9, 1999 and incorporated herein by reference.

         **10.5 Input/Output, Inc. 1996 Management Incentive Program, filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997 and incorporated herein by reference.

         10.6     Input/Output, Inc. 401(k) Plan, filed as Exhibit 10.6 to the
                  Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995 and incorporated herein by reference.

         **10.7 Amended Directors Retirement Plan, filed as Exhibit 10.7 to the Company's Annual Report on form 10-K for the fiscal year ended May 31, 1997 and incorporated herein by reference.

         **10.8 Amended and Restated 1991 Directors Stock Option Plan, filed as Exhibit 4.3 to the Company's Registration Statement on
                  Form S-8 (Registration No. 33-85304) filed with the
                  Securities and Exchange Commission on October 19, 1994, and incorporated herein by reference.

         **10.9   Amendment to the Amended and Restated 1991 Directors Stock
                  Option Plan, filed as Exhibit 10.9 to the Company's Annual
                  Report on Form 10-K for the fiscal year ended May 31, 1997 and incorporated herein by reference.

         **10.10  Supplemental Executive Retirement Plan, filed as Exhibit
                  10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997 and incorporated herein by reference.

         **10.11  Amendment No. 1 to the Company's Supplemental Executive
                  Retirement Plan, effective January 17, 1997, filed as Exhibit
                  10.11 to the Company's Annual


EXHIBIT
NUMBER            DESCRIPTION
------            -----------
                  Report on Form 10-K for the fiscal year ended May 31, 1997 and incorporated herein by reference.

         **10.12  Supplemental Executive Retirement Trust, filed as Exhibit
                  10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997 and incorporated herein by reference.

         **10.13  Amendment No. 1 to the Company's Supplemental Executive
                  Retirement Trust, effective January 17, 1998, filed as
                  Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997 and incorporated herein by reference.

         10.20    Promissory Note dated August 29, 1996 executed by IPOP
                  Management, Inc. to the order of The Variable Annuity Life
                  Insurance Company, filed as Exhibit 10.1 to the Company's
                  Quarterly Report on Form 10-Q for the fiscal quarter ended
                  August 31, 1996 and incorporated herein by reference.

         10.21 Master Commercial Lease Agreement dated August 29, 1996, by and between IPOP Management, Inc. and The Variable Annuity
                  Life Insurance Company, filed as Exhibit 10.2 to the
                  Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1996 and incorporated herein by reference.

         10.22    Limited Guaranty dated August 29, 1996, executed by
                  Input/Output, Inc., filed as Exhibit 10.3 to the Company's
                  Quarterly Report on Form 10-Q for the fiscal quarter ended
                  August 31, 1996 and incorporated herein by reference.

         **10.23  Input/Output, Inc. Amended and Restated 1996 Non-Employee
                  Director Stock Option Plan, filed as Exhibit 4.3 to the
                  Company's Registration Statement on Form S-8 (Registration
                  No. 333-80299), filed with the Securities and Exchange
                  Commission on June 9, 1999 and incorporated herein by reference.

         10.24 Rights Agreement, dated as of January 17, 1997, by and between Input/Output, Inc. and Harris Trust and Savings Bank, as Rights Agent, including exhibits thereto, filed as Exhibit
                  4 to the Company's Form 8-A dated January 27, 1997 and incorporated herein by reference.

         10.25    Input/Output, Inc. Employee Stock Purchase Plan, filed as
                  Exhibit 4.4 to the Company's Registration Statement on Form
                  S-8 (Registration No. 333-24125) filed with the Securities and Exchange Commission on March 18, 1997 and incorporated herein by reference.

         10.31 Purchase Agreement by and between the Company and SCF-IV, L.P. dated April 21, 1999, filed as Exhibit 10.1 to the
                  Company's Form 8-K dated April 21, 1999 and incorporated herein by reference.

         10.32 Registration Rights Agreement by and between the Company and SCF-IV, L.P. dated May 7, 1999, filed as Exhibit 10.2 to the
                  Company's Form 8-K dated April 21, 1999 and incorporated herein by reference.

         10.33 First Amendment to Rights Agreement by and between the Company and Harris Trust and Savings Bank as Rights Agent, dated April 21, 1999, filed as Exhibit


EXHIBIT
NUMBER            DESCRIPTION
------            -----------
                  10.3 to the Company's Form 8-K dated April 21, 1999 and
                  incorporated herein by reference.

         10.35 Registration Rights Agreement by and among the Company and the Laitram Corporation, dated November 16, 1998, filed as
                  Exhibit 99.2 to the Company's Form 8-K dated November 16,
                  1998 and incorporated herein by reference.

         10.36    Input/Output, Inc. 1998 Restricted Stock Plan, filed as
                  Exhibit 4.7 to the Company's Registration Statement on Form
                  S-8 (Registration No. 333-80297), filed with the Securities and Exchange Commission on June 9, 1999 and incorporated herein by reference.

         10.37    Employee Agreement by and between the Company and Axel M.
                  Sigmar, dated August 17, 1999, filed as exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999, and incorporated herein by reference.

         10.38    Amendment No. 3 to the Input/Output, Inc. Supplemental
                  Executive Retirement Plan, dated August 23, 1999, files as exhibit 10.2 to the Company's Quarterly Report Form 10-Q for the fiscal quarter ended August 31, 1999, and incorporated herein by reference.

         10.39    Amendment No. 2 to the Input/Output, Inc. Amended and
                  Restated 1991 Directors Stock Plan, dated September 13, 1999, filed as exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999, and incorporated herein by reference.

         10.40    Amendment No. 1 to the Input/Output, Inc. Amended and
                  Restated 1996 Non-Employee Director Stock Option Plan, dated
                  September 13, 1999, filed as exhibit 10.4 to the Company's
                  Quarterly Report on Form 10-Q for the fiscal quarter ended
                  August 31, 1999, and incorporated herein by reference.

         10.41 Consulting and Collection Agreement by and between the Company and Robert P. Brindley, dated October 7, 1999, filed as exhibit 10.5 to the Company's Quarterly Report on Form
                  10-Q for the fiscal quarter ended August 31, 1999, and incorporated herein by reference.

         10.42    Consulting Agreement by and between the Company and Sam K.
                  Smith, dated August 10, 1999, filed as exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 199, and incorporated herein by reference.

         ***10.43 Input/Output, Inc. Annual Incentive Plan, dated effective
                  November 3, 1999.

         ***10.44 Employment Agreement by and between the Company and Timothy
                  J. Probert dated effective as of March 1, 2000.

         ***10.45 Input/Output, Inc. 2000 Restricted Stock Plan, effective as of March 13, 2000.


EXHIBIT
NUMBER            DESCRIPTION
------            -----------
         *21.1    Subsidiaries of the Company.

         *23.1    Consent of KPMG LLP.

         *24.1 The Power of Attorney is set forth on the signature page hereof.

         *27.1    Financial Data Schedule (included in EDGAR copy only).

         99.1 Information required by Form 11-K with respect to the Input/Output, Inc. Employee Stock Purchase Plan will be filed as an amendment to this Annual Report on Form 10-K within 120 days of the end of the fiscal year of the plan (i.e. June 30) as permitted by Rule 15d-21 under the Securities Exchange Act of 1934, as amended.

*     Filed herewith.
**    Management contract or compensatory plan or arrangement.
***   Management contract or compensatory plan or arrangement filed herewith.