Form 10-Q
period 2000-08-31
INPUT OUTPUT INC
filed 2000-10-16
CIK 866609

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2000

                                       OR
           [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-13402

                               INPUT/OUTPUT, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                              22-2286646
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

12300 C. E. SELECMAN DR., STAFFORD, TEXAS                           77477

(Address of principal executive offices)                          (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (281) 933-3339


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [ ]


At August 31, 2000 there were 50,898,095 shares of common stock, par value $0.01 per share, outstanding.

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED AUGUST 31, 2000


PART I.  Financial Information.                                                           Page
                                                                                          ----
Item 1.    Financial Statements.

           Consolidated Balance Sheets
             August 31, 2000 and May 31, 2000 ............................................   2

           Consolidated Statements of Operations
             Three months ended August 31, 2000 and August 31, 1999 ......................   3

           Consolidated Statements of Cash Flows
             Three month ended August 31, 2000 and August 31, 1999 .......................   4


           Notes to Consolidated Financial Statements ....................................   5

Item 2.  Management's Discussion and Analysis of Results of Operations and
          Financial Condition ............................................................   10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ......................   21



PART II. Other Information.

Item 1.  Legal Proceedings ...............................................................   21

Item 6.  Exhibits and Reports on Form 8-K ................................................   22

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                           ASSETS                                                   AUGUST 31,      May 31,
Current assets:                                                                                       2000           2000
                                                                                                    ----------     ---------
   Cash and cash equivalents ..................................................................     $  84,842      $  99,210
   Restricted cash ............................................................................         1,006          1,006
   Trade accounts receivable, net .............................................................        30,875         24,944
   Trade notes receivable, net ................................................................        13,445         12,224
   Inventories, net ...........................................................................        70,457         69,185
   Deferred income tax asset, net .............................................................        12,479         13,459
   Prepaid expenses ...........................................................................         1,214          1,274
                                                                                                    ---------      ---------
           Total current assets ...............................................................       214,318        221,302
Long-term trade notes receivable, net .........................................................         6,108          6,013
Deferred income tax asset, net ................................................................        42,373         41,393
Property, plant and equipment, net ............................................................        55,592         58,419
Goodwill, net .................................................................................        48,331         49,256
Other assets, net .............................................................................         4,427          4,681
                                                                                                    ---------      ---------
           Total assets .......................................................................     $ 371,149      $ 381,064
                                                                                                    =========      =========

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable, principally trade ........................................................     $  10,212      $   8,011
   Current installments of long-term debt .....................................................         1,176          1,154
   Income tax payable .........................................................................         2,898          1,464
   Accrued expenses ...........................................................................        20,365         27,261
                                                                                                    ---------      ---------
           Total current liabilities ..........................................................        34,651         37,890
Long-term debt ................................................................................         7,491          7,886
Other liabilities .............................................................................           274            273
Commitments and contingencies
Stockholders' equity:
Cumulative convertible preferred stock, $.01 par value; authorized 5,000,000 shares;
   issued and outstanding 55,000 shares at the end of both periods (liquidation value of
   $55.0 million) .............................................................................             1              1
Common stock, $.01 par value; authorized 100,000,000 shares; outstanding
   50,898,095 shares and 50,744,180 shares respectively .......................................           512            510
Additional paid-in capital ....................................................................       350,485        348,743
Retained deficit ..............................................................................       (13,539)        (6,065)
Accumulated other comprehensive loss ..........................................................        (6,079)        (5,427)
Treasury stock, at cost, 232,500 shares at the end of  both periods ...........................        (1,651)        (1,651)
Unamortized restricted stock compensation .....................................................          (996)        (1,096)
                                                                                                    ---------      ---------
     Total  stockholders' equity ..............................................................       328,733        335,015
                                                                                                    ---------      ---------
           Total liabilities and stockholders' equity .........................................     $ 371,149      $ 381,064
                                                                                                    =========      =========


          See accompanying notes to consolidated financial statements.

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                            Three months ended August 31,
                                                            ------------------------------
                                                                2000              1999
                                                            ------------      ------------
Net sales .............................................     $     27,141      $     29,979
Cost of sales .........................................           20,780            23,994
                                                            ------------      ------------

         Gross profit .................................            6,361             5,985
                                                            ------------      ------------

Operating expenses:
   Research and development ...........................            6,463             7,203
   Marketing and sales ................................            2,453             2,881
   General and administrative .........................            3,094             6,914
   Amortization and impairment of intangibles .........            1,153             1,925
                                                            ------------      ------------
         Total operating expenses .....................           13,163            18,923
                                                            ------------      ------------

Loss from operations ..................................           (6,802)          (12,938)

Interest income .......................................            1,602             1,092
Interest expense ......................................             (261)             (212)
Other expense .........................................             (131)              (58)
                                                            ------------      ------------

Loss before income taxes ..............................           (5,592)          (12,116)

Income tax expense (benefit) ..........................              667            (3,877)
                                                            ------------      ------------

Net loss ..............................................           (6,259)           (8,239)

Preferred dividend ....................................            1,215             1,081
                                                            ------------      ------------

Net loss applicable to common stock ...................     $     (7,474)     $     (9,320)
                                                            ============      ============

Basic loss per common share ...........................     $      (0.15)     $      (0.18)
                                                            ============      ============
Weighted average number of common shares
   outstanding ........................................       50,845,070        50,667,007

Diluted loss per common share .........................     $      (0.15)     $      (0.18)
                                                            ============      ============

Weighted average number of diluted common shares
   outstanding ........................................       50,845,070        50,667,007
                                                            ============      ============


          See accompanying notes to consolidated financial statements.

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (UNAUDITED)


                                                                         Three months ended August 31,
                                                                        ------------------------------
                                                                          2000                  1999
                                                                        --------              --------
Cash flows from operating activities:
     Net loss .................................................         $ (6,259)             $ (8,239)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization ............................            4,971                 5,332
     Amortization of restricted stock compensation ............              100                    28
     Loss on disposal of fixed assets .........................               28                    --
     Bad debt expense and loan losses .........................               14                    --
     Inventory obsolescence expense ...........................               --                   340
     Deferred income benefit ..................................               --                (2,808)

Changes in assets and liabilities, net of above provisions:
     Accounts and notes receivable ............................           (7,331)                6,946
     Inventories ..............................................           (1,387)                4,903
     Accounts payable and accrued expenses ....................           (4,744)              (10,998)
     Income taxes payable/receivable ..........................            1,403                 3,777
     Other ....................................................               69                   273
                                                                        --------              --------
           Net cash used in  operating activities .............          (13,136)                 (446)
                                                                        --------              --------

Cash flows from investing activities:
     Purchase of property, plant and equipment ................           (1,006)               (3,046)
                                                                        --------              --------
           Net cash used in investing activities ..............           (1,006)               (3,046)
                                                                        --------              --------

Cash flows from financing activities:
     Payments on long-term debt ...............................             (373)                 (259)
     Payments of preferred dividends ..........................             (138)                  (60)
     Proceeds from exercise of stock options ..................              240                   101
     Proceeds from issuance of common stock to Employee
        Stock Purchase Plan ...................................              427                    --
     Net proceeds from preferred stock offering ...............               --                14,804
                                                                        --------              --------
           Net cash provided by financing activities ..........              156                14,586
                                                                        --------              --------

     Effect of change in foreign currency exchange rates on
        cash and cash equivalents .............................             (382)                    6
                                                                        --------              --------
     Net increase (decrease) in cash and cash equivalents .....          (14,368)               11,100
     Cash and cash equivalents at beginning of period .........           99,210                75,140
                                                                        --------              --------
           Cash and cash equivalents at end of period .........         $ 84,842              $ 86,240
                                                                        ========              ========


          See accompanying notes to consolidated financial statements.

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1) GENERAL

     The accompanying unaudited consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, these financial statements do not include all information or footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with our 2000 Annual Report on Form 10-K. The financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly present such information. Certain amounts previously reported in the consolidated financial statements have been reclassified to conform to current year presentation.


(2) SEGMENT INFORMATION

     Commencing in fiscal year 2000 we began reporting operating segment information by two segments: Land and Marine. During the quarter ended August 31, 2000, we added another segment called Reservoir. The Marine and Land segments are defined by the environment in which customers use our equipment and services. Our Reservoir products and technologies are used for enhanced reservoir imaging. All segments provide products and services that are used in the exploration for, and development and related production of oil and gas reserves. Customers include major, independent and national oil companies as well as seismic survey operators.

Our Land segment products include vibrators, geophones, vehicles, data acquisition systems, and applications software. We also offer transition zone systems in shallow water with marine versions of our land-based recording systems. Our Marine segment provides data acquisition systems, hydrophones, airguns and marine positioning systems. Our Reservoir segment principally provides services (along with related products), including studies, analysis and management to enhance hydrocarbon recovery. We measure segment operating results based on income (loss) from operations.

     The following summarizes our segment information (in thousands):

                              Three months ended August 31,
                              ------------------------------
                                  2000              1999
                              ------------      ------------
Net sales:
    Land ................     $     20,157      $     22,692
    Marine ..............            6,963             7,287
    Reservoir ...........               21                --
                              ------------      ------------
                              $     27,141      $     29,979
                              ============      ============

Gross profit:
    Land ................     $      5,514      $      4,996
    Marine ..............              839               989
    Reservoir ...........                8                --
                              ------------      ------------
                              $      6,361      $      5,985
                              ============      ============
Loss from operations:
    Land ................     $       (203)     $     (2,683)
    Marine ..............           (2,824)           (4,515)
    Reservoir ...........             (106)               --
    Corporate ...........           (3,669)           (5,740)
                              ------------      ------------
                              $     (6,802)     $    (12,938)
                              ============      ============

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                        Three months ended August 31,
                                        -----------------------------
                                            2000             1999
                                        ------------     ------------
Depreciation and amortization:
    Land ..........................     $      1,820     $      2,141
    Marine ........................            1,060            1,943
    Reservoir .....................               --               --
    Corporate .....................            2,091            1,248
                                        ------------     ------------
                                        $      4,971     $      5,332
                                        ============     ============
Capital expenditures:
    Land ..........................     $        766     $        553
    Marine ........................              193              872
    Reservoir .....................               --               --
    Corporate .....................               47            1,621
                                        ------------     ------------
                                        $      1,006     $      3,046
                                        ============     ============

                                         AUGUST 31,         May 31,
Total assets:                               2000             2000
                                        ------------     ------------
    Land ..........................     $    110,607     $    106,431
    Marine ........................           73,789           77,411
    Reservoir .....................               --               --
    Corporate .....................          186,753          197,222
                                        ------------     ------------
                                        $    371,149     $    381,064
                                        ============     ============


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

     Revenues from two significant customers comprised 27% and 17%, respectively of Land segment net sales for the quarter ended August 31, 2000. Revenues from one customer comprised 50% of Marine segment net sales for the quarter ended August 31, 2000.

(3) INVENTORIES

     A summary of inventories follows (in thousands):

                                            AUGUST 31,   May 31,
                                               2000        2000
                                            ----------   -------
         Raw materials .................     $51,928     $52,451
         Work-in-process ...............       7,266       7,979
         Finished goods ................      25,863      23,746
                                             -------     -------
                                              85,057      84,176
         Less inventory reserves .......      14,600      14,991
                                             -------     -------
                                             $70,457     $69,185
                                             =======     =======

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) TRADE NOTES RECEIVABLE

     Trade notes receivable at August 31, 2000 are generally secured by seismic equipment sold by us, bearing interest at contractual rates of up to 13% per annum and are due at various dates through 2001. The recorded investment in trade notes receivable for which an impairment has been recognized was $17.7 million at August 31, 2000. The activity in the allowance for loan loss is as follows (in thousands):

                                                       AUGUST 31, 2000
                                                       ----------------
Balance at beginning of period ...................     $         13,718
Additions charged to costs and expenses ..........                  814
Recoveries reducing costs and expenses ...........               (1,558)
Write-downs charged against the allowance ........                 (796)
                                                       ----------------
Balance at end of period .........................     $         12,178
                                                       ================

(5) LOSS PER SHARE

     Basic loss per share is computed by dividing net loss applicable to common stock by the weighted average number of common shares outstanding during the period. Diluted earnings per share is typically determined on the assumption that outstanding dilutive stock options and other common stock equivalents have been exercised and the aggregate proceeds as defined were used to reacquire our common stock using the average price of such common stock for the period. Because inclusion of these shares would reduce the loss per share amount, we have not included the effects of these dilutive equity items in our calculation of diluted loss per share.

     At August 31, 2000 and August 31, 1999 there were 4,588,112 and 4,588,813, respectively of common stock shares subject to stock options that were not included in the calculation of diluted loss per common share. In addition, the cumulative convertible preferred stock has also not been considered in the computation of diluted loss per common share.

(6) STATEMENTS OF CASH FLOWS

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. We do not use or intend to use derivative instruments. Exchange rate fluctuations have not had a material effect on our cash balances. At August 31 and May 31, 2000 we had approximately $1.0 million of certificates of deposits that were used to secure standby and commercial letters of credits. Supplemental disclosure of cash flow information follows (in thousands):


                                            Three months ended August 31,
                                            -----------------------------
Cash paid (refund) during the period for:       2000            1999
                                             ----------      ----------
     Interest ..........................     $      261      $      212
                                             ==========      ==========
     Income taxes ......................     $     (862)     $   (3,352)
                                             ==========      ==========
Non-cash financing activities
     Dividends on preferred stocks .....     $    1,077      $    1,021
                                             ==========      ==========

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(7) LONG TERM DEBT

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

(8) COMPREHENSIVE LOSS

Comprehensive loss includes all changes in a company's equity (except those resulting from investments by and distributions to owners). The components of total comprehensive loss are as follows:

                                                  Three months ended August 31,
                                                  ------------------------------
                                                      2000              1999
                                                  ------------      ------------
Net loss ....................................     $     (6,259)     $     (8,239)
Foreign currency translation adjustment .....             (652)              222
                                                  ------------      ------------
                                                  $     (6,911)     $     (8,017)
                                                  ============      ============

(9) STOCKHOLDERS' EQUITY

     In July 2000, we announced that our Board of Directors had authorized the repurchase of up to an additional 1,000,000 shares of our common stock in open market and privately negotiated transactions, with purchases to be made from time to time through May 31, 2001. Shares repurchased will be held by us as treasury stock to be available for our stock option and other equity compensation and benefits plans. As of September 30, 2000, we had not yet repurchased any shares under this program.

(10) COMMITMENTS AND CONTINGENCIES

     In the ordinary course of our business, we have been named from time to time in various lawsuits. While the final resolution of these matters may have an impact on our consolidated financial results for a particular reporting period, we believe that the ultimate resolution of these matters will not have a material adverse impact on our financial position, results of operations or liquidity.

     We sell to many customers on extended-term arrangements. Moreover, in connection with certain sales of our systems and equipment, we have previously guaranteed loans from unaffiliated parties to purchasers of such systems and equipment. In addition, we have sold contracts and leases to third-party financing sources, the terms of which often obligate us to repurchase the contracts and leases in the event of a customer default or upon certain other occurrences. At August 31, 2000 and May 31, 2000, no guaranties were outstanding with regards to any of our trade notes receivable or loans from unaffiliated parties to purchasers of our seismic equipment.

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Sales outside the United States have historically accounted for a significant part of our net sales. Foreign sales are subject to special risks inherent in doing business outside of the United States, including fluctuations in currency exchange rates, and the risk of war, civil disturbances, embargo and government activities, which may disrupt markets and affect operating results.

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

(11) SPECIAL CHARGES AND RECOVERIES

     Our special charges and recoveries have consisted of various transactions resulting from industry downturns and cost reduction initiatives. The table below summarizes the fiscal year 2000 pretax expenses and costs for special charges and the accrued amounts at August 31, 2000 for cash liabilities (in thousands):


                                                          Receivable    Long-lived                  Personnel/
                                            Inventory      Related        Asset       Warranty      Facility
                                             Related       Charges/      Related       Product      And Other
                                             Charges      Recoveries     Charges       Related       Charges       Total
                                            ---------     ----------    ----------    ---------     ----------    --------
Fiscal 2000 charges/recoveries to
expense by business segment:
   Marine ..............................     $  3,607      $  2,400      $ 25,200      $  1,993      $  1,700     $ 34,900
   Land ................................        8,700         3,600         7,100            --         1,400       20,800
   Corporate ...........................           --            --            --            --         7,900        7,900
                                             --------      --------      --------      --------      --------     --------
Total ..................................       12,307         6,000        32,300         1,993        11,000       63,600
Adjustments to 1999
   Charges recorded in Fiscal 2000 .....           --       (10,200)           --        (2,600)           --      (12,800)
                                             --------      --------      --------      --------      --------     --------
                                             $ 12,307      $ (4,200)     $ 32,300      $   (607)     $ 11,000     $ 50,800
                                             ========      ========      ========                                 ========
Balance at May 31, 1999 ................                                                 11,980         1,903
Settled in Fiscal 2000 .................                                                 (8,079)       (5,362)
                                                                                       --------      --------
Balance at May 31, 2000 ................                                               $  3,294      $  7,541
Settled in first quarter ...............                                                   (330)       (5,676)
                                                                                       --------      --------
Balance at August 31, 2000 .............                                               $  2,964      $  1,865
                                                                                       ========      ========

     During the first quarter of fiscal year 2000, we recorded pretax charges totaling $4.7 million, comprised of $3.3 million primarily related to employee severance arrangements and the closing of our Ireland facility (included in general and administrative expenses) and charges of $1.4 million for product-related warranties (included in cost of sales). These charges resulted from continued weak customer demand for our equipment. This weak demand resulted from, among other things, a widespread downturn in exploration activity due to a decline in energy prices from October 1997 through February 1999, and consolidation among energy producers. There were no special charges or recoveries recorded during the quarter ended August 31, 2000.

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

     During fiscal years 2000 and 1999, our financial performance was adversely impacted by the deterioration in energy industry conditions and, more specifically, in the seismic service sector. This deterioration resulted from, among other things, a widespread downturn in exploration activity due to a decline in energy prices from October 1997 to February 1999 and consolidation among energy producers and oilfield service firms. As a result of reduced exploration spending and a deterioration of energy service sector conditions beginning in 1998, demand for our products has continued to decline. Despite the recovery in commodity prices during 1999 and 2000, energy producers' continued concerns over the sustainability of higher prices for hydrocarbon production resulted in lower exploration budgets by energy companies, which primarily has resulted in continued weak demand for our seismic data acquisition equipment. Further contributing to this weak demand for new equipment has been an industry-wide oversupply of seismic equipment in the field and an excess inventory of seismic data in contractors' data libraries. This weak demand coupled with pricing pressures from competitors have in turn weakened our margins.

SUMMARY REVIEW AND OUTLOOK

     In response to the prevailing industry conditions, we have concentrated on lowering our cost structure, consolidating our product offerings and reorganizing into a products-based divisional structure. During the first and second quarters of fiscal year 2000, we closed our cable manufacturing facility in Cork, Ireland and merged its operations into our U.K. and U.S. facilities, allowing us to address some of our excess capacity issues. We are evaluating additional restructuring and cost control solutions with the goal of returning to profitability as quickly as practicable. Implementing these solutions could result in additional charges in the near term.

     For the next nine months, we foresee continued equipment oversupply in the marine seismic fleets and continued weak demand in the marine seismic sector. While overall demand for new seismic work currently remains low by historical standards, demand for land seismic equipment is showing signs of improvement, which we believe will be reflected in our results of operations after January 1, 2001. We are continuing to invest resources and seek improvements in our seismic data acquisition technology. A few of the goals we are seeking to achieve during the next nine months include commercializing our VectorSeis(TM) technology in our sensor product line, further development in our land seismic ground electronics, and developing new product offerings in hydrocarbon reservoir monitoring. We recently completed a field test for a VectorSeis(TM) system in Canada and are currently manufacturing a pilot system which we believe should be ready by May 31, 2001. Our goal is to complete as many field tests as possible by then. We continue to explore opportunities on how the product will be marketed.

We are also reviewing possible alternatives to further strengthen our balance sheet, potential corporate opportunities, and alternative applications for some of our technology. No assurances can be made that we will implement any of these potential actions, and if so, whether any of them will prove successful or the degree of that success.

     We presently believe that industry conditions will continue to adversely impact demand for our products during the next 9 to 12 calendar months. However, we also believe that the initiatives discussed above will better position us to return to profitability as industry conditions improve.

CHANGE IN FISCAL YEAR END

     On September 25, 2000, our Board of Directors adopted a resolution providing for the change of our fiscal year end from May 31 to December 31. We intend to file a Transition Report on Form 10-K covering the transition period from June 1, 2000 to December 31, 2000 on or before March 31, 2001.

FISCAL YEAR 2000 FIRST QUARTER SPECIAL CHARGES

     During the first quarter of fiscal year 2000, we recorded pretax charges totaling $4.7 million, comprised of $3.3 million primarily related to employee severance arrangements and the closing of our Ireland facility (included in general and administrative expenses) and charges of $1.4 million for product-related warranties (included in cost of sales). These charges resulted from continued weak customer demand for our equipment. This weak demand resulted from, among other things, a widespread downturn in exploration activity due to the decline in energy prices from October 1997 through February 1999, and consolidation among energy producers. No special charges were recorded during the quarter ended August 31, 2000.

NET SALES

     Land division net sales for the quarter ended August 31, 2000 decreased $2.5 million, or 11%, to $20.2 million as compared to the land division's net sales of $22.7 million for the prior year's first quarter. Marine division net sales for the quarter ended August 31, 2000 decreased $324,000, or 4%, to $7.0 million as compared to the marine division's net sales of $7.3 million for the prior year's first quarter. The decline in both the land and marine division net sales for the quarter ended August 31, 2000 is attributable to the deterioration in the seismic service industry over the past two years, resulting in continued weak demand for our seismic data acquisition equipment. See "Introduction" above. Reservoir services and products did not contribute significant net sales during the current quarter.

GROSS PROFITS

     Land division gross profit and gross profit margin for the quarter ended August 31, 2000 compared to the first quarter of fiscal year 2000 increased to a gross profit of $5.5 million, or 27.3% of land net sales, from a gross profit of $5.0 million, or 22.0% of land net sales. The increase in margins reflects primarily changes in product mix.

     Marine division gross profit and gross profit margin for the quarter ended August 31, 2000 compared to the first quarter in fiscal year 2000 decreased to a gross profit of $839,000, or 12.0% of marine net sales, from a gross profit of $989,000 or 13.6% of marine net sales. The marine division's gross profit margin for the first quarter in fiscal year 2000 included charges of $1.4 million for product-related warranties. Excluding these charges, the marine division's gross profit margin for the first quarter in fiscal year 2000 would have been 33.2%. This decrease in current year margin is principally the result of a $900,000 warranty charge recorded in the quarter ended August 31, 2000, partially offset by reduced manufacturing overheads.

     The land and marine division gross profit margins continue to be affected by pricing pressures attributable to our competitors, the weak customer demand for our products, and manufacturing under-absorption due to low production volumes as a result of the prevailing industry conditions. Our gross profit margin for any particular reporting period is dependent on the product mix sold and the pricing scheme for the products sold for that period and may vary materially from period to period.

RESEARCH AND DEVELOPMENT

     Research and development expenses for the quarter ended August 31, 2000 were $6.5 million, a decrease of $740,000, or 10%, compared to the first quarter in fiscal year 2000, primarily due to reduced costs and expenditures for salaries and other payroll related items, contract labor, and outside services, offset in part by an increase in depreciation and amortization.

MARKETING AND SALES

     Marketing and sales expenses for the quarter ended August 31, 2000 were $2.5 million, a decrease of $428,000, or 15%, compared to the first quarter in fiscal year 2000 primarily due to reduced costs and expenditures for salaries, commissions and other payroll related items. This decrease was principally attributable to our cost reduction program and reduced net sales.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses for the quarter ended August 31, 2000 were $3.1 million, a decrease of $3.8 million, or 55%, compared to the first quarter in fiscal year 2000. In the first quarter of fiscal year 2000, we recorded $3.3 million of charges related to employee severance arrangements and the closing of our Ireland facility. Excluding these charges for the first quarter in fiscal year 2000, general and administrative expenses for the quarter ended August 31, 2000 decreased approximately $500,000, or 14% compared to the first quarter in fiscal year 2000. The decrease was attributed to the cost reduction initiatives put in place during the past two fiscal years.

AMORTIZATION AND IMPAIRMENT OF IDENTIFIED INTANGIBLES

     Amortization of intangibles for the quarter ended August 31, 2000 was $1.2 million, a decrease of $772,000, or 40%, compared to the first quarter in fiscal year 2000. The decrease was attributable to the intangibles that were impaired in fiscal year 2000.

OPERATING INCOME

     The loss from operations for the quarter ended August 31, 2000 was $6.8 million, an improvement of $6.1 million, or 47%, compared to the $12.9 million loss in the first quarter in fiscal year 2000. Excluding special charges, our loss from operations in the first quarter in fiscal year 2000 was $8.2 million. The improvement was primarily the result of improvements in gross margins and reductions in operating expenses.

INTEREST EXPENSE

     Interest expense was $261,000 in the quarter ended August 31, 2000, an increase of $49,000, or 23% from the first quarter in fiscal year 2000. Our principal interest expense is attributed to our ten-year-term facilities financing.

INTEREST INCOME

     Interest income for the quarter ended August 31, 2000 was $1.6 million, an increase of $510,000 or 47% compared to the first quarter in fiscal year 2000. Income from investments increased $504,000 to $1.4 million as a result of higher excess cash balances invested during the year and increases in the rates earned on invested balances.

INCOME TAX EXPENSE

     The effective tax rate for the quarter ended August 31, 2000 was 12%, compared to (32%) for the first quarter of fiscal year 2000. Our effective tax rate for the quarter ended August 31, 2000 is reflective of current U.S. losses for which we have recorded no income tax benefit.

In assessing the realizability of deferred income tax assets, we consider whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets become deductible. We consider the scheduled reversal of deferred income tax liabilities and projected future taxable income in making this assessment. In order to fully realize the deferred income tax assets, we will need to generate future taxable income of approximately $165 million over the next 20 years. Although we experienced significant losses in fiscal years 2000 and 1999, our taxable income for the years 1996 through 1998 aggregated approximately $128 million. Based on the level of historical income prior to fiscal year 1999 and our projections of future taxable income over the periods that the deferred income tax assets are deductible and the expiration date of the net operating loss carry-forward, we believe it is more likely than not that we will realize the benefits of the deferred income tax assets, net of the valuation allowance at August 31, 2000. The ultimate realization of the net deferred tax assets, prior to the expiration of the net operating loss carry-forward in the next 19-20 years, will require significant improvements in our results of operations from fiscal years 1999 and 2000 levels and a return to levels of profitability that existed prior to fiscal year 1999. The amount of deferred income tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry-forward period are reduced. If a reduction in the net deferred tax assets determined to be more likely than not realizable occurs in the near term, it is likely that this adjustment will have a material adverse effect on our results of operations. Finally, we do not expect to be in a position to recognize any deferred tax benefits in the near term if we incur losses, which may result in a negative impact when comparing quarterly results for these periods.

PREFERRED STOCK DIVIDENDS

     Preferred stock dividends for the quarter ended August 31, 2000 are related to our outstanding Series B and Series C Preferred Stock. The dividends are recognized as a charge to retained earnings at the rate of 8% per annum, compounded quarterly (of which 7% is accounted for as accrued dividends and 1% is paid as a quarterly cash dividend). The preferred stock dividend charge for the quarter ended August 31, 2000 was $1.2 million, an increase of $134,000 over the quarter ended August 31, 2000. The increase was attributed to the compounding of interest on the accrued and unpaid dividends.

LIQUIDITY AND CAPITAL RESOURCES

     General. In recent years we have financed our operations from internally generated cash and funds from equity financings. Our cash and cash equivalents were $84.8 million at August 31, 2000, a decrease of $14.4 million, or 14%, as compared to May 31, 2000. The decrease is due to negative cash flows from operating activities for the quarter ended August 31, 2000.

     Cash flow from operating activities before changes in working capital items was a negative $1.1 million for the quarter ended August 31, 2000. Cash flow from operating activities after changes in working capital items was a negative $13.1 million for the quarter ended August 31, 2000, primarily due to the operating loss, increases in accounts and notes receivables, and decreases in levels of accounts payable and accrued expenses (primarily in connection with the $5.0 million payment for the Coastline Geophysical, Inc. litigation settlement). Our various working capital accounts can vary in amount substantially from period to period depending upon our levels of sales, product mix sold, demand for our products, percentages of cash versus credit sales, collection rates, inventory levels and general economic and industry factors.

     Cash flow used in investing activities was $1.0 million for the quarter ended August 31, 2000. The principal investing activities were capital expenditure projects.

     Cash flow from financing activities was $156,000 for the quarter ended August 31, 2000.

     Long Term Indebtedness. In 1996, we obtained a $12.5 million ten-year term mortgage loan to finance the construction of our electronics manufacturing facility in Stafford, Texas. The loan is secured by land, buildings and improvements, including our executive and research and development headquarters as well as the adjacent manufacturing facility. The mortgage loan bears interest at the fixed rate of 7.875% per annum and is repayable in equal monthly installments of principal and interest of $151,439. The promissory note contains certain prepayment penalties. As of August 31, 2000, $8.7 million in indebtedness was outstanding under this mortgage loan.

     Capital Expenditures. Capital expenditures for property, plant and equipment totaled $1.0 million for the quarter ended August 31, 2000 and are expected to aggregate $8.0 million for the twelve months ending May 31, 2001. Planned expenditures include the purchase of advanced manufacturing machinery and additional equipment for our rental fleet. We believe that the combination of our existing working capital, current cash in place and access to other financing sources will be adequate to meet our anticipated capital and liquidity requirements for the foreseeable future.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), as amended by SFAS No. 137 and SFAS No. 138, was issued by the Financial Accounting Standards Board in June 1998. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. Based on our announced change in year end to December 31, we will adopt SFAS 133 beginning January 1, 2001. We do not expect the adoption of SFAS 133 will have a material effect on our financial condition or results of operation because we historically have not entered into derivative or other financial instruments for trading or speculative purposes nor do we use or intend to use derivative financial instruments or derivative commodity instruments.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB No. 101"). SAB No. 101 summarizes the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. We understand that the SEC staff is preparing a document to address significant implementation issues related to SAB No. 101. To the extent that SAB No. 101 ultimately changes our revenue recognition practices, we are required to adopt SAB No. 101 in our Transition Report on Form 10-K for the seven-month period ended December 31, 2000, with any cumulative effect adjustment computed as of June 1, 2000. We cannot determine the potential impact that SAB No. 101 may have on our consolidated financial position or results of operations at this time.

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

     Our combined gross trade accounts receivable and trade notes receivable balance as of August 31, 2000 from customers in Russia and other former Soviet Union countries was approximately $15.1 million, from customers in Latin American countries was approximately $9.3 million, and from customers in China was approximately $9.4 million. As of August 31, 2000 the total allowance for doubtful accounts (foreign and US) was $1.8 million and the allowance for loan losses was $12.2 million. During the quarter ended August 31, 2000, there were approximately $2.8 million of sales to customers in Russia and other former Soviet Union countries, approximately $600,000 of sales to customers in Latin American countries and $1.2 million of sales to customers in China. All terms of sale for these foreign receivables are denominated in US dollars. Russia and certain Latin American countries have experienced economic problems and uncertainties and devaluations of their currencies in recent years. To the extent that economic conditions in the former Soviet Union, Latin America, China or elsewhere negatively affect future sales to our customers in those regions or the collectibility of our existing receivables, our future results of operations, liquidity and financial condition may be adversely affected.

     See Note 4 and Note 10 of the Notes to Consolidated Financial Statements and "- Cautionary Statement for Purposes of Forward-Looking Statements - Continuation of Downturn in Seismic Services Industry Will Adversely Affect Results of Operations and Financial Condition," "- Significant Payment Defaults Under Sales Arrangements Could Adversely Affect the Company" and "- Risk from Significant Amount of Foreign Sales Could Adversely Affect Results of Operations".

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

     Based on our progress to date in reviewing this matter, and the fact that our sales to customers are denominated in US dollars, we believe that the introduction of the Euro has not had and will not have a significant impact on the manner in which we conduct our business affairs and process our business and accounting records. Therefore, we anticipate that conversion to the Euro should not have a material effect on our financial condition or results of operations.

CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD-LOOKING STATEMENTS

     Certain information contained in this Quarterly Report on Form 10-Q (including statements contained in Part I -Item #2. "Management's Discussion and Analysis of Results of Operations and Financial Condition"), as well as other written and oral statements made or incorporated by reference from time to time by us and our representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and are subject to the "Safe Harbor" provisions of that section. This information includes, without limitation, statements concerning future results of operation, future revenues, future costs and expenses, future margins and write-downs and special charges and savings and benefits therefrom; anticipated timing of commercialization of and capabilities of products planned or under development, including products incorporating VectorSeis(TM) technology; future demand for our products; anticipated product releases and technological advances; the future mix of business and future asset recoveries; the realization of deferred tax assets; the effect of changes in accounting standards on our results of operation and financial condition; the effect of the Euro's introduction; the Company's Year 2000 issues; the inherent unpredictability of adversarial proceedings and other contingent liabilities; future capital expenditures and our future financial condition; future energy industry and seismic services industry conditions; and world economic conditions, including that in former Soviet Union, Latin American and Asian countries. These statements are based on current expectations and involve a number of risks and uncertainties, including those set forth below and elsewhere in this Form 10-Q. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct.

     When used in this report, the words "anticipate," "estimate," "expect," "may," "project" and similar expressions are intended to be among the statements that identify forward-looking statements. Important factors which could affect our actual results and cause actual results to differ materially from those results which might be projected, forecast, estimated or budgeted by us in these forward-looking statements include, but are not limited to, the following:

     CONTINUATION OF DOWNTURN IN SEISMIC SERVICES INDUSTRY WILL ADVERSELY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION. Demand for our products is dependent upon the level of worldwide oil and gas exploration and development activity. This activity in turn is primarily dependent upon oil and gas prices, which have been subject to wide fluctuation in recent years in response to changes in the supply and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control. Worldwide oil prices declined from October 1997 and remained at lower levels through February 1999. Despite the recovery in commodity prices since 1999, energy producers' continuing concerns over the sustainability of higher prices for hydrocarbon production resulted in lower exploration budgets by energy companies, which resulted in weak demand for our seismic data acquisition equipment. Other factors which have negatively impacted demand for our products have been the weakened financial condition of many of our customers, consolidations among energy producers and oilfield service and equipment providers, an oversupply in the marketplace of current-generation seismic equipment, a current industry-wide oversupply of "spec" seismic data, pricing pressures from our competitors and customers, and the destabilized economies in many developing countries. Despite higher prices for oil and natural gas since February 1999, it is expected that any turnaround for the seismic equipment market will occur later than for other sectors of the energy services industry.

     It is impossible to predict the length of the downturn for the seismic equipment market with any certainty. A further prolonged downturn in market demand for our products will have a material adverse effect on our results of operation and financial condition. No assurances can be given as to future levels of worldwide oil and natural gas prices, the future level of activity in worldwide oil and gas exploration and development and their relationship(s) to the demand for our products. Additionally, no assurances can be given that our efforts to reduce and contain costs will be sufficient to offset the effect of continued lower levels of our net sales until industry conditions improve.

     FAILURE TO DEVELOP PRODUCTS AND KEEP PACE WITH TECHNOLOGICAL CHANGE WILL ADVERSELY AFFECT RESULTS OF OPERATIONS. The markets for our product lines are characterized by rapidly changing technology and frequent product introductions. Whether we can develop and produce successfully, on a timely basis, new and enhanced products that embody new technology, meet evolving industry standards and practice, and achieve levels of capability and price that are acceptable to our customers, will be significant factors in our ability to compete in the future. During the third quarter of fiscal year 2000, we recorded $8.7 million of inventory charges primarily related to our decision then to commercialize VectorSeis(TM) digital sensor products having higher technical standards than the products we had previously produced. We had previously decided to commercialize earlier-stage VectorSeis(TM) products, which subsequently were proven not to be commercially feasible based on data gathered from VectorSeis(TM) digital sensor surveys, the anticipated longer-term market recovery for new seismic instrumentation and then current and expected market conditions.

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

     SIGNIFICANT PAYMENT DEFAULTS UNDER SALES ARRANGEMENTS COULD ADVERSELY AFFECT THE COMPANY. We sell to many customers on extended-term arrangements. Significant payment defaults by customers could have a material adverse effect on our financial position and results of operations. A significant portion of our trade notes and trade accounts receivable balance as of August 31, 2000 was attributable to sales made in former Soviet Union, Latin American and Asian countries.

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

     RISKS RELATED TO GROSS MARGIN. Our gross margin percentage is a function of pricing pressures from our customers and our competitors and the product mix sold in any period. Increased sales of lower margin equipment and related components in the overall sales mix may result in lower gross margins. Other factors, such as heightened price competition, unit volumes, inventory obsolescence, increased warranty costs and other product related contingencies, changes in sales and distribution channels, shortages in components due to untimely supplies or inability to obtain items at reasonable prices, unavailability of skilled labor and manufacturing under-absorption due to low production volumes, may also continue to affect the cost of sales and the fluctuation of gross margin percentages in future periods and results of operations.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We were named, along with a former employee, as defendants in an action filed on May 21, 1999, in State District Court in Harris County, Texas styled Coastline Geophysical, Inc. v. Input/Output, Inc. et al. The plaintiffs' petition alleged a number of claims arising out of a purchase of a marine seismic system manufactured by us. While believing we had meritorious defenses to this action, we settled this lawsuit in July 2000 for $5.0 million, after giving consideration to the cost and distraction of protracted litigation. As a result of the settlement, we recorded a $5.0 million charge to general and administrative expense in the fourth quarter and year ended May 31, 2000. See
Part I - Item 2. "Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources."

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




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  List of Documents Filed.

     3.1  Bylaws of the Company, as amended as of September 25, 2000

     27.1 Financial Data Schedule (included in EDGAR copy only)

(b)  Reports on Form 8-K

     No Current Reports on Form 8-K were filed during the quarter ended August 31, 2000



                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED IN THE CITY OF STAFFORD, STATE OF TEXAS, ON OCTOBER 16, 2000.

Input/Output, Inc.

By /s/ C. Robert Bunch
  ------------------------------------------------------
       C. ROBERT BUNCH
       VICE PRESIDENT AND CHIEF ADMINISTRATIVE OFFICER