Form 10-K/A
period 2000-05-31
INPUT OUTPUT INC
filed 2000-10-30
CIK 866609

================================================================================

                                  FORM 10-K/A-1

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

                         COMMISSION FILE NUMBER 1-13402

                               INPUT/OUTPUT, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                             22-2286646
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

12300 CHARLES E. SELECMAN DRIVE., STAFFORD, TEXAS                77477
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

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date.

       TITLE OF EACH CLASS                          NUMBER OF SHARES OUTSTANDING
        OF COMMON STOCK                                  AT JUNE 30, 2000
        ---------------                                  ----------------
       COMMON STOCK, $0.01 PAR VALUE                        50,789,080

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant's 2000 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K:

(3)      Exhibits:

           23.1     - Independent Auditors' Consent

           99.1     - Information, Financial Statements and Exhibits required by
                      Form 11-K for the Input / Output, Inc. Employee Stock Purchase Plan

                                   SIGNATURES


         The undersigned registrant hereby amends the following items, financial statements and exhibits of its Annual Report for its fiscal year ended May 31, 2000 on Form 10-K as set forth in the pages attached hereto:

         To file as Exhibit 99.1 the Information, Financial Statements and Exhibits required by Form 11-K for the Input / Output, Inc. Employee Stock Purchase Plan.

         Pursuant to the requirements of Section 13 or 15(d) of the Security Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A-1 report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Stafford, State of Texas, on October 30, 2000.

                                                Input / Output, Inc.



                                                /s/ C. Robert Bunch
                                                --------------------------------
                                                C. Robert Bunch
                                                Vice President

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------

 23.1     - Independent Auditors' Consent

 99.1     - Information, Financial Statements and Exhibits required by
            Form 11-K for the Input / Output, Inc. Employee Stock
            Purchase Plan