Form 10-Q
period 2000-11-30
INPUT OUTPUT INC
filed 2001-01-12
CIK 866609

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [ ]



At November 30, 2000 there were 51,168,820 shares of common stock, par value $0.01 per share, outstanding.

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q
                     FOR THE QUARTER ENDED NOVEMBER 31, 2000


PART I.  Financial Information.                                                       Page
                                                                                      ----
Item 1.  Financial Statements.

           Consolidated Balance Sheets
            November 30, 2000 and May 31, 2000 .......................................   2

           Consolidated Statements of Operations
            Three months and six months ended
            November 30, 2000 and November 30, 1999 ..................................   3

           Consolidated Statements of Cash Flows
            Six months ended November 30, 2000 and
            November 30, 1999 ........................................................   4


           Notes to Consolidated Financial Statements ................................   5

Item 2.  Management's Discussion and Analysis of Results of Operations and
          Financial Condition ........................................................   9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ..................  20

PART II. Other Information.

Item 1.  Legal Proceedings ...........................................................  20

Item 4.  Submission of Matters to a Vote of Security Holders .........................  20

Item 6.  Exhibits and Reports on Form 8-K ............................................  21

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                    (UNAUDITED)
                                           ASSETS                                   NOVEMBER 30,     May 31,
Current assets:                                                                        2000           2000
                                                                                    ------------    ---------
   Cash and cash equivalents ....................................................   $     92,133    $  99,210
   Restricted cash ..............................................................            458        1,006
   Trade accounts receivable, net ...............................................         32,924       24,944
   Current portion trade notes receivable, net ..................................          8,752       12,224
   Inventories ..................................................................         72,272       69,185
   Deferred income tax asset ....................................................         11,542       13,459
   Prepaid expenses .............................................................          1,520        1,979
                                                                                    ------------    ---------
           Total current assets .................................................        219,601      222,007
Long-term trade notes receivable ................................................          5,737        6,013
Deferred income tax asset .......................................................         43,310       41,393
Property, plant and equipment, net ..............................................         52,623       58,419
Goodwill, net ...................................................................         47,407       49,256
Other assets, net ...............................................................          4,177        4,681
                                                                                    ------------    ---------
           Total assets .........................................................   $    372,855    $ 381,769
                                                                                    ============    =========

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt .........................................   $      1,200    $   1,154
   Accounts payable .............................................................         12,516        8,011
   Accrued expenses .............................................................         22,073       27,261
   Income tax payable ...........................................................          3,631        2,169
                                                                                    ------------    ---------
           Total current liabilities ............................................         39,420       38,595
Long-term debt, net of current maturities .......................................          7,182        7,886
Other long-term liabilities .....................................................            274          273
Stockholders' equity:
Cumulative convertible preferred stock, $.01 par value; authorized 5,000,000 shares; issued and outstanding 55,000 shares at the end of both periods
   (liquidation value of $55.0 million) .........................................              1            1
Common stock, $.01 par value; authorized 100,000,000 shares; outstanding
   51,168,820 shares and 50,744,180 shares respectively .........................            512          510
Additional paid-in capital ......................................................        351,873      348,743
Retained deficit ................................................................        (17,221)      (6,065)
Accumulated other comprehensive loss ............................................         (6,543)      (5,427)
Treasury stock, at cost, 243,500 shares and 232,500 shares, respectively ........         (1,737)      (1,651)
Unamortized restricted stock compensation .......................................           (906)      (1,096)
                                                                                    ------------    ---------
      Total stockholders' equity ................................................        325,979      335,015
                                                                                    ------------    ---------
           Total liabilities and stockholders' equity ...........................   $    372,855    $ 381,769
                                                                                    ============    =========

          See accompanying notes to consolidated financial statements.

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                                             NOVEMBER 30,                    NOVEMBER 30,
                                                     ----------------------------    ----------------------------
                                                         2000            1999            2000            1999
                                                     ------------    ------------    ------------    ------------
Net sales ........................................   $     40,880    $     24,438    $     68,021    $     54,417
Cost of sales ....................................         28,775          19,165          49,555          43,159
                                                     ------------    ------------    ------------    ------------
         Gross profit ............................         12,105           5,273          18,466          11,258
                                                     ------------    ------------    ------------    ------------

Operating expenses:
   Research and development ......................          6,955           6,868          13,418          14,071
   Marketing and sales ...........................          2,602           1,999           5,055           4,879
   General and administrative ....................          4,193           4,283           7,287          11,197
   Amortization and impairment of intangibles ....          1,136           1,915           2,289           3,841
                                                     ------------    ------------    ------------    ------------
          Total operating expenses ...............         14,886          15,065          28,049          33,988
                                                     ------------    ------------    ------------    ------------

Loss from operations .............................         (2,781)         (9,792)         (9,583)        (22,730)

Interest income ..................................          1,954           1,270           3,556           2,363
Interest expense .................................           (259)           (202)           (520)           (414)
Other income (expense) ...........................            286             (50)            155            (108)
                                                     ------------    ------------    ------------    ------------
Loss before income taxes .........................           (800)         (8,774)         (6,392)        (20,889)
Income tax expense (benefit) .....................          1,507          (2,389)          2,174          (6,266)
                                                     ------------    ------------    ------------    ------------
Net loss .........................................         (2,307)         (6,385)         (8,566)        (14,623)
Preferred dividend ...............................          1,375           1,143           2,590           2,224
                                                     ------------    ------------    ------------    ------------
Net loss applicable to common stock ..............   $     (3,682)   $     (7,528)   $    (11,156)   $    (16,847)
                                                     ============    ============    ============    ============

Basic loss per common share ......................   $      (0.07)   $      (0.15)   $      (0.22)   $      (0.33)
                                                     ============    ============    ============    ============
Weighted average number of
   common shares outstanding .....................     50,912,680      50,697,358      50,827,970      50,682,183
                                                     ============    ============    ============    ============


Diluted loss per common share ....................   $      (0.07)   $      (0.15)   $      (0.22)   $      (0.33)
                                                     ============    ============    ============    ============

Weighted average number of  diluted
   common shares outstanding .....................     50,912,680      50,697,358      50,827,970      50,682,183
                                                     ============    ============    ============    ============


          See accompanying notes to consolidated financial statements.

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            SIX MONTHS ENDED
                                                                              NOVEMBER 30,
                                                                          --------------------
                                                                            2000        1999
                                                                          --------    --------
Cash flows from operating activities:
     Net loss .........................................................   $ (8,566)   $(14,623)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization ....................................      9,777      10,688
     Amortization of restricted stock and other stock compensation ....        190         245
     Impairment or loss on disposal of fixed assets ...................      1,129         287
     Bad debt expense and loan losses .................................     (1,492)        404
     Inventory obsolescence expense ...................................         --         340
     Deferred income benefit ..........................................         --      (6,059)

Changes in assets and liabilities, net of above provisions:
     Accounts and notes receivable ....................................     (3,074)     11,240
     Inventories ......................................................     (3,398)        465
     Accounts payable and accrued expenses ............................       (777)    (12,644)
     Income taxes payable/receivable ..................................      2,267       2,994
     Other ............................................................        979       1,071
                                                                          --------    --------
           Net cash used in  operating activities .....................     (2,965)     (5,592)
                                                                          --------    --------

Cash flows from investing activities:
     Purchase of property, plant and equipment ........................     (3,590)     (7,530)
                                                                          --------    --------
           Net cash used in investing activities ......................     (3,590)     (7,530)
                                                                          --------    --------

Cash flows from financing activities:
     Payments on long-term debt .......................................       (658)       (523)
     Payments of preferred dividends ..................................       (275)       (179)
     Proceeds from exercise of stock options ..........................        391         145
     Proceeds from issuance of common stock to Employee
        Stock Purchase Plan ...........................................        427         659
     Purchase of treasury stock .......................................        (86)       (802)
     Net proceeds from preferred stock offering .......................         --      14,794
                                                                          --------    --------
           Net cash provided by (used in) financing activities ........       (201)     14,094
                                                                          --------    --------

     Effect of change in foreign currency exchange rates on
        cash and cash equivalents .....................................       (321)         (6)
                                                                          --------    --------
     Net increase (decrease) in cash and cash equivalents .............     (7,077)        966
     Cash and cash equivalents at beginning of period .................     99,210      75,140
                                                                          --------    --------
           Cash and cash equivalents at end of period .................   $ 92,133    $ 76,106
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

(2) SEGMENT INFORMATION

         Commencing in fiscal year 2000 we began reporting operating segment information by two segments: Land and Marine. During the quarter ended August 31, 2000, we added another segment called Reservoir. The Marine and Land segments are defined by the environment in which customers use our equipment and services. Our Reservoir products and technologies are used for enhanced reservoir imaging. All segments provide products and services that are used in the exploration and development of oil and gas reserves. Customers include major, independent and national oil companies as well as seismic survey operators.

         Our Land segment products include vibrators, geophones, vehicles, data acquisition systems, and applications software. We also offer transition zone systems in shallow water with marine versions of our land-based recording systems. Our Marine segment provides data acquisition systems, hydrophones, airguns and marine positioning systems. Our Reservoir segment principally provides services (along with related products), including studies, analysis and management to enhance hydrocarbon recovery. Reservoir segment results are included in Land segment results and are currently not material to any of the disclosures. We measure segment operating results based on income (loss) from operations. The following summarizes our segment information (in thousands):

                                         THREE MONTHS ENDED         SIX MONTHS ENDED
                                            NOVEMBER 30,              NOVEMBER 30,
                                      -----------------------   -----------------------
                                         2000         1999         2000         1999
                                      ----------   ----------   ----------   ----------
Net sales:
    Land ..........................   $   32,332   $   13,414   $   52,509   $   36,106
    Marine ........................        8,548       11,024       15,512       18,311
                                      ----------   ----------   ----------   ----------
      Total .......................   $   40,880   $   24,438   $   68,021   $   54,417
                                      ==========   ==========   ==========   ==========

Gross profit:
    Land ..........................   $    9,152   $    2,195   $   14,673   $    7,191
    Marine ........................        2,953        3,078        3,793        4,067
                                      ----------   ----------   ----------   ----------
       Total ......................   $   12,105   $    5,273   $   18,466   $   11,258
                                      ==========   ==========   ==========   ==========

Depreciation and amortization:
    Land ..........................   $    1,722   $    2,469   $    3,543   $    4,611
    Marine ........................        1,058        1,655        2,118        3,598
    Corporate .....................        2,026        1,232        4,116        2,479
                                      ----------   ----------   ----------   ----------
       Total ......................   $    4,806   $    5,356   $    9,777   $   10,688
                                      ==========   ==========   ==========   ==========

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                                 THREE MONTHS ENDED          SIX MONTHS ENDED
                                                    NOVEMBER 30,               NOVEMBER 30,
                                             ------------------------    ------------------------
                                                2000          1999          2000          1999
                                             ----------    ----------    ----------    ----------
Earnings (loss) from operations:
    Land .................................   $    2,543    $   (2,694)   $    2,236    $   (5,377)
    Marine ...............................         (741)       (2,112)       (3,565)       (6,627)
    Corporate ............................       (4,583)       (4,986)       (8,254)      (10,726)
                                             ----------    ----------    ----------    ----------
       Total .............................   $   (2,781)   $   (9,792)   $   (9,583)   $  (22,730)
                                             ==========    ==========    ==========    ==========

                                          NOVEMBER 30,     May 31,
Total assets:                                 2000          2000
                                          ------------   ----------
    Land ..............................   $    120,302   $  106,431
    Marine ............................         72,156       77,411
    Corporate .........................        180,397      197,927
                                          ------------   ----------
       Total ..........................   $    372,855   $  381,769
                                          ============   ==========

    Corporate assets include assets specifically related to corporate personnel and operations, cash and cash equivalents, income tax related assets and all facilities and manufacturing machinery that are jointly utilized by multiple segments.

(3) INVENTORIES

    The following summarizes our inventories (in thousands):

                                       NOVEMBER 30,     May 31,
                                           2000          2000
                                       ------------   ----------
Raw materials ......................   $     40,712   $   42,131
Work-in-process ....................         10,062        7,979
Finished goods .....................         21,498       19,075
                                       ------------   ----------
                                       $     72,272   $   69,185
                                       ============   ==========

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(4) TRADE NOTES RECEIVABLE

         Trade notes receivable at November 30, 2000 are generally secured by seismic equipment sold by us, bearing interest at contractual rates of 8-13% per annum and are due at various dates through 2004. The recorded investment in trade notes receivable, net, on our balance sheet was $14.5 million at November 30, 2000, and is summarized as follows (in thousands):


                                         CURRENT      NON-CURRENT       TOTAL
                                       ------------   ------------   ------------
Trade notes receivable                 $     19,845   $      5,737   $     25,582
Less anticipated loan-loss
  allowance                                  11,093             --         11,093
                                       ------------   ------------   ------------
Trade notes receivable, net            $      8,752   $      5,737   $     14,489
                                       ============   ============   ============


At November 30, 2000 there were approximately $13.0 million of notes receivable for which the anticipated loan-loss was recorded. The activity in the notes receivable allowance for anticipated loan-loss is as follows (in thousands):

                                                                   NOVEMBER 30,     November 30,
                                                                       2000             1999
                                                                   ------------     ------------
     Balance at beginning of period..............................  $     13,718     $     28,778
     Additions charged to costs and expenses.....................           811            4,745
     Recoveries reducing costs and expenses .....................        (2,303)          (5,766)
     Write-downs charged against the allowance ..................           (72)          (9,389)
     Reclassifications of trade accounts receivable .............        (1,061)          11,988
                                                                   ------------     ------------
     Balance at end of period....................................  $     11,093     $     30,356
                                                                   ============     ============

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

         Were the Company to report earnings at November 30, 2000 and November 30, 1999 there were 2,594,027 and 228,675 common stock shares subject to stock options that were not included in the weighted average number of diluted common shares outstanding. At November 30, 2000 and November 30, 1999 there were 4,739,433 and 4,246,913, respectively, of common stock shares subject to total stock options outstanding, which could potentially be included in the future weighted average number of diluted common shares outstanding. In addition, the cumulative convertible preferred stock has also not been considered in the computation of diluted loss per common share.

(6) LONG-TERM DEBT

         In 1996, we obtained a $12.5 million ten-year term mortgage loan to finance the construction of our electronics manufacturing facility in Stafford, Texas. The loan is secured by land, buildings and improvements, including our executive and research and development headquarters as well as the adjacent manufacturing facility. The mortgage loan bears interest at the fixed rate of 7.9% per annum and is repayable in equal monthly installments of principal and interest of $151,439. The promissory note contains certain prepayment penalties. As of November 30, 2000, $8.4 million in indebtedness was outstanding under this mortgage loan.

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(7) COMPREHENSIVE LOSS

         Comprehensive loss includes all changes in a company's equity (except those resulting from investments by and distributions to owners). The components of total comprehensive loss are as follows:


                                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                                        NOVEMBER 30,                  NOVEMBER 30,
                                                    --------------------          --------------------
                                                      2000        1999              2000        1999
                                                    --------    ---------         --------    ---------
Net loss........................................    $ (2,307)   $ (6,385)        $ (8,566)   $ (14,623)
Foreign currency translation adjustment.........        (464)         70           (1,116)         292
                                                    --------    ---------         --------    ---------
                                                    $ (2,771)   $ (6,315)        $ (9,682)   $ (14,331)
                                                    ========    =========         ========    =========



(8) STOCKHOLDERS' EQUITY

          In July 2000, we announced that our Board of Directors had authorized the repurchase of up to an additional 1,000,000 shares of our common stock in open market and privately negotiated transactions, with purchases to be made from time to time through May 31, 2001. Shares repurchased will be held by us as treasury stock to be available for our stock option and other equity compensation and benefits plans. As of November 30, 2000 we had repurchased 11,000 shares under this program.

(9) COMMITMENTS AND CONTINGENCIES

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

(10) SPECIAL CHARGES AND RECOVERIES

         Our special charges and recoveries have consisted of various transactions resulting from industry downturns and cost reduction initiatives. During the first quarter of the fiscal year ended May 31, 2000, we recorded pretax charges totaling $4.7 million, comprised of $3.3 million primarily related to employee severance arrangements and the closing of our Ireland facility (included in general and administrative expenses) and charges of $1.4 million for product-related warranties (included in cost of sales). These charges resulted from continued weak customer demand for our equipment. This weak demand resulted from, among other things, a widespread downturn in exploration activity due to a decline in energy prices from October 1997 through February 1999, and consolidation among energy producers. There were no charges or recoveries recorded during the quarters ended August 31, 2000 and November 30, 2000.

(11) SUBSEQUENT EVENTS

On January 3, 2001, the Company acquired all of the issued and outstanding capital stock of Pelton Company, Inc. ("Pelton") for $6 million cash, a $3 million two-year unsecured promissory note bearing interest at 8.5% per annum, and additional contingent future payments. Pelton is based in Ponca City, Oklahoma and designs, manufactures and sells seismic vibrator control systems, vibrator positioning systems using GPS, and explosive energy control systems.


           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

INTRODUCTION

         Our net sales are directly related to the level of worldwide oil and gas exploration activity and the profitability and cash flows of oil and gas companies and seismic contractors, which in turn are affected by expectations regarding the supply and demand for oil and natural gas, energy prices and finding and development costs. Oil and gas pricing, in turn, is influenced by numerous factors including, but not limited to, those described in "Cautionary Statement for Purposes of Forward-Looking Statements - Continuation of Downturn in Seismic Services Industry Will Adversely Affect Results of Operations and Financial Condition" and "Risk From Significant Amount of Foreign Sales Could Adversely Affect Results of Operations".

         During fiscal years 2000 and 1999, our financial performance was adversely impacted by the deterioration in energy industry conditions and, more specifically, in the seismic service sector. This deterioration commenced with a widespread downturn in exploration activity due to a decline in energy prices from October 1997 to February 1999, which was followed by consolidation among many energy producers and oilfield service firms. As a result of reduced exploration spending and the deterioration of energy service sector conditions, demand for our products declined precipitously. Despite the recovery in commodity prices during 1999 and 2000, energy producers' continued concerns over the sustainability of higher prices for hydrocarbon production resulted in lower exploration budgets by energy companies, which has resulted in continued weak demand for our seismic data acquisition equipment. Further contributing to this weak demand has been an industry-wide oversupply of seismic equipment in the field and an excess inventory of seismic data in contractors' data libraries. This weak demand was further exacerbated by new product offerings from competitors.

SUMMARY REVIEW AND OUTLOOK

         In response to the prevailing industry conditions, we have concentrated on lowering our cost structure, consolidating our product offerings and reorganizing into a products-based divisional structure. During the first quarter of fiscal year 2000, we closed our cable manufacturing facility in Cork, Ireland and merged its operations into our U.K. and U.S. facilities, allowing us to address some of our excess capacity issues. We are evaluating additional restructuring and cost control solutions with the goal of returning to profitability as quickly as practicable. Implementing these solutions could result in additional charges in the near term.

         For the next three to six months, we foresee continued equipment oversupply in the marine seismic fleets and continued weak demand in the marine seismic sector. We presently believe that industry conditions will continue to adversely impact demand for our marine products through at least the first six months of calendar 2001.

         While overall demand for new seismic work currently remains low by historical standards, demand for land seismic equipment is showing signs of improvement. We currently believe that overall net sales for the three months ending March 31, 2001 will be somewhat less than our net sales for the quarter ended November 30, 2000, but the improved demand for land seismic equipment should continue to be reflected in future results of operations.

         We are also continuing to invest resources and seek improvements in our seismic data acquisition technology. A few of the goals we are seeking to achieve during the first six months of calendar 2001 include commercializing our VectorSeis(TM) technology in our sensor product line, further development in our land seismic ground electronics, and developing new product offerings in hydrocarbon reservoir monitoring. We recently completed field tests for a VectorSeis(TM) system in Canada and are currently manufacturing a pilot system which we believe should be ready by May 31, 2001. Our goal is to complete as many field tests as possible by then. We are currently in the process of manufacturing a limited inventory of VectorSeis(TM) sensor modules for this pilot system. However, additional commercialization refinements are anticipated before any full-scale commercial marketing efforts will commence. Also, we are continuing to develop a lightweight land seismic system, with a view toward commercial introduction of such a system during calendar 2001. Finally, we plan to create a new business unit for our Micro-ElectroMechanical Systems ("MEMS") facility in Stafford during calendar 2001 to provide for the production of MEMS components for our VectorSeis(TM) products and also to seek additional applications and revenue sources for our MEMS capacity and technology.

         No assurances can be made that we will implement any of these potential actions, and if so, whether any of them will prove successful or the degree of that success. However, we believe that the initiatives discussed above will better position us to return to profitability as industry conditions improve.

CHANGE IN FISCAL YEAR END

         On September 25, 2000, our Board of Directors adopted a resolution providing for the change of our fiscal year end from May 31 to December 31. We intend to file a Transition Report on Form 10-K covering the transition period from June 1, 2000 to December 31, 2000 on or before March 29, 2001.

FISCAL YEAR 2000 SPECIAL CHARGES

         During the first quarter of the fiscal year ended May 31, 2000, we recorded pretax charges totaling $4.7 million, comprised of $3.3 million primarily related to employee severance arrangements and the closing of our Ireland facility (included in general and administrative expenses) and charges of $1.4 million for product-related warranties (included in cost of sales). These charges resulted from continued weak customer demand for our equipment. No similar charges or recoveries were recorded during the six month period ended November 30, 2000.

THREE MONTHS ENDED NOVEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 1999

NET SALES:

         Net Sales for the three months ended November 30, 2000 increased $16.4 million, or 67%, compared to the corresponding period one year ago. The increase is primarily due to increased demand for products produced by our Land Division. Net sales of our Land Division increased $18.9 million, or 141%, compared to the corresponding period one year ago. Increased sales of our Land Division were partially offset by decreased net sales of our Marine Division where continued equipment oversupply in the marine seismic fleets adversely affects sales. Marine Division net sales decreased $2.5 million, or 22% as compared to the corresponding period one year ago.

COST OF SALES:

         Cost of sales for the three months ended November 30, 2000 increased $9.6 million, or 50%, compared to the corresponding period one year ago. The increase in cost of sales was the result of increased revenues; however, better utilization of manufacturing facilities and higher profit margins on sales from both the Land and Marine Division resulted in increased gross profit. Gross profits increased $6.8 million, or approximately 130%, compared to the corresponding period one year ago.

OPERATING EXPENSES:

         Operating expenses for the three months ended November 30, 2000 remained relatively constant, decreasing $0.2 million, or 1%, compared to the corresponding period one year ago.

INTEREST INCOME:

         Interest income for the three months ended November 30, 2000 increased $0.7 million, or 54% as a result of increased cash balances and increased rates of interest earned on those cash balances.

INCOME TAX EXPENSE:

         Income tax expense for the three months ended November 30, 2000 increased $3.9 million, or 163%, compared with a tax benefit in the corresponding period one year ago. The change in income tax expense (benefit) is primarily the result of: (i) increased profitability of operations in foreign tax jurisdictions and (ii) no recognition of benefit from domestic net operating losses. In assessing the realizability of deferred income tax assets, we considered whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets become deductible. We considered the scheduled reversal of deferred income tax liabilities and projected future taxable income in making this assessment. In order to fully realize the deferred income tax assets, we will need to generate future taxable income of approximately $165 million over the next 20 years. Although we experienced significant losses in fiscal years 2000 and 1999, our taxable income for the years 1996 through 1998 aggregated approximately $128 million. Regardless, the ultimate realization of the net deferred tax assets, prior to the expiration of the net operating loss carry-forward in the next 19-20 years, will require a return to levels of profitability that existed prior to fiscal year 1999.

SIX MONTHS ENDED NOVEMBER 30, 2000 COMPARED TO SIX MONTHS ENDED NOVEMBER 30,
1999

NET SALES:

         Net sales for the six months ended November 30, 2000 increased $13.6 million, or 25% as compared to the corresponding period one year ago. The increase is primarily due to increased industry demand for products produced by our Land Division. Net sales of our Land Division increased $16.4 million, or 45%, compared to the corresponding period one year ago. Increased sales of our Land Division were partially offset by decreased net sales of our Marine Division where continued equipment oversupply in the marine seismic fleets adversely affects our sales. Marine Division net sales decreased $2.8 million, or 15%, compared to the corresponding period one year ago.

COST OF SALES:

         Cost of sales for the six months ended November 30, 2000 increased $6.4 million, or 15% as compared to the corresponding period one year ago. The increase in cost of sales was the result of increased net sales. However, better utilization of manufacturing facilities and increasing profit margins on sales from both the Land and Marine Division resulted in increased gross profit. Gross profit increased $7.2 million, or approximately 64%, compared to the corresponding period one year ago.

OPERATING EXPENSES:

         Operating expenses for the six months ended November 30, 2000 decreased $5.9 million or 17%, compared to the corresponding period one year ago. The decrease in operating expenses was primarily the result of decreases in amortization of intangibles and decreases in general and administrative expense. Amortization of intangibles decreased $1.6 million, or 40%, primarily as the result of the reduction in total intangibles by impairment charges during the fiscal year ended May 31, 2000. General and administrative expenses decreased $3.9 million, or 35%, primarily as the result of $3.3 million of charges related to employee severance arrangements and the closing of our Ireland facility during the corresponding period one year ago. Excluding these charges, general and administrative expenses decreased by $0.6 million as the result of continued cost reduction initiatives.

INTEREST INCOME:

         Interest income for the six months ended November 30, 2000 increased $1.2 million, or 50% as a result of increased cash balances and increased rates of interest earned by those cash balances.

INCOME TAX EXPENSE:

         Income tax expense for the six months ended November 30, 2000 increased $8.4 million, or 135%, compared with a tax benefit in the corresponding period one year ago. The change in income tax expense (benefit) is primarily the result of; (i) increased profitability of operations in foreign tax jurisdictions and
(ii) no recognition of
benefit from domestic net operating losses (see disclosures concerning realizability of deferred income tax assets above in discussion of three months ended November 30, 1999 and 2000.)

PREFERRED STOCK DIVIDENDS:

         Preferred stock dividends for the three and six months ended November 30, 2000 are related to our outstanding Series B and Series C Preferred Stock. The dividends are recognized as a charge to retained earnings at the rate of 8% per annum, compounded quarterly (of which 7% is accounted for as accrued dividends and 1% is paid as a quarterly cash dividend). The preferred stock dividend charge for the six months ended November 30, 2000 was $2.6 million, an increase of $366,000 over the prior year period. The increase was attributed to the compounding of the dividend rate and the accrued and unpaid dividend.

LIQUIDITY AND CAPITAL RESOURCES:

         In recent years we have financed our operations from internally generated cash and funds from equity financings. Our cash and cash equivalents were $92.1 million at November 30, 2000, with a decrease of $7.1 million, or 7%, compared to May 31, 2000. The decrease is due to negative cash flows from operating activities and investing activities for the six months ended November 30, 2000.

         Cash flow from operating activities before changes in working capital items was a positive $1.0 million for the six months ended November 30, 2000. Cash flow from operating activities after changes in working capital items was a negative $3.0 million for the six months ended November 30, 2000, primarily due to the operating loss, net increases in accounts and notes receivables and increases in levels of inventories. The increases in the working capital items result from higher sales volume. Our various working capital accounts can vary in amount substantially from period to period depending upon our levels of sales, product mix sold, demand for our products, percentages of cash versus credit sales, collection rates, inventory levels and general economic and industry factors.

         Cash flow used in investing activities was $3.6 million for the six months ended November 30, 2000. The principal investing activities were capital expenditure projects. This was a decrease of $3.9 million compared to the amount of net cash used in investing activities for the six months ended November 30, 1999, due to decreased levels of capital expenditures.

         Cash flow used in financing activities was $0.2 million for the six months ended November 30, 2000. Net cash provided by financing activities was $14.1 million for the six months ended November 30, 1999, primarily due to a preferred stock offering in the prior period.

LONG-TERM INDEBTEDNESS:

         In 1996, we obtained a $12.5 million ten-year term mortgage loan to finance the construction of our electronics manufacturing facility in Stafford, Texas. The loan is secured by land, buildings and improvements, including our executive and research and development headquarters as well as the adjacent manufacturing facility. The mortgage loan bears interest at the fixed rate of 7.9% per annum and is repayable in equal monthly installments of principal and interest of $151,439. The promissory note contains certain prepayment penalties. As of November 30, 2000, $8.4 million in indebtedness was outstanding under this mortgage loan.

CAPITAL EXPENDITURES:

         Capital expenditures for property, plant and equipment totaled $3.6 million for the six months ended November 30, 2000 and are expected to aggregate $8.0 million for the twelve months ending May 31, 2001. Planned expenditures include the purchase of advanced manufacturing machinery and additional equipment for our rental equipment fleet. We believe that the combination of our existing working capital, current cash in place and access to other financing sources will be adequate to meet our anticipated capital and liquidity requirements for the foreseeable future.

RECENT ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), as amended by SFAS No. 137 and SFAS No. 138, was issued by the Financial Accounting Standards Board in June 1998. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. Based on our announced change in fiscal year end to December 31, we will adopt SFAS 133 beginning January 1, 2001. We do not expect the adoption of SFAS 133 to have a material effect on our financial condition or results of operation.

         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB No. 101"). SAB No. 101 summarizes the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. To the extent that SAB No. 101 ultimately changes our revenue recognition practices, we are required to adopt SAB No. 101 in our Transition Report on Form 10-K for the seven-month period ended December 31, 2000, with any cumulative effect computed as of June 1, 2000. The Company is in the process of finalizing a comprehensive analysis of its contracts to determine the effect of adoption of SAB No. 101. We have not yet determined if a cumulative effect adoption adjustment will be required as of June 1, 2000.

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

         Our combined gross trade accounts receivable and trade notes receivable balance as of November 30, 2000 from customers in Russia and other former Soviet Union countries was approximately $10.4 million, from customers in Latin American countries was approximately $9.2 million, and from customers in China was approximately $8.3 million. As of November 30,

2000 the total allowance for doubtful accounts (foreign and US) was $1.7 million and the allowance for loan losses was $11.1 million. During the six months ended November 30, 2000, there were approximately $5.1 million of sales to customers in Russia and other former Soviet Union countries, approximately $1.5 million of sales to customers in Latin American countries and $4.6 million of sales to customers in China. All terms of sale for these foreign receivables are denominated in US dollars. Russia and certain Latin American countries have experienced economic problems and uncertainties and devaluations of their currencies in recent years. To the extent that economic conditions in the former Soviet Union, Latin America, China or elsewhere negatively affect future sales to our customers in those regions or the collectibility of our existing receivables, our future results of operations, liquidity and financial condition may be adversely affected.

         See Note 4 and Note 9 of the Notes to Consolidated Financial Statements and "Cautionary Statement for Purposes of Forward-Looking Statements - Continuation of Downturn in Seismic Services Industry Will Adversely Affect Results of Operations and Financial Condition", "Risk from Significant Amount of Foreign Sales Could Adversely Affect Results of Operations", and "Significant Payment Defaults Under Sales Arrangements Could Adversely Affect the Company".

         Conversion to the Euro Currency. On January 1, 1999, certain members of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency, the Euro. We own facilities and manufacture components for our systems in one member country. The transition period for the introduction of the Euro is between January 1, 1999 and June 30, 2002. We continue to address the issues involved with the introduction of the Euro. The more important issues facing us include: converting information technology systems reassessing currency risk, and processing tax and accounting records. Based on our progress to date in reviewing this matter, and the fact that our sales to customers are denominated in US dollars, we believe that the introduction of the Euro has not had and will not have a significant impact on the manner in which we conduct our business affairs and process our business and accounting records. Therefore, we anticipate that conversion to the Euro should not have a material effect on our financial condition or results of operations.

CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD-LOOKING STATEMENTS

Certain information contained in this Quarterly Report on Form 10-Q (including statements contained in Part I - Item #2. "Management's Discussion and Analysis of Results of Operations and Financial Condition"), as well as other written and oral statements made or incorporated by reference from time to time by us and our representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and are subject to the "Safe Harbor" provisions of that section. This information includes, without limitation, statements concerning future results of operation, future revenues, future costs and expenses, future margins and write-downs and special charges and savings and benefits therefrom; anticipated timing of commercialization of and capabilities of products planned or under development, including lightweight Land seismic systems, products incorporating VectorSeis(TM) technology; further applications and revenue sources for our MEMS technologies and capacity; future demand for our products; anticipated product releases and technological advances; the future mix of business and future asset recoveries; the effects and expected benefits from acquisitions and strategic alliances, the realization of deferred tax assets; the effect of changes in accounting standards on our results of operation and financial condition; the effect of the Euro's introduction; the inherent unpredictability of adversarial proceedings and other contingent liabilities; future capital expenditures and our future financial condition; future energy industry and seismic services industry conditions; and world economic conditions, including that in former Soviet Union, Latin American and Asian countries. These statements are based on current expectations and involve a number of risks and uncertainties, including those set forth below and elsewhere in this Form 10-Q. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct.

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

         CONTINUATION OF DOWNTURN IN SEISMIC SERVICES INDUSTRY WILL ADVERSELY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION. Demand for our products is dependent upon the level of worldwide oil and gas exploration and development activity. This activity in turn is primarily dependent upon oil and gas prices, which have been subject to wide fluctuation in recent years in response to changes in the supply and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control. Worldwide oil prices declined from October 1997 and remained at low levels through February 1999. Despite the recovery in commodity prices since 1999, energy producers' continuing concerns over the sustainability of higher prices for hydrocarbon production resulted in lower exploration budgets, which resulted in weak demand for our seismic data acquisition equipment. Other factors which have negatively impacted demand for our products have been the weakened financial condition of many of our customers, consolidations among energy producers and oilfield service and equipment providers, an oversupply in the marketplace of current-generation seismic equipment, a current industry-wide oversupply of "spec" seismic data, new product offering and pricing pressures from our competitors and the destabilized economies in many developing countries. Despite higher prices for oil and natural gas since February 1999, it is expected that any turnaround for the seismic equipment market will occur later than for other sectors of the energy services industry.

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

         PRESSURE FROM COMPETITORS COULD ADVERSELY AFFECT RESULTS OF OPERATIONS. The market for seismic data acquisition systems and seismic instrumentation is highly competitive and is characterized by continual and rapid changes in technology. Our principal competitors for land seismic equipment are, among others: Fairfield Industries; Geo-X Systems, Limited; JGI Incorporated; OYO Geospace Corporation; and Societe d'Etudes Recherches et Construction Electroniques (Sercel), an affiliate of Compagnie General de Geophysique (CGG). Our principal marine seismic competitors are, among others, GeoScience Corporation (GSI), an affiliate of CGG; Teledyne Brown Engineering, an affiliate of Allegheny Teledyne Company; and Thomson Marconi Sonar P/L. Unlike our company, Sercel and GSI possess the advantage of being able to sell to an affiliated seismic contractor. Competition in the industry is expected to intensify and could adversely affect our future results. Several of our competitors have greater name recognition, more extensive engineering, manufacturing and marketing capabilities, and greater financial, technological and personnel resources than those available to us. In addition, certain companies in the industry have expanded and improved their product lines or technologies in recent years. There can be no assurance that we will be able to compete successfully in the future with existing or new competitors. The recent product introduction of a lightweight land seismic system by one of our competitors has had an adverse effect on our net sales in recent periods. Pressures from competitors offering lower-priced products or products employing new technologies could result in future price reductions and lower margins for our products.

         A continuing trend toward consolidation, having the effect of concentrating buying power in the oil field services industry, could adversely affect the demand for our products and services.

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

         Demand for our products from customers in developing countries (including Russia and other Former Soviet Union countries as well as certain Latin American and Asian countries, including China) is difficult to predict and can fluctuate significantly from year to year. We believe that these changes in demand result primarily from the instability of economies and governments in certain developing countries, changes in internal laws and policies affecting trade and investment, and because those markets are only beginning to adopt new technologies and establish purchasing practices. These risks may adversely affect our future operating results and financial position. In addition, sales to customers in developing countries on extended terms present heightened credit risks for us, for the reasons discussed above. See, in particular "Other Factors" above, for further information concerning these risks in those countries.

         We are also required to convert to the Euro currency at our facility located in one of the European Union member countries and although we do not currently anticipate any problems with such conversion, there can be no assurances that the problems actually encountered by us in the Euro conversion will not be more pervasive than those anticipated by management.

         FAILURE TO DEVELOP PRODUCTS AND KEEP PACE WITH TECHNOLOGICAL CHANGE WILL ADVERSELY AFFECT RESULTS OF OPERATIONS. The markets for our product lines are characterized by rapidly changing technology, increased competition from new products and frequent product introductions and revisions. Whether we can develop and produce successfully, on a timely basis, new and enhanced products that embody new technology, meet evolving industry standards and practice, and achieve levels of capability and price that are acceptable to our customers, will be significant factors in our ability to compete in the future.

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

         SIGNIFICANT PAYMENT DEFAULTS UNDER SALES ARRANGEMENTS COULD ADVERSELY AFFECT THE COMPANY. We sell to many customers on extended-term arrangements. Significant payment defaults by customers could have a material adverse effect on our financial position and results of operations. A significant portion of our trade notes and trade accounts receivable balance as of November 30, 2000 was attributable to sales made in former Soviet Union, Latin American and Asian countries.

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

         RISKS RELATED TO ACQUISITIONS. We may make additional acquisitions in the future. Acquisitions require significant financial and management resources both at the time of the transaction and during the process of integrating the newly acquired business into our operations. Our operating results could be adversely affected if we are unable to successfully integrate these new companies into our operations. Structural changes in our internal organization, which may result from acquisitions, may not always produce the desired financial or operational results.

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

         THE FOREGOING REVIEW OF FACTORS PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 SHOULD NOT BE CONSTRUED AS EXHAUSTIVE. IN ADDITION TO THE FOREGOING, WE WISH TO REFER READERS TO OTHER FACTORS DISCUSSED ELSEWHERE IN THIS REPORT AS WELL AS OUR OTHER FILINGS AND REPORTS WITH THE SECURITIES AND EXCHANGE COMMISSION FOR A FURTHER DISCUSSION OF RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN
THE FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO ANY SUCH FORWARD-LOOKING STATEMENTS, WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders of Input/Output, Inc. was held on September 25, 2000. The matters considered at the Annual Meeting were the election of two directors, each for a three-year term, the approval of the Input/Output, Inc. 2000 Long-Term Incentive Plan, and the ratification of the appointment of KPMG LLP as the Company's independent public accountants for the fiscal year. Theodore H. Elliott, Jr. was elected as a director and received 53,171,019 votes in favor of his election, with 909,928 votes withheld. James M. Lapeyre, Jr. was elected as a director and received 50,047,105 votes in favor of his election, with 4,033,842 votes withheld. The following directors remain in office: Timothy J. Probert, David C. Baldwin, Ernest E. Cook, Theodore H. Elliott, Jr. Robert P. Peebler, Sam K. Smith and William F. Wallace. The proposal to approve the Input/Output, Inc. 2000 Long-Term Incentive Plan was adopted with 32,123,725 votes in favor of its approval, 20,036,166 votes against and 1,921,056 votes abstaining. The motion to ratify the appointment of KPMG LLP as independent public accountants for the Company was approved, receiving 53,918,742 votes for ratification, 127,040 votes against and

35,165 votes abstaining.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  List of Documents Filed.

27.1 Financial Data Schedule (included in EDGAR copy only).

     (b)  Reports on Form 8-K.

         On October 10, 2000, we filed a current report on Form 8-K reporting under Item 8. "Change in Fiscal Year," the company's decision to change to a fiscal year ending on December 31 of each year.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED IN THE CITY OF STAFFORD, STATE OF TEXAS, ON JANUARY 11, 2001.

                                            INPUT/OUTPUT, INC.


January 11, 2001                             /s/ C. Robert Bunch
----------------                            ------------------------------------
(Date)                                      C. Robert Bunch
                                            Vice President and
                                            Chief Administrative Officer
                                            (principal administrative officer)

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER          DESCRIPTION
-------         -----------
  27.1          Financial Data Schedule