Form 10-K
period 2000-12-31
INPUT OUTPUT INC
filed 2001-03-19
CIK 866609

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                             ---------------------

                                   FORM 10-K

              [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

            [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM JUNE 1, 2000 TO DECEMBER 31, 2000

                         COMMISSION FILE NUMBER 1-13402

                               INPUT/OUTPUT, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      22-2286646
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

          12300 C. E. SELECMAN DR.,                                77477
               STAFFORD, TEXAS                                   (Zip Code)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at December 31, 2000 (for purposes of the below-stated amount only, all directors, officers and 5% or more stockholders are presumed to be affiliates):

                                  $514,170,796

     Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date.

                                     NUMBER OF SHARES OUTSTANDING
TITLE OF EACH CLASS OF COMMON STOCK      AT DECEMBER 31, 2000
-----------------------------------  ----------------------------
Common Stock, $0.01 par value                 50,936,420

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

PRELIMINARY NOTE: THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS AS DEFINED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS SHOULD BE READ IN CONJUNCTION WITH THE CAUTIONARY STATEMENTS AND OTHER IMPORTANT FACTORS INCLUDED IN THIS FORM 10-K. SEE ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD-LOOKING STATEMENTS FOR A DESCRIPTION OF IMPORTANT FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN THE FORWARD-LOOKING STATEMENTS.

ITEM 1. BUSINESS

  The Company

     Input/Output, Inc. and its subsidiaries (collectively referred to as the "Company" or "I/O") is a leading designer and manufacturer of seismic data acquisition systems and related products used on land, in transition zones (i.e. marshes and shallow bays) and in marine environments. The Company's data acquisition products are particularly well suited for advanced three-dimensional ("3-D") data collection techniques. Seismic data is used extensively in the oil and gas industry as an exploration risk management tool and is also increasingly employed in field development and reservoir management activities.

     The Company offers a broad range of related products. These include central electronics units, remote ground equipment, vibrators (a land energy source), geophones, land geophysical survey planning software, marine streamers and shipboard electronics (which collect and record seismic data in deep-water environments), hydrophones, airguns, data telemetry quality control systems and positioning systems (which control streamer cable depth during towing), compasses, acoustical devices, and velocimeters. See Land Products and Marine Products below. The Company also offers a rental program on selected equipment.

     The Company believes that its future success will depend on its ability to continually introduce technological innovations by enhancing existing products and services to customers, as well as by developing new products. See Product Research and Development below.

  Recent Developments

     In September 2000, the Company's Board of Directors approved the Company's change of its fiscal year end to December 31 of each year. As a result, this report covers the transition period of June 1, 2000 through December 31, 2000 (referred to as "the seven months ended December 31, 2000" or the "Transition Period"). See Note 1 of Notes to Consolidated Financial Statements.

     During the Transition Period and the years ended May 31, 2000 and 1999, consistent with overall industry trends, demand for the Company's products decreased significantly due to the continued deterioration in energy service market conditions and, more specifically, in the seismic services sector. In particular, the following factors adversely impacted the Company during these periods:

     - Financial condition of a number of customers deteriorated significantly.

     - Principal customers -- seismic service contractors -- continued to reduce their workforces and capital spending, resulting in decreased sales opportunities.

     - Consolidations and mergers occurred among energy producers.

     - Excess seismic equipment remained in the field, and there was additional pricing pressure on product offerings as a result of the weak demand for new equipment.

     - Unstable economies in developing markets forced customers in those markets to reduce capital spending.

     During the Transition Period, conditions marginally improved, but will require further improvement for the Company to return to historical levels of profitability. Continued equipment oversupply in marine seismic fleets should result in continued weak demand in the marine seismic sector. Industry conditions should continue to adversely impact demand for the Company's marine products through at least the first six months of 2001. While overall demand for new seismic work currently remains low by historical standards, demand for land seismic equipment has shown signs of improvement. Overall net sales for the three months ending March 31, 2001 should be comparable to net sales for the quarter ended November 30, 2000, with the improved demand for land seismic equipment to be reflected in future results of operations.

     As a result, the Company continues with its initiatives implemented in response to the downturn. These include, but are not limited to:

     - Taking steps to lower cost structure by closing certain facilities and reducing workforce (since August 1998, when the workforce reached a peak of 1,435 total full-time employees, the Company has reduced full-time workforce to 683 at December 31, 2000).

     - Eliminating obsolete products and ancillary parts due to reduced demand for older generation products and the result of product revisions in progress.

     - Reorganizing into a more product-focused structure with the objective of focusing appropriate sales, marketing and operating attention on each of the Company's products.

     - Seeking to commercialize VectorSeis(TM) technology during 2001.

     - Creating a new division for the Micro-ElectroMechanical Systems ("MEMS") facility in the Company's Stafford, Texas facility during 2001 to provide for the production of MEMS components for VectorSeis(TM) products and to also seek additional applications and revenue sources for MEMS capacity and technology.

     On January 3, 2001, subsequent to the Transition Period, the Company acquired all of the outstanding capital stock of Pelton Company, Inc. ("Pelton") for $6 million cash and a $3 million two-year unsecured promissory note bearing interest at 8.5% per year. Pelton is based in Ponca City, Oklahoma and designs, manufactures and sells seismic vibrator control systems, vibrator positioning systems and explosive energy control systems.

  Land Products

     During the Transition Period, net sales of data acquisition products by the Company's Land Division accounted for 77% of total Company revenues. Data acquisition products for the Land Division primarily include the following:

     Systems. A new central electronic recording system, the I/O Image System(TM), was introduced during the Transition Period. The Image System features a central electronics unit that enables a higher channel count and mixed-mode (i.e., mixed radio and cable telemetry) data acquisition, and can be sold as an upgrade to the Company's I/O System Two(R) land data acquisition system. To enhance radio-based telemetry acquisition, the Transcriber 2(TM) can organize, format and record seismic data to tape up to four times faster than its predecessor, thereby decreasing acquisition time.

     Central Electronics Unit. A land I/O system consists of a central electronics unit containing a number of modular components, and multiple remote ground equipment modules, including line taps and remote signal conditioners (each designated as an MRX(TM), which typically acquires six channels of analog seismic data). A typical system consists of a central electronics unit, 12 line taps, approximately 200-500 MRX(TM)'s and various accessories. A customer can purchase or lease additional line taps, MRX(TM)'s and accessory equipment to expand and modify a system to fulfill specific requirements. The central electronics unit, which acts as the control center of the I/O data acquisition system, and its components are typically mounted within a vehicle or helicopter transportable enclosure. The central electronics unit receives digitized data from the MRX(TM), stores the data on magnetic tape for subsequent processing and displays the data on optional monitoring devices. The central electronics unit also provides calibration, status and test functionality.

     Remote Ground Equipment. The remote ground equipment of the I/O system consists of multiple remote MRX(TM)'s and line taps positioned over the survey area. Seismic signals from geophones are collected by the MRX(TM), which collects multiple channels of analog seismic data. The MRX(TM) filters and digitizes the data, which is then transmitted by the MRX(TM) via cable to a line tap. The line taps manage the seismic data collection process on each seismic line, organize the seismic data and transmit this data and remote equipment operating status information via cable to the central electronics unit. The Company's radio telemetry system ("RSR(TM)") records data across a variety of environments, including transition zones, swamps, mountain ranges, jungles and other seismic environments. RSR(TM)'s are radio controlled, and do not require cables for data transmission since the information is stored at the unit source and subsequently retrieved.

     Vibrators. Vibrators are mechanical devices used as a source of seismic energy on land and are controlled by vibrator control and positioning systems. The Company's vibrators offer patented features which extend the life of the vibrator and lower the distortion of the sound source. The Pelton acquisition adds energy source control and positioning systems to the Company's vibrator product offerings.

     Geophones. Geophones are seismic sensor devices designed to detect acoustical energy reflected from the earth's subsurface. The product line includes low distortion seismic sensors designed for land and transition zone environments. This product line also includes a geophone checking technology as well as three-component geophones that may be used in three-component 3-D seismic recording.

     Applications Software. The Company offers a wide range of geophysical software used in seismic planning and execution. MESA(R) is a 3-D seismic data acquisition planning package. This product is used by energy producers and seismic contractors to design and execute a 3-D program to meet specific requirements. Alpine(TM) is used to track and manage 3-D programs from the concept stage through data processing. Millenium(R) software performs the initial data processing stages of geometry verification and refraction statics.

  Marine Products

     During the Transition Period, net sales of data acquisition products by the Company's Marine Division accounted for 23% of total Company revenues. Data acquisition products for the Marine Division primarily include the following:

     Data Acquisition System. The marine data acquisition system, designated as an MSX(TM), consists primarily of marine streamers and shipboard electronics that collect seismic data in deep-water environments. Marine streamers, which contain electronic modules and cabling, may measure up to 12,000 meters in length and are towed behind a seismic acquisition vessel. Marine electronics include seismic and data telemetry quality control systems and related software products, as well as electronics for shipboard recording. The 24-bit digital MSX(TM) modules each contain 16 channels of seismic data. The utilization of fiber-optic data transmission and titanium connectors and inserts results in reduced size and power consumption, higher quality and reliability of acquired marine seismic data and permits a complete MSX(TM) system to have a recording capacity of over 7,600 channels.

     Hydrophones. Hydrophones are seismic sensor devices designed to detect acoustical energy reflected from the earth's subsurface. The product line includes low distortion seismic sensors designed for marine and transition zone environments, and a three-component gimbaled geophone and hydrophone unit for four-component ocean bottom surveys.

     Airguns. Airguns are the primary energy source used to initiate the energy transmitted through the earth's subsurface, which are subsequently recorded as data signals in the marine environment. Additionally, the Company offers an airgun source synchronizing system that can control up to 128 airguns simultaneously.

     Marine Positioning Systems. The Company's positioning systems include birds (which control streamer cable depth during towing), compasses, velocimeters and acoustical devices. The Pro2000(TM) line of positioning equipment was successfully deployed in the fiscal year ended May 31, 2000 and obviates the need for lithium batteries, long considered a health, safety and environmental hazard in the marine environment. The CRX FSK(TM) repeater production system was also deployed during the fiscal year ended May 31, 2000 and is a diagnostic repeater allowing streamer communications for compass birds and acoustic pods for streamer lengths up to 12,000 meters.

  Product Research and Development

     The strategic focus for research and development is driven by the desire to improve the quality of the subsurface image and the overall acquisition economics of the customer. Ability to compete effectively and maintain a leading market position in the manufacture and sale of seismic instruments and data acquisition systems depends upon continued technological innovation. Development cycles, from initial conception through product introduction, may extend over several years. Research and development expenditures have principally related to the continued enhancement and evolution of the land and marine data acquisition product lines and basic research and development on other emerging technologies having potential applicability to the seismic industry.

     The Company's primary research and development efforts are focused on field testing a land-based seismic data acquisition recording system incorporating VectorSeis(TM) digital sensors for multi-component recording and 4-D time lapse imaging. The VectorSeis(TM) digital sensor uses three micro-machined accelerometers configured to measure compression and shear waves. Information from compression and shear waves can be used to create better structural images of complex geological prospects and to infer physical properties of rock structures to reduce exploration risk. Over the past 20 months, the Company has completed over 15 field tests of its VectorSeis(TM) system. During the Transition Period, the Company entered into a strategic marketing alliance to commercialize advanced multi-component land seismic solutions in North America utilizing the Company's proprietary VectorSeis(TM) technology. The Company is currently manufacturing a limited inventory of VectorSeis(TM) sensor modules for a pilot system. This pilot system is currently deployed with customers in Canada. Additional commercialization refinements are anticipated before any full-scale commercial marketing efforts will commence.

     The Company continues to develop a lightweight land seismic system with a view toward commercial introduction of such system during 2001 or early 2002.

     The Company plans to create a new division for its MEMS facility in Stafford, Texas during 2001 to provide for the production of MEMS components for VectorSeis(TM) products and also to seek additional applications and revenue sources for MEMS capacity and technology.

     The Company also has a number of other products under development. Because they are under development, their commercial feasibility or degree of commercial acceptance, if any, is not yet known. No assurance can be given concerning the successful development of any new products or enhancements, the specific timing of their release or their level of acceptance in the market place.

  Markets and Customers

     Principal customers are seismic contractors, which operate seismic data acquisition systems and related equipment to collect data in accordance with their customers' specifications or for their own seismic data libraries. In addition, the Company markets and sells products to oil and gas companies, who may operate their own seismic crews. During the seven months ended December 31, 2000, four customers accounted for approximately 62% of consolidated net sales. The loss of any one of these customers could have a material adverse effect on the results of operations and financial condition. See ITEM 7. Management's Discussion and Analysis of Results of Operations and Financial
Condition -- Cautionary Statement for Purposes of Forward Looking
Statements -- Loss of Significant Customers Will Adversely Affect the Company and Note 10 of Notes to Consolidated Financial Statements.

     A significant part of marketing efforts are focused on areas outside the United States. Foreign sales are subject to special risks inherent in doing business outside of the United States, including the risk of war, civil disturbances, exchange rate fluctuations, embargo and government activities, as well as risks of compliance with U.S. and foreign laws, including tariff regulations and import/export restrictions. The Company sells products through a direct sales force consisting of employees and through several international third-party sales representatives responsible for key geographic areas. Sales personnel generally have either oil and gas exploration or production expertise or experience in selling advanced technology-based systems.

     During the seven months ended December 31, 2000, approximately 61% of net sales were derived from sales to foreign customers. Further, systems sold to domestic customers are frequently deployed internationally and, from time to time, certain foreign sales require export licenses. See Note 10 of Notes to Consolidated Financial Statements.

     Sales to customers are normally on standard net 30-day terms. The Company also provides financing arrangements to customers through long-term trade notes receivable. Trade notes receivable are generally secured by the products sold, bear interest at contractual rates up to 13% per year and are due at various dates through 2004. See Note 1 and 7 of Notes to Consolidated Financial Statements.

  Suppliers

     The Company purchases a substantial portion of the electronic components used in systems and products from third-party vendors. Although the Company has not experienced significant supply or vendor quality control problems, there can be no assurance that these problems will not arise in the future. These problems, if incurred, could significantly affect its ability to meet production and sales commitments. Certain items, such as integrated circuits, printed circuit assemblies, and analog-to-digital converters used in systems and hydrophones having water depth limiting capabilities used with marine seismic cables, are purchased from sole source vendors. Although the Company attempts to maintain an adequate inventory of these single source items, the loss of ready access to any of these items could temporarily disrupt its ability to manufacture and sell certain products. Since components are designed for use with these single source items, replacing the single source items with functional equivalents could require a redesign of components and costly delays could result.

  Competition

     The market for seismic data acquisition systems and seismic instrumentation is highly competitive and is characterized by consolidation, as well as continual and rapid changes in technology. Principal competitors for land and marine seismic equipment are, among others, Fairfield Industries; Geo-X Systems, Limited; JGI, Incorporated; OYO Geospace Corporation; Bolt Technology Corporation; Teledyne Brown Engineering, an affiliate of Allegheny Teledyne Company; Thomson Marconi Sonar P/L; Geoscience Corp. and Societe d'etudes Recherches et Construction Electroniques ("Sercel"), both affiliates of Compagnie General de Geophysique ("CGG"). Unlike I/O, companies such as Sercel and Geoscience Corp. possess the advantage of selling to an affiliated seismic contractor.

  Intellectual Property

     The Company relies on a combination of trade secrets, patents, copyrights and technical measures to protect proprietary hardware and software technologies. Although patents are considered important to operations, no one patent is considered essential to the Company's success. Copyright and trade secret protection may be unavailable in certain foreign countries in which the Company sells products. In addition, the Company seeks to protect trade secrets through confidentiality agreements with employees and agents and through ownership of a number of trademarks.

  Regulatory Matters

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

     Export activities are subject to extensive and evolving trade regulations. Certain countries in which products may be utilized are subject to trade restrictions, embargoes and sanctions imposed by the US government. These restrictions and sanctions, generally speaking, limit the Company from participating in or approving certain business activities in those countries.

  Employees

     At December 31, 2000, the Company had 683 full-time employees worldwide, 537 of which were employed in the United States. U.S. employees are not subject to any collective bargaining agreement, and the Company has never experienced a work stoppage. The Company considers its relations with its employees to be satisfactory.

ITEM 2. PROPERTIES

     Primary manufacturing facilities are as follows:

                                                               SQUARE
MANUFACTURING FACILITIES                                       FOOTAGE
------------------------                                       -------
Stafford, Texas*............................................   110,000
Alvin, Texas*...............................................   240,000
New Orleans, Louisiana**....................................    40,000
Norwich, England**..........................................    31,000
Voorschoten, The Netherlands**..............................    30,000
                                                               -------
* Owned
** Leased                                                      451,000
                                                               =======

     The Company's executive headquarters (utilizing approximately 25,000 square feet) are located at 12300 C.E. Selecman Drive, Stafford, Texas. The machinery, equipment, buildings and other facilities owned and leased are considered by management to be sufficiently maintained and adequate for current operations. The Stafford facilities are mortgaged to secure the long-term debt of the Company. See Note 5 of Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

     In the ordinary course of business, the Company has been named in various lawsuits or threatened actions. While the final resolution of these matters may have an impact on its consolidated financial results for a particular reporting period, the Company believes that the ultimate resolution of these matters will not have a material adverse impact on its financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  General

     The Company's common stock trades on the New York Stock Exchange ("NYSE") under the symbol "IO." The following table sets forth the high and low last reported sales prices of the common stock for the periods indicated, as reported on the NYSE composite tape.

                                                              PRICE RANGE
                                                              ------------
PERIOD                                                        HIGH     LOW
------                                                        ----     ---
Seven months ended December 31, 2000
  December..................................................  $10 1/4  $7 1/2
  Second Quarter............................................   10 1/4   7 3/8
  First Quarter.............................................    9 5/8   6 13/16

                                                              PRICE RANGE
                                                              ------------
PERIOD                                                        HIGH     LOW
------                                                        ----     ---
Year ended May 31, 2000
  Fourth Quarter............................................  $ 8 1/4  $5 1/2
  Third Quarter.............................................    6 11/16  4 1/4
  Second Quarter............................................    8 3/8   4 15/16
  First Quarter.............................................    8 15/16  7
Year ended May 31, 1999
  Fourth Quarter............................................  $ 8 9/16 $5 5/16
  Third Quarter.............................................    7 5/16  5 1/16
  Second Quarter............................................   11       6 3/16
  First Quarter.............................................   21 11/16  9 3/8

     The Company has not historically paid, and does not intend to pay in the foreseeable future, cash dividends on its common stock. The Company presently intends to retain cash from operations for use in its business, with any future decision to pay cash dividends on its common stock dependent upon growth, profitability, financial condition and other factors the Board of Directors may deem relevant. The Company is permitted to pay dividends on its common stock, as long as all dividends on its outstanding Series B and Series C Preferred Stock are current. See Note 8 of Notes to Consolidated Financial Statements.

     On December 31, 2000, there were 853 stockholders of record of common stock and one stockholder of 55,000 shares of Series B and Series C Preferred Stock outstanding. Except as discussed below or otherwise disclosed in Quarterly Reports on Form 10-Q filed during the Transition Period, there were no unregistered sales of equity securities during the Transition Period.

  Repurchase Program

     In July 2000, the Company announced that its Board of Directors had authorized the repurchase of up to 1,000,000 shares of common stock in open market and privately negotiated transactions. The shares repurchased will be held as treasury stock available for grants under a restricted stock plan adopted in March 2000, and for other employee benefits plans. As of December 31, 2000, the Company had repurchased 11,000 shares of its common stock under this repurchase program for a total purchase price of $0.1 million. See Note 8 of Notes to the Consolidated Financial Statements.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data set forth below with respect to the consolidated statements of operations for the seven months ended December 31, 2000 and the five years ended May 31, 2000, 1999, 1998, 1997 and 1996, and with respect to the consolidated balance sheets at December 31, 2000 and May 31, 2000, 1999, 1998, 1997 and 1996 have been derived from the audited consolidated financial statements. Results of operations and financial condition have been affected by acquisitions of businesses and significant charges during certain periods presented, which may affect the comparability of the financial information. This information should be read in conjunction with ITEM 7. Management's Discussion and Analysis of Results of Operations and Financial Condition and the consolidated financial statements and the notes thereto included elsewhere in this Form 10-K.

                                   SEVEN MONTHS
                                      ENDED                        YEARS ENDED MAY 31,
                                   DECEMBER 31,   -----------------------------------------------------
                                       2000         2000       1999        1998       1997       1996
                                   ------------   --------   ---------   --------   --------   --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales........................    $ 78,317     $121,454   $ 197,415   $385,861   $281,845   $278,283
Cost of sales....................      58,554      106,642     205,215    226,514    183,438    163,811
                                     --------     --------   ---------   --------   --------   --------
  Gross profit (loss)(1).........      19,763       14,812      (7,800)   159,347     98,407    114,472
                                     --------     --------   ---------   --------   --------   --------
Operating expenses:
Research and development(2)......      16,051       28,625      42,782     32,957     22,967     23,243
Marketing and sales..............       5,934       10,284      14,193     14,646     13,288     12,027
General and administrative(3)....       8,127       21,885      80,932     28,295     36,186     19,096
Amortization and impairment of
  intangibles(4).................       2,757       39,488      16,247      6,008      4,551      4,305
                                     --------     --------   ---------   --------   --------   --------
          Total operating
            expenses.............      32,869      100,282     154,154     81,906     76,992     58,671
                                     --------     --------   ---------   --------   --------   --------
Earnings (loss) from
  operations.....................     (13,106)     (85,470)   (161,954)    77,441     21,415     55,801
Interest expense.................        (627)        (826)       (897)    (1,081)      (793)    (2,515)
Interest income..................       4,583        4,930       7,981      7,517      3,942      3,124
Other income (expense)...........         176        1,306        (370)      (202)      (267)       (33)
                                     --------     --------   ---------   --------   --------   --------
Earnings (loss) before income
  taxes..........................      (8,974)     (80,060)   (155,240)    83,675     24,297     56,377
Income tax (benefit) expense.....       1,332       (6,097)    (49,677)    26,776      7,700     17,700
                                     --------     --------   ---------   --------   --------   --------
Net earnings (loss)..............     (10,306)     (73,963)   (105,563)    56,899     16,597     38,677
Preferred dividend...............       3,051        4,557          --         --         --         --
                                     --------     --------   ---------   --------   --------   --------
Net earnings (loss) applicable to
  common stock...................    $(13,357)    $(78,520)  $(105,563)  $ 56,899   $ 16,597   $ 38,677
                                     ========     ========   =========   ========   ========   ========
Basic earnings (loss) per common
  share..........................    $  (0.26)    $  (1.55)  $   (2.17)  $   1.29   $   0.38   $   0.98
                                     ========     ========   =========   ========   ========   ========
Weighted average number of common
  share..........................      50,840       50,716      48,540     43,962     43,181     39,631
                                     ========     ========   =========   ========   ========   ========
Diluted earnings (loss) per
  common share...................    $  (0.26)    $  (1.55)  $   (2.17)  $   1.28   $   0.38   $   0.95
                                     ========     ========   =========   ========   ========   ========
Weighted average number of
  diluted common shares
  outstanding....................      50,840       50,716      48,540     44,430     43,820     40,609
                                     ========     ========   =========   ========   ========   ========
BALANCE SHEET DATA (END OF YEAR):
Working capital..................    $181,366     $183,412   $ 213,612   $245,870   $170,427   $165,225
          Total assets...........     365,633      381,769     451,748    493,016    384,658    355,465
Short-term debt, including
  current installments of
  long-term debt(5)..............       1,207        1,154       1,067        986        912         --
Long-term debt(5)................       7,077        7,886       8,947     10,011     11,000         --
Stockholders' equity(6)..........     325,403      335,015     396,974    415,700    338,614    317,204
OTHER DATA:
Capital expenditures.............    $  2,837     $  3,077   $   9,326   $  6,960   $ 26,966   $ 10,240
Depreciation and amortization....      11,488       22,835      20,776     16,816     12,558     10,152

---------------

(1) Results for the year ended May 31, 2000 include charges of $12.0 million and fiscal year 1999 includes charges of $77.0 million. See Note 15 of Notes to Consolidated Financial Statements for further information with respect to these charges.

(2) Results for the year ended May 31, 1999 include charges of $1.1 million. See
    Note 15 of Notes to Consolidated Financial Statements for information with respect to these charges.

(3) Results for the year ended May 31, 2000 include charges of $7.2 million, fiscal year 1999 includes charges of $53.2 million and fiscal year 1997 includes charges of $15.6 million. See Note 15 of Notes to Consolidated Financial Statements for information with respect to these charges in 2000 and 1999.

(4) Results for the year ended May 31, 2000 includes charges for $31.6 million and fiscal year 1999 includes charges of $7.7 million. See Note 15 of Notes to Consolidated Financial Statements for information with respect to these charges.

(5) See Note 5 of Notes to Consolidated Financial Statements.

(6) See Note 8 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Net sales have traditionally been directly related to the level of worldwide oil and gas exploration activity and the profitability and cash flows of oil and gas companies and seismic contractors. These are affected by expectations regarding the supply and demand for oil and natural gas, energy prices, and discovery and development costs. However, during the Transition Period the seismic industry has been adversely affected by surplus seismic data, principally marine "spec" data, used to generate exploration prospects. Influential factors may include, but are not limited to, those described in Cautionary Statement for Purposes of Forward-Looking Statements -- Continuation of Downturn in Seismic Services Industry Will Adversely Affect Results of Operations and Financial Condition and Risk From Significant Amount of Foreign Sales Could Adversely Affect Results of Operations.

     Results of operations and financial condition have been affected by acquisitions of businesses and special charges during certain periods discussed below, which may affect the comparability of the financial information below. The following discussion and analysis of results of operations and financial condition should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Form 10-K.

SUMMARY REVIEW AND OUTLOOK

     In response to prevailing seismic industry conditions, the Company has concentrated on lowering its cost structure, consolidating product offerings and reorganizing into a products-based operating structure. The Company continues to evaluate additional restructuring and cost control solutions with the goal of returning to profitability as quickly as practicable. Implementing these solutions could result in additional charges.

     Continued equipment oversupply in the marine seismic fleets should result in continued weak demand in the marine seismic sector. Industry conditions should continue to adversely impact demand for the Company's marine products through at least the first six months of 2001. While overall demand for new seismic work currently remains low by historical standards, demand for land seismic equipment has shown signs of improvement. Overall net sales for the three months ending March 31, 2001 should be comparable to net sales for the quarter ended November 30, 2000, with the improved demand for land seismic equipment to be reflected in future results of operations.

     The Company is continuing to invest resources and seek improvements in seismic data acquisition technology. A few of the goals the Company is seeking to achieve during 2001 include commercializing VectorSeis(TM) technology, further development in land seismic ground electronics, and developing new product offerings in hydrocarbon reservoir monitoring.

     Over the past 20 months, the Company has completed over 15 field tests of its VectorSeis(TM) system. During the Transition Period, the Company entered into a strategic marketing alliance to commercialize advanced multi-component land seismic solutions in North America utilizing the Company's proprietary VectorSeis(TM) technology. The Company is currently manufacturing a limited inventory of VectorSeis(TM) sensor modules for a pilot system. This pilot systems is currently deployed with customers in Canada. Additional commercialization refinements are anticipated before any full-scale manufacturing and sales efforts will commence.

     The Company continues to develop a lightweight land seismic system, with a view toward commercial introduction of such a system during 2001 or in early 2002.

     The Company also plans to create a new business unit for its MEMS facility in Stafford, Texas during 2001 to provide for the production of MEMS components for VectorSeis(TM) products and also to seek additional applications and revenue sources for MEMS capacity and technology.

     The Company is not currently intending to invest its resources into developing or producing a solid marine streamer product as an alternative to its liquid-filled streamers. See Cautionary Statement for Purposes of Forward-Looking Statements -- Pressure from Competitors Could Adversely Affect Results of Operations.

     No assurances can be made that the Company will implement any of these potential actions, and if so, whether any of them will prove successful or the degree of that success. However, Company management believes the initiatives discussed above will better position the Company to return to profitability as industry conditions improve.

FISCAL YEAR CHANGE

     In September 2000, the Company's Board of Directors approved the Company's changing of its fiscal year-end to December 31 of each year. The consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows for the period from June 1, 2000 to December 31, 2000 represent a transition period of seven months. The following is a comparative summary of the operating results for the seven month periods ended December 31, 2000 and December 31, 1999 (in thousands, except per share amounts).

                                                                SEVEN MONTHS ENDED
                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2000        1999
                                                              --------   -----------
Net sales...................................................  $ 78,317    $ 62,244
Cost of sales...............................................    58,554      47,703
                                                              --------    --------
Gross profit................................................    19,763      14,541
Operating expenses:
  Research and development..................................    16,051      16,590
  Marketing and sales.......................................     5,934       5,713
  General and administrative................................     8,127      12,396
  Amortization and impairment of intangibles................     2,757       4,471
                                                              --------    --------
Loss from operations........................................   (13,106)    (24,629)
Interest expense............................................      (627)       (480)
Interest and other income...................................     4,759       2,767
Income taxes expense (benefit)..............................     1,332      (6,702)
Preferred dividend..........................................     3,051       2,608
                                                              --------    --------
Net loss applicable to common shares........................  $(13,357)   $(18,248)
                                                              ========    ========
Net loss per common share:
  Basic.....................................................  $  (0.26)   $  (0.31)
                                                              ========    ========
  Diluted...................................................  $  (0.26)   $  (0.31)
                                                              ========    ========

COMPARABILITY OF PERIODS

     Results of operations and financial condition have been affected by acquisitions of businesses and significant pre-tax charges during certain periods discussed, which may affect the comparability of the financial information. See Notes 9 and 15 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

  Seven Months Ended December 31, 2000 Compared to Seven Months Ended December 31, 1999

     Net Sales: Net sales of $78.3 million for the seven months ended December 31, 2000 increased $16.1 million, or 26%, compared to the corresponding period one year prior. The increase is primarily due to increased demand for products produced by the Land Division. Net sales of the Land Division were $60.6 million and increased $18.7 million, or 45%, compared to the corresponding period one year prior. Increased sales of the Land Division were partially offset by decreased net sales of the Marine Division where continued equipment oversupply in the marine seismic fleets adversely affected sales. Marine Division net sales were $17.7 million, a decrease of $2.6 million, or 13%, compared to the corresponding period one year prior.

     Cost of Sales: Cost of sales of $58.6 million for the seven months ended December 31, 2000 increased $10.9 million, or 23%, compared to the corresponding period one year prior. The increase in cost of sales was the result of increased revenues; however, better utilization of manufacturing facilities, higher profit margins on sales, and $1.4 million of significant pre-tax charges for product-related warranties in the prior period also resulted in increased gross profits. Excluding significant pre-tax charges in the prior period, cost of sales increased $12.3 million, or 26% compared to the corresponding period one year prior. Cost of sales for the Land Division were $44.7 million and increased $12.5 million, or 39%, compared to the corresponding period one year prior. Cost of sales for the Marine Division were $13.9 million and decreased $1.6 million, or 10%, compared to the corresponding period one year prior. Consolidated gross profits of $19.8 million increased $5.2 million, or approximately 36%, compared to the corresponding period one year prior.

     Research and Development: Research and development expenses of $16.1 million for the seven months ended December 31, 2000 remained relatively constant, decreasing $0.5 million, or 3%, compared to the corresponding period one year prior. Research and development expenses continue to reflect the costs of new product development and product enhancements described in ITEM 1. Business.

     Marketing and Sales: Marketing and sales expenses of $5.9 million for the seven months ended December 31, 2000 remained relatively constant, increasing $0.2 million, or 4%, compared to the corresponding period one year prior. The increase reflects higher commissions attributable to increased sales, partially offset by cost reduction initiatives implemented by the Company.

     General and Administrative: General and administrative expenses of $8.1 million for the seven months ended December 31, 2000 decreased $4.3 million, or 34%, compared to the corresponding period one year prior. The decrease is primarily due to $3.3 million included in prior period significant pre-tax charges for employee severance and facility closings. Excluding significant pre-tax charges in the prior period, general and administrative expenses remained constant.

     Amortization and Impairment of Intangibles: Amortization and impairment of intangibles of $2.8 million for the seven months ended December 31, 2000 decreased $1.7 million, or 38%, compared to the corresponding period one year prior. The decrease is due to the impairment of $31.6 million of goodwill during the fourth quarter of the year ended May 31, 2000.

     Total Other Income: Total other income of $4.8 million for the seven months ended December 31, 2000 increased $2.0 million, or 72%, as a result of increased interest earned on notes receivable and new treasury management.

     Income Tax (Benefit) Expense: Income tax expense of $1.3 million for the seven months ended December 31, 2000 increased $8.0 million, compared to a $6.7 million tax benefit in the corresponding period one year prior. The change in income tax expense (benefit) is primarily the result of: (i) increased profitability of operations in foreign tax jurisdictions, and (ii) no recognition for benefit from domestic net operating losses. In assessing the realizability of deferred income tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets become deductible. The Company considers the scheduled reversal of deferred income tax liabilities and projected future taxable income in making this assessment.

     In order to fully realize the deferred income tax assets, the Company will need to generate future taxable income of approximately $158 million over the next 20 years. Although the Company has experienced significant losses in recent fiscal years, taxable income for the years 1996 through 1998 aggregated approximately $128 million. Regardless, the ultimate realization of the net deferred tax assets, prior to the expiration of the net operating loss carry-forward in the next 19-20 years, will require a return to levels of profitability that existed prior to the year ended May 31, 1999. See Note 11 of Notes to Consolidated Financial Statements.

     Preferred Stock Dividends: Preferred stock dividends for the seven months ended December 31, 2000 and 1999 are related to outstanding Series B and Series C Preferred Stock. The dividends are recognized as a charge to retained earnings at the rate of 8% per year, compounded quarterly (of which 7% is accounted for as accrued dividends and 1% is paid as a quarterly cash dividend). The preferred stock dividend charge for the seven months ended December 31, 2000 was $3.1 million, compared to $2.6 million for the corresponding period one year prior.

  Year Ended May 31, 2000 Compared to Year Ended May 31, 1999

     Net Sales: Net sales of $121.5 million for the year ended May 31, 2000 decreased $76.0 million, or 39%, compared to the corresponding period one year prior. The Land Division net sales for the year ended May 31, 2000 decreased $23.1 million, or 24%, to $73.2 million, as compared to the land division's net sales of $96.3 million for the corresponding period one year prior. The Marine Division net sales for the year ended May 31, 2000 decreased $52.9 million, or 52%, to $48.3 million, as compared to the Marine Division's net sales of $101.1 million for the corresponding period one year prior. The decline in both the Land and Marine Division net sales is attributable to the deterioration in the seismic service industry, resulting in weak demand for seismic data acquisition equipment.

     Cost of Sales: Cost of sales of $106.6 million for the year ended May 31, 2000 decreased $98.6 million, or 48%, compared to the corresponding period one year prior. The Land Division gross profit and gross profit percentage for the year ended May 31, 2000, compared to the year ended May 31, 1999, increased to a gross profit of $6.4 million, or 8.7%, from a gross loss of $4.3 million, or (4.5%). The Land Division's gross profit for the year ended May 31, 2000 was adversely affected by $8.7 million of inventory charges. The Land Division's gross profit for the year ended May 31, 1999 was adversely affected by $26.0 million in domestic land inventory write-downs and charges of $3.0 million, relating to certain warranty reserves and other product related contingencies. Excluding these charges, the Land Division's gross profit percentage for the year ended May 31, 2000 and 1999 would have been 20.6% and 25.6%, respectively. The Marine Division gross profit and gross profit percentage for the year ended May 31, 2000, compared to the year ended May 31, 1999, increased to a gross profit of $8.4 million, or 17.4%, from a gross loss of $3.5 million or (3.5%). The Marine Division's gross profit for year ended May 31, 2000 included net warranty recoveries of $2.6 million, charges of $2.0 million for product-related warranties, and $3.6 million in charges for inventory write-downs for marine streamers and related products. The Marine Division's gross loss for the year ended May 31, 1999 included $31.0 million in domestic marine inventory write-downs and charges of $17.0 million, relating to certain warranty reserves and other product related contingencies. Excluding these charges and recoveries, the Marine Division's gross profit percentage for the year ended May 31, 2000 and 1999 would have been 23.7% and 44.2%, respectively. This decline in margins reflects both pricing pressures from competitors and a shift in the sales mix to predominantly lower margin marine products.

     Research and Development: Year ended May 31, 2000 research and development expenses were $28.6 million, a decrease of $14.2 million, or 33%, compared to the year ended May 31, 1999, primarily due to reduced costs and expenditures for salaries and other payroll related items, contract labor, outside services, and product development.

     Marketing and Sales: Year ended May 31, 2000 marketing and sales expenses were $10.3 million, a decrease of $3.9 million, or 28%, compared to the year ended May 31, 1999, primarily due to reduced costs and expenditures for salaries, commissions and other payroll related items, travel, advertising and conventions, and exhibits. This decrease was principally attributable to cost reduction programs and reduced net sales.

     General and Administrative: Year ended May 31, 2000 general and administrative expenses were $21.9 million, a decrease of $59.0 million, or 73%, compared to the year ended May 31, 1999. Year ended May 31, 1999 expenses included special charges totaling $53.2 million. In the year ended May 31, 2000, the Company recorded $23.6 million of loan loss recoveries and incurred lower expenditures for salaries and other payroll related items, outside services, insurance, and other taxes. This decrease was mitigated in part by the year ended May 31, 2000 charges of $11.1 million, consisting of $5.0 million for settlement of a lawsuit, $5.4 million related to employee severance arrangements, and $0.7 million related to the closing of facilities. Excluding the special charges for the year ended May 31, 2000 and 1999, general and administrative expenditures were $14.7 million, a decrease of $13.0 million, or 47%, compared to the year ended May 31, 1999.

     Amortization and Impairment of Intangibles: Year ended May 31, 2000 amortization and impairment of intangibles was $39.5 million, an increase of $23.2 million, or 143%, compared to the year ended May 31, 1999. The increase was principally the result of special charges for intangible asset impairment totaling $31.6 million. Excluding the special charges for the years ended May 31, 2000 and 1999, amortization of identified intangibles decreased to $7.9 million, a decrease of $0.6 million or 7% from the year ended May 31, 1999.

     Total Other Income: Year ended May 31, 2000 interest income was $4.9 million, a decrease of $3.1 million or 38%, compared to the year ended May 31, 1999. Interest income on customer notes receivable decreased by $5.1 million, when compared to the year ended May 31, 1999, to $0.3 million due to impairments and other reductions in notes receivable balances. Income from investments increased $1.8 million to $4.7 million, as a result of higher average cash balances on hand during the year. Interest expense was $0.8 million in the year ended May 31, 2000, a decrease of $0.1 million, or 8%, from the year ended May 31, 1999. The interest expense is attributed to facility financing, and the decrease is a result of amortization of the principal amount of this debt.

     Income Tax (Benefit) Expense: Income tax benefit of $6.1 million for the year ended May 31, 2000 decreased $43.6 million, or 88%, compared with the tax benefit in the year ended May 31, 1999. The change in income tax expense (benefit) is primarily the result of (i) lower pretax losses for year ended May 31, 2000 compared to year ended May 31, 1999, and (ii) reduced recognition for benefit from domestic net operating losses (see discussion of Seven Months Ended December 31, 2000 Compared to Seven Months Ended 1999.)

     Preferred Stock Dividends: Preferred stock dividends for the year ended May 31, 2000 are related to outstanding Series B and Series C Preferred Stock. The dividends are recognized as a charge to retained earnings at the rate of 8% per year, compounded quarterly (of which 7% is accounted for as accrued dividends and 1% is paid as a quarterly cash dividend). The preferred stock dividend charge for the year ended May 31, 2000 was $4.6 million.

  Year Ended May 31, 1999 Compared to Year Ended May 31, 1998

     Net Sales: Net sales for the Land Division for the year ended May 31, 1999 decreased $219.8 million, or 70%, to $96.3 million, as compared to the Land Division's net sales of $316.1 million for the year ended May 31, 1999. The decrease in Land Division net sales was primarily due to the significant decrease in demand, which was attributable to low commodity prices, energy industry consolidations, significant reductions in workforce and capital spending by customers, destabilizing economies in developing markets, and the deterioration of the financial condition of certain customers. The Marine Division net sales for the year ended May 31, 1999 increased $31.3 million, or 45%, to $101.1 million, as compared to the marine division's net sales of $69.8 million for the corresponding period one year prior. The increase in Marine Division net sales was attributed to the acquisition of DigiCourse, Inc. in October 1998.

     Gross Profits: The Land Division gross profit and gross profit percentage for the year ended May 31, 1999, compared to the year ended May 31, 1998, decreased to a gross loss of $4.3 million, or (4.5%), from a gross profit of $133.1 million, or 42.1%. The Land Division's gross profit for the year ended May 31, 1999 was adversely affected by charges of $26.0 million for inventory write-downs, and $3.0 million for warranty reserves and other product related contingencies. Excluding these charges, land division's gross profit would have been 25.6% for the year ended May 31, 1999, compared to 42.1% in the corresponding period one year prior. The Marine Division gross profit for the year ended May 31, 1999, compared to the year ended May 31, 1998, decreased to a gross loss of $3.5 million, or (3.5%), from a gross profit of $26.2 million, or 37.7%. The Marine Division's gross profit for the year ended May 31, 1999 was adversely affected by charges of $31.0 million for inventory write-downs, and $17.0 million for warranty reserves and other product-related contingencies. Excluding these charges, the Marine Division's gross profit percentage would have been 44.2% for the year ended May 31, 1999, compared to 37.7% in the corresponding period one year prior. The Land and Marine Division gross profit percentages were adversely affected during the years ended May 31, 2000 and 1999 by pricing pressures, attributable to weak customer demand for our products and manufacturing under-absorption, due to low production volumes as a result of the prevailing industry conditions.

     Research and Development: Year ended May 31, 1999 research and development expenses were $42.8 million, an increase of $9.8 million, or 30%, over the year ended May 31, 1998, primarily resulting from expenses related to acquisitions, increased contract labor and outside engineering services related to advanced systems design, and prototype development costs.

     Marketing and Sales: Year ended May 31, 1999 marketing and sales expenses were $14.2 million, a decrease of $0.5 million, or 3%, compared to fiscal 1998, primarily resulting from decreased internal and third-party commissions attributable to the significant decline in sales, offset in part by increased expenses related to acquisitions.

     General and Administrative: Year ended May 31, 1999 general and administrative expenses were $80.9 million, an increase of $52.6 million, or 186%, over the year ended May 31, 1998, primarily due to charges of $53.2 million incurred in the year ended May 31, 1999 for accounts and notes receivable allowance, impairment of long-lived assets, early termination of a lease, restructuring costs and employee severances. Excluding year ended May 31, 1999 charges, the Company's general and administrative expenditures were $27.7 million, a decrease of $0.6 million, or 2%, compared to the year ended May 31, 1998.

     Amortization and Impairment of Intangibles: Year ended May 31, 1999 amortization and impairment of intangibles was $16.2 million, an increase of $10.2 million, or 170%, over the year ended May 31, 1998, primarily due to charges of $7.7 million incurred in the year ended May 31, 1999, resulting from impairment of intangibles. Excluding year ended May 31, 1999 charges, amortization of intangibles was $8.5 million, an increase of $2.5 million, or 42%, over the year ended May 31, 1998, due to increased intangibles amortization resulting from acquisitions.

     Total Other Income: Year ended May 31, 1999 interest income was $8.0 million, an increase of $0.5 million or 6% compared to the year ended May 31, 1998. Interest income on customer notes receivable decreased by $1.2 million, compared to the year ended May 31, 1998, to $5.1 million, due to impairments and other reductions in notes receivable balances during the year. Income from investments increased $1.7 million to $2.9 million, as a result of higher average cash balances on hand during the year. Interest expense was $0.9 million in the year ended May 31, 1999, a decrease of $.2 million, or 17%, from the year ended May 31, 1998. The interest expense is attributed to our ten-year-term facilities financing, and the decrease is a result of amortization of the principal amount of this debt.

     Income Tax (Benefit) Expense: There was an income tax benefit of $49.7 million for the year ended May 31, 1999 compared to the tax expense in the corresponding period one year prior. The change in income tax (benefit) expense is primarily the result of losses from operations, resulting in a deferred tax asset in the form of net operating losses (see discussion of Seven Months Ended December 31, 2000 Compared to Seven Months Ended December 31, 1999.)

  Liquidity and Capital Resources

     The Company has typically financed operations from internally generated cash and funds from equity financings. Cash and cash equivalents were $93.5 million at December 31, 2000, a decrease of $6.7 million, or 7%, compared to May 31, 2000. The decrease is due to negative cash flows from operating activities and investing activities for the seven months ended December 31, 2000. Cash flow from operating activities before changes in working capital items was a positive $1.0 million for the seven months ended December 31, 2000. Cash flow from operating activities after changes in working capital items was a negative $3.7 million, primarily due to the operating loss, net increases in accounts and notes receivables and net decreases in accounts payable and accrued expenses. The various working capital accounts can vary in amount substantially from period to period, depending upon our levels of sales, product mix sold, demand for products, percentages of cash versus credit sales, collection rates, inventory levels, and general economic and industry factors.

     Cash flow used in investing activities was $2.8 million for the seven months ended December 31, 2000. The principal investing activities were capital expenditure projects. Planned capital expenditures for 2001 of approximately $8.0 million include the purchase of advanced manufacturing machinery and additional equipment for the rental equipment fleet.

     Cash flow used in financing activities was a negative $0.1 million for the seven months ended December 31, 2000. The Company believes the combination of existing working capital, current cash in place and access to other financing sources will be adequate to meet anticipated capital and liquidity requirements for the foreseeable future.

  Recent Accounting Pronouncements.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company has adopted SAB No. 101, effective June 1, 2000, which has not had a material impact on the Company's consolidated financial position or results of operations.

     In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation: an Interpretation of APB Opinion No. 25. Among other issues, Interpretation No. 44 clarifies the application of Accounting Principles Board Opinion ("APB") No. 25 regarding (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock options in a business combination. The provisions of Interpretation No. 44 were applied on a prospective basis effective July 1, 2000, and has not had a material impact on the Company's consolidated financial position or results of operations.

     Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by SFAS No. 137 and SFAS No. 138, was issued by the Financial Accounting Standards Board in June 1998. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The Company adopted SFAS 133 on January 1, 2001 and does not expect the adoption of SFAS 133 to have a material effect on the financial condition or results of operation.

CONVERSION TO THE EURO CURRENCY

     On January 1, 1999, certain members of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency, the Euro. The Company owns facilities and manufactures components for systems in one member country. The transition period for the introduction of the Euro is between January 1, 1999 and June 30, 2002. The Company continues to address the issues involved with the introduction of the Euro. The more important issues include: converting information technology systems; reassessing currency risk; and processing tax and accounting records. Based on progress to date in reviewing this matter, the Company believes that the introduction of the Euro has not and will not have a significant impact on its business affairs and its processing of business and accounting records.

CREDIT RISK

     A continuation of weak demand for the services of certain customers of the Company will further strain their revenues and cash resources, thereby resulting in lower sales levels and a higher likelihood of defaults in their timely payment of their obligations under credit sales arrangements. Increased levels of payment defaults with respect to credit sales arrangements could have a material adverse effect on the Company's results of operations.

     The combined gross trade accounts receivable and trade notes receivable balance as of December 31, 2000, from customers in Russia and other former Soviet Union countries was approximately $11.0 million and was approximately $9.0 million from customers in Latin American countries. As of December 31, 2000 the total allowance for doubtful accounts (foreign and US) was $1.6 million and the allowance for loan losses was $10.9 million. During the Transition Period, there were $6.9 million of sales to customers in Russia and other former Soviet Union countries (substantially all in the form of cash sales backed by irrevocable letters of credit), $1.6 million of sales to customers in Latin American countries and $3.7 million of sales to customers in China. All terms of sale for these foreign receivables are denominated in US dollars. Russia and certain Latin America countries have experienced economic problems and uncertainties and devaluations of their currencies in recent years. To the extent that economic conditions in the Former Soviet Union, Latin America, China or elsewhere negatively affect future sales to customers in those regions or the collectibility of existing receivables, future results of operations, liquidity and financial condition may be adversely affected.

CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD-LOOKING STATEMENTS

     Certain information contained in this Transition Report on Form 10-K (including statements contained in ITEM 1. Business, ITEM 3. Legal Proceedings and ITEM 7. Management's Discussion and Analysis of Results of Operation and Financial Condition), as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences, conference calls, or otherwise, may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and are subject to the "Safe Harbor" provisions of that section. This information includes, without limitation, statements concerning future results of operation, future revenues, future costs and expenses, future margins and write-downs and special charges and savings and benefits therefrom; anticipated timing of commercialization of and capabilities of products planned or under development, including lightweight land seismic systems; products incorporating the Company's VectorSeis(TM) technology; further applications and revenue sources for the Company's MEMS technology and facility capacity; future demand for I/O products; anticipated product releases and technological advances; the future mix of business and future asset recoveries; the realization of deferred tax assets; the effects of and expected benefits from acquisitions and strategic alliances; the effect of changes in accounting standards on our results of operation and financial condition; the effect of the Euro's introduction; the inherent unpredictability of adversarial proceedings and other contingent liabilities; future capital expenditures and I/O's future financial condition; future energy industry and seismic services industry conditions; and world economic conditions, including those in the Former Soviet Union, Latin America and Asian countries. These statements are based on current expectations and involve a number of risks and uncertainties, including those set forth below and elsewhere in this Transition Report on Form 10-K. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove correct.

     When used in this report, the words "anticipate," "estimate," "expect," "may," "project" and similar expressions are intended to be among the statements that identify forward-looking statements. Important factors which could affect actual results and cause actual results to differ materially from those results which might be projected, forecast, estimated or budgeted in such forward-looking statements include, but are not limited to, the following:

     Failure to Develop Products and Keep Pace with Technological Change Will Adversely Affect Results of Operations. The markets for the Company's products are characterized by rapidly changing technology and frequent product introductions. Whether the Company can develop and produce successfully, on a timely basis, new and enhanced products that embody new technology, meet evolving industry standards and practices, and achieve levels of capability and price that are acceptable to customers, will be significant factors in the ability to compete in the future.

     There can be no assurance that the Company will not encounter resource constraints or technical or other difficulties that could delay introduction of new products in the future. No assurances can be given as to whether any new products incorporating the VectorSeis(TM) digital sensor (or any other of our technology product introductions or enhancements) will be commercially feasible or accepted in the marketplace by present or future customers. If the Company is unable, for technological or other reasons, to develop competitive products in a timely manner in response to changes in the seismic data acquisition industry or other technological changes, business and operating results will be materially and adversely affected. In addition, continuing development of new products inherently carries the risk of inventory obsolescence with respect to older products. Updates and upgrades in product offerings through newly introduced products and product lines, whether internally developed or obtained through acquisitions, carry with them the potential for customer concerns of product reliability, which may have the effect of lessening customer demand for those products.

     Pressure from Competitors Could Adversely Affect Results of
Operations. The market for seismic data acquisition systems and seismic instrumentation is highly competitive and is characterized by consolidation, as well as continual and rapid changes in technology. Principal competitors for land and marine seismic equipment are, among others, Fairfield Industries; Geo-X Systems, Limited; JGI, Incorporated; OYO Geospace Corporation; Bolt Technology Corporation; Teledyne Brown Engineering, an affiliate of Allegheny Teledyne Company; Thomson Marconi Sonar P/L; Geoscience Corp. and Societe d'etudes Recherches et Construction Electroniques ("Sercel"), both affiliates of Compagnie General de Geophysique (CGG). Unlike I/O, companies such as Sercel and Geoscience Corp. possess the advantage of selling to an affiliated seismic contractor.

     Competition in the industry is expected to intensify and could adversely affect future results. Several competitors have greater name recognition, more extensive engineering, manufacturing and marketing capabilities, and greater financial, technological and personnel resources. In addition, certain companies in the industry have expanded and improved their product lines or technologies in recent years. Specifically, the recent introduction by a competitor of a lightweight land seismic system has had an adverse effect on the Company's net sales in recent periods. In addition, one of the Company's competitors has introduced a marine solid streamer product, and the Company believes another competitor is developing or has developed a similar product. Currently, the Company does not have a competitive solid streamer product offering and does not currently intend to develop or produce one. Consequently, the Company's net sales of marine streamers have been, and will continue to be, adversely affected to the extent customers prefer solid streamers over the Company's liquid filled product. There can be no assurance that the Company will be able to compete successfully in the future with existing or new competitors. Pressures from competitors offering lower-priced products or products employing new technologies could result in future price reductions and lower margins.

     A continuing trend toward consolidation and concentrated buying power in the oil field services industry will also have an adverse effect on the demand for the Company's products and services.

     Continuation of Downturn in Seismic Services Industry Will Adversely Affect Results of Operations and Financial Condition. Demand for products is dependent upon the level of worldwide oil and gas exploration and development activity and the available inventory of seismic data used to generate exploration prospects. This activity in turn is primarily dependent upon oil and gas prices, which have been subject to wide fluctuation in recent years in response to changes in the supply and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control. Worldwide oil prices declined from

October 1997, and remained at lower levels through February 1999. Despite the recovery in commodity prices, energy producers' continuing concerns over the sustainability of higher prices for hydrocarbon production resulted in lower exploration budgets by energy companies, which has resulted in weak demand for seismic data acquisition equipment. Other factors which have negatively impacted demand for products have been the weakened financial condition of many customers, consolidations among energy producers and oilfield service and equipment providers, an oversupply in the marketplace of current-generation seismic equipment, a current industry-wide oversupply of "spec" seismic data, pricing pressures from competitors and customers, and the destabilized economies in many developing countries. Despite higher prices for oil and natural gas since February 1999, it is expected that any turnaround for the seismic equipment market will occur later than for other sectors of the energy services industry.

     It is impossible to predict the length of the downturn for the seismic equipment market with any certainty. A further prolonged downturn in market demand for products will have a material adverse effect on results of operation and financial condition. No assurances can be given as to future levels of worldwide oil and natural gas prices, the future level of activity in worldwide oil and gas exploration and development and their relationship(s) to the demand for products. Additionally, no assurances can be given that efforts to reduce and contain costs will be sufficient to offset the effect of the expected continued lower levels of net sales until industry conditions improve.

     Loss of Significant Customers Will Adversely Affect the Company. A relatively small number of customers have accounted for a large portion of net sales, although the degree of sales concentration with any one customer has varied from fiscal year to year. During the seven months ended December 31, 2000, four customers (Petroleum Geo-Services, Schlumberger, Baker-Hughes, and China Petroleum and Technology Development Company) accounted for approximately 62% of net sales. The loss of any one of these customers could have a material adverse effect on net sales, the results of operation and financial condition of the Company. See Note 10 of Notes to Consolidated Financial Statements.

     Risk From Significant Amount of Foreign Sales Could Adversely Affect Results of Operations. Sales outside the United States have historically accounted for a significant part of the Company's net sales. Foreign sales are subject to special risks inherent in doing business outside of the United States, including the risk of war, civil disturbances, exchange rate fluctuations, embargo, and government activities, as well as risks of compliance with additional laws, including tariff regulations and import/export restrictions. U.S. technology export restrictions may affect the types and specifications of products exported. The Company may, from time to time, require export licenses and there can be no assurance that the Company will not experience difficulty in obtaining such licenses as required in connection with export sales.

     Demand for products from customers in developing countries (including Russia and other Former Soviet Union countries as well as certain Latin American and Asian countries, including China) is difficult to predict and can fluctuate significantly from year to year. These changes in demand result primarily from the instability of economies and governments in certain developing countries, changes in internal laws and policies affecting trade and investment, and because those markets are only beginning to adopt new technologies and establish purchasing practices. These risks may adversely affect future operating results and financial position. In addition, sales to customers in developing countries on extended terms present heightened credit risks for the reasons discussed above.

     The Company is required to convert to the Euro currency at its facility located in one of the European Union member countries, and although the Company does not currently anticipate any problems with such conversion, there can be no assurance that the problems actually encountered in the Euro conversion will not be more pervasive than those currently anticipated by management.

     Dependence on Key and Technical Personnel. Future success depends upon the continued contributions of personnel, particularly management personnel, many of whom would be difficult to replace. Success will also depend on the Company's ability to attract and retain skilled employees. Changes in personnel, particularly technical personnel, could adversely affect operating results and continued changes in management personnel could have a disruptive effect on employees which could, in turn, adversely affect operating results.

     Significant Payment Defaults under Sales Arrangements Could Adversely Affect the Company. The Company sells to many customers on extended-term arrangements. Significant payment defaults by customers could have a material adverse effect on our financial position and results of operations. A significant portion of trade notes and accounts receivable balance as of December 31, 2000 was attributable to sales made in the former Soviet Union, Latin American and Asian countries.

     Risks Related to Gross Profit. Gross profit percentage is a function of pricing pressures from Company customers and competitors and the product mix sold in any period. Increased sales of lower margin equipment and related components in the overall sales mix may result in lower gross profit. Other factors, such as heightened price competition, unit volumes, inventory obsolescence, increased warranty costs and other product related contingencies, changes in sales and distribution channels, shortages in components due to untimely supplies or inability to obtain items at reasonable prices, as well as unavailability of skilled labor and manufacturing under-absorption due to low production volumes, may also continue to affect the cost of sales and result in fluctuations of gross profit percentages in future periods and results of operations.

     Risks Related to Acquisitions. The Company may make further acquisitions in the future. Acquisitions require significant financial and management resources both at the time of the transaction and during the process of integrating the newly acquired business into our operations. Operating results could be adversely affected if the Company is unable to successfully integrate new companies into operations. Structural changes in internal organization, which may result from acquisitions, may not always produce the desired financial or operational results.

     Certain acquisitions or strategic transactions may be subject to approval by the other party's shareholders, United States or foreign governmental agencies, or other third parties. Accordingly, there is a risk that important acquisitions or transactions could fail to conclude as planned. Future acquisitions could also result in issuance of equity securities or the rights associated with the equity securities, which could potentially dilute earnings per share. In addition, future acquisitions could result in the incurrence of additional debt, taxes, or contingent liabilities, and amortization expenses related to goodwill and other intangible assets. These factors could adversely affect future operating results and financial position.

     Failure to Protect Intellectual Property Will Adversely Affect
Operations. The Company believes that technology is a primary basis of competition in the industry. Although the Company currently holds certain intellectual property rights relating to its product lines, there can be no assurance that these rights will not be challenged by third parties or that the Company will obtain additional patents or other intellectual property rights in the future. Additionally, there can be no assurance that efforts to protect trade secrets will be successful or that others will not independently develop similar products or design around any of the intellectual property rights owned by the Company or that the Company will be precluded by others' patent claims.

     Disruption in Vendor Supplies Will Affect Financial Results. The Company's manufacturing process requires a high volume of quality components. Certain components used by the Company are currently provided by only one supplier. The Company may, from time to time, experience supply or quality control problems with suppliers, and such problems could significantly affect ability to meet production and sales commitments. Reliance on certain suppliers, as well as industry supply conditions generally involve several risks, including the possibility of a shortage or a lack of availability of key components and increases in component costs and reduced control over delivery schedules; any of which could adversely affect future financial results.

     Risks Related to Government Regulations and Product Certification. The Company's operations are subject to laws, regulations, government policies and product certification requirements worldwide. Changes in such laws, regulations, policies, or requirements could affect the demand for products or result in the need to modify products, which may involve substantial costs or delays in sales and could have an adverse effect on future operating results. Certain countries are subject to restrictions, sanctions and embargoes imposed by the US Government. These restrictions, sanctions and embargoes prohibit or limit the Company from participating in certain business activities in those countries. These constraints may adversely affect opportunities for business in those countries.

     Risks Related to Timing of Product Shipments Could Result in Significant Quarterly Fluctuations. Due to the relatively high sales price of many products and relatively low unit sales volume, the timing in the shipment of systems and the mix of products sold can produce fluctuations in quarter-to-quarter financial performance. One of these factors, which may affect operating results from time to time, is that a substantial portion of the Company's net sales in any period may result from shipments during the latter part of a period. Because the Company establishes its sales and operating expense levels based on operational goals, if shipments in any period do not meet goals, net sales and net earnings may be adversely affected.

     Stock Volatility and Absence of Dividends May Adversely Affect Stock
Price. In recent years, the stock market in general, and the market for energy and technology stocks in particular, including the Company's common stock, have experienced extreme price fluctuations. There is a risk that future stock price fluctuations could impact Company operations. Continued depressed prices for the Company's common stock (and further price declines) could affect the Company's ability to successfully attract and retain qualified personnel, complete desirable business combinations or accomplish financing or similar transactions in the future. The Company has historically not paid, and does not intend to pay in the foreseeable future, cash dividends on common stock.

     NOTE: THE FOREGOING REVIEW OF FACTORS PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 SHOULD NOT BE CONSTRUED AS EXHAUSTIVE. IN ADDITION TO THE FOREGOING, THE COMPANY WISHES TO REFER READERS TO OTHER FACTORS DISCUSSED ELSEWHERE IN THIS REPORT AS WELL AS OTHER FILINGS AND REPORTS WITH THE SEC FOR A FURTHER DISCUSSION OF RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULT OF ANY REVISIONS TO ANY SUCH FORWARD-LOOKING STATEMENTS, WHICH MAY BE MADE TO REFLECT THE EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company may, from time to time, be exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. The Company traditionally has not entered into significant derivative or other financial instruments. The Company is not currently a borrower under any material credit arrangements which feature fluctuating interest rates. Market risk could arise from changes in foreign currency exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by this item begin at page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Directors and Executive Officers of the Company

NAME                                     AGE                           TITLE
----                                     ---                           -----
James M. Lapeyre, Jr. .................  48    Director and Chairman of the Board
Timothy J. Probert.....................  49    Director, President and Chief Executive Officer
C. Robert Bunch........................  46    Vice President, Chief Administrative Officer and
                                               Secretary
Kenneth W. Pope........................  44    Vice President -- Land Division
Rex K. Reavis..........................  58    Vice President -- Marine Division
David C. Baldwin.......................  37    Director
Ernest E. Cook.........................  74    Director
Theodore H. Elliott, Jr. ..............  65    Director
Robert P. Peebler......................  53    Director
Sam K. Smith...........................  68    Director
William F. Wallace.....................  61    Director

     Set forth below are descriptions of the backgrounds of the executive officers and directors of the Company and their principal occupations for the past five years.

  Executive Officers

     James M. Lapeyre, Jr. was appointed to the Board in December 1998, following the Company's acquisition of DigiCourse, Inc. from The Laitram Corporation. He was elected Chairman of the Board in May 1999. The DigiCourse, Inc. acquisition agreement dated September 30, 1998 provided that Mr. Lapeyre would be elected as a director of the Company following the acquisition. Mr. Lapeyre has held various positions at The Laitram Corporation since 1979, and has served as its President since 1989. The Laitram Corporation is a privately-owned, New Orleans-based manufacturer of food processing equipment and modular conveyor belts, and was the previous owner of DigiCourse, Inc.

     Timothy J. Probert was appointed a director and elected President and Chief Executive Officer of the Company in March 2000. Mr. Probert spent the previous 27 years with various operating units of Baker Hughes Incorporated. Beginning his career as a field geologist in 1972, he progressed through various management roles in several Baker Hughes divisions. Mr. Probert was president of Baker Hughes Process, Eastman Teleco, Eastman Christensen, and Milpark Drilling fluids. Most recently, Mr. Probert was president of Baker Hughes' INTEQ division, one of the leading providers of technical solutions to the drilling and production sectors of the energy industry. Mr. Probert also serves as a supervisory director of Core Laboratories N.V.

     C. Robert Bunch became Vice President and Chief Administrative Officer ("CAO") in October 1999. As CAO, Mr. Bunch's duties encompass the traditional roles of the chief financial officer and general counsel. Mr. Bunch's prior experience includes operations, finance and law. From May 1997 to October 1999, Mr. Bunch was a partner at King and Pennington, L.L.P. of Houston, where he practiced in several areas of business law. His previous legal experience includes serving as an attorney at Scott, Douglass & McConnico, L.L.P. from December 1994 to May 1997 where he concentrated on oil and gas matters. His operations and finance experience include serving as Executive Vice President and Chief Financial Officer and, later, Chief Operating Officer of OYO Geospace Corporation; Chief Financial Officer of Siberian American Oil Company; and Chief Financial Officer, and, later, President and Chief Operating Officer of Tescorp, Inc. Mr. Bunch also serves on the Board of Directors of Maverick Tube Corporation.

     Kenneth W. Pope became Vice President -- Land Division in June 2000, after serving as Vice President -- Business Development. Mr. Pope has served as President of Green Mountain Geophysics, Inc.

since 1991. Green Mountain Geophysics became a wholly-owned subsidiary of the Company in 1997. Prior to joining Green Mountain Geophysics, Mr. Pope held various senior management positions at Solbourne Computer, Inc. and NBI, Inc., manufacturers and distributors of proprietary workstations and computer systems. Mr. Pope began his career as a certified public accountant with Peat Marwick & Mitchell.

     Rex K. Reavis became Vice President -- Marine Division in June 2000. He was formerly Vice President of the Company's Land Division since December 1998. Prior to that, Mr. Reavis served in various management positions at Schlumberger from 1991 to 1998 and also served as Chief Operating Officer of Terra Marine Engineering from 1985 to 1991 and Chief Executive Officer of M&I Industries from 1979 to 1985.

     David C. Baldwin was elected to the Company's Board of Directors in June 1999, and served as Vice President and Chief Financial Officer from June 1999 to January 2000. Mr. Baldwin is a managing director of SCF Partners, a Houston-based investment firm. He also currently serves on the board of Newpark Resources, a NYSE-listed company. Mr. Baldwin serves on the Company's Board as the designee of SCF-IV, L.P., the owner of the Company's Preferred Stock, pursuant to the terms of Certificates of Designation for the Preferred Stock. The designee of the Preferred Stockholder serves one-year terms; it is expected that the holder of the Preferred Stock will nominate and elect Mr. Baldwin to continue to serve as its designee.

     Ernest E. Cook, a director of the Company since February 1987, is an independent oil and gas consultant.

     Theodore H. Elliott, Jr., a director of the Company since February 1987, has been Chairman of Prime Capital Management Co. Inc, a Stamford, Connecticut venture capital company, during the past five years.

     Robert P. Peebler was elected to the Board in November 1999. Mr. Peebler was appointed Vice President of e-Business Strategy and Ventures of the Halliburton Company in May 2000, after serving since 1992 as President and Chief Executive Officer of Landmark Graphics Corporation, a Houston-based provider of workstation technical software for the petroleum industry. Prior to such time he held a variety of executive positions at Landmark including Chief Operating Officer and president of Landmark's seismic products division. Mr. Peebler is a frequent author and speaker about information technology trends shaping the exploration and production industry.

     Sam K. Smith was elected to the Company's Board of Directors in June 1999, and served as Chief Executive Officer from May 1999 to March 2000. Mr. Smith is a former chairman of the board of Landmark Graphics Corporation, serving as a director from 1989 to 1996. Prior to that time, he was a special limited partner at Sevin-Rosen Management, a Texas-based venture capital firm from 1983 to 1993, and spent 26 years prior to that at Texas Instruments, Inc.

     William F. Wallace was elected to the Board in August 1998 and is currently a director for Westport Oil and Gas Company Inc. Since 1996, Mr. Wallace has served as a consultant to The Beacon Group, a New York-based venture capital fund. From October 1994 to July 1995, Mr. Wallace served as director, President and Chief Operating Officer of Plains Petroleum Company, a NYSE-listed oil and gas production and exploration company based in Denver. Following Plains' merger with Barrett Resources, a NYSE-listed oil and gas production and exploration company, Mr. Wallace served as director and Vice Chairman of the Board of Barrett from July 1995 to March 1996. Prior to joining Plains, Mr. Wallace served from 1989 to 1994 as a regional vice president of Texaco Exploration and Production, Inc.

     No director is related to any other director or executive officer of the Company or its subsidiaries and except as described above, there are no arrangements or understandings between a director and any other person pursuant to which such person was elected as director. Corporate officers are appointed by the Board and serve at the discretion of the Board.

     Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 (the 1934 Act) requires the Company's directors, executive officers and persons who own more than 10% of the Company's common stock to file with the Securities and Exchange Commission (SEC) initial reports of ownership and reports of changes of ownership of common stock and other equity securities of the Company. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.

     Based solely upon management's review of Forms 3, 4 and 5 provided to the Company during transition period, the Company believes that its officers and directors and the persons who own more than 10% of the Company's common stock had complied with all applicable Section 16 filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

  Annual Compensation

     The following table sets forth information regarding annual and long-term compensation with respect to the seven months ended December 31, 2000, and the years ended May 31, 2000, 1999 and 1998, paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and certain other of the most highly compensated executive officers of the Company (the Company's Chief Executive Officer and the other officers named in the table below are referred to as the "Named Executive Officers").

  SUMMARY COMPENSATION TABLE ENDING DECEMBER 31, 2000

                                                                  LONG TERM COMPENSATION
                                      ANNUAL COMPENSATION         -----------------------
                                 ------------------------------     SHARES     RESTRICTED
                                 FISCAL                           UNDERLYING     STOCK          ALL OTHER
                                  YEAR       SALARY      BONUS     OPTIONS      AWARDS $         COMP.**
                                 -------    --------    -------   ----------   ----------       ---------
Timothy J. Probert.............  2001 SY*   $175,000    $    --         --      $     --         $5,250
  Director, President and           2000    $ 75,000(1) $    --    300,000      $393,750(4)      $   --
  Chief Executive Officer
Rex K. Reavis..................  2001 SY*   $116,667    $    --         --      $     --         $3,250
  Vice President --                 2000    $199,993    $30,000      7,500      $157,500(4)      $   --
  Marine Division                   1999    $183,329    $45,000     80,000      $     --         $   --
C. Robert Bunch................  2001 SY*   $110,833    $    --         --      $     --         $   --
  Vice President and                2000    $110,833(2) $20,000    100,000      $259,875(4)      $   --
  Chief Administrative Officer
Kenneth W. Pope................  2001 SY*   $100,833    $    --         --      $     --         $1,650
  Vice President -- Land            2000    $127,083    $    --     22,500      $216,875(4)(5)   $   --
  Division                          1999    $110,000    $10,000      5,000      $     --         $  834
                                    1998    $ 50,416(3) $27,019         --      $     --         $5,005

---------------

  * "SY" refers to the seven months ended December 31, 2000.

 ** All other compensation consists primarily of employer matching contributions to the 401(k) plan.

(1) Mr. Probert joined the Company on March 1, 2000, as President and Chief Executive Officer.

(2) Mr. Bunch joined the Company on November 1, 1999, as Vice President and Chief Administrative Officer.

(3) Mr. Pope joined the Company in connection with the purchase of Green Mountain Geophysics, Inc. in December 1997.

(4) The Company is required to use the closing price of its common stock on the date of grant of the restricted stock award for valuation purposes. The restricted period with respect to each of the Company's restricted stock awards issued under the I/O 2000 Restricted Stock Plan is three years for vesting of 33.3% of the shares awarded, four years for an additional 33.3% of the shares awarded and five years for the remaining 33.3% of the shares awarded. Dividend and voting rights of restricted stock are the same as those for all other shares of the Company's outstanding common stock. Based on the last reported sales price on May 5, 2000 (the date of grant for these awards) on the New York Stock Exchange ($7.875 per share), the value of the restricted stock awards under this plan for Mr. Probert's holdings of 50,000 shares was $393,750, Mr. Reavis's holdings of 20,000 shares was $157,500, Mr. Bunch's holdings of 33,000 shares was $259,875 and Mr. Pope's holdings of 20,000 shares was $157,500.

(5) The restricted period with respect to restricted stock awards for 10,000 shares granted to Mr. Pope under the Company's 1998 Restricted Stock Plan is two years for 50% of the shares awarded, three years for an additional 25% of the shares awarded and four years for the remaining 25% of the shares awarded. Dividend and voting rights of restricted stock are the same as those for all other shares of the Company's outstanding common stock. The value of the restricted stock award under this plan ($59,375) was determined based on the last reported sales price on March 1, 2000 (the date of grant for Mr. Pope) on the New York Stock Exchange of $5.9375 per share.

  Stock Options

     There were no options granted to the named executive officers during the Transition Period. The following table shows the number of shares covered by all exercisable and non-exercisable stock options held by the Named Executive Officers as of December 31, 2000. Also reported are the year-end values for their unexercised "in-the-money" options, which represent the positive spread between the exercise price of any option and the year-end market price of the common stock.

                                                               NUMBER OF
                                                              UNEXERCISED         VALUE OF UNEXERCISED
                                                           OPTIONS AT FISCAL     IN-THE-MONEY OPTIONS AT
                                                          DECEMBER 31, 2000(#)    DECEMBER 31, 2000($)
                                    SHARES      VALUE     --------------------   -----------------------
NAME                               EXERCISED   REALIZED   VESTED     UNVESTED     VESTED      UNVESTED
----                               ---------   --------   -------    ---------   --------    -----------
Timothy J. Probert...............      0          0            0      300,000    $     0     $1,246,875
C. Robert Bunch..................      0          0       12,500       87,500     61,719        403,906
Rex K. Reavis....................      0          0       27,500       60,000     47,656        175,781
Kenneth W. Pope..................      0          0       10,000       27,500     20,938         95,625

     On December 31, 2000, the last reported sale price of the common stock on the New York Stock Exchange composite tape was $10.1875 per share. None of the Named Executive Officers exercised Company stock options during the Transition Period.

  Employment and Consulting Agreements

     In February 2000, the Company entered into an employment agreement with Mr. Probert. The agreement expires on February 28, 2004, but is automatically renewable for additional one-year terms, unless either party provides prior written notice of termination. This agreement provides for an annual base salary of $300,000.

     If the employment agreement is terminated by the Company without cause (as defined in the agreement), or Mr. Probert resigns for good reason (as defined), in either case prior to a "change of control" (as defined), the Company will pay Mr. Probert over a two-year period following termination the sum of two times Mr. Probert's annual base salary in effect on his termination date, plus two times the average of his annual bonus for the past three fiscal years. In addition, if within 18 months after a change of control the Company terminates Mr. Probert's employment for any reason other than for "cause" or if Mr. Probert terminates his employment with the Company for good reason, the Company shall pay Mr. Probert an amount equal to the sum of three times Mr. Probert's annual base salary in effect on his termination date, plus three times the average of his annual bonus payments for the three fiscal years prior to his termination. This amount may be less, depending upon the specific "good reason" termination event. Under certain circumstances, the Company will be obligated to pay certain cash tax "gross-up" amounts to Mr. Probert in the event that he becomes subject to the exercise tax imposed by Section 4999 of the Internal Revenue Code as the result of a change in control under Section 280G of the Internal Revenue Code.

     Under the employment agreement, Mr. Probert is entitled to receive bonuses pursuant to the Company's Annual Incentive Plan, subject to a minimum bonus for fiscal 2001 equal to 50% of Mr. Probert's annual base salary reduced by the value of his restricted stock grants. In addition, under the agreement, Mr. Probert was granted stock options in March 2000 covering a total of 150,000 shares of common stock, and a stock option in May 2000 for an additional 150,000 shares based upon the Company's obligation under the agreement to grant Mr. Probert stock options covering shares in an amount equal to three times the number of shares that he purchased in the open market in March and April 2000.

  Change of Control and Severance Agreements

     The Company has entered into severance and change of control agreements with Messrs. Bunch, Pope and Reavis. Under the terms of the severance and change of control agreements, in the event of a termination of employment of a covered executive officer during the 18-month period following a "change of control" of the Company (as defined in the agreements) other than a voluntary resignation or retirement by the officer (except as stated below) or a termination of employment for "cause" (as defined in the agreements) or by reason of death or disability, the officer will be entitled to receive certain severance payments and other benefits. A voluntary resignation by the officer following a "change of duties" (as defined in the agreements) of the officer will also entitle the officer to the severance benefits and other benefits.

     The severance payment amount, payable in one lump sum on or before the 30th day following termination, shall be equal to two times the sum of (a) the greater of such officer's annual base salary on the effective date of the change of control or the date of the termination of employment plus (b) the amount of the applicable "Target Bonus" for the officer as determined under the management bonus or incentive program then in effect. In addition, the officer under those circumstances will be entitled to receive continued medical, dental, vision and group life coverage under the Company's applicable plans (to the extent permitted by law or by the plan carriers) for a period of one year or until the officer becomes eligible to obtain comparable coverage from a subsequent employer. Furthermore, to the extent the officer's stock options and restricted stock have not fully vested, such options and restricted stock shall thereupon accelerate and immediately become fully vested. In the event that any payment under any agreement would constitute an "excess parachute payment" under Section 280G of the Internal Revenue Code, the severance amounts and other benefits would be reduced to an amount so that the present value of all amounts so receivable would be less than the threshold amount of any excess parachute payment.

     The term of each agreement is for three years, but each agreement will automatically renew for additional three-year terms absent prior written notice from the officer or the Company. Each agreement also effectively amends the terms of any stock option agreement or restricted stock award between the Company and the officer to provide that in the event of a change of control of the Company and the full assumption by the successor to the Company of the Company's options or restricted stock or their replacement with equivalent options or restricted stock awards, the Company's options and restricted stock held by that officer will not be accelerated and become 100% vested upon the change of control event.

  2000 Restricted Stock Plan

     In March 2000, the Company's Board of Directors adopted the Input/Output, Inc. 2000 Restricted Stock Plan (the "2000 Restricted Plan") in order to afford the Company another means to provide current and potential key management employees of the Company with a proprietary interest in the Company. The 2000 Restricted Plan provides that the maximum number of shares of common stock that may be delivered pursuant to awards under the 2000 Restricted Plan is 200,000, subject to adjustment. No individual participant may receive, during any fiscal year, awards covering an aggregate of more than 50,000 shares of common stock. As of August 14, 2000, the Company had granted 123,000 shares of restricted stock under the 2000 Restricted Plan. Unless sooner terminated by action of the Board, the 2000 Restricted Plan will terminate on March 13, 2010.

     During March 2000, the Company implemented an executive "matching" program whereby the Company agreed to grant one share of restricted stock for each share purchased by certain senior executives up to certain amounts specified by the Compensation Committee of the Board of Directors, in open-market transactions in March and April 2000. As a result, the Company issued in May 2000 a total of 123,000 shares of restricted stock under the 2000 Restricted Plan to these executives. In connection with the repurchase program, Messrs. Bunch and Pope incurred bank indebtedness in the original principal amount of $200,000 and $125,000, respectively. The Company is a guarantor of this indebtedness and would be liable for the entire amount of either loan in the event of a default thereunder. The outstanding loan balances at December 31, 2000 were $170,000 and $0, respectively.

     Pursuant to the terms of the 2000 Restricted Plan, the Company enters into individual award agreements with plan participants designated by the Compensation Committee, which agreements will provide the number of shares of Restricted Stock granted pursuant to the award, the price, if any, to be paid by the participant for the Restricted Stock, the time or times within which the award is subject to forfeiture and the other terms, limitations and any performance objectives as are specified by the Compensation Committee. Certificates representing the Restricted Stock will bear appropriate legends regarding the transfer restrictions, and participants will not be permitted to sell, transfer, pledge, assign or otherwise dispose of their restricted Stock during the restriction period. The plan is administered by the Compensation Committee, and the Board may, from time to time, discontinue or further amend the 2000 Restricted Plan without the consent of the participants.

  Annual Incentive Plan

     In November 1999, the Board adopted and approved the terms of the Input/Output, Inc. Annual Incentive Plan (the "Incentive Plan"). The purpose of the Incentive Plan is to advance the interests of the Company and its stockholders by providing certain of the Company's employees with annual incentive compensation which is tied to the achievement of preestablished and objective performance goals. The Incentive Plan is designed to provide the Company with flexibility in achieving those purposes and to implement performance-based compensation strategies that will attract and retain officers and employees who are important to the long-term success of the Company.

     All employees of the Company are eligible to participate in the Incentive Plan after six months of service. Approximately 60 days after the end of the Company's fiscal year, the Compensation Committee will calculate a bonus pool based on the difference between the Company's profits before taxes and the Company's return on its book equity. One-half of the bonus pool is then distributed pro rata to participants based on their base pay for the prior fiscal year. The remaining 50% of the bonus pool is allocated by the Compensation Committee, in its discretion, among the participants. The minimum bonus pool for the Transition Period and for 2001 is $500,000, all of which is distributable on a discretionary basis. The Incentive Plan is administered by the Compensation Committee, and the Board may, from time to time, discontinue or further amend the Incentive Plan without the consent of the participants.

2000 LONG-TERM INCENTIVE PLAN

     In June 2000, the Company's Board of Directors adopted the Input/Output, Inc. 2000 Long-Term Incentive Plan (the "2000 Plan"), which was subsequently approved by the Company's stockholders in September 2000. The primary objective of the 2000 Plan is to promote stockholder value by providing appropriate incentives to key employees and certain other individuals who perform services for the Company and its affiliates. The 2000 Plan provides for the granting of stock options, stock appreciation rights, performance share awards and other equity-based awards providing similar benefits. The terms of each award are set forth in individual agreements with 2000 Plan participants, each of which is approved by the Compensation Committee.

     Pursuant to the 2000 Plan, the Compensation Committee may grant awards covering at any one time up to 1,200,000 shares of common stock, plus an additional 909,275 shares of common stock which were reserved but not subject to grants awarded under the Company's 1990 Stock Option Plan (which expired on September 1, 2000). The number of shares of common stock available under the 2000 Plan and outstanding awards are subject to adjustment to prevent the dilution of plan participants resulting from stock dividends, stock splits, recapitalizations or similar transactions. Unless sooner terminated, the 2000 Plan will terminate in June 2010.

  Compensation of Directors

     Each director who is not an employee of the Company receives $1,500 for each meeting attended ($500 for telephonic meetings) and $1,000 for each committee meeting attended. In addition, each non-employee director receives an annual stipend of $15,000, and each committee chairman will receive an additional annual stipend of $3,000.

     In 2001, the Board modified their retainer arrangements by adopting a plan providing that directors may elect each year to receive all or a portion of their annual retainer for Board and committee chair service in shares of the Company's common stock. Shares issued in lieu of cash would be valued at the closing price per share on the New York Stock Exchange on the date of issuance, which the plan provides shall be the date of the Company's annual stockholders meeting each year. Shares issued under the retainer plan shall be granted from available treasury shares of the Company.

     Directors Retirement Plan. In 1992, the Company adopted a Directors Retirement Plan, which was discontinued in 1996. Participation under the plan was limited to directors who served as outside directors for an aggregate of not less than five years or whose service on the Board as an outside director terminated due to death or disability or a change in control of the Company. Payment of benefits commences at the beginning of the Company's fiscal quarter next following the later of the dates on which a director (i) attains age sixty-five and (ii) retires from the Board. Under the terms adopted by the Board in 1996, all benefit accruals relating to years of service through the date of discontinuation were frozen; in addition, participation by any individual not then an outside director was prohibited. During 1998, the Board determined to further amend the Plan to provide, in lieu of payments of benefits in quarterly installments, a lump sum payment equivalent to the present value of the product of the "Applicable Stipend" times the "Applicable Period." The "Applicable Period" is a period of years equal to the lesser of (a) the actual number of years and portions thereof, rounded upwards to the nearest six months, during which such director served as an outside director, and (b) ten years. In June 1999, the "Annual Stipend" definition was amended to be $15,000. The present value will be computed on the basis of the actuarial equivalent of the stream of payments represented by the Applicable Stipend paid in quarterly installments over a period of time equal to the Applicable Period.

     Currently, Messrs. Cook and Elliott are the only directors entitled to receive any benefits under the Directors Retirement Plan.

     Non-Employee Directors Stock Option Plan. As a means to attract and recruit qualified new directors and to retain capable directors in a manner that promotes ownership of a proprietary interest in the Company, the Input/Output, Inc. Amended and Restated 1996 Non-Employee Director Stock Option Plan (the "Directors Plan") was adopted in 1996. In 1998, the Company's stockholders approved certain amendments to the plan, increasing the total shares of common stock authorized for issuance under the Directors Plan to 700,000 shares.

     Under the terms of the Directors Plan, each non-employee director of the Company is to be granted an option to purchase 20,000 shares of common stock on the date that person commences serving as a non-employee director. Afterwards, the non-employee director will be entitled to receive options to purchase 10,000 shares on the first business days of each November following such initial 20,000 share grant. The initial 20,000 share grant vests in 33.33% installments on the first, second and third anniversary dates of the initial grant; the first 10,000 share grant after the initial grant vests in 50% installments on the first and second anniversary dates of its grant; and the second 10,000 share grant after the initial grant will be fully exercisable on and after the first anniversary date of that grant. Any subsequent annual grants are each fully exercisable on their dates of grant.

     The Directors Plan also provides for discretionary grants of stock options to non-employee directors as determined from time to time by the Board. As of December 31, 2000, the Company had options covering 296,000 shares of common stock available for future grant under the Directors Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of December 31, 2000, there were outstanding 50,936,420 shares of common stock which were held of record by 853 stockholders, 40,000 shares of Series B Preferred Stock and 15,000 shares of Series C Preferred Stock.

     The following table sets forth certain information with regard to the beneficial ownership as of December 31, 2000 of common stock by (i) all persons known by the Company to be the beneficial owners of more than five percent of the outstanding Common Stock or Preferred Stock, (ii) each director of the Company, (iii) each Named Executive Officer of the Company and (iv) all executive officers and directors as a group.

                                                  COMMON STOCK           PREFERRED STOCK
                                                -----------------   --------------------------
NAME                                            SHARES(1)     %          SHARES            %
----                                            ----------   ----   -----------------     ----
The Laitram Corporation.......................   5,794,000   11.4
  220 Latram Lane
  Harahan, LA 70123
PrimeCap Management Company...................   5,280,162   10.4
  225 South Lake Ave. Ste 400
  Pasadena, CA 91101-3005
DFA Investment Dimensions Group...............   2,968,000    5.8
  1299 Ocean Ave. Ste 650
  Santa Monica, CA 90401
Vanguard Horizon Funds........................   2,823,000    5.5
  P.O. Box 2600
  Valley Forge, PA 19482-2600
SCF-IV, L.P.(2)...............................          --            40,000 Series B     100%
  600 Travis, Ste 6600                                                15,000 Series C     100%
  Houston, TX 77002
James M. Lapeyre, Director(3).................   5,950,833   11.7
Timothy J. Probert, Officer/Director(4).......     150,000    0.3
C. Robert Bunch, Officer(5)...................      80,500    0.2
Kenneth W. Pope, Officer(6)...................      60,000    0.1
Rex K. Reavis, Officer(7).....................      77,286    0.2
David C. Baldwin, Director(2)(8)..............      11,667    0.0     40,000 Series B     100%
                                                                      15,000 Series C     100%
Ernest E. Cook, Director(9)...................     135,500    0.3
Theodore H. Elliott, Jr., Director(10)........     158,000    0.3
Sam K. Smith, Director(11)....................      59,167    0.1
Robert P. Peebler, Director(12)...............       6,667    0.0
William F. Wallace, Director(13)..............      43,333    0.1
All officers and directors (11 persons)

---------------

 (1) Except as otherwise indicated, the persons named in the table possess sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The table also includes shares of common stock held by wives and minor children of such persons and corporations and partnerships in which such persons hold a controlling interest, but excludes any controlling interest which may be deemed solely to exist by virtue of such person being a director of a corporation.

 (2) David C. Baldwin, the designee of the holder of the Series B & C Preferred Stock to the Company's Board of Directors, is a managing director of SCF Partners, an affiliate of SCF-IV, L.P. Mr. Baldwin disclaims any beneficial ownership of the Series B & C Preferred Stock or the common stock into which it may be converted. Each share of Series B & C Preferred Stock is currently entitled to 125 votes on each matter presented at a meeting of stockholders of the Company. See Note 8 of Notes to Consolidated Financial Statements.

 (3) Includes 18,333 shares which are subject to currently exercisable options granted under the 1996 Non-Employee Directors Stock Option Plan, 40,500 shares held as custodian or trustee for the benefit of his minor children (of which Mr. Lapeyre disclaims any beneficial interest) and 5,794,000 shares held by The Laitram Corporation of which Mr. Lapeyre is an officer, director and significant shareholder. Mr. Lapeyre disclaims any beneficial ownership of shares held by The Laitram Corporation.

 (4) Includes 50,000 shares subject to the 2000 Restricted Stock Plan.

 (5) Includes 33,000 shares subject to the 2000 Restricted Stock Plan, and 12,500 shares which are subject to currently exercisable options granted under the 1990 Stock Option Plan.

 (6) Includes 20,000 shares subject to the 2000 Restricted Stock Plan, 10,000 shares issued under the 1990 Restricted Stock Plan, and 10,000 shares which are subject to currently exercisable options granted under the Amended and Restated 1990 Stock Option Plan.

 (7) Includes 20,000 shares subject to the 2000 Restricted Stock Plan, 27,500 shares which are subject to currently exercisable options granted under the 1990 Stock Option Plan, and 8,786 shares purchased through the Company's Employee Stock Purchase Plan.

 (8) Includes 11,667 shares which are subject to currently exercisable options granted under the 1996 Non-Employee Directors Stock Option Plan.

 (9) Includes 117,000 shares which are subject to currently exercisable options granted under the 1991 Directors Stock Option Plan and the 1996 Non-Employee Directors Stock Option Plan.

(10) Includes 147,000 shares which are subject to currently exercisable options granted under the 1991 Directors Stock Option Plan and the 1996 Non-Employee Directors Stock Option Plan.

(11) Includes 11,667 shares which are subject to currently exercisable options granted under the 1996 Non-Employee Directors Stock Option Plan and 30,000 shares which are subject to currently exercisable options granted under the 1990 Stock Option Plan.

(12) Includes 6,667 shares which are subject to currently exercisable options granted under the 1996 Non-Employee Directors Stock Option Plan.

(13) Includes 43,333 shares which are subject to currently exercisable options granted under the 1996 Non-Employee Directors Stock Option Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In connection with the Company's acquisition of DigiCourse, Inc. in 1998 (see Note 9 of Notes to Consolidated Financial Statements), the Company entered into a services agreement under which The Laitram Corporation, the former owner of DigiCourse, agreed to provide accounting, software, manufacturing and maintenance services to the Company with respect to the Company's DigiCourse New Orleans facility. Mr. Lapeyre, the Company's Chairman of the Board, is the chairman and principal stockholder of Laitram. Under the terms of the Service Agreement, Laitram bills the Company for facility lease services rendered on a monthly basis. For the seven months ended December 31, 2000, the Company paid Laitram an aggregate of $800,000 under the Service Agreement. The Service Agreement expires on September 30, 2001.

     During March 2000, the Company's Board of Directors implemented an executive "matching" program whereby the Company agreed to grant one share of restricted stock for each share purchased by certain senior executives in open-market transactions in March and April 2000. As a result, the Company issued in May 2000 a total of 123,000 shares of restricted stock under the 2000 Restricted Plan to these executives. In connection with the repurchase program, Messrs. Bunch and Pope incurred bank indebtedness in the original principal amount of $200,000 and $125,000, respectively. The Company is a guarantor of this indebtedness and would be liable for the entire amount of either loan in the event of a default thereunder. The outstanding loan balances at December 31, 2000 were $170,000 and $0, respectively.

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

                Schedule II -- Valuation and Qualifying Accounts

          All other schedules are omitted because they are inapplicable or the requested information is shown in the financial statements or noted therein.

     (3) Exhibits:

           *3.1          -- Amended and Restated Certificate of Incorporation.
            3.2          -- Certificate of Amendment to the Amended and Restated
                            Certificate of Incorporation, dated October 11, 1996,
                            filed as Exhibit 3.2 to the Company's Annual Report on
                            Form 10-K for the fiscal year ended May 31, 1997, and
                            incorporated herein by reference.
           *3.3          -- Amended and Restated Bylaws.
            3.4          -- Amendment No. 1 to the Amended and Restated Bylaws of the
                            Company, dated September 13, 1999, filed as exhibit 3.1
                            to the Company's Quarterly Report on Form 10-Q for the
                            fiscal quarter ended August 31, 1999, and incorporated
                            herein by reference.
            3.5          -- Amendment No. 2 to the Amendment and Restated Bylaws of
                            the Company, dated September 25, 2000, filed as Exhibit
                            3.1 to the Company's Quarterly Report on Form 10-Q for
                            the fiscal Quarter ended August 31, 2000, and
                            incorporated herein by reference.
            4.1          -- Form of Certificate of Designation, Preferences and
                            Rights of Series A Preferred Stock of Input/Output, Inc.,
                            filed as Exhibit 2 to the Company's Registration
                            Statement on Form 8-A dated January 27, 1997, (attached
                            as Exhibit 1 to the Rights Agreement referenced in
                            Exhibit 10.24) and incorporated herein by reference.
            4.2          -- Form of Certificate of Designation, Preferences and
                            Rights of Series B Preferred Stock of Input/Output, Inc.,
                            filed as Exhibit 4.1 to the Company's Form 8-K dated
                            April 21, 1999, and incorporated herein by reference.

            4.3          -- Form of Certificate of Designation, Preferences and
                            Rights of Series C Preferred Stock of Input/Output, Inc.,
                            filed as Exhibit 4.2 to the Company's Form 8-K dated
                            April 21, 1999, and incorporated herein by reference.
           10.1          -- Royalty Agreement, dated November 6, 1992, between I/O
                            Sensors, Inc., Triton and Triton Technologies, Inc.,
                            filed as exhibit 10.2 to the Company's 10-K for fiscal
                            year ended May 31, 1999, and incorporated herein by
                            reference.
         **10.2          -- Amended and Restated 1990 Stock Option Plan, filed as
                            Exhibit 4.2 to the Company's Registration Statement on
                            Form S-8 (Registration No. 333-80299), filed with the
                            Securities and Exchange Commission on June 9, 1999, and
                            incorporated herein by reference.
         **10.3          -- Input/Output, Inc. 1996 Management Incentive Program,
                            filed as Exhibit 10.5 to the Company's Annual Report on
                            Form 10-K for the fiscal year ended May 31, 1997, and
                            incorporated herein by reference.
         **10.4          -- Amended Directors Retirement Plan, filed as Exhibit 10.7 to the Company's Annual Report on form 10-K for the
                            fiscal year ended May 31, 1997, and incorporated herein
                            by reference.
         **10.5          -- Supplemental Executive Retirement Plan, filed as Exhibit
                            10.10 to the Company's Annual Report on Form 10-K for the
                            fiscal year ended May 31, 1997, and incorporated herein
                            by reference.
         **10.6          -- Amendment No. 1 to the Company's Supplemental Executive
                            Retirement Plan, effective January 17, 1997, filed as
                            Exhibit 10.11 to the Company's Annual Report on Form 10-K
                            for the fiscal year ended May 31, 1997, and incorporated
                            herein by reference.
         **10.7          -- Supplemental Executive Retirement Trust, filed as Exhibit
                            10.12 to the Company's Annual Report on Form 10-K for the
                            fiscal year ended May 31, 1997, and incorporated herein
                            by reference.
         **10.8          -- Amendment No. 1 to the Company's Supplemental Executive
                            Retirement Trust, effective January 17, 1998, filed as
                            Exhibit 10.13 to the Company's Annual Report on Form 10-K
                            for the fiscal year ended May 31, 1997, and incorporated
                            herein by reference.
           10.9          -- Promissory Note dated August 29, 1996, executed by IPOP
                            Management, Inc. to the order of The Variable Annuity
                            Life Insurance Company, filed as Exhibit 10.1 to the
                            Company's Quarterly Report on Form 10-Q for the fiscal
                            quarter ended August 31, 1996, and incorporated herein by
                            reference.
           10.10         -- Master Commercial Lease Agreement dated August 29, 1996, by and between IPOP Management, Inc. and The Variable
                            Annuity Life Insurance Company, filed as Exhibit 10.2 to
                            the Company's Quarterly Report on Form 10-Q for the
                            fiscal quarter ended August 31, 1996, and incorporated
                            herein by reference.
           10.11         -- Limited Guaranty dated August 29, 1996, executed by
                            Input/Output, Inc., filed as Exhibit 10.3 to the
                            Company's Quarterly Report on Form 10-Q for the fiscal
                            quarter ended August 31, 1996, and incorporated herein by
                            reference.
         **10.12         -- Input/Output, Inc. Amended and Restated 1996 Non-Employee
                            Director Stock Option Plan, filed as Exhibit 4.3 to the
                            Company's Registration Statement on Form S-8
                            (Registration No. 333-80299), filed with the Securities
                            and Exchange Commission on June 9, 1999, and incorporated
                            herein by reference.
           10.13         -- Rights Agreement, dated as of January 17, 1997, by and
                            between Input/ Output, Inc. and Harris Trust and Savings
                            Bank, as Rights Agent, including exhibits thereto, filed
                            as Exhibit 4 to the Company's Form 8-A dated January 27,
                            1997, and incorporated herein by reference.

           10.14         -- Input/Output, Inc. Employee Stock Purchase Plan, filed as
                            Exhibit 4.4 to the Company's Registration Statement on
                            Form S-8 (Registration No. 333-24125) filed with the
                            Securities and Exchange Commission on March 18, 1997, and
                            incorporated herein by reference.
           10.15         -- Purchase Agreement by and between the Company and SCF-IV,
                            L.P. dated April 21, 1999, filed as Exhibit 10.1 to the
                            Company's Form 8-K dated April 21, 1999, and incorporated
                            herein by reference.
           10.16         -- Registration Rights Agreement by and between the Company and SCF-IV, L.P. dated May 7, 1999, filed as Exhibit 10.2
                            to the Company's Form 8-K dated April 21, 1999, and
                            incorporated herein by reference.
           10.17         -- First Amendment to Rights Agreement by and between the
                            Company and Harris Trust and Savings Bank as Rights
                            Agent, dated April 21, 1999, filed as Exhibit 10.3 to the
                            Company's Form 8-K dated April 21, 1999, and incorporated
                            herein by reference.
           10.18         -- Registration Rights Agreement by and among the Company
                            and The Laitram Corporation, dated November 16, 1998,
                            filed as Exhibit 99.2 to the Company's Form 8-K dated
                            November 16, 1998, and incorporated herein by reference.
         **10.19         -- Input/Output, Inc. 1998 Restricted Stock Plan, filed as
                            Exhibit 4.7 to the Company's Registration Statement on
                            Form S-8 (Registration No. 333-80297), filed with the
                            Securities and Exchange Commission on June 9, 1999, and
                            incorporated herein by reference.
           10.20         -- Employee Agreement by and between the Company and Axel M.
                            Sigmar, dated August 17, 1999, filed as Exhibit 10.1 to
                            the Company's Quarterly Report on Form 10-Q for the
                            fiscal quarter ended August 31, 1999, and incorporated
                            herein by reference.
           10.21         -- Amendment No. 3 to the Input/Output, Inc. Supplemental
                            Executive Retirement Plan, dated August 23, 1999, filed
                            as Exhibit 10.2 to the Company's Quarterly Report on Form
                            10-Q for the fiscal quarter ended August 31, 1999, and
                            incorporated herein by reference.
           10.22         -- Amendment No. 1 to the Input/Output, Inc. Amended and
                            Restated 1996 Non-Employee Director Stock Option Plan,
                            dated September 13, 1999, filed as Exhibit 10.4 to the
                            Company's Quarterly Report on Form 10-Q for the fiscal
                            quarter ended August 31, 1999, and incorporated herein by
                            reference.
           10.23         -- Consulting and Collection Agreement by and between the
                            Company and Robert P. Brindley, dated October 7, 1999,
                            filed as Exhibit 10.5 to the Company's Quarterly Report
                            on Form 10-Q for the fiscal quarter ended August 31,
                            1999, and incorporated herein by reference.
           10.24         -- Consulting Agreement by and between the Company and Sam
                            K. Smith, dated August 10, 1999, filed as Exhibit 10.6 to
                            the Company's Quarterly Report on Form 10-Q for the
                            fiscal quarter ended August 31, 1999, and incorporated
                            herein by reference.
         **10.25         -- Input/Output, Inc. Annual Incentive Plan, dated effective
                            November 3, 1999, filed as Exhibit 10.43 to the Company's
                            Annual Report on Form 10-K for the fiscal year ended May
                            31, 2000, and incorporated herein by reference.
         **10.26         -- Employment Agreement by and between the Company and
                            Timothy J. Probert dated effective as of March 1, 2000,
                            filed as Exhibit 10.44 to the Company's Annual Report on
                            Form 10-K for the fiscal year ended May 31, 2000, and
                            incorporated herein by reference.

         **10.27         -- Input/Output, Inc. 2000 Restricted Stock Plan, effective as of March 13, 2000, filed as Exhibit 10.27 to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended May 31, 2000, and incorporated herein by reference.
         **10.28         -- Input/Output, Inc. 2000 Long-Term Stock Plan, filed as
                            Exhibit 4.7 to the Company's Registration Statement on
                            Form S-8 (No. 333-49382) dated November 6, 2000, and
                            incorporated by reference herein.
          *21.1          -- Subsidiaries of the Company.
          *23.1          -- Consent of KPMG LLP.
          *24.1          -- The Power of Attorney is set forth on the signature page hereof.
           99.1          -- Information required by Form 11-K with respect to the
                            Input/Output, Inc. Employee Stock Purchase Plan will be
                            filed as an amendment to this Annual Report on Form 10-K
                            within 120 days of the end of the fiscal year of the plan
                            (i.e. June 30) as permitted by Rule 15d-21 under the
                            Securities Exchange Act of 1934, as amended.

---------------

  * Filed herewith.

 ** Management contract or compensatory plan or arrangement.

  (b) Reports on Form 8-K

     None.

  (c) Exhibits required by Item 601 of Regulation S-K.

     Reference is made to subparagraph (a) (3) of this Item 14 which is incorporated herein by reference.

  (d) Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Stafford, State of Texas, on March 19, 2000.

                                            INPUT/OUTPUT, INC.

                                            By    /s/ TIMOTHY J. PROBERT
                                             -----------------------------------
                                             President & Chief Executive Officer
                                                (principal executive officer)

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Timothy J. Probert and C. Robert Bunch and each of them, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and re-substitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all documents relating to the Transition Report on Form 10-K, including any and all amendments and supplements thereto, for the seven months ended December 31, 2000, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Transition Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                        NAME                                     CAPACITIES                  DATE
                        ----                                     ----------                  ----

              /s/ JAMES M. LAPEYRE, JR.                Director and Chairman of the     March 19, 2001
-----------------------------------------------------    Board
                James M. Lapeyre, Jr.

               /s/ TIMOTHY J. PROBERT                  Director, President and Chief    March 19, 2001
-----------------------------------------------------    Executive Officer (principal
                 Timothy J. Probert                      executive officer)

                 /s/ C. ROBERT BUNCH                   Vice President and Chief         March 19, 2001
-----------------------------------------------------    Administrative Officer
                   C. Robert Bunch                       (principal financial and
                                                         administrative officer)

                 /s/ ERNEST E. COOK                    Director                         March 19, 2001
-----------------------------------------------------
                   Ernest E. Cook

            /s/ THEODORE H. ELLIOTT, JR.               Director                         March 19, 2001
-----------------------------------------------------
              Theodore H. Elliott, Jr.

                        NAME                                     CAPACITIES                  DATE
                        ----                                     ----------                  ----


                /s/ DAVID C. BALDWIN                   Director                         March 19, 2001
-----------------------------------------------------
                  David C. Baldwin

               /s/ WILLIAM F. WALLACE                  Director                         March 19, 2001
-----------------------------------------------------
                 William F. Wallace

                /s/ ROBERT P. PEEBLER                  Director                         March 19, 2001
-----------------------------------------------------
                  Robert P. Peebler

                  /s/ SAM K. SMITH                     Director                         March 19, 2001
-----------------------------------------------------
                    Sam K. Smith

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Input/Output, Inc. and Subsidiaries:
  Independent Auditors' Report..............................  F-2
  Consolidated Balance Sheets
     December 31, 2000, May 31, 2000 and 1999...............  F-3
  Consolidated Statements of Operations
     Seven months ended December 31, 2000 and Years ended
     May 31, 2000, 1999 and 1998............................  F-4
  Consolidated Statements of Stockholders' Equity and
     Comprehensive Loss
     Seven months ended December 31, 2000 and Years ended
     May 31, 2000, 1999 and 1998............................  F-5
  Consolidated Statements of Cash Flows
     Seven months ended December 31, 2000 and Years ended
     May 31, 2000, 1999 and 1998............................  F-6
  Notes to Consolidated Financial Statements................  F-7
  Schedule II -- Valuation and Qualifying Accounts..........  F-27

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
Stockholders of Input/Output, Inc.:

     We have audited the consolidated balance sheets of Input/Output, Inc. and subsidiaries as of December 31, 2000, and May 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows for the seven-month period ended December 31, 2000, and each of the years in the three-year period ended May 31, 2000. We have also audited the financial statement schedule for the seven-month period ended December 31, 2000, and each of the years in the three-year period ended May 31, 2000 as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Input/Output, Inc. and subsidiaries as of December 31, 2000, and May 31, 2000 and 1999, and the results of their operations and their cash flows for the seven-month period ended December 31, 2000 and each of the years in the three-year period ended May 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                          KPMG LLP

Houston, Texas
February 1, 2001

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  MAY 31,
                                                             DECEMBER 31,   -------------------
                                                                 2000         2000       1999
                                                             ------------   --------   --------
                                            ASSETS

Current assets:
  Cash and cash equivalents................................    $ 92,376     $ 99,210   $ 71,309
  Restricted cash..........................................       1,115        1,006      3,831
  Accounts receivable, net.................................      30,920       24,944     21,617
  Current portion trade notes receivable, net..............       7,889       12,224     21,907
  Income taxes receivable..................................          --          705     15,000
  Inventories..............................................      67,646       69,185     95,825
  Deferred income tax asset................................      12,081       13,459     27,568
  Prepaid expenses.........................................       2,217        1,274      1,495
                                                               --------     --------   --------
          Total current assets.............................     214,244      222,007    258,552
Long-term trade notes receivable...........................       6,150        6,013     17,616
Deferred income tax asset..................................      42,771       41,393     18,739
Property, plant and equipment, net.........................      51,267       58,419     62,979
Goodwill, net..............................................      47,098       49,256     87,558
Other assets, net..........................................       4,103        4,681      6,304
                                                               --------     --------   --------
          Total assets.....................................    $365,633     $381,769   $451,748
                                                               ========     ========   ========

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable.........................................    $  8,283     $  8,011   $ 10,526
  Current maturities of long-term debt.....................       1,207        1,154      1,067
  Accrued expenses.........................................      23,388       29,430     33,347
                                                               --------     --------   --------
          Total current liabilities........................      32,878       38,595     44,940
Long-term debt, net of current maturities..................       7,077        7,886      8,947
Other long-term liabilities................................         275          273        887
Stockholders' equity:
Cumulative convertible preferred stock, $.01 par value;
  authorized 5,000,000 shares; issued and outstanding
  55,000 shares at December 31, 2000 and May 31, 2000 and
  40,000 shares at May 31, 1999 (liquidation value of $55
  million at December 31, 2000)............................           1            1         --
Common stock, $.01 par value; authorized 100,000,000
  shares; outstanding 50,936,420 shares at December 31,
  2000, 50,744,180 shares at May 31, 2000 and 50,663,358
  shares at May 31, 1999...................................         512          510        507
Additional paid-in capital.................................     352,294      348,743    327,845
Retained earnings (deficit)................................     (19,422)      (6,065)    72,455
Accumulated other comprehensive loss.......................      (5,353)      (5,427)    (3,549)
Treasury stock, at cost, 243,500 shares at December 31,
  2000, 232,500 shares at May 31, 2000 and 0 shares at May
  31, 1999.................................................      (1,737)      (1,651)        --
Unamortized restricted stock compensation..................        (892)      (1,096)      (284)
                                                               --------     --------   --------
          Total stockholders' equity.......................     325,403      335,015    396,974
                                                               --------     --------   --------
          Total liabilities and stockholders' equity.......    $365,633     $381,769   $451,748
                                                               ========     ========   ========

          See accompanying notes to consolidated financial statements.

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                              SEVEN MONTHS
                                                 ENDED                 YEARS ENDED MAY 31,
                                              DECEMBER 31,   ---------------------------------------
                                                  2000          2000          1999          1998
                                              ------------   -----------   -----------   -----------
Net sales...................................  $    78,317    $   121,454   $   197,415   $   385,861
Cost of sales...............................       58,554        106,642       205,215       226,514
                                              -----------    -----------   -----------   -----------
          Gross profit (loss)...............       19,763         14,812        (7,800)      159,347
Operating expenses:
  Research and development..................       16,051         28,625        42,782        32,957
  Marketing and sales.......................        5,934         10,284        14,193        14,646
  General and administrative................        8,127         21,885        80,932        28,295
  Amortization and impairment of
     intangibles............................        2,757         39,488        16,247         6,008
                                              -----------    -----------   -----------   -----------
          Total operating expenses..........       32,869        100,282       154,154        81,906
                                              -----------    -----------   -----------   -----------
Earnings (loss) from operations.............      (13,106)       (85,470)     (161,954)       77,441
Interest expense............................         (627)          (826)         (897)       (1,081)
Interest income.............................        4,583          4,930         7,981         7,517
Other income (expense)......................          176          1,306          (370)         (202)
                                              -----------    -----------   -----------   -----------
Earnings (loss) before income taxes.........       (8,974)       (80,060)     (155,240)       83,675
Income tax (benefit) expense................        1,332         (6,097)      (49,677)       26,776
                                              -----------    -----------   -----------   -----------
Net earnings (loss).........................      (10,306)       (73,963)     (105,563)       56,899
Preferred dividend..........................        3,051          4,557            --            --
                                              -----------    -----------   -----------   -----------
Net earnings (loss) applicable to common
  shares....................................  $   (13,357)   $   (78,520)  $  (105,563)  $    56,899
                                              ===========    ===========   ===========   ===========
Basic earnings (loss) per common share......  $     (0.26)   $     (1.55)  $     (2.17)  $      1.29
                                              ===========    ===========   ===========   ===========
Weighted average number of common shares
  outstanding...............................   50,840,256     50,716,378    48,540,143    43,962,349
Diluted earnings (loss) per common share....  $     (0.26)   $     (1.55)  $     (2.17)  $      1.28
                                              ===========    ===========   ===========   ===========
Weighted average number of diluted common
  shares outstanding........................   50,840,256     50,716,378    48,540,143    44,430,109
                                              ===========    ===========   ===========   ===========

          See accompanying notes to consolidated financial statements.

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS SEVEN MONTHS ENDED DECEMBER 31, 2000 AND YEARS ENDED MAY 31, 2000, 1999 AND 1998

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                          ACCUMULATED
                                          COMMON STOCK       PREFERRED STOCK    ADDITIONAL   RETAINED        OTHER
                                       -------------------   ----------------    PAID-IN     EARNINGS    COMPREHENSIVE   TREASURY
                                         SHARES     AMOUNT   SHARES    AMOUNT    CAPITAL     (DEFICIT)       LOSS         STOCK
                                       ----------   ------   -------   ------   ----------   ---------   -------------   --------
Balance at May 31, 1997..............  43,280,851    $433         --    $--      $218,973    $ 121,119      $(1,676)     $    --
Comprehensive earnings:
Net earnings.........................          --      --         --     --            --       56,899           --           --
Other comprehensive earnings (loss):
Translation adjustment...............          --      --         --     --            --           --         (390)          --
Equity reduction for Outside
  Directors Retirement Plan..........          --      --         --     --            --           --         (130)          --
Total comprehensive earnings.........
Amortization of restricted stock
  compensation.......................          --      --         --     --            --           --           --           --
Issuance of restricted stock
  awards.............................      53,000       1         --     --         1,572           --           --           --
Issuance of stock in conjunction with
  business acquisition...............     320,555       3         --     --         6,372           --           --           --
Exercise of stock options and related
  tax benefits.......................     866,683       8         --     --        12,858           --           --           --
Issuance of stock for the Employee
  Stock Purchase Plan................      63,545       1         --     --           971           --           --           --
                                       ----------    ----    -------    ---      --------    ---------      -------      -------
Balance at May 31, 1998..............  44,584,634     446         --     --       240,746      178,018       (2,196)          --
Comprehensive loss:
Net loss.............................          --      --         --     --            --     (105,563)          --           --
Other comprehensive loss:
Translation adjustment...............          --      --         --     --            --           --       (1,046)          --
Equity reduction for Outside
  Directors Retirement Plan..........          --      --         --     --            --           --         (307)          --
Total comprehensive loss.............
Amortization of restricted stock
  compensation.......................          --      --         --     --            --           --           --           --
Issuance of restricted stock
  awards.............................      42,500      --         --     --           329           --           --           --
Issuance of stock in conjunction with
  business acquisition...............   5,794,000      58         --     --        45,715           --           --           --
Preferred stock offering.............          --      --     40,000     --        39,452           --           --           --
Exercise of stock options and related
  tax benefits.......................      64,944       1         --     --           157           --           --           --
Issuance of stock for the Employee
  Stock Purchase Plan................     177,280       2         --     --         1,059           --           --           --
Stock compensation expense...........          --      --         --     --           387           --           --           --
                                       ----------    ----    -------    ---      --------    ---------      -------      -------
Balance at May 31, 1999..............  50,663,358     507     40,000     --       327,845       72,455       (3,549)          --
Comprehensive loss:
Net loss.............................          --      --         --     --            --      (73,963)          --           --
Other comprehensive earnings (loss):
Translation adjustment...............          --      --         --     --            --           --       (1,920)          --
Equity adjustment for Outside
  Directors Retirement Plan..........          --      --         --     --            --           --           42           --
Total comprehensive loss.............
Amortization of restricted stock
  compensation.......................          --      --         --     --            --           --           --           --
Issuance of restricted stock award...     133,000       1         --     --         1,028           --           --           --
Cancelation of restricted stock
  awards.............................     (25,000)     --         --     --          (193)          --           --           --
Purchase treasury stock..............    (250,000)     --         --     --            --           --           --       (1,794)
Reissue treasury stock...............      17,500      --         --     --           (43)          --           --          143
Preferred stock offering.............          --      --     15,000      1        14,794           --           --           --
Preferred dividend...................          --      --         --     --         4,011       (4,557)          --           --
Exercise of stock options and related
  tax benefits.......................       8,473      --         --     --           136           --           --           --
Issuance of stock for the Employee
  Stock Purchase Plan................     196,849       2         --     --           972           --           --           --
Stock compensation expense...........          --      --         --     --           193           --           --           --
                                       ----------    ----    -------    ---      --------    ---------      -------      -------
Balance at May 31, 2000..............  50,744,180     510     55,000      1       348,743       (6,065)      (5,427)      (1,651)
Comprehensive loss:
Net loss.............................          --      --         --     --            --      (10,306)          --           --
Other comprehensive earnings (loss):
Translation adjustment...............          --      --         --     --            --           --           74           --
Total comprehensive loss.............
Amortization of restricted stock
  compensation.......................          --      --         --     --            --           --           --           --
Purchase treasury stock..............     (11,000)     --         --     --            --           --           --          (86)
Preferred dividend...................          --      --         --     --         2,730       (3,051)          --           --
Exercise of stock options and related
  tax benefits.......................      97,500       1         --     --           395           --           --           --
Issuance of stock for the Employee
  Stock Purchase Plan................     105,740       1         --     --           426           --           --           --
                                       ----------    ----    -------    ---      --------    ---------      -------      -------
Balance at December 31, 2000.........  50,936,420    $512     55,000    $ 1      $352,294    $ (19,422)     $(5,353)     $(1,737)
                                       ==========    ====    =======    ===      ========    =========      =======      =======


                                         UNAMORTIZED          TOTAL
                                       RESTRICTED STOCK   STOCKHOLDERS'
                                         COMPENSATION        EQUITY
                                       ----------------   -------------
Balance at May 31, 1997..............      $  (235)         $ 338,614
Comprehensive earnings:
Net earnings.........................           --             56,899
Other comprehensive earnings (loss):
Translation adjustment...............           --               (390)
Equity reduction for Outside
  Directors Retirement Plan..........           --               (130)
                                                            ---------
Total comprehensive earnings.........                          56,379
Amortization of restricted stock
  compensation.......................          494                494
Issuance of restricted stock
  awards.............................       (1,573)                --
Issuance of stock in conjunction with
  business acquisition...............           --              6,375
Exercise of stock options and related
  tax benefits.......................           --             12,866
Issuance of stock for the Employee
  Stock Purchase Plan................           --                972
                                           -------          ---------
Balance at May 31, 1998..............       (1,314)           415,700
Comprehensive loss:
Net loss.............................           --           (105,563)
Other comprehensive loss:
Translation adjustment...............           --             (1,046)
Equity reduction for Outside
  Directors Retirement Plan..........           --               (307)
                                                            ---------
Total comprehensive loss.............                        (106,916)
Amortization of restricted stock
  compensation.......................        1,359              1,359
Issuance of restricted stock
  awards.............................         (329)                --
Issuance of stock in conjunction with
  business acquisition...............           --             45,773
Preferred stock offering.............           --             39,452
Exercise of stock options and related
  tax benefits.......................           --                158
Issuance of stock for the Employee
  Stock Purchase Plan................           --              1,061
Stock compensation expense...........           --                387
                                           -------          ---------
Balance at May 31, 1999..............         (284)           396,974
Comprehensive loss:
Net loss.............................           --            (73,963)
Other comprehensive earnings (loss):
Translation adjustment...............           --             (1,920)
Equity adjustment for Outside
  Directors Retirement Plan..........           --                 42
                                                            ---------
Total comprehensive loss.............                         (75,841)
Amortization of restricted stock
  compensation.......................           24                 24
Issuance of restricted stock award...       (1,029)                --
Cancelation of restricted stock
  awards.............................          193                 --
Purchase treasury stock..............           --             (1,794)
Reissue treasury stock...............           --                100
Preferred stock offering.............           --             14,795
Preferred dividend...................           --               (546)
Exercise of stock options and related
  tax benefits.......................           --                136
Issuance of stock for the Employee
  Stock Purchase Plan................           --                974
Stock compensation expense...........           --                193
                                           -------          ---------
Balance at May 31, 2000..............       (1,096)           335,015
Comprehensive loss:
Net loss.............................           --            (10,306)
Other comprehensive earnings (loss):
Translation adjustment...............           --                 74
                                                            ---------
Total comprehensive loss.............                         (10,232)
Amortization of restricted stock
  compensation.......................          204                204
Purchase treasury stock..............           --                (86)
Preferred dividend...................           --               (321)
Exercise of stock options and related
  tax benefits.......................           --                396
Issuance of stock for the Employee
  Stock Purchase Plan................           --                427
                                           -------          ---------
Balance at December 31, 2000.........      $  (892)         $ 325,403
                                           =======          =========

          See accompanying notes to consolidated financial statements.

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                  SEVEN MONTHS
                                                     ENDED             YEARS ENDED MAY 31,
                                                  DECEMBER 31,   -------------------------------
                                                      2000         2000       1999        1998
                                                  ------------   --------   ---------   --------
Cash flows from operating activities:
  Net earnings (loss)...........................    $(10,306)    $(73,963)  $(105,563)  $ 56,899
  Depreciation and amortization.................      11,448       22,835      20,776     16,816
  Impairment of intangibles and other assets....          --       31,596       8,495         --
  Amortization of restricted stock and other
     stock compensation.........................         204          317       1,746        494
  Deferred income tax (benefit) expense.........          --       (8,545)    (43,691)       201
  Bad debt expense (collections) and loan
     losses.....................................      (1,437)     (17,106)     43,683      4,050
  Loss on disposal or impairment of fixed assets
     and lease equipment........................       1,129        1,219       6,573      5,679
  Accounts and notes receivable.................        (341)      22,790      46,731    (26,201)
  Inventories...................................       1,539       29,457      38,149    (13,360)
  Accounts payable and accrued expenses.........      (6,487)      (5,530)    (13,684)    20,456
  Income taxes payable/receivable...............       1,420       14,295     (23,139)    10,696
  Other assets and liabilities..................        (900)       1,006      (4,912)      (630)
                                                    --------     --------   ---------   --------
          Net cash (used in) provided by
            operating activities................      (3,731)      18,371     (24,836)    75,100
                                                    --------     --------   ---------   --------
Cash flows from investing activities:
  Purchase of property, plant and equipment.....      (2,837)      (3,077)     (9,326)    (6,960)
  Business acquisition, net of cash acquired....          --           --      (6,303)   (10,845)
  Investments in other assets...................          --           --          --       (446)
                                                    --------     --------   ---------   --------
          Net cash used in investing
            activities..........................      (2,837)      (3,077)    (15,629)   (18,251)
                                                    --------     --------   ---------   --------
Cash flows from financing activities:
  Payments on long-term debt....................        (756)        (974)       (983)      (915)
  Payments of preferred dividends...............        (321)        (454)         --         --
  Purchase of treasury stock....................         (86)      (1,794)         --         --
  Proceeds from exercise of stock options.......         396          136         158     12,866
  Proceeds from issuance of common stock........         427          974       1,061        972
  Net proceeds from preferred stock offering....          --       14,795      39,452         --
                                                    --------     --------   ---------   --------
          Net cash (used in) provided by
            financing activities................        (340)      12,683      39,688     12,923
                                                    --------     --------   ---------   --------
  Effect of change in foreign currency exchange
     rates on cash and cash equivalents.........          74          (76)       (189)       (70)
                                                    --------     --------   ---------   --------
  Net increase (decrease) in cash and cash
     equivalents................................      (6,834)      27,901        (966)    69,702
  Cash and cash equivalents at beginning of
     period.....................................      99,210       71,309      72,275      2,573
                                                    --------     --------   ---------   --------
  Cash and cash equivalents at end of period....    $ 92,376     $ 99,210   $  71,309   $ 72,275
                                                    ========     ========   =========   ========

          See accompanying notes to consolidated financial statements

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     General Description and Principles of Consolidation. Input/Output, Inc. and its wholly-owned subsidiaries design, manufacture and market seismic data acquisition systems and related seismic equipment for the oil and gas exploration and production industry worldwide. The consolidated financial statements include the accounts of Input/Output, Inc. and its wholly-owned subsidiaries (collectively referred to as the "Company"). Significant intercompany balances and transactions have been eliminated.

     Fiscal Year Change. In September 2000, the Company's Board of Directors approved the Company's changing of its fiscal year-end to December 31 of each year. The consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows for the period from June 1, 2000 to December 31, 2000 represent a transition period of seven months.

     The following is a comparative summary of the condensed and consolidated operating results for the seven month periods ended December 31, 2000 and December 31, 1999 (in thousands, except per share amounts).

                                                                SEVEN MONTHS ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                                2000         1999
                                                              ---------   -----------
                                                                          (UNAUDITED)
                                                                          -----------
Net sales...................................................  $ 78,317     $ 62,244
Cost of sales...............................................    58,554       47,703
                                                              --------     --------
Gross profit................................................    19,763       14,541
Operating expenses
  Research and development..................................    16,051       16,590
  Marketing and sales.......................................     5,934        5,713
  General and administrative................................     8,127       12,396
  Amortization and impairment of intangibles................     2,757        4,471
                                                              --------     --------
Loss from operations........................................   (13,106)     (24,629)
Interest expense............................................      (627)        (480)
Interest and other income...................................     4,759        2,767
Income taxes expense (benefit)..............................     1,332       (6,702)
Preferred dividend..........................................     3,051        2,608
                                                              --------     --------
Net loss applicable to common shares........................  $(13,357)    $(18,248)
                                                              ========     ========
Net loss per common share
  Basic.....................................................  $  (0.26)    $  (0.31)
                                                              ========     ========
  Diluted...................................................  $  (0.26)    $  (0.31)
                                                              ========     ========

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are made at discrete points in time based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined with exact precision. Areas involving significant estimates include, but are not limited to, accounts and notes receivable, inventory, deferred taxes, and accrued warranty costs. Actual results could differ from those estimates.

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES

     Cash and Cash Equivalents. The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. At December 31, 2000, there was approximately $1.1 million of restricted cash used to secure standby and commercial letters of credit.

     Accounts and Notes Receivable. Accounts and trade notes receivable are recorded at cost, less the related allowance for doubtful accounts and loan loss. The Company considers current information and events regarding the customers' ability to repay obligations, and considers an account or note to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms. When an account or note is considered impaired, the amount of the impairment is measured based on the present value of expected future cash flows or the fair value of collateral. Impairment losses (recoveries) are included in the allowance for doubtful accounts and for loan loss through an increase (decrease) in bad debt expense. Trade notes receivable are generally secured by the products sold, bear interest at contractual rates up to 13% and are due at various dates through 2004. Cash receipts on impaired notes are applied to reduce the principal amount of such notes until the principal has been recovered and are recognized as interest income thereafter.

     Inventories. Inventories are stated at the lower of cost (primarily first-in, first-out) or market.

     Property, Plant and Equipment. Property, plant and equipment are stated at cost. Depreciation expense is provided straight-line over the following estimated useful lives:

                                                               YEARS
                                                               -----
Machinery and equipment.....................................    5-8
Buildings...................................................     25
Leased equipment and other..................................   3-10

     Expenditures for renewals and betterments are capitalized; repairs and maintenance are charged to expense as incurred. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and any gain or loss is reflected in operations.

     Goodwill and Other Intangible Assets. Goodwill results from business acquisitions and represents the excess of acquisition costs over the fair value of the net assets of businesses acquired. Goodwill and other intangibles are amortized on a straight-line basis over 5 to 20 years.

     Goodwill and other long-lived assets are reviewed for impairment whenever an event or change in circumstances indicates that the carrying amount of the assets may not be recoverable. The impairment review includes comparison of future cash flows expected to be generated by the Company's operations with the carrying value of goodwill and other long-lived assets. If the carrying value of such assets exceeds the expected undiscounted future cash flows, an impairment loss is recognized to the extent the carrying amount of the assets exceeds their fair values which is calculated using the discounted cash flows.

     Research and Development. Research and development costs are expensed as incurred.

     Revenue Recognition and Product Warranty. Revenue is primarily derived from the sale of data acquisition systems and related equipment. Revenue is recognized when products are shipped and risk of loss has passed to the customer. The Company warrants that all manufactured equipment will be free from defects in workmanship, material and parts. Warranty periods range from 90 days to three years from the date of original purchase, depending on the product. The Company provides for estimated warranty as a charge to cost of sales at time of sale.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES

Company has adopted SAB No. 101 effective June 1, 2000, which has not had a material impact on the consolidated financial position or results of operations.

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

     Comprehensive Earnings (Loss). The Statement of Financial Accounting Standards ("SFAS") No. 130 Reporting Comprehensive Income, establishes standards for reporting and presentation of comprehensive earnings (loss) and its components. Comprehensive earnings (loss), consisting of net earnings (loss), foreign currency translation adjustment and minimum pension liabilities is presented in the consolidated statements of stockholders' equity and comprehensive loss. SFAS No. 130 does not significantly affect the financial position or results of operations of the Company. The balance in accumulated other comprehensive loss consists primarily of foreign currency translation adjustments.

     Earnings (Loss) Per Common Share. Basic earnings (loss) per share is computed by dividing net earnings (loss) applicable to common stock by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined on the assumption that outstanding dilutive stock options and other common stock equivalents have been exercised and the aggregate proceeds as defined were used to reacquire common stock using the average price of such common stock for the period.

     The following table summarizes the calculation of weighted average number of common shares and weighted average number of diluted common shares outstanding for purposes of the computation of basic earnings (loss) per common share and diluted earnings (loss) per common share (in thousands, except share and per share amounts):

                                   SEVEN MONTHS
                                      ENDED                 YEARS ENDED MAY 31,
                                   DECEMBER 31,   ---------------------------------------
                                       2000          2000          1999          1998
                                   ------------   -----------   -----------   -----------
Net earnings (loss) applicable to
  common stock...................  $   (13,357)   $   (78,520)  $  (105,563)  $    56,899
                                   ===========    ===========   ===========   ===========
Weighted average number of common
  shares outstanding.............   50,840,256     50,716,378    48,540,143    43,962,349
Stock options....................           --             --            --       467,760
                                   -----------    -----------   -----------   -----------
Weighted average number of
  diluted common shares
  outstanding....................   50,840,256     50,716,378    48,540,143    44,430,109
                                   ===========    ===========   ===========   ===========
Basic earnings (loss) per common
  share..........................  $     (0.26)   $     (1.55)  $     (2.17)  $      1.29
                                   ===========    ===========   ===========   ===========
Diluted earnings (loss) per
  common share...................  $     (0.26)   $     (1.55)  $     (2.17)  $      1.28
                                   ===========    ===========   ===========   ===========

     At December 31, 2000 and May 31, 2000, 1999 and 1998, 4,778,478, 5,238,352,
4,550,463 and 1,480,303 respectively, of shares subject to stock options were considered anti-dilutive and not included in the calculation of diluted earnings
(loss) per common share. In addition, the convertible preferred stock has not

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES
been considered in the computation of diluted loss per common share because the effect would be anti-dilutive. See Note 8.

     Foreign Currency Gains and Losses. The foreign-owned assets and liabilities of the Company have been translated to U.S. dollars using the exchange rate in effect at the balance sheet date. Results of foreign operations have been translated using the average exchange rate during the periods of operation. Resulting translation adjustments have been recorded as a component of "Accumulated Other Comprehensive Loss" in the Consolidated Statements of Stockholders' Equity and Comprehensive Loss. Foreign currency transaction gains and losses are included in the Consolidated Statements of Operations as they occur.

     Conditions Affecting Ongoing Operations. The Company's current business and operations are substantially dependent upon conditions in the oil and gas industry and, specifically, the exploration and production expenditures of oil and gas companies. The demand for seismic equipment is influenced by oil and gas prices, expectations about future prices, supply of seismic data and equipment in the market place, the cost of producing and delivering oil and gas, government regulations and local and international political and economic conditions. There can be no assurance that current levels of exploration and production expenditures of oil and gas companies will be maintained or that demand for the Company's products will reflect the level of such activities.

     Credit Risk. Sales outside the United States have historically accounted for a significant part of our net sales. Foreign sales are subject to special risks inherent in doing business outside of the United States, including the risk of war, civil disturbances, embargo and government activities, which may disrupt markets and affect operating results.

     Demand for products from customers in developing countries is difficult to predict and can fluctuate significantly from year to year. These changes in demand result primarily from the instability of economies and governments in certain developing countries, changes in internal laws and policies affecting trade and investment, and because those markets are only beginning to adopt new technologies and establish purchasing practices. These risks may adversely affect future operating results and financial position. In addition, sales to customers in developing countries on extended terms can present heightened credit risks.

     Stock-Based Compensation. SFAS No. 123, Accounting for Stock-Based Compensation allows a company to adopt a fair value based method of accounting for its stock-based compensation plans, or to continue to follow the intrinsic value method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25 Accounting for Stock Issued to Employees. The Company has elected to continue to follow APB Opinion No. 25. If the Company had adopted SFAS No. 123, net earnings (loss), basic earnings (loss) per share and diluted earnings (loss) per share for the periods presented would have been reduced (increased) as discussed in Note 8.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock
Compensation: an Interpretation of APB Opinion No. 25. Among other issues, Interpretation No. 44 clarifies the application of Accounting Principles Board Opinion ("APB") No. 25 regarding (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock options in a business combination. The provisions of Interpretation No. 44 were applied on a prospective basis effective July 1, 2000, and has not had a material impact on the consolidated financial position or results of operations.

     Reclassification. Certain amounts previously reported in the consolidated financial statements have been reclassified to conform to the current year presentation.

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES

     New Accounting Pronouncements. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by SFAS No. 137 and SFAS No. 138, was issued in June 1998. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The Company has adopted SFAS No. 133 beginning January 1, 2001 and does not expect the adoption of SFAS No. 133 to have a material effect on the financial condition or results of operation.

(2) SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental disclosure of cash flow information is as follows (in thousands):

                                             SEVEN MONTHS
                                                ENDED           YEARS ENDED MAY 31,
                                             DECEMBER 31,   ----------------------------
                                                 2000         2000      1999      1998
                                             ------------   --------   -------   -------
Cash paid (received) during the period for:
  Interest.................................     $  627      $    826   $   897   $ 1,130
  Income taxes.............................        642       (13,396)   16,966     9,968
Unamortized restricted stock
  compensation.............................         --        (1,029)     (329)   (1,573)
Dividends on preferred stocks..............      2,730         4,011        --        --
Repossession of equipment due to customers'
  default on trade notes receivable:
  Decrease in trade notes receivable.......         --        (8,464)       --        --
  Increase in property, plant and
     equipment.............................         --         4,893        --        --
  Increase in inventories..................         --         3,571        --        --
Issuance of note receivable in connection
  with sale of other assets:
  Long-term trade notes receivable.........         --            --     5,387        --
  Other assets.............................         --            --    (5,387)       --
Issuance of common stock in connection with
  business acquisitions....................         --            --    49,386     6,695

(3) PROPERTY, PLANT AND EQUIPMENT

     A summary of property, plant and equipment is as follows (in thousands):

                                                                          MAY 31,
                                                     DECEMBER 31,   -------------------
                                                         2000         2000       1999
                                                     ------------   --------   --------
Land...............................................    $  2,769     $  2,782   $  3,279
Buildings..........................................      26,565       26,413     27,277
Machinery and equipment............................      60,178       65,450     68,590
Leased equipment...................................      14,206       12,219      1,707
Other..............................................       6,100        5,615      2,443
                                                       --------     --------   --------
                                                        109,818      112,479    103,296
Less accumulated depreciation......................      58,551       54,060     40,317
                                                       --------     --------   --------
                                                       $ 51,267     $ 58,419   $ 62,979
                                                       ========     ========   ========

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES

(4) ACCRUED EXPENSES

     A summary of accrued expenses is as follows (in thousands):

                                                                           MAY 31,
                                                       DECEMBER 31,   -----------------
                                                           2000        2000      1999
                                                       ------------   -------   -------
Compensation, including compensation-related taxes,
  commissions and severance..........................    $ 3,970      $ 6,321   $10,779
Warranty.............................................      6,302        6,470    13,875
Accrued legal settlement.............................         --        5,000        --
Taxes payable........................................      4,634        4,226       976
Other................................................      8,482        7,413     7,717
                                                         -------      -------   -------
                                                         $23,388      $29,430   $33,347
                                                         =======      =======   =======

(5) LONG-TERM DEBT

     In August, 1996, the Company obtained a $12.5 million, ten-year term loan secured by certain land and buildings. The term loan bears interest at a fixed rate of 7.875% per annum and is repayable in equal monthly installments of principal and interest of $151,439. The total installment payments for principal and interest in each of the next five years will be $1.8 million, with a balance thereafter of $1.2 million. The term loan provides for penalties for pre-payment prior to maturity.

(6) INVENTORIES

     A summary of inventories is as follows (in thousands):

                                                                           MAY 31,
                                                       DECEMBER 31,   -----------------
                                                           2000        2000      1999
                                                       ------------   -------   -------
Raw materials........................................    $39,988      $43,110   $49,856
Work-in-process......................................      6,774        6,559     8,863
Finished goods.......................................     20,884       19,516    37,106
                                                         -------      -------   -------
                                                         $67,646      $69,185   $95,825
                                                         =======      =======   =======

(7) ACCOUNTS AND TRADE NOTES RECEIVABLE

     A summary of accounts receivable is as follows (in thousands):

                                                                           MAY 31,
                                                       DECEMBER 31,   -----------------
                                                           2000        2000      1999
                                                       ------------   -------   -------
Accounts receivable, principally trade...............    $32,491      $26,510    42,533
Less allowance for doubtful accounts.................     (1,571)      (1,566)  (20,916)
                                                         -------      -------   -------
Accounts receivable, net.............................    $30,920      $24,944    21,617
                                                         =======      =======   =======

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES

     The recorded investment in trade notes receivable for which an allowance for loan loss has been recognized was $14.0 million at December 31, 2000. A summary of trade notes receivable and allowance for loan-loss is as follows (in thousands):

                                                                          MAY 31,
                                                     DECEMBER 31,   -------------------
                                                         2000         2000       1999
                                                     ------------   --------   --------
Trade notes receivable.............................    $ 24,986     $ 31,955   $ 68,301
Less allowance for loan loss.......................     (10,947)     (13,718)   (28,778)
                                                       --------     --------   --------
Trade notes receivable, net........................      14,039       18,237     39,523
Less current portion trade notes receivable, net...       7,889       12,224     21,907
                                                       --------     --------   --------
Long-term trade notes receivable...................    $  6,150     $  6,013   $ 17,616
                                                       ========     ========   ========

     The activity in the allowance for loan loss is as follows (in thousands):

                                               SEVEN MONTHS
                                                  ENDED                MAY 31,
                                               DECEMBER 31,   --------------------------
                                                   2000        2000      1999      1998
                                               ------------   -------   -------   ------
Balance at beginning of period...............    $13,718      $28,778   $ 3,954   $7,078
Additions charged to bad debt expenses.......      1,305        7,057    25,903    2,280
Recoveries reducing bad debt expenses........     (2,796)     (23,558)       --       --
Write-downs charged against the allowance....     (1,280)     (10,799)   (1,079)  (5,404)
Reclassification of trade account
  receivable.................................         --       12,240        --       --
                                                 -------      -------   -------   ------
Balance at end of period.....................    $10,947      $13,718   $28,778   $3,954
                                                 =======      =======   =======   ======

     Recoveries for the seven months ended December 31, 2000 include $2.8 million of various recoveries of previously non-performing trade notes receivable. Recoveries for the year ended May 31, 2000 include $10.2 million attributable to a more favorable than anticipated resolution of a customer's bankruptcy settlement, $8.5 million of recoveries in the form of repossessed equipment and inventories and $4.9 million of various recoveries of previously non-performing trade notes receivable.

(8) STOCKHOLDERS' EQUITY

     Series B and Series C Preferred Stock. In May, 1999, SCF-IV, L.P., a Delaware limited partnership ("SCF-IV"), purchased, in a privately negotiated transaction, 40,000 shares of Series B Preferred Stock, par value $0.01 per share (the "Series B Preferred Stock"). The purchase price paid for the Series B Preferred Stock was $1,000 per share, resulting in net proceeds of approximately $39.5 million.

     In August 1999, SCF-IV exercised its option to purchase 15,000 shares of Series C Preferred Stock, par value $0.01 per share (the "Series C Preferred Stock"). The option to purchase Series C Preferred Stock was granted to SCF-IV by the Company in connection with SCF-IV's purchase of 40,000 shares of Series B Preferred Stock in May 1999. The purchase price paid for the Series C Preferred Stock was $1,000 per share, resulting in net proceeds of approximately $14.8 million.

     The net cash proceeds of Series B and Series C Preferred Stock were used to fund research and development projects, to provide additional working capital and for general corporate purposes. The issuance of the Series B and Series C Preferred Stock and the underlying shares of common stock were exempt from the registration requirements of Section 5 of the Securities Act of 1933 in accordance with Section 4(2) of that Act. Series C Preferred Stock has substantially the same terms and conditions as Series B Preferred Stock, except the fixed conversion price for the Series C Preferred Stock is $8.50 per share, compared to $8.00 per share for the Series B Preferred Stock.

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES

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

     The Series B and C Preferred Stock are convertible, at the holder's option (the "Initial Conversion Date"), after the first to occur of any of the following: (i) May 7, 2002, (ii) the approval by the Board of Directors of an agreement relating to a Business Combination (as defined), (iii) the approval or recommendation by the Board of Directors for a tender offer for common stock, or
(iv) the redemption, repurchase or reacquisition by the Company of rights issued pursuant to its Stockholder Rights Plan or any waiver of the application of Stockholder Rights Plan to any beneficial owner other than SCF-IV or its affiliates (except as approved by SCF-IV's representative on the Board of Directors). After the Initial Conversion Date and prior to the Mandatory Conversion Date, the holders of Series B and C Preferred Stock will be entitled to convert their shares into a number of fully paid and nonassessable shares of common stock per share equal to, at the option of the holder, one of, or if not specified by the holder, at the greater of, the following (such amount being referred to as the "Conversion Ratio Amount"): (a) the quotient of $1,000 (plus any accrued and unpaid dividends through the record date for determining stockholders entitled to vote) divided by the fixed conversion price (as adjusted from time to time in accordance with certain anti-dilution provisions) or (b) the quotient of $1,000 increased at a rate of eight percent per annum from August 17, 1999, compounded quarterly, less the amount of cash dividends actually paid through the applicable conversion date (the "Adjusted Stated Value"), divided by the average market price for our common stock during the ten trading day period prior to the date of conversion.

     In the event of a conversion of Series B and C Preferred Stock pursuant to which the Conversion Ratio is determined using clause (b) above, then, provided that full cumulative dividends have been paid or declared and set apart for payment upon all outstanding shares of Series B and C Preferred Stock for all past dividend periods, the Company may redeem for cash up to 50% (or such greater percentage as the holders shall agree) of the shares of Series B and C Preferred Stock submitted for conversion at a redemption price per share equal to the Adjusted Stated Value in lieu of conversion.

     Based on the terms of the Series B and C Preferred Stock, dividends are recognized as a charge to retained earnings at the rate of 8% per annum, compounded quarterly. Such preferred dividends reduce net earnings applicable to common stock accordingly. The Company is permitted to pay dividends on common stock as long as the Series B and C Preferred Stock dividends are current. At December 31, 2000 there was $6.7 million in cumulative deemed dividends provided on the Series B Preferred Stock and Series C Preferred Stock.

     Treasury Stock. In September 1999, the Company purchased 100,000 shares of common stock from a former officer for $0.8 million. In April 2000, the Company purchased in open market transactions 150,000 shares of common stock for an aggregate purchase price of $1.0 million. In July 2000, the Company announced authorization by its Board of Directors to repurchase an additional 1,000,000 shares of common stock in open market and privately negotiated transactions, with purchases to be made from time to time through May 31, 2001. Shares repurchased will be held by the Company as treasury stock and remain available for stock option and other equity compensation and benefit plans. 11,000 shares of common stock were repurchased by the Company in open market transactions during the seven months ended December 31, 2000, and at December 31, 2000, the Company owned 243,500 shares of treasury stock.

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES

     Stock Option Plans. The Company has adopted an employee stock option plan for eligible employees which provides for the granting of options to purchase a maximum of 9,700,000 shares of common stock. The Company has also adopted a directors stock option plan which provides for the granting of options to purchase a maximum of 700,000 shares of common stock by non-employee directors. At December 31, 2000, 2,410,072 and 583,500 shares remained available for these plans, respectively.

     Transactions under the stock option plans are summarized as follows:

                                    OPTION PRICE                               AVAILABLE
                                      PER SHARE      OUTSTANDING    VESTED     FOR GRANT
                                   ---------------   -----------   ---------   ----------
May 31, 1997.....................   $ 2.03- $29.63    3,074,525    1,060,825    2,744,600
Granted..........................    17.50-  30.38    2,606,168           --   (2,606,168)
Vested...........................       --                   --      918,593           --
Exercised........................     2.03-  21.13     (927,675)    (927,675)          --
Canceled/forfeited...............     2.03-  29.69     (584,772)          --      584,772
                                   ---------------   ----------    ---------   ----------
May 31, 1998.....................     2.03-  30.38    4,168,246    1,051,743      723,204
Increase in shares authorized....       --                   --           --    1,800,000
Granted..........................     6.38-  24.50    2,449,732           --   (2,449,732)
Vested...........................       --                   --      513,563           --
Exercised........................     2.03-  16.88      (39,700)     (39,700)          --
Canceled/forfeited...............     9.38-  30.38   (2,027,815)          --    2,027,815
                                   ---------------   ----------    ---------   ----------
May 31, 1999.....................     2.03-  30.00    4,550,463    1,525,606    2,101,287
Granted..........................     5.25-  10.00    1,975,790           --   (1,975,790)
Vested...........................       --                   --      750,707           --
Exercised........................     2.03-   8.19       (8,200)      (8,200)          --
Canceled/forfeited...............     3.50-  30.00   (1,279,701)     (47,165)   1,279,701
                                   ---------------   ----------    ---------   ----------
May 31, 2000.....................     2.03-  30.00    5,238,352    2,220,948    1,405,198
Increase in shares authorized....       --                   --           --    1,200,000
Granted..........................     7.69-   9.44      592,840           --     (592,840)
Vested...........................       --                   --      677,400           --
Exercised........................     2.03-   6.38      (71,500)     (71,500)          --
Canceled/forfeited...............     5.06-  29.82     (981,214)    (504,289)     981,214
                                   ---------------   ----------    ---------   ----------
December 31, 2000................   $ 2.03- $30.00    4,778,478    2,322,559    2,993,572
                                   ===============   ==========    =========   ==========

     Stock options outstanding at December 31, 2000 are summarized as follows:

                                      WEIGHTED
                                      AVERAGE                                      WEIGHTED
                                   EXERCISE PRICE     WEIGHTED                     AVERAGE
                                         OF            AVERAGE                  EXERCISE PRICE
 OPTION PRICE                       OUTSTANDING       REMAINING                   OF VESTED
   PER SHARE       OUTSTANDING        OPTIONS       CONTRACT LIFE    VESTED        OPTIONS
---------------   --------------   --------------   -------------   ---------   --------------
$ 2.03- $ 3.91.        68,375          $ 3.61            2.0           68,375       $ 3.61
  3.92-  10.00.     2,937,327            6.54            8.8          770,473         7.67
 10.01-  11.94.       134,000           11.83            3.6          134,000        11.83
 11.95-  24.63.     1,358,576           19.86            6.4        1,069,561        19.56
 24.64-  30.00.       280,200           29.54            6.2          280,150        29.54
---------------     ---------          ------            ---        ---------       ------
$ 2.03- $30.00.     4,778,478          $11.78            7.7        2,322,559       $15.91
===============     =========          ======            ===        =========       ======

     The Company has elected to continue to follow APB Opinion No. 25 to account for stock-based compensation plans; however, if the Company had adopted SFAS No. 123, net earnings (loss) applicable to

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES
common stock, basic earnings (loss) per share and diluted earnings (loss) per share for the seven months ended December 31, 2000 and years ended May 31, 2000, 1999 and 1998 would have been reduced (increased) as follows (in thousands, except per share amounts):

                                                                          YEARS ENDED MAY 31,
                             SEVEN MONTHS ENDED    -----------------------------------------------------------------
                              DECEMBER 31, 2000           2000                   1999                   1998
                             -------------------   -------------------   ---------------------   -------------------
                             REPORTED   PROFORMA   REPORTED   PROFORMA   REPORTED    PROFORMA    REPORTED   PROFORMA
                             --------   --------   --------   --------   ---------   ---------   --------   --------
Net earnings (loss)
  applicable to common
  stock....................  $(13,357)  ($20,365)  $(78,520)  $(74,926)  $(105,563)  $(112,186)  $56,899    $50,580
Basic earnings (loss) per
  common share.............  $  (0.26)   $(0.41)   $  (1.55)  $  (1.48)  $   (2.17)  $   (2.31)  $  1.29    $  1.15
Diluted earnings (loss) per
  common share.............  $  (0.26)   $(0.41)   $  (1.55)  $  (1.48)  $   (2.17)  $   (2.31)  $  1.28    $  1.14

     The weighted average fair value of options granted during the seven months ended December 31, 2000 and years ended May 31, 2000, 1999 and 1998 was $4.02, $3.06, $4.24, and $11.58, respectively. The fair value of each option was determined using the Black-Scholes option valuation model. The key input variables used in valuating the options were as follows: average risk-free interest rate based on 5-year Treasury bonds, an estimated option term of five years and expected stock price volatility of 49% during the Transition Period and 49%, 51% and 44% during the years ended May 31, 2000, 1999 and 1998, respectively.

     Restricted Stock Plans. In 1990, the Company adopted the Input/Output, Inc. 1990 Restricted Stock Plan which provides for the award of up to 1,200,000 shares of common stock to key officers and employees. Ownership of common stock will vest over a period of four years. The restriction is removed from 50% of the shares after two years, 25% in the third year and 25% in the fourth year. Shares awarded may not be sold, assigned, transferred, pledged or otherwise encumbered by the grantee during the vesting period. Except for these restrictions, the grantee of an award of shares has all the rights of a common stockholder, including the right to receive dividends and the right to vote such shares. In May 1999, a key employee with 53,000 unvested restricted shares resigned and as part of the employee's separation agreement, the Company removed all restrictions and vested all 53,000 shares effective immediately. All amortization of restricted stock related to such vested shares was recognized in fiscal year 1999. At December 31, 2000, there were no unvested restricted shares outstanding, and under terms of the plan, no further restricted stock can be granted.

     In January, 1998, the Company adopted the Input/Output, Inc. 1998 Restricted Stock Plan which provides for the award of up to 100,000 shares of common stock to key officers and employees. Ownership of the common stock will vest over a period as determined by the Company in its sole discretion. Shares awarded may not be sold, assigned, transferred, pledged or otherwise encumbered by the grantee during the vesting period. Except for these restrictions, the grantee of an award of shares has all the rights of a common stockholder, including the right to receive dividends and the right to vote such shares. At December 31, 2000, there were 27,500 unvested shares outstanding, 17,500 scheduled to vest 100% before December 31, 2001, and 10,000 scheduled to vest over a period of five years with restrictions removed from 33% of shares after three years, 33% of shares after four years and 33% of shares after five years. At December 31, 2000 there are 72,500 shares available for grant under this plan.

     In March, 2000 the Company adopted the Input/Output, Inc. 2000 Restricted Stock Plan which provides for the award of up to 200,000 shares of common stock to key employees. Ownership of the common stock will vest over a period as determined by the Company in its sole discretion. Shares awarded may not be sold, assigned, transferred, pledged or otherwise encumbered by the grantee during the vesting period. Except for these restrictions, the grantee of an award of shares has all the rights of a common stockholder, including the right to receive dividends and the right to vote such shares. At December 31, 2000, the Company had 123,000 unvested shares outstanding, which are scheduled to vest over a period of five years. The restriction is removed from 33% of the shares after three years, 33% after fours years, and 33% after five years.

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES

     The market value of shares of common stock granted under the restricted stock plans were recorded as unamortized restricted stock compensation and reported as a separate component of stockholders' equity. The restricted stock compensation is amortized over the vesting period.

     Employee Stock Purchase Plan. In April, 1997 the Company adopted the Employee Stock Purchase Plan which allows all eligible employees to authorize payroll deductions at a rate of 1% to 15% of base compensation for the purchase of our common stock. The purchase price of the common stock will be the lesser of 85% of the closing price on the first day of the applicable offering period (or most recently preceding trading day) or 85% of the closing price on the last day of the offering period (or most recently preceding trading day). Each offering period is six months and commences on January 1 and July 1 of each year. There were 105,740, 196,849, 177,280 and 63,545 shares purchased by participants during the seven months ended December 31, 2000 and years ended May 31, 2000, 1999 and 1998, respectively.

(9) ACQUISITIONS

     In October 1998, the Company entered into a definitive merger agreement with The Laitram Corporation ("Laitram") for the acquisition of DigiCourse, Inc. ("DigiCourse"), formerly a wholly-owned subsidiary of Laitram. Under the terms of the agreement, the Company acquired, in exchange for 5,794,000 shares of common stock and $5.6 million in cash, all of the capital stock of DigiCourse. The transaction was accounted for as a purchase business combination with the assets and liabilities allocated based on the fair value of assets purchased and liabilities assumed. The amortization life of the resulting goodwill of $32.5 million is 17 years.

     On January 3, 2001, subsequent to the end of the Transition Period, the Company acquired all of the outstanding capital stock of Pelton Company, Inc. ("Pelton") for $6 million cash and a $3 million two-year unsecured promissory note bearing interest at 8.5% per year. Pelton is based in Ponca City, Oklahoma and designs, manufactures and sells seismic vibrator control systems, vibrator positioning systems and explosive energy control systems.

(10) SEGMENT AND GEOGRAPHIC INFORMATION

     In May 1999, the Company initiated a fundamental reorganization of its internal structure. As a part of this reorganization, management now evaluates and reviews results based on two segments, Land and Marine, to allow for increased visibility and accountability of costs and more focused customer service and product development. Prior to such time, management made business decisions using consolidated financial information. The Company determined that it was impracticable to obtain all prior period applicable information for operating segments in accordance with the new internal reporting structure. However, in order to provide meaningful and reliable information available for years ended May 31, 1999 and 1998, the Company was able to disclose a measure of results of operations utilizing a gross profit (loss) measure and was able to provide total assets at May 31, 1999 based on its current land and marine segments. Commencing with the year ended May 31, 2000, the Company reported operating segment information by the Land and Marine segments, and measures the operating results of these segments based on a measure of income from operations. A summary of segment information is as follows (in thousands):

                                           SEVEN MONTHS
                                              ENDED            YEARS ENDED MAY 31,
                                           DECEMBER 31,   ------------------------------
                                               2000         2000       1999       1998
                                           ------------   --------   --------   --------
Net sales:
  Land...................................    $ 60,590     $ 73,201   $ 96,276   $316,060
  Marine.................................      17,727       48,253    101,139     69,801
                                             --------     --------   --------   --------
                                               78,317     $121,454   $197,415   $385,861
                                             ========     ========   ========   ========

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES

                                           SEVEN MONTHS
                                              ENDED            YEARS ENDED MAY 31,
                                           DECEMBER 31,   ------------------------------
                                               2000         2000       1999       1998
                                           ------------   --------   --------   --------
Gross profit (loss):
  Land...................................    $ 15,930     $  6,397   $ (4,308)  $133,065
  Marine.................................       3,833        8,415     (3,492)    26,282
                                             --------     --------   --------   --------
                                             $ 19,763     $ 14,812   $ (7,800)  $159,347
                                             ========     ========   ========   ========
Earnings (loss) from operations
  Land...................................    $  1,056     $(28,254)
  Marine.................................      (4,877)     (34,466)
  Corporate..............................      (9,285)     (22,750)
                                             --------     --------
                                             $(13,106)    $(85,470)
                                             ========     ========
Depreciation and amortization
  Land...................................    $  4,210     $ 10,106
  Marine.................................       2,504        7,117
  Corporate..............................       4,774        5,612
                                             --------     --------
                                             $ 11,488     $ 22,835
                                             ========     ========

                                           DECEMBER 31,   MAY 31,    MAY 31,
                                               2000         2000       1999
                                           ------------   --------   --------
Total assets:
  Land...................................    $116,554     $106,431   $141,510
  Marine.................................      69,897       77,411    116,203
  Corporate..............................     179,182      197,927    194,035
                                             --------     --------   --------
                                             $365,633     $381,769   $451,748
                                             ========     ========   ========

     Intersegment sales are insignificant for all periods presented. Corporate assets include all assets specifically related to corporate personnel and operations, substantially all cash and cash equivalents, all facilities and manufacturing machinery and equipment that are jointly utilized by segments and all income taxes receivable and deferred income tax assets. Depreciation and amortization expense is allocated to segments based upon use of the underlying assets.

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES

     A summary of net sales from foreign customers by geographic area follows (in thousands):

                                             SEVEN MONTHS
                                                ENDED           YEARS ENDED MAY 31,
                                             DECEMBER 31,   ----------------------------
                                                 2000        2000      1999       1998
                                             ------------   -------   -------   --------
Middle East................................    $15,835      $22,156   $ 1,835   $  9,877
Europe.....................................     11,193       16,169    40,196     47,931
Former Soviet Union........................      6,892       16,388    10,192     32,100
Asia.......................................      6,047       19,754     6,980      7,636
Other......................................      8,376       10,041    21,129     37,876
                                               -------      -------   -------   --------
                                               $48,343      $84,508   $80,332   $135,420
                                               =======      =======   =======   ========

     Net sales are attributed to individual countries on the basis of the ultimate destination of the equipment, if known; if the ultimate destination is not known, it is based on the geographical location of initial shipment. Net sales from individual customers representing 10% or more of net sales were as follows:

                                                        SEVEN MONTHS
                                                           ENDED        YEARS ENDED MAY 31,
                                                        DECEMBER 31,   ---------------------
CUSTOMER                                                    2000       2000    1999    1998
--------                                                ------------   -----   -----   -----
A.....................................................       23%        12%      6%      0%
B.....................................................       20%        12%      5%      7%
C.....................................................       17%        17%     33%     28%
D.....................................................        2%        11%      2%      1%
E.....................................................        0%         0%     11%      4%

(11) INCOME TAXES

                                                     SEVEN MONTHS
                                                        ENDED           YEARS ENDED MAY 31,
                                                     DECEMBER 31,   ----------------------------
                                                         2000        2000       1999      1998
                                                     ------------   -------   --------   -------
Components of income taxes follows (in thousands):
Federal............................................     $   --      $    --   $ (9,279)  $20,963
Foreign............................................        877        1,583      1,769     4,678
State and local....................................        455          865      1,524       934
Deferred-Federal...................................         --       (8,545)   (43,691)      201
                                                        ------      -------   --------   -------
Total income tax (benefit) expense.................     $1,332      $(6,097)  $(49,677)  $26,776
                                                        ======      =======   ========   =======

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES

     A reconciliation of the expected income tax (benefit) expense on earnings
(loss) before income taxes using the statutory Federal income tax rate of 35% for the seven months ended December 31, 2000 and years ended May 31, 2000, 1999 and 1998, to the income taxes reported herein is as follows (in thousands):

                                            SEVEN MONTHS
                                               ENDED            YEARS ENDED MAY 31,
                                            DECEMBER 31,   -----------------------------
                                                2000         2000       1999      1998
                                            ------------   --------   --------   -------
Expected income tax (benefit) expense.....    $(3,141)     $(28,022)  $(54,334)  $29,286
Tax benefit from use of foreign sales
  corporation.............................         --            --         --    (2,722)
Foreign taxes, net........................        467           685        989      (336)
State and local taxes.....................        296           556        991       607
Deferred tax asset valuation allowance....      3,134        19,632      2,421        --
Nondeductible amortization................        610           919      1,254       446
Other.....................................        (34)          133       (998)     (505)
                                              -------      --------   --------   -------
          Total income tax (benefit)
            expense.......................    $ 1,332      $ (6,097)  $(49,677)  $26,776
                                              =======      ========   ========   =======

     The tax effects of the cumulative temporary differences resulting in the net deferred income tax assets (liability) is as follows (in thousands):

                                                                           MAY 31,
                                                       DECEMBER 31,   -----------------
                                                           2000        2000      1999
                                                       ------------   -------   -------
Current deferred:
  Deferred income tax assets:
     Accrued expenses................................    $ 2,056      $ 2,115   $ 4,245
     Allowance accounts..............................      9,497       10,798    22,625
     Inventory.......................................        528          546       698
                                                         -------      -------   -------
          Total current deferred income tax asset....    $12,081      $13,459   $27,568
                                                         =======      =======   =======
Noncurrent deferred:
  Deferred income tax assets:
     Basis in identified intangibles.................     12,565       11,941       670
     Net operating loss carryforward.................     51,226       47,862    17,828
     Foreign tax credit carryforward.................      4,222        3,812     2,602
     Alternative minimum tax credit..................      1,336        1,336     1,335
     Other...........................................      1,274        1,274     1,813
                                                         -------      -------   -------
          Total deferred income tax asset............     70,623       66,225    24,248
          Valuation allowance........................    (25,187)     (22,053)   (2,421)
                                                         -------      -------   -------
          Net noncurrent deferred income tax asset...     45,436       44,172    21,827
                                                         -------      -------   -------
  Deferred income tax liabilities:
     Basis in property, plant and equipment..........     (2,665)      (2,779)   (3,088)
                                                         -------      -------   -------
          Total deferred income tax liability........     (2,665)      (2,779)   (3,088)
                                                         -------      -------   -------
          Net noncurrent deferred income tax asset...    $42,771      $41,393   $18,739
                                                         =======      =======   =======

     In assessing the realizability of deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets become deductible. The Company considers the scheduled

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES
reversal of deferred income tax liabilities and projected future taxable income in making this assessment. In order to fully realize the deferred income tax assets, the Company will need to generate future taxable income of approximately $158.0 million over the next 20 years. Although the Company experienced significant losses in fiscal years 2000 and 1999, taxable income for the years 1996 through 1998 aggregated approximately $128.0 million. Regardless, the ultimate realization of the net deferred tax assets, prior to the expiration of the net operating loss carry-forward in the next 19-20 years, will require a return to levels of profitability that existed prior to fiscal year 1999. A tax valuation allowance was established due to the uncertainty of realizing certain foreign tax credits and net operating loss carry-forwards. The valuation allowance increased $19.6 million during the year ended May 31, 2000 to $22.1 million; and increased $3.1 million during the seven months ended December 31, 2000 to $25.2 million. At December 31, 2000, the Company had net operating loss carry-forwards of approximately $146.4 million for federal income tax purposes, which ultimately expire in 2020 through 2021 if not otherwise utilized. In addition, the Company has foreign tax credit carry-forwards of $4.2 million, which expire in 2003 and 2004.

(12) LEASES

     Leasee. The Company leases certain equipment, offices and warehouse space under non-cancelable operating leases. Rental expense was $1.1 million, $2.2 million, $1.3 million and $1.6 million for the seven months ended December 31, 2000 and years ended May 31, 2000, 1999 and 1998, respectively. A summary of future rental commitments under non-cancelable operating lease is as follows (in thousands):

                  YEARS ENDED DECEMBER 31,
                  ------------------------
2001........................................................   $2.0 million
2002........................................................    1.5 million
2003........................................................    1.3 million
2004........................................................     .9 million
2005........................................................     .3 million
Thereafter..................................................     .1 million
                                                               ------------
                                                               $6.1 million
                                                               ============

     Lessor. The Company leases seismic equipment to customers under short-term operating leases of less than one year. The Company also leases under-utilized facilities under various lease and sub-lease agreements. A summary of lease revenues is as follows (in thousands):

                                                 SEVEN MONTHS
                                                    ENDED         YEARS ENDED MAY 31,
                                                 DECEMBER 31,   -----------------------
                                                     2000        2000    1999    1998
                                                 ------------   ------   ----   -------
Equipment rental...............................     $2,195      $3,184   $673   $10,112
Facility rental................................        529         205    187       258
                                                    ------      ------   ----   -------
          Total rentals........................     $2,724      $3,389   $860   $10,370
                                                    ======      ======   ====   =======

(13) BENEFIT PLANS

     401(k). The Company has a 401(k) retirement savings plan which covers substantially all employees. Employees may voluntarily contribute up to 15% of their compensation, as defined, to the plan. The Company, effective June 1, 2000, adopted a company matching contribution to the 401(k) plan. The Company matches the employee contribution at a rate of 50% of the first 6% of compensation contributed to the plan. The Company contributions to the plan were $0.4 million, $0, $1.7 million and $1.4 million during the seven months ended December 31, 2000 and years ended May 31, 2000, 1999, and 1998, respectively.

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES

     Supplemental executive retirement plan. The Company has a non-qualified, supplemental executive retirement ("SERP") plan. The SERP Plan provides for certain compensation to become payable on the participants' death, retirement or total disability as set forth in the plan. Assets of this plan consist of the cash surrender value of life insurance policies. The consolidated financial statements include pension expense (benefit) of $0, $(0.5) million, $0.1 million, and $(0.7) million for the seven months ended December 31, 2000 and years ended May 31, 2000, 1999, and 1998, respectively.

     Directors Plan. The Company has also adopted a non-qualified, unfunded outside directors retirement plan. The plan provides for certain compensation to become payable on the participants' death, retirement or total disability as set forth in the plan. The consolidated financial statements include pension expense of $0.1, $0.1 million, $0.1 million, and $0 for the seven months ended December 31, 2000 and years ended May 31, 2000, 1999, and 1998, respectively.

(14) SELECTED QUARTERLY INFORMATION -- (UNAUDITED)

     A summary of selected quarterly information is as follows (in thousands, except per share amounts):

                                                              THREE MONTHS   THREE MONTHS
                                                                 ENDED          ENDED
TRANSITION PERIOD 2000                                         AUGUST 31     NOVEMBER 30
----------------------                                        ------------   ------------
Net sales...................................................    $27,141        $40,880
Gross profit................................................      6,361         12,105
Loss from operations........................................     (6,802)        (2,781)
Interest expense............................................       (261)          (259)
Interest and other income...................................      1,471          2,240
Income tax expense..........................................        667          1,507
Net loss....................................................    $(7,474)       $(3,682)
                                                                =======        =======
Basic loss per share........................................    $ (0.15)       $ (0.07)
                                                                =======        =======
Diluted loss per share......................................    $ (0.15)       $ (0.07)
                                                                =======        =======

                                                           THREE MONTHS ENDED
                                                ----------------------------------------
YEAR ENDED MAY 31, 2000                         AUG. 31*   NOV. 30   FEB. 29*   MAY 31*
-----------------------                         --------   -------   --------   --------
Net sales.....................................  $29,979    $24,438   $33,424    $ 33,613
Gross profit..................................    5,985      5,273      (389)      3,943
Loss from operations..........................  (12,938)    (9,792)   (9,814)    (52,926)
Interest expense..............................     (212)      (202)     (197)       (215)
Interest and other income.....................    1,034      1,220     1,761       2,221
Income tax expense (benefit)..................   (3,877)    (2,389)      168           1
Net loss......................................  $(9,320)   $(7,528)  $(9,574)   $(52,098)
                                                =======    =======   =======    ========
Basic loss per share..........................  $ (0.18)   $ (0.15)  $ (0.19)   $  (1.03)
                                                =======    =======   =======    ========
Diluted loss per share........................  $ (0.18)   $ (0.15)  $ (0.19)   $  (1.03)
                                                =======    =======   =======    ========

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES

                                                         THREE MONTHS ENDED
                                               ---------------------------------------
YEAR ENDED MAY 31, 1999                        AUG. 31   NOV. 30   FEB. 28*   MAY 31*
-----------------------                        -------   -------   --------   --------
Net sales....................................  $66,995   $73,918   $ 37,755   $ 18,747
Gross profit (loss)..........................   21,963    27,982    (45,894)   (11,851)
Earnings (loss) from operations..............      745     3,642    (95,368)   (70,973)
Interest expense.............................     (242)     (217)      (229)      (209)
Interest and other income....................    2,843     2,122      1,824        822
Income tax expense (benefit).................    1,071     1,775    (32,553)   (19,970)
Net earnings (loss)..........................  $ 2,275   $ 3,772   $(61,220)  $(50,390)
                                               =======   =======   ========   ========
Basic earnings (loss) per share..............  $  0.05   $  0.08   $  (1.21)  $  (1.00)
                                               =======   =======   ========   ========
Diluted earnings (loss) per share............  $  0.05   $  0.08   $  (1.21)  $  (1.00)
                                               =======   =======   ========   ========

---------------

* See Note 15 concerning charges occurring during the first, third, and fourth quarters of the year ended May 31, 2000; and charges occurring during the third and fourth quarter of the year ended May 31, 1999.

(15) SIGNIFICANT CHARGES AND RECOVERIES

     Significant pre-tax charges of $85.7 million were recorded in the third quarter of year ended May 31, 1999 and included an impairment of long-lived assets totaling $2.8 million (included in general and administrative expenses); an impairment of intangible assets totaling $1.4 million; an inventory write-down of $47.3 million due to adverse industry conditions and planned product revisions (included in cost of sales); charges for the early termination of a facility lease and restructuring costs totaling $2.6 million (included in general and administrative expenses); an accounts and notes receivable allowance of $17.6 million related to a customer's vessel seizure followed by filing for creditor protection and management's assessment of business risk relating to three North American customer trade notes receivable as a result of the depressed market environment (included in general and administrative expenses); and a charge for warranty reserves and other product related contingencies of $14.0 million (included in cost of sales).

     Significant pre-tax charges of $53.3 million were recorded in the fourth quarter of the year ended May 31, 1999, and included an accounts and trade notes receivable allowance of $22.3 million, primarily related to business risk resulting from the depressed market environment, and from political and currency risks in certain developing countries (included in general and administrative expenses); an inventory write-down of $9.7 million primarily due to further reduction in customer demand for products rendered excess or obsolete as a result of prevailing industry conditions and as a result of planned product revisions (included in cost of sales); a charge of $6.0 million relating to certain warranty reserves and other product-related contingencies (included in cost of sales); an impairment of long-lived assets totaling $4.0 million related to the downturn in business activity and resizing efforts (included in general and administrative expenses); an impairment of intangibles totaling $6.3 million related to the deterioration of certain product lines (included in amortization and impairment of intangibles); a charge of $3.3 million related to employee severances and a charge of $0.6 million for other expenses (included in general and administrative expenses) and a charge of $1.1 million primarily related to prototype development costs (included in research and development expenses).

     Significant pre-tax charges of $4.7 million were recorded in the first quarter of the year ended May 31, 2000 and included $3.3 million related to employee severance arrangements and the closing of a facility (included in general and administrative expenses) and charges of $1.4 million for product-related warranties (included in cost of sales). These charges resulted from continued weak customer demand for seismic equipment.

     Significant pre-tax charges and recoveries of $0.3 million, net, were recorded in the third quarter of the year ended May 31, 2000 and included $8.7 million of inventory charges (included in cost of sales) related to a

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES
decision to commercialize VectorSeis(TM) digital sensor products having higher technical standards than the products previously produced. The Company had previously determined to commercialize these earlier VectorSeis(TM) products which subsequently were proven not to be commercially feasible based on data gathered from trial surveys, the anticipated longer-term market recovery for new seismic instrumentation and given current and expected market conditions. Other charges were $2.4 million of bad debt expense (included in general and administrative expense); $1.3 million of charges related to the employee reduction in workforce worldwide (included in general and administrative expense); and $0.7 million of charges related to legal settlements (included in cost of sales -- $0.3 million, and in general and administrative expense -- $0.4 million). These charges were offset in part by $12.8 million of recoveries attributable to a more favorable than anticipated resolution of a customer's bankruptcy settlement, consisting of a $10.2 million reduction in allowance for loan loss (recorded as a reduction to general and administrative expense) and a $2.6 million reversal of warranty reserves based on the bankruptcy settlement (recorded as a reduction to cost of sales).

     Significant pre-tax charges of $45.8 million were recorded in the fourth quarter of the year ended May 31, 2000 and included $4.2 million of inventory and warranty charges (included in cost of sales) primarily related to write-down of certain marine streamer and related products, reflecting the deterioration of the marine towed array seismic sector. Additionally, $10.0 million was charged to general and administrative expenses consisting of a $5.0 million charge for settlement of litigation, a $3.6 million loan loss expense, $0.7 million related to the sale of certain idle manufacturing capacity in Europe, and $0.7 million of charges related to employee severance and continued cost reduction efforts worldwide. Finally, $31.6 million was charged to amortization and impairment of intangibles, reflecting the impairment of certain goodwill recorded in conjunction with the acquisition of manufacturing assets of Western Geophysical in 1995 and the acquisition of CompuSeis, Inc. in 1998. The impairment of the Western Geophysical goodwill principally reflects the diminished outlook for the marine towed array seismic sector in general, evidenced by customers' decisions to reduce the size of their marine fleets, and changes in customers' preferences and technology for certain products within that sector. The impairment of the CompuSeis goodwill reflects the result of certain technological changes relating to land seismic systems.

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES

     No significant pre-tax charges were recorded during the seven months ended December 31, 2000. The table below summarizes the significant pre-tax charges during the periods presented (in thousands):

                                                              LONG-LIVED              PERSONNEL/
                                     INVENTORY   RECEIVABLE     ASSET      WARRANTY    FACILITY
                                      RELATED     RELATED      RELATED     PRODUCT    AND OTHER
                                      CHARGES     CHARGES      CHARGES     RELATED     CHARGES      TOTAL
                                     ---------   ----------   ----------   --------   ----------   --------
Charges for year ended May 31, 1999
  by business segment:
  Marine...........................  $ 30,986     $ 18,298     $    729    $ 17,025    $    775    $ 67,813
  Land.............................    25,978       21,034       12,539       2,975       2,787      65,313
  Corporate........................     1,136          568        1,232          --       2,938       5,874
                                     --------     --------     --------    --------    --------    --------
                                     $ 58,100     $ 39,900     $ 14,500    $ 20,000    $  6,500    $139,000
                                     ========     ========     ========    ========    ========    ========
Charges for year ended May 31, 1999
  by category:
  Cost of sales....................  $ 57,000     $     --     $     --    $ 20,000    $     --    $ 77,000
  General and administrative.......        --       39,900        6,800          --       6,500      53,200
  Research and development.........     1,100           --           --          --          --       1,100
  Amortization and impairment of
     intangibles...................        --           --        7,700          --          --       7,700
                                     --------     --------     --------    --------    --------    --------
                                     $ 58,100     $ 39,900     $ 14,500    $ 20,000    $  6,500    $139,000
                                     ========     ========     ========                            ========
Settled during year ended May 31,
  1999.............................                                          (8,020)     (4,597)
                                                                           --------    --------
                                                                           $ 11,980    $  1,903
                                                                           ========    ========
Charges for year ended May 31, 2000
  by business segment:
  Marine...........................  $  3,607     $  2,400     $ 25,200    $  1,993    $  1,700    $ 34,900
  Land.............................     8,700        3,600        7,100          --       1,400      20,800
  Corporate........................        --           --           --          --       7,900       7,900
                                     --------     --------     --------    --------    --------    --------
                                     $ 12,307     $  6,000     $ 32,300    $  1,993    $ 11,000    $ 63,600
                                     ========     ========     ========    ========    ========    ========
Adjustments to prior year during
  year ended May 31, 2000..........  $     --     $(10,200)    $     --    $ (2,600)   $     --    $(12,800)
Charges for year ended May 31, 2000
  by category:
  Cost of sales....................    12,307           --           --       1,993         300      14,600
  General and administrative.......        --        6,000          700          --      10,700      17,400
  Amortization and impairment of
     intangibles...................        --           --       31,600          --          --      31,600
                                     --------     --------     --------    --------    --------    --------
                                     $ 12,307     $ (4,200)    $ 32,300    $   (607)     11,000    $ 50,800
                                     ========     ========     ========                            ========
Balance at May 31, 1999............                                          11,980       1,903
Settled during year ended May 31,
  2000.............................                                          (8,079)     (5,362)
                                                                           --------    --------
Balance at May 31, 2000............                                           3,294       7,541
Settled during seven months ended
  December 31, 2000................                                            (992)     (6,544)
                                                                           --------    --------
Balance at December 31, 2000.......                                        $  2,302    $    997
                                                                           ========    ========

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES

(16) LEGAL MATTERS

     In the ordinary course of business, the Company has been named in various lawsuits. While the final resolution of these matters could have an impact on the consolidated financial results for a particular reporting period, the Company believes that the ultimate resolution of these matters will not have a material adverse impact on the financial position, results of operations or liquidity of the Company.

(17) RELATED PARTIES

     In connection with the acquisition of DigiCourse in November 1998 (Note 9), the Company entered into a service agreement under which Laitram agreed to provide accounting, software, manufacturing and maintenance services. The Company's chairman of the board, is the chairman and principal stockholder of Laitram. The Company paid Laitram an aggregate $0.8 million, $1.5 million and $2.7 million under the services agreement for the seven months ended December 31, 2000 and years ended May 31, 2000 and 1999, respectively. The services agreement expires on September 30, 2001.

     A former director and former company officer assisted in the collection efforts of certain accounts and notes receivable. In return, he was paid a commission on actual amounts collected. Commissions earned amounted to $0.1 million, $0.5 million and $0 for the seven months ended December 31, 2000 and years ended May 31, 2000 and 1999, respectively.

     The Company has guaranteed $0.3 million of bank indebtedness for two officers related to their open market purchases of the Company's common stock. The share purchases were made in conjunction with shares issued in May 2000 under the Input/Output, Inc. 2000 Restricted Plan. The outstanding loan balance at December 31, 2000 was $0.2 million.

                                  SCHEDULE II

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                    BALANCE AT   CHARGED TO
                                                    BEGINNING    COSTS AND                 BALANCE AT
YEAR ENDED MAY 31, 1998                              OF YEAR      EXPENSES    DEDUCTIONS   END OF YEAR
-----------------------                             ----------   ----------   ----------   -----------
Allowance for doubtful accounts...................    $1,740       $1,770       $  373       $3,137
Reserves for excess and obsolete inventory........     1,749        4,264        1,064        4,949
Warranty..........................................     3,856        5,162        4,773        4,245

                                                    BALANCE AT   CHARGED TO
                                                    BEGINNING    COSTS AND                 BALANCE AT
YEAR ENDED MAY 31, 1999                              OF YEAR      EXPENSES    DEDUCTIONS   END OF YEAR
-----------------------                             ----------   ----------   ----------   -----------
Allowance for doubtful accounts...................    $3,137      $17,780      $     1       $20,916
Reserves for excess and obsolete inventory........     4,949       58,848       47,550        16,247
Warranty..........................................     4,245       19,280        9,650        13,875

                                        BALANCE AT   CHARGED TO
                                        BEGINNING    COSTS AND                                BALANCE AT
YEAR ENDED MAY 31, 2000                  OF YEAR      EXPENSES      DEDUCTIONS    OTHER       END OF YEAR
-----------------------                 ----------   ----------     ----------   --------     -----------
Allowance for doubtful accounts.......   $20,916      $(1,107)(1)    $ 6,003     $(12,240)(3)   $ 1,566
Reserves for excess and obsolete
  inventory...........................    16,247       16,360         17,616           --        14,991
Warranty..............................    13,875       (1,731)(2)      5,674           --         6,470

                                      BALANCE AT   CHARGED TO                                BALANCE AT
                                      BEGINNING    COSTS AND                                DECEMBER 31,
SEVEN MONTHS ENDED DECEMBER 31, 2000  OF PERIOD     EXPENSES      DEDUCTIONS    OTHER           2000
------------------------------------  ----------   ----------     ----------   --------     ------------
Allowance for doubtful accounts.....   $ 1,566       $   54         $   49           --       $ 1,571
Reserves for excess and obsolete
  inventory.........................    14,991        1,599          2,549           --        14,041
Warranty............................     6,470        2,267          2,435           --         6,302

---------------

(1) Includes recoveries of $2.1 million.

(2) Includes reversal of $2.6 million based on bankruptcy settlement of a customer.

(3) Represents transfer to loan loss allowance as a result of conversion of trade receivable to a note receivable.

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           *3.1          -- Amended and Restated Certificate of Incorporation.
            3.2          -- Certificate of Amendment to the Amended and Restated
                            Certificate of Incorporation, dated October 11, 1996,
                            filed as Exhibit 3.2 to the Company's Annual Report on
                            Form 10-K for the fiscal year ended May 31, 1997, and
                            incorporated herein by reference.
           *3.3          -- Amended and Restated Bylaws.
            3.4          -- Amendment No. 1 to the Amended and Restated Bylaws of the
                            Company, dated September 13, 1999, filed as exhibit 3.1
                            to the Company's Quarterly Report on Form 10-Q for the
                            fiscal quarter ended August 31, 1999, and incorporated
                            herein by reference.
            3.5          -- Amendment No. 2 to the Amendment and Restated Bylaws of
                            the Company, dated September 25, 2000, filed as Exhibit
                            3.1 to the Company's Quarterly Report on Form 10-Q for
                            the fiscal Quarter ended August 31, 2000 and incorporated
                            herein by reference.
            4.1          -- Form of Certificate of Designation, Preferences and
                            Rights of Series A Preferred Stock of Input/Output, Inc.,
                            filed as Exhibit 2 to the Company's Registration
                            Statement on Form 8-A dated January 27, 1997, (attached
                            as Exhibit 1 to the Rights Agreement referenced in
                            Exhibit 10.24) and incorporated herein by reference.
            4.2          -- Form of Certificate of Designation, Preferences and
                            Rights of Series B Preferred Stock of Input/Output, Inc.,
                            filed as Exhibit 4.1 to the Company's Form 8-K dated
                            April 21, 1999, and incorporated herein by reference.
            4.3          -- Form of Certificate of Designation, Preferences and
                            Rights of Series C Preferred Stock of Input/Output, Inc.,
                            filed as Exhibit 4.2 to the Company's Form 8-K dated
                            April 21, 1999, and incorporated herein by reference.
           10.1          -- Royalty Agreement, dated November 6, 1992, between I/O
                            Sensors, Inc., Triton and Triton Technologies, Inc.,
                            filed as exhibit 10.2 to the Company's 10-K for fiscal
                            year ended May 31, 1999, and incorporated herein by
                            reference.
         **10.2          -- Amended and Restated 1990 Stock Option Plan, filed as
                            Exhibit 4.2 to the Company's Registration Statement on
                            Form S-8 (Registration No. 333-80299), filed with the
                            Securities and Exchange Commission on June 9, 1999, and
                            incorporated herein by reference.
         **10.3          -- Input/Output, Inc. 1996 Management Incentive Program,
                            filed as Exhibit 10.5 to the Company's Annual Report on
                            Form 10-K for the fiscal year ended May 31, 1997, and
                            incorporated herein by reference.
         **10.4          -- Amended Directors Retirement Plan, filed as Exhibit 10.7 to the Company's Annual Report on form 10-K for the
                            fiscal year ended May 31, 1997, and incorporated herein
                            by reference.
         **10.5          -- Supplemental Executive Retirement Plan, filed as Exhibit
                            10.10 to the Company's Annual Report on Form 10-K for the
                            fiscal year ended May 31, 1997, and incorporated herein
                            by reference.
         **10.6          -- Amendment No. 1 to the Company's Supplemental Executive
                            Retirement Plan, effective January 17, 1997, filed as
                            Exhibit 10.11 to the Company's Annual Report on Form 10-K
                            for the fiscal year ended May 31, 1997, and incorporated
                            herein by reference.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         **10.7          -- Supplemental Executive Retirement Trust, filed as Exhibit
                            10.12 to the Company's Annual Report on Form 10-K for the
                            fiscal year ended May 31, 1997, and incorporated herein
                            by reference.
         **10.8          -- Amendment No. 1 to the Company's Supplemental Executive
                            Retirement Trust, effective January 17, 1998, filed as
                            Exhibit 10.13 to the Company's Annual Report on Form 10-K
                            for the fiscal year ended May 31, 1997, and incorporated
                            herein by reference.
           10.9          -- Promissory Note dated August 29, 1996, executed by IPOP
                            Management, Inc. to the order of The Variable Annuity
                            Life Insurance Company, filed as Exhibit 10.1 to the
                            Company's Quarterly Report on Form 10-Q for the fiscal
                            quarter ended August 31, 1996, and incorporated herein by
                            reference.
           10.10         -- Master Commercial Lease Agreement dated August 29, 1996, by and between IPOP Management, Inc. and The Variable
                            Annuity Life Insurance Company, filed as Exhibit 10.2 to
                            the Company's Quarterly Report on Form 10-Q for the
                            fiscal quarter ended August 31, 1996, and incorporated
                            herein by reference.
           10.11         -- Limited Guaranty dated August 29, 1996, executed by
                            Input/Output, Inc., filed as Exhibit 10.3 to the
                            Company's Quarterly Report on Form 10-Q for the fiscal
                            quarter ended August 31, 1996, and incorporated herein by
                            reference.
         **10.12         -- Input/Output, Inc. Amended and Restated 1996 Non-Employee
                            Director Stock Option Plan, filed as Exhibit 4.3 to the
                            Company's Registration Statement on Form S-8
                            (Registration No. 333-80299), filed with the Securities
                            and Exchange Commission on June 9, 1999, and incorporated
                            herein by reference.
           10.13         -- Rights Agreement, dated as of January 17, 1997, by and
                            between Input/ Output, Inc. and Harris Trust and Savings
                            Bank, as Rights Agent, including exhibits thereto, filed
                            as Exhibit 4 to the Company's Form 8-A dated January 27,
                            1997, and incorporated herein by reference.
           10.14         -- Input/Output, Inc. Employee Stock Purchase Plan, filed as
                            Exhibit 4.4 to the Company's Registration Statement on
                            Form S-8 (Registration No. 333-24125) filed with the
                            Securities and Exchange Commission on March 18, 1997, and
                            incorporated herein by reference.
           10.15         -- Purchase Agreement by and between the Company and SCF-IV,
                            L.P. dated April 21, 1999, filed as Exhibit 10.1 to the
                            Company's Form 8-K dated April 21, 1999, and incorporated
                            herein by reference.
           10.16         -- Registration Rights Agreement by and between the Company and SCF-IV, L.P. dated May 7, 1999, filed as Exhibit 10.2
                            to the Company's Form 8-K dated April 21, 1999, and
                            incorporated herein by reference.
           10.17         -- First Amendment to Rights Agreement by and between the
                            Company and Harris Trust and Savings Bank as Rights
                            Agent, dated April 21, 1999, filed as Exhibit 10.3 to the
                            Company's Form 8-K dated April 21, 1999, and incorporated
                            herein by reference.
           10.18         -- Registration Rights Agreement by and among the Company
                            and The Laitram Corporation, dated November 16, 1998,
                            filed as Exhibit 99.2 to the Company's Form 8-K dated
                            November 16, 1998, and incorporated herein by reference.
         **10.19         -- Input/Output, Inc. 1998 Restricted Stock Plan, filed as
                            Exhibit 4.7 to the Company's Registration Statement on
                            Form S-8 (Registration No. 333-80297), filed with the
                            Securities and Exchange Commission on June 9, 1999, and
                            incorporated herein by reference.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           10.20         -- Employee Agreement by and between the Company and Axel M.
                            Sigmar, dated August 17, 1999, filed as Exhibit 10.1 to
                            the Company's Quarterly Report on Form 10-Q for the
                            fiscal quarter ended August 31, 1999, and incorporated
                            herein by reference.
           10.21         -- Amendment No. 3 to the Input/Output, Inc. Supplemental
                            Executive Retirement Plan, dated August 23, 1999, filed
                            as Exhibit 10.2 to the Company's Quarterly Report on Form
                            10-Q for the fiscal quarter ended August 31, 1999, and
                            incorporated herein by reference.
           10.22         -- Amendment No. 1 to the Input/Output, Inc. Amended and
                            Restated 1996 Non-Employee Director Stock Option Plan,
                            dated September 13, 1999, filed as Exhibit 10.4 to the
                            Company's Quarterly Report on Form 10-Q for the fiscal
                            quarter ended August 31, 1999, and incorporated herein by
                            reference.
           10.23         -- Consulting and Collection Agreement by and between the
                            Company and Robert P. Brindley, dated October 7, 1999,
                            filed as Exhibit 10.5 to the Company's Quarterly Report
                            on Form 10-Q for the fiscal quarter ended August 31,
                            1999, and incorporated herein by reference.
           10.24         -- Consulting Agreement by and between the Company and Sam
                            K. Smith, dated August 10, 1999, filed as Exhibit 10.6 to
                            the Company's Quarterly Report on Form 10-Q for the
                            fiscal quarter ended August 31, 1999, and incorporated
                            herein by reference.
         **10.25         -- Input/Output, Inc. Annual Incentive Plan, dated effective
                            November 3, 1999 filed as Exhibit 10.43 to the Company's
                            Annual Report on Form 10-K for the fiscal year ended May
                            31, 2000, and incorporated herein by reference.
         **10.26         -- Employment Agreement by and between the Company and
                            Timothy J. Probert dated effective as of March 1, 2000
                            filed as Exhibit 10.44 to the Company's Annual Report on
                            Form 10-K for the fiscal year ended May 31, 2000, and
                            incorporated herein by reference.
         **10.27         -- Input/Output, Inc. 2000 Restricted Stock Plan, effective as of March 13, 2000 filed as Exhibit 10.27 to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended May 31, 2000, and incorporated herein by reference.
         **10.28         -- Input/Output, Inc. 2000 Long-Term Stock Plan, filed as
                            Exhibit 4.7 to the Company's Registration Statement on
                            Form S-8 (No. 333-49382) dated November 6, 2000 and
                            incorporated by reference herein.
          *21.1          -- Subsidiaries of the Company.
          *23.1          -- Consent of KPMG LLP.
          *24.1          -- The Power of Attorney is set forth on the signature page hereof.
           99.1          -- Information required by Form 11-K with respect to the
                            Input/Output, Inc. Employee Stock Purchase Plan will be
                            filed as an amendment to this Annual Report on Form 10-K
                            within 120 days of the end of the fiscal year of the plan
                            (i.e. June 30) as permitted by Rule 15d-21 under the
                            Securities Exchange Act of 1934, as amended.

---------------

  * Filed herewith.

 ** Management contract or compensatory plan or arrangement.