Form 10-Q
period 2001-03-31
INPUT OUTPUT INC
filed 2001-05-11
CIK 866609

================================================================================
================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [ ]

At March 31, 2001 there were 51,112,454 shares of common stock, par value $0.01 per share, outstanding.

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001


PART I.         Financial Information.                                            PAGE

Item 1.         Financial Statements.

                Consolidated Balance Sheets
                   March 31, 2001 (unaudited) and December 31, 2000............     3

                Consolidated Statements of Operations
                   Three months ended March 31, 2001 (unaudited) and
                   March 31, 2000 (unaudited)..................................     4

                Consolidated Statements of Cash Flows
                   Three months ended March 31, 2001 (unaudited) and
                   March 31, 2000 (unaudited)..................................     5

                Notes to Consolidated Financial Statements.....................     6

Item 2.         Management's Discussion and Analysis of Results of
                   Operations and Financial Condition..........................    10

Item 3.         Quantitative and Qualitative Disclosures about Market Risk.....    17

PART II.        Other Information.

Item 6.         Exhibits and Reports on Form 8-K...............................    17

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       (UNAUDITED)
                                                                        MARCH 31,        DECEMBER 31,
                                                                          2001              2000
                            ASSETS                                   ----------------- -----------------
 Current assets:
  Cash and cash equivalents........................................  $     77,050      $      92,376
  Restricted cash..................................................         1,372              1,115
  Accounts receivable, net.........................................        44,136             30,920
  Current portion notes receivable, net............................         6,142              7,889
  Inventories......................................................        75,025             67,646
  Deferred income tax asset........................................        14,439             12,081
  Prepaid expenses.................................................           702              2,217
                                                                     ----------------- -----------------
            Total current assets...................................       218,866            214,244
 Long-term notes receivable........................................         5,950              6,150
 Deferred income tax asset.........................................        40,413             42,771
 Property, plant and equipment, net................................        49,716             51,267
 Goodwill, net.....................................................        46,762             47,098
 Other assets, net.................................................         6,493              4,103
                                                                     ----------------- -----------------
            Total assets...........................................  $    368,200      $     365,633
                                                                     ================= =================

                LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Accounts payable...............................................  $     11,391      $       8,283
    Current maturities of long-term debt...........................         2,493              1,207
    Accrued expenses...............................................        20,612             23,388
                                                                     ----------------- -----------------
            Total current liabilities..............................        34,496             32,878
 Long-term debt, net of current maturities.........................         8,498              7,077
 Other long-term liabilities.......................................           250                275
 Stockholders' equity:
    Cumulative convertible preferred stock, $0.01 par value;
      authorized 5,000,000 shares; issued and outstanding 55,000 shares at the end of both periods (liquidation value of $55
      million).....................................................             1                  1
    Common stock, $0.01 par value; authorized 100,000,000 shares;
      outstanding 51,112,454 shares and 50,936,420 shares,
      respectively.................................................           514                512
    Additional paid-in capital.....................................       354,883            352,294
    Retained deficit...............................................       (20,622)           (19,422)
    Accumulated other comprehensive loss...........................        (6,813)            (5,353)
    Treasury stock, at cost, 285,800 shares and 243,500 shares,            (2,193)            (1,737)
      respectively.................................................
    Unamortized restricted stock                                             (814)              (892)
 compensation.......................
                                                                     ----------------- -----------------
       Total stockholders' equity..................................       324,956            325,403
                                                                     ----------------- -----------------
            Total liabilities and stockholders' equity.............  $    368,200      $     365,633
                                                                     ================= =================

     See accompanying notes to unaudited consolidated financial statements.

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                       ------------------------------------
                                                            2001                2000
                                                       ----------------   -----------------
Net sales..........................................    $       42,409     $       40,041
Cost of sales......................................            25,699             41,602
                                                       ----------------   -----------------
         Gross profit (loss).......................            16,710             (1,561)
                                                       ----------------   -----------------
Operating expenses:
   Research and development........................             7,537              7,260
   Marketing and sales.............................             3,319              2,684
   General and administrative......................             4,893             (2,737)
   Amortization and impairment of intangibles......             1,136              2,058
                                                       ----------------   -----------------
          Total operating expenses.................            16,885              9,265
                                                       ----------------   -----------------
Loss from operations...............................              (175)           (10,826)

Interest expense...................................              (207)              (195)
Interest income....................................             1,291              1,916
Other income (expense).............................               307                (60)
                                                       ----------------   -----------------
Income (loss) before income taxes..................             1,216             (9,165)
Income tax expense.................................             1,026                124
                                                       ----------------   -----------------
Net earnings (loss)................................               190             (9,289)
Preferred dividend.................................             1,390              1,158
                                                       ----------------   -----------------
Net loss applicable to common stock................    $       (1,200)    $      (10,447)
                                                       ================   =================
Basic loss per common share........................    $        (0.02)    $        (0.21)
                                                       ================   =================
Weighted average number of
   common shares outstanding.......................        50,851,239         50,784,775
                                                       ================   =================
Diluted loss per common share......................    $        (0.02)    $        (0.21)
                                                       ================   =================
Weighted average number of  diluted
   common shares outstanding.......................        50,851,239         50,784,775
                                                       ================   =================

     See accompanying notes to unaudited consolidated financial statements.

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                                       MARCH 31,
                                                             -------------------------------
                                                                  2001             2000
                                                             --------------   --------------
Cash flows from operating activities:
     Net earnings (loss)..................................   $      190       $    (9,289)

Adjustments to reconcile net earnings (loss) to net cash
    used in operating activities:
     Depreciation and amortization........................        4,765             5,973
     Amortization of restricted stock and other
      stock              compensation.....................           78               213
     Impairment or loss (gain) on disposal of fixed assets          (53)            4,064
     Bad debt expense (collections) and loan losses.......          (92)           (8,197)
     Inventory obsolescence...............................           --             8,700

Changes in assets and liabilities, net of above provisions:
     Accounts and notes receivable........................       (9,384)          (21,789)
     Inventories..........................................       (5,101)           34,241
     Accounts payable and accrued expenses................          106            (7,248)
     Income taxes payable/receivable......................       (2,057)            1,401
     Other assets and liabilities.........................        1,582            (8,265)
                                                             --------------   --------------
           Net cash used in  operating activities.........       (9,966)             (196)
                                                             --------------   --------------
Cash flows from investing activities:
     Purchase of property, plant and equipment............       (1,642)             (771)
     Cash paid for aquisitions............................       (4,151)               --
                                                             --------------   --------------
           Net cash used in investing activities..........       (5,793)             (771)
                                                             --------------   --------------
Cash flows from financing activities:
     Payments on long-term debt...........................         (293)             (271)
     Payments of preferred dividends......................         (136)             (137)
     Proceeds from exercise of stock options..............          966              (257)
      Proceeds from issuance of common stock to Employee
      Stock Purchase Plan.................................          371                --
     Purchase of treasury stock...........................         (456)            1,200
                                                             --------------   --------------
           Net cash provided by financing activities......          452               535
                                                             --------------   --------------
     Effect of change in foreign currency exchange rates on
        cash and cash equivalents.........................          (19)             (155)
                                                             --------------   --------------
     Net decrease in cash and cash equivalents............      (15,326)             (587)
     Cash and cash equivalents at beginning of period.....       92,376            83,643
                                                             --------------   --------------
           Cash and cash equivalents at end of period.....   $   77,050       $    83,056
                                                             ==============   ==============

     See accompanying notes to unaudited consolidated financial statements.

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)    BASIS OF PRESENTATION

    The consolidated balance sheet of Input/Output, Inc. and its subsidiaries (collectively referred to as the "Company" or "I/O") at December 31, 2000 has been derived from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 2001, and the consolidated statements of operations for the three months ended March 31, 2001 and 2000, and the consolidated statements of cash flows for the three months ended March 31, 2001 and 2000, have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, which are necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the operating results for a full year or of future operations.

    These consolidated financial statements have been prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's Transition Report on Form 10-K for the seven months ended December 31, 2000. Certain amounts previously reported in the consolidated financial statements have been reclassified to conform to the current year's presentation.

(2)    SEGMENT INFORMATION

    The Company evaluates and reviews results based on two segments, Land and Marine, to allow for increased visibility and accountability of costs and more focused customer service and product development. The Company measures segment operating results based on earnings (loss) from operations. A summary of segment information for the three months ended March 31, 2001 and 2000 is as follows (in thousands):

                                                    THREE MONTHS ENDED
                                                        MARCH 31,
                                            -----------------------------------
                                                 2001                2000
                                            ----------------    ---------------
Net sales:
    Land..................................  $    27,813         $      17,652
    Marine...............................        14,596                22,389
                                            ----------------    ---------------
    Total................................   $    42,409         $      40,041
                                            ================    ===============

Depreciation and amortization:
    Land.................................   $     2,285         $       2,681
    Marine...............................           913                 1,760
    Corporate............................         1,567                 1,532
                                            ----------------    ---------------
    Total................................   $     4,765         $       5,973
                                            ================    ===============
Earnings (loss) from operations:
     Land................................   $       329         $      (4,559)
     Marine..............................         4,087                 9,176
     Corporate...........................        (4,591)              (15,443)
                                            ----------------    ---------------
     Total...............................   $      (175)        $     (10,826)
                                            ================    ===============

                                              MARCH 31,           DECEMBER 31,
 Total assets:                                   2001                 2000
                                           -----------------    -----------------
      Land...............................  $    135,550         $     116,554
      Marine.............................        74,702                69,897
      Corporate..........................       157,948               179,182
                                           -----------------    -----------------
      Total..............................  $    368,200         $     365,633
                                           =================    =================

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


(3)    INVENTORIES

    A summary of inventories is as follows (in thousands):

                                                               MARCH 31,         DECEMBER 31,
                                                                  2001               2000
                                                             ---------------    ----------------
        Raw materials......................................  $     45,047       $     39,988
        Work-in-process....................................        10,334              6,774
        Finished goods.....................................        19,644             20,884
                                                             ---------------    ----------------
                                                             $     75,025       $     67,646
                                                             ===============    ================

(4)    NOTES RECEIVABLE

    The recorded investment in notes receivable for which an allowance for loan loss has been recognized was $13.2 million at March 31, 2001. A summary of notes receivable and allowance for loan loss is as follows (in thousands):

                                                               MARCH 31,         DECEMBER 31,
                                                                  2001               2000
                                                             ---------------    ----------------
        Notes receivable..............................       $     22,899       $     24,986
           Allowance for loan loss....................            (10,807)           (10,947)
                                                             ---------------    ----------------
        Notes receivable, net.........................             12,092             14,039
        Current portion notes receivable, net.........              6,142              7,889
                                                             ---------------    ----------------
        Long-term notes receivable....................       $      5,950       $      6,150
                                                             ===============    ================

The activity in the allowance for loan loss is as follows (in thousands):

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31
                                                             -----------------------------------
                                                                  2001               2000
                                                             ---------------    ----------------
         Balance at beginning of period..................    $     10,947       $     30,006
         Additions charged to costs and expenses.........             107              1,556
         Recoveries reducing costs and expenses..........            (247)           (12,197)
         Write-downs charged against the allowance.......              --             (5,168)
                                                             ---------------    ----------------
         Balance at end of period........................    $     10,807       $     14,197
                                                             ===============    ================

(5)      EARNINGS (LOSS) PER COMMON SHARE

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

    The following table summarizes the calculation of weighted average number of common shares and weighted average number of diluted common shares outstanding for purposes of the computation of basic earnings (loss) per common share and diluted earnings (loss) per common share (in thousands, except share and per share amounts):

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                         ----------------------------------
                                                                              2001               2000
                                                                         ---------------    ---------------
         Net (loss) applicable to common stock.........................  $     (1,200)      $    (10,447)
                                                                         ===============    ===============
         Weighted average number of common shares outstanding..........    50,851,239         50,784,775

         Stock options and other common stock equivalents..............            --                 --
                                                                         ---------------    ---------------
         Weighted average number of diluted common shares outstanding..    50,851,239         50,784,775
                                                                         ===============    ===============

         Basic loss per common share...................................  $      (0.02)      $      (0.21)
                                                                         ===============    ===============

         Diluted loss per common share.................................  $      (0.02)      $      (0.21)
                                                                         ===============    ===============

    At March 31, 2001 and 2000, 4,521,628 and 3,827,462 shares subject to stock options were considered anti-dilutive and not included in the calculation of diluted earnings (loss) per common share. In addition, the outstanding convertible preferred stock has not been considered in the computation of diluted loss per common share.

(6)    LONG TERM DEBT

    In August 1996, the Company obtained a $12.5 million, ten-year term loan secured by certain of its land and buildings. The term loan bears interest at a fixed rate of 7.875% per annum and is repayable in equal monthly installments of principal and interest of $151,439. The total installment payments for principal and interest in each of the next five years will be $1.8 million, with a balance thereafter of $1.2 million. The term loan provides for penalties for pre-payment prior to maturity.

    In January 2001, in connection with the acquisition of Pelton Company, Inc. ("Pelton") (see Note 10), the Company entered into a $3 million two-year unsecured promissory note payable to the former shareholder of Pelton, bearing interest at 8.5% per year. Principal is payable in quarterly payments of $0.4 million plus interest, with final payment due in February 2003.

(7)    COMPREHENSIVE EARNINGS (LOSS)

    The Statement of Financial Accounting Standards ("SFAS") No. 130 Reporting Comprehensive Income, establishes standards for reporting and presentation of comprehensive earnings (loss) and its components. Comprehensive earnings (loss) primarily consists of net earnings (loss) and foreign currency translation adjustment. SFAS No. 130 does not significantly affect the financial position or results of operations of the Company. The components of total comprehensive earnings (loss) are as follows (in thousands):

                                                                          THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                  -----------------------------------
                                                                       2001               2000
                                                                  ----------------   ----------------
                   Net earnings (loss).........................   $       190        $     (9,289)
                   Foreign currency translation adjustment.....        (1,460)               (453)
                                                                  ----------------   ----------------
                   Comprehensive Loss                             $    (1,270)       $     (9,742)
                                                                  ================   ================

(8) STOCKHOLDERS' EQUITY

    In July 2000, the Company announced that its Board of Directors had authorized the repurchase of up to 1,000,000 shares of common stock in open market and privately negotiated transactions, with purchases to be made from time to time through May 31, 2001. Shares repurchased will be held as treasury stock to be available for stock option and other equity compensation and benefits plans. During the three months ended March 31, 2001 the Company repurchased 42,300 shares under this program. As of March 31, 2001, a total of 53,300 shares had been repurchased under the program.

(9) COMMITMENTS AND CONTINGENCIES

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

    A significant part of the Company's marketing efforts are focused on areas outside the United States. Foreign sales are subject to special risks inherent in doing business outside of the United States, including the risk of war, civil disturbances, exchange rate fluctuations, embargo and government activities, as well as risks of compliance with U.S. and foreign laws, including tariff regulations and import/export restrictions, which may disrupt markets and affect operating results.

    Demand for products from customers in developing countries is difficult to predict and can fluctuate significantly from year to year. These changes in demand result primarily from the instability of economies and governments in certain developing countries, changes in internal laws and policies affecting trade and investment, and the adoption of new technologies and purchasing practices. These risks may adversely affect the future operating results and financial position of the Company. In addition, sales to customers in developing countries on extended terms can present heightened credit risks.

(10) ACQUISITIONS

    On January 3, 2001, the Company acquired all of the outstanding capital stock of Pelton for approximately $6 million cash and a $3 million two-year unsecured promissory note. Pelton is based in Ponca City, Oklahoma and designs, manufactures and sells seismic vibrator control systems, vibrator positioning systems and explosive energy control systems.

    The acquisition was accounted for by the purchase method, with the purchase price allocated to the fair value of assets purchased and liabilities assumed. The preliminary allocation of the purchase price as of March 31, 2001, including related direct costs, for the acquisition of Pelton was as follows (in thousands):

     Fair values of assets and liabilities
          Net current assets...................................      $   5,623
          Property, plant and equipment........................            373
          Intangible assets....................................          3,187
                                                                     ---------
              Total allocated purchase price...................          9,183
     Less non-cash consideration - note payable................          3,000
     Less cash of acquired business............................          2,032
                                                                     ---------
     Cash used for business acquisition, net of cash acquired..      $   4,151
                                                                     =========

    The consolidated results of operations of the Company include the results of Pelton from the date of acquisition. The revenues and net income of Pelton prior to the acquisition dates were not material to the Company's consolidated results of operations.

(11) SIGNIFICANT CHARGES AND RECOVERIES

    Significant pre-tax charges of $4.5 million, net, were recorded during the three months ending March 31, 2000 and included a charge of $8.7 million of inventory charges (included in cost of sales) related to the Company's decision to commercialize VectorSeis(TM) digital sensor products having higher technical standards than the products that were previously produced. The Company had decided to commercialize these earlier VectorSeis(TM) products which were since proven not to be commercially feasible based on data gathered from VectorSeis(TM) digital sensor surveys, the anticipated longer-term market recovery for new seismic instrumentation and given current and expected market conditions. Other charges were $4.2 million of an inventory write-down in the Marine Division (included in cost of sales); $2.4 million of bad debt expense (included in general and administrative expense), $1.3 million of charges related to the employee reduction in workforce worldwide (included in general and administrative expense); and $0.7 million of charges related to legal settlements (included in cost of sales -- $0.3 million, and in general and administrative expense -- $0.4 million). These charges were offset in part by $12.8 million of recoveries attributable to a more favorable than anticipated resolution of a customer's bankruptcy settlement, consisting of a $10.2 million reduction in allowance for loan loss (recorded as a reduction to general and administrative expense) and a $2.6 million reversal of warranty reserves based on this bankruptcy settlement (recorded as a reduction to cost of sales).

    No material special charges were recorded in the quarter ending March 31, 2001. In response to prevailing seismic industry conditions, the Company, during 2000, began concentrating on lowering its cost structure, consolidating product offerings and reorganizing into a products-based operating structure. The Company continues to evaluate additional restructuring and cost control solutions with the goal of returning to profitability as quickly as practicable. Implementing these solutions could result in additional charges against earnings.

(12) CHANGE IN FISCAL YEAR

    During 2000, the Company changed its fiscal year end from May 31 to a fiscal year ending December 31 of each year. The Company filed a Transition Report on Form 10-K for the transition period ended December 31, 2000. The Company commenced reporting on a calendar year basis with the filing of this Form 10-Q for the quarter ended March 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    Net sales have traditionally been directly related to the level of worldwide oil and gas exploration activity and the profitability and cash flows of oil and gas companies and seismic contractors. These are affected by expectations regarding the supply and demand for oil and natural gas, energy prices, and discovery and development costs. However, the seismic industry has been adversely affected by surplus seismic data, principally marine "spec" data, used to generate exploration prospects. Influential factors may include, but are not limited to, those described in Cautionary Statement for Purposes of Forward-Looking Statements -- Continuation of Downturn in Seismic Services Industry Will Adversely Affect Results of Operations and Financial Condition and Risk From Significant Amount of Foreign Sales Could Adversely Affect Results of Operations.

    Results of operations and financial condition have been affected by acquisitions of businesses and significant charges during certain prior periods, which may affect the comparability of the financial information. The following discussion and analysis of results of operations and financial condition should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q and the Company's Transition Report on Form 10-K for the seven months ended December 31, 2000.

SUMMARY REVIEW AND OUTLOOK

    The seismic industry continues to show signs of a broadening recovery from the depressed levels of activity over the past several years. Demand for the Company's land products is expected to increase through 2001. During the first quarter of 2001, the Company announced the release of its new land recording system, the I/O IMAGE(TM) system, which features full integration of cable-based and radio-based seismic recording under a single control interface. However, continued equipment oversupply in the marine seismic fleets should result in only a modest recovery in the marine seismic sector before the end of the year. Total revenue growth for fiscal 2001 is anticipated to be 35% to 40% compared to total revenues for calendar 2000. The Company believes that it will approach profitable results of operations for the second quarter of fiscal 2001 and that it will record profitable results overall for fiscal 2001.

    The Company's key strategies involve optimizing the performance of its core business, developing and commercializing new seismic imaging technology in the marketplace, and expanding its business through acquisitions and alliances.

    The Company is continuing to invest resources and seek improvements in seismic data acquisition technology. A few of the goals the Company is seeking to achieve during 2001 include commercializing its VectorSeis(TM) technology, further development in land seismic ground electronics, and developing new product offerings in hydrocarbon reservoir monitoring.

    The Company finished production of the previously announced 1,500 VectorSeis(TM) stations in April 2001. The Company has completed five jobs with the VectorSeis(TM) stations, four in Canada and one in the United States. The Company is on track to make a determination this summer regarding full commercialization of the VectorSeis(TM) platform in its commercial packaging.

    The Company expects to begin beta testing a next generation land data acquisition system by the end of 2001 to enable the Company to include a lightweight land system in its product portfolio.

    The Company also plans to create a new business unit for its MEMS (micro-electromechanical systems) facility in Stafford, Texas during 2001 to provide for the production of MEMS components for VectorSeis(TM) products and also to seek additional applications and revenue sources for its MEMS capacity and technology.

    The Company does not intend to invest its resources into developing or producing a solid marine streamer product as an alternative to its liquid-filled streamers. See Cautionary Statement for Purposes of Forward-Looking Statements -- Pressure from Competitors Could Adversely Affect Results of Operations.

    With regards to the proposed activities described above, no assurances can be made that the Company will implement any of these potential actions, and if so, whether any of them will prove successful or the degree of that success.

FISCAL YEAR CHANGE

    During 2000, the Company changed its fiscal year end from May 31 to a fiscal year ending December 31 of each year. The Company filed a Transition Report on Form 10-K for the transition period ended December 31, 2000. The Company commenced reporting on a calendar year basis with the filing of this Form 10-Q for the quarter ended March 31, 2001.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

    Net Sales: Net sales of $42.4 million for the three months ended March 31, 2001 increased $2.4 million, or 6%, compared to the corresponding period one year prior. The increase is primarily due to increased demand for products produced by the Land Division, offset by decreased net sales of the Marine Division. Net sales of the Land Division increased $10.2 million, or 58%, as a result of improving industry conditions and the acquisition of Pelton. Net sales for the Marine Division decreased $7.8 million, or 35%, compared to the corresponding period one year prior. The decrease in net sales of the Marine Division is due to lessened industry demand attributable to continued equipment oversupply in marine seismic fleets.

    Cost of Sales: Cost of sales of $25.7 million for the three months ended March 31, 2001 decreased $15.9 million, or 38%, compared to the corresponding period one year prior. Cost of sales of the Land Division was $18.5 million and cost of sales of the Marine Division was $7.2 million. Results for the three months ended March 31, 2000 included $10.6 million, net, in significant charges for inventory write-downs partially offset by favorable legal settlements. Excluding the effect of these significant net charges, cost of sales decreased $5.3 million, or 18%, compared to the corresponding period one year prior.

    Gross Profit. Gross profits for the three months ended March 31, 2001 increased $18.3 million compared to the corresponding period one year prior. Gross profit percentage for the three months ended March 31, 2001 was 39.4%. Excluding the effect of significant charges, first quarter 2001 gross profits increased $7.7 million compared to the corresponding period one year prior. Excluding the effect of these significant charges, gross profit percentage for the three months ended March 31, 2000 was 22.6%. A significant contribution to the higher 2001 gross profit percentage was a sale of an ocean-bottom cable system, which is a factor that is not expected to recur in the second quarter of 2001. Excluding the sale of the ocean bottom cable system, gross profit percentage for the three months ended March 2001 was 36.7%.

    Research and Development: Research and development expense of $7.5 million for the three months ended March 31, 2001 increased $0.3 million, or 4%, compared to the corresponding period one year prior. Research and development expense has remained relatively constant due to VectorSeis(TM) development costs partially offset by a significantly narrowed focus on a smaller number of technology developments for land, marine and reservoir applications. All costs for prototype parts unique to VectorSeis(TM) are being expensed in the period incurred.

    Marketing and Sales: Marketing and sales expense of $3.3 million for the three months ended March 31, 2001 increased $0.7 million, or 25%, compared to the corresponding period one year prior. The increase is primarily related to increased net sales and higher gross profit percentage on current period net sales, which has, in turn, led to higher commission costs.

    General and Administrative: General and administrative expense of $4.9 million for the three months ended March 31, 2001 increased $7.6 million, or 279%, compared to the corresponding period one year prior. Results for the three months ended March 31, 2000 included significant net recoveries of $6.1 million due to favorable legal settlements, offset by bad debt expense, work-force reductions and unfavorable legal settlements. Excluding the effect of these significant net recoveries in 2000, general and administrative expense increased $1.7 million in 2001. This increase in general and administrative expense is partially attributable to increased compensation expense, reflecting estimated accruals for profit based bonuses this year, and the inclusion of Pelton in the current quarter.

    Amortization and Impairment of Intangibles: Amortization and impairment of intangibles of $1.1 million for the three months ended March 31, 2001 decreased $0.9 million, or 45%, compared to the corresponding period one year prior. The decrease is due to the impairment of $31.9 million of goodwill recorded during the three months ended June 30, 2000.

    Total Interest and Other Income: Total interest and other income of $1.6 million for the three months ended March 31, 2001 decreased $0.3 million, or 14%, compared to the corresponding period one year prior primarily as a result of decreasing interest rates on lower cash balances.

    Income Tax (Benefit) Expense: Income tax expense of $1.0 million for the three months ended March 31, 2001 increased $0.9 million, compared to the corresponding period one year prior. The increase in income tax expense is due primarily to: (i) increased profitability of Company operations in Dutch and English tax jurisdictions in 2001, and (ii) a lack of offsetting recognition for a tax benefit from domestic net operating losses of the consolidated Company operations in both periods. In assessing the realizability of its deferred income tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets become deductible. The Company considered the scheduled reversal of deferred income tax liabilities and projected future taxable income in making this assessment.

    In order to fully realize the deferred income tax assets, the Company will need to generate future taxable income of approximately $158 million over the next 19-20 years. Although the Company has experienced significant losses in recent fiscal years, taxable income for the years 1996 through 1998 aggregated approximately $128 million. Regardless, the ultimate realization of the net deferred tax assets, prior to the expiration of the net operating loss carry-forward in the next 19-20 years, will require a return to levels of profitability that existed prior to the Company's fiscal year ended May 31, 1999.

    Preferred Stock Dividends: Preferred stock dividends for the three months ended March 31, 2001 and 2000 are related to outstanding Series B and Series C Preferred Stock. The dividends are recognized as a charge to retained earnings at the rate of 8% per year, compounded quarterly (of which 7% is accounted for as accrued dividends and 1% is paid as a quarterly cash dividend). The preferred stock dividend charge for the three months ended March 31, 2001 was $1.4 million, compared to $1.2 million for the corresponding period one year prior.

Liquidity and Capital Resources

    The Company has typically financed operations from internally generated cash and funds from equity financings. Cash and cash equivalents were $77.0 million at March 31, 2001, a decrease of $15.3 million, or 17%, compared to December 31, 2000. The decrease is due to negative cash flows from operating activities and investing activities for the three months ended March 31, 2001. Net cash used in operating activities was $10.0 million for the three months ended March 31, 2001, an increase of $9.8 million, compared to the corresponding period one year prior. The changes in working capital items for the three months ended March 31, 2001 represented a $14.9 million use of cash, due primarily to increases in receivables and inventories as a result of increased net sales and anticipated higher sales levels in succeeding quarters. The various working capital accounts can vary in amount substantially from period to period, depending upon levels of sales, product mix sold, demand for products, percentages of cash versus credit sales, collection rates, inventory levels, and general economic and industry factors. Excluding changes in working capital items, operating cash flow was a positive $4.9 million.

    Net cash flow used in investing activities was $5.8 million for the three months ended March 31, 2001, an increase of $5.0 million, or 651%, compared to the corresponding period one year prior. The principal investing activities were capital expenditure projects and the purchase of all the capital stock of Pelton. Planned capital expenditures for 2001 of approximately $8.0 million include the purchase of advanced manufacturing machinery and additional equipment for the rental equipment fleet.

    Cash flow provided by financing activities was a positive $0.5 million for the three months ended March 31, 2001, which remained relatively constant compared to the corresponding period one year prior. The Company believes the combination of existing working capital, current cash on hand and access to other financing sources will be adequate to meet anticipated capital and liquidity requirements for the foreseeable future.

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

    The combined gross trade accounts receivable and trade notes receivable balance as of March 31, 2001, from customers in Russia and other former Soviet Union countries was approximately $9.1 million and was approximately $10.0 million from customers in Latin American countries. As of March 31, 2001 the total allowance for doubtful accounts (foreign and US) was $1.6 million and the allowance for loan losses was $10.8 million. During the three months ended March 31, 2001, there were $3.1 million of sales to customers in Russia and other former Soviet Union countries (substantially all in the form of cash sales backed by irrevocable letters of credit), $0.8 million of sales to customers in Latin American countries and $2.1 million of sales to customers in China. All terms of sale for these foreign receivables are denominated in US dollars. Russia and certain Asian and Latin America countries have experienced economic problems and uncertainties and devaluations of their currencies in recent years. To the extent that economic conditions in the Former Soviet Union, Latin America, China or elsewhere negatively affect future sales to customers in those regions or the collectibility of existing receivables, future results of operations, liquidity and financial condition may be adversely affected.

CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD-LOOKING STATEMENTS

    Certain information contained in this Quarterly Report on Form 10-Q (including statements contained in Part I - Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition), as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences, conference calls, or otherwise, may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and are subject to the "Safe Harbor" provisions of that section. This information includes, without limitation, statements concerning future results of operation, future revenues, future costs and expenses, future margins and write-downs and special charges and savings and benefits therefrom; anticipated timing of commercialization of and capabilities of products planned or under development, including lightweight land seismic systems; products incorporating the Company's VectorSeis(TM) technology; further applications and revenue sources for the Company's MEMS technology and facility capacity; future demand for I/O products; anticipated product releases and technological advances; the future mix of business and future asset recoveries; the realization of deferred tax assets; the effects of and expected benefits from acquisitions and strategic alliances; the effect of changes in accounting standards on the results of operations and financial condition; the effect of the Euro's introduction; the inherent unpredictability of adversarial proceedings and other contingent liabilities; future capital expenditures and I/O's future financial condition; future energy industry and seismic services industry conditions; and world economic conditions, including those in the Former Soviet Union, Latin America and Asian countries. These statements are based on current expectations and involve a number of risks and uncertainties, including those set forth below and elsewhere in this Quarterly Report on Form 10-Q. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove correct.

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

    There can be no assurance that the Company will not encounter resource constraints or technical or other difficulties that could delay introduction of new products in the future. No assurances can be given as to whether any new products incorporating the VectorSeis(TM) digital sensor (or any other product introductions or enhancements) will be commercially feasible or accepted in the marketplace by present or future customers. If the Company is unable, for technological or other reasons, to develop competitive products in a timely manner in response to changes in the seismic data acquisition industry or other technological changes, business and operating results will be materially and adversely affected. In addition, continuing development of new products inherently carries the risk of inventory obsolescence with respect to older products. Updates and upgrades in product offerings through newly introduced products and product lines, whether internally developed or obtained through acquisitions, carry with them the potential for customer concerns of product reliability, which may have the effect of lessening customer demand for those products.

    Pressure from Competitors Could Adversely Affect Results of Operations. The market for seismic data acquisition systems and seismic instrumentation is highly competitive and is characterized by consolidation, as well as continual and rapid changes in technology. Competitors for land and marine seismic equipment include, among others, Fairfield Industries; Geo-X Systems, Limited; JGI Incorporated; OYO Geospace Corporation; Bolt Technology Corporation; Teledyne Brown Engineering, an affiliate of Allegheny Teledyne Company; Thomson Marconi Sonar P/L; Geoscience Corp. and Societe d'etudes Recherches et Construction Electroniques ("Sercel"), both affiliates of Compagnie General de Geophysique (CGG). Unlike I/O, companies such as Sercel and Geoscience Corp. possess the advantage of selling to an affiliated seismic contractor.

    Competition in the industry is expected to intensify and could adversely affect future results. Several competitors have greater name recognition, more extensive engineering, manufacturing and marketing capabilities, and greater financial, technological and personnel resources. In addition, certain companies in the industry have expanded and improved their product lines or technologies in recent years. Specifically, the recent introduction by one competitor of a lightweight land seismic system has had an adverse effect on the Company's net sales in recent periods. In addition, one of the Company's competitors has introduced a marine solid streamer product, and the Company believes another competitor is developing or has developed a similar product. Currently, the Company does not have a competitive solid streamer product offering and does not intend to develop or produce one. Consequently, the Company's net sales of marine streamers have been, and will continue to be, adversely affected to the extent customers prefer solid streamers over the Company's liquid filled product. There can be no assurance that the Company will be able to compete successfully in the future with existing or new competitors. Pressures from competitors offering lower-priced products or products employing new technologies could result in future price reductions and lower margins.

    A continuation of the trend toward consolidation and concentrated buying power in the oil field services industry will also have an adverse effect on the demand for the Company's products and services.

    Continuation of Downturn in Seismic Services Industry Will Adversely Affect Results of Operations and Financial Condition. Demand for products is dependent upon the level of worldwide oil and gas exploration and development activity and the available inventory of seismic data used to generate exploration prospects. This activity in turn is primarily dependent upon oil and gas prices, which have been subject to wide fluctuation in recent years in response to changes in the supply and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond the Company's control. Worldwide oil prices declined beginning in October 1997 and remained at lower levels through February 1999. Despite the recovery in commodity prices since then, energy producers' continuing concerns over the sustainability of higher prices for hydrocarbon production resulted in lower exploration budgets by energy companies, which has resulted in weak demand for seismic data acquisition equipment. Other factors which have negatively impacted demand for products have been the weakened financial condition of many customers, consolidations among energy producers and oilfield service and equipment providers, an oversupply in the marketplace of current-generation seismic equipment, a current industry-wide oversupply of "spec" seismic data, pricing pressures from competitors and customers, and the destabilized economies in many developing countries. Despite higher prices for oil and natural gas since February 1999, it is expected that any turnaround for the seismic equipment market will occur later than for other sectors of the energy services industry.

    It is impossible to predict the length of the downturn for the seismic equipment market with any certainty. A further prolonged downturn in market demand for products will have a material adverse effect on results of operations and financial condition. No assurances can be given as to future levels of worldwide oil and natural gas prices, the future level of activity in worldwide oil and gas exploration and development and their relationship(s) to the demand for products. Additionally, no assurances can be given that efforts to reduce and contain costs will be sufficient to offset the effect of the expected continued lower levels of net sales until industry conditions improve.

    Loss of Significant Customers Will Adversely Affect the Company. A relatively small number of customers have accounted for a large portion of net sales, although the degree of sales concentration with any one customer has varied from fiscal year to year. During the three months ended March 31, 2001, four customers (Western Geco, Veritas DGC, Schlumberger, and Argas) accounted for approximately 52% of net sales. The loss of any one of these customers could have a material adverse effect on net sales, the results of operation and financial condition of the Company.

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

    Demand for products from customers in developing countries (including Russia and other Former Soviet Union countries as well as certain Latin American and Asian countries, including China) is difficult to predict and can fluctuate significantly from year to year. These changes in demand result primarily from the instability of economies and governments in certain developing countries, changes in internal laws and policies affecting trade and investment, and because those markets are only beginning to adopt new technologies and establish purchasing practices. These risks may adversely affect future operating results and the Company's financial position. In addition, sales to customers in developing countries on extended terms present heightened credit risks for the reasons discussed above.

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

    Significant Payment Defaults under Sales Arrangements Could Adversely Affect the Company. The Company sells to many customers on extended-term arrangements. Significant payment defaults by customers could have a material adverse effect on the Company's financial position and results of operations. A significant portion of trade notes and accounts receivable balance as of March 31, 2001 was attributable to sales made in the former Soviet Union, Latin American and Asian countries.

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

    Risks Related to Acquisitions. The Company may make further acquisitions in the future. Acquisitions require significant financial and management resources both at the time of the transaction and during the process of integrating the newly acquired business into current operations. Operating results could be adversely affected if the Company is unable to successfully integrate newly acquired companies into operations. Structural changes in internal organization, which may result from acquisitions, may not always produce the desired financial or operational results.

    Certain acquisitions or strategic transactions may be subject to approval by the other party's shareholders, United States or foreign governmental agencies, or other third parties. Accordingly, there is a risk that important acquisitions or transactions could fail to conclude as planned. Future acquisitions could also result in issuance of equity securities or the rights associated with the equity securities, which could potentially dilute earnings per share. In addition, future acquisitions could result in the incurrence of additional debt, taxes, or contingent liabilities, and amortization expenses related to goodwill and other intangible assets. These factors could adversely affect future operating results and the Company's financial position.

     Failure to Protect Intellectual Property Will Adversely Affect Operations. The Company believes that technology is a primary basis of competition in the industry. Although the Company currently holds certain intellectual property rights relating to its product lines, there can be no assurance that these rights will not be challenged by third parties or that the Company will obtain additional patents or other intellectual property rights in the future. Additionally, there can be no assurance that efforts to protect its trade secrets will be successful or that others will not independently develop similar products or design around any of the intellectual property rights owned by the Company or that the Company will be precluded by others' patent claims.

    Disruption in Vendor Supplies Will Affect Financial Results. The Company's manufacturing process requires a high volume of quality components. Certain components used by the Company are currently provided by only one supplier. The Company may, from time to time, experience supply or quality control problems with suppliers, and such problems could significantly affect the Company's ability to meet production and sales commitments. Reliance on certain suppliers, as well as industry supply conditions generally involve several risks, including the possibility of a shortage or a lack of availability of key components and increases in component costs and reduced control over delivery schedules; any of which could adversely affect future financial results.

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

    Stock Volatility and Absence of Dividends May Adversely Affect Stock Price. In recent years, the stock market in general, and the market for energy and technology stocks in particular, including the Company's common stock, have experienced extreme price fluctuations. There is a risk that future stock price fluctuations could impact Company operations. Stock price declines could affect the Company's ability to successfully attract and retain qualified personnel, complete desirable business combinations or accomplish financing or similar transactions in the future. The Company has historically not paid, and does not intend to pay in the foreseeable future, cash dividends on common stock.

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

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) List of Documents Filed.

     15.1 Acknowledgement Letter Regarding Unaudited Interim Financial Information from KPMG LLP.

     99.1 Independent Accountants' Review Report.

    (b) Reports on Form 8-K.

     On February 6, 2001, the Company filed a Current Report on Form 8-K reporting under Item 9. Regulation FD Disclosure concerning the Company's results of operations for the seven months ended December 31, 2000.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Stafford, State of Texas, on May 11, 2001.

                                     INPUT/OUTPUT, INC.


                                     By /s/ TIMOTHY J. PROBERT
                                        ----------------------------------------
                                            President & Chief Executive Officer
                                               (principal executive officer)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------

 15.1 Acknowledgement Letter Regarding Unaudited Interim Financial Information from KPMG LLP.

 99.1    Independent Accountants' Review Report.