Form 10-Q
period 2001-06-30
INPUT OUTPUT INC
filed 2001-08-14
CIK 866609

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [ ]

At June 30, 2001 there were 51,266,173 shares of common stock, par value $0.01 per share, outstanding.

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2001


PART I.     Financial Information.                                          Page

Item 1.     Financial Statements.

            Consolidated Balance Sheets
              June 30, 2001 (unaudited) and December 31, 2000..............    3

            Consolidated Statements of Operations
              Three and six months ended June 30, 2001 (unaudited)
              and June 30, 2000 (unaudited)................................    4

            Consolidated Statements of Cash Flows
              Six months ended June 30, 2001 (unaudited) and June 30, 2000
              (unaudited)..................................................    5

            Notes to Unaudited Consolidated Financial Statements...........    6

Item 2.     Management's Discussion and Analysis of Results of
              Operations and Financial Condition...........................   10

Item 3.     Quantitative and Qualitative Disclosures about Market Risk.....   18

PART II.    Other Information.

Item 6.     Exhibits and Reports on Form 8-K...............................   19

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      (UNAUDITED)
                                             ASSETS                     JUNE 30,     DECEMBER 31,
                                                                          2001          2000
                                                                      ------------   ------------
Current assets:
  Cash and cash equivalents.........................................  $  81,637       $  92,376
     Restricted cash................................................      1,387           1,115
     Accounts receivable, net.......................................     45,520          30,920
     Current portion notes receivable, net..........................      4,115           7,889
     Inventories....................................................     79,087          67,646
     Deferred income tax asset......................................     12,519          12,081
     Prepaid expenses...............................................      2,757           2,217
                                                                      ---------       ---------
             Total current assets...................................    227,022         214,244
  Long-term notes receivable........................................      6,166           6,150
  Deferred income tax asset.........................................     42,333          42,771
  Property, plant and equipment, net................................     44,734          51,267
  Goodwill, net.....................................................     46,724          47,098
  Other assets, net.................................................      6,332           4,103
                                                                      ---------       ---------
             Total assets...........................................  $ 373,311       $ 365,633
                                                                      =========       =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
     Current maturities of long-term debt...........................  $   3,006       $   1,207
     Accounts payable...............................................     14,069           8,283
     Accrued expenses...............................................     21,416          23,388
                                                                      ---------       ---------
             Total current liabilities..............................     38,491          32,878
  Long-term debt, net of current maturities.........................      7,312           7,077
  Other long-term liabilities.......................................        233             275

  Stockholders' equity:
     Cumulative convertible preferred stock, $0.01 par value;
       authorized 5,000,000 shares; issued and outstanding 55,000 shares at the end of both periods (liquidation value of $55
       million).....................................................          1               1
     Common stock, $0.01 par value; authorized 100,000,000 shares;
       outstanding 51,266,173 shares and 50,936,420 shares,
       respectively.................................................        515             512
     Additional paid-in capital.....................................    356,927         352,294
     Retained deficit...............................................    (19,033)        (19,422)
     Accumulated other comprehensive loss...........................     (8,238)         (5,353)
     Treasury stock, at cost, 281,398 shares and 243,500 shares,
       respectively.................................................     (2,162)         (1,737)
     Unamortized restricted stock compensation......................       (735)           (892)
                                                                      ---------       ---------
        Total stockholders' equity..................................    327,275         325,403
                                                                      ---------       ---------
             Total liabilities and stockholders' equity.............  $ 373,311       $ 365,633
                                                                      =========       =========

See accompanying notes to unaudited consolidated financial statements and accompanying independent accountants' review report.

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                 JUNE 30,                         JUNE 30,
                                                    -------------------------------------------------------------
                                                         2001            2000             2001           2000
                                                    -----------      ------------    -----------      -----------
    Net sales..................................     $    59,868      $    26,624     $   102,277      $    66,665
    Cost of sales..............................          38,858           22,874          64,557           64,476
                                                    -----------      ------------    -----------      -----------
             Gross profit......................          21,010            3,750          37,720            2,189
                                                    -----------      ------------    -----------      -----------

    Operating expenses:
       Research and development................           7,659            7,072          15,196           14,332
       Marketing and sales.....................           3,500            2,656           6,819            5,340
       General and administrative..............           4,717           13,411           9,610           10,674
       Amortization and impairment of
           intangibles.........................           1,185           33,598           2,321           35,656
                                                    -----------      -----------     -----------      -----------
              Total operating expenses.........          17,061           56,737          33,946           66,002
                                                    -----------      -----------     -----------      -----------

    Earnings (loss) from operations............           3,949          (52,987)          3,774          (63,813)

    Interest expense...........................            (383)            (212)           (590)            (407)
    Interest income............................           1,195              549           2,486            2,465
    Other income (expense).....................            (407)           1,553            (100)           1,493
                                                    -----------      -----------     -----------      -----------
    Income (loss) before income taxes..........           4,354          (51,097)          5,570          (60,262)
    Income tax expense.........................           1,370            2,032           2,396            2,156
                                                    -----------      -----------     -----------      -----------
    Net earnings (loss)........................           2,984          (53,129)          3,174          (62,418)
    Preferred dividend.........................           1,395            1,180           2,785            2,338
                                                    -----------      -----------     -----------      -----------
    Net earnings (loss) applicable to
       common shares...........................     $     1,589      $   (54,309)    $       389      $   (64,756)
                                                    ===========      ===========     ===========      ===========

    Basic earnings (loss) per common share.....     $      0.03      $     (1.07)    $      0.01      $     (1.28)
                                                    ===========      ===========     ===========      ===========
    Weighted average number of
       common shares outstanding...............      50,891,153       50,765,728      50,909,476       50,775,626
                                                    ===========      ===========     ===========      ===========

    Diluted earnings (loss) per common share...     $      0.03      $     (1.07)    $      0.01            (1.28)
                                                    ===========      ===========     ===========      ===========
    Weighted average number of  diluted
       common shares outstanding...............      52,178,755       50,765,728      52,176,499       50,775,626
                                                    ===========      ===========     ===========      ===========

See accompanying notes to unaudited consolidated financial statements and accompanying independent accountants' review report.

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                       SIX MONTHS ENDED
                                                                           JUNE 30,

                                                                  -------------------------
                                                                     2001             2000
                                                                  ---------        --------
  Cash flows from operating activities:
     Net earnings (loss)......................................   $     3,174   $   (62,418)

  Adjustments to reconcile net earnings (loss) to net cash
     used in operating activities:
     Depreciation and amortization............................         8,894        12,260
     Amortization of restricted stock and other
     stock compensation.......................................           207          (686)
     Impairment or loss (gain) on disposal of fixed assets....           (64)        4,227
     Bad debt collections and loan losses.....................           (85)       (5,269)
     Inventory obsolescence...................................            --         8,700
     Impairment of intangibles and other assets...............            --        31,596

  Changes in assets and liabilities, net of above provisions:
     Accounts and notes receivable............................       (10,019)        5,438
     Inventories..............................................       (11,092)       18,434
     Leased equipment.........................................         4,276
     Accounts payable and accrued expenses....................         3,583           199
     Income taxes payable/receivable..........................        (1,405)        2,214
     Other assets and liabilities.............................        (2,519)       (1,711)
                                                                 -----------   -----------
     Net cash (used in) provided by operating activities......        (5,050)       12,984
                                                                 -----------   -----------

  Cash flows from investing activities:
     Purchase of property, plant and equipment................        (2,830)       (2,157)
     Cash paid for acquisitions...............................        (4,151)           --
                                                                 -----------   -----------
     Net cash used in investing activities....................        (6,981)       (2,157)
                                                                 -----------   -----------

  Cash flows from financing activities:
     Payments on long-term debt...............................          (966)         (547)
     Payments of preferred dividends..........................          (275)         (275)
     Proceeds from exercise of stock options..................         1,736           280
     Proceeds from issuance of common stock to
       employee Stock Purchase Plan...........................           371            --
     Purchase of treasury stock...............................          (456)          403
                                                                 -----------   -----------
     Net cash provided by (used in) financing activities......           410          (139)
                                                                 -----------   -----------

     Effect of change in foreign currency exchange rates on
        cash and cash equivalents.............................           882           531
                                                                 -----------   -----------
     Net increase (decrease) in cash and cash equivalents.....       (10,739)       11,219
     Cash and cash equivalents at beginning of period.........        92,376        82,749
                                                                 -----------   -----------
     Cash and cash equivalents at end of period...............   $    81,637   $    93,968
                                                                 ===========   ===========


See accompanying notes to unaudited consolidated financial statements and accompanying independent accountants' review report.

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)    BASIS OF PRESENTATION

    The consolidated balance sheet of Input/Output, Inc. and its subsidiaries (collectively referred to as the "Company" or "I/O") at December 31, 2000 has been derived from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 2001, and the consolidated statements of operations for the three and six months ended June 30, 2001 and 2000, and the consolidated statements of cash flows for the six months ended June 30, 2001 and 2000, have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, which are necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the operating results for a full year or of future operations.

    These consolidated financial statements have been prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's Transition Report on Form 10-K for the seven months ended December 31, 2000. Certain amounts previously reported in the consolidated financial statements have been reclassified to conform to the current period's presentation.

(2)    SEGMENT INFORMATION

    The Company evaluates and reviews results based on two segments, Land and Marine, to allow for increased visibility and accountability of costs and more focused customer service and product development. The Company measures segment operating results based on earnings (loss) from operations. A summary of segment information for the three and six months ended June 30, 2001 and 2000 is as follows (in thousands):

                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                               JUNE 30,                     JUNE 30,
                                       -------------------------    -------------------------
                                         2001             2000        2001             2000
                                       ---------       ---------    --------         --------
    Net sales:
                                       $ 44,228        $  18,930    $  72,041       $  36,583
      Land...........................
      Marine.........................    15,640            7,694       30,236          30,082
                                       --------        ---------    ---------       ---------
      Total..........................  $ 59,868        $  26,624    $ 102,277       $  66,665
                                       ========        =========    =========       =========

    Depreciation and amortization:
      Land...........................  $  1,822        $   9,042    $  4,107        $  11,723
      Marine.........................       839           26,878       1,752           28,638
      Corporate......................     1,468            1,963       3,035            3,495
                                       --------        ---------    --------        ---------
      Total..........................  $  4,129        $  37,883    $  8,894        $  43,856
                                       ========        =========    ========        ==========
    Earnings (loss) from
     Operations:

      Land...........................  $  5,652        $ (11,082)   $  5,981        $ (15,642)
      Marine.........................     2,897          (36,974)      6,984          (27,797)
      Corporate......................    (4,600)          (4,931)     (9,191)         (20,374)
                                       --------       ----------
      Total..........................  $  3,949       $  (52,987)   $  3,774        $ (63,813)
                                       ========       ==========    ========        =========


                                                    JUNE 30,           DECEMBER 31,
               Total assets:                         2001                 2000
                                                 ------------          ------------
                     Land.......................  $142,114              $  116,554
                     Marine.....................    72,789                  69,897
                     Corporate..................   158,408                 179,182
                                                  --------              ----------
                     Total......................  $373,311              $   65,633
                                                  ========              ==========

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

(3)    INVENTORIES

    A summary of inventories is as follows (in thousands):

                                                               JUNE 30,       DECEMBER 31,
                                                                2001             2000
                                                             ------------    -------------
        Raw materials......................................  $  46,007          $  39,988
        Work-in-process....................................      9,709              6,774
        Finished  goods ...................................     23,371             20,884
                                                             ----------         ---------
                                                             $  79,087          $  67,646
                                                             ==========         =========

(4)    NOTES RECEIVABLE

    The recorded investment in notes receivable for which an allowance for loan loss has been recognized was $12.2 million at June 30, 2001. A summary of notes receivable and allowance for loan loss is as follows (in thousands):

                                                                JUNE 30,      DECEMBER 31,
                                                                  2001           2000
                                                             ------------    -------------
        Notes receivable...................................  $  21,156          $  24,986
          Allowance for loan loss .........................    (10,875)           (10,947)
                                                             ------------       ---------
        Notes receivable, net .............................     10,281             14,039
        Current portion notes receivable, net .............      4,115              7,889
                                                             ------------       ---------
        Long-term notes receivable ........................  $   6,166          $   6,150
                                                             ============       =========

 The activity in the allowance for loan loss is as follows (in thousands):

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                             ----------------------------
                                                               2001                2000
                                                             --------           ---------
         Balance at beginning of period .................    $ 10,947           $  30,006
         Additions charged to costs and expenses.........         568               7,454
         Recoveries reducing costs and expenses..........        (440)            (16,811)
         Write-downs charged against the allowance.......        (200)             (7,042)
                                                             --------           ---------
         Balance at end of period .......................    $ 10,875           $  13,607
                                                             ========           =========

(5)      EARNINGS (LOSS) PER COMMON SHARE

    Basic earnings (loss) per share is computed by dividing net earnings (loss) applicable to common stock by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined on the assumption that outstanding dilutive stock options have been exercised and the aggregate proceeds were used to reacquire common stock using the average price of such common stock for the period. The following table summarizes the calculation of weighted average number of common shares and weighted average number of diluted common shares outstanding for purposes of the computation of basic earnings (loss) per common share and diluted earnings (loss) per common share (in thousands, except share and per share amounts):

                                                                    THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                         JUNE 30,                              JUNE 30,
                                                             --------------------------------      -------------------------------
                                                                  2001               2000               2001              2000
                                                             -------------      -------------      ------------       ------------
    Net earnings (loss) applicable to common shares........  $       1,589      $    (54,309)      $        389       $    (64,756)

    Weighted average number of common shares
      outstanding..........................................     50,891,153        50,765,728         50,909,476         50,775,626

    Effect of dilutive stock options and other common
      stock equivalents....................................      1,287,602                --          1,267,023                 --
                                                             -------------      ------------       ------------      -------------

    Weighted average number of diluted common shares
      outstanding..........................................     52,178,755        50,765,728         52,176,499         50,775,626
                                                             =============      ============       ============      =============

    Basic earnings (loss) per common share.................  $        0.03      $      (1.07)      $       0.01      $       (1.28)
                                                             =============      =============      ============      ==============

    Diluted earnings (loss) per common share...............  $        0.03      $      (1.07)      $       0.01      $       (1.28)
                                                             =============      =============      ============      ==============


    At June 30, 2001 and 2000, 4,996,173 and 5,001,875 shares subject to stock options were considered anti-dilutive and not included in the calculation of diluted earnings (loss) per common share. In addition, the outstanding convertible preferred stock is considered anti-dilutive for all periods shown and is not included in the calculation of diluted earnings (loss) per common share.

(6)    LONG TERM DEBT

    In August 1996, the Company obtained a $12.5 million, ten-year term loan secured by certain of its land and buildings. The term loan bears interest at a fixed rate of 7.875% per annum and is repayable in equal monthly installments of principal and interest of $151,439. The total installment payments for principal and interest in each of the next five years will be $1.8 million, with a balance thereafter of $1.2 million. The term loan provides for penalties for pre-payment prior to maturity (see Note 12).

    In January 2001, in connection with the acquisition of Pelton Company, Inc. ("Pelton") (see Note 9), the Company entered into a $3 million two-year unsecured promissory note payable to the former shareholder of Pelton, bearing interest at 8.5% per year. Principal is payable in quarterly payments of $0.4 million plus interest, with final payment due in February 2003.

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

                                                                  THREE MONTHS END             SIX MONTHS ENDED
                                                                       JUNE 30,                      JUNE 30,
                                                             ---------------------------    --------------------------
                                                                 2001            2000           2001           2000
                                                             -----------     -----------    -----------    -----------
    Net earnings (loss)....................................  $     2,984     $   (53,129)   $     3,174    $   (62,418)
    Foreign currency translation adjustment................       (1,425)         (1,368)        (2,885)        (1,821)
                                                             -----------     -----------    -----------    -----------
    Comprehensive earnings (loss)..........................  $     1,559     $   (54,497)   $       289    $   (64,239)
                                                             ===========     ===========    ===========    ===========

(8)      COMMITMENTS AND CONTINGENCIES

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

(9)      ACQUISITION

    On January 3, 2001, the Company acquired all of the outstanding capital stock of Pelton for approximately $6 million cash and a $3 million two-year unsecured promissory note. Pelton is based in Ponca City, Oklahoma and designs, manufactures and sells seismic vibrator control systems, vibrator positioning systems and explosive energy control systems.

    The acquisition was accounted for by the purchase method, with the purchase price allocated to the fair value of assets purchased and liabilities assumed. The preliminary allocation of the purchase price as of June 30, 2001, including related direct costs, for the acquisition of Pelton was as follows (in thousands):

                Fair values of assets and liabilities
                     Net current assets ..............................          $ 4,688
                     Property, plant and equipment ...................              373
                     Intangible assets................................            4,122
                                                                                -------
                         Total allocated purchase price ..............            9,183
                Less non-cash consideration - note payable............            3,000
                Less cash of acquired business........................            2,032
                                                                                -------
                Cash used for business acquisition, net of cash
                  acquired............................................          $ 4,151
                                                                                =======

    The consolidated results of operations of the Company include the results of Pelton from the date of acquisition. The revenues and net income of Pelton prior to the acquisition dates were not material to the Company's consolidated results of operations.

(10)     SIGNIFICANT AND UNUSUAL CHARGES AND RECOVERIES

    Significant and unusual pre-tax charges of $4.5 million, net, were recorded during the three months ending March 31, 2000 and included $8.7 million of inventory charges (included in cost of sales) related to the Company's decision to commercialize VectorSeis(TM) digital sensor products having higher technical standards than the products that were previously produced. The Company had decided to commercialize these earlier VectorSeis(TM) products which were since proven not to be commercially feasible based on data gathered from VectorSeis(TM) digital sensor surveys, the anticipated longer-term market recovery for new seismic instrumentation and current and expected market conditions. Other charges were $4.2 million of an inventory write-down in the Marine Division (included in cost of sales); $2.4 million of bad debt expense (included in general and administrative expense); $1.3 million of charges related to the employee reduction in workforce worldwide (included in general and administrative expense); and $0.7 million of charges related to legal settlements (included in cost of sales -- $0.3 million, and in general and administrative expense -- $0.4 million). These charges were offset in part by $12.8 million of recoveries attributable to a more favorable than anticipated resolution of a customer's bankruptcy settlement, consisting of a $10.2 million reduction in allowance for loan loss (recorded as a reduction to general and administrative expense) and a $2.6 million reversal of warranty reserves based on this bankruptcy settlement (recorded as a reduction to cost of sales).

 Significant and unusual pre-tax charges of $41.9 million were recorded during the three months ending June 30, 2000 and included a charge of $31.9 million to amortization and impairment of intangibles, reflecting the impairment of certain goodwill recorded in conjunction with the acquisition of manufacturing assets of Western Geophysical in 1995 and the acquisition of CompuSeis, Inc. in 1998. The impairment of the Western Geophysical goodwill principally reflected the then-diminished outlook for the marine towed array seismic sector in general, evidenced by customers' decisions to reduce the size of their marine fleets, and changes in customers' preferences and technology for certain products within that sector. The impairment of the CompuSeis goodwill reflects the result of certain technological changes relating to land seismic systems. Additionally, $10.0 million was charged to general and administrative expense consisting of a $5.0 million charge for settlement of litigation, a $3.6 million loan loss expense, $0.7 million related to the sale of certain idle manufacturing capacity in Europe, and $0.7 million of charges related to employee severance and continued cost reduction efforts worldwide

    No material special charges were recorded in the three and six months ending June 30, 2001. In response to prevailing seismic industry conditions, the Company, during 2000, began concentrating on lowering its cost structure, consolidating product offerings and reorganizing into a products-based operating structure. The Company continues to evaluate additional restructuring and cost control solutions. Implementing these solutions could result in additional charges against future earnings.

(11)     CHANGE IN FISCAL YEAR

    During 2000, the Company changed its fiscal year end from May 31 to a fiscal year ending December 31 of each year. The Company filed a Transition Report on Form 10-K for the transition period ended December 31, 2000. The Company commenced reporting on a calendar year basis with the filing of the Form 10-Q for the quarter ended March 31, 2001.

(12)     SALE OF REAL PROPERTY

    Effective June 19, 2001, IPOP Management, Inc., a wholly-owned subsidiary of the Company, entered into an agreement to sell the Company's real property and buildings in Stafford, Texas for $21 million. Closing of the transaction requires satisfaction of certain conditions, including negotiating an acceptable lease with the buyer for the continued use and occupancy of the real property and buildings to be conveyed. Although the Company expects to close the transaction in the quarter ending September 30, 2001, there can be no assurance that all of the conditions to closing will be satisfied prior to that time or at all.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    Net sales have traditionally been directly related to the level of worldwide oil and gas exploration activity and the profitability and cash flows of oil and gas companies and seismic contractors. These factors are affected by expectations regarding the supply and demand for oil and natural gas, energy prices, and discovery and development costs. However, the seismic industry has been adversely affected by surplus seismic data, principally marine "spec" data, used to generate exploration prospects. Other factors which may limit the demand for the Company's products may include, but are not limited to, those described below in Cautionary Statement for Purposes of Forward-Looking Statements -- Continuation of Downturn in Seismic Services Industry Will Adversely Affect Results of Operations and Financial Condition and -- Risk From Significant Amount of Foreign Sales Could Adversely Affect Results of Operations.

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

SUMMARY REVIEW AND OUTLOOK

    The seismic industry continues to show signs of a broadening recovery from the depressed levels of activity over the past several years. Demand for certain of the Company's land products is expected to remain strong through 2001. However, continued equipment oversupply in the marine seismic fleets should result in only a modest recovery in the marine seismic sector before the end of the year. Total revenue growth for fiscal 2001 is currently anticipated to be 35% to 40% higher than total revenues for calendar 2000. The Company believes its results of operations will reflect a minimal profit for fiscal 2001.

    The Company's key strategies involve optimizing the performance of its core business, bringing key technology initiatives to fruition that support identifiable industry trends, monetizing underutilized assets and growing the business through acquisitions and alliances. The Company is continuing to invest resources and seek improvements in seismic data acquisition technology. The Company's goals for 2001 include commercializing its VectorSeis(TM) technology, further development in land seismic ground electronics, formalization of an alliance with Thomson Marconi P/L to develop a next generation marine seismic data acquisition system, and developing new product offerings in hydrocarbon reservoir monitoring and characterization.

    The Company finished production of the previously-announced 1,500 VectorSeis(TM) stations and has completed nine surveys with VectorSeis(TM) stations in Canada and the United States. The equipment has operated favorably and the Company expects to make a determination in the third quarter regarding full commercialization of the VectorSeis(TM) platform in its commercial packaging.

    The Company expects to begin field testing a next generation land data acquisition system by the end of 2001, enabling the Company to include a lightweight land system in its product portfolio.

    The Company announced an agreement in principle to form an alliance with Thomson Marconi P/L to develop a next generation marine seismic data acquisition system. The parties are working to complete due diligence and formalize the alliance, while at the same time working with several customers to finalize the design specifications of the new system.

    The Company has created a new business unit for its MEMS
(micro-electromechanical systems) facility in Stafford, Texas during 2001 to provide for the production of MEMS components for VectorSeis(TM) products and also to seek additional applications and revenue sources for its MEMS facility's capacity and technology.

    With regards to the proposed activities described above, no assurances can be made that the Company will implement any of these potential actions, and if so, whether any of them will prove successful or the degree of that success.

FISCAL YEAR CHANGE

    During 2000, the Company changed its fiscal year end from May 31 to a fiscal year ending December 31 of each year. The Company filed a Transition Report on Form 10-K for the transition period ended December 31, 2000. The Company commenced reporting on a calendar year basis with the filing of the Form 10-Q for the quarter ended March 31, 2001.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

    Net Sales: Net sales of $59.9 million for the three months ended June 30, 2001 increased $33.2 million, or 125%, compared to the corresponding period one year prior. The increase is primarily due to increased demand for products produced by the Land and Marine Divisions. Net sales of $44.2 million in the Land Division increased $25.3 million, or 134%, as a result of improving industry conditions and the acquisition of Pelton. Net sales of $15.6 million in the Marine Division increased $7.9 million, or 103%, compared to the corresponding period one year prior. The increase in net sales of the Marine Division was primarily due to the completion of a large sale in the current quarter.

    Cost of Sales: Cost of sales of $38.9 million for the three months ended June 30, 2001 increased $16.0 million, or 70%, compared to the corresponding period one year prior due to the increased net sales. Cost of sales of the Land Division was $29.4 million and cost of sales of the Marine Division was $9.5 million.

    Gross Profit. Gross profit of $21.0 million for the three months ended June 30, 2001 increased $17.3 million compared to the corresponding period one year prior. Gross profit percentage for the three months ended June 30, 2001 was 35% compared to 14% during the corresponding period one year prior. Contributing to the higher 2001 gross profit percentage was the return to a more normal pricing regime, success in reducing costs and improving absorption of fixed and semi-fixed overhead, as well as the continued elimination from the sales mix of products that had been highly discounted during recent periods of weaker demand.

    Research and Development: Research and development expense of $7.7 million for the three months ended June 30, 2001 increased $0.6 million, or 8%, compared to the corresponding period one year prior. Research and development expense has remained relatively constant due to the increase in VectorSeis(TM) development costs partially offset by a significantly narrowed focus on a smaller number of technology developments for land, marine and reservoir applications. All costs for the 1,500-station prototype VectorSeis(TM) fleet were expensed in the period incurred.

    Marketing and Sales: Marketing and sales expense of $3.5 million for the three months ended June 30, 2001 increased $0.8 million, or 32%, compared to the corresponding period one year prior. The increase is primarily related to increased net sales and higher gross profit percentage on current period net sales, which has, in turn, led to higher commission costs.

    General and Administrative: General and administrative expense of $4.7 million for the three months ended June 30, 2001 decreased $8.7 million, or 65%, compared to the corresponding period one year prior. Results for the three months ended June 30, 2000 included significant and unusual charges of $10.0 million due to an unfavorable legal settlement, loan loss expense, work-force reductions and loss on the sale of idle facilities. Excluding the effect of these significant and unusual charges in 2000, general and administrative expense increased $1.3 million in 2001. This increase in general and administrative expense is primarily attributable to increased compensation expense, reflecting estimated accruals for profit-based bonuses this year, and the inclusion of Pelton in the current quarter's results.

    Amortization and Impairment of Intangibles: Amortization and impairment of intangibles of $1.2 million for the three months ended June 30, 2001 decreased $32.4 million, or 96%, compared to the corresponding period one year prior. The decrease is primarily due to the impairment of $31.9 million of goodwill recorded during the three months ended June 30, 2000.

    Total Net Interest and Other Income: Total net interest and other income of $0.4 million for the three months ended June 30, 2001 decreased $1.5 million, or 79%, compared to the corresponding period one year prior primarily as a result of decreasing interest rates on lower cash balances and lower interest-bearing note receivable balances.

    Income Tax Expense: Income tax expense of $1.4 million for the three months ended June 30, 2001 decreased $0.7 million, compared to the corresponding period one year prior. Income tax expense decreased from the prior period despite higher income before taxes because: (i) the Company returned to profitability and is currently recording an income tax provision reflective of the anticipated year-end effective tax rate, and (ii) during the prior period the Company was profitable in certain foreign tax jurisdictions but recognized no offsetting benefit from domestic net operating losses. Income tax expense reflects an estimated 43% effective rate for the year.

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

    In order to fully realize the deferred income tax assets, the Company will need to generate future taxable income of approximately $155 million over the next 19-20 years. Although the Company has experienced significant losses in recent fiscal years, taxable income for the years 1996 through 1998 aggregated approximately $128 million. Regardless, the ultimate realization of the net deferred tax assets, prior to the expiration of the net operating loss carry-forward in the next 19-20 years, will require a return to levels of profitability that existed prior to the Company's fiscal year ended May 31, 1999.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

    Net Sales: Net sales of $102.3 million for the six months ended June 30, 2001 increased $35.6 million, or 53%, compared to the corresponding period one year prior. The increase is primarily due to increased demand for products produced by the Land Division. Net sales of $72.0 million in the Land Division increased $35.5 million, or 97%, as a result of improving industry conditions and the acquisition of Pelton. Net sales of $30.2 million in the Marine Division increased $0.2 million, or 1%, compared to the corresponding period one year prior.

    Cost of Sales: Cost of sales of $64.6 million for the six months ended June 30, 2001 increased $0.1 million, or 0.1%, compared to the corresponding period one year prior. Cost of sales of the Land Division was $47.9 million and cost of sales of the Marine Division was $16.7 million. Results for the six months ended June 30, 2000 included $10.6 million, net, in significant and unusual charges for inventory write-downs partially offset by favorable legal settlements. Excluding the effect of these significant and unusual net charges, cost of sales increased $10.7 million, or 20%, compared to the corresponding period one year prior, due to higher levels of net sales.

    Gross Profit. Gross profit for the six months ended June 30, 2001 increased $35.5 million compared to the corresponding period one year prior. Gross profit percentage for the six months ended June 30, 2001 was 37%. Excluding the effect of significant and unusual charges in the prior period, gross profits for the six months ended June 30, 2001 increased $24.9 million compared to the corresponding period one year prior. Excluding the effect of these significant and unusual charges, gross profit percentage for the six months ended June 30, 2000 was 19%. Contributing to the higher 2001 gross profit percentage was the return to a more normal pricing regime, success in reducing costs and improving absorption of fixed and semi-fixed overhead, as well as the continued elimination from the sales mix of products that had been highly discounted during recent periods of weaker demand.

    Research and Development: Research and development expense of $15.2 million for the six months ended June 30, 2001 increased $0.9 million, or 6%, compared to the corresponding period one year prior. Research and development expense has remained relatively constant due to increased VectorSeis(TM) development costs partially offset by a significantly narrowed focus on a smaller number of technology developments for land, marine and reservoir applications. All costs for the 1,500-station prototype VectorSeis(TM) fleet were expensed in the period incurred.

    Marketing and Sales: Marketing and sales expense of $6.8 million for the six months ended June 30, 2001 increased $1.5 million, or 28%, compared to the corresponding period one year prior. The increase is primarily related to increased net sales and higher gross profit percentage on current period net sales, which has, in turn, led to higher commission costs.

    General and Administrative: General and administrative expense of $9.6 million for the six months ended June 30, 2001 decreased $1.1 million, or 10%, compared to the corresponding period one year prior. Results for the six months ended June 30, 2000 included significant and unusual net charges of $3.9 million due to bad debt expense, work-force reductions, unfavorable legal settlements, loan loss expense and loss on the sale of idle facilities, offset by favorable legal settlements. Excluding the effect of these significant net charges in the prior period, general and administrative expense increased $2.8 million in 2001. This increase in general and administrative expense is partially attributable to increased compensation expense, reflecting estimated accruals for profit-based bonuses this year, and the inclusion of Pelton in the current quarter's results.

    Amortization and Impairment of Intangibles: Amortization and impairment of intangibles of $2.3 million for the six months ended June 30, 2001 decreased $33.3 million, or 93%, compared to the corresponding period one year prior. The decrease is primarily due to the impairment of $31.9 million of goodwill recorded during the six months ended June 30, 2000.

    Total Net Interest and Other Income: Total net interest and other income of $1.8 million for the six months ended June 30, 2001 decreased $1.8 million, or 49%, compared to the corresponding period one year prior primarily as a result of decreasing interest rates on lower cash balances and lower interest bearing note receivable balances.

    Income Tax Expense: Income tax expense of $2.4 million for the six months ended June 30, 2001 increased $0.2 million, compared to the corresponding period one year prior. Income tax expense did not differ materially from the prior period despite higher income before taxes because: (i) the Company returned to profitability and is currently recording an income tax provision reflective of the anticipated year-end effective tax rate, and (ii) during the prior period the Company was profitable in certain foreign tax jurisdictions but recognized no offsetting benefit from domestic net operating losses. Income tax expense reflects an estimated 43% effective rate for the year.

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

    In order to fully realize the deferred income tax assets, the Company will need to generate future taxable income of approximately $155 million over the next 19-20 years. Although the Company has experienced significant losses in recent fiscal years, taxable income for the years 1996 through 1998 aggregated approximately $128 million. Regardless, the ultimate realization of the net deferred tax assets, prior to the expiration of the net operating loss carry-forward in the next 19-20 years, will require a return to levels of profitability that existed prior to the Company's fiscal year ended May 31, 1999.

    Preferred Stock Dividends: Preferred stock dividends for the three and six months ended June 30, 2001 and 2000 are related to outstanding Series B and Series C Preferred Stock. The dividends are recognized as a charge to retained earnings at the rate of 8% per year, compounded quarterly (of which 7% is accounted for as accrued dividends and 1% is paid as a quarterly cash dividend). The preferred stock dividend charge for the three months ended June 30, 2001 was $1.4 million, compared to $1.2 million for the corresponding period one year prior. The preferred stock dividend charge for the six months ended June 30, 2001 was $2.8 million, compared to $2.3 million for the corresponding period one year prior.

    Liquidity and Capital Resources

    The Company has typically financed operations from internally generated cash and funds from equity financings. Cash and cash equivalents were $81.6 million at June 30, 2001, a decrease of $10.7 million, or 12%, compared to December 31, 2000. The decrease is due to negative cash flows from operating activities and investing activities for the six months ended June 30, 2001. Net cash used in operating activities was $5.1 million for the six months ended June 30, 2001 compared to the net cash provided by operating activities of $13.0 million for the corresponding period one year prior. The changes in working capital items for the six months ended June 30, 2001 represented a $17.2 million use of cash, due primarily to increases in receivables and inventories as a result of increased net sales and anticipated higher sales levels in succeeding quarters. The various working capital accounts can vary in amount substantially from period to period, depending upon levels of sales, product mix sold, demand for products, percentages of cash versus credit sales, collection rates, inventory levels, and general economic and industry factors. Excluding changes in working capital items, operating cash flow was a positive $12.1 million.

    Net cash flow used in investing activities was $7.0 million for the six months ended June 30, 2001, an increase of $4.8 million, or 224%, compared to the corresponding period one year prior. The principal investing activities were capital expenditure projects and the purchase of all the capital stock of Pelton. Planned capital expenditures for entire fiscal year of 2001 of approximately $8.0 million include the purchase of advanced manufacturing machinery and additional equipment for the rental equipment fleet.

    Cash flow provided by financing activities was a positive $0.4 million for the six months ended June 30, 2001, an increase of $0.5 million compared to the corresponding period one year prior.

    The Company believes the combination of existing working capital, current cash on hand and access to other financing sources will be adequate to meet anticipated capital and liquidity requirements for the foreseeable future.

RECENT ACCOUNTING PRONOUNCEMENTS

    SFAS No. 141 entitled "Business Combinations" was issued in June 2001 and becomes effective July 1, 2001. SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting, which requires that acquisitions be recorded at fair value as of the date of acquisition. The pooling-of -interests method of accounting allowed under prior standards, which reflected business combinations using historical financial information, is now prohibited.

    SFAS No. 142 entitled "Goodwill and Other Intangible Assets" was also issued in June 2001, in concert with SFAS No. 141. SFAS No. 142 becomes effective for the Company on January 1, 2002. On that date, goodwill will no longer be amortized, but will be tested for impairment using a fail value approach. Currently existing goodwill ($46.7 million at June 30, 2001) will continue to be amortized through December 31, 2001. Any goodwill recorded by the Company from an acquisition during the remainder of 2001 will not be subject to amortization. SFAS No. 142 requires goodwill to be tested for impairment at a level referred to as a reporting unit, generally one level lower than the Company's reportable segments. SFAS No. 142 requires the Company to perform the first goodwill impairment test on all reporting units within six months of adoption. The first step is to compare the fair value with the book value of a reporting unit. If the fair value of the reporting unit is less than its book value, the second step will be to calculate the impairment loss, if any. Any impairment loss from the initial adoption of SFAS No. 142 will be recognized as a change in accounting principle. After the initial adoption, goodwill of a reporting unit shall be tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

    The Company is still reviewing SFAS No. 142 to determine the effect, if any, of the initial goodwill impairment testing. During the year ended December 31, 2000 and the six months ended June 30, 2001, the Company recorded goodwill amortization of $4.5 million and $2.2 million, respectively. These amounts, less related income tax effects, would not have been recorded under SFAS No. 142.

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

    The combined gross trade accounts receivable and trade notes receivable balance as of June 30, 2001, from customers in Russia and other former Soviet Union countries was approximately $12.6 million and was approximately $9.0 million from customers in Latin American countries. As of June 30, 2001 the total allowance for doubtful accounts (foreign and US) was $1.6 million and the allowance for loan losses was $10.9 million. During the six months ended June 30, 2001, there were $10.8 million of sales to customers in Russia and other former Soviet Union countries (substantially all in the form of cash sales backed by irrevocable letters of credit), $1.8 million of sales to customers in Latin American countries and $4.1 million of sales to customers in China. All terms of sale for these foreign receivables are denominated in US dollars. Russia and certain Asian and Latin America countries have experienced economic problems and uncertainties and devaluations of their currencies in recent years. To the extent that economic conditions in the Former Soviet Union, Latin America, China or elsewhere negatively affect future sales to customers in those regions or the collectibility of existing receivables, future results of operations, liquidity and financial condition may be adversely affected.

CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD-LOOKING STATEMENTS

    Certain information contained in this Quarterly Report on Form 10-Q (including statements contained in Part I - Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition), as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences, conference calls, or otherwise, may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and are subject to the "Safe Harbor" provisions of that section. This information includes, without limitation, statements concerning expected revenues and profitability for fiscal 2001, other statements concerning future expected results of operation, including future revenues, future costs and expenses, future margins and write-downs and special charges and savings and benefits therefrom; anticipated timing of commercialization of and capabilities of products planned or under development, including lightweight land seismic systems, products incorporating the Company's VectorSeis(TM) technology, marine seismic data acquisition system through a proposed alliance with Thomson Marconi P/L, further applications and revenue sources for the Company's MEMS technology and facility capacity; future demand for I/O products; anticipated product releases and technological advances; the future mix of business and future asset recoveries; the realization of deferred tax assets; the effects of and expected benefits from acquisitions and strategic alliances; the effect of changes in accounting standards on the results of operations and financial condition; the effect of the Euro's introduction; the inherent unpredictability of adversarial proceedings and other contingent liabilities; future capital expenditures and I/O's future financial condition; future energy industry and seismic services industry conditions; and world economic conditions, including those in the Former Soviet Union, Latin America and Asian countries. These statements are based on current expectations and involve a number of risks and uncertainties, including those set forth below and elsewhere in this Quarterly Report on Form 10-Q. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove correct.

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

    Pressure from Competitors Could Adversely Affect Results of Operations. The market for seismic data acquisition systems and seismic instrumentation is highly competitive and is characterized by consolidation, as well as continual and rapid changes in technology. Competitors for land and marine seismic equipment include, among others, Fairfield Industries; Geo-X Systems, Limited; JGI Incorporated; OYO Geospace Corporation; Bolt Technology Corporation; Teledyne Brown Engineering, an affiliate of Allegheny Teledyne Company; Thomson Marconi Sonar P/L ("TMS"); Geoscience Corp. and Societe d'etudes Recherches et Construction Electroniques ("Sercel"), both affiliates of Compagnie General de Geophysique (CGG). Unlike I/O, companies such as Sercel and Geoscience Corp. possess the advantage of selling to an affiliated seismic contractor.

    Competition in the industry is expected to intensify and could adversely affect future results. Several competitors have greater name recognition, more extensive engineering, manufacturing and marketing capabilities, and greater financial, technological and personnel resources. In addition, certain companies in the industry have expanded and improved their product lines or technologies in recent years. Specifically, the recent introduction by one competitor of a lightweight land seismic system has had an adverse effect on the Company's net sales in recent periods. In addition, one of the Company's competitors has introduced a marine solid streamer product, and the Company believes another competitor is developing or has developed a similar product. Currently, the Company does not have a competitive solid streamer product offering and does not intend to develop or produce one. The Company is currently negotiating a strategic alliance with TMS to jointly market and develop marine seismic data acquisition systems incorporating solid streamers. There can be no assurance that an agreement with TMS can be finalized, or if so, whether the alliance's objectives can be realized. Therefore, the Company cannot predict whether it will be able to market a solid streamer in the near future. The Company's net sales of marine streamers have been, and will continue to be, adversely affected to the extent customers prefer solid streamers over the Company's liquid filled product. There can be no assurance that the Company will be able to compete successfully in the future with existing or new competitors. Pressures from competitors offering lower-priced products or products employing new technologies could result in future price reductions and lower margins.

    A continuation of the trend toward consolidation and concentrated buying power in the oil field services industry could also have an adverse effect on the demand for the Company's products and services.

    Continuation of Downturn in Seismic Services Industry Will Adversely Affect Results of Operations and Financial Condition. Demand for the Company's products is dependent upon the level of worldwide oil and gas exploration and development activity and the available inventory of seismic data used to generate exploration prospects. This activity in turn is primarily dependent upon oil and gas prices, which have been subject to wide fluctuation in recent years in response to changes in the supply and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond the Company's control. Despite the recovery in commodity prices since February 1999, energy producers' continuing concerns over the sustainability of higher prices for hydrocarbon production has resulted in weak demand for seismic data acquisition equipment. Other factors which have negatively impacted demand for products have been the weakened financial condition of many customers, consolidations among energy producers and oilfield service and equipment providers, an oversupply in the marketplace of current-generation seismic equipment, a current industry-wide oversupply of "spec" seismic data, pricing pressures from competitors and customers, and the destabilized economies in many developing countries. The Company therefore expects that any turnaround for the seismic equipment market will occur later than for other sectors of the energy services industry.

    It is impossible to predict the length of the downturn for the seismic equipment market with any certainty. A further prolonged downturn in market demand for products will have a material adverse effect on results of operations and financial condition. No assurances can be given as to future levels of worldwide oil and natural gas prices, the extent of the oversupply in "spec" seismic data , the future level of activity in worldwide oil and gas exploration and development and their relationship(s) to the demand for the Company's products. Additionally, no assurances can be given that efforts to reduce and contain costs will be sufficient to offset the effect of the expected continued lower levels of net sales until industry conditions improve.

    Risk From Significant Amount of Foreign Sales Could Adversely Affect Results of Operations. Sales outside the United States have historically accounted for a significant part of the Company's net sales. Foreign sales are subject to special risks inherent in doing business outside of the United States, including the risk of war, civil disturbances, exchange rate fluctuations, embargo, and government activities, as well as risks of compliance with additional laws, including tariff regulations and import/export restrictions. U.S. technology export restrictions may affect the types and specifications of products exported. The Company may, from time to time, require export licenses and there can be no assurance that the Company will not experience difficulty in obtaining such licenses required in connection with export sales.

    Demand for the Company's products from customers in developing countries (including Russia and other Former Soviet Union countries as well as certain Latin American and Asian countries, including China) is difficult to predict and can fluctuate significantly from year to year. These changes in demand result primarily from the instability of economies and governments in certain developing countries, changes in internal laws and policies affecting trade and investment, and the slow rate of adoption of new technologies and regular, transparent purchasing practices. These risks may adversely affect future operating results and the Company's financial position. In addition, sales to customers in developing countries on extended terms present heightened credit risks for the reasons discussed above.

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

    Loss of Significant Customers Will Adversely Affect the Company. A relatively small number of customers have accounted for a large portion of net sales, although the degree of sales concentration with any one customer has varied from fiscal year to year. During the six months ended June 30, 2001, four customers (Western Geco, Veritas DGC, Schlumberger, and PGS) accounted for approximately 53% of net sales. The loss of any one of these customers could have a material adverse effect on net sales, the results of operation and financial condition of the Company.

    Significant Payment Defaults under Sales Arrangements Could Adversely Affect the Company. The Company often sells to customers on extended-term arrangements. Significant payment defaults by customers could have a material adverse effect on the Company's financial position and results of operations. A significant portion of trade notes and accounts receivable balance as of June 30, 2001 was attributable to sales made in the former Soviet Union, Latin American and Asian countries.

    Risks Related to Gross Profit. Gross profit percentage is a function of pricing pressures from Company customers and competitors and the product mix sold in any period. Increased sales of lower margin equipment and related components in the overall sales mix may result in lower gross profit. Other factors, such as heightened price competition, unit volumes, inventory obsolescence, increased warranty costs and other product related contingencies, changes in sales and distribution channels, shortages in components due to untimely supplies or inability to obtain items at reasonable prices, as well as unavailability of skilled labor and manufacturing under-absorption due to low production volumes, may also continue to affect the cost of sales and result in fluctuations of gross profit percentages in future periods.

    Risks Related to Acquisitions. The Company may make further acquisitions or strategic partnerships in the future. Acquisitions and alliances require significant financial and management resources both at the time of the transaction and during the process of integrating the newly acquired business into current operations. Operating results could be adversely affected if the Company is unable to successfully integrate newly acquired companies into operations. Structural changes in internal organization, which may result from acquisitions, may not always produce the desired financial or operational results.

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

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      List of Documents Filed.

 3.3     Amended and Restated Bylaws.

10.27 Sale and Purchase Agreement by and between IPOP Management, Inc. as Seller and N.L. Ventures III Stafford, L.P. and Assigns, as Purchaser, effective as of June 19, 2001.

15.1 Acknowledgement Letter Regarding Unaudited Interim Financial Information from KPMG LLP.

99.1     Independent Accountants' Review Report.

(b) Reports on Form 8-K.

None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Stafford, State of Texas, on August 14, 2001.

                                           INPUT/OUTPUT, INC.


August 14, 2001                            By /s/ MARTIN DECAMP
---------------                            -----------------------------------
(Date)                                     Chief Accounting Officer
                                           (principal executive officer)

EXHIBIT
NUMBER                     DESCRIPTION
------                     -----------
 3.3     Amended and Restated Bylaws.

10.27 Sale and Purchase Agreement by and between IPOP Management, Inc. as Seller and N.L. Ventures III Stafford, L.P. and Assigns, as Purchaser, effective as of June 19, 2001.

15.1 Acknowledgement Letter Regarding Unaudited Interim Financial Information from KPMG LLP.

99.1     Independent Accountants' Review Report.