Form 10-Q
period 2001-09-30
INPUT OUTPUT INC
filed 2001-11-14
CIK 866609

================================================================================



                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [ ]

At September 30, 2001 there were 51,322,067 shares of common stock, par value $0.01 per share, outstanding.

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                                                                         Page
                                                                                         ----
        PART I.       Financial Information.

        Item 1.       Financial Statements.

                      Consolidated Balance Sheets
                         September 30, 2001 and December 31, 2000...........................3

                      Consolidated Statements of Operations
                         Three and nine months ended September
                         30, 2001 and September 30, 2000....................................4

                      Consolidated Statements of Cash Flows
                         Nine months ended September 30, 2001 and
                         September 30, 2000.................................................5

                      Notes to Unaudited Consolidated Financial Statements..................6

        Item 2.       Management's Discussion and Analysis of Results of
                         Operations and Financial Condition................................10

        Item 3.       Quantitative and Qualitative Disclosures about Market Risk...........18


        PART II.      Other Information.

        Item 6.       Exhibits and Reports on Form 8-K.....................................18

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                          (UNAUDITED)
                                             ASSETS                       SEPTEMBER 30,     DECEMBER 31,
Current assets:                                                                2001              2000
                                                                          -------------     -------------
   Cash and cash equivalents .........................................    $      96,060     $      92,376
   Restricted cash ...................................................              249             1,115
   Accounts receivable, net ..........................................           57,864            30,920
   Current portion notes receivable, net .............................            2,628             7,889
   Inventories .......................................................           76,066            67,646
   Deferred income tax asset .........................................           12,785            12,081
   Prepaid expenses ..................................................            2,011             2,217
                                                                          -------------     -------------
           Total current assets ......................................          247,663           214,244
Long-term notes receivable ...........................................            5,895             6,150
Property, plant and equipment, net ...................................           27,275            51,267
Deferred income tax asset ............................................           42,440            42,771
Goodwill, net ........................................................           46,132            47,098
Other assets, net ....................................................            5,893             4,103
                                                                          -------------     -------------
           Total assets ..............................................    $     375,298     $     365,633
                                                                          =============     =============

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt ..............................    $       1,750     $       1,207
   Accounts payable ..................................................           14,418             8,283
   Accrued expenses ..................................................           20,136            23,388
                                                                          -------------     -------------
           Total current liabilities .................................           36,304            32,878
Long-term debt, net of current maturities ............................              500             7,077
Other long-term liabilities ..........................................            4,334               275

Stockholders' equity:
   Cumulative convertible preferred stock, $0.01 par value;
     authorized 5,000,000 shares; issued and outstanding 55,000 shares at the end of both periods (liquidation value of $55
     million) ........................................................                1                 1
   Common stock, $0.01 par value; authorized 100,000,000 shares;
     outstanding 51,322,067 shares and 50,936,420 shares,
     respectively ....................................................              516               512
   Additional paid-in capital ........................................          358,802           352,294
   Accumulated deficit ...............................................          (16,354)          (19,422)
   Accumulated other comprehensive loss ..............................           (5,928)           (5,353)
   Treasury stock, at cost, 281,398 shares and 243,500 shares,
     respectively ....................................................           (2,162)           (1,737)
   Unamortized restricted stock compensation..........................             (715)             (892)
                                                                          -------------     -------------
      Total stockholders' equity .....................................          334,160           325,403
                                                                          -------------     -------------
           Total liabilities and stockholders' equity ................    $     375,298     $     365,633
                                                                          =============     =============

    See accompanying notes to unaudited consolidated financial statements and accompanying independent accountants' review report.

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)




                                                      THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                          SEPTEMBER 30,                       SEPTEMBER 30,
                                                 -------------------------------     -------------------------------
                                                     2001              2000              2001              2000
                                                 -------------     -------------     -------------     -------------
Net sales ...................................    $      58,647     $      30,355     $     160,924     $      97,020
Cost of sales ...............................           40,111            23,129           104,668            87,605
                                                 -------------     -------------     -------------     -------------
         Gross profit .......................           18,536             7,226            56,256             9,415
                                                 -------------     -------------     -------------     -------------

Operating expenses:
   Research and development .................            6,699             6,246            21,895            20,578
   Marketing and sales ......................            3,869             2,413            10,688             7,753
   General and administrative ...............            4,491             3,293            14,101            13,967
   Amortization and impairment of
      intangibles ...........................            1,225               910             3,546            36,566
                                                 -------------     -------------     -------------     -------------
          Total operating expenses ..........           16,284            12,862            50,230            78,864
                                                 -------------     -------------     -------------     -------------

Earnings (loss) from operations .............            2,252            (5,636)            6,026           (69,449)

Interest expense ............................              (55)             (288)             (645)             (695)
Interest income .............................            1,388             1,587             3,874             4,052
Other income ................................              158               141                58             1,634
                                                 -------------     -------------     -------------     -------------
Earnings (loss) before income taxes .........            3,743            (4,196)            9,313           (64,458)
Income tax (benefit) expense ................             (352)            2,970             2,044             5,126
                                                 -------------     -------------     -------------     -------------
Net earnings (loss) .........................            4,095            (7,166)            7,269           (69,584)
Preferred dividend ..........................            1,416             1,279             4,201             3,617
                                                 -------------     -------------     -------------     -------------
Net earnings (loss) applicable to
   common shares ............................    $       2,679     $      (8,445)    $       3,068     $     (73,201)
                                                 =============     =============     =============     =============

Basic earnings (loss) per common share ......    $        0.05     $       (0.17)    $        0.06     $       (1.44)
                                                 =============     =============     =============     =============
Weighted average number of
   common shares outstanding ................       51,319,419        50,918,674        51,179,516        50,823,408
                                                 =============     =============     =============     =============

Diluted earnings (loss) per common share ....    $        0.05     $       (0.17)    $        0.06     $       (1.44)
                                                 =============     =============     =============     =============
Weighted average number of  diluted
   common shares outstanding ................       52,413,427        50,918,674        52,444,450        50,823,408
                                                 =============     =============     =============     =============

   See accompanying notes to unaudited consolidated financial statements and accompanying independent accountants' review report.

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                     -----------------------------
                                                                          2001            2000
                                                                     ------------     ------------
Cash flows from operating activities:
     Net earnings (loss) ........................................    $      7,269     $    (69,584)

Adjustments to reconcile net earnings (loss) to net cash
    used in operating activities:
     Depreciation and amortization ..............................          13,065           16,818
     Amortization of restricted stock and other
      stock compensation ........................................             177             (805)
     Impairment or loss on disposal of fixed assets .............              32            4,143
     Bad debt collections and loan losses .......................            (514)          (4,552)
     Deferred income tax ........................................            (385)          (2,196)
     Inventory obsolescence .....................................              --            8,700
     Impairment of intangibles and other assets .................              --           31,596

Changes in assets and liabilities, net of above provisions:
     Accounts and notes receivable ..............................         (18,682)            (233)
     Inventories ................................................          (5,767)          14,714
     Leased equipment ...........................................           4,384               --
     Accounts payable and accrued expenses ......................           2,523             (943)
     Income taxes payable (receivable) ..........................          (1,842)           3,588
     Other assets and liabilities ...............................           1,055              838
                                                                     ------------     ------------
           Net cash provided by operating activities ............           1,315            2,084
                                                                     ------------     ------------

Cash flows from investing activities:
     Purchase of property, plant and equipment ..................          (4,646)          (2,621)
     Proceeds from sale of property .............................          19,321               --
     Cash paid for acquisitions, net of cash acquired ...........          (5,191)              --
                                                                     ------------     ------------
           Net cash provided by (used  in) investing
             activities .........................................           9,484           (2,621)
                                                                     ------------     ------------

Cash flows from financing activities:
     Payments on long-term debt .................................          (9,034)            (828)
     Payments of preferred dividends ............................            (413)            (413)
     Proceeds from exercise of stock options ....................           1,956            1,747
     Proceeds from issuance of common stock to Employee
       Stock Purchase Plan ......................................             768               --
     Purchase of treasury stock .................................            (425)             317
                                                                     ------------     ------------
           Net cash (used  in) provided by financing
             activities .........................................          (7,148)             823
                                                                     ------------     ------------

     Effect of change in foreign currency exchange rates on
        cash and cash equivalents ...............................              33            1,751
                                                                     ------------     ------------
     Net increase in cash and cash equivalents ..................           3,684            2,037
     Cash and cash equivalents at beginning of period ...........          92,376           82,749
                                                                     ------------     ------------
           Cash and cash equivalents at end of period ...........    $     96,060     $     84,786
                                                                     ============     ============

   See accompanying notes to unaudited consolidated financial statements and accompanying independent accountants' review report.

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

    The consolidated balance sheet of Input/Output, Inc. and its subsidiaries (collectively referred to as the "Company" or "I/O") at December 31, 2000 has been derived from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at September 30, 2001, and the consolidated statements of operations for the three and nine months ended September 30, 2001 and 2000, and the consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000, have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, which are necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the operating results for a full year or of future operations.

    These consolidated financial statements have been prepared using accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States have been omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's Transition Report on Form 10-K for the seven months ended December 31, 2000. Certain amounts previously reported in the consolidated financial statements have been reclassified to conform to the current period's presentation.

(2) SEGMENT INFORMATION

    The Company evaluates and reviews results based on two segments, Land and Marine, to allow for increased visibility and accountability of costs and more focused customer service and product development. The Company measures segment operating results based on earnings (loss) from operations. A summary of segment information for the three and nine months ended September 30, 2001 and 2000 is as follows (in thousands):



                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                           SEPTEMBER 30,                   SEPTEMBER 30,
                                  -----------------------------     -----------------------------
                                     2001              2000              2001            2000
                                  ------------     ------------     ------------     ------------
Net sales:

    Land .....................    $     48,063     $     22,748     $    120,104     $     59,331
    Marine ...................          10,584            7,607           40,820           37,689
                                  ------------     ------------     ------------     ------------

    Total ....................    $     58,647     $     30,355     $    160,924     $     97,020
                                  ============     ============     ============     ============

Earnings (loss) from
   operations:
     Land ....................    $      5,564     $        518     $     11,545     $    (15,124)
     Marine ..................           1,603           (2,416)           8,587          (30,213)
     Corporate ...............          (4,915)          (3,738)         (14,106)         (24,112)
                                  ------------     ------------     ------------     ------------

     Total ...................    $      2,252     $     (5,636)    $      6,026     $    (69,449)
                                  ============     ============     ============     ============




                                      SEPTEMBER 30,    DECEMBER 31,
Total assets:                             2001             2000
                                      -------------    -------------
    Land .........................    $     142,828    $     116,554
    Marine .......................           68,012           69,897
    Corporate ....................          164,458          179,182
                                      -------------    -------------
    Total ........................    $     375,298    $     365,633
                                      =============    =============

    Intersegment sales are insignificant for all periods presented. Corporate assets include all assets specifically related to corporate personnel and operations, substantially all cash and cash equivalents, all facilities and manufacturing machinery and equipment that are jointly utilized by segments and all income taxes receivable and deferred income tax assets.

(3) INVENTORIES

    A summary of inventories is as follows (in thousands):



                                  SEPTEMBER 30,    DECEMBER 31,
                                      2001             2000
                                  -------------    -------------
Raw materials ................    $      45,746    $      39,988
Work-in-process ..............           10,574            6,774
Finished goods ...............           19,746           20,884
                                  -------------    -------------
                                  $      76,066    $      67,646
                                  =============    =============

(4) ACCOUNTS AND NOTES RECEIVABLE

    A summary of accounts receivable is as follows (in thousands):



                                                 SEPTEMBER 30,     DECEMBER 31,
                                                     2001              2000
                                                 -------------     -------------

Accounts receivable, principally trade ......    $      59,514     $      32,491
Less allowance for doubtful accounts ........           (1,650)           (1,571)
                                                 -------------     -------------
Accounts receivable, net ....................    $      57,864     $      30,920
                                                 =============     =============


    The recorded investment in notes receivable for which an allowance for loan loss has been recognized was $11.4 million at September 30, 2001. A summary of notes receivable and allowance for loan loss is as follows (in thousands):



                                                 SEPTEMBER 30,     DECEMBER 31,
                                                     2001              2000
                                                 -------------     -------------
Notes receivable ............................    $      19,398     $      24,986
Less allowance for loan loss ................          (10,875)          (10,947)
                                                 -------------     -------------
Notes receivable, net .......................            8,523            14,039
Current portion notes receivable, net .......            2,628             7,889
                                                 -------------     -------------
Long-term notes receivable ..................    $       5,895     $       6,150
                                                 =============     =============


(5) EARNINGS (LOSS) PER COMMON SHARE

    Basic earnings (loss) per common share is computed by dividing net earnings
(loss) applicable to common stock by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is determined on the assumption that outstanding dilutive stock options have been exercised and the aggregate proceeds were used to reacquire common stock using the average price of such common stock for the period. The following table summarizes the calculation of weighted average number of common shares and weighted average number of diluted common shares outstanding for purposes of the computation of basic earnings (loss) per common share and diluted earnings
(loss) per common share (in thousands, except share and per share amounts):



                                                                THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                     SEPTEMBER 30,
                                                           ------------------------------     ------------------------------
                                                                2001            2000              2001             2000
                                                           -------------    -------------     -------------    -------------

Net earnings (loss) applicable to common shares .......    $       2,679    $      (8,445)    $       3,068    $     (73,201)

Weighted average number of common shares
     outstanding ......................................       51,319,419       50,918,674        51,179,516       50,823,408

Effect of dilutive stock options and other common
     stock equivalents ................................        1,094,008               --         1,264,934               --
                                                           -------------    -------------     -------------    -------------

Weighted average number of diluted common shares
     outstanding ......................................       52,413,427       50,918,674        52,444,450       50,823,408
                                                           =============    =============     =============    =============

Basic earnings (loss) per common share ................    $        0.05    $       (0.17)    $        0.06    $       (1.44)
                                                           =============    =============     =============    =============

Diluted earnings (loss) per common share ..............    $        0.05    $       (0.17)    $        0.06    $       (1.44)
                                                           =============    =============     =============    =============

    At September 30, 2001 and 2000, 4,971,315 and 4,949,308 common shares subject to stock options were considered anti-dilutive and not included in the calculation of diluted earnings (loss) per common share. In addition, the outstanding convertible preferred stock is considered anti-dilutive for all periods shown and is not included in the calculation of diluted earnings (loss) per common share.

(6) LONG TERM DEBT

    On January 3, 2001, in connection with the acquisition of Pelton Company, Inc. ("Pelton") (Note 9), the Company entered into a $3 million two-year unsecured promissory note payable to the former shareholder of Pelton, bearing interest at 8.5% per year. Principal is payable in quarterly payments of $0.4 million plus interest, with final payment due in February 2003.

    On August 20, 2001, the Company sold certain land and buildings, which were security for a $12.5 million, ten-year term loan obtained in August 1996. As part of the transaction, the Company repaid the loan, including penalties for pre-payment of $0.6 million (Note 12).

(7) COMPREHENSIVE EARNINGS (LOSS)

    The components of comprehensive earnings (loss) are as follows (in thousands):



                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                         SEPTEMBER 30,                   SEPTEMBER 30,
                                                 ----------------------------     -----------------------------
                                                     2001            2000             2001             2000
                                                 ------------    ------------     ------------     ------------
Net earnings (loss) .........................    $      4,095    $     (7,166)    $      7,269     $    (69,584)
Foreign currency translation adjustment .....           2,310            (884)            (575)          (2,705)
                                                 ------------    ------------     ------------     ------------
Comprehensive earnings (loss) ...............    $      6,405    $     (8,050)    $      6,694     $    (72,289)
                                                 ============    ============     ============     ============


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

(9) ACQUISITION

    On January 3, 2001, the Company acquired all of the outstanding capital stock of Pelton for approximately $6 million in cash and a $3 million two-year unsecured promissory note. Pelton is based in Ponca City, Oklahoma and designs, manufactures and sells seismic vibrator control systems, vibrator positioning systems and explosive energy control systems.

    The acquisition was accounted for by the purchase method, with the purchase price allocated to the fair value of assets purchased and liabilities assumed. The preliminary allocation of the purchase price as of September 30, 2001, including related direct costs, for the acquisition of Pelton is as follows (in thousands):



Fair values of assets and liabilities
     Net current assets ....................................    $      5,719
     Property, plant and equipment .........................             373
     Intangible assets .....................................           4,131
                                                                ------------
          Total allocated purchase price ...................          10,223
Less non-cash consideration - note payable .................           3,000
Less cash of acquired business .............................           2,032
                                                                ------------
Cash paid for acquisition, net of cash acquired ............    $      5,191
                                                                ============

    The consolidated results of operations of the Company include the results of Pelton from the date of acquisition. The revenues and net income of Pelton prior to the acquisition dates were not material to the Company's consolidated results of operations.

(10) SIGNIFICANT AND UNUSUAL CHARGES AND RECOVERIES

    Significant and unusual pre-tax charges of $4.5 million, net, were recorded during the three months ended March 31, 2000 and included $8.7 million of inventory charges (included in cost of sales) related to the Company's decision to commercialize VectorSeis(TM) digital sensor products having higher technical standards than the products that were previously produced. The Company had decided to commercialize these earlier VectorSeis(TM) products which were since proven not to be commercially feasible based on data gathered from VectorSeis(TM) digital sensor surveys, the anticipated longer-term market recovery for new seismic instrumentation and current and expected market conditions. Other charges were $4.2 million of an inventory write-down in the Marine Division (included in cost of sales); $2.4 million of bad debt expense (included in general and administrative expense); $1.3 million of charges related to the reduction in workforce worldwide (included in general and administrative expense); and $0.7 million of charges related to legal settlements (included in cost of sales -- $0.3 million, and in general and administrative expense -- $0.4 million). These charges were offset in part by $12.8 million of recoveries attributable to a more favorable than anticipated resolution of a customer's bankruptcy settlement, consisting of a $10.2 million reduction in allowance for loan loss (recorded as a reduction to general and administrative expense) and a $2.6 million reversal of warranty reserves based on this bankruptcy settlement (recorded as a reduction to cost of sales).

    Significant and unusual pre-tax charges of $41.9 million were recorded during the three months ended June 30, 2000 and included a charge of $31.9 million to amortization and impairment of intangibles, reflecting the impairment of certain goodwill recorded in conjunction with the acquisition of manufacturing assets of Western Geophysical in 1995 and the acquisition of CompuSeis, Inc. in 1998. The impairment of the Western Geophysical goodwill principally reflected the then-diminished outlook for the marine towed array seismic sector in general, evidenced by customers' decisions to reduce the size of their marine fleets, and changes in customers' preferences and technology for certain products within that sector. The impairment of the CompuSeis goodwill reflects the result of certain technological changes relating to land seismic systems. Additionally, $10.0 million was charged to general and administrative expense consisting of a $5.0 million charge for settlement of litigation, a $3.6 million loan loss expense, $0.7 million related to the sale of certain idle manufacturing capacity in Europe, and $0.7 million of charges related to employee severance and continued cost reduction efforts worldwide

    In response to prevailing seismic industry conditions, the Company, during 2000, began concentrating on lowering its cost structure, consolidating product offerings and reorganizing into a products-based operating structure. The Company continues to evaluate additional restructuring and cost control solutions. Implementing these solutions could result in additional charges against future earnings.

(11) CHANGE IN FISCAL YEAR

    During 2000, the Company changed its fiscal year end from May 31 to a fiscal year ending December 31 of each year. The Company filed a Transition Report on Form 10-K for the transition period ended December 31, 2000. The Company commenced reporting on a calendar year basis with the filing of the Form 10-Q for the quarter ended March 31, 2001.

(12) SALE OF REAL PROPERTY

    On August 20, 2001, the Company sold certain land and buildings in Stafford, Texas for $21 million less $1.7 million in commissions, professional fees and penalties for prepayment of debt. At that time the Company entered into a non-cancelable lease with the purchaser of the property. The lease has a twelve year term with three consecutive options to extend the lease for five years each. Minimum future rental payments pursuant to the lease are as follows (in thousands):

             Year Ending December 31,
             2002......................................................   $     2,646
             2003......................................................         2,646
             2004......................................................         2,646
             2005......................................................         2,810
             2006......................................................         2,927
             2007 and thereafter.......................................        20,343
                                                                          -----------
                                                                          $    34,018
                                                                          ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    Traditionally our net sales have been directly related to the level of worldwide oil and gas exploration activity and the profitability and cash flows of oil and gas companies and seismic contractors. These factors are affected by expectations regarding the supply and demand for oil and natural gas, energy prices, and discovery and development costs. Despite the increase in oil and gas prices in the last few years, the seismic industry continues to rely on surplus seismic data, principally marine "spec" data, to generate exploration prospects rather than new exploration activity. Reliance on "spec" data has caused demand for our products to increase at a slower rate than the demand for other oilfield equipment and service providers. Other factors which may limit the demand for our products may include, but are not limited to, those described below in Cautionary Statement for Purposes of Forward-Looking Statements.

    Our results of operations and financial condition have been affected by acquisitions of businesses and significant charges during prior periods, which may affect the comparability of our financial information. The following discussion and analysis of results of operations and financial condition should be read in conjunction with our consolidated financial statements and the accompanying notes included elsewhere in this Form 10-Q and the Transition Report on Form 10-K for the seven months ended December 31, 2000.

SUMMARY REVIEW AND OUTLOOK

    We are uncertain about the development of demand for seismic services and equipment in the near term. Recent world events and a potentially weakening world economy coupled with continuing equipment oversupply in the marine seismic fleets indicates that demand for seismic equipment in the near term will be less robust than the earlier part of this year. However, we still believe that our fourth quarter operating results will be breakeven or slightly positive on somewhat lower revenues than this quarter and we will be modestly profitable for 2001. Although we are unable to provide any definitive guidance for next year, we currently believe that revenue and operating profits for the first half of 2002 will be slightly lower than the last half of 2001. However, we believe long term fundamentals for the sector remain strong and that we should be well-positioned to benefit from new product sales and potentially strengthening sector fundamentals by the second half of next year.

    Our key strategies remain optimizing the performance of our core business, bringing our key technology initiatives to fruition, monetizing our underutilized assets and growing our business through acquisitions and alliances. We are continuing to invest resources and seek improvements in seismic data acquisition technology. Our goals for 2002 include commercializing our VectorSeis(TM) technology, further development of our land seismic ground and central electronics, commencing development of a next generation marine seismic data acquisition system, and development of new product offerings in hydrocarbon reservoir monitoring and characterization.

    We commenced commercialization of our VectorSeis(TM) line of products by building the first VectorSeis(TM) fleet of approximately 3,000 stations for deployment this winter. Veritas DGC, our commercialization partner, conducted fifteen pilot surveys this year using prototype VectorSeis(TM) units. Feedback from Veritas and the end-users has been favorable.

    We previously announced an agreement in principle to form an alliance with Thomson Marconi P/L to jointly develop a next generation marine seismic data acquisition system. Despite the best efforts of the parties, however, we and Thomson Marconi have been unable to agree on final terms of the alliance. We are making alternate plans, including having discussions with other potential partners, to bring to market our next generation marine system within the next 18 months.

    With regards to our proposed activities described above, no assurances can be made that we will implement any of these actions, and if so, whether any of them will prove successful or the degree of that success.

FISCAL YEAR CHANGE

    During 2000, we changed our fiscal year end from May 31 to a fiscal year ending December 31 of each year. We filed a Transition Report on Form 10-K for the transition period ended December 31, 2000. We commenced reporting on a calendar year basis with the filing of the Form 10-Q for the quarter ended March 31, 2001.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

    Net Sales: Net sales of $58.6 million for the three months ended September 30, 2001 increased $28.3 million, or 93%, compared to the corresponding period last year. The increase is primarily due to increased demand for products produced by our Land Division. Our Land Division's net sales increased $25.3 million to $48.0 million, or 111%, as a result of improving industry conditions and our acquisition of Pelton. Our Marine Division's net sales increased $3.0 million to $10.6 million, or 39%, compared to the corresponding period last year.

    Cost of Sales and Gross Profit: Cost of sales of $40.1 million for the three months ended September 30, 2001 increased $17.0 million, or 73%, compared to the corresponding period last year due to the increased net sales. Cost of sales of the Land Division was $34.4 million and cost of sales of the Marine Division was $5.7 million. Gross profit of $18.5 million for the three months ended September 30, 2001 increased $11.3 million compared to the corresponding period last year. Gross profit percentage for the three months ended September 30, 2001 was 32% compared to 24% during the corresponding period last year. The return to a more normal pricing regime, success in reducing costs and improving absorption of fixed and semi-fixed overhead, as well as the continued elimination from our sales mix of products that had been highly discounted during recent periods of weaker demand contributed to the higher 2001 gross profit percentage.

    Research and Development: Research and development expense of $6.7 million for the three months ended September 30, 2001 increased $0.5 million, or 7%, compared to the corresponding period last year. Research and development expense has remained relatively constant due to the increase in VectorSeis(TM) development costs partially offset by a significantly narrowed focus on a smaller number of technology developments for land, marine and reservoir applications.

    Marketing and Sales: Marketing and sales expense of $3.9 million for the three months ended September 30, 2001 increased $1.5 million, or 60%, compared to the corresponding period last year. The increase is primarily related to higher sales in certain foreign jurisdictions where we owe commissions to independent sales representatives. Compensation expense to our in-house sales force also increased because of the higher net sales and gross profit percentage compared to the same period last year.

    General and Administrative: General and administrative expense of $4.5 million for the three months ended September 30, 2001 increased $1.2 million, or 36%, compared to the corresponding period last year. This increase in general and administrative expense is primarily attributable to increased compensation expense, reflecting estimated accruals for profit-based bonuses this year, and the inclusion of Pelton in the current quarter's results.

    Amortization and Impairment of Intangibles: Amortization and impairment of intangibles of $1.2 million for the three months ended September 30, 2001 increased $0.3 million, or 35%, compared to the corresponding period last year. The increase in amortization and impairment of intangibles primarily related to additional amortization of goodwill from the Pelton acquisition.

    Total Net Interest and Other Income: Total net interest and other income of $1.5 million for the three months ended September 30, 2001 increased $0.01 million, or 4%, compared to the corresponding period last year.

    Income Tax (Benefit) Expense: Income tax benefit of ($0.4) million for the three months ended September 30, 2001 represents a net change of $3.3 million from an income tax expense in the corresponding period last year. Income tax (benefit) expense decreased from the prior period despite higher earnings before income taxes because: (i) we returned to profitability and are currently recording an income tax provision that reflects the anticipated year-end effective tax rate, (ii) during the prior period we were profitable in certain foreign tax jurisdictions but recognized no offsetting benefit from domestic net operating losses, and (iii) we favorably resolved certain tax issues and received a $1.6 million current period benefit. This benefit is not expected to recur in future periods. Excluding this benefit, income tax expense for the current period reflects an estimated 39% effective rate for the year.

    In assessing the realizability of our deferred income tax assets, we considered whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets become deductible. We considered the scheduled reversal of deferred income tax liabilities and projected future taxable income in making this assessment.

    In order to fully realize the deferred income tax assets, we will need to generate future U.S. taxable income of approximately $133 million over the next 19-20 years. Although we have experienced significant losses in recent fiscal years, taxable income for the years 1996 through 1998 aggregated approximately $128 million. Regardless, the ultimate realization of the net deferred tax assets, prior to the expiration of the net operating loss carry-forward in the next 19-20 years, will require a return to sustained profitability.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

    Net Sales: Net sales of $160.9 million for the nine months ended September 30, 2001 increased $63.9 million, or 66%, compared to the corresponding period last year. The increase is primarily due to increased demand for products produced by our Land Division. Our Land Division's net sales increased $60.8 million to $120.1 million, or 102%, as a result of improving industry conditions and our acquisition of Pelton. Our Marine Division's net sales increased $3.1 million to $40.8 million, or 8%, compared to the corresponding period last year.

    Cost of Sales and Gross Profit: Cost of sales of $104.7 million for the nine months ended September 30, 2001 increased $17.1 million, or 19%, compared to the corresponding period last year. Cost of sales of our Land Division was $82.3 million and cost of sales of our Marine Division was $22.4 million. Results for the nine months ended September 30, 2000 included $10.6 million, net, in significant and unusual charges for inventory write-downs partially offset by favorable legal settlements. Excluding the effect of these significant and unusual net charges, cost of sales increased $27.7 million, or 36%, compared to the corresponding period last year, due to higher levels of net sales. Gross profit of $56.3 million for the nine months ended September 30, 2001 increased $46.8 million compared to the corresponding period last year. Gross profit percentage for the nine months ended September 30, 2001 was 35%. Excluding the effect of significant and unusual charges in the prior period, gross profits for the nine months ended September 30, 2001 increased $36.2 million compared to the corresponding period last year. Excluding the effect of these significant and unusual charges, gross profit percentage for the nine months ended September 30, 2000 was 21%. The return to a more normal pricing regime, success in reducing costs and improving absorption of fixed and semi-fixed overhead, as well as the continued elimination from the sales mix of products that had been highly discounted during recent periods of weaker demand contributed to the higher 2001 gross profit percentage.

    Research and Development: Research and development expense of $21.9 million for the nine months ended September 30, 2001 increased $1.3 million, or 6%, compared to the corresponding period last year. Research and development expense has remained relatively constant due to increased VectorSeis(TM) development costs partially offset by a significantly narrowed focus on a smaller number of technology developments for land, marine and reservoir applications.

    Marketing and Sales: Marketing and sales expense of $10.7 million for the nine months ended September 30, 2001 increased $2.9 million, or 38%, compared to the corresponding period last year. The increase is primarily related to higher sales in certain foreign jurisdictions where we owe commissions to independent sales representatives. Compensation expense to our in-house sales force also increased because of the higher net sales and gross profit percentage compared to the same period last year.

    General and Administrative: General and administrative expense of $14.1 million for the nine months ended September 30, 2001 increased $0.1 million, or 1%, compared to the corresponding period last year. Results for the nine months ended September 30, 2000 included significant and unusual net charges of $3.9 million relating to bad debt expense, work-force reductions, unfavorable legal settlements, loan loss expense and loss on the sale of idle facilities, offset by favorable legal settlements. Excluding the effect of these significant and unusual net charges in the prior period, general and administrative expense increased $4 million in 2001. This increase in general and administrative expense is partially attributable to increased compensation expense, reflecting estimated accruals for profit-based bonuses this year, and the inclusion of Pelton in the current period's results.

    Amortization and Impairment of Intangibles: Amortization and impairment of intangibles of $3.5 million for the nine months ended September 30, 2001 decreased $33.0 million, or 90%, compared to the corresponding period last year. The decrease is primarily due to the impairment of $31.9 million of goodwill recorded during the nine months ended September 30, 2000. This decrease is slightly offset by an increase in amortization and impairment of intangibles primarily related to additional amortization of goodwill from the Pelton acquisition.

    Total Net Interest and Other Income: Total net interest and other income of $3.3 million for the nine months ended September 30, 2001 decreased $1.7 million, or 34%, compared to the corresponding period last year primarily due to declining interest rates on lower cash balances and lower interest-bearing note receivable balances.

    Income Tax Expense: Income tax expense of $2.0 million for the nine months ended September 30, 2001 decreased $3.1 million compared to the corresponding period last year. Income tax expense decreased from the prior period despite higher income before taxes because: (i) we returned to profitability and are currently recording an income tax provision that reflects the anticipated year-end effective tax rate, (ii) during the prior period we were profitable in certain foreign tax jurisdictions but recognized no offsetting benefit from domestic net operating losses, and (iii) we resolved certain tax issues and received a $1.6 million current period benefit. This benefit is not expected to recur in future periods. Excluding this benefit, income tax expense for the current period reflects an estimated 39% effective rate for the year.

    In assessing the realizability of our deferred income tax assets, we considered whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets become deductible. We considered the scheduled reversal of deferred income tax liabilities and projected future taxable income in making this assessment.

    In order to fully realize the deferred income tax assets, we will need to generate future U.S. taxable income of approximately $133 million over the next 19-20 years. Although we have experienced significant losses in recent fiscal years, taxable income for the years 1996 through 1998 aggregated approximately $128 million. Regardless, the ultimate realization of the net deferred tax assets, prior to the expiration of the net operating loss carry-forward in the next 19-20 years, will require a return to sustained profitability.

    Preferred Dividends: Preferred stock dividends for the three and nine months ended September 30, 2001 and 2000 are related to outstanding Series B and Series C Preferred Stock. We recognize the dividends as a charge to retained earnings at the rate of 8% per year, compounded quarterly (of which 7% is accounted for as a charge to additional paid-in capital and 1% is paid as a quarterly cash dividend). The preferred stock dividend charge for the three months ended September 30, 2001 was $1.4 million, compared to $1.3 million for the corresponding period last year. The preferred stock dividend charge for the nine months ended September 30, 2001 was $4.2 million, compared to $3.6 million for the corresponding period last year.

    Liquidity and Capital Resources

    We have typically financed operations from internally generated cash and funds from equity financings. Cash and cash equivalents were $96.1 million at September 30, 2001, an increase of $3.7 million, or 4%, compared to December 31, 2000. The increase is due to positive cash flows from operating activities and investing activities, offset by negative cash flows for financing activities. Net cash provided by operating activities was $1.3 million for the nine months ended September 30, 2001 compared to the net cash provided by operating activities of $2.1 million for the corresponding period last year. The changes in working capital items for the nine months ended September 30, 2001 represented a $18.3 million use of cash, due primarily to increases in receivables as a result of increased net sales and increases in inventories. The various working capital accounts can vary in amount substantially from period to period, depending upon timing and levels of sales, product mix sold, demand for products, percentages of cash versus credit sales, collection rates, inventory levels, and general economic and industry factors. Excluding changes in working capital items, operating cash flow was a positive $19.6 million.

    Net cash flow provided by investing activities was $9.5 million for the nine months ended September 30, 2001, an increase of $12.1 million, or 462%, compared to the corresponding period last year. The principal investing activities were sale of real property and buildings in Stafford, Texas, capital expenditure projects and the purchase of all the capital stock of Pelton. Planned capital expenditures for 2001 are approximately $8.0 million, including the purchase of advanced manufacturing machinery and additions to our rental equipment fleet.

    Cash flow used in financing activities was $7.1 million for the nine months ended September 30, 2001, a decrease of $8.0 million compared to the corresponding period last year. The principal use was repayment of long-term debt in conjunction with the sale of real property and buildings in Stafford, Texas.

    In October 2001 our Board of Directors authorized management to repurchase up to 1,000,000 shares of our common stock at such prices and at such times as management deems appropriate. As of November 14, 2001, we had repurchased 86,600 shares at an average price of $7.92 per share.

    We believe the combination of existing working capital, current cash on hand and access to other financing sources will be adequate to meet anticipated capital and liquidity requirements for the foreseeable future.

RECENT ACCOUNTING PRONOUNCEMENTS

    SFAS No. 141, entitled "Business Combinations", was issued in June 2001 and becomes effective July 1, 2001. SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting, which requires that acquisitions be recorded at fair value as of the date of acquisition. The pooling-of-interests method of accounting allowed under prior standards, which reflected business combinations using historical financial information, is now prohibited.

    SFAS No. 142, entitled "Goodwill and Other Intangible Assets", was also issued in June 2001, in concert with SFAS No. 141. SFAS No. 142 becomes effective for us on January 1, 2002. On that date, goodwill will no longer be amortized, but will be tested for impairment using a fair value approach. Currently existing goodwill ($46.1 million at September 30, 2001) will continue to be amortized through December 31, 2001. Any goodwill recorded by us from an acquisition during the remainder of 2001 will not be subject to amortization. SFAS No. 142 requires goodwill to be tested for impairment at a level referred to as a reporting unit, generally one level lower than our reportable segments. SFAS No. 142 requires us to perform the first goodwill impairment test on all reporting units within six months of adoption. The first step is to compare the fair value with the book value of a reporting unit. If the fair value of the reporting unit is less than its book value, the second step will be to calculate the impairment loss, if any. Any impairment loss from the initial adoption of SFAS No. 142 will be recognized as a change in accounting principle. After the initial adoption, we will test goodwill for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

    We are still reviewing SFAS No. 142 to determine the effect, if any, of the initial goodwill impairment testing. During the year ended December 31, 2000 and the nine months ended September 30, 2001, we recorded goodwill amortization of $4.5 million and $2.9 million, respectively. These amounts, less related income tax effects, would not have been recorded under SFAS No. 142.

CONVERSION TO THE EURO CURRENCY

    On January 1, 1999, certain members of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency, the Euro. We own facilities and manufacture components for systems in one member country. The transition period for the introduction of the Euro is between January 1, 1999 and June 30, 2002. We continue to address the issues involved with the introduction of the Euro. The more important issues include: converting information technology systems; reassessing currency risk; and processing tax and accounting records. Based on progress to date in reviewing this matter, we believe that the introduction of the Euro has not and will not have a significant impact on our business affairs and our processing of business and accounting records.

CREDIT RISK

    A continuation of weak demand for the services of certain of our customers will further strain their revenues and cash resources, thereby resulting in lower sales levels and a higher likelihood of defaults in their timely payment of their obligations under credit sales arrangements. Increased levels of payment defaults with respect to credit sales arrangements could have a material adverse effect on our results of operations.

    Our combined gross trade accounts receivable and notes receivable balance as of September 30, 2001 from customers in Russia and other former Soviet Union countries was approximately $5.4 million and was approximately $9.5 million from customers in Latin American countries. As of September 30, 2001 the total allowance for doubtful accounts (foreign and United States) was $1.7 million and the allowance for loan losses was $10.9 million. During the nine months ended September 30, 2001, there were $16.1 million of sales to customers in Russia and other former Soviet Union countries, $1.9 million of sales to customers in Latin American countries and $10.6 million of sales to customers in China (substantially all sales to Russia and China were backed by irrevocable letters of credit). All terms of sale for these foreign receivables are denominated in United States dollars. Russia and certain Asian and Latin America countries have experienced economic problems and uncertainties and devaluations of their currencies in recent years. To the extent that economic conditions negatively affect future sales to customers in those regions or the collectibility of existing receivables, future results of operations, liquidity and financial condition may be adversely affected.

CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD-LOOKING STATEMENTS

    We have made statements in this report which constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Examples of forward-looking statements in this report include statements regarding:

        o our expected revenues, operating profit and net income for 2001 and for 2002;

        o   future demand for seismic equipment and services;

        o future economic conditions, including conditions in Russia and certain Asian and Latin American countries;

        o anticipated timing of commercialization and capabilities of our products under development;

        o potential alliances with strategic partners for development of new products;

        o   non-seismic applications for our Applied MEMS business unit;

        o our expectations regarding our future mix of business and future asset recoveries;

        o   our expectations regarding realization of our deferred tax assets;

        o   the anticipated effects of changes in accounting standards;

        o   the effect of the introduction of the Euro;

        o the result of pending or threatened disputes and other contingencies; and

        o   our future levels of capital expenditures.

    You can identify these forward-looking statements by forward-looking words such as "believe," "may," "could," "will," "estimate," "continue," "anticipate," "intend," "seek," "plan," "expect," "should," "would" and similar expressions. These forward-looking statements reflect our best judgment about future events and trends based on the information currently available to us. Our results of operations can be affected by inaccurate assumptions we make or by risks and uncertainties known or unknown to us. Therefore, we cannot guarantee the accuracy of the forward-looking statements. Actual events and results of operations may vary materially from our current expectations. While we cannot identify all of the factors that may cause actual events to vary from our expectations, we believe the following factors should be considered carefully:

    Demand for our products will be materially and adversely affected if there is reduction in the level of exploration expenditures by oil and gas companies and geophysical contractors. Demand for our products is particularly sensitive to the level of exploration spending by oil and gas companies and geophysical contractors. Exploration expenditures have tended in the past to follow trends in the price of oil and gas, which have fluctuated widely in recent years in response to relatively minor changes in supply and demand for oil and gas, market uncertainty and a variety of other factors beyond our control. Any prolonged reduction in oil and gas prices will depress the level of exploration activity and correspondingly depress demand for our products. A prolonged downturn in market demand for our products will have a material adverse effect on our results of operations and financial condition.

    We may not gain rapid market acceptance for our new products which could materially and adversely affect our results of operations. Seismic exploration requires sensitive scientific instruments capable of withstanding harsh operating environments. In addition, our customers demand broad functionality from our products. We require long development and testing periods before releasing major new product enhancements and new products. We currently intend to release for commercial use our VectorSeis(TM) sensor, our next generation land seismic data acquisition system and our next generation marine seismic data acquisition system by the end of 2002. If our anticipated product introductions are delayed, our customers may turn to alternate suppliers and our anticipated results of operations and financial condition will be adversely affected. We have on occasion experienced delays in the scheduled introduction of new and enhanced products. In addition, products as complex as those we offer sometimes contain undetected errors or bugs when first introduced that, despite our rigorous testing program, are not discovered until the product is purchased and used by a customer. If our customers deploy our new products and they do not work correctly, our relationship with our customers may be materially and adversely affected. We cannot assure you that errors will not be found in future releases of our products, or that these errors will not impair the market acceptance of our products. If our new products are not accepted by our customers as rapidly as we anticipate, our business and results of operations may be materially and adversely affected.

    The rapid pace of technological change in the seismic industry requires us to make substantial capital expenditures and could make our products obsolete. The markets for our products are characterized by rapidly changing technology and frequent product introductions. We must invest substantial capital to maintain our leading edge in technology with no assurance that we will receive an adequate rate of return on such investments. If we are unable to develop and produce successfully and timely new and enhanced products, we will be unable to compete in the future and our business and results of operations will be materially and adversely affected.

    Competition for sellers of seismic data acquisition systems and equipment is intensifying and could adversely affect our results of operations. Our industry is highly competitive. Our competitors have been consolidating into better-financed companies with broader product lines. Several of our competitors are affiliated with seismic contractors, which forecloses a portion of the market to us. Some of our competitors have greater name recognition, more extensive engineering, manufacturing and marketing capabilities, and greater financial, technological and personnel resources than those available to us.

    Our competitors have expanded or improved their product lines which has adversely affected our results of operations. For instance, one competitor recently introduced a lightweight land seismic system which we believe has made our current land system more difficult to sell at acceptable margins. In addition, one of our competitors has introduced a marine solid streamer product that competes with our oil-filled product. Our net sales of marine streamers have been, and will continue to be, adversely affected by customer preferences for solid products. We had been negotiating an alliance with Thomson Marconi to develop a next generation marine system that would have incorporated Thomson Marconi's solid streamer technology. Because we were unable to agree on certain commercial terms, we are currently exploring other alternatives to offer a marine solid streamer. We can not assure you that we will find a cost-effective way to market a solid streamer product or that we will be able to compete effectively in the future for sales of marine streamers.

    Further consolidation among our significant customers could materially and adversely affect us. A relatively small number of customers account for the majority of our net sales in any period. During the nine months ended September 30, 2001, four customers (Western Geco, Veritas DGC, Schlumberger and PGS) accounted for approximately 54% of our net sales. In recent years, our customers have been rapidly consolidating, shrinking the demand for our products. The loss of any of our significant customers to further consolidation or otherwise could materially and adversely affect our results of operations and financial condition.

    Large fluctuations in our sales and gross margin can result in operating losses. Because our products have a high sales price and are technologically complex, we experience a very long sales cycle. In addition, the revenues from any particular sale can vary greatly from our expectations due to changes in customer requirements. These factors create substantial fluctuations in our net sales from period to period. Variability in our gross margins compounds the uncertainty associated with our sales cycle. Our gross margins are affected by the following factors:

        o   pricing pressures from our customers and competitors;

        o   product mix sold in a period;

        o   inventory obsolescence;

        o   unpredictability of warranty costs;

        o   changes in sales and distribution channels;

        o   availability and pricing of raw materials and purchased components;
            and

        o   absorption of manufacturing costs through volume production.

    We must establish our expenditure levels for product development, sales and marketing and other operating expenses based, in large part, on our expected future net sales and gross margin. As a result, if net sales or gross margins fall below our initial expectations, our operating results and financial condition are likely to be adversely affected because only a relatively small portion of our expenses vary with our revenues.

    We may be unable to obtain broad intellectual property protection for our current and future products which may significantly erode our competitive advantage. We rely on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary technologies. We believe that the technological and creative skill of our employees, new product developments, frequent product enhancements, name recognition and reliable product maintenance are the foundations of our competitive advantage. Although we have a considerable portfolio of patents, copyrights and trademarks, these property rights offer us only limited protection. Our competitors may attempt to copy aspects of our products despite our efforts to protect our proprietary rights, or may design around the proprietary features of our products. Policing unauthorized use of our proprietary rights is difficult and we are unable to determine the extent to which such use occurs. Our difficulties are compounded in certain foreign countries where the laws do not offer as much protection for proprietary rights as the laws of the United States.

    We are not aware that our products infringe upon the proprietary rights of others. However, third parties may claim that we have infringed their intellectual property rights. Any such claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing arrangements. Such claims could have a material adverse affect on our results of operation and financial condition.

    We derive a substantial amount of our revenues from foreign sales which pose additional risks. Sales to foreign customers accounted for approximately 59% of our consolidated revenues for the nine months ended September 30, 2001. United States export restrictions affect the types and specifications of products we can export. Additionally, to complete certain sales U.S. laws may require us to obtain export licenses and there can be no assurance that we will not experience difficulty in obtaining such licenses. Operations and sales in countries other than the United States are subject to various risks peculiar to each country. With respect to any particular country, these risks may include:

        o   expropriation and nationalization;

        o   political and economic instability;

        o   armed conflict and civil disturbance;

        o   currency fluctuations, devaluations and conversion restrictions;

        o   confiscatory taxation or other adverse tax policies;

        o governmental activities that limit or disrupt markets, restrict payments or the movement of funds; and

        o governmental activities that may result in the deprivation of contractual rights.

    The majority of our foreign sales are denominated in U.S. dollars. While this practice protects the value of our assets as reported on our consolidated financial statements, an increase in the value of the dollar relative to other currencies will make our products more expensive, and therefore less competitive, in foreign markets.

    In addition, we are subject to taxation in many jurisdictions and the final determination of our tax liabilities involves the interpretation of the statutes and requirements of taxing authorities worldwide. Our tax returns are subject to routine examination by taxing authorities, and these examinations may result in assessments of additional taxes or penalties or both.

    Significant payment defaults under extended financing arrangements could adversely affect us. We often sell to customers on extended-term arrangements. Significant payment defaults by customers could have a material adverse effect on our financial position and results of operations.

    We are highly dependent on certain key personnel. Our future success depends upon the continued contributions of personnel, particularly management personnel, many of whom would be difficult to replace. Our success will also depend on our ability to attract and retain skilled employees. Changes in personnel, particularly technical personnel, could adversely affect operating results and continued changes in management personnel could have a disruptive effect on employees which could, in turn, adversely affect operating results.

    Our strategy of pursuing acquisitions and alliances has risks that can materially and adversely affect our business, results of operations and financial condition. One of our business strategies is to acquire operations and assets that are complementary to our existing business, or to enter strategic alliances that will extend our existing business. Acquisitions and alliances involve financial, operational and legal risks, including:

        o   increased levels of goodwill subject to potential impairment;

        o increased interest expense or increased dilution from issuance of equity;

        o disruption of existing and acquired business from our integration efforts; and

        o   loss of uniformity in standards, controls, procedures and policies.

    In addition, other potential buyers could compete with us for acquisitions and strategic alliances. Competition could cause us to pay a higher price for an acquisition than we otherwise might have to pay or reduce the available strategic alternatives. We might be unsuccessful in identifying attractive acquisition candidates, completing and financing additional acquisitions on favorable terms or integrating the acquired businesses or assets into our operations.

    Our operations are subject to numerous government regulations which could adversely limit our operating flexibility. Our operations are subject to laws, regulations, government policies and product certification requirements worldwide. Changes in such laws, regulations, policies or requirements could affect the demand for our products or result in the need to modify products, which may involve substantial costs or delays in sales and could have an adverse effect on our future operating results. Certain countries are subject to restrictions, sanctions and embargoes imposed by the United States government. These restrictions, sanctions and embargoes prohibit or limit us from participating in certain business activities in those countries.

    Disruption in vendor supplies will adversely effect our results of operations. Our manufacturing processes require a high volume of quality components. Certain components used by us are currently provided by only one supplier. We may, from time to time, experience supply or quality control problems with suppliers, and such problems could significantly affect our ability to meet production and sales commitments. Reliance on certain suppliers, as well as industry supply conditions generally involve several risks, including the possibility of a shortage or a lack of availability of key components and increases in component costs and reduced control over delivery schedules; any of which could adversely affect our future results of operations.

    NOTE: THE FOREGOING REVIEW OF FACTORS PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 SHOULD NOT BE CONSTRUED AS EXHAUSTIVE. IN ADDITION TO THE FOREGOING, WE WISH TO REFER YOU TO OTHER FACTORS DISCUSSED ELSEWHERE IN THIS REPORT AS WELL AS OUR OTHER FILINGS AND REPORTS WITH THE SEC FOR A FURTHER DISCUSSION OF RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE THE RESULT OF ANY REVISIONS TO ANY FORWARD-LOOKING STATEMENTS, WHICH MAY BE MADE TO REFLECT THE EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We may, from time to time, be exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We traditionally have not entered into significant derivative or other financial instruments. We are not currently a borrower under any material credit arrangements which feature fluctuating interest rates. Market risk could arise from changes in foreign currency exchange rates.



                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) List of Documents Filed.

    10.28 Lease Agreement dated as of August 20, 2001, between NL Ventures III Stafford, L.P. and Input/Output, Inc.

    15.1 Acknowledgement Letter Regarding Unaudited Interim Financial Information from PricewaterhouseCoopers LLP.

    99.1   Independent Accountants' Review Report.

    (b) Reports on Form 8-K.

        On September 21, 2001, we filed a Current Report on Form 8-K reporting under Item 4. Changes in Registrant's Certifying Accountants concerning the engagement of PricewaterhouseCoopers LLP as our independent accountant, effective September 14, 2001 and the dismissal of our former independent accountant, KPMG LLP effective September 14, 2001.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Stafford, State of Texas, on November 14, 2001.

                                                     INPUT/OUTPUT, INC.


November 14, 2001                                    By /s/ MARTIN DECAMP
                                                       ------------------------
                                                     Vice President-Accounting,
                                                     Controller and Chief
                                                     Accounting Officer

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER     DESCRIPTION
------     -----------

 10.28     Lease Agreement dated as of August 20, 2001, between NL Ventures III
           Stafford, L.P. and Input/Output, Inc.

 15.1      Acknowledgement Letter Regarding Unaudited Interim Financial
           Information from PricewaterhouseCoopers LLP.

 99.1      Independent Accountants' Review Report.