Form 10-K405
period 2001-12-31
INPUT OUTPUT INC
filed 2002-04-01
CIK 866609

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             ---------------------
                                   FORM 10-K

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934




                         COMMISSION FILE NUMBER 1-13402

                               INPUT/OUTPUT, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      22-2286646
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

            12300 PARC CREST DR.,                                  77477
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at March 1, 2002 (for purposes of the below-stated amount only, all directors, officers and 5% or more stockholders are presumed to be affiliates):

                                  $143,004,904

     Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date.

                                                        NUMBER OF SHARES OUTSTANDING
     TITLE OF EACH CLASS OF COMMON STOCK                      AT MARCH 1, 2002
     -----------------------------------                ----------------------------
        Common Stock, $0.01 par value                            50,911,902

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

ITEM 1.  BUSINESS

INPUT/OUTPUT, INC.

     We are a leading designer and manufacturer of seismic data acquisition products. Our data acquisition products are particularly well suited for advanced three-dimensional ("3-D") and four dimensional ("4-D") data collection techniques, as well as the newer and more advanced three-component ("3C") data collection techniques. Seismic data is used extensively in the oil and gas industry as an exploration risk management tool and is also increasingly employed in field development and reservoir management activities.

     We offer a broad range of related products for land and marine environments. These include central electronics units, remote ground equipment, vibrators, energy source control and positioning equipment, geophones, specialty cables and connectors, land geophysical survey planning software, marine streamers, in-water and shipboard electronics, hydrophones, airguns, data telemetry quality control systems and streamer positioning systems, compasses, acoustical devices, and velocimeters. You can find information about the performance of our Land and Marine Divisions, as well as information about geographic distribution of our sales, in Management's Discussion and Analysis of Results of Operations and Financial Condition and Note 10 to Consolidated Financial Statements.

RECENT DEVELOPMENTS

     Traditionally our net sales have been directly related to the level of worldwide oil and gas exploration activity and the profitability and cash flows of oil and gas companies and seismic contractors. These factors are affected by expectations regarding the supply and demand for oil and natural gas, energy prices, and discovery and development costs. The recent decline in oil and natural gas prices combined with the use of surplus seismic data, principally library data, to generate prospects rather than new exploration activity has significantly reduced demand for our products. Other factors which may limit the demand for our products may include, but are not limited to, those described in Management's Discussion and Analysis of Results of Operations and Financial Condition -- Cautionary Statement for Purposes of Forward Looking Statements.

     In response to prevailing seismic industry conditions and in order to return to profitability, we have concentrated on lowering our cost structure, consolidating product offerings and reorganizing into a products-based operating structure. We continue to evaluate additional restructuring and cost control solutions with the goal of increasing profitability where practicable.

     During the year ended December 31, 2001, conditions marginally improved due to an increase in demand for our products, principally land products. However, by year-end, commodity prices, rig counts and seismic crew counts all declined, creating uncertainty about the continued level of demand for seismic services and equipment in the near term. Recent world events and a weakened world economy coupled with continuing equipment oversupply in the marine seismic fleets indicate that demand for seismic equipment in the near term will be less robust. This has led us to conclude that near-term revenue and operating profits will be substantially lower than recent levels and we have previously issued earning guidance stating our expectation of a loss in the first quarter. We expect revenues for the first quarter of 2002 to be in the range of $23-27 million, depending in part on the timing of a large international shipment, and we expect to report a net loss applicable to common shareholders between ($0.09) and ($0.13). Actual first quarter results will be announced in the first week of May 2002. In response to a weakening demand in the short-term, we have reduced our total work force by over 18% since December 31, 2001, and look to further reduce our cost structure without hindering our long-term growth prospects. However, we believe long term fundamentals for the sector remain strong and that we should be well-positioned to benefit from new product sales and potentially strengthening sector fundamentals when economic conditions improve.

     Simultaneous with the filing of this Form 10-K, we are also filing a Form 8-K discussing the accounting treatment of the lease for our Stafford facilities which we sold and leased back during the third quarter of 2001. See Note 5 of Notes to Consolidated Financial Statements.

LAND PRODUCTS

     During the fiscal year ended December 31, 2001, net sales of data acquisition products of our Land Division accounted for 77% of total revenues. Data acquisition products for the Land Division primarily include the following:

     Data Acquisition Systems. Our land data acquisition system consists of a central electronics unit and multiple remote ground equipment modules, which are either connected by cable or utilize radio transmission and retrievable data storage. The central electronics unit, which acts as the control center of our data acquisition system, is typically mounted within a vehicle or helicopter transportable enclosure. The central electronics unit receives digitized data, stores the data on storage media for subsequent processing and displays the data on optional monitoring devices. The central electronics unit also provides calibration, status and test functionality. The remote ground equipment of the I/O system consists of multiple remote modules ("MRX(TM)") and line taps positioned over the survey area. Seismic signals from geophones are collected by the MRX, which collects multiple channels of analog seismic data. The MRX filters and digitizes the data, which is then transmitted by the MRX via cable to a line tap. Alternatively, our radio telemetry system ("RSR(TM)") records data across a variety of environments, including transition zones, swamps, mountain ranges, jungles and other seismic environments. RSR's are radio controlled, and do not require cables for data transmission since the information is stored at the unit source and subsequently retrieved. To complement our new VectorSeis(R) digital sensor we also offer an all-digital version of our radio telemetry system ("VRSR(TM)").

     Geophones and Digital Sensors. Geophones are analog mechanical seismic sensor devices designed to detect acoustical energy reflected from the earth's subsurface. The product line includes low distortion seismic sensors designed for land and transition zone environments. Our newly commercialized VectorSeis sensor is a revolutionary fully digital sensor which is capable of both traditional single component compression wave ("P-wave") data collection, as well as shear wave multi-component 3C data collection. The VectorSeis digital sensor uses three micro-machined accelerometers configured to measure compression and shear waves. The inclusion of information from shear waves can be used to create better structural images of complex geological prospects and to infer physical properties of rock structures to reduce exploration risk.

     Vibrators and Traditional Energy Sources. Vibrators are mechanical devices carried by a large vehicle and used as a source of seismic energy on land. Our vibrators offer patented features which extend the life of the vibrator and lower the distortion of the sound source. In addition, we offer a new tracked vibrator principally for use in Arctic and desert environments, providing a more environmentally friendly, as well as efficient option to our customers. Our Pelton acquisition in early 2001 adds energy source control and positioning systems to our vibrator product offerings as well as control units for managing traditional energy sources such as dynamite.

     Specialty Cables and Connectors. Cables and connectors are used in conjunction with most seismic equipment. Our cables not only offer a replacement option to correct for ordinary wear, but also offer performance improvement and specialization for new environments and applications.

     Applications Software. We offer a wide range of geophysical software used in seismic planning and execution.

MARINE PRODUCTS

     During the fiscal year ended December 31, 2001, net sales of data acquisition products by our Marine Division accounted for 23% of total revenues. Data acquisition products for the Marine Division primarily include the following:

     Data Acquisition Systems. Our marine data acquisition system consists primarily of towed marine streamers and shipboard electronics ("MSX(TM)") that collect seismic data in deep-water environments. Marine streamers, which contain hydrophones, electronic modules and cabling, may measure up to 12,000 meters in length and are towed behind a seismic acquisition vessel. Hydrophones are seismic sensor devices designed to detect acoustical energy reflected from the earth's subsurface. Marine electronics include seismic and data telemetry quality control systems and related software products, as well as electronics for shipboard recording.

     Airguns. Airguns are the primary seismic energy source used in marine environments to initiate the energy transmitted through the earth's subsurface. An airgun fires a high compression burst of air under water to create an energy wave for seismic measurement. Additionally, we offer an airgun source synchronizing system that can control up to 128 airguns simultaneously.

     Marine Positioning Systems. Our positioning systems include birds, compasses, velocimeters and acoustical devices. Positioning systems control streamer cable depth during towing, ensuring consistent data recovery while minimizing turbulence induced distortions.

RESERVOIR PRODUCTS

     For 2002 we formed a Reservoir Division which will include ocean bottom systems (previously accounted for as part of the Marine Division) and in-well applications (previously accounted for as part of the Land Division).

     Ocean Bottom Systems. Our ocean bottom systems historically have been very similar to our land systems with modifications to adapt these products for use in water depths of several thousand meters and to provide for deployment in a marine environment. We are currently developing ocean bottom products that will utilize our VectorSeis technology to collect multi-component seismic data with the potential to dramatically improve economics of ocean bottom seismic data acquisition.

     In-Well Applications. We are developing in-well systems for production monitoring and optimization that utilize our VectorSeis multi-component data technology. Our recently commercialized retrievable vertical seismic profiling device ("MegaLevel VSP(TM)") allows more of a reservoir to be imaged, and at a higher resolution than the bore hole imaging provided by traditional VSP products. Currently our MegaLevel VSP product uses conventional multi-component analog geophones, but we are developing a version that incorporates our VectorSeis technology. We are also developing permanently placed arrays for reservoir monitoring and recently installed our first permanent installation utilizing a combination of VectorSeis and conventional technology in the Middle East.

APPLIED MEMS

     We recently formed a business unit, Applied MEMS, to hold our micro-electro-mechanical systems ("MEMS") technology and manufacturing capabilities. In addition to producing the accelerometers for our VectorSeis digital sensor, this business unit is also actively pursuing sales of accelerometer products for nonseismic applications, foundry services for third parties, and other MEMS opportunities.

PRODUCT RESEARCH AND DEVELOPMENT

     Our strategic focus for research and development is driven by our desire to improve the quality of the subsurface image and the overall acquisition economics of our customers. Our ability to compete effectively and maintain a leading market position in the manufacture and sale of seismic instruments and data acquisition systems depends upon continued technological innovation. Development cycles, from initial conception through product introduction, may extend over several years. Research and development expenditures have principally related to the continued enhancement and evolution of our land, marine data acquisition and reservoir product lines.

     During 2001, our primary research and development efforts were focused on field testing and commercialization of a land-based seismic data acquisition recording system incorporating VectorSeis digital sensors for single and multi-component recording. In 2002 our principal research and development goals include the migration of our VectorSeis platform into ocean-bottom systems and in-well products.

     We continue to develop a lightweight land seismic system with a view toward commercial introduction of this system during 2002 and are developing a next generation marine seismic data acquisition system, based in part on components used in our new land system, for commercial deployment in 2003. We have a number of other products under development including reservoir monitoring applications for land, transition zone (i.e. marshes and shallow bays) and ocean-bottom reservoirs.

     Because the new products are under development, their commercial feasibility or degree of commercial acceptance, if any, is not yet known. No assurance can be given concerning the successful development of any new products or enhancements, the specific timing of their release or their level of acceptance in the market place.

MARKETS AND CUSTOMERS

     Our principal customers are seismic contractors, which operate seismic data acquisition systems and related equipment to collect data in accordance with their customers' specifications or for their own seismic data libraries. In addition, we market and sell products to oil and gas companies. During the year ended December 31, 2001, three customers (PGS Offshore, Schlumbeger and Veritas
DGC) accounted for approximately 51% of consolidated net sales. PGS Offshore and Veritas DGC have recently announced their intention to merge. The loss of any one of these customers could have a material adverse effect on the results of operations and financial condition. See Management's Discussion and Analysis of Results of Operations and Financial Condition -- Cautionary Statement for Purposes of Forward Looking Statements -- Further consolidation among our significant customers could materially and adversely affect us and Note 10 of Notes to Consolidated Financial Statements.

     A significant part of our marketing efforts are focused on areas outside the United States. Foreign sales are subject to special risks inherent in doing business outside of the United States, including the risk of war, civil disturbances, exchange rate fluctuations, embargo and governmental activities, as well as risks of non-compliance with U.S. and foreign laws, including tariff regulations and import/export restrictions. We sell products through a direct sales force consisting of employees and through several international third-party sales representatives responsible for key geographic areas. During the year ended December 31, 2001, sales to areas outside the United States accounted for approximately 63% of net sales. Further, systems sold to domestic customers are frequently deployed internationally and, from time to time, certain foreign sales require export licenses. See Management's Discussion and Analysis of Results of Operations and Financial Condition -- Cautionary Statement for Purposes of Forward Looking Statements -- We derive a substantial amount of our revenues from foreign sales which pose additional risks and Note 10 of Notes to Consolidated Financial Statements.

     Sales to customers are normally on standard net 30-day terms. We also provide financing arrangements to customers through long-term notes receivable. Notes receivable are generally collateralized by the products sold, bear interest at contractual rates up to 13% per year and are due at various dates through 2004. See Note 1 and 7 of Notes to Consolidated Financial Statements.

SUPPLIERS

     We purchase a substantial portion of the electronic components used in our systems and products from third-party vendors. Certain items, such as integrated circuits used in I/O systems are purchased from sole source vendors. Although we attempt to maintain an adequate inventory of these single source items, the loss of ready access to any of these items could temporarily disrupt our ability to manufacture and sell certain products. Since our components are designed for use with these single source items, replacing the single source items with functional equivalents could require a redesign of our components and costly delays could result.

COMPETITION

     The market for seismic data acquisition systems and seismic instrumentation is highly competitive and is characterized by consolidation, as well as continual and rapid changes in technology. Our principal competitors for land and marine seismic equipment are, among others, Fairfield Industries; Geo-X Systems, Limited; JGI, Incorporated; OYO Geospace Corporation; Bolt Technology Corporation; Teledyne Brown Engineering, an affiliate of Allegheny Teledyne Company; Thomson Marconi Sonar P/L; Geoscience Corp. and Societe d'etudes Recherches et Construction Electroniques ("Sercel"), both affiliates of Compagnie General de Geophysique. Unlike I/O, companies such as Sercel and Geoscience Corp. possess an advantage of selling to an affiliated seismic contractor.

INTELLECTUAL PROPERTY

     We rely on a combination of trade secrets, patents, copyrights and technical measures to protect our proprietary hardware and software technologies. Although patents are considered important to our operations, no one patent is considered essential to our success. Copyright and trade secret protection may be unavailable in certain foreign countries in which we sell products. In addition, we seek to protect trade secrets through confidentiality agreements with employees and agents and through ownership of a number of trademarks.

REGULATORY MATTERS

     Our export activities are subject to extensive and evolving trade regulations. Certain countries in which products may be utilized are subject to trade restrictions, embargoes and sanctions imposed by the U.S. government. These restrictions and sanctions, generally speaking, limit us from participating in certain business activities in those countries.

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

EMPLOYEES

     At December 31, 2001, we had 799 full-time employees worldwide, 634 of whom were employed in the United States. U.S. employees are not subject to any collective bargaining agreements and we have never experienced a work stoppage. We consider ourselves to have a good relationship with our employees.

ITEM 2.  PROPERTIES

     Primary manufacturing facilities are as follows:

                                                              SQUARE
MANUFACTURING FACILITIES                                      FOOTAGE
------------------------                                      -------
Stafford, Texas**...........................................  110,000
Alvin, Texas*...............................................  240,000
New Orleans, Louisiana**....................................   40,000
Norwich, England**..........................................   31,000
Voorschoten, The Netherlands**..............................   30,000
                                                              -------
                                                              451,000
                                                              =======

---------------

 * Owned

** Leased

     Our executive headquarters (utilizing approximately 25,000 square feet) are located at 12300 Parc Crest Drive, Stafford, Texas. The machinery, equipment, buildings and other facilities leased are considered by management to be sufficiently maintained and adequate for current operations.

ITEM 3.  LEGAL PROCEEDINGS

     In the ordinary course of business, we have been named in various lawsuits or threatened actions. While the final resolution of these matters may have an impact on our consolidated financial results for a particular reporting period, we believe that the ultimate resolution of these matters will not have a material adverse impact on our financial position, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

GENERAL

     Our common stock trades on the New York Stock Exchange ("NYSE") under the symbol "IO." The following table sets forth the high and low sales prices of the common stock for the periods indicated, as reported on the NYSE composite tape.

                                                               PRICE RANGE
                                                              --------------
PERIOD                                                         HIGH     LOW
------                                                        ------   -----
Year ended December 31, 2001
  Fourth Quarter............................................  $ 9.45   $7.10
  Third Quarter.............................................   12.70    7.90
  Second Quarter............................................   14.25    8.67
  First Quarter.............................................   13.10    8.50
Seven months ended December 31, 2000
  December..................................................  $10.25   $7.50
  Second Quarter............................................   10.25    7.38
  First Quarter.............................................    9.63    6.81
Year ended May 31, 2000
  Fourth Quarter............................................  $ 8.25   $5.50
  Third Quarter.............................................    6.69    4.25
  Second Quarter............................................    8.38    4.94
  First Quarter.............................................    8.94    7.00

     We have not historically paid, and do not intend to pay in the foreseeable future, cash dividends on our common stock. We presently intend to retain cash from operations for use in our business, with any future decision to pay cash dividends on our common stock dependent upon our growth, profitability, financial condition and other factors our Board of Directors considers relevant. We are permitted to pay dividends on our common stock, as long as all dividends on our outstanding Series B and Series C Preferred Stock are current. See Note 8 of Notes to Consolidated Financial Statements.

     On December 31, 2001, there were 313 stockholders of record of common stock outstanding and one stockholder of 55,000 shares of Series B and Series C Preferred Stock outstanding.

     In October 2001 our Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock in the open market and privately negotiated transactions at such prices and at such times as management deems appropriate. As of December 31, 2001, we had repurchased 461,900 shares of our common stock under this repurchase program for a total purchase price of $3.6 million and at an average price of $7.78 per share. Under a prior repurchase program, we had repurchased 37,898 shares of our common stock during 2001, for a total purchase price of $0.4 million.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data set forth below with respect to our consolidated statements of operations for the year ended December 31, 2001, the seven months ended December 31, 2000 and the four fiscal years ended May 31, 2000, 1999, 1998, and 1997, and with respect to our consolidated balance sheets at December 31, 2001, and 2000 and May 31, 2000, 1999, 1998, and 1997 have been derived from our audited consolidated financial statements. Our results of operations and financial condition have been affected by acquisitions of businesses and significant charges during certain periods presented, which may affect the comparability of the financial information. This information should be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition and the consolidated financial statements and the notes thereto included elsewhere in this Form 10-K.

                                                SEVEN MONTHS
                                  YEAR ENDED       ENDED                  YEARS ENDED MAY 31,
                                 DECEMBER 31,   DECEMBER 31,   ------------------------------------------
                                     2001           2000         2000       1999        1998       1997
                                 ------------   ------------   --------   ---------   --------   --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales......................    $212,050       $ 78,317     $121,454   $ 197,415   $385,861   $281,845
Cost of sales(1)...............     135,798         58,554      106,642     205,215    226,514    183,438
                                   --------       --------     --------   ---------   --------   --------
  Gross profit (loss)..........      76,252         19,763       14,812      (7,800)   159,347     98,407
                                   --------       --------     --------   ---------   --------   --------
Operating expenses:
Research and development(2)....      29,442         16,051       28,625      42,782     32,957     22,967
Marketing and sales............      14,274          5,934       10,284      14,193     14,646     13,288
General and
  administrative(3)............      19,695          8,127       21,885      80,932     28,295     36,186
Amortization and impairment of
  intangibles(4)...............       4,936          2,757       39,488      16,247      6,008      4,551
                                   --------       --------     --------   ---------   --------   --------
          Total operating
            expenses...........      68,347         32,869      100,282     154,154     81,906     76,992
                                   --------       --------     --------   ---------   --------   --------
Earnings (loss) from
  operations...................       7,905        (13,106)     (85,470)   (161,954)    77,441     21,415
Interest expense...............        (695)          (627)        (826)       (897)    (1,081)      (793)
Interest income................       4,685          4,583        4,930       7,981      7,517      3,942
Other income (expense).........         574            176        1,306        (370)      (202)      (267)
                                   --------       --------     --------   ---------   --------   --------
Earnings (loss) before income
  taxes........................      12,469         (8,974)     (80,060)   (155,240)    83,675     24,297
Income tax (benefit) expense...       3,128          1,332       (6,097)    (49,677)    26,776      7,700
                                   --------       --------     --------   ---------   --------   --------
Net earnings (loss)............       9,341        (10,306)     (73,963)   (105,563)    56,899     16,597
Preferred dividend.............       5,632          3,051        4,557          --         --         --
                                   --------       --------     --------   ---------   --------   --------
Net earnings (loss) applicable
  to common shares.............    $  3,709       $(13,357)    $(78,520)  $(105,563)  $ 56,899   $ 16,597
                                   ========       ========     ========   =========   ========   ========
Basic earnings (loss) per
  common share.................    $   0.07       $  (0.26)    $  (1.55)  $   (2.17)  $   1.29   $   0.38
                                   ========       ========     ========   =========   ========   ========
Weighted average number of
  common shares outstanding....      51,166         50,840       50,716      48,540     43,962     43,181
                                   ========       ========     ========   =========   ========   ========
Diluted earnings (loss) per
  common share.................    $   0.07       $  (0.26)    $  (1.55)  $   (2.17)  $   1.28   $   0.38
                                   ========       ========     ========   =========   ========   ========
Weighted average number of
  diluted common shares
  outstanding..................      52,309         50,840       50,716      48,540     44,430     43,820
                                   ========       ========     ========   =========   ========   ========

                                                SEVEN MONTHS
                                  YEAR ENDED       ENDED                  YEARS ENDED MAY 31,
                                 DECEMBER 31,   DECEMBER 31,   ------------------------------------------
                                     2001           2000         2000       1999        1998       1997
                                 ------------   ------------   --------   ---------   --------   --------
BALANCE SHEET DATA (END OF
  YEAR):
Working capital................    $204,600       $181,366     $183,412   $ 213,612   $245,870   $170,427
          Total assets.........     383,171        365,633      381,769     451,748    493,016    384,658
Short-term debt, including
  current maturities of
  long-term debt...............       2,312          1,207        1,154       1,067        986        912
Long-term debt, net of current
  maturities...................      20,088          7,077        7,886       8,947     10,011     11,000
Stockholders' equity...........     331,037        325,403      335,015     396,974    415,700    338,614
OTHER DATA:
Capital expenditures...........    $  9,202       $  2,837     $  3,077   $   9,326   $  6,960   $ 26,966
Depreciation and
  amortization.................      17,535         11,448       22,835      20,776     16,816     12,558

---------------

(1) Results for the year ended May 31, 2000 include charges of $12.0 million and results for the year ended May 31, 1999 include charges of $77.0 million. See Note 15 of Notes to Consolidated Financial Statements for further information with respect to these charges.

(2) Results for the year ended May 31, 1999 include charges of $1.1 million. See
    Note 15 of Notes to Consolidated Financial Statements for information with respect to these charges.

(3) Results for the year ended May 31, 2000 include charges of $7.2 million; results for the year ended May 31, 1999 include charges of $53.2 million and results for the year ended May 31, 1997 include charges of $15.6 million. See Note 15 of Notes to Consolidated Financial Statements for information with respect to these charges.

(4) Results for the year ended May 31, 2000 include charges for $31.6 million and results for the year ended May 31, 1999 include charges of $7.7 million. See Note 15 of Notes to Consolidated Financial Statements for information with respect to these charges.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SUMMARY REVIEW AND OUTLOOK

     Our key strategies remain optimizing the performance of our core business, bringing our key technology initiatives to fruition, monetizing our underutilized assets and growing our business through acquisitions and alliances.

     Our focus on optimizing the performance of our core business began with organizing our existing land and marine divisions into a series of individually accountable business units focused along product lines within the land and marine divisions. The formation of these business units has led to improved cost control, faster customer response and better identification of market opportunities. An example of this was the rapid development and successful introduction of our new tracked vibrators during 2001. These new tracked units, which carry our vibrator control and positioning systems, were not only designed with input from our customers to be more environmentally friendly than traditional wheeled vehicles, but also increase efficiency of seismic crews when deployed in the field.

     Our efforts to bring key technology initiatives to fruition has led to commercialization of our VectorSeis line of products and the construction of the first VectorSeis fleet of approximately 3,500 stations for deployment in early 2002. Veritas DGC, our initial VectorSeis commercialization partner, conducted sixteen pilot surveys during 2001 using prototype VectorSeis stations. In March 2002 we entered into an alliance with Veritas in which we will provide use of VectorSeis recording equipment in exchange for a portion of the revenues derived from use of our equipment. Feedback from Veritas and the end-users has been favorable. We are continuing to invest resources and seek improvements in seismic data acquisition technology. Other goals for 2002 include further development of our land seismic ground equipment and central electronics, commencing development of a next generation marine seismic data acquisition system, and development of new product offerings in hydrocarbon reservoir monitoring and characterization.

     Monetizing under-utilized assets has included the identification of alternative revenue-producing opportunities for other assets. We have created a new business unit for our MEMS facility to provide for the production of MEMS components for VectorSeis products and also to seek additional non-seismic applications and revenue sources for our MEMS facility's capacity and technology.

FISCAL YEAR CHANGE

     In September 2000, our Board of Directors approved changing our fiscal year-end to December 31 of each year. The consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows for the period from June 1, 2000 to December 31, 2000 represent a transition period of seven months. The following is a comparative summary of the operating results for the years ended December 31, 2001 and 2000 and the seven month periods ended December 31, 2000 and 1999 (in thousands, except per share amounts).

                                                YEAR ENDED           SEVEN MONTHS ENDED
                                               DECEMBER 31,             DECEMBER 31,
                                          ----------------------   ----------------------
                                            2001        2000         2000        1999
                                          --------   -----------   --------   -----------
                                                     (UNAUDITED)              (UNAUDITED)
Net sales...............................  $212,050    $137,384     $ 78,317    $ 62,244
Cost of sales...........................   135,798     117,493       58,554      47,703
                                          --------    --------     --------    --------
Gross profit............................    76,252      19,891       19,763      14,541
                                          --------    --------     --------    --------
Operating expenses:
  Research and development..............    29,442      28,084       16,051      16,590
  Marketing and sales...................    14,274      10,504        5,934       5,713
  General and administrative............    19,695      17,632        8,127      12,396
  Amortization and impairment of
     intangibles........................     4,936      37,758        2,757       4,471
                                          --------    --------     --------    --------
Earnings (loss) from operations.........     7,905     (74,087)     (13,106)    (24,629)
Interest expense........................      (695)       (973)        (627)       (480)
Interest and other income...............     5,259       8,223        4,759       2,767
Income tax expense (benefit)............     3,128       5,372        1,332      (6,702)
Preferred dividend......................     5,632       5,000        3,051       2,608
                                          --------    --------     --------    --------
Net earnings (loss) applicable to common
  shares................................  $  3,709    $(77,209)    $(13,357)   $(18,248)
                                          ========    ========     ========    ========
Net earnings (loss) per common share:
  Basic.................................  $   0.07    $  (1.52)    $  (0.26)   $  (0.31)
                                          ========    ========     ========    ========
  Diluted...............................  $   0.07    $  (1.52)    $  (0.26)   $  (0.31)
                                          ========    ========     ========    ========

COMPARABILITY OF PERIODS

     Results of operations and financial condition have been affected by acquisitions of businesses and pre-tax charges during certain periods discussed, which may affect the comparability of the financial information. See Notes 9 and 15 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

  YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     Net Sales: Net sales of $212.1 million for the year ended December 31, 2001 increased $74.7 million, or 54%, compared to the prior year. The increase is primarily due to increased demand for products produced by our Land Division. Our Land Division's net sales increased $70.5 million, or 77%, to $162.3 million, primarily as a result of improving industry conditions and introduction of products such as our new tracked vibrator. Our Marine Division's net sales increased $4.2 million or 9%, to $49.8 million, compared to the prior year. Marine sales remain lackluster primarily due to over capacity in this sector and an abundance of marine library data.

     Cost of Sales: Cost of sales of $135.8 million for the year ended December 31, 2001 increased $18.3 million, or 16%, compared to the prior year. Cost of sales of our Land Division was $106.7 million and cost of sales of our Marine Division was $29.1 million. Results for the year ended December 31, 2000 included $10.6 million, net, in pre-tax charges for inventory write-downs partially offset by favorable legal settlements. Excluding the effect of these pre-tax net charges, cost of sales increased $28.9 million, or 27%, compared to the prior year.

     Gross Profit and Gross Profit Percentage: Gross profit of $76.3 million for the year ended December 31, 2001 increased $56.4 million, or 283%, compared to the prior year. Excluding the effect of pre-tax charges in the prior period, gross profits for the year ended December 31, 2001 increased $45.8 million, or 150%, compared to the prior year. Gross profit percentage for the year ended December 31, 2001 was 36% compared to 14% in the prior year. Excluding the effect of pre-tax charges, gross profit percentage for the year ended December 31, 2000 was 22%. The return to a more normal pricing regime, success in reducing costs, improving absorption of fixed and semi-fixed overhead, as well as the continued elimination from the sales mix of products that had been highly discounted during recent periods of weaker demand contributed to the higher 2001 gross profit percentage.

     Research and Development: Research and development expense of $29.4 million for the year ended December 31, 2001 increased $1.4 million, or 5%, compared to the prior year. Research and development expense has remained relatively constant due to the ongoing VectorSeis development efforts.

     Marketing and Sales: Marketing and sales expense of $14.3 million for the year ended December 31, 2001 increased $3.8 million, or 36%, compared to the prior year. The increase is primarily related to higher sales in certain foreign jurisdictions for which we owe commissions to independent sales representatives. Compensation expense to our in-house sales force also increased because of the higher net sales and gross profit percentage compared to the prior year. Marketing and sales expense as a percentage of revenues remained relatively constant in both years.

     General and Administrative: General and administrative expense of $19.7 million for the year ended December 31, 2001 increased $2.1 million, or 12%, compared to the prior year. This increase in general and administrative expense is primarily attributable to increased compensation expense, reflecting profit-based bonuses in 2001, and the inclusion of Pelton in the current year's results.

     Amortization and Impairment of Intangibles: Amortization and impairment of intangibles of $4.9 million for the year ended December 31, 2001 decreased $32.8 million, or 87%, compared to the prior year. The decrease is due to the impairment of $31.6 million of goodwill during the prior year.

     Total Other Income: Total net interest and other income of $4.6 million for the year ended December 31, 2001 decreased $2.7 million, or 37%, compared to the prior year, primarily due to fluctuations in exchange rates and falling interest rates.

     Income Tax Expense (Benefit): Income tax expense of $3.1 million for the year ended December 31, 2001 decreased $2.2 million from the prior year. Income tax expense decreased from the prior period despite higher earnings before income taxes because: (i) we returned to profitability and are currently recording an income tax provision that reflects a year-end effective tax rate of 38% before resolution of certain tax issues, (ii) during the prior period we were profitable in certain foreign tax jurisdictions but recognized no offsetting benefit from domestic net operating losses, and (iii) we resolved certain tax issues in the current year and received a $1.6 million cash benefit. This benefit is not expected to recur in future periods.

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

     In order to fully realize the deferred income tax assets, we will need to generate future U.S. taxable income of approximately $120 million over the next 19-20 years. Although we have experienced significant losses in recent fiscal years, taxable income for the years 1996 through 1998 aggregated approximately $128 million. Regardless, the ultimate realization of the net deferred tax assets, prior to the expiration of the net operating loss carry-forward in the next 19-20 years, will require a return to sustained profitability.

     Preferred Stock Dividends: Preferred stock dividends for the year ended December 31, 2001 and 2000 are related to outstanding Series B and Series C Preferred Stock. We recognize the dividends as a charge to retained earnings at a stated rate of 8% per year, compounded quarterly (of which 7% is accounted for as a non-cash event recorded to additional paid-in capital so as to reflect potential dilution at time of preferred stock conversion and 1% is paid as a quarterly cash dividend. See Note 8 of Notes to Consolidated Financial Statements). The preferred stock dividend charge for the year ended December 31, 2001 was $5.6 million, compared to $5.0 million for the prior year.

  SEVEN MONTHS ENDED DECEMBER 31, 2000 COMPARED TO SEVEN MONTHS ENDED DECEMBER 31, 1999

     Net Sales: Net sales of $78.3 million for the seven months ended December 31, 2000 increased $16.1 million, or 26%, compared to the corresponding period one year prior. The increase is primarily due to increased demand for products produced by our Land Division. Our Land Division's net sales increased $18.7 million or 45%, to $60.6 million, compared to the corresponding period one year prior. Increased sales of our Land Division were partially offset by decreased net sales of our Marine Division where equipment oversupply in the marine seismic fleets adversely affected sales. Our Marine Division's net sales decreased $2.6 million or 13%, to $17.7 million, compared to the corresponding period one year prior.

     Cost of Sales: Cost of sales of $58.6 million for the seven months ended December 31, 2000 increased $10.9 million, or 23%, compared to the corresponding period one year prior. Cost of sales of our Land Division was $44.7 million and cost of sales of our Marine Division was $13.9 million. Results for the seven months ended December 31, 1999 included $1.4 million in pre-tax charges primarily for product-related warranties. Excluding the effect of these pre-tax charges, cost of sales increased $12.3 million, or 26% compared to the corresponding period one year prior.

     Gross Profit and Gross Profit Percentage: Gross profit of $19.8 million for the seven months ended December 31, 2000 increased $5.2 million, or 36%, compared to the corresponding period one year prior. Excluding the effect of pre-tax charges in the prior period, gross profits for the seven months ended December 31, 2000 increased $3.8 million compared to the corresponding period one year prior. Gross profit percentage for the seven months ended December 31, 2000 was 25%. Excluding the effect of these pre-tax charges, gross profit percentage remained relatively constant with the corresponding period one year prior.

     Research and Development: Research and development expense of $16.1 million for the seven months ended December 31, 2000 decreased $0.5 million, or 3%, compared to the corresponding period one year prior. Research and development expense remained relatively constant due to ongoing VectorSeis development efforts.

     Marketing and Sales: Marketing and sales expenses of $5.9 million for the seven months ended December 31, 2000 remained relatively constant, increasing $0.2 million, or 4%, compared to the corresponding period one year prior. The increase reflects higher commissions attributable to higher net sales and gross profit percentage, partially offset by our cost reduction initiatives implemented during the current year.

     General and Administrative: General and administrative expenses of $8.1 million for the seven months ended December 31, 2000 decreased $4.3 million, or 34%, compared to the corresponding period one year prior. The decrease is primarily due to $3.3 million prior period pre-tax charges for employee severance and facility closings.

     Amortization and Impairment of Intangibles: Amortization and impairment of intangibles of $2.8 million for the seven months ended December 31, 2000 decreased $1.7 million, or 38%, compared to the corresponding period one year prior. The decrease is due to the impairment of $31.6 million of goodwill during early calendar year 2000.

     Total Other Income: Total net interest and other income of $4.1 million for the seven months ended December 31, 2000 increased $1.8 million, or 81%, compared to the corresponding period one year prior. The increase is a result of increased interest earned on notes receivable and new treasury management strategies.

     Income Tax Expense (Benefit): Income tax expense of $1.3 million for the seven months ended December 31, 2000 increased $8.0 million, compared to a $6.7 million tax benefit in the corresponding period one year prior. The change in income tax expense (benefit) is primarily the result of: (i) increased profitability of operations in foreign tax jurisdictions, and (ii) no recognition for benefit from domestic net operating losses (see discussion of Year Ended December 31, 2001 Compared to Year Ended December 31, 2000).

     Preferred Stock Dividends: Preferred stock dividends for the seven months ended December 31, 2000 and 1999 are related to outstanding Series B and Series C Preferred Stock. We recognize the dividends as a charge to retained earnings at a stated rate of 8% per year, compounded quarterly (of which 7% is accounted for as a non-cash event recorded to additional paid-in capital so as to reflect potential dilution at time of preferred stock conversion and 1% is paid as a quarterly cash dividend). The preferred stock dividend charge for the seven months ended December 31, 2000 was $3.1 million, compared to $2.6 million for the corresponding period one year prior.

  YEAR ENDED MAY 31, 2000 COMPARED TO YEAR ENDED MAY 31, 1999

     Net Sales: Net sales of $121.5 million for the year ended May 31, 2000 decreased $76.0 million, or 39%, compared to the prior year. Our Land Division's net sales for the year ended May 31, 2000 decreased $23.1 million, or 24%, to $73.2 million. Our Marine Division's net sales decreased $52.9 million, or 52%, to $48.3 million. The decline in both our Land and Marine Division net sales was attributable to the deterioration in the seismic service industry, resulting in weak demand for seismic data acquisition equipment and pricing pressures from competitors.

     Cost of Sales: Cost of sales of $106.6 million for the year ended May 31, 2000 decreased $98.6 million, or 48%, compared to the prior year. Cost of sales of our Land Division was $66.8 million and cost of sales of our Marine Division was $39.8 million, compared to $100.6 million and $104.6 million, respectively, for the prior year. Results for both periods include pre-tax charges of $12.0 million and $77.0 million in the years ended May 31, 2000 and 1999, respectively. The charges for the year ended May 31, 2000 were primarily for inventory write downs of $12.3 million and increases in product related warranty reserves, net of recoveries of $.6 million. The charges for the year ended May 31, 1999 were primarily for inventory write downs of $57.0 million and increases in product related warranty reserves of $20.0 million. Excluding the effect of pre-tax charges, cost of sales decreased $33.6 million, or 26% compared to the prior year.

     Gross Profit and Gross Profit Percentage: Gross profit of $14.8 million for the year ended May 31, 2000 increased $22.6 million or 290% compared to the prior year. Excluding the effect of pre-tax charges, gross profit decreased $42.4 million or 61% compared to the prior year. Gross profit percentage was 12.2% and (0.03)% for the years ended May 31, 2000 and 1999, respectively. Excluding the effect of pre-tax charges in both years, gross profit percentage was 22% and 35% for the years ended May 31, 2000 and 1999. Pricing pressures from competitors, a shift in product mix to lower margin product lines and lower volumes leading to under absorption of fixed overhead costs contributed to the lower gross profit percentage.

     Research and Development: Research and development expenses of $28.6 million for the year ended May 31, 2000 decreased $14.2 million, or 33%, compared to the prior year. The decrease is primarily due to reduced costs and expenditures for salaries, contract labor, outside services, and product development relating to a significantly narrowed focus on our development of new product offerings.

     Marketing and Sales: Marketing and sales expense of $10.3 million for the year ended May 31, 2000 decreased $3.9 million, or 28%, compared to the prior year. The decrease is primarily due to cost reduction initiatives and commissions on lower levels of sales.

     General and Administrative: General and administrative expense of $21.9 million for the year ended May 31, 2000 decreased $59.0 million, or 73%, compared to the prior year. Results for the years ended May 31, 2000 and 1999 include pre-tax charges of $7.2 million and $53.2 million, respectfully. Charges for the year ended May 31, 2000 were for receivable related charges of $6.0 million, facility charges of $0.7 million and personnel related charges of $10.7 million, offset by favorable settlement for previously reserved receivables. Charges for the year ended May 31, 1999 were for receivable related charges of $39.9 million, facility closure and asset impairments of $6.8 million and personnel related costs of $6.5 million. Excluding the pre-tax charges for the years ended May 31, 2000 and 1999, general and administrative expenditures for the year ending May 31, 2000 were $14.7 million, a decrease of $13.0 million, or 47%, compared to the prior year. The decrease is due to reductions in work force, cost reduction initiatives and decreased contractor and professional service fees.

     Amortization and Impairment of Intangibles: Amortization and impairment of intangibles of $39.5 million for the year ended May 31, 2000 increased $23.2 million, or 143%, compared to the prior year. The increase was principally the result of a charge for intangible asset impairment of $31.6 million. Excluding the charge, amortization of identified intangibles for the year ended May 31, 2000 was $7.9 million, a decrease of $8.4 million from the prior year.

     Total Other Income: Total net interest income and other income of $5.4 million for the year ended May 31, 2000 decreased $1.3 million or 19% primarily due to impairments and other reductions in notes receivable balances. This was offset by an increase in income from investments as a result of higher average cash balances on hand during the year.

     Income Tax Expense (Benefit): Income tax benefit of $6.1 million for the year ended May 31, 2000 decreased $43.6 million, or 88%, compared with the tax benefit in the year ended May 31, 1999. The change in income tax expense (benefit) is primarily the result of (i) lower pretax losses for year ended May 31, 2000 compared to year ended May 31, 1999, and (ii) reduced recognition for benefit from domestic net operating losses (see discussion of Year Ended December 31, 2001 Compared to Year Ended December 31, 2000.)

     Preferred Stock Dividends: Preferred stock dividends for the year ended May 31, 2000 are related to outstanding Series B and Series C Preferred Stock. We recognize the dividends as a charge to retained earnings at a stated rate of 8% per year, compounded quarterly (of which 7% is accounted for as a non-cash event recorded to additional paid-in capital so as to reflect potential dilution at time of preferred stock conversion and 1% is paid as a quarterly cash dividend). The preferred stock dividend charge for the year ended May 31, 2000 was $4.6 million.

LIQUIDITY AND CAPITAL RESOURCES

     We have typically financed operations from internally generated cash and funds from equity financings. Cash and cash equivalents were $101.7 million at December 31, 2001, an increase of $9.3 million, or 10%, compared to December 31, 2000. The increase is due to cash flows provided by operating activities and financing activities, offset by cash flows used in investing activities. Net cash provided by operating activities was $17.5 million for the year ended December 31, 2001 compared to the net cash used in operating activities of $3.7 million for the seven months ending December 31, 2000. The changes in working capital items for the year ended December 31, 2001 represented a $8.7 million use of cash, due primarily to an increase in receivables as a result of increased net sales and a decrease in accounts and tax payable. The various working capital accounts can vary in amount substantially from period to period, depending upon timing and levels of sales, product mix sold, demand for products, percentages of cash versus credit sales, collection rates, inventory levels, and general economic and industry factors. Excluding changes in working capital items, operating cash flow was a positive $26.2 million.

     Net cash flow used in investing activities was $14.8 million for the year ended December 31, 2001, a decrease of $11.9 million, compared to the seven months ended December 31, 2000. The principal investing activities were capital expenditure projects and the acquisition of Pelton. Planned capital expenditures for 2002 are approximately $9.9 million, including the purchase of advanced manufacturing machinery and additions of VectorSeis equipment for use in acquiring seismic data in conjunction with our alliance partner. Capital expenditures could increase should the Company enter into additional similar alliances to commercialize VectorSeis.

     Cash flow provided by financing activities was $7.6 million for the year ended December 31, 2001, an increase of $8.0 million compared to the seven months ending December 31, 2000. The principal source was proceeds from the financing transaction related to the sale of our Stafford Facilities, offset by repayment of other long-term debt and the purchase of treasury stock.

     We believe the combination of existing working capital, current cash on hand and access to other financing sources will be adequate to meet anticipated capital and liquidity requirements for the foreseeable future.

RECENT ACCOUNTING PRONOUNCEMENTS.

     SFAS No. 141 entitled "Business Combinations" was issued in June 2001 and became effective July 1, 2001. SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting, which requires that acquisitions be recorded at fair value as of the date of acquisition. The pooling-of-interests method of accounting allowed under prior standards, which reflected business combinations using historical financial information, is now prohibited.

     In June 2001, the FASB issued SFAS No. 142 entitled "Goodwill and Other Intangible Assets", which became effective on January 1, 2002. Under SFAS 142, existing goodwill ($45.6 million at December 31, 2001) will no longer be amortized, but will be tested for impairment using a fair value approach. SFAS No. 142 requires goodwill to be tested for impairment at a level referred to as a reporting unit, generally one level lower than reportable segments. SFAS No. 142 requires us to perform the first goodwill impairment test on all reporting units within six months of adoption. The first step is to compare the fair value with the book value of a reporting unit. If the fair value of the reporting unit is less than its book value, the second step will be to calculate the impairment loss, if any. Any impairment loss from the initial adoption of SFAS No. 142 will be recognized as a change in accounting principle. After the initial adoption, we will test goodwill for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We are still reviewing SFAS No. 142 to determine the effect, if any, of the initial goodwill impairment testing. During the year ended December 31, 2001, the seven months ended December 31, 2000, and the years ended May 31, 2000 and May 31, 1999, we recorded goodwill amortization of $3.9 million, $2.2 million, $37.1 million and $9.0 million, respectively.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Due to the nature of our business, this new accounting pronouncement is not expected to have a significant impact on our reported results of operations and financial condition.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business.

This Statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 became effective on January 1, 2002. The provisions of this Statement are to be applied prospectively.

FUTURE CONVERSION OF SERIES B AND SERIES C PREFERRED STOCK

     In 1999, we issued 40,000 shares of Series B Preferred Stock and 15,000 shares of Series C Preferred Stock to SCF-IV, L.P. ("SCF") for approximately $55 million in a privately negotiated transaction. Both the Series B and Series C Preferred Stock are convertible into shares of our Common Stock at SCF's option at any time after May 7, 2002, and will automatically convert into shares of our Common Stock on May 7, 2004. SCF may convert the shares of Series B and Series C Preferred Stock into shares of our Common Stock at either:

     - SCF's initial per share purchase price divided by a fixed conversion price (currently $8.00 for the Series B Preferred Stock and $8.50 for the Series C Preferred Stock); or

     - SCF's initial per share purchase price increased at a rate of 8% per year compounded quarterly, less any cash dividends paid, divided by a trailing 10 day average market price for our Common Stock.

     If the conversion of the Series B and Series C Preferred Stock would result in more than 10,099,979 shares of Common Stock being issued, we would be required to redeem any excess in cash. Therefore, if we experience a significant decline in our stock price prior to conversion of the Series B and Series C Preferred Stock, our liquidity and capital resources may be materially and adversely affected.

     Under the terms of a registration rights agreement, SCF has the right, first exercisable on March 8, 2002, to demand us to file a registration statement for the resale of the shares of Common Stock SCF acquires upon conversion of the Series B and Series C Preferred Stock. Sales or the availability for sale of a substantial number of our shares of Common Stock in the public market could adversely affect the market price for our Common Stock.

     We recognize dividends on the preferred stock as a charge to retained earnings at a stated rate of 8% per year, compounded quarterly (of which 7% is accounted for as a non-cash event recorded to additional paid-in capital so as to reflect potential dilution at time of preferred stock conversion and 1% is paid as a quarterly cash dividend). The charge to retained earnings will cease following conversion.

     Because the number of shares we will issue upon conversion of the Series B and Series C Preferred Stock depends on the market price of our common stock at the time of conversion, we do not know the ultimate impact conversion will have on our reported results. However, if conversion had occurred at December 31, 2001, it would have been accretive to our earnings per share for the year ended December 31, 2001. See Note 8 of Notes to Consolidated Financial Statements.

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

     Our principal customers are seismic contractors, which operate seismic data acquisition systems and related equipment to collect data in accordance with their customers' specifications or for their own seismic data libraries. In addition, we market and sell products to oil and gas companies. During the year ended December 31, 2001, three customers (PGS Offshore, Schlumbeger and Veritas
DGC) accounted for approximately 51% of consolidated net sales. PGS Offshore and Veritas DGC have recently announced their intention to merge. The loss of any one of these customers could have a material adverse effect on the results of operations and financial condition. See Management's Discussion and Analysis of Results of Operations and Financial Condition -- Cautionary Statement for Purposes of Forward Looking Statements -- Further consol-idation among our significant customers could materially and adversely affect us and Note 10 of Notes to Consolidated Financial Statements.

     During the year ended December 31, 2001, there were $23.5 million of sales to customers in Russia and other former Soviet Union countries, $3.8 million of sales to customers in Latin American countries and $20.8 million of sales to customers in China (substantially all sales to Russia and China were backed by irrevocable letters of credit). The majority of our foreign sales are denominated in U.S. dollars. Russia and certain Latin American countries have experienced economic problems and uncertainties and devaluations of their currencies in recent years. To the extent that economic conditions negatively affect our future sales to customers in those regions or the collectibility of our existing receivables, our future results of operations, liquidity and financial condition may be adversely affected.

ACCOUNTING ESTIMATES AND CHOICES

     Preparation of financial statements under generally accepted accounting principles in the United States requires us to make choices between acceptable methods of accounting and to make estimates of future events to determine the value we report for certain assets and liabilities at the date of our financial statements and the value we report for revenues and expenses in a period covered by our financial statements. While we try to be as precise as possible in making these estimates, many of them are subjective in nature and involve matters of judgement. We believe the most subjective and material estimates in our financial statements are the reserve for uncollectible accounts and notes receivable, inventory, the recoverability of our deferred tax assets and the extent of future warranty obligations.

     - When an account or note is considered impaired, the amount of the impairment is measured based on the present value of expected future cash flows or the fair value of collateral. Impairment losses (recoveries) are included in the allowance for doubtful accounts and for loan loss through an increase (decrease) in bad debt expense. Notes receivable are generally collateralized by the products sold, bear interest at contractual rates up to 13% per year and are due at various dates through 2004. Cash receipts on impaired notes are applied to reduce the principal amount of such notes until the principal has been recovered and are recognized as interest income thereafter.

     - We provide reserves for estimated obsolescence or excess inventory equal to the difference between cost of inventory and estimated market value based upon assumptions about future demand for our products and market conditions. We note that due to declines in recent levels of our sales, some portion of our inventory at December 31, 2001 is in excess of our near-term requirements. We have developed a program to reduce our inventory to a more desirable level in the near term and believe no loss will be incurred on its disposition in excess of current reserve estimates. However, if we are unsuccessful we will need to take a larger reserve for inventory and this could materially affect our results of operations.

     - We record a valuation allowance to reduce our deferred income tax assets to the amount that we believe to be realizable under the "more-likely-than-not" recognition criteria. While we considered future taxable income and ongoing prudent, feasible tax planning strategies in assessing the need for a valuation allowance, in the future we may change our estimate of the amount of the deferred income tax assets that would "more-likely-than-not" be realized, resulting in an adjustment to the deferred income tax asset valuation allowance that would either increase or decrease, as applicable, reported net income in the period.

     - We record an accrual for product warranty and other contingencies when estimated future expenditures associated with such contingencies become probable, and the amounts can be reasonably estimated. However, new information may become available, or circumstances (such as applicable laws and regulations) may change, thereby resulting in an increase or decrease in the amount required to be accrued for such matters (and therefore a decrease or increase in reported net income in the period of such change).

     We believe that all of the estimates used to prepare our financial statements were reasonable at the time we made them, but circumstances may change requiring us to revise our estimates in ways that could be materially adverse.

RELATED PARTIES

     In connection with the acquisition of DigiCourse in November 1998, we entered into a service agreement under which Laitram agreed to provide accounting, software, manufacturing and maintenance services. The service agreement expired September 30, 2001 and Laitram now charges us on an invoice basis. Our chairman of the board is the chairman and a principal stockholder of Laitram. We paid Laitram an aggregate $1.4 million, $0.8 million, $1.5 million and $2.7 million under the services agreement for the year ended December 31, 2001, seven months ended December 31, 2000 and years ended May 31, 2000 and 1999, respectively.

     A former director and former officer assisted in the collection efforts of certain accounts and notes receivable. In return, he was paid a commission on actual amounts collected. Commissions earned amounted to $0, $0.1 million, $0.5 million and $0 for the year ended December 31, 2001, seven months ended December 31, 2000 and years ended May 31, 2000 and 1999, respectively.

     We have guaranteed $0.2 million of bank indebtedness for one officer related to the open market purchases of our common stock. The share purchases were made in conjunction with shares issued in May 2000 under the Input/Output, Inc. 2000 Restricted Stock Plan. The outstanding loan balance at December 31, 2001 was $0.2 million.

CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD-LOOKING STATEMENTS

     We have made statements in this report which constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Examples of forward-looking statements in this report include statements regarding:

     - our expected revenues, operating profit and net income for 2002 or the three months ended March 31, 2002;

     - future demand for seismic equipment and services;

     - future commodity prices;

     - future economic conditions, including conditions in Russia and certain Asian and Latin American countries;

     - anticipated timing of commercialization and capabilities of our products under development;

     - potential alliances with strategic partners for development of new products;

     - non-seismic applications for our Applied MEMS business unit;

     - our expectations regarding our future mix of business and future asset recoveries;

     - our expectations regarding realization of our deferred tax assets;

     - the anticipated effects of changes in accounting standards;

     - our belief regarding accounting estimates we make;

     - the result of pending or threatened disputes and other contingencies; and

     - our future levels of capital expenditures.

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

     Demand for our products will be materially and adversely affected if there is further reduction in the level of exploration expenditures by oil and gas companies and geophysical contractors. Demand for our products is particularly sensitive to the level of exploration spending by oil and gas companies and geophysical contractors. Exploration expenditures have tended in the past to follow trends in the price of oil and gas, which have fluctuated widely in recent years in response to relatively minor changes in supply and demand for oil and gas, market uncertainty and a variety of other factors beyond our control. Any prolonged reduction in oil and gas prices will depress the level of exploration activity and correspondingly depress demand for our products. A prolonged downturn in market demand for our products will have a material adverse effect on our results of operations and financial condition.

     We may not gain rapid market acceptance for our new products which could materially and adversely affect our results of operations and financial condition. Seismic exploration requires sensitive scientific instruments capable of withstanding harsh operating environments. In addition, our customers demand broad functionality from our products. We require long development and testing periods before releasing major new product enhancements and new products. We currently intend to release for commercial use our next generation land seismic data acquisition system and our next generation marine seismic data acquisition system. If our anticipated product introductions are delayed, our customers may turn to alternate suppliers and our results of operations and financial condition will be adversely affected. We have on occasion experienced delays in the scheduled introduction of new and enhanced products. In addition, products as complex as those we offer sometimes contain undetected errors or bugs when first introduced that, despite our rigorous testing program, are not discovered until the product is purchased and used by a customer. If our customers deploy our new products and they do not work correctly, our relationship with our customers may be materially and adversely affected. We cannot assure you that errors will not be found in future releases of our products, or that these errors will not impair the market acceptance of our products. If our new products are not accepted by our customers as rapidly as we anticipate, our business and results of operations may be materially and adversely affected.

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

     Competition for sellers of seismic data acquisition systems and equipment is intensifying and could adversely affect our results of operations. Our industry is highly competitive. Our competitors have been consolidating into better-financed companies with broader product lines. Several of our competitors are affiliated with seismic contractors, which forecloses a portion of the market to us. Some of our competitors have greater name recognition, more extensive engineering, manufacturing and marketing capabilities, and greater financial, technical and personnel resources than those available to us.

     In recent years our competitors have expanded or improved their product lines, which has adversely affected our results of operations. For instance, one competitor recently introduced a lightweight land seismic system which we believe has made our current land system more difficult to sell at acceptable margins. In addition, one of our competitors has introduced a marine solid streamer product that competes with our oil-filled product. Our net sales of marine streamers have been, and will continue to be, adversely affected by customer preferences for solid products. We are currently exploring strategies to offer a marine solid streamer. We can not assure you that we will find a cost-effective way to market a solid streamer product or that we will be able to compete effectively in the future for sales of marine streamers.

     Further consolidation among our significant customers could materially and adversely affect us. A relatively small number of customers account for the majority of our net sales in any period. During the year ended December 31, 2001, three customers (Western Geco, Veritas and PGS) accounted for approximately 51% of our net sales. In recent years, our customers have been rapidly consolidating, shrinking the demand for our products. Veritas DGC and PGS have recently announced that they intend to merge. The loss of any of our significant customers to further consolidation or otherwise could materially and adversely affect our results of operations and financial condition.

     Large fluctuations in our sales and gross margin can result in operating losses. Because our products have a high sales price and are technologically complex, we experience a very long sales cycle. In addition, the revenues from any particular sale can vary greatly from our expectations due to changes in customer requirements. These factors create substantial fluctuations in our net sales from period to period. Variability in our gross margins compounds the uncertainty associated with our sales cycle. Our gross margins are affected by the following factors:

     - pricing pressures from our customers and competitors;

     - product mix sold in a period;

     - inventory obsolescence;

     - unpredictability of warranty costs;

     - changes in sales and distribution channels;

     - availability and pricing of raw materials and purchased components; and

     - absorption of manufacturing costs through volume production.

     We must establish our expenditure levels for product development, sales and marketing and other operating expenses based, in large part, on our forecasted net sales and gross margin. As a result, if net sales or gross margins fall below our forecasted expectations, our operating results and financial condition are likely to be adversely affected because only a relatively small portion of our expenses vary with our revenues.

     We may be unable to obtain broad intellectual property protection for our current and future products which may significantly erode our competitive advantages. We rely on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary technologies. We believe that the technological and creative skill of our employees, new product developments, frequent product enhancements, name recognition and reliable product maintenance are the foundations of our competitive advantage. Although we have a considerable portfolio of patents, copyrights and trademarks, these property rights offer us only limited protection. Our competitors may attempt to copy aspects of our products despite our efforts to protect our proprietary rights, or may design around the proprietary features of our products. Policing unauthorized use of our proprietary rights is difficult and we are unable to determine the extent to which such use occurs. Our difficulties are compounded in certain foreign countries where the laws do not offer as much protection for proprietary rights as the laws of the United States.

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

     We derive a substantial amount of our net sales from foreign sales which pose additional risks. Sales to foreign customers accounted for approximately 63% of our consolidated net sales for the year ended December 31, 2001. United States export restrictions affect the types and specifications of products we can export. Additionally, to complete certain sales, U.S. laws may require us to obtain export licenses and there can be no assurance that we will not experience difficulty in obtaining such licenses. Operations and sales in countries other than the United States are subject to various risks peculiar to each country. With respect to any particular country, these risks may include:

     - expropriation and nationalization;

     - political and economic instability;

     - armed conflict and civil disturbance;

     - currency fluctuations, devaluations and conversion restrictions;

     - confiscatory taxation or other adverse tax policies;

     - governmental activities that limit or disrupt markets, restrict payments or the movement of funds; and

     - governmental activities that may result in the deprivation of contractual rights.

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

     Our strategy of pursuing acquisitions and alliances has risks that can materially and adversely affect our business, results of operations and financial condition. One of our business strategies is to acquire operations and assets that are complementary to our existing business, or to enter strategic alliances that will extend our existing business. Acquisitions and alliances involve financial, operational and legal risks, including:

     - increased levels of goodwill subject to potential impairment;

     - increased interest expense or increased dilution from issuance of equity;

     - disruption of existing and acquired business from our integration efforts; and

     - loss of uniformity in standards, controls, procedures and policies.

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

     Disruption in vendor supplies will adversely effect our results of operations. Our manufacturing processes require a high volume of quality components. Certain components used by us are currently provided by only one supplier. We may, from time to time, experience supply or quality control problems with suppliers, and these problems could significantly affect our ability to meet production and sales commitments. Reliance on certain suppliers, as well as industry supply conditions generally involve several risks, including the possibility of a shortage or a lack of availability of key components and increases in component costs and reduced control over delivery schedules; any of these could adversely affect our future results of operations.

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

     See Item 14(b) of this Form 10-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is included in our definitive proxy statement for our 2002 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 is included in our definitive proxy statement for our 2002 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by Item 12 is included in our definitive proxy statement for our 2002 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is included in our definitive proxy statement for our 2002 Annual Meeting of Stockholders.

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

          (2) Financial Statement Schedules:

             The following financial statement schedule is included as part of this Annual Report on Form 10-K:

                Schedule II -- Valuation and Qualifying Accounts

             All other schedules are omitted because they are inapplicable or the requested information is shown in the financial statements or noted therein.

          (3) Exhibits:

     3.1     --  Amended and Restated Certificate of Incorporation filed as
                 Exhibit 3.1 to the Company's Transition Report on Form 10-K
                 for the seven months ended December 31, 2000, and
                 incorporated herein by reference.
     3.2     --  Certificate of Amendment to the Amended and Restated
                 Certificate of Incorporation, dated October 11, 1996, filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K
                 for the fiscal year ended May 31, 1997, and incorporated
                 herein by reference.
     3.3     --  Amended and Restated Bylaws filed as Exhibit 4.3 to the
                 Company's Current Report or Form 8-K filed with the
                 Securities and Exchange Commission on March 8, 2002, and
                 incorporated herein by reference.
     4.1     --  Form of Certificate of Designation, Preferences and Rights
                 of Series A Preferred Stock of Input/Output, Inc., filed as
                 Exhibit 2 to the Company's Registration Statement on Form
                 8-A dated January 27, 1997, (attached as Exhibit 1 to the
                 Rights Agreement referenced in Exhibit 10.6) and
                 incorporated herein by reference.
     4.2     --  Form of Certificate of Designation, Preferences and Rights
                 of Series B Preferred Stock of Input/Output, Inc., filed as
                 Exhibit 4.1 to the Company's Form 8-K dated April 21, 1999, and incorporated herein by reference.
     4.3     --  Form of Certificate of Designation, Preferences and Rights
                 of Series C Preferred Stock of Input/Output, Inc., filed as
                 Exhibit 4.2 to the Company's Form 10-K for the fiscal year ended May 31, 1999, and incorporated herein by reference.
    10.1     --  Royalty Agreement, dated November 6, 1992, between I/O
                 Sensors, Inc., Triton and Triton Technologies, Inc., filed as exhibit 10.2 to the Company's 10-K for fiscal year ended
                 May 31, 1999, and incorporated herein by reference.
  **10.2     --  Amended and Restated 1990 Stock Option Plan, filed as
                 Exhibit 4.2 to the Company's Registration Statement on Form
                 S-8 (Registration No. 333-80299), filed with the Securities and Exchange Commission on June 9, 1999, and incorporated
                 herein by reference.
    10.3     --  Lease Agreement dated as of August 20, 2001, between NL
                 Ventures III Stafford L.P. and Input/Output, Inc. filed as
                 Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q
                 for the quarter ended September 30, 2001, and incorporated herein by reference.
  **10.4     --  Amended Directors Retirement Plan, filed as Exhibit 10.7 to the Company's Annual Report on form 10-K for the fiscal year ended May 31, 1997, and incorporated herein by reference.
  **10.5     --  Input/Output, Inc. Amended and Restated 1996 Non-Employee
                 Director Stock Option Plan, filed as Exhibit 4.3 to the
                 Company's Registration Statement on Form S-8 (Registration
                 No. 333-80299), filed with the Securities and Exchange
                 Commission on June 9, 1999, and incorporated herein by
                 reference.
    10.6     --  Rights Agreement, dated as of January 17, 1997, by and between Input/Output, Inc. and Harris Trust and Savings
                 Bank, as Rights Agent, including exhibits thereto, filed as
                 Exhibit 4 to the Company's Form 8-A dated January 27, 1997, and incorporated herein by reference.
  **10.7     --  Input/Output, Inc. Employee Stock Purchase Plan, filed as
                 Exhibit 4.4 to the Company's Registration Statement on Form
                 S-8 (Registration No. 333-24125) filed with the Securities and Exchange Commission on March 18, 1997, and incorporated herein by reference.
    10.8     --  Purchase Agreement by and between the Company and SCF-IV,
                 L.P. dated April 21, 1999, filed as Exhibit 10.1 to the
                 Company's Form 8-K dated April 21, 1999, and incorporated
                 herein by reference.

    10.9     --  Registration Rights Agreement by and between the Company and
                 SCF-IV, L.P. dated May 7, 1999, filed as Exhibit 10.2 to the
                 Company's Form 8-K dated April 21, 1999, and incorporated
                 herein by reference.
    10.10    --  First Amendment to Rights Agreement by and between the
                 Company and Harris Trust and Savings Bank as Rights Agent,
                 dated April 21, 1999, filed as Exhibit 10.3 to the Company's
                 Form 8-K dated April 21, 1999, and incorporated herein by
                 reference.
    10.11    --  Registration Rights Agreement by and among the Company and
                 The Laitram Corporation, dated November 16, 1998, filed as
                 Exhibit 99.2 to the Company's Form 8-K dated November 16,
                 1998, and incorporated herein by reference.
  **10.12    --  Input/Output, Inc. 1998 Restricted Stock Plan, filed as
                 Exhibit 4.7 to the Company's Registration Statement on Form
                 S-8 (Registration No. 333-80297), filed with the Securities and Exchange Commission on June 9, 1999, and incorporated
                 herein by reference.
* **10.13    --  Form of Change in Control Agreement.
* **10.14    --  Input/Output, Inc. Non-qualified Deferred Compensation Plan.
  **10.15    --  Amendment No. 1 to the Input/Output, Inc. Amended and
                 Restated 1996 Non-Employee Director Stock Option Plan, dated
                 September 13, 1999, filed as Exhibit 10.4 to the Company's
                 Quarterly Report on Form 10-Q for the fiscal quarter ended
                 August 31, 1999, and incorporated herein by reference.
  **10.16    --  Employment Agreement by and between the Company and Timothy
                 J. Probert dated effective as of March 1, 2000 filed as
                 Exhibit 10.44 to the Company's Annual Report on Form 10-K
                 for the fiscal year ended May 31, 2000, and incorporated
                 herein by reference.
  **10.17    --  Input/Output, Inc. 2000 Restricted Stock Plan, effective as of March 13, 2000 filed as Exhibit 10.27 to the Company's
                 Annual Report on Form 10-K for the fiscal year ended May 31,
                 2000, and incorporated herein by reference.
  **10.18    --  Input/Output, Inc. 2000 Long-Term Stock Plan, filed as
                 Exhibit 4.7 to the Company's Registration Statement on Form
                 S-8 (No. 333-49382) dated November 6, 2000 and incorpo-
                 rated by reference herein.
* **10.19    --  Separation Agreement and General Release between
                 Input/Output, Inc. and Rex Reavis dated August 10, 2001.
* **10.20    --  Consulting Agreement between Input/Output, Inc. and Rex
                 Reavis dated August 10, 2001.
   *21.1     --  Subsidiaries of the Company.
   *23.1     --  Consent of PricewaterhouseCoopers LLP.
   *23.2     --  Consent of KPMG LLP.
   *24.1     --  The Power of Attorney is set forth on the signature page hereof.

---------------

 * Filed herewith.

** Management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K

          On September 21, 2001, we filed a Current Report on Form 8-K reporting under Item 4. Changes in Registrant's Certifying Accountants the engagement of PricewaterhouseCoopers LLP as our independent accountant, effective September 14, 2001 and the dismissal of our former independent accountant, KPMG LLP effective September 14, 2001.

          On March 8, 2002, we filed a Current Report on Form 8-K reporting under Item 5. Other Events certain amendments to our Bylaws.

     (c) Exhibits required by Item 601 of Regulation S-K.

          Reference is made to subparagraph (a) (3) of this Item 14 which is incorporated herein by reference.

     (d) Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Stafford, State of Texas, on April 1, 2002.

                                          INPUT/OUTPUT, INC.

                                          By        /s/ MARTIN DECAMP
                                            ------------------------------------
                                                Vice President -- Accounting

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Timothy J. Probert and C. Robert Bunch and each of them, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and re-substitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all documents relating to the Annual Report on Form 10-K, for the year ended December 31, 2001, including any and all amendments and supplements thereto, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

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

                      NAME                                      CAPACITIES                    DATE
                      ----                                      ----------                    ----



           /s/ JAMES M. LAPEYRE, JR.                Director and Chairman of the Board    April 1, 2002
------------------------------------------------
             James M. Lapeyre, Jr.




             /s/ TIMOTHY J. PROBERT                    Director, President and Chief      April 1, 2002
------------------------------------------------       Executive Officer (principal
               Timothy J. Probert                           executive officer)




              /s/ C. ROBERT BUNCH                        Vice President and Chief         April 1, 2002
------------------------------------------------     Administrative Officer (principal
                C. Robert Bunch                             financial officer)




              /s/ MARTIN B. DECAMP                     Vice President -- Accounting       April 1, 2002
------------------------------------------------      (principal accounting officer)
                Martin B. DeCamp




               /s/ ERNEST E. COOK                                Director                 April 1, 2002
------------------------------------------------
                 Ernest E. Cook




          /s/ THEODORE H. ELLIOTT, JR.                           Director                 April 1, 2002
------------------------------------------------
            Theodore H. Elliott, Jr.

                      NAME                                      CAPACITIES                    DATE
                      ----                                      ----------                    ----





              /s/ DAVID C. BALDWIN                               Director                 April 1, 2002
------------------------------------------------
                David C. Baldwin




             /s/ WILLIAM F. WALLACE                              Director                 April 1, 2002
------------------------------------------------
               William F. Wallace




             /s/ ROBERT P. PEEBLER                               Director                 April 1, 2002
------------------------------------------------
               Robert P. Peebler




                /s/ SAM K. SMITH                                 Director                 April 1, 2002
------------------------------------------------
                  Sam K. Smith




               /s/ FRANKLIN MYERS                                Director                 April 1, 2002
------------------------------------------------
                 Franklin Myers

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Input/Output, Inc. and Subsidiaries:
  Reports of Independent Accountants........................  F-2
  Consolidated Balance Sheets
     December 31, 2001 and December 31, 2000 and May 31,
      2000..................................................  F-4
  Consolidated Statements of Operations
     Year ended December 31, 2001, Seven months ended
      December 31, 2000 and Years ended May 31, 2000 and
      1999..................................................  F-5
  Consolidated Statements of Stockholders' Equity and
     Comprehensive Earnings (Loss)
     Year ended December 31, 2001, Seven months ended
      December 31, 2000 and Years ended May 31, 2000 and
      1999..................................................  F-6
  Consolidated Statements of Cash Flows
     Year ended December 31, 2001, Seven months ended
      December 31, 2000 and Years ended May 31, 2000 and
      1999..................................................  F-8
  Notes to Consolidated Financial Statements................  F-9
  Schedule II -- Valuation and Qualifying Accounts..........  S-1

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Input/Output, Inc.:

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Input/Output, Inc. and its subsidiaries (the "Company") at December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements and financial statement schedule of the Company as of December 31, 2000 and May 31, 2000 and for the seven months ended December 31, 2000 and for the years ended May 31, 2000 and 1999 were audited by other independent accountants whose report dated February 1, 2001 expressed an unqualified opinion on those statements.

                                                PRICEWATERHOUSECOOPERS LLP

Houston, Texas
March 28, 2002

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
Stockholders of Input/Output, Inc.:

     We have audited the consolidated balance sheets of Input/Output, Inc. and subsidiaries as of December 31, 2000, and May 31, 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive earnings (loss) and cash flows for the seven-month period ended December 31, 2000, and each of the years in the two-year period ended May 31, 2000. We have also audited the financial statement schedule for the seven-month period ended December 31, 2000, and each of the years in the two-year period ended May 31, 2000 as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Input/Output, Inc. and subsidiaries as of December 31, 2000, and May 31, 2000, and the results of their operations and their cash flows for the seven-month period ended December 31, 2000 and each of the years in the two-year period ended May 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                         KPMG LLP

Houston, Texas
February 1, 2001

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              ---------------------    MAY 31,
                                                                2001        2000        2000
                                                              ---------   ---------   ---------
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
                                            ASSETS

Current assets:
  Cash and cash equivalents.................................  $101,681    $ 92,376    $ 99,210
  Restricted cash...........................................       221       1,115       1,006
  Accounts receivable, net..................................    46,434      30,920      24,944
  Current portion notes receivable, net.....................     1,078       7,889      12,224
  Income taxes receivable...................................        --          --         705
  Inventories...............................................    68,283      67,646      69,185
  Deferred income tax asset.................................    15,083      12,081      13,459
  Prepaid expenses..........................................     3,115       2,217       1,274
                                                              --------    --------    --------
         Total current assets...............................   235,895     214,244     222,007
Notes receivable............................................     5,800       6,150       6,013
Deferred income tax asset...................................    40,745      42,771      41,393
Property, plant and equipment, net..........................    47,538      51,267      58,419
Goodwill, net...............................................    45,584      47,098      49,256
Other assets, net...........................................     7,609       4,103       4,681
                                                              --------    --------    --------
         Total assets.......................................  $383,171    $365,633    $381,769
                                                              ========    ========    ========

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt......................  $  2,312    $  1,207    $  1,154
  Accounts payable..........................................    10,169       8,283       8,011
  Accrued expenses..........................................    18,814      23,388      29,430
                                                              --------    --------    --------
         Total current liabilities..........................    31,295      32,878      38,595
Long-term debt, net of current maturities...................    20,088       7,077       7,886
Other long-term liabilities.................................       751         275         273
Stockholders' equity:
  Cumulative convertible preferred stock, $.01 par value;
    authorized 5,000,000 shares; issued and outstanding
    55,000 shares at December 31, 2001 and December 31, 2000
    and May 31, 2000 (liquidation value of $55 million at
    December 31, 2001)......................................         1           1           1
  Common stock, $.01 par value; authorized 100,000,000
    shares; outstanding 50,865,729 shares at December 31,
    2001, 50,936,420 shares at December 31, 2000 and
    50,744,180 shares at May 31, 2000.......................       516         512         510
  Additional paid-in capital................................   360,147     352,294     348,743
  Retained deficit..........................................   (15,713)    (19,422)     (6,065)
  Accumulated other comprehensive loss......................    (7,499)     (5,353)     (5,427)
  Treasury stock, at cost, 743,298 shares at December 31,
    2001, 243,500 shares at December 31, 2000 and 232,500
    shares at May 31, 2000..................................    (5,769)     (1,737)     (1,651)
  Unamortized restricted stock compensation.................      (646)       (892)     (1,096)
                                                              --------    --------    --------
         Total stockholders' equity.........................   331,037     325,403     335,015
                                                              --------    --------    --------
         Total liabilities and stockholders' equity.........  $383,171    $365,633    $381,769
                                                              ========    ========    ========

          See accompanying notes to consolidated financial statements.

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          SEVEN MONTHS
                                            YEAR ENDED       ENDED          YEARS ENDED MAY 31,
                                           DECEMBER 31,   DECEMBER 31,   -------------------------
                                               2001           2000          2000          1999
                                           ------------   ------------   -----------   -----------
                                               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Net sales................................  $   212,050    $    78,317    $   121,454   $   197,415
Cost of sales............................      135,798         58,554        106,642       205,215
                                           -----------    -----------    -----------   -----------
          Gross profit (loss)............       76,252         19,763         14,812        (7,800)
                                           -----------    -----------    -----------   -----------
Operating expenses:
  Research and development...............       29,442         16,051         28,625        42,782
  Marketing and sales....................       14,274          5,934         10,284        14,193
  General and administrative.............       19,695          8,127         21,885        80,932
  Amortization and impairment of
     intangibles.........................        4,936          2,757         39,488        16,247
                                           -----------    -----------    -----------   -----------
          Total operating expenses.......       68,347         32,869        100,282       154,154
                                           -----------    -----------    -----------   -----------
Earnings (loss) from operations..........        7,905        (13,106)       (85,470)     (161,954)
Interest expense.........................         (695)          (627)          (826)         (897)
Interest income..........................        4,685          4,583          4,930         7,981
Other income (expense)...................          574            176          1,306          (370)
                                           -----------    -----------    -----------   -----------
Earnings (loss) before income taxes......       12,469         (8,974)       (80,060)     (155,240)
Income tax (benefit) expense.............        3,128          1,332         (6,097)      (49,677)
                                           -----------    -----------    -----------   -----------
Net earnings (loss)......................        9,341        (10,306)       (73,963)     (105,563)
Preferred dividend.......................        5,632          3,051          4,557            --
                                           -----------    -----------    -----------   -----------
Net earnings (loss) applicable to common
  shares.................................  $     3,709    $   (13,357)   $   (78,520)  $  (105,563)
                                           ===========    ===========    ===========   ===========
Basic earnings (loss) per common share...  $      0.07    $     (0.26)   $     (1.55)  $     (2.17)
                                           ===========    ===========    ===========   ===========
Weighted average number of common shares
  outstanding............................   51,166,026     50,840,256     50,716,378    48,540,143
Diluted earnings (loss) per common
  share..................................  $      0.07    $     (0.26)   $     (1.55)  $     (2.17)
                                           ===========    ===========    ===========   ===========
Weighted average number of diluted common
  shares outstanding.....................   52,308,578     50,840,256     50,716,378    48,540,143
                                           ===========    ===========    ===========   ===========

          See accompanying notes to consolidated financial statements.

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES

   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE EARNINGS
                                     (LOSS)
  YEAR ENDED DECEMBER 31, 2001, SEVEN MONTHS ENDED DECEMBER 31, 2000 AND YEARS
                          ENDED MAY 31, 2000 AND 1999

                                       CUMULATIVE
                                       CONVERTIBLE                                                     ACCUMULATED
                                     PREFERRED STOCK      COMMON STOCK       ADDITIONAL   RETAINED        OTHER
                                     ---------------   -------------------    PAID-IN     EARNINGS    COMPREHENSIVE
                                     SHARES   AMOUNT     SHARES     AMOUNT    CAPITAL     (DEFICIT)       LOSS
                                     ------   ------   ----------   ------   ----------   ---------   -------------
                                                           (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at May 31, 1998............      --    $--     44,584,634    $446     $240,746    $ 178,018      $(2,196)
  Comprehensive loss:
  Net loss.........................      --     --             --      --           --     (105,563)          --
  Other comprehensive loss:
  Translation adjustment...........      --     --             --      --           --           --       (1,046)
  Equity reduction for Outside
    Directors Retirement Plan......      --     --             --      --           --           --         (307)
  Total comprehensive loss.........
  Amortization of restricted stock
    compensation...................      --     --             --      --           --           --           --
  Issuance of restricted stock
    awards.........................      --     --         42,500      --          329           --           --
  Issuance of stock in conjunction
    with business acquisition......      --     --      5,794,000      58       45,715           --           --
  Preferred stock offering.........  40,000     --             --      --       39,452           --           --
  Exercise of stock options........      --     --         64,944       1          157           --           --
  Issuance of stock for the
    Employee Stock Purchase Plan...      --     --        177,280       2        1,059           --           --
  Stock compensation expense.......      --     --             --      --          387           --           --
                                     ------    ---     ----------    ----     --------    ---------      -------
Balance at May 31, 1999............  40,000     --     50,663,358     507      327,845       72,455       (3,549)
  Comprehensive loss:
  Net loss.........................      --     --             --      --           --      (73,963)          --
  Other comprehensive earnings
    (loss):
  Translation adjustment...........      --     --             --      --           --           --       (1,920)
  Equity adjustment for Outside
    Directors Retirement Plan......      --     --             --      --           --           --           42
  Total comprehensive loss.........
  Amortization of restricted stock
    compensation...................      --     --             --      --           --           --           --
  Issuance of restricted stock
    award..........................      --     --        133,000       1        1,028           --           --
  Cancelation of restricted stock
    awards.........................      --     --        (25,000)     --         (193)          --           --
  Purchase treasury stock..........      --     --       (250,000)     --           --           --           --
  Reissue treasury stock...........      --     --         17,500      --          (43)          --           --
  Preferred stock offering.........  15,000      1             --      --       14,794           --           --
  Preferred dividend...............      --     --             --      --        4,011       (4,557)          --
  Exercise of stock options........      --     --          8,473      --          136           --           --
  Issuance of stock for the
    Employee Stock Purchase Plan...      --     --        196,849       2          972           --           --
  Stock compensation expense.......      --     --             --      --          193           --           --
                                     ------    ---     ----------    ----     --------    ---------      -------
Balance at May 31, 2000............  55,000      1     50,744,180     510      348,743       (6,065)      (5,427)


                                                  UNAMORTIZED          TOTAL
                                     TREASURY   RESTRICTED STOCK   STOCKHOLDERS'
                                      STOCK       COMPENSATION         EQUITY
                                     --------   ----------------   --------------
                                          (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at May 31, 1998............  $    --        $(1,314)         $ 415,700
  Comprehensive loss:
  Net loss.........................       --             --           (105,563)
  Other comprehensive loss:
  Translation adjustment...........       --             --             (1,046)
  Equity reduction for Outside
    Directors Retirement Plan......       --             --               (307)
                                                                     ---------
  Total comprehensive loss.........                                   (106,916)
  Amortization of restricted stock
    compensation...................       --          1,359              1,359
  Issuance of restricted stock
    awards.........................       --           (329)                --
  Issuance of stock in conjunction
    with business acquisition......       --             --             45,773
  Preferred stock offering.........       --             --             39,452
  Exercise of stock options........       --             --                158
  Issuance of stock for the
    Employee Stock Purchase Plan...       --             --              1,061
  Stock compensation expense.......       --             --                387
                                     -------        -------          ---------
Balance at May 31, 1999............       --           (284)           396,974
  Comprehensive loss:
  Net loss.........................       --             --            (73,963)
  Other comprehensive earnings
    (loss):
  Translation adjustment...........       --             --             (1,920)
  Equity adjustment for Outside
    Directors Retirement Plan......       --             --                 42
                                                                     ---------
  Total comprehensive loss.........                                    (75,841)
  Amortization of restricted stock
    compensation...................       --             24                 24
  Issuance of restricted stock
    award..........................       --         (1,029)                --
  Cancelation of restricted stock
    awards.........................       --            193                 --
  Purchase treasury stock..........   (1,794)            --             (1,794)
  Reissue treasury stock...........      143             --                100
  Preferred stock offering.........       --             --             14,795
  Preferred dividend...............       --             --               (546)
  Exercise of stock options........       --             --                136
  Issuance of stock for the
    Employee Stock Purchase Plan...       --             --                974
  Stock compensation expense.......       --             --                193
                                     -------        -------          ---------
Balance at May 31, 2000............   (1,651)        (1,096)           335,015

                                INPUT/OUTPUT, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE EARNINGS (LOSS) -- (CONTINUED)
                                       CUMULATIVE
                                       CONVERTIBLE
                                     PREFERRED STOCK      COMMON STOCK       ADDITIONAL   RETAINED
                                     ---------------   -------------------    PAID-IN     EARNINGS
                                     SHARES   AMOUNT     SHARES     AMOUNT    CAPITAL     (DEFICIT)
                                     ------   ------   ----------   ------   ----------   ---------
                                                   (IN THOUSANDS, EXCEPT SHARE DATA)
  Comprehensive earnings (loss):
  Net loss.........................      --     --             --      --           --      (10,306)
  Other comprehensive earnings:
  Translation adjustment...........      --     --             --      --           --           --
  Total comprehensive (loss).......
  Amortization of restricted stock
    compensation...................      --     --             --      --           --           --
  Purchase treasury stock..........      --     --        (11,000)     --           --           --
  Preferred dividend...............      --     --             --      --        2,730       (3,051)
  Exercise of stock options........      --     --         97,500       1          395           --
  Issuance of stock for the
    Employee Stock Purchase Plan...      --     --        105,740       1          426           --
                                     ------    ---     ----------    ----     --------    ---------
Balance at December 31, 2000.......  55,000      1     50,936,420     512      352,294      (19,422)
  Comprehensive earnings:
  Net earnings.....................      --     --             --      --           --        9,341
  Other comprehensive loss:
  Translation adjustment...........      --     --             --      --           --           --
  Total comprehensive earnings.....
  Amortization of restricted stock
    compensation...................      --     --             --      --           --           --
  Purchase treasury stock..........      --     --       (499,798)     --           --           --
  Preferred dividend...............      --     --             --      --        5,082       (5,632)
  Exercise of stock options........      --     --        326,921       4        2,003           --
  Issuance of stock for the
    Employee Stock Purchase Plan...      --     --        102,186      --          768           --
                                     ------    ---     ----------    ----     --------    ---------
Balance at December 31, 2001.......  55,000    $ 1     50,865,729    $516     $360,147    $ (15,713)
                                     ======    ===     ==========    ====     ========    =========

                                                INPUT/OUTPUT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE EARNINGS (LOSS) -- (CONTINUED)

                                      ACCUMULATED
                                         OTHER                    UNAMORTIZED          TOTAL
                                     COMPREHENSIVE   TREASURY   RESTRICTED STOCK   STOCKHOLDERS'
                                         LOSS         STOCK       COMPENSATION         EQUITY
                                     -------------   --------   ----------------   --------------
                                                  (IN THOUSANDS, EXCEPT SHARE DATA)
  Comprehensive earnings (loss):
  Net loss.........................          --           --             --            (10,306)
  Other comprehensive earnings:
  Translation adjustment...........          74           --             --                 74
                                                                                     ---------
  Total comprehensive (loss).......                                                    (10,232)
  Amortization of restricted stock
    compensation...................          --           --            204                204
  Purchase treasury stock..........          --          (86)            --                (86)
  Preferred dividend...............          --           --             --               (321)
  Exercise of stock options........          --           --             --                396
  Issuance of stock for the
    Employee Stock Purchase Plan...          --           --             --                427
                                        -------      -------        -------          ---------
Balance at December 31, 2000.......      (5,353)      (1,737)          (892)           325,403
  Comprehensive earnings:
  Net earnings.....................          --           --             --              9,341
  Other comprehensive loss:
  Translation adjustment...........      (2,146)          --             --             (2,146)
                                                                                     ---------
  Total comprehensive earnings.....                                                      7,195
  Amortization of restricted stock
    compensation...................          --           --            246                246
  Purchase treasury stock..........          --       (4,032)            --             (4,032)
  Preferred dividend...............          --           --             --               (550)
  Exercise of stock options........          --           --             --              2,007
  Issuance of stock for the
    Employee Stock Purchase Plan...          --           --             --                768
                                        -------      -------        -------          ---------
Balance at December 31, 2001.......     $(7,499)     $(5,769)       $  (646)         $ 331,037
                                        =======      =======        =======          =========

          See accompanying notes to consolidated financial statements.

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  SEVEN
                                                                  MONTHS
                                                                  ENDED       YEARS ENDED MAY 31,
                                                DECEMBER 31,   DECEMBER 31,   --------------------
                                                    2001           2000         2000       1999
                                                ------------   ------------   --------   ---------
                                                                  (IN THOUSANDS)
Cash flows from operating activities:
  Net earnings (loss).........................    $  9,341       $(10,306)    $(73,963)  $(105,563)
  Depreciation and amortization...............      17,535         11,448       22,835      20,776
  Impairment of intangibles and other
     assets...................................          --             --       31,596       8,495
  Amortization of restricted stock and other
     stock compensation.......................         246            204          317       1,746
  Deferred income tax.........................        (976)            --       (8,545)    (43,691)
  Bad debt expense (collections) and loan
     losses...................................        (269)        (1,437)     (17,106)     43,683
  Loss on disposal or impairment of property,
     plant and equipment......................         372          1,129        1,219       6,573
  Accounts and notes receivable...............      (5,639)          (341)      22,790      46,731
  Inventories.................................       1,143          1,539       29,457      38,149
  Accounts payable and accrued expenses.......      (1,900)        (6,487)      (5,530)    (13,684)
  Income taxes payable/receivable.............      (1,868)         1,420       14,295     (23,139)
  Other assets and liabilities................        (444)          (900)       1,006      (4,912)
                                                  --------       --------     --------   ---------
          Net cash provided by (used in)
            operating activities..............      17,541         (3,731)      18,371     (24,836)
                                                  --------       --------     --------   ---------
Cash flows from investing activities:
  Purchase of property, plant and equipment...      (9,202)        (2,837)      (3,077)     (9,326)
  Business acquisition........................      (7,608)            --           --      (6,303)
  Cash of acquired business...................       2,032             --           --          --
                                                  --------       --------     --------   ---------
          Net cash used in investing
            activities........................     (14,778)        (2,837)      (3,077)    (15,629)
                                                  --------       --------     --------   ---------
Cash flows from financing activities:
  Payments on long-term debt..................      (9,409)          (756)        (974)       (983)
  Payments of preferred dividends.............        (550)          (321)        (454)         --
  Purchase of treasury stock..................      (4,032)           (86)      (1,794)         --
  Proceeds from issuance of debt..............      18,837             --           --          --
  Proceeds from exercise of stock options.....       2,007            396          136         158
  Proceeds from issuance of common stock......         768            427          974       1,061
  Net proceeds from preferred stock
     offering.................................          --             --       14,795      39,452
                                                  --------       --------     --------   ---------
          Net cash provided by (used in)
            financing activities..............       7,621           (340)      12,683      39,688
                                                  --------       --------     --------   ---------
Effect of change in foreign currency exchange
  rates on cash and cash equivalents..........      (1,079)            74          (76)       (189)
                                                  --------       --------     --------   ---------
Net increase (decrease) in cash and cash
  equivalents.................................       9,305         (6,834)      27,901        (966)
                                                  --------       --------     --------   ---------
Cash and cash equivalents at beginning of
  period......................................      92,376         99,210       71,309      72,275
                                                  --------       --------     --------   ---------
Cash and cash equivalents at end of period....    $101,681       $ 92,376     $ 99,210   $  71,309
                                                  ========       ========     ========   =========

          See accompanying notes to consolidated financial statements.

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     General Description and Principles of Consolidation. Input/Output, Inc. and its wholly-owned subsidiaries design, manufacture and market seismic data acquisition products for the oil and gas exploration and production industry worldwide. The consolidated financial statements include the accounts of Input/Output, Inc. and its wholly-owned subsidiaries (collectively referred to as the "Company"). Significant intercompany balances and transactions have been eliminated.

     Fiscal Year Change. In September 2000, the Company's Board of Directors approved the Company's changing of its fiscal year-end to December 31 of each year. The consolidated statements of operations, stockholders' equity and comprehensive earnings (loss) and cash flows for the period from June 1, 2000 to December 31, 2000 represent a transition period of seven months. The Company filed a Transition Report on Form 10-K for the transition period ended December 31, 2000 and commenced reporting on a calendar year basis with the filing of the Form 10-Q for the quarter ended March 31, 2001. The following is a comparative summary of the condensed and consolidated operating results for the years ended December 31, 2001 and 2000 and the seven month periods ended December 31, 2000 and December 31, 1999 (in thousands, except per share amounts).

                                                                       SEVEN MONTHS ENDED
                                          YEAR ENDED DECEMBER 31,         DECEMBER 31,
                                          ------------------------   ----------------------
                                            2001          2000         2000        1999
                                          ---------   ------------   --------   -----------
                                                      (UNAUDITED)               (UNAUDITED)
Net sales...............................  $212,050      $137,384     $ 78,317    $ 62,244
Cost of sales...........................   135,798       117,493       58,554      47,703
                                          --------      --------     --------    --------
Gross profit............................    76,252        19,891       19,763      14,541
Operating expenses
  Research and development..............    29,442        28,084       16,051      16,590
  Marketing and sales...................    14,274        10,504        5,934       5,713
  General and administrative............    19,695        17,632        8,127      12,396
  Amortization and impairment of
     intangibles........................     4,936        37,758        2,757       4,471
                                          --------      --------     --------    --------
Earnings (loss) from operations.........     7,905       (74,087)     (13,106)    (24,629)
Interest expense........................      (695)         (973)        (627)       (480)
Interest and other income...............     5,259         8,223        4,759       2,767
Income taxes expense (benefit)..........     3,128         5,372        1,332      (6,702)
Preferred dividend......................     5,632         5,000        3,051       2,608
                                          --------      --------     --------    --------
Net earnings (loss) applicable to common
  shares................................  $  3,709      $(77,209)    $(13,357)   $(18,248)
                                          ========      ========     ========    ========
Net earnings (loss) per common share
  Basic.................................  $   0.07      $  (1.52)    $  (0.26)   $  (0.31)
                                          ========      ========     ========    ========
  Diluted...............................  $   0.07      $  (1.52)    $  (0.26)   $  (0.31)
                                          ========      ========     ========    ========

     Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are made at discrete points in time based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined with exact precision. Areas involving significant

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES
estimates include, but are not limited to, accounts and notes receivable, inventory, deferred taxes, and accrued warranty costs. Actual results could differ from those estimates.

     Cash and Cash Equivalents. The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. At December 31, 2001, there was approximately $0.2 million of restricted cash used to secure standby and commercial letters of credit.

     Accounts and Notes Receivable. Accounts and notes receivable are recorded at cost, less the related allowance for doubtful accounts and loan loss. The Company considers current information and events regarding the customers' ability to repay obligations, and considers an account or note to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms. When an account or note is considered impaired, the amount of the impairment is measured based on the present value of expected future cash flows or the fair value of collateral. Impairment losses (recoveries) are included in the allowance for doubtful accounts and for loan loss through an increase (decrease) in bad debt expense. Notes receivable are generally collateralized by the products sold, bear interest at contractual rates up to 13% per year and are due at various dates through 2004. Cash receipts on impaired notes are applied to reduce the principal amount of such notes until the principal has been recovered and are recognized as interest income thereafter.

     Inventories. Inventories are stated at the lower of cost (primarily first-in, first-out) or market.

     Property, Plant and Equipment. Property, plant and equipment are stated at cost. Depreciation expense is provided straight-line over the following estimated useful lives:

                                                              YEARS
                                                              -----
Machinery and equipment.....................................   3-8
Buildings...................................................    25
Leased equipment and other..................................  3-10

     Expenditures for renewals and betterments are capitalized; repairs and maintenance are charged to expense as incurred. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and any gain or loss is reflected in operations.

     Goodwill and Other Intangible Assets. Goodwill results from business acquisitions and represents the excess of acquisition costs over the fair value of the net assets of businesses acquired. Through December 31, 2001 goodwill and other intangibles were amortized on a straight-line basis over 5 to 20 years. Goodwill, intangibles and other long-lived assets are reviewed for impairment whenever an event or change in circumstances indicates that the carrying amount of the assets may not be recoverable. The impairment review includes comparison of future cash flows expected to be generated by the Company's operations with the carrying value of goodwill and other long-lived assets. If the carrying value of such assets exceeds the expected undiscounted future cash flows, an impairment loss is recognized to the extent the carrying amount of the assets exceeds their fair values which is calculated using the discounted cash flows.

     Research and Development. Research and development costs are expensed as incurred.

     Revenue Recognition and Product Warranty. Revenue is primarily derived from the sale of data acquisition systems and related equipment. Revenue is recognized when products are shipped and risk of ownership has passed to the customer. The Company warrants that all manufactured equipment will be free from defects in workmanship, material and parts. Warranty periods range from 90 days to three years from the date of original purchase, depending on the product. The Company provides for estimated warranty as a charge to cost of sales at time of sale.

     Income Taxes. Income taxes are accounted for under the liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES
statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance to reduce its deferred income tax assets to the amount that is believed to be realizable under the "more-likely-than-not" recognition criteria. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Comprehensive Earnings (Loss). Comprehensive earnings (loss), consisting of net earnings (loss), foreign currency translation adjustment and minimum pension liabilities, is presented in the consolidated statements of stockholders' equity and comprehensive earnings (loss). The balance in accumulated other comprehensive loss consists primarily of foreign currency translation adjustments.

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

                                                  SEVEN MONTHS
                                    YEAR ENDED       ENDED          YEARS ENDED MAY 31,
                                   DECEMBER 31,   DECEMBER 31,   -------------------------
                                       2001           2000          2000          1999
                                   ------------   ------------   -----------   -----------
Net earnings (loss) applicable to
  common shares..................  $     3,709    $   (13,357)   $   (78,520)  $  (105,563)
Weighted average number of common
  shares outstanding.............   51,166,026     50,840,256     50,716,378    48,540,143
Effect of dilutive stock
  options........................    1,142,552             --             --            --
                                   -----------    -----------    -----------   -----------
Weighted average number of
  diluted common shares
  outstanding....................   52,308,578     50,840,256     50,716,378    48,540,143
                                   ===========    ===========    ===========   ===========
Basic earnings (loss) per common
  share..........................  $      0.07    $     (0.26)   $     (1.55)  $     (2.17)
                                   ===========    ===========    ===========   ===========
Diluted earnings (loss) per
  common share...................  $      0.07    $     (0.26)   $     (1.55)  $     (2.17)
                                   ===========    ===========    ===========   ===========

     At December 31, 2001, December 31, 2000, May 31, 2000 and May 31, 1999,
3,718,248, 4,778,478, 5,238,352 and 4,550,463 respectively, of common shares subject to stock options were considered anti-dilutive and not included in the calculation of diluted earnings (loss) per common share. In addition, the outstanding convertible preferred stock is considered anti-dilutive for all periods presented and is not included in the calculation of diluted earnings
(loss) per common share (Note 8).

     Foreign Currency Gains and Losses. The foreign-owned assets and liabilities of the Company have been translated to U.S. dollars using the exchange rate in effect at the balance sheet date. Results of foreign operations have been translated using the average exchange rate during the periods of operation. Resulting translation adjustments have been recorded as a component of "Accumulated Other Comprehensive Earnings (Loss)" in the Consolidated Statements of Stockholders' Equity and Comprehensive Earnings (Loss). Foreign currency transaction gains and losses are included in the Consolidated Statements of Operations as they occur.

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES

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

     Stock-Based Compensation. SFAS No. 123, "Accounting for Stock-Based Compensation" allows a company to adopt a fair value based method of accounting for its stock-based compensation plans, or to continue to follow the intrinsic value method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees". The Company has elected to continue to follow APB Opinion No. 25. If the Company had adopted SFAS No. 123, net earnings (loss), basic earnings (loss) per share and diluted earnings (loss) per share for the periods presented would have been reduced (increased) (Note 8).

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock
Compensation: an Interpretation of APB Opinion No. 25". Among other issues, Interpretation No. 44 clarifies the application of Accounting Principles Board Opinion ("APB") No. 25 regarding (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock options in a business combination. The provisions of Interpretation No. 44 were applied on a prospective basis effective July 1, 2000, and have not had a material impact on the consolidated financial position or results of operations.

     Recent Accounting Pronouncements. SFAS No. 141 entitled "Business Combinations" was issued in June 2001 and became effective July 1, 2001. SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting, which requires that acquisitions be recorded at fair value as of the date of acquisition. The pooling-of-interests method of accounting allowed under prior standards, which reflected business combinations using historical financial information, is now prohibited.

     In June 2001, the FASB issued SFAS No. 142 entitled "Goodwill and Other Intangible Assets" which became effective on January 1, 2002. Existing goodwill ($45.6 million at December 31, 2001) will no longer be amortized, but will be tested for impairment using a fair value approach. SFAS No. 142 requires goodwill to be tested for impairment at a level referred to as a reporting unit, generally one level lower than reportable segments. SFAS No. 142 requires the Company to perform the first goodwill impairment test on all reporting units within six months of adoption. The first step is to compare the fair value with the book value of a reporting unit. If the fair value of the reporting unit is less than its book value, the second step will be to calculate the impairment loss, if any. Any impairment loss from the initial adoption of SFAS No. 142 will be recognized as a change in accounting principle. After the initial adoption, the Company will test goodwill for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company is reviewing SFAS No. 142 to determine the effect, if any, of the initial goodwill impairment testing. During the year ended December 31, 2001, the seven months ended December 31, 2000, and the years ended May 31, 2000 and May 31, 1999, the Company recorded goodwill amortization and impairments of $3.9 million, $2.2 million, $37.1 million and $9.0 million, respectively.

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Due to the nature of the Company's business, this new accounting pronouncement is not expected to have a significant impact on our reported results of operations and financial condition.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This Statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 became effective on January 1, 2002. The provisions of this Statement are to be applied prospectively. The Company has not determined the effect, if any, adoption of SFAS No. 144 will have on the financial position and results of operations.

     Reclassification. Certain amounts previously reported in the consolidated financial statements have been reclassified to conform to the current year presentation.

(2) SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental disclosure of cash flow information is as follows (in thousands):

                                                         SEVEN MONTHS
                                           YEAR ENDED       ENDED       YEARS ENDED MAY 31,
                                          DECEMBER 31,   DECEMBER 31,   --------------------
                                              2001           2000         2000        1999
                                          ------------   ------------   ---------   --------
Cash paid (received) during the period
  for:
  Interest..............................    $(4,385)       $(4,143)     $ (5,562)   $(5,999)
  Income taxes..........................      5,551            642       (13,396)    16,966
Unamortized restricted stock
  compensation..........................         --             --        (1,029)      (329)
Repossession of equipment due to
  customers' default on trade notes
  receivable:
  Decrease in trade notes receivable....         --             --        (8,464)        --
  Increase in property, plant and
     equipment..........................         --             --         4,893         --
  Increase in inventories...............         --             --         3,571         --
Issuance of note receivable in
  connection with sale of other assets:
  Long-term trade notes receivable......         --             --            --      5,387
  Other assets..........................         --             --            --     (5,387)
Issuance of common stock in connection
  with business acquisitions............         --             --            --     49,386
Deferred financing costs................      1,688             --            --         --

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES

(3) PROPERTY, PLANT AND EQUIPMENT

     A summary of property, plant and equipment is as follows (in thousands):

                                                    DECEMBER 31,   DECEMBER 31,   MAY 31,
                                                        2001           2000         2000
                                                    ------------   ------------   --------
Land..............................................    $  2,769       $  2,769     $  2,782
Buildings.........................................      27,604         26,565       26,413
Machinery and equipment...........................      62,348         60,178       65,450
Leased equipment..................................      14,185         14,206       12,219
Other.............................................       7,966          6,100        5,615
                                                      --------       --------     --------
                                                       114,872        109,818      112,479
Less accumulated depreciation.....................      67,334         58,551       54,060
                                                      --------       --------     --------
Property, plant and equipment, net................    $ 47,538       $ 51,267     $ 58,419
                                                      ========       ========     ========

     Approximately $15.0 million of land and buildings, net are recorded pursuant to a twelve year non-cancelable lease agreement as described below in
Note 5.

(4) ACCRUED EXPENSES

     A summary of accrued expenses is as follows (in thousands):

                                                     DECEMBER 31,   DECEMBER 31,   MAY 31,
                                                         2001           2000        2000
                                                     ------------   ------------   -------
Compensation, including compensation-related taxes,
  commissions and severance........................    $ 8,462        $ 5,326      $ 6,321
Warranty...........................................      4,669          6,302        6,470
Accrued legal settlement...........................         --             --        5,000
Income tax payable.................................      1,323          2,884        4,226
Accrued property tax...............................      1,916          1,872          802
Other..............................................      2,444          7,004        6,611
                                                       -------        -------      -------
Accrued expenses...................................    $18,814        $23,388      $29,430
                                                       =======        =======      =======

(5) LONG-TERM DEBT AND LEASE OBLIGATIONS

     In August 1996, the Company obtained a $12.5 million, ten-year term loan collateralized by certain land and buildings. The term loan bore interest at a fixed rate of 7.875% per year and was repayable in equal monthly installments of principal and interest of $151,439. On August 20, 2001, the Company sold the same land and buildings for $21 million. As part of the transaction, the Company repaid the ten-year term loan. Simultaneous to the sale and loan repayment, the Company entered into a non-cancelable lease with the purchaser of the property. The lease has a twelve year term with three consecutive options to extend the lease for five years each. As a result of the lease terms, the commitment is recorded as a twelve year $21 million lease obligation with an implicit interest rate of 9.1%. The Company paid $1.7 million in commissions and professional fees which have been recorded as deferred financing costs and are being amortized over the twelve year term of the obligation.

     On January 3, 2001, in connection with the acquisition of Pelton Company, Inc. ("Pelton") (Note 9), the Company entered into a $3 million two-year unsecured promissory note payable to the former shareholder

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES
of Pelton, bearing interest at 8.5% per year. Principal is payable in quarterly payments of $0.4 million plus interest, with final payment due in February 2003. The unpaid balance at December 31, 2001 was $1.9 million.

     A summary of future principal obligations under the note payable and lease obligation is as follows (in thousands):

YEARS ENDED DECEMBER 31,
------------------------
2002........................................................  $ 2,312
2003........................................................    1,264
2004........................................................      973
2005........................................................    1,184
2006........................................................    1,470
2007 and thereafter.........................................   15,197
                                                              -------
Total.......................................................  $22,400
                                                              =======

(6) INVENTORIES

     A summary of inventories is as follows (in thousands):

                                                     DECEMBER 31,   DECEMBER 31,   MAY 31,
                                                         2001           2000        2000
                                                     ------------   ------------   -------
Raw materials......................................    $46,729        $39,988      $43,110
Work-in-process....................................      4,191          6,774        6,559
Finished goods.....................................     17,363         20,884       19,516
                                                       -------        -------      -------
                                                       $68,283        $67,646      $69,185
                                                       =======        =======      =======

     At December 31, 2001, some portion of the Company's inventory is in excess of near-term requirements based on the recent level of sales. Management has developed a program to reduce this inventory to more desirable levels over the near term and believes no loss will be incurred on its disposition in excess of current reserve estimates. Should the inventory reduction program not be successful, it is reasonably possible the estimated reserve could change and that the change could be material to the financial statements.

(7) ACCOUNTS AND NOTES RECEIVABLE

     A summary of accounts receivable is as follows (in thousands):

                                                     DECEMBER 31,   DECEMBER 31,   MAY 31,
                                                         2001           2000        2000
                                                     ------------   ------------   -------
Accounts receivable, principally trade.............    $48,186        $32,491      $26,510
Less allowance for doubtful accounts...............     (1,752)        (1,571)      (1,566)
                                                       -------        -------      -------
Accounts receivable, net...........................    $46,434        $30,920      $24,944
                                                       =======        =======      =======

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES

     The recorded investment in notes receivable, excluding accrued interest, was $17.4 million at December 31, 2001. A summary of notes receivable, accrued interest and allowance for loan-loss is as follows (in thousands):

                                                    DECEMBER 31,   DECEMBER 31,   MAY 31,
                                                        2001           2000         2000
                                                    ------------   ------------   --------
Notes receivable and accrued interest.............    $ 17,613       $ 24,986     $ 31,955
Less allowance for loan loss......................     (10,735)       (10,947)     (13,718)
                                                      --------       --------     --------
Notes receivable, net.............................       6,878         14,039       18,237
Less current portion notes receivable, net........       1,078          7,889       12,224
                                                      --------       --------     --------
Long-term notes receivable........................    $  5,800       $  6,150     $  6,013
                                                      ========       ========     ========

     The activity in the allowance for note receivable loan loss is as follows (in thousands):

                                                          SEVEN MONTHS
                                            YEAR ENDED       ENDED       YEARS ENDED MAY 31,
                                           DECEMBER 31,   DECEMBER 31,   --------------------
                                               2001           2000         2000        1999
                                           ------------   ------------   ---------   --------
Balance at beginning of period...........    $10,947        $13,718      $ 28,778    $ 3,954
Additions charged to bad debt expense....      1,597          1,305         7,057     25,903
Recoveries reducing bad debt expense.....     (1,609)        (2,796)      (23,558)        --
Write-downs charged against the
  allowance..............................       (200)        (1,280)      (10,799)    (1,079)
Reclassification of account receivable...         --             --        12,240         --
                                             -------        -------      --------    -------
Balance at end of period.................    $10,735        $10,947      $ 13,718    $28,778
                                             =======        =======      ========    =======

     Recoveries for the year ended December 31, 2001 and for the seven months ended December 31, 2000 include $1.6 million and $2.8 million, respectively, of various recoveries of previously non-performing notes receivable. Recoveries for the year ended May 31, 2000 include $10.2 million attributable to a more favorable than anticipated resolution of a customer's bankruptcy settlement, $8.5 million of recoveries in the form of repossessed equipment and inventories and $4.9 million of various recoveries of previously non-performing notes receivable.

(8) STOCKHOLDERS' EQUITY

     Series B and Series C Preferred Stock. In May 1999, SCF-IV, L.P., ("SCF"), purchased, in a privately negotiated transaction, 40,000 shares of Series B Cumulative, Convertible Preferred Stock, par value $0.01 per share (the "Series B Preferred Stock"). The purchase price paid for the Series B Preferred Stock was $1,000 per share, resulting in net proceeds of approximately $39.5 million.

     In August 1999, SCF exercised its option to purchase 15,000 shares of Series C Cumulative, Convertible Preferred Stock, par value $0.01 per share (the "Series C Preferred Stock"). The option to purchase Series C Preferred Stock was granted to SCF by the Company in connection with SCF's purchase of 40,000 shares of Series B Preferred Stock. The purchase price paid for the Series C Preferred Stock was $1,000 per share, resulting in net proceeds of approximately $14.8 million.

     The net cash proceeds of Series B and Series C Preferred Stock were used to fund research and development projects, to provide additional working capital and for general corporate purposes. The issuance of the Series B and Series C Preferred Stock and the underlying shares of common stock were exempt from the registration requirements of Section 5 of the Securities Act of 1933 in accordance with Section 4(2) of that Act. Series B and C Preferred Stock have substantially the same terms and conditions, except the fixed conversion price for the Series C Preferred Stock is $8.50 per share, compared to $8.00 per share for the

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES

Series B Preferred Stock. The holders of Series B and C Preferred Stock are entitled to receive cumulative cash dividends of $10.00 per share per year (1% of the liquidation preference) for each share of Series B and C Preferred Stock outstanding. Each share of Series B and C Preferred Stock is entitled to a liquidation preference of $1,000 per share, plus all accrued and unpaid dividends.

     The Series B and C Preferred Stock are convertible, at the holder's option (the "Initial Conversion Date"), after the first to occur of any of the following: (i) May 7, 2002, (ii) the approval by the Board of Directors of an agreement relating to a Business Combination (as defined), (iii) the approval or recommendation by the Board of Directors for a tender offer for common stock, or
(iv) the redemption, repurchase or reacquisition by the Company of rights issued pursuant to its Stockholder Rights Plan or any waiver of the application of Stockholder Rights Plan to any beneficial owner other than SCF or its affiliates (except as approved by SCF's representative on the Board of Directors). On May 7, 2004 (the "Mandatory Conversion Date"), each outstanding share of Series B and C Preferred Stock respectively shall, without any action on the part of the holder, be converted automatically into a number of fully paid and nonassessable shares of common stock.

     After the Initial Conversion Date and prior to the Mandatory Conversion Date, the holders of Series B and C Preferred Stock will be entitled to convert their shares into a number of fully paid and nonassessable shares of common stock per share equal to the greater of the following (such amount being referred to as the "Conversion Ratio Amount"): (a) the quotient of $1,000 (plus any accrued and unpaid dividends through the record date for determining stockholders entitled to vote) divided by a fixed conversion price of $8.00 and $8.50 for Series B and C respectively (and adjusted from time to time in accordance with certain anti-dilution provisions) or (b) the quotient of $1,000 increased at a rate of eight percent per annum from August 17, 1999, compounded quarterly, less the amount of cash dividends actually paid through the applicable conversion date, divided by the average market price for our common stock during the ten trading day period prior to the date of conversion.

     In the event of a conversion of Series B and C Preferred Stock pursuant to which the Conversion Ratio Amount is determined using clause (b) above, then the Company may redeem for cash up to 50% (or such greater percentage as the holders shall agree) of the shares of Series B and C Preferred Stock submitted for conversion. The maximum number of shares which the Company may issue upon conversion is 10,099,979 with any shares in excess of this amount to be mandatorily redeemed by the Company in cash.

     A charge to retained earnings at a stated rate of 8% per year, compounded quarterly is recognized (of which 7% is accounted for as a non-cash event recorded to additional paid-in capital so as to reflect potential dilution at time of preferred stock conversion and 1% is paid as a quarterly cash dividend). This is shown as a preferred stock dividend and reduces net earnings applicable to common stock accordingly. The Company is permitted to pay dividends on common stock as long as the Series B and C Preferred Stock cumulative cash dividends of $10 per preferred share per year are current. During the year ended December 31, 2001 net earnings applicable to common shares included a charge of $5.6 million for dividends provided on the Series B Preferred Stock and Series C Preferred Stock of which $.6 million represents cash dividends paid by the Company (and for which the company is current) and $5.0 million represents potential dilution due to conversion.

     Treasury Stock. During the year ended May 31, 2000, the Company purchased 100,000 shares of common stock from a former officer for $0.8 million and the Company purchased in open market transactions 150,000 shares of common stock for an aggregate purchase price of $1.0 million. 11,000 shares of common stock were repurchased by the Company in open market transactions during the seven months ended December 31, 2000. In October 2001 the Company's Board of Directors authorized the repurchase of up to 1,000,000 shares of common stock in the open market and privately negotiated transactions at such prices and at such times as management deems appropriate. As of December 31, 2001, the Company had repurchased 461,900 shares of common stock under this repurchase program for a total purchase price of $3.6 million and

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES
at an average price of $7.78 per share. Under a prior repurchase program, the Company had repurchased 37,898 shares of common stock during 2001, for a purchase price of $0.4 million. At December 31, 2001, the Company owned 743,298 shares of treasury stock.

     Stock Option Plans. The Company has adopted an employee stock option plan for eligible employees which provides for the granting of options to purchase a maximum of 9,700,000 shares of common stock. The Company has also adopted a directors stock option plan which provides for the granting of options to purchase a maximum of 700,000 shares of common stock by non-employee directors. At December 31, 2001, 1,447,108 shares remained available for issuance pursuant to these plans.

     Transactions under the stock option plans are summarized as follows:

                                     OPTION PRICE                               AVAILABLE FOR
                                       PER SHARE      OUTSTANDING    VESTED         GRANT
                                    ---------------   -----------   ---------   -------------
May 31, 1998......................     2.03 - 30.38    4,168,246    1,051,743       723,204
  Increase in shares authorized...               --           --           --     1,800,000
  Granted.........................     6.38 - 24.50    2,449,732           --    (2,449,732)
  Vested..........................               --           --      513,563            --
  Exercised.......................     2.03 - 16.88      (39,700)     (39,700)           --
  Canceled/forfeited..............     9.38 - 30.38   (2,027,815)          --     2,027,815
                                    ---------------   ----------    ---------    ----------
May 31, 1999......................     2.03 - 30.00    4,550,463    1,525,606     2,101,287
  Granted.........................     5.25 - 10.00    1,975,790           --    (1,975,790)
  Vested..........................               --           --      750,707            --
  Exercised.......................      2.03 - 8.19       (8,200)      (8,200)           --
  Canceled/forfeited..............     3.50 - 30.00   (1,279,701)     (47,165)    1,279,701
                                    ---------------   ----------    ---------    ----------
May 31, 2000......................     2.03 - 30.00    5,238,352    2,220,948     1,405,198
  Increase in shares authorized...               --           --           --     1,200,000
  Granted.........................      7.69 - 9.44      592,840           --      (592,840)
  Vested..........................               --           --      677,400            --
  Exercised.......................      2.03 - 6.38      (71,500)     (71,500)           --
  Canceled/forfeited..............     5.06 - 29.82     (981,214)    (504,289)      981,214
                                    ---------------   ----------    ---------    ----------
December 31, 2000.................  $ 2.03 - $30.00    4,778,478    2,322,559     2,993,572
  Granted.........................     8.45 - 12.45      929,000           --      (929,000)
  Vested..........................               --           --      860,632            --
  Exercised.......................     2.03 - 11.00     (326,921)    (326,921)           --
  Canceled/forfeited..............     2.03 - 29.69     (519,757)    (404,508)     (617,464)
                                    ---------------   ----------    ---------    ----------
December 31, 2001.................  $ 2.03 - $30.00    4,860,800    2,451,762     1,447,108
                                    ===============   ==========    =========    ==========

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES

     Stock options outstanding at December 31, 2001 are summarized as follows:

                                             WEIGHTED                                     WEIGHTED
                                             AVERAGE         WEIGHTED                     AVERAGE
                                          EXERCISE PRICE      AVERAGE                  EXERCISE PRICE
 OPTION PRICE                             OF OUTSTANDING     REMAINING                   OF VESTED
   PER SHARE                OUTSTANDING      OPTIONS       CONTRACT LIFE    VESTED        OPTIONS
---------------             -----------   --------------   -------------   ---------   --------------
$ 2.03 - $ 3.91...........      16,725        $ 3.60            0.8           16,725       $ 3.60
  3.92 -   7.85...........   2,168,007          6.06            7.7          799,275         6.16
  7.86 -  11.77...........   1,303,000         10.40            8.0          420,625         9.36
 11.78 -  15.70...........     191,600         12.67            5.1          156,475        12.71
 15.71 -  19.63...........     417,768         17.92            4.9          393,725        17.84
 19.64 -  23.56...........     534,100         21.38            5.0          440,087        21.31
 23.57 -  27.48...........      19,400         24.61            6.3           14,650        24.60
 27.49 -  30.00...........     210,200         29.49            4.5          210,200        29.49
---------------              ---------        ------            ---        ---------       ------
$ 2.03 - $30.00...........   4,860,800        $11.26            7.0        2,451,762       $13.82
===============              =========        ======            ===        =========       ======

     The Company has elected to continue to use the intrinsic value method to account for stock-based compensation plans; however, if the Company had adopted the fair value method, net earnings (loss) applicable to common stock, basic earnings (loss) per share and diluted earnings (loss) per share for the year ended December 31, 2001, seven months ended December 31, 2000 and years ended May 31, 2000 and 1999 would have been reduced (increased) as follows (in thousands, except per share amounts):

                                                                                     YEARS ENDED MAY 31,
                                 YEAR ENDED        SEVEN MONTHS ENDED    --------------------------------------------
                              DECEMBER 31, 2001     DECEMBER 31, 2000            2000                   1999
                             -------------------   -------------------   --------------------   ---------------------
                             REPORTED   PROFORMA   REPORTED   PROFORMA   REPORTED   PROFORMA    REPORTED    PROFORMA
                             --------   --------   --------   --------   --------   ---------   ---------   ---------
Net earnings (loss)
  applicable to common
  stock....................   $3,709     $ (289)   $(13,357)  $(20,365)  $(78,520)  $ (74,926)  $(105,563)  $(112,186)
Basic earnings (loss) per
  common share.............   $ 0.07     $(0.01)   $  (0.26)  $  (0.41)  $  (1.55)  $   (1.48)  $   (2.17)  $   (2.31)
Diluted earnings (loss) per
  common share.............   $ 0.07     $(0.01)   $  (0.26)  $  (0.41)  $  (1.55)  $   (1.48)  $   (2.17)  $   (2.31)

     The weighted average fair value of options granted during the year ended December 31, 2001, seven months ended December 31, 2000 and years ended May 31, 2000 and 1999 was $4.38, $4.02, $3.06 and $4.24 respectively. The fair value of each option was determined using the Black-Scholes option valuation model. The key variables used in valuing the options were as follows: average risk-free interest rate based on 5-year Treasury bonds, an estimated option term of five years and expected stock price volatility of 41% during the year ended December 31, 2001, 49% during the seven months ended December 31, 2000, 49% and 51% during the years ended May 31, 2000 and 1999.

     Restricted Stock Plans. In 1990, the Company adopted the Input/Output, Inc. 1990 Restricted Stock Plan which provides for the award of up to 1,200,000 shares of common stock to key officers and employees with ownership vesting over a period of four years. In May 1999, a key employee with 53,000 unvested restricted shares resigned and as part of the employee's separation agreement, the Company removed all restrictions and vested all 53,000 shares. All amortization of restricted stock related to such vested shares was recognized in the year ended May 31, 1999. At December 31, 2001, there were no unvested restricted shares outstanding, and under terms of the plan, no further restricted stock can be granted.

     In January 1998, the Company adopted the Input/Output, Inc. 1998 Restricted Stock Plan which provides for the award of up to 100,000 shares of common stock to key officers and employees. Ownership of the common stock will vest over a period as determined by the Company in its sole discretion. Shares awarded

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES
may not be sold, assigned, transferred, pledged or otherwise encumbered by the grantee during the vesting period. Except for these restrictions, the grantee of an award of shares has all the rights of a common stockholder, including the right to receive dividends and the right to vote such shares. At December 31, 2001, there were 27,500 shares outstanding, 17,500 shares of which are vested, and 10,000 shares of which are scheduled to vest over a period through March 1, 2005. At December 31, 2001 there are 72,500 shares available for grant under this plan.

     In March 2000 the Company adopted the Input/Output, Inc. 2000 Restricted Stock Plan which provides for the award of up to 200,000 shares of common stock to key employees. Ownership of the common stock will vest over a period as determined by the Company in its sole discretion. Shares awarded may not be sold, assigned, transferred, pledged or otherwise encumbered by the grantee during the vesting period. Except for these restrictions, the grantee of an award of shares has all the rights of a common stockholder, including the right to receive dividends and the right to vote such shares. At December 31, 2001, the Company had 112,850 unvested shares outstanding, 0 shares of which are vested, and 112,850 shares of which are scheduled to vest over a period through June 7, 2006. At December 31, 2001 there are 87,150 shares available for grant under this plan.

     The market value of shares of common stock granted under the restricted stock plans were recorded as unamortized restricted stock compensation and reported as a separate component of stockholders' equity. The restricted stock compensation is amortized over the vesting period.

     Employee Stock Purchase Plan. In April 1997 the Company adopted the Employee Stock Purchase Plan which allows all eligible employees to authorize payroll deductions at a rate of 1% to 15% of base compensation for the purchase of our common stock. The purchase price of the common stock will be the lesser of 85% of the closing price on the first day of the applicable offering period (or most recently preceding trading day) or 85% of the closing price on the last day of the offering period (or most recently preceding trading day). Each offering period is six months and commences on January 1 and July 1 of each year. There were 102,186, 105,740, 196,849 and 177,280 shares purchased by employees during the year ended December 31, 2001, the seven months ended December 31, 2000 and years ended May 31, 2000 and 1999.

(9) ACQUISITIONS

     On January 3, 2001, the Company acquired all of the outstanding capital stock of Pelton for approximately $6 million in cash and a $3 million two-year unsecured promissory note. Pelton is based in Ponca City, Oklahoma and designs, manufactures and sells seismic vibrator control systems, vibrator positioning systems and explosive energy control systems.

     The acquisition was accounted for by the purchase method, with the purchase price allocated to the fair value of assets purchased and liabilities assumed. The allocation of the purchase price as of December 31, 2001, including related direct costs, for the acquisition of Pelton is as follows (in thousands):

Fair values of assets and liabilities
  Net current assets........................................  $ 5,266
  Property, plant and equipment.............................      373
  Intangible assets.........................................    4,969
                                                              -------
          Total allocated purchase price....................   10,608
Less non-cash consideration -- note payable.................    3,000
Less cash of acquired business..............................    2,032
                                                              -------
Cash paid for acquisition, net of cash acquired.............  $ 5,576
                                                              =======

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES

     The consolidated results of operations of the Company include the results of Pelton from the date of acquisition. Pro-forma results prior to the acquisition date were not material to the Company's consolidated results of operations.

(10) SEGMENT AND GEOGRAPHIC INFORMATION

     The Company evaluates and reviews results based on two segments, Land and Marine, to allow for increased visibility and accountability of costs and more focused customer service and product development. The Company measures segment operating results based on earnings (loss) from operations. Prior to May 31, 1999, certain information with respect to the Land and Marine Divisions was not practically attainable. A summary of segment information is as follows (in thousands):

                                                        SEVEN MONTHS
                                          YEAR ENDED       ENDED       YEARS ENDED MAY 31,
                                         DECEMBER 31,   DECEMBER 31,   -------------------
                                             2001           2000         2000       1999
                                         ------------   ------------   --------   --------
Net sales:
  Land.................................    $162,256       $ 60,590     $ 73,201   $ 96,276
  Marine...............................      49,794         17,727       48,253    101,139
                                           --------       --------     --------   --------
                                           $212,050       $ 78,317     $121,454   $197,415
                                           ========       ========     ========   ========
Gross profit (loss):
  Land.................................    $ 55,603       $ 15,930     $  6,397   $ (4,308)
  Marine...............................      20,649          3,833        8,415     (3,492)
                                           --------       --------     --------   --------
                                           $ 76,252       $ 19,763     $ 14,812   $ (7,800)
                                           ========       ========     ========   ========
Earnings (loss) from operations
  Land.................................    $ 15,631       $  1,056     $(28,254)
  Marine...............................       5,662         (4,877)     (34,466)
  Corporate............................     (13,388)        (9,285)     (22,750)
                                           --------       --------     --------
                                           $  7,905       $(13,106)    $(85,470)
                                           ========       ========     ========
Depreciation and amortization
  Land.................................    $  8,194       $  4,210     $ 10,106
  Marine...............................       3,537          2,504        7,117
  Corporate............................    $  5,804          4,774        5,612
                                           --------       --------     --------
                                           $ 17,535       $ 11,488     $ 22,835
                                           ========       ========     ========

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES

                                         DECEMBER 31,   DECEMBER 31,   MAY 31,
                                             2001           2000         2000
                                         ------------   ------------   --------
Total assets:
  Land.................................    $139,978       $116,554     $106,431
  Marine...............................      62,422         69,897       77,411
  Corporate............................     180,771        179,182      197,927
                                           --------       --------     --------
                                           $383,171       $365,633     $381,769
                                           ========       ========     ========
Total assets by geographic area:
  North America........................    $340,375       $333,603     $354,645
  Europe...............................      42,796         32,030       27,124
                                           --------       --------     --------
                                           $383,171       $365,633     $381,769
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

     A summary of net sales by geographic area follows (in thousands):

                                                        SEVEN MONTHS
                                          YEAR ENDED       ENDED       YEARS ENDED MAY 31,
                                         DECEMBER 31,   DECEMBER 31,   -------------------
                                             2001           2000         2000       1999
                                         ------------   ------------   --------   --------
United States of America...............    $ 79,115       $29,974      $ 36,946   $117,083
Middle East............................      46,189        15,835        22,156      1,835
Europe.................................      27,034        11,193        16,169     40,196
Asia...................................      25,530         6,047        19,754      6,980
Former Soviet Union....................      23,544         6,892        16,388     10,192
Other..................................      10,638         8,376        10,041     21,129
                                           --------       -------      --------   --------
                                           $212,050       $78,317      $121,454   $197,415
                                           ========       =======      ========   ========

     Net sales are attributed to individual countries on the basis of the ultimate destination of the equipment, if known; if the ultimate destination is not known, it is based on the geographical location of initial shipment. Net sales to individual customers representing 10% or more of net sales were as follows:

                                                                SEVEN MONTHS   YEARS ENDED
                                                  YEAR ENDED       ENDED         MAY 31,
                                                 DECEMBER 31,   DECEMBER 31,   -----------
CUSTOMER                                             2001           2000       2000   1999
--------                                         ------------   ------------   ----   ----
A..............................................      37%            37%        29%    38%
B..............................................       8%             4%         4%     3%
C..............................................       6%            23%        12%     6%
D..............................................       2%             2%        11%     2%
E..............................................       0%             0%         0%    11%

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES

(11) INCOME TAXES

                                                         SEVEN MONTHS
                                           YEAR ENDED       ENDED       YEARS ENDED MAY 31,
                                          DECEMBER 31,   DECEMBER 31,   --------------------
                                              2001           2000         2000       1999
                                          ------------   ------------   --------   ---------
Components of income taxes follows (in
  thousands):
  Federal...............................    $(1,116)        $   --      $    --    $ (9,279)
  Foreign...............................      4,917            877        1,583       1,769
  State and local.......................        303            455          865       1,524
  Deferred..............................       (976)            --       (8,545)    (43,691)
                                            -------         ------      -------    --------
  Total income tax (benefit) expense....    $ 3,128         $1,332      $(6,097)   $(49,677)
                                            =======         ======      =======    ========

     A reconciliation of the expected income tax (benefit) expense on earnings
(loss) before income taxes using the statutory Federal income tax rate of 35% for the year ended December 31, 2001, seven months ended December 31, 2000 and years ended May 31, 2000 and 1999, to the income taxes reported herein is as follows (in thousands):

                                                        SEVEN MONTHS
                                          YEAR ENDED       ENDED       YEARS ENDED MAY 31,
                                         DECEMBER 31,   DECEMBER 31,   -------------------
                                             2001           2000         2000       1999
                                         ------------   ------------   --------   --------
Expected income tax (benefit) expense
  at 35%...............................     $4,365        $(3,141)     $(28,022)  $(54,334)
Foreign taxes, net.....................      1,729            467           685        989
State and local taxes..................        197            296           556        991
Deferred tax asset valuation allowance
  and provision for other
  liabilities..........................     (3,991)         3,134        19,632      2,421
Nondeductible amortization.............        979            610           919      1,254
Other..................................       (151)           (34)          133       (998)
                                            ------        -------      --------   --------
          Total income tax (benefit)
            expense....................     $3,128        $ 1,332      $ (6,097)  $(49,677)
                                            ======        =======      ========   ========

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES

     The tax effects of the cumulative temporary differences resulting in the net deferred income tax asset (liability) is as follows (in thousands):

                                                    DECEMBER 31,   DECEMBER 31,   MAY 31,
                                                        2001           2000         2000
                                                    ------------   ------------   --------
Current deferred:
  Deferred income tax assets:
     Accrued expenses.............................    $  3,185       $  2,056     $  2,115
     Allowance accounts...........................      11,370          9,497       10,798
     Inventory....................................         528            528          546
                                                      --------       --------     --------
          Total current deferred income tax
            asset.................................    $ 15,083       $ 12,081     $ 13,459
                                                      ========       ========     ========
Noncurrent deferred:
  Deferred income tax assets:
     Basis in identified intangibles..............       8,838         12,565       11,941
     Net operating loss carryforward..............      41,970         51,226       47,862
     Basis in property, plant and equipment.......         419             --           --
     Basis in research and development............       4,279             --           --
     Foreign tax credit carryforward..............          --          4,222        3,812
     Alternative minimum tax credit...............       1,336          1,336        1,336
     Other........................................         931          1,274        1,274
                                                      --------       --------     --------
          Total deferred income tax asset.........      57,773         70,623       66,225
          Valuation allowance.....................     (12,864)       (16,855)     (16,855)
                                                      --------       --------     --------
          Net noncurrent deferred income tax
            asset.................................      44,909         53,768       49,370
                                                      --------       --------     --------
  Deferred income tax liabilities:
     Basis in property, plant and equipment.......          --         (2,665)      (2,779)
     Other liabilities............................      (4,164)        (8,332)      (5,198)
                                                      --------       --------     --------
          Total deferred income tax liability.....      (4,164)       (10,997)      (7,977)
                                                      --------       --------     --------
          Net noncurrent deferred income tax
            asset.................................    $ 40,745       $ 42,771     $ 41,393
                                                      ========       ========     ========

     In assessing the realizability of deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets become deductible. The Company considers the scheduled reversal of deferred income tax liabilities and projected future taxable income in making this assessment. In order to fully realize the deferred income tax assets, the Company will need to generate future taxable income of approximately $120 million over the next 19 years. Although the Company experienced significant losses in fiscal years 2000 and 1999, taxable income for the years 1996 through 1998 aggregated approximately $128 million. Regardless, the ultimate realization of the net deferred tax assets, prior to the expiration of the net operating loss carry-forward in the next 17-19 years, will require a return to sustained profitability.

     A tax valuation allowance was established due to the uncertainty of realizing certain net operating loss carry-forwards. The valuation allowance of $16.9 million was established during the year ended May 31, 2000; and decreased $4.0 million during the year ended December 31, 2001 to $12.9 million. The decrease in valuation allowance was due to the write-off of deferred tax assets relating to foreign tax credits. At December 31, 2001, the Company had unreserved net operating loss carry-forwards of approximately

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES

$83 million for federal income tax purposes, which ultimately expire in 2018 through 2020 if not otherwise utilized. Other liabilities at December 31, 2001 primarily consists of reserves for various tax issues.

(12) OPERATING LEASES

     Leasee. The Company leases certain equipment, offices and warehouse space under non-cancelable operating leases. Rental expense was $1.8 million, $1.1 million, $2.2 million and $1.3 million for the year ended December 31, 2001, seven months ended December 31, 2000 and years ended May 31, 2000 and 1999, respectively.

     A summary of future rental commitments under non-cancelable operating leases is as follows (in thousands):

YEARS ENDED DECEMBER 31,
------------------------
2002........................................................  $2,706
2003........................................................   2,412
2004........................................................   1,907
2005........................................................     441
2006........................................................     280
2007 and thereafter.........................................     213
                                                              ------
                                                              $7,959
                                                              ======

     Lessor. The Company leases seismic equipment to customers under short-term operating leases of less than one year. The Company also leases under-utilized facilities under various lease and sub-lease agreements. A summary of lease revenues is as follows (in thousands):

                                                                SEVEN
                                                                MONTHS       YEARS ENDED
                                               YEAR ENDED       ENDED          MAY 31,
                                              DECEMBER 31,   DECEMBER 31,   -------------
                                                  2001           2000        2000    1999
                                              ------------   ------------   ------   ----
Equipment rental............................     $3,749         $2,195      $3,184   $673
Facility rental.............................        736            529         205    187
                                                 ------         ------      ------   ----
          Total rentals.....................     $4,485         $2,724      $3,389   $860
                                                 ======         ======      ======   ====

(13) BENEFIT PLANS

     401(k). The Company has a 401(k) retirement savings plan which covers substantially all employees. Employees may voluntarily contribute up to 15% of their compensation, as defined, to the plan. The Company, effective June 1, 2000, adopted a company matching contribution to the 401(k) plan. The Company matches the employee contribution at a rate of 50% of the first 6% of compensation contributed to the plan. Company contributions to the plan were $0.7 million, $0.4 million, $0 and $1.7 million during the year ended December 31, 2001, seven months ended December 31, 2000 and years ended May 31, 2000 and 1999, respectively.

     Supplemental executive retirement plan. The Company has a non-qualified, supplemental executive retirement ("SERP") plan. The SERP Plan provides for certain compensation to become payable on the participants' death, retirement or total disability as set forth in the plan. Assets of this plan consist of the cash surrender value of life insurance policies. The consolidated financial statements include pension expense (benefit) of $0, $0, $(0.5) million, and $0.1 million for the year ended December 31, 2001 and the seven

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES
months ended December 31, 2000 and years ended May 31, 2000 and 1999, respectively. All benefits under this plan have previously been frozen.

     Directors Plan. The Company has also adopted a non-qualified, unfunded outside directors retirement plan. The plan provides for certain compensation to become payable on the participants' death, retirement or total disability as set forth in the plan. The consolidated financial statements include pension expense of $0 million, $0.1 million, $0.1 million, and $0.1 million, for the year ended December 31, 2001, the seven months ended December 31, 2000 and years ended May 31, 2000 and 1999, respectively. All benefits under this plan have previously been frozen.

(14) SELECTED QUARTERLY INFORMATION -- (UNAUDITED)

     A summary of selected quarterly information is as follows (in thousands, except per share amounts):

                                                             THREE MONTHS ENDED
                                               -----------------------------------------------
YEAR ENDED DECEMBER 31, 2001                   MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
----------------------------                   --------   -------   ------------   -----------
Net sales....................................  $42,409    $59,868     $58,647        $51,126
Gross profit.................................   16,710     21,010      18,536         19,996
Earnings (loss) from operations..............     (175)     3,949       2,252          1,879
Interest expense.............................     (207)      (383)        (55)           (50)
Interest and other income....................    1,598        788       1,546          1,327
Income tax expense (benefit).................    1,026      1,370        (352)         1,084
Net earnings (loss) applicable to common
  shares.....................................  $(1,200)   $ 1,589     $ 2,679        $   641
                                               =======    =======     =======        =======
Basic earnings (loss) per share..............  $ (0.02)   $  0.03     $  0.05        $  0.01
                                               =======    =======     =======        =======
Diluted earnings (loss) per share............  $ (0.02)   $  0.03     $  0.05        $  0.01
                                               =======    =======     =======        =======

                                                             THREE MONTHS   THREE MONTHS
                                                                ENDED          ENDED
TRANSITION PERIOD 2000                                        AUGUST 31     NOVEMBER 30
----------------------                                       ------------   ------------
Net sales..................................................    $27,141        $40,880
Gross profit...............................................      6,361         12,105
Loss from operations.......................................     (6,802)        (2,781)
Interest expense...........................................       (261)          (259)
Interest and other income..................................      1,471          2,240
Income tax expense.........................................        667          1,507
Net loss...................................................    $(7,474)       $(3,682)
                                                               =======        =======
Basic loss per share.......................................    $ (0.15)       $ (0.07)
                                                               =======        =======
Diluted loss per share.....................................    $ (0.15)       $ (0.07)
                                                               =======        =======

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES

                                                         THREE MONTHS ENDED
                                          -------------------------------------------------
YEAR ENDED MAY 31, 2000                   AUGUST 31   NOVEMBER 30   FEBRUARY 29*   MAY 31*
-----------------------                   ---------   -----------   ------------   --------
Net sales...............................  $ 29,979      $24,438       $33,424      $ 33,613
Gross profit (loss).....................     5,985        5,273          (389)        3,943
Loss from operations....................   (12,938)      (9,792)       (9,814)      (52,926)
Interest expense........................      (212)        (202)         (197)         (215)
Interest and other income...............     1,034        1,220         1,761         2,221
Income tax expense (benefit)............    (3,877)      (2,389)          168             1
Net loss................................  $ (9,320)     $(7,528)      $(9,574)     $(52,098)
                                          ========      =======       =======      ========
Basic loss per share....................  $  (0.18)     $ (0.15)      $ (0.19)     $  (1.03)
                                          ========      =======       =======      ========
Diluted loss per share..................  $  (0.18)     $ (0.15)      $ (0.19)     $  (1.03)
                                          ========      =======       =======      ========

                                                         THREE MONTHS ENDED
                                         --------------------------------------------------
YEAR ENDED MAY 31, 1999                  AUGUST 31*   NOVEMBER 30   FEBRUARY 28*   MAY 31*
-----------------------                  ----------   -----------   ------------   --------
Net sales..............................   $66,995       $73,918       $ 37,755     $ 18,747
Gross profit (loss)....................    21,963        27,982        (45,894)     (11,851)
Earnings (loss) from operations........       745         3,642        (95,368)     (70,973)
Interest expense.......................      (242)         (217)          (229)        (209)
Interest and other income..............     2,843         2,122          1,824          822
Income tax expense (benefit)...........     1,071         1,775        (32,553)     (19,970)
Net earnings (loss)....................   $ 2,275       $ 3,772       $(61,220)    $(50,390)
                                          =======       =======       ========     ========
Basic earnings (loss) per share........   $  0.05       $  0.08       $  (1.21)    $  (1.00)
                                          =======       =======       ========     ========
Diluted earnings (loss ) per share.....   $  0.05       $  0.08       $  (1.21)    $  (1.00)
                                          =======       =======       ========     ========

---------------

* See Note 15 concerning charges occurring during the years ended May 31, 2000 and 1999.

(15) SIGNIFICANT CHARGES AND RECOVERIES

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

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES

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

     Pre-tax charges and recoveries of $0.3 million, net, were recorded in the third quarter of the year ended May 31, 2000 and included $8.7 million of inventory charges (included in cost of sales) related to a decision to commercialize VectorSeis digital sensor products having higher technical standards than the products previously produced. The Company had previously determined to commercialize these earlier VectorSeis products which subsequently were proven not to be commercially feasible based on data gathered from trial surveys, the anticipated longer-term market recovery for new seismic instrumentation and given current and expected market conditions. Other charges were $2.4 million of bad debt expense (included in general and administrative expense); $1.3 million of charges related to the employee reduction in workforce worldwide (included in general and administrative expense); and $0.7 million of charges related to legal settlements (included in cost of sales -- $0.3 million, and in general and administrative expense -- $0.4 million). These charges were offset in part by $12.8 million of recoveries attributable to a more favorable than anticipated resolution of a customer's bankruptcy settlement, consisting of a $10.2 million reduction in allowance for loan loss (recorded as a reduction to general and administrative expense) and a $2.6 million reversal of warranty reserves based on the bankruptcy settlement (recorded as a reduction to cost of sales).

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

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES

     No significant charges were reported during the year ended December 31, 2001 and the seven months ended December 31, 2000 and cash related accruals have been substantially paid as of December 31, 2001. The table below summarizes the significant pre-tax charges during the periods presented (in thousands):

                                                          LONG-LIVED   WARRANTY   PERSONNEL/
                                 INVENTORY   RECEIVABLE     ASSET      PRODUCT     FACILITY
                                  RELATED     RELATED      RELATED     RELATED    AND OTHER
                                  CHARGES     CHARGES      CHARGES     CHARGES     CHARGES      TOTAL
                                 ---------   ----------   ----------   --------   ----------   --------
Charges for year ended May 31,
  1999 by business segment:
  Marine.......................   $30,986     $ 18,298     $   729     $17,025     $   775     $ 67,813
  Land.........................    25,978       21,034      12,539       2,975       2,787       65,313
  Corporate....................     1,136          568       1,232          --       2,938        5,874
                                  -------     --------     -------     -------     -------     --------
                                  $58,100     $ 39,900     $14,500     $20,000     $ 6,500     $139,000
                                  =======     ========     =======     =======     =======     ========
Charges for year ended May 31,
  1999 by category:
  Cost of sales................   $57,000     $     --     $    --     $20,000     $    --     $ 77,000
  General and administrative...        --       39,900       6,800          --       6,500       53,200
  Research and development.....     1,100           --          --          --          --        1,100
  Amortization and impairment
     of intangibles............        --           --       7,700          --          --        7,700
                                  -------     --------     -------     -------     -------     --------
                                  $58,100     $ 39,900     $14,500     $20,000     $ 6,500     $139,000
                                  =======     ========     =======     =======     =======     ========
Charges for year ended May 31,
  2000 by business segment:
  Marine.......................   $ 3,607     $  2,400     $25,200     $ 1,993     $ 1,700     $ 34,900
  Land.........................     8,700        3,600       7,100          --       1,400       20,800
  Corporate....................        --           --          --          --       7,900        7,900
                                  -------     --------     -------     -------     -------     --------
                                  $12,307     $  6,000     $32,300     $ 1,993     $11,000     $ 63,600
                                  =======     ========     =======     =======     =======     ========
Adjustments to prior year
  during year ended May 31,
  2000.........................   $    --     $(10,200)    $    --     $(2,600)    $    --     $(12,800)
Charges for year ended May 31,
  2000 by category:
  Cost of sales................    12,307           --          --       1,993         300       14,600
  General and administrative...        --        6,000         700          --      10,700       17,400
  Amortization and impairment
     of intangibles............        --           --      31,600          --          --       31,600
                                  -------     --------     -------     -------     -------     --------
                                  $12,307     $ (4,200)    $32,300     $  (607)    $11,000     $ 50,800
                                  =======     ========     =======     =======     =======     ========

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

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES

(17) RELATED PARTIES

     In connection with the acquisition of DigiCourse in November 1998, the Company entered into a service agreement under which Laitram agreed to provide accounting, software, manufacturing and maintenance services. The service agreement expired September 30, 2001 and Laitram now charges the company on an invoice basis. The Company's chairman of the board is the chairman and a principal stockholder of Laitram. The Company paid Laitram an aggregate $1.4 million, $0.8 million, $1.5 million and $2.7 million under the services agreement for the year ended December 31, 2001, seven months ended December 31, 2000 and years ended May 31, 2000 and 1999, respectively.

     A former director and former company officer assisted in the collection efforts of certain accounts and notes receivable. In return, he was paid a commission on actual amounts collected. Commissions earned amounted to $0, $0.1 million, $0.5 million and $0 for the year ended December 31, 2001, seven months ended December 31, 2000 and years ended May 31, 2000 and 1999, respectively.

     The Company has guaranteed $0.2 million of bank indebtedness for one officer related to the open market purchases of the Company's common stock. The share purchases were made in conjunction with shares issued in May 2000 under the Input/Output, Inc. 2000 Restricted Stock Plan. The outstanding loan balance at December 31, 2001 was $0.2 million.

                                  SCHEDULE II

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

                                                    BALANCE AT   CHARGED TO
                                                    BEGINNING    COSTS AND                 BALANCE AT
YEAR ENDED MAY 31, 1999                              OF YEAR      EXPENSES    DEDUCTIONS   END OF YEAR
-----------------------                             ----------   ----------   ----------   -----------
                                                                      (IN THOUSANDS)
Allowance for doubtful accounts...................    $3,137      $17,780      $     1       $20,916
Reserves for excess and obsolete inventory........     4,949       58,848       47,550        16,247
Warranty..........................................     4,245       19,280        9,650        13,875

                                       BALANCE AT   CHARGED TO
                                       BEGINNING    COSTS AND                              BALANCE AT
YEAR ENDED MAY 31, 2000                 OF YEAR      EXPENSES     DEDUCTIONS    OTHER      END OF YEAR
-----------------------                ----------   ----------    ----------   --------    -----------
                                                        (IN THOUSANDS)
Allowance for doubtful accounts......   $20,916      $(1,107)(1)   $ 6,003     $(12,240)(3)   $ 1,566
Reserves for excess and obsolete
  inventory..........................    16,247       16,360        17,616           --       14,991
Warranty.............................    13,875       (1,731)(2)     5,674           --        6,470

                                                     BALANCE AT   CHARGED TO                BALANCE AT
                                                     BEGINNING    COSTS AND                   END OF
SEVEN MONTHS ENDED DECEMBER 31, 2000                 OF PERIOD     EXPENSES    DEDUCTIONS     PERIOD
------------------------------------                 ----------   ----------   ----------   ----------
                                                                      (IN THOUSANDS)
Allowance for doubtful accounts....................   $ 1,566       $   54       $   49      $ 1,571
Reserves for excess and obsolete inventory.........    14,991        1,599        2,549       14,041
Warranty...........................................     6,470        2,267        2,435        6,302

                                                    BALANCE AT   CHARGED TO
                                                    BEGINNING    COSTS AND                 BALANCE AT
YEAR ENDED DECEMBER 31, 2001                         OF YEAR      EXPENSES    DEDUCTIONS   END OF YEAR
----------------------------                        ----------   ----------   ----------   -----------
                                                                      (IN THOUSANDS)
Allowance for doubtful accounts...................   $ 1,571       $  269       $   88       $ 1,752
Reserves for excess and obsolete inventory........    14,041        3,618        3,308        14,351
Warranty..........................................     6,302        2,132        3,765         4,669

---------------

(1) Includes recoveries of $2.1 million.

(2) Includes reversal of $2.6 million based on bankruptcy settlement of a customer.

(3) Represents transfer to loan loss allowance as a result of conversion of trade receivable to a note receivable.

                               INDEX TO EXHIBITS

     3.1     --  Amended and Restated Certificate of Incorporation filed as
                 Exhibit 3.1 to the Company's Transition Report on Form 10-K
                 for the seven months ended December 31, 2000, and
                 incorporated herein by reference.
     3.2     --  Certificate of Amendment to the Amended and Restated
                 Certificate of Incorporation, dated October 11, 1996, filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K
                 for the fiscal year ended May 31, 1997, and incorporated
                 herein by reference.
     3.3     --  Amended and Restated Bylaws filed as Exhibit 4.3 to the
                 Company's Current Report or Form 8-K filed with the
                 Securities and Exchange Commission on March 8, 2002, and
                 incorporated herein by reference.
     4.1     --  Form of Certificate of Designation, Preferences and Rights
                 of Series A Preferred Stock of Input/Output, Inc., filed as
                 Exhibit 2 to the Company's Registration Statement on Form
                 8-A dated January 27, 1997, (attached as Exhibit 1 to the
                 Rights Agreement referenced in Exhibit 10.6) and
                 incorporated herein by reference.
     4.2     --  Form of Certificate of Designation, Preferences and Rights
                 of Series B Preferred Stock of Input/ Output, Inc., filed as
                 Exhibit 4.1 to the Company's Form 8-K dated April 21, 1999, and incorporated herein by reference.
     4.3     --  Form of Certificate of Designation, Preferences and Rights
                 of Series C Preferred Stock of Input/ Output, Inc., filed as
                 Exhibit 4.2 to the Company's Form 10-K for the fiscal year ended May 31, 1999, and incorporated herein by reference.
    10.1     --  Royalty Agreement, dated November 6, 1992, between I/O
                 Sensors, Inc., Triton and Triton Technologies, Inc., filed as exhibit 10.2 to the Company's 10-K for fiscal year ended
                 May 31, 1999, and incorporated herein by reference.
  **10.2     --  Amended and Restated 1990 Stock Option Plan, filed as
                 Exhibit 4.2 to the Company's Registration Statement on Form
                 S-8 (Registration No. 333-80299), filed with the Securities and Exchange Commission on June 9, 1999, and incorporated
                 herein by reference.
    10.3     --  Lease Agreement dated as of August 20, 2001, between NL
                 Ventures III Stafford L.P. and Input/Output, Inc. filed as
                 Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q
                 for the quarter ended September 30, 2001 and incorporated
                 herein by reference.
  **10.4     --  Amended Directors Retirement Plan, filed as Exhibit 10.7 to the Company's Annual Report on form 10-K for the fiscal year ended May 31, 1997, and incorporated herein by reference.
  **10.5     --  Input/Output, Inc. Amended and Restated 1996 Non-Employee
                 Director Stock Option Plan, filed as Exhibit 4.3 to the
                 Company's Registration Statement on Form S-8 (Registration
                 No. 333-80299), filed with the Securities and Exchange
                 Commission on June 9, 1999, and incorporated herein by
                 reference.
    10.6     --  Rights Agreement, dated as of January 17, 1997, by and between Input/Output, Inc. and Harris Trust and Savings
                 Bank, as Rights Agent, including exhibits thereto, filed as
                 Exhibit 4 to the Company's Form 8-A dated January 27, 1997, and incorporated herein by reference.
  **10.7     --  Input/Output, Inc. Employee Stock Purchase Plan, filed as
                 Exhibit 4.4 to the Company's Registration Statement on Form
                 S-8 (Registration No. 333-24125) filed with the Securities and Exchange Commission on March 18, 1997, and incorporated herein by reference.
    10.8     --  Purchase Agreement by and between the Company and SCF-IV,
                 L.P. dated April 21, 1999, filed as Exhibit 10.1 to the
                 Company's Form 8-K dated April 21, 1999, and incorporated
                 herein by reference.
    10.9     --  Registration Rights Agreement by and between the Company and
                 SCF-IV, L.P. dated May 7, 1999, filed as Exhibit 10.2 to the
                 Company's Form 8-K dated April 21, 1999, and incorporated
                 herein by reference.
    10.10    --  First Amendment to Rights Agreement by and between the
                 Company and Harris Trust and Savings Bank as Rights Agent,
                 dated April 21, 1999, filed as Exhibit 10.3 to the Company's
                 Form 8-K dated April 21, 1999, and incorporated herein by
                 reference.
    10.11    --  Registration Rights Agreement by and among the Company and
                 The Laitram Corporation, dated November 16, 1998, filed as
                 Exhibit 99.2 to the Company's Form 8-K dated November 16,
                 1998, and incorporated herein by reference.

  **10.12    --  Input/Output, Inc. 1998 Restricted Stock Plan, filed as
                 Exhibit 4.7 to the Company's Registration Statement on Form
                 S-8 (Registration No. 333-80297), filed with the Securities and Exchange Commission on June 9, 1999, and incorporated
                 herein by reference.
* **10.13    --  Form of Change in Control Agreement.
* **10.14    --  Input/Output, Inc. Non-qualified Deferred Compensation Plan.
  **10.15    --  Amendment No. 1 to the Input/Output, Inc. Amended and
                 Restated 1996 Non-Employee Director Stock Option Plan, dated
                 September 13, 1999, filed as Exhibit 10.4 to the Company's
                 Quarterly Report on Form 10-Q for the fiscal quarter ended
                 August 31, 1999, and incorporated herein by reference.
  **10.16    --  Employment Agreement by and between the Company and Timothy
                 J. Probert dated effective as of March 1, 2000 filed as
                 Exhibit 10.44 to the Company's Annual Report on Form 10-K
                 for the fiscal year ended May 31, 2000, and incorporated
                 herein by reference.
  **10.17    --  Input/Output, Inc. 2000 Restricted Stock Plan, effective as of March 13, 2000 filed as Exhibit 10.27 to the Company's
                 Annual Report on Form 10-K for the fiscal year ended May 31,
                 2000, and incorporated herein by reference.
  **10.18    --  Input/Output, Inc. 2000 Long-Term Stock Plan, filed as
                 Exhibit 4.7 to the Company's Registration Statement on Form
                 S-8 (No. 333-49382) dated November 6, 2000 and incorpo-
                 rated by reference herein.
* **10.19    --  Separation Agreement and General Release between
                 Input/Output, Inc. and Rex Reavis dated August 10, 2001.
* **10.20    --  Consulting Agreement between Input/Output, Inc. and Rex
                 Reavis dated August 10, 2001.
   *21.1     --  Subsidiaries of the Company.
   *23.1     --  Consent of PricewaterhouseCoopers LLP.
   *23.2     --  Consent of KPMG LLP.
   *24.1     --  The Power of Attorney is set forth on the signature page hereof.

---------------

 * Filed herewith.

** Management contract or compensatory plan or arrangement.