Form 10-Q/A
period 2001-09-30
INPUT OUTPUT INC
filed 2002-05-09
CIK 866609

================================================================================

                                   FORM 10-Q/A

                         (AMENDMENT NO. 1 TO FORM 10-Q)


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


                         COMMISSION FILE NUMBER 1-13402


                               INPUT/OUTPUT, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                   DELAWARE                                   22-2286646
      (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                      Identification No.)


    12300 PARC CREST DR., STAFFORD, TEXAS                        77477
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

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-Q/A
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001



                                                                                                              PAGE
                                                                                                              ----
                PART I.       Financial Information

                Item 1.       Financial Statements

                              Consolidated Balance Sheets
                              September 30, 2001 (Restated) and December 31, 2000...............................4

                              Consolidated Statements of Operations
                              Three and nine months ended September
                              30, 2001 and September 30, 2000...................................................5

                              Consolidated Statements of Cash Flows
                              Nine months ended September 30, 2001 (Restated) and
                              September 30, 2000................................................................6

                              Notes to Unaudited Consolidated Financial Statements..............................7

                Item 2.       Management's Discussion and Analysis of Results of
                              Operations and Financial Condition...............................................12

                Item 3.       Quantitative and Qualitative Disclosures about Market Risk.......................20


                PART II.      Other Information.

                Item 6.       Exhibits and Reports on Form 8-K.................................................20

PRELIMINARY NOTE:

This Form 10-Q/A is being filed to reflect the restatement of certain previously reported information as more fully described in Note 12 of Notes to Unaudited Consolidated Financial Statements contained herein. Portions of Part 1 - Item 1
- "Financial Statements" and Part I - Item 2 - "Management's Discussion and Analysis of Results of Operations and Financial Condition" have been amended to reflect the restatement. The remaining information in this amended Form 10-Q has not been updated to reflect any changes in information that may have occurred subsequent to the date of the reporting period to which the Form 10-Q relates.

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                      RESTATED
                                  ASSETS                            SEPTEMBER 30,
CURRENT ASSETS:                                                          2001          DECEMBER 31,
                                                                      (UNAUDITED)          2000
                                                                    -------------      ------------
   Cash and cash equivalents ...................................     $     96,060      $     92,376
   Restricted cash .............................................              249             1,115
   Accounts receivable, net ....................................           57,864            30,920
   Current portion notes receivable, net .......................            2,628             7,889
   Inventories .................................................           76,066            67,646
   Deferred income tax asset ...................................           12,785            12,081
   Prepaid expenses ............................................            2,011             2,217
                                                                     ------------      ------------
           Total current assets ................................          247,663           214,244
Long-term notes receivable .....................................            5,895             6,150
Deferred income tax asset ......................................           42,440            42,771
Property, plant and equipment, net .............................           42,522            51,267
Goodwill, net ..................................................           46,132            47,098
Other assets, net ..............................................            7,661             4,103
                                                                     ------------      ------------
           Total assets ........................................     $    392,313      $    365,633
                                                                     ============      ============

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt ........................     $      2,565      $      1,207
   Accounts payable ............................................           14,418             8,283
   Accrued expenses ............................................           20,088            23,388
                                                                     ------------      ------------
           Total current liabilities ...........................           37,071            32,878
Long-term debt, net of current maturities ......................           20,402             7,077
Other long-term liabilities ....................................              680               275

Stockholders' equity:
   Cumulative convertible preferred stock, $0.01 par value;
     authorized 5,000,000 shares; issued and outstanding
     55,000 shares at the end of both periods (liquidation
     value of $55 million) .....................................                1                 1
   Common stock, $0.01 par value; authorized 100,000,000 shares;
     outstanding 51,322,067 shares and 50,936,420 shares,
     respectively ..............................................              516               512
   Additional paid-in capital ..................................          358,802           352,294
   Accumulated deficit .........................................          (16,354)          (19,422)
   Accumulated other comprehensive loss ........................           (5,928)           (5,353)
   Treasury stock, at cost, 281,398 shares and 243,500 shares,
     respectively ..............................................           (2,162)           (1,737)
   Unamortized restricted stock compensation ...................             (715)             (892)
                                                                     ------------      ------------
      Total stockholders' equity ...............................          334,160           325,403
                                                                     ------------      ------------
           Total liabilities and stockholders' equity ..........     $    392,313      $    365,633
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

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)



                                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                           SEPTEMBER 30,                      SEPTEMBER 30,
                                                   ------------------------------      ------------------------------
                                                       2001             2000              2001                2000
                                                   ------------      ------------      ------------      ------------
Net sales ....................................     $     58,647      $     30,355      $    160,924      $     97,020
Cost of sales ................................           40,111            23,129           104,668            87,605
                                                   ------------      ------------      ------------      ------------
         Gross profit ........................           18,536             7,226            56,256             9,415
                                                   ------------      ------------      ------------      ------------

Operating expenses:
   Research and development ..................            6,699             6,246            21,895            20,578
   Marketing and sales .......................            3,869             2,413            10,688             7,753
   General and administrative ................            4,491             3,293            14,101            13,967
   Amortization and impairment of
      intangibles ............................            1,225               910             3,546            36,566
                                                   ------------      ------------      ------------      ------------
          Total operating expenses ...........           16,284            12,862            50,230            78,864
                                                   ------------      ------------      ------------      ------------

Earnings (loss) from operations ..............            2,252            (5,636)            6,026           (69,449)

Interest expense .............................              (55)             (288)             (645)             (695)
Interest income ..............................            1,388             1,587             3,874             4,052
Other income .................................              158               141                58             1,634
                                                   ------------      ------------      ------------      ------------
Earnings (loss) before income taxes ..........            3,743            (4,196)            9,313           (64,458)
Income tax (benefit) expense .................             (352)            2,970             2,044             5,126
                                                   ------------      ------------      ------------      ------------
Net earnings (loss) ..........................            4,095            (7,166)            7,269           (69,584)
Preferred dividend ...........................            1,416             1,279             4,201             3,617
                                                   ------------      ------------      ------------      ------------
Net earnings (loss) applicable to
   common shares .............................     $      2,679      $     (8,445)     $      3,068      $    (73,201)
                                                   ============      ============      ============      ============

Basic earnings (loss) per common share .......     $       0.05      $      (0.17)     $       0.06      $      (1.44)
                                                   ============      ============      ============      ============
Weighted average number of
   common shares outstanding .................       51,319,419        50,918,674        51,179,516        50,823,408
                                                   ============      ============      ============      ============

Diluted earnings (loss) per common share .....     $       0.05      $      (0.17)     $       0.06      $      (1.44)
                                                   ============      ============      ============      ============
Weighted average number of  diluted
   common shares outstanding .................       52,413,427        50,918,674        52,444,450        50,823,408
                                                   ============      ============      ============      ============

   See accompanying notes to unaudited consolidated financial statements and accompanying independent accountants' review report.

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                (UNAUDITED)
                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                     --------------------------------
                                                                          2001
                                                                       (RESTATED)            2000
                                                                     -------------      -------------
Cash flows from operating activities:
     Net earnings (loss) .......................................     $       7,269      $     (69,584)

Adjustments to reconcile net earnings (loss) to net cash
    provided by operating activities:
     Depreciation and amortization .............................            13,123             16,818
     Amortization of restricted stock and other
      stock compensation .......................................               177               (805)
     Impairment or loss on disposal of fixed assets ............                --              4,143
     Bad debt collections and loan losses ......................              (514)            (4,552)
     Deferred income tax .......................................              (385)            (2,196)
     Inventory obsolescence ....................................                --              8,700
     Impairment of intangibles and other assets ................                --             31,596

Changes in assets and liabilities, net of above provisions:
     Accounts and notes receivable .............................           (18,682)              (233)
     Inventories ...............................................            (5,767)            14,714
     Leased equipment ..........................................             4,384                 --
     Accounts payable and accrued expenses .....................             3,493               (943)
     Income taxes payable (receivable) .........................            (1,842)             3,588
     Other assets and liabilities ..............................               351                838
                                                                     -------------      -------------
           Net cash provided by operating activities ...........             1,607              2,084
                                                                     -------------      -------------

Cash flows from investing activities:
     Purchase of property, plant and equipment .................            (4,646)            (2,621)
     Cash paid for acquisitions, net of cash acquired ..........            (5,191)                --
                                                                     -------------      -------------
           Net cash used in investing activities ...............            (9,837)            (2,621)
                                                                     -------------      -------------

Cash flows from financing activities:
     Proceeds from issuance of debt ............................            18,837
     Payments on long-term debt ................................            (8,842)              (828)
     Payments of preferred dividends ...........................              (413)              (413)
     Proceeds from exercise of stock options ...................             1,956              1,747
     Proceeds from issuance of common stock to Employee
       Stock Purchase Plan .....................................               768                 --
     Purchase of treasury stock ................................              (425)               317
                                                                     -------------      -------------
           Net cash provided by financing activities ...........            11,881                823
                                                                     -------------      -------------

     Effect of change in foreign currency exchange
        rates on cash and cash equivalents .....................                33              1,751
                                                                     -------------      -------------
     Net increase in cash and cash equivalents .................             3,684              2,037
     Cash and cash equivalents at beginning of period ..........            92,376             82,749
                                                                     -------------      -------------
           Cash and cash equivalents at end of period ..........     $      96,060      $      84,786
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

    These consolidated financial statements have been prepared using accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States have been omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's Transition Report on Form 10-K for the seven months ended December 31, 2000. Certain amounts previously reported in the consolidated financial statements have been reclassified to conform to the current period's presentation.

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


                                        THREE MONTHS ENDED                 NINE MONTHS ENDED
                                           SEPTEMBER 30,                      SEPTEMBER 30,
Net sales:                             2001              2000              2001              2000
                                   ------------      ------------      ------------      ------------
    Land .....................     $     48,063      $     22,748      $    120,104      $     59,331
    Marine ...................           10,584             7,607            40,820            37,689
                                   ------------      ------------      ------------      ------------
    Total ....................     $     58,647      $     30,355      $    160,924      $     97,020
                                   ============      ============      ============      ============

Earnings (loss) from
   operations:
     Land ....................     $      5,564      $        518      $     11,545      $    (15,124)
     Marine ..................            1,603            (2,416)            8,587           (30,213)
     Corporate ...............           (4,915)           (3,738)          (14,106)          (24,112)
                                   ------------      ------------      ------------      ------------
     Total ...................     $      2,252      $     (5,636)     $      6,026      $    (69,449)
                                   ============      ============      ============      ============


                                     RESTATED          REPORTED
                                   SEPTEMBER 30,     SEPTEMBER 30,     DECEMBER 31,
Total assets:                          2001              2001              2000
                                   -------------     -------------     -------------
Land .........................     $     142,828     $     142,828     $     116,554
Marine .......................            68,012            68,012            69,897
Corporate ....................           181,473           164,458           179,182
                                   -------------     -------------     -------------
Total ........................     $     392,313     $     375,298     $     365,633
                                   =============     =============     =============

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
                                                  =============      =============

    The recorded investment in notes receivable for which an allowance for loan loss has been recognized was $11.4 million at September 30, 2001. A summary of notes receivable and allowance for loan loss is as follows (in thousands):


                                                   SEPTEMBER 30,         DECEMBER 31,
                                                       2001                  2000
                                                  ---------------      ---------------
Notes receivable ............................     $        19,398      $        24,986
Less allowance for loan loss ................             (10,875)             (10,947)
                                                  ---------------      ---------------
Notes receivable, net .......................               8,523               14,039
Current portion notes receivable, net .......               2,628                7,889
                                                  ---------------      ---------------
Long-term notes receivable ..................     $         5,895      $         6,150
                                                  ===============      ===============

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


                                                                  THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                     SEPTEMBER 30,
                                                            -----------------------------      -----------------------------
                                                                2001            2000              2001              2000
                                                            ------------     ------------      ------------     ------------

Net earnings (loss) applicable to common shares .......     $      2,679     $     (8,445)     $      3,068     $    (73,201)

Weighted average number of common shares
     outstanding ......................................       51,319,419       50,918,674        51,179,516       50,823,408

Effect of dilutive stock options and other common
     stock equivalents ................................        1,094,008               --         1,264,934               --
                                                            ------------     ------------      ------------     ------------

Weighted average number of diluted common shares
     outstanding ......................................       52,413,427       50,918,674        52,444,450       50,823,408
                                                            ============     ============      ============     ============

Basic earnings (loss) per common share ................     $       0.05     $      (0.17)     $       0.06     $      (1.44)
                                                            ============     ============      ============     ============

Diluted earnings (loss) per common share ..............     $       0.05     $      (0.17)     $       0.06     $      (1.44)
                                                            ============     ============      ============     ============

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

(6) LONG TERM DEBT AND LEASE OBLIGATIONS

    In August 1996, the Company obtained a $12.5 million, ten-year term loan collateralized by certain land and buildings. The term loan bore interest at a fixed rate of 7.875% per year and was repayable in equal monthly installments of principal and interest of $151,439. On August 20, 2001, the Company sold the same land and buildings for $21 million (Note 12). As part of the transaction, the Company repaid the ten-year term loan. Simultaneous to the sale and loan repayment, the Company entered into a non-cancelable lease with the purchaser of the property. The lease has a twelve year term with three consecutive options to extend the lease for five years each. As a result of the lease terms, the commitment is recorded as a twelve year $21 million lease obligation with an implicit interest rate of 9.1%. The Company paid $1.7 million in commissions and professional fees which have been recorded as deferred financing costs and are being amortized over the twelve year term of the obligation.

    On January 3, 2001, in connection with the acquisition of Pelton Company, Inc. ("Pelton") (Note 9), the Company entered into a $3 million two-year unsecured promissory note payable to the former shareholder of Pelton, bearing interest at 8.5% per year. Principal is payable in quarterly payments of $0.4 million plus interest, with final payment due in February 2003.

    A summary of future principal obligations under the note payable and lease obligation is as follows (in thousands):



                      YEARS ENDED DECEMBER 31,
                     --------------------------
                     2001......................     $    567
                     2002......................        2,312
                     2003......................        1,264
                     2004......................          973
                     2005......................        1,184
                     2006......................        1,470
                     2007 and thereafter.......       15,197
                                                    --------
                     Total.....................     $ 22,967
                                                    ========

(7) COMPREHENSIVE EARNINGS (LOSS)

    The components of comprehensive earnings (loss) are as follows (in thousands):


                                                      THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                         SEPTEMBER 30,                       SEPTEMBER 30,
                                                  -----------------------------      ------------------------------
                                                      2001             2000             2001               2000
                                                  ------------     ------------      ------------      ------------
Net earnings (loss) .........................     $      4,095     $     (7,166)     $      7,269      $    (69,584)
Foreign currency translation adjustment .....            2,310             (884)             (575)           (2,705)
                                                  ------------     ------------      ------------      ------------
Comprehensive earnings (loss) ...............     $      6,405     $     (8,050)     $      6,694      $    (72,289)
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

    The acquisition was accounted for by the purchase method, with the purchase price allocated to the fair value of assets purchased and liabilities assumed. The preliminary allocation of the purchase price as of September 30, 2001, including related direct costs, for the acquisition of Pelton is as follows (in thousands):


Fair values of assets and liabilities
     Net current assets ...............................     $     5,719
     Property, plant and equipment ....................             373
     Intangible assets ................................           4,131
                                                            -----------
          Total allocated purchase price ..............          10,223
Less non-cash consideration - note payable ............           3,000
Less cash of acquired business ........................           2,032
                                                            -----------
Cash paid for acquisition, net of cash acquired .......     $     5,191
                                                            ===========

    The consolidated results of operations of the Company include the results of Pelton from the date of acquisition. Pro forma results prior to the acquisition date were not material to the Company's consolidated results of operations.

(10) SIGNIFICANT AND UNUSUAL CHARGES AND RECOVERIES

    Significant and unusual pre-tax charges of $4.5 million, net, were recorded during the three months ended March 31, 2000 and included $8.7 million of inventory charges (included in cost of sales) related to the Company's decision to commercialize VectorSeis(R) digital sensor products having higher technical standards than the products that were previously produced. The Company had decided to commercialize these earlier VectorSeis products which were since proven not to be commercially feasible based on data gathered from VectorSeis digital sensor surveys, the anticipated longer-term market recovery for new seismic instrumentation and current and expected market conditions. Other charges were $4.2 million of an inventory write-down in the Marine Division (included in cost of sales); $2.4 million of bad debt expense (included in general and administrative expense); $1.3 million of charges related to the reduction in workforce worldwide (included in general and administrative expense); and $0.7 million of charges related to legal settlements (included in cost of sales -- $0.3 million, and in general and administrative expense -- $0.4 million). These charges were offset in part by $12.8 million of recoveries attributable to a more favorable than anticipated resolution of a customer's bankruptcy settlement, consisting of a $10.2 million reduction in allowance for loan loss (recorded as a reduction to general and administrative expense) and a $2.6 million reversal of warranty reserves based on this bankruptcy settlement (recorded as a reduction to cost of sales).

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

(12) RESTATEMENT OF FINANCIALS

    The Company has restated its previously reported consolidated balance sheet at September 30, 2001 and its consolidated statement of cash flows for the nine months ended September 30, 2001 after evaluating the accounting treatment for a previously-reported sale/leaseback of its Stafford facilities completed in August 2001. The Company has restated these unaudited financial statements in order to record the lease as a financing transaction rather than as a sale/leaseback of the facilities as previously reported in the Company's Form 10-Q for the quarter ended September 30, 2001. This restatement of the sale/leaseback transaction had no effect on the Company's previously reported earnings for the third quarter of 2001 nor will it materially impact the Company's results of operations over the life of the lease. The restatement results in a net increase to both assets and liabilities by $17.0 million by reporting the leased Stafford facilities as an asset classified as property, plant and equipment and by reporting the discounted present value of the future lease payments as a long-term obligation. The restatement also has no impact on the future obligations under the lease, which were previously disclosed. The reported and restated balance sheets are as follows (in thousands, except share data):



                                                                         RESTATED           REPORTED
                                                                       SEPTEMBER 30,      SEPTEMBER 30,
                                ASSETS                                     2001              2001
CURRENT ASSETS:                                                         (UNAUDITED)       (UNAUDITED)
                                                                       -------------      -------------

   Cash and cash equivalents .....................................     $      96,060      $      96,060
   Restricted cash ...............................................               249                249
   Accounts receivable, net ......................................            57,864             57,864
   Current portion notes receivable, net .........................             2,628              2,628
   Inventories ...................................................            76,066             76,066
   Deferred income tax asset .....................................            12,785             12,785
   Prepaid expenses ..............................................             2,011              2,011
                                                                       -------------      -------------
           Total current assets ..................................           247,663            247,663
Long-term notes receivable .......................................             5,895              5,895
Deferred income tax asset ........................................            42,440             42,440
Property, plant and equipment, net ...............................            42,522             27,275
Goodwill, net ....................................................            46,132             46,132
Other assets, net ................................................             7,661              5,893
                                                                       -------------      -------------
           Total assets ..........................................     $     392,313      $     375,298
                                                                       =============      =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt ..........................     $       2,565      $       1,750
   Accounts payable ..............................................            14,418             14,418
   Accrued expenses ..............................................            20,088             20,136
                                                                       -------------      -------------
           Total current liabilities .............................            37,071             36,304
Long-term debt, net of current maturities ........................            20,402                500
Other long-term liabilities ......................................               680              4,334

Stockholders' equity:
   Cumulative convertible preferred stock, $0.01 par value;
     authorized 5,000,000 shares; issued and outstanding 55,000 shares at the end of both periods (liquidation
     value of $55 million) .......................................                 1                  1
   Common stock, $0.01 par value; authorized 100,000,000
     shares; outstanding 51,322,067 shares and 50,936,420
     shares, respectively ........................................               516                516
   Additional paid-in capital ....................................           358,802            358,802
   Accumulated deficit ...........................................           (16,354)           (16,354)
   Accumulated other comprehensive loss ..........................            (5,928)            (5,928)
   Treasury stock, at cost, 281,398 shares and 243,500
     shares, respectively ........................................            (2,162)            (2,162)
   Unamortized restricted stock compensation .....................              (715)              (715)
                                                                       -------------      -------------
      Total stockholders' equity .................................           334,160            334,160
                                                                       -------------      -------------
           Total liabilities and stockholders' equity ............     $     392,313      $     375,298
                                                                       =============      =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    Traditionally our net sales have been directly related to the level of worldwide oil and gas exploration activity and the profitability and cash flows of oil and gas companies and seismic contractors. These factors are affected by expectations regarding the supply and demand for oil and natural gas, energy prices, and discovery and development costs. Despite the increase in oil and gas prices in the last few years, the seismic industry continues to rely on surplus seismic data, principally marine "spec" data, to generate exploration prospects rather than new exploration activity. Reliance on "spec" data has caused demand for our products to increase at a slower rate than the demand for other oilfield equipment and service providers. Other factors which may limit the demand for our products may include, but are not limited to, those described below in "Cautionary Statement for Purposes of Forward-Looking Statements".

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

    Our key strategies remain optimizing the performance of our core business, bringing our key technology initiatives to fruition, monetizing our underutilized assets and growing our business through acquisitions and alliances. We are continuing to invest resources and seek improvements in seismic data acquisition technology. Our goals for 2002 include commercializing our VectorSeis technology, further development of our land seismic ground and central electronics, commencing development of a next generation marine seismic data acquisition system, and development of new product offerings in hydrocarbon reservoir monitoring and characterization.

    We commenced commercialization of our VectorSeis line of products by building the first VectorSeis fleet of approximately 3,000 stations for deployment this winter. Veritas DGC, our commercialization partner, conducted fifteen pilot surveys this year using prototype VectorSeis units. Feedback from Veritas and the end-users has been favorable.

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

    Research and Development: Research and development expense of $6.7 million for the three months ended September 30, 2001 increased $0.5 million, or 7%, compared to the corresponding period last year. Research and development expense has remained relatively constant due to the increase in VectorSeis development costs partially offset by a significantly narrowed focus on a smaller number of technology developments for land, marine and reservoir applications.

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

    Research and Development: Research and development expense of $21.9 million for the nine months ended September 30, 2001 increased $1.3 million, or 6%, compared to the corresponding period last year. Research and development expense has remained relatively constant due to increased VectorSeis development costs partially offset by a significantly narrowed focus on a smaller number of technology developments for land, marine and reservoir applications.

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

LIQUIDITY AND CAPITAL RESOURCES

    We have typically financed operations from internally generated cash and funds from equity financings. Cash and cash equivalents were $96.1 million at September 30, 2001, an increase of $3.7 million, or 4%, compared to December 31, 2000. The increase is due to cash flows provided by operating activities and financing activities, offset by cash flows used in investing activities. Net cash provided by operating activities was $1.6 million for the nine months ended September 30, 2001 compared to the net cash provided by operating activities of $2.1 million for the corresponding period last year. The changes in working capital items for the nine months ended September 30, 2001 represented a $18.1 million use of cash, due primarily to increases in receivables as a result of increased net sales and increases in inventories. The various working capital accounts can vary in amount substantially from period to period, depending upon timing and levels of sales, product mix sold, demand for products, percentages of cash versus credit sales, collection rates, inventory levels, and general economic and industry factors. Excluding changes in working capital items, operating cash flow was a positive $19.7 million.

    Net cash flow used in investing activities was $9.8 million for the nine months ended September 30, 2001, an increase of $7.2 million, or 275%, compared to the corresponding period last year. The principal investing activities were capital expenditure projects and the acquisition of Pelton. Planned capital expenditures for 2001 are approximately $8.0 million, including the purchase of advanced manufacturing machinery and additions to our rental equipment fleet.

    Cash flow provided by financing activities was $11.9 million for the nine months ended September 30, 2001, an increase of $11.1 million compared to the corresponding period last year. The principal source was proceeds from the financing transaction related to the sale of our Stafford facilities, offset by repayments of other long-term debt and the purchase of treasury stock.

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

    We may not gain rapid market acceptance for our new products which could materially and adversely affect our results of operations. Seismic exploration requires sensitive scientific instruments capable of withstanding harsh operating environments. In addition, our customers demand broad functionality from our products. We require long development and testing periods before releasing major new product enhancements and new products. We currently intend to release for commercial use our VectorSeis sensor, our next generation land seismic data acquisition system and our next generation marine seismic data acquisition system by the end of 2002. If our anticipated product introductions are delayed, our customers may turn to alternate suppliers and our anticipated results of operations and financial condition will be adversely affected. We have on occasion experienced delays in the scheduled introduction of new and enhanced products. In addition, products as complex as those we offer sometimes contain undetected errors or bugs when first introduced that, despite our rigorous testing program, are not discovered until the product is purchased and used by a customer. If our customers deploy our new products and they do not work correctly, our relationship with our customers may be materially and adversely affected. We cannot assure you that errors will not be found in future releases of our products, or that these errors will not impair the market acceptance of our products. If our new products are not accepted by our customers as rapidly as we anticipate, our business and results of operations may be materially and adversely affected.

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

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) List of Documents Filed.

    10.28 Lease Agreement dated as of August 20, 2001, between NL Ventures III Stafford, L.P. and Input/Output, Inc. filed as Exhibit 10.28 to our Report on Form 10-Q for the nine months ended September 30, 2001, and incorporated herein by reference.

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

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Stafford, State of Texas, on May 9, 2002.

                                                      INPUT/OUTPUT, INC.

May 9, 2002                                           By /s/ MARTIN DECAMP
                                                         -----------------------
                                                      Vice President-Accounting

                                 EXHIBIT INDEX


EXHIBIT
NUMBER      DESCRIPTION
------      -----------
    10.28   Lease Agreement dated as of August 20, 2001, between NL Ventures III
            Stafford, L.P. and Input/Output, Inc. filed as Exhibit 10.28 to our
            Report on Form 10-Q for the nine months ended September 30, 2001, and incorporated herein by reference.

    15.1    Acknowledgement Letter Regarding Unaudited Interim Financial
            Information from PricewaterhouseCoopers LLP.

    99.1    Independent Accountants' Review Report.