Form 10-Q
period 2002-03-31
INPUT OUTPUT INC
filed 2002-05-15
CIK 866609

================================================================================


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [ ]

At March 31, 2002 there were 50,956,889 shares of common stock, par value $0.01 per share, outstanding.

================================================================================

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2002


PART I.   Financial Information.                                            PAGE
Item 1.   Financial Statements.

          Consolidated Balance Sheets
             March 31, 2002 (unaudited) and December 31, 2001............     3

          Consolidated Statements of Operations
             Three months ended March 31, 2002 (unaudited) and
             March 31, 2001 (unaudited)..................................     4

          Consolidated Statements of Cash Flows
             Three months ended March 31, 2002 (unaudited) and
             March 31, 2001 (unaudited)..................................     5

          Notes to Unaudited Consolidated Financial Statements...........     6

Item 2.   Management's Discussion and Analysis of Results of
             Operations and Financial Condition..........................    10

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.....    16

PART II.  Other Information.

Item 6.   Exhibits and Reports on Form 8-K...............................    16

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            (UNAUDITED)
                            ASSETS                                            MARCH 31,  DECEMBER 31,
                                                                                2002        2001
                                                                             ----------- -----------
Current assets:
   Cash and cash equivalents .............................................   $  97,791    $ 101,681
   Restricted cash .......................................................          28          221
   Accounts receivable, net ..............................................      36,157       46,434
   Current portion notes receivable, net .................................       1,542        1,078
   Inventories ...........................................................      68,075       68,283
   Deferred income tax ...................................................      15,346       15,083
   Prepaid expenses ......................................................       1,894        3,115
                                                                             ---------    ---------
           Total current assets ..........................................     220,833      235,895
Notes receivable .........................................................       5,800        5,800
Deferred income tax ......................................................      40,540       40,745
Property, plant and equipment, net .......................................      45,588       47,538
Goodwill, net ............................................................      45,584       45,584
Other assets, net ........................................................       7,617        7,609
                                                                             ---------    ---------
           Total assets ..................................................   $ 365,962    $ 383,171
                                                                             =========    =========

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt ..................................   $   2,330    $   2,312
   Accounts payable ......................................................       7,043       10,169
   Accrued expenses ......................................................      10,132       18,814
                                                                             ---------    ---------
           Total current liabilities .....................................      19,505       31,295
Long-term debt, net of current maturities ................................      19,499       20,088
Other long-term liabilities ..............................................         676          751
Stockholders' equity:
   Cumulative convertible preferred stock, $0.01 par value;
     authorized 5,000,000 shares; issued and outstanding 55,000 shares at March 31, 2002 and December 31, 2001 (liquidation
     value of $55 million at March 31, 2002) .............................           1            1
   Common stock, $0.01 par value; authorized 100,000,000 shares;
     outstanding 50,956,889 shares at March 31, 2002 and
     50,865,729 shares at December 31, 2001 ..............................         517          516
   Additional paid-in capital ............................................     361,928      360,147
   Accumulated deficit ...................................................     (21,710)     (15,713)
   Accumulated other comprehensive loss ..................................      (8,253)      (7,499)
   Treasury stock, at cost, 743,298 shares at March 31, 2002 and
     at December 31, 2001 ................................................      (5,769)      (5,769)
   Unamortized restricted stock compensation .............................        (432)        (646)
                                                                             ---------    ---------
      Total stockholders' equity .........................................     326,282      331,037
                                                                             ---------    ---------
           Total liabilities and stockholders' equity ....................   $ 365,962    $ 383,171
                                                                             =========    =========

     See accompanying notes to unaudited consolidated financial statements.

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED
                                                       MARCH 31,
                                            ------------------------------
                                                2002              2001
                                            ------------      ------------
Net sales .............................     $     30,213      $     42,409
Cost of sales .........................           23,252            26,168
                                            ------------      ------------
         Gross profit .................            6,961            16,241
                                            ------------      ------------

Operating expenses:
   Research and development ...........            7,021             7,537
   Marketing and sales ................            2,530             2,850
   General and administrative .........            4,627             4,893
   Amortization of intangibles ........              316             1,136
                                            ------------      ------------
         Total operating expenses .....           14,494            16,416
                                            ------------      ------------

Loss from operations ..................           (7,533)             (175)

Interest expense ......................              (35)             (207)
Interest income .......................              491             1,291
Other income (expense) ................             (136)              307
                                            ------------      ------------
Earnings (loss) before income taxes ...           (7,213)            1,216
Income tax expense (benefit) ..........           (2,671)            1,026
                                            ------------      ------------
Net earnings (loss) ...................           (4,542)              190
Preferred dividend ....................            1,455             1,390
                                            ------------      ------------
Net loss applicable to common shares ..     $     (5,997)     $     (1,200)
                                            ============      ============

Basic loss per common share ...........     $      (0.12)     $      (0.02)
                                            ============      ============
Weighted average number of
   common shares outstanding ..........       50,890,836        50,851,239
                                            ============      ============

Diluted loss per common share .........     $      (0.12)     $      (0.02)
                                            ============      ============

Weighted average number of  diluted
   common shares outstanding ..........       50,890,836        50,851,239
                                            ============      ============

     See accompanying notes to unaudited consolidated financial statements.

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                      ------------------------
                                                                        2002           2001
                                                                      ---------      ---------
Cash flows from operating activities:
     Net earnings (loss) .........................................    $  (4,542)     $     190
     Depreciation and amortization ...............................        2,992          4,765
     Amortization of restricted stock and other
      stock compensation .........................................           56             78
     Loss (gain) on disposal of fixed assets .....................           47            (53)
     Bad debt collections ........................................          (54)           (92)
     Accounts and notes receivable ...............................        9,775         (9,384)
     Inventories .................................................           16         (5,101)
     Accounts payable and accrued expenses .......................       (8,480)           106
     Income taxes payable/receivable .............................       (3,089)        (2,057)
     Other assets and liabilities ................................          987          1,582
                                                                      ---------      ---------
           Net cash used in operating activities .................       (2,292)        (9,966)
                                                                      ---------      ---------

Cash flows from investing activities:
     Purchase of property, plant and equipment ...................       (1,054)        (1,642)
     Business acquisition ........................................           --         (6,183)
     Cash of acquired business ...................................           --          2,032
                                                                      ---------      ---------
           Net cash used in investing activities .................       (1,054)        (5,793)
                                                                      ---------      ---------

Cash flows from financing activities:
     Payments on long-term debt ..................................         (571)          (293)
     Payments of preferred dividends .............................         (136)          (136)
     Proceeds from exercise of stock options .....................          164            966
     Proceeds from issuance of common stock ......................          457            371
     Purchase of treasury stock ..................................           --           (456)
                                                                      ---------      ---------
           Net cash (used in) provided by financing activities ...          (86)           452
                                                                      ---------      ---------

     Effect of change in foreign currency exchange rates on
        cash and cash equivalents ................................         (458)           (19)
                                                                      ---------      ---------
     Net decrease in cash and cash equivalents ...................       (3,890)       (15,326)
     Cash and cash equivalents at beginning of period ............      101,681         92,376
                                                                      ---------      ---------
           Cash and cash equivalents at end of period ............    $  97,791      $  77,050
                                                                      =========      =========

     See accompanying notes to unaudited consolidated financial statements.

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

    The consolidated balance sheet of Input/Output, Inc. and its subsidiaries (collectively referred to as the "Company" or "I/O") at December 31, 2001 has been derived from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 2002, the consolidated statements of operations for the three months ended March 31, 2002 and 2001, and the consolidated statements of cash flows for the three months ended March 31, 2002 and 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal and recurring adjustments, which are necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the operating results for a full year or of future operations.

    These consolidated financial statements have been prepared using accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States have been omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Certain amounts previously reported in the consolidated financial statements have been reclassified to conform to the current period's presentation.

(2) SEGMENT INFORMATION

    The Company evaluates and reviews results based on two segments, Land and Marine, to allow for increased visibility and accountability of costs and more focused customer service and product development. The Company measures segment operating results based on earnings (loss) from operations. A summary of segment information for the three months ended March 31, 2002 and 2001 is as follows (in thousands):

                                     THREE MONTHS ENDED
                                          MARCH 31,
                                   ----------------------
                                     2002          2001
                                   --------      --------
Net sales:
    Land .....................     $ 17,611      $ 27,813
    Marine ...................       12,602        14,596
                                   --------      --------
    Total ....................     $ 30,213      $ 42,409
                                   ========      ========

Depreciation and amortization:
    Land .....................     $  1,498      $  2,285
    Marine ...................          434           913
    Corporate ................        1,060         1,567
                                   --------      --------
    Total ....................     $  2,992      $  4,765
                                   ========      ========
Loss from operations:
     Land ....................     $ (6,626)     $    329
     Marine ..................        2,506         4,087
     Corporate ...............       (3,413)       (4,591)
                                   --------      --------
     Total ...................     $ (7,533)     $   (175)
                                   ========      ========

                                   MARCH 31    DECEMBER 31,
Total assets:                        2002         2001
                                   --------    ------------
     Land ....................     $129,320     $139,978
     Marine ..................       68,797       62,422
     Corporate ...............      167,845      180,771
                                   --------     --------
     Total ...................     $365,962     $383,171
                                   ========     ========

                                     MARCH 31,   DECEMBER 31,
Total assets by geographic area:         2002         2001
                                     ---------   ------------
      North America ............     $322,656     $340,375
      Europe ...................       43,306       42,796
                                     --------     --------
      Total ....................     $365,962     $383,171
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

    A summary of net sales by geographic area is as follows (in thousands):

                                    THREE MONTHS ENDED
                                        MARCH 31,
                                    -------------------
                                     2002        2001
                                    -------     -------
North America .................     $11,064     $20,584
Middle East ...................         360       6,115
Europe ........................       7,958       5,314
Asia ..........................       1,444       2,808
Former Soviet Union ...........       6,081       3,077
Other .........................       3,306       4,511
                                    -------     -------
                                    $30,213     $42,409
                                    =======     =======

    Net sales are attributed to individual countries on the basis of the ultimate destination of the equipment, if known; if the ultimate destination is not known, it is based on the geographical location of initial shipment.

(3) INVENTORIES

    A summary of inventories is as follows (in thousands):

                                    MARCH 31,   DECEMBER 31,
                                      2002         2001
                                    ---------   -----------
Raw materials .................     $ 45,884     $ 46,729
Work-in-process ...............        6,887        4,191
Finished goods ................       15,304       17,363
                                    --------     --------
                                    $ 68,075     $ 68,283
                                    ========     ========

    At March 31, 2002, some portion of the Company's inventory is in excess of near-term requirements based on the recent level of sales. Management has developed a program to reduce this inventory to more desirable levels over the near term and believes no loss will be incurred on its disposition in excess of current reserve estimates. Should the inventory reduction program not be successful, it is reasonably possible the estimated reserve could change and that the change could be material to the financial statements.

(4) ACCOUNTS AND NOTES RECEIVABLE

    A summary of accounts receivable is as follows (in thousands):

                                              MARCH 31,   DECEMBER 31,
                                                2002          2001
                                              ---------   ------------
Accounts receivable, principally trade ..     $ 38,183      $ 48,186
Allowance for doubtful accounts .........       (2,026)       (1,752)
                                              --------      --------
Accounts receivable, net ................     $ 36,157      $ 46,434
                                              ========      ========

    The original recorded investment in notes receivable, excluding accrued interest, for which a reserve has been recorded was $12.0 million at March 31, 2002. A summary of notes receivable, accrued interest and allowance for loan loss is as follows (in thousands):

                                                  MARCH 31,   DECEMBER 31,
                                                    2002          2001
                                                  ---------   ------------
Notes receivable and accrued interest .......     $ 18,013      $ 17,613
Less allowance for loan loss ................      (10,671)      (10,735)
                                                  --------      --------
Notes receivable, net .......................        7,342         6,878
Less current portion notes receivable, net ..        1,542         1,078
                                                  --------      --------
Long-term notes receivable ..................     $  5,800      $  5,800
                                                  ========      ========

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

                                                              THREE MONTHS ENDED
                                                                    MARCH 31,
                                                        --------------------------------
                                                             2002               2001
                                                        -------------      -------------
Net loss applicable to common shares ...............    $      (5,997)     $      (1,200)
                                                        =============      =============

Weighted average number of common shares
   outstanding .....................................       50,890,836         50,851,239

Stock options and other common stock equivalents ...               --                 --
                                                        -------------      -------------

Weighted average number of diluted common shares
   outstanding .....................................       50,890,836         50,851,239
                                                        =============      =============

Basic loss per common share ........................    $       (0.12)     $       (0.02)
                                                        =============      =============

Diluted loss per common share ......................    $       (0.12)     $       (0.02)
                                                        =============      =============

    At March 31, 2002, and 2001, 4,931,142 and 4,521,628, respectively, of common shares subject to stock options were considered anti-dilutive and not included in the calculation of diluted earnings (loss) per common share. In addition, the outstanding convertible preferred stock is considered anti-dilutive for all periods presented and is not included in the calculation of diluted earnings (loss) per common share.

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

    On January 3, 2001, in connection with the acquisition of Pelton Company, Inc. ("Pelton"), the Company entered into a $3 million two-year unsecured promissory note payable to the former shareholder of Pelton, bearing interest at 8.5% per year. Principal is payable in quarterly payments of $0.4 million plus interest, with final payment due in February 2003. The unpaid balance at March 31, 2002 was $1.5 million.

    A summary of future principal obligations under the note payable and lease obligation is as follows (in thousands):

 YEARS ENDED DECEMBER 31,
 ------------------------
 2002.........................................  $    1,741
 2003.........................................       1,264
 2004.........................................         973
 2005.........................................       1,184
 2006.........................................       1,470
 2007 and thereafter..........................      15,197
                                                ----------
 Total........................................  $   21,829
                                                ==========

(7) COMPREHENSIVE EARNINGS (LOSS)

    The components of comprehensive earnings (loss) are as follows (in thousands):


                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                               ----------------------
                                                 2002          2001
                                               --------      --------
Net earnings (loss) ......................     $ (4,542)     $    190
Foreign currency translation adjustment ..         (754)       (1,460)
                                               --------      --------
Comprehensive loss .......................     $ (5,296)     $ (1,270)
                                               ========      ========

(8) ACQUISITIONS

    On January 3, 2001, the Company acquired all of the outstanding capital stock of Pelton for approximately $6 million in cash and a $3 million two-year unsecured promissory note. Pelton is based in Ponca City, Oklahoma and designs, manufactures and sells seismic vibrator control systems, vibrator positioning systems and explosive energy control systems.

    The acquisition was accounted for by the purchase method, with the purchase price allocated to the fair value of assets purchased and liabilities assumed. The final allocation of the purchase price, including related direct costs, for the acquisition of Pelton is as follows (in thousands):

Fair values of assets and liabilities
  Net current assets .............................     $ 5,266
  Property, plant and equipment ..................         373
  Intangible assets ..............................       4,969
                                                       -------
          Total allocated purchase price .........      10,608
Less non-cash consideration -- note payable ......       3,000
Less cash of acquired business ...................       2,032
                                                       -------
Cash paid for acquisition, net of cash acquired ..     $ 5,576
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

(10) RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, the FASB issued SFAS No. 142 entitled "Goodwill and Other Intangible Assets," which became effective on

January 1, 2002. Under SFAS 142, existing goodwill will no longer be amortized, but will be tested for impairment using a fair value approach. SFAS No. 142 requires goodwill to be tested for impairment at a level referred to as a reporting unit, generally one level lower than reportable segments. SFAS No. 142 requires the Company to perform the first goodwill impairment test on all reporting units within six months of adoption. The first step is to compare the fair value with the book value of a reporting unit. If the fair value of the reporting unit is less than its book value, the second step will be to calculate the impairment loss, if any. Any impairment loss from the initial adoption of SFAS No. 142 will be recognized as a change in accounting principle. After the initial adoption, the Company will test goodwill for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company is still reviewing SFAS No. 142 to determine the effect, if any, of the initial goodwill impairment testing.

     The following is a reconciliation of reported net income to adjusted net income subsequent to the adoption, from January 1, 2002 of SFAS No. 142 (in thousands):

                                                      THREE MONTHS ENDED
                                                            MARCH 31,
                                                     --------------------
                                                       2002         2001
                                                     -------      -------
Reported net loss applicable to common shares ..     $(5,997)     $(1,200)
Elimination of goodwill amortization ...........          --          924
                                                     -------      -------
Adjusted net loss applicable to common shares ..     $(5,997)     $  (276)
                                                     =======      =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SUMMARY REVIEW AND OUTLOOK

    In response to prevailing seismic industry conditions, the Company has concentrated on lowering its cost structure, consolidating product offerings and reorganizing into a products-based operating structure. The Company continues to evaluate additional restructuring and cost control solutions with the goal of achieving sustained profitability throughout industry cycles as quickly as practicable. Implementing these solutions could result in additional charges against future earnings.

    We are uncertain about the development of demand for seismic services and equipment in the near term. Recent world events and a weakened world economy indicate that demand for seismic equipment in the first half of the year will be less robust than last year. Although we are unable to provide any definitive guidance for this year, we currently believe that revenue and operating profits for the second quarter of 2002 will be similar to the first quarter of 2002. However, we believe long term fundamentals for the sector remain strong and that we should be well-positioned to benefit from new product sales and the widely anticipated strengthening sector fundamentals in the second half of the year.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

    Net Sales: Net sales of $30.2 million for the three months ended March 31, 2002 decreased $12.2 million, or 29%, compared to the corresponding period last year. The decrease is primarily due to decreased demand for products produced by our Land Division. Our Land Division's net sales decreased $10.2 million, or 37%, to $17.6 million primarily as a result of declining industry conditions. Our Marine Division's net sales decreased $2.0 million to $12.6 million, or 14%, compared to the prior year. Marine sales remain lackluster primarily due to over capacity in this sector and an abundance of marine library data.

    Cost of Sales: Cost of sales of $23.3 million for the three months ended March 31, 2002 decreased $2.9 million, or 11%, compared to the corresponding period last year. Cost of sales of our Land Division was $16.7 million and cost of sales of our Marine Division was $6.6 million. Cost of sales in the current quarter decreased as a result of the decrease in revenues and lower gross profit percentage on those revenues.

    Gross Profit and Gross Profit Percentage: Gross profit of $7.0 million for the three months ended March 31, 2002 decreased $9.3 million, or 57%, compared to the corresponding period last year. Gross profit percentage for the three months ended March 31, 2002 was 23% compared to 38% in the prior year. The decline in gross profit percentage is primarily due to under-absorbed manufacturing overhead, and to a lesser degree, severance for work force reductions.

    Research and Development: Research and development expense of $7.0 million for the three months ended March 31, 2002 decreased $0.5 million, or 7%, compared to the corresponding period last year. Research and development expense remained at high levels as we completed the final stages of Vectorseis(R) commercialization and continue to develop a lightweight ground electronics system, ocean bottom system and next generation marine system.

    Marketing and Sales: Marketing and sales expense of $2.5 million for the three months ended March 31, 2002 decreased $0.3 million, or 11%, compared to the corresponding period last year. The decrease is primarily related to lower sales and lower commissions on those sales.

    General and Administrative: General and administrative expense of $4.6 million for the three months ended March 31, 2002 decreased $0.3 million, or 5%, compared to the corresponding period last year. The decrease in general and administrative expense is primarily attributable to accruals for profit-based bonuses in the prior year for which no accrual has been recorded in the current quarter, offset by severance expenses in the current quarter.

    Amortization of Intangibles: Amortization of intangibles of $0.3 million for the three months ended March 31, 2002 decreased $0.8 million, or 72%, compared to the corresponding period last year. The decrease in amortization of intangibles primarily relates to the implementation of SFAS No. 142 in the current year, which among other things, precludes the amortization of goodwill.

    Total Other Income: Total net interest and other income of $0.3 million for the three months ended March 31, 2002 decreased $1.1 million, or 77%, compared to the corresponding period last year. The decease is primarily due to fluctuations in exchange rates and falling interest rates on cash balances.

    Income Tax Expense (Benefit): Income tax benefit of $2.7 million for the three months March 31, 2002 represents a net change of $3.7 million from an expense of $1.0 million in the corresponding period last year. The income tax benefit for the current period is due to our net loss. Our expectations regarding a long-term return to profitability should result in a tax provision that reflects a year-end estimated effective tax rate of approximately 37%.

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

    Preferred Stock Dividends: Preferred stock dividends for the three months ended March 31, 2002 and 2001 are related to outstanding Series B and Series C Preferred Stock. We recognize the dividends as a charge to retained earnings at a stated rate of 8% per year, compounded quarterly (of which 7% is accounted for as a non-cash event recorded to additional paid-in capital so as to reflect potential dilution upon preferred stock conversion and 1% is paid as a quarterly cash dividend). The preferred stock dividend charge for the three months ended March 31, 2002 was $1.5 million, compared to $1.4 million for the corresponding period last year.

LIQUIDITY AND CAPITAL RESOURCES

    We have typically financed operations from internally generated cash and funds from equity financings. Cash and cash equivalents were $97.8 million at March 31, 2002, a decrease of $3.9 million, or 4%, compared to December 31, 2001. The decrease is due to cash flows used in operating activities and investing activities. Net cash used in operating activities was $2.3 million for the three months ended March 31, 2002 compared to the net cash used in operating activities of $10.0 million for the corresponding period last year. Negative operating cash flows were primarily due to decreases in accounts payable and accrued expenses and taxes, offset by a decrease in receivables.

    Net cash flow used in investing activities was $1.1 million for the three months ended March 31, 2002 compared to net cash used in investing activities of $5.8 million for the corresponding period last year. The principal investing activities were capital expenditure projects. Planned capital expenditures for 2002 are approximately $9.9 million, including the purchase of advanced manufacturing machinery and additions of VectorSeis equipment for use in acquiring seismic data in conjunction with our alliance partner. Capital expenditures could increase should the Company enter into additional similar alliances to commercialize VectorSeis. We will reevaluate our capital expenditure plans for 2002 if industry conditions do not evolve as we anticipate.

    Net cash flow used in financing activities was $0.1 million for the three months ended March 31, 2002 compared to net cash flow provided by financing activities of $0.5 million for the corresponding period last year. The principal use was repayment of long-term debt offset by proceeds from issuance of common stock and exercise of stock options.

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

FUTURE CONVERSION OF SERIES B AND SERIES C PREFERRED STOCK

    In 1999, we issued 40,000 shares of Series B Preferred Stock and 15,000 shares of Series C Preferred Stock to SCF-IV, L.P. ("SCF") for approximately $55 million in a privately negotiated transaction. Both the Series B and Series C Preferred Stock are convertible into shares of our Common Stock at SCF's option at any time after May 7, 2002, and will automatically convert into shares of our Common Stock on May 7, 2004. SCF may convert the shares of Series B and Series C Preferred Stock into shares of our Common Stock at either:

    o SCF's initial per share purchase price divided by a fixed conversion price (currently $8.00 for the Series B Preferred Stock and $8.50 for the Series C Preferred Stock); or

    o SCF's initial per share purchase price increased at a rate of 8% per year compounded quarterly, less any cash dividends paid, divided by a trailing 10 day average market price for our Common Stock.

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

    Because the number of shares we will issue upon conversion of the Series B and Series C Preferred Stock depends on the market price of our common stock at the time of conversion, we do not know the ultimate impact conversion will have on our reported results. However, if conversion had occurred at March 31, 2002, it would have been accretive to our earnings per share.

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

    Our principal customers are seismic contractors, which operate seismic data acquisition systems and related equipment to collect data in accordance with their customers' specifications or for their own seismic data libraries. In addition, we market and sell products to oil and gas companies. The loss of any one of these customers could have a material adverse effect on the results of operations and financial condition. See Management's Discussion and Analysis of Results of Operations and Financial Condition - Cautionary

Statement for Purposes of Forward Looking Statements - Further consolidation among our significant customers could materially and adversely affect us.

CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD-LOOKING STATEMENTS

     We have made statements in this report which constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Examples of forward-looking statements in this report include statements regarding:

     o our expected revenues, operating profit and net income for 2002 or the three months ended March 31, 2002;

     o    future demand for seismic equipment and services;

     o    future commodity prices;

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

     o    our belief regarding accounting estimates we make;

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

     Further consolidation among our significant customers could materially and adversely affect us. A relatively small number of customers account for the majority of our net sales in any period. During the prior year ended December 31, 2001, three customers (WesternGeco, Veritas, and PGS) accounted for approximately 51% of our net sales. In recent years, our customers have been rapidly consolidating, shrinking the demand for our products. Veritas and PGS, two of our large customers, have recently announced that they intend to merge. The loss of any of our significant customers to further consolidation or otherwise could materially and adversely affect our results of operations and financial condition.

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

     We derive a substantial amount of our net sales from foreign sales which pose additional risks. Sales to customers outside of the United States and Canada accounted for approximately 63% of our consolidated net sales for the three months ended March 31, 2002. United States export restrictions affect the types and specifications of products we can export. Additionally, to complete certain sales, United States laws may require us to obtain export licenses and there can be no assurance that we will not experience difficulty in obtaining such licenses. Operations and sales in countries other than the United States are subject to various risks peculiar to each country. With respect to any particular country, these risks may include:

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

     The majority of our foreign sales are denominated in United States dollars. While this practice protects the value of our assets as reported on our consolidated financial statements, an increase in the value of the dollar relative to other currencies will make our products more expensive, and therefore less competitive, in foreign markets.

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

     Disruption in vendor supplies will adversely affect our results of operations. Our manufacturing processes require a high volume of quality components. Certain components used by us are currently provided by only one supplier. We may, from time to time, experience supply or quality control problems with suppliers, and these problems could significantly affect our ability to meet production and sales commitments. Reliance on certain suppliers, as well as industry supply conditions generally involve several risks, including the possibility of a shortage or a lack of availability of key components and increases in component costs and reduced control over delivery schedules; any of these could adversely affect our future results of operations.

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

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Reports on Form 8-K.

        On March 8, 2002, we filed a Current Report on Form 8-K reporting under
Item 5. Other Events and Regulation FD Disclosure certain amendments to our Bylaws.

         On April 1, 2002, we filed a Current Report on Form 8-K reporting under
Item 5. Other Events and Regulation FD Disclosure and Item 7. Financial Statements and Exhibits our change in accounting method for the sale and lease of certain land and buildings during the quarter ended September 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Stafford, State of Texas, on May 15, 2002.

                                     INPUT/OUTPUT, INC.


                                     By /s/ MARTIN B. DECAMP
                                        --------------------------
                                        Vice President-Accounting