Form 10-Q
period 2002-06-30
INPUT OUTPUT INC
filed 2002-08-14
CIK 866609

================================================================================


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [ ]

At August 9, 2002 there were 51,069,732 shares of common stock, par value $0.01 per share, outstanding.

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2002

                                                                                     Page
                                                                                     ----
   PART I.         Financial Information.

   Item 1.         Financial Statements.

                   Consolidated Balance Sheets
                      June 30, 2002 (unaudited) and December 31, 2001.............     3

                   Consolidated Statements of Operations
                      Three and six months ended June 30, 2002 (unaudited)
                      and June 30, 2001 (unaudited)...............................     4

                   Consolidated Statements of Cash Flows
                      Six months ended June 30, 2002 (unaudited) and
                      June 30, 2001 (unaudited)...................................     5

                   Notes to Unaudited Consolidated Financial Statements...........     6

   Item 2.         Management's Discussion and Analysis of Results of
                      Operations and Financial Condition..........................    11

   Item 3.         Quantitative and Qualitative Disclosures about Market Risk.....    18


   PART II.        Other Information.

   Item 2.         Changes in Securities and Use of Proceeds......................    18

   Item 4.         Submission of Matters to a Vote of Security Holders............    19

   Item 6.         Exhibits and Reports on Form 8-K...............................    19

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      (UNAUDITED)
                                                                        JUNE 30,         DECEMBER 31,
                                                                          2002              2001
                                                                      ------------      -------------
                               ASSETS
Current assets:
     Cash and cash equivalents......................................  $    103,225      $     101,681
     Restricted cash................................................           148                221
     Accounts receivable, net.......................................        22,444             46,434
     Current portion notes receivable, net..........................         3,167              1,078
     Inventories....................................................        64,339             68,283
     Deferred income tax asset......................................            --             15,083
     Prepaid expenses...............................................         2,908              3,115
                                                                      ------------      -------------
             Total current assets...................................       196,231            235,895
  Notes receivable..................................................         6,430              5,800
  Deferred income tax asset.........................................            --             40,745
  Property, plant and equipment, net................................        43,569             47,538
  Goodwill, net.....................................................        45,584             45,584
  Other assets, net.................................................         7,672              7,609
                                                                      ------------      -------------
             Total assets...........................................  $    299,486      $     383,171
                                                                      ============      =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
     Current maturities of long-term debt...........................  $      1,726      $       2,312
     Accounts payable...............................................         6,417             10,169
     Accrued expenses...............................................        18,248             18,814
                                                                      ------------      ------------
             Total current liabilities..............................        26,391             31,295
  Long-term debt, net of current maturities.........................        19,325             20,088
  Other long-term liabilities.......................................           664                751
  Stockholders' equity:
     Cumulative convertible preferred stock, $0.01 par value;
       authorized 5,000,000 shares; issued and outstanding 55,000 shares at June 30, 2002 and December 31, 2001 (liquidation
       value of $55 million at June 30, 2002).......................             1                  1
     Common stock, $0.01 par value; authorized 100,000,000 shares;
       outstanding 51,009,054 shares at June 30, 2002 and
       50,865,729 shares at December 31, 2001.......................           517                516
     Additional paid-in capital.....................................       363,189            360,147
     Accumulated deficit............................................      (100,602)           (15,713)
     Accumulated other comprehensive loss...........................        (3,855)            (7,499)
     Treasury stock, at cost, 743,298 shares at June 30, 2002 and
       at December 31, 2001.........................................        (5,769)            (5,769)
     Unamortized restricted stock
  compensation.......................                                         (375)              (646)
                                                                      ------------      -------------
        Total stockholders' equity..................................       253,106            331,037
                                                                      ------------      -------------
             Total liabilities and stockholders' equity.............  $    299,486      $     383,171
                                                                      ============      =============



     See accompanying notes to unaudited consolidated financial statements.

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                             JUNE 30,                                JUNE 30,
                                                ------------------------------------    ----------------------------------
                                                        2002              2001               2002                2001
                                                --------------      --------------      --------------      --------------
Net sales...................................... $       22,850      $       59,868      $       53,063      $      102,277
Cost of sales..................................         20,365              39,621              43,617              65,789
                                                --------------      --------------      --------------      --------------
         Gross profit..........................          2,485              20,247               9,446              36,488
                                                --------------      --------------      --------------      --------------

Operating expenses:
   Research and development....................          8,667               7,659              15,688              15,196
   Marketing and sales.........................          2,775               2,737               5,305               5,587
   General and administrative..................          4,709               4,717               9,336               9,610
   Amortization of intangibles.................            321               1,185                 637               2,321
                                                --------------      --------------      --------------      --------------
          Total operating expenses.............         16,472              16,298              30,966              32,714
                                                --------------      --------------      --------------      --------------

Earnings (loss) from operations................        (13,987)              3,949             (21,520)              3,774

Interest expense...............................           (461)               (383)               (496)               (590)
Interest income................................            753               1,195               1,244               2,486
Other expense..................................           (207)               (407)               (343)               (100)
                                                --------------      --------------      --------------      --------------
Income (loss) before income taxes..............        (13,902)              4,354             (21,115)              5,570
Income tax expense.............................         63,511               1,370              60,840               2,396
                                                --------------      --------------      --------------      --------------
Net earnings (loss)............................        (77,413)              2,984             (81,955)              3,174
Preferred dividend.............................          1,479               1,395               2,934               2,785
                                                --------------      --------------      --------------      --------------
Net earnings (loss) applicable to
   common shares............................... $      (78,892)     $        1,589      $      (84,889)     $          389
                                                ==============      ==============      ==============      ==============

Basic earnings (loss) per common share......... $        (1.55)     $         0.03      $        (1.67)     $         0.01
                                                ==============      ==============      ==============      ==============

Weighted average number of
   common shares outstanding...................     50,971,486          50,891,153          50,931,384          50,909,476
                                                ==============      ==============      ==============      ==============

Diluted earnings (loss) per common share....... $        (1.55)     $         0.03      $        (1.67)     $         0.01
                                                ==============      ==============      ==============      ==============

Weighted average number of  diluted
   common shares outstanding...................     50,971,486          52,178,755          50,931,384          52,176,499
                                                ==============      ==============      ==============      ==============


     See accompanying notes to unaudited consolidated financial statements.

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    SIX MONTHS ENDED
                                                                        JUNE 30,
                                                               ----------------------------
                                                                   2002             2001
                                                               ----------       -----------
  Cash flows from operating activities:
       Net earnings (loss)..................................   $  (81,955)      $     3,174
       Depreciation and amortization........................        6,019             8,894
       Amortization of restricted stock and other
         stock compensation.................................          113               207
       Loss (gain) on disposal of fixed assets..............          264               (64)
       Bad debt expense.....................................          140               288
       Deferred income tax..................................       59,992                --
       Accounts and notes receivable........................       21,263           (10,392)
       Inventories..........................................        4,771            (6,816)
       Accounts payable and accrued expenses................       (9,274)            3,583
       Income taxes payable/receivable......................          335            (1,405)
       Other assets and liabilities.........................          556            (2,519)
                                                               ----------       -----------
             Net cash provided by (used in) operating
               activities...................................        2,224            (5,050)
                                                               ----------       -----------

  Cash flows from investing activities:
       Purchase of property, plant and equipment............       (1,932)           (2,830)
       Business acquisition.................................         (688)           (6,183)
       Cash of acquired business............................           --             2,032
                                                               ----------       -----------
             Net cash used in investing activities..........       (2,620)           (6,981)
                                                               ----------       -----------

  Cash flows from financing activities:
       Payments on long-term debt...........................       (1,102)             (966)
       Payments of preferred dividends......................         (275)             (275)
       Proceeds from exercise of stock options..............          551             1,736
       Proceeds from issuance of common stock...............          457               371
       Purchase of treasury stock...........................           --              (456)
                                                               ----------       -----------
             Net cash (used in) provided by financing
               activities...................................         (369)              410
                                                               ----------       -----------

       Effect of change in foreign currency exchange rates
         on cash and cash equivalents.......................        2,309               882
                                                               ----------       -----------
       Net decrease in cash and cash equivalents............        1,544           (10,739)
       Cash and cash equivalents at beginning of period.....      101,681            92,376
                                                               ----------       -----------
             Cash and cash equivalents at end of period.....   $  103,225       $    81,637
                                                               ==========       ===========

     See accompanying notes to unaudited consolidated financial statements.

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)    BASIS OF PRESENTATION

    The consolidated balance sheet of Input/Output, Inc. and its subsidiaries (collectively referred to as the "Company" or "I/O") at December 31, 2001 has been derived from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 2002, the consolidated statements of operations for the three and six months ended June 30, 2002 and 2001, and the consolidated statements of cash flows for the six months ended June 30, 2002 and 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal and recurring adjustments, which are necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the operating results for a full year or of future operations.

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

(2)    SEGMENT INFORMATION

    The Company evaluates and reviews results based on two segments, Land and Marine, to allow for increased visibility and accountability of costs and more focused customer service and product development. The Company measures segment operating results based on earnings (loss) from operations. A summary of segment information for the three and six months ended June 30, 2002 and 2001 is as follows (in thousands):

                                         THREE MONTHS ENDED                     SIX MONTHS ENDED
                                               JUNE 30,                              JUNE 30,
                                   ------------------------------        -----------------------------
                                        2002               2001               2002              2001
                                   -----------        -----------        -----------       -----------
Net sales:
     Land........................  $    10,823        $    44,228        $    28,434       $    72,041
     Marine......................       12,027             15,640             24,629            30,236
                                   -----------        -----------        -----------       -----------
     Total.......................  $    22,850        $    59,868        $    53,063       $   102,277
                                   ===========        ===========        ===========       ===========

Depreciation and amortization:
     Land........................  $     1,723        $     1,822        $     3,221       $     4,107
     Marine......................          346                839                780             1,752
     Corporate...................          958              1,468              2,018             3,035
                                   -----------        -----------        -----------       -----------
     Total.......................  $     3,027        $     4,129        $     6,019       $     8,894
                                   ===========        ===========        ===========       ===========

Operations:
     Land........................  $   (11,047)      $      5,652       $    (17,673)      $     5,981
     Marine......................        2,329              2,897              4,835             6,984
     Corporate...................       (5,269)            (4,600)            (8,682)           (9,191)
                                   -----------        -----------        -----------       -----------
     Total.......................  $   (13,987)      $      3,949       $    (21,520)      $     3,774
                                   ===========       ============       ============       ===========


                                            JUNE 30,         DECEMBER 31,
                                              2002               2001
                                          ------------       ------------
Total assets:
     Land...............................  $    122,663       $    139,978
     Marine.............................        64,034             62,422
     Corporate..........................       112,789            180,771
                                          ------------       ------------
     Total..............................  $    299,486       $    383,171
                                          ============       ============

                                              JUNE 30,         DECEMBER 31,
                                               2002               2001
                                           ------------       ------------
Total assets by geographic area:
      North America......................  $    253,481       $    340,375
      Europe.............................        46,005             42,796
                                           ------------       ------------
      Total..............................  $    299,486       $    383,171
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

    A summary of net sales by geographic area is as follows (in thousands):

                                          THREE MONTHS ENDED                    SIX MONTHS ENDED
                                               JUNE 30,                             JUNE 30,
                                   ------------------------------       ------------------------------
                                        2002              2001               2002             2001
                                   ------------      ------------       ------------      ------------
North America..................... $      7,621      $     27,255       $     18,685      $     47,839
Middle East.......................          487            15,060                847            21,175
Europe............................        8,355             5,802             16,313            11,116
Asia..............................        2,147             3,168              3,591             5,976
Former Soviet Union...............          803             7,703              6,884            10,780
Other.............................        3,437               880              6,743             5,391
                                   ------------      ------------       ------------      ------------
                                   $     22,850      $     59,868       $     53,063      $    102,277
                                   ============      ============       ============      ============

    Net sales are attributed to individual countries on the basis of the ultimate destination of the equipment, if known; if the ultimate destination is not known, it is based on the geographical location of initial shipment.

(3)    INVENTORIES

    A summary of inventories is as follows (in thousands):

                                             JUNE 30,         DECEMBER 31,
                                               2002               2001
                                           ------------       ------------
Raw materials............................. $     44,060       $     46,729
Work-in-process...........................        2,576              4,191
Finished goods............................       17,703             17,363
                                           ------------       ------------
                                           $     64,339       $     68,283
                                           ============       ============

    At June 30, 2002, some portion of the Company's inventory is in excess of near-term requirements based on the recent level of sales. Management has developed a program to reduce this inventory to more desirable levels over the near term and believes no loss will be incurred on its disposition in excess of current reserve estimates. Should the inventory reduction program not be successful, it is reasonably possible the estimated reserve could change and that the change could be material to the financial statements.

(4)    ACCOUNTS AND NOTES RECEIVABLE

    A summary of accounts receivable is as follows (in thousands):

                                                       JUNE 30,          DECEMBER 31,
                                                         2002                2001
                                                     ------------        -----------
Accounts receivable, principally trade.............. $     23,531        $    48,186
Allowance for doubtful accounts.....................       (1,087)            (1,752)
                                                     ------------        -----------
Accounts receivable, net............................ $     22,444        $    46,434
                                                     ============        ===========

    The original recorded investment in notes receivable, excluding accrued interest, for which a reserve has been recorded was $13.6 million at June 30, 2002. A summary of notes receivable, accrued interest and allowance for loan loss is as follows (in thousands):


                                                       JUNE 30,         DECEMBER 31,
                                                         2002               2001
                                                     ------------       ------------
Notes receivable and accrued interest................$     20,268       $     17,613
Less allowance for loan loss.........................     (10,671)           (10,735)
                                                     ------------       ------------
Notes receivable, net................................       9,597              6,878
Less current portion notes receivable, net...........       3,167              1,078
                                                     ------------       ------------
Long-term notes receivable...........................$      6,430       $      5,800
                                                     ============       ============

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

                                                               THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                    JUNE 30,                              JUNE 30,
                                                         -------------------------------       --------------------------------
                                                             2002               2001               2002               2001
                                                         ------------       ------------       -------------       ------------
Net earnings (loss) applicable to common shares........  $    (78,892)      $      1,589       $     (84,889)      $        389

Weighted average number of common shares outstanding...    50,971,486         50,891,153          50,931,384         50,909,476

Stock options and other common stock equivalents.......            --          1,287,602                  --          1,267,023
                                                         ------------       ------------        ------------       ------------

Weighted average number of diluted common shares
   outstanding.........................................    50,971,486         52,178,755          50,931,384         52,176,499
                                                         ============       ============       =============       ============

Basic earnings (loss) per common share.................  $      (1.55)      $       0.03       $       (1.67)      $       0.01
                                                         ============       ============       =============       ============

Diluted earnings (loss) per common share:                $      (1.55)      $       0.03       $       (1.67)      $       0.01
                                                         ============       ============       =============       ============

    At June 30, 2002, and 2001, 4,792,785 and 4,996,173 respectively, of common shares subject to stock options were considered anti-dilutive and not included in the calculation of diluted earnings (loss) per common share. In addition, the outstanding convertible preferred stock is considered anti-dilutive for all periods presented and is not included in the calculation of diluted earnings
(loss) per common share.

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

    On January 3, 2001, in connection with the acquisition of Pelton Company, Inc. ("Pelton"), the Company entered into a $3 million two-year unsecured promissory note payable to the former shareholder of Pelton, bearing interest at 8.5% per year. Principal is payable in quarterly payments of $0.4 million plus interest, with final payment due in February 2003. The unpaid balance at June 30, 2002 was $0.9 million.

    A summary of future principal obligations under the note payable and lease obligation is as follows (in thousands):

YEARS ENDED DECEMBER 31,
------------------------
2002.........................................  $      917
2003.........................................       1,264
2004.........................................         973
2005.........................................       1,184
2006.........................................       1,470
2007 and thereafter..........................      15,243
                                               ----------
Total........................................  $   21,051
                                               ==========

(7)    DEFERRED INCOME TAX

    The Company recorded a $68.4 million charge to establish an additional valuation allowance for its net deferred tax assets in the second quarter of fiscal year 2002. The valuation allowance was calculated in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 109, "Accounting for Income Taxes", which places primary importance on the Company's cumulative operating results in the most recent three-year period when assessing the need for a valuation allowance. Although management believes the Company's results for those periods were heavily affected by deliberate and planned business restructuring activities in response to the prolonged downturn in the seismic equipment market, as well as heavy expenditures on research and development primarily relating to the development of the Company's new VectorSeis(R) technology, the Company's cumulative loss in the most recent three-year period, including the net loss reported in the second quarter, represented sufficient negative evidence to establish an additional valuation allowance under the provisions of SFAS 109. The Company intends to maintain a full valuation allowance for its net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support reversal of the allowance.

    The establishment of this valuation allowance in no way affects the Company's ability to reduce future tax expense through utilization of net operating losses.

(8)    COMPREHENSIVE EARNINGS (LOSS)

    The components of comprehensive earnings (loss) are as follows (in thousands):

                                                     THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                          JUNE 30,                              JUNE 30,
                                               ------------------------------        ------------------------------
                                                   2002               2001               2002               2001
                                               -----------        -----------        -----------        -----------
Net earnings (loss).........................   $   (77,413)       $     2,984        $   (81,955)       $     3,174
Foreign currency translation adjustment.....         4,398             (1,425)             3,644             (2,885)
                                               -----------        -----------        -----------        -----------
Comprehensive earnings (loss)...............   $   (73,015)       $     1,559        $   (78,311)       $       289
                                               ===========        ===========        ===========        ===========

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

    The acquisition was accounted for by the purchase method, with the purchase price allocated to the fair value of assets purchased and liabilities assumed. The final allocation of the purchase price, including related direct costs, for the acquisition of Pelton is as follows (in thousands):


Fair values of assets and liabilities
  Net current assets..........................................   $       5,266
  Property, plant and equipment...............................             373
  Intangible assets...........................................           4,969
                                                                 -------------
          Total allocated purchase price......................          10,608
Less non-cash consideration -- note payable...................           3,000
Less cash of acquired business................................           2,032
                                                                 -------------
Cash paid for acquisition, net of cash acquired...............   $       5,576
                                                                 =============

    The consolidated results of operations of the Company include the results of Pelton from the date of acquisition. Pro-forma results prior to the acquisition date were not material to the Company's consolidated results of operations.

(10)  COMMITMENTS AND CONTINGENCIES

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

(11)  RECENT ACCOUNTING PRONOUNCEMENTS

    On January 1, 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets". Under SFAS 142, existing goodwill will no longer be amortized, but will be tested for impairment using a fair value approach. SFAS No. 142 requires goodwill to be tested for impairment at a level referred to as a reporting unit, generally one level lower than reportable segments. SFAS No. 142 requires the Company to perform the first goodwill impairment test on all reporting units within six months of adoption. The first step is to compare the fair value with the book value of a reporting unit. If the fair value of the reporting unit is less than its book value, the second step will be to calculate the impairment loss, if any. After the initial adoption, the Company will test goodwill for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company completed its initial periodic tests for impairment during the second quarter of 2002, which did not indicate any impairment of our goodwill.

    The following is a reconciliation of reported net income to adjusted net income subsequent to the adoption, from January 1, 2002 of SFAS No. 142 (in thousands):

                                                     THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                          JUNE 30,                               JUNE 30,
                                               -----------------------------         --------------------------------
                                                  2002               2001                 2002               2001
                                               ----------         ----------         -------------      -------------
Reported net earnings (loss) applicable to
   common shares.............................. $  (78,892)        $    1,589         $     (84,889)     $         389
Elimination of goodwill amortization..........         --                972                    --              1,896
                                               ----------         ----------         -------------      -------------
Adjusted net earnings loss applicable to
   common shares.............................. $  (78,892)        $    2,561         $     (84,889)     $       2,285
                                               ==========         ==========         =============      =============


(12)   SUBSEQUENT EVENTS

    On July 23, 2002, the Company acquired AXIS Geophysics, Inc., a seismic data service company based in Denver, Colorado. AXIS Geophysics provides specialized seismic data processing and integration services to major and independent exploration and production companies. The AXIS Interpretation-Ready Process(TM) ("IRP") integrates seismic and subsurface data to provide customers more accurate and higher quality data that can result in improved reservoir characterization.

    On August 6, 2002, the Company repurchased all of the 40,000 outstanding shares of its Series B Convertible Preferred Stock and all of the 15,000 outstanding shares of its Series C Convertible Preferred Stock (the "Preferred Stock") from the holder, SCF-IV, L.P. ("SCF"), a Houston-based private equity fund specializing in oil service investments. In exchange for the Preferred Stock, the Company paid SCF $30 million in cash at closing, issued SCF a $31 million unsecured promissory note due May 7, 2004 (the "Note") and granted SCF warrants to purchase 2,673,517 shares of the Company's common stock at $8.00 per share through August 5, 2005. The Note bears interest at 8% per year until May 7, 2003, at which time the interest rate will increase to 13%. Immediately preceding the closing of this transaction, David C. Baldwin, the elected representative of the holder of the Preferred Stock, resigned from the Company's board of directors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SUMMARY REVIEW AND OUTLOOK

    In response to prevailing seismic industry conditions, we have concentrated on lowering our cost structure, consolidating product offerings and reorganizing into a products-based operating structure. We continue to evaluate additional restructuring and cost control solutions with the goal of achieving sustained profitability throughout industry cycles as quickly as practicable. Implementing these solutions could result in additional charges against future earnings.

    We are uncertain about the development of demand for seismic services and equipment in the near term. Recent world events and a weakened world economy indicate that demand for seismic equipment in the remainder of the year will be less robust than last year. Despite current conditions, we currently believe that revenue and operating profits for the latter half of 2002 will modestly improve compared to the first half of 2002. We believe long term fundamentals for the sector remain strong and that we should be well-positioned to benefit from new product sales and the widely anticipated strengthening sector fundamentals as demand rebounds from cyclical lows.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

    Net Sales: Net sales of $22.9 million for the three months ended June 30, 2002 decreased $37.0 million, or 62%, compared to the corresponding period last year. The decrease is primarily due to decreased demand for products produced by our Land Division. Our Land Division's net sales decreased $33.4 million, or 76%, to $10.8 million primarily as a result of declining industry conditions. Our Marine Division's net sales decreased $3.6 million to $12.1 million, or 23%, compared to the corresponding period last year. Marine sales remain lackluster primarily due to over capacity in this sector and an abundance of marine library data.

    Cost of Sales: Cost of sales of $20.4 million for the three months ended June 30, 2002 decreased $19.3 million, or 49%, compared to the corresponding period last year. Cost of sales of our Land Division was $13.3 million and cost of sales of our Marine Division was $7.1 million. Cost of sales in the current quarter decreased as a result of the decrease in revenues offset partially by lower gross profit percentage on those revenues.

    Gross Profit and Gross Profit Percentage: Gross profit of $2.5 million for the three months ended June 30, 2002 decreased $17.8 million, or 88%, compared to the corresponding period last year. Gross profit percentage for the three months ended June 30, 2002 was 11% compared to 34% in the corresponding period last year. The decline in gross profit percentage is primarily due to under-absorbed manufacturing overhead, and to a lesser degree, severance for work force reductions.

    Research and Development: Research and development expense of $8.7 million for the three months ended June 30, 2002 increased $1.0 million, or 13%, compared to the corresponding period last year. Research and development expense remained at high levels as we develop a lightweight ground electronics system, ocean bottom system and next generation marine system that exploits our VectorSeis technology. The Company also incurred severance expenses and charges relating to the closure of our Austin, Texas software development facility in the current quarter.

    Marketing and Sales: Marketing and sales expense of $2.8 million for the three months ended June 30, 2002 remained relatively constant compared to the corresponding period last year due to severance expenses in the current quarter offset by lower commission expense.

    General and Administrative: General and administrative expense of $4.7 million for the three months ended June 30, 2002 remained constant compared to the corresponding period last year. This is primarily attributable to severance expenses in the current quarter offset by accruals for profit-based bonuses in the corresponding period last year for which no accrual has been recorded in the current quarter.

    Amortization of Intangibles: Amortization of intangibles of $0.3 million for the three months ended June 30, 2002 decreased $0.9 million, or 73%, compared to the corresponding period last year. The decrease in amortization of intangibles primarily relates to the implementation of SFAS No. 142 in the current year, which among other things precludes the amortization of goodwill.

    Total Other Income: Total net interest and other income of $0.1 million for the three months ended June 30, 2002 decreased $0.3 million, or 79%, compared to the corresponding period last year. The decease is primarily due to fluctuations in exchange rates and falling interest rates on cash balances.

    Income Tax Expense: Income tax expense of $63.5 million for the three months June 30, 2002 increased $62.1 million compared to the corresponding period last year. The increase is due to a charge of $68.4 million to establish an additional valuation allowance for deferred tax assets. Although management expects that we will generate sufficient taxable income in future years to fully utilize our net operating losses, such expectation is subject to a significant amount of risk and uncertainty. In accordance with SFAS 109, we established an additional valuation allowance for our net deferred tax assets based on our cumulative operating results in the most recent three year period. Our results in this period were heavily affected by deliberate and planned business restructuring activities in response to the prolonged downturn in the seismic equipment market, as well as heavy expenditures on research and development of our VectorSeis technology. Nevertheless, recent losses represented sufficient negative evidence to establish an additional valuation allowance. We will continue to reserve all of our net deferred tax assets and net operating loss carryforwards until we have sufficient evidence to warrant reversal. This valuation allowance in no way affects our ability to reduce future tax expense through utilization of net operating losses.

    Preferred Stock Dividends: Preferred stock dividends for the three months ended June 30, 2002 and 2001 are related to outstanding Series B and Series C Preferred Stock. We recognize the dividends as a charge to retained earnings at a stated rate of 8% per year, compounded quarterly (of which 7% is accounted for as a non-cash event recorded to additional paid-in capital so as to reflect potential dilution upon preferred stock conversion and 1% is paid as a quarterly cash dividend). The preferred stock dividend charge for the three months ended June 30, 2002 was $1.5 million, compared to $1.4 million for the corresponding period last year. As discussed in "-- Repurchase of Series B and Series C Preferred Stock", we repurchased the preferred stock on August 6, 2002.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

    Net Sales: Net sales of $53.1 million for the six months ended June 30, 2002 decreased $49.2 million, or 48%, compared to the corresponding period last year. The decrease is primarily due to decreased demand for products produced by our Land Division. Our Land Division's net sales decreased $43.6 million, or 61%, to $28.4 million primarily as a result of declining industry conditions. Our Marine Division's net sales decreased $5.6 million to $24.6 million, or 19%, compared to the prior year. Marine sales remain lackluster primarily due to over capacity in this sector and an abundance of marine library data.

    Cost of Sales: Cost of sales of $43.6 million for the six months ended June 30, 2002 decreased $22.2 million, or 34%, compared to the corresponding period last year. Cost of sales of our Land Division was $30.0 million and cost of sales of our Marine Division was $13.6 million. Cost of sales in the current quarter decreased as a result of the decrease in revenues, partially offset by lower gross profit percentage on those revenues.

    Gross Profit and Gross Profit Percentage: Gross profit of $9.4 million for the six months ended June 30, 2002 decreased $27.0 million, or 74%, compared to the corresponding period last year. Gross profit percentage for the six months ended June 30, 2002 was 18% compared to 36% in the prior year. The decline in gross profit percentage is primarily due to under-absorbed manufacturing overhead, and to a lesser degree, severance for work force reductions.

    Research and Development: Research and development expense of $15.7 million for the six months ended June 30, 2002 increased $0.5 million, or 3%, compared to the corresponding period last year. Research and development expense remained at high levels as we completed the final stages of VectorSeis commercialization and continue to develop a lightweight ground electronics system, ocean bottom system and next generation marine system and due to severance expenses and charges relating to the closure of our Austin, Texas software development facility in the current period.

    Marketing and Sales: Marketing and sales expense of $5.3 million for the six months ended June 30, 2002 decreased $0.3 million, or 5%, compared to the corresponding period last year. The decrease is primarily related to lower commission on sales partially offset by severance expenses in the current quarter.

    General and Administrative: General and administrative expense of $9.3 million for the six months ended June 30, 2002 decreased $0.3 million, or 3%, compared to the corresponding period last year. The decrease in general and administrative expense is primarily attributable to accruals for profit-based bonuses in the corresponding period last year for which no accrual has been recorded in the current period, offset by severance expenses in the current period.

    Amortization of Intangibles: Amortization of intangibles of $0.6 million for the six months ended June 30, 2002 decreased $1.7 million, or 73%, compared to the corresponding period last year. The decrease in amortization of intangibles primarily relates to the implementation of SFAS No. 142 in the current year, which among other things, precludes the amortization of goodwill.

    Total Other Income: Total net interest and other income of $0.4 million for the six months ended June 30, 2002 decreased $1.4 million, or 77%, compared to the corresponding period last year. The decease is primarily due to fluctuations in exchange rates and falling interest rates on cash balances.

    Income Tax Expense: Income tax expense of $60.8 million for the six months June 30, 2002 increased $58.4 million compared to the corresponding period last year. The increase is due to a charge of $68.4 million to establish an additional valuation allowance for deferred tax assets. See discussion of Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001 -- Income Tax Expense.

    Preferred Stock Dividends: Preferred stock dividends for the six months ended June 30, 2002 and 2001 are related to outstanding Series B and Series C Preferred Stock. We recognize the dividends as a charge to retained earnings at a stated rate of 8% per year, compounded quarterly (of which 7% is accounted for as a non-cash event recorded to additional paid-in capital so as to reflect potential dilution upon preferred stock conversion and 1% is paid as a quarterly cash dividend). The preferred stock dividend charge for the six months ended June 30, 2002 was $2.9 million, compared to $2.8 million for the corresponding period last year. As discussed in "-- Repurchase of Series B and Series C Preferred Stock", we repurchased the preferred stock on August 6, 2002.

LIQUIDITY AND CAPITAL RESOURCES

    We have typically financed operations from internally generated cash and funds from equity financings. Cash and cash equivalents were $103.2 million at June 30, 2002, an increase of $1.5 million, or 2%, compared to December 31, 2001. The increase is due to cash flows provided by operating activities and changes in foreign currency exchange rates, partially offset by cash flows used in investing activities. Net cash provided by operating activities was $2.2 million for the six months ended June 30, 2002 compared to the net cash used in operating activities of $5.1 million for the corresponding period last year. Positive operating cash flows were primarily due to a decrease in accounts receivable, partially offset by decreases in accounts payable and accrued expenses.

    Net cash used in investing activities was $2.6 million for the six months ended June 30, 2002 compared to net cash used in investing activities of $7.0 million for the corresponding period last year. The principal investing activities were capital expenditure projects. Planned capital expenditures for 2002 are approximately $9.9 million, including the purchase of advanced manufacturing machinery and additions of VectorSeis equipment for use in acquiring seismic data in conjunction with our North American alliance partner. Capital expenditures could increase should the Company enter into additional similar alliances to commercialize VectorSeis. We will reevaluate our capital expenditure plans for 2002 if industry conditions do not evolve as we anticipate.

    Net cash used in financing activities was $0.4 million for the six months ended June 30, 2002 compared to net cash provided by financing activities of $0.4 million for the corresponding period last year. The principal use was repayment of long-term debt and capital lease obligations offset by proceeds from issuance of common stock and exercise of stock options.

    On August 6, 2002, we repurchased all of the outstanding shares of Series B Preferred Stock and Series C Preferred Stock from the holder thereof for $30 million in cash, a $31 million unsecured promissory note due May 7, 2004 and a warrant to purchase 2,673,517 shares of our common stock at $8.00 per share through August 5, 2005. The note bears interest at 8 percent per annum until May 7, 2003, at which time the interest rate will increase to 13 percent. At August 9, 2002, we had approximately $71 million in unrestricted cash. See "-- Repurchase of Series B and Series C Preferred Stock".

    We believe the combination of existing working capital, current cash on hand and access to other financing sources will be adequate to meet anticipated capital and liquidity requirements for the foreseeable future.

REPURCHASE OF SERIES B AND SERIES C PREFERRED STOCK

    On August 6, 2002, we repurchased all of the 40,000 outstanding shares of its Series B Convertible Preferred Stock and all of the 15,000 outstanding shares of its Series C Convertible Preferred Stock from SCF-IV, L.P., a Houston-based private equity fund specializing in oil service investments. In exchange for the Preferred Stock, we paid SCF $30 million in cash at closing, issued SCF a $31 million unsecured promissory note due May 7, 2004 and granted SCF warrants to purchase 2,673,517 shares of our common stock at $8.00 per share through August 5, 2005. The Note bears interest at 8% per annum until May 7, 2003, at which time the interest rate will increase to 13%. Immediately preceding the closing of this transaction, David C. Baldwin, the elected representative of the holder of the Preferred Stock, resigned from our board of directors.

    The Preferred Stock was issued in 1999, at a purchase price of $1,000 per share (the "Stated Value"), for an aggregate of $55 million. Since that time, the Preferred Stock has earned an 8 percent dividend, of which we paid 1% quarterly in cash and we accrued the balance to increase the Adjusted Stated Value ($1,000 per share Stated Value plus accrued and unpaid dividends) of the Preferred Stock. The Adjusted Stated Value of the Preferred Stock as reflected in the equity section of the Company's June 30, 2002 balance sheet was $68.3 million. The comparable Adjusted Stated Value of the Preferred Stock as of August 6, 2002, was $68.8 million.

    The Preferred Stock became convertible at the option of SCF on May 7, 2002. Under its terms, the number of shares into which the Preferred Stock would have been convertible is the greater of (i) Stated Value divided by approximately $8.14 per share or (ii) Adjusted Stated Value divided by the average market price of our common stock during the ten-day trading period immediately prior to conversion. We had the right, without the holder's consent, to redeem for cash up to one-half of any Preferred Stock tendered for conversion based on the Adjusted Stated Value of such Preferred Stock on the conversion date. If SCF had converted all of the Preferred Stock on August 6, 2002, and we had declined to exercise our redemption rights, SCF would have received about 9.2 million shares of our common stock, representing 15.3% of the total outstanding common stock of the Company after giving effect to the conversion.

    Under the terms of a registration rights agreement, SCF has the right to demand that we file a registration statement for the resale of the shares of Common Stock SCF acquires upon exercise of the warrant. Sales or the availability for sale of a substantial number of our shares of Common Stock in the public market could adversely affect the market price for our Common Stock.

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

CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD-LOOKING STATEMENTS

    We have made statements in this report which constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Examples of forward-looking statements in this report include statements regarding:

    o our expected revenues, operating profit and net income for 2002 or the six months ended December 31, 2002;

    o  future demand for seismic equipment and services;

    o  future commodity prices;

    o  future economic conditions;

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

    In recent years our competitors have expanded or improved their product lines, which has adversely affected our results of operations. For instance, one competitor recently introduced a lightweight land seismic system which we believe has made our current land system more difficult to sell at acceptable margins. In addition, one of our competitors has introduced a marine solid streamer product that competes with our oil-filled product. Our net sales of marine streamers have been, and will continue to be, adversely affected by customer preferences for solid products. We currently intend to commercially release a marine solid streamer in the fourth quarter of this year. We can not assure you, however, that we will find a cost-effective way to market a solid streamer product or that we will be able to compete effectively in the future for sales of marine streamers.

    Further consolidation among our significant customers could materially and adversely affect us. A relatively small number of customers account for the majority of our net sales in any period. During the prior year ended December 31, 2001, three customers (WesternGeco, Veritas and PGS) accounted for approximately 51% of our net sales. In recent years, our customers have been rapidly consolidating, shrinking the demand for our products. The loss of any of our significant customers to further consolidation or otherwise could materially and adversely affect our results of operations and financial condition.

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

    We derive a substantial amount of our net sales from foreign sales which pose additional risks. Sales to customers outside of the United States and Canada accounted for approximately 65% of our consolidated net sales for the six months ended June 30, 2002. United States export restrictions affect the types and specifications of products we can export. Additionally, to complete certain sales,

United States laws may require us to obtain export licenses and there can be no assurance that we will not experience difficulty in obtaining such licenses. Operations and sales in countries other than the United States are subject to various risks peculiar to each country. With respect to any particular country, these risks may include:

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

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    On August 6, 2002, we repurchased all of the 40,000 outstanding shares of its Series B Convertible Preferred Stock and all of the 15,000 outstanding shares of its Series C Convertible Preferred Stock from SCF-IV, L.P., a Houston-based private equity fund specializing in oil service investments. We relied on Section 4(2) of the Securities Act of 1933 as an exemption from registration of the transaction because we only negotiated with one sophisticated party. In exchange for the Preferred Stock, we paid SCF $30 million in cash at closing, issued SCF a $31 million unsecured promissory note due May 7, 2004 and granted SCF warrants to purchase 2,673,517 shares of our common stock at $8.00 per share through August 5, 2005. The Note bears interest at 8% per annum until May 7, 2003, at which time the interest rate will increase to 13%. The note prohibits dividends to be paid in cash on our equity securities while the note is outstanding. Immediately preceding the closing of this transaction, David C. Baldwin, the elected representative of the holder of the Preferred Stock, resigned from our board of directors.

    The Preferred Stock was issued in 1999 at a purchase price of $1,000 per share (the "Stated Value"), for an aggregate of $55 million. Since that time, the Preferred Stock has earned an 8 percent dividend, of which we paid 1% quarterly in cash and we accrued the balance to increase the Adjusted Stated Value ($1,000 per share Stated Value plus accrued and unpaid dividends) of the Preferred Stock. The Adjusted Stated Value of the Preferred Stock as reflected in the equity section of the Company's June 30, 2002 balance sheet was $68.3 million. The comparable Adjusted Stated Value of the Preferred Stock as of August 6, 2002, was $68.8 million.

    The Preferred Stock became convertible at the option of SCF on May 7, 2002. Under its terms, the number of shares into which the Preferred Stock would have been convertible is the greater of (i) Stated Value divided by approximately $8.14 per share or (ii) Adjusted Stated Value divided by the average market price of our common stock during the ten-day trading period immediately prior to conversion. We had the right, without the holder's consent, to redeem for cash up to one-half of any Preferred Stock tendered for conversion based on the Adjusted Stated Value of such Preferred Stock on the conversion date. If SCF had converted all of the Preferred Stock on August 6, 2002, and we had declined to exercise its redemption rights, SCF would have received about 9.2 million shares of our common stock, representing 15.3% of the total outstanding common stock of the Company after giving effect to the conversion.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    We held our annual meeting of stockholders in Stafford, Texas on May 21,2002. The following sets forth matters submitted to a vote of stockholders at the annual meeting:

    (a) Two directors were elected to our Board of Directors, each to serve until our annual meeting in 2004 and until their respective successors have been elected and qualified. Two directors were elected to our Board of Directors, each to serve until our annual meeting in 2005 and until their respective successors have been elected and qualified. One director was elected to our Board of Directors to serve until our annual meeting in 2003 and until his successor has been elected and qualified. The following four individuals were elected to the Board of Directors by the holders of our common stock and our Series B and Series C Convertible Preferred Stock, voting together:

                 Nominee                            For             Withheld
                 -------                            ---             --------
                 Timothy J. Probert.................51,217,998        2,077,898
                 Franklin Myers.....................40,015,287       13,280,609
                 Robert P. Peebler..................51,611,661        1,684,235
                 Sam K. Smith.......................39,345,860       13,950,036

        The holder of our Series B and Series C Preferred Stock elected David C. Baldwin to our Board of Directors. Mr. Baldwin was elected by a vote of 55,000 shares of Series B and Series C Preferred Stock, being all of the outstanding shares of Series B and Series C Preferred Stock outstanding.

    (b) The stockholders ratified the appointment of PricewaterhouseCoopers, LLP to audit our financial statements for the year ending December 31, 2002 by a vote of 51,779,215 shares of common stock, Series B Preferred Stock and Series C Preferred Stock, voting together, being more than a majority of the outstanding shares of common stock, Series B Preferred Stock and Series C Preferred Stock, voting together, with 1,478,784 shares voting against and 37,897 shares abstaining.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.

                 Exhibit
                 Number            Description
                 --------          -----------
                  99.1             Certification of Timothy J. Probert, Chief
                                   Executive Officer, Pursuant to 18 U.S.C.
                                   Section 1350.

                  99.2 Certification of C. Robert Bunch, Chief Administrative Officer, Pursuant to 18 U.S.C.
                                   Section 1350.

     (b) Reports on Form 8-K.

         On August 13, 2002, we filed a Current Report on Form 8-K reporting under Item 5. Other Events the repurchase of our series B and Series C Preferred Stock.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Stafford, State of Texas, on August 14, 2002.

                                       INPUT/OUTPUT, INC.


                                       By /s/ MARTIN B. DECAMP
                                          ------------------------------
                                          Vice President-Accounting

                                  EXHIBIT INDEX



      Exhibit
      Number            Description
      --------          -----------
       99.1             Certification of Timothy J. Probert, Chief Executive
                        Officer, Pursuant to 18 U.S.C. Section 1350.

       99.2 Certification of C. Robert Bunch, Chief Administrative Officer, Pursuant to 18 U.S.C. Section 1350.