Form 10-Q
period 2002-09-30
INPUT OUTPUT INC
filed 2002-11-14
CIK 866609

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [ ]

At November 8, 2002 there were 51,118,939 shares of common stock, par value $0.01 per share, outstanding.

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                                                                    Page
PART I.          Financial Information.

Item 1.          Financial Statements.

                 Consolidated Balance Sheets
                    September 30, 2002 (unaudited) and December 31, 2001.........     3

                 Consolidated Statements of Operations
                    Three and nine months ended September 30, 2002 (unaudited)
                    and September 30, 2001 (unaudited)...........................     4

                 Consolidated Statements of Cash Flows
                    Nine months ended September 30, 2002 (unaudited) and
                    September 30, 2001 (unaudited)...............................     5

                 Notes to Unaudited Consolidated Financial Statements............     6

Item 2.          Management's Discussion and Analysis of Results of
                    Operations and Financial Condition...........................    12

Item 3.          Quantitative and Qualitative Disclosures about Market Risk......    20

Item 4.          Controls and Procedures.........................................    20

PART II.         Other Information.                                                  21

Item 2.          Changes in Securities and Use of Proceeds.......................    21

Item 6.          Exhibits and Reports on Form 8-K................................    21

                 Certifications..................................................    24

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                     (UNAUDITED)
                                                                    SEPTEMBER 30,    DECEMBER 31,
                                                                        2002             2001
                                                                    -------------    ------------
                              ASSETS
Current assets:
   Cash and cash equivalents......................................  $      73,330    $    101,681
   Restricted cash................................................            148             221
   Accounts receivable, net.......................................         21,716          46,434
   Current portion notes receivable, net..........................          3,293           1,078
   Inventories....................................................         55,778          68,283
   Deferred income tax asset......................................             --          15,083
   Prepaid expenses...............................................          2,738           3,115
                                                                    -------------    ------------
           Total current assets...................................        157,003         235,895
Notes receivable..................................................          6,393           5,800
Deferred income tax asset.........................................             --          40,745
Property, plant and equipment, net................................         38,881          47,538
Goodwill, net.....................................................         33,731          45,584
Other assets, net.................................................          8,344           7,609
                                                                    -------------    ------------
           Total assets...........................................  $     244,352    $    383,171
                                                                    =============    ============

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt...........................  $       2,496    $      2,312
   Accounts payable...............................................          9,426          10,169
   Accrued expenses...............................................         24,001          18,814
                                                                    -------------    ------------
           Total current liabilities..............................         35,923          31,295
Long-term debt, net of current maturities.........................         51,883          20,088
Other long-term liabilities.......................................            833             751
Stockholders' equity:
   Cumulative convertible preferred stock, $0.01 par value;
     authorized 5,000,000 shares; issued and outstanding 55,000 shares at December 31, 2001 (liquidation value of $55
     million at December 31, 2001). Shares were repurchased on
     August 6, 2002...............................................             --               1
   Common stock, $0.01 par value; authorized 100,000,000 shares;
     outstanding 51,118,939 shares at September 30, 2002 and
     50,865,729 shares at December 31, 2001.......................            519             516
   Additional paid-in capital.....................................        295,731         360,147
   Accumulated deficit............................................       (130,015)        (15,713)
   Accumulated other comprehensive loss...........................         (4,434)         (7,499)
   Treasury stock, at cost, 743,298 shares at September 30, 2002
     and at December 31, 2001.....................................         (5,769)         (5,769)
   Unamortized restricted stock compensation......................           (319)           (646)
                                                                    -------------    ------------
     Total stockholders' equity...................................        155,713         331,037
                                                                    -------------    ------------
           Total liabilities and stockholders' equity.............  $     244,352    $    383,171
                                                                    =============    ============

     See accompanying notes to unaudited consolidated financial statements.

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                               SEPTEMBER 30,                           SEPTEMBER 30,
                                                     ---------------------------------      ----------------------------------
                                                          2002               2001                2002                2001
                                                     --------------     --------------      --------------      --------------
Net sales......................................      $       28,539     $       58,647      $       81,602      $      160,924
Cost of sales..................................              24,767             41,123              68,384             106,912
                                                     --------------     --------------      --------------      --------------
         Gross profit..........................               3,772             17,524              13,218              54,012
                                                     --------------     --------------      --------------      --------------

Operating expenses:
   Research and development....................               6,750              6,699              22,438              21,895
   Marketing and sales.........................               2,625              2,857               7,930               8,444
   General and administrative..................               5,366              4,491              14,702              14,101
   Amortization of intangibles.................                 370              1,225               1,007               3,546
   Impairment of goodwill and long-lived assets              20,992                 --              20,992                  --
                                                     --------------     --------------      --------------      --------------
         Total operating expenses..............              36,103             15,272              67,069              47,986
                                                     --------------     --------------      --------------      --------------

Earnings (loss) from operations................             (32,331)             2,252             (53,851)              6,026

Interest expense...............................              (1,247)               (55)             (1,743)               (645)
Interest income................................                 511              1,388               1,755               3,874
Other income...................................               1,824                158               1,481                  58
                                                     --------------     --------------      --------------      --------------
Income (loss) before income taxes..............             (31,243)             3,743             (52,358)              9,313
Income tax expense (benefit)...................                 157               (352)             60,997               2,044
                                                     --------------     --------------      --------------      --------------
Net earnings (loss)............................             (31,400)             4,095            (113,355)              7,269
Preferred dividend.............................              (1,987)             1,416                 947               4,201
                                                     --------------     --------------      --------------      --------------
Net earnings (loss) applicable to
   common shares...............................      $      (29,413)    $        2,679      $     (114,302)     $        3,068
                                                     ==============     ==============      ==============      ==============

Basic earnings (loss) per common share.........      $        (0.58)    $         0.05      $        (2.24)     $         0.06
                                                     ==============     ==============      ==============      ==============

Weighted average number of
   common shares outstanding...................          51,090,776         51,319,419          50,985,098          51,179,516
                                                     ==============     ==============      ==============      ==============

Diluted earnings (loss) per common share.......      $        (0.58)    $         0.05      $        (2.24)     $         0.06
                                                     ==============     ==============      ==============      ==============

Weighted average number of diluted
   common shares outstanding...................          51,090,776         52,413,427          50,985,098          52,444,450
                                                     ==============     ==============      ==============      ==============

     See accompanying notes to unaudited consolidated financial statements.

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                             -----------------------------
                                                                 2002              2001
                                                             -----------        ----------
Cash flows from operating activities:
     Net earnings (loss)..................................    $(113,355)         $  7,269
     Depreciation and amortization........................        9,424            13,123
     Impairment of goodwill and long-lived assets.........       20,992                --
     Fair value adjustment of warrant obligation..........       (2,345)               --
     Amortization of restricted stock and other stock
      compensation........................................          169               177
     Loss on disposal of fixed assets.....................          762                --
     Bad debt expense (collections).......................          242              (514)
     Deferred income tax..................................       59,992              (385)
     Accounts and notes receivable........................       22,437           (18,682)
     Inventories..........................................       13,253            (1,383)
     Accounts payable and accrued expenses................       (6,411)            3,493
     Income taxes payable/receivable......................          423            (1,842)
     Other assets and liabilities.........................        1,520               351
                                                              ---------          --------
           Net cash provided by operating activities......        7,103             1,607
                                                              ---------          --------

Cash flows from investing activities:
     Purchase of property, plant and equipment............       (4,183)           (4,646)
     Business acquisitions................................       (3,129)           (7,223)
     Cash of acquired businesses..........................          501             2,032
                                                              ---------          --------
           Net cash used in investing activities..........       (6,811)           (9,837)
                                                              ---------          --------

Cash flows from financing activities:
     Proceeds from issuance of debt.......................           --            18,837
     Payments on long-term debt...........................       (1,743)           (8,842)
     Payments of preferred dividends......................         (411)             (413)
     Proceeds from exercise of stock options..............          989             1,956
     Proceeds from issuance of common stock...............          825               768
     Repurchase of preferred stock........................      (30,000)               --
     Purchase of treasury stock...........................           --              (425)
                                                              ---------          --------
           Net cash (used in) provided by financing
            activities....................................      (30,340)           11,881
                                                              ---------          --------

     Effect of change in foreign currency exchange rates
      on cash and cash equivalents........................        1,697                33
                                                              ---------          --------
     Net (decrease) increase in cash and cash equivalents.      (28,351)            3,684
     Cash and cash equivalents at beginning of period.....      101,681            92,376
                                                              ---------          --------
           Cash and cash equivalents at end of period.....    $  73,330          $ 96,060
                                                              =========          ========

    See accompanying notes to unaudited consolidated financial statements.

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION

      The consolidated balance sheet of Input/Output, Inc. and its subsidiaries (collectively referred to as the "Company" or "I/O") at December 31, 2001 has been derived from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at September 30, 2002, the consolidated statements of operations for the three and nine months ended September 30, 2002 and 2001, and the consolidated statements of cash flows for the nine months ended September 30, 2002 and 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal and recurring adjustments, which are necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the operating results for a full year or of future operations.

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

(2)      SEGMENT INFORMATION

      The Company evaluates and reviews results based on two segments, Land and Marine, to allow for increased visibility and accountability of costs and more focused customer service and product development. The Company measures segment operating results based on earnings (loss) from operations. A summary of segment information for the three and nine months ended September 30, 2002 and 2001 is as follows (in thousands):

                                             THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                SEPTEMBER 30,                         SEPTEMBER 30,
                                       -----------------------------           --------------------------
                                          2002                2001               2002              2001
                                       --------             --------           --------          --------
Net sales:
    Land.........................      $ 16,435              $48,063           $ 44,869          $120,104
    Marine.......................        12,104               10,584             36,733            40,820
                                       --------              -------           --------          --------
    Total........................      $ 28,539              $58,647           $ 81,602          $160,924
                                       ========              =======           ========          ========

Depreciation and amortization:
    Land.........................      $  1,898              $ 2,309           $  5,118          $  6,416
    Marine.......................           346                  846              1,126             2,598
    Corporate....................         1,162                1,074              3,180             4,109
                                       --------              -------           --------          --------
    Total........................      $  3,406              $ 4,229           $  9,424          $ 13,123
                                       ========              =======           ========          ========

Earnings (loss) from
   operations:
     Land........................      $(26,534)             $ 5,564           $(42,187)         $ 11,545
     Marine......................           296                1,603              5,917             8,587
     Corporate...................        (6,093)              (4,915)           (17,581)          (14,106)
                                       --------              -------           --------          --------
     Total.......................      $(32,331)             $ 2,252           $(53,851)         $  6,026
                                       ========              =======           ========          ========

                                     SEPTEMBER 30,        DECEMBER 31,
                                         2002                2001
                                     -------------        ------------
Total assets:
     Land.........................     $ 96,949             $139,978
     Marine.......................       61,525               62,422
     Corporate....................       85,878              180,771
                                       --------             --------
     Total........................     $244,352             $383,171
                                       ========             ========

                                      SEPTEMBER 30,        DECEMBER 31,
                                          2002                2001
                                     -------------        ------------
Total assets by geographic area:
     North America................     $205,128             $340,375
     Europe.......................       39,224               42,796
                                       --------             --------
     Total........................     $244,352             $383,171
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

      A summary of net sales by geographic area is as follows (in thousands):

                                                 THREE MONTHS ENDED          NINE MONTHS ENDED
                                                    SEPTEMBER 30,              SEPTEMBER 30,
                                                --------------------       ---------------------
                                                  2002         2001          2002         2001
                                                -------      -------       -------      --------
North America...........................        $10,503      $18,228       $29,188      $ 66,067
Middle East.............................            385       12,154         1,232        33,329
Europe..................................          8,617        9,020        24,930        20,136
Asia....................................          5,217        8,515         8,808        14,491
Former Soviet Union.....................            690        5,376         7,574        16,156
Other...................................          3,127        5,354         9,870        10,745
                                                -------      -------       -------      --------
                                                $28,539      $58,647       $81,602      $160,924
                                                =======      =======       =======      ========

      Net sales are attributed to individual countries on the basis of the ultimate destination of the equipment, if known; if the ultimate destination is not known, it is based on the geographical location of initial shipment.

(3)      INVENTORIES

      A summary of inventories is as follows (in thousands):

                                          SEPTEMBER 30,        DECEMBER 31,
                                              2002                2001
                                         --------------        ------------
Raw materials.........................       $38,602             $46,729
Work-in-process.......................         2,603               4,191
Finished goods........................        14,573              17,363
                                             -------             -------
                                             $55,778             $68,283
                                             =======             =======

      During the third quarter of 2002, the Company recorded an inventory obsolescence charge of approximately $3.8 million. This charge was primarily related to the discontinuance of certain analog land seismic and marine positioning products, and to a lesser extent, inventory determined to be in excess of the Company's near-term requirements. For the year ended December 31, 2001, the Company recorded total inventory obsolescence charges of approximately $3.6 million.

(4)      ACCOUNTS AND NOTES RECEIVABLE

      A summary of accounts receivable is as follows (in thousands):

                                                SEPTEMBER 30,      DECEMBER 31,
                                                    2002               2001
                                                -------------      ------------
Accounts receivable, principally trade.......      $23,306          $48,186
Allowance for doubtful accounts..............       (1,590)          (1,752)
                                                   -------          -------
Accounts receivable, net.....................      $21,716          $46,434
                                                   =======          =======

      The original recorded investment in notes receivable, excluding accrued interest, for which a reserve has been recorded was $13.6 million at September 30, 2002. A summary of notes receivable, accrued interest and allowance for loan loss is as follows (in thousands):

                                                SEPTEMBER 30,     DECEMBER 31,
                                                    2002             2001
                                                -------------     ------------
Notes receivable and accrued interest.........    $ 20,144         $ 17,613
Less allowance for loan loss..................     (10,458)         (10,735)
                                                  --------         --------
Notes receivable, net.........................       9,686            6,878
Less current portion notes receivable, net....       3,293            1,078
                                                  --------         --------
Long-term notes receivable....................    $  6,393         $  5,800
                                                  ========         ========

(5)      GOODWILL AND OTHER INTANGIBLE ASSETS

      On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets". Under SFAS
No. 142, existing goodwill will no longer be amortized, but will be tested for impairment using a fair value approach. SFAS No. 142 requires goodwill to be tested for impairment at a level referred to as a reporting unit, generally one level lower than reportable segments. SFAS No. 142 required the Company to perform the first goodwill impairment test on all reporting units within six months of adoption. The first step was to compare the fair value with the book value of a reporting unit. If the fair value of the reporting unit was less than its book value, the second step was to calculate the impairment loss, if any. The Company will test goodwill for impairment on an annual basis.
Goodwill will be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company completed its initial periodic tests for impairment during the second quarter of 2002, which did not indicate any impairment of goodwill.

      During the third quarter of 2002, the Company performed an interim impairment test on the Company's analog land seismic reporting unit. This reporting unit represents our traditional analog geophones, vehicles and vibrators, cables and connectors. The need for an interim impairment test was predicated upon the success of new our VectorSeis(R) digital sensor technology, the continuing weakness in the traditional analog land seismic markets and the precarious financial condition of many of the North American land seismic contractors. The results of the impairment test indicated that all of the goodwill associated with the Company's analog land seismic reporting unit was impaired. Therefore an impairment charge of $15.1 million was recorded in the third quarter of 2002. The Company determined the fair value of the reporting unit using a discounted future returns valuation method.

      The following is a reconciliation of reported net income to adjusted net income subsequent to the adoption of SFAS No. 142 (in thousands):

                                                     THREE MONTHS ENDED                NINE MONTHS ENDED
                                                        SEPTEMBER 30,                     SEPTEMBER 30,
                                                  -------------------------        --------------------------
                                                    2002            2001              2002             2001
                                                  ---------       ---------        ----------       ---------
Reported net earnings (loss) applicable to
   common shares................................  $(29,413)         $2,679         $(114,302)         $3,068
Elimination of goodwill amortization............        --             972                --           2,868
                                                  --------          ------         ---------          ------
Adjusted net earnings (loss) applicable to
   common shares................................  $(29,413)         $3,651         $(114,302)         $5,936
                                                  ========          ======         =========          ======

(6)      IMPAIRMENT OF FACILITIES

      In the third quarter of 2002, the Company continued to take steps to reduce the Company's overall cost structure. As part of these steps the Company will combine its two Colorado-based operations into one location and will close its Alvin, Texas manufacturing facility. Due to the planned closure of the Alvin, Texas manufacturing facility, the Company performed an impairment test in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". As a result of the impairment test, the facility and certain related manufacturing equipment was considered impaired and the Company recorded an impairment charge of approximately $5.3 million in the third quarter of 2002. The method of determining fair value was primarily based upon quoted market prices for the facility and forecasted negative cash flows during the interim period prior to closure. In addition, the Company recorded a charge of $0.6 million for the closure of its Louisville, Colorado facility, which primarily relates to the future non-cancelable lease obligation.

(7)      NON-CASH ACTIVITY

      In August 2002, the Company repurchased all of the 40,000 outstanding shares of its Series B Convertible Preferred Stock and all of the 15,000 outstanding shares of its Series C Convertible Preferred Stock (the "Preferred Stock"). In exchange for the Preferred Stock, the Company paid $30.0 million in cash at closing, issued a $31.0 million unsecured promissory note due May 7, 2004 (the "Note") and granted warrants to purchase 2,673,517 shares of the Company's common stock at $8.00 per share through August 5, 2005. See Note 14.

(8)      EARNINGS (LOSS) PER COMMON SHARE

      Basic earnings (loss) per common share is computed by dividing net earnings (loss) applicable to common stock by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is determined based upon the assumption that outstanding dilutive stock options have been exercised and the aggregate proceeds were used to reacquire common stock using the average price of such common stock for the period. The following table summarizes the calculation of weighted average number of common shares outstanding and weighted average number of diluted common shares outstanding for purposes of the computation of basic earnings (loss) per common share and diluted earnings (loss) per common share (in thousands, except share and per share amounts):

                                                              THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                          SEPTEMBER 30,
                                                         -----------------------------         --------------------------------
                                                             2002             2001                 2002                 2001
                                                         ------------      -----------         ------------         -----------
Net earnings (loss) applicable to common shares........  $   (29,413)      $     2,679         $  (114,302)         $     3,068

Weighted average number of common shares
   outstanding.........................................   51,090,776        51,319,419          50,985,098           51,179,516

Stock options and other common stock equivalents.......           --         1,094,008                  --            1,264,934
                                                         -----------       -----------         -----------          -----------
Weighted average number of diluted common shares
   outstanding.........................................   51,090,776        52,413,427          50,985,098           52,444,450
                                                         ===========       ===========         ===========          ===========

Basic earnings (loss) per common share.................  $     (0.58)      $      0.05         $     (2.24)         $      0.06
                                                         ===========       ===========         ===========          ===========

Diluted earnings (loss) per common share:                $     (0.58)      $      0.05         $     (2.24)         $      0.06
                                                         ===========       ===========         ===========          ===========

      At September 30, 2002, and 2001, 5,502,343 and 4,971,315 respectively, of common shares subject to stock options were considered anti-dilutive and not included in the calculation of diluted earnings (loss) per common share. In August 2002, the Company repurchased all outstanding shares of its Series B and Series C Convertible Preferred Stock (the "Preferred Stock"). As part of the repurchase the Company granted warrants to purchase 2,673,517 shares of the Company's common stock at $8.00 per share through August 5, 2005. The Preferred Stock and warrants are considered anti-dilutive for all periods outstanding and are not included in the calculation of diluted earnings (loss) per common share.

(9)      LONG TERM DEBT

      In August 2002 in connection with the repurchase of Preferred Stock, the Company issued a $31.0 million unsecured promissory note due May 7, 2004, bearing interest at 8% per year until May 7, 2003, at which time the interest rate will increase to 13%. Interest is payable in quarterly payments, with all principal and unpaid interest due on May 7, 2004. The Company records interest on this note at an effective rate of approximately 11% per year over the life of the note. Should the Company redeem the note early, any excess accrued interest would be recorded as an adjustment of interest expense during the period the note is redeemed. The note restricts cash dividends in excess of $5.0 million per year while the note is outstanding.

      In July 2002, in connection with the acquisition of AXIS Geophysics, Inc. ("AXIS"), the Company entered into a $2.5 million three year unsecured promissory note payable to the former shareholders of AXIS, bearing interest at 4.34% per year. Principal is payable in quarterly payments of $0.2 million plus interest, with final payment due in July 2005. The unpaid balance at September 30, 2002 was $2.5 million.

      In January 2001, in connection with the acquisition of Pelton Company, Inc. ("Pelton"), the Company entered into a $3.0 million two-year unsecured promissory note payable to the former shareholder of Pelton, bearing interest at 8.5% per year. Principal is payable in quarterly payments of $0.4 million plus interest, with final payment due in February 2003. The unpaid balance at September 30, 2002 was $0.8 million.

      In August 1996, the Company obtained a $12.5 million, ten-year term loan collateralized by certain land and buildings. The term loan bore interest at a fixed rate of 7.875% per year and was repayable in equal monthly installments of principal and interest of $151,439. On August 20, 2001, the Company sold the same land and buildings for $21 million. As part of the transaction, the Company repaid the ten-year term loan. Simultaneous to the sale and loan repayment, the Company entered into a non-cancelable lease with the purchaser of the property. The lease has a twelve-year term with three consecutive options to extend the lease for five years each. The Company has no purchase option pursuant to the lease. As a result of the lease terms, the commitment is recorded as a twelve year $21 million lease obligation with an implicit interest rate of 9.1%. The Company paid $1.7 million in commissions and professional fees which have been recorded as deferred financing costs and are being amortized over the twelve year term of the obligation.

      A summary of future principal obligations under the notes payable and lease obligation is as follows (in thousands):

YEARS ENDED DECEMBER 31,
------------------------
2002.........................................  $      804
2003.........................................       2,142
2004.........................................      32,864
2005.........................................       1,883
2006.........................................       1,489
2007 and thereafter..........................      15,197
                                               ----------
Total........................................  $   54,379
                                               ==========

(10)     DEFERRED INCOME TAX

      In June 2002, the Company recorded a $68.4 million charge to establish an additional valuation allowance for its net deferred tax assets, which are primarily net operating loss carryforwards. In the third quarter of 2002, the Company increased the valuation allowance by $11.8 million recognizing no current benefit from additional net operating losses. The establishment of this valuation allowance in no way affects the Company's ability to reduce future tax expense through utilization of prior years net operating losses.

      The valuation allowance was calculated in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", which places primary importance on the Company's cumulative operating results in the most recent three-year period when assessing the need for a valuation allowance. Although management believes the Company's results for those periods were heavily affected by deliberate and planned business restructuring activities in response to the prolonged downturn in the seismic equipment market, as well as heavy expenditures on research and development primarily relating to the development of the Company's new VectorSeis technology, the Company's cumulative loss in the most recent three-year period, including the net loss reported in the first nine months of 2002 represented sufficient negative evidence to establish an additional valuation allowance under the provisions of SFAS No. 109. The Company intends to maintain a full valuation allowance for its net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support reversal of the allowance.

(11)     COMPREHENSIVE EARNINGS (LOSS)

      The components of comprehensive earnings (loss) are as follows (in thousands):

                                                    THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                       SEPTEMBER 30,                         SEPTEMBER 30,
                                             ----------------------------------    ----------------------------------
                                                   2002               2001               2002               2001
                                             ---------------    ---------------    ---------------    ---------------
Net earnings (loss)........................    $   (31,400)       $     4,095        $  (113,355)       $     7,269
Foreign currency translation adjustment....           (580)             2,310              3,065               (575)
                                               -----------        -----------        -----------        -----------
Comprehensive earnings (loss)..............    $   (31,980)       $     6,405        $  (110,290)       $     6,694
                                               ===========        ===========        ===========        ===========

(12)     ACQUISITIONS

      In July 2002, the Company acquired all of the outstanding capital stock of AXIS Geophysics, Inc. ("AXIS") for $2.4 million of cash and issued a $2.5 million three-year unsecured promissory note. The Company will pay additional consideration to the former shareholders of AXIS at an amount equal to 33.33% of AXIS' EBITDA (as adjusted by the terms of the Earn-Out Agreement), for the years ended December 31, 2003, 2004 and 2005, exceeding a minimum threshold of $1.0 million. AXIS is a seismic data service company based in Denver, Colorado, which provides specialized seismic data processing and integration services to major and independent exploration and production companies. The AXIS Interpretation-Ready Process(TM) ("IRP") integrates seismic and subsurface data to provide customers more accurate and higher quality data that can result in improved reservoir characterization.

         In May 2002, the Company acquired certain of the assets of S/N Technologies ("S/N") for $0.6 million of cash. In addition, the Company will pay consideration up to a maximum of $5 million if certain revenue and sales thresholds are met. The assets acquired from S/N include proprietary technology applicable to solid streamer products used to acquire 2D, 3D and high resolution marine seismic data.

         In January 2001, the Company acquired all of the outstanding capital stock of Pelton for approximately $6.0 million in cash and a $3.0 million two-year unsecured promissory note. Pelton is based in Ponca City, Oklahoma and designs, manufactures and sells seismic vibrator control systems, vibrator positioning systems and explosive energy control systems

         The acquisitions were accounted for by the purchase method, with the purchase price allocated to the fair value of assets purchased and liabilities assumed. The allocation of the purchase price, including related direct costs, for the acquisition of AXIS, S/N and Pelton (Pelton represents the final purchase price at December 31, 2001) are as follows (in thousands):

                                                                  AXIS             S/N         Pelton
                                                              -------------       ------       -------
Fair values of assets and liabilities
  Net current assets.......................................   $        395        $    -       $ 5,266
  Property, plant and equipment............................            354            85           373
  Intangible assets........................................          4,415           603         4,969
  Long-term liabilities....................................           (223)            -             -
                                                              ------------        ------       -------
          Total allocated purchase price...................          4,941           688        10,608
Less non-cash consideration -- note payable................          2,500             -         3,000
Less cash of acquired business.............................            501             -         2,032
                                                              ------------        ------       -------
Cash paid for acquisition, net of cash acquired............   $      1,940        $  688       $ 5,576
                                                              ============        ======       =======

         The consolidated results of operations of the Company include the results of AXIS, S/N and Pelton from the date of acquisition. Pro-forma results prior to the acquisition date were not material to the Company's consolidated results of operations.

(13)     COMMITMENTS AND CONTINGENCIES

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

(14)     REPURCHASE OF SERIES B AND SERIES C PREFERRED STOCK

         In August 2002, the Company repurchased all of the 40,000 outstanding shares of its Series B Convertible Preferred Stock and all of the 15,000 outstanding shares of its Series C Convertible Preferred Stock (the "Preferred Stock") from the holder, SCF-IV, L.P. ("SCF"), a Houston-based private equity fund specializing in oil service investments. In exchange for the Preferred Stock, the Company paid SCF $30.0 million in cash at closing, issued SCF a $31.0 million unsecured promissory note due May 7, 2004 (the "Note") and granted SCF warrants to purchase 2,673,517 shares of the Company's common stock at $8.00 per share through August 5, 2005. The Note bears interest at 8% per year until May 7, 2003, at which time the interest rate will increase to 13%. Immediately preceding the closing of this transaction, David C. Baldwin, the elected representative of the holder of the Preferred Stock, resigned from the Company's board of directors.

         The difference in the fair value of the consideration granted to SCF and our carrying value of the preferred stock resulted in a credit to preferred dividends of approximately $2.5 million. In the event the Company is acquired and the total consideration paid is more than 60% cash, the Company may be required to repurchase the warrants at their fair value. Therefore, the warrants are accounted for as current liabilities and are reflected at their fair value. The change in the fair value of the warrants between August 6, 2002 and September 30, 2002 resulted in other income of approximately $2.3 million. The fair value of the warrants was determined using the Black-Scholes valuation model. The key variables used in valuing the warrants were as follows: risk-free rate of return of Treasury notes having an approximate duration of the remaining term of the warrants and expected stock price volatility of 60%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SUMMARY REVIEW AND OUTLOOK

      In response to the continued weak seismic market fundamentals, we have taken decisive steps to further reduce our overall cost structure to enable us to operate profitably at lower levels of overall seismic activity. First, we have taken steps to significantly reduce our corporate overhead burden by reducing the number of corporate personnel. Second, we will combine our two Colorado-based operations into one location and close our Alvin, Texas manufacturing facility. We also have initiated the statutorily-mandated steps leading to the possible closure of our Norwich, U.K. based geophone stringing facility. Existing operations in these facilities will either be relocated to other existing Company facilities or outsourced to contract manufacturers with a preference to lower cost environments. Third, we have combined certain business units in order to create critical mass and further reduce our administrative costs. Finally, we are carefully evaluating the portfolio of products we currently support and will eliminate those products for which the market outlook does not justify continuing investments. These actions resulted in charges to earnings in the third quarter of 2002 of approximately $9.8 million. It is anticipated that these actions will result in additional charges next quarter in the range of $2.5 to $3.5 million, relating principally to costs associated with staff reductions. We expect these steps will reduce our annual consolidated operating expenses by about $10.5 million, moving us substantially towards our breakeven annual revenue target of $140 million.

      We believe demand for seismic services and equipment will be weak in the near term. Several of our largest customers have recently announced that they will scale back their operations in 2003. Despite current conditions, we believe that revenue and operating profits for the fourth quarter of 2002 will modestly improve compared to the first three quarters of 2002. Based upon long-term forecasted increases in demand for oil and gas as well as oil company statements regarding lack of sufficient prospects, we believe long-term fundamentals for the sector remain strong. We further believe we should be well-positioned to benefit from new product introductions and anticipated strengthening sector fundamentals as demand rebounds from current conditions.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

      Net Sales: Net sales of $28.5 million for the three months ended September 30, 2002 decreased $30.1 million, or 51%, compared to the corresponding period last year. The decrease is primarily due to decreased demand for products produced by our Land Division. Our Land Division's net sales decreased $31.6 million, or 66%, to $16.4 million primarily as a result of declining industry conditions. Our Marine Division's net sales increased $1.5 million to $12.1 million, or 14%, compared to the corresponding period last year. We have seen some increase in demand for marine seismic equipment, particularly from non-Western contractors.

      Cost of Sales: Cost of sales of $24.8 million for the three months ended September 30, 2002 decreased $16.4 million, or 40%, compared to the corresponding period last year. Cost of sales of our Land Division was $17.1 million and cost of sales of our Marine Division was $7.7 million. Cost of sales in the current quarter decreased as a result of the decrease in revenues.

      Gross Profit and Gross Profit Percentage: Gross profit of $3.8 million for the three months ended September 30, 2002 decreased $13.8 million, or 78%, compared to the corresponding period last year. Gross profit percentage for the three months ended September 30, 2002 was 13% compared to 30% in the corresponding period last year. The decline in gross profit percentage is primarily due to under-absorbed manufacturing overhead.

      Research and Development: Research and development expense of $6.8 million for the three months ended September 30, 2002 remained relatively constant, increasing $0.1 million or 1% compared to the corresponding period last year. Research and development expense remained at high levels as we develop a next generation solid marine streamer and lightweight ground electronics system and ocean bottom system that exploits our VectorSeis technology.

      Marketing and Sales: Marketing and sales expense of $2.6 million for the three months ended September 30, 2002 decreased $0.2 million, or 8%, compared to the corresponding period last year due to lower payroll and commission expenses, partially offset by an increase in expenditures for conventions and exhibits in the current period.

      General and Administrative: General and administrative expense of $5.4 million for the three months ended September 30, 2002 increased $0.8 million, or 19%, compared to the corresponding period last year. This is primarily attributable to an increase in bad debt expense principally related to the non-payment of certain invoices by one of our in-well reservoir customers, partially offset by decreases in payroll and facility related costs.

      Amortization of Intangibles: Amortization of intangibles of $0.4 million for the three months ended September 30, 2002 decreased $0.9 million, or 70%, compared to the corresponding period last year. The decrease in amortization of intangibles primarily relates to the implementation of SFAS No. 142 in the current year, which among other things eliminates the amortization of goodwill.

      Impairment of Goodwill and Long-Lived Assets: Impairment of goodwill and long-lived assets for the three months ended September 30, 2002, includes a $15.1 million charge for the impairment of goodwill related to our analog land seismic operations and $5.9 million for the closure of our Alvin, Texas and Louisville, Colorado facilities. See Note 5 - Goodwill and Other Intangibles and Note 6 - Impairment of Facilities.

      Total Other Income: Total net interest and other income of $1.1 million for the three months ended September 30, 2002 decreased $0.4 million or 27%, compared to the corresponding period last year. This is primarily due to interest expense on new debt as well as falling interest rates on cash balances, partially offset by the change in the fair value of the warrants between August 6, 2002 and September 20, 2002.

      Income Tax Expense: Income tax expense of $0.2 million for the three months ended September 30, 2002 increased $0.5 million compared to the corresponding period last year. Income tax expense in the third quarter reflects only state and foreign taxes as the Company is continuing to maintain a full valuation allowance for its net deferred tax assets which are primarily net operating loss carry-forwards. See "Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001 - Income Tax Expense".

      Preferred Stock Dividends: Preferred stock dividends for the three months ended September 30, 2002 and 2001 are related to outstanding Series B and Series C Preferred Stock. We recognized the dividends as a charge to retained earnings at a stated rate of 8% per year, compounded quarterly (of which 7% was accounted for as a non-cash event recorded to additional paid-in capital so as to reflect potential dilution upon preferred stock conversion and 1% was paid as a quarterly cash dividend). The preferred stock dividend credit for the three months ended September 30, 2002 was $2.0 million, compared to $1.4 million charge for the corresponding period last year. As discussed below in "Repurchase of Series B and Series C Preferred Stock" and Note 14, we repurchased the preferred stock on August 6, 2002. The preferred stock dividend credit for the three months ended September 30, 2002, is due to the difference in the fair value of the consideration granted to SCF and our carrying value of the preferred stock at the time of the repurchase, partially offset by dividend payments made prior to the repurchase.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

      Net Sales: Net sales of $81.6 million for the nine months ended September 30, 2002 decreased $79.3 million, or 49%, compared to the corresponding period last year. The decrease is primarily due to decreased demand for products produced by our Land Division. Our Land Division's net sales decreased $75.2 million, or 63%, to $44.9 million primarily as a result of declining industry conditions. Our Marine Division's net sales decreased $4.1 million to $36.7 million, or 10%, compared to the prior year. Recently we have seen some increase in demand for marine seismic equipment particularly from non-Western contractors.

      Cost of Sales: Cost of sales of $68.4 million for the nine months ended September 30, 2002 decreased $38.5 million, or 36%, compared to the corresponding period last year. Cost of sales of our Land Division was $47.9 million and cost of sales of our Marine Division was $20.5 million. Cost of sales in the current period decreased as a result of the decrease in revenues, partially offset by lower gross profit percentage on those revenues.

      Gross Profit and Gross Profit Percentage: Gross profit of $13.2 million for the nine months ended September 30, 2002 decreased $40.8 million, or 76%, compared to the corresponding period last year. Gross profit percentage for the nine months ended September 30, 2002 was 16% compared to 34% in the prior year. The decline in gross profit percentage is primarily due to under-absorbed manufacturing overhead, and to a lesser degree, severance for work force reductions.

      Research and Development: Research and development expense of $22.4 million for the nine months ended September 30, 2002 increased $0.5 million, or 2%, compared to the corresponding period last year. Research and development expense remained at high levels as we completed the final stages of VectorSeis commercialization and continue to develop a next generation solid marine streamer, a lightweight ground electronics system and ocean bottom system that exploits our VectorSeis and due to severance expenses and charges relating to the closure of our Austin, Texas software development facility in the second quarter of 2002.

      Marketing and Sales: Marketing and sales expense of $7.9 million for the nine months ended September 30, 2002 decreased $0.5 million, or 6%, compared to the corresponding period last year. The decrease is primarily related to lower payroll costs and commission on sales partially offset by severance expenses in the second quarter of 2002.

      General and Administrative: General and administrative expense of $14.7 million for the nine months ended September 30, 2002 increased $0.6 million, or 4%, compared to the corresponding period last year. The increase in general and administrative expense is primarily attributable to an increase in bad debt expense, partially offset by decreases in payroll, profit-based bonuses and facility related costs.

      Amortization of Intangibles: Amortization of intangibles of $1.0 million for the nine months ended September 30, 2002 decreased $2.5 million, or 72%, compared to the corresponding period last year. The decrease in amortization of intangibles primarily relates to the implementation of SFAS No. 142 in the current year, which among other things, eliminates the amortization of goodwill.

      Impairment of Goodwill and Long-Lived Assets: Impairment of goodwill and long-lived assets for the nine months ended September 30, 2002, includes a $15.1 million charge for the impairment of goodwill related to our analog land seismic operations and $5.9 million for the closure of our Alvin, Texas and Louisville, Colorado facilities. See Note 5 - Goodwill and Other Intangibles and Note 6 - Impairment of Facilities.

      Total Other Income: Total net interest and other income of $1.5 million for the nine months ended September 30, 2002 decreased $1.8 million, or 55%, compared to the corresponding period last year. The decrease is primarily due to interest expense on new debt as well as falling interest rates on cash balances, partially offset by the change in the fair value of the warrants between August 6, 2002 and September 30, 2002.

      Income Tax Expense: Income tax expense of $61.0 million for the nine months ended September 30, 2002 increased $59.0 million compared to the corresponding period last year. The increase is due to a charge of $68.4 million in the second quarter of 2002 to establish an additional valuation allowance for deferred tax assets. Although management's plans include generating sufficient taxable income in future years to fully utilize our net operating losses, such expectation is subject to a significant amount of risk and uncertainty. In accordance with SFAS No. 109, we established an additional valuation allowance for our net deferred tax assets based on our cumulative operating results in the most recent three-year period. Our results in this period were heavily affected by deliberate and planned business restructuring activities in response to the prolonged downturn in the seismic equipment market, as well as heavy expenditures on research and development of our VectorSeis technology. Nevertheless, recent losses represented sufficient negative evidence to establish an additional valuation allowance. We have continued to reserve all of our net deferred tax assets and will continue until we have sufficient evidence to warrant reversal. This valuation allowance in no way affects our ability to reduce future tax expense through utilization of net operating losses.

      Preferred Stock Dividends: Preferred stock dividends for the nine months ended September 30, 2002 and 2001 are related to previously outstanding Series B and Series C Preferred Stock. We recognized the dividends as a charge to retained earnings at a stated rate of 8% per year, compounded quarterly (of which 7% was accounted for as a non-cash event recorded to additional paid-in capital so as to reflect potential dilution upon preferred stock conversion and 1% was paid as a quarterly cash dividend). The preferred stock dividend charge for the nine months ended September 30, 2002 was $0.9 million, compared to $4.2 million for the corresponding period last year. As discussed below in "Repurchase of Series B and Series C Preferred Stock" and Note 14, we repurchased the preferred stock on August 6, 2002. The decrease in preferred dividends is due to a preferred stock dividend credit of approximately $2.5 million which represents the difference in the fair value of the consideration granted to SCF and our carrying value of the preferred stock at the time of the repurchase.

LIQUIDITY AND CAPITAL RESOURCES

      We have typically financed operations from internally generated cash and funds from equity financings. Cash and cash equivalents were $73.3 million at September 30, 2002, a decrease of $28.4 million, or 28%, compared to December 31, 2001. The decrease is primarily due to the repurchase of preferred stock, partially offset by changes in foreign currency exchange rates. Net cash provided by operating activities was $7.1 million for the nine months ended September 30, 2002 compared to the net cash provided by operating activities of $1.6 million for the corresponding period last year. Positive operating cash flows were primarily due to a decrease in accounts receivable and inventories, partially offset by decreases in accounts payable.

      Net cash used in investing activities was $6.8 million for the nine months ended September 30, 2002 compared to net cash used in investing activities of $9.8 million for the corresponding period last year. The principal investing activities in 2002 were capital expenditure projects and the acquisition of AXIS. Planned capital expenditures for the fourth quarter of 2002 are approximately $1.0 million.

      Net cash used in financing activities was $30.3 million for the nine months ended September 30, 2002 compared to net cash provided by financing activities of $11.9 million for the corresponding period last year. The principal use of cash in 2002 was the repurchase of Preferred Stock and the repayment of long-term debt offset by proceeds from issuance of common stock upon exercise of stock options.

      On August 6, 2002, we repurchased all of the outstanding shares of Series B Preferred Stock and Series C Preferred Stock from the holder thereof for $30 million in cash, a $31 million unsecured promissory note due May 7, 2004 and warrants to purchase 2,673,517 shares of our common stock at $8.00 per share through August 5, 2005. The note bears interest at 8% per annum until May 7, 2003, at which time the interest rate will increase to 13%. See "Repurchase of Series B and Series C Preferred Stock".

      We believe the combination of existing working capital, current cash on hand and access to other financing sources will be adequate to meet anticipated capital and liquidity requirements for the foreseeable future.

REPURCHASE OF SERIES B AND SERIES C PREFERRED STOCK

      On August 6, 2002, we repurchased all of the 40,000 outstanding shares of our Series B Convertible Preferred Stock and all of the 15,000 outstanding shares of our Series C Convertible Preferred Stock (the "Preferred Stock") from SCF-IV, L.P. ("SCF"), a Houston-based private equity fund specializing in oil service investments. In exchange for the Preferred Stock, we paid SCF $30.0 million in cash at closing, issued SCF a $31.0 million unsecured promissory note due May 7, 2004 and granted SCF warrants to purchase 2,673,517 shares of our common stock at $8.00 per share through August 5, 2005. The Note bears interest at 8% per annum until May 7, 2003, at which time the interest rate will increase to 13%. The Company records interest on this note at an effective rate of approximately 11% per year. Should the Company redeem the note early, any excess interest accrued would be recorded as an adjustment of interest expense during the period the note is redeemed. Immediately preceding the closing of this transaction, David C. Baldwin, the elected representative of the holder of the Preferred Stock, resigned from our board of directors.

      The Preferred Stock was issued in 1999, at a purchase price of $1,000 per share (the "Stated Value"), for an aggregate of $55 million. Since that time, the Preferred Stock has earned an 8% dividend, of which we paid 1% quarterly in cash and we accrued the balance to increase the Adjusted Stated Value ($1,000 per share Stated Value plus accrued and unpaid dividends) of the Preferred Stock. The Adjusted Stated Value of the Preferred Stock as of August 6, 2002, was $68.8 million.

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

      Under the terms of a registration rights agreement, SCF has the right to demand that we file a registration statement for the resale of the shares of Common Stock SCF acquires upon exercise of the warrants. Sales or the availability for sale of a substantial number of our shares of Common Stock in the public market could adversely affect the market price for our Common Stock. If we are acquired in a business combination pursuant to which our stockholders receive less than 60% of the aggregate consideration in the form of publicly traded common equity, then the holder of the warrants has the option to require the Company to acquire the warrants at their fair value as determined by the Black-Scholes valuation model as further refined by the terms of the warrant agreement. Because we may be required to repurchase the warrants in these limited circumstances, we classify the warrants as a current liability on our balance sheet. Every quarter we will revalue the warrants and record any change in value as a credit or charge to our statement of operations.

CREDIT RISK

      A continuation of weak demand for the services of certain of our customers will further strain their revenues and cash resources, thereby resulting in lower sales levels and a higher likelihood of defaults in timely payment of their obligations under credit sales arrangements. Increased levels of payment defaults with respect to credit sales arrangements could have a material adverse effect on our results of operations.

      Our principal customers are seismic contractors, which operate seismic data acquisition systems and related equipment to collect data in accordance with their customers' specifications or for their own seismic data libraries. In addition, we market and sell products to oil and gas companies. The loss of any one of these customers could have a material adverse effect on our results of operations and financial condition. See - Cautionary Statement for Purposes of Forward Looking Statements - Further consolidation among our significant customers could materially and adversely affect us.

CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD-LOOKING STATEMENTS

      We have made statements in this report which constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Examples of forward-looking statements in this report include statements regarding:

      - our expected revenues, operating profit and net income for 2002 or the three months ended December 31, 2002;

      - our plans for facilities closures and other future business reorganizations;

      -  charges we expect to take for future reorganization activities;

      -  savings we expect to achieve from our restructuring activities;

      -  future demand for seismic equipment and services;

      -  future commodity prices;

      -  future economic conditions;

      - anticipated timing of commercialization and capabilities of products under development;

      - our expectations regarding future mix of business and future asset recoveries;

      -  our expectations regarding realization of deferred tax assets;

      -  our beliefs regarding accounting estimates we make;

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

      Recent announcements by geophysical contractors indicate that demand for our products will continue to be weak in the near term. Western-Geco, our largest customer, recently announced that it was ceasing land seismic operations in Canada and the Continental United States. Veritas DGC, our second largest customer, recently announced that it was reducing its capital expenditures by more than $30 million in its current fiscal year. These and other announcements by geophysical contractors indicate that demand for our products will continue to be weak in the near term which will have a material adverse effect on our results of operations and financial condition.

      Our business reorganization and facilities closure plans may not yield the benefits we expect and could even harm our financial condition, reputation and prospects. We intend to significantly reduce our corporate and operational headcount, close certain manufacturing facilities and combine certain of our business units. These activities may not yield the benefits we expect, and may raise product costs, delay product production, result in or exacerbate labor disruptions and labor-related legal actions against us, and create inefficiencies in our business.

      Our strategic direction and restructuring program also may give rise to unforeseen costs, which could wholly or partially offset any expense reductions or other financial benefits we attain as a result of the changes to our business. In addition, if the markets for our products do not improve, we will take additional restructuring actions to address these market conditions. Any such additional actions could result in additional restructuring charges.

      We have developed outsourcing arrangements for the manufacture of some of our products. If these third parties fail to deliver quality products or components at reasonable prices on a timely basis, we may alienate some of our customers, and our revenues, profitability and cash flow may decline. As part of our strategic direction, we are increasing our use of contract manufacturers as an alternative to our own manufacture of products. If, in implementing this initiative, we are unable to identify contract manufacturers willing to contract with us on competitive terms and to devote adequate resources to fulfill their obligations to us, or if we do not properly manage these relationships, our existing customer relationships my suffer. In addition, by undertaking these activities, we run the risk that the reputations and competivness of our products and services may deteriorate as a result of the reduction of our control over quality and delivery schedules. We also may experience supply interruptions, cost escalations and competitive disadvantages if our contract manufacturers fail to develop, implement, or maintain manufacturing methods appropriate for our products and customers.

      If any of these risks is realized, our revenues, profitability and cash flow may decline. In addition, as we come to rely more heavily contract manufacturers, we may have fewer personnel resources with expertise to manage problems that may arise from these third-party arrangements.

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

      We derive a substantial amount of our net sales from foreign sales which pose additional risks. Sales to customers outside of the United States and Canada accounted for approximately 64% of our consolidated net sales for the nine months ended September 30, 2002. As Western contractors have announced plans to curtail operations, we believe that export sales will grow as a percentage of our revenue. United States export restrictions affect the types and specifications of products we can export. Additionally, to complete certain sales, United States laws may require us to obtain export licenses and there can be no assurance that we will not experience difficulty in obtaining such licenses. Operations and sales in countries other than the United States are subject to various risks peculiar to each country. With respect to any particular country, these risks may include:

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

      In addition, we are subject to taxation in many jurisdictions and the final determination of our tax liabilities involves the interpretation of the statutes and requirements of taxing authorities worldwide. Our tax returns are subject to routine examination by taxing authorities, and these examinations may result in assessments of additional taxes, penalties and/or interest.

      We may not gain rapid market acceptance for our new products which could materially and adversely affect our results of operations and financial condition. Seismic exploration requires sensitive scientific instruments capable of withstanding harsh operating environments. In addition, our customers demand broad functionality from our products. We require long development and testing periods before releasing major new product enhancements and new products. We currently intend to release for commercial use our next generation cable-based land seismic data acquisition system and our next generation marine solid streamer. If our anticipated product introductions are delayed, our customers may turn to alternate suppliers and our results of operations and financial condition will be adversely affected. We have on occasion experienced delays in the scheduled introduction of new and enhanced products. In addition, products as complex as those we offer sometimes contain undetected errors or bugs when first introduced that, despite our rigorous testing program, are not discovered until the product is purchased and used by a customer. If our customers deploy our new products and they do not work correctly, our relationship with our customers may be materially and adversely affected. We cannot assure you that errors will not be found in future releases of our products, or that these errors will not impair the market acceptance of our products. If our new products are not accepted by our customers as rapidly as we anticipate, our business and results of operations may be materially and adversely affected.

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

      In recent years our competitors have expanded or improved their product lines, which has adversely affected our results of operations. For instance, one competitor recently introduced a lightweight land seismic system which we believe has made our current land system more difficult to sell at acceptable margins. In addition, one of our competitors has introduced a marine solid streamer product that competes with our oil-filled product. Our net sales of marine streamers have been, and will continue to be, adversely affected by customer preferences for solid products. We currently intend to commercially release a marine solid streamer in the first half of 2003. We can not assure you, however, that we will find a cost-effective way to market a solid streamer product or that we will be able to compete effectively in the future for sales of marine streamers.

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

      Large fluctuations in our sales and gross margin can result in operating losses. Because, our products have a high sales price and are technologically complex, we experience a very long sales cycle. In addition, the revenues from any particular sale can vary greatly from our expectations due to changes in customer requirements. These factors create substantial fluctuations in our net sales from period to period. Variability in our gross margins compounds the uncertainty associated with our sales cycle. Our gross margins are affected by the following factors:

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

      We are not aware that our products infringe upon the proprietary rights of others. However, third parties may claim that we have infringed their intellectual property rights. Any such claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing arrangements. Such claims could have a material adverse affect on our results of operations and financial condition.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We may, from time to time, be exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. The Company traditionally has not entered into significant derivative or other financial instruments other than as described below. We are not currently a borrower under any material credit arrangements which feature fluctuating interest rates. Market risk could arise from changes in foreign currency exchange rates.

      As discussed in "Repurchase of Series B and Series C Preferred Stock" and
Note 14, the Company repurchased all outstanding shares of its Preferred Stock. As part of the repurchase the Company granted warrants to purchase 2,673,517 shares of the Company's common stock at $8.00 per share through August 5, 2005. A $1 increase in the Company's common stock price at September 30, 2002, would have increased the fair value of warrants resulting in an increase to the Company's net loss of approximately $1.4 million or $(.03) per common share. A $1 decrease in the Company's common stock price at September 30, 2002, would have decreased the fair value of warrants resulting in a decrease to the Company's net loss of approximately $1.2 million or $.02 per common share. The fair value of the warrants was determined using the Black-Scholes valuation model. The key variables used in valuing the warrants were as follows: risk-free rate of return of Treasury notes having an approximate duration of the remaining term of the warrants and expected stock price volatility of 60%.

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Administrative Officer (the "Certifying Officers") have evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Exchange Act) as of November 12, 2002 and concluded that those disclosures controls and procedures are effective.

The Certifying Officers have indicated that there has been no significant changes in our internal controls or in other factors know to us that could significantly affect these controls subsequent to their evaluation, nor any corrective actions with regard to significant deficiencies and material weaknesses.

While we believe that our existing disclosure controls and procedures have been effective to accomplish these objectives, we intend to continue to examine, refine and formalize our disclosure controls and procedures and to monitor ongoing developments in this area.

                          PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      On August 6, 2002, the Company repurchased all of the 40,000 outstanding shares of its Series B Convertible Preferred Stock and all of the 15,000 outstanding shares of its Series C Convertible Preferred Stock (the "Preferred Stock") from SCF-IV, L.P. ("SCF"), a Houston-based private equity fund specializing in oil service investments. We relied on Section 4(2) of the Securities Act of 1933 as an exemption from registration of the transaction because we only negotiated with one sophisticated party. In exchange for the Preferred Stock, we paid SCF $30.0 million in cash at closing, issued SCF a $31.0 million unsecured promissory note due May 7, 2004 and granted SCF warrants to purchase 2,673,517 shares of our common stock at $8.00 per share through August 5, 2005. The Note bears interest at 8% per annum until May 7, 2003, at which time the interest rate will increase to 13%. The note restricts cash dividends in excess of $5.0 million per year while the note is outstanding. Immediately preceding the closing of this transaction, David C. Baldwin, the elected representative of the holder of the Preferred Stock, resigned from our board of directors.

      The Preferred Stock was issued in 1999 at a purchase price of $1,000 per share (the "Stated Value"), for an aggregate of $55 million. Since that time, the Preferred Stock has earned an 8% dividend, of which we paid 1% quarterly in cash and we accrued the balance to increase the Adjusted Stated Value ($1,000 per share Stated Value plus accrued and unpaid dividends) of the Preferred Stock. The Adjusted Stated Value of the Preferred Stock as of August 6, 2002, was $68.8 million.

      The Preferred Stock became convertible at the option of SCF on May 7, 2002. Under the terms, the number of shares into which the Preferred Stock would have been convertible is the greater of (i) Stated Value divided by approximately $8.14 per share or (ii) Adjusted Stated Value divided by the average market price of our common stock during the ten-day trading period immediately prior to conversion. We had the right, without the holder's consent, to redeem for cash up to one-half of any Preferred Stock tendered for conversion based on the Adjusted Stated Value of such Preferred Stock on the conversion date. If SCF had converted all of the Preferred Stock on August 6, 2002, and we had declined to exercise our redemption rights, SCF would have received about 9.2 million shares of our common stock, representing 15.3% of the total outstanding common stock of the Company after giving effect to the conversion.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits.

Exhibit
Number            Description
------            -----------
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

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Stafford, State of Texas, on November 13, 2002.

                                         INPUT/OUTPUT, INC.

                                         By /s/ C. ROBERT BUNCH
                                            -----------------------------------
                                                Chief Administrative Officer

                                 CERTIFICATIONS

I, Timothy J. Probert, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Input/Output, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function);

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent vealuation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                /s/ Timothy J. Probert
                                         ---------------------------------------
                                                    Timothy J. Probert
                                          President and Chief Executive Officer

Date:  November 13, 2002

                                 CERTIFICATIONS

I, C. Robert Bunch, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Input/Output, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function);

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                       /s/ C. Robert Bunch
                                                   ----------------------------
                                                         C. Robert Bunch
                                                   Chief Administrative Officer

Date:  November 13, 2002

                                 EXHIBIT INDEX

         (a) Exhibits.

Exhibit
Number            Description
------            -----------
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