Form 10-K
period 2002-12-31
INPUT OUTPUT INC
filed 2003-03-31
CIK 866609

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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
                                 (281) 933-3339

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                TITLE OF CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
                --------------                   -----------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes [X]     No [ ]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. Approximately $402.5 million as of June 28, 2002.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Common stock, $1 par value, 51,250,906 shares outstanding as of March 14, 2003.

     Portions of the registrant's definitive proxy statement for its annual meeting of stockholders scheduled to be held June 11, 2003 are incorporated by reference into Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

ITEM 1. BUSINESS

INPUT/OUTPUT, INC.

     Input/Output, Inc. and its wholly owned subsidiaries (collectively referred to as the "Company" or "I/O") is a leading provider of seismic acquisition imaging technology for land, marine, transition zone exploration, production and reservoir monitoring. Our data acquisition products are particularly well suited for both traditional and passive three-dimensional ("3-D") and four dimensional ("4-D") data collection techniques, as well as the newer and more advanced multi-component ("3C") data collection techniques. Our mission is to be the recognized leader in delivering cost-effective imaging technology that improves exploration and production economics for the energy industry.

     We offer a full suite of related products and services for seismic data acquisition, including products incorporating traditional analog technologies and products incorporating our proprietary VectorSeis(R), True Digital(R) technology. Our VectorSeis platform is based on a multi-component digital sensor incorporating a unique micro-electromechanical systems (MEMS) based accelerometer that we design and manufacture. As compared to traditional seismic technologies, our VectorSeis platform offers improved seismic data quality and operational efficiency with the potential to substantially improve finding and development economics.

     Our executive headquarters are located at 12300 Parc Crest Drive, Stafford, Texas 77477. Our telephone number is (281) 933-3339. Our home page on the Internet is www.i-o.com. We make our website content available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Form 10-K.

     Throughout this Form 10-K, we incorporate by reference information from parts of other documents filed with the Securities and Exchange Commission ("SEC"). The SEC allows us to disclose important information by referring to it in this manner, and you should review this information. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statement for our annual shareholders' meeting, as well as any amendments to those reports, available free of charge through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You can learn more about us by reviewing our SEC filings on our website. Our SEC reports can be accessed through the investor relations page of our website, namely www.i-o.com/htmlweb/framesetinvest.htm. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including Input/Output, Inc.

RECENT DEVELOPMENTS

     Net sales of our traditional analog products have been affected by the lower level of worldwide oil and gas exploration activity and the diminished profitability and cash flows of oil and gas companies and seismic contractors. These factors are affected by expectations regarding the supply and demand for oil and natural gas, energy prices, and finding and development costs. The use of existing seismic data, principally library data, to generate prospects rather than new exploration activity has significantly reduced demand for our analog products. Demand for our VectorSeis product line is primarily related to the acceptance of new technology by oil companies and seismic contractors. While we are seeing great interest in products incorporating VectorSeis technology, geophysical contractors and exploration and production companies in general are still evaluating the technology. Other factors which may limit the demand for our products may include, but are not limited to, those described in Item 7. Management's Discussion and Analysis of Results of Operations and Financial
Condition -- Cautionary Statement for Purposes of Forward Looking Statements.

     In response to the continued weak seismic market fundamentals, we have taken decisive steps in 2002 to further reduce our overall cost structure to enable us to operate profitably at lower levels of overall seismic activity. First, we have taken steps to significantly reduce our corporate overhead burden by reducing the number of personnel. Second, we closed our Austin, Texas software development facility, combined our two Colorado-based operations into one location, and are in the process of vacating our Alvin, Texas manufacturing facility and our Norwich, U.K. based geophone stringing facility, eliminating approximately 270,000 square feet of space. We are outsourcing the operations in these facilities or relocating them to other existing Company facilities. In late 2002, we finalized an agreement with Stewart & Stevenson to manufacture our land energy sources. Also, we are in the process of relocating our cable operations to a contract manufacturer in Mexico and our geophone stringing operations to a Company-leased facility in the United Arab Emirates ("UAE"). Third, we have combined certain business units in order to improve efficiency and further reduce our administrative costs. Finally, we are carefully evaluating our portfolio of products to eliminate those products for which the market outlook does not justify continuing investments.

     We believe demand for seismic services and equipment will be weak in the near term. Several of our largest customers have recently announced that they will scale back their operations in 2003. Despite current conditions, we are cautiously optimistic that planned increases in seismic expenditures by oil companies, especially in international areas such as China and Russia, along with growing acceptance of our VectorSeis platform products, will result in higher sales in 2003. Based upon long-term forecasted increases in demand for oil and gas, as well as statements from oil companies regarding lack of sufficient prospects, we believe long-term fundamentals for the sector remain strong. We further believe we should be well positioned to benefit from new product introductions and anticipated strengthening demand.

     On March 31, 2003, we announced that Robert P. Peebler has been appointed the Company's President and Chief Executive Officer. Mr. Peebler is leaving his positions as the President and Chief Executive Officer of Energy Virtual Partners, Inc. ("EVP"), which he founded in April, 2001. Mr. Peebler will also become chairman of EVP. Mr. Peebler has been a director of I/O since 1999.

     In addition, we will invest $3.0 million in Series B Preferred securities of EVP. After consummation of this investment, we will own approximately 22% of the outstanding ownership interests of EVP and 11% of the outstanding voting interests of EVP. The closing of the investment, which is subject to customary closing conditions, is scheduled to occur in April 2003. EVP provides asset management services to large oil and gas companies to enhance the value of their oil and gas properties.

     Mr. Peebler has had a 30-year career in the oil and gas industry. He began as a field engineer and spent sixteen years with Schlumberger. While at Schlumberger he held technical, marketing and management positions, including a five-year period as Vice President of North America Wireline Operations, and two years as Global Vice President of Strategic Marketing for Oil Field Services. Mr. Peebler joined Landmark as Vice President of Marketing in 1989, and later was appointed Chief Executive Officer in 1992. Mr. Peebler continued as Chief Executive Officer for two years after Halliburton acquired Landmark in 1996, and later became Halliburton's Vice President of e-Business and New Ventures. Mr. Peebler left Halliburton to start EVP in the spring of 2001.

VECTORSEIS PRODUCTS

     Our VectorSeis digital platforms offer high-resolution, cost-effective compression-wave ("P-wave") data collection as well as shear wave multi-component acquisition. Digital sensors, when compared with traditional analog geophones, provide increased response linearity and bandwidth and preserve a higher degree of vector fidelity. In addition, one digital sensor can replace a string of six or more analog geophones providing geophysical contractors with significant operating efficiencies. These advantages bring the promise of improved location and characterization of reservoir structure and fluids and more accurate identification of rock properties at reduced total costs. We are utilizing VectorSeis for new seismic data acquisition systems for
(i) land surface applications, (ii) ocean-bottom applications, and (iii) in-well applications.

     We began VectorSeis land acquisition field tests in 1999 and we have acquired data throughout Canada, Mexico, the United States, France, Eastern Europe and the Commonwealth of Independent States ("CIS"). In May 2002, we commercialized our VectorSeis System Four(TM) radio-based land acquisition system. Our initial land system incorporates our radio telemetry system, and we anticipate commercializing a cable-based telemetry system in the first half of 2003. In addition, we have formed a marketing alliance with Veritas DGC that has successfully collected VectorSeis data in North America during the past two years. Initial reports by our customers indicate that crew productivity with VectorSeis System Four has been better than anticipated in addition to providing superior data quality.

     Over the course of 2002, we increased our focus on reservoir applications using VectorSeis. Our VectorSeis ocean-bottom product line addresses many of the shortcomings of current multi-component ocean-bottom systems. VectorSeis modules can operate at any angle which eliminates the need for gimbal receiver units that distort data and add cost. In addition, our patented cable de-coupler design further reduces data distortions and improves sea-bottom coupling. In 2002, we completed the first test of our VectorSeis ocean-bottom acquisition system in the Ekofisk Field in the North Sea. This test was supported by ConocoPhilips and delivered higher frequency and better vector fidelity than previous OBC surveys. Based on this success, we are now negotiating with a number of companies regarding the funding or purchase of both retrievable and permanent VectorSeis ocean-bottom systems.

     For in-well environments, we delivered our first mixed geophone and VectorSeis systems last year for collecting passive, micro-seismic and 4D reservoir data. These projects place VectorSeis sensors downhole to monitor fluid fronts and other dynamic reservoir processes using natural formation noise as an energy source. VectorSeis simplifies some of the complex data processing procedures as VectorSeis sensors measure their vertical deployment angle directly. Because VectorSeis sensors are smaller and provide much improved vector fidelity compared to traditional analog sensors, VectorSeis sensors are more suitable for permanently emplaced sensor arrays.

ANALOG LAND PRODUCTS

     Data acquisition products for our Land Division include the following:

     Data Acquisition Systems: Our Image(TM) land data acquisition system consists of a central electronics unit and multiple remote ground equipment modules, which are either connected by cable or utilize radio transmission and retrievable data storage. The central electronics unit, which acts as the control center of our data acquisition system, is typically mounted within a vehicle or helicopter transportable enclosure. The central electronics unit receives digitized data, stores the data on storage media for subsequent processing and displays the data on optional monitoring devices. The central electronics unit also provides calibration, status and test functionality. The remote ground equipment of the I/O Image system consists of multiple remote modules ("MRX(TM)") and line taps positioned over the survey area. Seismic signals from geophones are collected by the MRX modules, which collect multiple channels of analog seismic data. The MRX modules filter and digitize the data, which is then transmitted by the MRX modules via cable to a line tap. Alternatively, our radio telemetry system ("RSR(TM)") records data across a variety of environments, including transition zones, swamps, mountain ranges, jungles and other environments. RSRs are radio controlled and do not require cables for data transmission since the information is stored at the unit source and subsequently retrieved.

     Geophones: Geophones are analog electro-mechanical seismic sensor devices that measure acoustic energy reflected from rock layers in the earth's subsurface. I/O markets a full suite of geophones and geophone test equipment that operate in all environments including land, marine, ocean-bottom and downhole. Our flagship geophone product, the SM-24, provides low distortion, and wide bandwidth for greater realization of the potential of 24 bit seismic recording systems.

     Vibrators and Traditional Energy Sources: Vibrators are devices carried by large vehicles and are used as energy sources for land seismic acquisition. We market and sell the AHV-IV(TM), an articulated vibrator vehicle with simplified hydraulics and superior maneuverability. In addition, we offer a low impact, tracked vibrator, the X-Vib(TM) for use in environmentally sensitive areas like the Arctic tundra and desert environments.

     Our 2001 Pelton acquisition added energy source control and positioning technology to the I/O suite of products. The Vib Pro(TM) control system provides digital technology for VIBROSEIS(R) energy control, and integrates GPS technology for navigation and positioning of vibrator vehicles. The Shot Pro(TM) dynamite firing system is the equivalent technology for seismic operations using dynamite energy sources. Integrated GPS technology and compatibility with the Vib Pro control system streamline field operations and improve operational efficiency.

     Specialty Cables and Connectors: Cables and connectors are used in conjunction with most seismic equipment. Our Tescorp(TM) cables not only offer a replacement option to correct for ordinary wear, but also offer performance improvement and specialization for new environments and applications.

MARINE PRODUCTS

     Products for the Marine Division include the following:

     Marine Positioning Systems: Our positioning systems include streamer cable depth control devices (Model 5011 compassbird), compasses, acoustic positioning systems (DigiRANGE(TM)), and other auxiliary sensors (velocimeters and speed logs). Marine positioning equipment controls the depth of the streamer cables and provides acoustic, compass and depth measurements so processors can tie navigation and location data with geophysical data to determine the location of potential hydrocarbon reserves for precise drilling operations.

     Data Acquisition Systems: Our marine data acquisition system ("MSX(TM)") consists primarily of towed marine streamers and shipboard electronics that collect seismic data in marine environments below 30 meters. Marine streamers, which contain hydrophones, electronic modules and cabling, may measure up to 12,000 meters in length and are towed behind a seismic acquisition vessel. Seismic sensors installed in the cable (hydrophones) detect acoustical energy transmitted through water from the earth's subsurface structure.

     Airguns: Airguns are the primary seismic energy source used in marine environments to initiate the acoustic energy transmitted through the earth's subsurface. An airgun fires a high compression burst of air under water to create an energy wave for seismic measurement. Additionally, we offer a digital source control system, DigiSHOT(TM), which allows more precise and reliable control and QC of airgun arrays.

INTERPRETATION-READY PROCESSING

     In July 2002, we acquired AXIS Geophysics, Inc. ("AXIS"). AXIS is a seismic data service company based in Denver, Colorado that provides specialized seismic data processing and integration services to major and independent exploration and production companies. The AXIS Interpretation-Ready Process(TM) ("IRP") integrates seismic and subsurface geological data to provide customers more accurate and higher quality data that can result in improved reservoir characterizations. We combined AXIS with our geophysical software operations, Green Mountain Geophysics ("GMG"). GMG offers a wide range of geophysical software used in seismic survey planning and design. We are leveraging these services to broaden and support our reservoir offerings.

APPLIED MEMS

     Applied MEMS, Inc. holds our MEMS technology development and manufacturing capabilities. In addition to producing the accelerometers for our VectorSeis digital sensor, this business unit is also actively pursuing sales of accelerometer products for non-seismic applications and foundry services for third parties.

PRODUCT RESEARCH AND DEVELOPMENT

     Our strategic focus for research and development is driven by our desire to improve the quality of the subsurface image and the overall acquisition economics of our customers. Our ability to compete effectively in the manufacture and sale of seismic instruments and data acquisition systems depends upon continued technological innovation. Development cycles, from initial conception through product introduction, may extend over several years. Principally, research and development expenditures have related to the continued enhancement and commercialization of our VectorSeis technology for (i) land surface applications, (ii) ocean-bottom applications, and (iii) in-well applications.

     During 2002, our primary research and development efforts were focused on field testing and commercialization of a land-based seismic data acquisition recording system incorporating VectorSeis digital sensors for single and multi-component recording. In 2003 our principal research and development goals include the further migration of our VectorSeis platform into ocean-bottom systems and in-well products.

     We continue to develop a lightweight, cable-based land seismic system with a view towards commercial introduction of this system during the first half of 2003 and are developing a next generation marine seismic data acquisition system for commercial deployment in 2003. We have a number of other products under development including reservoir monitoring applications for all acquisition environments.

     Because the new products are under development, their commercial feasibility or degree of commercial acceptance, if any, is not yet known. No assurance can be given concerning the successful development of any new products or enhancements, the specific timing of their release or their level of acceptance in the market place.

MARKETS AND CUSTOMERS

     Our principal customers are seismic contractors that operate seismic data acquisition systems and related equipment to collect data in accordance with their customers' specifications or for their own seismic data libraries. In addition, we market and sell products directly to oil and gas companies, particularly for reservoir monitoring applications. During the year ended December 31, 2002, two customers (Western-Geco and Laboratory of Regional Geo Dynamics) each accounted for approximately 10% of consolidated net sales. In recent years, our customers have been rapidly consolidating, shrinking the demand for our products. The loss of any one of these customers could have a material adverse effect on the results of operations and financial condition. See Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition -- Cautionary Statement for Purposes of Forward Looking Statements -- Further consolidation among our significant customers could materially and adversely affect us and Note 13 of Notes to Consolidated Financial Statements.

     A significant part of our marketing efforts are focused on areas outside the United States. Contractors from China and the CIS are increasingly active not only in their own countries, but also in other international areas. Foreign sales are subject to special risks inherent in doing business outside of the United States, including the risk of war, civil disturbances, exchange rate fluctuations, embargo and governmental activities, as well as risks of non-compliance with U.S. and foreign laws, including tariff regulations and import/export restrictions. We sell products through a direct sales force consisting of employees and through several international third-party sales representatives responsible for key geographic areas. During the year ended December 31, 2002, sales to destinations outside of North America accounted for approximately 71% of net sales. Further, systems sold to domestic customers are frequently deployed internationally and, from time to time, certain foreign sales require export licenses. See Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition -- Cautionary Statement for Purposes of Forward Looking Statements -- We derive a substantial amount of our revenues from foreign sales, which pose additional risks and Note 13 of Notes to Consolidated Financial Statements.

     Sales to customers are normally on standard net 30-day terms. We also provide financing arrangements to customers through long-term notes receivable. Notes receivable, which are generally collateralized by the products sold, bear interest at contractual rates up to 13.5% per year and are due at various dates through 2005. The weighted average interest rate at December 31, 2002 was 8.5%. See Notes 1 and 10 of Notes to Consolidated Financial Statements.

SUPPLIERS

     As part of our strategic direction, we are increasing our use of contract manufacturers as an alternative to our own manufactured products. We may experience supply interruptions, cost escalations and competitive disadvantages if we do not monitor these relationships properly. See Item 7. Management's Discussion and Analysis of Results of Operations and Financial
Condition -- Cautionary Statement for Purposes of Forward Looking
Statements -- We have developed outsourcing arrangements for the manufacturing of some of our products. If these third parties fail to deliver quality products or components at reasonable prices on a timely basis, we may alienate some of our customers, our revenues, profitability and cash flow may decline.

     We and our contract manufacturers purchase a substantial portion of the components used in our systems and products from third-party vendors. Certain items, such as integrated circuits used in I/O systems are purchased from sole source vendors. Although we and our contract manufacturers attempt to maintain an adequate inventory of these single source items, the loss of ready access to any of these items could temporarily disrupt our ability to manufacture and sell certain products. Since our components are designed for use with these single source items, replacing the single source items with functional equivalents could require a redesign of our components and costly delays could result.

COMPETITION

     The market for seismic data acquisition systems and seismic instrumentation is highly competitive and is characterized by consolidation, as well as continual and rapid changes in technology. Our principal competitor for land and marine seismic equipment is Societe d'Etudes Recherches et Construction Electroniques ("Sercel"), an affiliate of Compagnie General de Geophysique. Unlike I/O, Sercel possesses an advantage of selling to an affiliated seismic contractor. In addition, I/O competes with other companies on a product-by-product basis.

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

     Our operations are subject to numerous local, state and federal laws and regulations in the United States and in foreign jurisdictions concerning the containment and disposal of hazardous materials. We do not currently foresee the need for significant expenditures to ensure continued compliance with current environmental protection laws. Regulations in this area are subject to change, and there can be no assurance that future laws or regulations will not have a material adverse effect on us. Our customer's operations are also significantly impacted by laws and regulations concerning the protection of the environment and endangered species. For instance, many of our marine contractors have been affected by new regulations protecting marine mammals in the Gulf of Mexico. To the extent that our customer's operations are disrupted by future laws and regulations, our business and results of operations may be materially and adversely affected.

EMPLOYEES

     At December 31, 2002, we had 598 full-time employees worldwide, 434 of whom were employed in the United States. Also, at December 31, 2002, we had 106 temporary employees. Our temporary employee base fluctuates based upon our level of manufacturing activity, as a majority of these positions are manufacturing related. U.S. employees are not subject to any collective bargaining agreements and we have never experienced a work stoppage.

ITEM 2. PROPERTIES

     Primary manufacturing facilities at March 1, 2003 are as follows:

                                                               SQUARE
MANUFACTURING FACILITIES                                       FOOTAGE
------------------------                                       -------
Stafford, Texas*............................................   110,000
Alvin, Texas***.............................................   240,000
Harahan, Louisiana*.........................................    40,000
Norwich, England****........................................    31,000
Voorschoten, The Netherlands*...............................    30,000
Jebel Ali, Dubai, United Arab Emirates*.....................    11,000
Ponca City, Oklahoma**......................................    26,000
                                                               -------
                                                               488,000
                                                               =======

---------------

   * Leased

  ** Owned

 *** Owned and in the process of vacating.

**** Leased and in the process of vacating.

     In addition we lease facilities in Denver, Colorado, Norwich, England and Beijing, China to support our processing operations and our global sales force. Our executive headquarters (utilizing approximately 25,000 square feet) are located at 12300 Parc Crest Drive, Stafford, Texas. The machinery, equipment, buildings and other facilities leased are considered by management to be sufficiently maintained and adequate for current operations.

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

                                                               PRICE RANGE
                                                              --------------
PERIOD                                                         HIGH     LOW
------                                                        ------   -----
Year ended December 31, 2002
  Fourth Quarter............................................  $ 5.90   $3.54
  Third Quarter.............................................    9.50    4.50
  Second Quarter............................................    9.93    7.95
  First Quarter.............................................   10.00    7.48
Year ended December 31, 2001
  Fourth Quarter............................................  $ 9.45   $7.10
  Third Quarter.............................................   12.70    7.90
  Second Quarter............................................   14.25    8.67
  First Quarter.............................................   13.10    8.50
Seven months ended December 31, 2000
  December..................................................  $10.25   $7.50
  Second Quarter............................................   10.25    7.38
  First Quarter.............................................    9.63    6.81
Year ended May 31, 2000
  Fourth Quarter............................................  $ 8.25   $5.50
  Third Quarter.............................................    6.69    4.25
  Second Quarter............................................    8.38    4.94
  First Quarter.............................................    8.94    7.00

     We have not historically paid, and do not intend to pay in the foreseeable future, cash dividends on our common stock. We presently intend to retain cash from operations for use in our business, with any future decision to pay cash dividends on our common stock dependent upon our growth, profitability, financial condition and other factors our Board of Directors consider relevant. The $31.0 million unsecured promissory note issued in August 2002, in connection with the repurchase of preferred stock, restricts cash dividends in excess of $5.0 million per year while the note is outstanding. See Notes 8 and 11 of Notes to Consolidated Financial Statements.

     On December 31, 2002, there were 282 stockholders of record of common stock outstanding.

     In October 2001 our Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock in the open market and privately negotiated transactions at such prices and at such times as management deems appropriate. Under this repurchase program the Company has repurchased 40,000 shares of common stock for a total purchase price of $0.2 million at an average price of $3.97 per share for the year ended December 31, 2002 and 461,900 shares of our common stock for a total purchase price of $3.6 million at an average price of $7.78 per share for the year ended December 31, 2001.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data set forth below with respect to our consolidated statements of operations for the years ended December 31, 2002 and 2001, the seven months ended December 31, 2000 and the three fiscal years ended May 31, 2000, 1999 and 1998, and with respect to our consolidated balance sheets at December 31, 2002, 2001, and 2000 and May 31, 2000, 1999 and 1998 have been derived from our audited consolidated financial statements. Our results of operations and financial condition have been affected by acquisitions of businesses and significant charges during certain periods presented, which may affect the comparability of the financial information. For a discussion of significant charges, please see Note 18 of Notes to Consolidated Financial Statements. This information should be read in conjunction with Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition and the consolidated financial statements and the notes thereto included elsewhere in this Form 10-K.

                                     YEARS ENDED        SEVEN MONTHS
                                     DECEMBER 31,          ENDED             YEARS ENDED MAY 31,
                                 --------------------   DECEMBER 31,   -------------------------------
                                   2002        2001         2000         2000       1999        1998
                                 ---------   --------   ------------   --------   ---------   --------
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales......................  $ 118,583   $212,050     $ 78,317     $121,454   $ 197,415   $385,861
Cost of sales..................     99,624    138,415       58,982      108,169     204,998    229,338
                                 ---------   --------     --------     --------   ---------   --------
  Gross profit (loss)..........     18,959     73,635       19,335       13,285      (7,583)   156,523
                                 ---------   --------     --------     --------   ---------   --------
Operating expenses:
Research and development.......     28,756     29,442       16,051       28,625      42,782     32,957
Marketing and sales............     11,218     11,657        5,506        8,757      13,010     11,822
General and administrative.....     19,160     19,695        8,127       21,885      74,132     28,295
Amortization of intangibles and
  goodwill.....................      1,394      4,936        2,757        7,892       9,947      6,008
Impairment of long-lived
  assets.......................      6,874         --           --           --      14,500         --
Goodwill impairment............     15,122         --           --       31,596          --         --
                                 ---------   --------     --------     --------   ---------   --------
  Total operating expenses.....     82,524     65,730       32,441       98,755     154,371     79,082
                                 ---------   --------     --------     --------   ---------   --------
Earnings (loss) from
  operations...................    (63,565)     7,905      (13,106)     (85,470)   (161,954)    77,441
Interest expense...............     (3,124)      (695)        (627)        (826)       (897)    (1,081)
Interest income................      2,280      4,685        4,583        4,930       7,981      7,517
Fair value adjustment of
  warrant obligation...........      3,252         --           --           --          --         --
Other income (expense).........       (798)       574          176        1,306        (370)      (202)
                                 ---------   --------     --------     --------   ---------   --------
Earnings (loss) before income
  Taxes........................    (61,955)    12,469       (8,974)     (80,060)   (155,240)    83,675
Income tax expense (benefit)...     57,919      3,128        1,332       (6,097)    (49,677)    26,776
                                 ---------   --------     --------     --------   ---------   --------
Net earnings (loss)............   (119,874)     9,341      (10,306)     (73,963)   (105,563)    56,899
Preferred dividend.............        947      5,632        3,051        4,557          --         --
                                 ---------   --------     --------     --------   ---------   --------

                                     YEARS ENDED        SEVEN MONTHS
                                     DECEMBER 31,          ENDED             YEARS ENDED MAY 31,
                                 --------------------   DECEMBER 31,   -------------------------------
                                   2002        2001         2000         2000       1999        1998
                                 ---------   --------   ------------   --------   ---------   --------
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net earnings (loss) applicable
  to common shares.............  $(120,821)  $  3,709     $(13,357)    $(78,520)  $(105,563)  $ 56,899
                                 =========   ========     ========     ========   =========   ========
Basic earnings (loss) per
  common share.................  $   (2.37)  $   0.07     $  (0.26)    $  (1.55)  $   (2.17)  $   1.29
                                 =========   ========     ========     ========   =========   ========
Weighted average number of
  common shares outstanding....     51,015     51,166       50,840       50,716      48,540     43,962
                                 =========   ========     ========     ========   =========   ========
Diluted earnings (loss) per
  common share.................  $   (2.37)  $   0.07     $  (0.26)    $  (1.55)  $   (2.17)  $   1.28
                                 =========   ========     ========     ========   =========   ========
Weighted average number of
  diluted common shares
  outstanding..................     51,015     52,309       50,840       50,716      48,540     44,430
                                 =========   ========     ========     ========   =========   ========

                                     YEARS ENDED       SEVEN MONTHS
                                    DECEMBER 31,          ENDED            YEARS ENDED MAY 31,
                                 -------------------   DECEMBER 31,   ------------------------------
                                   2002       2001         2000         2000       1999       1998
                                 --------   --------   ------------   --------   --------   --------
BALANCE SHEET DATA (END OF
  YEAR):
Working capital................  $114,940   $204,600     $181,366     $183,412   $213,612   $245,870
Total assets...................   248,445    387,335      365,633      381,769    451,748    493,016
Short-term debt, including
  current maturities of
  long-term debt...............     2,142      2,312        1,207        1,154      1,067        986
Long-term debt, net of current
  maturities...................    51,430     20,088        7,077        7,886      8,947     10,011
Stockholders' equity...........   151,337    331,037      325,403      335,015    396,974    415,700
OTHER DATA:
Capital expenditures...........  $  8,230   $  9,202     $  2,837     $  3,077   $  9,326   $  6,960
Depreciation and
  amortization.................    13,237     17,535       11,448       22,835     20,776     16,816

     Results for each of the years ended December 31, 2002 and 2001, the seven months ended December 31, 2000 and the year ended May 31, 2000 include specific charges (if applicable) as discussed in Note 18 of Notes to Consolidated Financial Statements. For the year ended May 31, 1999, charges of $77.0 million were included in cost of sales relating to inventory write-downs of $57.0 million and warranty reserves and other product related contingencies of $20.0 million. In addition, charges of $1.1 million primarily related to prototype development costs were included in research and development, along with charges of $46.4 million included in general and administrative expenses related to accounts and notes receivable allowances of $39.9 million, the early termination of a facility lease and other restructuring costs of $2.6 million and employee severances and other expense totaling $3.9 million. Charges of $14.5 million were included in impairment of long-lived assets for the year ended May 31, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     In our traditional analog business, we are committed to reducing both the unit cost of our products and our fixed cost structure. These reductions, if achieved, will make our products more competitive and reduce our annual breakeven revenue level. By the end of 2003, we intend to substantially transform our business by outsourcing most of our non-core manufacturing processes and otherwise relocating our operations to lower cost venues. At the same time, as we continue to transform our traditional analog business, we intend to grow our business by aggressively marketing our VectorSeis technology in our traditional exploration markets and also in production-related markets where we have not historically generated significant revenue.

RECENT EVENTS AND SIGNIFICANT 2002 CHARGES

     During 2002, we recorded significant charges in connection with our restructuring program. The related reserves reflect many estimates, including those pertaining to severance costs of $3.5 million, facility related charges, primarily future, non-cancelable, lease obligations of $1.3 million, and inventory revaluation charges of $4.3 million. In addition, during 2002, we recorded charges of $15.1 million relating to the impairment of goodwill and $6.9 million for the impairment of long-lived assets. We will continually reassess the requirements necessary to complete our restructuring plan, which may result in additional charges recorded in future periods. However, we currently do not anticipate any significant future charges or adjustments to our restructuring accruals. See Notes 1, 3, 4, 5, 9 and 18 of Notes to Consolidated Financial Statements for further discussion of these charges.

     We recorded a net charge of $60.0 million to income tax expense to establish an additional valuation allowance for our net deferred tax assets. We will continue to reserve all of our net deferred tax assets until we have sufficient evidence to warrant reversal. See Note 14 of Notes to Consolidated Financial Statements.

FISCAL YEAR CHANGE

     In September 2000, our Board of Directors approved changing our fiscal year-end to December 31 of each year. The consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows for the period from June 1, 2000 to December 31, 2000 represent a transition period of seven months. The following is a comparative summary of the operating results for the years ended December 31, 2002, 2001 and 2000 and the seven month periods ended December 31, 2000 and 1999 (in thousands, except per share amounts).

                                                                              SEVEN MONTHS ENDED
                                            YEARS ENDED DECEMBER 31,             DECEMBER 31
                                       ----------------------------------   ----------------------
                                         2002        2001        2000         2000        1999
                                       ---------   --------   -----------   --------   -----------
                                                              (UNAUDITED)              (UNAUDITED)
Net sales............................  $ 118,583   $212,050    $137,384     $ 78,317    $ 62,244
Cost of sales........................     99,624    138,415     119,203       58,982      47,947
                                       ---------   --------    --------     --------    --------
Gross profit.........................     18,959     73,635      18,181       19,335      14,297
                                       ---------   --------    --------     --------    --------
Operating expenses:
  Research and development...........     28,756     29,442      28,084       16,051      16,590
  Marketing and sales................     11,218     11,657       8,794        5,506       5,469
  General and administrative.........     19,160     19,695      17,632        8,127      12,396
  Amortization of intangibles and
     goodwill........................      1,394      4,936       6,162        2,757       4,471
  Impairment of long-lived assets....      6,874         --          --           --          --
  Goodwill impairment................     15,122         --      31,596           --          --
                                       ---------   --------    --------     --------    --------
Earnings (loss) from operations......    (63,565)     7,905     (74,087)     (13,106)    (24,629)
Interest expense.....................     (3,124)      (695)       (973)        (627)       (480)
Interest and other income............      1,482      5,259       8,223        4,759       2,767
Fair value adjustment of warrant
  obligation.........................      3,252         --          --           --          --
Income tax expense (benefit).........     57,919      3,128       5,372        1,332      (6,702)
Preferred dividend...................        947      5,632       5,000        3,051       2,608
                                       ---------   --------    --------     --------    --------
Net earnings (loss) applicable to
  common shares......................  $(120,821)  $  3,709    $(77,209)    $(13,357)   $(18,248)
                                       =========   ========    ========     ========    ========
Net earnings (loss) per common share:
  Basic..............................  $   (2.37)  $   0.07    $  (1.52)    $  (0.26)   $  (0.31)
                                       =========   ========    ========     ========    ========
  Diluted............................  $   (2.37)  $   0.07    $  (1.52)    $  (0.26)   $  (0.31)
                                       =========   ========    ========     ========    ========

COMPARABILITY OF PERIODS

     Results of operations and financial condition have been affected by acquisitions of businesses and pre-tax charges during certain periods discussed which may affect the comparability of the financial information. See Notes 12 and 18 of Notes to Consolidated Financial Statements. Additionally, during 2000 we changed our year end from May 31 to December 31. As a result, we have presented our historical results on an unaudited basis for the twelve months ended December 31, 2000 for comparative purposes within Management's Discussion and Analysis of Results of Operations and Financial Condition.

RESULTS OF OPERATIONS

  YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

     Net Sales: Net sales of $118.6 million for the year ended December 31, 2002 decreased $93.5 million, or 44%, compared to the prior year. Our Land Division's net sales decreased $97.1 million, or 60%, to $65.2 million, primarily as a result of declining industry conditions and a loss of market share to our principal competitor. Our Marine Division's net sales increased $3.6 million or 7%, to $53.4 million, compared to the prior year, primarily due to an increase in demand from Russian contractors.

     Cost of Sales: Cost of sales of $99.6 million for the year ended December 31, 2002 decreased $38.8 million, or 28%, compared to the prior year. The decrease results from a decrease in revenues, partially offset by lower gross profit on those revenues and severance for work force reductions totaling $1.9 million. Cost of sales was negatively affected by $4.3 million of inventory related charges. Cost of sales of our Land Division was $65.8 million and cost of sales of our Marine Division was $33.8 million.

     Gross Profit and Gross Profit Percentage: Gross profit of $19.0 million for the year ended December 31, 2002 decreased $54.7 million, or 74%, compared to the prior year. Gross profit percentage for the year ended December 31, 2002 was 16% compared to 35% in the prior year. The decline in gross profit percentage is primarily due to under-absorbed manufacturing overhead, inventory revaluations of $4.3 million, and to a lesser degree, severance for work force reductions totaling $1.9 million. Excluding inventory revaluations and severance expense, our gross profit percentage for the year ended December 31, 2002 was 21%.

     Research and Development: Research and development expense of $28.8 million for the year ended December 31, 2002 decreased $0.7 million, or 2%, compared to the prior year. Research and development expense remained at high levels as we completed the final stages of VectorSeis commercialization and continue to develop a solid marine streamer, a lightweight ground electronics system and an ocean bottom system that exploits our VectorSeis technology. Also, research and development expenses included significant charges of $2.1 million for severance expenses of $0.8 million and charges related to the closure of our Austin, Texas software development facility of $1.3 million. After completion of our lightweight, cable-based VectorSeis ground system, we expect a significant reduction in our research and development expense.

     Marketing and Sales: Marketing and sales expense of $11.2 million for the year ended December 31, 2002 decreased $0.4 million, or 4%, compared to the prior year. The decrease is primarily related to lower payroll costs and commissions on sales, partially offset by severance for work force reductions of $0.3 million.

     General and Administrative: General and administrative expense of $19.2 million for the year ended December 31, 2002 decreased $0.5 million, or 3%, compared to the prior year. The decrease in general and administrative expense is primarily due to decreases in payroll, profit-based bonuses and facility related costs, partially offset by an increase in bad debt expense (net of recoveries) of $0.5 million and severance for workforce reductions of $0.5 million.

     Amortization of Intangibles and Goodwill: Amortization of intangibles of $1.4 million for the year ended December 31, 2002 decreased $3.5 million, or 72%, compared to the prior year. The decrease in amortization of intangibles and goodwill relates to the implementation of Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" in the current year, which, among other things, eliminates the amortization of goodwill. Goodwill amortization for 2001 was $3.9 million.

     Impairment of Long-Lived Assets: Impairment of long-lived assets of $6.9 million for the year ended December 31, 2002 primarily relates to the impairment of our Alvin, Texas manufacturing facility, the impairment of the leasehold improvements of our Norwich, U.K. geophone stringing facility and certain related manufacturing equipment of both facilities. The impairments were triggered by the announced closures of facilities. There was no corresponding charge during the year ended December 31, 2001. See Note 4 of Notes to Consolidated Financial Statements.

     Goodwill Impairment: Goodwill impairment of $15.1 million for the year ended December 31, 2002 relates to the impairment of goodwill of our analog land products reporting unit. There was no corresponding charge during the year ended December 31, 2001. See Note 5 of Notes to Consolidated Financial Statements.

     Net Interest and Other Income: Total net interest and other income of $1.6 million for the year ended December 31, 2002 decreased $6.2 million compared to the prior year. The decrease is primarily due to falling interest rates on cash balances, as well as increased interest expense on new debt, compared to the prior year.

     Fair Value Adjustment of Warrant Obligation: The fair value adjustment of the warrant obligation totaling $3.3 million is due to a change in the fair value between August 6, 2002 (the issuance date) and December 31, 2002 of the common stock warrants, as further discussed below in "Repurchase of Series B and Series C Preferred Stock" and Note 11 of Notes to Consolidated Financial Statements.

     Income Tax Expense: Income tax expense of $57.9 million for the year ended December 31, 2002 increased $54.8 million compared to the year ended December 31, 2001 due to a charge of $60.0 million in 2002 to establish an additional valuation allowance for our net deferred tax assets. Although management's plans include generating sufficient taxable income in future years to fully utilize our net operating losses, such expectation is subject to a significant amount of risk and uncertainty. In accordance with SFAS No. 109 "Accounting for Income Taxes," we established an additional valuation allowance for our net deferred tax assets based on our cumulative operating results in the most recent three-year period. Our results in this period were heavily affected not only by industry conditions, but also by deliberate and planned business restructuring activities in response to the prolonged downturn in the seismic equipment market, as well as heavy expenditures on research and development of our VectorSeis technology. Nevertheless, recent losses represented sufficient negative evidence to establish an additional valuation allowance. We have continued to reserve all of our net deferred tax assets and will continue until we have sufficient evidence to warrant reversal. This valuation allowance does not affect our ability to reduce future tax expense through utilization of net operating losses.

     Preferred Stock Dividends: Preferred stock dividends for the years ended December 31, 2002 and 2001 are related to previously outstanding Series B and Series C Preferred Stock (the "Preferred Stock"). We recognized the dividends as a charge to retained earnings at a stated rate of 8% per year, compounded quarterly (of which 7% was accounted for as a non-cash event recorded to additional paid-in capital so as to reflect potential dilution upon preferred stock conversion and 1% was paid as a quarterly cash dividend). The preferred stock dividend charge for the year ended December 31, 2002 was $0.9 million, compared to $5.6 million for the year ended December 31, 2001. As discussed below in "Repurchase of Series B and Series C Preferred Stock" and Note 11 of Notes to Consolidated Financial Statements, we repurchased the Preferred Stock on August 6, 2002. The decrease in preferred dividends is due to a preferred stock dividend credit of approximately $2.5 million, which represents the difference in the fair value of the consideration granted to the holders of the Preferred Stock and our carrying value of the Preferred Stock at the time of the repurchase and less than a full year of dividends in 2002.

  YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000 (UNAUDITED)

     Net Sales: Net sales of $212.1 million for the year ended December 31, 2001 increased $74.7 million, or 54%, compared to the prior year. The increase was primarily due to increased demand for products produced by our Land Division. Our Land Division's net sales increased $70.5 million, or 77%, to $162.3 million, primarily as a result of improved industry conditions and the introduction of new products. Our Marine Division's net sales increased $4.2 million or 9%, to $49.8 million, compared to the prior year. Marine sales remained lackluster primarily due to over capacity in the sector and an abundance of marine library data.

     Cost of Sales: Cost of sales of $138.4 million for the year ended December 31, 2001 increased $19.2 million, or 16%, compared to the prior year. Cost of sales of our Land Division was $109.1 million and cost of sales of our Marine Division was $29.3 million. Results for the year ended December 31, 2000 included $10.6 million, net, in pre-tax charges for inventory write-downs partially offset by favorable legal settlements.

     Gross Profit and Gross Profit Percentage: Gross profit of $73.6 million for the year ended December 31, 2001 increased $55.5 million, or 305%, compared to the prior year. Results for the year ended December 31, 2000 included $10.6 million, net, in pre-tax charges for inventory write-downs partially offset by favorable legal settlements. Gross profit percentage for the year ended December 31, 2001 was 35% compared to 13% in the prior year (21% excluding pre-tax charges). A return to a more normal pricing regime, success in reducing costs, improved absorption of fixed and semi-fixed overhead, as well as the continued elimination from the sales mix of products that had been highly discounted during prior periods of weaker demand contributed to the higher 2001 gross profit percentage.

     Research and Development: Research and development expense of $29.4 million for the year ended December 31, 2001 increased $1.4 million, or 5%, compared to the prior year. Research and development expense remained relatively constant due to ongoing VectorSeis development efforts.

     Marketing and Sales: Marketing and sales expense of $11.7 million for the year ended December 31, 2001 increased $2.9 million, or 33%, compared to the prior year. Compensation expense to our in-house sales force increased because of the higher net sales and gross profit percentage compared to the prior year. Marketing and sales expense as a percentage of revenues remained relatively constant in both years.

     General and Administrative: General and administrative expense of $19.7 million for the year ended December 31, 2001 increased $2.1 million, or 12%, compared to the prior year. The increase in general and administrative expense was primarily attributable to increased compensation expense, reflecting profit-based bonuses in 2001, and the inclusion of Pelton in the year ended December 31, 2001 results.

     Amortization of Intangibles and Goodwill: Amortization of intangibles of $4.9 million for the year ended December 31, 2001 decreased $1.2 million, or 20%, compared to the prior year. The decrease was due to the impairment of goodwill during the year ended December 31, 2000, for which there was no amortization expense recorded in the current year.

     Goodwill Impairment: The decrease in goodwill impairment is due to the impairment of goodwill of $31.6 million in the year ended December 31, 2000, for which there was no corresponding charge during the year ended December 31, 2001.

     Net Interest and Other Income: Total net interest and other income of $4.6 million for the year ended December 31, 2001 decreased $2.7 million, or 37%, compared to the prior year, primarily due to fluctuations in exchange rates and falling interest rates.

     Income Tax Expense: Income tax expense of $3.1 million for the year ended December 31, 2001 decreased $2.2 million from the prior year. Income tax expense decreased from the prior period despite higher earnings before income taxes because: (i) we returned to profitability and were recording an income tax provision that reflected a year-end effective tax rate of 38% before resolution of certain tax issues, (ii) during the prior period we were profitable in certain foreign tax jurisdictions but recognized no offsetting benefit from domestic net operating losses, and (iii) we resolved certain tax issues in 2001 and received a $1.6 million cash benefit.

     Preferred Stock Dividends: Preferred stock dividends for the year ended December 31, 2001 and 2000 were related to outstanding Preferred Stock. We recognized the dividends as a charge to retained earnings at a stated rate of 8% per year, compounded quarterly (of which 7% is accounted for as a non-cash event recorded to additional paid-in capital so as to reflect potential dilution upon preferred stock conversion and 1% was paid as a quarterly cash dividend.) As discussed below in "Repurchase of Series B and Series C Preferred Stock" and
Note 11 of Notes to Consolidated Financial Statements, we repurchased the preferred stock on August 6, 2002. The preferred stock dividend charge for the year ended December 31, 2001 was $5.6 million, compared to $5.0 million for the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     We have typically financed operations from internally generated cash and funds from equity financings. Cash and cash equivalents were $77.1 million at December 31, 2002, a decrease of $24.5 million, or 24%, compared to December 31, 2001. The decrease is primarily due to the repurchase of preferred stock and cash used in investing activities, partially offset by a decrease in working capital. Net cash provided by operating activities was $14.3 million for the year ended December 31, 2002, compared to $17.5 million for the year ended December 31, 2001. This decrease in cash flow from operations is generally a result of lower operating levels in 2002 with smaller gross margins, as discussed in Management's Discussion and Analysis of Results of Operations and Financial Condition -- Results of Operations.

     Net cash flow used in investing activities was $10.9 million for the year ended December 31, 2002, a decrease of $3.9 million compared to the year ended December 31, 2001. The principal investing activities were $8.2 million relating to capital expenditure projects and $2.7 million, net of cash acquired, relating to the acquisition of AXIS and S/N Technologies ("S/N"). Included in capital expenditures is $2.9 million of rental equipment, which has been leased to two marine customers. Planned capital expenditures for 2003 are approximately $7.6 million.

     Cash flow used in financing activities was $31.3 million for the year ended December 31, 2002, a decrease of $38.9 million compared to the year ended December 31, 2001. The principal use of cash was $30.0 million relating to the repurchase of preferred stock and $2.6 million on the repayment of long-term debt, partially offset by proceeds of $0.8 million from the issuance of common stock under our Employee Stock Purchase Plan and $1.0 million from the exercise of stock options.

     We believe the combination of existing working capital of $114.9 million as of December 31, 2002, including current cash on hand of $77.1 million at year-end, will be adequate to meet anticipated capital and liquidity requirements for the foreseeable future even if the prolonged downturn in the seismic equipment market continues. The most significant use of cash over the next two-year period will be the requirement to repay the $31.0 million unsecured promissory note due in May 2004. Based on our current cash levels and estimated uses of cash over this period, we believe we will be able to sufficiently fund our planned operations. However, there can be no assurance that our sources of cash will be able to support our capital requirements in the long-term, and we may be required to issue additional debt or equity securities in the future to meet our capital requirements. There can be no assurance we would be able to issue additional equity or debt securities in the future on terms that are acceptable to us or at all.

FUTURE CONTRACTUAL OBLIGATIONS

     The following table sets forth estimates of future payments for 2003 through 2008 and thereafter of our consolidated contractual obligations as of December 31, 2002 (in thousands):

                                                               PAYMENTS DUE BY PERIOD
                                         -------------------------------------------------------------------
                                                                                                   2008 AND
CONTRACTUAL OBLIGATIONS                   TOTAL     2003      2004      2005     2006     2007    THEREAFTER
-----------------------                  -------   -------   -------   ------   ------   ------   ----------
Long-Term Debt and Lease Obligations...  $53,572   $ 2,142   $32,864   $1,883   $1,489   $1,610    $13,584
Operating Leases.......................    7,151     2,949     2,242      684      465      325        486
Product Warranty.......................    2,914     2,914        --       --       --       --         --
Warrant Obligation.....................    2,200     2,200        --       --       --       --         --
                                         -------   -------   -------   ------   ------   ------    -------
TOTAL..................................  $65,837   $10,205   $35,106   $2,567   $1,954   $1,935    $14,070
                                         =======   =======   =======   ======   ======   ======    =======

     The debt and lease obligations at December 31, 2002 consist of a $31.0 million unsecured promissory note issued in connection with the repurchase of Preferred Stock during 2002, along with $2.7 million in additional unsecured promissory notes related to acquisitions made during 2002 and 2001. The remaining amount of the obligation (approximately $19.9 million) relates to lease arrangements primarily involving the Company's use of certain land and buildings. Under this lease arrangement, the Company has not met the tangible net worth test for the third and fourth quarters of 2002. If the Company fails to meet the requirements of this test for any four consecutive quarters during the first five years of the lease, the Company is required to provide a letter of credit in the amount of $1.5 million. For further discussion of Long-Term Debt and Lease Obligations, see Note 8 of Notes to Consolidated Financial Statements.

     The operating lease commitments at December 31, 2002 relate to the Company's lease of certain equipment, offices, and warehouse space under non-cancelable operating leases. For further discussion of operating leases, see
Note 15 of Notes to Consolidated Financial Statements.

     The liability for product warranties at December 31, 2002 relates to the estimated future expenditures associated with the Company's guarantee that all manufactured equipment is free from defects in workmanship, materials, and parts. For further discussion of product warranty, see Note 7 of Notes to Consolidated Financial Statements.

     The warrant obligation at December 31, 2002 represents the fair value of warrants which were issued by the Company in connection with the August 2002 repurchase of Preferred Stock. If the Company is acquired in a business combination pursuant to which the stockholders receive less than 60% of the aggregate consideration in the form of publicly traded common equity, then the holder of the warrants has the option to require the Company to acquire the warrants at their fair value as determined by the Black-Scholes valuation model as further refined by the terms of the warrant agreement. Because the Company may be required to repurchase the warrants in these limited circumstances, the warrants are classified as a current liability on our balance sheet and we record any change in value as a credit or charge to the consolidated statement of operations. For further discussion of the warrant obligation, see Note 11 of Notes to Consolidated Financial Statements.

     As part of the acquisition of AXIS, the Company could be required to pay additional consideration to the former shareholders of AXIS at an amount equal to 33.33% of AXIS' EBITDA (as adjusted by the terms of the Earn-out Agreement), for the years ended December 31, 2003, 2004, and 2005, exceeding a minimum threshold of $1.0 million.. Also, as part of the S/N acquisition, the Company could be required to pay additional consideration up to a maximum of $5.0 million if certain revenue and sales thresholds are met.

     Under many of our outsourcing arrangements, our manufacturing partners first utilize our on-hand inventory, then directly purchase inventory at agreed-upon levels to meet our forecasted demand. If demand proves to be less than we originally forecasted, our manufacturing partners have the right to require us to purchase any excess or obsolete inventory that our partners purchased on our behalf. Should we be required to purchase inventory pursuant to these provisions, we may be required to expend large sums of cash for inventory that we may never utilize. Such purchases could materially and adversely effect our financial position and our results of operations. As our outsourcing activity increases the risk will increase that we might be required to purchase excess or obsolete inventory. Historically, we have not been required to purchase any excess or obsolete inventory under our outsourcing arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of this Statement are effective for fiscal years beginning after June 15, 2002. Due to the nature of our business, this Statement is not expected to have a significant impact on our reported results of operations and financial condition.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction." SFAS No. 145 allows classification of gains and losses from the extinguishment of debt as extraordinary items in the income statement only if they are deemed to be unusual and infrequent. In addition, SFAS No. 145 also requires that capital leases that are modified so that the resulting lease agreement is classified as an operating lease be accounted for as a sale-leaseback transaction. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. We do not expect the provisions of this Statement to have a significant impact on our reported results of operations and financial condition.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. We have continued to follow EITF No. 94-3 for our exit and disposal activities, which were initiated prior to December 31, 2002.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- and amendment of FASB No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change in fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of this Statement are effective for fiscal years ending after December 15, 2002. We have elected to continue to follow the intrinsic value method of accounting prescribed by Accounting Principal Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." See Critical Accounting Policies and Estimates and
Note 1 of Notes to Consolidated Financial Statements for the proforma results if we had adopted SFAS No. 123.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others: an Interpretation of FASB Statements No. 5, 67, and 107 and Rescission of FASB Interpretation No. 34." Interpretation No. 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure provisions of the Interpretation are effective for financial statements ending after December 15, 2002. We have adopted the provisions related to the disclosure requirements of this Interpretation effective for the year ended December 31, 2002. We do not expect the provisions of this Interpretation to have a significant impact on our reported results of operations and financial condition.

REPURCHASE OF SERIES B AND SERIES C PREFERRED STOCK

     On August 6, 2002, we repurchased all of the 40,000 outstanding shares of our Series B Convertible Preferred Stock and all of the 15,000 outstanding shares of our Series C Convertible Preferred Stock from SCF-IV, LP ("SCF"), a Houston-based private equity fund specializing in oil service investments. In exchange for the Preferred Stock, we paid SCF $30.0 million in cash at closing, issued SCF a $31.0 million unsecured promissory note due May 7, 2004 and granted SCF warrants to purchase 2,673,517 shares of our common stock at $8.00 per share through August 5, 2005. The Note bears interest at 8% per annum until May 7, 2003, at which time the interest rate will increase to 13%. We record interest on this note at an effective rate of approximately 11% per year. Should we redeem the note early, any excess interest accrued would be recorded as an adjustment of interest expense during the period the note is redeemed. Immediately preceding the closing of this transaction, David C. Baldwin, the elected representative of the holder of the Preferred Stock, resigned from our Board of Directors.

     We issued the Preferred Stock in 1999, at a purchase price of $1,000 per share (the "Stated Value"), for an aggregate of $55.0 million. Since that time, the Preferred Stock has earned an 8% dividend, of which we paid 1% quarterly in cash and we accrued the balance to increase the Adjusted Stated Value ($1,000 per share

Stated Value plus accrued and unpaid dividends) of the Preferred Stock. The Adjusted Stated Value of the Preferred Stock as of August 6, 2002, was $68.8 million.

     The Preferred Stock became convertible at the option of SCF on May 7, 2002. Under its terms, the number of shares into which the Preferred Stock would have been convertible is the greater of (i) Stated Value divided by approximately $8.14 per share or (ii) Adjusted Stated Value divided by the average market price of our common stock during the ten-day trading period immediately prior to conversion. We had the right, without the holder's consent, to redeem for cash up to one-half of any Preferred Stock tendered for conversion based on the Adjusted Stated Value of such Preferred Stock on the conversion date. If SCF had converted all of the Preferred Stock on August 6, 2002, and we had declined to exercise our redemption rights, SCF would have received approximately 9.2 million shares of our common stock, representing 15.3% of the total outstanding common stock of the Company after giving effect to the conversion.

     Under the terms of a registration rights agreement, SCF has the right to demand that we file a registration statement for the resale of the shares of Common Stock SCF acquires upon exercise of the warrants. Sales or the availability for sale of a substantial number of our shares of Common Stock in the public market could adversely affect the market price for our Common Stock. If we are acquired in a business combination pursuant to which our stockholders receive less than 60% of the aggregate consideration in the form of publicly traded common equity, then the holder of the warrants has the option to require the Company to acquire the warrants at their fair value as determined by the Black-Scholes valuation model as further refined by the terms of the warrant agreement. Because we may be required to repurchase the warrants in these limited circumstances, we classify the warrants as a current liability on our consolidated balance sheet. Every quarter the warrants are revalued and any change in value is recorded as a credit or charge to our consolidated statement of operations.

CREDIT RISK

     A continuation of weak demand for the services of certain of our customers will further strain their revenues and cash resources, thereby resulting in lower sales levels and a higher likelihood of defaults in the timely payment of their obligations under credit sales arrangements. Increased levels of payment defaults with respect to our credit sales arrangements could have a material adverse effect on our results of operations.

     Our principal customers are seismic contractors, which operate seismic data acquisition systems and related equipment to collect data in accordance with their customers' specifications or for their own seismic data libraries. In addition, we market and sell products to oil and gas companies. During the year ended December 31, 2002, two customers (Western-Geco and Laboratory of Regional Geo Dynamics) each accounted for approximately 10% of consolidated net sales. The loss of either of these customers could have a material adverse effect on our results of operations and financial condition. In recent years, our customers have been rapidly consolidating, shrinking the demand for our products. See Management's Discussion and Analysis of Results of Operations and Financial Condition -- Cautionary Statement for Purposes of Forward Looking Statements -- Further consolidation among our significant customers could materially and adversely affect us and Note 13 of Notes to Consolidated Financial Statements.

     During the year ended December 31, 2002, we recognized $21.2 million of sales to customers in Russia and other former Soviet Union countries, $7.2 million of sales to customers in Latin American countries and $15.7 million of sales to customers in Asia. The majority of our foreign sales are denominated in U.S. dollars. In recent years, Russia and certain Latin American countries have experienced economic problems and uncertainties as well as devaluations of their currencies. To the extent that economic conditions negatively affect our future sales to customers in those regions or the collectibility of our existing receivables, our future results of operations, liquidity and financial condition may be adversely affected.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make choices between acceptable methods of accounting and to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. The following accounting policies are based on, among other things, judgments and assumptions made by management that include inherent risk and uncertainties. Management's estimates are based on the relevant information available at the end of each period.

     - Our revenue is primarily derived from the sale of data acquisition systems and related equipment. We typically recognize revenue when we ship products and risk of ownership has passed to the customer. We warrant that all manufactured equipment will be free from defects in workmanship, material and parts. Warranty periods typically range from 90 days to three years from the date of original purchase, depending on the product. We record an accrual for product warranty and other contingencies when estimated future expenditures associated with such contingencies become probable, and the amounts can be reasonably estimated. However, new information may become available, or circumstances (such as applicable laws and regulations) may change, thereby resulting in an increase or decrease in the amount required to be accrued for such matters (and therefore a decrease or increase in reported net income in the period of such change).

     - We periodically evaluate the net realizable value of long-lived assets, including property, plant and equipment, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. We recognize impairment in the carrying value of an asset whenever we estimate that anticipated future cash flows (undiscounted) from an asset are less than its carrying value. We recognize the difference between the carrying value of the asset and its fair value as the amount of the impairment. Since we must exercise judgment in determining the fair value of long-lived assets, the carrying value of our long-lived assets may be overstated or understated.

       In 2002, we announced plans to close our Alvin, Texas and Norwich, U.K. manufacturing facilities and combined our two Colorado-based operations into one location. Applicable accounting rules required us to perform an impairment analysis as a result of the announced closures. As a result, we recorded an impairment charge of $6.9 million in 2002. We primarily relied upon quoted market prices for the facilities and forecasted negative cash flows during the interim period prior to their closure to determine the amount of the impairment.

     - On January 1, 2002, we adopted SFAS No. 142 "Goodwill and Other Intangible Assets." Since adoption of SFAS No. 142 we no longer amortize goodwill, but instead test for impairment at least annually and as triggering events occur. In making this assessment we rely on a number of factors including operating results, business plans, economic projections, anticipated future cash flows and market place data. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. Since our judgment is involved in performing goodwill valuation analyses, the carrying value of our goodwill may be overstated or understated.

       In the third quarter of 2002, we recorded an impairment charge of $15.1 million, which related to all the goodwill of our land analog reporting unit, a reporting unit within our Land division. The continuing weakness in the traditional analog land seismic markets and the precarious financial condition of many of the seismic contractors, coupled with an anticipated decrease in demand for analog products due to the success of our new VectorSeis digital sensor technology, precipitated the need for this interim impairment. We determined the fair value of the reporting units using a discounted future returns valuation method.

     - When we consider an account or note is impaired, we measure the amount of the impairment based on the present value of expected future cash flows or the fair value of collateral. We include impairment losses (recoveries) in our allowance for doubtful accounts and for loan loss through an increase (decrease) in bad debt expense. Notes receivable are generally collateralized by the products sold, bear interest at contractual rates up to 13.5% per year and are due at various dates through 2005. The weighted average interest rate at December 31, 2002 for our notes receivable was 8.5%. We first apply cash receipts on impaired notes to reduce the principal amount of such notes until the principal has been recovered and then we recognize additional cash receipts as interest income thereafter.

     - We provide reserves for estimated obsolescence or excess inventory equal to the difference between cost of inventory and estimated market value based upon assumptions about future demand for our products and market conditions. In 2002 and 2001, we recorded inventory obsolescence charges of approximately $4.3 million and $3.6 million, respectively, which primarily related to the discontinuance of certain analog land seismic and marine positioning products, and to a lesser extent, inventory determined to be in excess of our near-term requirements.

     - In 2002, we established an additional valuation allowance to reserve all of our net deferred tax assets. Although our plans include generating sufficient taxable income in future years to fully utilize our net operating losses, such expectation is subject to significant amount of risk and uncertainty. In accordance with SFAS No. 109 we established an additional valuation allowance for our net deferred tax assets based on our cumulative operating results in the most recent three-year period. Our results in this period were heavily affected not only by industry conditions, but also by deliberate and planned business restructuring activities in response to the prolonged downturn in the seismic equipment market, as well as heavy expenditures on research and development of our VectorSeis technology. Nevertheless, recent losses represented sufficient negative evidence to establish an additional valuation allowance. We will continue to reserve all of our net deferred tax assets until we have sufficient evidence to warrant reversal. This valuation allowance in no way affects our ability to reduce future tax expense through utilization of net operating losses.

     - The Company has elected to continue to follow the intrinsic value method of accounting for equity-based compensation as prescribed by APB Opinion No. 25. If the Company had adopted SFAS No. 123, net earnings (loss), basic earnings (loss) per share and diluted earnings (loss) per share for the periods presented would have been reduced (increased) as follows (in thousands, except per share amounts):

                                      YEAR ENDED             YEAR ENDED        SEVEN MONTHS ENDED    YEAR ENDED MAY 31,
                                   DECEMBER 31, 2002      DECEMBER 31, 2001     DECEMBER 31, 2000           2000
                                 ---------------------   -------------------   -------------------   -------------------
                                 REPORTED    PROFORMA    REPORTED   PROFORMA   REPORTED   PROFORMA   REPORTED   PROFORMA
                                 ---------   ---------   --------   --------   --------   --------   --------   --------
         Net earnings (loss)
           applicable to common
           shares..............  $(120,821)  $(123,935)   $3,709     $ (289)   $(13,357)  $(20,365)  $(78,520)  $(74,926)
         Basic earnings (loss)
           per common share....  $   (2.37)  $   (2.43)   $ 0.07     $(0.01)   $  (0.26)  $  (0.41)  $  (1.55)  $  (1.48)
         Diluted earnings
           (loss) per common
           share...............  $   (2.37)  $   (2.43)   $ 0.07     $(0.01)   $  (0.26)  $  (0.41)  $  (1.55)  $  (1.48)

     We believe that all of the estimates used to prepare our financial statements were reasonable at the time we made them, but circumstances may change requiring us to revise our estimates in ways that could be materially adverse.

RELATED PARTIES

     In connection with the acquisition of DigiCourse, Inc. in November 1998, we entered into a service agreement under which a predecessor to Laitram, L.L.C. ("Laitram") agreed to provide accounting, software, manufacturing and maintenance services. The service agreement expired September 30, 2001 and Laitram now charges us on an invoice basis for facility rental and maintenance as well as manufacturing services. Our chairman of the board is the chairman and a principal stockholder of Laitram. For the year ended December 31, 2002, we paid Laitram a total of $1.9 million, which consisted of $1.2 million for manufacturing services, $0.6 million for rent and other facility related services and $0.1 million for other services. Manufacturing services consisted primarily of machining of parts for our marine positioning systems. For the year ended December 31, 2001, seven months ended December 31, 2000 and year ended May 31, 2000, we paid Laitram an aggregate $1.4 million, $0.8 million and $1.5 million, respectively. In the opinion of management, the terms of such services are fair and reasonable, and as favorable to I/O as those which could have been obtained from unrelated third parties at the time of their performance.

     In 2000, a former director and former officer assisted in the collection efforts of certain accounts and notes receivable. In return, we paid him a commission on actual amounts collected. Commissions earned amounted to $0.1 million and $0.5 million, for the seven months ended December 31, 2000 and year ended May 31, 2000, respectively.

     We have guaranteed $0.2 million of bank indebtedness for one officer related to the open market purchases of our common stock. The share purchases were made in conjunction with shares issued in May 2000 under the Input/Output, Inc. 2000 Restricted Stock Plan. The outstanding loan balance at December 31, 2002 was $0.2 million. Our guarantee expired in March 2003.

CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD-LOOKING STATEMENTS

     We have made statements in this report which constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Examples of forward-looking statements in this report include statements regarding:

     - our expected revenues, operating profit and net income for 2003 or the three months ended March 31, 2003;

     - our plans for facility closures and other future business reorganizations;

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

     Recent announcements by geophysical contractors indicate that demand for our products will continue to be weak in the near term. Western-Geco, our largest customer, recently announced that it was ceasing land seismic operations in Canada and the Continental United States. Veritas DGC, another large customer, recently announced that it was reducing its capital expenditures by more than $30 million in its current fiscal year. These and other announcements by geophysical contractors indicate that demand for our products will continue to be weak in the near term which will have a material adverse effect on our results of operations and financial condition.

     We may not gain rapid market acceptance for VectorSeis products, which could materially and adversely affect our results of operations and financial condition. We have spent considerable time and capital developing our VectorSeis products line. Because our VectorSeis products rely on a new digital sensor, our ability to sell our VectorSeis products will depend on acceptance of digital sensor by geophysical contractors and exploration and production companies. If our customers do not believe that our digital seismic sensors deliver higher quality data with greater operational efficiency, our results of operations and financial condition will be adversely affected.

     In addition, products as complex as those we offer sometimes contain undetected errors or bugs when first introduced that, despite our rigorous testing program, are not discovered until the product is purchased and used by a customer. If our customers deploy our new products and they do not work correctly, our relationship with our customers may be materially and adversely affected. We cannot assure you that errors will not be found in future releases of our products, or that these errors will not impair the market acceptance of our products. If our customers do not accept our new products as rapidly as we anticipate, our business and results of operations may be materially and adversely affected.

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

     We have developed outsourcing arrangements for the manufacturing of some of our products. If these third parties fail to deliver quality products or components at reasonable prices on a timely basis, we may alienate some of our customers, our revenues, profitability and cash flow may decline. As part of our strategic direction, we are increasing our use of contract manufacturers as an alternative to our own manufacture of products. If, in implementing this initiative, we are unable to identify contract manufacturers willing to contract with us on competitive terms and to devote adequate resources to fulfill their obligations to us or if we do not properly manage these relationships, our existing customer relationships may suffer. In addition, by undertaking these activities, we run the risk that the reputations and competitiveness of our products and services may deteriorate as a result of the reduction of our control over quality and delivery schedules. We also may experience supply interruptions, cost escalations and competitive disadvantages if our contract manufacturers fail to develop, implement, or maintain manufacturing methods appropriate for our products and customers.

     If any of these risks are realized, our revenues, profitability and cash flow may decline. In addition, as we come to rely more heavily on contract manufacturers, we may have fewer personnel resources with expertise to manage problems that may arise from these third-party arrangements.

     Our outsourcing relationships may require us to purchase inventory when demand for products produced by third-party manufacturers is low. Under many of our outsourcing arrangements, our manufacturing partners purchase agreed upon inventory levels to meet our forecasted demand. If demand proves to be less than we originally forecasted, our manufacturing partners have the right to require us to purchase any excess or obsolete inventory. Should we be required to purchase inventory pursuant to these provisions, we may be required to expend large sums of cash for inventory that we may never utilize. Such purchases could materially and adversely effect our financial position and our results of operations.

     Recent resignations by our executives may require a change in strategy which may materially and adversely affect our business and results of operations. Since the beginning of this year, our former Chief Executive Officer and our Vice President-Marketing & Sales have resigned and our Chief Operating Officer has announced his intention to resign shortly after the appointment of a new Chief Executive Officer. We recently hired a new Chief Executive Officer and may recruit other senior managers. It will take some time for our new Chief Executive Officer to learn about our various businesses and to develop strong working relationships with our operating managers. To the extent we decide to change our strategy as a result of these hires or to the extent such hires are delayed, our business and results of operations may be materially and adversely affected, particularly in the near-term.

     Oil and gas companies and geophysical contractors will reduce demand for our products if there is further reduction in the level of exploration expenditures. Demand for our products is particularly sensitive to the level of exploration spending by oil and gas companies and geophysical contractors. Exploration expenditures have tended in the past to follow trends in the price of oil and gas, which have fluctuated widely in recent years in response to relatively minor changes in supply and demand for oil and gas, market uncertainty and a variety of other factors beyond our control. Any prolonged reduction in oil and gas prices will depress the level of exploration activity and correspondingly depress demand for our products. A prolonged downturn in market demand for our products will have a material adverse effect on our results of operations and financial condition.

     We derive a substantial amount of our revenues from foreign sales, which pose additional risks. Sales to customers outside of the United States and Canada accounted for approximately 71% of our consolidated net sales for the year ended December 31, 2002. As Western contractors have announced plans to curtail operations, we believe that export sales will grow as a percentage of our revenue. United States export restrictions affect the types and specifications of products we can export. Additionally, to complete certain sales, United States laws may require us to obtain export licenses and there can be no assurance that we will not experience difficulty in obtaining such licenses. Operations and sales in countries other than the United States are subject to various risks peculiar to each country. With respect to any particular country, these risks may include:

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

     The on-going conflict with Iraq could materially and adversely affect future sales of our geophone strings. We have relocated some of our geophone stringing operations to a Company-leased facility in the UAE. The on-going war with Iraq has resulted in the Company placing restrictions on travel to and from the UAE. The war has raised the likelihood that we may need to curtail operations at the UAE facility, causing us to experience significant costs associated with temporarily relocating the manufacturing of geophone strings. If we are unable to quickly relocate our UAE operations, we may be unable to fulfill current orders or accept future orders and our results of operations and financial condition will be materially and adversely affected.

     The rapid pace of technological change in the seismic industry requires us to make substantial research and development expenditures and could make our products obsolete. The markets for our products are characterized by rapidly changing technology and frequent product introductions. We must invest substantial capital to maintain our leading edge in technology with no assurance that we will receive an adequate rate of return on such investments. If we are unable to develop and produce successfully and timely new and enhanced products, we will be unable to compete in the future and our business and results of operations will be materially and adversely affected.

     Competition from sellers of seismic data acquisition systems and equipment is intensifying and could adversely affect our results of operations. Our industry is highly competitive. Our competitors have been consolidating into better-financed companies with broader product lines. Several of our competitors are affiliated with seismic contractors, which forecloses a portion of the market to us. Some of our competitors have greater name recognition, more extensive engineering, manufacturing and marketing capabilities, and greater financial, technical and personnel resources than those available to us.

     Our competitors have expanded or improved their product lines, which has adversely affected our results of operations. For instance, one competitor introduced a lightweight land seismic system that we believe has made our current land system more difficult to sell at acceptable margins. In addition, one of our competitors introduced a marine solid streamer product that competes with our oil-filled product. Our net sales of marine streamers have been, and will continue to be, adversely affected by customer preferences for solid products. We cannot assure you that we will find a cost-effective way to market a solid streamer product or that we will be able to compete effectively in the future for sales of marine streamers.

     Further consolidation among our significant customers could materially and adversely affect us. Historically, a relatively small number of customers have accounted for the majority of our net sales in any period. In recent years, our customers have been rapidly consolidating, shrinking the demand for our products. The loss of any of our significant customers to further consolidation or otherwise could materially and adversely affect our results of operations and financial condition.

     Large fluctuations in our sales and gross margin can result in operating losses. Because our products have a high sales price and are technologically complex, we experience a very long sales cycle. In addition, the revenues from any particular sale can vary greatly from our expectations due to changes in customer requirements. These factors create substantial fluctuations in our net sales from period to period. Variability in our gross margins compound the uncertainty associated with our sales cycle. Our gross margins are affected by the following factors:

     - pricing pressures from our customers and competitors;

     - product mix sold in a period;

     - inventory obsolescence;

     - unpredictability of warranty costs;

     - changes in sales and distribution channels;

     - availability and pricing of raw materials and purchased components; and

     - absorption of manufacturing costs through volume production.

     We must establish our expenditure levels for product development, sales and marketing and other operating expenses based, in large part, on our forecasted net sales and gross margin. As a result, if net sales or gross margins fall below our forecasted expectations, our operating results and financial condition are likely to be adversely affected because not all of our expenses vary with our revenues.

     We may be unable to obtain broad intellectual property protection for our current and future products, which may significantly erode our competitive advantages. We rely on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary technologies. We believe that the technological and creative skill of our employees, new product developments, frequent product enhancements, name recognition and reliable product maintenance are the foundations of our competitive advantage. Although we have a considerable portfolio of patents, copyrights and trademarks, these property rights offer us only limited protection. Our competitors may attempt to copy aspects of our products despite our efforts to protect our proprietary rights, or may design around the proprietary features of our products. Policing unauthorized use of our proprietary rights is difficult and we are unable to determine the extent to which such use occurs. Our difficulties are compounded in certain foreign countries where the laws do not offer as much protection for proprietary rights as the laws of the United States.

     We are not aware that our products infringe upon the proprietary rights of others. However, third parties may claim that we have infringed upon their intellectual property rights. Any such claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing arrangements. Such claims could have a material adverse affect on our results of operations and financial condition.

     Significant payment defaults under extended financing arrangements could adversely affect us. We often sell to customers on extended-term arrangements. Significant payment defaults by customers could have a material adverse effect on our financial position and results of operations.

     Our operations are subject to numerous government regulations, which could adversely limit our operating flexibility. Our operations are subject to laws, regulations, government policies and product certification requirements worldwide. Changes in such laws, regulations, policies or requirements could affect the demand for our products or result in the need to modify products, which may involve substantial costs or delays in sales and could have an adverse effect on our future operating results. Certain countries are subject to restrictions, sanctions and embargoes imposed by the United States government. These restrictions, sanctions and embargoes prohibit or limit us from participating in certain business activities in those countries. In addition, changes in governmental regulations applicable to our customers may reduce demand for our products. For instance, recent regulations regarding the protection of marine mammals in the Gulf of Mexico may reduce demand for our airguns and other marine products.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We may, from time to time, be exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. The Company traditionally has not entered into significant derivative or other financial instruments other than as described below. The Company is not currently a borrower under any material credit arrangements, which feature fluctuating interest rates. The Company is subject to exposure from fluctuations in foreign currencies.

     As discussed in "Item 7 -- Managements Discussion and Analysis of Results of Operations -- Repurchase of Series B and Series C Preferred Stock" and Note 11 of Notes to Consolidated Financial Statements, we repurchased all outstanding shares of our Preferred Stock. As part of the repurchase we granted warrants to purchase 2,673,517 shares of the Company's common stock at $8.00 per share through August 5, 2005.

Because in certain circumstances upon a change in control we may be required to redeem the warrants for cash, we record changes in the fair value of the warrants as a credit to income or as an expense. A $1 increase in our common stock price at December 31, 2002, would have increased the fair value of warrants resulting in an increase to our net loss of approximately $1.3 million or $(.02) per common share. A $1 decrease in our common stock price at December 31, 2002, would have decreased the fair value of warrants resulting in a decrease to our net loss of approximately $1.0 million or $.02 per common share. The fair value of the warrants was $2.2 million at December 31, 2002. We determined fair value using the Black-Scholes valuation model as further refined by the terms of the warrant agreement. The key variables we used in valuing the warrants were contractually specified and were as follows: risk-free rate of return of Treasury notes having an approximate duration of the remaining term of the warrants and expected stock price volatility of 60%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by this item begin at page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is included in our definitive proxy statement for our 2003 Annual Meeting of Stockholders under the headings "Election of Directors" and "Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 is included in our definitive proxy statement for our 2003 Annual Meeting of Stockholders under the heading "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by Item 12 is included in our definitive proxy statement for our 2003 Annual Meeting of Stockholders under the heading "Ownership of Equity Securities in I/O.".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is included in our definitive proxy statement for our 2003 Annual Meeting of Stockholders under the heading "Certain Transactions and Relationships."

ITEM 14. CONTROLS AND PROCEDURES

     Our President and Chief Operating Officer and our Chief Administrative Officer (the "Certifying Officers") have evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Exchange Act) as of March 24, 2003 and concluded that those disclosure controls and procedures are effective.

     The Certifying Officers have indicated that there have been no significant changes in our internal controls or in other factors known to us that could significantly affect these controls subsequent to their evaluation, nor any corrective actions with regard to significant deficiencies and material weaknesses.

     While we believe that our existing disclosure controls and procedures have been effective to accomplish these objectives, we intend to continue to examine, refine and formalize our disclosure controls and procedures and to monitor ongoing developments in this area.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) List of Documents Filed.

     (1) Financial Statements

          The financial statements filed as part of this report are listed in the "Index to Consolidated Financial Statements" on page F-1 hereof.

     (2) Financial Statement Schedules

          The following financial statement schedule is included as part of this Annual Report on Form 10-K:

        Schedule II -- Valuation and Qualifying Accounts

          All other schedules are omitted because they are inapplicable or the requested information is shown in the financial statements or noted therein.

     (3) Exhibits

     3.1      --  Amended and Restated Certificate of Incorporation filed as
                  Exhibit 3.1 to the Company's Transition Report on Form 10-K
                  for the seven months ended December 31, 2000, and
                  incorporated herein by reference.
     3.2      --  Certificate of Amendment to the Amended and Restated
                  Certificate of Incorporation, dated October 11, 1996, filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K
                  for the fiscal year ended May 31, 1997, and incorporated
                  herein by reference.
     3.3      --  Amended and Restated Bylaws filed as Exhibit 4.3 to the
                  Company's Current Report or Form 8-K filed with the
                  Securities and Exchange Commission on March 8, 2002, and
                  incorporated herein by reference.
     4.1      --  Form of Certificate of Designation, Preferences and Rights
                  of Series A Preferred Stock of Input/ Output, Inc., filed as
                  Exhibit 2 to the Company's Registration Statement on Form
                  8-A dated January 27, 1997, (attached as Exhibit 1 to the
                  Rights Agreement referenced in Exhibit 10.6) and
                  incorporated herein by reference.
  **10.1      --  Amended and Restated 1990 Stock Option Plan, filed as
                  Exhibit 4.2 to the Company's Registration Statement on Form
                  S-8 (Registration No. 333-80299), filed with the Securities and Exchange Commission on June 9, 1999, and incorporated
                  herein by reference.
    10.2      --  Lease Agreement dated as of August 20, 2001, between NL
                  Ventures III Stafford L.P. and Input/ Output, Inc. filed as
                  Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q
                  for the quarter ended September 30, 2001, and incorporated herein by reference.
  **10.3      --  Amended Directors Retirement Plan, filed as Exhibit 10.7 to the Company's Annual Report on form 10-K for the fiscal year ended May 31, 1997, and incorporated herein by reference.
  **10.4      --  Input/Output, Inc. Amended and Restated 1996 Non-Employee
                  Director Stock Option Plan, filed as Exhibit 4.3 to the
                  Company's Registration Statement on Form S-8 (Registration
                  No. 333-80299), filed with the Securities and Exchange
                  Commission on June 9, 1999, and incorporated herein by
                  reference.
    10.5      --  Rights Agreement, dated as of January 17, 1997, by and between Input/Output, Inc. and Harris Trust and Savings
                  Bank, as Rights Agent, including exhibits thereto, filed as
                  Exhibit 4 to the Company's Form 8-A dated January 27, 1997, and incorporated herein by reference.
  **10.6      --  Input/Output, Inc. Employee Stock Purchase Plan, filed as
                  Exhibit 4.4 to the Company's Registration Statement on Form
                  S-8 (Registration No. 333-24125) filed with the Securities and Exchange Commission on March 18, 1997, and incorporated herein by reference.
    10.7      --  First Amendment to Rights Agreement by and between the
                  Company and Harris Trust and Savings Bank as Rights Agent,
                  dated April 21, 1999, filed as Exhibit 10.3 to the Company's
                  Form 8-K dated April 21, 1999, and incorporated herein by
                  reference.

    10.8      --  Registration Rights Agreement by and among the Company and
                  The Laitram Corporation, dated November 16, 1998, filed as
                  Exhibit 99.2 to the Company's Form 8-K dated November 16,
                  1998, and incorporated herein by reference.
  **10.9      --  Input/Output, Inc. 1998 Restricted Stock Plan, filed as
                  Exhibit 4.7 to the Company's Registration Statement on Form
                  S-8 (Registration No. 333-80297), filed with the Securities and Exchange Commission on June 9, 1999, and incorporated
                  herein by reference.
  **10.10     --  Input/Output, Inc. Non-qualified Deferred Compensation Plan, filed as Exhibit 10.14 to the Company's Annual Report on
                  Form 10-K for the year ended December 31, 2001, and
                  incorporated herein by reference.
  **10.11     --  Amendment No. 1 to the Input/Output, Inc. Amended and
                  Restated 1996 Non-Employee Director Stock Option Plan, dated
                  September 13, 1999, filed as Exhibit 10.4 to the Company's
                  Quarterly Report on Form 10-Q for the fiscal quarter ended
                  August 31, 1999, and incorporated herein by reference.
* **10.12     --  Employment Agreement by and between the Company and C.
                  Robert Bunch dated effective as of February 4, 2003.
* **10.13     --  Employment Agreement by and between the Company and Larry E.
                  Denver dated effective as of February 4, 2003.
* **10.14     --  Employment Agreement by and between the Company and Bjarte
                  Fageraas dated effective as of February 4, 2003.
* **10.15     --  Employment Agreement by and between the Company and Brad
                  Eastman dated effective as of February 4, 2003
* **10.16     --  Employment Agreement by and between the Company and Laura
                  Guthrie dated effective as of February 4, 2003
  **10.17     --  Input/Output, Inc. 2000 Restricted Stock Plan, effective as of March 13, 2000 filed as Exhibit 10.27 to the Company's
                  Annual Report on Form 10-K for the fiscal year ended May 31,
                  2000, and incorporated herein by reference.
  **10.18     --  Input/Output, Inc. 2000 Long-Term Stock Plan, filed as
                  Exhibit 4.7 to the Company's Registration Statement on Form
                  S-8 (No. 333-49382) dated November 6, 2000 and incorporated by reference herein.
    10.19     --  Exchange Agreement dated August 6, 2002 by and between The
                  Company and SCF-IV, L.P., filed as Exhibit 10.21 to the
                  Company's Form 8-K dated August 6, 2002, and incorporated
                  herein by reference.
    10.20     --  Promissory Note dated August 6, 2002 payable by the Company to SCF-IV, L.P., filed as Exhibit 10.22 to the Company's
                  Form 8-K dated August 6, 2002, and incorporated herein by
                  reference.
    10.21     --  Warrant dated August 6, 2002 payable to the Company to
                  SCF-IV, L.P., filed as Exhibit 10.23 to the Company's Form
                  8-K dated August 6, 2002, and incorporated herein by
                  reference.
    10.22     --  Registration Rights Agreement dated August 6, 2002 by and between The Company and SCF-IV, L.P., filed as Exhibit 10.24 to the Company's Form 8-K dated August 6, 2002, and
                  incorporated herein by reference.
  **10.23     --  Amended and Restated 1991 Directors Stock Option Plan, filed as Exhibit 4.3 o the Company's Registration Statement on
                  Form S-8 Filed with the Securities and Exchange Commission on October 19, 1994, and incorporated herein by reference
  **10.24     --  Amendment to the Amended and Restated 1991 Directors Stock
                  Option Plan, filed as Exhibit 10.9 to the Company's Annual
                  Report On Form 10-K for the fiscal year ended May 31, 1997 and incorporated herein by reference.
  **10.25     --  Amendment No, 2 to the Input/Output, Inc. Amended and
                  Restated 1991 Director Stock Option Plan, dated September
                  13, 1999, filed as Exhibit 10.3 to the Company's Quarterly
                  Report on Form 10-Q for the fiscal quarter ended August 31,
                  1999, and incorporated herein by reference
   *10.26     --  Separation Agreement and General Release between
                  Input/Output, Inc. and Kenneth W. Pope dated January 24,
                  2003.

   *10.27     --  Consulting Agreement between Input/Output, Inc. and Kenneth
                  W. Pope dated January 31, 2003.
   *21.1      --  Subsidiaries of the Company.
   *23.1      --  Consent of PricewaterhouseCoopers LLP.
   *23.2      --  Consent of KPMG LLP.
   *24.1      --  The Power of Attorney is set forth on the signature page hereof.
   *99.1      --  Certification of C. Robert Bunch, President and Chief
                  Operating Officer, Pursuant to 18 U.S.C sec. 1350.
   *99.2      --  Certification of Brad Eastman, Chief Administrative Officer
                  Pursuant to 18 U.S.C sec. 1350.

---------------

 * Filed herewith.

** Management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K

          On March 8, 2002, we filed a Current Report on Form 8-K reporting under Item 5. Other Events certain amendments to our Bylaws.

          On April 1, 2002 we filed a Current Report on Form 8-K reporting under
     Item 5 Other Events the change in accounting for our sales/leaseback transaction.

          On August, 13 2002, we filed a Current Report on Form 8-K reporting under Item 5. Other Events the repurchase of our Series B and Series C Preferred Stock.

     (c) Exhibits required by Item 601 of Regulation S-K.

          Reference is made to subparagraph (a) (3) of this Item 14, which is incorporated herein by reference.

     (d) Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Stafford, State of Texas, on March 31, 2003.

                                          INPUT/OUTPUT, INC.

                                          By       /s/ C. ROBERT BUNCH
                                            ------------------------------------
                                               President and Chief Operating
                                                           Officer

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints C. Robert Bunch and Brad Eastman and each of them, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and re-substitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all documents relating to the Annual Report on Form 10-K, for the year ended December 31, 2002, including any and all amendments and supplements thereto, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

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

                 NAME                                CAPACITIES                    DATE
                 ----                                ----------                    ----

      /s/ JAMES M. LAPEYRE, JR.          Director and Chairman of the Board   March 31, 2003
--------------------------------------
        James M. Lapeyre, Jr.


         /s/ C. ROBERT BUNCH               President and Chief Operating      March 31, 2003
--------------------------------------      Officer (Principal Executive
           C. Robert Bunch                            Officer)


           /s/ BRAD EASTMAN                    Vice President, Chief          March 31, 2003
--------------------------------------       Administrative Officer and
             Brad Eastman                  Secretary (Principal Financial
                                                      Officer)


       /s/ MICHAEL L. MORRISON               Controller and Director of       March 31, 2003
--------------------------------------               Accounting
         Michael L. Morrison


     /s/ THEODORE H. ELLIOTT, JR.                     Director                March 31, 2003
--------------------------------------
       Theodore H. Elliott, Jr.


          /s/ FRANKLIN MYERS                          Director                March 31, 2003
--------------------------------------
            Franklin Myers

                 NAME                                CAPACITIES                    DATE
                 ----                                ----------                    ----


        /s/ ROBERT P. PEEBLER                         Director                March 31, 2003
--------------------------------------
          Robert P. Peebler


        /s/ TIMOTHY J. PROBERT                        Director                March 31, 2003
--------------------------------------
          Timothy J. Probert


           /s/ SAM K. SMITH                           Director                March 31, 2003
--------------------------------------
             Sam K. Smith

                                 CERTIFICATIONS

I, C. Robert Bunch, certify that:

     1. I have reviewed this annual report on Form 10-K of Input/Output, Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                  /s/ C. ROBERT BUNCH
                                          --------------------------------------
                                                     C. Robert Bunch
                                          President and Chief Operating Officer

Date: March 31, 2003

                                 CERTIFICATIONS

I, Brad Eastman, certify that:

     1. I have reviewed this annual report on Form 10-K of Input/Output, Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                   /s/ BRAD EASTMAN
                                          --------------------------------------
                                                       Brad Eastman
                                           Vice President, Chief Administrative
                                                         Officer
                                                      and Secretary

Date: March 31, 2003

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Input/Output, Inc. and Subsidiaries:
  Reports of Independent Accountants........................  F-2
  Consolidated Balance Sheets
     December 31, 2002 and December 31, 2001................  F-4
  Consolidated Statements of Operations
     Years ended December 31, 2002 and 2001, Seven months
     ended December 31, 2000 and Year ended May 31, 2000....  F-5
  Consolidated Statements of Stockholders' Equity and
     Comprehensive Earnings (Loss) Years ended December 31,
     2002 and 2001, Seven months ended December 31, 2000 and
     Year ended May 31, 2000................................  F-6
  Consolidated Statements of Cash Flows
     Years ended December 31, 2002 and 2001, Seven months
     ended December 31, 2000 and Year ended May 31, 2000....  F-7
  Notes to Consolidated Financial Statements................  F-8
  Schedule II -- Valuation and Qualifying Accounts..........  S-1

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Input/Output, Inc.:

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Input/Output, Inc. and its subsidiaries (the "Company") at December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements and financial statement schedule of the Company for the seven months ended December 31, 2000 and for the year ended May 31, 2000 were audited by other independent accountants whose report dated February 1, 2001 expressed an unqualified opinion on those statements.

     As discussed in Note 1 to the consolidated financial statements, in 2002, the Company changed its method of accounting for goodwill as a result of adopting the provisions of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets."

                                                PRICEWATERHOUSECOOPERS LLP

Houston, Texas
March 26, 2003

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
Stockholders of Input/Output, Inc.:

     We have audited the consolidated statements of operations, stockholders' equity and comprehensive earnings (loss) and cash flows of Input/Output, Inc. and subsidiaries for the seven-month period ended December 31, 2000, and the year ended May 31, 2000. We have also audited the financial statement schedule for the seven-month period ended December 31, 2000, and the year ended May 31, 2000 as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Input/Output, Inc. for the seven-month period ended December 31, 2000 and the year ended May 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

Houston, Texas
February 1, 2001

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                 2002        2001
                                                              ----------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                   SHARE DATA)
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................  $  77,144    $101,681
  Restricted cash...........................................        247         221
  Accounts receivable, net..................................     18,745      46,434
  Current portion notes receivable, net.....................      6,137       1,078
  Inventories...............................................     50,010      68,283
  Deferred income tax asset.................................         --      15,083
  Prepaid expenses and other current assets.................      3,136       3,115
                                                              ---------    --------
     Total current assets...................................    155,419     235,895
Notes receivable............................................     12,057       5,800
Deferred income tax asset...................................         --      44,909
Property, plant and equipment, net..........................     39,255      47,538
Goodwill, net...............................................     33,758      45,584
Other assets, net...........................................      7,956       7,609
                                                              ---------    --------
     Total assets...........................................  $ 248,445    $387,335
                                                              =========    ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt......................  $   2,142    $  2,312
  Accounts payable..........................................     18,927      10,169
  Accrued expenses..........................................     19,410      18,814
                                                              ---------    --------
     Total current liabilities..............................     40,479      31,295
Long-term debt, net of current maturities...................     51,430      20,088
Other long-term liabilities.................................      5,199       4,915
Commitments and contingencies (Notes 15, 19 and 20)
Stockholders' equity:
  Cumulative convertible preferred stock, $.01 par value;
     authorized 5,000,000 shares; issued and outstanding
     55,000 shares at December 31, 2001 (liquidation value
     of $55 million at December 31, 2001). Shares were
     repurchased on August 6, 2002..........................         --           1
  Common stock, $.01 par value; authorized 100,000,000
     shares; outstanding 51,078,939 shares at December 31,
     2002 and 50,865,729 shares at December 31, 2001, net of
     treasury stock.........................................        519         516
  Additional paid-in capital................................    296,002     360,147
  Accumulated deficit.......................................   (136,534)    (15,713)
  Accumulated other comprehensive loss......................     (2,380)     (7,499)
  Treasury stock, at cost, 783,298 shares at December 31,
     2002 and 743,298 shares at December 31, 2001...........     (5,929)     (5,769)
  Unamortized restricted stock compensation.................       (341)       (646)
                                                              ---------    --------
     Total stockholders' equity.............................    151,337     331,037
                                                              ---------    --------
     Total liabilities and stockholders' equity.............  $ 248,445    $387,335
                                                              =========    ========

          See accompanying Notes to Consolidated Financial Statements.

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       SEVEN MONTHS
                                           YEARS ENDED DECEMBER 31,       ENDED
                                           -------------------------   DECEMBER 31,    YEAR ENDED
                                              2002          2001           2000       MAY 31, 2000
                                           -----------   -----------   ------------   ------------
                                               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Net sales................................  $   118,583   $   212,050   $    78,317    $   121,454
Cost of sales............................       99,624       138,415        58,982        108,169
                                           -----------   -----------   -----------    -----------
     Gross profit........................       18,959        73,635        19,335         13,285
                                           -----------   -----------   -----------    -----------
Operating expenses:
  Research and development...............       28,756        29,442        16,051         28,625
  Marketing and sales....................       11,218        11,657         5,506          8,757
  General and administrative.............       19,160        19,695         8,127         21,885
  Amortization of intangibles and
     goodwill............................        1,394         4,936         2,757          7,892
  Impairment of long-lived assets........        6,874            --            --             --
  Goodwill impairment....................       15,122            --            --         31,596
                                           -----------   -----------   -----------    -----------
     Total operating expenses............       82,524        65,730        32,441         98,755
                                           -----------   -----------   -----------    -----------
Earnings (loss) from operations..........      (63,565)        7,905       (13,106)       (85,470)
Interest expense.........................       (3,124)         (695)         (627)          (826)
Interest income..........................        2,280         4,685         4,583          4,930
Fair value adjustment of warrant
  obligation.............................        3,252            --            --             --
Other income (expense)...................         (798)          574           176          1,306
                                           -----------   -----------   -----------    -----------
Earnings (loss) before income taxes......      (61,955)       12,469        (8,974)       (80,060)
Income tax expense (benefit).............       57,919         3,128         1,332         (6,097)
                                           -----------   -----------   -----------    -----------
Net earnings (loss)......................     (119,874)        9,341       (10,306)       (73,963)
Preferred dividend.......................          947         5,632         3,051          4,557
                                           -----------   -----------   -----------    -----------
Net earnings (loss) applicable to common
  shares.................................  $  (120,821)  $     3,709   $   (13,357)   $   (78,520)
                                           ===========   ===========   ===========    ===========
Basic earnings (loss) per common share...  $     (2.37)  $      0.07   $     (0.26)   $     (1.55)
                                           ===========   ===========   ===========    ===========
Weighted average number of common shares
  outstanding............................   51,014,505    51,166,026    50,840,256     50,716,378
Diluted earnings (loss) per common
  share..................................  $     (2.37)  $      0.07   $     (0.26)   $     (1.55)
                                           ===========   ===========   ===========    ===========
Weighted average number of diluted common
  shares outstanding.....................   51,014,505    52,308,578    50,840,256     50,716,378
                                           ===========   ===========   ===========    ===========

          See accompanying Notes to Consolidated Financial Statements.

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                         COMPREHENSIVE EARNINGS (LOSS)
  YEARS ENDED DECEMBER 31, 2002 AND 2001, SEVEN MONTHS ENDED DECEMBER 31, 2000
                          AND YEAR ENDED MAY 31, 2000

                                        CUMULATIVE
                                       CONVERTIBLE                                                      ACCUMULATED
                                     PREFERRED STOCK       COMMON STOCK       ADDITIONAL   RETAINED        OTHER
                                     ----------------   -------------------    PAID-IN     EARNINGS    COMPREHENSIVE
                                     SHARES    AMOUNT     SHARES     AMOUNT    CAPITAL     (DEFICIT)       LOSS
                                     -------   ------   ----------   ------   ----------   ---------   -------------
                                                            (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at May 31, 1999............   40,000    $ --    50,663,358    $507     $327,845    $  72,455      $(3,549)
 Comprehensive loss:
   Net loss........................       --      --            --      --           --      (73,963)          --
 Other comprehensive earnings
   (loss):
   Translation adjustment..........       --      --            --      --           --           --       (1,920)
   Equity adjustment for Outside
    Directors Retirement Plan......       --      --            --      --           --           --           42
                                     -------    ----    ----------    ----     --------    ---------      -------
 Total comprehensive loss..........
 Amortization of restricted stock
   compensation....................       --      --            --      --           --           --           --
 Issuance of restricted stock
   award...........................       --      --       133,000       1        1,028           --           --
 Cancellation of restricted stock
   awards..........................       --      --       (25,000)     --         (193)          --           --
 Purchase treasury stock...........       --      --      (250,000)     --           --           --           --
 Reissue treasury stock............       --      --        17,500      --          (43)          --           --
 Preferred stock offering..........   15,000       1            --      --       14,794           --           --
 Preferred dividend................       --      --            --      --        4,011       (4,557)          --
 Exercise of stock options.........       --      --         8,473      --          136           --           --
 Issuance of stock for the Employee
   Stock Purchase Plan.............       --      --       196,849       2          972           --           --
 Stock compensation expense........       --      --            --      --          193           --           --
                                     -------    ----    ----------    ----     --------    ---------      -------
Balance at May 31, 2000............   55,000       1    50,744,180     510      348,743       (6,065)      (5,427)
 Comprehensive loss:
   Net loss........................       --      --            --      --           --      (10,306)          --
 Other comprehensive earnings:
   Translation adjustment..........       --      --            --      --           --           --           74
                                     -------    ----    ----------    ----     --------    ---------      -------
 Total comprehensive loss..........
 Amortization of restricted stock
   compensation....................       --      --            --      --           --           --           --
 Purchase treasury stock...........       --      --       (11,000)     --           --           --           --
 Preferred dividend................       --      --            --      --        2,730       (3,051)          --
 Exercise of stock options.........       --      --        97,500       1          395           --           --
 Issuance of stock for the Employee
   Stock Purchase Plan.............       --      --       105,740       1          426           --           --
                                     -------    ----    ----------    ----     --------    ---------      -------
Balance at December 31, 2000.......   55,000       1    50,936,420     512      352,294      (19,422)      (5,353)
 Comprehensive earnings:
    Net earnings...................       --      --            --      --           --        9,341           --
 Other comprehensive loss:
    Translation adjustment.........       --      --            --      --           --           --       (2,146)
                                     -------    ----    ----------    ----     --------    ---------      -------
 Total comprehensive earnings......
 Amortization of restricted stock
   compensation....................       --      --            --      --           --           --           --
 Purchase treasury stock...........       --      --      (499,798)     --           --           --           --
 Preferred dividend................       --      --            --      --        5,082       (5,632)          --
 Exercise of stock options.........       --      --       326,921       4        2,003           --           --
 Issuance of stock for the Employee
   Stock Purchase Plan.............       --      --       102,186      --          768           --           --
                                     -------    ----    ----------    ----     --------    ---------      -------
Balance at December 31, 2001.......   55,000       1    50,865,729     516      360,147      (15,713)      (7,499)
Comprehensive earnings (loss):
 Net loss..........................       --      --            --      --           --     (119,874)          --
Other comprehensive earnings:
 Translation adjustment............       --      --            --      --           --           --        5,119
                                     -------    ----    ----------    ----     --------    ---------      -------
Total comprehensive loss...........
Amortization of restricted stock
 compensation......................       --      --            --      --           --           --           --
Issuance of restricted stock
 award.............................       --      --        28,450      --          270           --           --
Cancellation of restricted stock
 award.............................       --      --       (20,000)     --         (158)          --           --
Purchase treasury stock............       --      --       (40,000)     --           --           --           --
Preferred dividend.................       --      --            --      --           --         (947)          --
Repurchase and exchange of
 preferred stock...................  (55,000)     (1)           --      --      (66,069)          --           --
Exercise of stock options..........       --      --       126,884       2          990           --           --
Issuance of stock for the Employee
 Stock Purchase Plan...............       --      --       117,876       1          822           --           --
                                     -------    ----    ----------    ----     --------    ---------      -------
Balance at December 31, 2002.......        0    $  0    51,078,939    $519     $296,002    $(136,534)     $(2,380)
                                     =======    ====    ==========    ====     ========    =========      =======


                                                UNAMORTIZED
                                                 RESTRICTED        TOTAL
                                     TREASURY      STOCK       STOCKHOLDERS'
                                      STOCK     COMPENSATION      EQUITY
                                     --------   ------------   -------------
                                        (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at May 31, 1999............  $    --      $  (284)       $ 396,974
 Comprehensive loss:
   Net loss........................       --           --          (73,963)
 Other comprehensive earnings
   (loss):
   Translation adjustment..........       --           --           (1,920)
   Equity adjustment for Outside
    Directors Retirement Plan......       --           --               42
                                     -------      -------        ---------
 Total comprehensive loss..........                                (75,841)
 Amortization of restricted stock
   compensation....................       --           24               24
 Issuance of restricted stock
   award...........................       --       (1,029)              --
 Cancellation of restricted stock
   awards..........................       --          193               --
 Purchase treasury stock...........   (1,794)          --           (1,794)
 Reissue treasury stock............      143           --              100
 Preferred stock offering..........       --           --           14,795
 Preferred dividend................       --           --             (546)
 Exercise of stock options.........       --           --              136
 Issuance of stock for the Employee
   Stock Purchase Plan.............       --           --              974
 Stock compensation expense........       --           --              193
                                     -------      -------        ---------
Balance at May 31, 2000............   (1,651)      (1,096)         335,015
 Comprehensive loss:
   Net loss........................       --           --          (10,306)
 Other comprehensive earnings:
   Translation adjustment..........       --           --               74
                                     -------      -------        ---------
 Total comprehensive loss..........                                (10,232)
 Amortization of restricted stock
   compensation....................       --          204              204
 Purchase treasury stock...........      (86)          --              (86)
 Preferred dividend................       --           --             (321)
 Exercise of stock options.........       --           --              396
 Issuance of stock for the Employee
   Stock Purchase Plan.............       --           --              427
                                     -------      -------        ---------
Balance at December 31, 2000.......   (1,737)        (892)         325,403
 Comprehensive earnings:
    Net earnings...................       --           --            9,341
 Other comprehensive loss:
    Translation adjustment.........       --           --           (2,146)
                                     -------      -------        ---------
 Total comprehensive earnings......                                  7,195
 Amortization of restricted stock
   compensation....................       --          246              246
 Purchase treasury stock...........   (4,032)          --           (4,032)
 Preferred dividend................       --           --             (550)
 Exercise of stock options.........       --           --            2,007
 Issuance of stock for the Employee
   Stock Purchase Plan.............       --           --              768
                                     -------      -------        ---------
Balance at December 31, 2001.......   (5,769)        (646)         331,037
Comprehensive earnings (loss):
 Net loss..........................       --           --         (119,874)
Other comprehensive earnings:
 Translation adjustment............       --           --            5,119
                                     -------      -------        ---------
Total comprehensive loss...........                               (114,755)
Amortization of restricted stock
 compensation......................       --          417              417
Issuance of restricted stock
 award.............................       --         (270)              --
Cancellation of restricted stock
 award.............................       --          158               --
Purchase treasury stock............     (160)          --             (160)
Preferred dividend.................       --           --             (947)
Repurchase and exchange of
 preferred stock...................       --           --          (66,070)
Exercise of stock options..........       --           --              992
Issuance of stock for the Employee
 Stock Purchase Plan...............       --           --              823
                                     -------      -------        ---------
Balance at December 31, 2002.......  $(5,929)     $  (341)       $ 151,337
                                     =======      =======        =========

          See accompanying Notes to Consolidated Financial Statements.

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            SEVEN MONTHS
                                                 YEARS ENDED DECEMBER 31,      ENDED       YEAR ENDED
                                                 ------------------------   DECEMBER 31,    MAY 31,
                                                    2002          2001          2000          2000
                                                 -----------   ----------   ------------   ----------
                                                                    (IN THOUSANDS)
Cash flows from operating activities:
  Adjustments to reconcile net earnings (loss)
     to net cash provided by operating
     activities:
       Net earnings (loss).....................   $(119,874)    $  9,341      $(10,306)     $(73,963)
       Depreciation and amortization...........      13,237       17,535        11,448        22,835
       Impairment of long-lived assets.........       6,874           --            --            --
       Goodwill impairment.....................      15,122           --            --        31,596
       Fair value adjustment of warrant
          obligation...........................      (3,252)          --            --            --
       Amortization of restricted stock and
          other stock compensation.............         417          246           204           317
       Deferred income tax.....................      59,992         (976)           --        (8,545)
       Bad debt expense (collections) and loan
          losses...............................         247         (269)       (1,437)      (17,106)
       Loss on disposal of fixed assets........         930          372         1,129         1,219
  Change in operating assets and liabilities:
       Accounts and notes receivable...........      16,792       (5,639)         (341)       22,790
       Inventories.............................      19,423        1,143         1,539        29,457
       Accounts payable and accrued expenses...       2,887       (3,768)       (5,067)        8,765
       Other assets and liabilities............       1,469         (444)         (900)        1,006
                                                  ---------     --------      --------      --------
          Net cash provided by (used in)
            operating activities...............      14,264       17,541        (3,731)       18,371
                                                  ---------     --------      --------      --------
Cash flows from investing activities:
  Purchase of property, plant and equipment....      (8,230)      (9,202)       (2,837)       (3,077)
  Business acquisition.........................      (3,151)      (7,608)           --            --
  Cash of acquired business....................         501        2,032            --            --
                                                  ---------     --------      --------      --------
          Net cash used in investing
            activities.........................     (10,880)     (14,778)       (2,837)       (3,077)
                                                  ---------     --------      --------      --------
Cash flows from financing activities:
  Payments on long-term debt...................      (2,550)      (9,409)         (756)         (974)
  Payments of preferred dividends..............        (411)        (550)         (321)         (454)
  Purchase of treasury stock...................        (160)      (4,032)          (86)       (1,794)
  Proceeds from issuance of debt...............          --       18,837            --            --
  Proceeds from exercise of stock options......         992        2,007           396           136
  Proceeds from issuance of common stock.......         823          768           427           974
  Net proceeds (payments) from preferred stock
     offering (repurchase).....................     (30,000)          --            --        14,795
                                                  ---------     --------      --------      --------
          Net cash (used in) provided by
            financing activities...............     (31,306)       7,621          (340)       12,683
                                                  ---------     --------      --------      --------
Effect of change in foreign currency exchange
  rates on cash and cash equivalents...........       3,385       (1,079)           74           (76)
                                                  ---------     --------      --------      --------
Net increase (decrease) in cash and cash
  equivalents..................................     (24,537)       9,305        (6,834)       27,901
                                                  ---------     --------      --------      --------
Cash and cash equivalents at beginning of
  period.......................................     101,681       92,376        99,210        71,309
                                                  ---------     --------      --------      --------
Cash and cash equivalents at end of period.....   $  77,144     $101,681      $ 92,376      $ 99,210
                                                  =========     ========      ========      ========

          See accompanying Notes to Consolidated Financial Statements.

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     General Description and Principles of Consolidation. Input/Output, Inc. and its wholly owned subsidiaries design, manufacture and market seismic data acquisition products for the oil and gas exploration and production industry worldwide. The consolidated financial statements include the accounts of Input/Output, Inc. and its wholly owned subsidiaries (collectively referred to as the "Company" or "I/O"). Inter-company balances and transactions have been eliminated.

     Fiscal Year Change. In September 2000, the Company's Board of Directors approved the Company's changing of its fiscal year-end to December 31 of each year. The consolidated statements of operations, stockholders' equity and comprehensive earnings (loss) and cash flows for the period from June 1, 2000 to December 31, 2000 represent a transition period of seven months. The Company filed a Transition Report on Form 10-K for the transition period ended December 31, 2000 and commenced reporting on a calendar year basis with the filing of the Form 10-Q for the quarter ended March 31, 2001. The following is a comparative summary of the condensed and consolidated operating results for the years ended December 31, 2002, 2001 and 2000 and the seven month periods ended December 31, 2000 and December 31, 1999 (in thousands, except per share amounts).

                                                                              SEVEN MONTHS ENDED
                                            YEARS ENDED DECEMBER 31,             DECEMBER 31,
                                       ----------------------------------   ----------------------
                                         2002        2001        2000         2000        1999
                                       ---------   --------   -----------   --------   -----------
                                                              (UNAUDITED)              (UNAUDITED)
Net sales............................  $ 118,583   $212,050    $137,384     $ 78,317    $ 62,244
Cost of sales........................     99,624    138,415     119,203       58,982      47,947
                                       ---------   --------    --------     --------    --------
Gross profit.........................     18,959     73,635      18,181       19,335      14,297
Operating expenses
  Research and development...........     28,756     29,442      28,084       16,051      16,590
  Marketing and sales................     11,218     11,657       8,794        5,506       5,469
  General and administrative.........     19,160     19,695      17,632        8,127      12,396
  Amortization of intangibles and
     goodwill........................      1,394      4,936       6,162        2,757       4,471
  Impairment of long-lived assets....      6,874         --          --           --          --
  Goodwill impairment................     15,122         --      31,596           --          --
                                       ---------   --------    --------     --------    --------
Earnings (loss) from operations......    (63,565)     7,905     (74,087)     (13,106)    (24,629)
Interest expense.....................     (3,124)      (695)       (973)        (627)       (480)
Interest and other income............      1,482      5,259       8,223        4,759       2,767
Fair value adjustment of warrant
  obligation.........................      3,252         --          --           --          --
Income taxes expense (benefit).......     57,919      3,128       5,372        1,332      (6,702)
Preferred dividend...................        947      5,632       5,000        3,051       2,608
                                       ---------   --------    --------     --------    --------
Net earnings (loss) applicable to
  common shares......................  $(120,821)  $  3,709    $(77,209)    $(13,357)   $(18,248)
                                       =========   ========    ========     ========    ========
Net earnings (loss) per common share
  Basic..............................  $   (2.37)  $   0.07    $  (1.52)    $  (0.26)   $  (0.31)
                                       =========   ========    ========     ========    ========
  Diluted............................  $   (2.37)  $   0.07    $  (1.52)    $  (0.26)   $  (0.31)
                                       =========   ========    ========     ========    ========

     Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are made at discrete

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES
points in time based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined with exact precision. Areas involving significant estimates include, but are not limited to, accounts and notes receivable, inventory valuation, deferred taxes, and accrued warranty costs. Actual results could differ from those estimates.

     Cash and Cash Equivalents. The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. At December 31, 2002, there was approximately $0.2 million of restricted cash used to secure standby and commercial letters of credit.

     Accounts and Notes Receivable. Accounts and notes receivable are recorded at cost, less the related allowance for doubtful accounts and loan loss. The Company considers current information and events regarding the customers' ability to repay obligations, and considers an account or note to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms. When an account or note is considered impaired, the amount of the impairment is measured based on the present value of expected future cash flows or the fair value of collateral. Impairment losses (recoveries) are included in the allowance for doubtful accounts and for loan loss through an increase (decrease) in bad debt expense. Notes receivable are generally collateralized by the products sold and bear interest at contractual rates up to 13.5% per year. Cash receipts on impaired notes are applied to reduce the principal amount of such notes until the principal has been recovered and are recognized as interest income thereafter.

     Inventories. Inventories are stated at the lower of cost (primarily first-in, first-out) or market. The Company provides reserves for estimated obsolescence or excess inventory equal to the difference between cost of inventory and estimated market value based upon assumptions about future demand for our products and market conditions.

     Property, Plant and Equipment. Property, plant and equipment are stated at cost. Depreciation expense is provided straight-line over the following estimated useful lives:

                                                               YEARS
                                                               -----
Machinery and equipment.....................................     3-8
Buildings...................................................   12-25
Leased equipment and other..................................    3-10

     Expenditures for renewals and betterments are capitalized; repairs and maintenance are charged to expense as incurred. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and any gain or loss is reflected in operations.

     The Company periodically evaluates the net realizable value of long-lived assets, including property, plant and equipment, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. Impairment in the carrying value of an asset is recognized whenever anticipated future cash flows (undiscounted) from an asset are estimated to be less than its carrying value. The amount of the impairment recognized is the difference between the carrying value of the asset and its fair value.

     Financial Instruments. Fair value estimates are made at discrete times based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. The Company believes that the carrying amount of its cash and cash equivalents, accounts and notes receivable, accounts payable and long-term debt approximate the fair values at those dates. See Note 11 of Notes to Consolidated Financial Statements for discussion on the fair value of warrants issued in connection with the repurchase of Preferred Stock.

     Derivatives. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended,

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES
which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that the Company recognize all derivatives as either assets or liabilities in the Consolidated Balance Sheet and measure those instruments at fair value. The adoption of SFAS No. 133 did not have a material impact on our reported results of operations and financial position.

     Goodwill and Other Intangible Assets. Goodwill results from business acquisitions and represents the excess of acquisition costs over the fair value of the net assets of businesses acquired. On January 1, 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets." Under SFAS No. 142, existing goodwill will no longer be amortized, but instead is assessed for impairment at least annually. Under the transition provisions of SFAS No. 142, there was no impairment at January 1, 2002. Additionally, the Company has elected to make December 31 the annual impairment assessment date for all reporting units, and will perform additional impairment tests when triggering events occur. SFAS No. 142 defines a reporting unit as an operating segment or one level below an operating segment. Our reporting units as of December 31, 2002 were as follows: Analog Land Products, Digital Land Products, Marine Products and Reservoir. During the third quarter of 2002, the Company performed an interim impairment test on the analog land products reporting unit and recorded an impairment charge of $15.1 million. See further discussion at Note 5 of Notes to Consolidated Financial Statements.

     Intangible assets other than goodwill relate to proprietary technology, patents, customer lists, and non-compete agreements that are amortized over the estimated periods of benefit (ranging from 2 to 18 years) and are presented in the Consolidated Balance Sheets net of accumulated amortization. The Company reviews the carrying values of these intangible assets for impairment if events or changes in the facts and circumstances indicate that their carrying value may not be recoverable. Any impairment determined is recorded in the current period and is measured by comparing the fair value of the related asset to its carrying value.

     Research and Development. Research and development costs primarily relate to activities that are designed to improve the quality of the subsurface image and overall acquisition economics of our customers. The costs associated with these activities are expensed as incurred. These costs include prototype material and field testing expenses, along with the related salaries, allocated corporate costs, consulting fees, tools and equipment usage, and other miscellaneous expenses associated with these activities. Research and development expenses were $28.8 million, $29.4 million, $16.1 million, and $28.6 million for the years ended December 31, 2002 and 2001, the seven months ended December 31, 2000, and for the year ended May 31, 2000, respectively.

     Revenue Recognition and Product Warranty. Revenue is primarily derived from the sale of data acquisition systems and related equipment. Revenue is typically recognized when products are shipped and risk of ownership has passed to the customer. The Company warrants that all manufactured equipment will be free from defects in workmanship, material and parts. Warranty periods typically range from 90 days to three years from the date of original purchase, depending on the product. The Company provides for estimated warranty as a charge to cost of sales at time of sale.

     Income Taxes. Income taxes are accounted for under the liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company reserves all net deferred tax assets and will continue to reserve all net deferred tax assets until there is sufficient evidence to warrant reversal (see Note 14 of Notes to Consolidated Financial Statements). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES

     Comprehensive Earnings (Loss). Comprehensive earnings (loss), consisting of net earnings (loss) and foreign currency translation adjustments, is presented in the consolidated statements of stockholders' equity and comprehensive earnings (loss). The balance in accumulated other comprehensive loss consists primarily of foreign currency translation adjustments.

     Earnings (Loss) per Common Share. Basic earnings (loss) per common share is computed by dividing net earnings (loss) applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is determined on the assumption that outstanding dilutive stock options have been exercised and the aggregate proceeds were used to reacquire common stock using the average price of such common stock for the period. The following table summarizes the calculation of weighted average number of common shares and weighted average number of diluted common shares outstanding for purposes of the computation of basic earnings
(loss) per common share and diluted earnings (loss) per common share (in thousands, except share and per share amounts):

                                                               SEVEN MONTHS
                                   YEARS ENDED DECEMBER 31,       ENDED       YEAR ENDED
                                   -------------------------   DECEMBER 31,     MAY 31,
                                      2002          2001           2000          2000
                                   -----------   -----------   ------------   -----------
Net earnings (loss) applicable to
  common shares..................  $  (120,821)  $     3,709   $   (13,357)   $   (78,520)
Weighted average number of common
  shares outstanding.............   51,014,505    51,166,026    50,840,256     50,716,378
Effect of dilutive stock
  options........................           --     1,142,552            --             --
                                   -----------   -----------   -----------    -----------
Weighted average number of
  diluted common shares
  outstanding....................   51,014,505    52,308,578    50,840,256     50,716,378
                                   ===========   ===========   ===========    ===========
Basic earnings (loss) per common
  share..........................  $     (2.37)  $      0.07   $     (0.26)   $     (1.55)
                                   ===========   ===========   ===========    ===========
Diluted earnings (loss) per
  common share...................  $     (2.37)  $      0.07   $     (0.26)   $     (1.55)
                                   ===========   ===========   ===========    ===========

     At December 31, 2002, 2001 and 2000, and May 31, 2000; 4,998,043;
3,718,248; 4,778,478; and 5,238,352 respectively, of common shares subject to stock options were considered anti-dilutive and not included in the calculation of diluted earnings (loss) per common share. In August 2002, the Company repurchased all outstanding shares of its Series B and Series C Convertible Preferred Stock (the "Preferred Stock"). As part of the repurchase, the Company granted warrants to purchase 2,673,517 shares of the Company's common stock at $8.00 per share through August 5, 2005. The Preferred Stock and warrants are considered anti-dilutive for all periods outstanding and are not included in the calculation of diluted earnings (loss) per common share.

     Foreign Currency Gains and Losses. Assets and liabilities of the Company's subsidiaries operating outside the United States which account in a functional currency other than U.S. dollars have been translated to U.S. dollars using the exchange rate in effect at the balance sheet date. Results of foreign operations have been translated using the average exchange rate during the periods of operation. Resulting translation adjustments have been recorded as a component of "Accumulated Other Comprehensive Loss" in the Consolidated Statements of Stockholders' Equity and Comprehensive Earnings (Loss). Foreign currency transaction gains and losses are included in the Consolidated Statements of Operations as they occur.

     Foreign Sales Risk. Sales outside the United States have historically accounted for a significant part of the Company's net sales. Foreign sales are subject to special risks inherent in doing business outside of the United States, including the risk of war, civil disturbances, embargo and government activities, which may disrupt markets and affect operating results.

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES

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

     Stock-Based Compensation. SFAS No. 123, "Accounting for Stock-Based Compensation" allows a company to adopt a fair value based method of accounting for its stock-based compensation plans, or to continue to follow the intrinsic value method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". The Company has elected to continue to follow APB Opinion No. 25. If the Company had adopted SFAS No. 123, net earnings (loss), basic earnings (loss) per share and diluted earnings (loss) per share for the periods presented would have been reduced (increased) as follows (in thousands, except per share amounts):

                                YEAR ENDED             YEAR ENDED        SEVEN MONTHS ENDED        YEAR ENDED
                             DECEMBER 31, 2002      DECEMBER 31, 2001     DECEMBER 31, 2000       MAY 31, 2000
                           ---------------------   -------------------   -------------------   -------------------
                           REPORTED    PROFORMA    REPORTED   PROFORMA   REPORTED   PROFORMA   REPORTED   PROFORMA
                           ---------   ---------   --------   --------   --------   --------   --------   --------
Net earnings (loss)
  applicable to common
  shares.................  $(120,821)  $(123,935)   $3,709     $ (289)   $(13,357)  $(20,365)  $(78,520)  $(74,926)
Basic earnings (loss) per
  common share...........  $   (2.37)  $   (2.43)   $ 0.07     $(0.01)   $  (0.26)  $  (0.41)  $  (1.55)  $  (1.48)
Diluted earnings (loss)
  per common share.......  $   (2.37)  $   (2.43)   $ 0.07     $(0.01)   $  (0.26)  $  (0.41)  $  (1.55)  $  (1.48)

     The weighted average fair value of options granted during the years ended December 31, 2002 and 2001, the seven months ended December 31, 2000 and for the year ended May 31, 2000 was $4.90, $4.38, $4.02, and $3.06, respectively. The fair value of each option was determined using the Black-Scholes option valuation model. The key variables used in valuing the options were as follows: average risk-free interest rate based on 5-year Treasury bonds, an estimated option term of five years, $0 dividends and expected stock price volatility of 60% during the year ended December 31, 2002, 41% during the year ended December 31, 2001 and 49% during the seven months ended December 31, 2000 and the year ended May 31, 2000.

     In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock
Compensation: an Interpretation of APB Opinion No. 25". Among other issues, Interpretation No. 44 clarifies the application of APB No. 25 regarding (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock options in a business combination. The provisions of Interpretation No. 44 were applied on a prospective basis effective July 1, 2000, and did not have a material impact on our reported results of operations and financial position.

     Recent Accounting Pronouncements. In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 30, 2002. Due to the nature of the Company's business, this Statement is not expected to have a significant impact on the Company's reported results of operations and financial condition.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction." SFAS No. 145 allows classification of gains and losses from the extinguishment of debt as extraordinary items in the income statement only if they

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES
are deemed to be unusual and infrequent. In addition, SFAS No. 145 also requires that capital leases that are modified so that the resulting lease agreement is classified as an operating lease be accounted for as a sale-leaseback transaction. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The provisions of this Statement are not expected to have a significant impact on the Company's reported results of operations and financial condition.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company continued to follow EITF No. 94-3 for its exit and disposal activities, which were initiated prior to December 31, 2002 (See Note 3.)

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- and Amendment of FASB No. 123." SFAS No. 148 amends FASB No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change in fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected to continue to follow the intrinsic value method of accounting prescribed by APB Opinion No. 25.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others: an Interpretation of FASB Statements No. 5, 67, and 107 and Rescission of FASB Interpretation No. 34". Interpretation No. 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies", relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure provisions of the Interpretation are effective for financial statements ending after December 15, 2002. The Company has adopted the provisions related to the disclosure requirements of this Interpretation effective for the year ended December 31, 2002. The provisions of this Interpretation are not expected to have a significant impact on the Company's reported results of operations and financial condition.

     Reclassification. Certain amounts previously reported in the consolidated financial statements have been reclassified to conform to the current year presentation.

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES

(2) SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental disclosure of cash flow information is as follows (in thousands):

                                               YEARS ENDED      SEVEN MONTHS
                                              DECEMBER 31,         ENDED       YEAR ENDED
                                            -----------------   DECEMBER 31,    MAY 31,
                                             2002      2001         2000          2000
                                            -------   -------   ------------   ----------
Cash paid (received) during the period
  for:
  Interest................................  $  (137)  $(4,385)    $(4,143)      $ (5,562)
  Income taxes............................       15     5,551         642        (13,396)
Non-cash activity:
  Unamortized restricted stock
     compensation.........................     (270)       --          --         (1,029)
  Repossession of equipment due to
     customers' default on trade notes
     receivable:
     Decrease in trade notes receivable...       --        --          --         (8,464)
     Increase in property, plant and
       equipment..........................       --        --          --          4,893
     Increase in inventories..............       --        --          --          3,571
  Deferred financing costs................       --     1,688          --             --
  Issuance of note in exchange for
     Preferred Stock (see Notes 8 and
     11)..................................   31,000        --          --             --

(3) RESTRUCTURING ACTIVITIES

     In response to the continued weak seismic market fundamentals, the Company has taken steps in 2002 to further reduce its overall cost structure to enable it to operate profitably at lower levels of overall seismic activity. First, the Company has taken steps to reduce its corporate overhead burden by reducing the number of personnel. Second, the Company closed their Austin, Texas software development facility, combined its two Colorado-based operations into one location, and is in the process of vacating their Alvin, Texas manufacturing facility and Norwich, U.K. based geophone stringing facility, eliminating approximately 270,000 square feet of space. The Company is outsourcing the operations in these facilities or relocating them to other existing Company facilities. Third, the Company has combined certain business units in order to improve efficiency and further reduce administrative costs. Finally, the Company is carefully evaluating its portfolio of products to eliminate those products for which the market outlook does not justify continuing investments.

     Under the planned reduction in workforce, the Company has or will eliminate approximately 300 full-time positions. Total severance expense incurred during the year ended December 31, 2002 was approximately $3.5 million, of which $2.5 million was paid during the year ended December 31, 2002. This reduction in workforce relates to the elimination of approximately 190 manufacturing personnel and 20 customer service personnel ($1.9 million of severance expense included in cost of sales), 45 research and development personnel ($0.8 million of severance expense included in research and development expenses), 15 sales and marketing personnel ($0.3 million of severance expense included in sales and marketing expenses) and 30 general and administrative personnel ($0.5 million of severance expense included in general and administrative expenses). Included within the approximate 300 full-time positions are approximately 80 full-time positions which will be eliminated in 2003 and were included in the $1.2 million severance accrual at December 31, 2002. The severance accrual at December 31, 2001 was $0.2 million.

     The announced closures of the Alvin, Texas and Norwich, U.K. manufacturing facilities were triggering events which required the Company to perform an impairment analysis of related fixed assets. See Note 4 of Notes to Consolidated Financial Statements. In addition, the Company recorded a charge of $1.3 million (included in research and development expenses) for the closure of its Austin, Texas software development

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES
facility and $0.6 million for the closure of its Louisville, Colorado facility, both of which primarily relate to the future, non-cancelable, lease obligations. In 2002, the Company paid $0.9 million, net of sublease income, related to all abandoned non-cancelable lease obligations. The accrual for these obligations was $1.5 million at December 31, 2002 and $0.5 million at December 31, 2001.

(4) PROPERTY, PLANT AND EQUIPMENT

     A summary of property, plant and equipment is as follows (in thousands):

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
Land........................................................    $  2,421       $  2,769
Buildings...................................................      27,585         27,604
Machinery and equipment.....................................      73,250         72,560
Leased equipment............................................       4,047          3,973
Other.......................................................       8,776          7,966
                                                                --------       --------
                                                                 116,079        114,872
Less accumulated depreciation...............................      76,824         67,334
                                                                --------       --------
Property, plant and equipment, net..........................    $ 39,255       $ 47,538
                                                                ========       ========

     Total depreciation expense for the years ended December 31, 2002 and 2001, the seven months ended December 31, 2000 and for the year ended May 31, 2000 was $11.8 million, $12.5 million, $8.7 million and $14.9 million, respectively. At December 31, 2002, there is $13.9 million of land and buildings, net, which are recorded pursuant to a twelve-year non-cancelable lease agreement as described in Note 8 and are being depreciated over the twelve-year lease term.

     In 2002, the Company took steps to reduce its overall cost structure. As part of these steps the Company combined its two Colorado-based operations into one location and is in the process of vacating its Alvin, Texas manufacturing facility and Norwich, U.K. based geophone-stringing facility. Due to the planned closure of the Alvin, Texas and Norwich, U.K. manufacturing facilities, the Company performed impairment tests in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". As a result of the impairment tests, the Alvin facility, the leasehold improvements of the Norwich facility and certain related manufacturing equipment was considered impaired and the Company recorded an impairment charge of approximately $6.3 million in 2002. The method of determining fair value was primarily based upon quoted market prices for the facility and forecasted negative cash flows during the interim period prior to their closure. In addition, the Company recorded a charge of $0.6 million for the closure of the Louisville, Colorado facility, which primarily relates to the future, non-cancelable, lease obligation.

(5) GOODWILL

     During the third quarter of 2002, the Company performed an interim impairment test on the Company's analog land seismic reporting unit. This reporting unit represents the Company's traditional analog geophones, vehicles and vibrators, cables and connectors. The need for an interim impairment test was predicated upon the continuing weakness in the traditional analog land seismic markets and the precarious financial condition of many of the seismic contractors, coupled with an anticipated decrease in demand for analog products due to the success of the Company's new VectorSeis digital sensor technology. The results of the impairment test indicated that all of the goodwill associated with the Company's analog land seismic reporting unit was impaired. Therefore an impairment charge of $15.1 million was recorded in the third quarter of 2002. The Company completed its annual test for impairment in the fourth quarter, which did not indicate any additional

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES
impairment of its goodwill. The Company determined the fair value of the reporting units using a discounted future returns valuation method.

     The following is a summary of the changes in the carrying amount of goodwill for the year ended December 31, 2002:

                                                 LAND DIVISION   MARINE DIVISION    TOTAL
                                                 -------------   ---------------   --------
Balance as of January 1, 2002..................    $ 18,939          $26,645       $ 45,584
Goodwill acquired during the year..............       3,296               --          3,296
Impairment losses..............................     (15,122)              --        (15,122)
                                                   --------          -------       --------
Balance as of December 31, 2002................    $  7,113          $26,645       $ 33,758
                                                   ========          =======       ========

     The following is a reconciliation of reported net income to adjusted net income subsequent to the adoption of SFAS No. 142 (in thousands):

                                              YEARS ENDED       SEVEN MONTHS
                                              DECEMBER 31,         ENDED       YEAR ENDED
                                           ------------------   DECEMBER 31,    MAY 31,
                                             2002       2001        2000          2000
                                           ---------   ------   ------------   ----------
Reported net earnings (loss) applicable
  to common shares.......................  $(120,821)  $3,709     $(13,357)     $(78,520)
Elimination of goodwill amortization.....         --    3,873        2,157         6,732
                                           ---------   ------     --------      --------
Adjusted net earnings (loss) applicable
  to common shares.......................  $(120,821)  $7,582     $(11,200)     $(71,788)
                                           =========   ======     ========      ========

(6) INTANGIBLE ASSETS

     A summary of intangible assets, included in other assets, net, is as follows (in thousands):

                                                             AS OF DECEMBER 31, 2002
                                                         -------------------------------
                                                          GROSS    ACCUMULATED
                                                         AMOUNT    AMORTIZATION    NET
                                                         -------   ------------   ------
Proprietary technology.................................  $ 7,317     $(5,832)     $1,485
Patents................................................    3,789        (890)      2,899
Customer list..........................................      300         (63)        237
Non-compete agreements.................................      300        (266)         34
                                                         -------     -------      ------
Total..................................................  $11,706     $(7,051)     $4,655
                                                         =======     =======      ======

     Total amortization expense, excluding amortization of goodwill, for the years ended December 31, 2002 and 2001, the seven months ended December 31, 2000 and for the year ended May 31, 2000 was $1.4 million, $1.1 million, $0.6 million and $1.2 million, respectively. A summary of the estimated amortization expense for the next five years is as follows (in thousands):

                        YEARS ENDED
                        DECEMBER 31,
                        ------------
  2003......................................................  $1,101
  2004......................................................  $  621
  2005......................................................  $  613
  2006......................................................  $  485
  2007......................................................  $  327

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES

(7) ACCRUED EXPENSES

     A summary of accrued expenses is as follows (in thousands):

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
Compensation, including compensation-related taxes and
  commissions...............................................    $ 5,614        $ 8,468
Product warranty............................................      2,914          4,669
Severance (see Note 3)......................................      1,151            218
Abandoned non-cancelable lease obligations (see Note 3).....      1,499            518
Accrued property tax........................................      1,916          1,916
Income tax payable..........................................         --          1,323
Warrant obligation (see Note 11)............................      2,200             --
Other.......................................................      4,116          1,702
                                                                -------        -------
Total accrued expenses......................................    $19,410        $18,814
                                                                =======        =======

     The Company warrants that all manufactured equipment will be free from defects in workmanship, materials and parts. Warranty periods typically range from 90 days to three years from the date of original purchase, depending on the product. The Company provides for estimated warranty as a charge to cost of sales at time of sale, which is when estimated future expenditures associated with such contingency becomes probable and reasonably estimated. However, new information may become available, or circumstances (such as applicable laws and regulations) may change, thereby resulting in an increase or decrease in the amount required to be accrued for such matters (and therefore a decrease or increase in reported net income in the period of such change). A summary of warranty activity is as follows (in thousands):

                                                YEARS ENDED      SEVEN MONTHS
                                               DECEMBER 31,         ENDED       YEAR ENDED
                                             -----------------   DECEMBER 31,    MAY 31,
                                              2002      2001         2000          2000
                                             -------   -------   ------------   ----------
Balance at beginning of period.............  $ 4,669   $ 6,302     $ 6,470       $13,875
Accruals for warranties issued during the
  period...................................    1,679     2,132       2,267        (1,731)
Settlements made (in cash or in kind)
  during the period........................   (3,434)   (3,765)     (2,435)       (5,674)
                                             -------   -------     -------       -------
Balance at end of period...................  $ 2,914   $ 4,669     $ 6,302       $ 6,470
                                             =======   =======     =======       =======

(8) LONG-TERM DEBT AND LEASE OBLIGATIONS

     In August 2002, in connection with the repurchase of Preferred Stock, the Company issued a $31.0 million unsecured promissory note due May 7, 2004, bearing interest at 8% per year until May 7, 2003, at which time the interest rate will increase to 13%. Interest is payable in quarterly payments, with all principal and unpaid interest due on May 7, 2004. The Company records interest on this note at an effective rate of approximately 11% per year over the life of the note. Should the Company redeem the note early, any excess accrued interest would be recorded as an adjustment of interest expense during the period the note is redeemed. The note restricts cash dividends in excess of $5.0 million per year while the note is outstanding.

     In July 2002, in connection with the acquisition of AXIS Geophysics, Inc. ("AXIS"), the Company entered into a $2.5 million three year unsecured promissory note payable to the former shareholders of AXIS, bearing interest at 4.34% per year. Principal is payable in quarterly payments of $0.2 million plus interest, with final payment due in July 2005. The unpaid balance at December 31, 2002 was $2.3 million.

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES

     In January 2001, in connection with the acquisition of Pelton Company, Inc. ("Pelton"), the Company entered into a $3.0 million two-year unsecured promissory note payable to the former shareholder of Pelton, bearing interest at 8.5% per year. The unpaid balance at December 31, 2002 was $0.4 million, which was paid in full in February 2003.

     In 1996, the Company obtained a $12.5 million, ten-year term loan collateralized by certain land and buildings. The term loan bore interest at a fixed rate of 7.875% per year and was repayable in equal monthly installments of principal and interest of $151,439. In August 2001, the Company sold the same land and buildings for $21.0 million. As part of the transaction, the Company repaid the ten-year term loan. Simultaneous to the sale and loan repayment, the Company entered into a non-cancelable lease with the purchaser of the property. The lease has a twelve-year term with three consecutive options to extend the lease for five years each. The Company has no purchase option pursuant to the lease. As a result of the lease terms, the commitment was recorded as a twelve-year $21.0 million lease obligation with an implicit interest rate of 9.1%. The unpaid balance at December 31, 2002 was $19.9 million. The Company paid $1.7 million in commissions and professional fees, which have been recorded as deferred financing costs and are being amortized over the twelve-year term of the obligation. The Company did not meet the tangible net worth test of this lease for either the third or fourth quarter of 2002. If the Company fails to meet the requirements of this test for any four consecutive quarters during the first five years of the lease, the Company is required to provide a letter of credit to the purchaser of the property in the amount of $1.5 million.

     A summary of future principal obligations under the note payable and lease obligation is as follows (in thousands):

YEARS ENDED DECEMBER 31,
------------------------
2003........................................................   $ 2,142
2004........................................................    32,864
2005........................................................     1,883
2006........................................................     1,489
2007........................................................     1,610
2008 and thereafter.........................................    13,584
                                                               -------
Total.......................................................   $53,572
                                                               =======

(9) INVENTORIES

     A summary of inventories, net of reserves, is as follows (in thousands):

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
Raw materials...............................................    $31,447        $46,729
Work-in-process.............................................      5,781          4,191
Finished goods..............................................     12,782         17,363
                                                                -------        -------
Total.......................................................    $50,010        $68,283
                                                                =======        =======

     In 2002, the Company recorded an inventory obsolescence charge of approximately $4.3 million (included in cost of sales). This charge was primarily related to the discontinuance of certain analog land seismic and marine positioning products, and to a lesser extent, inventory determined to be in excess of the Company's near-term requirements. For the year ended December 31, 2001, the Company recorded total inventory obsolescence charges of approximately $3.6 million (included in cost of sales).

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES

(10) ACCOUNTS AND NOTES RECEIVABLE

     A summary of accounts receivable is as follows (in thousands):

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
Accounts receivable, principally trade......................    $20,420        $48,186
Less allowance for doubtful accounts........................     (1,675)        (1,752)
                                                                -------        -------
Accounts receivable, net....................................    $18,745        $46,434
                                                                =======        =======

     The recorded investment in notes receivable, excluding accrued interest, was $28.3 million at December 31, 2002. Notes receivable are generally collateralized by the products sold, bear interest at contractual rates up to 13.5% per year and are due at various dates through 2005. The weighted average interest rate at December 31, 2002 was 8.5%. A summary of notes receivable, accrued interest and allowance for loan-loss is as follows (in thousands):

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
Notes receivable and accrued interest.......................    $28,422        $17,613
Less allowance for loan loss................................    (10,228)       (10,735)
                                                                -------        -------
Notes receivable, net.......................................     18,194          6,878
Less current portion notes receivable, net..................      6,137          1,078
                                                                -------        -------
Long-term notes receivable..................................    $12,057        $ 5,800
                                                                =======        =======

     The activity in the allowance for note receivable loan loss is as follows (in thousands):

                                               YEARS ENDED      SEVEN MONTHS
                                              DECEMBER 31,         ENDED       YEAR ENDED
                                            -----------------   DECEMBER 31,    MAY 31,
                                             2002      2001         2000          2000
                                            -------   -------   ------------   ----------
Balance at beginning of period............  $10,735   $10,947     $13,718       $28,778
Additions charged to bad debt expense.....      158     1,597       1,305         7,057
Recoveries reducing bad debt expense......     (664)   (1,609)     (2,796)      (23,558)
Write-downs charged against the
  allowance...............................       (1)     (200)     (1,280)      (10,799)
Reclassification of account receivable....       --        --          --        12,240
                                            -------   -------     -------       -------
Balance at end of period..................  $10,228   $10,735     $10,947       $13,718
                                            =======   =======     =======       =======

     Recoveries for the years ended December 31, 2002 and 2001 and for the seven months ended December 31, 2000 includes $0.7 million, $1.6 million and $2.8 million, respectively, of various recoveries of previously non-performing notes receivable. Recoveries for the year ended May 31, 2000 include $10.2 million attributable to a more favorable than anticipated resolution of a customer's bankruptcy settlement, $8.5 million of recoveries in the form of repossessed equipment and inventories and $4.9 million of various recoveries of previously non-performing notes receivable.

(11) STOCKHOLDERS' EQUITY

     Series B and Series C Preferred Stock. In 1999, SCF-IV L.P., ("SCF"), a Houston-based private equity fund specializing in oil service investments, purchased, in a privately negotiated transaction, 40,000 shares of Series B Cumulative Preferred stock and 15,000 shares of Series C Convertible Preferred Stock (the "Preferred Stock") at a purchase price of $1,000 per share (the "Stated Value"), for an aggregate

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES
of $55.0 million. Since that time, the Preferred Stock earned an 8% dividend, of which the Company paid 1% quarterly in cash and accrued the balance to increase the Adjusted Stated Value ($1,000 per share Stated Value plus accrued and unpaid dividends) of the Preferred Stock.

     The Preferred Stock became convertible at the option of SCF on May 7, 2002. Under its terms, the number of shares into which the Preferred Stock would have been convertible was the greater of (i) Stated Value divided by approximately $8.14 per share or (ii) Adjusted Stated Value divided by the average market price of common stock during the ten-day trading period immediately prior to conversion. The Company had the right, without the holder's consent, to redeem for cash up to one-half of any Preferred Stock tendered for conversion based on the Adjusted Stated Value of such Preferred Stock on the conversion date.

     On August 6, 2002, the Company repurchased all Preferred Stock from SCF. If SCF had converted all of the Preferred Stock on August 6, 2002, and the Company had declined to exercise their redemption rights, SCF would have received about
9.2 million shares of common stock, representing 15.3% of the total outstanding common stock of the Company after giving effect to the conversion. In exchange for the Preferred Stock, the Company paid SCF $30.0 million in cash at closing, issued SCF a $31.0 million unsecured promissory note due May 7, 2004 and granted SCF warrants to purchase 2,673,517 shares of common stock at $8.00 per share through August 5, 2005. The Note bears interest at 8% per annum until May 7, 2003, at which time the interest rate will increase to 13%. The Company records interest on this note at an effective rate of approximately 11% per year. The difference in the fair value of the consideration granted to SCF and the carrying value of the Preferred Stock on the Company's balance sheet ($68.8 million) was added to net earnings available to common shareholders in the calculation of earnings per share. The difference represents the forgone return to the preferred shareholder and is treated similar to a dividend; accordingly, a negative dividend of $2.5 million was recognized upon the repurchase. Immediately preceding the closing of this transaction, David C. Baldwin, the elected representative of the holder of the Preferred Stock, resigned from the board of directors.

     Under the terms of a registration rights agreement, SCF has the right to demand that the Company file a registration statement for the resale of the shares of Common Stock SCF acquires upon exercise of the warrants. Sales or the availability for sale of a substantial number of shares of Common Stock in the public market could adversely affect the market price for Common Stock. If the Company is acquired in a business combination pursuant to which the stockholders receive less than 60% of the aggregate consideration in the form of publicly traded common equity, then the holder of the warrants has the option to require the Company to acquire the warrants at their fair value as determined by the Black-Scholes valuation model as further refined by the terms of the warrant agreement. Because the Company may be required to repurchase the warrants in these limited circumstances, the warrants are classified as a current liability on the balance sheet and the Company records any change in value as a credit or charge to the consolidated statement of operations. The change in the fair value of the warrants between August 6, 2002 and December 31, 2002 resulted in other income of approximately $3.3 million. The fair value of the warrants was $2.2 million at December 31, 2002. Fair value was determined using the Black-Scholes valuation model. The key variables used in valuing the warrants were contractually specified and were as follows: risk-free rate of return of Treasury notes having an approximate duration of the remaining term of the warrants and expected stock price volatility of 60%.

     Treasury Stock. During the year ended May 31, 2000, the Company purchased 100,000 shares of common stock from a former officer for $0.8 million, purchased in open market transactions 150,000 shares of common stock for an aggregate purchase price of $1.0 million and reissued 17,500 shares to the interim Chief Executive Officer of the Company for services provided. The Company in open market transactions during the seven months ended December 31, 2000 repurchased 11,000 shares of common stock. In October 2001, the Company's Board of Directors authorized the repurchase of up to 1,000,000 shares of common stock in the open market and privately negotiated transactions at such prices and at such times as management deems

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES
appropriate. Under this repurchase program the Company had repurchased 40,000 shares of common stock for a total purchase price of $0.2 million at an average price of $3.97 per share for the year ended December 31, 2002 and 461,900 shares of common for a total purchase price of $3.6 million at an average price of $7.78 per share for the year ended December 31, 2001. Under a prior repurchase program, the Company had repurchased 37,898 shares of common stock during 2001, for a purchase price of $0.4 million. At December 31, 2002, the Company owned 783,298 shares of treasury stock.

     Stock Option Plans. The Company has adopted an employee stock option plan for eligible employees, which, together with a previous plan, provides for the granting of options to purchase a maximum of 9,700,000 shares of common stock. The Company has also adopted a director's stock option plan, which provides for the granting of options to purchase a maximum of 700,000 shares of common stock by non-employee directors. At December 31, 2002, 810,108 shares remained available for issuance pursuant to these plans.

     Transactions under the stock option plans are summarized as follows:

                                      OPTION PRICE                              AVAILABLE FOR
                                       PER SHARE      OUTSTANDING    VESTED         GRANT
                                     --------------   -----------   ---------   -------------
May 31, 1999.......................  $2.03 - $30.00    4,550,463    1,525,606     2,101,287
  Granted..........................   5.25 -  10.00    1,975,790           --    (1,975,790)
  Vested...........................              --           --      750,707            --
  Exercised........................   2.03 -   8.19       (8,200)      (8,200)           --
  Canceled/forfeited...............   3.50 -  30.00   (1,279,701)     (47,165)    1,279,701
                                     --------------   ----------    ---------    ----------
May 31, 2000.......................   2.03 -  30.00    5,238,352    2,220,948     1,405,198
  Increase in shares authorized....              --           --           --     1,200,000
  Granted..........................   7.69 -   9.44      592,840           --      (592,840)
  Vested...........................              --           --      677,400            --
  Exercised........................   2.03 -   6.38      (71,500)     (71,500)           --
  Canceled/forfeited...............   5.06 -  29.82     (981,214)    (504,289)      981,214
                                     --------------   ----------    ---------    ----------
December 31, 2000..................   2.03 -  30.00    4,778,478    2,322,559     2,993,572
  Granted..........................   8.45 -  12.45      929,000           --      (929,000)
  Vested...........................              --           --      860,632            --
  Exercised........................   2.03 -  11.00     (326,921)    (326,921)           --
  Canceled/forfeited...............   2.03 -  29.69     (519,757)    (404,508)     (617,464)
                                     --------------   ----------    ---------    ----------
December 31, 2001..................   3.50 -  30.00    4,860,800    2,451,762     1,447,108
  Granted..........................   4.35 -   9.50      870,500           --      (870,500)
  Vested...........................              --           --      923,706            --
  Exercised........................   3.50 -   8.19     (163,234)    (163,234)           --
  Canceled/forfeited...............   3.50 -  23.88     (570,023)    (165,100)      233,500
                                     --------------   ----------    ---------    ----------
December 31, 2002..................  $3.91 - $30.00    4,998,043    3,047,134       810,108
                                     ==============   ==========    =========    ==========

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES

     Stock options outstanding at December 31, 2002 are summarized as follows:

                                      WEIGHTED                                     WEIGHTED
                                      AVERAGE         WEIGHTED                     AVERAGE
                                   EXERCISE PRICE      AVERAGE                  EXERCISE PRICE
   OPTION PRICE                    OF OUTSTANDING     REMAINING                   OF VESTED
    PER SHARE        OUTSTANDING      OPTIONS       CONTRACT LIFE    VESTED        OPTIONS
------------------   -----------   --------------   -------------   ---------   --------------
$    3.91 - $ 7.85    1,824,425        $ 5.98            5.2        1,161,724       $ 6.01
     7.86 -  11.77    1,901,000          9.90            7.1          638,292         9.84
    11.78 -  15.70      184,100         12.68            4.1          158,600        12.71
    15.71 -  19.63      394,468         17.97            3.4          394,468        17.97
    19.64 -  23.56      464,650         21.33            3.5          464,650        21.33
    23.57 -  27.48       19,200         24.62            5.1           19,200        24.62
    27.49 -  30.00      210,200         29.49            3.5          210,200        29.49
------------------    ---------        ------            ---        ---------       ------
$    3.91 - $30.00    4,998,043        $11.15            5.5        3,047,134       $12.78
==================    =========        ======            ===        =========       ======

     The Company has elected to continue to follow the intrinsic value method of accounting as prescribed by APB Opinion No. 25. See Note 1 of Notes to Consolidated Financial Statement for a summary of the net earnings (loss) impact if the Company had adopted the fair value method of accounting for stock-based compensation of SFAS No. 123.

     Restricted Stock Plans. In January 1998, the Company adopted the Input/Output, Inc. 1998 Restricted Stock Plan which provides for the award of up to 100,000 shares of common stock to key officers and employees. Ownership of the common stock will vest over a period as determined by the Company in its sole discretion. Shares awarded may not be sold, assigned, transferred, pledged or otherwise encumbered by the grantee during the vesting period. Except for these restrictions, the grantee of an award of shares has all the rights of a common stockholder, including the right to receive dividends and the right to vote such shares. At December 31, 2002, there were 28,600 shares outstanding, which are scheduled to vest over a period through March 1, 2005. At December 31, 2002 there are 71,400 shares available for grant under this plan.

     In March 2000 the Company adopted the Input/Output, Inc. 2000 Restricted Stock Plan which provides for the award of up to 200,000 shares of common stock to key employees. Ownership of the common stock will vest over a period as determined by the Company in its sole discretion. Shares awarded may not be sold, assigned, transferred, pledged or otherwise encumbered by the grantee during the vesting period. Except for these restrictions, the grantee of an award of shares has all the rights of a common stockholder, including the right to receive dividends and the right to vote such shares. At December 31, 2002, the Company had 112,850 unvested shares outstanding, which are scheduled to vest over a period through June 7, 2006. At December 31, 2002 there are 87,150 shares available for grant under this plan.

     The market value of shares of common stock granted under the restricted stock plans were recorded as unamortized restricted stock compensation and reported as a separate component of stockholders' equity. The restricted stock compensation is amortized over the vesting period.

     Employee Stock Purchase Plan. In April 1997 the Company adopted the Employee Stock Purchase Plan which allows all eligible employees to authorize payroll deductions at a rate of 1% to 15% of base compensation for the purchase of our common stock. The purchase price of the common stock will be the lesser of 85% of the closing price on the first day of the applicable offering period (or most recently preceding trading day) or 85% of the closing price on the last day of the offering period (or most recently preceding trading day). Each offering period is six months and commences on January 1 and July 1 of each year. There were 117,876; 102,186; 105,740 and 196,849 shares purchased by employees during the years ended

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES

December 31, 2002 and 2001, the seven months ended December 31, 2000 and for the year ended May 31, 2000, respectively.

(12) ACQUISITIONS

     In July 2002, the Company acquired all of the outstanding capital stock of AXIS for $2.5 million of cash and issued a $2.5 million three-year unsecured promissory note. The Company will pay additional consideration to the former shareholders of AXIS at an amount equal to 33.33% of AXIS' EBITDA (as adjusted by the terms of the Earn-Out Agreement), for the years ended December 31, 2003, 2004 and 2005, exceeding a minimum threshold of $1.0 million. AXIS is a seismic data service company based in Denver, Colorado, which provides specialized seismic data processing and integration services to major and independent exploration and production companies. The AXIS Interpretation-Ready Process ("IRP") integrates seismic and subsurface geological data to provide customers more accurate and higher quality data that can result in improved reservoir characterizations.

     In May 2002, the Company acquired certain of the assets of S/N Technologies ("S/N") for $0.7 million of cash. In addition, the Company will pay consideration up to a maximum of $5.0 million if certain revenue and sales thresholds are met. The assets acquired from S/N include proprietary technology applicable to solid streamer products used to acquire 2D, 3D and high-resolution marine seismic data.

     In January 2001, the Company acquired all of the outstanding capital stock of Pelton for approximately $6.0 million in cash and a $3.0 million two-year unsecured promissory note. Pelton is based in Ponca City, Oklahoma and designs, manufactures and sells seismic vibrator control systems, vibrator positioning systems and explosive energy control systems.

     The acquisitions were accounted for by the purchase method, with the purchase price allocated to the fair value of assets purchased and liabilities assumed. The allocation of the purchase price, including related direct costs, for the acquisition of AXIS, S/N and Pelton are as follows (in thousands):

                                                                                  ACQUIRED
                                                              ACQUIRED IN 2002    IN 2001
                                                              -----------------   --------
                                                                AXIS      S/N      PELTON
                                                              --------   ------   --------
Fair values of assets and liabilities
  Net current assets........................................   $  395     $ --    $ 5,266
  Property, plant and equipment.............................      354       85        373
  Intangible assets.........................................    1,142      603      2,985
  Goodwill..................................................    3,296       --      1,984
  Long-term liabilities.....................................     (224)      --         --
                                                               ------     ----    -------
     Total allocated purchase price.........................    4,963      688     10,608
Less non-cash consideration -- note payable.................    2,500       --      3,000
Less cash of acquired business..............................      501       --      2,032
                                                               ------     ----    -------
Cash paid for acquisition, net of cash acquired.............   $1,962     $688    $ 5,576
                                                               ======     ====    =======

     The consolidated results of operations of the Company include the results of AXIS, S/N and Pelton from the date of acquisition. Pro-forma results prior to the acquisition date were not material to the Company's consolidated results of operations.

     The intangible asset of AXIS relates to proprietary technology, which is being amortized over a 4-year period. The intangible assets of S/N relate to acquired patents and are being amortized over a 10-year period. The intangible assets of Pelton primarily relate to acquired patents and are being amortized over a weighted-

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES
average useful life of 11 years. The goodwill of AXIS was assigned to the digital land products reporting unit and Pelton to the analog land products reporting unit, both reporting units within the Company's Land division.

(13) SEGMENT AND GEOGRAPHIC INFORMATION

     The Company evaluates and reviews results based on two segments, Land and Marine, to allow for increased visibility and accountability of costs and more focused customer service and product development. The Company measures segment operating results based on earnings (loss) from operations. A summary of segment information is as follows (in thousands):

                                              YEARS ENDED       SEVEN MONTHS
                                             DECEMBER 31,          ENDED       YEAR ENDED
                                          -------------------   DECEMBER 31,    MAY 31,
                                            2002       2001         2000          2000
                                          --------   --------   ------------   ----------
Net sales:
  Land..................................  $ 65,226   $162,256     $ 60,590      $ 73,201
  Marine................................    53,357     49,794       17,727        48,253
                                          --------   --------     --------      --------
                                          $118,583   $212,050     $ 78,317      $121,454
                                          ========   ========     ========      ========
Gross profit (loss):
  Land..................................  $   (572)  $ 53,242     $ 15,530      $  5,375
  Marine................................    19,531     20,393        3,805         7,910
                                          --------   --------     --------      --------
                                          $ 18,959   $ 73,635     $ 19,335      $ 13,285
                                          ========   ========     ========      ========
Earnings (loss) from operations
  Land..................................  $(44,160)  $ 15,631     $  1,056      $(28,254)
  Marine................................     6,878      5,662       (4,877)      (34,466)
  Corporate.............................   (26,283)   (13,388)      (9,285)      (22,750)
                                          --------   --------     --------      --------
                                          $(63,565)  $  7,905     $(13,106)     $(85,470)
                                          ========   ========     ========      ========
Depreciation and amortization
  Land..................................  $  7,177   $  8,194     $  4,210      $ 10,106
  Marine................................     1,701      3,537        2,504         7,117
  Corporate.............................     4,359      5,804        4,734         5,612
                                          --------   --------     --------      --------
                                          $ 13,237   $ 17,535     $ 11,448      $ 22,835
                                          ========   ========     ========      ========

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
Total assets:
  Land......................................................    $102,064       $139,978
  Marine....................................................      62,020         62,422
  Corporate.................................................      84,361        184,935
                                                                --------       --------
                                                                $248,445       $387,335
                                                                ========       ========
Total assets by geographic area:
  North America.............................................    $206,766       $344,539
  Europe....................................................      41,679         42,796
                                                                --------       --------
                                                                $248,445       $387,335
                                                                ========       ========

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES

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

     A summary of net sales by geographic area follows (in thousands):

                                              YEARS ENDED       SEVEN MONTHS
                                             DECEMBER 31,          ENDED       YEAR ENDED
                                          -------------------   DECEMBER 31,    MAY 31,
                                            2002       2001         2000          2000
                                          --------   --------   ------------   ----------
North America...........................  $ 34,295   $ 79,115     $29,974       $ 36,946
Middle East.............................     2,013     46,189      15,835         22,156
Europe..................................    34,151     27,034      11,193         16,169
Asia....................................    15,669     25,530       6,047         19,754
CIS.....................................    21,178     23,544       6,892         16,388
Other...................................    11,277     10,638       8,376         10,041
                                          --------   --------     -------       --------
                                          $118,583   $212,050     $78,317       $121,454
                                          ========   ========     =======       ========

     Net sales are attributed to individual countries on the basis of the ultimate destination of the equipment, if known; if the ultimate destination is not known, it is based on the geographical location of initial shipment.

     Net sales to individual customers representing 10% or more of net sales were as follows:

                                                   YEARS ENDED    SEVEN MONTHS
                                                  DECEMBER 31,       ENDED       YEAR ENDED
                                                  -------------   DECEMBER 31,    MAY 31,
CUSTOMER                                          2002    2001        2000          2000
--------                                          -----   -----   ------------   ----------
A...............................................   11%     37%         37%           29%
B...............................................    8%      6%         23%           12%
C...............................................    3%      2%          2%           11%
D...............................................   10%      1%          0%            0%

(14) INCOME TAXES

                                                       YEARS ENDED      SEVEN MONTHS
                                                      DECEMBER 31,         ENDED       YEAR ENDED
                                                    -----------------   DECEMBER 31,    MAY 31,
                                                     2002      2001         2000          2000
                                                    -------   -------   ------------   ----------
Components of income taxes follows (in thousands):
  Federal.........................................  $     8   $(1,116)     $   --       $    --
  Foreign.........................................   (2,484)    4,917         877         1,583
  State and local.................................      403       303         455           865
  Deferred........................................   59,992      (976)         --        (8,545)
                                                    -------   -------      ------       -------
  Total income tax expense (benefit)..............  $57,919   $ 3,128      $1,332       $(6,097)
                                                    =======   =======      ======       =======

     A reconciliation of the expected income tax expense (benefit) on earnings
(loss) before income taxes using the statutory Federal income tax rate of 35% for the years ended December 31, 2002 and 2001, the seven

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES
months ended December 31, 2000 and the year ended May 31, 2000, to the income taxes reported herein is as follows (in thousands):

                                                      YEARS ENDED       SEVEN MONTHS
                                                      DECEMBER 31,         ENDED       YEAR ENDED
                                                   ------------------   DECEMBER 31,    MAY 31,
                                                     2002      2001         2000          2000
                                                   --------   -------   ------------   ----------
Expected income tax (benefit) expense at 35%.....  $(21,684)  $ 4,365     $(3,141)      $(28,022)
Foreign taxes, net...............................    (1,547)    1,729         467            685
State and local taxes............................       262       197         296            556
Deferred tax asset valuation allowance and
  provision for other liabilities................    80,647    (3,991)      3,134         19,632
Nondeductible amortization.......................       266       979         610            919
Other............................................       (25)     (151)        (34)           133
                                                   --------   -------     -------       --------
     Total income tax (benefit) expense..........  $ 57,919   $ 3,128     $ 1,332       $ (6,097)
                                                   ========   =======     =======       ========

     The tax effects of the cumulative temporary differences resulting in the net deferred income tax asset (liability) are as follows (in thousands):

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
Current deferred:
  Deferred income tax assets:
     Accrued expenses.......................................    $  1,790       $  3,185
     Allowance accounts.....................................      12,279         11,370
     Inventory..............................................         512            528
                                                                --------       --------
          Total current deferred income tax asset...........      14,581         15,083
          Valuation allowance...............................     (14,581)            --
                                                                --------       --------
          Net current deferred income tax asset.............    $     --       $ 15,083
                                                                ========       ========
Noncurrent deferred:
  Deferred income tax assets:
     Basis in identified intangibles........................    $ 12,239       $  8,838
     Net operating loss carryforward........................      50,890         41,970
     Basis in property, plant and equipment.................          --            419
     Basis in research and development......................      20,620          4,279
     Alternative minimum tax credit.........................       1,336          1,336
     Other..................................................       1,504            931
                                                                --------       --------
          Total deferred income tax asset...................      86,589         57,773
          Valuation allowance...............................     (84,151)       (12,864)
                                                                --------       --------
          Net non-current deferred income tax asset.........       2,438         44,909
                                                                --------       --------
  Deferred income tax liabilities:
     Basis in property, plant and equipment.................      (2,438)            --
                                                                --------       --------
     Net non-current deferred income tax asset
       (liability)..........................................    $     --       $ 44,909
                                                                ========       ========

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES

     In 2002, the Company recorded an additional valuation allowance of $85.9 million, resulting in a net charge to income tax expense of $60.0 million for its net deferred tax assets, which are primarily net operating loss carryforwards. The Company currently does not recognize a benefit from net operating losses. The establishment of this valuation allowance does not affect the Company's ability to reduce future tax expense through utilization of prior years net operating losses.

     The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes," which places primary importance on the Company's cumulative operating results in the most recent three-year period when assessing the need for a valuation allowance. Although management believes the Company's results for those periods were heavily affected not only by industry conditions, but also by deliberate and planned business restructuring activities in response to the prolonged downturn in the seismic equipment market, as well as heavy expenditures on research and development technology, the Company's cumulative loss in the most recent three-year period, including the net loss reported in 2002, represented sufficient negative evidence to establish an additional valuation allowance under the provisions of SFAS No.
109. The Company intends to maintain a full valuation allowance for its net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support reversal of the allowance. At December 31, 2002, the Company has net operating loss carry-forwards of $145 million, which expire over the next 16 to 20 years.

     Included within Other Long-Term Liabilities on the Consolidated Balance Sheets at December 31, 2002 and 2001, is $4.2 million which primarily consists of reserves for various foreign and state tax matters.

(15) OPERATING LEASES

     Leasee. The Company leases certain equipment, offices and warehouse space under non-cancelable operating leases. Rental expense was $2.1 million, $1.8 million, $1.1 million, and $2.2 million for the years ended December 31, 2002 and 2001, the seven months ended December 31, 2000 and for the year ended May 31, 2000, respectively.

     A summary of future rental commitments under non-cancelable operating leases is as follows (in thousands):

YEARS ENDED DECEMBER 31,
------------------------
2003........................................................  $2,949
2004........................................................   2,242
2005........................................................     684
2006........................................................     465
2007........................................................     325
2008 and thereafter.........................................     486
                                                              ------
Total.......................................................  $7,151
                                                              ======

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES

     Lessor. The Company leases seismic equipment to customers under operating leases of two years or less. At December 31, 2002, the total cost of equipment leased or held for lease was $4.0 million, less accumulated amortization of $1.9 million. The Company also leases under-utilized facilities under various lease and sub-lease agreements. A summary of lease revenues is as follows (in thousands):

                                                YEARS ENDED     SEVEN MONTHS
                                               DECEMBER 31,        ENDED       YEAR ENDED
                                              ---------------   DECEMBER 31,    MAY 31,
                                               2002     2001        2000          2000
                                              ------   ------   ------------   ----------
Equipment rental............................  $2,750   $3,749      $2,195        $3,184
Facility rental.............................   1,297      736         529           205
                                              ------   ------      ------        ------
Total rentals...............................  $4,047   $4,485      $2,724        $3,389
                                              ======   ======      ======        ======

     A summary of future minimum non-cancelable lease and sublease income is as follows (in thousands):

                                                              EQUIPMENT
YEARS ENDED DECEMBER 31,                                       RENTAL     SUBLEASE
------------------------                                      ---------   --------
2003........................................................   $  879      $1,702
2004........................................................      519       1,282
2005........................................................       --         109
2006........................................................       --          37
2007........................................................       --          14
                                                               ------      ------
Total.......................................................   $1,398      $3,144
                                                               ======      ======

(16) BENEFIT PLANS

     401(k). The Company has a 401(k) retirement savings plan which covers substantially all employees. Employees may voluntarily contribute up to 15% of their compensation, as defined, to the plan. The Company, effective June 1, 2000, adopted a company matching contribution to the 401(k) plan. The Company matches the employee contribution at a rate of 50% of the first 6% of compensation contributed to the plan. Company contributions to the plan were $0.8 million, $0.9 million, $0.6 million, and $0 during the years ended December 31, 2002 and 2001, the seven months ended December 31, 2000 and for the year ended May 31, 2000, respectively.

     Supplemental executive retirement plan. The Company has a non-qualified, supplemental executive retirement ("SERP") plan. The SERP Plan provides for certain compensation to become payable on the participants' death, retirement or total disability as set forth in the plan. Assets of this plan consist of the cash surrender value of life insurance policies. The consolidated financial statements include pension expense (benefit) of $0, $0.1 million, $0, and $(0.5) million for the years ended December 31, 2002 and 2001, the seven months ended December 31, 2000 and for the year ended May 31, 2000, respectively. All benefits under this plan have previously been frozen.

     Directors Plan. The Company has also adopted a non-qualified, unfunded outside directors retirement plan. The plan provides for certain compensation to become payable on the participants' death, retirement or total disability as set forth in the plan. The consolidated financial statements include pension expense of $0.2 million, $0, $0.1 million, and $0.1 million for the years ended December 31, 2002 and 2001, the seven months ended December 31, 2000 and for the year ended May 31, 2000, respectively. All benefits under this plan have previously been frozen.

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES

(17) SELECTED QUARTERLY INFORMATION -- (UNAUDITED)

     A summary of selected quarterly information is as follows (in thousands, except per share amounts):

                                                        THREE MONTHS ENDED
                                        ---------------------------------------------------
YEAR ENDED DECEMBER 31, 2002            MARCH 31*   JUNE 30*   SEPTEMBER 30*   DECEMBER 31*
----------------------------            ---------   --------   -------------   ------------
Net sales.............................   $30,213    $ 22,850     $ 28,539        $36,981
Gross profit..........................     6,961       2,485        3,772          5,741
Loss from operations..................    (7,533)    (13,987)     (32,331)        (9,714)
Interest expense......................       (35)       (461)      (1,247)        (1,381)
Interest and other income (expense)...       355         546          (10)           591
Fair value adjustment of warrant
  obligation..........................        --          --        2,345            907
Income tax expense (benefit)..........    (2,671)     63,511          157         (3,078)
Net loss applicable to common
  shares..............................   $(5,997)   $(78,892)    $(29,413)       $(6,519)
                                         =======    ========     ========        =======
Basic loss per share..................   $  (.12)   $  (1.55)    $   (.58)       $  (.13)
                                         =======    ========     ========        =======
Diluted loss per share................   $  (.12)   $  (1.55)    $   (.58)       $  (.13)
                                         =======    ========     ========        =======

                                                         THREE MONTHS ENDED
                                         ---------------------------------------------------
YEAR ENDED DECEMBER 31, 2001             MARCH 31*   JUNE 30*   SEPTEMBER 30*   DECEMBER 31*
----------------------------             ---------   --------   -------------   ------------
Net sales..............................   $42,409    $59,868       $58,647        $51,126
Gross profit...........................    16,241     20,247        17,524         19,623
Earnings (loss) from operations........      (175)     3,949         2,252          1,879
Interest expense.......................      (207)      (383)          (55)           (50)
Interest and other income..............     1,598        788         1,546          1,327
Income tax expense (benefit)...........     1,026      1,370          (352)         1,084
Net earnings (loss) applicable to
  common shares........................   $(1,200)   $ 1,589       $ 2,679        $   641
                                          =======    =======       =======        =======
Basic earnings (loss) per share........   $ (0.02)   $  0.03       $  0.05        $  0.01
                                          =======    =======       =======        =======
Diluted earnings (loss) per share......   $ (0.02)   $  0.03       $  0.05        $  0.01
                                          =======    =======       =======        =======

                                                             THREE MONTHS   THREE MONTHS
                                                                ENDED          ENDED
TRANSITION PERIOD 2000                                        AUGUST 31     NOVEMBER 30
----------------------                                       ------------   ------------
Net sales..................................................    $27,141        $40,880
Gross profit...............................................      6,104         11,966
Loss from operations.......................................     (6,802)        (2,781)
Interest expense...........................................       (261)          (259)
Interest and other income..................................      1,471          2,240
Income tax expense.........................................        667          1,507
Net loss...................................................    $(7,474)       $(3,682)
                                                               =======        =======
Basic loss per share.......................................    $ (0.15)       $ (0.07)
                                                               =======        =======
Diluted loss per share.....................................    $ (0.15)       $ (0.07)
                                                               =======        =======

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES

                                                                 THREE MONTHS ENDED
                                                  -------------------------------------------------
YEAR ENDED MAY 31, 2000                           AUGUST 31   NOVEMBER 30   FEBRUARY 29*   MAY 31*
-----------------------                           ---------   -----------   ------------   --------
Net sales.......................................  $ 29,979      $24,438       $33,424      $ 33,613
Gross profit (loss).............................     5,462        5,633        (1,027)        3,217
Loss from operations............................   (12,938)      (9,792)       (9,814)      (52,926)
Interest expense................................      (212)        (202)         (197)         (215)
Interest and other income.......................     1,034        1,220         1,761         2,221
Income tax expense (benefit)....................    (3,877)      (2,389)          168             1
Net loss applicable to common shares............  $ (9,320)     $(7,528)      $(9,574)     $(52,098)
                                                  ========      =======       =======      ========
Basic loss per share............................  $  (0.18)     $ (0.15)      $ (0.19)     $  (1.03)
                                                  ========      =======       =======      ========
Diluted loss per share..........................  $  (0.18)     $ (0.15)      $ (0.19)     $  (1.03)
                                                  ========      =======       =======      ========

---------------

* See Note 18 for the summary charges occurring during the years ended December 31, 2002 and 2001, and for the year ended May 31, 2000.

(18) SUMMARY OF SIGNIFICANT CHARGES AND RECOVERIES

     The table below summarizes the significant charges during the periods presented (in thousands):

                                                                  LONG-LIVED
                                                                  ASSET AND    WARRANTY   PERSONNEL/
                                         INVENTORY   RECEIVABLE    GOODWILL    PRODUCT     FACILITY       TAX
                                          RELATED     RELATED      RELATED     RELATED    AND OTHER    VALUATION
                                          CHARGES     CHARGES      CHARGES     CHARGES     CHARGES     ALLOWANCE    TOTAL
                                         ---------   ----------   ----------   --------   ----------   ---------   --------
Charges for year ended May 31, 2000 by
  business segment:
  Land.................................   $ 8,700     $  3,600     $ 7,100     $    --     $ 1,400      $    --    $ 20,800
  Marine...............................     3,607        2,400      25,200       1,993       1,700           --      34,900
  Corporate............................        --           --          --          --       7,900           --       7,900
                                          -------     --------     -------     -------     -------      -------    --------
                                          $12,307     $  6,000     $32,300     $ 1,993     $11,000      $    --    $ 63,600
                                          =======     ========     =======     =======     =======      =======    ========
Adjustments to prior year during year
  ended May 31, 2000...................   $    --     $(10,200)    $    --     $(2,600)    $    --      $    --    $(12,800)
Charges for year ended May 31, 2000 by
  category:
  Cost of sales........................    12,307           --          --       1,993         300           --      14,600
  General and administrative...........        --        6,000         700          --      10,700           --      17,400
  Goodwill impairment..................        --           --      31,600          --          --           --      31,600
                                          -------     --------     -------     -------     -------      -------    --------
                                          $12,307     $ (4,200)    $32,300     $  (607)    $11,000      $    --    $ 50,800
                                          =======     ========     =======     =======     =======      =======    ========
Charges for the year ended December 31,
  2001 by business segment:
  Land.................................   $ 1,784     $     --     $    --     $    --     $    --      $    --    $  1,784
  Marine...............................     1,834           --          --          --          --           --       1,834
                                          -------     --------     -------     -------     -------      -------    --------
                                          $ 3,618     $     --     $    --     $    --     $    --      $    --    $  3,618
                                          =======     ========     =======     =======     =======      =======    ========
Charges for year ended December 31,
  2001 by category:
  Cost of sales........................   $ 3,618     $     --     $    --     $    --     $    --      $    --    $  3,618
                                          =======     ========     =======     =======     =======      =======    ========

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES

                                                                  LONG-LIVED
                                                                  ASSET AND    WARRANTY   PERSONNEL/
                                         INVENTORY   RECEIVABLE    GOODWILL    PRODUCT     FACILITY       TAX
                                          RELATED     RELATED      RELATED     RELATED    AND OTHER    VALUATION
                                          CHARGES     CHARGES      CHARGES     CHARGES     CHARGES     ALLOWANCE    TOTAL
                                         ---------   ----------   ----------   --------   ----------   ---------   --------
Charges for year ended December 31,
  2002 by business segment:
  Land.................................   $ 2,958     $     --     $16,546     $    --     $ 3,104      $    --    $ 22,608
  Marine...............................     1,384           --         244          --         576           --       2,204
  Corporate............................        --           --       5,206          --       1,172       59,992      66,370
                                          -------     --------     -------     -------     -------      -------    --------
                                          $ 4,342     $     --     $21,996     $    --     $ 4,852      $59,992    $ 91,182
                                          =======     ========     =======     =======     =======      =======    ========
Charges for year ended December 31,
  2002 by category:
  Cost of sales........................   $ 4,342     $     --     $    --     $    --     $ 1,924      $    --    $  6,266
  Research & development...............        --           --          --          --       2,171           --       2,171
  Sales & marketing....................        --           --          --          --         282           --         282
  General and administrative...........        --           --          --          --         475           --         475
  Impairment of long-lived assets......        --           --       6,874          --          --           --       6,874
  Goodwill impairment..................        --           --      15,122          --          --           --      15,122
  Income tax expense...................        --           --          --          --          --       59,992      59,992
                                          -------     --------     -------     -------     -------      -------    --------
                                          $ 4,342     $     --     $21,996     $    --     $ 4,852      $59,992    $ 91,182
                                          =======     ========     =======     =======     =======      =======    ========

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

     Pre-tax charges of $45.8 million were recorded in the fourth quarter of the year ended May 31, 2000 and included $4.2 million of inventory and warranty charges (included in cost of sales) primarily related to write-down of certain marine streamer and related products, reflecting the deterioration of the marine towed array seismic sector. Additionally, $10.0 million was charged to general and administrative expenses consisting of a $5.0 million charge for settlement of litigation, a $3.6 million loan loss expense, $0.7 million related to the sale of certain idle manufacturing capacity in Europe, and $0.7 million of charges related to employee severance and continued cost reduction efforts worldwide. Finally, $31.6 million was charged to goodwill impairment, reflecting the impairment of certain goodwill recorded in conjunction with the acquisition of manufacturing

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES
assets of Western Geophysical in 1995 and the acquisition of CompuSeis, Inc. in 1998. The impairment of the Western Geophysical goodwill principally reflected the diminished outlook for the marine towed array seismic sector in general, evidenced by customers' decisions to reduce the size of their marine fleets, and changes in customers' preferences and technology for certain products within that sector. The impairment of the CompuSeis goodwill reflected the result of certain technological changes relating to land seismic systems.

     Pre-tax charges of $0.5 million were recorded in the first quarter of 2002 related to employee severance arrangements ($0.4 million included in cost of sales and $0.1 million included in research and development expenses).

     Pre-tax charges of $2.4 million were recorded in the second quarter of 2002 and included $1.3 million related to the closure of the Austin, Texas, software development facility (included in research and development expenses) and charges of $1.1 million related to employee severance arrangements ($0.5 million included in cost of sales, $0.4 million included in research and development expenses and $0.2 million in general and administrative expenses).

     Pre-tax charges of $24.8 million were recorded in the third quarter of 2002 and included $3.8 million of inventory obsolescence charges (included in cost of sales); $15.1 million of goodwill impairment charges related to our analog land seismic reporting unit (included in goodwill impairment); and $5.9 million of facility and equipment impairment charges related to the closure of the Alvin, Texas, and Louisville, Colorado facilities (included in charges for the impairment of long-lived assets).

     Pre-tax charges of $3.4 million were recorded in the fourth quarter of 2002 and included $1.0 million of additional impairment charges related to the Company's Alvin, Texas facility and closure of the Company's Norwich, U.K. manufacturing facility (included in impairment of long-lived assets); charges of $1.9 million related to employee severance arrangements ($1.0 million included in cost of sales, $0.3 million included in research and development expenses, $0.3 million in marketing and sales expenses and $0.3 million in general and administrative expenses); and additional inventory obsolescence charges of $.5 million (included in cost of sales).

     In 2002, the Company recorded net charges of $60.0 million to establish an additional valuation allowance for its net deferred tax assets. The Company will continue to reserve all of its net deferred tax assets until it has sufficient evidence to warrant reversal.

(19) LEGAL MATTERS

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

(20) RELATED PARTIES

     In connection with the acquisition of DigiCourse in November 1998, the Company entered into a service agreement under which a predecessor to Laitram, L.L.C. ("Laitram") agreed to provide accounting, software, manufacturing and maintenance services. The service agreement expired September 30, 2001 and Laitram now charges the Company on an invoice basis for facility rental and maintenance as well as manufacturing services. The Company's chairman of the board is the chairman and a principal stockholder of Laitram. For the year ended December 31, 2002, the Company paid Laitram a total of $1.9 million, which consisted of $1.2 million for manufacturing services, $0.6 million for rent and other facility related services and $0.1 million for other services. Manufacturing services consisted primarily of machining of parts for the Company's marine positioning systems. For the year ended December 31, 2001, the seven months ended December 31, 2000 and the year ended May 31, 2000, the Company paid Laitram an aggregate $1.4 million,

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES

$0.8 million and $1.5 million, respectively. In the opinion of management, the terms of such services are fair and reasonable, and as favorable to I/O as those which could have been obtained from unrelated third parties at the time of their performance.

     In 2000, a former director and former company officer assisted in the collection efforts of certain accounts and notes receivable. In return, he was paid a commission on actual amounts collected. Commissions earned amounted to $0.1 million and $0.5 million for the seven months ended December 31, 2000 and for the year ended May 31, 2000, respectively.

     The Company has guaranteed $0.2 million of bank indebtedness for one officer related to the open market purchases of the Company's common stock. The share purchases were made in conjunction with shares issued in May 2000 under the Input/Output, Inc. 2000 Restricted Stock Plan. The outstanding loan balance at December 31, 2002 was $0.2 million. The Company's guarantee expired in March 2003.

(21) SUBSEQUENT EVENTS

     On March 31, 2003, the Company announced that Robert P. Peebler had been appointed the Company's President and Chief Executive Officer. Mr. Peebler formerly was the President and Chief Executive Officer of Energy Virtual Partners ("EVP"), which he founded in April, 2001. Mr. Peebler will also become Chairman of EVP. Mr. Peebler has been a director of I/O since 1999.

     In addition, the Company will invest $3.0 million in Series B Preferred securities of EVP. After consummation of this investment, the Company will own approximately 22% of the outstanding ownership interests of EVP and 11% of the outstanding voting interests of EVP. EVP provides asset management services to large oil and gas companies to enhance the value of their oil and gas properties.

                                  SCHEDULE II

                      INPUT/OUTPUT, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                     BALANCE AT   CHARGED TO
                                     BEGINNING    COSTS AND                                BALANCE AT
YEAR ENDED MAY 31, 2000               OF YEAR      EXPENSES      DEDUCTIONS    OTHER       END OF YEAR
-----------------------              ----------   ----------     ----------   --------     -----------
                                                              (IN THOUSANDS)
Allowance for doubtful accounts....   $20,916      $(1,107)(1)    $ (6,003)   $(12,240)(3)   $ 1,566
Reserves for excess and obsolete
  inventory........................    16,247       16,360         (17,616)         --        14,991
Warranty...........................    13,875       (1,731)(2)      (5,674)         --         6,470

                                                     BALANCE AT   CHARGED TO                BALANCE AT
                                                     BEGINNING    COSTS AND                   END OF
SEVEN MONTHS ENDED DECEMBER 31, 2000                 OF PERIOD     EXPENSES    DEDUCTIONS     PERIOD
------------------------------------                 ----------   ----------   ----------   ----------
                                                                      (IN THOUSANDS)
Allowance for doubtful accounts....................   $ 1,566       $   54      $   (49)     $ 1,571
Reserves for excess and obsolete inventory.........    14,991        1,599       (2,549)      14,041
Warranty...........................................     6,470        2,267       (2,435)       6,302

                                                    BALANCE AT   CHARGED TO
                                                    BEGINNING    COSTS AND                 BALANCE AT
YEAR ENDED DECEMBER 31, 2001                         OF YEAR      EXPENSES    DEDUCTIONS   END OF YEAR
----------------------------                        ----------   ----------   ----------   -----------
                                                                      (IN THOUSANDS)
Allowance for doubtful accounts...................   $ 1,571       $  269      $   (88)      $ 1,752
Reserves for excess and obsolete inventory........    14,041        3,618       (3,308)       14,351
Warranty..........................................     6,302        2,132       (3,765)        4,669

                                                    BALANCE AT   CHARGED TO
                                                    BEGINNING    COSTS AND                 BALANCE AT
YEAR ENDED DECEMBER 31, 2002                         OF YEAR      EXPENSES    DEDUCTIONS   END OF YEAR
----------------------------                        ----------   ----------   ----------   -----------
                                                                      (IN THOUSANDS)
Allowance for doubtful accounts...................   $ 1,752       $2,645      $(2,722)      $ 1,675
Reserves for excess and obsolete inventory........    14,351        4,947       (1,131)       18,167
Warranty..........................................     4,669        1,679       (3,434)        2,914

---------------

(1) Includes recoveries of $2.1 million.

(2) Includes reversal of $2.6 million based on bankruptcy settlement of a customer.

(3) Represents transfer to loan loss allowance as a result of conversion of trade receivable to a note receivable.

                               INDEX TO EXHIBITS

     3.1      --  Amended and Restated Certificate of Incorporation filed as
                  Exhibit 3.1 to the Company's Transition Report on Form 10-K
                  for the seven months ended December 31, 2000, and
                  incorporated herein by reference.
     3.2      --  Certificate of Amendment to the Amended and Restated
                  Certificate of Incorporation, dated October 11, 1996, filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K
                  for the fiscal year ended May 31, 1997, and incorporated
                  herein by reference.
     3.3      --  Amended and Restated Bylaws filed as Exhibit 4.3 to the
                  Company's Current Report or Form 8-K filed with the
                  Securities and Exchange Commission on March 8, 2002, and
                  incorporated herein by reference.
     4.1      --  Form of Certificate of Designation, Preferences and Rights
                  of Series A Preferred Stock of Input/ Output, Inc., filed as
                  Exhibit 2 to the Company's Registration Statement on Form
                  8-A dated January 27, 1997, (attached as Exhibit 1 to the
                  Rights Agreement referenced in Exhibit 10.6) and
                  incorporated herein by reference.
  **10.1      --  Amended and Restated 1990 Stock Option Plan, filed as
                  Exhibit 4.2 to the Company's Registration Statement on Form
                  S-8 (Registration No. 333-80299), filed with the Securities and Exchange Commission on June 9, 1999, and incorporated
                  herein by reference.
    10.2      --  Lease Agreement dated as of August 20, 2001, between NL
                  Ventures III Stafford L.P. and Input/ Output, Inc. filed as
                  Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q
                  for the quarter ended September 30, 2001, and incorporated herein by reference.
  **10.3      --  Amended Directors Retirement Plan, filed as Exhibit 10.7 to the Company's Annual Report on form 10-K for the fiscal year ended May 31, 1997, and incorporated herein by reference.
  **10.4      --  Input/Output, Inc. Amended and Restated 1996 Non-Employee
                  Director Stock Option Plan, filed as Exhibit 4.3 to the
                  Company's Registration Statement on Form S-8 (Registration
                  No. 333-80299), filed with the Securities and Exchange
                  Commission on June 9, 1999, and incorporated herein by
                  reference.
    10.5      --  Rights Agreement, dated as of January 17, 1997, by and between Input/Output, Inc. and Harris Trust and Savings
                  Bank, as Rights Agent, including exhibits thereto, filed as
                  Exhibit 4 to the Company's Form 8-A dated January 27, 1997, and incorporated herein by reference.
  **10.6      --  Input/Output, Inc. Employee Stock Purchase Plan, filed as
                  Exhibit 4.4 to the Company's Registration Statement on Form
                  S-8 (Registration No. 333-24125) filed with the Securities and Exchange Commission on March 18, 1997, and incorporated herein by reference.
    10.7      --  First Amendment to Rights Agreement by and between the
                  Company and Harris Trust and Savings Bank as Rights Agent,
                  dated April 21, 1999, filed as Exhibit 10.3 to the Company's
                  Form 8-K dated April 21, 1999, and incorporated herein by
                  reference.
    10.8      --  Registration Rights Agreement by and among the Company and
                  The Laitram Corporation, dated November 16, 1998, filed as
                  Exhibit 99.2 to the Company's Form 8-K dated November 16,
                  1998, and incorporated herein by reference.
  **10.9      --  Input/Output, Inc. 1998 Restricted Stock Plan, filed as
                  Exhibit 4.7 to the Company's Registration Statement on Form
                  S-8 (Registration No. 333-80297), filed with the Securities and Exchange Commission on June 9, 1999, and incorporated
                  herein by reference.
  **10.10     --  Input/Output, Inc. Non-qualified Deferred Compensation Plan, filed as Exhibit 10.14 to the Company's Annual Report on
                  Form 10-K for the year ended December 31, 2001, and
                  incorporated herein by reference.
  **10.11     --  Amendment No. 1 to the Input/Output, Inc. Amended and
                  Restated 1996 Non-Employee Director Stock Option Plan, dated
                  September 13, 1999, filed as Exhibit 10.4 to the Company's
                  Quarterly Report on Form 10-Q for the fiscal quarter ended
                  August 31, 1999, and incorporated herein by reference.
* **10.12     --  Employment Agreement by and between the Company and C.
                  Robert Bunch dated effective as of February 4, 2003.
* **10.13     --  Employment Agreement by and between the Company and Larry E.
                  Denver dated effective as of February 4, 2003.

  * **10.14         --  Employment Agreement by and between the Company and Bjarte Fageraas dated effective as of February
                        4, 2003.
  * **10.15         --  Employment Agreement by and between the Company and Brad Eastman dated effective as of February 4,
                        2003
  * **10.16         --  Employment Agreement by and between the Company and Laura Guthrie dated effective as of February 4,
                        2003
    **10.17         --  Input/Output, Inc. 2000 Restricted Stock Plan, effective as of March 13, 2000 filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2000, and incorporated herein by reference.
    **10.18         --  Input/Output, Inc. 2000 Long-Term Stock Plan, filed as Exhibit 4.7 to the Company's Registration
                        Statement on Form S-8 (No. 333-49382) dated November 6, 2000 and incorporated by reference herein.
      10.19         --  Exchange Agreement dated August 6, 2002 by and between The Company and SCF-IV, L.P., filed as
                        Exhibit 10.21 to the Company's Form 8-K dated August 6, 2002, and incorporated herein by reference.
      10.20         --  Promissory Note dated August 6, 2002 payable by the Company to SCF-IV, L.P., filed as Exhibit 10.22 to the Company's Form 8-K dated August 6, 2002, and incorporated herein by reference.
      10.21         --  Warrant dated August 6, 2002 payable to the Company to SCF-IV, L.P., filed as Exhibit 10.23 to the
                        Company's Form 8-K dated August 6, 2002, and incorporated herein by reference.
      10.22         --  Registration Rights Agreement dated August 6, 2002 by and between The Company and SCF-IV, L.P., filed as Exhibit 10.24 to the Company's Form 8-K dated August 6, 2002, and incorporated herein by reference.
    **10.23         --  Amended and Restated 1991 Directors Stock Option Plan, filed as Exhibit 4.3 o the Company's
                        Registration Statement on Form S-8 Filed with the Securities and Exchange Commission on October 19,
                        1994, and incorporated herein by reference
    **10.24         --  Amendment to the Amended and Restated 1991 Directors Stock Option Plan, filed as Exhibit 10.9 to the
                        Company's Annual Report On Form 10-K for the fiscal year ended May 31, 1997 and incorporated herein by reference.
    **10.25         --  Amendment No, 2 to the Input/Output, Inc. Amended and Restated 1991 Director Stock Option Plan,
                        dated September 13, 1999, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for
                        the fiscal quarter ended August 31, 1999, and incorporated herein by reference
     *10.26         --  Separation Agreement and General Release between Input/Output, Inc. and Kenneth W. Pope dated
                        January 24, 2003.
     *10.27         --  Consulting Agreement between Input/Output, Inc. and Kenneth W. Pope dated January 31, 2003.
     *21.1          --  Subsidiaries of the Company.
     *23.1          --  Consent of PricewaterhouseCoopers LLP.
     *23.2          --  Consent of KPMG LLP.
     *24.1          --  The Power of Attorney is set forth on the signature page hereof.
     *99.1          --  Certification of C. Robert Bunch, President and Chief Operating Officer, Pursuant to 18 U.S.C
                        sec. 1350.
     *99.2          --  Certification of Brad Eastman, Chief Administrative Officer Pursuant to 18 U.S.C sec. 1350.

---------------

 * Filed herewith.

** Management contract or compensatory plan or arrangement.