Form 10-Q
period 2003-03-31
INPUT OUTPUT INC
filed 2003-05-15
CIK 866609

================================================================================


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [ ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes: [X] No: [ ]

At May 8, 2003 there were 51,247,776 shares of common stock, par value $0.01 per share, outstanding.

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2003


                                                                          PAGE
 PART I.   Financial Information.

 Item 1.   Financial Statements.

           Consolidated Balance Sheets
              March 31, 2003 (unaudited) and December 31, 2002.........    3

           Consolidated Statements of Operations
              Three months ended March 31, 2003 (unaudited) and
              March 31, 2002 (unaudited)...............................    4

           Consolidated Statements of Cash Flows
              Three months ended March 31, 2003 (unaudited) and
              March 31, 2002 (unaudited)...............................    5


           Notes to Unaudited Consolidated Financial Statements........    6

 Item 2.   Management's Discussion and Analysis of Results of
              Operations and Financial Condition.......................   13


 Item 3.   Quantitative and Qualitative Disclosures about Market Risk..   20

 Item 4.   Controls and Procedures.....................................   21

 PART II.  Other Information.

 Item 6.   Exhibits and Reports on Form 8-K............................   21

           Certifications..............................................   23

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         MARCH 31,
                                                                           2003        DECEMBER 31,
                                                                        (UNAUDITED)       2002
                                                                       ------------    ------------
                                            ASSETS
Current assets:
   Cash and cash equivalents .......................................   $     56,317    $     77,144
   Restricted cash .................................................            252             247
   Accounts receivable, net ........................................         30,560          18,745
   Current portion notes receivable, net ...........................         12,483           6,137
   Inventories .....................................................         47,561          50,010
   Prepaid expenses and other current assets .......................          2,030           3,136
                                                                       ------------    ------------
           Total current assets ....................................        149,203         155,419
Notes receivable ...................................................          6,131          12,057
Property, plant and equipment, net .................................         38,764          39,255
Goodwill, net ......................................................         33,758          33,758
Other assets, net ..................................................          6,966           7,956
                                                                       ------------    ------------
           Total assets ............................................   $    234,822    $    248,445
                                                                       ============    ============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt ............................   $      1,787    $      2,142
   Accounts payable ................................................         13,387          18,927
   Accrued expenses ................................................         17,898          19,410
                                                                       ------------    ------------
           Total current liabilities ...............................         33,072          40,479
Long-term debt, net of current maturities ..........................         50,979          51,430
Other long-term liabilities ........................................          4,934           5,199
Stockholders' equity:
   Common stock, $0.01 par value; authorized 100,000,000 shares;
     outstanding 51,250,906 shares at March 31, 2003 and
     51,078,939 shares at December 31, 2002, net of treasury
     stock .........................................................            521             519
   Additional paid-in capital ......................................        296,267         296,002
   Accumulated deficit .............................................       (141,813)       (136,534)
   Accumulated other comprehensive loss ............................         (2,536)         (2,380)
   Treasury stock, at cost, 774,651 shares at March 31, 2003 and
     783,298 shares at December 31, 2002 ...........................         (5,859)         (5,929)
   Unamortized restricted stock compensation .......................           (743)           (341)
                                                                       ------------    ------------
      Total stockholders' equity ...................................        145,837         151,337
                                                                       ------------    ------------
      Total liabilities and stockholders' equity ...................   $    234,822    $    248,445
                                                                       ============    ============

     See accompanying Notes to Unaudited Consolidated Financial Statements.

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                  ----------------------------
                                                      2003            2002
                                                  ------------    ------------
Net sales .....................................   $     41,177    $     30,213
Cost of sales .................................         32,416          23,252
                                                  ------------    ------------
         Gross profit .........................          8,761           6,961
                                                  ------------    ------------

Operating expenses:
   Research and development ...................          5,518           7,021
   Marketing and sales ........................          2,811           2,530
   General and administrative .................          4,065           4,627
   Amortization of intangibles ................            304             316
   Impairment of long-lived assets ............          1,120              --
                                                  ------------    ------------
          Total operating expenses ............         13,818          14,494
                                                  ------------    ------------

Loss from operations ..........................         (5,057)         (7,533)

Interest expense ..............................         (1,345)            (35)
Interest income ...............................            591             491
Fair value adjustment of warrant obligation ...            871              --
Other income (expense) ........................            249            (136)
                                                  ------------    ------------
Loss before income taxes ......................         (4,691)         (7,213)
Income tax expense (benefit) ..................            588          (2,671)
                                                  ------------    ------------
Net loss ......................................         (5,279)         (4,542)
Preferred dividend ............................             --           1,455
                                                  ------------    ------------
Net loss applicable to common shares ..........   $     (5,279)   $     (5,997)
                                                  ============    ============

Basic loss per common share ...................   $      (0.10)   $      (0.12)
                                                  ============    ============

Weighted average number of
   common shares outstanding ..................     51,194,690      50,890,836
                                                  ============    ============

Diluted loss per common share .................   $      (0.10)   $      (0.12)
                                                  ============    ============

Weighted average number of diluted
   common shares outstanding ..................     51,194,690      50,890,836
                                                  ============    ============

     See accompanying Notes to Unaudited Consolidated Financial Statements.

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                  ----------------------------
                                                                      2003            2002
                                                                  ------------    ------------
Cash flows from operating activities:
  Adjustments to reconcile net loss to cash used in
     operating activities:
     Net loss .................................................   $     (5,279)   $     (4,542)
     Depreciation and amortization ............................          3,574           2,992
     Fair value adjustment of warrant obligation ..............           (871)             --
     Impairment of long-lived assets ..........................          1,120              --
     Amortization of restricted stock and other
      stock compensation ......................................           (312)             56
     Loss on disposal of fixed assets .........................             45              47
     Bad debt collections .....................................            (37)            (54)
  Change in operating assets and liabilities:
     Accounts and notes receivable ............................        (12,213)          9,775
     Inventories ..............................................            493              16
     Accounts payable and accrued expenses ....................         (6,276)        (11,569)
     Other assets and liabilities .............................            993             987
                                                                  ------------    ------------
           Net cash used in operating activities ..............        (18,763)         (2,292)
                                                                  ------------    ------------
Cash flows from investing activities:
     Purchase of property, plant and equipment ................         (1,395)         (1,054)
                                                                  ------------    ------------

Cash flows from financing activities:
     Payments on long-term debt ...............................           (806)           (571)
     Payments of preferred dividends ..........................             --            (136)
     Proceeds from exercise of stock options ..................             --             164
     Proceeds from issuance of common stock ...................            248             457
                                                                  ------------    ------------
           Net cash used in financing activities ..............           (558)            (86)
                                                                  ------------    ------------

     Effect of change in foreign currency exchange rates on
        cash and cash equivalents .............................           (111)           (458)
                                                                  ------------    ------------
     Net decrease in cash and cash equivalents ................        (20,827)         (3,890)
     Cash and cash equivalents at beginning of period .........         77,144         101,681
                                                                  ------------    ------------
     Cash and cash equivalents at end of period ...............   $     56,317    $     97,791
                                                                  ============    ============

     See accompanying Notes to Unaudited Consolidated Financial Statements.

                       INPUT/OUTPUT, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

    The consolidated balance sheet of Input/Output, Inc. and its subsidiaries (collectively referred to as the "Company" or "I/O") at December 31, 2002 has been derived from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 2003, the consolidated statements of operations for the three months ended March 31, 2003 and 2002, and the consolidated statements of cash flows for the three months ended March 31, 2003 and 2002 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the operating results for a full year or of future operations.

    These consolidated financial statements have been prepared using accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States have been omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Certain amounts previously reported in the consolidated financial statements have been reclassified to conform to the current period's presentation.

(2) RESTRUCTURING ACTIVITIES

    In 2002, the Company initiated a restructuring program which included reducing its full-time headcount by approximately 300 positions and closing certain of its facilities and relocating those operations to other existing Company facilities or outsourcing those operations to contract manufacturers. As of March 31, 2003, the Company had eliminated approximately 250 of the estimated 300 full-time positions. As the Company completes its move out of its Alvin, Texas and Norwich, U.K. facilities, an additional reduction of approximately 50 full-time employees is anticipated. As of March 31, 2003, the Company had relocated a majority of its geophone stringing operations to a Company-leased facility in the United Arab Emirates and anticipates to have completed the move by the end of May. The Company anticipates to vacate its Alvin, Texas facility by the end of this second quarter. Also in 2002, the Company combined its two Colorado-based operations into one location, abandoning its non-cancelable lease of its Louisville, Colorado operation. During the first quarter of 2003, the Company reduced its accrual for the non-cancelable lease obligation by $0.1 million due to more favorable terms than anticipated for the sublease of the facility. For the three months ended March 31, 2003, the Company paid $0.3 million, net of sublease income, related to all abandoned non-cancelable lease obligations. The accrual for these obligations was $1.1 million at March 31, 2003 and $1.5 million at December 31, 2002.

    As of December 31, 2002, the Company had accrued approximately $1.2 million for its planned reduction in headcount. During the first quarter of 2003, the Company incurred $0.5 million of additional severance expenses ($0.4 million included in cost of sales and $0.1 million in general and administrative expenses) for further reductions in headcount, which were unplanned as of December 31, 2002. Total payments for severance during the period were $0.6 million, resulting in a $1.1 million severance accrual at March 31, 2003.

    In May 2003, the Company determined that it would no longer continue the internal development of the solid streamer project within the Marine segment. As such, certain assets were considered impaired and other assets related to the project were written off as of March 31, 2003. See further discussion of this impairment at Note 3 of Notes to Unaudited Consolidated Financial Statements.

(3) IMPAIRMENT OF MARINE ASSETS

    During the first quarter of 2003, the Company initiated an evaluation of its solid streamer project and in May concluded it would no longer internally pursue this product for commercial development. In conjunction with this evaluation, certain fixed assets and patented technology within the Marine segment were deemed impaired in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". As a result of the impairment test, fixed assets of approximately $0.5 million and intangible assets totaling approximately $0.6 million were considered impaired and written off as a charge against earnings in the first quarter of 2003. In addition, inventory associated with this project of approximately $0.2 million was written off and included within research and development expenses at March 31, 2003.

(4) STOCK-BASED COMPENSATION

    If the Company had elected to recognize compensation expense using a fair value approach, net loss, basic loss per share and diluted loss per share for the periods presented would have been reduced as follows (in thousands, except per share amounts):

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                ------------------------------
                                                  2003                  2002
                                                --------              --------
Net loss applicable to common shares.......      $(5,279)             $(5,997)
Deduct: Stock-based employee compensation
   expense determined under fair value
   methods for all awards..................      $  (641)             $  (779)
Pro forma net loss.........................      $(5,920)             $(6,776)
Basic and diluted loss per common
   share - as reported ....................      $ (0.10)             $ (0.12)
Pro forma basis and diluted
   loss per common share...................      $ (0.12)             $ (0.13)

    Effective March 31, 2003 the Company granted its President and Chief Executive Officer stock options to purchase 1,325,000 shares of common stock of the Company at an exercise price of $6.00 per share under the Company's proposed 2003 Stock Option Plan (the "Plan"). The options will vest in equal monthly installments over a three-year period beginning on the anniversary of the date of grant and have a term of ten years. The granting of the options is subject to the approval of the Plan by the Company's stockholders at the Company's 2003 annual meeting of Shareholders.

(5) SEGMENT INFORMATION

    The Company evaluates and reviews results based on two segments, Land and Marine, to allow for increased visibility and accountability of costs and more focused customer service and product development. The Company measures segment operating results based on earnings (loss) from operations. A summary of segment information for the three months ended March 31, 2003 and 2002 is as follows (in thousands):

                                           THREE MONTHS ENDED
                                                MARCH 31,
                                      ----------------------------
                                          2003            2002
                                      ------------    ------------
Net sales:
    Land ..........................   $     32,596    $     17,611
    Marine ........................          8,581          12,602
                                      ------------    ------------
    Total .........................   $     41,177    $     30,213
                                      ============    ============

Depreciation and amortization:
    Land ..........................   $      1,362    $      1,498
    Marine ........................            912             434
    Corporate .....................          1,300           1,060
                                      ------------    ------------
    Total .........................   $      3,574    $      2,992
                                      ============    ============

Loss from operations:
     Land .........................   $      1,395    $     (6,626)
     Marine .......................         (1,876)          2,506
     Corporate ....................         (4,576)         (3,413)
                                      ------------    ------------
     Total ........................   $     (5,057)   $     (7,533)
                                      ============    ============

                                        MARCH 31,    DECEMBER 31,
                                          2003           2002
                                      ------------   ------------
Total assets:
     Land .........................   $    108,588   $    102,064
     Marine .......................         64,155         62,020
     Corporate ....................         62,079         84,361
                                      ------------   ------------
     Total ........................   $    234,822   $    248,445
                                      ============   ============

                                         MARCH 31,    DECEMBER 31,
                                           2003           2002
                                       ------------   ------------
Total assets by geographic area:
      North America ................   $    196,412   $    205,640
      Europe .......................         37,392         41,679
      United Arab Emirates .........          1,018          1,126
                                       ------------   ------------
      Total ........................   $    234,822   $    248,445
                                       ============   ============

    Intersegment sales are insignificant for all periods presented. Corporate assets include all assets specifically related to corporate personnel and operations and all facilities and manufacturing machinery and equipment that are jointly utilized by segments. Depreciation and amortization expense is allocated to segments based upon use of the underlying assets.

    A summary of net sales by geographic area is as follows (in thousands):

                                            THREE MONTHS ENDED
                                                 MARCH 31,
                                        ------------   ------------
                                             2003           2002
                                        ------------   ------------
Asia ................................   $     13,662          1,444
North America .......................         10,274         11,064
Europe ..............................          5,760          7,958
Latin America .......................          4,488          2,367
Commonwealth of Independent States ..          3,580          6,081
Africa ..............................          3,034            939
Middle East .........................            373            360
Other ...............................              6             --
                                        ------------   ------------
                                        $     41,177   $     30,213
                                        ============   ============

    Net sales are attributed to individual countries on the basis of the ultimate destination of the equipment, if known; if the ultimate destination is not known, it is based on the geographical location of initial shipment.

(6) INVENTORIES

    A summary of inventories, net of reserves, is as follows (in thousands):

                                        MARCH 31,    DECEMBER 31,
                                          2003           2002
                                      ------------   ------------
Raw materials .....................   $     26,369   $     31,447
Work-in-process ...................          5,927          5,781
Finished goods ....................         15,265         12,782
                                      ------------   ------------
                                      $     47,561   $     50,010
                                      ============   ============

    During the first quarter of 2003, inventory of approximately $0.2 million was written off and included within research and development expenses. This write-off relates to the cancellation of the solid streamer project within the Marine segment. See further discussion at Note 3 of Notes to Unaudited Consolidated Financial Statements. In addition, an unrelated inventory obsolescence charge of $0.3 million was reflected in cost of sales related to the closure of the Company's Alvin, Texas manufacturing facility.

    The Company has developed a program to reduce its inventory to a level which does not exceed the Company's near-term requirements. Based upon this program, the Company believes upon disposition of this inventory no significant losses will be incurred in excess of its current reserve estimates.

    As part of the Company's strategic direction, the Company is increasing the use of contract manufacturers as an alternative to their own manufactured products. Under many of the Company's outsourcing arrangements, its manufacturing partners first utilize the Company's on-hand inventory, then directly purchase inventory at agreed-upon levels to meet the Company's forecasted demand. If demand proves to be less than the Company originally forecasted, its manufacturing partners have the right to require the Company to purchase any excess or obsolete inventory that its partners purchased on their behalf. Should the Company be required to purchase inventory pursuant to these provisions, the Company may be required to expend large sums of cash for inventory that it may never utilize. Such purchases could materially and adversely effect the Company's financial position and results of operations. The

Company's outsourcing activity increases the risk that they might be required to purchase excess or obsolete inventory. Historically, the Company has not been required to purchase any excess or obsolete inventory under their outsourcing arrangements.

(7) ACCOUNTS AND NOTES RECEIVABLE

    A summary of accounts receivable is as follows (in thousands):

                                                MARCH 31,     DECEMBER 31,
                                                  2003            2002
                                              ------------    ------------

Accounts receivable, principally trade ....   $     32,100    $     20,420
Allowance for doubtful accounts ...........         (1,540)         (1,675)
                                              ------------    ------------
Accounts receivable, net ..................   $     30,560    $     18,745
                                              ============    ============

    The original recorded investment in notes receivable, excluding accrued interest, for which a reserve has been recorded was $24.1 million at March 31, 2003. A summary of notes receivable, accrued interest and allowance for loan loss is as follows (in thousands):

                                                   MARCH 31,     DECEMBER 31,
                                                     2003            2002
                                                 ------------    ------------
Notes receivable and accrued interest ........   $     28,403    $     28,422
Less allowance for loan loss .................         (9,789)        (10,228)
                                                 ------------    ------------
Notes receivable, net ........................         18,614          18,194
Less current portion notes receivable, net ...         12,483           6,137
                                                 ------------    ------------
Long-term notes receivable ...................   $      6,131    $     12,057
                                                 ============    ============

(8) NON-CASH ACTIVITY

    During the first quarter of 2003, the Company transferred $1.9 million of inventory at cost to rental equipment in connection with leasing arrangements with marine customers.

(9) LOSS PER COMMON SHARE

    Basic loss per common share is computed by dividing net loss applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted loss per common share is determined on the assumption that outstanding dilutive stock options have been exercised and the aggregate proceeds were used to reacquire common stock using the average price of such common stock for the period. Basic and diluted loss per share are the same for the quarters ended March 31, 2003 and 2002, as all potential common shares were anti-dilutive. In August 2002, the Company repurchased all of the 40,000 outstanding shares of its Series B Convertible Preferred Stock and all of the 15,000 outstanding shares of its Series C Convertible Preferred Stock (the "Preferred Stock"). As part of the repurchase the Company granted warrants to purchase 2,673,517 shares of the Company's common stock at $8.00 per share through August 5, 2005. The Preferred Stock and warrants are considered anti-dilutive for all periods outstanding and are not included in the calculation of diluted loss per common share.

(10) LONG TERM DEBT AND LEASE OBLIGATIONS

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

    In July 2002, in connection with the acquisition of AXIS Geophysics, Inc. ("AXIS"), the Company entered into a $2.5 million three-year unsecured promissory note payable to the former shareholders of AXIS, bearing interest at 4.34% per year. Principal is payable in quarterly payments of $0.2 million plus interest, with final payment due in July 2005. The unpaid balance at March 31, 2003 was $2.1 million.

    In January 2001, in connection with the acquisition of Pelton Company, Inc. ("Pelton"), the Company entered into a $3.0 million two-year unsecured promissory note payable to a former shareholder of Pelton, bearing interest at 8.5% per year. The note was paid in full in February 2003.

    In August 2001, the Company sold its corporate headquarters and manufacturing facility located in Stafford, Texas for $21.0 million. Simultaneous to the sale, the Company entered into a non-cancelable lease with the purchaser of the property. The lease has a twelve-year term with three consecutive options to extend the lease for five years each. The Company has no purchase option pursuant to the lease. As a result of the lease terms, the commitment was recorded as a twelve-year $21.0 million lease obligation with an implicit interest rate of 9.1%. The unpaid balance at March 31, 2003 was $19.5 million. The Company paid $1.7 million in commissions and professional fees, which have been recorded as deferred financing costs and are being amortized over the twelve-year term of the obligation. If the Company fails to meet the tangible net worth requirements of this lease for any four consecutive quarters during the first five years of the lease, the Company is required to provide a letter of credit to the landlord of the property in the amount of $1.5 million. The Company has not met this requirement for the past three consecutive quarters and does not expect to meet this requirement at the end of the second quarter of 2003. In addition to the above lease agreement, the Company has other capital leases totaling $0.2 million at March 31, 2003.

    A summary of future principal obligations under the notes payable and lease obligations is as follows (in thousands):

             YEARS ENDED DECEMBER 31,
             ------------------------
             2003.........................................  $    1,336
             2004.........................................      32,864
             2005.........................................       1,883
             2006.........................................       1,489
             2007.........................................       1,610
             2008 and thereafter..........................      13,584
                                                            ----------
             Total........................................  $   52,766
                                                            ==========

(11) DEFERRED INCOME TAX

    In the second quarter of 2002, the Company established an additional valuation allowance to fully reserve for its net deferred tax assets and has continued to maintain a full valuation allowance. The Company's net deferred assets are primarily net operating loss carryforwards. The establishment of this valuation allowance does not affect the Company's ability to reduce future tax expense through utilization of prior years net operating losses. Income tax expense of $0.6 million for the three months ended March 31, 2003 reflects only state and foreign taxes.

    The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes," which places primary importance on the Company's cumulative operating results in the most recent three-year period when assessing the need for a valuation allowance. Although management believes the Company's results for those periods were heavily affected not only by industry conditions, but also by deliberate and planned business restructuring activities in response to the prolonged downturn in the seismic equipment market, as well as heavy expenditures on research and development technology, the Company's cumulative loss in the most recent three-year period, including the net loss reported in 2002 and the first quarter of 2003, represented sufficient negative evidence to establish an additional valuation allowance under the provisions of SFAS No. 109. The Company will maintain a full valuation allowance for its net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support reversal of the allowance.

(12) COMPREHENSIVE LOSS

    The components of comprehensive loss are as follows (in thousands):

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                ----------------------------
                                                    2003            2002
                                                ------------    ------------
Net loss ....................................   $     (5,279)   $     (4,542)
Foreign currency translation adjustment .....           (156)           (754)
                                                ------------    ------------
Comprehensive loss ..........................   $     (5,435)   $     (5,296)
                                                ============    ============

(13) ACQUISITIONS

     In July 2002, the Company acquired all of the outstanding capital stock of AXIS Geophysics, Inc. ("AXIS") for $2.5 million of cash and issued a $2.5 million three-year unsecured promissory note. The Company is obligated to pay additional consideration to the former shareholders of AXIS at an amount equal to 33.33% of AXIS' EBITDA (as adjusted by the terms of the Earn-Out Agreement), for the years ended December 31, 2003, 2004 and 2005, exceeding a minimum threshold of $1.0 million. AXIS is a seismic data service company based in Denver, Colorado, which provides specialized seismic data processing and integration services to major and independent exploration and production companies. The AXIS Interpretation-Ready Process(TM) ("IRP") integrates seismic and subsurface geological data to provide customers more accurate and higher quality data that can result in improved reservoir characterizations.

     In May 2002, the Company acquired certain assets of S/N Technologies ("S/N") for $0.7 million of cash. The assets acquired from S/N included proprietary technology applicable to solid streamer products used to acquire 2D, 3D and high-resolution marine seismic data. However, in May 2003 the Company determined that it would no longer continue the internal development of the solid streamer project. As such, the acquired assets of S/N were impaired and other assets associated with this project were written off as of March 31, 2003. See further discussion of this impairment at Note 3 of Notes to Unaudited Consolidated Financial Statements.

     The acquisitions were accounted for by the purchase method, with the purchase price allocated to the fair value of assets purchased and liabilities assumed. The allocation of the purchase price, including related direct costs, for the acquisition of AXIS and S/N are as follows (in thousands):

                                                            AXIS            S/N
                                                        ------------    ------------
Fair values of assets and liabilities
  Net current assets ................................   $        395    $         --
  Property, plant and equipment .....................            354              85
  Intangible assets .................................          1,142             603
  Goodwill ..........................................          3,296              --
  Long-term liabilities .............................           (224)             --
                                                        ------------    ------------
          Total allocated purchase price ............          4,963             688
Less non-cash consideration -- note payable .........          2,500              --
Less cash of acquired business ......................            501              --
                                                        ------------    ------------
Cash paid for acquisition, net of cash acquired .....   $      1,962    $        688
                                                        ============    ============

    The consolidated results of operations of the Company include the results of AXIS and S/N from the date of acquisition. Pro-forma results prior to the acquisition date were not material to the Company's consolidated results of operations.

    The intangible asset of AXIS relates to proprietary technology, which is being amortized over a 4-year period. The goodwill of AXIS was assigned to the digital land products reporting unit, a reporting unit within the Company's Land division.

(14) COMMITMENTS AND CONTINGENCIES

    Legal Matters. In the ordinary course of business, the Company has been named in various lawsuits or threatened actions. While the final resolution of these matters may have an impact on its consolidated financial results for a particular reporting period, the Company believes that the ultimate resolution of these matters will not have a material adverse impact on its financial position, results of operations or liquidity.

    Product Warranty Liabilities. The Company warrants that all manufactured equipment will be free from defects in workmanship, materials and parts. Warranty periods typically range from 90 days to three years from the date of original purchase, depending on the product. The Company provides for estimated warranty as a charge to cost of sales at time of sale, which is when estimated future expenditures associated with such contingency becomes probable and reasonably estimated. However, new information may become available, or circumstances (such as applicable laws and regulations) may change, thereby resulting in an increase or decrease in the amount required to be accrued for such matters (and therefore a decrease or increase in reported net income in the period of such change). A summary of warranty activity is as follows (in thousands):

Balance at December 31, 2002 .................................   $      2,914
Accruals for warranties issued during the period .............            248
Settlements made (in cash or in kind) during the period ......           (216)
                                                                 ------------
Balance at March 31, 2003 ....................................   $      2,946
                                                                 ============


(15) REPURCHASE OF SERIES B AND SERIES C PREFERRED STOCK

    In August 2002, the Company repurchased all the outstanding shares of Preferred Stock from the holder, SCF-IV, L.P. ("SCF"), a Houston-based private equity fund specializing in oil service investments. In exchange for the Preferred Stock, the Company paid SCF $30.0 million in cash at closing, issued SCF a $31.0 million unsecured promissory note due May 7, 2004 (the "Note") and granted SCF warrants to purchase 2,673,517 shares of the Company's common stock at $8.00 per share through August 5, 2005. The Note bears interest at 8% per year until May 7, 2003, at which time the interest rate will increase to 13%. The Company records interest on this note at an effective rate of approximately 11% per year.

    Under the terms of a registration rights agreement, SCF has the right to demand that the Company file a registration statement for the resale of the shares of Common Stock SCF acquires upon exercise of the warrants. Sales or the availability for sale of a substantial number of shares of Common Stock in the public market could adversely affect the market price for Common Stock. If the Company is acquired in a business combination pursuant to which the stockholders receive less than 60% of the aggregate consideration in the form of publicly traded common equity, then the holder of the warrants has the option to require the Company to acquire the warrants at their fair value as determined by the Black-Scholes valuation model as further refined by the terms of the warrant agreement. Because the Company may be required to repurchase the warrants in these limited circumstances, the warrants are classified as a current liability on the balance sheet and the Company records any change in value as a credit or charge to the consolidated statement of operations. The change in the fair value of the warrants between January 1, 2003 and March 31, 2003 resulted in other income of approximately $0.9 million. The fair value of the warrants was $1.3 million at March 31, 2003. Fair value was determined using the Black-Scholes valuation model. The key variables used in valuing the warrants were contractually specified and were as follows: risk-free rate of return of Treasury notes having an approximate duration of the remaining term of the warrants and expected stock price volatility of 60%.

(16) RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of this Statement are effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 on January 1, 2003 and its adoption did not have a significant impact on our reported results of operations and financial condition.

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. For all exit and disposal activities initiated on or before December 31, 2002, the Company continued to follow EITF No. 94-3.

    In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - and Amendment of FASB No. 123." SFAS No. 148 amends FASB No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change in fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected to continue to follow the intrinsic value method of accounting prescribed by Accounting Principal Board Opinion No. 25. See Note 4 of Notes to Unaudited Consolidated Financial Statements for the pro forma results if the Company had adopted SFAS No. 123.

    In November 2002, the FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others: an Interpretation of FASB Statements No. 5, 67, and 107 and Rescission of FASB Interpretation No. 34". FIN No. 45 clarifies the requirements of FASB No. 5, "Accounting for Contingencies", relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not expect the requirements of FIN No. 45 to have a material impact on our results of operations or financial position.

    In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this statement is not expected to have a significant impact on the Company's results of operations and financial position.

(17) SUBSEQUENT EVENTS

    On April 3, 2003, the Company invested approximately $3.0 million in Series B Preferred Securities of Energy Virtual Partners, Inc. ("EVP"). Upon consummation of this investment, the Company owns approximately 22% of the outstanding ownership interests of EVP and 11% of the outstanding voting interests of EVP. EVP provides asset management services to large oil and gas companies to enhance the value of their oil and gas properties. Robert P. Peebler, the Company's President and Chief Executive Officer, founded EVP in April 2001, and served as EVP's President and Chief Executive Officer until joining I/O in March 2003. Mr. Peebler has become the Chairman of EVP. This investment will be accounted for under the cost method basis for investment accounting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

ANNOUNCEMENT OF PRESIDENT AND CHIEF EXECUTIVE OFFICER AND CHIEF OPERATING
OFFICER

    Effective March 31, 2003, we named Robert P. Peebler as our President and Chief Executive Officer. Mr. Peebler has been one of our directors since 1999. Mr. Peebler has had a 30-year career in the oil and gas industry. He began as a field engineer and spent sixteen years with Schlumberger. While at Schlumberger, he held technical, marketing and management positions, including five years as Vice President of North America Wireline Operations, and two years as Global Vice President of Strategic Marketing for Oil Field Services. Mr. Peebler joined Landmark Graphics as Vice President of Marketing in 1989, and was appointed Chief Executive Officer in 1992. He continued as Chief Executive Officer for two years after Halliburton acquired Landmark in 1996, and later became Halliburton's Vice President of e-Business and New Ventures. Mr. Peebler left Halliburton to start EVP in the spring of 2001.

    On May 1, 2003, we named Jorge Machnizh as our Executive Vice President and Chief Operating Officer, effective May 12, 2003. Mr. Machnizh brings significant seismic industry experience to I/O, including senior executive positions with large seismic acquisition contractors. Most recently, Mr. Machnizh served as Vice President - Operations for North and South America for Landmark Graphics.

SUMMARY REVIEW AND OUTLOOK

   Seismic activity continues to reflect a challenging exploration environment, as most of our seismic contractor customers are still cutting back their operations and consolidating their businesses. Despite this trend, oil companies have stated that they lack an inventory of new drilling prospects. As a result, we are beginning to see several oil companies increasing their planned 2003 drilling budgets, some of which should result in increases in geophysical spending, but not likely until the second half of 2003 at the earliest. We are however seeing some expansion from Chinese and Eastern European seismic contractors. In particular, Chinese seismic contractors are increasingly active not only within their own country, but also in other international areas. BGP, an international seismic contractor headquartered in China, purchased our first VectorSeis(R) System Four(TM) acquisition system which we delivered in the first quarter of 2003.

    Our strategy in response to the current prevailing industry conditions remains three-fold. We seek to lower costs, increase flexibility, and decrease research and development cycle time via outsourcing. Second, we plan to continue to focus on accelerating the adoption rate of VectorSeis technology in markets, including exploring new potential business models to capture additional value. Finally, we intend to broaden the VectorSeis product and service offering to include all phases of the oil field lifecycle, including production via permanent down-hole sensors.

    Through our outsourcing strategy, we seek to reduce both the unit cost of our products and our fixed cost structure, as well as to speed our research and development cycle for non-core technologies. Substantial cost savings are expected once we have completely exited our Alvin, Texas manufacturing facility, which is currently scheduled for the end of the second quarter of this year. Additionally, we have closed our Norwich, U.K. geophone stringing operation, with operations moved to our leased facility in Jebel Ali and outsourced to various partners. We continue to work with all of our outsourced manufacturing suppliers to reduce the unit costs of our products, and have made substantial progress on that front with the providers of our land acquisition system products.

   Additionally, during the first quarter of 2003 we initiated an evaluation of the solid streamer project. Upon completion of our review in May, we determined that we would no longer internally pursue this product for commercial development. The presence of established product competition and an increased timeline related to the anticipated release of our version of the solid streamer were contributing factors in our decision to discontinue this project. Total charges related to discontinuing this project are approximately $1.3 million ($1.1 million included in impairment of long-lived assets and $0.2 million in research and development expenses) for the first quarter of 2003.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

    Net Sales: Net sales of $41.2 million for the three months ended March 31, 2003 increased $11.0 million, or 36%, compared to the corresponding period last year. The increase is due to an increase in land seismic activity with our non-Western contractors, especially in China. Our Land Division's net sales increased $15.0 million, or 85%, to $32.6 million and our Marine Division's net sales decreased $4.0 million to $8.6 million, or 32%, compared to the prior year.

    Cost of Sales: Cost of sales of $32.4 million for the three months ended March 31, 2003 increased $9.2 million, or 39%, compared to the corresponding period last year. Cost of sales of our Land Division was $26.0 million and cost of sales of our Marine Division was $6.4 million. Cost of sales in the current quarter increased as a result of the increase in revenues.

    Gross Profit and Gross Profit Percentage: Gross profit of $8.8 million for the three months ended March 31, 2003 increased $1.8 million, or 26%, compared to the corresponding period last year. Gross profit percentage for the three months ended March 31, 2003 was 21% compared to 23% in the prior year. The decline in our gross margin percentage is primarily due to four reasons: first, during this transition period as we transform our business by outsourcing most of our non-core manufacturing, we continue to experience the unabsorbed burden of our fixed and semi-fixed overhead, primarily associated with our Alvin, Texas facility; second, we had a decline in our Marine sales, which historically contributed a higher gross margin percentage of our overall product mix; third, in the first quarter of 2003, we delivered our first VectorSeis System Four acquisition system which resulted in a discounted margin primarily from the introductory price necessary to penetrate the market with our first system; and fourth, severance expenses for workforce reductions of $0.4 million.

    Research and Development: Research and development expense of $5.5 million for the three months ended March 31, 2003 decreased $1.5 million, or 21%, compared to the corresponding period last year. This decrease primarily reflects reduced staffing levels and lower prototype expenses resulting from the completion of the final stages of VectorSeis commercialization in the fourth quarter of 2002. This decrease was partially offset by $0.2 million in expenses related to the cancellation of our solid streamer project within the Marine segment. See further discussion at Note 3 of Notes to Unaudited Consolidated Financial Statements. After completion of our lightweight, cable-based VectorSeis ground system in the second quarter of 2003, we expect a further significant reduction in our research and development expense.

    Marketing and Sales: Marketing and sales expense of $2.8 million for the three months ended March 31, 2003 increased $0.3 million, or 11%, compared to the corresponding period last year. The increase is primarily related to higher sales and commissions on those sales.

    General and Administrative: General and administrative expense of $4.1 million for the three months ended March 31, 2003 decreased $0.6 million, or 12%, compared to the corresponding period last year. The decrease in general and administrative expense is primarily attributable to lower compensation expense due to reductions in personnel, partially offset by the inclusion of AXIS, which was acquired in July 2002, and severance expenses for workforce reductions of $0.1 million.

    Amortization of Intangibles: Amortization of intangibles of $0.3 million for the three months ended March 31, 2003 remained constant compared to the corresponding period last year.

    Impairment of Long-Lived Assets: Impairment of long-lived assets of $1.1 million was recorded in the first quarter of 2003 related to the cancellation of our solid streamer project within the Marine segment. As such, certain assets were impaired and other related assets and costs were written off. See further discussion of this impairment at Note 3 of Notes to Unaudited Consolidated Financial Statements.

    Net Interest and Other Expense: Total net interest and other expense of $0.5 million for the three months ended March 31, 2003 increased $0.8 million compared to the corresponding period last year. The increase is primarily due to increased interest expense from the issuance of the SCF promissory note, partially offset by fluctuations in exchange rates and increased interest income resulting from an increase in notes receivable.

    Fair Value Adjustment of Warrant Obligation: The fair value adjustment of the warrant obligation totaling $0.9 million is due to a change in the fair value between January 1, 2003 and March 31, 2003 of the common stock warrants, as previously discussed in Note 15 of Notes to Unaudited Consolidated Financial Statements. No comparable adjustment was recorded in the first quarter of 2002 as the warrants were granted in August 2002.

    Income Tax Expense (Benefit): Income tax expense of $0.6 million for the three months ended March 31, 2003 increased $3.3 million compared to the corresponding period last year. Income tax expense in the first quarter of 2003 reflects only state and foreign taxes as the Company continues to maintain a full valuation allowance for its net deferred tax assets. In the first quarter of 2002 we recognized an income tax benefit of $2.7 million from our net operating losses. As discussed further in Note 11 of Notes to Unaudited Consolidated Financial Statements, in the second quarter of 2002 we began to fully reserve for our net deferred tax assets.

    Preferred Stock Dividends: Preferred stock dividends for the three months ended March 31, 2002 are related to previously outstanding Series B and Series C Preferred Stock (the "Preferred Stock"). We recognized the dividends as a charge to retained earnings at a stated rate of 8% per year, compounded quarterly (of which 7% was accounted for as a non-cash event recorded to additional paid-in capital so as to reflect potential dilution upon preferred stock conversion and 1% was paid as a quarterly cash dividend). As discussed in Note 15 of Notes to Unaudited Consolidated Financial Statements, we repurchased the Preferred Stock on August 6, 2002. As a result, there were no preferred stock dividends for the three months ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

    We have typically financed operations from internally generated cash and funds from equity financings. Cash and cash equivalents were $56.3 million at March 31, 2003, a decrease of $20.8 million, or 27%, compared to December 31, 2002. This decrease is primarily due to net cash used in operating activities of $18.8 million. The net cash used in operating activities is mainly due to an increase in accounts and notes receivables, resulting from sales that were realized but not yet collected by the end of the first quarter of 2003, and a decrease in our accounts payable and accrued expenses.

    Cash used in investing activities was $1.4 million for the three months ended March 31, 2003, an increase of $0.3 million compared to the year ended March 31, 2002. The principal investing activities were $1.4 million relating to capital expenditure projects, of which $0.4 million related to rental equipment which has been leased to a marine customer. Planned capital expenditures for the remainder of 2003 are approximately $4.6 million.

    Cash used in financing activities was $0.6 million for the three months ended March 31, 2003, an increase of $0.5 million compared to the three months ended March 31, 2002. The principal use of cash was $0.8 million on the repayment of long-term debt, partially offset by proceeds of $0.2 million from the issuance of common stock under our Employee Stock Purchase Plan.

    We believe the combination of existing working capital of $116.1 million as of March 31, 2003, including current cash on hand of $56.3 million, will be adequate to meet anticipated capital and liquidity requirements for the foreseeable future even if the prolonged downturn in the seismic equipment market continues. The most significant use of cash over the next two-year period will be the requirement to repay the $31.0 million unsecured promissory note due in May 2004. In May 2003, the interest rate related to this note increases from 8% to 13%. We are currently evaluating our alternatives regarding this note which may include its refinancing or paying down the note through use of our existing cash balances or a combination of both. Other significant uses of cash in the near term relate to our $3.0 million investment in EVP, which was paid in April 2003. See further discussion in Note 17 of Notes to Unaudited Consolidated Financial Statements.

    As discussed in Note 10 of Notes to Unaudited Consolidated Financial Statements, we have not met the tangible net worth test of our twelve-year lease obligation for the past three consecutive quarters and we currently do not expect to meet this test at the end of the second quarter of 2003. Therefore, we will be required to provide a letter of credit in the amount of $1.5 million to the landlord of the property.

    Based on our current cash levels and estimated uses of cash over the near term, we believe we will be able to sufficiently fund our planned operations. However, there can be no assurance that our sources of cash will be able to support our capital requirements in the long-term, and we may be required to issue additional debt or equity securities in the future to meet our capital requirements. There can be no assurance we would be able to issue additional equity or debt securities in the future on terms that are acceptable to us or at all.

CRITICAL ACCOUNTING POLICIES

    Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 for a complete discussion of the Company's critical accounting policies. There have been no material changes in the current period regarding these critical accounting policies.

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

CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD-LOOKING STATEMENTS

    We have made statements in this report which constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Examples of forward-looking statements in this report include statements regarding:

    o our expected revenues, operating profit and net income for 2003 or the nine months ended December 31, 2003;

    o our plans for facility closures and other future business reorganizations;

    o   the adequacy of our liquidity and capital resources;

    o   charges we expect to take for future reorganization activities;

    o   savings we expect to achieve from our restructuring activities;

    o   future demand for seismic equipment and services;

    o   future commodity prices;

    o   future economic conditions;

    o anticipated timing of commercialization and capabilities of products under development;

    o our expectations regarding future mix of business and future asset recoveries;

    o   our expectations regarding realization of deferred tax assets;

    o   our beliefs regarding accounting estimates we make;

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

    Our business reorganization and facilities closure plans may not yield the benefits we expect and could even harm our financial condition, reputation and prospects. We have significantly reduced our corporate and operational headcount, closed certain manufacturing facilities and combined certain of our business units. These activities may not yield the benefits we expect, and may raise product costs, delay product production, result in or exacerbate labor disruptions and labor-related legal actions against us, and create inefficiencies in our business.

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

    We have developed outsourcing arrangements for the manufacturing of some of our products. If these third parties fail to deliver quality products or components at reasonable prices on a timely basis, we may alienate some of our customers and our revenues, profitability and cash flow may decline. As part of our strategic direction, we are increasing our use of contract manufacturers as an alternative to our own manufacture of products. If, in implementing this initiative, we are unable to identify contract manufacturers willing to contract with us on competitive terms and to devote adequate resources to fulfill their obligations to us or if we do not properly manage these relationships, our existing customer relationships may suffer. In addition, by undertaking these activities, we run the risk that the reputations and competitiveness of our products and services may deteriorate as a result of the reduction of our control over quality and delivery schedules. We also may experience supply interruptions, cost escalations and competitive disadvantages if our contract manufacturers fail to develop, implement, or maintain manufacturing methods appropriate for our products and customers.

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

    Our recent hire of a new Chief Executive Officer and Chief Operating Officer may result in a change in strategy which may materially and adversely affect our business and results of operations, particularly in the near-term. We recently hired a new Chief Executive Officer in March 2003 and a new Chief Operating Officer in May 2003 and may recruit other senior managers. It will take some time for our new executives to learn about our various businesses and to develop strong working relationships with our operating managers. To the extent we decide to change our strategy as a result of these hires, our business and results of operations may be materially and adversely affected, particularly in the near-term.

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

    We derive a substantial amount of our revenues from foreign sales, which pose additional risks. Sales to customers outside of North America accounted for approximately 75% of our consolidated net sales for the three months ended March 31, 2003. As Western contractors have announced plans to curtail operations, we believe that export sales will grow as a percentage of our revenue. United States export restrictions affect the types and specifications of products we can export. Additionally, to complete certain sales, United States laws may require us to obtain export licenses and there can be no assurance that we will not experience difficulty in obtaining such licenses. Operations and sales in countries other than the United States are subject to various risks peculiar to each country. With respect to any particular country, these risks may include:

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

    As part of the repurchase of the Company's outstanding Preferred Stock, the Company granted warrants to purchase 2,673,517 shares of the Company's common stock at $8.00 per share through August 5, 2005. A $1 increase in the Company's common stock price at March 31, 2003, would have increased the fair value of warrants resulting in an increase to the Company's net loss of approximately $1.0 million or $(.02) per common share. A $1 decrease in the Company's common stock price at March 31, 2003, would have decreased the fair value of warrants resulting in a decrease to the Company's net loss of approximately $0.8 million or $.01 per common share. The fair value of the warrants was determined using the Black-Scholes valuation model. The key variables used in valuing the warrants were as follows: risk-free rate of return of Treasury notes having an approximate duration of the remaining term of the warrants and expected stock price volatility of 60%.

ITEM 4. CONTROLS AND PROCEDURES

    Our Chief Executive Officer and Chief Administrative Officer (the "Certifying Officers") have evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Exchange
Act) as of May 9, 2003 and concluded that those disclosures controls and procedures are effective.

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

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.

EXHIBIT
NUMBER                                         DESCRIPTION
-------                                        -----------

 99.1           Certification of Robert P. Peebler, President and Chief Executive Officer,
                Pursuant to 18 U.S.C. Section 1350.

 99.2           Certification of Brad Eastman, Vice President, Chief Administrative Officer
                and Secretary, Pursuant to 18 U.S.C. Section 1350.

     (b) Reports on Form 8-K.

         On March 31, 2003, we filed a Current Report on Form 8-K reporting under Item 5. Other Events and Regulation FD Disclosure the appointment of Robert P. Peebler as the Company's President and Chief Executive Officer.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Stafford, State of Texas, on May 15, 2003.

                                       INPUT/OUTPUT, INC.


                                       By /s/ ROBERT P. PEEBLER
                                          --------------------------------------
                                       President and Chief Executive Officer

                                 CERTIFICATIONS

I, Robert P. Peebler, certify that:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                         /s/ Robert P. Peebler
                                         -------------------------------------
                                         Robert P. Peebler
                                         President and Chief Executive Officer


Date: May 15, 2003

                                 CERTIFICATIONS

I, Brad Eastman, certify that:

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


                                    /s/ Brad Eastman
                                    ------------------------------------
                                    Brad Eastman
                                    Vice President, Chief Administrative
                                    Officer and Secretary

Date: May 15, 2003

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                         DESCRIPTION
-------                                        -----------

 99.1           Certification of Robert P. Peebler, President and Chief Executive Officer,
                Pursuant to 18 U.S.C. Section 1350.

 99.2           Certification of Brad Eastman, Vice President, Chief Administrative Officer
                and Secretary, Pursuant to 18 U.S.C. Section 1350.