Form 10-Q
period 2003-06-30
INPUT OUTPUT INC
filed 2003-08-07
CIK 866609

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 1-13402

INPUT/OUTPUT, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	22-2286646
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12300 PARC CREST DR., STAFFORD, TEXAS	77477
(Address of principal executive offices)	(Zip Code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (281) 933-3339

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒ No: ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes: ☒ No: ☐

At July 31, 2003 there were 51,220,334 shares of common stock, par value $0.01 per share, outstanding.

INPUT/OUTPUT, INC. AND SUBSIDIARIES

INPUT/OUTPUT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	JUNE 30,
	2003	DECEMBER 31,
	(UNAUDITED)	2002

ASSETS
Current assets:
Cash and cash equivalents	$39,087	$77,144
Restricted cash	399	247
Accounts receivable, net	27,325	18,745
Current portion notes receivable, net	12,407	6,137
Inventories	48,886	50,010
Prepaid expenses and other current assets	2,125	3,136

Total current assets	130,229	155,419
Notes receivable	6,093	12,057
Property, plant and equipment, net	33,036	39,255
Goodwill, net	33,758	33,758
Other assets, net	6,394	7,956

Total assets	$209,510	$248,445

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$18,151	$2,142
Accounts payable	13,267	18,927
Accrued expenses	16,540	17,210
Warrant obligation	3,041	2,200

Total current liabilities	50,999	40,479
Long-term debt, net of current maturities	19,510	51,430
Other long-term liabilities	4,897	5,199
Stockholders’ equity:
Common stock, $0.01 par value; authorized 100,000,000 shares; outstanding 51,169,311 shares at June 30, 2003 and 51,078,939 shares at December 31, 2002, net of treasury stock	520	519
Additional paid-in capital	295,796	296,002
Accumulated deficit	(155,499)	(136,534)
Accumulated other comprehensive loss	(597)	(2,380)
Treasury stock, at cost, 769,873 shares at June 30, 2003 and 783,298 shares at December 31, 2002	(5,785)	(5,929)
Unamortized restricted stock compensation	(331)	(341)

Total stockholders’ equity	134,104	151,337

Total liabilities and stockholders’ equity	$209,510	$248,445

See accompanying Notes to Unaudited Consolidated Financial Statements.

INPUT/OUTPUT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net sales	$34,562	$22,850	$75,739	$53,063
Cost of sales	31,343	20,365	63,759	43,617

Gross profit	3,219	2,485	11,980	9,446

Operating expenses:
Research and development	4,955	8,667	10,473	15,688
Marketing and sales	3,025	2,775	5,836	5,305
General and administrative	5,362	4,709	9,427	9,336
Amortization of intangibles	245	321	549	637
Impairment of long-lived assets	—	—	1,120	—

Total operating expenses	13,587	16,472	27,405	30,966

Loss from operations	(10,368)	(13,987)	(15,425)	(21,520)
Interest expense	(843)	(461)	(2,188)	(496)
Interest income	525	753	1,116	1,244
Fair value adjustment of warrant obligation	(1,712)	—	(841)	—
Impairment of investment	(2,036)	—	(2,036)	—
Other income (expense)	451	(207)	700	(343)

Loss before income taxes	(13,983)	(13,902)	(18,674)	(21,115)
Income tax (benefit) expense	(297)	63,511	291	60,840

Net loss	(13,686)	(77,413)	(18,965)	(81,955)
Preferred dividend	—	1,479	—	2,934

Net loss applicable to common shares	$(13,686)	$(78,892)	$(18,965)	$(84,889)

Basic loss per common share	$(.27)	$(1.55)	$(.37)	$(1.67)

Weighted average number of common shares outstanding	51,231,189	50,971,486	51,213,041	50,931,384

Diluted loss per common share	$(.27)	$(1.55)	$(.37)	$(1.67)

Weighted average number of diluted common shares outstanding	51,231,189	50,971,486	51,213,041	50,931,384

See accompanying Notes to Unaudited Consolidated Financial Statements.

INPUT/OUTPUT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,

	2003	2002

Cash flows from operating activities:
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Net loss	$(18,965)	$(81,955)
Depreciation and amortization	6,609	6,019
Fair value adjustment of warrant obligation	841	—
Impairment of long-lived assets	1,120	—
Write-down of rental equipment	2,500	—
Impairment of investment	2,036	—
Amortization of restricted stock and other stock compensation	(259)	113
(Gain) loss on disposal of fixed assets	(37)	264
Bad debt (collections) expense	(154)	140
Deferred income tax	—	59,992
Change in operating assets and liabilities:
Accounts and notes receivable	(7,145)	21,263
Inventories	(474)	4,771
Accounts payable and accrued expenses	(6,845)	(8,939)
Other assets and liabilities	2,839	556

Net cash (used in) provided by operating activities	(17,934)	2,224

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,337)	(1,932)
Business acquisition	—	(688)
Investment in Energy Virtual Partners, Inc.	(3,036)	—

Net cash used in investing activities	(5,373)	(2,620)

Cash flows from financing activities:
Payments on long-term debt	(16,362)	(1,102)
Payments of preferred dividends	—	(275)
Proceeds from exercise of stock options	—	551
Proceeds from issuance of common stock	248	457

Net cash used in financing activities	(16,114)	(369)

Effect of change in foreign currency exchange rates on cash and cash equivalents	1,364	2,309

Net (decrease) increase in cash and cash equivalents	(38,057)	1,544
Cash and cash equivalents at beginning of period	77,144	101,681

Cash and cash equivalents at end of period	$39,087	$103,225

See accompanying Notes to Unaudited Consolidated Financial Statements.

INPUT/OUTPUT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

     The consolidated balance sheet of Input/Output, Inc. and its subsidiaries (collectively referred to as the “Company” or “I/O”) at December 31, 2002 has been derived from the Company’s audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 2003, the consolidated statements of operations for the three and six months ended June 30, 2003 and 2002, and the consolidated statements of cash flows for the six months ended June 30, 2003 and 2002 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the operating results for a full year or of future operations.

     These consolidated financial statements have been prepared using accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States have been omitted. The accompanying consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Certain amounts previously reported in the consolidated financial statements have been reclassified to conform to the current period’s presentation.

(2)	Restructuring Activities

     In 2002, the Company initiated a restructuring program which included reducing its full-time headcount by approximately 300 positions and closing certain of its facilities and relocating those operations to other existing Company facilities or outsourcing those operations to contract manufacturers. In July 2003, the Company has completed the move out of its Alvin, Texas manufacturing facility. Therefore, beginning in the third quarter of 2003 the related land and buildings at the Alvin location will be reclassified as “Held for Sale” under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets".

     The Company’s full-time headcount was 534 at June 30, 2003, down from 799 at December 31, 2001. The Company has continued to evaluate its staffing needs and has further reduced its full-time headcount by an additional 45 individuals in July 2003. The Company expects approximately 15 more reductions during the second half of 2003. The additional headcount reductions primarily relate to manufacturing and research and development positions and will result in additional severance charges of approximately $.5 million in the third quarter of 2003. A summary of restructuring activities is as follows (in thousands):

	Severance	Abandoned Lease
	Costs	Costs

Accruals at December 31, 2002	$1.2	$1.5
Severance expense in the first quarter	0.5	—
Severance expense in the second quarter	1.0	—
Adjustment to accrual in the first quarter	—	(0.1)
Cash payments during the period	(1.0)	(0.4)

Accruals at June 30, 2003	$1.7	$1.0

     Of the total severance expense of $1.0 million for the three months ended June 30, 2003, $0.3 million was included in costs of sales and $0.7 million in general and administrative expenses. Approximately $0.6 million of the severance expense included in general and administrative expenses for the quarter was related to severance costs associated with the Company’s former President and Chief Operating Officer and the former Vice President of Business Development. These executive severance costs will be paid over a period of one year from the date of their departure. This expense was partially offset by credits of $0.2 million for the cancellation of unvested restricted stock, which was reflected in general and administrative expenses. The Company paid approximately $0.4 million of accrued severance expenses in July 2003 in connection with the reductions made in July. Of the total severance expenses of $1.5 million for the six months ended June 30, 2003, $0.7 million was included in costs of sales and $0.8 million in general and administrative expense. This expense was partially offset by credits of $0.7 million for the cancellation of unvested restricted stock, which was reflected in general and administrative expenses.

     The Company determined that it would no longer continue the internal development of the solid streamer project within the Marine segment. As such, certain assets were considered impaired and other assets related to the project were written off as of March 31, 2003. See further discussion of this impairment at Note 4 of Notes to Unaudited Consolidated Financial Statements.

(3)	Investment in Energy Virtual Partners, Inc.

     In April 2003, the Company invested $3.0 million in Series B Preferred securities of Energy Virtual Partners, Inc. (“EVP”) for 22% of the outstanding ownership interests and 11% of the outstanding voting interests. EVP provides asset management services to large oil and gas companies to enhance the value of their oil and gas properties. This investment is accounted for under the cost method basis for investment accounting. Robert P. Peebler, the Company’s President and Chief Executive Officer, founded EVP in April 2001 and served as the President and Chief Executive Officer until joining I/O in March 2003. Mr. Peebler is currently the Chairman of EVP and holds a 23% ownership interest in EVP.

     During the second quarter EVP, failed to close two anticipated asset management agreements. Since that time, EVP has re-evaluated its business model and adequacy of capital. The Board of EVP has voted to liquidate EVP if it is unable to present a clear and feasible business strategy by August 15, 2003. Therefore, in the second quarter the Company wrote its investment down to its approximate liquidation value of $1.0 million, resulting in a charge against earnings of $2.0 million. In order to avoid any potential conflict of interest concerns, Mr. Peebler has suggested and the Company has agreed that all proceeds he receives from liquidation of EVP will be paid to the Company. This amount has been included in the Company's estimate of liquidation value.

(4)	Impairment of Long-lived Assets

     During the first quarter of 2003, the Company initiated an evaluation of its solid streamer project and in May concluded it would no longer internally pursue this product for commercial development. In conjunction with this evaluation, certain fixed assets and patented technology within the Marine segment were deemed impaired in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets". As a result, fixed assets of $0.5 million and intangible assets of $0.6 million were considered impaired and written off as a charge against earnings in the first quarter of 2003. In addition, inventory associated with this project of $0.2 million was written off and included within research and development expenses at March 31, 2003.

     During the second quarter of 2003, the Company incurred a $2.5 million charge to cost of sales related to the write-down of rental equipment associated with the Company’s first generation radio-based VectorSeis® land acquisition systems. This equipment was being utilized in North America as part of the strategic marketing alliance between the Company and Veritas DGC Inc. In May 2003, the strategic marketing alliance was terminated, leading the Company to reassess the net realizable value of this equipment. Because this equipment was an older generation of the Company’s technology, the Company determined that a write-down was appropriate. Subsequent to this write-down, the equipment had a net carrying value of $2.3 million at June 30, 2003.

(5)	Stock-Based Compensation

     If the Company had elected to recognize compensation expense using a fair value approach, net loss, basic loss per share and diluted loss per share for the periods presented would have increased as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net loss applicable to common shares	$(13,686)	$(78,892)	$(18,965)	$(84,889)
Deduct: Stock-based employee compensation expense determined under fair value methods for all awards	$(854)	$(778)	$(1,495)	$(1,557)
Pro forma net loss	$(14,540)	$(79,670)	$(20,460)	$(86,446)
Basic and diluted loss per common share — as reported	$(0.27)	$(1.55)	$(0.37)	$(1.67)
Pro forma basis and diluted loss per common share	$(0.28)	$(1.56)	$(0.40)	$(1.70)

     Effective March 31, 2003, the Company granted its President and Chief Executive Officer stock options to purchase 1,325,000 shares of common stock of the Company at an exercise price of $6.00 per share under the Company’s proposed 2003 Stock Option Plan (the “Plan”). The options will vest in equal monthly installments over a three-year period beginning on the anniversary of the date of grant and have a term of ten years. The Plan was approved by the Company’s stockholders at the Company’s 2003 annual meeting of shareholders in June 2003.

(6)	Segment Information

     The Company evaluates and reviews results based on two segments, Land and Marine, to allow for increased visibility and accountability of costs and more focused customer service and product development. The Company measures segment operating results based on earnings (loss) from operations. A summary of segment information for the three and six months ended June 30, 2003 and 2002 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net sales:
Land	$23,684	$10,823	$56,280	$28,434
Marine	10,878	12,027	19,459	24,629

Total	$34,562	$22,850	$75,739	$53,063

Depreciation and amortization:
Land	$1,194	$1,723	$2,556	$3,221
Marine	695	346	1,607	780
Corporate	1,146	958	2,446	2,018

Total	$3,035	$3,027	$6,609	$6,019

Earnings (loss) from operations:
Land	$(5,663)	$(11,047)	$(4,268)	$(17,673)
Marine	75	2,329	(1,801)	4,835
Corporate	(4,780)	(5,269)	(9,356)	(8,682)

Total	$(10,368)	$(13,987)	$(15,425)	$(21,520)

	June 30,	December 31,
	2003	2002

Total assets:
Land	$98,217	$102,064
Marine	63,836	62,020
Corporate	47,457	84,361

Total	$209,510	$248,445

	June 30,	December 31,
	2003	2002

Total assets by geographic area:
North America	$169,513	$205,640
Europe	38,248	41,679
United Arab Emirates	1,749	1,126

Total	$209,510	$248,445

     Intersegment sales are insignificant for all periods presented. Corporate assets include all assets specifically related to corporate personnel and operations and all facilities and manufacturing machinery and equipment that are jointly utilized by segments. Depreciation and amortization expense is allocated to segments based upon use of the underlying assets.

A summary of net sales by geographic area is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Asia	$11,937	$2,147	$24,346	$3,591
North America	6,715	7,621	16,989	18,685
Europe	4,443	8,355	10,203	16,313
Latin America	1,970	1,679	7,711	4,046
Commonwealth of Independent States	3,280	803	6,860	6,884
Middle East	6,061	487	6,434	847
Africa	147	1,402	3,181	2,341
Other	9	356	15	356

	$34,562	$22,850	$75,739	$53,063

     Net sales are attributed to individual countries on the basis of the ultimate destination of the equipment, if known; if the ultimate destination is not known, it is based on the geographical location of initial shipment.

(7)	Inventories

     A summary of inventories, net of reserves, is as follows (in thousands):

	June 30,	December 31,
	2003	2002

Raw materials	$27,347	$31,447
Work-in-process	7,862	5,781
Finished goods	13,677	12,782

	$48,886	$50,010

     During the first quarter of 2003, inventory of approximately $0.2 million was written off and included within research and development expenses. This write-off relates to the cancellation of the solid streamer project within the Marine segment. See further discussion at Note 4 of Notes to Unaudited Consolidated Financial Statements. In addition, an unrelated inventory obsolescence charge of $0.3 million was reflected in cost of sales in the first quarter 2003 related to the closure of the Company’s Alvin, Texas manufacturing facility.

     The Company has developed a program to reduce its inventory to a level which does not exceed the Company’s near-term requirements. Based upon this program, the Company believes upon disposition of this inventory no significant losses will be incurred in excess of its current reserve estimates.

     As part of the Company’s strategic direction, the Company is increasing the use of contract manufacturers as an alternative to in-house manufacturing. Under many of the Company’s outsourcing arrangements, its manufacturing partners first utilize the Company’s on-hand inventory, then directly purchase inventory at agreed-upon levels to meet the Company’s forecasted demand. If demand proves to be less than the Company originally forecasted, its manufacturing partners have the right to require the Company to purchase any excess or obsolete inventory that its partners purchased on their behalf. Should the Company be required to purchase inventory pursuant to these provisions, the Company may be required to expend large sums of cash for inventory that it may never utilize. Such purchases could materially and adversely effect the Company’s financial position and results of operations. Historically, the Company has not been required to purchase any excess or obsolete inventory under these outsourcing arrangements.

(8)	Accounts and Notes Receivable

     A summary of accounts receivable is as follows (in thousands):

	June 30,	December 31,
	2003	2002

Accounts receivable, principally trade	$28,943	$20,420
Allowance for doubtful accounts	(1,618)	(1,675)

Accounts receivable, net	$27,325	$18,745

     The original recorded investment in notes receivable, excluding accrued interest, was $23.4 million at June 30, 2003. A summary of notes receivable, accrued interest and allowance for loan loss is as follows (in thousands):

	June 30,	December 31,
	2003	2002

Notes receivable and accrued interest	$27,773	$28,422
Less allowance for loan loss	(9,273)	(10,228)

Notes receivable, net	18,500	18,194
Less current portion notes receivable, net	12,407	6,137

Long-term notes receivable	$6,093	$12,057

(9)	Non-Cash Activity

     During the six months ended June 30, 2003, the Company transferred $1.9 million of inventory at cost to rental equipment in connection with leasing arrangements with marine customers and sold previously leased marine rental equipment to a customer via a note agreement for $1.4 million.

(10)	Loss per Common Share

     Basic loss per common share is computed by dividing net loss applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted loss per common share is determined on the assumption that outstanding dilutive stock options have been exercised and the aggregate proceeds were used to reacquire common stock using the average price of such common stock for the period. Basic and diluted loss per share are the same for the three months and six months ended June 30, 2003 and 2002, as all potential common shares were anti-dilutive. In August 2002, the Company repurchased all of the 40,000 outstanding shares of its Series B Convertible Preferred Stock and all of the 15,000 outstanding shares of its Series C Convertible Preferred Stock (the “Preferred Stock”). As part of the repurchase the Company granted warrants to purchase 2,673,517 shares of the Company’s common stock at $8.00 per share through August 5, 2005. The Preferred Stock and warrants are considered anti-dilutive for all periods outstanding and are not included in the calculation of diluted loss per common share.

(11)	Long Term Debt and Lease Obligations

     In May 2003, the Company financed $0.5 million of insurance costs through the execution of a short-term note payable. The principal and interest are due on a monthly basis bearing an interest rate of 5.75%, with final payment due in April 2004. The unpaid balance at June 30, 2003 was $0.3 million.

     In August 2002, in connection with the repurchase of Preferred Stock, the Company issued a $31.0 million unsecured promissory note due May 7, 2004, which bore interest at 8% per year until May 7, 2003, at which time the interest rate increased to 13%. Interest is payable in quarterly payments, with all principal and unpaid interest due on May 7, 2004. The Company records interest on this note at an effective rate of approximately 11% per year over the life of the note. In May 2003, the Company repaid $15.0 million of the note, recording the excess accrued interest of $0.3 million as an adjustment of interest expense in the second quarter of 2003. The excess accrued interest represents the recorded but unpaid interest on the note at its effective rate of approximately 11%, compared to the note’s initial stated rate of 8%. The note restricts cash dividends in excess of $5.0 million per year while the note is outstanding.

     In July 2002, in connection with the acquisition of AXIS Geophysics, Inc. (“AXIS”), the Company entered into a $2.5 million three-year unsecured promissory note payable to the former shareholders of AXIS, bearing interest at 4.34% per year. Principal is payable in quarterly payments of $0.2 million plus interest, with final payment due in July 2005. The unpaid balance at June 30, 2003 was $1.9 million.

     In August 2001, the Company sold its corporate headquarters and manufacturing facility located in Stafford, Texas for $21.0 million. Simultaneous to the sale, the Company entered into a non-cancelable lease with the purchaser of the property. The lease has a twelve-year term with three consecutive options to extend the lease for five years each. The Company has no purchase option pursuant to the lease. As a result of the lease terms, the commitment was recorded as a twelve-year $21.0 million lease obligation with an implicit interest rate of 9.1%. The unpaid balance at June 30, 2003 was $19.3 million. The Company paid $1.7 million in commissions and professional fees, which have been recorded as deferred financing costs and are being amortized over the twelve-year term of the obligation. The Company has failed to meet the tangible net worth requirements of this lease for four consecutive quarters. Therefore, the Company is required and is in the process of providing a letter of credit to the landlord of the property in the amount of $1.5 million. In addition to the above lease agreement, the Company has other capital leases totaling $0.2 million at June 30, 2003.

     In January 2001, in connection with the acquisition of Pelton Company, Inc. (“Pelton”), the Company entered into a $3.0 million two-year unsecured promissory note payable to a former shareholder of Pelton, bearing interest at 8.5% per year. The note was paid in full in February 2003.

     A summary of future principal obligations under the notes payable and lease obligations is as follows (in thousands):

YEARS ENDED DECEMBER 31,

2003	$1,152
2004	17,943
2005	1,883
2006	1,489
2007	1,610
2008 and thereafter	13,584

Total	$37,661

(12)	Deferred Income Tax

     In the second quarter of 2002, the Company established an additional valuation allowance to fully reserve for its net deferred tax assets and has continued to maintain a full valuation allowance. The Company’s net deferred assets are primarily net operating loss carryforwards. The establishment of this valuation allowance does not affect the Company’s ability to reduce future tax expense through utilization of prior years net operating losses. Income tax (benefit) expense of $(0.3) million and $0.3 million for the three months and six months ended June 30, 2003, respectively, reflect state and foreign taxes as the Company continues to maintain a full valuation allowance for its net deferred tax assets and a federal tax refund of $0.6 million received in the second quarter of 2003. Additionally, the Company received foreign tax refunds of $1.7 million during the six months ended June 30, 2003, which had been accrued as of December 31, 2002.

     The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” which places primary importance on the Company’s cumulative operating results in the most recent three-year period when assessing the need for a valuation allowance. Although management believes the Company’s results for those periods were heavily affected not only by industry conditions, but also by deliberate and planned business restructuring activities in response to the prolonged downturn in the seismic equipment market, as well as heavy expenditures on research and development technology, the Company’s cumulative loss in the most recent three-year period and the six months ended June 30, 2003, represented sufficient negative evidence to establish an additional valuation allowance under the provisions of SFAS No. 109. The Company will maintain a full valuation allowance for its net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support reversal of the allowance.

(13)	Comprehensive Loss

     The components of comprehensive loss are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net loss	$(13,686)	$(77,413)	$(18,965)	$(81,955)
Foreign currency translation adjustment	1,939	4,398	1,783	3,644

Comprehensive loss	$(11,747)	$(73,015)	$(17,182)	$(78,311)

(14)	Acquisitions

     In July 2002, the Company acquired all of the outstanding capital stock of AXIS for $2.5 million of cash and issued a $2.5 million three-year unsecured promissory note. The Company is obligated to pay additional consideration to the former shareholders of AXIS at an amount equal to 33.33% of AXIS’ EBITDA (as adjusted by the terms of the Earn-Out Agreement), for the years ended December 31, 2003, 2004 and 2005, exceeding a minimum threshold of $1.0 million. AXIS is a seismic data service company based in Denver, Colorado, which provides specialized seismic data processing and integration services to major and independent exploration and production companies. The AXIS Interpretation-Ready Process™ (“IRP”) integrates seismic and subsurface geological data to provide customers more accurate and higher quality data that can result in improved reservoir characterizations.

     In May 2002, the Company acquired certain assets of S/N Technologies (“S/N”) for $0.7 million of cash. The assets acquired from S/N included proprietary technology applicable to solid streamer products used to acquire 2D, 3D and high-resolution marine seismic data. However, in May 2003 the Company determined that it would no longer continue the internal development of the solid streamer project. As such, the acquired assets of S/N were impaired and other assets associated with this project were written off as of March 31, 2003. See further discussion of this impairment at Note 4 of Notes to Unaudited Consolidated Financial Statements.

     The acquisitions were accounted for by the purchase method, with the purchase price allocated to the fair value of assets purchased and liabilities assumed. The allocation of the purchase price, including related direct costs, for the acquisition of AXIS and S/N are as follows (in thousands):

	AXIS	S/N

Fair values of assets and liabilities
Net current assets	$395	$—
Property, plant and equipment	354	85
Intangible assets	1,142	603
Goodwill	3,296	—
Long-term liabilities	(224)	—

Total allocated purchase price	4,963	688
Less non-cash consideration — note payable	2,500	—
Less cash of acquired business	501	—

Cash paid for acquisition, net of cash acquired	$1,962	$688

     The consolidated results of operations of the Company include the results of AXIS and S/N from the date of acquisition. Pro-forma results prior to the acquisition date were not material to the Company’s consolidated results of operations. The intangible asset of AXIS relates to proprietary technology, which is being amortized over a 4-year period. The goodwill of AXIS was assigned to the digital land products reporting unit, a reporting unit within the Company’s Land division.

(15)	Commitments and Contingencies

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

Balance at December 31, 2002	$2,914
Accruals for warranties issued during the period	1,170
Settlements made (in cash or in kind) during the period	(693)

Balance at June 30, 2003	$3,391

(16)	Repurchase of Series B and Series C Preferred Stock

     In August 2002, the Company repurchased all the outstanding shares of Preferred Stock from the holder, SCF-IV, L.P. (“SCF”), a Houston-based private equity fund specializing in oil service investments. In exchange for the Preferred Stock, the Company paid SCF $30.0 million in cash at closing, issued SCF a $31.0 million unsecured promissory note due May 7, 2004 and granted SCF warrants to purchase 2,673,517 shares of the Company’s common stock at $8.00 per share through August 5, 2005. The note bore interest at 8% per year until May 7, 2003, at which time the interest rate increased to 13%. The Company records interest on this note at an effective rate of approximately 11% per year. In May 2003, the Company paid $15.0 million of the outstanding note principal balance to SCF, recording the excess accrued interest of $0.3 million as an adjustment of interest expense in the second quarter of 2003. The excess accrued interest represents the recorded but unpaid interest on the note at its effective rate of approximately 11%, compared to the note’s initial stated rate of 8%.

     Under the terms of a registration rights agreement, SCF has the right to demand that the Company file a registration statement for the resale of the shares of Common Stock SCF acquires upon exercise of the warrants. Sales or the availability for sale of a substantial number of shares of Common Stock in the public market could adversely affect the market price for Common Stock. If the Company is acquired in a business combination pursuant to which the stockholders receive less than 60% of the aggregate consideration in the form of publicly traded common equity, then the holder of the warrants has the option to require the Company to acquire the warrants at their fair value as determined by the Black-Scholes valuation model as further refined by the terms of the warrant agreement. Because the Company may be required to repurchase the warrants in these limited circumstances, the warrants are classified as a current liability on the balance sheet and the Company records any change in value as a credit or charge to the consolidated statement of operations. The change in the fair value of the warrants between January 1, 2003 and June 30, 2003 resulted in other expense of approximately $0.8 million. The fair value of the warrants was $3.0 million at June 30, 2003. Fair value was determined using the Black-Scholes valuation model. The key variables used in valuing the warrants were contractually specified and were as follows: risk-free rate of return of Treasury notes having an approximate duration of the remaining term of the warrants and expected stock price volatility of 60%.

(17)	Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations". This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of this Statement are effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 on January 1, 2003 and its adoption did not have a significant impact on the Company’s results of operations or financial position.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, and have been adopted by the Company for 2003. For all exit and disposal activities initiated on or before December 31, 2002, the Company continued to follow EITF No. 94-3.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — and Amendment of FASB No. 123". SFAS No. 148 amends FASB No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change in fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected to continue to follow the intrinsic value method of accounting prescribed by Accounting Principal Board Opinion No. 25. See Note 5 of Notes to Unaudited Consolidated Financial Statements for the pro forma results if the Company had adopted SFAS No. 123.

     In November 2002, the FASB issued Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others: an Interpretation of FASB Statements No. 5, 67, and 107 and Rescission of FASB Interpretation No. 34". FIN No. 45 clarifies the requirements of FASB No. 5, “Accounting for Contingencies", relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 did not have a significant impact on the Company’s results of operations or financial position.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this statement is not expected to have any impact on the Company’s results of operations or financial position.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 affects the issuer’s accounting for three types of freestanding financial instruments; (a) mandatorily redeemable shares which the issuing company is obligated to buy back in exchange for cash or other assets, (b) put options and forward purchase contracts that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, and (c) obligations that can be settled with shares, the monetary value of which is fixed, ties solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuer’s shares. SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and for all periods beginning after June 15, 2003. The adoption of this statement is not expected to have any impact on the Company’s results of operations or financial position as the Company is not party to any financial instruments which would be impacted by this statement.

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Summary Review and Outlook

     Seismic activity continues to reflect a challenging exploration environment, as most of our seismic contractor customers are still cutting back their operations and consolidating their businesses. Despite this trend, oil companies have stated that they lack an inventory of new drilling prospects. As a result, we are beginning to see several oil companies increasing their planned 2003 drilling budgets, some of which should result in increases in geophysical spending in the second half of 2003. We are however seeing some expansion from Chinese and Eastern European seismic contractors. In particular, Chinese seismic contractors are increasingly active not only within their own country, but also in other international areas. BGP, an international seismic contractor headquartered in China, purchased our first VectorSeis® System Four™ acquisition system which we delivered in the first quarter of 2003. Our second and third VectorSeis System Four acquisition systems were sold to international seismic contractors headquartered in Poland and the Ukraine.

     Our strategy in response to the current prevailing industry conditions remains three-fold. We seek to lower costs, increase flexibility, and decrease research and development cycle time via outsourcing. Second, we plan to continue to focus on accelerating the adoption rate of VectorSeis technology in markets, including exploring new potential business models to capture additional value. Finally, we intend to broaden the VectorSeis product and service offering to include all phases of the oil field lifecycle, including production by demonstrating the power of our products and services in optimizing hydrocarbon production.

     Through our outsourcing strategy, we seek to reduce both the unit cost of our products and our fixed cost structure, as well as to speed our research and development cycle for non-core technologies. Moving forward we expect substantial cost savings through reduction of unabsorbed manufacturing expense resulting from recent facility closures. In July 2003, we completely exited our Alvin, Texas manufacturing facility. Additionally, we previously closed our Norwich, U.K. geophone stringing operation in the first quarter of 2003, with operations moved to our leased facility in Jebel Ali and outsourced to various partners. We continue to work with all of our outsourced manufacturing suppliers to reduce the unit costs of our products.

     Investment in Energy Virtual Partners, Inc.

     In April 2003, we invested approximately $3.0 million in Series B Preferred securities of Energy Virtual Partners, Inc. (“EVP”) for 22% of the outstanding ownership interests and 11% of the outstanding voting interests. EVP provides asset management services to large oil and gas companies to enhance the value of their oil and gas properties. Robert P. Peebler, our President and Chief Executive Officer, founded EVP in April 2001 and served as the President and Chief Executive Officer until joining I/O in March 2003. Mr. Peebler is currently the Chairman of EVP and holds a 23% ownership interest in EVP.

     During the second quarter, EVP failed to close two anticipated asset management agreements. Since that time, EVP has re-evaluated its business model and adequacy of capital. The Board of EVP has voted to liquidate EVP if it is unable to present a clear and feasible business strategy by August 15th. Therefore, in the second quarter we wrote our investment down to its approximate liquidation value of $1.0 million, resulting in a charge against earnings of $2.0 million. In order to avoid any potential conflict of interest concerns, Mr. Peebler has suggested and we have agreed that all proceeds he receives from liquidation of EVP will be paid to us. This amount has been included in our estimated share of the liquidation value.

Results of Operations

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

     Net Sales: Net sales of $34.6 million for the three months ended June 30, 2003 increased $11.7 million, or 51%, compared to the corresponding period last year. The increase is due to an increase in land seismic activity with our non-Western contractors. Our Land Division’s net sales increased $12.9 million, or 119%, to $23.7 million and our Marine Division’s net sales decreased $1.2 million, or 10%, to $10.9 million compared to the prior year.

     Cost of Sales: Cost of sales of $31.3 million for the three months ended June 30, 2003 increased $11.0 million, or 54%, compared to the corresponding period last year. Cost of sales of our Land and Marine Divisions were $23.3 million and $8.0 million, respectively. Cost of sales in the current quarter increased as a result of the increase in sales activity and a charge of $2.5 million related to the write-down of rental equipment associated with our first generation radio-based VectorSeis land acquisition systems to its net realizable value. See further discussion of this write-down in Note 4 of Notes to Unaudited Consolidated Financial Statements. Included in cost of sales for the three months ended June 30, 2003 is $0.3 million of severance costs compared to $0.5 million for the three months ended June 30, 2002.

     Gross Profit and Gross Profit Percentage: Gross profit of $3.2 million for the three months ended June 30, 2003 increased $0.7 million, or 30%, compared to the corresponding period last year. Gross profit percentage for the three months ended June 30, 2003 was 9% compared to 11% in the prior year. The decline in our gross margin percentage is primarily due to a charge of $2.5 million related to the write-down of rental equipment associated with our first generation radio-based VectorSeis land acquisition systems to its net realizable value. See further discussion of this write-down in Note 4 of Notes to Unaudited Consolidated Financial Statements. Gross profit percentage, excluding this charge, remains historically low because of unabsorbed burden of our fixed and semi-fixed overhead. We expect some improvement as a result of the closure of our Alvin manufacturing facility.

     Research and Development: Research and development expense of $5.0 million for the three months ended June 30, 2003 decreased $3.7 million, or 43%, compared to the corresponding period last year. This decrease primarily reflects reduced staffing levels, lower prototype expenses and a reduction of rent expense primarily associated with our vacated Austin, Texas software development facility. In the second quarter of 2002, the Company incurred charges of $1.4 million relating to the closure of our Austin, Texas development facility and $0.4 million in severance costs.

     Marketing and Sales: Marketing and sales expense of $3.0 million for the three months ended June 30, 2003 increased $0.3 million, or 9%, compared to the corresponding period last year. The increase is primarily related to higher sales and commissions on those sales and the opening of our sales representative office in Beijing, China.

     General and Administrative: General and administrative expense of $5.4 million for the three months ended June 30, 2003 increased $0.7 million, or 14%, compared to the corresponding period last year. The increase in general and administrative expense is primarily attributable to severance costs of $0.7 million compared to $0.2 million for the same period last year, $0.4 million of moving costs associated with vacating from our Alvin, Texas facility, the inclusion of AXIS, which was acquired in July 2002, partially offset with lower compensation expense due to reductions in personnel and a $0.2 million credit related to the cancellation of unvested restricted stock. The severance costs and the cancellation of unvested restricted stock primarily relate to the employment contracts of our former Chief Operating Officer and Vice President of Business Development.

     Amortization of Intangibles: Amortization of intangibles of $0.2 million for the three months ended June 30, 2003 decreased $0.1 million, or 24%, compared to the corresponding period last year due to certain intangible assets becoming fully amortized between the periods, partially offset by amortization of intangible assets acquired as part of the AXIS acquisition.

     Net Interest and Other Income: Total net interest and other income of $0.1 million for the three months ended June 30, 2003 remained constant compared to the corresponding period last year. Interest expense increased due to the issuance of the SCF promissory note and interest income decreased due to a decline in our cash balances and short-term interest rates, offset primarily due to fluctuations in exchange rates. In May 2003, we repaid $15.0 million of the SCF note, recording the excess accrued interest of $0.3 million as an adjustment to interest expense. The excess accrued interest represents the recorded but unpaid interest on the note at its effective rate of approximately 11% compared to the note’s initial stated rate of 8%. In May 2003, the stated rate increased from 8% to 13%. See further discussion in Note 11 of Notes to Unaudited Consolidated Financial Statements.

     Fair Value Adjustment of Warrant Obligation: The fair value adjustment of the warrant obligation totaling $1.7 million is due to a change in the fair value between April 1, 2003 and June 30, 2003 of the common stock warrants, as previously discussed in Note 16 of Notes to Unaudited Consolidated Financial Statements. No comparable adjustment was recorded in the second quarter of 2002 as the warrants were granted in August 2002.

     Impairment of Investment: Impairment of investment of $2.0 million for the three months ended June 30, 2003 relates to our write-down of our investment in Energy Virtual Partners, Inc. to its approximate liquidation value of $1.0 million. See further discussion in Note 3 of Notes to Unaudited Consolidated Financial Statements.

     Income Tax (Benefit) Expense: Income tax benefit of $0.3 million for the three months ended June 30, 2003 increased $63.8 million compared to the corresponding period last year. Income tax benefit in the second quarter of 2003 reflects a federal income tax refund of $0.6 million, partially offset by state and foreign taxes as we continue to maintain a full valuation allowance for its net deferred tax assets. In the second quarter of 2002 we began to fully reserve for our net deferred tax assets, which resulted in a net charge to income tax expense of $63.8 million during that period.

     Preferred Stock Dividends: Preferred stock dividends for the three months ended June 30, 2002 are related to previously outstanding Series B and Series C Preferred Stock (the “Preferred Stock”). We recognized the dividends as a charge to retained earnings at a stated rate of 8% per year, compounded quarterly (of which 7% was accounted for as a non-cash event recorded to additional paid-in capital so as to reflect potential dilution upon preferred stock conversion and 1% was paid as a quarterly cash dividend). As discussed in Note 16 of Notes to Unaudited Consolidated Financial Statements, we repurchased the Preferred Stock on August 6, 2002. As a result, there were no preferred stock dividends for the three months ended June 30, 2003.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

     Net Sales: Net sales of $75.7 million for the six months ended June 30, 2003 increased $22.7 million or 43%, compared to the corresponding period last year. The increase is primarily due to an increase in land seismic activity with our non-Western contractors. Our Land Division’s net sales increased $27.9 million, or 98%, to $56.3 million compared to $28.4 million in 2002. Our Marine Division’s net sales decreased $5.2 million, or 21%, to $19.4 million compared to the prior year.

     Cost of Sales: Cost of sales of $63.8 million for the six months ended June 30, 2003 increased $20.1 million, or 46%, compared to the corresponding period last year. Cost of sales of our Land and Marine Divisions were $49.4 million and $14.4 million, respectively. Cost of sales in the current period increased as a result of the increase in sales activity and a charge of $2.5 million related to the write-down of rental equipment associated with our first generation radio-based VectorSeis land acquisition systems to its net realizable value. See further discussion of this write-down in Note 4 of Notes to Unaudited Consolidated Financial Statements. Included in cost of sales for the six months ended June 30, 2003 is $0.7 million of severance costs compared to $0.9 million for the six months ended June 30, 2002.

     Gross Profit and Gross Profit Percentage: Gross profit of $12.0 million for the six months ended June 30, 2003 increased $2.5 million, or 27%, compared to the corresponding period last year. Gross profit percentage for the six months ended June 30, 2003 was 16% compared to 18% in the prior year. The decline in gross profit percentage is primarily due to a charge of $2.5 million related to the write-down of rental equipment associated with our first generation radio-based VectorSeis land acquisition systems to its net realizable value. See further discussion of this write-down in Note 4 of Notes to Unaudited Consolidated Financial Statements. Gross profit percentage for the six months ended June 30, 2003 was also negatively impacted by the first sale of our VectorSeis System Four acquisition system, which resulted in a discounted margin at a special introductory price, and continued underabsorption of our fixed and semi-fixed overhead.

     Research and Development: Research and development expense of $10.5 million for the six months ended June 30, 2003 decreased $5.2 million, or 33%, compared to the corresponding period last year. This decrease primarily reflects reduced staffing levels, lower prototype expenses and a reduction of rent expense primarily associated with our vacated Austin, Texas software development facility. For the six months ended June 30, 2002, we incurred charges of $1.4 million relating to the closure of our Austin, Texas development facility and $0.5 million in severance costs. For the six months ended June 30, 2003, we incurred $0.2 million of expenses related to the cancellation of our solid streamer project within the Marine segment. See further discussion at Note 4 of Notes to Unaudited Consolidated Financial Statements.

     Marketing and Sales: Marketing and sales expense of $5.8 million for the six months ended June 30, 2003 increased $0.5 million, or 10%, compared to the corresponding period last year. The increase is primarily related to higher sales and commissions on sales and due to the opening of our sales representative office in Beijing, China.

     General and Administrative: General and administrative expense of $9.4 million for the six months ended June 30, 2003 increased $0.1 million, or 1%, compared to the corresponding period last year. The increase in general and administrative expense is primarily attributable to severance costs of $0.8 million compared to $0.2 million for the same period last year, $0.4 million of moving costs associated with vacating our Alvin, Texas facility, the inclusion of AXIS, which was acquired in July 2002, partially offset with lower compensation expense due to reductions in personnel and a $0.7 million credit related to cancellation of unvested restricted stock. The severance costs and the cancellation of unvested restricted stock primarily relate to the employment contracts of our former President and Chief Executive Officer, Chief Operating Officer and Vice President of Business Development.

     Amortization of Intangibles: Amortization of intangibles of $0.5 million for the six months ended June 30, 2003 decreased $0.1 million, or 14%, compared to the corresponding period last year due to certain intangible assets becoming fully amortized between the periods, partially offset by amortization of intangible assets acquired as part of the AXIS acquisition.

     Impairment of Long-Lived Assets: Impairment of long-lived assets of $1.1 million for the six months ended June 30, 2003 relates to the cancellation of our solid streamer project within the Marine segment in the first quarter of 2003. As such, certain assets were impaired and other related assets and costs were written off. See further discussion of this impairment at Note 4 of Notes to Unaudited Consolidated Financial Statements.

     Net Interest and Other Expense: Total net interest and other expense of $0.4 million for the six months ended June 30, 2003 increased $0.8 million, or 192%, compared to the corresponding period last year. The increase is primarily due to the issuance of the SCF promissory note and a decrease in interest income due to a decline in our cash balances and short-term interest rates; partially offset by fluctuations in exchange rates. In May 2003, we repaid $15.0 million of the SCF note, recording the excess accrued interest of $0.3 million as an adjustment to interest expense. The excess accrued interest represents the recorded but unpaid interest on the note at its effective rate of approximately 11%, compared to the note’s initial stated rate of 8%. In May 2003, the stated rate increased from 8% to 13%. See further discussion in Note 11 of Notes to Unaudited Consolidated Financial Statements.

     Fair Value Adjustment of Warrant Obligation: The fair value adjustment of the warrant obligation totaling $0.8 million is due to a change in the fair value between January 1, 2003 and June 30, 2003 of the common stock warrants, as previously discussed in Note 16 of Notes to Unaudited Consolidated Financial Statements. No comparable adjustment was recorded in the six months ended June 30, 2002 as the warrants were granted in August 2002.

     Impairment of Investment: Impairment of investment of $2.0 million for the six months ended June 30, 2003 relates to our write-down of our investment in Energy Virtual Partners, Inc. to its approximate liquidation value of $1.0 million. See further discussion in Note 3 of Notes to the Unaudited Consolidated Financial Statements.

     Income Tax Expense: Income tax expense of $0.3 million for the six months June 30, 2003 decreased $60.5 million compared to the corresponding period last year. Income tax expense for the six months ended June 30, 2003 reflects state and foreign taxes as the Company continues to maintain a full valuation allowance for its net deferred tax assets. Income tax expense during the period was partially offset by a federal tax refund of $0.6 million. In the second quarter of 2002 we began to fully reserve for our net deferred tax assets, which resulted in a net charge to income tax expense of $60.0 million during that period.

     Preferred Stock Dividends: Preferred stock dividends for the six months ended June 30, 2002 are related to previously outstanding Series B and Series C Preferred Stock (the “Preferred Stock”). We recognized the dividends as a charge to retained earnings at a stated rate of 8% per year, compounded quarterly (of which 7% was accounted for as a non-cash event recorded to additional paid-in capital so as to reflect potential dilution upon preferred stock conversion and 1% was paid as a quarterly cash dividend). As discussed in Note 16 of Notes to Unaudited Consolidated Financial Statements, we repurchased the Preferred Stock on August 6, 2002. As a result, there were no preferred stock dividends for the six months ended June 30, 2003.

Liquidity and Capital Resources

     We have typically financed operations from internally generated cash and funds from equity financings. Cash and cash equivalents were $39.1 million at June 30, 2003, a decrease of $38.1 million, or 49%, compared to December 31, 2002. This decrease is primarily due to net cash used in operating activities of $17.9 million and the pay down of the SCF promissory note of $15.0 million. The net cash used in operating activities is mainly due to an increase in accounts and notes receivables, resulting from sales that were realized but not yet collected by the end of the second quarter of 2003, and a decrease in our accounts payable and accrued expenses.

     Cash used in investing activities was $5.4 million for the six months ended June 30, 2003; an increase of $2.8 million compared to the six months ended June 30, 2002. The principal investing activities were $2.3 million relating to capital expenditure projects and $3.0 million related to the investment in EVP in April 2003. Planned capital expenditures for the remainder of 2003 are approximately $5.0 million. See further discussion of EVP investment in Note 3 of Notes to Unaudited Consolidated Financial Statements.

     Cash used in financing activities was $16.1 million for the six months ended June 30, 2003; an increase of $15.7 million compared to the six months ended June 30, 2002. The principal use of cash was $16.3 million on the repayment of long-term debt of which $15.0 million related to the pay down of the SCF note, partially offset by proceeds of $0.2 million from the issuance of common stock under our Employee Stock Purchase Plan.

     The most significant use of cash over the next year will be the requirement to repay the $16.0 million unsecured promissory note due in May 2004. In May 2003, the interest rate related to this note increased from 8% to 13%. We are currently evaluating our alternatives regarding this note, which may include refinancing or paying down the remaining outstanding note balance through use of our existing cash balances, or a combination of both.

     As discussed in Note 11 of Notes to Unaudited Consolidated Financial Statements, we have not met the tangible net worth test of our twelve-year lease obligation for four consecutive quarters. Therefore, we are in the process of providing the necessary letter of credit to the landlord of the property in the amount of $1.5 million.

     We believe the combination of existing working capital of $79.2 million as of June 30, 2003, including current cash on hand of $39.1 million, will be adequate to meet anticipated capital and liquidity requirements for the foreseeable future even if the prolonged downturn in the seismic equipment market continues. However, there can be no assurance that our sources of cash will be able to support our capital requirements in the long-term, and we may be required to issue additional debt or equity securities in the future to meet our capital requirements. There can be no assurance we would be able to issue additional equity or debt securities in the future on terms that are acceptable to us or at all.

Critical Accounting Policies

     Refer to our Annual Report on Form 10-K for the year ended December 31, 2002 for a complete discussion of our critical accounting policies. We have made no material changes in the current period regarding these critical accounting policies except as related to our investment in Energy Virtual Partners, Inc.

     Our investment in EVP is accounted for under the cost method, and is reviewed for impairment when we estimate that the fair value of our investment has fallen below the current carrying amount. When we deem the decline to be other than temporary, we record an impairment charge for the difference between the investment’s carrying value and its estimated fair value at the time. Since the time of our investment, EVP has failed to close two anticipated asset management agreements and has therefore re-evaluated its business model and adequacy of capital. The Board of EVP has voted to liquidate EVP if it is unable to present a clear and feasible business strategy by August 15th. As a result, we wrote-down our investment in EVP to its approximate fair value of $1 million. This fair value at June 30, 2003 represents our best estimate of the expected liquidation payout.

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

     Our principal customers are seismic contractors, which operate seismic data acquisition systems and related equipment to collect data in accordance with their customers’ specifications or for their own seismic data libraries. In addition, we market and sell products to oil and gas companies. The loss of any one of these customers could have a material adverse effect on the results of operations and financial condition. See Management’s Discussion and Analysis of Results of Operations and Financial Condition — Cautionary Statement for Purposes of Forward Looking Statements — Further consolidation among our significant customers could materially and adversely affect us.

Cautionary Statement for Purposes of Forward-Looking Statements

     We have made statements in this report which constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Examples of forward-looking statements in this report include statements regarding:

•	our plans for facility closures and other future business reorganizations;

•	the adequacy of our liquidity and capital resources;

•	charges we expect to take for future reorganization activities;

•	savings we expect to achieve from our restructuring activities;

•	future demand for seismic equipment and services;

•	future commodity prices;

•	future economic conditions;

•	anticipated timing of commercialization and capabilities of products under development;

•	our expectations regarding future mix of business and future asset recoveries;

•	our beliefs regarding accounting estimates we make;

•	the result of pending or threatened disputes and other contingencies; and

•	our future levels of capital expenditures.

     You can identify these forward-looking statements by forward-looking words such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would” and similar expressions. These forward-looking statements reflect our best judgment about future events and trends based on the information currently available to us. Our results of operations can be affected by inaccurate assumptions we make or by risks and uncertainties known or unknown to us. Therefore, we cannot guarantee the accuracy of the forward-looking statements. Actual events and results of operations may vary materially from our current expectations. While we cannot identify all of the factors that may cause actual events to vary from our expectations, we believe the following factors should be considered carefully:

     Recent announcements by geophysical contractors indicate that demand for our products will continue to be weak in the near term. Western-Geco recently announced that it was ceasing land seismic operations in Canada and the Continental United States. Veritas DGC recently announced that it was reducing its capital expenditures by more than $30 million in its current fiscal year. These and other announcements by geophysical contractors indicate that demand for our products will continue to be weak in the near term which will have a material adverse effect on our results of operations and financial condition.

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

     Our recent hire of a new Chief Executive Officer and Chief Operating Officer may result in a change in strategy which may materially and adversely affect our business and results of operations, particularly in the near-term. We recently hired a new Chief Executive Officer in March 2003 and a new Chief Operating Officer in May 2003, as well as other senior management in July 2003. It will take some time for our new executives to learn about our various businesses and to develop strong working relationships with our operating managers. To the extent we decide to change our strategy as a result of these hires, our business and results of operations may be materially and adversely affected, particularly in the near-term.

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

     We derive a substantial amount of our revenues from foreign sales, which pose additional risks. Sales to customers outside of North America accounted for approximately 78% of our consolidated net sales for the six months ended June 30, 2003. As Western contractors have announced plans to curtail operations, we believe that export sales will remain a significant percentage of our revenue. United States export restrictions affect the types and specifications of products we can export. Additionally, to complete certain sales, United States laws may require us to obtain export licenses and there can be no assurance that we will not experience difficulty in obtaining such licenses. Operations and sales in countries other than the United States are subject to various risks peculiar to each country. With respect to any particular country, these risks may include:

•	expropriation and nationalization;

•	political and economic instability;

•	armed conflict and civil disturbance;

•	currency fluctuations, devaluations and conversion restrictions;

•	confiscatory taxation or other adverse tax policies;

•	governmental activities that limit or disrupt markets, restrict payments or the movement of funds; and

•	governmental activities that may result in the deprivation of contractual rights.

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

     Competition from sellers of seismic data acquisition systems and equipment is intensifying and could adversely affect our results of operations. Our industry is highly competitive. Our competitors have been consolidating into better-financed companies with broader product lines. Certain of our competitors are affiliated with seismic contractors, which forecloses a portion of the market to us. Some of our competitors have greater name recognition, more extensive engineering, manufacturing and marketing capabilities, and greater financial, technical and personnel resources than those available to us.

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

     Large fluctuations in our sales and gross margin can result in operating losses. Because our products have a high sales price and are technologically complex, we experience a very long sales cycle. In addition, the revenues from any particular sale can vary greatly from our expectations due to changes in customer requirements. These factors create substantial fluctuations in our net sales from period to period. Variability in our gross margins compound the uncertainty associated with our sales cycle. Our gross margins are affected by the following factors:

•	pricing pressures from our customers and competitors;

•	product mix sold in a period;

•	inventory obsolescence;

•	unpredictability of warranty costs;

•	changes in sales and distribution channels;

•	availability and pricing of raw materials and purchased components; and

•	absorption of manufacturing costs through volume production.

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

     As part of the repurchase of the Company’s outstanding Preferred Stock, the Company granted warrants to purchase 2,673,517 shares of the Company’s common stock at $8.00 per share through August 5, 2005. A $1 increase in the Company’s common stock price at June 30, 2003, would have increased the fair value of warrants resulting in an increase to the Company’s net loss of approximately $1.4 million or (.03) per common share. A $1 decrease in the Company’s common stock price at June 30, 2003, would have decreased the fair value of warrants resulting in a decrease to the Company’s net loss of approximately $1.2 million or $.02 per common share. The fair value of the warrants was determined using the Black-Scholes valuation model. The key variables used in valuing the warrants were as follows: risk-free rate of return of Treasury notes having an approximate duration of the remaining term of the warrants and expected stock price volatility of 60%.

ITEM 4. Controls and Procedures

     Our Chief Executive Officer and Chief Administrative Officer (the “Certifying Officers”) have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Exchange Act) as of August 7, 2003 and concluded that those disclosures controls and procedures are effective.

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

PART II — OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

     We held our annual meeting of stockholders in Stafford, Texas on June 11, 2003. The following sets forth matters submitted to a vote of stockholders at the annual meeting:

(a)	Two directors were elected to our Board of Directors, each to serve until our annual meeting in 2006 and until their successors have been elected and qualified. The following two individuals were elected to the Board of Directors by the holders of our common stock:

Nominee	For	Withheld

Theodore H. Elliott, Jr.	46,952,033	1,387,876
James M. Lapeyre, Jr.	42,410,919	5,928,990

(b)	The stockholders approved the Input/Output, Inc. 2003 Stock Option Plan by a vote of 43,410,919 shares, with 5,206,088 shares voting against, and 43,668 shares abstaining.

(c)	The stockholders ratified the appointment of PricewaterhouseCoopers LLP to audit our financial statements for the year ending December 31, 2003 by a vote of 46,970,908 shares, with 1,347,242 shares voting against, and 21,759 shares abstaining.

ITEM 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits.

EXHIBIT
NUMBER	DESCRIPTION

10.28	Employment Agreement by and between the Company and Jorge Machnizh dated as of April 23, 2003.
31.1	Certification of Robert P. Peebler, President and Chief Executive Officer,
under Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Brad Eastman, Vice President, Chief Administrative Officer
and Secretary, under Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Robert P. Peebler, President and Chief Executive Officer,
under Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Brad Eastman, Vice President, Chief Administrative Officer
and Secretary, under Section 906 of the Sarbanes-Oxley Act.

     (b)  Reports on Form 8-K.

     On April 17, 2003, we filed a Current Report on Form 8-K reporting under Item 5. Other Events and Regulation FD Disclosure the completion of the previously announced transaction to invest $3.0 million in Series B Preferred securities of Energy Virtual Partners, LP and its affiliated corporation (together, “EVP”).

     On April 25, 2003, we filed a Current Report on Form 8-K reporting under Item 7. Financial Statements and Exhibits and Item 9. Information Provided under Item 12 (Results of Operations and Financial Condition) the issuance of a press release announcing financial results for the fiscal quarter ended March 31, 2003.

     On May 13, 2003, we filed a Current Report on Form 8-K reporting under Item 7. Financial Statements and Exhibits and Item 9. Information Provided under Item 12 (Results of Operations and Financial Condition) the issuance of a press release re-announcing financial results for the fiscal quarter ended March 31, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Stafford, State of Texas, on August 7, 2003.

INPUT/OUTPUT, INC

By /s/ ROBERT P. PEEBLER President and Chief Executive Officer

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

10.28	Employment Agreement by and between the Company and Jorge Machnizh, dated as of April 23, 2003.
31.1	Certification of Robert P. Peebler, President and Chief Executive Officer,
under Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Brad Eastman, Vice President, Chief Administrative Officer
and Secretary, under Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Robert P. Peebler, President and Chief Executive Officer,
under Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Brad Eastman, Vice President, Chief Administrative Officer
and Secretary, under Section 906 of the Sarbanes-Oxley Act.