Form 10-Q
period 2003-09-30
INPUT OUTPUT INC
filed 2003-11-12
CIK 866609

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

At October 31, 2003 there were 51,245,334 shares of common stock, par value $0.01 per share, outstanding.

INPUT/OUTPUT, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2003

		Page
PART I.	Financial Information
Item 1.	Financial Statements
	Consolidated Balance Sheets at September 30, 2003 (unaudited) and December 31, 2002	3
	Consolidated Statements of Operations for the three and nine months ended September 30, 2003 (unaudited) and September 30, 2002 (unaudited)	4
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 (unaudited) and September 30, 2002 (unaudited)	5
	Notes to Unaudited Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	15
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24
Item 4.	Controls and Procedures	25
PART II.	Other Information
Item 6.	Exhibits and Reports on Form 8-K	25

INPUT/OUTPUT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	SEPTEMBER 30,
	2003	DECEMBER 31,
	(UNAUDITED)	2002

ASSETS
Current assets:
Cash and cash equivalents	$29,132	$77,144
Restricted cash	441	247
Accounts receivable, net	29,924	18,745
Current portion notes receivable, net	11,814	6,137
Inventories	52,183	50,010
Prepaid expenses and other current assets	3,245	3,136

Total current assets	126,739	155,419
Notes receivable	5,753	12,057
Net assets held for sale	3,267	—
Property, plant and equipment, net	27,688	39,255
Goodwill, net	35,025	33,758
Other assets, net	7,592	7,956

Total assets	$206,064	$248,445

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$19,260	$2,142
Accounts payable	16,458	18,927
Accrued expenses	15,691	17,210
Warrant obligation	1,212	2,200

Total current liabilities	52,621	40,479
Long-term debt, net of current maturities	18,972	51,430
Other long-term liabilities	4,897	5,199
Stockholders’ equity:
Common stock, $0.01 par value; authorized 100,000,000 shares; outstanding 51,245,334 shares at September 30, 2003 and 51,078,939 shares at December 31, 2002, net of treasury stock	521	519
Additional paid-in capital	296,139	296,002
Accumulated deficit	(160,319)	(136,534)
Accumulated other comprehensive loss	(573)	(2,380)
Treasury stock, at cost, 777,423 shares at September 30, 2003 and 783,298 shares at December 31, 2002	(5,826)	(5,929)
Unamortized restricted stock compensation	(368)	(341)

Total stockholders’ equity	129,574	151,337

Total liabilities and stockholders’ equity	$206,064	$248,445

See accompanying Notes to Unaudited Consolidated Financial Statements.

INPUT/OUTPUT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net sales	$30,307	$28,539	$106,046	$81,602
Cost of sales	24,836	24,767	88,595	68,384

Gross profit	5,471	3,772	17,451	13,218

Operating expenses:
Research and development	4,458	6,750	14,931	22,438
Marketing and sales	3,015	2,625	8,851	7,930
General and administrative	4,359	5,366	13,786	14,702
Amortization of intangibles	252	370	801	1,007
Impairment of long-lived assets	—	5,870	1,120	5,870
Goodwill impairment	—	15,122	—	15,122

Total operating expenses	12,084	36,103	39,489	67,069

Loss from operations	(6,613)	(32,331)	(22,038)	(53,851)
Interest expense	(954)	(1,247)	(3,142)	(1,743)
Interest income	428	511	1,544	1,755
Fair value adjustment of warrant obligation	1,829	2,345	988	2,345
Impairment of investment	—	—	(2,036)	—
Other income (expense)	357	(521)	1,057	(864)

Loss before income taxes	(4,953)	(31,243)	(23,627)	(52,358)
Income tax (benefit) expense	(133)	157	158	60,997

Net loss	(4,820)	(31,400)	(23,785)	(113,355)
Preferred dividend	—	(1,987)	—	947

Net loss applicable to common shares	$(4,820)	$(29,413)	$(23,785)	$(114,302)

Basic loss per common share	$(0.09)	$(0.58)	$(0.46)	$(2.24)

Weighted average number of common shares outstanding	51,235,269	51,090,776	51,219,179	50,985,098

Diluted loss per common share	$(0.09)	$(0.58)	$(0.46)	$(2.24)

Weighted average number of diluted common shares outstanding	51,235,269	51,090,776	51,219,179	50,985,098

See accompanying Notes to Unaudited Consolidated Financial Statements.

INPUT/OUTPUT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,

	2003	2002

Cash flows from operating activities:
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Net loss	$(23,785)	$(113,355)
Depreciation and amortization	9,093	9,424
Fair value adjustment of warrant obligation	(988)	(2,345)
Impairment of long-lived assets	1,120	5,870
Goodwill impairment	—	15,122
Write-down of rental equipment	2,500	—
Impairment of investment	2,036	—
Amortization of restricted stock and other stock compensation	(255)	169
(Gain) loss on disposal of fixed assets	(280)	762
Bad debt expense	365	1,746
Deferred income tax	—	59,992
Change in operating assets and liabilities:
Accounts and notes receivable	(9,269)	20,933
Inventories	(3,734)	13,253
Accounts payable and accrued expenses	(4,178)	(5,988)
Other assets and liabilities	3,053	1,520

Net cash (used in) provided by operating activities	(24,322)	7,103

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,927)	(4,183)
Proceeds from the sale of fixed assets	469	—
Business acquisition	—	(3,129)
Cash of acquired businesses	—	501
Contingent consideration paid to the former shareholders of AXIS	(1,267)	—
Investment in Energy Virtual Partners, Inc.	(3,036)	—

Net cash used in investing activities	(6,761)	(6,811)

Cash flows from financing activities:
Payments on notes payable and long-term debt	(17,208)	(1,743)
Deposit to secure a letter of credit	(1,500)	—
Payments of preferred dividends	—	(411)
Proceeds from exercise of stock options	—	989
Proceeds from issuance of common stock	470	825
Repurchase of preferred stock	—	(30,000)

Net cash used in financing activities	(18,238)	(30,340)

Effect of change in foreign currency exchange rates on cash and cash equivalents	1,309	1,697

Net decrease in cash and cash equivalents	(48,012)	(28,351)
Cash and cash equivalents at beginning of period	77,144	101,681

Cash and cash equivalents at end of period	$29,132	$73,330

See accompanying Notes to Unaudited Consolidated Financial Statements.

INPUT/OUTPUT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

     The consolidated balance sheet of Input/Output, Inc. and its subsidiaries (collectively referred to as the “Company” or “I/O”) at December 31, 2002 has been derived from the Company’s audited consolidated financial statements at that date. The consolidated balance sheet at September 30, 2003, the consolidated statements of operations for the three and nine months ended September 30, 2003 and 2002, and the consolidated statements of cash flows for the nine months ended September 30, 2003 and 2002 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the operating results for a full year or of future operations.

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

     In 2002, the Company initiated a restructuring program which included reducing its full-time headcount by approximately 300 positions and closing certain of its facilities and relocating those operations to other existing Company facilities or outsourcing those operations to contract manufacturers. In July 2003, the Company completed the move out of its Alvin, Texas manufacturing facility. See further discussion at Note 3 of Notes to Unaudited Consolidated Financial Statements. Additionally, in the first quarter of 2003, the Company relocated a majority of its geophone stringing operations from a leased facility in Norwich, U.K. to a leased facility in the United Arab Emirates.

     The Company has continued to evaluate its staffing needs and has eliminated approximately 60 positions from its full-time staff during the third quarter of 2003. The Company’s full-time headcount was 472 at September 30, 2003, down from 799 at January 1, 2002. The additional headcount reductions primarily related to manufacturing and research and development positions and resulted in additional severance charges of approximately $0.5 million in the third quarter of 2003. A summary of restructuring activities is as follows (in thousands):

		Abandoned
	Severance	Lease
	Costs	Costs

Accruals at December 31, 2002	$1.2	$1.5
Severance expense in the first quarter	0.5	—
Severance expense in the second quarter	1.0	—
Severance expense in the third quarter	0.5	—
Adjustment to accrual in the first quarter	—	(0.1)
Cash payments during the period	(2.2)	(0.7)

Accruals at September 30, 2003	$1.0	$0.7

     Of the total severance expense of $0.5 million for the three months ended September 30, 2003, $0.1 million was included in costs of sales and $0.4 million in research and development expenses. Of the total severance expense of $2.0 million for the nine months ended September 30, 2003, $0.7 million was included in costs of sales, $0.8 million in general and administrative expenses and $0.5 million in research and development expenses. The impact of severance costs on general and administrative expenses was partially offset by credits of $0.7 million for the cancellation of unvested restricted stock. Approximately $0.6 million of the severance expense included in the general and administrative expenses for the nine months ended September 30, 2003 was related to severance costs associated with the Company’s former President and Chief Operating Officer and the former Vice President of Business Development. These executive severance costs will be paid over a period of one year from the date of their departure.

(3)	Net Assets Held for Sale

     In July 2003, the Company completed the move out of its Alvin, Texas manufacturing facility and is currently marketing the facility for sale. The facility and related land had a net carrying value of $2.4 million at September 30, 2003. In addition, during the third quarter of 2003, the Company listed for sale 16.75 acres of land which is located across from the Company’s headquarters in Stafford, Texas. The carrying value of the land is $0.9 million. These assets have been reclassified as “Held for Sale” under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

(4)	Impairment of Long-lived Assets

     During the quarter ended June 30 2003, the Company incurred a $2.5 million charge to cost of sales related to the write-down of rental equipment associated with the Company’s first generation radio-based VectorSeis® land acquisition systems. This equipment was being utilized in North America as part of the strategic marketing alliance between the Company and Veritas DGC Inc. In May 2003, the strategic marketing alliance was terminated, leading the Company to reassess the net realizable value of this equipment. As this equipment was an older generation of the Company’s technology, the Company determined that a write-down was appropriate.

     During the quarter ended March 31, 2003, the Company initiated an evaluation of its solid streamer project and concluded it would no longer internally pursue this product for commercial development. In conjunction with this evaluation, certain fixed assets and patented technology within the Marine segment were deemed impaired in accordance with SFAS No. 144. As a result, fixed assets of $0.5 million and intangible assets of $0.6 million were considered impaired and written off as a charge against earnings in the first quarter of 2003. In addition, inventory associated with this project of $0.2 million was written off and included within research and development expenses at March 31, 2003.

     During the quarter ended September 30, 2002, the Company began the process of vacating its Alvin, Texas manufacturing facility. Due to the planned closure, the Company performed impairment test in accordance with SFAS No. 144. As a result of the impairment test, the facility and certain related manufacturing equipment were considered impaired and the Company recorded an impairment charge of approximately $5.3 million in the third quarter of 2002. The method of determining fair value was primarily based upon quoted market prices for the facility and forecasted negative cash flows during the interim period prior to closure. In addition, the Company recorded a charge of $0.6 million for the closure of its Louisville, Colorado facility, which primarily related to the future non-cancelable lease obligation.

(5)	Investment in Energy Virtual Partners, Inc.

     In April 2003, the Company invested $3.0 million in Series B Preferred securities of Energy Virtual Partners, Inc. (“EVP”) for 22% of the outstanding ownership interests and 11% of the outstanding voting interests. EVP provided asset management services to large oil and gas companies to enhance the value of their oil and gas properties. This investment is accounted for under the cost method basis for investment accounting. Robert P. Peebler, the Company’s President and Chief Executive Officer, founded EVP in April 2001 and served as the President and Chief Executive Officer until joining I/O in March 2003. Mr. Peebler is currently the Chairman of EVP and holds a 23% ownership interest in EVP.

     During the second quarter, EVP failed to close two anticipated asset management agreements. Since that time, EVP has re-evaluated its business model and adequacy of capital. In August 2003, the Board of EVP voted to liquidate EVP as it was unable to present a clear and feasible business strategy. Therefore, in the second quarter the Company wrote its investment down to its approximate liquidation value of $1.0 million, resulting in a charge against earnings of $2.0 million. The Company’s share of the final liquidation payment is expected to be distributed in the fourth quarter of 2003. In order to avoid any potential conflict of interest concerns, Mr. Peebler has suggested and the Company has agreed that all proceeds he receives from the liquidation of EVP will be paid to the Company. This amount has been included in the Company’s estimate of liquidation value.

(6)	Stock-Based Compensation

     If the Company had elected to recognize compensation expense for equity incentives awarded to employees using a fair value approach, net loss, basic loss per share and diluted loss per share for the periods presented would have increased as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss applicable to common shares	$(4,820)	$(29,413)	$(23,785)	$(114,302)
Deduct: Stock-based employee compensation expense determined under fair value methods for all awards	$(812)	$(778)	$(2,307)	$(2,334)
Pro forma net loss	$(5,632)	$(30,191)	$(26,092)	$(116,636)
Basic and diluted loss per common share - as reported	$(0.09)	$(0.58)	$(0.46)	$(2.24)
Pro forma basic and diluted loss per common share	$(0.11)	$(0.59)	$(0.51)	$(2.29)

     Effective March 31, 2003, the Company granted its President and Chief Executive Officer stock options to purchase 1,325,000 shares of common stock of the Company at an exercise price of $6.00 per share under the Company’s 2003 Stock Option Plan (the “Plan”). The options vest in equal monthly installments over a three-year period beginning on the anniversary of the date of grant and have a term of ten years. The Plan was approved by the Company’s shareholders at the Company’s 2003 annual meeting of shareholders in June 2003.

(7)	Segment Information

     The Company evaluates and reviews results based on two segments, Land and Marine, to allow for increased visibility and accountability of costs and more focused customer service and product development. The Company measures segment operating results based on earnings (loss) from operations. A summary of segment information for the three and nine months ended September 30, 2003 and 2002 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net sales:
Land	$22,673	$16,435	$78,953	$44,869
Marine	7,634	12,104	27,093	36,733

Total	$30,307	$28,539	$106,046	$81,602

Depreciation and amortization:
Land	$949	$1,898	$3,505	$5,118
Marine	665	346	2,272	1,126
Corporate	870	1,162	3,316	3,180

Total	$2,484	$3,406	$9,093	$9,424

Earnings (loss) from operations:
Land	$(1,379)	$(26,534)	$(5,647)	$(42,187)
Marine	(351)	296	(2,152)	5,917
Corporate	(4,883)	(6,093)	(14,239)	(17,581)

Total	$(6,613)	$(32,331)	$(22,038)	$(53,851)

	September 30,	December 31,
	2003	2002

Total assets:
Land	$103,363	$102,064
Marine	61,617	62,020
Corporate	41,084	84,361

Total	$206,064	$248,445

	September 30,	December 31,
	2003	2002

Total assets by geographic area:
North America	$167,453	$205,640
Europe	35,260	41,679
United Arab Emirates	3,351	1,126

Total	$206,064	$248,445

     Intersegment sales are insignificant for all periods presented. Corporate assets include all assets specifically related to corporate personnel and operations and all facilities that are jointly utilized by segments. Depreciation and amortization expense is allocated to segments based upon use of the underlying assets.

     A summary of net sales by geographic area is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Asia	$8,322	$5,217	$32,668	$8,808
North America	5,557	10,503	22,546	29,188
Europe	4,818	8,617	15,021	24,930
Latin America	6,361	2,548	14,072	6,593
Commonwealth of Independent States	2,536	690	9,396	7,574
Middle East	1,126	385	7,560	1,232
Africa	1,587	579	4,768	2,920
Other	—	—	15	357

Total	$30,307	$28,539	$106,046	$81,602

     Net sales are attributed to individual countries on the basis of the ultimate destination of the equipment, if known; if the ultimate destination is not known, it is based on the geographical location of initial shipment.

(8)	Inventories

     A summary of inventories, net of reserves, is as follows (in thousands):

	September 30,	December 31,
	2003	2002

Raw materials	$30,761	$31,447
Work-in-process	4,713	5,781
Finished goods	16,709	12,782

Total	$52,183	$50,010

     During the quarter ended March 31, 2003, inventory of approximately $0.2 million was written off and included within research and development expenses. This write-off relates to the cancellation of the solid streamer project within the Marine segment. See further discussion at Note 4 of Notes to Unaudited Consolidated Financial Statements. In addition, an unrelated inventory obsolescence charge of $0.3 million was reflected in cost of sales for the quarter ended March 31, 2003 related to the closure of the Company’s Alvin, Texas manufacturing facility. For the quarter ended September 30, 2003, the Company recorded an inventory obsolescence charge of approximately $0.3 million primarily related to inventory determined to be in excess of the Company’s near-term requirements. For the quarter ended September 30, 2002, the Company recorded an inventory obsolescence charge of approximately $3.8 million primarily related to the discontinuance of certain analog land seismic and marine positioning products.

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

     At September 30, 2003, the Company had a commitment to purchase certain marine equipment for $3.0 million, which was subsequently purchased in October 2003. The non-cancelable purchase commitment was entered into for an anticipated sale. However, the potential customer ceased negotiations to purchase this inventory after that customer failed to be awarded an expected survey. The Company currently expects to sell a portion of this inventory in the fourth quarter of 2003, with the remainder of this inventory being sold throughout 2004.

(9)	Accounts and Notes Receivable

     A summary of accounts receivable is as follows (in thousands):

	September 30,	December 31,
	2003	2002

Accounts receivable, principally trade	$31,432	$20,420
Allowance for doubtful accounts	(1,508)	(1,675)

Accounts receivable, net	$29,924	$18,745

     A summary of notes receivable, accrued interest and allowance for loan loss is as follows (in thousands):

	September 30,	December 31,
	2003	2002

Notes receivable and net accrued interest	$22,431	$28,422
Less allowance for loan loss	(4,864)	(10,228)

Notes receivable, net	17,567	18,194
Less current portion notes receivable, net	11,814	6,137

Long-term notes receivable	$5,753	$12,057

(10)	Goodwill

     In August 2003, the Company paid $1.3 million in additional consideration to the former shareholders of AXIS Geophysics, Inc. (“AXIS”) to settle all future contingent obligations. This additional consideration was recorded as an increase to goodwill. See further discussion at Note 16 of Notes to Unaudited Consolidated Financial Statements.

     During the quarter ended September 30, 2002, the Company performed an interim impairment test on the Company’s analog land products reporting unit. This reporting unit represents the Company’s traditional analog geophones, vehicles and vibrators, cables and connectors. The need for an interim impairment test was predicated upon the continuing weakness in the traditional analog land seismic markets and the precarious financial condition of many of the seismic contractors, coupled with an anticipated decrease in demand for analog products due to the success of the Company’s new VectorSeis digital sensor technology. The results of the impairment test indicated that all of the goodwill associated with the Company’s analog land products reporting unit was impaired. Therefore an impairment charge of $15.1 million was recorded for the quarter ended September 30, 2002. The Company determined the fair value of the reporting unit using a discounted future returns valuation method.

(11)	Non-Cash Activity

     During the nine months ended September 30, 2003, the Company transferred $1.9 million of inventory at cost to rental equipment in connection with leasing arrangements with marine customers and sold previously leased marine rental equipment to a customer via a note agreement for $1.4 million. In addition, the Company financed $1.9 million of insurance costs through the execution of short-term notes payable. See further discussion at Note 13 of Notes to Unaudited Consolidated Financial Statements.

     In August 2002, the Company repurchased all of the 40,000 outstanding shares of its Series B Convertible Preferred Stock and all of the 15,000 outstanding shares of its Series C Convertible Preferred Stock (the “Preferred Stock”). In exchange for the Preferred Stock, the Company paid $30.0 million in cash at closing, issued a $31.0 million unsecured promissory note due May 7, 2004 and granted warrants to purchase 2,673,517 shares of the Company’s common stock at $8.00 per share through August 5, 2005. See further discussion at Note 18 of Notes to Unaudited Consolidated Financial Statements.

(12)	Loss per Common Share

     Basic loss per common share is computed by dividing net loss applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted loss per common share is determined on the assumption that outstanding dilutive stock options have been exercised and the aggregate proceeds were used to reacquire common stock using the average price of such common stock for the period. Basic and diluted loss per share are the same for the three months and nine months ended September 30, 2003 and 2002, as all potential common shares were anti-dilutive. In August 2002, the Company repurchased all the outstanding shares of Preferred Stock. As part of the repurchase the Company granted warrants to purchase 2,673,517 shares of the Company’s common stock at $8.00 per share through August 5, 2005. The warrants are considered anti-dilutive for all periods and are not included in the calculation of diluted loss per common share.

(13)	Long Term Debt and Lease Obligations

     In May 2003, the Company financed $0.5 million of insurance costs through the execution of a short-term note payable. The principal and interest are due on a monthly basis bearing an interest rate of 5.75%, with final payment due in February 2004. In August 2003, the Company financed an additional $1.4 million of insurance costs with similar terms except final payment is due in May 2004. The unpaid balance under these notes payable at September 30, 2003 was $1.5 million.

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

     In July 2002, in connection with the acquisition of AXIS, the Company entered into a $2.5 million three-year unsecured promissory note payable to the former shareholders of AXIS, bearing interest at 4.34% per year. Principal is payable in quarterly payments of $0.2 million plus interest, with final payment due in July 2005. The unpaid balance at September 30, 2003 was $1.7 million.

     In August 2001, the Company sold its corporate headquarters and manufacturing facility located in Stafford, Texas for $21.0 million. Simultaneous to the sale, the Company entered into a non-cancelable lease with the purchaser of the property. The lease has a twelve-year term with three consecutive options to extend the lease for five years each. The Company has no purchase option pursuant to the lease. As a result of the lease terms, the commitment was recorded as a twelve-year $21.0 million lease obligation with an implicit interest rate of 9.1%. The unpaid balance at September 30, 2003 was $19.1 million. The Company paid $1.7 million in commissions and professional fees, which have been recorded as deferred financing costs and are being amortized over the twelve-year term of the obligation. The Company failed to meet the tangible net worth requirements of this lease. Therefore, in the third quarter of 2003, the Company provided a letter of credit to the landlord of the property in the amount of $1.5 million. To secure the issuance of the letter of credit, the Company was required to deposit $1.5 million with the issuing bank. The deposit has been reflected as a long-term other asset.

     In January 2001, in connection with the acquisition of Pelton Company, Inc. (“Pelton”), the Company entered into a $3.0 million two-year unsecured promissory note payable to a former shareholder of Pelton, bearing interest at 8.5% per year. The note was paid in full in February 2003.

     A summary of future principal obligations under the notes payable and lease obligations is as follows (in thousands):

YEARS ENDED DECEMBER 31,

2003	$1,029
2004	18,696
2005	1,840
2006	1,473
2007	1,610
2008 and thereafter	13,584

Total	$38,232

(14)	Deferred Income Tax

     During the quarter ended September 30, 2002, the Company established an additional valuation allowance to fully reserve its net deferred tax assets and has continued to maintain a full valuation allowance. The Company’s net deferred assets are primarily net operating loss carryforwards. The establishment of this valuation allowance does not affect the Company’s ability to reduce future tax expense through utilization of prior years net operating losses. Income tax (benefit) expense of $(0.1) million and $0.2 million for the three months and nine months ended September 30, 2003, respectively, includes federal tax refunds of $0.6 million and $1.2 million, respectively, and state and foreign taxes as the Company continues to maintain a full valuation allowance for its net deferred tax assets. Additionally, the Company received foreign tax refunds of $1.7 million during the nine months ended September 30, 2003, which had been accrued as of December 31, 2002.

     The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” which places primary importance on the Company’s cumulative operating results in the most recent three-year period when assessing the need for a valuation allowance. Although management believes the Company’s results for those periods were heavily affected by both industry conditions and deliberate and planned business restructuring activities in response to the prolonged downturn in the seismic equipment market, as well as heavy expenditures on research and development technology, the Company’s cumulative loss in the most recent three-year period and the nine months ended September 30, 2003 represented sufficient negative evidence to establish an additional valuation allowance under the provisions of SFAS No. 109. The Company will maintain a full valuation allowance for its net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support reversal of the allowance.

(15)	Comprehensive Loss

     The components of comprehensive loss are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss	$(4,820)	$(31,400)	$(23,785)	$(113,355)
Foreign currency translation adjustment	24	(580)	1,807	3,065

Comprehensive loss	$(4,796)	$(31,980)	$(21,978)	$(110,290)

(16)	Acquisitions

     In July 2002, the Company acquired all of the outstanding capital stock of AXIS for $2.5 million of cash and issued a $2.5 million three-year unsecured promissory note. Under the terms of the agreement the Company was obligated to pay additional consideration to the former shareholders of AXIS at an amount equal to 33.33% of AXIS’ adjusted EBITDA for the years ended December 31, 2003, 2004 and 2005, exceeding a minimum threshold of $1.0 million. In August 2003, the Company paid $1.3 million in additional consideration to the former shareholders of AXIS to settle all future contingent obligations. This additional consideration was recorded as an increase to goodwill. AXIS is a seismic data service company based in Denver, Colorado, which provides specialized seismic data processing and integration services to major and independent exploration and production companies. The AXIS Interpretation-Ready Process™ (“IRP”) integrates seismic and subsurface geological data to provide customers more accurate and higher quality data that can result in improved reservoir characterizations.

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

     The acquisitions were accounted for by the purchase method, with the purchase price allocated to the fair value of assets purchased and liabilities assumed. The allocation of the purchase price, including related direct costs, for the acquisition of AXIS and S/N are as follows (in thousands):

	AXIS	S/N

Fair values of assets and liabilities
Net current assets	$395	$—
Property, plant and equipment	354	85
Intangible assets	1,142	603
Goodwill	4,563	—
Long-term liabilities	(224)	—

Total allocated purchase price	6,230	688
Less non-cash consideration - note payable	2,500	—
Less cash of acquired business	501	—

Cash paid for acquisition, net of cash acquired	$3,229	$688

     The consolidated results of operations of the Company include the results of AXIS and S/N from the date of acquisition. Pro-forma results prior to the acquisition date were not material to the Company’s consolidated results of operations. The intangible asset of AXIS relates to proprietary technology, which is being amortized over a 4-year period. The goodwill of AXIS was assigned to the digital land products reporting unit, a reporting unit within the Company’s Land segment.

(17)	Commitments and Contingencies

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

Balance at December 31, 2002	$2,914
Accruals for warranties issued during the period	2,024
Settlements made (in cash or in kind) during the period	(1,743)

Balance at September 30, 2003	$3,195

(18)	Repurchase of Series B and Series C Preferred Stock

     In August 2002, the Company repurchased all the outstanding shares of Preferred Stock from the holder, SCF-IV, L.P. (“SCF”), a Houston-based private equity fund specializing in oil service investments. In exchange for the Preferred Stock, the Company paid SCF $30.0 million in cash at closing, issued SCF a $31.0 million unsecured promissory note due May 7, 2004 and granted SCF warrants to purchase 2,673,517 shares of the Company’s common stock at $8.00 per share through August 5, 2005. The note bore interest at 8% per year until May 7, 2003, at which time the interest rate increased to 13%. The Company records interest on this note at an effective rate of approximately 11% per year. In May 2003, the Company paid $15.0 million of the outstanding note principal balance to SCF. See further discussion at Note 13 of Notes to Unaudited Consolidated Financial Statements.

     Under the terms of a registration rights agreement, SCF has the right to demand that the Company file a registration statement for the resale of the shares of Common Stock SCF acquires upon exercise of the warrants. Sales or the availability for sale of a substantial number of shares of Common Stock in the public market could adversely affect the market price for Common Stock. If the Company is acquired in a business combination pursuant to which the stockholders receive less than 60% of the aggregate consideration in the form of publicly traded common equity, then the holder of the warrants has the option to require the Company to acquire the warrants at their fair value as determined by the Black-Scholes valuation model as further refined by the terms of the warrant agreement. Because the Company may be required to repurchase the warrants in these limited circumstances, the warrants are classified as a current liability on the balance sheet and the Company records any change in value as a credit or charge to the consolidated statement of operations. The change in the fair value of the warrants from July 1, 2003 and September 30, 2003 resulted in a credit to income of approximately $1.8 million. The change in the fair value of the warrants between January 1, 2003 and September 30, 2003 resulted in a credit to income of approximately $1.0 million. The fair value of the warrants was $1.2 million at September 30, 2003. Fair value was determined using the Black-Scholes valuation model. The key variables used in valuing the warrants were contractually specified and were as follows: risk-free rate of return of Treasury notes having an approximate duration of the remaining term of the warrants and expected stock price volatility of 60%.

(19)	Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of this statement are effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 on January 1, 2003 and its adoption did not have a significant impact on the Company’s results of operations or financial position.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, and have been adopted by the Company for 2003. For all exit and disposal activities initiated on or before December 31, 2002, the Company has continued to follow EITF No. 94-3.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - and Amendment of FASB No. 123.” SFAS No. 148 amends FASB No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change in fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected to continue to follow the intrinsic value method of accounting prescribed by Accounting Principal Board Opinion No. 25. See Note 6 of Notes to Unaudited Consolidated Financial Statements for the pro forma results if the Company had adopted SFAS No. 123.

     In November 2002, the FASB issued Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others: an Interpretation of FASB Statements No. 5, 67, and 107 and Rescission of FASB Interpretation No. 34.” FIN No. 45 clarifies the requirements of FASB No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 did not have a significant impact on the Company’s results of operations or financial position.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this statement had no initial impact on the Company’s results of operations or financial position.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires a financial instrument within its scope to be classified as a liability. It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. These effective dates are not applicable to the provisions of paragraphs 9 and 10 of SFAS 150 as they apply to mandatorily redeemable noncontrolling interests, as the FASB has delayed these provisions indefinitely. The adoption of this statement had no initial impact on the Company’s results of operations or financial position.

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Summary Review and Outlook

     Seismic activity continues to reflect a challenging exploration environment; however, we believe that industry fundamentals will improve in the future as certain North American seismic contractors have recently announced increased capital expenditure plans when compared to 2003. In addition, oil companies continue to state that they lack an inventory of new drilling prospects and highlight their need for higher resolution subsurface images through new processing and acquisition techniques and their growing interest in various applications for multi-component seismic technology. We continue to see expansion from Chinese and Eastern European seismic contractors. In particular, Chinese seismic contractors are increasingly active not only within their own country, but also in other international areas. BGP, an international seismic contractor headquartered in China, purchased our first VectorSeis® System Four™ land acquisition system which we delivered in the first quarter of 2003. Our second VectorSeis System Four acquisition system was sold to international seismic contractor, headquartered in Poland.

     Our strategy in response to the current prevailing industry conditions remains three-fold. We seek to lower costs, increase flexibility and decrease research and development cycle time via outsourcing. Second, we plan to continue to focus on accelerating the adoption rate of VectorSeis technology in markets, including exploring new potential business models to capture additional value. Finally, we intend to broaden the VectorSeis product and service offering to include all phases of the oil field lifecycle, including production, by demonstrating the power of our products and services in optimizing hydrocarbon production.

     Through our outsourcing strategy, we seek to reduce both the unit cost of our products and our fixed cost structure, as well as to speedup our research and development cycle for non-core technologies. Moving forward we expect substantial cost savings through reduction of fixed and semi-variable costs resulting from recent facility closures. In July 2003, we completely exited our Alvin, Texas manufacturing facility. Additionally, we previously closed our Norwich, U.K. geophone stringing operation in the first quarter of 2003, with operations moved to our leased facility in Jebel Ali and outsourced to various partners. We continue to work with all of our outsourced manufacturing suppliers to reduce the unit costs of our products and to further reduce our fixed-cost structure.

     We have signed a memorandum of understanding for the formation of a strategic technology alliance with Apache Corporation, a leading independent oil and gas producer. The multi-year alliance contemplated by this memorandum of understanding will allow Apache and I/O to cooperate in accelerating the adoption of advanced seismic imaging technologies that will be used by Apache to more efficiently explore, develop and produce hydrocarbons from its global portfolio. Although the alliance covers additional I/O technologies, Apache and I/O plan to focus their initial efforts on the System Four land acquisition platform utilizing digital, full wave VectorSeis sensors and the AZIM™ processing technique for anisotropic subsurface imaging.

     Our alliance with Apache will enable us to work directly with a leading upstream oil and gas company to gain a better sense of its seismic challenges and opportunities and to use that knowledge to make recommendations regarding technology deployment. We believe this alliance represents a shift in our business model as oil companies align themselves with those who can deliver discernable bottom-line value through the appropriate deployment of technology.

Investment in Energy Virtual Partners, Inc.

     In April 2003, we invested approximately $3.0 million in Series B Preferred securities of Energy Virtual Partners, Inc. (“EVP”) for 22% of the outstanding ownership interests and 11% of the outstanding voting interests. EVP provided asset management services to large oil and gas companies to enhance the value of their oil and gas properties. Robert P. Peebler, our President and Chief Executive Officer, founded EVP in April 2001 and served as the President and Chief Executive Officer until joining I/O in March 2003. Mr. Peebler is currently the Chairman of EVP and holds a 23% ownership interest in EVP.

     During the second quarter, EVP failed to close two anticipated asset management agreements. Since that time, EVP has re-evaluated its business model and adequacy of capital. In August 2003, the Board of EVP voted to liquidate EVP as it was unable to present a clear and feasible business strategy. Therefore, in the second quarter we wrote our investment down to its approximate liquidation value of $1.0 million, resulting in a charge against earnings of $2.0 million. Our share of the final liquidation payment is expected to be distributed in the fourth quarter of 2003. In order to avoid any potential conflict of interest concerns, Mr. Peebler has suggested and we have agreed that all proceeds he receives from the liquidation of EVP will be paid to us. This amount has been included in our estimate of liquidation value.

Results of Operations

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

     Net Sales: Net sales of $30.3 million for the three months ended September 30, 2003 increased $1.8 million, or 6%, compared to the corresponding period last year. Our Land division’s net sales increased $6.3 million, or 38%, to $22.7 million. The increase is due to an increase in land seismic activity with our non-Western contractors. Our Marine division’s net sales decreased $4.5 million, or 37%, to $7.6 million compared to the prior year. Our marine sales were lower than we anticipated due to the loss of an expected sale after the customer failed to be awarded an expected survey. See further discussion at Note 8 of Notes to Unaudited Consolidated Financial Statements.

     Cost of Sales: Cost of sales of $24.8 million for the three months ended September 30, 2003 increased $0.1 million compared to the corresponding period last year. Cost of sales of our Land and Marine divisions were $19.5 million and $5.3 million, respectively. Cost of sales in the current quarter increased as a result of the increase in sales activity in our Land division. Cost of sales was negatively affected by $0.3 million and $3.8 million of inventory related charges for the three months ended September 30, 2003 and 2002, respectively. See further discussion of inventory related charges at Note 8 of Notes to Unaudited Consolidated Financial Statements.

     Gross Profit and Gross Profit Percentage: Gross profit of $5.5 million for the three months ended September 30, 2003 increased $1.7 million, or 45%, compared to the corresponding period last year. Gross profit percentage for the three months ended September 30, 2003 was 18% compared to 13% in the prior year. The gross profit percentage for the three months ended September 30, 2003 is due primarily to our sales mix during the period. A large percentage of our sales during the period were represented by our analog acquisition systems and vibrators, which typically demand lower margins when compared to our other products. Gross profit was negatively affected by $0.3 million and $3.8 million of inventory related charges for the three months ended September 30, 2003 and 2002, respectively. See further discussion at Note 8 of Notes to Unaudited Consolidated Financial Statements.

     Research and Development: Research and development expense of $4.5 million for the three months ended September 30, 2003 decreased $2.3 million, or 34%, compared to the corresponding period last year. This decrease primarily reflects reduced staffing levels, the cancellation of our marine solid streamer project and the entrance into the commercial phase of our VectorSeis System Four land acquisition system. Included in research and development expense are severance costs of $0.4 million for the three months ended September 30, 2003, which there were no corresponding charges for the three months ended September 30, 2002. See further discussion at Note 2 of Notes to Unaudited Consolidated Financial Statements.

     Marketing and Sales: Marketing and sales expense of $3.0 million for the three months ended September 30, 2003 increased $0.4 million, or 15%, compared to the corresponding period last year. The increase is primarily related to higher sales and commissions on those sales and the opening of our sales representative office in Beijing, China. We are in the process of opening a sales representative office in Moscow, Russia and expect marketing and sales expenses to increase further.

     General and Administrative: General and administrative expense of $4.4 million for the three months ended September 30, 2003 decreased $1.0 million, or 19%, compared to the corresponding period last year. The decrease in general and administrative expense is primarily attributable to reductions in personnel and a reduction in bad debt expense. Bad debt expense for the three months ended September 30, 2003 was a credit of $(0.3) million due to the collection of previously reserved notes receivables, compared to $0.7 million for the three months ended September 30, 2002 which primarily related to the non-payment of certain invoices by one of our in-well reservoir customers. This decrease in general and administrative expense was partially offset by facility related costs associated with our Alvin, Texas facility. As further discussed at Note 3 to Notes of Unaudited Consolidated Financial Statements we vacated this manufacturing facility in July 2003. Prior to the third quarter of 2003, such costs were reflected in costs of sales.

     Amortization of Intangibles: Amortization of intangibles of $0.3 million for the three months ended September 30, 2003 decreased $0.1 million, or 32%, compared to the corresponding period last year due to certain intangible assets becoming fully amortized between the periods and the impairment of intangibles associated with our solid streamer project which was cancelled in the first quarter of 2003.

     Impairment of Long-Lived Assets: Impairment of long-lived assets of $5.9 million for the three months ended September 30, 2002 primarily relates to the impairment of our Alvin, Texas manufacturing facility and certain related manufacturing equipment. The impairment was triggered by the announced closure of the facility. There was no corresponding charge during the three months ended September 30, 2003. See further discussion at Note 4 of Notes to Unaudited Consolidated Financial Statements.

     Goodwill Impairment: Goodwill impairment of $15.1 million for the three months ended September 30, 2002 relates to the impairment of goodwill of our analog land products reporting unit. There was no corresponding charge during the three months ended September 30, 2003. See further discussion at Note 10 of Notes to Unaudited Consolidated Financial Statements.

     Net Interest and Other Income (Expense): Total net interest and other income (expense) of $0.2 million for the three months ended September 30, 2003 decreased $1.1 million compared to the corresponding period last year. Interest expense decreased due to the repayment of $15.0 million of the SCF note in May 2003. Interest income decreased due to a decline in our cash balances and short-term interest rates, partially offset by an increase in our notes receivables. The increase in other income is primarily due to fluctuations in exchange rates and a gain on sale of assets as we completed the auction of equipment related to our vacated Alvin, Texas manufacturing facility.

     Fair Value Adjustment of Warrant Obligation: The fair value adjustment of the warrant obligation totaling $1.8 million is due to a change in the fair value between July 1, 2003 and September 30, 2003 of the common stock warrants, as previously discussed in Note 18 of Notes to Unaudited Consolidated Financial Statements. An adjustment of $2.3 million was recorded for the three months ended September 30, 2002.

     Income Tax (Benefit) Expense: Income tax benefit of $0.1 million for the three months ended September 30, 2003 increased $0.3 million compared to the corresponding period last year. Income tax benefit for the three months ended September 30, 2003 reflects a federal tax refund of $0.6 million, partially offset by state and foreign taxes as we continue to maintain a full valuation allowance for our net deferred tax assets. Income tax expense for the three months ended September 30, 2002 includes state and foreign taxes.

     Preferred Stock Dividend: Preferred stock dividend credit of $2.0 million for the three months ended September 30, 2002 related to previously outstanding Series B and Series C Preferred Stock (the “Preferred Stock”). As discussed in Note 18 of Notes to Unaudited Consolidated Financial Statements, we repurchased the Preferred Stock on August 6, 2002. As a result, there were no preferred stock dividends for the three months ended September 30, 2003. The preferred stock dividend credit for the three months ended September 30, 2002 is due to the difference in the fair value of the consideration granted to the holder and our carrying value of the Preferred Stock at the time of the repurchase, partially offset by dividend payments made prior to the repurchase.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

     Net Sales: Net sales of $106.0 million for the nine months ended September 30, 2003 increased $24.4 million or 30%, compared to the corresponding period last year. The increase is primarily due to an increase in land seismic activity with our non-Western contractors. Our Land division’s net sales increased $34.0 million, or 76%, to $78.9 million compared to $44.9 million in the corresponding period of last year. Our Marine division’s net sales decreased $9.6 million, or 26%, to $27.1 million compared to $36.7 million in the corresponding period of last year.

     Cost of Sales: Cost of sales of $88.6 million for the nine months ended September 30, 2003 increased $20.2 million, or 30%, compared to the corresponding period last year. Cost of sales of our Land and Marine divisions were $68.9 million and $19.7 million, respectively. Cost of sales in the current period increased as a result of the increase in sales activity in our Land division and a charge of $2.5 million related to the write-down of rental equipment associated with our first generation radio-based VectorSeis land acquisition systems to its net realizable value. See further discussion of this write-down in Note 4 of Notes to Unaudited Consolidated Financial Statements. Included in cost of sales for the nine months ended September 30, 2003 is $0.7 million of severance costs compared to $0.9 million for the nine months ended September 30, 2002. Cost of sales was negatively affected by $0.6 million and $3.8 million of inventory related charges for the nine months ended September 30, 2003 and 2002, respectively. See further discussion of severance costs at Note 2 and inventory related charges at Note 8 of Notes to Unaudited Consolidated Financial Statements.

     Gross Profit and Gross Profit Percentage: Gross profit of $17.5 million for the nine months ended September 30, 2003 increased $4.2 million, or 32%, compared to the corresponding period last year. Gross profit percentage for the nine months ended September 30, 2003 and 2002 were both 16%. The low gross profit percentage for the nine months ended September 30, 2003 is due in part to a charge of $2.5 million related to the write-down of rental equipment associated with our first generation radio-based VectorSeis land acquisition systems to its net realizable value. See further discussion of this write-down at Note 4 of Notes to Unaudited Consolidated Financial Statements. Gross profit percentage for the nine months ended September 30, 2003 was also negatively impacted by the first sale of our VectorSeis System Four land acquisition system, which resulted in a discounted margin at a special introductory price, an increase in our analog acquisition system sales during the nine months ended September 30, 2003 which typically demand lower margins when compared to our other products and inventory related charges of $0.6 million. Inventory related charges for the nine months ended September 30, 2002 were $3.8 million. See further discussion at Note 8 of Notes to Unaudited Consolidated Financial Statements.

     Research and Development: Research and development expense of $14.9 million for the nine months ended September 30, 2003 decreased $7.5 million, or 33%, compared to the corresponding period last year. This decrease primarily reflects reduced staffing levels, the cancellation of our marine solid streamer project, the entrance into the commercial phase of our VectorSeis System Four land acquisition system and a reduction of rent expense primarily associated with our vacated Austin, Texas software development facility. For the nine months ended September 30, 2002, we incurred charges of $1.4 million relating to the closure of our Austin, Texas development facility. Included in research and development expense are severance costs of $0.5 million for both the nine months ended September 30, 2003 and 2002. See further discussion at Note 2 of Notes to Unaudited Consolidated Financial Statements. For the nine months ended September 30, 2003, we incurred $0.2 million of expenses related to the cancellation of our solid streamer project within the Marine segment. See further discussion at Note 4 of Notes to Unaudited Consolidated Financial Statements.

     Marketing and Sales: Marketing and sales expense of $8.9 million for the nine months ended September 30, 2003 increased $0.9 million, or 12%, compared to the corresponding period last year. The increase is primarily related to higher sales and commissions on sales and due to the opening of our sales representative office in Beijing, China. We are in the process of opening a sales representative office in Moscow, Russia and expect marketing and sales expenses to increase further.

     General and Administrative: General and administrative expense of $13.8 million for the nine months ended September 30, 2003 decreased $0.9 million, or 6%, compared to the corresponding period last year. The decrease in general and administrative expense is primarily attributable to reductions in personnel, a reduction in bad debt expense due to the collections of previously reserved notes receivable and a $0.7 million credit related to cancellation of unvested restricted stock. This decrease was partially offset by severance costs of $0.8 million compared to $0.2 million for the same period last year, $0.4 million of moving costs associated with vacating our Alvin, Texas facility and the inclusion of AXIS, which was acquired in July 2002. The severance costs and the cancellation of unvested restricted stock primarily relate to the employment contracts of our former President and Chief Executive Officer, Chief Operating Officer and Vice President of Business Development. See further discussion of severance costs at Note 2 of Notes to Unaudited Consolidated Financial Statements.

     Amortization of Intangibles: Amortization of intangibles of $0.8 million for the nine months ended September 30, 2003 decreased $0.2 million, or 20%, compared to the corresponding period last year due to certain intangible assets becoming fully amortized between the periods and the impairment of intangibles associated with our solid streamer project which was cancelled in the first quarter of 2003. This decrease was partially offset by amortization of intangible assets acquired as part of the AXIS acquisition.

     Impairment of Long-Lived Assets: Impairment of long-lived assets of $1.1 million for the nine months ended September 30, 2003 relates to the cancellation of our solid streamer project within the Marine segment in the first quarter of 2003. Impairment of long-lived assets of $5.9 million for the nine months ended September 30, 2002 primarily relates to the impairment of our Alvin, Texas manufacturing facility and certain related manufacturing equipment. The impairment was triggered by the announced closure of the facility. See further discussion at Note 4 of Notes to Unaudited Consolidated Financial Statements.

     Goodwill Impairment: Goodwill impairment of $15.1 million for the nine months ended September 30, 2002 relates to the impairment of goodwill of our analog land products reporting unit. There was no corresponding charge during the nine months ended September 30, 2003. See further discussion at Note 10 of Notes to Unaudited Consolidated Financial Statements.

     Net Interest and Other Income (Expense): Total net interest and other income (expense) of $0.5 million for the nine months ended September 30, 2003 decreased $0.3 million compared to the corresponding period last year. Interest expense increased primarily due to the issuance of the $31.0 million SCF promissory note. In May 2003 we repaid $15.0 million of the SCF note, recording the excess accrued interest of $0.3 million as an adjustment to interest expense. The excess accrued interest represents the recorded but unpaid interest on the note at its effective rate of approximately 11%, compared to the note’s initial stated rate of 8%. In May 2003, the stated rate increased from 8% to 13%. See further discussion at Note 13 of Notes to Unaudited Consolidated Financial Statements. Interest income decreased due to a decline in our cash balances and short-term interest rates, partially offset by an increase in our notes receivables. The increase in other income is primarily due to fluctuations in exchange rates and a gain on sale of assets as we completed the auction of equipment related to our vacated Alvin, Texas manufacturing facility.

     Fair Value Adjustment of Warrant Obligation: The fair value adjustment of the warrant obligation totaling $1.0 million is due to a change in the fair value between January 1, 2003 and September 30, 2003 of the common stock warrants, as previously discussed in Note 18 of Notes to Unaudited Consolidated Financial Statements. An adjustment of $2.3 million was recorded for the nine months ended September 30, 2002.

     Impairment of Investment: Impairment of investment of $2.0 million for the nine months ended September 30, 2003 relates to our write-down of our investment in Energy Virtual Partners, Inc. to its approximate liquidation value of $1.0 million. See further discussion at Note 5 of Notes to the Unaudited Consolidated Financial Statements.

     Income Tax Expense: Income tax expense of $0.2 million for the nine months ended September 30, 2003 decreased $60.8 million compared to the corresponding period last year. Income tax expense for the nine months ended September 30, 2003 reflects state and foreign taxes as the Company continues to maintain a full valuation allowance for its net deferred tax assets, partially offset by federal tax refunds of $1.2 million. In the second quarter of 2002 we began to fully reserve for our net deferred tax assets, which resulted in a net charge to income tax expense of $60.0 million during that period.

     Preferred Stock Dividend: Preferred stock dividend of $0.9 million for the nine months ended September 30, 2002 are related to previously outstanding Preferred Stock. As discussed in Note 18 of Notes to Unaudited Consolidated Financial Statements, we repurchased the Preferred Stock on August 6, 2002. As a result, there were no preferred stock dividends for the nine months ended September 30, 2003. The preferred stock dividend for the nine months ended September 30, 2002 includes a preferred stock dividend credit of $2.5 million which represents the difference in the fair value of the consideration granted to the holder and our carrying value of the Preferred Stock at the time of the repurchase.

Liquidity and Capital Resources

     We have typically financed operations from internally generated cash and funds from equity financings. Cash and cash equivalents were $29.1 million at September 30, 2003, a decrease of $48.0 million, or 62%, compared to December 31, 2002. This decrease is primarily due to net cash used in operating activities of $24.3 million, the pay down of the SCF promissory note of $15.0 million in May 2003 and other scheduled debt repayments of $2.2 million. The net cash used in operating activities is mainly due to an increase in accounts receivables, an increase in our inventory and a decrease in our accounts payable and accrued expenses. The increase in our accounts receivable is primarily due to a continued shift in our sales to foreign customers, which historically have been slower to pay.

     Cash used in investing activities was $6.8 million for the nine months ended September 30, 2003, which is comparable to the corresponding period one year ago. The principal investing activities were $2.9 million relating to capital expenditure projects, $3.0 million related to the investment in EVP in April 2003 and $1.3 million of additional consideration paid to the former shareholders of AXIS to settle all future contingent obligations. See further discussion of our investment in EVP at Note 5 and the additional consideration paid to the former shareholders of AXIS at Note 16 of Notes to Unaudited Consolidated Financial Statements. Planned capital expenditures for the remainder of 2003 are approximately $1.6 million.

     Cash used in financing activities was $18.2 million for the nine months ended September 30, 2003, a decrease of $12.1 million compared to the nine months ended September 30, 2002. The principal use of cash was $17.2 million on the repayment of long-term debt of which $15.0 million related to the pay down of the SCF promissory note in May 2003. As discussed in Note 13 of Notes to Unaudited Consolidated Financial Statements, we have not met the tangible net worth requirements of our twelve-year lease obligation. Therefore, in the third quarter of 2003, we provided a letter of credit to the landlord of the property in the amount of $1.5 million. To secure the issuance of the letter of credit, we were required to deposit $1.5 million with the issuing bank. This letter of credit will remain outstanding until we are in compliance with the tangible net worth requirements for eight consecutive quarters or until the expiration of the eighth year of the lease, which is in 2009.

     Our most significant use of cash over the next nine months will be the requirement to repay the $16.0 million unsecured SCF promissory note due in May 2004. In May 2003, the interest rate related to this note increased from 8% to 13%. We are currently evaluating our alternatives regarding this note, which may include refinancing or paying down the remaining outstanding note balance through use of our existing cash balances, or a combination of both. Under the SCF note we are required to maintain ratio of debt to total capitalization that does not exceed 0.35 to 1.00; provided, however, we are permitted to maintain a ratio greater than 0.35 to 1.00 so long as our unrestricted cash is greater than or equal to the remaining outstanding principal amount on this note. At September 30, 2003 our ratio of debt to total capitalization, as defined in the note agreement, was 0.13.

     At September 30, 2003 we had a commitment to purchase certain marine equipment for $3.0 million, which was subsequently purchased in October 2003. We entered this non-cancelable purchase commitment for an anticipated sale. However, the potential customer ceased negotiations to purchase this inventory when they were not awarded an expected survey. We currently expect to sell a portion of this inventory in the fourth quarter of 2003, with the remainder of this inventory being sold throughout 2004.

     Based upon management’s internal revenue forecast, our liquidity requirements in the near term and our projected increase in seismic activity primarily outside of North America, we currently believe the combination of existing working capital of $74.1 million at September 30, 2003, including current cash on hand of $29.1 million, will be adequate to meet our anticipated capital and liquidity requirements for the near term. However, there is increasing risk that our collections cycle will further lengthen as we anticipate a larger percentage of our sales will be to foreign customers, particularly in China and the Commonwealth of Independent States (CIS). Our internal revenue forecast and our projected increase in seismic activity may not materialize. Therefore, we cannot assure you that our sources of cash will be able to support our capital requirements, and we may be required to issue additional debt or equity securities. Also we cannot assure you that we would be able to issue additional equity or debt securities in the future on terms that are acceptable to us or at all.

Critical Accounting Policies

     Refer to our Annual Report on Form 10-K for the year ended December 31, 2002 for a complete discussion of our critical accounting policies. We have made no material changes in the current period regarding these critical accounting policies except as related to our investment in Energy Virtual Partners, Inc.

     We account for investment in EVP under the cost method and we review the investment for impairment when we estimate that the fair value of our investment has fallen below the current carrying amount. When we deem the decline to be other than temporary, we record an impairment charge for the difference between the investment’s carrying value and its estimated fair value at the time. Since the time of our investment, EVP failed to close two anticipated asset management agreements and has therefore re-evaluated its business model and adequacy of capital. The Board of EVP voted to liquidate EVP as it was unable to present a clear and feasible business strategy. As a result, we wrote-down our investment in EVP to its approximate fair value of $1.0 million. This fair value represents our best estimate of the expected liquidation payout.

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

     In addition, products as complex as those we offer sometimes contain undetected errors or bugs when first introduced that, despite our rigorous testing program, are not discovered until the product is purchased and used by a customer. If our customers deploy our new products and they do not work correctly, our relationship with our customers may be materially and adversely affected. We cannot assure you that errors will not be found in future releases of our products, or that these errors will not impair the market acceptance of our products. If our customers do not accept our new products as rapidly as we anticipate, our business, our results of operations and financial condition may be materially and adversely affected.

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

     Our outsourcing relationships may require us to purchase inventory when demand for products produced by third-party manufacturers is low. Under many of our outsourcing arrangements, our manufacturing partners purchase agreed upon inventory levels to meet our forecasted demand. If demand proves to be less than we originally forecasted, our manufacturing partners have the right to require us to purchase any excess or obsolete inventory. Should we be required to purchase inventory pursuant to these provisions, we may be required to expend large sums of cash for inventory that we may never utilize. Such purchases could materially and adversely effect our results of operations and financial condition.

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

     We derive a substantial amount of our revenues from foreign sales, which pose additional risks. Sales to customers outside of North America accounted for approximately 79% of our consolidated net sales for the nine months ended September 30, 2003, and we believe that export sales will remain a significant percentage of our revenue. United States export restrictions affect the types and specifications of products we can export. Additionally, to complete certain sales, United States laws may require us to obtain export licenses and we cannot assure you that we will not experience difficulty in obtaining such licenses. Operations and sales in countries other than the United States are subject to various risks peculiar to each country. With respect to any particular country, these risks may include:

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

     The rapid pace of technological change in the seismic industry requires us to make substantial research and development expenditures and could make our products obsolete. The markets for our products are characterized by rapidly changing technology and frequent product introductions. We must invest substantial capital to maintain our leading edge in technology with no assurance that we will receive an adequate rate of return on such investments. If we are unable to develop and produce successfully and timely new and enhanced products, we will be unable to compete in the future and our business, our results of operations and financial condition will be materially and adversely affected.

     Competition from sellers of seismic data acquisition systems and equipment is intensifying and could adversely affect our results of operations and financial condition. Our industry is highly competitive. Our competitors have been consolidating into better-financed companies with broader product lines. Certain of our competitors are affiliated with seismic contractors, which forecloses a portion of the market to us. Some of our competitors have greater name recognition, more extensive engineering, manufacturing and marketing capabilities, and greater financial, technical and personnel resources than those available to us.

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

     Large fluctuations in our sales and gross margin can result in operating losses. As our products are technologically complex, we experience a very long sales cycle. In addition, the revenues from any particular sale can vary greatly from our expectations due to changes in customer requirements. These factors create substantial fluctuations in our net sales from period to period. Variability in our gross margins compound the uncertainty associated with our sales cycle. Our gross margins are affected by the following factors:

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

     Significant payment defaults under extended financing arrangements could adversely affect us. We often sell to customers on extended-term arrangements. Significant payment defaults by customers could have a material adverse effect on our results of operations and financial condition.

     Our operations are subject to numerous government regulations, which could adversely limit our operating flexibility. Our operations are subject to laws, regulations, government policies and product certification requirements worldwide. Changes in such laws, regulations, policies or requirements could affect the demand for our products or result in the need to modify products, which may involve substantial costs or delays in sales and could have an adverse effect on our future operating results. Certain countries are subject to restrictions, sanctions and embargoes imposed by the United States government. These restrictions, sanctions and embargoes prohibit or limit us from participating in certain business activities in those countries. In addition, changes in governmental regulations applicable to our customers may reduce demand for our products. For instance, regulations regarding the protection of marine mammals in the Gulf of Mexico may reduce demand for our airguns and other marine products.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

     We may, from time to time, be exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We traditionally have not entered into significant derivative or other financial instruments other than as described below. We are not currently a borrower under any material credit arrangements which feature fluctuating interest rates. We are subject to exposure from fluctuations in foreign currencies.

     As part of the repurchase of our outstanding Preferred Stock, we granted warrants to purchase 2,673,517 shares of our common stock at $8.00 per share through August 5, 2005. A $1 increase in our common stock price at September 30, 2003, would have increased the fair value of warrants resulting in an increase to our net loss of approximately $1.0 million or $(.02) per common share. A $1 decrease in our common stock price at September 30, 2003, would have decreased the fair value of warrants resulting in a decrease to our net loss of approximately $0.7 million or $.01 per common share. The fair value of the warrants was determined using the Black-Scholes valuation model. The key variables used in valuing the warrants were contractually specified and were as follows: risk-free rate of return of Treasury notes having an approximate duration of the remaining term of the warrants and expected stock price volatility of 60%.

ITEM 4. Controls and Procedures

     Our Chief Executive Officer and Chief Administrative Officer (the “Certifying Officers”) have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Exchange Act) as of November 11, 2003 and concluded that those disclosures controls and procedures are effective.

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

     (b)  Reports on Form 8-K.

     On July 30, 2003 we filed a Current Report on Form 8-K reporting under Item 7. Financial Statements and Exhibits and Item 9. Information Provided under Item 12 (Results of Operations and Financial Condition) the issuance of a press release announcing financial results for the fiscal quarter ended June 30, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Stafford, State of Texas, on November 11, 2003.

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