Form 10-Q/A
period 2003-06-30
INPUT OUTPUT INC
filed 2003-12-18
CIK 866609

FORM 10-Q/A

(Amendment No. 1 to Form 10-Q)

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2003

[  ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

Commission File No. 1-12691

Input/Output, Inc.

(Exact Name of Registrant As Specified In Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	22-2286646 (I.R.S. Employer Identification No.)
12300 Parc Crest Drive Stafford, Texas (Address of Principal Executive Offices)	77477 (Zip Code)

(281) 933-3339
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [x] No [  ]

At July 31, 2003 there were 51,220,334 shares of Common Stock, $0.10 par value per share, outstanding.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION
ITEM 4. Controls and procedures
PART II — OTHER INFORMATION
ITEM 6. Exhibits and reports on Form 8-K
SIGNATURE
EXHIBIT INDEX
Cert.of President & CEO Pursuant to Section 302
Cert.of VP, CAO & Secretary Pursuant to Sec.302
Cert.of President & CEO Pursuant to Section 906
Cert.of VP, CAO & Secretary Pursuant to Sec.906

EXPLANATORY NOTE

     This Form 10-Q/A is being filed to amend and restate Item 4 of Part I of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, which was filed with the Securities and Exchange Commission on August 7, 2003. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are being filed as exhibits to this Form 10-Q/A under Item 6 of Part II hereof.

     For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Exchange Act, each item of the Company’s Current Report on Form 10-Q for the quarterly period ended June 30, 2003 that was affected by this amendment, has been amended and restated in its entirety. No attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the original Form 10-Q except as required to reflect such amendments.

PART I — FINANCIAL INFORMATION

ITEM 4. Controls and procedures

     An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2003. Based upon that evaluation, our chief executive officer and our chief administrative officer (who functions as our principal financial officer) concluded that our disclosure controls and procedures were effective as of June 30, 2003. In addition, there was no change in our internal control over financial reporting during the quarterly period ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 6. Exhibits and reports on Form 8-K

     (a) Exhibits.

Exhibit
Number	Description

10.28*	Employment Agreement by and between the Company and Jorge Machnizh, dated as of April 23, 2003.

31.1	Certification of Robert P. Peebler, President and Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Brad Eastman, Vice President, Chief Administrative Officer and Secretary, under Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Robert P. Peebler, President and Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Brad Eastman, Vice President, Chief Administrative Officer and Secretary, under Section 906 of the Sarbanes-Oxley Act.

*	Previously filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2003.

     (b) Reports on Form 8-K.

     On April 17, 2003, we filed a Current Report on Form 8-K reporting under Item 5. “Other Events and Regulation FD Disclosure” the completion of the previously announced transaction to invest $3.0 million in Series B Preferred securities of Energy Virtual Partners, LP and its affiliated corporation (together, “EVP”).

     On April 25, 2003, we furnished a Current Report on Form 8-K reporting under Item 7. “Financial Statements and Exhibits” and Item 9. “Information Provided under Item 12 (Results of

Operations and Financial Condition)” the issuance of a press release announcing financial results for the fiscal quarter ended March 31, 2003.

     On May 13, 2003, we furnished a Current Report on Form 8-K reporting under Item 7. “Financial Statements and Exhibits” and Item 9. “Information Provided under Item 12 (Results of Operations and Financial Condition)” the issuance of a press release re-announcing financial results for the fiscal quarter ended March 31, 2003.

SIGNATURE

     Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this Form 10-Q/A (Amendment No. 1 to the Form 10-Q) to be signed on its behalf by the undersigned, thereunto duly authorized.

INPUT/OUTPUT, INC. (Registrant)

/s/ Brad Eastman

Brad Eastman Vice President, Chief Administrative Officer and Secretary

Date: December 18, 2003

EXHIBIT INDEX

Exhibit
Number	Description

10.28*	Employment Agreement by and between the Company and Jorge Machnizh, dated as of April 23, 2003.

31.1	Certification of Robert P. Peebler, President and Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Brad Eastman, Vice President, Chief Administrative Officer and Secretary, under Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Robert P. Peebler, President and Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Brad Eastman, Vice President, Chief Administrative Officer and Secretary, under Section 906 of the Sarbanes-Oxley Act.

*	Previously filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2003.