Form 10-Q/A
period 2003-09-30
INPUT OUTPUT INC
filed 2003-12-18
CIK 866609

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

Yes ☒ No ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

At October 31, 2003, there were 51,245,334 shares of Common Stock, $0.10 par value per share, outstanding.

TABLE OF CONTENTS

EXPLANATORY NOTE
PART I — FINANCIAL INFORMATION
ITEM 4. Controls and procedures
PART II — OTHER INFORMATION
ITEM 6. Exhibits and reports on Form 8-K
SIGNATURE
EXHIBIT INDEX
Cert.of President & CEO Pursuant to Section 302
Cert.of VP, CAO & Secretary Pursuant to Sec.302
Cert.of President & CEO Pursuant to Section 906
Cert.of VP, CAO & Secretary Pursuant to Sec.906

EXPLANATORY NOTE

     This Form 10-Q/A is being filed to amend and restate Item 4 of Part I of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, which was filed with the Securities and Exchange Commission on November 12, 2003. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are being filed as exhibits to this Form 10-Q/A under Item 6 of Part II hereof.

     For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Exchange Act, each item of the Company’s Current Report on Form 10-Q for the quarterly period ended September 30, 2003 that was affected by this amendment, has been amended and restated in its entirety. No attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the original Form 10-Q except as required to reflect such amendments.

PART I — FINANCIAL INFORMATION

ITEM 4. Controls and procedures

     An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2003. Based upon that evaluation, our chief executive officer and our chief administrative officer (who functions as our principal financial officer) concluded that our disclosure controls and procedures were effective as of September 30, 2003. In addition, there was no change in our internal control over financial reporting during the quarterly period ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

          (b)      Reports on Form 8-K.

     On July 30, 2003, we furnished a Current Report on Form 8-K reporting under Item 7. “Financial Statements and Exhibits” and Item 9. “Information Provided under Item 12 (Results of Operations and Financial Condition)” the issuance of a press release announcing financial results for the fiscal quarter ended June 30, 2003.

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