Form 10-K
period 2003-12-31
INPUT OUTPUT INC
filed 2004-03-12
CIK 866609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

For Annual and Transition Reports
Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-12691

Input/ Output, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	22-2286646 (I.R.S. Employer Identification No.)
12300 Parc Crest Drive
Stafford, Texas 77477
(Address of Principal Executive Offices, Including Zip Code)

(281) 933-3339

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 par value	New York Stock Exchange
Rights to Purchase Series A Preferred Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

      Aggregate market value of the voting stock held by non-affiliates of the registrant: approximately $243.4 million as of June 30, 2003.

      Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: common stock, $.01 par value, 53,106,079 shares outstanding as of March 2, 2004.

      Portions of the registrant’s definitive proxy statement for its 2004 annual meeting of stockholders are incorporated by reference into Part III hereof.

PART I

      PRELIMINARY NOTE: This Annual Report on Form 10-K contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements should be read in conjunction with the cautionary statements and other important factors included in this Form 10-K. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors for a description of important factors which could cause actual results to differ materially from those contained in the forward-looking statements.

Item 1.	Business

Introduction

      In this Annual Report on Form 10-K, “Input/Output,” “I/O,” “company,” “we,” “our,” “ours” and “us” refer to Input/Output, Inc. and its consolidated subsidiaries, except where the context otherwise requires or as otherwise indicated.

      The information contained in this Annual Report on Form 10-K contains references to trademarks, service marks and registered marks of Input/Output and our subsidiaries, as indicated. Except where stated otherwise or unless the context otherwise requires, the terms “VectorSeis,” “Tescorp,” “DigiCourse” and “VectorSeis System Four” refer to our VectorSeis®, Tescorp®, DigiCourse® and VectorSeis System Four® registered marks, and the terms “AZIM,” “True Digital,” “DigiShot,” “DigiRANGE II,” “Applied MEMS,” “MRX,” “RSR,” “Vib Pro” and “Image” refer to our AZIMTM, True DigitalTM, DigiShotTM, DigiRANGE IITM, Applied MEMSTM, MRXTM, RSRTM, Vib ProTM and ImageTM trademarks and service marks.

      We are a leading provider of seismic acquisition imaging technology for exploration, production and reservoir monitoring in land and marine, as well as shallow water and marsh environments. We offer a full suite of related products and services for seismic data acquisition and processing, including products incorporating traditional analog technologies and products incorporating our proprietary VectorSeis and True Digital technology.

      Our VectorSeis platform is based on a multi-component digital sensor incorporating a unique micro-electro-mechanical systems (MEMS) based accelerometer, or measuring device, that we design and manufacture. MEMS are micromachined mechanical and electromechanical elements, sensors and electronics integrated on a single silicon chip using techniques similar to traditional integrated circuit process technology. Each of our MEMS-based accelerometers is then combined with a specially designed application-specific integrated circuit (ASIC) microchip that converts analog signals from the MEMS accelerometer into digital signals, thereby becoming a digital “sensor.” Each combined MEMS accelerometer/ ASIC emits a signal, or “component,” and three of them are mounted on one element, which we refer to as multi-component digital sensors. Compared to traditional seismic technologies, we believe that our VectorSeis platform offers improved seismic data quality and operational efficiency and the potential to substantially improve finding and development economics.

      Our data acquisition products are well suited for both traditional three-dimensional (3-D) and four-dimensional (4-D) data collection techniques, as well as more advanced multi-component data collection techniques. Our strategy is to be the leading company in delivering cost-effective imaging technology that we believe will improve exploration and production economics for the energy industry.

      Our executive headquarters are located at 12300 Parc Crest Drive, Stafford, Texas 77477. Our telephone number is (281) 933-3339. Our home page on the Internet is www.i-o.com. We make our website content available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Form 10-K.

      In portions of this Form 10-K, we incorporate by reference information from parts of other documents filed with the Securities and Exchange Commission (SEC). The SEC allows us to disclose important information by referring to it in this manner, and you should review this information. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statement for our annual shareholders’ meeting, as well as any amendments to those reports, available free of charge through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You can learn more about us by reviewing our SEC filings on our website. Our SEC reports can be accessed through the investor relations page of our website, namely www.i-o.com/ About  us/ Investor  Relations/. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including our company.

Seismic Industry Overview

      Oil and gas companies have traditionally used seismic data to reduce exploration risk by creating an image of the subsurface. Typically, an oil and gas company will contract with a geophysical contracting company to acquire data in a selected area. After collection, either the geophysical contractor or another data processor will process the data with algorithms designed to create an image. Finally, a geoscientist interprets the data by reviewing the image and integrating known facts about the surrounding geology.

      Two principal factors have affected demand for seismic data by oil and gas companies in recent years: the maturation of 3-D data collection technology and the business model adopted by geophysical contractors to leverage large fixed investments in equipment. Advances in computing power made commercial collection of 3-D seismic data possible in the 1980s. Oil and gas companies reacted to the availability of 3-D data by sharply increasing demand for seismic data during the 1990s. However, without further advances in imaging technology, oil and gas companies have not had a compelling reason to continue purchasing seismic surveys at the same high rate. Much of the demand for conventional analog 3-D seismic surveys currently comes from areas where use of the technology was not quickly adopted, such as China and the Commonwealth of Independent States (CIS). In an effort to achieve higher utilization of large investments in equipment needed to conduct a 3-D survey, geophysical contractors increasingly began to conduct speculative surveys for their own account. Contractors typically selected an area and acquired data using generic acquisition parameters and generic processing algorithms. The contractors capitalized the costs of their data acquisitions and sold the survey results to multiple parties. The availability of data collected by geophysical contractors in speculative surveys has contributed to an oversupply of seismic data. Additionally, since contractors incurred most of the costs of speculative seismic data at the time of acquisition, contractors continued to lower prices to recover as much of their fixed investments as possible.

      Despite the widespread availability of 3-D seismic data, oil and gas companies continue to seek improvement in image quality in order to identify promising drilling prospects. Generic surveys using conventional analog 3-D acquisition technology and generic processing algorithms can present general subsurface spatial relationships, but these techniques cannot address the increasingly complex reservoir interpretive issues faced by oil and gas companies. We believe the adoption of new technologies that can address characteristics of more complicated reservoirs should stimulate oil and gas companies to shoot new surveys. Exploration and production companies also require partners who can design surveys to address specific problems and apply technologies that account for the differences of the geology in a particular area. With the limitations of traditional analog technologies, lithology and fluid properties remain challenges. Digital sensors allow collection of higher quality seismic data and allow collection of new measurements that enable a clearer subsurface image.

      Oil and gas companies are increasingly using seismic data to enhance production of known fields as well as to explore for new reservoirs. By repeating a seismic survey over a defined area, oil and gas companies can detect untapped areas of a reservoir and adjust their drilling program to optimize production. Time-lapsed seismic images are referred to as four-dimensional surveys. 4-D surveys make seismic data relevant to the entire life of a reservoir from exploration to development to production to closure. However, for results to be valid, 4-D surveys require data to be collected in the same spot on multiple occasions. In marine environments where data is collected by towing large streamers containing sensors, repeatability is a challenge and oil and gas companies are demanding better positioning equipment that ensures proper placement of the streamer.

Our Strengths

      We believe our strengths include the following:

      Leadership Position in Seismic Imaging Technology. We believe that our technology is central to the next generation of seismic data acquisition and processing. Our proprietary technologies include our:

•	VectorSeis digital sensors, which allow full wave data acquisition on land, on the seabed and in-well, and which have been proven effective in over 60 field surveys;

•	Processing services incorporating our proprietary AZIM technology which, when combined with VectorSeis data, result in advanced seismic imaging; and

•	DigiCourse positioning technology which supports highly accurate and repeatable surveys in marine applications.

      Experienced Management. Our executive management team has extensive industry experience in the seismic technology and services industry. In April 2003, Robert P. Peebler became our chief executive officer after serving as a member of our Board of Directors since 1999. Mr. Peebler has over 30 years experience in the oil and gas industry, during most of which he has focused on recognizing and commercializing new technology to enhance hydrocarbon exploration and production. To help lead the implementation of our seismic imaging-based strategy, Mr. Peebler has recruited several new senior executives to augment our management team, including Jorge Machnizh, Executive Vice President and Chief Operating Officer, J. Michael Kirksey, Executive Vice President and Chief Financial Officer, Chris Friedemann, Vice President — Commercial Development, and Jim Hollis, Vice President — Land Imaging Systems. In addition, we plan for Bjarte Fageraas, our current Vice President — Chief Technology Officer, to become Vice President of our Marine Imaging Systems Division.

      Strategic Alliances with Oil Companies. In October 2003, we entered into a memorandum of understanding to form a strategic seismic technology alliance with Apache Corporation, a leading independent oil and gas exploration and production company. This proposed alliance is designed to accelerate the adoption of our VectorSeis and AZIM technologies while solving some of the more complex reservoir problems in Apache’s global portfolio. We are pursuing similar strategic alliances with other oil and gas exploration and production companies.

      Operating Efficiencies. We have reduced our headcount by 40% since the beginning of 2002 by closing five facilities, outsourcing a broad range of operations and combining several business units. Outsourcing, in particular, has enabled us to reduce our fixed costs and to enhance our manufacturing efficiency. Overall, we believe these changes will enable us to improve our gross margins, increase both our operating and net income and enhance our cash flows.

Our Strategy

      Our goal is to provide the seismic imaging industry with the next generation of sensors and image processing technology that will enable oil and gas companies to cost-effectively find and manage reservoirs throughout the discovery and production life cycle. We intend to do this by building on our current technology platforms through both internal development and selective acquisitions. In addition, we intend to use our advanced technology to drive down the cost of seismic surveys by replacing labor-intensive processes with more efficient systems. Specifically, we intend to:

      Lead the Next Generation of Seismic Imaging Technology. The oil and gas industry has largely realized the benefits of current seismic imaging technology, which provides a basic 3-D image of oil and gas reservoirs on land and beneath the seabed. Our VectorSeis sensor captures significantly greater data during the seismic imaging process. We intend to use this advanced technology in combination with our AZIM family of data processing techniques to provide more detailed images of oil and gas reservoirs. Without these more detailed images, we believe oil and gas companies will not be able to produce cost effectively from the deeper and more geologically complex fields where they are increasingly working.

      Provide High-End Seismic Imaging Services. The reservoir discovery and management process has grown increasingly challenging due to more complex structures and greater depths. We intend to provide oil and gas companies with higher value consulting and processing services on a more collaborative basis throughout the entire planning, processing and image interpretation cycle. We purchased AXIS Geophysics, Inc. (AXIS) in 2002 to provide us with a technology and services platform to realize this strategy. We expect AXIS to enjoy rapid, high-margin growth over the next several years, and to provide us with a new source of revenue from oil and gas companies.

      Extend our Seismic Imaging Solutions Across the Full Reservoir Life Cycle. In the past, seismic imaging has mainly been used to determine whether and where to drill the next well, but has not been used routinely in production operations. By comparing detailed images of the same reservoir at different points in time, oil and gas companies can enhance production from a given reservoir. We intend to aggressively work with oil and gas companies to assist them in using our advanced seismic imaging technology to increase overall production throughout the life of the reservoir.

      Make Selective Acquisitions. We intend to pursue selective acquisitions of products and services that accelerate the adoption of our advanced seismic imaging products and services through complementary technologies. We seek to acquire and integrate technologies and services that will expand our ability to provide next generation imaging services and products directly to oil and gas companies throughout the life of a reservoir. We will continue to identify, evaluate and pursue acquisitions of products, services and organizations that are strategically important to us and our growth strategy. In February 2004, we announced our acquisition of Concept Holdings Systems Limited (see “— Recent Developments” below, and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments”).

      Expand our Strategic Alliances. We intend to pursue strategic alliances with oil and gas exploration and production companies, which we believe will enable us to more effectively influence the types of equipment that seismic contractors purchase from us. These alliances will also provide us with the opportunity to directly market our consulting and processing services for use throughout the reservoir life cycle. Working directly with oil and gas companies will also provide us with valuable feedback for our product development efforts. Our alliance with Apache Corporation is the first of the strategic alliances that we are working towards.

Recent Developments

      On February 24, 2004, we announced that we had purchased all of the share capital of Concept Holdings System Limited, a private limited company incorporated in Scotland (Concept), in a privately negotiated transaction. Concept, based in Edinburgh, is a provider of software, systems and services for towed streamer, seabed and land seismic operations. The total purchase price was approximately US$36 million cash and 1,680,000 shares of our common stock. On February 23, 2004, the closing price per share of our common stock on the New York Stock Exchange was $6.41. The cash used to acquire Concept was primarily from the proceeds from our December 2003 offering of US$60 million in principal of our 5.50% Convertible Senior Notes due 2008, and general corporate funds. A portion of the cash component of the purchase price was used to pay down certain outstanding debt of Concept totaling approximately US$26 million. Under a registration rights agreement dated February 23, 2004, we granted to former Concept securityholders certain demand and piggyback registration rights for the shares of our common stock issued in the transaction.

Products and Services

Segments

      We evaluate and review our results of operations based on three segments: Land Imaging, Marine Imaging and Processing. See Note 16 of Notes to Consolidated Financial Statements.

Land Imaging Products

      Products for our Land Imaging segment include the following:

      VectorSeis Data Acquisition Systems: Our VectorSeis digital platforms offer high-resolution, cost-effective compression-wave (P-wave) data collection as well as shear wave multi-component acquisition. Digital sensors, when compared with traditional analog geophones, provide increased response linearity and bandwidth and preserve a higher degree of vector fidelity. In addition, one digital sensor can replace a string of six or more analog geophones, providing users with significant operating efficiencies. These advantages enable improved location and characterization of reservoir structure and fluids and more accurate identification of rock properties at reduced total costs.

      We began VectorSeis land acquisition field tests in 1999 and we have acquired data throughout Canada, Mexico, the United States, France, Eastern Europe and the CIS. In May 2002, we commercialized our VectorSeis System Four radio-based land acquisition system, and in the second quarter of 2003, we commercialized our cable-based telemetry system.

      Analog Data Acquisition Systems: Our Image land data acquisition system consists of a central electronics unit and multiple remote ground equipment modules, which are either connected by cable or utilize radio transmission and retrievable data storage. The central electronics unit, which acts as the control center of the system, is typically mounted within a vehicle or helicopter transportable enclosure. The central electronics unit receives digitized data, stores the data on storage media for subsequent processing and displays the data on optional monitoring devices. It also provides calibration, status and test functionality. The remote ground equipment of the I/O Image system consists of multiple remote modules (MRX) and line taps positioned over the survey area. Seismic signals from geophones are collected by the MRX modules, which collect multiple channels of analog seismic data. The MRX modules filter and digitize the data, which is then transmitted by the MRX modules via cable to a line tap. Alternatively, our radio telemetry system (RSR) records data across a variety of environments, including transition zones, swamps, mountain ranges, jungles and other environments. RSRs are radio controlled and do not require cables for data transmission since the information is stored at the unit source and subsequently retrieved.

      We plan to introduce our new System Four Analog Cable (A/ C) system by the third quarter of 2004; this product will be based on our System Four platform. System Four A/ C will give seismic contractors the flexibility to use traditional analog geophone sensors, or digital full-wave VectorSeis sensors, even on the same survey. With our planned introduction of System Four A/ C, we plan to transition out of our Image analog system during the first half of 2004.

      Geophones: Geophones are analog electro-mechanical seismic sensor devices that measure acoustic energy reflected from rock layers in the earth’s subsurface. We market a full suite of geophones and geophone test equipment that operate in all environments, including land, marine, ocean-bottom and downhole. Our principal geophone product, the SM-24, provides low distortion and wide bandwidth for greater realization of the potential of 24-bit seismic recording systems.

      Vibrators and Traditional Energy Sources: Vibrators are devices carried by large vehicles and are used as energy sources for land seismic acquisition. We market and sell the AHV-IV, an articulated vibrator vehicle with simplified hydraulics and superior maneuverability. In addition, we offer a low impact, tracked vibrator, the X-Vib, for use in environmentally sensitive areas like the Arctic tundra and desert environments.

      Our 2001 acquisition of Pelton Company (Pelton) added energy source control and positioning technology to our suite of products. The Vib Pro control system provides digital technology for energy control, and integrates global positioning system (GPS) technology for navigation and positioning of vibrator vehicles. The Shot Pro dynamite firing system is the equivalent technology for seismic operations using dynamite energy sources. Integrated GPS technology and compatibility with the Vib Pro control system helps to streamline field operations and improve operational efficiency.

      Specialty Cables and Connectors: Cables and connectors are used in conjunction with most seismic equipment. Our Tescorp cables not only are a replacement option to correct for ordinary wear, but also offer performance improvement and specialization for new environments and applications.

      MEMS: Applied MEMS, Inc. holds our MEMS technology development and manufacturing capabilities. In addition to producing the accelerometers for our VectorSeis digital sensor, this business unit is also actively pursuing sales of accelerometer products for applications outside of oil and gas seismic imaging as well as offering product commercialization foundry services for third parties.

      Reliability Issues: System reliability is an important competitive consideration for seismic data acquisition systems. Even though we attempt to assure that our systems are always reliable in the field, the many technical variables related to operations can cause a combination of factors that can, and has from time to time, caused service issues. It is believed that our new VectorSeis System Four land data acquisition system has made significant improvements in both field troubleshooting and reliability compared to our analog products, but until we have significantly more field experience we cannot be certain that problems will not arise. Even though we have a large installed base of customers using our analog products without reported problems, we may have customers who have experienced problems and therefore may believe our new products may also suffer from similar issues. In that case, acceptance of our new products could be delayed and our results of operations and financial condition could be adversely affected.

Marine Imaging Products

      Products for our Marine Imaging segment include the following:

      VectorSeis Ocean-Bottom Acquisition Systems: Since 2002, we have expanded our focus on reservoir applications placing VectorSeis into our Marine Imaging product line. We believe that the VectorSeis ocean-bottom product line will address many shortcomings of current ocean-bottom systems. VectorSeis modules can operate at angles, which eliminates the need for gimbal receiver units that distort data and add cost. In addition, our patented cable de-coupler design further reduces data distortions and improves sea-bottom coupling. In 2002, we completed the first test of our VectorSeis ocean-bottom acquisition system in the Ekofisk Field in the North Sea. This test was supported by ConocoPhillips and delivered higher frequency and better vector fidelity than previous ocean-bottom cable surveys. During 2003, we sold this test system to ConocoPhillips.

      Marine Positioning Systems: Our DigiCourse positioning systems include streamer cable depth control devices, compasses, acoustic positioning systems (DigiRANGE II) and other auxiliary sensors. Marine positioning equipment controls the depth of the streamer cables and provides acoustic, compass and depth measurements to allow processors to tie navigation and location data with geophysical data to determine the location of potential hydrocarbon reserves for precise drilling operations.

      Data Acquisition Systems: Our marine data acquisition system consists primarily of towed marine streamers and shipboard electronics that collect seismic data in marine environments with water depths greater than 30 meters. Marine streamers, which contain hydrophones, electronic modules and cabling, may measure up to 12,000 meters in length and are towed behind a seismic acquisition vessel. Seismic sensors installed in the cable (hydrophones) detect acoustical energy transmitted through water from the earth’s subsurface structure.

      Source and Source Control Systems: Seismic sources (airguns) are the primary seismic energy source used in marine environments to initiate the acoustic energy transmitted through the earth’s subsurface. An airgun fires a high compression burst of air underwater to create an energy wave for seismic measurement. Additionally, we offer a digital source control system (DigiSHOT) which allows more precise and reliable control and quality control of airgun arrays for 4D exploration activities.

Processing

      In July 2002, we acquired AXIS, a seismic data service company, based in Denver, Colorado that provides specialized data processing and integration services to major and independent exploration and production companies. The AXIS Interpretation-Ready Process integrates seismic and subsurface geological data to provide customers accurate and high quality data that can result in improved reservoir characterizations. In addition, AXIS developed proprietary AZIM data processing techniques. Most processors make a simplifying assumption that seismic energy travels at the same velocity through a geological structure regardless of the path that the energy takes through that structure. In reality, the earth is anisotropic, which means that energy will travel at different velocities through the same structure depending on the direction of the energy. AZIM accounts for the anisotropy effects of the earth which allows for clearer, more accurate images, particularly in complex reservoirs. In 2002, we combined AXIS with our geophysical software operations, Green Mountain Geophysics. Green Mountain offers a wide range of geophysical software used in seismic survey planning and design. These groups, which together make up our Processing Division, allow us to provide oil and gas companies a custom designed survey addressing particular imaging problems while accounting for the actual geophysical properties encountered in a survey.

Product Research and Development

      Our research and development efforts are focused on improving both the quality of the subsurface image and the seismic data acquisition economics for our customers. Our ability to compete effectively in the manufacture and sale of seismic equipment and data acquisition systems, as well as related processing services, depends principally upon continued technological innovation. Development cycles of most products, from initial conception through commercial introduction, may extend over several years.

      During 2003, our research and development efforts involved the migration of our VectorSeis platform into ocean-bottom systems. In 2002, we completed the first test of our retrievable VectorSeis ocean-bottom system and in 2003, we sold the test system. We expect to complete the sale of our first commercialized ocean-bottom system in the first half of 2004.

      Our efforts in prior years toward developing lightweight, radio and cable-based land seismic data acquisition systems incorporating our VectorSeis digital sensors resulted in the commercialization of these systems in late 2002 and 2003, resulting in approximately $20 million in sales of these systems in 2003. See “Products and Services — Land Imaging Products.” We also completed the development of DigiRANGE II, our new marine acoustic positioning system, which we commercialized in the fourth quarter of 2003.

      For 2004, one of our principal research and development projects is to introduce our new System Four A/C product by the third quarter of 2004. See “Products and Services — Land Imaging Products.”

      Because the new products are under development, their commercial feasibility or degree of commercial acceptance, if any, is not yet known. No assurance can be given concerning the successful development of any new products or enhancements, the specific timing of their release or their level of acceptance in the market place.

      For a summary of our research and development expenditures during the past five years, see Item 6. “Selected Consolidated Financial Data.”

Markets and Customers

      Our principal customers are seismic contractors that operate seismic data acquisition systems and related equipment to collect data in accordance with their customers’ specifications or for their own seismic data libraries. In addition, we market and sell products directly to oil and gas companies, particularly for reservoir monitoring applications. In 2003, BGP, an international seismic contractor and subsidiary of the China National Petroleum Corporation (BGP), accounted for approximately 28% of our consolidated net sales. In 2002, two of our largest customers, Western-Geco and Laboratory of Regional Geo Dynamics, were responsible for approximately 11% and 10%, respectively, of our consolidated net sales. In recent years, our customers have been rapidly consolidating, shrinking the demand for our products. The loss of any of our significant customers or deterioration in our relations with any of them could materially and adversely affect our results of operations and financial condition.

      A significant part of our marketing efforts are focused on areas outside the United States. Contractors from China and the CIS are increasingly active not only in their own countries, but also in other international areas. Foreign sales are subject to special risks inherent in doing business outside of the United States, including the risk of armed conflict, civil disturbances, currency fluctuations, embargo and governmental activities, as well as risks of non-compliance with U.S. and foreign laws, including tariff regulations and import/export restrictions. We sell products through a direct sales force consisting of employees and several international third-party sales representatives responsible for key geographic areas. During the years ended December 31, 2003 and 2002, sales to destinations outside of North America accounted for approximately 77% and 71% of net sales, respectively. Further, systems sold to domestic customers are frequently deployed internationally and, from time to time, certain foreign sales require export licenses.

      During 2002, we formed a strategic marketing alliance with Veritas DGC Inc., a geophysical services company (Veritas DGC), for the purpose of collecting VectorSeis data in North America in 2002 and into 2003. Under the terms of the alliance, we shared equally all proceeds arising from or related to library data and proprietary data services utilizing the VectorSeis equipment. During the years ended December 31, 2003 and 2002, we recognized revenues related to alliance activities of $0.9 million and $0.3 million, respectively. As part of the alliance it was agreed that, Veritas DGC would be our exclusive VectorSeis customer within North America, subject to certain minimum utilization requirements of our VectorSeis equipment. No separate joint venture, partnership or other legal entity was formed. In May 2003, we and Veritas DGC terminated this marketing alliance. As a result, we reassessed the net realizable value of our first generation radio-based VectorSeis land acquisition systems rental equipment that was utilized in alliance activities and recorded an impairment charge of $2.5 million in 2003. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”

      During 2003, we signed a memorandum of understanding for the formation of a strategic technology alliance with Apache Corporation, a leading independent oil and gas producer. The alliance contemplated by this memorandum of understanding will allow Apache and I/O to cooperate in accelerating the adoption of advanced seismic imaging technologies that will be used by Apache to explore, develop and produce hydrocarbons more efficiently from its global portfolio. Although this proposed alliance includes additional I/O technologies, we plan to focus our initial efforts on the System Four land acquisition platform utilizing digital, full wave VectorSeis sensors and the AZIM processing technique for anisotropic subsurface imaging. Our alliance with Apache will enable us to work directly with a leading upstream oil and gas company to gain a better sense of its seismic challenges and opportunities and to use that knowledge to make recommendations regarding technology deployment. As a result of this alliance, we announced in December 2003 that Trace Energy Services, a privately held seismic contractor based in Calgary, had purchased a VectorSeis System Four cable-based acquisition system for use in connection with an acquisition program of Apache in North America.

      During 2003, we established a Technology Advisory Board with external industry and academic experts from major and independent oil companies and Stanford University. One component of our business strategy is to maintain strong technology leadership in geophysical imaging as well as other areas as they may emerge. This advisory board allows us to gain insights on emerging technologies from industry technical representatives and receive feedback on our technical programs, as well as provides potential benefits to the participating companies in connection with their goals to discover and produce more hydrocarbons.

      Sales to customers are normally on standard net 30-day terms. We also provide financing arrangements to customers through short-term and long-term notes receivable. Notes receivable, which are collateralized by the products sold, bear interest at contractual rates up to 12.7% per year and are due at various dates through 2006. The weighted average annual interest rate at December 31, 2003 was 7.4%.

Suppliers

      As part of our strategic direction, we are increasing our use of contract manufacturers as an alternative to our own manufactured products. We may experience supply interruptions, cost escalations and competitive disadvantages if we do not monitor these relationships properly.

      We began outsourcing in late 2002, and had relied on annual forecasts, which exposed us to potentially substantial repurchase obligations. We have not, to date, been required to repurchase any excess or obsolete inventory under our outsourcing arrangements. More recently, we have begun providing our outsourced manufacturing suppliers with short-term (usually three months or less) sales forecasts and thereby have better managed our inventory needs. We are not currently aware of any existing obligations to purchase additional excess inventory under our outsourcing arrangements. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Future Contractual Obligations.”

      We and our contract manufacturers purchase a substantial portion of the components used in our systems and products from third-party vendors. Certain items, such as integrated circuits used in our systems are purchased from sole source vendors. Although we and our contract manufacturers attempt to maintain an adequate inventory of these single source items, the loss of ready access to any of these items could temporarily disrupt our ability to manufacture and sell certain products. Since our components are designed for use with these single source items, replacing the single source items with functional equivalents could require a redesign of our components and costly delays could result.

Competition

      The market for seismic data acquisition systems and seismic instrumentation is highly competitive and is characterized by consolidation, as well as continual and rapid changes in technology. Our principal competitor for land and marine seismic equipment is Societe d’Etudes Recherches et Construction Electroniques (Sercel), an affiliate of Compagnie General de Geophysique. Unlike us, Sercel possesses an advantage of selling to an affiliated seismic contractor. In addition, we compete with other companies on a product-by-product basis. Our ability to compete effectively in the manufacture and sale of seismic instruments and data acquisition systems depends principally upon continued technological innovation, as well as our reputation for quality, our ability to deliver on schedule and price.

Intellectual Property

      We rely on a combination of trade secrets, patents, copyrights and technical measures to protect our proprietary hardware and software technologies. Although patents are considered important to our operations, no one patent is considered essential to our success. Copyright and trade secret protection may be unavailable in certain foreign countries in which we sell products. In addition, we seek to protect trade secrets through confidentiality agreements with employees and agents. We also protect our trademarks by applying for, obtaining and maintaining a number of federal trademark registrations. We are not currently aware of any parties that intend to pursue intellectual property claims against us.

Regulatory Matters

      Our operations are subject to laws, regulations, government policies and product certification requirements worldwide. Changes in such laws, regulations, policies or requirements could affect the demand for our products or result in the need to modify products, which may involve substantial costs or delays in sales and could have an adverse effect on our future operating results. Our export activities are also subject to extensive and evolving trade regulations. Certain countries are subject to trade restrictions, embargoes and sanctions imposed by the U.S. government. These restrictions and sanctions prohibit or limit us from participating in certain business activities in those countries.

      Our operations are subject to numerous local, state and federal laws and regulations in the United States and in foreign jurisdictions concerning the containment and disposal of hazardous materials, the remediation of contaminated properties and the protection of the environment. We do not currently foresee the need for significant expenditures to ensure our continued compliance with current environmental protection laws. Regulations in this area are subject to change, and there can be no assurance that future laws or regulations will not have a material adverse effect on us. Our customers’ operations are also significantly impacted by laws and regulations concerning the protection of the environment and endangered species. For instance, many of our marine contractors have been affected by new regulations protecting marine mammals in the Gulf of

Mexico. To the extent that our customer’s operations are disrupted by future laws and regulations, our business and results of operations may be materially and adversely affected.

Employees

      At December 31, 2003, we had 479 full-time employees worldwide, 351 of whom were employed in the United States. Also, at December 31, 2003, we had 193 temporary employees. Our temporary employee base fluctuates based upon our level of manufacturing activity, as a majority of these positions are manufacturing related. U.S. employees are not subject to any collective bargaining agreements and we have never experienced a work stoppage.

Item 2.	Properties

      Our primary manufacturing facilities at December 31, 2003 were as follows:

	Square
Manufacturing Facilities	Footage	Segment

Stafford, Texas*	110,000	Land
Harahan, Louisiana*	40,000	Marine
Voorschoten, The Netherlands*	30,000	Land
Jebel Ali, Dubai, United Arab Emirates*	11,000	Land
Ponca City, Oklahoma**	26,000	Land
Denver, Colorado*	11,000	Processing

	228,000

*	Leased

**	Owned

      In addition, we lease sales and support offices in Norwich, England, Beijing, China and Moscow, Russia to support our global sales force. Our executive headquarters (utilizing approximately 25,000 square feet) are located at 12300 Parc Crest Drive, Stafford, Texas. The machinery, equipment, buildings and other facilities owned and leased by us are considered by our management to be sufficiently maintained and adequate for our current operations.

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

Item 4.	Submission of Matters to a Vote of Security Holders

      Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

General

      Our common stock trades on the New York Stock Exchange (NYSE) under the symbol “IO”. The following table sets forth the high and low sales prices of the common stock for the periods indicated, as reported in NYSE composite tape transactions.

	Price Range

Period	High	Low

Year ended December 31, 2003
Fourth Quarter	$4.90	$3.30
Third Quarter	6.00	3.61
Second Quarter	5.76	2.91
First Quarter	4.79	3.40
Year ended December 31, 2002
Fourth Quarter	$5.90	$3.54
Third Quarter	9.50	4.50
Second Quarter	9.93	7.95
First Quarter	10.00	7.48

      We have not historically paid, and do not intend to pay in the foreseeable future, cash dividends on our common stock. We presently intend to retain cash from operations for use in our business, with any future decision to pay cash dividends on our common stock dependent upon our growth, profitability, financial condition and other factors our board of directors consider relevant. The terms of our former unsecured promissory note evidencing indebtedness we owed to SCF-IV, L.P. (the SCF Note) had restricted cash dividends in excess of $5.0 million per year so long as the SCF Note was outstanding. In December 2003, we repaid in full all outstanding debt under the SCF Note. See Notes 13 and 14 of Notes to Consolidated Financial Statements.

      On December 31, 2003, there were 694 holders of record of our common stock.

      In December 2003, we issued $60 million aggregate principal amount of 5.50% Convertible Senior Notes due 2008 to Morgan Stanley & Co. Incorporated, as initial purchaser. The notes were issued to the initial purchaser in a privately-negotiated transaction exempt from registration under Section 4(2) of the Securities Act of 1933. The initial purchaser then resold the notes to persons that it reasonably believed were qualified institutional buyers in accordance with Rule 144A under the Securities Act. The notes bear interest at the rate of 5.50% per annum and are convertible into shares of our common stock at an initial conversion rate of 231.4815 shares of common stock per $1,000 principal amount of notes. This conversion rate is equivalent to an initial conversion price of $4.32 per share of common stock, subject to adjustment for dilution.

      The net proceeds from the offering of these notes, totaling approximately $56.6 million, were used, in part, to repay in full the approximately $16.0 million in remaining outstanding indebtedness to SCF-IV, L.P. (SCF), which was scheduled to mature in May 2004. We had also previously granted to SCF a warrant to purchase 2,673,517 shares of our common stock at $8.00 per share; this warrant was scheduled to expire on August 5, 2005 (the SCF Warrant). At the same time as the closing of the notes offering, we exchanged 125,000 shares of our common stock with SCF for the SCF Warrant, in a transaction exempt from the registration requirements of the Securities Act under Section 3(a)(9) thereof.

      In October 2001, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock in the open market and privately negotiated transactions at such prices and at such times as management deemed appropriate. Under this repurchase program the Company repurchased 40,000 shares of common stock for a total purchase price of $0.2 million at an average price of $3.97 per share for the year ended December 31, 2002. During 2003, we repurchased 16,939 shares at an average price of $4.78 per share and delivered a total of 22,814 of our treasury shares to our non-employee directors in lieu of cash directors’ fees, in transactions exempt from registration under the Securities Act.

Item 6.	Selected Consolidated Financial Data

      The selected consolidated financial data set forth below with respect to our consolidated statements of operations for the years ended December 31, 2003, 2002 and 2001, the seven months ended December 31, 2000 and the two fiscal years ended May 31, 2000 and 1999, and with respect to our consolidated balance sheets at December 31, 2003, 2002, 2001, and 2000 and May 31, 2000 and 1999, have been derived from our audited consolidated financial statements. Our results of operations and financial condition have been affected by acquisitions of businesses and significant charges during certain periods presented, which may affect the comparability of the financial information. For a tabular presentation of significant charges, see Note 2 and 21 of Notes to Consolidated Financial Statements. This information should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and the notes thereto included elsewhere in this Form 10-K.

				Seven Months
	Years Ended December 31,			Ended	Years Ended May 31,
				December 31,
	2003	2002	2001	2000	2000	1999

	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$150,033	$118,583	$212,050	$78,317	$121,454	$197,415
Cost of sales	121,133	99,624	138,415	58,982	108,169	204,998
Amortization of intangibles	1,059	1,394	1,063	600	1,160	1,418

Gross profit (loss)	27,841	17,565	72,572	18,735	12,125	(9,001)

Operating expenses:
Research and development	18,696	28,756	29,442	16,051	28,625	42,782
Marketing and sales	12,566	11,218	11,657	5,506	8,757	13,010
General and administrative	16,753	19,760	19,695	8,127	21,885	74,132
Amortization of goodwill	—	—	3,873	2,157	6,732	8,529
Impairment of long-lived assets	1,120	6,274	—	—	—	14,500
Goodwill impairment	—	15,122	—	—	31,596	—

Total operating expenses	49,135	81,130	64,667	31,841	97,595	152,953

Earnings (loss) from operations	(21,294)	(63,565)	7,905	(13,106)	(85,470)	(161,954)
Interest expense	(4,087)	(3,124)	(695)	(627)	(826)	(897)
Interest income	1,903	2,280	4,685	4,583	4,930	7,981

				Seven Months
	Years Ended December 31,			Ended	Years Ended May 31,
				December 31,
	2003	2002	2001	2000	2000	1999

	(In thousands, except per share data)
Fair value adjustment and exchange of warrant obligation	1,757	3,252	—	—	—	—
Impairment of investment	(2,059)	—	—	—	—	—
Other income (expense)	976	(798)	574	176	1,306	(370)

Earnings (loss) before income Taxes	(22,804)	(61,955)	12,469	(8,974)	(80,060)	(155,240)
Income tax expense (benefit)	348	57,919	3,128	1,332	(6,097)	(49,677)

Net earnings (loss)	(23,152)	(119,874)	9,341	(10,306)	(73,963)	(105,563)
Preferred dividend	—	947	5,632	3,051	4,557	—

Net earnings (loss) applicable to common shares	$(23,152)	$(120,821)	$3,709	$(13,357)	$(78,520)	$(105,563)

Basic earnings (loss) per common share	$(0.45)	$(2.37)	$0.07	$(0.26)	$(1.55)	$(2.17)
Weighted average number of common shares outstanding	51,237	51,015	51,166	50,840	50,716	48,540

Diluted earnings (loss) per common share	$(0.45)	$(2.37)	$0.07	$(0.26)	$(1.55)	$(2.17)
Weighted average number of diluted common shares outstanding	51,237	51,015	52,309	50,840	50,716	48,540

Balance Sheet Data (end of year):
Working capital	$133,467	$114,940	$204,600	$181,366	$183,412	$213,612
Total assets	248,055	248,445	387,335	365,633	381,769	451,748
Notes payable and current maturities of long-term debt	2,687	2,142	2,312	1,207	1,154	1,067
Long-term debt, net of current maturities	78,516	51,430	20,088	7,077	7,886	8,947
Stockholders’ equity	132,615	151,337	331,037	325,403	335,015	396,974
Other Data:
Capital expenditures	$4,587	$8,230	$9,202	$2,837	$3,077	$9,326
Depreciation and amortization	11,444	13,237	17,535	11,448	22,835	20,776

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Our traditional business segments have involved the manufacture and sale of land, marine and transition zone seismic instrumentation for oil and gas exploration and production. In recent years, we have changed our overall focus toward being a provider of seismic acquisition imaging technology for exploration, production and reservoir monitoring in land and marine, including shallow water and marsh, environments. The relatively low level of traditional seismic activity has presented for the past number of years, and continues to present, a challenging environment for companies involved in the seismic industry. This environment, along with product life cycle developments affecting our traditional product lines, has been the principal factor affecting our results of operations in recent years.

      However, positive trends for our business include:

•	The increasing worldwide demand for hydrocarbons,

•	The increasing use of seismic products by oil companies to enhance production from their existing reserves,

•	The increasing needs by exploration and production companies for seismic surveys that are custom-designed to meet particular geological formation characteristics, and

•	The increasing need for more sophisticated information tools to monitor and assess new and producing oil and gas reservoirs.

      Our strategy involves repositioning our company as a seismic imaging company, providing both equipment and services across a broader spectrum of the seismic technology industry than merely an equipment manufacture and sales company. The advantages of our products and services that incorporate full-wave digital imaging capabilities will, we believe, ultimately drive the demand for new survey designs and the associated processing and interpretive skills that we possess. We believe that our products that digitally monitor seismic characteristics of reservoirs will reduce the costs of performing multiple seismic surveys over the same areas, thereby reducing overall seismic costs for operators and owners of the reserves.

      However, executing our strategic plan is not without risk. See “— Risk Factors” below. Industry fundamentals, while improving, remain weak by historical standards. In December 2003, we successfully refinanced substantially all of our existing short-term indebtedness with the proceeds from our convertible debt offering. See “— Recent Developments” below. As of December 31, 2003, our total outstanding indebtedness was $81.2 million, compared to $53.6 million outstanding at December 31, 2002.

      Our cash needs are anticipated to increase in 2004. We have typically financed our operations from internally generated cash and funds from equity and debt financings. With our higher debt burden, our interest expense is expected to increase in 2004 compared to 2003. We will continue to need funds to complete the research, development and testing of our products and services. During 2003, net cash from operations was a negative $33.1 million.

      Our ability to produce positive operating cash flows, return to consistent profitability, grow our business, and service and retire our debt (in addition to our other obligations) will depend on the success of our efforts in increasing our revenues from sales of our seismic imaging systems and equipment and our processing services, successfully introducing and continuing to technologically enhance our product line and service offerings, penetrating new markets for our seismic products and services, achieving more consistency in our period-to-period results of operations, improving the margins on our sales, and reducing our overall costs.

      We have traditionally relied on a relatively small number of significant customers; consequently, our business is exposed to the risks related to customer concentration. See Item 1. — “Business.” In recent years, our traditional customers have been rapidly consolidating, shrinking the demand for our products. The loss of any of our significant customers or deterioration in our relations with any of them could materially and adversely affect our results of operations and financial condition. The fact that such a high percentage of our sales currently are made to foreign destinations and customers presents additional issues for our revenues and cash flows. We continue to see expansion from Chinese and Eastern European seismic contractors, and we plan to expand our presence internationally. As a result of these factors, the collections cycle for our sales in 2004 may be longer than it has traditionally been which would thereby increase our working capital funding needs.

      While we anticipate an increase in worldwide seismic activity in 2004, this anticipated increase may not materialize. As a result, our internal revenue forecast may not be realized, resulting in lower cash flows available for our future capital and operational needs. In order to meet our future capital requirements, we may need to issue additional debt or equity securities. We cannot assure you that we would be able to issue additional equity or debt securities in the future on terms that would be acceptable to us, or at all.

      Through our manufacturing outsourcing activities, we have sought to reduce both the unit cost of our products and our fixed cost structure, as well as to accelerate our research and development cycle for non-core technologies. We expect additional reductions in our fixed and semi-variable costs resulting from our cost restructuring program and facility closures. For example, in July 2003, we closed our Alvin, Texas manufacturing facility. Additionally, we closed our Norwich, U.K. geophone stringing operation in the first quarter of 2003, and moved its operations to our leased facility in Dubai as well as outsourced other manufacturing activities to various partners. Effective January 2004, we consolidated three operating units of our Land Imaging segment into one division. We will continue to work to reduce the unit costs of our products.

      We have experienced significant charges in recent years as a result of depressed industry conditions and our cost restructuring program. While we do not anticipate any significant future charges or adjustments to our restructuring accrual accounts, future acquisitions and the fact that technology product lines feature more rapid obsolescence present additional risks of future goodwill write-offs or write-downs, and future charges related to impairment of long-lived assets, assets held for sale and intangible assets.

      We anticipate using substantially all of the remaining proceeds from our convertible notes offering to fund future acquisitions, as part of our acquisition strategy. See “— Recent Developments” below. To the extent we make any future acquisitions, particularly funded with cash, it is likely that we will require new sources of funding, including issuing additional debt or equity, to finance the acquisitions. Additional debt (except for refinancings) would increase our leverage, and the issuance of additional equity could dilute the holdings of our existing shareholders. There can be no assurances that any additional sources of funding for acquisitions will be available to us, or if available, whether it would be available on acceptable terms.

Recent Developments

      In December 2003, we issued $60.0 million of convertible unsecured notes, which mature in December 2008 and bear interest at an annual rate of 5.5%, payable semi-annually. The notes, which are not redeemable prior to their maturity, are convertible into our common stock at an initial conversion rate of 231.4815 shares per $1,000 principal amount of notes (a conversion price of $4.32), which represents 13,888,888 total common shares. A portion of the proceeds from this offering was used to repay in full $16.0 million of outstanding indebtedness under our SCF Note. The SCF Note bore interest at 13% and was to mature in May 2004.

      In February 2004, we purchased all of the share capital of Concept, a provider of software, systems and services for towed streamer, seabed and land seismic operations based in Edinburgh, Scotland, in a privately negotiated transaction. The purchase price was approximately US$36 million cash and 1,680,000 shares of our common stock. The source of the cash component of the consideration paid was from the December 2003 sale of our convertible senior notes, and general corporate funds. Under a registration rights agreement, we granted certain demand and piggyback registration rights for the shares of stock issued in the acquisition transaction.

Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

      Net Sales: Net sales of $150.0 million for the year ended December 31, 2003 increased $31.5 million, or 27%, compared to the corresponding period last year. Land Imaging’s net sales increased $45.5 million, or

72%, to $108.5 million compared to $63.0 million in the corresponding period of last year. The increase was due to an increase in land seismic activity with our non-Western contractors, primarily in China and the CIS. Marine Imaging’s net sales decreased $17.7 million, or 33%, to $35.7 million compared to $53.4 million in the corresponding period last year. The decrease was due to continued overcapacity and reduction in capital spending in the marine contractor market. In 2003, we formed a new reporting segment, Processing, from our acquisition of AXIS in July 2002. Processing’s net sales for the twelve months ended December 31, 2003 were $5.8 million compared to $2.2 million recorded from the date of acquisition in July 2002 to the end of 2002.

      Cost of Sales: Cost of sales of $121.1 million for the year ended December 31, 2003 increased $21.5 million, or 22%, compared to the corresponding period last year. Cost of sales for Land Imaging, Marine Imaging and Processing were $93.4 million, $25.0 million and $2.7 million, respectively. Cost of sales increased primarily as a result of the increase in sales activity in Land Imaging. In addition, a charge of $2.5 million was included in cost of sales related to the write-down of rental equipment associated with our first-generation radio-based VectorSeis land acquisition systems to its net realizable value. Included in cost of sales for the year ended December 31, 2003 is $0.7 million of severance costs compared to $1.9 million for the year ended December 31, 2002. Cost of sales was also negatively affected by $1.0 million and $4.3 million of inventory-related charges for the years ended December 31, 2003 and 2002, respectively.

      Gross Profit and Gross Profit Percentage: Gross profit of $27.8 million for the year ended December 31, 2003 increased $10.3 million, or 59%, compared to the corresponding period last year. Gross profit percentage for the year ended December 31, 2003 was 19% compared to 15% for the year ended December 31, 2002. The improvement in gross profit was driven mainly by volume improvements as well sales of our higher-margin VectorSeis System Four land acquisition system which was commercialized in early 2003. Our gross profit percentage for the year ended December 31, 2003 was negatively impacted in part due to a charge of $2.5 million related to the write-down of rental equipment associated with our first generation radio-based VectorSeis land acquisition systems to its net realizable value, and inventory-related charges of $1.0 million. Inventory related charges for the year ended December 31, 2002 were $4.3 million.

      Research and Development: Research and development expense of $18.7 million for the year ended December 31, 2003 decreased $10.1 million, or 35%, compared to the corresponding period last year. This decrease primarily reflects reduced staffing levels, the cancellation of our marine solid streamer project, the entrance into the commercial phase of our VectorSeis System Four land acquisition system and a reduction of rent expense (primarily associated with our vacated Austin, Texas software development facility). For the year ended December 31, 2002, we incurred charges of $1.3 million relating to the closure of this facility. Included in research and development expenses for the year ended December 31, 2003 is $0.4 million of severance costs compared to $0.8 million for the year ended December 31, 2002. For the year ended December 31, 2003, we incurred $0.2 million of expenses related to the cancellation of our solid streamer project within the Marine Imaging segment.

      Marketing and Sales: Marketing and sales expense of $12.6 million for the year ended December 31, 2003 increased $1.3 million, or 12%, compared to the corresponding period last year. The increase was primarily related to higher sales and commissions on sales and due to the opening of our sales representative office in Beijing, China. We expect marketing and sales expenses to increase further in 2004, in part due to expenses related to our new Moscow, Russia sales representative office.

      General and Administrative: General and administrative expense of $16.8 million for the year ended December 31, 2003 decreased $3.0 million, or 15%, compared to the corresponding period last year. The decrease in general and administrative expense was primarily attributable to reductions in personnel resulting from our 2002 and 2003 staff reduction activities and a reduction in bad debt expense due to collections of previously reserved notes receivable of $0.5 million. This decrease was partially offset by $0.4 million of moving costs associated with vacating our Alvin, Texas facility as well as the inclusion of AXIS, which we acquired in July 2002. Included in general and administrative expenses are severance costs of $0.2 million and $0.4 million for the years ended December 31, 2003 and 2002, respectively.

      Impairment of Long-Lived Assets: Impairment of long-lived assets of $1.1 million for the year ended December 31, 2003 relates to the cancellation of our solid streamer project within Marine Imaging in the first quarter of 2003. Impairment of long-lived assets of $6.3 million for the year ended December 31, 2002 primarily relates to the impairment of our Alvin, Texas manufacturing facility, the impairment of the leasehold improvements of our Norwich, U.K. geophone stringing facility and certain related manufacturing equipment of both facilities. These impairment charges were triggered by the announced closure of the facilities.

      Goodwill Impairment: Goodwill impairment of $15.1 million for the year ended December 31, 2002 relates to the impairment of goodwill of our analog land products reporting unit. There was no corresponding charge during the year ended December 31, 2003. See further discussion at Note 10 of Notes to Consolidated Financial Statements.

      Net Interest and Other Income (Expense): Total net interest and other income (expense) of $(1.2) million for the year ended December 31, 2003 decreased $0.4 million compared to the corresponding period last year. Interest expense increased primarily due to the issuance of the $31.0 million SCF Note in August 2002, which in May 2003 we repaid $15.0 million in principal. In December 2003, a portion of the proceeds from the issuance of our convertible senior notes was used to repay in full the $16.0 million remaining SCF debt. Interest income decreased due to a decline in our cash balances and short-term interest rates, partially offset by an increase in our notes receivables. The increase in other income was primarily due to fluctuations in exchange rates and a gain on sale of assets primarily resulting from the auction of equipment related to our vacated Alvin manufacturing facility.

      Fair Value Adjustment and Exchange of Warrant Obligation: The fair value adjustment and exchange of our warrant obligation totaling $1.8 million was due to a change in the fair value between January 1, 2003 and December 10, 2003 of our common stock warrant. On December 10, 2003, we exchanged the warrant for 125,000 shares of our common stock, which we issued to SCF. A fair value adjustment of $3.3 million was recorded for the year ended December 31, 2002.

      Impairment of Investment: Impairment of investment of $2.1 million for the year ended December 31, 2003 relates to the write-down of our investment in Energy Virtual Partners (EVP) to its approximate final liquidation value of $1.0 million. See discussion at Note 5 of Notes to Consolidated Financial Statements.

      Income Tax Expense: Income tax expense of $0.3 million for the year ended December 31, 2003 decreased $57.6 million compared to the corresponding period last year. Income tax expense for the year ended December 31, 2003 reflects $1.5 million of state and foreign taxes as we continue to maintain a full valuation allowance for our net deferred tax assets, partially offset by federal tax refunds of $1.2 million. In the second quarter of 2002, we began to fully reserve for our net deferred tax assets, which resulted in a net charge to income tax expense of $60.0 million during that period.

      Preferred Stock Dividend: Preferred stock dividend of $0.9 million for the year ended December 31, 2002 is related to our previously outstanding Series B and Series C Preferred Stock. We repurchased the preferred stock on August 6, 2002 and, as a result, there were no preferred stock dividends for the year ended December 31, 2003. The preferred stock dividend for the year ended December 31, 2002 includes a preferred stock dividend credit of $2.5 million, which represents the difference between the fair value of the consideration granted to the holder and our carrying value of the preferred stock at the time of the repurchase.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      Net Sales: Net sales of $118.6 million for the year ended December 31, 2002 decreased $93.5 million, or 44%, compared to the corresponding period last year. Land Imaging’s net sales decreased $99.2 million, or 61%, to $63.0 million, primarily as a result of declining industry conditions and a loss of market share to our principal competitor. Marine Imaging’s net sales increased $3.5 million or 7%, to $53.4 million, compared to the prior year, primarily due to an increase in demand from Russian contractors. Processing’s net sales of $2.2 million resulted from our acquisition of AXIS in July 2002.

      Cost of Sales: Cost of sales of $99.6 million for the year ended December 31, 2002 decreased $38.8 million, or 28%, compared to the corresponding period last year. Costs of sales of Land Imaging, Marine Imaging and Processing were $65.0 million, $33.8 million and $0.8 million, respectively. The decrease was a result of reduced sales activity in Land Imaging, partially offset by lower gross profit on those revenues. Included in cost of sales for the year ended December 31, 2002 were $1.9 million of severance costs, for which there were no corresponding costs for the year ended December 31, 2001. Cost of sales was negatively affected by $4.3 million and $3.6 million of inventory-related charges for the years ended December 31, 2002 and 2001, respectively.

      Gross Profit and Gross Profit Percentage: Gross profit of $17.6 million for the year ended December 31, 2002 decreased $55.0 million, or 76%, compared to the corresponding period last year. Gross profit percentage for the year ended December 31, 2002 was 15% compared to 34% in the prior year. The decline in gross profit percentage was primarily due to under-absorbed manufacturing overhead, inventory-related charges of $4.3 million, and to a lesser degree, severance for work force reductions totaling $1.9 million.

      Research and Development: Research and development expense of $28.8 million for the year ended December 31, 2002 decreased $0.7 million, or 2%, compared to the corresponding period last year. Research and development expense remained at relatively high levels as we completed the final stages of VectorSeis commercialization and continued to develop a solid marine streamer, a lightweight ground electronics system and an ocean bottom system that would exploit our VectorSeis technology. Also, research and development expenses included severance expenses of $0.8 million and charges related to the closure of our Austin, Texas facility of $1.3 million.

      Marketing and Sales: Marketing and sales expense of $11.2 million for the year ended December 31, 2002 decreased $0.4 million, or 4%, compared to the corresponding period last year. The decrease is primarily related to lower payroll costs and commissions on sales, partially offset by severance for work force reductions of $0.3 million.

      General and Administrative: General and administrative expense of $19.8 million for the year ended December 31, 2002 increased $0.1 million compared to the corresponding period last year. The increase in general and administrative expense was primarily due to $0.6 million of abandoned lease costs associated with our Louisville, Colorado facility and an increase in bad debt expense (net of recoveries) of $0.5 million, partially offset by decreases in payroll, profit-based bonuses and facility related costs.

      Amortization of Goodwill: Amortization of goodwill for the year ended December 31, 2001 was $3.9 million. There was no amortization of goodwill in 2002 due to the implementation of SFAS No. 142 “Goodwill and Other Intangibles Assets”, which, among other things, eliminated the amortization of goodwill.

      Impairment of Long-Lived Assets: Impairment of long-lived assets of $6.3 million for the year ended December 31, 2002 primarily related to the impairment of our Alvin, Texas manufacturing facility, the leasehold improvements of our Norwich, U.K. geophone stringing facility and certain related manufacturing equipment of both facilities. The impairments were triggered by the announced closures of facilities. There was no corresponding charge during the year ended December 31, 2001.

      Goodwill Impairment: Goodwill impairment of $15.1 million for the year ended December 31, 2002 related to the impairment of goodwill of our analog land products reporting unit. There was no corresponding charge during the year ended December 31, 2001.

      Net Interest and Other Income (Expense): Total net interest and other income (expense) of $(1.6) million for the year ended December 31, 2002 decreased $6.2 million compared to the corresponding period last year. The decrease is primarily due to falling interest rates on cash balances, as well as increased interest expense on new debt, compared to the prior year.

      Fair Value Adjustment of Warrant Obligation: The fair value adjustment of our warrant obligation totaling $3.3 million was due to a change in the fair value of the SCF Warrant between August 6, 2002 (the issuance date) and December 31, 2002.

      Income Tax Expense: Income tax expense of $57.9 million for the year ended December 31, 2002 increased $54.8 million compared to the year ended December 31, 2001 due to a charge of $60.0 million in 2002 to establish an additional valuation allowance for our net deferred tax assets. In the second quarter of 2002, we began to fully reserve for our net deferred tax assets.

      Preferred Stock Dividends: Preferred stock dividends for the years ended December 31, 2002 and 2001 were related to previously outstanding Series B and Series C Preferred Stock. The preferred stock dividend charge for the year ended December 31, 2002 was $0.9 million, compared to $5.6 million for the year ended December 31, 2001. We repurchased the preferred stock on August 6, 2002. The decrease in preferred stock dividends was due to a preferred stock dividend credit of approximately $2.5 million, which represented the difference in the fair value of the consideration granted to the holders of the preferred stock and our carrying value of the preferred stock at the time of the repurchase, and less than a full year of dividends in 2002.

Liquidity and Capital Resources

      In December 2003, we issued $60.0 million of 5.5% senior convertible notes due in 2008. A portion of the proceeds were used to pay in full the $16.0 million remaining outstanding debt under the SCF Note. We anticipate using substantially all of the remaining proceeds from this offering to fund future acquisitions. See “— Recent Developments” above. We are significantly more leveraged after the consummation of the offering. As a result, our interest expense is expected to increase for 2004 and the foreseeable future. Our ability to make scheduled payments of principal or interest on, or to refinance, our indebtedness depends on our future business performance, which is subject to many economic, financial, competitive and other factors beyond our control.

      We may seek a revolving line of credit to support our working capital requirements. Whether we will enter into such a credit arrangement will depend on the terms available to us from lenders. We can give no assurances as to whether such a line of credit will be arranged, and, if so, whether the terms will be advantageous to us or the amounts available for borrowing will be sufficient for our purposes.

      Based upon our management’s internal revenue forecast, our liquidity requirements in the near term and our projected increase in seismic activity primarily outside of North America, we currently believe that the combination of our projected internally generated cash and our working capital (including cash and cash equivalents on hand), will be adequate to meet our anticipated capital and liquidity requirements for the next twelve months. We also anticipate that a larger percentage of our future sales in 2004 and beyond will be to foreign customers, particularly those in China and the CIS. As a result of this change in customer mix, our collections cycle may be longer than we have traditionally experienced.

      We anticipate an increase in worldwide seismic activity in 2004. However, this anticipated increase may not materialize. As a result, our internal revenue forecast may not be realized, resulting in lower cash flows available for our future capital needs. In order to meet these future capital requirements, we may need to issue additional debt or equity securities. We cannot assure you that we would be able to issue additional equity or debt securities in the future on terms that would be acceptable to us, or at all.

Cash Flow from Operations

      We have traditionally financed operations from internally generated cash and funds from equity and debt financings. Cash and cash equivalents were $59.5 million at December 31, 2003, a decrease of $16.7 million, or 22%, compared to December 31, 2002. Net cash used in operating activities was $33.1 million for the year ended December 31, 2003, compared to cash provided by operating activities of $13.7 million for the year ended December 31, 2002. The net cash used in operating activities for 2003 was due in part to the loss from operations for the year. Also contributing to the net cash used during the period were an increase in accounts and notes receivable, as well as an increase in inventory related to increased activity in Land Imaging. We also took advantage of our cash position to reduce our accounts payable level. The increase in our accounts receivable was primarily due to a continued shift in our sales to foreign customers, which historically have been slower to pay.

      Cash and cash equivalents were $76.2 million at December 31, 2002, a decrease of $25.1 million, or 25%, compared to December 31, 2001. Net cash provided by operating activities was $13.7 million for the year ended December 31, 2002, compared to $17.6 million for the year ended December 31, 2001. This decrease in cash flow provided from operations was generally a result of lower operating levels in 2002 with smaller gross margins.

Cash Flow from Investing Activities

      Net cash flow used in investing activities was $7.5 million for the year ended December 31, 2003, which represented a decrease of $3.3 million compared to the year ended December 31, 2002. The principal investing activities were $4.6 million relating to capital expenditure projects, $3.0 million related to the investment in EVP in April 2003 and $1.3 million of additional consideration paid to the former shareholders of AXIS to settle all future contingent purchase price obligations. As further discussed in Note 5 of Notes to Consolidated Financial Statements, in the fourth quarter of 2003 we received $0.9 million from the liquidation of EVP. Planned capital expenditures for 2004 are approximately $5.8 million.

      Net cash flow used in investing activities was $10.9 million for the year ended December 31, 2002; a decrease of $3.9 million compared to the year ended December 31, 2001. Our principal investing activities in 2002 were $8.2 million relating to capital expenditure projects and $2.7 million, net of cash acquired, relating to our acquisitions of AXIS and S/ N Technologies.

Cash Flow from Financing Activities

      Cash flow provided by financing activities was $21.2 million for the year ended December 31, 2003; an increase of $52.5 million compared to the use of cash for the year ended December 31, 2002. In December 2003, we issued $60.0 million of convertible senior notes which mature in December 2008. As part of this issuance we incurred approximately $3.5 million of underwriting and professional fees, which were recorded as deferred financing costs and are being amortized over the 5-year term. A portion of the proceeds from this issuance was used to repay in full the $16.0 million in outstanding debt under the SCF Note. In May 2003, we had repaid $15.0 million of outstanding debt under the SCF Note. In addition, we paid $3.2 million related to other debt obligations.

      Cash flow used in financing activities was $31.3 million for the year ended December 31, 2002, representing a decrease of $38.9 million compared to the year ended December 31, 2001. The principal use of cash was $30.0 million relating to the repurchase of preferred stock and $2.6 million for the repayment of long-term debt, partially offset by proceeds of $0.8 million from the issuance of common stock under our employee stock purchase plan and $1.0 million from the exercise of stock options.

Acquisition Indebtedness

      In July 2002, in connection with our acquisition of AXIS, we issued a $2.5 million three-year unsecured promissory note payable to the former shareholders of AXIS, bearing interest at 4.34% per year. Principal is payable in quarterly installments of $0.2 million, plus interest, with the final payment due in July 2005. The unpaid balance as of December 31, 2003 was $1.5 million.

      In January 2001, in connection with our acquisition of all of the outstanding capital stock of Pelton Company, we issued a $3.0 million two-year unsecured promissory note payable to the former shareholder of Pelton, bearing interest at 8.5% per year. Principal was payable in quarterly payments of $0.4 million plus interest. The final payment on this note was made in February 2003.

Sale and Lease of Stafford Facilities

      In August 2001, we sold the land and buildings that house our corporate headquarters, our land imaging division and our MEMS facility in Stafford, Texas for $21.0 million cash, and repaid the outstanding mortgage loan secured by that property. At the same time, we entered into a non-cancelable lease with the purchaser of the property. This lease has a 12-year term with three consecutive options to extend the lease for five years each. We have no purchase option under this lease. As a result of the terms of the lease, the commitment was recorded as a twelve-year $21.0 million lease obligation with an implicit annual interest rate of 9.1%. We paid $1.7 million in commissions and professional fees, which were recorded as deferred financing costs and are being amortized over the 12-year term of the obligation. The unpaid balance of the lease payments as of December 31, 2003 was $18.8 million.

      The carrying value of the land and buildings are included as assets, and the value of the related lease obligations are included as liabilities, on our consolidated balance sheet under U.S. generally accepted accounting principles. As of December 31, 2003, the net carrying value of the facilities on our consolidated balance sheet was approximately $12.6 million.

      The lease agreement contains financial covenants requiring us to maintain certain current ratios and tangible net worth during the first five years of the lease term. These financial covenants provide that if we fail to meet certain current ratio or tangible net worth requirements for any four consecutive quarters, we would have to provide a letter of credit to the landlord in the amount of $1.5 million. At June 30, 2003, we failed to meet the tangible net worth requirement for four consecutive quarters, and as a result, we provided a letter of credit to the landlord in the amount of $1.5 million during the third quarter of 2003. To secure the issuance of the letter of credit, we were required to deposit $1.5 million with the issuing bank. This letter of credit will remain outstanding until we are back in compliance with the tangible net worth requirements for eight consecutive quarters, or until the expiration of the eighth year of the lease, which is in 2009. We were out of compliance with the tangible net worth requirement at December 31, 2003.

Future Contractual Obligations

      The following table sets forth estimates of future payments for 2004 through 2009, and thereafter, of our consolidated contractual obligations as of December 31, 2003 (in thousands):

	Payments Due by Fiscal Year

							2009 and
Contractual Obligations	Total	2004	2005	2006	2007	2008	Thereafter

Long-Term Debt and Lease Obligations	$81,203	$2,687	$1,840	$1,470	$1,610	$61,763	$11,833
Operating Leases	5,120	2,453	806	559	374	928	—
Product Warranty	3,433	3,433	—	—	—	—	—
Purchase Obligations	19,812	19,422	390	—	—	—	—

Total	$109,568	$27,995	$3,036	$2,029	$1,984	$62,691	$11,833

      The debt and lease obligations at December 31, 2003 consist primarily of $60.0 million in convertible senior notes that mature in December 2008. The remaining amount of these obligations consist of $1.5 million in unsecured promissory notes related to our acquisition of AXIS in 2002, $0.9 million of insurance costs we financed through short-term notes payable, and $18.8 million related to the lease arrangement housing our corporate headquarters, our Land Imaging division and MEMS facility in Stafford, TX. For further discussion of our notes payable, long-term debt and lease obligations, see Note 13 of the Notes to Consolidated Financial Statements.

      The operating lease commitments at December 31, 2003 relate to our lease of certain equipment, offices, and warehouse space under non-cancelable operating leases.

      The liability for product warranties at December 31, 2003 relates to the estimated future warranty expenditures associated with our products. Our warranty periods range from 90 days to three years from the date of original purchase, depending on the product. We record an accrual for product warranties and other contingencies when estimated future expenditures associated with those contingencies become probable and the amounts can be reasonably estimated.

      Our purchase obligations primarily relate to our committed inventory purchase orders for which deliveries are scheduled to be made in 2004. Included in this amount is a minimum payment commitment of labor hours to the outsource provider for the manufacturing of our vibrator vehicles, which extends through 2005 and approximates $0.4 million in each of the years ended December 31, 2004 and 2005.

      As part of our business plan, we are increasing the use of contract manufacturers as an alternative to in-house manufacturing. Under a few of our outsourcing arrangements, our manufacturing outsourcers first utilize our on-hand inventory, then directly purchase inventory at agreed-upon quantities and lead times in order to meet our scheduled deliveries. If demand proves to be less than we originally forecasted (thereby allowing us to cancel our committed purchase orders with our outsourcer), our manufacturing outsourcer has the right to require us to purchase inventory which it had purchased on our behalf. However, since we now issue purchase orders to our outsourcers based upon our short-term forecast (usually three months or less), we believe we have reduced the risk that we may be required to purchase any substantial quantities of inventory that we may never utilize.

Significant 2002 and 2003 Charges

      In 2002, we recorded significant charges in connection with our restructuring program. The related reserves reflected many estimates, including those pertaining to severance costs of $3.4 million, facility related charges (primarily future, non-cancelable, lease obligations) of $1.9 million and inventory-related charges of $4.3 million. In addition, during 2002, we recorded charges of $15.1 million relating to the impairment of goodwill and $6.3 million for the impairment of long-lived assets. In 2003, we recorded severance costs of $1.3 million, inventory-related charges of $1.0 million, $1.1 million for the impairment of long-lived assets and $2.5 million related to the write-down of rental equipment associated with our first generation radio-based VectorSeis land acquisition systems. We will continually reassess the requirements necessary to complete our restructuring program, which may result in additional charges being recorded in future periods. However, we currently do not anticipate any significant future charges or adjustments to our restructuring accruals, except for $0.4 million of additional severance expenses to be incurred in 2004 associated with the consolidation of three operating units within our Land Imaging segment into one division. See Note 2 of Notes to Consolidated Financial Statements.

      In 2002, we recorded a net charge of $60.0 million to income tax expense to establish an additional valuation allowance for our net deferred tax assets. In accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes,” we established an additional valuation allowance for our net deferred tax assets based on our cumulative operating results in the three-year period ended December 31, 2002. Our results in this period were heavily affected by industry conditions and deliberate and planned business restructuring activities in response to the prolonged downturn in the seismic equipment market, as well as heavy expenditures on research and development. Nevertheless, recent losses represented sufficient negative evidence to establish an additional valuation allowance. We have continued to reserve all of our net deferred tax assets and will continue until we have sufficient evidence to warrant reversal. This valuation allowance does not affect our ability to reduce future tax expense through utilization of net operating losses.

      See Note 21 of Notes to Consolidated Financial Statements for a tabular presentation of significant charges by segment.

Critical Accounting Policies and Estimates

      The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make choices between acceptable methods of accounting and to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. The following accounting policies are based on, among other things, judgments and assumptions made by management that include inherent risk and uncertainties. Management’s estimates are based on the relevant information available at the end of each period.

•	Revenue Recognition and Product Warranty — Revenue is derived from the sale of data acquisition systems and other seismic equipment as well as from the processing of seismic data. For the sales of data acquisition systems, we recognize revenue when the system is delivered to the customer and risk of ownership has passed to the customer, or, in the limited case where a customer acceptance clause exists in the contract, the later of delivery or when customer acceptance is obtained. For the sales of other seismic equipment, we recognize revenue when the equipment is shipped and risk of ownership has passed to the customer. For processing of seismic data, revenue is recognized at the time of delivery of the processed data to the customer.

When elements such as a data acquisition system and other seismic equipment are contained in a single arrangement, or in related arrangements with the same customer, we allocate revenue to each element based on its relative fair value, provided that such element meets the criteria for treatment as a separate unit of accounting. The price charged when the element is sold separately generally determines fair value. We limit the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services. We do not grant return or refund privileges to our customers.

We warrant that all manufactured equipment will be free from defects in workmanship, material and parts. Warranty periods range from 90 days to three years from the date of original purchase, depending on the product. At the time of sale, we record an accrual for product warranties and other contingencies, which is when estimated future expenditures associated with such contingencies are probable, and the amounts can be reasonably estimated. However, new information may become available, or circumstances (such as applicable laws and regulations) may change, thereby resulting in an increase or decrease in the amount required to be accrued for such matters (and therefore a decrease or increase in reported net income in the period of such change).

•	Impairment of Long-Lived Assets — We periodically evaluate the net realizable value of long-lived assets, including property, plant and equipment, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. We recognize impairment in the carrying value of an asset whenever we estimate that anticipated future cash flows (undiscounted) from an asset are less than its carrying value. We recognize the difference between the carrying value of the asset and its fair value as the amount of the impairment. Since we must exercise judgment in determining the fair value of long-lived assets, the carrying value of our long-lived assets may be either overstated or understated.

In May 2003, a strategic marketing alliance with Veritas DGC was terminated. We reassessed the net realizable value of our rental equipment, which was being utilized in North America as part of the alliance. This equipment was associated with our first generation radio-based VectorSeis land acquisition systems. This equipment was an older generation of our technology, therefore the market demand and its net realizable value was significantly less than our current generation VectorSeis land acquisition systems. As a result, we recorded an impairment charge of $2.5 million in 2003.

In early 2003, we initiated an evaluation of our marine solid streamer project and concluded we would no longer internally pursue this product for commercial development. In conjunction with this evaluation, certain fixed assets and patented technology were considered impaired, resulting in a write-down of fixed assets of $0.5 million and intangible assets of $0.6 million in the first quarter of 2003.

In 2002, we announced plans to close our Alvin, Texas and Norwich, U.K. manufacturing facilities. Applicable accounting rules required us to perform an impairment analysis as a result of the announced closures. As a result, we recorded an impairment charge of $6.3 million in 2002. We relied upon third party quoted market prices for the facilities and internally developed operating cash flows during the interim period prior to their closure to determine the amount of the impairment of other related assets.

•	Impairment of Goodwill — On January 1, 2002, we adopted SFAS No. 142 “Goodwill and Other Intangible Assets.” Since adoption of SFAS No. 142 we no longer amortize goodwill, but instead test for impairment at least annually and as triggering events occur. In making this assessment we rely on a number of factors including operating results, business plans, internal and external economic projections, anticipated future cash flows and external market data. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. Since our judgment is involved in performing goodwill valuation analyses, the carrying value of our goodwill may be either overstated or understated.

In the third quarter of 2002, we recorded an impairment charge of $15.1 million, which related to all the goodwill of our land analog products reporting unit, a reporting unit within Land Imaging. The continuing weakness in the traditional analog land seismic markets and the financial condition of many of the seismic contractors, coupled with the anticipated decrease in demand for analog products, precipitated the need for this interim impairment. We determine the fair value of our reporting units using a discounted future returns valuation method.

•	Realization of Investments — We accounted for our investment in EVP under the cost method, where we review the investment for impairment when we estimate that the fair value of our investment has fallen below the then-current carrying amount. When we deem the decline to be other than temporary, we record an impairment charge for the difference between the investment’s carrying value and its estimated fair value at the time. Since the time of our investment, EVP failed to close two anticipated asset management agreements, which resulted in EVP’s management re-evaluating its business model and adequacy of capital. The board of directors of EVP voted to liquidate EVP, as it was unable to present a clear and feasible business strategy. As a result, we wrote our investment in EVP down to its approximate fair value of $1.0 million. This fair value represents our best estimate of the expected liquidation payout. In December 2003 we received a portion of our liquidation payment and expect to receive our final liquidation payment in the first quarter of 2004.

•	Accounts and Notes Receivable Collectibility — We consider current information and circumstances regarding our customers’ ability to repay their obligations, and consider an account or note impaired when it is probable that we will be unable to collect all amounts due. When we consider an account or note as impaired, we measure the amount of the impairment based on the present value of expected future cash flows or the fair value of collateral. We include impairment losses (recoveries) in our allowance for doubtful accounts and for loan loss through an increase (decrease) in bad debt expense. Notes receivable are collateralized by the products sold, bear interest at contractual rates up to 12.7% per year and are due at various dates through 2006. The weighted average interest rate at December 31, 2003 for our notes receivable was 7.4%. We first apply cash receipts on impaired notes to reduce the principal amount of such notes until the principal has been recovered and then we recognize additional cash receipts as interest income.

•	Inventory Obsolescence — We provide reserves for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and its estimated market value based upon assumptions about future demand for our products and market conditions. For the years ended December 31, 2003, 2002 and 2001, we recorded inventory-related charges of approximately $1.0 million, $4.3 million and $3.6 million, respectively.

•	Deferred Tax Valuation Allowance — In 2002, we established an additional valuation allowance to reserve all of our net deferred tax assets. In accordance with SFAS No. 109, we established an additional valuation allowance for our net deferred tax assets based on our cumulative operating results in the most recent three-year period. Our results in this period were heavily affected by both industry conditions and deliberate and planned business restructuring activities in response to the prolonged downturn in the seismic equipment market, as well as heavy expenditures on research and development of our VectorSeis technology. Nevertheless, more recent losses represented sufficient negative evidence to establish an additional valuation allowance. We will continue to reserve all of our net deferred tax assets until we have sufficient evidence to warrant reversal. This valuation allowance does not affect our ability to reduce future tax expense through utilization of net operating losses.

•	Stock-Based Compensation — We have elected to continue to follow the intrinsic value method of accounting for equity-based compensation as prescribed by APB Opinion No. 25. If we had adopted SFAS No. 123, net earnings (loss), basic earnings (loss) per share and diluted earnings (loss) per share for the periods presented would have been reduced (increased) as follows (in thousands, except per share amounts):

	Years Ended December 31,

	2003	2002	2001

Net loss applicable to common shares	$(23,152)	$(120,821)	$3,709
Add: Stock-based employee compensation expense included in reported earnings (loss) applicable to common shares	(222)	417	246
Deduct: Stock-based employee compensation expense determined under fair value methods for all awards	$(2,463)	$(3,531)	$(4,244)

Pro forma net loss	$(25,837)	$(123,935)	$(289)

Basic and diluted earnings (loss) per common share — as reported	$(0.45)	$(2.37)	$0.07

Pro forma basic and diluted loss per common share	$(0.50)	$(2.43)	$(0.01)

      The above amounts are based on Black-Scholes valuation model variables of an average risk free interest rate based on 5-year Treasury bonds, an estimated option term of five years, $0 dividends and expected price volatility of 60% during the years ended December 31, 2003 and 2002 and 41% during the year ended December 31, 2001.

      We believe that all of the judgments and estimates used to prepare our financial statements were reasonable at the time we made them, but circumstances may change requiring us to revise our estimates in ways that could be materially adverse to our results of operations and financial condition.

Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of this statement are effective for fiscal years beginning after June 15, 2002. We adopted SFAS No. 143 on January 1, 2003 and its adoption did not have a significant impact on our results of operations or financial position.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, and we have adopted them for 2003. For all exit and disposal activities initiated on or before December 31, 2002, we have continued to follow EITF No. 94-3.

      In November 2002, the FASB issued Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others: an Interpretation of FASB Statements No. 5, 67, and 107 and Rescission of FASB Interpretation No. 34.” FIN No. 45 clarifies the requirements of FASB No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Our adoption of FIN No. 45 did not have a significant impact on our results of operations or financial position.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — and Amendment of FASB No. 123.” SFAS No. 148 amends FASB No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change in fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have elected to continue to follow the intrinsic value method of accounting prescribed by Accounting Principal Board Opinion No. 25. See Note 1 to the Notes to Consolidated Financial Statements.

      In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. The primary objective of the interpretation is to provide guidance on the identification of and financial reporting for entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (VIEs). FIN No. 46 provides guidance that determines (1) whether consolidation is required under the “controlling financial interest” model of Accounting Research Bulletin No. 51, Consolidated Financial Statements, or other existing authoritative guidance, or, alternatively, (2) whether the variable-interest model under FIN No. 46 should be used to account for existing and new entities. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (FIN 46-R) resulting in multiple effective dates based on the nature as well as creation date of the VIE. FIN No. 46, as revised, did not have a significant impact on our results of operations or financial position.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Our adoption of this statement had no initial impact on the results of operations or financial position.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires a financial instrument within its scope to be classified as a liability. It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. These effective dates are not applicable to the provisions of paragraphs 9 and 10 of SFAS 150 as they apply to mandatorily redeemable noncontrolling interests, as the FASB has delayed these provisions indefinitely. Our adoption of this statement had no initial impact on our results of operations or financial position.

      In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, which supercedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The impact of SAB 104 did not have a material effect on the Company’s results of operations or financial position.

Credit Risk

      Currently, our principal customers are seismic contractors, which operate seismic data acquisition systems and related equipment to collect data in accordance with their customers’ specifications or for their own seismic data libraries. In addition, we market and sell products and services to oil and gas companies. In 2003, BGP accounted for approximately 28% of our consolidated net sales. In 2002, two of our largest customers, Western-Geco and Laboratory of Regional Geo-Dynamics, Limited, were responsible for approximately 11% and 10%, respectively, of our consolidated net sales. The loss of any one of these customers or deterioration in our relations with any of them could have a material adverse effect on our results of operations and financial condition. In recent years, our customers have been rapidly consolidating, shrinking the demand for our products.

      During the year ended December 31, 2003, we recognized $20.0 million of sales to customers in the CIS, $15.4 million of sales to customers in Latin American countries, $20.0 million of sales to customers in Europe and $44.7 million of sales to customers in Asia. The majority of our foreign sales are denominated in U.S. dollars. In recent years, the CIS and certain Latin American countries have experienced economic problems and uncertainties as well as devaluations of their currencies. A continuation of weak demand for the services provided by certain of our customers will further strain their revenues and cash resources, thereby resulting in a higher likelihood of defaults in the timely payment of their obligations to us under our credit sales arrangements. Increased levels of payment defaults by our customers with respect to our credit sales arrangements could have a material adverse effect on our results of operations. To the extent that world events or economic conditions negatively affect our future sales to customers in those and other regions of the world or the collectibility of our existing receivables, our future results of operations, liquidity and financial condition may be adversely affected. See “— Risk Factors — Significant payment defaults under extended financing arrangements could adversely affect us.”

SCF Note and Warrant

      In August 2002, we repurchased all of the 40,000 outstanding shares of our Series B Convertible Preferred Stock and all of the 15,000 outstanding shares of our Series C Convertible Preferred Stock from SCF, a Houston-based private equity fund specializing in oil service investments. In exchange for the preferred stock, we paid SCF $30.0 million in cash at closing, issued SCF a $31.0 million unsecured promissory note due May 7, 2004 and granted SCF a warrant to purchase 2,673,517 shares of our common stock at $8.00 per share which expired on August 5, 2005. The Note bore interest at 8% per annum until May 7, 2003, at which time the interest rate increased to 13%. We recorded interest on this note at an effective rate of approximately 11% per year. In May 2003, we repaid $15.0 million of the note and in December 2003, we repaid, in full, the remaining outstanding $16.0 million indebtedness. In addition, in December 2003, we terminated the warrant by exchanging 125,000 shares of our common stock with a market value of $3.54 per share.

      Under the terms of a registration rights agreement, SCF had the right to demand that we file a registration statement for the resale of the shares of common stock SCF acquired upon exercise of the warrant. If we were acquired in a business combination pursuant to which our stockholders receive less than 60% of the aggregate consideration in the form of publicly traded common equity, then the holder of the warrant had the option to require the Company to acquire the warrant at its fair value as determined by the Black-Scholes valuation model, as further refined by the terms of the warrant agreement. Because we could have been required to repurchase the warrant in these limited circumstances, we had classified the warrant as a current liability on our consolidated balance sheet.

Certain Relationships and Related Party Transactions

      On March 31, 2003, we announced that we had appointed Robert P. Peebler as our president and chief executive officer. In April 2003, we invested $3.0 million in preferred securities of Energy Virtual Partners, LP and its affiliated corporation (EVP) in exchange for 22% of the outstanding ownership interests and 12% of the outstanding voting interests of EVP. EVP had been formed in 2001 to provide asset management services to large oil and gas companies in order to enhance the value of their oil and gas properties. Mr. Peebler had founded EVP and had served as its president and chief executive officer until his joining us in March 2003. Mr. Peebler continued to serve as the Chairman of EVP and held a 23% ownership interest in EVP. Under Mr. Peebler’s employment agreement with us, Mr. Peebler was permitted to devote up to 20% of his time to EVP.

      During the second quarter of 2003, EVP failed to close two anticipated asset management agreements, which resulted in EVP’s management re-evaluating its business model and adequacy of capital. During August 2003, the board of directors of EVP voted to liquidate EVP. For that reason, we wrote our investment in EVP down to its approximate liquidation value of $1.0 million, resulting in a charge against earnings in 2003 of $2.1 million. In December 2003, we received a portion of our final liquidation payment of $0.7 million and expect to receive our final liquidation payment of $0.1 million in the first quarter of 2004. Mr. Peebler offered, and we agreed, that all proceeds Mr. Peebler receives from the liquidation of EVP will be paid by him to us. In December 2003, we received $0.1 million from Mr. Peebler, and this amount has been included in our estimate of our liquidation value in EVP.

      James M. Lapeyre, Jr. is the chairman and a significant equity owner of Laitram, L.L.C. (Laitram) and has served as president of Laitram and its predecessors since 1989. Laitram is a privately owned, New Orleans-based manufacturer of food processing equipment and modular conveyor belts. Mr. Lapeyre and Laitram together owned 15.2% of our outstanding common stock as of December 31, 2003.

      We acquired DigiCourse, Inc., our marine positioning products business, from Laitram in 1998 and have renamed it I/O Marine Systems, Inc. In connection with that acquisition, we entered into a Continued Services Agreement with Laitram under which Laitram agreed to provide us certain accounting, software, manufacturing and maintenance services. Manufacturing services consist primarily of machining of parts for our marine positioning systems. The term of this agreement expired in September 2001, but we continue to operate under its terms. In addition, when we request, the legal staff of Laitram advises us on certain intellectual property matters with regard to our marine positioning systems. During 2003, we paid Laitram a total of $1.2 million, which consisted of $0.6 million of manufacturing services and $0.6 million of rent and other facilities charges. In the opinion of our management, the terms of these services are fair and reasonable and as favorable to us as those that could have been obtained from unrelated third parties at the time of their performance.

      In March 2000, our board of directors established an executive “matching” program under which we issued one share of restricted stock for each share purchased by our senior executives in open-market transactions in March and April of 2000. In connection with this program, we issued 33,000 shares of restricted stock to C. Robert Bunch; a former executive officer of I/O. Mr. Bunch funded his purchase through a loan from a commercial bank in the amount of $200,000. We guaranteed this indebtedness in 2000 and would have been liable for the entire amount outstanding under this loan if Mr. Bunch had defaulted on his obligation under the loan. Our guarantee of Mr. Bunch’s indebtedness expired by its terms in March 2003. Mr. Bunch left our employment in May 2003.

Risk Factors

      This report contains statements concerning our future results and performance and other matters that are “forward-looking” statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of such terms or other comparable terminology.

      Examples of other forward-looking statements contained in this report include statements regarding:

•	our expected revenues, operating profit and net income;

•	future growth rates and margins for certain of our products and services;

•	the adequacy of our future liquidity and capital resources;

•	anticipated timing and success of commercialization and capabilities of products and services under development;

•	our plans for facility closures and other future business reorganizations;

•	charges we expect to take for future reorganization activities;

•	savings we expect to achieve from our restructuring activities;

•	future demand for seismic equipment and services;

•	future seismic industry fundamentals;

•	future oil and gas commodity prices;

•	future worldwide economic conditions;

•	our expectations regarding future mix of business and future asset recoveries;

•	our expectations regarding realization of deferred tax assets;

•	our beliefs regarding accounting estimates we make;

•	the result of pending or threatened disputes and other contingencies;

•	our future acquisitions and levels of capital expenditures; and

•	our proposed strategic alliances.

      These forward-looking statements reflect our best judgment about future events and trends based on the information currently available to us. Our results of operations can be affected by inaccurate assumptions we make or by risks and uncertainties known or unknown to us. Therefore, we cannot guarantee the accuracy of the forward-looking statements. Actual events and results of operations may vary materially from our current expectations and assumptions. While we cannot identify all of the factors that may cause actual results to vary from our expectations, we believe the following factors should be considered carefully:

We may not gain rapid market acceptance for our VectorSeis products, which could materially and adversely affect our results of operations and financial condition.

      We have spent considerable time and capital developing our VectorSeis product lines. Because VectorSeis products rely on a new digital sensor, our ability to sell our VectorSeis products will depend on acceptance of our digital sensor and technology solutions by geophysical contractors and exploration and production companies. If our customers do not believe that our digital sensor delivers higher quality data with greater operational efficiency, our results of operations and financial condition will be materially and adversely affected.

      System reliability is an important competitive consideration for seismic data acquisition systems. Even though we attempt to assure that our systems are always reliable in the field, the many technical variables related to operations can cause a combination of factors that can and have, from time to time, caused service issues with our analog products. If our customers believe that our analog products have reliability issues, then those customers may delay acceptance of our new products and reduce demand for our analog products. Our business, our results of operations and our financial condition, therefore, may be materially and adversely affected.

      While we believe that our new VectorSeis System Four land data acquisition system has made significant improvements in both field troubleshooting and reliability compared to our legacy systems, products as complex as this system, however, sometimes contain undetected errors or bugs when first introduced. Despite our testing program, these undetected errors are not discovered until the product is purchased and used by a customer. If our customers deploy our new products and they do not work correctly, our relationship with our customers may be materially and adversely affected. Errors may be found in future releases of our products, and these errors could impair the market acceptance of our products. If our customers do not accept our new products as rapidly as we anticipate, our business, our results of operations and our financial condition may be materially and adversely affected.

The loss of any significant customer could materially and adversely affect our results of operations and financial condition.

      We rely on a relatively small number of significant customers. Consequently, our business is exposed to the risks related to customer concentration. In 2003, BGP, an international seismic contractor and subsidiary of the China National Petroleum Corporation (BGP), accounted for approximately 28% of our consolidated net sales. In 2002, two of our largest customers, Western-Geco and Laboratory of Regional Geo-Dynamics, Limited were responsible for approximately 11% and 10%, respectively, of our consolidated net sales. The loss of any of our significant customers or a deterioration in our relations with any of them could materially and adversely affect our results of operations and financial condition.

Our business reorganization and facilities closure plans may not yield the benefits we expect and could harm our financial condition, reputation and prospects.

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

If we fail to implement our business strategy, our financial condition and results of operations could be materially and adversely affected.

      Our future financial performance and success are dependent in large part upon our ability to successfully implement our business strategy to introduce new seismic technologies, and to reduce costs through outsourcing manufacturing and certain research and development activities. We cannot assure you that we will be able to successfully implement our business strategy or be able to improve our operating results. In particular, we cannot assure you that we will be able to stimulate sufficient demand for our VectorSeis products, our AZIM processing services or our traditional analog product line, to execute our growth strategy (including acquisitions) or to sufficiently reduce our costs to achieve required efficiencies. Our strategic direction also may give rise to unforeseen costs, which could wholly or partially offset any expense reductions or other financial benefits we attain as a result of the changes to our business.

      We are in the process of evaluating and may, from time to time in the future, evaluate the acquisition of assets or operations that complement our existing businesses. We cannot estimate what impact, if any, our acquisition of these assets or operations may have on our business.

      Furthermore, we cannot assure you that we will be successful in our acquisition efforts or that we will be able to effectively manage expanded or acquired operations. Our ability to achieve our acquisition or expansion objectives and to effectively manage our growth depends on a number of factors, including:

•	our ability to identify appropriate acquisition targets and to negotiate acceptable terms for their acquisition;

•	our ability to integrate new businesses into our operations; and

•	the availability of capital on acceptable terms.

      Our business strategy may require additional funding, which may be provided in the form of additional debt, equity financing or a combination thereof. We cannot assure you that we will be able to obtain this financing, and if so, on advantageous terms and conditions.

      Implementation of our business strategy could be affected by a number of factors beyond our control, such as increased competition, general economic conditions or increased operating costs. Any failure to successfully implement our business strategy could materially and adversely affect our financial condition and results of operations. We may, in addition, decide to alter or discontinue certain aspects of our business strategy at any time.

Technologies and businesses that we acquire may be difficult to integrate, disrupt our business, dilute stockholder value or divert management attention.

      An important aspect of our current business strategy is to seek new technologies, products and businesses to broaden the scope of our existing and planned product lines and technologies. While we intend to focus on acquisitions that complement our technologies and our general business strategy, there can be no assurance that we will be successful in locating such acquisitions or that any completed acquisition will achieve the expected benefit.

      In addition, an acquisition may result in unexpected costs, expenses and liabilities. For example, during 2002, we acquired certain assets of S/ N Technologies and, in April 2003, we invested $3.0 million in Energy Virtual Partners. These transactions were not successful and we have since completely written down the costs of the assets we purchased from S/ N Technologies and have written down our investment in Energy Virtual Partners to its approximate liquidation value of $1.0 million.

      Our ability to achieve our expansion and acquisition objectives will also depend on the availability of capital on acceptable terms. Our combined businesses resulting from any acquisitions may not be able to generate sufficient operating cash flows in order for us to obtain additional financing or fund our acquisition strategy.

      Acquisitions expose us to:

•	increased costs associated with the acquisition and operation of the new businesses or technologies and the management of geographically dispersed operations;

•	risks associated with the assimilation of new technologies, operations, sites and personnel;

•	the possible loss of key employees;

•	risks that any technology we acquire may not perform as well as we had anticipated;

•	the diversion of management’s attention and other resources from existing business concerns;

•	the potential inability to replicate operating efficiencies in the acquired company’s operations;

•	the inability to generate revenues to offset associated acquisition costs;

•	the requirement to maintain uniform standards, controls, and procedures;

•	the impairment of relationships with employees and customers as a result of any integration of new and inexperienced management personnel; and

•	the risk that acquired technologies do not provide us with the benefits we anticipated.

      The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified potential acquisitions. Integration of acquired businesses require significant efforts from each entity, including coordinating existing business plans and research and development efforts. Integrating operations may distract management’s attention from the day-to-day operation of the combined companies. If we are unable to successfully integrate the operations of acquired businesses, our future results will be negatively impacted.

      Acquisitions may also result in the issuance of dilutive equity securities, the incurrence or assumption of debt and additional expenses associated with the amortization of acquired intangible assets. There is no assurance that past or future acquisitions will generate additional income, cash flows or provide any benefit to our business.

We have developed outsourcing arrangements with third parties to manufacture some of our products. If these third parties fail to deliver quality products or components at reasonable prices on a timely basis, we may alienate some of our customers and our revenues, profitability and cash flow may decline.

      As part of our strategic direction, we are increasing our use of contract manufacturers as an alternative to our own manufacture of products. If, in implementing this initiative, we are unable to identify contract manufacturers willing to contract with us on competitive terms and to devote adequate resources to fulfill their obligations to us or if we do not properly manage these relationships, our existing customer relationships may suffer. In addition, by undertaking these activities, we run the risk that the reputation and competitiveness of our products and services may deteriorate as a result of the reduction of our control over quality and delivery schedules. We also may experience supply interruptions, cost escalations and competitive disadvantages if our contract manufacturers fail to develop, implement, or maintain manufacturing methods appropriate for our products and customers.

      If any of these risks are realized, our revenues, profitability and cash flow may decline. In addition, as we come to rely more heavily on contract manufacturers, we may have fewer personnel resources with expertise to manage problems that may arise from these third-party arrangements.

The current oversupply of seismic data and downward pricing pressures has, and may continue to, adversely affect our operations and significantly reduce our operating margins and income.

      The current industry-wide oversupply of speculative surveys conducted and collected by geophysical contractors, and their practice of lowering prices to their customers for these surveys, in order to recover investments in assets used to conduct 3-D surveys has in recent years adversely affected our results of operations and financial condition. Particularly during periods of reduced levels of exploration for oil and gas, the oversupply of seismic data and downward pricing pressures limit our ability to meet sales objectives and maintain profit margins for our products and sustain growth of our business. These industry conditions have reduced, and if continued into the future, will reduce, our revenues and operating margins.

Oil and gas companies and geophysical contractors will reduce demand for our products and services if the level of exploration expenditures continues to remain relatively low.

      Historically, demand for our products has been sensitive to the level of exploration spending by oil and gas companies and geophysical contractors. Exploration expenditures have tended in the past to follow trends in the price of oil and gas, which have fluctuated widely in recent years in response to relatively minor changes in supply and demand for oil and gas, market uncertainty and a variety of other factors beyond our control. Prolonged reductions in oil and gas prices will generally depress the level of exploration activity and correspondingly depress demand for our products and services. A prolonged downturn in market demand for our products or services will have a material adverse effect on our results of operations and financial condition. Additionally, we cannot assure you that increases in oil and gas prices will increase demand for our products and services or otherwise have a positive effect on our results of operations or financial condition.

      Factors affecting the prices of oil and gas include:

•	level of demand for oil and gas;

•	worldwide political, military and economic conditions, including the ability of the Organization of Petroleum Exporting Countries (OPEC) to set and maintain production levels and prices for oil

•	level of oil and gas production;

•	government policies regarding the exploration for, and production and development of, oil and gas reserves in their jurisdictions; and

•	global weather conditions.

      The markets for oil and gas historically have been volatile and are likely to continue to be so in the future.

Our outsourcing relationships may require us to purchase inventory when demand for products produced by third-party manufacturers is low.

      Under a few of our outsourcing arrangements, our manufacturing outsourcers purchase agreed-upon inventory levels to meet our forecasted demand. Since we typically operate without a significant backlog of orders for our products, our manufacturing plans and inventory levels are principally based on sales forecasts. If demand proves to be less than we originally forecasted, these manufacturing outsourcers have the right to require us to purchase any excess or obsolete inventory. Should we be required to purchase inventory pursuant to these provisions, we may be required to purchase inventory that we may never utilize.

We have a history of operating losses and we may have losses in the future.

      As of and for the year December 31, 2003, we had:

•	an accumulated deficit of approximately $159.7 million; and

•	incurred an operating loss of $21.3 million and net loss of $23.2 million.

      We also had an operating loss and net loss for the year ended December 31, 2002. While we intend to increase revenues, operating income and net income through acquisitions and internal growth, there can be no assurance we will be successful and our business and financial condition could be materially and adversely affected.

We will require a significant amount of cash to fund our operations and future acquisitions. We may have difficulty raising needed capital in the future.

      We are significantly more leveraged after the consummation of our convertible offering in December 2003. As of December 31, 2003, our outstanding indebtedness is $81.2 million. As a result, our interest expense is expected to increase for 2004 and in the foreseeable future. We presently estimate that our capital expenditures for 2004 will be approximately $5.8 million and that we will need approximately $28.0 million to meet our contractual obligations in 2004. Moreover, we have expended and will continue to expend substantial funds to complete the research, development and testing of our products and services. We will require additional funds for these purposes, to establish additional manufacturing arrangements and to provide for the marketing of our products and services.

      We have typically financed operations from internally generated cash and funds from equity and debt financings. Our cash and cash equivalents, however, decreased $16.7 million, or 22%, from December 31, 2002 to December 31, 2003, primarily due to net cash used in operating activities of $33.1 million, the pay down of $31.0 million of indebtedness under the SCF Note, partially offset by the $60.0 million of proceeds from the issuance of convertible securities in December 2003. The net cash used in operating activities was mainly due to the loss from operations for the year, an increase in accounts receivables, an increase in our inventory and a decrease in our accounts payable and accrued expenses. The increase in our accounts receivable was primarily due to a continued shift in our sales to foreign customers, which historically have been slower to pay. Our cash and cash equivalents also decreased approximately 24% from December 31, 2001 to December 31, 2002.

      There is increasing risk that our collections cycle will further lengthen as we anticipate a larger percentage of our sales will be to foreign customers, particularly in China and the CIS. Moreover, under many of our outsourcing arrangements, our manufacturing partners first utilize our on-hand inventory, then directly purchase inventory at agreed-upon levels to meet our forecasted demand. If demand proves to be less than we originally forecasted, our manufacturing partners have the right to require us to purchase any excess or obsolete inventory that our partners purchased on our behalf. Should we be required to purchase inventory pursuant to these provisions, we may be required to expend large sums of cash for inventory that we may never utilize.

      We cannot assure you that our sources of cash will be sufficient to meet our anticipated future capital requirements. We used a portion of the proceeds from the sale of convertible notes to repay in full approximately $16.0 million of outstanding indebtedness under the SCF Note, and expect to use the remaining proceeds for funding future acquisitions. As a result, the remaining proceeds from the offering of the notes will not be available to meet our future capital requirements. Additional funds may not be available on acceptable terms, if at all. If adequate funds are unavailable from operations or additional sources of financing, we might be forced to reduce or delay acquisitions or capital expenditures, sell assets, reduce operating expenses, refinance all or a portion of our debt, or delay or reduce important efforts, such as marketing programs and research or development programs.

      In addition, we may seek to raise any necessary additional funds through equity or debt financings, convertible debt financing, alliance arrangements with corporate partners or other sources, which may be dilutive to existing stockholders and may cause the price of our common stock to decline.

We derive a substantial amount of our revenues from foreign sales, which pose additional risks.

      Sales to customers outside of North America accounted for approximately 77% of our consolidated net sales for the year ended December 31, 2003, and we believe that export sales will remain a significant percentage of our revenue. United States export restrictions affect the types and specifications of products we can export. Additionally, to complete certain sales, United States laws may require us to obtain export licenses, and we cannot assure you that we will not experience difficulty in obtaining these licenses. Operations and sales in countries other than the United States are subject to various risks peculiar to each country. With respect to any particular country, these risks may include:

•	expropriation and nationalization;

•	political and economic instability;

•	armed conflict and civil disturbance;

•	currency fluctuations, devaluations and conversion restrictions;

•	confiscatory taxation or other adverse tax policies;

•	tariff regulations and import/export restrictions;

•	governmental activities that limit or disrupt markets, or restrict payments or the movement of funds; and

•	governmental activities that may result in the deprivation of contractual rights.

      There is increasing risk that our collections cycle will further lengthen as we anticipate a larger percentage of our sales will be to foreign customers, particularly those in China and the CIS.

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

      The markets for our products are characterized by rapidly changing technology and frequent product introductions. We must invest substantial capital to maintain a leading edge in technology, with no assurance that we will receive an adequate rate of return on such investments. If we are unable to develop and produce successfully and timely new and enhanced products, we will be unable to compete in the future and our business, our results of operations and financial condition will be materially and adversely affected.

Competition from sellers of seismic data acquisition systems and equipment is intensifying and could adversely affect our results of operations and financial condition.

      Our industry is highly competitive. Our competitors have been consolidating into better-financed companies with broader product lines. Certain of our competitors are affiliated with seismic contractors, which forecloses a portion of the market to us. Some of our competitors have greater name recognition, more extensive engineering, manufacturing and marketing capabilities, and greater financial, technical and personnel resources than those available to us. Our ability to compete effectively in the manufacture and sale of seismic instruments and data acquisition systems depends principally upon continued technological innovation, as well as our reputation for quality, our ability to deliver on schedule and price.

      Our competitors have expanded or improved their product lines, which has adversely affected our results of operations. One competitor has introduced a lightweight land seismic system that we believe has made our current land system more difficult to sell at acceptable margins. In addition, another competitor introduced a marine solid streamer product that competes with our oil-filled towed streamer product. Streamers are towed behind marine vessels to acquire seismic data in marine environments and can either be solid or oil-filled. Our net sales of marine streamers have been, and will continue to be, adversely affected by customer preferences for solid products. In May 2003, we decided to cancel our internal project to develop a solid streamer product.

Further consolidation among our significant customers could materially and adversely affect us.

      Historically, a relatively small number of customers has accounted for the majority of our net sales in any period. In recent years, our customers have been rapidly consolidating, shrinking the demand for our products. The loss of any of our significant customers to further consolidation could materially and adversely affect our results of operations and financial condition.

Large fluctuations in our sales and gross margins can result in operating losses.

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

      We must establish our expenditure levels for product development, sales and marketing and other operating expenses based, in large part, on our forecasted net sales and gross margins. As a result, if net sales or gross margins fall below our forecasted expectations, our operating results and financial condition are likely to be adversely affected because not all of our expenses vary with our revenues.

Write-offs related to the impairment of long-lived assets and other non-cash charges may adversely impact or delay our profitability.

      We may incur significant non-cash charges related to impairment write-downs of our long-lived assets, including goodwill and other intangible assets. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we recorded an impairment charge of $15.1 million in 2002 relating to our analog land products reporting unit. Also, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we recorded an impairment charge relating to other long-lived assets of $6.3 million in 2002 (relating to the impairment of our Alvin, Texas manufacturing facility, the leasehold improvements in our Norwich, U.K. geophone stringing facility and certain related manufacturing equipment at both facilities) and $1.1 million in 2003 (relating to the cancellation of our solid streamer project within our Marine Imaging segment in the first quarter of 2003).

      We will continue to incur non-cash charges related to amortization of other intangible assets. We are required to perform periodic impairment reviews of our goodwill at least annually. To the extent these reviews conclude that the carrying value of our goodwill exceeds its implied fair value, we will be required to record an impairment charge to write down our goodwill to its implied fair value. Also, we periodically evaluate the net realizable values of our other long-lived assets. To the extent these reviews conclude that the expected future cash flows generated from our business activities are not sufficient to recover the cost of our other long-lived assets, we will be required to measure and record an impairment charge to write down these assets to their net realizable values. We cannot assure you that upon completion of subsequent reviews, a material impairment charge will not be recorded. If future periodic reviews determine that our assets are impaired and a write down is required, it will adversely impact or delay our profitability.

We may be unable to obtain broad intellectual property protection for our current and future products and we may become involved in intellectual property disputes.

      We rely on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary technologies. We believe that the technological and creative skill of our employees, new product developments, frequent product enhancements, name recognition and reliable product maintenance are the foundations of our competitive advantage. Although we have a considerable portfolio of patents, copyrights and trademarks, these property rights offer us only limited protection. Our competitors may attempt to copy aspects of our products despite our efforts to protect our proprietary rights, or may design around the proprietary features of our products. Policing unauthorized use of our proprietary rights is difficult, and we are unable to determine the extent to which such use occurs. Our difficulties are compounded in certain foreign countries where the laws do not offer as much protection for proprietary rights as the laws of the United States.

      Third parties inquire and claim from time to time that we have infringed upon their intellectual property rights. Any such claims, with or without merit, could be time consuming, result in costly litigation, result in injunctions, require product modifications, cause product shipment delays or require us to enter into royalty or licensing arrangements. Such claims could have a material adverse affect on our results of operations and financial condition.

Significant payment defaults under extended financing arrangements could adversely affect us.

      We often sell to customers on payment terms other than cash on delivery. We allow many of our customers to finance substantial purchases of our products through the issuance to us of promissory notes. The terms of these promissory notes initially range from eight months to five years. As of December 31, 2003 we had accounts receivable of approximately $34.3 million and notes receivable of approximately $20.8 million. Significant payment defaults by customers could have a material adverse effect on our results of operations and financial condition.

      Approximately $9.7 million of our total notes receivable at December 31, 2003 related to one Russian customer. During 2003, this customer became delinquent on approximately $0.8 million of its scheduled principal and interest payments, in addition to becoming delinquent on $1.8 million of its trade receivables. In January 2004, we refinanced the delinquent portion of its notes and accounts receivable into a new note totaling $2.6 million, with payments due in equal installments over a twelve month period. The customer has currently made all scheduled payments on its existing and refinanced notes and is expected to pay all it obligations in full.

Our operations, and the operations of our customers, are subject to numerous government regulations, which could adversely limit our operating flexibility.

      Our operations are subject to laws, regulations, government policies and product certification requirements worldwide. Changes in such laws, regulations, policies or requirements could affect the demand for our products or result in the need to modify products, which may involve substantial costs or delays in sales and could have an adverse effect on our future operating results. Our export activities are also subject to extensive and evolving trade regulations. Certain countries are subject to restrictions, sanctions and embargoes imposed by the United States government. These restrictions, sanctions and embargoes also prohibit or limit us from participating in certain business activities in those countries. Our operations are subject to numerous local, state and federal laws and regulations in the United States and in foreign jurisdictions concerning the containment and disposal of hazardous materials, the remediation of contaminated properties and the protection of the environment. These laws have been changed frequently in the past, and there can be no assurance that future changes will not have a material adverse effect on us. In addition, our customers’ operations are also significantly impacted by laws and regulations concerning the protection of the environment and endangered species. Consequently, changes in governmental regulations applicable to our customers may reduce demand for our products. For instance, regulations regarding the protection of marine mammals in the Gulf of Mexico may reduce demand for our airguns and other marine products. To the extent that our customer’s operations are disrupted by future laws and regulations, our business and results of operations may be materially and adversely affected.

Disruption in vendor supplies will adversely affect our results of operations.

      Our manufacturing processes require a high volume of quality components. Certain components used by us are currently provided by only one supplier. We may, from time to time, experience supply or quality control problems with suppliers, and these problems could significantly affect our ability to meet production and sales commitments. Reliance on certain suppliers, as well as industry supply conditions, generally involve several risks, including the possibility of a shortage or a lack of availability of key components and increases in component costs and reduced control over delivery schedules; any of these could adversely affect our future results of operations.

Our stock price may fluctuate, and your investment in our stock could decline in value.

      The average daily trading volume of our common stock for the twelve months ending December 31, 2003, was approximately 198,000 shares. The trading volume of our stock may contribute to its volatility, and an active trading market in our stock might not continue.

      If substantial amounts of our common stock were to be sold in the public market, the market price of our common stock could fall. Some of the other factors that can affect our stock price are:

•	future demand for seismic equipment and services;

•	the announcement of new products, services or technological innovations by us or our competitors;

•	the adequacy of our liquidity and capital resources;

•	consolidation among our significant customers;

•	continued variability in our revenues or earnings;

•	changes in quarterly revenue or earnings estimates for us made by the investment community; and

•	speculation in the press or investment community about our strategic position, financial condition, results of operations, business or significant transactions.

      The market price of our common stock may also fluctuate significantly in response to factors that are beyond our control. The stock market in general has recently experienced extreme price and volume fluctuations. In addition, the market prices of securities of technology companies have also been extremely volatile, and have experienced fluctuations that often have been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could result in extreme fluctuations in the price of our common stock, which could cause a decline in the value of our investors’ stock.

Our certificate of incorporation, our bylaws, Delaware law and our stockholder rights plan contain provisions that could discourage another company from acquiring us.

      Provisions of Delaware law, our certificate of incorporation, bylaws and stockholder rights plan may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for shares of our common stock. These provisions include:

•	authorizing the issuance of “blank check” preferred stock without any need for action by stockholders;

•	providing for a dividend on our common stock, commonly referred to as a “poison pill”, which can be triggered after a person or group acquires, obtains the right to acquire, or commences a tender or exchange offer to acquire, 20% or more of our outstanding common stock;

•	providing for a classified board of directors with staggered terms;

•	requiring supermajority stockholder voting to effect certain amendments to our certificate of incorporation and by-laws;

•	eliminating the ability of stockholders to call special meetings of stockholders;

•	prohibiting stockholder action by written consent; and

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

The loss of certain members of our senior management team (many of whom have only recently joined our company) could have a material adverse effect on our financial condition and results of operations.

      Our success depends, in part, on the efforts of our senior management and other key employees. These individuals possess sales, marketing, technical, engineering, manufacturing and processing skills that are critical to executing our business strategy. If we lose or suffer an extended interruption in the services of one or more of our senior officers, our financial condition and results of operations may be adversely affected. Moreover, the market for qualified individuals may be highly competitive, and we may not be able to attract and retain qualified personnel to replace or succeed members of our senior management or other key employees, should the need arise.

      While many members of our current senior management team have significant experience working at various large corporations, with some of them working together at those corporations, our senior management has had limited experience working together at our company and implementing our current business strategy. In April 2003, Robert P. Peebler became our chief executive officer after serving as a member of our Board of Directors since 1999. To help lead the implementation of our seismic imaging-based strategy, Mr. Peebler has recruited several new senior executives to augment our management team, including Jorge Machnizh, Executive Vice President and Chief Operating Officer, J. Michael Kirksey, Executive Vice President and Chief Financial Officer, Chris Friedemann, Vice President — Commercial Development, and Jim Hollis, Vice President — Land Imaging Systems.

Our significant debt obligations could limit our flexibility in managing our business and expose us to certain risks.

      As of December 31, 2003, we had $81.2 million of indebtedness outstanding (including our lease obligations under our facilities sale-leaseback arrangements). As a result, our interest expense is expected to increase for 2004 and in the foreseeable future. Our ability to make scheduled payments of principal or interest on, or to refinance, our indebtedness depends on our future business performance, which is subject to many economic, financial, competitive and other factors beyond our control. We do not have a working capital or other senior credit facility in place to finance our working capital needs. Our degree of leverage may have important consequences to you, including the following:

•	we may have difficulty satisfying our obligations under the notes or other indebtedness and, if we fail to comply with these requirements, an event of default could result;

•	we may be required to dedicate a substantial portion of our cash flow from operations to required payments on indebtedness, thereby reducing the availability of cash flow for working capital, capital expenditures and other general corporate activities;

•	covenants relating to future debt may limit our ability to obtain additional financing for working capital, capital expenditures and other general corporate activities;

•	covenants relating to future debt may limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	we may be more vulnerable to the impact of economic downturns and adverse developments in our business; and

•	we may be placed at a competitive disadvantage against any less leveraged competitors.

      The occurrence of any one of these events could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our obligations under the notes.

We may not be able to generate sufficient cash flows to meet our operational, growth and debt service needs.

      Our cash and cash equivalents have declined from $76.2 million at December 31, 2002 to $59.5 million at December 31, 2003, a decrease of $16.7 million, or 22%. Our ability to fund our operations, grow our business and to make scheduled payments on our indebtedness and our other obligations, will depend on our financial and operating performance, which in turn will be affected by general economic conditions in the energy industry and by many financial, competitive, regulatory and other factors beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future sources of capital will be available to us in an amount sufficient to enable us to service our indebtedness, including the notes, or to fund our other liquidity needs.

      If we are unable to generate sufficient cash flows to fund our operations, grow our business and satisfy our debt obligations, we may have to undertake additional or alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot assure you that any refinancing would be possible, that any assets could be sold, or, if sold, of the timing of the sales and the amount of proceeds that may be realized from those sales, or that additional financing could be obtained on acceptable terms, if at all. Our inability to generate sufficient cash flows to satisfy debt obligations, or to refinance our indebtedness on commercially reasonable terms, would materially and adversely affect our financial condition and results of operations and our ability to satisfy our obligations under the notes.

      NOTE: The foregoing factors pursuant to the Private Securities Litigation Reform Act of 1995 should not be construed as exhaustive. In addition to the foregoing, we wish to refer readers to other factors discussed elsewhere in this report as well as other filings and reports with the SEC for a further discussion of risks and uncertainties which could cause actual results to differ materially from those contained in forward-looking statements. We undertake no obligation to publicly release the result of any revisions to any such forward-looking statements, which may be made to reflect the events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

      We may, from time to time, be exposed to market risk, which is the potential loss arising from adverse changes in market prices, interest rates and foreign currency exchange rates. We traditionally have not entered into significant derivative or other financial instruments other than the warrant granted to SCF, which was terminated in December 2003. We are not currently a borrower under any material credit arrangements, which feature fluctuating interest rates, but we did have $78.5 million of long-term fixed rate debt outstanding at December 31, 2003. As a result, we are subject to the risk of higher interest costs if this debt is refinanced. If rates are 1% higher at the time of refinancing, our interest costs would increase by approximately $0.8 million annually.

      We have subsidiaries in the Netherlands, United Kingdom, Norway and the United Arab Emirates. Therefore, our financial results may be affected by changes in foreign currency exchange rates. Our consolidated balance sheet at December 31, 2003 reflected approximately $21.1 million of net working capital related to our foreign subsidiaries. A majority of our foreign net working capital is within the Netherlands and United Kingdom. The subsidiaries receive their income and pay their expenses primarily in Euros and British pounds (GBP), respectively. To the extent that transactions of these subsidiaries are settled in Euros or GBP, a devaluation of these currencies versus the U.S. dollar could reduce the contribution from these subsidiaries to our consolidated results of operations as reported in U.S. dollars. We do not hedge the market risk related to fluctuations in foreign currencies.

Item 8.	Financial Statements and Supplementary Data

      The financial statements required by this item begin at page F-1 hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A.	Controls and Procedures

      We have carried out an evaluation under the supervision of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2003, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

      In the fourth quarter of 2003, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting. However, management, in consultation with PricewaterhouseCoopers LLP (PWC), our independent accountants, has identified and reported to the audit committee of our board of directors certain matters involving internal control deficiencies related to our Pelton subsidiary that we and PWC considered to be a reportable condition under standards established by the American Institute of Certified Public Accountants. The identified internal control deficiency concerned inadequate procedures in place for the personnel at this subsidiary to perform and complete an accurate year-end physical inventory count. However, the control deficiency did not result in an audit adjustment.

      The matter involving this reportable condition has been discussed in detail among management, the audit committee of our board of directors and PWC. To address this identified deficiency, we hired a consultant to review the subsidiary’s year-end inventory count procedures, making recommendations as to their improvement. In addition, we have instituted additional inventory control procedures at this subsidiary, including daily cycle counting of its inventory, and have centralized certain aspects of the overall physical inventory process and related procedures.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by Item 10 is included in our definitive proxy statement for our 2004 Annual Meeting of Stockholders under the headings “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.	Executive Compensation

      The information required by Item 11 is included in our definitive proxy statement for our 2004 Annual Meeting of Stockholders under the heading “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by Item 12 is included in our definitive proxy statement for our 2004 Annual Meeting of Stockholders under the headings, “Ownership of Equity Securities in I/O” and “Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions

      The information required by Item 13 is included in our definitive proxy statement for our 2004 Annual Meeting of Stockholders under the heading “Certain Transactions and Relationships.”

Item 14.	Principal Accountant Fees and Services

      The information required by Item 14 is included in our definitive proxy statement for our 2004 Annual Meeting of Stockholders under the heading “Audit and Non-Audit Fees.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) List of Documents Filed.

      (1) Financial Statements

The financial statements filed as part of this report are listed in the “Index to Consolidated Financial Statements” on page F-1 hereof.

      (2) Financial Statement Schedules

The following financial statement schedule is included as part of this Annual Report on Form 10-K:

Schedule II — Valuation and Qualifying Accounts

All other schedules are omitted because they are inapplicable or the requested information is shown in the financial statements or noted therein.

      (3) Exhibits

3.1		—	Amended and Restated Certificate of Incorporation filed as Exhibit 3.1 to the Company’s Transition Report on Form 10-K for the seven months ended December 31, 2000, and incorporated herein by reference.
*3	.2	—	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated October 10, 1996.

3.3		—	Amended and Restated Bylaws filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2002, and incorporated herein by reference.
4.1		—	Form of Certificate of Designation, Preference and Rights of Series A Preferred Stock of Input/Output, Inc., filed as Exhibit 2 to the Company’s Registration Statement on Form 8-A dated January 27, 1997 (attached as Exhibit 1 to the Rights Agreement referenced in Exhibit 10.5), and incorporated herein by reference.
4.2		—	Indenture of Input/Output, Inc. dated as of December 10, 2003, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 dated January 27, 2004, and incorporated herein by reference.
**10	.1	—	Amended and Restated 1990 Stock Option Plan, filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-80299), filed with the Securities and Exchange Commission on June 9, 1999, and incorporated herein by reference.
10.2		—	Lease Agreement dated as of August 20, 2001, between NL Ventures III Stafford L.P. and Input/Output, Inc. filed as Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference.
**10	.3	—	Input/Output, Inc. Amended and Restated 1996 Non-Employee Director Stock Option Plan, filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-80299), filed with the Securities and Exchange Commission on June 9, 1999, and incorporated herein by reference.
10.4		—	Rights Agreement, dated as of January 17, 1997, by and between Input/Output, Inc. and Harris Trust and Savings Bank, as Rights Agent, including exhibits thereto, filed as Exhibit 4 to the Company’s Form 8-A dated January 27, 1997, and incorporated herein by reference.
**10	.5	—	Input/Output, Inc. Employee Stock Purchase Plan, filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (Registration No. 333-24125) filed with the Securities and Exchange Commission on March 18, 1997, and incorporated herein by reference.
10.6		—	First Amendment to Rights Agreement by and between the Company and Harris Trust and Savings Bank as Rights Agent, dated April 21, 1999, filed as Exhibit 10.3 to the Company’s Form 8-K dated April 21, 1999, and incorporated herein by reference.
*10	.7	—	Registration Rights Agreement by and among the Company and The Laitram Corporation, dated November 16, 1998.
**10	.8	—	Input/Output, Inc. 1998 Restricted Stock Plan, filed as Exhibit 4.7 to the Company’s Registration Statement on S-8 (Registration No. 333-80297), filed with the Securities and Exchange Commission on June 9, 1999, and incorporated herein by reference.
**10	.9	—	Input/Output Inc. Non-qualified Deferred Compensation Plan, filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
**10	.10	—	Amendment No. 1 to the Input/Output, Inc. Amended and Restated 1996 Non-Employee Director Stock Option Plan, dated September 13, 1999, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999, and incorporated herein by reference.
**10	.11	—	Employment Agreement by and between the Company and Bjarte Fageraas dated effective as of February 4, 2003, filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
**10	.12	—	Employment Agreement by and between the Company and Laura Guthrie dated effective as of February 4, 2003, filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
**10	.13	—	Input/Output, Inc. 2000 Restricted Stock Plan, effective as of March 13, 2000 filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2000, and incorporated herein by reference.
**10	.14	—	Input/Output, Inc. 2000 Long-Term Stock Plan, filed as Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (No. 333-49382) dated November 6, 2000 and incorporated by reference herein.

**10	.15	—	Amended and Restated 1991 Directors Stock Option Plan, filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8 on October 19, 1994, and incorporated herein by reference.
**10	.16	—	Amendment to the Amended and Restated 1991 Directors Stock Option Plan, filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1997, and incorporated herein by reference.
**10	.17	—	Amendment No. 2 to the Input/Output, Inc. Amended and Restated 1991 Director Stock Option Plan, dated September 13, 1999, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999, and incorporated herein by reference.
10.18		—	Registration Rights Agreement dated as of December 10, 2003, between Input/Output, Inc. and Morgan Stanley & Co. Incorporated, filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-3 dated January 27, 2004, and incorporated herein by reference.
**10	.19	—	Employment Agreement by and between the Company and Robert P. Peebler dated effective as of March 31, 2003, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 31, 2003, and incorporated herein by reference.
**10	.20	—	Employment Agreement by and between the Company and Jorge Machnizh dated effective as of April 23, 2003, filed as Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003, and incorporated herein by reference.
* **10	.21	—	Employment Agreement by and between the Company and J. Michael Kirksey dated effective as of January 1, 2004.
10.22		—	Share Acquisition Agreement dated February 23, 2004 filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2004, and incorporated herein by reference.
10.23		—	Registration Rights Agreement dated February 23, 2004 filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2004, and incorporated herein by reference.
*21	.1	—	Subsidiaries of the Company.
*23	.1	—	Consent of PricewaterhouseCoopers LLP.
*24	.1	—	The Power of Attorney is set forth on the signature page hereof.
*31	.1	—	Certification of Robert P. Peebler, President and Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act.
*31	.2	—	Certification of J. Michael Kirksey, Executive Vice President and Chief Financial Officer, under Section 302 of the Sarbanes-Oxley Act.
*32	.1	—	Certification of Robert P. Peebler, President and Chief Executive Officer, pursuant to 18 U.S.C. sec. 1350.
*32	.2	—	Certification of J. Michael Kirksey, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. sec. 1350.

*	Filed herewith.

**	Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

      On December 4, 2003, we filed a Current Report on Form 8-K reporting under Item 5. “Other Events and Regulation FD Disclosure” the Company’s intention to sell its Convertible Senior Notes due 2008 in a private, unregistered offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act.

      On December 5, 2003, we filed a Current Report on Form 8-K reporting under Item 5. “Other Events and Regulation FD Disclosure” the pricing of the Company’s private offering of its Convertible Senior Notes due 2008.

      On December 17, 2003, we filed a Current Report on Form 8-K reporting under Item 5. “Other Events and Regulation FD Disclosure” the initial purchaser of Company’s 5.50% Convertible Senior Notes due 2008 had exercised its over-allotment option.

(c) Exhibits required by Item 601 of Regulation S-K.

      Reference is made to subparagraph (a) (3) of this Item 14, which is incorporated herein by reference.

(d) Not applicable.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Stafford, State of Texas, on March 12, 2004.

INPUT/ OUTPUT, INC.

By	/s/ ROBERT P. PEEBLER

Robert P. Peebler
President, Chief Executive Officer and Director

POWER OF ATTORNEY

      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert P. Peebler and J. Michael Kirksey and each of them, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and re-substitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all documents relating to the Annual Report on Form 10-K, for the year ended December 31, 2003, including any and all amendments and supplements thereto, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacities	Date

/s/ ROBERT P. PEEBLER Robert P. Peebler	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2004

/s/ J. MICHAEL KIRKSEY J. Michael Kirksey	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 12, 2004

/s/ MICHAEL L. MORRISON Michael L. Morrison	Controller and Director of Accounting (Principal Accounting Officer)	March 12, 2004

/s/ JAMES M. LAPEYRE, JR. James M. Lapeyre, Jr.	Chairman of the Board of Directors and Director	March 12, 2004

/s/ BRUCE S. APPELBAUM, PH.D. Bruce S. Appelbaum, Ph.D.	Director	March 12, 2004

Name	Capacities	Date

/s/ THEODORE H. ELLIOTT, JR. Theodore H. Elliott, Jr.	Director	March 12, 2004

/s/ FRANKLIN MYERS Franklin Myers	Director	March 12, 2004

/s/ JOHN N. SEITZ John N. Seitz	Director	March 12, 2004

/s/ SAM K. SMITH Sam K. Smith	Director	March 12, 2004

INPUT/ OUTPUT, INC. AND SUBSIDIARIES

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and

Stockholders of Input/Output, Inc.:

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Input/Output, Inc. and its subsidiaries (the “Company”) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 to the consolidated financial statements, in 2002, the Company changed its method of accounting for goodwill as a result of adopting the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.”

/s/ PRICEWATERHOUSECOOPERS LLP

Houston, Texas

February 27, 2004

INPUT/ OUTPUT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(In thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$59,507	$76,218
Restricted cash	1,127	1,173
Accounts receivable, net	34,270	18,745
Current portion notes receivable, net	14,420	6,137
Inventories	53,551	50,010
Prepaid expenses and other current assets	3,703	3,136

Total current assets	166,578	155,419
Notes receivable	6,409	12,057
Net assets held for sale	3,331	—
Property, plant and equipment, net	27,607	39,255
Goodwill, net	35,025	33,758
Other assets, net	9,105	7,956

Total assets	$248,055	$248,445

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable and current maturities of long-term debt	$2,687	$2,142
Accounts payable	14,591	18,927
Accrued expenses	15,833	17,210
Warrant obligation	—	2,200

Total current liabilities	33,111	40,479
Long-term debt, net of current maturities	78,516	51,430
Other long-term liabilities	3,813	5,199
Commitments and contingencies (Notes 18 and 22)
Stockholders’ equity:
Common stock, $.01 par value; authorized 100,000,000 shares; outstanding 51,390,334 shares at December 31, 2003 and 51,078,939 shares at December 31, 2002, net of treasury stock	522	519
Additional paid-in capital	296,663	296,002
Accumulated deficit	(159,685)	(136,534)
Accumulated other comprehensive earnings (loss)	1,292	(2,380)
Treasury stock, at cost, 777,423 shares at December 31, 2003 and 783,298 shares at December 31, 2002	(5,826)	(5,929)
Unamortized restricted stock compensation	(351)	(341)

Total stockholders’ equity	132,615	151,337

Total liabilities and stockholders’ equity	$248,055	$248,445

See accompanying Notes to Consolidated Financial Statements.

INPUT/ OUTPUT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2003	2002	2001

	(In thousands, except share and per share data)
Net sales	$150,033	$118,583	$212,050
Cost of sales	121,133	99,624	138,415
Amortization of intangibles	1,059	1,394	1,063

Gross profit	27,841	17,565	72,572

Operating expenses:
Research and development	18,696	28,756	29,442
Marketing and sales	12,566	11,218	11,657
General and administrative	16,753	19,760	19,695
Amortization of goodwill	—	—	3,873
Impairment of long-lived assets	1,120	6,274	—
Goodwill impairment	—	15,122	—

Total operating expenses	49,135	81,130	64,667

Earnings (loss) from operations	(21,294)	(63,565)	7,905
Interest expense	(4,087)	(3,124)	(695)
Interest income	1,903	2,280	4,685
Fair value adjustment and exchange of warrant obligation	1,757	3,252	—
Impairment of investment	(2,059)	—	—
Other income (expense)	976	(798)	574

Earnings (loss) before income taxes	(22,804)	(61,955)	12,469
Income tax expense	348	57,919	3,128

Net earnings (loss)	(23,152)	(119,874)	9,341
Preferred dividend	—	947	5,632

Net earnings (loss) applicable to common shares	$(23,152)	$(120,821)	$3,709

Basic earnings (loss) per common share	$(0.45)	$(2.37)	$0.07

Weighted average number of common shares outstanding	51,236,771	51,014,505	51,166,026

Diluted earnings (loss) per common share	$(0.45)	$(2.37)	$0.07

Weighted average number of diluted common shares outstanding	51,236,771	51,014,505	52,308,578

See accompanying Notes to Consolidated Financial Statements.

INPUT/ OUTPUT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Cash flows from operating activities:
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operating activities:
Net earnings (loss)	$(23,152)	$(119,874)	$9,341
Depreciation and amortization	11,444	13,237	17,535
Fair value adjustment and exchange of warrant obligation	(1,757)	(3,252)	—
Impairment of long-lived assets	1,120	6,274	—
Goodwill impairment	—	15,122	—
Write-down of rental equipment	2,500	—	—
Impairment of investment in Energy Virtual Partners, Inc.	2,059	—	—
Amortization of restricted stock and other stock compensation	(222)	417	246
Deferred income tax	—	59,992	(976)
Bad debt expense	569	2,701	1,959
(Gain) loss on disposal of fixed assets	(291)	930	372
Change in operating assets and liabilities:
Accounts and notes receivable	(17,059)	14,338	(7,867)
Inventories	(4,877)	19,423	1,143
Accounts payable and accrued expenses	(7,529)	2,875	(3,728)
Other assets and liabilities	4,125	1,469	(444)

Net cash (used in) provided by operating activities	(33,070)	13,652	17,581

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,587)	(8,230)	(9,202)
Proceeds from the sale of fixed assets	490	—	—
Business acquisition	—	(3,151)	(7,608)
Cash of acquired business	—	501	2,032
Contingent consideration paid to former shareholders of AXIS Geophysics, Inc.	(1,267)	—	—
Investment in Energy Virtual Partners, Inc.	(3,036)	—	—
Liquidation of Energy Virtual Partners, Inc.	869	—	—

Net cash used in investing activities	(7,531)	(10,880)	(14,778)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt	56,550	—	18,837
Payments on notes payable and long-term debt	(34,237)	(2,550)	(9,409)
Deposit to secure a letter of credit	(1,500)	—	—
Payments of preferred dividends	—	(411)	(550)
Purchase of treasury stock	(81)	(160)	(4,032)
Proceeds from exercise of stock options	—	992	2,007
Proceeds from issuance of common stock	470	823	768
Payments to repurchase preferred stock	—	(30,000)	—

Net cash provided by (used in) financing activities	21,202	(31,306)	7,621

Effect of change in foreign currency exchange rates on cash and cash equivalents	2,688	3,385	(1,079)

Net (decrease) increase in cash and cash equivalents	(16,711)	(25,149)	9,345
Cash and cash equivalents at beginning of period	76,218	101,367	92,022

Cash and cash equivalents at end of period	$59,507	$76,218	$101,367

See accompanying Notes to Consolidated Financial Statements.

INPUT/ OUTPUT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE EARNINGS (LOSS)
Years Ended December 31, 2003, 2002 and 2001

	Cumulative
	Convertible						Accumulated		Unamortized
	Preferred Stock		Common Stock		Additional		Other		Restricted	Total
					Paid-in	Accumulated	Comprehensive	Treasury	Stock	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Earnings (Loss)	Stock	Compensation	Equity

					(In thousands, except share data)
Balance at January 1, 2001	55,000	$1	50,936,420	$512	$352,294	$(19,422)	$(5,353)	$(1,737)	$(892)	$325,403
Comprehensive earnings:
Net earnings	—	—	—	—	—	9,341	—	—	—	9,341
Other comprehensive loss:
Translation adjustment	—	—	—	—	—	—	(2,146)	—	—	(2,146)

Total comprehensive earnings										7,195
Amortization of restricted stock compensation	—	—	—	—	—	—	—	—	246	246
Purchase treasury stock	—	—	(499,798)	—	—	—	—	(4,032)	—	(4,032)
Preferred dividend	—	—	—	—	5,082	(5,632)	—	—	—	(550)
Exercise of stock options	—	—	326,921	4	2,003	—	—	—	—	2,007
Issuance of stock for the Employee Stock Purchase Plan	—	—	102,186	—	768	—	—	—	—	768

Balance at December 31, 2001	55,000	1	50,865,729	516	360,147	(15,713)	(7,499)	(5,769)	(646)	331,037
Comprehensive loss:
Net loss	—	—	—	—	—	(119,874)	—	—	—	(119,874)
Other comprehensive earnings:
Translation adjustment	—	—	—	—	—	—	5,119	—	—	5,119

Total comprehensive loss										(114,755)
Amortization of restricted stock compensation	—	—	—	—	—	—	—	—	417	417
Issuance of restricted stock award	—	—	28,450	—	270	—	—	—	(270)	—
Cancellation of restricted stock award	—	—	(20,000)	—	(158)	—	—	—	158	—
Purchase treasury stock	—	—	(40,000)	—	—	—	—	(160)	—	(160)
Preferred dividend	—	—	—	—	—	(947)	—	—	—	(947)
Repurchase and exchange of preferred stock	(55,000)	(1)	—	—	(66,069)	—	—	—	—	(66,070)
Exercise of stock options	—	—	126,884	2	990	—	—	—	—	992
Issuance of stock for the Employee Stock Purchase Plan	—	—	117,876	1	822	—	—	—	—	823

Balance at December 31, 2002	—	—	51,078,939	519	296,002	(136,534)	(2,380)	(5,929)	(341)	151,337
Comprehensive loss:
Net loss	—	—	—	—	—	(23,152)	—	—	—	(23,152)
Other comprehensive earnings:
Translation adjustment	—	—	—	—	—	—	3,672	—	—	3,672

Total comprehensive loss										(19,480)
Amortization of restricted stock compensation	—	—	—	—	—	—	—	—	498	498
Issuance of restricted stock award	—	—	260,038	2	1,047	—	—	—	(1,049)	—
Cancellation of restricted stock award	—	—	(206,640)	(2)	(1,259)	—	—	—	541	(720)
Purchase treasury stock	—	—	(16,939)	—	—	—	—	(81)	—	(81)
Exchange of warrant obligation	—	—	125,000	1	441	—	—	—	—	442
Issuance of stock for the Employee Stock Purchase Plan	—	—	127,122	2	468	—	—	—	—	470
Issuance of treasury stock	—	—	22,814	—	(36)	—	—	184	—	148

Balance at December 31, 2003	—	$—	51,390,334	$522	$296,663	$(159,685)	$1,292	$(5,826)	$(351)	$132,615

See accompanying Notes to Consolidated Financial Statements.

INPUT/OUTPUT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies

      General Description and Principles of Consolidation. Input/Output, Inc. and its wholly owned subsidiaries offer a full suite of related products and services for seismic data acquisition and processing, including products incorporating traditional analog technologies and products incorporating the proprietary VectorSeis, True Digital technology. The consolidated financial statements include the accounts of Input/Output, Inc. and its wholly owned subsidiaries (collectively referred to as the “Company” or “I/O”). Inter-company balances and transactions have been eliminated.

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

      Cash and Cash Equivalents. The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. At December 31, 2003 and 2002 there were $1.1 million and $1.2 million, respectively, of restricted cash used to secure standby and commercial letters of credit.

      Accounts and Notes Receivable. Accounts and notes receivable are recorded at cost, less the related allowance for doubtful accounts and loan loss. The Company considers current information and events regarding the customers’ ability to repay their obligations, and considers an account or note to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms. When an account or note is considered impaired, the amount of the impairment is measured based on the present value of expected future cash flows or the fair value of collateral. Impairment losses (recoveries) are included in the allowance for doubtful accounts and for loan loss through an increase (decrease) in bad debt expense. Notes receivable are collateralized by the products sold and bear interest at contractual rates up to 12.7% per year. Cash receipts on impaired notes are applied to reduce the principal amount of such notes until the principal has been recovered and are recognized as interest income thereafter.

      Inventories. Inventories are stated at the lower of cost (primarily first-in, first-out) or market. The Company provides reserves for estimated obsolescence or excess inventory equal to the difference between cost of inventory and its estimated market value based upon assumptions about future demand for the Company’s products and market conditions.

      Property, Plant and Equipment. Property, plant and equipment are stated at cost. Depreciation expense is provided straight-line over the following estimated useful lives:

Years

Machinery and equipment	3-8
Buildings	12-25
Leased equipment and other	3-10

      Expenditures for renewals and betterments are capitalized; repairs and maintenance are charged to expense as incurred. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and any gain or loss is reflected in operations.

      The Company periodically evaluates the net realizable value of long-lived assets, including property, plant and equipment, relying on a number of factors including operating results, business plans, economic

INPUT/OUTPUT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

projections and anticipated future cash flows. Impairment in the carrying value of an asset held for use is recognized whenever anticipated future cash flows (undiscounted) from an asset are estimated to be less than its carrying value. The amount of the impairment recognized is the difference between the carrying value of the asset and its fair value.

      Financial Instruments. Fair value estimates are made at discrete times based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. The Company believes that the carrying amount of its cash and cash equivalents, accounts and notes receivable and accounts payable approximate the fair values at those dates. The fair market value of the Company’s notes payable and long-term debt (all fixed interest rates) was $100.3 million at December 31, 2003. See Note 14 of Notes to Consolidated Financial Statements for discussion on the fair value of the warrant prior to its termination in December 2003.

      Derivatives. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that the Company recognize all derivatives as either assets or liabilities in the Consolidated Balance Sheet and measure those instruments at fair value. The adoption of SFAS No. 133 did not have a material impact on the Company’s reported results of operations and financial position.

      Goodwill and Other Intangible Assets. Goodwill results from business acquisitions and represents the excess of acquisition costs over the fair value of the net assets of businesses acquired. On January 1, 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets.” Under SFAS No. 142, existing goodwill is no longer amortized, but instead is assessed for impairment at least annually. Under the transition provisions of SFAS No. 142, there was no impairment at January 1, 2002. Additionally, the Company has elected to make December 31 the annual impairment assessment date for all reporting units, and will perform additional impairment tests when triggering events occur. SFAS No. 142 defines a reporting unit as an operating segment or one level below an operating segment. The Company’s reporting units as of December 31, 2003 were as follows: Digital Land Products, Analog Land Products, Marine Products, Processing and Seabed. During the third quarter of 2002, the Company performed an interim impairment test on the analog land products reporting unit and recorded an impairment charge of $15.1 million. The annual impairment assessment performed at December 31, 2003 and 2002 resulted in no impairment of the Company’s goodwill. See further discussion at Note 10 of Notes to Consolidated Financial Statements.

      Intangible assets other than goodwill relate to proprietary technology, patents, customer lists, and non-compete agreements that are amortized over the estimated periods of benefit (ranging from 2 to 18 years) and are included in Other Assets, net in the Consolidated Balance Sheets. The Company reviews the carrying values of these intangible assets for impairment if events or changes in the facts and circumstances indicate that their carrying value may not be recoverable. Any impairment determined is recorded in the current period and is measured by comparing the fair value of the related asset to its carrying value.

      Research and Development. Research and development costs primarily relate to activities that are designed to improve the quality of the subsurface image and overall acquisition economics of the Company’s customers. The costs associated with these activities are expensed as incurred. These costs include prototype material and field testing expenses, along with the related salaries, facility costs, allocated corporate costs, consulting fees, tools and equipment usage, and other miscellaneous expenses associated with these activities. Research and development expenses were $18.7 million, $28.8 million, and $29.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

      Revenue Recognition and Product Warranty. Revenue is derived from the sale of data acquisition systems and other seismic equipment as well as from the processing of seismic data. For the sales of data acquisition systems, the Company recognizes revenue when the system is delivered to the customer and risk of

INPUT/OUTPUT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ownership has passed to the customer, or, in the limited case where a customer acceptance clause exists in the contract, the later of delivery or when customer acceptance is obtained. For the sales of other seismic equipment, the Company recognizes revenue when the equipment is shipped and risk of ownership has passed to the customer. For processing of seismic data, revenue is recognized at the time of delivery of the processed data to the customer.

      When elements such as a data acquisition system and other seismic equipment are contained in a single arrangement, or in related arrangements with the same customer, the Company allocates revenue to each element based on its relative fair value, provided that such element meets the criteria for treatment as a separate unit of accounting. The Company limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services. The Company does not grant return or refund privileges to its customers.

      The Company warrants that all manufactured equipment will be free from defects in workmanship, material and parts. Warranty periods range from 90 days to three years from the date of original purchase, depending on the product. The Company provides for estimated warranty as a charge to costs of sales at the time of sale.

      Shipping and Handling Fees. The Company classifies cost associated with shipping and handling fees as a component of cost of sales. Amounts billed to customers for shipping and handling services are included in net sales.

      Income Taxes. Income taxes are accounted for under the liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company reserves all net deferred tax assets and will continue to reserve all net deferred tax assets until there is sufficient evidence to warrant reversal (see Note 17 of Notes to Consolidated Financial Statements). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      Comprehensive Earnings (Loss). Comprehensive earnings (loss), consisting of net earnings (loss) and foreign currency translation adjustments, is presented in the Consolidated Statements of Stockholders’ Equity and Comprehensive Earnings (Loss). The balance in accumulated other comprehensive earnings (loss) consists of foreign currency translation adjustments.

      Earnings (Loss) per Common Share. Basic earnings (loss) per common share is computed by dividing net earnings (loss) applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is determined on the assumption that outstanding dilutive stock options have been exercised and the aggregate proceeds were used to reacquire common stock using the average price of such common stock for the period. In addition, diluted earnings (loss) per common share assume the conversion to common shares of the convertible senior notes. The following table summarizes the calculation of weighted average number of common shares and weighted average number of diluted common shares outstanding for purposes of the computation of basic earnings

INPUT/OUTPUT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(loss) per common share and diluted earnings (loss) per common share (in thousands, except share and per share amounts):

	Years Ended December 31,

	2003	2002	2001

Net earnings (loss) applicable to common shares	$(23,152)	$(120,821)	$3,709
Weighted average number of common shares outstanding	51,236,771	51,014,505	51,166,026
Effect of dilutive stock options	—	—	1,142,552

Weighted average number of diluted common shares outstanding	51,236,771	51,014,505	52,308,578

Basic earnings (loss) per common share	$(0.45)	$(2.37)	$0.07

Diluted earnings (loss) per common share	$(0.45)	$(2.37)	$0.07

      At December 31, 2003, 2002, and 2001, 5,588,832; 4,998,043; and 3,718,248 respectively, of common shares subject to stock options were considered anti-dilutive and not included in the calculation of diluted earnings (loss) per common share. In August 2002, the Company repurchased all outstanding shares of its Series B and Series C Convertible Preferred Stock (the Preferred Stock). As part of the repurchase, the Company granted a warrant to purchase 2,673,517 shares of the Company’s common stock at $8.00 per share through August 5, 2005. In December 2003, the Company terminated the warrant by exchanging 125,000 of its common stock for the warrant. Also in December 2003, the Company issued $60.0 million of notes convertible into its common stock at a conversion rate 231.4815 shares per $1,000 principal amount of notes (a conversion price of $4.32), which represents 13,888,888 total common shares. The preferred stock, warrant and convertible senior notes are considered anti-dilutive for all periods outstanding and are not included in the calculation of diluted earnings (loss) per common share.

      Foreign Currency Gains and Losses. Assets and liabilities of the Company’s subsidiaries operating outside the United States which account in a functional currency other than U.S. dollars have been translated to U.S. dollars using the exchange rate in effect at the balance sheet date. Results of foreign operations have been translated using the average exchange rate during the periods of operation. Resulting translation adjustments have been recorded as a component of “Accumulated Other Comprehensive Earnings (Loss)” in the Consolidated Statements of Stockholders’ Equity and Comprehensive Earnings (Loss). Foreign currency transaction gains and losses are included in the Consolidated Statements of Operations as they occur. Total foreign currency transaction gains were $0.6 million, $0.2 million and $0 million, for the years ended December 31, 2003, 2002 and 2001, respectively.

      Concentration and Foreign Sales Risk. The Company relies on a relatively small number of significant customers. Consequently, the Company is exposed to the risks related to customer concentrations. In 2003, BGP, an international seismic contractor and subsidiary of the China National Petroleum Corporation (BGP), accounted for approximately 28% of the Company’s consolidated net sales. In 2002, two of the Company’s largest customers, Western-Geco and Laboratory of Regional Geo-Dynamics, Limited, were responsible for approximately 11% and 10%, respectively, of the Company’s consolidated net sales.

      Sales outside the United States have historically accounted for a significant part of the Company’s net sales. Foreign sales are subject to special risks inherent in doing business outside of the United States, including the risk of war, civil disturbances, embargo and government activities, which may disrupt markets and affect operating results.

      Demand for products from customers in developing countries is difficult to predict and can fluctuate significantly from year to year. These changes in demand result primarily from the instability of economies and

INPUT/OUTPUT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Stock-Based Compensation. SFAS No. 123, “Accounting for Stock-Based Compensation” allows a company to adopt a fair value based method of accounting for its stock-based compensation plans, or to continue to follow the intrinsic value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”. The Company has elected to continue to follow APB Opinion No. 25. If the Company had adopted SFAS No. 123, net earnings (loss), basic earnings (loss) per common share and diluted earnings (loss) per common share for the periods presented would have been reduced (increased) as follows (in thousands, except per share amounts):

	Years Ended December 31,

	2003	2002	2001

Net earnings (loss) applicable to common shares	$(23,152)	$(120,821)	$3,709
Add: Stock-based employee compensation expense included in reported net earnings (loss) applicable to common shares	(222)	417	246
Deduct: Stock-based employee compensation expense determined under fair value methods for all awards	$(2,463)	$(3,531)	$(4,244)

Pro forma net loss	$(25,837)	$(123,935)	$(289)

Basic and diluted earnings (loss) per common share — as reported	$(0.45)	$(2.37)	$0.07

Pro forma basic and diluted loss per common share	$(0.50)	$(2.43)	$(0.01)

      The weighted average fair value of options granted during the years ended December 31, 2003, 2002 and 2001, for which the exercise price was equal to the market price of the Company’s common stock on the date of grant, was $2.05, $4.90, and $4.38, respectively. The fair value of options granted during the year ended December 31, 2003, for which the exercise price exceeded the market price of the Company’s common stock on the date of grant, was $1.46. The fair value of each option was determined using the Black-Scholes option valuation model. The key variables used in valuing the options were as follows: average risk-free interest rate based on 5-year Treasury bonds, an estimated option term of five years, $0 dividends and expected stock price volatility of 60% during the years ended December 31, 2003 and 2002 and 41% during the year ended December 31, 2001.

      Recent Accounting Pronouncements. In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of this statement are effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 on January 1, 2003 and its adoption did not have a significant impact on its results of operations or financial position.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or

INPUT/OUTPUT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

disposal activities that are initiated after December 31, 2002, and the Company has adopted them for 2003. For all exit and disposal activities initiated on or before December 31, 2002, the Company has continued to follow EITF No. 94-3.

      In November 2002, the FASB issued Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others: an Interpretation of FASB Statements No. 5, 67, and 107 and Rescission of FASB Interpretation No. 34.” FIN No. 45 clarifies the requirements of FASB No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company’s adoption of FIN No. 45 did not have a significant impact on its results of operations or financial position.

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

      In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. The primary objective of the interpretation is to provide guidance on the identification of and financial reporting for entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (VIEs). FIN No. 46 provides guidance that determines (1) whether consolidation is required under the “controlling financial interest” model of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” or other existing authoritative guidance, or, alternatively, (2) whether the variable-interest model under FIN No. 46 should be used to account for existing and new entities. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (FIN 46-R) resulting in multiple effective dates based on the nature as well as creation date of the VIE. FIN No. 46, as revised, did not have a significant impact on the Company’s results of operations or financial position.

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

INPUT/OUTPUT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition”, which supercedes SAB No. 101, “Revenue Recognition in Financial Statements.” SAB No. 104’s primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” While the wording of SAB No. 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB No. 104. The impact of SAB No. 104 did not have a material effect on the Company’s results of operations or financial position.

      Reclassification. Certain amounts previously reported in the consolidated financial statements have been reclassified to conform to the current year presentation.

(2)	Restructuring Activities

      In 2002, the Company initiated a restructuring program which included reducing its full-time headcount by approximately 300 positions, closing certain of its facilities and relocating those operations to other existing Company facilities or outsourcing those operations to contract manufacturers. In July 2003, the Company completed the closure of its Alvin, Texas manufacturing facility. See further discussion at Note 3 of Notes to Consolidated Financial Statements. In 2003, the Company completed the relocation of its geophone stringing operations from a leased facility in Norwich, U.K. to a leased facility in the United Arab Emirates.

      Also, as part of this restructuring program, the Company abandoned the non-cancelable lease of its Austin, Texas facility and combined its two Colorado-based operations into one location, abandoning its non-cancelable lease of its Louisville, Colorado operations. Of the total abandoned lease costs of $1.9 million for the year ended December 31, 2002, $1.3 million was included in research and development expense and $0.6 million in general and administrative expense. In 2003, the Company reduced its accrual for its non-cancelable lease obligations by $0.1 million due to more favorable terms than anticipated for the sublease of its Louisville facility. Payments under these non-cancelable leases will expire in 2005.

      During 2003, the Company continued evaluating its staffing needs and further reduced its full-time headcount by approximately sixty individuals. The Company’s full-time headcount was 479 at December 31, 2003, down from 799 at January 1, 2002. A summary of the Company’s restructuring programs is as follows (in thousands):

			2003
			Restructuring
	2002 Restructuring Plan		Plan

	Severance	Abandoned	Severance
	Costs	Lease Costs	Costs

Accruals at January 1, 2002	$—	$—	$—
Restructuring expense	3,419	1,933	—
Cash payments during the period	(2,410)	(588)	—

Accruals at December 31, 2002	1,009	1,345	—
Restructuring expense	—	—	1,303
Adjustment to accrual	(94)	(138)	—
Cash payments during the period	(821)	(567)	(1,205)

Accruals at December 31, 2003	$94	$640	$98

      In January 2004, the Company announced the consolidation of three operating units within its Land Imaging segment into one division. This consolidation is expected to eliminate approximately twenty full-time positions resulting in approximate severance charges of $0.4 million in 2004.

INPUT/OUTPUT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Of the total severance expense of $1.3 million for the year ended December 31, 2003, $0.7 million was included in costs of sales, $0.4 million in research and development expenses and $0.2 million in general and administrative expenses. In 2003, the Company reduced its severance accrual associated with its 2002 restructuring plan by $0.1 million due to revisions to the number of full-time positions eliminated.

      Of the total severance expenses of $3.4 million for the year ended December 31, 2002, $1.9 million was included in costs of sales, $0.8 million in research and development expense, $0.3 million in sales and marketing and $0.4 million in general and administrative expenses. The remainder of the severance accruals at December 31, 2003 will be paid in 2004.

(3)	Net Assets Held for Sale

      In July 2003, the Company completed the closure of its Alvin, Texas manufacturing facility and is currently marketing the facility for sale. The facility and related land had a net carrying value of $2.4 million at December 31, 2003. In addition, during the third quarter of 2003, the Company listed for sale 16.75 acres of land which is located across from the Company’s headquarters in Stafford, Texas. In January 2004, the Company completed the sale of the land receiving net proceeds of $1.5 million and will record a gain of $0.6 million in the first quarter of 2004. The carrying value of the land was $0.9 million at December 31, 2003. These assets have been reclassified as “Held for Sale” under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

(4)	Impairment of Long-lived Assets

      During 2003, the Company incurred a $2.5 million charge to cost of sales related to the write-down of rental equipment associated with the Company’s first generation radio-based VectorSeis® land acquisition systems. This equipment was being utilized in North America as part of the strategic marketing alliance between the Company and Veritas DGC Inc. In May 2003, the strategic marketing alliance was terminated. This equipment was an older generation of the Company’s technology; therefore, the market demand and its net realizable value was significantly less than the Company’s current generation VectorSeis land acquisition systems. The method of determining fair value was based on the forecasted cash flows (discounted) for use of the equipment. The Company’s plan is to continue to market this equipment for sale or lease. As of December 31, 2003, the Company had sold approximately $0.4 million and entered into leases for approximately $0.7 million of this equipment for its recorded impaired value.

      Also during 2003, the Company initiated an evaluation of its solid streamer project and concluded it would no longer internally pursue this product for commercial development. In conjunction with this evaluation, certain fixed assets and patented technology within the Marine Imaging segment were determined to be impaired in accordance with SFAS No. 144. As a result, fixed assets of $0.5 million and intangible assets of $0.6 million were written off as a charge against earnings. In addition, inventory associated with this project of $0.2 million was written off and included within research and development expenses. The Company is currently evaluating whether there are alternatives for this technology.

      In 2002, the Company began the process of vacating its Alvin, Texas and Norwich, U.K. manufacturing facilities. Due to the planned closures, the Company performed an impairment test in accordance with SFAS No. 144. As a result of the impairment tests, the Alvin facility, leasehold improvements of the Norwich geophone stringing facility and certain related manufacturing equipment were considered impaired and the Company recorded impairment charges of approximately $6.3 million in 2002. The method of determining their fair values was based upon quoted market prices for the facility and operating cash flows during the interim period prior to closure for the equipment and leasehold improvements. The Company had planned to dispose of the Alvin facility and related equipment by sale. In 2003, the Company assigned its right under the Norwich lease to a third party. In July 2003, the Company completed its closure of the Alvin facility,

INPUT/OUTPUT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reclassifying the facility and related land as “Held for Sale” (see Note 3 of Notes to Consolidated Financial Statements) and as of December 31, 2003 the Company is actively marketing the facility for sale.

(5)	Investment in Energy Virtual Partners, Inc.

      In April 2003, the Company invested $3.0 million in Series B Preferred securities of Energy Virtual Partners, Inc. (EVP) for 22% of the outstanding ownership interests and 12% of the outstanding voting interests. EVP provided asset management services to large oil and gas companies to enhance the value of their oil and gas properties. This investment is accounted for under the cost method for investment accounting. Robert P. Peebler, the Company’s President and Chief Executive Officer, founded EVP in April 2001 and served as EVP’s President and Chief Executive Officer until joining I/O in March 2003.

      During the second quarter of 2003, EVP failed to close two anticipated asset management agreements, which resulted in EVP’s management re-evaluating its business model and adequacy of capital. During August 2003, the board of directors of EVP voted to liquidate EVP. For that reason, the Company wrote its investment down to its approximate liquidation value of $1.0 million, resulting in a charge against earnings in 2003 of $2.1 million. In December 2003, the Company received a portion of its final liquidation payment of $0.7 million and expects to receive an additional $0.1 million in the first quarter of 2004. Mr. Peebler has offered, and the Company has agreed, that all proceeds Mr. Peebler receives from the liquidation of EVP will be paid to the Company. In December 2003, the Company received $0.1 million from Mr. Peebler and this amount has been included in the Company’s estimate of liquidation value.

(6)	Inventories

      A summary of inventories, net of reserves, is as follows (in thousands):

	December 31,	December 31,
	2003	2002

Raw materials and subassemblies	$32,675	$31,447
Work-in-process	5,872	5,781
Finished goods	15,004	12,782

Total	$53,551	$50,010

      The Company provides for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and its estimated market value based upon assumptions about future demand for the Company’s products and market conditions. For the years ended December 31, 2003, 2002 and 2001 the Company recorded inventory obsolescence and excess inventory charges of approximately $1.0 million, $4.3 million and $3.6 million, respectively. The Company’s reserve for obsolescence or excess inventory was $11.9 million and $18.2 million at December 31, 2003 and 2002, respectively. The reduction in reserves was primarily due to reserved inventory which was sold or scrapped during the year.

      In October 2003, the Company purchased certain marine equipment for $3.2 million, which was for an anticipated sale to one customer. However, this potential customer ceased negotiations after it failed to be awarded an expected survey. In the fourth quarter of 2003, the Company sold, to other customers, approximately $0.6 million of this inventory and entered into a lease agreement for approximately $0.3 million. The Company expects to sell the remainder of this inventory in 2004.

      As part of the Company’s business plan, the Company is increasing the use of contract manufacturers as an alternative to in-house manufacturing. Under a few of the Company’s outsourcing arrangements, its manufacturing outsourcers first utilize the Company’s on-hand inventory, then directly purchase inventory at agreed-upon quantities and lead times in order to meet the Company’s scheduled deliveries. If demand proves to be less than the Company originally forecasted (therefore allowing the Company to cancel its committed

INPUT/OUTPUT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase orders with its manufacturing outsourcer), its outsourcer has the right to require the Company to purchase inventory which it had purchased on the Company’s behalf. However, since the Company now typically issues purchase orders to its outsourcers based upon its short-term forecast (usually three months or less), the Company has reduced the risk that it may be required to purchase inventory that it may never utilize.

(7)	Accounts and Notes Receivable

      A summary of accounts receivable is as follows (in thousands):

	December 31,	December 31,
	2003	2002

Accounts receivable, principally trade	$35,820	$20,420
Less allowance for doubtful accounts	(1,550)	(1,675)

Accounts receivable, net	$34,270	$18,745

      Approximately $4.5 million of the Company’s total accounts receivable at December 31, 2003 related to a July 2003 sale of an Image land data acquisition system to a Chinese customer. This customer experienced certain reliability issues with the system which the Company is currently working to resolve. The Company expects to be paid in full once all reliability issues have been resolved. Therefore, no allowance has been established for this receivable.

      Notes receivable are collateralized by the products sold, bear interest at contractual rates up to 12.7% per year and are due at various dates through 2006. The weighted average interest rate at December 31, 2003 was 7.4%. A summary of notes receivable, accrued interest and allowance for loan-loss is as follows (in thousands):

	December 31,	December 31,
	2003	2002

Notes receivable and accrued interest	$23,442	$28,422
Less allowance for loan loss	(2,613)	(10,228)

Notes receivable, net	20,829	18,194
Less current portion notes receivable, net	14,420	6,137

Long-term notes receivable	$6,409	$12,057

      Approximately $9.7 million of the Company’s total notes receivable at December 31, 2003 related to one Russian customer. During 2003, this customer became delinquent on approximately $0.8 million of its scheduled principal and interest payments, in addition to becoming delinquent on $1.8 million of its trade receivables. In January 2004, the Company refinanced the delinquent portion of its notes and accounts receivable into a new note totaling $2.6 million, with payments due in equal installments over a twelve month period. The customer has currently made all scheduled payments on its existing and refinanced notes and is expected to pay all of its obligations in full. Therefore, no allowance has been established for this customer.

INPUT/OUTPUT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The activity in the allowance for notes receivable loan loss is as follows (in thousands):

	Years Ended December 31,

	2003	2002	2001

Balance at beginning of period	$10,228	$10,735	$10,947
Additions charged to bad debt expense	—	158	1,597
Recoveries reducing bad debt expense	(1,291)	(664)	(1,609)
Write-offs charged against the allowance	(6,324)	(1)	(200)

Balance at end of period	$2,613	$10,228	$10,735

(8)	Supplemental Cash Flow Information and Non-Cash Activity

      Supplemental disclosure of cash flow information is as follows (in thousands):

	Years Ended December 31,

	2003	2002	2001

Cash paid (received) during the period for:
Interest	$3,304	$(137)	$(4,385)
Income taxes	(384)	15	5,551

      In 2003, the Company transferred $2.4 million of inventory at cost to rental equipment in connection with leasing arrangements and sold previously leased marine rental equipment to a customer via a note agreement for $1.4 million. In addition, the Company financed $1.9 million of insurance costs through the execution of short-term notes payable. See further discussion at Note 13 of Notes to Consolidated Financial Statements.

      In August 2002, the Company repurchased all outstanding shares of its Preferred Stock. In exchange for the Preferred Stock, the Company paid $30.0 million in cash at closing, issued a $31.0 million unsecured promissory note due May 7, 2004 and granted a warrant to purchase 2,673,517 shares of the Company’s common stock at $8.00 per share through August 5, 2005. In December 2003, the Company terminated the warrant by exchanging 125,000 shares of its common stock for the warrant. See further discussion at Note 14 of Notes to Consolidated Financial Statements.

(9)	Property, Plant and Equipment

      A summary of property, plant and equipment, excluding net assets held for sale (see Note 3), is as follows (in thousands):

	December 31,	December 31,
	2003	2002

Land	$51	$1,255
Buildings	21,848	28,751
Machinery and equipment	49,159	73,250
Leased equipment	13,288	4,047
Other	8,150	8,776

	92,496	116,079
Less accumulated depreciation	64,889	76,824

Property, plant and equipment, net	$27,607	$39,255

      Total depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $10.3 million, $11.8 million and $12.5 million, respectively. At December 31, 2003, there was $20.3 million of land and

INPUT/OUTPUT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

buildings, less accumulated depreciation of $7.7 million, which are recorded pursuant to a twelve-year non-cancelable lease agreement (see Note 13 of Notes to Consolidated Financial Statements) and are being depreciated over the twelve-year lease term.

(10)	Goodwill

      In August 2003, the Company paid $1.3 million in additional consideration to the former shareholders of AXIS Geophysics, Inc. (AXIS) to settle all future contingent obligations. This additional consideration was recorded as an increase to goodwill. See further discussion at Note 15 of Notes to Consolidated Financial Statements.

      During the third quarter of 2002, the Company performed an interim impairment test on the Company’s analog land products reporting unit. This reporting unit represents the Company’s traditional analog geophones, vehicles and vibrators, cables and connectors. The continuing weakness in the traditional analog land seismic markets and the financial condition of many of the seismic contractors, coupled with an anticipated decrease in demand for analog products, precipitated the need for this interim impairment. The results of the impairment test indicated that all of the goodwill associated with the Company’s analog land products reporting unit was impaired. Therefore an impairment charge of $15.1 million was recorded in the third quarter of 2002. The annual impairment assessment performed at December 31, 2003 and 2002 resulted in no impairment of the Company’s goodwill. The Company determines the fair value of the reporting units using a discounted future returns valuation method.

      The following is a summary of the changes in the carrying amount of goodwill for the year ended December 31, 2003 and 2002:

	Land	Marine	Processing
	Division	Division	Division	Total

Balance as of January 1, 2002	$18,939	$26,645	$—	$45,584
Goodwill acquired during the year	—	—	3,296	3,296
Impairment losses	(15,122)	—	—	(15,122)

Balance as of December 31, 2002	3,817	26,645	3,296	33,758
Goodwill acquired during the year	—	—	1,267	1,267

Balance as of December 31, 2003	$3,817	$26,645	$4,563	$35,025

      The following is a reconciliation of reported net income to adjusted net income subsequent to the adoption of SFAS No. 142 (in thousands):

	Years Ended December 31,

	2003	2002	2001

Reported net earnings (loss) applicable to common shares	$(23,152)	$(120,821)	$3,709
Elimination of goodwill amortization	—	—	3,873

Adjusted net earnings (loss) applicable to common shares	$(23,152)	$(120,821)	$7,582

Basic and diluted earnings (loss) per common share — as reported	$(0.45)	$(2.37)	$0.07

Adjusted basic and diluted earnings (loss) per common share	$(0.45)	$(2.37)	$0.15

INPUT/OUTPUT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11)	Intangible Assets

      A summary of intangible assets, included in other assets, net, is as follows (in thousands):

	As of December 31, 2003			As of December 31, 2002

	Gross	Accumulated		Gross	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Proprietary technology	$7,317	$(6,571)	$746	$7,317	$(5,832)	$1,485
Patents	3,789	(1,688)	2,101	3,789	(890)	2,899
Customer list	300	(103)	197	300	(63)	237
Non-compete agreements	300	(300)	—	300	(266)	34

Total	$11,706	$(8,662)	$3,044	$11,706	$(7,051)	$4,655

      Total amortization expense, excluding amortization of goodwill, for the years ended December 31, 2003, 2002 and 2001 was $1.1 million, $1.4 million and $1.1 million, respectively. A summary of the estimated amortization expense for the next five years is as follows (in thousands):

Years Ended December 31,

2004	$561
2005	$552
2006	$424
2007	$275
2008	$267

(12)	Accrued Expenses

      A summary of accrued expenses is as follows (in thousands):

	December 31,	December 31,
	2003	2002

Compensation, including compensation-related taxes and commissions	$6,223	$5,756
Product warranty	3,433	2,914
Severance (see Note 2)	192	1,009
Abandoned non-cancelable lease obligations (see Note 2)	640	1,345
Accrued property tax	1,691	1,916
Other	3,654	4,270

Total accrued expenses	$15,833	$17,210

      The Company warrants that all manufactured equipment will be free from defects in workmanship, materials and parts. Warranty periods range from 90 days to three years from the date of original purchase, depending on the product. The Company provides for estimated warranty as a charge to cost of sales at time of sale, which is when estimated future expenditures associated with such contingencies become probable and reasonably estimated. However, new information may become available, or circumstances (such as applicable laws and regulations) may change, thereby resulting in an increase or decrease in the amount required to be

INPUT/OUTPUT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accrued for such matters (and therefore a decrease or increase in reported net income in the period of such change). A summary of warranty activity is as follows (in thousands):

	Years Ended December 31,

	2003	2002	2001

Balance at beginning of period	$2,914	$4,669	$6,302
Accruals for warranties issued during the period	2,885	1,679	2,132
Settlements made (in cash or in kind) during the period	(2,366)	(3,434)	(3,765)

Balance at end of period	$3,433	$2,914	$4,669

(13)	Notes Payable, Long-term Debt and Lease Obligations

      In December 2003, the Company issued $60.0 million of convertible senior notes, which mature on December 15, 2008. The notes bear interest at an annual rate per annum of 5.5%, payable semi-annually. The notes, which are not redeemable prior to their maturity, are convertible into the Company’s common stock at an initial conversion rate of 231.4815 shares per $1,000 principal amount of notes (a conversion price of $4.32), which represents 13,888,888 total common shares. The Company paid $3.5 million in underwriting and professional fees, which have been recorded as deferred financing costs and are being amortized over the term of the notes.

      In May 2003, the Company financed $0.5 million of insurance costs through the execution of a short-term note payable. The principal and interest are due on a monthly basis bearing an interest rate of 5.75%, with final payment due in February 2004. In August 2003, the Company financed an additional $1.4 million of insurance costs with similar terms except final payment is due in May 2004. The unpaid balance under these notes payable at December 31, 2003 was $0.9 million.

      In August 2002, in connection with the repurchase of Preferred Stock, the Company issued a $31.0 million unsecured promissory note due May 7, 2004, which bore interest at 8% per year until May 7, 2003, at which time the interest rate increased to 13%. Interest was payable in quarterly payments, with all principal and unpaid interest due on May 7, 2004. The Company recorded interest on this note at an effective rate of approximately 11% per year over the life of the note. In May 2003, the Company repaid $15.0 million of the note and in December 2003, the Company repaid, in full, the remaining outstanding principal of $16.0 million. The note restricted cash dividends in excess of $5.0 million per year while the note was outstanding.

      In July 2002, in connection with the acquisition of AXIS, the Company entered into a $2.5 million three-year unsecured promissory note payable to the former shareholders of AXIS, bearing interest at 4.34% per year. Principal is payable in quarterly payments of $0.2 million plus interest, with final payment due in July 2005. The unpaid balance at December 31, 2003 was $1.5 million.

      In August 2001, the Company sold its corporate headquarters and manufacturing facility located in Stafford, Texas for $21.0 million. Simultaneous to the sale, the Company entered into a non-cancelable lease with the purchaser of the property. The lease has a twelve-year term with three consecutive options to extend the lease for five years each. The Company has no purchase option pursuant to the lease. As a result of the lease terms, the commitment was recorded as a twelve-year $21.0 million lease obligation with an implicit interest rate of 9.1%. The unpaid balance at December 31, 2003 was $18.8 million. The Company paid $1.7 million in commissions and professional fees, which have been recorded as deferred financing costs and are being amortized over the twelve-year term of the obligation. At June 30, 2003, the Company failed to meet the tangible net worth requirement under this lease. Therefore, in the third quarter of 2003, the Company provided a letter of credit to the landlord of the property in the amount of $1.5 million. To secure the issuance of the letter of credit, the Company was required to deposit $1.5 million with the issuing bank. This letter of

INPUT/OUTPUT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

credit will remain outstanding until the Company is back in compliance with the tangible net worth requirement for eight consecutive quarters, or until the expiration of the eighth year of the lease, which is in 2009. The deposit has been classified as a long-term other asset.

      In January 2001, in connection with the acquisition of Pelton Company, Inc. (Pelton), the Company entered into a $3.0 million two-year unsecured promissory note payable to a former shareholder of Pelton, bearing interest at 8.5% per year. This note was paid in full in February 2003.

      A summary of future principal obligations under the notes payable, long-term debt and lease obligations is as follows (in thousands):

Years Ended December 31,

2004	$2,687
2005	1,840
2006	1,470
2007	1,610
2008	61,763
2009 and thereafter	11,833

Total	$81,203

(14)	Stockholders’ Equity

      Series B and Series C Preferred Stock. In 1999, SCF-IV L.P., (SCF), a Houston-based private equity fund specializing in oil service investments, purchased, in a privately negotiated transaction, 40,000 shares of Series B Cumulative Preferred stock and 15,000 shares of Series C Convertible Preferred Stock (the Preferred Stock) at a purchase price of $1,000 per share (the Stated Value), for an aggregate of $55.0 million. The Preferred Stock earned an 8% dividend, of which the Company paid 1% quarterly in cash and accrued the balance to increase the Adjusted Stated Value ($1,000 per share Stated Value plus accrued and unpaid dividends) of the Preferred Stock.

      The Preferred Stock became convertible at the option of SCF on May 7, 2002. Under its terms, the number of shares into which the Preferred Stock would have been convertible was the greater of (i) Stated Value divided by approximately $8.14 per share or (ii) Adjusted Stated Value divided by the average market price of common stock during the ten-day trading period immediately prior to conversion. The Company had the right, without the holder’s consent, to redeem for cash up to one-half of any Preferred Stock tendered for conversion based on the Adjusted Stated Value of such Preferred Stock on the conversion date.

      On August 6, 2002, the Company repurchased all Preferred Stock from SCF. If SCF had converted all of the Preferred Stock on August 6, 2002, and the Company had declined to exercise their redemption rights, SCF would have received about 9.2 million shares of common stock, representing 15.3% of the Company’s total outstanding common stock after giving effect to the conversion. In exchange for the Preferred Stock, the Company paid SCF $30.0 million in cash at closing, issued SCF a $31.0 million unsecured promissory note due May 7, 2004 and granted SCF a warrant to purchase 2,673,517 shares of common stock at $8.00 per share through August 5, 2005. The Note bore interest at 8% per annum until May 7, 2003, at which time the interest rate increased to 13%. The Company recorded interest on this note at an effective rate of approximately 11% per year. In December 2003, the Company paid the Note in full and terminated the warrant by exchanging 125,000 of its common stock for the warrant. The difference in the fair value of the consideration granted to SCF and the carrying value of the Preferred Stock on the Company’s balance sheet ($68.8 million) was added to net earnings available to common shareholders in the calculation of earnings per share. The difference represents the foregone return to the preferred shareholder and is treated similarly as a dividend;

INPUT/OUTPUT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accordingly, a negative dividend of $2.5 million was recognized upon the repurchase. Immediately preceding the closing of this transaction, David C. Baldwin, the elected representative of the holder of the Preferred Stock, resigned from the board of directors.

      Under the terms of a registration rights agreement, SCF had the right to demand that the Company file a registration statement for the resale of the shares of common stock SCF acquired upon exercise of the warrant. If the Company was acquired in a business combination pursuant to which the stockholders received less than 60% of the aggregate consideration in the form of publicly traded common equity, then the holder of the warrant had the option to require the Company to acquire the warrant at its fair value as determined by the Black-Scholes valuation model as further refined by the terms of the warrant agreement. Because the Company might have been required to repurchase the warrant in these limited circumstances, the warrant was classified as a current liability on the balance sheet and the Company recorded any change in value as a credit or charge to the consolidated statement of operations. The change in the fair value of the warrant in 2003 until its termination and in 2002 from the date of its issuance resulted in other income of $1.8 million and $3.3 million, respectively. Fair value was determined using the Black-Scholes valuation model. The key variables used in valuing the warrant were contractually specified and were as follows: risk-free rate of return of Treasury notes having an approximate duration of the remaining term of the warrant and expected stock price volatility of 60%.

      Stockholders Rights Plan. The Company’s board of directors has adopted a stockholder rights plan. The stockholder rights plan was adopted to give the Company’s board of directors increased power to negotiate in the Company’s best interests and to discourage appropriation of control of the Company at a price that is unfair to its stockholders. It is not intended to prevent fair offers for acquisition of control determined by the Company’s board of directors to be in the best interest of the Company and its stockholders, nor is it intended to prevent a person or group from obtaining representation on or control of the Company’s board of directors through a proxy contest, or to relieve the Company’s board of directors of its fiduciary duty to consider any proposal for acquisition in good faith.

      The stockholder rights plan involved the distribution of one preferred share purchase “right” as a dividend on each outstanding share of the Company’s common stock to all holders of record on January 27, 1997. Each right will entitle the holder to purchase one one-thousandth of a share of the Company’s Series A Preferred Stock at an purchase price of $200 per one one-thousandth of a share of Series A Preferred Stock, subject to adjustment. The rights trade in tandem with the Company’s common stock until, and become exercisable following, the occurrence of certain triggering events. The board of directors retains the right to discontinue the stockholder rights plan through the redemption of all rights or to amend the stockholder rights plan in any respect prior to the Company’s announcement of the occurrence of any such triggering event, including the acquisition of 20% or more of the Company’s voting stock by an acquirer. The rights will expire at the close of business on January 27, 2007, unless earlier redeemed by the Company.

      Treasury Stock. In October 2001, the Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of common stock in the open market and privately negotiated transactions at such prices and at such times as management deems appropriate. Under this repurchase program the Company had repurchased 40,000 shares of common stock for a total purchase price of $0.2 million at an average price of $3.97 per share for the year ended December 31, 2002. During 2003, the Company purchased 16,939 shares at an average price of $4.78 per share and issued 22,814 of treasury shares to the Board of Directors in lieu of directors’ fees. At December 31, 2003, the Company owned 777,423 shares of treasury stock.

      Stock Option Plans. The Company has adopted a stock option plan for eligible employees, which, together with previous plans, provides for the granting of options to purchase a maximum of 11,200,000 shares of common stock. The options under these plans generally vest in equal annual installments over a four-year period beginning on the anniversary of the date of grant and have a term of ten years. The Company has also adopted a director’s stock option plan, which provides for the granting of options to purchase a maximum of

INPUT/OUTPUT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

700,000 shares of common stock by non-employee directors. The vesting schedule under this plan is determined based upon the years of service. The maximum vesting period is equal annual installments over a three-year period beginning on the anniversary of the date of grant. The options have a term of ten years.

      Effective March 31, 2003, the Company granted its President and Chief Executive Officer stock options to purchase 1,325,000 shares of common stock of the Company at an exercise price of $6.00 per share. The options vest in equal monthly installments over a three-year period beginning on the anniversary of the date of grant and have a term of ten years. The market price of the Company’s common stock at the close of business on March 31, 2003 was $3.60.

      At December 31, 2003, 353,358 shares remained available for issuance pursuant to these plans. Transactions under the stock option plans are summarized as follows:

	Option Price			Available for
	Per Share	Outstanding	Vested	Grant

January 1, 2001	$2.03 - $30.00	4,778,478	2,322,559	2,993,572
Granted	8.45 - 12.45	929,000	—	(929,000)
Vested	—	—	860,632	—
Exercised	2.03 - 11.00	(326,921)	(326,921)	—
Canceled/forfeited	2.03 - 29.69	(519,757)	(404,508)	(617,464)

December 31, 2001	3.50 - 30.00	4,860,800	2,451,762	1,447,108
Granted	4.35 - 9.50	870,500	—	(870,500)
Vested	—	—	923,706	—
Exercised	3.50 - 8.19	(163,234)	(163,234)	—
Canceled/forfeited	3.50 - 23.88	(570,023)	(165,100)	233,500

December 31, 2002	3.91 - 30.00	4,998,043	3,047,134	810,108
Increase in shares authorized	—	—	—	1,500,000
Granted	3.30 - 6.00	2,425,500	—	(2,425,500)
Vested	—	—	1,154,970	—
Canceled/forfeited	3.35 - 29.69	(1,834,711)	(1,732,509)	468,750

December 31, 2003	$3.30 - $30.00	5,588,832	2,469,595	353,358

INPUT/OUTPUT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Stock options outstanding at December 31, 2003 are summarized as follows:

		Weighted
		Average			Weighted
		Exercise	Weighted		Average
		Price of	Average		Exercise Price
Option Price		Outstanding	Remaining		of Vested
Per Share	Outstanding	Options	Contract Life	Vested	Options

$3.30 - $3.93	769,500	3.36	9.1	10,000	3.81
3.94 - 7.85	2,747,714	5.85	7.7	1,041,394	5.91
7.86 - 11.78	1,295,750	9.80	7.2	659,333	9.73
11.79 - 15.70	119,100	13.11	4.4	102,100	13.23
15.71 - 19.63	272,218	17.71	2.9	272,218	17.71
19.64 - 23.55	257,150	21.71	3.5	257,150	21.71
23.56 - 27.48	17,200	24.62	4.3	17,200	24.62
27.49 - 30.00	110,200	29.35	3.0	110,200	29.35

$3.30 - $30.00	5,588,832	8.40	7.2	2,469,595	11.35

      The Company has elected to continue to follow the intrinsic value method of accounting as prescribed by APB Opinion No. 25. See Note 1 of Notes to Consolidated Financial Statements for a summary of the net earnings (loss) impact if the Company had adopted the fair value method of accounting for stock-based compensation of SFAS No. 123.

      Restricted Stock Plans. The Company has adopted restricted stock option plans which provide for the award of up to 300,000 shares of common stock to key officers and employees. Ownership of the common stock will vest over a period as determined by the Company in its sole direction. Shares awarded may not be sold, assigned, transferred, pledged or otherwise encumbered by the grantee during the vesting period. Except for these restrictions, the grantee of an award of shares has all the rights of a common stockholder, including the right to receive dividends and the right to vote such shares. At December 31, 2003, there were 158,515 shares outstanding, which are scheduled to vest over a period through June 7, 2006. At December 31, 2003 there are 87,652 shares available for future awards under these plans.

      The market value of shares of common stock granted under the restricted stock plans were recorded as unamortized restricted stock compensation and reported as a separate component of stockholders’ equity. The restricted stock compensation is amortized over the vesting period. For the years ended December 31, 2003, 2002 and 2001 the Company recognized amortization of restricted stock of $(0.2) million, $0.4 million and $0.2 million, respectively. The restricted stock credit for the year ended December 31, 2003 related to the cancellation of unvested restricted stock associated with the Company’s former President and Chief Operating Officer and its former Vice President of Business Development.

      Employee Stock Purchase Plan. In April 1997, the Company adopted the Employee Stock Purchase Plan, which allows all eligible employees to authorize payroll deductions at a rate of 1% to 15% of base compensation for the purchase of the Company’s common stock. The purchase price of the common stock will be the lesser of 85% of the closing price on the first day of the applicable offering period (or most recently preceding trading day) or 85% of the closing price on the last day of the offering period (or most recently preceding trading day). Each offering period is six months and commences on January 1 and July 1 of each year. There were 127,122; 117,876 and 102,186 shares purchased by employees during the years ended December 31, 2003, 2002 and 2001, respectively.

INPUT/OUTPUT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(15)	Acquisitions

      In July 2002, the Company acquired all of the outstanding capital stock of AXIS for $2.5 million of cash and issued a $2.5 million three-year unsecured promissory note. Under the terms of the agreement the Company was obligated to pay additional consideration to the former shareholders of AXIS at an amount equal to 33.33% of AXIS’ adjusted EBITDA for the years ended December 31, 2003, 2004 and 2005, exceeding a minimum threshold of $1.0 million. There was no limitation to the maximum additional consideration which could have been paid. In August 2003, the Company paid $1.3 million in additional consideration to the former shareholders of AXIS to settle all future contingent obligations. This additional consideration was recorded as an increase to goodwill.

      AXIS is a seismic data service company based in Denver, Colorado, which provides specialized seismic data processing and integration services to major and independent exploration and production companies. The Company acquired AXIS as part of its strategy of deploying VectorSeis technology for land, in-well and ocean bottom environments, by allowing the Company to offer both its VectorSeis technology and a related service of interpreting multi-component data.

      In May 2002, the Company acquired certain assets of S/ N Technologies (S/ N) for $0.7 million of cash. The assets acquired from S/ N included proprietary technology applicable to solid streamer products used to acquire 2D, 3D and high-resolution marine seismic data. However, in May 2003 the Company determined that it would no longer continue the internal development of the solid streamer project. As such, the acquired assets of S/ N were impaired and other assets associated with this project were written off as of March 31, 2003. See further discussion of this impairment at Note 4 of Notes to Consolidated Financial Statements.

      In January 2001, the Company acquired all the outstanding capital stock of Pelton for approximately $6.0 million in cash and a $3.0 million two-year unsecured promissory note. Pelton is based in Ponca City, Oklahoma and designs, manufactures and sells seismic vibrator control systems, vibrator positioning systems and explosive energy control systems.

      The acquisitions were accounted for by the purchase method, with the purchase price allocated to the fair value of assets purchased and liabilities assumed. The allocation of the purchase price, including related direct costs, for the acquisition of AXIS, S/ N and Pelton are as follows (in thousands):

			Acquired in
	Acquired in 2002		2001

	AXIS	S/N	Pelton

Fair values of assets and liabilities
Net current assets	$395	$—	$5,266
Property, plant and equipment	354	85	373
Intangible assets	1,142	603	2,985
Goodwill	4,563	—	1,984
Long-term liabilities	(224)	—	—

Total allocated purchase price	6,230	688	10,608
Less non-cash consideration — note payable	2,500	—	3,000
Less cash of acquired business	501	—	2,032

Cash paid for acquisition, net of cash acquired	$3,229	$688	$5,576

      The consolidated results of operations of the Company include the results of AXIS, S/ N and Pelton from the date of acquisition. Pro-forma results prior to the acquisition date were not material to the Company’s consolidated results of operations. The intangible asset of AXIS relates to proprietary technology, which is

INPUT/OUTPUT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

being amortized over a 4-year period. The intangible assets of Pelton primarily relate to acquired patents and are being amortized over a weighted-average useful life of 11 years. The goodwill of AXIS was assigned to the Processing reporting unit and is fully deductible for tax purposes. The goodwill of Pelton was assigned to the analog land products reporting unit, a reporting unit within the Company’s Land Imaging segment.

(16)	Segment and Geographic Information

      The Company evaluates and reviews results based on three segments, Land Imaging, Marine Imaging and Processing, to allow for increased visibility and accountability of costs and more focused customer service and product development. The Company measures segment operating results based on earnings (loss) from operations.

      Prior to December 31, 2003, the Company included Processing within the Land Imaging segment due to its relatively low contribution to their operations. However, during 2003 as the Company re-evaluated its business strategies, the Company believes it will be an increasing portion of their business and should be reported as a separate segment. A summary of segment information, restated for prior years to reflect the Processing segment, is as follows (in thousands):

	Years Ended December 31,

	2003	2002	2001

Net sales:
Land Imaging	$108,545	$63,032	$162,256
Marine Imaging	35,694	53,357	49,794
Processing	5,794	2,194	—

	$150,033	$118,583	$212,050

Earnings (loss) from operations
Land Imaging	$(2,568)	$(46,450)	$13,718
Marine Imaging	(778)	6,878	5,662
Processing	977	(938)	—
Corporate	(18,925)	(23,055)	(11,475)

	$(21,294)	$(63,565)	$7,905

Depreciation and amortization
Land Imaging	$4,222	$7,260	$8,685
Marine Imaging	2,891	1,701	3,537
Processing	689	417	—
Corporate	3,642	3,859	5,313

	$11,444	$13,237	$17,535

INPUT/OUTPUT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,	December 31,
	2003	2002

Total assets:
Land Imaging	$99,174	$96,754
Marine Imaging	63,123	62,359
Processing	8,133	7,203
Corporate	77,625	82,129

	$248,055	$248,445

Total assets by geographic area:
North America	$215,612	$205,640
Europe	26,842	41,679
Middle East	5,601	1,126

	$248,055	$248,445

      Intersegment sales are insignificant for all periods presented. Corporate assets include all assets specifically related to corporate personnel and operations, a majority of cash and cash equivalents, and all facilities that are jointly utilized by segments. Depreciation and amortization expense is allocated to segments based upon use of the underlying assets.

      A summary of net sales by geographic area follows (in thousands):

	Years Ended December 31,

	2003	2002	2001

North America	$34,813	$34,295	$79,115
Middle East	10,231	2,013	46,189
Europe	19,976	34,151	27,034
Asia Pacific	44,693	15,312	25,530
Commonwealth of Independent States	19,991	21,178	23,544
Latin America	15,438	7,227	3,772
Africa	4,876	4,050	6,865
Other	15	357	—

	$150,033	$118,583	$212,050

      Net sales are attributed to individual countries on the basis of the ultimate destination of the equipment, if known; if the ultimate destination is not known, it is based on the geographical location of initial shipment.

      Net sales to individual customers representing 10% or more of net sales were as follows:

	Years Ended
	December 31,

Customer	2003	2002	2001

A	3%	11%	37%
B	4%	10%	1%
C	28%	3%	2%

INPUT/OUTPUT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(17)	Income Taxes

      Components of income taxes follows (in thousands):

	Years Ended December 31,

	2003	2002	2001

Federal	$(1,968)	$8	$(1,116)
Foreign	1,914	(2,484)	4,917
State and local	402	403	303
Deferred	—	59,992	(976)

Total income tax expense	$348	$57,919	$3,128

      A reconciliation of the expected income tax expense on earnings (loss) before income taxes using the statutory Federal income tax rate of 35% for the years ended December 31, 2003, 2002 and 2001 to income tax expense is as follows (in thousands):

	Years Ended December 31,

	2003	2002	2001

Expected income tax (benefit) expense at 35%	$(8,012)	$(21,684)	$4,365
Foreign taxes, net	(1,487)	(1,547)	1,729
State and local taxes	261	262	197
Return to provision	5,106	(5,221)	—
Deferred tax asset valuation allowance	4,289	85,868	(3,991)
Nondeductible amortization	165	266	979
Other	26	(25)	(151)

Total income tax expense	$348	$57,919	$3,128

      The tax effects of the cumulative temporary differences resulting in the net deferred income tax asset (liability) are as follows (in thousands):

	December 31,	December 31,
	2003	2002

Current deferred:
Deferred income tax assets:
Accrued expenses	$767	$1,790
Allowance accounts	5,786	12,279
Inventory	396	512

Total current deferred income tax asset	6,950	14,581
Valuation allowance	(6,950)	(14,581)

Net current deferred income tax asset	$—	$—

INPUT/OUTPUT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,	December 31,
	2003	2002

Noncurrent deferred:
Deferred income tax assets:
Basis in identified intangibles	$10,372	$12,239
Net operating loss carryforward	53,574	50,890
Basis in research and development	29,908	20,620
Alternative minimum tax credit	1,336	1,336
Other	1,664	1,504

Total deferred income tax asset	96,854	86,589
Valuation allowance	(96,071)	(84,151)

Net non-current deferred income tax asset	783	2,438

Deferred income tax liabilities:
Basis in property, plant and equipment	(783)	(2,438)

Net non-current deferred income tax asset (liability)	$—	$—

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

      The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” which places primary importance on the Company’s cumulative operating results in the most recent three-year period when assessing the need for a valuation allowance. The Company’s results for those periods were heavily affected by both industry conditions, and deliberate and planned business restructuring activities in response to the prolonged downturn in the seismic equipment market, as well as heavy expenditures on research and development. Nevertheless, recent losses represented sufficient negative evidence to establish an additional valuation allowance. The Company has continued to reserve all net deferred tax assets and will continue until there is sufficient evidence to warrant reversal. At December 31, 2003, the Company had net operating loss carry-forwards of $153 million, which expire over the next 16 to 20 years.

      Included within Other Long-Term Liabilities on the Consolidated Balance Sheets at December 31, 2002 is $4.2 million which primarily consists of reserves for various foreign and state tax matters. As of December 31, 2003, that balance had been decreased to $3.1 million due to closure of certain state tax matters.

(18)	Operating Leases

      Lessee. The Company leases certain equipment, offices and warehouse space under non-cancelable operating leases. Rental expense was $1.4 million, $2.1 million and $1.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.

INPUT/OUTPUT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of future rental commitments under non-cancelable operating leases is as follows (in thousands):

Years Ended December 31,

2004	$2,453
2005	806
2006	559
2007	374
2008	928

Total	$5,120

      Lessor. The Company leases seismic equipment to customers under operating leases of two years or less. At December 31, 2003, the total cost of equipment leased or held for lease was $13.3 million, less accumulated depreciation of $8.6 million. The Company also leases under-utilized facilities under various lease and sub-lease agreements. A summary of lease revenues is as follows (in thousands):

	Years Ended December 31,

	2003	2002	2001

Equipment rental	$4,348	$2,750	$3,749
Facility rental	981	1,297	736

Total rentals	$5,329	$4,047	$4,485

      A summary of future minimum non-cancelable lease and sublease income is as follows (in thousands):

	Equipment
Years Ended December 31,	Rental	Sublease

2004	$2,219	$1,557
2005	106	337
2006	—	162
2007	—	14

Total	$2,325	$2,070

(19)	Benefit Plans

      401(k). The Company has a 401(k) retirement savings plan which covers substantially all employees. Employees may voluntarily contribute up to 60% of their compensation, as defined, to the plan. The Company, effective June 1, 2000, adopted a company matching contribution to the 401(k) plan. The Company matches the employee contribution at a rate of 50% of the first 6% of compensation contributed to the plan. Company contributions to the plan were $1.0 million, $0.8 million and $0.9 million, during the years ended December 31, 2003, 2002 and 2001, respectively.

      Supplemental executive retirement plan. The Company had a non-qualified, supplemental executive retirement plan (SERP). The SERP provided for certain compensation to become payable on the participants’ death, retirement or total disability as set forth in the plan. The only remaining obligations under this plan are the scheduled benefit payments to the spouse of a deceased former executive.

      Directors Plan. The Company had also adopted a non-qualified, unfunded outside directors’ retirement plan. The plan provides for certain compensation to become payable on the participants’ death, retirement or total disability as set forth in the plan. The consolidated financial statements include pension expense of $0,

INPUT/OUTPUT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$0.2 million and $0 for the years ended December 31, 2003, 2002 and 2001, respectively. All benefits under this plan have previously been frozen.

(20)	Selected Quarterly Information — (Unaudited)

      A summary of selected quarterly information is as follows (in thousands, except per share amounts):

	Three Months Ended

Year Ended December 31, 2003	March 31	June 30	September 30	December 31

Net sales	$41,177	$34,562	$30,307	$43,987
Gross profit	8,457	2,974	5,219	11,191
Earnings (loss) from operations	(5,057)	(10,368)	(6,613)	744
Interest expense	(1,345)	(843)	(954)	(945)
Interest and other income	840	976	785	278
Fair value adjustment and exchange of warrant obligation	871	(1,712)	1,829	769
Impairment of investment	—	(2,036)	—	(23)
Income tax expense (benefit)	588	(297)	(133)	190
Net earnings (loss) applicable to common shares	$(5,279)	$(13,686)	$(4,820)	$633

Basic loss per share	$(0.10)	$(0.27)	$(0.09)	$0.01

Diluted loss per share	$(0.10)	$(0.27)	$(0.09)	$0.01

	Three Months Ended

Year Ended December 31, 2002	March 31	June 30	September 30	December 31

Net sales	$30,213	$22,850	$28,539	$36,981
Gross profit	6,645	2,164	3,402	5,354
Loss from operations	(7,533)	(13,987)	(32,331)	(9,714)
Interest expense	(35)	(461)	(1,247)	(1,381)
Interest and other income (expense)	355	546	(10)	591
Fair value adjustment of warrant obligation	—	—	2,345	907
Income tax expense (benefit)	(2,671)	63,511	157	(3,078)
Net loss applicable to common shares	$(5,997)	$(78,892)	$(29,413)	$(6,519)

Basic loss per share	$(.12)	$(1.55)	$(.58)	$(.13)

Diluted loss per share	$(.12)	$(1.55)	$(.58)	$(.13)

INPUT/OUTPUT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(21)     Summary of Significant Charges

      The table below summarizes the significant charges during the periods presented (in thousands):

		Long-Lived
		Asset and	Personnel/
	Inventory	Goodwill	Facility	Tax
	Related	Related	and Other	Valuation	Impairment of
	Charges	Charges	Charges	Allowance	Investment	Total

Charges for the year ended December 31, 2001 by business segment:
Land Imaging	$1,784	$—	$—	$—	$—	$1,784
Marine Imaging	1,834	—	—	—	—	1,834

	$3,618	$—	$—	$—	$—	$3,618

Charges for year ended December 31, 2001 by category:
Cost of sales	$3,618	$—	$—	$—	$—	$3,618

Charges for year ended December 31, 2002 by business segment:
Land Imaging	$2,958	$15,946	$3,030	$—	$—	$21,934
Marine Imaging	1,384	244	576	—	—	2,204
Processing	—	—	674	—	—	674
Corporate		5,206	1,072	59,992	—	66,270

	$4,342	$21,396	$5,352	$59,992	$—	$91,082

Charges for year ended December 31, 2002 by category:
Cost of sales	$4,342	$—	$1,924	$—	$—	$6,266
Research & development	—	—	2,171	—	—	2,171
Sales & marketing	—	—	182	—	—	182
General and administrative	—	—	1,075	—	—	1,075
Impairment of long-lived assets	—	6,274	—	—	—	6,274
Goodwill impairment	—	15,122	—	—	—	15,122
Income tax expense		—	—	—	59,992	59,992

	$4,342	$21,396	$5,352	$59,992	$—	$91,082

INPUT/OUTPUT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Long-Lived
		Asset and	Personnel/
	Inventory	Goodwill	Facility	Tax
	Related	Related	and Other	Valuation	Impairment of
	Charges	Charges	Charges	Allowance	Investment	Total

Charges for year ended December 31, 2003 by business segment:
Land Imaging	$957	$2,500	$709	$—	$—	$4,166
Marine Imaging	267	1,120	345	—	—	1,732
Corporate		—	249	—	2,059	2,308

	$1,224	$3,620	$1,303	$—	$2,059	$8,206

Charges for year ended December 31, 2003 by category:
Cost of sales	$1,054	$2,500	$691	$—	$—	$4,245
Research & development	170	—	471	—	—	641
Sales & marketing	—	—	(26)	—	—	(26)
General and administrative	—	—	167	—	—	167
Impairment of long-lived assets	—	1,120	—	—	—	1,120
Impairment of investment	—	—	—	—	2,059	2,059

	$1,224	$3,620	$1,303	$—	$2,059	$8,206

(22)	Legal Matters

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

(23)	Related Parties

      In April 2003, the Company invested in Energy Virtual Partners, an entity for whom the Company’s president was founder, president and Chief Executive Officer. See Note 5 of Notes to Consolidated Financial Statements.

      Mr. Lapeyre is the chairman and a significant equity owner of Laitram, L.L.C. (Laitram) and has served as president of Laitram and its predecessors since 1989. Laitram is a privately owned, New Orleans-based manufacturer of food processing equipment and modular conveyor belts. Mr. Lapeyre and Laitram together owned 15.2% of the Company’s outstanding common stock as of December 31, 2003.

      The Company acquired DigiCourse, Inc., the Company’s marine positioning products business, from Laitram in 1998 and renamed it I/O Marine Systems, Inc. In connection with that acquisition, the Company entered into a Continued Services Agreement with Laitram under which Laitram agreed to provide the Company certain accounting, software, manufacturing and maintenance services. Manufacturing services consist primarily of machining of parts for the Company’s marine positioning systems. The term of this

INPUT/OUTPUT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement expired in September 2001 but the Company continues to operate under its terms. In addition, when the Company requests, the legal staff of Laitram advises the Company on certain intellectual property matters with regard to the Company’s marine positioning systems. During 2003, the Company paid Laitram a total of $1.2 million, which consisted of $0.6 million of manufacturing services and $0.6 million of rent and other facilities charges. In the opinion of the Company’s management, the terms of these services are fair and reasonable and as favorable to the Company as those that could have been obtained from unrelated third parties at the time of their performance.

      In March 2000, the Company’s board of directors established an executive “matching” program under which the Company issued one share of restricted stock for each share purchased by the Company’s senior executives in open-market transactions in March and April of 2000. In connection with this program, the Company issued 33,000 shares of restricted stock to C. Robert Bunch; a former executive officer of I/O. Mr. Bunch funded his purchase through a loan from a commercial bank in the amount of $200,000. The Company guaranteed this indebtedness in 2000 and would have been liable for the entire amount outstanding under this loan if Mr. Bunch had defaulted on his obligation under the loan. The Company’s guarantee of Mr. Bunch’s indebtedness expired by its terms in March 2003. Mr. Bunch left the Company’s employment in May 2003.

(24)	Subsequent Event

      On February 24, 2004, the Company purchased all the share capital of Concept Holdings Systems Limited, a provider of software, systems and services for towed streamer, seabed and land seismic operations based in Edinburgh, Scotland, in a privately negotiated transaction. The purchase price was approximately US$36 million in cash and 1,680,000 shares of the Company’s common stock. The price of the Company’s common stock on February 24, 2004 was $6.41.

SCHEDULE II

INPUT/ OUTPUT, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to
	Beginning	Costs and		Balance at
Year Ended December 31, 2001	of Year	Expenses	Deductions	End of Year

	(In thousands)
Allowances for doubtful accounts	$1,571	$382	$(201)	$1,752
Allowances for loan loss	10,947	1,577	(1,789)	10,735
Reserves for excess and obsolete inventory	14,041	3,618	(3,308)	14,351
Warranty	6,302	2,132	(3,765)	4,669
Allowance for net deferred tax assets	16,855	—	(3,991)	12,864

	Balance at	Charged to
	Beginning	Costs and		Balance at
Year Ended December 31, 2002	of Year	Expenses	Deductions	End of Year

	(In thousands)
Allowances for doubtful accounts	$1,752	$2,543	$(2,620)	$1,675
Allowances for loan loss	10,735	158	(665)	10,228
Reserves for excess and obsolete inventory	14,351	4,947	(1,131)	18,167
Warranty	4,669	1,679	(3,434)	2,914
Allowance for net deferred tax assets	12,864	85,868	—	98,732

	Balance at	Charged to
	Beginning	Costs and			Balance at
Year Ended December 31, 2003	of Year	Expenses	Deductions		End of Year

	(In thousands)
Allowances for doubtful accounts	$1,675	$569	$(694)		$1,550
Allowances for loan loss	10,228	—	(7,615	)(a)	2,613
Reserves for excess and obsolete inventory	18,167	1,224	(7,518	)(b)	11,873
Warranty	2,914	2,885	(2,366)		3,433
Allowance for net deferred tax assets	98,732	4,289	—		103,021

      (a) The deduction to the allowance for loan loss is due to the recovery of previously reserved notes and due to certain notes which have been written off the Company’s books during the year ended December 31, 2003.

      (b) The deduction to the reserve for excess and obsolete inventory is due to the sale or disposal of inventory which had been previously reserved.

INDEX TO EXHIBITS

3.1		—	Amended and Restated Certificate of Incorporation filed as Exhibit 3.1 to the Company’s Transition Report on Form 10-K for the seven months ended December 31, 2000, and incorporated herein by reference.
*3	.2	—	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated October 10, 1996.
3.3		—	Amended and Restated Bylaws filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2002, and incorporated herein by reference.
4.1		—	Form of Certificate of Designation, Preference and Rights of Series A Preferred Stock of Input/Output, Inc., filed as Exhibit 2 to the Company’s Registration Statement on Form 8-A dated January 27, 1997 (attached as Exhibit 1 to the Rights Agreement referenced in Exhibit 10.5), and incorporated herein by reference.
4.2		—	Indenture of Input/Output, Inc. dated as of December 10, 2003, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 dated January 27, 2004, and incorporated herein by reference.
**10	.1	—	Amended and Restated 1990 Stock Option Plan, filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-80299), filed with the Securities and Exchange Commission on June 9, 1999, and incorporated herein by reference.
10.2		—	Lease Agreement dated as of August 20, 2001, between NL Ventures III Stafford L.P. and Input/Output, Inc. filed as Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference.
**10	.3	—	Input/Output, Inc. Amended and Restated 1996 Non-Employee Director Stock Option Plan, filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-80299), filed with the Securities and Exchange Commission on June 9, 1999, and incorporated herein by reference.
10.4		—	Rights Agreement, dated as of January 17, 1997, by and between Input/Output, Inc. and Harris Trust and Savings Bank, as Rights Agent, including exhibits thereto, filed as Exhibit 4 to the Company’s Form 8-A dated January 27, 1997, and incorporated herein by reference.
**10	.5	—	Input/Output, Inc. Employee Stock Purchase Plan, filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (Registration No. 333-24125) filed with the Securities and Exchange Commission on March 18, 1997, and incorporated herein by reference.
10.6		—	First Amendment to Rights Agreement by and between the Company and Harris Trust and Savings Bank as Rights Agent, dated April 21, 1999, filed as Exhibit 10.3 to the Company’s Form 8-K dated April 21, 1999, and incorporated herein by reference.
*10	.7	—	Registration Rights Agreement by and among the Company and The Laitram Corporation, dated November 16, 1998.
**10	.8	—	Input/Output, Inc. 1998 Restricted Stock Plan, filed as Exhibit 4.7 to the Company’s Registration Statement on S-8 (Registration No. 333-80297), filed with the Securities and Exchange Commission on June 9, 1999, and incorporated herein by reference.
**10	.9	—	Input/Output Inc. Non-qualified Deferred Compensation Plan, filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
**10	.10	—	Amendment No. 1 to the Input/Output, Inc. Amended and Restated 1996 Non-Employee Director Stock Option Plan, dated September 13, 1999, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999, and incorporated herein by reference.
**10	.11	—	Employment Agreement by and between the Company and Bjarte Fageraas dated effective as of February 4, 2003, filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

**10	.12	—	Employment Agreement by and between the Company and Laura Guthrie dated effective as of February 4, 2003, filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
**10	.13	—	Input/Output, Inc. 2000 Restricted Stock Plan, effective as of March 13, 2000 filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2000, and incorporated herein by reference.
**10	.14	—	Input/Output, Inc. 2000 Long-Term Stock Plan, filed as Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (No. 333-49382) dated November 6, 2000 and incorporated by reference herein.
**10	.15	—	Amended and Restated 1991 Directors Stock Option Plan, filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8 on October 19, 1994, and incorporated herein by reference.
**10	.16	—	Amendment to the Amended and Restated 1991 Directors Stock Option Plan, filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1997, and incorporated herein by reference.
**10	.17	—	Amendment No. 2 to the Input/Output, Inc. Amended and Restated 1991 Director Stock Option Plan, dated September 13, 1999, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999, and incorporated herein by reference.
10.18		—	Registration Rights Agreement dated as of December 10, 2003, between Input/Output, Inc. and Morgan Stanley & Co. Incorporated, filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-3 dated January 27, 2004, and incorporated herein by reference.
**10	.19	—	Employment Agreement by and between the Company and Robert P. Peebler dated effective as of March 31, 2003, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 31, 2003, and incorporated herein by reference.
**10	.20	—	Employment Agreement by and between the Company and Jorge Machnizh dated effective as of April 23, 2003, filed as Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003, and incorporated herein by reference.
* **10	.21	—	Employment Agreement by and between the Company and J. Michael Kirksey dated effective as of January 1, 2004.
10.22		—	Share Acquisition Agreement dated February 23, 2004 filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2004, and incorporated herein by reference.
10.23		—	Registration Rights Agreement dated February 23, 2004 filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2004, and incorporated herein by reference.
*21	.1	—	Subsidiaries of the Company.
*23	.1	—	Consent of PricewaterhouseCoopers LLP.
*24	.1	—	The Power of Attorney is set forth on the signature page hereof.
*31	.1	—	Certification of Robert P. Peebler, President and Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act.
*31	.2	—	Certification of J. Michael Kirksey, Executive Vice President and Chief Financial Officer, under Section 302 of the Sarbanes-Oxley Act.
*32	.1	—	Certification of Robert P. Peebler, President and Chief Executive Officer, pursuant to 18 U.S.C. sec. 1350.
*32	.2	—	Certification of J. Michael Kirksey, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. sec. 1350.

*	Filed herewith.

**	Management contract or compensatory plan or arrangement.