Form 10-K/A
period 2003-12-31
INPUT OUTPUT INC
filed 2004-04-23
CIK 866609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A-1

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

EXPLANATORY NOTE

      This Form 10-K/A is being filed to revise certain sections of Part I, Item 1, Part II, Item 7, Part IV, Item 15 and the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 12, 2004.

      In addition, this Form 10-K/A includes the disclosures required under Part III of Form 10-K, since the Company’s definitive proxy statement for its 2004 annual meeting of stockholders is now expected to be filed in May 2004.

      This amendment revises the paragraph entitled “Products and Services — Marine Imaging Products — VectorSeis Ocean-Bottom Acquisition Systems” under Item 1. “Business” of Part I of the Form 10-K. In addition, this amendment replaces, in its entirety, the language under “Research and Development”, and revises the third and fourth paragraphs under “Markets and Customers” under Item 1.

      The amendment revises the paragraph entitled “Critical Accounting Policies and Estimates — Revenue Recognition and Product Warranty” under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of the Form 10-K. It also amends and updates the section entitled “Risk Factors” under Item 7. In addition, it revises the paragraph entitled “Summary of Significant Accounting Policies — Revenue Recognition and Product Warranty” under Note 1 of Notes to Consolidated Financial Statements.

      As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act), new certifications by the Company’s principal executive officer and principal financial officer are being filed as exhibits to this Form 10-K/ A under Item 15 of Part IV.

      For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Exchange Act, each item of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 12, 2004, that was affected by this amendment, has been amended and restated in its entirety. No attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the original Form 10-K, except as required to reflect such amendments.

Part I

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

      We are a leading provider of seismic acquisition imaging technology for exploration, production and reservoir monitoring in land and marine, as well as shallow water and marsh, environments. We offer a full suite of related products and services for seismic data acquisition and processing, including products incorporating traditional analog technologies and products incorporating our proprietary VectorSeis and True Digital technology.

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

Our Strengths

      We believe our strengths include the following:

      A Leader in Seismic Imaging Technology. We believe that our technology is central to the next generation of seismic data acquisition and processing. Our proprietary technologies include our:

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

      Experienced Management. Our executive management team has extensive industry experience in the seismic technology and services industry. In April 2003, Robert P. Peebler became our chief executive officer after serving as a member of our Board of Directors since 1999. Mr. Peebler has over 30 years experience in the oil and gas industry, during most of which he has focused on recognizing and commercializing new technology to enhance hydrocarbon exploration and production. To help lead the implementation of our seismic imaging-based strategy, Mr. Peebler has recruited several new senior executives to augment our management team, including Jorge Machnizh, Executive Vice President and Chief Operating Officer, J. Michael Kirksey, Executive Vice President and Chief Financial Officer, Chris Friedemann, Vice President — Commercial Development, and Jim Hollis, Vice President — Land Imaging Systems. In addition, Bjarte Fageraas has become Vice President — Land Imaging Systems.

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

      Provide High-End Seismic Imaging Services. The reservoir discovery and management process has grown increasingly challenging due to more complex structures and greater depths. We intend to provide oil and gas companies with higher-value consulting and processing services on a more collaborative basis throughout the entire planning, processing and image interpretation cycle. We purchased AXIS Geophysics, Inc. (AXIS) in July 2002 to provide us with a technology and services platform to realize this strategy. We expect AXIS to enjoy rapid, high-margin growth over the next several years, and to provide us with a new source of revenue from oil and gas companies.

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

Recent Developments

      On February 24, 2004, we announced that we had purchased all of the share capital of Concept Holdings System Limited, a private limited company incorporated in Scotland, in a privately negotiated transaction. Concept, based in Edinburgh, is a provider of software, systems and services for towed streamer, seabed and land seismic operations. The total purchase price was approximately US$36 million cash and 1,680,000 shares of our common stock. On February 23, 2004, the closing price per share of our common stock on the New York Stock Exchange was $6.41. The cash used to acquire Concept was primarily from the proceeds of our December 2003 offering of US$60 million in principal of our 5.50% Convertible Senior Notes due 2008, and general corporate funds. A portion of the cash component of the purchase price was used to pay down certain outstanding debt of Concept totaling approximately US$26 million. Under a registration rights agreement dated February 23, 2004, we granted to former Concept securityholders certain demand and piggyback registration rights for the shares of our common stock issued in the transaction.

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

Marine Imaging Products

      Products for our Marine Imaging segment include the following:

      VectorSeis Ocean-Bottom Acquisition Systems: Since 2002, we have expanded our focus on reservoir applications placing VectorSeis into our Marine Imaging product line. We believe that the VectorSeis ocean-bottom product line will address many shortcomings of current ocean-bottom systems. VectorSeis modules can operate at angles, which eliminates the need for gimbal receiver units that distort data and add cost. In addition, our patented cable de-coupler design reduces data distortions and improves sea-bottom coupling. In 2002, we completed the first test of our VectorSeis ocean-bottom acquisition system in the Ekofisk Field in the North Sea. This test was supported by ConocoPhillips. During 2003, we sold this test system to ConocoPhillips, which represented the only sale of a VectorSeis ocean-bottom acquisition system we recognized in fiscal 2003.

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

      During 2003, our principal research and development efforts involved the migration of our VectorSeis platform into ocean-bottom systems. In 2002, we completed the first test of our VectorSeis ocean-bottom acquisition system and in 2003, we sold the test system. We expect to complete the sale of our first commercialized ocean-bottom system in the first half of 2004. See “— Products and Services — VectorSeis Ocean-Bottom Acquisition Systems.”

      Our efforts in prior years in developing our VectorSeis land seismic data acquisition systems incorporating our digital sensors resulted in their commercialization in late 2002 and 2003, producing approximately $20 million in sales of these systems in 2003. See “— Products and Services — Land Imaging Products.” We also completed the development of our new DigiRANGE II marine acoustic positioning system, which we commercialized in the fourth quarter of 2003.

      During 2003, we evaluated our ongoing project to develop a next-generation solid streamer marine seismic data acquisition product, and determined that we would discontinue its development, resulting in impairment charges. See Note 4 of Notes to Consolidated Financial Statements. Also during 2003, we directed our development efforts regarding reservoir monitoring products away from in-well applications, and focused on their application to ocean-bottom systems.

      For 2004, one of our principal research and development projects is to introduce our new System Four A/C product by the third quarter of 2004. See “— Products and Services — Land Imaging Products.”

      Because many of these new products are under development, their commercial feasibility or degree of commercial acceptance, if any, is not yet known. No assurance can be given concerning the successful development of any new products or enhancements, the specific timing of their release or their level of acceptance in the marketplace.

      For a summary of our research and development expenditures during the past five years, see Item 6. “Selected Consolidated Financial Data.”

Markets and Customers

      Our principal customers are seismic contractors that operate seismic data acquisition systems and related equipment to collect data in accordance with their customers’ specifications or for their own seismic data libraries. In addition, we market and sell products directly to oil and gas companies, particularly for reservoir monitoring applications. In 2003, BGP, an international seismic contractor and subsidiary of the China National Petroleum Corporation (BGP), accounted for approximately 28% of our consolidated net sales. In 2002, two of our largest customers, Western-Geco and Laboratory of Regional Geo Dynamics Limited, were responsible for approximately 11% and 10%, respectively, of our consolidated net sales. In recent years, our customers have been rapidly consolidating, shrinking the demand for our products. The loss of any of our significant customers or deterioration in our relations with any of them could materially and adversely affect our results of operations and financial condition.

      A significant part of our marketing efforts are focused on areas outside the United States. Contractors from China and the CIS are increasingly active not only in their own countries, but also in other international markets. Foreign sales are subject to special risks inherent in doing business outside of the United States, including the risks of armed conflict, civil disturbances, currency fluctuations, embargo and governmental activities, as well as risks of non-compliance with U.S. and foreign laws, including tariff regulations and import/export restrictions. We sell products through a direct sales force consisting of employees and several international third-party sales representatives responsible for key geographic areas. During the years ended

December 31, 2003 and 2002, sales to destinations outside of North America accounted for approximately 77% and 71% of net sales, respectively. Further, systems sold to domestic customers are frequently deployed internationally and, from time to time, certain foreign sales require export licenses.

      During 2002, we formed a strategic marketing alliance with Veritas DGC Inc., a geophysical services company, for the purpose of collecting VectorSeis data in North America in 2002 and into 2003. Under the terms of the alliance, we provided Veritas with our first-generation radio-based VectorSeis land acquisition equipment, and repair and maintenance of this equipment. Veritas utilized the equipment in its day-to-day operations and retained legal title to all seismic library data obtained. Both members of the alliance agreed to share, equally, all proceeds arising from or related to library data and proprietary data services utilizing the VectorSeis equipment. During the years ended December 31, 2003 and 2002, we recognized revenues related to alliance activities of $0.9 million and $0.3 million, respectively. Under the terms of the alliance, Veritas was our exclusive VectorSeis customer within North America, subject to certain minimum utilization requirements. No separate joint venture, partnership or other legal entity was formed.

      In May 2003, we agreed with Veritas to terminate this marketing alliance. Upon termination, all VectorSeis equipment was returned to us. As a result, we reassessed the net realizable value of our first-generation VectorSeis land acquisition system equipment that was utilized in alliance activities and recorded an impairment charge of $2.5 million in 2003. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”

      During 2003, we signed a memorandum of understanding for the formation of a strategic technology alliance with Apache Corporation, a leading independent oil and gas producer. The memorandum of understanding is a non-binding arrangement that provides for cooperation between the parties to develop next-generation seismic imaging technology, including collaboration between each party’s technical staffs to identify projects within the context of Apache’s portfolio of oil and gas properties. The memorandum of understanding is intended to provide the basic outline for our technical collaboration. No separate legal entity has been formed, and we do not expect this alliance to impose any legal obligations on either party.

      We are focusing our initial efforts in using System Four land acquisition systems with digital full-wave VectorSeis sensors and AZIM processing techniques for subsurface imaging. Our alliance with Apache is enabling us to work directly with an upstream oil and gas company to gain a better sense of its seismic challenges and opportunities and to use that knowledge to make recommendations regarding technology deployment. In working directly with oil and gas companies, we believe that we will be able to stimulate end-user demand for our VectorSeis products and technology, as well as for our associated processing capabilities. We announced in December 2003 that Trace Energy Services, a privately held seismic contractor based in Calgary, had purchased a VectorSeis System Four cable-based land acquisition system for use in connection with a North American acquisition program of Apache.

      During 2003, we established a Technology Advisory Board with external industry and academic experts from major and independent oil companies and from Stanford University. One component of our business strategy is to maintain strong technology leadership in geophysical imaging, as well as other areas as they may emerge. This advisory board allows us to gain insights on emerging technologies from industry technical representatives and receive feedback on our technical programs, as well as provides potential benefits to the participating companies in connection with their goals to discover and produce more hydrocarbons.

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

      Our operations are subject to numerous local, state and federal laws and regulations in the United States and in foreign jurisdictions concerning the containment and disposal of hazardous materials, the remediation of contaminated properties and the protection of the environment. We do not currently foresee the need for significant expenditures to ensure our continued compliance with current environmental protection laws. Regulations in this area are subject to change, and there can be no assurance that future laws or regulations will not have a material adverse effect on us. Our customers’ operations are also significantly impacted by laws and regulations concerning the protection of the environment and endangered species. For instance, many of our marine contractors have been affected by new regulations protecting marine mammals in the Gulf of Mexico. To the extent that our customers’ operations are disrupted by future laws and regulations, our business and results of operations may be materially and adversely affected.

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

Part II

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

      However, positive trends for our business include:

•	The increasing worldwide demand for hydrocarbons,

•	The increasing use of seismic products by oil companies to enhance production from their existing reserves,

•	The increasing needs of exploration and production companies for seismic surveys that are custom-designed to meet particular geological formation characteristics, and

•	The increasing need for more sophisticated information tools to monitor and assess new and producing oil and gas reservoirs.

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

      Our cash needs are anticipated to increase in 2004. We have typically financed our operations from internally generated cash and funds from equity and debt financings. With our higher debt burden, our interest expense is expected to increase in 2004 compared to 2003. We will continue to need funds to complete the research, development and testing of our products and services. During 2003, net cash from operations was negative $33.1 million.

      Our ability to produce positive operating cash flows, return to consistent profitability, grow our business and service and retire our debt (in addition to our other obligations) will depend on the success of our efforts in increasing our revenues from sales of our seismic imaging systems and equipment and our processing services, successfully introducing and continuing to technologically enhance our product line and service offerings, penetrating new markets for our seismic products and services, achieving more consistency in our period-to-period results of operations, improving the margins on our sales and reducing our overall costs.

      We have traditionally relied on a relatively small number of significant customers; consequently, our business is exposed to risks related to customer concentration. See Item 1. — “Business.” In recent years, our traditional customers have been rapidly consolidating, shrinking the demand for our products. The loss of any of our significant customers or deterioration in our relations with any of them could materially and adversely affect our results of operations and financial condition. The fact that such a high percentage of our sales currently are made to foreign destinations and customers presents additional issues for our revenues and cash flows. We continue to see expansion from Chinese and Eastern European seismic contractors, and we plan to expand our presence internationally. As a result of these factors, the collections cycle for our sales in 2004 may be longer than it has traditionally been which would thereby increase our working capital funding needs.

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

      Through our manufacturing outsourcing activities, we have sought to reduce both the unit cost of our products and our fixed cost structure, as well as to accelerate our research and development cycle for non-core technologies. We expect additional reductions in our fixed and semi-variable costs resulting from our cost restructuring program and facility closures. For example, in July 2003, we closed our Alvin, Texas manufacturing facility. Additionally, we closed our Norwich, U.K. geophone stringing operation in the first quarter of 2003, and moved its operations to our leased facility in Dubai, as well as outsourced other manufacturing activities to various partners. Effective January 2004, we consolidated three operating units of our Land Imaging segment into one division. We will continue to work to reduce the unit costs of our products.

      We have experienced significant charges in recent years as a result of depressed industry conditions and our cost restructuring program. While we do not anticipate any significant future charges or adjustments to our restructuring accrual accounts, future acquisitions and the fact that technology product lines feature more rapid obsolescence present additional risks of future goodwill write-offs or write-downs and future charges related to impairment of long-lived assets, assets held for sale and intangible assets.

      We have anticipated using substantially all of the remaining proceeds from our convertible notes offering to fund acquisitions, as part of our acquisition strategy. See “— Recent Developments” below. To the extent we make any future acquisitions, particularly funded with cash, it is likely that we will require new sources of funding, including issuing additional debt or equity, to finance the acquisitions. Additional debt (except for refinancings) would increase our leverage, and the issuance of additional equity could dilute the holdings of our existing shareholders. There can be no assurances that any additional sources of funding for acquisitions will be available to us, or if available, would be available on acceptable terms.

Recent Developments

      In December 2003, we issued $60.0 million of convertible unsecured notes, which mature in December 2008 and bear interest at an annual rate of 5.5%, payable semi-annually. The notes, which are not redeemable prior to their maturity, are convertible into our common stock at an initial conversion rate of 231.4815 shares per $1,000 principal amount of notes (a conversion price of $4.32 per share), which represents 13,888,888 total common shares. A portion of the proceeds from this offering was used to repay in full $16.0 million of outstanding indebtedness under a $31.0 million unsecured promissory note due May 7, 2004 (the SCF Note). The SCF Note bore interest at 13% and was to mature in May 2004.

      In February 2004, we purchased all of the share capital of Concept, a provider of software, systems and services for towed streamer, seabed and land seismic operations based in Edinburgh, Scotland, in a privately negotiated transaction. The purchase price was approximately US$36 million cash and 1,680,000 shares of our common stock. The source of the cash component of the consideration paid was from the December 2003 sale of our convertible senior notes, and general corporate funds. Under a registration rights agreement, we granted certain demand and piggyback registration rights to holders of the shares of stock issued in the acquisition transaction.

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

Liquidity and Capital Resources

      In December 2003, we issued $60.0 million of 5.5% senior convertible notes due in 2008. A portion of the proceeds were used to pay in full the $16.0 million remaining outstanding debt under the SCF Note. We have anticipated using substantially all of the remaining proceeds from this offering to fund acquisitions. See “— Recent Developments” above. We are significantly more leveraged after the consummation of the offering. As a result, our interest expense is expected to increase for 2004 and the foreseeable future. Our ability to make scheduled payments of principal or interest on, or to refinance, our indebtedness depends on our future business performance, which is subject to many economic, financial, competitive and other factors beyond our control.

      We may seek a revolving line of credit to support our working capital requirements. Whether we will enter into such a credit arrangement will depend on the terms available to us from lenders. We can give no assurances as to whether such a line of credit will be arranged, and, if so, whether the terms will be advantageous to us or whether the amounts available for borrowing will be sufficient for our purposes.

      Based upon our management’s internal revenue forecast, our liquidity requirements in the near term and our projected increase in seismic activity primarily outside of North America, we currently believe that the combination of our projected internally-generated cash and our working capital (including cash and cash equivalents on hand) will be adequate to meet our anticipated capital and liquidity requirements for the next twelve months. We also anticipate that a larger percentage of our future sales in 2004 and beyond will be to foreign customers, particularly those in China and the CIS. As a result of this change in customer mix, our collections cycle may be longer than we have traditionally experienced.

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

      The lease agreement contains financial covenants requiring us to maintain certain current ratios and tangible net worth during the first five years of the lease term. These financial covenants provide that if we fail to meet certain current ratio or tangible net worth requirements for any four consecutive quarters, we would have to provide a letter of credit to the landlord in the amount of $1.5 million. At June 30, 2003, we failed to meet the tangible net worth requirement for four consecutive quarters, and as a result, we provided a letter of credit to the landlord in the amount of $1.5 million during the third quarter of 2003. To secure the issuance of the letter of credit, we were required to deposit $1.5 million with the issuing bank. This letter of credit will remain outstanding until we achieve and maintain compliance with the tangible net worth requirements for eight consecutive quarters, or until the expiration of the eighth year of the lease, which is in 2009. We were not in compliance with the tangible net worth requirement at December 31, 2003.

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

      The debt and lease obligations at December 31, 2003 consist primarily of $60.0 million in convertible senior notes that mature in December 2008. The remaining amount of these obligations consist of $1.5 million in unsecured promissory notes related to our acquisition of AXIS in 2002, $0.9 million of insurance costs we financed through short-term notes payable, and $18.8 million related to the lease arrangement housing our corporate headquarters, our Land Imaging division and MEMS facility in Stafford, Texas. For further discussion of our notes payable, long-term debt and lease obligations, see Note 13 of Notes to Consolidated Financial Statements.

      The operating lease commitments at December 31, 2003 relate to our lease of certain equipment, offices and warehouse space under non-cancelable operating leases.

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

Significant 2002 and 2003 Charges

      In 2002, we recorded significant charges in connection with our restructuring program. The related reserves reflected many estimates, including those pertaining to severance costs of $3.4 million, facility related charges (primarily future, non-cancelable lease obligations) of $1.9 million and inventory-related charges of $4.3 million. In addition, during 2002, we recorded charges of $15.1 million relating to the impairment of goodwill and $6.3 million for the impairment of long-lived assets. In 2003, we recorded severance costs of $1.3 million, inventory-related charges of $1.0 million, $1.1 million for the impairment of long-lived assets and $2.5 million related to the write-down of rental equipment associated with our first-generation radio-based VectorSeis land acquisition systems. We will continually reassess the requirements necessary to complete our restructuring program, which may result in additional charges being recorded in future periods. However, we currently do not anticipate any significant future charges or adjustments to our restructuring accruals, except for $0.4 million of additional severance expenses to be incurred in 2004 associated with the consolidation of three operating units within our Land Imaging segment into one division. See Note 2 of Notes to Consolidated Financial Statements.

      In 2002, we recorded a net charge of $60.0 million to income tax expense to establish an additional valuation allowance for our net deferred tax assets. In accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes,” we established an additional valuation allowance for our net deferred tax assets based on our cumulative operating results in the three-year period ended December 31, 2002. Our results in this period were heavily affected by industry conditions and deliberate and planned business restructuring activities in response to the prolonged downturn in the seismic equipment market, as well as heavy expenditures for research and development. Nevertheless, recent losses represented sufficient negative evidence to establish an additional valuation allowance. We have continued to reserve all of our net deferred tax assets and will continue to do so until we have sufficient evidence to warrant reversal. This valuation allowance does not affect our ability to reduce future tax expense through utilization of net operating losses.

      See Note 21 of Notes to Consolidated Financial Statements for a tabular presentation of significant charges by segment.

Critical Accounting Policies and Estimates

      The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make choices between acceptable methods of accounting and to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. The following accounting policies are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. Management’s estimates are based on the relevant information available at the end of each period.

•	Revenue Recognition and Product Warranty — Revenue is derived from the sale of data acquisition systems and other seismic equipment, as well as from the processing of seismic data. For the sales of data acquisition systems, we follow the requirements of SOP 97-2 “Software Revenue Recognition,” and recognize revenue when the system is delivered to the customer and risk of ownership has passed to the customer, or, in the limited case where a customer acceptance clause exists in the contract, the later of delivery or when customer acceptance is obtained. For the sales of other seismic equipment, we recognize revenue when the equipment is shipped and risk of ownership has passed to the customer. For processing of seismic data, revenue is recognized at the time of delivery of the processed data to the customer.

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

We warrant that all manufactured equipment will be free from defects in workmanship, material and parts. Warranty periods range from 90 days to three years from the date of original purchase, depending on the product. At the time of sale, we record an accrual for product warranties and other contingencies, which is when estimated future expenditures associated with such contingencies are probable and the amounts can be reasonably estimated. However, new information may become available, or circumstances (such as applicable laws and regulations) may change, thereby resulting in an increase or decrease in the amount required to be accrued for such matters (and therefore a decrease or increase in reported net income in the period of such change).

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

In May 2003, a strategic marketing alliance with Veritas DGC Inc. was terminated. We reassessed the net realizable value of our rental equipment, which was being utilized in North America as part of the alliance. This equipment was associated with our first-generation radio-based VectorSeis land acquisition systems. This equipment was an older generation of our technology, therefore the market demand and its net realizable value was significantly less than our current generation VectorSeis land acquisition systems. As a result, we recorded an impairment charge of $2.5 million in 2003.

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

SCF Note and Warrant

      In August 2002, we repurchased all of the 40,000 outstanding shares of our Series B Convertible Preferred Stock and all of the 15,000 outstanding shares of our Series C Convertible Preferred Stock from

SCF, a Houston-based private equity fund specializing in oil service investments. In exchange for the preferred stock, we paid SCF $30.0 million in cash at closing, issued the SCF Note and granted SCF a warrant to purchase 2,673,517 shares of our common stock at $8.00 per share which expired on August 5, 2005. The Note bore interest at 8% per annum until May 7, 2003, at which time the interest rate increased to 13%. We recorded interest on this note at an effective rate of approximately 11% per year. In May 2003, we repaid $15.0 million of the note and in December 2003, we repaid, in full, the remaining outstanding $16.0 million indebtedness. In addition, in December 2003, we terminated the warrant in exchange for 125,000 shares of our common stock with a market value of $3.54 per share.

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

Certain Relationships and Related Party Transactions

      On March 31, 2003, we announced that we had appointed Robert P. Peebler as our president and chief executive officer. In April 2003, we invested $3.0 million in preferred securities of Energy Virtual Partners, LP and its affiliated corporation (EVP) in exchange for 22% of the outstanding ownership interests and 12% of the outstanding voting interests of EVP. EVP had been formed in 2001 to provide asset management services to large oil and gas companies in order to enhance the value of their oil and gas properties. Mr. Peebler had founded EVP and had served as its president and chief executive officer until his joining us in March 2003. Mr. Peebler continued to serve as the Chairman of EVP and held a 23% ownership interest in EVP. Under Mr. Peebler’s employment agreement with us, he was permitted to devote up to 20% of his time to EVP.

      During the second quarter of 2003, EVP failed to close two anticipated asset management agreements, which resulted in EVP’s management re-evaluating its business model and adequacy of capital. During August 2003, the board of directors of EVP voted to liquidate the company. For that reason, we wrote our investment in EVP down to its approximate liquidation value of $1.0 million, resulting in a charge against earnings in 2003 of $2.1 million. In December 2003, we received a portion of our final liquidation payment of $0.7 million and expect to receive our final liquidation payment of $0.1 million in the first quarter of 2004. Mr. Peebler offered, and we agreed, that all proceeds Mr. Peebler receives from the liquidation of EVP will be paid by him to us. In December 2003, we received $0.1 million from Mr. Peebler, and this amount has been included in our estimate of our liquidation value in EVP. See Item II. — “Executive Compensation — Compensation Committee Interlocks and Insider Participation.”

      James M. Lapeyre, Jr. is the chairman and a significant equity owner of Laitram, L.L.C. (Laitram) and has served as president of Laitram and its predecessors since 1989. Laitram is a privately owned, New Orleans-based manufacturer of food processing equipment and modular conveyor belts. Mr. Lapeyre and Laitram together owned 15.2% of our outstanding common stock as of December 31, 2003.

      We acquired DigiCourse, Inc., our marine positioning products business, from Laitram in 1998 and have renamed it I/O Marine Systems, Inc. In connection with that acquisition, we entered into a Continued Services Agreement with Laitram under which Laitram agreed to provide us certain accounting, software, manufacturing and maintenance services. These manufacturing services consist primarily of machining of parts for our marine positioning systems. The term of this agreement expired in September 2001, but we continue to operate under its terms. In addition, when we request, the legal staff of Laitram advises us on certain intellectual property matters with regard to our marine positioning systems. During 2003, we paid Laitram a total of $1.2 million, which consisted of $0.6 million of manufacturing services and $0.6 million of rent and other facilities charges. In the opinion of our management, the terms of these services are fair and reasonable and as favorable to us as those that could have been obtained from unrelated third parties at the time of their performance.

      In March 2000, our board of directors established an executive “matching” program under which we issued one share of restricted stock for each share purchased by our senior executives in open-market transactions in March and April of 2000. In connection with this program, we issued 33,000 shares of restricted stock to C. Robert Bunch, a former executive officer of I/O. Mr. Bunch funded his purchase through a loan from a commercial bank in the amount of $200,000. We guaranteed this indebtedness in 2000 and would have been liable for the entire amount outstanding under this loan if Mr. Bunch had defaulted on his obligation under the loan. Our guarantee of Mr. Bunch’s indebtedness expired by its terms in March 2003. Mr. Bunch left our employment in May 2003.

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

      We rely on a relatively small number of significant customers. Consequently, our business is exposed to the risks related to customer concentration. In 2003, BGP, an international seismic contractor and subsidiary of the China National Petroleum Corporation (BGP), accounted for approximately 28% of our consolidated net sales. In 2002, two of our largest customers, Western-Geco and Laboratory of Regional Geo-Dynamics Limited, were responsible for approximately 11% and 10%, respectively, of our consolidated net sales. The loss of any of our significant customers or a deterioration in our relations with any of them could materially and adversely affect our results of operations and financial condition.

Our business reorganization and facilities closure plans may not yield the benefits we expect and could harm our financial condition, reputation and prospects.

      We have significantly reduced our corporate and operational headcount, closed certain manufacturing facilities and combined certain of our business units. These activities may not yield the benefits we expect, and may raise product costs, delay product production, result in or exacerbate labor disruptions and labor-related legal actions against us and create inefficiencies in our business. In addition, if the markets for our products do not improve, we will take additional restructuring actions to address these market conditions. Any such additional actions could result in additional restructuring charges.

If we fail to implement our business strategy, our financial condition and results of operations could be materially and adversely affected.

      Our future financial performance and success are dependent, in large part, upon our ability to successfully implement our business strategy to introduce new seismic technologies and to reduce costs through outsourcing manufacturing and certain research and development activities. We cannot assure you that we will be able to successfully implement our business strategy or be able to improve our operating results. In particular, we cannot assure you that we will be able to stimulate sufficient demand for our VectorSeis products, our AZIM processing services or our traditional analog product line, to execute our growth strategy (including acquisitions) or to sufficiently reduce our costs to achieve required efficiencies. Our strategic direction also may give rise to unforeseen costs, which could wholly or partially offset any expense reductions or other financial benefits we attain as a result of the changes to our business.

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

      In addition, an acquisition may result in unexpected costs, expenses and liabilities. For example, during 2002, we acquired certain assets of S/ N Technologies and, in April 2003, we invested $3.0 million in EVP. These transactions were not successful and we have since completely written down the costs of the assets we purchased from S/ N Technologies and have written down our investment in EVP to its approximate liquidation value of $1.0 million.

      Our ability to achieve our expansion and acquisition objectives will also depend on the availability of capital on acceptable terms. Our combined businesses resulting from any acquisitions may not be able to generate sufficient operating cash flows in order for us to obtain additional financing or fund our acquisition strategy.

      Acquisitions expose us to:

•	increased costs associated with the acquisition and operation of the new businesses or technologies and the management of geographically dispersed operations;

•	risks associated with the assimilation of new technologies, operations, sites and personnel;

•	the possible loss of key employees;

•	risks that any technology we acquire may not perform as well as we had anticipated;

•	the diversion of management’s attention and other resources from existing business concerns;

•	the potential inability to replicate operating efficiencies in the acquired company’s operations;

•	the inability to generate revenues to offset associated acquisition costs;

•	the continuing need to maintain uniform standards, controls, and procedures;

•	the impairment of relationships with employees and customers as a result of any integration of new and inexperienced management personnel; and

•	the risk that acquired technologies do not provide us with the benefits we anticipated.

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

      Acquisitions may also result in the issuance of dilutive equity securities, the incurrence or assumption of debt and additional expenses associated with the amortization of acquired intangible assets or potential businesses. There is no assurance that past or future acquisitions will generate additional income, cash flows or provide any benefit to our business.

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

      We are significantly more leveraged after the consummation of the offering of the notes. As of December 31, 2003, our outstanding indebtedness was $81.2 million. As a result, our interest expense is expected to increase for 2004 and in the foreseeable future. In addition, we presently estimate that our capital expenditures for plant, property and equipment for 2004 will be approximately $5.8 million and that we will need approximately $28.0 million to meet our contractual obligations in 2004. Moreover, we have expended and will continue to expend substantial funds to complete the research, development and testing of our products and services. We will require additional funds for these purposes, to establish additional manufacturing arrangements and to provide for the marketing of our products and services.

      We have typically financed operations from internally generated cash and funds from equity and debt financings. Our cash and cash equivalents decreased $16.7 million, or 22%, from December 31, 2002 to December 31, 2003. This decrease was primarily due to net cash used in operating activities of $33.1 million and the payment of $31.0 million of indebtedness under the SCF Note. These factors were partially offset by the $56.5 million of net proceeds from the notes offering. The net cash used in operating activities was mainly due to the loss from operations for the year, an increase in accounts and notes receivable, an increase in our inventory and a decrease in our accounts payable and accrued expenses. The increase in our accounts receivable was primarily due to a continued shift in our sales to foreign customers, which historically have been slower to pay. Our cash and cash equivalents also decreased approximately 24% from December 31, 2001 to December 31, 2002.

      There is increasing risk that our collections cycle will further lengthen as we anticipate a larger percentage of our sales will be to foreign customers, particularly in China and the CIS.

      We cannot assure you that our sources of cash will be sufficient to meet our anticipated future capital requirements. We used a substantial portion of the proceeds from the sale of the notes to repay in full the approximately $16.0 million of remaining outstanding indebtedness under the SCF Note and we used a total of $36 million cash from such proceeds and from our general corporate funds for the Concept acquisition in February 2004. As a result, the proceeds from the offering of the notes are not available to fund our future capital requirements and contractual obligations. Additional funds may not be available on acceptable terms, if at all. If adequate funds are unavailable from operations or additional sources of financing, we might be forced to reduce or delay acquisitions or capital expenditures, sell assets, reduce operating expenses, refinance all or a portion of our debt, or delay or reduce important initiatives, such as marketing programs and research or development programs.

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

      We may incur significant non-cash charges related to impairment write-downs of our long-lived assets, including goodwill and other intangible assets. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” we recorded an impairment charge of $15.1 million in 2002 relating to our analog land products reporting unit. Also, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we recorded an impairment charge relating to other long-lived assets of $6.3 million in 2002 (relating to the impairment of our Alvin, Texas manufacturing facility, the leasehold improvements in our Norwich, U.K. geophone stringing facility and certain related manufacturing equipment at both facilities) and $1.1 million in 2003 (relating to the cancellation of our solid streamer project within our Marine Imaging segment in the first quarter of 2003).

      We will continue to incur non-cash charges related to amortization of other intangible assets. We are required to perform periodic impairment reviews of our goodwill at least annually. To the extent these reviews conclude that the carrying value of our goodwill exceeds its implied fair value, we will be required to record an impairment charge to write down our goodwill to its implied fair value. Also, we periodically evaluate the net realizable values of our other long-lived assets. To the extent these reviews conclude that the expected future cash flows generated from our business activities are not sufficient to recover the cost of our other long-lived assets, we will be required to measure and record an impairment charge to write down these assets to their net realizable values. We will conduct our annual goodwill assessment in the fourth quarter. We cannot assure you that upon completion of this and subsequent reviews, a material impairment charge will not be recorded. If this and future periodic reviews determine that our assets are impaired and a write down is required, it will adversely impact or delay our profitability.

Our outsourcing relationships may require us to purchase inventory when demand for products produced by third-party manufacturers is low.

      Under a few of our outsourcing arrangements, our manufacturing outsourcers purchase agreed-upon inventory levels to meet our forecasted demand. Since we typically operate without a significant backlog of orders for our products, our manufacturing plans and inventory levels are principally based on sales forecasts. If demand proves to be less than we originally forecasted, these manufacturing outsourcers have the right to require us to purchase any excess or obsolete inventory. Should we be required to purchase inventory under these provisions, we may have to hold inventory that we may never utilize.

      To date, we have not been required to purchase any fixed amount of excess inventory under our outsourcing arrangements, and we have no existing obligation to purchase any such fixed amount of excess inventory. We are in the process of revising our sales forecasting techniques with our outsourcers, providing short-term forecasts (usually less than three months) rather than long-term forecasts, which should mitigate the risk that we will significantly overestimate our inventory needs from these outsourcers.

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

      We often sell to customers on payment terms other than cash on delivery. We allow many of our customers to finance substantial purchases of our products through the issuance to us of promissory notes. The terms of these promissory notes initially range from eight months to five years. As of December 31, 2003, we had outstanding accounts receivable of approximately $34.3 million and notes receivable of approximately $20.8 million. Significant payment defaults by customers could have a material adverse effect on our results of operations and financial condition.

      Approximately $9.7 million of our total notes receivable at December 31, 2003 related to one Russian customer. During 2003, this customer became delinquent on approximately $0.8 million of its scheduled principal and interest payments, in addition to becoming delinquent on $1.8 million of its trade receivables. In January 2004, we refinanced the delinquent portion of its notes and accounts receivable into a new note totaling $2.6 million, with payments due in equal installments over a twelve month period. The customer is expected to pay all of its obligations in full.

      With respect to customer defaults, our levels of expense for loan loss in recent years have been as follows:

Expense for Loan Loss
Period Ended	(in thousands)

Year ended May 31, 2000	$7,057
Seven months ended December 31, 2000	$1,305
Year ended December 31, 2001	$1,577
Year ended December 31, 2002	$158
Year ended December 31, 2003	—

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

      As a result of the offering of the notes, we now have an increased level of indebtedness outstanding. As of December 31, 2003, we had $81.2 million of indebtedness outstanding (including our lease obligations under our facilities sale-leaseback arrangements). As a result, our interest expense is expected to increase for 2004 and in the foreseeable future. Our ability to make scheduled payments of principal or interest on, or to refinance, our indebtedness depends on our future business performance, which is subject to many economic, financial, competitive and other factors beyond our control. We do not have a working capital or other senior credit facility in place to finance our working capital needs. Our degree of leverage may have important consequences to you, including the following:

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

      Our cash and cash equivalents declined from $76.2 million at December 31, 2002 to $59.5 million at December 31, 2003, a decrease of $16.7 million, or 22%. Our ability to fund our operations, grow our business and to make scheduled payments on our indebtedness and our other obligations, including the notes, will depend on our financial and operating performance, which in turn will be affected by general economic conditions in the energy industry and by many financial, competitive, regulatory and other factors beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future sources of capital will be available to us in an amount sufficient to enable us to service our indebtedness, including the notes, or to fund our other liquidity needs.

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

Sales (or the expectation of sales) of shares of our common stock under our registration rights agreements may cause the market price of our common stock to decline.

      Approximately 7,474,000 of our shares of common stock are subject to registration rights, which include the right to require us to register the sale of their shares or the right to include their shares in secondary public offerings we undertake in the future. These holders include Laitram L.L.C., which beneficially owns approximately 10.9% of our common stock subject to piggyback registration rights. We also may enter into additional registration rights agreements in the future in connection with any subsequent acquisitions we may undertake. Any sales of our common stock under these registration rights arrangements with these stockholders could be negatively perceived in the trading markets and negatively affect the price of our common stock. Sales of a substantial number of our shares of common stock in the public market under these arrangements, or the expectation of such sales, could cause the market price of our common stock to decline.

      NOTE: The foregoing factors pursuant to the Private Securities Litigation Reform Act of 1995 should not be construed as exhaustive. In addition to the foregoing, we wish to refer readers to other factors discussed elsewhere in this report as well as other filings and reports with the SEC for a further discussion of risks and uncertainties which could cause actual results to differ materially from those contained in forward-

looking statements. We undertake no obligation to publicly release the result of any revisions to any such forward-looking statements, which may be made to reflect the events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Part III

Item 10.	Directors and Executive Officers of the Registrant

Directors and Executive Officers

      Our current executive officers are as follows:

Name	Age	Position with I/O

James L. Lapeyre, Jr.	51	Chairman of the Board of Directors
Robert P. Peebler	56	President, Chief Executive Officer and Director
Bruce S. Applebaum, Ph.D.	56	Director
Theodore H. Elliott, Jr.	68	Director
Franklin Myers	51	Director
John N. Seitz	52	Director
Sam K. Smith	72	Director
Jorge Machnizh	47	Executive Vice President and Chief Operating Officer
J. Michael Kirksey	48	Executive Vice President and Chief Financial Officer
Bjarte Fageraas	44	Vice President — Marine Imaging Systems
Christopher M. Friedemann	39	Vice President — Commercial Development
James R. Hollis	42	Vice President — Land Imaging Systems
Laura D. Guthrie	45	Vice President — Human Resources
Michael L. Morrison	33	Controller and Director of Accounting

      James M. Lapeyre, Jr. has been Chairman of our Board of Directors since 1999 and a Director since 1998. Mr. Lapeyre has been President of Laitram L.L.C., a privately held New Orleans-based manufacturer of food processing equipment and modular conveyor belts, and its predecessors since 1989. Mr. Lapeyre joined our Board of Directors when we bought the DigiCourse marine positioning products business from Laitram. Mr. Lapeyre is Chairman of the Governance Committee and a member of the Compensation Committee of our Board of Directors.

      Robert P. Peebler has been our President and Chief Executive Officer since April 2003 and a member of our Board of Directors since 1999. Prior to joining I/ O on a full-time basis, Mr. Peebler was the founder, President and Chief Executive Officer of Energy Virtual Partners, an asset development and management company for oil and gas properties. Prior to founding Energy Virtual Partners in April 2001, Mr. Peebler was Vice President of e-Business Strategy and Ventures of the Halliburton Company, a leading provider of products and services to the petroleum and energy industries. Mr. Peebler joined Halliburton in 1996 when Halliburton acquired Landmark Graphics Corporation, the leading provider of workstation-based software for oil and gas exploration and production, where he served as CEO since 1992. Mr. Peebler began his career with Schlumberger, a global oilfield and information services company, in wireline operations, and spent 17 years with Schlumberger in various positions, including head of U.S. wireline operations and executive in charge of strategic marketing for the corporate energy services group.

      Bruce S. Applebaum, Ph.D. joined our Board of Directors in 2003. He is currently the Chairman of Mosaic Natural Resources Ltd., a newly formed oil and gas exploration and production company focusing on opportunities in the North Sea. Prior to co-founding Mosaic, Dr. Applebaum was President of Worldwide Exploration and New Ventures for Texaco, Inc. and a Vice President of Texaco. Dr. Applebaum joined Texaco in 1990 as Division Manager of Texaco U.S.A.’s offshore exploration division and was elected an officer of Texaco in 2000. Dr. Applebaum is a Trustee of the American Geological Institute Foundation and serves on the Advisory Board to the Department of Oceanography at Texas A&M University. He previously served on the Advisory Board of the School of Earth Sciences at Stanford University. Dr. Applebaum is a member of the Audit Committee of our Board of Directors.

      Theodore H. Elliott, Jr. joined our Board of Directors in 1987. He has been Chairman of Prime Capital Management Co., Inc., a Darien, Connecticut-based venture capital company since 1987. Prior to joining Prime Capital Management, Mr. Elliott was Vice President of General Electric’s venture capital subsidiary and head of investment banking at Clark, Dodge & Co. Inc. He is a Director of Casio Gavazzi Holding AG, a Swiss-based producer of automation components and computer sub-systems that is listed on the Zurich Stock Exchange and National Interstate, a specialty property and casualty insurance company based in Ohio. Mr. Elliott is Chairman of the Audit Committee of our Board of Directors.

      Franklin Myers joined our Board of Directors in 2001. He is currently the Senior Vice President and Chief Financial Officer of Cooper Cameron Corporation, a leading international manufacturer of oil and gas pressure control equipment. Mr. Myers has been Senior Vice President at Cooper Cameron since 1995 and served as General Counsel and Corporate Secretary from 1995 to 1999, as well as President of the Cooper Energy Services Division from 1998 until 2002. Prior to joining Cooper Cameron, Mr. Myers was Senior Vice President and General Counsel of Baker Hughes Incorporated, a leading oilfield services and equipment provider, and an attorney and partner with the law firm Fulbright & Jaworski L.L.P. in Houston, Texas. Mr. Myers is Chairman of the Compensation Committee and a member of the Governance Committee of our Board of Directors.

      John N. Seitz joined our Board of Directors in 2003. He is the co-CEO and founder of North Sea New Ventures, a company focused on exploration and development opportunities in the North Sea. From 1977 to 2003, Mr. Seitz held positions of increasing responsibility at Anadarko Petroleum Company, serving most recently as a Director and as President and Chief Executive Officer. Mr. Seitz is a member of the Audit, Compensation and Governance Committees of our Board of Directors.

      Sam K. Smith joined our Board of Directors in 1999. He also served as our Chief Executive Officer from 1999 until 2000. From 1989 to 1996, Mr. Smith was Chairman of the Board of Landmark Graphics Corporation. Prior to that time, Mr. Smith was a special limited partner at Sevin-Rosen Management, a Texas-based venture capital firm that has backed high technology firms, including Compaq, Lotus Development, and Silicon Graphics. Mr. Smith began his career at Texas Instruments where he held positions of increasing responsibility, such as Group Vice President for the Equipment Group, Texas Instruments’ defense business.

      Jorge Machnizh has been our Executive Vice President and Chief Operating Officer since May 2003. Previously, he was employed by Landmark Graphics Corporation, where he worked in a variety of positions, most recently serving as Vice President — Operations for North and South America. Prior to joining Landmark in 1997, Mr. Machnizh held senior management appointments with large geophysical contractors, including Geco-Prakla (a division of Schlumberger) and Petty-Ray Geophysical (a division of Geosource, Inc.). Mr. Machnizh started his career as a crew chief for United Geophysical.

      J. Michael Kirksey has been our Executive Vice President and Chief Financial officer since January 2004. Before then, Mr. Kirksey had been the Chief Financial Officer, and then the Chief Executive Officer, of Metals USA, a leading metals processor and distributor based in Houston, Texas. Following the departure of Metals USA’s Chief Executive Officer, he was appointed CEO by the Metals USA board of directors and charged with restructuring the company’s operations and finances, and leading the company through an industry recession. Mr. Kirksey led the company through bankruptcy reorganization and succeeded in obtaining confirmation of a plan of reorganization in eleven months. Prior to joining Metals USA in 1997, Mr. Kirksey was Senior Vice President of Corporate Strategic Planning and the Chief Financial Officer — Europe for Keystone International Inc., a manufacturer of industrial valves and systems. Before joining Keystone, Mr. Kirksey worked for Arthur Andersen for thirteen years where he focused on growth strategies and technology companies.

      Bjarte Fageraas was Vice President and our Chief Technology Officer from May 2001 to February 2004. In February 2004, he was appointed Vice President — Marine Imaging Systems. Prior to joining I/O,

Mr. Fageraas was President of and a stockholder in Geophysical Instruments AS, a Norwegian seismic technology company that we acquired in May 2001. From 1998 to 1999, Mr. Fageraas was Vice President-Research & Development of Aker Geo ASA, a Norwegian seismic contractor. Previously, Mr. Fageraas was Technical Manager of PGS Reservoir, a provider of seismic contracting services. Mr. Fageraas started his career at Geco-Prakla where he held several research and development positions.

      Christopher M. Friedemann has been our Vice President — Commercial Development since August 2003. Mr. Friedemann’s accountabilities encompass corporate marketing, strategic planning and corporate development. Before joining I/O, Mr. Friedemann served as the Managing Director of RiverBend Associates, a privately held management consulting firm based in Texas. Prior to founding RiverBend in January 2002, he served as President of Tradeum, a venture-backed software company that was sold to VerticalNet in April 2000 at which time Mr. Friedemann assumed the role of managing Director-Europe. Before joining Tradeum in January 2000, Mr. Friedemann was Principal and Partner at the management consulting firm McKinsey & Company. Mr. Friedemann also has experience as a Senior Reservoir Engineer with Exxon, in field operations with Unocal and in energy merchant banking with Bankers Trust.

      James R. Hollis has been Vice President — Land Imaging Systems since November 2003, and Business Unit Manager — Land Surface Systems since July 2003. Prior to joining I/O, Mr. Hollis served in various positions at Landmark Graphics, most recently as General Manager — Exploration and Development Solutions. Mr. Hollis joined Landmark Graphics when Landmark acquired Western Atlas Software in 1996. Mr. Hollis managed the Seismic Modeling Software Product line for Western Atlas. Mr. Hollis joined Western Atlas in 1993 when Western Atlas acquired Sierra Geophysics in 1993, where Mr. Hollis led the depth imaging and velocity modeling support and consulting services.

      Laura D. Guthrie has been our Vice President — Human Resources since March 2002. Prior to joining I/O, Ms. Guthrie had been an independent management consultant specializing in executive coaching and compensation and organization development. From July 1999 until March 2000, Ms. Guthrie served as Vice President — Human Resources for Splitrock Services, Inc., a broadband communications company, until the company was sold to McCleod USA. Before joining Splitrock in July 1999, Ms. Guthrie was a management consultant with Sterling Consulting Group, a boutique firm specializing in strategy development for the oil and gas industry. Prior to joining Sterling in 1998, she was the HR Planning Manager for Unocal Corporation. Before joining Unocal in 1996, Ms. Guthrie served as the Region HR Manager for the Americas Division of BHP Petroleum, an Australian oil and gas company, where she held a variety of HR roles during her 11 year tenure.

      Michael L. Morrison has been our Controller and Director of Accounting since November 2002, and our Assistant Controller from June 2002. Prior to joining I/O, Mr. Morrison held several positions at Enron Corp., an energy trading and pipeline company, most recently as Director of Transaction Support. Mr. Morrison had held a variety of positions at Deloitte & Touche, LLP, a public accounting firm, from January 1994 until he joined Enron in June 2000.

Audit Committee

      The Board of Directors has established an Audit Committee, which is composed entirely of non-employee directors. The Audit Committee is appointed by the Board to assist the Board in monitoring (i) the integrity of I/O’s consolidated financial statements, (ii) our compliance with legal and regulatory requirements, (iii) the independence and performance of our external auditors and (iv) the performance of the company’s internal audit function. In addition, the Audit Committee has the sole authority and responsibility to select, evaluate and, if necessary, replace our independent auditors. The current members of the Audit Committee are Theodore H. Elliott, Jr. (Chairman), John N. Seitz, and Bruce S. Applebaum, Ph.D. The Board of Directors has adopted the Charter of the Audit Committee, which is available at http://www.i-o.com. During the year, in accordance with section 407 of the Sarbanes-Oxley Act of 2002, I/O identified Mr. Elliott as the Audit Committee Financial Expert. Mr. Elliott satisfies the definition of “independent” in accordance with the NYSE corporate governance listing standards.

Section 16(a) Beneficial Ownership Reporting Compliance

      Executive officers, directors and certain persons who own more than ten percent of our common stock are required by Section 16(a) of the Securities Exchange Act of 1934 and related regulations

•	to file reports of their ownership of common stock with the Securities and Exchange Commission (SEC) and The New York Stock Exchange (NYSE), and

•	to furnish us with copies of the reports.

      We received written representations from each such person who did not file an annual report with the SEC on Form 5 that no Form 5 was due. Based on our review of the reports and representations, we believe that all required Section 16(a) reports were timely filed in 2003, except for (i) Mr. Morrison failed to timely report one option grant; (ii) Ms. Guthrie failed to timely report one option grant; (iii) Mr. Fageraas failed to timely report one option grant; (iv) Mr. Denver failed to timely report one option grant; (v) Mr. Eastman failed to timely report one option grant; (vi) Mr. Machnizh failed to timely file a Form 3; (vii) Mr. Elliott failed to timely report two purchases of stock; (viii) Mr. Bunch failed on two occasions to timely file a report of forfeited restricted stock or restricted stock withheld to satisfy tax obligations; and (ix) Mr. Peebler failed to timely report one option grant.

Code of Ethics

      We have adopted a Code of Ethics applicable to all employees and directors of I/O, including our Chief Executive Officer, our Chief Financial Officer and our Controller. We designed our Code of Ethics (i) to deter wrongdoing; (ii) to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (iii) to promote full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with the SEC or otherwise communicate with the public; (iv) to promote compliance with applicable governmental laws, rules and regulations; (v) to promote prompt internal reporting of violations of the code to an appropriate person; and (vi) to promote accountability for adherence to the code. Our Code of Ethics is available on our website at www.i-o.com.

Item 11.	Executive Compensation

General

      The following tables and narrative text discuss the compensation paid in fiscal years ended December 31, 2003, 2002 and 2001, to our Chief Executive Officers in 2003, our four other most highly compensated executive officers at December 31, 2003, and certain of our former executive officers.

Summary Compensation Table

					Long-Term Compensation

					Awards

		Annual Compensation			Restricted		Shares
					Stock		Underlying	All Other
Name and		Salary	Bonus		Award(s)		Options/SARs	Compensation*
Principal Position	Year	($)	($)		($)		(#)	($)

Robert P. Peebler	2003	$292,308	$—		$—		1,325,000	$8,008	(2)
Chief Executive Officer and	2002	—	—		—		10,000	25,000
Director(1)	2001	—	—		—		10,000	19,240
Timothy J. Probert(3)	2003	26,923	—		—		—	143,204	(4)
Former President and	2002	350,000	—		—		50,000	5,250
Chief Executive Officer	2001	343,269	498,750	(5)	—		60,000	7,282
C. Robert Bunch	2003	315,048	—		250,001	(7)	—	171,839	(8)
Former President and	2002	225,000	40,000		—		35,000	12,462
Chief Operating Officer(6)	2001	220,673	215,719		—		35,000	6,740
Jorge Machnizh	2003	163,077	60,000		95,250	(10)	200,000	265
Executive Vice President and
Chief Operating Officer(9)
Brad Eastman	2003	160,000	—		120,001	(12)	25,000	6,307
Former Vice President and	2002	145,000	20,000		—		12,500	5,443
Chief Administrative Officer(11)	2001	67,308	20,000		—		20,000	267
Bjarte Fageraas	2003	170,000	—		127,498	(14)	25,000	5,643
Vice President — Marine	2002	155,400	30,000	(15)	—		25,000	4,662
Imaging Systems(13)	2001	107,656 (5)	61,124	(16)	—		30,000	3,751
Laura Guthrie	2003	135,000	—		101,250	(18)	12,500	4,455
Vice President — Human	2002	82,500	30,000		—		12,500	2,645
Resources(17)
Larry Denver	2003	96,154	—		150,000	(20)	25,000	126,268	(21)
Former Vice President	2002	180,000	30,000		—		25,000	5,400
— Business Development(19)	2001	131,538	94,500		121,155	(22)	15,000	1,690

*	Except as otherwise noted in the footnotes that follow, All Other Compensation consists of employer matching contributions to the 401(k) plan and the non-qualified deferred compensation plan and premiums paid for our Executive Salary Continuance and Executive Long Term Disability Plan.

(1)	Mr. Peebler became our Chief Executive Officer in April 2003. Prior to that time, he served as a director on our Board of Directors.

(2)	The All Other Compensation amounts for Mr. Peebler include $4,000 in directors fees paid to Mr. Peebler in 2003, $25,000 in 2002, and $19,240 in 2001. In 2002, Mr. Peebler received 1,630 shares of common stock as directors fees in lieu of $15,000 in cash, and in 2001, Mr. Peebler received 710 shares of common stock as directors fees in lieu of $8,450 in cash. In addition, the All Other Compensation amount for 2003 includes $1,020 paid to Mr. Peebler under our program which rewards individuals who are named as inventors on patents owned by us.

(3)	Mr. Probert resigned from I/ O in January 2003.

(4)	The other compensation amount for Mr. Probert includes $110,000 in additional compensation and $32,752 for accrued vacation time paid to Mr. Probert upon his resignation from I/ O.

(5)	The bonus amount for Mr. Probert included $349,950 in cash and 18,600 shares of restricted stock. We use the closing price of our common stock on the date of the restricted stock grant for valuation purposes. This award was granted on February 14, 2002, under our 1998 Restricted Stock Plan, resulting in a grant value of $8.00 per share. In connection with Mr. Probert’s resignation, all 18,600 shares of restricted stock were cancelled in January 2003.

(6)	Mr. Bunch resigned from I/ O in May 2003.

(7)	The restricted stock award was granted under our 2000 Restricted Stock Plan on February 4, 2003, resulting in a grant value of $3.94 per share for 63,452 shares of common stock. This award was to vest in 50% installments each year beginning on the first anniversary of the date of grant. While unvested, Mr. Bunch was entitled to the same voting and dividend rights as all other holders of common stock. We cancelled all of Mr. Bunch’s shares of restricted stock upon termination of his employment with I/ O.

(8)	The other compensation amount for Mr. Bunch includes severance of $145,833 paid in accordance with the terms of his employment agreement dated February 4, 2003 and $18,627 paid to Mr. Bunch for accrued vacation time upon his resignation from I/ O.

(9)	Mr. Machnizh joined I/ O in May 2003.

(10)	The restricted stock award was granted under our 2000 Restricted Stock Plan on May 6, 2003, resulting in a grant value of $3.81 per share for 25,000 shares of restricted common stock. This award vests 10,000 shares on the first anniversary of the date of grant and then 5,000 shares on each of the next three anniversaries of the date of grant. While unvested, Mr. Machnizh is entitled to the same voting and dividend rights as all other holders of common stock.

(11)	Mr. Eastman joined I/ O in June 2001 and resigned from I/ O in February 2004.

(12)	The restricted stock award was granted under our 2000 Restricted Stock Plan on February 4, 2003, resulting in a grant value of $3.94 per share for 30,457 shares of common stock. One-half of this award was to vest on the first anniversary of the date of grant and the rest was to vest on the second anniversary of the date of grant. While unvested, Mr. Eastman was entitled to the same voting and dividend rights as all other holders of common stock. We cancelled all of Mr. Eastman’s shares of restricted stock upon termination of his employment with I/ O.

(13)	Mr. Fageraas joined I/ O in May 2001.

(14)	The restricted stock award was granted under our 1998 Restricted Stock Plan on February 4, 2003, resulting in a grant value of $3.94 per share for 32,360 shares of common stock. One half of this award vested on the first anniversary of the date of grant and the rest will vest on the second anniversary of the date of grant. For unvested shares, Mr. Fageraas is entitled to the same voting and dividend rights as all other holders of common stock.

(15)	Mr. Fageraas did not receive any of his bonus for 2002. Mr. Fageraas’ bonus was retained by us under arrangements with Mr. Fageraas that we made when he joined I/ O. In connection with the acquisition of the outstanding shares of capital stock of his company, Geophysical Instruments AS, we agreed with Mr. Fageraas that in exchange for the cash consideration for his shares, $50,000 per year for the first three years of his employment would be deducted from bonuses otherwise payable to him. If his bonus in any of these three years was less than $50,000, then the balance would be carried forward and set off against any bonus otherwise payable in the next year. If Mr. Fageraas voluntarily terminates his employment with I/O prior to recapture of any portion of $150,000, then he must repay us such unpaid amount.

(16)	Mr. Fageraas received only $11,124 of his bonus for 2001. The remaining $50,000 was retained by us pursuant to arrangements with Mr. Fageraas that were made when he joined I/ O. See Note 15 above.

(17)	Ms. Guthrie joined I/ O in March 2002.

(18)	The restricted stock award was granted under our 2000 Restricted Stock Plan on February 4, 2003, resulting in a grant value of $3.94 per share for 25,698 shares of common stock. One half of this award vested on the first anniversary of the date of grant and the rest will vest on the second anniversary of the date of grant. For unvested shares, Ms. Guthrie is entitled to the same voting and dividend rights as all other holders of common stock.

(19)	Mr. Denver joined I/O in April 2001 and resigned from I/O in May 2003.

(20)	The restricted stock award was granted under our 1998 Restricted Stock Plan on February 4, 2003, resulting in a grant value of $3.94 per share for 38,071 shares of common stock. This award was to vest in 50% installments each year beginning on the first anniversary of the date of grant. While unvested, Mr. Denver was entitled to the same voting and dividend rights as all other holders of common stock. We cancelled all of Mr. Denver’s shares of restricted stock upon termination of his employment with I/O.

(21)	The 2003 All Other Compensation amount for Mr. Denver includes severance of $107,692 paid in accordance with the terms of his employment agreement dated February 4, 2003 and $15,585 paid to Mr. Denver for accrued vacation time upon his resignation from I/O.

(22)	Includes 9,850 shares granted to Mr. Denver under our 2000 Restricted Stock Plan. These shares were to vest one-third per year beginning three years after the date of grant. While unvested, Mr. Denver was entitled to the same voting and dividend rights as all other holders of common stock. The restricted shares were valued at $12.30 per share, the closing price on June 7, 2001, which was the date the shares were granted to Mr. Denver.

Option Grants in Last Fiscal Year

	Individual Grants

		Percentage			Potential Realizable Value
	Number of	of Total			at Assumed Annual Rates
	Securities	Options/SARs			of Stock Price Appreciation
	Underlying	Granted to	Exercise of		for Option Term*
	Option/SARs	Employees in	Base Price	Expiration
Name	Granted (#)(1)	Fiscal Year(2)	($/Sh)	Date	5% ($)	10% ($)

Robert P. Peebler	1,325,000	57.22%	$6.00	03/31/13	$0	$4,442,152
Timothy J. Probert	—	—	—	—	—	—
C. Robert Bunch	—	—	—	—	—	—
Jorge Machnizh	200,000	8.64%	3.30	05/06/13	415,070	1,051,870
Brad Eastman	25,000	1.08%	3.35	04/21/13	52,670	133,476
Bjarte Fageraas	25,000	1.08%	3.35	04/21/13	52,670	133,476
Laura Guthrie	12,500	0.54%	3.35	04/21/13	26,335	66,738
Larry Denver	25,000	1.08%	3.35	04/21/13	52,670	133,476

*	The dollar gains under these columns result from using calculations assuming 5% and 10% growth rates set forth under SEC rules, and are not intended to forecast future price appreciation of our Common Stock. The gains reflect a future value based upon growth at these prescribed rates. We did not use an alternative formula for a grant date valuation, an approach which would state gains at present, and therefore lower, value. Options have value to recipients, including the listed executives, only if the stock price advances beyond the grant price shown in the table during the effective option period.

(1)	These awards were made under our 2003 Stock Option Plan and our 2000 Long Term Incentive Plan. The options granted to Mr. Peebler under our 2003 Stock Option Plan are exercisable at an exercise price of $6.00 per share. On March 31, 2003, the date of grant, the closing sales price per share of our common stock on the NYSE was $3.60. The options vest as to one-quarter of the shares on the first anniversary of the date of grant. After that, they vest monthly in 1/36th increments until the options are fully vested on the fourth anniversary of the date of grant. If Mr. Peebler’s employment is terminated by I/ O without cause, or is terminated by reason of his death or disability or he resigns for “good reason” then his options will vest monthly in 1/48th increments over a four year period beginning on the date of grant. His options will automatically accelerate and be fully vested upon a change of control. Upon his termination, he will have a period of one year after termination to exercise his vested options, unless the 10-year term of his options first expires.

The other options listed in this column were granted under the 2000 Long Term Incentive Plan at an exercise price equal to the fair market value per share of our common stock on the date of grant. The fair market value of a share of our common stock is defined in the Long Term Incentive Plan as the closing sales price on the immediately preceding business day of a share of common stock as reported on the NYSE. The options vest in 25% increments on the first, second, third and fourth anniversaries of the grant date. The Long Term Incentive Plan contains provisions regarding the impact of a change of control, death, disability, retirement and termination of employment on the exercisability of options, with change of control and retirement (subject to certain exceptions) causing acceleration of vesting.

(2)	Based on an aggregate of 2,315,500 shares subject to options granted to our employees during the year ended December 31, 2003, including the listed executives.

Fiscal Year-End Option Values

	Number of Securities		Value of Unexercised
	Underlying Unexercised		In-the-Money
	Options/SARs		Options/SARs
	at Fiscal Year-End (#)		at Fiscal Year-End ($)(1)

Name*	Exercisable	Unexercisable	Exercisable	Unexercisable

Robert P. Peebler	50,000	1,325,000	$1,600	$—
Timothy J. Probert	—	—	—	—
C. Robert Bunch	—	—	—	—
Jorge Machnizh	—	200,000	—	242,000
Brad Eastman	13,125	44,375	—	29,000
Bjarte Fageraas	21,250	58,750	—	29,000
Laura Guthrie	3,125	21,875	—	14,500
Larry Denver	—	—	—	—

*	None of the officers listed in this table exercised options during the year ended December 31, 2003.

(1)	Based on a value of $4.51 per share, the closing price per share on the NYSE on December 31, 2003.

Long-Term Incentive Plan Awards in Last Fiscal Year(1)

			Estimated Future Payouts Under
	Number of	Performance or	Non-Stock Price-Based Plans(2)
	Shares,	Other Period
	Units or Other	Until Maturation	Threshold	Target	Maximum
Name	Rights (#)	or Payout	($ or #)	($ or #)	($ or #)

Robert P. Peebler	—	—	—	—	—
Timothy J. Probert	—	—	—	—	—
C. Robert Bunch	40,000	3 years	—	8,000	40,000
Jorge Machnizh	—	—	—	—	—
Brad Eastman	15,000	3 years	—	3,000	15,000
Bjarte Fageraas	15,000	3 years	—	3,000	15,000
Laura Guthrie	8,000	3 years	—	1,600	8,000
Larry Denver	15,000	3 years	—	3,000	15,000

(1)	These performance share awards were issued under our 2000 Long Term Incentive Plan. The Compensation Committee of our Board of Directors, which administers the plan, awards performance shares to certain of our executive officers. The Committee determines the total number of shares of our common stock available for each participant by comparing our performance against our internal plan and against our industry peers. Actual awards are determined after the end of the three-year period and range from 0% to 100% of the performance shares awarded. No awards are earned until performance is certified by the Compensation Committee at the end of the three-year period. The plan is based on total stockholder return over the three-year period, with no payment if total stockholder return is less than 20% on an annualized basis. Upon a change in control, all awards become fully vested and payable.

(2)	At the target level of performance, participants receive 20% of the performance shares awarded. No shares are issued for performance below the target level. The maximum number of shares is earned if an over-achievement target is reached. The over-achievement target is total stockholder return of 25% on an annualized basis for the three-year period.

Director Compensation

      Officers who are also directors do not receive any fee or remuneration for services as members of the Board of Directors. Outside directors are entitled to receive an annual retainer fee of $20,000, which each outside director may elect to receive either in cash or in shares of our common stock valued at their fair market value as of the date of their issuance. In addition, the Chairman of the Audit Committee is entitled to receive an annual retainer fee of $7,500, the Chairman of the Compensation Committee is entitled to receive an annual retainer fee of $5,000, and the Chairman of the Governance Committee is entitled to receive an annual retainer fee of $3,000. Each Committee Chairman may elect to receive the retainer for serving as Chairman in cash or shares of Common Stock. Outside directors also receive, in cash, $2,000 for each Board meeting and $2,000 for each committee meeting attended (unless the committee meeting is held in conjunction with a Board meeting, in which case the fee is $1,000) and $1,000 for each Board or committee meeting held via teleconference. Shares issued in lieu of cash directors’ fees are valued at the closing price per share on the NYSE on the date of issuance, which is the date of our annual stockholders meeting each year. Shares issued in lieu of cash fees were granted from our available treasury shares.

      In 1992, we adopted a Directors Retirement Plan. We discontinued this plan in 1996. Mr. Elliott is the only director entitled to receive any benefits under the Directors Retirement Plan. This plan requires us to make a lump sum payment to Mr. Elliott following his retirement from the Board in an amount equal to the present value of $15,000, to be received for a period of ten years.

      As a means to attract and recruit qualified new directors and to retain capable directors in a manner that promotes ownership of a proprietary interest in I/O, we adopted our Amended and Restated Non-Employee Director Stock Option Plan in 1996. In 1998, our stockholders approved an increase in the total number of shares available under the Director Stock Option Plan to 700,000 shares. As of April 15, 2004 there were 49,333 shares available for issuance under this plan.

      Under the Director Stock Option Plan, each of our non-employee directors is granted an option to purchase 20,000 shares of common stock on the date that his or her service as a director commences. Additionally, each non-employee director receives options to purchase 10,000 shares of common stock on the first business day of each November following the initial grant. The initial 20,000 share grant vests in 33.33% installments on each of the first three anniversaries of the date of grant. The first 10,000 share grant vests in 50% installments on the first two anniversaries of the date of grant. The second 10,000 share grant is fully exercisable on the first anniversary of the date of grant. Any subsequent annual grants are each fully exercisable on their dates of grant. The Director Stock Option Plan also provides for discretionary grants of stock options to non-employee directors as determined from time to time by the Board. In May 2003, the Board awarded Mr. Myers an additional option to purchase 10,000 shares of common stock for his efforts in assisting the Board in identifying and hiring a new Chief Executive Officer.

Employment Agreements

      Our employment agreement with Mr. Peebler dated March 31, 2003 provides that Mr. Peebler will serve as president and chief executive officer for a 5-year term, unless sooner terminated. Under the agreement, Mr. Peebler is entitled to an annual base salary of at least $400,000, and to participate in all of our employee benefit plans available to senior executives at a level commensurate with his position. In the event that

Mr. Peebler’s employment is terminated by us without cause, or if he resigns for “good reason” (defined as a reduction in his status, pay or benefits; a demotion to a lesser position with I/O or reduction of his duties and responsibilities; or a change of his principal place of employment by more than 30 miles), then we are obligated to pay Mr. Peebler over a 3-year period a termination payment equal to three times his annual base salary. In addition, we granted Mr. Peebler an option to purchase 1,325,000 shares at $6.00 per share.

      The employment agreement contains provisions relating to protection of our confidential information and intellectual property and restricts Mr. Peebler from soliciting our employees and customers or competing with us during the term of his employment and for a period of two years following termination. If he violates these covenants, we can suspend making his termination payment. In the event of a change of control, if Mr. Peebler remains with us or with our successor for a period of 18 months following the change of control, he can then voluntarily resign for any reason, or no reason at all, and be entitled to receive the termination payment referred to above. If any payment or benefit under his employment agreement is determined to be subject to the excise tax for “excess parachute payments” under U.S. federal income tax rules, we have agreed to pay to Mr. Peebler an additional amount to adjust for the incremental tax costs of those payments to Mr. Peebler. We also agreed to indemnify Mr. Peebler to the fullest extent permitted by our certificate of incorporation and bylaws, and to provide him coverage under our directors’ and officers’ liability insurance policies to the same extent as our other executives.

      Our employment agreement with Jorge Machnizh was entered into on April 23, 2003. The agreement provides for Mr. Machnizh to serve as our Executive Vice President and Chief Operating Officer until May 12, 2006 and, thereafter, for additional successive terms of one year each, unless terminated by us or Mr. Machnizh at the end of the initial term or any additional term. Under the agreement, Mr. Machnizh is entitled to an annual base salary of at least $265,000 and is eligible to receive a bonus under the terms of our Incentive Compensation Plan. In addition, he was granted a guaranteed bonus for 2003 of $60,000. In connection with this agreement, Mr. Machnizh was granted an award of 25,000 shares of restricted stock and stock options to purchase 200,000 shares under our 2000 Long Term Incentive Plan. Under the agreement, Mr. Machnizh is entitled to participate in all of our employee benefit plans available to senior executives at a level commensurate with his position. In the event Mr. Machnizh’s employment is terminated by us other than for cause or by Mr. Machnizh for good reason, then, so long as he executes a general release in favor of I/O, we are obligated to pay Mr. Machnizh in monthly installments over an 18-month period a sum equal to 1.5 times his base salary at the time of termination, as well as a pro rata portion of any annual incentive compensation for the year in which termination occurs, and to provide him continued participation in our health and welfare plans for a period of 18 months. The agreement restricts Mr. Machnizh from soliciting I/O’s employees and customers or competing with I/ O for a period of 18 months following termination.

      Our employment agreement with Mr. Fageraas provides for Mr. Fageraas to serve as our Vice President — Chief Technology Officer for an initial term of two years and, thereafter, for additional successive terms of one year each unless terminated by us or Mr. Fageraas at the end of the initial term or any additional term. Under the agreement, Mr. Fageraas is entitled to an annual base salary of at least $170,000 and is eligible to receive a bonus based on objective criteria established by the Board. Mr. Fageraas is entitled to participate in all of our employee benefit plans available to senior executives at a level commensurate with his position. In the event Mr. Fageraas’ employment is terminated by us other than for cause or by Mr. Fageraas for good reason, then provided that he executes a general release in our favor, I/ O is obligated to pay Mr. Fageraas in monthly payments over a 12-month period a sum equal to his base salary as well as a pro rata portion of any annual bonus for the year in which such termination occurs and to offer him continued participation in our health and welfare plans for a period of 12 months. In addition, under such circumstances we would be required to reimburse Mr. Fageraas for certain excise taxes he may incur under the laws of Norway. The agreement restricts Mr. Fageraas from soliciting I/ O’s employees and customers or competing with I/ O for a period of one year following termination. I/ O has also agreed pursuant to this agreement to indemnify Mr. Fageraas to the fullest extent permitted by I/ O’s Certificate of Incorporation and Bylaws.

      Our employment agreement with Ms. Guthrie provides for Ms. Guthrie to serve as our Vice President — Human Resources for an initial term of two years and, thereafter, for additional successive terms of one year each unless terminated by us or Ms. Guthrie at the end of the initial term or any additional term. Under the agreement, Ms. Guthrie is entitled to an annual base salary of at least $135,000 and is eligible to receive a bonus based on objective criteria established by the Board. Ms. Guthrie is entitled to participate in all of our employee benefit plans available to senior executives at a level commensurate with her position. In the event Ms. Guthrie’s employment is terminated by us other than for cause or by Ms. Guthrie for good reason, then provided that she executes a general release in favor of I/O, I/O is obligated to pay Ms. Guthrie in monthly payments over a year a sum equal to her base salary as well as a pro rata portion of any annual bonus for the year in which such termination occurs and to offer her continued participation in our health and welfare plans for a period of twelve months. The agreement restricts Ms. Guthrie from soliciting I/O’s employees and customers or competing with I/O during the term of her employment and for a period of one year following termination. I/O has also agreed pursuant to this agreement to indemnify Ms. Guthrie to the fullest extent permitted by I/O’s Certificate of Incorporation and Bylaws.

Compensation Committee Interlocks and Insider Participation

      Prior to becoming our Chief Executive Officer in March 2003, Mr. Peebler served as a member of the Compensation Committee of our Board of Directors.

      In April 2003, we invested $3.0 million in preferred securities of Energy Virtual Partners and its affiliated corporation (EVP) in exchange for 22% of the outstanding ownership interests and 12% of the outstanding voting interests of EVP. EVP had been formed in 2001 to provide asset management services to large oil and gas companies in order to enhance the value of their oil and gas properties. Mr. Peebler had founded EVP, and served as its president and chief executive officer until he joined us in March 2003. Mr. Peebler continued to serve as the chairman of EVP and held a 23% ownership interest in EVP. Under Mr. Peebler’s employment agreement with us, Mr. Peebler was permitted to devote up to 20% of his time to EVP.

      During the second quarter of 2003, EVP failed to close two anticipated asset management agreements. After that time, EVP management re-evaluated its business model and adequacy of capital. During August 2003, the board of directors of EVP voted to liquidate EVP, since it was unable to present a clear and feasible business strategy. For that reason, we wrote our investment in EVP down to its approximate liquidation value of $1.0 million, resulting in a charge against earnings for our second quarter of 2003 of $2.1 million. Since then, Mr. Peebler offered, and we agreed, that all proceeds that Mr. Peebler receives from the liquidation of EVP will be paid to us. In December 2003, we received liquidation payments of $731,796 from EVP and $137,821 from Mr. Peebler. In March 2004, we received final liquidation payments of $98,302 from EVP and $18,513 from Mr. Peebler. These amounts were included in our estimates of EVP’s liquidation value.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

      The following table provides information as of December 31, 2003 with respect to I/ O’s common stock issuable under our equity compensation plans:

			Number of Securities
	Number of		Remaining Available for
	Securities to be	Weighted-Average	Future Issuance Under
	Issued Upon	Exercise Price of	Equity Compensation
	Exercise of	Outstanding	Plans (Excluding
	Outstanding Options,	Options, Warrants	Securities Reflected in
	Warrants and Rights	and Rights	Column(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders
Amended and Restated 1990 Stock Option Plan	1,584,582	$10.71	—
Amended and Restated 1991 Directors Stock Option Plan	75,000	$21.89	—
Amended and Restated 1996 Non- Employee Director Stock Option Plan	624,000	$10.30	49,333
1998 Restricted Stock Plan	—		21,807
2000 Long-Term Incentive Plan	1,982,250	$7.06	127,025
Employee Stock Purchase Plan	—		609,402
2003 Stock Option Plan	1,500,000	$6.00	175,000

Subtotal	5,765,832		982,567
Equity compensation plans not approved by security holders
Non-Employee Directors’ Retainer Plan	—		73,629
2000 Restricted Stock Plan	—		65,845

Subtotal	—		139,474

Total	5,765,832		1,122,041

      2000 Restricted Stock Plan. During 2000, our Board approved the Input/ Output, Inc. 2000 Restricted Stock Plan. This plan grants our Compensation Committee the authority to make awards of restricted stock of up to 200,000 shares of our common stock in order to attract and retain key employees of I/ O and our subsidiaries. Awards may be made from authorized and unissued shares or treasury shares, but the plan provides that shares delivered under the initial grants under the plan must be made only from treasury shares or common stock repurchased by I/ O. As of December 31, 2003, there were 101,155 shares of restricted stock issued and outstanding under this plan.

      Under the terms of this plan, I/ O enters into individual award agreements with participants designated by the Compensation Committee specifying the number of shares of common stock granted under the award, the price (if any) to be paid by the grantee for the restricted stock, the restriction period during which the award is subject to forfeiture, and any performance objectives specified by the Committee. Participants are not permitted to sell, transfer or pledge their restricted stock during their restriction period.

      Upon termination of a participant’s employment with us for any reason other than death, disability or retirement, all nonvested shares of restricted stock will be forfeited. In addition, in the event of a “change in control” of the Company, all shares of restricted stock will become fully vested. Unless sooner terminated, the 2000 Restricted Stock Plan will expire on March 13, 2010.

      Directors’ Retainer Plan. In 2001, our Board adopted arrangements whereby our non-employee directors can elect to receive their annual retainer for service as a director, and any retainer for serving as a committee chairman, in cash or in common stock. Any common stock issued pursuant to these arrangements is valued at the closing price of our common stock on the date before issuance. The Board has reserved 100,000 of our treasury shares for issuance under these arrangements. See Item 11. — “Executive Compensation — Director Compensation.”

Ownership of Equity Securities in I/O

      Except as otherwise set forth below, the following table sets forth information as of April 15, 2004, with respect to the number of shares of common stock owned by (i) each person known by us to be a beneficial owner of more than 5% of our Common Stock, (ii) each of our Directors, (iii) each of our executive officers named in the Summary Compensation Table set forth in Item 11 — “Executive Compensation” in this Form 10-K, and (iv) all of our Directors and executive officers as a group.

		Rights to	Restricted	Percent of
Name of Owner	Common Stock(1)	Acquire(2)	Stock(3)	Common Stock(4)

Laitram, L.L.C.(5)	6,941,044	—	—	13.1%
Royce & Associates, Inc.(6)	6,306,200	—	—	11.9%
Barclays Global Investors, N.A.(7)	4,394,707	—	—	8.3%
Morgan Stanley(8)	3,430,081	—	—	6.5%
PRIMECAP Management Company(9)	3,333,896	—	—	6.3%
Daruma Asset Management, Inc.(10)	3,237,200	—	—	6.1%
Dimensional Fund Advisors Inc.(11)	2,837,750	—	—	5.3%
Steinberg Priest & Sloane Capital Management, LLC(12)	2,800,100	—	—	5.3%
James M. Lapeyre, Jr.(13)	7,832,540	70,000	—	14.9%
Bruce S. Applebaum, Ph.D.	3,000	—	—	*
Theodore H. Elliott, Jr.(14)	11,000	167,000	—	*
Franklin Myers	12,874	60,000	—	*
Robert P. Peebler	35,340	454,861	—	*
John N. Seitz	5,000	—	—	*
Sam K. Smith	24,007	70,000	—	*
Timothy J. Probert	—	—	—	*
C. Robert Bunch	—	—	—	*
Jorge Machnizh	—	50,000	25,000	*
Brad Eastman	15,229	13,125	—	*
Bjarte Fageraas	14,168	41,250	16,180	*
Laura Guthrie	8,653	9,375	12,849	*
Larry Denver	—	—	—	*
All directors and executive officers as a group (14 Persons)	7,946,582	877,986	94,029	16.3%

*	Less than 1%

(1)	Represents shares for which the named person (a) has sole voting and investment power or (b) has shared voting and investment power. Excluded are shares that (i) are restricted stock holdings or (ii) may be acquired through stock option or warrant exercises.

(2)	Represents shares of common stock that can be acquired through stock options exercisable through June 14, 2004.

(3)	Represents shares subject to a vesting schedule, forfeiture risk and other restrictions. Although these shares are subject to forfeiture provisions, the holder has the right to vote the shares and receive dividends until they are forfeited.

(4)	Assumes shares that such person has rights to acquire are outstanding.

(5)	The address for Laitram, L.L.C. is 220 Laitram Lane, Harahan, Louisiana 70123. Mr. Lapeyre is the President and a Director of Laitram, L.L.C. Please read note 13 below. Mr. Lapeyre disclaims beneficial ownership of any shares held by Laitram, L.L.C.

(6)	The address for Royce & Associates, Inc. is 1414 Avenue of the Americas, New York, New York 10019.

(7)	The address for Barclays Global Investors, N.A. is 45 Fremont Street, San Francisco, California 94105. The shares reported are owned by Barclays Global Investors, N.A., Barclays Global Fund Advisors, Barclays Bank PLC, Barclays Capital Securities Limited and other related entities in trust accounts for the economic beneficiaries of those accounts.

(8)	The address for Morgan Stanley and Morgan Stanley & Co. Incorporated is 1585 Broadway, New York, New York 10036. Morgan Stanley is filing solely in its capacity as the parent company of and indirect owner of securities held by one of its business units.

(9)	The address for PRIMECAP Management Company is 225 S. Lake Avenue #400 Pasadena, California 91101-3005. PRIMECAP Management Company has sole voting power over only 2,039,652 of the shares of common stock.

(10)	The address for Daruma Asset Management, Inc. is 80 West 40th Street, 9th Floor, New York, New York 10018. The shares reported by Daruma Asset Management, Inc. are held by investment advisory clients whose accounts are managed by Daruma Asset Management, Inc. Mariko O. Gordon, who owns in excess of 50% of the outstanding voting stock and is the President of Daruma Asset Management, Inc., may also be considered a beneficial owner of the shares reported by Daruma Asset Management, Inc. Daruma Asset Management, Inc. has sole voting discretion over only 1,521,700 shares.

(11)	The address for Dimensional Fund Advisors Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401. The shares of common stock are held by investment companies, trusts and accounts for which Dimensional Fund Advisors Inc. serves as investment advisor. Dimensional Fund Advisors Inc. disclaims beneficial ownership of all such shares.

(12)	The address for Steinberg, Priest & Sloane Capital Management, LLC is 12 East 49th Street, New York, New York 10017. Steinberg Priest & Sloane Capital Management, LLC has sole voting power over 2,604,500 shares.

(13)	The shares of common stock include 10,500 shares over which Mr. Lapeyre holds joint voting and investment control with his wife, 33,280 shares that Mr. Lapeyre holds as a custodian or trustee for the benefit of his children and 6,941,044 shares owned by Laitram L.L.C., of which Mr. Lapeyre disclaims any beneficial interest. Please read note 5 above. These shares exclude 30,000 shares owned by Mr. Lapeyre’s wife, who exercises sole voting and investment control over those shares.

(14)	The shares of common stock include 8,000 shares owned by Mr. Elliott’s wife, of which Mr. Elliott disclaims beneficial interest.

Item 13.	Certain Relationships and Related Transactions

      On March 31, 2003, we announced that we had appointed Robert P. Peebler as our president and chief executive officer. In April 2003, we invested $3.0 million in preferred securities of EVP and its affiliated corporation in exchange for 22% of the outstanding ownership interests and 12% of the outstanding voting interests of EVP. EVP had been formed in 2001 to provide asset management services to large oil and gas companies in order to enhance the value of their oil and gas properties. Mr. Peebler had founded EVP, and served as its president and chief executive officer until he joined us in March 2003. Mr. Peebler continued to serve as the chairman of EVP and held a 23% ownership interest in EVP. Under Mr. Peebler’s employment agreement with us, Mr. Peebler was permitted to devote up to 20% of his time to EVP.

      During the second quarter of 2003, EVP failed to close two anticipated asset management agreements. After that time, EVP management subsequently re-evaluated its business model and adequacy of capital. During August 2003, the board of directors of EVP voted to liquidate EVP, since it was unable to present a clear and feasible business strategy. For that reason, we wrote our investment in EVP down to its approximate liquidation value of $1.0 million, resulting in a charge against earnings for our second quarter of 2003 of $2.1 million. Since then, Mr. Peebler offered, and we agreed, that all proceeds that Mr. Peebler receives from the liquidation of EVP will be paid to us. In December 2003, we received liquidation payments of $731,796 from EVP and $137,821 from Mr. Peebler. In March 2004, we received final liquidation payments of $98,302 from EVP and $18,513 from Mr. Peebler. These amounts were included in our estimates of EVP’s liquidation value.

      Mr. Lapeyre is the chairman and a significant equity owner of Laitram, L.L.C. (Laitram) and has served as president of Laitram and its predecessors since 1989. Laitram is a privately owned, New Orleans-based manufacturer of food processing equipment and modular conveyor belts. Mr. Lapeyre and Laitram together owned 14.9% of our outstanding common stock as of April 15, 2004.

      We acquired DigiCourse, Inc., our marine positioning products business, from Laitram in 1998 and have renamed it I/ O Marine Systems, Inc. In connection with that acquisition, we entered into a Continued Services Agreement with Laitram under which Laitram agreed to provide us certain accounting, software, manufacturing and maintenance services. Manufacturing services consist primarily of machining of parts for our marine positioning systems. The term of this agreement expired in September 2001 but we continue to operate under its terms. In addition, when we have requested, the legal staff of Laitram has advised us on certain intellectual property matters with regard to our marine positioning systems. During 2003, we paid Laitram a total of $1,174,613, which consisted of $589,195 for manufacturing services, $543,108 for rent and other facilities charges, and $42,310 for other services. For the 2002 and 2001 fiscal years, we paid Laitram a total of $1.9 million and $1.4 million, respectively, under this agreement and for these legal advisory services. In the opinion of our management, the terms of these services are fair and reasonable and as favorable to us as those which could have been obtained from unrelated third parties at the time of their performance.

      In March 2000, our board of directors established an executive “matching” program under which we issued one share of restricted stock for each share purchased by our senior executives in open-market transactions in March and April of 2000. In connection with this program, we issued 33,000 shares of restricted stock to C. Robert Bunch, a former executive officer of I/ O. Mr. Bunch funded his purchase through a loan from a commercial bank in the amount of $200,000. We guaranteed this indebtedness in 2000 and would have been liable for the entire amount outstanding under this loan if Mr. Bunch had defaulted on his obligation under the loan. Our guarantee of Mr. Bunch’s indebtedness expired by its terms in March 2003, and Mr. Bunch left our employment in May 2003.

Item 14.	Principal Accountant Fees and Services

      The following table shows the fees billed or accrued by I/ O for the audit and other services provided by PricewaterhouseCoopers LLP, our principal accounting firm, for fiscal 2003 and 2002:

	2003	2002

	(In thousands)
Audit Fees(a)	$281,410	$294,039
Audit-Related Fees(b)	97,160	91,721
Tax Fees(c)	230,642	256,565
All Other Fees	—	—

Total	$609,212	$642,325

(a)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

(b)	Audit-related fees consisted primarily of accounting consultations, employee benefit plan audits, review of registration statements and issuance of comfort letters and other attestation services not required by statute or regulation.

(c)	For fiscal 2003 and 2002, respectively, tax fees principally related to services for tax compliance (principally for U.S. federal and international returns), tax examination assistance, assistance related to the tax impact of mergers, acquisitions and divestitures on tax return preparation, and other tax advice and planning.

      Our Audit Committee Charter provides that all audit services and non-audit services must be approved by the Committee or a member of the Committee. The Audit Committee has delegated to the Chairman of the Audit Committee the authority to pre-approve audit-related and non-audit services not prohibited by law to be performed by our independent auditors and associated fees, so long as the Chairman reports any decisions to pre-approve those audit-related or non-audit services and fees to the full Audit Committee at its next regular meeting.

      All non-audit services were reviewed with the Audit Committee, which concluded that the provision of such services by PricewaterhouseCoopers LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

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

      (2) Financial Statement Schedules

The following financial statement schedule is included as part of this Annual Report on Form 10-K:

Schedule II — Valuation and Qualifying Accounts

All other schedules are omitted because they are inapplicable or the requested information is shown in the financial statements or noted therein.

      (3) Exhibits

3.1		—	Amended and Restated Certificate of Incorporation filed as Exhibit 3.1 to the Company’s Transition Report on Form 10-K for the seven months ended December 31, 2000, and incorporated herein by reference.
*3	.2	—	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated October 10, 1996.
3.3		—	Amended and Restated Bylaws filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2002, and incorporated herein by reference.
4.1		—	Form of Certificate of Designation, Preference and Rights of Series A Preferred Stock of Input/Output, Inc., filed as Exhibit 2 to the Company’s Registration Statement on Form 8-A dated January 27, 1997 (attached as Exhibit 1 to the Rights Agreement referenced in Exhibit 10.5), and incorporated herein by reference.

4.2		—	Indenture of Input/Output, Inc. dated as of December 10, 2003, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 dated January 27, 2004, and incorporated herein by reference.
**10	.1	—	Amended and Restated 1990 Stock Option Plan, filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-80299), filed with the Securities and Exchange Commission on June 9, 1999, and incorporated herein by reference.
10.2		—	Lease Agreement dated as of August 20, 2001, between NL Ventures III Stafford L.P. and Input/Output, Inc. filed as Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference.
**10	.3	—	Input/Output, Inc. Amended and Restated 1996 Non-Employee Director Stock Option Plan, filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-80299), filed with the Securities and Exchange Commission on June 9, 1999, and incorporated herein by reference.
10.4		—	Rights Agreement, dated as of January 17, 1997, by and between Input/Output, Inc. and Harris Trust and Savings Bank, as Rights Agent, including exhibits thereto, filed as Exhibit 4 to the Company’s Form 8-A dated January 27, 1997, and incorporated herein by reference.
**10	.5	—	Input/Output, Inc. Employee Stock Purchase Plan, filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (Registration No. 333-24125) filed with the Securities and Exchange Commission on March 18, 1997, and incorporated herein by reference.
10.6		—	First Amendment to Rights Agreement by and between the Company and Harris Trust and Savings Bank as Rights Agent, dated April 21, 1999, filed as Exhibit 10.3 to the Company’s Form 8-K dated April 21, 1999, and incorporated herein by reference.
*10	.7	—	Registration Rights Agreement by and among the Company and The Laitram Corporation, dated November 16, 1998.
**10	.8	—	Input/Output, Inc. 1998 Restricted Stock Plan, filed as Exhibit 4.7 to the Company’s Registration Statement on S-8 (Registration No. 333-80297), filed with the Securities and Exchange Commission on June 9, 1999, and incorporated herein by reference.
**10	.9	—	Input/Output Inc. Non-qualified Deferred Compensation Plan, filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
**10	.10	—	Amendment No. 1 to the Input/Output, Inc. Amended and Restated 1996 Non-Employee Director Stock Option Plan, dated September 13, 1999, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999, and incorporated herein by reference.
**10	.11	—	Employment Agreement by and between the Company and Bjarte Fageraas dated effective as of February 4, 2003, filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
**10	.12	—	Employment Agreement by and between the Company and Laura Guthrie dated effective as of February 4, 2003, filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
**10	.13	—	Input/Output, Inc. 2000 Restricted Stock Plan, effective as of March 13, 2000 filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2000, and incorporated herein by reference.
**10	.14	—	Input/Output, Inc. 2000 Long-Term Stock Plan, filed as Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (No. 333-49382) dated November 6, 2000 and incorporated by reference herein.
**10	.15	—	Amended and Restated 1991 Directors Stock Option Plan, filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8 on October 19, 1994, and incorporated herein by reference.
**10	.16	—	Amendment to the Amended and Restated 1991 Directors Stock Option Plan, filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1997, and incorporated herein by reference.

**10	.17	—	Amendment No. 2 to the Input/Output, Inc. Amended and Restated 1991 Director Stock Option Plan, dated September 13, 1999, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999, and incorporated herein by reference.
10.18		—	Registration Rights Agreement dated as of December 10, 2003, between Input/Output, Inc. and Morgan Stanley & Co. Incorporated, filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-3 dated January 27, 2004, and incorporated herein by reference.
**10	.19	—	Employment Agreement by and between the Company and Robert P. Peebler dated effective as of March 31, 2003, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 31, 2003, and incorporated herein by reference.
**10	.20	—	Employment Agreement by and between the Company and Jorge Machnizh dated effective as of April 23, 2003, filed as Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003, and incorporated herein by reference.
* **10	.21	—	Employment Agreement by and between the Company and J. Michael Kirksey dated effective as of January 1, 2004.
10.22		—	Share Acquisition Agreement dated February 23, 2004 filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2004, and incorporated herein by reference.
10.23		—	Registration Rights Agreement dated February 23, 2004 filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2004, and incorporated herein by reference.
10.24		—	Input/Output, Inc. Non-Employee Directors’ Retainer Plan, filed as Exhibit 4.7 to the Company’s Registration Statement on Form S-8 dated May 15, 2001 (Registration No. 333-60950), and incorporated herein by reference.
*21	.1	—	Subsidiaries of the Company.
†23	.1	—	Consent of PricewaterhouseCoopers LLP.
*24	.1	—	The Power of Attorney is set forth on the signature page hereof.
†31	.1	—	Certification of Robert P. Peebler, President and Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act.
†31	.2	—	Certification of J. Michael Kirksey, Executive Vice President and Chief Financial Officer, under Section 302 of the Sarbanes-Oxley Act.
†32	.1	—	Certification of Robert P. Peebler, President and Chief Executive Officer, pursuant to 18 U.S.C. sec. 1350.
†32	.2	—	Certification of J. Michael Kirksey, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. sec. 1350.

*	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 12, 2004.

**	Management contract or compensatory plan or arrangement.

†	Filed herewith.

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

(d) Not applicable.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-K/ A-1 (Amendment No. 1 to Form 10-K) to be signed on its behalf by the undersigned thereunto duly authorized.

Input/Output, Inc.

(Registrant)

Date: April 23, 2004

By: /s/ J. MICHAEL KIRKSEY

J. Michael Kirksey

Executive Vice President and

Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment No. 1 to the Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacities	Date

/s/ ROBERT P. PEEBLER Robert P. Peebler	President, Chief Executive Officer and Director (Principal Executive Officer)	April 23, 2004

/s/ J. MICHAEL KIRKSEY J. Michael Kirksey	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 23, 2004

/s/ MICHAEL L. MORRISON Michael L. Morrison	Controller and Director of Accounting (Principal Accounting Officer)	April 23, 2004

* James M. Lapeyre, Jr.	Chairman of the Board of Directors and Director	April 23, 2004

* Bruce S. Applebaum, Ph.D.	Director	April 23, 2004

* Theodore H. Elliott, Jr.	Director	April 23, 2004

* Franklin Myers	Director	April 23, 2004

Name	Capacities	Date

* John N. Seitz	Director	April 23, 2004

* Sam K. Smith	Director	April 23, 2004

*By: /s/ J. MICHAEL KIRKSEY J. Michael Kirksey Attorney-in-fact

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

      Revenue Recognition and Product Warranty. Revenue is derived from the sale of data acquisition systems and other seismic equipment as well as from the processing of seismic data. For the sales of data acquisition systems, the Company follows the requirements of SOP 97-2 “Software Revenue Recognition,”

INPUT/OUTPUT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and recognizes revenue when the system is delivered to the customer and risk of ownership has passed to the customer, or, in the limited case where a customer acceptance clause exists in the contract, the later of delivery or when customer acceptance is obtained. For the sales of other seismic equipment, the Company recognizes revenue when the equipment is shipped and risk of ownership has passed to the customer. For processing of seismic data, revenue is recognized at the time of delivery of the processed data to the customer.

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

      Approximately $9.7 million of the Company’s total notes receivable at December 31, 2003 related to one Russian customer. During 2003, this customer became delinquent on approximately $0.8 million of its scheduled principal and interest payments, in addition to becoming delinquent on $1.8 million of its trade receivables. In January 2004, the Company refinanced the delinquent portion of its notes and accounts receivable into a new note totaling $2.6 million, with payments due in equal installments over a twelve month period. The customer is expected to pay all of its obligations in full. Therefore, no allowance has been established for this customer.

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

      In the ordinary course of business, the Company has been named in various lawsuits. While the final resolution of these matters could have an impact on the consolidated financial results for a particular reporting period, the Company believes that the ultimate resolution of these matters will not have a material adverse impact on the financial position or liquidity of the Company.

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

INDEX TO EXHIBITS

Exhibit
Number			Description

3.1		—	Amended and Restated Certificate of Incorporation filed as Exhibit 3.1 to the Company’s Transition Report on Form 10-K for the seven months ended December 31, 2000, and incorporated herein by reference.
*3	.2	—	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated October 10, 1996.
3.3		—	Amended and Restated Bylaws filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2002, and incorporated herein by reference.
4.1		—	Form of Certificate of Designation, Preference and Rights of Series A Preferred Stock of Input/Output, Inc., filed as Exhibit 2 to the Company’s Registration Statement on Form 8-A dated January 27, 1997 (attached as Exhibit 1 to the Rights Agreement referenced in Exhibit 10.5), and incorporated herein by reference.
4.2		—	Indenture of Input/Output, Inc. dated as of December 10, 2003, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 dated January 27, 2004, and incorporated herein by reference.
**10	.1	—	Amended and Restated 1990 Stock Option Plan, filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-80299), filed with the Securities and Exchange Commission on June 9, 1999, and incorporated herein by reference.
10.2		—	Lease Agreement dated as of August 20, 2001, between NL Ventures III Stafford L.P. and Input/Output, Inc. filed as Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference.
**10	.3	—	Input/Output, Inc. Amended and Restated 1996 Non-Employee Director Stock Option Plan, filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-80299), filed with the Securities and Exchange Commission on June 9, 1999, and incorporated herein by reference.
10.4		—	Rights Agreement, dated as of January 17, 1997, by and between Input/Output, Inc. and Harris Trust and Savings Bank, as Rights Agent, including exhibits thereto, filed as Exhibit 4 to the Company’s Form 8-A dated January 27, 1997, and incorporated herein by reference.
**10	.5	—	Input/Output, Inc. Employee Stock Purchase Plan, filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (Registration No. 333-24125) filed with the Securities and Exchange Commission on March 18, 1997, and incorporated herein by reference.
10.6		—	First Amendment to Rights Agreement by and between the Company and Harris Trust and Savings Bank as Rights Agent, dated April 21, 1999, filed as Exhibit 10.3 to the Company’s Form 8-K dated April 21, 1999, and incorporated herein by reference.
*10	.7	—	Registration Rights Agreement by and among the Company and The Laitram Corporation, dated November 16, 1998.
**10	.8	—	Input/Output, Inc. 1998 Restricted Stock Plan, filed as Exhibit 4.7 to the Company’s Registration Statement on S-8 (Registration No. 333-80297), filed with the Securities and Exchange Commission on June 9, 1999, and incorporated herein by reference.
**10	.9	—	Input/Output Inc. Non-qualified Deferred Compensation Plan, filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
**10	.10	—	Amendment No. 1 to the Input/Output, Inc. Amended and Restated 1996 Non-Employee Director Stock Option Plan, dated September 13, 1999, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999, and incorporated herein by reference.
**10	.11	—	Employment Agreement by and between the Company and Bjarte Fageraas dated effective as of February 4, 2003, filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
**10	.12	—	Employment Agreement by and between the Company and Laura Guthrie dated effective as of February 4, 2003, filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

Exhibit
Number			Description

**10	.13	—	Input/Output, Inc. 2000 Restricted Stock Plan, effective as of March 13, 2000 filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2000, and incorporated herein by reference.
**10	.14	—	Input/Output, Inc. 2000 Long-Term Stock Plan, filed as Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (No. 333-49382) dated November 6, 2000 and incorporated by reference herein.
**10	.15	—	Amended and Restated 1991 Directors Stock Option Plan, filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8 on October 19, 1994, and incorporated herein by reference.
**10	.16	—	Amendment to the Amended and Restated 1991 Directors Stock Option Plan, filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1997, and incorporated herein by reference.
**10	.17	—	Amendment No. 2 to the Input/Output, Inc. Amended and Restated 1991 Director Stock Option Plan, dated September 13, 1999, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999, and incorporated herein by reference.
10.18		—	Registration Rights Agreement dated as of December 10, 2003, between Input/Output, Inc. and Morgan Stanley & Co. Incorporated, filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-3 dated January 27, 2004, and incorporated herein by reference.
**10	.19	—	Employment Agreement by and between the Company and Robert P. Peebler dated effective as of March 31, 2003, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 31, 2003, and incorporated herein by reference.
**10	.20	—	Employment Agreement by and between the Company and Jorge Machnizh dated effective as of April 23, 2003, filed as Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003, and incorporated herein by reference.
* **10	.21	—	Employment Agreement by and between the Company and J. Michael Kirksey dated effective as of January 1, 2004.
10.22		—	Share Acquisition Agreement dated February 23, 2004 filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2004, and incorporated herein by reference.
10.23		—	Registration Rights Agreement dated February 23, 2004 filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2004, and incorporated herein by reference.
10.24		—	Input/Output, Inc. Non-Employee Directors’ Retainer Plan, filed as Exhibit 4.7 to the Company’s Registration Statement on Form S-8 dated May 15, 2001 (Registration No. 333-60950), and incorporated herein by reference.
*21	.1	—	Subsidiaries of the Company.
†23	.1	—	Consent of PricewaterhouseCoopers LLP.
*24	.1	—	The Power of Attorney is set forth on the signature page hereof.
†31	.1	—	Certification of Robert P. Peebler, President and Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act.
†31	.2	—	Certification of J. Michael Kirksey, Executive Vice President and Chief Financial Officer, under Section 302 of the Sarbanes-Oxley Act.
†32	.1	—	Certification of Robert P. Peebler, President and Chief Executive Officer, pursuant to 18 U.S.C. sec. 1350.
†32	.2	—	Certification of J. Michael Kirksey, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. sec. 1350.

*	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 12, 2004.

**	Management contract or compensatory plan or arrangement.

†	Filed herewith.