Form 10-K/A
period 2003-12-31
INPUT OUTPUT INC
filed 2004-05-10
CIK 866609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A-2

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

EXPLANATORY NOTE

      This Form 10-K/A is being filed to reflect the restatement of certain previously reported information as more fully described in Note 1 of Notes to Consolidated Financial Statements contained herein. Portions of Part II, Item 6 — “Selected Consolidated Financial Data,” Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part IV, Item 15 — “Exhibits, Financial Statement Schedules, and Reports on Form 8-K” have been amended to reflect the restatement.

      As disclosed on the Form 8-K furnished to the Securities and Exchange Commission on April 29, 2004, the Company announced a previously unutilized federal income tax refund entitlement of $1.1 million for the first fiscal quarter of 2004; this refund entitlement should have been reflected in earlier periods, as more fully described below. As a consequence, the consolidated financial statements for 2003 and 2002, respectively, have been restated to give effect to a net operating loss carryback not previously considered by the Company in its analysis of net deferred tax asset valuation determined during 2002.

      In 2002, the Company did not give consideration to its ability to carryback net operating losses to prior periods to recover previously paid alternative minimum taxes. The oversight was discovered during early 2004 through the performance of a tax study. The effect of the restatement on the Company’s consolidated balance sheet was to increase deferred income taxes and decrease the accumulated deficit at both December 31, 2002 and 2003 by $1.1 million. The effect on the consolidated statement of operations for 2002 was to decrease income tax expense, net loss and net loss applicable to common shares by $1.1 million and decrease basic and diluted loss per common share by $0.02. The restatement had no impact on the previously reported statement of operations for 2003. The restatement resulted in a change to the previously announced results of operations of the Company for the three months ended March 31, 2004, reducing net earnings by $1.1 million from net income of $0.59 million, or $0.01 per share, to a net loss of $0.56 million ($0.01 per share).

      For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 12, 2004, as amended by its Form 10-K/A-1 filed on April 23, 2004, which was affected by this amendment, is hereby amended and restated in its entirety. No attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the original Form 10-K, or Form 10-K/A-1, except as required to reflect such amendments.

Part II

Item 6.	Selected Consolidated Financial Data

      The selected consolidated financial data set forth below with respect to our consolidated statements of operations for the years ended December 31, 2003, 2002 and 2001, the seven months ended December 31, 2000 and the two fiscal years ended May 31, 2000 and 1999, and with respect to our consolidated balance sheets at December 31, 2003, 2002, 2001, and 2000 and May 31, 2000 and 1999, have been derived from our audited consolidated financial statements. Our results of operations and financial condition have been affected by acquisitions of businesses and significant charges during certain periods presented, which may affect the comparability of the financial information. For a tabular presentation of significant charges, see Notes 2 and 21 of Notes to Consolidated Financial Statements. This information should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and the notes thereto included elsewhere in this Form 10-K.

				Seven Months
	Years Ended December 31,			Ended	Years Ended May 31,
				December 31,
	2003	2002	2001	2000	2000	1999

	Restated	Restated

	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$150,033	$118,583	$212,050	$78,317	$121,454	$197,415
Cost of sales	121,133	99,624	138,415	58,982	108,169	204,998
Amortization of intangibles	1,059	1,394	1,063	600	1,160	1,418

Gross profit (loss)	27,841	17,565	72,572	18,735	12,125	(9,001)

Operating expenses:
Research and development	18,696	28,756	29,442	16,051	28,625	42,782
Marketing and sales	12,566	11,218	11,657	5,506	8,757	13,010
General and administrative	16,753	19,760	19,695	8,127	21,885	74,132
Amortization of goodwill	—	—	3,873	2,157	6,732	8,529
Impairment of long-lived assets	1,120	6,274	—	—	—	14,500
Goodwill impairment	—	15,122	—	—	31,596	—

Total operating expenses	49,135	81,130	64,667	31,841	97,595	152,953

Earnings (loss) from operations	(21,294)	(63,565)	7,905	(13,106)	(85,470)	(161,954)
Interest expense	(4,087)	(3,124)	(695)	(627)	(826)	(897)
Interest income	1,903	2,280	4,685	4,583	4,930	7,981
Fair value adjustment and exchange of warrant obligation	1,757	3,252	—	—	—	—
Impairment of investment	(2,059)	—	—	—	—	—
Other income (expense)	976	(798)	574	176	1,306	(370)

Earnings (loss) before income taxes	(22,804)	(61,955)	12,469	(8,974)	(80,060)	(155,240)
Income tax expense (benefit)	348	56,770	3,128	1,332	(6,097)	(49,677)

Net earnings (loss)	(23,152)	(118,725)	9,341	(10,306)	(73,963)	(105,563)
Preferred dividend	—	947	5,632	3,051	4,557	—

Net earnings (loss) applicable to common shares	$(23,152)	$(119,672)	$3,709	$(13,357)	$(78,520)	$(105,563)

Basic earnings (loss) per common share	$(0.45)	$(2.35)	$0.07	$(0.26)	$(1.55)	$(2.17)
Weighted average number of common shares outstanding	51,237	51,015	51,166	50,840	50,716	48,540

Diluted earnings (loss) per common share	$(0.45)	$(2.35)	$0.07	$(0.26)	$(1.55)	$(2.17)
Weighted average number of diluted common shares outstanding	51,237	51,015	52,309	50,840	50,716	48,540

Balance Sheet Data (end of year):
Working capital	$133,467	$114,940	$204,600	$181,366	$183,412	$213,612
Total assets	249,204	249,594	387,335	365,633	381,769	451,748
Notes payable and current maturities of long-term debt	2,687	2,142	2,312	1,207	1,154	1,067
Long-term debt, net of current maturities	78,516	51,430	20,088	7,077	7,886	8,947
Stockholders’ equity	133,764	152,486	331,037	325,403	335,015	396,974
Other Data:
Capital expenditures	$4,587	$8,230	$9,202	$2,837	$3,077	$9,326
Depreciation and amortization	11,444	13,237	17,535	11,448	22,835	20,776

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

      In February 2004, we purchased all of the share capital of Concept, a provider of software, systems and services for towed streamer, seabed and land seismic operations based in Edinburgh, Scotland, in a privately negotiated transaction. The purchase price was approximately US$36 million cash and 1,680,000 shares of our common stock. The source of the cash component of the consideration paid was from the December 2003 sale of our convertible senior notes and general corporate funds. Under a registration rights agreement, we granted certain demand and piggyback registration rights to holders of the shares of stock issued in the acquisition transaction.

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

      Income Tax Expense: Income tax expense of $0.3 million for the year ended December 31, 2003 decreased $56.4 million compared to the corresponding period last year. Income tax expense for the year ended December 31, 2003 reflects $1.5 million of state and foreign taxes as we continue to maintain a valuation allowance for our net deferred tax assets (except for prior alternative minimum tax payments that are recoverable through the carryback of net operating losses), partially offset by federal tax refunds of $1.2 million. In the second quarter of 2002, we began to reserve for substantially all of our net deferred tax assets, which resulted in a net charge to income tax expense of $58.8 million during that period.

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

      Income Tax Expense: Income tax expense of $56.8 million for the year ended December 31, 2002 increased $53.6 million compared to the year ended December 31, 2001 due to a charge of $58.8 million in 2002 to establish an additional valuation allowance for our net deferred tax assets. In the second quarter of 2002, we began to reserve for substantially all of our net deferred tax assets.

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

      In 2002, we recorded a net charge of $58.8 million to income tax expense to establish an additional valuation allowance for substantially all of our net deferred tax assets. At December 31, 2003 and 2002, the unreserved deferred income tax asset of $1.1 million represents our prior Alternative Minimum Tax payments that are recoverable through the carryback of net operating losses. In accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes,” we established an additional valuation allowance for substantially all of our net deferred tax assets based on our cumulative operating results in the three-year period ended December 31, 2002. Our results in this period were heavily affected by industry conditions and deliberate and planned business restructuring activities in response to the prolonged downturn in the seismic equipment market, as well as heavy expenditures for research and development. Nevertheless, recent losses represented sufficient negative evidence to establish an additional valuation allowance. We have continued to reserve for substantially all of our net deferred tax assets and will continue to do so until we have sufficient evidence to warrant reversal. This valuation allowance does not affect our ability to reduce future tax expense through utilization of net operating losses.

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

•	Realization of Investments — We accounted for our investment in EVP under the cost method, where we review the investment for impairment when we estimate that the fair value of our investment has fallen below the then-current carrying amount. When we deem the decline to be other than temporary, we record an impairment charge for the difference between the investment’s carrying value and its estimated fair value at the time. Since the time of our investment, EVP failed to close two anticipated asset management agreements, which resulted in EVP’s management re-evaluating its business model and adequacy of capital. The board of directors of EVP voted to liquidate EVP, as it was unable to present a clear and feasible business strategy. As a result, we wrote our investment in EVP down to its approximate fair value of $1.0 million. This fair value represents our best estimate of the expected liquidation payout. In December 2003 we received a portion of our liquidation payment and expect to receive our final liquidation payment in the first quarter of 2004.

•	Accounts and Notes Receivable Collectibility — We consider current information and circumstances regarding our customers’ ability to repay their obligations, and consider an account or note impaired when it is probable that we will be unable to collect all amounts due. When we consider an account or note as impaired, we measure the amount of the impairment based on the present value of expected future cash flows or the fair value of collateral. We include impairment losses (recoveries) in our allowance for doubtful accounts and for loan loss through an increase (decrease) in bad debt expense. Notes receivable are collateralized by the products sold, bear interest at contractual rates up to 12.7% per year and are due at various dates through 2006. The weighted average interest rate at December 31, 2003 for our notes receivable was 7.4%. We first apply cash receipts on impaired notes to reduce the principal amount of such notes until the principal has been recovered and then we recognize additional cash receipts as interest income.

•	Inventory Obsolescence — We provide reserves for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and its estimated market value based upon assumptions about future demand for our products and market conditions. For the years ended December 31, 2003, 2002 and 2001, we recorded inventory-related charges of approximately $1.0 million, $4.3 million and $3.6 million, respectively.

•	Deferred Tax Valuation Allowance — In 2002, we established an additional valuation allowance to reserve for substantially all of our net deferred tax assets. In accordance with SFAS No. 109, we established an additional valuation allowance based on our cumulative operating results in the most recent three-year period. Our results in this period were heavily affected by both industry conditions and deliberate and planned business restructuring activities in response to the prolonged downturn in the seismic equipment market, as well as heavy expenditures on research and development of our VectorSeis technology. Nevertheless, more recent losses represented sufficient negative evidence to establish an additional valuation allowance. We will continue to reserve for substantially all of our net deferred tax assets until we have sufficient evidence to warrant reversal. This valuation allowance does not affect our ability to reduce future tax expense through utilization of net operating losses.

•	Stock-Based Compensation — We have elected to continue to follow the intrinsic value method of accounting for equity-based compensation as prescribed by APB Opinion No. 25. If we had adopted SFAS No. 123, net earnings (loss), basic earnings (loss) per share and diluted earnings (loss) per share for the periods presented would have been reduced (increased) as follows (in thousands, except per share amounts):

	Years Ended December 31,

	2003	2002	2001

Net loss applicable to common shares	$(23,152)	$(119,672)	$3,709
Add: Stock-based employee compensation expense included in reported earnings (loss) applicable to common shares	(222)	417	246
Deduct: Stock-based employee compensation expense determined under fair value methods for all awards	$(2,463)	$(3,531)	$(4,244)

Pro forma net loss	$(25,837)	$(122,786)	$(289)

Basic and diluted earnings (loss) per common share — as reported	$(0.45)	$(2.35)	$0.07

Pro forma basic and diluted loss per common share	$(0.50)	$(2.41)	$(0.01)

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

      In November 2002, the FASB issued Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others: an Interpretation of FASB Statements No. 5, 67, and 107 and Rescission of FASB Interpretation No. 34.” FIN No. 45 clarifies the requirements of FASB No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Our adoption of FIN No. 45 did not have an impact on our results of operations or financial position.

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

      During the second quarter of 2003, EVP failed to close two anticipated asset management agreements, which resulted in EVP’s management re-evaluating its business model and adequacy of capital. During August 2003, the board of directors of EVP voted to liquidate the company. For that reason, we wrote our investment in EVP down to its approximate liquidation value of $1.0 million, resulting in a charge against earnings in 2003 of $2.1 million. In December 2003, we received a portion of our final liquidation payment of $0.7 million and expect to receive our final liquidation payment of $0.1 million in the first quarter of 2004. Mr. Peebler offered, and we agreed, that all proceeds Mr. Peebler receives from the liquidation of EVP will be paid by him to us. In December 2003, we received $0.1 million from Mr. Peebler, and this amount has been included in our estimate of our liquidation value in EVP. See Item 11. — “Executive Compensation — Compensation Committee Interlocks and Insider Participation,” of our Form 10-K/A-1 for the year ended December 31, 2003.

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

      Factors affecting the prices of oil and gas include:

•	level of demand for oil and gas;

•	worldwide political, military and economic conditions, including the ability of the Organization of Petroleum Exporting Countries (OPEC) to set and maintain production levels and prices for oil

•	level of oil and gas production;

•	government policies regarding the exploration for, and production and development of, oil and gas reserves in their jurisdictions; and

•	global weather conditions.

      The markets for oil and gas historically have been volatile and are likely to continue to be so in the future.

We have a history of operating losses and we may have losses in the future.

      As of and for the year December 31, 2003, we had:

•	an accumulated deficit of approximately $158.5 million; and

•	incurred an operating loss of $21.3 million and net loss of $23.2 million.

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

      (2) Financial Statement Schedules

The following financial statement schedule is included as part of this Annual Report on Form 10-K:

Schedule II — Valuation and Qualifying Accounts

All other schedules are omitted because they are inapplicable or the requested information is shown in the financial statements or noted therein.

      (3) Exhibits

3.1		—	Amended and Restated Certificate of Incorporation filed as Exhibit 3.1 to the Company’s Transition Report on Form 10-K for the seven months ended December 31, 2000, and incorporated herein by reference.
*3	.2	—	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated October 10, 1996.
3.3		—	Amended and Restated Bylaws filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2002, and incorporated herein by reference.
4.1		—	Form of Certificate of Designation, Preference and Rights of Series A Preferred Stock of Input/Output, Inc., filed as Exhibit 2 to the Company’s Registration Statement on Form 8-A dated January 27, 1997 (attached as Exhibit 1 to the Rights Agreement referenced in Exhibit 10.4), and incorporated herein by reference. The Rights Agreement and First Amendment to Rights Agreement are incorporated by reference herein as Exhibits 10.4 and 10.6 hereof.
4.2		—	Indenture of Input/Output, Inc. dated as of December 10, 2003, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 dated January 27, 2004, and incorporated herein by reference.
**10	.1	—	Amended and Restated 1990 Stock Option Plan, filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-80299), filed with the Securities and Exchange Commission on June 9, 1999, and incorporated herein by reference.
10.2		—	Lease Agreement dated as of August 20, 2001, between NL Ventures III Stafford L.P. and Input/Output, Inc. filed as Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference.
**10	.3	—	Input/Output, Inc. Amended and Restated 1996 Non-Employee Director Stock Option Plan, filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-80299), filed with the Securities and Exchange Commission on June 9, 1999, and incorporated herein by reference.
10.4		—	Rights Agreement, dated as of January 17, 1997, by and between Input/Output, Inc. and Harris Trust and Savings Bank, as Rights Agent, including exhibits thereto, filed as Exhibit 4 to the Company’s Form 8-A dated January 27, 1997, and incorporated herein by reference.
**10	.5	—	Input/Output, Inc. Employee Stock Purchase Plan, filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (Registration No. 333-24125) filed with the Securities and Exchange Commission on March 18, 1997, and incorporated herein by reference.

10.6		—	First Amendment to Rights Agreement by and between the Company and Harris Trust and Savings Bank as Rights Agent, dated April 21, 1999, filed as Exhibit 10.3 to the Company’s Form 8-K dated April 21, 1999, and incorporated herein by reference.
*10	.7	—	Registration Rights Agreement by and among the Company and The Laitram Corporation, dated November 16, 1998.
**10	.8	—	Input/Output, Inc. 1998 Restricted Stock Plan, filed as Exhibit 4.7 to the Company’s Registration Statement on S-8 (Registration No. 333-80297), filed with the Securities and Exchange Commission on June 9, 1999, and incorporated herein by reference.
**10	.9	—	Input/Output Inc. Non-qualified Deferred Compensation Plan, filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
**10	.10	—	Amendment No. 1 to the Input/Output, Inc. Amended and Restated 1996 Non-Employee Director Stock Option Plan, dated September 13, 1999, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999, and incorporated herein by reference.
**10	.11	—	Employment Agreement by and between the Company and Bjarte Fageraas dated effective as of February 4, 2003, filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
**10	.12	—	Employment Agreement by and between the Company and Laura Guthrie dated effective as of February 4, 2003, filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
**10	.13	—	Input/Output, Inc. 2000 Restricted Stock Plan, effective as of March 13, 2000 filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2000, and incorporated herein by reference.
**10	.14	—	Input/Output, Inc. 2000 Long-Term Stock Plan, filed as Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (No. 333-49382) dated November 6, 2000 and incorporated by reference herein.
**10	.15	—	Amended and Restated 1991 Directors Stock Option Plan, filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8 on October 19, 1994, and incorporated herein by reference.
**10	.16	—	Amendment to the Amended and Restated 1991 Directors Stock Option Plan, filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1997, and incorporated herein by reference.
**10	.17	—	Amendment No. 2 to the Input/Output, Inc. Amended and Restated 1991 Director Stock Option Plan, dated September 13, 1999, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999, and incorporated herein by reference.
10.18		—	Registration Rights Agreement dated as of December 10, 2003, between Input/Output, Inc. and Morgan Stanley & Co. Incorporated, filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-3 dated January 27, 2004, and incorporated herein by reference.
**10	.19	—	Employment Agreement by and between the Company and Robert P. Peebler dated effective as of March 31, 2003, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 31, 2003, and incorporated herein by reference.
**10	.20	—	Employment Agreement by and between the Company and Jorge Machnizh dated effective as of April 23, 2003, filed as Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003, and incorporated herein by reference.
* **10	.21	—	Employment Agreement by and between the Company and J. Michael Kirksey dated effective as of January 1, 2004.
10.22		—	Share Acquisition Agreement dated February 23, 2004 filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2004, and incorporated herein by reference.
10.23		—	Registration Rights Agreement dated February 23, 2004 filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2004, and incorporated herein by reference.
10.24		—	Input/Output, Inc. Non-Employee Directors’ Retainer Plan, filed as Exhibit 4.7 to the Company’s Registration Statement on Form S-8 dated May 15, 2001 (Registration No. 333-60950), and incorporated herein by reference.
*21	.1	—	Subsidiaries of the Company.

†23	.1	—	Consent of PricewaterhouseCoopers LLP.
*24	.1	—	The Power of Attorney is set forth on the signature page.
†31	.1	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15(d)-14(a).
†31	.2	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15(d)-14(a).
†32	.1	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.
†32	.2	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

*	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 12, 2004.

**	Management contract or compensatory plan or arrangement.

†	Filed herewith.

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

(d) Not applicable.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-K/ A-2 (Amendment No. 2 to Form 10-K) to be signed on its behalf by the undersigned thereunto duly authorized.

Input/Output, Inc.
(Registrant)

Date: May 10, 2004

By: /s/ J. MICHAEL KIRKSEY

J. Michael Kirksey
Executive Vice President and
Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment No. 2 to the Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacities	Date

/s/ ROBERT P. PEEBLER Robert P. Peebler	President, Chief Executive Officer and Director (Principal Executive Officer)	May 10, 2004

/s/ J. MICHAEL KIRKSEY J. Michael Kirksey	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	May 10, 2004

/s/ MICHAEL L. MORRISON Michael L. Morrison	Controller and Director of Accounting (Principal Accounting Officer)	May 10, 2004

* James M. Lapeyre, Jr.	Chairman of the Board of Directors and Director	May 10, 2004

* Bruce S. Applebaum	Director	May 10, 2004

* Theodore H. Elliott, Jr.	Director	May 10, 2004

* Franklin Myers	Director	May 10, 2004

* John N. Seitz	Director	May 10, 2004

* Sam K. Smith	Director	May 10, 2004

*By: /s/ J. MICHAEL KIRKSEY J. Michael Kirksey Attorney-in-fact

INPUT/ OUTPUT, INC. AND SUBSIDIARIES

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and

Stockholders of Input/Output, Inc.:

      In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Input/Output, Inc. and its subsidiaries (the “Company”) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 to the consolidated financial statements, in 2002, the Company changed its method of accounting for goodwill as a result of adopting the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.”

      As discussed in Note 1, the Company has restated its consolidated balance sheets as of December 31, 2003 and 2002 and its consolidated statement of operations for the year ended December 31, 2002.

/s/ PRICEWATERHOUSECOOPERS LLP

Houston, Texas

February 27, 2004, except as to the paragraph titled “Restatement” in Note 1, which is as of May 10, 2004

INPUT/ OUTPUT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(In thousands, except
	share data)

	Restated
ASSETS
Current assets:
Cash and cash equivalents	$59,507	$76,218
Restricted cash	1,127	1,173
Accounts receivable, net	34,270	18,745
Current portion notes receivable, net	14,420	6,137
Inventories	53,551	50,010
Prepaid expenses and other current assets	3,703	3,136

Total current assets	166,578	155,419
Notes receivable	6,409	12,057
Net assets held for sale	3,331	—
Property, plant and equipment, net	27,607	39,255
Deferred income taxes	1,149	1,149
Goodwill, net	35,025	33,758
Other assets, net	9,105	7,956

Total assets	$249,204	$249,594

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable and current maturities of long-term debt	$2,687	$2,142
Accounts payable	14,591	18,927
Accrued expenses	15,833	17,210
Warrant obligation	—	2,200

Total current liabilities	33,111	40,479
Long-term debt, net of current maturities	78,516	51,430
Other long-term liabilities	3,813	5,199
Commitments and contingencies (Notes 18 and 22)
Stockholders’ equity:
Common stock, $.01 par value; authorized 100,000,000 shares; outstanding 51,390,334 shares at December 31, 2003 and 51,078,939 shares at December 31, 2002, net of treasury stock	522	519
Additional paid-in capital	296,663	296,002
Accumulated deficit	(158,537)	(135,385)
Accumulated other comprehensive earnings (loss)	1,292	(2,380)
Treasury stock, at cost, 777,423 shares at December 31, 2003 and 783,298 shares at December 31, 2002	(5,826)	(5,929)
Unamortized restricted stock compensation	(350)	(341)

Total stockholders’ equity	133,764	152,486

Total liabilities and stockholders’ equity	$249,204	$249,594

See accompanying Notes to Consolidated Financial Statements.

INPUT/ OUTPUT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2003	2002	2001

		Restated

	(In thousands, except share and per share data)
Net sales	$150,033	$118,583	$212,050
Cost of sales	121,133	99,624	138,415
Amortization of intangibles	1,059	1,394	1,063

Gross profit	27,841	17,565	72,572

Operating expenses:
Research and development	18,696	28,756	29,442
Marketing and sales	12,566	11,218	11,657
General and administrative	16,753	19,760	19,695
Amortization of goodwill	—	—	3,873
Impairment of long-lived assets	1,120	6,274	—
Goodwill impairment	—	15,122	—

Total operating expenses	49,135	81,130	64,667

Earnings (loss) from operations	(21,294)	(63,565)	7,905
Interest expense	(4,087)	(3,124)	(695)
Interest income	1,903	2,280	4,685
Fair value adjustment and exchange of warrant obligation	1,757	3,252	—
Impairment of investment	(2,059)	—	—
Other income (expense)	976	(798)	574

Earnings (loss) before income taxes	(22,804)	(61,955)	12,469
Income tax expense	348	56,770	3,128

Net earnings (loss)	(23,152)	(118,725)	9,341
Preferred dividend	—	947	5,632

Net earnings (loss) applicable to common shares	$(23,152)	$(119,672)	$3,709

Basic earnings (loss) per common share	$(0.45)	$(2.35)	$0.07

Weighted average number of common shares outstanding	51,236,771	51,014,505	51,166,026

Diluted earnings (loss) per common share	$(0.45)	$(2.35)	$0.07

Weighted average number of diluted common shares outstanding	51,236,771	51,014,505	52,308,578

See accompanying Notes to Consolidated Financial Statements.

INPUT/ OUTPUT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2003	2002	2001

		Restated

	(In thousands)
Cash flows from operating activities:
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operating activities:
Net earnings (loss)	$(23,152)	$(118,725)	$9,341
Depreciation and amortization	11,444	13,237	17,535
Fair value adjustment and exchange of warrant obligation	(1,757)	(3,252)	—
Impairment of long-lived assets	1,120	6,274	—
Goodwill impairment	—	15,122	—
Write-down of rental equipment	2,500	—	—
Impairment of investment in Energy Virtual Partners, Inc.	2,059	—	—
Amortization of restricted stock and other stock compensation	(222)	417	246
Deferred income tax	—	58,843	(976)
Bad debt expense	569	2,701	1,959
(Gain) loss on disposal of fixed assets	(291)	930	372
Change in operating assets and liabilities:
Accounts and notes receivable	(17,059)	14,338	(7,867)
Inventories	(4,877)	19,423	1,143
Accounts payable and accrued expenses	(7,529)	2,875	(3,728)
Other assets and liabilities	4,125	1,469	(444)

Net cash (used in) provided by operating activities	(33,070)	13,652	17,581

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,587)	(8,230)	(9,202)
Proceeds from the sale of fixed assets	490	—	—
Business acquisition	—	(3,151)	(7,608)
Cash of acquired business	—	501	2,032
Contingent consideration paid to former shareholders of AXIS Geophysics, Inc.	(1,267)	—	—
Investment in Energy Virtual Partners, Inc.	(3,036)	—	—
Liquidation of Energy Virtual Partners, Inc.	869	—	—

Net cash used in investing activities	(7,531)	(10,880)	(14,778)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt	56,550	—	18,837
Payments on notes payable and long-term debt	(34,237)	(2,550)	(9,409)
Deposit to secure a letter of credit	(1,500)	—	—
Payments of preferred dividends	—	(411)	(550)
Purchase of treasury stock	(81)	(160)	(4,032)
Proceeds from exercise of stock options	—	992	2,007
Proceeds from issuance of common stock	470	823	768
Payments to repurchase preferred stock	—	(30,000)	—

Net cash provided by (used in) financing activities	21,202	(31,306)	7,621

Effect of change in foreign currency exchange rates on cash and cash equivalents	2,688	3,385	(1,079)

Net (decrease) increase in cash and cash equivalents	(16,711)	(25,149)	9,345
Cash and cash equivalents at beginning of period	76,218	101,367	92,022

Cash and cash equivalents at end of period	$59,507	$76,218	$101,367

See accompanying Notes to Consolidated Financial Statements.

INPUT/ OUTPUT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE EARNINGS (LOSS)
Years Ended December 31, 2003, 2002 and 2001

	Cumulative
	Convertible						Accumulated		Unamortized
	Preferred Stock		Common Stock		Additional		Other		Restricted	Total
					Paid-in	Accumulated	Comprehensive	Treasury	Stock	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Earnings (Loss)	Stock	Compensation	Equity

					(In thousands, except share data)
Balance at January 1, 2001	55,000	$1	50,936,420	$512	$352,294	$(19,422)	$(5,353)	$(1,737)	$(892)	$325,403
Comprehensive earnings:
Net earnings	—	—	—	—	—	9,341	—	—	—	9,341
Other comprehensive loss:
Translation adjustment	—	—	—	—	—	—	(2,146)	—	—	(2,146)

Total comprehensive earnings										7,195
Amortization of restricted stock compensation	—	—	—	—	—	—	—	—	246	246
Purchase treasury stock	—	—	(499,798)	—	—	—	—	(4,032)	—	(4,032)
Preferred dividend	—	—	—	—	5,082	(5,632)	—	—	—	(550)
Exercise of stock options	—	—	326,921	4	2,003	—	—	—	—	2,007
Issuance of stock for the Employee Stock Purchase Plan	—	—	102,186	—	768	—	—	—	—	768

Balance at December 31, 2001	55,000	1	50,865,729	516	360,147	(15,713)	(7,499)	(5,769)	(646)	331,037
Comprehensive loss:
Net loss, as previously reported	—	—	—	—	—	(119,874)	—	—	—	(119,874)
Adjustment (Note 1)						1,149				1,149

Net loss, as restated						(118,725)				(118,725)
Other comprehensive earnings:
Translation adjustment	—	—	—	—	—	—	5,119	—	—	5,119

Total comprehensive loss										(113,606)
Amortization of restricted stock compensation	—	—	—	—	—	—	—	—	417	417
Issuance of restricted stock award	—	—	28,450	—	270	—	—	—	(270)	—
Cancellation of restricted stock award	—	—	(20,000)	—	(158)	—	—	—	158	—
Purchase treasury stock	—	—	(40,000)	—	—	—	—	(160)	—	(160)
Preferred dividend	—	—	—	—	—	(947)	—	—	—	(947)
Repurchase and exchange of preferred stock	(55,000)	(1)	—	—	(66,069)	—	—	—	—	(66,070)
Exercise of stock options	—	—	126,884	2	990	—	—	—	—	992
Issuance of stock for the Employee Stock Purchase Plan	—	—	117,876	1	822	—	—	—	—	823

Balance at December 31, 2002	—	—	51,078,939	519	296,002	(135,385)	(2,380)	(5,929)	(341)	152,486
Comprehensive loss:
Net loss	—	—	—	—	—	(23,152)	—	—	—	(23,152)
Other comprehensive earnings:
Translation adjustment	—	—	—	—	—	—	3,672	—	—	3,672

Total comprehensive loss										(19,480)
Amortization of restricted stock compensation	—	—	—	—	—	—	—	—	498	498
Issuance of restricted stock award	—	—	260,038	2	1,047	—	—	—	(1,049)	—
Cancellation of restricted stock award	—	—	(206,640)	(2)	(1,259)	—	—	—	542	(719)
Purchase treasury stock	—	—	(16,939)	—	—	—	—	(81)	—	(81)
Exchange of warrant obligation	—	—	125,000	1	441	—	—	—	—	442
Issuance of stock for the Employee Stock Purchase Plan	—	—	127,122	2	468	—	—	—	—	470
Issuance of treasury stock	—	—	22,814	—	(36)	—	—	184	—	148

Balance at December 31, 2003	—	$—	51,390,334	$522	$296,663	$(158,537)	$1,292	$(5,826)	$(350)	$133,764

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

      Restatement: The consolidated financial statements for 2003 and 2002, respectively, have been restated to give effect to a net operating loss carryback not previously considered by the Company in its analysis of the net deferred tax asset valuation allowance determined during 2002. In 2002, the Company did not give consideration to its ability to carryback net operating losses to prior periods to recover previously paid alternative minimum taxes. This oversight was discovered during early 2004 through the performance of a tax study. The effect of the restatement on the Company’s consolidated balance sheet was to increase deferred income taxes and decrease the accumulated deficit at both December 31, 2002 and 2003 by $1.1 million. The effect on the consolidated statement of operations for 2002 was to decrease income tax expense, net loss and net loss applicable to common shares by $1.1 million, and decrease basic and diluted loss per common share by $0.02. The restatement had no impact on the previously reported statement of operations for 2003.

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

INPUT/OUTPUT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

INPUT/OUTPUT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Revenue Recognition and Product Warranty. Revenue is derived from the sale of data acquisition systems and other seismic equipment as well as from the processing of seismic data. For the sales of data acquisition systems, the Company follows the requirements of SOP 97-2 “Software Revenue Recognition,” and recognizes revenue when the system is delivered to the customer and risk of ownership has passed to the customer, or, in the limited case where a customer acceptance clause exists in the contract, the later of delivery or when customer acceptance is obtained. For the sales of other seismic equipment, the Company recognizes revenue when the equipment is shipped and risk of ownership has passed to the customer. For processing of seismic data, revenue is recognized at the time of delivery of the processed data to the customer.

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

      Income Taxes. Income taxes are accounted for under the liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company reserves for substantially all of its net deferred tax assets and will continue to reserve for substantially all net deferred tax assets until there is sufficient evidence to warrant reversal (see Note 17 of Notes to Consolidated Financial Statements). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

INPUT/OUTPUT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Years Ended December 31,

	2003	2002	2001

		Restated
Net earnings (loss) applicable to common shares	$(23,152)	$(119,672)	$3,709
Weighted average number of common shares outstanding	51,236,771	51,014,505	51,166,026
Effect of dilutive stock options	—	—	1,142,552

Weighted average number of diluted common shares outstanding	51,236,771	51,014,505	52,308,578

Basic earnings (loss) per common share	$(0.45)	$(2.35)	$0.07

Diluted earnings (loss) per common share	$(0.45)	$(2.35)	$0.07

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

INPUT/OUTPUT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Years Ended December 31,

	2003	2002	2001

		Restated
Net earnings (loss) applicable to common shares	$(23,152)	$(119,672)	$3,709
Add: Stock-based employee compensation expense included in reported net earnings (loss) applicable to common shares	(222)	417	246
Deduct: Stock-based employee compensation expense determined under fair value methods for all awards	$(2,463)	$(3,531)	$(4,244)

Pro forma net loss	$(25,837)	$(122,786)	$(289)

Basic and diluted earnings (loss) per common share — as reported	$(0.45)	$(2.35)	$0.07

Pro forma basic and diluted loss per common share	$(0.50)	$(2.41)	$(0.01)

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

INPUT/OUTPUT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, and the Company has adopted them for 2003. For all exit and disposal activities initiated on or before December 31, 2002, the Company has continued to follow EITF No. 94-3.

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

INPUT/OUTPUT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

INPUT/OUTPUT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

INPUT/OUTPUT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In 2002, the Company began the process of vacating its Alvin, Texas and Norwich, U.K. manufacturing facilities. Due to the planned closures, the Company performed an impairment test in accordance with SFAS No. 144. As a result of the impairment tests, the Alvin facility, leasehold improvements of the Norwich geophone stringing facility and certain related manufacturing equipment were considered impaired and the Company recorded impairment charges of approximately $6.3 million in 2002. The method of determining their fair values was based upon quoted market prices for the facility and operating cash flows during the interim period prior to closure for the equipment and leasehold improvements. The Company had planned to dispose of the Alvin facility and related equipment by sale. In 2003, the Company assigned its right under the Norwich lease to a third party. In July 2003, the Company completed its closure of the Alvin facility, reclassifying the facility and related land as “Held for Sale” (see Note 3 of Notes to Consolidated Financial Statements) and as of December 31, 2003 the Company is actively marketing the facility for sale.

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

INPUT/OUTPUT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      As part of the Company’s business plan, the Company is increasing the use of contract manufacturers as an alternative to in-house manufacturing. Under a few of the Company’s outsourcing arrangements, its manufacturing outsourcers first utilize the Company’s on-hand inventory, then directly purchase inventory at agreed-upon quantities and lead times in order to meet the Company’s scheduled deliveries. If demand proves to be less than the Company originally forecasted (therefore allowing the Company to cancel its committed purchase orders with its manufacturing outsourcer), its outsourcer has the right to require the Company to purchase inventory which it had purchased on the Company’s behalf. However, since the Company now typically issues purchase orders to its outsourcers based upon its short-term forecast (usually three months or less), the Company has reduced the risk that it may be required to purchase inventory that it may never utilize.

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

INPUT/OUTPUT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

INPUT/OUTPUT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Total depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $10.3 million, $11.8 million and $12.5 million, respectively. At December 31, 2003, there was $20.3 million of land and buildings, less accumulated depreciation of $7.7 million, which are recorded pursuant to a twelve-year non-cancelable lease agreement (see Note 13 of Notes to Consolidated Financial Statements) and are being depreciated over the twelve-year lease term.

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

INPUT/OUTPUT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of the changes in the carrying amount of goodwill for the year ended December 31, 2003 and 2002:

	Land	Marine	Processing
	Division	Division	Division	Total

Balance as of January 1, 2002	$18,939	$26,645	$—	$45,584
Goodwill acquired during the year	—	—	3,296	3,296
Impairment losses	(15,122)	—	—	(15,122)

Balance as of December 31, 2002	3,817	26,645	3,296	33,758
Goodwill acquired during the year	—	—	1,267	1,267

Balance as of December 31, 2003	$3,817	$26,645	$4,563	$35,025

      The following is a reconciliation of reported net income to adjusted net income subsequent to the adoption of SFAS No. 142 (in thousands):

	Years Ended December 31,

	2003	2002	2001

		Restated
Reported net earnings (loss) applicable to common shares	$(23,152)	$(119,672)	$3,709
Elimination of goodwill amortization	—	—	3,873

Adjusted net earnings (loss) applicable to common shares	$(23,152)	$(119,672)	$7,582

Basic and diluted earnings (loss) per common share — as reported	$(0.45)	$(2.35)	$0.07

Adjusted basic and diluted earnings (loss) per common share	$(0.45)	$(2.35)	$0.15

(11)	Intangible Assets

      A summary of intangible assets, included in other assets, net, is as follows (in thousands):

	As of December 31, 2003			As of December 31, 2002

	Gross	Accumulated		Gross	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Proprietary technology	$7,317	$(6,571)	$746	$7,317	$(5,832)	$1,485
Patents	3,789	(1,688)	2,101	3,789	(890)	2,899
Customer list	300	(103)	197	300	(63)	237
Non-compete agreements	300	(300)	—	300	(266)	34

Total	$11,706	$(8,662)	$3,044	$11,706	$(7,051)	$4,655

INPUT/OUTPUT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

INPUT/OUTPUT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In August 2001, the Company sold its corporate headquarters and manufacturing facility located in Stafford, Texas for $21.0 million. Simultaneous to the sale, the Company entered into a non-cancelable lease with the purchaser of the property. The lease has a twelve-year term with three consecutive options to extend the lease for five years each. The Company has no purchase option pursuant to the lease. As a result of the lease terms, the commitment was recorded as a twelve-year $21.0 million lease obligation with an implicit interest rate of 9.1%. The unpaid balance at December 31, 2003 was $18.8 million. The Company paid $1.7 million in commissions and professional fees, which have been recorded as deferred financing costs and are being amortized over the twelve-year term of the obligation. At June 30, 2003, the Company failed to meet the tangible net worth requirement under this lease. Therefore, in the third quarter of 2003, the Company provided a letter of credit to the landlord of the property in the amount of $1.5 million. To secure the issuance of the letter of credit, the Company was required to deposit $1.5 million with the issuing bank. This letter of credit will remain outstanding until the Company is back in compliance with the tangible net worth requirement for eight consecutive quarters, or until the expiration of the eighth year of the lease, which is in 2009. The deposit has been classified as a long-term other asset.

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

INPUT/OUTPUT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

INPUT/OUTPUT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

INPUT/OUTPUT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

INPUT/OUTPUT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Years Ended December 31,

	2003	2002	2001

Net sales:
Land Imaging	$108,545	$63,032	$162,256
Marine Imaging	35,694	53,357	49,794
Processing	5,794	2,194	—

	$150,033	$118,583	$212,050

INPUT/OUTPUT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,

	2003	2002	2001

Earnings (loss) from operations
Land Imaging	$(2,568)	$(46,450)	$13,718
Marine Imaging	(778)	6,878	5,662
Processing	977	(938)	—
Corporate	(18,925)	(23,055)	(11,475)

	$(21,294)	$(63,565)	$7,905

Depreciation and amortization
Land Imaging	$4,222	$7,260	$8,685
Marine Imaging	2,891	1,701	3,537
Processing	689	417	—
Corporate	3,642	3,859	5,313

	$11,444	$13,237	$17,535

	December 31,	December 31,
	2003	2002

	Restated
Total assets:
Land Imaging	$99,174	$96,754
Marine Imaging	63,123	62,359
Processing	8,133	7,203
Corporate	78,774	83,278

	$249,204	$249,594

Total assets by geographic area:
North America	$216,761	$206,789
Europe	26,842	41,679
Middle East	5,601	1,126

	$249,204	$249,594

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

      Net sales to individual customers representing 10% or more of net sales were as follows:

	Years Ended
	December 31,

Customer	2003	2002	2001

A	3%	11%	37%
B	4%	10%	1%
C	28%	3%	2%

(17)	Income Taxes

      Components of income taxes follows (in thousands):

	Years Ended December 31,

	2003	2002	2001

		Restated
Federal	$(1,968)	$8	$(1,116)
Foreign	1,914	(2,484)	4,917
State and local	402	403	303
Deferred	—	58,843	(976)

Total income tax expense	$348	$56,770	$3,128

INPUT/OUTPUT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation of the expected income tax expense on earnings (loss) before income taxes using the statutory Federal income tax rate of 35% for the years ended December 31, 2003, 2002 and 2001 to income tax expense is as follows (in thousands):

	Years Ended December 31,

	2003	2002	2001

		Restated
Expected income tax (benefit) expense at 35%	$(8,012)	$(21,684)	$4,365
Foreign taxes, net	(1,487)	(1,547)	1,729
State and local taxes	261	262	197
Return to provision	5,106	(5,221)	—
Deferred tax asset valuation allowance	4,289	84,719	(3,991)
Nondeductible amortization	165	266	979
Other	26	(25)	(151)

Total income tax expense	$348	$56,770	$3,128

      The tax effects of the cumulative temporary differences resulting in the net deferred income tax asset (liability) are as follows (in thousands):

	December 31,	December 31,
	2003	2002

Current deferred:
Deferred income tax assets:
Accrued expenses	$767	$1,790
Allowance accounts	5,786	12,279
Inventory	397	512

Total current deferred income tax asset	6,950	14,581
Valuation allowance	(6,950)	(14,581)

Net current deferred income tax asset	$—	$—

	December 31,	December 31,
	2003	2002

	Restated
Noncurrent deferred:
Deferred income tax assets:
Basis in identified intangibles	$10,372	$12,239
Net operating loss carryforward	53,574	50,890
Basis in research and development	29,908	20,620
Alternative minimum tax credit	1,336	1,336
Other	1,664	1,504

Total deferred income tax asset	96,854	86,589
Valuation allowance	(94,922)	(83,002)

Net non-current deferred income tax asset	1,932	3,587

INPUT/OUTPUT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,	December 31,
	2003	2002

	Restated
Deferred income tax liabilities:
Basis in property, plant and equipment	(783)	(2,438)

Net non-current deferred income tax asset	$1,149	$1,149

      In 2002, the Company recorded an additional valuation allowance resulting in a charge of $58.8 million. Subsequent to that date the Company has continued to record a valuation allowance for substantially all of its net deferred tax assets, which are primarily net operating loss carryforwards. The Company currently does not recognize a benefit from net operating losses. The establishment of this valuation allowance does not affect the Company’s ability to reduce future tax expense through utilization of prior years net operating losses. At December 31, 2003 and 2002, the unreserved deferred income tax asset of $1.1 million represents the Company’s prior Alternative Minimum Tax payments that are recoverable through the carryback of net operating losses.

      The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” which places primary importance on the Company’s cumulative operating results in the most recent three-year period when assessing the need for a valuation allowance. The Company’s results for those periods were heavily affected by both industry conditions, and deliberate and planned business restructuring activities in response to the prolonged downturn in the seismic equipment market, as well as heavy expenditures on research and development. Nevertheless, recent losses represented sufficient negative evidence to establish an additional valuation allowance. The Company has continued to reserve for substantially all of its net deferred tax assets and will continue until there is sufficient evidence to warrant reversal. At December 31, 2003, the Company had net operating loss carry-forwards of $153 million, which expire over the next 16 to 20 years.

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

INPUT/OUTPUT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Directors Plan. The Company had also adopted a non-qualified, unfunded outside directors’ retirement plan. The plan provides for certain compensation to become payable on the participants’ death, retirement or total disability as set forth in the plan. The consolidated financial statements include pension expense of $0, $0.2 million and $0 for the years ended December 31, 2003, 2002 and 2001, respectively. All benefits under this plan have previously been frozen.

(20)	Selected Quarterly Information — (Unaudited)

      A summary of selected quarterly information is as follows (in thousands, except per share amounts):

	Three Months Ended

Year Ended December 31, 2003	March 31	June 30	September 30	December 31

Net sales	$41,177	$34,562	$30,307	$43,987
Gross profit	8,457	2,974	5,219	11,191
Earnings (loss) from operations	(5,057)	(10,368)	(6,613)	744
Interest expense	(1,345)	(843)	(954)	(945)
Interest and other income	840	976	785	278

INPUT/OUTPUT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended

Year Ended December 31, 2003	March 31	June 30	September 30	December 31

Fair value adjustment and exchange of warrant obligation	871	(1,712)	1,829	769
Impairment of investment	—	(2,036)	—	(23)
Income tax expense (benefit)	588	(297)	(133)	190
Net earnings (loss) applicable to common shares	$(5,279)	$(13,686)	$(4,820)	$633

Basic loss per share	$(0.10)	$(0.27)	$(0.09)	$0.01

Diluted loss per share	$(0.10)	$(0.27)	$(0.09)	$0.01

	Three Months Ended

Year Ended December 31, 2002	March 31	June 30	September 30	December 31

		Restated
Net sales	$30,213	$22,850	$28,539	$36,981
Gross profit	6,645	2,164	3,402	5,354
Loss from operations	(7,533)	(13,987)	(32,331)	(9,714)
Interest expense	(35)	(461)	(1,247)	(1,381)
Interest and other income (expense)	355	546	(10)	591
Fair value adjustment of warrant obligation	—	—	2,345	907
Income tax expense (benefit)	(2,671)	62,362	157	(3,078)
Net loss applicable to common shares	$(5,997)	$(77,743)	$(29,413)	$(6,519)

Basic loss per share	$(.12)	$(1.53)	$(.58)	$(.13)

Diluted loss per share	$(.12)	$(1.53)	$(.58)	$(.13)

      As discussed in Note 1, the Company has restated the consolidated financial statements for 2003 and 2002, respectively. The effect of the restatement on the three months ended June 30, 2002 was to decrease income tax expense, net loss, and net loss applicable to common shares by $1.1 million. Basic and diluted loss per share was reduced by $0.02. There was not effect on any other three month period during 2002 or 2003.

(21)     Summary of Significant Charges

      The table below summarizes the significant charges during the periods presented (in thousands):

		Long-Lived
		Asset and	Personnel/
	Inventory	Goodwill	Facility	Tax
	Related	Related	and Other	Valuation	Impairment of
	Charges	Charges	Charges	Allowance	Investment	Total

				Restated		Restated
Charges for the year ended December 31, 2001 by business segment:
Land Imaging	$1,784	$—	$—	$—	$—	$1,784
Marine Imaging	1,834	—	—	—	—	1,834

	$3,618	$—	$—	$—	$—	$3,618

INPUT/OUTPUT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Long-Lived
		Asset and	Personnel/
	Inventory	Goodwill	Facility	Tax
	Related	Related	and Other	Valuation	Impairment of
	Charges	Charges	Charges	Allowance	Investment	Total

				Restated		Restated
Charges for year ended December 31, 2001 by category:
Cost of sales	$3,618	$—	$—	$—	$—	$3,618

Charges for year ended December 31, 2002 by business segment:
Land Imaging	$2,958	$15,946	$3,030	$—	$—	$21,934
Marine Imaging	1,384	244	576	—	—	2,204
Processing	—	—	674	—	—	674
Corporate		5,206	1,072	58,843	—	65,121

	$4,342	$21,396	$5,352	$58,843	$—	$89,933

Charges for year ended December 31, 2002 by category:
Cost of sales	$4,342	$—	$1,924	$—	$—	$6,266
Research & development	—	—	2,171	—	—	2,171
Sales & marketing	—	—	182	—	—	182
General and administrative	—	—	1,075	—	—	1,075
Impairment of long-lived assets	—	6,274	—	—	—	6,274
Goodwill impairment	—	15,122	—	—	—	15,122
Income tax expense		—	—	58,843	—	58,843

	$4,342	$21,396	$5,352	$58,843	$—	$89,933

Charges for year ended December 31, 2003 by business segment:
Land Imaging	$957	$2,500	$709	$—	$—	$4,166
Marine Imaging	267	1,120	345	—	—	1,732
Corporate		—	249	—	2,059	2,308

	$1,224	$3,620	$1,303	$—	$2,059	$8,206

Charges for year ended December 31, 2003 by category:
Cost of sales	$1,054	$2,500	$691	$—	$—	$4,245
Research & development	170	—	471	—	—	641

INPUT/OUTPUT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Long-Lived
		Asset and	Personnel/
	Inventory	Goodwill	Facility	Tax
	Related	Related	and Other	Valuation	Impairment of
	Charges	Charges	Charges	Allowance	Investment	Total

				Restated		Restated
Sales & marketing	—	—	(26)	—	—	(26)
General and administrative	—	—	167	—	—	167
Impairment of long-lived assets	—	1,120	—	—	—	1,120
Impairment of investment	—	—	—	—	2,059	2,059

	$1,224	$3,620	$1,303	$—	$2,059	$8,206

(22)	Legal Matters

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

      The Company acquired DigiCourse, Inc., the Company’s marine positioning products business, from Laitram in 1998 and renamed it I/O Marine Systems, Inc. In connection with that acquisition, the Company entered into a Continued Services Agreement with Laitram under which Laitram agreed to provide the Company certain accounting, software, manufacturing and maintenance services. Manufacturing services consist primarily of machining of parts for the Company’s marine positioning systems. The term of this agreement expired in September 2001 but the Company continues to operate under its terms. In addition, when the Company requests, the legal staff of Laitram advises the Company on certain intellectual property matters with regard to the Company’s marine positioning systems. During 2003, the Company paid Laitram a total of $1.2 million, which consisted of $0.6 million of manufacturing services and $0.6 million of rent and other facilities charges. In the opinion of the Company’s management, the terms of these services are fair and reasonable and as favorable to the Company as those that could have been obtained from unrelated third parties at the time of their performance.

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

INPUT/OUTPUT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

SCHEDULE II

INPUT/ OUTPUT, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to
	Beginning	Costs and		Balance at
Year Ended December 31, 2001	of Year	Expenses	Deductions	End of Year

	(In thousands)
Allowances for doubtful accounts	$1,571	$382	$(201)	$1,752
Allowances for loan loss	10,947	1,577	(1,789)	10,735
Reserves for excess and obsolete inventory	14,041	3,618	(3,308)	14,351
Warranty	6,302	2,132	(3,765)	4,669
Allowance for net deferred tax assets	16,855	—	(3,991)	12,864

	Balance at	Charged to
	Beginning	Costs and		Balance at
Year Ended December 31, 2002	of Year	Expenses	Deductions	End of Year

	(In thousands)
Allowances for doubtful accounts	$1,752	$2,543	$(2,620)	$1,675
Allowances for loan loss	10,735	158	(665)	10,228
Reserves for excess and obsolete inventory	14,351	4,947	(1,131)	18,167
Warranty	4,669	1,679	(3,434)	2,914
Allowance for net deferred tax assets, restated	12,864	84,719	—	97,583

	Balance at	Charged to
	Beginning	Costs and			Balance at
Year Ended December 31, 2003	of Year	Expenses	Deductions		End of Year

	(In thousands)
Allowances for doubtful accounts	$1,675	$569	$(694)		$1,550
Allowances for loan loss	10,228	—	(7,615	)(a)	2,613
Reserves for excess and obsolete inventory	18,167	1,224	(7,518	)(b)	11,873
Warranty	2,914	2,885	(2,366)		3,433
Allowance for net deferred tax assets, restated	97,583	4,289	—		101,872

      (a) The deduction to the allowance for loan loss is due to the recovery of previously reserved notes and due to certain notes which have been written off the Company’s books during the year ended December 31, 2003.

      (b) The deduction to the reserve for excess and obsolete inventory is due to the sale or disposal of inventory which had been previously reserved.

S-1

INDEX TO EXHIBITS

Exhibit
Number			Description

3.1		—	Amended and Restated Certificate of Incorporation filed as Exhibit 3.1 to the Company’s Transition Report on Form 10-K for the seven months ended December 31, 2000, and incorporated herein by reference.
*3	.2	—	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated October 10, 1996.
3.3		—	Amended and Restated Bylaws filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2002, and incorporated herein by reference.
4.1		—	Form of Certificate of Designation, Preference and Rights of Series A Preferred Stock of Input/Output, Inc., filed as Exhibit 2 to the Company’s Registration Statement on Form 8-A dated January 27, 1997 (attached as Exhibit 1 to the Rights Agreement referenced in Exhibit 10.4), and incorporated herein by reference. The Rights Agreement and First Amendment to Rights Agreement are incorporated by reference herein as Exhibits 10.4 and 10.6 hereof.
4.2		—	Indenture of Input/Output, Inc. dated as of December 10, 2003, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 dated January 27, 2004, and incorporated herein by reference.
**10	.1	—	Amended and Restated 1990 Stock Option Plan, filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-80299), filed with the Securities and Exchange Commission on June 9, 1999, and incorporated herein by reference.
10.2		—	Lease Agreement dated as of August 20, 2001, between NL Ventures III Stafford L.P. and Input/Output, Inc. filed as Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference.
**10	.3	—	Input/Output, Inc. Amended and Restated 1996 Non-Employee Director Stock Option Plan, filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-80299), filed with the Securities and Exchange Commission on June 9, 1999, and incorporated herein by reference.
10.4		—	Rights Agreement, dated as of January 17, 1997, by and between Input/Output, Inc. and Harris Trust and Savings Bank, as Rights Agent, including exhibits thereto, filed as Exhibit 4 to the Company’s Form 8-A dated January 27, 1997, and incorporated herein by reference.
**10	.5	—	Input/Output, Inc. Employee Stock Purchase Plan, filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (Registration No. 333-24125) filed with the Securities and Exchange Commission on March 18, 1997, and incorporated herein by reference.
10.6		—	First Amendment to Rights Agreement by and between the Company and Harris Trust and Savings Bank as Rights Agent, dated April 21, 1999, filed as Exhibit 10.3 to the Company’s Form 8-K dated April 21, 1999, and incorporated herein by reference.
*10	.7	—	Registration Rights Agreement by and among the Company and The Laitram Corporation, dated November 16, 1998.
**10	.8	—	Input/Output, Inc. 1998 Restricted Stock Plan, filed as Exhibit 4.7 to the Company’s Registration Statement on S-8 (Registration No. 333-80297), filed with the Securities and Exchange Commission on June 9, 1999, and incorporated herein by reference.
**10	.9	—	Input/Output Inc. Non-qualified Deferred Compensation Plan, filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
**10	.10	—	Amendment No. 1 to the Input/Output, Inc. Amended and Restated 1996 Non-Employee Director Stock Option Plan, dated September 13, 1999, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999, and incorporated herein by reference.
**10	.11	—	Employment Agreement by and between the Company and Bjarte Fageraas dated effective as of February 4, 2003, filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

Exhibit
Number			Description

**10	.12	—	Employment Agreement by and between the Company and Laura Guthrie dated effective as of February 4, 2003, filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
**10	.13	—	Input/Output, Inc. 2000 Restricted Stock Plan, effective as of March 13, 2000 filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2000, and incorporated herein by reference.
**10	.14	—	Input/Output, Inc. 2000 Long-Term Stock Plan, filed as Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (No. 333-49382) dated November 6, 2000 and incorporated by reference herein.
**10	.15	—	Amended and Restated 1991 Directors Stock Option Plan, filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8 on October 19, 1994, and incorporated herein by reference.
**10	.16	—	Amendment to the Amended and Restated 1991 Directors Stock Option Plan, filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1997, and incorporated herein by reference.
**10	.17	—	Amendment No. 2 to the Input/Output, Inc. Amended and Restated 1991 Director Stock Option Plan, dated September 13, 1999, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999, and incorporated herein by reference.
10.18		—	Registration Rights Agreement dated as of December 10, 2003, between Input/Output, Inc. and Morgan Stanley & Co. Incorporated, filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-3 dated January 27, 2004, and incorporated herein by reference.
**10	.19	—	Employment Agreement by and between the Company and Robert P. Peebler dated effective as of March 31, 2003, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 31, 2003, and incorporated herein by reference.
**10	.20	—	Employment Agreement by and between the Company and Jorge Machnizh dated effective as of April 23, 2003, filed as Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003, and incorporated herein by reference.
* **10	.21	—	Employment Agreement by and between the Company and J. Michael Kirksey dated effective as of January 1, 2004.
10.22		—	Share Acquisition Agreement dated February 23, 2004 filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2004, and incorporated herein by reference.
10.23		—	Registration Rights Agreement dated February 23, 2004 filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2004, and incorporated herein by reference.
10.24		—	Input/Output, Inc. Non-Employee Directors’ Retainer Plan, filed as Exhibit 4.7 to the Company’s Registration Statement on Form S-8 dated May 15, 2001 (Registration No. 333-60950), and incorporated herein by reference.
*21	.1	—	Subsidiaries of the Company.
†23	.1	—	Consent of PricewaterhouseCoopers LLP.
*24	.1	—	The Power of Attorney is set forth on the signature page.
†31	.1	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15(d)-14(a).
†31	.2	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15(d)-14(a).
†32	.1	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.
†32	.2	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

*	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 12, 2004.

**	Management contract or compensatory plan or arrangement.

†	Filed herewith.