Form 10-Q
period 2004-03-31
INPUT OUTPUT INC
filed 2004-05-10
CIK 866609

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 1-12691

INPUT/OUTPUT, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	22-2286646
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

12300 PARC CREST DR., STAFFORD, TEXAS	77477
(Address of principal executive offices)	(Zip Code)

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

At April 30, 2004, there were 53,126,054 shares of common stock, par value $0.01 per share, outstanding.

INPUT/OUTPUT, INC. AND SUBSIDIARIES

TABLE OF CONTENTS FOR FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2004

		PAGE
PART I.	Financial Information.
Item 1.	Unaudited Financial Statements.
	Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003	3
	Consolidated Statements of Operations for the three months ended March 31, 2004 and March 31, 2003	4
	Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and March 31, 2003	5
	Notes to Unaudited Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25
Item 4.	Controls and Procedures	26

PART II.	Other Information.
Item 2.	Changes in Securities and Use of Proceeds	26
Item 6.	Exhibits and Reports on Form 8-K	26
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

INPUT/OUTPUT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	MARCH 31,	DECEMBER 31,
	2004	2003
	(In thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$25,000	$59,507
Restricted cash	1,080	1,127
Accounts receivable, net	33,928	34,270
Current portion notes receivable, net	11,987	14,420
Inventories	57,333	53,551
Prepaid expenses and other current assets	3,476	3,703

Total current assets	132,804	166,578
Notes receivable	5,938	6,409
Net assets held for sale	2,430	3,331
Property, plant and equipment, net	28,160	27,607
Deferred income taxes	1,149	1,149
Goodwill, net	76,367	35,025
Other assets, net	13,543	9,105

Total assets	$260,391	$249,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$2,168	$2,687
Accounts payable	17,902	14,591
Accrued expenses	14,740	15,833

Total current liabilities	34,810	33,111
Long-term debt, net of current maturities	78,033	78,516
Other long-term liabilities	3,815	3,813
Stockholders’ equity:
Common stock, $0.01 par value; authorized 100,000,000 shares; outstanding 53,106,829 shares at March 31, 2004 and 51,390,334 shares at December 31, 2003, net of treasury stock	540	522
Additional paid-in capital	307,604	296,663
Accumulated deficit	(159,095)	(158,537)
Accumulated other comprehensive income	909	1,292
Treasury stock, at cost, 791,869 shares at March 31, 2004 and 777,423 shares at December 31, 2003	(5,905)	(5,826)
Unamortized restricted stock compensation	(320)	(350)

Total stockholders’ equity	143,733	133,764

Total liabilities and stockholders’ equity	$260,391	$249,204

See accompanying Notes to Unaudited Consolidated Financial Statements.

INPUT/OUTPUT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2004	2003
	(In thousands, except share
	and per share data)
Net sales	$36,287	$41,177
Cost of sales	24,026	32,720

Gross profit	12,261	8,457

Operating expenses (income):
Research and development	4,075	5,518
Marketing and sales	3,299	2,811
General and administrative	4,693	4,065
Gain on sale of assets	(850)	—
Impairment of long-lived assets	—	1,120

Total operating expenses	11,217	13,514

Income (loss) from operations	1,044	(5,057)
Interest expense	(1,496)	(1,345)
Interest income	469	591
Fair value adjustment of warrant obligation	—	871
Other income	16	249

Income (loss) before income taxes	33	(4,691)
Income tax expense	591	588

Net loss	$(558)	$(5,279)

Basic loss per common share	$(0.01)	$(0.10)

Weighted average number of common shares outstanding	52,113,438	51,194,690

Diluted loss per common share	$(0.01)	$(0.10)

Weighted average number of diluted common shares outstanding	52,113,438	51,194,690

See accompanying Notes to Unaudited Consolidated Financial Statements.

INPUT/OUTPUT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2004	2003
	(In thousands)
Cash flows from operating activities:
Adjustments to reconcile net loss to cash used in operating activities:
Net loss	$(558)	$(5,279)
Depreciation and amortization	2,422	3,574
Fair value adjustment of warrant obligation	—	(871)
Impairment of long-lived assets	—	1,120
Amortization of restricted stock and other stock compensation	39	(312)
(Gain) loss on sale of assets	(850)	45
Bad debt expense	97	208
Change in operating assets and liabilities:
Accounts and notes receivable	381	(12,458)
Inventories	(4,996)	493
Accounts payable and accrued expenses	1,370	(6,102)
Other assets and liabilities	429	929

Net cash used in operating activities	(1,666)	(18,653)

Cash flows from investing activities:
Purchase of property, plant and equipment	(675)	(1,395)
Proceeds from the sale of assets	1,504	64
Proceeds from collection of long-term note receivable	5,800	—
Business acquisition	(38,404)	—
Liquidation of Energy Virtual Partners, Inc.	117	—

Net cash used in investing activities	(31,658)	(1,331)

Cash flows from financing activities:
Payments on notes payable and long-term debt	(1,002)	(806)
Proceeds from issuance of common stock	188	248
Purchase of treasury stock	(79)	—

Net cash used in financing activities	(893)	(558)

Effect of change in foreign currency exchange rates on cash and cash equivalents	(290)	(111)

Net decrease in cash and cash equivalents	(34,507)	(20,653)
Cash and cash equivalents at beginning of period	59,507	76,218

Cash and cash equivalents at end of period	$25,000	$55,565

See accompanying Notes to Unaudited Consolidated Financial Statements.

INPUT/OUTPUT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

     The consolidated balance sheet of Input/Output, Inc. and its subsidiaries (collectively referred to as the “Company” or “I/O”) at December 31, 2003 has been derived from the Company’s audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 2004, the consolidated statements of operations for the three months ended March 31, 2004 and 2003, and the consolidated statements of cash flows for the three months ended March 31, 2004 and 2003, have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the operating results for a full year or of future operations.

     These consolidated financial statements have been prepared using accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States have been omitted. The accompanying consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (as amended by Forms 10-K/A). Certain amounts previously reported in the consolidated financial statements have been reclassified to conform to the current period’s presentation.

(2)	Stock-Based Compensation

     The Company has elected to continue to follow the intrinsic value method of accounting for equity-based compensation as prescribed by APB Opinion No. 25. If the Company had adopted Statement of Accounting Standards (SFAS) No. 123, net loss, basic loss per share and diluted loss per share for the periods presented would have been increased as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2004	2003
Net loss	$(558)	$(5,279)
Add: Stock-based employee compensation expense included in reported net loss applicable to common shares.	39	(312)
Deduct: Stock-based employee compensation expense determined under fair value methods for all awards	(657)	(329)

Pro forma net loss	$(1,176)	$(5,920)

Basic and diluted loss per common share-as reported	$(0.01)	$(0.10)

Pro forma basis and diluted loss per common share	$(0.02)	$(0.12)

     The above amounts are based on Black-Scholes’ valuation model. The key variables used in valuing the options were as follows: average risk-free interest rate based on 5-year Treasury bonds, an estimated option term of five years, no dividends and expected stock price volatility of 60% during the three months ended March 31, 2004 and 2003.

(3)	Segment and Geographic Information

     The Company evaluates and reviews results based on three segments (Land Imaging, Marine Imaging, and Processing and Software) to allow for increased visibility and accountability of costs and more focused customer service and product development. The Company measures segment operating results based on income (loss) from operations.

     Prior to December 31, 2003, the Company included Processing and Software (formerly referred to as Processing) within the Land Imaging segment due to its relatively low contribution to the Company’s operations. However, during 2003, as the Company re-evaluated its business strategies, concluding that Processing and Software will be an increasing portion of its business and should be reported as a separate segment. In February 2004, the Company purchased Concept Systems Holdings Limited (Concept) and has included Concept within the Processing and Software segment. See further discussion of the Concept acquisition at Note 14 of Notes to Unaudited Consolidated Financial Statements.

     A summary of segment information for the three months ended March 31, 2004 and 2003, restated for three months ended March 31, 2003 to reflect the Processing and Software segment, is as follows (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Net sales:
Land Imaging	$21,039	$31,148
Marine Imaging	11,460	8,581
Processing and Software	3,788	1,448

Total	$36,287	$41,177

Income (loss) from operations:
Land Imaging	$819	$1,403
Marine Imaging	2,790	(1,876)
Processing and Software	1,003	357
Corporate	(3,568)	(4,941)

Total	$1,044	$(5,057)

Depreciation and amortization:
Land Imaging	$808	$1,197
Marine Imaging	556	912
Processing and Software	290	165
Corporate	768	1,300

Total	$2,422	$3,574

	March 31,	December 31,
	2004	2003
Total assets:
Land Imaging	$90,422	$99,174
Marine Imaging	65,297	63,123
Processing and Software	59,098	8,133
Corporate	45,574	78,774

Total	$260,391	$249,204

Total assets by geographic area:
North America	$186,978	$216,761
Europe	70,336	26,842
Middle East	3,077	5,601

Total	$260,391	$249,204

     Intersegment sales are insignificant for all periods presented. Corporate assets include all assets specifically related to corporate personnel and operations, a majority of cash and cash equivalents and all facilities that are jointly utilized by segments. Depreciation and amortization expense is allocated to segments based upon use of the underlying assets.

     A summary of net sales by geographic area is as follows (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Europe	$12,013	$5,760
Asia Pacific	7,995	13,662
North America	7,306	10,280
Commonwealth of Independent States	3,378	3,580
Middle East	2,494	373
Africa	2,206	3,034
Latin America	895	4,488

Total	$36,287	$41,177

     Net sales are attributed to individual countries on the basis of the ultimate destination of the equipment, if known. If the ultimate destination of such equipment is not known, net sales are attributed to the geographical location of initial shipment.

(4)	Accounts and Notes Receivable

     A summary of accounts receivable is as follows (in thousands):

	March 31,	December 31,
	2004	2003
Accounts receivable, principally trade	$35,504	$35,820
Allowance for doubtful accounts	(1,576)	(1,550)

Accounts receivable, net	$33,928	$34,270

     Approximately $4.5 million of the Company’s total accounts receivable at March 31, 2004 related to a July 2003 sale of an Image™ land data acquisition system to a customer located in China. This customer had experienced certain reliability issues with the system that the Company is currently working to resolve. The Company expects to be paid in full once all reliability issues have been resolved. Therefore, no allowance has been established for this receivable.

     Notes receivable are collateralized by the products sold, bear interest at contractual rates of up to 12.7% per year and are due at various dates through 2006. The weighted average interest rate at March 31, 2004 was 7.7%. A summary of notes receivable, accrued interest and allowance for loan-loss is as follows (in thousands):

	March 31,	December 31,
	2004	2003
Notes receivable and accrued interest	$20,538	$23,442
Less allowance for loan loss	(2,613)	(2,613)

Notes receivable, net	17,925	20,829
Less current portion notes receivable, net	11,987	14,420

Long-term notes receivable	$5,938	$6,409

     Approximately $10.6 million of the Company’s total notes receivable at March 31, 2004 related to one customer, a subsidiary of a major Russian energy company. During 2003, this customer became delinquent on approximately $0.8 million of its scheduled principal and interest payments, in addition to becoming delinquent on $1.8 million of its trade receivables. In January 2004, the Company refinanced the delinquent portion of its notes and trade receivables into a new note totaling $2.6 million, with payments due in equal installments over a twelve-month period. Based on the Company’s internal credit review and meetings with the customer and its parent company, the Company expects the customer will pay all of its obligations in full and, therefore, no allowance has been established for these receivables.

(5)	Inventories

     A summary of inventories, net of reserves, is as follows (in thousands):

	March 31,	December 31,
	2004	2003
Raw materials and subassemblies	$32,305	$32,675
Work-in-process	5,286	5,872
Finished goods	19,742	15,004

	$57,333	$53,551

     For the three months ended March 31, 2003, inventory of approximately $0.2 million was written off and included within research and development expenses. This write-off relates to the cancellation of the solid streamer project within the Marine Imaging segment. See further discussion at Note 10 of Notes to Unaudited Consolidated Financial Statements. In addition, an unrelated inventory obsolescence charge of $0.3 million was reflected in cost of sales related to the closure of the Company’s Alvin, Texas manufacturing facility.

     In October 2003, the Company purchased certain marine equipment for $3.2 million for an anticipated sale to one customer. However, this potential customer ceased negotiations after it failed to be awarded an expected survey. For the three months ended March 31, 2004, the Company entered into a lease agreement for approximately $0.6 million of costs for this equipment. As of March

31, 2004, approximately $1.8 million of this equipment remained available for sale by the Company, and the Company expects to sell the equipment in 2004.

     As part of the Company’s business plan, the Company is increasing the use of contract manufacturers as an alternative to in-house manufacturing. Under a few of the Company’s outsourcing arrangements, its manufacturing outsourcers first utilize the Company’s on-hand inventory, then directly purchase inventory at agreed-upon quantities and lead times in order to meet the Company’s scheduled deliveries. If demand proves to be less than the Company originally forecasted, the Company’s outsourcer has the right to require the Company to purchase inventory which the outsourcer had purchased on the Company’s behalf. However, since the Company now typically issues purchase orders to the Company’s outsourcers based upon its short-term forecast (usually three months or less), the Company has reduced the risk that it may be required to purchase inventory that it may never utilize.

(6)	Net Assets Held For Sale

     In July 2003, the Company completed the closure of its Alvin, Texas manufacturing facility and is currently marketing the facility for sale. At March 31, 2004, the facility and related land had a net carrying value of $2.4 million and has been reclassified as “Held for Sale” under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. In January 2004, the Company completed the sale of 16.75 acres of land owned by it located across from its headquarters in Stafford, Texas, receiving net proceeds of $1.5 million, resulting in a gain on the sale of $0.6 million.

(7)	Non-Cash Activity

     During the first quarter of 2004, the Company acquired Concept. As part of the consideration, the Company issued 1,680,000 of its common shares. See further discussion at Note 14 of Notes to Unaudited Consolidated Financial Statements. During the three months ended March 31, 2004 and 2003, the Company transferred $2.6 million and $1.9 million, respectively, of inventory at cost to rental equipment in connection with certain leasing arrangements.

(8)	Loss per Common Share

     Basic loss per common share is computed by dividing net loss applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted loss per common share is determined on the assumption that outstanding dilutive stock options have been exercised and the aggregate proceeds were used to reacquire common stock using the average price of such common stock for the period. The total number of options outstanding at March 31, 2004 and 2003 were 5,719,131 and 4,488,325, respectively. In December 2003, the Company issued $60.0 million of notes convertible into its common stock at a conversion rate 231.4815 shares per $1,000 principal amount of notes (a conversion price of $4.32), which represents 13,888,888 total common shares. Basic and diluted loss per share are the same for the three months ended March 31, 2004 and 2003, as all potential common shares were anti-dilutive.

(9)	Notes Payable, Long Term Debt and Lease Obligations

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

     In May 2003, the Company financed $0.5 million of insurance costs through the execution of a short-term note payable. The principal and interest on the note were due on a monthly basis and bore interest at a rate of 5.75% per annum with final payment made in February 2004. In August 2003, the Company financed an additional $1.4 million of insurance costs with similar terms except final payment is due in May 2004. The unpaid balance under this note payable at March 31, 2004 was $0.3 million.

      In August 2002, in connection with the repurchase of its Series B Preferred Stock, the Company issued a $31.0 million unsecured promissory note due May 7, 2004, which bore interest at 8% per year until May 7, 2003, at which time the interest rate increased to 13% per annum. Interest was payable in quarterly payments, with all principal and unpaid interest due on May 7, 2004. The Company recorded interest on this note at an effective rate of approximately 11% per year over the life of the note. In May 2003, the Company repaid $15.0 million of the note and in December 2003, the Company repaid, in full, the remaining outstanding principal balance of $16.0 million plus accrued interest. The note terms had restricted cash dividends on shares of Company common stock in excess of $5.0 million per year while the note was outstanding.

     In July 2002, in connection with the acquisition of AXIS, the Company entered into a $2.5 million three-year unsecured promissory note payable to the former shareholders of AXIS, bearing interest at 4.34% per year. Principal was payable in quarterly payments of $0.2 million plus interest, with final payment due in July 2005. The unpaid balance at March 31, 2004 was $1.3 million.

     In August 2001, the Company sold its corporate headquarters and manufacturing facility located in Stafford, Texas for $21.0 million. Simultaneously with the sale, the Company entered into a non-cancelable lease with the purchaser of the property. The lease has a twelve-year term with three consecutive options to extend the lease for five years each. The Company has no purchase option under the lease. As a result of the lease terms, the commitment was recorded as a twelve-year, $21.0 million lease obligation with an implicit interest rate of 9.1% per annum. The unpaid balance at March 31, 2004 was $18.6 million. The Company paid $1.7 million in commissions and professional fees, which have been recorded as deferred financing costs and are being amortized over the twelve-year term of the lease obligation. At June 30, 2003, the Company failed to meet the tangible net worth requirement under this lease. Therefore, in the third quarter of 2003, the Company provided a letter of credit to the landlord of the property in the amount of $1.5 million. To secure the issuance of the letter of credit, the Company was required to deposit $1.5 million with the issuing bank. This letter of credit will remain outstanding until the Company is back in compliance with the tangible net worth requirement for eight consecutive quarters, or until the expiration of the eighth year of the lease in 2009. The deposit has been classified as a long-term other asset.

     A summary of future principal obligations under the notes payable and lease obligations is as follows (in thousands):

Years Ended December 31,
2004	$1,694
2005	1,840
2006	1,470
2007	1,610
2008	61,763
2009 and thereafter	11,824

Total	$80,201

(10)	Impairment of Long-Lived Assets

     During the first quarter of 2003, the Company initiated an evaluation of its solid streamer project and concluded it would no longer internally pursue this product for commercial development. In conjunction with this evaluation, certain fixed assets and patented technology within the Marine Imaging segment were deemed impaired in accordance with SFAS No. 144. As a result, fixed assets of $0.5 million and intangible assets of $0.6 million were considered impaired and written off as a charge against earnings. In addition, inventory associated with this project of approximately $0.2 million was written off and included within research and development expenses at March 31, 2003.

(11)	Investment in Energy Virtual Partners, Inc.

     In April 2003, the Company invested $3.0 million in Series B Preferred securities of Energy Virtual Partners, Inc. (EVP) for 22% of the outstanding ownership interests and 12% of the outstanding voting interests. EVP provided asset management services to large oil and gas companies to enhance the value of their oil and gas properties. This investment was accounted for under the cost method for investment accounting. Robert P. Peebler, the Company’s President and Chief Executive Officer, founded EVP in April 2001 and served as EVP’s President and Chief Executive Officer until joining I/O in March 2003.

     During the second quarter of 2003, EVP failed to close two anticipated asset management agreements, which resulted in EVP’s management re-evaluating its business model and adequacy of capital. During August 2003, the board of directors of EVP voted to liquidate EVP. For that reason, in the second quarter of 2003, the Company wrote its investment down to its approximate liquidation value of $1.0 million. Mr. Peebler offered, and the Company agreed, that all proceeds Mr. Peebler received from the liquidation of EVP were to be paid to the Company. In December 2003, the Company received a portion of its final liquidation payment of $0.7 million from EVP and $0.1 million from Mr. Peebler. In March 2004, the Company received final liquidation payments of $0.1 million from EVP and $0.01 million from Mr. Peebler.

(12)	Deferred Income Tax

     In 2002, the Company established an additional valuation allowance to reserve for substantially all of its net deferred tax assets. Subsequent to that date the Company has continued to record a valuation allowance for its net deferred assets, which are primarily net operating loss carryforwards. The establishment of this valuation allowance does not affect the Company’s ability to reduce future tax expense through utilization of prior years’ net operating losses. At March 31, 2004 and 2003, the unreserved deferred income tax asset of $1.1 million represents the Company’s prior alternative minimum tax payments that are recoverable through the carryback of net operating losses. Income tax expense of $0.6 million and $0.6 million for the three months ended March 31, 2004 and 2003, respectively, reflects state and foreign taxes.

     The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” which places primary importance on the Company’s cumulative operating results in the most recent three-year period when assessing the need for a valuation allowance. The Company’s results for those periods were heavily affected by industry conditions, and deliberate and planned business restructuring activities in response to the prolonged downturn in the seismic equipment market, as well as heavy expenditures on research and development. Nevertheless, recent losses represented sufficient negative evidence to establish an additional valuation allowance. The Company has continued to reserve substantially all of its net deferred tax assets and will continue until there is sufficient positive evidence to warrant reversal.

(13)	Comprehensive Loss

     The components of comprehensive loss are as follows (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Net loss	$(558)	$(5,279)
Foreign currency translation adjustment	(383)	(156)

Comprehensive loss	$(941)	$(5,435)

(14)	Acquisitions

     In February 2004, the Company purchased all the share capital of Concept. Concept is a provider of software, systems and services for towed streamer, seabed and land seismic operations based in Edinburgh, Scotland. The purchase price was approximately $38.4 million in cash, including acquisition costs, and 1,680,000 shares of the Company’s common stock, valued at $10.8 million. The Company issued to certain key employees options to purchase up to 365,000 shares of its common stock for an exercise price of $6.42 per share. The options vest over a four-year period. The Company acquired Concept as part of its strategy to develop solutions that integrate complex data streams from multiple seismic sub-systems, including source, source control, positioning, and recording in all environments, including land, towed streamer, and seabed acquisition.

     The acquisition was accounted for by the purchase method, with the purchase price allocated to the fair value of assets purchased and liabilities assumed. As of March 31, 2004, the allocation of the purchase price was based upon a preliminary fair value study, which will be finalized in the second quarter of 2004. The allocation of the purchase price, including related direct costs, for the acquisition of Concept is as follows (in thousands):

Concept
Fair values of assets and liabilities:
Net current assets	$2,289
Property, plant and equipment	548

Concept
Intangible assets	5,000
Goodwill	41,342

Total allocated purchase price	$49,179

     The consolidated results of operations of the Company include the results of Concept from the date of acquisition. Pro forma results prior to the acquisition date were not material to the Company’s consolidated results of operations.

(15)	Restructuring Activities

     A summary of the Company’s restructuring programs is as follows (in thousands):

			2003
			Restructuring
	2002 Restructuring Plan		Plan
	Severance	Abandoned	Severance
	Costs	Lease Costs	Costs
Accruals at January 1, 2003	$1,009	$1,345	$—
Restructuring expense	—	—	388
Adjustment to accrual		(138)	—
Cash payments during the period	(109)	(132)	(197)

Accruals at March 31, 2003	$900	$1,075	$191

Accruals at January 1, 2004	$94	$640	$98
Cash payments during the period	—	(109)	(16)

Accruals at March 31, 2004	$94	$531	$82

     In January 2004, the Company announced the consolidation of three operating units with its Land Imaging segment into one division and in April 2004, consolidated two operating units of its Marine Imaging segment into one division. These consolidations are expected to eliminate approximately twenty full-time positions resulting in approximate severance charges of $0.4 million in the second and third quarter of 2004.

(16)	Commitments and Contingencies

     Legal Matters: The Company has been named in various lawsuits or threatened actions that are incidental to its ordinary business. While the final resolution of these matters may have an impact on its consolidated financial results for a particular reporting period, the Company believes that the ultimate resolution of these matters will not have a material adverse impact on its financial position or liquidity.

     Product Warranty Liabilities: The Company warrants that all manufactured equipment will be free from defects in workmanship, materials and parts. Warranty periods range from 90 days to three years from the date of original purchase, depending on the product. The Company provides for estimated warranty as a charge to cost of sales at time of sale, which is when estimated future expenditures associated with such contingencies become probable and reasonably estimated. However, new information may become available, or circumstances (such as applicable laws and regulations) may change, thereby resulting in an increase or decrease in the amount required to be accrued for such matters (and therefore a decrease or increase in reported net income in the period of such change). A summary of warranty activity is as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Balance at beginning of period	$3,433	$2,914
Accruals for warranties issued during the period	221	248
Settlements made (in cash or in kind) during the period	(504)	(216)

Balance at end of period	$3,150	$2,946

(17)	Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (FASB) issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. The primary objective of the interpretation is to provide guidance on the identification of and financial reporting for entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (VIEs). FIN No. 46 provides guidance that determines (a) whether consolidation is required under the “controlling financial interest” model of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” or other existing authoritative guidance, or, alternatively, (b) whether the variable-interest model under FIN No. 46 should be used to account for existing and new entities. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (FIN 46-R) resulting in multiple effective dates based on the nature as well as creation date of the VIE. FIN No. 46, as revised, did not have an impact on the Company’s results of operations or financial position.

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

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires a financial instrument within its scope to be classified as a liability. It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. These effective dates are not applicable to the provisions of paragraphs 9 and 10 of SFAS 150 as they apply to mandatorily redeemable non-controlling interests, as the FASB has delayed these provisions indefinitely. The adoption of this statement had no initial impact on the Company’s results of operations or financial position.

     In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition”, which supersedes SAB No. 101, “Revenue Recognition in Financial Statements.” SAB No. 104’s primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” While the wording of SAB No. 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB No. 104. The impact of SAB No. 104 did not have a material effect on the Company’s results of operations or financial position.

(18)  Subsequent Event

     The Company has entered into a stock purchase agreement with GX Technology Corporation (GXT) and its shareholders to acquire all of the equity interest of GXT for approximately $150 million. The Company has agreed to pay the purchase price through a combination of cash and stock option value to acquire GXT. The $150 million purchase price includes the assumption of $4.5 million in debt and the delivery of I/O stock options with a value of approximately $15.5 million. The transaction contemplates the completion of an offering of I/O common stock and a new senior bank facility, all expected to be completed within the next 45 to 60 days. Refer to the Company’s Registration Statement on Form S-3 filed with the SEC on May 10, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

     Our traditional business segments have involved the manufacture and sale of land, marine and transition zone seismic instrumentation for oil and gas exploration and production. In recent years, we have changed our overall focus toward being a provider of seismic acquisition imaging technology for exploration, production and reservoir monitoring in land and marine, including shallow water and marsh, environments. The relatively low level of traditional seismic activity has presented for the past number of years, and continues to present, a challenging environment for companies involved in the seismic industry. This environment, along with product life cycle developments affecting our traditional product lines, have been the principal factors affecting our results of operations in recent years.

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

     Our strategy involves repositioning our company as a seismic imaging company, providing both equipment and services across a broader spectrum of the seismic technology industry than merely an equipment manufacture and sales company. The advantages of our products and services that incorporate full-wave digital imaging capabilities will, we believe, ultimately drive the demand for new survey designs and associated processing and interpretive skills. We believe that our products that digitally monitor seismic characteristics of reservoirs will reduce the costs of performing multiple seismic surveys over the same areas, thereby reducing overall seismic costs for operators and owners of the reserves.

     However, executing our strategic plan is not without risk. Industry fundamentals, while improving, remain weak by historical standards. In December 2003, we successfully refinanced substantially all of our existing short-term indebtedness with the proceeds from our convertible notes offering. As of March 31, 2004, our total outstanding indebtedness was $80.2 million.

     Our cash needs are anticipated to increase in 2004. We have typically financed our operations from internally generated cash and funds from equity and debt financings. With our higher debt burden, our interest expense increased for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. We will continue to need funds to complete the research, development and testing of our products and services. During the three months ended March 31, 2004, net cash used in operations was $1.7 million.

     Our ability to produce positive operating cash flows, return to consistent profitability, grow our business and service and retire our debt (in addition to our other obligations) will depend on the success of our efforts in increasing our revenues from sales of our seismic imaging systems and equipment and our processing services, successfully introducing and continuing to technologically enhance our product line and service offerings, penetrating new markets for our seismic products and services, achieving more consistency in our period-to-period results of operations, improving margins on our sales and reducing our overall costs.

     We have traditionally relied on a relatively small number of significant customers; consequently, our business is exposed to risks related to customer concentration. In recent years, our traditional customers have been rapidly consolidating, shrinking the demand for our products. The loss of any of our significant customers or deterioration in our relations with any of them could materially and adversely affect our results of operations and financial condition. The fact that such a high percentage of our sales currently are made to foreign destinations and customers presents additional issues for our revenues and cash flows. We continue to see expansion from Chinese and Eastern European seismic contractors, and we plan to expand our presence internationally. As a result of these factors, the collections cycle for our sales in 2004 may be longer than it has traditionally been, which would thereby increase our working capital funding needs.

     While we anticipate an increase in worldwide seismic activity in 2004, this anticipated increase may not materialize. As a result, our internal revenue forecast may not be realized, resulting in lower cash flows available for our future capital and operational needs. In order to meet our future capital requirements, we may need to issue additional debt or equity securities. We cannot assure you that we would be able to issue additional debt or equity securities in the future on terms that would be acceptable to us, or at all.

     Through our manufacturing outsourcing activities, we have sought to reduce both the unit cost of our products and our fixed cost structure, as well as to accelerate our research and development cycle for non-core technologies. For example, in July 2003, we closed our Alvin, Texas manufacturing facility. Additionally, we closed our Norwich, U.K. geophone stringing operation in the first quarter of 2003, and moved its operations to our leased facility in Dubai, as well as outsourced other manufacturing activities to various partners. In January 2004, we consolidated three operating units of our Land Imaging segment into one division and in April 2004, we consolidated two operating units of our Marine Imaging segment into one division. We will continue to work to reduce the unit costs of our products.

Acquisition of Concept

     In February 2004, we purchased all of the share capital of Concept Systems Holdings Limited (Concept), a provider of software, systems and services for towed streamer, seabed and land seismic operations based in Edinburgh, Scotland, in a privately negotiated transaction. The purchase price was approximately $38.4 million cash, including acquisition costs, and 1,680,000 shares of our common stock. The source of the cash component of the consideration paid was from the December 2003 sale of our convertible senior notes and from general corporate funds. Under a registration rights agreement, we granted certain demand and piggyback registration rights for the shares of stock issued in the acquisition transaction.

Planned Acquisition of GXT Technology Corporation

     We have entered into a stock purchase agreement with GX Technology Corporation (GXT) and its shareholders to acquire all of the equity interest of GXT for approximately $150 million. We have agreed to pay the purchase price through a combination of cash and stock option value to acquire GXT. The $150 million purchase price includes the assumption of $4.5 million in debt and the delivery of I/O stock options with a value of approximately $15.5 million. The transaction contemplates the completion of an offering of I/O common stock and a new senior bank facility, all expected to be completed within the next 45 to 60 days. Refer to our Registration Statement on Form S-3 filed with the SEC on May 10, 2004.

Results of Operations

     Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

     Net Sales: Net sales of $36.3 million for the three months ended March 31, 2004 decreased $4.9 million, or 12%, compared to the corresponding period last year. Land Imaging’s net sales decreased $10.1 million, or 32%, to $21.0 million compared to $31.1 million in the corresponding period of last year. The decrease was mainly due to vibrator vehicle sales being shifted out of the first quarter of 2004 into the second and third quarter of 2004 because of supply chain management issues and product transition from our mature Image land data acquisition to our new System Four Analog Cable system, which is scheduled for introduction in the second quarter of 2004. Marine Imaging’s net sales increased $2.9 million, or 34%, to $11.5 million compared to $8.6 million in the corresponding period last year. The increase was due to the first sale of our VectorSeis® Ocean-Bottom acquisition system of $3.1 million, which represents a new technology for seismic imaging directly from the seabed floor. The Processing and Software (formerly referred to as Processing) segment’s net sales increased $2.3 million to $3.8 million compared to $1.5 million in the corresponding period last year. The increase is due to the acquisition of Concept (acquired in February 2004), which contributed $2.3 million to our net sales. See further discussion of the acquisition of Concept at Note 14 of Notes to Unaudited Consolidated Financial Statements.

     Cost of Sales: Cost of sales of $24.0 million for the three months ended March 31, 2004 decreased $8.7 million, or 27%, compared to the corresponding period last year. Cost of sales for Land Imaging, Marine Imaging and Processing and Software was $16.0 million, $6.7 million and $1.3 million, respectively. Costs of sales decreased primarily as a result of a decrease in sales activity in Land Imaging. Included in costs of sales for the three months ended March 31, 2003 was $0.3 million of severance costs; there was no corresponding charge for the three months ended March 31, 2004.

     Gross Profit and Gross Profit Percentage: Gross profit of $12.3 million for the three months ended March 31, 2004 increased $3.8 million, or 45%, compared to the corresponding period last year. Gross profit percentage for the three months ended March 31, 2004 was 34% compared to 21% in the prior year. The improvement in gross profit was driven mainly by the contribution from Concept, the sale of new products within our Marine Imaging segment, such as our VectorSeis Ocean-Bottom system, in addition to follow-on sales of VectorSeis System Four® land acquisition systems by our Land Imaging segment. Also, the decrease in sale volumes of our lower margin vibrator vehicles had a positive impact to our total gross margin percentage. In the first quarter of 2003, we delivered our first VectorSeis System Four acquisition radio-based system, which resulted in lower margins primarily because of a low introductory price.

     Research and Development: Research and development expense of $4.1 million for the three months ended March 31, 2004 decreased $1.4 million, or 26%, compared to the corresponding period last year. This decrease primarily reflects lower prototype expenses and the cancellation of our solid streamer project. In the second quarter of 2003, we entered into the commercial phase of our VectorSeis System Four land acquisition cable-based system project; this reduced our prototype expenses for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003. Also, as discussed further at Note 10 of Notes to Unaudited Consolidated Financial Statements, we incurred a charge of $0.2 million during the three months ended March 31, 2003 related to the write-down of inventory associated with our cancelled solid streamer project; there was no corresponding charge for the three months ended March 31, 2004.

     Marketing and Sales: Marketing and sales expense of $3.3 million for the three months ended March 31, 2004 increased $0.5 million, or 17%, compared to the corresponding period last year. The increase is primarily related to expanding our sales force within China and Russia. In 2002, we opened our sales representative office in Beijing, China, and we further expanded our personnel and travel to the region throughout 2003 and the first quarter of 2004. In addition, in the first quarter of 2004, we opened a new sales representative office in Moscow, Russia.

     General and Administrative: General and administrative expense of $4.7 million for the three months ended March 31, 2004 increased $0.6 million, or 15%, compared to the corresponding period last year. The increase in general and administrative expense is primarily attributable to an increase in professional fees associated with the Company’s continued implementation efforts to comply with the new rules and regulations of Sarbanes-Oxley, in addition to an increase in legal fees associated with various on-going legal matters in our ordinary course of business. Also, a portion of this increase is due to the acquisition of Concept in February 2004.

     Gain on Sale of Assets: Gain on sale of assets of $0.9 million for the three months ended March 31, 2004 primarily related to the sale of land across from our headquarters in Stafford, Texas.

     Impairment of Long-Lived Assets: Impairment of long-lived assets of $1.1 million for the three months ended March 31, 2003 related to the cancellation of our solid streamer project within Marine Imaging. There was no corresponding charge during the three months ended March 31, 2004. See further discussion of this impairment at Note 10 of Notes to Unaudited Consolidated Financial Statements.

     Net Interest and Other Expense: Total net interest and other expense of $1.0 million for the three months ended March 31, 2004 increased $0.5 million compared to the corresponding period last year. The increase is primarily due to an increase in interest expense of $0.2 million, largely because of the issuance of $60.0 million of our convertible senior notes, which was partially offset by the payment of our debt owed to SCF-IV L.P. These convertible notes were issued in December 2003 and bear interest at an annual rate of 5.5%, payable semi-annually.

     Fair Value Adjustment of Warrant Obligation: The fair value adjustment of warrant obligation totaling $0.9 million was due to a change in the fair value between January 1, 2003 and March 31, 2003 of our previously outstanding common stock warrant. No comparable adjustment was recorded in the first quarter of 2004 because this warrant was exchanged for 125,000 shares of our common stock in December 2003.

     Income Tax Expense: Income tax expense for the three months ended March 31, 2004 was $0.6 million compared to $0.6 million for three months ended March 31, 2003. Income tax expense for the three months ended March 31, 2004 and 2003, reflected state and foreign taxes, as we continue to maintain a valuation allowance for substantially all of our net deferred tax assets.

Liquidity and Capital Resources

     In December 2003, we issued $60.0 million of 5.5% convertible senior notes due in 2008. A majority of the proceeds was used to pay the $16.0 million remaining outstanding debt owed to SCF-IV L.P. in December 2003 and to acquire Concept for $38.4 million in cash, including acquisition costs, in February 2004. See “Acquisition of Concept” above. We became significantly more leveraged after the consummation of the offering. As a result, our interest expense increased during the three months ended March 31, 2004, compared to the corresponding period last year. Our ability to make scheduled payments of principal or interest on, or to refinance, our indebtedness will depend on our future business performance, which is subject to many economic, financial, competitive and other factors beyond our control.

     We plan to seek a revolving line of credit to support our working capital requirements. We can give no assurances as to whether a line of credit will be obtained, and if so, whether the terms of such a line of credit will be advantageous to us, or if the amounts available for borrowing will be sufficient for our purposes.

     Based upon our management’s internal revenue forecast, our liquidity requirements in the near term and our projected increase in seismic activity (primarily outside of North America), we believe that the combination of our projected internally generated cash and our working capital (including cash and cash equivalents on hand) will be adequate to meet our anticipated capital and liquidity requirements for the next twelve months. We also anticipate that a larger percentage of our future sales for 2004 and beyond will be to foreign customers, particularly those in China and the Commonwealth of Independent States (CIS). As a result of this change in customer mix, our collections cycle may be longer than we have traditionally experienced.

Cash Flow from Operations

     We have traditionally financed operations from internally generated cash and funds from equity and debt financings. Cash and cash equivalents were $25.0 million at March 31, 2004, a decrease of $34.5 million, or 58%, compared to December 31, 2003. Net cash used in operating activities was $1.7 million for the three months ended March 31, 2004, compared to cash used in operating activities of $18.7 million for the three months ended March 31, 2003. The amount of net cash used in our operating activities for the three months ended March 31, 2004 was due to an increase in data acquisition systems inventory within our Land Imaging segment that is scheduled to be delivered to customers in the second quarter of 2004.

Cash Flow from Investing Activities

     Net cash flow used in investing activities was $31.7 million for the three months ended March 31, 2004, compared to $1.3 million for the three months ended March 31, 2003. The principal investing activity was related to our purchase of Concept in February 2004 for $38.4 million of cash, including acquisition costs, and 1,680,000 of our common shares. See further discussion of the Concept acquisition at Note 14 of Notes to Unaudited Consolidated Financial Statements. During the three months ended March 31, 2004, we sold excess property and equipment for net proceeds of $1.5 million, a majority of which related to land located across from our headquarters in Stafford, Texas, and we received full payment on a $5.8 million note receivable that related to the sale of a subsidiary in 1999. We purchased $0.7 million of equipment during the three months ended March 31, 2004 and expect to spend an additional $5.0 million for equipment and other capital expenditures through the remainder of 2004.

Cash Flow from Financing Activities

     Net cash flow used in financing activities was $0.9 million for the three months ended March 31, 2004, compared to $0.6 million of cash used in financing activities for the three months ended March 31, 2003. The cash flow used in financing activities primarily related to scheduled payments of $1.0 million on our notes payable.

Critical Accounting Policies

     Please refer to the Company’s Annual Report on Form 10-K (as amended by Forms 10-K/A) for the year ended December 31, 2003 for a complete discussion of the Company’s critical accounting policies and estimates. There have been no material changes in the current period regarding these critical accounting policies and estimates.

Credit Risk

     Currently, our principal customers are seismic contractors that operate seismic data acquisition systems and related equipment to collect data in accordance with their customers’ specifications or for their own seismic data libraries. In addition, we market and sell products and services to oil and gas companies. For the three months ended March 31, 2004, BGP, an international seismic contractor and subsidiary of the China Petroleum Corporation, accounted for approximately 13% of our consolidated net sales, compared to 28% for the entire year of 2003. The loss of BGP as a customer or deterioration in our relationship with them could have a material adverse effect on our results of operations and financial condition.

     Approximately $10.6 million of our total notes receivable at March 31, 2004 related to one customer, a subsidiary of a major Russian energy company. During 2003, this customer became delinquent on approximately $0.8 million of its scheduled principal and interest payments, in addition to becoming delinquent on $1.8 million of its trade receivables. In January 2004, we refinanced the delinquent portion of its notes and trade receivables into a new note totaling $2.6 million, with payments due in equal installments over a twelve-month period. Based on our internal credit review and meetings with the customer and its parent company, we expect the customer will pay all of its obligations in full and, therefore, no allowance has been established for these receivables.

     During the three months ended March 31, 2004, we recognized $3.4 million of sales to customers in the CIS, $0.9 million of sales to customers in Latin American countries, $12.0 million of sales to customers in Europe and $8.0 million of sales to customers in Asia. The majority of our foreign sales are denominated in U.S. dollars. In recent years, the CIS and certain Latin American countries have experienced economic problems and uncertainties, as well as devaluations of their currencies. A continuation of weak demand for the services provided by certain of our customers will further strain their revenues and cash resources, thereby resulting in a higher likelihood of defaults in the timely payment of their obligations to us under our credit sales arrangements. Increased levels of payment defaults by our customers with respect to our credit sales arrangements could have a material adverse effect on our results of operations. To the extent that world events or economic conditions negatively affect our future sales to customers in these and other regions of the world or the collectibility of our existing receivables, our future results of operations, liquidity and financial condition may be adversely affected. See “ — Risk Factors — Significant payment defaults under extended financing arrangements could adversely affect us.”

Risk Factors

     This report contains statements concerning our future results and performance and other matters that are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of such terms or other comparable terminology.

     Examples of other forward-looking statements contained in this report include statements regarding:

•	our expected revenues, operating profit and net income;

•	future growth rates and margins for certain of our products and services;

•	our future acquisitions and levels of capital expenditures;

•	the adequacy of our future liquidity and capital resources;

•	anticipated timing and success of commercialization and capabilities of products and services under development;

•	savings we expect to achieve from our restructuring activities;

•	future demand for seismic equipment and services;

•	future seismic industry fundamentals;

•	future oil and gas commodity prices;

•	future worldwide economic conditions;

•	our expectations regarding future mix of business and future asset recoveries;

•	our expectations regarding realization of deferred tax assets;

•	our beliefs regarding accounting estimates we make;

•	the result of pending or threatened disputes and other contingencies; and

•	our proposed strategic alliances.

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

     While we believe that our new VectorSeis System Four land data acquisition system has made significant improvements in both field troubleshooting and reliability compared to our legacy systems, products as complex as this system, however, sometimes contain undetected errors or bugs when first introduced. Despite our testing program, these undetected errors may not be discovered until the product is purchased and used by a customer. If our customers deploy our new products and they do not work correctly, our relationship with our customers may be materially and adversely affected. Errors may be found in future releases of our products, and these errors could impair the market acceptance of our products. If our customers do not accept our new products as rapidly as we anticipate, our business, our results of operations and our financial condition may be materially and adversely affected.

The loss of any significant customer could materially and adversely affect our results of operations and financial condition.

     We rely on a relatively small number of significant customers. Consequently, our business is exposed to the risks related to customer concentration. For the three months ended March 31, 2004, BGP accounted for approximately 13% of our consolidated net sales compared to 28% for the entire year of 2003. The loss of any of our significant customers or a deterioration in our relations with any of them could materially and adversely affect our results of operations and financial condition.

Our past business reorganization and facilities closure actions may not yield the benefits we expect and could harm our financial condition, reputation and prospects.

     We have significantly reduced our corporate and operational headcount, closed certain manufacturing facilities and combined certain of our business units. These activities may not yield the benefits we expect, and may raise product costs, delay product production, result in labor disruptions and labor-related legal actions against us, or create inefficiencies in our business. In addition, if the markets for our products do not improve, we will take additional restructuring actions to address these market conditions. Any such additional actions could result in additional restructuring charges.

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

     In addition, an acquisition may result in unexpected costs, expenses and liabilities. For example, during 2002, we acquired certain assets of S/N Technologies and, in April 2003, we invested $3.0 million in EVP. These transactions were not successful, therefore in 2002, we completely wrote down the costs of the assets we purchased from S/N Technologies and wrote down our investment in Energy Virtual Partners to its liquidation value of $1.0 million.

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

     The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified potential acquisitions. Integration of acquired businesses require significant efforts from each entity, including coordinating existing business plans and research and development efforts. Integrating operations may distract management’s attention from the day-to-day operation of the combined companies. If we are unable to successfully integrate the operations of acquired businesses, including Concept, our future results will be negatively impacted.

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

The current oversupply of seismic data and downward pricing pressures has adversely affected our operations and significantly reduced our operating margins and income and may continue to do so in the future.

     The current industry-wide oversupply of speculative surveys conducted and collected by geophysical contractors, and their practice of lowering prices to their customers for these surveys in order to recover investments in assets used to conduct 3-D surveys, have in recent years adversely affected our results of operations and financial condition. Particularly during periods of reduced levels of exploration for oil and gas, the oversupply of seismic data and downward pricing pressures limit our ability to meet sales objectives and maintain profit margins for our products and sustain growth of our business. These industry conditions have reduced, and if continued into the future, will reduce, our revenues and operating margins.

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

     Factors affecting the prices of oil and gas include:

•	level of demand for oil and gas;

•	worldwide political, military and economic conditions, including the ability of the Organization of Petroleum Exporting Countries (OPEC) to set and maintain production levels and prices for oil;

•	level of oil and gas production;

•	government policies regarding the exploration for, and production and development of, oil and gas reserves in their jurisdictions; and

•	global weather conditions.

     The markets for oil and gas historically have been volatile and are likely to continue to be so in the future.

We derive a substantial amount of our revenues from foreign sales, which pose additional risks.

     Sales to customers outside of North America accounted for approximately 80% of our consolidated net sales for the three months ended March 31, 2004, and we believe that export sales will remain a significant percentage of our revenue. United States export restrictions affect the types and specifications of products we can export. Additionally, to complete certain sales, United States laws may require us to obtain export licenses, and we cannot assure you that we will not experience difficulty in obtaining these licenses. Operations and sales in countries other than the United States are subject to various risks peculiar to each country. With respect to any particular country, these risks may include:

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

     Under a few of our outsourcing arrangements, our manufacturing outsourcers purchase agreed-upon inventory levels to meet our forecasted demand. Since we typically operate without a significant backlog of orders for our products, our manufacturing plans and inventory levels are principally based on sales forecasts. If demand proves to be less than we originally forecasted, these manufacturing outsourcers have the right to require us to purchase any excess or obsolete inventory. Should we be required to purchase inventory under these provisions, we may be required to hold inventory that we may never utilize.

     To date, we have not been required to purchase any fixed amounts of excess inventory under our outsourcing arrangements, and we have no existing obligation to purchase any such fixed amount of excess inventory. We are in the process of revising our sales forecasting techniques with our outsourcers, providing short-term forecasts (usually less than three months) rather than long-term forecasts, which should assist with mitigating the risk that we will significantly overestimate our inventory needs from these outsourcers.

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

     We often sell to customers on payment terms other than cash on delivery. We allow many of our customers to finance substantial purchases of our products through the issuance to us of promissory notes. The terms of these promissory notes initially range from eight months to five years. As of March 31, 2004, we had accounts receivable, net, of approximately $33.9 million and notes receivable, net, of approximately $17.9 million. Significant payment defaults by customers could have a material adverse effect on our results of operations and financial condition.

     Approximately $10.6 million of our total notes receivable at March 31, 2004 related to one customer, a subsidiary of a major Russian energy company. During 2003, this customer became delinquent on approximately $0.8 million of its scheduled principal and interest payments, in addition to becoming delinquent on $1.8 million of its trade receivables. In January 2004, we refinanced the delinquent portion of its notes and trade receivables into a new note totaling $2.6 million, with payments due in equal installments over a twelve-month period. Based on our internal credit review and meetings with the customer and its parent company, we expect that the customer will pay all of its obligations in full and, therefore, no allowance has been established for these receivables.

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

     As of March 31, 2004, we had $80.2 million of indebtedness outstanding (including our lease obligations under our facilities sale-leaseback arrangements). As a result, our interest expense has increased during the three months ended March 31, 2004, and will continued to increase in the foreseeable future when compared to 2003. Our ability to make scheduled payments of principal or interest on, or to refinance, our indebtedness depends on our future business performance, which is subject to many economic, financial, competitive and other factors beyond our control. We do not have a working capital or other senior credit facility in place to finance our working capital needs. Our degree of leverage may have important consequences to our operations, including the following:

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

     Our cash and cash equivalents have declined from $59.5 million at December 31, 2003 to $25.0 million at March 31, 2004, a decrease of $34.5 million, primarily related to our acquisition of Concept in February 2004. Our ability to fund our operations, grow our business and to make scheduled payments on our indebtedness and our other obligations will depend on our financial and operating performance, which in turn will be affected by general economic conditions in the energy industry and by many financial, competitive, regulatory and other factors beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future sources of capital will be available to us in an amount sufficient to enable us to service our indebtedness, including the notes, or to fund our other liquidity needs.

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

     NOTE: The foregoing factors pursuant to the Private Securities Litigation Reform Act of 1995 should not be construed as exhaustive. In addition to the foregoing, we wish to refer readers to other factors discussed elsewhere in this report as well as other filings and reports with the SEC for a further discussion of risks and uncertainties that could cause actual results to differ materially from those contained in forward-looking statements. We undertake no obligation to publicly release the result of any revisions to any such forward-looking statements, which may be made to reflect the events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     We may, from time to time, be exposed to market risk, which is the potential loss arising from adverse changes in market prices, interest rates and foreign currency exchange rates. We traditionally have not entered into significant derivative or other financial instruments other than the warrant granted to SCF, which was terminated in December 2003. We are not currently a borrower under any material credit arrangements that feature fluctuating interest rates, but we have $78.0 million of long-term fixed rate debt outstanding at March 31, 2004. As a result, we are subject to the risk of higher interest costs if this debt is refinanced. If rates are 1% higher at the time of refinancing, our interest costs would increase by approximately $0.8 million annually.

     We have subsidiaries in the Netherlands, United Kingdom, Norway and the United Arab Emirates. Therefore, our financial results may be affected by changes in foreign currency exchange rates. Our consolidated balance sheet at March 31, 2004 reflected approximately $15.5 million of net working capital related to our foreign subsidiaries. A majority of our foreign net working capital is within the Netherlands and United Kingdom. The subsidiaries receive their income and pay their expenses primarily in Euros and British pounds (GBP), respectively. To the extent that transactions of these subsidiaries are settled in Euros or GBP, a devaluation of these currencies versus the U.S. dollar could reduce the contribution from these subsidiaries to our consolidated results of operations as reported in U.S. dollars. We do not hedge the market risk related to fluctuations in foreign currencies.

Item 4. Controls and Procedures

     We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our Exchange Act filings is properly and timely recorded and reported. Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Exchange Act) as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, the information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

     There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

     In February 2004, we issued 1,680,000 shares of our common stock to certain former securityholders of Concept in privately negotiated transactions. These shares were issued in connection with our acquisition of Concept as partial consideration for our acquiring Concept’s outstanding securities. On February 23, 2004, the closing date, the closing price per share of our common stock on the New York Stock Exchange was $6.41.

     We also entered into employment stock option agreements with certain key employees of Concept as material inducements to their joining our company, under which options to purchase up to 365,000 shares of our common stock for an exercise price of $6.42 per share were granted.

     The shares of our common stock issued in connection with the acquisition of the shares of Concept, and the inducement options and shares of common stock issuable upon exercise of the inducement options, were not registered under the Securities Act pursuant to exemptions from registration under that Act. We also granted the Concept securityholders acquiring our common stock certain demand and piggyback registration rights to register the shares acquired by them under a registration rights agreement entered into between IO and those securityholders dated February 23, 2004.

     During the three months ended March 31, 2004, in connection with the lapse of restrictions on shares of our restricted stock held by certain of our employees, we acquired shares of our restricted stock in satisfaction of tax withholding obligations that were incurred on the vesting dates. The dates of acquisition, number of shares and average effective acquisition prices per share, were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
		(b)		(d) Maximum Number
	(a) Total	Average	(c) Total Number of	(or Approximate Dollar
	Number	Price	Shares Purchased as	Value) of Shares that
	of	Paid	Part of Publicly	May Yet Be Purchased
	Shares	per	Announced Plans or	Under the Plans or
Period	Acquired	Share	Programs	Programs
January 1, 2004 to January 31, 2004	—	—	Not applicable	Not applicable
February 1, 2004 to February 29, 2004	—	—	Not applicable	Not applicable
March 1, 2004 to March 31, 2004	14,446	$5.47	Not applicable	Not applicable

Total	14,446	$5.47

Item 6. Exhibits and Reports On Form 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

(b)	Reports on Form 8-K

On March 5, 2004, we filed a Current Report on Form 8-K reporting under Item 2. “Acquisition or Disposition of Assets” and Item 7. “Financial Statements and Exhibits” in connection with our acquisition of Concept Holdings Systems Limited.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INPUT/OUTPUT, INC.

By /s/ J. Michael Kirksey

J. Michael Kirksey
Executive Vice President and Chief Financial Officer

Date: May 10, 2004

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.