Form 10-Q
period 2004-06-30
INPUT OUTPUT INC
filed 2004-08-09
CIK 866609

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 1-12691

INPUT/OUTPUT, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	22-2286646
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12300 PARC CREST DR., STAFFORD, TEXAS	77477
(Address of principal executive offices)	(Zip Code)

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

At July 30, 2004, there were 76,120,474 shares of common stock, par value $0.01 per share, outstanding.

INPUT/OUTPUT, INC. AND SUBSIDIARIES

TABLE OF CONTENTS FOR FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2004

		PAGE
PART I.	Financial Information.
Item 1.	Unaudited Financial Statements.
	Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003	3
	Consolidated Statements of Operations for the three and six months ended June 30, 2004 and June 30, 2003	4
	Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and June 30, 2003	5
	Notes to Unaudited Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30
Item 4.	Controls and Procedures	30
PART II.	Other Information.
Item 2.	Changes in Securities and Use of Proceeds	30
Item 4.	Submission of Matters to a Vote of Security Holders	30
Item 5.	Other Information	31
Item 6.	Exhibits and Reports on Form 8-K	31
GXT Employee Stock Option Plan
Executive Employment Agreement - Mike Lambert
First Amendment to Executive Employment Agreement
Second Amendment to Executive Employment Agreement
Employment Agreement - David L. Roland
Certification of CEO Pursuant to Rule 13a-14a/15d-14a
Certification of CFO Pursuant to Rule 13a-14a/15d-14a
Certification of CEO Pursuant to 18 U.S.C. Section 1350
Certification of CFO Pursuant to 18 U.S.C. Section 1350

INPUT/OUTPUT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2004	2003
	(In thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$36,065	$59,507
Restricted cash	845	1,127
Accounts receivable, net	58,630	34,270
Current portion notes receivable, net	11,920	14,420
Unbilled revenue	9,791	—
Inventories	56,511	53,551
Prepaid expenses and other current assets	4,674	3,703

Total current assets	178,436	166,578
Notes receivable	5,264	6,409
Net assets held for sale	2,430	3,331
Property, plant and equipment, net	39,619	27,607
Multi-client data library, net	16,735	—
Deferred income taxes	1,149	1,149
Goodwill, net	148,270	35,025
Intangible and other assets, net	74,569	9,105

Total assets	$466,472	$249,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt and lease obligations	$5,161	$2,687
Accounts payable	23,035	12,531
Accrued expenses	28,956	15,833
Deferred revenue	13,134	2,060

Total current liabilities	70,286	33,111
Long-term debt and lease obligations, net of current maturities	79,976	78,516
Other long-term liabilities	3,625	3,813
Stockholders’ equity:
Common stock, $0.01 par value; authorized 100,000,000 shares; outstanding 76,086,775 shares at June 30, 2004 and 51,390,334 shares at December 31, 2003, net of treasury stock	770	522
Additional paid-in capital	472,389	296,663
Accumulated deficit	(154,909)	(158,537)
Accumulated other comprehensive income	579	1,292
Treasury stock, at cost, 791,869 shares at June 30, 2004 and 777,423 shares at December 31, 2003	(5,905)	(5,826)
Unamortized restricted stock compensation	(339)	(350)

Total stockholders’ equity	312,585	133,764

Total liabilities and stockholders’ equity	$466,472	$249,204

See accompanying Notes to Unaudited Consolidated Financial Statements.

INPUT/OUTPUT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands, except share and per share data)
Net sales	$62,326	$34,562	$98,614	$75,739
Cost of sales	40,525	31,588	64,552	64,308

Gross profit	21,801	2,974	34,062	11,431

Operating expenses (income):
Research and development	5,380	4,955	9,456	10,473
Marketing and sales	5,016	3,025	8,314	5,836
General and administrative	5,852	5,362	10,545	9,427
Gain on sale of assets	(47)	(82)	(896)	(37)
Impairment of long-lived assets	—	—	—	1,120

Total operating expenses	16,201	13,260	27,419	26,819

Income (loss) from operations	5,600	(10,286)	6,643	(15,388)
Interest expense	(1,497)	(843)	(2,993)	(2,188)
Interest income	290	525	758	1,116
Fair value adjustment of warrant obligation	—	(1,712)	—	(841)
Impairment of investment	—	(2,036)	—	(2,036)
Other income	140	369	158	663

Income (loss) before income taxes	4,533	(13,983)	4,566	(18,674)
Income tax expense (benefit)	347	(297)	938	291

Net income (loss)	$4,186	$(13,686)	$3,628	$(18,965)

Basic net income (loss) per common share	$.07	$(0.27)	$.07	$(0.37)

Weighted average number of common shares outstanding	57,073,916	51,231,189	54,596,409	51,213,041

Diluted net income (loss) per common share	$.07	$(0.27)	$.07	$(0.37)

Weighted average number of diluted common shares outstanding	71,425,088	51,231,189	55,004,577	51,213,041

See accompanying Notes to Unaudited Consolidated Financial Statements.

INPUT/OUTPUT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2004	2003
	(In thousands)
Cash flows from operating activities:
Adjustments to reconcile net income (loss) to cash used in operating activities:
Net income (loss)	$3,628	$(18,965)
Depreciation and amortization	6,421	6,609
Fair value adjustment of warrant obligation	—	841
Impairment of long-lived assets	—	1,120
Write-down of rental equipment	—	2,500
Impairment of investment in Energy Virtual Partners, Inc. (EVP)	—	2,036
Amortization of restricted stock	112	(259)
Gain on sale of assets	(896)	(37)
Bad debt expense	297	288
Change in operating assets and liabilities:
Accounts and notes receivable	(18,924)	(7,587)
Unbilled revenue	(1,076)	—
Inventories	(6,083)	(474)
Accounts payable and accrued expenses	7,148	(3,840)
Deferred revenue	4,588	(3,005)
Other assets and liabilities	473	2,839

Net cash used in operating activities	(4,312)	(17,934)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,722)	(2,337)
Proceeds from the sale of assets	1,588	—
Proceeds from collection of long-term note receivable	5,800	—
Business acquisitions	(174,999)	—
Cash of acquired businesses	2,193	—
Investment in and liquidation of EVP	117	(3,036)

Net cash used in investing activities	(167,023)	(5,373)

Cash flows from financing activities:
Payments on notes payable, long-term debt and lease obligations	(2,165)	(16,362)
Proceeds from issuance of common stock	150,066	—
Proceeds from employee stock purchases and exercise of stock options	408	248
Purchase of treasury stock	(79)	—

Net cash provided by (used in) financing activities	148,230	(16,114)

Effect of change in foreign currency exchange rates on cash and cash equivalents	(337)	1,364

Net decrease in cash and cash equivalents	(23,442)	(38,057)
Cash and cash equivalents at beginning of period	59,507	77,144

Cash and cash equivalents at end of period	$36,065	$39,087

See accompanying Notes to Unaudited Consolidated Financial Statements.

INPUT/OUTPUT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

     The consolidated balance sheet of Input/Output, Inc. and its subsidiaries (collectively referred to as the “Company” or “I/O”) at December 31, 2003 has been derived from the Company’s audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 2004, the consolidated statements of operations for the three and six months ended June 30, 2004 and 2003, and the consolidated statements of cash flows for the six months ended June 30, 2004 and 2003, have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the operating results for a full year or of future operations.

     On June 14, 2004, the Company acquired all of the equity interests in GX Technology Corporation, a Texas corporation (GXT), through a combination of cash and stock option value totaling approximately $151.0 million, including acquisition costs. GXT, headquartered in Houston, Texas, is a leading provider of seismic imaging technology data processing and subsurface imaging services to oil and gas companies. The Company has included in its results of operations the results of GXT from the date of its acquisition.

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

(2) Summary of Significant Accounting Policies

     Refer to the Company’s Annual Report on Form 10-K (as amended by Forms 10-K/A) for the year ended December 31, 2003 for a complete discussion of the Company’s significant accounting policies. There have been no material changes in the current period regarding the significant accounting policies. As a result of the acquisition of GXT, the Company has adopted the following accounting policies related to the capitalization and amortization of multi-client data libraries and revenue recognition for imaging services and multi-client surveys.

     Multi-Client Data Library — The multi-client data library consists of seismic surveys that are offered for licensing to customers on a nonexclusive basis. The capitalized costs include costs paid to third parties for the acquisition of data and related activities associated with the data creation activity and direct internal processing costs, such as imaging, salaries, benefits, and other costs incurred for seismic data project design and management.

     Costs are amortized using the greater of (i) the percentage of actual revenue to the total estimated revenue multiplied by the estimated total cost of the project or (ii) a straight-line basis over the useful economic life of the data.

     The Company forecasts the ultimate revenue expected to be derived from a particular data survey over its estimated useful economic life to determine the costs to amortize, if greater than straight-line amortization. That forecast is made by the Company at the project’s initiation and is reviewed and updated periodically. If, during any such review and update, the Company determines that the ultimate revenue for a survey is expected to be less than the original estimate of total revenue for such survey, the Company increases the amortization rate attributable to future revenue from such survey. In addition, in connection with such reviews and updates, the Company evaluates the recoverability of the multi-client data library, and, if required under SFAS No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets,” records an impairment charge with respect to such data.

     Revenue Recognition — Revenues for imaging services are recognized on the percentage of completion method. During the acquisition and processing phase of a multi-client survey, the Company recognizes pre-funding revenue based on the percentage of completion, similar to the method for imaging services. After completion of a multi-client survey, the Company recognizes revenue upon delivery of data to the customer.

     The Company considers the percentage of completion method to be the best available measure of progress on these contracts. The percentage complete is assessed by measuring the actual progress to the estimated progress of the project. Accordingly, changes in job performance, job conditions, estimated profitability, contract price, cost estimates, and availability of human and computer resources are reviewed periodically as the work progresses and revisions to the percentage completion are reflected in the accounting period in which the facts require such adjustments become known. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. The asset “Unbilled Revenues” represents revenues recognized in excess of amounts billed. The liability “Deferred Revenue” represents amounts billed in excess of revenues recognized.

(3) Stock-Based Compensation

     The Company has elected to continue to follow the intrinsic value method of accounting for equity-based compensation as prescribed by APB Opinion No. 25. If the Company had adopted Statement of Accounting Standards (SFAS) No. 123, net income (loss), basic net income (loss) per share and diluted net income (loss) per share for the periods presented would have changed as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss)	$4,186	$(13,686)	$3,628	$(18,965)
Add: Stock-based employee compensation expense included in reported net income (loss) applicable to common shares	73	53	112	(259)
Deduct: Stock-based employee compensation expense determined under fair value methods for all awards	(628)	(907)	(1,222)	(1,236)

Pro forma net income (loss)	$3,631	$(14,540)	$2,518	$(20,460)

Basic and diluted net income (loss) per common share – as reported	$.07	$(0.27)	$.07	$(0.37)

Pro forma basic and diluted net income (loss) per common share	$.06	$(0.28)	$.05	$(0.40)

     The above amounts are based on the Black-Scholes valuation model. The key variables used in valuing the options were as follows: average risk-free interest rate based on 5-year Treasury bonds, an estimated option term of five years, no dividends and expected stock price volatility of 60% during the three and six months ended June 30, 2004 and 2003.

(4) Segment and Geographic Information

     The Company evaluates and reviews results based on five segments (Land Imaging Systems, Marine Imaging Systems, Data Management Solutions, Seismic Imaging Solutions, and Corporate and Other) to allow for increased visibility and accountability of costs and more focused customer service and product development. The Company measures segment operating results based on income (loss) from operations.

     In June 2004, the Company acquired GXT and combined the operations of the Company’s existing Processing division with GXT to form the Seismic Imaging Solutions segment. Prior to December 31, 2003, the Company included the Processing division within the Land Imaging Systems segment due to its relatively low contribution margin to their operations. In February 2004, the Company acquired Concept Systems Holdings Limited (Concept Systems) and reports its results of operations and assets as the Data Management Solutions segment. See further discussion of the GXT and Concept acquisitions at Note 12 of Notes to Unaudited Consolidated Financial Statements. In addition, prior to June 30, 2004, the Company included its Applied MEMS division within the Land Imaging Systems segment due to its relatively insignificant results of operations. Beginning June 30, 2004, the Company has combined Applied MEMS within its Corporate and Other segment.

     A summary of segment information for the three and six months ended June 30, 2004 and 2003, reclassified for three and six months ended June 30, 2003 to reflect the Seismic Imaging Solutions segment and the combining of Applied MEMS within the Corporate and Other segment, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net sales:
Land Imaging Systems	$36,637	$22,183	$57,275	$53,165
Marine Imaging Systems	13,095	10,877	24,554	19,458

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Data Management Solutions	4,685	—	6,966	—
Seismic Imaging Solutions	7,672	1,284	9,179	2,732
Corporate and Other	237	218	640	384

Total	$62,326	$34,562	$98,614	$75,739

Income (loss) from operations:
Land Imaging Systems	$5,948	$(4,363)	$7,608	$(2,542)
Marine Imaging Systems	2,383	74	5,173	(1,803)
Data Management Solutions	1,189	—	2,110	—
Seismic Imaging Solutions	2,615	(58)	2,696	299
Corporate and Other	(6,535)	(5,939)	(10,944)	(11,342)

Total	$5,600	$(10,286)	$6,643	$(15,388)

Depreciation and amortization:
Land Imaging Systems	$605	$915	$1,304	$2,017
Marine Imaging Systems	577	695	1,133	1,607
Data Management Solutions	600	—	704	—
Seismic Imaging Solutions	1,305	178	1,491	342
Corporate and Other	912	1,247	1,789	2,643

Total	$3,999	$3,035	$6,421	$6,609

	June 30,	December 31,
	2004	2003
Total assets:
Land Imaging Systems	$95,750	$97,150
Marine Imaging Systems	69,191	63,423
Data Management Solutions	50,877	—
Seismic Imaging Solutions	192,766	8,133
Corporate and Other	57,888	80,498

Total	$466,472	$249,204

Total assets by geographic area:
North America	$395,024	$216,761
Europe	67,176	26,842
Middle East	4,272	5,601

Total	$466,472	$249,204

     Intersegment sales are insignificant for all periods presented. Corporate assets include all assets specifically related to corporate personnel and operations, a majority of cash and cash equivalents and all facilities that are jointly utilized by segments. Depreciation and amortization expense is allocated to segments based upon use of the underlying assets.

     A summary of net sales by geographic area is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Europe	$11,699	$4,443	$23,712	$10,203
Asia Pacific	9,270	11,946	17,265	24,361
North America	12,076	6,715	19,382	16,989
Commonwealth of Independent States (CIS)	11,250	3,280	14,628	6,860
Middle East	8,226	6,061	10,721	6,434
Africa	4,504	147	6,710	3,181
Latin America	5,301	1,970	6,196	7,711

Total	$62,326	$34,562	$98,614	$75,739

     Net sales are attributed to geographical locations on the basis of the ultimate destination of the equipment or service, if known, or the geographical area processing and imaging services are provided. If the ultimate destination of such equipment is not known, net sales are attributed to the geographical location of initial shipment.

(5) Accounts and Notes Receivable

     A summary of accounts receivable is as follows (in thousands):

	June 30,	December 31,
	2004	2003
Accounts receivable, principally trade	$60,537	$35,820
Allowance for doubtful accounts	(1,907)	(1,550)

Accounts receivable, net	$58,630	$34,270

     Approximately $4.5 million of the Company’s total accounts receivable at June 30, 2004 related to a July 2003 sale of an Image™ land data acquisition system to a customer located in China. This customer had experienced certain reliability issues with the system. The Company has resolved the reliability issues and is in the process of providing the customer with upgraded system components. All costs associated with the upgrade have previously been accrued as warranty expense. The Company expects to be paid in full once the customer’s Image systems have been upgraded. Therefore, no allowance has been established for this receivable.

     Notes receivable are collateralized by the products sold, bear interest at contractual rates of up to 12.7% per year and are due at various dates through 2006. The weighted average interest rate at June 30, 2004 was 7.7%. A summary of notes receivable, accrued interest and allowance for loan loss is as follows (in thousands):

	June 30,	December 31,
	2004	2003
Notes receivable and accrued interest	$19,797	$23,442
Less allowance for loan loss	(2,613)	(2,613)

Notes receivable, net	17,184	20,829
Less current portion notes receivable, net	11,920	14,420

Long-term notes receivable	$5,264	$6,409

     Approximately $10.4 million and $1.1 million of the Company’s total notes receivable and accounts receivable, respectively, at June 30, 2004 related to one customer, a subsidiary of Yukos, a major Russian energy company. Yukos is currently experiencing financial difficulties, which may result in its becoming subject to insolvency proceedings. During 2003, the customer became delinquent in making scheduled principal and interest payments under its notes to the Company in the amount of approximately $0.8 million, and it became delinquent in payment of approximately $1.8 million in trade payables it also owed to the Company. In January 2004, the Company refinanced these delinquent payment obligations into a new note totaling $2.6 million, with payments due in equal installments over a twelve-month period. During the second quarter of 2004, the customer then became delinquent in payment of all of its existing notes owed to the Company. The Company is currently renegotiating the terms of these notes with the customer and potential new investors in the customer, which may include extending the payment terms under the notes. Based on the discussions with the customer, its parent company, and the potential new investors, the Company expects the customer will pay all of its obligations in full and, therefore, no allowance has been established for these receivables.

(6) Inventories

     A summary of inventories, net of reserves, is as follows (in thousands):

	June 30,	December 31,
	2004	2003
Raw materials and subassemblies	$28,985	$32,675
Work-in-process	4,329	5,872
Finished goods	23,197	15,004

Total	$56,511	$53,551

     As part of the Company’s business plan, the Company is increasing the use of contract manufacturers as an alternative to in-house manufacturing. Under a few of the Company’s outsourcing arrangements, its manufacturing outsourcers first utilize the Company’s on-hand inventory, then directly purchase inventory at agreed-upon quantities and lead times in order to meet the Company’s scheduled deliveries. If demand proves to be less than the Company originally forecasted, the Company’s outsourcer has the right to require the Company to purchase inventory which the outsourcer had purchased relative to the Company’s products. However, since the Company now typically issues purchase orders to the Company’s outsourcers based upon its short-term forecast (usually six months or less), the Company believes that it has reduced the risk that it may be required to purchase inventory that it may never utilize.

     In October 2003, the Company purchased certain marine equipment for $3.2 million for an anticipated sale to a potential customer. However, this potential customer ceased negotiations with the Company after it failed to be awarded an expected survey. Since the purchase, the Company has sold or leased approximately $1.7 million of costs of this equipment. As of June 30, 2004, approximately $1.5 million of this equipment remained available for sale or lease by the Company, and the Company expects to sell or lease all the equipment in 2004.

(7) Net Assets Held For Sale

     In July 2003, the Company completed the closure of its Alvin, Texas manufacturing facility and has entered into a contract for its sale, which is expected to close in the second half of 2004. At June 30, 2004, the facility and related land had a net carrying value of $2.4 million and is classified as “Held for Sale” under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. In January 2004, the Company completed the sale of 16.75 acres of land located across from its headquarters in Stafford, Texas, receiving net proceeds of $1.5 million and resulting in a gain on the sale of $0.6 million.

(8) Multi-Client Data Library

     The multi-client data library consists of seismic surveys that are offered for licensing to customers on a nonexclusive basis. The capitalized costs include costs paid to third parties for the acquisition of data and related activities associated with the data creation activity and direct internal processing costs, such as imaging, salaries, benefits, and other costs incurred for seismic data project design and management. Multi-client data library creation and amortization consisted of the following:

June 30,
2004
Gross costs of multi-client data creation	$17,345
Less accumulated amortization	(610)

Total	$16,735

(9) Non-Cash Investing and Financing Activities

     In February 2004, the Company acquired all of the share capital of Concept Systems. As part of the consideration, the Company issued 1,680,000 of its common shares. Also, in June 2004, the Company acquired all of the equity interest in GXT. As part of the purchase consideration of the GXT acquisition, the Company terminated a portion of the outstanding GXT stock options and assumed certain outstanding GXT stock options, the terms of which now provide that such stock options represent fully vested stock options to purchase up to 2,916,590 shares of the common stock of the Company at a weighted average exercise price of $1.98 per share. These options had an approximate fair value of $14.6 million. See further discussion of these acquisitions at Note 12 of Notes to Unaudited Consolidated Financial Statements.

     During the six months ended June 30, 2004 and 2003, respectively, the Company transferred $4.4 million and $1.9 million, respectively, of inventory at cost, to property, plant and equipment. Also, during the six months ended June 30, 2003, the Company sold previously leased marine rental equipment to a customer via a note agreement for $1.4 million.

(10) Net Income (Loss) per Common Share

     Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is determined on the assumption that outstanding dilutive stock options have been exercised and the aggregate proceeds were used to reacquire common stock using the average price of such common stock for the period. The total number of options outstanding at June 30, 2004 and 2003 were 9,013,446 and 6,714,600, respectively. In December 2003, the Company issued $60.0 million of senior notes convertible into its common stock, which represents 13,888,890 total common shares. The convertible notes are dilutive for the three months ended June 30, 2004, and therefore are included in the diluted net income per common share for the three months ended June 30, 2004. However, the convertible notes are anti-dilutive for the six months ended June 30, 2004, and therefore are excluded from the diluted net income per common share for the six months ended June 30, 2004.

     The following table summarizes the calculation of the net income impact from the assumed convertible debt conversion and the calculation of the weighted average number of common shares and weighted average number of diluted common shares outstanding for purposes of the computation of basic net income (loss) per common share and diluted net income (loss) per common share (in thousands, except share and per share amounts):

	Three Months June 30,		Six Months June 30,
	2004	2003	2004	2003
Net income (loss)	$4,186	$(13,686)	$3,628	$(18,965)
Income impact of assumed convertible debt conversion	648	—	—	—

Net income (loss) after impact of assumed convertible debt conversion	$4,834	$(13,686)	$3,628	$(18,965)

Weighted average number of common shares outstanding	57,073,916	51,231,189	54,596,409	51,213,041
Effect of convertible debt conversion	13,888,890	—	—	—
Effect of dilutive stock options	462,282	—	408,168	—

Weighted average number of diluted common shares outstanding	71,425,088	51,231,189	55,004,577	51,213,041

Basic net income (loss) per common share	$0.07	$(0.27)	$0.07	$(0.37)

Diluted net income (loss) per common share	$0.07	$(0.27)	$0.07	$(0.37)

(11) Notes Payable, Long Term Debt and Lease Obligations

     GXT has entered into a series of equipment loans that are due in installments for the purpose of financing the purchase of computer equipment, in the form of capital leases expiring in various years through 2007. Interest charged under these loans range from 5.8% to 18.0% and are collateralized by liens on the computer equipment. The assets and liabilities under these capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are depreciated over the lower of their related lease terms or their estimated productive lives. The unpaid balance at June 30, 2004 was $5.5 million. In addition, GXT has in place a $1.9 million equipment line of credit. Under the terms of the agreement, each loan drawn down upon will mature at 36 months from the date of the loan’s inception. The interest rate of each loan is fixed at its inception and is determined based on the five-year treasury rate plus a margin of 3.5%. At June 30, 2004, $0.2 million was outstanding under this equipment line of credit.

     In December 2003, the Company issued $60.0 million of convertible senior notes, which mature on December 15, 2008. The notes bear interest at an annual rate per annum of 5.5%, payable semi-annually. The notes, which are not redeemable prior to their maturity, are convertible into the Company’s common stock at an initial conversion rate of 231.4815 shares per $1,000 principal amount of notes (a conversion price of $4.32 per share), which represents 13,888,890 total common shares. The Company paid $3.5 million in underwriting and professional fees, which have been recorded as deferred financing costs and are being amortized over the term of the notes.

     In May 2003, the Company financed $0.5 million of insurance costs through the execution of a short-term note payable. The principal and interest on the note were due on a monthly basis and bore interest at a rate of 5.75% per annum with final payment made in February 2004. In August 2003, the Company financed an additional $1.4 million of insurance costs on similar terms, with the final payment made in May 2004.

     In August 2002, in connection with the repurchase of its Series B Preferred Stock, the Company issued a $31.0 million unsecured promissory note due May 7, 2004, which bore interest at 8% per year until May 7, 2003, at which time the interest rate increased to 13% per annum. Interest was payable in quarterly payments, with all principal and unpaid interest due on May 7, 2004. The Company recorded interest on this note at an effective rate of approximately 11% per year over the life of the note. In May 2003, the Company repaid $15.0 million of the note and in December 2003, the Company repaid in full the remaining outstanding principal balance of $16.0 million plus accrued interest.

     In July 2002, in connection with the acquisition of AXIS Geophysics, Inc. (AXIS), the Company entered into a $2.5 million three-year unsecured promissory note payable to the former shareholders of AXIS, bearing interest at 4.34% per year. Principal was payable in quarterly payments of $0.2 million plus interest, with final payment due in July 2005. The unpaid balance at June 30, 2004 was $1.1 million.

     In August 2001, the Company sold its corporate headquarters and manufacturing facility located in Stafford, Texas for $21.0 million. Simultaneously with the sale, the Company entered into a non-cancelable lease with the purchaser of the property. The lease has a twelve-year term with three consecutive options to extend the lease for five years each. The Company has no purchase option under the lease. As a result of the lease terms, the commitment was recorded as a twelve-year, $21.0 million lease obligation with an implicit interest rate of 9.1% per annum. The unpaid balance at June 30, 2004 was $18.3 million. The Company paid $1.7 million in commissions and professional fees, which have been recorded as deferred financing costs and are being amortized over the twelve-year term of the lease obligation. At June 30, 2003, the Company failed to meet the tangible net worth requirement under this lease. Therefore, in the third quarter of 2003, the Company provided a letter of credit to the landlord of the property in the amount of $1.5 million. To secure the issuance of the letter of credit, the Company was required to deposit $1.5 million with the issuing bank. This letter of credit will remain outstanding until the Company is back in compliance with the tangible net worth requirement for eight consecutive quarters, or until the expiration of the eighth year of the lease in 2009. The deposit has been classified as a long-term other asset.

     A summary of future principal obligations under the notes payable and lease obligations is as follows (in thousands):

Years Ended December 31,
2004	$2,941
2005	4,607
2006	2,354
2007	1,648
2008	61,763
2009 and thereafter	11,824

Total	$85,137

(12) Acquisitions

     On June 14, 2004, the Company purchased all the equity interest in GXT. GXT, headquartered in Houston, Texas, is a leading provider of seismic imaging technology data processing and subsurface imaging services to oil and gas companies. The purchase price was approximately $136.3 million in cash, including acquisition costs, and the assumption of GXT stock options, which now represent fully vested stock options to purchase 2,916,590 shares of I/O common stock, valued at $14.6 million. The Company issued to certain key employees inducement options to purchase up to 434,000 shares of its common stock for an exercise price of $7.09 per share. The inducement options vest over a four-year period. The Company acquired GXT as part of its strategy to expand the range of offerings it can provide to its customers. Following the acquisition, the combined company is positioned to offer a range of seismic imaging solutions that integrate both seismic acquisition equipment and seismic imaging and data processing services.

     On February 23, 2004, the Company purchased all the share capital of Concept Systems. Concept Systems, based in Edinburgh, Scotland, is a provider of software, systems and services for towed streamer, seabed and land seismic operations. The purchase price was approximately $38.7 million in cash, including acquisition costs, and 1,680,000 shares of the Company’s common stock, valued at $10.8 million. The Company issued to certain key employees inducement options to purchase up to 365,000 shares of its common stock for an exercise price of $6.42 per share. The options vest over a four-year period. The Company acquired Concept Systems as part of its strategy to develop solutions that integrate complex data streams from multiple seismic sub-systems, including source, source control, positioning, and recording in all environments, including land, towed streamer, and seabed acquisition.

     The acquisitions were accounted for by the purchase method, with the purchase price allocated to the fair value of assets purchased and liabilities assumed. As of June 30, 2004, the allocation of the purchase price of GXT and Concept Systems was based upon preliminary fair value studies, which will be finalized in the second half of 2004. The preliminary allocations of the purchase prices, including related direct costs, for the acquisitions of GXT and Concept Systems are as follows (in thousands):

	GXT	Concept Systems
Fair values of assets and liabilities:
Net current assets (liabilities)	$(5,830)	$2,289
Property, plant and equipment	11,304	548

	GXT	Concept Systems
Multi-client data library	17,345	—
Intangible assets	46,077	21,520
Goodwill	88,186	25,059
Capital lease obligations	(6,099)	—

Total allocated purchase price	150,983	49,416
Less non-cash consideration – issuance of common stock	—	(10,763)
Less non-cash consideration – fair value of fully vested stock options issued	(14,637)	—
Less cash of acquired business	(2,193)	—

Cash paid for acquisition, net of cash acquired	$134,153	$38,653

     The intangible assets of GXT relate to customer relationships, propriety technology, non-compete agreements and its trade name, which are being amortized over their estimated useful lives ranging from two to 15 years. The intangible assets of Concept Systems relate to computer software, customer relationships and its trade name, which are being amortized over their estimated useful lives ranging from five to 15 years.

     The following summarized unaudited pro forma consolidated income statement information for the three and six months ended June 30, 2004 and 2003, assumes that the GXT and Concept Systems acquisitions had occurred as of the beginning of the period presented. The Company has prepared these unaudited pro forma financial results for comparative purposes only. These unaudited pro forma financial results may not be indicative of the results that would have occurred if we had completed the acquisitions as of the beginning of the period presented or the results that will be attained in the future. Amounts presented below are in thousands, except for the per share amounts:

	Pro forma		Pro forma
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net sales	$74,915	$48,787	$132,677	$103,032
Income (loss) from operations	$3,573	$(9,353)	$5,064	$(14,154)
Net income (loss)	$1,979	$(12,937)	$3,158	$(18,096)
Basic net income (loss) per common share	$0.03	$(0.18)	$0.04	$(0.34)
Diluted net income (loss) per common share	$0.03	$(0.18)	$0.04	$(0.34)

(13) Stockholders’ Equity

     In June 2004, the Company and certain non-employee selling shareholders sold in an underwritten public offering 20,209,631 shares of common stock. The shares were priced at $7.00 per share, resulting in net proceeds of $130.9 million to the Company. The net proceeds from this equity offering were used to purchase all of the equity interests in GXT. Of the shares sold in the offering, 209,631 shares were sold by certain selling stockholders, for which the Company did not receive any proceeds. In addition, the underwriters exercised their over-allotment option, purchasing an additional 2,928,700 shares of common stock, resulting in additional net proceeds to the Company of approximately $19.2 million. The net proceeds from the over-allotment are available to support the Company’s on-going working capital requirements.

(14) Impairment of Long-Lived Assets

     During the first quarter of 2003, the Company initiated an evaluation of its solid streamer project and concluded it would no longer internally pursue this product for commercial development. In conjunction with this evaluation, certain fixed assets and patented technology within the Marine Imaging Systems segment were deemed impaired in accordance with SFAS No. 144. As a result, fixed assets of $0.5 million and intangible assets of $0.6 million were considered impaired and written off as a charge against earnings in the first quarter of 2003. In addition, inventory associated with this project of approximately $0.2 million was written off and included within research and development expenses in the first quarter of 2003.

     In the second quarter of 2003, the Company incurred a $2.5 million charge to cost of sales related to the write-down of equipment associated with the Company’s first generation radio-based VectorSeis® land acquisition systems. This equipment was an older generation of the Company’s technology; therefore, the market demand and its net realizable value was significantly less than the Company’s current generation VectorSeis land acquisition systems. The method of determining fair value was based on the forecasted cash flows (discounted) for the use of this equipment.

(15) Investment in Energy Virtual Partners, Inc.

     In April 2003, the Company invested $3.0 million in Series B Preferred securities of Energy Virtual Partners, Inc. (EVP) for 22% of the outstanding ownership interests and 12% of the outstanding voting interests. EVP provided asset management services to large oil and gas companies to enhance the value of their oil and gas properties. This investment was accounted for under the cost method for investment accounting. Robert P. Peebler, the Company’s President and Chief Executive Officer, had founded EVP in April 2001 and had served as EVP’s President and Chief Executive Officer until joining I/O in March 2003.

     During the second quarter of 2003, EVP failed to close two anticipated asset management agreements, which resulted in EVP’s management re-evaluating its business model and adequacy of capital. During August 2003, the board of directors of EVP voted to liquidate EVP. For that reason, in the second quarter of 2003, the Company wrote its investment down to its approximate liquidation value of $1.0 million. Mr. Peebler offered, and the Company agreed, that all proceeds Mr. Peebler received from the liquidation of EVP were to be paid to the Company. In December 2003, the Company received liquidation payments of $0.7 million from EVP and $0.1 million from Mr. Peebler. In March 2004, the Company received final liquidation payments of $0.1 million from EVP and $0.01 million from Mr. Peebler.

(16) Deferred Income Tax

     In 2002, the Company established an additional valuation allowance to reserve for substantially all of its net deferred tax assets. Subsequent to that date, the Company has continued to record a valuation allowance for its net deferred tax assets, which are primarily net operating loss carryforwards. The establishment of this valuation allowance does not affect the Company’s ability to reduce future tax expense through utilization of prior years’ net operating losses. At June 30, 2004 and December 31, 2003, the unreserved deferred income tax asset of $1.1 million represents the Company’s prior alternative minimum tax payments that are recoverable through the carryback of net operating losses. Income tax expense (benefit) for the three and six months ended June 30, 2004 and 2003, reflects state and foreign taxes and a federal tax refund of $0.6 million received in the second quarter of 2003.

     The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” which places primary importance on the Company’s cumulative operating results in the most recent three-year period when assessing the need for a valuation allowance. The Company’s results for those periods were heavily affected by industry conditions, and deliberate and planned business restructuring activities in response to the prolonged downturn in the seismic equipment market, as well as heavy expenditures on research and development. Nevertheless, previous losses represented sufficient negative evidence to establish an additional valuation allowance. The Company has continued to reserve substantially all of its net deferred tax assets and will continue until there is sufficient positive evidence to warrant reversal.

(17) Comprehensive Net Income (Loss)

     The components of comprehensive net income (loss) are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss)	$4,186	$(13,686)	$3,628	$(18,965)
Foreign currency translation adjustment	(330)	1,939	(713)	1,783

Comprehensive net income (loss)	$3,856	$(11,747)	$2,915	$(17,182)

(18) Restructuring Activities

     A summary of the Company’s restructuring programs is as follows (in thousands):

			2003	2004
			Restructuring	Restructuring
	2002 Restructuring Plan		Plan	Plan
	Severance	Abandoned	Severance	Severance
	Costs	Lease Costs	Costs	Costs
Accruals at January 1, 2003	$1,009	$1,345	$—	$—
Severance expense	—	—	700	—
Adjustment to accrual	—	(138)	—	—
Cash payments during the period	(325)	(218)	(598)	—

Accruals at June 30, 2003	$684	$989	$102	$—

Accruals at January 1, 2004	$94	$640	$98	$—
Severance expense	—	—	—	187
Cash payments during the period	(57)	(143)	(52)	(187)

Accruals at June 30, 2004	$37	$497	$46	$—

     In January 2004, the Company announced the consolidation of three operating units within its Land Imaging Systems segment into one division and in April 2004, consolidated two operating units within its Marine Imaging Systems segment into one division. These consolidations have and/or will eliminate approximately twenty full-time positions. The Company expects to incur additional severance charges of $0.2 million in the third and fourth quarter of 2004.

(19) Commitments and Contingencies

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

     Product Warranty Liabilities: The Company generally warrants that all manufactured equipment will be free from defects in workmanship, materials and parts. Warranty periods range from 90 days to three years from the date of original purchase, depending on the product. The Company provides for estimated warranty as a charge to cost of sales at time of sale, which is when estimated future expenditures associated with such contingencies become probable and reasonably estimated. However, new information may become available, or circumstances (such as applicable laws and regulations) may change, thereby resulting in an increase or decrease in the amount required to be accrued for such matters (and therefore a decrease or increase in reported net income in the period of such change). A summary of warranty activity is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Balance at beginning of period	$3,150	$2,945	$3,433	$2,914
Accruals for warranties issued during the period	1,199	944	1,464	1,170
Settlements made (in cash or in kind) during the period	(788)	(498)	(1,336)	(693)

Balance at end of period	$3,561	$3,391	$3,561	$3,391

(20) Recent Accounting Pronouncements

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

     In March 2004, the FASB issued an exposure draft entitled “Share-Based Payment, and Amendment of FASB Statements No. 123 and 95.” This proposed statement addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and generally would require instead that such transactions be accounted for using a fair-value-based method. As proposed, this statement would be effective for the Company on January 1, 2005. The Company is currently evaluating the effect this proposed standard will have on their results of operations or financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

     The prevailing low levels of traditional seismic activity for the past number of years have presented a challenging environment for companies involved in the seismic industry. This environment, along with product life cycle developments affecting our traditional product lines, have been the principal factors affecting our results of operations in recent years.

     Our traditional business segments have involved the manufacture and sale of land, marine and transition zone seismic instrumentation for oil and gas exploration and production. In the last year, however, we have changed our overall focus toward being a provider of seismic imaging technology for and solutions exploration, production and reservoir monitoring in land and marine, including shallow water and marsh, environments.

     Recently, there have been positive developments and, in the opinion of our management, favorable trends for our business, which include the following:

•	The prevailing high commodity prices for oil and natural gas, which have resulted in oil and gas companies budgeting greater amounts for exploration and development activities,

•	The increasing worldwide demand for hydrocarbons,

•	The increasing use of advanced-technology products and services by oil companies for exploration and for enhancement of production from their existing reserves,

•	The increasing needs of exploration and production companies for seismic surveys that are custom-designed to meet complex geological formation characteristics, and

•	The increasing need for more sophisticated information tools to monitor and assess new and producing oil and gas reservoirs.

     Our strategy involves repositioning our company as a seismic imaging company, providing both equipment and services across a broader spectrum of the seismic technology industry than merely an equipment manufacturer and sales company. The advantages of our products and services that incorporate full-wave digital imaging capabilities will, we believe, ultimately drive the demand for new survey designs and the associated processing and interpretive skills that we possess. We believe that our products that digitally monitor seismic characteristics of reservoirs will reduce the costs of performing multiple seismic surveys over the same areas, thereby reducing overall seismic costs for operators and owners of the reserves.

     As part of this strategy we acquired Concept Systems in February 2004. Concept Systems, based in Edinburgh, Scotland, is a provider of software, systems and services for towed streamer, seabed and land seismic operations. We acquired Concept Systems as part of our strategy to develop solutions that integrate complex data streams from multiple seismic sub-systems, including source, source control, positioning, and recording in all environments, including land, towed streamer, and seabed acquisition.

     We also acquired GXT in June 2004. GXT, headquartered in Houston, Texas, is a leading provider of seismic imaging technology data processing and subsurface imaging services to oil and gas companies. We acquired GXT as part of our strategy to expand the range of offerings we can provide to our customers. Imaging of the subsurface requires advanced equipment technology used in the seismic data acquisition process along with specialized services to process the acquired seismic data. The historic strength of our company was in designing and manufacturing seismic equipment. GXT’s historic strength was in high-end seismic data processing. Following the acquisition, the combined company is better positioned to offer a broader range of seismic imaging solutions that integrate both seismic acquisition equipment and seismic imaging and data processing services. These integrated solutions should provide more accurate images of the subsurface which can be delivered to customers at a lower cost and in a shorter period of time.

     We continue to see market acceptance of our new products. In our Land Imaging Systems division we commercialized and sold our System Four Digital/Analog land acquisition system. This system provides a hybrid capability for recording seismic data using digital VectorSeis sensors or standard analog geophones, in any combination. In our Marine Imaging Systems division we have continued to deliver on our VectorSeis Ocean-Bottom contract with Terra Seismic Services.

Results of Operations

     Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

     Net Sales: Net sales of $62.3 million for the three months ended June 30, 2004 increased $27.8 million, or 80%, compared to the corresponding period last year. Land Imaging Systems’ net sales increased $14.5 million, or 65%, to $36.6 million compared to $22.2 million in the corresponding period of last year. The increase was due to an increase in sales of our VectorSeis® System Four cable-based land acquisition system which we commercialized in the second quarter of 2003. We also had an increase in sales of our sensor geophone and vibrator truck product lines. Also, in the second quarter of 2004 we commercialized and sold our first System Four Digital/Analog land acquisition system. Our Marine Imaging System’s net sales increased $2.2 million, or 20%, to $13.1 million compared to $10.9 million in the corresponding period of last year. The increase was due to the continued deliveries of our VectorSeis Ocean-Bottom acquisition system. This product offering was commercialized in the first quarter of 2004 and represents a new technology for seismic imaging directly from the seabed floor. Our Seismic Imaging Solutions’ net sales increased $6.4 million, to $7.7 million compared to $1.3 million in the corresponding period last year. The increase is due to the acquisition of GXT (in June 2004), which contributed $5.6 million to our net sales. Also, Concept Systems, which we acquired February 2004, contributed $4.7 million to our net sales. See further discussion of the acquisitions of GXT and Concept Systems at Note 12 of Notes to Unaudited Consolidated Financial Statements.

     Gross Profit and Gross Profit Percentage: Gross profit of $21.8 million for the three months ended June 30, 2004 increased $18.8 million, compared to the corresponding period last year. Gross profit percentage for the three months ended June 30, 2004 was 35% compared to 9% in the prior year. The improvement in gross profit was driven mainly by the contributions from Concept Systems and GXT, the sale of new products within our Marine Imaging Systems segment, such as our VectorSeis Ocean-Bottom acquisition system and follow-on sales of VectorSeis System Four land acquisition systems and our first sale of our System Four Digital/Analog land acquisition system by our Land Imaging Systems segment. Also, as noted in Note 14 of Notes to the Unaudited Consolidated Financial Statements, negatively affecting gross profits during the three months ended June 30, 2003 was a $2.5 million write-down of equipment associated with our first generation radio-based VectorSeis land acquisition system.

     Research and Development: Research and development expense of $5.4 million for the three months ended June 30, 2004 increased $0.4 million, or 9%, compared to the corresponding period last year. This increase is largely due to the acquisition of Concept Systems (in February 2004), which added $0.9 million to our research and development expenses. The significant research and development project in second quarter of 2004 was our System Four Digital/Analog land acquisition system which we commercialized in the quarter. In the second quarter of 2003, we entered the commercial phase of our VectorSeis System Four cable-based land acquisition system.

     Marketing and Sales: Marketing and sales expense of $5.0 million for the three months ended June 30, 2004 increased $2.0 million, or 66%, compared to the corresponding period last year. The increase is primarily a result of the acquisitions of Concept Systems in February 2004 and GXT in June 2004, which added $0.5 million and $0.7 million, respectively, to our marketing and sales expense. We also had an increase in sales commissions resulting from an increase in sales between the periods of comparison.

     General and Administrative: General and administrative expense of $5.9 million for the three months ended June 30, 2004 increased $0.5 million, or 9%, compared to the corresponding period last year. The increase in general and administrative expense is primarily attributable to an increase in legal fees associated with various ongoing legal matters in our ordinary course of business. Also, a portion of this increase is due to the acquisitions of Concept Systems in February 2004 and GXT in June 2004. Included in general and administrative expenses for the three months ended June 30, 2003, were $0.6 million of executive employment contract termination costs; there were no corresponding charges incurred during the three months ended June 30, 2004.

     Net Interest Expense: Total net interest expense of $1.2 million for the three months ended June 30, 2004 increased $0.9 million compared to the corresponding period last year. The increase is largely due to the issuance of $60.0 million of our convertible senior notes, which mature in December 2008. These convertible notes were issued in December 2003 and bear interest at an annual rate of 5.5%, payable semi-annually. We acquired GXT in June 2004, which typically finances its equipment purchases through equipment loans. At June 30, 2004, GXT had $5.7 million outstanding under their equipment loans and equipment line of credit. As a result, we expect our interest expense will further increase in the second half of 2004 when compared to the first half of 2004.

     Fair Value Adjustment of Warrant Obligation: The fair value adjustment of warrant obligation totaling $1.7 million was due to a change in the fair value between April 1, 2003 and June 30, 2003 of our previously outstanding common stock warrant. No comparable adjustment was recorded in the second quarter of 2004 because this warrant was exchanged for 125,000 shares of our common stock in December 2003.

     Impairment of Investment: Impairment of investment of $2.0 million for the three months ended June 30, 2003 related to the write-down of our investment in Energy Virtual Partners, Inc. (EVP) to its approximate liquidation value of $1.0 million. See further discussion in Note 15 of Notes to the Unaudited Consolidated Financial Statements.

     Income Tax Expense (Benefit): Income tax expense for the three months ended June 30, 2004 was $0.3 million compared to an income tax benefit of $0.3 million for three months ended June 30, 2003. Income tax expense for the three months ended June 30, 2004 and 2003 reflected only state and foreign taxes, since we continue to maintain a valuation allowance for substantially all of our net deferred tax assets. The income tax benefit for the three months ended June 30, 2003, included a $0.6 million federal tax refund.

     Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

     Net Sales: Net sales of $98.6 million for the six months ended June 30, 2004 increased $22.9 million, or 30%, compared to the corresponding period last year. Land Imaging Systems’ net sales increased $4.1 million, or 8%, to $57.3 million compared to $53.2 million in the corresponding period of last year. The increase is primarily due to an increase in sales of our sensor geophones and the sale of our first System Four Digital/Analog land acquisition system which we commercialized in the second quarter of 2004. Our Marine Imaging System’s net sales increased $5.1 million, or 26%, to $24.6 million compared to $19.5 million in the corresponding period of last year. The increase was due to the first sales of our VectorSeis Ocean-Bottom acquisition system. This product offering was commercialized in the first quarter of 2004 and represents a new technology for seismic imaging directly from the seabed floor. Our Seismic Imaging Solutions’ net sales increased $6.4 million, to $9.2 million compared to $2.7 million in the corresponding period last year. The increase is due to the acquisition of GXT (in June 2004), which contributed $5.6 million to our net sales. Also, Concept Systems, which we acquired February 2004, contributed $7.0 million to our net sales.

     Gross Profit and Gross Profit Percentage: Gross profit of $34.1 million for the six months ended June 30, 2004 increased $22.6 million, compared to the corresponding period last year. Gross profit percentage for the six months ended June 30, 2004 was 35% compared to 15% in the prior year. The improvement in gross profit was driven mainly by the contributions from Concept Systems and GXT, the sale of new products within our Marine Imaging Systems segment, such as our VectorSeis Ocean-Bottom acquisition system and follow-on sales of VectorSeis System Four land acquisition systems and our first sale of our System Four Digital/Analog land acquisition system by our Land Imaging Systems segment. Negatively affecting gross profits in 2003, was a $2.5 million write-down of equipment associated with our first generation radio-based VectorSeis land acquisition system. See further discussion of this write-down at Note 14 of Notes to the Unaudited Consolidated Financial Statements.

     Research and Development: Research and development expense of $9.5 million for the six months ended June 30, 2004 decreased $1.0 million, or 10%, compared to the corresponding period last year. This decrease primarily reflects lower prototype expenses in 2004 and the cancellation of our solid streamer project in 2003. In the first quarter of 2003, we entered into the commercial phase of our VectorSeis System Four radio-based land acquisition system project and entered the commercial phase of our VectorSeis System Four cable-based land acquisition system project in the second quarter of 2003. The significant research and development project in the first six months of 2004 was on our System Four Digital/Analog land acquisition system which we commercialized in the second quarter of 2004. The decrease in research and development expense is partially offset by the acquisition of Concept Systems, which we acquired in February 2004.

     Marketing and Sales: Marketing and sales expense of $8.3 million for the six months ended June 30, 2004 increased $2.5 million, or 42%, compared to the corresponding period last year. The increase is primarily a result of the acquisitions of Concept Systems in February 2004 and GXT in June 2004, which added $0.8 million and $0.7 million, respectively, to our marketing and sales expense. Sales commissions increased as a result of an increase in sales between the periods of comparison. Also, the increase in marketing and sales expense is due to our expanding our sales force within China and Russia. In 2002, we opened our sales representative office in Beijing, China, and we further expanded our personnel and travel to the region throughout 2003 and the first half of 2004. In addition, in the first quarter of 2004, we opened a new sales representative office in Moscow.

     General and Administrative: General and administrative expense of $10.5 million for the six months ended June 30, 2004 increased $1.1 million, or 12%, compared to the corresponding period last year. The increase in general and administrative expense is primarily attributable to an increase in legal fees associated with various ongoing legal matters in our ordinary course of business. Also, a portion of the increase is due to the acquisitions of Concept Systems in February 2004 which added $0.4 million to our general and administrative expenses. Included in general and administrative expenses for the six months ended June 30, 2003, were $0.8 million of executive employment contract termination costs, partially offset by $0.7 million credit related to the cancellation of unvested restricted stock. There were no corresponding charges incurred during the six months ended June 30, 2004.

     Gain on Sale of Assets: Gain on sale of assets of $0.9 million for the six months ended June 30, 2004 primarily related to the sale of land across from our headquarters in Stafford, Texas in the first quarter of 2004.

     Impairment of Long-Lived Assets: Impairment of long-lived assets of $1.1 million for the six months ended June 30, 2003 relates to the cancellation of our solid streamer project within the Marine Imaging Systems segment in the first quarter of 2003. As such, certain assets were impaired and other related assets and costs were written off. See further discussion of this impairment at Note 14 of Notes to Unaudited Consolidated Financial Statements.

     Net Interest Expense: Total net interest expense of $2.2 million for the six months ended June 30, 2004 increased $1.2 million, compared to the corresponding period last year. The increase is largely due to the issuance of $60.0 million of our convertible senior notes, which mature in December 2008. The convertible notes were issued in December 2003 and bear interest at an annual rate of 5.5%, payable semi-annually. In May 2003, we repaid $15.0 million in outstanding debt under an unsecured promissory note which we had issued in 2002 in exchange for repurchase of our Series B Preferred Stock. We recorded interest under this note at its effective rate of 11%. In addition, at June 30, 2004, GXT had $5.7 million outstanding under their equipment loans and equipment line of credit. As a result, we expect our interest expense will further increase in the second half of 2004 when compared to the first half of 2004.

     Fair Value Adjustment of Warrant Obligation: The fair value adjustment of the warrant obligation totaling $0.8 million was due to a change in the fair value between January 1, 2003 and June 30, 2003 of our previously outstanding common stock warrant. No comparable adjustment was recorded in the six months ended June 30, 2004 because this warrant was exchanged for 125,000 shares of our common stock in December 2003.

     Impairment of Investment: Impairment of investment of $2.0 million for the six months ended June 30, 2003 related to the write-down of our investment in EVP to its approximate liquidation value of $1.0 million. See further discussion in Note 15 of Notes to the Unaudited Consolidated Financial Statements.

     Income Tax Expense: Income tax expense for the six months June 30, 2004 was $0.9 million compared to $0.3 million for the six months ended June 30, 2003. Income tax expense for the six months ended June 30, 2004 and 2003 reflected only state and foreign taxes, since we continue to maintain a valuation allowance for substantially all of our net deferred tax assets. Income tax expense for the six months ended June 30, 2003 was partially offset by a federal tax refund of $0.6 million.

Liquidity and Capital Resources

     In June 2004, we issued 22,928,700 shares of our common stock at $7.00 per share resulting in proceeds, net of fees, of $150.1 million. Approximately $136.3 million of the proceeds from this equity offering were used to fund our acquisition of GXT, with the remainder of the proceeds being available to fund our ongoing operational requirements. Also, in February of 2004, we purchased Concept Systems for $38.7 million in cash, including acquisition costs, and issued 1,680,000 of our common shares. The proceeds to fund the Concept Systems acquisition was the result of the $60.0 million of 5.5% convertible senior notes which we issued in December 2003. These notes mature in 2008 and are convertible into our common stock at anytime prior to their maturity at an initial conversion rate of 231.4815 shares per $1,000 principal amount of notes (a conversion price of $4.32), which represents 13,888,890 total common shares.

     We currently do not have a revolving line of credit or similar debt financing sources in place, other than GXT’s $1.9 million equipment line of credit, to support our working capital requirements; however, we may seek a revolving line of credit to support our working capital requirements. We can give no assurances as to whether a line of credit will be obtained, and if so, whether the terms of such a line of credit will be advantageous to us, or if the amounts available for borrowing will be sufficient for our purposes. However, based upon our management’s internal revenue forecast, our liquidity requirements in the near term and our projected increase in seismic activity primarily outside of North America, we currently believe that the combination of our projected internally generated cash and our working capital (including cash and cash equivalents on hand), will be adequate to meet our anticipated capital and liquidity requirements for the next twelve months.

Cash Flow from Operations

     We have historically financed operations from internally generated cash and funds from equity and debt financings. Cash and cash equivalents were $36.1 million at June 30, 2004, a decrease of $23.4 million, or 39%, compared to December 31, 2003. Net cash used in operating activities was $4.3 million for the six months ended June 30, 2004, compared to cash used in operating activities of $17.9 million for the six months ended June 30, 2003. The net cash used in our operating activities for the six months ended June 30, 2004 was primarily due to increases in our receivables and inventory, which was due to our increase in sales during the six months ended June 30, 2004. Partially offsetting the increase in receivables and inventory was a corresponding increase in accounts payable and accrued expenses, also due to increased sales activity.

Cash Flow from Investing Activities

     Net cash flow used in investing activities was $167.0 million for the six months ended June 30, 2004, compared to $5.4 million for the six months ended June 30, 2003. The principal investing activity was related to our purchase of Concept Systems and GXT. In February 2004 we purchased Concept Systems for $38.7 million of cash, including acquisition costs, and delivered 1,680,000 of our common shares. In June 2004 we purchased GXT for $136.3 million of cash, including acquisition costs, and the assumption of GXT stock options, which now represent fully vested stock options for 2,916,590 shares of I/O common stock, valued at $14.6 million. See further discussion of the Concept Systems and GXT acquisitions at Note 12 of Notes to Unaudited Consolidated Financial Statements. During the six months ended June 30, 2004, we sold excess property and equipment for net proceeds of $1.6 million, most of which related to land located across from our headquarters in Stafford, Texas. Also, we received full payment on a $5.8 million note receivable that related to the sale of a subsidiary in 1999. We purchased $1.7 million of equipment during the six months ended June 30, 2004. We expect to spend an additional $8.0 million for equipment and other capital expenditures through the remainder of 2004, which approximately half is expected to be financed through GXT’s equipment loans or equipment line of credit..

Cash Flow from Financing Activities

     Net cash flow provided by financing activities was $148.2 million for the six months ended June 30, 2004, compared to $16.1 million of cash used in financing activities for the six months ended June 30, 2003. This net cash flow was primarily related to our equity offering in June 2004. Also, during the six months ended June 30, 2004 we made scheduled payments of $2.2 million on our notes payable, long-term debt and lease obligations.

Future Contractual Obligations

     The following table sets forth estimates of future payments for 2004 through 2009, and thereafter, of our consolidated contractual obligations, as of June 30, 2004 (in thousands):

	Payments Due by Fiscal Year
							2009 and
Contractual Obligations	Total	2004	2005	2006	2007	2008	Thereafter
Long-Term Debt and Lease Obligations	$85,137	$2,941	$4,607	$2,354	$1,648	$61,763	$11,824
Operating Leases	6,983	2,124	1,839	1,122	774	355	769
Product Warranty	3,561	1,781	1,780	—	—	—	—
Purchase Obligations	42,810	42,657	153	—	—	—	—

Total	$138,491	$49,503	$8,379	$3,476	$2,422	$62,118	$12,593

     The long-term debt and lease obligations at June 30, 2004 consist primarily of $60.0 million in convertible senior notes that mature in December 2008. The remaining amount of these obligations consist of $1.1 million in unsecured promissory notes related to our acquisition of AXIS in 2002, $18.3 million related to the sale/leaseback arrangement housing our corporate headquarters, our Land Imaging Systems division and MEMS facility in Stafford, TX and $5.7 million related to equipment loans and the equipment line of credit of GXT. For further discussion of our notes payable, long-term debt and lease obligations, see Note 11 of the Notes to Unaudited Consolidated Financial Statements.

     The operating lease commitments at June 30, 2004 relate to our lease of certain equipment, offices, and warehouse space under non-cancelable operating leases.

     The liability for product warranties at June 30, 2004 relate to the estimated future warranty expenditures associated with our products. Our warranty periods range from 90 days to three years from the date of original purchase, depending on the product. We record an accrual for product warranties and other contingencies at the time of sale, which is when the estimated future expenditures associated with those contingencies become probable and the amounts can be reasonably estimated.

     Our purchase obligations primarily relate to our committed inventory purchase orders for which deliveries are scheduled to be made in 2004 and 2005.

Critical Accounting Policies

     Please refer to our Annual Report on Form 10-K (as amended by Forms 10-K/A) for the year ended December 31, 2003 for a complete discussion of the Company’s critical accounting policies and estimates. There have been no material changes in the current period regarding our critical accounting policies. As a result of our acquisition of GXT, we have adopted the following accounting policies related to the capitalization and amortization of multi-client data libraries and revenue recognition for imaging services and multi-client surveys.

•	Multi-Client Data Library — The multi-client data library consists of seismic surveys that are offered for licensing to customers on a nonexclusive basis. The capitalized costs include costs paid to third parties for the acquisition of data and related activities associated with the data creation activity and direct internal processing costs, such as imaging, salaries, benefits, and other costs incurred for seismic data project design and management.

Costs are amortized using the greater of (i) the percentage of actual revenue to the total estimated revenue multiplied by the estimated total cost of the project or (ii) a straight-line basis over the useful economic life of the data.

We forecast the ultimate revenue expected to be derived from a particular data survey over its estimated useful economic life to determine the costs to amortize, if greater than straight-line amortization. That forecast is made by us at the project’s initiation and is reviewed and updated periodically. If, during any such review and update, we determine that the ultimate revenue for a survey is expected to be less than the original estimate of total revenue for such survey, we increase the amortization rate attributable to future revenue from such survey. In addition, in connection with such reviews and updates, we evaluate the recoverability of the multi-client data library, and if required under SFAS No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets,” record an impairment charge with respect to such data.

•	Revenue Recognition — Revenues for imaging services are recognized on the percentage of completion method. During the acquisition and processing phase of a multi-client survey, the Company recognizes pre-funding revenue based on the percentage of completion, similar to the method for imaging services. After completion of a multi-client survey, the Company recognizes revenue upon delivery of data to our customer.

The Company considers the percentage of completion method to be the best available measure of progress on these contracts.

The percentage complete is assessed by measuring the actual progress to the estimated progress of the project. Accordingly, changes in job performance, job conditions, estimated profitability, contract price, cost estimates, and availability of human and computer resources are reviewed periodically as the work progresses and revisions to the percentage completion are reflected in the accounting period in which the facts require such adjustments become known. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. The asset “Unbilled Revenues” represents revenues recognized in excess of amounts billed. The liability “Deferred Revenue” represents amounts billed in excess of revenues recognized.

Credit Risk

     Historically, our principal customers were seismic contractors that operate seismic data acquisition systems and related equipment to collect data in accordance with their customers’ specifications or for their own seismic data libraries. However, through the acquisition of GXT, we have further diversified our customer base to include the major integrated and independent oil and gas companies. For the six months ended June 30, 2004 and for the entire year of 2003, approximately 12% and 28%, respectively, of our consolidated net sales related to one Chinese customer. The loss of this customer or deterioration in our relationship with them could have a material adverse effect on our results of operations and financial condition.

     Approximately $10.4 million and $1.1 million of our total notes receivable and accounts receivable, respectively, at June 30, 2004 related to one customer, a subsidiary of Yukos, a major Russian energy company. Yukos is currently experiencing financial difficulties, which may result in its becoming subject to insolvency proceedings. During 2003, the customer became delinquent in making scheduled principal and interest payments under its notes to us in the amount of approximately $0.8 million, and it became delinquent in payment of approximately $1.8 million in trade payables it also owed to us. In January 2004, we refinanced these delinquent payment obligations into a new note totaling $2.6 million, with payments due in equal installments over a twelve-month period. During the second quarter of 2004, the customer then became delinquent in payment of all of its existing notes owed to us. We are currently renegotiating the terms of these notes with the customer and potential new investors in the customer, which may include extending the payment terms under the notes. Based on the discussions with the customer, its parent company, and the potential new investors, we expect the customer will pay all of its obligations in full and, therefore, no allowance has been established for these receivables.

     During the six months ended June 30, 2004, we recognized $14.6 million of sales to customers in the CIS, $6.2 million of sales to customers in Latin American countries, $23.7 million of sales to customers in Europe, $10.7 million of sales to customers in the Middle East, $17.3 million of sales to customers in Asia and $6.7 million of sales to customers in Africa. The majority of our foreign sales are denominated in U.S. dollars. In recent years, the CIS, and certain Latin American countries have experienced economic problems and uncertainties, as well as devaluations of their currencies. Weak demand for the services provided by certain of our customers will further strain their revenues and cash resources, thereby resulting in a higher likelihood of defaults in the timely payment of their obligations to us under our credit sales arrangements. Increased levels of payment defaults by our customers with respect to our credit sales arrangements could have a material adverse effect on our results of operations. To the extent that world events or economic conditions negatively affect our future sales to customers in these and other regions of the world or the collectibility of our existing receivables, our future results of operations, liquidity and financial condition may be adversely affected.

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

     Examples of other forward-looking statements contained in this report include statements regarding:

•	our expected revenues, operating profit and net income;

•	future growth rates and margins for certain of our products and services;

•	our future acquisitions and levels of capital expenditures;

•	the adequacy of our future liquidity and capital resources;

•	expectations of successfully marketing our products and services to oil and gas company end-users;

•	anticipated timing and success of commercialization and capabilities of products and services under development;

•	future demand for seismic equipment and services;

•	future seismic industry fundamentals;

•	future oil and gas commodity prices;

•	future worldwide economic conditions;

•	our expectations regarding future mix of business and future asset recoveries;

•	our expectations regarding realization of deferred tax assets;

•	our beliefs regarding accounting estimates we make;

•	the result of pending or threatened disputes and other contingencies; and

•	our proposed strategic alliances.

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

We may not realize the anticipated benefits of our acquisitions of GXT or Concept Systems or be successful in integrating their operations, personnel or technology.

     There can be no assurance that the anticipated benefits of our acquisitions of GXT or Concept Systems will be realized or that our integration of their operations, personnel and technology will be successful. Likewise, no assurances can be given that our business plan with respect to GXT’s or Concept Systems’ services and products will prove successful. The integration of these companies into us will require the experience and expertise of managers and key employees of GXT and Concept Systems who are expected to be retained by us. There can be no assurance that these managers and key employees of GXT and Concept Systems retained by us will remain with us for the time period necessary to successfully integrate their companies into our operations.

The GXT and Concept Systems acquisitions will increase our exposure to the risks experienced by more technology-intensive companies.

     The businesses of GXT and Concept Systems business, being more concentrated in software, processing services and proprietary technologies than our traditional business, will expose us to the risks typically encountered by smaller technology companies that are more dependent on proprietary technology protection and research and development. These risks include:

•	future competition from more established companies entering the market;

•	product obsolescence;

•	dependence upon continued growth of the market for seismic data processing;

•	the rate of change in the markets for GXT’s and Concept Systems’ technology and services;

•	research and development efforts not proving sufficient to keep up with changing market demands;

•	dependence on third-party software for inclusion in GXT’s and Concept Systems’ products and services;

•	misappropriation of GXT’s or Concept Systems’ technology by other companies;

•	alleged or actual infringement of intellectual property rights that could result in substantial additional costs;

•	recruiting, training and retaining technically skilled personnel that could increase the costs for GXT or Concept Systems, or limit their growth; and

•	the ability to maintain traditional margins for certain of their technology or services.

     GXT has recently experienced a weakening in prices for its pre-stack depth migration processing services. No assurance can be given as to whether this trend will continue, worsen or improve.

The GXT acquisition may alienate a number of our traditional seismic contractor customers with whom GXT competes and adversely affect sales to and revenues from those customers.

     GXT’s business in processing seismic data competes with a number of our traditional customers that are seismic contractors. Many of these companies not only offer their customers— generally major, independent and national oil companies— the traditional services of conducting seismic surveys, but also the processing and interpretation of the data acquired from those seismic surveys. In that regard, GXT’s processing services may directly compete with these contractors’ service offerings and may adversely affect our relationships with them, which could result in reduced sales and revenues from these seismic contractor customers.

Technologies and businesses that we have or will acquire may be difficult to integrate, disrupt our business, dilute stockholder value or divert management attention.

     An important aspect of our current business strategy is to seek new technologies, products and businesses to broaden the scope of our existing and planned product lines and technologies. For instance, in February 2004 we acquired Concept Systems and in June 2004 we acquired GXT. While these acquisitions complement our technologies and our general business strategy, there can be no assurance that we will achieve the expected benefit of these acquisitions.

     In addition, these acquisitions may result in unexpected costs, expenses and liabilities. For example, during 2002, we acquired certain assets of S/N Technologies and, in April 2003, we invested $3.0 million in EVP. These transactions were not successful, therefore in 2003, we completely wrote down the costs of the assets we purchased from S/N Technologies and wrote down our investment in Energy Virtual Partners to its liquidation value of $1.0 million.

     Acquisitions expose us to:

•	increased costs associated with the acquisition and operation of the new businesses or technologies and the management of geographically dispersed operations;

•	risks associated with the assimilation of new technologies, operations, sites and personnel;

•	the possible loss of key employees;

•	risks that any technology we acquire may not perform as well as we had anticipated;

•	the diversion of management’s attention and other resources from existing business concerns;

•	the potential inability to replicate operating efficiencies in the acquired company’s operations;

•	potential impairments of goodwill and intangible assets;

•	the inability to generate revenues to offset associated acquisition costs;

•	the requirement to maintain uniform standards, controls, and procedures;

•	the impairment of relationships with employees and customers as a result of any integration of new and inexperienced management personnel; and

•	the risk that acquired technologies do not provide us with the benefits we anticipated.

     Integration of the acquired businesses require significant efforts from each entity, including coordinating existing business plans and research and development efforts. Integrating operations may distract management’s attention from the day-to-day operation of the combined companies. If we are unable to successfully integrate the operations of acquired businesses, our future results will be negatively impacted.

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

     We rely on a relatively small number of significant customers. Consequently, our business is exposed to the risks related to customer concentration. For the six months ended June 30, 2004 and for the entire year of 2003, approximately 12% and 28%, respectively, of our consolidated net sales related to one Chinese customer. The loss of any of our significant customers or a deterioration in our relations with any of them could materially and adversely affect our results of operations and financial condition.

Significant payment defaults under extended financing arrangements could adversely affect us.

     We often sell to customers on payment terms other than cash on delivery. We allow many of our customers to finance substantial purchases of our products through the issuance to us of promissory notes. The terms of these promissory notes initially range from eight months to five years. As of June 30, 2004, we had accounts receivable, net, of approximately $58.6 million and notes receivable, net, of approximately $17.2 million. Significant payment defaults by customers could have a material adverse effect on our results of operations and financial condition.

     Approximately $10.4 million and $1.1 million of our total notes receivable and accounts receivable, respectively, at June 30, 2004 related to one customer, a subsidiary of Yukos, a major Russian energy company. Yukos is currently experiencing financial difficulties, which may result in its becoming subject to insolvency proceedings. During 2003, the customer became delinquent in making scheduled principal and interest payments under its notes to us in the amount of approximately $0.8 million, and it became delinquent in payment of approximately $1.8 million in trade payables it also owed to us. In January 2004, we refinanced these delinquent payment obligations into a new note totaling $2.6 million, with payments due in equal installments over a twelve-month period. During the second quarter of 2004, the customer then became delinquent in payment of all of its existing notes owed to us. We are currently renegotiating the terms of these notes with the customer and potential new investors in the customer, which may include extending the payment terms under the notes. Based on the discussions with the customer, its parent company, and the potential new investors, we expect the customer will pay all of its obligations in full and, therefore, no allowance has been established for these receivables.

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

     The current industry-wide oversupply of speculative surveys conducted and collected by geophysical contractors, and their practice of lowering prices to their customers for these surveys in order to recover investments in assets used to conduct 3-D surveys, have in recent years adversely affected our results of operations and financial condition. Particularly during periods of reduced levels of exploration for oil and gas, the oversupply of seismic data and downward pricing pressures limit our ability to meet sales objectives and maintain profit margins for our products and sustain growth of our business. These industry conditions have reduced, and if continued into the future, will further reduce, our revenues and operating margins.

We derive a substantial amount of our revenues from foreign sales, which pose additional risks.

     Sales to customers outside of North America accounted for approximately 80% of our consolidated net sales for the six months ended June 30, 2004, and we believe that export sales will remain a significant percentage of our revenue. United States export restrictions affect the types and specifications of products we can export. Additionally, to complete certain sales, United States laws may require us to obtain export licenses, and we cannot assure you that we will not experience difficulty in obtaining these licenses. Operations and sales in countries other than the United States are subject to various risks peculiar to each country. With respect to any particular country, these risks may include:

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

     To date, we have not been required to purchase any excess inventory under our outsourcing arrangements, and we have no existing obligation to purchase any excess inventory. We are in the process of revising our sales forecasting techniques with our outsourcers, providing short-term forecasts (usually less than six months) rather than long-term forecasts, which should assist with mitigating the risk that we will significantly overestimate our inventory needs from these outsourcers.

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

     While many members of our current senior management team have significant experience working at various large corporations, with some of them working together at those corporations, our senior management has had limited experience working together at our company and implementing our current business strategy. In April 2003, Robert P. Peebler became our Chief Executive Officer after serving as a member of our Board of Directors since 1999. To help lead the implementation of our seismic imaging-based strategy, Mr. Peebler has recruited several new senior executives to augment our management team, including Jorge Machnizh, President of Imaging Systems, J. Michael Kirksey, Executive Vice President and Chief Financial Officer, Chris Friedemann, Vice President — Commercial Development, Jim Hollis, Vice President — Land Imaging Systems and Mick Lambert, President of GXT.

Our significant debt obligations could limit our flexibility in managing our business and expose us to certain risks.

     As of June 30, 2004, we had $85.1 million of indebtedness outstanding (including our lease obligations under our facilities sale-leaseback arrangements). As a result, our interest expense has increased during the three and six months ended June 30, 2004, and will continued to increase in the foreseeable future when compared to 2003. Our ability to make scheduled payments of principal or interest on, or to refinance, our indebtedness depends on our future business performance, which is subject to many economic, financial, competitive and other factors beyond our control. We do not have a working capital or other senior credit facility in place to finance our working capital needs. Our degree of leverage may have important consequences to our operations, including the following:

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

     Our cash and cash equivalents have declined from $59.5 million at December 31, 2003 to $36.1 million at June 30, 2004, a decrease of $23.4 million, primarily related to our acquisition of Concept Systems in February 2004. In addition, in June 2004 we acquired GXT. Our ability to fund our operations, grow our business and to make scheduled payments on our indebtedness and our other obligations will depend on our financial and operating performance, which in turn will be affected by general economic conditions in the energy industry and by many financial, competitive, regulatory and other factors beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future sources of capital will be available to us in an amount sufficient to enable us to service our indebtedness, including the notes, or to fund our other liquidity needs.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     We may, from time to time, be exposed to market risk, which is the potential loss arising from adverse changes in market prices, interest rates and foreign currency exchange rates. We traditionally have not entered into significant derivative or other financial instruments other than the warrant granted to SCF, which was terminated in December 2003. We are not currently a borrower under any material credit arrangements that feature fluctuating interest rates, but we have $80.0 million of long-term fixed rate debt outstanding at June 30, 2004. As a result, we are subject to the risk of higher interest costs if this debt is refinanced. If rates are 1% higher at the time of refinancing, our interest costs would increase by approximately $0.8 million annually.

     We have subsidiaries in the Netherlands, United Kingdom, Norway and the United Arab Emirates. Therefore, our financial results may be affected by changes in foreign currency exchange rates. Our consolidated balance sheet at June 30, 2004 reflected approximately $12.6 million of net working capital related to our foreign subsidiaries. A majority of our foreign net working capital is within the Netherlands and United Kingdom. The subsidiaries receive their income and pay their expenses primarily in Euros and British pounds (GBP), respectively. To the extent that transactions of these subsidiaries are settled in Euros or GBP, a devaluation of these currencies versus the U.S. dollar could reduce the contribution from these subsidiaries to our consolidated results of operations as reported in U.S. dollars. We do not hedge the market risk related to fluctuations in foreign currencies.

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

PART II — OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

     In June 2004, we entered into employment inducement stock option agreements with certain key employees of GXT as material inducements to their joining our company, under which options to purchase up to 434,000 shares of our common stock at an exercise price of $7.09 per share were granted. The grants of the inducement options were not registered under the Securities Act pursuant to exemptions from registration under that Act. However, we expect to file a Registration Statement on Form S-8 to register issuances of the shares of common stock that are issuable upon exercise of the inducement options.

Item 4. Submission of Matters to a Vote of Security Holders

     We held our annual meeting of stockholders in Stafford, Texas on June 22, 2004. Set forth below are the matters submitted to a vote of stockholders at the annual meeting, and the results of the voting:

     (a) Two directors were elected to our Board of Directors, each to serve until our annual meeting in 2007 and until their successors have been elected and qualified. The following two individuals were elected to the Board of Directors by the holders of our common stock:

Nominee	Votes For	Votes Withheld
Franklin Myers	41,186,642	8,874,391

Bruce S. Appelbaum	49,698,003	363,029

     (b) The stockholders approved the Input/Output, Inc. 2004 Long-Term Incentive Plan by a vote of 30,236,938 shares in favor of approval of the plan, 8,286,259 shares voting against approval of the plan, and 95,059 shares abstaining.

     (c) The stockholders ratified the appointment of PricewaterhouseCoopers LLP as our independent auditors for the year ending December 31, 2004 by a vote of 49,342,750 shares in favor of such ratification, 650,107 shares voting against, and 68,175 shares abstaining.

Item 5. Other Information

     On June 14, 2004, we purchased all of the equity interest of GXT, a Texas corporation, through a combination of cash and stock option value totaling approximately $151.0 million, including acquisition costs. The acquisition was completed under the terms of a stock purchase agreement dated as of May 10, 2004, as amended on June 11, 2004. The purchase price included the assumption of GXT stock options, which now represent fully vested stock options to purchase 2,916,590 shares of I/O common stock.

     GXT, headquartered in Houston, Texas, is a leading provider of seismic imaging technology data processing and subsurface imaging services to oil and gas companies.

     The principal source of the cash portion of the purchase price was net proceeds to us of approximately $130.9 million from an underwritten public offering of 20,209,631 shares of I/O common stock, which were priced at $7.00 per share on June 8, 2004. The source of the remainder of the cash consideration paid by us at closing of the acquisition was our cash on hand. Of the shares sold in the offering, 20,000,000 shares were sold by us and 209,631 shares were sold by certain selling stockholders, none of whom were our directors, officers, employees or their affiliates. We did not receive any proceeds from the sales of common stock by the selling stockholders. In addition, on June 17, 2004, the underwriters exercised their over-allotment option, purchasing an additional 2,928,700 shares of I/O common stock, resulting in additional net proceeds to us of approximately $19.2 million.

     In connection with this acquisition, as provided under the terms of the purchase agreement, a number of GXT’s outstanding stock options were terminated, and we assumed certain options and GXT’s obligations under its 1994 stock option plan, a copy of which is filed as Exhibit 10.1 to this Form 10-Q. The terms of these assumed GXT stock options now provide that they represent options to purchase up to 2,916,590 shares of I/O common stock. The weighted average exercise price of these assumed options is now $1.98 per share of I/O common stock.

     In addition, in connection with this acquisition, Mick Lambert, GXT’s chief executive officer, was named President – GXT. Copies of Mr. Lambert’s employment agreement with GXT, as amended by the first amendment and second amendment, both dated June 14, 2004, are filed as Exhibits 10.2, 10.3 and 10.4 to this Form 10-Q.

     Effective June 15, 2004, David L. Roland, I/O’s Vice President – General Counsel and Corporate Secretary, entered into an employment agreement with I/O, a copy of which is filed as Exhibit 10.5 to this Form 10-Q.

Item 6. Exhibits and Reports On Form 8-K

(a)	Exhibits

	10.1	GXT Employee Stock Option Plan (assumed by Input/Output, Inc.)
	10.2	Executive Employment Agreement by and between GXT and Mick Lambert dated March 26, 2004.
	10.3	First Amendment to Executive Employment Agreement dated June 14, 2004.
	10.4	Second Amendment to Executive Employment Agreement dated June 14, 2004.
	10.5	Employment Agreement by and between Input/Output, Inc. and David L. Roland dated June 15, 2004.

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).
	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).
	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.
	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

(b)	Reports on Form 8-K

          On May 3, 2004, we filed a Current Report on Form 8-K reporting under Item 5. “Other Events and Regulation FD Disclosure” and Item 7. “Financial Statements and Exhibits” in connection with our announced proposed acquisition of GXT.

          On May 11, 2004, we filed a Current Report on Form 8-K reporting under Item 5. “Other Events and Regulation FD Disclosure” and Item 7. “Financial Statements and Exhibits” in connection with our proposed acquisition of GXT; this Current Report on Form 8-K was amended by Forms 8-K/A-1 filed on May 28, 2004.

          On June 15, 2004, we filed a Current Report on Form 8-K/A-2, which amended Form 8-K/A-1 filed on May 28, 2004, to add a new Item 2. “Acquisition or Disposition of Assets” and amend Item 7. “Financial Statements and Exhibits” in connection with our proposed acquisition of GXT.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INPUT/OUTPUT, INC.
By /s/ J. Michael Kirksey
J. Michael Kirksey
Date: August 9, 2004	Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description
10.1	GXT Employee Stock Option Plan (assumed by Input/Output, Inc.)
10.2	Executive Employment Agreement by and between GXT and Mick Lambert dated March 26, 2004.
10.3	First Amendment to Executive Employment Agreement dated June 14, 2004.
10.4	Second Amendment to Executive Employment Agreement dated June 14, 2004.
10.5	Employment Agreement by and between Input/Output, Inc. and David L. Roland dated June 15, 2004.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.