Form 10-Q
period 2004-09-30
INPUT OUTPUT INC
filed 2004-11-09
CIK 866609

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 1-12691

INPUT/OUTPUT, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	22-2286646
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

12300 PARC CREST DR., STAFFORD, TEXAS	77477
(Address of principal executive offices)	(Zip Code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (281) 933-3339

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☑ No: ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes: ☑ No: ☐

At October 28, 2004, there were 77,480,618 shares of common stock, par value $0.01 per share, outstanding.

INPUT/OUTPUT, INC. AND SUBSIDIARIES

TABLE OF CONTENTS FOR FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2004

INPUT/OUTPUT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2004	2003
	(In thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$31,917	$59,507
Restricted cash	1,026	1,127
Accounts receivable, net	68,549	34,270
Current portion notes receivable, net	11,609	14,420
Income tax receivable	1,149	—
Unbilled revenue	7,987	—
Inventories	59,042	53,551
Prepaid expenses and other current assets	6,420	3,703

Total current assets	187,699	166,578
Notes receivable	6,123	6,409
Net assets held for sale	—	3,331
Property, plant and equipment, net	42,712	27,607
Multi-client data library, net	14,517	—
Deferred income taxes	—	1,149
Goodwill	149,324	35,025
Intangible and other assets, net	73,475	9,105

Total assets	$473,850	$249,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt and lease obligations	$7,506	$2,687
Accounts payable	38,052	12,531
Accrued expenses	23,649	15,833
Deferred revenue	10,402	2,060

Total current liabilities	79,609	33,111
Long-term debt and lease obligations, net of current maturities	80,484	78,516
Other long-term liabilities	3,321	3,813
Stockholders’ equity:
Common stock, $0.01 par value; authorized 100,000,000 shares; outstanding 77,468,088 shares at September 30, 2004 and 51,390,334 shares at December 31, 2003, net of treasury stock	784	522
Additional paid-in capital	478,120	296,663
Accumulated deficit	(159,882)	(158,537)
Accumulated other comprehensive income	216	1,292
Treasury stock, at cost, 782,686 shares at September 30, 2004 and 777,423 shares at December 31, 2003	(5,833)	(5,826)
Unamortized restricted stock compensation	(2,969)	(350)

Total stockholders’ equity	310,436	133,764

Total liabilities and stockholders’ equity	$473,850	$249,204

See accompanying Notes to Unaudited Consolidated Financial Statements.

INPUT/OUTPUT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands, except share and per share data)
Net sales	$80,861	$30,307	$179,475	$106,046
Cost of sales	61,722	25,088	126,275	89,396

Gross profit	19,139	5,219	53,200	16,650

Operating expenses (income):
Research and development	6,108	4,458	15,563	14,931
Marketing and sales	7,342	3,015	15,656	8,851
General and administrative	11,530	4,359	22,074	13,786
Gain on sale of assets	(2,498)	(244)	(3,394)	(280)
Impairment of long-lived assets	—	—	—	1,120

Total operating expenses	22,482	11,588	49,899	38,408

Income (loss) from operations	(3,343)	(6,369)	3,301	(21,758)
Interest expense	(1,623)	(954)	(4,616)	(3,142)
Interest income	261	428	1,020	1,544
Fair value adjustment of warrant obligation	—	1,829	—	988
Impairment of investment	—	—	—	(2,036)
Other income	36	113	193	777

Loss before income taxes	(4,669)	(4,953)	(102)	(23,627)
Income tax expense (benefit)	305	(133)	1,243	158

Net loss	$(4,974)	$(4,820)	$(1,345)	$(23,785)

Basic and diluted net loss per common share	$(0.07)	$(0.09)	$(0.02)	$(0.46)

Weighted average number of common and diluted common shares outstanding	76,419,362	51,235,269	61,923,823	51,219,179

See accompanying Notes to Unaudited Consolidated Financial Statements.

INPUT/OUTPUT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2004	2003
	(In thousands)
Cash flows from operating activities:
Adjustments to reconcile net loss to cash used in operating activities:
Net loss	$(1,345)	$(23,785)
Depreciation and amortization (other than multi-client library)	11,305	9,093
Amortization of multi-client library	2,709	—
Fair value adjustment of warrant obligation	—	(988)
Impairment of long-lived assets	—	1,120
Write-down of rental equipment	—	2,500
Impairment of investment in Energy Virtual Partners, Inc. (EVP)	—	2,036
Amortization of restricted stock and other stock compensation	435	(255)
Gain on sale of fixed assets	(3,394)	(280)
Bad debt expense	5,708	365
Change in operating assets and liabilities:
Accounts and notes receivable	(32,865)	(9,269)
Unbilled revenue	728	—
Inventories	(10,760)	(3,734)
Accounts payable and accrued expenses	17,638	(968)
Deferred revenue	1,856	(3,210)
Other assets and liabilities	733	3,053

Net cash used in operating activities	(7,252)	(24,322)

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,717)	(2,927)
Investment in multi-client data library	(1,083)	—
Proceeds from the sale of fixed assets	4,504	469
Proceeds from collection of long-term note receivable	5,800	—
Business acquisitions	(176,731)	(1,267)
Cash of acquired businesses	2,193	—
Investment in and liquidation of EVP	117	(3,036)

Net cash used in investing activities	(168,917)	(6,761)

Cash flows from financing activities:
Payments on notes payable, long-term debt and lease obligations	(4,302)	(17,208)
Deposit to secure a letter of credit	—	(1,500)
Proceeds from issuance of common stock	150,066	—
Proceeds from employee stock purchases and exercise of stock options	3,279	470
Purchases of treasury stock	(87)	—

Net cash provided by (used in) financing activities	148,956	(18,238)

Effect of change in foreign currency exchange rates on cash and cash equivalents	(377)	1,309

Net decrease in cash and cash equivalents	(27,590)	(48,012)
Cash and cash equivalents at beginning of period	59,507	77,144

Cash and cash equivalents at end of period	$31,917	$29,132

See accompanying Notes to Unaudited Consolidated Financial Statements.

INPUT/OUTPUT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

     The consolidated balance sheet of Input/Output, Inc. and its subsidiaries (collectively referred to as the “Company” or “I/O”) at December 31, 2003 has been derived from the Company’s audited consolidated financial statements at that date. The consolidated balance sheet at September 30, 2004, the consolidated statements of operations for the three and nine months ended September 30, 2004 and 2003, and the consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003, have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the operating results for a full year or of future operations.

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

(2) Acquisitions

     On June 14, 2004, the Company purchased all the equity interest in GX Technology Corporation (GXT), headquartered in Houston, Texas. GXT is a leading provider of seismic imaging technology, data processing and subsurface imaging services to oil and gas companies. The purchase price was approximately $137.8 million, in cash, including acquisition costs, and the assumption of GXT stock options, which now represent fully vested stock options to purchase up to 2,916,590 shares of I/O common stock, at a weighted average exercise price of $1.98 per share. These options had an approximate fair value of $14.6 million. The Company also issued to certain GXT key employees inducement options to purchase up to 434,000 shares of its common stock for an exercise price of $7.09 per share. The inducement options vest over a four-year period. The Company acquired GXT as part of its strategy to expand the range of offerings it can provide to its customers. The combined company is now positioned to offer a range of seismic imaging solutions that integrate both seismic acquisition equipment and seismic imaging and data processing services.

     On February 23, 2004, the Company purchased all the share capital of Concept Systems Holding Limited (Concept Systems). Concept Systems, based in Edinburgh, Scotland, is a provider of software, systems and services for towed streamer, seabed and land seismic operations. The purchase price was approximately $38.9 million in cash, including acquisition costs, and 1,680,000 shares of the Company’s common stock, valued at $10.8 million. The Company also issued to certain Concept Systems key employees inducement options to purchase up to 365,000 shares of its common stock for an exercise price of $6.42 per share. The options vest over a four-year period. The Company acquired Concept Systems as part of its strategy to develop solutions that integrate complex data streams from multiple seismic sub-systems, including source, source control, positioning, and recording in all environments, including land, towed streamer, and seabed acquisition.

     The acquisitions were accounted for by the purchase method, with the purchase price allocated to the fair value of assets purchased and liabilities assumed. As of September 30, 2004, the allocation of the purchase prices of GXT and Concept Systems were based upon preliminary fair value studies, which will be finalized in the fourth quarter of 2004. The allocations of the purchase prices, including related direct costs, for the acquisitions of GXT and Concept Systems are as follows (in thousands):

		Concept
	GXT	Systems
Fair values of assets and liabilities:
Net current assets (liabilities)	$(4,903)	$2,289
Property, plant and equipment	11,304	548
Multi-client data library	16,144	—
Intangible assets	46,077	22,472
Goodwill	89,954	24,345
Capital lease obligations	(6,099)	—

		Concept
	GXT	Systems
Total allocated purchase price	152,477	49,654
Less non-cash consideration – issuance of common stock	—	(10,763)
Less non-cash consideration – fair value of fully vested stock options issued	(14,637)	—
Less cash of acquired business	(2,193)	—

Cash paid for acquisition, net of cash acquired	$135,647	$38,891

     The intangible assets of GXT relate to customer relationships, proprietary technology, non-compete agreements and its trade name, which are being amortized over their estimated useful lives ranging from two to 15 years. The intangible assets of Concept Systems relate to computer software, customer relationships and its trade name, which are being amortized over their estimated useful lives ranging from five to 15 years.

     The consolidated results of operations of the Company include the results of GXT and Concept Systems from the date of acquisition. The following summarized unaudited pro forma consolidated income statement information for the three months ended September 30, 2003 and the nine months ended September 30, 2004 and 2003, assumes that the GXT and Concept Systems acquisitions had occurred as of the beginning of the period presented. The Company has prepared these unaudited pro forma financial results for comparative purposes only. These unaudited pro forma financial results may not be indicative of the results that would have occurred if we had completed the acquisitions as of the beginning of the period presented or the results that will be attained in the future. Amounts presented below are in thousands, except for the per share amounts:

	Pro forma Three Months Ended September 30,	Pro forma Nine Months Ended September 30,
	2003	2004	2003
Net sales	$43,995	$213,538	$147,028
Income (loss) from operations	$(6,437)	$1,716	$(20,608)
Net loss	$(5,132)	$(1,821)	$(23,246)
Basic and diluted loss per common share	$(0.07)	$(0.02)	$(0.32)

(3) Summary of Significant Accounting Policies

     Refer to the Company’s Annual Report on Form 10-K (as amended by Forms 10-K/A) for the year ended December 31, 2003 for a complete discussion of the Company’s significant accounting policies. There have been no material changes in the current period regarding the Company’s significant accounting policies. As a result of the acquisition of GXT, the Company has adopted the following accounting policies related to revenue recognition for imaging services and multi-client surveys and the capitalization and amortization of multi-client data libraries.

     Revenue Recognition - Revenues for imaging services are recognized on the percentage of completion method. During the acquisition and processing phase of a multi-client survey, the Company recognizes pre-funding revenue based on the percentage of completion. After completion of a multi-client survey, the Company recognizes revenue upon delivery of data to the customer.

     The Company considers the percentage of completion method to be the best available measure of progress on these contracts. The percentage complete is assessed by measuring the actual progress to the estimated progress of the project. Accordingly, changes in job performance, job conditions, estimated profitability, contract price, cost estimates, and availability of human and computer resources are reviewed periodically as the work progresses and revisions to the percentage completion are reflected in the accounting period in which the facts require such adjustments become known. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. The asset “Unbilled Revenue” represents revenues recognized in excess of amounts billed. The liability “Deferred Revenue” represents amounts billed in excess of revenues recognized.

     Multi-Client Data Library — The multi-client data library consists of seismic surveys that are offered for licensing to customers on a nonexclusive basis. The capitalized costs include costs paid to third parties for the acquisition of data and related activities associated with the data creation activity and direct internal processing costs, such as salaries, benefits, computer related expenses and other costs incurred for seismic data project design and management.

     During the acquisition and processing phase, the Company amortizes costs using the percentage of actual pre-funding revenue to the total estimated revenue multiplied by the estimated total cost of the project. Once a multi-client data library is available for commercial sale, the company amortizes the remaining costs using the greater of (i) the percentage of actual revenue to the total estimated revenue multiplied by the estimated total cost of the remaining project or (ii) a straight-line basis over the useful economic life of the data. The straight-line amortization period for 2-D projects is two years, and is three years for 3-D projects.

     The Company forecasts the ultimate revenue expected to be derived from a particular data survey over its estimated useful economic life to determine the costs to amortize, if greater than straight-line amortization. That forecast is made by the Company at the project’s initiation and is reviewed and updated periodically. If, during any such review and update, the Company determines that the ultimate revenue for a survey is expected to be less than the original estimate of total revenue for such survey, the Company increases the amortization rate attributable to future revenue from such survey. In addition, in connection with such reviews and updates, the Company evaluates the recoverability of the multi-client data library, and, if required under Statement of Accounting Standards (SFAS) No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets,” records an impairment charge with respect to such data.

(4) Stock-Based Compensation

     The Company has elected to continue to follow the intrinsic value method of accounting for equity-based compensation as prescribed by APB Opinion No. 25. If the Company had adopted SFAS No. 123, net loss, basic and diluted loss per share for the periods presented would have changed as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss	$(4,974)	$(4,820)	$(1,345)	$(23,785)
Add: Stock-based employee compensation expense included in reported net loss applicable to common shares	324	4	435	(255)
Deduct: Stock-based employee compensation expense determined under fair value methods for all awards	(1,008)	(816)	(2,486)	(2,052)

Pro forma net loss	$(5,658)	$(5,632)	$(3,396)	$(26,092)

Basic and diluted net loss per common share – as reported	$(0.07)	$(0.09)	$(0.02)	$(0.46)

Pro forma basic and diluted net loss per common share	$(0.07)	$(0.11)	$(0.05)	$(0.51)

     The above amounts are based on the Black-Scholes valuation model. The key variables used in valuing the options were as follows: average risk-free interest rate based on 5-year Treasury bonds, an estimated option term of five years, no dividends and expected stock price volatility of 60% during the three and nine months ended September 30, 2004 and 2003.

(5) Segment and Geographic Information

     The Company evaluates and reviews results based on four segments (Land Imaging Systems, Marine Imaging Systems, Data Management Solutions and Seismic Imaging Solutions) to allow for increased visibility and accountability of costs and more focused customer service and product development. The Company measures segment operating results based on income (loss) from operations.

     In June 2004, the Company acquired GXT and combined the operations of the Company’s existing Processing division with GXT to form the Seismic Imaging Solutions segment. Prior to December 31, 2003, the Company included the Processing division within the Land Imaging Systems segment due to its relatively low contribution margin to their operations. In February 2004, the Company acquired Concept Systems and reports its results of operations and assets as the Data Management Solutions segment. See further discussion of the GXT and Concept Systems acquisitions at Note 2 of Notes to Unaudited Consolidated Financial Statements. In addition, prior to June 30, 2004, the Company included its Applied MEMS division within the Land Imaging Systems segment due to its relatively insignificant results of operations. Beginning June 30, 2004, the Company has combined Applied MEMS within Corporate and Other.

     A summary of segment information for the three and nine months ended September 30, 2004 and 2003, reclassified for three and nine months ended September 30, 2003 to reflect the Seismic Imaging Solutions segment and the combining of Applied MEMS within Corporate and Other, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net sales:
Land Imaging Systems	$38,351	$20,683	$95,626	$73,848
Marine Imaging Systems	19,145	7,635	43,699	27,094
Data Management Solutions	4,481	—	11,448	—
Seismic Imaging Solutions	18,607	1,748	27,786	4,480
Corporate and Other	277	241	916	624

Total	$80,861	$30,307	$179,475	$106,046

Income (loss) from operations:
Land Imaging Systems	$4,094	$(839)	$11,702	$(3,380)
Marine Imaging Systems	(2,539)	(326)	2,635	(2,129)
Data Management Solutions	1,428	—	3,538	—
Seismic Imaging Solutions	(2,372)	590	324	890
Corporate and Other	(3,954)	(5,794)	(14,898)	(17,139)

Total	$(3,343)	$(6,369)	$3,301	$(21,758)

Depreciation and amortization:
Land Imaging Systems	$750	$690	$2,054	$2,708
Marine Imaging Systems	252	666	1,384	2,273
Data Management Solutions	570	—	1,277	—
Seismic Imaging Solutions	5,120	174	6,610	516
Corporate and Other	901	954	2,689	3,596

Total	$7,593	$2,484	$14,014	$9,093

	September 30,	December 31,
	2004	2003
Total assets:
Land Imaging Systems	$108,706	$97,150
Marine Imaging Systems	64,975	63,423
Data Management Solutions	52,281	—
Seismic Imaging Solutions	194,452	8,133
Corporate and Other	53,436	80,498

Total	$473,850	$249,204

Total assets by geographic area:
North America	$393,396	$216,706
Europe	70,804	26,842
Middle East	9,012	5,601
Other	638	55

Total	$473,850	$249,204

     Intersegment sales are insignificant for all periods presented. Corporate assets include all assets specifically related to corporate personnel and operations, a majority of cash and cash equivalents and all facilities that are jointly utilized by segments. Depreciation and amortization expense is allocated to segments based upon use of the underlying assets.

     A summary of net sales by products and services is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Equipment and system sales	$56,312	$26,649	$136,473	$95,396
Multi-client data library sales (including underwriting revenues)	6,706	—	11,088	—
Imaging services	11,780	1,206	15,960	3,036
Other revenues	6,063	2,452	15,954	7,614

Total	$80,861	$30,307	$179,475	$106,046

     A summary of net sales by geographic area is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Europe	$13,123	$4,818	$31,272	$15,021
Asia Pacific	21,361	8,322	38,626	32,683
North America	26,047	5,557	50,992	22,546
Commonwealth of Independent States (CIS)	6,656	2,536	21,284	9,396
Middle East	3,862	1,126	14,583	7,560
Africa	7,198	1,587	13,908	4,768
Latin America	2,614	6,361	8,810	14,072

Total	$80,861	$30,307	$179,475	$106,046

     Net sales are attributed to geographical locations on the basis of the ultimate destination of the equipment or service, if known, or the geographical area imaging services are provided. If the ultimate destination of such equipment is not known, net sales are attributed to the geographical location of initial shipment.

(6) Accounts and Notes Receivable

     A summary of accounts receivable is as follows (in thousands):

	September 30,	December 31,
	2004	2003
Accounts receivable, principally trade	$70,958	$35,820
Less allowance for doubtful accounts	(2,409)	(1,550)

Accounts receivable, net	$68,549	$34,270

     Approximately $4.5 million of the Company’s total accounts receivable at September 30, 2004 related to a July 2003 sale of an Image™ land data acquisition system to a customer located in China. In November 2004, the customer paid the $4.5 million receivable in full.

     Notes receivable are collateralized by the products sold, bear interest at contractual rates ranging from 5.1% to 12.7% per year and are due at various dates through 2006. The weighted average interest rate at September 30, 2004 was 7.1%. A summary of notes receivable, accrued interest and allowance for doubtful notes is as follows (in thousands):

	September 30,	December 31,
	2004	2003
Notes receivable and accrued interest	$24,975	$23,442
Less allowance for doubtful notes	(7,243)	(2,613)

Notes receivable, net	17,732	20,829
Less current portion notes receivable, net	11,609	14,420

Long-term notes receivable	$6,123	$6,409

     At September 30, 2004, approximately $11.8 million of the Company’s total notes receivable and accounts receivable, before allowance for doubtful accounts and notes, related to one customer, Laboratory of Regional Geodynamics, Limited (LARGE). LARGE is a subsidiary of Yukos, a major Russian energy company which has been experiencing financial difficulty in recent periods. These notes and accounts receivable related to sales and leases of I/O equipment that the Company entered into with LARGE in late

2001 through early 2003. During 2004, LARGE became delinquent in payment of all of its existing indebtedness owed to the Company. Over the course of 2004, the Company attempted to renegotiate the terms of these notes with LARGE and potential new investors in LARGE. In October 2004, LARGE reconveyed certain of the purchased equipment to the Company in exchange for a reduction in the total amounts outstanding owed by LARGE. Certain of I/O’s other customers have agreed to lease or purchase this repossessed equipment, and the Company is currently in negotiations with other customers for the sale or lease of other purchased equipment in transit to the Company from LARGE.

     Also, in October 2004, the Company was informed that LARGE would likely not continue operations. Although the Company continues to pursue available remedies for recovery of the remaining purchased equipment and collection of the remaining amounts owed by LARGE, the Company established a reserve of $5.2 million in September 2004 related to the LARGE receivables. The outstanding note receivable balance after recording the reserve for LARGE was $5.8 million as of September 30, 2004, which represents the estimated fair market value of the recovered equipment less its estimated refurbishment costs.

(7) Inventories

     A summary of inventories, net of reserves, is as follows (in thousands):

	September 30,	December 31,
	2004	2003
Raw materials and subassemblies	$26,909	$32,675
Work-in-process	4,903	5,872
Finished goods	27,230	15,004

Total	$59,042	$53,551

     As part of the Company’s business plan, the Company is increasing the use of contract manufacturers as an alternative to in-house manufacturing. Under certain of the Company’s outsourcing arrangements, its manufacturing outsourcers first utilize the Company’s on-hand inventory, then directly purchase inventory at agreed-upon quantities and lead times in order to meet the Company’s scheduled deliveries. If demand proves to be less than the Company originally forecasted, the Company’s outsourcer has the right to require the Company to purchase inventory which the outsourcer had purchased relative to the Company’s products. However, since the Company now typically issues purchase orders to the Company’s outsourcers based upon its short-term forecast (usually six months or less), the Company believes that it has reduced the risk that it may be required to purchase inventory that it may never utilize.

(8) Net Assets Held For Sale

     In August 2004, the Company completed the sale of its Alvin, Texas manufacturing facility, receiving net proceeds of $2.9 million and a promissory note for $2.0 million due in 2006, resulting in a gain on the sale of $2.4 million. At December 31, 2003, the facility and related land had a net carrying value of $2.4 million and was classified as “Held for Sale” under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. In January 2004, the Company completed the sale of 16.75 acres of land located across from its headquarters in Stafford, Texas, receiving net proceeds of $1.5 million and resulting in a gain on the sale of $0.6 million.

(9) Multi-Client Data Library

     The multi-client data library consists of seismic surveys that are offered for licensing to customers on a nonexclusive basis. The capitalized costs include costs paid to third parties for the acquisition of data and related activities associated with the data creation activity and direct internal processing costs, such as salaries, benefits, computer related expenses, and other costs incurred for seismic data project design and management. For the three months ended September 30, 2004, the Company capitalized, as part its multi-client data library, approximately $1.0 million of direct internal processing costs. At September 30, 2004, multi-client data library creation and accumulated amortization consisted of the following:

September 30,
2004
Gross costs of multi-client data creation	$17,227
Less accumulated amortization	(2,710)

Total	$14,517

(10)	Non-Cash Investing and Financing Activities

     In February 2004, the Company acquired all of the share capital of Concept Systems. As part of the consideration, the Company issued 1,680,000 of its common shares. Also, in June 2004, the Company acquired all of the equity interest in GXT. As part of the purchase consideration of the GXT acquisition, the Company assumed certain outstanding GXT stock options, valued at $14.6 million. See further discussion of these acquisitions at Note 2 of Notes to Unaudited Consolidated Financial Statements.

     During the nine months ended September 30, 2004, the Company financed $3.1 million of computer equipment purchases through equipment loans. Also, during the nine months ended September 30, 2004 and 2003, respectively, the Company transferred $6.5 million and $1.9 million, respectively, of inventory at cost, to property, plant and equipment.

(11)	Net Loss per Common Share

     Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is determined on the assumption that outstanding dilutive stock options have been exercised and the aggregate proceeds were used to reacquire common stock using the average price of such common stock for the period. The total number of options outstanding at September 30, 2004 and 2003 were 8,644,210 and 6,545,174, respectively. In December 2003, the Company issued $60.0 million of senior notes convertible into its common stock, which represents 13,888,890 total common shares. Basic and diluted loss per share are the same for the three and nine months ended September 30, 2004 and 2003, as all potential common shares were anti-dilutive.

(12)	Notes Payable, Long Term Debt and Lease Obligations

     The Company has entered into a series of equipment loans that are due in installments for the purpose of financing the purchase of computer equipment, in the form of capital leases expiring in various years through 2007. Interest charged under these loans range from 5.8% to 17.3% and are collateralized by liens on the computer equipment. The assets and liabilities under these capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are depreciated over the lesser of their related lease terms or their estimated productive lives. The unpaid balance at September 30, 2004 was $7.5 million.

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

     In September 2004, the Company financed $1.9 million of insurance costs though a short-term note payable. The principal and interest on the note is due on a monthly basis at a rate of 5.95% per annum, with the final payment due in June 2005. The outstanding balance at September 30, 2004 was $1.5 million.

     In July 2002, in connection with the acquisition of AXIS Geophysics, Inc. (AXIS), the Company entered into a $2.5 million three-year unsecured promissory note payable to the former shareholders of AXIS, bearing interest at 4.34% per year. Principal is payable in quarterly payments of $0.2 million plus interest, with final payment due in July 2005. The unpaid balance at September 30, 2004 was $0.9 million.

     In August 2001, the Company sold its corporate headquarters and manufacturing facility located in Stafford, Texas for $21.0 million. Simultaneously with the sale, the Company entered into a non-cancelable lease with the purchaser of the property. The lease has a twelve-year term with three consecutive options to extend the lease for five years each. The Company has no purchase option under the lease. As a result of the lease terms, the commitment was recorded as a twelve-year, $21.0 million lease obligation with an implicit interest rate of 9.1% per annum. The unpaid balance at September 30, 2004 was $18.1 million. The Company paid $1.7 million in commissions and professional fees, which have been recorded as deferred financing costs and are being amortized over the twelve-year term of the lease obligation. At June 30, 2003, the Company failed to meet the tangible net worth requirement under this lease. Therefore, in the third quarter of 2003, the Company provided a letter of credit to the landlord of the property in the amount of $1.5 million. To secure the issuance of the letter of credit, the Company was required to deposit $1.5 million with the issuing bank. This letter of credit will remain outstanding until the Company is back in compliance with such tangible net worth requirement for eight consecutive quarters, or until the expiration of the eighth year of the lease in 2009. The deposit has been classified as a long-term other asset.

     A summary of future principal obligations under the notes payable and lease obligations is as follows (in thousands):

Years Ended December 31,
2004	$2,168
2005	6,546
2006	3,399
2007	2,290
2008	61,763
2009 and thereafter	11,824

Total	$87,990

(13)	Stockholders’ Equity

     In June 2004, the Company and certain non-employee selling shareholders sold in an underwritten public offering 20,209,631 shares of common stock. The shares were priced at $7.00 per share, resulting in net proceeds of $130.9 million to the Company. The net proceeds from this equity offering were used to purchase all of the equity interests in GXT. Of the shares sold in the offering, 209,631 shares were sold by certain selling stockholders, for which the Company did not receive any proceeds. In addition, the underwriters exercised their over-allotment option, purchasing an additional 2,928,700 shares of common stock, resulting in additional net proceeds to the Company of approximately $19.2 million. Approximately $12.3 million of the net proceeds from the exercise of the over-allotment option were added to the Company’s working capital.

(14)	Deferred Income Tax

     In 2002, the Company established an additional valuation allowance to reserve for substantially all of its net deferred tax assets. Subsequent to that date, the Company has continued to record a valuation allowance for its net deferred tax assets, which are primarily net operating loss carryforwards. The establishment of this valuation allowance does not affect the Company’s ability to reduce future tax expense through utilization of prior years’ net operating losses. At December 31, 2003, the unreserved deferred income tax asset of $1.1 million represented the Company’s prior alternative minimum tax payments that are recoverable through the carryback of net operating losses. At September 30, 2004, the $1.1 million was reclassified to income tax receivable, since the refund was claimed in July 2004, with payment being received in October 2004. Income tax expense (benefit) for the three and nine months ended September 30, 2004 and 2003, reflects state and foreign taxes. Income tax expense (benefit) for the three and nine months ended September 30, 2003, also reflected federal tax refunds of $0.6 million and $1.2 million, respectively, received during the periods.

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

(15)	Comprehensive Net Loss

     The components of comprehensive net loss are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss	$(4,974)	$(4,820)	$(1,345)	$(23,785)
Foreign currency translation adjustment	(363)	24	(1,076)	1,807

Comprehensive net loss	$(5,337)	$(4,796)	$(2,421)	$(21,978)

(16)	Restructuring Activities

     A summary of the Company’s restructuring programs is as follows (in thousands):

			2003
			Restructuring
	2002 Restructuring Plan		Plan
	Severance	Abandoned	Severance
	Costs	Lease Costs	Costs
Accruals at January 1, 2003	$1,009	$1,345	$—
Severance expense	—	—	1,161
Adjustment to accrual	—	(138)	—
Cash payments during the period	(815)	(484)	(1,042)

Accruals at September 30, 2003	$194	$723	$119

Accruals at January 1, 2004	$94	$640	$98
Severance expense	—	—	—
Adjustment to accrual	(32)	—	(17)
Cash payments during the period	(62)	(254)	(60)

Accruals at September 30, 2004	$—	$386	$21

     In January 2004, the Company announced the consolidation of three operating units within its Land Imaging Systems segment into one division and in April 2004, consolidated two operating units within its Marine Imaging Systems segment into one division. These consolidations have and/or will eliminate approximately twenty full-time positions. During the nine months ended September 30, 2004, the Company incurred and paid approximately $0.2 million of severance charges related to these 2004 consolidations.

(17)	Commitments and Contingencies

     Legal Matters: In October 2002, the Company filed a lawsuit against Paulsson Geophysical Services, Inc. (“PGSI”) and its owner in the 286th District Court for Fort Bend County, Texas, seeking recovery of approximately $0.7 million that was unpaid and due to the Company resulting from the sale of a custom product that PGSI asked the Company to construct in 2001. In 2002, the Company fully reserved for all amounts due from PGSI with regard to this sale. After the Company filed suit to recover the PGSI receivable, PGSI alleged that the delivered custom product was defective and counter-claimed against the Company, asserting breach of contract, breach of warranty and other related causes of action. The case was tried to a jury during May 2004. The jury returned a verdict in June 2004, the results of which would not have supported a judgment awarding damages to either the Company or the defendants. In August 2004, the presiding judge overruled the jury verdict and ordered a new trial. The Company and the defendants have not yet scheduled a new trial and continue to discuss the dispute. Company management continues to believe that the ultimate resolution of the case will not have a material adverse impact on the financial condition or liquidity of the Company.

     The Company has been named in various lawsuits or threatened actions that are incidental to its ordinary business. Such lawsuits and actions could increase in number as the Company’s business expands and the Company grows larger. Litigation is inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time consuming, cause the Company to incur costs and expenses, require significant amounts of management time and result in the diversion of significant operational resources. The results of these lawsuits and actions cannot be predicted with certainty. Management believes that the ultimate resolution of these matters will not have a material adverse impact on the financial condition or liquidity of the Company.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Balance at beginning of period	$3,561	$3,391	$3,433	$2,914
Accruals for warranties issued during the period	2,016	854	3,480	2,024
Settlements made (in cash or in kind) during the period	(1,263)	(1,050)	(2,599)	(1,743)

Balance at end of period	$4,314	$3,195	$4,314	$3,195

(18)	Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (FASB) issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. The primary objective of the interpretation is to provide guidance on the identification of and financial reporting for entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (VIEs). FIN No. 46 provides guidance that determines (a) whether consolidation is required under the “controlling financial interest” model of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” or other existing authoritative guidance, or, alternatively, (b) whether the variable-interest model under FIN No. 46 should be used to account for existing and new entities. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (FIN 46-R) resulting in multiple effective dates based on the nature as well as creation date of the VIE. FIN No. 46, as revised, has been adopted by the Company and did not have an impact on the Company’s results of operations or financial position.

     In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition”, which supersedes SAB No. 101, “Revenue Recognition in Financial Statements.” SAB No. 104’s primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” While the wording of SAB No. 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB No. 104. The adoption of SAB No. 104 did not have a material effect on the Company’s results of operations or financial position.

     In March 2004, the FASB issued an exposure draft entitled “Share-Based Payment, and Amendment of FASB Statements No. 123 and 95.” This proposed statement addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and generally would require instead that such transactions be accounted for using a fair-value-based method. As proposed, this statement would be effective for the Company on July 1, 2005. The Company is currently evaluating the effect this proposed standard will have on their results of operations or financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

     The prevailing low levels of traditional seismic activity during the past number of years have presented a challenging environment for companies involved in the seismic industry. This environment, along with product life cycle developments affecting our traditional product lines, have been the principal factors affecting our results of operations in recent years.

     Our traditional business has been the manufacture and sale of land, marine and transition zone seismic instrumentation for oil and gas exploration and production. During 2004, however, we changed our overall focus toward being a provider of seismic imaging technology and solutions for exploration, production and reservoir monitoring in land and marine (including shallow water and marsh) environments.

     Recently, there have been positive developments in our industry and, in the opinion of our management, favorable trends for our business, which include the following:

•	Prevailing high commodity prices for oil and natural gas, which have resulted in oil and gas companies budgeting greater amounts for exploration and development activities,

•	Increasing worldwide demand for hydrocarbons,

•	Increasing use of advanced-technology products and services by oil companies for exploration and for enhancement of production from their existing reserves,

•	Increasing needs of exploration and production companies for seismic surveys that are custom-designed to meet complex geological formation characteristics, and

•	Increasing need for more sophisticated information tools to monitor and assess new and producing oil and gas reservoirs.

     Our strategy involves repositioning our company as a seismic imaging company, providing both equipment and services across a broader spectrum of the seismic technology industry than merely being an equipment manufacturer and sales company. The advantages of our products and services that incorporate full-wave digital imaging capabilities will, we believe, ultimately drive the demand for new survey designs and the associated processing and interpretive skills that we possess. We believe that our products which digitally monitor seismic characteristics of reservoirs will reduce the costs of performing multiple seismic surveys over the same areas, thereby reducing overall seismic costs for operators and owners of the reserves.

     As part of this strategy, we acquired Concept Systems Holding Limited (Concept Systems) in February 2004. Based in Edinburgh, Scotland, Concept Systems is a provider of software, systems and services for towed streamer, seabed and land seismic operations. We acquired Concept Systems as part of our strategy to develop solutions that integrate complex data streams from multiple seismic sub-systems, including source, source control, positioning, and recording in all environments, including land, towed streamer, and seabed acquisition.

     In June 2004, we acquired Houston-based GX Technology Corporation (GXT), a leading provider of seismic imaging technology, data processing and subsurface imaging services to oil and gas companies. The GXT acquisition was part of our strategy to expand the range of offerings we can provide to our customers. Imaging of the subsurface requires both advanced equipment technology used in the seismic data acquisition process and specialized services to process the acquired seismic data. GXT’s historic strength is in high-end seismic data processing.

     During 2004, we commercialized and have sold three System Four Digital/Analog land acquisition systems; these systems provide a hybrid capability for recording seismic data using digital VectorSeis sensors or standard analog geophones, or combinations thereof. In our Marine Imaging Systems segment, we completed shipments of our VectorSeis Ocean-Bottom products under our contract with RXT. In September 2004, we announced the formation of a joint industry project with QinetiQ, a European science and technology company, to develop and deploy the world’s first fiber-optic seabed seismic acquisition system. This program will be co-sponsored and funded by four major oil and gas companies.

     However, we continue to experience uneven results of operations, period to period. Total revenues for the third quarter of 2004 were within the expected range, but net earnings and earnings per diluted share were lower than expected. Delays in sales of higher-margin land systems and data library sales resulted in a higher percentage of lower-margin products sold in the quarter. In addition, higher start-up expenses for new product introductions also contributed to reduced operating margins.

     In December 2003, we successfully refinanced substantially all of our existing short-term indebtedness with proceeds from our $60.0 million issuance of 5.5% convertible senior notes due 2008. As of September 30, 2004, our total outstanding indebtedness was $88.0 million. Also, in June 2004, we issued 22,928,700 shares of our common stock at $7.00 per share resulting in proceeds, net of fees, of $150.1 million. Our cash needs have increased in 2004 and are anticipated to remain at relatively high levels for 2005. We have typically financed our operations from internally generated cash and funds from equity and debt financings. Given our increased level of debt outstanding in 2004, our interest expense increased for both the three and nine months ended September 30, 2004 compared to comparable periods in 2003. We will continue to need and use funds to complete the research, development and testing of our products and services. During the nine months ended September 30, 2004, net cash used in operations was $7.3 million. At September 30, 2004, our cash and cash equivalents were $31.9 million, compared to $59.5 at December 31, 2003.

     Our ability to produce positive operating cash flows, return to more consistent levels of profitability, grow our business and service and retire our debt (in addition to our other obligations) will depend on the success of our efforts in increasing revenues from sales of our seismic imaging products and services, integrating recent acquisitions, introducing and continuing to technologically enhance our products and services offered, penetrating new markets for our products and services, achieving more consistency in our period-to-period results of operations, improving margins on our sales and reducing our overall costs.

     We have traditionally relied on a relatively small number of significant customers. Consequently, our business is exposed to risks related to customer concentration. In recent years, our traditional customers have been rapidly consolidating, shrinking demand for our traditional products. The loss of any of our significant customers or deterioration in our relations with any of them could materially and adversely affect our results of operations and financial condition. The fact that such a high percentage of our sales currently are made to foreign destinations and customers presents additional issues for our revenues and cash flows. We continue to see expansion from Chinese customers, and we plan to continue to expand our presence internationally. As a result of these factors, the collections cycle for our sales in 2004 has increased to higher levels than it has traditionally been, which increases our working capital funding needs.

     Through our manufacturing outsourcing activities, we have sought to reduce both the unit cost of our products and our fixed cost structure, as well as to accelerate our research and development cycle for non-core technologies. In 2003, we closed our Alvin, Texas manufacturing facility and our Norwich, U.K. geophone stringing operation (moving the stringing operation to a leased facility in Jebel Ali, Dubai), and outsourced other manufacturing activities to various third parties. In August 2004, we completed the sale of our Alvin facility, resulting in a gain on sale of $2.4 million. In January 2004, we consolidated three operating units of our Land Imaging Systems segment into one division and in April 2004, we consolidated two operating units of our Marine Imaging Systems segment into one division. We continue to work to reduce the unit costs of our products.

Results of Operations

     Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

     Net Sales: Net sales of $80.9 million for the three months ended September 30, 2004 increased $50.6 million compared to the corresponding period last year. Approximately 57% of this increase in net sales was primarily due to increases within our historical Land and Marine Imaging Systems segments. Net sales within our Land Imaging Systems segment increased $17.7 million to $38.4 million compared to the corresponding period of last year. The increase is due to the continuing acceptance of our System Four Digital/Analog land acquisition system, of which in the third quarter of 2004 we completed our first sales into the international market. We also had an increase in sales of our Sensor geophone and vibrator truck product lines. Our Marine Imaging Systems’ net sales increased $11.5 million to $19.1 million compared to the corresponding period of last year. The increase was due to the final deliveries under our first VectorSeis Ocean-Bottom acquisition system contract.

     The remaining 43% of our increase in net sales was due to our acquisition of GXT (in June 2004) and Concept Systems (in February 2004). During the three months ended September 30, 2004, GXT and Concept Systems contributed $17.5 million and $4.5 million, respectively, to our net sales. Historically, GXT’s imaging services are slower in the third quarter when compared to other quarters, which resulted in lower contributions to our results of operations. See further discussion of the acquisitions of GXT and Concept Systems at Note 2 of Notes to Unaudited Consolidated Financial Statements.

     Gross Profit and Gross Profit Percentage: Gross profit of $19.1 million for the three months ended September 30, 2004 increased $13.9 million, compared to the corresponding period last year. Gross profit percentage for the three months ended September 30, 2004 was 24% compared to 17% in the prior year. The improvement in gross profit was mainly driven by the contributions from Concept Systems and the sale of a new product within our Land Imaging Systems segment. However, gross margins for the three months ended September 30, 2004, were lower than expected, as delays in higher margin systems sales and GXT’s multi-client library sales were replaced with lower margin sales of vibrator trucks and other products, in addition to additional start-up expenses incurred on new products.

     Research and Development: Research and development expense of $6.1 million for the three months ended September 30, 2004 increased $1.7 million compared to the corresponding period last year. This increase is mainly due to the acquisitions of GXT and Concept Systems, which together added $2.0 million, to our research and development expenses. Excluding these expenses of GXT and Concept Systems, our research and development expenses decreased approximately $0.3 million primarily due to our entering the commercialization phase of our System Four Digital/Analog land acquisition system and our VectorSeis Ocean-Bottom acquisition system.

     Marketing and Sales: Marketing and sales expense of $7.3 million for the three months ended September 30, 2004 increased $4.3 million compared to the corresponding period last year. The increase is primarily a result of the acquisition of GXT, which added $2.5 million to our marketing and sales expense. Excluding these expenses of GXT, our sales and marketing expenses increased approximately $1.8 million, primarily related to an increase in sales commissions resulting from an increase in sales, an increase in corporate marketing and advertising expenses and additional expenses related to the opening of our sales representative office in Moscow.

     General and Administrative: General and administrative expense of $11.5 million for the three months ended September 30, 2004 increased $7.2 million compared to the corresponding period last year. The increase in general and administrative expense is primarily related to our Marine Imaging Systems’ $5.2 million provision for doubtful accounts and notes associated with our receivables due from LARGE. See further discussion at Note 6 of Notes to the Unaudited Consolidated Financial Statements. The remainder of the increase is primarily attributed to the acquisitions of GXT and Concept Systems, which together added $0.9 million to our general and administrative expenses.

     Gain on Sale of Assets: Gain on sale of assets for the three months ended September 30, 2004 primarily related to the sale of our Alvin, Texas manufacturing facility.

     Net Interest Expense: Total net interest expense of $1.4 million for the three months ended September 30, 2004 increased $0.8 million compared to the corresponding period last year. The increase is largely due to the issuance of $60.0 million of our convertible senior notes, which mature in December 2008. These convertible notes were issued in December 2003 and bear interest at an annual rate of 5.5%, payable semi-annually. Also, we acquired GXT in June 2004, which typically finances its equipment purchases through equipment loans. At September 30, 2004, GXT had $7.5 million outstanding under their equipment loans with rates ranging from 5.8% to 17.3%.

     Fair Value Adjustment of Warrant Obligation: The fair value adjustment of warrant obligation totaling $1.8 million in 2003 was due to a change in the fair value between July 1, 2003 and September 30, 2003 of our previously outstanding common stock warrant. No comparable adjustment was recorded during the three months ended September 30, 2004, because this warrant was exchanged for 125,000 shares of our common stock in December 2003.

     Income Tax Expense (Benefit): Income tax expense for the three months ended September 30, 2004 was $0.3 million compared to an income tax benefit of $0.1 million for three months ended September 30, 2003. The income tax benefit for the three months ended September 30, 2003, included a $0.6 million federal tax refund. Excluding this refund, income tax expense for the three months ended September 30, 2004 and 2003 reflected only state and foreign taxes, since we continue to maintain a valuation allowance for substantially all of our net deferred tax assets.

     Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

     Net Sales: Net sales of $179.5 million for the nine months ended September 30, 2004 increased $73.4 million compared to the corresponding period last year. Approximately 53% of this increase in net sales was primarily due to increases within our historical Land and Marine Imaging Systems segments. Net sales within our Land Imaging Systems segment increased $21.8 million to $95.6 million compared to the corresponding period of last year. The increase is primarily due to an increase in sales of our Sensor geophones and vibrator truck product lines and the sale of our first three System Four Digital/Analog land acquisition systems, which we commercialized in the second quarter of 2004. Our Marine Imaging Systems’ net sales increased $16.6 million to $43.7 million compared to the corresponding period of last year. The increase was due to the sales under our first VectorSeis Ocean-Bottom acquisition system contract.

     The remaining 47% of our increase in net sales was due to our acquisition of GXT and Concept Systems. During the nine months ended September 30, 2004, GXT and Concept Systems contributed $23.1 million and $11.4 million, respectively, to our net sales. See further discussion of the acquisitions of GXT and Concept Systems at Note 2 of Notes to Unaudited Consolidated Financial Statements.

     Gross Profit and Gross Profit Percentage: Gross profit of $53.2 million for the nine months ended September 30, 2004 increased $36.6 million, compared to the corresponding period last year. Gross profit percentage for the nine months ended September 30, 2004 was 30% compared to 16% in the prior year. The improvement in gross profit was driven mainly by the contributions from Concept Systems, the sale of new products within our Marine Imaging Systems segment and follow-on sales of VectorSeis System Four land acquisition systems and our first three sales of our System Four Digital/Analog land acquisition systems by our Land Imaging Systems segment. Negatively affecting gross profits in 2003 was a $2.5 million write-down of equipment associated with our first generation radio-based VectorSeis land acquisition system.

     Research and Development: Research and development expense of $15.6 million for the nine months ended September 30, 2004 increased $0.6 million compared to the corresponding period last year. This increase is due to the acquisitions of GXT and Concept Systems, which together added $3.7 million to our research and development expenses. Excluding these expenses of GXT and Concept Systems, our research and development expenses decreased approximately $3.1 million primarily due to our entering the commercialization phase of our new products.

     Marketing and Sales: Marketing and sales expense of $15.7 million for the nine months ended September 30, 2004 increased $6.8 million compared to the corresponding period last year. The increase is primarily a result of the acquisitions of GXT and Concept Systems, which together added $4.3 million to our marketing and sales expense. Excluding these expenses of GXT and Concept Systems, our sales and marketing expenses increased approximately $2.5 million, primarily related to an increase in sales commissions resulting from an increase in sales, an increase in corporate marketing and advertising expenses and additional expenses related to the opening of our sales representative office in Moscow.

     General and Administrative: General and administrative expense of $22.1 million for the nine months ended September 30, 2004 increased $8.3 million compared to the corresponding period last year. The increase in general and administrative expense is primarily related to our Marine Imaging Systems’ $5.2 million provision for doubtful accounts and notes associated with our receivables due from LARGE. See further discussion at Note 6 of Notes to the Unaudited Consolidated Financial Statements. The remainder of the increase is primarily attributed to the acquisitions of GXT and Concept Systems, which together added $1.4 to our general and administrative expenses, in addition to an increase in legal fees associated with various ongoing legal matters in our ordinary course of business and fees associated with the implementation of the Sarbanes-Oxley Act of 2002.

     Gain on Sale of Assets: Gain on sale of assets of $3.4 million for the nine months ended September 30, 2004 related to the sales of our Alvin, Texas manufacturing facility and undeveloped land across from our headquarters in Stafford, Texas.

     Impairment of Long-Lived Assets: Impairment of long-lived assets of $1.1 million for the nine months ended September 30, 2003 relates to the cancellation of our solid streamer project within the Marine Imaging Systems segment. As such, certain assets were impaired and other related assets and costs were written off. There was no comparable charge during the nine months ended September 30, 2004.

     Net Interest Expense: Total net interest expense of $3.6 million for the nine months ended September 30, 2004 increased $2.0 million, compared to the corresponding period last year. The increase is largely due to the issuance of $60.0 million of our convertible senior notes, that mature in December 2008. In addition, at September 30, 2004, GXT had $7.5 million outstanding under their equipment loans.

     Fair Value Adjustment of Warrant Obligation: The fair value adjustment of the warrant obligation totaling $1.0 million in 2003 was due to a change in the fair value between January 1, 2003 and September 30, 2003 of our previously outstanding common stock warrant. No comparable adjustment was recorded during the nine months ended September 30, 2004 because this warrant was exchanged for 125,000 shares of our common stock in December 2003.

     Impairment of Investment: Impairment of investment of $2.0 million for the nine months ended September 30, 2003 related to the write-down of our investment in Energy Virtual Partners, Inc. (EVP) to its approximate liquidation value of $1.0 million. In March 2004, we received our final liquidation payment from EVP.

     Income Tax Expense: Income tax expense for the nine months September 30, 2004 was $1.2 million compared to $0.2 million for the nine months ended September 30, 2003. The income tax expense for the nine months ended September 30, 2003, included a $1.2 million federal tax refund. Excluding this refund, income tax expense for the nine months ended September 30, 2004 and 2003 reflected only state and foreign taxes, since we continue to maintain a valuation allowance for substantially all of our net deferred tax assets.

Liquidity and Capital Resources

     In June 2004, we issued 22,928,700 shares of our common stock at $7.00 per share resulting in proceeds, net of fees, of $150.1 million. Approximately $137.8 million of the proceeds from this equity offering were used to fund our acquisition of GXT, with the remainder of the proceeds being retained to fund our ongoing operational requirements. Also, in February of 2004, we purchased Concept Systems for $38.9 million in cash, including acquisition costs, and issued 1,680,000 of our common shares. The proceeds to fund the Concept Systems acquisition was the result of the $60.0 million of 5.5% convertible senior notes which we issued in

December 2003. These notes mature in 2008 and are convertible into our common stock at any time prior to their maturity at an initial conversion rate of 231.4815 shares per $1,000 principal amount of notes (a conversion price of $4.32), which represents 13,888,890 total common shares.

     We currently do not have a revolving line of credit or similar debt financing sources in place to support our working capital requirements; however, we are currently seeking a revolving line of credit to support our working capital requirements. We can give no assurances as to whether a line of credit will be obtained, and if so, whether the terms of such a line of credit will be advantageous to us, or whether the amounts available for borrowing will be sufficient for our purposes. However, based upon our management’s internal revenue forecast, our liquidity requirements in the near term and our projected increase in seismic activity and oil and gas exploration and development, we currently believe that the combination of our projected internally generated cash and our working capital (including cash and cash equivalents on hand), will be adequate to meet our anticipated capital and liquidity requirements for the next twelve months.

Cash Flow from Operations

     We have historically financed operations from internally generated cash and funds from equity and debt financings. Cash and cash equivalents were $31.9 million at September 30, 2004, a decrease of $27.6 million, compared to December 31, 2003. Net cash used in operating activities was $7.3 million for the nine months ended September 30, 2004, and compared to cash used in operating activities of $24.3 million for the nine months ended September 30, 2003. The net cash used in our operating activities for the nine months ended September 30, 2004 was primarily due to increases in our receivables, which was due to our increase in sales during the nine months ended September 30, 2004 and an increase in our inventory due to our forecasted increase in sales during the near term. Offsetting the increase in receivables and inventory was a corresponding increase in accounts payable and accrued expenses, also due to increased sales activity, as well as significant improvements in operating results in 2004 compared to 2003.

Cash Flow from Investing Activities

     Net cash flow used in investing activities was $168.9 million for the nine months ended September 30, 2004, compared to $6.8 million for the nine months ended September 30, 2003. The principal investing activity was related to our purchases of GXT and Concept Systems. See further discussion of the GXT and Concept Systems acquisitions at Note 2 of Notes to Unaudited Consolidated Financial Statements. During the nine months ended September 30, 2004, we sold excess property and equipment for net proceeds of $4.5 million, most of which related to our Alvin, Texas facility and undeveloped land located across from our headquarters in Stafford, Texas. Also, we received payment in full on a $5.8 million note receivable that related to the sale of a subsidiary in 1999. We purchased $3.7 million of equipment and invested $1.1 million in our multi-client data library during the nine months ended September 30, 2004. We expect to spend an additional $1.5 million for equipment and other capital expenditures through the remainder of 2004. We also expect to spend $2.6 million for data acquisition costs for GXT’s multi-client data library through the remainder of 2004.

Cash Flow from Financing Activities

     Net cash flow provided by financing activities was $149.0 million for the nine months ended September 30, 2004, compared to $18.2 million of cash used in financing activities for the nine months ended September 30, 2003. This net cash flow was primarily related to our equity offering in June 2004. Also, during the nine months ended September 30, 2004 we made scheduled payments of $4.3 million on our notes payable, long-term debt and lease obligations, and employees exercised their stock options resulting in proceeds to us of $3.3 million.

Inflation and Seasonality

     Inflation in recent years has not had a material effect on our costs of goods or labor, or the prices for our products or services. Traditionally, our business has been seasonal, with strongest demand in our first and fourth quarters, and weakest demand in the third quarter of our fiscal year. Additionally, GXT’s imaging services are typically slower in the third quarter. This seasonality is primarily attributable to the typical budgetary cycles of our seismic contractor and oil and gas exploration and production company customers.

Future Contractual Obligations

     The following table sets forth estimates of future payments for 2004 through 2009, and thereafter, of our consolidated contractual obligations, as of September 30, 2004 (in thousands):

	Payments Due by Fiscal Year
							2009 and
Contractual Obligations	Total	2004	2005	2006	2007	2008	Thereafter
Long-Term Debt and Lease Obligations	$87,990	$2,168	$6,546	$3,399	$2,290	$61,763	$11,824
Operating Leases	13,098	1,537	3,651	1,904	1,477	721	3,808
Product Warranty	4,314	1,079	3,235	—	—	—	—
Purchase Obligations	52,694	34,037	18,657	—	—	—	—

Total	$158,096	$38,821	$32,089	$5,303	$3,767	$62,484	$15,632

     The long-term debt and lease obligations at September 30, 2004 consist of $60.0 million in convertible senior notes that mature in December 2008. The remaining amount of these obligations consist of $0.9 million in unsecured promissory notes related to our acquisition of AXIS in 2002, $1.5 million of insurance costs we financed through short-term notes payable, $18.1 million related to the sale/leaseback arrangement housing our corporate headquarters, our Land Imaging Systems division and MEMS facility in Stafford, and $7.5 million related to equipment loans of GXT. For further discussion of our notes payable, long-term debt and lease obligations, see Note 12 of the Notes to Unaudited Consolidated Financial Statements.

     The operating lease commitments at September 30, 2004 relate to our lease of certain equipment, offices, and warehouse space under non-cancelable operating leases.

     The liability for product warranties at September 30, 2004 relate to the estimated future warranty expenditures associated with our products. Our warranty periods range from 90 days to three years from the date of original purchase, depending on the product. We record an accrual for product warranties and other contingencies at the time of sale, which is when the estimated future expenditures associated with those contingencies become probable and the amounts can be reasonably estimated.

     Our purchase obligations primarily relate to our committed inventory purchase orders for which deliveries are scheduled to be made in the remainder of 2004 and 2005.

Critical Accounting Policies and Estimates

     Please refer to our Annual Report on Form 10-K (as amended by Forms 10-K/A) for the year ended December 31, 2003 for a complete discussion of the Company’s critical accounting policies and estimates. There have been no material changes in the current period regarding our critical accounting policies. As a result of our acquisition of GXT, we have adopted the following accounting policies related to revenue recognition for imaging services and multi-client surveys and the capitalization and amortization of multi-client data libraries.

•	Revenue Recognition - Revenues for imaging services are recognized on the percentage of completion method. During the acquisition and processing phase of a multi-client survey, we recognize pre-funding revenue based on the percentage of completion. After completion of a multi-client survey, we recognize revenue upon delivery of data to our customer.

We consider the percentage of completion method to be the best available measure of progress on these contracts. The percentage complete is assessed by measuring the actual progress to the estimated progress of the project. Accordingly, changes in job performance, job conditions, estimated profitability, contract price, cost estimates, and availability of human and computer resources are reviewed periodically as the work progresses and revisions to the percentage completion are reflected in the accounting period in which the facts that require such adjustments become known. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. The asset “Unbilled Revenue” represents revenues recognized in excess of amounts billed. The liability “Deferred Revenue” represents amounts billed in excess of revenues recognized.

•	Multi-Client Data Library — The multi-client data library consists of seismic surveys that are offered for licensing to customers on a nonexclusive basis. The capitalized costs include costs paid to third parties for the acquisition of data and related activities associated with the data creation activity and direct internal processing costs, such as salaries, benefits, computer related expenses, and other costs incurred for seismic data project design and management. For the three months ended September 30, 2004, we capitalized, as part of our multi-client data library, approximately $1.0 million of direct internal processing costs.

During the acquisition and processing phase, we amortize costs using the percentage of actual pre-funding revenue to the total estimated revenue multiplied by the estimated total cost of the project. Once a multi-client data library is available for commercial sale, we amortize the remaining costs using the greater of (i) the percentage of actual revenue to the total estimated revenue multiplied by the estimated total cost of the remaining project or (ii) a straight-line basis over the useful economic life of the data. The straight-line amortization period for 2-D projects is two years, and is three years for 3-D projects.

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

Credit Risk

     Historically, our principal customers have been seismic contractors that operate seismic data acquisition systems and related equipment to collect data in accordance with their customers’ specifications or for their own seismic data libraries. However, through the acquisition of GXT, we have further diversified our customer base to include major integrated and independent oil and gas companies. For the nine months ended September 30, 2004 and for all of 2003, approximately 15% and 28%, respectively, of our consolidated net sales related to one Chinese customer. The loss of this customer or a deterioration in our relationship with it could have a material adverse effect on our results of operations and financial condition.

     At September 30, 2004, approximately $11.8 million of our total notes receivable and accounts receivable, before allowance for doubtful accounts and notes, related to LARGE, a subsidiary of Yukos, a major Russian energy company. Yukos has recently been experiencing financial difficulty. These notes and accounts receivable related to sales and leases of our equipment that we entered into with LARGE in late 2001 through early 2003. During 2004, LARGE became delinquent in payment of all of its existing indebtedness owed to us. Over the course of 2004, we attempted to renegotiate the terms of these notes with LARGE and potential new investors in LARGE. In October 2004, LARGE reconveyed certain of the purchased equipment to us in exchange for a reduction in the total amounts outstanding owed by it. Certain of our other customers have agreed to lease or purchase this repossessed equipment, and we are currently in negotiations with other customers for the sale or lease of other purchased equipment in transit to us from LARGE.

     Also, in October 2004, we were informed that LARGE would likely not continue operations. Although we continue to pursue available remedies for recovery of the remaining purchased equipment and collection of the remaining amounts owed by LARGE, we established a reserve of $5.2 million in September 2004 related to the LARGE receivables. The outstanding note receivable balance after recording the reserve for LARGE was $5.8 million as of September 30, 2004, which represents the estimated fair market value of the recovered equipment less its estimated refurbishment costs.

     For the nine months ended September 30, 2004, we recognized $21.3 million of sales to customers in the Commonwealth of Independent States, or former Soviet Union (CIS), $8.8 million of sales to customers in Latin American countries, $31.3 million of sales to customers in Europe, $14.6 million of sales to customers in the Middle East, $38.6 million of sales to customers in Asia Pacific and $13.9 million of sales to customers in Africa. The majority of our foreign sales are denominated in U.S. dollars. In recent years, the CIS, and certain Latin American countries have experienced economic problems and uncertainties. To the extent that world events or economic conditions negatively affect our future sales to customers in these and other regions of the world or the collectibility of our existing receivables, our future results of operations, liquidity and financial condition may be adversely affected. We currently require customers in these higher risk countries to provide their own financing and in some cases assists the customer in organizing international financing and Export Import credit guarantees provided by the United States government. We do not currently extend long-term credit through notes or otherwise to companies in countries we consider to be inappropriate credit risk.

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

     Examples of other forward-looking statements contained in this report include statements regarding:

•	our expected revenues, operating profit and net income;

•	future growth rates and margins for certain of our products and services;

•	our future acquisitions and levels of capital expenditures;

•	our success in integrating our acquired businesses;

•	our expectations regarding future mix of business and future asset recoveries;

•	the adequacy of our future liquidity and capital resources;

•	expectations of successfully marketing our products and services to oil and gas company end-users;

•	anticipated timing and success of commercialization and capabilities of products and services under development, and start-up costs associated therewith;

•	future demand for seismic equipment and services;

•	future seismic industry fundamentals;

•	future oil and gas commodity prices;

•	future worldwide economic condition;

•	our expectations regarding realization of deferred tax assets;

•	our beliefs regarding accounting estimates we make;

•	the result of pending or threatened disputes and other contingencies; and

•	our proposed strategic alliances.

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

     We rely on a relatively small number of significant customers. Consequently, our business is exposed to the risks related to customer concentration. For the nine months ended September 30, 2004 and for the entire year of 2003, approximately 15% and 28%, respectively, of our consolidated net sales related to one Chinese customer. The loss of any of our significant customers or a deterioration in our relations with any of them could materially and adversely affect our results of operations and financial condition.

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

     Sales to customers outside of North America accounted for approximately 72% of our consolidated net sales for the nine months ended September 30, 2004, and we believe that export sales will remain a significant percentage of our revenue. United States export restrictions affect the types and specifications of products we can export. Additionally, to complete certain sales, United States laws may require us to obtain export licenses, and we cannot assure you that we will not experience difficulty in obtaining these licenses. Operations and sales in countries other than the United States are subject to various risks peculiar to each country. With respect to any particular country, these risks may include:

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

     GXT’s business in processing seismic data competes with a number of our traditional customers that are seismic contractors. Many of these companies not only offer their customers — generally major, independent and national oil companies — the traditional services of conducting seismic surveys, but also the processing and interpretation of the data acquired from those seismic surveys. In that regard, GXT’s processing services may directly compete with these contractors’ service offerings and may adversely affect our relationships with them, which could result in reduced sales and revenues from these seismic contractor customers.

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

     In addition, these acquisitions may result in unexpected costs, expenses and liabilities. For example, during 2002, we acquired certain assets of S/N Technologies and, in April 2003, we invested $3.0 million in EVP. These transactions were not successful. Therefore in 2003, we completely wrote down the costs of the assets we purchased from S/N Technologies and wrote down our investment in EVP to its liquidation value of $1.0 million.

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

Our operating results may fluctuate from period to period and we are subject to seasonality factors.

     Our operating results are subject to fluctuations from period to period, as a result of new product or service introductions, the timing of significant expenses and customer orders, the product mix sold and the seasonality of our business. Because many of our products feature a high sales price and are technologically complex, we generally have experienced a long sales cycle for these products. In addition, the revenues from our sales can vary widely from period to period due to changes in customer requirements. These factors can create fluctuations in our net sales and results of operations from period to period. Variability in our overall gross margins for any quarter, which depend on the percentages of higher-margin and lower-margin products and services sold in that quarter, compounds these uncertainties. As a result, if net sales or gross margins fall below expectations, our operating results and financial condition may be adversely affected. Additionally, our business is seasonal in nature, with weakest demand typically experienced in the third calendar quarter, and the strongest demand typically in the first and fourth calendar quarters of each year.

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

     System reliability is an important competitive consideration for seismic data acquisition systems. Even though we attempt to assure that our systems are always reliable in the field, the many technical variables related to operations can cause a combination of factors that can and have, from time to time, caused service issues with our products. If our customers believe that our products have reliability issues, then those customers may delay acceptance of our new products and reduce demand for our products. Our business, our results of operations and our financial condition, therefore, may be materially and adversely affected.

     While we believe that our new VectorSeis System Four land acquisition system and VectorSeis Ocean-Bottom acquisition system have made significant improvements in both field troubleshooting and reliability compared to our legacy systems, products as complex as these systems, however, sometimes contain undetected errors or bugs when first introduced. Despite our testing program, these undetected errors may not be discovered until the product is purchased and used by a customer. If our customers deploy our new products and they do not work correctly, our relationship with our customers may be materially and adversely affected. Errors may be found in future releases of our products, and these errors could impair the market acceptance of our products and result in increased warranty and other costs.

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

The oversupply of seismic data and downward pricing pressures have adversely affected our operations and significantly reduced our operating margins and income and may continue to do so in the future.

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

     Third parties inquire and claim from time to time that we have infringed upon their intellectual property rights. Any such claims, with or without merit, could be time consuming, result in costly litigation, result in injunctions, require product modifications, cause product shipment delays or require us to enter into royalty or licensing arrangements. Such claims could have a material adverse affect on our results of operations and financial condition. We are not currently aware of any parties that intend to pursue intellectual property claims against us that will result in a material adverse impact on our business, financial position or liquidity.

Further consolidation among our significant customers could materially and adversely affect us.

     Historically, a relatively small number of customers has accounted for the majority of our net sales in any period. In recent years, our traditional seismic contractor customers have been rapidly consolidating, shrinking the demand for our products. The loss of any of our significant customers to further consolidation could materially and adversely affect our results of operations and financial condition.

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

     Our cash and cash equivalents have declined from $59.5 million at December 31, 2003 to $31.9 million at September 30, 2004, a decrease of $27.6 million, primarily related to our acquisitions of GXT and Concept Systems in 2004. Our ability to fund our operations, grow our business and to make scheduled payments on our indebtedness and our other obligations will depend on our financial and operating performance, which in turn will be affected by general economic conditions in the energy industry and by many financial, competitive, regulatory and other factors beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future sources of capital will be available to us in an amount sufficient to enable us to service our indebtedness, including the notes, or to fund our other liquidity needs.

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

While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from recent legislation requiring companies to evaluate internal controls under Section 404 of the Sarbanes-Oxley Act of 2002.

     We are evaluating our internal controls systems in order to allow management to report on, and our independent auditors to attest to, our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. We are performing the system and process evaluation and testing required in order to comply with the management certification and auditor attestation requirements of Section 404. As a result, we are incurring additional expenses and a diversion of management’s time. While we anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations since there is no precedent available by which to measure compliance adequacy. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may suffer adverse consequences. Our inability to report or obtain attestations on the effectiveness of our internal control over financial reporting may cause investors, creditors, customers, suppliers and others to lose confidence in the accuracy of our financial reporting, which may in turn decrease the price and liquidity for our securities and negatively affect our ability to secure financing and conduct our operations. In addition, our ability to report financial results on a timely and accurate basis may be adversely affected.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     We may, from time to time, be exposed to market risk, which is the potential loss arising from adverse changes in market prices, interest rates and foreign currency exchange rates. We traditionally have not entered into significant derivative or other financial instruments other than the warrant granted to SCF, which was terminated in December 2003. We are not currently a borrower under any material credit arrangements that feature fluctuating interest rates, but we have $80.5 million of long-term fixed rate debt outstanding at September 30, 2004. As a result, we are subject to the risk of higher interest costs if this debt is refinanced. If rates are 1% higher at the time of refinancing, our interest costs would increase by approximately $0.8 million annually.

     We have subsidiaries in the Netherlands, United Kingdom, Norway and the United Arab Emirates. Therefore, our financial results may be affected by changes in foreign currency exchange rates. Our consolidated balance sheet at September 30, 2004 reflected approximately $14.0 million of net working capital related to our foreign subsidiaries. A majority of our foreign net working capital is within the Netherlands and United Kingdom. The subsidiaries receive their income and pay their expenses primarily in Euros and British pounds (GBP), respectively. To the extent that transactions of these subsidiaries are settled in Euros or GBP, a devaluation of these currencies versus the U.S. dollar could reduce the contribution from these subsidiaries to our consolidated results of operations as reported in U.S. dollars. We do not hedge the market risk related to fluctuations in foreign currencies.

Item 4. Controls and Procedures

     As a result of our acquisition of GXT on June 14, 2004, we have made a number of changes in our company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates. We continue the process of evaluating GXT’s internal controls and, as of the date of this quarterly report, have not yet completed our evaluation. We do not anticipate our evaluation of controls of GXT to be complete by December 31, 2004 and, as permitted, will be excluding this acquisition from our reporting under Sarbanes-Oxley Section 404 at December 31, 2004. During our evaluation and our review of our quarterly results, we and our independent auditors, PricewaterhouseCoopers LLP, detected a weakness in our internal control over financial reporting involving the lack of adequate review of a final sales contract by GXT’s accounting personnel. Upon discovery of this situation, the appropriate reviews were performed and corresponding changes were reflected in our financial statements prior to their issuance. We have since remedied the weakness by implementing certain contract review procedures within GXT’s accounting department that are designed to prevent such occurrences.

     We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our Exchange Act filings is properly and timely recorded and reported. Management of the company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, and except for the matter described in the paragraph above, the company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, the information relating to the company and its consolidated subsidiaries required to be disclosed by the company in the reports that it files or submits under the Exchange Act.

     Other than changes resulting from our acquisition of GXT, there have not been any changes in the company’s internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     Legal Matters: In October 2002, we filed a lawsuit against Paulsson Geophysical Services, Inc. (“PGSI”) and its owner in the 286th District Court for Fort Bend County, Texas, seeking recovery of approximately $0.7 million that was unpaid and due to us resulting from the sale of a custom product that PGSI asked us to construct in 2001. In 2002, we fully reserved for all amounts due from PGSI with regard to this sale. After we filed suit to recover the PGSI receivable, PGSI alleged that the delivered custom product was defective and counter-claimed against us, asserting breach of contract, breach of warranty and other related causes of action. The case was tried to a jury during May 2004. The jury returned a verdict in June 2004, the results of which would not have supported a judgment awarding damages to either us or the defendants. In August 2004, the presiding judge overruled the jury verdict and ordered a new trial. We and the defendants have not yet scheduled a new trial and continue to discuss the dispute. We continue to believe that the ultimate resolution of the case will not have a material adverse impact on our financial condition or liquidity.

     We have been named in various lawsuits or threatened actions that are incidental to our ordinary business. Such lawsuits and actions could increase in number as our business expands and we grow larger. Litigation is inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, cause us to incur costs and expenses, require significant amounts of management time and result in the diversion of significant operational resources. The results of these lawsuits and actions cannot be predicted with certainty. We believe that the ultimate resolution of these matters will not have a material adverse impact on our financial condition or liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     During the three months ended September 30, 2004, in connection with the lapse of restrictions on shares of our restricted stock held by one of our employees, we acquired shares of our restricted stock in satisfaction of tax withholding obligations that were incurred on the vesting date. The date of acquisition, number of shares and average effective acquisition price per share, were as follows:

(d) Maximum
Number (or
Approximate
Dollar Value) of
Shares That May
			(c) Total Number of Shares	Yet Be Purchased
	(a) Total Number of	(b) Average Price	Purchased as Part of Publicly	Under the Plans or
Period	Shares Acquired	Paid Per Share	Announced Plans or Program	Program
July 1, 2004 to July 31, 2004	None	None	Not applicable	Not applicable
August 1, 2004 to August 31, 2004	882	$9.37	Not applicable	Not applicable
September 1, 2004 to September 30, 2004	None	None	Not applicable	Not applicable

Total	882	$9.37

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

     (b)  Reports on Form 8-K

     On August 3, 2004, we filed a Current Report on Form 8-K reporting under Item 5. “Other Events” in connection with our announcement of S. James Nelson, Jr. being appointed to our Board of Directors and to the Audit Committee of the Board of Directors.

     On September 15, 2004, we filed a Current Report on Form 8-K reporting under Item 8.01. “Other Events”, which contained an unaudited pro forma statement of operations for the six months ended June 30, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INPUT/OUTPUT, INC.

By:	/s/ J. Michael Kirksey

J. Michael Kirksey Executive Vice President and Chief Financial Officer

Date: November 9, 2004

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.