Form 10-K
period 2004-12-31
INPUT OUTPUT INC
filed 2005-03-16
CIK 866609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

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
None
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      Aggregate market value of the voting stock held by non-affiliates of the registrant: Approximately $566.0 million as of June 30, 2004.
      Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: common stock, $.01 par value, 78,675,198 shares outstanding as of March 1, 2005.
      Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the registrant’s fiscal year end of December 31, 2004 are incorporated by reference into Part III of this Report.

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
Introduction
      In this Annual Report on Form 10-K, “Input/ Output,” “I/ O,” “company,” “we,” “our,” “ours” and “us” refer to Input/ Output, Inc. and its consolidated subsidiaries, except where the context otherwise requires or as otherwise indicated.
      The information contained in this Annual Report on Form 10-K contains references to trademarks, service marks and registered marks of Input/ Output and our subsidiaries, as indicated. Except where stated otherwise or unless the context otherwise requires, the terms “VectorSeis,” “VectorSeis System Four,” “Tescorp” and “DigiCourse” refer to our VectorSeis®, VectorSeis System Four®, Tescorp® and DigiCourse® registered marks, and the terms “AZIM,” “True Digital,” “DigiShot,” “DigiRANGE II,” “Applied MEMS,” “System Four Digital-Analog,” “SM-24,” “AHV-IV,” “MRX,” “RSR,” “X-Vib,” “Vib Pro,” “ShotPro,” “GATOR,” “SPECTRA,” “Millennium” and “Image” refer to our AZIMtm, True Digitaltm, DigiShottm, DigiRANGE IItm, Applied MEMStm, System Four Digital-Analogtm, SM-24tm, AHV-IVtm, MRXtm, RSRtm, X-Vibtm, Vib Protm, ShotProtm, GATORtm, SPECTRAtm, Millenniumtm and Imagetm trademarks and service marks.
      Input/ Output was incorporated in 1979 and, along with its predecessors, has been engaged in the business of manufacturing seismic equipment since the early 1970’s. We are a leading provider of seismic imaging technology used by oil and gas companies and seismic contractors for exploration, appraisal, development and reservoir monitoring in both land and marine environments. We add value for our customers by providing technologies and services to collect seismic data and develop geophysical images to find, develop and extract hydrocarbons more quickly and economically. We offer a full suite of related products and services for seismic data acquisition and processing without owning vessels or maintaining crews typically used in the field to acquire seismic data.
      Through recent acquisitions, we have implemented a strategy to reposition our business from being primarily an equipment and technology provider to offering our customers full-seismic imaging technology solutions — from the design and planning of seismic surveys to the acquisition and processing of seismic data. Our seismic data acquisition products are well suited for both traditional three-dimensional (3-D) and time-lapse, or four-dimensional (4-D), data collection as well as more advanced multi-component — or full-wave — seismic data collection techniques. Based on historical revenues, we believe that we are a market leader in numerous product lines, such as geophones, navigation and data management software and marine positioning systems. In addition, we offer advanced seismic data processing and imaging services.
      Our business changed significantly during 2004 as a result of two acquisitions we completed. In February 2004, we acquired all of the share capital of Concept Systems Holdings Limited (Concept Systems), a Scottish-based provider of integrated planning, navigation and data management software and solutions for towed streamer, seabed and land seismic operations, for approximately $49.8 million, consisting of $39.0 million in cash and 1,680,000 shares of our common stock valued at approximately $10.8 million. Concept System’s software is installed on towed streamer marine vessels worldwide and is a component of many redeployable and permanent seabed monitoring systems. In June 2004, we acquired all of the capital stock of GX Technology Corporation (GXT), a Houston-based provider of customized imaging solutions for marine environments through its expertise in computer processing technologies, for approximately $152.5 million, comprised of $137.9 million in cash and the assumption of certain GXT stock options and indebtedness. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — 2004 Acquisitions and Dispositions.”

      Our executive headquarters are located at 12300 Parc Crest Drive, Stafford, Texas 77477. Our telephone number is (281) 933-3339. Our home page on the Internet is www.i-o.com. We make our website content available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Form 10-K.
      In portions of this Form 10-K, we incorporate by reference information from parts of other documents filed with the Securities and Exchange Commission (SEC). The SEC allows us to disclose important information by referring to it in this manner, and you should review this information. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statement for our annual shareholders’ meeting, as well as any amendments to those reports, available free of charge through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You can learn more about us by reviewing our SEC filings on our website. Our SEC reports can be accessed through the investor relations page of our website, namely www.i-o.com/ About – us/ Investor – Relations/. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including our company.
Seismic Industry Overview
      Oil and gas companies have traditionally used seismic data to reduce exploration risk by creating an image of the subsurface. Typically, an oil and gas company contracts with a geophysical logistics contracting company to acquire seismic data in a selected area. The contractor will often rely on third parties, such as I/O, to provide the contractor with the technology and equipment necessary for data acquisition. After collection, either the geophysical contractor or another data processor processes the data through algorithms designed to create a seismic image. Geoscientists then interpret the data by reviewing the image and integrating known facts about the surrounding geology.
      In recent years, two principal factors have negatively affected demand for seismic data by oil and gas companies — the maturation of 3-D data collection technology, and the business model adopted by geophysical contractors to leverage large fixed investments in equipment. The advent of commercial 3-D seismic data collection in the 1980s caused a sharp increase in demand for seismic data as oil and gas companies sought to capitalize on the improved images from 3-D technology compared to those from the predecessor two dimensional, or 2-D, technology. Recently, however, without advances beyond 3-D in imaging technology, oil and gas companies have not had a compelling reason to maintain a high rate of purchasing seismic surveys. Much of the current demand for conventional analog 3-D seismic surveys comes from areas where use of the technology was not quickly adopted, such as China and countries within the former Soviet Union.
      The traditional business model employed by geophysical contractors has also impacted demand. In an effort to achieve higher utilization of the large investments needed to conduct 3-D surveys, geophysical contractors increasingly began to collect speculative surveys for their own account as customer-requested demand for surveys declined. Contractors typically selected an area, acquired data using generic acquisition parameters and generic processing algorithms, capitalized the acquisition costs and sold the survey results to multiple parties. These general speculative surveys were not tailored to meet a particular request and caused an oversupply of seismic data. Additionally, since contractors incurred most of the costs of speculative seismic data at the time of acquisition, contractors lowered prices to recover as much of the fixed investment as possible which, in the process, drove operating margins down.
      Accelerating global reservoir decline rates coupled with recent reserve writedowns have increased the pressure on oil and gas companies to discover additional reserves. We expect these increased exploration demands, combined with significant changes in commodity prices, will drive increased demand for seismic technology and services. Additionally, oil and gas companies are focusing on deeper hydrocarbon reservoirs with more complex and more subtle structures, making development more challenging. As a result, oil and gas companies are increasingly using seismic data to enhance the development of and production from known fields. By repeating a seismic survey over a defined area, oil and gas companies can detect untapped areas of a reservoir and adjust their drilling program to optimize production. Such time-lapse seismic images are referred to as 4-D surveys and make seismic data relevant to the entire life cycle of the reservoir. We believe our technologies are well suited for 4-D data collection as well as more advanced multi-component — or full-wave — seismic data collection techniques.
      We also believe that oil and gas companies will increasingly value seismic technology providers who will collaborate with them to tailor surveys that address specific geophysical problems and to apply advanced digital sensor and imaging technologies to take into account the geologic peculiarities of a specific area. We expect that oil and gas companies will, in the future, rely less on undifferentiated, mass seismic studies created using analog sensors and traditional processing technologies that do not adequately identify geologic complexities.
Segment Information
      Beginning in June 2004, we began evaluating and reviewing our results of operations based on four business segments. See Note 14 of Notes to Consolidated Financial Statements:

•	Land Imaging Systems,

•	Marine Imaging Systems,

•	Data Management Solutions and

•	Seismic Imaging Solutions.
      After we acquired GXT in June 2004, we combined the operations of our Processing division (which included our AXIS seismic data processing and integration services business and our Green Mountain Geophysics geophysical software operations) with those of GXT to form our Seismic Imaging Solutions business segment. At that time, we also began reporting the results of operations and assets of Concept Systems as those of a new Data Management Solutions business segment. See further discussion of the GXT and Concept Systems acquisitions at Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — 2004 Acquisitions and Dispositions” and Note 2 of Notes to Consolidated Financial Statements.
      Our evaluation and review of results of operations using these four business segments has allowed for increased visibility and accountability of costs and more focused customer service and product development. We measure segment operating results based on income (loss) from operations.
Products and Services

Land Imaging Systems Products
      Products for our Land Imaging Systems business segment include the following:
      Land Data Acquisition Systems. Both our traditional analog land data acquisition systems (such as our Imagetm system) and our newer VectorSeis® System Four land data acquisition systems consist of a central electronics unit and multiple remote ground equipment modules that are either connected by cable or utilize radio transmission and retrievable data storage. The central electronics unit, which acts as the control center of the system, is typically mounted within a vehicle or helicopter transportable enclosure. The central electronics unit receives digitized data, stores the data on storage media for subsequent processing and displays the data on optional monitoring devices. It also provides calibration, status and test functionality. The remote ground equipment consists of multiple remote modules and line taps positioned over the survey area. Seismic data is collected by geophones or VectorSeis digital sensors.
      Analog Data Acquisition Systems. Our Image land acquisition system is our traditional analog land data acquisition system. The remote ground equipment consists of multiple remote modules (MRX) and line taps positioned over the survey area. Seismic signals from geophones are collected by the MRX modules, which collect multiple channels of analog seismic data. The MRX modules filter and digitize the data, which is then transmitted from the MRX modules via cable to a line tap. Alternatively, our radio telemetry system (RSR) records data across a variety of environments, including transition zones, swamps, mountain ranges, jungles and other environments. RSRs are radio controlled and do not require cables for data transmission since the information is stored at the unit source and subsequently retrieved.

      VectorSeis® Data Acquisition Systems. Our VectorSeis digital platform systems offer high-resolution, cost-effective compression-wave (P-wave) data collection as well as shear wave multi-component acquisition. Digital sensors, when compared with traditional analog geophones, provide increased response linearity and bandwidth and preserve a higher degree of vector fidelity. In addition, one digital sensor can replace a string of six or more analog geophones, providing users with significant operating efficiencies. These advantages enable improved location and characterization of reservoir structure and fluids and more accurate identification of rock properties at reduced total costs.
      We began VectorSeis land acquisition field tests in 1999, and since that time, VectorSeis technology has been used to acquire seismic data in Canada, Mexico, the United States, France, Eastern Europe and the former Soviet Union (or Commonwealth of Independent States (CIS)). In May 2002, we commercialized our VectorSeis System Four® radio-based land acquisition system, and in the second quarter of 2003, we commercialized our VectorSeis System Four cable-based telemetry system. In 2004, there were new sales of our VectorSeis System Four cable-based telemetry systems, in addition to sales of system expansion components for the existing systems in the field. For our VectorSeis System Four radio-based land acquisition systems, there were follow-on sales of additional components and system expansion components for existing systems.
      In May 2004, we announced the introduction of our new hybrid System Four Digital-Analogtm system. The System Four Digital-Analog system is based on our System Four platform and gives seismic contractors the flexibility to use traditional analog geophone sensors, or digital full-wave VectorSeis sensors, even on the same survey. The introduction of our System Four Digital-Analog system in 2004 allowed us to begin transitioning out of our legacy Image analog system. We commercialized and sold five System Four Digital-Analog systems during 2004.
      Geophones. Geophones are analog electro-mechanical seismic sensor devices that measure acoustic energy reflected from rock layers in the earth’s subsurface. We market a full suite of geophones and geophone test equipment that operate in all environments, including land, marine, ocean-bottom and downhole. Our principal geophone product, the SM-24tm, features low distortion and wide bandwidth for seismic recording systems.
      Vibrators and Traditional Energy Sources. Vibrators are devices carried by large vehicles and are used as energy sources for land seismic acquisition. We market and sell the AHV-IVtm, an articulated vibrator vehicle with simplified hydraulics and superior maneuverability. In addition, we offer a low impact, tracked vibrator, the X-Vibtm, for use in environmentally sensitive areas like the Arctic tundra and desert environments.
      Our Pelton Company subsidiary provides energy source control and positioning technology to our suite of products. The Vib Protm control system provides digital technology for energy control, and integrates global positioning system (GPS) technology for navigation and positioning of vibrator vehicles. The Shot Protm dynamite firing system is the equivalent technology for seismic operations using dynamite energy sources. Integrated GPS technology and compatibility with the Vib Pro control system helps to streamline field operations and improve operational efficiencies.
      Specialty Cables and Connectors. Cables and connectors are used in conjunction with most seismic equipment. Our Tescorp cables are not only a replacement option to correct for ordinary wear, but also offer performance improvement and specialization features for new environments and applications.
      Reliability Issues. System reliability is an important competitive consideration for seismic data acquisition systems. Even though we attempt to assure that our systems are always reliable in the field, the many technical variables related to operations can cause a combination of factors that can, and has from time to time, caused service issues. We believe that our VectorSeis System Four A/C analog land data acquisition system has made significant improvements in both field troubleshooting and reliability compared to our legacy analog land data acquisition systems, but until we have significantly more field experience in a wide variety of operational conditions, we cannot be certain that problems will not arise. Even though we have a large installed base of customers using our analog products without reported significant problems, customers do occasionally experience issues and therefore there is a possibility that our new products may also suffer from similar issues. In that case, market acceptance of our new products could be delayed and our results of operations and financial condition could be adversely affected.

Marine Imaging Systems Products
      Products for our Marine Imaging Systems business segment include the following:
      Marine Data Acquisition Systems. Our traditional marine data acquisition system consists of towed marine streamers and shipboard electronics that collect seismic data in marine environments with water depths greater than 30 meters. Marine streamers, which contain hydrophones, electronic modules and cabling, may measure up to 12,000 meters in length and are towed behind a seismic acquisition vessel. Seismic sensors installed in the cable (hydrophones) detect acoustical energy transmitted through water from the earth’s subsurface structure.
      Marine Positioning Systems. Our DigiCourse® marine positioning system includes streamer cable depth control devices, compasses, acoustic positioning systems (DigiRANGE IItm) and other auxiliary sensors. Marine positioning equipment controls the depth of the streamer cables and provides acoustic, compass and depth measurements to allow processors to tie navigation and location data with geophysical data to determine the location of potential hydrocarbon reserves for precise drilling operations.
      Source and Source Control Systems. We manufacture and sell airguns, which are the primary seismic energy source used in marine environments to initiate the acoustic energy transmitted through the earth’s subsurface. An airgun fires a high compression burst of air underwater to create an energy wave for seismic measurement. We offer a digital source control system (DigiSHOTtm), which allows more precise and reliable control, and quality control, of airgun arrays for 4-D exploration activities.
      VectorSeis Ocean-Bottom Acquisition System. Since 2002, we have expanded our focus on reservoir applications by placing VectorSeis ocean-bottom products into our Marine Imaging product line. We believe that the VectorSeis ocean-bottom products will address many shortcomings of current ocean-bottom systems. VectorSeis modules can operate at angles, which eliminates the need for gimbal receiver units that distort data and add cost. In addition, our patented cable de-coupler design further reduces data distortions and improves sea-bottom coupling. In 2002, we completed the first test of our VectorSeis ocean-bottom acquisition system in the Ekofisk Field in the North Sea. This test indicated that our VectorSeis-based system delivered higher frequency and better vector fidelity than previous ocean-bottom cable surveys. During 2004, we completed the first shipment of our VectorSeis Ocean-Bottom redeployable acquisition system under a contract with Reservoir Exploration Technology A.S., a Norwegian start-up seismic contractor (RXT). This system was put into operation during August 2004, and experienced some start-up functionality issues, causing RXT to delay its deployment and some of its purchase payments to us. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Credit Risk” and “— Risk Factors — We are exposed to risks related to complex, highly technical products.” However, the data quality produced to date from this system has been positive. We will continue to provide service and support to this project and upgrade and make refinements to the system. As a result of the system’s recent development and advanced and complex nature, we expect to experience occasional operational issues from time to time in the future, and we will continue our practice of refining the system and its components to reflect the system’s operating experience.

Data Management Solutions Products and Services
      Through our purchase of Concept Systems in February 2004, we acquired software systems and services for towed marine streamer, seabed and land seismic operations. Products and services for our Data Management Solutions business segment include the following:
      Marine Imaging. SPECTRAtm is Concept Systems’ integrated navigation and survey control system for marine streamer vessels. The SPECTRA system, which we believe is installed on more than 75% of the world’s streamer fleet, is designed specifically for streamer-based seismic survey operations, including 2-D, 3-D and 4-D applications.
      Seabed Imaging. Concept Systems offers an integrated system for ocean-bottom cable and transition zone (such as marsh lands) operations, called GATORtm. The GATOR system provides real-time multi-vessel positioning and data management solutions for ocean-bottom, shallow-water and transition zone crews.

      Survey Design and Planning. Concept Systems also offers consulting services for planning and designing of 4-D survey operations.

Seismic Imaging Solutions Products and Services
      Products and services for our Seismic Imaging Solutions business segment include the following:
      Processing and Imaging for Marine Environments. GXT provides seismic data processing and imaging services to oil and gas exploration and production companies for data obtained from seismic data acquisition equipment — from survey planning and design, to data collection management and processing, to image development. Through its Integrated Seismic Solutions services, GXT can manage the entire seismic process for customers, from survey planning and design, to data acquisition and management, to pre-processing, interpretation and final subsurface imaging. GXT also offers processing and imaging services through which it develops images by applying its processing technology to data owned or licensed by its customers. While GXT’s processing services have traditionally been more concentrated in processing marine environment data, GXT also performs its services for land environment applications.
      In its processing, GXT uses parallel computer clusters to process seismic data through advanced algorithms that incorporate technologies such as illumination analysis, velocity modeling and pre-stack depth and time migration. The pre-stack depth and time migration solutions involve advanced processing techniques to convert seismic time-based information to depth-based information. Geologists can use this information to more accurately map subsurface structures than conventional seismic processing. We believe that these techniques can better identify and access complex hydrocarbon reservoirs and deeper drilling targets, and are well suited for processing information from digital, full-wave VectorSeis sensors. They also complement the advanced velocity imaging technology and expertise in land environments developed in our AXIS group described below. Currently, GXT’s imaging is limited to data collected with traditional 2-D and 3-D techniques, but since the acquisition we have been developing initiatives to apply its imaging technologies to data collected with multi-component and 4-D time lapse methods.
      GXT also provides support services to its customers, including survey design, project management, quality control, data preconditioning for imaging, and outsourced management of seismic data acquisition and image processing services.
      Processing and Imaging for Land Environments. Following our acquisition of GXT, we aligned our AXIS group with GXT. AXIS is a seismic data service company based in Denver, Colorado that we acquired in July 2002. AXIS provides specialized data processing and integration services to major and independent exploration and production companies.
      In addition, AXIS has developed its proprietary AZIMtm data processing techniques. Most processing techniques assume that seismic energy travels at the same velocity through a geological structure regardless of the path that the energy takes through that structure. In reality, the earth is anisotropic — which means that energy will travel at different velocities through the same structure, depending on the direction of the energy. AZIM accounts for the anisotropy effects of the earth, which results in more accurate images, particularly in complex reservoirs. AXIS also offers a pre-processing software package, Millenniumtm, that calculates a statics model and imports the solution to the seismic processing system for completion of processing.
Product Research and Development
      Our research and development efforts have been focused on improving both the quality of the subsurface image and the seismic data acquisition economics for our customers. Our ability to compete effectively in the manufacture and sale of seismic equipment and data acquisition systems, as well as related processing services, depends principally upon continued technological innovation. Development cycles of most products, from initial conception through commercial introduction, may extend over several years.
      During 2004, much of our development focus continued on the completion, testing and introduction of our VectorSeis Ocean redeployable ocean-bottom data acquisition system and our System Four Digital-Analog land acquisition system. Since these products were in the commercialization stage during much of 2004, our total research and development expenditures for these products were less than those for 2003. Our acquisitions of Concept Systems and GXT, however, added a number of research and development projects and corresponding expenditures.
      During the second half of 2004, we introduced two new processing techniques for GXT’s pre-stack depth migration technology. In 2005, we anticipate continuing our research initiatives in this area to develop applications for GXT’s advanced processing techniques for data gathered through our multi-component and 4-D time-lapse data collection methods.
      In the second half of 2005, we expect to release Concept Systems’ Orcatm software product, a successor software product to its software for towed streamer navigation and integrated data management. Orca will include modules designed to better ensure repeatability across time-lapse 4-D surveys by integrating navigation, source control, and streamer control systems.
      Within the next year, we expect to introduce a new product called DigiFINtm for advanced marine streamer control. DigiFIN is being designed to allow vessel operators to control lateral position of streamer cables in the water, allowing them to be towed closer together without the threat of tangling and enabling faster line changes as each line of a survey is acquired. The tighter streamer spacing should improve image quality for oil and gas companies.
      DigiFIN will join two other DigiCourse products in the marketplace that provide for digital control of marine air-gun energy sources and acoustic position determination of streamer cables in the water. The combination of these products, we believe, will permit vessel operators to acquire repeatable marine surveys, the most critical factor in time-lapse 4-D programs.
      In September 2004, we announced the formation of a joint industry project with QinetiQ, a European science and technology company, to develop and deploy the world’s first fiber-optic seabed seismic data acquisition system, which would acquire full-wave seismic data from the seabed. Given the long term time schedule for this project, I/ O has made no significant expenditures on the project to date and has minimal expenditures budgeted for 2005.
      We expect to incur significant future research and development expenditures aimed at the development of our products and technologies. In 2004, we incurred research and development expenditures of approximately $19.6 million. For a summary of our research and development expenditures, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”
      Because many of these new products are under development, their commercial feasibility or degree of commercial acceptance, if any, is not yet known. No assurance can be given concerning the successful development of any new products or enhancements, the specific timing of their release or their level of acceptance in the market place.
      For a summary of our research and development expenditures during the past five years, see Item 6. “Selected Financial Data.”
Markets and Customers
      Our principal customers are seismic contractors and oil and gas companies. Seismic contractors purchase our data acquisition systems and related equipment to collect data both onshore and offshore in accordance with their oil and gas company customers’ specifications or for their own seismic data libraries. We also market and sell products and offer value-added services directly to oil and gas companies, primarily imaging-related processing services from our GXT group and 4-D consulting services from Concept Systems. In 2004 and 2003, BGP, an international seismic contractor and subsidiary of the China National Petroleum Corporation, accounted for approximately 15% and 28% of our consolidated net sales, respectively. In 2004, British Petroleum was our most significant oil and gas company customer, accounting for 3% of our consolidated revenues and 14% of GXT’s total revenues.
      In recent years, the seismic industry has been affected by a number of market forces that impact demand for our products. There has been significant consolidation among oil and gas companies which has tended to reduce capital outlays on exploration activities, including those related to seismic acquisition and processing. The contractor segment has been impacted by consolidation among the oil and gas companies, excess capacity of seismic acquisition crews, seismic vessels, and seismic data libraries, and the emergence on the global stage of low-cost acquisition contractors from the rapidly developing markets, including China, India, and the CIS. These factors have put financial pressure on many contractors, prompting bankruptcies and reduced capital expenditures for new seismic acquisition technology, which creates a consolidation in the demand for our acquisition systems and related equipment. The loss of any of our significant customers or deterioration in our relations with any of them could materially adversely affect our results of operations and financial condition.
      A significant part of our marketing efforts is focused on areas outside the United States. Contractors from China and the CIS are increasingly active not only in their own countries, but also in other international markets. Foreign sales are subject to special risks inherent in doing business outside of the United States, including the risk of armed conflict, civil disturbances, currency fluctuations, embargo and governmental activities, customer credit risks, as well as risks of non-compliance with U.S. and foreign laws, including tariff regulations and import/export restrictions. We sell products through a direct sales force consisting of employees and several international third-party sales representatives responsible for key geographic areas. During the years ended December 31, 2004, 2003 and 2002, sales to destinations outside of North America accounted for approximately 73%, 77% and 71% of our consolidated net sales, respectively. Further, systems sold to domestic customers are frequently deployed internationally and, from time to time, certain foreign sales require export licenses. GXT has historically derived the bulk of its revenues from North America, with sales in the U.S. and Canada accounting for 33% of its 2004 net sales. However, GXT intends to expand internationally in 2005 with processing centers scheduled to open in Venezuela, Nigeria, and Angola. These center openings should reduce the percentage of revenues derived from North America at GXT, but also increases the risks associated with doing business in these markets.
      For information concerning the geographic breakdown of our net sales, see Note 14 of Notes to Consolidated Financial Statements.
      During 2003, we formed a strategic technology alliance with Apache Corporation (Apache), a leading independent oil and gas producer, to provide for cooperation between our two companies in the development and deployment of next-generation seismic imaging technology to selected projects within Apache’s portfolio of oil and gas properties. No separate legal entity has been formed, and, to date, this alliance has not imposed any on-going legal obligations on either company.
      Our initial efforts under the Apache arrangement have been focused on using System Four land acquisition systems with digital full-wave VectorSeis sensors and AZIM processing techniques for subsurface imaging. This alliance has enabled us to work directly with an oil and gas company to gain a better understanding of its seismic challenges and opportunities and to use that knowledge to make recommendations regarding technology deployment. In working directly with oil and gas companies, we believe that we have been able to stimulate end-user demand for our VectorSeis products and technology, as well as for our associated processing capabilities. In June 2004, Trace Energy Services Ltd. purchased our first commercial System Four A/C acquisition platform, which enables seismic data to be acquired with either digital VectorSeis sensors or analog geophones in any mix or configuration, even on the same survey. Trace used this system to acquire data for Apache, among other oil and gas companies.
      Sales to customers are normally on standard net 30-day terms. Also, in certain cases, we provide financing arrangements to customers through short-term and long-term notes receivable. Notes receivable, which are collateralized by the products sold, bear interest at contractual rates ranging from 5.1% to 8.0% per year and are due at various dates through 2006. The weighted average annual interest rate at December 31, 2004 was 6.6%. We have experienced problems from time to time in the collectibility of certain of our financed sales receivables, including in 2004. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Credit Risk.”
      GXT’s customers include large oil companies, such as British Petroleum, Total, ChevronTexaco, ExxonMobil, Statoil, BHP and Pemex. During the year ended December 31, 2004, no single GXT customer accounted for more than 10% of our consolidated net sales.
      GXT offers its services to customers on both an exclusive and a multi-client basis. Through its processing and imaging services, GXT develops images by applying its processing technology to data owned or licensed by its customers. Under these arrangements, its customers separately arrange and pay for survey design, data collection, processing and imaging and retain ownership of the data after image development.

      GXT’s Integrated Seismic Solutions (ISS) service is offered to customers on both a proprietary and multi-client basis; in both cases, customers pre-fund the data acquisition costs. With the proprietary service, the customer also pays for the imaging and processing and has ownership of the data after imaging. With the multi-client service, GXT will sometimes assume the processing risk but retains ownership of or rights to the data and images and receives on-going revenue from subsequent license sales.
      The majority of GXT’s services has been applied with respect to Gulf of Mexico, West Africa and Trinidad properties.
Manufacturing Outsourcing and Suppliers
      Since 2003, we have been increasing our use of contract manufacturers in our Land and Marine Imaging Systems business segments as an alternative to manufacturing our own products. We may experience supply interruptions, cost escalations and competitive disadvantages if we do not monitor these relationships properly.
      Our Land and Marine Imaging Systems contract manufacturers purchase a substantial portion of the components used in our systems and products from third-party vendors. Certain items, such as integrated circuits used in our systems, are purchased from sole source vendors. Although we and our contract manufacturers attempt to maintain an adequate inventory of these single source items, the loss of ready access to any of these items could temporarily disrupt our ability to manufacture and sell certain products. Since our components are designed for use with these single source items, replacing the single source items with functional equivalents could require a redesign of our components and costly delays could result.
      In December 2004 we transferred our Applied MEMS, Inc. subsidiary and its business to Colibrys Ltd. (Colibrys), a Swiss MEMS-based technology firm, in exchange for a 10% interest in Colibrys. We also entered into a five-year supply agreement with Colibrys. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — 2004 Acquisitions and Dispositions.” Applied MEMS manufactures micro-electro-mechanical system (MEMS) products, including accelerometers, not only for our VectorSeis sensors, but also for other applications, including test and measurement, earthquake and structural monitoring and defense. While we continue to believe that MEMS-based sensors like our VectorSeis sensors will increasingly be used in seismic imaging, we also believe that improvements in the design and manufacture of MEMS technology will likely occur, which will require additional financial and human capital to achieve. By outsourcing our MEMS manufacturing operations to a MEMS-based technology firm like Colibrys, we believe that we will be better positioned to leverage the research and development of other products and industries, improve gross margins on our VectorSeis-based products, and reduce our future investment requirements in MEMS technology. We have no further obligations to fund Colibrys with regards to any mandatory assessments or additional capital contribution requirements.
Competition
      The market for seismic products and services is highly competitive and is characterized by continual changes in technology. Our principal competitor for land and marine seismic equipment is Societe d’Etudes Recherches et Construction Electroniques (Sercel), an affiliate of Compagnie General de Geophysique (CGG). Unlike our company, Sercel possesses an advantage of being able to sell to an affiliated seismic contractor that operates both land crews and seismic acquisition vessels, providing it with a greater ability to test new technology in the field and to capture a captive internal market for product sales. We also compete with other seismic equipment companies on a product-by-product basis. Our ability to compete effectively in the manufacture and sale of seismic instruments and data acquisition systems depends principally upon continued technological innovation, as well as prices, ability to access third-party funding on behalf of our customers, reputation for quality, and ability to deliver on schedule.
      In recent years, there has been a trend among certain seismic contractors to design, engineer, and manufacture seismic acquisition technology in-house (or through a controlled network of third-party vendors) in order to achieve real differentiation versus their competition. WesternGeco (a seismic industry joint venture of Schlumberger and Baker Hughes, two large integrated oil field services and equipment companies) relies heavily on in-house technology development for designing, engineering, and manufacturing its “Q-Technology” platform, including acquisition and processing systems. Although this technology competes directly with I/O’s technology for marine streamer, seabed, and land acquisition, WesternGeco does not provide Q-Technology services to other seismic acquisition contractors. Moving forward, there is a risk that other seismic contractors may decide to in-source more seismic technology development, which would put pressure on the demand for I/O acquisition equipment.
      GXT competes with more than a dozen processing companies that are capable of providing pre-stack depth migration services to the oil and gas companies. While the barriers to entry into this market are relatively low, the barriers to competing at the high-end of the advanced pre-stack depth migration market where GXT focuses are significantly higher. At the top-end of the pre-stack depth migration services market, Veritas DGC Inc. and WesternGeco are GXT’s two primary competitors for advanced imaging services. Both of these companies are larger than GXT in terms of revenues, number of processing locations, and sales and marketing resources. In addition, Veritas and WesternGeco possess an advantage of being part of affiliated seismic contractor companies, providing them with access to both customer relationships and seismic datasets that require processing.
      Concept Systems is a leader in providing advanced data integration software and services to seismic contractors acquiring data using either towed streamer vessels or ocean-bottom cable on the seabed. There are few sizeable companies that provide third-party software and services which compete directly with Concept Systems. Vessels or ocean-bottom cable crews that do not use Concept Systems software either rely upon manual data integration, reconciliation, and quality control or, as is the case with WesternGeco, develop and maintain their own proprietary software packages. There is a risk that other seismic contractors may attempt to develop software that competes directly with Concept Systems on their own or in partnership with other contractors, or that third-party software companies attempt to enter the market.
Intellectual Property
      We rely on a combination of patents, copyrights, trademark, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary technologies. Although our portfolio of over 300 patents is considered important to our operations, no one patent is considered essential to our success.
      Our patents, copyrights and trademarks offer us only limited protection. Our competitors may attempt to copy aspects of our products despite our efforts to protect our proprietary rights, or may design around the proprietary features of our products. Policing unauthorized use of our proprietary rights is difficult, and we are unable to determine the extent to which such use occurs. Our difficulties are compounded in certain foreign countries where the laws do not offer as much protection for proprietary rights as the laws of the United States. Third parties routinely inquire and claim from time to time that we have infringed upon their intellectual property rights. No material liabilities have resulted from these claims to date.
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
      Our operations are subject to numerous local, state and federal laws and regulations in the United States and in foreign jurisdictions concerning the containment and disposal of hazardous materials, the remediation of contaminated properties and the protection of the environment. We do not currently foresee the need for significant expenditures to ensure our continued compliance with current environmental protection laws. Regulations in this area are subject to change, and there can be no assurance that future laws or regulations will not have a material adverse effect on us. Our customers’ operations are also significantly impacted by laws and regulations concerning the protection of the environment and endangered species. For instance, many of our marine contractors have been affected by regulations protecting marine mammals in the Gulf of Mexico. To the extent that our customers’ operations are disrupted by future laws and regulations, our business and results of operations may be materially adversely affected.

Employees
      As of December 31, 2004, we had 743 regular, full-time employees, 492 of which were located in the U.S. From time to time and on an as-needed basis, at certain business units we supplement our regular workforce with individuals that we hire temporarily or as independent contractors in order to meet certain internal manufacturing needs. Our U.S. employees are not represented by any collective bargaining agreement, and we have never experienced a labor-related work stoppage. We believe our employee relations are satisfactory.
Financial Information by Segment and Geographic Area
      For a discussion of financial information by business segment and geographic area, see Note 14 to Notes to Consolidated Financial Statements.

Item 2.	Properties
      Our primary operating facilities at December 31, 2004 were as follows:

	Square
Operating Facilities	Footage	Segment

Stafford, Texas	88,000	Land Imaging Systems
Harahan, Louisiana	40,000	Marine Imaging Systems
Voorschoten, The Netherlands	30,000	Land Imaging Systems
Jebel Ali, Dubai, United Arab Emirates	17,000	Land Imaging Systems
Denver, Colorado	30,000	Seismic Imaging Solutions
Houston, Texas	75,000	Seismic Imaging Solutions
Edinburgh, Scotland	12,000	Data Management Solutions

	292,000

      Each of these operating facilities is leased by us under a long-term lease agreement. These lease agreements have terms that expire ranging from 2005 to 2016. See Note 18 of Notes to Consolidated Financial Statements.
      In addition, we lease sales and support offices in Cranleigh, Egham, and Norwich, England; Aberdeen, Scotland; Calgary, Canada; Beijing, China and Moscow, Russia to support our global sales force. Our executive headquarters (utilizing approximately 25,000 square feet) are located at 12300 Parc Crest Drive, Stafford, Texas. The machinery, equipment, buildings and other facilities owned and leased by us are considered by our management to be sufficiently maintained and adequate for our current operations.

Item 3.	Legal Proceedings
      On January 12, 2005, a purported class action lawsuit was filed against I/ O, our chief executive officer, our chief financial officer and the president of GXT in the U.S. District Court for the Southern District of Texas, Houston Division. The action, styled Harold Read, individually and on behalf of all others similarly situated v. Input/ Output, Inc, Robert P. Peebler, J. Michael Kirksey, and Michael K. Lambert, alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder. The action claimed to be filed on behalf of purchasers of our common stock who purchased shares during the period from May 10, 2004 through January 4, 2005. The complaint seeks damages in an unspecified amount plus costs and attorneys’ fees. The complaint alleges misrepresentations and omissions in public announcements and filings concerning our business, sales and products. On February 4 and 10, 2005, and March 15, 2005, three similar lawsuits were filed in the U.S. District Court for the Southern District of Texas, Houston Division. The three complaints, styled Matt Brody, individually and on behalf of all others similarly situated v. Input/ Output, Inc, Robert P. Peebler and J. Michael Kirksey, and Giovanni Arca vs. Input/ Output, Inc., Robert P. Peebler, J. Michael Kirksey, and Michael K. Lambert, and Schneur Grossberger, individually and on behalf of all others similarly situated v. Input/Output, Inc., Robert P. Peebler, J. Michael Kirksey, and Michael K. Lambert, contain factual allegations similar to those in the Read complaint. The Brody complaint, however, contains additional allegations that the defendants failed to disclose or misrepresented that (1) our products were defective, (2) customers were wrongfully induced into buying our products and (3) I/ O violated Generally Accepted Accounting Principles and SEC rules by failing to properly report and disclose the allegedly illegal nature of its revenue during the proposed class period. The Brody case is the only of the purported class action cases where the defendants have been served with process. A stipulation of the parties has been filed in the Brody case that provides (i) the plaintiffs shall move pursuant to the Private Securities Litigation Reform Act for appointment of lead plaintiff and lead counsel on or before March 14, 2005, (ii) the plaintiffs shall file a consolidated class action complaint within 45 days after the entry of an order appointing lead plaintiff and lead counsel, (iii) the defendants shall answer or otherwise respond within 45 days after a consolidated complaint is filed, and (iv) if any defendant moves to dismiss the consolidated complaint, then the response to the motion will be filed within 45 days and the defendants will have 30 days to file a reply. No discovery has been conducted by the parties in any of the cases, and discovery will be stayed should the defendants file a motion to dismiss until there is a ruling on that motion. Based on our review of the complaints, we believe the lawsuits are without merit and intend to defend the Company and our officers named as parties vigorously. However, we are unable to determine whether the ultimate resolution of these cases will have a material adverse impact on our financial condition, results of operations of liquidity.
      In October 2002, we filed a lawsuit against Paulsson Geophysical Services, Inc. (“PGSI”) and its owner in the 286th District Court for Fort Bend County, Texas, seeking recovery of approximately $0.7 million that was unpaid and due to us resulting from the manufacture and sale of a custom product that PGSI had asked us to construct in 2001. In 2002, we fully reserved for all amounts due from PGSI with regard to this sale. After we filed suit to recover the PGSI receivable, PGSI alleged that the delivered custom product was defective and counter-claimed against us, asserting breach of contract, breach of warranty and other related causes of action. The case was tried to a jury during May 2004. The jury returned a verdict in June 2004, the results of which would not have supported a judgment awarding damages to either us or the defendants under Texas law. In August 2004, the presiding judge overruled the jury verdict and ordered a new trial. We and the defendants have not yet scheduled a new trial and continue to discuss the dispute. We continue to believe that the ultimate resolution of the case will not have a material adverse impact on our financial condition or liquidity.
      We have also been named in various lawsuits or threatened actions that are incidental to our ordinary business. Litigation is inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, cause us to incur costs and expenses, require significant amounts of management time and result in the diversion of significant operational resources. The results of these lawsuits and actions cannot be predicted with certainty. We believe that the ultimate resolution of these matters will not have a material adverse impact on our financial condition or liquidity.

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

	Price Range

Period	High	Low

Year ended December 31, 2004
Fourth Quarter	$10.84	$6.30
Third Quarter	11.22	7.89
Second Quarter	9.60	6.38
First Quarter	7.82	4.55
Year ended December 31, 2003
Fourth Quarter	$4.90	$3.30
Third Quarter	6.00	3.61
Second Quarter	5.76	2.91
First Quarter	4.79	3.40
      We have not historically paid, and do not intend to pay in the foreseeable future, cash dividends on our common stock. We presently intend to retain cash from operations for use in our business, with any future decision to pay cash dividends on our common stock dependent upon our growth, profitability, financial condition and other factors our board of directors consider relevant. Our losses from operations in recent years have also inhibited our ability to pay dividends on our common stock. See Item 6. “Selected Financial Data.”
      In February 2005 we issued 30,000 shares of our newly designated Series D-1 Cumulative Convertible Preferred Stock, which accrues cumulative dividends at a minimum rate of 5% per annum, payable quarterly. These dividends may be paid, at our election, in cash or shares of registered common stock. So long as any shares of Series D-1 Preferred Stock are outstanding, we may not pay any dividends in cash or property to holders of our common stock, and may not purchase or redeem for cash or property any common stock, unless there are no arrearages in dividends paid on the Series D-1 Preferred Stock and sufficient cash has been set aside to pay dividends on the Series D-1 Preferred Stock for the next four quarterly dividend periods. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
      On December 31, 2004, there were 782 holders of record of our common stock.
Issuer Purchase of Equity Securities
      During the three months ended December 31, 2004, in connection with the lapse of restrictions on shares of restricted stock held by one of our employees, we acquired shares of restricted stock in satisfaction of tax withholding obligations that were incurred on the vesting date. The time of acquisition, number of shares and average effective acquisition price per share, were as follows:

(d)
			(c)	Maximum Number
			Total Number of	(or Approximate
			Shares Purchased	Dollar Value) of
			as Part of	Shares That May Yet
	(a)	(b)	Publicly	Be Purchased under
	Total Number of	Average Price Paid	Announced Plans	the Plans or
Period	Shares Acquired	Per Share	or Programs	Programs

October 1 to October 31, 2004	None	None	Not applicable	Not applicable
November 1 to November 30, 2004	1,323	$8.36	Not applicable	Not applicable
December 1 to December 31, 2004	None	None	Not applicable	Not applicable

Total	1,323	$8.36

Equity Compensation Plan Information

			Number of Securities
			Remaining Available
			for Future Issuance
	Number of Securities		Under Equity
	to Be Issued	Weighted-Average	Compensation Plans
	Upon Exercise of	Exercise Price of	(Excluding Securities
	Outstanding Options,	Outstanding Options,	Reflected in
	Warrants and Rights	Warrants and Rights	Column (a))
Plan Category	(a)	(b)	(c)

Equity Compensation Plans Approved by Security Holders(1)	6,524,600	$6.95	827,042
Equity Compensation Plans Not Approved by Security Holders(2)	789,000	$6.79	131,971

Total	7,313,600		959,013

(1)	Consists of nine plans: our Amended and Restated 1990 Stock Option Plan, our Amended and Restated 1991 Outside Directors Stock Option Plan, our Amended and Restated 1996 Non-Employee Director Stock Option Plan, our 1998 Restricted Stock Plan, our 2000 Long-Term Incentive Plan, our Employee Stock Purchase Plan, our 2003 Stock Option Plan, our 2004 Long-Term Incentive Plan and our GX Technology Corporation Employee Stock Option Plan.

(2)	Consists of four plans and programs: our Non-Employee Director’s Retainer Plan, our 2000 Restricted Stock Plan, our Concept Systems Employment Inducement Stock Option Program and our GX Technology Corporation Employment Inducement Stock Option Program.
      For more information regarding our stock option plans and plan activity for the years ended December 31, 2004, 2003 and 2002, see Note 13 of Notes to Consolidated Financial Statements.

Item 6.	Selected Financial Data
      The selected consolidated financial data set forth below with respect to our consolidated statements of operations for the years ended December 31, 2004, 2003, 2002 and 2001, the seven months ended December 31, 2000 and the fiscal year ended May 31, 2000, and with respect to our consolidated balance sheets at December 31, 2004, 2003, 2002, 2001 and 2000 and May 31, 2000 have been derived from our audited consolidated financial statements. Also, our results of operations and financial condition have been affected by acquisitions of companies and significant charges during the periods presented, which may affect the comparability of the financial information. For more information on our acquisitions and a tabular presentation of significant charges, see Notes 2 and 21, respectively, of Notes to Consolidated Financial Statements. This information should not be considered as being necessarily indicative of future operations, and be should read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this Form 10-K.

					Seven Months
	Years Ended December 31,				Ended	Year Ended
					December 31,	May 31,
	2004	2003	2002	2001	2000	2000

	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$247,299	$150,033	$118,583	$212,050	$78,317	$121,454
Cost of sales	175,705	122,192	101,018	139,478	59,582	109,329

Gross profit	71,594	27,841	17,565	72,572	18,735	12,125

Operating expenses (income):
Research and development	19,611	18,696	28,756	29,442	16,051	28,625
Marketing and sales	23,758	12,566	11,218	11,657	5,506	8,757
General and administrative	29,748	16,753	19,760	19,695	8,127	21,885
(Gain) loss on sale of assets	(3,980)	(291)	425	70	585	114
Impairment of long-lived assets	—	1,120	6,274	—	—	—
Goodwill impairment	—	—	15,122	—	—	31,596
Amortization of goodwill	—	—	—	3,873	2,157	6,732

Total operating expenses	69,137	48,844	81,555	64,737	32,426	97,709

Income (loss) from operations	2,457	(21,003)	(63,990)	7,835	(13,691)	(85,584)
Interest expense	(6,231)	(4,087)	(3,124)	(695)	(627)	(826)
Interest income	1,276	1,903	2,280	4,685	4,583	4,930
Fair value adjustment and exchange of warrant obligation	—	1,757	3,252	—	—	—
Impairment of investment	—	(2,059)	—	—	—	—
Other income (expense)	220	685	(373)	644	761	1,420

Income (loss) before income taxes	(2,278)	(22,804)	(61,955)	12,469	(8,974)	(80,060)
Income tax expense (benefit)	701	348	56,770	3,128	1,332	(6,097)

Net income (loss)	(2,979)	(23,152)	(118,725)	9,341	(10,306)	(73,963)
Preferred dividend	—	—	947	5,632	3,051	4,557

Net income (loss) applicable to common shares	$(2,979)	$(23,152)	$(119,672)	$3,709	$(13,357)	$(78,520)

Basic net income (loss) per common share	$(0.05)	$(0.45)	$(2.35)	$0.07	$(0.26)	$(1.55)

Weighted average number of common shares outstanding	65,961	51,237	51,015	51,166	50,840	50,716

Diluted net income (loss) per common share	$(0.05)	$(0.45)	$(2.35)	$0.07	$(0.26)	$(1.55)

Weighted average number of diluted shares outstanding	65,961	51,237	51,015	52,309	50,840	50,716

					Seven Months
	Years Ended December 31,				Ended	Year Ended
					December 31,	May 31,
	2004	2003	2002	2001	2000	2000

	(In thousands, except per share data)
Balance Sheet Data (end of year):
Working capital	$109,075	$133,467	$114,940	$204,600	$181,366	$183,412
Total assets	479,116	249,204	249,594	387,335	365,633	381,769
Notes payable and current maturities of long-term debt and lease obligations	6,564	2,687	2,142	2,312	1,207	1,154
Long-term debt and lease obligations, net of current maturities	79,387	78,516	51,430	20,088	7,077	7,886
Stockholders’ equity	314,512	133,764	152,486	331,037	325,403	335,015
Other Data:
Capital expenditures	$5,022	$4,587	$8,230	$9,202	$2,837	$3,077
Investment in multi-client library	4,168	—	—	—	—	—
Depreciation and amortization (other than multi-client library)	18,345	11,444	13,237	17,535	11,448	22,835
Amortization of multi-client library	6,323	—	—	—	—	—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      Note: The following should be read in conjunction with our Consolidated Financial Statements and related notes that appear elsewhere in this Annual Report on Form 10-K.
Executive Summary
      We are a leading seismic services company, providing seismic data acquisition equipment, software and planning and seismic processing services to the global oil and gas industry.
      During 2004, through two significant acquisitions, we continued to execute our strategy to reposition our business from being primarily an equipment and technology provider to offering our customers full-seismic imaging solutions. In February 2004, we acquired Concept Systems Holdings Limited (Concept Systems), an Edinburgh, Scotland-based provider of software, systems and services for towed streamer, seabed and land seismic operations. In June 2004, we acquired Houston-based GX Technology Corporation (GXT), a leading provider of seismic imaging technology, data processing and subsurface imaging services to oil and gas companies. Both acquisitions were completed as part of our strategy to expand the range of products and services we can provide to our existing customers and new end-user customers. We now have four business segments: Land Imaging Systems, Marine Imaging Systems, Data Management Solutions and Seismic Imaging Solutions.
      These acquisitions, along with an increase in demand for our traditional products due to improvements in industry conditions and our introduction of new products, had a positive impact on our 2004 results of operations. Our overall margins improved as new higher-margin products, reductions in costs, and our outsourcing activities all contributed to improved gross profit margins. Certain of our traditional product lines — particularly our Sensor geophone business and our Digicourse marine instrumentation business — and Concept Systems’ business, had very good years. During 2004, we accomplished two product introductions — our VectorSeis Ocean seabed acquisition system and our new digital/analog version of our System Four land acquisition system, System Four Digital-Analog. We continued to implement our program to reduce our unit costs and outsource our manufacturing activities where we could. In June, we sold our inactive Alvin, Texas facility that we had shut down in 2003, and, most recently, in December, we transferred our Applied MEMS business to Colibrys Ltd. (Colibrys), a Swiss-based designer and contract manufacturer of micro-electro-mechanical systems, in exchange for an approximate 10% equity position in Colibrys.
      However, we continued to experience uneven results of operations from period to period. Our 2004 results of operations, while improved from 2003’s results, still reflected some of the cautiousness and long cycle times experienced in the energy seismic industry for adoption of new technologies and products, and uncertainties as to the predictability and dependability of sustained revenue levels from product and service sales. Factors that contributed to our performance in 2004 were:

•	unexpected delays in sales caused by various factors, including slower-than-expected permitting for seismic shoots,

•	exploration and production companies focusing their discretionary budgetary expenditures for the second half of 2004 on development of known prospects instead of exploration projects,

•	the uncertainties inherent in international sales,

•	the sales mix of our products and services in certain quarters, and

•	although demand was increasing, a continuing tendency on the part of our traditional seismic contractor customers to curtail their capital expenditures for our newer products and services until the backlog for the contractors’ services improves.
      Particularly impacting our results of operations within our Marine Imaging Systems business segment for 2004 was our third-quarter $5.2 million write-down of the accounts and notes receivables due from one of our Russian-based customers, Laboratory of Regional Geodynamics, Limited (LARGE). LARGE is a subsidiary of Yukos, a Russian energy company which experienced financial difficulties during 2004. We do not currently extend long-term sales financing to customers based in Russia.
      In terms of how our execution translated into financial performance, the following provides our overview of key fiscal 2004 financial metrics for our company as a whole and our four business segments:

		Land	Marine	Data	Seismic
	I/O	Imaging	Imaging	Management	Imaging
	Consolidated	Systems	Systems	Solutions	Solutions	Other

Net sales	$247,299	$126,041	$54,680	$14,797	$50,673	$1,108
Year over year net % change in net sales	65%	17%	53%	—	—	28%
Income (loss) from operations	$2,457	$17,643	$4,596	$3,200	$(2,368)	$(20,614)
Net loss	$(2,979)	*	*	*	*	*
Basic and diluted loss per common share	$(0.05)	—	—	—	—	—

*	Net income (loss) by business segment is not considered a key financial metric.
      Cash and cash equivalents for the fiscal year ended December 31, 2004 totaled $14.9 million, a decline of $44.6 million from the December 31, 2003 balance of $59.5 million. We raised $150.1 million in June 2004 through an underwritten offering of 22.9 million shares of our common stock. We used approximately $176.9 million of cash for business acquisitions in 2004. The decline in our cash position during 2004 was due primarily to these acquisitions and the cash used in our operations, mainly through increases in our accounts receivables and inventories. In February 2005, we issued 30,000 shares of a newly designated Series D-1 Cumulative Convertible Preferred Stock in a privately-negotiated transaction with a private investment firm, Fletcher Investment Ltd., and received $30.0 million in proceeds. The issuance of this preferred stock was considered by our management to be advisable to secure additional capital for our general corporate purposes, including working capital and potential business opportunities.
      Our ability to produce positive cash flows from operations and consistent levels of profitability, to grow our business and to service our debt and our other obligations, will depend on returning GXT to profitability, as well as the success of our efforts in marketing and business development to accelerate the rate of diffusion of our new products and services into the marketplace, achieving improvements in the balance of sales in our GXT product and service lines, introducing and technologically enhancing our products and services offered, penetrating new markets for our products and services, continuing to improve our margins on our sales and continuing to reduce our overall costs.

      We intend the discussion of our financial condition and results of operations that follows to provide information that will assist in understanding our consolidated financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect our consolidated financial statements.
      For a discussion of factors that could impact our future operating results and financial condition, see the section entitled “Risk Factors” below.
2004 Acquisitions and Dispositions
      In February 2004, we purchased all of the share capital of Concept Systems. The purchase price was approximately $49.8 million, consisting of $39.0 million in cash (including acquisition costs) and 1.68 million shares of our common stock valued at approximately $10.8 million. We granted to certain Concept Systems key employees inducement stock options to purchase up to 365,000 shares of our common stock at an exercise price of $6.42 per share (the then-current closing sales price per share on the NYSE). These options vest over a four-year period. Concept Systems was acquired as a part of our strategy to develop solutions that integrate data from multiple seismic sub-systems, including source, source control, positioning, and recording in land, towed streamer and seabed environments.
      In June 2004, we acquired all of the outstanding capital stock of GXT. The purchase price was approximately $152.5 million, comprised of $137.9 million in cash (including acquisition costs), and our assumption of certain GXT stock options, which now represent fully vested options to purchase up to 2.9 million shares of I/ O common stock, and GXT indebtedness of approximately $6.1 million. We also issued to certain GXT key employees inducement stock options to purchase up to 434,000 shares of our common stock at an exercise price of $7.09 per share (the then-current closing sales price per share on the NYSE) vesting over a four-year period. We acquired GXT to further our strategy to expand the range of product and service offerings we can provide to our customers, and to better penetrate new markets; we are now better positioned to offer a range of seismic imaging solutions that integrate both seismic acquisition equipment and seismic imaging and data processing services.
      We funded the Concept Systems acquisition from our cash on hand and proceeds from our $60.0 million issuance of 5.5% convertible senior notes in December 2003. Cash for the GXT acquisition was provided from the proceeds of our June 2004 underwritten common stock offering of 22.9 million shares for $150.1 million in net proceeds.
      In December 2004, we announced that we had sold all of the capital stock of Applied MEMS, Inc., our wholly-owned subsidiary, to Colibrys Ltd., a privately-held firm based in Switzerland. Applied MEMS manufactures micro-electro-mechanical-systems (MEMS) accelerometers used in our VectorSeis digital, full-wave seismic sensors, as well as products for applications that include test and measurement, earthquake and structural monitoring and defense. In exchange for the stock of Applied MEMS, we received shares of Colibrys equal to approximately 10% of the outstanding equity of Colibrys, and the right to designate one member of the board of directors of Colibrys. To protect our intellectual property rights, we retained ownership of our MEMS intellectual property, and have licensed that intellectual property to Colibrys on a royalty-free basis. Additionally, we received preferential rights to Colibrys’ MEMS technology for seismic applications involving natural resource extraction. We also entered into a five-year supply agreement with Colibrys and Applied MEMS, which requires them to supply us with the MEMS accelerometers used in our VectorSeis sensors at agreed prices that are consistent with market prices. We have agreed to provide Applied MEMS with transition services for a period of time.
Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
      Net Sales: Net sales of $247.3 million for the year ended December 31, 2004 increased $97.3 million compared to the corresponding period last year. Approximately 39% of this increase in net sales was primarily due to increases within our historical Land and Marine Imaging Systems segments. Net sales within our Land Imaging Systems segment increased $18.4 million to $126.0 million compared to the corresponding period of last year. The increase is primarily due to an increase in sales of our Sensor geophones. Our Marine Imaging Systems’ net sales increased $19.0 million to $54.7 million compared to the segment’s net sales for 2003. The increase was primarily due to sales revenues from our first VectorSeis Ocean-Bottom acquisition system contract. Total VectorSeis land and marine system sales were a combined $31 million in 2004, an approximate $10 million increase from the corresponding period last year; however, we fell short of our 2004 goal of $40 million.
      The remaining 61% of our increase in net sales was due to our acquisitions of GXT and Concept Systems. During the year ended December 31, 2004, GXT and Concept Systems contributed $44.3 million and $14.8 million, respectively, to our net sales. For a further discussion of the acquisitions of GXT and Concept Systems, see “2004 Acquisitions and Dispositions” above and Note 2 of Notes to Consolidated Financial Statements. GXT’s processing revenues were negatively affected due to lower levels of spending by oil and gas companies in the Gulf of Mexico during the second half of 2004; however, GXT’s backlog has increased in the first quarter of 2005 compared to the fourth quarter of 2004. Also, certain multi-client data library projects were delayed into 2005 due to international permitting issues.
      Gross Profit and Gross Profit Percentage: Gross profit of $71.6 million for the year ended December 31, 2004 increased by $43.8 million over our gross profit in 2003. Gross profit percentage for the year ended December 31, 2004 was 29% compared to 19% in 2003. The improvement in gross profit was driven mainly by (i) contributions from Concept Systems, (ii) overall improvement in margins within our Marine Imaging Systems segment and (iii) follow-on sales of VectorSeis System Four land acquisition systems and the first five sales of our System Four Digital/ Analog land acquisition systems by our Land Imaging Systems segment. Due to an increase in warranty expenses incurred on new products in the second half of 2004, we fell short of our 2004 goal of gross margins in the low 30’s. Negatively impacting gross profits in 2003 was a $2.5 million write-down of equipment associated with our first generation radio-based VectorSeis land acquisition system.
      Research and Development: Research and development expense of $19.6 million for the year ended December 31, 2004 increased $0.9 million compared to the corresponding period last year. This increase is principally due to our acquisitions of GXT and Concept Systems in 2004, which together added $3.5 million to our research and development expenses. Excluding these expenses for GXT and Concept Systems, our research and development expenses decreased approximately $2.6 million in 2004, primarily due to our entering the commercialization phase of certain of our new products. For a discussion of our significant product research and development programs in 2005, see Item 1. “Business — Product Research and Development.”
      Marketing and Sales: Marketing and sales expense of $23.8 million for the year ended December 31, 2004 increased $11.2 million over 2003’s marketing and sales expense. The increase is primarily a result of the acquisitions of GXT and Concept Systems, which together added $7.3 million to our marketing and sales expense. Excluding these expenses of GXT and Concept Systems, our sales and marketing expenses increased approximately $3.9 million, primarily related to an increase in sales commissions resulting from an increase in sales, an increase in corporate marketing and advertising expenses and expenses related to the opening of our sales representative office in Moscow.
      General and Administrative: General and administrative expense of $29.7 million for the year ended December 31, 2004 increased $13.0 million compared to 2003’s level. The increase in general and administrative expense is related primarily to our Marine Imaging Systems’ $5.2 million provision for doubtful accounts and notes associated with our receivables due from LARGE. See further discussion at Note 3 of Notes to Consolidated Financial Statements. The remainder of the increase is primarily attributed to our acquisitions of GXT and Concept Systems, which together added $4.0 million to our general and administrative expenses, in addition to an increase in legal fees associated with various ongoing legal matters in the ordinary course of business and fees associated with the implementation of requirements under the Sarbanes-Oxley Act of 2002.
      Gain on Sale of Assets: Gain on sale of assets of $4.0 million for the year ended December 31, 2004 primarily related to the sales of our Alvin, Texas manufacturing facility and an undeveloped tract of land across from our headquarters in Stafford, Texas. Additionally, $0.4 million of the gain on sale of assets relates to our sale of Applied MEMS. For a further discussion of our sale of Applied MEMS, see “2004 Acquisitions and Dispositions” above and Note 8 of Notes to Consolidated Financial Statements.

      Impairment of Long-Lived Assets: Impairment of long-lived assets of $1.1 million for the year ended December 31, 2003 relates to the cancellation of a solid streamer project within the Marine Imaging Systems segment. As such, certain assets were impaired and other related assets and costs were written off. There was no comparable charge during the year ended December 31, 2004.
      Net Interest Expense: Total net interest expense of $5.0 million for the year ended December 31, 2004 increased $2.8 million, compared to 2003. The increase is largely due to the issuance of $60.0 million of our convertible senior notes in December 2003. In addition, at December 31, 2004, GXT had $6.5 million of indebtedness outstanding under its equipment loans.
      Fair Value Adjustment of Warrant Obligation: The fair value adjustment of warrant obligation totaling $1.8 million in 2003 was due to a change in fair value between January 1, 2003 and December 10, 2003 of a previously outstanding common stock warrant. This warrant was exchanged for 125,000 shares of our common stock in December 2003, and cancelled.
      Impairment of Investment: Impairment of investment of $2.1 million for the year ended December 31, 2003 related to the write-down of our investment in Energy Virtual Partners, Inc. (EVP) to its approximate liquidation value of $1.0 million.
      Income Tax Expense: Income tax expense for the year ended December 31, 2004 was $0.7 million compared to $0.3 million for the year ended December 31, 2003. Income tax expense for the year ended December 31, 2003 reflected the effect of a $1.2 million federal tax refund. Excluding this refund, income tax expense for the years ended December 31, 2004 and 2003 reflected only state and foreign taxes, since we continue to maintain a valuation allowance for substantially all of our net deferred tax assets.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002
      Net Sales: Net sales of $150.0 million for the year ended December 31, 2003 increased $31.5 million, or 27%, compared to the corresponding period last year. Land Imaging System’s net sales increased $45.5 million, or 73%, to $107.7 million compared to $62.2 million last year. The increase was due to an increase in land seismic activity with our non-Western contractors, primarily in China and the CIS. Marine Imaging Systems’ net sales decreased $17.7 million, or 33%, to $35.7 million compared to $53.4 million last year. The decrease was due to continued overcapacity and reduction in capital spending in the marine contractor market. AXIS’ net sales for the twelve months ended December 31, 2003 were $5.8 million compared to $2.2 million recorded from the date of acquisition in July 2002 to the end of 2002.
      Gross Profit and Gross Profit Percentage: Gross profit of $27.8 million for the year ended December 31, 2003 increased $10.3 million, or 59%, compared to the corresponding period last year. Gross profit percentage for the year ended December 31, 2003 was 19% compared to 15% for the year ended December 31, 2002. The improvement in gross profit was driven mainly by volume improvements as well sales of our higher-margin VectorSeis System Four land acquisition system which was commercialized in early 2003. Our gross profit percentage for the year ended December 31, 2003 was negatively impacted in part due to a charge of $2.5 million related to the write-down of equipment associated with our first generation radio-based VectorSeis land acquisition systems to its net realizable value, and inventory-related charges of $1.0 million. Inventory related charges for the year ended December 31, 2002 were $4.3 million.
      Research and Development: Research and development expense of $18.7 million for the year ended December 31, 2003 decreased $10.1 million, or 35%, compared to the corresponding period last year. This decrease primarily reflects reduced staffing levels, the cancellation of our marine solid streamer project, the entrance into the commercial phase of our VectorSeis System Four land acquisition system and a reduction of rent expense (primarily associated with our vacated Austin, Texas software development facility). For the year ended December 31, 2002, we incurred charges of $1.3 million relating to the closure of this facility. Included in research and development expenses for the year ended December 31, 2003 is $0.4 million of severance costs compared to $0.8 million for the year ended December 31, 2002. For the year ended December 31, 2003, we incurred $0.2 million of expenses related to the cancellation of our solid streamer project within our Marine Imaging Systems segment.
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
      Impairment of Long-Lived Assets: Impairment of long-lived assets of $1.1 million for the year ended December 31, 2003 relates to the cancellation of our solid streamer project within our Marine Imaging Systems segment in the first quarter of 2003. Impairment of long-lived assets of $6.3 million for the year ended December 31, 2002 primarily relates to the impairment of our Alvin, Texas manufacturing facility, the impairment of the leasehold improvements of our Norwich, U.K. geophone stringing facility and certain related manufacturing equipment of both facilities. These impairment charges were triggered by the announced closure of the facilities.
      Goodwill Impairment: Goodwill impairment of $15.1 million for the year ended December 31, 2002 relates to the impairment of goodwill of the former analog land products reporting unit. There was no corresponding charge during the year ended December 31, 2003.
      Net Interest Expense: Total net interest expense of $2.2 million for the year ended December 31, 2003 increased $1.3 million compared to the corresponding period last year. Interest expense increased primarily due to the issuance of the $31.0 million promissory note to SCF — IV, L.P. in August 2002, which in May 2003 we repaid $15.0 million in principal. In December 2003, a portion of the proceeds from the issuance of our convertible senior notes was used to repay in full the $16.0 million remaining SCF debt.
      Fair Value Adjustment and Exchange of Warrant Obligation: The fair value adjustment and exchange of our warrant obligation totaling $1.8 million was due to a change in the fair value between January 1, 2003 and December 10, 2003 of our common stock warrant we had issued to SCF. On December 10, 2003, we exchanged the warrant for 125,000 shares of our common stock, which we issued to SCF. A fair value adjustment of $3.3 million was recorded for the year ended December 31, 2002.
      Income Tax Expense: Income tax expense for the year ended December 31, 2003 was $0.3 million compared to $56.8 million for the year ended December 31, 2002. Income tax expense for the year ended December 31, 2003 reflects $1.5 million of state and foreign taxes as we continue to maintain a full valuation allowance for our net deferred tax assets, partially offset by federal tax refunds of $1.2 million. In the second quarter of 2002, we began to fully reserve for our net deferred tax assets, which resulted in a net charge to income tax expense of $58.8 million during that period.
      Preferred Stock Dividend: Preferred stock dividend of $0.9 million for the year ended December 31, 2002 was related to our previously outstanding Series B and Series C Preferred Stock. We repurchased the preferred stock on August 6, 2002 and, as a result, there were no preferred stock dividends for the year ended December 31, 2003. The preferred stock dividend for the year ended December 31, 2002 includes a preferred stock dividend credit of $2.5 million, which represents the difference between the fair value of the consideration granted to the holder and our carrying value of the preferred stock at the time of the repurchase.
Liquidity and Capital Resources
      In June 2004, we issued 22,928,700 shares of our common stock at a price to the public of $7.00 per share resulting in proceeds, net of fees, of $150.1 million. Approximately $137.9 million of the proceeds from this equity offering were used to fund our acquisition of GXT, with the remainder of the proceeds being retained to fund our ongoing operational requirements. Also, in February of 2004, we purchased Concept Systems for $39.0 million in cash, including acquisition costs, and issued 1,680,000 of our common shares. The proceeds to fund the Concept Systems acquisition were the result of the sale of $60.0 million of 5.5% convertible senior notes that we issued in December 2003. These notes mature in 2008 and are convertible into our common stock at any time prior to their maturity at an initial conversion rate of 231.4815 shares per $1,000 principal amount (a conversion price of $4.32), which represents 13,888,890 total common shares.
      In February 2005, we issued to Fletcher International, Ltd. (Fletcher), an affiliate of private investment firm Fletcher Asset Management, Inc., 30,000 shares of a newly designated Series D-1 Cumulative Convertible Preferred Stock (Series D-1 Preferred Stock) in a privately-negotiated transaction and received $30 million in proceeds. We intend to use the proceeds from the issuance of the Series D-1 Preferred Stock for general corporate purposes, including working capital and for potential business opportunities. We have no present commitment or ongoing negotiations with respect to any potential acquisition. The Series D-1 Preferred Stock may be converted, at the holder’s election, into up to 3,812,428 shares of our common stock, subject to adjustment, at an initial conversion price of $7.869 per share, also subject to adjustment in certain events.
      We also granted Fletcher the right, commencing August 16, 2005 and expiring on February 16, 2008 (subject to extension), to purchase up to an additional 40,000 shares of one or more additional series of Series D Preferred Stock, having similar terms and conditions as the Series D-1 Preferred Stock, and having a conversion price equal to 122% of the prevailing market price of our common stock at the time of its issuance, but not less than $6.31 per share (subject to adjustment in certain events).
      The following table shows our capitalization (dollars in thousands) as of December 31, 2004 on an actual basis and on a pro forma basis to reflect the issuance by us of 30,000 shares of Series D-1 Preferred Stock for $30.0 million.

	December 31, 2004

	Actual	Pro Forma

		(unaudited)
Cash and cash equivalents	$14,935	$44,935

Long-term debt, net of current maturities:
5.50% Convertible Senior Notes due 2008	$60,000	$60,000
Other long-term debt	19,387	19,387
Series D-1 Cumulative Convertible Preferred Stock, $0.01 par value, authorized, issued and outstanding: 30,000 shares	—	30,000
Stockholders’ equity:
Common stock, $0.01 par value; authorized: 100,000,000 shares; issued and outstanding: 78,561,675 shares actual, net of treasury stock	795	795
Additional paid-in capital	480,845	480,845
Accumulated deficit	(161,516)	(161,516)
Accumulated other comprehensive income	2,449	2,449
Treasury stock, at cost, 784,009 shares	(5,844)	(5,844)
Unamortized restricted stock compensation	(2,217)	(2,217)

Total stockholders’ equity	314,512	314,512

Total capitalization	$393,899	$423,899

      The issuance of the Series D-1 Preferred Stock resulted from our evaluation that began in late 2004 of our long-term and short-term capital needs. In connection with our assessment of 2004’s results of operations, we evaluated the working capital required to manufacture certain of our sophisticated VectorSeis systems, projections of our short-term and long-term working capital requirements, the potential for unanticipated delays in the adoption of new technologies, certain research and development opportunities and market trends in the seismic industry, and determined that an infusion of additional long-term capital would be desirable.
      We are currently pursuing a revolving line of credit or similar short-term debt financing source for our working capital requirements. We believe that our obtaining additional long-term capital through the issuance of the Series D-1 Preferred Stock will assist us in obtaining more favorable terms for a revolving line of credit. We can give no assurances as to whether a revolving line of credit or similar type of working capital facility will be obtained, and if so, whether the terms of such a line of credit or other capital facility will be on terms advantageous to us, or whether the amounts available for borrowing will be sufficient for our purposes. However, based upon our forecasts and our liquidity requirements for the near term, we currently believe that the combination of our projected internally generated cash and our working capital (including cash and cash equivalents on hand), will be adequate to meet our anticipated capital and liquidity requirements for the next twelve months.
Cash Flow from Operations
      We have historically financed operations from internally generated cash and funds from equity and debt financings. Cash and cash equivalents were $14.9 million at December 31, 2004, a decrease of $44.6 million, compared to December 31, 2003. Net cash used in operating activities was $20.0 million for the year ended December 31, 2004, compared to cash used in operating activities of $33.1 million for the year ended December 31, 2003. The net cash used in our operating activities for the year ended December 31, 2004 was primarily caused by increases in our receivables, which was due to our increase in sales during 2004, and an increase in inventory due to our forecasted increase in sales during the near term. Offsetting the increase in receivables and inventory was a corresponding increase in accounts payable and accrued expenses, also due to increased actual and projected sales activity, as well as improvements in operating results in 2004 compared to 2003.
      We have traditionally funded our working capital requirements from internally generated cash from sales and equity infusions. Our working capital requirements have grown in recent periods, due to the increasing predominance of our sales to non-U.S. customers (which have longer collection cycles than sales to domestic customers), the increasing cost and complexity of our new products (such as our VectorSeis Ocean system), the addition of GXT and Concept Systems and their special working capital requirements, the trend toward longer lead times for our customers’ adoption of new technologies (including our new technologies) and the further research and development opportunities that the new technologies present.
Cash Flow from Investing Activities
      Net cash flow used in investing activities was $173.7 million for the year ended December 31, 2004, compared to $7.5 million for the year ended December 31, 2003. The principal investing activity was related to our purchases of GXT and Concept Systems. See Note 2 of Notes to Consolidated Financial Statements. During the year ended December 31, 2004, we sold excess property and equipment for net proceeds of $4.8 million, most of which related to our Alvin, Texas facility and undeveloped land located across from our headquarters in Stafford, Texas. Also, we received payment in full on a $5.8 million note receivable that related to the sale of a subsidiary in 1999. We made capital expenditures of $5.0 million for equipment purchases and invested $4.2 million in our multi-client data library during the year ended December 31, 2004. We expect to spend an estimated $10 million for equipment and other capital expenditures in 2005. We also expect to spend an estimated $20 million for data acquisition costs for GXT’s multi-client data library in 2005.
Cash Flow from Financing Activities
      Net cash flow provided by financing activities was $149.1 million for the year ended December 31, 2004, compared to $21.2 million for the year ended December 31, 2003. This net cash flow primarily represented $150.1 million of net proceeds from our underwritten equity offering in June 2004. Also, during the year ended December 31, 2004 we made scheduled payments of $6.3 million on our notes payable, long-term debt and lease obligations, and employees exercised stock options resulting in proceeds to us of $5.5 million.
Inflation and Seasonality
      Inflation in recent years has not had a material effect on our costs of goods or labor, or the prices for our products or services. Over the years, our business has grown to become more seasonal, with strongest demand typically in our first and fourth quarters, and weakest demand typically in the second and third quarters of our fiscal year. Additionally, GXT’s imaging services are typically slower in the third quarter of each calendar year. This seasonality is primarily attributable to the typical budgetary cycles of our seismic contractor and oil and gas company customers.
Future Contractual Obligations
      The following table sets forth estimates of future payments for 2005 through 2010, and thereafter, of our consolidated contractual obligations, as of December 31, 2004 (in thousands):

	Payments Due by Fiscal Year

							2010 and
Contractual Obligations	Total	2005	2006	2007	2008	2009	Thereafter

Long-term debt obligations	$79,475	$2,808	$1,470	$1,610	$61,763	$2,049	$9,775
Interest on long-term debt obligations	21,457	4,908	4,756	4,617	4,464	995	1,717
Capital lease obligations	7,021	4,134	2,141	746	—	—	—
Operating leases	13,723	4,279	2,914	1,699	768	651	3,412
Product warranty	3,832	3,832	—	—	—	—	—
Purchase obligations	62,059	31,958	7,353	7,958	7,395	7,395	—

Total	$187,567	$51,919	$18,634	$16,630	$74,390	$11,090	$14,904

      The long-term debt and capital lease obligations at December 31, 2004 included $60.0 million in indebtedness under our convertible senior notes that mature in December 2008. The remaining amount of these obligations consist of (i) $0.7 million in unsecured promissory notes related to our acquisition of AXIS in 2002, (ii) $1.0 million of insurance costs we financed through short-term notes payable, (iii) $17.8 million related to the sale/leaseback arrangement housing our corporate headquarters, our Land Imaging Systems division and our subleased MEMS facility in Stafford, and (iv) $7.0 million related to equipment loans of GXT. For further discussion of our notes payable, long-term debt and lease obligations, see Note 12 of Notes to Consolidated Financial Statements.
      The operating lease commitments at December 31, 2004 relate to our leases for certain equipment, offices, and warehouse space under non-cancelable operating leases.
      The liability for product warranties at December 31, 2004 relate to the estimated future warranty expenditures associated with our products. Our warranty periods generally range from 90 days to three years from the date of original purchase, depending on the product. We record an accrual for product warranties and other contingencies at the time of sale, which is when the estimated future expenditures associated with those contingencies become probable and the amounts can be reasonably estimated.
      Our purchase obligations in 2005 primarily relate to our committed inventory purchase orders for which deliveries are scheduled to be made in 2005. As further discussed at “2004 Acquisitions and Dispositions” above and Note 8 of Notes to Consolidated Financial Statements, we entered into a five-year supply agreement for the purchase of MEMS accelerometers. The five-year minimum commitment ranges between $7 million to $8 million per year through 2009.
Critical Accounting Policies and Estimates
      The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make choices between acceptable methods of accounting and to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. The following accounting policies are based on, among other things, judgments and assumptions made by management that include inherent risk and uncertainties. Management’s estimates are based on the relevant information available at the end of each period. We believe that all of the judgments and estimates used to prepare our financial statements were reasonable at the time we made them, but circumstances may change requiring us to revise our estimates in ways that could be materially adverse to our results of operations and financial condition. Management has discussed these critical accounting estimates with the Audit Committee of our Board of Directors and the Audit Committee has reviewed the Company’s disclosures relating to the estimates in this Management’s Discussion and Analysis.

•	Revenue Recognition and Product Warranty — Revenue is derived from the sale of data acquisition systems and other seismic equipment as well as from imaging services. For the sales of data acquisition systems, we follow the requirements of SOP 97-2 “Software Revenue Recognition,” and recognize revenue when the system is delivered to the customer and risk of ownership has passed to the customer, or, in the limited case where a customer acceptance clause exists in the contract, the later of delivery or when customer acceptance is obtained. For the sales of other seismic equipment, we recognize revenue when the equipment is shipped and risk of ownership has passed to the customer.

•	Revenues from all services are recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable and collectibility is reasonably assured. Revenues from contract services performed on a day-rate basis are recognized as the service is performed. Revenues from other contract services, including pre-funded multi-client surveys, are recognized as the seismic data is acquired and/or processed on a proportionate basis as work is performed. Multi-client data surveys are licensed or sold to customers on a non-transferable basis. Revenues on completed multi-client data surveys are recognized upon obtaining a signed licensing agreement and providing customers access to such data.

We consider the proportionate basis to be the most reliable and representative measure of progress on contract services. At initiation of a project, we perform a detailed analysis of the estimated costs and duration of the project. As work progresses we assess the proportionate basis by comparing the actual progress, which is based upon costs incurred and work performed to date, to the estimated progress of the project. Accordingly, changes in job performance, job conditions, estimated profitability, contract price, cost estimates, and availability of human and computer resources are reviewed periodically as the work progresses and revisions to the proportionate basis are reflected in the accounting period in which the facts that require such adjustments become known. Losses on contracts are recognized during the period in which the loss first becomes probable and can be reasonably estimated.

When separate elements such as a data acquisition system, other seismic equipment and/or imaging services are contained in a single sales arrangement, or in related arrangements with the same customer, we allocate revenue to each element based on its relative fair value, provided that such element meets the criteria for treatment as a separate unit of accounting. The price charged when the element is sold separately generally determines fair value. We limit the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services. We generally do not grant return or refund privileges to our customers.

We generally warrant that manufactured equipment will be free from defects in workmanship, material and parts. Warranty periods generally range from 90 days to three years from the date of original purchase, depending on the product. At the time of sale, we record an accrual for product warranties and other contingencies, which is when estimated future expenditures associated with such contingencies are probable, and the amounts can be reasonably estimated. However, new information may become available, or circumstances (such as applicable laws and regulations) may change, thereby resulting in an increase or decrease in the amount required to be accrued for such matters (and therefore a decrease or increase in reported net income in the period of such change).

•	Goodwill and Other Intangible Assets — On January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets.” Goodwill must be tested for impairment on an annual basis. We completed our impairment testing as of December 31, 2004 and determined that there were no impairment losses related to goodwill. In making this assessment we rely on a number of factors including operating results, business plans, internal and external economic projections, anticipated future cash flows and external market data. If these estimates or related projections change in the future, we may be required to record impairment charges.

For purposes of performing the impairment test for goodwill as required by SFAS No. 142 we established the following reporting units: Land Imaging Systems, Sensor Geophone, Marine Imaging Systems, Data Management Solutions and Seismic Imaging Solutions. To determine the fair value of our reporting units, we use a discounted future returns valuation method. If we had established different reporting units or utilized different valuation methodologies, the impairment test results could differ.

SFAS No. 142 requires us to compare the fair value of our reporting units to their carrying amount on an annual basis to determine if there is potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting units is less than its carrying value.

Our intangible assets other than goodwill related to computer software, proprietary technology, patents, customer list, customer relationships, trade names and non-compete agreements that are amortized over the estimated periods of benefit (ranging from 2 to 18 years). We review the carrying values of these intangible assets for impairment if events or changes in the facts and circumstances indicate that their carrying value may not be recoverable. Any impairment determined is recorded in the current period and is measured by comparing the fair value of the related asset to its carrying value.

•	Multi-Client Data Library — The multi-client data library consists of seismic surveys that are offered for licensing to customers on a nonexclusive basis. The capitalized costs include costs paid to third parties for the acquisition of data and related activities associated with the data creation activity and direct internal processing costs, such as salaries, benefits, computer-related expenses, and other costs incurred for seismic data project design and management. For the year ended December 31, 2004, we capitalized, as part of our multi-client data library, approximately $2.0 million of direct internal processing costs.

During the acquisition and processing phase, we amortize costs using the percentage of actual pre-funding revenue to the total estimated revenue multiplied by the estimated total cost of the project. Once a multi-client data library is available for commercial sale, we amortize the remaining costs using the greater of (i) the percentage of actual revenue to the total estimated revenue multiplied by the estimated total cost of the remaining project or (ii) a straight-line basis over the useful economic life of the data. The straight-line amortization period for 2-D projects is two years and three years for 3-D projects.

We estimate the ultimate revenue expected to be derived from a particular seismic data survey over its estimated useful economic life to determine the costs to amortize, if greater than straight-line amortization. That estimate is made by us at the project’s initiation and is reviewed and updated periodically. If, during any such review and update, we determine that the ultimate revenue for a survey is expected to be less than the original estimate of total revenue for such survey, we increase the amortization rate attributable to future revenue from such survey. In addition, in connection with such reviews and updates, we evaluate the recoverability of the multi-client data library, and if required under SFAS No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets,” record an impairment charge with respect to such data.

•	Accounts and Notes Receivable Collectibility — We consider current information and circumstances regarding our customers’ ability to repay their obligations, such as the length of time the receivable balance is outstanding, the customers’s credit worthiness and historical experience, and consider an account or note impaired when it is probable that we will be unable to collect all amounts due. When we consider an account or note as impaired, we measure the amount of the impairment based on the present value of expected future cash flows or the fair value of collateral. We include impairment losses (recoveries) in our allowance for doubtful accounts and notes through an increase (decrease) in bad debt expense. See further discussion of our note receivable balances and our $5.2 million reserve related to amounts outstanding owed to us by LARGE at “— Credit Risks” and Note 3 of Notes to Consolidated Financial Statements.

We record interest income on investments in notes receivable on the accrual basis of accounting. We do not accrue interest on impaired loans where collection of interest according to the contractual terms is considered doubtful. Among the factors we consider in making an evaluation of the collectibility of interest are: (i) the status of the loan, (ii) the fair value of the underlying collateral, (iii) the financial condition of the borrower and (iv) anticipated future events.

•	Stock-Based Compensation — We have elected to continue to follow the intrinsic value method of accounting for equity-based compensation as prescribed by APB Opinion No. 25. If we had adopted SFAS No. 123, net loss, basic and diluted loss per common share for the periods presented would have been increased as follows (in thousands, except per share amounts):

	Years Ended December 31,

	2004	2003	2002

Net loss applicable to common shares	$(2,979)	$(23,152)	$(119,672)
Add: Stock-based employee compensation expense included in reported loss applicable to common shares	1,720	(222)	417
Deduct: Stock-based employee compensation expense determined under fair value methods for all awards	(5,040)	(2,463)	(3,531)

Pro forma net loss	$(6,299)	$(25,837)	$(122,786)

Basic and diluted loss per common share — as reported	$(0.05)	$(0.45)	$(2.35)

Pro forma basic and diluted loss per common share	$(0.10)	$(0.50)	$(2.41)

The above amounts are based on Black-Scholes valuation model variables of an average risk free interest rate based on 5-year Treasury bonds, an estimated option term of five years, no dividends and expected price volatility of 60% during the years ended December 31, 2004, 2003 and 2002. We have not yet determined whether we will continue to use the Black-Scholes valuation method or use another method in accounting for our equity-based compensation after we adopt SFAS No. 123R at the beginning of the third quarter of 2005.
Recent Accounting Pronouncements
      In January 2003, the Financial Accounting Standards Board (FASB) issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. The primary objective of the interpretation is to provide guidance on the identification of and financial reporting for entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (VIEs). FIN No. 46 provides guidance that determines (a) whether consolidation is required under the “controlling financial interest” model of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” or other existing authoritative guidance, or, alternatively, (b) whether the variable-interest model under FIN No. 46 should be used to account for existing and new entities. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (FIN 46-R) resulting in multiple effective dates based on the nature as well as creation date of the VIE. FIN No. 46, as revised, has been adopted by us and did not have an impact on our results of operations or financial position.
      In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition”, which supersedes SAB No. 101, “Revenue Recognition in Financial Statements.” SAB No. 104’s primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” While the wording of SAB No. 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB No. 104. The adoption of SAB No. 104 did not have a material effect on our results of operations or financial position.
      In March 2004, the FASB issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provides new guidance for assessing impairment losses on debt and equity investments. Additionally, EITF Issue No. 03-1 included new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF Issue No. 03-1; however, the disclosure requirements remain effective and have been adopted for the Company’s year ended December 31, 2004. We will evaluate the effect, if any, of EITF Issue No. 03-1 when final guidance is released.

      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — An amendment of ARB No. 43, Chapter 4,” which requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead, and that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe that the adoption of SFAS No. 151 will have a significant impact on our financial statements.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment” (SFAS 123R), which replaces SFAS No. 123 “Accounting for Stock-Based Compensation” (SFAS 123) and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. We are required to adopt SFAS 123R effective as of the quarter beginning July 1, 2005. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are currently evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.
Credit Risk
      Historically, our principal customers have been seismic contractors that operate seismic data acquisition systems and related equipment to collect data in accordance with their customers’ specifications or for their own seismic data libraries. However, through the acquisition of GXT, we have diversified our customer base to include major integrated and independent oil and gas companies. For the years ended December 31, 2004 and 2003, approximately 15% and 28%, respectively, of our consolidated net sales were equipment sales to one Chinese customer. The loss of this customer or deterioration in our relationship with it could have a material adverse effect on our results of operations and financial condition.
      At December 31, 2003, approximately $11.9 million of our total notes receivable and accounts receivable related to one customer, Laboratory of Regional Geodynamics, Limited (LARGE), a subsidiary of Yukos which experienced financial difficulty during 2004. These notes and accounts receivable related to sales and leases of our equipment that we had entered into with LARGE in late 2001 through early 2003. During 2004, LARGE became delinquent in payment of all of its existing indebtedness owed to us and over the course of 2004, we attempted to renegotiate the terms of these notes with LARGE and potential new investors in LARGE. In September 2004 we established a reserve of $5.2 million related to the LARGE accounts and notes receivables.
      In October 2004, LARGE reconveyed certain of the purchased equipment to us in exchange for a reduction in the total amounts outstanding owed by LARGE. As a result, we reclassified approximately $5.0 million of LARGE notes receivable indebtedness, net of allowance for doubtful notes, to our rental equipment. Certain of our other customers agreed to lease or purchase this repossessed equipment. In December 2004, LARGE filed for insolvency liquidation proceedings in the United Kingdom. The remaining outstanding notes receivable balance, net of allowance for doubtful notes, with LARGE was $2.1 million as of December 31, 2004, which represents the estimated fair market value of equipment that we have recovered from LARGE but for which title remains in dispute pending the resolution of the LARGE liquidation, less estimated refurbishment costs.

      In 2004, we sold our first VectorSeis Ocean-based system for seabed data acquisition. A portion of the purchase was financed by us through a series of notes receivable. During 2004, this system experienced unexpected warranty issues causing the customer to delay its deployment of this system. As a result of these issues, the customer has delayed payments under the notes. The outstanding balance of the notes and accounts receivable due from this customer at December 31, 2004 was $10.0 million. We expect to be paid all amounts due in full once the issues have been resolved. Therefore, no allowance has been established for this customer.
      For the year ended December 31, 2004, we recognized $26.1 million of sales to customers in the Commonwealth of Independent States, or former Soviet Union (CIS), $13.7 million of sales to customers in Latin American countries, $45.1 million of sales to customers in Europe, $16.9 million of sales to customers in the Middle East, $53.4 million of sales to customers in Asia Pacific and $25.3 million of sales to customers in Africa. The majority of our foreign sales are denominated in U.S. dollars. In recent years, the CIS, and certain Latin American countries have experienced economic problems and uncertainties. To the extent that world events or economic conditions negatively affect our future sales to customers in these and other regions of the world or the collectibility of our existing receivables, our future results of operations, liquidity and financial condition may be adversely affected. We currently require customers in these higher risk countries to provide their own financing and in some cases assist the customer in organizing international financing and Export-Import credit guarantees provided by the United States government. We do not currently extend long-term credit through notes or otherwise to companies in countries we consider to be inappropriate credit risk.
Certain Relationships and Related Party Transactions
      On March 31, 2003, we announced that we had appointed Robert P. Peebler as our president and chief executive officer. In April 2003, we invested $3.0 million in preferred securities of Energy Virtual Partners, Inc. and its affiliated corporation (EVP) for approximately 22% of the outstanding ownership interests and 12% of the outstanding voting interests. EVP had been formed in 2001 to provide asset management services to large oil and gas companies. Mr. Peebler had founded EVP and had served as its president and chief executive officer until his joining us in March 2003. Mr. Peebler had continued to serve as the Chairman of EVP and held a 23% ownership interest in EVP. Under Mr. Peebler’s employment agreement with us, he was permitted to devote up to 20% of his time to EVP.
      During the second quarter of 2003, EVP failed to close two anticipated asset management agreements, which resulted in EVP’s management re-evaluating its business model and adequacy of capital. During August 2003, the board of directors of EVP voted to liquidate EVP. For that reason, we wrote our investment down to its approximate liquidation value of $1.0 million. Mr. Peebler offered, and we agreed, that all proceeds Mr. Peebler received from the liquidation of EVP were to be paid to us. In December 2003, we received liquidation payments of $0.7 million from EVP and $0.1 million from Mr. Peebler. In March 2004, we received final liquidation payments of $0.1 million from EVP and $0.01 million from Mr. Peebler.
      James M. Lapeyre, Jr. is chairman of our board of directors and beneficial owner of approximately 1.2% of our outstanding common stock as of February 20, 2005. He is also the chairman and a significant equity owner of Laitram, L.L.C. (Laitram) and has served as president of Laitram and its predecessors since 1989. Laitram is a privately-owned, New Orleans-based manufacturer of food processing equipment and modular conveyor belts. Mr. Lapeyre and Laitram together owned approximately 10.7% of our outstanding common stock as of February 20, 2005.
      We acquired DigiCourse, Inc., our marine positioning products business, from Laitram in 1998 and have renamed it I/O Marine Systems, Inc. In connection with that acquisition, we entered into a Continued Services Agreement with Laitram under which Laitram agreed to provide us certain accounting, software, manufacturing and maintenance services. Manufacturing services consist primarily of machining of parts for our marine positioning systems. The term of this agreement expired in September 2001 but we continue to operate under its terms. In addition, when we have requested, the legal staff of Laitram has advised us on certain intellectual property matters with regard to our marine positioning systems. During 2004, we paid Laitram a total of approximately $1,823,970, which consisted of approximately $1,166,700 for manufacturing services, $623,270 for rent and other pass-through third party facilities charges, and $34,000 for other services. For the 2003 and 2002 fiscal years, we paid Laitram a total of approximately $1.17 million and $1.9 million, respectively, for these services. In the opinion of our management, the terms of these services are fair and reasonable and as favorable to us as those that could have been obtained from unrelated third parties at the time of their performance.
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
      Examples of other forward-looking statements contained in this report include statements regarding:

•	expectations of successfully marketing our products and services to oil and gas company end-users;

•	anticipated timing and success of commercialization and capabilities of products and services under development, and start-up costs associated therewith;

•	our expected revenues, operating profit and net income;

•	future growth rates and margins for certain of our products and services;

•	future levels of capital expenditures;

•	possible future acquisitions;

•	our success in integrating our acquired businesses;

•	our expectations regarding future mix of business and future asset recoveries;

•	future cash needs and future sources of cash;

•	the adequacy of our future liquidity and capital resources;

•	future demand for seismic equipment and services;

•	future seismic industry fundamentals;

•	future oil and gas commodity prices;

•	the outcome of pending or threatened disputes and other contingencies;

•	future worldwide economic conditions;

•	our expectations regarding realization of deferred tax assets;

•	our beliefs regarding accounting estimates we make; and

•	results from our current or future strategic alliances.
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
      We have traditionally relied on a relatively small number of significant customers. Consequently, our business is exposed to the risks related to customer concentration. For the year ended December 31, 2004 and

2003, approximately 15% and 28%, respectively, of our consolidated net sales related to one Chinese customer. The loss of any of our significant customers or deterioration in our relations with any of them could materially and adversely affect our results of operations and financial condition.
Our operating results may fluctuate from period to period and we are subject to seasonality factors.
      Our operating results are subject to fluctuations from period to period, as a result of new product or service introductions, the timing of significant expenses in connection with customer orders, unrealized sales, the product mix sold and the seasonality of our business. Because many of our products feature a high sales price and are technologically complex, we generally have experienced long sales cycles for these products and historically incur significant expense at the beginning of these cycles for component parts and other inventory necessary to manufacture a product in anticipation of a future sale, which may not ultimately occur. In addition, the revenues from our sales can vary widely from period to period due to changes in customer requirements. These factors can create fluctuations in our net sales and results of operations from period to period. Variability in our overall gross margins for any quarter, which depend on the percentages of higher-margin and lower-margin products and services sold in that quarter, compounds these uncertainties. As a result, if net sales or gross margins fall below expectations, our operating results and financial condition will likely be adversely affected. Additionally, our business is seasonal in nature, with weakest demand typically experienced in the second and third calendar quarters, and the strongest demand typically in the first and fourth calendar quarters of each year.
      Due to the relatively high sales price of many of our products and data libraries and relatively low unit sales volume, our quarterly operating results have historically fluctuated from period to period due to the timing of orders and shipments and the mix of products and services sold. This uneven pattern has made financial predictions for any given period difficult, increases the risk of unanticipated variations in our quarterly results and financial condition and places challenges on our inventory management. Also, delays in shipping or delivering products in a given quarter could significantly affect our results of operations for that quarter. Fluctuations in our quarterly operating results may cause greater volatility in the price of our common stock and convertible notes.
We derive a substantial amount of our revenues from foreign sales, which pose additional risks.
      Sales to customers outside of North America accounted for approximately 73% of our consolidated net sales in 2004, and we believe that export sales will remain a significant percentage of our revenue. United States export restrictions affect the types and specifications of products we can export. Additionally, to complete certain sales, United States laws may require us to obtain export licenses, and we cannot assure you that we will not experience difficulty in obtaining these licenses. Operations and sales in countries other than the United States are subject to various risks peculiar to each country. With respect to any particular country, these risks may include:

•	expropriation and nationalization;

•	political and economic instability;

•	armed conflict and civil disturbance;

•	currency fluctuations, devaluations and conversion restrictions;

•	confiscatory taxation or other adverse tax policies;

•	tariff regulations and import/export restrictions;

•	customer credit risk;

•	governmental activities that limit or disrupt markets, or restrict payments or the movement of funds; and

•	governmental activities that may result in the deprivation of contractual rights.
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
The GXT and Concept Systems acquisitions have increased our exposure to the risks experienced by more technology-intensive companies.
      The businesses of GXT and Concept Systems, being more concentrated in software, processing services and proprietary technologies than our traditional business, have exposed us to the risks typically encountered by smaller technology companies that are more dependent on proprietary technology protection and research and development. These risks include:

•	future competition from more established companies entering the market;

•	product obsolescence;

•	dependence upon continued growth of the market for seismic data processing;

•	the rate of change in the markets for GXT’s and Concept Systems’ technology and services;

•	research and development efforts not proving sufficient to keep up with changing market demands;

•	dependence on third-party software for inclusion in GXT’s and Concept Systems’ products and services;

•	misappropriation of GXT’s or Concept Systems’ technology by other companies;

•	alleged or actual infringement of intellectual property rights that could result in substantial additional costs;

•	difficulties inherent in forecasting sales for newly developed technologies or advancements in technologies;

•	recruiting, training and retaining technically skilled personnel that could increase the costs for GXT or Concept Systems, or limit their growth; and

•	the ability to maintain traditional margins for certain of their technology or services.
We may not realize the anticipated benefits of our acquisitions of GXT or Concept Systems or be successful in integrating their operations, personnel or technology.
      There can be no assurance that the anticipated benefits of our acquisitions of GXT or Concept Systems will be realized or that our integration of their operations, personnel and technology will be successful. Likewise, no assurances can be given that our business plan with respect to GXT’s or Concept Systems’ services and products will prove successful. The integration of these companies into our operations will require the experience and expertise of managers and key employees of GXT and Concept Systems who are expected to be retained by us. There can be no assurance that these managers and key employees of GXT and Concept Systems retained by us will remain with us for the time period necessary to successfully integrate their companies into our operations.
Future technologies and businesses that we may acquire may be difficult to integrate, disrupt our business, dilute stockholder value or divert management attention.
      An important aspect of our current business strategy is to seek new technologies, products and businesses to broaden the scope of our existing and planned product lines and technologies. While we believe that these acquisitions complement our technologies and our general business strategy, there can be no assurance that we will achieve the expected benefit of these acquisitions.

      In addition, these acquisitions may result in unexpected costs, expenses and liabilities. For example, during 2002, we acquired certain assets of S/ N Technologies and, in April 2003, we invested $3.0 million in EVP. These transactions were not successful; in 2003, we completely wrote down the costs of the assets we purchased from S/ N Technologies and wrote down our investment in EVP to its liquidation value of $1.0 million.
      Acquisitions expose us to:

•	increased costs associated with the acquisition and operation of the new businesses or technologies and the management of geographically dispersed operations;

•	risks associated with the assimilation of new technologies, operations, sites and personnel;

•	the possible loss of key employees and costs associated with their loss;

•	risks that any technology we acquire may not perform as well as we had anticipated;

•	the diversion of management’s attention and other resources from existing business concerns;

•	the potential inability to replicate operating efficiencies in the acquired company’s operations;

•	potential impairments of goodwill and intangible assets;

•	the inability to generate revenues to offset associated acquisition costs;

•	the requirement to maintain uniform standards, controls, and procedures;

•	the impairment of relationships with employees and customers as a result of any integration of new and inexperienced management personnel; and

•	the risk that acquired technologies do not provide us with the benefits we anticipated.
      Integration of the acquired businesses requires significant efforts from each entity, including coordinating existing business plans and research and development efforts. Integrating operations may distract management’s attention from the day-to-day operation of the combined companies. If we are unable to successfully integrate the operations of acquired businesses, our future results will be negatively impacted.
We are exposed to risks related to complex, highly technical products.
      System reliability is an important competitive consideration for seismic data acquisition systems. Our customers often require demanding specifications for product performance and reliability. Because many of our products are complex and often use unique advanced components, processes, technologies and techniques, undetected errors and design and manufacturing flaws may occur. Even though we attempt to assure that our systems are always reliable in the field, the many technical variables related to their operations can cause a combination of factors that can and have, from time to time, caused performance issues with certain of our products. Product defects result in higher product service, warranty and replacement costs and may affect our customer relationships and industry reputation, all of which may adversely impact our results of operations. Despite our testing and quality assurance programs, undetected errors may not be discovered until the product is purchased and used by a customer in a variety of field conditions. If our customers deploy our new products and they do not work correctly, our relationship with our customers may be materially and adversely affected.
      Both our new VectorSeis System Four Digital-Analog land acquisition system and VectorSeis Ocean-redeployable seabed acquisition system experienced a number of undetected errors or “bugs” when first introduced. This is not unusual in the development and release of new technologically-advanced products. Also, the inexperience of customers in using these new products exacerbates any problems. We believe that our System Four Digital-Analog land acquisition system contains significant design improvements in both field troubleshooting and reliability compared to legacy analog land acquisition systems, and that the system has now generally achieved expected reliability and performance levels. However, until we have more field experience with the product in a wide variety of operational conditions, we cannot be certain that problems will not arise. We believe the VectorSeis Ocean seabed system is the first system of its type, integrating digital sensors, radio telemetry, data management and quality control systems, all deployed on the seabed. As a result of its recent development and advanced and complex nature, we continue to experience occasional unrelated performance issues with the VectorSeis Ocean seabed system and continue to refine the system and its components to reflect field experiences encountered in their operation.
      During 2004, we sold our first VectorSeis Ocean redeployable seabed acquisition system to RXT, a start-up seismic contractor. RXT is under contract with our subsidiary, GXT, to obtain seismic data for a major oil company. RXT is using the VectorSeis Ocean seabed system to acquire the data. If for any reason RXT were unable to complete its obligations to acquire the seismic data as required by the oil company, GXT could potentially be liable to the oil company for certain contractual remedies, including reimbursing the oil company for the excess cost for acquiring the data by other means, which could possibly cause a loss to GXT on the contract.
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
      As part of our strategic direction, we are increasing our use of contract manufacturers as an alternative to our own manufacture of products. As an example, in December 2004, we sold to another company our Applied MEMS business that manufactures MEMS products that are a necessary component in many of our products. If, in implementing any outsource initiative, we are unable to identify contract manufacturers willing to contract with us on competitive terms and to devote adequate resources to fulfill their obligations to us or if we do not properly manage these relationships, our existing customer relationships may suffer. In addition, by undertaking these activities, we run the risk that the reputation and competitiveness of our products and services may deteriorate as a result of the reduction of our control over quality and delivery schedules. We also may experience supply interruptions, cost escalations and competitive disadvantages if our contract manufacturers fail to develop, implement, or maintain manufacturing methods appropriate for our products and customers.
      If any of these risks are realized, our revenues, profitability and cash flow may decline. In addition, as we come to rely more heavily on contract manufacturers, we may have fewer personnel resources with expertise to manage problems that may arise from these third-party arrangements.
An oversupply of seismic data has adversely affected our operations and significantly reduced our operating margins and income and may continue to do so in the future.
      Since the late 1990’s there has been an industry-wide oversupply of speculative surveys conducted and collected by geophysical contractors, who have lowered prices to their customers for these surveys in order to recover investments in assets used to conduct 3-D surveys. In recent years these circumstances have adversely affected our results of operations and financial condition. Particularly during periods of reduced levels of exploration for oil and gas, the oversupply of seismic data and downward pricing pressures limit our ability to meet sales objectives and maintain profit margins for our products and sustain growth of our business. These industry conditions have reduced, and if continued into the future, will further reduce, our revenues and operating margins.
Technological change in the seismic industry requires us to make substantial research and development expenditures.
      The markets for our products are characterized by changing technology and new product introductions. We must invest substantial capital to maintain a leading edge in technology, with no assurance that we will receive an adequate rate of return on such investments. If we are unable to develop and produce successfully and timely new and enhanced products and services, we will be unable to compete in the future and our business, our results of operations and financial condition will be materially and adversely affected.
Our outsourcing relationships may require us to purchase inventory when demand for products produced by third-party manufacturers is low.
      Under a few of our outsourcing arrangements, our manufacturing outsourcers purchase agreed-upon inventory levels to meet our forecasted demand. Since we typically operate without a significant backlog of orders for our products, our manufacturing plans and inventory levels are principally based on sales forecasts. If demand proves to be less than we originally forecasted, these manufacturing outsourcers have the right to require us to purchase any excess or obsolete inventory. Should we be required to purchase inventory under these provisions, we may be required to hold inventory that we may never utilize. To date, we have not been required to purchase any significant amounts of excess inventory under our outsourcing arrangements, and we have no existing obligation to purchase any significant amounts of excess inventory.
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
      Historically, a relatively small number of customers has accounted for the majority of our net sales in any period. In recent years, our traditional seismic contractor customers have been rapidly consolidating, thereby consolidating the demand for our products. The loss of any of our significant customers to further consolidation could materially and adversely affect our results of operations and financial condition.
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
      Our cash and cash equivalents declined from $59.5 million at December 31, 2003 to $14.9 million at December 31, 2004, a decrease of $44.6 million, primarily related to our acquisitions of GXT and Concept Systems in 2004 and costs of building inventory for anticipated sales. Our ability to fund our operations, grow our business and to make scheduled payments on our indebtedness and our other obligations will depend on our financial and operating performance, which in turn will be affected by general economic conditions in the energy industry and by many financial, competitive, regulatory and other factors beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future sources of capital will be available to us in an amount sufficient to enable us to service our indebtedness, including the notes, or to fund our other liquidity needs.
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
We are exposed to risks relating to the effectiveness of our internal controls.
      In connection with the audit of our financial statements as of and for the year ended December 31, 2003, our management, in consultation with PricewaterhouseCoopers LLP (PwC), our independent accountants, identified and reported to the audit committee of our board of directors certain matters involving internal control deficiencies related to our Pelton subsidiary that we and PwC considered to be a reportable condition under the standards then in effect as established by the American Institute of Certified Public Accountants. The identified internal control deficiency concerned inadequate procedures in place for the personnel at this subsidiary to perform and complete an accurate year-end physical inventory count. However, the control deficiency did not result in an audit adjustment. During 2004, we implemented a number of procedures to strengthen our internal controls, including procedures to prepare us to comply with the new annual internal controls assessment and attestation requirements under Section 404 of the Sarbanes-Oxley Act of 2002 and the related SEC rules. While we have completed our evaluation procedures and our management has certified (and PwC has attested) that our internal control over financing reporting was effective as of December 31, 2004, we may experience controls deficiencies or weaknesses in the future, which could adversely impact the accuracy and timeliness of our future financial reporting and reports and filings we make with the SEC.

The addition of the GXT business may alienate a number of our traditional seismic contractor customers with whom GXT competes and adversely affect sales to and revenues from those customers.
      GXT’s business in processing seismic data competes with a number of our traditional customers that are seismic contractors. Many of these companies not only offer their customers — generally major, independent and national oil companies — the traditional services of conducting seismic surveys, but also the processing and interpretation of the data acquired from those seismic surveys. In that regard, GXT’s processing services directly compete with these contractors’ service offerings and may adversely affect our relationships with them, which could result in reduced sales and revenues from these seismic contractor customers.
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
Item 7A.                           Quantitative and Qualitative Disclosures about Market Risk
      We may, from time to time, be exposed to market risk, which is the potential loss arising from adverse changes in market prices, interest rates and foreign currency exchange rates. We traditionally have not entered into significant derivative or other financial instruments. We are not currently a borrower under any material credit arrangements that feature fluctuating interest rates, but we have $79.4 million of long-term fixed rate debt outstanding at December 31, 2004. As a result, we are subject to the risk of higher interest costs if this debt is refinanced. If rates are 1% higher at the time of refinancing, our interest costs would increase by approximately $0.8 million annually.
      Through our subsidiaries, we operate in a wide variety of jurisdictions, including the Netherlands, United Kingdom, Norway, Venezuela, Canada, Argentina, Russia, France, the United Arab Emirates and other countries. Our financial results may be affected by changes in foreign currency exchange rates. Our consolidated balance sheet at December 31, 2004 reflected approximately $11.0 million of net working capital related to our foreign subsidiaries. A majority of our foreign net working capital is within the Netherlands and United Kingdom. The subsidiaries in those countries receive their income and pay their expenses primarily in Euros and British pounds (GBP), respectively. To the extent that transactions of these subsidiaries are settled in Euros or GBP, a devaluation of these currencies versus the U.S. dollar could reduce the contribution from these subsidiaries to our consolidated results of operations as reported in U.S. dollars. We have not historically hedged the market risk related to fluctuations in foreign currencies.
Item 8.                          Financial Statements and Supplementary Data
      The financial statements required by this item begin at page F-1 hereof.
Item 9.                          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not applicable.
Item 9A. Controls and Procedures
      (a) Evaluation of Disclosure Controls and Procedures. We have established disclosure controls and procedures designed to provide reasonable assurance that material information relating to I/ O and its consolidated subsidiaries is made known to the officers who certify our financial reports and to other members of senior management and our Board of Directors.
      Based on their evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2004, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective to ensure that the information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
      In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our company intends to review and evaluate the design, operation and effectiveness our disclosure controls and procedures over time in order to provide reasonable assurances that senior management has timely access to all material financial and non-financial information concerning our business. Future events affecting our business may cause management to modify its disclosure controls and procedures.
      (b) Management’s Report on Internal Control Over Financial Reporting. The management of our company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      Based on our evaluation under criteria established in Internal Control — Integrated Framework, our management concluded that the company’s internal control over financial reporting was effective as of December 31, 2004. Our management’s assessment of the effectiveness of our company’s internal control over financial reporting as of December 31, 2004, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere in this Annual Report on Form 10-K. See “Report of Independent Registered Public Accounting Firm”.
      During 2004, the Company acquired, in a purchase business combination, GX Technology Corporation (GXT). In reliance on guidance contained in a “Frequently Asked Questions” interpretive release issued by the staff of the SEC’s Office of Chief Accountant and Division of Corporation Finance in June 2004 (and revised on October 6, 2004), our management has determined to exclude GXT from the scope of its assessment of our internal control over financial reporting as of December 31, 2004. GXT is a direct wholly-owned subsidiary of the Company. The total assets and total revenues of GXT and its consolidated subsidiaries represent approximately 39% and 18%, respectively, of the total consolidated assets and total consolidated revenues of the Company as of and for the year ended December 31, 2004.
      (c) Changes in Internal Controls. There were no changes in our internal control over financial reporting during the quarterly period ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
      Not applicable.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by Item 10 is included in our definitive proxy statement for our 2005 Annual Meeting of Stockholders under the headings “Item 1 — Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board of Directors and Corporate Governance” and “Committees of the Board.”

Item 11.	Executive Compensation
      The information required by Item 11 is included in our definitive proxy statement for our 2005 Annual Meeting of Stockholders under the headings “Director Compensation” and “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      The information required by Item 12 is included in our definitive proxy statement for our 2005 Annual Meeting of Stockholders under the headings, “Ownership of Equity Securities in I/ O” and “Executive Compensation-Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions
      The information required by Item 13 is included in our definitive proxy statement for our 2005 Annual Meeting of Stockholders under the heading “Certain Transactions and Relationships.”

Item 14.	Principal Accountant Fees and Services
      The information required by Item 14 is included in our definitive proxy statement for our 2005 Annual Meeting of Stockholders under the heading “Item 4 — Ratification of Appointment of Independent Registered Public Accounting Firm — Fees and Services.”
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) List of Documents Filed.
      (1) Financial Statements

The financial statements filed as part of this report are listed in the “Index to Consolidated Financial Statements” on page F-1 hereof.
      (2) Financial Statement Schedules

The following financial statement schedule is listed in the “Index to Consolidated Financial Statements” on page F-1 hereof, and is included as part of this Annual Report on Form 10-K:
      Schedule II — Valuation and Qualifying Accounts
      All other schedules are omitted because they are inapplicable or the requested information is shown in the financial statements or noted therein.
      (3) Exhibits

3.1	—	Restated Certificate of Incorporation dated August 31, 1990, filed on March 19, 2001 as Exhibit 3.1 to the Company’s Transition Report on Form 10-K for the seven months ended December 31, 2000 (Registration No. 001-12691), and incorporated herein by reference.
3.2	—	Certificate of Amendment to Restated Certificate of Incorporation dated October 10, 1996, filed on March 12, 2003 as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (Registration No. 001-12691), and incorporated herein by reference.
3.3	—	Amended and Restated Bylaws, filed on March 8, 2002 as Exhibit 4.3 to the Company’s Current Report on Form 8-K (Registration No. 001-12691), and incorporated herein by reference.
4.1	—	Form of Certificate of Designation, Preference and Rights of Series A Preferred Stock of Input/Output, Inc., filed as Exhibit 2 to the Company’s Registration Statement on Form 8-A dated January 27, 1997 (attached as Exhibit 1 to the Rights Agreement referenced in Exhibit 10.5), and incorporated herein by reference.
4.2	—	Indenture dated as of December 10, 2003, filed on January 27, 2004 as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-112263), and incorporated herein by reference.
4.3	—	Certificate of Rights and Designations of Series D-1 Cumulative Convertible Preferred Stock of Input/Output, Inc. dated February 16, 2005, filed on February 17, 2005 as Exhibit 3.1 to the Company’s Form 8-K (Registration No. 001-12691), and incorporated herein by reference.

**10	.1	—	Amended and Restated 1990 Stock Option Plan, filed on June 9, 1999 as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-80299), and incorporated herein by reference.
10.2		—	Lease Agreement dated as of August 20, 2001, between NL Ventures III Stafford L.P. and Input/Output, Inc., filed on November 14, 2001 as Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (Registration No. 001-12691), and incorporated herein by reference.
**10	.3	—	Input/Output, Inc. Amended and Restated 1996 Non-Employee Director Stock Option Plan, filed on June 9, 1999 as Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-80299), and incorporated herein by reference.
10.4		—	Rights Agreement dated as of January 17, 1997, by and between Input/Output, Inc. and Harris Trust and Savings Bank, as Rights Agent, including exhibits thereto, filed on January 27, 1997 as Exhibit 4 to the Company’s Form 8-A (Registration No. 001-12691), and incorporated herein by reference.
**10	.5	—	Input/Output, Inc. Employee Stock Purchase Plan, filed on March 28, 1997 as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (Registration No. 333-24125), and incorporated herein by reference.
10.6		—	First Amendment to Rights Agreement dated April 21, 1999, by and between the Company and Harris Trust and Savings Bank, as Rights Agent, filed on May 7, 1999 as Exhibit 10.3 to the Company’s Current Report on Form 8-K (Registration No. 001-12691), and incorporated herein by reference.
10.7		—	Registration Rights Agreement dated as of November 16, 1998, by and among the Company and The Laitram Corporation, filed on March 12, 2004 as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (Registration No. 001-12691), and incorporated herein by reference.
**10	.8	—	Input/Output, Inc. 1998 Restricted Stock Plan dated as of June 1, 1998, filed on June 9, 1999 as Exhibit 4.7 to the Company’s Registration Statement on S-8 (Registration No. 333-80297), and incorporated herein by reference.
**10	.9	—	Input/Output Inc. Non-qualified Deferred Compensation Plan, filed on April 1, 2002 as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (Registration No. 001-12691), and incorporated herein by reference.
**10	.10	—	Amendment No. 1 to the Input/Output, Inc. Amended and Restated 1996 Non-Employee Director Stock Option Plan dated September 13, 1999, filed on November 14, 1999 as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999 (Registration No. 001-12691), and incorporated herein by reference.
**10	.11	—	Input/Output, Inc. 2000 Restricted Stock Plan, effective as of March 13, 2000, filed on August 17, 2000 as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2000 (Registration No. 001-12691), and incorporated herein by reference.
**10	.12	—	Input/Output, Inc. 2000 Long-Term Incentive Plan, filed on November 6, 2000 as Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (No. 333-49382), and incorporated by reference herein.
***10	.13	—	Input/Output, Inc. Amended and Restated 1991 Outside Directors Stock Option Plan.
**10	.14	—	Amendment to the Input/Output, Inc. Amended and Restated 1991 Outside Directors Stock Option Plan, filed on August 28, 1997 as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1997 (Registration No. 001-12691), and incorporated herein by reference.
**10	.15	—	Amendment No. 2 to the Input/Output, Inc. Amended and Restated 1991 Outside Directors Stock Option Plan, dated September 13, 1999, filed on November 14, 1999 as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999 (Registration No. 001- 12691), and incorporated herein by reference.
**10	.16	—	Employment Agreement dated effective as of March 31, 2003, by and between the Company and Robert P. Peebler, filed on March 31, 2003 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Registration No. 001-12691), and incorporated herein by reference.

**10	.17	—	Employment Agreement dated effective as of January 1, 2004, by and between the Company and J. Michael Kirksey, filed on March 12, 2004 as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (Registration No. 001-12691), and incorporated herein by reference.
**10	.18	—	Employment Agreement dated effective as of April 23, 2003, by and between the Company and Jorge Machnizh, filed on August 7, 2003 as Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003 (Registration No. 001-12691), and incorporated herein by reference.
10.19		—	Stock Purchase Agreement dated as of May 10, 2004, by and among the selling shareholders, GX Technology Corporation and the Company, filed on May 10, 2004 as Exhibit 2.1 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-115345), and incorporated herein by reference..
10.20		—	First Amendment to Stock Purchase Agreement dated as of June 11, 2004, by and among the selling shareholders, GX Technology Corporation and the Company, filed on June 15, 2004 as Exhibit 10.2 to the Company’s Current Report on Form 8-K/A (Registration No. 001-12691), and incorporated herein by reference.
**10	.21	—	Employment Agreement dated effective as of June 15, 2004, by and between the Company and David L. Roland, filed on August 9, 2004 as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 (Registration No. 001-12691), and incorporated herein by reference.
**10	.22	—	Executive Employment Agreement dated as of March 26, 2004, by and between GX Technology Corporation and Michael K. Lambert, filed on August 9, 2004 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 (Registration No. 001-12691), and incorporated herein by reference.
**10	.23	—	First Amendment to Executive Employment Agreement dated as of June 14, 2004, by and between GX Technology Corporation and Michael K. Lambert, filed on August 9, 2004 as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 (Registration No. 001-12691), and incorporated herein by reference.
**10	.24	—	Second Amendment to Executive Employment Agreement dated as of June 14, 2004, by and between GX Technology Corporation and Michael K. Lambert, filed on August 9, 2004 as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 (Registration No. 001-12691), and incorporated herein by reference.
**10	.25	—	GX Technology Corporation Employee Stock Option Plan, filed on August 9, 2004 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 (Registration No. 001-12691), and incorporated herein by reference.
10.26		—	Concept Systems Holdings Limited Share Acquisition Agreement dated February 23, 2004, filed on March 5, 2004 as Exhibit 2.1 to the Company’s Current Report on Form 8-K (Registration No. 001-12691), and incorporated herein by reference.
10.27		—	Concept Systems Holdings Limited Registration Rights Agreement dated February 23, 2004, filed on March 5, 2004 as Exhibit 4.1 to the Company’s Current Report on Form 8-K (Registration No. 001-12691), and incorporated herein by reference.
**10	.28	—	Form of Employment Inducement Stock Option Agreement for the Input/Output, Inc. — Concept Systems Employment Inducement Stock Option Program, filed on July 27, 2004 as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-117716), and incorporated herein by reference.
10.29		—	Second Amendment to Rights Agreement dated February 16, 2005, amending the terms of the Rights Agreement, as amended, between the Company and Computershare Investor Services, LLC (successor to Harris Trust and Savings Bank), as Rights Agent, dated as of January 17, 1997, filed on February 17, 2005 as Exhibit 3.2 to the Company’s Form 8-K (Registration No. 001-12691), and incorporated herein by reference.
10.30		—	Agreement dated as of February 15, 2005 between Input/Output, Inc. and Fletcher International, Ltd., filed on February 17, 2005 as Exhibit 10.1 to the Company’s Form 8-K (Registration No. 001-12691), and incorporated herein by reference.
**10	.31	—	Input/Output, Inc. 2003 Stock Option Plan, dated March 27, 2003 (incorporated by reference to Appendix B of the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 30, 2003).

**10	.32	—	Input/Output, Inc. 2004 Long-Term Incentive Plan, dated May 3, 2004 (incorporated by reference to Appendix B of the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on May 13, 2004).
*21	.1	—	Subsidiaries of the Company.
*23	.1	—	Consent of PricewaterhouseCoopers LLP.
*24	.1	—	The Power of Attorney is set forth on the signature page hereof.
*31	.1	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).
*31	.2	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).
*32	.1	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350
*32	.2	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

*	Filed herewith.

**	Management contract or compensatory plan or arrangement.
      (b) Exhibits required by Item 601 of Regulation S-K.

Reference is made to subparagraph (a) (3) of this Item 15, which is incorporated herein by reference.
      (c) Not applicable.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Stafford, State of Texas, on March 16, 2005.

INPUT/ OUTPUT, INC.

By	/s/ J. Michael Kirksey

J. Michael Kirksey
Executive Vice President and
Chief Financial Officer
POWER OF ATTORNEY
      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert P. Peebler and J. Michael Kirksey and each of them, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and re-substitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all documents relating to the Annual Report on Form 10-K for the year ended December 31, 2004, including any and all amendments and supplements thereto, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.
      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacities	Date

/s/ ROBERT P. PEEBLER Robert P. Peebler	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2005

/s/ J. MICHAEL KIRKSEY J. Michael Kirksey	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 16, 2005

/s/ MICHAEL L. MORRISON Michael L. Morrison	Controller and Director of Accounting (Principal Accounting Officer)	March 16, 2005

/s/ JAMES M. LAPEYRE, JR. James M. Lapeyre, Jr.	Chairman of the Board of Directors and Director	March 16, 2005

/s/ BRUCE S. APPELBAUM Bruce S. Appelbaum	Director	March 16, 2005

/s/ THEODORE H. ELLIOTT, JR. Theodore H. Elliott, Jr.	Director	March 16, 2005

Name	Capacities	Date

/s/ FRANKLIN MYERS Franklin Myers	Director	March 16, 2005

/s/ S. JAMES NELSON, JR. S. James Nelson, Jr.	Director	March 16, 2005

/s/ JOHN N. SEITZ John N. Seitz	Director	March 16, 2005

/s/ SAM K. SMITH Sam K. Smith	Director	March 16, 2005

INPUT/ OUTPUT, INC. AND SUBSIDIARIES
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
To Board of Directors and
Stockholders of Input/ Output, Inc.:
      We have completed an integrated audit of Input/ Output, Inc. and Subsidiaries’ 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
      In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Input/ Output, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      As discussed in Note 1 to the consolidated financial statements, in 2002, the Company changed its accounting for goodwill as a result of adopting the provisions of Statement of Financial Accounting Standards No 142 “Goodwill and Other Intangible Assets.”
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded GX Technology Corporation (GXT) from its assessment of internal control over financial reporting as of December 31, 2004 because it was acquired by the Company in a purchase business combination during 2004. We have also excluded GXT from our audit of internal control over financial reporting. GXT is a wholly-owned subsidiary whose total assets and total revenues represent 39% and 18%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

PricewaterhouseCoopers LLP
Houston, TX
March 16, 2005

INPUT/ OUTPUT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$14,935	$59,507
Restricted cash	2,345	1,127
Accounts receivable, net	61,598	34,270
Current portion notes receivable, net	10,784	14,420
Unbilled revenue	7,309	—
Inventories	86,659	53,551
Prepaid expenses and other current assets	7,974	3,703

Total current assets	191,604	166,578
Notes receivable	4,143	6,409
Net assets held for sale	—	3,331
Property, plant and equipment, net	45,239	27,607
Multi-client data library, net	9,572	—
Deferred income taxes	480	1,149
Investment at cost	3,500	—
Goodwill	147,066	35,025
Intangible and other assets, net	77,512	9,105

Total assets	$479,116	$249,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt and lease obligations	$6,564	$2,687
Accounts payable	40,856	12,531
Accrued expenses	26,686	15,833
Deferred revenue	8,423	2,060

Total current liabilities	82,529	33,111
Long-term debt and lease obligations, net of current maturities	79,387	78,516
Other long-term liabilities	2,688	3,813
Commitments and contingencies (Notes 18 and 22)
Stockholders’ equity:
Common stock, $.01 par value; authorized 100,000,000 shares; outstanding 78,561,675 shares at December 31, 2004 and 51,390,334 shares at December 31, 2003, net of treasury stock	795	522
Additional paid-in capital	480,845	296,663
Accumulated deficit	(161,516)	(158,537)
Accumulated other comprehensive income	2,449	1,292
Treasury stock, at cost, 784,009 shares at December 31, 2004 and 777,423 shares at December 31, 2003	(5,844)	(5,826)
Unamortized restricted stock compensation	(2,217)	(350)

Total stockholders’ equity	314,512	133,764

Total liabilities and stockholders’ equity	$479,116	$249,204

See accompanying Notes to Consolidated Financial Statements.

INPUT/ OUTPUT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2004	2003	2002

	(In thousands, except share and per share data)
Net sales	$247,299	$150,033	$118,583
Cost of sales	175,705	122,192	101,018

Gross profit	71,594	27,841	17,565

Operating expenses (income):
Research and development	19,611	18,696	28,756
Marketing and sales	23,758	12,566	11,218
General and administrative	29,748	16,753	19,760
(Gain) loss on sale of assets	(3,980)	(291)	425
Impairment of long-lived assets	—	1,120	6,274
Goodwill impairment	—	—	15,122

Total operating expenses	69,137	48,844	81,555

Income (loss) from operations	2,457	(21,003)	(63,990)
Interest expense	(6,231)	(4,087)	(3,124)
Interest income	1,276	1,903	2,280
Fair value adjustment and exchange of warrant obligation	—	1,757	3,252
Impairment of investment	—	(2,059)	—
Other income (expense)	220	685	(373)

Loss before income taxes	(2,278)	(22,804)	(61,955)
Income tax expense	701	348	56,770

Net loss	(2,979)	(23,152)	(118,725)
Preferred dividend	—	—	947

Net loss applicable to common shares	$(2,979)	$(23,152)	$(119,672)

Basic and diluted loss per common share	$(0.05)	$(0.45)	$(2.35)

Weighted average number of common and diluted shares outstanding	65,960,967	51,236,771	51,014,505

See accompanying Notes to Consolidated Financial Statements.

INPUT/ OUTPUT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Net loss	$(2,979)	$(23,152)	$(118,725)
Depreciation and amortization (other than multi-client library)	18,345	11,444	13,237
Amortization of multi-client library	6,323	—	—
Fair value adjustment and exchange of warrant obligation	—	(1,757)	(3,252)
Impairment of long-lived assets	—	1,120	6,274
Goodwill impairment	—	—	15,122
Write-down of rental equipment	—	2,500	—
Impairment of investment in Energy Virtual Partners, Inc. (EVP)	—	2,059	—
Amortization of restricted stock and other stock compensation	925	(222)	417
Deferred income tax	—	—	58,843
Bad debt expense	6,346	569	2,701
(Gain) loss on disposal of fixed assets	(3,980)	(291)	425
Change in operating assets and liabilities:
Accounts and notes receivable	(27,849)	(17,059)	14,338
Unbilled revenue	1,406	—	—
Inventories	(40,508)	(4,877)	19,423
Accounts payable and accrued expenses	21,569	(4,714)	(109)
Deferred revenue	(123)	(2,815)	2,984
Other assets and liabilities	482	4,125	1,974

Net cash (used in) provided by operating activities	(20,043)	(33,070)	13,652

Cash flows from investing activities:
Purchase of property, plant and equipment	(5,022)	(4,587)	(8,230)
Investment in multi-client data library	(4,168)	—	—
Proceeds from the sale of fixed assets	4,762	490	—
Proceeds from collection of long-term note receivable	5,800	—	—
Business acquisitions	(176,850)	(1,267)	(3,151)
Cash of acquired businesses	2,193	—	501
Disposition of Applied MEMS	(513)	—	—
Investment in and liquidation of EVP	117	(2,167)	—

Net cash used in investing activities	(173,681)	(7,531)	(10,880)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt	—	56,550	—
Payments on notes payable, long-term debt and lease obligations	(6,341)	(34,237)	(2,550)
Deposit to secure a letter of credit	—	(1,500)	—
Payments of preferred dividends	—	—	(411)
Purchase of treasury stock	(98)	(81)	(160)
Proceeds from employee stock purchases and exercise of stock options	5,482	470	1,815
Net proceeds from issuance of common stock	150,066	—	—
Payments to repurchase preferred stock	—	—	(30,000)

Net cash provided by (used in) financing activities	149,109	21,202	(31,306)

Effect of change in foreign currency exchange rates on cash and cash equivalents	43	2,688	3,385

Net decrease in cash and cash equivalents	(44,572)	(16,711)	(25,149)
Cash and cash equivalents at beginning of period	59,507	76,218	101,367

Cash and cash equivalents at end of period	$14,935	$59,507	$76,218

See accompanying Notes to Consolidated Financial Statements.

INPUT/ OUTPUT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2004, 2003 and 2002

	Cumulative
	Convertible						Accumulated		Unamortized
	Preferred Stock		Common Stock		Additional		Other		Restricted	Total
					Paid-In	Accumulated	Comprehensive	Treasury	Stock	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Stock	Compensation	Equity

	(In thousands, except share data)
Balance at January 1, 2002	55,000	$1	50,865,729	$516	$360,147	$(15,713)	$(7,499)	$(5,769)	$(646)	$331,037
Comprehensive loss:
Net loss	—	—	—	—	—	(118,725)	—	—	—	(118,725)
Other comprehensive income:
Translation adjustment	—	—	—	—	—	—	5,119	—	—	5,119

Total comprehensive loss										(113,606)
Amortization of restricted stock compensation	—	—	—	—	—	—	—	—	417	417
Issuance of restricted stock awards	—	—	28,450	—	270	—	—	—	(270)	—
Cancellation of restricted stock awards	—	—	(20,000)	—	(158)	—	—	—	158	—
Purchase treasury stock	—	—	(40,000)	—	—	—	—	(160)	—	(160)
Preferred dividend	—	—	—	—	—	(947)	—	—	—	(947)
Repurchase and exchange of preferred stock	(55,000)	(1)	—	—	(66,069)	—	—	—	—	(66,070)
Exercise of stock options	—	—	126,884	2	990	—	—	—	—	992
Issuance of stock for the Employee Stock Purchase Plan	—	—	117,876	1	822	—	—	—	—	823

Balance at December 31, 2002	—	—	51,078,939	519	296,002	(135,385)	(2,380)	(5,929)	(341)	152,486
Comprehensive loss:
Net loss	—	—	—	—	—	(23,152)	—	—	—	(23,152)
Other comprehensive income:
Translation adjustment	—	—	—	—	—	—	3,672	—	—	3,672

Total comprehensive loss										(19,480)
Amortization of restricted stock compensation	—	—	—	—	—	—	—	—	498	498
Issuance of restricted stock awards	—	—	260,038	2	1,047	—	—	—	(1,049)	—
Cancellation of restricted stock awards	—	—	(206,640)	(2)	(1,259)	—	—	—	542	(719)
Purchase treasury stock	—	—	(16,939)	—	—	—	—	(81)	—	(81)
Exchange of warrant obligation	—	—	125,000	1	441	—	—	—	—	442
Issuance of stock for the Employee Stock Purchase Plan	—	—	127,122	2	468	—	—	—	—	470
Issuance of treasury stock	—	—	22,814	—	(36)	—	—	184	—	148

Balance at December 31, 2003	—	—	51,390,334	522	296,663	(158,537)	1,292	(5,826)	(350)	133,764
Comprehensive loss:
Net loss	—	—	—	—	—	(2,979)	—	—	—	(2,979)
Other comprehensive income:
Translation adjustment	—	—	—	—	—	—	1,157	—	—	1,157

Total comprehensive loss										(1,822)
Amortization of restricted stock compensation	—	—	—	—	—	—	—	—	801	801
Issuance of restricted stock awards	—	—	290,500	3	2,770	—	—	—	(2,773)	—
Issuance of restricted stock units	—	—	—	—	48	—	—	—	—	48
Cancellation of restricted stock awards	—	—	(24,562)	—	(134)	—	—	—	105	(29)
Purchase treasury stock	—	—	(16,651)	—	—	—	—	(98)	—	(98)
Exercise of stock options	—	—	2,220,674	23	5,138	—	—	—	—	5,161
Modification of stock option awards	—	—	—	—	795	—	—	—	—	795
Assumption of GXT stock options	—	—	—	—	14,637	—	—	—	—	14,637
Issuance of common stock	—	—	22,928,700	229	149,837	—	—	—	—	150,066
Issuance of common stock in business acquisition	—	—	1,680,000	17	10,746	—	—	—	—	10,763
Issuance of stock for the Employee Stock Purchase Plan	—	—	82,615	1	320	—	—	—	—	321
Issuance of treasury stock	—	—	10,065	—	25	—	—	80	—	105

Balance at December 31, 2004	—	$—	78,561,675	$795	$480,845	$(161,516)	$2,449	$(5,844)	$(2,217)	$314,512

See accompanying Notes to Consolidated Financial Statements.

INPUT/ OUTPUT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies
      General Description and Principles of Consolidation. Input/ Output, Inc. and its wholly owned subsidiaries offer a full suite of related products and services for seismic data acquisition and processing, including products incorporating traditional analog technologies and products incorporating the proprietary VectorSeis, True Digital technology. The consolidated financial statements include the accounts of Input/ Output, Inc. and its wholly owned subsidiaries (collectively referred to as the “Company” or “I/ O”). Inter-company balances and transactions have been eliminated.
      Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are made at discrete points in time based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined with exact precision. Areas involving significant estimates include, but are not limited to, accounts and notes receivable, inventory valuation, multi-client data libraries, goodwill valuation, deferred taxes, and accrued warranty costs. Actual results could differ from those estimates.
      Cash and Cash Equivalents. The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. At December 31, 2004 and 2003 there were $2.3 million and $1.1 million, respectively, of restricted cash used to secure standby and commercial letters of credit.
      Accounts and Notes Receivable. Accounts and notes receivable are recorded at cost, less the related allowance for doubtful accounts and notes. The Company considers current information and events regarding the customers’ ability to repay their obligations, such as the length of time the receivable balance is outstanding, the customers’s credit worthiness and historical experience. The Company considers an account or note to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms. When an account or note is considered impaired, the amount of the impairment is measured based on the present value of expected future cash flows or the fair value of collateral. Impairment losses (recoveries) are included in the allowance for doubtful accounts and notes through an increase (decrease) in bad debt expense.
      Notes receivable are collateralized by the products sold and bear interest at contractual rates ranging from 5.1% to 8.0% per year. Cash receipts on impaired notes are applied to reduce the principal amount of such notes until the principal has been recovered and are recognized as interest income thereafter. The Company records interest income on investments in notes receivable on the accrual basis of accounting. The Company does not accrue interest on impaired loans where collection of interest according to the contractual terms is considered doubtful. Among the factors the Company considers in making an evaluation of the collectibility of interest are: (i) the status of the loan, (ii) the fair value of the underlying collateral, (iii) the financial condition of the borrower and (iv) anticipated future events.
      Inventories. Inventories are stated at the lower of cost (primarily standard cost, which approximates first-in, first-out method) or market. The Company provides reserves for estimated obsolescence or excess inventory equal to the difference between cost of inventory and its estimated market value based upon assumptions about future demand for the Company’s products and market conditions.

INPUT/OUTPUT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
      Property, Plant and Equipment. Property, plant and equipment are stated at cost. Depreciation expense is provided straight-line over the following estimated useful lives:

Years

Machinery and equipment	3-8
Buildings	12-20
Leased equipment and other	1-10
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
      Multi-Client Data Library. The multi-client data library consists of seismic surveys that are offered for licensing to customers on a nonexclusive basis. The capitalized costs include costs paid to third parties for the acquisition of data and related activities associated with the data creation activity and direct internal processing costs, such as salaries, benefits, computer-related expenses and other costs incurred for seismic data project design and management. For the year ended December 31, 2004, the Company capitalized, as part of its multi-client data library, approximately $2.0 million of direct internal processing costs. At December 31, 2004, multi-client data library creation and accumulated amortization consisted of the following:

December 31,
2004

Gross costs of multi-client data creation	$15,895
Less accumulated amortization	(6,323)

Total	$9,572

      During the acquisition and processing phase, the Company amortizes costs using the percentage of actual pre-funding revenue to the total estimated revenue multiplied by the estimated total cost of the project. Once a multi-client data library is available for commercial sale, the Company amortizes the remaining costs using the greater of (i) the percentage of actual revenue to the total estimated revenue multiplied by the estimated total cost of the remaining project or (ii) a straight-line basis over the useful economic life of the data. The straight-line amortization period for 2-D projects is two years and three years for 3-D projects.
      The Company estimates the ultimate revenue expected to be derived from a particular seismic data survey over its estimated useful economic life to determine the costs to amortize, if greater than straight-line amortization. That estimate is made by the Company at the project’s initiation and is reviewed and updated periodically. If, during any such review and update, the Company determines that the ultimate revenue for a survey is expected to be less than the original estimate of total revenue for such survey, the Company increases the amortization rate attributable to future revenue from such survey. In addition, in connection with such reviews and updates, the Company evaluates the recoverability of the multi-client data library, and, if required under Statement of Accounting Standards (SFAS) No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets,” records and impairment charge with respect to such data.
      Computer Software. In February 2004, the Company acquired Concept Systems Holding Limited (Concept Systems). A portion of the purchase price was allocated to software available for sale and included

INPUT/OUTPUT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
within Intangible and Other Assets, net. The capitalized costs of computer software is charged to costs of goods sold in the period sold, using the percentage of actual sales to the total estimated sales multiplied by the total costs of the software. Software is also subject to a minimum amortization amount equal to the software costs divided by its remaining estimated economic life of seven years. At December 31, 2004, the total cost of software was $14.1 million, less accumulated amortization of $1.6 million.
      Investments. Investments are accounted for under the cost method. The Company reviews its investments for impairment when it is estimated that the fair value of an investment has fallen below the then-current carrying amount. When the Company deems the decline to be other than temporary, the Company records an impairment charge for the difference between the investment’s carrying value and its estimated fair value at the time.
      Financial Instruments. Fair value estimates are made at discrete times based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. The Company believes that the carrying amount of its cash and cash equivalents, accounts and notes receivable and accounts payable approximate the fair values at those dates. The fair market value of the Company’s notes payable and long-term debt (all fixed interest rates) was $160.1 million and $100.3 million at December 31, 2004 and 2003, respectively.
      Goodwill and Other Intangible Assets. The Company performs an annual impairment test at fiscal year end for goodwill. Goodwill is allocated to reporting units, which are either the operating segment or one reporting level below the operating segment. For purposes of performing the impairment test for goodwill as required by SFAS No. 142, the Company established the following reporting units: Land Imaging Systems, Sensor Geophone, Marine Imaging Systems, Data Management Solutions and Seismic Imaging Solutions.
      SFAS No. 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. To determine the fair value of their reporting units, the Company uses a discounted future returns valuation method.
      During the third quarter of 2002, the Company performed an interim impairment test on its then analog land products reporting unit and recorded an impairment charge of $15.1 million. The need for this interim impairment test was precipitated by a continued weakness in the traditional analog land seismic markets and the financial condition of many of the seismic contractors, coupled with an anticipated decrease in demand for analog products. The annual impairment assessment performed at December 31, 2004, 2003 and 2002 resulted in no impairment of the Company’s goodwill.
      Intangible assets other than goodwill relate to proprietary technology, patents, customer lists, customer relationships, trade names and non-compete agreements and are included in Intangible and Other Assets, net. The Company reviews the carrying values of these intangible assets for impairment if events or changes in the facts and circumstances indicate that their carrying value may not be recoverable. The carrying value of an intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from use of the intangible asset. Any impairment determined is recorded in the current period and is measured by comparing the fair value of the related asset to its carrying value.

INPUT/OUTPUT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
      Intangible assets are amortized primarily on a straight-line basis over the following estimated useful lives:

Years

Proprietary technology	4-7
Patents	5-18
Customer list	8
Customer relationships	15
Non-compete agreements	2
Trade names	5
      Revenue Recognition and Product Warranty. Revenue is derived from the sale of data acquisition systems and other seismic equipment as well as from imaging services. For the sales of data acquisition systems, the Company follows the requirements of SOP 97-2 “Software Revenue Recognition,” and recognizes revenue when the system is delivered to the customer and risk of ownership has passed to the customer, or, in the limited case where a customer acceptance clause exists in the contract, the later of delivery or when customer acceptance is obtained. For the sales of other seismic equipment, the Company recognizes revenue when the equipment is shipped and risk of ownership has passed to the customer.
      Revenues from all services are recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable and collectibility is reasonably assured. Revenues from contract services performed on a day-rate basis are recognized as the service is performed. Revenues from other contract services, including pre-funded multi-client surveys, are recognized as the seismic data is acquired and/or processed on a proportionate basis as work is performed. Multi-client data surveys are licensed or sold to customers on a non-transferable basis. Revenues on completed multi-client data surveys are recognized upon obtaining a signed licensing agreement and providing customers access to such data.
      The Company considers the proportionate basis to be the most reliable and representative measure of progress on contract services. At initiation of a project, the Company performs a detailed analysis of the estimated costs and duration of the project. As work progresses, the Company assesses the proportionate basis by comparing the actual progress, which is based upon costs incurred and work performed to date, to the estimated progress of the project. Accordingly, changes in job performance, job conditions, estimated profitability, contract price, cost estimates, and availability of human and computer resources are reviewed periodically as the work progresses and revisions to the proportionate basis are reflected in the accounting period in which the facts that require such adjustments become known. Losses on contracts are recognized during the period in which the loss first becomes probable and can be reasonably estimated. The asset “Unbilled Revenue” represents revenues recognized in excess of amounts billed. The liability “Deferred Revenue” represents amounts billed in excess of revenues recognized.
      When separate elements such as a data acquisition system, other seismic equipment and/or imaging services are contained in a single sales arrangement, or in related arrangements with the same customer, the Company allocates revenue to each element based on its relative fair value, provided that such element meets the criteria for treatment as a separate unit of accounting. The Company limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services. The Company generally does not grant return or refund privileges to its customers.
      The Company generally warrants that its manufactured equipment will be free from defects in workmanship, material and parts. Warranty periods generally range from 90 days to three years from the date of original purchase, depending on the product. The Company provides for estimated warranty as a charge to costs of sales at the time of sale.
      Research and Development. Research and development costs primarily relate to activities that are designed to improve the quality of the subsurface image and overall acquisition economics of the Company’s

INPUT/OUTPUT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
customers. The costs associated with these activities are expensed as incurred. These costs include prototype material and field testing expenses, along with the related salaries, facility costs, allocated corporate costs, consulting fees, tools and equipment usage, and other miscellaneous expenses associated with these activities.
      Income Taxes. Income taxes are accounted for under the liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company reserves for substantially all net deferred tax assets and will continue to reserve for substantially all net deferred tax assets until there is sufficient evidence to warrant reversal (see Note 15 of Notes to Consolidated Financial Statements). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
      Costs Associated with Exit or Disposal Activities. In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. The Company adopted the provisions of SFAS No. 146 for all exit or disposal activities that were initiated after December 31, 2002. For all exit and disposal activities that were initiated on or before December 31, 2002, the Company continued to follow EITF No. 94-3.
      Comprehensive Net Income (Loss). Comprehensive net income (loss), consisting of net income (loss) and foreign currency translation adjustments, is presented in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income (loss). The balance in accumulated other comprehensive income (loss) consists of foreign currency translation adjustments.
      Net Income (Loss) per Common Share. Basic net income (loss) per common share is computed by dividing net income (loss) applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is determined on the assumption that outstanding dilutive stock options have been exercised and the aggregate proceeds were used to reacquire common stock using the average price of such common stock for the period. The total number of options outstanding at December 31, 2004, 2003, and 2002 were 7,313,600, 5,588,832 and 4,998,043, respectively. In addition, diluted net income (loss) per common share assumes the conversion to common shares of the Company’s outstanding convertible senior notes, which represents 13,888,890 total common shares. Basic and diluted net income (loss) per share are the same for the years ended December 31, 2004, 2003 and 2002, as all potential common shares were anti-dilutive.
      Foreign Currency Gains and Losses. Assets and liabilities of the Company’s subsidiaries operating outside the United States which account in a functional currency other than U.S. dollars have been translated to U.S. dollars using the exchange rate in effect at the balance sheet date. Results of foreign operations have been translated using the average exchange rate during the periods of operation. Resulting translation adjustments have been recorded as a component of “Accumulated Other Comprehensive Income (Loss)” in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss). Foreign currency transaction gains and losses are included in the Consolidated Statements of Operations as they occur. Total foreign currency transaction gains (losses) were $(0.1) million, $0.6 million, and $0.2 million, for the years ended December 31, 2004, 2003 and 2002, respectively.

INPUT/OUTPUT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
      Concentration and Foreign Sales Risk. The Company relies on a relatively small number of significant customers. Consequently, the Company is exposed to the risks related to customer concentrations. In 2004 and 2003, BGP, an international seismic contractor and subsidiary of the China National Petroleum Corporation (BGP), accounted for approximately 15% and 28%, respectively, of the Company’s consolidated net sales. Total accounts receivable due from BGP at December 31, 2004 and 2003 were $10.6 million and $8.8 million, respectively.
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
      Stock-Based Compensation. SFAS No. 123, “Accounting for Stock-Based Compensation” allows a company to adopt a fair value based method of accounting for its stock-based compensation plans, or to continue to follow the intrinsic value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”. The Company has elected to continue to follow APB Opinion No. 25. If the Company had adopted SFAS No. 123, net loss, basic and diluted loss per common share for the periods presented would have been increased as follows (in thousands, except per share amounts):

	Years Ended December 31,

	2004	2003	2002

Net loss applicable to common shares	$(2,979)	$(23,152)	$(119,672)
Add: Stock-based employee compensation expense included in reported net loss applicable to common shares	1,720	(222)	417
Deduct: Stock-based employee compensation expense determined under fair value methods for all awards	$(5,040)	$(2,463)	$(3,531)

Pro forma net loss	$(6,299)	$(25,837)	$(122,786)

Basic and diluted loss per common share — as reported	$(0.05)	$(0.45)	$(2.35)

Pro forma basic and diluted loss per common share	$(0.10)	$(0.50)	$(2.41)

      The weighted average fair value of options granted during the years ended December 31, 2004, 2003 and 2002, for which the exercise price was equal to the market price of the Company’s common stock on the date of grant, was $4.55, $2.05, and $4.90, respectively. The fair value of options granted during the year ended December 31, 2003, for which the exercise price exceeded the market price of the Company’s common stock on the date of grant, was $1.46. The fair value of each option was determined using the Black-Scholes option valuation model. The key variables used in valuing the options were as follows: average risk-free interest rate based on 5-year Treasury bonds, an estimated option term of five years, $0 dividends and expected stock price volatility of 60% during the years ended December 31, 2004, 2003 and 2002.
      As further discussed at Note 8 of Notes to Consolidated Financial Statements, the Company sold all of the capital stock of its wholly owned subsidiary, Applied MEMS, Inc. (Applied MEMS). As part of the transaction, the Company modified the outstanding stock options held by its Applied MEMS employees. The

INPUT/OUTPUT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
modification amended the terms of those options to provide that the sale of Applied MEMS would not be a termination event. Therefore, these outstanding options maintained their original vesting terms. Under the provision of FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation”, the Company recorded an expense of $0.8 million which represents the fair value of the stock options at the modification date. This expense was netted within the gain on sale of Applied MEMS.
      Recent Accounting Pronouncements. In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. The primary objective of the interpretation is to provide guidance on the identification of and financial reporting for entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (VIEs). FIN No. 46 provides guidance that determines (a) whether consolidation is required under the “controlling financial interest” model of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” or other existing authoritative guidance, or, alternatively, (b) whether the variable-interest model under FIN No. 46 should be used to account for existing and new entities. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (FIN 46-R) resulting in multiple effective dates based on the nature as well as creation date of the VIE. FIN No. 46, as revised, has been adopted by the Company and did not have an impact on the Company’s results of operations or financial position.
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
      In March 2004, the FASB issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provides new guidance for assessing impairment losses on debt and equity investments. Additionally, EITF Issue No. 03-1 included new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF Issue No. 03-1; however, the disclosure requirements remain effective and have been adopted for the Company’s year ended December 31, 2004. The Company will evaluate the effect, if any, of EITF Issue No. 03-1 when final guidance is released.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — An amendment of ARB No. 43, Chapter 4,” which requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead, and that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of SFAS No. 151 will have a significant impact on the Company’s financial statements.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment” (SFAS 123R), which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R effective as of the quarter beginning July 1, 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include

INPUT/OUTPUT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on its consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.
      Reclassification. Certain amounts previously reported in the consolidated financial statements have been reclassified to conform to the current year presentation.

(2)	Acquisitions
      In June 2004, the Company purchased all the capital stock of GX Technology Corporation (GXT), headquartered in Houston, Texas. GXT is a leading provider of seismic imaging technology, data processing and subsurface imaging services to oil and gas companies. The purchase price was approximately $152.5 million, consisting of $137.9 million in cash, including acquisition costs, and the assumption of GXT indebtedness and GXT stock options, which, effective upon the acquisition date, became fully vested stock options to purchase up to 2,916,590 shares of I/ O common stock, at a weighted average exercise price of $1.98 per share. These assumed options had an approximate fair value of $14.6 million. The Company also issued to certain GXT key employees inducement options to purchase up to 434,000 shares of its common stock for an exercise price of $7.09 per share (the then-current closing sales price per share on the New York Stock Exchange (NYSE). The inducement options vest over a four-year period. The Company acquired GXT as part of its strategy to expand the range of offerings it can provide to its customers. The combined company is now positioned to offer a range of seismic imaging solutions that integrate both seismic acquisition equipment and seismic imaging and data processing services.
      In February 2004, the Company purchased all the share capital of Concept Systems. Concept Systems, based in Edinburgh, Scotland, is a provider of software, systems and services for towed streamer, seabed and land seismic operations. The purchase price was approximately $49.8 million, consisting of $39.0 million in cash, including acquisition costs, and 1,680,000 shares of the Company’s common stock, valued at $10.8 million. The Company also issued to certain Concept Systems key employees inducement options to purchase up to 365,000 shares of its common stock for an exercise price of $6.42 per share (the then-current closing sales price per share on the NYSE). The options vest over a four-year period. The Company acquired Concept Systems as part of its strategy to develop solutions that integrate complex data streams from multiple seismic sub-systems, including source, source control, positioning, and recording in all environments, including land, towed streamer, and seabed acquisition.
      In July 2002, the Company acquired all of the outstanding capital stock of AXIS Geophysics, Inc. (AXIS). AXIS is a seismic data service company based in Denver, Colorado, which provides specialized seismic data processing and integration services to major and independent exploration and production companies. The initial purchase price was approximately $2.5 million in cash, including acquisition costs, and a $2.5 million three-year unsecured promissory note. The Company was obligated to pay additional consideration to the former shareholders of AXIS at an amount equal to 33.33% of AXIS’ Adjusted EBITDA for the years ended December 31, 2003, 2004 and 2005, exceeding a minimum threshold of $1.0 million. There was no ceiling limitation to the maximum additional consideration which could have been paid under this formula. In August 2003, the Company paid $1.3 million in additional consideration to settle all future contingent obligations. This additional consideration was recorded as an increase to goodwill. The Company acquired AXIS as part of its strategy of deploying VectorSeis technology for land, in-well and ocean bottom

INPUT/OUTPUT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
environments, by allowing the Company to offer both its VectorSeis technology and a related service of interpreting multi-component data.
      In May 2002, the Company acquired certain assets of S/ N Technologies (S/ N) for $0.7 million of cash. The assets acquired from S/ N included proprietary technology applicable to solid streamer products used to acquire 2D, 3D and high-resolution marine seismic data. However, in May 2003 the Company determined that it would no longer continue the internal development of the solid streamer project. As such, the acquired assets of S/ N were impaired and other assets associated with this project were written off as of March 31, 2003. See further discussion of this impairment at Note 16 of Notes to Consolidated Financial Statements.
      The acquisitions were accounted for by the purchase method, with the purchase price allocated to the fair value of assets purchased and liabilities assumed. The allocations of the purchase prices, including related direct costs, for the acquisitions are as follows (in thousands):

	Acquired in 2004		Acquired in 2002

		Concept
	GXT	Systems	AXIS	S/N

Fair values of assets and liabilities:
Net current assets (liabilities)	$(4,475)	$2,486	$395	$—
Property, plant and equipment	11,304	548	354	85
Multi-client data library	11,727	—	—	603
Deferred income taxes	—	480	—	—
Intangible assets	52,877	21,361	1,142	—
Goodwill	87,158	24,883	4,563	—
Capital lease obligations	(6,099)	—	—	—
Other long-term liabilities	—	—	(224)	—

Total allocated purchase price	152,492	49,758	6,230	688
Less non-cash consideration — note payable	—	—	(2,500)	—
Less non-cash consideration — issuance of common stock	—	(10,763)	—	—
Less non-cash consideration — fair value of fully vested stock options issued	(14,637)	—	—	—
Less cash of acquired business	(2,193)	—	(501)	—

Cash paid for acquisition, net of cash acquired	$135,662	$38,995	$3,229	$688

      The intangible assets of GXT relate to customer relationships, proprietary technology, non-compete agreements and its trade name, which are being amortized over their estimated useful lives ranging from two to 15 years. The intangible assets of Concept Systems relate to computer software, customer relationships and its trade name, which are being amortized over their estimated useful lives ranging from five to 15 years. The intangible asset of AXIS relates to proprietary technology, which is being amortized over a 4-year period. See further discussion of goodwill and intangible assets at Notes 9 and 10 of Notes to Consolidated Financial Statements.
      The consolidated results of operations of the Company include the results of GXT, Concept Systems, AXIS and S/ N from the date of acquisition. The following summarized unaudited pro forma consolidated income statement information for the years ended December 31, 2004, 2003 and 2002, assumes that the GXT and Concept Systems acquisitions had occurred at the beginning of each of the periods presented and exclude the pro-forma results of AXIS and S/ N prior to the acquisition date as they were not material to the Company’s consolidated results of operations. The Company has prepared these unaudited pro forma financial

INPUT/OUTPUT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
results for comparative purposes only. These unaudited pro forma financial results may not be indicative of the results that would have occurred if we had completed the acquisitions as of the beginning of the period presented or the results that will be attained in the future. Amounts presented below are in thousands, except for the per share amounts:

	Pro forma Years Ended December 31,

	2004	2003	2002

Net sales	$281,362	$211,456	$161,035
Income (loss) from operations	$876	$(18,685)	$(64,738)
Net loss	$(5,013)	$(21,714)	$(120,959)
Basic and diluted loss per common share	$(0.07)	$(0.30)	$(1.66)

(3)	Accounts and Notes Receivable
      A summary of accounts receivable is as follows (in thousands):

	December 31,	December 31,
	2004	2003

Accounts receivable, principally trade	$64,751	$35,820
Less allowance for doubtful accounts	(3,153)	(1,550)

Accounts receivable, net	$61,598	$34,270

      Notes receivable are collateralized by the products sold, bear interest at contractual rates ranging from 5.1% to 8.0% per year and are due at various dates through 2006. The weighted average interest rate at December 31, 2004 was 6.6%. A summary of notes receivable, accrued interest and allowance for doubtful notes is as follows (in thousands):

	December 31,	December 31,
	2004	2003

Notes receivable and accrued interest	$20,820	$23,442
Less allowance for doubtful notes	(5,893)	(2,613)

Notes receivable, net	14,927	20,829
Less current portion notes receivable, net	10,784	14,420

Long-term notes receivable	$4,143	$6,409

      At December 31, 2003, approximately $11.9 million of the Company’s total notes receivable and accounts receivable related to one customer, Laboratory of Regional Geodynamics, Limited (LARGE), a subsidiary of Yukos which experienced financial difficulties during 2004. These notes and accounts receivable related to sales and leases of I/ O equipment that the Company had entered into with LARGE in late 2001 through early 2003. During 2004, LARGE became delinquent in payment of all of its existing indebtedness owed to the Company and over the course of 2004, the Company attempted to renegotiate the terms of these notes with LARGE and potential new investors in LARGE. In September 2004 the Company established a reserve of $5.2 million related to the LARGE accounts and notes receivables.
      In October 2004, LARGE reconveyed certain of the purchased equipment to the Company in exchange for a reduction in the total amounts outstanding owed by LARGE. As a result, the Company reclassified approximately $5.0 million of LARGE notes receivable indebtedness, net of allowance for doubtful notes, to rental equipment. Certain of I/ O’s other customers agreed to lease or purchase this repossessed equipment. In December 2004, LARGE filed for bankruptcy liquidation proceedings in the United Kingdom. The remaining outstanding notes receivable balance, net of allowance for doubtful notes, with LARGE was $2.1 million as of

INPUT/OUTPUT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004, which represents the estimated fair market value of equipment that the Company has recovered from LARGE but for which title remains in dispute pending the outcome of the LARGE liquidation, less estimated refurbishment costs.
      In 2004, the Company sold its first VectorSeis Ocean system for seabed acquisition. A portion of the purchase was financed by the Company through a series of notes receivable. During 2004, this system experienced unexpected warranty issues causing the customer to delay its deployment of this system. As a result of these issues, the customer has delayed payments on its scheduled notes. The outstanding balance of the accounts and notes receivable due from this customer at December 31, 2004 was $10.0 million. The Company expects to be paid on all its obligations in full once the issues have been resolved. Therefore, no allowance has been established for this customer.
      The activity in the allowance for doubtful notes receivable is as follows (in thousands):

	Years Ended December 31,

	2004	2003	2002

Balance at beginning of period	$2,613	$10,228	$10,735
Additions charged to bad debt expense	4,730	—	158
Recoveries reducing bad debt expense	(1,450)	(1,291)	(664)
Write-offs charged against the allowance	—	(6,324)	(1)

Balance at end of period	$5,893	$2,613	$10,228

(4)	Inventories
      A summary of inventories, net of reserves, is as follows (in thousands):

	December 31,	December 31,
	2004	2003

Raw materials and subassemblies	$30,039	$32,675
Work-in-process	5,100	5,872
Finished goods	51,520	15,004

Total	$86,659	$53,551

      The Company provides for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and its estimated market value based upon assumptions about future demand for the Company’s products and market conditions. For the years ended December 31, 2004, 2003 and 2002, the Company recorded inventory obsolescence and excess inventory charges of approximately $0.7 million, $1.0 million and $4.3 million, respectively. The Company’s reserve for obsolescence or excess inventory was $10.8 million and $11.9 million at December 31, 2004 and 2003, respectively. The reduction in reserves was primarily due to reserved inventory which was sold or scrapped during the year.
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

INPUT/OUTPUT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5)	Net Assets Held For Sale
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

(6)	Supplemental Cash Flow Information and Non-Cash Activity
      Supplemental disclosure of cash flow information is as follows (in thousands):

	Years Ended December 31,

	2004	2003	2002

Cash paid (received) during the period for:
Interest	$5,394	$3,304	$(137)
Income taxes	1,825	(384)	15
      In February 2004, the Company acquired all of the share capital of Concept Systems. As part of the consideration, the Company issued 1,680,000 of its common shares, valued at $10.8 million. Also, in June 2004, the Company acquired all the capital stock of GXT. As part of the purchase consideration of the GXT acquisition, the Company assumed certain outstanding GXT stock options, valued at $14.6 million. See further discussion of these acquisitions at Note 2 of Notes to Consolidated Financial Statements.
      In 2004 and 2003 the Company transferred $8.3 million and $2.4 million, respectively, of inventory at cost to property, plant and equipment. Also, in both September 2004 and 2003, the Company financed $1.9 million of insurance costs through a short-term notes payable and in 2004 the Company financed $3.1 million of computer equipment purchases through equipment loans. See further discussion at Note 12 of Notes to Consolidated Financial Statements.
      In August 2002, the Company repurchased all of the then outstanding shares of its Preferred Stock. In exchange for the Preferred Stock, the Company paid $30.0 million in cash at closing, issued a $31.0 million unsecured promissory note due May 7, 2004 and granted a warrant to purchase 2,673,517 shares of the Company’s common stock at $8.00 per share through August 5, 2005. In December 2003, the Company terminated the warrant by exchanging 125,000 shares of its common stock for the warrant.

INPUT/OUTPUT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7)	Property, Plant and Equipment
      A summary of property, plant and equipment, excluding net assets held for sale (see Note 5), is as follows (in thousands):

	December 31,	December 31,
	2004	2003

Land	$51	$51
Buildings	23,869	21,848
Machinery and equipment	54,396	49,159
Leased equipment	17,331	13,288
Other	5,152	8,150

	100,799	92,496
Less accumulated depreciation	55,560	64,889

Property, plant and equipment, net	$45,239	$27,607

      Total depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $12.9 million, $10.3 million, and $11.8 million, respectively. At December 31, 2004, there was $20.3 million of land and buildings, less accumulated depreciation of $9.0 million, which are recorded pursuant to a twelve-year non-cancelable lease agreement (see Note 12 of Notes to Consolidated Financial Statements) and are being depreciated over the twelve-year lease term.

(8)	Investments
      In December 2004, the Company sold all of the capital stock of Applied MEMS, a wholly-owned subsidiary, to Colibrys Ltd. (Colibrys), a privately-held firm based in Switzerland. Applied MEMS manufactures micro-electro-mechanical-systems (MEMS) accelerometers used in the Company’s VectorSeis digital, full-wave seismic sensors, as well as products for applications that include test and measurement, earthquake and structural monitoring and defense. In exchange for the stock of Applied MEMS, the Company received shares of Colibrys equal to approximately 10% of the outstanding equity of Colibrys (valued at $3.5 million), and the right to designate one member of the board of directors of Colibrys. The investment is accounted for under the cost method and as a result of the exchange, the Company recorded a gain on sale of assets of approximately $0.4 million in the fourth quarter of 2004.
      To protect the Company’s intellectual property rights, the Company retained ownership of its MEMS intellectual property, and has licensed that intellectual property to Colibrys on a royalty-free basis. Additionally, the Company received preferential rights to Colibrys’ MEMS technology for seismic applications involving natural resource extraction. The Company also entered into a five-year supply agreement with Colibrys and Applied MEMS, which provides for them to supply the Company with MEMS accelerometers at agreed prices that are consistent with market prices. The five-year minimum commitment ranges between $7.0 million to $8.0 million per year through 2009.
      In April 2003, the Company invested $3.0 million in Series B Preferred securities of Energy Virtual Partners, Inc. (EVP) for 22% of the outstanding ownership interests and 12% of the outstanding voting interests. EVP provided asset management services to large oil and gas companies to enhance the value of their oil and gas properties. This investment was accounted for under the cost method. Robert P. Peebler, the Company’s President and Chief Executive Officer, had founded EVP in April 2001 and had served as EVP’s President and Chief Executive Officer until joining I/ O in March 2003.
      During the second quarter of 2003, EVP failed to close two anticipated asset management agreements, which resulted in EVP’s management re-evaluating its business model and adequacy of capital. During

INPUT/OUTPUT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

(9)	Goodwill
      The following is a summary of the changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003:

	Land	Marine	Data	Seismic
	Imaging	Imaging	Management	Imaging
	Systems	Systems	Solutions	Solutions	Total

Balance as of January 1, 2003	$3,478	$26,984	$—	$3,296	$33,758
Goodwill acquired during the year	—	—	—	1,267	1,267

Balance as of December 31, 2003	3,478	26,984	—	4,563	35,025
Goodwill acquired during the year	—	—	24,883	87,158	112,041

Balance as of December 31, 2004	$3,478	$26,984	$24,883	$91,721	$147,066

(10)	Intangible Assets
      A summary of intangible assets, net, is as follows (in thousands):

	As of December 31, 2004			As of December 31, 2003

	Gross	Accumulated		Gross	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Proprietary technology	$20,417	$(7,879)	$12,538	$7,317	$(6,571)	$746
Patents	3,789	(1,917)	1,872	3,789	(1,688)	2,101
Customer list	300	(141)	159	300	(103)	197
Customer relationships	41,602	(1,356)	40,246	—	—	—
Non-compete agreements	700	(190)	510	—	—	—
Trade names	4,149	(473)	3,676	—	—	—

Total	$70,957	$(11,956)	$59,001	$11,406	$(8,362)	$3,044

      Total amortization expense or the years ended December 31, 2004, 2003 and 2002 was $3.9 million, $1.1 million, and $1.4 million, respectively. A summary of the estimated amortization expense for the next five years is as follows (in thousands):

Years Ended December 31,

2005	$6,379
2006	$6,473
2007	$6,429
2008	$6,398
2009	$6,297

INPUT/OUTPUT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11)	Accrued Expenses
      A summary of accrued expenses is as follows (in thousands):

	December 31,	December 31,
	2004	2003

Compensation, including compensation-related taxes and commissions	$8,022	$6,223
Product warranty	3,832	3,433
Accrued property tax	1,101	1,691
Abandoned non-cancelable lease obligations (see Note 17)	336	640
Severance (see Note 17)	—	192
Other	13,395	3,654

Total accrued expenses	$26,686	$15,833

      The Company generally warrants that all manufactured equipment will be free from defects in workmanship, materials and parts. Warranty periods generally range from 90 days to three years from the date of original purchase, depending on the product. The Company provides for estimated warranty as a charge to cost of sales at time of sale, which is when estimated future expenditures associated with such contingencies become probable and reasonably estimated. However, new information may become available, or circumstances (such as applicable laws and regulations) may change, thereby resulting in an increase or decrease in the amount required to be accrued for such matters (and therefore a decrease or increase in reported net income in the period of such change). A summary of warranty activity is as follows (in thousands):

	Years Ended December 31,

	2004	2003	2002

Balance at beginning of period	$3,433	$2,914	$4,669
Accruals for warranties issued during the period	4,606	2,885	1,679
Settlements made (in cash or in kind) during the period	(4,207)	(2,366)	(3,434)

Balance at end of period	$3,832	$3,433	$2,914

(12)	Notes Payable, Long-term Debt and Lease Obligations
      The Company has entered into a series of equipment loans that are due in installments for the purpose of financing the purchase of computer equipment, in the form of capital leases expiring in various years through 2007. Interest charged under these loans range from 3.5% to 16.1% and are collateralized by liens on the computer equipment. The assets and liabilities under these capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are depreciated over the lesser of their related lease terms or their estimated productive lives. At December 31, 2004, the total cost of computer equipment under these capital leases was $8.5 million, less accumulated depreciation of $1.9 million. The unpaid balance at December 31, 2004 was $6.5 million.
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

INPUT/OUTPUT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
      In August 2001, the Company sold its corporate headquarters and manufacturing facility located in Stafford, Texas for $21.0 million. Simultaneously with the sale, the Company entered into a non-cancelable lease with the purchaser of the property. The lease has a twelve-year term with three consecutive options to extend the lease for five years each. The Company has no purchase option under the lease. As a result of the lease terms, the commitment was recorded as a twelve-year, $21.0 million lease obligation with an implicit interest rate of 9.1% per annum. The unpaid balance at December 31, 2004 was $17.8 million. The Company paid $1.7 million in commissions and professional fees, which have been recorded as deferred financing costs and are being amortized over the twelve-year term of the lease obligation. At June 30, 2003, the Company failed to meet the tangible net worth requirement under this lease. Therefore, in the third quarter of 2003, the Company provided a letter of credit to the landlord of the property in the amount of $1.5 million. To secure the issuance of the letter of credit, the Company was required to deposit $1.5 million with the issuing bank. This letter of credit will remain outstanding until the Company is back in compliance with such tangible net worth requirement for eight consecutive quarters, or until the expiration of the eighth year of the lease in 2009. The deposit has been classified as a long-term other asset.
      A summary of future principal obligations under the notes payable, long-term debt and capital lease obligations are as follows (in thousands):

	Notes Payable and	Capital Lease
Years Ended December 31,	Long-Term Debt	Obligations

2005	$2,808	$4,134
2006	1,470	2,141
2007	1,610	746
2008	61,763	—
2009	2,049	—
2010 and thereafter	9,775	—

Total	$79,475	7,021

Imputed interest		(545)

Net present value of capital lease obligations		6,476
Current portion of capital lease obligations		3,756

Long-term portion of capital lease obligations		$2,720

(13)	Stockholders’ Equity
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

INPUT/OUTPUT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
through a proxy contest, or to relieve the Company’s board of directors of its fiduciary duty to consider any proposal for acquisition in good faith.
      The stockholder rights plan involved the distribution of one preferred share purchase “right” as a dividend on each outstanding share of the Company’s common stock to all holders of record on January 27, 1997. Each right will entitle the holder to purchase one one-thousandth of a share of the Company’s Series A Preferred Stock at a purchase price of $200 per one one-thousandth of a share of Series A Preferred Stock, subject to adjustment. The rights trade in tandem with the Company’s common stock until, and become exercisable following, the occurrence of certain triggering events. The board of directors retains the right to discontinue the stockholder rights plan through the redemption of all rights or to amend the stockholder rights plan in any respect prior to the Company’s announcement of the occurrence of any such triggering event, including the acquisition of 20% or more of the Company’s voting stock by an acquirer. The rights will expire at the close of business on January 27, 2007, unless earlier redeemed by the Company.
      Treasury Stock. In October 2001, the Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of common stock in the open market and privately negotiated transactions at such prices and at such times as management deems appropriate. As of December 31, 2004, the Company had repurchased 501,900 shares of common stock at an average price of $7.48 per share under this repurchase program. At December 31, 2004, the Company owned 784,009 shares of treasury stock.
      Stock Option Plans. The Company has adopted a stock option plan for eligible employees, which, together with previous plans, provides for the granting of options to purchase a maximum of 12,200,000 shares of common stock. The options under these plans generally vest in equal annual installments over a four-year period beginning on the anniversary of the date of grant, have a term of ten years and are granted at the current market price. As further discussed at Note 2 of Notes to Consolidated Financial Statements, the Company issued to certain GXT and Concept Systems key employees inducement options to purchase up to 434,000 and 365,000, respectively, of its common stock and assumed GXT stock options which represents fully vested stock options to purchase up to 2,916,590 shares of I/ O common stock.
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

INPUT/OUTPUT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
      At December 31, 2004, 307,583 shares remained available for issuance pursuant to these plans. Transactions under the stock option plans are summarized as follows:

	Option Price			Available
	Per Share	Outstanding	Vested	for Grant

January 1, 2002	$3.50 — $30.00	4,860,800	2,451,762	1,447,108
Granted	4.35 — 9.50	870,500	—	(870,500)
Vested	—	—	923,706	—
Exercised	3.50 — 8.19	(163,234)	(163,234)	—
Canceled/forfeited	3.50 — 23.88	(570,023)	(165,100)	233,500

December 31, 2002	3.91 — 30.00	4,998,043	3,047,134	810,108
Increase in shares authorized	—	—	—	1,500,000
Granted	3.30 — 6.00	2,425,500	—	(2,425,500)
Vested	—	—	1,154,970	—
Canceled/forfeited	3.35 — 29.69	(1,834,711)	(1,732,509)	468,750

December 31, 2003	3.30 — 30.00	5,588,832	2,469,595	353,358
Increase in shares authorized	—	—	—	1,000,000
Granted	4.51 — 10.81	1,025,000	—	(1,025,000)
Vested	—	—	1,087,998	—
Exercised	.01 — 9.38	(2,220,674)	(2,220,674)	—
Canceled/forfeited	.83 — 30.00	(795,148)	(615,898)	268,725
Restricted stock granted out of option plans	—	—	—	(289,500)
Issuance of inducement stock options	6.42 — 7.09	799,000	—	—
Assumption of GXT stock options	.01 — 4.99	2,916,590	2,916,590	—

December 31, 2004	$1.73 — $30.00	7,313,600	3,637,611	307,583

      Stock options outstanding at December 31, 2004 are summarized as follows:

		Weighted
		Average Exercise	Weighted		Weighted
		Price of	Average		Average Exercise
		Outstanding	Remaining		Price of Vested
Option Price Per Share	Outstanding	Options	Contract Life	Vested	Options

$1.73 — $3.93	1,593,546	$2.63	6.2	1,083,167	$2.29
3.94 — 7.85	3,476,479	$6.03	7.7	1,367,369	$5.84
7.86 — 11.78	1,771,950	$9.83	7.8	717,450	$9.87
11.79 — 15.70	8,400	$12.54	5.9	6,400	$12.57
15.71 — 19.63	166,225	$17.44	1.6	166,225	$17.44
19.64 — 23.55	205,800	$21.70	3.0	205,800	$21.70
23.56 — 27.48	11,000	$24.63	3.3	11,000	$24.63
27.48 — 30.00	80,200	$29.36	1.9	80,200	$29.36

Totals	7,313,600	$7.20	7.05	3,637,611	$7.60

INPUT/OUTPUT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
      The Company has elected to continue to follow the intrinsic value method of accounting as prescribed by APB Opinion No. 25. See Note 1 of Notes to Consolidated Financial Statements for a summary of the net income (loss) impact if the Company had adopted the fair value method of accounting for stock-based compensation of SFAS No. 123.
      Restricted Stock Plans. The Company has adopted restricted stock plans which provide for the award of up to 300,000 shares of common stock to key officers and employees. In addition, the Company issued 289,500 shares of restricted stock and restricted stock units under the Company’s 2004 Long-Term Incentive Plan. Ownership of the common stock will vest over a period as determined by the Company in its sole direction. Shares awarded may not be sold, assigned, transferred, pledged or otherwise encumbered by the grantee during the vesting period. Except for these restrictions, the grantee of an award of shares has all the rights of a common stockholder, including the right to receive dividends and the right to vote such shares. At December 31, 2004, there were 365,197 shares of unvested restricted stock outstanding and 24,000 restricted stock units issued, with a combined weighted-average grant-date fair value of $8.43 per share, which are scheduled to vest through September 2007. At December 31, 2004 there were 81,214 shares available for future awards under these plans.
      The market value of shares of common stock granted under the restricted stock plans were recorded as unamortized restricted stock compensation and reported as a separate component of stockholders’ equity. The restricted stock compensation is amortized over the vesting period. For the years ended December 31, 2004, 2003 and 2002 the Company recognized amortization of restricted stock of $0.8 million, $(0.2) million, and $0.4 million, respectively. The restricted stock credit for the year ended December 31, 2003 related to the cancellation of unvested restricted stock associated with the Company’s former President and Chief Operating Officer and its former Vice President of Business Development.
      Employee Stock Purchase Plan. In April 1997, the Company adopted the Employee Stock Purchase Plan, which allows all eligible employees to authorize payroll deductions at a rate of 1% to 15% of base compensation for the purchase of the Company’s common stock. The purchase price of the common stock will be the lesser of 85% of the closing price on the first day of the applicable offering period (or most recently preceding trading day) or 85% of the closing price on the last day of the offering period (or most recently preceding trading day). Each offering period is six months and commences on January 1 and July 1 of each year. There were 82,615, 127,122, and 117,876 shares purchased by employees during the years ended December 31, 2004, 2003 and 2002, respectively.

(14)	Segment and Geographic Information
      The Company evaluates and reviews results based on four segments (Land Imaging Systems, Marine Imaging Systems, Data Management Solutions and Seismic Imaging Solutions) to allow for increased visibility and accountability of costs and more focused customer service and product development. The Company measures segment operating results based on income (loss) from operations.
      In June 2004, the Company acquired GXT and combined the operations of the Company’s existing Processing division with GXT to form the Seismic Imaging Solutions segment. Prior to December 31, 2003, the Company included the Processing division within the Land Imaging Systems segment due to its relatively low contribution margin to their operations. In February 2004, the Company acquired Concept Systems and reports its results of operations and assets as the Data Management Solutions segment. See further discussion of the GXT and Concept Systems acquisitions at Note 2 of Notes to Consolidated Financial Statements. In addition, prior to 2004, the Company included its Applied MEMS division within the Land Imaging Systems segment due to its relatively insignificant results of operations. Beginning June 30, 2004, the Company has combined Applied MEMS within Corporate and Other. In December 2004, the Company sold its Applied MEMS division in exchange for an approximate 10% interest in the acquiring company.

INPUT/OUTPUT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
      A summary of segment information for the years ended December 31, 2004, 2003 and 2002, reclassified for years ended December 31, 2003 and 2002 to reflect the Seismic Imaging Solutions segment and the combining of Applied MEMS within Corporate and Other, is as follows (in thousands):

	Years Ended December 31,

	2004	2003	2002

Net sales:
Land Imaging Systems	$126,041	$107,679	$62,195
Marine Imaging Systems	54,680	35,694	53,357
Data Management Solutions	14,797	—	—
Seismic Imaging Solutions	50,673	5,794	2,194
Corporate and other	1,108	866	837

Total	$247,299	$150,033	$118,583

Income (loss) from operations:
Land Imaging Systems	$17,643	$1,976	$(36,336)
Marine Imaging Systems	4,596	(759)	6,874
Data Management Solutions	3,200	—	—
Seismic Imaging Solutions	(2,368)	974	(940)
Corporate and other	(20,614)	(23,194)	(33,588)

Total	$2,457	$(21,003)	$(63,990)

Depreciation and amortization:
Land Imaging Systems	$3,028	$3,355	$6,537
Marine Imaging Systems	1,964	2,889	1,701
Data Management Solutions	1,946	—	—
Seismic Imaging Solutions	14,206	689	417
Corporate and other	3,524	4,511	4,582

Total	$24,668	$11,444	$13,237

INPUT/OUTPUT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,	December 31,
	2004	2003

Total assets:
Land Imaging Systems	$128,450	$97,151
Marine Imaging Systems	65,892	63,123
Data Management Solutions	50,470	—
Seismic Imaging Solutions	198,582	8,133
Corporate and other	35,722	80,797

Total	$479,116	$249,204

Total assets by geographic area:
North America	$404,128	$216,706
Europe	68,853	26,842
Middle East	5,279	5,601
Other	856	55

Total	$479,116	$249,204

      Intersegment sales are insignificant for all periods presented. Corporate assets include all assets specifically related to corporate personnel and operations, a majority of cash and cash equivalents, and all facilities that are jointly utilized by segments. Depreciation and amortization expense is allocated to segments based upon use of the underlying assets.
      A summary of net sales by products and services is as follows (in thousands):

	Years Ended December 31,

	2004	2003	2002

Equipment and system sales	$176,135	$136,244	$112,846
Multi-client data library sales (including underwriting revenues)	32,469	—	—
Imaging services	16,803	3,659	1,041
Other revenues	21,892	10,130	4,696

Total	$247,299	$150,033	$118,583

      A summary of net sales by geographic area follows (in thousands):

	Years Ended December 31,

	2004	2003	2002

North America	$66,940	$34,813	$34,295
Middle East	16,868	10,231	2,013
Europe	45,054	19,976	34,151
Asia Pacific	53,352	44,693	15,312
Commonwealth of Independent States (CIS)	26,092	19,991	21,178
Latin America	13,681	15,438	7,227
Africa	25,312	4,876	4,050
Other	—	15	357

Total	$247,299	$150,033	$118,583

INPUT/OUTPUT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
      Net sales are attributed to geographical locations on the basis of the ultimate destination of the equipment or service, if known, or the geographical area imaging services are provided. If the ultimate destination of such equipment is not known, net sales are attributed to the geographical location of initial shipment.
      In 2004 and 2003, BGP accounted for approximately 15% and 28%, respectively, of the Company’s consolidated net sales. In 2002, two customers, Western Geco and LARGE, accounted for approximately 11% and 10%, respectively, of consolidated net sales.

(15)	Income Taxes
      Components of income taxes follows (in thousands):

	Years Ended December 31,

	2004	2003	2002

Current:
Federal	$—	$(1,968)	$8
State and local	(21)	402	403
Foreign	722	1,914	(2,484)
Deferred	—	—	58,843

Total income tax expense	$701	$348	$56,770

      A reconciliation of the expected income tax expense on income (loss) before income taxes using the statutory federal income tax rate of 35% for the years ended December 31, 2004, 2003 and 2002 to income tax expense is as follows (in thousands):

	Years Ended December 31,

	2004	2003	2002

Expected income tax benefit at 35%	$(797)	$(7,981)	$(21,684)
Foreign taxes, net	(315)	(1,487)	(1,547)
State and local taxes	(221)	261	262
Deferred tax asset valuation allowance	1,713	4,289	84,719
Nondeductible expenses	321	165	266
Return to provision	—	5,106	(5,221)
Other	—	(5)	(25)

Total income tax expense	$701	$348	$56,770

INPUT/OUTPUT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
      The tax effects of the cumulative temporary differences resulting in the net deferred income tax asset (liability) are as follows (in thousands):

	December 31,	December 31,
	2004	2003

Current deferred:
Deferred income tax assets:
Accrued expenses	$2,706	$767
Allowance accounts	5,323	5,786
Inventory	384	397

Total current deferred income tax asset	8,413	6,950
Valuation allowance	(8,413)	(6,950)

Net current deferred income tax asset	$—	$—

Noncurrent deferred:
Deferred income tax assets:
Net operating loss carryforward	$72,539	$53,574
Basis in research and development	21,571	29,908
Basis in property, plant and equipment	2,688	—
Basis in identified intangibles	—	10,372
Alternative minimum tax credit	—	1,336
Other	2,289	1,664

Total deferred income tax asset	99,087	96,854
Valuation allowance	(83,862)	(94,922)

Net non-current deferred income tax asset	15,225	1,932

Deferred income tax liabilities:
Unbilled revenue	(2,272)	—
Basis in identified intangibles	(12,473)	—
Basis in property, plant and equipment	—	(783)

Net non-current deferred income tax asset	$480	$1,149

      The Company continues to record a valuation allowance for substantially all of its net deferred tax assets, which are primarily net operating loss carryforwards. The Company currently does not recognize a benefit from net operating losses. The establishment of this valuation allowance does not affect the Company’s ability to reduce future tax expense through utilization of prior years net operating losses.
      The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” which places primary importance on the Company’s cumulative operating results in the most recent three-year period when assessing the need for a valuation allowance. The Company’s results for those periods were heavily affected by both industry conditions, and deliberate and planned business restructuring activities in response to the prolonged downturn in the seismic equipment market, as well as heavy expenditures on research and development. Nevertheless, recent losses represented sufficient negative evidence to establish an additional valuation allowance. The Company has continued to reserve for substantially all net deferred tax assets and will continue until there is sufficient evidence to warrant reversal. At December 31, 2004, the Company had net operating loss carry-forwards of approximately $207 million, which expire from 2018 through 2024.

INPUT/OUTPUT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
      United States income taxes have not been provided on the cumulative undistributed earnings of the Company’s foreign subsidiaries as it is the Company’s intention to reinvest such earnings indefinitely.
      During 2004, the Company recorded approximately $53 million as identifiable intangible assets related to its purchase of GXT. These intangible assets are not deductible for federal income taxes. The deferred tax liability related to these intangibles, along with a related reduction in the valuation allowance, is included in the December 31, 2004 deferred tax balance.
      Included within Other Long-Term Liabilities at December 31, 2003 was $3.1 million which primarily consisted of reserves for various foreign and state tax matters. As of December 31, 2004, the balance had decreased by $0.9 million, to $2.2 million due to closure of certain foreign tax matters.

(16)	Impairment of Long-lived Assets
      During 2003, the Company’s Land Imaging Systems segment incurred a $2.5 million charge to cost of sales related to the write-down of rental equipment associated with the Company’s first generation radio-based VectorSeis land acquisition systems. This equipment was being utilized in North America as part of the strategic marketing alliance between the Company and Veritas DGC Inc. In May 2003, the strategic marketing alliance was terminated. This equipment was an older generation of the Company’s technology; therefore, the market demand and its net realizable value was significantly less than the Company’s current generation VectorSeis land acquisition systems. The method of determining fair value was based on the forecasted cash flows (discounted) for use of the equipment. At December 31, 2004, the Company had $0.3 million of this equipment available to sale or to lease.
      Also during 2003, the Company initiated an evaluation of its solid streamer project and concluded it would no longer internally pursue this product for commercial development. In conjunction with this evaluation, certain fixed assets and patented technology within the Marine Imaging Systems segment were determined to be impaired in accordance with SFAS No. 144. As a result, fixed assets of $0.5 million and intangible assets of $0.6 million were written off as a charge against earnings. In addition, inventory associated with this project of $0.2 million was written off and included within research and development expenses.
      In 2002, the Company began the process of vacating its Alvin, Texas and Norwich, U.K. manufacturing facilities. Due to the planned closures, the Company performed an impairment test in accordance with SFAS No. 144. As a result of the impairment tests, the Alvin facility, leasehold improvements of the Norwich geophone stringing facility and certain related manufacturing equipment were considered impaired and the Company recorded impairment charges of approximately $6.3 million in 2002, a majority of which was reflected within Corporate and Other. The method of determining their fair values was based upon quoted market prices for the facility and operating cash flows during the interim period prior to closure for the equipment and leasehold improvements. In 2003, the Company assigned its right under the Norwich lease to a third party and in 2004 the Company completed the sale of its Alvin, Texas facility. See Note 5 of Notes to Consolidated Financial Statements.

INPUT/OUTPUT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17)	Restructuring Activities
      A summary of the Company’s restructuring programs is as follows (in thousands):

			2003
			Restructuring
	2002 Restructuring Plan		Plan

	Severance	Abandoned	Severance
	Costs	Lease Costs	Costs

Accruals at January 1, 2002	$—	$—	$—
Restructuring expense	3,419	1,933	—
Cash payments during the period	(2,410)	(588)	—

Accruals at December 31, 2002	1,009	1,345	—
Severance expense	—	—	1,303
Adjustment to accrual	(94)	(138)	—
Cash payments during the period	(821)	(567)	(1,205)

Accruals at December 31, 2003	94	640	98
Severance expense	—	—	—
Adjustment to accrual	(32)	66	(17)
Cash payments during the period	(62)	(370)	(81)

Accruals at December 31, 2004	$—	$336	$—

(18)	Operating Leases
      Lessee. The Company leases certain equipment, offices and warehouse space under non-cancelable operating leases. Rental expense was $3.8 million, $1.4 million and $2.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.
      A summary of future rental commitments under non-cancelable operating leases is as follows (in thousands):

Years Ended December 31,

2005	$4,279
2006	2,914
2007	1,699
2008	768
2009	651

Total	$10,311

      Lessor. The Company leases seismic equipment to customers under operating leases of two years or less. At December 31, 2004, the total cost of equipment leased or held for lease was $17.3 million, less

INPUT/OUTPUT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
accumulated depreciation of $4.9 million. The Company also leases under-utilized facilities under various lease and sub-lease agreements. A summary of lease revenues is as follows (in thousands):

	Years Ended December 31,

	2004	2003	2002

Equipment rental	$4,984	$4,348	$2,750
Facility rental	1,749	981	1,297

Total rentals	$6,733	$5,329	$4,047

      A summary of future minimum non-cancelable lease and sublease income is as follows (in thousands):

	Equipment
Years Ended December 31,	Rental	Sublease

2005	$2,622	$1,186
2006	—	820
2007	—	689
2008	—	446
2009	—	438

Total	$2,622	$3,579

(19)	Benefit Plans
      401(k). The Company has a 401(k) retirement savings plan which covers substantially all employees. Employees may voluntarily contribute up to 60% of their compensation, as defined, to the plan. The Company, effective June 1, 2000, adopted a company matching contribution to the 401(k) plan. The Company matches the employee contribution at a rate of 50% of the first 6% of compensation contributed to the plan. GXT has a 401(k) retirement savings plan that has terms similar to the Company’s existing plan. Company contributions to the plans were $1.3 million, $1.0 million and $0.8 million, during the years ended December 31, 2004, 2003 and 2002, respectively.
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
      Directors Plan. The Company had also adopted a non-qualified, unfunded outside directors’ retirement plan, under which any rights to benefits were frozen in 1996. The plan provides for certain compensation to become payable on the participants’ death, retirement or total disability as set forth in the plan. The consolidated financial statements include pension expense of $0.2 million for the year ended December 31, 2002.

INPUT/OUTPUT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(20)	Selected Quarterly Information — (Unaudited)
      A summary of selected quarterly information is as follows (in thousands, except per share amounts):

	Three Months Ended

Year Ended December 31, 2004	March 31	June 30	September 30	December 31

Net sales	$36,287	$62,326	$80,861	$67,824
Gross profit	11,968	21,143	18,406	20,077
Income (loss) from operations	1,044	5,600	(3,343)	(844)
Interest expense	(1,496)	(1,497)	(1,623)	(1,615)
Interest and other income	485	430	297	283
Income tax expense (benefit)	591	347	305	(542)
Net income (loss) applicable to common shares	$(558)	$4,186	$(4,974)	$(1,634)

Basic loss per share	$(0.01)	$0.07	$(0.07)	$(0.02)

Diluted loss per share	$(0.01)	$0.07	$(0.07)	$(0.02)

	Three Months Ended

Year Ended December 31, 2003	March 31	June 30	September 30	December 31

Net sales	$41,177	$34,562	$30,307	$43,987
Gross profit	8,457	2,974	5,219	11,191
Income (loss) from operations	(5,057)	(10,286)	(6,369)	709
Interest expense	(1,345)	(843)	(954)	(945)
Interest and other income	840	894	541	313
Fair value adjustment and exchange of warrant obligation	871	(1,712)	1,829	769
Impairment of investment	—	(2,036)	—	(23)
Income tax expense (benefit)	588	(297)	(133)	190
Net income (loss) applicable to common shares	$(5,279)	$(13,686)	$(4,820)	$633

Basic loss per share	$(0.10)	$(0.27)	$(0.09)	$0.01

Diluted loss per share	$(0.10)	$(0.27)	$(0.09)	$0.01

INPUT/OUTPUT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(21)	Summary of Significant Charges
      The table below summarizes the significant charges during the periods presented (in thousands):

		Long-Lived
		Asset and	Personnel/
	Inventory	Goodwill	Facility	Tax		Reserve for
	Related	Related	and Other	Valuation	Impairment of	LARGE
	Charges	Charges	Charges	Allowance	Investment	Receivables	Total

Charges for year ended December 31, 2002 by business segment:
Land Imaging Systems	$2,958	$15,946	$3,030	$—	$—	$—	$21,934
Marine Imaging Systems	1,384	244	576	—	—	—	2,204
Seismic Imaging Solutions	—	—	674	—	—	—	674
Corporate and Other	—	5,206	1,072	58,843	—	—	65,121

	$4,342	$21,396	$5,352	$58,843	$—	$—	$89,933

Charges for year ended December 31, 2002 by category:
Cost of sales	$4,342	$—	$1,924	$—	$—	$—	$6,266
Research and development	—	—	2,171	—	—	—	2,171
Sales and marketing	—	—	182	—	—	—	182
General and administrative	—	—	1,075	—	—	—	1,075
Impairment of long-lived assets	—	6,274	—	—	—	—	6,274
Goodwill impairment	—	15,122	—	—	—	—	15,122
Income tax expense	—	—	—	58,843	—	—	58,843

	$4,342	$21,396	$5,352	$58,843	$—	$—	$89,933

Charges for year ended December 31, 2003 by business segment:
Land Imaging Systems	$957	$2,500	$709	$—	$—	$—	$4,166
Marine Imaging Systems	267	1,120	345	—	—	—	1,732
Corporate and Other	—	—	249	—	2,059	—	2,308

	$1,224	$3,620	$1,303	$—	$2,059	$—	$8,206

Charges for year ended December 31, 2003 by category:
Cost of sales	$1,054	$2,500	$691	$—	$—	$—	$4,245
Research and development	170	—	471	—	—	—	641
Sales and marketing	—	—	(26)	—	—	—	(26)
General and administrative	—	—	167	—	—	—	167
Impairment of long- lived assets	—	1,120	—	—	—	—	1,120
Impairment of investment	—	—	—	—	2,059	—	2,059

	$1,224	$3,620	$1,303	$—	$2,059	$—	$8,206

Charges for year ended December 31, 2004 by business segment:
Land Imaging Systems	$241	$—	$23	$—	$—	$—	$264
Marine Imaging Systems	466	—	205	—	—	5,200	5,871
Seismic Imaging Solutions	—	—	9	—	—	—	9
Corporate and Other	10	—	6	—	—	—	16

	$717	$—	$243	$—	$—	$5,200	$6,160

Charges for year ended December 31, 2004 by category:
Cost of sales	$717	$—	$28	$—	$—	$—	$745
Research and development	—	—	74	—	—	—	74
Sales and marketing	—	—	141	—	—	—	141
General and administrative	—	—	—	—	—	5,200	5,200

	$717	$—	$243	$—	$—	$5,200	$6,160

INPUT/OUTPUT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(22)	Legal Matters
      On January 12, 2005, a putative class action lawsuit was filed against I/ O, its chief executive officer, its chief financial officer and the president of GXT in the U.S. District Court for the Southern District of Texas, Houston Division. The action, styled Harold Read, individually and on behalf of all others similarly situated v. Input/ Output, Inc, Robert P. Peebler, J. Michael Kirksey, and Michael K. Lambert, alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder. The action was filed purportedly on behalf of purchasers of I/O’s common stock who purchased shares during the period from May 10, 2004 through January 4, 2005. The complaint seeks damages in an unspecified amount plus costs and attorneys’ fees. The complaint alleges misrepresentations and omissions in public announcements and filings concerning our business, sales and products. On February 4 and 10, 2005, and March 15, 2005, three similar lawsuits were filed in the U.S. District Court for the Southern District of Texas, Houston Division. The three complaints, styled Matt Brody, individually and on behalf of all others similarly situated v. Input/ Output, Inc, Robert P. Peebler and J. Michael Kirksey, and Giovanni Arca vs. Input/ Output, Inc., Robert P. Peebler, J. Michael Kirksey, and Michael K. Lambert, and Schneur Grossberger, individually and on behalf of all others similarly situated v. Input/Output, Inc., Robert P. Peebler, J. Michael Kirksey, and Michael K. Lambert, contain factual allegations similar to those in the Read complaint. The Brody complaint, however, contains additional allegations that the defendants failed to disclose or misrepresented that (1) the Company’s products were defective, (2) the Company’s customers were wrongfully induced into buying the Company’s products and (3) the Company violated Generally Accepted Accounting Principles and SEC rules by failing to properly report and disclose the allegedly illegal nature of its revenue during the proposed class period. The Brody case is the only of the purported class action cases where the defendants have been served with process. A stipulation of the parties has been filed in the Brody case that provides (i) the plaintiffs shall move pursuant to the Private Securities Litigation Reform Act for appointment of lead plaintiff and lead counsel on or before March 14, 2005, (ii) the plaintiffs shall file a consolidated class action complaint within 45 days after the entry of an order appointing lead plaintiff and lead counsel, (iii) the defendants shall answer or otherwise respond within 45 days after a consolidated complaint is filed, and (iv) if any defendant moves to dismiss the consolidated complaint, then the response to the motion will be filed within 45 days and the defendants will have 30 days to file a reply. No discovery has been conducted by the parties in any of the cases, and discovery will be stayed should the defendants file a motion to dismiss until there is a ruling on that motion. Based on the Company’s review of the complaints, management believes the lawsuits are without merit and intends to defend the Company and its officers named as parties vigorously. However, management is unable to determine whether the ultimate resolution of these cases will have a material adverse impact on the Company’s financial condition, results of operation or liquidity.
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

INPUT/OUTPUT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
      In April 2003, the Company invested in Energy Virtual Partners, an entity for whom the Company’s president was founder, president and Chief Executive Officer. See Note 8 of Notes to Consolidated Financial Statements.
      Mr. Lapeyre is the chairman and a significant equity owner of Laitram, L.L.C. (Laitram) and has served as president of Laitram and its predecessors since 1989. Laitram is a privately owned, New Orleans-based manufacturer of food processing equipment and modular conveyor belts. Mr. Lapeyre and Laitram together owned 10.7% of the Company’s outstanding common stock as of February 20, 2005.
      The Company acquired DigiCourse, Inc., the Company’s marine positioning products business, from Laitram in 1998 and renamed it I/ O Marine Systems, Inc. In connection with that acquisition, the Company entered into a Continued Services Agreement with Laitram under which Laitram agreed to provide the Company certain accounting, software, manufacturing and maintenance services. Manufacturing services consist primarily of machining of parts for the Company’s marine positioning systems. The term of this agreement expired in September 2001 but the Company continues to operate under its terms. In addition, when the Company requests, the legal staff of Laitram advises the Company on certain intellectual property matters with regard to the Company’s marine positioning systems. During 2004, we paid Laitram a total of approximately $1,823,970, which consisted of approximately $1,166,700 for manufacturing services, $623,270 for rent and other pass-through third party facilities charges, and $34,000 for other services. For the 2003 and 2002 fiscal years, we paid Laitram a total of approximately $1.17 million and $1.9 million, respectively, for these services. In the opinion of the Company’s management, the terms of these services are fair and reasonable and as favorable to the Company as those that could have been obtained from unrelated third parties at the time of their performance.

(24)	Subsequent Event
      In February 2005, the Company issued to Fletcher International, Ltd. (Fletcher), an affiliate of private investment firm Fletcher Asset Management, Inc., 30,000 shares of a newly designated Series D-1 Cumulative Convertible Preferred Stock (Series D-1 Preferred Stock) in a privately-negotiated transaction and received $30 million in proceeds. The Series D-1 Preferred Stock may be converted, at the holder’s election, into up to 3,812,428 shares of the Company’s common stock, subject to adjustment, at an initial conversion price of $7.869 per share, also subject to adjustment in certain events.
      The Company also granted Fletcher the right, commencing August 16, 2005 and expiring on February 16, 2008 (subject to extension), to purchase up to an additional 40,000 shares of one or more additional series of Series D Preferred Stock, having similar terms and conditions as the Series D-1 Preferred Stock, and having a conversion price equal to 122% of the prevailing market price of our common stock at the time of its issuance, but not less than $6.31 per share (subject to adjustment in certain events).

SCHEDULE II
INPUT/ OUTPUT, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to
	Beginning	Costs and			Balance at
Year Ended December 31, 2002	of Year	Expenses	Deductions		End of Year

	(In thousands)
Allowances for doubtful accounts	$1,752	$2,543	$(2,620)		$1,675
Allowances for doubtful notes	10,735	158	(665)		10,228
Reserves for excess and obsolete inventory	14,351	4,947	(1,131	)(b)	18,167
Warranty	4,669	1,679	(3,434)		2,914
Allowance for net deferred tax assets	12,864	84,719	—		97,583

	Balance at	Charged to
	Beginning	Costs and			Balance at
Year Ended December 31, 2003	of Year	Expenses	Deductions		End of Year

	(In thousands)
Allowances for doubtful accounts	$1,675	$569	$(694)		$1,550
Allowances for doubtful notes	10,228	—	(7,615	)(a)	2,613
Reserves for excess and obsolete inventory	18,167	1,224	(7,518	)(b)	11,873
Warranty	2,914	2,885	(2,366)		3,433
Allowance for net deferred tax assets	97,583	4,289	—		101,872

	Balance at	Charged to
	Beginning	Costs and			Balance at
Year Ended December 31, 2004	of Year	Expenses	Deductions		End of Year

	(In thousands)
Allowances for doubtful accounts	$1,550	$1,616	$(13)		$3,153
Allowances for doubtful notes	2,613	4,730	(1,450)		5,893
Reserves for excess and obsolete inventory	11,873	717	(1,768	)(b)	10,822
Warranty	3,433	4,606	(4,207)		3,832
Allowance for net deferred tax assets	101,872	1,713	(11,310)		92,275

(a)	The deduction to the allowance for doubtful notes is due to the recovery of previously reserved notes and due to certain notes which have been written off during the year ended December 31, 2003.

(b)	The deduction to the reserve for excess and obsolete inventory is due to the sale or disposal of inventory which had been previously reserved.

S-1

INDEX TO EXHIBITS

Exhibit
Number			Description

3.1		—	Restated Certificate of Incorporation dated August 31, 1990, filed on March 19, 2001 as Exhibit 3.1 to the Company’s Transition Report on Form 10-K for the seven months ended December 31, 2000 (Registration No. 001-12691), and incorporated herein by reference.
3.2		—	Certificate of Amendment to Restated Certificate of Incorporation dated October 10, 1996, filed on March 12, 2003 as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (Registration No. 001-12691), and incorporated herein by reference.
3.3		—	Amended and Restated Bylaws, filed on March 8, 2002 as Exhibit 4.3 to the Company’s Current Report on Form 8-K (Registration No. 001-12691), and incorporated herein by reference.
4.1		—	Form of Certificate of Designation, Preference and Rights of Series A Preferred Stock of Input/Output, Inc., filed as Exhibit 2 to the Company’s Registration Statement on Form 8-A dated January 27, 1997 (attached as Exhibit 1 to the Rights Agreement referenced in Exhibit 10.5), and incorporated herein by reference.
4.2		—	Indenture dated as of December 10, 2003, filed on January 27, 2004 as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-112263), and incorporated herein by reference.
4.3		—	Certificate of Rights and Designations of Series D-1 Cumulative Convertible Preferred Stock of Input/Output, Inc. dated February 16, 2005, filed on February 17, 2005 as Exhibit 3.1 to the Company’s Form 8-K (Registration No. 001-12691), and incorporated herein by reference.
**10	.1	—	Amended and Restated 1990 Stock Option Plan, filed on June 9, 1999 as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-80299), and incorporated herein by reference.
10.2		—	Lease Agreement dated as of August 20, 2001, between NL Ventures III Stafford L.P. and Input/Output, Inc., filed on November 14, 2001 as Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (Registration No. 001-12691), and incorporated herein by reference.
**10	.3	—	Input/Output, Inc. Amended and Restated 1996 Non-Employee Director Stock Option Plan, filed on June 9, 1999 as Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-80299), and incorporated herein by reference.
10.4		—	Rights Agreement dated as of January 17, 1997, by and between Input/Output, Inc. and Harris Trust and Savings Bank, as Rights Agent, including exhibits thereto, filed on January 27, 1997 as Exhibit 4 to the Company’s Form 8-A (Registration No. 001-12691), and incorporated herein by reference.
**10	.5	—	Input/Output, Inc. Employee Stock Purchase Plan, filed on March 28, 1997 as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (Registration No. 333-24125), and incorporated herein by reference.
10.6		—	First Amendment to Rights Agreement dated April 21, 1999, by and between the Company and Harris Trust and Savings Bank, as Rights Agent, filed on May 7, 1999 as Exhibit 10.3 to the Company’s Current Report on Form 8-K (Registration No. 001-12691), and incorporated herein by reference.
10.7		—	Registration Rights Agreement dated as of November 16, 1998, by and among the Company and The Laitram Corporation, filed on March 12, 2004 as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (Registration No. 001-12691), and incorporated herein by reference.
**10	.8	—	Input/Output, Inc. 1998 Restricted Stock Plan dated as of June 1, 1998, filed on June 9, 1999 as Exhibit 4.7 to the Company’s Registration Statement on S-8 (Registration No. 333-80297), and incorporated herein by reference.
**10	.9	—	Input/Output Inc. Non-qualified Deferred Compensation Plan, filed on April 1, 2002 as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (Registration No. 001-12691), and incorporated herein by reference.

Exhibit
Number			Description

**10	.10	—	Amendment No. 1 to the Input/Output, Inc. Amended and Restated 1996 Non-Employee Director Stock Option Plan dated September 13, 1999, filed on November 14, 1999 as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999 (Registration No. 001-12691), and incorporated herein by reference.
**10	.11	—	Input/Output, Inc. 2000 Restricted Stock Plan, effective as of March 13, 2000, filed on August 17, 2000 as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2000 (Registration No. 001-12691), and incorporated herein by reference.
**10	.12	—	Input/Output, Inc. 2000 Long-Term Incentive Plan, filed on November 6, 2000 as Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (No. 333-49382), and incorporated by reference herein.
***10	.13	—	Input/Output, Inc. Amended and Restated 1991 Outside Directors Stock Option Plan.
**10	.14	—	Amendment to the Input/Output, Inc. Amended and Restated 1991 Outside Directors Stock Option Plan, filed on August 28, 1997 as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1997 (Registration No. 001-12691), and incorporated herein by reference.
**10	.15	—	Amendment No. 2 to the Input/Output, Inc. Amended and Restated 1991 Outside Directors Stock Option Plan, dated September 13, 1999, filed on November 14, 1999 as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999 (Registration No. 001- 12691), and incorporated herein by reference.
**10	.16	—	Employment Agreement dated effective as of March 31, 2003, by and between the Company and Robert P. Peebler, filed on March 31, 2003 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Registration No. 001-12691), and incorporated herein by reference.
**10	.17	—	Employment Agreement dated effective as of January 1, 2004, by and between the Company and J. Michael Kirksey, filed on March 12, 2004 as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (Registration No. 001-12691), and incorporated herein by reference.
**10	.18	—	Employment Agreement dated effective as of April 23, 2003, by and between the Company and Jorge Machnizh, filed on August 7, 2003 as Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003 (Registration No. 001-12691), and incorporated herein by reference.
10.19		—	Stock Purchase Agreement dated as of May 10, 2004, by and among the selling shareholders, GX Technology Corporation and the Company, filed on May 10, 2004 as Exhibit 2.1 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-115345), and incorporated herein by reference..
10.20		—	First Amendment to Stock Purchase Agreement dated as of June 11, 2004, by and among the selling shareholders, GX Technology Corporation and the Company, filed on June 15, 2004 as Exhibit 10.2 to the Company’s Current Report on Form 8-K/A (Registration No. 001-12691), and incorporated herein by reference.
**10	.21	—	Employment Agreement dated effective as of June 15, 2004, by and between the Company and David L. Roland, filed on August 9, 2004 as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 (Registration No. 001-12691), and incorporated herein by reference.
**10	.22	—	Executive Employment Agreement dated as of March 26, 2004, by and between GX Technology Corporation and Michael K. Lambert, filed on August 9, 2004 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 (Registration No. 001-12691), and incorporated herein by reference.
**10	.23	—	First Amendment to Executive Employment Agreement dated as of June 14, 2004, by and between GX Technology Corporation and Michael K. Lambert, filed on August 9, 2004 as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 (Registration No. 001-12691), and incorporated herein by reference.
**10	.24	—	Second Amendment to Executive Employment Agreement dated as of June 14, 2004, by and between GX Technology Corporation and Michael K. Lambert, filed on August 9, 2004 as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 (Registration No. 001-12691), and incorporated herein by reference.

Exhibit
Number			Description

**10	.25	—	GX Technology Corporation Employee Stock Option Plan, filed on August 9, 2004 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 (Registration No. 001-12691), and incorporated herein by reference.
10.26		—	Concept Systems Holdings Limited Share Acquisition Agreement dated February 23, 2004, filed on March 5, 2004 as Exhibit 2.1 to the Company’s Current Report on Form 8-K (Registration No. 001-12691), and incorporated herein by reference.
10.27		—	Concept Systems Holdings Limited Registration Rights Agreement dated February 23, 2004, filed on March 5, 2004 as Exhibit 4.1 to the Company’s Current Report on Form 8-K (Registration No. 001-12691), and incorporated herein by reference.
**10	.28	—	Form of Employment Inducement Stock Option Agreement for the Input/Output, Inc. — Concept Systems Employment Inducement Stock Option Program, filed on July 27, 2004 as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-117716), and incorporated herein by reference.
10.29		—	Second Amendment to Rights Agreement dated February 16, 2005, amending the terms of the Rights Agreement, as amended, between the Company and Computershare Investor Services, LLC (successor to Harris Trust and Savings Bank), as Rights Agent, dated as of January 17, 1997, filed on February 17, 2005 as Exhibit 3.2 to the Company’s Form 8-K (Registration No. 001-12691), and incorporated herein by reference.
10.30		—	Agreement dated as of February 15, 2005 between Input/Output, Inc. and Fletcher International, Ltd., filed on February 17, 2005 as Exhibit 10.1 to the Company’s Form 8-K (Registration No. 001-12691), and incorporated herein by reference.
**10	.31	—	Input/Output, Inc. 2003 Stock Option Plan, dated March 27, 2003 (incorporated by reference to Appendix B of the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 30, 2003).
**10	.32	—	Input/Output, Inc. 2004 Long-Term Incentive Plan, dated May 3, 2004 (incorporated by reference to Appendix B of the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on May 13, 2004).
*21	.1	—	Subsidiaries of the Company.
*23	.1	—	Consent of PricewaterhouseCoopers LLP.
*24	.1	—	The Power of Attorney is set forth on the signature page hereof.
*31	.1	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).
*31	.2	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).
*32	.1	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350
*32	.2	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

*	Filed herewith.

**	Management contract or compensatory plan or arrangement.