Form 10-Q
period 2005-03-31
INPUT OUTPUT INC
filed 2005-05-10
CIK 866609

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 1-12691

INPUT/OUTPUT, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (State or other jurisdiction of incorporation or organization)	22-2286646 (I.R.S. Employer Identification No.)

12300 PARC CREST DR., STAFFORD, TEXAS (Address of principal executive offices)	77477 (Zip Code)

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

At April 29, 2005, there were 78,669,143 shares of common stock, par value $0.01 per share, outstanding.

INPUT/OUTPUT, INC. AND SUBSIDIARIES

TABLE OF CONTENTS FOR FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2005

INPUT/OUTPUT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2005	2004
	(In thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$27,628	$14,935
Restricted cash	2,092	2,345
Accounts receivable, net	62,907	61,598
Current portion of notes receivable, net	10,704	10,784
Unbilled revenue	10,408	7,309
Inventories	85,333	86,659
Prepaid expenses and other current assets	9,741	7,974

Total current assets	208,813	191,604
Notes receivable	3,223	4,143
Property, plant and equipment, net	42,999	45,239
Multi-client data library, net	10,285	9,572
Deferred income taxes	469	480
Investment at cost	3,500	3,500
Goodwill	148,637	147,066
Intangible and other assets, net	75,540	77,512

Total assets	$493,466	$479,116

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt and lease obligations	$5,341	$6,564
Accounts payable	31,221	40,856
Accrued expenses	26,641	26,686
Deferred revenue	9,240	8,423

Total current liabilities	72,443	82,529
Long-term debt and lease obligations, net of current maturities	78,531	79,387
Other long-term liabilities	1,180	2,688

Cumulative convertible preferred stock	30,000	—

Stockholders’ equity:
Common stock, $0.01 par value; authorized 100,000,000 shares; outstanding 78,666,018 shares at March 31, 2005 and 78,561,675 shares at December 31, 2004, net of treasury stock	796	795
Additional paid-in capital	481,364	480,845
Accumulated deficit	(164,773)	(161,516)
Accumulated other comprehensive income	1,506	2,449
Treasury stock, at cost, 794,263 shares at March 31, 2005 and 784,009 shares at December 31, 2004	(5,909)	(5,844)
Unamortized restricted stock compensation	(1,672)	(2,217)

Total stockholders’ equity	311,312	314,512

Total liabilities and stockholders’ equity	$493,466	$479,116

See accompanying Notes to Unaudited Consolidated Financial Statements.

INPUT/OUTPUT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2005	2004
	(In thousands, except share and
	per share data)
Net sales	$66,837	$36,287
Cost of sales	50,993	24,318

Gross profit	15,844	11,969

Operating expenses (income):
Research and development	4,643	3,783
Marketing and sales	7,686	3,299
General and administrative	6,322	4,693
Gain on sale of assets	(5)	(850)

Total operating expenses	18,646	10,925

Income (loss) from operations	(2,802)	1,044
Interest expense	(1,793)	(1,496)
Interest income	276	469
Other income	41	16

Income (loss) before income taxes	(4,278)	33
Income tax (benefit) expense	(1,215)	591

Net loss	(3,063)	(558)
Preferred dividend	194	—

Net loss applicable to common shares	$(3,257)	$(558)

Basic and diluted net loss per common share	$(0.04)	$(0.01)

Weighted average number of basic and diluted common shares outstanding	78,643,713	52,113,438

See accompanying Notes to Unaudited Consolidated Financial Statements.

INPUT/OUTPUT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2005	2004
	(In thousands)
Cash flows from operating activities:
Adjustments to reconcile net loss to cash used in operating activities:
Net loss	$(3,063)	$(558)
Depreciation and amortization (other than multi-client library)	6,676	2,422
Amortization of multi-client library	1,968	—
Amortization of restricted stock and other stock compensation	436	39
Reduction of tax reserves	(1,303)	—
Bad debt expense	138	97
Gain on sale of fixed assets	(5)	(850)
Change in operating assets and liabilities:
Accounts and notes receivable	(609)	381
Unbilled revenue	(3,099)	—
Inventories	(149)	(4,996)
Accounts payable and accrued expenses	(10,916)	1,396
Deferred revenue	817	(26)
Other assets and liabilities	(2,660)	429

Net cash used in operating activities	(11,769)	(1,666)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,001)	(675)
Investment in multi-client data library	(2,681)	—
Proceeds from the sale of fixed assets	—	1,504
Proceeds from collection of long-term note receivable	—	5,800
Business acquisition	—	(38,404)
Liquidation of Energy Virtual Partners, Inc.	—	117

Net cash used in investing activities	(3,682)	(31,658)

Cash flows from financing activities:
Payments on notes payable, long-term debt and lease obligations	(2,156)	(1,002)
Proceeds from preferred stock offering	30,000	—
Payment of preferred dividends	(194)	—
Proceeds from employee stock purchases and exercise of stock options	629	188
Purchases of treasury stock	(65)	(79)

Net cash provided by (used in) financing activities	28,214	(893)

Effect of change in foreign currency exchange rates on cash and cash equivalents	(70)	(290)

Net increase (decrease) in cash and cash equivalents	12,693	(34,507)
Cash and cash equivalents at beginning of period	14,935	59,507

Cash and cash equivalents at end of period	$27,628	$25,000

See accompanying Notes to Unaudited Consolidated Financial Statements.

INPUT/OUTPUT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

     The consolidated balance sheet of Input/Output, Inc. and its subsidiaries (collectively referred to as the “Company” or “I/O”) at December 31, 2004 has been derived from the Company’s audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 2005, the consolidated statements of operations for the three months ended March 31, 2005 and 2004, and the consolidated statements of cash flows for the three months ended March 31, 2005 and 2004 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the operating results for a full year or of future operations.

     These consolidated financial statements have been prepared using accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States have been omitted. The accompanying consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Certain amounts previously reported in the consolidated financial statements have been reclassified to conform to the current period’s presentation.

(2) Summary of Significant Accounting Policies and Estimates

     Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 for a complete discussion of the Company’s significant accounting policies and estimates. Since the Company’s last annual filing the Company has changed its estimate regarding the useful economic life of its multi-client data library.

     In the first quarter of 2005, the Company determined that the estimated useful economic life of its multi-client data library is four years from the date a multi-client data library becomes available for commercial sale. Previously, the estimated useful life of a multi-client data library once it became available for commercial sale was two years for 2-D projects and three years for 3-D projects. Therefore, the Company’s method of amortizing the costs of a multi-client data library available for commercial sale is the greater of (i) the percentage of actual revenue to the total estimated revenue multiplied by the estimated total cost of the project or (ii) the straight-line basis over a four-year period. The change in estimate was determined based upon GX Technology Corporation’s (GXT) further historical experience in marketing and selling its multi-client data libraries, in addition to a review of industry standards regarding such useful economic lives. The change did not have a material impact to the Company’s results of operations during the first quarter of 2005.

(3) Pro forma Results of Acquisitions

     In June 2004, the Company purchased all the equity interest in GXT and in February 2004, the Company purchased all the share capital of Concept Systems Holding Limited (Concept Systems). The consolidated results of operations of the Company include the results of GXT and Concept Systems from the dates of acquisition. The following summarized unaudited pro forma consolidated income statement information for the three months ended March 31, 2004, assumes that the GXT and Concept Systems acquisitions had occurred as of the beginning of the period presented. The Company has prepared these unaudited pro forma financial results for comparative purposes only. These unaudited pro forma financial results may not be indicative of the results that would have occurred if we had completed the acquisitions as of the beginning of the period presented or the results that will be attained in the future. Amounts presented below are in thousands, except for the per share amounts:

Pro forma
Three Months
Ended
March 31, 2004
Net sales	$57,760
Income from operations	$1,668
Net loss applicable to common shares	$(162)
Basic and diluted net loss per common share	$(0.00)

(4) Stock-Based Compensation

     The Company has elected to continue to follow the intrinsic value method of accounting for equity-based compensation as prescribed by APB Opinion No. 25. If the Company had adopted SFAS No. 123, net loss applicable to common shares, basic and diluted net loss per common share for the periods presented would have changed as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2005	2004
Net loss applicable to common shares	$(3,257)	$(558)
Add: Stock-based employee compensation expense included in reported net loss applicable to common shares	436	39
Deduct: Stock-based employee compensation expense determined under fair value methods for all awards	(1,350)	(657)

Pro forma net loss applicable to common shares	$(4,171)	$(1,176)

Basic and diluted net loss per common share – as reported	$(0.04)	$(0.01)

Pro forma basic and diluted net loss per common share	$(0.05)	$(0.02)

     The fair value of each option was determined using the Black-Scholes option valuation model. The key variables used in valuing the options were as follows: average risk-free interest rate based on 5-year Treasury bonds, an estimated option term of five years, no dividends and expected stock price volatility of 60% during the three months ended March 31, 2005 and 2004.

(5) Segment and Product Information

     The Company evaluates and reviews results based on four segments (Land Imaging Systems, Marine Imaging Systems, Data Management Solutions and Seismic Imaging Solutions) to allow for increased visibility and accountability of costs and more focused customer service and product development. The Company measures segment operating results based on income (loss) from operations. Intersegment sales are insignificant for all periods presented.

     A summary of segment information for the three months ended March 31, 2005 and 2004 is as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Net sales:
Land Imaging Systems	$30,557	$20,637
Marine Imaging Systems	10,873	11,460
Data Management Solutions	3,151	2,281
Seismic Imaging Solutions	22,256	1,508
Corporate and Other	—	401

Total	$66,837	$36,287

Income (loss) from operations:
Land Imaging Systems	$3,032	$1,660
Marine Imaging Systems	1,093	2,790
Data Management Solutions	(124)	922
Seismic Imaging Solutions	(413)	81
Corporate and Other	(6,390)	(4,409)

Total	$(2,802)	$1,044

     A summary of net sales by products and services is as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Equipment and system sales	$39,473	$31,145
Multi-client data library sales (including underwriting revenues)	12,527	—
Imaging services	9,283	975
Other revenues	5,554	4,167

Total	$66,837	$36,287

(6) Accounts and Notes Receivable

     A summary of accounts receivable is as follows (in thousands):

	March 31,	December 31,
	2005	2004
Accounts receivable, principally trade	$66,175	$64,751
Less allowance for doubtful accounts	(3,268)	(3,153)

Accounts receivable, net	$62,907	$61,598

     Notes receivable are collateralized by the products sold, bear interest at contractual rates ranging from 5.1% to 8.0% per year and are due at various dates through 2006. The weighted average interest rate at March 31, 2005 was 6.1%. A summary of notes receivable, accrued interest and allowance for doubtful notes is as follows (in thousands):

	March 31,	December 31,
	2005	2004
Notes receivable and accrued interest	$19,619	$20,820
Less allowance for doubtful notes	(5,692)	(5,893)

Notes receivable, net	13,927	14,927
Less current portion of notes receivable, net	10,704	10,784

Long-term notes receivable	$3,223	$4,143

     In 2004, the Company sold a VectorSeis® Ocean system for seabed data acquisition. A portion of the purchase was financed by the Company through a series of notes receivable. During 2004, this system experienced unexpected warranty issues causing the customer to delay its deployment of this system. As a result of these issues, the customer has delayed payments under the notes. The outstanding balance of the notes and accounts receivable due from this customer at March 31, 2005 was $10.4 million. The Company expects to be paid on all its obligations in full. Therefore, no allowance has been established for this customer.

(7) Inventories

     A summary of inventories, net of reserves, is as follows (in thousands):

	March 31,	December 31,
	2005	2004
Raw materials and subassemblies	$33,009	$30,039
Work-in-process	4,653	5,100
Finished goods	47,671	51,520

Total	$85,333	$86,659

     As part of the Company’s business plan, the Company is increasing the use of contract manufacturers as an alternative to in-house manufacturing. Under certain of the Company’s outsourcing arrangements, its manufacturing outsourcers first utilize the Company’s on-hand inventory, then directly purchase inventory at agreed-upon quantities and lead times in order to meet the Company’s scheduled deliveries. If demand proves to be less than the Company originally forecasted and the Company cancels its committed purchase orders, its outsourcer has the right to require the Company to purchase inventory which it had purchased on the Company’s behalf.

(8) Non-Cash Investing and Financing Activities

     In February 2004, the Company acquired all of the share capital of Concept Systems. As part of the consideration, the Company issued 1,680,000 of its common shares, valued at $10.8 million. Also, during the three months ended March 31, 2005 and 2004, respectively, the Company transferred $1.2 million and $2.6 million, respectively, of inventory at cost, to property, plant and equipment.

(9) Notes Payable, Long Term Debt and Lease Obligations

     The Company has entered into a series of equipment loans that are due in installments for the purpose of financing the purchase of computer equipment, in the form of capital leases expiring in various years through 2007. Interest charged under these loans range from 3.5% to 13.9% and the leases are collateralized by liens on the computer equipment. The assets and liabilities under these capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are depreciated over the lesser of their related lease terms or their estimated productive lives. The unpaid balance at March 31, 2005 was $5.4 million.

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

     In August 2001, the Company sold its corporate headquarters and manufacturing facility located in Stafford, Texas for $21.0 million. Simultaneously with the sale, the Company entered into a non-cancelable lease with the purchaser of the property. The lease has a twelve-year term with three consecutive options to extend the lease for five years each. The Company has no purchase option under the lease. As a result of the lease terms, the commitment was recorded as a twelve-year, $21.0 million lease obligation with an implicit interest rate of 9.1% per annum. The unpaid balance at March 31, 2005 was $17.6 million. The Company paid $1.7 million in commissions and professional fees, which have been recorded as deferred financing costs and are being amortized over the twelve-year term of the lease obligation. At June 30, 2003, the Company failed to meet the tangible net worth requirement under this lease. Therefore, in the third quarter of 2003, the Company provided a letter of credit to the landlord of the property in the amount of $1.5 million. To secure the issuance of the letter of credit, the Company was required to deposit $1.5 million with the issuing bank. This letter of credit will remain outstanding until the Company is back in compliance with such tangible net worth requirement for eight consecutive quarters, or until the expiration of the eighth year of the lease in 2009. The deposit has been classified as a long-term other asset.

     A summary of future principal obligations under the notes payable, long-term debt and capital lease obligations as of March 31, 2005 is as follows (in thousands):

	Notes Payable
	and Long-term	Capital Lease
Years Ended December 31,	Debt	Obligations
2005	$1,769	$2,895
2006	1,484	2,141
2007	1,625	746
2008	61,779	—
2009	2,067	—
2010 and thereafter	9,779	—

Total	$78,503	5,782

Imputed Interest		(413)

Net present value of capital lease obligations		5,369
Current portion of capital lease obligations		3,214

Long-term portion of capital lease obligations		$2,155

(10) Cumulative Convertible Preferred Stock

     In February 2005, the Company issued 30,000 shares of a newly designated Series D-1 Cumulative Convertible Preferred Stock (Series D-1 Preferred Stock) in a privately-negotiated transaction and received $30 million in proceeds. The Company has and will continue to use the proceeds from the issuance of the Series D-1 Preferred Stock for general corporate purposes, including working capital, and for potential business opportunities. Dividends, which are contractually obligated to be paid quarterly, may be paid, at the option of the Company, either in cash or by the issuance of the Company’s common stock. Dividends are paid at a rate equal to the stated value of $1,000 per share multiplied by the greater of (i) five percent per annum or (ii) the three-month LIBOR rate on the last day of the immediately preceding calendar quarter plus two and one-half percent per annum. On March 31, 2005, the Company paid a cash dividend of $0.2 million. The Series D-1 Preferred Stock may be converted, at the holder’s election, into 3,812,428 shares of the Company’s common stock, subject to adjustment, at an initial conversion price of $7.869 per share, also subject to adjustment in certain events.

     The Company also granted the right, commencing August 16, 2005 and expiring on February 16, 2008 (subject to extension), to purchase up to an additional 40,000 shares of Series D Preferred Stock, having similar terms and conditions as the Series D-1 Preferred Stock, and having a conversion price equal to 122% of the prevailing market price of the Company’s common stock at the time of its issuance, but not less than $6.31 per share (subject to adjustment in certain events).

(11) Net Loss per Common Share

     Basic net loss per common share is computed by dividing net loss applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is determined on the assumption that outstanding dilutive stock options have been exercised and the aggregate proceeds were used to reacquire common stock using the average price of such common stock for the period. The total number of options outstanding at March 31, 2005 and 2004 were 7,114,410 and 5,719,131, respectively. In December 2003, the Company issued $60.0 million of senior notes convertible into its common stock, which represents 13,888,890 common shares that may be acquired upon full conversion. In February 2005, the Company issued 30,000 shares of Series D-1 Cumulative Convertible Preferred Stock which may be converted, at the holder’s election, into 3,812,428 total common shares (subject to adjustment). Basic and diluted net loss per share are the same for the three months ended March 31, 2005 and 2004, as all potential common shares were anti-dilutive.

(12) Deferred Income Tax

     The Company continues to record a valuation allowance for substantially all of its net deferred tax assets, which are primarily net operating loss carryforwards. The Company currently does not recognize a benefit from net operating losses. The establishment of this valuation allowance does not affect the Company’s ability to reduce future tax expense through utilization of prior years’ net operating losses. Income tax expense for the three months ended March 31, 2004 reflects state and foreign taxes. The income tax benefit for the three months ended March 31, 2005, reflects state and foreign taxes in addition to a $1.3 million credit due to the resolution of a foreign tax matter being less than the Company’s reserve.

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

(13) Comprehensive Net Loss

     The components of comprehensive net loss are as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Net loss applicable to common shares	$(3,257)	$(558)
Foreign currency translation adjustment	(943)	(383)

Comprehensive net loss	$(4,200)	$(941)

(14) Commitments and Contingencies

     Legal Matters: On January 12, 2005, a putative class action lawsuit was filed against I/O, its chief executive officer, its chief financial officer and the president of GXT in the U.S. District Court for the Southern District of Texas, Houston Division. The action, styled Harold Read, individually and on behalf of all others similarly situated v. Input/Output, Inc, Robert P. Peebler, J. Michael Kirksey, and Michael K. Lambert, alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule

10b-5 thereunder. The action was filed purportedly on behalf of purchasers of I/O’s common stock who purchased shares during the period from May 10, 2004 through January 4, 2005. The complaint seeks damages in an unspecified amount plus costs and attorneys’ fees. The complaint alleges misrepresentations and omissions in public announcements and filings concerning the Company’s business, sales and products. On February 4 and 10, 2005, and March 15, 2005, three similar lawsuits were filed in the U.S. District Court for the Southern District of Texas, Houston Division. The three complaints, styled (i) Matt Brody, individually and on behalf of all others similarly situated v. Input/Output, Inc, Robert P. Peebler and J. Michael Kirksey, (ii) Giovanni Arca vs. Input/Output, Inc., Robert P. Peebler, J. Michael Kirksey, and Michael K. Lambert, and (iii) Schneur Grossberger, individually and on behalf of all others similarly situated v. Input/Output, Inc., Robert P. Peebler, J. Michael Kirksey, and Michael K. Lambert, contain factual allegations similar to those in the Read complaint. The Brody complaint was voluntarily dismissed by the plaintiff in that case on April 28, 2005. The defendants have not been served with process in any of the remaining putative class action cases. No discovery has been conducted by the parties in any of the cases, and discovery will be stayed should the defendants file a motion to dismiss until there is a ruling on that motion. Based on the Company’s review of the complaints, management believes the lawsuits are without merit and intends to defend the Company and its officers named as parties vigorously. However, management is unable to determine whether the ultimate resolution of these cases will have a material adverse impact on the Company’s financial condition, results of operations or liquidity.

     A shareholder derivative lawsuit (Kovalsky v. Robert P. Peebler, et al., No. 2005-17565) was filed on March 16, 2005 in the District Court of Harris County, Texas, 189th Judicial District, against certain of the Company’s officers and all of the members of its board of directors as defendants, and against the Company as a nominal defendant. The complaint alleges breach of the officers’ and directors’ fiduciary duties by failing to correct publicly reported financial results and guidance, abuse of control, gross mismanagement, unjust enrichment and corporate waste. The plaintiff seeks judgment against the defendants for unspecified damages sustained by the Company, restitution, disgorgement of profits, benefits and compensation allegedly obtained by the defendants and attorneys’ and experts’ fees and costs. Based on the Company’s review of the Kovalsky complaint, management believes that the derivative suit is without merit and intends to defend vigorously the Company and its officers and directors named as parties in this action. However, management is unable to determine whether the ultimate resolution of this case will have a material adverse impact on the Company’s financial condition, results of operations or liquidity.

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

     Product Warranty Liabilities: The Company generally warrants that all manufactured equipment will be free from defects in workmanship, materials and parts. Warranty periods generally range from 90 days to three years from the date of original purchase, depending on the product and equipment. The Company provides for estimated warranty costs as a charge to cost of sales at time of sale, which is when estimated future expenditures associated with such contingencies become probable and reasonably estimated. However, new information may become available, or circumstances (such as applicable laws and regulations) may change, thereby resulting in an increase or decrease in the amount required to be accrued for such matters (and therefore a decrease or increase in reported net income in the period of such change). A summary of warranty activity is as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Balance at beginning of period	$3,832	$3,433
Accruals for warranties issued during the period	1,271	221
Settlements made (in cash or in kind) during the period	(1,322)	(504)

Balance at end of period	$3,781	$3,150

(15) Recent Accounting Pronouncements

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

     In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment” (SFAS 123R), which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. Currently, the Company will be required to adopt SFAS 123R effective as of January 1, 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on its consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

     We are a leading seismic services company, providing seismic data acquisition equipment, software and planning and seismic processing services to the global oil and gas industry.

     During 2004, we accomplished a major repositioning of our business. Formerly, we were primarily an equipment and technology provider; now we offering our customers full-seismic imaging solutions. In February 2004, we acquired Concept Systems Holdings Limited (Concept Systems), an Edinburgh, Scotland-based provider of software, systems and services for towed streamer, seabed and land seismic operations. In June 2004, we acquired GX Technology Corporation (GXT), a leading provider of seismic imaging technology, data processing and subsurface imaging services to oil and gas companies. Both acquisitions were completed as part of our strategy to expand the range of products and services we can provide to our existing customers and new end-user customers.

     We operate our company through four business segments: Land Imaging Systems, Marine Imaging Systems, Data Management Solutions and Seismic Imaging Solutions. The following table provides an overview of key financial metrics for our company as a whole and our four business segments during the three months ended March 31, 2005:

		Land		Marine		Data		Seismic
	I/O	Imaging		Imaging		Management		Imaging
	Consolidated	Systems		Systems		Solutions		Solutions		Other
Net sales	$66,837	$30,557		$10,873		$3,151		$22,256		$—
Income (loss) from operations	$(2,802)	$3,032		$1,093		$(124)		$(413)		$(6,390	)*
Net loss applicable to common shares	$(3,257)		**		**		**		**		**
Basic and diluted net loss per common share	$(0.04)	—		—		—		—		—

*	Represents corporate general and administrative expenses not allocated to any segment.

**	Net income (loss) applicable to common shares by business segment is not considered a key financial metric.

     Our Land Imaging Systems segment recorded net sales of $30.6 million in the first quarter of 2005 compared to $20.6 million in the first quarter of 2004, largely due to increased sales of land systems and vibrator trucks. Gross margins decreased by 3%, to 22% this year compared to 25% in 2004’s first quarter, reflecting the increased percentage of sales of these more mature, lower-margin products. Our Marine Imaging Systems segment saw a decrease in net sales for the quarter, from $11.5 million for the three months ended March 31, 2004 to $10.9 million for 2005’s first quarter. However, 2005’s net sales did not include $3.1 million in revenues we recorded in 2004’s first quarter from the sale of our VectorSeis Ocean system; excluding the VectorSeis Ocean revenues, this segment’s business grew by 30%, reflecting an improving marine seismic market.

     GXT’s, which is included within our Seismic Imaging Solutions segment, net sales for the first quarter of 2005 were $20.7 million. Gross margins from GXT were only 16% for the first quarter of 2005. However, during the first quarter, GXT saw growing demand for its processing services, and we believe GXT’s revenues and gross margins will improve in subsequent periods in 2005 because of the increased demand and the resulting greater capacity absorption.

     Operating expenses were higher in the first quarter of 2005 when compared with the first quarter of 2004, due primarily to our acquisitions in 2004. However, as a percentage of revenues, operating expenses fell by 2%, to 28%, in 2005, compared to 2004’s first quarter’s 30% of revenues.

     Cash and cash equivalents for the three months ended March 31, 2005 totaled $27.6 million, an increase of $12.7 million from the December 31, 2004 balance of $14.9 million, due to our issuance in February 2005 of 30,000 shares of a newly designated Series D-1 Cumulative Convertible Preferred Stock (Series D-1 Preferred Stock) in a privately-negotiated transaction. We received $30.0 million in proceeds from this sale. Net cash used in operating activities was $11.8 million for the first quarter of 2005, an increase compared to $1.7 million for 2004’s first quarter, principally due to changes in working capital items. During the first quarter of 2005, we experienced a decrease in accounts payable and accrued expenses due to our payments to vendors for inventory we received during the fourth quarter of 2004, and an increase in unbilled revenues.

     Our ability in future periods to produce positive cash flows from operations and consistent levels of profitability, grow our business and service our debt and our other cash obligations, will depend to a large degree upon:

•	our success in our marketing and business development efforts to accelerate the rate of diffusion of our new products and services into the marketplace;

•	achieving an improved balance of sales in our GXT product and service lines,

•	introducing and technologically enhancing our products and services offered,

•	penetrating new markets for our products and services,

•	continuing to improve our margins on our sales and

•	continuing to reduce our overall costs.

     We intend that the discussion of our financial condition and results of operations that follows will provide information that will assist in understanding our consolidated financial statements, the changes in certain key items in those financial statements from quarter to quarter, and the primary factors that accounted for those changes.

     For a discussion of factors that could impact our future operating results and financial condition, see the section entitled “ — Risk Factors” below.

Results of Operations

     Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

     Net Sales: Net sales of $66.8 million for the three months ended March 31, 2005 increased $30.6 million compared to the corresponding period last year. Approximately 31% of this increase in net sales was primarily due to increases within our historical Land and Marine Imaging Systems segments. Net sales within our Land Imaging Systems segment increased $9.9 million to $30.6 million compared to the corresponding period of last year. The increase is due to an increase in sales of our vibrator truck product lines, which we sold 29 vibrator trucks during the three months ended March 31, 2005 compared to four during the three months ended March 31, 2004. We expect sales of vibrator trucks, a mature product line, will decline during the second quarter of 2005. Land Imaging Systems also had an increase in system sales, including our System Four Digital-Analog system which was commercialized in second quarter of 2004. However, our Sensor geophone sales decreased by approximately $2.0 million in the first quarter of 2005 compared to 2004’s first quarter. Our Sensor geophones unit recorded record net sales in 2004, which may prove difficult to replicate.

     Our Marine Imaging Systems’ net sales decreased $0.6 million to $10.9 million when compared to the segment’s net sales during the three months ended March 31, 2004. This decline was due to the sale of our VectorSeis Ocean-Bottom acquisition system for $3.1 million during the three months ended March 31, 2004; there were no comparable sales during the three months ended March 31, 2005. Excluding the VectorSeis Ocean-Bottom sale in 2004, net sales of our historical marine products increased in 2005 over first quarter 2004’s comparable net sales by $2.5 million, evidencing an improving marine seismic market.

     The remaining 69% of our increase in net sales was due to our acquisition of GXT (in June 2004) and Concept Systems (in February 2004). During the three months ended March 31, 2005, GXT and Concept Systems contributed $20.7 million and $3.2 million, respectively, to our net sales. During the three months ended March 31, 2004, Concept Systems’ net sales were $2.3 million. GXT ended 2004 with a lower than expected backlog within its processing business, resulting in significant spare capacity within its operations entering the first quarter of 2005. As a result of this spare capacity, GXT’s first quarter results were lower than anticipated. However, since the end of 2004, we have seen GXT’s backlog of processing projects improve significantly, which should indicate a stronger and more balanced portfolio of revenues between proprietary processing, multi-client surveys and data sales.

     Gross Profit and Gross Profit Percentage: Gross profit of $15.8 million for the three months ended March 31, 2005 increased $3.9 million, compared to the corresponding period last year. The improvement in gross profit was mainly driven by the contributions from GXT. Gross profit percentage for the three months ended March 31, 2005 was 24% compared to 33% in the prior year. Gross profit percentage for the three months ended March 31, 2005, was lower as delays in higher margin systems sales were replaced with lower margin sales of vibrator trucks and other mature products.

     Research and Development: Research and development expense of $4.6 million for the three months ended March 31, 2005 increased $0.9 million compared to the corresponding period last year. This increase is mainly due to the acquisitions of GXT and Concept Systems, which added $0.9 million and $0.1 million, respectively, to our research and development expenses.

     Marketing and Sales: Marketing and sales expense of $7.7 million for the three months ended March 31, 2005 increased $4.4 million compared to the corresponding period last year. The increase is partially a result of the acquisition of GXT, which added $2.5 million to our marketing and sales expense. Excluding these expenses of GXT, our sales and marketing expenses increased approximately $1.9 million, primarily related to an increase in sales commissions resulting from increases in revenues and sales personnel, an increase in business development personnel within our product groups, an increase in corporate marketing and advertising expenses and expenses related to our sales representative offices in Moscow and Beijing. We will continue to invest heavily in our marketing efforts as we penetrate markets for our new products.

     General and Administrative: General and administrative expense of $6.3 million for the three months ended March 31, 2005 increased $1.6 million compared to the corresponding period last year. The increase in general and administrative expense is primarily a result of the acquisitions of GXT and Concept Systems, which added $0.5 million and $0.3 million, respectively, to our general and administrative expenses and fees associated with the implementation of requirements under the Sarbanes-Oxley Act of 2002.

     Net Interest Expense: Total net interest expense of $1.5 million for the three months ended March 31, 2005 increased $0.5 million over that for the corresponding period last year. The increase is largely due to $0.2 million of interest due on certain of our accounts payable to our significant vendors, as well as a $0.2 million decrease in interest income as a result of our write-down of the LARGE note receivables in 2004. Also, we acquired GXT in June 2004, which typically finances its equipment purchases through capital leases. At March 31, 2005, GXT had $5.4 million outstanding under their capital leases, having rates ranging from 3.5% to 13.9%, resulting in an increase to our interest expense of $0.1 million during the three months ended March 31, 2005.

     Income Tax (Benefit) Expense: Income tax benefit for the three months ended March 31, 2005 was $1.2 million compared to an income tax expense of $0.6 million for three months ended March 31, 2004. This benefit was primarily due to the closure of a foreign tax matter, which resulted in a $1.3 million reduction in our reserve. Excluding this tax benefit, income tax expense for the three months ended March 31, 2005 and 2004 reflected only state and foreign taxes. We continue to maintain a valuation allowance for substantially all of our net deferred tax assets.

Liquidity and Capital Resources

     In February 2005, we issued 30,000 shares of a newly designated Series D-1 Cumulative Convertible Preferred Stock (Series D-1 Preferred Stock) in a privately-negotiated transaction and received $30 million in proceeds. We have and will continue to use the proceeds from this issuance for general corporate purposes, including working capital, and for potential business opportunities. We have no present commitment or ongoing negotiations with respect to any potential acquisition. The Series D-1 Preferred Stock may be converted, at the holder’s election, into 3,812,428 shares of our common stock, subject to adjustment, at an initial conversion price of $7.869 per share, also subject to adjustment in certain events.

     We also granted the right, commencing August 16, 2005 and expiring on February 16, 2008 (subject to extension), to purchase up to an additional 40,000 shares of one or more additional series of Series D Preferred Stock, having similar terms and conditions as the Series D-1 Preferred Stock, and having a conversion price equal to 122% of the prevailing market price of our common stock at the time of its issuance, but not less than $6.31 per share (subject to adjustment in certain events).

     The issuance of the Series D-1 Preferred Stock resulted from our evaluation that began in late 2004 of our long-term and short-term capital needs. In connection with our assessment of 2004’s results of operations, we evaluated the amount of working capital required to manufacture certain of our sophisticated VectorSeis systems, projections of our short-term and long-term working capital requirements, the potential for unanticipated delays in the adoption of new technologies, certain research and development opportunities and market trends in the seismic industry, and determined that an infusion of additional long-term capital would be desirable.

     Also, in April 2005, we received a commitment letter for a $25 million revolving line of credit, which we expect to close in May of this year. We believe this revolving line of credit provides us with further financial flexibilities for our short-term and long-term operational objectives. We can give no assurances that this additional financing source will be closed, and if so, whether the final terms will be advantageous to us or whether the borrowing base will be sufficient for those purposes. However, based upon our forecasts and our liquidity requirements for the near term, we believe that the combination of our projected internally generated cash, the availability of this revolving line of credit and our working capital (including cash and cash equivalents on hand), will provide further flexibility in meeting our growth plans and liquidity requirements for the next twelve months.

Cash Flow from Operations

     We have historically financed operations from internally generated cash and funds from equity and debt financings. Cash and cash equivalents were $27.6 million at March 31, 2005, an increase of $12.7 million, compared to December 31, 2004, principally as a result of the preferred stock placement. Net cash used in operating activities was $11.8 million for the three months ended March 31, 2005, compared to cash used in operating activities of $1.7 million for the three months ended March 31, 2004. The net cash used in our operating activities for the three months ended March 31, 2005 was primarily due to decreases in our payables and accrued expenses, which was due to our payments to vendors for inventory received during the previous quarter, and an increase in our unbilled revenues.

Cash Flow from Investing Activities

     Net cash flow used in investing activities was $3.7 million for the three months ended March 31, 2005, compared to $31.7 million for the three months ended March 31, 2004, principally as a result of the Concept Systems acquisition in February 2004. We purchased $1.0 million of equipment and invested $2.7 million in our multi-client data library during the three months ended March 31, 2005. We expect to expend an additional $10 million to $20 million for equipment purchases and investment in our multi-client data library during the remaining nine months of 2005. The range of expenditures is primarily related to our multi-client data library which will be determined based upon the level of underwriting obtained.

Cash Flow from Financing Activities

     Net cash flow provided by financing activities was $28.2 million for the three months ended March 31, 2005, compared to $0.9 million of cash used in financing activities for the three months ended March 31, 2004. This net cash flow was primarily related to our preferred stock offering in February 2005, which we paid $0.2 million of preferred dividends during the quarter. Also, during the three months ended March 31, 2005 we made scheduled payments of $2.2 million on our notes payable, long-term debt and lease obligations, and employees exercised their stock options resulting in proceeds to us of $0.6 million.

Inflation and Seasonality

     Inflation in recent years has not had a material effect on our costs of goods or labor, or the prices for our products or services. Traditionally, our business has been seasonal, with strongest demand in our first and fourth quarters, and weakest demand in the second and third quarters of our fiscal year. Additionally, GXT’s imaging services are typically slower in the third quarter. This seasonality is primarily attributable to the typical budgetary cycles of our seismic contractor and oil and gas exploration and production company customers.

Critical Accounting Policies and Estimates

     Refer to our Annual Report on Form 10-K for the year ended December 31, 2004 for a complete discussion of our significant accounting policies and estimates. Since that Form 10-K filing we have changed our methodology for estimates regarding the useful economic life of our multi-client data library.

     In the first quarter of 2005, we determined that the estimated useful economic life of our multi-client data library is four years from the date a multi-client data library becomes available for commercial sale. Previously, the estimated useful life of a multi-client data library once it became available for commercial sale was two years for 2-D projects and three years for 3-D projects. Therefore, our method of amortizing the costs of a multi-client data library available for commercial sale is the greater of (i) the percentage of actual revenue to the total estimated revenue multiplied by the estimated total cost of the project or (ii) the straight-line basis over a four-year period. The change in estimate was determined based upon GXT’s further historical experience in marketing and selling its multi-client data libraries, in addition to a review of industry standards regarding such useful economic lives. Therefore, it can be expected that the overall average amortization rate for the costs of an available-for-sale multi-client data library for future periods will decrease when compared to prior periods; however, the change did not have a material impact to our results of operations during the first quarter of 2005.

Credit Risk

     Historically, our principal customers have been seismic contractors that operate seismic data acquisition systems and related equipment to collect data in accordance with their customers’ specifications or for their own seismic data libraries. However, through the acquisition of GXT, we have diversified our customer base to include major integrated and independent oil and gas companies. For the three months ended March 31, 2005 and for all of 2004, approximately 7% and 15%, respectively, of our consolidated net sales were equipment sales to one Chinese customer. Approximately $8.2 million, or 13%, of our total accounts receivable at March 31, 2005 related to this same customer. The loss of this customer or deterioration in our relationship with it could have a material adverse effect on our results of operations and financial condition.

     In 2004, we sold a VectorSeis Ocean-Bottom system for seabed data acquisition. A portion of the purchase was financed by us through a series of notes receivable. During 2004, this system experienced unexpected warranty issues causing the customer to delay its deployment of this system. As a result of these issues, the customer has delayed payments under the notes. The outstanding balance of the notes and accounts receivable due from this customer at March 31, 2005 was $10.4 million. We expect to be paid on all amounts due. Therefore, no allowance has been established for this customer.

     For the three months ended March 31, 2005, we recognized $6.3 million of sales to customers in the Commonwealth of Independent States, or former Soviet Union (CIS), $3.9 million of sales to customers in Latin American countries, $15.5 million of sales to customers in Europe, $8.0 million of sales to customers in the Middle East, $3.0 million of sales to customers in Asia Pacific and $7.8 million of sales to customers in Africa. The majority of our foreign sales are denominated in U.S. dollars. In recent years, the CIS and certain Latin American countries have experienced economic problems and uncertainties. To the extent that world events or economic conditions negatively affect our future sales to customers in these and other regions of the world or the collectibility of our existing receivables, our future results of operations, liquidity and financial condition may be adversely affected. We currently require customers in these higher risk countries to provide their own financing and in some cases assist the customer in organizing international financing and Export-Import credit guarantees provided by the United States government. We do not currently extend long-term credit through notes or otherwise to companies in countries we consider to be inappropriate for credit risk purposes.

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

     Examples of other forward-looking statements contained in this report include statements regarding:

•	expected revenues, operating profit and net income;

•	expected gross margins for our products and services;

•	future growth rates for certain of our products and services;

•	future levels of capital expenditures;

•	expectations of successfully marketing our products and services to oil and gas company end-users;

•	anticipated timing and success of commercialization and capabilities of products and services under development, and start-up costs associated therewith;

•	potential future acquisitions;

•	success in integrating our acquired businesses;

•	our expectations regarding future mix of business and future asset recoveries;

•	future cash needs and future sources of cash, including anticipated revolving line of credit availability;

•	the adequacy of our future liquidity and capital resources;

•	future demand for seismic equipment and services;

•	future seismic industry fundamentals;

•	future oil and gas commodity prices;

•	future opportunities for new products and projected research and development expenses;

•	the outcome of pending or threatened disputes and other contingencies;

•	future worldwide economic conditions;

•	our expectations regarding realization of deferred tax assets;

•	our beliefs regarding accounting estimates we make; and

•	results from our current or future strategic alliances.

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

     Due to the relatively high sales price of many of our products and data libraries and relatively low unit sales volume, our quarterly operating results have historically fluctuated from period to period due to the timing of orders and shipments and the mix of products and services sold. This uneven pattern has made financial predictions for any given period difficult, increases the risk of unanticipated variations in our quarterly results and financial condition and places challenges on our inventory management. Also, delays in ordering products or in shipping or delivering products in a given quarter could significantly affect our results of operations for that quarter. Fluctuations in our quarterly operating results may cause greater volatility in the price of our common stock and convertible notes.

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

     Both our new VectorSeis System Four Digital-Analog land acquisition system and VectorSeis Ocean-redeployable seabed acquisition system experienced a number of undetected errors or “bugs” when first introduced. This is not unusual in the development and release of new technologically-advanced products. Also, the inexperience of customers in using these new products exacerbates these problems. We believe that our System Four Digital-Analog land acquisition system contains significant design improvements in both field troubleshooting and reliability compared to legacy analog land acquisition systems, and that the system has now generally achieved expected reliability and performance levels. However, until we have more field experience with the product in a wide variety of operational conditions, we cannot be certain that problems will not arise. We believe the VectorSeis Ocean seabed system is the first system of its type, integrating digital sensors, radio telemetry, data management and quality control systems, all deployed on the seabed. As a result of its recent development and advanced and complex nature, we continue to experience occasional unrelated performance issues with the VectorSeis Ocean seabed system and continue to refine the system and its components to reflect field experiences encountered in their operation.

     During 2004, we sold our first VectorSeis Ocean redeployable seabed acquisition system to Reservoir Exploration Technology AS (RXT), a Norwegian start-up seismic contractor. RXT is under contract with our subsidiary, GXT, to obtain seismic data for a major oil company. RXT is using the VectorSeis Ocean seabed system to acquire the data. If for any reason RXT were unable to complete its obligations to acquire the seismic data as required by the oil company, GXT could potentially be liable to the oil company for certain contractual remedies, including reimbursing the oil company for the excess cost for acquiring the data by other means, which could possibly cause a loss to GXT on the contract.

We derive a substantial amount of our revenues from foreign sales, which pose additional risks.

     Sales to customers outside of North America accounted for approximately 67% of our consolidated net sales for the three months ended March 31, 2005, and we believe that export sales will remain a significant percentage of our revenue. United States export restrictions affect the types and specifications of products we can export. Additionally, to complete certain sales, United States laws may require us to obtain export licenses, and we cannot assure you that we will not experience difficulty in obtaining these licenses. Operations and sales in countries other than the United States are subject to various risks peculiar to each country. With respect to any particular country, these risks may include:

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

     There is a risk that our collections cycle will lengthen due to the increased level of our sales to foreign customers, particularly those in China and the CIS.

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

     We have traditionally relied on a relatively small number of significant customers. Consequently, our business is exposed to the risks related to customer concentration. For the three months ended March 31, 2005 and for the entire year of 2004, approximately 7% and 15%, respectively, of our consolidated net sales related to one Chinese customer. The loss of any of our significant customers or deterioration in our relations with any of them could materially and adversely affect our results of operations and financial condition.

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

     Our ability to fund our operations, grow our business and to make scheduled payments on our indebtedness and our other obligations will depend on our financial and operating performance, which in turn will be affected by general economic conditions in the energy industry and by many financial, competitive, regulatory and other factors beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future sources of capital will be available to us in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs.

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

     In connection with the review of our quarterly financial statements for quarter ended September 30, 2004, our management and PricewaterhouseCoopers LLP (PWC), our independent auditors, detected a weakness in internal control over financial reporting involving the lack of adequate review of a final sales contract by GXT’s accounting personnel. Appropriate reviews were performed and corresponding changes were reflected in our quarterly financial statements before the statements were issued. Our management believes that we have remediated this weakness by implementing certain contract review procedures within GXT’s accounting department that are designed to prevent such occurrences. In reliance on guidance contained in an interpretive release by the staffs of the SEC’s Office of Chief Accountant and Division of Corporation Finance, our management determined to exclude GXT from the scope of management’s assessment of I/O’s internal control over financial reporting as of December 31, 2004, since GXT had been acquired by I/O in 2004.

     During 2004, we implemented a number of procedures to strengthen our internal controls, including procedures to comply with the new annual internal controls assessment and attestation requirements under Section 404 of the Sarbanes-Oxley Act of 2002 and the related SEC rules. While we completed our evaluation procedures and our management reported (and PwC attested) that our internal control over financing reporting was effective as of December 31, 2004, we may experience controls deficiencies or weaknesses in the future, which could adversely impact the accuracy and timeliness of our future financial reporting and reports and filings we make with the SEC.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Please refer to our Annual Report on Form 10-K for the year ended December 31, 2004 for a complete discussion of the Company’s quantitative and qualitative disclosures about market risk. There have been no material changes in the current period.

Item 4. Controls and Procedures

     We have established disclosure controls and procedures designed to provide reasonable assurance that material information relating to I/O and its consolidated subsidiaries is made known to the officers who certify our financial reports and to other members of senior management and our Board of Directors.

     Based on their evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2005, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective to ensure that the information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

     In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily We intend to review and evaluate the design, operation and effectiveness our disclosure controls and procedures over time in order to provide reasonable assurances that our senior management has timely access to all material financial and non-financial information concerning our business. Future events affecting our business may cause management to modify our disclosure controls and procedures.

     As described in our Management’s Report on Internal Control Over Financial Reporting contained in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2004, we excluded GX Technology Corporation (GXT) from our assessment of internal control over financial reporting as of December 31, 2004, because GXT was acquired by us in a purchase combination transaction during 2004. Except for (i) the changes we have made to GXT’s internal controls and processes as we continue our evaluation of its internal controls (which principally relate to contract review procedures within GXT’s accounting department), and (ii) extending our common Enterprise Resource Planning application to our Marine Imaging Systems segment, there were no changes in our internal controls over financial reporting during the quarterly period ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     Legal Matters: On January 12, 2005, an alleged class action lawsuit was filed against I/O, its chief executive officer, its chief financial officer and the president of GXT in the U.S. District Court for the Southern District of Texas, Houston Division. The action, styled Harold Read, individually and on behalf of all others similarly situated v. Input/Output, Inc, Robert P. Peebler, J. Michael Kirksey, and Michael K. Lambert, alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder. The action was filed purportedly on behalf of purchasers of I/O’s common stock who purchased shares during the period from May 10, 2004 through January 4, 2005. The complaint seeks damages in an unspecified amount plus costs and attorneys’ fees. The complaint alleges misrepresentations and omissions in public announcements and filings concerning our business, sales and products. On February 4 and 10, 2005, and March 15, 2005, three similar lawsuits were filed in the U.S. District Court for the Southern District of Texas, Houston Division. The three complaints, styled (i) Matt Brody, individually and on behalf of all others similarly situated v. Input/Output, Inc, Robert P. Peebler and J. Michael Kirksey, (ii) Giovanni Arca vs. Input/Output, Inc., Robert P.

Peebler, J. Michael Kirksey, and Michael K. Lambert, and (iii) Schneur Grossberger, individually and on behalf of all others similarly situated v. Input/Output, Inc., Robert P. Peebler, J. Michael Kirksey, and Michael K. Lambert, contain factual allegations similar to those in the Read complaint. The Brody complaint was voluntarily dismissed by the plaintiff in that case on April 28, 2005. The defendants have not been served with process in any of the remaining putative class action cases. No discovery has been conducted by the parties in any of the cases, and discovery will be stayed should the defendants file a motion to dismiss until there is a ruling on that motion. Based on the Company’s review of the complaints, management believes the lawsuits are without merit and intends to defend the Company and its officers named as parties vigorously. However, management is unable to determine whether the ultimate resolution of these cases will have a material adverse impact on the Company’s financial condition, results of operation or liquidity.

     A shareholder derivative lawsuit (Kovalsky v. Robert P. Peebler, et al., No. 2005-17565) was filed on March 16, 2005 in the District Court of Harris County, Texas, 189th Judicial District, against certain of the Company’s officers and all of the members of its board of directors as defendants, and against the Company as a nominal defendant. The complaint alleges breach of the officers’ and directors’ fiduciary duties by failing to correct publicly reported financial results and guidance, abuse of control, gross mismanagement, unjust enrichment and corporate waste. The plaintiff seeks judgment against the defendants for unspecified damages sustained by the Company, restitution, disgorgement of profits, benefits and compensation allegedly obtained by the defendants and attorneys’ and experts’ fees and costs. Based on the Company’s review of the Kovalsky complaint, management believes that the derivative suit is without merit and intends to defend vigorously the Company and its officers and directors named as parties in this action. However, management is unable to determine whether the ultimate resolution of this case will have a material adverse impact on the Company’s financial condition, results of operations or liquidity.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     (a) In February 15, 2004, I/O issued and sold 30,000 shares of Series D-1 Preferred Stock to Fletcher International, Inc. The sale was effected in reliance upon the exemption from registration under the Securities Act pursuant to Section 4(2) of the Securities Act. Fletcher represented that it was an “accredited investor” and that the shares of Series D-1 Preferred Stock were being purchased for investment purposes only and not with a view to resale or distribution. The sale was made in a privately-negotiated transaction with Fletcher. There was no general solicitation of any other person of any offers or sales of these securities or any offers to purchase the securities. For additional information, see Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” and our Current Report on Form 8-K filed with the SEC on February 17, 2005.

     (c) During the three months ended March 31, 2005, in connection with the lapse of restrictions on shares of our restricted stock held by one of our employees, we acquired shares of our restricted stock in satisfaction of tax withholding obligations that were incurred on the vesting date. The date of acquisition, number of shares and average effective acquisition price per share, were as follows:

(d) Maximum Number
			(c) Total Number of	(or Approximate Dollar
			Shares Purchased as	Value) of Shares That
			Part of Publicly	May Yet Be Purchased
	(a) Total Number of	(b) Average Price	Announced Plans or	Under the Plans or
Period	Shares Acquired	Paid Per Share	Program	Program
January 1, 2005 to January 31, 2005	None	None	Not applicable	Not applicable
February 1, 2005 to February 28, 2005	10,254	$6.35	Not applicable	Not applicable
March 1, 2005 to March 31, 2005	None	None	Not applicable	Not applicable

Total	10,254	$6.35

Item 6. Exhibits

10.1	Severance Agreement by and between Jorge Machnizh and Input/Output, Inc., dated as of April 29, 2005 and effective as of May 7, 2005.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INPUT/OUTPUT, INC.
By:	/s/ J. Michael Kirksey
J. Michael Kirksey
Executive Vice President and Chief Financial Officer

Date: May 10, 2005

EXHIBIT INDEX

Exhibit No.	Description
10.1	Severance Agreement by and between Jorge Machnizh and Input/Output, Inc., dated as of April 29, 2005 and effective as of May 7, 2005.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.