Form 10-Q/A
period 2005-03-31
INPUT OUTPUT INC
filed 2005-08-15
CIK 866609

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE
     This Form 10-Q/A (Amendment No. 1) amends our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, as initially filed with the Securities and Exchange Commission (the “SEC”) on May 9, 2005, and is being filed to reflect the restatement of our consolidated financial statements for the quarterly period ended March 31, 2005, as discussed in Note 1 hereto.
     On August 3, 2005, we announced that we expected to revise our financial statements for the first fiscal quarter of 2005, as a result of our determination that royalty expenses incurred by GX Technology Corporation (“GXT”), a privately-owned company acquired by us in June 2004, were incorrectly recorded in that period. In our internal review of the financial results of GXT for the second fiscal quarter of 2005, we discovered that royalty expenses of approximately $795,000 relating to licenses of GXT’s multi-client seismic survey data should have been recorded in our interim unaudited financial statements for the first quarter of 2005. This error occurred due to the miscalculation of GXT royalty expenses. Similar miscalculations did not have a material impact upon our reported results for the year ended December 31, 2004, any interim periods in 2004, or any prior periods. Therefore, we have not restated any of our consolidated financial statements for 2004, any interim periods in 2004, or prior periods.
     As discussed above, we are restating our consolidated financial statements for the first quarter of 2005 and filing this Form 10-Q/A as a result of the miscalculation of the GXT royalty expenses in the first quarter 2005 financial statements. In this Form 10-Q/A, we have also included other adjustments to the first quarter 2005 financial statements, aggregating to a $40,000 reduction in net loss that we consider to be immaterial individually and in the aggregate, but that were appropriate to include in an otherwise-required restatement of the period. See Note 1 of Notes to Unaudited Consolidated Financial Statements for further explanation regarding the adjustments we consider to be immaterial. Below is a general description of the principal adjustments and changes made as a result of the restatement of the consolidated financial statements for the first quarter of 2005, as reflected in this Form 10-Q/A:
•	The amendments restate the consolidated balance sheet at March 31, 2005 and the notes related thereto as contained under Item 1. “Unaudited Financial Statements”.

•	The amendments restate the consolidated statement of operations for the three months ended March 31, 2005 and the notes related thereto as contained under Item 1. “Unaudited Financial Statements”.

•	The amendments restate the consolidated statement of cash flows for the three months ended March 31, 2005 and the notes related thereto as contained under Item 1. “Unaudited Financial Statements”.

•	The amendments revise Note 1 to the consolidated financial statements to add disclosure regarding the restatement that is the subject of these amendments and to summarize the cumulative amounts of the restatement.

•	The amendments revise the applicable disclosures under “- Executive Summary” and “- Results of Operations” under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

•	The amendments revise “Risk Factors – We are exposed to risks relating to the effectiveness of our internal controls” under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to add language regarding the GXT royalty expenses adjustment.

•	The amendments revise Item 4. “Controls and Procedures”.
     As part of our continuous process of reviewing and improving internal control over financial reporting, during the second quarter of 2005 we implemented and enhanced certain internal control procedures regarding GXT’s royalty expense calculations related to its multi-client data library, designed to provide reasonable assurance against any miscalculations of GXT royalty expenses. We replaced two financial and accounting positions at GXT with a new Vice President of Finance and a new Financial Controller at the GXT level. We also enhanced procedures for better segregation and identification of information regarding multi-client survey projects and other projects. We also implemented or enhanced processes for assigning specific responsibilities for the regular review of project terms and management review procedures of the calculations and conclusions made by accounting personnel and modifying and confirming the relevant reports for these projects and preparation of the reports.
     As a result of these procedures implemented at GXT during the second quarter, we discovered errors in the calculation of GXT royalty expenses that caused the restatement under this Amendment No. 1. We acquired GXT in June 2004, and GXT’s internal control over financial reporting was excluded from our assessment of our internal control over financial reporting as of December 31, 2004, in reliance on guidance contained in an interpretive release issued by the staff of the SEC’s Office of Chief Accountant and Division of Corporation Finance in June 2004. However, because the controls in effect at GXT at March 31, 2005 regarding the calculation and recording of GXT royalty expenses did not effectively and timely confirm the accuracy of GXT’s royalty expense calculations, we have determined that there was a material weakness in our internal control over financial reporting as of March 31, 2005 regarding the calculation and recording of GXT royalty expenses, as currently defined by the Public Company Accounting Oversight Board.
     Based on their evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2005, our principal executive officer and principal financial officer had concluded that our disclosure controls and procedures were effective at that time to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our first quarter Form 10-Q had contained disclosure of this conclusion. In light of the material weakness regarding the calculation and recording of GXT royalty expenses as of March 31, 2005, our principal executive officer and principal financial officer have now concluded that, as of March 31, 2005, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. This Form 10-Q/A contains these new disclosures regarding our disclosure controls and procedures as of March 31, 2005.
     Based on the changes in procedure and process undertaken in the second quarter, we believe that the material weakness in our internal control over financial reporting regarding the calculation and recording of GXT royalty expenses had been remediated as of June 30, 2005. Accordingly, we intend to report in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 that, based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2005 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
     As required by Rule 12b-15 under the Exchange Act, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Form 10-Q/A under Item 6 of Part II.
     For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Exchange Act, each item in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 that was affected by this Amendment No. 1 has been amended and replaced in its entirety.
     No attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the original Form 10-Q, except as required to reflect such amendments. This Amendment No. 1 does not reflect events, other than those relating to the revisions, that have occurred after May 9, 2005, the date the Quarterly Report on Form 10-Q was originally filed, except that the information and disclosure contained in Part I, Item 4 “Controls and Procedures” has been brought to the current date of this filing. Information with respect to events occurring after May 9, 2005 has been or will be set forth, as appropriate, in our subsequent periodic filings, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Any reference to facts and circumstances at a “current” date refer to such facts and circumstances as of such original filing date.

INPUT/OUTPUT, INC. AND SUBSIDIARIES

TABLE OF CONTENTS FOR FORM 10-Q/A
FOR THE QUARTER ENDED MARCH 31, 2005

INPUT/OUTPUT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2005	2004
	(Restated)
	(In thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$27,628	$14,935
Restricted cash	2,092	2,345
Accounts receivable, net	62,907	61,598
Current portion of notes receivable, net	10,499	10,784
Unbilled revenue	10,408	7,309
Inventories	85,239	86,659
Prepaid expenses and other current assets	9,741	7,974

Total current assets	208,514	191,604
Notes receivable	3,223	4,143
Property, plant and equipment, net	43,048	45,239
Multi-client data library, net	10,240	9,572
Deferred income taxes	469	480
Investment at cost	3,500	3,500
Goodwill	148,998	147,066
Intangible and other assets, net	75,540	77,512

Total assets	$493,532	$479,116

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt and lease obligations	$5,341	$6,564
Accounts payable	31,101	40,856
Accrued expenses	27,749	26,686
Deferred revenue	9,240	8,423

Total current liabilities	73,431	82,529
Long-term debt and lease obligations, net of current maturities	78,531	79,387
Other long-term liabilities	1,180	2,688

Cumulative convertible preferred stock	30,000	—

Stockholders’ equity:
Common stock, $0.01 par value; authorized 100,000,000 shares; outstanding 78,666,018 shares at March 31, 2005 and 78,561,675 shares at December 31, 2004, net of treasury stock	796	795
Additional paid-in capital	481,197	480,845
Accumulated deficit	(165,528)	(161,516)
Accumulated other comprehensive income	1,506	2,449
Treasury stock, at cost, 794,263 shares at March 31, 2005 and 784,009 shares at December 31, 2004	(5,909)	(5,844)
Unamortized restricted stock compensation	(1,672)	(2,217)

Total stockholders’ equity	310,390	314,512

Total liabilities and stockholders’ equity	$493,532	$479,116

See accompanying Notes to Unaudited Consolidated Financial Statements.

INPUT/OUTPUT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2005	2004
	(Restated)
	(In thousands, except share and
	per share data)
Net sales	$66,837	$36,287
Cost of sales	51,697	24,318

Gross profit	15,140	11,969

Operating expenses (income):
Research and development	4,555	3,783
Marketing and sales	7,686	3,299
General and administrative	6,305	4,693
Gain on sale of assets	(5)	(850)

Total operating expenses	18,541	10,925

Income (loss) from operations	(3,401)	1,044
Interest expense	(1,744)	(1,496)
Interest income	71	469
Other income	41	16

Income (loss) before income taxes	(5,033)	33
Income tax (benefit) expense	(1,215)	591

Net loss	(3,818)	(558)
Preferred dividend	194	—

Net loss applicable to common shares	$(4,012)	$(558)

Basic and diluted net loss per common share	$(0.05)	$(0.01)

Weighted average number of basic and diluted common shares outstanding	78,643,713	52,113,438

See accompanying Notes to Unaudited Consolidated Financial Statements.

INPUT/OUTPUT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2005	2004
	(Restated)
	(In thousands)
Cash flows from operating activities:
Net loss	$(3,818)	$(558)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization (other than multi-client library)	6,676	2,422
Amortization of multi-client library	1,968	—
Amortization of restricted stock and other stock compensation	436	39
Reduction of tax reserves	(1,303)	—
Bad debt expense	343	97
Gain on sale of fixed assets	(5)	(850)
Change in operating assets and liabilities:
Accounts and notes receivable	(609)	381
Unbilled revenue	(3,099)	—
Inventories	(55)	(4,996)
Accounts payable and accrued expenses	(10,033)	1,396
Deferred revenue	817	(26)
Other assets and liabilities	(3,083)	429

Net cash used in operating activities	(11,765)	(1,666)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,050)	(675)
Investment in multi-client data library	(2,636)	—
Proceeds from the sale of fixed assets	—	1,504
Proceeds from collection of long-term note receivable	—	5,800
Business acquisition	—	(38,404)
Liquidation of Energy Virtual Partners, Inc.	—	117

Net cash used in investing activities	(3,686)	(31,658)

Cash flows from financing activities:
Payments on notes payable, long-term debt and lease obligations	(2,156)	(1,002)
Proceeds from preferred stock offering	30,000	—
Payment of preferred dividends	(194)	—
Proceeds from employee stock purchases and exercise of stock options	629	188
Purchases of treasury stock	(65)	(79)

Net cash provided by (used in) financing activities	28,214	(893)

Effect of change in foreign currency exchange rates on cash and cash equivalents	(70)	(290)

Net increase (decrease) in cash and cash equivalents	12,693	(34,507)
Cash and cash equivalents at beginning of period	14,935	59,507

Cash and cash equivalents at end of period	$27,628	$25,000

See accompanying Notes to Unaudited Consolidated Financial Statements.

INPUT/OUTPUT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

     The consolidated balance sheet of Input/Output, Inc. and its subsidiaries (collectively referred to as the “Company” or “I/O”) at December 31, 2004 has been derived from the Company’s audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 2005 (restated - see below), the consolidated statements of operations for the three months ended March 31, 2005 (restated - see below) and 2004, and the consolidated statements of cash flows for the three months ended March 31, 2005 (restated - see below) and 2004 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2005 (restated - see below) are not necessarily indicative of the operating results for a full year or of future operations.

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

     Restatement of Financial Statement as of and for the Three Months Ended March 31, 2005

     The consolidated balance sheet at March 31, 2005 and the consolidated statements of operations and of cash flows for the three months ended March 31, 2005 are being restated as a result of errors in the calculation of royalty expenses related to the multi-client data libraries of GX Technology Corporation (“GXT”), a subsidiary acquired by the Company in June 2004. In its internal review of the financial results of GXT for the second fiscal quarter of 2005, the Company discovered that royalty expenses of approximately $795,000 relating to licenses of GXT’s multi-client seismic survey data should have been recorded in the interim unaudited financial statements for the first quarter of 2005. During this review, the Company also discovered that GXT royalty expenses of approximately $139,000 had not been properly recorded in 2004, and because the miscalculated amount did not have a material impact on the Company’s reported results for the year ended December 31, 2004 or any interim period in 2004, the Company has reflected the correction for this amount in its restated results for the first quarter of 2005. The Company has also included in its restated results for the first quarter of 2005 certain other adjustments totaling $179,000 (reduction of expense), which the Company considers to be immaterial individually and in the aggregate, but that were appropriate to include in an otherwise-required restatement of the period.

     During the second quarter of 2005, the Company implemented and enhanced certain internal control procedures regarding GXT’s royalty expense calculations related to its multi-client data library, designed to provide reasonable assurance against any miscalculations of GXT royalty expenses. The procedures include the timely review and confirmation of the royalty expense calculations and the transactions and underlying documentation supporting the expense calculations. As a result of these procedures, the Company discovered the errors in the calculation of GXT royalty expenses.
     A summary of the restatements included in this amended filing are:

	As Previously
	Reported		As Restated
	(Unaudited)	Adjustments	(Unaudited)
	(In thousands, except per share data)

Balance Sheet as of March 31, 2005
Current portion of notes receivable, net	$10,704	$(205)	$10,499
Inventories	85,333	(94)	85,239
Total current assets	208,813	(299)	208,514
Property, plant and equipment	42,999	49	43,048
Multi-client data library	10,285	(45)	10,240
Goodwill	148,637	361	148,998
Total assets	493,466	66	493,532
Accounts payable	31,221	(120)	31,101
Accrued expenses	26,641	1,108	27,749
Total current liabilities	72,443	988	73,431
Additional paid-in capital	481,364	(167)	481,197
Accumulated deficit	(164,773)	(755)	(165,528)
Total stockholders’ equity	311,312	(922)	310,390
Total liabilities and stockholders’ equity	493,466	66	493,532

Statement of Operations for the three months ended March 30, 2005
Net sales	$66,837	$—	$66,837
Costs of sales	50,993	704	51,697
Gross profit	15,844	(704)	15,140
Research and development	4,643	(88)	4,555
General and administrative	6,322	(17)	6,305
Total operating expenses	18,646	(105)	18,541
Income (loss) from operations	(2,802)	(599)	(3,401)
Interest expense	(1,793)	49	(1,744)
Interest income	276	(205)	71
Income (loss) before income taxes	(4,278)	(755)	(5,033)
Net loss	(3,063)	(755)	(3,818)
Net loss applicable to common shares	(3,257)	(755)	(4,012)
Basic and diluted net loss per common share	$(0.04)	$(0.01)	$(0.05)

Statement of Cash Flows for the three months ended March 30, 2005
Net loss	$(3,063)	$(755)	$(3,818)
Adjustments to reconcile net loss to cash used in operating activities:
Bad debt expense	138	205	343
Change in operating assets and liabilities:
Inventories	(149)	94	(55)
Accounts payable and accrued expenses	(10,916)	883	(10,033)
Other assets and liabilities	(2,660)	(423)	(3,083)
Net cash used in operating activities	(11,769)	4	(11,765)
Purchase of property, plant and equipment	(1,001)	(49)	(1,050)
Investment in multi-client data library	(2,681)	45	(2,636)
Net cash used in investing activities	(3,682)	(4)	(3,686)

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

(3) Pro forma Results of Acquisitions

     In June 2004, the Company purchased all the equity interest in GXT and in February 2004, the Company purchased all the share capital of Concept Systems Holding Limited (Concept Systems). The consolidated results of operations of the Company include the results of GXT and Concept Systems from the dates of acquisition. As discussed in Note 1, the financial statements of the three months ended March 31, 2005 are being restated as a result of errors in the calculation of royalty expenses related to the multi-client data library of GXT. As a result, the pro forma information for the three months ended March 31, 2004 is also being restated to give effect to a correction of the royalty expense of that pre-acquisition period that increases net loss by $228,000 ($0.01 per share). The following summarized unaudited pro forma consolidated income statement information for the three months ended March 31, 2004, assumes that the GXT and Concept Systems acquisitions had occurred as of the beginning of the period presented. The Company has prepared these unaudited pro forma financial results for comparative purposes only. These unaudited pro forma financial results may not be indicative of the results that would have occurred if we had completed the acquisitions as of the beginning of the period presented or the results that will be attained in the future. Amounts presented below are in thousands, except for the per share amounts:

	As Previously
	Reported		As Restated
	Pro forma		Pro forma
	Three Months		Three Months
	Ended		Ended
	March 31, 2004	Adjustment	March 31, 2004
Net sales	$57,760	$—	$57,760
Income from operations	$1,668	$(228)	$1,440
Net loss applicable to common shares	$(162)	$(228)	$(390)
Basic and diluted net loss per common share	$(0.00)	$(0.01)	$(0.01)

(4) Stock-Based Compensation

     The Company has elected to continue to follow the intrinsic value method of accounting for equity-based compensation as prescribed by APB Opinion No. 25. If the Company had adopted SFAS No. 123, net loss applicable to common shares, basic and diluted net loss per common share for the periods presented would have changed as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2005	2004
	(Restated)
Net loss applicable to common shares	$(4,012)	$(558)
Add: Stock-based employee compensation expense included in reported net loss applicable to common shares	436	39
Deduct: Stock-based employee compensation expense determined under fair value methods for all awards	(1,350)	(657)

Pro forma net loss applicable to common shares	$(4,926)	$(1,176)

Basic and diluted net loss per common share – as reported	$(0.05)	$(0.01)

Pro forma basic and diluted net loss per common share	$(0.06)	$(0.02)

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

     A summary of segment information for the three months ended March 31, 2005 and 2004 is as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Net sales:
Land Imaging Systems	$30,557	$20,637
Marine Imaging Systems	10,873	11,460
Data Management Solutions	3,151	2,281
Seismic Imaging Solutions	22,256	1,508
Corporate and Other	—	401

Total	$66,837	$36,287

Income (loss) from operations:	(Restated)
Land Imaging Systems	$3,058	$1,660
Marine Imaging Systems	1,093	2,790
Data Management Solutions	(124)	922
Seismic Imaging Solutions	(1,038)	81
Corporate and Other	(6,390)	(4,409)

Total	$(3,401)	$1,044

     A summary of net sales by products and services is as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Equipment and system sales	$39,473	$31,145
Multi-client data library sales (including underwriting revenues)	12,527	—
Imaging services	9,283	975
Other revenues	5,554	4,167

Total	$66,837	$36,287

(6) Accounts and Notes Receivable

     A summary of accounts receivable is as follows (in thousands):

	March 31,	December 31,
	2005	2004
Accounts receivable, principally trade	$66,175	$64,751
Less allowance for doubtful accounts	(3,268)	(3,153)

Accounts receivable, net	$62,907	$61,598

     Notes receivable are collateralized by the products sold, bear interest at contractual rates ranging from 5.1% to 8.0% per year and are due at various dates through 2006. The weighted average interest rate at March 31, 2005 was 6.1%. A summary of notes receivable, accrued interest and allowance for doubtful notes is as follows (in thousands):

	March 31,	December 31,
	2005	2004
	(Restated)
Notes receivable and accrued interest	$19,619	$20,820
Less allowance for doubtful notes	(5,897)	(5,893)

Notes receivable, net	13,722	14,927
Less current portion of notes receivable, net	10,499	10,784

Long-term notes receivable	$3,223	$4,143

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

(7) Inventories

     A summary of inventories, net of reserves, is as follows (in thousands):

	March 31,	December 31,
	2005	2004
	(Restated)
Raw materials and subassemblies	$32,915	$30,039
Work-in-process	4,653	5,100
Finished goods	47,671	51,520

Total	$85,239	$86,659

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

(13) Comprehensive Net Loss

     The components of comprehensive net loss are as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2004
	(Restated)
Net loss applicable to common shares	$(4,012)	$(558)
Foreign currency translation adjustment	(943)	(383)

Comprehensive net loss	$(4,955)	$(941)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     See Note 1 of Notes to Unaudited Consolidated Financial Statements for explanation on the restatement of financial statements as of and for the three months ended March 31, 2005.

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

     We operate our company through four business segments: Land Imaging Systems, Marine Imaging Systems, Data Management Solutions and Seismic Imaging Solutions. The following table provides an overview of key financial metrics for our company as a whole and our four business segments during the three months ended March 31, 2005:

		Land		Marine		Data		Seismic
	I/O	Imaging		Imaging		Management		Imaging
	Consolidated	Systems		Systems		Solutions		Solutions		Other
Net sales	$66,837	$30,557		$10,873		$3,151		$22,256		$—
Income (loss) from operations (Restated)	$(3,401)	$3,058		$1,093		$(124)		$(1,038)		$(6,390	)*
Net loss applicable to common shares (Restated)	$(4,012)		**		**		**		**		**
Basic and diluted net loss per common share (Restated)	$(0.05)	—		—		—		—		—

*	Represents corporate general and administrative expenses not allocated to any segment.

**	Net income (loss) applicable to common shares by business segment is not considered a key financial metric.

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

     GXT’s, which is included within our Seismic Imaging Solutions segment, net sales for the first quarter of 2005 were $20.7 million. Gross margins from GXT were only 13% for the first quarter of 2005. However, during the first quarter, GXT saw growing demand for its processing services, and we believe GXT’s revenues and gross margins will improve in subsequent periods in 2005 because of the increased demand and the resulting greater capacity absorption.

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

     Gross Profit and Gross Profit Percentage: Gross profit of $15.1 million for the three months ended March 31, 2005 increased $3.2 million, compared to the corresponding period last year. The improvement in gross profit was mainly driven by the contributions from GXT. Gross profit percentage for the three months ended March 31, 2005 was 23% compared to 33% in the prior year. Gross profit percentage for the three months ended March 31, 2005, was lower as delays in higher margin systems sales were replaced with lower margin sales of vibrator trucks and other mature products.

     Research and Development: Research and development expense of $4.6 million for the three months ended March 31, 2005 increased $0.8 million compared to the corresponding period last year. This increase is mainly due to the acquisitions of GXT and Concept Systems, which added $0.8 million and $0.1 million, respectively, to our research and development expenses.

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

     General and Administrative: General and administrative expense of $6.3 million for the three months ended March 31, 2005 increased $1.6 million compared to the corresponding period last year. The increase in general and administrative expense is primarily a result of the acquisitions of GXT and Concept Systems, which added $0.4 million and $0.3 million, respectively, to our general and administrative expenses and fees associated with the implementation of requirements under the Sarbanes-Oxley Act of 2002.

     Net Interest Expense: Total net interest expense of $1.7 million for the three months ended March 31, 2005 increased $0.6 million over the corresponding period last year. The increase is largely due to $0.2 million of interest due on certain of our accounts payable to our significant vendors, as well as a $0.2 million decrease in interest income as a result of our write-down of the LARGE note receivables in 2004. Also, we acquired GXT in June 2004, which typically finances its equipment purchases through capital leases. At March 31, 2005, GXT had $5.4 million outstanding under their capital leases, having rates ranging from 3.5% to 13.9%, resulting in an increase to our interest expense of $0.1 million during the three months ended March 31, 2005.

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

Cash Flow from Investing Activities

     Net cash flow used in investing activities was $3.7 million for the three months ended March 31, 2005, compared to $31.7 million for the three months ended March 31, 2004, principally as a result of the Concept Systems acquisition in February 2004. We purchased $1.0 million of equipment and invested $2.6 million in our multi-client data library during the three months ended March 31, 2005. We expect to expend an additional $10 million to $20 million for equipment purchases and investment in our multi-client data library during the remaining nine months of 2005. The range of expenditures is primarily related to our multi-client data library which will be determined based upon the level of underwriting obtained.

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

     In connection with the review of our quarterly financial statements for the quarter ended September 30, 2004, our management and PricewaterhouseCoopers LLP (PWC), our independent registered public accounting firm, detected a weakness in internal control over financial reporting involving the lack of adequate review of a final sales contract by GXT’s accounting personnel. Appropriate reviews were performed and corresponding changes were reflected in our quarterly financial statements before the statements were issued. Our management believes that we have remediated this weakness during the fourth quarter of 2004 by implementing certain contract review procedures within GXT’s accounting department that are designed to prevent such occurrences. In reliance on guidance contained in an interpretive release by the staffs of the SEC’s Office of Chief Accountant and Division of Corporation Finance, our management determined to exclude GXT from the scope of management’s assessment of I/O’s internal control over financial reporting as of December 31, 2004, since GXT had been acquired by I/O in 2004.

     During 2004, we implemented a number of procedures to strengthen our internal controls, including procedures to comply with the annual internal controls assessment and attestation requirements under Section 404 of the Sarbanes-Oxley Act of 2002 and the related SEC rules. While we completed our evaluation procedures and our management reported that our internal control over financing reporting was effective as of December 31, 2004, we may experience controls deficiencies or weaknesses in the future (as noted below), which could adversely impact the accuracy and timeliness of our future financial reporting and reports and filings we make with the SEC.
     During the second quarter of 2005, we implemented and enhanced certain internal control procedures regarding GXT’s royalty expense calculations related to its multi-client data library, designed to provide reasonable assurance against any miscalculations of GXT royalty expenses. As a result of these procedures, we discovered errors in the calculation of GXT royalty expenses applicable to the three months ended March 31, 2005. The impact of these errors was an understatement of net loss of $795,000 for the three months ended March 31, 2005. In August 2005, we announced the understatement and are restating those results in this Form 10-Q/A. These errors in the calculation of GXT royalty expenses did not have a material impact on our reported results for the year ended December 31, 2004, any interim periods, or any prior periods. Therefore, we have not restated any of our consolidated financial statements for 2004 or prior periods. For more information regarding our internal controls and procedures, see Item  4. Controls and Procedures.

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

Item 4. Controls and Procedures

     Restatement: As described in more detail in Note 1 of Notes to Unaudited Consolidated Financial Statements, we announced in August 2005 that we had understated GXT’s royalty expenses related to its multi-client data libraries by $795,000 during the three months ended March 31, 2005. As part of our continuous process of reviewing and improving internal control over financial reporting, during the second quarter of 2005 we implemented and enhanced our control over financial reporting regarding GXT’s royalty expense calculations related to its multi-client data library, designed to provide reasonable assurance against any miscalculations of GXT royalty expenses. We replaced two financial and accounting positions at GXT with a new Vice President of Finance and a new Financial Controller at the GXT level. We also enhanced procedures at GXT for better segregation and identification of information regarding multi-client survey projects and other projects. In addition, we implemented or enhanced processes for assigning specific responsibilities for the regular review of project terms and management review procedures of the calculations and conclusions made by accounting personnel and modifying and confirming the relevant reports for these projects and preparation of the reports.
      As a result of these procedures implemented at GXT during the second quarter of 2005, we identified and determined that $795,000 of GXT royalty expenses should have been recorded in the first quarter of 2005 instead of in the second quarter of 2005. The misstatement resulted from ineffective control over the calculation and recording of royalty expense at GXT at March 31, 2005 as these controls did not effectively and timely confirm the accuracy of GXT’s royalty expense calculations. We have determined that this control deficiency was a material weakness in our internal control over financial reporting as of March 31, 2005. A material weakness is a control deficiency or combination of deficiencies that result in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
      Disclosure Controls and Procedures: We have established disclosure controls and procedures designed to provide reasonable assurance that material information relating to I/O and its consolidated subsidiaries is made known to the officers who certify our financial reports and to other members of senior management and our Board of Directors. Based on their evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2005, our principal executive officer and principal financial officer had concluded that our disclosure controls and procedures were effective at that time to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms at the reasonable assurance level. Our first quarter Form 10-Q filed with the SEC on May 9, 2005 contained disclosure of this conclusion. In light of the material weakness identified at GXT related to royalty expenses as of March 31, 2005, our principal executive officer and principal financial officer have now concluded that, as of March 31, 2005, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms at the reasonable assurance level.
     In reliance on guidance contained in an interpretive release issued by the staff of the SEC’s Office of Chief Accountant and Division of Corporation Finance in June 2004, and as disclosed in our assessment of internal control over financial reporting included in our 2004 Form 10-K, we excluded GXT from our assessment of internal control over financial reporting as of December 31, 2004, because GXT was acquired by us in a purchase combination transaction during 2004. Since our acquisition of GXT, we have made numerous changes to GXT’s internal controls over financial reporting in addition to making changes to certain key finance and accounting personnel at GXT and changes to other procedures and policies applicable to GXT. We continue the process of evaluating GXT’s internal controls under the requirements of the Sarbanes-Oxley Act of 2002 and, at the date of this quarterly report, we have not completed our evaluation. However, we expect to complete the requirements with regard to GXT during 2005.
      Changes in Internal Control in Financial Reporting: Based on the above changes in procedure and process undertaken in the second quarter of 2005, we believe that the material weakness in our internal control over financial reporting related to GXT royalty expenses had been remediated as of June 30, 2005. Accordingly, we intend to report in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 that, based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2005 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
      Except for extending our common Enterprise Resource Planning application to our Marine Imaging Systems segment, there were no changes in our internal controls over financial reporting during the quarterly period ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6. Exhibits

10.1	*	Severance Agreement by and between Jorge Machnizh and Input/Output, Inc., dated as of April 29, 2005 and effective as of May 7, 2005.

31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

*		Previously filed with original report

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INPUT/OUTPUT, INC.
By:	/s/ J. Michael Kirksey
J. Michael Kirksey
Executive Vice President and Chief Financial Officer

Date: August 15, 2005

EXHIBIT INDEX

Exhibit No.	Description
10.1*	Severance Agreement by and between Jorge Machnizh and Input/Output, Inc., dated as of April 29, 2005 and effective as of May 7, 2005.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

*	Previously filed with original report