Form 10-Q
period 2005-06-30
INPUT OUTPUT INC
filed 2005-08-15
CIK 866609

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☑ No: ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes: ☑ No: ☐
At July 28, 2005, there were 78,969,036 shares of common stock, par value $0.01 per share, outstanding.

INPUT/OUTPUT, INC. AND SUBSIDIARIES
TABLE OF CONTENTS FOR FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2005

INPUT/OUTPUT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2005	2004
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$20,413	$14,935
Restricted cash	1,645	2,345
Accounts receivable, net	72,816	61,598
Current portion of notes receivable, net	10,185	10,784
Unbilled revenue	12,854	7,309
Inventories	83,877	86,659
Prepaid expenses and other current assets	12,964	7,974

Total current assets	214,754	191,604
Notes receivable	2,462	4,143
Property, plant and equipment, net	28,555	45,239
Multi-client data library, net	9,542	9,572
Investments at cost	4,000	3,500
Goodwill	148,998	147,066
Intangible and other assets, net	71,050	77,992

Total assets	$479,361	$479,116

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable and current maturities of long-term debt and lease obligations	$3,648	$6,564
Accounts payable	24,479	40,856
Accrued expenses	25,942	26,686
Deferred revenue	7,924	8,423

Total current liabilities	61,993	82,529
Long-term debt and lease obligations, net of current maturities	70,544	79,387
Other long-term liabilities	4,561	2,688

Cumulative convertible preferred stock	29,779	—

Stockholders’ equity:
Common stock, $0.01 par value; authorized 200,000,000 shares; outstanding 78,881,989 shares at June 30, 2005 and 78,561,675 shares at December 31, 2004, net of treasury stock	798	795
Additional paid-in capital	481,801	480,845
Accumulated deficit	(163,081)	(161,516)
Accumulated other comprehensive income	163	2,449
Treasury stock, at cost, 778,391 shares at June 30, 2005 and 784,009 shares at December 31, 2004	(5,777)	(5,844)
Unamortized restricted stock compensation	(1,420)	(2,217)

Total stockholders’ equity	312,484	314,512

Total liabilities and stockholders’equity	$479,361	$479,116

See accompanying Notes to Unaudited Consolidated Financial Statements.

INPUT/OUTPUT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands, except share and per share data)
Net sales	$84,024	$62,326	$150,861	$98,614
Cost of sales	60,600	41,183	112,298	65,503

Gross profit	23,424	21,143	38,563	33,111

Operating expenses (income):
Research and development	4,779	4,722	9,334	8,505
Marketing and sales	7,281	5,016	14,967	8,314
General and administrative	6,494	5,852	12,799	10,545
Loss (gain) on sale of assets	81	(47)	76	(896)

Total operating expenses	18,635	15,543	37,176	26,468

Income from operations	4,789	5,600	1,387	6,643
Interest expense	(1,615)	(1,497)	(3,359)	(2,993)
Interest income	193	290	264	758
Other income	24	140	65	158

Income (loss) before income taxes	3,391	4,533	(1,643)	4,566
Income tax expense (benefit)	521	347	(694)	938

Net income (loss)	2,870	4,186	(949)	3,628
Preferred dividend	422	—	616	—

Net income (loss) applicable to common shares	$2,448	$4,186	$(1,565)	$3,628

Basic net income (loss) per common share	$0.03	$0.07	$(0.02)	$0.07

Weighted average number of common shares outstanding	78,744,692	57,073,916	78,694,481	54,596,409

Diluted net income (loss) per common share	$0.03	$0.07	$(0.02)	$0.07

Weighted average number of diluted common shares outstanding	79,676,173	71,425,088	78,694,481	55,004,577

See accompanying Notes to Unaudited Consolidated Financial Statements.

INPUT/OUTPUT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2005	2004
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(949)	$3,628
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization (other than multi-client library)	13,004	5,811
Amortization of multi-client library	3,793	610
Amortization of restricted stock and other stock compensation	922	112
Reduction of tax reserves	(1,303)	—
Bad debt expense	457	297
Loss (gain) on sale of fixed assets	76	(896)
Change in operating assets and liabilities:
Accounts and notes receivable	(9,895)	(18,924)
Unbilled revenue	(5,545)	(1,076)
Inventories	6,722	(6,083)
Accounts payable and accrued expenses	(18,261)	7,148
Deferred revenue	(810)	4,588
Other assets and liabilities	(5,670)	473

Net cash used in operating activities	(17,459)	(4,312)

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,462)	(1,722)
Investment in multi-client data library	(3,763)	—
Proceeds from the sale of fixed assets	30	1,588
Proceeds from collection of long-term note receivable	—	5,800
Business acquisition	—	(174,999)
Cash of acquired businesses	—	2,193
Investment at cost	(500)	—
Liquidation of Energy Virtual Partners, Inc.	—	117

Net cash used in investing activities	(6,695)	(167,023)

Cash flows from financing activities:
Borrowings under revolving line of credit	2,057	—
Payments on notes payable, long-term debt and lease obligations	(3,965)	(2,165)
Net proceeds from issuance of common stock	—	150,066
Net proceeds from preferred stock offering	29,779	—
Payment of preferred dividends	(616)	—
Return of deposit securing a letter of credit	1,500	—
Proceeds from employee stock purchases and exercise of stock options	1,148	408
Purchases of treasury stock	(81)	(79)

Net cash provided by financing activities	29,822	148,230

Effect of change in foreign currency exchange rates on cash and cash equivalents	(190)	(337)

Net increase (decrease) in cash and cash equivalents	5,478	(23,442)
Cash and cash equivalents at beginning of period	14,935	59,507

Cash and cash equivalents at end of period	$20,413	$36,065

See accompanying Notes to Unaudited Consolidated Financial Statements.

INPUT/OUTPUT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation
     The consolidated balance sheet of Input/Output, Inc. and its subsidiaries (collectively referred to as the “Company” or “I/O”) at December 31, 2004 has been derived from the Company’s audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 2005, the consolidated statements of operations for the three and six months ended June 30, 2005 and 2004, and the consolidated statements of cash flows for the six months ended June 30, 2005 and 2004 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the operating results for a full year or of future operations.
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
     In the first quarter of 2005, the Company determined that the estimated useful economic life of its multi-client data library is four years from the date a multi-client data library becomes available for commercial sale. Prior to the first quarter of 2005, the estimated useful life of a multi-client data library once it became available for commercial sale was two years for 2-D projects and three years for 3-D projects. Therefore, the Company’s method of amortizing the costs of a multi-client data library available for commercial sale is the greater of (i) the percentage of actual revenue to the total estimated revenue multiplied by the estimated total cost of the project or (ii) the straight-line basis over a four-year period. The change in estimate was determined based upon the further historical experience of GX Technology Corporation (GXT) in marketing and selling its multi-client data libraries, in addition to a review of industry standards regarding such useful economic lives. The change did not have a material impact to the Company’s results of operations during the six months ended June 30, 2005.
(3) Pro Forma Results of Acquisitions
     In June 2004, the Company purchased all the equity interest of GXT, and in February 2004, the Company purchased all the share capital of Concept Systems Holding Limited (Concept Systems). The consolidated results of operations of the Company include the results of GXT and Concept Systems from the dates of acquisition. The following summarized unaudited pro forma consolidated income statement information for the three and six months ended June 30, 2004, assumes that the GXT and Concept Systems acquisitions had occurred as of the beginning of the period presented. The Company has prepared these unaudited pro forma financial results for comparative purposes only. These unaudited pro forma financial results may not be indicative of the results that would have occurred if the Company had completed the acquisitions as of the beginning of the period presented or the results that will be attained in the future.
     The Company has adjusted these pro forma income statements as a result of the final purchase price studies which were completed in the fourth quarter of 2004. In addition, during the second quarter of 2005 the Company discovered that royalty expenses incurred by GXT related to its multi-client data library had not been properly recorded in the first quarter of 2005. See Item 4. — Controls and Procedures for further discussion of the procedures implemented during the second quarter of 2005 that discovered these errors. As a result of these errors, the Company restated its financial statements for the three months ended March 31, 2005. The pro forma information for the three and six month periods ended June 30, 2004 are also being restated to give effect to a correction of the royalty expense of that pre-acquisition period. Amounts presented below are in thousands, except for the per share amounts:

	As Previously		As Restated	As Previously		As Restated
	Reported Pro forma		Pro forma	Reported Pro forma		Pro forma
	Three Months		Three Months Ended	Six Months Ended		Six Months Ended
	Ended June 30, 2004	Adjustment	June 30, 2004	June 30, 2004	Adjustment	June 30, 2004
Net sales	$74,915	$—	$74,915	$132,677	$—	$132,677
Income from operations	$3,573	$(401)	$3,172	$5,064	$(454)	$4,610
Net income applicable to common shares	$1,979	$(446)	$1,533	$3,158	$(2,016)	$1,142
Basic net income per common share	$0.03	$(0.01)	$0.02	$0.04	$(0.02)	$0.02
Diluted net income per common share	$0.03	$(0.01)	$0.02	$0.04	$(0.03)	$0.01
(4) Stock-Based Compensation

     The Company has elected to continue to follow the intrinsic value method of accounting for equity-based compensation as prescribed by APB Opinion No. 25. If the Company had adopted SFAS No. 123, net income (loss) applicable to common shares, basic and diluted net income (loss) per common share for the periods presented would have changed as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income (loss) applicable to common shares	$2,448	$4,186	$(1,565)	$3,628
Add: Stock-based employee compensation expense included in reported net income (loss) applicable to common shares	486	73	922	112
Deduct: Stock-based employee compensation expense determined under fair value methods for all awards	(1,367)	(628)	(2,682)	(1,222)

Pro forma net income (loss) applicable to common shares	$1,567	$3,631	$(3,325)	$2,518

Basic and diluted net income (loss) per common share – as reported	$0.03	$0.07	$(0.02)	$0.07

Pro forma basic and diluted net income (loss) per common share	$0.02	$0.06	$(0.04)	$0.05

     The fair value of each option was determined using the Black-Scholes option valuation model. The key variables used in valuing the options were as follows: average risk-free interest rate based on 5-year Treasury bonds, an estimated option term of five years, no dividends and expected stock price volatility of 60% during the three and six months ended June 30, 2005 and 2004.
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
     A summary of segment information for the three and six months ended June 30, 2005 and 2004 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net sales:
Land Imaging Systems	$37,445	$36,637	$68,002	$57,275
Marine Imaging Systems	16,773	13,095	27,646	24,554
Data Management Solutions	3,700	4,685	6,851	6,966
Seismic Imaging Solutions	26,106	7,672	48,362	9,179
Corporate and Other	—	237	—	640

Total	$84,024	$62,326	$150,861	$98,614

Income (loss) from operations:
Land Imaging Systems	$4,762	$5,948	$7,820	$7,608
Marine Imaging Systems	4,406	2,383	5,499	5,173
Data Management Solutions	478	1,189	354	2,110
Seismic Imaging Solutions	1,857	2,615	818	2,696
Corporate and Other	(6,714)	(6,535)	(13,104)	(10,944)

Total	$4,789	$5,600	$1,387	$6,643

     A summary of net sales by products and services is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Equipment and system sales	$51,680	$49,002	$91,153	$80,148
Multi-client data library sales (including underwriting revenues)	10,979	4,383	23,506	4,383
Imaging services	15,051	3,192	24,334	4,166
Other revenues	6,314	5,749	11,868	9,917

Total	$84,024	$62,326	$150,861	$98,614

(6) Accounts and Notes Receivable
     A summary of accounts receivable is as follows (in thousands):

	June 30,	December 31,
	2005	2004
Accounts receivable, principally trade	$76,000	$64,751
Less allowance for doubtful accounts	(3,184)	(3,153)

Accounts receivable, net	$72,816	$61,598

     Notes receivable are collateralized by the products sold, bear interest at contractual rates ranging from 5.1% to 8.0% per year and are due at various dates through 2006. The weighted average interest rate at June 30, 2005 was 5.9%. A summary of notes receivable, accrued interest and allowance for doubtful notes is as follows (in thousands):

	June 30,	December 31,
	2005	2004
Notes receivable and accrued interest	$18,609	$20,820
Less allowance for doubtful notes	(5,962)	(5,893)

Notes receivable, net	12,647	14,927
Less current portion of notes receivable, net	10,185	10,784

Long-term notes receivable	$2,462	$4,143

     In 2004, the Company sold its first VectorSeis® Ocean system for seabed data acquisition. A portion of the purchase was financed by the Company through a series of notes receivable totaling $6.9 million at December 31, 2004. During the second quarter of 2005, the Company advanced to the customer $4.6 million on a non-interest bearing basis. The Company imputed interest on a short-term basis as expectation is the advance will be repaid over a short-term period. The combination of these notes and other activity with this customer increased the total outstanding balance to $14.8 million at June 30, 2005. In July 2005, the Company and the customer entered into a Memorandum of Understanding (MOU) which provides for proposed terms of repayment of the outstanding balances on a secured basis. In addition to the repayment plan, the MOU provides for the Company to purchase for $1.8 million all intellectual property rights or other claims the customer may have regarding the VectorSeis Ocean system as a result of the customer’s work on enhancing the system. The Company expects to be paid in full on all of this customer’s obligations owed to it.
(7) Inventories
     A summary of inventories is as follows (in thousands):

	June 30,	December 31,
	2005	2004
Raw materials and subassemblies	$34,812	$33,791
Work-in-process	8,176	5,737
Finished goods	50,971	57,953
Reserve for excess and obsolete inventories	(10,082)	(10,822)

Inventories, net	$83,877	$86,659

     As part of the Company’s business plan, the Company uses contract manufacturers as an alternative to in-house manufacturing. Under certain of the Company’s outsourcing arrangements, its manufacturing outsourcers first utilize the Company’s on-hand inventory, then directly purchase inventory at agreed-upon quantities and lead times in order to meet the Company’s scheduled deliveries. If demand proves to be less than the Company originally forecasted and the Company cancels its committed purchase orders, its outsourcer generally has the right to require the Company to purchase inventory which it had purchased on the Company’s behalf. During the six months ended June 30, 2005, the Company purchased $2.0 million of inventory under these obligations.
(8) Non-Cash Investing and Financing Activities

     In June 2005, the owner of the Company’s corporate headquarters and manufacturing facility located in Stafford, Texas, sold the facilities to two unrelated parties. See further discussion of certain effects of this transaction on the Company at Note 9 of Notes to Unaudited Consolidated Financial Statements.
     In February 2004, the Company acquired all of the share capital of Concept Systems. As part of the consideration, the Company issued 1,680,000 of its common shares, valued at $10.8 million. Also, in June 2004, the Company acquired all the capital stock of GXT. As part of the purchase consideration for the GXT acquisition, the Company assumed certain outstanding GXT stock options, valued at $14.6 million.
     During the six months ended June 30, 2005 and 2004, respectively, the Company transferred $1.1 million and $4.4 million, respectively, of inventory at cost, to property, plant and equipment.
(9) Notes Payable, Long Term Debt and Lease Obligations
     In May 2005, the Company obtained a $25.0 million revolving line of credit with a maturity date of May 24, 2008. The outstanding balance of indebtedness under this credit facility was $2.1 million at June 30, 2005. Beginning October 1, 2005, the Company can elect to use either the lender’s Base Rate (as defined in the agreement) or the three month LIBOR rate plus 2.25% to 2.75% (depending on the Company’s Fixed Charge Coverage Ratio, as defined in the agreement) in connection with borrowings under the revolving line of credit. Prior to October 1, 2005, the lender’s Base Rate applies. The annual interest rate in effect at June 30, 2005 was 6.25%. The Company is obligated to pay a commitment fee of 0.25% per annum on the unused portion of the revolving credit facility. In addition, the Company can issue letters of credit totaling up to $5 million under this facility, which, if issued, reduces the Company’s borrowing availability under this revolving line of credit. At June 30, 2005, a $0.6 million letter of credit had been issued under this facility.
     A portion of the Company’s assets are pledged as collateral for outstanding borrowings under this revolving line of credit. Total borrowings are subject to a borrowing base limitation based on a percentage of eligible accounts receivable and inventories. As of June 30, 2005, the borrowing base calculation permitted total borrowings of $25.0 million, of which $22.3 million remained available. The credit agreement prohibits the Company from paying common stock dividends and limits certain capital expenditures (as defined), incurring additional debt, selling significant assets, acquiring other businesses, and merging with other entities without the consent of the lenders. The credit agreement requires compliance with certain financial and non-financial covenants, including quarterly requirements related to the Fixed Charge Coverage Ratio (not less than 1.25 to 1), as defined in the agreement. At June 30, 2005, the Company was in compliance with all of the covenants under the credit agreement.
     In 2001, the Company sold its building that served as the corporate headquarters and manufacturing facility located in Stafford, Texas for $21.0 million. Simultaneously with the sale, the Company entered into a non-cancelable twelve-year lease with the purchaser of the property. The Company (seller-lessee) had continuing involvement in the property that precluded sale-leaseback accounting. As a result, the sale and leaseback was accounted for as a financing transaction and the Company recorded a lease obligation of $21.0 million using an implicit interest rate of 9.1% per annum.
     In June 2005, the owner sold the facilities to two parties, who are unrelated to each other as well as unrelated to the seller. In conjunction with the sale of the facilities, the Company entered into two separate lease arrangements for each of the facilities with the new owner. One lease (the Operating Lease), which was classified as an operating lease, had a lease term of twelve years; while the other lease (the Lease Obligation) continued to be accounted for as a financing transaction because the continuing involvement still existed, had a lease term of ten years. Both leases have renewal options which allowed the Company to extend the leases up to an additional twenty-year term. The Company determined that the renewal options were not reasonably assured of exercise.
     Because the Company subleases more than a minor portion of the property under the Lease Obligation, the Company recorded the commitment as a $6.3 million lease obligation at an implicit interest rate of 9% per annum. The Operating Lease qualified as a sale-leaseback for financial reporting purposes; as a result, in June 2005, $11.8 million under its lease obligations and $8.1 million of long-term assets (primarily fixed assets) were treated as being disposed of, with the Company recording a deferred gain of $3.7 million. The deferred gain will be recognized on the straight-line basis over the twelve-year lease term. Under the previous lease arrangements, the Company had provided a letter of credit to the previous owner, which the Company secured by depositing $1.5 million with the issuing bank. There are no similar requirements under the new lease agreements; therefore, in June 2005, the letter of credit was terminated and the Company reclassified the $1.5 million deposit to cash and cash equivalents as the deposit has a maturity of less than three months.
     The Company has entered into a series of equipment loans that are due in installments for the purpose of financing the purchase of computer equipment in the form of capital leases expiring in various years through 2008. Interest charged under these loans range from 3.5% to 13.9% and the leases are collateralized by liens on the computer equipment. The assets and liabilities under these capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are depreciated over the lesser of their related lease terms or their estimated productive lives. The unpaid balance at June 30, 2005 was $5.5 million.

     In December 2003, the Company issued $60.0 million of convertible senior notes, which mature on December 15, 2008. The notes bear interest at an annual rate of 5.5%, payable semi-annually. The notes, which are not redeemable prior to their maturity, are convertible into the Company’s common stock at an initial conversion rate of 231.4815 shares per $1,000 principal amount of notes (a conversion price of $4.32 per share), which represents 13,888,890 total common shares. The Company paid $3.5 million in underwriting and professional fees, which have been recorded as deferred financing costs and are being amortized over the term of the notes.
     A summary of future principal obligations under the notes payable, long-term debt and capital lease obligations as of June 30, 2005, is as follows (in thousands):

	Notes Payable
	and Long-term	Capital Lease
Years Ended December 31,	Debt	Obligations
2005	$379	$2,016
2006	348	2,580
2007	405	1,185
2008	62,527	219
2009	541	—
2010 and thereafter	4,448	—

Total	$68,648	6,000

Imputed Interest		(456)

Net present value of capital lease obligations		5,544
Current portion of capital lease obligations		3,101

Long-term portion of capital lease obligations		$2,443

(10) Cumulative Convertible Preferred Stock
     In February 2005, the Company issued 30,000 shares of a newly designated Series D-1 Cumulative Convertible Preferred Stock (Series D-1 Preferred Stock) in a privately-negotiated transaction, at a purchase price of $1,000 per share, for an aggregate of $29.8 million in net proceeds. Dividends, which are contractually obligated to be paid quarterly, may be paid, at the option of the Company, either in cash or by the issuance of the Company’s common stock. Dividends are paid at a rate equal to the greater of (i) five percent per annum or (ii) the three month LIBOR rate on the last day of the immediately preceding calendar quarter plus two and one-half percent per annum.
     The Series D-1 Preferred Stock may be converted, at the holder’s election, into 3,812,428 shares of the Company’s common stock, subject to adjustment, at an initial conversion price of $7.869 per share, also subject to adjustment in certain events. Also, commencing on February 17, 2007, the holder has the right to redeem all or part of the Series D-1 Preferred Stock. The Company may satisfy its redemption obligations either in cash or by the issuance of the Company’s common stock, calculated based upon the prevailing market price, but not less than $4.45, of the Company's common stock at the time of redemption.
     The Company also granted the holder the right, commencing on August 16, 2005 and expiring on February 16, 2008 (subject to extension), to purchase up to an additional 40,000 shares of Series D-1 Preferred Stock, having similar terms and conditions as the Series D-1 Preferred Stock, and having a conversion price equal to 122% of the then-prevailing market price of the Company’s common stock at the time of its issuance, but not less than $6.31 per share (subject to adjustment in certain events).
(11) Net Income (Loss) per Common Share
     Basic net income (loss) per common share is computed by dividing net income (loss) applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is determined on the assumption that outstanding dilutive stock options have been exercised and the aggregate proceeds were used to reacquire common stock using the average price of such common stock for the period. The total number of options outstanding at June 30, 2005 and 2004 were 7,093,876 and 9,013,446, respectively. The Company has outstanding $60.0 million of convertible senior notes, for which 13,888,890 common shares may be acquired upon their full conversion. The convertible notes are dilutive for the three months ended June 2004, and therefore are included in the diluted net income per common share for that period. However, the convertible notes are anti-dilutive for the three and six months ended June 30, 2005 and the six months ended June 30, 2004 and have been excluded from the diluted net income per common share for those periods. In February 2005, the Company issued the Series D-1 Preferred Stock, which may be converted, at the holder’s election, into 3,812,428 total common shares. The Series D-1 Preferred Stock is anti-dilutive for the periods outstanding and has been excluded from the diluted net income per common share.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income (loss) applicable to common shares	$2,448	$4,186	$(1,565)	$3,628
Income impact of assumed convertible debt conversion	—	648	—	—

Net income (loss) after impact of assumed convertible debt conversion	$2,448	$4,834	$(1,565)	$3,628

Weighted average number of common shares outstanding	78,744,692	57,073,916	78,694,481	54,596,409
Effect of convertible debt conversion	—	13,888,890	—	—
Effect of dilutive stock options	931,481	462,282	—	408,168

Weighted average number of diluted common shares outstanding	79,676,173	71,425,088	78,694,481	55,004,577

Basic net income (loss) per common share	$0.03	$0.07	$(0.02)	$0.07

Diluted net income (loss) per common share	$0.03	$0.07	$(0.02)	$0.07

(12) Deferred Income Tax
     The Company records a valuation allowance for substantially all of its net deferred tax assets, which are primarily net operating loss carryforwards. The Company currently does not recognize a benefit from net operating losses. The establishment of this valuation allowance does not affect the Company’s ability to reduce future tax expense through utilization of prior years’ net operating losses. Income tax expense for the three months ended June 30, 2005 and 2004, and the six months ended June 30, 2004 reflects state and foreign taxes. Included in the income tax benefit for the six months ended June 30, 2005, is a $1.3 million credit due to the resolution of a foreign tax matter for an amount less than the Company’s reserve for that potential liability.
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
(13) Comprehensive Net Income (Loss)
     The components of comprehensive net income (loss) are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income (loss) applicable to common shares	$2,448	$4,186	$(1,565)	$3,628
Foreign currency translation adjustment	(1,343)	(330)	(2,286)	(713)

Comprehensive net income (loss)	$1,105	$3,856	$(3,851)	$2,915

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
     The Brody complaint was voluntarily dismissed by the plaintiff in that case on April 28, 2005. On May 13, 2005, the court ordered the three remaining cases to be consolidated into one case, styled Harold Read, individually and on behalf of all others similarly situated v. Input/Output, Inc, Robert P. Peebler, J. Michael Kirksey, and Michael K. Lambert. The plaintiffs in the consolidated case then filed a Motion for Appointment as Lead Plaintiff and for Approval of Plaintiff’s Choice of Lead Counsel. On June 22, 2005, the court denied the Plaintiff’s motion on the basis that the particular plaintiff and lawyers seeking lead plaintiff and lead counsel status in the case did not meet the requirements under the Federal Rules of Civil Procedure. The court ordered the plaintiff in the case to publish a public notice to find an adequate plaintiff to be designated as lead plaintiff in the case within the following 30 days. The plaintiff published the new notice on June 22, 2005, but did not file a new motion with the court within the required 30-day time period.
     No discovery has been conducted by the parties in the case, and discovery will be stayed should the defendants file a motion to dismiss until there is a ruling on that motion. Based on the Company’s review of the complaints, management believes the lawsuit is without merit and intends to defend the Company and its officers named as parties vigorously. However, management is unable to determine whether the ultimate resolution of the case will have a material adverse impact on the Company’s financial condition, results of operations or liquidity.
     A shareholder derivative lawsuit (Kovalsky v. Robert P. Peebler, et al., No. 2005-17565) was filed on March 16, 2005 in the District Court of Harris County, Texas, 189th Judicial District, against certain of the Company’s officers and all of the members of its board of directors as defendants, and against the Company as a nominal defendant. The complaint alleges breach of the officers’ and directors’ fiduciary duties by failing to correct publicly reported financial results and guidance, abuse of control, gross mismanagement, unjust enrichment and corporate waste. The plaintiff seeks judgment against the defendants for unspecified damages sustained by the Company, restitution, disgorgement of profits, benefits and compensation allegedly obtained by the defendants and attorneys’ and experts’ fees and costs. No discovery has been conducted by the parties in the case. Based on the Company’s review of the Kovalsky complaint, management believes that the derivative suit is without merit and intends to defend vigorously the Company and its officers and directors named as parties in this action. However, management is unable to determine whether the ultimate resolution of this case will have a material adverse impact on the Company’s financial condition, results of operations or liquidity.
     In October 2002, the Company filed a lawsuit against Paulsson Geophysical Services, Inc. (PGSI) and its owner in the 286th District Court for Fort Bend County, Texas, seeking recovery of approximately $0.7 million that was unpaid and due to the Company resulting from the sale of a custom product that PGSI asked the Company to construct in 2001. In 2002, the Company fully reserved for all amounts due from PGSI with regard to this sale. After the Company filed suit to recover the PGSI receivable, PGSI alleged that the delivered custom product was defective and counter-claimed against the Company, asserting breach of contract, breach of warranty and other related causes of action. The case was tried to a jury during May 2004. The jury returned a verdict in June 2004, the results of which would not have supported a judgment awarding damages to either the Company or the defendants. In August 2004, the presiding judge overruled the jury verdict and ordered a new trial. A new trial has been scheduled for November 2005. Company management continues to believe that the ultimate resolution of the case will not have a material adverse impact on the financial condition or liquidity of the Company.
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
     Product Warranty Liabilities: The Company generally warrants that all manufactured equipment will be free from defects in workmanship, materials and parts. Warranty periods generally range from 90 days to three years from the date of original purchase, depending on the product and equipment. The Company provides for estimated warranty costs as a charge to cost of sales at time of sale, which is when estimated future expenditures associated with such contingencies become probable and reasonably estimated. However, new information may become available, or circumstances (such as applicable laws and regulations) may change, thereby resulting in an increase or decrease in the amount required to be accrued for such matters (and therefore a decrease or increase in reported net income in the period of such change). The Company generally receives warranty support from its suppliers regarding equipment which the outsourcer manufactures. A summary of warranty activity is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Balance at beginning of period	$3,781	$3,150	$3,832	$3,433
Accruals for warranties issued during the period	1,061	1,156	2,332	1,377
Settlements made (in cash or in kind) during the period	(1,274)	(745)	(2,596)	(1,249)

Balance at end of period	$3,568	$3,561	$3,568	$3,561

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
     In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment” (SFAS 123R), which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. Currently, the Company will be required to adopt SFAS 123R effective as of January 1, 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on its consolidated results of operations and earnings per share. However, the Company has not yet determined the method of adoption or the actual effects of adopting SFAS 123R, and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
     We are a leading seismic services company, providing seismic data acquisition equipment, software and planning and seismic processing services to the global oil and gas industry. During 2004, we accomplished a major repositioning of our business. Formerly, we were primarily an equipment and technology provider; now we offer our customers full-seismic imaging solutions. In February 2004, we acquired Concept Systems Holdings Limited (Concept Systems), an Edinburgh, Scotland-based provider of software, systems and services for towed streamer, seabed and land seismic operations. In June 2004, we acquired GX Technology Corporation

(GXT), a leading provider of seismic imaging technology, data processing and subsurface imaging services to oil and gas companies. Both acquisitions were completed as part of our strategy to expand the range of products and services we can provide to our existing customers and new end-user customers.
     After several years of decreased levels of seismic activity, we are seeing the businesses of our oil company and seismic contractor customers improve as they have increased their capital spending. We would expect this trend to escalate as they become more confident in the strength of the market, primarily driven by rapidly escalating oil and gas prices. The increase in levels of seismic spending has been primarily evidenced by the increase in sales within our Marine Imaging Systems segment and increased sales of our vibrator trucks within our Land Imaging Systems segment, which reflects the growing international land market. Also, during the second quarter of 2005, GXT returned to profitability due to improving results within their processing business.
     In February 2005, we issued 30,000 shares of a newly designated Series D-1 Cumulative Convertible Preferred Stock (Series D-1 Preferred Stock) in a privately-negotiated transaction and received $29.8 million in net proceeds. Also, in May 2005, we obtained a $25.0 million revolving line of credit which has a maturity date in May 2008. We believe, based upon our forecasts and our liquidity requirements for the near term, that the combination of our projected internally generated cash, the availability of this revolving line of credit and our working capital (including cash and cash equivalents on hand) will provide further flexibility in meeting our growth plans and liquidity requirements for the next twelve months.
     We operate our company through four business segments: Land Imaging Systems, Marine Imaging Systems, Data Management Solutions and Seismic Imaging Solutions. The following table provides an overview of key financial metrics for our company as a whole and our four business segments during the three and six months ended June 30, 2005 compared to those periods one year ago (in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2005		2004		2005	2004
Net sales:
Land Imaging Systems	$37,445		$36,637		$68,002	$57,275
Marine Imaging Systems	16,773		13,095		27,646	24,554
Data Management Solutions	3,700		4,685		6,851	6,966
Seismic Imaging Solutions	26,106		7,672		48,362	9,179
Corporate and Other	—		237		—	640

Total	$84,024		$62,326		$150,861	$98,614

Income (loss) from operations:
Land Imaging Systems	$4,762		$5,948		$7,820	$7,608
Marine Imaging Systems	4,406		2,383		5,499	5,173
Data Management Solutions	478		1,189		354	2,110
Seismic Imaging Solutions	1,857		2,615		818	2,696
Corporate and Other	(6,714	)*	(6,535	)*	(13,104)*	(10,944	)*

Total	$4,789		$5,600		$1,387	$6,643

Net income (loss) applicable to common shares	$2,448		$4,186		$(1,565)	$3,628
Basic net income (loss) per common share	$0.03		$0.07		$(0.02)	$0.07
Diluted net income (loss) per common share	$0.03		$0.07		$(0.02)	$0.07

*	Represents corporate general and administrative expenses not allocated to any segment.
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
Registered Marks

     The information contained in this Quarterly Report on Form 10-Q contains references to our trademarks, service marks and registered marks, as indicated. Except where stated otherwise or unless the context otherwise requires, the terms “VectorSeis,” “VectorSeis System Four” and “DigiCourse” refer to our VectorSeis®, VectorSeis System Four®, and DigiCourse® registered marks.
Results of Operations
     Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
     Net Sales: Net sales of $84.0 million for the three months ended June 30, 2005 increased $21.7 million, compared to the corresponding period last year, due principally to the acquisition of GXT. Land Imaging Systems’ net sales increased slightly, by $0.8 million, to $37.4 million compared to $36.6 million in the corresponding period of last year. This increase was due to an increase in our land acquisition system and vibrator truck sales, partially offset by a decline in our Sensor geophone sales. Due to a strong marine seismic market, Marine Imaging System’s net sales increased $3.7 million to $16.8 million compared to $13.1 million in the corresponding period of last year.
      Seismic Imaging Solutions’ net sales increased $18.4 million, to $26.1 million compared to $7.7 million in the corresponding period last year, due to our acquisition of GXT in June 2004. GXT contributed $24.2 million to our net sales for the three months ending June 30, 2005, compared to $5.6 million in the corresponding period of last year. GXT’s backlog of processing projects has improved significantly since the end of 2004. Concept Systems contributed $3.7 million to our net sales for the second quarter, compared to $4.7 million in the corresponding period of last year. The decrease in net sales of Concept Systems is the result of one contract to a Chinese customer delivered during the three months ended March 31, 2004, that had a greater than normal amount of software and hardware.
     Gross Profit and Gross Profit Percentage: Gross profit of $23.4 million for the three months ended June 30, 2005 increased $2.3 million, compared to the corresponding period last year. Gross profit percentage for the three months ended June 30, 2005 was 28% compared to 34% in the prior year. The decline in our gross margin percentages was primarily due to pricing pressures on our land acquisition systems related to entering new markets and low processing margins at GXT due to their excess processing capacity during the quarter.
     Marketing and Sales: Marketing and sales expense of $7.3 million for the three months ended June 30, 2005 increased $2.3 million, compared to the corresponding period last year. The increase is primarily a result of the acquisition of GXT in June 2004, which added $2.1 million to our marketing and sales expense compared to $0.7 million for the same period one year ago. Excluding the expenses of GXT, our sales and marketing expenses increased primarily related to an increase in sales personnel, an increase in business development personnel within our product groups, an increase in corporate marketing and advertising expenses and expenses related to our sales representative offices in Moscow and Beijing. We intend to continue investing significant sums in our marketing efforts as we penetrate markets for our new products.
     Income Tax Expense: Income tax expense for the three months ended June 30, 2005 was $0.5 million compared to an income tax expense of $0.3 million for the three months ended June 30, 2004. Income tax expense reflected only state and foreign taxes, since we continue to maintain a valuation allowance for substantially all of our net deferred tax assets.
     Preferred Dividend: The preferred dividend is a result of our issuance of Series D-1 Preferred Stock in February 2005, which resulted in $29.8 million of net proceeds. Dividends, which are contractually obligated to be paid quarterly, may be paid, at the option of the Company, either in cash or by the issuance of the Company’s common stock. Dividends are paid at a rate equal to the greater of (i) five percent per annum or (ii) the three month LIBOR rate on the last day of the immediately preceding calendar quarter plus two and one-half percent per annum. The preferred dividend rate was 5.62% at June 30, 2005.
     Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
     Net Sales: Net sales of $150.9 million for the six months ended June 30, 2005 increased $52.3 million, compared to the corresponding period last year due principally to the acquisition of GXT. Land Imaging Systems’ net sales increased by $10.7 million, to $68.0 million compared to $57.3 million in the corresponding period of last year. This increase was due to an increase in our land acquisition system and vibrator truck sales, partially offset by the decline in our Sensor geophone sales. Marine Imaging System’s net sales increased $3.1 million to $27.6 million, compared to $24.5 million in the corresponding period of last year due to a strong marine seismic market.
      Seismic Imaging Solutions’ net sales increased $39.2 million, to $48.4 million compared to $9.2 million in the corresponding period last year, due to our acquisition of GXT in June 2004. GXT contributed $44.9 million to our net sales for the six months ended

June 30, 2005, compared to $5.6 million in the corresponding period of last year. Concept Systems, which we acquired in February 2004, contributed $6.9 million to our net sales for the six months ended June 30, 2005, compared to $7.0 million in the corresponding period of last year.
     Gross Profit and Gross Profit Percentage: Gross profit of $38.6 million for the six months ended June 30, 2005 increased $5.5 million the corresponding period last year. Gross profit percentage for the six months ended June 30, 2005 was 26% compared to 34% in the prior year. The decline in our gross margin percentages is primarily due to pricing pressures on land acquisition systems related to entering new markets and low processing margins at GXT due to their excess processing capacity during the period. A higher mix of lower margin vibrator truck sales during the periods of comparison also lowered the gross profit percentage.
     Marketing and Sales: Marketing and sales expense of $15.0 million for the six months ended June 30, 2005 increased $6.7 million compared to the corresponding period last year. The increase is primarily a result of the acquisition of GXT in June 2004. Excluding the expenses of GXT, our sales and marketing expenses reflect additional sales personnel, an increase in business development personnel within our product groups, an increase in corporate marketing and advertising expenses and expenses related to our sales representative offices in Moscow and Beijing. We intend to continue investing significant sums in our marketing efforts as we penetrate markets for our new products.
     General and Administrative: General and administrative expense of $12.8 million for the six months ended June 30, 2005 increased $2.3 million compared to the corresponding period last year. The increase in general and administrative expense is partially a result of the acquisition of GXT in June 2004, which added $1.1 million to our general and administrative expenses compared to $0.1 million to the corresponding period last year. The remainder of the increase was primarily related to fees associated with the implementation of requirements under Section 404 of the Sarbanes-Oxley Act of 2002.
     Income Tax (Benefit) Expense: Income tax benefit for the six months ended June 30, 2005 was $0.7 million compared to an income tax expense of $0.9 million for the six months ended June 30, 2004. This benefit was primarily due to the closure of a foreign tax matter, which resulted in a $1.3 million reduction in our reserve for that matter. Excluding this tax benefit, income tax expense for the six months ended June 30, 2005 and 2004 reflected only state and foreign taxes, since we continue to maintain a valuation allowance for substantially all of our net deferred tax assets.
Liquidity and Capital Resources
New Sources of Capital
     In February 2005, we issued 30,000 shares of a newly designated Series D-1 Cumulative Convertible Preferred Stock (Series D-1 Preferred Stock) in a privately-negotiated transaction and received $29.8 million in net proceeds. We have no present commitment or ongoing negotiations with respect to any potential acquisition. The Series D-1 Preferred Stock may be converted, at the holder’s election, into 3,812,428 shares of our common stock, subject to adjustment, at an initial conversion price of $7.869 per share, also subject to adjustment in certain events.
     We also granted the holder the right, commencing on August 16, 2005 and expiring on February 16, 2008 (subject to extension), to purchase up to an additional 40,000 shares of one or more additional series of Series D-1 Preferred Stock, having similar terms and conditions as the Series D-1 Preferred Stock, and having a conversion price equal to 122% of the prevailing market price of our common stock at the time of its issuance, but not less than $6.31 per share (subject to adjustment in certain events).
     In May 2005, we obtained a $25.0 million revolving line of credit with a maturity date of May 24, 2008. The outstanding balance of indebtedness under this credit facility was $2.1 million at June 30, 2005. We can periodically elect to use either the lender’s Base Rate (as defined in the credit agreement) or the three-month LIBOR Rate plus 2.25% to 2.75% (depending on our Fixed Charge Coverage Ratio, as defined in the credit agreement) in connection with borrowings under the revolving line of credit. In addition, we can issue letters of credit totaling up to $5 million under this facility, which, if issued, reduces our borrowing availability under this revolving line of credit. At June 30, 2005, a $0.6 million letter of credit had been issued under this facility.
     A portion of our assets are pledged as collateral for outstanding borrowings under the line of credit. Total borrowings are subject to a borrowing base limitation based on a percentage of eligible accounts receivable and inventories. As of June 30, 2005, the borrowing base calculation permitted total borrowings of $25.0 million, of which $22.3 million remained available. Our borrowing base will decrease if our Eligible Collateral (as defined in the credit agreement) falls below $25.0 million. The credit agreement prohibits us from paying dividends on common stock and limits certain capital expenditures (as defined), incurring additional debt, selling significant assets, acquiring other businesses, and merging with other entities without the consent of the lenders. The credit agreement requires compliance with certain financial and non-financial covenants, including quarterly requirements related to Fixed Charge Coverage Ratio (not less than 1.25 to 1), as defined in the agreement. We were in compliance with all of the covenants under the credit agreement as of June 30, 2005.
     The issuance of the Series D-1 Preferred Stock and our obtaining a revolving line of credit resulted from our evaluation that began in late 2004 of our long-term and short-term capital needs. In connection with our assessment of 2004’s results of operations, we evaluated the amount of working capital required to manufacture certain of our sophisticated VectorSeis systems, the projections of our short-term and long-term working capital requirements, the potential for unanticipated delays in the adoption of new technologies, certain research and development opportunities and market trends in the seismic industry, and determined that an infusion of additional long-term capital and having the availability of a revolving line of credit were desirable. We believe, based upon our forecasts and our liquidity requirements for the near term, that the combination of our projected internally generated cash, the availability of this revolving line of credit and our working capital (including cash and cash equivalents on hand), will provide further flexibility in meeting our growth plans and liquidity requirements for the next twelve months.
Cash Flow from Operations
     We have historically financed operations from internally generated cash and funds from equity and debt financings. Cash and cash equivalents were $20.4 million at June 30, 2005, an increase of $5.5 million, compared to December 31, 2004, primarily as a result of the issuance of $30 million of our Series D-1 Preferred Stock, partially offset by payments on our accounts payable. Net cash used in operating activities was $17.5 million for the six months ended June 30, 2005, compared to cash used in operating activities of $4.3 million for the six months ended June 30, 2004. The increase in net cash used in our operating activities for the six months ended June 30, 2005 was primarily due to decreases in our payables and accrued expenses, which resulted from our payments to vendors for inventory received near the end of 2004, and an increase in our unbilled revenues and accounts receivable due to our higher sales levels.
Cash Flow from Investing Activities
     Net cash flow used in investing activities was $6.7 million for the six months ended June 30, 2005, compared to $167.0 million for the six months ended June 30, 2004. During the six months ended June 30, 2004, we acquired Concept Systems and GXT. The principal uses of our investing activities during the six months ended June 30, 2005 were $2.5 million of equipment purchases and a $3.8 million investment in our multi-client data library. We expect to expend an additional $10 million to $20 million for equipment purchases and investments in our multi-client data library during the remaining six months of 2005. The range of expenditures for the remainder of the year could vary substantially depending on the level of multi-client projects that are completed in the last half of 2005.
Cash Flow from Financing Activities
     Net cash flow provided by financing activities was $29.8 million for the six months ended June 30, 2005, compared to $148.2 million of cash provided by financing activities for the six months ended June 30, 2004. The net cash flow provided during the six months ended June 30, 2005 was primarily related to the sale of our Series D-1 Preferred Stock, on which we paid $0.6 million of cash dividends during the period. During the period we made scheduled payments of $4.0 million on our notes payable, long-term debt and lease obligations. Our employees exercised stock options, resulting in proceeds to us of $1.1 million during the period. In addition, we borrowed $2.1 million under our revolving line of credit and reclassified a $1.5 million deposit to cash and cash equivalents as the letter of credit the deposit was securing was terminated during the period.
Inflation and Seasonality
     Inflation in recent years has not had a material effect on our costs of goods or labor, or the prices for our products or services. Traditionally, our business has been seasonal, with strongest demand in the first and fourth quarters of our fiscal year.
Future Contractual Obligations
     The following table sets forth estimates of future payments for the remainder of 2005, and for 2006 through 2010 and thereafter, of our consolidated contractual obligations, as of June 30, 2005 (in thousands):

	Payments Due by Fiscal Year
							2010 and
Contractual Obligations	Total	2005	2006	2007	2008	2009	Thereafter
Long-term debt obligations	$68,648	$379	$348	$405	$62,527	$541	$4,448
Interest on long-term debt obligations	16,705	3,589	3,848	3,815	3,775	430	1,248
Capital lease obligations	6,000	2,016	2,580	1,185	219	—	—
Operating leases	46,839	3,223	6,446	5,000	4,315	4,160	23,695
Product warranty	3,568	1,784	1,784	—	—	—	—
Purchase obligations	69,461	39,328	7,385	7,958	7,395	7,395	—

Total	$211,221	$50,319	$22,391	$18,363	$78,231	$12,526	$29,391

     The long-term debt and lease obligations at June 30, 2005 included $60.0 million in indebtedness under our convertible senior notes that mature in December 2008. The remaining amount of these obligations consist of (i) $2.1 million under our revolving line of credit, (ii) $6.3 million related to our sale-leaseback arrangement, and (iii) $0.2 million in unsecured promissory notes related to our acquisition of AXIS in 2002. The $6.0 million of capital lease obligations relates to GXT’s financing of equipment purchases. For further discussion of our notes payable, long-term debt and lease obligations, see Note 9 of Notes to Unaudited Consolidated Financial Statements.
     The operating lease commitments at June 30, 2005 relate to our leases for certain equipment, offices, and warehouse space under non-cancelable operating leases.
     The liability for product warranties at June 30, 2005 relate to the estimated future warranty expenditures associated with our products. Our warranty periods generally range from 90 days to three years from the date of original purchase, depending on the product. We record an accrual for product warranties and other contingencies at the time of sale, which is when the estimated future expenditures associated with those contingencies become probable and the amounts can be reasonably estimated. We generally receive warranty support from our suppliers regarding equipment they manufactured.
     Our purchase obligations primarily relate to our committed inventory purchase orders for which deliveries are scheduled to be made in 2005 and 2006. In December 2004, we entered into a five-year supply agreement with Colibrys Ltd. for the purchase of MEMS accelerometers. The five-year minimum commitment ranges between $7 million to $8 million per year through 2009.
Critical Accounting Policies and Estimates
     Refer to our Annual Report on Form 10-K for the year ended December 31, 2004 for a complete discussion of our significant accounting policies and estimates. Since the Form 10-K filing, we have changed our methodology for estimates regarding the useful economic life of our multi-client data library.
     In the first quarter of 2005, we determined that the estimated useful economic life of our multi-client data library is four years from the date a multi-client data library becomes available for commercial sale. Prior to the first quarter of 2005, the estimated useful life of a multi-client data library once it became available for commercial sale was two years for 2-D projects and three years for 3-D projects. Therefore, our method of amortizing the costs of a multi-client data library available for commercial sale is the greater of (i) the percentage of actual revenue to the total estimated revenue multiplied by the estimated total cost of the project or (ii) the straight-line basis over a four-year period. The change in estimate was determined based upon GXT’s further historical experience in marketing and selling its multi-client data libraries, in addition to a review of industry standards regarding such useful economic lives. Therefore, it can be expected that the overall average amortization rate for the costs of an available-for-sale multi-client data library for future periods will decrease when compared to prior periods. This change did not have a material impact to our results of operations during the first six months of 2005.
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
     For the six months ended June 30, 2005 and for all of 2004, approximately 9% and 15%, respectively, of our consolidated net sales were equipment sales to one Chinese customer. Approximately $12.0 million, or 16%, of our total accounts receivable at June 30, 2005 related to this same customer. The loss of this customer or deterioration in our relationship with it could have a material adverse effect on our results of operations and financial condition.

     In 2004, we sold our first VectorSeis Ocean system for seabed data acquisition. A portion of the purchase price was financed by us through a series of notes receivable totaling $6.9 million at December 31, 2004. During the second quarter of 2005, we advanced to the customer $4.6 million on a short-term non-interest bearing basis. The combination of these notes and other activity with this customer increased the total outstanding balance to $14.8 million at June 30, 2005. In July 2005, we and the customer entered into a Memorandum of Understanding (MOU) which provides for proposed terms of repayment of the outstanding balances on a secured basis. We expect to be paid in full on all of this customer’s obligations.
     For the six months ended June 30, 2005, we recognized $6.9 million of sales to customers in the Commonwealth of Independent States, or former Soviet Union (CIS), $5.3 million of sales to customers in Latin American countries, $36.9 million of sales to customers in Europe, $15.4 million of sales to customers in the Middle East, $10.9 million of sales to customers in Asia Pacific and $20.3 million of sales to customers in Africa. The majority of our foreign sales are denominated in U.S. dollars. In recent years, the CIS and certain Latin American countries have experienced economic problems and uncertainties. To the extent that world events or economic conditions negatively affect our future sales to customers in these and other regions of the world or the collectibility of our existing receivables, our future results of operations, liquidity and financial condition may be adversely affected. We currently require customers in these higher risk countries to provide their own financing and in some cases assist the customer in organizing international financing and Export-Import credit guarantees provided by the United States government. We do not currently extend long-term credit through notes or otherwise to companies in countries we consider to be inappropriate for credit risk purposes.
Risk Factors
     This report (as well as certain oral statements made from time to time by authorized representatives on behalf of our company) contain statements concerning our future results and performance and other matters that are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of such terms or other comparable terminology.
     Examples of other forward-looking statements contained in this report include statements regarding:
•	expected revenues, operating profit and net income;

•	expected gross margins for our products and services;

•	future growth rates for certain of our products and services;

•	expectations of successfully marketing our products and services to oil and gas company end-users;

•	the degree and rate of future market acceptance of our new products;

•	the timing of anticipated sales;

•	anticipated timing and success of commercialization and capabilities of products and services under development, and start-up costs associated therewith;

•	potential future acquisitions;

•	success in integrating our acquired businesses;

•	our expectations regarding future mix of business and future asset recoveries;

•	future levels of capital expenditures;

•	future cash needs and future sources of cash, including availability under our revolving line of credit facility;

•	the outcome of pending or threatened disputes and other contingencies;

•	the adequacy of our future liquidity and capital resources;

•	future demand for seismic equipment and services;

•	future seismic industry fundamentals;

•	future oil and gas commodity prices;

•	future opportunities for new products and projected research and development expenses;

•	future worldwide economic conditions;

•	our expectations regarding realization of deferred tax assets;

•	our beliefs regarding accounting estimates we make; and

•	results from strategic alliances with third parties.
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
     Our operating results are subject to fluctuations from period to period, as a result of new product or service introductions, the timing of significant expenses in connection with customer orders, unrealized sales, the product mix sold and the seasonality of our business. Because many of our products feature a high sales price and are technologically complex, we generally have experienced long sales cycles for these products and historically incur significant expense at the beginning of these cycles for component parts and other inventory necessary to manufacture a product in anticipation of a future sale, which may not ultimately occur. In addition, the revenues from our sales can vary widely from period to period due to changes in customer requirements. These factors can create fluctuations in our net sales and results of operations from period to period. Variability in our overall gross margins for any quarter, which depend on the percentages of higher-margin and lower-margin products and services sold in that quarter, compounds these uncertainties. As a result, if net sales or gross margins fall below expectations, our operating results and financial condition will likely be adversely affected. Additionally, our business can be seasonal in nature, with strongest demand typically in the first and fourth calendar quarters of each year.
     Due to the relatively high sales price of many of our products and data libraries and relatively low unit sales volume, our quarterly operating results have historically fluctuated from period to period due to the timing of orders and shipments and the mix of products and services sold. This uneven pattern has made financial predictions for any given period difficult, increases the risk of unanticipated variations in our quarterly results and financial condition and places challenges on our inventory management. Delays caused by factors beyond our control, such as the granting of permits for seismic surveys by third parties and the availability and equipping of marine vessels, can affect GXT’s revenues from its processing services from period to period. Also, delays in ordering products or in shipping or delivering products in a given quarter could significantly affect our results of operations for that quarter. Fluctuations in our quarterly operating results may cause greater volatility in the price of our common stock and convertible notes.
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
     Sales to customers outside of North America accounted for approximately 63% of our consolidated net sales for the six months ended June 30, 2005, and we believe that export sales will remain a significant percentage of our revenue. United States export restrictions affect the types and specifications of products we can export. Additionally, to complete certain sales, United States laws may require us to obtain export licenses, and we cannot assure you that we will not experience difficulty in obtaining these licenses. Operations and sales in countries other than the United States are subject to various risks peculiar to each country. With respect to any particular country, these risks may include:
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
     We have traditionally relied on a relatively small number of significant customers. Consequently, our business is exposed to the risks related to customer concentration. For the six months ended June 30, 2005 and for the entire year of 2004, approximately 9% and 15%, respectively, of our consolidated net sales related to one Chinese customer. The loss of any of our significant customers or deterioration in our relations with any of them could materially and adversely affect our results of operations and financial condition.

GXT and Concept Systems increase our exposure to the risks experienced by more technology-intensive companies.
     The businesses of GXT and Concept Systems, being more concentrated in software, processing services and proprietary technologies than our traditional business, have exposed us to the risks typically encountered by smaller technology companies that are more dependent on proprietary technology protection and research and development. These risks include:
•	future competition from more established companies entering the market;

•	product obsolescence;

•	dependence upon continued growth of the market for seismic data processing;

•	the rate of change in the markets for GXT’s and Concept Systems’ technology and services;

•	research and development efforts not proving sufficient to keep up with changing market demands;

•	dependence on third-party software for inclusion in GXT’s and Concept Systems’ products and services;

•	misappropriation of GXT’s or Concept Systems’ technology by other companies;

•	alleged or actual infringement of intellectual property rights that could result in substantial additional costs;

•	difficulties inherent in forecasting sales for newly developed technologies or advancements in technologies;

•	recruiting, training, and retaining technically skilled personnel that could increase the costs for GXT or Concept Systems, or limit their growth; and

•	the ability to maintain traditional margins for certain of their technology or services.
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
We have outsourcing arrangements with third parties to manufacture some of our products. If these third parties fail to deliver quality products or components at reasonable prices on a timely basis, we may alienate some of our customers and our revenues, profitability and cash flow may decline.
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
Disruption in vendor supplies may adversely affect our results of operations.
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
     Our ability to fund our operations, grow our business and make payments on our indebtedness and our other obligations will depend on our financial and operating performance, which in turn will be affected by general economic conditions in the energy industry and by many financial, competitive, regulatory and other factors beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future sources of capital will be available to us in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs.
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
     In connection with the review of our quarterly financial statements for the quarter ended September 30, 2004, our management and PricewaterhouseCoopers LLP (PwC), our registered public accounting firm, detected a weakness in internal control over financial reporting involving the lack of adequate review of a final sales contract by GXT’s accounting personnel. Appropriate reviews were performed and corresponding changes were reflected in our quarterly financial statements before the statements were issued. Our management believes that we remedied this weakness during the fourth quarter of 2004 by implementing certain contract review procedures within GXT’s accounting department that are designed to prevent such occurrences. In reliance on guidance contained in an interpretive release by the staffs of the SEC’s Office of Chief Accountant and Division of Corporation Finance, our management determined to exclude GXT from the scope of management’s assessment of I/O’s internal control over financial reporting as of December 31, 2004, since GXT had been acquired by I/O in 2004.
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
     During the second quarter of 2005, we implemented and enhanced certain internal control procedures regarding GXT’s royalty expenses related to its multi-client data library. As a result of these procedures, we discovered errors in the calculation of royalty expenses for the three months ended March 31, 2005. In August 2005, we announced that for the three months ended March 31, 2005 we had understated our royalty expenses and liabilities by $795,000 and therefore restated those results. These errors in the calculation of GXT royalty expenses did not have a material impact upon our reported results for the year ended December 31, 2004, any interim periods in 2004, or any prior period.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Please refer to our Annual Report on Form 10-K for the year ended December 31, 2004 for a discussion regarding the Company’s quantitative and qualitative disclosures about market risk. There have been no material changes in the current period.
Item 4. Controls and Procedures
     As described in our Management’s Report on Internal Control Over Financial Reporting contained in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2004, we excluded GXT from our assessment of internal control over financial reporting as of December 31, 2004, because GXT was acquired by us in a purchase combination transaction during 2004. Since our acquisition of GXT, we have made numerous changes to GXT’s internal controls over financial reporting in addition to making changes to certain key finance and accounting personnel at GXT. We continue the process of evaluating GXT’s internal controls under the requirements of the Sarbanes-Oxley Act of 2002, and, at the date of this quarterly report, we have not completed our evaluation. However, we expect to complete the requirements during 2005.
      As part of our continuous process of reviewing and improving internal control procedures, during the second quarter of 2005 we implemented and enhanced certain internal control procedures regarding GXT’s royalty expense calculations related to its multi-client data library, designed to provide reasonable assurance against any miscalculations of GXT royalty expenses. We replaced two financial and accounting positions at GXT with a new Vice President of Finance and a new Financial Controller at the GXT level. We also enhanced procedures for better segregation and identification of information regarding multi-client survey projects and other projects. In addition, we implemented or enhanced processes for assigning specific responsibilities for the regular review of project terms and management review procedures of the calculations and conclusions made by accounting personnel and modifying and confirming the relevant reports for these projects and preparation of the reports.
     As a result of these procedures implemented at GXT during the second quarter, we identified and determined that $795,000 of GXT royalty expense should have been recorded in the first quarter of 2005 instead of in the second quarter of 2005. However, because the controls in effect at GXT at March 31, 2005 regarding the calculation and recording of GXT royalty expenses did not effectively and timely confirm the accuracy of GXT’s royalty expense calculations, we have determined that there was a material weakness in our internal control over financial reporting as of March 31, 2005 regarding the calculation and recording of GXT royalty expenses, as currently defined by the Public Company Accounting Oversight Board. In August 2005, we restated the financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 to reflect the correction of these errors. These errors in the calculation of GXT royalty expenses did not have a material impact on our reported results for the year ended December 31, 2004, any interim periods in 2004, or any prior period. Therefore, we have not restated our consolidated financial statements for 2004 or prior periods.
     We have established disclosure controls and procedures designed to provide reasonable assurance that material information relating to I/O and its consolidated subsidiaries is made known to the officers who certify our financial reports and to other members of senior management and our Board of Directors. We believe that, as a result of the procedures implemented during the second quarter of 2005 and the hiring of additional accounting personnel as discussed above, we have improved the effectiveness of GXT’s internal control over financial reporting and that the control weakness at GXT related to calculation and recording of its royalty expenses has been remediated by June 30, 2005. Accordingly, based on their evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), our principal executive officer and principal financial officer have concluded that as of June 30, 2005, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
     Except for the changes we have made to GXT’s internal controls and processes as we continue our evaluation of its internal controls (which principally have concerned contract review procedures and review of royalty expense calculations within GXT’s accounting department), there were no changes in our internal control over financial reporting during the quarterly period ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     The Brody complaint was voluntarily dismissed by the plaintiff in that case on April 28, 2005. On May 13, 2005, the court ordered the three remaining cases to be consolidated into one case, styled Harold Read, individually and on behalf of all others similarly situated v. Input/Output, Inc, Robert P. Peebler, J. Michael Kirksey, and Michael K. Lambert. The plaintiffs in the consolidated case then filed a Motion for Appointment as Lead Plaintiff and for Approval of Plaintiff’s Choice of Lead Counsel. On June 22, 2005, the court denied the Plaintiff’s motion on the basis that the particular plaintiff and lawyers seeking lead plaintiff and lead counsel status in the case did not meet the requirements under the Federal Rules of Civil Procedure. The court ordered the plaintiff in the case to publish a public notice to find an adequate plaintiff to be designated as lead plaintiff in the case within the following 30 days. The plaintiff published the new notice on June 22, 2005, but did not file a new motion with the court within the required 30-day time period.
     No discovery has been conducted by the parties in the case, and discovery will be stayed should the defendants file a motion to dismiss until there is a ruling on that motion. Based on the Company’s review of the complaints, management believes the lawsuit is without merit and intends to defend the Company and its officers named as parties vigorously. However, management is unable to determine whether the ultimate resolution of the case will have a material adverse impact on our financial condition, results of operations or liquidity.
     A shareholder derivative lawsuit (Kovalsky v. Robert P. Peebler, et al., No. 2005-17565) was filed on March 16, 2005 in the District Court of Harris County, Texas, 189th Judicial District, against certain of the Company’s officers and all of the members of its board of directors as defendants, and against the Company as a nominal defendant. The complaint alleges breach of the officers’ and directors’ fiduciary duties by failing to correct publicly reported financial results and guidance, abuse of control, gross mismanagement, unjust enrichment and corporate waste. The plaintiff seeks judgment against the defendants for unspecified damages sustained by the Company, restitution, disgorgement of profits, benefits and compensation allegedly obtained by the defendants and attorneys’ and experts’ fees and costs. No discovery has been conducted by the parties in the case. Based on the Company’s review of the Kovalsky complaint, management believes that the derivative suit is without merit and intends to defend vigorously the Company and its officers and directors named as parties in this action. However, management is unable to determine whether the ultimate resolution of this case will have a material adverse impact on the Company’s financial condition, results of operations or liquidity.
     In October 2002, the Company filed a lawsuit against Paulsson Geophysical Services, Inc. (“PGSI”) and its owner in the 286th District Court for Fort Bend County, Texas, seeking recovery of approximately $0.7 million that was unpaid and due to the Company resulting from the sale of a custom product that PGSI asked the Company to construct in 2001. In 2002, the Company fully reserved for all amounts due from PGSI with regard to this sale. After the Company filed suit to recover the PGSI receivable, PGSI alleged that the delivered custom product was defective and counter-claimed against the Company, asserting breach of contract, breach of warranty and other related causes of action. The case was tried to a jury during May 2004. The jury returned a verdict in June 2004, the results of which would not have supported a judgment awarding damages to either the Company or the defendants. In August 2004, the presiding judge overruled the jury verdict and ordered a new trial. A new trial has been scheduled for November 2005. Company management continues to believe that the ultimate resolution of the case will not have a material adverse impact on the financial condition or liquidity of the Company.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (c) During the three months ended June 30, 2005, in connection with the lapse of restrictions on shares of our restricted stock held by one of our employees, we acquired shares of our restricted stock in satisfaction of tax withholding obligations that were incurred on the vesting date. The date of acquisition, number of shares and average effective acquisition price per share, were as follows:

(d) Maximum Number
(or Approximate
Dollar
			(c) Total Number of	Value) of Shares
			Shares Purchased as	That
			Part of Publicly	May Yet Be Purchased
	(a) Total Number of	(b) Average Price	Announced Plans or	Under the Plans or
Period	Shares Acquired	Paid Per Share	Program	Program
April 1, 2005 to April 30, 2005	None	None	Not applicable	Not applicable
May 1, 2005 to May 31, 2005	10,254	$6.35	Not applicable	Not applicable
June 1, 2005 to June 30, 2005	None	None	Not applicable	Not applicable

Total	10,254	$6.35

Item 4. Submission of Matters to a Vote of Security Holders
     The following matters were submitted to a vote of security holders during our annual meeting of shareholders held on May 4, 2005 in Stafford, Texas and were approved by the shareholders:

		Votes Cast For	Votes Withheld
1.	Election of Directors for a Three-Year Term Expiring in 2008:
	Robert P. Peebler	50,172,564	20,689,809
	John N. Seitz	50,229,468	20,632,905
	Sam K. Smith	42,949,951	27,912,422

					Broker
		For	Against	Abstain	Non-Votes
2.	Approval of Amendments to 2004
	Long-Term Incentive Plan	31,881,426	26,941,691	156,508	11,882,748
3.	Approval of Amendment to Certificate
	of Incorporation	61,914,852	8,876,849	70,672	0
4.	Ratification of PricewaterhouseCoopers
	LLP as Registered Public Accountants	70,436,679	312,013	113,681	0
     The terms of the following directors continued after the meeting:
Theodore H. Elliott, Jr.
James M. Lapeyre, Jr.
Franklin Myers
Bruce S. Appelbaum
S. James Nelson, Jr.
Item 5. Other Information.
     Increase in Authorized Shares of Common Stock. In May 2005, we amended our Restated Certificate of Incorporation to increase the number of authorized shares of our common stock from 100 million to 200 million, as approved by our shareholders at the annual meeting of shareholders held on May 4, 2005. A copy of the Certificate of Amendment to the Certificate of Incorporation is filed as Exhibit 3.3 to this Form 10-Q.
     Revolving Credit Facility. On May 24, 2005, we and certain of our domestic subsidiaries, as borrowers, entered into a new $25 million revolving credit facility. The terms of this facility are set forth in the Revolving Credit and Security Agreement dated May 24, 2005, with PNC Bank, National Association, as lender and administrative agent for itself and the other lenders, Whitney National Bank as lender, and other financial institutions that may become a party to the credit agreement as lenders. The following description of the terms of the credit facility is qualified by reference to the copy of the credit agreement filed as exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 27, 2005.
     The credit facility matures on May 24, 2008 and includes a $5 million letter of credit subfacility. The interest rate is, at our option, based on LIBOR or a prime rate plus a margin that is subject to adjustment based on our fixed charge coverage ratio as it exists from time to time. The initial interest rate under the credit facility is LIBOR plus 2.50% per annum.
     Borrowings under the credit facility are limited to the lesser of the sum of $25 million or a borrowing base calculated on a monthly basis. As of June 30, 2005, $25 million could have been borrowed under the credit facility and there was $2.1 million in borrowings outstanding under the facility.

     We and our subsidiaries are subject to certain limitations under the Agreement, including restrictions on our ability to:
•	declare and pay certain dividends or distributions;

•	repurchase our stock or make certain restricted payments;

•	incur debt or sell certain assets;

•	make investments and acquisitions;

•	enter into leases;

•	exceed certain capital expenditure limits; and

•	grant certain liens.
     We are also required to comply with certain financial covenants, including covenants to maintain (i) a minimum tangible net worth of $75 million (which amount increases in future periods by an amount equal to 50% of consolidated net income for those periods) and (ii) a fixed charge coverage ratio of not less than 1.25 to 1.00. We are restricted from prepaying certain of our indebtedness unless, after giving effect to such prepayment, our fixed charge coverage ratio exceeds 1.25 to 1.00.
     The credit agreement contains customary events of default, the occurrence of any of which could lead to an acceleration of our obligations thereunder.
     Borrowings under the credit facility will be used primarily to provide us and our subsidiaries with access to additional working capital and liquidity.
     Headquarters and Manufacturing Facility Sale-Leaseback Arrangements. On June 21, 2005, the owner of the land and buildings for our corporate headquarters and manufacturing facility in Stafford, Texas, sold those facilities to Stafford Office Park DST and Stafford Office Park II, LP, parties unrelated to either Input/Output, the previous property owner, or each other. In connection with these sales, we entered into two separate lease agreements for these facilities with the new owners, having initial lease terms of twelve years and ten years, respectively. The average monthly rentals that we are required to pay under these leases are $164,024 and $81,691, respectively. Both lease agreements contain renewal options that allow us to extend the leases for up to an additional twenty years after the initial terms expire. See also Note 9 of Notes to Unaudited Consolidated Financial Statements contained in Part I of this Quarterly Report on Form 10-Q.
     In connection with these transactions, the former sale/leaseback arrangements in effect with respect to these properties and the related lease agreement between Input/Output and NL Ventures III Stafford LP, were terminated. We incurred no early termination fees or penalties as a result of the termination of these arrangements.
Item 6. Exhibits

3.1	Restated Certificate of Incorporation dated August 31, 1990, filed on March 19, 2001 as Exhibit 3.1 to the Company’s Transition Report on Form 10-K for the seven months ended December 31, 2000 (Registration No. 001-12691), and incorporated herein by reference.

3.2	Certificate of Amendment to Restated Certificate of Incorporation dated October 10, 1996, filed on March 12, 2003 as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (Registration No. 001-12691), and incorporated herein by reference.

3.3	Certificate of Amendment to Certificate of Incorporation dated May 4, 2005.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INPUT/OUTPUT, INC.

By:	/s/ J. Michael Kirksey

J. Michael Kirksey
Executive Vice President and Chief Financial Officer
Date: August 15, 2005

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation dated August 31, 1990, filed on March 19, 2001 as Exhibit 3.1 to the Company’s Transition Report on Form 10-K for the seven months ended December 31, 2000 (Registration No. 001-12691), and incorporated herein by reference.

3.2	Certificate of Amendment to Restated Certificate of Incorporation dated October 10, 1996, filed on March 12, 2003 as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (Registration No. 001-12691), and incorporated herein by reference.

3.3	Certificate of Amendment to Certificate of Incorporation dated May 4, 2005.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.