Form 10-Q
period 2005-09-30
INPUT OUTPUT INC
filed 2005-11-09
CIK 866609

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☑ No: ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes: ☑ No: ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes: ☐ No: ☑
At October 28, 2005, there were 79,679,577 shares of common stock, par value $0.01 per share, outstanding.

INPUT/OUTPUT, INC. AND SUBSIDIARIES
TABLE OF CONTENTS FOR FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

INPUT/OUTPUT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2005	2004
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$15,682	$14,935
Restricted cash	2,372	2,345
Accounts receivable, net	88,535	61,598
Current portion of notes receivable, net	11,084	10,784
Unbilled receivables	13,500	7,309
Inventories	82,561	86,659
Prepaid expenses and other current assets	12,621	7,974

Total current assets	226,355	191,604
Notes receivable	7,542	4,143
Property, plant and equipment, net	24,438	45,239
Multi-client data library, net	15,205	9,572
Investments at cost	4,000	3,500
Goodwill	148,998	147,066
Intangible and other assets, net	70,482	77,992

Total assets	$497,020	$479,116

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable and current maturities of long-term debt and lease obligations	$4,564	$6,564
Accounts payable	24,479	40,856
Accrued expenses	32,628	26,686
Deferred revenue	14,162	8,423

Total current liabilities	75,833	82,529
Long-term debt and lease obligations, net of current maturities	71,418	79,387
Other long-term liabilities	4,887	2,688

Cumulative convertible preferred stock	29,800	—

Stockholders’ equity:
Common stock, $0.01 par value; authorized 200,000,000 shares; outstanding 79,670,553 shares at September 30, 2005, and 78,561,675 shares at December 31, 2004, net of treasury stock	805	795
Additional paid-in capital	487,112	480,845
Accumulated deficit	(161,636)	(161,516)
Accumulated other comprehensive (loss) income	(488)	2,449
Treasury stock, at cost, 795,582 shares at September 30, 2005, and 784,009 shares at December 31, 2004	(5,920)	(5,844)
Unamortized restricted stock compensation	(4,791)	(2,217)

Total stockholders’ equity	315,082	314,512

Total liabilities and stockholders’ equity	$497,020	$479,116

See accompanying Notes to Unaudited Consolidated Financial Statements.

INPUT/OUTPUT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Net sales	$82,710	$80,861	$233,571	$179,475
Cost of sales	59,644	62,456	171,940	127,958

Gross profit	23,066	18,405	61,631	51,517

Operating expenses (income):
Research and development	4,814	5,374	14,148	13,880
Marketing and sales	7,704	7,342	22,672	15,656
General and administrative	6,429	11,530	19,227	22,074
(Gain) loss on sale of assets	(1)	(2,498)	75	(3,394)

Total operating expenses	18,946	21,748	56,122	48,216

Income (loss) from operations	4,120	(3,343)	5,509	3,301
Interest expense	(1,367)	(1,623)	(4,726)	(4,616)
Interest income	218	261	482	1,020
Other income (expense)	(4)	36	61	193

Income (loss) before income taxes	2,967	(4,669)	1,326	(102)
Income tax expense	1,036	305	342	1,243

Net income (loss)	1,931	(4,974)	984	(1,345)
Preferred stock dividends and accretion	488	—	1,104	—

Net income (loss) applicable to common shares	$1,443	$(4,974)	$(120)	$(1,345)

Earnings per share:
Basic	$0.02	(0.07)	0.00	(0.02)
Diluted	$0.02	(0.07)	0.00	(0.02)
Weighted average number of common shares outstanding:
Basic	79,313	76,419	78,903	61,924
Diluted	80,646	76,419	78,903	61,924
See accompanying Notes to Unaudited Consolidated Financial Statements.

INPUT/OUTPUT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2005	2004
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$984	$(1,345)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization (other than multi-client library)	18,292	11,305
Amortization of multi-client library	5,798	2,709
Amortization of restricted stock and other stock compensation	1,707	435
Reduction of tax reserves	(1,393)	—
Bad debt expense	473	5,708
Loss (gain) on sale of fixed assets	75	(3,394)
Change in operating assets and liabilities:
Accounts and notes receivable	(31,964)	(32,865)
Unbilled receivables	(6,191)	728
Inventories	10,885	(10,760)
Accounts payable and accrued expenses	(12,379)	17,638
Deferred revenue	5,427	1,856
Other assets and liabilities	(2,980)	733

Net cash used in operating activities	(11,266)	(7,252)

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,233)	(3,717)
Investment in multi-client data library	(11,431)	(1,083)
Proceeds from the sale of fixed assets	37	4,504
Investment at cost	(500)	—
Acquisition of intellectual property rights	(1,850)	—
Proceeds from collection of long-term note receivable	—	5,800
Business acquisition	—	(176,731)
Cash of acquired businesses	—	2,193
Liquidation of Energy Virtual Partners, Inc.	—	117

Net cash used in investing activities	(17,977)	(168,917)

Cash flows from financing activities:
Net borrowings under revolving line of credit	3,585	—
Payments on notes payable, long-term debt and lease obligations	(5,483)	(4,302)
Net proceeds from issuance of common stock	—	150,066
Net proceeds from preferred stock offering	29,800	—
Payment of preferred dividends	(1,104)	—
Return of deposit securing a letter of credit	1,500	—
Proceeds from employee stock purchases and exercise of stock options	2,314	3,279
Purchases of treasury stock	(224)	(87)

Net cash provided by financing activities	30,388	148,956

Effect of change in foreign currency exchange rates on cash and cash equivalents	(398)	(377)

Net increase (decrease) in cash and cash equivalents	747	(27,590)
Cash and cash equivalents at beginning of period	14,935	59,507

Cash and cash equivalents at end of period	$15,682	$31,917

See accompanying Notes to Unaudited Consolidated Financial Statements.

INPUT/OUTPUT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation
     The consolidated balance sheet of Input/Output, Inc. and its subsidiaries (collectively referred to as the “Company” or “I/O”, unless the context otherwise requires) at December 31, 2004 has been derived from the Company’s audited consolidated financial statements at that date. The consolidated balance sheet at September 30, 2005, the consolidated statements of operations for the three and nine months ended September 30, 2005 and 2004, and the consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the operating results for a full year or of future operations.
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
     Prior to the first quarter of 2005, the estimated useful life of a multi-client data library once it became available for commercial sale was two years for 2-D projects and three years for 3-D projects. In the first quarter of 2005, the Company determined that the estimated useful economic life of its multi-client data library is four years from the date a multi-client data library becomes available for commercial sale. The Company’s method of amortizing the costs of a multi-client data library available for commercial sale is the greater of (i) the percentage of actual revenue to the total estimated revenue multiplied by the estimated total cost of the project or (ii) the straight-line basis over a four-year period. The change in estimate was determined based upon further historical experience of GX Technology Corporation (GXT), a wholly owned subsidiary of the Company, in marketing and selling its multi-client data libraries, in addition to a review of industry standards regarding such useful economic lives. The change did not have a material impact to the Company’s results of operations during the nine months ended September 30, 2005.
(3) Pro Forma Results of Acquisitions
     In June 2004, the Company purchased all the equity interest of GXT, and in February 2004, the Company purchased all the share capital of Concept Systems Holding Limited (Concept Systems). The consolidated results of operations of the Company include the results of GXT and Concept Systems from the dates of acquisition. The following summarized unaudited pro forma consolidated income statement information for the nine months ended September 30, 2004, assumes that the GXT and Concept Systems acquisitions had occurred as of the beginning of the period presented. The Company has prepared these unaudited pro forma financial results for comparative purposes only. These unaudited pro forma financial results may not be indicative of the results that would have occurred if the Company had completed the acquisitions as of the beginning of the period presented or the results that will be attained in the future.
     The Company has adjusted these pro forma income statements as a result of the final purchase price studies that were completed in the fourth quarter of 2004. In addition, during the second quarter of 2005 the Company discovered that royalty expenses incurred by GXT related to its multi-client data library had not been properly recorded in the first quarter of 2005. As a result of these errors, the Company restated its financial statements for the three months ended March 31, 2005. The pro forma information for the nine month period ended September 30, 2004 has been restated to give effect to a correction of the royalty expense of that pre-acquisition period. Amounts presented below are in thousands, except for the per share amounts:

	As Previously		As Restated
	Reported Pro forma	Purchase Price and	Pro forma
	Nine Months Ended	Other	Nine Months Ended
	September 30, 2004	Adjustments	September 30, 2004
Net sales	$213,538	$—	$213,538
Income from operations	$1,716	$(448)	$1,268
Net loss applicable to common shares	$(1,821)	$(2,010)	$(3,831)
Basic and diluted net loss per common share	$(0.02)	$(0.03)	$(0.05)
(4) Stock-Based Compensation
     The Company has elected to continue to follow the intrinsic value method of accounting for equity-based compensation as prescribed by APB Opinion No. 25. If the Company had adopted SFAS No. 123, net income (loss) applicable to common shares, basic and diluted net income (loss) per common share for the periods presented would have changed as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss) applicable to common shares	$1,443	$(4,974)	$(120)	$(1,345)
Add: Stock-based employee compensation expense included in reported net income (loss) applicable to common shares	785	324	1,707	435
Deduct: Stock-based employee compensation expense determined under fair value methods for all awards	(1,746)	(1,008)	(4,589)	(2,486)

Pro forma net income (loss) applicable to common shares	$482	$(5,658)	$(3,002)	$(3,396)

Basic and diluted net income (loss) per common share – as reported	$0.02	$(0.07)	$(0.00)	$(0.02)

Pro forma basic and diluted net income (loss) per common share	$0.01	$(0.07)	$(0.03)	$(0.05)

     The fair value of each option was determined using the Black-Scholes option valuation model. The key variables used in valuing the options were as follows: average risk-free interest rate based on 5-year Treasury bonds, an estimated option term of five years, no dividends and expected stock price volatility of 60% during the three and nine months ended September 30, 2005 and 2004.
     In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment” (SFAS 123R), which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. The Company will be required to adopt SFAS 123R effective as of January 1, 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption alternatives. Under the retroactive alternative, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on its consolidated results of operations and earnings per share. However, the Company has not yet determined the method of adoption or the actual effects of adopting SFAS 123R, and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.
(5) Segment and Product Information
     The Company evaluates and reviews results based on four segments (Land Imaging Systems, Marine Imaging Systems, Data Management Solutions and Seismic Imaging Solutions) to allow for increased visibility and accountability of costs and more focused customer service and product development. The Company measures segment operating results based on income from operations. Intersegment sales are insignificant for all periods presented.
     A summary of segment information for the three and nine months ended September 30, 2005 and 2004 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net sales:
Land Imaging Systems	$38,809	$38,351	$106,811	$95,626
Marine Imaging Systems	16,338	19,145	43,984	43,699
Data Management Solutions	4,715	4,481	11,566	11,448
Seismic Imaging Solutions	22,848	18,607	71,210	27,786
Corporate and Other	—	277	—	916

Total	$82,710	$80,861	$233,571	$179,475

Income (loss) from operations:
Land Imaging Systems	$4,257	$4,094	$12,077	$11,702
Marine Imaging Systems	4,090	(2,539)	9,588	2,635
Data Management Solutions	1,470	1,428	1,824	3,538
Seismic Imaging Solutions	715	(2,372)	1,533	324
Corporate and Other	(6,412)	(3,954)	(19,513)	(14,898)

Total	$4,120	$(3,343)	$5,509	$3,301

     A summary of net sales by products and services is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Equipment and system sales	$54,258	$56,312	$145,410	$136,473
Multi-client data library sales	12,512	6,706	36,021	11,088
Imaging services	10,154	11,780	34,486	15,960
Other revenues	5,786	6,063	17,654	15,954

Total	$82,710	$80,861	$233,571	$179,475

(6) Accounts and Notes Receivable
     A summary of accounts receivable is as follows (in thousands):

	September 30,	December 31,
	2005	2004
Accounts receivable, principally trade	$91,565	$64,751
Less allowance for doubtful accounts	(3,030)	(3,153)

Accounts receivable, net	$88,535	$61,598

     Notes receivable are generally collateralized by the products sold, bear interest at contractual rates ranging from 0.0% to 7.3% per year and are due at various dates through 2008. For non-interest bearing notes with a maturity greater than one year or those notes which the stated rate of interest is considered a below market rate of interest, the Company imputes interest using prevailing market rates at the notes origination. The weighted average effective interest rate at September 30, 2005 was 5.2%. A summary of notes receivable, accrued interest and allowance for doubtful notes is as follows (in thousands):

	September 30,	December 31,
	2005	2004
Notes receivable and accrued interest	$24,318	$20,820
Less allowance for doubtful notes	(5,692)	(5,893)

Notes receivable, net	18,626	14,927
Less current portion of notes receivable, net	11,084	10,784

Long-term notes receivable	$7,542	$4,143

     In 2004, the Company sold its first VectorSeis® Ocean system for seabed data acquisition. A portion of the purchase price was financed by the Company through a series of notes receivable totaling $6.9 million at December 31, 2004. During the second quarter of 2005, the Company advanced to the customer $4.6 million on a non-interest bearing basis. The Company imputed interest on a short-term basis as its expectation was that the advance would be repaid over a short-term period. In July 2005, the Company and the customer entered into an agreement that provides for terms of repayment of the outstanding balances over a three year period. The notes are secured by a lien in the purchased equipment. During the third quarter of 2005, the customer made scheduled payments of $4.8 million, resulting in a total outstanding indebtedness under this arrangement of $10.4 million at September 30, 2005. Under this agreement, the Company also purchased for $1.85 million all intellectual property rights the customer may have regarding the VectorSeis Ocean system as a result of the customer’s work on enhancing the system.
(7) Inventories
     A summary of inventories is as follows (in thousands):

	September 30,	December 31,
	2005	2004
Raw materials and subassemblies	$36,560	$33,791
Work-in-process	11,434	5,737
Finished goods	44,269	57,953
Reserve for excess and obsolete inventories	(9,702)	(10,822)

Inventories, net	$82,561	$86,659

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
     In February 2004, the Company acquired all of the share capital of Concept Systems. As part of the consideration, the Company issued 1,680,000 shares of its common stock, valued at $10.8 million. Also, in June 2004, the Company acquired all the capital stock of GXT. As part of the purchase consideration for the GXT acquisition, the Company assumed certain outstanding GXT stock options, valued at $14.6 million.

      During the nine months ended September 30, 2005, the Company transferred $7.3 million (net book value) of rental equipment to inventory. During the nine months ended September 30, 2004, the Company transferred $6.5 million of inventory at cost, to property, plant, and equipment.
(9) Notes Payable, Long Term Debt and Lease Obligations
     A summary of the Company’s notes payable, long term debt and lease obligations as of September 30, 2005, is as follows (in thousands):

September 30,
Obligations	2005
$25.0 million revolving line of credit	$3,585
Facility lease obligation	6,246
$60.0 million convertible senior notes	60,000
Equipment capital leases	4,493
Other notes payable	1,658

Total	$75,982

     In May 2005, the Company obtained a $25.0 million revolving line of credit with a maturity date of May 24, 2008. The outstanding balance of indebtedness under this credit facility was $3.6 million at September 30, 2005. Beginning October 1, 2005, the

Company can elect to apply either the lender’s Base Rate (as defined in the agreement) or the three month LIBOR rate plus 2.25% to 2.75% (depending on the Company’s Fixed Charge Coverage Ratio, as defined in the agreement) as interest on outstanding borrowings under the revolving line of credit. Prior to October 1, 2005, the lender’s Base Rate applied. The annual interest rate in effect at September 30, 2005 was 6.75%. The Company is obligated to pay a commitment fee of 0.25% per annum on the unused portion of the revolving credit facility. In addition, the Company can issue letters of credit totaling up to $5 million under this facility, which, if issued, reduces the Company’s borrowing availability under this revolving line of credit.
     A portion of the Company’s assets is pledged as collateral for outstanding borrowings under this revolving line of credit. Total borrowings are subject to a borrowing base limitation based on a percentage of eligible accounts receivable and inventories. As of September 30, 2005, the borrowing base calculation permitted total borrowings of $25.0 million, of which $21.4 million remained available. The credit agreement prohibits the Company from paying common stock dividends and limits certain capital expenditures, incurring additional debt, selling significant assets, acquiring other businesses, and merging with other entities without the consent of the lenders. The credit agreement requires compliance with certain financial and non-financial covenants, including quarterly requirements related to a Fixed Charge Coverage Ratio (not less than 1.25 to 1), as defined in the agreement. At September 30, 2005, the Company was in compliance with all of the covenants under the credit agreement.
     The credit agreement includes a contingent lockbox arrangement, which is triggered upon an event of default or if the Company’s availability under the line of credit falls below $5.0 million. If triggered, all available funds would be used to pay down the outstanding principal balance under the line of credit. The Company currently classifies the outstanding balance under the line of credit as long-term; however, if the contingent lockbox arrangement is triggered, the Company would be required to reflect its outstanding borrowings under this line of credit as short-term.
     In 2001, the Company sold its facilities that served as the corporate headquarters and manufacturing facility located in Stafford, Texas for $21.0 million. Simultaneously with the sale, the Company entered into a non-cancelable twelve-year lease with the purchaser of the property. Because the Company retained a continuing involvement in the property that precluded sale-leaseback treatment for financial accounting purposes, the sale-leaseback transaction was accounted for as a financing transaction, and the Company recorded a lease obligation of $21.0 million using an implicit interest rate of 9.1% per annum.
     In June 2005, the owner sold the facilities to two parties, which were unrelated to each other as well as unrelated to the seller. In conjunction with the sale of the facilities, the Company entered into two separate lease arrangements for each of the facilities with the new owners. One lease (the Operating Lease), which was classified as an operating lease, has a twelve-year lease term; the other lease (the Lease Obligation), continues to be accounted for as a financing transaction due to the Company’s continuing involvement in the property as a lessee, and has a ten-year lease term which the Company does not expect to renew. Both leases have renewal options that allow the Company to extend the leases for up to an additional twenty-year term.
     Because the Company subleases more than a minor portion of the property under the Lease Obligation, the Company recorded the commitment as a $6.3 million lease obligation at an implicit interest rate of 9% per annum. The Operating Lease qualified as a sale-leaseback for financial reporting purposes; as a result, in June 2005, $11.8 million under its lease obligations and $8.1 million of long-term assets (primarily fixed assets) were treated as being disposed of, with the Company recording a deferred gain of $3.7 million. The deferred gain will be recognized on the straight-line basis over the twelve-year lease term. Under the previous lease arrangements, the Company had provided a letter of credit to the previous owner, which the Company secured by depositing $1.5 million with the issuing bank. There are no similar requirements under the new lease agreements; therefore, in June 2005, the letter of credit was terminated and the Company reclassified the $1.5 million deposit to cash and cash equivalents.
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
     A summary of future principal obligations under the notes payable, long-term debt, the Lease Obligation and equipment capital lease obligations as of September 30, 2005, is as follows (in thousands):

	Notes Payable,
	Long-term	Equipment
	Debt and Lease	Capital Lease
Years Ended December 31,	Obligation	Obligations
2005	$669	$857
2006	1,345	2,580
2007	406	1,185
2008	64,054	219
2009	541	—
2010 and thereafter	4,474	—

Total	$71,489	4,841

Imputed Interest		(348)

Net present value of equipment capital lease obligations		4,493
Current portion of equipment capital lease obligations		2,642

Long-term portion of equipment capital lease obligations		$1,851

(10) Cumulative Convertible Preferred Stock
     In February 2005, the Company issued 30,000 shares of a newly designated Series D-1 Cumulative Convertible Preferred Stock (Series D-1 Preferred Stock) in a privately-negotiated transaction, at a purchase price of $1,000 per share, for an aggregate of $29.8 million in net proceeds. Dividends, which are contractually obligated to be paid quarterly, may be paid, at the option of the Company, either in cash or by the issuance of the Company’s common stock. Dividends are paid at a rate equal to the greater of (i) five percent per annum or (ii) the three month LIBOR rate on the last day of the immediately preceding calendar quarter plus two and one-half percent per annum. The preferred dividend rate was 6.02% at September 30, 2005.
     The Series D-1 Preferred Stock may be converted, at the holder’s election, into 3,812,428 shares of the Company’s common stock, subject to adjustment, at an initial conversion price of $7.869 per share, also subject to adjustment in certain events. Also, commencing on February 17, 2007, or sooner if the 20–day average market price of the Company’s common stock is less than $4.45 (Minimum Price) on any date after August 12, 2005, the holder has the right to redeem all or part of the Series D-1 Preferred Stock. The Company may satisfy its redemption obligations either in cash or by the issuance of the Company’s common stock, calculated based upon the prevailing market price, but not less than $4.45 per share, of the Company’s common stock at the time of redemption. However, if the 20-day average price of the Company’s common stock is less than the Minimum Price during that time, the Company may satisfy its redemption obligation by resetting the conversion price to the Minimum Price, and thereafter, all dividends must be paid in cash.
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
     The proceeds received from the sale of the Series D-1 Preferred Stock, net of transaction costs, have been classified outside of stockholders’ equity on the balance sheet below total liabilities. The transaction costs have been deferred and are being accreted through the statement of operations through February 2007. Prior to the conversion, common shares issuable will be assessed for inclusion in the weighted average common shares outstanding for the Company’s diluted net income per common share using the if-converted method based on the Company’s common share price at the beginning of the applicable period.
(11) Net Income (Loss) per Common Share
     Basic net income (loss) per common share is computed by dividing net income (loss) applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is determined based on the assumption that outstanding dilutive stock options have been exercised and the aggregate proceeds were used to reacquire common stock using the average price of such common stock for the period. The total number of shares issuable under outstanding anti-dilutive options at September 30, 2005 and 2004 were 5,925,596 and 8,644,210, respectively. The Company has outstanding $60.0 million of convertible senior notes, for which 13,888,890 common shares may be acquired upon their full conversion. The convertible notes are anti-dilutive for all periods presented and have been excluded from the diluted net income per common share. In February 2005, the Company issued the Series D-1 Preferred Stock, which may be converted, at the holder’s election, into 3,812,428 total common shares. The Series D-1 Preferred Stock is anti-dilutive for the periods outstanding and has been excluded from the diluted net income per common share.
     The following table summarizes the calculation of the weighted average number of common shares and weighted average number of diluted common shares outstanding for purposes of the computation of basic net income (loss) per common share and diluted net income (loss) per common share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss) applicable to common shares	$1,443	$(4,974)	$(120)	$(1,345)

Weighted average number of common shares outstanding	79,313	76,419	78,903	61,924
Effect of dilutive stock options	1,333	—	—	—

Weighted average number of diluted common shares outstanding	80,646	76,419	78,903	61,924

Basic net income (loss) per common share	$0.02	$(0.07)	$0.00	$(0.02)

Diluted net income (loss) per common share	$0.02	$(0.07)	$0.00	$(0.02)

(12) Income Taxes
     The Company records a valuation allowance for substantially all of its net deferred tax assets, which are primarily net operating loss carryforwards. The Company currently does not recognize a benefit from net operating losses. The establishment of this valuation allowance does not affect the Company’s ability to reduce future tax expense through utilization of prior years’ net operating losses. Income tax expense for the three and nine months ended September 30, 2005 and 2004 primarily reflects foreign taxes as a result of the taxable income generated by the Company’s foreign operations. Included in the income tax expense for the nine months ended September 30, 2005, is a $1.4 million credit due to the resolution of a foreign tax matter for an amount less than the Company’s reserve for that potential liability. As a result of these items, the Company’s effective tax rate was 35% and 26% for the three and nine months ended September 30, 2005, respectively.
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
(13) Comprehensive Net Income (Loss)
     The components of comprehensive net income (loss) are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss) applicable to common shares	$1,443	$(4,974)	$(120)	$(1,345)
Foreign currency translation adjustment	(651)	(363)	(2,937)	(1,076)

Comprehensive net income (loss)	$792	$(5,337)	$(3,057)	$(2,421)

(14) Commitments and Contingencies
     Legal Matters: On January 12, 2005, a putative class action lawsuit was filed against I/O, its chief executive officer, its chief financial officer and the president of GXT in the U.S. District Court for the Southern District of Texas, Houston Division. The action, styled Harold Read, individually and on behalf of all others similarly situated v. Input/Output, Inc, Robert P. Peebler, J. Michael Kirksey, and Michael K. Lambert, alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder. The action was filed purportedly on behalf of purchasers of I/O’s common stock who purchased shares during the period from May 10, 2004 through January 4, 2005. The complaint sought damages in an unspecified amount plus costs and attorneys’ fees. The complaint alleged misrepresentations and omissions in public announcements and filings concerning the Company’s business, sales and products. On February 4 and 10, 2005, and March 15, 2005, three similar lawsuits were filed in the U.S. District Court for the Southern District of Texas, Houston Division. The three complaints, styled (i) Matt Brody, individually and on behalf of all others similarly situated v. Input/Output, Inc, Robert P. Peebler and J. Michael Kirksey, (ii) Giovanni Arca vs. Input/Output, Inc., Robert P. Peebler, J. Michael Kirksey, and Michael K. Lambert, and (iii) Schneur Grossberger, individually and on behalf of all others similarly situated v. Input/Output, Inc., Robert P. Peebler, J. Michael Kirksey, and Michael K. Lambert, contained factual allegations similar to those in the Read complaint.

     The Brody complaint was voluntarily dismissed by the plaintiff in that case on April 28, 2005. On May 13, 2005, the court ordered the three remaining cases to be consolidated into one case, styled Harold Read, individually and on behalf of all others similarly situated v. Input/Output, Inc, Robert P. Peebler, J. Michael Kirksey, and Michael K. Lambert. On August 26, 2005, the court ordered that the class action allegations contained in the consolidated lawsuit be stricken from the lawsuit for the plaintiffs’ failure to identify and designate a lead plaintiff in the lawsuit. On September 2, 2005, the court ordered that the former putative class action lawsuit be dismissed without prejudice.
     A shareholder derivative lawsuit (Kovalsky v. Robert P. Peebler, et al., No. 2005-17565) was filed on March 16, 2005 in the District Court of Harris County, Texas, 189th Judicial District, against certain of the Company’s officers and all of the members of its board of directors as defendants, and against the Company as a nominal defendant. The complaint alleges breach of the officers’ and directors’ fiduciary duties by failing to correct publicly reported financial results and guidance, abuse of control, gross mismanagement, unjust enrichment and corporate waste. The plaintiff seeks judgment against the defendants for unspecified damages sustained by the Company, restitution, disgorgement of profits, benefits and compensation allegedly obtained by the defendants and attorneys’ and experts’ fees and costs. Based on the Company’s review of the Kovalsky complaint, management believes that the derivative suit is without merit and intends to defend vigorously the Company and its officers and directors named as parties in this action. Management of the Company believes that the ultimate resolution of this case will not have a material adverse impact on the Company’s financial condition, results of operations, or liquidity.
     In October 2002, the Company filed a lawsuit against Paulsson Geophysical Services, Inc. (PGSI) and its owner in the 286th District Court for Fort Bend County, Texas, seeking recovery of approximately $0.7 million that was unpaid and due to the Company resulting from the sale of a custom product that PGSI asked the Company to construct in 2001. In 2002, the Company fully reserved for all amounts due from PGSI with regard to this sale. After the Company filed suit to recover the PGSI receivable, PGSI alleged that the delivered custom product was defective and counter-claimed against the Company, asserting breach of contract, breach of warranty and other related causes of action. The case was tried to a jury during May 2004. The jury returned a verdict in June 2004, the results of which would not have supported a judgment awarding damages to either the Company or the defendants. In August 2004, the presiding judge overruled the jury verdict and ordered a new trial. A new trial has been scheduled for March 2006. Company management continues to believe that the ultimate resolution of the case will not have a material adverse impact on the financial condition, results of operations, or liquidity of the Company.
     The Company has been named in various lawsuits or threatened actions that are incidental to its ordinary business. Such lawsuits and actions could increase in number as the Company’s business expands and the Company grows larger. Litigation is inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time consuming, cause the Company to incur costs and expenses, require significant amounts of management time and result in the diversion of significant operational resources. The results of these lawsuits and actions cannot be predicted with certainty. Management believes that the ultimate resolution of these matters will not have a material adverse impact on the financial condition, results of operations, or liquidity of the Company.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Balance at beginning of period	$3,568	$3,561	$3,832	$3,433
Accruals for warranties issued during the period	1,817	1,954	4,149	3,331
Settlements made (in cash or in kind) during the period	(520)	(1,201)	(3,116)	(2,450)

Balance at end of period	$4,865	$4,314	$4,865	$4,314

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
     After several years of decreased levels of seismic activity, we are seeing the businesses of our oil company and seismic contractor customers improve as they have increased their capital spending. We would expect this trend to escalate as our customers become more confident in the strength of the market, primarily driven by high oil and gas prices. The increase in levels of seismic spending has been primarily evidenced by the increase in sales within our Marine Imaging Systems segment and increased sales of our vibrator trucks within our Land Imaging Systems segment, which reflects the growing international land market. Also, during the second quarter of 2005, GXT returned to profitability due to improving results within their processing business and an increase in sales of their seismic data library.
     In February 2005, we issued 30,000 shares of a newly designated Series D-1 Cumulative Convertible Preferred Stock (Series D-1 Preferred Stock) in a privately-negotiated transaction and received $29.8 million in net proceeds. Also, in May 2005, we obtained a $25.0 million revolving line of credit which has a maturity date in May 2008. We believe, based upon our forecasts and our liquidity requirements for the near term, that the combination of our projected internally generated cash, the availability of the revolving line of credit and our working capital (including cash and cash equivalents on hand) will provide further flexibility in meeting our growth plans and liquidity requirements for the next twelve months.
     Our Marine Imaging Systems segment leases a 40,000-square foot facility located in Harahan, Louisiana, in the greater New Orleans metropolitan area. On August 27, 2005, we suspended operations at this facility and evacuated and locked down the facility in preparation for Hurricane Katrina. This facility did not experience flooding or significant damage during or after the hurricane. However, because of employee evacuations, power failures and lack of related support services, utilities and infrastructure in the New Orleans area, we were unable to resume full operations at the facility until September 26, 2005. While full operations remained suspended, many of the functions performed at the Harahan facility were performed at our facilities in Stafford, Texas and other locations. The suspension of operations at this facility did not have a material adverse impact on our results of operations for the quarter ended September 30, 2005.
     We operate our company through four business segments: Land Imaging Systems, Marine Imaging Systems, Data Management Solutions and Seismic Imaging Solutions. The following table provides an overview of key financial metrics for our company as a whole and our four business segments during the three and nine months ended September 30, 2005 compared to those periods one year ago (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2005		2004	2005		2004
Net sales:
Land Imaging Systems	$38,809		$38,351	$106,811		$95,626
Marine Imaging Systems	16,338		19,145	43,984		43,699
Data Management Solutions	4,715		4,481	11,566		11,448
Seismic Imaging Solutions	22,848		18,607	71,210		27,786
Corporate and Other	—		277	—		916

Total	$82,710		$80,861	$233,571		$179,475

Income (loss) from operations:
Land Imaging Systems	$4,257		$4,094	$12,077		$11,702
Marine Imaging Systems	4,090		(2,539)	9,588		2,635
Data Management Solutions	1,470		1,428	1,824		3,538
Seismic Imaging Solutions	715		(2,372)	1,533		324
Corporate and Other	(6,412	)*	(3,954)*	(19,513	)*	(14,898	)*

Total	$4,120		$(3,343)	$5,509		$3,301

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss) applicable to common shares	$1,443	$(4,974)	$(120)	$(1,345)
Basic and diluted net income (loss) per common share	$0.02	$(0.07)	$(0.00)	$(0.02)

*	Represents corporate general and administrative expenses not allocated to any segment.
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
     The information contained in this Quarterly Report on Form 10-Q contains references to our trademarks, service marks and registered marks, as indicated. Except where stated otherwise or unless the context otherwise requires, the terms “VectorSeis” and “VectorSeis System Four” refer to our VectorSeis® and VectorSeis System Four® registered marks.
Results of Operations
     Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
     Net Sales: Net sales of $82.7 million for the three months ended September 30, 2005 increased $1.8 million, compared to the corresponding period last year. Land Imaging Systems’ net sales increased slightly, by $0.4 million, to $38.8 million compared to $38.4 million in the corresponding period of last year. This increase was due to an increase in our land acquisition system and vibrator truck sales, partially offset by a decline in our Sensor geophone sales. Marine Imaging System’s net sales decreased $2.8 million to $16.3 million compared to $19.1 million in the corresponding period of last year, as in last year’s third quarter we made final deliveries under our first VectorSeis Ocean acquisition system contract.
     Seismic Imaging Solutions’ net sales increased $4.2 million, to $22.8 million for the three months ended September 30, 2005 compared to $18.6 million in the corresponding period last year. GXT contributed $20.8 million to our net sales for the three months ending September 30, 2005, compared to $17.5 million in the corresponding period of last year. This increase is related to sales of off-the-shelf seismic data primarily off the coast of West Africa. GXT’s backlog of processing projects has improved since the end of 2004. Concept Systems contributed $4.7 million to our net sales for the third quarter, compared to $4.5 million in the corresponding period of last year.
     Gross Profit and Gross Profit Percentage: Gross profit of $23.1 million for the three months ended September 30, 2005 increased $4.7 million, compared to the corresponding period last year. Gross profit percentage for the three months ended September 30, 2005 was 28% compared to 23% in the prior year. The improvement in our gross margin percentages was primarily due to an increase of higher margin positioning and acquisition system electronics sales within Marine Imaging Systems and an increase in sales of GXT’s off-the-shelf seismic data library and improving results within their processing business. This increase is partially offset by continuing pricing pressures on our land acquisition systems.
     General and Administrative: General and administrative expenses of $6.4 million for the three months ended September 30, 2005 decreased $5.1 million. This decrease is related to a third quarter of 2004 provision of $5.2 million for doubtful accounts and notes associated with receivables due from a former Russian customer within Marine Imaging Systems.
     Gain on Sale of Assets: Gain on sale of assets for the three months ended September 30, 2004 primarily related to the sale of our Alvin, Texas manufacturing facility. There was no comparable sale of assets during the three months ended September 30, 2005.
     Income Tax Expense: Income tax expense for the three months ended September 30, 2005 was $1.0 million compared to an income tax expense of $0.3 million for the three months ended September 30, 2004. Income tax expense reflected only state and foreign taxes, since we continue to maintain a valuation allowance for substantially all of our net deferred tax assets.
     Preferred Dividend: The preferred dividend is a result of our issuance of Series D-1 Preferred Stock in February 2005, which resulted in $29.8 million of net proceeds. Dividends, which are contractually obligated to be paid quarterly, may be paid, at the option of the Company, either in cash or by the issuance of the Company’s common stock. Dividends are paid at a rate equal to the greater of (i) five percent per annum or (ii) the three month LIBOR rate on the last day of the immediately preceding calendar quarter plus two and one-half percent per annum. The preferred dividend rate was 6.02% at September 30, 2005.

     Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
     Net Sales: Net sales of $233.6 million for the nine months ended September 30, 2005 increased $54.1 million, compared to the corresponding period last year due principally to the acquisition of GXT. Land Imaging Systems’ net sales increased by $11.2 million, to $106.8 million compared to $95.6 million during the nine months ended September 30, 2004. This increase was due to an increase in our land acquisition system and vibrator truck sales, partially offset by the decline in our Sensor geophone sales. Marine Imaging System’s net sales increased $0.3 million to $44.0 million, compared to $43.7 million during the nine months ended September 30, 2004. During the first nine months of 2004 we sold our first VectorSeis Ocean acquisition system representing $16.9 million of revenues, compared to no VectorSeis Ocean revenues during the first nine months of 2005. Excluding the impact of VectorSeis Ocean, Marine Imaging Systems’ revenue significantly increased due to a stronger marine seismic market compared to last year.
     Seismic Imaging Solutions’ net sales increased $43.4 million, to $71.2 million for the nine months ended September 30, 2005 compared to $27.8 million in the corresponding period last year, due to our acquisition of GXT in June 2004. GXT contributed $65.6 million to our net sales for the nine months ended September 30, 2005, compared to $23.1 million in the corresponding period of last year. Concept Systems, which we acquired in February 2004, contributed $11.6 million to our net sales for the nine months ended September 30, 2005, compared to $11.4 million in the corresponding period of last year.
     Gross Profit and Gross Profit Percentage: Gross profit of $61.6 million for the nine months ended September 30, 2005 increased $10.1 million compared to the corresponding period last year. Gross profit percentage for the nine months ended September 30, 2005 was 26% compared to 29% in the prior year. The decline in our gross margin percentages is primarily due to pricing pressures on land acquisition systems related to entering new markets. A higher mix of lower margin vibrator truck sales during the periods of comparison also lowered the gross profit percentage.
     Marketing and Sales: Marketing and sales expense of $22.7 million for the nine months ended September 30, 2005 increased $7.0 million compared to the corresponding period last year. The increase is primarily a result of the acquisition of GXT in June 2004. Excluding the expenses of GXT, our sales and marketing expenses reflect additional sales personnel, an increase in business development personnel within our product groups, an increase in corporate marketing and advertising expenses and expenses related to our sales representative offices in Moscow and Beijing. We intend to continue investing significant sums in our marketing efforts as we penetrate markets for our new products.
     General and Administrative: General and administrative expense of $19.2 million for the nine months ended September 30, 2005 decreased $2.8 million compared to the corresponding period last year. The decrease in general and administrative expense is primarily related to our Marine Imaging Systems’ third quarter of 2004 provision of $5.2 million for doubtful accounts and notes associated with our receivables due from a former Russian customer. This decrease is partially offset by the acquisition of GXT in June 2004, which added $2.0 million to our general and administrative expenses compared to $0.7 million in the corresponding period last year and an increase in fees associated with the implementation of requirements under section 404 of the Sarbanes-Oxley Act of 2002.
     Gain on Sale of Assets: Gain on sale of assets for the nine months ended September 30, 2004 primarily related to the sale of our Alvin, Texas manufacturing facility and undeveloped land across from our headquarters in Stafford, Texas. There was no comparable sale of assets during the nine months ended September 30, 2005.
     Income Tax Expense: Income tax expense for the nine months ended September 30, 2005 was $0.3 million compared to an income tax expense of $1.2 million for the nine months ended September 30, 2004. This decreased expense was primarily due to the closure of a foreign tax matter, which resulted in a $1.4 million reduction in our reserve for that matter. Excluding this tax benefit, income tax expense for the nine months ended September 30, 2005 and 2004 reflected only state and foreign taxes, since we continue to maintain a valuation allowance for substantially all of our net deferred tax assets.
Liquidity and Capital Resources
New Sources of Capital
     In February 2005, we issued 30,000 shares of a newly designated Series D-1 Cumulative Convertible Preferred Stock (Series D-1 Preferred Stock) in a privately-negotiated transaction and received $29.8 million in net proceeds. The Series D-1 Preferred Stock may be converted, at the holder’s election, into 3,812,428 shares of our common stock, subject to adjustment, at an initial conversion price of $7.869 per share (122% of the market price on the date of issuance), also subject to adjustment in certain events. We also granted the holder the right, commencing on August 16, 2005 and expiring on February 16, 2008 (subject to extension), to purchase up to an additional 40,000 shares of one or more additional series of Series D-1 Preferred Stock, having similar terms and conditions as the Series D-1 Preferred Stock, and having a conversion price equal to 122% of the prevailing market price of our common stock at the time of its issuance, but not less than $6.31 per share (subject to adjustment in certain events).
     In May 2005, we obtained a $25.0 million revolving line of credit with a maturity date of May 24, 2008. The outstanding balance of indebtedness under this credit facility was $3.6 million at September 30, 2005. We can periodically elect to use either the lender’s Base Rate (as defined in the credit agreement) or the three-month LIBOR Rate plus 2.25% to 2.75% (depending on our Fixed Charge Coverage Ratio, as defined in the credit agreement) in connection with borrowings under the revolving line of credit. In addition, we can issue letters of credit totaling up to $5 million under this facility, which, if issued, reduces our borrowing availability under this revolving line of credit. At September 30, 2005, there were no outstanding letters of credit under this facility.
     A portion of our assets are pledged as collateral for outstanding borrowings under the line of credit. Total borrowings are subject to a borrowing base limitation based on a percentage of eligible accounts receivable and inventories. As of September 30, 2005, the borrowing base calculation permitted total borrowings of $25.0 million, of which $21.4 million remained available. Our borrowing base could decrease if our Eligible Collateral (as defined in the credit agreement) falls below $25.0 million. The credit agreement prohibits us from paying dividends on common stock and limits certain capital expenditures (as defined), incurring additional debt, selling significant assets, acquiring other businesses, and merging with other entities without the consent of the lenders. The credit agreement requires compliance with certain financial and non-financial covenants, including quarterly requirements related to Fixed Charge Coverage Ratio (not less than 1.25 to 1), as defined in the agreement. The credit agreement includes a contingent lockbox arrangement, which is triggered upon an event of default or if our availability under the line of credit falls below $5.0 million. If triggered, all available funds would be used to pay down the outstanding principal balance under the line of credit. We currently classify the outstanding balance under the line of credit as long-term; however, if the contingent lock box arrangement is triggered, we would be required to reflect the outstanding borrowings under this line of credit as short-term. We were in compliance with all of the covenants under the credit agreement as of September 30, 2005.
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
Cash Flow from Operations
     We have historically financed operations from internally generated cash and funds from equity and debt financings. Cash and cash equivalents were $15.7 million at September 30, 2005, an increase of $0.7 million. Net cash used in operating activities was $11.3 million for the nine months ended September 30, 2005, compared to net cash used in operating activities of $7.3 million for the nine months ended September 30, 2004. The increase in net cash used in our operating activities was primarily due to decreases in our payables and accrued expenses, which resulted from our payments to vendors for inventory received near the end of 2004, and an increase in our accounts receivable and receivables due to our higher sales levels.
Cash Flow from Investing Activities
     Net cash flow used in investing activities was $18.0 million for the nine months ended September 30, 2005, compared to $168.9 million for the nine months ended September 30, 2004. During the nine months ended September 30, 2004, we acquired Concept Systems and GXT. The principal uses of our investing activities during the nine months ended September 30, 2005 were $4.2 million of equipment purchases, an $11.4 million investment in our multi-client data library and $1.85 million to acquire certain intellectual property rights. We expect to expend an additional $5 million to $10 million for equipment purchases and investments in our multi-client data library during the remaining three months of 2005. The range of expenditures for the remainder of the year could vary substantially depending on the level of multi-client projects that are initiated in the last three months of 2005.
Cash Flow from Financing Activities
     Net cash flow provided by financing activities was $30.4 million for the nine months ended September 30, 2005, compared to $149.0 million of cash provided by financing activities for the nine months ended September 30, 2004. The net cash flow provided during the nine months ended September 30, 2005 was primarily related to the sale of our Series D-1 Preferred Stock, on which we paid $1.1 million of cash dividends during the period. During the period we made scheduled payments of $5.5 million on our notes payable, long-term debt and lease obligations and had net borrowings under our revolving line of credit of $3.6 million. Our employees exercised stock options, resulting in proceeds to us of $2.3 million during the period. In addition, we reclassified a $1.5 million deposit to cash and cash equivalents as the letter of credit the deposit was securing was terminated during the period.
Inflation and Seasonality
     Inflation in recent years has not had a material effect on our costs of goods or labor, or the prices for our products or services. Traditionally, our business has been seasonal, with strongest demand in the first and fourth quarters of our fiscal year.
Future Contractual Obligations
     The following table sets forth estimates of future payments for the remainder of 2005, and for 2006 through 2010 and thereafter, of our consolidated contractual obligations, as of September 30, 2005 (in thousands):

	Payments Due by Fiscal Year
		Oct.-Dec.					2010 and
Contractual Obligations at September 30, 2005	Total	2005	2006	2007	2008	2009	Thereafter
Long-term debt obligations	$71,489	$669	$1,345	$406	$64,054	$541	$4,474
Interest on long-term debt obligations	15,586	1,871	4,103	4,057	3,876	430	1,249
Equipment capital lease obligations	4,841	857	2,580	1,185	219	—	—
Operating leases	45,546	1,809	6,723	5,083	4,226	4,130	23,575
Product warranty	4,865	1,216	3,649	—	—	—	—
Purchase obligations	83,602	36,412	24,442	7,958	7,395	7,395	—

Total	$225,929	$42,834	$42,842	$18,689	$79,770	$12,496	$29,298

     The long-term debt and lease obligations at September 30, 2005 included $60.0 million in indebtedness under our convertible senior notes that mature in December 2008. The remaining amount of these obligations consist of (i) $3.6 million under our revolving line of credit (ii) $6.2 million related to our sale-leaseback arrangement and (iii) $1.7 million of other short-term notes payable. The $4.8 million of capital lease obligations (including imputed interest) relates to GXT’s financing of equipment purchases. For further discussion of our notes payable, long-term debt and lease obligations, see Note 9 of Notes to Unaudited Consolidated Financial Statements.
     The operating lease commitments at September 30, 2005 relate to our leases for certain equipment, offices, and warehouse space under non-cancelable operating leases.
     The liability for product warranties at September 30, 2005 relate to the estimated future warranty expenditures associated with our products. Our warranty periods generally range from 90 days to three years from the date of original purchase, depending on the product. We record an accrual for product warranties and other contingencies at the time of sale, which is when the estimated future expenditures associated with those contingencies become probable and the amounts can be reasonably estimated. We generally receive warranty support from our suppliers regarding equipment they manufactured.
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
     Prior to the first quarter of 2005, the estimated useful life of a multi-client data library once it became available for commercial sale was two years for 2-D projects and three years for 3-D projects. In the first quarter of 2005, we determined that the estimated useful economic life of our multi-client data library is four years from the date a multi-client data library becomes available for commercial sale. Our method of amortizing the costs of a multi-client data library available for commercial sale is the greater of (i) the percentage of actual revenue to the total estimated revenue multiplied by the estimated total cost of the project or (ii) the straight-line basis over a four-year period. The change in estimate was determined based upon GXT’s further historical experience in marketing and selling its multi-client data libraries, in addition to a review of industry standards regarding such useful economic lives. This change did not have a material impact to our results of operations during the first nine months of 2005.
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
     For the nine months ended September 30, 2005 and for all of 2004, approximately 11% and 15%, respectively, of our consolidated net sales were equipment sales to one customer headquartered in China. Approximately $9.8 million, or 11%, of our total accounts receivable at September 30, 2005 related to this same customer. The loss of this customer or a deterioration in our relationship with it could have a material adverse effect on our results of operations and financial condition.
     In 2004, we sold our first VectorSeis Ocean system for seabed data acquisition. A portion of the purchase price was financed by us through a series of notes receivable totaling $6.9 million at December 31, 2004. During the second quarter of 2005, we advanced to the customer $4.6 million on a non-interest bearing basis. We imputed interest on a short-term basis as its expectation was that the advance would be repaid over a short-term period. In July 2005, we and the customer entered into an agreement, which provides for terms of repayment of the outstanding balances over a three year period. The notes are secured by a lien in the purchased equipment. During the third quarter of 2005, the customer made scheduled payments of $4.8 million, resulting in a total outstanding indebtedness under this arrangement of $10.4 million at September 30, 2005. Under this agreement, we also purchased for $1.85 million all intellectual property rights the customer may have regarding the VectorSeis Ocean system as a result of the customer’s work on enhancing the system.
     For the nine months ended September 30, 2005, we recognized $9.2 million of sales to customers in the Commonwealth of Independent States, or former Soviet Union (CIS), $6.6 million of sales to customers in Latin American countries, $60.1 million of sales to customers in Europe, $23.8 million of sales to customers in the Middle East, $19.6 million of sales to customers in Asia Pacific and $28.9 million of sales to customers in Africa. The majority of our foreign sales are denominated in U.S. dollars. In recent years, the CIS and certain Latin American countries have experienced economic problems and uncertainties. To the extent that world events or economic conditions negatively affect our future sales to customers in these and other regions of the world or the collectibility of our existing receivables, our future results of operations, liquidity and financial condition may be adversely affected. We currently require customers in these higher risk countries to provide their own financing and in some cases assist the customer in organizing international financing and Export-Import credit guarantees provided by the United States government. We do not currently extend long-term credit through notes or otherwise to companies in countries we consider to be inappropriate for credit risk purposes.
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
We may not gain rapid market acceptance for our Full-Wave Digital products, which could materially and adversely affect our results of operations and financial condition.
     We have spent considerable time and capital developing our full-wave equipment product lines that incorporate our VectorSeis and associated technologies. Because these products rely on a new digital sensor, our ability to sell these products will depend on acceptance of our digital sensor and technology solutions by geophysical contractors and exploration and production companies. If our customers do not believe that our digital sensor delivers higher quality data with greater operational efficiency, our results of operations and financial condition will be materially and adversely affected.
     The introduction of new seismic technologies and products has traditionally involved long development cycles. Because our full-wave digital products incorporate new technologies, we have experienced slow market acceptance and market penetration for these products. For these reasons, and despite the fact that industry-wide demand for seismic services and equipment has increased in 2005, we have continued to be unable to foresee and predict from period to period with the certainty we have desired, estimated future sales volumes, revenues and margins for these new products.
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
Certain of our facilities could be damaged by hurricanes and other natural disasters, which could have an adverse effect on our results of operations and financial condition.
     Certain of our facilities are located in regions of the United States that are susceptible to damage from hurricanes and other weather events, and, during 2005, were impacted by hurricanes or weather events. Our Marine Imaging Systems Division leases a 40,000-square foot facility located in Harahan, Louisiana, in the greater New Orleans metropolitan area. On August 27, 2005, we suspended operations at this facility and evacuated and locked down the facility in preparation for Hurricane Katrina. This facility did not experience flooding or significant damage during or after the hurricane. However, because of employee evacuations, power failures and lack of related support services, utilities and infrastructure in the New Orleans area, we were unable to resume full operations at the facility until September 26, 2005. While full operations remained suspended in New Orleans, many of the functions performed at the Harahan facility were performed at our facilities in Stafford, Texas and other locations. The suspension of operations at this facility did not have a material adverse impact on our results of operations for the quarter ended September 30, 2005.
     Future hurricanes or similar natural disasters that impact our facilities may negatively affect our financial position and operating results for those periods. These negative effects may include reduced production and product sales; costs associated with resuming production; reduced orders for our products from customers that were similarly affected by these events; lost market share; late deliveries; additional costs to purchase materials and supplies from outside suppliers; uninsured property losses; inadequate business interruption insurance and an inability to retain necessary staff.
We derive a substantial amount of our revenues from foreign sales, which pose additional risks.

     Sales to customers outside of North America accounted for approximately 63% of our consolidated net sales for the nine months ended September 30, 2005, and we believe that export sales will remain a significant percentage of our revenue. United States export restrictions affect the types and specifications of products we can export. Additionally, to complete certain sales, United States laws may require us to obtain export licenses, and we cannot assure you that we will not experience difficulty in obtaining these licenses. Operations and sales in countries other than the United States are subject to various risks peculiar to each country. With respect to any particular country, these risks may include:
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
     We have traditionally relied on a relatively small number of significant customers. Consequently, our business is exposed to the risks related to customer concentration. For the nine months ended September 30, 2005 and for all of 2004, approximately 11% and 15%, respectively, of our consolidated net sales related to one Chinese customer. The loss of any of our significant customers or deterioration in our relations with any of them could materially and adversely affect our results of operations and financial condition.
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
     The businesses of GXT and Concept Systems, being more concentrated in software, processing services and proprietary technologies than our traditional business, have exposed us to the risks typically encountered by smaller technology companies that are more dependent on proprietary technology protection and research and development. These risks include:
•	future competition from more established companies entering the market;

•	product obsolescence;

•	dependence upon continued growth of the market for seismic data processing;

•	the rate of change in the markets for GXT’s and Concept Systems’ technology and services;

•	research and development efforts not proving sufficient to keep up with changing market demands;

•	dependence on third-party software for inclusion in GXT’s and Concept Systems’ products and services;

•	misappropriation of GXT’s or Concept Systems’ technology by other companies;

•	alleged or actual infringement of intellectual property rights that could result in substantial additional costs;

•	difficulties inherent in forecasting sales for newly developed technologies or advancements in technologies;

•	recruiting, training, and retaining technically skilled personnel that could increase the costs for GXT or Concept Systems, limit their growth; and

•	the ability to maintain traditional margins for certain of their technology or services.
We have outsourcing arrangements with third parties to manufacture some of our products. If these third parties fail to deliver quality products or components at reasonable prices on a timely basis, we may alienate some of our customers and our revenues, profitability and cash flow may decline.
     We have increased our use of contract manufacturers as an alternative to our own manufacturing of products. As an example, in December 2004, we sold to another company our Applied MEMS business that manufactures MEMS products that are a necessary component in many of our products. If, in implementing any outsource initiative, we are unable to identify contract manufacturers willing to contract with us on competitive terms and to devote adequate resources to fulfill their obligations to us or if we do not properly manage these relationships, our existing customer relationships may suffer. In addition, by undertaking these activities, we run the risk that the reputation and competitiveness of our products and services may deteriorate as a result of the reduction of our control over quality and delivery schedules. We also may experience supply interruptions, cost escalations and competitive disadvantages if our contract manufacturers fail to develop, implement, or maintain manufacturing methods appropriate for our products and customers.
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
     The markets for our products are characterized by changing technology and new product introductions. We must invest substantial capital to maintain a leading edge in technology, with no assurance that we will receive an adequate rate of return on those investments. If we are unable to develop and produce successfully and timely new and enhanced products and services, we will be unable to compete in the future and our business, our results of operations and financial condition will be materially and adversely affected.
Our outsourcing relationships may require us to purchase inventory when demand for products produced by third-party manufacturers is low.
     Under a few of our outsourcing arrangements, our manufacturing outsourcers purchase agreed-upon inventory levels to meet our forecasted demand. Since we typically operate without a significant backlog of orders for our products, our manufacturing plans and inventory levels are principally based on sales forecasts. If demand proves to be less than we originally forecasted and we cancel our committed purchase orders, our outsourcers generally have the right to require us to purchase inventory which they had purchased on our behalf. Should we be required to purchase inventory under these provisions, we may be required to hold inventory that we may never utilize.
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
     In connection with the review of our quarterly financial statements for the quarter ended September 30, 2004, our management detected a weakness in internal control over financial reporting involving the lack of adequate review of a final sales contract by GXT’s accounting personnel. Appropriate reviews were performed and corresponding changes were reflected in our quarterly financial statements before the statements were issued. Our management believes that we remedied this weakness during the fourth quarter of 2004 by implementing certain contract review procedures within GXT’s accounting department that are designed to prevent such occurrences. In reliance on guidance contained in an interpretive release by the staffs of the SEC’s Office of Chief Accountant and Division of Corporation Finance, our management determined to exclude GXT from the scope of management’s assessment of

I/O’s internal control over financial reporting as of December 31, 2004, since GXT had been acquired by I/O in 2004.
     During 2004, we implemented a number of procedures to strengthen our internal controls, including procedures to comply with the annual internal controls assessment and attestation requirements under Section 404 of the Sarbanes-Oxley Act of 2002 and the related SEC rules. During the second quarter of 2005, we implemented and enhanced certain internal control procedures regarding GXT’s royalty expenses related to its multi-client data library. As a result of these procedures, we discovered errors in the calculation of royalty expenses for the three months ended March 31, 2005. In August 2005, we announced that for the three months ended March 31, 2005 we had understated our royalty expenses and liabilities by $795,000 and therefore restated the results of operations for that period. These inaccuracies caused our management to conclude that the inaccuracies constituted a material weakness in our internal control over financial reporting as of March 31, 2005. These errors in the calculation of GXT royalty expenses did not have a material impact upon our reported results for the year ended December 31, 2004, any interim periods in 2004, or any prior period.
     We may experience controls deficiencies or weaknesses in the future, which could adversely impact the accuracy and timeliness of our future financial reporting and reports and filings we make with the SEC.
The addition of GXT may alienate a number of our traditional seismic contractor customers with whom GXT competes and adversely affect sales to and revenues from those customers.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Please refer to our Annual Report on Form 10-K for the year ended December 31, 2004 for a discussion regarding the Company’s quantitative and qualitative disclosures about market risk. There have been no material changes during the nine months ended September 30, 2005
Item 4. Controls and Procedures
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
     We have established disclosure controls and procedures designed to provide reasonable assurance that material information relating to I/O and its consolidated subsidiaries is made known to the officers who certify our financial reports and to other members of senior management and our Board of Directors. Accordingly, based on their evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), our principal executive officer and principal financial officer have concluded that as of September 30, 2005, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
     Except for extending our common Enterprise Resource Planning application to a division within our Land Imaging Systems segment, there were no changes in our internal control over financial reporting during the quarterly period ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Legal Matters: On January 12, 2005, a putative class action lawsuit was filed against I/O, its chief executive officer, its chief financial officer and the president of GXT in the U.S. District Court for the Southern District of Texas, Houston Division. The action, styled Harold Read, individually and on behalf of all others similarly situated v. Input/Output, Inc, Robert P. Peebler, J. Michael Kirksey, and Michael K. Lambert, alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder. The action was filed purportedly on behalf of purchasers of I/O’s common stock who purchased shares during the period from May 10, 2004 through January 4, 2005. The complaint sought damages in an unspecified amount plus costs and attorneys’ fees. The complaint alleged misrepresentations and omissions in public announcements and filings concerning our business, sales and products. On February 4 and 10, 2005, and March 15, 2005, three similar lawsuits were filed in the U.S. District Court for the Southern District of Texas, Houston Division. The three complaints, styled (i) Matt Brody, individually and on behalf of all others similarly situated v. Input/Output, Inc, Robert P. Peebler and J. Michael Kirksey, (ii) Giovanni Arca vs. Input/Output, Inc., Robert P. Peebler, J. Michael Kirksey, and Michael K. Lambert, and (iii) Schneur Grossberger, individually and on behalf of all others similarly situated v. Input/Output, Inc., Robert P. Peebler, J. Michael Kirksey, and Michael K. Lambert, contained factual allegations similar to those in the Read complaint.
     The Brody complaint was voluntarily dismissed by the plaintiff in that case on April 28, 2005. On May 13, 2005, the court ordered the three remaining cases to be consolidated into one case, styled Harold Read, individually and on behalf of all others similarly situated v. Input/Output, Inc, Robert P. Peebler, J. Michael Kirksey, and Michael K. Lambert. On August 26, 2005, the court ordered that the class action allegations contained in the consolidated lawsuit be stricken from the lawsuit for the plaintiffs’ failure to identify and designate a lead plaintiff in the lawsuit. On September 2, 2005, the court ordered that the former putative class action lawsuit be dismissed without prejudice.
     A shareholder derivative lawsuit (Kovalsky v. Robert P. Peebler, et al., No. 2005-17565) was filed on March 16, 2005 in the District Court of Harris County, Texas, 189th Judicial District, against certain of the Company’s officers and all of the members of its board of directors as defendants, and against the Company as a nominal defendant. The complaint alleges breach of the officers’ and directors’ fiduciary duties by failing to correct publicly reported financial results and guidance, abuse of control, gross mismanagement, unjust enrichment and corporate waste. The plaintiff seeks judgment against the defendants for unspecified damages sustained by the Company, restitution, disgorgement of profits, benefits and compensation allegedly obtained by the defendants and attorneys’ and experts’ fees and costs. Based on the Company’s review of the Kovalsky complaint, management believes that the derivative suit is without merit and intends to defend vigorously the Company and its officers and directors named as parties in this action. Management of the Company believes that the ultimate resolution of this case will not have a material adverse impact on the Company’s financial condition, results of operations, or liquidity.
     In October 2002, the Company filed a lawsuit against Paulsson Geophysical Services, Inc. (“PGSI”) and its owner in the 286th District Court for Fort Bend County, Texas, seeking recovery of approximately $0.7 million that was unpaid and due to the Company resulting from the sale of a custom product that PGSI asked the Company to construct in 2001. In 2002, the Company fully reserved for all amounts due from PGSI with regard to this sale. After the Company filed suit to recover the PGSI receivable, PGSI alleged that the delivered custom product was defective and counter-claimed against the Company, asserting breach of contract, breach of warranty and other related causes of action. The case was tried to a jury during May 2004. The jury returned a verdict in June 2004, the results of which would not have supported a judgment awarding damages to either the Company or the defendants. In August 2004, the presiding judge overruled the jury verdict and ordered a new trial. A new trial has been scheduled for March 2006. Company management continues to believe that the ultimate resolution of the case will not have a material adverse impact on the financial condition, results of operations, or liquidity of the Company.
     The Company has been named in various lawsuits or threatened actions that are incidental to its ordinary business. Such lawsuits and actions could increase in number as the Company’s business expands and the Company grows larger. Litigation is inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time consuming, cause the Company to incur costs and expenses, require significant amounts of management time and result in the diversion of significant operational resources. The results of these lawsuits and actions cannot be predicted with certainty. Management believes that the ultimate resolution of these matters will not have a material adverse impact on the financial condition, results of operations, or liquidity of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (c) During the three months ended September 30, 2005, in connection with the lapse of restrictions on shares of our restricted stock held by one of our employees, we acquired shares of our restricted stock in satisfaction of tax withholding obligations that were incurred on the vesting date. The date of acquisition, number of shares and average effective acquisition price per share, were as follows:

(d) Maximum Number
(or Approximate
Dollar
			(c) Total Number of	Value) of Shares
			Shares Purchased as	That
			Part of Publicly	May Yet Be Purchased
	(a) Total Number of	(b) Average Price	Announced Plans or	Under the Plans or
Period	Shares Acquired	Paid Per Share	Program	Program
July 1, 2005 to July 31, 2005	None	None	Not applicable	Not applicable
August 1, 2005 to August 31, 2005	None	None	Not applicable	Not applicable
September 1, 2005 to September 30, 2005	17,191	$8.32	Not applicable	Not applicable

Total	17,191	$8.32

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	INPUT/	OUTPUT, INC.

	By:	/s/ J. Michael Kirksey

J. Michael Kirksey
Executive Vice President and Chief Financial Officer
Date: November 9, 2005

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.