Form 10-K
period 2005-12-31
INPUT OUTPUT INC
filed 2006-04-03
CIK 866609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐         No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐         No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐         Accelerated filer ☑         Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐         No ☑
     As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $436.6 million based on the closing sale price as reported on the New York Stock Exchange.
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: common stock, $.01 par value, 79,925,015 shares outstanding as of March 24, 2006.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Portions of the Proxy Statement for the 2005 Annual Meeting of Stockholders to be held May 17, 2006	Part III

PART I
      Preliminary Note: This Annual Report on Form 10-K contains “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements should be read in conjunction with the cautionary statements and other important factors included in this Form 10-K. See Item 1A. Risk Factors for a description of important factors which could cause actual results to differ materially from those contained in the forward-looking statements.
      In this Annual Report on Form 10-K, “Input/Output,” “I/O,” “company,” “we,” “our,” “ours” and “us” refer to Input/Output, Inc. and its consolidated subsidiaries, except where the context otherwise requires or as otherwise indicated.

Item 1.	Business
Introduction
      We are a leading seismic solutions company, providing the global oil and natural gas industry with a variety of seismic products and services, including:

•	seismic data acquisition equipment,

•	survey design planning services,

•	software products and

•	seismic data processing services.
      We have been a manufacturer of seismic equipment since the late 1960s. In recent years, we have transformed our business from being solely a seismic equipment manufacturer to being a provider of a full range of seismic imaging products and services — including designing and planning a seismic survey, overseeing the acquisition of seismic data by experienced contractors, and processing the acquired seismic data using advanced algorithms and modem workflows. During 2004, we completed two acquisitions as part of our strategy to expand the range of products and services we provide. This expanded offering, including seismic data management software and advanced imaging services, has enabled us to broaden our customer base beyond seismic acquisition contractors to also include oil and natural gas exploration and production companies. We do not own vessels or maintain crews typically used in the field to acquire seismic data.
      Our executive headquarters are located at 12300 Parc Crest Drive, Stafford, Texas 77477. Our telephone number is (281) 933-3339. Our home page on the Internet is www.i-o.com. We make our website content available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Form 10-K.
      In portions of this Form 10-K, we incorporate by reference information from parts of other documents filed with the Securities and Exchange Commission (SEC). The SEC allows us to disclose important information by referring to it in this manner, and you should review this information. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements for our stockholders’ meetings, as well as any amendments to those reports, available free of charge through our website as soon as reasonably practicable after we electronically file those materials with, or furnish them to, the SEC.
      You can learn more about us by reviewing our SEC filings on our website. Our SEC reports can be accessed through the investor relations page of our website located at www.i-o.com. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including our company.
Seismic Industry Overview
      Since the 1930s, oil and gas companies have sought to reduce exploration risk by using seismic data to create an image of the earth’s subsurface. Seismic data is produced when listening devices on the earth’s surface measure how long it takes for sound vibrations to echo off rock layers underground. The acoustic energy producing the sound vibrations is usually provided by the detonation of small explosive charges or by large vibroseis (vibrator) vehicles. The sound propagates through the subsurface as a spherical wave front, or seismic wave. Interfaces between different types of rocks will both reflect and transmit this wave front. The reflected signals return to the surface where they are observed by sensitive receivers which may be either analog, coil-spring geophones or digital accelerometers based on MEMS (micro-electro-mechanical systems) technology. Once the recorded seismic energy is processed using advanced algorithms and workflows, images of the subsurface can be created to depict the structure, lithology (rock type), and fluid content of subsurface horizons, highlighting the most promising places to drill for oil and natural gas.
      In exploring for oil and natural gas in marine environments, most seismic data is acquired using marine streamers that are towed behind vessels. Marine sensors, called hydrophones, collect data when an energy source (such as an air gun) fires a high compression burst of air underwater to create a pressure wave for seismic measurement. In recent years, acquisition of data from the seabed has become more cost effective compared to previously available seabed systems, and can provide an additional benefit of potential improvements to image quality by recording the full seismic wavefield when receivers are placed directly on the seafloor.
      Typically, an oil and gas company engages the services of a geophysical acquisition company to prepare site locations, coordinate logistics and acquire seismic data in a selected area. The contractor will often rely on third parties such as I/O to provide the contractor with technology and equipment necessary for data acquisition. After the data is collected, the same geophysical contractor, a third-party data processing company or the oil & gas company itself will process the data using proprietary algorithms and workflows to create a series of seismic images. Geoscientists then interpret the data by reviewing the images and integrating the geophysical data with other geological and production information, where available.
      During the 1960s, digital seismic data acquisition systems (which converted the analog output from the geophones into digital data for recording) and computers for seismic data processing were introduced. The signals could be recorded on magnetic tape and sent to data processors where they could be adjusted and corrected for known distortions. The final processed data was displayed in a form known as “stacked” data. Computer filing, storage, database management and algorithms used to process the raw data quickly grew more sophisticated, dramatically increasing the amount of subsurface seismic information.
      Until the 1980s, the primary commercial seismic imaging technology was two dimensional, or 2-D, technology. 2-D seismic data is recorded using straight lines of receivers crossing the surface of the earth. The recorded seismic data allows geoscientists to see a thin vertical slice of the earth. A geoscientist using 2-D seismic technology must speculate on the characteristics of the earth between the slices and attempt to visualize the true 3-D structure of the earth using essentially planar, or 2-D, data.
      The commercial development of three-dimensional (3-D) data collection technology in the early 1980s was an important technological milestone for the seismic industry. Previously, the high cost of 3-D seismic data acquisition techniques and the lack of computing power necessary to process, display and interpret 3-D data on a commercially feasible basis had precluded its widespread adoption. 3-D seismic technology uses a set of numerous closely-spaced seismic lines that provide a more holistic, spatially-sampled measure of subsurface reflections and the geological horizons they are associated with.
      The improved seismic images resulting from 3-D technology allowed the oil and gas industry to discover new reservoirs, reduce finding and development costs and lower overall exploratory risk. 3-D seismic data allowed geoscientists to generate more accurate subsurface maps than could be constructed on the basis of the more widely spaced 2-D seismic lines. In particular, 3-D seismic data provided more detailed information about subsurface structures, including the geometry of bedding layers, salt structures, and fault planes. Computer-based interpretation and display of 3-D seismic data allowed for more thorough analysis than 2-D seismic data. Driven by faster computers and more sophisticated mathematical equations to process the data, the technology advanced quickly.

      As the pace of innovation in 3-D seismic imaging technology slowed in the late 1990s, oil and gas companies slowed their pace of commissioning new seismic surveys. Also, the business model employed by geophysical contractors in the 1990s impacted demand for seismic data. In an effort to sustain higher utilization of existing capital assets, such as marine acquisition vessels and land seismic equipment, geophysical contractors increasingly began to collect speculative seismic data for their own account in the hopes of selling it later to E&P firms. Contractors typically selected an area, acquired data using generic acquisition parameters and generic processing algorithms, capitalized the acquisition costs and sold the survey results to multiple oil and gas companies. These generic, speculative, multi-client surveys were not tailored to meet a particular request and caused an oversupply of seismic data in many regions. Additionally, since contractors incurred most of the costs of this speculative seismic data at the time of acquisition, contractors lowered prices to recover as much of their fixed investment as possible, which drove operating margins down.
Input/Output’s Business Strategy
      Beginning in 2004, we observed increased spending for seismic services and equipment by oil and gas companies and seismic contractors, driven in part by an increase in oil and gas prices. A decline in the number and size of new discoveries, production declines in known reservoirs and expanded demand for hydrocarbons have increased the pressure on oil and gas companies to discover additional reserves. We expect these increased exploration demands, combined with prevailing commodity price levels, will drive increased demand for seismic technology and services. Additionally, oil and gas companies are focusing on hydrocarbon reservoirs that are in deeper waters or deeper in the geologic column, and that are more complex or subtle than the reservoirs that were discovered in prior decades. As a result, the process of finding and developing these hydrocarbon deposits is proving to be more challenging and the costs are escalating as a result. Moreover, oil and gas companies are increasingly using seismic data to enhance production from known fields. By repeating a seismic survey over a defined area, oil and gas companies can detect untapped areas of a reservoir and adjust their drilling program to optimize production. Such time-lapse seismic images are referred to as “4-D” (four-dimensional) surveys, in which the fourth dimension is time. 4-D seismic technology benefits companies like I/O as it makes seismic data relevant to the entire life cycle of a reservoir, extending the utility of seismic beyond exploration and into production monitoring over multiple decades.
      We also believe that oil and gas companies will increasingly use seismic technology providers who will collaborate with them to tailor surveys that address specific geophysical problems and to apply advanced digital sensor and imaging technologies to take into account the geologic peculiarities of a specific area. We expect that these companies will, in the future, rely less on undifferentiated, mass seismic studies created using analog sensors and traditional processing technologies that do not adequately identify geologic complexities.
      In February 2004, we acquired all of the share capital of Concept Systems Holdings Limited (Concept Systems), a Scotland-based provider of integrated planning, navigation and data management software and solutions for towed streamer and seabed operations. In June 2004, we acquired all of the capital stock of GX Technology Corporation (GXT), a provider of advanced data imaging solutions and data libraries for the marine environment. Through these and other acquisitions and internal research and development efforts, we have begun to implement our strategy to reposition the Company from being primarily an equipment provider to offering our customers a comprehensive portfolio of advanced seismic imaging technology solutions.
Full-Wave Digital
      Our seismic data acquisition products and services are well suited for traditional 3-D and for 4-D data collection as well as more advanced multicomponent — or “full-wave digital” (FWD) — seismic data collection techniques.
      Conventional geophone sensors are based on a mechanical coil-spring-magnet arrangement. The single component geophone measures ground motion in one direction (generally up and down or a pressure wave), even though reflected energy in the earth travels in multiple paths. This means the geophone captures only a portion of the full seismic wavefield as the geophones has limitations in terms of collecting the horizontal or shear wave. In addition the geophone performs best when planted very accurately, inaccurate planting (caused by human error or terrain) can result in data quality contamination, leading to final image distortion.
      Multicomponent seismic sensors are designed to record the full seismic wavefield by measuring reflected seismic energy in three directions. This vector-based measurement enables multicomponent sensors to record not only P-wave data, but also to record shear wave (S-wave) data. I/O’s VectorSeis® sensor was developed based upon MEMS accelerometer technology to enable a true vector measurement of all seismic energy reflected in the subsurface. VectorSeis is designed to capture the entire seismic signal and more faithfully record all wavefields traveling within the earth. By measuring both the P-wave and the S-wave, the VectorSeis ‘full-wave’ sensor records a more complete and accurate seismic dataset having higher frequency content than conventional sensors. When data recorded by VectorSeis is processed using the advanced imaging techniques offered by our Seismic Imaging Solutions group, we are able to deliver higher-definition images of the subsurface to our oil & gas customers, enabling geophysicists to better identify subtle structural, rock and fluid-oriented features in the earth. In addition, we believe that full-wave technologies should deliver improved operating efficiencies in field acquisition and reduce cycle times across the seismic workflow, from planning through acquisition and final image rendering.
      VectorSeis acquires full-wave seismic data in both land and marine environments using four of our advanced imaging platforms:

•	FireFlytm — cableless land acquisition system (currently in development),

•	VectorSeis System Four® — cable-based land acquisition system,

•	VRSR — radio-based land acquisition system, and

•	VectorSeis Ocean — redeployable ocean bottom cable (OBC) system for the seabed.
Segment Information
      Since 2004, we have evaluated our results of operations based on four business segments:

•	Land Imaging Systems. Our Land Imaging Systems segment includes our cable-based and radio-controlled data acquisition systems, geophones, vibroseis vehicles (vibrator trucks), and source controllers for detonator and vibrator energy sources.

•	Marine Imaging Systems. The Marine Imaging Systems segment consists of towed streamer seismic data acquisition systems and shipboard recorders, streamer positioning and steering controls systems, seabed acquisition systems, energy sources (such as airguns and airgun controllers).

•	Data Management Solutions. Our Data Management Solutions segment includes our Concept Systems’ software and related services for navigation and data management involving towed marine streamer and seabed operations.

•	Seismic Imaging Solutions. The Seismic Imaging Solutions segment consists of our advanced seismic data processing services for marine and land environments, our marine seismic data libraries and our Integrated Seismic Solutions (ISS) offering as delivered by GXT.
      Our review and evaluation of results of operations using these four business segments have resulted in increased visibility and accountability of costs and more focused customer service and product development. We measure segment operating results based on income (loss) from operations. See further discussion of our segment operating results at Note 14 of Notes to Consolidated Financial Statements.

Products and Services
Land Imaging Systems Products
      Products for our Land Imaging Systems business segment include the following:
      Land Data Acquisition Systems. Our traditional analog land data acquisition systems and our VectorSeis System Four land data acquisition systems consist of a central recording unit and multiple remote ground equipment modules that are connected by cable or utilize radio transmission and retrievable data storage. The central recording unit, which acts as the control center of the system, is typically mounted within a vehicle or helicopter-transportable enclosure. The central recording unit receives digitized data, stores the data on storage media for subsequent processing and displays the data on optional monitoring devices. It also provides calibration, status and test functionality. The remote ground equipment consists of multiple remote modules and line taps positioned over the survey area. Seismic data is collected by analog geophones or VectorSeis digital sensors.
      Our VectorSeis digital platform systems record full-wave seismic data (both P-waves and S-waves). Digital sensors, when compared with traditional analog geophones, can often provide increased response linearity and bandwidth which translates into higher resolution images of the subsurface. In addition, one digital sensor can replace a string of six or more analog geophones, providing users with significant operating efficiencies. These advantages enable improved location and characterization of reservoir structure and fluids and more accurate identification of rock properties at reduced total costs.
      We began VectorSeis technology land acquisition field tests in 1999, and since that time, VectorSeis technology has been used to acquire seismic data in North America, Europe and Asia. In 2002, we introduced our radio-based VectorSeis System Four land acquisition system, and in 2003, we commercialized a cable-based system. In 2004, we announced the introduction of our new hybrid System Four platform, which gave seismic companies the flexibility to use both traditional analog geophone sensors and digital full-wave VectorSeis sensors, even on the same survey. We commercialized and sold 16 System Four Digital-Analogtm systems in 2005, compared to five in 2004.
      In November 2005, we announced FireFly, a cableless system for full-wave land seismic data acquisition. By removing the constraints of cables, we believe that geophysicists can custom-design surveys for multiple subsurface targets and increase receiver station density to more fully sample the subsurface. We believe that the cableless design of FireFly will improve field productivity while reducing health, safety and environmental liability exposure. We believe that FireFly’s benefits will include a reduction in system weight, improved operational efficiencies, less operational time spent on cable troubleshooting and more fully sampled seismic data. FireFly will be undergoing final engineering and field testing during 2006 in preparation for full field operations in late 2006 or early 2007. In March 2006, we announced an agreement with BP America Production Company, a subsidiary of London-based BP p.l.c., to deploy and jointly test a 10,000 station FireFly system in the Wamsutter gas field in Wyoming.
      Geophones. Geophones are analog sensor devices that measure acoustic energy reflected from rock layers in the earth’s subsurface using a mechanical, coil-spring element. We market a full suite of geophones and geophone test equipment that operate in all environments, including land, marine, ocean-bottom and downhole. We believe that we are the market share leader in geophones, holding an approximate 50% share of the geophones delivered worldwide each year. We believe our Sensor subsidiary is the leading designer and manufacturer of precision geophones used in seismic data acquisition, but our analog geophones are used in other industries as well. Our principal geophone product, the SM-24tm, features low distortion and wide bandwidth for seismic recording systems.
      Vibrators and Energy Sources. Vibrators are devices carried by large vibroseis vehicles and, along with dynamite, are used as energy sources for land seismic acquisition. We market and sell the AHV-IVtm, an articulated tire-based vibrator vehicle, and a tracked vibrator, the XVib® for use in environmentally sensitive areas such as the Arctic tundra and desert environments.

      Our Pelton division is a provider of energy source control and positioning technologies. Its VibProtm control system provides vibrator vehicles with digital technology for energy control and integrated global positioning system technology for navigation and positioning. The Shot Protm dynamite firing system is the equivalent technology for seismic operations using dynamite energy sources. Our newly released VibNettm fleet product assists in the proper positioning of vibrator fleets, which enables improved productivity and enhanced imaging and helps streamline field operations.
      Specialty Cables and Connectors. Cables and connectors are used in conjunction with most seismic equipment. Our Tescorp® cables are not only a replacement option to correct for ordinary wear, but also offer performance and specialization features for new environments and applications.
Marine Imaging Systems Products
      Products for our Marine Imaging Systems business segment include the following:
      Marine Data Acquisition Systems. Our traditional marine data acquisition system consists of towed marine streamers and shipboard electronics that collect seismic data in water depths greater than 30 meters. Marine streamers, which contain hydrophones, electronic modules and cabling, may measure up to 12,000 meters in length and are towed (up to 16 at a time) behind a seismic acquisition vessel. The hydrophones detect acoustical energy transmitted through water from the earth’s subsurface structures.
      Marine Positioning Systems. Our DigiCourse® marine positioning system includes streamer cable depth control devices, compasses, acoustic positioning systems (DigiRANGE IItm) and other auxiliary sensors. Marine positioning equipment controls the depth of the streamer cables and provides acoustic, compass and depth measurements to allow processors to tie navigation and location data to geophysical data to determine the location of potential hydrocarbon reserves.
      During 2005, we announced DigiFINtm, a new product for advanced streamer control. DigiFIN is designed to allow vessel operators to control the lateral position of streamer cables in the water, allowing them to be towed closer together without the threat of tangling, and enabling faster line changes as each line of a survey is acquired. The tighter streamer spacing should improve image quality. DigiFIN is undergoing open-water tests in early 2006 and should be available on a commercial basis later in the year.
      In August 2005, we announced the sale of a marine streamer technology products upgrade to a seismic services contractor and vessel owner. The package included our recently introduced MSX Solidtm solid marine streamers, an advanced streamer positioning system, a DigiFIN streamer steering system and Concept Systems’ navigation and survey organization software.
      Source and Source Control Systems. We manufacture and sell air guns, which are the primary seismic energy source used in marine environments to initiate the acoustic energy transmitted through the earth’s subsurface. An air gun fires a high compression burst of air underwater to create an energy wave for seismic measurement. We offer a digital source control system (DigiSHOT®), which allows more precise and reliable control of air gun arrays for 4-D exploration activities.
      VectorSeis Ocean-Bottom Acquisition System. During 2004, we introduced VectorSeis Ocean (VSO), an advanced system for seismic acquisition using redeployable ocean bottom cable, and shipped a system to a Norwegian seismic contractor. This system was put into operation that year, but experienced some start-up functionality issues. See Item 1A. “Risk Factors.” During 2005, we continued to provide service and support to this project and made significant upgrades and refinements to the system. During August 2005, we announced that we had entered into an agreement with this contractor for the purchase of up to five additional VSO systems in 2006 and 2007 in exchange for worldwide exclusivity through 2007.
Data Management Solutions Products and Services
      Through our purchase of Concept Systems in February 2004, we acquired software systems and services for towed marine streamer and seabed operations. Concept System’s software is installed on towed streamer marine vessels worldwide and is a component of many redeployable and permanent seabed monitoring systems. Products and services for our Data Management Solutions business segment include the following:
      Marine Imaging. SPECTRAtm is Concept Systems’ integrated navigation and survey control software system for towed streamer-based seismic survey operations, including 2-D, 3-D and 4-D applications. In 2005, I/O finalized the development of Orcatm, a successor software product to SPECTRA for towed streamer navigation and integrated data management applications. Orca includes modules designed to better ensure repeatability across time-lapse 4-D surveys by integrating navigation, source control, and streamer control systems. In late 2005, Orca was installed on the towed streamer vessel of an experienced seismic contractor to undergo field trials. It is expected that the trials will be completed in early 2006, after which Orca will be commercially released to other towed streamer vessel operators.
      Seabed Imaging. Concept Systems also offers GATORtm, an integrated navigation and quality control software system for ocean bottom cable and transition zone (such as marsh lands) operations. The GATOR system provides real-time, multi-vessel positioning and data management solutions for ocean-bottom, shallow-water and transition zone crews.
      Survey Design and Planning. Concept Systems also offers consulting services for planning and designing of 4-D survey operations. At year-end 2005, Concept Systems has completed more than 50 4-D studies for oil & gas company clients.
      Post-Survey Analysis Tools. Concept Systems’ integrated navigation systems such as SPECTRA and GATOR also integrate with its post-survey tools for processing, analysis and data quality control. These tools include its SPRINTtm navigation processing and quality control software for marine geophysical surveys, REFLEXtm software for navigation and seismic data analysis and SWATtm software for remote web-based assessments of survey progress and quality assurance of data acquisition operations.
Seismic Imaging Solutions Products and Services
      GXT provides a variety of seismic data processing and imaging services to oil and gas exploration and production companies for both marine and land environments. GXT services include survey planning and design, project oversight of data acquisition operations, advanced data processing, final image rendering and geophysical and reservoir analysis.
      GXT offers processing and imaging services through which it develops a series of subsurface images by applying its processing technology to data owned or licensed by its customers. GXT also provides support services to its customers, such as data pre-conditioning for imaging and outsourced management of seismic data acquisition and image processing services.
      GXT uses parallel computer clusters to process seismic data by applying advanced algorithms and workflows that incorporate techniques such as illumination analysis, data conditioning and velocity modeling, and time and depth migration. Pre-stack depth migration involves the application of advanced, computer-intensive processing techniques which convert time-based seismic information to a depth basis. While pre-stack depth migration is not necessary in every imaging situation, it generally provides the most accurate subsurface images in areas of complex geology. It also helps to convert seismic data, which is recorded in the time domain, into a depth domain format that is more readily applied by geologists and reservoir engineers in identifying well locations. In December 2005, we announced the commercial release of GXT’s Reverse Time Migration technology. This technology was developed to improve imaging in areas where complex structural conditions or steeply dipping subsurface horizons have provided imaging challenges for oil and gas companies.
      Following our acquisition of GXT, we aligned the business of our GMG/AXIS group with GXT’s operations. AXIS, based in Denver, Colorado, has traditionally focused on advanced seismic data processing for complex onshore environments. AXIS has developed a proprietary data processing technique called AZIMtm that better accounts for the anisotropic effects of the earth (i.e., different layers of geological formations that are not parallel to each other), which tend to distort seismic images. AZIM corrects for anisotropy, which results in more accurate, higher resolution images in areas where the velocity of seismic waves varies with compass direction (or azimuth). The AZIM technique is especially well suited to modeling fracture patterns within reservoirs.
      The GMG/AXIS group also develops, deploys, and maintains Green Mountain Geophysicstm software that is used in land seismic survey design, illumination modeling, acquisition project tracking and near-surface refraction statics. The statics model in GMG software is a key element of the processing workflow, helping to correct and compensate for topographic differences or weathering conditions that may affect the fidelity of the seismic data. GMG software developers also work with customers to create tools for acquisition planning and decision-making in the field to improve crew productivity.
      We believe that the application of GXT’s advanced processing technologies and imaging techniques can better identify complex hydrocarbon-bearing structures and deeper exploration prospects. We believe the combination of GXT’s capabilities in advanced velocity model building and depth imaging, along with AXIS’ capability in anisotropic imaging, provides I/O with an advantaged toolkit for maximizing the data measurements obtained by our VectorSeis full-wave sensor. We further believe that the algorithms, computational capacity, and human capital possessed by GXT will be critical in processing significantly larger volumes of full-wave, fully sampled data resulting from our future deployment of the FireFly land acquisition system.
      GXT owns a seismic data library, consisting of 2-D, 3-D and full-wave data from around the world. The majority of the data libraries licensed by GXT consist of ultra-deep 2-D lines that oil and gas companies use to better evaluate the evolution of petroleum systems at the basin level, including insights into the deposition of source rocks and sediments, migration pathways, and reservoir trapping mechanisms. In many cases, the availability of geoscience data extends beyond seismic information to include magnetic, gravity, well log, and electromagnetic information, which help to provide a more comprehensive picture of the subsurface. Known as “Spans,” these geophysical data libraries currently exist for major basins worldwide, including the northern Gulf of Mexico, offshore areas in the southern Caribbean and off the northern coast of South America, offshore West Africa, offshore Colombia and offshore Nova Scotia and eastern Canada. Additional Spans are planned or under development for other regions of the world.
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
      In 2005, we continued our research initiatives in this area to develop applications for GXT’s advanced processing techniques for data gathered through our full-wave and 4-D time-lapse data collection methods.
      During 2005, we released Concept Systems’ Orca software product, a successor software product to its software for towed streamer navigation and integrated data management. Orca includes modules designed to better ensure repeatability across time-lapse 4-D surveys by integrating navigation, source control and streamer control systems.
      During 2005, we introduced DigiFIN, which joins two other DigiCourse products that provide for digital control of marine airgun energy sources and acoustic position determination of streamer cables in the water. These products, we believe, will permit vessel operators to acquire repeatable marine surveys, which are important factors in time-lapse 4-D programs.
      In November 2005, we announced the formation of a strategic technology alliance with Transform Software and Services, Inc. (Transform). Transform is a Denver-based provider of full-wave seismic interpretation software and technologies. The alliance will focus on solving key reservoir challenges for customers using full-wave seismic data. Transform’s initial software offering will combine modern 3-D visualization and integration techniques to streamline the fusion of exploration and production data, including full-wave seismic. Outputs from the Transform platform will then be used to create 3D geologic models for reservoir simulation. As part of the agreement, I/O will gain access to Transform software for use in processing and interpretation services. We believe that Transform’s development of this 3-D full-wave interpretation system will be aided by access to expertise and non-proprietary project data provided by I/O.
      During 2006, our product development efforts will continue in all business lines. We expect to focus heavily on FireFly, our next-generation platform for cableless land recording. Activities will include prototyping and field testing on key system components, including both hardware and software that is being developed by our Concept Systems group. In the second half of the year, we expect to begin deployments of beta versions of the FireFly system. By the end of the year, we expect that we will be acquiring data as part of large-scale seismic programs in which thousands of FireFly station units will be deployed.
      We expect to incur significant future research and development expenditures aimed at the development of our products and technologies. In 2005, 2004 and 2003, we incurred research and development expenditures of $20.3 million, $19.6 million and $18.7 million, respectively.
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
Markets and Customers
      Based on historical revenues, we believe that we are a market leader in numerous product lines, such as geophones, MEMS-based full-wave sensors, navigation and data management software, marine positioning systems and streamer control hardware.
      Our principal customers are seismic contractors and oil and gas companies. Seismic contractors purchase our data acquisition systems and related equipment to collect data in accordance with their oil and gas company customers’ specifications or for their own seismic data libraries. We also market and sell products and offer services directly to oil and gas companies, primarily imaging-related processing services from our GXT group and consulting services from Concept Systems. In 2005 and 2004, BGP, Ltd., an international seismic contractor and subsidiary of the China National Petroleum Corporation, accounted for approximately 9% and 15% of our consolidated net sales, respectively.
      Prior to 2005, the seismic industry had been affected by a number of market forces that have impacted demand for our products. There had been significant consolidation among oil and gas companies, which had tended to reduce overall capital outlays on exploration activities, including those related to seismic acquisition and processing. The seismic contractor segment has been impacted by consolidation among the oil and gas companies, excess capacity of seismic acquisition crews, seismic vessels, and seismic data libraries, and the emergence of low-cost acquisition contractors from rapidly developing markets, including China, India, and the former Soviet Union. These factors have put financial pressure on many contractors, prompting bankruptcies and reduced capital expenditures for new seismic acquisition technology, which have created a consolidation in the demand for our acquisition systems and related equipment. The loss of any of our significant customers or deterioration in our relations with any of them could materially adversely affect our results of operations and financial condition.
      A significant part of our marketing efforts is focused on areas outside the United States, as approximately 90% of the world’s reserves are controlled by the national oil companies. Contractors from China and the former Soviet Union are increasingly active not only in their own countries, but also in other international markets. Foreign sales are subject to special risks inherent in doing business outside of the United States, including the risk of armed conflict, civil disturbances, currency fluctuations, embargo and governmental activities, customer credit risks, as well as risks of non-compliance with U.S. and foreign laws, including tariff regulations and import/export restrictions.

      We sell our products and services through a direct sales force consisting of employees and several international third-party sales representatives responsible for key geographic areas. During the years ended December 31, 2005, 2004 and 2003, sales to destinations outside of North America accounted for approximately 69%, 74% and 77% of our consolidated net sales, respectively. Further, systems sold to domestic customers are frequently deployed internationally and, from time to time, certain foreign sales require export licenses. GXT has historically derived the bulk of its revenues from North America, with sales in the U.S. and Canada accounting for 50% of its 2005 net sales. During 2005, GXT opened processing centers in Venezuela, Nigeria and Angola. These processing centers expose us to risks associated with doing business in these markets.
      For information concerning the geographic breakdown of our net sales, see Note 14 of Notes to Consolidated Financial Statements.
      Sales to customers are normally on standard net 30-day terms. Also, in certain cases, we have provided financing arrangements to customers through short-term and long-term notes receivable. Currently outstanding notes receivable, which are generally collateralized by the products sold, bear interest at contractual rates ranging from 0% to 5.5% per year and are due at various dates through 2008. The weighted average effective annual interest rate at December 31, 2005 was 4.7%. We have experienced problems from time to time in the collectibility of certain of our financed sales receivables. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Credit Risk.”
      GXT’s customers include large oil companies, such as BP, Total, Chevron, ExxonMobil, Statoil and BHP. During the year ended December 31, 2005, no single GXT customer accounted for more than 10% of our consolidated net sales.
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
      GXT’s Integrated Seismic Solutions (ISS) service is offered to customers on both a proprietary and multi-client basis; in both cases, customers pre-fund the data acquisition costs. With the proprietary service, the customer also pays for the imaging and processing and has ownership of the data after imaging. With its multi-client services, GXT will sometimes assume the processing risk but retains ownership of or rights to the data and images and receives on-going revenue from subsequent license sales.
      The majority of GXT’s services has been applied with respect to Gulf of Mexico, West Africa and Trinidad offshore properties.
      Traditionally, our business has been seasonal, with strongest demand in the fourth quarter of our fiscal year.
Manufacturing Outsourcing and Suppliers
      Since 2003, we have been increasing the use of contract manufacturers in our Land and Marine Imaging Systems business segments as an alternative to manufacturing our own products. We have outsourced the manufacturing of our vibrator vehicles, our towed marine streamers, our redeployable ocean bottom cables and various components of VectorSeis Ocean and certain electronic and ground components of our land acquisition systems. We may experience supply interruptions, cost escalations and competitive disadvantages if we do not monitor these relationships properly.
      These contract manufacturers purchase a substantial portion of the components used in our systems and products from third-party vendors. Certain items, such as integrated circuits used in our systems, are purchased from sole source vendors. Although we and our contract manufacturers attempt to maintain an adequate inventory of these single source items, the loss of ready access to any of these items could temporarily disrupt our ability to manufacture and sell certain products. Since our components are designed for use with these single source items, replacing the single source items with functional equivalents could require a redesign of our components and costly delays could result.
      In 2004 we transferred ownership of our Applied MEMS, Inc. subsidiary and its assets to Colibrys Ltd. (Colibrys), a Swiss MEMS-based technology firm, in exchange for a 10% interest in Colibrys. We also entered into a five-year supply agreement with Colibrys. Colibrys manufactures micro-electro-mechanical system products, including accelerometers, for our VectorSeis sensors, and for other applications, including test and measurement, earthquake and structural monitoring and defense. While we continue to believe that MEMS-based sensors like our VectorSeis sensors will increasingly be used in seismic imaging, we also believe that improvements in the design and manufacture of MEMS technology will likely occur, which will require additional financial and human capital to achieve. By outsourcing our MEMS manufacturing operations to a MEMS-based technology firm such as Colibrys, we believe that we are better positioned to leverage the research and development of these products and industries, improve gross margins on our VectorSeis-based products, and reduce our future investment requirements in MEMS technology. We have no further obligations to fund Colibrys with regards to any mandatory assessments or additional capital contribution requirements but we may choose to invest further capital into Colibrys from time to time.
Competition
      The market for seismic products and services is highly competitive and is characterized by continual changes in technology. Our principal competitor for land and marine seismic equipment is Societe d’Etudes Recherches et Construction Electroniques (Sercel), an affiliate of the French seismic contractor, Compagnie General de Geophysique (CGG). Sercel possesses the advantage of being able to sell its products and services to an affiliated seismic contractor that operates both land crews and seismic acquisition vessels, providing it with a greater ability to test new technology in the field and to capture a captive internal market for product sales. We also compete with other seismic equipment companies on a product-by-product basis. Our ability to compete effectively in the manufacture and sale of seismic instruments and data acquisition systems depends principally upon continued technological innovation, as well as pricing, system reliability, reputation for quality, and ability to deliver on schedule.
      In recent years, there has been a trend among certain seismic contractors to design, engineer, and manufacture seismic acquisition technology in-house (or through a controlled network of third-party vendors) in order to achieve differentiation versus their competition. For example, WesternGeco (a seismic industry joint venture of Schlumberger and Baker Hughes, two large integrated oil field services companies) relies heavily on in-house technology development for designing, engineering, and manufacturing its “Q-Technology” platform, which includes acquisition and processing systems. Although this technology competes directly with I/O’s technology for marine streamer, seabed, and land acquisition, WesternGeco does not provide Q-Technology services to other seismic acquisition contractors. Moving forward, there is a risk that other seismic contractors may decide to in-source more seismic technology development, which would put pressure on the demand for I/O acquisition equipment.
      GXT competes with more than a dozen processing companies that are capable of providing pre-stack depth migration services to the oil and gas companies. While the barriers to entry into this market are relatively low, the barriers to competing at the high end of the advanced pre-stack depth migration market, where GXT focuses its efforts, are significantly higher. At the higher end of this market, Veritas DGC, Inc. (Veritas) and WesternGeco are GXT’s two primary competitors for advanced imaging services. Both of these companies are larger than GXT in terms of revenues, number of processing locations, and sales and marketing resources. In addition, Veritas and WesternGeco possess an advantage of being part of affiliated seismic contractor companies, providing them with access to customer relationships and seismic datasets that require processing.
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
      Our patents, copyrights and trademarks offer us only limited protection. Our competitors may attempt to copy aspects of our products despite our efforts to protect our proprietary rights, or may design around the proprietary features of our products. Policing unauthorized use of our proprietary rights is difficult, and we are unable to determine the extent to which such use occurs. Our difficulties are compounded in certain foreign countries where the laws do not offer as much protection for proprietary rights as the laws of the United States. From time to time, third parties inquire and claim that we have infringed upon their intellectual property rights and we make similar inquiries and claims to third parties. No material liabilities have resulted from these third party claims to date.
      The information contained in this Annual Report on Form 10-K contains references to trademarks, service marks and registered marks of Input/Output and our subsidiaries, as indicated. Except where stated otherwise or unless the context otherwise requires, the terms “VectorSeis,” “VectorSeis System Four,” “Tescorp,” “DigiShot,” “XVib” and “DigiCourse” refer to our VectorSeis®, VectorSeis System Four®, Tescorp®, DigiShot®, XVib® and DigiCourse® registered marks, and the terms “AZIM,” “True Digital,” “DigiRANGE II,” “System Four Digital-Analog,” “FireFly,” “SM-24,” “AHV-IV,” “Vib Pro,” “Shot Pro,” “GATOR,” “SPECTRA,” “Green Mountain Geophysical,” “Orca”, “DigiFIN,” “VibNet,” “MSX Solid,” “SPRINT,” “REFLEX,” and “SWAT” refer to our AZIMtm, True Digitaltm, Green Mountain Geophysicaltm, DigiRANGE IItm, System Four Digital-Analogtm, FireFlytm, SM-24tm, AHV-IVtm, Vib Protm, Shot Protm, GATORtm, SPECTRAtm, Orcatm, DigiFINtm, VibNettm, MSX Solidtm, SPRINTtm, REFLEXtm, and SWATtm trademarks and service marks.
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

Employees
      As of December 31, 2005, we had 804 regular, full-time employees, 527 of which were located in the U.S. From time to time and on an as-needed basis, we supplement our regular workforce with individuals that we hire temporarily or as independent contractors in order to meet certain internal manufacturing or other business needs. Our U.S. employees are not represented by any collective bargaining agreement, and we have never experienced a labor-related work stoppage. We believe that our employee relations are satisfactory.
Financial Information by Segment and Geographic Area
      For a discussion of financial information by business segment and geographic area, see Note 14 to Notes to Consolidated Financial Statements.
Item 1A.     Risk Factors
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
      Examples of other forward-looking statements contained in this report (or in such oral statements) include statements regarding:

•	expected revenues, operating profit and net income;

•	expected gross margins for our products and services;

•	future benefits to our customers to be derived from new products and services, such as FireFly;

•	future growth rates for certain of our products and services;

•	expectations of oil and gas company end-users purchasing our more expensive, more technologically advanced products and services;

•	the degree and rate of future market acceptance of our new products;

•	the timing of anticipated sales;

•	anticipated timing and success of commercialization and capabilities of products and services under development, and start-up costs associated with their development;

•	expected improved operational efficiencies from our FWD products and services;

•	success in integrating our acquired businesses;

•	expectations regarding future mix of business and future asset recoveries;

•	potential future acquisitions;

•	future levels of capital expenditures;

•	future cash needs and future sources of cash, including availability under our revolving line of credit facility;

•	the outcome of pending or threatened disputes and other contingencies;

•	future demand for seismic equipment and services;

•	future seismic industry fundamentals;

•	the adequacy of our future liquidity and capital resources;

•	future oil and gas commodity prices;

•	future opportunities for new products and projected research and development expenses;

•	future worldwide economic conditions;

•	expectations regarding realization of deferred tax assets;

•	anticipated results regarding accounting estimates we make; and

•	results from strategic alliances with third parties.
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
      Our operating results are subject to fluctuations from period to period, as a result of new product or service introductions, the timing of significant expenses in connection with customer orders, unrealized sales, the product mix sold and the seasonality of our business. Because many of our products feature a high sales price and are technologically complex, we generally have experienced long sales cycles for these products and historically incur significant expense at the beginning of these cycles for component parts and other inventory necessary to manufacture a product in anticipation of a future sale, which may not ultimately occur. In addition, the revenues from our sales can vary widely from period to period due to changes in customer requirements. These factors can create fluctuations in our net sales and results of operations from period to period. Variability in our overall gross margins for any quarter, which depend on the percentages of higher-margin and lower-margin products and services sold in that quarter, compounds these uncertainties. As a result, if net sales or gross margins fall below expectations, our operating results and financial condition will likely be adversely affected. Additionally, our business can be seasonal in nature, with strongest demand typically in the fourth calendar quarter of each year.
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
      Our customers often require demanding specifications for product performance and reliability. Because many of our products are complex and often use unique advanced components, processes, technologies and techniques, undetected errors and design and manufacturing flaws may occur. Even though we attempt to assure that our systems are always reliable in the field, the many technical variables related to their operations can cause a combination of factors that can, and has, from time to time, caused performance and service issues with certain of our products. Product defects result in higher product service, warranty and replacement costs and may affect our customer relationships and industry reputation, all of which may adversely impact our results of operations. Despite our testing and quality assurance programs, undetected errors may not be discovered until the product is purchased and used by a customer in a variety of field conditions. If our customers deploy our new products and they do not work correctly, our relationship with our customers may be materially and adversely affected.
      Our VectorSeis System Four Digital — Analog land data acquisition system, introduced in 2004, initially experienced operational problems in the field. During 2004, we introduced our VectorSeis Ocean system for seismic data acquisition using redeployable ocean bottom cable. The system was put into operation that year, but experienced a number of start-up functionality issues. As a result of the system’s recent development and advanced and complex nature, we expect to experience occasional operational issues from time to time in the future. Generally, until our products have been tested in the field under a wide variety of operational conditions, we cannot be certain that performance and service problems will not arise. Customers do occasionally experience issues and therefore there is a possibility that our new products may also suffer from similar issues. In that case, market acceptance of our new products could be delayed and our results of operations and financial condition could be adversely affected.

Weak demand or technological obsolescence could impair the value of our multi-client data library.
      We have invested significant amounts in acquiring and processing multi-client data and expect to continue to do so for the foreseeable future. There is no assurance that we will recover all the costs of such surveys. Technological, regulatory or other industry or general economic developments could render all or portions of our multi-client data library obsolete or reduce its value. Additionally, our individual surveys have a book life of four years, so particular surveys may be subject to significant amortization even through sales of licenses associated with that survey are weak or non-existent, thus reducing our profits.

We derive a substantial amount of our revenues from foreign sales, which pose additional risks.
      Sales to customers outside of North America accounted for approximately 69% of our consolidated net sales for year ended December 31, 2005, and we believe that export sales will remain a significant percentage of our revenue. United States export restrictions affect the types and specifications of products we can export. Additionally, to complete certain sales, United States laws may require us to obtain export licenses, and we cannot assure you that we will not experience difficulty in obtaining these licenses. Operations and sales in countries other than the United States are subject to various risks peculiar to each country. With respect to any particular country, these risks may include:

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
      We have traditionally relied on a relatively small number of significant customers. Consequently, our business is exposed to the risks related to customer concentration. For the years ended December 31, 2005 and 2004, approximately 9% and 15%, respectively, of our consolidated net sales related to one Chinese customer. The loss of any of our significant customers or deterioration in our relations with any of them could materially and adversely affect our results of operations and financial condition.

We rely on highly skilled personnel in many of our segments’ businesses, and if we are unable to retain or motivate key personnel or hire qualified personnel, we may not be able to grow effectively.
      Our performance is largely dependent on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain skilled personnel for all areas of our organization. We require highly skilled personnel to operate and provide technical services and support for our businesses. For example, competition for qualified personnel required for GXT’s data processing operations and our other segments’ businesses has intensified as worldwide seismic activity and oil and natural gas exploration and development have increased. Rapid growth presents a challenge to us and our industry to recruit, train and retain our employees while managing the impact of potential wage inflation and the potential lack of available qualified labor in some markets where we operate. In recent periods, the demand from E&P companies for GXT’s services has increased dramatically, putting pressures on GXT’s workforce to meet this demand. A well-trained, motivated, adequately-staffed work force has a positive impact on our ability to attract and retain business. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees.

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
      Certain of our facilities are located in regions of the United States that are susceptible to damage from hurricanes and other weather events, and, during 2005, were impacted by hurricanes or weather events. Our Marine Imaging Systems segment leases a 40,000-square foot facility located in Harahan, Louisiana, in the greater New Orleans metropolitan area. On August 27, 2005, we suspended operations at this facility and evacuated and locked down the facility in preparation for Hurricane Katrina. This facility did not experience flooding or significant damage during or after the hurricane. However, because of employee evacuations, power failures and lack of related support services, utilities and infrastructure in the New Orleans area, we were unable to resume full operations at the facility until September 26, 2005. While operations remained suspended in New Orleans, many of the functions performed at the Harahan facility were performed at our facilities in Stafford, Texas and other locations. The suspension of operations at this facility did not have a material adverse impact on our results of operations for the year ended December 31, 2005.
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
      We have increased our use of contract manufacturers as an alternative to our own manufacturing of products. We have outsourced the manufacturing of our vibrator vehicles, our towed marine streamers, our redeployable ocean bottom cables, various components of VectorSeic Ocean and certain electronic and ground components of our land acquisition systems. In addition, in December 2004, we sold to another company our Applied MEMS business that manufactures MEMS products that are a necessary component in many of our products. If, in implementing any outsource initiative, we are unable to identify contract manufacturers willing to contract with us on competitive terms and to devote adequate resources to fulfill their obligations to us or if we do not properly manage these relationships, our existing customer relationships may suffer. In addition, by undertaking these activities, we run the risk that the reputation and competitiveness of our products and services may deteriorate as a result of the reduction of our control over quality and delivery schedules. We also may experience supply interruptions, cost escalations and competitive disadvantages if our contract manufacturers fail to develop, implement, or maintain manufacturing methods appropriate for our products and customers.
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
      Under our five-year supply agreement with Colibrys Ltd., we have committed to purchase a minimum of MEMs accelermeters ranging between $7.0 million to $8.0 million per year through 2009. If demand for our Vectorseis products, which MEMs accelermeters are a component of, prove to be less than we originally forecasted, we could be required to purchase MEMs accelermeters that we may never utilize.
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
      We announced in March 2006 that we were restating our consolidated financial statements for the year ended December 31, 2004 and those for the quarterly periods ended September 30, 2004, December 31, 2004, March 31, 2005, June 30, 2005 and September 30, 2005, as a result of incorrect application of accounting principles for revenue recognition by GXT in connection with licenses of its multi-client seismic survey data. We determined that the revenues from certain GXT multi-client data transactions in 2004 and the first three quarters of 2005 were recognized by GXT upon the signing of customer letter agreements and delivery of the multi-client data, but prior to the receipt from the customer of a signed final master geophysical data license agreement and accompanying license supplement, which we determined was not in accordance with SEC guidance. As a result, we determined that the revenue from these licenses should not have been recognized by GXT until delivery of the data to the customer and receipt from the customer of a signed final master geophysical data license agreement and accompanying license supplement. This accounting error had a material impact on the timing of recognition of reported revenues from certain multi-client data license transactions during 2004 and the first three quarters of 2005. The impact of the financial restatement of 2004’s results of operations reduced revenues and net income for 2004 by approximately $6.7 million and $5.6 million, respectively, and increased our basic and diluted net loss per share by approximately $0.08. For a description of material weaknesses in our internal control over financial reporting identified at December 31, 2005, see Item 9A. “Controls and Procedures.”
      We may experience controls deficiencies or material weaknesses in the future, which could adversely impact the accuracy and timeliness of our future financial reporting and reports and filings we make with the SEC.
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

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
      Our primary operating facilities at December 31, 2005 were as follows:

	Square
Operating Facilities	Footage	Segment

Stafford, Texas	88,000	Land Imaging Systems
Harahan, Louisiana	40,000	Marine Imaging Systems
Voorschoten, The Netherlands	30,000	Land Imaging Systems
Jebel Ali, Dubai, United Arab Emirates	28,000	Land Imaging Systems
Denver, Colorado	30,000	Seismic Imaging Solutions
Houston, Texas	69,000	Seismic Imaging Solutions
Edinburgh, Scotland	12,000	Data Management Solutions

	297,000

      Each of these operating facilities is leased by us under a long-term lease agreement. These lease agreements have terms that expire ranging from 2006 to 2017. See Note 17 of Notes to Consolidated Financial Statements.
      In addition, we lease sales and support offices in Cranleigh, Egham, and Norwich, England; Bahrain; Aberdeen, Scotland; Calgary, Canada; Beijing, China; and Moscow, Russia to support our global sales force. Our executive headquarters (utilizing approximately 25,000 square feet) is located at 12300 Parc Crest Drive, Stafford, Texas. The machinery, equipment, buildings and other facilities owned and leased by us are considered by our management to be sufficiently maintained and adequate for our current operations. We also lease seismic data processing centers in La Castellana, Venezuela; Port Harcourt, Nigeria; and Luanda, Angola.

Item 3.	Legal Proceedings
      Legal Matters: A shareholder derivative lawsuit (Kovalsky v. Robert P. Peebler, et al., No. 2005-17565) was filed on March 16, 2005 in the 189th Judicial District Court of Harris County, Texas, against certain of our officers and all of the members of our board of directors as defendants, and against us as a nominal defendant. The complaint alleges breach of the officers’ and directors’ fiduciary duties by failing to correct publicly reported financial results and guidance, abuse of control, gross mismanagement, unjust enrichment and corporate waste. The plaintiff seeks judgment against the defendants for unspecified damages sustained by us, restitution, disgorgement of profits, benefits and compensation allegedly obtained by the defendants and attorneys’ and experts’ fees and costs. The defendants intend to vigorously defend this lawsuit, and the defendants who have been served have filed general denials. In July 2005, the defendants filed a plea to the jurisdiction over the case, contesting the plaintiff’s standing to sue because he did not make pre-suit demand on the board. The defendants have also objected to discovery requests served by the plaintiff on the same ground. Hearings on these motions took place in September 2005 and November 2005, respectively. As of the date of this filing, the judge has not yet ruled on either of the motions. Management believes that the ultimate resolution of this case will not have a material adverse impact on our financial condition, results of operations or liquidity.
      In October 2002, we filed a lawsuit against Paulsson Geophysical Services, Inc. (“PGSI”) and its owner in the 286th District Court for Fort Bend County, Texas, seeking recovery of approximately $0.7 million that was unpaid and due to us resulting from the sale of a custom-built product that PGSI asked us to construct in 2001. After we filed suit to recover the PGSI receivable, PGSI alleged that the delivered custom product was defective and counter-claimed against us, asserting breach of contract, breach of warranty and other related causes of action. The case was tried to a jury during May 2004. The jury returned a verdict in June 2004, the results of which would not have supported a judgment awarding damages to either us or the defendants. In August 2004, the presiding judge overruled the jury verdict and ordered a new trial. The new trial commenced in March 2006 and had not been concluded by the time of this filing. While an adverse outcome of the case could adversely impact earnings for a specific period, our management continues to believe that the ultimate resolution of the case will not have a material adverse impact on our financial condition, results of operations or liquidity.
      We have been named in various lawsuits or threatened actions that are incidental to our ordinary business. Such lawsuits and actions could increase in number as our business expands and we grow larger. Litigation is inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, cause us to incur costs and expenses, require significant amounts of management time and result in the diversion of significant operational resources. The results of these lawsuits and actions cannot be predicted with certainty. However, management currently believes that the ultimate resolution of these matters will not have a material adverse impact on our financial condition, results of operations or liquidity.

Item 4.	Submission of Matters to a Vote of Security Holders
      Not applicable.
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our common stock trades on the New York Stock Exchange (NYSE) under the symbol “IO.” The following table sets forth the high and low sales prices of the common stock for the periods indicated, as reported in NYSE composite tape transactions.

	Price Range

Period	High	Low

Year ended December 31, 2005:
Fourth Quarter	$8.57	$6.75
Third Quarter	8.80	6.10
Second Quarter	7.07	5.28
First Quarter	8.82	5.90
Year ended December 31, 2004:
Fourth Quarter	$10.84	$6.30
Third Quarter	11.22	7.89
Second Quarter	9.60	6.38
First Quarter	7.82	4.55
      We have not historically paid, and do not intend to pay in the foreseeable future, cash dividends on our common stock. We presently intend to retain cash from operations for use in our business, with any future decision to pay cash dividends on our common stock dependent upon our growth, profitability, financial condition and other factors our board of directors consider relevant. See Item 6. “Selected Financial Data.” In addition, the terms of our revolving line of credit facility agreement prohibit us from paying dividends on repurchasing shares of our common stock without the prior consent of the lenders.
      In February 2005 we issued 30,000 shares of our newly designated Series D-1 Cumulative Convertible Preferred Stock (Series D-1 Preferred Stock), which accrues cumulative dividends at a minimum rate of 5% per annum, payable quarterly. These dividends may be paid, at our election, in cash or shares of registered common stock. During the year ended December 31, 2005, we declared and paid $1.6 million in cash dividends on these outstanding shares of Series D-1 Preferred Stock. So long as any shares of Series D-1

Preferred Stock are outstanding, we may not pay any dividends in cash or property to holders of our common stock, and may not purchase or redeem for cash or property any common stock, unless there are no arrearages in dividends paid on the Series D-1 Preferred Stock and sufficient cash has been set aside to pay dividends on the Series D-1 Preferred Stock for the next four quarterly dividend periods. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
      On December 31, 2005, there were 750 holders of record of our common stock.
Issuer Purchase of Equity Securities
      During the fourth quarter of our fiscal year ended December 31, 2005, we made no repurchases (within the meaning of Item 703 of Regulation S-K) of any shares of our common stock.

Item 6.	Selected Financial Data
      We have restated our consolidated financial statements for the year ended December 31, 2004 (affecting the results of operations for fiscal 2004 and the interim periods ended September 30, 2004 and December 31, 2004) and those for the quarterly periods ended March 31, 2005, June 30, 2005 and September 30, 2005. The restatement is more fully described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement.” All financial results presented in this Item 6. “Selected Financial Data” reflect the restatement.

      The selected consolidated financial data set forth below with respect to our consolidated statements of operations for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, and with respect to our consolidated balance sheets at December 31, 2005, 2004, 2003, 2002 and 2001 have been derived from our audited consolidated financial statements. Our results of operations and financial condition have been affected by acquisitions of companies and dispositions of assets during the periods presented, which may affect the comparability of the financial information. For more information on our acquisitions, see Note 2 of Notes to Consolidated Financial Statements. This information should not be considered as being necessarily indicative of future operations, and should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this Form 10-K.

	Years Ended December 31,

	2005	2004	2003	2002	2001

		(Restated)
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$362,682	$240,641	$150,033	$118,583	$212,050
Cost of sales	256,307	174,949	122,192	101,018	139,478

Gross profit	106,375	65,692	27,841	17,565	72,572

Operating expenses (income):
Research and development	20,266	19,611	18,696	28,756	29,442
Marketing and sales	33,167	23,491	12,566	11,218	11,657
General and administrative	28,227	29,748	16,753	19,760	19,695
(Gain) loss on sale of assets	99	(3,980)	(291)	425	70
Impairment of long-lived assets	—	—	1,120	6,274	—
Goodwill impairment	—	—	—	15,122	—
Amortization of goodwill	—	—	—	—	3,873

Total operating expenses	81,759	68,870	48,844	81,555	64,737

Income (loss) from operations	24,616	(3,178)	(21,003)	(63,990)	7,835
Interest expense	(6,134)	(6,231)	(4,087)	(3,124)	(695)
Interest income	843	1,276	1,903	2,280	4,685
Other income (expense)	820	220	685	(373)	644
Fair value adjustment and exchange of warrant obligation	—	—	1,757	3,252	—
Impairment of investment	—	—	(2,059)	—	—

Income (loss) before income taxes	20,145	(7,913)	(22,804)	(61,955)	12,469
Income tax expense	1,366	701	348	56,770	3,128

Net income (loss)	18,779	(8,614)	(23,152)	(118,725)	9,341
Preferred stock dividends and accretion	1,635	—	—	947	5,632

Net income (loss) applicable to common shares	$17,144	$(8,614)	$(23,152)	$(119,672)	$3,709

Basic net income (loss) per common share	$0.22	$(0.13)	$(0.45)	$(2.35)	$0.07

Weighted average number of common shares outstanding	78,600	65,759	51,080	50,879	51,016

Diluted net income (loss) per common share	$0.21	$(0.13)	$(0.45)	$(2.35)	$0.07

Weighted average number of diluted shares outstanding	79,842	65,759	51,080	50,879	52,309

	Years Ended December 31,

	2005	2004	2003	2002	2001

		(Restated)
	(In thousands, except per share data)
Balance Sheet Data (end of year):
Working capital	$153,761	$101,121	$133,467	$114,940	$204,600
Total assets	537,861	486,094	249,204	249,594	387,335
Notes payable and current maturities of long-term debt	4,405	6,564	2,687	2,142	2,312
Long-term debt, net of current maturities	71,541	79,387	78,516	51,430	20,088
Cumulative convertible preferred stock	29,838	—	—	—	—
Stockholders’ equity	327,545	308,760	133,764	152,486	331,037
Other Data:
Capital expenditures	$5,304	$5,022	$4,587	$8,230	$9,202
Investment in multi-client library	19,678	4,168	—	—	—
Depreciation and amortization (other than multi-client library)	23,497	18,345	11,444	13,237	17,535
Amortization of multi-client library	10,707	5,870	—	—	—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      Note: The following should be read in conjunction with our Consolidated Financial Statements and related notes that appear elsewhere in this Annual Report on Form 10-K.
Restatement
      We have restated our consolidated financial statements for the year ended December 31, 2004 (affecting the results of operations for fiscal 2004 and the quarterly periods ended September 30, 2004 and December 31, 2004) and those for the quarterly periods ended March 31, 2005, June 30, 2005 and September 30, 2005, as a result of incorrect application of accounting principles for revenue recognition by our GXT subsidiary in connection with the sales of licenses of its multi-client seismic survey data. We have also included in our restated Balance Sheet at December 31, 2004 a deferred tax liability and related increase in goodwill relating to book tax differences between certain acquired intangible assets of Concept Systems.
      Section 404 of the Sarbanes-Oxley Act of 2002 requires our Annual Report on Form 10-K to include a report on management’s assessment of our internal control over financial reporting and an attestation report by our independent registered public accounting firm on management’s assessment, as well as the independent registered public accounting firm’s own assessment of such internal controls. Because GXT was acquired in June 2004, GXT’s internal control over financial reporting was excluded from management’s assessment of our internal control over financial reporting as of December 31, 2004, in reliance on guidance issued by the staff of the SEC’s Office of Chief Accountant and Division of Corporation Finance in June 2004. In the process of assessing GXT’s internal controls in connection with the preparation of the 2005 consolidated financial statements, our management determined that GXT’s policies and procedures for timing of recognizing revenue generated from licenses of multi-client seismic survey data were not in accordance with SEC guidance. We determined that the revenues from certain GXT multi-client data license transactions in 2004 and 2005 had been recognized by GXT upon the signing of customer letter agreements and delivery of the multi-client data, but prior to the receipt from the customer of a signed final master geophysical data license agreement and accompanying license supplement. As there was not adequate evidence of a final license arrangement, our management determined that the revenue from these licenses should not have been recognized by GXT until delivery of the data to the customer and receipt from the customer of a signed final master geophysical data license agreement and accompanying license supplement.
      This accounting error had a material impact on the timing of recognition of reported revenues from certain multi-client data license transactions during 2004 and the first three quarters of 2005. Based on this information, our management concluded that, under Accounting Principles Board Opinion (APB) No. 20, the Company should restate the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004, and in our Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, 2004, March 31, 2005, June 30, 2005 and September 30, 2005. A summary of the restatements included in this Annual Report on Form 10-K and their impact on our net sales, net income (loss) and earnings per share for those periods is set forth below.
Restatement

	As Reported			As Restated

		Net			Net
		Income	Diluted		Income	Diluted
Period	Net Sales	(Loss)	Earnings/Share	Net Sales	(Loss)	Earnings/Share

	(In thousands, except per share amounts)
	(Unaudited)
Quarter Ended September 30, 2004	$80,861	$(4,974)	$(0.07)	$76,761	$(8,950)	$(0.12)
Quarter Ended December 31, 2004	$67,824	$(1,634)	$(0.02)	$65,267	$(3,292)	$(0.04)
Year Ended December 31, 2004	$247,299	$(2,979)	$(0.05)	$240,641	$(8,614)	$(0.13)
Quarter Ended March 31, 2005	$66,837	$(4,012)	$(0.05)	$62,042	$(8,078)	$(0.10)
Quarter Ended June 30, 2005	$84,024	$2,448	$0.03	$90,167	$6,904	$0.08
Quarter Ended September 30, 2005	$82,710	$1,443	$0.02	$79,508	$2,727	$0.03
Executive Summary
      During 2005, we continued to reposition our business from being solely a manufacturer of seismic equipment to being a provider of a full range of seismic imaging products and services, including designing and planning seismic surveys, overseeing the acquisition of seismic data by seismic contractors, and processing the acquired data using advanced algorithms and modem workflows. Our acquisitions in 2004 of Concept Systems and GXT were the principal reasons our net sales increased from $240.6 million in 2004 to $362.7 million for 2005. This 51% increase in our net sales for 2005 produced approximately $17.1 in net income, compared to a net loss of approximately ($8.6) million for 2004. However, also affecting these results for 2005 and 2004 was a restatement of our results of operations for 2004 and for the first three quarters of 2005. See further discussion and the impact the restatements had to our results of operations at “— Restatement” above.
      Also positively affecting our businesses in 2005 was an increase in expenditures by oil company and seismic contractor customers for seismic services and products. Net sales and net income from operations increased in all of our operating segments in 2005, compared to 2004. The increase in levels of seismic spending was evidenced by the increase in net sales within our Marine Imaging Systems and Land Imaging Systems segments, which reflect the growing international seismic market. During 2005, GXT returned to operational profitability due to improved results for its processing business and an increase in sales of its multi-client data library, largely due to this increased demand.
      In February 2005, we issued 30,000 shares of a newly designated Series D-1 Cumulative Convertible Preferred Stock in a privately-negotiated transaction, and received $29.8 million in net proceeds. Also, in May 2005, we obtained a $25.0 million revolving line of credit facility which has a maturity date in May 2008. The issuance of the Series D-1 Preferred Stock, the availability of a working capital revolving capital line of credit and the reversal of negative cash flows from operations during 2005 have had the effect of increasing our liquidity and our access to capital resources.
      We operate our company through four business segments: Land Imaging Systems, Marine Imaging Systems, Data Management Solutions and Seismic Imaging Solutions. The following table provides an overview of key financial metrics for our company as a whole and our four business segments during the year ended December 31, 2005, 2004 and 2003:

	Years Ended December 31,

	2005	2004	2003

	(Restated)
Net sales:
Land Imaging Systems	$155,172	$126,041	$107,679
Marine Imaging Systems	69,604	54,680	35,694
Data Management Solutions	15,966	14,797	—
Seismic Imaging Solutions	121,940	44,015	5,794
Corporate and other	—	1,108	866

Total	$362,682	$240,641	$150,033

Income (loss) from operations:
Land Imaging Systems	$18,413	$17,643	$1,976
Marine Imaging Systems	15,895	4,596	(759)
Data Management Solutions	3,430	3,200	—
Seismic Imaging Solutions	15,265	(8,003)	974
Corporate and other*	(28,387)	(20,614)	(23,194)

Total	$24,616	$(3,178)	$(21,003)

Net income (loss) applicable to common shares	$17,144	$(8,614)	$(23,152)

Basic net income (loss) per common share	$0.22	$(0.13)	$(0.45)

Diluted net income (loss) per common share	$0.21	$(0.13)	$(0.45)

*	Represents corporate general and administrative expenses not allocated to any segment.
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
Results of Operations
Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
      Net Sales: Net sales of $362.7 million for the year ended December 31, 2005 increased $122.0 million, compared to the corresponding period last year due principally due to the acquisition of GXT. Land Imaging Systems’ net sales increased by $29.1 million, to $155.1 million compared to $126.0 million during the twelve months ended December 31, 2004. This increase was due to an increase in sales of our land acquisition systems, vibrator trucks, and our Sensor geophones. Marine Imaging Systems’ net sales increased $14.9 million to $69.6 million, compared to $54.7 million during the year ended December 31, 2004. In 2004, we sold our first VectorSeis Ocean acquisition system, representing $16.0 million of revenues in 2004, and $6.8 million in revenues in 2005.
      Excluding the impact of VectorSeis Ocean, Marine Imaging Systems’ revenue significantly increased in 2005 due to a stronger marine seismic market compared to 2004.

      Seismic Imaging Solutions’ net sales increased $77.9 million, to $121.9 million compared to $44.0 million in 2004, due to our acquisition of GXT in June 2004. GXT contributed $114.6 million to our net sales for the year ended December 31, 2005, compared to $37.6 million for the prior year. Concept Systems, which we acquired in February 2004, contributed $16.0 million to our net sales for the year ended December 31, 2005, compared to $14.8 million in 2004.
      Gross Profit and Gross Profit Percentage: Gross profit of $106.4 million for the year ended December 31, 2005 increased $40.7 million compared to the prior year. Gross profit percentage for the twelve months ended December 31, 2005 was 29% compared to 27% in the prior year. The increase in our gross margin percentages is primarily due to an increase in multi-client data library sales, which represent higher margins, offset by continued pricing pressures on land acquisition systems related to entering new markets and a higher mix of lower margin vibrator truck sales during 2005, compared to 2004.
      Research and Development: Research and development expense of $20.3 million for the year ended December 31, 2005 increased $0.7 million compared to the corresponding period last year. We incurred significant research and development expenses in 2005 and expect to continue to incur significant research and development expenses as we continue to invest heavily in the next generation of seismic acquisition products and services, such as Firefly. For a discussion of our significant product research and development programs in 2006, see Item 1. “Business — Product Research and Development.”
      Marketing and Sales: Marketing and sales expense of $33.2 million for the year ended December 31, 2005 increased $9.7 million compared to the prior year. The increase is primarily a result of the acquisition of GXT in June 2004. Excluding these expenses of GXT, our sales and marketing expenses reflect additional sales personnel, an increase in business development personnel within our product groups, an increase in corporate marketing and advertising expenses and expenses related to our sales representative offices in Moscow and Beijing. We intend to continue investing significant sums in our marketing efforts as we seek to penetrate markets for our new products.
      General and Administrative: General and administrative expense of $28.2 million for the year ended December 31, 2005 decreased $1.5 million compared to the prior year. The decrease in general and administrative expense is primarily related to our Marine Imaging Systems’ 2004 provision of $5.2 million for doubtful accounts and notes associated with sales receivables due from a former Russian customer. This decrease is partially offset by a full year of GXT’s operations (acquired in June 2004), an increase in fees and expenses associated with the continued implementation of requirements under section 404 of the Sarbanes-Oxley Act of 2002 and an increase in bonuses.
      Income Tax Expense: Income tax expense for the year ended December 31, 2005 was $1.3 million compared to income tax expense of $700,000 for the twelve months ended December 31, 2004. The increase is primarily related to increased operating results within our foreign Sensor geophone and Concept System divisions. Included in the 2005 income tax expense is a $1.4 million tax benefit resulting from a reduction in our tax reserves due to closure of a foreign tax matter. We continue to maintain a valuation allowance for substantially all of our net deferred tax assets.
      Preferred Stock Dividends and Accretion: Preferred stock dividends and accretion of $1.6 million for the year ended December 31, 2005 relates to the Series D-1 Preferred Stock which was issued in February 2005. Dividends are paid at a rate equal to the greater of (i) five percent per annum or (ii) the three month LIBOR rate on the last day of the immediately preceding calendar quarter plus two and one-half percent per annum.
Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
      Net Sales: Net sales of $240.6 million for the year ended December 31, 2004 increased $90.6 million compared to the net sales for 2003. Approximately 39% of this increase in net sales was primarily due to increases within our historical Land and Marine Imaging Systems segments. Net sales within our Land Imaging Systems segment increased $18.4 million in 2004, to $126.0 million. The increase is primarily due to an increase in sales of our Sensor geophones. Our Marine Imaging Systems’ net sales increased $19.0 million to $54.7 million compared to the segment’s net sales for 2003. The increase was primarily due to sales revenues from our first VectorSeis Ocean-Bottom acquisition system contract. Total VectorSeis land and marine system sales were a combined $31 million in 2004, an approximate $10 million increase from 2003.
      The remaining 61% of our increase in net sales was due to our acquisitions of GXT and Concept Systems. During the year ended December 31, 2004, GXT and Concept Systems contributed $37.6 million and $14.8 million, respectively, to our net sales. For a further discussion of the acquisitions of GXT and Concept Systems, see Note 2 of Notes to Consolidated Financial Statements. GXT’s processing revenues were negatively affected due to lower levels of spending by oil and gas companies in the Gulf of Mexico during the second half of 2004. Also, certain multi-client data library projects were delayed from 2004 into 2005 due to international permitting issues.
      Gross Profit and Gross Profit Percentage: Gross profit of $65.7 million for the year ended December 31, 2004 increased by $37.9 million over our gross profit in 2003. Gross profit percentage for the year ended December 31, 2004 was 27% compared to 19% in 2003. The improvement in gross profit was driven mainly by (i) contributions from Concept Systems, (ii) overall improvement in margins within our Marine Imaging Systems segment and (iii) follow-on sales of VectorSeis System Four land acquisition systems and the first sales of our System Four Digital-Analog land acquisition systems by our Land Imaging Systems segment. Negatively impacting gross profits in 2003 was a $2.5 million write-down of equipment associated with our first generation radio-based VectorSeis land acquisition system.
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
      Marketing and Sales: Marketing and sales expense of $23.5 million for the year ended December 31, 2004 increased $10.9 million over 2003’s marketing and sales expense. The increase is primarily a result of the acquisitions of GXT and Concept Systems, which together added $7.0 million to our marketing and sales expense. Excluding these expenses of GXT and Concept Systems, our sales and marketing expenses increased approximately $3.9 million, primarily related to an increase in sales commissions resulting from an increase in sales, an increase in corporate marketing and advertising expenses and expenses related to the opening of our sales representative office in Moscow.
      General and Administrative: General and administrative expense of $29.7 million for the year ended December 31, 2004 increased $13.0 million compared to 2003’s level. The increase in general and administrative expense is related primarily to our Marine Imaging Systems’ $5.2 million provision for doubtful accounts and notes associated with our receivables due from a Russian seismic contractor. The remainder of the increase is primarily attributed to our acquisitions of GXT and Concept Systems, which together added $4.0 million to our general and administrative expenses, in addition to an increase in legal fees associated with various ongoing legal matters in the ordinary course of business and fees associated with the implementation of requirements under the Sarbanes-Oxley Act of 2002.
      Gain on Sale of Assets: Gain on sale of assets of $4.0 million for the year ended December 31, 2004 primarily related to the sales of our Alvin, Texas manufacturing facility and an undeveloped tract of land across from our headquarters in Stafford, Texas. Additionally, $0.4 million of the gain on sale of assets relates to our sale of Applied MEMS. For further discussion of our sale of Applied MEMS, see Note 7 of Notes to Consolidated Financial Statements.
      Impairment of Long-Lived Assets: Impairment of long-lived assets of $1.1 million for the year ended December 31, 2003 related to the cancellation of a solid streamer project within the Marine Imaging Systems segment. As such, certain assets were impaired and other related assets and costs were written off. There was no comparable charge during the year ended December 31, 2004.
      Net Interest Expense: Total net interest expense of $5.0 million for the year ended December 31, 2004 increased $2.8 million, compared to 2003. The increase was largely due to the issuance of $60.0 million of our convertible senior notes in December 2003. In addition, at December 31, 2004, GXT had $6.5 million of indebtedness outstanding under its equipment loans.
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
      Income Tax Expense: Income tax expense for the year ended December 31, 2004 was $0.7 million compared to $0.3 million for the year ended December 31, 2003. Income tax expense for the year ended December 31, 2003 reflected the effect of a $1.2 million federal tax refund. Excluding this refund, income tax expense for the years ended December 31, 2004 and 2003 reflected only state and foreign taxes due to our valuation allowance for our net deferred tax assets.
Liquidity and Capital Resources
New Sources of Capital
      In February 2005, we issued 30,000 shares of a newly designated Series D-1 Cumulative Convertible Preferred Stock (Series D-1 Preferred Stock) in a privately-negotiated transaction and received $29.8 million in net proceeds. The Series D-1 Preferred Stock may be converted, at the holder’s election, into 3,812,428 shares of our common stock, subject to adjustment, at an initial conversion price of $7.869 per share (122% of the market price on the date of issuance), also subject to adjustment under certain circumstances. We also granted the holder the right, which expires on February 16, 2008 (subject to extension), to purchase up to an additional 40,000 shares of one or more additional series of Series D-1 Preferred Stock, having similar terms and conditions as the Series D-1 Preferred Stock, and having a conversion price equal to 122% of the then-prevailing market price of our common stock at the time of its issuance, but not less than $6.31 per share (subject to adjustment under certain circumstances).
      Also, commencing on February 17, 2007, or sooner if the 20-day average market price of our common stock is less than $4.45 (the Minimum Price) on any date after August 12, 2005, if we fail to pay dividends, or a change of control is announced, the holder has the right to redeem all or part of the Series D-1 Preferred Stock. We may satisfy our redemption obligations either in cash or by the issuance of our common stock, calculated based upon the prevailing market price, but not less than $4.45 per share, of the our common stock at the time of redemption. However, if the 20-day average price of the our common stock is less than the Minimum Price during that time, we may satisfy our redemption obligation by resetting the conversion price to the Minimum Price, and thereafter, all dividends must be paid in cash. In the event we cannot deliver registered shares upon a redemption and to the extent we cannot deliver cash, the dividend rate will increase to 15%. Also, if we fall out of registration, we will pay an additional dividend equal to 1/15 % multiplied by the number of days (equates to 2% per month) an effective registration is not available.
      In May 2005, we obtained a $25.0 million revolving line of credit facility having a maturity date of May 24, 2008. The outstanding balance of indebtedness under this credit facility was $3.0 million at December 31, 2005. We can periodically elect to use either the lender’s Base Rate (as defined in the credit agreement) or the three-month LIBOR Rate plus 2.25% to 2.75% (depending on our Fixed Charge Coverage Ratio, as defined in the credit agreement) in connection with borrowings under the revolving line of credit. In addition, we can issue letters of credit totaling up to $5 million under this facility, which, if issued, reduces our borrowing availability under the line of credit. At December 31, 2005, there were no outstanding letters of credit under this facility.
      A portion of our assets are pledged as collateral for outstanding borrowings under the line of credit. Total borrowings are subject to a borrowing base limitation based on a percentage of eligible accounts receivable and inventories. As of December 31, 2005, the borrowing base calculation permitted total borrowings of

$25.0 million, of which $22.0 million remained available. Our borrowing base could decrease if our Eligible Collateral (as defined in the credit agreement) falls below $25.0 million. The credit agreement prohibits us from paying dividends on common stock and limits certain capital expenditures (as defined), incurring additional debt, selling significant assets, acquiring other businesses, and merging with other entities without the consent of the lenders. The credit agreement requires compliance with certain financial and non-financial covenants, including quarterly requirements related to a Fixed Charge Coverage Ratio (not less than 1.25 to 1), as defined in the agreement. The credit agreement includes a contingent lockbox arrangement which is triggered upon an event of default or if our availability under the line of credit falls below $5.0 million. If triggered, all available funds would be used to pay down the outstanding principal balance under the line of credit. We currently classify the outstanding balance under the line of credit as long-term; however, if the contingent lock box arrangement is triggered, we would be required to reflect the outstanding borrowings under this line of credit as short-term. We were in compliance with all of the covenants under the credit agreement as of December 31, 2005.
      The issuance of the Series D-1 Preferred Stock and the installation of the revolving line of credit facility in 2005 resulted from our evaluation, at the end of 2004, of our estimated long-term and short-term working capital needs. Key to our evaluation was (i) a projection of the working capital that we believed was required to manufacture certain of our sophisticated VectorSeis systems, (ii) the need to make additional investments in GXT’s multi-client data library, (iii) projections of our short-term and long-term working capital requirements and (iv) the potential for unanticipated delays in the adoption of new technologies, as well as certain research and development opportunities and market trends in the seismic industry. We determined at that time that an infusion of additional long-term capital and a revolving line of credit for working capital purposes would be advisable. Based on our forecasts and our liquidity requirements for the near term future, we believe that the combination of our projected internally generated cash, the borrowing availability under our revolving line of credit and our working capital (including our cash and cash equivalents on hand), will be sufficient to fund our operational needs and liquidity requirements for at least the next twelve months.
Sale-Leaseback of Corporate Headquarters and Manufacturing Facilities.
      During 2001, we sold our corporate headquarters building and manufacturing facility located in Stafford, Texas for approximately $21.0 million, and entered into a non-cancelable twelve-year lease with the purchaser of the property. Because we retained a continuing involvement in the property that precluded sale-leaseback treatment for financial accounting purposes, the sale-leaseback transaction was accounted for as a financing transaction, and the Company recorded a lease obligation of $21.0 million using an implicit interest rate of 9.1% per annum.
      In June 2005, the owner of the property sold the properties to two unrelated parties. In conjunction with this sale, we entered into two new separate lease arrangements for each of the facilities with the new owners. One lease, which was classified as an operating lease, has a twelve-year lease term. The other lease continues to be accounted for as a financing transaction due to our continuing involvement in the property as a lessee, and has a ten-year lease term. Both leases have renewal options that allow us to extend the leases for up to an additional twenty-year term.
      The operating lease qualified as a sale-leaseback for financial reporting purposes, and as a result, $11.8 million under the lease obligations and $8.1 million of long-term assets (primarily fixed assets) were treated as being disposed of, with our recording a deferred gain of $3.7 million. The deferred gain will be recognized on the straight-line basis over the twelve-year lease term. Under the prior sale-leaseback arrangements in effect, we were required to provide a letter of credit to the previous owner, which we secured by depositing $1.5 million with the issuing bank. Because there are no similar requirements under the new lease agreements, the letter of credit has been terminated and we reclassified the $1.5 million deposit to cash and cash equivalents.

Cash Flow from Operations
      We have historically financed our operations from internally generated cash and funds from equity and debt financings. Cash and cash equivalents were $15.9 million at December 31, 2005, an increase of $0.9 million compared to December 31, 2004. Net cash provided by operating activities was $1.9 million for the year ended December 31, 2005, compared to net cash used in operating activities of $20.0 million for the year ended December 31, 2004. The increase in net cash provided in our operating activities was primarily due to an increase in our profitability, particularly in the fourth quarter of 2005, partially offset by increases in our receivables and a decrease in our accounts payables resulting from our payments to vendors for inventory received near the end of 2004.
Cash Flow from Investing Activities
      Net cash flow used in investing activities was $28.0 million for the year ended December 31, 2005, compared to $173.7 million for the year ended December 31, 2004. During the year ended December 31, 2004, we acquired Concept Systems and GXT. The principal uses of our investing activities during the year ended December 31, 2005 were $5.3 million of equipment purchases, a $19.7 million investment in our multi-client data library and $1.85 million to acquire certain intellectual property rights. We advanced $4.6 million to a customer on a non-interest bearing basis, of which $3.6 million had been repaid by December 31, 2005. We expect to spend approximately $50 million on investments in our multi-client data library during 2006, a majority of which will be underwritten by our customers. The level of our investment in our multi-client data could fluctuate significantly based upon the level of customer underwriting obtained. In addition, we plan to expend approximately $10 million for equipment purchases, a majority which relates to GXT and is generally financed through capital leases.
Cash Flow from Financing Activities
      Net cash flow provided by financing activities was $27.9 million for the year ended December 31, 2005, compared to $149.1 million of cash provided by financing activities for the year ended December 31, 2004. The net cash flow provided during the year ended December 31, 2005 was primarily related to the sale of our Series D-1 Preferred Stock, on which we paid $1.6 million of cash dividends during 2005. We made scheduled payments of $7.2 million on our notes payable, long-term debt and lease obligations and had net borrowings under our revolving line of credit of $3.0 million. Our employees exercised stock options and purchased common stock, resulting in proceeds to us of $2.6 million during the period. In addition, we reclassified a $1.5 million deposit to cash and cash equivalents, as the letter of credit the deposit was securing was terminated during the period.
Inflation and Seasonality
      Inflation in recent years has not had a material effect on our costs of goods or labor, or the prices for our products or services. Traditionally, our business has been seasonal, with strongest demand in the fourth quarter of our fiscal year.

Future Contractual Obligations
      The following table sets forth estimates of future payments of our consolidated contractual obligations, as of December 31, 2005 (in thousands):

		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-term debt and leases obligations	$69,592	$1,256	$63,703	$976	$3,657
Interest on long-term debt obligations	14,243	4,169	8,014	976	1,084
Equipment capital lease obligations	6,895	3,502	3,393	—	—
Operating leases	44,989	7,034	9,605	8,806	19,544
Product warranty	3,896	3,896	—	—	—
Purchase obligations	105,435	82,541	15,499	7,395	—

Total	$245,050	$102,398	$100,213	$18,154	$24,285

      The long-term debt and lease obligations at December 31, 2005 included $60.0 million in indebtedness under our convertible senior notes that mature in December 2008. The remaining amount of these obligations consists of (i) $3.0 million under our revolving line of credit (ii) $5.5 million related to our sale-leaseback arrangement and (iii) $1.0 million of other short-term notes payable. The $6.9 million of capital lease obligations relates to GXT’s financing of equipment purchases. For further discussion of our notes payable, long-term debt and lease obligations, see Note 11 of Notes to Consolidated Financial Statements.
      The operating lease commitments at December 31, 2005 relate to our leases for certain equipment, offices, and warehouse space under non-cancelable operating leases.
      The liability for product warranties at December 31, 2005 relate to the estimated future warranty expenditures associated with our products. Our warranty periods generally range from 90 days to three years from the date of original purchase, depending on the product. We record an accrual for product warranties and other contingencies at the time of sale, which is when the estimated future expenditures associated with those contingencies become probable and the amounts can be reasonably estimated. We generally receive warranty support from our suppliers regarding equipment they manufactured.
      Our purchase obligations primarily relate to our committed inventory purchase orders for which deliveries are scheduled to be made in 2006. In December 2004, we entered into a five-year supply agreement with Colibrys Ltd. for the purchase of MEMS accelerometers. The five-year minimum commitment ranges between $7 million to $8 million per year through 2009.
      In February 2005, we issued 30,000 shares of Series D-1 Preferred Stock receiving $29.8 million in net proceeds. Commencing on February 17, 2007, or sooner under certain limited events, the holder has the right to redeem all or part of the Series D-1 Preferred Stock. As we may satisfy our redemption obligations either in cash or by issuance of our common stock, we have excluded the Series D-1 Preferred Stock from the above table. Dividends, which are paid quarterly, may be paid, at our option, either in cash or by the issuance of our common stock. The dividend rate was 6.57% at December 31, 2005. See further discussion of the Series D-1 Preferred Stock at Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
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

Revenues from all services are recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable and collectibility is reasonably assured. Revenues from contract services performed on a day-rate basis are recognized as the service is performed. Revenues from other contract services, including pre-funded multi-client surveys, are recognized as the seismic data is acquired and/or processed on a proportionate basis as work is performed. Under this method, we recognize revenues based upon quantifiable measures of progress such as kilometers acquired or days processed. Revenues on licenses of completed multi-client data surveys are recognized when a signed final master geophysical data license agreement and accompanying license supplement is returned by the customer, the purchase price for the license is fixed or determinable, delivery or performance has occurred, and no significant uncertainty exists as to the customer’s obligation, willingness or ability to pay. In limited circumstances, we have provided the customer with a right to exchange seismic data for another specific seismic data set. In these limited circumstances, we recognize revenue at the earlier of the customer exercising its exchange right or expiration of the exchange right.

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

•	Multi-Client Data Library — Our multi-client data library consists of seismic surveys that are offered for licensing to customers on a nonexclusive basis. The capitalized costs include the costs paid to third parties for the acquisition of data and related activities associated with the data creation activity and direct internal processing costs, such as salaries, benefits, computer-related expenses, and other costs incurred for seismic data project design and management. For the years ended December 31, 2005 and 2004, we capitalized, as part of our multi-client data library, $1.7 million and $2.0 million, respectively of direct internal processing costs.

Our method of amortizing the costs of a multi-client data library available for commercial sale is the greater of (i) the percentage of actual revenue to the total estimated revenue multiplied by the total cost of the project (the sales forecast method) or (ii) the straight-line basis over a four-year period.

The sales forecast method is our primary method of calculating amortization. The total amortization period of four years represents the minimum period over which benefits from these surveys are expected to be derived. We have determined the amortization period of four years based upon our historical experience that indicates that the majority of our revenues from multi-client surveys are derived during the acquisition and processing phases and during four years subsequent to survey completion.

Prior to January 1, 2005, the estimated useful life of a multi-client data library once it became available for commercial sale was two years for 2-D projects and three years for 3-D projects. In the first quarter of 2005, we determined that the estimated useful economic life of our multi-client data library is four years. The change in estimate was determined based upon further historical experience of GXT, in marketing and selling its multi-client data libraries, in addition to a review of industry standards regarding such useful economic lives. The change did not have a material impact to our results of operations during the year ended December 31, 2005, as the sales forecast method is our primary method of amortization.

Estimated sales are determined based upon discussions with our customers, our experience and our knowledge of industry trends. Changes in sales estimates may have the effect of changing the percentage relationship of cost of services to revenue. In applying the sales forecast method, an increase in the projected sales of a survey will result in lower cost of services as a percentage of revenue, and higher earnings when revenue associated with that particular survey is recognized, while a decrease in projected sales will have the opposite effect. Assuming that the overall volume of sales mix of surveys generating revenue in the period were held constant in 2005, an increase in 10% in the sales forecasts of all surveys would have decreased our amortization expense by approximately $1.1 million.

We estimate the ultimate revenue expected to be derived from a particular seismic data survey over its estimated useful economic life to determine the costs to amortize, if greater than straight-line amortization. That estimate is made by us at the project’s initiation and is reviewed and updated quarterly. If, during any such review and update, we determine that the ultimate revenue for a survey is expected to be less than the original estimate of total revenue for such survey, we increase the amortization rate attributable to the future revenue from such survey. In addition, in connection with such reviews and updates, we evaluate the recoverability of the multi-client data library, and if required under Statement of Financial Accounting Standards (SFAS) 144 “Accounting for the Impairment and Disposal of Long-Lived Assets,” record an impairment charge with respect to such data.

•	Reserve for Excess and Obsolete Inventories — Our reserve for excess and obsolete inventories is based on historical sales trends and various other assumptions and judgments including future demand for our inventory and the timing of market acceptance of our new products. Should these assumptions and judgments not be realized, such as delayed market acceptance of our new products, our valuation allowance would be adjusted to reflect actual results. Our industry is subject to technological change and new product development that could result in obsolete inventory. Our valuation reserve for inventory at December 31, 2005 was $9.0 million compared to $10.8 million at December 31, 2004. The reduction in our reserves primarily related to reserved inventory being sold or scrapped during the year.

•	Goodwill and Other Intangible Assets — On January 1, 2002, we adopted SFAS 142 “Goodwill and Other Intangible Assets.” Goodwill must be tested for impairment on an annual basis. We completed our impairment testing as of December 31, 2005 and determined that there were no impairment losses related to goodwill. In making this assessment we rely on a number of factors including operating results, business plans, internal and external economic projections, anticipated future cash flows and external market data. If these estimates or related projections change in the future, we may be required to record impairment charges.

For purposes of performing the impairment test for goodwill as required by SFAS 142, we established the following reporting units: Land Imaging Systems, Sensor Geophone, Marine Imaging Systems, Data Management Solutions and Seismic Imaging Solutions. To determine the fair value of our reporting units, we use a discounted future returns valuation method. If we had established different reporting units or utilized different valuation methodologies, the impairment test results could differ.

SFAS 142 requires us to compare the fair value of our reporting units to their carrying amount on an annual basis to determine if there is potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting units is less than its carrying value.

Our intangible assets other than goodwill relate to computer software, proprietary technology, patents, customer relationships, trade names and non-compete agreements that are amortized over the estimated periods of benefit (ranging from 2 to 20 years). We review the carrying values of these intangible assets for impairment if events or changes in the facts and circumstances indicate that their carrying value may not be recoverable. Any impairment determined is recorded in the current period and is measured by comparing the fair value of the related asset to its carrying value.

•	Accounts and Notes Receivable Collectibility — We consider current information and circumstances regarding our customers’ ability to repay their obligations, such as the length of time the receivable balance is outstanding, the customer’s credit worthiness and historical experience, and consider an account or note impaired when it is probable that we will be unable to collect all amounts due. When we consider an account or note as impaired, we measure the amount of the impairment based on the present value of expected future cash flows or the fair value of collateral. We include impairment losses (recoveries) in our allowance for doubtful accounts and notes through an increase (decrease) in bad debt expense.

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
Recent Accounting Pronouncements
      We have traditionally accounted for stock options under the provisions and related interpretations of Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees.” No compensation expense has been recognized for the grant of those options. As permitted by SFAS 123, “Accounting for Stock-Based Compensation” issued in 1995, we have continued to apply APB Opinion 25 for purposes of determining net income and to present the pro forma disclosures required by SFAS 123.
      In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123(R), “Share-Based Payment,” which supersedes SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” SFAS 123(R) establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for those awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS 123(R) is effective for annual reporting periods beginning on or after June 15, 2005. We adopted SFAS 123(R) effective January 1, 2006 using the prospective method. We expect the expense associated with unvested stock options at December 31, 2005 will reduce 2006 net earnings by approximately $2.5 million, taking into consideration estimated forfeitures and cancellations. In addition, effective January 1, 2006, as permitted under SFAS 123R, we will change our method of recognizing compensation expense related to restricted stock awards from the accelerated method to the straight-line method. This change in method will result in an approximate $0.8 million reduction of compensation expense in 2006 related to all unvested restricted stock awards outstanding at December 31, 2005.

Credit and Sales Risks
      Historically, our principal customers have been seismic contractors that operate seismic data acquisition systems and related equipment to collect data in accordance with their customers’ specifications or for their own seismic data libraries. However, through the acquisition of GXT, we have diversified our customer base to include major integrated and independent oil and gas companies.
      For the year ended December 31, 2005 and 2004, approximately 9% and 15%, respectively, of our consolidated net sales were equipment sales to one customer headquartered in China. Approximately $5.8 million, or 5%, of our total accounts receivable at December 31, 2005 related to this customer. The loss of this customer or a deterioration in our relationship with it could have a material adverse effect on our results of operations and financial condition.
      In 2004, we sold our first VectorSeis Ocean system for seabed data acquisition. A portion of the purchase price was financed by us through a series of notes receivable totaling $6.9 million at December 31, 2004. During the second quarter of 2005, we advanced to the customer $4.6 million on a non-interest bearing basis. We imputed interest on a short-term basis, since our expectation at that time was that the advance would be repaid over a short-term period. In July 2005, we and the customer entered into an agreement that provides for terms of repayment of the outstanding balances over a three year period. The notes are secured by a lien in the purchased equipment. During the third quarter of 2005, the customer made scheduled payments of $4.8 million, resulting in a total outstanding indebtedness under this arrangement of $10.2 million at December 31, 2005. Under this agreement, we also purchased from the customer for $1.85 million and assignment of all intellectual property rights the customer had regarding the VectorSeis Ocean system as a result of the customer’s system enhancements work enhancing the system.
      For the year ended December 31, 2005, we recognized $12.6 million of sales to customers in the Commonwealth of Independent States, or former Soviet Union (CIS), $12.9 million of sales to customers in Latin American countries, $97.4 million of sales to customers in Europe, $38.3 million of sales to customers in the Middle East, $47.2 million of sales to customers in Asia Pacific and $44.2 million of sales to customers in Africa. The majority of our foreign sales are denominated in U.S. dollars. In recent years, the CIS and certain Latin American countries have experienced economic problems and uncertainties. To the extent that world events or economic conditions negatively affect our future sales to customers in these and other regions of the world or the collectibility of our existing receivables, our future results of operations, liquidity and financial condition may be adversely affected. We currently require customers in these higher risk countries to provide their own financing and in some cases assist the customer in organizing international financing and Export-Import credit guarantees provided by the United States government. We do not currently extend long-term credit through notes or otherwise to companies in countries we consider to be inappropriate for credit risk purposes.
Certain Relationships and Related Party Transactions
      James M. Lapeyre, Jr. is chairman of our board of directors. He is also the chairman and a significant equity owner of Laitram, L.L.C. (Laitram) and has served as president of Laitram and its predecessors since 1989. Laitram is a privately-owned, New Orleans-based manufacturer of food processing equipment and modular conveyor belts. Mr. Lapeyre and Laitram together owned approximately 11.4% of our outstanding common stock as of February 20, 2005.
      We acquired DigiCourse, Inc., our marine positioning products business, from Laitram in 1998 and have renamed it I/ O Marine Systems, Inc. In connection with that acquisition, we entered into a Continued Services Agreement with Laitram under which Laitram agreed to provide us certain accounting, software, manufacturing and maintenance services. Manufacturing services consist primarily of machining of parts for our marine positioning systems. The term of this agreement expired in September 2001 but we continue to operate under its terms. In addition, when we have requested, the legal staff of Laitram has advised us on certain intellectual property matters with regard to our marine positioning systems. During 2005, we paid Laitram a total of approximately $2.7 million, which consisted of approximately $2.0 million for manufacturing services, $0.6 million for rent and other pass-through third party facilities charges, and $0.1 million for other services. For the 2004 and 2003 fiscal years, we paid Laitram a total of approximately $1.8 million and $1.2 million, respectively, for these services. In the opinion of our management, the terms of these services are fair and reasonable and as favorable to us as those that could have been obtained from unrelated third parties at the time of their performance.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
      We are exposed to various market risks, including changes in interest rates and foreign currency exchange rates.
Interest Rate Risk:
      In February 2005, the Company issued 30,000 shares of a newly designated Series D-1 Cumulative Convertible Preferred Stock (Series D-1 Preferred Stock). Dividends, which are contractually obligated to be paid quarterly, may be paid, at the option of the Company, either in cash or by the issuance of the Company’s common stock. Dividends are paid at a variable rate, equal to the greater of (i) five percent per annum or (ii) the three month LIBOR rate on the last day of the immediately preceding calendar quarter plus two and one-half percent per annum. The dividend rate for the Series D-1 Preferred Stock was 6.57% at December 31, 2005. Each 100 basis point increase in the LIBOR rate would have the effect of increasing the annual amount of dividends paid by approximately $0.2 million.
      At December 31, 2005, the outstanding balance of indebtedness under our $25.0 million variable-rate credit facility was $3.0 million. Based upon the amount outstanding at December 31, 2005, a 100 basis point increase in the interest rate would increase our interest expense by a nominal amount.
      With respect to our fixed-rate long-term debt outstanding at December 31, 2005, the fair market value of the Company’s notes payable and long-term debt was $105.0 million and $160.1 million at December 31, 2005 and 2004, respectively.
Foreign Currency Exchange Rate Risk:
      Through our subsidiaries, we operate in a wide variety of jurisdictions, including the Netherlands, United Kingdom, Norway, Venezuela, Canada, Argentina, Russia, France, the United Arab Emirates and other countries. Our financial results may be affected by changes in foreign currency exchange rates. Our consolidated balance sheet at December 31, 2005 reflected approximately $12.9 million of net working capital related to our foreign subsidiaries. A majority of our foreign net working capital is within the Netherlands and United Kingdom. The subsidiaries in those countries receive their income and pay their expenses primarily in Euros and British pounds (GBP), respectively. To the extent that transactions of these subsidiaries are settled in Euros or GBP, a devaluation of these currencies versus the U.S. dollar could reduce the contribution from these subsidiaries to our consolidated results of operations as reported in U.S. dollars. We have not historically hedged the market risk related to fluctuations in foreign currencies.

Item 8.	Financial Statements and Supplementary Data
      The financial statements required by this item begin at page F-1 hereof.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not applicable.

Item 9A.	Controls and Procedures
      (a) Evaluation of Disclosure Controls and Procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including the principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
      Our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2005. Based upon that evaluation and because of the material weaknesses identified below, our principal executive and financial officer believes that our disclosure controls and procedures were not effective as of December 31, 2005.
      In light of these material weaknesses, in preparing our consolidated financial statements as of and for the fiscal year ended December 31, 2005, we performed additional analyses and other post-closing procedures described below in an effort to determine that our consolidated financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2005 have been prepared in accordance with generally accepted accounting principles. Our principal executive and financial officer has certified that, to his knowledge, our consolidated financial statements included in this Annual Report on Form 10-K fairly present in all material respects the financial condition, results of operations and cash flows for the periods presented in this Annual Report. Ernst & Young LLP’s report, dated March 30, 2006, expressed an unqualified opinion on our consolidated financial statements. This report is included in Part IV, Item 15 and should be read in its entirety.
      (b) Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a significant deficiency (within the meaning of PCAOB Auditing Standard No. 2), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
      Under the supervision and with the participation of our management, including our principal executive and financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment identified the following three material weaknesses in our internal control over financial reporting.
      Revenue Recognition from Multi-Client Seismic Survey Data Licenses. A material weakness was identified in the design and operation of our internal controls over monitoring of the timing of revenue recognition of multi-client seismic survey data transactions. Revenues from certain GXT multi-client data transactions in 2004 and the first three quarters of 2005 were recognized by GXT upon the signing of customer letter agreements and delivery of the multi-client data, but prior to the receipt from the customer of a signed final master geophysical data license agreement and accompanying license supplement. As a result, management determined the revenue from these licenses should not have been recognized by GXT until delivery of the data to the customer and receipt from the customer of a signed final master geophysical data license agreement and accompanying license supplement representing the evidence of the final agreement.
      The resultant accounting errors had a material impact on the timing of recognition of revenues from certain multi-client data license transactions during 2004 and the first three quarters of 2005. As a result of the discovery of such incorrect revenue recognition, we have restated in this Annual Report on Form 10-K our consolidated financial statements for the year ended December 31, 2004, and for the interim periods ended September 30, 2004, December 31, 2004, March 31, 2005, June 30, 2005 and September 30, 2005. These restatements impacted net sales, cost of sales, marketing and sales expenses, accounts receivable, deferred revenue, accrued expenses and multi-client data library.
      Fraudulent Activities Conducted by the Former Chief Information Officer. A material weakness was identified in the design and operation of controls to prevent unauthorized purchases by members of senior management. In January 2006, as a result of information discovered by our senior management, the Audit Committee, assisted by a forensic investigation firm engaged by the Audit Committee, began an investigation into unauthorized payments made by our Company for assets that were not delivered to our Company. The Audit Committee determined unauthorized payments totaling approximately $150,000 for computer and electronic equipment during 2004 and 2005 were made by our Company’s former chief information officer for his personal use. The misappropriation of the Company’s assets did not result in material Company expenditures or a material misstatement to the financial statements. However, PCAOB Auditing Standard No. 2 indicates that fraud of any magnitude on the part of senior management is a strong indicator of a material weakness. Given this misappropriation of assets involved a former member of our senior management, management has concluded that this deficiency represents a material weakness.
      Limited Size of Accounting Department. A material weakness was identified relating to the Company’s oversight and monitoring controls over financial reporting that resulted from the limited number of experienced accounting staff at the Company and its subsidiaries, including the absence of a Chief Financial Officer after the resignation of the Company’s previous Chief Financial Officer announced in December 2005. Until this material weakness is remediated, management has concluded that there is more than a remote likelihood that a material misstatement in our annual or interim financial statements will not be prevented or detected by our internal controls over the financial statement close process. These ineffective controls contributed to a prolonged financial statement close process and contributed to the restatement of the Company’s results discussed above.
      Because of the material weaknesses described above, management believes that, as of December 31, 2005, we did not maintain effective internal control over financial reporting based on the COSO criteria. Our independent auditors have issued an attestation report on management’s assessment of our internal control over financial reporting, included below.
      (c) Changes in Internal Controls. We undertook significant efforts in fiscal 2005 to improve our internal control over financial reporting, which included extending our common Enterprise Resource Planning application to a division within our Land Imaging Systems segment in the third quarter of 2005 and to GXT in the fourth quarter of 2005. We committed considerable resources to the design, implementation, documentation and testing of our internal controls. Our management believes that these efforts have improved our internal control over financial reporting but were not sufficient to remedy the material weaknesses described above that existed as of December 31, 2005.
      We are undertaking efforts to remediate the material weaknesses identified above. We terminated the employment of our former Chief Information Officer upon learning of the unauthorized purchases and intend to refer the matter to appropriate law enforcement authorities for prosecution. The individual in question has repaid a portion of the unauthorized payments, and we believe that our insurance will cover most of the remaining unauthorized payments and a portion of the investigation costs. We have implemented certain controls on the purchasing of computer and electronic equipment, such as requiring additional levels of management approval on such purchases. Our additional remediation plans include filling the role of our Chief Financial Officer and hiring additional personnel trained and experienced in relevant accounting areas, such as seismic data license revenue recognition. We are actively recruiting to fill open positions in our accounting department, but the market for experienced accountants, particularly for revenue recognition and revenue accounting experts, is highly competitive due to the increased workload and resultant demand from both accounting firms and public companies caused by Section 404 of the Sarbanes-Oxley Act of 2002. This, combined with the heavy workload of the post-Sarbanes-Oxley regulatory environment, has made it difficult for us to recruit, hire and retain accounting talent. While there can be no assurance that we will be successful on a timely basis, we believe that we should be able to adequately staff the accounting function within the near future. We will continue to assess the adequacy of our accounting structure and organization, both in terms of size and U.S. GAAP expertise.
      Other remediation plans also include the following actions:

•	adding detailed transactional processes to analyze multi-client data library license contracts to assist in properly recognizing associated revenues and conduct related training;

•	increasing the communication between our accounting and sales departments and increasing the training of our sales force regarding our revenue recognition policies;

•	improving the monitoring of deferred contracts where recognition is dependent on the occurrence of one or more events;

•	conducting periodic account analyses of deferred revenue; and

•	reviewing and revising equipment purchase procedures to confirm approval requirements and ensure appropriate delivery parameters.
      We believe that the actions described above and resulting improvement in controls will generally strengthen our disclosure controls and procedures, as well as our internal control over financial reporting, and will address the material weaknesses that we identified in our internal control over financial reporting as of December 31, 2005.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Input/ Output, Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Input/ Output, Inc. (the Company) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weaknesses identified in management’s assessment and described below, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Input/ Output, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:
      Revenue Recognition from Multi-Client Seismic Survey Data Licenses. A material weakness was identified in the design and operation of the Company’s internal controls over monitoring of the timing of revenue recognition of multi-client seismic survey data transactions. Revenues from certain GX Technology (GXT) multi-client data transactions were recognized by GXT upon the signing of customer letter agreements and delivery of the multi-client data, but prior to the receipt from the customer of a signed final master geophysical data license agreement and accompanying license supplement. As a result, the Company determined the revenue from these licenses should not have been recognized by GXT until delivery of the data to the customer and receipt from the customer of a signed final master geophysical data license agreement and accompanying license supplement representing the evidence of the final agreement.
      The resultant accounting errors had a material impact on the timing of recognition of revenues from certain multi-client data license transactions during 2005. As a result of the discovery of such incorrect revenue recognition, the Company has restated in this Annual Report on Form 10-K its consolidated financial statements for the interim periods ended March 31, 2005, June 30, 2005 and September 30, 2005. These restatements impacted net sales, cost of sales, marketing and sales expenses, accounts receivable, deferred revenue, accrued expenses and multi-client data library.
      Fraudulent Activities Conducted by the Former Chief Information Officer. A material weakness was identified in the design and operation of controls to prevent unauthorized purchases by members of senior management. In January 2006, as a result of information discovered by the Company’s senior management, the Audit Committee began an investigation into unauthorized payments made by the Company for assets that were not delivered to the Company. The Audit Committee determined unauthorized payments for computer and electronic equipment during 2005 were made by the Company’s former chief information officer for his personal use. The misappropriation of the Company’s assets did not result in material Company expenditures or a material misstatement to the financial statements. However, PCAOB Auditing Standard No. 2 indicates that fraud of any magnitude on the part of senior management is a strong indicator of a material weakness. Given this misappropriation of assets involved a former member of senior management, Company management has concluded that this deficiency represents a material weakness.
      Limited Size of Accounting Department. A material weakness was identified relating to the Company’s oversight and monitoring controls over financial reporting that resulted from the limited number of experienced accounting staff at the Company and its subsidiaries, including the absence of a Chief Financial Officer after the resignation of the Company’s previous Chief Financial Officer announced in December 2005. These ineffective controls contributed to a prolonged financial statement close process and contributed to the restatement of the Company’s results discussed above. Until this material weakness is remediated, there is more than a remote likelihood that a material misstatement in the Company’s annual or interim financial statements will not be prevented or detected by the Company’s internal controls over the financial statement close process.
      These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 financial statements, and this report does not affect our report dated March 30, 2006 on those financial statements.
      In our opinion, management’s assessment that Input/ Output, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Input/ Output, Inc. has not maintained effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

/s/ Ernst & Young LLP
Houston, Texas
March 30, 2006

Item 9B.	Other Information
      Not applicable.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by Item 10 is included in our definitive proxy statement for our 2006 Annual Meeting of Stockholders under the headings “Item 1 — Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board of Directors and Corporate Governance” and “Committees of the Board.”

Item 11.	Executive Compensation
      The information required by Item 11 is included in our definitive proxy statement for our 2006 Annual Meeting of Stockholders under the headings “Director Compensation” and “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      The information required by Item 12 is included in our definitive proxy statement for our 2006 Annual Meeting of Stockholders under the headings, “Ownership of Equity Securities in I/ O” and “Executive Compensation-Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions
      The information required by Item 13 is included in our definitive proxy statement for our 2006 Annual Meeting of Stockholders under the heading “Certain Transactions and Relationships.”

Item 14.	Principal Accountant Fees and Services
      The information required by Item 14 is included in our definitive proxy statement for our 2006 Annual Meeting of Stockholders under the heading “Item 3 — Ratification of Appointment of Independent Auditors — Principal Auditor Fees and Services.”

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
      (2) Financial Statement Schedules

The following financial statement schedule is listed in the “Index to Consolidated Financial Statements” on page F-1 hereof, and is included as part of this Annual Report on Form 10-K:
      Schedule II — Valuation and Qualifying Accounts
      All other schedules are omitted because they are not applicable or the requested information is shown in the financial statements or noted therein.
      (3) Exhibits

3.1		—	Restated Certificate of Incorporation dated August 31, 1990, filed on March 19, 2001 as Exhibit 3.1 to the Company’s Transition Report on Form 10-K for the seven months ended December 31, 2000, and incorporated herein by reference.
3.2		—	Certificate of Amendment to Restated Certificate of Incorporation dated October 10, 1996, filed on March 12, 2003 as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
3.3		—	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated May 4, 2005, filed on May 6, 2005 as Exhibit 4.4 to the Company’s Amendment No. 2 to its Registration Statement on Form S-3 (Registration No. 333-123632), and incorporated herein by reference.
3.4		—	Amended and Restated Bylaws, filed on March 8, 2002 as Exhibit 4.3 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.
4.1		—	Form of Certificate of Designation, Preference and Rights of Series A Preferred Stock of Input/Output, Inc., filed as Exhibit 2 to the Company’s Registration Statement on Form 8-A dated January 27, 1997 (attached as Exhibit 1 to the Rights Agreement referenced in Exhibit 10.5), and incorporated herein by reference.
4.2		—	Indenture dated as of December 10, 2003, filed on January 27, 2004 as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-112263), and incorporated herein by reference.
4.3		—	Certificate of Rights and Designations of Series D-1 Cumulative Convertible Preferred Stock of Input/Output, Inc. dated February 16, 2005, filed on February 17, 2005 as Exhibit 3.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference.
**10	.1	—	Amended and Restated 1990 Stock Option Plan, filed on June 9, 1999 as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-80299), and incorporated herein by reference.
*10	.2	—	Office and Industrial/Commercial Lease dated June 2005 by and between Stafford Office Park II, LP as Landlord and Input/Output, Inc. as Tenant.
*10	.3	—	Office and Industrial/Commercial Lease dated June 2005 by and between Stafford Office Park Dst as Landlord and Input/Output, Inc. as Tenant.
**10	.4	—	Input/Output, Inc. Amended and Restated 1996 Non-Employee Director Stock Option Plan, filed on June 9, 1999 as Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-80299), and incorporated herein by reference.

10.5		—	Rights Agreement dated as of January 17, 1997, by and between Input/Output, Inc. and Harris Trust and Savings Bank, as Rights Agent, including exhibits thereto, filed on January 27, 1997 as Exhibit 4 to the Company’s Form 8-A and incorporated herein by reference.
**10	.6	—	Input/Output, Inc. Employee Stock Purchase Plan, filed on March 28, 1997 as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (Registration No. 333-24125), and incorporated herein by reference.
10.7		—	Second Amendment to Rights Agreement dated effective as of February 16, 2005, by and between the Company and Computershare Investor Services, LLC (as successor to Harris Trust and Savings Bank) as Rights Agent, filed on February 17, 2005 as Exhibit 3.2 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.
10.8		—	Registration Rights Agreement dated as of November 16, 1998, by and among the Company and The Laitram Corporation, filed on March 12, 2004 as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
**10	.9	—	Input/Output, Inc. 1998 Restricted Stock Plan dated as of June 1, 1998, filed on June 9, 1999 as Exhibit 4.7 to the Company’s Registration Statement on S-8 (Registration No. 333-80297), and incorporated herein by reference.
**10	.10	—	Input/Output Inc. Non-qualified Deferred Compensation Plan, filed on April 1, 2002 as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.
**10	.11	—	Amendment No. 1 to the Input/Output, Inc. Amended and Restated 1996 Non-Employee Director Stock Option Plan dated September 13, 1999, filed on November 14, 1999 as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999 and incorporated herein by reference.
**10	.12	—	Input/Output, Inc. 2000 Restricted Stock Plan, effective as of March 13, 2000, filed on August 17, 2000 as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2000 and incorporated herein by reference.
**10	.13	—	Input/Output, Inc. 2000 Long-Term Incentive Plan, filed on November 6, 2000 as Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (Registration No. 333-49382), and incorporated by reference herein.
**10	.14	—	Input/Output, Inc. Amended and Restated 1991 Outside Directors Stock Option Plan, filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference.
**10	.15	—	Amendment to the Input/Output, Inc. Amended and Restated 1991 Outside Directors Stock Option Plan, filed on August 28, 1997 as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1997, and incorporated herein by reference.
**10	.16	—	Amendment No. 2 to the Input/Output, Inc. Amended and Restated 1991 Outside Directors Stock Option Plan, dated September 13, 1999, filed on November 14, 1999 as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999, and incorporated herein by reference.
**10	.17	—	Employment Agreement dated effective as of March 31, 2003, by and between the Company and Robert P. Peebler, filed on March 31, 2003 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference.
**10	.18	—	Employment Agreement dated effective as of January 1, 2004, by and between the Company and J. Michael Kirksey, filed on March 12, 2004 as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
**10	.19	—	Severance Agreement by and between Jorge Machnizh and Input/Output, Inc., dated as of April 29, 2005 and effective as of May 7, 2005, filed on May 10, 2005 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, and incorporated herein by reference.
10.20		—	Stock Purchase Agreement dated as of May 10, 2004, by and among the selling shareholders, GX Technology Corporation and the Company, filed on May 10, 2004 as Exhibit 2.1 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-115345), and incorporated herein by reference.

10.21		—	First Amendment to Stock Purchase Agreement dated as of June 11, 2004, by and among the selling shareholders, GX Technology Corporation and the Company, filed on June 15, 2004 as Exhibit 10.2 to the Company’s Current Report on Form 8-K/A (Registration No. 001-12691), and incorporated herein by reference.
**10	.22	—	Employment Agreement dated effective as of June 15, 2004, by and between the Company and David L. Roland, filed on August 9, 2004 as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference.
**10	.23	—	Executive Employment Agreement dated as of March 26, 2004, by and between GX Technology Corporation and Michael K. Lambert, filed on August 9, 2004 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, and incorporated herein by reference.
**10	.24	—	First Amendment to Executive Employment Agreement dated as of June 14, 2004, by and between GX Technology Corporation and Michael K. Lambert, filed on August 9, 2004 as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, and incorporated herein by reference.
**10	.25	—	Second Amendment to Executive Employment Agreement dated as of June 14, 2004, by and between GX Technology Corporation and Michael K. Lambert, filed on August 9, 2004 as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, and incorporated herein by reference.
**10	.26	—	GX Technology Corporation Employee Stock Option Plan, filed on August 9, 2004 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference.
10.27		—	Concept Systems Holdings Limited Share Acquisition Agreement dated February 23, 2004, filed on March 5, 2004 as Exhibit 2.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.
10.28		—	Concept Systems Holdings Limited Registration Rights Agreement dated February 23, 2004, filed on March 5, 2004 as Exhibit 4.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.
**10	.29	—	Form of Employment Inducement Stock Option Agreement for the Input/Output, Inc. — Concept Systems Employment Inducement Stock Option Program, filed on July 27, 2004 as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-117716), and incorporated herein by reference.
10.30		—	Agreement dated as of February 15, 2005 between Input/Output, Inc. and Fletcher International, Ltd., filed on February 17, 2005 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference.
10.31		—	First Amendment to Agreement, dated as of May 6, 2005 between the Company and Fletcher International, Ltd., filed on May 10, 2005 as Exhibit 10.2 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.
**10	.32	—	Input/Output, Inc. 2003 Stock Option Plan, dated March 27, 2003, filed as Appendix B of the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 30, 2003, and incorporated herein by reference.
**10	.33	—	Input/Output, Inc. 2004 Long-Term Incentive Plan, dated May 3, 2004, filed as Appendix B of the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on May 13, 2004, and incorporated herein by reference.
10.34		—	Revolving Credit and Security Agreement dated as of May 24, 2005 by and among Input/Output, Inc. and certain of its subsidiaries, and PNC Bank, National Association, as a Lender and as Agent for the Lenders, filed on May 27, 2005 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.
**10	.35	—	Input/Output, Inc. 2004 Long-Term Incentive Plan, filed on June 9, 2005 as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (Registration No. 333-125655), and incorporated herein by reference.

**10	.36	—	Form of Employment Inducement Stock Option Agreement for the Input/Output, Inc. — GX Technology Corporation Employment Inducement Stock Option Program, filed on April 4, 2005 as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-123831), and incorporated herein by reference.
*21	.1	—	Subsidiaries of the Company.
*24	.1	—	The Power of Attorney is set forth on the signature page hereof.
*31	.1	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).
*31	.2	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).
*32	.1	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.
*32	.2	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

*	Filed herewith.

**	Management contract or compensatory plan or arrangement.
      (b) Exhibits required by Item 601 of Regulation S-K.

Reference is made to subparagraph (a) (3) of this Item 15, which is incorporated herein by reference.
      (c) Not applicable.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Stafford, State of Texas, on March 31, 2006.

INPUT/ OUTPUT, INC.

By	/s/ Robert P. Peebler

Robert P. Peebler
President and Chief Executive Officer
POWER OF ATTORNEY
      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert P. Peebler and David L. Roland and each of them, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and re-substitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all documents relating to the Annual Report on Form 10-K for the year ended December 31, 2005, including any and all amendments and supplements thereto, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.
      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacities	Date

/s/ ROBERT P. PEEBLER Robert P. Peebler	President, Chief Executive Officer and Director (Principal Executive Officer and acting Principal Financial Officer)	March 31, 2006

/s/ MICHAEL L. MORRISON Michael L. Morrison	Controller and Director of Accounting (Principal Accounting Officer)	March 31, 2006

/s/ JAMES M. LAPEYRE, JR. James M. Lapeyre, Jr.	Chairman of the Board of Directors and Director	March 31, 2006

/s/ BRUCE S. APPELBAUM Bruce S. Appelbaum	Director	March 31, 2006

/s/ THEODORE H. ELLIOTT, JR. Theodore H. Elliott, Jr.	Director	March 31, 2006

/s/ FRANKLIN MYERS Franklin Myers	Director	March 31, 2006

Name	Capacities	Date

/s/ S. JAMES NELSON, JR. S. James Nelson, Jr.	Director	March 31, 2006

/s/ JOHN N. SEITZ John N. Seitz	Director	March 31, 2006

/s/ SAM K. SMITH Sam K. Smith	Director	March 31, 2006

INPUT/ OUTPUT, INC. AND SUBSIDIARIES
      All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Input/ Output, Inc.
      We have audited the accompanying consolidated balance sheet of Input/ Output, Inc. and Subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended December 31, 2005 listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Input/ Output, Inc. and Subsidiaries at December 31, 2005, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Input/ Output, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2006 expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Ernst & Young LLP
Houston, Texas
March 30, 2006

Report of Independent Registered Public Accounting Firm
      In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Input/ Output, Inc. and its subsidiaries at December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended December 31, 2004 listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based upon our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      As discussed in Note 1 to the consolidated financial statements and Note b on the financial statement schedule, the Company has restated its consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
March 16, 2005, except for the restatement
described in Note 1 to the consolidated
financial statements and Note b on the financial
statement schedule as to which the date is
March 30, 2006

INPUT/OUTPUT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

		(Restated)

	(In thousands,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$15,853	$14,935
Restricted cash	1,532	1,592
Accounts receivable, net	120,880	61,598
Current portion notes receivable, net	8,372	10,784
Unbilled receivables	15,070	7,309
Inventories	81,428	86,659
Prepaid expenses and other current assets	10,919	7,974

Total current assets	254,054	190,851
Notes receivable	6,508	4,143
Non-current deferred income tax asset	3,183	1,113
Property, plant and equipment, net	28,997	46,051
Multi-client data library, net	18,996	10,025
Investments at cost	4,000	3,500
Goodwill	154,794	152,958
Intangible and other assets, net	67,329	77,453

Total assets	$537,861	$486,094

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$4,405	$6,564
Accounts payable	31,938	40,856
Accrued expenses	48,828	26,116
Deferred revenue	11,939	15,081
Deferred income tax liability	3,183	1,113

Total current liabilities	100,293	89,730
Long-term debt, net of current maturities	71,541	79,387
Non-current deferred income tax liability	4,304	5,529
Other long-term liabilities	4,340	2,688

Total liabilities	180,478	177,334
Cumulative convertible preferred stock	29,838	—
Commitments and contingencies (Notes 17 and 20)
Stockholders’ equity:
Common stock, $.01 par value; authorized 200,000,000 shares; outstanding 79,764,338 shares at December 31, 2005 and 78,561,675 shares at December 31, 2004, net of treasury stock	807	795
Additional paid-in capital	487,232	480,845
Accumulated deficit	(150,007)	(167,151)
Accumulated other comprehensive income (loss)	(728)	2,332
Treasury stock, at cost, 801,558 shares at December 31, 2005 and 784,009 shares at December 31, 2004	(5,968)	(5,844)
Unamortized restricted stock compensation	(3,791)	(2,217)

Total stockholders’ equity	327,545	308,760

Total liabilities and stockholders’ equity	$537,861	$486,094

See accompanying Notes to Consolidated Financial Statements.

INPUT/OUTPUT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2005	2004	2003

		(Restated)
	(In thousands, except per share data)
Net sales	$362,682	$240,641	$150,033
Cost of sales	256,307	174,949	122,192

Gross profit	106,375	65,692	27,841

Operating expenses (income):
Research and development	20,266	19,611	18,696
Marketing and sales	33,167	23,491	12,566
General and administrative	28,227	29,748	16,753
Loss (gain) on sale of assets	99	(3,980)	(291)
Impairment of long-lived assets	—	—	1,120

Total operating expenses	81,759	68,870	48,844

Income (loss) from operations	24,616	(3,178)	(21,003)
Interest expense	(6,134)	(6,231)	(4,087)
Interest income	843	1,276	1,903
Other income	820	220	685
Fair value adjustment and exchange of warrant obligation	—	—	1,757
Impairment of investment	—	—	(2,059)

Income (loss) before income taxes	20,145	(7,913)	(22,804)
Income tax expense	1,366	701	348

Net income (loss)	18,779	(8,614)	(23,152)
Preferred stock dividends and accretion	1,635	—	—

Net income (loss) applicable to common shares	$17,144	$(8,614)	$(23,152)

Earnings per share:
Basic	$0.22	$(0.13)	$(0.45)
Diluted	$0.21	$(0.13)	$(0.45)
Weighted average number of common shares outstanding:
Basic	78,600	65,759	51,080
Diluted	79,842	65,759	51,080
See accompanying Notes to Consolidated Financial Statements.

INPUT/OUTPUT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2005	2004	2003

		(Restated)
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$18,779	$(8,614)	$(23,152)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization (other than multi-client library)	23,497	18,345	11,444
Amortization of multi-client data library	10,707	5,870	—
Amortization of restricted stock and other stock compensation	2,500	925	(222)
Reduction of tax reserves	(1,441)	—	—
Deferred income tax	(718)	(521)	—
Bad debt expense	600	6,346	569
Preferred stock accretion	76	—	—
(Gain) loss on disposal of fixed assets	99	(3,980)	(291)
Impairment of long-lived assets	—	—	1,120
Write-down of rental equipment	—	—	2,500
Impairment of investment in Energy Virtual Partners, Inc. (EVP)	—	—	2,059
Fair value adjustment and exchange of warrant obligation	—	—	(1,757)
Change in operating assets and liabilities:
Accounts and notes receivable	(59,489)	(27,849)	(17,059)
Unbilled receivables	(7,762)	1,406	—
Inventories	7,999	(40,508)	(4,877)
Accounts payable and accrued expenses	10,684	20,999	(4,714)
Deferred revenue	(3,382)	6,535	(2,815)
Other assets and liabilities	(274)	1,003	4,125

Net cash provided by (used in) operating activities	1,875	(20,043)	(33,070)

Cash flows from investing activities:
Purchase of property, plant and equipment	(5,304)	(5,022)	(4,587)
Investment in multi-client data library	(19,678)	(4,168)	—
Proceeds from the sale of fixed assets	234	4,762	490
Proceeds from collection of long-term note receivable	—	5,800	—
Non-interest bearing customer advance	(4,600)	—	—
Repayments of non-interest bearing customer advance	3,691	—	—
Business acquisitions	—	(176,850)	(1,267)
Cash of acquired businesses	—	2,193	—
Disposition of Applied MEMS	—	(513)	—
Investment at cost	(500)	—	—
Acquisition of intellectual property rights	(1,850)	—	—
Investment in and liquidation of EVP	—	117	(2,167)

Net cash used in investing activities	(28,007)	(173,681)	(7,531)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt	—	—	56,550
Payments on notes payable, long-term debt and lease obligations	(7,144)	(6,341)	(34,237)
Net borrowing under revolving line of credit	3,000	—	—
Net proceeds from preferred stock offering	29,762
Payment of preferred dividends	(1,635)	—	—
Return of and (deposit) to secure a letter of credit	1,500	—	(1,500)
Purchase of treasury stock	(272)	(98)	(81)
Proceeds from employee stock purchases and exercise of stock options	2,640	5,482	470
Net proceeds from issuance of common stock	—	150,066	—

Net cash provided by financing activities	27,851	149,109	21,202

Effect of change in foreign currency exchange rates on cash and cash equivalents	(801)	43	2,688

Net increase (decrease) in cash and cash equivalents	918	(44,572)	(16,711)
Cash and cash equivalents at beginning of period	14,935	59,507	76,218

Cash and cash equivalents at end of period	$15,853	$14,935	$59,507

See accompanying Notes to Consolidated Financial Statements.

INPUT/OUTPUT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

					Accumulated
					Other		Unamortized
	Common Stock		Additional		Comprehensive		Restricted	Total
			Paid-In	Accumulated	Income	Treasury	Stock	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss)	Stock	Compensation	Equity

	(In thousands, except per share data)
Balance at January 1, 2003	51,078,939	$519	$296,002	$(135,385)	$(2,380)	$(5,929)	$(341)	$152,486
Comprehensive loss:
Net loss	—	—	—	(23,152)	—	—	—	(23,152)
Other comprehensive income:
Translation adjustment	—	—	—	—	3,672	—	—	3,672

Total comprehensive loss								(19,480)
Amortization of restricted stock compensation	—	—	—	—	—	—	498	498
Issuance of restricted stock awards	260,038	2	1,047	—	—	—	(1,049)	—
Cancellation of restricted stock awards	(206,640)	(2)	(1,259)	—	—	—	542	(719)
Purchase treasury stock	(16,939)	—	—	—	—	(81)	—	(81)
Exchange of warrant obligation	125,000	1	441	—	—	—	—	442
Issuance of stock for the Employee Stock Purchase Plan	127,122	2	468	—	—	—	—	470
Issuance of treasury stock	22,814	—	(36)	—	—	184	—	148

Balance at December 31, 2003	51,390,334	522	296,663	(158,537)	1,292	(5,826)	(350)	133,764
Comprehensive loss:
Net loss, as previously reported	—	—	—	(2,979)	—	—	—	(2,979)
Adjustment (Note 1)	—	—	—	(5,635)	—	—	—	(5,635)

Net loss, as restated	—	—	—	(8,614)	—	—	—	(8,614)
Other comprehensive income:
Translation adjustment	—	—	—	—	1,040	—	—	1,040

Total comprehensive loss								(7,574)
Amortization of restricted stock compensation	—	—	—	—	—	—	801	801
Issuance of restricted stock awards	290,500	3	2,770	—	—	—	(2,773)	—
Issuance of restricted stock units	—	—	48	—	—	—	—	48
Cancellation of restricted stock awards	(24,562)	—	(134)	—	—	—	105	(29)
Purchase treasury stock	(16,651)	—	—	—	—	(98)	—	(98)
Exercise of stock options	2,220,674	23	5,138	—	—	—	—	5,161
Modification of stock option awards	—	—	795	—	—	—	—	795
Assumption of GXT stock options	—	—	14,637	—	—	—	—	14,637
Issuance of common stock	22,928,700	229	149,837	—	—	—	—	150,066
Issuance of common stock in business acquisition	1,680,000	17	10,746	—	—	—	—	10,763
Issuance of stock for the Employee Stock Purchase Plan	82,615	1	320	—	—	—	—	321
Issuance of treasury stock	10,065	—	25	—	—	80	—	105

Balance at December 31, 2004	78,561,675	795	480,845	(167,151)	2,332	(5,844)	(2,217)	308,760
Comprehensive income:
Net income	—	—	—	17,144	—	—	—	17,144
Other comprehensive loss:
Translation adjustment	—	—	—	—	(3,060)	—	—	(3,060)

Total comprehensive income								14,084
Amortization of restricted stock compensation	—	—	—	—	—	—	2,410	2,410
Issuance of restricted stock awards	619,000	6	4,531	—	—	—	(4,537)	—
Cancellation of restricted stock awards	(108,416)	(1)	(835)	—	—	—	553	(283)
Purchase treasury stock	(36,071)	—	—	—	—	(272)	—	(272)
Exercise of stock options	571,426	6	1,651	—	—	—	—	1,657
Amortization of restricted stock units	—	—	119	—	—	—	—	119
Vesting of restricted stock units	8,007	—	—	—	—	—	—	—
Amortization of modified stock option awards	—	—	142	—	—	—	—	142
Issuance of stock for the Employee Stock Purchase Plan	130,200	1	818	—	—	—	—	819
Issuance of treasury stock	18,517		(39)	—	—	148	—	109

Balance at December 31, 2005	79,764,338	$807	$487,232	$(150,007)	$(728)	$(5,968)	$(3,791)	$327,545

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
Restatement of Financial Statements as of and for the Year Ended December 31, 2004.
      The consolidated balance sheet at December 31, 2004 and the consolidated statement of operations and cash flows for the year ended December 31, 2004 are being restated as a result of incorrect application of accounting principles for revenue recognition by the Company’s subsidiary, GX Technology Corporation (GXT), in connection with licenses of its multi-client seismic survey data. Also, the Company has included in its restated balance sheet at December 31, 2004 a deferred tax liability and a corresponding increase in goodwill relating to the book tax differences between the acquired intangible assets of Concept Systems Holding Limited (Concept Systems).
      GXT was acquired by the Company in June 2004; therefore, GXT’s internal control over financial reporting was excluded from management’s assessment of the Company’s internal control over financial reporting as of December 31, 2004. In the process of assessing GXT’s internal controls in connection with the preparation of the 2005 consolidated financial statements, the Company determined that GXT’s policies and procedures for timing of recognizing revenue generated from licenses of multi-client seismic survey data were not in accordance with generally accepted accounting principles. The Company determined that the revenues from certain GXT multi-client data transactions in 2004 and the first three quarters of 2005 were recognized by GXT upon the signing of customer letter agreements and delivery of the multi-client data, but prior to the receipt from the customer of a signed final master geophysical data license agreement and accompanying license supplement. As there was not adequate evidence of a final license arrangement, the Company determined that the revenue from these transactions should not have been recognized by GXT until delivery of the data to the customer and receipt from the customer of a signed final master geophysical data license agreement and accompanying license supplement.
      A summary of the restatements included in this filing are as follows:

	As Previously
	Reported	Adjustments	As Restated

	(In thousands, except per share data)
Balance Sheet as of December 31, 2004
Multi-client data library, net	$9,572	$453	$10,025
Non-current deferred income tax asset	480	633	1,113
Goodwill	147,066	5,892	152,958
Total assets	479,116	6,978	486,094
Accrued expenses	26,686	(570)	26,116
Deferred revenue	8,423	6,658	15,081
Deferred income tax liability	—	1,113	1,113
Total current liabilities	82,529	7,201	89,730
Non-current deferred income tax liability	—	5,529	5,529
Total liabilities	164,605	12,729	177,334
Accumulated deficit	(161,516)	(5,635)	(167,151)
Accumulated other comprehensive income (loss)	2,449	(117)	2,332
Total stockholders’ equity	314,512	(5,752)	308,760
Total liabilities and stockholders’ equity	479,116	6,978	486,094

INPUT/OUTPUT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As Previously
	Reported	Adjustments	As Restated

	(In thousands, except per share data)
Statement of Operations for the year ended December 31, 2004
Net sales	$247,299	$(6,658)	$240,641
Cost of sales	175,705	(756)	174,949
Gross profit	71,594	(5,902)	65,692
Marketing and sales	23,758	(267)	23,491
Total operating expenses	69,137	(267)	68,870
Income (loss) from operations	2,457	(5,635)	(3,178)
Loss before income taxes	(2,278)	(5,635)	(7,913)
Net loss	(2,979)	(5,635)	(8,614)
Net loss applicable to common shares	(2,979)	(5,635)	(8,614)
Basic and diluted net loss per share	(0.05)	(0.08)	(0.13)
Statement of Cash Flows for the year ended December 31, 2004
Net loss	$(2,979)	$(5,635)	$(8,614)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of multi-client date library	6,323	(453)	5,870
Change in operating assets and liabilities:
Accounts payable and accrued expenses	21,569	(570)	20,999
Deferred revenue	(123)	6,658	6,535
      See Note 19 of Notes to Consolidated Financial Statements for the impact of these restatements to the quarterly results of 2004 and 2005.
      Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are made at discrete points in time based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined with exact precision. Areas involving significant estimates include, but are not limited to, accounts and notes receivable, inventory valuation, sales forecast related to multi-client data libraries, goodwill valuation, deferred taxes, and accrued warranty costs. Actual results could differ from those estimates.
      Cash and Cash Equivalents. The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. At December 31, 2005 and 2004 there were $1.5 million and $1.6 million, respectively, of short-term restricted cash used to secure standby and commercial letters of credit. Long term restricted cash, which is included in Intangible and other assets, net, was $0.9 million and $0.8 million, at December 31, 2005 and 2004, respectively.
      Accounts and Notes Receivable. Accounts and notes receivable are recorded at cost, less the related allowance for doubtful accounts and notes. The Company considers current information and events regarding the customers’ ability to repay their obligations, such as the length of time the receivable balance is outstanding, the customers’ credit worthiness and historical experience. The Company considers an account or note to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms. When an account or note is considered impaired, the amount of the impairment is measured based on the present value of expected future cash flows or the fair value of collateral. Impairment

INPUT/OUTPUT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
losses (recoveries) are included in the allowance for doubtful accounts and notes through an increase (decrease) in bad debt expense.
      Notes receivable are generally collateralized by the products sold and bear interest at contractual rates ranging from 0.0% to 5.5% per year. For non-interest bearing notes with a maturity greater than one year or those notes which the stated rate of interest is considered a below market rate of interest, the Company imputes interest using prevailing market rates at the note’s origination. Cash receipts on impaired notes are applied to reduce the principal amount of such notes until the principal has been recovered and are recognized as interest income thereafter. The Company records interest income on investments in notes receivable on the accrual basis of accounting. The Company does not accrue interest on impaired loans where collection of interest according to the contractual terms is considered doubtful. Among the factors the Company considers in making an evaluation of the collectibility of interest are: (i) the status of the loan, (ii) the fair value of the underlying collateral, (iii) the financial condition of the borrower and (iv) anticipated future events.
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
      Property, Plant and Equipment. Property, plant and equipment are stated at cost. Depreciation expense is provided straight-line over the following estimated useful lives:

Years

Machinery and equipment	3-8
Buildings	10-20
Leased equipment and other	1-10
      Expenditures for renewals and betterments are capitalized; repairs and maintenance are charged to expense as incurred. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and any gain or loss is reflected in operating expenses.
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
      Multi-Client Data Library. The multi-client data library consists of seismic surveys that are offered for licensing to customers on a non-exclusive basis. The capitalized costs include costs paid to third parties for the acquisition of data and related activities associated with the data creation activity and direct internal processing costs, such as salaries, benefits, computer-related expenses and other costs incurred for seismic data project design and management. For the years ended December 31, 2005 and 2004, the Company capitalized, as part of its multi-client data library, $1.7 million and $2.0 million, respectively, of direct internal processing costs. At December 31, 2005 and 2004, multi-client data library creation and accumulated amortization consisted of the following:

	December 31,	December 31,
	2005	2004

		(Restated)
Gross costs of multi-client data creation	$35,573	$15,895
Less accumulated amortization	(16,577)	(5,870)

Total	$18,996	$10,025

INPUT/OUTPUT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s method of amortizing the costs of a multi-client data library available for commercial sale is the greater of (i) the percentage of actual revenue to the total estimated revenue multiplied by the total cost of the project (the sales forecast method) or (ii) the straight-line basis over a four-year period. The greater of the sales forecast method or the straight-line amortization policy is applied on a cumulative basis at the individual survey level. Under this policy, the Company first records amortization using the sales forecast method. The cumulative amortization recorded for each survey is then compared with the cumulative straight-line amortization. If the cumulative straight-line amortization is higher for any specific survey, additional amortization expense is recorded, resulting in accumulated amortization being equal to the cumulative straight-line amortization for such survey.
      Prior to January 1, 2005, the estimated useful life of a multi-client data library once it became available for commercial sale was two years for 2-D projects and three years for 3-D projects. In the first quarter of 2005, the Company determined that the estimated useful economic life of its multi-client data library is four years from the date a multi-client data library becomes available for commercial sale. The change in estimate was determined based upon further historical experience of GXT in marketing and selling its multi-client data libraries, in addition to a review of industry standards regarding such useful economic lives. The change did not have a material impact to the Company’s results of operations during the year ended December 31, 2005, as the sales forecast method is the Company’s primary method of amortization.
      The Company estimates the ultimate revenue expected to be derived from a particular seismic data survey over its estimated useful economic life to determine the costs to amortize, if greater than straight-line amortization. That estimate is made by the Company at the project’s initiation and is reviewed and updated quarterly. If, during any such review and update, the Company determines that the ultimate revenue for a survey is expected to be less than the original estimate of total revenue for such survey, the Company increases the amortization rate attributable to the future revenue from such survey. In addition, in connection with such reviews and updates, the Company evaluates the recoverability of the multi-client data library, and, if required under Statement of Financial Accounting Standards (SFAS) 144 “Accounting for the Impairment and Disposal of Long-Lived Assets,” records an impairment charge with respect to such data.
      Computer Software. In February 2004, the Company acquired Concept Systems. A portion of the purchase price was allocated to software available for sale and included within Intangible and other assets, net. The capitalized costs of computer software is charged to costs of sales in the period sold, using the percentage of actual sales to the total estimated sales multiplied by the total costs of the software. Software is also subject to a minimum amortization amount equal to the software costs divided by its remaining estimated economic life of seven years. At December 31, 2005, the total cost of software was $12.7 million, less accumulated amortization of $3.3 million. Amortization expense was $1.9 million and $1.6 million for the years ended December 31, 2005 and 2004, respectively.
      Investments. The Company’s investments are accounted for under the cost method. The Company has determined that it is not practicable to estimate the fair value of these investments, as quoted market prices are not available. Therefore, the cost method investments are recorded at cost and reviewed periodically if there are events or changes in circumstances that may have a significant adverse effect on the fair value of the investments. The aggregate carrying amount of cost method investments was $4.0 million and $3.5 million at December 31, 2005 and 2004, respectively.
      Financial Instruments. Fair value estimates are made at discrete times based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. The Company believes that the carrying amount of its cash and cash equivalents, accounts and notes receivable and accounts payable approximate the fair values at those dates. The fair market value of the Company’s notes payable and long-term debt was $105.0 million and $160.1 million at December 31, 2005 and 2004, respectively.

INPUT/OUTPUT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Goodwill and Other Intangible Assets. The Company performs an annual impairment test at fiscal year end for goodwill. Goodwill is allocated to reporting units, which are either the operating segment or one reporting level below the operating segment. For purposes of performing the impairment test for goodwill as required by SFAS 142, the Company established the following reporting units: Land Imaging Systems, Sensor Geophone, Marine Imaging Systems, Data Management Solutions and Seismic Imaging Solutions.
      SFAS 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. To determine the fair value of their reporting units, the Company uses a discounted future returns valuation method. The annual impairment assessment performed at December 31, 2005, 2004 and 2003 resulted in no impairment of the Company’s goodwill.
      Intangible assets other than goodwill relate to proprietary technology, patents, trade names, non-compete agreements, customer relationships and intellectual property rights and are included in Intangible and other assets, net. The Company reviews the carrying values of these intangible assets for impairment if events or changes in the facts and circumstances indicate that their carrying value may not be recoverable. The carrying value of an intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from use of the intangible asset. Any impairment determined is recorded in the current period and is measured by comparing the fair value of the related asset to its carrying value.
      Intangible assets amortized on a straight-line basis are:

Estimated Useful Life
(Years)

Proprietary technology	4-7
Patents	5-20
Trade names	5
Non-compete agreements	2
      Intangible assets amortized on an accelerated basis are:

Estimated Economic Life
(Years)

Customer relationships	15
Intellectual property rights	5
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
      Revenues from all services are recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable and collectibility is reasonably assured. Revenues from contract services performed on a day-rate basis are recognized as the service is performed. Revenues from other contract services, including pre-funded multi-client surveys, are recognized as the seismic data is acquired and/or processed on a proportionate basis as work is performed. Under this method, the Company recognizes revenues based upon quantifiable measures of progress, such as kilometers acquired or days processed. Revenues on licenses of completed multi-client data surveys are recognized when a signed final master geophysical data license agreement and accompanying license supplement is returned by the customer, the purchase price for the

INPUT/OUTPUT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
license is fixed or determinable, delivery or performance has occurred, and no significant uncertainty exists as to the customer’s obligation, willingness or ability to pay. In limited situations, the Company has provided the customer with a right to exchange seismic data for another specific seismic data set. In these limited situations, the Company recognizes revenue at the earlier of the customer exercising their exchange right or expiration of the exchange right.
      When separate elements such as a data acquisition system, other seismic equipment and/or imaging services are contained in a single sales arrangement, or in related arrangements with the same customer, the Company allocates revenue to each element based on its relative fair value, provided such element meets the criteria for treatment as a separate unit of accounting. The Company limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services. The Company generally does not grant return or refund privileges to its customers.
      The Company generally warrants that its manufactured equipment will be free from defects in workmanship, material and parts. Warranty periods generally range from 90 days to three years from the date of original purchase, depending on the product. The Company provides for estimated warranty as a charge to costs of sales at the time of sale.
      Research and Development. Research and development costs primarily relate to activities that are designed to improve the quality of the subsurface image and overall acquisition economics of the Company’s customers. The costs associated with these activities are expensed as incurred. These costs include prototype material and field testing expenses, along with the related salaries, facility costs, allocated corporate costs, consulting fees, tools and equipment usage and other miscellaneous expenses associated with these activities.
      Income Taxes. Income taxes are accounted for under the liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company reserves for substantially all net deferred tax assets and will continue to reserve for substantially all net deferred tax assets until there is sufficient evidence to warrant reversal (see Note 15 of Notes to Consolidated Financial Statements). The Company’s net non-current deferred tax liability relates primarily to the difference in the carrying amount and the tax bases of the acquired intangible assets of Concept Systems. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
      Comprehensive Net Income (Loss). Comprehensive net income (loss), consisting of net income (loss) and foreign currency translation adjustments, is presented in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss). The balance in Accumulated Other Comprehensive Income (Loss) consists of foreign currency translation adjustments.
      Net Income (Loss) per Common Share. Basic net income (loss) per common share is computed by dividing net income (loss) applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted net income per common share is determined based on the assumption that dilutive unvested restricted stock has vested and outstanding dilutive stock options have been exercised and the aggregate proceeds were used to reacquire common stock using the average price of such common stock for the period. The total number of shares issuable under anti-dilutive options at December 31, 2005, 2004 and 2003 were 3,242,050, 7,313,600 and 5,588,832, respectively. The Company has outstanding $60.0 million of convertible senior notes, for which 13,888,890 common shares may be acquired upon their full conversion. The convertible notes are anti-dilutive for all periods presented and have been excluded from the diluted net income per common share for those periods. In February 2005, the Company issued the Series D-1 Preferred Stock, which may be converted, at the holder’s election, into 3,812,428 total common shares. The

INPUT/OUTPUT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Series D-1 Preferred Stock is anti-dilutive for the period outstanding and has been excluded from the diluted net income per common share for the year ended December 31, 2005.
      The following table summarizes the calculation of the weighted average number of common shares and weighted average number of diluted common shares outstanding for purposes of the computation of basic net income (loss) per common share and diluted net income (loss) per common share (in thousands, except share and per share amounts):

	Years Ended December 31,

	2005	2004	2003

		(Restated)
Net income (loss) applicable to common shares	$17,144	$(8,614)	$(23,152)

Weighted average number of common shares outstanding	78,600,416	65,758,983	51,080,192
Effect of dilutive unvested restricted stock	155,222	—	—
Effect of dilutive stock options	1,086,334	—	—

Weighted average number of diluted common shares outstanding	79,841,972	65,758,983	51,080,192

Basic net income (loss) per common share	$0.22	$(0.13)	$(0.45)

Diluted net income (loss) per common share	$0.21	$(0.13)	$(0.45)

      Foreign Currency Gains and Losses. Assets and liabilities of the Company’s subsidiaries operating outside the United States which account in a functional currency other than U.S. dollars have been translated to U.S. dollars using the exchange rate in effect at the balance sheet date. Results of foreign operations have been translated using the average exchange rate during the periods of operation. Resulting translation adjustments have been recorded as a component of Accumulated Other Comprehensive Income (Loss) in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss). Foreign currency transaction gains and losses are included in the Consolidated Statements of Operations as they occur. Total foreign currency transaction gains (losses) were $(0.2) million, $(0.1) million, and $0.6 million, for the years ended December 31, 2005, 2004 and 2003, respectively.
      Concentration and Foreign Sales Risks. The Company relies on a relatively small number of significant customers. Consequently, the Company is exposed to the risks related to customer concentrations. In 2005, 2004 and 2003, BGP, an international seismic contractor and subsidiary of the China National Petroleum Corporation (BGP), accounted for approximately 9%, 15% and 28%, respectively, of the Company’s consolidated net sales.
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
      Stock-Based Compensation. SFAS 123, “Accounting for Stock-Based Compensation” allows a company to adopt a fair value based method of accounting for its stock-based compensation plans, or to continue

INPUT/OUTPUT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
to follow the intrinsic value method of accounting prescribed by Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees.” The Company has elected to continue to follow APB Opinion 25. If the Company had adopted SFAS 123, net income (loss), basic and diluted income (loss) per common share for the periods presented would have been increased as follows (in thousands, except per share amounts):

	Years Ended December 31,

	2005	2004	2003

		(Restated)
Net income (loss) applicable to common shares	$17,144	$(8,614)	$(23,152)
Add: Stock-based employee compensation expense included in reported net income (loss) applicable to common shares	2,500	1,720	(222)
Deduct: Stock-based employee compensation expense determined under fair value methods for all awards	(5,685)	(5,040)	(2,463)

Pro forma net income (loss)	$13,959	$(11,934)	$(25,837)

Basic income (loss) per common share — as reported	$0.22	$(0.13)	$(0.45)

Pro forma basic income (loss) per common share	$0.18	$(0.18)	$(0.50)

Diluted income (loss) per common share — as reported	$0.21	$(0.13)	$(0.45)

Proforma diluted income (loss) per common share	$0.17	$(0.18)	$(0.50)

      The weighted average fair value of options granted during the years ended December 31, 2005, 2004 and 2003 for which the exercise price was equal to the market price of the Company’s common stock on the date of grant, was $4.00, $4.55, and $2.05, respectively. The fair value of options granted during the year ended December 31, 2003, for which the exercise price exceeded the market price of the Company’s common stock on the date of grant, was $1.46. The fair value of each option was determined using the Black-Scholes option valuation model. The key variables used in valuing the options were as follows: average risk-free interest rate based on 5-year Treasury bonds, an estimated option term of five years, $0 dividends and expected stock price volatility of 60% for the years ended December 31, 2005, 2004 and 2003.
      As further discussed at Note 7 of Notes to Consolidated Financial Statements, in December 2004, the Company sold all of the capital stock of its wholly owned subsidiary, Applied MEMS, Inc. (Applied MEMS). As part of the transaction, the Company modified the outstanding stock options held by its Applied MEMS employees. The modification amended the terms of those options to provide that the sale of Applied MEMS would not be a termination event. Therefore, these outstanding options maintained their original vesting terms. Under the provision of FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation”, the Company recorded an expense of $0.8 million during the year ended December 31, 2004, which represents the fair value of the vested stock options at the modification date. This expense was netted within the gain on sale of Applied MEMS. The fair value of unvested stock options is being recognized as stock compensation expense over the vesting period.
      Recent Accounting Pronouncements. In December 2004, the FASB issued SFAS 123 (revised 2004) “Share-Based Payment,” which replaces SFAS 123 and supersedes APB Opinion 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statements recognition. The Company will adopt SFAS 123R effective as of January 1, 2006. Upon adoption, the Company will apply the prospective method which requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption.

INPUT/OUTPUT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company expects the expense associated with unvested stock options at December 31, 2005 will reduce its 2006 net earnings by approximately $2.5 million, taking into consideration estimated forfeitures and cancellations. In addition, effective January 1, 2006, as permitted under SFAS 123R, the Company will change its method of recognizing compensation expense related to restricted stock awards from the accelerated method to the straight-line method. This change in method will result in an approximate $0.8 million reduction of compensation expense in 2006 related to all unvested restricted stock awards outstanding at December 31, 2005.
      Reclassification. Certain amounts previously reported in the consolidated financial statements have been reclassified to conform to the current year presentation.

(2)	Acquisitions
      In June 2004, the Company purchased all the capital stock of GX Technology Corporation (GXT), headquartered in Houston, Texas. GXT is a leading provider of seismic imaging technology, data processing and subsurface imaging services to oil and gas companies. The purchase price was approximately $152.5 million, consisting of $137.9 million in cash, including acquisition costs, and the assumption of GXT indebtedness and GXT stock options, which, effective upon the acquisition date, became fully vested stock options to purchase up to 2,916,590 shares of I/ O common stock, at a weighted average exercise price of $1.98 per share. These assumed options had an approximate fair value of $14.6 million. The Company also issued to certain GXT key employees inducement options to purchase up to 434,000 shares of its common stock for an exercise price of $7.09 per share (the then-current closing sales price per share on the New York Stock Exchange (NYSE).) The inducement options vest over a four-year period. The Company acquired GXT as part of its strategy to expand the range of offerings it can provide to its customers. As a result of the acquisition, the combined company is better positioned to offer a range of seismic imaging solutions that integrate both seismic acquisition equipment and seismic imaging and data processing services.
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

INPUT/OUTPUT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The acquisitions were accounted for by the purchase method, with the purchase price allocated to the fair value of assets purchased and liabilities assumed. The allocations of the purchase prices, including related direct costs, for the acquisitions are as follows (in thousands):

		Concept
	GXT	Systems

Fair values of assets and liabilities:
Net current assets (liabilities)	$(6,407)	$3,102
Property, plant and equipment	11,304	548
Multi-client data library	11,727	—
Intangible assets	52,877	21,361
Goodwill	89,090	30,679
Deferred income taxes	—	(5,932)
Capital lease obligations	(6,099)	—

Total allocated purchase price	152,492	49,758
Less non-cash consideration — issuance of common stock	—	(10,763)
Less non-cash consideration — fair value of fully vested stock options issued	(14,637)	—
Less cash of acquired business	(2,193)	—

Cash paid for acquisition, net of cash acquired	$135,662	$38,995

      The intangible assets of GXT relate to customer relationships, proprietary technology, non-compete agreements and its trade name, which are being amortized over their estimated useful and economic lives ranging from two to 15 years. The intangible assets of Concept Systems relate to computer software, customer relationships and its trade name, which are being amortized over their estimated useful and economic lives ranging from five to 15 years. See further discussion of goodwill and intangible assets at Notes 8 and 9 of Notes to Consolidated Financial Statements.
      The following summarized unaudited pro forma consolidated income statement information for the years ended December 31, 2004 and 2003, assumes that the GXT and Concept Systems acquisitions had occurred as of the beginning of the period presented. The Company has prepared these unaudited pro forma financial results for comparative purposes only. These unaudited pro forma financial results may not be indicative of the results that would have occurred if the Company had completed the acquisitions as of the beginning of the period presented or the results that will be attained in the future.
      The Company has adjusted these pro forma income statements as a result of the final purchase price studies that were completed in the fourth quarter of 2004. As discussed in Note 1 of Notes to Consolidated Financial Statements, the Company restated the financial statements for the year ended December 31, 2004 related to the correction of errors on timing of revenue recognition of GXT’s multi-client data library. The pro forma information for the year ended December 31, 2004 has also been restated to give effect to a correction

INPUT/OUTPUT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of the royalty expense related to the pre-acquisition period. Amounts presented below are in thousands, except for the per share amounts:

	As Previously		As Restated
	Reported Pro Forma		Pro Forma
	Year Ended	Purchase Price and	Year Ended
	December 31, 2004	Other Adjustments	December 31, 2004

Net sales	$281,362	$(6,658)	$274,704
Income from operations	$876	$(6,084)	$(5,208)
Net loss applicable to common shares	$(5,013)	$(7,646)	$(12,659)
Basic and diluted net loss per common share	$(0.07)	$(0.09)	$(0.16)

Pro Forma
Year Ended
December 31, 2003

Net sales	$211,456
Loss from operations	$(18,685)
Net loss applicable to common shares	$(21,714)
Basic and diluted net loss per common share	$(0.30)

(3)	Accounts and Notes Receivable
      A summary of accounts receivable is as follows (in thousands):

	December 31,	December 31,
	2005	2004

Accounts receivable, principally trade	$123,880	$64,751
Less allowance for doubtful accounts	(3,000)	(3,153)

Accounts receivable, net	$120,880	$61,598

      Notes receivable are generally collateralized by the products sold, bear interest at contractual rates ranging from 0.0% to 5.5% per year and are due at various dates through 2008. For non-interest bearing notes with a maturity greater than one year or those notes for which the stated rate of interest is considered a below market rate of interest, the Company imputes interest using prevailing market rates at the notes origination. The weighted average effective interest rate at December 31, 2005 was 4.7%. A summary of notes receivable, accrued interest and allowance for doubtful notes is as follows (in thousands):

	December 31,	December 31,
	2005	2004

Notes receivable and accrued interest	$19,410	$20,820
Less allowance for doubtful notes	(4,530)	(5,893)

Notes receivable, net	14,880	14,927
Less current portion notes receivable, net	8,372	10,784

Long-term notes receivable	$6,508	$4,143

      In 2004, the Company sold its first VectorSeis Ocean system for seabed data acquisition. A portion of the purchase price was financed by the Company through a series of notes receivable totaling $6.9 million at December 31, 2004. During the second quarter of 2005, the Company advanced to the customer $4.6 million on a non-interest bearing basis. The Company imputed interest on a short-term basis as its expectation was that the advance would be repaid over a short-term period. In July 2005, the Company and the customer

INPUT/OUTPUT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
entered into an agreement that provides for terms of repayment of the outstanding balances over a three year period. The notes are secured by a lien in the purchased equipment. During the third quarter of 2005, the customer made scheduled payments of $4.8 million, resulting in a total outstanding indebtedness under this arrangement of $10.2 million at December 31, 2005. Under this agreement, the Company also purchased from the customer for $1.85 million all intellectual property rights the customer had regarding the VectorSeis Ocean system as a result of the customer’s work on enhancing the system.
      In September 2004, the Company established a reserve of $5.2 million related to the total outstanding indebtedness of approximately $12 million due from Laboratory of Regional Geodynamics, Limited (LARGE), a subsidiary of Yukos. In December 2004, LARGE filed for bankruptcy liquidation proceedings in the United Kingdom. Since that time, LARGE has reconveyed certain of the purchased equipment to the Company in exchange for a reduction in the total amounts outstanding owed by LARGE. As a result, the Company has reclassified approximately $5.7 million of LARGE notes receivable indebtedness, net of allowance for doubtful notes, to rental equipment. At December 31, 2005, the outstanding note receivable due from LARGE, net of allowance for doubtful notes, was $1.2 million which represents the estimated fair market value of equipment, less estimated refurbishment costs, that the Company had recovered from LARGE, but for which title remained in dispute pending the outcome of the LARGE liquidation proceedings.
      The activity in the allowance for doubtful notes receivable is as follows (in thousands):

	Years Ended December 31,

	2005	2004	2003

Balance at beginning of period	$5,893	$2,613	$10,228
Additions charged to bad debt expense	—	4,730	—
Recoveries reducing bad debt expense	(50)	(1,450)	(1,291)
Write-offs charged against the allowance	(1,313)	—	(6,324)

Balance at end of period	$4,530	$5,893	$2,613

(4)	Inventories
      A summary of inventories is as follows (in thousands):

	December 31,	December 31,
	2005	2004

Raw materials and subassemblies	$45,100	$33,791
Work-in-process	9,147	5,737
Finished goods	36,131	57,953
Reserve for excess and obsolete inventories	(8,950)	(10,822)

Total	$81,428	$86,659

      The Company provides for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and its estimated market value based upon assumptions about future demand for the Company’s products and market conditions. For the years ended December 31, 2005, 2004 and 2003, the Company recorded inventory obsolescence and excess inventory charges of approximately $1.0 million, $0.7 million, and $1.0 million, respectively. The reduction in reserves was primarily due to reserved inventory which was sold or scrapped during the year.
      The Company has increased its use of contract manufacturers as an alternative to in-house manufacturing. Under some of the Company’s outsourcing arrangements, its manufacturing outsourcers first utilize the Company’s on-hand inventory, then directly purchase inventory at agreed-upon quantities and lead times in order to meet the Company’s scheduled deliveries. If demand proves to be less than the Company originally

INPUT/OUTPUT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
forecasted (therefore allowing the Company to cancel its committed purchase orders with its manufacturing outsourcer), its outsourcer has the right to require the Company to purchase inventory which it had purchased on the Company’s behalf.

(5)	Supplemental Cash Flow Information and Non-Cash Activity
      Supplemental disclosure of cash flow information is as follows (in thousands):

	Years Ended December 31,

	2005	2004	2003

Cash paid (received) during the period for:
Interest	$5,510	$5,394	$3,304
Income taxes	1,814	1,825	(384)
      In June 2005, the owner of the Company’s corporate headquarters and manufacturing facility located in Stafford, Texas, sold the facilities to two unrelated parties. See further discussion of certain effects of this transaction on the Company at Note 11 of Notes to Consolidated Financial Statements.
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
      During the year ended December 31, 2005, the Company transferred $3.6 million (net book value) of rental equipment to inventory. During the years ended December 31, 2004 and 2003, the Company transferred $8.3 million and $2.4 million of inventory at cost, to property, plant, and equipment.

(6)	Property, Plant and Equipment
      A summary of property, plant and equipment is as follows (in thousands):

	December 31,	December 31,
	2005	2004

Land	$51	$51
Buildings	10,481	23,869
Machinery and equipment	60,595	55,208
Leased equipment	10,218	17,331
Other	2,909	5,152

	84,254	101,611
Less accumulated depreciation	(55,257)	(55,560)

Property, plant and equipment, net	$28,997	$46,051

      Total depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $15.2 million, $12.9 million and $10.3 million, respectively. At December 31, 2005, land and buildings of $6.7 million, less accumulated depreciation of $3.4 million, which are recorded pursuant to a ten-year non-cancelable lease agreement (see Note 11 of Notes to Consolidated Financial Statements) and are being depreciated over the ten-year lease term.

(7)	Cost Method Investments
      In December 2004, the Company sold all of the capital stock of Applied MEMS, a wholly-owned subsidiary, to Colibrys Ltd. (Colibrys), a privately-held firm based in Switzerland. Colibrys manufactures

INPUT/OUTPUT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
micro-electro-mechanical-systems (MEMS) accelerometers used in the Company’s VectorSeis digital, full-wave seismic sensors, as well as products for applications that include test and measurement, earthquake and structural monitoring and defense. In exchange for the stock of Applied MEMS, the Company received shares of Colibrys equal to approximately 10% of the outstanding equity of Colibrys (valued at $3.5 million), and the right to designate one member of the board of directors of Colibrys. The investment is accounted for under the cost method and as a result of the exchange, the Company recorded a gain on sale of assets of approximately $0.4 million in the fourth quarter of 2004.
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

(8)	Goodwill
      The following is a summary of the changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004:

	Land	Marine	Data	Seismic
	Imaging	Imaging	Management	Imaging
	Systems	Systems	Solutions	Solutions	Total

Balance as of January 1, 2004	$3,478	$26,984	$—	$4,563	$35,025
Goodwill acquired during the year (Restated)	—	—	30,775	87,158	117,933

Balance as of December 31, 2004 (Restated)	3,478	26,984	30,775	91,721	152,958
Purchase price adjustments	—	—	(96)	1,932	1,836

Balance as of December 31, 2005	$3,478	$26,984	$30,679	$93,653	$154,794

INPUT/OUTPUT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	Intangible Assets
      A summary of intangible assets, net, is as follows (in thousands):

	As of December 31, 2005			As of December 31, 2004

	Gross	Accumulated		Gross	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Proprietary technology	$14,242	$(3,860)	$10,382	$20,417	$(7,879)	$12,538
Patents	3,789	(2,146)	1,643	3,789	(1,917)	1,872
Intellectual property rights	1,850	(60)	1,790	—	—	—
Customer relationships	41,208	(4,202)	37,006	41,902	(1,497)	40,405
Non-compete agreements	700	(540)	160	700	(190)	510
Trade names	4,096	(1,285)	2,811	4,149	(473)	3,676

Total	$65,885	$(12,093)	$53,792	$70,957	$(11,956)	$59,001

      Total amortization expenses for intangible assets for the years ended December 31, 2005, 2004 and 2003 was $6.4 million, $3.9 million and $1.1 million, respectively. A summary of the estimated amortization expense for the next five years is as follows (in thousands):

Years Ended December 31,

2006	$6,716
2007	$7,552
2008	$7,549
2009	$6,353
2010	$5,761

(10)	Accrued Expenses
      A summary of accrued expenses is as follows (in thousands):

	December 31,	December 31,
	2005	2004

		(Restated)
Compensation, including compensation-related taxes and commissions	$11,686	$7,754
Accrued multi-client data library royalties	18,961	1,310
Product warranty	3,896	3,832
Accrued property tax	1,122	1,101
Other	13,163	12,119

Total accrued expenses	$48,828	$26,116

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

INPUT/OUTPUT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the amount required to be accrued for such matters (and therefore a decrease or increase in reported net income in the period of such change). A summary of warranty activity is as follows (in thousands):

	Years Ended December 31,

	2005	2004	2003

Balance at beginning of period	$3,832	$3,433	$2,914
Accruals for warranties issued during the period	5,317	4,606	2,885
Settlements made (in cash or in kind) during the period	(5,253)	(4,207)	(2,366)

Balance at end of period	$3,896	$3,832	$3,433

(11)	Notes Payable, Long-term Debt and Lease Obligations
      A summary of the Company’s notes payable, long term debt and lease obligations as of December 31, 2005 and 2004, are as follows (in thousands):

	December 31,	December 31,
Obligations	2005	2004

$25.0 million revolving line of credit	$3,000	$—
Facility lease obligation	5,521	17,851
$60.0 million convertible senior notes	60,000	60,000
Equipment capital leases	6,354	6,476
Other notes payable	1,071	1,624

Total	$75,946	$85,951

      In May 2005, the Company obtained a $25.0 million revolving line of credit with a maturity date of May 24, 2008. The outstanding balance of indebtedness under this credit facility was $3.0 million at December 31, 2005. The Company can elect to apply either the lender’s Base Rate (as defined in the agreement) or the three month LIBOR rate plus 2.25% to 2.75% (depending on the Company’s Fixed Charge Coverage Ratio, as defined in the agreement) as interest on outstanding borrowings under the revolving line of credit. Prior to October 1, 2005, the lender’s Base Rate applied. The annual interest rate in effect at December 31, 2005 was 7.25%. The Company is obligated to pay a commitment fee of 0.25% per annum on the unused portion of the revolving credit facility. In addition, the Company can issue letters of credit totaling up to $5 million under this facility, which, if issued, reduces the Company’s borrowing availability under this revolving line of credit.
      A portion of the Company’s assets is pledged as collateral for outstanding borrowings under this revolving line of credit. Total borrowings are subject to a borrowing base limitation based on a percentage of eligible accounts receivable and inventories. As of December 31, 2005, the borrowing base calculation permitted total borrowings of $25.0 million, of which $22.0 million remained available. The credit agreement prohibits the Company from paying common stock dividends and limits certain capital expenditures, incurring additional debt, selling significant assets, acquiring other businesses, and merging with other entities without the consent of the lenders. The credit agreement requires compliance with certain financial and non-financial covenants, including quarterly requirements related to a Fixed Charge Coverage Ratio (not less than 1.25 to 1), as defined in the agreement. At December 31, 2005, the Company was in compliance with all of the covenants under the credit agreement.
      The credit agreement includes a contingent lockbox arrangement, which is triggered upon an event of default or if the Company’s availability under the revolving line of credit falls below $5.0 million. If triggered, all available funds would be used to pay down the outstanding principal balance under the revolving line of credit. The Company currently classifies the outstanding balance under the revolving line of credit as long-

INPUT/OUTPUT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
term; however, if the contingent lockbox is triggered, the Company would be required to reflect its outstanding borrowings under this revolving line of credit as short-term.
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
      In June 2005, the owner sold the facilities to two parties, which were unrelated to each other as well as unrelated to the seller. In conjunction with the sale of the facilities, the Company entered into two separate lease arrangements for each of the facilities with the new owners. One lease (the Operating Lease), which was classified as an operating lease, has a twelve-year lease term; the other lease (the Lease Obligation), continues to be accounted for as a financing transaction due to the Company’s continuing involvement in the property as a lessee, and has a ten-year lease term which the Company does not expect to renew. Both leases have renewal options allowing the Company to extend the leases for up to an additional twenty-year term.
      Because the Company subleases more than a minor portion of the property under the Lease Obligation, the Company recorded the commitment as a $5.5 million lease obligation at an implicit interest rate of 11.7% per annum. The Operating Lease qualified as a sale-leaseback for financial reporting purposes; as a result, in June 2005, $11.8 million under the related lease obligations and $8.1 million of long-term assets (primarily fixed assets) were treated as a sale, with the Company recording a deferred gain of $3.7 million. The deferred gain will be recognized on the straight-line basis over the twelve-year lease term. Under the previous lease arrangements, the Company had provided a letter of credit to the previous owner, which the Company secured by depositing $1.5 million with the issuing bank. There are no similar requirements under the new lease agreements; therefore, in June 2005, the letter of credit was terminated and the Company reclassified the $1.5 million deposit to cash and cash equivalents.
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
      The Company has entered into a series of equipment loans that are due in installments for the purpose of financing the purchase of computer equipment, in the form of capital leases expiring in various years through 2008. Interest charged under these loans range from 3.5% to 9.4% and the leases are collateralized by liens on the computer equipment. The assets and liabilities under these capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are amortized over the lesser of their related lease terms or their estimated productive lives and such charges are reflected within depreciation expense.

INPUT/OUTPUT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of future principal obligations under the notes payable, long-term debt, the Lease Obligation, and equipment capital lease obligations are as follows (in thousands):

	Notes Payable and	Capital Lease
Years Ended December 31,	Long-Term Debt	Obligations

2006	$1,256	$3,502
2007	316	2,264
2008	63,387	1,129
2009	455	—
2010	521	—
2011 and thereafter	3,657	—

Total	$69,592	6,895

Imputed interest		(541)

Net present value of equipment capital lease obligations		6,354
Current portion of equipment capital lease obligations		3,149

Long-term portion of equipment capital lease obligations		$3,205

(12)	Cumulative Convertible Preferred Stock
      In February 2005, the Company issued 30,000 shares of a newly designated Series D-1 Cumulative Convertible Preferred Stock (Series D-1 Preferred Stock) in a privately-negotiated transaction, at a purchase price of $1,000 per share, for an aggregate of $29.8 million in net proceeds. Dividends, which are contractually obligated to be paid quarterly, may be paid, at the option of the Company, either in cash or by the issuance of the Company’s common stock. Dividends are paid at a rate equal to the greater of (i) five percent per annum or (ii) the three month LIBOR rate on the last day of the immediately preceding calendar quarter plus two and one-half percent per annum. The dividend rate for the Series D-1 Preferred Stock was 6.57% at December 31, 2005.
      The Series D-1 Preferred Stock may be converted, at the holder’s election, into 3,812,428 shares of the Company’s common stock, subject to adjustment, at an initial conversion price of $7.869 per share, also subject to adjustment in certain events. Also, commencing on February 17, 2007, or sooner if the 20 — day average market price of the Company’s common stock is less than $4.45 (the Minimum Price) on any date after August 12, 2005, if the Company fails to pay dividends, or a change of control is announced, the holder has the right to redeem all or part of the Series D-1 Preferred Stock. The Company may satisfy its redemption obligations either in cash or by the issuance of the Company’s common stock, calculated based upon the prevailing market price, but not less than $4.45 per share, of the Company’s common stock at the time of redemption. However, if the 20-day average price of the Company’s common stock is less than the Minimum Price during that time, the Company may satisfy its redemption obligation by resetting the conversion price to the Minimum Price, and thereafter, all dividends must be paid in cash. In the event the Company cannot deliver registered shares upon a redemption and to the extent the Company cannot deliver cash, the dividend rate will increase to 15%. Also, if the Company falls out of registration, the Company will pay an additional dividend equal to 1/15% multiplied by the number of days (equates to 2% per month) an effective registration is not available.
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
      The proceeds received from the sale of the Series D-1 Preferred Stock, net of transaction costs, have been classified outside of stockholders’ equity on the balance sheet below total liabilities. The transaction costs have been deferred and are being accreted through the statement of operations through February 2007. Prior to conversion, common shares issuable will be assessed for inclusion in the weighted average shares outstanding for the Company’s diluted earnings per share using the if-converted method.

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
      Treasury Stock. In October 2001, the Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of common stock in the open market and privately negotiated transactions at such prices and at such times as management deems appropriate. As of December 31, 2005, the Company had repurchased 801,558 shares of common stock at an average price of $7.45 per share under this repurchase program. At December 31, 2005, the Company owned 801,558 shares of treasury stock.
      Stock Option Plans. The Company has adopted a stock option plan for eligible employees, which, together with previous plans, provides for the granting of options to purchase a maximum of 13,800,000 shares of common stock. The options under these plans generally vest in equal annual installments over a four-year period beginning on the anniversary of the date of grant, have a term of ten years and are granted at the current market price. As further discussed at Note 2 of Notes to Consolidated Financial Statements, the Company issued to certain GXT and Concept Systems key employees inducement options to purchase up to 434,000 and 365,000 shares, respectively, of its common stock and assumed GXT stock options which represent fully vested stock options to purchase up to 2,916,590 shares of I/O common stock.
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

INPUT/OUTPUT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      At December 31, 2005, 474,582 shares remained available for issuance pursuant to these plans. Transactions under the stock option plans are summarized as follows:

	Option Price			Available
	per Share	Outstanding	Vested	for Grant

January 1, 2003	$3.91-$30.00	4,998,043	3,047,134	810,108
Increase in shares authorized	—	—	—	1,500,000
Granted	3.30-6.00	2,425,500	—	(2,425,500)
Vested	—	—	1,154,970	—
Canceled/forfeited	3.35-29.69	(1,834,711)	(1,732,509)	468,750

December 31, 2003	3.30-30.00	5,588,832	2,469,595	353,358
Increase in shares authorized	—	—	—	1,000,000
Granted	4.51-10.81	1,025,000	—	(1,025,000)
Vested	—	—	1,087,998	—
Exercised	.01-9.38	(2,220,674)	(2,220,674)	—
Canceled/forfeited	.83-30.00	(795,148)	(615,898)	268,725
Restricted stock granted out of option plans	—	—	—	(289,500)
Issuance of inducement stock options	6.42-7.09	799,000	—	—
Assumption of GXT stock options	.01-4.99	2,916,590	2,916,590	—

December 31, 2004	1.73-30.00	7,313,600	3,637,611	307,583
Increase in shares authorized	—	—	—	1,600,000
Granted	5.94-8.32	1,155,500	—	(1,155,500)
Vested	—	—	1,320,345	—
Exercised	1.73-8.32	(599,648)	(599,648)	—
Cancelled/forfeited	3.30-21.75	(877,325)	(219,850)	325,499
Restricted stock granted out of option plans	—	—	—	(603,000)
Issuance of inducement stock options	6.49	55,000	—	—

December 31, 2005	$1.73-$30.00	7,047,127	4,138,458	474,582

INPUT/OUTPUT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Stock options outstanding at December 31, 2005 are summarized as follows:

		Weighted
		Average Exercise	Weighted		Weighted
		Price of	Average		Average Exercise
		Outstanding	Remaining		Price of Vested
Option Price per Share	Outstanding	Options	Contract Life	Vested	Options

$ 1.73 — $ 3.93	938,261	$2.62	5.1	753,661	$2.43
3.94 — 7.85	4,259,191	$6.33	7.1	2,064,830	$5.99
7.86 — 11.78	1,456,575	$9.82	6.0	926,867	$9.88
11.79 — 15.70	8,400	$12.54	4.9	8,400	$12.54
15.71 — 19.63	110,200	$17.04	1.0	110,200	$17.04
19.64 — 23.55	183,300	$21.70	2.1	183,300	$21.70
23.56 — 27.48	11,000	$24.63	2.3	11,000	$24.63
27.48 — 30.00	80,200	$29.36	1.0	80,200	$29.36

Totals	7,047,127	$7.41	6.3	4,138,458	$7.72

      The Company has elected to continue to follow the intrinsic value method of accounting as prescribed by APB Opinion 25. See Note 1 of Notes to Consolidated Financial Statements for a summary of the net income (loss) impact if the Company had adopted the fair value method of accounting for stock-based compensation of SFAS 123.
      Restricted Stock Plans. The Company has adopted restricted stock plans which provide for the award of up to 300,000 shares of common stock to key officers and employees. In addition, the Company issued 622,000 and 289,500 shares of restricted stock and restricted stock units under the Company’s 2004 Long-Term Incentive Plan during the years ended December 31, 2005 and 2004, respectively. Ownership of the common stock will vest over a period as determined by the Company in its sole discretion, which is generally in equal annual installments over a three-year period beginning on the anniversary of the date of grant. Shares awarded may not be sold, assigned, transferred, pledged or otherwise encumbered by the grantee during the vesting period. Except for these restrictions, the grantee of an award of shares has all the rights of a common stockholder, including the right to receive dividends and the right to vote such shares. Restricted stock units are awards that obligate the Company to issue a specific number of shares of common stock in the future if continued service vesting requirements are met. At December 31, 2005, there were 743,238 shares of unvested restricted stock outstanding and 33,998 restricted stock units issued, with a combined weighted-average grant-date fair value of $7.73 per share, which are scheduled to vest through December 2008.
      The market value of shares of common stock granted under the restricted stock plans were recorded as unamortized restricted stock compensation and reported as a separate component of stockholders’ equity. The restricted stock compensation is amortized on a straight-line basis over the vesting period for each separately vesting portion of an award (accelerated vesting). As further discussed at Note 1 of Notes to Consolidated Financial Statements, effective January 1, 2006, the Company will begin to recognize restricted stock compensation on a straight-line basis over the vesting period for the entire award and not on the accelerated method.
      For the years ended December 31, 2005, 2004 and 2003 the Company recognized amortization of restricted stock of $2.5 million, $0.8 million, and $(0.2) million, respectively. The restricted stock credit for the year ended December 31, 2003 related to the cancellation of unvested restricted stock associated with the Company’s former President and Chief Operating Officer and its former Vice President of Business Development.
      Employee Stock Purchase Plan. In April 1997, the Company adopted the Employee Stock Purchase Plan, which allows all eligible employees to authorize payroll deductions at a rate of 1% to 15% of base

INPUT/OUTPUT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
compensation for the purchase of the Company’s common stock. The purchase price of the common stock will be the lesser of 85% of the closing price on the first day of the applicable offering period (or most recently preceding trading day) or 85% of the closing price on the last day of the offering period (or most recently preceding trading day). Each offering period is six months and commences on January 1 and July 1 of each year. There were 130,200, 82,615, and 127,122 shares purchased by employees during the years ended December 31, 2005, 2004 and 2003, respectively.

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
      A summary of segment information for the years ended December 31, 2005, 2004 and 2003, is as follows (in thousands):

	Years Ended December 31,

	2005	2004	2003

	(Restated)
Net sales:
Land Imaging Systems	$155,172	$126,041	$107,679
Marine Imaging Systems	69,604	54,680	35,694
Data Management Solutions	15,966	14,797	—
Seismic Imaging Solutions	121,940	44,015	5,794
Corporate and other	—	1,108	866

Total	$362,682	$240,641	$150,033

Income (loss) from operations:
Land Imaging Systems	$18,413	$17,643	$1,976
Marine Imaging Systems	15,895	4,596	(759)
Data Management Solutions	3,430	3,200	—
Seismic Imaging Solutions	15,265	(8,003)	974
Corporate and other	(28,387)	(20,614)	(23,194)

Total	$24,616	$(3,178)	$(21,003)

Depreciation and amortization:
Land Imaging Systems	$2,120	$3,028	$3,355
Marine Imaging Systems	2,295	1,964	2,889
Data Management Solutions	2,647	1,946	—
Seismic Imaging Solutions	24,540	13,753	689
Corporate and other	2,602	3,524	4,511

Total	$34,204	$24,215	$11,444

INPUT/OUTPUT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,	December 31,
	2005	2004

		(Restated)
Total assets:
Land Imaging Systems	$140,148	$128,450
Marine Imaging Systems	92,920	65,892
Data Management Solutions	54,281	55,882
Seismic Imaging Solutions	219,151	199,035
Corporate and other	31,361	36,835

Total	$537,861	$486,094

Total assets by geographic area:
North America	$442,170	$405,694
Europe	74,230	74,265
Middle East	19,927	5,279
Other	1,534	856

Total	$537,861	$486,094

      Intersegment sales are insignificant for all periods presented. Corporate assets include all assets specifically related to corporate personnel and operations, a majority of cash and cash equivalents, and all facilities that are jointly utilized by segments. Depreciation and amortization expense is allocated to segments based upon use of the underlying assets.
      A summary of net sales by products and services is as follows (in thousands):

	Years Ended December 31,

	2005	2004	2003

	(Restated)
Equipment and system sales	$218,284	$176,135	$136,244
Multi-client data library sales	77,306	25,811	—
Imaging services	43,267	16,803	3,659
Other revenues	23,825	21,892	10,130

Total	$362,682	$240,641	$150,033

      A summary of net sales by geographic area follows (in thousands):

	Years Ended December 31,

	2005	2004	2003

	(Restated)
North America	$113,706	$61,840	$34,813
Middle East	38,284	16,868	10,231
Europe	91,699	45,054	19,976
Asia Pacific	47,339	53,352	44,693
Commonwealth of Independent States (CIS)	12,605	26,092	19,991
Latin America	12,860	13,681	15,438
Africa and other	46,189	23,754	4,891

Total	$362,682	$240,641	$150,033

INPUT/OUTPUT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Net sales are attributed to geographical locations on the basis of the ultimate destination of the equipment or service, if known, or the geographical area imaging services are provided. If the ultimate destination of such equipment is not known, net sales are attributed to the geographical location of initial shipment.
      In 2005, 2004 and 2003, BGP accounted for approximately 9%, 15% and 28%, respectively, of the Company’s consolidated net sales, which are primarily reflected in the Land Imaging Systems segment.

(15)	Income Taxes
      Components of income taxes follows (in thousands):

	Years Ended December 31,

	2005	2004	2003

	(Restated)
Current:
Federal	$399	$—	$(1,968)
State and local	(589)	(21)	402
Foreign	2,274	1,243	1,914
Deferred	(718)	(521)	—

Total income tax expense	$1,366	$701	$348

      A reconciliation of the expected income tax expense on income (loss) before income taxes using the statutory federal income tax rate of 35% for the years ended December 31, 2005, 2004 and 2003 to income tax expense is as follows (in thousands):

	Years Ended December 31,

	2005	2004	2003

	(Restated)
Expected income tax expense (benefit) at 35%	$7,051	$(2,770)	$(7,981)
Alternate minimum tax	325	—	—
Foreign taxes, net	1,097	(315)	(1,487)
Resolution of tax contingencies	(1,441)	—	—
State and local taxes	(603)	(221)	261
Deferred tax asset valuation allowance	(5,315)	3,686	4,289
Nondeductible expenses	179	321	165
Return to provision	74	—	5,106
Other	—	—	(5)

Total income tax expense	$1,366	$701	$348

INPUT/OUTPUT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The tax effects of the cumulative temporary differences resulting in the net deferred income tax asset (liability) are as follows (in thousands):

	December 31,	December 31,
	2005	2004

		(Restated)
Current deferred:
Deferred income tax assets:
Accrued expenses	$3,600	$2,706
Allowance accounts	6,180	5,323
Inventory	630	384

Total current deferred income tax asset	10,410	8,413
Valuation allowance	(8,930)	(7,254)

Net current deferred income tax asset	1,480	1,159

Deferred income tax liabilities:
Unbilled revenue	(4,663)	(2,272)

Net current deferred income tax liability	$(3,183)	$(1,113)

Noncurrent deferred:
Deferred income tax assets:
Net operating loss carryforward	$58,995	$74,103
Basis in research and development	19,068	21,571
Basis in property, plant and equipment	—	2,688
Other, net	3,696	2,289

Total deferred income tax asset	81,759	100,651
Valuation allowance	(69,930)	(86,585)

Net non-current deferred income tax asset	11,829	14,066

Deferred income tax liabilities:
Basis in identified intangibles	(12,621)	(18,482)
Basis in property, plant and equipment	(329)	—

Net non-current deferred income tax liability	$(1,121)	$(4,416)

      In 2002, the Company established a valuation allowance for substantially all of its deferred tax assets. Since that time, the Company has continued to record a valuation allowance. The valuation allowance was calculated in accordance with the provisions of SFAS 109, “Accounting for Income Taxes,” which requires that a valuation allowance be established or maintained when it is “more than likely than not” that all or a portion of deferred tax assets will not be realized. The Company will continue to reserve for substantially all net deferred tax assets until there is sufficient evidence to warrant reversal. At December 31, 2005, the Company had net operating loss carry-forwards of approximately $169 million, which expire from 2018 through 2023. Included in the total net operating loss carryforward are approximately $24.2 million related to acquired net operating losses. The future tax benefits of such losses, if utilized, will be reflected as reductions in goodwill of the acquired companies.
      United States income taxes have not been provided on the cumulative undistributed earnings of the Company’s foreign subsidiaries as it is the Company’s intention to reinvest such earnings indefinitely.

INPUT/OUTPUT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During 2004, the Company recorded $52.9 million and $21.4 million as identifiable intangible assets related to its purchase of GXT and Concept Systems, respectively. These intangible assets are not deductible for federal income taxes. The deferred tax liability related to the GXT intangibles, along with a related reduction in the valuation allowance, is included in the December 31, 2005 deferred tax balance. The net non-current deferred income tax liability of $4.3 million and $5.5 million at December 31, 2005 and 2004, respectively, relates to the acquired intangible assets of Concept Systems.
      Included within Other Long-Term Liabilities at December 31, 2004 was $2.2 million, which primarily consisted of reserves for various foreign and state tax matters. As of December 31, 2005, the balance had decreased to $0.0 million due to settlement of all known tax matters.

(16)	Impairment of Long-lived Assets
      During 2003, the Company’s Land Imaging Systems segment incurred a $2.5 million charge to cost of sales related to the write-down of rental equipment associated with the Company’s first generation radio-based VectorSeis land acquisition systems. This equipment had been utilized in North America as part of a strategic marketing alliance between the Company and Veritas DGC Inc. In May 2003, the strategic marketing alliance was terminated. This equipment was an older generation of the Company’s technology; therefore, the market demand and its net realizable value was significantly less than the Company’s current generation VectorSeis land acquisition systems. The method of determining fair value was based on the forecasted cash flows (discounted) for use of the equipment.
      Also during 2003, the Company’s Marine Imaging Systems segment initiated an evaluation of its then solid streamer project and concluded it would no longer internally pursue this product for commercial development. In conjunction with this evaluation, certain fixed assets and patented technology were determined to be impaired in accordance with SFAS 144. As a result, fixed assets of $0.5 million and intangible assets of $0.6 million were written off as a charge against earnings. In addition, inventory associated with this project of $0.2 million was written off and included within research and development expenses.

(17)	Operating Leases
      Lessee. The Company leases certain equipment, offices and warehouse space under non-cancelable operating leases. Rental expense was $7.0 million, $3.8 million and $1.4 million for the years ended December 31, 2005, 2004 and 2003, respectively.
      A summary of future rental commitments under non-cancelable operating leases is as follows (in thousands):

Years Ended December 31,

2006	$7,034
2007	5,136
2008	4,469
2009	4,383
2010	4,423

Total	$25,445

      Lessor. The Company leases seismic equipment to customers under month-to-month operating leases. At December 31, 2005, the total cost of equipment leased or held for lease was $10.2 million, less accumulated

INPUT/OUTPUT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
depreciation of $4.3 million. The Company also leases under-utilized facilities under various lease and sub-lease agreements. A summary of lease revenues is as follows (in thousands):

	Years Ended December 31,

	2005	2004	2003

Equipment rental	$4,500	$4,984	$4,348
Facility rental	1,375	1,749	981

Total rentals	$5,875	$6,733	$5,329

      A summary of future minimum non-cancelable sublease income is as follows (in thousands):

Years Ended December 31,

2006	$999
2007	699
2008	471
2009	468
2010	15

Total	$2,652

(18)	Benefit Plans
      401(k). The Company has a 401(k) retirement savings plan which covers substantially all employees. Employees may voluntarily contribute up to 60% of their compensation, as defined, to the plan. The Company, effective June 1, 2000, adopted a company matching contribution to the 401(k) plan. The Company matches the employee contribution at a rate of 50% of the first 6% of compensation contributed to the plan. GXT had a 401(k) retirement savings plan that had terms similar to the Company’s existing plan. Effective January 1, 2005, the GXT plan was merged together with the plan of the Company. Company contributions to the plans were $1.5 million, $1.3 million and $1.0 million, during the years ended December 31, 2005, 2004 and 2003, respectively.
      Supplemental executive retirement plan. The Company previously had a non-qualified, supplemental executive retirement plan (SERP). The SERP provided for certain compensation to become payable on the participants’ death, retirement or total disability as set forth in the plan. The only remaining obligations under this plan are the scheduled benefit payments to the spouse of a deceased former executive, which the present value of the expected obligation has been provided for in the Company’s balance sheet.

INPUT/OUTPUT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(19)	Selected Quarterly Financial Data — (Unaudited)
      The selected quarterly financial data below for the three months ended March 31, 2005, June 30, 2005, and September 30, 2005; and the three months ended September 30, 2004 and December 31, 2004; have been restated from amounts previously reported to reflect the correction of errors associated with the timing of revenue recognition of the Company’s multi-client data library sales and the deferred income tax impact associated with acquired intangible assets of Concept Systems. See further discussion of these restatements at Note 1 of Notes to Consolidated Financial Statements.

	Three Months Ended

	March 31		June 30		September 30

	As Previously		As Previously		As Previously
Year Ended December 31, 2005	Reported	As Restated	Reported	As Restated	Reported	As Restated	December 31

Net sales	$66,837	$62,042	$84,024	$90,167	$82,710	$79,508	$130,965
Gross profit	15,140	10,875	23,424	27,963	23,066	23,825	43,712
Income (loss) from operations	(3,401)	(7,467)	4,789	9,087	4,120	5,018	17,978
Interest expense	(1,744)	(1,744)	(1,615)	(1,615)	(1,367)	(1,367)	(1,408)
Interest and other income	112	112	217	217	214	214	1,120
Income tax (benefit) expense	(1,215)	(1,215)	521	363	1,036	650	1,568
Preferred stock dividends and accretion	194	194	422	422	488	488	531
Net income (loss) applicable to common shares	$(4,012)	$(8,078)	$2,448	$6,904	$1,443	$2,727	$15,588

Basic income (loss) per share	$(0.05)	$(0.10)	$0.03	$0.09	$0.02	$0.03	$0.20

Diluted income (loss) per share	$(0.05)	$(0.10)	$0.03	$0.08	$0.02	$0.03	$0.17

	Three Months Ended

			September 30		December 31

			As Previously		As Previously
Year Ended December 31, 2004	March 31	June 30	Reported	As Restated	Reported	As Restated

Net sales	$36,287	$62,326	$80,861	$76,761	$67,824	$65,267
Gross profit	11,968	21,143	18,406	14,285	20,077	18,296
Income (loss) from operations	1,044	5,600	(3,343)	(7,319)	(844)	(2,503)
Interest expense	(1,496)	(1,497)	(1,623)	(1,623)	(1,615)	(1,615)
Interest and other income	485	430	297	297	283	284
Income tax expense (benefit)	591	347	305	305	(542)	(542)
Net income (loss) applicable to common shares	$(558)	$4,186	$(4,974)	$(8,950)	$(1,634)	$(3,292)

Basic income (loss) per share	$(0.01)	$0.07	$(0.07)	$(0.12)	$(0.02)	$(0.04)

Diluted income (loss) per share	$(0.01)	$0.07	$(0.07)	$(0.12)	$(0.02)	$(0.04)

      Earnings per share (“EPS”) for each quarter is computed using the weighted-average number of shares outstanding during that quarter, while EPS for the fiscal year is computed using the weighted average number of shares outstanding during the year. Thus, the sum of the EPS for each of the four quarters may not equal the EPS for the fiscal year.

INPUT/OUTPUT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(20)	Legal Matters
      Legal Matters: A shareholder derivative lawsuit (Kovalsky v. Robert P. Peebler, et al., No. 2005-17565) was filed on March 16, 2005 in the 189th Judicial District Court of Harris County, Texas, against certain of the Company’s officers and all of the members of the Company’s board of directors as defendants, and against the Company as a nominal defendant. The complaint alleges breach of the officers’ and directors’ fiduciary duties by failing to correct publicly reported financial results and guidance, abuse of control, gross mismanagement, unjust enrichment and corporate waste. The plaintiff seeks judgment against the defendants for unspecified damages sustained by the Company, restitution, disgorgement of profits, benefits and compensation allegedly obtained by the defendants and attorneys’ and experts’ fees and costs. The defendants intend to vigorously defend this lawsuit, and the defendants who have been served have filed general denials. In July 2005, the defendants filed a plea to the jurisdiction over the case, contesting the plaintiff’s standing to sue because he did not make pre-suit demand on the board. The defendants have also objected to discovery requests served by the plaintiff on the same ground. Hearings on these motions took place in September 2005 and November 2005, respectively. As of the date of this filing, the judge has not yet ruled on either of the motions. Management believes that the ultimate resolution of this case will not have a material adverse impact on the Company’s financial condition, results of operations or liquidity.
      In October 2002, the Company filed a lawsuit against Paulsson Geophysical Services, Inc. (“PGSI”) and its owner in the 286th District Court for Fort Bend County, Texas, seeking recovery of approximately $0.7 million that was unpaid and due to the Company resulting from the sale of a custom-built product that PGSI asked the Company to construct in 2001. After the Company filed suit to recover the PGSI receivable, PGSI alleged that the delivered custom product was defective and counter-claimed against the Company, asserting breach of contract, breach of warranty and other related causes of action. The case was tried to a jury during May 2004. The jury returned a verdict in June 2004, the results of which would not have supported a judgment awarding damages to either the Company or the defendants. In August 2004, the presiding judge overruled the jury verdict and ordered a new trial. The new trial commenced in March 2006 and had not been concluded by the time of this filing. While an adverse outcome of the case could adversely impact earnings for a specific period, the Company’s management continues to believe that the ultimate resolution of the case will not have a material adverse impact on the Company’s financial condition, results of operations or liquidity.
      The Company has been named in various lawsuits or threatened actions that are incidental to its ordinary business. Such lawsuits and actions could increase in number as the Company’s business expands and the Company grows larger. Litigation is inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time consuming, cause the Company to incur costs and expenses, require significant amounts of management time and result in the diversion of significant operational resources. The results of these lawsuits and actions cannot be predicted with certainty. Management currently believes that the ultimate resolution of these matters will not have a material adverse impact on the financial condition, results of operations or liquidity of the Company.

(21)	Related Parties
      In April 2003, the Company invested in Energy Virtual Partners, an entity for whom the Company’s president was founder, president and Chief Executive Officer. See Note 7 of Notes to Consolidated Financial Statements.
      Mr. James M. Lapeyre, Jr. is the chairman and a significant equity owner of Laitram, L.L.C. (Laitram) and has served as president of Laitram and its predecessors since 1989. Laitram is a privately owned, New Orleans-based manufacturer of food processing equipment and modular conveyor belts. Mr. Lapeyre and Laitram together owned approximately 11.4% of the Company’s outstanding common stock as of February 20, 2006.

INPUT/OUTPUT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company acquired DigiCourse, Inc., the Company’s marine positioning products business, from Laitram in 1998 and renamed it I/O Marine Systems, Inc. In connection with that acquisition, the Company entered into a Continued Services Agreement with Laitram under which Laitram agreed to provide the Company certain accounting, software, manufacturing and maintenance services. Manufacturing services consist primarily of machining of parts for the Company’s marine positioning systems. The term of this agreement expired in September 2001 but the Company continues to operate under its terms. In addition, when the Company requests, the legal staff of Laitram advises the Company on certain intellectual property matters with regard to the Company’s marine positioning systems. During 2005, we paid Laitram a total of approximately $2.7 million, which consisted of approximately $2.0 million for manufacturing services, $0.6 million for rent and other pass-through third party facilities charges, and $0.1 million for other services. For the 2004 and 2003 fiscal years, the Company paid Laitram a total of approximately $1.8 million and $1.2 million, respectively, for these services. In the opinion of the Company’s management, the terms of these services are fair and reasonable and as favorable to the Company as those that could have been obtained from unrelated third parties at the time of their performance.

SCHEDULE II
INPUT/ OUTPUT, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to
	Beginning	Costs and			Balance at
Year Ended December 31, 2003	of Year	Expenses	Deductions		End of Year

	(In thousands)
Allowances for doubtful accounts	$1,675	$569	$(694)		$1,550
Allowances for doubtful notes	10,228	—	(7,615	)(a)	2,613
Warranty	2,914	2,885	(2,366)		3,433
Allowance for net deferred tax assets	97,583	4,289	—		101,872

	Balance at	Charged to
	Beginning	Costs and				Balance at
Year Ended December 31, 2004	of Year	Expenses		Deductions		End of Year

	(In thousands)
Allowances for doubtful accounts	$1,550	$1,616		$(13)		$3,153
Allowances for doubtful notes	2,613	4,730		(1,450)		5,893
Warranty	3,433	4,606		(4,207)		3,832
Allowance for net deferred tax assets (restated)	101,872	3,686	(b)	(11,719	)(b)	93,839

		Charged
	Balance at	(Credited)
	Beginning	to Costs and		Balance at
Year Ended December 31, 2005	of Year	Expenses	Deductions	End of Year

	(In thousands)
Allowances for doubtful accounts	$3,153	$600	$(753)	$3,000
Allowances for doubtful notes	5,893	—	(1,363)	4,530
Warranty	3,832	5,317	(5,253)	3,896
Allowance for net deferred tax assets	93,839	(5,315)	(9,664)	78,860

(a)	The deduction to the allowance for doubtful notes is due to the recovery of previously reserved notes and due to certain notes which have been written off during the year ended December 31, 2003.

(b)	We restated the components of the allowance for net deferred tax assets. The restatement was the result of incorrect application of accounting principles for revenue recognition in connection with licenses of GXT’s multi-client seismic survey data. See further discussion of this restatement at Note 1 of Notes to Consolidated Financial Statements.

S-1

INDEX TO EXHIBITS

3.1		—	Restated Certificate of Incorporation dated August 31, 1990, filed on March 19, 2001 as Exhibit 3.1 to the Company’s Transition Report on Form 10-K for the seven months ended December 31, 2000 (Registration No. 001-12691), and incorporated herein by reference.
3.2		—	Certificate of Amendment to Restated Certificate of Incorporation dated October 10, 1996, filed on March 12, 2003 as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (Registration No. 001-12691), and incorporated herein by reference.
3.3		—	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated May 4, 2005, filed on May 6, 2005 as Exhibit 4.4 to the Company’s Amendment No. 2 to its Registration Statement on Form S-3 (Registration No. 333-123632), and incorporated herein by reference.
3.4		—	Amended and Restated Bylaws, filed on March 8, 2002 as Exhibit 4.3 to the Company’s Current Report on Form 8-K (Registration No. 001-12691), and incorporated herein by reference.
4.1		—	Form of Certificate of Designation, Preference and Rights of Series A Preferred Stock of Input/Output, Inc., filed as Exhibit 2 to the Company’s Registration Statement on Form 8-A dated January 27, 1997 (attached as Exhibit 1 to the Rights Agreement referenced in Exhibit 10.5), and incorporated herein by reference.
4.2		—	Indenture dated as of December 10, 2003, filed on January 27, 2004 as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-112263), and incorporated herein by reference.
4.3		—	Certificate of Rights and Designations of Series D-1 Cumulative Convertible Preferred Stock of Input/Output, Inc. dated February 16, 2005, filed on February 17, 2005 as Exhibit 3.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference.
**10	.1	—	Amended and Restated 1990 Stock Option Plan, filed on June 9, 1999 as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-80299), and incorporated herein by reference.
*10	.2	—	Office and Industrial/Commercial Lease dated June 2005 by and between Stafford Office Park II, LP as Landlord and Input/Output, Inc. as Tenant.
*10	.3		Office and Industrial/Commercial Lease dated June 2005 by and between Stafford Office Park Dst as Landlord and Input/Output, Inc. as Tenant.
**10	.4	—	Input/Output, Inc. Amended and Restated 1996 Non-Employee Director Stock Option Plan, filed on June 9, 1999 as Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-80299), and incorporated herein by reference.
10.5		—	Rights Agreement dated as of January 17, 1997, by and between Input/Output, Inc. and Harris Trust and Savings Bank, as Rights Agent, including exhibits thereto, filed on January 27, 1997 as Exhibit 4 to the Company’s Form 8-A and incorporated herein by reference.
**10	.6	—	Input/Output, Inc. Employee Stock Purchase Plan, filed on March 28, 1997 as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (Registration No. 333-24125), and incorporated herein by reference.
10.7		—	Second Amendment to Rights Agreement dated effective as of February 16, 2005, by and between the Company and Computershare Investor Services, LLC (as successor to Harris Trust and Savings Bank) as Rights Agent, filed on February 17, 2005 as Exhibit 3.2 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.
10.8		—	Registration Rights Agreement dated as of November 16, 1998, by and among the Company and The Laitram Corporation, filed on March 12, 2004 as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
**10	.9	—	Input/Output, Inc. 1998 Restricted Stock Plan dated as of June 1, 1998, filed on June 9, 1999 as Exhibit 4.7 to the Company’s Registration Statement on S-8 (Registration No. 333-80297), and incorporated herein by reference.
**10	.10	—	Input/Output Inc. Non-qualified Deferred Compensation Plan, filed on April 1, 2002 as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

**10	.11	—	Amendment No. 1 to the Input/Output, Inc. Amended and Restated 1996 Non-Employee Director Stock Option Plan dated September 13, 1999, filed on November 14, 1999 as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999 and incorporated herein by reference.
**10	.12	—	Input/Output, Inc. 2000 Restricted Stock Plan, effective as of March 13, 2000, filed on August 17, 2000 as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2000 and incorporated herein by reference.
**10	.13	—	Input/Output, Inc. 2000 Long-Term Incentive Plan, filed on November 6, 2000 as Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (No. 333-49382), and incorporated by reference herein.
**10	.14	—	Input/Output, Inc. Amended and Restated 1991 Outside Directors Stock Option Plan, filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference.
**10	.15	—	Amendment to the Input/Output, Inc. Amended and Restated 1991 Outside Directors Stock Option Plan, filed on August 28, 1997 as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1997 (Registration No. 001-12691), and incorporated herein by reference.
**10	.16	—	Amendment No. 2 to the Input/Output, Inc. Amended and Restated 1991 Outside Directors Stock Option Plan, dated September 13, 1999, filed on November 14, 1999 as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999 (Registration No. 001- 12691), and incorporated herein by reference.
**10	.17	—	Employment Agreement dated effective as of March 31, 2003, by and between the Company and Robert P. Peebler, filed on March 31, 2003 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference.
**10	.18	—	Employment Agreement dated effective as of January 1, 2004, by and between the Company and J. Michael Kirksey, filed on March 12, 2004 as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
**10	.19	—	Severance Agreement by and between Jorge Machnizh and Input/Output, Inc., dated as of April 29, 2005 and effective as of May 7, 2005, filed on May 10, 2005 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, and incorporated herein by reference.
10.20		—	Stock Purchase Agreement dated as of May 10, 2004, by and among the selling shareholders, GX Technology Corporation and the Company, filed on May 10, 2004 as Exhibit 2.1 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-115345), and incorporated herein by reference.
10.21		—	First Amendment to Stock Purchase Agreement dated as of June 11, 2004, by and among the selling shareholders, GX Technology Corporation and the Company, filed on June 15, 2004 as Exhibit 10.2 to the Company’s Current Report on Form 8-K/A (Registration No. 001-12691), and incorporated herein by reference.
**10	.22	—	Employment Agreement dated effective as of June 15, 2004, by and between the Company and David L. Roland, filed on August 9, 2004 as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference.
**10	.23	—	Executive Employment Agreement dated as of March 26, 2004, by and between GX Technology Corporation and Michael K. Lambert, filed on August 9, 2004 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 (Registration No. 001-12691), and incorporated herein by reference.
**10	.24	—	First Amendment to Executive Employment Agreement dated as of June 14, 2004, by and between GX Technology Corporation and Michael K. Lambert, filed on August 9, 2004 as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 (Registration No. 001-12691), and incorporated herein by reference.
**10	.25	—	Second Amendment to Executive Employment Agreement dated as of June 14, 2004, by and between GX Technology Corporation and Michael K. Lambert, filed on August 9, 2004 as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 (Registration No. 001-12691), and incorporated herein by reference.

**10	.26	—	GX Technology Corporation Employee Stock Option Plan, filed on August 9, 2004 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference.
10.27		—	Concept Systems Holdings Limited Share Acquisition Agreement dated February 23, 2004, filed on March 5, 2004 as Exhibit 2.1 to the Company’s Current Report on Form 8-K(Registration No. 001-12691), and incorporated herein by reference.
10.28		—	Concept Systems Holdings Limited Registration Rights Agreement dated February 23, 2004, filed on March 5, 2004 as Exhibit 4.1 to the Company’s Current Report on Form 8-K(Registration No. 001-12691), and incorporated herein by reference.
**10	.29	—	Form of Employment Inducement Stock Option Agreement for the Input/Output, Inc. — Concept Systems Employment Inducement Stock Option Program, filed on July 27, 2004 as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-117716), and incorporated herein by reference.
10.30		—	Agreement dated as of February 15, 2005 between Input/Output, Inc. and Fletcher International, Ltd., filed on February 17, 2005 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference.
10.31		—	First Amendment to Agreement, dated as of May 6, 2005 between the Company and Fletcher International, Ltd., filed on May 10, 2005 as Exhibit 10.2 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.
**10	.32	—	Input/Output, Inc. 2003 Stock Option Plan, dated March 27, 2003, filed as Appendix B of the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 30, 2003, and incorporated herein by reference.
**10	.33	—	Input/Output, Inc. 2004 Long-Term Incentive Plan, dated May 3, 2004, filed as Appendix B of the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on May 13, 2004, and incorporated herein by reference.
10.34		—	Revolving Credit and Security Agreement dated as of May 24, 2005 by and among Input/Output, Inc. and certain of its subsidiaries, and PNC Bank, National Association, as a Lender and as Agent for the Lenders, filed on May 27, 2005 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference
**10	.35	—	Input/Output, Inc. 2004 Long-Term Incentive Plan, filed on June 9, 2005 as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (Registration No. 333-125655), and incorporated herein by reference.
**10	.36	—	Form of Employment Inducement Stock Option Agreement for the Input/Output, Inc. — GX Technology Corporation Employment Inducement Stock Option Program, filed on April 4, 2005 as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-123831), and incorporated herein by reference.
*21	.1	—	Subsidiaries of the Company.
*24	.1	—	The Power of Attorney is set forth on the signature page hereof.
*31	.1	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).
*31	.2	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).
*32	.1	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350
*32	.2	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

*	Filed herewith.

**	Management contract or compensatory plan or arrangement.