Form 10-Q
period 2006-03-31
INPUT OUTPUT INC
filed 2006-05-10
CIK 866609

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☑ No: ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes: ☐ No: ☑
At May 1, 2006, there were 79,273,474 shares of common stock, par value $0.01 per share, outstanding.

PRELIMINARY NOTE
     This Quarterly Report on Form 10-Q contains restated consolidated financial information for Input/Output, Inc. and its subsidiaries for the quarterly period ended March 31, 2005. The restatements were necessitated due to an incorrect application of certain accounting principles for revenue recognition by the company’s GX Technology Corporation subsidiary in connection with license sales of its multi-client seismic survey data. On March 16, 2006, we announced that our previously reported consolidated financial statements as of and for the three months ended March 31, 2005 should no longer be relied upon. The consolidated financial information contained in this Form 10-Q as of and for the three months ended March 31, 2005 reflects our restated financial condition and results of operations as of and for that three-month period. For additional information concerning the restatements, the accounting periods affected and the impact on the company’s results of operations and financial condition, see Note 1 of Condensed Notes to Unaudited Consolidated Financial Statements and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement” contained in this Form 10-Q.

INPUT/OUTPUT, INC. AND SUBSIDIARIES
TABLE OF CONTENTS FOR FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2006

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
INPUT/OUTPUT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2006	2005
	(In thousands, except share data)
ASSETS

Current assets:
Cash and cash equivalents	$31,669	$15,853
Restricted cash	1,136	1,532
Accounts receivable, net	93,259	120,880
Current portion of notes receivable, net	10,692	8,372
Unbilled receivables	9,344	15,070
Inventories	95,293	81,428
Prepaid expenses and other current assets	9,963	10,919

Total current assets	251,356	254,054
Notes receivable	7,099	6,508
Non-current deferred income tax asset	3,183	3,183
Property, plant and equipment, net	28,558	28,997
Multi-client data library, net	26,512	18,996
Investments at cost	4,000	4,000
Goodwill	152,501	154,794
Intangible and other assets, net	65,203	67,329

Total assets	$538,412	$537,861

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable and current maturities of long-term debt	$3,961	$4,405
Accounts payable	25,260	31,938
Accrued expenses	51,245	48,828
Deferred revenue	20,742	11,939
Deferred income tax liability	3,183	3,183

Total current liabilities	104,391	100,293
Long-term debt, net of current maturities	71,665	71,541
Non-current deferred income tax liability	4,191	4,304
Other long-term liabilities	4,358	4,340

Total liabilities	184,605	180,478

Cumulative convertible preferred stock	29,875	29,838

Stockholders’ equity:
Common stock, $0.01 par value; authorized 200,000,000 shares; outstanding 79,203,433 shares at March 31, 2006, and 79,764,338 shares at December 31, 2005, net of treasury stock	801	807
Additional paid-in capital	485,300	487,232
Accumulated deficit	(153,341)	(150,007)
Accumulated other comprehensive loss	(2,860)	(728)
Treasury stock, at cost, 801,558 shares at March 31, 2006, and at December 31, 2005	(5,968)	(5,968)
Unamortized restricted stock compensation	—	(3,791)

Total stockholders’ equity	323,932	327,545

Total liabilities and stockholders’ equity	$538,412	$537,861

See accompanying Condensed Notes to Unaudited Consolidated Financial Statements.

INPUT/OUTPUT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2006	2005
		(Restated)
	(In thousands, except per share amounts)
Net sales	$86,349	$62,042
Cost of sales	62,587	51,167

Gross profit	23,762	10,875

Operating expenses (income):
Research and development	7,081	4,555
Marketing and sales	8,175	7,487
General and administrative	9,633	6,305
Gain on sale of assets	—	(5)

Total operating expenses	24,889	18,342

Income (loss) from operations	(1,127)	(7,467)
Interest expense	(1,399)	(1,744)
Interest income	320	71
Other income (expense)	(19)	41

Loss before income taxes and change in accounting principle	(2,225)	(9,099)
Income tax expense (benefit)	942	(1,215)

Net loss before change in accounting principle	(3,167)	(7,884)
Cumulative effect of change in accounting principle	398	—

Net loss	(2,769)	(7,884)
Preferred stock dividends and accretion	565	194

Net loss applicable to common shares	$(3,334)	$(8,078)

Basic and diluted loss per share:
Loss per share before change in accounting principle	$(0.05)	$(0.10)
Cumulative effect of change in accounting principle	0.01	—

Loss per share	$(0.04)	$(0.10)

Weighted average number of common shares outstanding:
Basic	79,134	78,298
Diluted	79,134	78,298
See accompanying Condensed Notes to Unaudited Consolidated Financial Statements.

INPUT/OUTPUT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2006	2005
	(Restated)
	(In thousands)
Cash flows from operating activities:
Net loss	$(2,769)	$(7,884)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle	(398)	—
Depreciation and amortization (other than multi-client library)	5,369	6,676
Amortization of multi-client library	1,572	1,899
Stock based compensation expense related to stock options, nonvested stock and employee stock purchases	1,419	436
Reduction of tax reserves	—	(1,303)
Deferred income tax	(129)	—
Bad debt expense	209	343
Gain on sale of fixed assets	—	(5)
Change in operating assets and liabilities:
Accounts and notes receivable	26,416	(609)
Unbilled receivables	5,726	(54)
Inventories	(15,670)	(55)
Accounts payable and accrued expenses	(3,808)	(10,692)
Deferred revenue	8,799	2,566
Other assets and liabilities	912	(2,846)

Net cash provided by (used in) operating activities	27,648	(11,528)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,403)	(1,050)
Investment in multi-client data library	(9,087)	(2,636)
Proceeds from the sale of fixed assets	16	—

Net cash used in investing activities	(10,474)	(3,686)

Cash flows from financing activities:
Payments on notes payable, long-term debt and lease obligations	(1,721)	(2,156)
Net proceeds from preferred stock offering	—	29,763
Payment of preferred dividends	(528)	(194)
Proceeds from employee stock purchases and exercise of stock options	831	629
Purchases of treasury stock	—	(65)

Net cash provided by (used in) financing activities	(1,418)	27,977

Effect of change in foreign currency exchange rates on cash and cash equivalents	60	(70)

Net increase in cash and cash equivalents	15,816	12,693
Cash and cash equivalents at beginning of period	15,853	14,935

Cash and cash equivalents at end of period	$31,669	$27,628

See accompanying Condensed Notes to Unaudited Consolidated Financial Statements.

INPUT/OUTPUT, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation
     The consolidated balance sheet of Input/Output, Inc. and its subsidiaries (collectively referred to as the “Company” or “I/O”, unless the context otherwise requires) at December 31, 2005 has been derived from the Company’s audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 2006, the consolidated statements of operations for the three months ended March 31, 2006 and 2005 (restated), and the consolidated statements of cash flows for the three months ended March 31, 2006 and 2005 (restated) have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the operating results for a full year or of future operations.
     These consolidated financial statements have been prepared using accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States have been omitted. The accompanying consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Restatement of Financial Statements for the three months ended March 31, 2005
     The Company’s consolidated balance sheet at March 31, 2005 and the consolidated statements of operations and cash flows for the three months ended March 31, 2005 have been restated as a result of incorrect application of accounting principles for revenue recognition by the Company’s subsidiary, GX Technology Corporation (GXT), in connection with license sales of GXT’s multi-client seismic survey data. GXT was acquired by the Company in June 2004, and its internal control over financial reporting was excluded from management’s assessment of the Company’s internal control over financial reporting as of December 31, 2004. In the process of assessing GXT’s internal controls in connection with the preparation of consolidated financial statements as of and for the year ended December 31, 2005, Company management concluded that GXT’s policies and procedures for timing of recognizing revenue generated from licenses of multi-client seismic survey data were not in accordance with generally accepted accounting principles. Management determined that revenues from certain GXT multi-client data transactions in 2004 and the first three quarters of 2005 had been recognized by GXT upon the signing of customer letter agreements and delivery of the multi-client data, but prior to the receipt from the customer of a signed final master geophysical data license agreement and accompanying license supplement. Because the letter agreements and deliveries of the data by themselves were not considered to be adequate evidence of a final license arrangement, the Company determined that the revenue from these transactions should not have been recognized by GXT until delivery of the data to the customer and the receipt by GXT of a signed final master geophysical data license agreement and accompanying license supplement from the customer.
     A summary of the restatements included in this filing are as follows:

	As Previously
	Reported	Adjustments	As Restated
Statement of Operations for the three months ended March 31, 2005:	(In thousands, except per share data)
Net sales	$66,837	$(4,795)	$62,042
Cost of sales	51,697	(530)	51,167
Gross profit	15,140	(4,265)	10,875
Marketing and sales	7,686	(199)	7,487
Total operating expenses	18,541	(199)	18,342
Loss from operations	(3,401)	(4,066)	(7,467)
Loss before income taxes	(5,033)	(4,066)	(9,099)
Net loss	(3,818)	(4,066)	(7,884)
Net loss applicable to common shares	(4,012)	(4,066)	(8,078)
Basic and diluted net loss per share	(0.05)	(0.05)	(0.10)

	As Previously
	Reported	Adjustments	As Restated
Statement of Cash Flows for the three months ended March 31, 2005	(In thousands)
Net loss	$(3,818)	$(4,066)	$(7,884)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of multi-client data library	1,968	(69)	1,899
Change in operating assets and liabilities:
Unbilled receivables	(3,099)	3,045	(54)
Accounts payable and accrued expenses	(10,033)	(659)	(10,692)
Deferred revenue	817	1,749	2,566
(2) Summary of Significant Accounting Policies and Estimates
     Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for a complete discussion of the Company’s significant accounting policies and estimates.
     On January 1, 2006, the Company adopted Financial Accounting Standards (FAS) No. 123 (revised 2004), “Share-Based Payment” (FAS 123R), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the Company’s consolidated statement of operations. Prior to the adoption of FAS 123R, the Company used the intrinsic value method as prescribed by Accounting Principles Board (APB), Opinion No. 25, “Accounting for Stock Issued to Employees”.
     The Company adopted FAS 123R using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The consolidated financial statements as of and for the three months ended March 31, 2006 reflect the impact of adopting FAS 123R. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R. See Note 8 “Stock-Based Compensation” for further details.
     Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the three months ended March 31, 2006 includes compensation expense for stock-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 148 and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with FAS 123R. As stock-based compensation expense recognized in the statement of operations for the three months March 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under FAS 148 for the periods prior to 2006, the Company accounted for forfeitures as they occurred. Also, prior to adoption to FAS 123R, the Company accounted for forfeitures of its restricted stock and restricted stock units as the forfeitures occurred. The Company has estimated forfeitures on its unvested restricted stock and restricted stock units outstanding as of January 1, 2006, and recorded a $0.4 million cumulative effect of a change in accounting principle to reflect the compensation cost that would not have been recognized in prior periods had forfeitures been estimated during these periods.
     Effective January 1, 2006, the Company recognizes stock-based compensation on the straight-line basis over the service period of each award (generally the award’s vesting period). The Company had recognized compensation expense in its pro forma disclosures under FAS 123 on the straight-line basis related to its stock options. Prior to the adoption of FAS 123R, the Company recognized compensation expense related to its restricted stock and restricted stock unit awards using the accelerated method of amortization and will continue to apply the accelerated method to all outstanding restricted stock and restricted stock units awards granted prior to January 1, 2006.

(3) Segment and Product Information
     The Company evaluates and reviews results based on four segments (Land Imaging Systems, Marine Imaging Systems, Seismic Imaging Solutions and Data Management Solutions) to allow for increased visibility and accountability of costs and more focused customer service and product development. The Company measures segment operating results based on income from operations. Intersegment sales are insignificant for all periods presented.
     A summary of segment information for the three months ended March 31, 2006 and 2005 (restated) is as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005
		(Restated)
Net sales:
Land Imaging Systems	$34,947	$30,557
Marine Imaging Systems	26,610	10,873
Seismic Imaging Solutions	20,315	17,461
Data Management Solutions	4,477	3,151

Total	$86,349	$62,042

Income (loss) from operations:
Land Imaging Systems	$1,025	$3,058
Marine Imaging Systems	7,416	1,093
Seismic Imaging Solutions	(986)	(5,104)
Data Management Solutions	1,210	(124)
Corporate and Other	(9,792)	(6,390)

Total	$(1,127)	$(7,467)

     A summary of net sales by products and services is as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005
		(Restated)
Equipment and system sales	$60,663	$39,473
Multi-client data library sales	11,139	7,732
Imaging services	8,920	9,283
Other revenues	5,627	5,554

Total	$86,349	$62,042

(4) Inventories
     A summary of inventories is as follows (in thousands):

	March 31,	December 31,
	2006	2005
Raw materials and subassemblies	$43,228	$45,100
Work-in-process	14,270	9,147
Finished goods	45,565	36,131
Reserve for excess and obsolete inventories	(7,770)	(8,950)

Inventories, net	$95,293	$81,428

     The Company has increased its use of contract manufacturers as an alternative to in-house manufacturing. Under some of the Company’s outsourcing arrangements, its manufacturing outsourcers first utilize the Company’s on-hand inventory, then directly purchase inventory at agreed-upon quantities and lead times in order to meet the Company’s scheduled deliveries. If demand proves to be less than the Company originally forecasted (thereby allowing the Company to cancel its committed purchase orders with its manufacturing outsourcer), its outsourcer generally has the right to require the Company to purchase inventory which it had purchased on the Company’s behalf.
(5) Net Loss per Common Share
     Basic net income (loss) per common share is computed by dividing net income (loss) applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is determined based on the assumption that dilutive restricted stock and restricted stock unit awards have vested and outstanding dilutive stock options have been exercised and the aggregate proceeds were used to reacquire common stock using the average price of such common stock for the period. The total number of shares issuable under outstanding stock options at March 31, 2006 and 2005 were 6,631,369 and 7,114,410, respectively and the total amount of restricted stock and restricted stock unit awards at March 31, 2006 and 2005 were 766,152 and 332,999, respectively. The Company has outstanding $60.0 million of convertible senior notes, for which 13,888,890 common shares may currently be acquired upon their full conversion. In February 2005, the Company issued 30,000 shares of Series D-1 Cumulative Convertible Preferred Stock, which may presently be converted, at the holder’s election, into 3,812,428 total common shares. Because the Company had a net loss applicable to common shares during both the three months ended March 31, 2006 and 2005, all potential dilutive common shares are anti-dilutive during the periods presented.
(6) Income Taxes
     In 2002, the Company established a valuation allowance for substantially all of its U.S. deferred tax assets. Since that time, the Company has continued to record a valuation allowance. The valuation allowance was calculated in accordance with the provisions of FAS 109, “Accounting for Income Taxes,” which requires that a valuation allowance be established or maintained when it is “more than likely than not” that all or a portion of deferred tax assets will not be realized. The Company will continue to reserve for substantially all net deferred tax assets until there is sufficient evidence to warrant reversal.
(7) Comprehensive Net Loss
     The components of comprehensive net loss are as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005
		(Restated)
Net loss applicable to common shares	$(3,334)	$(8,078)
Foreign currency translation adjustment	(2,132)	(808)

Comprehensive net loss	$(5,466)	$(8,886)

(8) Stock-Based Compensation
Stock Options Plans
     The Company has adopted stock option plans for eligible employees, directors and outside consultants, which provide for the granting of options to purchase, in the aggregate, a maximum of 13,800,000 shares of common stock. In addition, on March 14, 2006, the Company’s Board of Directors approved, subject to stockholder approval, certain amendments to the Company’s 2004 Long-Term Incentive Plan, including increasing by 1,700,000 the total number of shares of the Company’s common stock available for issuance under the plan. As of March 31, 2006, there were 6,631,369 shares issued or committed for issuance under outstanding options and other awards under the Company’s stock option plans, and without giving effect to these 2006 amendments, 703,331 shares available for future grant and issuance.
     The options under these plans generally vest in equal annual installments over a four-year period beginning on the first anniversary of the date of grant and have a term of ten years. These options are typically granted with an exercise price per share equal to or greater than the current market price and, upon exercise, are issued from the Company’s unissued common shares. As further discussed at Note 2 of Notes to Consolidated Financial Statements as contained in our Annual Report on Form 10-K for the year ended December 31, 2005, in 2004 the Company issued to certain key GXT and Concept Systems employees, inducement options to purchase up to 434,000 and 365,000 shares, respectively, of its common stock and assumed certain outstanding GXT stock options that represent fully vested stock options to purchase up to 2,916,590 shares of I/O common stock.
     The Company has also adopted a directors’ stock option plan, which provides for the granting of options to purchase a maximum of 700,000 shares of common stock by non-employee directors. The vesting schedule under this plan is determined based upon years of service. The maximum vesting period is equal annual installments over a three-year period beginning on the first anniversary of the date of grant. The options generally have a term of ten years. The Company’s current directors’ stock option plan is scheduled to expire by its terms in June 2006. On March 14, 2006, the Company’s Board of Directors approved, subject to stockholder approval, amendments to the Company’s 2004 Long-Term Incentive Plan, including the addition of equity compensation awards to non-employee directors. If the 2006 amendments are approved by the Company’s stockholders at the Company’s annual stockholders’ meeting to be held on May 17, 2006, future grants of stock options and other forms of equity compensation to the Company’s non-employee directors will be made pursuant to the 2004 Long-Term Incentive Plan.
     Effective March 31, 2003, the Company granted its President and Chief Executive Officer stock options to purchase 1,325,000 shares of common stock of the Company at an exercise price of $6.00 per share. The market price of the Company’s common stock at the close of business on March 31, 2003 was $3.60 per share. The options vest in equal monthly installments over a three-year period beginning on the first anniversary of the date of grant and have a term of ten years.
     Additional information related to these stock options is as follows:

				Weighted Average
			Weighted Average	Remaining	Aggregate
		Weighted Average	Grant Date Fair	Contractual Life in	Intrinsic
	Number of Shares	Exercise Price	Value	Years	Value (000’s)
Beginning balance at December 31, 2005	7,047,127	$7.41	$3.40	6.3
Options granted	95,000	8.17	3.87	—
Options exercised	(113,258)	4.72	1.46	—
Options expired	(33,100)	8.64	4.38	—
Options forfeited	(364,400)	7.45	4.32	—

Total outstanding at March 31, 2006	6,631,369	7.46	3.38	6.4	$14,956

Options exercisable and vested at March 31, 2006	4,176,141	7.70	3.26	5.2	$8,418

     The total intrinsic value of options exercised during the three months ended March 31, 2006 was $0.4 million. Cash received from option exercises under all share-based payment arrangements for the three months ended March 31, 2006 was approximately $0.5 million.
Restricted Stock and Restricted Stock Unit Plans
     The Company has adopted restricted stock plans which provide for the award of up to 300,000 shares of common stock to key employees. In addition, the Company issued 622,000 and 289,500 shares of restricted stock and restricted stock units under the Company’s 2004 Long-Term Incentive Plan during the years ended December 31, 2005 and 2004, respectively. Restricted stock units are awards that obligate the Company to issue a specific number of shares of common stock in the future if continued service vesting requirements are met. Non-forfeitable ownership of the common stock will vest over a period as determined by the Company in its sole discretion, which is generally in equal annual installments over a three-year period beginning on the first anniversary of the date of grant. Shares awarded may not be sold, assigned, transferred, pledged or otherwise encumbered by the grantee during the vesting period. Except for these restrictions, the grantee of an award of shares has all the rights of a common stockholder, including the right to receive dividends and the right to vote such shares.
     The status of these restricted stock and restricted stock unit awards for the three months ended March 31, 2006 is as follows:

	Number of Shares	Number of Units
Nonvested at January 1, 2006	743,238	33,998
Granted	56,500	—
Vested	(5,000)	—
Forfeited	(62,584)	—

Nonvested at March 31, 2006	732,154	33,998

     At March 31, 2006, the intrinsic value of restricted stock and restricted stock unit awards is approximately $7.4 million. The weighted average grant date fair value for restricted stock and restricted stock unit awards granted during the three months ended March 31, 2006 was $8.06 per share. The total fair value of shares vested during the three months ended March 31, 2006 was approximately $35,000.
Employee Stock Purchase Plan
     In April 1997, the Company adopted its Employee Stock Purchase Plan (ESPP), which allows all eligible employees to authorize payroll deductions at a rate of 1% to 15% of base compensation for the purchase of the Company’s common stock. The purchase price of the common stock will be the lesser of 85% of the closing price on the first day of the applicable offering period (or most recently preceding trading day) or 85% of the closing price on the last day of the offering period (or most recently preceding trading day). Each offering period is six months in duration and commences on January 1 and July 1 of each year. The ESPP is considered a compensatory plan under FAS 123R. Therefore, the Company recorded compensation expense of approximately $54,000 during the three months ended March 31, 2006. The expense represents the estimated fair value of the look-back purchase option. The fair value was determined using the Black-Scholes option pricing model and is recognized over the purchase period. The key assumptions used in valuing the look-back purchase option were as follows: risk-free interest rate of 4.4%, an expected option term of six months, 0% expected dividend yield and an expected volatility of 42%.
Impact of the Adoption of FAS 123R
     Beginning January 1, 2006, the Company adopted FAS 123R using the modified prospective method. Accordingly, during the three months ended March 31, 2006, the Company recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under FAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. For stock-based awards granted after January 1, 2006, the Company recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. Effective January 1, 2006, the Company began to recognize stock-based compensation for all awards on the straight-line basis over the service period of each award (generally the award’s vesting period). Prior to the adoption of FAS 123R, the Company had recognized compensation expense related to its restricted stock and restricted stock unit awards using the accelerated method and will continue to apply the accelerated method to all outstanding restricted stock and restricted stock unit awards granted prior to January 1, 2006.
     FAS 123R requires that stock-based compensation expense be based on awards that are expected to ultimately vest. Accordingly, stock-based compensation for the three months ended March 31, 2006 has been reduced for estimated forfeitures. When estimating forfeitures, the Company considers voluntary termination experience as well as trends of actual option forfeitures. Stock-based compensation expense for the three months ended March 31, 2006 was as follows (in thousands, except per share amount):

Three Months Ended
March 31, 2006
Cost of sales	$195
Research and development	157
Marketing and sales	325
General and administrative	742

Loss before income taxes and change in accounting principle	1,419
Cumulative effect of change in accounting principle	398

Net loss	$1,021

Basic and diluted loss per share	$0.01

     FAS 123R requires tax benefits relating to excess stock based compensation deductions to be prospectively presented in the Company’s consolidated statement of cash flows as financing cash inflows. As the Company has net operating loss carryforwards available to be utilized to reduce its income taxes payable, no benefit has been realized from any excess tax deductions during the three months ended March 31, 2006.
     As of March 31, 2006, there was approximately $5.5 million of unrecognized compensation cost related to all nonvested stock options and nonvested restricted stock issued subsequent to December 31, 2005. These costs will be recognized on a straight-line basis over a weighted-average vesting period of 2.3 years. Unrecognized compensation cost at March 31, 2006 of $2.5 million relating to nonvested restricted stock and restricted stock units granted prior to January 1, 2006 will continue to be amortized using the accelerated method, over a weighted-average vesting period of 2.2 years.
     Prior to the adoption of FAS 123R, the intrinsic value of restricted stock was recorded as unamortized restricted stock compensation. Upon the adoption of FAS 123R, the unamortized restricted stock compensation balance of approximately $3.8 million was reclassified to additional paid-in capital.
Valuation Assumptions
     The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

	Three Months Ended
	March 31,
	2006	2005
Risk-free interest rates	4.44% - 4.61%	3.88%
Expected lives (in years)	4.5	5.0
Expected dividend yield	0%	0%
Expected volatility	52.1%	60%
     The computation of expected volatility during the three months ended March 31, 2006 was based on an equally weighted combination of historical volatility and market-based implied volatility. Historical volatility was calculated from historical data for a period of time approximately equal to the expected term of the option award, starting from the date of grant. Market-based implied volatility was derived from traded options on the Company’s common stock with a term of six months. Prior to 2006, the Company’s computation of expected volatility was based on historical volatility. The Company’s computation of expected life in 2006 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.
Pro Forma Information for Periods Prior to the Adoption of FAS 123R
     Prior to January 1, 2006, the Company accounted for equity-based compensation using the intrinsic method prescribed in APB Opinion No. 25. As required by FAS 123R, the effect on net income and earnings per share of equity-based employee compensation, including stock options, that would have been recorded using the fair value based method for the three months ended March 31, 2005, is as follows (in thousands, except per share amounts):

Three Months
Ended March 31,
2005
(Restated)
Net loss applicable to common shares	$(8,078)
Add: Stock-based employee compensation expense included in reported net loss applicable to common shares	436
Deduct: Stock-based employee compensation expense determined under fair value methods for all awards	(1,350)

Pro forma net loss applicable to common shares	$(8,992)

Basic and diluted net loss per common share — as reported	$(0.10)

Pro forma basic and diluted net loss per common share	$(0.11)

(9) Commitments and Contingencies
     Legal Matters: A shareholder derivative lawsuit (Kovalsky v. Robert P. Peebler, et al., No. 2005-17565) was filed on March 16, 2005 in the 189th Judicial District Court of Harris County, Texas, against certain of the Company’s officers and all of the members of the Company’s board of directors as defendants, and against the Company as a nominal defendant. The complaint alleges breach of the officers’ and directors’ fiduciary duties by failing to correct publicly reported financial results and guidance, abuse of control, gross mismanagement, unjust enrichment and corporate waste. The plaintiff seeks judgment against the defendants for unspecified damages sustained by the Company, restitution, disgorgement of profits, benefits and compensation allegedly obtained by the defendants and attorneys’ and experts’ fees and costs. The defendants intend to vigorously defend this lawsuit, and the defendants who have been served have filed general denials. In July 2005, the defendants filed a plea to the jurisdiction over the case contesting the plaintiff’s standing to sue because he did not make pre-suit demand on the board. The defendants have also objected to discovery requests served by the plaintiff on the same ground. Hearings on these motions took place in September 2005 and November 2005, respectively. As of the date of this filing, the judge has not yet ruled on either of the motions. Management believes that the ultimate resolution of this case will not have a material adverse impact on the Company’s financial condition, results of operations or liquidity.
     In October 2002, the Company filed a lawsuit against Paulsson Geophysical Services, Inc. (PGSI) and its owner in the 286th District Court for Fort Bend County, Texas, seeking recovery of approximately $0.7 million that was unpaid and due to the Company resulting from the sale of a custom-built product that PGSI had asked the Company to construct in 2001. After the Company filed suit to recover the PGSI receivable, PGSI alleged that the delivered custom product was defective and counter-claimed against the Company, asserting breach of contract, breach of warranty and other related causes of action. The case was initially tried to a jury during May 2004. The jury returned a verdict in June 2004, the results of which would not have supported a judgment awarding damages to either the Company or the defendants. In August 2004, the presiding judge overruled the jury verdict and ordered a new trial. The new trial commenced in March 2006 and the jury in the new trial returned a verdict on April 13, 2006 finding that both parties had breached their contract but that PGSI did not suffer any damages in connection with the Company’s breach. The parties are scheduled to appear before the presiding judge in May 2006 to enter the judgment.
     The Company has been named in various lawsuits or threatened actions that are incidental to its ordinary business. Such lawsuits and actions could increase in number as the Company’s business expands and the Company grows larger. Litigation is inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time consuming, cause the Company to incur costs and expenses, require significant amounts of management time and result in the diversion of significant operational resources. The results of these lawsuits and actions cannot be predicted with certainty. Management currently believes that the ultimate resolution of these matters will not have a material adverse impact on the Company’s financial condition, results of operations or liquidity.
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

	Three Months Ended
	March 31,
	2006	2005
Balance at beginning of period	$3,896	$3,832
Accruals for warranties issued during the period	1,609	1,271
Settlements made (in cash or in kind) during the period	(1,146)	(1,322)

Balance at end of period	$4,359	$3,781

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
     We are a leading seismic solutions company, providing the global oil and natural gas industry with a variety of seismic products and services, including seismic data acquisition equipment, survey design planning services, software products, and seismic data processing services. In recent years, we have transformed our business from being solely a seismic equipment manufacturer to being a provider of a full range of seismic imaging products and services – including designing and planning a seismic survey, overseeing the acquisition of seismic data by experienced contractors, and processing the acquired seismic data using advanced algorithms and modem workflows. During 2004, we completed two acquisitions as part of our strategy to expand the range of products and services we provide. This expanded offering, including seismic data management software and advanced imaging services, has enabled us to broaden our customer base beyond seismic acquisition contracts to also include oil and natural gas exploration and production companies.
     Beginning in 2004, we observed increased spending for seismic services and equipment by oil and gas companies and seismic contractors, driven in part by an increase in oil and gas prices. A decline in the number and size of new discoveries, production declines in known reservoirs and expanded demand for hydrocarbons have increased the pressure on oil and gas companies to discover additional reserves. We expect these increased exploration demands, combined with prevailing commodity price levels, will continue to drive, for the foreseeable future, this increased demand for seismic technology and services. Additionally, oil and gas companies are focusing on hydrocarbon reservoirs that are in deeper waters or geologically deeper below the surface, and that are more complex or subtle than the reservoirs that were discovered in prior decades. As a result, the process of finding and developing these hydrocarbon deposits is proving to be more challenging and the costs are escalating as a result. Moreover, oil and gas companies are increasingly using seismic data to enhance production from known fields. By repeating a seismic survey over a defined area, oil and gas companies can detect untapped areas of a reservoir and adjust their drilling program to optimize production. Such time-lapse seismic images are referred to as “4-D” (four-dimensional) surveys, in which the fourth dimension is time. 4-D seismic technology benefits companies like I/O as it makes seismic data relevant to the entire life cycle of reservoir, extending the utility of seismic beyond exploration and into production monitoring over multiple decades.
     In November 2005, we announced FireFly, a cableless full-wave land seismic data acquisition system and in March 2006, we announced an agreement with BP America Production Company (BP), a subsidiary of British Petroleum, to deploy and test a 10,000 station FireFly system in the Wamsutter gas field in Wyoming. Also, in May 2006, we announced Apache Corporation will join BP in becoming a launch partner in FireFly. During 2006, FireFly will be undergoing final engineering and field testing in preparation for deployment in the Wamsutter gas fields during late 2006.
     We operate our company through four business segments: Land Imaging Systems, Marine Imaging Systems, Seismic Imaging Solutions and Data Management Solutions. The following table provides an overview of key financial metrics for our company as a whole and our four business segments during the three months ended March 31, 2006 compared to those periods one year ago (in thousands):

	Three Months Ended
	March 31,
	2006	2005
		(Restated)
Net sales:
Land Imaging Systems	$34,947	$30,557
Marine Imaging Systems	26,610	10,873
Seismic Imaging Solutions	20,315	17,461
Data Management Solutions	4,477	3,151

Total	$86,349	$62,042

Income (loss) from operations:
Land Imaging Systems	$1,025	$3,058
Marine Imaging Systems	7,416	1,093
Seismic Imaging Solutions	(986)	(5,104)
Data Management Solutions	1,210	(124)
Corporate and Other	(9,792)*	(6,390)*

Total	$(1,127)	$(7,467)

	Three Months Ended
	March 31,
	2006	2005
		(Restated)
Net income (loss) applicable to common shares	$(3,334)	$(8,078)
Basic and diluted net income (loss) per common share	$(0.04)	$(0.10)

*	Represents corporate general and administrative expenses not allocated to any segment.
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
     The information contained in this Quarterly Report on Form 10-Q contains references to our trademarks, service marks and registered marks, as indicated. Except where stated otherwise or unless the context otherwise requires, the terms “VectorSeis” and “VectorSeis System Four” refer to our VectorSeis® and VectorSeis System Four® registered marks and the term “FireFly” refers to our FireFly™ mark (registration pending).
Restatement
     We have restated our consolidated financial statements as of and for the year ended December 31, 2004 and those as of and for the quarterly periods ended March 31, 2005, June 30, 2005 and September 30, 2005, as a result of incorrect application of accounting principles for revenue recognition by our GXT subsidiary in connection with license sales of its multi-client seismic survey data. Section 404 of the Sarbanes-Oxley Act of 2002 requires our Annual Report on Form 10-K to include a report on management’s assessment of our internal control over financial reporting and an attestation report by our independent registered public accounting firm on management’s assessment, as well as the independent registered public accounting firm’s own assessment of these internal controls. Because GXT had been acquired in June 2004, GXT’s internal control over financial reporting was excluded from management’s assessment of our internal control over financial reporting as of December 31, 2004, in reliance on guidance issued by the staff of the SEC’s Office of Chief Accountant and Division of Corporation Finance in June 2004. In the process of assessing GXT’s internal controls in connection with the preparation of the 2005 year-end consolidated financial statements, our management determined that GXT’s policies and procedures for the timing of recognizing revenue generated from licenses of multi-client seismic survey data were not in accordance with SEC guidance. We determined that the revenues from certain GXT multi-client data license transactions in 2004 and 2005 had been recognized by GXT upon the signing of customer letter agreements and delivery of the multi-client data, but prior to the receipt from the customer of a signed final master geophysical data license agreement and accompanying license supplement. Because inadequate evidence of a final license arrangement existed, our management determined that the revenue from these licenses should not have been recognized by GXT until delivery of the data to the customer and receipt from the customer of a signed final master geophysical data license agreement and accompanying license supplement.
     This accounting error had a material impact on the timing of recognition of reported revenues from certain multi-client data license transactions during 2004 and the first three quarters of 2005. Based on this information, our management concluded that under Accounting Principles Board Opinion (APB) No. 20, we should restate the consolidated financial statements as of and for the three months ended March 31, 2005 (as those statements had been previously amended and restated under our Form 10-Q/A Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed with the SEC on August 15, 2005), in addition to certain other periodic reports filed with the SEC for the other accounting periods referred to above. A summary of the restatement for the quarter ended March 31, 2005 that is included in this Form 10-Q, and its impact on our net sales, net loss and loss per share for that period are set forth below.

	As Reported	As Restated
	(in thousands, except per share amounts)
Net sales	$66,837	$62,042
Net loss	$(4,012)	$(8,078)
Basic and diluted loss per share	$(0.05)	$(0.10)
Recently Adopted Accounting Principle
     On January 1, 2006, we adopted Financial Accounting Standards (FAS) No. 123 (revised 2004), “Share-Based Payment” (FAS 123R), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement requires that such transactions be accounted for using a fair-value-based method and recognized as expense in our consolidated statement of income. Prior to the adoption of FAS 123R, we used the intrinsic value method as prescribed by Accounting Principles Board (APB), Opinion No. 25, “Accounting for Stock Issued to Employees”.
     We adopted FAS 123R using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The consolidated financial statements as of and for the three months ended March 31, 2006 reflect the impact of adopting FAS 123R. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R.
     During the three months ended March 31, 2006, we recorded a total of $1.4 million of stock-based compensation expense associated with our stock options, restricted stock, restricted stock units and our Employee Stock Purchase Plan (ESPP). Also, upon our adoption of FAS 123R, we recorded a $0.4 million cumulative effect of change in accounting principle to reflect the compensation costs that would have not been recognized in the periods prior to adoption had forfeitures been estimated on the unvested restricted stock and restricted stock units outstanding at January 1, 2006. During the three months ended March 31, 2005, we recorded a total stock-based compensation expense associated with our restricted stock and restricted stock units of $0.4 million. See Note 8 “Stock-Based Compensation” of Condensed Notes to Unaudited Consolidated Financial Statements.
Results of Operations
     Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005 (Restated)
     Net Sales: Net sales of $86.3 million for the three months ended March 31, 2006 increased $24.3 million, compared to the corresponding period last year. Land Imaging Systems’ net sales increased by $4.4 million, to $34.9 million compared to $30.5 million in the corresponding period of last year. This increase was due to an increase in our Sensor geophone sales and vibrator truck sales. Our land acquisition system sales were weak in the first quarter of 2006, as expected, due to the upcoming new release of VectorSeis System Four which is scheduled for deliveries beginning in the second quarter. Marine Imaging System’s net sales increased $15.7 million to $26.6 million compared to $10.9 million in the corresponding period of last year due to the additional deliveries of approximately $6.7 million under our VectorSeis Ocean systems contract with our customer, Reservoir Exploration Technology AS, as well as a $5.6 million increase in sales of marine positioning equipment.
     Seismic Imaging Solutions’ net sales increased $2.9 million, to $20.3 million for the three months ended March 31, 2006 compared to $17.4 million in the corresponding period last year. This increase is related to higher proprietary processing revenues and sales of off-the-shelf seismic data primarily for properties off the coast of West Africa and in the Caribbean. Concept Systems contributed $4.5 million to our net sales for the first quarter, compared to $3.2 million in the corresponding period of last year.
     Gross Profit and Gross Profit Percentage: Gross profit of $23.8 million for the three months ended March 31, 2006 increased $12.9 million, compared to the corresponding period last year. Gross profit percentage for the three months ended March 31, 2006 was 27.5% compared to 17.5% in the prior year. The improvement in our gross margin percentages was primarily due to increased sales of higher margin positioning and acquisition system electronics by Marine Imaging Systems and an increase in sales of GXT’s off-the-shelf seismic data library and improving results within GXT’s processing business. This increase was partially offset by continuing pricing pressures on our land acquisition systems.
     Research and Development: Research and development expense of $7.1 million for the three months ended March 31, 2006 increased $2.5 million compared to the corresponding period last year. We incurred significant research and development expenses during the three months ended March 31, 2006 and expect to continue to incur significant research and development expenses as we continue to invest heavily in the next generation of our seismic acquisition products and services, such as Firefly.
     General and Administrative: General and administrative expenses of $9.6 million for the three months ended March 31, 2006 increased $3.3 million over first quarter 2005 general and administrative expenses. This increase is related to higher professional fees associated with the audit of our 2005 results during the first three months of 2006 and fees associated with Sarbanes-Oxley regulatory compliance audit. Also contributing to the increase in general and administrative expenses were legal fees associated with our lawsuit against Paulsson Geophysical Services, Inc. and professional fees related to a supply-chain management study. The impact of the adoption of FAS 123R resulted in an increase of $0.7 million to our general and administrative expenses related to compensation expense associated with our outstanding employee stock options.
     Income Tax Expense (Benefit): Income tax expense for the three months ended March 31, 2006 was $0.9 million compared to an income tax benefit of $1.2 million for the three months ended March 31, 2005. During the three months ended March 31, 2005, we reduced our tax reserves by $1.3 million due to closure of a certain foreign tax matter. Excluding this reduction of tax reserves, income tax expense reflected only state and foreign taxes, since we continue to maintain a valuation allowance for substantially all of our net deferred tax assets.
     Preferred Dividend: The preferred dividend is a result of our issuance of Series D-1 Preferred Stock in February 2005. Quarterly dividends may be paid, at the option of the Company, either in cash or by the issuance of the Company’s common stock. Dividends are paid at a rate equal to the greater of (i) five percent per annum or (ii) the three month LIBOR rate on the last day of the immediately preceding calendar quarter plus two and one-half percent per annum. All dividends paid on the Series D-1 Preferred Stock have been paid in cash. The preferred stock dividend rate was 7.04% at March 31, 2006.
Liquidity and Capital Resources
Sources of Capital
     In May 2005, we obtained a $25.0 million revolving line of credit facility having a maturity date of May 24, 2008. The outstanding balance of indebtedness under this credit facility was $3.0 million at March 31, 2006. We can periodically elect to use either the lender’s Base Rate (as defined in the credit agreement) or the three-month

LIBOR Rate plus 2.25% to 2.75% (depending on our Fixed Charge Coverage Ratio, as defined in the credit agreement) in connection with borrowings under the revolving line of credit. In addition, we can issue letters of credit totaling up to $5 million under this facility, which, if issued, reduces our borrowing availability under the line of credit. At March 31, 2006, there were no outstanding letters of credit under this facility.
     A portion of our assets are pledged as collateral for outstanding borrowings under the line of credit. Total borrowings are subject to a borrowing base limitation based on a percentage of eligible accounts receivable and inventories. As of March 31, 2006, the borrowing base calculation permitted total borrowings of $25 million, of which $22 million remained available. Our borrowing base could decrease if our Eligible Collateral (as defined in the credit agreement) falls below $25.0 million.
     In February 2005, we issued 30,000 shares of a newly-designated Series D-1 Cumulative Convertible Preferred Stock (Series D-1 Preferred Stock) in a privately-negotiated transaction, and received $29.8 million in net proceeds. We also granted the right, expiring on February 16, 2008, to purchase up to an additional 40,000 shares of Series D-1 Preferred Stock, having a conversion price equal to 122% of the then-prevailing market price of our common stock at the time of issuance, but not less than $6.31 per share.
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
Cash Flow from Operations
     We have historically financed operations from internally generated cash and funds from equity and debt financings. Cash and cash equivalents were $31.7 million at March 31, 2006, an increase of $15.8 million from December 31, 2005. Net cash provided by operating activities was $27.6 million for the three months ended March 31, 2006, compared to net cash used in operating activities of $11.5 million for the three months ended March 31, 2005. The increase in net cash provided by our operating activities was primarily due to a decrease in our accounts receivable and unbilled receivables resulting from collections during the first quarter of 2006, which were primarily related to increased sales in the fourth quarter of 2005.
Cash Flow from Investing Activities
     Net cash flow used in investing activities was $10.5 million for the three months ended March 31, 2006, compared to $3.7 million for the three months ended March 31, 2005. The principal uses of our investing activities during the three months ended March 31, 2006 were $1.4 million in equipment purchases and $9.1 million in investments in our multi-client data library. We expect to spend an additional $40 million to $45 million for equipment purchases and investments in our multi-client data library during the remainder of 2006. The range of expenditures for the remainder of the year could vary substantially depending on the level of multi-client projects that are initiated in the last nine months of 2006.
Cash Flow from Financing Activities
     Net cash flow used by financing activities was $1.4 million for the three months ended March 31, 2006, compared to $28.0 million of cash provided by financing activities for the three months ended March 31, 2005. The net cash flow used during the three months ended March 31, 2006 was primarily related to scheduled principal payments of $1.7 million on our notes payable and lease obligations and cash dividends of $0.5 million on our outstanding Series D-1 Preferred Stock. These cash payments were partially offset by $0.8 million in proceeds related to the exercise of stock options and stock purchases by our employees under the ESPP during the three months ended March 31, 2006. The net cash flow provided during the three months ended March 31, 2005 was primarily related to the sale of our Series D-1 Preferred Stock, on which we paid $0.6 million in cash dividends during the period.

Inflation and Seasonality
     Inflation in recent years has not had a material effect on our costs of goods or labor, or the prices for our products or services. Traditionally, our business has been seasonal, with strongest demand in the fourth quarter of our fiscal year.
Critical Accounting Policies and Estimates
     General. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2005 for a complete discussion of our other significant accounting policies and estimates.
     Share-Based Payments. Prior to January 1, 2006, our equity compensation plans were accounted for under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, as permitted by FAS 123, “Accounting for Stock-Based Compensation”. We did not recognize stock-based compensation expense associated with our stock options in our statement of operations for periods prior to January 1, 2006 because all of our stock options granted had an exercise price equal to or in excess of the market value of the underlying common stock on the date of grant.
     On January 1, 2006, we adopted the fair value recognition provisions of FAS No. 123 (Revised 2004), “Share-Based Payment,” (FAS 123R), using the modified prospective method. Under this transition method, stock-based compensation cost recognized in the three months ended March 31, 2006 includes: (a) compensation cost for all unvested stock-based awards as of January 1, 2006 that had been granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all stock-based awards granted after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R).
     Under our equity compensation plans, we have granted (i) stock options to purchase our common stock to our employees and directors, and (ii) restricted stock and restricted stock unit awards to our employees. Eligible employees can also participate under our Employee Stock Purchase Plan (ESPP) where, through payroll deductions, they can purchase shares of our common stock for a purchase price equal to 85% of the lower of the closing price per share on the New York Stock Exchange on the first and the last day of each six-month offering period. The benefits provided under these plans are “share-based payments” subject to FAS 123R. Under the modified prospective method, prior periods are not restated for comparative purposes. Share-based compensation expense recognized under FAS 123R for the first three months of fiscal 2006 was $1.4 million. As of March 31, 2006, there was approximately $5.5 million of unrecognized compensation cost related to all nonvested stock options and nonvested restricted stock issued subsequent to December 31, 2005. These costs will be recognized on a straight-line basis over a weighted-average vesting period of 2.3 years. Unrecognized compensation cost at March 31, 2006 of $2.5 million relating to nonvested restricted stock and restricted stock units granted prior to January 1, 2006 will continue to be amortized using the accelerated method, over a weighted-average vesting period of 2.2 years.
     With our adoption of FAS 123R, we began estimating the value of stock option awards on the date of grant using the Black-Scholes option pricing model. Prior to the adoption of FAS 123R, the values of our stock-based awards were estimated as of the date of grant using the Black-Scholes model for the pro forma information required to be disclosed under FAS 123. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.
     Our estimates of expected volatility for our stock price used in calculating fair value of our share-based compensation under FAS 123R for the three months ended March 31, 2006 were based on assumptions involving a combination of historical volatility and market-based implied volatility derived from traded options on our common stock. Prior to 2006, our calculation of expected volatility was based solely on historical volatility. See Note 8 “Stock-Based Compensation” of Condensed Notes to Unaudited Consolidated Financial Statements.
     We currently recognize share-based compensation expense on the straight-line basis over the service period of each award (generally the vesting period of the award). We had recognized compensation expense in our pro forma disclosures under FAS 123 on the straight-line basis for our stock options. Prior to the adoption of FAS 123R, we recognized compensation expense related to our restricted stock and restricted stock unit awards using the accelerated method of amortization and will continue to apply the accelerated method to all outstanding restricted stock and restricted stock units awards granted prior to January 1, 2006. Also, prior to our adoption to FAS 123R, we accounted for forfeitures of our restricted stock and restricted stock unit grants as the forfeitures actually occurred. We estimated forfeitures on our unvested restricted stock outstanding as of January 1, 2006, and recorded a $0.4 million cumulative effect of change in accounting principle to reflect the compensation cost that would not have been recognized in prior periods had forfeitures been estimated during these periods.
     If factors change and we employ different assumptions in the application of FAS 123R in future periods, the compensation expense that we recognize may differ significantly from what we have recorded in the current period. Investors should be aware of the high degree of subjectivity involved when using option pricing models to estimate share-based compensation under FAS 123R. Option-pricing models were developed for use in estimating the value of traded options that have no vesting restrictions, are freely transferable and do not cause dilution. Because our share-based payments have characteristics significantly different from those of freely-traded options, and because changes in the subjective input assumptions can materially affect our estimates of fair values, in our opinion, existing valuation models, including the Black-Scholes model, may not provide reliable measures of the fair values of our share-based compensation. Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those awards in the future. Certain share-based payments, such as stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our consolidated financial statements. Alternatively, value may be realized from these instruments that is significantly in excess of the fair values originally estimated on the grant date and reported in our consolidated financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee share-based awards is determined in accordance with FAS 123R and the SEC’s Staff Accounting Bulletin No. 107 (SAB 107) using an option-pricing model, that value may not be indicative of the fair value observed in a transaction involving a willing buyer and a willing seller.
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
     For the three months ended March 31, 2006 and for all of 2005, approximately 4% and 9%, respectively, of our consolidated net sales were equipment sales to one customer headquartered in China. Approximately $4.7 million, or 5%, of our total accounts receivable at March 31, 2006 related to this same customer. The loss of this customer or a deterioration in our relationship with it could have a material adverse effect on our results of operations and financial condition.
     For the three months ended March 31, 2006, we recognized $30.4 million of sales to customers in Europe, $14.9 million of sales to customers in Asia Pacific, $9.3 million of sales to customers in Africa, $7.7 million of sales to customers in the Middle East, $6.4 million of sales to customers in Latin American countries, and $0.7 million of sales to customers in the Commonwealth of Independent States, or former Soviet Union (CIS). The majority of our foreign sales are denominated in U.S. dollars. In recent years, the CIS and certain Latin American countries have experienced economic problems and uncertainties. To the extent that world events or economic conditions negatively affect our future sales to customers in these and other regions of the world or the collectibility of our existing receivables, our future results of operations, liquidity and financial condition may be adversely affected. We currently require customers in these higher risk countries to provide their own financing and in some cases assist the customer in organizing international financing and Export-Import credit guarantees provided by the United States government. We do not currently extend long-term credit through notes or otherwise to companies in countries we consider to be inappropriate for credit risk purposes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Please refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2005 for a discussion regarding the Company’s quantitative and qualitative disclosures about market risk. There ha ve been no material changes to those disclosures during the three months ended March 31, 2006.
Item 4. Controls and Procedures
     Disclosure Controls and Procedures. As described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2005, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. The assessment was carried out under the supervision and with the participation of our management, including our principal executive and financial officer, and was based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This assessment resulted in our management’s identification of three material weaknesses in our internal control over financial reporting:
•	Weakness in the design and operation of internal controls relating to monitoring the timing of revenue recognition for license sales of multi-client seismic survey data;

•	Weakness in the design and operation of controls to prevent unauthorized purchases by members of our senior management (due to certain fraudulent activities conducted by our former chief information officer); and

•	Weakness in our oversight and monitoring controls over financial reporting that resulted from the limited number of experienced personnel on our accounting staff, including the absence of a chief financial officer following the resignation of our prior chief financial officer in December 2005.
     Because of these material weaknesses, our management concluded that as of December 31, 2005, we did not maintain effective internal control over financial reporting based on the COSO criteria. In addition, because of these material weaknesses, our management, in evaluating our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), concluded that our disclosure controls and procedures were also not effective as of December 31, 2005.
     In connection with the preparation of our consolidated financial statements at and for the three months ended March 31, 2006, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. Based upon that evaluation and because the material weaknesses identified above had not been remediated at that time, our principal executive and financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2006 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms at the reasonable assurance level.
     The material weakness in the design and operation of internal controls relating to the monitoring of timing of revenue recognition for license sales of multi-client seismic survey data resulted in accounting errors that necessitated the restatement of our consolidated financial statements as of and for the year ended December 31, 2004, and as of and for the quarterly periods ended September 30, 2004, December 31, 2004, March 31, 2005, June 30, 2005 and September 30, 2005. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement.” Because this material weakness had existed as of March 31, 2005, our principal executive and financial officer has concluded that our disclosure controls and procedures as of March 31, 2005 were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms at the reasonable assurance level. As disclosed in our Form 10-Q/A Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (filed with the SEC on August 15, 2005), our principal executive officer and principal financial officer at that time had concluded that as of March 31, 2005, our disclosure controls and procedures were not effective at that time due to a material weakness existing in our controls dealing with the accuracy of GXT’s royalty expense calculations.
     Changes in Internal Control over Financial Reporting. In addition to the remediation steps described in our Annual Report on Form 10-K for the year ended December 31, 2005, we have taken the following steps to remediate the material weaknesses referred to above as of the date of filing of this Form 10-Q:

•	We have hired a chief financial officer;

•	We continue to actively recruit a chief information officer;

•	We have engaged two experienced professionals as full-time financial consultants to assist us with finance and accounting functions;

•	We restructured our corporate accounting department and have hired an assistant controller and a director of finance to oversee our foreign operations;

•	We replaced the consulting firm that had previously assisted us with Sarbanes-Oxley regulatory compliance efforts with a consulting firm that has more experience working with companies within our industry; and

•	We continue to actively recruit to fill open positions in accounting areas throughout the company;
     We believe that the actions described above and the resulting improvement in controls will ultimately remediate these material weaknesses and will strengthen our disclosure controls and procedures and our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     A shareholder derivative lawsuit (Kovalsky v. Robert P. Peebler, et al., No. 2005-17565) was filed on March 16, 2005 in the 189th Judicial District Court of Harris County, Texas, against certain of our officers and all of the members of our board of directors as defendants, and against us as a nominal defendant. The complaint alleges breach of the officers’ and directors’ fiduciary duties by failing to correct publicly reported financial results and guidance, abuse of control, gross mismanagement, unjust enrichment and corporate waste. The plaintiff seeks judgment against the defendants for unspecified damages sustained by the Company, restitution, disgorgement of profits, benefits and compensation allegedly obtained by the defendants and attorneys’ and experts’ fees and costs. The defendants intend to vigorously defend this lawsuit, and the defendants who have been served have filed general denials. In July 2005, the defendants filed a plea to the jurisdiction over the case contesting the plaintiff’s standing to sue because he did not make pre-suit demand on the board. The defendants have also objected to discovery requests served by the plaintiff on the same ground. Hearings on these motions took place in September 2005 and November 2005, respectively. As of the date of this filing, the judge has not yet ruled on either of the motions. Management believes that the ultimate resolution of this case will not have a material adverse impact on our financial condition, results of operations or liquidity.
     In October 2002, we filed a lawsuit against Paulsson Geophysical Services, Inc. (PGSI) and its owner in the 286th District Court for Fort Bend County, Texas, seeking recovery of approximately $0.7 million that was unpaid and due to us resulting from the sale of a custom-built product that PGSI had asked us to construct in 2001. After we filed suit to recover the PGSI receivable, PGSI alleged that the delivered custom product was defective and counter-claimed against us, asserting breach of contract, breach of warranty and other related causes of action. The case was initially tried to a jury during May 2004. The jury returned a verdict in June 2004, the results of which would not have supported a judgment awarding damages to either us or the defendants. In August 2004, the presiding judge overruled the jury verdict and ordered a new trial. The new trial commenced in March 2006 and the jury in the new trial returned a verdict on April 13, 2006 finding that both parties had breached their contract but that PGSI did not suffer any damages in connection with our breach. The parties are scheduled to appear before the presiding judge in May 2006 to enter the judgment.
     We have been named in various lawsuits or threatened actions that are incidental to our ordinary business. Such lawsuits and actions could increase in number as our business expands and we grow larger. Litigation is inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, cause us to incur costs and expenses, require significant amounts of management time and result in the diversion of significant operational resources. The results of these lawsuits and actions cannot be predicted with certainty. We currently believe that the ultimate resolution of these matters will not have a material adverse impact on our financial condition, results of operations or liquidity.
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
     Examples of other forward-looking statements contained in this report (or in such oral statements) include statements regarding:
•	expected revenues, operating profit and net income;

•	expected gross margins for our products and services;

•	future benefits to our customers to be derived from new products and services, such as FireFly;

•	future growth rates for certain of our products and services;

•	expectations of oil and gas company end-users purchasing our more expensive, more technologically advanced products and services;

•	the degree and rate of future market acceptance of our new products;

•	the timing of anticipated sales;

•	anticipated timing and success of commercialization and capabilities of products and services under development, and start-up costs associated with their development;

•	expected improved operational efficiencies from our Full-Wave Digital products and services;

•	success in integrating our acquired businesses;

•	expectations regarding future mix of business and future asset recoveries;

•	potential future acquisitions;

•	future levels of capital expenditures;

•	future cash needs and future sources of cash, including availability under our revolving line of credit facility;

•	the outcome of pending or threatened disputes and other contingencies;

•	future demand for seismic equipment and services;

•	future seismic industry fundamentals;

•	the adequacy of our future liquidity and capital resources;

•	future oil and gas commodity prices;

•	future opportunities for new products and projected research and development expenses;

•	future worldwide economic conditions;

•	expectations regarding realization of deferred tax assets;

•	anticipated results regarding accounting estimates we make; and

•	results from strategic alliances with third parties.
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
     Our operating results are subject to fluctuations from period to period, as a result of new product or service introductions, the timing of significant expenses in connection with customer orders, unrealized sales, levels of research and development activities in different periods, the product mix sold and the seasonality of our business. Because many of our products feature a high sales price and are technologically complex, we generally have experienced long sales cycles for these products and historically incur significant expense at the beginning of these cycles for component parts and other inventory necessary to manufacture a product in anticipation of a future sale, which may not ultimately occur. In addition, the revenues from our sales can vary widely from period to period due to changes in customer requirements. These factors can create fluctuations in our net sales and results of operations from period to period. Variability in our overall gross margins for any quarter, which depend on the percentages of higher-margin and lower-margin products and services sold in that quarter, compounds these uncertainties. As a result, if net sales or gross margins fall below expectations, our operating results and financial condition will likely be adversely affected. Additionally, our business can be seasonal in nature, with strongest demand typically in the fourth calendar quarter of each year.

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
     The introduction of new seismic technologies and products has traditionally involved long development cycles. Because our full-wave digital products incorporate new technologies, we have experienced slow market acceptance and market penetration for these products. For these reasons, and despite the fact that industry-wide demand for seismic services and equipment has increased in recent years, we have continued to be unable to foresee and predict from period to period with the certainty we have desired, estimated future sales volumes, revenues and margins for these new products.
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
     Our VectorSeis System Four Digital-Analog land data acquisition system, introduced in 2004, initially experienced operational problems in the field. During 2004, we introduced our VectorSeis Ocean system for seismic data acquisition using redeployable ocean bottom cable. The system was put into operation that year, but experienced a number of start-up functionality issues. As a result of the system’s recent development and advanced and complex nature, we expect to experience occasional operational issues from time to time in the future. Generally, until our products have been tested in the field under a wide variety of operational conditions, we cannot be certain that performance and service problems will not arise. Customers do occasionally experience issues and therefore there is a possibility that our new products may also suffer from similar issues. In that case, market acceptance of our new products could be delayed and our results of operations and financial condition could be adversely affected.

Weak demand or technological obsolescence could impair the value of our multi-client data library.
     We have invested significant amounts in acquiring and processing multi-client seismic survey data and expect to continue to do so for the foreseeable future. There is no assurance that we will recover all the costs of such surveys. Technological, regulatory or other industry or general economic developments could render all or portions of our multi-client data library obsolete or reduce its value. Additionally, our individual surveys have a book life of four years, so particular surveys may be subject to significant amortization even through sales of licenses associated with that survey are weak or non-existent, thus reducing our profits.
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
     During 2004, we implemented a number of procedures to strengthen our internal controls, including procedures to comply with the annual internal controls assessment and attestation requirements under Section 404 of the Sarbanes-Oxley Act of 2002 and the related SEC rules. During the second quarter of 2005, we implemented and enhanced certain internal control procedures regarding GXT’s accounting for its royalty expenses related to its multi-client data library. As a result of these procedures, we discovered errors in the calculation of royalty expenses for the three months ended March 31, 2005. In August 2005, we announced that for the three months ended March 31, 2005 we had understated our royalty expenses and liabilities by $795,000 and therefore restated the results of operations for that period. These inaccuracies caused our management to conclude that the inaccuracies constituted a material weakness in our internal control over financial reporting as of March 31, 2005. These errors in the calculation of GXT royalty expenses did not have a material impact upon our reported results for the year ended December 31, 2004, any interim periods in 2004, or any prior period.
     We announced in March 2006 that we were restating our consolidated financial statements for the year ended December 31, 2004 and those for the quarterly periods ended September 30, 2004, December 31, 2004, March 31, 2005, June 30, 2005 and September 30, 2005, as a result of incorrect application of certain accounting principles for revenue recognition by GXT in connection with licenses of its multi-client seismic survey data. We determined that the revenues from certain GXT multi-client data transactions in 2004 and the first three quarters of 2005 had been recognized by GXT upon the signing of customer letter agreements and delivery of the multi-client data, but prior to the receipt from the customer of a signed final master geophysical data license agreement and accompanying license supplement, which we determined was not in accordance with SEC guidance. As a result, we determined that the revenue from these licenses should not have been recognized by GXT until delivery of the data to the customer and receipt from the customer of a signed final master geophysical data license agreement and accompanying license supplement. This accounting error had a material impact on the timing of recognition of reported revenues from certain multi-client data license transactions during 2004 and the first three quarters of 2005. The impact of the financial restatement of 2004’s results of operations reduced revenues and net income for 2004 by approximately $6.7 million and $5.6 million, respectively, and increased our basic and diluted net loss per share by approximately $0.08. For a description of material weaknesses identified in our internal control over financial reporting at March 31, 2006, see Part I., Item 4. “Controls and Procedures.”
     While we believe that these internal control weaknesses will be remediated during 2006, we may continue to experience controls deficiencies or material weaknesses in the future, which could adversely impact the accuracy and timeliness of our future financial reporting and reports and filings we make with the SEC.
We have outsourcing arrangements with third parties to manufacture some of our products. If these third parties fail to deliver quality products or components at reasonable prices on a timely basis, we may alienate some of our customers and our revenues, profitability and cash flow may decline.
     We have increased our use of contract manufacturers as an alternative to our own manufacturing of products. We have outsourced the manufacturing of our vibrator vehicles, our towed marine streamers, our redeployable ocean bottom cables, various components of VectorSeis Ocean and certain electronic and ground components of our land acquisition systems. In addition, in December 2004, we sold to another company our Applied MEMS business that manufactures MEMS products that are a necessary component in many of our products. If, in implementing any outsource initiative, we are unable to identify contract manufacturers willing to contract with us on competitive terms and to devote adequate resources to fulfill their obligations to us or if we do not properly manage these relationships, our existing customer relationships may suffer. In addition, by undertaking these activities, we run the risk that the reputation and competitiveness of our products and services may deteriorate as a result of the reduction of our control over quality and delivery schedules. We also may experience supply interruptions, cost escalations and competitive disadvantages if our contract manufacturers fail to develop, implement, or maintain manufacturing methods appropriate for our products and customers.
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
The business of GXT may alienate a number of our traditional seismic contractor customers with whom GXT competes and adversely affect sales to and revenues from those customers.
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

INPUT/OUTPUT, INC.

By	/s/ Robert P. Peebler

Robert P. Peebler
President, Chief Executive Officer, and
Acting Chief Financial Officer
Date: May 10, 2006

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.