Form 10-Q/A
period 2005-06-30
INPUT OUTPUT INC
filed 2006-06-05
CIK 866609

FORM 10-Q/A
(Amendment No. 1)
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

INPUT/OUTPUT, INC. AND SUBSIDIARIES
EXPLANATORY NOTE
     This Form 10-Q/A (Amendment No. 1) amends our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, as initially filed with the Securities and Exchange Commission (the “SEC”) on August 15, 2005, and is being filed to reflect the restatement of our consolidated financial statements for the quarterly period ended June 30, 2005, as discussed in Note 1 of the Notes to Unaudited Consolidated Financial Statements contained herein. The restatements were necessitated principally due to an incorrect application of accounting principles for revenue recognition by the company’s GX Technology Corporation subsidiary in connection with license sales of its multi-client seismic survey data. On March 16, 2006, we announced that our previously reported consolidated financial statements as of and for the three and six months ended June 30, 2005 and the year ended December 31, 2004 should no longer be relied upon. Also, we included in our restated balance sheet at June 30, 2005 a deferred tax liability and a corresponding increase in goodwill related to the book and tax differences between the acquired intangible assets of Concept Systems, in addition to its deferred income tax expense impact on our results of operations for the three and six months ended June 30, 2005. The consolidated financial information contained in this Form 10-Q/A as of and for the three and six months ended June 30, 2005 reflects our restated results of operations for that three and six month period. Our consolidated balance sheet at December 31, 2004 has been updated to reflect the restatements and reclassifications as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the SEC on March 31, 2006. Our consolidated statement of cash flows for the six months ended June 30, 2005 has been restated resulting in changes within cash flows from operating activities, but no change to net cash used in operating activities. For additional information concerning the restatements, the accounting periods affected and the impact on the company’s results of operations and financial condition, see Note 1 of Notes to Unaudited Consolidated Financial Statements and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this Form 10-Q/A.
     As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Form 10-Q/A under Item 6 of Part II. For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Exchange Act, each item in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 that was affected by this Amendment No. 1 has been amended and replaced in its entirety. No attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the original Form 10-Q, except as required to reflect such amendments. This Amendment No. 1 does not reflect events, other than those relating to the restatements, that have occurred after August 15, 2005, the date the Quarterly Report on Form 10-Q was originally filed, except that the information and disclosure contained in Part I, Item 4. “Controls and Procedures” has been brought current to the date of this filing. Information with respect to events occurring after August 15, 2005 has been or will be set forth, as appropriate, in our subsequent periodic filings, including our Quarterly Reports on Form 10-Q and Form 10-Q/A, and Current Reports on Form 8-K. Any reference to facts and circumstances at a “current” date refer to such facts and circumstances as of such original filing date.

TABLE OF CONTENTS FOR FORM 10-Q/A
AMENDMENT NO. 1 TO FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2005

INPUT/OUTPUT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2005	2004
	(Restated)	(Restated)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$20,413	$14,935
Restricted cash	1,645	1,592
Accounts receivable, net	72,816	61,598
Current portion of notes receivable, net	10,185	10,784
Unbilled revenue	9,954	7,309
Inventories	83,877	86,659
Prepaid expenses and other current assets	12,964	7,974

Total current assets	211,854	190,851
Notes receivable	2,462	4,143
Non-current deferred income tax asset	1,113	1,113
Property, plant and equipment, net	28,555	46,051
Multi-client data library, net	9,233	10,025
Investments at cost	4,000	3,500
Goodwill	154,890	152,958
Intangible and other assets, net	70,596	77,453

Total assets	$482,703	$486,094

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt and lease obligations	$3,648	$6,564
Accounts payable	24,479	40,856
Accrued expenses	25,727	26,116
Deferred revenue	10,334	15,081
Deferred income tax liability	1,113	1,113

Total current liabilities	65,301	89,730
Long-term debt and lease obligations, net of current maturities	70,544	79,387
Non-current deferred income tax liability	5,078	5,529
Other long-term liabilities	4,561	2,688

Total liabilities	145,484	177,334

Cumulative convertible preferred stock	29,779	—

Stockholders’ equity:
Common stock, $0.01 par value; authorized 200,000,000 shares; outstanding 78,881,989 shares at June 30, 2005 and 78,561,675 shares at December 31, 2004, net of treasury stock	798	795
Additional paid-in capital	481,801	480,845
Accumulated deficit	(168,325)	(167,151)
Accumulated other comprehensive income	363	2,332
Treasury stock, at cost, 778,391 shares at June 30, 2005 and 784,009 shares at December 31, 2004	(5,777)	(5,844)
Unamortized restricted stock compensation	(1,420)	(2,217)

Total stockholders’ equity	307,440	308,760

Total liabilities and stockholders’ equity	$482,703	$486,094

See accompanying Notes to Unaudited Consolidated Financial Statements.

INPUT/OUTPUT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Restated)		(Restated)
	(In thousands, except per share data)
Net sales	$90,167	$62,326	$152,209	$98,614
Cost of sales	62,204	41,183	113,372	65,503

Gross profit	27,963	21,143	38,837	33,111

Operating expenses (income):
Research and development	4,779	4,722	9,334	8,505
Marketing and sales	7,522	5,016	15,009	8,314
General and administrative	6,494	5,852	12,799	10,545
Loss (gain) on sale of assets	81	(47)	76	(896)

Total operating expenses	18,876	15,543	37,218	26,468

Income from operations	9,087	5,600	1,619	6,643
Interest expense	(1,615)	(1,497)	(3,359)	(2,993)
Interest income	193	290	264	758
Other income	24	140	65	158

Income (loss) before income taxes	7,689	4,533	(1,411)	4,566
Income tax expense (benefit)	363	347	(852)	938

Net income (loss)	7,326	4,186	(559)	3,628
Preferred dividend	422	—	616	—

Net income (loss) applicable to common shares	$6,904	$4,186	$(1,175)	$3,628

Basic net income (loss) per common share	$0.09	$0.07	$(0.01)	$0.07

Weighted average number of common shares outstanding	78,745	57,074	78,694	54,596

Diluted net income (loss) per common share	$0.08	$0.07	$(0.01)	$0.07

Weighted average number of diluted common shares outstanding	93,565	71,425	78,694	55,005

See accompanying Notes to Unaudited Consolidated Financial Statements.

INPUT/OUTPUT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2005	2004
	(Restated)
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(559)	$3,628
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization (other than multi-client library)	13,004	5,811
Amortization of multi-client library	4,565	610
Amortization of restricted stock and other stock compensation	922	112
Reduction of tax reserves	(1,303)	—
Deferred income taxes	(158)	—
Bad debt expense	457	297
Loss (gain) on sale of fixed assets	76	(896)
Change in operating assets and liabilities:
Accounts and notes receivable	(9,895)	(18,924)
Unbilled revenue	(2,645)	(1,076)
Inventories	6,722	(6,083)
Accounts payable and accrued expenses	(17,917)	7,148
Deferred revenue	(5,058)	4,588
Other assets and liabilities	(5,670)	473

Net cash used in operating activities	(17,459)	(4,312)

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,462)	(1,722)
Investment in multi-client data library	(3,763)	—
Proceeds from the sale of fixed assets	30	1,588
Proceeds from collection of long-term note receivable	—	5,800
Business acquisition	—	(174,999)
Cash of acquired businesses	—	2,193
Investment at cost	(500)	—
Liquidation of Energy Virtual Partners, Inc.	—	117

Net cash used in investing activities	(6,695)	(167,023)

Cash flows from financing activities:
Borrowings under revolving line of credit	2,057	—
Payments on notes payable, long-term debt and lease obligations	(3,965)	(2,165)
Net proceeds from issuance of common stock	—	150,066
Net proceeds from preferred stock offering	29,779	—
Payment of preferred dividends	(616)	—
Return of deposit securing a letter of credit	1,500	—
Proceeds from employee stock purchases and exercise of stock options	1,148	408
Purchases of treasury stock	(81)	(79)

Net cash provided by financing activities	29,822	148,230

Effect of change in foreign currency exchange rates on cash and cash equivalents	(190)	(337)

Net increase (decrease) in cash and cash equivalents	5,478	(23,442)
Cash and cash equivalents at beginning of period	14,935	59,507

Cash and cash equivalents at end of period	$20,413	$36,065

See accompanying Notes to Unaudited Consolidated Financial Statements.

INPUT/OUTPUT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation and Restatement
     The consolidated balance sheet of Input/Output, Inc. and its subsidiaries (collectively referred to as the “Company” or “I/O”) at December 31, 2004 (restated – see below) has been derived from the Company’s audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 2005 (restated – see below), the consolidated statements of operations for the three and six months ended June 30, 2005 (restated – see below) and 2004, and the consolidated statements of cash flows for the six months ended June 30, 2005 (restated – see below) and 2004 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2005 (restated – see below) are not necessarily indicative of the operating results for a full year or of future operations.
     These consolidated financial statements have been prepared using accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States have been omitted. The accompanying consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which reflects the restatement of the consolidated financial statements as of and for the year ended December 31, 2004. Certain amounts previously reported in the consolidated financial statements have been reclassified to conform to the current period’s presentation.
Restatement of Consolidated Financial Statements as of and for the Three and Six Months Ended June 30, 2005
     The Company’s consolidated balance sheet at June 30, 2005 and December 31, 2004 and the consolidated statements of operations for the three and six months ended June 30, 2005 and the consolidated statement of cash flows for the six months ended June 30, 2005 have been restated as a result of incorrect application of accounting principles for revenue recognition by the Company’s subsidiary, GX Technology Corporation (GXT), in connection with license sales of GXT’s multi-client seismic survey data. The Company has included in its restated balance sheet at June 30, 2005 and December 31, 2004 a deferred tax liability and a corresponding increase in goodwill related to book and tax differences of the intangible assets of its Concept Systems Holding Limited (Concept Systems) subsidiary, which had been acquired by the Company in 2004, in addition to its deferred income tax expense impact on the Company’s results of operations for the three and six months ended June 30, 2005. Also, the Company’s balance sheet at December 31, 2004 has been updated to reflect the restatements and reclassifications as previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the SEC on March 31, 2006.
     GXT was acquired by the Company in June 2004; therefore, GXT’s internal control over financial reporting was excluded from management’s assessment of the Company’s internal control over financial reporting as of December 31, 2004. In the process of assessing GXT’s internal controls in connection with the preparation of the 2005 consolidated financial statements the Company determined that GXT’s policies and procedures for timing of recognizing revenue generated from licenses of multi-client seismic survey data were not in accordance with generally accepted accounting principles. The Company determined that the revenues from certain GXT multi-client data transactions in 2004 and the first three quarters of 2005 were recognized by GXT upon the signing of customer letter agreements and delivery of the multi-client data, but prior to the receipt from the customer of a signed final master geophysical data license agreement and accompanying license supplement. As there was not adequate evidence of a final license arrangement, the Company determined that the revenue from these transactions should not have been recognized by GXT until delivery of the data to the customer and the receipt from the customer of a signed final master geophysical data license agreement and accompanying license supplement.

A summary of the restatements included in this amended filing are the following:

	As Previously
	Reported	Adjustments	As Restated
	(In thousands, except share and per share data)
Balance Sheet as of June 30, 2005:
Unbilled revenue	$12,854	$(2,900)	$9,954
Total current assets	214,754	(2,900)	211,854
Non-current deferred income tax asset	—	1,113	1,113
Multi-client data library, net	9,542	(309)	9,233
Goodwill	148,998	5,892	154,890
Intangible and other assets, net	71,050	(454)	70,596
Total assets	479,361	3,342	482,703
Accrued expenses	25,942	(215)	25,727
Deferred revenue	7,924	2,410	10,334
Deferred income tax liability	—	1,113	1,113
Total current liabilities	61,993	3,308	65,301
Non-current deferred income tax liability	—	5,078	5,078
Total liabilities	137,098	8,386	145,484
Accumulated deficit	(163,081)	(5,244)	(168,325)
Accumulated other comprehensive (loss) income	163	200	363
Total stockholders’ equity	312,484	(5,044)	307,440
Total liabilities and stockholders’ equity	479,361	3,342	482,703

Statement of Operations for the three months ended June 30, 2005:
Net sales	$84,024	$6,143	$90,167
Cost of sales	60,600	1,604	62,204
Gross profit	23,424	4,539	27,963
Marketing and sales	7,281	241	7,522
Total operating expenses	18,635	241	18,876
Income from operations	4,789	4,298	9,087
Income before income taxes	3,391	4,298	7,689
Income tax expense (benefit)	521	(158)	363
Net income (loss)	2,870	4,456	7,326
Net income (loss) applicable to common shares	2,448	4,456	6,904
Basic net income (loss) per common share	0.03	0.06	0.09
Diluted net income (loss) per common share	0.03	0.05	0.08
Weighted average number of diluted common shares outstanding	79,676	13,889	93,565

Statement of Operations for the six months ended June 30, 2005:
Net sales	$150,861	$1,348	$152,209
Cost of sales	112,298	1,074	113,372
Gross profit	38,563	274	38,837
Marketing and sales	14,967	42	15,009
Total operating expenses	37,176	42	37,218
Income from operations	1,387	232	1,619
Income (loss) before income taxes	(1,643)	232	(1,411)
Income tax expense (benefit)	(694)	(158)	(852)
Net income (loss)	(949)	390	(559)
Net income (loss) applicable to common shares	(1,565)	390	(1,175)
Basic and diluted net income (loss) per common share	(0.02)	0.01	(0.01)

Statement of Cash Flows for the six months ended June 30, 2005:
Net income (loss)	$(949)	$390	$(559)
Amortization of multi-client library	3,793	772	4,565
Deferred income taxes	—	(158)	(158)

	As Previously
	Reported	Adjustments	As Restated
	(In thousands, except share and per share data)
Unbilled revenue	(5,545)	2,900	(2,645)
Accounts payable and accrued expenses	(18,261)	344	(17,917)
Deferred revenue	(810)	(4,248)	(5,058)

Balance Sheet as of December 31, 2004:
Non-current deferred income tax asset	$480	$633	$1,113
Multi-client data library, net	9,572	453	10,025
Goodwill	147,066	5,892	152,958
Total assets	479,116	6,978	486,094
Accrued expenses	26,686	(570)	26,116
Deferred revenue	8,423	6,658	15,081
Deferred income tax liability	—	1,113	1,113
Total current liabilities	82,529	7,201	89,730
Non-current deferred income tax liability	—	5,529	5,529
Total liabilities	164,604	12,730	177,334
Accumulated deficit	(161,516)	(5,635)	(167,151)
Accumulated other comprehensive income (loss)	2,449	(117)	2,332
Total stockholders’ equity	314,512	(5,752)	308,760
Total liabilities and stockholders’ equity	479,116	6,978	486,094
(2) Summary of Significant Accounting Policies and Estimates
     Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 for a complete discussion of the Company’s significant accounting policies and estimates.
     In the first quarter of 2005, the Company determined that the estimated useful economic life of its multi-client data library is four years from the date a multi-client data library becomes available for commercial sale. Prior to the first quarter of 2005, the estimated useful life of a multi-client data library once it became available for commercial sale was two years for 2-D projects and three years for 3-D projects. Therefore, the Company’s method of amortizing the costs of a multi-client data library available for commercial sale is the greater of (i) the percentage of actual revenue to the total estimated revenue multiplied by the estimated total cost of the project or (ii) the straight-line basis over a four-year period. The change in estimate was determined based upon the further historical experience of GXT in marketing and selling its multi-client data libraries, in addition to a review of industry standards regarding such useful economic lives. The change did not have a material impact to the Company’s results of operations during the six months ended June 30, 2005.
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

	As Previously			As Previously
	Reported Pro			Reported Pro
	forma		Pro forma	forma		Pro forma
	Three Months		Three Months	Six Months		Six Months
	Ended		Ended	Ended		Ended
	June 30, 2004	Adjustment	June 30, 2004	June 30, 2004	Adjustment	June 30, 2004
Net sales	$74,915	$—	$74,915	$132,677	$—	$132,677
Income from operations	$3,573	$(401)	$3,172	$5,064	$(454)	$4,610
Net income applicable to common shares	$1,979	$(446)	$1,533	$3,158	$(2,016)	$1,142
Basic net income per common share	$0.03	$(0.01)	$0.02	$0.04	$(0.02)	$0.02
Diluted net income per common share	$0.03	$(0.01)	$0.02	$0.04	$(0.03)	$0.01
(4) Stock-Based Compensation
     The Company has elected to continue to follow the intrinsic value method of accounting for equity-based compensation as prescribed by APB Opinion No. 25. If the Company had adopted SFAS No. 123, net income (loss) applicable to common shares, basic and diluted net income (loss) per common share for the periods presented would have changed as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Restated)		(Restated)
Net income (loss) applicable to common shares	$6,904	$4,186	$(1,175)	$3,628
Add: Stock-based employee compensation expense included in reported net income (loss) applicable to common shares	486	73	922	112
Deduct: Stock-based employee compensation expense determined under fair value methods for all awards	(1,367)	(628)	(2,682)	(1,222)

Pro forma net income (loss) applicable to common shares	$6,023	$3,631	$(2,935)	$2,518

Basic net income (loss) per common share – as reported	$0.09	$0.07	$(0.01)	$0.07

Diluted net income (loss) per common share – as reported	$0.08	$0.07	$(0.01)	$0.07

Pro forma basic net income (loss) per common share	$0.08	$0.06	$(0.04)	$0.05

Pro forma diluted net income (loss) per common share	$0.06	$0.06	$(0.04)	$0.05

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

     A summary of segment information for the three and six months ended June 30, 2005 and 2004 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Restated)		(Restated)
Net sales:
Land Imaging Systems	$37,445	$36,637	$68,002	$57,275
Marine Imaging Systems	16,773	13,095	27,646	24,554
Data Management Solutions	3,700	4,685	6,851	6,966
Seismic Imaging Solutions	32,249	7,672	49,710	9,179
Corporate and Other	—	237	—	640

Total	$90,167	$62,326	$152,209	$98,614

Income (loss) from operations:
Land Imaging Systems	$4,762	$5,948	$7,820	$7,608
Marine Imaging Systems	4,406	2,383	5,499	5,173
Data Management Solutions	478	1,189	354	2,110
Seismic Imaging Solutions	6,155	2,615	1,050	2,696
Corporate and Other	(6,714)	(6,535)	(13,104)	(10,944)

Total	$9,087	$5,600	$1,619	$6,643

     A summary of net sales by products and services is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Restated)		(Restated)
Equipment and system sales	$51,680	$49,002	$91,153	$80,148
Multi-client data library sales (including underwriting revenues)	17,122	4,383	24,854	4,383
Imaging services	15,051	3,192	24,334	4,166
Other revenues	6,314	5,749	11,868	9,917

Total	$90,167	$62,326	$152,209	$98,614

(6) Accounts and Notes Receivable
     A summary of accounts receivable is as follows (in thousands):

	June 30,	December 31,
	2005	2004
Accounts receivable, principally trade	$76,000	$64,751
Less allowance for doubtful accounts	(3,184)	(3,153)

Accounts receivable, net	$72,816	$61,598

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
     The Series D-1 Preferred Stock may be converted, at the holder’s election, into 3,812,428 shares of the Company’s common stock, subject to adjustment, at an initial conversion price of $7.869 per share, also subject to adjustment in certain events. Also, commencing on February 17, 2007, the holder has the right to redeem all or part of the Series D-1 Preferred Stock. The Company may satisfy its redemption obligations either in cash or by the issuance of the Company’s common stock, calculated based upon the prevailing market price, but not less than $4.45, of the Company’s common stock at the time of redemption.
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
(11) Net Income (Loss) per Common Share
     Basic net income (loss) per common share is computed by dividing net income (loss) applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is determined on the assumption that outstanding dilutive stock options have been exercised and the aggregate proceeds were used to reacquire common stock using the average price of such common stock for the period. The total number of options outstanding at June 30, 2005 and 2004 were 7,093,876 and 9,013,446, respectively. The Company has outstanding $60.0 million of convertible senior notes, for which 13,888,890 common shares may be acquired upon their full conversion. The convertible notes are dilutive for the three months ended June 30, 2005 and June 30, 2004, and therefore are included in the diluted net income per common share for those periods. However, the convertible notes are anti-dilutive for the six months ended June 30, 2005 and the six months ended June 30, 2004 and have been excluded from the diluted net income per common share for those periods. In February 2005, the Company issued the Series D-1 Preferred Stock, which may be converted, at the holder’s election, into 3,812,428 total common shares. The Series D-1 Preferred Stock is anti-dilutive for the periods outstanding and has been excluded from the diluted net income per common share.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Restated)		(Restated)

Net income (loss) applicable to common shares	$6,904	$4,186	$(1,175)	$3,628
Income impact of assumed convertible debt conversion	654	648	—	—

Net income (loss) after impact of assumed convertible debt conversion	$7,558	$4,834	$(1,175)	$3,628

Weighted average number of common shares outstanding	78,744,692	57,073,916	78,694,481	54,596,409
Effect of convertible debt conversion	13,888,890	13,888,890	—	—
Effect of dilutive stock options	931,481	462,282	—	408,168

Weighted average number of diluted common shares outstanding	93,565,063	71,425,088	78,694,481	55,004,577

Basic net income (loss) per common share	$0.09	$0.07	$(0.01)	$0.07

Diluted net income (loss) per common share	$0.08	$0.07	$(0.01)	$0.07

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
(13) Comprehensive Net Income (Loss)
     The components of comprehensive net income (loss) are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Restated)		(Restated)
Net income (loss) applicable to common shares	$6,904	$4,186	$(1,175)	$3,628
Foreign currency translation adjustment	(1,160)	(330)	(1,969)	(713)

Comprehensive net income (loss)	$5,744	$3,856	$(3,144)	$2,915

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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Restatement
     See Note 1 to Unaudited Consolidated Financial Statements for explanation regarding the restatement of our consolidated financial statements as of and for the three and six months ended June 30, 2005.

     The restatement was necessitated principally due to the incorrect application of accounting principles for revenue recognition by our subsidiary, GX Technology Corporation (GXT), in connection with license sales of GXT’s multi-client seismic survey data. The principal effects of the restatement on our historical results of operations for the accounting periods affected have been to shift amounts of revenue and associated costs and expenses recognized from these multi-client license transactions to subsequent accounting periods. For the three months ended June 30, 2005, the restatement increased our consolidated net sales from $84.0 million to $90.2 million, increased our gross profit from $23.4 million to $28.0 million and increased our net income applicable to common shares from $2.4 million ($0.03 per common share (diluted)) to $6.9 million ($0.08 per common share (diluted)). For the six months ended June 30, 2005, the restatement increased our consolidated net sales from $150.9 million to $152.2 million, increased our gross profit from $38.6 million to $38.8 million and decreased our net loss applicable to common shares from ($1.6) million ($0.02 loss per common share (diluted)) to ($1.2) million ($0.01 per common share (diluted)). Our consolidated statement of cash flows for the six months ended June 30, 2005 has been restated resulting in changes within cash flows from operating activities, but no change to net cash used in operating activities. Also, our consolidated balance sheets at June 30, 2005 and December 31, 2004 have been restated to include a deferred tax liability and a corresponding increase in goodwill related to book and tax differences between the intangible assets of our Concept Systems Holding Limited (Concept Systems) subsidiary, which we had acquired in 2004.
Executive Summary
     We are a leading seismic services company, providing seismic data acquisition equipment, software and planning and seismic processing services to the global oil and gas industry. During 2004, we accomplished a major repositioning of our business. Formerly, we were primarily an equipment and technology provider; now we offer our customers full-seismic imaging solutions. In February 2004, we acquired Concept Systems, an Edinburgh, Scotland-based provider of software, systems and services for towed streamer, seabed and land seismic operations. In June 2004, we acquired GX Technology Corporation (GXT), a leading provider of seismic imaging technology, data processing and subsurface imaging services to oil and gas companies. Both acquisitions were completed as part of our strategy to expand the range of products and services we can provide to our existing customers and new end-user customers.
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

     We operate our company through four business segments: Land Imaging Systems, Marine Imaging Systems, Data Management Solutions and Seismic Imaging Solutions. The following table provides an overview of key financial metrics for our company as a whole and our four business segments during the three and six months ended June 30, 2005 compared to those periods one year ago (in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2005		2004		2005	2004
	(Restated)				(Restated)
Net sales:
Land Imaging Systems	$37,445		$36,637		$68,002	$57,275
Marine Imaging Systems	16,773		13,095		27,646	24,554
Data Management Solutions	3,700		4,685		6,851	6,966
Seismic Imaging Solutions	32,249		7,672		49,710	9,179
Corporate and Other	—		237		—	640

Total	$90,167		$62,326		$152,209	$98,614

Income (loss) from operations:
Land Imaging Systems	$4,762		$5,948		$7,820	$7,608
Marine Imaging Systems	4,406		2,383		5,499	5,173
Data Management Solutions	478		1,189		354	2,110
Seismic Imaging Solutions	6,155		2,615		1,050	2,696
Corporate and Other	(6,714	)*	(6,535	)*	(13,104)*	(10,944	)*

Total	$9,087		$5,600		$1,619	$6,643

Net income (loss) applicable to common shares	$6,904		$4,186		$(1,175)	$3,628
Basic net income (loss) per common share	$0.09		$0.07		$(0.01)	$0.07
Diluted net income (loss) per common share	$0.08		$0.07		$(0.01)	$0.07

*	Represents corporate general and administrative expenses not allocated to any segment.
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
Results of Operations
     The following descriptions of our results of operations for the three and six month periods ended June 30, 2005 reflect the restated financial data for those periods.
     Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
     Net Sales: Net sales of $90.2 million for the three months ended June 30, 2005 increased $27.8 million, compared to the corresponding period in 2004, due principally to the acquisition of GXT. Land Imaging Systems’ net sales increased slightly, by $0.8 million, to $37.4 million compared to $36.6 million in the corresponding period in 2004. This increase was due to an increase in our land acquisition system and vibrator truck sales, partially offset by a decline in our Sensor geophone sales. Due to a strong marine seismic market, Marine Imaging System’s net sales increased $3.7 million to $16.8 million compared to $13.1 million in the corresponding period in 2004.

     Seismic Imaging Solutions’ net sales increased $24.5 million, to $32.2 million compared to $7.7 million in the corresponding period in 2004, due to our acquisition of GXT in June 2004. GXT contributed $30.3 million to our net sales for the three months ending June 30, 2005, compared to $5.6 million in the corresponding period in 2004. GXT’s backlog of processing projects has improved significantly since the end of 2004. Concept Systems contributed $3.7 million to our net sales for the second quarter, compared to $4.7 million in the corresponding period in 2004. The decrease in net sales of Concept Systems is the result of one contract to a Chinese customer delivered during the three months ended March 31, 2004, that had a greater than normal amount of software and hardware.
     Gross Profit and Gross Profit Percentage: Gross profit of $28 million for the three months ended June 30, 2005 increased $6.8 million, compared to the corresponding period in 2004. Gross profit percentage for the three months ended June 30, 2005 was 31% compared to 34% in 2004. The decline in our gross margin percentages was primarily due to pricing pressures on our land acquisition systems related to entering new markets and low processing margins at GXT due to their excess processing capacity during the quarter.
     Marketing and Sales: Marketing and sales expense of $7.5 million for the three months ended June 30, 2005 increased $2.5 million, compared to the corresponding period in 2004. The increase is primarily a result of the acquisition of GXT in June 2004, which added $2.3 million to our marketing and sales expense compared to $0.7 million for the same period in 2004. Excluding the expenses of GXT, our sales and marketing expenses increased primarily related to an increase in sales personnel, an increase in business development personnel within our product groups, an increase in corporate marketing and advertising expenses and expenses related to our sales representative offices in Moscow and Beijing. We intend to continue investing significant sums in our marketing efforts as we penetrate markets for our new products.
     Income Tax Expense: Income tax expense for the three months ended June 30, 2005 was $0.4 million compared to an income tax expense of $0.3 million for the three months ended June 30, 2004. Income tax expense reflected only state and foreign taxes, since we continue to maintain a valuation allowance for substantially all of our net deferred tax assets.
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
     Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
     Net Sales: Net sales of $152.2 million for the six months ended June 30, 2005 increased $53.6 million, compared to the corresponding period in 2004 due principally to the acquisition of GXT. Land Imaging Systems’ net sales increased by $10.7 million, to $68.0 million compared to $57.3 million in the corresponding period in 2004. This increase was due to an increase in our land acquisition system and vibrator truck sales, partially offset by the decline in our Sensor geophone sales. Marine Imaging System’s net sales increased $3.1 million to $27.6 million, compared to $24.5 million in the corresponding period in 2004 due to a strong marine seismic market.
     Seismic Imaging Solutions’ net sales increased $40.5 million, to $49.7 million compared to $9.2 million in the corresponding period in 2004, due to our acquisition of GXT in June 2004. GXT contributed $46.2 million to our net sales for the six months ended June 30, 2005, compared to $5.6 million in the corresponding period in 2004. Concept Systems, which we acquired in February 2004, contributed $6.9 million to our net sales for the six months ended June 30, 2005, compared to $7.0 million in the corresponding period in 2004.
     Gross Profit and Gross Profit Percentage: Gross profit of $38.8 million for the six months ended June 30, 2005 increased $5.7 million above the gross profit for the corresponding period in 2004. Gross profit percentage for the six months ended June 30, 2005 was 26% compared to 34% in 2004. The decline in our gross margin percentages is primarily due to pricing pressures on land acquisition systems related to entering new markets and low processing margins at GXT due to their excess processing capacity during the period. A higher mix of lower margin vibrator truck sales during the periods of comparison also lowered the gross profit percentage.
     Marketing and Sales: Marketing and sales expense of $15.0 million for the six months ended June 30, 2005 increased $6.7 million compared to the corresponding period in 2004. The increase is primarily a result of the acquisition of GXT in June 2004. Excluding the expenses of GXT, our sales and marketing expenses reflect additional sales personnel, an increase in business development personnel within our product groups, an increase in corporate marketing and advertising expenses and expenses related to our sales representative offices in Moscow and Beijing. We intend to continue investing significant sums in our marketing efforts as we penetrate markets for our new products.
     General and Administrative: General and administrative expense of $12.8 million for the six months ended June 30, 2005 increased $2.3 million compared to the corresponding period in 2004. The increase in general and administrative expense is partially a result of the acquisition of GXT in June 2004, which added $1.1 million to our general and administrative expenses compared to $0.1 million to the corresponding period in 2004. The remainder of the increase was primarily related to fees associated with the implementation of requirements under Section 404 of the Sarbanes-Oxley Act of 2002.
     Income Tax (Benefit) Expense: Income tax benefit for the six months ended June 30, 2005 was $0.9 million compared to an income tax expense of $0.9 million for the six months ended June 30, 2004. This benefit was primarily due to the closure of a foreign tax matter, which resulted in a $1.3 million reduction in our reserve for that matter. Excluding this tax benefit, income tax expense for the six months ended June 30, 2005 and 2004 reflected only state and foreign taxes, since we continue to maintain a valuation allowance for substantially all of our net deferred tax assets.
Liquidity and Capital Resources
     The cash flow information described below reflects the restatement of our consolidated financial statements for the six months ended June 30, 2005.
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
     We announced in March 2006 that we were restating our consolidated financial statements for the year ended December 31, 2004 and those for the quarterly periods ended September 30, 2004, December 31, 2004, March 31, 2005 June 30, 2005 and September 30, 2005, as a result of incorrect application of accounting principles for revenue recognition by GXT in connection with licenses of its multi-client seismic survey data. We determined that the revenues from certain GXT multi- client data transactions in 2004 and the first three quarters of 2005 were recognized by GXT upon the signing of customer letter agreements and delivery of the multi-client data, but prior to the receipt from the customer of a signed final master geophysical data license agreement and accompanying license supplement. This accounting error had a material impact on the timing of recognition of reported revenues from certain multi-client data license transactions during 2004 and the first three quarters of 2005. The impact of the financial restatement of 2004’s results of operations reduced revenues and net income for 2004 by approximately $6.7 million and $5.6 million, respectively, and increased our basic and diluted net loss per share by approximately $0.08. For a description of material weakness in our internal control over financial reporting identified at December 31, 2005 and determined to have existed at June 30, 2005, see Item 4. “Controls and Procedures.”
     We may experience controls deficiencies or material weakness in the future which could adversely impact the accuracy and timeliness of our future reporting and reports and filings we make with the SEC.
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
     • Weakness in the design and operation of controls to prevent unauthorized purchases by members of our senior management (due to certain fraudulent activities conducted by our former chief information officer); and
     • Weakness in our oversight and monitoring controls over financial reporting that resulted from the limited number of experienced personnel on our accounting staff, including the continuing absence of a chief financial officer following the resignation of our prior chief financial officer in December 2005.
     Because of these material weaknesses, our management concluded that as of December 31, 2005, we did not maintain effective internal control over financial reporting based on the COSO criteria. In addition, because these material weaknesses were also determined to have existed as of June 30, 2005, our principal executive and principal financial officer, in re-evaluating our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as they existed at that date, concluded that our disclosure controls and procedures were not effective as of June 30, 2005 to ensure that the information required to be disclosed by our company in the reports that it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
     Changes in Internal Control Over Financial Reporting. Since our acquisition of GXT in June 2004, we have made numerous changes to GXT’s internal controls over financial reporting in addition to making changes to certain key finance and accounting personnel at GXT.
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
     As a result of these procedures implemented at GXT during the second quarter of 2005, we identified and determined that $795,000 of GXT royalty expense should have been recorded in the first quarter of 2005 instead of in the second quarter of

2005. However, because the controls in effect at GXT at March 31, 2005 regarding the calculation and recording of GXT royalty expenses did not effectively and timely confirm the accuracy of GXT’s royalty expense calculations, we determined that there was a material weakness in our internal control over financial reporting as of March 31, 2005 regarding the calculation and recording of GXT royalty expenses, as currently defined by the Public Company Accounting Oversight Board. In August 2005, we restated the financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 by filing a Form 10-Q/A Amendment No. 1 to such Form 10-Q to reflect the correction of these errors.
     We believe that as a result of certain procedures implemented during the second quarter of 2005 and the hiring of additional accounting personnel as discussed above, the control weakness at GXT related to calculation and recording of its royalty expenses had been remediated by June 30, 2005.
     Except for the changes made to GXT’s internal controls and processes as a result of our evaluations of GXT’s internal controls, there were no changes in our internal control over financial reporting during the quarterly period ended June 30, 2005 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting at the reasonable assurance level.
PART II — OTHER INFORMATION
Item 6. Exhibits
*3.1	Certificate of Amendment to Certificate of Incorporation.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

*Previously filed with original report

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INPUT/OUTPUT, INC.
	By:	/s/ Robert P. Peebler
Robert P. Peebler
President and Chief Executive Officer
Date: June 5, 2006

EXHIBIT INDEX

Exhibit No.	Description

*3.1	Certificate of Amendment to Certificate of Incorporation.

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

* Previously filed with original report.