Form 10-Q/A
period 2005-09-30
INPUT OUTPUT INC
filed 2006-06-05
CIK 866609

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes: ☐   No: ☒

At October 28, 2005, there were 79,679,577 shares of common stock, par value $0.01 per share, outstanding.

INPUT/OUTPUT, INC. AND SUBSIDIARIES

EXPLANATORY NOTE

This Form 10-Q/A (Amendment No. 1) amends our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, as initially filed with the Securities and Exchange Commission (the “SEC”) on November 9, 2005, and is being filed to reflect the restatement of our consolidated financial statements for the quarterly periods ended September 30, 2005 and 2004, as discussed in Note 1 of the Notes to Unaudited Consolidated Financial Statements contained herein. The restatements were necessitated due to an incorrect application of accounting principles for revenue recognition by the company’s GX Technology Corporation subsidiary in connection with license sales of its multi-client seismic survey data. On March 16, 2006, we announced that our previously reported consolidated financial statements as of and for the three and nine months ended September 30, 2005 and 2004 and the year ended December 31, 2004 should no longer be relied upon. Also, we included in our restated balance sheet at September 30, 2005 a deferred tax liability and a corresponding increase in goodwill related to the book and tax differences between the acquired intangible assets of Concept Systems, in addition to its deferred income tax expense impact on our results of operations for the three and nine months ended September 30, 2005. The consolidated financial information contained in this Form 10-Q/A as of and for the three and nine months ended September 30, 2005 and 2004 reflects our restated results of operations for those three and nine month periods. Our consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004 have been restated resulting in changes within cash flows from operating activities, but no changes to net cash used in operating activities. Our consolidated balance sheet at December 31, 2004 has been updated to reflect the restatements and reclassifications as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the SEC on March 31, 2006. For additional information concerning the restatements, the accounting periods affected and the impact on the company’s results of operations and financial condition, see Note 1 of Notes to Unaudited Consolidated Financial Statements and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this Form 10-Q/A.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Form 10-Q/A under Item 6 of Part II. For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Exchange Act, each item in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 that was affected by this Amendment No. 1 has been amended and replaced in its entirety.   No attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the original Form 10-Q, except as required to reflect such amendments. This Amendment No. 1 does not reflect events, other than those relating to the restatements, that have occurred after November 9, 2005, the date the Quarterly Report on Form 10-Q was originally filed, except that the information and disclosure contained in Part I, Item 4. “Controls and Procedures” has been brought current to the date of this filing. Information with respect to events occurring after November 9, 2005 has been or will be set forth, as appropriate, in our subsequent periodic filings, including our Quarterly Reports on Form 10-Q and Form 10-Q/A, and Current Reports on Form 8-K. Any reference to facts and circumstances at a “current” date refer to such facts and circumstances as of such original filing date.

TABLE OF CONTENTS FOR FORM 10-Q/A

AMENDMENT NO. 1 TO FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2005

INPUT/OUTPUT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2005	December 31, 2004
	(Restated)	(Restated)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$15,682	$14,935
Restricted cash	2,372	1,592
Accounts receivable, net	88,535	61,598
Current portion of notes receivable, net	11,084	10,784
Unbilled receivables	13,500	7,309
Inventories	82,561	86,659
Prepaid expenses and other current assets	12,621	7,974
Total current assets	226,355	190,851
Notes receivable	7,542	4,143
Non-current deferred income tax asset	1,113	1,113
Property, plant and equipment, net	24,438	46,051
Multi-client data library, net	15,935	10,025
Investments at cost	4,000	3,500
Goodwill	154,890	152,958
Intangible and other assets, net	70,039	77,453
Total assets	$504,312	$486,094

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt and lease obligations	$4,564	$6,564
Accounts payable	24,479	40,856
Accrued expenses	29,351	26,116
Deferred revenue	22,674	15,081
Deferred income tax liability	1,113	1,113
Total current liabilities	82,181	89,730
Long-term debt and lease obligations, net of current maturities	71,418	79,387
Non-current deferred income tax liability	4,567	5,529
Other long-term liabilities	4,887	2,688
Total liabilities	163,053	177,334

Cumulative convertible preferred stock	29,800	—

Stockholders’ equity:
Common stock, $0.01 par value; authorized 200,000,000 shares; outstanding 79,670,553 shares at September 30, 2005, and 78,561,675 shares at December 31, 2004, net of treasury stock	805	795
Additional paid-in capital	487,112	480,845
Accumulated deficit	(165,598)	(167,151)
Accumulated other comprehensive (loss) income	(149)	2,332
Treasury stock, at cost, 795,582 shares at September 30, 2005, and 784,009 shares at December 31, 2004	(5,920)	(5,844)
Unamortized restricted stock compensation	(4,791)	(2,217)
Total stockholders’ equity	311,459	308,760
Total liabilities and stockholders’ equity	$504,312	$486,094

See accompanying Notes to Unaudited Consolidated Financial Statements.

INPUT/OUTPUT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
	(In thousands, except per share amounts)

Net sales	$79,508	$76,761	$231,717	$175,374
Cost of sales	55,683	62,476	169,053	127,978
Gross profit	23,825	14,285	62,664	47,396
Operating expenses (income):
Research and development	4,814	5,374	14,148	13,880
Marketing and sales	7,565	7,198	22,575	15,511
General and administrative	6,429	11,530	19,227	22,074
(Gain) loss on sale of assets	(1)	(2,498)	75	(3,394)
Total operating expenses	18,807	21,604	56,025	48,071
Income (loss) from operations	5,018	(7,319)	6,639	(675)
Interest expense	(1,367)	(1,623)	(4,726)	(4,616)
Interest income	218	261	482	1,020
Other income (expense)	(4)	36	61	192
Income (loss) before income taxes	3,865	(8,645)	2,456	(4,079)
Income tax expense (benefit)	650	305	(202)	1,243
Net income (loss)	3,215	(8,950)	2,658	(5,322)
Preferred stock dividends and accretion	488	—	1,104	—
Net income (loss) applicable to common shares	$2,727	$(8,950)	$1,554	$(5,322)
Earnings per share:
Basic	$0.03	$(0.12)	$0.02	$(0.09)
Diluted	$0.03	$(0.12)	$0.02	$(0.09)
Weighted average number of common shares outstanding:
Basic	79,313	76,419	78,903	61,924
Diluted	80,646	76,419	79,957	61,924

See accompanying Notes to Unaudited Consolidated Financial Statements.

INPUT/OUTPUT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2005	2004
	(Restated)	(Restated)
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$2,658	$(5,322)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization (other than multi-client library)	18,292	11,305
Amortization of multi-client library	5,521	2,731
Amortization of restricted stock and other stock compensation	1,707	435
Reduction of tax reserves	(1,393)	—
Deferred income tax	(544)	—
Bad debt expense	473	5,708
Loss (gain) on sale of fixed assets	75	(3,394)
Change in operating assets and liabilities:
Accounts and notes receivable	(31,964)	(32,865)
Unbilled receivables	(6,191)	728
Inventories	10,885	(10,760)
Accounts payable and accrued expenses	(15,086)	17,493
Deferred revenue	7,281	5,956
Other assets and liabilities	(2,980)	733
Net cash used in operating activities	(11,266)	(7,252)

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,233)	(3,717)
Investment in multi-client data library	(11,431)	(1,083)
Proceeds from the sale of fixed assets	37	4,504
Investment at cost	(500)	—
Acquisition of intellectual property rights	(1,850)	—
Proceeds from collection of long-term note receivable	—	5,800
Business acquisition	—	(176,731)
Cash of acquired businesses	—	2,193
Liquidation of Energy Virtual Partners, Inc.	—	117
Net cash used in investing activities	(17,977)	(168,917)

Cash flows from financing activities:
Net borrowings under revolving line of credit	3,585	—
Payments on notes payable, long-term debt and lease obligations	(5,483)	(4,302)
Net proceeds from issuance of common stock	—	150,066
Net proceeds from preferred stock offering	29,800	—
Payment of preferred dividends	(1,104)	—
Return of deposit securing a letter of credit	1,500	—
Proceeds from employee stock purchases and exercise of stock options	2,314	3,279
Purchases of treasury stock	(224)	(87)
Net cash provided by financing activities	30,388	148,956
Effect of change in foreign currency exchange rates on cash and cash equivalents	(398)	(377)
Net increase (decrease) in cash and cash equivalents	747	(27,590)
Cash and cash equivalents at beginning of period	14,935	59,507
Cash and cash equivalents at end of period	$15,682	$31,917

See accompanying Notes to Unaudited Consolidated Financial Statements.

INPUT/OUTPUT, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation and Restatement

The consolidated balance sheet of Input/Output, Inc. and its subsidiaries (collectively referred to as the “Company” or “I/O”, unless the context otherwise requires) at December 31, 2004 (restated – see below) has been derived from the Company’s audited consolidated financial statements at that date. The consolidated balance sheet at September 30, 2005 (restated – see below), the consolidated statements of operations for the three and nine months ended September 30, 2005, (restated – see below) and 2004 (restated – see below), and the consolidated statements of cash flows for the nine months ended September 30, 2005 (restated – see below) and 2004 (restated – see below) have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2005 (restated – see below) are not necessarily indicative of the operating results for a full year or of future operations.

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

Restatement of Consolidated Financial Statements as of and for the Three and Nine Months Ended September 30, 2005

The Company’s consolidated balance sheets at September 30, 2005 and December 31, 2004, and the consolidated statements of operations for the three and nine months ended September 30, 2005 and 2004 and the consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004 have been restated, principally as a result of incorrect application of accounting principles for revenue recognition by the Company’s subsidiary, GX Technology Corporation (GXT), in connection with license sales of GXT’s multi-client seismic survey data. The Company has included in its restated balance sheet at September 30, 2005 and December 31, 2004,  a deferred tax liability and a corresponding increase in goodwill related to book and tax differences of the intangible assets of its Concept Systems Holding Limited (Concept Systems) subsidiary, which had been acquired by the Company in 2004, in addition to its deferred income tax expense impact on the Company’s results of operations for the three and nine months ended September 30, 2005. Also, the Company’s balance sheet at December 31, 2004 has been updated to reflect the restatements and reclassifications as previously reported in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2005 as filed with the SEC on March 31, 2006.

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

A summary of the restatements included in this amended filing are the following:

	As Previously Reported	Adjustments	As Restated
	(In thousands, except share and per share data)
Balance Sheet as of September 30, 2005:
Non-current deferred income tax asset	$—	$1,113	$1,113
Multi-client data library, net	15,205	730	15,935
Goodwill	148,998	5,892	154,890
Intangible and other assets, net	70,482	(443)	70,039
Total assets	497,020	7,292	504,312
Accrued expenses	32,628	(3,277)	29,351
Deferred revenue	14,162	8,512	22,674
Deferred income tax liability	—	1,113	1,113
Total current liabilities	75,833	6,348	82,181
Non-current deferred income tax liability	—	4,567	4,567
Total liabilities	152,138	10,915	163,053
Accumulated deficit	(161,636)	(3,962)	(165,598)
Accumulated other comprehensive (loss) income	(488)	339	(149)
Total stockholders’ equity	315,082	(3,623)	311,459
Total liabilities and stockholders’ equity	497,020	7,292	504,312

Statement of Operations for the three months ended September 30, 2005:
Net sales	$82,710	$(3,202)	$79,508
Cost of sales	59,644	(3,961)	55,683
Gross profit	23,066	759	23,825
Marketing and sales	7,704	(139)	7,565
Total operating expenses	18,946	(139)	18,807
Income (loss) from operations	4,120	898	5,018
Income (loss) before income taxes	2,967	898	3,865
Income tax expense (benefit)	1,036	(386)	650
Net income (loss)	1,931	1,284	3,215
Net income (loss) applicable to common shares	1,443	1,284	2,727
Basic and diluted net income (loss) per share	0.02	0.01	0.03

Statement of Operations for the nine months ended September 30, 2005:
Net sales	$233,571	$(1,854)	$231,717
Cost of sales	171,940	(2,887)	169,053
Gross profit	61,631	1,033	62,664
Marketing and sales	22,672	(97)	22,575
Total operating expenses	56,122	(97)	56,025
Income (loss) from operations	5,509	1,130	6,639
Income (loss) before income taxes	1,326	1,130	2,456
Income tax expense (benefit)	342	(544)	(202)
Net income (loss)	984	1,674	2,658
Net income (loss) applicable to common shares	(120)	1,674	1,554
Basic and diluted net income (loss) per share	(0.00)	0.02	0.02
Weighted average number of diluted common shares outstanding	78,903	1,054	79,957

Statement of Cash Flows for the nine months ended September 30, 2005:
Net income (loss)	$984	$1,674	$2,658
Amortization of multi-client library	5,798	(277)	5,521
Deferred income taxes	—	(544)	(544)
Accounts payable and accrued expenses	(12,379)	(2,707)	(15,086)
Deferred revenue	5,427	1,854	7,281

Balance Sheet as of December 31, 2004:
Non-current deferred income tax asset	$480	$633	$1,113
Multi-client data library, net	9,572	453	10,025
Goodwill	147,066	5,892	152,958
Total assets	479,116	6,978	486,094
Accrued expenses	26,686	(570)	26,116
Deferred revenue	8,423	6,658	15,081
Deferred income tax liability		1,113	1,113
Total current liabilities	82,529	7,201	89,730
Non-current deferred income tax liability	—	5,529	5,529
Total liabilities	164,604	12,730	177,334
Accumulated deficit	(161,516)	(5,635)	(167,151)
Accumulated other comprehensive income (loss)	2,449	(117)	2,332
Total stockholders’ equity	314,512	(5,752)	308,760
Total liabilities and stockholders’ equity	479,116	6,978	486,094

Statement of Operations for the three months ended September 30, 2004:
Net sales	$80,861	$(4,100)	$76,761
Cost of sales	62,456	20	62,476
Gross profit	18,405	(4,120)	14,285
Marketing and sales	7,342	(144)	7,198
Total operating expenses	21,748	(144)	21,604
Income (loss) from operations	(3,343)	(3,976)	(7,319)
Income (loss) before income taxes	(4,669)	(3,976)	(8,645)
Net income (loss)	(4,974)	(3,976)	(8,950)
Net income (loss) applicable to common shares	(4,974)	(3,976)	(8,950)
Basic and diluted net income (loss) per share	(0.07)	(0.05)	(0.12)

Statement of Operations for the nine months ended September 30, 2004:
Net sales	$179,475	$(4,101)	$175,374
Cost of sales	127,958	20	127,978
Gross profit	51,517	(4,121)	47,396
Marketing and sales	15,656	(145)	15,511
Total operating expenses	48,216	(145)	48,071
Income (loss) from operations	3,301	(3,976)	(675)
Income (loss) before income taxes	(102)	(3,977)	(4,079)
Net income (loss)	(1,345)	(3,977)	(5,322)
Net income (loss) applicable to common shares	(1,345)	(3,977)	(5,322)
Basic and diluted net income (loss) per share	(0.02)	(0.07)	(0.09)

Statement of Cash Flows for the nine months ended September 30, 2004:
Net income (loss)	$(1,345)	$(3,977)	$(5,322)
Amortization of multi-client data library	2,709	22	2,731
Accounts payable and accrued expenses	17,638	(145)	17,493
Deferred revenue	1,856	4,100	5,956

(2) Summary of Significant Accounting Policies and Estimates

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 for a complete discussion of the Company’s significant accounting policies and estimates.

Prior to the first quarter of 2005, the estimated useful life of a multi-client data library once it became available for commercial sale was two years for 2-D projects and three years for 3-D projects. In the first quarter of 2005, the Company determined that the estimated useful economic life of its multi-client data library is four years from the date a multi-client data library becomes available for commercial sale. The Company’s method of amortizing the costs of a multi-client data library available for commercial sale is the greater of (i) the percentage of actual revenue to the total estimated revenue multiplied by the estimated total cost of the project or (ii) the straight-line basis over a four-year period. The change in estimate was determined based upon further historical experience of GXT, a wholly owned subsidiary of the Company, in marketing and selling its multi-client data libraries, in addition to a review of industry standards regarding such useful economic lives. The change did not have a material impact to the Company’s results of operations during the nine months ended September 30, 2005.

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

The Company has adjusted these pro forma income statements as a result of the final purchase price studies that were completed in the fourth quarter of 2004. As discussed in Note 1 of Notes to Unaudited Consolidated Financial Statements, the Company restated its consolidated financial statements for the year ended December 31, 2004 in connection with the correction of errors regarding the timing of revenue recognition for GXT’s multi-client data library license sales. In addition, during the second quarter of 2005 the Company discovered that royalty expenses incurred by GXT related to its multi-client data library had not been properly recorded in the first quarter of 2005. As a result of these errors, the Company restated its financial statements for the three months ended March 31, 2005. The pro forma information for the nine-month period ended September 30, 2004 has been restated to give effect to a correction of the royalty expense of that pre-acquisition period. Amounts presented below are in thousands, except for the per share amounts:

	As Previously Reported Pro forma Nine Months Ended September 30, 2004	Purchase Price and Other Adjustments	As Restated Pro forma Nine Months Ended September 30, 2004
Net sales	$213,538	$(4,101)	$209,437
Income from operations	$1,716	$(4,424)	$(2,708)
Net loss applicable to common shares	$(1,821)	$(5,987)	$(7,808)
Basic and diluted net loss per common share	$(0.02)	$(0.08)	$(0.10)

(4) Stock-Based Compensation

The Company has elected to continue to follow the intrinsic value method of accounting for equity-based compensation as prescribed by APB Opinion No. 25. If the Company had adopted SFAS No. 123, net income (loss) applicable to common shares, basic and diluted net income (loss) per common share for the periods presented would have changed as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
Net income (loss) applicable to common shares	$2,727	$(8,950)	$1,554	$(5,322)
Add: Stock-based employee compensation expense included in reported net income (loss) applicable to common shares	785	324	1,707	435
Deduct: Stock-based employee compensation expense determined under fair value methods for all awards	(1,746)	(1,008)	(4,589)	(2,486)
Pro forma net income (loss) applicable to common shares	$1,766	$(9,634)	$(1,328)	$(7,373)
Basic and diluted net income (loss) per common share — as reported	$0.03	$(0.12)	$0.02	$(0.09)
Pro forma basic and diluted net income (loss) per common share	$0.02	$(0.13)	$(0.02)	$(0.12)

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

A summary of segment information for the three and nine months ended September 30, 2005 and 2004 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
Net sales:
Land Imaging Systems	$38,809	$38,351	$106,811	$95,626
Marine Imaging Systems	16,338	19,145	43,984	43,699
Data Management Solutions	4,715	4,481	11,566	11,448
Seismic Imaging Solutions	19,646	14,507	69,356	23,685
Corporate and Other	—	277	—	916
Total	$79,508	$76,761	$231,717	$175,374

Income (loss) from operations:
Land Imaging Systems	$4,257	$4,094	$12,077	$11,702
Marine Imaging Systems	4,090	(2,539)	9,588	2,635
Data Management Solutions	1,470	1,428	1,824	3,538
Seismic Imaging Solutions	1,613	(6,348)	2,663	(3,652)
Corporate and Other	(6,412)	(3,954)	(19,513)	(14,898)
Total	$5,018	$(7,319)	$6,639	$(675)

A summary of net sales by products and services is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
Equipment and system sales	$54,258	$56,312	$145,410	$136,473
Multi-client data library sales	9,310	2,606	34,167	6,987
Imaging services	10,154	11,780	34,486	15,960
Other revenues	5,786	6,063	17,654	15,954
Total	$79,508	$76,761	$231,717	$175,374

(6) Accounts and Notes Receivable

A summary of accounts receivable is as follows (in thousands):

	September 30, 2005	December 31, 2004

Accounts receivable, principally trade	$91,565	$64,751
Less allowance for doubtful accounts	(3,030)	(3,153)
Accounts receivable, net	$88,535	$61,598

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

	September 30, 2005	December 31, 2004

Notes receivable and accrued interest	$24,318	$20,820
Less allowance for doubtful notes	(5,692)	(5,893)
Notes receivable, net	18,626	14,927
Less current portion of notes receivable, net	11,084	10,784
Long-term notes receivable	$7,542	$4,143

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

(7) Inventories

A summary of inventories is as follows (in thousands):

	September 30, 2005	December 31, 2004

Raw materials and subassemblies	$36,560	$33,791
Work-in-process	11,434	5,737
Finished goods	44,269	57,953
Reserve for excess and obsolete inventories	(9,702)	(10,822)
Inventories, net	$82,561	$86,659

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

(9)      Notes Payable, Long Term Debt and Lease Obligations

A summary of the Company’s notes payable, long term debt and lease obligations as of September 30, 2005, is as follows (in thousands):

Obligations	September 30, 2005
$25.0 million revolving line of credit	$3,585
Facility lease obligation	6,246
$60.0 million convertible senior notes	60,000
Equipment capital leases	4,493
Other notes payable	1,658
Total	$75,982

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

A summary of future principal obligations under the notes payable, long-term debt, the Lease Obligation and equipment capital lease obligations as of September 30, 2005, is as follows (in thousands):

Years Ended December 31,	Notes Payable, Long-term Debt and Lease Obligation	Equipment Capital Lease Obligations
2005	$669	$857
2006	1,345	2,580
2007	406	1,185
2008	64,054	219
2009	541	—
2010 and thereafter	4,474	—
Total	$71,489	4,841
Imputed Interest		(348)
Net present value of equipment capital lease obligations		4,493
Current portion of equipment capital lease obligations		2,642
Long-term portion of equipment capital lease obligations		$1,851

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

The following table summarizes the calculation of the weighted average number of common shares and weighted average number of diluted common shares outstanding for purposes of the computation of basic net income (loss) per common share and diluted net income (loss) per common share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
Net income (loss) applicable to common shares	$2,727	$(8,950)	$1,554	$(5,322)
Weighted average number of common shares outstanding	79,313	76,419	78,903	61,924
Effect of dilutive stock options	1,333	—	1,054	—
Weighted average number of diluted common shares outstanding	80,646	76,419	79,957	61,924
Basic net income (loss) per common share	$0.03	$(0.12)	$0.02	$(0.09)
Diluted net income (loss) per common share	$0.03	$(0.12)	$0.02	$(0.09)

(12) Income Taxes

The Company records a valuation allowance for substantially all of its net deferred tax assets, which are primarily net operating loss carryforwards. The Company currently does not recognize a benefit from net operating losses. The establishment of this valuation allowance does not affect the Company’s ability to reduce future tax expense through utilization of prior years’ net operating losses. Income tax expense for the three and nine months ended September 30, 2005 and 2004 primarily reflects foreign taxes as a result of the taxable income generated by the Company’s foreign operations. Included in the income tax expense for the nine months ended September 30, 2005, is a $1.4 million credit due to the resolution of a foreign tax matter for an amount less than the Company’s reserve for that potential liability. As a result of these items, the Company’s effective tax rate was 16.8% and (8.2%) for the three and nine months ended September 30, 2005, respectively.

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

(13) Comprehensive Net Income (Loss)

The components of comprehensive net income (loss) are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
Net income (loss) applicable to common shares	$2,727	$(8,950)	$1,554	$(5,322)
Foreign currency translation adjustment	(512)	(146)	(2,481)	(859)
Comprehensive net income (loss)	$2,215	$(9,096)	$(927)	$(6,181)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement

See Note 1 to Unaudited Consolidated Financial Statements for an explanation regarding the restatement of our consolidated financial statements as of and for the three and nine months ended September 30, 2005.

The restatement was necessitated principally due to the incorrect application of accounting principles for revenue recognition by our subsidiary, GX Technology Corporation (GXT), in connection with license sales of GXT’s multi-client seismic survey data. The principal effects of the restatement on our historical results of operations for the accounting periods affected have been to shift amounts of revenue and associated costs and expenses recognized from these multi-client license transactions to subsequent accounting periods. For the three months ended September 30, 2005, the restatement decreased our consolidated net sales from $82.7 million to $79.5 million, increased our gross profit from $23.0 million to $23.8 million and increased our net income applicable to common shares from $1.4 million ($0.02 per common share (diluted)) to $2.7 million ($0.03 per common share (diluted)).   For the nine months ended September 30, 2005, the restatement decreased our consolidated net sales from $233.6 million to $231.7 million, increased our gross profit from $61.6 million to $62.7 million and changed our net loss applicable to common shares of ($0.1) million ($0.00 loss per common share (diluted)) to net income of $1.6 million ($0.02 per common share (diluted)). Also, our consolidated balance sheets at September 30, 2005 and December 31, 2004 have been restated to include a deferred tax liability and a corresponding increase in goodwill related to book and tax differences between the intangible assets of our Concept Systems Holding Limited (Concept Systems) subsidiary, which we had acquired in 2004. Our consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004 have been restated resulting in changes within cash flows from operating activities, but no changes to net cash used in operating activities.

Executive Summary

We are a leading seismic services company, providing seismic data acquisition equipment, software and planning and seismic processing services to the global oil and gas industry. During 2004, we accomplished a major repositioning of our business. Formerly, we were primarily an equipment and technology provider; now we offer our customers full-seismic imaging solutions. In February 2004, we acquired Concept Systems, an Edinburgh, Scotland-based provider of software, systems and services for towed streamer, seabed and land seismic operations. In June 2004, we acquired GXT, a leading provider of seismic imaging technology, data processing and subsurface imaging services to oil and gas companies. Both acquisitions were completed as part of our strategy to expand the range of products and services we can provide to our existing customers and new end-user customers.

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

We operate our company through four business segments: Land Imaging Systems, Marine Imaging Systems, Data Management Solutions and Seismic Imaging Solutions. The following table provides an overview of key financial metrics for our company as a whole and our four business segments during the three and nine months ended September 30, 2005 compared to those periods one year ago (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005		2004	2005		2004
	(Restated)		(Restated)	(Restated)		(Restated)
Net sales:
Land Imaging Systems	$38,809		$38,351	$106,811		$95,626
Marine Imaging Systems	16,338		19,145	43,984		43,699
Data Management Solutions	4,715		4,481	11,566		11,448
Seismic Imaging Solutions	19,646		14,507	69,356		23,685
Corporate and Other	—		277	—		916
Total	$79,508		$76,761	$231,717		$175,374

Income (loss) from operations:
Land Imaging Systems	$4,257		$4,094	$12,077		$11,702
Marine Imaging Systems	4,090		(2,539)	9,588		2,635
Data Management Solutions	1,470		1,428	1,824		3,538
Seismic Imaging Solutions	1,613		(6,348)	2,663		(3,652)
Corporate and Other	(6,412	)*	(3,954)*	(19,513	)*	(14,898	)*
Total	$5,018		$(7,319)	$6,639		$(675)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
Net income (loss) applicable to common shares	$2,727	$(8,950)	$1,554	$(5,322)
Basic and diluted net income (loss) per common share	$0.03	$(0.12)	$0.02	$(0.09)

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

The information contained in this Quarterly Report on Form 10-Q contains references to our trademarks, service marks and registered marks, as indicated. Except where stated otherwise or unless the context otherwise requires, the terms “VectorSeis” and “VectorSeis System Four” refer to our VectorSeis(R) and VectorSeis System Four(R) registered marks.

Results of Operations

The following descriptions of our results of operations for the three and nine month periods ended September 30, 2005 reflect the restated financial data for those periods.

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Net Sales: Net sales of $79.5 million for the three months ended September 30, 2005 increased $2.7 million, compared to the corresponding period in 2004. Land Imaging Systems’ net sales increased slightly, by $0.4 million, to $38.8 million compared to $38.4 million in the corresponding period in 2004. This increase was due to an increase in our land acquisition system and vibrator truck sales, partially offset by a decline in our Sensor geophone sales. Marine Imaging System’s net sales decreased $2.8 million to $16.3 million compared to $19.1 million in the corresponding period in 2004, as in last year’s third quarter we made final deliveries under our first VectorSeis Ocean acquisition system contract.

Seismic Imaging Solutions’ net sales increased $5.1 million, to $19.6 million for the three months ended September 30, 2005 compared to $14.5 million in the corresponding period in 2004. GXT contributed $17.6 million to our net sales for the three months ending September 30, 2005, compared to $13.4 million in the corresponding period in 2004. This increase is related to sales of off-the-shelf seismic data primarily off the coast of West Africa. GXT’s backlog of processing projects has improved since the end of 2004. Concept Systems contributed $4.7 million to our net sales for the third quarter, compared to $4.5 million in the corresponding period in 2004.

Gross Profit and Gross Profit Percentage: Gross profit of $23.8 million for the three months ended September 30, 2005 increased $9.5 million, compared to the corresponding period in 2004. Gross profit percentage for the three months ended September 30, 2005 was 30% compared to 19% in 2004. The improvement in our gross margin percentages was primarily due to an increase of higher margin positioning and acquisition system electronics sales within Marine Imaging Systems and an increase in sales of GXT’s off-the-shelf seismic data library and improving results within their processing business. This increase is partially offset by continuing pricing pressures on our land acquisition systems.

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

Income Tax Expense: Income tax expense for the three months ended September 30, 2005 was $0.7 million compared to an income tax expense of $0.3 million for the three months ended September 30, 2004. Income tax expense reflected only state and foreign taxes, since we continue to maintain a valuation allowance for substantially all of our net deferred tax assets.

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

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Net Sales: Net sales of $231.7 million for the nine months ended September 30, 2005 increased $56.3 million, compared to the corresponding period in 2004 due principally to the acquisition of GXT. Land Imaging Systems’ net sales increased by $11.2 million, to $106.8 million compared to $95.6 million during the nine months ended September 30, 2004. This increase was due to an increase in our land acquisition system and vibrator truck sales, partially offset by the decline in our Sensor geophone sales. Marine Imaging System’s net sales increased $0.3 million to $44.0 million, compared to $43.7 million during the nine months ended September 30, 2004. During the first nine months of 2004 we sold our first VectorSeis Ocean acquisition system representing $16.9 million of revenues, compared to no VectorSeis Ocean revenues during the first nine months of 2005. Excluding the impact of VectorSeis Ocean, Marine Imaging Systems’ revenue significantly increased due to a stronger marine seismic market compared to last year.

Seismic Imaging Solutions’ net sales increased $45.7 million, to $69.4 million for the nine months ended September 30, 2005 compared to $23.7 million in the corresponding period in 2004, due to our acquisition of GXT in June 2004. GXT contributed $63.8 million to our net sales for the nine months ended September 30, 2005, compared to $19.0 million in the corresponding period in 2004. Concept Systems, which we acquired in February 2004, contributed $11.6 million to our net sales for the nine months ended September 30, 2005, compared to $11.4 million in the corresponding period in 2004.

Gross Profit and Gross Profit Percentage: Gross profit of $62.7 million for the nine months ended September 30, 2005 increased $15.3 million compared to the corresponding period in 2004. Gross profit percentages for the nine months ended September 30, 2005 and September 30, 2004 were 27%, respectively. Our gross profit percentage remained at a low level due primarily to pricing pressures on land acquisition systems related to entering new markets, in addition to a higher mix of lower margin vibrator truck sales during periods of comparison.

Marketing and Sales: Marketing and sales expense of $22.6 million for the nine months ended September 30, 2005 increased $7.1 million compared to the corresponding period in 2004. The increase is primarily a result of the acquisition of GXT in June 2004. Excluding the expenses of GXT, our sales and marketing expenses reflect additional sales personnel, an increase in business development personnel within our product groups, an increase in corporate marketing and advertising expenses and expenses related to our sales representative offices in Moscow and Beijing. We intend to continue investing significant sums in our marketing efforts as we penetrate markets for our new products.

General and Administrative: General and administrative expense of $19.2 million for the nine months ended September 30, 2005 decreased $2.8 million compared to the corresponding period in 2004. The decrease in general and administrative expense is primarily related to our Marine Imaging Systems’ third quarter of 2004 provision of $5.2 million for doubtful accounts and notes associated with our receivables due from a former Russian customer. This decrease is partially offset by the acquisition of GXT in June 2004, which added $2.0 million to our general and administrative expenses compared to $0.7 million in the corresponding period in 2004and an increase in fees associated with the implementation of requirements under section 404 of the Sarbanes-Oxley Act of 2002.

Gain on Sale of Assets: Gain on sale of assets for the nine months ended September 30, 2004 primarily related to the sale of our Alvin, Texas manufacturing facility and undeveloped land across from our headquarters in Stafford, Texas. There was no comparable sale of assets during the nine months ended September 30, 2005.

Income Tax Expense (Benefit): Our income tax benefit for the nine months ended September 30, 2005 was $0.2 million compared to an income tax expense of $1.2 million for the nine months ended September 30, 2004. This decreased expense was primarily due to the closure of a foreign tax matter, which resulted in a $1.4 million reduction in our reserve for that matter. Excluding this tax benefit, income tax expense for the nine months ended September 30, 2005 and 2004 reflected only state and foreign taxes, since we continue to maintain a valuation allowance for substantially all of our net deferred tax assets.

Liquidity and Capital Resources

The cash flow information described below reflects the restatement of our consolidated financial statements for the nine months ended September 30, 2005.

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

Future Contractual Obligations

The following table sets forth estimates of future payments for the remainder of 2005, and for 2006 through 2010 and thereafter, of our consolidated contractual obligations, as of September 30, 2005 (in thousands):

	Payments Due by Fiscal Year
Contractual Obligations at September 30, 2005	Total	Oct.-Dec. 2005	2006	2007	2008	2009	2010 and Thereafter
Long-term debt obligations	$71,489	$669	$1,345	$406	$64,054	$541	$4,474
Interest on long-term debt obligations	15,586	1,871	4,103	4,057	3,876	430	1,249
Equipment capital lease obligations	4,841	857	2,580	1,185	219	—	—
Operating leases	45,546	1,809	6,723	5,083	4,226	4,130	23,575
Product warranty	4,865	1,216	3,649	—	—	—	—
Purchase obligations	83,602	36,412	24,442	7,958	7,395	7,395	—
Total	$225,929	$42,834	$42,842	$18,689	$79,770	$12,496	$29,298

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

During 2004, we implemented a number of procedures to strengthen our internal controls, including procedures to comply with the annual internal controls assessment and attestation requirements under Section 404 of the Sarbanes-Oxley Act of 2002 and the related SEC rules. During the second quarter of 2005, we implemented and enhanced certain internal control procedures regarding GXT’s royalty expenses related to its multi-client data library. As a result of these procedures, we discovered errors in the calculation of royalty expenses for the three months ended March 31, 2005. In August 2005, we announced that for the three months ended March 31, 2005, we had understated our royalty expenses and liabilities by $795,000 and therefore restated the results of operations for that period. These errors in the calculation of GXT royalty expenses did not have a material impact upon our reported results for the year ended December 31, 2004, any interim periods in 2004, or any prior period.

We announced in March 2006 that we were restating our consolidated financial statements for the year ended December 31, 2004 and those for the quarterly periods ended September 30, 2004, December 31, 2004, March 31, 2005 June 30, 2005 and September 30, 2005, as a result of incorrect application of accounting principles for revenue recognition by GXT in connection with licenses of its multi-client seismic survey data. We determined that the revenues from certain GXT multi- client data transactions in 2004 and the first three quarters of 2005 were recognized by GXT upon the signing of customer letter agreements and delivery of the multi-client data, but prior to the receipt from the customer of a signed final master geophysical data license agreement and accompanying license supplement. This accounting error had a material impact on the timing of recognition of reported revenues from certain multi-client data license transactions during 2004 and the first three quarters of 2005. The impact of the financial restatement of 2004’s results of operations reduced revenues and net income for 2004 by approximately $6.7 million and $5.6 million, respectively, and increased our basic and diluted net loss per share by approximately $0.08. For a description of material weakness in our internal control over financial reporting identified at December 31, 2005 and determined to have existed at September 30, 2005, see Item 4. “Controls and Procedures.”

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures. As described in our Management’s Report on Internal Control Over Financial Reporting contained in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2004, we excluded GXT from our assessment of internal control over financial reporting as of December 31, 2004, because GXT had been acquired by us in a purchase combination transaction during 2004. Since our acquisition of GXT, we have made numerous changes to GXT’ s internal control over financial reporting, in addition to making changes to certain key finance and accounting personnel at GXT.

We included GXT in our management’s assessment of our internal control over financial reporting as of December 31, 2005. This assessment resulted in our management’s identification of three material weaknesses in our internal control over financial reporting :

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

Because of these material weaknesses, our management concluded that as of December 31, 2005, we did not maintain effective internal control over financial reporting. In addition, because these material weaknesses were found to have existed as of September 30, 2005, our principal executive officer and principal financial officer concluded that as of September 30, 2005, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as they existed at such date, were not effective to ensure that the information required to be disclosed by our company in the reports that it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Except for extending our common Enterprise Resource Planning application to a division within our Land Imaging Systems segment, there were no changes in our internal control over financial reporting during the quarterly period ended September 30, 2005 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting

PART II — OTHER INFORMATION

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