Form 10-Q
period 2006-06-30
INPUT OUTPUT INC
filed 2006-08-09
CIK 866609

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 1-12691

INPUT/OUTPUT, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	22-2286646
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

12300 PARC CREST DR.,	77477
STAFFORD, TEXAS	(Zip Code)
(Address of principal executive offices)

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

At July 31, 2006, there were 79,448,747 shares of common stock, par value $0.01 per share, outstanding.

INPUT/OUTPUT, INC. AND SUBSIDIARIES

TABLE OF CONTENTS FOR FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2006

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

INPUT/OUTPUT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2006	December 31, 2005
	(In thousands, except share data)
ASSETS

Current assets:
Cash and cash equivalents	$33,909	$15,853
Restricted cash	1,255	1,532
Accounts receivable, net	118,408	120,880
Current portion of notes receivable, net	5,374	8,372
Unbilled receivables	22,576	15,070
Inventories	95,026	81,428
Prepaid expenses and other current assets	7,747	10,919
Total current assets	284,295	254,054
Notes receivable	6,258	6,508
Non-current deferred income tax asset	3,183	3,183
Property, plant and equipment, net	31,174	28,997
Multi-client data library, net	25,738	18,996
Investments at cost	4,254	4,000
Goodwill	153,847	154,794
Intangible and other assets, net	64,768	67,329
Total assets	$573,517	$537,861

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable and current maturities of long-term debt	$4,777	$4,405
Accounts payable	28,460	31,938
Accrued expenses	35,515	29,867
Accrued multi-client data library royalties	27,192	18,961
Deferred revenue	21,639	11,939
Deferred income tax liability	3,183	3,183
Total current liabilities	120,766	100,293
Long-term debt, net of current maturities	70,505	71,541
Non-current deferred income tax liability	4,183	4,304
Other long-term liabilities	4,925	4,340
Total liabilities	200,379	180,478

Cumulative convertible preferred stock	29,913	29,838

Stockholders’ equity:
Common stock, $0.01 par value; authorized 200,000,000 shares; outstanding 79,390,460 shares at June 30, 2006, and 79,764,338 shares at December 31, 2005, net of treasury stock	803	807
Additional paid-in capital	487,404	487,232
Accumulated deficit	(138,981)	(150,007)
Accumulated other comprehensive loss	(72)	(728)
Treasury stock, at cost, 790,827 shares at June 30, 2006 and 801,558 at December 31, 2005	(5,929)	(5,968)
Unamortized restricted stock compensation	—	(3,791)
Total stockholders’ equity	343,225	327,545
Total liabilities and stockholders’ equity	$573,517	$537,861

See accompanying Condensed Notes to Unaudited Consolidated Financial Statements.

INPUT/OUTPUT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)

Product revenues	$93,978	$57,918	$160,012	$102,499
Service revenues	47,013	32,249	67,328	49,710
Total net revenues	140,991	90,167	227,340	152,209

Cost of products	67,448	40,611	114,123	73,407
Cost of services	26,585	21,593	42,497	39,965
Total cost of sales	94,033	62,204	156,620	113,372
Gross profit	46,958	27,963	70,720	38,837
Operating expenses (income):
Research and development	8,189	4,779	15,270	9,334
Marketing and sales	10,470	7,522	18,645	15,009
General and administrative	10,930	6,494	20,563	12,799
(Gain) loss on sale of assets	(24)	81	(24)	76
Total operating expenses	29,565	18,876	54,454	37,218
Income from operations	17,393	9,087	16,266	1,619
Interest expense	(1,426)	(1,615)	(2,825)	(3,359)
Interest income	567	193	887	264
Other income (expense)	(603)	24	(622)	65
Income (loss) before income taxes and change in accounting principle	15,931	7,689	13,706	(1,411)
Income tax expense (benefit)	971	363	1,913	(852)
Net income (loss) before change in accounting principle	14,960	7,326	11,793	(559)
Cumulative effect of change in accounting principle		—	398	—
Net income (loss)	14,960	7,326	12,191	(559)
Preferred stock dividends and accretion	600	422	1,165	616
Net income (loss) applicable to common shares	$14,360	$6,904	$11,026	$(1,175)

Basic net income (loss) per share:
Net income (loss) per basic share before change in accounting principle	$0.18	$0.09	$0.13	$(0.01)
Cumulative effect of change in accounting principle	—	—	0.01	—
Net income (loss) per basic share	$0.18	$0.09	$0.14	$(0.01)

Diluted net income (loss) per share:
Net income (loss) per diluted share before change in accounting principle	$0.16	$0.08	$0.13	$(0.01)
Cumulative effect of change in accounting principle	—	—	0.01	—
Net income (loss) per diluted share	$0.16	$0.08	$0.14	$(0.01)

Weighted average number of common shares outstanding:
Basic	79,308	78,745	79,222	78,694
Diluted	98,893	93,565	80,919	78,694

See accompanying Condensed Notes to Unaudited Consolidated Financial Statements.

INPUT/OUTPUT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2006	2005
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$12,191	$(559)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle	(398)	—
Depreciation and amortization (other than multi-client library)	10,827	13,004
Amortization of multi-client library	9,091	4,565
Stock-based compensation expense related to stock options, nonvested stock and employee stock purchases	2,868	922
Reduction of tax reserves	—	(1,303)
Deferred income tax	(398)	(158)
Bad debt expense	219	457
(Gain) loss on sale of fixed assets	(24)	76
Change in operating assets and liabilities:
Accounts and notes receivable	3,945	(9,895)
Unbilled receivables	(7,506)	(2,645)
Inventories	(12,847)	6,722
Accounts payable, accrued expenses and accrued royalties	8,873	(17,917)
Deferred revenue	9,654	(5,058)
Other assets and liabilities	4,043	(5,670)
Net cash provided by (used in) operating activities	40,538	(17,459)

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,305)	(2,462)
Investment in multi-client data library	(15,833)	(3,763)
Proceeds from the sale of fixed assets	45	30
Proceeds from collection of note receivable associated with the sale of a facility	2,000	—
Increase in cost method investments	(254)	(500)
Net cash used in investing activities	(17,347)	(6,695)

Cash flows from financing activities:
Net borrowings (repayments) under revolving line of credit	(2,986)	2,057
Payments on notes payable and long-term debt	(3,279)	(3,965)
Net proceeds from preferred stock offering	—	29,779
Payment of preferred dividends	(1,090)	(616)
Return of deposit securing a letter of credit	—	1,500
Proceeds from employee stock purchases and exercise of stock options	1,561	1,148
Purchases of treasury stock	(33)	(81)
Net cash provided by (used in) financing activities	(5,827)	29,822

Effect of change in foreign currency exchange rates on cash and cash equivalents	692	(190)
Net increase in cash and cash equivalents	18,056	5,478
Cash and cash equivalents at beginning of period	15,853	14,935
Cash and cash equivalents at end of period	$33,909	$20,413

See accompanying Condensed Notes to Unaudited Consolidated Financial Statements.

INPUT/OUTPUT, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The consolidated balance sheet of Input/Output, Inc. and its subsidiaries (collectively referred to as the “Company” or “I/O”, unless the context otherwise requires) at December 31, 2005 has been derived from the Company’s audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 2006, the consolidated statements of operations for the three and six months ended June 30, 2006 and 2005, and the consolidated statements of cash flows for the six months ended June 30, 2006 and 2005 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the operating results for a full year or of future operations.

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

Net revenues and cost of sales have been presented to state separately the total of product and service revenues and their related costs.  Net revenues and cost of sales for the three and six months ended June 30, 2005 have been reclassified to conform to the current year presentation.

(2) Summary of Significant Accounting Policies and Estimates

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for a complete discussion of the Company’s significant accounting policies and estimates.

Stock-Based Compensation. On January 1, 2006, the Company adopted Financial Accounting Standards (FAS) No. 123 (revised 2004), “Share-Based Payment” (FAS 123R), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the Company’s consolidated statement of operations. Prior to the adoption of FAS 123R, the Company used the intrinsic value method as prescribed by Accounting Principles Board (APB), Opinion No. 25, “Accounting for Stock Issued to Employees”.

The Company adopted FAS 123R using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The consolidated financial statements as of and for the three and six months ended June 30, 2006 reflect the impact of adopting FAS 123R. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R. See Note 8 “Stock-Based Compensation” for further details.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the three and six months ended June 30, 2006 includes compensation expense for stock-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of FAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123 (issued 12/02)” (FAS 148), and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with FAS 123R. As stock-based compensation expense recognized in the statement of operations for the three and six months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under FAS 148 for the periods prior to 2006, the Company accounted for forfeitures as they occurred. Also, prior to adoption to FAS 123R, the Company accounted for forfeitures of its restricted stock and restricted stock units as the forfeitures occurred. The Company has estimated forfeitures on its unvested restricted stock and restricted stock units outstanding as of January 1, 2006, and recorded a $0.4 million cumulative effect of a change in accounting principle to reflect the compensation cost that would not have been recognized in prior periods had forfeitures been estimated during these periods.

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

Recent Accounting Pronouncements.  In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in accordance with FAS No. 109, “Accounting for Income Taxes” (FAS 109).  FIN 48 clarifies the application of FAS 109 by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements.  Additionally, FIN 48 provides guidance on the measurement, derecognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  The Company is currently evaluating the impact the adoption of FIN 48 will have on its financial position, results of operations and cash flows.

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

A summary of segment information for the three and six months ended June 30, 2006 and 2005 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net revenues:
Land Imaging Systems	$49,808	$37,445	$84,755	$68,002
Marine Imaging Systems	38,516	16,773	65,126	27,646
Seismic Imaging Solutions	47,013	32,249	67,328	49,710
Data Management Solutions	5,654	3,700	10,131	6,851
Total	$140,991	$90,167	$227,340	$152,209

Income (loss) from operations:
Land Imaging Systems	$3,568	$4,762	$4,593	$7,820
Marine Imaging Systems	9,102	4,406	16,518	5,499
Seismic Imaging Solutions	13,039	6,155	12,053	1,050
Data Management Solutions	1,756	478	2,966	354
Corporate and Other	(10,072)	(6,714)	(19,864)	(13,104)
Total	$17,393	$9,087	$16,266	$1,619

(4) Inventories

A summary of inventories is as follows (in thousands):

	June 30, 2006	December 31, 2005

Raw materials and subassemblies	$44,282	$45,100
Work-in-process	14,359	9,147
Finished goods	44,378	36,131
Reserve for excess and obsolete inventories	(7,993)	(8,950)
Inventories, net	$95,026	$81,428

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

(5) Net Income (loss) per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is determined based on the assumption that dilutive restricted stock and restricted stock unit awards have vested and outstanding dilutive stock options have been exercised and the aggregate proceeds were used to reacquire common stock using the average price of such common stock for the period. The total number of shares issuable under outstanding stock options at June 30, 2006 and 2005 were 6,535,403 and 7,093,876, respectively, and the total number of shares represented by restricted stock and restricted stock unit awards at June 30, 2006 and 2005 were 833,150 and 341,751, respectively. The Company has outstanding $60.0 million of convertible senior notes, for which 13,888,890 common shares may currently be acquired upon their full conversion. The Company issued 30,000 shares of Series D-1 Cumulative Convertible Preferred Stock, which may presently be converted, at the holder’s election, into 3,812,428 total common shares. Because the Company had a net loss applicable to common shares during six months ended June 30, 2005, all potential dilutive common shares were anti-dilutive during that period.

The following table summarizes the calculation of the weighted average number of common shares and weighted average number of diluted common shares outstanding for purposes of the computation of basic net income (loss) per common share and diluted net income (loss) per common share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income (loss) before change in accounting principle	$14,360	$6,904	$10,628	$(1,175)
Cumulative effect of change in accounting principle	—	—	398	—
Net income (loss) applicable to common shares	14,360	6,904	11,026	(1,175)
Income impact of assumed convertible debt conversion	1,007	1,007	—	—
Income impact of assumed convertible preferred stock conversion	600	—	—	—
Net income (loss) after impact of assumed convertible debt and preferred stock conversions	$15,967	$7,911	$11,026	$(1,175)

Weighted average number of common shares outstanding	79,308	78,745	79,222	78,694
Effect of dilutive stock awards	1,883	931	1,697	—
Effect of convertible debt conversion	13,889	13,889	—	—
Effect of convertible preferred stock conversion	3,813	—	—	—
Weighted average number of diluted common shares outstanding	98,893	93,565	80,919	78,694

Basic net income (loss) per share:
Net income (loss) per basic share before change in accounting principle	$0.18	$0.09	$0.13	$(0.01)
Cumulative effect of change in accounting principle	—	—	0.01	—
Net income (loss) per basic share	$0.18	$0.09	$0.14	$(0.01)

Diluted net income (loss) per share:
Net income (loss) per diluted share before change in accounting principle	$0.16	$0.08	$0.13	$(0.01)
Cumulative effect of change in accounting principle	—	—	0.01	—
Net income (loss) per diluted share	$0.16	$0.08	$0.14	$(0.01)

(6) Income Taxes

In 2002, the Company established a valuation allowance for substantially all of its U.S. deferred tax assets. Since that time, the Company has continued to record a valuation allowance. The valuation allowance was calculated in accordance with the provisions of FAS 109, which requires that a valuation allowance be established or maintained when it is “more than likely than not” that all or a portion of deferred tax assets will not be realized. The Company will continue to reserve for substantially all net deferred tax assets until there is sufficient evidence to warrant reversal. The Company’s effective tax rate for the three and six months ended June 30, 2006 was 6% and 14%, respectively, due to the utilization of previously reserved deferred tax assets.

(7) Comprehensive Net Income (Loss)

The components of comprehensive net income (loss) are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net income (loss) applicable to common shares	$14,360	$6,904	$11,026	$(1,175)
Foreign currency translation adjustment	2,788	(1,160)	656	(1,969)
Comprehensive net income (loss)	$17,148	$5,744	$11,682	$(3,144)

(8) Stock-Based Compensation

Stock Option Plans

The Company has adopted stock option plans for eligible employees, directors and outside consultants, which provide for the granting of options to purchase shares of common stock. As of June 30, 2006, there were 6,535,403 shares issued or committed for issuance under outstanding options under the Company’s stock option plans, and 2,237,581 shares available for future grant and issuance, of which, 2,172,581 shares may also be issued as other stock-based awards such as restricted stock or restricted stock units.

The options under these plans generally vest in equal annual installments over a four-year period and have a term of ten years. These options are typically granted with an exercise price per share equal to or greater than the current market price and, upon exercise, are issued from the Company’s unissued common shares.

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

Additional information related to these stock options is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (000’s)
Beginning balance at December 31, 2005	7,047,127	$7.41	$3.40	6.3
Options granted	206,330	$8.55	$4.01	—
Options exercised	(275,354)	$4.36	$1.39	—
Options expired	(74,050)	$10.20	$5.48	—
Options forfeited	(368,650)	$7.44	$4.31	—
Total outstanding at June 30, 2006	6,535,403	$7.55	$3.43	6.2	$12,417

Options exercisable and vested at June 30, 2006	4,380,186	$7.69	$3.27	5.2	$7,701

The total intrinsic value of options exercised during the three and six months ended June 30, 2006 was $0.9 million and $1.3 million, respectively. Cash received from option exercises under all share-based payment arrangements for the three and six months ended June 30, 2006 was approximately $0.7 million and $1.2 million, respectively.

Restricted Stock and Restricted Stock Unit Plans

The Company has adopted restricted stock plans which provide for the award of up to 300,000 shares of common stock to key employees. In addition, the Company has issued restricted stock and restricted stock units under the Company’s 2004 Long-Term Incentive Plan (the “Plan”). The Plan provides for the award of stock options, share appreciation rights, deferred shares, restricted stock and restricted stock units.  Restricted stock units are awards that obligate the Company to issue a specific number of shares of common stock in the future if continued service vesting requirements are met. Non-forfeitable ownership of the common stock will vest over a period as determined by the Company in its sole discretion, which is generally in equal annual installments over a three-year period. Shares of restricted stock awarded may not be sold, assigned, transferred, pledged or otherwise encumbered by the grantee during the vesting period. Except for these restrictions, the grantee of an award of shares of restricted stock has all the rights of a common stockholder, including the right to receive dividends on and the right to vote such shares.

The status of these restricted stock and restricted stock unit awards for the six months ended June 30, 2006 is as follows:

	Number of Shares	Number of Units

Nonvested at January 1, 2006	743,238	33,998
Granted	142,000	—
Vested	(20,502)	—
Forfeited	(65,584)	—
Nonvested at June 30, 2006	799,152	33,998

At June 30, 2006, the intrinsic value of restricted stock and restricted stock unit awards is approximately $7.9 million. The weighted average grant date fair value for restricted stock awards granted during the six months ended June 30, 2006 was $8.51 per share. The total fair value of shares vested during the six months ended June 30, 2006 was $0.2 million.

Employee Stock Purchase Plan

In April 1997, the Company adopted its Employee Stock Purchase Plan (ESPP), which allows all eligible employees to authorize payroll deductions at a rate of 1% to 15% of base compensation for the purchase of the Company’s common stock. The purchase price of the common stock will be the lesser of 85% of the closing price on the first day of the applicable offering period (or most recently preceding trading day) and 85% of the closing price on the last day of the offering period (or most recently preceding trading day). Each offering period is six months in duration and commences on January 1 and July 1 of each year. The ESPP is considered a compensatory plan under FAS 123R. Therefore, the Company recorded compensation expense of approximately $0.1 million during the six months ended June 30, 2006. The expense represents the estimated fair value of the look-back purchase option. The fair value was determined using the Black-Scholes option pricing model and is recognized over the purchase period.

Impact of the Adoption of FAS 123R

Beginning January 1, 2006, the Company adopted FAS 123R using the modified prospective method. Accordingly, during the three and six months ended June 30, 2006, the Company recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under FAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. For stock-based awards granted after January 1, 2006, the Company recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. Effective January 1, 2006, the Company began to recognize stock-based compensation for all awards on the straight-line basis over the service period of each award (generally the award’s vesting period). Prior to the adoption of FAS 123R, the Company had recognized compensation expense related to its restricted stock and restricted stock unit awards using the accelerated method and will continue to apply the accelerated method to all outstanding restricted stock and restricted stock unit awards granted prior to January 1, 2006.

FAS 123R requires that stock-based compensation expense be based on awards that are expected to ultimately vest. Accordingly, stock-based compensation for the three and six months ended June 30, 2006 has been reduced for estimated forfeitures. When estimating forfeitures, the Company considers voluntary termination experience as well as trends of actual option forfeitures. The effect of recognizing stock-based compensation expense on the Company’s net income and net income per share for the three and six months ended June 30, 2006 was as follows (in thousands, except per share amount):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Total cost of sales	$392	$587
Research and development	254	411
Marketing and sales	309	634
General and administrative	494	1,236
Income before income taxes and change in accounting principle	1,449	2,868
Cumulative effect of change in accounting principle	—	398
Net income	$1,449	$2,470
Basic income per share	$0.02	$0.03
Diluted income per share	$0.01	$0.03

FAS 123R requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the Company’s consolidated statement of cash flows as financing cash inflows. As the Company has net operating loss carryforwards available to be utilized to reduce its income taxes payable, no benefit has been realized from any excess tax deductions during the three and six months ended June 30, 2006.

As of June 30, 2006, there was approximately $4.5 million of unrecognized compensation cost related to all nonvested stock options and nonvested restricted stock issued subsequent to December 31, 2005. These costs will be recognized on a straight-line basis over a weighted-average vesting period of 1.9 years. Unrecognized compensation cost at June 30, 2006 of $1.9 million relating to nonvested restricted stock and restricted stock units granted prior to January 1, 2006 will continue to be amortized using the accelerated method, over a weighted-average vesting period of 1.9 years.

Prior to the adoption of FAS 123R, the intrinsic value of restricted stock was recorded as unamortized restricted stock compensation. Upon the adoption of FAS 123R, the unamortized restricted stock compensation balance of $3.8 million was reclassified to additional paid-in capital.

Valuation Assumptions

The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

	Six Months Ended
	June 30,
	2006	2005
Risk-free interest rates	4.44% - 5.15%	3.64% - 4.18%
Expected lives (in years)	4.5	5.0
Expected dividend yield	0%	0%
Expected volatility	52.1%	60%

The computation of expected volatility during the three and six months ended June 30, 2006 was based on an equally weighted combination of historical volatility and market-based implied volatility. Historical volatility was calculated from historical data for a period of time approximately equal to the expected term of the option award, starting from the date of grant. Market-based implied volatility was derived from traded options on the Company’s common stock having a term of six months. Prior to 2006, the Company’s computation of expected volatility was based on historical volatility. The Company’s computation of expected life in 2006 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

Pro Forma Information for Periods Prior to the Adoption of FAS 123R

Prior to January 1, 2006, the Company accounted for equity-based compensation using the intrinsic method prescribed in APB Opinion No. 25. As required by FAS 123R, the effect on net income and earnings per share of equity-based employee compensation, including stock options, that would have been recorded using the fair value based method for the three and six months ended June 30, 2005, is as follows (in thousands, except per share amounts):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income (loss) applicable to common shares	$6,904	$(1,175)
Add: Stock-based employee compensation expense included in reported net income (loss) applicable to common shares	486	922
Deduct: Stock-based employee compensation expense determined under fair value methods for all awards	(1,367)	(2,682)
Pro forma net income (loss) applicable to common shares	$6,023	$(2,935)
Basic net income (loss) per common share — as reported	$0.09	$(0.01)
Diluted net income (loss) per common share — as reported	$0.08	$(0.01)
Pro forma basic net income (loss) per common share	$0.08	$(0.04)
Pro forma diluted net income (loss) per common share	$0.08	$(0.04)

(9) Commitments and Contingencies

Legal Matters: A shareholder derivative lawsuit (Kovalsky v. Robert P. Peebler, et al., No. 2005-17565) was filed on March 16, 2005 in the 189th Judicial District Court of Harris County, Texas, against certain of the

Company’s officers and all of the members of the Company’s board of directors as defendants, and against the Company as a nominal defendant. The complaint alleged breach of the officers’ and directors’ fiduciary duties by failing to correct publicly reported financial results and guidance, abuse of control, gross mismanagement, unjust enrichment and corporate waste. The plaintiff sought judgment against the defendants for unspecified damages sustained by the Company, restitution, disgorgement of profits, benefits and compensation allegedly obtained by the defendants and attorneys’ and experts’ fees and costs.  On July 7, 2006, the Court approved the settlement of the lawsuit. The terms of the settlement require the payment of attorneys’ fees and expenses to the plaintiff’s counsel in the amount of $150,000. The Court dismissed the case with prejudice as to all parties. As part of the settlement, the Company’s insurance carrier has agreed to pay the $150,000 after the judgment becomes final.

In October 2002, the Company filed a lawsuit against Paulsson Geophysical Services, Inc. (PGSI) and its owner in the 286th District Court for Fort Bend County, Texas, seeking recovery of approximately $0.7 million that was unpaid and due to the Company resulting from the sale of a custom-built product that PGSI had asked the Company to construct in 2001. After the Company filed suit to recover the PGSI receivable, PGSI alleged that the delivered custom product was defective and counter-claimed against the Company, asserting breach of contract, breach of warranty and other related causes of action. The case was initially tried to a jury during May 2004. The jury returned a verdict in June 2004, the results of which would not have supported a judgment awarding damages to either the Company or the defendants. In August 2004, the presiding judge overruled the jury verdict and ordered a new trial. The new trial commenced in March 2006 and the jury in the new trial returned a verdict on April 13, 2006 finding that both parties had breached their contract but that PGSI did not suffer any damages in connection with the Company’s breach. On July 5, 2006, the Court issued a judgment awarding the Company $732,074 in damages on its breach of contract claim and $156,563 in prejudgment interest, while issuing a take-nothing judgment against PGSI.  The Company is also entitled to recover post-judgment interest and its legal costs and attorneys’ fees.  The parties are scheduled to appear before the presiding judge on August 11, 2006 to determine the amounts of post-judgment interest and attorneys’ fees to be recovered by the Company.  The Company has not recorded a gain contingency related to this matter.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Balance at beginning of period	$4,359	$3,781	$3,896	$3,832
Accruals for warranties issued during the period	1,920	1,061	3,529	2,332
Settlements made (in cash or in kind) during the period	(1,402)	(1,274)	(2,548)	(2,596)
Balance at end of period	$4,877	$3,568	$4,877	$3,568

(10) Non-Cash Investing and Financing Activities

During the six months ended June 30, 2006 and 2005, the Company entered into various capital leases for the purchase of computer equipment totaling $5.6 million and $1.2 million, respectfully.

In June 2005, the owner of the Company’s facilities located in Stafford, Texas sold the facilities.  The facilities were originally sold by the Company and leased-back from the owner in 2001.  As a result of the owner’s sale, a portion of the facilities qualified as a sale-leaseback for financial reporting purposes.  Therefore, in June 2005, $11.8 million of lease obligations and $8.1 million of long-term assets (primarily fixed assets) were treated as a sale, with the Company recording a deferred gain of $3.7 million.  See further discussion of this transaction in Note 11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

The trends that we experienced in the first quarter of fiscal 2006 continued into the second quarter.  We believe that this strengthening in our seismic equipment sales and processing services is because the energy industry has refocused much of its emphasis on exploration activities.

For both the three and six month periods ended June 30, 2006, our equipment and systems revenues and our services revenues increased significantly over that for the comparable periods in 2005.  Each of our four operating business segments experienced strong percentage increases in their revenues compared to their revenues for the comparable periods in 2005.  Income from operations was significantly higher in our Marine Imaging Systems, Seismic Imaging Solutions and Data Management Solutions business segments, compared to income from operations for those segments in the comparable periods of 2005.  Income from operations for our Land Imaging Systems segment declined for both the three and six month periods ended June 30, 2006 compared to those for the comparable periods in 2005, primarily because of increased research and development expenses associated with FireFly™.

Cash flows provided by our operating activities for the six months ended June 30, 2006 was $40.5 million, due to increases in net income for that six month period and to increases in our accrued liabilities and deferred revenue, partially offset by an increase in our inventory in our Marine Imaging Systems’ segment.  The increase in our deferred revenue was the result of increased underwriting commitments to our new venture programs for which we have not yet recognized the related revenue.  At June 30, 2006, we had $33.9 million in cash and cash equivalents.

During the quarter ended June 30, 2006, we continued to see increasing interest in our new technologies.  In May, we announced that Apache Corporation was joining BP America Production Company, a subsidiary of British Petroleum, in becoming a launch partner in our FireFly pilot project.  FireFly is our new cableless full-wave land seismic data acquisition system we announced in late 2005.  For the remainder of 2006, FireFly will be undergoing final engineering and field testing in preparation for deployment in the Wamsutter gas fields in Wyoming in late 2006.  In June 2006, we announced that Fugro-Geoteam AS had agreed to purchase multiple licenses for our new Orca™ command and control software package for marine seismic data acquisition, developed by our Data Management Solutions business segment.  In July 2006, we announced that GXT had been awarded a large project by a subsidiary of Sinopec, a Chinese energy and petrochemical firm, for an interpretive seismic imaging program at a gas field in western China. The seismic data for this project had been previously acquired using our VectorSeis digital full-wave sensors.  Also, in July 2006 we announced that we had been awarded a contract for 37,000 land and marsh geophone strings with delivery in the third quarter of 2006.

We operate our company through four business segments: Land Imaging Systems, Marine Imaging Systems, Seismic Imaging Solutions and Data Management Solutions. The following table provides an overview of key financial metrics for our company as a whole and our four business segments during the three and six months ended June 30, 2006 compared to those periods one year ago (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net revenues:
Land Imaging Systems	$49,808	$37,445	$84,755	$68,002
Marine Imaging Systems	38,516	16,773	65,126	27,646
Seismic Imaging Solutions	47,013	32,249	67,328	49,710
Data Management Solutions	5,654	3,700	10,131	6,851
Total	$140,991	$90,167	$227,340	$152,209

Income (loss) from operations:
Land Imaging Systems	$3,568	$4,762	$4,593	$7,820
Marine Imaging Systems	9,102	4,406	16,518	5,499
Seismic Imaging Solutions	13,039	6,155	12,053	1,050
Data Management Solutions	1,756	478	2,966	354
Corporate and Other	(10,072)	(6,714)	(19,864)	(13,104)
Total	$17,393	$9,087	$16,266	$1,619

Net income (loss) applicable to common shares	$14,360	$6,904	$11,026	$(1,175)
Basic net income (loss) per common share	$0.18	$0.09	$0.14	$(0.01)
Diluted net income (loss) per common share	$0.16	$0.08	$0.14	$(0.01)

We intend that the discussion of our financial condition and results of operations that follows will provide information that will assist in understanding our consolidated financial statements, the changes in certain key items in those financial statements from quarter to quarter, and the primary factors that accounted for those changes.

For a discussion of factors that could impact our future operating results and financial condition, see the section entitled “— Risk Factors” below.

The information contained in this Quarterly Report on Form 10-Q contains references to our trademarks, service marks and registered marks, as indicated. Except where stated otherwise or unless the context otherwise requires, the terms “VectorSeis” and “VectorSeis System Four” refer to our VectorSeis® and VectorSeis System Four® registered marks, the term “FireFly” refers to our FireFly™ mark (registration pending), and the term “Orca” refers to our Orca™ mark.

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

We adopted FAS 123R using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The consolidated financial statements as of and for the three and six months ended June 30, 2006 reflect the impact of adopting FAS 123R. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R.

During the three and six months ended June 30, 2006, we recorded a total of $1.4 million and $2.9 million, respectively, of stock-based compensation expense associated with our stock options, restricted stock, restricted stock units and our ESPP. Also, upon our adoption of FAS 123R, we recorded a $0.4 million cumulative effect of change in accounting principle to reflect the compensation costs that would have not been recognized in the periods prior to adoption had forfeitures been estimated on the unvested restricted stock and restricted stock units outstanding at January 1, 2006. During the three and six months ended June 30, 2005, we recorded total stock-based compensation expense associated with our restricted stock and restricted stock units of $0.5 million and $0.9      million, respectively. See Note 8 “Stock-Based Compensation” of Condensed Notes to Unaudited Consolidated Financial Statements.

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Net Revenues: Net revenues of $141.0 million for the three months ended June 30, 2006 increased $50.8 million, compared to the corresponding period last year.  Land Imaging Systems’ net revenues increased by $12.4 million, to $49.8 million compared to $37.4 million in the corresponding period of last year.  This increase was due to an increase in our Sensor geophone sales and vibrator truck sales.  Our land acquisition system sales remained consistent in the second quarter of 2006 following the new release of VectorSeis System Four.  Marine Imaging Systems’ net revenues increased $21.7 million to $38.5 million compared to $16.8 million in the corresponding period of last year mainly due to the final delivery of approximately $13.7 million under our VectorSeis Ocean systems contract with our customer, Reservoir Exploration Technology, as well as an increase in sales of our towed streamer positioning and controls product line due to the significant upturn in demand for marine seismic equipment.

Seismic Imaging Solutions’ net revenues increased $14.8 million, to $47.0 million for the three months ended June 30, 2006 compared to $32.2 million in the corresponding period last year. This increase is related to higher proprietary processing revenues, sales of off-the-shelf seismic data primarily in the Gulf of Mexico and in the Caribbean and pre-funded multi-client surveys primarily off the coast of India.  Concept Systems contributed $5.7 million to our net revenues for the second quarter, compared to $3.7 million in the corresponding period of last year, reflecting the increased demand for marine seismic work.

Gross Profit and Gross Profit Percentage: Gross profit of $47.0 million for the three months ended June 30, 2006 increased $19.0 million, compared to the corresponding period last year. Gross profit percentage for the three months ended June 30, 2006 was 33.3% compared to 31.0% in the prior year. The slight improvement in our gross margin percentages was primarily due to increased sales of higher margin positioning and data acquisition system electronics by Marine Imaging Systems and an increase in sales of GXT’s off-the-shelf seismic data library and pre-funded multi-client surveys.  This increase was partially offset by continuing pricing pressures on our land acquisition systems.  We are currently engaged in various engineering projects to reduce the cost of our products.

Research and Development: Research and development expense of $8.2 million for the three months ended June 30, 2006 increased $3.4 million compared to the corresponding period last year.  We incurred significant research and development expenses during the three months ended June 30, 2006 and expect to continue to incur significant research and development expenses as we continue to invest heavily in the next generation of our seismic acquisition products and services, such as FireFly and the next generation of marine products.  The impact of the adoption of FAS 123R resulted in the recognition of $0.3 million in our research and development expenses related to those employees’ compensation expense associated with their stock-based compensation.

Marketing and Sales:  Marketing and sales expense of $10.5 million for the three months ended June 30, 2006 increased $2.9 million compared to the corresponding period last year.  The increase of our sales and marketing expenses reflect additional sales personnel, an increase in business development personnel within our product groups and an increase in corporate marketing and advertising expenses.  We intend to continue investing significant sums in our marketing efforts as we penetrate markets for our new products.  The impact of the adoption of FAS 123R resulted in the recognition of $0.3 million in our marketing and sales expenses related to those employees’ compensation expense associated with their stock-based compensation.

General and Administrative: General and administrative expenses of $10.9 million for the three months ended June 30, 2006 increased $4.4 million over second quarter 2005 general and administrative expenses.  General and administrative expenses as a percentage of net revenues for the three months ended June 30, 2006 were 7.8% compared to 7.2% in the prior year.  This increase is related to higher professional and accounting fees, as well as an increase in expected bonuses for 2006 as a result of the increase of our results of operations.  The impact of the adoption of FAS 123R resulted in the recognition of $0.5 million in our general and administrative expenses related to those employees’ compensation expense associated with their stock-based compensation.

Income Tax Expense: Income tax expense for the three months ended June 30, 2006 was $1.0 million compared to $0.4 million for the three months ended June 30, 2005. Income tax expense includes only state and foreign taxes, since we continue to maintain a valuation allowance for substantially all of our net deferred tax assets.  The increase relates to an increase in the results of operations of our foreign divisions.  The Company’s effective tax rate for the three months ended June 30, 2006 was 6% due to the utilization of previously reserved deferred tax assets.

Preferred Dividend: The preferred dividend relates to our Series D-1 Preferred Stock we issued in February 2005. Quarterly dividends may be paid, at the option of the Company, either in cash or by the issuance of the Company’s common stock. Dividends are paid at a rate equal to the greater of (i) five percent per annum or (ii) the three month LIBOR rate on the last day of the immediately preceding calendar quarter plus two and one-half percent per annum. All dividends paid on the Series D-1 Preferred Stock have been paid in cash. The preferred stock dividend rate was 7.5% at June 30, 2006.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Net Revenues: Net revenues of $227.3 million for the six months ended June 30, 2006 increased $75.1 million, compared to the corresponding period last year.  Land Imaging Systems’ net revenues increased by $16.8 million, to $84.8 million compared to $68.0 million in the corresponding period of last year.  This increase was due to increases in our Sensor geophone sales and vibrator truck sales.  Land acquisition system sales remained consistent for the six-month period.  Marine Imaging Systems’ net revenues increased $37.5 million to $65.1 million compared to $27.6 million in the corresponding period of last year due to the final delivery of approximately $21.4 million under our VectorSeis Ocean systems contract with Reservoir Exploration Technology, as well as an increase in sales of our towed streamer positions and controls product line due to the significant upturn in demand for marine seismic equipment.

Seismic Imaging Solutions’ net revenues increased $17.6 million to $67.3 million for the six months ended June 30, 2006, compared to $49.7 million in the corresponding period last year.  This increase is related to higher proprietary processing revenues, sales of off-the-shelf seismic data and pre-funded multi-client surveys.  Concept Systems contributed $10.1 million to our net revenues for the first six months of 2006, compared to $6.9 million in the corresponding period of last year.

Gross Profit and Gross Profit Percentage: Gross profit of $70.7 million for the six months ended June 30, 2006 increased $31.9 million, compared to the corresponding period last year.  Gross profit percentage for the six months ended June 30, 2006 was 31.1% compared to 25.5% in the prior year.  The improvement in our gross margin percentages was primarily due to increased sales of higher margin positioning and data acquisition system electronics by Marine Imaging Systems, an increase in sales of GXT’s off-the-shelf seismic data library and pre-funded multi-client surveys, and an increase in higher margin sales at Concept Systems.  This increase was partially offset by continuing pricing pressures on our land acquisition systems.  We are currently engaged in various engineering projects to reduce the cost of our products.

Research and Development: Research and development expense of $15.3 million for the six months ended June 30, 2006 increased $5.9 million compared to the corresponding period last year.  We incurred significant research and development expenses during the six months ended June 30, 2006 and expect to continue to incur significant research and development expenses as we continue to invest heavily in the next generation of our seismic acquisition products and services, such as FireFly and the next generation of marine products.  The impact of the adoption of FAS 123R resulted in the recognition of $0.4 million in our research and development expense related to those employees’ compensation expense associated with their stock-based compensation.

Marketing and sales: Marketing and sales expense of $18.6 million for the six months ended June 30, 2006 increased $3.6 million compared to the corresponding period last year.  The increase of our sales and marketing expenses reflect additional sales personnel, an increase in business development personnel within our product groups and an increase in corporate marketing and advertising expenses.  We intend to continue investing significant sums in our marketing efforts as we penetrate markets for our new products.  The impact of the adoption of FAS 123R resulted in the recognition of $0.6 million in our marketing and sales expenses related to those employees’ compensation expense associated with their stock-based compensation.

General and Administrative: General and administrative expenses of $20.6 million for the six months ended June 30, 2006 increased $7.8 million over the corresponding period last year.  General and administrative expenses as a percentage of net revenues for the six months ended June 30, 2006 were 9.0% compared to 8.4% in the prior year.  This increase is related to higher professional fees associated with the on-going integrated audit of our 2006 results and our assessment of the effectiveness of our internal control over financial reporting as well as an increase in expected bonuses for 2006 as a result of the increase of our results of operations.  Also contributing to the increase in general and administrative expenses were legal fees associated with our lawsuit against Paulsson Geophysical Services (See Note 9 of Condensed Notes to Unaudited Consolidated Financial Statements) and professional fees related to a supply-chain management study.  The impact of the adoption of FAS 123R resulted in the recognition of $1.2 million in our general and administrative expenses related to those employees’ compensation expense associated with their stock-based compensation.

Income Tax Expense (Benefit): Income tax expense for the six months ended June 30, 2006 was $1.9 million compared to an income tax benefit of $0.9 million for the six months ended June 30, 2005. During the first quarter of 2005, we reduced our tax reserves by $1.3 million due to the successful closure of a certain foreign tax matter. Excluding this reduction of tax reserves, income tax expense reflected only state and foreign taxes, since we continue to maintain a valuation allowance for substantially all of our net deferred tax assets.  Also, after excluding the reduction of tax reserves, the increase in income tax expense primarily relates to an increase in the results of our foreign operations. The Company’s effective tax rate for the six months ended June 30, 2006 was 14% due to the utilization of previously reserved deferred tax assets.

Liquidity and Capital Resources

Sources of Capital

In May 2005, we obtained a $25.0 million revolving line of credit facility having a maturity date of May 24, 2008, for which there was a $0 outstanding balance at June 30, 2006. We can periodically elect to use either the lender’s Base Rate (as defined in the credit agreement) or the three-month LIBOR Rate plus 2.25% to 2.75% (depending on our Fixed Charge Coverage Ratio, as defined in the credit agreement) in connection with borrowings under the revolving line of credit. In addition, we can issue letters of credit totaling $5 million under this facility, which, if issued, reduces our borrowing availability under the line of credit. At June 30, 2006, there were no outstanding letters of credit under this facility.

A portion of our assets are pledged as collateral for outstanding borrowings under the line of credit. Total borrowings are subject to a borrowing base limitation based on a percentage of eligible accounts receivable and inventories. As of June 30, 2006, the borrowing base calculation permitted total available borrowings of $25 million. Our borrowing base could decrease if our Eligible Collateral (as defined in the credit agreement) falls below $25.0 million.

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

Cash Flow from Operations

We have historically financed operations from internally generated cash and funds from equity and debt financings. Cash and cash equivalents were $33.9 million at June 30, 2006, an increase of $18.1 million from December 31, 2005. Net cash provided by operating activities was $40.5 million for the six months ended June 30, 2006, compared to net cash used in operating activities of $17.5 million for the six months ended June 30, 2005. The increase in net cash provided by our operating activities was primarily due to our net income earned for the six months ended June 30, 2006 plus increases for that period in our accrued expenses and deferred revenue in our Seismic Imaging Solutions segment.  The increase in our deferred revenue was the result of increased underwriting commitments (cash received) to our new venture programs for which we have not yet recognized the related revenue.  Offsetting these increases in part were higher levels of unbilled receivables in our Seismic Imaging Solutions segment and inventories in our Marine Imaging Systems segment at June 30, 2006 compared to those items outstanding at December 31, 2005.

Cash Flow from Investing Activities

Net cash flow used in investing activities was $17.3 million for the three months ended June 30, 2006, compared to $6.7 million for the six months ended June 30, 2005. The principal uses of cash for our investing activities during the six months ended June 30, 2006 were $3.3 million for equipment purchases and $15.8 million for investments in our multi-client data library. Cash used in investing activities was partially offset by the collection of $2 million in proceeds from the note receivable associated with the sale of a facility in Alvin, Texas.  We expect to spend an additional $30 million to $35 million for equipment purchases and investments in our multi-client data library during the remainder of 2006. The range of expenditures for the remainder of the year could vary substantially depending on the level of multi-client seismic data acquisition projects that are initiated in the last six months of 2006.

Cash Flow from Financing Activities

Net cash flow used by financing activities was $5.8 million for the six months ended June 30, 2006, compared to $29.8 million of cash provided by financing activities for the six months ended June 30, 2005. The net cash flow used during the six months ended June 30, 2006 was primarily related to scheduled principal payments of $3.3 million on our notes payable and capital lease obligations, $3.0 million in net repayments on our revolving line of credit and $1.1 million in cash dividends paid on our outstanding Series D-1 Preferred Stock. These cash payments were partially offset by $1.6 million in proceeds related to the exercise of stock options and stock purchases by our employees under the ESPP during the six months ended June 30, 2006. The net cash provided by financing activities during the six months ended June 30, 2005 was primarily related to the sale of our Series D-1 Preferred Stock, on which we paid $0.6 million in cash dividends during that period.

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

On January 1, 2006, we adopted the fair value recognition provisions of FAS No. 123 (Revised 2004), “Share-Based Payment,” (FAS 123R), using the modified prospective method. Under this transition method, stock-based compensation cost recognized in the six months ended June 30, 2006 includes: (a) compensation cost for all unvested stock-based awards as of January 1, 2006 that had been granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all stock-based awards granted after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R).

Under our equity compensation plans, we have granted (i) stock options to purchase our common stock to our employees and directors, and (ii) restricted stock and restricted stock unit awards to our employees. Eligible employees can also participate under our ESPP where, through payroll deductions, they can purchase shares of our common stock for a purchase price equal to 85% of the lower of the closing price per share on the New York Stock Exchange on the first and the last day of each six-month offering period. The benefits provided under these plans are “share-based payments” subject to FAS 123R. Under the modified prospective method, prior periods are not restated for comparative purposes. Share-based compensation expense recognized under FAS 123R for the first six months of fiscal 2006 was $2.9 million. As of June 30, 2006, there was approximately $4.5 million of unrecognized compensation cost related to all nonvested stock options and nonvested restricted stock issued subsequent to December 31, 2005. These costs will be recognized on a straight-line basis over a weighted-average vesting period of 1.9 years. Unrecognized compensation cost at June 30, 2006 of $1.9 million relating to nonvested restricted stock and restricted stock units granted prior to January 1, 2006 will continue to be amortized using the accelerated method, over a weighted-average vesting period of 1.9 years.

With our adoption of FAS 123R, we began estimating the value of stock option awards on the date of grant using the Black-Scholes option pricing model. Prior to the adoption of FAS 123R, the values of our stock-based awards were estimated as of the date of grant using the Black-Scholes model for the pro forma information required to be disclosed under FAS 123. The determination of the fair value of stock-based payment awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

Our estimates of expected volatility for our stock price used in calculating fair value of our share-based compensation under FAS 123R for the six months ended June 30, 2006 were based on assumptions involving a combination of historical volatility and market-based implied volatility derived from traded options on our common stock. Prior to 2006, our calculation of expected volatility was based solely on historical volatility. See Note 8 “Stock-Based Compensation” of Condensed Notes to Unaudited Consolidated Financial Statements.

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

If factors change and we employ different assumptions in the application of FAS 123R in future periods, the compensation expense that we recognize may differ significantly from what we have recorded in the current period. Investors should be aware of the high degree of subjectivity involved when using option pricing models to estimate share-based compensation under FAS 123R. Option pricing models were developed for use in estimating the value of traded options that have no vesting restrictions, are freely transferable and do not cause dilution. Because our share-based payments have characteristics significantly different from those of freely-traded options, and because changes in the subjective input assumptions can materially affect our estimates of fair values, in our opinion, existing valuation models, including the Black-Scholes model, may not provide reliable measures of the fair values of our share-based compensation. Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those awards in the future. Certain share-based payments, such as stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our consolidated financial statements. Alternatively, value may be realized from these instruments that is significantly in excess of the fair values originally estimated on the grant date and reported in our consolidated financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee share-based awards is determined in accordance with FAS 123R and the SEC’s Staff Accounting Bulletin No. 107 (SAB 107) using an option pricing model, that value may not be indicative of the fair value observed in a transaction involving a willing buyer and a willing seller.

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

For the six months ended June 30, 2006 and for all of 2005, approximately 7% and 9%, respectively, of our consolidated net revenues were equipment sales to one customer headquartered in China. Approximately $12.8 million, or 11%, of our total accounts receivable at June 30, 2006 related to this same customer. The loss of this customer or a deterioration in our relationship with it could have a material adverse effect on our results of operations and financial condition.

For the six months ended June 30, 2006, $21.4 million, or 9% of consolidated net revenues, were to a single customer, Reservoir Exploration Technology.  At June 30, 2006, $8.6 million, or 7% of our total accounts receivable, related to this same customer.

For the six months ended June 30, 2006, we recognized $69.8 million of sales to customers in Europe, $47.7 million of sales to customers in Asia Pacific, $23.9 million of sales to customers in Africa, $12.1 million of sales to customers in the Middle East, $13.5 million of sales to customers in Latin American countries, and $4.5 million of sales to customers in the Commonwealth of Independent States, or former Soviet Union (CIS). The majority of our foreign sales are denominated in U.S. dollars. In recent years, the CIS and certain Latin American countries have experienced economic problems and uncertainties. To the extent that world events or economic conditions negatively affect our future sales to customers in these and other regions of the world or the collectibility of our existing receivables, our future results of operations, liquidity and financial condition may be adversely affected. We currently require customers in these higher risk countries to provide their own financing and in some cases assist the customer in organizing international financing and Export-Import credit guarantees provided by the United States government. We do not currently extend long-term credit through notes or otherwise to companies in countries we consider to be inappropriate for credit risk purposes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Please refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2005 for a discussion regarding the Company’s quantitative and qualitative disclosures about market risk. There have been no material changes to those disclosures during the six months ended June 30, 2006.

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

In connection with the preparation of our consolidated financial statements at and for the three and six months ended June 30, 2006, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. Based upon that evaluation and because the material weaknesses identified above had not been remediated at that time, our principal executive and financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2006 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.  In addition to the remediation steps described in our Annual Report on Form 10-K for the year ended December 31, 2005, and Quarterly Report on Form 10-Q for the three months ended March 31, 2006, we have hired a chief financial officer, a treasurer and director of tax, an assistant controller, a director of corporate finance, a director of finance to oversee our foreign operations, and a director of information technology.  We believe that these actions and the resulting improvement in controls will remediate some of these material weaknesses and will strengthen our disclosure controls and procedures and our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

A shareholder derivative lawsuit (Kovalsky v. Robert P. Peebler, et al., No. 2005-17565) was filed on March 16, 2005 in the 189th Judicial District Court of Harris County, Texas, against certain of our officers and all of the members of our board of directors as defendants, and against us as a nominal defendant. The complaint alleged breach of the officers’ and directors’ fiduciary duties by failing to correct publicly reported financial results and guidance, abuse of control, gross mismanagement, unjust enrichment and corporate waste. The plaintiff sought judgment against the defendants for unspecified damages sustained by the Company, restitution, disgorgement of profits, benefits and compensation allegedly obtained by the defendants and attorneys’ and experts’ fees and costs.  On July 7, 2006, the Court approved the settlement of the lawsuit. The settlement involves the adoption of certain corporate governance measures by us  and payment of attorneys’ fees and expenses to the derivative plaintiff’s counsel in the amount of $150,000. The Court dismissed the case with prejudice as to all parties. As part of the settlement, our insurance carrier agreed to pay the $150,000 after the judgment becomes final.  Management believes that the settlement will have no adverse impact on our financial condition, results of operations or liquidity.

In October 2002, we filed a lawsuit against Paulsson Geophysical Services, Inc. (PGSI) and its owner in the 286th District Court for Fort Bend County, Texas, seeking recovery of approximately $0.7 million that was unpaid and due to us resulting from the sale of a custom-built product that PGSI had asked us to construct in 2001. After we filed suit to recover the PGSI receivable, PGSI alleged that the delivered custom product was defective and counter-claimed against us, asserting breach of contract, breach of warranty and other related causes of action. The case was initially tried to a jury during May 2004. The jury returned a verdict in June 2004, the results of which would not have supported a judgment awarding damages to either us or the defendants. In August 2004, the presiding judge overruled the jury verdict and ordered a new trial. The new trial commenced in March 2006 and the jury in the new trial returned a verdict on April 13, 2006 finding that both parties had breached their contract but that PGSI did not suffer any damages in connection with our breach. On July 5, 2006, the Court issued a judgment awarding us $732,074 in damages on our breach of contract claim and $156,563 in prejudgment interest, while issuing a take-nothing judgment against PGSI.  We are also entitled to recover post-judgment interest and our legal costs and attorneys’ fees.  The parties are scheduled to appear before the presiding judge on August 11, 2006 to determine the amounts of post-judgment interest and attorneys’ fees to be recovered by us.

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

Item 1A. Risk Factors.

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

•            future benefits to our customers to be derived from new products and services, such as FireFly and Orca;

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

Our VectorSeis System Four Digital-Analog land data acquisition system, introduced in 2004, initially experienced operational problems in the field. During 2004, we introduced our VectorSeis Ocean system for seismic data acquisition using redeployable ocean bottom cable. The system was put into operation that year, but experienced a number of start-up functionality issues. As a result of our systems’ advanced and complex nature, we expect to experience occasional operational issues from time to time. Generally, until our products have been tested in the field under a wide variety of operational conditions, we cannot be certain that performance and service problems will not arise. Customers do occasionally experience issues and therefore there is a possibility that our new products may also suffer from similar issues. In that case, market acceptance of our new products could be delayed and our results of operations and financial condition could be adversely affected.

Our operating results may fluctuate from period to period and we are subject to seasonality factors.

Our operating results are subject to fluctuations from period to period, as a result of new product or service introductions, the timing of significant expenses in connection with customer orders, unrealized sales, levels of research and development activities in different periods, the product mix sold and the seasonality of our business. Because many of our products feature a high sales price and are technologically complex, we generally have experienced long sales cycles for these products and historically incur significant expense at the beginning of these cycles for component parts and other inventory necessary to manufacture a product in anticipation of a future sale, which may not ultimately occur. In addition, the revenues from our sales can vary widely from period to period due to changes in customer requirements. These factors can create fluctuations in our net revenues and results of operations from period to period. Variability in our overall gross margins for any quarter, which depend on the percentages of higher-margin and lower-margin products and services sold in that quarter, compounds these uncertainties. As a result, if net revenues or gross margins fall below expectations, our operating results and financial condition will likely be adversely affected. Additionally, our business can be seasonal in nature, with strongest demand typically in the fourth calendar quarter of each year.

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

We rely on highly skilled personnel in our businesses, and if we are unable to retain or motivate key personnel or hire qualified personnel, we may not be able to grow effectively.

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

Sales to customers outside of North America accounted for 75% of our consolidated net revenues for six months ended June 30, 2006, and we believe that export sales will remain a significant percentage of our revenue. United States export restrictions affect the types and specifications of products we can export. Additionally, to complete certain sales, United States laws may require us to obtain export licenses, and we cannot assure you that we will not experience difficulty in obtaining these licenses. Operations and sales in countries other than the United States are subject to various risks peculiar to each country. With respect to any particular country, these risks may include:

•            expropriation and nationalization;

•            political and economic instability;

•            terrorist activities;

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

We invest significant sums of money in acquiring and processing seismic data for GXT’s multi-client seismic data library.

We invest significant amounts in acquiring and processing new seismic data to add to our GXT multi-client data library, which we seek to recover through future data licensing fees. For the first six months of 2006, we invested $15.8 million in this library.  Our customers generally commit to licensing the data prior to our initiating a new data library acquisition program.  However, the aggregate amounts of future licensing fees for this data are sometimes uncertain and depend on a variety of factors, including the market prices of oil and gas, customer demand for seismic data in the library and the availability of similar data from competitors.  We may not be able to recover all of the costs of or earn any return on these investments.  In periods in which sales do not meet original expectations, we may be required to record additional amortization and/or impairment charges to reduce the carrying value of our data library, which charges may be material to our operating results in any period.

The loss of any significant customer could materially and adversely affect our results of operations and financial condition.

We have traditionally relied on a relatively small number of significant customers. Consequently, our business is exposed to the risks related to customer concentration. For the six months ended June 30, 2006 and for all of 2005 approximately 7% and 9%, respectively, of our consolidated net revenues related to one Chinese customer. For the six months ended June 30, 2006, $21.4 million, or 9% of consolidated net revenues, were to a single customer, Reservoir Exploration Technology.  At June 30, 2006, $8.6 million, or 7% of our total accounts receivable related to this same customer.  The loss of any of our significant customers or deterioration in our relations with any of them could materially and adversely affect our results of operations and financial condition.

Historically, a relatively small number of customers has accounted for the majority of our net revenues in any period. During the last ten years, our traditional seismic contractor customers have been rapidly consolidating, thereby consolidating the demand for our products. The loss of any of our significant customers to further consolidation could materially and adversely affect our results of operations and financial condition.

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

We are exposed to risks relating to the effectiveness of our internal controls and disclosure controls and procedures.

Since our management has been required to report on the evaluation and assessment of our internal control over financial reporting (beginning with our Form 10-K for the fiscal year ended December 31, 2004), we have reported a number of material weaknesses in our internal control over financial reporting.  Because of these material weaknesses, our management has concluded that as of December 31, 2004 and 2005, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The existence of these material weaknesses as of the end of certain fiscal quarters also caused our management to determine that we did not have at such dates effective disclosure controls and procedures in place to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms at a reasonable assurance level.  For further information regarding these material weaknesses identified in our internal control over financial reporting as of specified dates, see Item 9A. “Controls and Procedures” contained in our Annual Report on Form 10-K for the year ended December 31, 2005, and Part I., Item 4.  “Controls and Procedures” of this Form 10-Q.

We believe that the existing internal control weaknesses will be remediated during 2006.  However, we may continue to experience controls deficiencies or material weaknesses in the future, which could adversely impact the accuracy and timeliness of our future financial reporting and reports and filings that we make with the SEC.

Certain of our facilities could be damaged by hurricanes and other natural disasters, which could have an adverse effect on our results of operations and financial condition.

Certain of our facilities are located in regions of the United States that are susceptible to damage from hurricanes and other weather events, and, during 2005, were impacted by hurricanes or weather events. Our Marine Imaging Systems segment leases a 40,000-square foot facility located in Harahan, Louisiana, in the greater New Orleans metropolitan area. On August 27, 2005, we suspended operations at this facility and evacuated and locked down the facility in preparation for Hurricane Katrina. This facility did not experience flooding or significant damage during or after the hurricane. However, because of employee evacuations, power failures and lack of related support services, utilities and infrastructure in the New Orleans area, we were unable to resume full operations at the facility until late September 2005.

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

We have increased our use of contract manufacturers as an alternative to our own manufacturing of products. We have outsourced the manufacturing of our vibrator vehicles, our towed marine streamers, our redeployable ocean bottom cables, our Applied MEMS components, various components of VectorSeis Ocean and certain electronic and ground components of our land acquisition systems. If, in implementing any outsource initiative, we are unable to identify contract manufacturers willing to contract with us on competitive terms and to devote adequate resources to fulfill their obligations to us or if we do not properly manage these relationships, our existing customer relationships may suffer. In addition, by undertaking these activities, we run the risk that the reputation and competitiveness of our products and services may deteriorate as a result of the reduction of our control over quality and delivery schedules. We also may experience supply interruptions, cost escalations and competitive disadvantages if our contract manufacturers fail to develop, implement, or maintain manufacturing methods appropriate for our products and customers.

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

Under our five-year supply agreement with Colibrys Ltd., we have committed to purchase a minimum of MEMs accelerometers ranging between $7.0 million to $8.0 million per year through 2009. If demand for our VectorSeis products, which MEMs accelerometers are a component of, prove to be less than we originally forecasted, we could be required to purchase MEMs accelerometers that we may never utilize.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(c)           During the three months ended June 30, 2006, in connection with the lapse of restrictions on shares of our restricted stock held by four of our employees, we acquired shares of our common stock in satisfaction of tax withholding obligations that were incurred on the vesting date. The date of acquisition, number of shares and average effective acquisition price per share, were as follows:

Period	(a) Total Number of Shares Acquired	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Program

April 1, 2006 to April 30, 2006	2,037	$10.06	Not applicable	Not applicable
May 1, 2006 to May 31, 2006	1,245	9.92	Not applicable	Not applicable
June 1, 2006 to June 30, 2006	—	—	Not applicable	Not applicable
Total	3,282	$10.01

Item 4.   Submission of Matters to a Vote of Security Holders.

     The following matters were submitted to a vote of stockholders during our 2006 annual meeting of stockholders held on May 17, 2006 in Houston, Texas, and were approved by the stockholders:

	Votes Cast For	Votes Withheld
1. Election of Directors for a Three-Year Term Expiring in 2009
Theodore H. Elliott, Jr.	43,771,553	27,391,681
James M. Lapeyre, Jr.	42,545,597	28,617,636

	For	Against	Abstain	Broker Non-Votes
2. Approval of Amendments to 2004 Long-Term Incentive Plan	34,345,807	23,732,512	225,358	12,859,556
3. Ratification of Ernst & Young LLP as Independent Registered Public Accountants	62,219,536	8,883,300	60,398	0

The terms of the following directors continued after the meeting:
Franklin Myers
Bruce S. Appelbaum
S. James Nelson, Jr.
Robert P. Peebler
John N. Seitz
Sam K. Smith

Item 6. Exhibits

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. §1350.
32.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. §1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INPUT/OUTPUT, INC.

By	/s/ R. Brian Hanson
R. Brian Hanson
Executive Vice President and
Chief Financial Officer

Date: August 9, 2006

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. §1350.
32.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. §1350.