Form 10-Q
period 2006-09-30
INPUT OUTPUT INC
filed 2006-11-09
CIK 866609

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER 1-12691
INPUT/OUTPUT, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE
(State or other jurisdiction of	22-2286646
incorporation or organization)	(I.R.S. Employer Identification No.)

12300 PARC CREST DR.,
STAFFORD, TEXAS	77477
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes: ☐ No: ☑
At October 30, 2006, there were 79,891,211 shares of common stock, par value $0.01 per share, outstanding.

INPUT/OUTPUT, INC. AND SUBSIDIARIES
TABLE OF CONTENTS FOR FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
INPUT/OUTPUT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2006	2005
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$43,130	$15,853
Restricted cash	1,559	1,532
Accounts receivable, net	114,508	120,880
Current portion of notes receivable, net	6,030	8,372
Unbilled receivables	23,668	15,070
Inventories	104,079	81,428
Prepaid expenses and other current assets	12,824	10,919

Total current assets	305,798	254,054
Notes receivable	5,617	6,508
Non-current deferred income tax asset	3,183	3,183
Property, plant and equipment, net	33,773	28,997
Multi-client data library, net	31,862	18,996
Investments at cost	4,254	4,000
Goodwill	155,016	154,794
Intangible and other assets, net	63,151	67,329

Total assets	$602,654	$537,861

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable and current maturities of long-term debt	$7,150	$4,405
Accounts payable	35,903	31,938
Accrued expenses	42,138	29,867
Accrued multi-client data library royalties	24,867	18,961
Deferred revenue	29,015	11,939
Deferred income tax liability	3,183	3,183

Total current liabilities	142,256	100,293
Long-term debt, net of current maturities	71,868	71,541
Non-current deferred income tax liability	4,138	4,304
Other long-term liabilities	4,405	4,340

Total liabilities	222,667	180,478

Cumulative convertible preferred stock	29,950	29,838

Stockholders’ equity:
Common stock, $0.01 par value; authorized 200,000,000 shares; outstanding 79,825,278 shares at September 30, 2006, and 79,764,338 shares at December 31, 2005, net of treasury stock	808	807
Additional paid-in capital	489,800	487,232
Accumulated deficit	(136,124)	(150,007)
Accumulated other comprehensive gain (loss)	2,057	(728)
Treasury stock, at cost, 850,455 shares at September 30, 2006 and 801,558 at December 31, 2005	(6,504)	(5,968)
Unamortized restricted stock compensation	—	(3,791)

Total stockholders’ equity	350,037	327,545

Total liabilities and stockholders’ equity	$602,654	$537,861

See accompanying Condensed Notes to Unaudited Consolidated Financial Statements.

INPUT/OUTPUT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
Product revenues	$77,608	$59,862	$237,620	$162,361
Service revenues	32,365	19,646	99,693	69,356

Total net revenues	109,973	79,508	337,313	231,717

Cost of products	56,113	42,681	170,236	116,086
Cost of services	20,847	13,002	63,344	52,967

Total cost of sales	76,960	55,683	233,580	169,053

Gross profit	33,013	23,825	103,733	62,664

Operating expenses (income):
Research and development	7,762	4,814	23,032	14,148
Marketing and sales	9,813	7,565	28,458	22,575
General and administrative	8,994	6,429	29,557	19,227
(Gain) loss on sale of assets	(9)	(1)	(33)	75

Total operating expenses	26,560	18,807	81,014	56,025

Income from operations	6,453	5,018	22,719	6,639
Interest expense	(1,484)	(1,367)	(4,309)	(4,726)
Interest income	630	218	1,517	482
Other income (expense)	(687)	(4)	(1,309)	61

Income before income taxes and change in accounting principle	4,912	3,865	18,618	2,456
Income tax expense (benefit)	1,419	650	3,332	(202)

Net income before change in accounting principle	3,493	3,215	15,286	2,658
Cumulative effect of change in accounting principle	—	—	398	—

Net income	3,493	3,215	15,684	2,658
Preferred stock dividends and accretion	636	488	1,801	1,104

Net income applicable to common shares	$2,857	$2,727	$13,883	$1,554

Basic and diluted income per share:
Net income per basic and diluted share before change in accounting principle	$0.04	$0.03	$0.17	$0.02
Cumulative effect of change in accounting principle	—	—	—	—

Net income per basic and diluted share	$0.04	$0.03	$0.17	$0.02

Weighted average number of common shares outstanding:
Basic	79,575	79,313	79,344	78,903
Diluted	81,354	80,646	80,976	79,957
See accompanying Condensed Notes to Unaudited Consolidated Financial Statements.

INPUT/OUTPUT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2006	2005
	(In thousands)
Cash flows from operating activities:
Net income	$15,684	$2,658
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle	(398)	—
Depreciation and amortization (other than multi-client library)	16,243	18,292
Amortization of multi-client library	16,573	5,521
Stock based compensation expense related to stock options, nonvested stock and employee stock purchases	4,220	1,707
Reduction of tax reserves	—	(1,393)
Deferred income tax	(542)	(544)
Bad debt expense	298	473
(Gain) loss on sale of fixed assets	(33)	75
Change in operating assets and liabilities:
Accounts and notes receivable	8,037	(31,964)
Unbilled receivables	(8,598)	(6,191)
Inventories	(21,717)	10,885
Accounts payable, accrued expenses and accrued royalties	21,375	(15,086)
Deferred revenue	16,993	7,281
Other assets and liabilities	(847)	(2,980)

Net cash provided by (used in) operating activities	67,288	(11,266)

Cash flows from investing activities:
Purchase of property, plant and equipment	(5,837)	(4,233)
Investment in multi-client data library	(29,439)	(11,431)
Proceeds from the sale of fixed assets	241	37
Proceeds from collection of note receivable associated with the sale of a facility	2,000	—
Increase in investments	(254)	(500)
Acquisition of intellectual property rights	—	(1,850)

Net cash used in investing activities	(33,289)	(17,977)

Cash flows from financing activities:
Net (repayments) borrowings under revolving line of credit	(2,977)	3,585
Payments on notes payable and long-term debt	(4,932)	(5,483)
Net proceeds from preferred stock offering	—	29,800
Payment of preferred dividends	(1,689)	(1,104)
Return of deposit securing a letter of credit	—	1,500
Proceeds from employee stock purchases and exercise of stock options	2,609	2,314
Purchases of treasury stock	(607)	(224)

Net cash (used in) provided by financing activities	(7,596)	30,388

Effect of change in foreign currency exchange rates on cash and cash equivalents	874	(398)

Net increase in cash and cash equivalents	27,277	747
Cash and cash equivalents at beginning of period	15,853	14,935

Cash and cash equivalents at end of period	$43,130	$15,682

See accompanying Condensed Notes to Unaudited Consolidated Financial Statements.

INPUT/OUTPUT, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation
     The consolidated balance sheet of Input/Output, Inc. and its subsidiaries (collectively referred to as the “Company” or “I/O”, unless the context otherwise requires) at December 31, 2005 has been derived from the Company’s audited consolidated financial statements at that date. The consolidated balance sheet at September 30, 2006, the consolidated statements of operations for the three and nine months ended September 30, 2006 and 2005, and the consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the operating results for a full year or of future operations.
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
     Net revenues and cost of sales have been presented to reflect the total of product and service revenues and their related costs. The net revenues and cost of sales for the three and nine months ended September 30, 2005, and other certain amounts previously reported have been reclassified to conform to the current year presentation.
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
     The Company adopted FAS 123R using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The consolidated financial statements as of and for the three and nine months ended September 30, 2006 reflect the impact of adopting FAS 123R. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R. See Note 8 “Stock-Based Compensation” for further details.
     Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the three and nine months ended September 30, 2006 includes compensation expense for stock-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of FAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure — an amendment of FASB Statement No. 123 (issued 12/02)” (FAS 148), and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with FAS 123R. As stock-based compensation expense recognized in the consolidated statement of operations for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.

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
     Recent Accounting Pronouncements. In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in accordance with FAS No. 109, “Accounting for Income Taxes” (FAS 109). FIN 48 clarifies the application of FAS 109 by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. Additionally, FIN 48 provides guidance on the measurement, derecognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to beginning retained earnings. The Company is currently evaluating the impact the adoption of FIN 48 will have on its financial position, results of operations and cash flows.
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
     A summary of segment information for the three and nine months ended September 30, 2006 and 2005 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net revenues:
Land Imaging Systems	$46,082	$38,809	$130,837	$106,811
Marine Imaging Systems	24,864	16,338	89,990	43,984
Seismic Imaging Solutions	32,365	19,646	99,693	69,356
Data Management Solutions	6,662	4,715	16,793	11,566

Total	$109,973	$79,508	$337,313	$231,717

Income (loss) from operations:
Land Imaging Systems	$1,874	$4,257	$6,467	$12,077
Marine Imaging Systems	5,792	4,090	22,310	9,588
Seismic Imaging Solutions	5,123	1,613	17,176	2,663
Data Management Solutions	2,423	1,470	5,389	1,824
Corporate and Other	(8,759)	(6,412)	(28,623)	(19,513)

Total	$6,453	$5,018	$22,719	$6,639

(4) Inventories
     A summary of inventories is as follows (in thousands):

	September 30,	December 31,
	2006	2005
Raw materials and subassemblies	$47,150	$45,661
Work-in-process	15,631	9,047
Finished goods	51,289	37,031
Reserve for excess and obsolete inventories	(9,991)	(10,311)

Inventories, net	$104,079	$81,428

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
(5) Net Income per Common Share
     Basic net income per common share is computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted net income per common share is determined based on the assumption that dilutive restricted stock and restricted stock unit awards have vested and outstanding dilutive stock options have been exercised and the aggregate proceeds were used to reacquire common stock using the average price of such common stock for the period. See Note 8 “Stock-Based Compensation” for further details of the Company’s stock based awards.
     The Company has outstanding $60.0 million of convertible senior notes, for which 13,888,890 common shares may currently be acquired upon their full conversion. In 2005, the Company issued 30,000 shares of Series D-1 Cumulative Convertible Preferred Stock (Preferred Stock), which may presently be converted, at the holder’s election, into up to 3,812,428 shares of common stock. The convertible senior notes and Preferred Stock are anti-dilutive for all periods presented and therefore have been excluded from the computation of diluted net income per share.
     The following table summarizes the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income before change in accounting principle	$2,857	$2,727	$13,485	$1,554
Cumulative effect of change in accounting principle	—	—	398	—

Net income applicable to common shares	$2,857	$2,727	$13,883	$1,554

Weighted average number of common shares outstanding	79,575	79,313	79,344	78,903
Effect of dilutive stock awards	1,779	1,333	1,632	1,054

Weighted average number of diluted common shares outstanding	81,354	80,646	80,976	79,957

Basic and diluted income per share:
Net income per basic and diluted share before change in accounting principle	$0.04	$0.03	$0.17	$0.02
Cumulative effect of change in accounting principle	—	—	—	—

Net income per basic and diluted share	$0.04	$0.03	$0.17	$0.02

(6) Income Taxes
     In 2002, the Company established a valuation allowance for substantially all of its domestic deferred tax assets including its net operating loss carryforward. Since that time, the Company has continued to record a valuation allowance. The valuation allowance was calculated in accordance with the provisions of FAS 109, which require that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. The Company will continue to reserve for substantially all net deferred tax assets until there is sufficient evidence to warrant reversal. The Company’s effective tax rate for the three and nine months ended September 30, 2006 was 28.9% and 17.9%. The increased effective tax rate for the three months ended September 30, 2006 relates to improved results of operations of foreign operations. The effective tax rate for the nine months ended September 30, 2006 is lower than the statutory rate due to the utilization of previously reserved domestic deferred tax assets.
(7) Comprehensive Net Income (Loss)
     The components of comprehensive net income (loss) are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income applicable to common shares	$2,857	$2,727	$13,883	$1,554
Foreign currency translation adjustment	2,129	(512)	2,785	(2,481)

Comprehensive net income (loss)	$4,986	$2,215	$16,668	$(927)

(8) Stock-Based Compensation
Stock Option Plans
     The Company has adopted stock option plans for eligible employees, directors and consultants, which provide for the granting of options to purchase shares of common stock. As of September 30, 2006, there were 7,120,519 shares issued or committed for issuance under outstanding options under the Company’s stock option plans, and 987,495 shares available for future grant and issuance, of which, 947,495 shares may also be issued as other stock-based awards such as restricted stock or restricted stock units.

     The options under these plans generally vest in equal annual installments over a four-year period and have a term of ten years. These options are typically granted with an exercise price per share equal to or greater than the current market price and, upon exercise, are issued from the Company’s unissued common shares. On August 16, 2006, the Compensation Committee of the Board of Directors of the Company approved fixed pre-established quarterly grant dates for all future grants of options.
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
     Additional information related to the Company’s stock options is as follows:

				Weighted Average
			Weighted Average	Remaining	Aggregate
		Weighted Average	Grant Date Fair	Contractual Life in	Intrinsic
	Number of Shares	Exercise Price	Value	Years	Value (000’s)
Total outstanding at January 1, 2006	7,047,127	$7.41		6.3
Options granted	1,085,000	$9.69	$4.40
Options exercised	(477,101)	$4.12
Options expired	(130,000)	$11.84
Options forfeited	(404,507)	$7.49

Total outstanding at September 30, 2006	7,120,519	$7.90		6.6	$14,425

Options exercisable and vested at September 30, 2006	4,570,790	$7.75		5.3	$9,962

     The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $1.2 million and $2.5 million, respectively. Cash received from option exercises under all share-based payment arrangements for the three and nine months ended September 30, 2006 was approximately $0.8 million and $2.0 million, respectively.
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
     The status of the Company’s restricted stock and restricted stock unit awards for the nine months ended September 30, 2006 is as follows:

Number of Shares/Units
Total nonvested at January 1, 2006	777,236
Granted	585,000
Vested	(262,785)
Forfeited	(92,750)

Total nonvested at September 30, 2006	1,006,701

     At September 30, 2006, the intrinsic value of restricted stock and restricted stock unit awards is approximately $10.0 million. The weighted average grant date fair value for restricted stock and restricted stock unit awards granted during the nine months ended September 30, 2006 was $9.63 per share. The total fair value of shares vested during the nine months ended September 30, 2006 was $2.6 million.

Employee Stock Purchase Plan
     In April 1997, the Company adopted its Employee Stock Purchase Plan (ESPP), which allows all eligible employees to authorize payroll deductions at a rate of 1% to 15% of base compensation for the purchase of the Company’s common stock. The purchase price of the common stock will be the lesser of 85% of the closing price on the first day of the applicable offering period (or most recently preceding trading day) and 85% of the closing price on the last day of the offering period (or most recently preceding trading day). Each offering period is six months in duration and commences on January 1 and July 1 of each year. The ESPP is considered a compensatory plan under FAS 123R. Therefore, the Company recorded compensation expense of approximately $0.2 million during the nine months ended September 30, 2006. The expense represents the estimated fair value of the look-back purchase option. The fair value was determined using the Black-Scholes option pricing model and is recognized over the purchase period.
Impact of the Adoption of FAS 123R
     Beginning January 1, 2006, the Company adopted FAS 123R using the modified prospective method. Accordingly, during the three and nine months ended September 30, 2006, the Company recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under FAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. For stock-based awards granted after January 1, 2006, the Company recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. Effective January 1, 2006, the Company began to recognize stock-based compensation for all awards on the straight-line basis over the service period of each award (generally the award’s vesting period). Prior to the adoption of FAS 123R, the Company had recognized compensation expense related to its restricted stock and restricted stock unit awards using the accelerated method and will continue to apply the accelerated method to all outstanding restricted stock and restricted stock unit awards granted prior to January 1, 2006.
     FAS 123R requires that stock-based compensation expense be based on awards that are expected to ultimately vest. Accordingly, stock-based compensation for the three and nine months ended September 30, 2006 has been reduced for estimated forfeitures. When estimating forfeitures, the Company considers voluntary termination experience as well as trends of actual forfeitures. Stock-based compensation expense for the three and nine months ended September 30, 2006 was as follows (in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Total cost of sales	$334	$921
Research and development	164	575
Marketing and sales	334	968
General and administrative	520	1,756

Income before income taxes and change in accounting principle	1,352	4,220
Cumulative effect of change in accounting principle	—	398

Net income	$1,352	$3,822

Basic and diluted income per share	$0.02	$0.05

     FAS 123R requires tax benefits relating to excess stock based compensation deductions to be prospectively presented in the Company’s consolidated statement of cash flows as financing cash inflows. As the Company has net operating loss carryforwards available to be utilized to reduce its income taxes payable, no benefit has been realized from any excess tax deductions during the three and nine months ended September 30, 2006.
     As of September 30, 2006, there was approximately $10.2 million of unrecognized compensation cost related to all nonvested stock options, nonvested restricted stock and restricted stock units issued subsequent to December 31, 2005. These costs will be recognized on a straight-line basis over a weighted-average vesting period of 2.8 years. Unrecognized compensation cost at September 30, 2006 of $1.4 million relating to nonvested restricted stock and restricted stock units granted prior to January 1, 2006 will continue to be amortized using the accelerated method, over a weighted-average vesting period of 1.7 years.

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
Valuation Assumptions
     The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

	Nine Months Ended
	September 30,
	2006	2005
Risk-free interest rates	4.44% – 5.15%	3.63% – 4.33%
Expected lives (in years)	4.5	5.0
Expected dividend yield	0%	0%
Expected volatility	47.5% – 53.8%	60%
     The computation of expected volatility during the three and nine months ended September 30, 2006 was based on an equally weighted combination of historical volatility and market-based implied volatility. Historical volatility was calculated from historical data for a period of time approximately equal to the expected term of the option award, starting from the date of grant. Market-based implied volatility was derived from traded options on the Company’s common stock having a term of six months. Prior to 2006, the Company’s computation of expected volatility was based on historical volatility. The Company’s computation of expected life in 2006 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.
Pro Forma Information for Periods Prior to the Adoption of FAS 123R
     Prior to January 1, 2006, the Company accounted for equity-based compensation using the intrinsic method prescribed in APB Opinion No. 25. As required by FAS 123R, the effect on net income and earnings per share of stock-based employee compensation, including stock options, that would have been recorded using the fair value based method for the three and nine months ended September 30, 2005, is as follows (in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net income applicable to common shares	$2,727	$1,554
Add: Stock-based employee compensation expense included in reported net income applicable to common shares	785	1,707
Deduct: Stock-based employee compensation expense determined under fair value methods for all awards	(1,746)	(4,589)

Pro forma net income (loss) applicable to common shares	$1,766	$(1,328)

Basic and diluted net income per common share — as reported	$0.03	$0.02

Pro forma basic and diluted net income (loss) per common share	$0.02	$(0.02)

(9) Commitments and Contingencies
     Legal Matters: In October 2002, the Company filed a lawsuit against Paulsson Geophysical Services, Inc. (PGSI) and its owner in the 286th District Court for Fort Bend County, Texas, seeking recovery of approximately $0.7 million that was unpaid and due to the Company resulting from the sale of a custom-built product that PGSI had asked the Company to construct in 2001. After the Company filed suit to recover the PGSI receivable, PGSI alleged that the delivered custom product was defective and counter-claimed against the Company, asserting breach of contract, breach of warranty and other related causes of action. The case was initially tried to a jury during May 2004. The jury returned a verdict in June 2004, the results of which would not have supported a judgment awarding damages to either the Company or the defendants. In August 2004, the presiding judge overruled the jury verdict and ordered a new trial. The new trial commenced in March 2006 and the jury in the new trial returned a verdict on April 13, 2006 finding that both parties had breached their contract but that PGSI did not suffer any damages in connection with the Company’s breach. On July 5, 2006, the Court issued a judgment awarding the Company $732,074 in damages on its breach of contract claim and $156,563 in prejudgment interest, while issuing a take-nothing judgment against PGSI. The Company is also entitled to recover post-judgment interest and its legal costs and attorneys’ fees. At a hearing held on August 11, 2006, the judge determined that the Company was entitled to recover $365,000 in attorneys’ fees, thereby bringing the total award to the Company to $1,259,294, plus post-judgment interest and recoverable legal costs. The Company will not recognize this gain until the judgment is final and nonappealable and its collectibility is reasonably assured.
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
     Warranties: The Company generally warrants that all manufactured equipment will be free from defects in workmanship, materials and parts. Warranty periods generally range from 90 days to three years from the date of original purchase, depending on the product. The Company provides for estimated warranty as a charge to cost of sales at time of sale, which is when estimated future expenditures associated with such contingencies become probable and reasonably estimated. However, new information may become available, or circumstances (such as applicable laws and regulations) may change, thereby resulting in an increase or decrease in the amount required to be accrued for such matters (and therefore a decrease or increase in reported net income in the period of such change). A summary of warranty activity is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Balance at beginning of period	$4,877	$3,568	$3,896	$3,832
Accruals for warranties issued during the period	1,501	1,817	5,030	4,149
Settlements made (in cash or in kind) during the period	(992)	(520)	(3,540)	(3,116)

Balance at end of period	$5,386	$4,865	$5,386	$4,865

(10) Concentration of Credit and Foreign Sales Risks
     For the nine months ended September 30, 2006 and for all of 2005, approximately 9% of the Company’s consolidated net revenues were attributable to land equipment sales to one customer headquartered in China. Approximately $14.7 million, or 13%, of the Company’s total accounts receivable at September 30, 2006 related to this same customer. For the nine months ended September 30, 2006, $25.5 million, or 8% of consolidated net revenues, were attributable to marine equipment sales to a single customer. At September 30, 2006, $5.3 million, or 5% of the Company’s total accounts receivable and $7.0 million of the Company’s total notes receivable, related to this same customer. The loss of these customers or a deterioration in the Company’s relationship with either customer could have a material adverse effect on the Company’s results of operations and financial condition.
     For the nine months ended September 30, 2006, the Company recognized $93.8 million of sales to customers in Europe, $72.4 million of sales to customers in Asia Pacific, $27.7 million of sales to customers in Africa, $30.5 million of sales to customers in the Middle East, $14.6 million of sales to customers in Latin American countries, and $11.9 million of sales to customers in the Commonwealth of Independent States, or former Soviet Union (CIS). The majority of the Company’s foreign sales are denominated in U.S. dollars. In recent years, the CIS and certain Latin American countries have experienced economic problems and uncertainties. To the extent that world events or economic conditions negatively affect the Company’s future sales to customers in these and other regions of the world or the collectibility of the Company’s existing receivables, the Company’s future results of operations, liquidity and financial condition may be adversely affected.
(11) Non-Cash Investing and Financing Activities
     During the nine months ended September 30, 2006 and 2005, the Company entered into various capital leases for the purchase of computer equipment totaling $9.3 million and $1.2 million, respectfully.
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
     We are a leading seismic solutions company, providing the global oil and natural gas industry with a variety of seismic products and services, including seismic data acquisition equipment, survey design planning services, software products, seismic data libraries, and seismic data processing services. In recent years, we have transformed our business from being solely a seismic equipment manufacturer to being a provider of a full range of seismic imaging products and services – including designing and planning a seismic survey, overseeing the acquisition of seismic data by experienced contractors, and processing the acquired seismic data using advanced algorithms and modem workflows. During 2004, we completed two acquisitions as part of our strategy to expand the range of products and services we provide. This expanded offering, including seismic data management software and advanced imaging services, has enabled us to broaden our customer base beyond seismic acquisition contractors to also include oil and natural gas exploration and production companies.
     Our current growth strategy is focused on the following key areas:
•	Continuing to emphasize GXT’s Integrated Seismic Solutions (ISS) offering, where we obtain and process seismic data and license data library rights to multiple customers;

•	Expanding the coverage of our geophysical data libraries to more major land and marine oil and gas basins on a worldwide basis;

•	Continuing development and commercialization of our next-generation marine streamer and seabed acquisition systems and services;

•	Developing more competitive and cost-efficient land data acquisition systems; and

•	Continuing development and commercialization for our new FireFly™ cableless full-wave land data acquisition systems.
     Despite the decline in commodity prices, the trends that we experienced in the first half of fiscal 2006 continued into the third quarter. We believe that this strengthening in our seismic equipment sales and processing services has resulted from the energy industry refocusing on exploration activities.
     As anticipated, both our product revenues and services revenues for the three month period ended September 30, 2006, were below the comparable amounts for the three months ended June 30, 2006. This decrease was due in part to a seasonal slowdown that we typically experience in the third quarter of each year. The second quarter of 2006 was unusually strong due in part to certain sales that had been expected to close in the first quarter but that slipped into the second quarter, including deliveries of our VectorSeis Ocean seabed acquisition system equipment, as well as seismic data library sales which were originally expected to close in the third and fourth quarters, but closed in the second quarter of this year.

     For both the three and nine month periods ended September 30, 2006, our equipment and systems sales revenues and our services revenues increased significantly over that for the comparable periods in 2005. Each of our four operating business segments experienced strong percentage increases in their revenues compared to their revenues for the comparable nine months in 2005. Income from operations for the nine months ended September 30, 2006 was significantly higher in our Marine Imaging Systems, Seismic Imaging Solutions and Data Management Solutions business segments, compared to income from operations for those segments in the comparable periods of 2005. Income from operations for our Land Imaging Systems segment declined for both the three and nine month periods ended September 30, 2006 compared to those for the comparable periods in 2005, primarily because of increased research and development expenses associated with FireFly™ and competitive pricing pressures.
     Cash flows provided by our operating activities for the nine months ended September 30, 2006 were $67.3 million, due principally to increases in net income for that nine month period and increases in our accrued liabilities and deferred revenue, partially offset by an increase in our inventory primarily in our Marine Imaging Systems segment. The increase in our deferred revenue was the result of increased underwriting commitments to our GXT new venture programs for which we have not yet recognized the related revenue and advanced payments for our new FireFly™ cableless full-wave land seismic data acquisition system (see below for further discussion of FireFly™). At September 30, 2006, we had $43.1 million in cash and cash equivalents, and there were no outstanding borrowings under our revolving line of credit.
     During the quarter ended September 30, 2006, we continued to see increasing interest in our new technologies. During the fourth quarter of 2006, we expect to complete final engineering and begin deployment and field testing of our new FireFly™ cableless full-wave land seismic data acquisition system for a project in the Wamsutter gas fields in Wyoming. During August 2006, we announced the receipt of an order for approximately $29 million from Reservoir Exploration Technology, a marine seismic contractor headquartered in Oslo, Norway, for a third VectorSeis® Ocean redeployable ocean-bottom cable system. This system is scheduled for delivery in the fourth quarter of 2006 and the first quarter of 2007. In October 2006, we announced the release and first commercial sale of our Scorpion® system for cable-based, land seismic data acquisition. The Scorpion system builds upon our traditional System Four® land acquisition system platform and incorporates several new features designed to improve the system’s recording capacity, reliability, productivity, and ease of use.
     We operate our company through four business segments: Land Imaging Systems, Marine Imaging Systems, Seismic Imaging Solutions and Data Management Solutions. The following table provides an overview of key financial metrics for our company as a whole and our four business segments during the three and nine months ended September 30, 2006 compared to those periods one year ago (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net revenues:
Land Imaging Systems	$46,082	$38,809	$130,837	$106,811
Marine Imaging Systems	24,864	16,338	89,990	43,984
Seismic Imaging Solutions	32,365	19,646	99,693	69,356
Data Management Solutions	6,662	4,715	16,793	11,566

Total	$109,973	$79,508	$337,313	$231,717

Income (loss) from operations:
Land Imaging Systems	$1,874	$4,257	$6,467	$12,077
Marine Imaging Systems	5,792	4,090	22,310	9,588
Seismic Imaging Solutions	5,123	1,613	17,176	2,663
Data Management Solutions	2,423	1,470	5,389	1,824
Corporate and Other	(8,759)	(6,412)	(28,623)	(19,513)

Total	$6,453	$5,018	$22,719	$6,639

Net income applicable to common shares	$2,857	$2,727	$13,883	$1,554
Basic and diluted net income per common share	$0.04	$0.03	$0.17	$0.02

     We intend that the discussion of our financial condition and results of operations that follows will provide information that will assist in understanding our consolidated financial statements, the changes in certain key items in those financial statements from quarter to quarter, and the primary factors that accounted for those changes.
     For a discussion of factors that could impact our future operating results and financial condition, see Part II, Item 1A “ Risk Factors” below.
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
Stock-Based Compensation
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
     We adopted FAS 123R using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The consolidated financial statements as of and for the three and nine months ended September 30, 2006 reflect the impact of adopting FAS 123R. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R.
     During the three and nine months ended September 30, 2006, we recorded a total of $1.4 million and $4.2 million, respectively, of stock-based compensation expense associated with our stock options, restricted stock, restricted stock units and our ESPP. Also, upon our adoption of FAS 123R, we recorded a $0.4 million cumulative effect of change in accounting principle to reflect the compensation costs that would have not been recognized in the periods prior to adoption had forfeitures been estimated on the unvested restricted stock and restricted stock units outstanding at January 1, 2006. During the three and nine months ended September 30, 2005, we recorded total stock-based compensation expense associated with our restricted stock and restricted stock units of $0.8 million and $1.7 million, respectively. See Note 8 “Stock-Based Compensation” of Condensed Notes to Unaudited Consolidated Financial Statements.
Results of Operations
     Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
     Net Revenues: Net revenues of $110.0 million for the three months ended September 30, 2006 increased $30.5 million, compared to the corresponding period last year. Land Imaging Systems’ net revenues increased by $7.3 million, to $46.1 million compared to $38.8 million in the corresponding period of last year. This increase was due primarily to an increase in our Sensor geophone sales and vibrator truck sales. Our land acquisition system sales for the third quarter of 2006 remained consistent with our 2005 sales levels for the quarter. Marine Imaging Systems’ net revenues increased $8.6 million to $24.9 million compared to $16.3 million in the corresponding period of last year mainly due to an increase in sales of our towed streamer positioning and control product line resulting from the significant upturn in demand for marine seismic equipment as well as delivery of approximately $3.4 million of VectorSeis Ocean systems equipment to our customer, Reservoir Exploration Technology.

     Seismic Imaging Solutions’ net revenues increased $12.7 million, to $32.4 million for the three months ended September 30, 2006 compared to $19.6 million in the corresponding period last year. This increase is related to higher proprietary processing revenues and pre-funded multi-client surveys primarily off the coast of India and in the Arctic. The increase was partially offset by a decline in sales of off-the-shelf seismic data. Our Data Management Solutions segment (Concept Systems) contributed $6.7 million to our net revenues for the third quarter, compared to $4.7 million in the corresponding period of last year, also reflecting the increased demand for marine seismic work.
     Gross Profit and Gross Profit Percentage: Gross profit of $33.0 million for the three months ended September 30, 2006 increased $9.2 million, compared to the corresponding period last year. Gross profit percentages for both the three months ended September 30, 2006 and 2005 were 30.0%. Gross margin percentages remained flat primarily due to a favorable mix of sales of our higher margin Seismic Imaging Solutions segment, offset by lower margins in our Land Imaging Systems and Marine Imaging Systems segments. Competitive pricing pressures continue to affect margins in our Land Imaging Systems segment, although we are beginning to see the positive impact of cost control initiatives developed over the last several months.
     Research and Development: Research and development expense of $7.8 million (approximately 7% of net revenues) for the three months ended September 30, 2006 increased $3.0 million compared to the corresponding period last year. We expect to continue to incur significant research and development expenses as we continue to invest heavily in the next generation of our seismic acquisition products and services, such as FireFly and the next generation of marine products. The impact of the adoption of FAS 123R resulted in the recognition of $0.2 million in our research and development expenses related to those employees’ compensation expense associated with outstanding employee stock awards.
     Marketing and Sales: Marketing and sales expense of $9.8 million for the three months ended September 30, 2006 increased $2.2 million compared to the corresponding period last year. The increase of our sales and marketing expenses reflects additional sales personnel, an increase in business development personnel within our product groups and an increase in corporate marketing and advertising expenses. We intend to continue investing significant sums in our marketing efforts as we further penetrate markets for our new products. The impact of the adoption of FAS 123R resulted in the recognition of $0.3 million in our marketing and sales expenses related to those employees’ compensation expense associated with outstanding employee stock awards.
     General and Administrative: General and administrative expenses of $9.0 million for the three months ended September 30, 2006 increased $2.6 million over third quarter 2005 general and administrative expenses. General and administrative expenses as a percentage of net revenues for the three months ended September 30, 2006 and 2005 were both approximately 8.1%. This increase in expenses is related to higher professional and accounting fees, as well as an increase in expected bonuses for 2006 related to our improved results of operations. The impact of the adoption of FAS 123R resulted in the recognition of $0.5 million in our general and administrative expenses related to those employees’ compensation expense associated with outstanding employee stock awards.
     Income Tax Expense: Income tax expense for the three months ended September 30, 2006 was $1.4 million compared to $0.7 million for the three months ended September 30, 2005. Income tax expense consists mainly of foreign taxes, since we continue to maintain a valuation allowance for substantially all of our domestic net deferred tax assets. The increase in tax expense relates to improved results of operations of our foreign divisions. The Company’s effective tax rate for the three months ended September 30, 2006 was 28.9% as compared to 16.8% for the similar period during 2005. The increased effective tax rate for the current year relates to improved results of operations of our foreign divisions during the current year. The effective tax rate is lower than the statutory rate due to the utilization of previously reserved domestic deferred tax assets.
     Preferred Dividend: The preferred dividend relates to our Series D-1 Preferred Stock we issued in February 2005. Quarterly dividends may be paid, at the option of the Company, either in cash or by the issuance of the Company’s common stock. Dividends are paid at a rate equal to the greater of (i) five percent per annum or (ii) the three month LIBOR rate on the last day of the immediately preceding calendar quarter plus two and one-half percent per annum. All dividends paid on the Series D-1 Preferred Stock have been paid in cash. The Preferred Stock dividend rate was 8.0% at September 30, 2006.

     Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
     Net Revenues: Net revenues of $337.3 million for the nine months ended September 30, 2006 increased $105.6 million, compared to the corresponding period last year. Land Imaging Systems’ net revenues increased by $24.0 million, to $130.8 million compared to $106.8 million in the corresponding period of last year. This increase was due to increases in our Sensor geophone sales and vibrator truck sales. Land acquisition system sales remained consistent for the nine-month period. Marine Imaging Systems’ net revenues increased $46.0 million to $90.0 million compared to $44.0 million in the corresponding period of last year due to delivery of approximately $24 million under our VectorSeis Ocean systems contract with Reservoir Exploration Technology, as well as an increase in sales from our towed streamer position and control product line due to the significant upturn in demand for marine seismic equipment.
     Seismic Imaging Solutions’ net revenues increased $30.3 million to $99.7 million for the nine months ended September 30, 2006, compared to $69.4 million in the corresponding period last year. This increase is related to higher proprietary processing revenues, sales of off-the-shelf seismic data and pre-funded multi-client surveys. Concept Systems contributed $16.8 million to our net revenues for the first nine months of 2006, compared to $11.6 million in the corresponding period of last year.
     Gross Profit and Gross Profit Percentage: Gross profit of $103.7 million for the nine months ended September 30, 2006 increased $41.1 million, compared to the corresponding period last year. Gross profit percentage for the nine months ended September 30, 2006 was 30.8% compared to 27.0% in the prior year. The improvement in our gross margin percentages was primarily due to increased sales of higher margin marine positioning and data acquisition system electronics by Marine Imaging Systems, an increase in sales of GXT’s off-the-shelf seismic data library and pre-funded multi-client surveys, and an increase in higher margin sales at Concept Systems. This increase was partially offset by continuing pricing pressures on our land acquisition systems and vibrator trucks. We are currently engaged in various engineering projects to reduce the cost of our products.
     Research and Development: Research and development expense of $23.0 million (approximately 7% of net revenues) for the nine months ended September 30, 2006 increased $8.9 million compared to the corresponding period last year. We incurred significant research and development expenses during the nine months ended September 30, 2006 and expect to continue to incur significant research and development expenses as we continue to invest heavily in the next generation of our seismic acquisition products and services, such as FireFly and the next generation of marine products. The impact of the adoption of FAS 123R resulted in the recognition of $0.6 million in our research and development expense related to those employees’ compensation expense associated with their outstanding employee stock awards.
     Marketing and Sales: Marketing and sales expense of $28.5 million for the nine months ended September 30, 2006 increased $5.9 million compared to the corresponding period last year. The increase of our sales and marketing expenses reflect additional sales personnel, an increase in business development personnel within our product groups and an increase in corporate marketing and advertising expenses. We intend to continue investing significant sums in our marketing efforts as we further penetrate markets for our new products. The impact of the adoption of FAS 123R resulted in the recognition of $1.0 million in our marketing and sales expenses related to those employees’ compensation expense associated with their outstanding employee stock awards.
     General and Administrative: General and administrative expenses of $29.6 million for the nine months ended September 30, 2006 increased $10.4 million over the corresponding period last year. General and administrative expenses as a percentage of net revenues for the nine months ended September 30, 2006 was 8.8% compared to 8.3% in the prior year. This increase is related to higher professional fees associated with the on-going integrated audit of our 2006 results and our assessment of the effectiveness of our internal control over financial reporting as well as an increase in expected bonuses for 2006 relating to our improved results of operations. Also contributing to the increase in general and administrative expenses were legal fees associated with our lawsuit against Paulsson Geophysical Services. The impact of the adoption of FAS 123R resulted in the recognition of $1.8 million in our general and administrative expenses related to those employees’ compensation expense associated with their outstanding employee stock awards.

     Income Tax Expense (Benefit): Income tax expense for the nine months ended September 30, 2006 was $3.3 million compared to an income tax benefit of $0.2 million for the nine months ended September 30, 2005. During the first quarter of 2005, we reduced our tax reserves by $1.3 million due to the successful closure of a certain foreign tax matter. Income tax expense reflects mainly foreign taxes, since we continue to maintain a valuation allowance for substantially all of our domestic net deferred tax assets. After excluding the reduction of tax reserves, the increase in tax expense during 2006 primarily relates to improved results of our foreign operations. The Company’s effective tax rate for the nine months ended September 30, 2006 was 17.9% as compared to the tax benefit for the similar period during 2005. The increased effective tax rate for the current year relates to improved results of operations of our foreign divisions and the release of tax reserves during the prior year. The year-to-date effective tax rate is lower than the statutory rate due to the utilization of previously reserved domestic deferred tax assets.
Liquidity and Capital Resources
Sources of Capital
     In May 2005, we obtained a $25.0 million revolving line of credit facility having a maturity date of May 24, 2008; there were no outstanding borrowings under this line of credit at September 30, 2006. We can periodically elect to use either the lender’s Base Rate (as defined in the credit agreement) or the three-month LIBOR Rate plus 2.25% to 2.75% (depending on our Fixed Charge Coverage Ratio, as defined in the credit agreement) in connection with borrowings under the revolving line of credit. In addition, we can issue letters of credit totaling up to $5 million under this facility, which, if issued, reduces our borrowing availability under the line of credit.
     A portion of our assets are pledged as collateral for outstanding borrowings under the line of credit. Total borrowings are subject to a borrowing base limitation based on a percentage of eligible accounts receivable and inventories. As of September 30, 2006, the borrowing base calculation permitted total available borrowings of $25 million. Our borrowing base could decrease if our Eligible Collateral (as defined in the credit agreement) falls below $25 million.
     In February 2005, we issued 30,000 shares of a newly-designated Series D-1 Cumulative Convertible Preferred Stock (Series D-1 Preferred Stock) in a privately-negotiated transaction, and received $29.8 million in net proceeds. We also granted to the Series D-1 Preferred Stock purchaser the right, expiring on February 16, 2008, to purchase up to an additional 40,000 shares of Series D-1 Preferred Stock, having a conversion price equal to 122% of the then-prevailing market price of our common stock at the time of issuance, but not less than $6.31 per share.
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
Cash Flow from Operations
     We have historically financed operations from internally generated cash and funds from equity and debt financings. Cash and cash equivalents were $43.1 million at September 30, 2006, an increase of $27.3 million from December 31, 2005. Net cash provided by operating activities was $67.3 million for the nine months ended September 30, 2006, compared to a use of net cash in operating activities of $11.3 million for the nine months ended September 30, 2005. The increase in net cash provided by our operating activities was primarily due to our increase in net income earned for the nine months ended September 30, 2006 plus increases for that period in our accrued expenses, accrued royalties and cash received for deferred revenue in our Seismic Imaging Solutions and Land Imaging Systems segments, partially offset by an increase in inventories in our Marine Imaging Systems segment. The increase in our deferred revenue was the result of increased underwriting commitments to our GXT new venture programs for which we have not yet recognized the related revenue and advanced payments for our new FireFly™ cableless full-wave land seismic data acquisition system. Offsetting these increases in part were higher levels of unbilled receivables outstanding as of September 30, 2006 compared to those items outstanding at December 31, 2005.

Cash Flow from Investing Activities
     Net cash flow used in investing activities was $33.3 million for the nine months ended September 30, 2006, compared to $18.0 million for the nine months ended September 30, 2005. The principal uses of cash for our investing activities during the nine months ended September 30, 2006 were $5.8 million for equipment purchases and $29.4 million for investments in our multi-client data library. Cash used in investing activities was partially offset by the collection of $2.0 million in proceeds from the note receivable associated with our prior sale of a facility in Alvin, Texas. We expect to spend an additional $10 million to $15 million for equipment purchases and investments in our multi-client data library during the remainder of 2006. The range of expenditures for the remainder of the year could vary depending on the level of multi-client seismic data acquisition projects that are initiated in the last three months of 2006.
Cash Flow from Financing Activities
     Net cash flow used by financing activities was $7.6 million for the nine months ended September 30, 2006, compared to $30.4 million of cash provided by financing activities for the nine months ended September 30, 2005. The net cash flow used during the nine months ended September 30, 2006 was primarily related to scheduled principal payments of $4.9 million on our notes payable and capital lease obligations, $3.0 million to pay off all outstanding borrowings under our revolving line of credit and $1.7 million in cash dividends paid on our outstanding Series D-1 Preferred Stock. These cash payments were partially offset by $2.6 million in proceeds related to the exercise of stock options and stock purchases by our employees under the ESPP during the nine months ended September 30, 2006. The net cash provided by financing activities during the nine months ended September 30, 2005 was primarily related to the sale of our Series D-1 Preferred Stock, on which we paid $1.1 million in cash dividends during that period.
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
     On January 1, 2006, we adopted the fair value recognition provisions of FAS No. 123 (Revised 2004), “Share-Based Payment,” (FAS 123R), using the modified prospective method. Under this transition method, stock-based compensation cost recognized in the nine months ended September 30, 2006 includes: (a) compensation cost for all unvested stock-based awards as of January 1, 2006 that had been granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all stock-based awards granted after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R).
     Under our equity compensation plans, we have granted (i) stock options to purchase our common stock to our employees and directors, and (ii) restricted stock and restricted stock unit awards to our employees. Eligible employees can also participate under our ESPP where, through payroll deductions, they can purchase shares of our common stock for a purchase price equal to 85% of the lower of the closing price per share on the New York Stock Exchange on the first and the last day of each six-month offering period. The benefits provided under these plans are

“share-based payments” subject to FAS 123R. Under the modified prospective method, prior periods are not restated for comparative purposes. Share-based compensation expense recognized under FAS 123R for the first nine months of fiscal 2006 was $4.2 million. As of September 30, 2006, there was approximately $10.2 million of unrecognized compensation cost related to all nonvested stock options and nonvested restricted stock issued subsequent to December 31, 2005. These costs will be recognized on a straight-line basis over a weighted-average vesting period of 2.8 years. Unrecognized compensation cost at September 30, 2006 of $1.4 million relating to nonvested restricted stock and restricted stock units granted prior to January 1, 2006 will continue to be amortized using the accelerated method, over a weighted-average vesting period of 1.7 years.
     With our adoption of FAS 123R, we began estimating the value of stock option awards on the date of grant using the Black-Scholes option pricing model. Prior to the adoption of FAS 123R, the values of our stock-based awards were estimated as of the date of grant using the Black-Scholes model for the pro forma information required to be disclosed under FAS 123. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. On August 16, 2006, the Compensation Committee of our Board of Directors approved pre-established fixed quarterly grant dates for all future grants of our stock options.
     Our estimates of expected volatility for our stock price used in calculating fair value of our share-based compensation under FAS 123R for the nine months ended September 30, 2006 were based on assumptions involving a combination of historical volatility and market-based implied volatility derived from traded options on our common stock. Prior to 2006, our calculation of expected volatility was based solely on historical volatility. See Note 8 “Stock-Based Compensation” of Condensed Notes to Unaudited Consolidated Financial Statements.
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

Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in accordance with FAS No. 109, “Accounting for Income Taxes” (FAS 109). FIN 48 clarifies the application of FAS 109 by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. Additionally, FIN 48 provides guidance on the measurement, derecognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to beginning retained earnings. We are currently evaluating the impact the adoption of FIN 48 will have on our financial position, results of operations and cash flows.
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
     For the nine months ended September 30, 2006 and for all of 2005, approximately 9% of our consolidated net revenues were attributable to land equipment sales to one customer headquartered in China. Approximately $14.7 million, or 13%, of our total accounts receivable at September 30, 2006 related to this same customer. For the nine months ended September 30, 2006, $25.5 million, or 8% of consolidated net revenues, were attributable to marine equipment sales to a single customer. At September 30, 2006, $5.3 million, or 5% of our total accounts receivable and $7.0 million of our total notes receivable, related to this same customer. The loss of these customers or a deterioration in our relationship with either customer could have a material adverse effect on our results of operations and financial condition.
     For the nine months ended September 30, 2006, we recognized $93.8 million of sales to customers in Europe, $72.4 million of sales to customers in Asia Pacific, $27.7 million of sales to customers in Africa, $30.5 million of sales to customers in the Middle East, $14.6 million of sales to customers in Latin American countries, and $11.9 million of sales to customers in the Commonwealth of Independent States, or former Soviet Union (CIS). The majority of our foreign sales are denominated in U.S. dollars. In recent years, the CIS and certain Latin American countries have experienced economic problems and uncertainties. To the extent that world events or economic conditions negatively affect our future sales to customers in these and other regions of the world or the collectibility of our existing receivables, our future results of operations, liquidity and financial condition may be adversely affected. We currently require customers in these higher risk countries to provide their own financing and in some cases assist the customer in organizing international financing and Export-Import credit guarantees provided by the United States government. We do not currently extend long-term credit through notes or otherwise to companies in countries we consider to be inappropriate for credit risk purposes.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Please refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2005 for a discussion regarding the Company’s quantitative and qualitative disclosures about market risk. There have been no material changes to those disclosures during the nine months ended September 30, 2006.
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
     In connection with the preparation of our consolidated financial statements at and for the three and nine months ended September 30, 2006, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. Based upon that evaluation and because either (i) the material weaknesses identified above (other than the material weakness that was associated with the limited number of experienced personnel on our accounting staff) had not been remediated at that time, or (ii) the Company has not completed its testing to assess the effectiveness of its remediated controls, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2006 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms at the reasonable assurance level.
     Changes in Internal Control over Financial Reporting. As described in our Quarterly Report on Form 10-Q for the six months ended June 30, 2006, we have hired a chief financial officer, a treasurer and director of tax, an assistant controller, a director of corporate finance, a director of finance to oversee our foreign operations, and a director of information technology. Since the second quarter of 2006, we have hired a manager of tax, a manager of treasury, a manager of financial reporting and a senior financial analyst. We believe these actions and the resulting improvement in controls have strengthened our disclosure controls and procedures and our internal control over financial reporting. As of September 30, 2006, the previously disclosed material weakness in our oversight and monitoring controls over financial reporting that resulted from the limited number of experienced personnel on our accounting staff no longer exists as a material weakness.
     We continue to undertake remedial actions related to the other two previously disclosed material weaknesses, including those actions described in our Annual Report on Form 10-K for the year ended December 31, 2005, and Quarterly Reports on Form 10-Q for the three months ended March 31, 2006 and the six months ended June 30, 2006. We believe that these actions and the resulting improvement in controls will, over time, remediate the remaining material weaknesses and will strengthen our disclosure controls and procedures and our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     In October 2002, we filed a lawsuit against Paulsson Geophysical Services, Inc. (PGSI) and its owner in the 286th District Court for Fort Bend County, Texas, seeking recovery of approximately $0.7 million that was unpaid and due to us resulting from the sale of a custom-built product that PGSI had asked us to construct in 2001. After we filed suit to recover the PGSI receivable, PGSI alleged that the delivered custom product was defective and counter-claimed against us, asserting breach of contract, breach of warranty and other related causes of action. The case was initially tried to a jury during May 2004. The jury returned a verdict in June 2004, the results of which would not have supported a judgment awarding damages to either us or the defendants. In August 2004, the presiding judge overruled the jury verdict and ordered a new trial. The new trial commenced in March 2006 and the jury in the new trial returned a verdict on April 13, 2006 finding that both parties had breached their contract but that PGSI did not suffer any damages in connection with our breach. On July 5, 2006, the Court issued a judgment awarding us $732,074 in damages on our breach of contract claim and $156,563 in prejudgment interest, while issuing a take-nothing judgment against PGSI. We are also entitled to recover post-judgment interest and our legal costs and attorneys’ fees. At a hearing held on August 11, 2006 the judge determined that we are entitled to recover $365,000 in attorneys fees, thereby bringing our total award to $1,259,294, plus post-judgment interest and recoverable legal costs.
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

     Examples of other forward-looking statements contained in this report (or in such oral statements) include statements regarding:
•	expected revenues, operating profit and net income;

•	expected gross margins for our products and services;

•	future benefits to our customers to be derived from new products and services, such as FireFly and Orca;

•	future growth rates for certain of our products and services;

•	expectations of oil and gas company and contractor end-users purchasing our more expensive, more technologically advanced products and services;

•	the degree and rate of future market acceptance of our new products;

•	the timing of anticipated sales;

•	anticipated timing and success of commercialization and capabilities of products and services under development, and start-up costs associated with their development;

•	expected improved operational efficiencies from our Full-Wave Digital products and services;

•	success in integrating our acquired businesses;

•	expectations regarding future mix of business and future asset recoveries;

•	potential future acquisitions;

•	future levels of capital expenditures;

•	future cash needs and future sources of cash, including availability under our revolving line of credit facility;

•	the outcome of pending or threatened disputes and other contingencies;

•	future demand for seismic equipment and services;

•	future seismic industry fundamentals;

•	the adequacy of our future liquidity and capital resources;

•	future oil and gas commodity prices;

•	future opportunities for new products and projected research and development expenses;

•	future worldwide economic conditions;

•	expectations regarding realization of deferred tax assets;

•	anticipated results regarding accounting estimates we make; and

•	results from strategic alliances with third parties.
     These forward-looking statements reflect our best judgment about future events and trends based on the information currently available to us. Our results of operations can be affected by inaccurate assumptions we make or by risks and uncertainties known or unknown to us. Therefore, we cannot guarantee the accuracy of the forward-

looking statements. Actual events and results of operations may vary materially from our current expectations and assumptions. While we cannot identify all of the factors that may cause actual results to vary from our expectations, we believe the following factors should be considered carefully:
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
     We have traditionally relied on a relatively small number of significant customers. Consequently, our business is exposed to the risks related to customer concentration. For the nine months ended September 30, 2006 and for all of 2005, approximately 9% of our consolidated net revenues related to one Chinese customer. For the nine months ended September 30, 2006, $25.5 million, or 8% of consolidated net revenues, were to a single customer. The loss of any of our significant customers or deterioration in our relations with any of them could materially and adversely affect our results of operations and financial condition.
     Historically, a relatively small number of customers has accounted for the majority of our net revenues in any period. During the last ten years, our traditional seismic contractor customers have been rapidly consolidating, thereby consolidating the demand for our products. On September 5, 2006, the French seismic contractor, Compagnie General de Geophysique (CGG) announced it was acquiring Veritas DGC, Inc. a large U.S. seismic contractor. CGG is the owner of our principal competitor for land and marine seismic equipment, Societe d’Etudes Recherches et Construction Eletroniques (Sercel). While we do not believe the CGG acquisition will have a material impact on us, the loss of any of our significant customers to further consolidation could materially and adversely affect our results of operations and financial condition.
We derive a substantial amount of our revenues from foreign sales, which pose additional risks.
     Sales to customers outside of North America accounted for 74% of our consolidated net revenues for the nine months ended September 30, 2006, and we believe that export sales will remain a significant percentage of our revenue. United States export restrictions affect the types and specifications of products we can export. Additionally, to complete certain sales, United States laws may require us to obtain export licenses, and we cannot assure you that we will not experience difficulty in obtaining these licenses. Operations and sales in countries other than the United

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
     We invest significant amounts in acquiring and processing new seismic data to add to our GXT multi-client data library, which we seek to recover through future data licensing fees. For the first nine months of 2006, we invested $29.4 million in this library. Our customers generally commit to licensing the data prior to our initiating a new data library acquisition program. However, the aggregate amounts of future licensing fees for this data are sometimes uncertain and depend on a variety of factors, including the market prices of oil and gas, customer demand for seismic data in the library and the availability of similar data from competitors. We may not be able to recover all of the costs of or earn any return on these investments. In periods in which sales do not meet original expectations, we may be required to record additional amortization and/or impairment charges to reduce the carrying value of our data library, which charges may be material to our operating results in any period.
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
     Under our five-year supply agreement with Colibrys Ltd., we have committed to purchase a minimum number of MEMS accelerometers with an agreed upon cost of between $7.0 million to $8.0 million per year through 2009. If demand for our VectorSeis products, which MEMS accelerometers are a component of, prove to be less than we originally forecasted, we could be required to purchase MEMS accelerometers that we may never utilize.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     (c) During the three months ended September 30, 2006, in connection with the lapse of restrictions on shares of our restricted stock held by certain employees, we acquired shares of our common stock in satisfaction of tax withholding obligations that were incurred on the vesting date. The date of acquisition, number of shares and average effective acquisition price per share, were as follows:

				(d) Maximum Number
				(or Approximate
				Dollar
			(c) Total Number of	Value) of Shares
			Shares Purchased as	That
	(a)	(b)	Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Acquired	Paid Per Share	Program	Program
July 1, 2006 to July 31, 2006	—	—	Not applicable	Not applicable
August 1, 2006 to August 31, 2006	34,462	$9.63	Not applicable	Not applicable
September 1, 2006 to September 30, 2006	25,688	$9.96	Not applicable	Not applicable

Total	60,150	$9.77

Item 6. Exhibits
31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. §1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INPUT/OUTPUT, INC.

By	/s/ R. Brian Hanson R. Brian Hanson Executive Vice President and Chief Financial Officer
Date: November 9, 2006

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