Form 10-K
period 2006-12-31
INPUT OUTPUT INC
filed 2007-03-15
CIK 866609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-12691
Input/Output, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-2286646
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
2101 CityWest Blvd
Building III, Suite 400
Houston, Texas 77042
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
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act
Yes ☐ No ☑
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $669.5 million based on the closing sale price as reported on the New York Stock Exchange.
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: common stock, $.01 par value, 80,238,865 shares outstanding as of February 28, 2007.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 21, 2007	Part III

PART I
     Preliminary Note: This Annual Report on Form 10-K contains “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements should be read in conjunction with the cautionary statements and other important factors included in this Form 10-K. See Item 1A. “Risk Factors” for a description of important factors which could cause actual results to differ materially from those contained in the forward-looking statements.
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
Item 1. Business
Introduction
     We are a leading seismic solutions company, providing the global oil and natural gas industry with a variety of seismic products and services, including:
•	seismic data acquisition equipment,

•	navigation and data management software products,

•	survey design planning services,

•	seismic data processing services, and

•	seismic data libraries.
     We have been a manufacturer of seismic equipment since the late 1960s. In recent years, we have transformed our business from being solely a seismic equipment manufacturer to being a provider of a full range of seismic imaging products and services — including providing seismic equipment, designing and planning a seismic survey, overseeing the acquisition of seismic data by experienced contractors, and processing the acquired seismic data using advanced algorithms and mode workflows. During 2004, we completed two acquisitions as part of our strategy to expand the range of products and services we provide. This expanded offering, including seismic data management software and advanced imaging services, has enabled us to broaden our customer base beyond seismic acquisition contractors to also include oil and natural gas exploration and production (E&P) companies. We do not own vessels or maintain crews to be used in the field to acquire seismic data.
     Our executive headquarters are located at 2101 CityWest Boulevard, Building III, Suite 400, Houston, Texas 77042. Our telephone number is (281) 933-3339. Our home page on the Internet is www.i-o.com. We make our website content available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Form 10-K.
     In portions of this Form 10-K, we incorporate by reference information from parts of other documents filed with the Securities and Exchange Commission (SEC). The SEC allows us to disclose important information by referring to it in this manner, and you should review this information. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, annual reports, and proxy statements for our stockholders’ meetings, as well as any amendments to those reports, available free of charge through our website as soon as reasonably practicable after we electronically file those materials with, or furnish them to, the SEC.
     You can learn more about us by reviewing our SEC filings on our website. Our SEC reports can be accessed through the investor relations page of our website located at www.i-o.com. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements, and other information regarding SEC registrants, including our company.
Seismic Industry Overview
     Since the 1930s, oil and gas companies have sought to reduce exploration risk by using seismic data to create an image of the earth’s subsurface. Seismic data is produced when listening devices on the earth’s surface measure how long it takes for sound vibrations to echo off rock layers underground. The acoustic energy producing the sound vibrations is usually provided by the detonation of small explosive charges or by large vibroseis (vibrator) vehicles. The sound propagates through the subsurface as a spherical wave front, or seismic wave. Interfaces between different types of rocks will both reflect and transmit this wave front. The reflected signals return to the surface where they are measured by sensitive receivers that may be either analog, coil-spring geophones or digital accelerometers based on MEMS (micro-electro-mechanical systems) technology. Once the recorded seismic energy is processed using advanced algorithms and workflows, images of the subsurface can be created to depict the structure, lithology (rock type), and fluid content of subsurface horizons, highlighting the most promising places to drill for oil and natural gas.
     In exploring for oil and natural gas in marine environments, most seismic data is acquired using marine streamer cables that are towed behind vessels. Marine sensors, called hydrophones, are contained within the streamer cables and measure reflected seismic waves when an energy source (such as an airgun) fires a high compression burst of air underwater to create a pressure wave (P-wave). In recent years, acquisition of data from the seabed has become more cost effective compared to previously available ocean-bottom cable (OBC) systems and can potentially improve seismic image quality by recording the full seismic wavefield (both pressure waves and shear-waves (or S-waves)) when receivers are placed directly on the seafloor. See “— Full-Wave Digital” below.
     Typically, an E&P company engages the services of a geophysical acquisition company to prepare site locations, coordinate logistics, and acquire seismic data in a selected area. The contractor will often rely on third parties such as I/O to provide the contractor with equipment, navigation and data management software, and field support services necessary for data acquisition. After the data is collected, the same geophysical contractor, a third-party data processing company or the E&P company itself will process the data using proprietary algorithms and workflows to create a series of seismic images. Geoscientists then interpret the data by reviewing the images and integrating the geophysical data with other geological and production information, such as well logs, where available.
     During the 1960s, digital seismic data acquisition systems (which converted the analog output from the geophones into digital data for recording) and computers for seismic data processing were introduced. Using the new systems and computers, the signals could be recorded on magnetic tape and sent to data processors where they could be adjusted and corrected for known distortions. The final processed data was displayed in a form known as “stacked” data. Computer filing, storage, database management, and algorithms used to process the raw data quickly grew more sophisticated, dramatically increasing the amount of subsurface seismic information.
     Until the early 1980s, the primary commercial seismic imaging technology was two dimensional, or 2-D, technology. 2-D seismic data is recorded using straight lines of receivers crossing the surface of the earth. The recorded 2-D seismic data allows geoscientists to see only a thin vertical slice of the earth. A geoscientist using 2-D seismic technology must speculate on the characteristics of the earth between the slices and attempt to visualize the true 3-D structure of the earth using essentially planar, or 2-D, data.
     The commercial development of three-dimensional (3-D) data collection technology in the early 1980s was an important technological milestone for the seismic industry. Previously, the high cost of 3-D seismic data acquisition techniques and the lack of computing power necessary to process, display, and interpret 3-D data on a commercially feasible basis had slowed its widespread adoption. 3-D seismic technology uses a series of closely-spaced seismic lines that collectively provide a more holistic, spatially-sampled measure of subsurface reflections and geological horizons.
     The improved seismic images resulting from 3-D technology allowed the oil and gas industry to discover new reservoirs, reduce finding and development costs, and lower overall hydrocarbon exploration risk. 3-D seismic data allowed geoscientists to generate more accurate subsurface maps than could be constructed on the basis of the more widely spaced 2-D seismic lines. In particular, 3-D seismic data provided more detailed information about subsurface structures, including the geometry of bedding layers, salt structures, and fault planes. Computer-based interpretation and display of 3-D seismic data allowed for more thorough analysis than 2-D seismic data. Driven by faster computers and more sophisticated mathematical equations to process the data, the technology advanced quickly.
     As the pace of innovation in 3-D seismic imaging technology slowed in the late 1990s, E&P companies slowed their pace of commissioning new seismic surveys. Also, the business model employed by geophysical contractors in the 1990s impacted demand for seismic data. In an effort to sustain higher utilization of existing capital assets, such as marine acquisition vessels and land seismic equipment, geophysical contractors increasingly began to collect speculative seismic data for their own account in the hopes of selling it later to E&P companies. Contractors typically selected an area, acquired data using generic acquisition parameters and generic processing algorithms, capitalized the acquisition costs, and sold the survey results to multiple E&P companies. These generic, speculative, multi-client surveys were not tailored to meet a particular request and caused an oversupply of seismic data in many regions. Additionally, since contractors incurred most of the costs of this speculative seismic data at the time of acquisition, contractors lowered prices to recover as much of their fixed investment as possible, which drove operating margins down.

Input/Output’s Business Strategy
     Beginning in 2004, we observed increased spending for seismic services and equipment by E&P companies and seismic contractors, driven in part by an increase in commodity prices. A decline in the number and size of new discoveries, production declines in known reservoirs, and expanded demand for hydrocarbons have increased the pressure on E&P companies to discover additional reserves. We expect that these increased exploration demands, increasing demand for oil and natural gas worldwide, and prevailing commodity price levels will drive increased demand for seismic technology and services. Additionally, E&P companies are focusing on hydrocarbon reservoirs that are in deeper waters or deeper in the geologic column, and that are more complex or subtle than the reservoirs that were discovered in prior decades. As a result, the process of finding and developing these hydrocarbon deposits is proving to be more challenging, which in turn results in escalating costs. Moreover, E&P companies are increasingly using seismic data to enhance production from known fields. By repeating a seismic survey over a defined area, E&P companies can detect untapped areas of a reservoir and adjust their drilling program to optimize production. These time-lapse seismic images are referred to as “4-D” (four-dimensional) surveys, in which the fourth dimension is time. 4-D seismic technology benefits seismic companies such as I/O because the technology makes seismic data relevant to the entire life cycle of a reservoir, extending the utility of seismic beyond exploration and into production monitoring over multiple decades.
     We also believe that E&P companies will increasingly use seismic technology providers who will collaborate with them to tailor surveys that address specific geophysical problems and to apply advanced digital sensor and imaging technologies to take into account the geologic peculiarities of a specific area. We expect that these companies will, in the future, rely less on undifferentiated, mass seismic studies created using analog sensors and traditional processing technologies that do not adequately identify geologic complexities.
     In February 2004, we acquired all of the share capital of Concept Systems Holdings Limited (Concept Systems), a Scotland-based provider of integrated planning, navigation, and data management software and solutions for towed streamer and seabed operations. In June 2004, we acquired all of the capital stock of GX Technology Corporation (GXT), a provider of advanced seismic data imaging solutions and seismic data libraries for the marine environment. Through these and other acquisitions, and internal research and development efforts, we are repositioning I/O from being primarily an equipment provider to offering our customers a comprehensive portfolio of advanced seismic imaging technology solutions.
     Our current growth strategy is predicated on successfully executing six key imperatives:
•	Expanding our GXT Integrated Seismic Solutions (ISS) business in new regions with new customers and with new service offerings, including proprietary services for owners and operators of oil and gas properties (see “— Markets and Customers” below);

•	Globalizing our GXT data processing business by opening advanced imaging centers in new locations, and expanding our presence in the land seismic processing segment;

•	Successfully developing and introducing our next-generation of marine towed streamer products;

•	Expanding our seabed imaging solutions business using our VectorSeis® Ocean acquisition platform and derivative products;

•	Increasing our market share in cable-based land acquisition systems through the on-going roll-out of our new Scorpion® acquisition system; and

•	Successfully commercializing our FireFly® cableless full-wave land acquisition system.
     During 2006, we continued to see increasing interest in our new technologies. For more information regarding our products and services, see “Products and Services” below.
     In January 2007, we created a new division, the I/O Solutions Division, which combines the established GXT seismic data processing services business and its ISS business with two new business units – FireFly Solutions and Seabed Solutions. This division was created to deliver integrated hardware and services solutions for full-wave imaging in both the land and marine environments. The creation of this new division is not expected to change our business segment classification or reporting.

Full-Wave Digital
     Our seismic data acquisition products and services are well suited for traditional 3-D and for 4-D data collection as well as more advanced multicomponent — or “full-wave digital” — seismic data collection techniques.
     Conventional geophone sensors are based on a mechanical coil-spring magnet arrangement. The single component geophone measures ground motion in one direction, even though reflected energy in the earth travels in multiple directions. This type of geophone can capture only pressure waves (P-waves), which is merely a portion of the full seismic wavefield since conventional geophones have limitations in collecting shear waves (S-waves), which involve a more horizontal component of ground motion. In addition, geophones require accurate placement both vertically and spatially. Inaccurate placement, which can result from unnecessary surveys or human error, can cause erroneous results and distort the final subsurface image.
     Multicomponent seismic sensors are designed to record the full seismic wavefield by measuring reflected seismic energy in three directions. This vector-based measurement enables multicomponent sensors to record not only P-wave data, but also to record S-waves. I/O’s VectorSeis sensor was developed using MEMS accelerometer technology to enable a true vector measurement of all seismic energy reflected in the subsurface. VectorSeis is designed to capture the entire seismic signal and more faithfully record all wave fields traveling within the earth. By measuring both P-waves and S-waves, the VectorSeis ”full-wave” sensor records a more complete and accurate seismic dataset having higher frequency content than conventional sensors. When data recorded by VectorSeis is processed using the advanced imaging techniques offered by our Seismic Imaging Solutions group, we are able to deliver higher-definition images of the subsurface to our oil and gas customers, which enables geophysicists to better identify subtle structural, rock, and fluid-oriented features in the earth. In addition, we believe that full-wave technologies should deliver improved operating efficiencies in field acquisition and reduce cycle times across the seismic workflow, from planning through acquisition and final image rendering.
     VectorSeis acquires full-wave seismic data in both land and marine environments using three of our advanced imaging platforms:
•	Scorpion — our cable-based land acquisition system that replaced our former VectorSeis System Four® system in late 2006,

•	VectorSeis Remote Sensor Recorder (VRSR) — our radio-based land acquisition system, and

•	VectorSeis Ocean — our redeployable ocean bottom cable (OBC) system for the seabed.
     In addition, our new FireFly cableless land acquisition system, which is anticipated to become commercially available in the second half of 2007, also incorporates our VectorSeis technology.
Segment Information
     We evaluate our results of operations based on four business segments:
•	Land Imaging Systems. Our Land Imaging Systems segment includes our cable-based, cableless, and radio-controlled data acquisition systems, geophones, vibroseis vehicles (vibrator trucks), and source controllers for detonator and vibrator energy sources.

•	Marine Imaging Systems. Our Marine Imaging Systems segment consists of towed streamer seismic data acquisition systems and shipboard recorders, streamer positioning and control systems, and energy sources (such as airguns and airgun controllers).

•	Data Management Solutions. Our Data Management Solutions segment includes our Concept Systems’ software and related services for navigation and data management involving towed marine streamer and seabed operations.

•	Seismic Imaging Solutions. The Seismic Imaging Solutions segment consists of our advanced seismic data processing services for marine and land environments, our marine seismic data libraries, and our ISS offering delivered by GXT.
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

Products and Services
Land Imaging Systems Products
     Products for our Land Imaging Systems business segment include the following:
     Land Acquisition Systems. Our cable-based Scorpion and VRSR land acquisition systems consist of a central recording unit and multiple remote ground equipment modules that are connected by cable or utilize radio transmission and retrievable data storage. The central recording unit, which acts as the control center of the system, is typically mounted within a vehicle or helicopter-transportable enclosure. The central recording unit receives digitized data, stores the data on storage media for subsequent processing, and displays the data on optional monitoring devices. It also provides calibration, status, and test functionality. The remote ground equipment consists of multiple remote modules and line taps positioned over the survey area. Seismic data is collected by analog geophones or VectorSeis digital sensors.
     During October 2006, we announced the release and first commercial sale of our Scorpion system for cable-based, land seismic data acquisition. The Scorpion system builds upon our traditional System Four land acquisition system platform and incorporates several new features that have been designed to improve the system’s recording capacity, reliability, productivity, and ease of use. Ten Scorpion systems were delivered to customers during the fourth quarter of 2006.
     Scorpion and VRSR are capable of recording full-wave seismic data (both P-waves and S-waves). Digital sensors, when compared with traditional analog geophones, can often provide increased response linearity and bandwidth, which translates into higher resolution images of the subsurface. In addition, one digital sensor can replace a string of six or more analog geophones, providing users with significant operating efficiencies. These advantages enable improved location and characterization of reservoir structure and fluids and more accurate identification of rock properties at reduced total costs.
     We began VectorSeis technology land acquisition field tests in 1999, and since that time, VectorSeis technology has been used to acquire seismic data in North America, Europe, Asia, the Pacific Basin region, the Middle East, and the Commonwealth of Independent States. In 2002, we introduced our radio-based VectorSeis System Four land acquisition system, and in 2003, we commercialized a cable-based system. In 2004, we announced the introduction of our new hybrid System Four platform, which gave seismic companies the flexibility to use both traditional analog geophone sensors and digital full-wave VectorSeis sensors, even on the same survey. We sold 13 of these System Four Digital-Analog™ systems in 2006. In October 2006, in connection with our introduction of the Scorpion land acquisition system, we began to phase out production of our System Four platform system. Scorpion contains numerous enhancements that reduce our manufacturing costs, improve system reliability and productivity, and enable higher station count acquisition. During December 2006, we announced that we had been awarded a contract with the Oil and Natural Gas Corporation Limited (ONGC), the national oil company of India, to provide 14 land acquisition systems, each of which will be capable of recording with either digital, full-wave VectorSeis sensors or analog geophones. The full contract award is expected to be in excess of $60 million. Deliveries of the 14 systems are expected to occur during the second and third quarters of 2007.
     In November 2005, we announced our development of FireFly, a cableless system for full-wave land seismic data acquisition. By removing the constraints of cables, geophysicists can custom-design surveys for multiple subsurface targets and increase receiver station density to more fully sample the subsurface. We believe that the cableless design of FireFly will improve field productivity while reducing health, safety, and environmental liability exposure. FireFly’s benefits also include a reduction in system weight, improved operational efficiencies, less operational time spent on cable troubleshooting, and more fully sampled seismic data. In March 2006, I/O and BP America Production Company, a subsidiary of London-based BP p.l.c., commenced a project to deploy and jointly test a 10,000 station FireFly system in the Wamsutter gas field in Wyoming. Final engineering for this project was completed in November 2006, and deployment and field testing of the FireFly system began in November 2006. Seismic data acquisition operations were completed in January 2007. Preliminary evaluations of system performance have indicated that the FireFly system is capable of efficient, scalable high-resolution seismic recording using an increased number of receiver stations. Data analysis is now in progress at GXT for image processing and evaluation. In May 2006, Apache Corporation became the second launch partner to agree to deploy and test the FireFly system with us. FireFly is expected to be deployed on the Apache project in March 2007. We expect to be able to commercially introduce FireFly to other customers in 2007.
     Geophones. Geophones are analog sensor devices that measure acoustic energy reflected from rock layers in the earth’s subsurface using a mechanical, coil-spring element. We market a full suite of geophones and geophone test equipment that operate in all environments, including land, transition zone, ocean-bottom, and downhole. We believe that we are the market share leader in geophones, holding more than a 50% share of the geophones delivered worldwide each year. We believe our Sensor subsidiary is the leading designer and manufacturer of precision geophones used in seismic data acquisition, but our analog geophones are used in other industries as well. Our principal geophone product, the SM-24™, features low distortion and wide bandwidth for seismic recording systems.
     Vibrators and Energy Sources. Vibrators are devices carried by large vibroseis vehicles and, along with dynamite, are used as energy sources for land seismic acquisition. We market and sell the AHV-IV™, an articulated tire-based vibrator vehicle, and a tracked vibrator, the XVib®, for use in environmentally sensitive areas such as the Arctic tundra and desert environments.
     Our Pelton division is a provider of energy source control and positioning technologies. Its Vib Pro™ control system provides vibrator vehicles with digital technology for energy control and integrated global positioning system technology for navigation and positioning. The Shot Pro™ dynamite firing system is the equivalent technology for seismic operations using dynamite energy sources. Our newly released Vib Net™ fleet product assists in the proper positioning of vibrator fleets, which enables improved productivity and enhanced imaging and helps streamline field operations.
Marine Imaging Systems Products
     Products for our Marine Imaging Systems business segment include the following:
     Marine Acquisition Systems. Our traditional marine acquisition system consists of towed marine streamers and shipboard electronics that collect seismic data in water depths greater than 30 meters. Marine streamers, which contain hydrophones, electronic modules and cabling, may measure up to 12,000 meters in length and are towed (up to 16 at a time) behind a solid streamer seismic acquisition vessel. The hydrophones detect acoustical energy transmitted through water from the earth’s subsurface structures.
     During 2004, we introduced VectorSeis Ocean (VSO), an advanced system for seismic acquisition using redeployable ocean bottom cable, and shipped a system to a Norwegian seismic contractor. This system was put into operation that year, but experienced some start-up functionality issues. See Item 1A. “Risk Factors – We are exposed to risks related to complex, highly technical products.” We continued to provide service and support to this project and made significant upgrades and refinements to the system during 2005. In 2005, we announced that we had entered into an agreement with this contractor for the purchase of up to five additional VSO systems in 2006 and 2007 in exchange for worldwide exclusivity through 2007. In the second quarter of 2006, we completed delivery of the second VSO system, which has performed satisfactorily. During August 2006, we announced the receipt of an order for approximately $29 million from this contractor for a third VSO system, for which we will complete our delivery obligations during the first half of 2007. In December 2006, we received an order for a fourth VSO system scheduled for delivery in the fourth quarter of 2007. This order extended the contractor’s exclusive access to VSO through the end of 2007.
     Marine Positioning Systems. Our DigiCourse® marine positioning system includes streamer cable depth control devices, compasses, acoustic positioning systems (DigiRANGE II™), and other auxiliary sensors. Marine positioning equipment controls the depth of the streamer cables and provides acoustic, compass, and depth measurements to allow processors to tie navigation and location data to geophysical data to determine the location of potential hydrocarbon reserves.
     During 2005, we announced DigiFIN™, a new product for advanced streamer control. DigiFIN is designed to allow vessel operators to control the lateral position of streamer cables in the water, allowing streamers to be towed closer together without the threat of tangling, and enabling faster line changes as each line of a survey is acquired. The tighter streamer spacing should improve image quality by allowing higher resolution acquisition of seismic data. DigiFIN is currently undergoing beta testing and we expect that it will be commercially available in the second half of 2007.
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

     Marine Imaging. SPECTRA® is Concept Systems’ integrated navigation and survey control software system for towed streamer-based seismic survey operations, including 2-D, 3-D, and 4-D applications. In 2005, I/O finalized the development of Orca®, a successor software product to SPECTRA for towed streamer navigation and integrated data management applications. Orca includes modules designed to better ensure repeatability across time-lapse 4-D surveys by integrating navigation, source control, and streamer control systems. In late 2005, Orca was installed on the towed streamer vessel of an experienced seismic contractor to undergo field trials. Trials were completed in early 2006, after which Orca was commercially released. Orca’s technology is designed to be compatible with our new DigiFIN product for advanced streamer control.
     Seabed Imaging. Concept Systems also offers GATOR®, an integrated navigation and quality control software system for ocean bottom cable and transition zone (such as marsh lands) operations. The GATOR system provides real-time, multi-vessel positioning, and data management solutions for ocean-bottom, shallow-water, and transition zone crews.
     Survey Design and Planning. Concept Systems also offers consulting services for planning and designing of 4-D survey operations. Between 2002 and the end of 2006, Concept Systems completed more than 65 4-D studies for oil and gas company clients.
     Post-Survey Analysis Tools. Concept Systems’ integrated navigation systems such as SPECTRA and GATOR also integrate with its post-survey tools for processing, analysis, and data quality control. These tools include its SPRINT® navigation processing and quality control software for marine geophysical surveys, REFLEX® software for navigation and seismic data analysis, and SWAT™ software for remote web-based assessments of survey progress and quality assurance of data acquisition operations.
Seismic Imaging Solutions Services
     Services for our Seismic Imaging Solutions business segment include the following:
     Seismic Data Processing Services. GXT provides a variety of seismic data processing and imaging services to oil and gas exploration and production companies for both marine and land environments. GXT services include survey planning and design, project oversight of data acquisition operations, advanced data processing, final image rendering, and geophysical and reservoir analysis.
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
     Following our acquisition of GXT, we aligned the business of our AXIS group with GXT’s operations. AXIS, based in Denver, Colorado, has traditionally focused on advanced seismic data processing for complex onshore environments. AXIS has developed a proprietary data processing technique called AZIM™ that better accounts for the anisotropic effects of the earth (i.e., different layers of geological formations that are not parallel to each other), which tend to distort seismic images. AZIM corrects for anisotropy, which results in more accurate, higher resolution images in areas where the velocity of seismic waves varies with compass direction (or azimuth). The AZIM technique is especially well suited to modeling fracture patterns within reservoirs.
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

     Integrated Seismic Solution (ISS). GXT’s ISS services are provided to manage the entire seismic process, from survey planning and design to data acquisition and management through pre-processing and final subsurface imaging. GXT focuses on the technologically intensive components of the image development process, such as survey planning and design and data processing and interpretation, and outsources the logistics component to geophysical logistics contractors. GXT offers its ISS services to customers on both a proprietary and multi-client basis. On both bases, the customers pre-fund a majority of the data acquisition costs. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates: Multi-Client Data Library.” With the proprietary service, the customer also pays for the imaging and processing, but has exclusive ownership of the data after it has been processed. With its multi-client seismic surveys, GXT assumes some of the processing costs but retains ownership of the data and images and receives on-going license revenue from subsequent license sales.
     Seismic Data Libraries. Since 2002, GXT has acquired and processed a growing seismic data library consisting of non-exclusive 2-D and full-wave data from around the world. The majority of the data libraries licensed by GXT consist of ultra-deep 2-D lines that oil and gas companies use to better evaluate the evolution of petroleum systems at the basin level, including insights into the deposition of source rocks and sediments, migration pathways, and reservoir trapping mechanisms. In many cases, the availability of geoscience data extends beyond seismic information to include magnetic, gravity, well log, and electromagnetic information, which help to provide a more comprehensive picture of the subsurface. Known as “Spans,” these geophysical data libraries currently exist for major basins worldwide, including the northern Gulf of Mexico, offshore areas in the southern Caribbean and off the northern coast of South America, offshore West Africa, offshore Colombia, offshore India, and offshore northern Canada and Alaska. In 2006, we announced the completion of acquisition of two new basin-scale multi-client seismic surveys for offshore India and the Arctic Sea. The India library consists of approximately 17,000 kilometers of 2-D marine data along India’s east, west and southwest coasts, while the Arctic library consists of approximately 6,500 kilometers of 2-D marine data off the northern coasts of Alaska and Canada. Additional Spans are planned or under development for other regions of the world.
Product Research and Development
     Our research and development efforts have focused on improving both the quality of the subsurface image and the seismic data acquisition economics for our customers. Our ability to compete effectively in the manufacture and sale of seismic equipment and data acquisition systems, as well as related processing services, depends principally upon continued technological innovation. Development cycles of most products, from initial conception through commercial introduction, may extend over several years.
     In 2006, we continued our research initiatives to develop applications for GXT’s advanced processing techniques for data gathered through our full-wave and 4-D time-lapse data collection methods. We also developed technologies (packaged under the trade name Autobahn™) for handling very large, dense land seismic surveys that we expect can be acquired using our new FireFly system.
     During 2006, Orca was used in a production mode and as the command control system on two specialized marine towed streamer surveys; both surveys are currently ongoing, and they will continue into 2007. Several marine seismic contracting companies have entered into agreements with us for our Orca software product.
     During 2006, our DigiFIN advanced streamer command and control system completed a series of alpha and beta tests as part of its commercialization process. Along with our other Digi products, DigiFIN is designed to provide improved seismic image resolution, which should result in productivity gains for customers.
     In 2006, we principally focused our research and development efforts on FireFly, our next-generation platform for cableless land recording. Activities included prototyping and field testing key system components, including both hardware and software that were developed by our Concept Systems group. In the fourth quarter of 2006, we began deployments of our first FireFly system for use on BP America Production Company’s Wamsutter natural gas field in Wyoming. Seismic data acquisition activities on the Wamsutter field were completed in January 2007, and seismic data processing and interpretation are presently underway. See “Products and Services – Land Imaging Systems Products.”
     During 2007, we expect that our product development efforts will continue across all business lines, and that we will continue to incur significant future research and development expenditures aimed at the development of our products and technologies. For a summary of our research and development expenditures during the past five years, see Item 6. “Selected Financial Data.”
     Because many of these new products are under development, their commercial feasibility or degree of commercial acceptance, if any, is not yet known. No assurance can be given concerning the successful development of any new products or enhancements, the specific timing of their release or their level of acceptance in the market place.

Markets and Customers
     Based on historical revenues, we believe that we are a market leader in numerous product lines, such as geophones, MEMS-based full-wave sensors, navigation and data management software, marine positioning systems, and streamer control hardware.
     Our principal customers are seismic contractors and oil and gas companies. Seismic contractors purchase our data acquisition systems and related equipment and software to collect data in accordance with their oil and gas company customers’ specifications or for their own seismic data libraries. We also market and sell products and offer services directly to oil and gas companies, primarily imaging-related processing services and muli-client seismic surveys from our GXT group and consulting services from Concept Systems. During the years ended December 31, 2006 and 2005, no single customer accounted for 10% or more of our consolidated net revenues.
     Prior to 2005, the seismic industry had been affected by a number of market forces that impacted the demand for our products. There had been significant consolidation among oil and gas companies, which had tended to focus capital outlays on higher-potential projects within the combined portfolio. Despite significant consolidation, expenditures for exploration and production activities, including those related to seismic acquisition and processing, have increased 10%-15% per year since 2003. Earlier in this decade, the seismic contractor segment had been impacted by the consolidation among the oil and gas companies, excess capacity of seismic acquisition crews, seismic vessels, and seismic data libraries, and the emergence of low-cost acquisition contractors from rapidly developing markets, including China, India, and the former Soviet Union. These factors placed financial pressures on many contractors, prompting bankruptcies and reducing capital expenditures for new seismic acquisition technology. Over the last several years, worldwide exploration activities have increased in response to increased hydrocarbon demand and diminishing supply from many regions. As a result, the utilization of both land and marine seismic data acquisition products and services have increased significantly, leading to increases of 20%-50% in the prices that contractors charge oil and gas companies for their services. The increased utilization and cash flow have led the contractors to begin expanding their acquisition asset base and to retrofit existing assets with newer, more efficient technologies.
     Approximately 85%-90% of the world’s reserves are controlled by national oil companies. Contractors from China and the former Soviet Union are increasingly active not only in their own countries, but also in other international markets. As a result, a significant part of our marketing effort is focused on areas outside of the United States. Foreign sales are subject to special risks inherent in doing business outside of the United States, including the risk of armed conflict, civil disturbances, currency fluctuations, embargo and governmental activities, customer credit risks, as well as risks of non-compliance with U.S. and foreign laws, including tariff regulations and import/export restrictions.
     We sell our products and services through a direct sales force consisting of employees and international third-party sales representatives responsible for key geographic areas. During the years ended December 31, 2006, 2005, and 2004, sales to destinations outside of North America accounted for approximately 68%, 69% and 74% of our consolidated net revenues, respectively. Further, systems sold to domestic customers are frequently deployed internationally and, from time to time, certain foreign sales require export licenses. GXT has historically derived a large portion of its revenues from North America, with sales in the U.S. and Canada accounting for 41% of its 2006 net revenues. During 2006, GXT opened an advanced imaging center in Port of Spain, Trinidad.
     For information concerning the geographic breakdown of our net revenues, see Note 14 of Notes to Consolidated Financial Statements.
     Sales to customers are normally on standard net 30-day terms. Also, in certain cases, we have provided financing arrangements to customers through short-term and long-term notes receivable. During 2006, net revenues from sales to customers made on extended payment terms constituted less than 2% of our total consolidated revenues. Currently outstanding notes receivable, which are generally collateralized by the products sold, bear interest at contractual rates ranging from 0.0% to 7.9% per year and are due at various dates through 2008. The weighted average effective annual interest rate at December 31, 2006 was 6.7%. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Credit and Sales Risks.”
     GXT’s customers include large oil companies, such as BP, Total, Chevron, ExxonMobil, Statoil, and BHP. During the year ended December 31, 2006, no single GXT customer accounted for more than 10% of our consolidated net revenues.

     GXT offers its services to customers on both an exclusive and a multi-client basis. Through its processing and imaging services, GXT develops images by applying its processing technology to data owned or licensed by its customers. Under these arrangements, its customers separately arrange and pay for survey design, data collection, processing, and imaging and retain ownership of the data after image development.
     GXT’s ISS services are offered to customers on both a proprietary and multi-client basis; in both cases, customers generally pre-fund the data acquisition costs. With the proprietary service, the customer also pays for the imaging and processing and has ownership of the data after imaging. With its multi-client services, GXT will sometimes assume the processing risk but retains ownership of or rights to the data and images and receives on-going revenue from subsequent license sales.
     Traditionally, our business has been seasonal, with strongest demand in the fourth quarter of the year.
Manufacturing Outsourcing and Suppliers
     Since 2003, we have been increasing the use of contract manufacturers in our Land and Marine Imaging Systems business segments as an alternative to manufacturing our own products. We have outsourced the manufacturing of our vibrator vehicles, our towed marine streamers, our redeployable ocean bottom cables, various components of VectorSeis Ocean, and certain electronic and ground components of our land acquisition systems. We may experience supply interruptions, cost escalations, and competitive disadvantages if we do not monitor these relationships properly.
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
     In 2004, we transferred ownership of our Applied MEMS, Inc. subsidiary and its assets to Colibrys Ltd. (Colibrys), a Swiss MEMS-based technology firm, in exchange for a 10% interest in Colibrys. We also entered into a five-year supply agreement with Colibrys. Colibrys manufactures micro-electro-mechanical system products, including accelerometers, for our VectorSeis sensors, and for other applications, including test and measurement, earthquake and structural monitoring, and defense. While we continue to believe that MEMS-based sensors like our VectorSeis sensors will increasingly be used in seismic imaging, we also believe that improvements in the design and manufacture of MEMS technology will likely occur, which will require additional financial and human capital to achieve. By outsourcing our MEMS manufacturing operations to a MEMS-based technology firm such as Colibrys, we believe that we are better positioned to leverage the research and development of these products and industries, improve gross margins on our VectorSeis-based products, and reduce our future investment requirements in MEMS technology. We have no further obligations to fund Colibrys with regard to any mandatory assessments or additional capital contribution requirements but we may choose to invest further capital into Colibrys from time to time.
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
     In recent years, there has been a trend among certain seismic contractors to design, engineer, and manufacture seismic acquisition technology in-house (or through a controlled network of third-party vendors) in order to achieve differentiation versus their competition. For example, WesternGeco (a wholly-owned subsidiary of Schlumberger, a large integrated oil field services company) relies heavily on its in-house technology development for designing, engineering, and manufacturing its “Q-Technology” platform, which includes acquisition and processing systems. Although this technology competes directly with I/O’s technology for marine streamer, seabed, and land acquisition, WesternGeco does not provide Q-Technology services to other seismic acquisition contractors.

Moving forward, there is a risk that other seismic contractors may decide to in-source more seismic technology development, which would put pressure on the demand for I/O acquisition equipment.
     GXT competes with more than a dozen processing companies that are capable of providing pre-stack depth migration services to oil and gas companies. While the barriers to entry into this market are relatively low, the barriers to competing at the high end of the advanced pre-stack depth migration market, where GXT focuses its efforts, are significantly higher. At the higher end of this market, Veritas DGC, Inc. (Veritas) and WesternGeco are GXT’s two primary competitors for advanced imaging services. In January 2007, Veritas was acquired by CGG, following approval by the shareholders of both companies. Both of these companies are larger than GXT in terms of revenues, number of processing locations, and sales and marketing resources. In addition, both Veritas and WesternGeco possess an advantage of being part of affiliated seismic contractor companies, providing them with access to customer relationships and seismic datasets that require processing.
     Concept Systems is a leader in providing advanced data integration software and services to seismic contractors acquiring data using either towed streamer vessels or ocean-bottom cable on the seabed. There are few sizeable companies that provide third-party software and services that compete directly with Concept Systems. Vessels or ocean-bottom cable crews that do not use Concept Systems software either rely upon manual data integration, reconciliation, and quality control or, as is the case with WesternGeco, develop and maintain their own proprietary software packages. There is a risk that other seismic contractors on their own or in partnership with other contractors may attempt to develop software that competes directly with Concept Systems, or that third-party software companies attempt to enter the market. During 2006, Sercel announced its intention to introduce a competing software product over the next couple of years.
Intellectual Property
     We rely on a combination of patents, copyrights, trademark, trade secrets, confidentiality procedures, and contractual provisions to protect our proprietary technologies. Although our portfolio of approximately 300 patents is considered important to our operations, no one patent is considered essential to our success.
     Our patents, copyrights, and trademarks offer us only limited protection. Our competitors may attempt to copy aspects of our products despite our efforts to protect our proprietary rights, or may design around the proprietary features of our products. Policing unauthorized use of our proprietary rights is difficult, and we are unable to determine the extent to which such use occurs. Our difficulties are compounded in certain foreign countries where the laws do not offer as much protection for proprietary rights as the laws of the United States. From time to time, third parties inquire and claim that we have infringed upon their intellectual property rights and we make similar inquiries and claims to third parties. No material liabilities have resulted from these third party claims to date.
     The information contained in this Annual Report on Form 10-K contains references to trademarks, service marks and registered marks of Input/Output and our subsidiaries, as indicated. Except where stated otherwise or unless the context otherwise requires, the terms “VectorSeis,” “VectorSeis System Four,” “System Four,” “FireFly,” “DigiSHOT,” “XVib,” “DigiCourse,” “GATOR,” “SPECTRA,” “Orca,” “Scorpion,” “SPRINT,” and “REFLEX” refer to our VECTORSEIS®, VECTORSEIS SYSTEM FOUR®, SYSTEM FOUR®, FIREFLY®, DIGISHOT® , XVIB® , DIGICOURSE®, GATOR®, SPECTRA®, ORCA®, SCORPION®, SPRINT®, and REFLEX® registered marks, and the terms “AZIM,” “True Digital,” “DigiRANGE II,” “System Four Digital-Analog,” “SM-24,” “AHV-IV,” “Vib Pro,” “Shot Pro,” “DigiFIN,” “Vib Net,” “MSX Solid,” “Autobahn,” and “SWAT” refer to our AZIM™, True Digital™, DigiRANGE II™, System Four Digital-Analog™, SM-24™, AHV-IV™, Vib Pro™, Shot Pro™, DigiFIN™, Vib Net™, MSX Solid™, Autobahn™, and SWAT™ trademarks and service marks.
Regulatory Matters
     Our operations are subject to laws, regulations, government policies, and product certification requirements worldwide. Changes in such laws, regulations, policies or requirements could affect the demand for our products or result in the need to modify products, which may involve substantial costs or delays in sales and could have an adverse effect on our future operating results. Our export activities are also subject to extensive and evolving trade regulations. Certain countries are subject to trade restrictions, embargoes, and sanctions imposed by the U.S. government. These restrictions and sanctions prohibit or limit us from participating in certain business activities in those countries.
     Our operations are subject to numerous local, state, and federal laws and regulations in the United States and in foreign jurisdictions concerning the containment and disposal of hazardous materials, the remediation of contaminated properties, and the protection of the environment. We do not currently foresee the need for significant expenditures to ensure our continued compliance with current environmental protection laws. Regulations in this area are subject to change, and there can be no assurance that future laws or regulations will not have a material adverse effect on us. Our customers’ operations are also significantly impacted by laws and regulations concerning the protection of the environment and endangered species. For instance, many of our marine contractors have been affected by regulations protecting marine mammals in the Gulf of Mexico. To the extent that our customers’ operations are disrupted by future laws and regulations, our business and results of operations may be materially adversely affected.
Employees
     As of December 31, 2006, we had 1,015 regular, full-time employees, 685 of which were located in the U.S. From time to time and on an as-needed basis, we supplement our regular workforce with individuals that we hire temporarily or as independent contractors in order to meet certain internal manufacturing or other business needs. Our U.S. employees are not represented by any collective bargaining agreement, and we have never experienced a labor-related work stoppage. We believe that our employee relations are satisfactory.
Financial Information by Segment and Geographic Area
     For a discussion of financial information by business segment and geographic area, see Note 14 of Notes to Consolidated Financial Statements.
Item 1A. Risk Factors
     This report (as well as certain oral statements made from time to time by authorized representatives on behalf of our company) contain statements concerning our future results and performance and other matters that are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of such terms or other comparable terminology. Examples of other forward-looking statements contained in this report (or in such oral statements) include statements regarding:
•	expected revenues, operating profit and net income;

•	expected gross margins for our products and services;

•	future benefits to our customers to be derived from new products and services, such as FireFly and Orca;

•	future growth rates for certain of our products and services;

•	expectations of oil and gas company and contractor end-users purchasing our more expensive, more technologically advanced products and services;

•	the degree and rate of future market acceptance of our new products;

•	the timing of anticipated sales;

•	anticipated timing and success of commercialization and capabilities of products and services under development, and start- up costs associated with their development;

•	expected improved operational efficiencies from our Full-Wave Digital products and services;

•	success in integrating our acquired businesses;

•	expectations regarding future mix of business and future asset recoveries;

•	potential future acquisitions;

•	future levels of capital expenditures;

•	future cash needs and future sources of cash, including availability under our revolving line of credit facility;

•	the outcome of pending or threatened disputes and other contingencies;

•	future demand for seismic equipment and services;

•	future seismic industry fundamentals;

•	the adequacy of our future liquidity and capital resources;

•	future oil and gas commodity prices;

•	future opportunities for new products and projected research and development expenses;

•	future worldwide economic conditions;

•	expectations regarding realization of deferred tax assets; and

•	anticipated results regarding accounting estimates we make.
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
     Our operating results are subject to fluctuations from period to period as a result of new product or service introductions, the timing of significant expenses in connection with customer orders, unrealized sales, levels of research and development activities in different periods, the product mix sold, and the seasonality of our business. Because many of our products feature a high sales price and are technologically complex, we generally have experienced long sales cycles for these products and historically incur significant expense at the beginning of these cycles for component parts and other inventory necessary to manufacture a product in anticipation of a future sale, which may not ultimately occur. In addition, the revenues from our sales can vary widely from period to period due to changes in customer requirements. These factors can create fluctuations in our net revenues and results of operations from period to period. Variability in our overall gross margins for any period, which depend on the percentages of higher-margin and lower-margin products and services sold in that period, compounds these uncertainties. As a result, if net revenues or gross margins fall below expectations, our operating results and financial condition will likely be adversely affected. Additionally, our business can be seasonal in nature, with strongest demand typically in the fourth calendar quarter of each year.
     Due to the relatively high sales price of many of our products and seismic data libraries and relatively low unit sales volume, our quarterly operating results have historically fluctuated from period to period due to the timing of orders and shipments and the mix of products and services sold. This uneven pattern makes financial predictions for any given period difficult, increases the risk of unanticipated variations in our quarterly results and financial condition, and places challenges on our inventory management. Delays caused by factors beyond our control, such as the granting of permits for seismic surveys by third parties and the availability and equipping of marine vessels, can affect GXT’s revenues from its processing and ISS services from period to period. Also, delays in ordering products or in shipping or delivering products in a given period could significantly affect our results of operations for that period. Fluctuations in our quarterly operating results may cause greater volatility in the price of our common stock and convertible notes.
We may not gain rapid market acceptance for our full-wave digital products, which could materially and adversely affect our results of operations and financial condition.
     We have spent considerable time and capital developing our full-wave equipment product lines that incorporate our VectorSeis, FireFly, Scorpion, and associated technologies. Because these products rely on a new digital sensor, our ability to sell these products will depend on acceptance of our digital sensor and technology solutions by geophysical contractors and exploration and production companies. If our customers do not believe that our digital sensor delivers higher quality data with greater operational efficiency, our results of operations and financial condition will be materially and adversely affected.
     The introduction of new seismic technologies and products has traditionally involved long development cycles. Because our full-wave digital products incorporate new technologies, we have experienced slow market acceptance and market penetration for these products. For these reasons, and despite the fact that industry-wide demand for seismic services and equipment has increased in recent years, we have continued to be unable to foresee and accurately predict future sales volumes, revenues, and margins for these new products from period to period with the certainty we have desired.
We are exposed to risks related to complex, highly technical products.
     Our customers often require demanding specifications for product performance and reliability. Because many of our products are complex and often use unique advanced components, processes, technologies, and techniques, undetected errors and design and manufacturing flaws may occur. Even though we attempt to assure that our systems are always reliable in the field, the many technical variables related to their operations can cause a combination of factors that can, and has from time to time, caused performance and service issues with certain of our products. Product defects result in higher product service, warranty, and replacement costs and may affect our customer relationships and industry reputation, all of which may adversely impact our results of operations. Despite our testing and quality assurance programs, undetected errors may not be discovered until the product is purchased and used by a customer in a variety of field conditions. If our customers deploy our new products and they do not work correctly, our relationship with our customers may be materially and adversely affected.
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
     Our performance is largely dependent on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate, and retain skilled personnel for all areas of our organization. We require highly skilled personnel to operate and provide technical services and support for our businesses. Competition for qualified personnel required for GXT’s data processing operations and our other segments’ businesses has intensified as worldwide seismic activity and oil and natural gas exploration and development have increased. Rapid growth presents a challenge to us and our industry to recruit, train, and retain our employees while managing the impact of potential wage inflation and the potential lack of available qualified labor in some markets where we operate. In recent periods, the demand from E&P companies for GXT’s services has increased dramatically, putting pressures on GXT’s workforce to meet this demand. A well-trained, motivated, adequately-staffed work force has a positive impact on our ability to attract and retain business. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees.
We derive a substantial amount of our revenues from foreign operations and sales, which pose additional risks.
     Sales to customers outside of North America accounted for 68% of our consolidated net revenues for the year ended December 31, 2006, and we believe that export sales will remain a significant percentage of our revenue. United States export restrictions affect the types and specifications of products we can export. Additionally, to complete certain sales, United States laws may require us to obtain export licenses, and we cannot assure you that we will not experience difficulty in obtaining these licenses.
     Like many energy service companies, we have operations in and sales into certain international areas, including parts of the Middle East, West Africa, Latin America, the Asia Pacific region, and the Commonwealth of Independent States, that are subject to risks of war, political disruption, civil disturbance, possible economic and legal sanctions (such as possible restrictions against countries that the U.S. government may deem to sponsor terrorism), and changes in global trade policies. Our sales or operations may become restricted or prohibited in any country in which the foregoing risks occur. In particular, the occurrence of any of these risks could result in the following events, which in turn, could materially and adversely impact our results of operations:
•	disruption of oil and natural gas exploration and production activities;

•	restriction of the movement and exchange of funds;

•	inhibition of our ability to collect receivables;

•	enactment of additional or stricter U.S. government or international sanctions;

•	limitation of our access to markets for periods of time;

•	expropriation and nationalization of our assets;

•	political and economic instability, which may include armed conflict and civil disturbance;

•	currency fluctuations, devaluations, and conversion restrictions;

•	confiscatory taxation or other adverse tax policies; and

•	governmental actions that may result in the deprivation of our contractual rights.
     Our international operations and sales increase our exposure to other countries’ restrictive tariff regulations, other import/export restrictions, and customer credit risk.
     In addition, we are subject to taxation in many jurisdictions and the final determination of our tax liabilities involves the interpretation of the statutes and requirements of taxing authorities worldwide. Our tax returns are subject to routine examination by taxing authorities, and these examinations may result in assessments of additional taxes, penalties, and/or interest.
If we do not effectively manage our transitions into new products and services, our revenues may suffer.
     Products and services for the seismic industry are characterized by rapid technological advances in hardware performance, software functionality and features, frequent introduction of new products and services, and improvement in price characteristics relative to product and service performance. Among the risks associated with the introduction of new products and services are delays in development or manufacturing, variations in costs, delays in customer purchases or reductions in price of existing products in anticipation of new introductions, write-offs or write-downs of the carrying costs of inventory and raw materials associated with prior generation products, difficulty in predicting customer demand for new product and service offerings and effectively managing inventory levels so that they are in line with anticipated demand, risks associated with customer qualification, evaluation of new products, and the risk that new products may have quality or other defects or may not be supported adequately by application software. The introduction of new products and services by our competitors also may result in delays in customer purchases and difficulty in predicting customer demand. If we do not make an effective transition from existing products and services to future offerings, our revenues and margins may decline.
     Furthermore, sales of our new products and services may replace sales, or result in discounting of some of our current offerings, offsetting the benefit of a successful introduction. In addition, it may be difficult to ensure performance of new products and services in accordance with our revenue, margin, and cost estimates and to achieve operational efficiencies embedded in our estimates. Given the competitive nature of the seismic industry, if any of these risks materializes, future demand for our products and services, and our future results of operations, may suffer.
Technological change in the seismic industry requires us to make substantial research and development expenditures.
     The markets for our products and services are characterized by changing technology and new product introductions. We must invest substantial capital to develop and maintain a leading edge in technology, with no assurance that we will receive an adequate rate of return on those investments. If we are unable to develop and produce successfully and timely new and enhanced products and services, we will be unable to compete in the future and our business, our results of operations, and our financial condition will be materially and adversely affected.

We invest significant sums of money in acquiring and processing seismic data for GXT’s multi-client data library.
     We invest significant amounts in acquiring and processing new seismic data to add to our GXT multi-client data library. A portion of these investments (generally, all third party data acquisition costs) is funded by our customers, while the remainder is sought to be recovered through future data licensing fees. For 2006, we invested $39.1 million in our multi-client data library. Our customers generally commit to licensing the data prior to our initiating a new data library acquisition program. However, the aggregate amounts of future licensing fees for this data are sometimes uncertain and depend on a variety of factors, including the market prices of oil and gas, customer demand for seismic data in the library, and the availability of similar data from competitors. We may not be able to recover all of the costs of or earn any return on these investments. In periods in which sales do not meet original expectations, we may be required to record additional amortization and/or impairment charges to reduce the carrying value of our data library, which charges may be material to our operating results in any period.
Weak demand or technological obsolescence could impair the value of our multi-client data library.
     We have invested significant amounts in acquiring and processing multi-client seismic survey data and expect to continue to do so for the foreseeable future. There is no assurance that we will recover all the costs of such surveys. Technological, regulatory or other industry or general economic developments could render all or portions of our multi-client data library obsolete or reduce its value. Additionally, our individual surveys have a book life of four years, so particular surveys may be subject to significant amortization even though sales of licenses associated with that survey are weak or non-existent, thus reducing our profits.
The loss of any significant customer could materially and adversely affect our results of operations and financial condition.
     We have traditionally relied on a relatively small number of significant customers. Consequently, our business is exposed to the risks related to customer concentration. For the years ended December 31, 2006 and 2005, approximately 8% and 9%, respectively, of our consolidated net revenues related to one Chinese customer. For the years ended December 31, 2006, approximately 8% of our consolidated net revenues, related to a single marine customer. The loss of any of our significant customers or deterioration in our relations with any of them could materially and adversely affect our results of operations and financial condition.
     Historically, a relatively small number of customers has accounted for the majority of our net revenues in any period. During the last ten years, our traditional seismic contractor customers have been rapidly consolidating, thereby consolidating the demand for our products. In January 2007, the French seismic contractor, Compagnie General de Geophysique (CGG) acquired Veritas DGC, Inc., a large U.S. seismic contractor and a traditional customer for our products. CGG is the owner of our principal competitor for land and marine seismic equipment, Sercel. While we do not believe the Veritas acquisition by CGG will have a material impact on us, the loss of any of our significant customers to further consolidation could materially and adversely affect our results of operations and financial condition.
GXT and Concept Systems increase our exposure to the risks experienced by more technology-intensive companies.
     The businesses of GXT and Concept Systems, being more concentrated in software, processing services, and proprietary technologies than our traditional business, have exposed us to the risks typically encountered by smaller technology companies that are more dependent on proprietary technology protection and research and development. These risks include:
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
     Certain of our facilities are located in regions of the United States that are susceptible to damage from hurricanes and other weather events, and, during 2005, were impacted by hurricanes or weather events. Our Marine Imaging Systems segment leases 57,000-square feet of facilities located in Harahan, Louisiana, in the greater New Orleans metropolitan area. In late August 2005, we suspended operations at this facility and evacuated and locked down the facility in preparation for Hurricane Katrina. This facility did not experience flooding or significant damage during or after the hurricane. However, because of employee evacuations, power failures, and lack of related support services, utilities, and infrastructure in the New Orleans area, we were unable to resume full operations at the facility until late September 2005.
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
     Since our management has been required to report on the evaluation and assessment of our internal control over financial reporting (beginning with our Form 10-K for the fiscal year ended December 31, 2004), we have reported a number of material weaknesses in our internal control over financial reporting. Because of these material weaknesses, our management concluded that as of December 31, 2004 and 2005, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
     The existence of these material weaknesses as of the end of certain fiscal quarters also caused our management to determine that we did not have, at such dates, effective disclosure controls and procedures in place to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms at a reasonable assurance level. For further information regarding these material weaknesses identified in our internal control over financial reporting as of specified dates, see Item 9A. “Controls and Procedures” contained in this Form 10-K.
     We believe that the internal control weaknesses were remediated during 2006. However, we may continue to experience controls deficiencies or material weaknesses in the future, which could adversely impact the accuracy and timeliness of our future financial reporting and reports and filings that we make with the SEC.
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
We have outsourcing arrangements with third parties to manufacture some of our products. If these third parties fail to deliver quality products or components at reasonable prices on a timely basis, we may alienate some of our customers and our revenues, profitability, and cash flow may decline.

     We have increased our use of contract manufacturers as an alternative to our own manufacturing of products. We have outsourced the manufacturing of our vibrator vehicles, our towed marine streamers, our redeployable ocean bottom cables, our Applied MEMS components, various components of VectorSeis Ocean, and certain electronic and ground components of our land acquisition systems. If, in implementing any outsource initiative, we are unable to identify contract manufacturers willing to contract with us on competitive terms and to devote adequate resources to fulfill their obligations to us or if we do not properly manage these relationships, our existing customer relationships may suffer. In addition, by undertaking these activities, we run the risk that the reputation and competitiveness of our products and services may deteriorate as a result of the reduction of our control over quality and delivery schedules. We also may experience supply interruptions, cost escalations, and competitive disadvantages if our contract manufacturers fail to develop, implement, or maintain manufacturing methods appropriate for our products and customers.
     If any of these risks are realized, our revenues, profitability, and cash flow may decline. In addition, as we come to rely more heavily on contract manufacturers, we may have fewer personnel resources with expertise to manage problems that may arise from these third-party arrangements.
Our outsourcing relationships may require us to purchase inventory when demand for products produced by third-party manufacturers is low.
     Under some of our outsourcing arrangements, our manufacturing outsourcers purchase agreed-upon inventory levels to meet our forecasted demand. At times when we are operating without a significant backlog of orders for our products, our manufacturing plans and inventory levels will be principally based on sales forecasts. If demand proves to be less than we originally forecasted and we cancel our committed purchase orders, our outsourcers generally will have the right to require us to purchase inventory which they had purchased on our behalf. Should we be required to purchase inventory under these terms, we may be required to hold inventory that we may never utilize.
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
     We rely on a combination of patent, copyright, and trademark laws, trade secrets, confidentiality procedures, and contractual provisions to protect our proprietary technologies. We believe that the technological and creative skill of our employees, new product developments, frequent product enhancements, name recognition, and reliable product maintenance are the foundations of our competitive advantage. Although we have a considerable portfolio of patents, copyrights, and trademarks, these property rights offer us only limited protection. Our competitors may attempt to copy aspects of our products despite our efforts to protect our proprietary rights, or may design around the proprietary features of our products. Policing unauthorized use of our proprietary rights is difficult, and we are unable to determine the extent to which such use occurs. Our difficulties are compounded in certain foreign countries where the laws do not offer as much protection for proprietary rights as the laws of the United States.
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
Our outstanding Series D-1 Preferred Stock and 5.5% convertible senior notes are convertible into shares of our common stock. Under certain circumstances, the conversion of these securities could result in substantial dilution to existing stockholders, and sales in the open market of the shares of common stock acquired upon conversion may have the effect of reducing the then-current market prices for our common stock.
     Our outstanding Series D-1 Preferred Stock and 5.5% convertible senior notes are convertible into shares of our common stock at initial conversion prices of $7.869 and $4.32 per share, respectively. The conversion prices per share of common stock under the Series D-1 Preferred Stock and the 5.5% convertible senior notes are substantially below currently prevailing market prices for our common stock. Converting all of the Series D-1 Preferred Stock and 5.5% convertible notes would result in an additional 17,701,318 shares of common stock issued and outstanding (representing 22.1% of our outstanding shares as of February 28, 2007). This could result in significant dilution to our stockholders. The 5.5% convertible notes mature in December 2008. Assuming that market prices for our common shares continue through December 2008 at levels that are significantly greater than the conversion price per share for the convertible senior notes, it is likely that at or prior to that time, these convertible senior notes will be converted into shares of our common stock. The shares of common stock issuable upon conversion under the convertible senior notes and the Series D-1 Preferred Stock are currently covered under effective registration statements that we previously filed with the SEC, and accordingly, these shares should be available for immediate resale in the open market upon conversion. The sale of shares of our common stock into the open market at one time by persons who acquire shares upon such conversion may have the effect of decreasing the market price for our shares due to there being additional shares in the market and downward pressures on market prices from the pending sales. In addition, these effects from conversion of the Series D-1 Preferred Stock and 5.5% convertible senior notes at one time could limit our ability to raise additional capital. Our common stock has historically been subject to significant fluctuations in price and volume, which could cause rapid losses in its market value.
Future technologies and businesses that we may acquire may be difficult to integrate, disrupt our business, dilute stockholder value or divert management attention.
     An important aspect of our current business strategy is to seek new technologies, products, and businesses to broaden the scope of our existing and planned product lines and technologies. While we believe that these acquisitions complement our technologies and our general business strategy, there can be no assurance that we will achieve the expected benefit of these acquisitions. In addition, these acquisitions may result in unexpected costs, expenses, and liabilities.
     Acquisitions expose us to:
•	increased costs associated with the acquisition and operation of the new businesses or technologies and the management of geographically dispersed operations;

•	risks associated with the assimilation of new technologies, operations, sites, and personnel;

•	the possible loss of key employees and costs associated with their loss;

•	risks that any technology we acquire may not perform as well as we had anticipated;

•	the diversion of management’s attention and other resources from existing business concerns;

•	the potential inability to replicate operating efficiencies in the acquired company’s operations;

•	potential impairments of goodwill and intangible assets;

•	the inability to generate revenues to offset associated acquisition costs;

•	the requirement to maintain uniform standards, controls, and procedures;

•	the impairment of relationships with employees and customers as a result of any integration of new and inexperienced management personnel; and

•	the risk that acquired technologies do not provide us with the benefits we anticipated.
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
     Our operations are subject to laws, regulations, government policies, and product certification requirements worldwide. Changes in such laws, regulations, policies or requirements could affect the demand for our products or result in the need to modify products, which may involve substantial costs or delays in sales and could have an adverse effect on our future operating results. Our export activities are also subject to extensive and evolving trade regulations. Certain countries are subject to restrictions, sanctions, and embargoes imposed by the United States government. These restrictions, sanctions, and embargoes also prohibit or limit us from participating in certain business activities in those countries. Our operations are subject to numerous local, state, and federal laws and regulations in the United States and in foreign jurisdictions concerning the containment and disposal of hazardous materials, the remediation of contaminated properties, and the protection of the environment. These laws have been changed frequently in the past, and there can be no assurance that future changes will not have a material adverse effect on us. In addition, our customers’ operations are also significantly impacted by laws and regulations concerning the protection of the environment and endangered species. Consequently, changes in governmental regulations applicable to our customers may reduce demand for our products. For instance, regulations regarding the protection of marine mammals in the Gulf of Mexico may reduce demand for our airguns and other marine products. To the extent that our customers’ operations are disrupted by future laws and regulations, our business and results of operations may be materially and adversely affected.
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
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     Our primary operating facilities at December 31, 2006 were as follows:

	Square
Operating Facilities	Footage	Segment
Stafford, Texas	184,000	Land and Marine Imaging Systems
Houston, Texas	100,000	Seismic Imaging Solutions
Harahan, Louisiana	57,000	Marine Imaging Systems
Jebel Ali, Dubai, United Arab Emirates	47,000	Land Imaging Systems
Voorschoten, The Netherlands	30,000	Land Imaging Systems
Denver, Colorado	21,000	Seismic Imaging Solutions
Edinburgh, Scotland	12,000	Data Management Solutions

	451,000

     Each of these operating facilities is leased by us under a long-term lease agreement. These lease agreements have terms that expire ranging from 2007 to 2017. See Note 16 of Notes to Consolidated Financial Statements.
     In addition, we lease sales and support offices in Cranleigh, Egham, and Norwich, England; Bahrain; Aberdeen, Scotland; Calgary, Canada; Beijing, China; and Moscow, Russia to support our global sales force. We also lease seismic data processing centers in La Castellana, Venezuela; Port Harcourt, Nigeria; and Luanda, Angola; and we lease an advanced imaging center in Port of Spain, Trinidad. Our executive headquarters (utilizing approximately 23,100 square feet) is located at 2101 CityWest Blvd, Building III, Suite 400, Houston, Texas. The machinery, equipment, buildings, and other facilities owned and leased by us are considered by our management to be sufficiently maintained and adequate for our current operations.
Item 3. Legal Proceedings
     Legal Matters. In October 2002, we filed a lawsuit against Paulsson Geophysical Services, Inc. (PGSI) and its then-owner in the 286th District Court for Fort Bend County, Texas, seeking recovery of approximately $0.7 million that was unpaid and due to us resulting from the sale of a custom-built product that PGSI had asked us to construct in 2001. After we filed suit to recover the PGSI receivable, PGSI alleged that the delivered custom product was defective and counter-claimed against us, asserting breach of contract, breach of warranty and other related causes of action. The case was initially tried to a jury during May 2004. The jury returned a verdict in June 2004, the results of which would not have supported a judgment awarding damages to either us or the defendants. In August 2004, the presiding judge overruled the jury verdict and ordered a new trial. The new trial commenced in March 2006 and the jury in the new trial returned a verdict in April 2006 finding that both parties had breached their contract but that PGSI did not suffer any damages in connection with our breach. In September 2006, the Court issued a final judgment awarding us $732,074 in damages on our breach of contract claim, $365,000 in attorneys’ fees, $166,431 in prejudgment interest, plus post-judgment interest and our recoverable legal costs, while issuing a take-nothing judgment against PGSI. PGSI did not appeal the judgment. On December 22, 2006, the judgment became final, nonappealable and binding on both us and PGSI. In December 2006, PGSI and its current majority owner confirmed to us their intention to pay the judgment in full. As a result, we recorded the benefit of $1.3 million as a credit to its legal expenses (general and administrative expense) during the fourth quarter of 2006. See Note 18 of Notes to Consolidated Financial Statements.
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
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our common stock trades on the New York Stock Exchange (NYSE) under the symbol “IO.” The following table sets forth the high and low sales prices of the common stock for the periods indicated, as reported in NYSE composite tape transactions.

	Price Range
Period	High	Low
Year ended December 31, 2007:
First Quarter (through March 9, 2007)	$14.82	$11.47

Year ended December 31, 2006:
Fourth Quarter	$14.05	$9.50
Third Quarter	10.20	8.38
Second Quarter	11.10	8.19
First Quarter	10.04	6.95

Year ended December 31, 2005:
Fourth Quarter	$8.57	$6.75
Third Quarter	8.80	6.10
Second Quarter	7.07	5.28
First Quarter	8.82	5.90
     We have not historically paid, and do not intend to pay in the foreseeable future, cash dividends on our common stock. We presently intend to retain cash from operations for use in our business, with any future decision to pay cash dividends on our common stock dependent upon our growth, profitability, financial condition and other factors our board of directors consider relevant. In addition, the terms of our revolving line of credit facility agreement prohibit us from paying dividends on or repurchasing shares of our common stock without the prior consent of the lenders.
     In February 2005 we issued 30,000 shares of our newly designated Series D-1 Cumulative Convertible Preferred Stock (Series D-1 Preferred Stock), which accrues cumulative dividends at a minimum rate of 5% per annum, payable quarterly. These dividends may be paid, at our election, in cash or shares of registered common stock. During the year ended December 31, 2006, we declared and paid $2.3 million in cash dividends on these outstanding shares of Series D-1 Preferred Stock. So long as any shares of Series D-1 Preferred Stock are outstanding, we may not pay any dividends in cash or property to holders of our common stock, and may not purchase or redeem for cash or property any common stock, unless there are no arrearages in dividends paid on the Series D-1 Preferred Stock and sufficient cash has been set aside to pay dividends on the Series D-1 Preferred Stock for the next four quarterly dividend periods. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

     On December 31, 2006, there were 682 holders of record of our common stock.
     During the fourth quarter of our fiscal year ended December 31, 2006, we made no repurchases (within the meaning of Item 703 of Regulation S-K) of any shares of our common stock.
     In January 1997, our board of directors adopted a stockholder rights plan having a ten-year term. The plan was designed and implemented in order to give our board of directors increased power to negotiate in our company’s best interests and to discourage appropriation of control of I/O at a price that was unfair to stockholders. The stockholder rights plan involved the distribution of one preferred share purchase “right” as a dividend on each outstanding share of our common stock to all holders on record on January 27, 1997. Each right entitled the holder to purchase one one-thousandth of a share of our Series A Preferred Stock at a purchase price of $200 per one one-thousandth of a share of Series A Preferred Stock, subject to adjustment. The rights traded in tandem with our common stock until, and would become exercisable following, the occurrence of certain triggering events. On January 27, 2007, our board of directors determined not to renew the stockholders rights plan, and the plan and the rights issued under the plan expired in accordance with the terms of the plan.
Item 6. Selected Financial Data
     The selected consolidated financial data set forth below with respect to our consolidated statements of operations for the years ended December 31, 2006, 2005, 2004, 2003, and 2002, and with respect to our consolidated balance sheets at December 31, 2006, 2005, 2004, 2003, and 2002 have been derived from our audited consolidated financial statements. Our results of operations and financial condition have been affected by acquisitions of companies and dispositions of assets during the periods presented, which may affect the comparability of the financial information. In particular, the selected financial data set forth below reflects our acquisitions of Concept Systems and GXT in February and June 2004, respectively; the occurrence of these acquisitions during 2004 affects the comparability of financial information for fiscal years after 2004. For more information on our acquisitions, see Note 2 of Notes to Consolidated Financial Statements. This information should not be considered as being necessarily indicative of future operations, and should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this Form 10-K.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except for per share data)
Statement of Operations Data:
Product revenues	$354,258	$237,359	$194,978	$150,033	$118,583
Service revenues	149,298	125,323	45,663	—	—

Net revenues	503,556	362,682	240,641	150,033	118,583

Cost of products	257,749	169,688	134,874	122,192	101,018
Cost of services	91,592	86,619	40,075	—	—

Gross profit	154,215	106,375	65,692	27,841	17,565

Operating expenses (income):
Research and development	32,751	20,266	19,611	18,696	28,756
Marketing and sales	40,651	33,167	23,491	12,566	11,218
General and administrative	40,807	28,227	29,748	16,753	19,760
Loss (gain) on sale of assets	58	99	(3,980)	(291)	425
Impairment of long-lived assets	—	—	—	1,120	6,274
Goodwill impairment	—	—	—	—	15,122

Total operating expenses	114,267	81,759	68,870	48,844	81,555

Income (loss) from operations	39,948	24,616	(3,178)	(21,003)	(63,990)
Interest expense	(5,770)	(6,134)	(6,231)	(4,087)	(3,124)
Interest income	2,040	843	1,276	1,903	2,280
Other income (expense)	(2,161)	820	220	685	(373)
Fair value adjustment and exchange of warrant obligation	—	—	—	1,757	3,252
Impairment of investment	—	—	—	(2,059)	—

Income (loss) before income taxes and change in accounting principle	34,057	20,145	(7,913)	(22,804)	(61,955)
Income tax expense	5,114	1,366	701	348	56,770

Net income (loss) before change in accounting principle	28,943	18,779	(8,614)	(23,152)	(118,725)

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except for per share data)
Cumulative effect of change in accounting principle	398	—	—	—	—

Net income (loss)	29,341	18,779	(8,614)	(23,152)	(118,725)
Preferred stock dividends and accretion	2,429	1,635	—	—	947

Net income (loss) applicable to common shares	$26,912	$17,144	$(8,614)	$(23,152)	$(119,672)

Net income (loss) per basic share before change in accounting principle	$0.33	$0.22	$(0.13)	$(0.45)	$(2.35)
Cumulative effect of change in accounting principle	0.01	—	—	—	—

Net income (loss) per basic share	$0.34	$0.22	$(0.13)	$(0.45)	$(2.35)

Net income (loss) per diluted share before change in accounting principle	$0.32	$0.21	$(0.13)	$(0.45)	$(2.35)
Cumulative effect of change in accounting principle	0.01	—	—	—	—

Net income (loss) per diluted share	$0.33	$0.21	$(0.13)	$(0.45)	$(2.35)

Weighted average number of common shares outstanding	79,497	78,600	65,759	51,080	50,879

Weighted average number of diluted shares outstanding	95,182	79,842	65,759	51,080	50,879

Balance Sheet Data (end of year):
Working capital	$170,342	$153,761	$101,121	$133,467	$114,940
Total assets	655,136	537,861	486,094	249,204	249,594
Notes payable and current maturities of long-term debt	6,566	4,405	6,564	2,687	2,142
Long-term debt, net of current maturities	70,974	71,541	79,387	78,516	51,430
Cumulative convertible preferred stock	29,987	29,838	—	—	—
Stockholders’ equity	369,668	327,545	308,760	133,764	152,486

Other Data:
Capital expenditures	$13,704	$5,304	$5,022	$4,587	$8,230
Investment in multi-client library	39,087	19,678	4,168	—	—
Depreciation and amortization (other than multi-client library)	22,036	23,497	18,345	11,444	13,237
Amortization of multi-client library	25,011	10,707	5,870	—	—
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Note: The following should be read in conjunction with our Consolidated Financial Statements and related notes that appear elsewhere in this Annual Report on Form 10-K.
Executive Summary
     We are a leading seismic solutions company, providing the global oil and natural gas industry with a variety of seismic products and services, including seismic data acquisition equipment, survey design planning services, navigation and data management software products, seismic data libraries, and seismic data processing services. In recent years, we have transformed our business from being solely a seismic equipment manufacturer to being a provider of a full range of seismic imaging products and services. During 2004, we completed two acquisitions as part of our strategy to expand the range of products and services we provide. This expanded offering, including seismic data management software and advanced imaging services, has enabled us to broaden our customer base beyond seismic acquisition contractors to also include oil and natural gas exploration and production companies.
     For the twelve months ended December 31, 2006, our equipment and systems sales revenues and our services revenues increased significantly over those for the comparable periods in 2005. Each of our four operating business segments experienced strong percentage increases in their annual revenues compared to their revenues for 2005. Income from operations for the twelve months ended December 31, 2006 was significantly higher in our Marine Imaging Systems, Seismic Imaging Solutions, and Data Management Solutions business segments, compared to income from operations for 2005. Income from operations for our Land Imaging Systems segment declined for the twelve month period ended December 31, 2006 compared to 2005, primarily because of increased research and development expenses associated with FireFly and continued competitive pricing pressures.

     Cash flows provided by our operating activities for the year ended December 31, 2006 were $58.0 million, due principally to increases in net income and increases in accounts payable, accrued liabilities and deferred revenue, partially offset by an increase in our inventory primarily in our Marine Imaging Systems segment and an increase in accounts receivable. The increase in our deferred revenue was primarily the result of (i) increased underwriting commitments from our customers for GXT’s new seismic data acquisition projects for which we have not yet recognized the related revenue (see “— Critical Accounting Policies and Estimates” below) and (ii) advanced payments for our new FireFly cableless full-wave land seismic data acquisition system. At December 31, 2006, we had $17.1 million in cash and cash equivalents, and there were no outstanding borrowings under our revolving line of credit.
     During the quarter ended December 31, 2006, we continued to see increasing interest in our new technologies. During the fourth quarter of 2006, we completed final engineering and began deployment and field testing of our new FireFly cableless full-wave land seismic data acquisition system for a project in the Wamsutter gas fields in Wyoming. In the first quarter of 2007, we expect FireFly to be deployed for a project with Apache Corporation. During August 2006, we announced the receipt of an order for approximately $29 million from Reservoir Exploration Technology, a marine seismic contractor headquartered in Oslo, Norway, for a third VectorSeis Ocean redeployable ocean-bottom cable system. This system was partially delivered in the fourth quarter of 2006, with the remainder scheduled for delivery in the first quarter of 2007. In October 2006, we announced the release and first commercial sale of our Scorpion system for cable-based, land seismic data acquisition. The Scorpion system builds upon our traditional System Four land acquisition system platform and incorporates several new features designed to improve the system’s recording capacity, reliability, productivity, and ease of use.
     We operate our company through four business segments: Land Imaging Systems, Marine Imaging Systems, Data Management Solutions, and Seismic Imaging Solutions. The following table provides an overview of key financial metrics for our company as a whole and our four business segments during the year ended December 31, 2006, 2005, and 2004:

	Years Ended December 31,
	2006	2005	2004
Net revenues:
Land Imaging Systems	$205,779	$155,172	$126,041
Marine Imaging Systems	127,927	69,604	54,680
Data Management Solutions	23,198	15,966	14,797
Seismic Imaging Solutions	146,652	121,940	44,015
Corporate and other	—	—	1,108

Total	$503,556	$362,682	$240,641

Income (loss) from operations:
Land Imaging Systems	$13,463	$18,413	$17,643
Marine Imaging Systems	30,258	15,895	4,596
Data Management Solutions	7,461	3,430	3,200
Seismic Imaging Solutions	28,648	15,265	(8,003)
Corporate and other*	(39,882)	(28,387)	(20,614)

Total	$39,948	$24,616	$(3,178)

Net income (loss) applicable to common shares	$26,912	$17,144	$(8,614)

Net income (loss) per basic share	$0.34	$0.22	$(0.13)

Net income (loss) per diluted share	$0.33	$0.21	$(0.13)

*	Represents corporate general and administrative expenses not allocated to any segment.
     The impact of our adoption in 2006 of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R), resulted in the recognition of $6.1 million of stock-based compensation expense related to our employees’ outstanding stock-based awards. The total expense is comprised of $1.2 million reflected in cost of sales, $0.8 million in research and development expense, $1.4 million in marketing and sales expense, and $2.7 million in general and administrative expense.
     We intend that the discussion of our financial condition and results of operations that follows will provide information that will assist in understanding our consolidated financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes.

     For a discussion of factors that could impact our future operating results and financial condition, see Item 1A. “Risk Factors” above.
Results of Operations
Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
     Net Revenues: Net revenues of $503.6 million for the year ended December 31, 2006 increased $140.9 million, compared to the corresponding period last year principally due to increased activity and demand for seismic services. Land Imaging Systems’ net revenues increased by $50.6 million, to $205.8 million compared to $155.2 million during the twelve months ended December 31, 2006. This increase was due to an increase in sales of our land acquisition systems, vibrator trucks, and our Sensor geophones. Marine Imaging Systems’ net revenues increased $58.3 million to $127.9 million, compared to $69.6 million during the year ended December 31, 2006 due to the significant upturn in demand for towed marine seismic equipment as well as deliveries of our VectorSeis Ocean systems to our customer, Reservoir Exploration Technology.
     Seismic Imaging Solutions’ net revenues increased $24.8 million, to $146.7 million compared to $121.9 million in 2005. This increase was related to higher proprietary processing revenues and pre-funded multi-client seismic surveys primarily off the coasts of India, northern Canada and Alaska partially offset by a decrease in off-the-shelf seismic data sales. Data Management Solutions’ net revenues increased $7.2 million, to $23.2 million compared to $16.0 million in 2005, reflecting the increased demand for marine seismic work.
     Gross Profit and Gross Profit Percentage: Gross profit of $154.2 million for the year ended December 31, 2006 increased $47.8 million compared to the prior year. Gross profit percentage for the twelve months ended December 31, 2006 was 31% compared to 29% in the prior year. The improvement in our gross margin percentages is primarily due to an increase in revenues from pre-funded multi-client seismic surveys, which represent higher margins, offset by continued pricing pressures on our land acquisition system sales and Sensor geophone sales as well as a higher mix of lower margin vibrator truck sales during 2006 compared to 2005. We have developed several cost control initiatives to address the pricing pressures on our land acquisition system sales, and we expect to see the positive impact of these initiatives beginning in 2007.
     Research and Development: Research and development expense of $32.8 million for the year ended December 31, 2006 increased $12.5 million compared to the corresponding period last year. We incurred significant research and development expenses in 2006 and expect to continue to incur significant research and development expenses in 2007 at or above these levels, as we continue to invest heavily in our next generation of seismic acquisition products and services, including products such as FireFly and DigiFIN. For a discussion of our product research and development programs in 2007, see Item 1. “Business — Product Research and Development.”
     Marketing and Sales: Marketing and sales expense of $40.7 million for the year ended December 31, 2006 increased $7.5 million compared to the prior year. The increase is primarily a result of an increase in commissions to employees and our non-employee sales force associated with our overall increase in sales during 2006, in addition to the impact of adopting SFAS 123R. We intend to continue investing significant sums in our marketing efforts as we seek to penetrate markets for our new products.
     General and Administrative: General and administrative expense of $40.8 million for the year ended December 31, 2006 increased $12.6 million compared to the prior year. The increase in general and administrative expense is primarily related to additional management and corporate personnel, increased audit and consulting fees, and an increase in bonuses for 2006 related to our improved results of operations, in addition to the impact of adopting SFAS 123R.
     Income Tax Expense: Income tax expense for the year ended December 31, 2006 was $5.1 million compared to income tax expense of $1.4 million for the twelve months ended December 31, 2005. Included in the 2005 income tax expense is a $1.4 million tax benefit resulting from a reduction in our tax reserves due to closure of a foreign tax matter. Excluding the reduction for tax reserves, the increase in tax expense during 2006 primarily relates to improved results of our foreign operations and state income taxes. We continue to maintain a valuation allowance for substantially all of our net deferred tax assets. The Company’s effective tax rate for the year ended December 31, 2006 was 15.0% as compared to 6.8% for the similar period during 2005. The increased effective tax rate for the current year relates to improved results of operations of our foreign divisions and the reduction in our tax reserves during the prior year. The 2006 effective tax rate was lower than the statutory rate due to the utilization of previously reserved domestic deferred tax assets.

     Preferred Stock Dividends and Accretion: Preferred stock dividends and accretion of $2.4 million for the year ended December 31, 2006 relate to our Series D-1 Preferred Stock that we issued in 2005. Dividends are paid at a rate equal to the greater of (i) five percent per annum or (ii) the three month LIBOR rate on the last day of the immediately preceding calendar quarter plus two and one-half percent per annum. All dividends paid on the Series D-1 Preferred Stock have been paid in cash. The preferred stock dividend rate was 7.87% at December 31, 2006.
Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
     Net Revenues: Net revenues of $362.7 million for the year ended December 31, 2005 increased $122.0 million, compared to the corresponding period last year principally due to the acquisition of GXT. Land Imaging Systems’ net revenues increased by $29.2 million, to $155.2 million compared to $126.0 million during the twelve months ended December 31, 2004. This increase was due to an increase in sales of our land acquisition systems, vibrator trucks, and our Sensor geophones. Marine Imaging Systems’ net revenues increased $14.9 million to $69.6 million, compared to $54.7 million during the year ended December 31, 2004. In 2004, we sold our first VectorSeis Ocean acquisition system, representing $16.0 million of revenues in 2004, and $6.8 million in revenues in 2005. Excluding the impact of VectorSeis Ocean, Marine Imaging Systems’ net revenues significantly increased in 2005 due to a stronger marine seismic market compared to 2004.
     Seismic Imaging Solutions’ net revenues increased $77.9 million, to $121.9 million compared to $44.0 million in 2004, due to our acquisition of GXT in June 2004. GXT contributed $114.6 million to our net revenues for the year ended December 31, 2005, compared to $37.6 million for the prior year. Concept Systems, which we acquired in February 2004, contributed $16.0 million to our net revenues for the year ended December 31, 2005, compared to $14.8 million in 2004.
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
     Marketing and Sales: Marketing and sales expense of $33.2 million for the year ended December 31, 2005 increased $9.7 million compared to the prior year. The increase is primarily a result of the acquisition of GXT in June 2004. Excluding these expenses of GXT, our sales and marketing expenses reflect additional sales personnel, an increase in business development personnel within our product groups, an increase in corporate marketing and advertising expenses, and expenses related to our sales representative offices in Moscow and Beijing. We intend to continue investing significant sums in our marketing efforts as we seek to penetrate markets for our new products.
     General and Administrative: General and administrative expense of $28.2 million for the year ended December 31, 2005 decreased $1.5 million compared to the prior year. The decrease in general and administrative expense is primarily related to our Marine Imaging Systems’ 2004 provision of $5.2 million for doubtful accounts and notes associated with sales receivables due from a former Russian customer. This decrease is partially offset by a full year of GXT’s operations (acquired in June 2004), an increase in fees and expenses associated with the continued requirements under section 404 of the Sarbanes-Oxley Act of 2002, and an increase in bonuses.
     Income Tax Expense: Income tax expense for the year ended December 31, 2005 was $1.4 million compared to income tax expense of $0.7 million for the twelve months ended December 31, 2004. The increase is primarily related to increased operating results within our foreign Sensor geophone and Concept System divisions. Included in the 2005 income tax expense is a $1.4 million tax benefit resulting from a reduction in our tax reserves due to closure of a foreign tax matter. We continue to maintain a valuation allowance for substantially all of our net deferred tax assets.
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
Liquidity and Capital Resources
Sources of Capital
     In May 2005, we obtained a $25.0 million revolving line of credit facility having a maturity date of May 24, 2008; there were no outstanding borrowings under this line of credit at December 31, 2006. We can periodically elect to use either the lender’s Base Rate (as defined in the credit agreement) or the three-month LIBOR Rate plus 2.25% to 2.75% (depending on our Fixed Charge Coverage Ratio, as defined in the credit agreement) as the interest rate on outstanding borrowings under the revolving line of credit. Had we drawn on the facility at December 31, 2006, the annual interest rate in effect would have been 8.25%. In addition, we can issue letters of credit totaling up to $5.0 million under this facility, which, if issued, reduces our borrowing availability under the line of credit. We currently are planning to replace this revolving credit facility during 2007 with a new revolving credit facility having greater borrowing capacity.
     A portion of our assets are pledged as collateral for outstanding borrowings under the line of credit. Total borrowings are subject to a borrowing base limitation based on a percentage of eligible accounts receivable and inventories. As of December 31, 2006, the borrowing base calculation permitted total available borrowings of $25 million. Our borrowing base could decrease if our Eligible Collateral (as defined in the credit agreement) falls below $25 million. The credit agreement prohibits us from paying dividends on common stock and limits certain capital expenditures (as defined), incurring additional debt, selling significant assets, acquiring other businesses, and merging with other entities without the consent of the lenders. The credit agreement requires compliance with certain financial and non-financial covenants, including quarterly requirements related to a Fixed Charge Coverage Ratio (not less than 1.25 to 1), as defined in the agreement. The credit agreement includes a contingent lockbox arrangement which is triggered upon an event of default or if our availability under the line of credit falls below $5.0 million. If this arrangement is triggered, all available funds would be used to pay down the outstanding principal balance under the line of credit. We currently classify the outstanding balance, if any, under the line of credit as long-term; however, if the contingent lockbox arrangement is triggered, we would be required to reflect the outstanding borrowings, if any, under this line of credit as short-term. Except for the limits on certain 2006 capital expenditures (which limits were waived by the lender), we were in compliance with all of the covenants under the credit agreement as of December 31, 2006.
     In February 2005, we issued 30,000 shares of a newly-designated Series D-1 Cumulative Convertible Preferred Stock (Series D-1 Preferred Stock) in a privately-negotiated transaction, and received $29.8 million in net proceeds. The conversion price per share for common stock under the Series D-1 Preferred Stock is $7.869 per share (subject to adjustment under certain circumstances). We also granted to the Series D-1 Preferred Stock purchaser the right, expiring on February 16, 2008, to purchase up to an additional 40,000 shares of Series D-1 Preferred Stock, having a conversion price equal to 122% of the then-prevailing market price of our common stock at the time of issuance, but not less than $6.31 per share.
     The terms of the Series D-1 Preferred Stock provide that if we fail to pay dividends, or if a change of control of our company is announced, the holder of the preferred stock has the right to redeem all or part of his Series D-1 Preferred Stock. We may satisfy our redemption obligations either in cash or by the issuance of our common stock, calculated based upon the prevailing market price of our common stock at the time of redemption, but which conversion price cannot be less than $4.45 per share subject to adjustment (the “Minimum Price”). If the 20-day average price of the our common stock is less than the Minimum Price during that time, we may satisfy our redemption obligation by resetting the conversion price to the Minimum Price, and thereafter, all dividends must be paid in cash. In the event we cannot deliver registered shares upon a redemption and to the extent we cannot deliver cash, the dividend rate will increase to 15%. Also, if an effective registration statement on file with the Securities and Exchange Commission covering potential resale of the common stock underlying the Series D-1 Preferred Stock is not available for selling stockholders, we will be required to pay an additional dividend equal to 1/15 % multiplied by the number of days (this equates to 2% per month) that an effective registration statement is not available.
     We have outstanding $60.0 million of 5.5% convertible senior notes that mature on December 15, 2008. These notes are not redeemable prior to their maturity, and are convertible into the Company’s common stock at an initial conversion rate of 231.4815 shares per $1,000 principal amount of notes (a conversion price of $4.32 per share), which represents 13,888,890 total shares of common stock. We are considering various alternatives with regard to the repayment or refinancing of the indebtedness under these notes. It is possible that any replacement of the debt capital represented by these notes in new debt capital may have the effect of increasing our overall borrowing costs.

     The conversion price per share of common stock under the Series D-1 Preferred Stock and the 5.5% convertible senior notes are substantially below the currently prevailing market prices for our common stock. Converting all of the Series D-1 Preferred Stock and the 5.5% convertible senior notes at one time would result in significant dilution to our stockholders that could limit our ability to raise additional capital.
Cash Flow from Operations
     We have historically financed our operations from internally generated cash and funds from equity and debt financings. Cash and cash equivalents were $17.1 million at December 31, 2006, an increase of $1.2 million compared to December 31, 2005. Net cash provided by operating activities was $58.0 million for the year ended December 31, 2006, compared to net cash provided by operating activities of $1.9 million for the year ended December 31, 2005. The increase in net cash provided in our operating activities was primarily due to an increase in our profitability, particularly in the second and fourth quarters of 2006, and increases in our accounts payable (the level of outstanding accounts payable was reduced after December 31, 2006 by our payments to vendors in the beginning of 2007), cash receipts related to deferred revenues, and accrued expenses. These increases were partially offset by increases in our receivables due to our higher sales volumes and an increase in our inventory due to our forecasted increase in demand for our products in 2007.
Cash Flow from Investing Activities
     Net cash flow used in investing activities was $49.8 million for the year ended December 31, 2006, compared to $28.0 million for the year ended December 31, 2005. The principal uses of our cash for investing activities during the year ended December 31, 2006 were $13.7 million of equipment purchases, a $39.1 million investment in our multi-client data library, and $2.0 million in proceeds from the note receivable associated with our prior sale of a facility in Alvin, Texas. We expect to spend approximately $60 million on investments in our multi-client data library during 2007, and anticipate that a majority of this investment will be underwritten by our customers. The level of our investment in our multi-client data could fluctuate significantly based upon the level of customer underwriting obtained. In addition, capital expenditures for 2007 are anticipated to be approximately $25 million. The majority of these expenditures, approximately $15 million, relate to GXT computer equipment purchases, which are generally financed through capital leases. The remaining sums are anticipated to be funded from internally generated cash.
Cash Flow from Financing Activities
     Net cash flow used in financing activities was $8.4 million for the year ended December 31, 2006, compared to $27.9 million of cash provided by financing activities for the year ended December 31, 2005. We paid $2.3 million of cash dividends on our Series D-1 Preferred Stock during 2006. We made scheduled payments of $6.9 million on our notes payable, long-term debt and lease obligations and had net repayments under our revolving line of credit of $3.0 million. Our employees exercised stock options and purchased common stock, resulting in proceeds to us of $4.4 million during the period.
Inflation and Seasonality
     Inflation in recent years has not had a material effect on our costs of goods or labor, or the prices for our products or services. Traditionally, our business has been seasonal, with strongest demand in the fourth quarter of our fiscal year.
Future Contractual Obligations
     The following table sets forth estimates of future payments of our consolidated contractual obligations, as of December 31, 2006 (in thousands):

		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Notes payable and long-term debt	$66,471	$1,458	$60,836	$1,131	$3,046
Interest on notes payable and long-term debt obligations	9,824	3,931	4,349	854	690
Equipment capital lease obligations	11,069	5,108	5,961	—	—
Operating leases	56,188	8,969	14,875	13,892	18,452
Product warranty	6,255	6,255	—	—	—
Purchase obligations	96,794	82,004	14,790	—	—

Total	$246,601	$107,725	$100,811	$15,877	$22,188

     The long-term debt and lease obligations at December 31, 2006 included $60.0 million indebtedness under our outstanding convertible senior notes that mature in December 2008. The remaining amount of these obligations consists of $5.3 million related to our sale-leaseback arrangement and $1.2 million of short-term notes payable. The $11.1 million of capital lease obligations relates to GXT’s financing of computer equipment purchases. For further discussion of our notes payable, long-term debt and capital lease obligations, see Note 11 of Notes to Consolidated Financial Statements.
     The operating lease commitments at December 31, 2006 relate to our leases for certain equipment, offices, processing centers, and warehouse space under non-cancelable operating leases.
     The liability for product warranties at December 31, 2006 relate to the estimated future warranty expenditures associated with our products. Our warranty periods generally range from 90 days to three years from the date of original purchase, depending on the product. We record an accrual for product warranties and other contingencies at the time of sale, which is when the estimated future expenditures associated with those contingencies become probable and the amounts can be reasonably estimated. We generally receive warranty support from our suppliers regarding equipment they manufactured.
     Our purchase obligations primarily relate to our committed inventory purchase orders for which deliveries are scheduled to be made in 2006. In December 2004, we entered into a five-year supply agreement with Colibrys Ltd. for the purchase of MEMS accelerometers, which includes annual minimum commitments ranging between $7 million to $8 million per year through 2009.
     In February 2005, we issued 30,000 shares of Series D-1 Preferred Stock receiving $29.8 million in net proceeds. Commencing on February 17, 2007, the holder has the right to redeem all or part of the Series D-1 Preferred Stock. Because we may satisfy our redemption obligations either in cash or by issuance of our common stock, we have excluded the Series D-1 Preferred Stock from the above table. Dividends, which are paid quarterly, may be paid, at our option, either in cash or by the issuance of our common stock. The dividend rate was 7.87% at December 31, 2006. To date, we have paid only cash dividends and expect that we will only pay cash dividends for the foreseeable future. See further discussion of the Series D-1 Preferred Stock at Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
Critical Accounting Policies and Estimates
     The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make choices between acceptable methods of accounting and to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses. The following accounting policies are based on, among other things, judgments and assumptions made by management that include inherent risk and uncertainties. Management’s estimates are based on the relevant information available at the end of each period. We believe that all of the judgments and estimates used to prepare our financial statements were reasonable at the time we made them, but circumstances may change requiring us to revise our estimates in ways that could be materially adverse to our results of operations and financial condition. Management has discussed these critical accounting estimates with the Audit Committee of our Board of Directors and the Audit Committee has reviewed our disclosures relating to the estimates in this Management’s Discussion and Analysis.
•	Revenue Recognition and Product Warranty — We derive revenue from the sale of (i) acquisition systems and other seismic equipment within our Land Imaging Systems and Marine Imaging Systems segments; (ii) imaging services, multi-client surveys and licenses of “off-the-shelf” data libraries within our Seismic Imaging Solutions segment; and (iii) navigation, survey and quality control software systems within our Data Management Solutions segment.

For the sales of acquisition systems and other seismic equipment, we follow the requirements of Staff Accounting Bulletin No. 104 “Revenue Recognition” and recognize revenue when (a) evidence of an arrangement exists; (b) the price to the customer is fixed and determinable; (c) collectibility is reasonably assured; and (d) the acquisition system or other seismic equipment is delivered to the customer and risk of ownership has passed to the customer, or, in the limited case where a substantive customer-specified acceptance clause exists in the contract, the later of delivery or when the customer-specified acceptance is obtained.

Revenues from all imaging and other services are recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, and collectibility is reasonably assured. Revenues from contract services performed on a day-rate basis are recognized as the service is performed.

Revenues from multi-client surveys are recognized as the seismic data is acquired and/or processed on a proportionate basis as work is performed. Under this method, we recognize revenues based upon quantifiable measures of progress, such as kilometers acquired or days processed. Upon completion of a multi-client seismic survey, the survey data is considered “off-the-shelf” and licenses to the survey data are sold to customers on a non-exclusive basis. The license of a completed multi-client survey is represented by the license of one standard set of data. Revenues on licenses of completed multi-client data surveys are recognized when a signed final master geophysical data license agreement and accompanying supplemental license agreement are returned by the customer, the purchase price for the license is fixed or determinable, delivery or performance has occurred, and no significant uncertainty exists as to the customer’s obligation, willingness or ability to pay. In limited situations, we have provided the customer with a right to exchange seismic data for another specific seismic data set. In these limited situations, we recognize revenue at the earlier of the customer exercising its exchange right or the expiration of the customer’s exchange right.

When separate elements (such as an acquisition system, other seismic equipment and/or imaging services) are contained in a single sales arrangement, or in related arrangements with the same customer, we follow the requirements of EITF 00-21 “Accounting for Multiple-Element Revenue Arrangement,” and allocate revenue to each element based upon objectively determined fair value, so long as each such element meets the criteria for treatment as a separate unit of accounting. We limit the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services. We generally do not grant return or refund privileges to our customers. When undelivered elements, such as training courses, are inconsequential or perfunctory and not essential to the functionality of the delivered elements, we recognize revenue on the total contract and make a provision for the costs of the incomplete elements.

For the sales of navigation, survey and quality control software systems, we follow the requirements of SOP 97-2 “Software Revenue Recognition”, because in those systems the software is more than incidental to the arrangement as a whole. Following the requirements of EITF 03-05 “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software”, we consider the hardware within these systems to be a software-related item because the software is essential to the hardware’s functionality. As a result, we recognize revenue from sales of navigation, survey and quality control software systems when (a) evidence of an arrangement exists; (b) the price to the customer is fixed and determinable; (c) collectibility is reasonably assured; and (d) the software and software-related hardware is delivered to the customer and risk of ownership has passed to the customer, or, in the limited case where a substantive customer-specified acceptance clause exists in the contract, the later of delivery or when the customer-specified acceptance is obtained. These arrangements generally include us providing related services, such as training courses, engineering services and annual software maintenance. We allocate revenue to each element of the arrangement based upon vendor-specific objective evidence of fair value of the element or, if vendor-specific objective evidence is not available for the delivered element, we apply the residual method.

We generally warrant that our manufactured equipment will be free from defects in workmanship, material and parts. Warranty periods generally range from 90 days to three years from the date of original purchase, depending on the product. We provide for estimated warranty as a charge to costs of sales at the time of sale.

•	Multi-Client Data Library — Our multi-client data library consists of seismic surveys that are offered for licensing to customers on a non-exclusive basis. The capitalized costs include the costs paid to third parties for the acquisition of data and related activities associated with the data creation activity and direct internal processing costs, such as salaries, benefits, computer-related expenses, and other costs incurred for seismic data project design and management. For the years ended December 31, 2006, 2005, and 2004, we capitalized, as part of our multi-client data library, $3.1 million, $1.7 million, and $2.0 million, respectively, of direct internal processing costs.

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

Estimated sales are determined based upon discussions with our customers, our experience, and our knowledge of industry trends. Changes in sales estimates may have the effect of changing the percentage relationship of cost of services to revenue. In applying the sales forecast method, an increase in the projected sales of a survey will result in lower cost of services as a percentage of revenue, and higher earnings when revenue associated with that particular survey is recognized, while a decrease in projected sales will have the opposite effect. Assuming that the overall volume of sales mix of surveys generating revenue in the period was held constant in 2006, an increase in 10% in the sales forecasts of all surveys would have decreased our amortization expense by approximately $2.1 million.

We estimate the ultimate revenue expected to be derived from a particular seismic data survey over its estimated useful economic life to determine the costs to amortize, if greater than straight-line amortization. That estimate is made by us at the project’s initiation. For a completed multi-client survey, we review the estimate quarterly. If during any such review, we determine that the ultimate revenue for a survey is expected to be more or less than the original estimate of total revenue for such survey, we decrease or increase (as the case may be) the amortization rate attributable to the future revenue from such survey. In addition, in connection with such reviews, we evaluate the recoverability of the multi-client data library, and if required under Statement of Financial Accounting Standards (SFAS) 144 “Accounting for the Impairment and Disposal of Long-Lived Assets,” record an impairment charge with respect to such data. There were no significant impairment charges during 2006, 2005, and 2004.

•	Reserve for Excess and Obsolete Inventories — Our reserve for excess and obsolete inventories is based on historical sales trends and various other assumptions and judgments including future demand for our inventory and the timing of market acceptance of our new products. Should these assumptions and judgments not be realized, such as delayed market acceptance of our new products, our valuation allowance would be adjusted to reflect actual results. Our industry is subject to technological change and new product development that could result in obsolete inventory. Our valuation reserve for inventory at December 31, 2006 was $9.9 million compared to $10.6 million at December 31, 2005. The reduction in our reserves primarily related to reserved inventory either being sold or scrapped during the year.

•	Goodwill and Other Intangible Assets —We completed our annual goodwill impairment testing as of December 31, 2006 and determined that there were no impairment losses related to goodwill. In making this assessment we rely on a number of factors including operating results, business plans, internal and external economic projections, anticipated future cash flows and external market data. If these estimates or related projections change in the future, we may be required to record impairment charges.

For purposes of performing the impairment test for goodwill as required by SFAS 142, we established the following reporting units: Land Imaging Systems, Sensor Geophone, Marine Imaging Systems, Data Management Solutions, and Seismic Imaging Solutions. To determine the fair value of our reporting units, we use a discounted future returns valuation method. If we had established different reporting units or utilized different valuation methodologies, the impairment test results could differ.

SFAS 142 requires us to compare the fair value of our reporting units to their carrying amount on an annual basis to determine if there is potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting units is less than its carrying value.

Our intangible assets other than goodwill relate to computer software, proprietary technology, patents, customer relationships, trade names, and non-compete agreements that are amortized over the estimated periods of benefit (ranging from 2 to 20 years). We review the carrying values of these intangible assets for impairment if events or changes in the facts and circumstances indicate that their carrying value may not be recoverable. Any impairment determined is recorded in the current period and is measured by comparing the fair value of the related asset to its carrying value.

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

We record interest income on investments in notes receivable on the accrual basis of accounting. We do not accrue interest on impaired loans where collection of interest according to the contractual terms is considered doubtful. Among the factors we consider in making an evaluation of the collectibility of interest are: (i) the status of the loan; (ii) the fair value of the underlying collateral; (iii) the financial condition of the borrower; and (iv) anticipated future events.
•	Stock-Based Compensation — Prior to January 1, 2006, our equity compensation plans were accounted for under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, as permitted by SFAS 123, “Accounting for Stock-Based Compensation.” We did not recognize stock-based compensation expense associated with our stock options in our statement of operations for periods prior to January 1, 2006 because all of our stock options granted had an exercise price equal to or in excess of the market value of the underlying common stock on the date of grant.
On January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified prospective method. Under this transition method, stock-based compensation cost recognized in the twelve months ended December 31, 2006 includes: (a) compensation cost for all unvested stock-based awards as of January 1, 2006 that had been granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all stock-based awards granted after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.
With our adoption of SFAS 123R, we began estimating the value of stock option awards on the date of grant using the Black-Scholes option pricing model. Prior to the adoption of SFAS 123R, the values of our stock-based awards were estimated as of the date of grant using the Black-Scholes model for the pro forma information required to be disclosed under SFAS 123. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate, and expected dividends.

Our estimates of expected volatility for our stock price used in calculating fair value of our stock-based compensation under SFAS 123R for the twelve months ended December 31, 2006 were based on assumptions involving a combination of historical volatility and market-based implied volatility derived from traded options on our common stock. Prior to 2006, our calculation of expected volatility was based solely on historical volatility. See Note 13 “Stockholders’ Equity and Stock-Based Compensation” of Notes to Consolidated Financial Statements.
We currently recognize stock-based compensation expense on the straight-line basis over the service period of each award (generally the vesting period of the award). We had recognized compensation expense in our pro forma disclosures under SFAS 123 on the straight-line basis for our stock options. Prior to the adoption of SFAS 123R, we recognized compensation expense related to our restricted stock and restricted stock unit awards using the accelerated method of amortization and will continue to apply the accelerated method to all outstanding restricted stock and restricted stock units awards granted prior to January 1, 2006. Also, prior to our adoption to SFAS 123R, we accounted for forfeitures of our restricted stock and restricted stock unit grants as the forfeitures actually occurred. We estimated forfeitures on our unvested restricted stock outstanding as of January 1, 2006, and recorded a $0.4 million cumulative effect of change in accounting principle to reflect the compensation cost that would not have been recognized in prior periods had forfeitures been estimated during these periods.
Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109). FIN 48 clarifies the application of SFAS 109 by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. Additionally, FIN 48 provides guidance on the measurement, derecognition, classification, and disclosure of tax positions, along with accounting for the related interest and penalties. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to beginning retained earnings. The adoption of FIN 48 is not expected to have a significant impact on our financial position, results of operations, and cash flows.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, of this statement.
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
     For the twelve months ended December 31, 2006 and 2005, approximately 8% and 9% of our consolidated net revenues were attributable primarily to land equipment sales to one customer headquartered in China. Approximately $7.9 million, or 5%, of our total accounts receivable at December 31, 2006 related to this same customer. For the twelve months ended December 31, 2006, 8% of our consolidated net revenues, were attributable to marine equipment sales to a single customer. At December 31, 2006, $12.9 million, or 8% of our total accounts receivable and $7.2 million of our total notes receivable, related to this same customer. The loss of these customers or a deterioration in our relationship with either customer could have a material adverse effect on our results of operations and financial condition.
     For the twelve months ended December 31, 2006, we recognized $119.4 million of sales to customers in Europe, $86.2 million of sales to customers in Asia Pacific, $31.3 million of sales to customers in Africa, $51.8 million of sales to customers in the Middle East, $15.3 million of sales to customers in Latin American countries, and $37.3 million of sales to customers in the Commonwealth of Independent States, or former Soviet Union (CIS). The majority of our foreign sales are denominated in U.S. dollars. In recent years, the CIS and certain Latin American countries have experienced economic problems and uncertainties. To the extent that world events or economic conditions negatively affect our future sales to customers in these and other regions of the world or the collectibility of our existing receivables, our future results of operations, liquidity, and financial condition may be adversely affected. We currently require customers in these higher risk countries to provide their own financing and in some cases assist the customer in organizing international financing and Export-Import credit guarantees provided by the United States government. We do not currently extend long-term credit through notes to companies in countries we consider to be inappropriate for credit risk purposes.
Certain Relationships and Related Party Transactions
     James M. Lapeyre, Jr. is chairman of our board of directors. He is also the chairman and a significant equity owner of Laitram, L.L.C. (Laitram) and has served as president of Laitram and its predecessors since 1989. Laitram is a privately-owned, New Orleans-based manufacturer of food processing equipment and modular conveyor belts. Mr. Lapeyre and Laitram together owned approximately 11.5% of our outstanding common stock as of February 20, 2007.
     We acquired DigiCourse, Inc., our marine positioning products business, from Laitram in 1998 and renamed it I/O Marine Systems, Inc. In connection with that acquisition, we entered into a Continued Services Agreement with Laitram under which Laitram agreed to provide us certain accounting, software, manufacturing, and maintenance services. Manufacturing services consist primarily of machining of parts for our marine positioning systems. The term of this agreement expired in September 2001 but we continue to operate under its terms. In addition, when we have requested, the legal staff of Laitram has advised us on certain intellectual property matters with regard to our marine positioning systems. Under a lease of Commercial Property dated February 1, 2006, between Laitram and I/O, we agreed to lease certain office and warehouse space from Laitram until January 2011. During 2006, we paid

Laitram a total of approximately $3.6 million, which consisted of approximately $2.7 million for manufacturing services, $0.8 million for rent and other pass-through third party facilities charges, and $0.1 million for other services. For the 2005 and 2004 fiscal years, we paid Laitram a total of approximately $2.7 million and $1.8 million for these services. In the opinion of our management, the terms of these services are fair and reasonable and as favorable to us as those that could have been obtained from unrelated third parties at the time of their performance.
Off-Balance Sheet Arrangements
     As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Indemnification
     In the ordinary course of our business, we enter into contractual arrangements with our customers, suppliers, and other parties under which we may agree to indemnify the other party to such arrangement from certain losses it incurs relating to our products or services or for losses arising from certain events as defined within the particular contract. Some of these indemnification obligations may not be subject to maximum loss clauses. Historically, payments we have made related to these indemnification obligations have been immaterial.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     We are exposed to various market risks, including changes in interest rates and foreign currency exchange rates.
Interest Rate Risk
     In February 2005, the Company issued 30,000 shares of a newly designated Series D-1 Cumulative Convertible Preferred Stock (Series D-1 Preferred Stock). Dividends, which are contractually obligated to be paid quarterly, may be paid, at the option of the Company, either in cash or by the issuance of the Company’s common stock. Dividends are paid at a variable rate, equal to the greater of (i) five percent per annum or (ii) the three month LIBOR rate on the last day of the immediately preceding calendar quarter plus two and one-half percent per annum. The dividend rate for the Series D-1 Preferred Stock was 7.87% at December 31, 2006. Each 100 basis point increase in the LIBOR rate would have the effect of increasing the annual amount of dividends to be paid by approximately $0.3 million.
     With respect to our fixed-rate long-term debt outstanding at December 31, 2006, the fair market value of the Company’s notes payable and long-term debt was $193.8 million and $105.0 million at December 31, 2006 and 2005, respectively. The large increase is due to the nature of the debt being convertible and the significant increase in the market value of the Company throughout 2006 when compared to 2005.
Foreign Currency Exchange Rate Risk
     Through our subsidiaries, we operate in a wide variety of jurisdictions, including the Netherlands, United Kingdom, China, Venezuela, Canada, India, Russia, the United Arab Emirates, and other countries. Our financial results may be affected by changes in foreign currency exchange rates. Our consolidated balance sheet at December 31, 2006 reflected approximately $17.2 million of net working capital related to our foreign subsidiaries. A majority of our foreign net working capital is within the Netherlands and United Kingdom. The subsidiaries in those countries receive their income and pay their expenses primarily in Euros and British pounds (GBP), respectively. To the extent that transactions of these subsidiaries are settled in Euros or GBP, a devaluation of these currencies versus the U.S. dollar could reduce the contribution from these subsidiaries to our consolidated results of operations as reported in U.S. dollars. We have not historically hedged the market risk related to fluctuations in foreign currencies.
Item 8. Financial Statements and Supplementary Data
     The financial statements required by this item begin at page F-1 hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     Not applicable.
Item 9A. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
     Our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2006. Based upon that evaluation, our principal executive officer and our principal financial officer believes that our disclosure controls and procedures were effective as of December 31, 2006.
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
     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment concluded that the following three material weaknesses in our internal control over financial reporting that existed as of December 31, 2005 had been fully remediated as of December 31, 2006.
     Revenue Recognition from Multi-Client Seismic Survey Data Licenses. In 2005, a material weakness was identified in the design and operation of our internal controls over monitoring of the timing of revenue recognition of multi-client seismic survey data transactions. Revenues from certain GXT multi-client data transactions in 2004 and the first three quarters of 2005 were recognized by GXT upon the signing of customer letter agreements and delivery of the multi-client data, but prior to the receipt from the customer of a signed final master geophysical data license agreement and accompanying license supplement. As a result, management determined the revenue from these licenses should not have been recognized by GXT until delivery of the data to the customer and receipt from the customer of a signed final master geophysical data license agreement and accompanying license supplement representing the evidence of the final agreement.
     The resultant accounting errors were found to have had a material impact on the timing of recognition of revenues from certain multi-client data license transactions during 2004 and the first three quarters of 2005. As a result of the discovery of this incorrect revenue recognition, we restated, in our Annual Report on Form 10-K for the year ended December 31, 2005, our consolidated financial statements for the year ended December 31, 2004, and restated consolidated financial statements for interim quarterly periods between July 1, 2004 and September 30, 2005. These restatements impacted net revenues, costs of services, marketing and sales expenses, accounts receivable, deferred revenue, accrued expenses, and multi-client data library.
     In response to the material weakness described above, we enhanced our revenue recognition policy to include a detailed checklist describing the evidence to be obtained to show persuasive evidence of an arrangement for multi-client seismic survey data transactions. In addition, we increased the level of management review at GXT to ensure that this enhanced policy is followed and that adequate evidence is obtained for each multi-client seismic survey data transaction. We continue to monitor compliance with our revenue recognition policy and conduct periodic training to develop the knowledge and awareness of our accounting and sales personnel.
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
     In response to the material weakness described above, we terminated the employment of our former Chief Information Officer upon learning of the unauthorized purchases and referred the matter to appropriate law enforcement authorities for prosecution. The individual in question has repaid a portion of the unauthorized payments, and our insurance covered most of the remaining unauthorized payments and a portion of the investigation costs. We have implemented certain controls on the purchasing of computer and electronic equipment, such as requiring additional levels of management approval on such purchases.
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
     During 2006, we hired a new chief financial officer, a treasurer and vice president of tax, an assistant controller, a director of corporate finance, a manager of tax, a manager of treasury, a manager of financial reporting, a manager of internal audit, and a senior financial analyst. As a result, as of December 31, 2006, we had concluded that this material weakness no longer existed. We will continue to assess the adequacy of our accounting structure and organization, both in terms of size and U.S. GAAP expertise.
     Because of our significant efforts expended to remediate the material weaknesses described above, management believes that, as of December 31, 2006, we maintained effective internal control over financial reporting based on the COSO framework criteria.
     Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report appearing on page 38, which expresses an unqualified opinion on management's assessment and on the effectiveness of the Company's internal control over financial reporting as of December 31, 2006.
     (c) Changes in Internal Controls. Other than as described above, there was not any change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     We believe that the actions taken to remediate these weaknesses and the resulting improvement in controls have strengthened our disclosure controls and procedures, as well as our internal control over financial reporting.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Input/Output, Inc.
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Input/Output, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Input/Output, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that Input/Output, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Input/Output, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Input/Output, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the two years in the period ended December 31, 2006 and our report dated March 14, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Houston, Texas
March 14, 2007
Item 9B. Other Information
     Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Reference is made to the information appearing in the definitive proxy statement for our annual meeting of stockholders to be held on May 21, 2007 (the “2007 Proxy Statement”) to be filed with the SEC with respect to Directors, Executive Officers and Corporate Governance, which is incorporated herein by reference and made a part hereof in response to the information required by Item 10.
Item 11. Executive Compensation
Reference is made to the information appearing in the 2007 Proxy Statement to be filed with the SEC with respect to Executive Compensation, which is incorporated herein by reference and made a part hereof in response to the information required by Item 11.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Reference is made to the information appearing in the 2007 Proxy Statement to be filed with the SEC with respect to Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, which is incorporated herein by reference and made a part hereof in response to the information required by Item 12.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Reference is made to the information appearing in the 2007 Proxy Statement to be filed with the SEC with respect to Certain Relationships and Related Transactions and Director Independence, which is incorporated herein by reference and made a part hereof in response to the information required by Item 13.
Item 14. Principal Accounting Fees and Services
Reference is made to the information appearing in the 2007 Proxy Statement to be filed with the SEC with respect to Principal Accountant Fees and Services, which is incorporated herein by reference and made a part hereof in response to the information required by Item 14.
PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a) List of Documents Filed
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
     (2) Financial Statement Schedules
          The following financial statement schedule is listed in the “Index to Consolidated Financial Statements” on page F-1 hereof, and is included as part of this Annual Report on Form 10-K:
     Schedule II — Valuation and Qualifying Accounts
     All other schedules are omitted because they are not applicable or the requested information is shown in the financial statements or noted therein.
     (3) Exhibits

3.1	—	Restated Certificate of Incorporation dated August 31, 1990 filed on March 19, 2001 as Exhibit 3.1 to the Company’s Transition Report on Form 10-K for the seven months ended December 31, 2000 and incorporated herein by reference.

3.2	—	Certificate of Amendment to Restated Certificate of Incorporation dated October 10, 1996, filed on March 12, 2003 as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

3.3	—	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated May 4, 2005, filed on May 6, 2005 as Exhibit 4.4 to the Company’s Amendment No. 2 to its Registration Statement on Form S-3 (Registration No. 333-123632), and incorporated herein by reference.

3.4	—	Amended and Restated Bylaws, filed on March 8, 2002 as Exhibit 4.3 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

4.1	—	Indenture dated as of December 10, 2003, filed on January 27, 2004 as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-112263), and incorporated herein by reference.

4.2	—	Certificate of Rights and Designations of Series D-1 Cumulative Convertible Preferred Stock of Input/Output, Inc., dated February 16, 2005 and filed on February 17, 2005 as Exhibit 3.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference.

**10.1	—	Amended and Restated 1990 Stock Option Plan, filed on June 9, 1999 as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-80299), and incorporated herein by reference.

10.2	—	Office and Industrial/Commercial Lease dated June 2005 by and between Stafford Office Park II, LP as Landlord and Input/Output, Inc. as Tenant, filed on March 31, 2006 as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.

10.3	—	Office and Industrial/Commercial Lease dated June 2005 by and between Stafford Office Park District as Landlord and Input/Output, Inc. as Tenant, filed on March 31, 2006 as Exhibit 10.3 to the Company’s Annual Report on From 10-K for the year ended December 31, 2005, and incorporated herein by reference.

**10.4	—	Input/Output, Inc. Amended and Restated 1996 Non-Employee Director Stock Option Plan, filed on June 9, 1999 as Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-80299), and incorporated herein by reference.

**10.5	—	Employment Agreement dated effective as of May 22, 2006, between Input/Output, Inc. and R. Brian Hanson filed on May 1, 2006 as Exhibit 10.1 to the Company’s Form 8-K, and incorporated herein by reference.

**10.6	—	Input/Output, Inc. Employee Stock Purchase Plan, filed on March 28, 1997 as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (Registration No. 333-24125), and incorporated herein by reference.

**10.7	—	Second Amended and Restated Input/Output, Inc. 2004 Long-Term Incentive Plan filed as Appendix A to the definitive proxy statement for the 2006 Annual Meeting of Stockholders of the Company, as filed on April 12, 2006, and incorporated herein by reference.

10.8	—	Registration Rights Agreement dated as of November 16, 1998, by and among the Company and The Laitram Corporation, filed on March 12, 2004 as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

**10.9	—	Input/Output, Inc. 1998 Restricted Stock Plan dated as of June 1, 1998, filed on June 9, 1999 as Exhibit 4.7 to the Company’s Registration Statement on S-8 (Registration No. 333-80297), and incorporated herein by reference.

**10.10	—	Input/Output Inc. Non-qualified Deferred Compensation Plan, filed on April 1, 2002 as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

**10.11	—	Amendment No. 1 to the Input/Output, Inc. Amended and Restated 1996 Non-Employee Director Stock Option Plan dated September 13, 1999 filed on November 14, 1999 as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999 and incorporated herein by reference.

**10.12	—	Input/Output, Inc. 2000 Restricted Stock Plan, effective as of March 13, 2000, filed on August 17, 2000 as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2000, and incorporated herein by reference.

**10.13	—	Input/Output, Inc. 2000 Long-Term Incentive Plan, filed on November 6, 2000 as Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (Registration No. 333-49382), and incorporated by reference herein.

**10.14	—	Employment Agreement dated effective as of March 31, 2003, by and between the Company and Robert P. Peebler, filed on March 31, 2003, as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference.

**10.15	—	First Amendment to Employment Agreement dated September 6, 2006, between Input/Output, Inc. and Robert P. Peebler, filed on September 7, 2006, as Exhibit 10.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

10.16	—	Second Amendment to Employment Agreement dated February 16, 2007, between Input/Output, Inc. and Robert P. Peebler, filed on February 16, 2007 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

10.17	—	Stock Purchase Agreement dated as of May 10, 2004 by and among the selling shareholders, GX Technology Corporation and the Company, filed on May 10, 2004, as Exhibit 2.1 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-115345), and incorporated herein by reference.

10.18	—	First Amendment to Stock Purchase Agreement dated as of June 11, 2004, by and among the selling shareholders, GX Technology Corporation and the Company, filed on June 15, 2004 as Exhibit 10.2 to the Company’s Current Report on Form 8-K/A (Registration No. 001-12691), and incorporated herein by reference.

**10.19	—	Employment Agreement dated effective as of June 15, 2004, by and between the Company and David L. Roland, filed on August 9, 2004 as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, and incorporated herein by reference.

**10.20	—	Executive Employment Agreement dated as of March 26, 2004, by and between GX Technology Corporation and Michael K. Lambert, filed on August 9, 2004 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, and incorporated herein by reference.

**10.21	—	First Amendment to Executive Employment Agreement dated as of June 14, 2004, by and between GX Technology Corporation and Michael K. Lambert, filed on August 9, 2004 as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, and incorporated herein by reference.

**10.22	—	Second Amendment to Executive Employment Agreement dated as of June 14, 2004, by and between GX Technology Corporation and Michael K. Lambert, filed on August 9, 2004 as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, and incorporated herein by reference.

**10.23	—	GX Technology Corporation Employee Stock Option Plan, filed on August 9, 2004 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, and incorporated herein by reference.

10.24	—	Concept Systems Holdings Limited Share Acquisition Agreement dated February 23, 2004, filed on March 5, 2004 as Exhibit 2.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

10.25	—	Concept Systems Holdings Limited Registration Rights Agreement dated February 23, 2004, filed on March 5, 2004 as Exhibit 4.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

**10.26	—	Form of Employment Inducement Stock Option Agreement for the Input/Output, Inc. — Concept Systems Employment Inducement Stock Option Program, filed on July 27, 2004 as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-117716), and incorporated herein by reference.

10.27	—	Agreement dated as of February 15, 2005, between Input/Output, Inc. and Fletcher International, Ltd., filed on February 17, 2005 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference.

10.28	—	First Amendment to Agreement, dated as of May 6, 2005, between the Company and Fletcher International, Ltd., filed on May 10, 2005 as Exhibit 10.2 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

**10.29	—	Input/Output, Inc. 2003 Stock Option Plan, dated March 27, 2003, filed as Appendix B of the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 30, 2003, and incorporated herein by reference.

**10.30	—	Input/Output, Inc. 2004 Long-Term Incentive Plan, dated May 3, 2004, filed as Appendix B of the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on May 13, 2004, and incorporated herein by reference.

10.31	—	Revolving Credit and Security Agreement dated as of May 24, 2005 by and among Input/Output, Inc. and certain of its subsidiaries, and PNC Bank, National Association, as a Lender and as Agent for the Lenders, filed on May 27, 2005 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

**10.32	—	Input/Output, Inc. 2004 Long-Term Incentive Plan, filed on June 9, 2005 as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (Registration No. 333-125655), and incorporated herein by reference.

**10.33	—	Form of Employment Inducement Stock Option Agreement for the Input/Output, Inc. — GX Technology Corporation Employment Inducement Stock Option Program, filed on April 4, 2005 as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-123831), and incorporated herein by reference.

**10.34	—	Consulting Services Agreement dated as of October 19, 2006, by and between GX Technology Corporation and Michael K. Lambert, filed on October 24, 2006 as Exhibit 10.2 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

**10.35	—	First Amendment to Consulting Services Agreement dated as of January 5, 2007, by and between GX Technology Corporation and Michael K. Lambert, filed on January 8, 2007 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

**10.36	—	Letter agreement dated October 19, 2006, by and between the Company and Michael K. Lambert, filed on October 24, 2006 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

*21.1	—	Subsidiaries of the Company.

*23.1	—	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

*23.2	—	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

*24.1	—	The Power of Attorney is set forth on the signature page hereof.

*31.1	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

*31.2	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

*32.1	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

*32.2	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

*	Filed herewith.

**	Management contract or compensatory plan or arrangement.
     (b) Exhibits required by Item 601 of Regulation S-K.
          Reference is made to subparagraph (a) (3) of this Item 15, which is incorporated herein by reference.
     (c) Not applicable.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Houston, State of Texas, on March 15, 2007.

INPUT/OUTPUT, INC.
By /s/ R. Brian Hanson
R. Brian Hanson
Executive Vice President and Chief Financial Officer

POWER OF ATTORNEY
     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert P. Peebler and David L. Roland and each of them, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and re-substitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all documents relating to the Annual Report on Form 10-K for the year ended December 31, 2006, including any and all amendments and supplements thereto, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacities	Date

/s/ ROBERT P. PEEBLER	President, Chief Executive Officer and Director	March 15, 2007
Robert P. Peebler	(Principal Executive Officer)

/s/ R. BRIAN HANSON	Executive Vice President and Chief Financial Officer	March 15, 2007
R. Brian Hanson	(Principal Financial Officer)

/s/ MICHAEL L. MORRISON	Vice President, Corporate Controller and Chief Accounting	March 15, 2007
Michael L. Morrison	Officer (Principal Accounting Officer)

/s/ JAMES M. LAPEYRE, JR.	Chairman of the Board of Directors and Director	March 15, 2007
James M. Lapeyre, Jr.

/s/ BRUCE S. APPELBAUM	Director	March 15, 2007
Bruce S. Appelbaum

/s/ THEODORE H. ELLIOTT, JR.	Director	March 15, 2007
Theodore H. Elliott, Jr.

/s/ FRANKLIN MYERS	Director	March 15, 2007
Franklin Myers

/s/ S. JAMES NELSON, JR.	Director	March 15, 2007
S. James Nelson, Jr.

/s/ JOHN N. SEITZ	Director	March 15, 2007
John N. Seitz

/s/ SAM K. SMITH	Director	March 15, 2007
Sam K. Smith

INPUT/OUTPUT, INC. AND SUBSIDIARIES
     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Input/Output, Inc.
     We have audited the accompanying consolidated balance sheets of Input/Output, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the two years in the period ended December 31, 2006. Our audits also included the financial statement schedule for each of the two years in the period ended December 31, 2006 listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Input/Output, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
     As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment.”
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Input/Output, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Houston, Texas
March 14, 2007

Report of Independent Registered Public Accounting Firm
     In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the results of Input/Output, Inc. and its subsidiaries’ operations and their cash flows for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2004 listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements, and the financial statement schedule based upon our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Houston, Texas
March 16, 2005, except for the restatement
described in Note 1 to the consolidated
financial statements included in the 2005 Form 10-K
(not presented herein) as to which the date is
March 30, 2006.

INPUT/OUTPUT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$17,056	$15,853
Restricted cash	1,044	1,532
Accounts receivable, net	167,747	120,880
Current portion notes receivable, net	6,299	8,372
Unbilled receivables	28,599	15,070
Inventories	115,520	81,428
Prepaid expenses and other current assets	9,854	10,919

Total current assets	346,119	254,054
Notes receivable	4,968	6,508
Deferred income tax asset	6,197	3,183
Property, plant and equipment, net	38,129	28,997
Multi-client data library, net	33,072	18,996
Investments at cost	4,254	4,000
Goodwill	156,091	154,794
Intangible and other assets, net	66,306	67,329

Total assets	$655,136	$537,861

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$6,566	$4,405
Accounts payable	47,844	31,938
Accrued expenses	50,819	29,867
Accrued multi-client data library royalties	27,197	18,961
Deferred revenue	37,442	11,939
Deferred income tax liability	5,909	3,183

Total current liabilities	175,777	100,293
Long-term debt, net of current maturities	70,974	71,541
Non-current deferred income tax liability	4,142	4,304
Other long-term liabilities	4,588	4,340

Total liabilities	255,481	180,478

Cumulative convertible preferred stock	29,987	29,838
Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value; authorized 200,000,000 shares; outstanding 80,123,486 and 79,764,338 shares at December 31, 2006 and 2005, respectively, net of treasury stock	810	807
Additional paid-in capital	493,605	487,232
Accumulated deficit	(123,095)	(150,007)
Accumulated other comprehensive income (loss)	4,859	(728)
Treasury stock, at cost, 850,428 and 801,558 shares at December 31, 2006 and 2005, respectively	(6,511)	(5,968)
Unamortized restricted stock compensation	—	(3,791)

Total stockholders’ equity	369,668	327,545

Total liabilities and stockholders’ equity	$655,136	$537,861

See accompanying Notes to Consolidated Financial Statements.

INPUT/OUTPUT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)
Product revenues	$354,258	$237,359	$194,978
Service revenues	149,298	125,323	45,663

Total net revenues	503,556	362,682	240,641

Cost of products	257,749	169,688	134,874
Cost of services	91,592	86,619	40,075

Gross profit	154,215	106,375	65,692

Operating expenses (income):
Research and development	32,751	20,266	19,611
Marketing and sales	40,651	33,167	23,491
General and administrative	40,807	28,227	29,748
Loss (gain) on sale of assets	58	99	(3,980)

Total operating expenses	114,267	81,759	68,870

Income (loss) from operations	39,948	24,616	(3,178)
Interest expense	(5,770)	(6,134)	(6,231)
Interest income	2,040	843	1,276
Other income (expense)	(2,161)	820	220

Income (loss) before income taxes and change in accounting principal	34,057	20,145	(7,913)
Income tax expense	5,114	1,366	701

Net income (loss) before change in accounting principal	28,943	18,779	(8,614)
Cumulative effect of change in accounting principle	398	—	—

Net income (loss)	29,341	18,779	(8,614)
Preferred stock dividends and accretion	2,429	1,635	—

Net income (loss) applicable to common shares	$26,912	$17,144	$(8,614)

Basic earnings per share:
Net income (loss) per basic share before change in accounting principle	$0.33	$0.22	$(0.13)
Cumulative effect of change in accounting principal	0.01	—	—

Net income (loss) per basic share	$0.34	$0.22	$(0.13)

Diluted earnings per share:
Net income (loss) per diluted share before change in accounting principle	$0.32	$0.21	$(0.13)
Cumulative effect of change in accounting principal	0.01	—	—

Net income (loss) per diluted share	$0.33	$0.21	$(0.13)

Weighted average number of common shares outstanding:
Basic	79,497	78,600	65,759
Diluted	95,182	79,842	65,759
See accompanying Notes to Consolidated Financial Statements.

INPUT/OUTPUT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2006	2005	2004
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$29,341	$18,779	$(8,614)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle	(398)	—	—
Depreciation and amortization (other than multi-client library)	22,036	23,497	18,345
Amortization of multi-client data library	25,011	10,707	5,870
Stock-based compensation expense related to stock options, nonvested stock, and employee stock purchases	6,121	2,500	925
Reduction of tax reserves	—	(1,441)	—
Deferred income tax	(1,014)	(718)	(521)
Bad debt expense	577	600	6,346
Loss (gain) on disposal of fixed assets	58	99	(3,980)
Change in operating assets and liabilities:
Accounts and notes receivable	(45,243)	(59,489)	(27,849)
Unbilled receivables	(13,529)	(7,762)	1,406
Inventories	(32,697)	7,999	(40,508)
Accounts payable, accrued expenses and accrued royalties	43,235	10,684	20,999
Deferred revenue	25,386	(3,382)	6,535
Other assets and liabilities	(910)	(198)	1,003

Net cash provided by (used in) operating activities	57,974	1,875	(20,043)

Cash flows from investing activities:
Purchase of property, plant and equipment	(13,704)	(5,304)	(5,022)
Investment in multi-client data library	(39,087)	(19,678)	(4,168)
Proceeds from the sale of fixed assets	311	234	4,762
Proceeds from collection of long-term note receivable associated with the sale of a facility	2,000	—	5,800
Non-interest bearing customer (advance) repayment	909	(909)	—
Business acquisitions	—	—	(176,850)
Cash of acquired businesses	—	—	2,193
Disposition of Applied MEMS	—	—	(513)
Increase in or liquidation of investments	(254)	(500)	117
Acquisition of intellectual property rights	—	(1,850)	—

Net cash used in investing activities	(49,825)	(28,007)	(173,681)

Cash flows from financing activities:
Payments on notes payable and long-term debt	(6,940)	(7,144)	(6,341)
Net (repayments) borrowings under revolving line of credit	(3,000)	3,000	—
Net proceeds from preferred stock offering	—	29,762	—
Payment of preferred dividends	(2,280)	(1,635)	—
Return of deposit to secure a letter of credit	—	1,500	—
Purchases of treasury stock	(615)	(272)	(98)
Proceeds from employee stock purchases and exercise of stock options	4,435	2,640	5,482
Net proceeds from issuance of common stock	—	—	150,066

Net cash (used in) provided by financing activities	(8,400)	27,851	149,109

Effect of change in foreign currency exchange rates on cash and cash equivalents	1,454	(801)	43

Net increase (decrease) in cash and cash equivalents	1,203	918	(44,572)
Cash and cash equivalents at beginning of period	15,853	14,935	59,507

Cash and cash equivalents at end of period	$17,056	$15,853	$14,935

See accompanying Notes to Consolidated Financial Statements.

INPUT/OUTPUT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

					Accumulated
					Other		Unamortized
			Additional		Comprehensive		Restricted	Total
	Common Stock		Paid-In	Accumulated	Income	Treasury	Stock	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss)	Stock	Compensation	Equity
	(In thousands, except per share data)
Balance at January 1, 2004	51,390,334	$522	$296,663	$(158,537)	$1,292	$(5,826)	$(350)	$133,764
Comprehensive loss:
Net loss applicable to common shares	—	—	—	(8,614)	—	—	—	(8,614)
Other comprehensive income:
Translation adjustment	—	—	—	—	1,040	—	—	1,040

Total comprehensive loss								(7,574)
Amortization of restricted stock compensation	—	—	—	—	—	—	801	801
Issuance of restricted stock awards	290,500	3	2,770	—	—	—	(2,773)	—
Issuance of restricted stock units	—	—	48	—	—	—	—	48
Cancellation of restricted stock awards	(24,562)	—	(134)	—	—	—	105	(29)
Purchase treasury stock	(16,651)	—	—	—	—	(98)	—	(98)
Exercise of stock options	2,220,674	23	5,138	—	—	—	—	5,161
Modification of stock option awards related to the disposition of Applied MEMS	—	—	795	—	—	—	—	795
Assumption of GXT stock options	—	—	14,637	—	—	—	—	14,637
Issuance of common stock	22,928,700	229	149,837	—	—	—	—	150,066
Issuance of common stock in business acquisition	1,680,000	17	10,746	—	—	—	—	10,763
Issuance of stock for the Employee Stock Purchase Plan (ESPP)	82,615	1	320	—	—	—	—	321
Issuance of treasury stock	10,065	—	25	—	—	80	—	105

Balance at December 31, 2004	78,561,675	795	480,845	(167,151)	2,332	(5,844)	(2,217)	308,760
Comprehensive income:
Net income applicable to common shares	—	—	—	17,144	—	—	—	17,144
Other comprehensive loss:
Translation adjustment	—	—	—	—	(3,060)	—	—	(3,060)

Total comprehensive income								14,084
Amortization of restricted stock compensation	—	—	—	—	—	—	2,410	2,410
Issuance of restricted stock awards	619,000	6	4,531	—	—	—	(4,537)	—
Cancellation of restricted stock awards	(108,416)	(1)	(835)	—	—	—	553	(283)
Purchase treasury stock	(36,071)	—	—	—	—	(272)	—	(272)
Exercise of stock options	571,426	6	1,651	—	—	—	—	1,657
Amortization of restricted stock units	—	—	119	—	—	—	—	119
Vesting of restricted stock units	8,007	—	—	—	—	—	—	—
Amortization of stock options awards	—	—	142	—	—	—	—	142
Issuance of stock for the ESPP	130,200	1	818	—	—	—	—	819
Issuance of treasury stock	18,517		(39)	—	—	148	—	109

Balance at December 31, 2005	79,764,338	807	487,232	(150,007)	(728)	(5,968)	(3,791)	327,545
Comprehensive income:
Net income applicable to common shares	—	—	—	26,912	—	—	—	26,912
Other comprehensive income:
Translation adjustment	—	—	—	—	5,587	—	—	5,587

Total comprehensive income								32,499
Stock-based compensation expense	—	—	6,121	—	—	—	—	6,121
Impact of adoption of SFAS 123R on restricted stock	(743,238)	(7)	(4,182)	—	—	—	3,791	(398)
Purchase treasury stock	(62,883)	(1)	—	—	—	(615)	—	(616)
Exercise of stock options	778,921	8	3,788	—	—	—	—	3,796
Vesting of restricted stock units/awards	263,787	2	(2)	—	—	—	—	—
Issuance of stock for the ESPP	113,582	1	640	—	—	—	—	641
Issuance of treasury stock	8,979	—	8	—	—	72	—	80

Balance at December 31, 2006	80,123,486	$810	$493,605	$(123,095)	$4,859	$(6,511)	$—	$369,668

See accompanying Notes to Consolidated Financial Statements.

INPUT/OUTPUT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Summary of Significant Accounting Policies
     General Description and Principles of Consolidation. Input/Output, Inc. and its wholly owned subsidiaries offer a full suite of related products and services for seismic data acquisition and processing, including products incorporating traditional analog technologies and products incorporating the proprietary VectorSeis, True Digital™ technology. The consolidated financial statements include the accounts of Input/Output, Inc. and its wholly owned subsidiaries (collectively referred to as the “Company” or “I/O”). Inter-company balances and transactions have been eliminated.
     Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are made at discrete points in time based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of judgment and, therefore, cannot be determined with exact precision. Areas involving significant estimates include, but are not limited to, accounts and notes receivable, inventory valuation, sales forecast related to multi-client data libraries, goodwill valuation, deferred taxes, and accrued warranty costs. Actual results could differ from those estimates.
     Cash and Cash Equivalents. The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. At December 31, 2006 and 2005, there were $1.0 million and $1.5 million, respectively, of short-term restricted cash and $6.2 million and $0.9 million, respectively, of long-term restricted cash (included in Intangible and other assets, net), that are used to secure standby and commercial letters of credit.
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
     Notes receivable are generally collateralized by the products sold and bear interest at contractual rates ranging from 0.0% to 7.9% per year. For non-interest bearing notes with a maturity greater than one year, or those notes which the stated rate of interest is considered a below market rate of interest, the Company imputes interest using prevailing market rates at the note’s origination. Cash receipts on impaired notes are applied to reduce the principal amount of such notes until the principal has been recovered and are recognized as interest income thereafter. The Company records interest income on investments in notes receivable on the accrual basis of accounting. The Company does not accrue interest on impaired loans where collection of interest according to the contractual terms is considered doubtful. Among the factors the Company considers in making an evaluation of the collectibility of interest are: (i) the status of the loan; (ii) the fair value of the underlying collateral; (iii) the financial condition of the borrower; and (iv) anticipated future events.
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
     The Company periodically evaluates the net realizable value of long-lived assets, including property, plant and equipment, relying on a number of factors including operating results, business plans, economic projections, and anticipated future cash flows. Impairment in the carrying value of an asset held for use is recognized whenever anticipated future cash flows (undiscounted) from an asset are estimated to be less than its carrying value. The amount of the impairment recognized is the difference between the carrying value of the asset and its fair value. There were no significant impairments to the Company’s property, plant and equipment during the years ended December 31, 2006, 2005, and 2004.
     Multi-Client Data Library. The multi-client data library consists of seismic surveys that are offered for licensing to customers on a non-exclusive basis. The capitalized costs include costs paid to third parties for the acquisition of data and related activities associated with the data creation activity and direct internal processing costs, such as salaries, benefits, computer-related expenses, and other costs incurred for seismic data project design and management. For the years ended December 31, 2006, 2005, and 2004, the Company capitalized, as part of its multi-client data library, $3.1 million, $1.7 million, and $2.0 million, respectively, of direct internal processing costs. At December 31, 2006 and 2005, multi-client data library creation and accumulated amortization consisted of the following:

	December 31,	December 31,
	2006	2005
Gross costs of multi-client data creation	$73,240	$35,573
Less accumulated amortization	(40,168)	(16,577)

Total	$33,072	$18,996

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
     The Company estimates the ultimate revenue expected to be derived from a particular seismic data survey over its estimated useful economic life to determine the costs to amortize, if greater than straight-line amortization. That estimate is made by the Company at the project’s initiation. For a completed multi-client survey, the Company reviews the estimate quarterly. If during any such review, the Company determines that the ultimate revenue for a survey is expected to be more or less than the original estimate of total revenue for such survey, the Company decreases or increases (as the case may be) the amortization rate attributable to the future revenue from such survey. In addition, in connection with such reviews, the Company evaluates the recoverability of the multi-client data library, and, if required under Statement of Financial Accounting Standards (SFAS) 144 “Accounting for the Impairment and Disposal of Long-Lived Assets,” records an impairment charge with respect to such data. There were no significant impairment charges during 2006, 2005, and 2004.
     Computer Software. In February 2004, the Company acquired Concept Systems Holding Limited (Concept Systems). A portion of the purchase price was allocated to software available-for-sale and included within Intangible and other assets, net. The capitalized costs of computer software are charged to costs of sales in the period sold, using the greater of (i) the percentage of actual sales to the total estimated sales multiplied by the total costs of the software or (ii) a straight-line amortization rate equal to the software costs divided by its remaining estimated economic life. At December 31, 2006, the total costs of software were $14.3 million, less accumulated amortization of $5.8 million. Amortization expense was $1.9 million for both the years ended December 31, 2006 and 2005, and $1.6 million for the year ended December 31, 2004.
     Investments. The Company’s investments are accounted for under the cost method. The Company has determined that it is not practicable to estimate the fair value of these investments, as quoted market prices are not available. Therefore, the cost method investments are recorded at cost and reviewed periodically if there are events or changes in circumstances that may have a significant adverse effect on the fair value of the investments. During 2006, 2005, and 2004, there were no events or changes in circumstances that would indicate a significant adverse effect on the fair value of the Company’s investments. The aggregate carrying amount of cost method investments was $4.3 million and $4.0 million at December 31, 2006 and 2005, respectively.
     Financial Instruments. Fair value estimates are made at discrete times based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. The Company believes that the carrying amount of its cash and cash equivalents, accounts and notes receivable, and accounts payable approximate the fair values at those dates. The fair market value of the Company’s notes payable and long-term debt was $193.8 million and $105.0 million at December 31, 2006 and 2005, respectively. The large increase is due to the nature of the debt being convertible and the significant increase in the market value of the Company’s common stock throughout 2006 when compared to 2005.
     Goodwill and Other Intangible Assets. The Company performs an annual impairment test at its fiscal year end for goodwill. For purposes of performing the impairment test for goodwill as required by SFAS 142, “Goodwill and Other Intangible Assets,”, the Company established the following reporting units: Land Imaging Systems, Sensor Geophone, Marine Imaging Systems, Data Management Solutions, and Seismic Imaging Solutions.
     SFAS 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. To determine the fair value of their reporting units, the Company uses a discounted future returns valuation method. The annual impairment assessment performed at December 31, 2006, 2005, and 2004 resulted in no impairment of the Company’s goodwill.
     Intangible assets other than goodwill relate to proprietary technology, patents, trade names, non-compete agreements, customer relationships, and intellectual property rights and are included in Intangible and other assets, net. The Company reviews the carrying values of these intangible assets for impairment if events or changes in the facts and circumstances indicate that their carrying value may not be recoverable. The carrying value of an intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from use of the intangible asset. Any impairment determined is recorded in the current period and is measured by comparing the fair value of the related asset to its carrying value. There were no impairments to the Company’s intangible assets during the years ended December 31, 2006, 2005, and 2004.
     Intangible assets amortized on a straight-line basis are:

Estimated Useful Life
(Years)
Proprietary technology	4-7
Patents	5-20
Trade names	5
Non-compete agreements	2
Intangible assets amortized on an accelerated basis are:

Estimated Economic Life
(Years)
Customer relationships	15
Intellectual property rights	5
     Revenue Recognition and Product Warranty. The Company derives revenue from the sale of (i) acquisition systems and other seismic equipment within its Land Imaging Systems and Marine Imaging Systems segments; (ii) imaging services, multi-client surveys and licenses of “off-the-shelf” data libraries within its Seismic Imaging Solutions segment; and (iii) navigation, survey and quality control software systems within its Data Management Solutions segment.
     For the sales of acquisition systems and other seismic equipment, the Company follows the requirements of Staff Accounting Bulletin No. 104 “Revenue Recognition” and recognizes revenue when (a) evidence of an arrangement exists; (b) the price to the customer is fixed and determinable; (c) collectibility is reasonably assured; and (d) the acquisition system or other seismic equipment is delivered to the customer and risk of ownership has passed to the customer, or, in the limited case where a substantive customer-specified acceptance clause exists in the contract, the later of delivery or when the customer-specified acceptance is obtained.
     Revenues from all imaging and other services are recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, and collectibility is reasonably assured. Revenues from contract services performed on a day-rate basis are recognized as the service is performed.

     Revenues from multi-client surveys are recognized as the seismic data is acquired and/or processed on a proportionate basis as work is performed. Under this method, the Company recognizes revenues based upon quantifiable measures of progress, such as kilometers acquired or days processed. Upon completion of a multi-client seismic survey, the survey data is considered “off-the-shelf” and licenses to the survey data are sold to customers on a non-exclusive basis. The license of a completed multi-client survey is represented by the license of one standard set of data. Revenues on licenses of completed multi-client data surveys are recognized when a signed final master geophysical data license agreement and accompanying supplemental license agreement are returned by the customer, the purchase price for the license is fixed or determinable, delivery or performance has occurred, and no significant uncertainty exists as to the customer’s obligation, willingness or ability to pay. In limited situations, the Company has provided the customer with a right to exchange seismic data for another specific seismic data set. In these limited situations, the Company recognizes revenue at the earlier of the customer exercising its exchange right or the expiration of the customer’s exchange right.
     When separate elements (such as an acquisition system, other seismic equipment and/or imaging services) are contained in a single sales arrangement, or in related arrangements with the same customer, the Company follows the requirements of EITF 00-21 “Accounting for Multiple-Element Revenue Arrangement,” and allocates revenue to each element based upon objectively determined fair value, so long as each such element meets the criteria for treatment as a separate unit of accounting. The Company limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services. The Company generally does not grant return or refund privileges to its customers. When undelivered elements, such as training courses, are inconsequential or perfunctory and not essential to the functionality of the delivered elements, the Company recognizes revenue on the total contract and makes a provision for the costs of the incomplete elements.
     For the sales of navigation, survey and quality control software systems, the Company follows the requirements of SOP 97-2 “Software Revenue Recognition,” because in those systems the software is more than incidental to the arrangement as a whole. Following the requirements of EITF 03-05 “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software,” the Company considers the hardware within these systems to be a software-related item because the software is essential to the hardware’s functionality. As a result, the Company recognizes revenue from sales of navigation, survey and quality control software systems when (a) evidence of an arrangement exists; (b) the price to the customer is fixed and determinable; (c) collectibility is reasonably assured; and (d) the software and software-related hardware is delivered to the customer and risk of ownership has passed to the customer, or, in the limited case where a substantive customer-specified acceptance clause exists in the contract, the later of delivery or when the customer-specified acceptance is obtained. These arrangements generally include the Company providing related services, such as training courses, engineering services and annual software maintenance. The Company allocates revenue to each element of the arrangement based upon vendor-specific objective evidence of fair value of the element or, if vendor-specific objective evidence is not available for the delivered element, the Company applies the residual method.
     The Company generally warrants that its manufactured equipment will be free from defects in workmanship, material and parts. Warranty periods generally range from 90 days to three years from the date of original purchase, depending on the product. The Company provides for estimated warranty as a charge to costs of sales at the time of sale.
     Research and Development. Research and development costs primarily relate to activities that are designed to improve the quality of the subsurface image and overall acquisition economics of the Company’s customers. The costs associated with these activities are expensed as incurred. These costs include prototype material and field testing expenses, along with the related salaries and stock-based compensation, facility costs, consulting fees, tools and equipment usage, and other miscellaneous expenses associated with these activities.
     Income Taxes. Income taxes are accounted for under the liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry-forwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company reserves for substantially all net deferred tax assets and will continue to reserve for substantially all net deferred tax assets until there is sufficient evidence to warrant reversal (see Note 15 of Notes to Consolidated Financial Statements). The Company’s net non-current deferred tax liability relates primarily to the difference in the carrying amount and the tax bases of the acquired intangible assets of Concept Systems. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Comprehensive Net Income (Loss). Comprehensive net income (loss), consisting of net income (loss) and foreign currency translation adjustments, is presented in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss). The balance in Accumulated Other Comprehensive Income (Loss) consists of foreign currency translation adjustments.
     Net Income (Loss) per Common Share. Basic net income (loss) per common share is computed by dividing net income (loss) applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted net income per common share is determined based on the assumption that dilutive restricted stock and restricted stock unit awards have vested and outstanding dilutive stock options have been exercised and the aggregate proceeds were used to reacquire common stock using the average price of such common stock for the period. The total number of shares issuable under anti-dilutive options at December 31, 2006, 2005, and 2004 were 3,734,050, 3,242,050, and 7,313,600. The Company has outstanding $60.0 million of convertible senior notes, for which 13,888,890 common shares may be acquired upon their full conversion. The convertible notes were dilutive for the year ended December 31, 2006. For the years ended December 31, 2005 and 2004, the convertible notes were anti-dilutive and have been excluded from the diluted net income per common share for those periods. In February 2005, the Company issued the Series D-1 Preferred Stock, which may be converted, at the holder’s election, into 3,812,428 total common shares. The Series D-1 Preferred Stock was anti-dilutive for all periods outstanding and has been excluded from the diluted net income per common share for the years ended December 31, 2006 and 2005.
     The following table summarizes the calculation of the weighted average number of common shares and weighted average number of diluted common shares outstanding for purposes of the computation of basic net income (loss) per common share and diluted net income (loss) per common share (in thousands, except share and per share amounts):

	Years Ended December 31,
	2006	2005	2004
Net income (loss) applicable to common shares	$26,912	$17,144	$(8,614)
Income impact of assumed convertible debt conversion	4,027	—	—

Net income (loss) after impact of assumed convertible debt conversion	$30,939	$17,144	$(8,614)

Weighted average number of common shares outstanding	79,497	78,600	65,759
Effect of dilutive stock awards	1,796	1,242	—
Effect of convertible debt conversion	13,889	—	—

Weighted average number of diluted common shares outstanding	95,182	79,842	65,759

Net income (loss) per basic share before change in accounting principle	$0.33	$0.22	$(0.13)
Cumulative effect of change in accounting principle	0.01	—	—

Net income (loss) per basic share	$0.34	$0.22	$(0.13)

Net income (loss) per diluted share before change in accounting principle	$0.32	$0.21	$(0.13)
Cumulative effect of change in accounting principle	0.01	—	—

Net income (loss) per diluted share	$0.33	$0.21	$(0.13)

     Foreign Currency Gains and Losses. Assets and liabilities of the Company’s subsidiaries operating outside the United States which account in a functional currency other than U.S. dollars have been translated to U.S. dollars using the exchange rate in effect at the balance sheet date. Results of foreign operations have been translated using the average exchange rate during the periods of operation. Resulting translation adjustments have been recorded as a component of Accumulated Other Comprehensive Income (Loss) in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss). Foreign currency transaction gains and losses are included in the Consolidated Statements of Operations as they occur. Total foreign currency transaction losses were $(2.3) million, $(0.2) million, and $(0.1) million, for the years ended December 31, 2006, 2005, and 2004, respectively.
     Concentration of Credit and Foreign Sales Risks. For the years ended December 31, 2006, 2005, and 2004, approximately 8%, 9% and 15%, respectively, or $38.4 million, $30.9 million, and $36.2 million, respectively, of the Company’s consolidated net revenues were attributable to primarily land product sales to one customer headquartered in China. Approximately $7.9 million, or 5%, of the Company’s total accounts receivable at December 31, 2006 related to this same customer. For the years December 31, 2006, 2005, and 2004, approximately 8%, 2%, and 7%, respectively, or $39.6 million, $7.5 million, and $17.7 million, respectively, of the Company’s consolidated net revenues, were attributable to marine product sales to a single customer. At December 31, 2006 and 2005, $12.9 million, or 8%, and $6.9 million, or 6%, respectively, of the Company’s total accounts receivable and $7.2 million and

$10.2 million, respectively, of the Company’s total notes receivable, related to this same customer. The loss of these customers or a deterioration in the Company’s relationship with either customer could have a material adverse effect on the Company’s results of operations and financial condition.
     For the twelve months ended December 31, 2006, the Company recognized $119.4 million of sales to customers in Europe, $86.2 million of sales to customers in Asia Pacific, $31.3 million of sales to customers in Africa, $51.8 million of sales to customers in the Middle East, $15.3 million of sales to customers in Latin American countries, and $37.3 million of sales to customers in the Commonwealth of Independent States, or former Soviet Union (CIS). The majority of the Company’s foreign sales are denominated in U.S. dollars. In recent years, the CIS and certain Latin American countries have experienced economic problems and uncertainties. To the extent that world events or economic conditions negatively affect the Company’s future sales to customers in these and other regions of the world or the collectibility of the Company’s existing receivables, the Company’s future results of operations, liquidity, and financial condition may be adversely affected.
     Stock-Based Compensation — On January 1, 2006, the Company adopted SFAS 123 (revised 2004), “Share-Based Payment” (SFAS 123R), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the Company’s consolidated statement of operations. Prior to the adoptions of SFAS 123R, the Company used the intrinsic value method as prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.”
     The Company adopted SFAS 123R using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The consolidated financial statements for the year ended December 31, 2006 reflect the impact of adopting SFAS 123R. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect and do not include, the impact of SFAS 123R. See Note 13 “Stockholders’ Equity and Stock-Based Compensation” for further details.
     Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the year ended December 31, 2006 includes the compensation expense for stock-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123 (issued 12/02)” (SFAS 148), and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with SFAS 123R. As stock-based compensation expense recognized in the consolidated statement of operations for the year ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.
     SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. When estimating forfeitures, the Company considers voluntary termination experience as well as trends of actual forfeitures. In the pro forma information required under SFAS 148 for the periods prior to 2006, the Company accounted for forfeitures as they occurred. Also, prior to adoption to SFAS 123R, the Company accounted for forfeitures of its restricted stock and restricted stock units as the forfeitures occurred. The Company has estimated forfeitures on its unvested restricted stock and restricted stock units outstanding as of January 1, 2006, and recorded a $0.4 million cumulative effect of a change in accounting principle to reflect the compensation cost that would not have been recognized in prior periods had forfeitures been estimated during these periods.
     Effective January 1, 2006, the Company recognizes stock-based compensation on the straight-line basis over the service period of each award (generally the award’s vesting period). The Company had recognized compensation expense in its pro forma disclosures under SFAS 123R on the straight-line basis related to its stock options. Prior to the adoption of SFAS 123R, the Company recognized compensation expense related to its restricted stock and restricted stock unit awards using the accelerated method of amortization and will continue to apply the accelerated method to all outstanding restricted stock and restricted stock unit awards granted prior to January 1, 2006.
     Recent Accounting Pronouncements. In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109). FIN 48 clarifies the application of SFAS 109 by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. Additionally, FIN 48 provides guidance on the measurement, derecognition, classification, and disclosure of tax positions, along with accounting for the related interest and penalties. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to beginning retained earnings. The adoption of FIN 48 is not expected to have a significant impact on the Company’s financial position, results of operations, and cash flows.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, of this statement.
     Reclassifications. Certain amounts previously reported in the consolidated financial statements have been reclassified to conform to the current year presentation. These include net revenues and cost of sales being presented to reflect the total of product and service revenues and their related costs. The net revenues and cost of sales for the years ended December 31, 2005 and 2004 and other certain amounts previously reported have been reclassified to conform to current year presentation.
(2) Acquisitions
     In June 2004, the Company purchased all the capital stock of GX Technology Corporation (GXT), headquartered in Houston, Texas. GXT is a leading provider of seismic imaging technology, data processing, and subsurface imaging services to oil and gas companies. The purchase price was approximately $152.5 million, consisting of $137.9 million in cash, including acquisition costs, and the assumption of GXT indebtedness and GXT stock options, which, effective upon the acquisition date, became fully vested stock options to purchase up to 2,916,590 shares of I/O common stock, at a weighted average exercise price of $1.98 per share. These assumed options had an approximate fair value of $14.6 million. The Company acquired GXT as part of its strategy to expand the range of offerings it can provide to its customers. As a result of the acquisition, the combined company is better positioned to offer a range of seismic imaging solutions that integrate both seismic acquisition equipment and seismic imaging and data processing services.
     In February 2004, the Company purchased all the share capital of Concept Systems. Concept Systems, based in Edinburgh, Scotland, is a provider of software, systems and services for towed streamer, and seabed and land seismic operations. The purchase price was approximately $49.8 million, consisting of $39.0 million in cash, including acquisition costs, and 1,680,000 shares of the Company’s common stock, valued at $10.8 million. The Company acquired Concept Systems as part of its strategy to develop solutions that integrate complex data streams from multiple seismic sub-systems, including source, source control, positioning, and recording in all environments, including land, towed streamer, and seabed acquisition.
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

     The intangible assets of GXT relate to customer relationships, proprietary technology, non-compete agreements, and its trade name, which are being amortized over their estimated useful and economic lives ranging from two to 15 years. The intangible assets of Concept Systems relate to computer software, customer relationships, and its trade name, which are being amortized over their estimated useful and economic lives ranging from five to 15 years. See further discussion of goodwill and intangible assets at Notes 8 and 9 of Notes to Consolidated Financial Statements.
     The following summarized unaudited pro forma consolidated income statement information for the year ended December 31, 2004, assumes that the GXT and Concept Systems acquisitions had occurred as of the beginning of the period presented. The Company has prepared these unaudited pro forma financial results for comparative purposes only. These unaudited pro forma financial results may not be indicative of the results that would have occurred if the Company had completed the acquisitions as of the beginning of the period presented or the results that will be attained in the future.

Year Ended
December 31, 2004
Net revenues	$274,704
Loss from operations	$(5,208)
Net loss applicable to common shares	$(12,659)
Basic and diluted net loss per common share	$(0.16)
(3) Accounts and Notes Receivable
     A summary of accounts receivable is as follows (in thousands):

	December 31,	December 31,
	2006	2005
Accounts receivable, principally trade	$170,548	$123,961
Less allowance for doubtful accounts	(2,801)	(3,081)

Accounts receivable, net	$167,747	$120,880

     Notes receivable are generally collateralized by the products sold, bear interest at contractual rates ranging from 0.0% to 7.9% per year, and are due at various dates through 2008. For non-interest bearing notes with a maturity greater than one year, or those notes for which the stated rate of interest is considered a below market rate of interest, the Company imputes interest using prevailing market rates at the notes origination. The weighted average effective interest rate at December 31, 2006 was 6.7%. A summary of notes receivable, accrued interest, and allowance for doubtful notes is as follows (in thousands):

	December 31,	December 31,
	2006	2005
Notes receivable and accrued interest	$15,797	$19,410
Less allowance for doubtful notes	(4,530)	(4,530)

Notes receivable, net	11,267	14,880
Less current portion notes receivable, net	6,299	8,372

Long-term notes receivable	$4,968	$6,508

     The activity in the allowance for doubtful notes receivable is as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Balance at beginning of period	$4,530	$5,893	$2,613
Additions charged to bad debt expense	—	—	4,730
Recoveries reducing bad debt expense	—	(50)	(1,450)
Write-offs charged against the allowance	—	(1,313)	—

Balance at end of period	$4,530	$4,530	$5,893

(4) Inventories
     A summary of inventories is as follows (in thousands):

	December 31,	December 31,
	2006	2005
Raw materials and subassemblies	$52,628	$45,946
Work-in-process	13,324	9,047
Finished goods	59,448	37,031
Reserve for excess and obsolete inventories	(9,880)	(10,596)

Total	$115,520	$81,428

     The Company provides for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and its estimated market value based upon assumptions about future demand for the Company’s products and market conditions. For the years ended December 31, 2006, 2005, and 2004, the Company recorded inventory obsolescence and excess inventory charges of approximately $1.5 million, $1.0 million, and $0.7 million, respectively. The reduction in reserves in the current year was due to reserved inventory which was either sold or scrapped.
     The Company has increased its use of contract manufacturers as an alternative to in-house manufacturing. Under some of the Company’s outsourcing arrangements, its manufacturing outsourcers first utilize the Company’s on-hand inventory, then directly purchase inventory at agreed-upon quantities and lead times in order to meet the Company’s scheduled deliveries. If demand proves to be less than the Company originally forecasted (therefore allowing the Company to cancel its committed purchase orders with its manufacturing outsourcer), its outsourcers generally have the right to require the Company to purchase inventory which they had purchased on the Company’s behalf.
(5) Supplemental Cash Flow Information and Non-Cash Activity
     Supplemental disclosure of cash flow information is as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Net cash paid during the period for:
Interest	$2,047	$5,510	$5,394
Income taxes	5,314	1,814	1,825
     In June 2005, the owner of the Company’s facilities located in Stafford, Texas, sold the facilities to two unrelated parties. See further discussion of certain effects of this transaction on the Company at Note 11 of Notes to Consolidated Financial Statements.
     In 2006 and 2005, the Company purchased $9.8 million and $4.1 million, respectively, of computer equipment, which were financed through capital leases. Also, in 2005, the Company transferred $3.6 million of inventory at cost, to property, plant, and equipment.
(6) Property, Plant and Equipment
     A summary of property, plant and equipment is as follows (in thousands):

	December 31,	December 31,
	2006	2005
Land	$34	$51
Buildings	11,134	10,481
Machinery and equipment	78,808	60,595
Leased equipment	6,912	10,218
Other	4,737	2,909

	101,625	84,254
Less accumulated depreciation	(63,496)	(55,257)

Property, plant and equipment, net	$38,129	$28,997

     Total depreciation expense for the years ended December 31, 2006, 2005, and 2004 was $13.4 million, $15.2 million, and $12.9 million, respectively. At December 31, 2006, a building of $6.7 million at cost, less accumulated depreciation of $3.7 million, is recorded pursuant to a ten-year non-cancelable lease agreement (see Note 11 of Notes to Consolidated Financial Statements) and is being depreciated over its useful life.
(7) Cost Method Investments
     In December 2004, the Company sold all of the capital stock of Applied MEMS, a wholly-owned subsidiary, to Colibrys Ltd. (Colibrys), a privately-held firm based in Switzerland. Colibrys manufactures micro-electro-mechanical-systems (MEMS)

accelerometers used in the Company’s VectorSeis digital, full-wave seismic sensors, as well as products for applications that include test and measurement, earthquake and structural monitoring, and defense. In exchange for the stock of Applied MEMS, the Company received shares of Colibrys equal to approximately 10% of the outstanding equity of Colibrys (valued at $3.5 million), and the right to designate one member of the board of directors of Colibrys. The investment is accounted for under the cost method.
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
(8) Goodwill
     The following is a summary of the changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005:

	Land	Marine	Data	Seismic
	Imaging	Imaging	Management	Imaging
	Systems	Systems	Solutions	Solutions	Total
Balance at January 1, 2005	$3,478	$26,984	$30,775	$91,721	$152,958
Purchase price adjustments	—	—	(96)	1,932	1,836

Balance at December 31, 2005	3,478	26,984	30,679	93,653	154,794
Impact of foreign currency translation adjustments	—	—	1,297	—	1,297

Balance at December 31, 2006	$3,478	$26,984	$31,976	$93,653	$156,091

(9) Intangible Assets
     A summary of intangible assets, net, is as follows (in thousands):

	As of December 31, 2006			As of December 31, 2005
	Gross	Accumulated		Gross	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Proprietary technology	$14,242	$(5,899)	$8,343	$14,242	$(3,860)	$10,382
Patents	3,689	(2,276)	1,413	3,789	(2,146)	1,643
Intellectual property rights	3,050	(375)	2,675	1,850	(60)	1,790
Customer relationships	42,053	(7,469)	34,584	41,208	(4,202)	37,006
Non-compete agreements	700	(700)	—	700	(540)	160
Trade names	4,161	(2,140)	2,021	4,096	(1,285)	2,811

Total	$67,895	$(18,859)	$49,036	$65,885	$(12,093)	$53,792

     Total amortization expenses for intangible assets for the years ended December 31, 2006, 2005, and 2004 was $6.7 million, $6.4 million, and $3.9 million, respectively. A summary of the estimated amortization expense for the next five years is as follows (in thousands):

Years Ended December 31,
2007	$8,507
2008	$8,019
2009	$6,485
2010	$5,848
2011	$6,617

(10) Accrued Expenses
     A summary of accrued expenses is as follows (in thousands):

	December 31,	December 31,
	2006	2005
Compensation, including compensation-related taxes and commissions	$24,084	$11,686
Product warranty	6,255	3,896
Accrued taxes (primarily income taxes)	5,798	4,129
Accrued multi-client data library acquisition costs	5,378	2,944
Other	9,304	7,212

Total accrued expenses	$50,819	$29,867

     The Company generally warrants that all manufactured equipment will be free from defects in workmanship, materials, and parts. Warranty periods generally range from 90 days to three years from the date of original purchase, depending on the product. The Company provides for estimated warranty as a charge to cost of sales at time of sale, which is when estimated future expenditures associated with such contingencies become probable and reasonably estimated. However, new information may become available, or circumstances (such as applicable laws and regulations) may change, thereby resulting in an increase or decrease in the amount required to be accrued for such matters (and therefore a decrease or increase in reported net income in the period of such change). A summary of warranty activity is as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Balance at beginning of period	$3,896	$3,832	$3,433
Accruals for warranties issued during the period	6,784	5,317	4,606
Settlements made (in cash or in kind) during the period	(4,425)	(5,253)	(4,207)

Balance at end of period	$6,255	$3,896	$3,832

(11) Notes Payable, Long-term Debt and Lease Obligations
     A summary of the Company’s notes payable, long term debt, and lease obligations as of December 31, 2006 and 2005, are as follows (in thousands):

	December 31,	December 31,
Obligations	2006	2005
$25.0 million revolving line of credit	$—	$3,000
Facility lease obligation	5,276	5,521
$60.0 million convertible senior notes	60,000	60,000
Equipment capital leases	11,069	6,354
Other notes payable	1,195	1,071

Total	$77,540	$75,946

     Revolving Line of Credit. In May 2005, the Company obtained a $25.0 million revolving line of credit with a maturity date of May 24, 2008. There was no outstanding balance of indebtedness under this credit facility at December 31, 2006. The Company can elect to apply either the lender’s Base Rate (as defined in the agreement) or the three month LIBOR rate plus 2.25% to 2.75% (depending on the Company’s Fixed Charge Coverage Ratio, as defined in the agreement) as interest on outstanding borrowings under the revolving line of credit. Had the Company drawn on the facility, the annual interest rate in effect at December 31, 2006 would have been 8.25%. The Company is obligated to pay a commitment fee of 0.25% per annum on the unused portion of the revolving credit facility. In addition, the Company can issue letters of credit totaling up to $5 million under this facility, which, if issued, reduces the Company’s borrowing availability under this revolving line of credit.
     A portion of the Company’s assets is pledged as collateral for outstanding borrowings under this revolving line of credit. Total borrowings are subject to a borrowing base limitation based on a percentage of eligible accounts receivable and inventories. As of December 31, 2006, the borrowing base calculation permitted total borrowings of $25.0 million, which all remained available. The credit agreement prohibits the Company from paying common stock dividends and limits certain capital expenditures, incurring additional debt, selling significant assets, acquiring other businesses, and merging with other entities without the consent of the lenders. The credit agreement requires compliance with certain financial and non-financial covenants, including quarterly requirements related to a Fixed Charge Coverage Ratio (not less than 1.25 to 1), as defined in the agreement. Except for the limits on certain 2006 capital expenditures (which limits were waived by the lender), the Company was in compliance with all of the covenants under the credit agreement at December 31, 2006.
     The credit agreement includes a contingent lockbox arrangement, which is triggered upon an event of default or if the Company’s availability under the revolving line of credit falls below $5.0 million. If triggered, all available funds would be used to pay down the outstanding principal balance under the revolving line of credit. The Company currently classifies the outstanding balance, if any, under the revolving line of credit as long-term; however, if the contingent lockbox is triggered, the Company would be required to reflect its outstanding borrowings, if any, under this revolving line of credit as short-term.

     Facility Lease Obligation. In 2001, the Company sold its facilities, located in Stafford, Texas, for $21.0 million. Simultaneously with the sale, the Company entered into a non-cancelable twelve-year lease with the purchaser of the property. Because the Company retained a continuing involvement in the property that precluded sale-leaseback treatment for financial accounting purposes, the sale-leaseback transaction was accounted for as a financing transaction, and the Company recorded a lease obligation of $21.0 million using an implicit interest rate of 9.1% per annum.
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
     Because the Company subleases more than a minor portion of the property under the Lease Obligation, the Company recorded the commitment as a $5.5 million lease obligation at an implicit interest rate of 11.7% per annum. The Operating Lease qualified as a sale-leaseback for financial reporting purposes; as a result, in June 2005, $11.8 million under the related lease obligations and $8.1 million of long-term assets (primarily fixed assets) were treated as a sale, with the Company recording a deferred gain of $3.7 million. The deferred gain is being recognized on a straight-line basis over the twelve-year lease term.
     Convertible Senior Notes. In December 2003, the Company issued $60.0 million of convertible senior notes, which mature on December 15, 2008. The notes bear interest at an annual rate of 5.5%, payable semi-annually. The notes, which are not redeemable prior to their maturity, are convertible into the Company’s common stock at an initial conversion rate of 231.4815 shares per $1,000 principal amount of notes (a conversion price of $4.32 per share), which represents 13,888,890 total common shares. The Company paid $3.5 million in underwriting and professional fees, which have been recorded as deferred financing costs and are being amortized over the term of the notes.
     Equipment Capital Leases. The Company has entered into a series of equipment loans that are due in installments for the purpose of financing the purchase of computer equipment, in the form of capital leases expiring in various years through 2009. Interest charged under these loans range from 3.5% to 11.7% and the leases are collateralized by liens on the computer equipment. The assets and liabilities under these capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are amortized over the lesser of their related lease terms or their estimated productive lives and such charges are reflected within depreciation expense.
     A summary of future principal obligations under the notes payable, long-term debt, and equipment capital lease obligations are as follows (in thousands):

	Notes Payable and	Capital Lease
Years Ended December 31,	Long-Term Debt	Obligations
2007	$1,458	$5,696
2008	60,381	4,623
2009	455	1,644
2010	521	—
2011	610	—
2012 and thereafter	3,046	—

Total	$66,471	11,963

Imputed interest		(894)

Net present value of equipment capital lease obligations		11,069
Current portion of equipment capital lease obligations		5,108

Long-term portion of equipment capital lease obligations		$5,961

(12) Cumulative Convertible Preferred Stock
     In February 2005, the Company issued 30,000 shares of a newly designated Series D-1 Cumulative Convertible Preferred Stock (Series D-1 Preferred Stock) in a privately-negotiated transaction, at a purchase price of $1,000 per share, for an aggregate of $29.8 million in net proceeds. Dividends, which are contractually obligated to be paid quarterly, may be paid, at the option of the Company, either in cash or by the issuance of the Company’s common stock. Dividends are paid at a rate equal to the greater of (i) five percent per annum or (ii) the three month LIBOR rate on the last day of the immediately preceding calendar quarter plus two and one-half percent per annum. The dividend rate for the Series D-1 Preferred Stock was 7.87% at December 31, 2006.
     The Series D-1 Preferred Stock may be converted, at the holder’s election, into 3,812,428 shares of the Company’s common stock, subject to adjustment, at an initial conversion price of $7.869 per share, also subject to adjustment in certain events. Also, commencing on February 17, 2007, or sooner if the 20-day average market price of the Company’s common stock is less than $4.45 (the Minimum Price) on any date after August 12, 2005, if the Company fails to pay dividends, or a change of control is announced, the holder has the right to redeem all or part of the Series D-1 Preferred Stock. The Company may satisfy its redemption obligations either in cash or by the issuance of the Company’s common stock, calculated based upon the prevailing market price, but not less than $4.45 per share, of the Company’s common stock at the time of redemption. However, if the 20-day average price of the Company’s common stock is less than the Minimum Price during that time, the Company may satisfy its redemption obligation by resetting the conversion price to the Minimum Price, and thereafter, all dividends must be paid in cash. In the event the Company cannot deliver registered shares upon a redemption and to the extent the Company cannot deliver cash, the dividend rate will increase to 15%. Also, if the Company falls out of registration, the Company will pay an additional dividend equal to 1/15% multiplied by the number of days (equates to 2% per month) an effective registration is not available.
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
(13) Stockholders’ Equity and Stock-Based Compensation
     Stockholders Rights Plan
     In January 1997, the Company’s Board of Directors adopted a stockholders’ rights plan. The stockholders’ rights plan was adopted to give the Company’s Board increased power to negotiate in the Company’s best interests and to discourage appropriation of control of the Company at a price that was unfair to its stockholders. The stockholders’ rights plan involved the distribution of one preferred share purchase “right” as a dividend on each outstanding share of the Company’s common stock to all holders of record on January 27, 1997. Each right will entitle the holder to purchase one one-thousandth of a share of the Company’s Series A Preferred Stock at a purchase price of $200 per one one-thousandth of a share of Series A Preferred Stock, subject to adjustment. The rights traded in tandem with the Company’s common stock until, and would become exercisable following, the occurrence of certain triggering events. The Board retained the right to discontinue the stockholders’ rights plan through the redemption of all rights or to amend the stockholders’ rights plan in any respect prior to the Company’s announcement of the occurrence of any such triggering event, including the acquisition of 20% or more of the Company’s voting stock by an acquirer. The stockholders rights plan and the rights expired in accordance with the terms of the plan on January 29, 2007. The Board determined not to renew the stockholders’ rights plan.
     Treasury Stock
     In October 2001, the Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of common stock in the open market and privately negotiated transactions at such prices and at such times as management deems appropriate. As of December 31, 2006, the Company had repurchased 932,860 shares of common stock at an average price of $7.70 per share under this repurchase program. At December 31, 2006, the Company owned 850,428 shares of treasury stock.
     Stock Option Plans
     The Company has adopted stock option plans for eligible employees, directors, and consultants, which provide for the granting of options to purchase shares of common stock. As of December 31, 2006, there were 6,824,648 shares issued or committed for issuance under outstanding options under the Company’s stock option plans, and 696,286 shares available for future grant and issuance, of which, all may also be issued as other stock-based awards such as restricted stock or restricted stock units. As part of the acquisitions, the Company issued to certain GXT and Concept Systems key employees inducement options to purchase up to 434,000 and 365,000 shares, respectively, of its common stock and assumed GXT stock options which represent fully vested stock options to purchase up to 2,916,590 shares of I/O common stock.
     On March 14, 2006, the Company’s Board of Directors approved, and on May 17, 2006, the stockholders of the Company approved, the amendment and restatement of such plan as previously in effect, principally to (i) increase by 1,700,000 the total number of shares of common stock of the Company available for issuance under such plan, and (ii) add provisions allowing equity compensation awards to non-employee directors to replace the Company’s Amended and Restated 1996 Non-Employee Director Stock Option Plan, which expired by its terms in July 2006.
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
     The vesting schedule for option grants to directors is determined based upon the years of service. The maximum vesting period is equal annual installments over a three-year period beginning on the anniversary of the date of grant. The options have a term of ten years.
     Transactions under the stock option plans are summarized as follows:

	Option Price			Available
	per Share	Outstanding	Vested	for Grant
January 1, 2004	$3.30-$30.00	5,588,832	2,469,595	353,358
Increase in shares authorized	—	—	—	1,000,000
Granted	4.51-10.81	1,025,000	—	(1,025,000)
Vested	—	—	1,087,998	—
Exercised	.01-9.38	(2,220,674)	(2,220,674)	—
Canceled/forfeited	.83-30.00	(795,148)	(615,898)	268,725
Restricted stock and units granted out of option plans	—	—	—	(289,500)
Issuance of inducement stock options	6.42-7.09	799,000	—	—
Assumption of GXT stock options	.01-4.99	2,916,590	2,916,590	—

December 31, 2004	1.73-30.00	7,313,600	3,637,611	307,583
Increase in shares authorized	—	—	—	1,600,000
Granted	5.94-8.32	1,155,500	—	(1,155,500)
Vested	—	—	1,320,345	—
Exercised	1.73-8.32	(599,648)	(599,648)	—
Canceled/forfeited	3.30-21.75	(877,325)	(219,850)	325,499
Restricted stock and units granted out of option plans	—	—	—	(603,000)
Issuance of inducement stock options	6.49	55,000	—	—

December 31, 2005	1.73-30.00	7,047,127	4,138,458	474,582
Increase in shares authorized	—	—	—	1,700,000
Granted	7.84-10.89	1,333,500	—	(1,333,500)
Vested	—	—	1,269,726	—
Exercised	1.73-11.10	(778,921)	(778,921)	—
Cancelled/forfeited	1.73-29.63	(777,058)	(293,676)	457,704
Restricted stock granted out of option plans	—	—	—	(602,500)

December 31, 2006	$1.73-$30.00	6,824,648	4,335,587	696,286

     Stock options outstanding at December 31, 2006 are summarized as follows:

		Weighted
		Average Exercise	Weighted		Weighted
		Price of	Average		Average Exercise
		Outstanding	Remaining		Price of Vested
Option Price per Share	Outstanding	Options	Contract Life	Vested	Options
$ 1.73 —$3.93	600,752	$2.66	4.6	519,093	$2.55
3.94 — 7.85	3,666,596	$6.38	6.5	2,642,360	$6.15
7.86 — 11.78	2,357,000	$9.92	7.8	973,834	$9.90
11.79 — 15.70	8,400	$12.54	3.9	8,400	$12.55

		Weighted
		Average Exercise	Weighted		Weighted
		Price of	Average		Average Exercise
		Outstanding	Remaining		Price of Vested
Option Price per Share	Outstanding	Options	Contract Life	Vested	Options
15.71 — 19.63	13,400	$18.21	0.6	13,400	$18.21
19.64 — 23.55	157,300	$21.75	1.0	157,300	$21.75
23.56 — 27.48	11,000	$24.63	1.1	11,000	$24.63
27.48 — 30.00	10,200	$30.00	0.8	10,200	$30.00

Totals	6,824,648	$7.72	6.6	4,335,587	$7.28

     Additional information related to the Company’s stock options is as follows:

				Weighted Average
			Weighted Average	Remaining	Aggregate
		Weighted Average	Grant Date Fair	Contractual Life in	Intrinsic
	Number of Shares	Exercise Price	Value	Years	Value (000’s)
Total outstanding at January 1, 2006	7,047,127	$7.41		6.3
Options granted	1,333,500	$9.90	$4.51
Options exercised	(778,921)	$4.97
Options cancelled	(293,676)	$17.22
Options forfeited	(483,382)	$7.44

Total outstanding at December 31, 2006	6,824,648	$7.72		6.6	$40,321

Options exercisable and vested at December 31, 2006	4,335,587	$7.28		5.4	$27,542

     The total intrinsic value of options exercised during the twelve months ended December 31, 2006, 2005, and 2004 was $6.5 million, $2.3 million, and $14.3 million, respectively. Cash received from option exercises under all share-based payment arrangements for the twelve months ended December 31, 2006 was approximately $4.4 million. The weighted average grant date fair value for stock options awards granted during the twelve months ended December 31, 2006, 2005, and 2004 was $4.51, $4.00, and $4.55 per share, respectively.
     Restricted Stock and Restricted Stock Unit Plans
     The Company has adopted restricted stock plans which provide for the award of up to 300,000 shares of common stock to key officers and employees. In addition, the Company has issued restricted stock and restricted stock units under the Company’s 2004 Long-Term Incentive Plan, 2000 Restricted Stock Plan, 1998 Restricted Stock Plan and other applicable plans. The plans provides for the award of stock options, share appreciation rights, deferred shares, restricted stock and restricted stock units. Restricted stock units are awards that obligate the Company to issue a specific number of shares of common stock in the future if continued service vesting requirements are met. Non-forfeitable ownership of the common stock will vest over a period as determined by the Company in its sole discretion, which is generally in equal annual installments over a three-year period. Shares of restricted stock awarded may not be sold, assigned, transferred, pledged or otherwise encumbered by the grantee during the vesting period. Except for these restrictions, the grantee of an award of shares of restricted stock has all the rights of a common stockholder, including the right to receive dividends on and the right to vote such shares.
     The status of the Company’s restricted stock and restricted stock unit awards for the year ended December 31, 2006 is as follows:

Number of Shares/Units
Total nonvested at January 1, 2006	777,236
Granted	696,500
Vested	(263,787)
Forfeited	(102,414)

Total nonvested at December 31, 2006	1,107,535

     At December 31, 2006, the intrinsic value of restricted stock and restricted stock unit awards was approximately $15.1 million. The weighted average grant date fair value for restricted stock and restricted stock unit awards granted during the twelve months ended December 31, 2006, 2005, and 2004 was $9.83, $7.33, and $9.57 per share. The total fair value of shares vested during the twelve months ended December 31, 2006, 2005, and 2004 was $2.6 million, $1.1 million, and $0.4 million, respectively.

     Employee Stock Purchase Plan
     In April 1997, the Company adopted the Employee Stock Purchase Plan (ESPP), which allows all eligible employees to authorize payroll deductions at a rate of 1% to 15% of base compensation for the purchase of the Company’s common stock. The purchase price of the common stock will be the lesser of 85% of the closing price on the first day of the applicable offering period (or most recently preceding trading day) or 85% of the closing price on the last day of the offering period (or most recently preceding trading day). Each offering period is six months and commences on January 1 and July 1 of each year. The ESPP is considered a compensatory plan under SFAS 123R. Therefore, the Company recorded compensation expense of approximately $0.3 million during the year ended December 31, 2006. The expense represents the estimated fair value of the look-back purchase option. The fair value was determined using the Black-Scholes option pricing model and is recognized over the purchase period. There were 113,582, 130,200, and 82,615 shares purchased by employees during the years ended December 31, 2006, 2005, and 2004, respectively.
     Impact of the Adoption of SFAS 123R and Pro Forma Information
     Stock-based compensation expense for the twelve months ended December 31, 2006 was $6.1 million before the $(0.4) million cumulative effect of change in accounting principle resulting from the adoption of SFAS 123R. Prior to January 1, 2006, the Company accounted for equity-based compensation using the intrinsic method prescribed in APB Opinion No. 25. As required by SFAS 123R, the effect on net income (loss) and earnings per share of stock-based compensation, including stock options, that would have been recorded using the fair value based method for the years ended December 31, 2005 and 2004, is as follows (in thousands, except per share amounts):

	Years Ended December 31
	2005	2004
Net income (loss) applicable to common shares	$17,144	$(8,614)
Add: Stock-based employee compensation expense included in reported net income (loss)	2,500	1,720
Deduct: Stock-based employee compensation expense determined under fair value methods for all awards	(5,685)	(5,040)

Pro forma net income (loss) applicable to common shares	$13,959	$(11,934)

Basic net income (loss) per share – as reported	$0.22	$(0.13)

Pro forma basic net income (loss) per common share	$0.18	$(0.18)

Diluted net income (loss) per share – as reported	$0.21	$(0.13)

Pro forma basic and diluted net income (loss) per common share	$0.17	$(0.18)

     SFAS 123R requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the Company’s consolidated statement of cash flows as financing cash inflows. As the Company has net operating loss carryforwards available to be utilized to reduce its income taxes payable, no benefit has been realized from any excess tax deductions during the year ended December 31, 2006.
     As of December 31, 2006, there was approximately $10.4 million of unrecognized compensation cost related to all nonvested stock options, nonvested restricted stock, and restricted stock units issued subsequent to December 31, 2005. These costs will be recognized on a straight-line basis over a weighted-average vesting period of 2.8 years. Unrecognized compensation cost at December 31, 2006 of $1.1 million relating to nonvested restricted stock and restricted stock units granted prior to January 1, 2006 will continue to be amortized using the accelerated method, over a weighted-average vesting period of 1.5 years.
     Prior to the adoption of SFAS 123R, the intrinsic value of restricted stock was recorded as unamortized restricted stock compensation. Upon the adoption of SFAS 123R, the unamortized restricted stock compensation balance of approximately $3.8 million was reclassified to additional paid-in capital.
     Valuation Assumptions
     The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

	Years Ended December 31
	2006	2005	2004
Risk-free interest rates	4.27% - 5.24%	3.58% - 4.56%	2.65% - 4.10%
Expected lives (in years)	4.5	5.0	5.0
Expected dividend yield	0%	0%	0%
Expected volatility	47.50% - 52.79%	60%	60%

     The computation of expected volatility during the twelve months ended December 31, 2006 was based on an equally weighted combination of historical volatility and market-based implied volatility. Historical volatility was calculated from historical data for a period of time approximately equal to the expected term of the option award, starting from the date of grant. Market-based implied volatility was derived from traded options on the Company’s common stock having a term of six months. Prior to 2006, the Company’s computation of expected volatility was based on historical volatility using the Black-Scholes option pricing model. The Company’s computation of expected life in 2006 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules, and expectations of future employee behavior. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.
(14) Segment and Geographic Information
     The Company evaluates and reviews results based on four segments (Land Imaging Systems, Marine Imaging Systems, Data Management Solutions, and Seismic Imaging Solutions) to allow for increased visibility and accountability of costs and more focused customer service and product development. The Company measures segment operating results based on income (loss) from operations.
     A summary of segment information for the years ended December 31, 2006, 2005, and 2004, is as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Net revenues:
Land Imaging Systems	$205,779	$155,172	$126,041
Marine Imaging Systems	127,927	69,604	54,680
Data Management Solutions	23,198	15,966	14,797
Seismic Imaging Solutions	146,652	121,940	44,015
Corporate and other	—	—	1,108

Total	$503,556	$362,682	$240,641

Income (loss) from operations:
Land Imaging Systems	$13,463	$18,413	$17,643
Marine Imaging Systems	30,258	15,895	4,596
Data Management Solutions	7,461	3,430	3,200
Seismic Imaging Solutions	28,648	15,265	(8,003)
Corporate and other	(39,882)	(28,387)	(20,614)

Total	$39,948	$24,616	$(3,178)

Depreciation and amortization:
Land Imaging Systems	$2,561	$2,120	$3,028
Marine Imaging Systems	825	2,295	1,964
Data Management Solutions	2,896	2,647	1,946
Seismic Imaging Solutions	38,677	24,540	13,753
Corporate and other	2,088	2,602	3,524

Total	$47,047	$34,204	$24,215

	December 31,	December 31,
	2006	2005
Total assets:
Land Imaging Systems	$185,210	$140,148
Marine Imaging Systems	120,898	92,920
Data Management Solutions	59,788	54,281
Seismic Imaging Solutions	246,235	219,151
Corporate and other	43,005	31,361

Total	$655,136	$537,861

Total assets by geographic area:

	December 31,	December 31,
	2006	2005
North America	$548,679	$442,170
Europe	89,137	74,230
Middle East	15,273	19,927
Other	2,047	1,534

Total	$655,136	$537,861

     Intersegment sales are insignificant for all periods presented. Corporate assets include all assets specifically related to corporate personnel and operations, a majority of cash and cash equivalents, and all facilities that are jointly utilized by segments. Depreciation and amortization expense is allocated to segments based upon use of the underlying assets.
     A summary of net revenues by geographic area follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
North America	$162,261	$113,706	$61,840
Middle East	51,796	38,284	16,868
Europe	119,398	91,699	45,054
Asia Pacific	86,245	47,339	53,352
Commonwealth of Independent States (CIS)	37,283	12,605	26,092
Latin America	15,267	12,860	13,681
Africa and other	31,306	46,189	23,754

Total	$503,556	$362,682	$240,641

     Net revenues are attributed to geographical locations on the basis of the ultimate destination of the equipment or service, if known, or the geographical area imaging services are provided. If the ultimate destination of such equipment is not known, net revenues are attributed to the geographical location of initial shipment.
(15) Income Taxes
     The sources of income (loss) before income taxes are as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Domestic	$26,539	$14,715	$(13,980)
Foreign	7,518	5,430	6,067

Total	$34,057	$20,145	$(7,913)

     Components of income taxes follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Current:
Federal	$687	$399	$—
State and local	1,798	(589)	(21)
Foreign	3,643	2,274	1,243
Deferred	(1,014)	(718)	(521)

Total income tax expense	$5,114	$1,366	$701

     A reconciliation of the expected income tax expense on income (loss) before income taxes using the statutory federal income tax rate of 35% for the years ended December 31, 2006, 2005, and 2004 to income tax expense is as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Expected income tax expense (benefit) at 35%	$11,920	$7,051	$(2,770)
Alternate minimum tax	687	325	—
Foreign taxes, net	2,883	1,097	(315)
Resolution of tax contingencies	—	(1,441)	—
State and local taxes	1,798	(603)	(221)
Deferred tax asset valuation allowance	(12,538)	(5,315)	3,686
Nondeductible expenses	364	179	321
Return to provision	—	73	—

Total income tax expense	$5,114	$1,366	$701

     The tax effects of the cumulative temporary differences resulting in the net deferred income tax asset (liability) are as follows (in thousands):

	December 31,	December 31,
	2006	2005
Current deferred:
Deferred income tax assets:
Accrued expenses	$9,528	$3,600
Allowance accounts	5,510	6,180
Inventory	860	630

Total current deferred income tax asset	15,898	10,410
Valuation allowance	(13,152)	(8,930)

Net current deferred income tax asset	2,746	1,480

Deferred income tax liabilities:
Unbilled receivables	(8,655)	(4,663)

Net current deferred income tax liability	$(5,909)	$(3,183)

Noncurrent deferred:
Deferred income tax assets:
Net operating loss carryforward	$49,430	$58,995
Basis in research and development	21,890	19,068
Other, net	4,505	3,696

Total deferred income tax asset	75,825	81,759
Valuation allowance	(63,172)	(69,930)

Net non-current deferred income tax asset	12,653	11,829

Deferred income tax liabilities:
Basis in identified intangibles	(10,581)	(12,621)
Basis in property, plant and equipment	(17)	(329)

Net non-current deferred income tax asset (liability)	$2,055	$(1,121)

      During 2006, the Company performed a detailed review of the components of deferred tax assets and liabilities, including the impact of an amended U.S. federal tax return. As a result, additional deferred tax assets of $10.0 million and valuation allowance were identified. This did not impact tax expense.
     In 2002, the Company established a valuation allowance for substantially all of its deferred tax assets. Since that time, the Company has continued to record a valuation allowance. The valuation allowance was calculated in accordance with the provisions of SFAS 109, “Accounting for Income Taxes,” which requires that a valuation allowance be established or maintained when it is “more than likely than not” that all or a portion of deferred tax assets will not be realized. The Company will continue to reserve for substantially all net deferred tax assets until there is sufficient evidence to warrant reversal. At December 31, 2006, the Company had net operating loss carry-forwards of approximately $143 million, which expire from 2018 through 2023. Included in the total net operating loss carryforward are approximately $24.3 million related to acquired net operating losses. The future tax benefits of such losses, if utilized, will be reflected as reductions in goodwill of the acquired companies.
     United States income taxes have not been provided on the cumulative undistributed earnings of the Company’s foreign subsidiaries as it is the Company’s intention to reinvest such earnings indefinitely. These foreign earnings could become subject to additional tax if remitted, or deemed remitted, to the United States as a dividend; however, it is not practicable to estimate the additional amount of taxes payable.
     During 2004, the Company recorded $52.9 million and $21.4 million as identifiable intangible assets related to its purchase of GXT and Concept Systems, respectively. These intangible assets are not deductible for federal income taxes. The deferred tax liability related to the GXT intangibles, along with a related reduction in the valuation allowance, is included in the December 31, 2006 and

2005 deferred tax balances. The net deferred income tax liability of $4.1 million and $4.3 million at December 31, 2006 and 2005, respectively, primarily relates to the acquired intangible assets of Concept Systems.
(16) Operating Leases
     Lessee. The Company leases certain equipment, offices, and warehouse space under non-cancelable operating leases. Rental expense was $9.1 million, $7.0 million, and $3.8 million for the years ended December 31, 2006, 2005, and 2004, respectively.
     A summary of future rental commitments under non-cancelable operating leases is as follows (in thousands):

Years Ended December 31,
2007	$8,969
2008	7,498
2009	7,377
2010	7,363
2011	6,529

Total	$37,736

     Lessor. The Company leases seismic equipment to customers under month-to-month operating leases. At December 31, 2006, the total cost of equipment leased or held for lease was $6.9 million, less accumulated depreciation of $2.9 million. The Company also leases under-utilized facilities under various lease and sub-lease agreements. A summary of lease revenues is as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Equipment rental	$3,071	$4,500	$4,984
Facility rental	1,228	1,375	1,749

Total rentals	$4,299	$5,875	$6,733

     A summary of future minimum non-cancelable sublease income is as follows (in thousands):

Years Ended December 31,
2007	$844
2008	536
2009	534
2010	80
2011	43

Total	$2,037

(17) Benefit Plans
     401(k). The Company has a 401(k) retirement savings plan which covers substantially all employees. Employees may voluntarily contribute up to 60% of their compensation, as defined, to the plan. The Company, effective June 1, 2000, adopted a company matching contribution to the 401(k) plan. The Company matches the employee contribution at a rate of 50% of the first 6% of compensation contributed to the plan. GXT had a 401(k) retirement savings plan that had terms similar to the Company’s existing plan. Effective January 1, 2005, the GXT plan was merged together with the plan of the Company. Company contributions to the plans were $1.2 million, $1.0 million, and $1.3 million, during the years ended December 31, 2006, 2005, and 2004, respectively.
     Supplemental executive retirement plan. The Company previously had a non-qualified, supplemental executive retirement plan (SERP). The SERP provided for certain compensation to become payable on the participants’ death, retirement or total disability as set forth in the plan. The only remaining obligations under this plan are the scheduled benefit payments to the spouse of a deceased former executive. The present value of the expected obligation to the spouse has been provided for in the Company’s balance sheet.
(18) Legal Matters
     In October 2002, the Company filed a lawsuit against Paulsson Geophysical Services, Inc. (PGSI) and its then-owner in the 286th District Court for Fort Bend County, Texas, seeking recovery of approximately $0.7 million that was unpaid and due to the Company resulting from the sale of a custom-built product that PGSI had asked the Company to construct in 2001. After the Company filed suit to recover the PGSI receivable, PGSI alleged that the delivered custom product was defective and counter-claimed against the Company, asserting breach of contract, breach of warranty, and other related causes of action. The case was initially tried to a jury during May 2004. The jury returned a verdict in June 2004, the results of which would not have supported a judgment awarding damages to either the Company or the defendants. In August 2004, the presiding judge overruled the jury verdict and ordered a new trial. The new trial commenced in March 2006 and the jury in the new trial returned a verdict in April 2006 finding that both parties had breached their contract but that PGSI did not suffer any damages in connection with the Company’s breach. In September 2006, the Court issued a final judgment awarding the Company $732,074 in damages on its breach of contract claim, $365,000 in attorneys’ fees, $166,431 in prejudgment interest, plus post-judgment interest and recoverable legal costs, while issuing a take-nothing judgment against PGSI. PGSI did not appeal the judgment. On December 22, 2006, the judgment became final, nonappealable and binding on both the Company and PGSI. In December 2006, PGS and its current majority owner confirmed to the Company their intention to pay the judgment in full. As a result, the Company recorded the benefit of $1.3 million as a credit to its legal expenses (general and administrative expenses) during the fourth quarter of 2006.
     The Company has been named in various lawsuits or threatened actions that are incidental to its ordinary business. Such lawsuits and actions could increase in number as the Company’s business expands and the Company grows larger. Litigation is inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time consuming, cause the Company to incur costs and expenses, require significant amounts of management time, and result in the diversion of significant operational resources. The results of these lawsuits and actions cannot be predicted with certainty. Management currently believes that the ultimate resolution of these matters will not have a material adverse impact on the financial condition, results of operations or liquidity of the Company.
(19) Selected Quarterly Information — (Unaudited)
     A summary of selected quarterly information is as follows (in thousands, except per share amounts):

	Three Months Ended
Year Ended December 31, 2006	March 31	June 30	September 30	December 31
Product revenues	$65,649	$92,829	$76,824	$118,956
Service revenues	20,700	48,162	33,149	47,287

Total net revenues	86,349	140,991	109,973	166,243
Gross profit	23,762	46,958	33,013	50,482
Income (loss) from operations	(1,127)	17,393	6,453	17,229
Interest expense	(1,399)	(1,426)	(1,484)	(1,461)
Interest and other income	301	(36)	(57)	(329)
Income tax expense	942	971	1,419	1,782
Cumulative effect of change in accounting principle	398	—	—	—
Preferred stock dividends and accretion	565	600	636	628
Net income (loss) applicable to common shares	$(3,334)	$14,360	$2,857	$13,029

Net income (loss) per basic share before change in accounting principle	$(0.05)	$0.18	$0.04	$0.16
Cumulative effect of change in accounting principle	0.01	—	—	—

Net income (loss) per basic share	$(0.04)	$0.18	$0.04	$0.16

Net income (loss) per diluted share before change in accounting principle	$(0.05)	$0.16	$0.04	$0.15
Cumulative effect of change in accounting principle	0.01	—	—	—

Net income (loss) per diluted share	$(0.04)	$0.16	$0.04	$0.15

	Three Months Ended
Year Ended December 31, 2005	March 31	June 30	September 30	December 31
Product revenues	$44,123	$57,148	$58,371	$77,717
Service revenues	17,919	33,019	21,137	53,248

Total net revenues	62,042	90,167	79,508	130,965
Gross profit	10,875	27,963	23,825	43,712
Income (loss) from operations	(7,467)	9,087	5,018	17,978
Interest expense	(1,744)	(1,615)	(1,367)	(1,408)
Interest and other income	112	217	214	1,120
Income tax expense (benefit)	(1,215)	363	650	1,568
Preferred stock dividends and accretion	194	422	488	531
Net income (loss) applicable to common shares	$(8,078)	$6,904	$2,727	$15,591

Net income (loss) per basic share	$(0.10)	$0.09	$0.03	$0.20

Net income (loss) per diluted share	$(0.10)	$0.08	$0.03	$0.17

     During the fourth quarter of 2006, the Company determined a portion of service revenues had been previously reported as product revenues during the first three quarters of 2006 and 2005. The Company has reclassified these into service revenues, with no impact on total revenues for any reported period.

(20) Related Parties
     Mr. James M. Lapeyre, Jr. is the chairman and a significant equity owner of Laitram, L.L.C. (Laitram) and has served as president of Laitram and its predecessors since 1989. Laitram is a privately owned, New Orleans-based manufacturer of food processing equipment and modular conveyor belts. Mr. Lapeyre and Laitram together owned approximately 11.5% of the Company’s outstanding common stock as of February 20, 2007.
     The Company acquired DigiCourse, Inc., the Company’s marine positioning products business, from Laitram in 1998 and renamed it I/O Marine Systems, Inc. In connection with that acquisition, the Company entered into a Continued Services Agreement with Laitram under which Laitram agreed to provide the Company certain accounting, software, manufacturing, and maintenance services. Manufacturing services consist primarily of machining of parts for the Company’s marine positioning systems. The term of this agreement expired in September 2001 but the Company continues to operate under its terms. In addition, when the Company requests, the legal staff of Laitram advises the Company on certain intellectual property matters with regard to the Company’s marine positioning systems. Under a lease of Commercial Property dated February 1, 2006, between Laitram and I/O, the Company agreed to lease certain office and warehouse space from Laitram until January 2011. During 2006, the Company paid Laitram a total of approximately $3.6 million, which consisted of approximately $2.7 million for manufacturing services, $0.8 million for rent and other pass-through third party facilities charges, and $0.1 million for other services. For the 2005 and 2004 fiscal years, the Company paid Laitram a total of approximately $2.7 million and $1.8 million, respectively, for these services. In the opinion of the Company’s management, the terms of these services are fair and reasonable and as favorable to the Company as those that could have been obtained from unrelated third parties at the time of their performance.

SCHEDULE II
INPUT/OUTPUT, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to
	Beginning	Costs and		Balance at
Year Ended December 31, 2004	of Year	Expenses	Deductions	End of Year
	(In thousands)
Allowances for doubtful accounts	$1,550	$1,616	$(13)	$3,153
Allowances for doubtful notes	2,613	4,730	(1,450)	5,893
Warranty	3,433	4,606	(4,207)	3,832
Allowance for net deferred tax assets	101,872	3,686	(11,719)	93,839

		Charged
	Balance at	(Credited)
	Beginning	to Costs and		Balance at
Year Ended December 31, 2005	of Year	Expenses	Deductions	End of Year
	(In thousands)
Allowances for doubtful accounts	$3,153	$600	$(672)	$3,081
Allowances for doubtful notes	5,893	—	(1,363)	4,530
Warranty	3,832	5,317	(5,253)	3,896
Allowance for net deferred tax assets	93,839	(5,315)	(9,664)	78,860

		Charged
	Balance at	(Credited)
	Beginning	to Costs and		Balance at
Year Ended December 31, 2006	of Year	Expenses	Deductions	End of Year
	(In thousands)
Allowances for doubtful accounts	$3,081	$577	$(857)	$2,801
Allowances for doubtful notes	4,530	—	—	4,530
Warranty	3,896	6,784	(4,425)	6,255
Allowance for net deferred tax assets	78,860	(12,538)	10,002	76,324

S-1

EXHIBIT INDEX

*21.1	—	Subsidiaries of the Company.

*23.1	—	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

*23.2	—	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

*24.1	—	The Power of Attorney is set forth on the signature page hereof.

*31.1	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

*31.2	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

*32.1	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

*32.2	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

*	Filed herewith.