Form 10-Q
period 2007-03-31
INPUT OUTPUT INC
filed 2007-05-10
CIK 866609

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER 1-12691
INPUT/OUTPUT, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE
(State or other jurisdiction of	22-2286646
incorporation or organization)	(I.R.S. Employer Identification No.)

2101 CityWest Blvd
Houston, Texas	77042
(Address of principal executive offices)	(Zip Code)
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
Large accelerated ☐    Accelerated filer ☑    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes: ☐   No: ☑
At April 30, 2007, there were 80,430,144 shares of common stock, par value $0.01 per share, outstanding.

INPUT/OUTPUT, INC. AND SUBSIDIARIES
TABLE OF CONTENTS FOR FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2007

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
INPUT/OUTPUT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2007	2006
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$6,911	$17,056
Restricted cash	1,326	1,044
Accounts receivable, net	153,300	167,747
Current portion of notes receivable, net	14,113	6,299
Unbilled receivables	25,403	28,599
Inventories	135,056	115,520
Prepaid expenses and other current assets	13,925	9,854

Total current assets	350,034	346,119
Notes receivable	1,789	4,968
Non-current deferred income tax asset	6,914	6,197
Property, plant and equipment, net	38,055	38,129
Multi-client data library, net	34,894	33,072
Investments at cost	4,254	4,254
Goodwill	156,206	156,091
Intangible and other assets, net	63,415	66,306

Total assets	$655,561	$655,136

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$7,555	$6,566
Accounts payable	55,240	47,844
Accrued expenses	40,967	50,819
Accrued multi-client data library royalties	28,010	27,197
Deferred revenue	21,203	37,442
Deferred income tax liability	5,909	5,909

Total current liabilities	158,884	175,777
Long-term debt, net of current maturities	82,470	70,974
Non-current deferred income tax liability	3,977	4,142
Other long-term liabilities	4,628	4,588

Total liabilities	249,959	255,481

Cumulative convertible preferred stock	30,000	29,987

Stockholders’ equity:
Common stock, $0.01 par value; authorized 200,000,000 shares; outstanding 80,333,852 and 80,123,486 shares at March 31, 2007 and December 31, 2006, respectively, net of treasury stock	813	810
Additional paid-in capital	496,604	493,605
Accumulated deficit	(120,022)	(123,095)
Accumulated other comprehensive income	4,784	4,859
Treasury stock, at cost, 855,395 and 850,428 shares at March 31, 2007 and December 31, 2006, respectively	(6,577)	(6,511)

Total stockholders’ equity	375,602	369,668

Total liabilities and stockholders’ equity	$655,561	$655,136

See accompanying Condensed Notes to Unaudited Consolidated Financial Statements.

INPUT/OUTPUT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2007	2006
	(In thousands, except per share
	data)
Product revenues	$123,480	$65,649
Service revenues	41,565	20,700

Total net revenues	165,045	86,349

Cost of products	92,889	46,536
Cost of services	34,176	16,051

Gross profit	37,980	23,762

Operating expenses:
Research and development	10,119	7,081
Marketing and sales	10,637	8,175
General and administrative	11,280	9,633

Total operating expenses	32,036	24,889

Income (loss) from operations	5,944	(1,127)
Interest expense	(1,453)	(1,399)
Interest income	615	320
Other income (expense)	(227)	(19)

Income (loss) before income taxes and change in accounting principle	4,879	(2,225)
Income tax expense	1,204	942

Net income (loss) before change in accounting principle	3,675	(3,167)
Cumulative effect of change in accounting principle	—	398

Net income (loss)	3,675	(2,769)
Preferred stock dividends and accretion	602	565

Net income (loss) applicable to common shares	$3,073	$(3,334)

Basic and diluted income (loss) per share:
Net income (loss) per basic and diluted share before change in accounting principle	$0.04	$(0.05)
Cumulative effect of change in accounting principle	—	0.01

Net income (loss) per basic and diluted share	$0.04	$(0.04)

Weighted average number of common shares outstanding:
Basic	80,216	79,134
Diluted	83,247	79,134
See accompanying Condensed Notes to Unaudited Consolidated Financial Statements.

INPUT/OUTPUT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$3,675	$(2,769)
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Cumulative effect of change in accounting principle	—	(398)
Depreciation and amortization (other than multi-client library)	6,395	5,369
Amortization of multi-client library	8,865	1,572
Stock based compensation expense related to stock options, nonvested stock and employee stock purchases	1,598	1,419
Deferred income tax	(226)	(129)
Bad debt expense	113	209
Gain on sale of fixed assets	87	—
Change in operating assets and liabilities:
Accounts and notes receivable	9,778	26,416
Unbilled receivables	3,196	5,726
Inventories	(19,247)	(15,670)
Accounts payable, accrued expenses and accrued royalties	671	(3,808)
Deferred revenue	(16,246)	8,799
Other assets and liabilities	(4,894)	912

Net cash (used in) provided by operating activities	(6,235)	27,648

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,773)	(1,403)
Investment in multi-client data library	(10,687)	(9,087)
Proceeds from the sale of fixed assets	190	16

Net cash used in investing activities	(12,270)	(10,474)

Cash flows from financing activities:
Net borrowings under revolving line of credit	10,000	—
Payments on notes payable and long-term debt	(2,011)	(1,721)
Payment of preferred dividends	(589)	(528)
Proceeds from employee stock purchases and exercise of stock options	1,403	831
Purchases of treasury stock	(65)	—

Net cash provided by (used in) financing activities	8,738	(1,418)

Effect of change in foreign currency exchange rates on cash and cash equivalents	(378)	60

Net (decrease) increase in cash and cash equivalents	(10,145)	15,816
Cash and cash equivalents at beginning of period	17,056	15,853

Cash and cash equivalents at end of period	$6,911	$31,669

See accompanying Condensed Notes to Unaudited Consolidated Financial Statements.

INPUT/OUTPUT, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation
     The consolidated balance sheet of Input/Output, Inc. and its subsidiaries (collectively referred to as the “Company” or “I/O”, unless the context otherwise requires) at December 31, 2006 has been derived from the Company’s audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 2007, the consolidated statements of operations for the three months ended March 31, 2007 and 2006, and the consolidated statements of cash flows for the three months ended March 31, 2007 and 2006 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the operating results for a full year or of future operations.
     These consolidated financial statements have been prepared using accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States have been omitted. The accompanying consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
     Net revenues and cost of sales have been presented to reflect the total of product and service revenues and their related costs. The net revenues and cost of sales for the three months ended March 31, 2006 have been reclassified to conform to the current year presentation.
(2) Summary of Significant Accounting Policies and Estimates
     Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, for a complete discussion of the Company’s significant accounting policies and estimates.
     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in accordance with Financial Accounting Standards No. 109, “Accounting for Income Taxes” (FAS 109). FIN 48 clarifies the application of FAS 109 by defining criteria that an individual tax position must satisfy in order for any part of the benefit of that position to be recognized in the financial statements. Additionally, FIN 48 provides guidance on the measurement, derecognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. The provisions of FIN 48 were effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to beginning retained earnings. The Company adopted FIN 48 on January 1, 2007. The adoption resulted in no adjustment to beginning retained earnings. See Note 7 for additional information.
(3) Segment and Product Information
     In January 2007, the Company created a new division, the I/O Solutions Division, which combined the established Seismic Imaging Solutions data processing services business of GX Technology Corporation (GXT) and GXT’s Integrated Seismic Solutions service business with two new business units – FireFly® Solutions and Seabed Solutions. The I/O Solutions Division was created to deliver integrated hardware and services solutions for full-wave imaging in both the land and marine environments. The creation of this new division did not have an impact on the Company’s previously reported business segment classification.
     The Company measures segment operating results based on income from operations. The Company evaluates and reviews results based on four segments –Land Imaging Systems, Marine Imaging Systems, Data Management Solutions (collectively the I/O Systems division) and I/O Solutions – to allow for increased visibility and accountability of costs and more focused customer service and product development. Intersegment sales are insignificant for all periods presented.

     A summary of segment information for the three months ended March 31, 2007 and 2006, is as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Net revenues:
Land Imaging Systems	$73,486	$34,947
Marine Imaging Systems	44,149	26,610
Data Management Solutions	6,560	4,477

Total I/O Systems	124,195	66,034
I/O Solutions (Seismic Imaging Solutions)	40,850	20,315

Total	$165,045	$86,349

Income (loss) from operations:
Land Imaging Systems	$4,365	$1,025
Marine Imaging Systems	11,990	7,416
Data Management Solutions	1,781	1,210

Total I/O Systems	18,136	9,651
I/O Solutions (Seismic Imaging Solutions)	(416)	(986)
Corporate	(11,776)	(9,792)

Total	$5,944	$(1,127)

(4) Inventories
     A summary of inventories is as follows (in thousands):

	March 31,	December 31,
	2007	2006
Raw materials and subassemblies	$73,209	$52,628
Work-in-process	17,381	13,324
Finished goods	54,601	59,448
Reserve for excess and obsolete inventories	(10,135)	(9,880)

Inventories, net	$135,056	$115,520

     Over the last several years, the Company has increased its use of contract manufacturers as an alternative to in-house manufacturing. Under some of the Company’s outsourcing arrangements, its manufacturing outsourcers directly purchase inventory at agreed-upon quantities and lead times in order to meet the Company’s scheduled deliveries. If demand proves to be less than the Company originally forecasted (thereby causing the Company to cancel its committed purchase orders with its manufacturing outsourcer), its outsourcer generally has the right to require the Company to purchase inventory which it had purchased on the Company’s behalf.
(5) Net Income (Loss) per Common Share
     Basic net income (loss) per common share is computed by dividing net income (loss) applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is determined based on the assumption that dilutive restricted stock and restricted stock unit awards have vested and outstanding dilutive stock options have been exercised and the aggregate proceeds were used to reacquire common stock using the average price of such common stock for the period. The total number of shares issued or committed for issuance under outstanding stock options at March 31, 2007 and 2006 were 6,658,120 and 6,631,369, respectively, and the total amount of restricted stock and restricted stock unit awards at March 31, 2007 and 2006 were 1,182,251 and 766,152, respectively. The number of stock options exercised during the three months ended March 31, 2007 and 2006 was 136,378 and 113,258 shares, respectively.
     The Company has outstanding $60.0 million of convertible senior notes, for which 13,888,890 common shares may currently be acquired upon their full conversion. In 2005, the Company issued 30,000 shares of Series D-1 Cumulative Convertible Preferred Stock (Series D-1 Preferred Stock), which may presently be converted, at the holder’s election, into up to 3,812,428 shares of common stock. The convertible senior notes and Series D-1 Preferred Stock are anti-dilutive for all periods presented and therefore have been excluded from the computation of diluted net income per share.

     The following table summarizes the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2007	2006
Net income (loss) before change in accounting principle	$3,073	$(3,732)
Cumulative effect of change in accounting principle	—	398

Net income (loss) applicable to common shares	$3,073	$(3,334)

Weighted average number of common shares outstanding	80,216	79,134
Effect of dilutive stock awards	3,031	—

Weighted average number of diluted common shares outstanding	83,247	79,134

Net income (loss) per basic and diluted share before change in accounting principle	$0.04	$(0.05)
Cumulative effect of change in accounting principle	—	0.01

Net income (loss) per basic and diluted share	$0.04	$(0.04)

(6) Revolving Line of Credit
     In March 2007, the Company obtained a $75.0 million revolving line of credit (the “Facility”) with a maturity date of March 2011. The Facility replaced the Company’s $25.0 million revolving line of credit facility, which was scheduled to mature in May 2008. The outstanding balance of indebtedness under the Facility was $10.0 million at March 31, 2007. The Facility is available for revolving credit borrowings to be used for the Company’s working capital needs and general corporate purposes, subject to a borrowing base. In addition, the Facility includes a $25.0 million sub-limit for the issuance of documentary and standby letters of credit. The Facility may also be used to fund the repayment of the Company’s 5.50% convertible senior notes indebtedness that is due on December 15, 2008 (Convertible Notes), so long as after funds are advanced for that purpose, there remains at least $30.0 million under the borrowing base that is available for borrowings under the Facility. The Facility includes an accordion feature under which the total commitments under the Facility may be increased to $100.0 million, subject to the satisfaction of certain conditions.
     The Facility borrowing base is calculated based on the sum of (i) 85% of eligible accounts receivable, eligible foreign accounts receivable and insured foreign accounts receivable, plus (ii) the lesser of (x) thirty percent (30%) of eligible inventory or (y) $20.0 million. For purposes of this calculation, eligible foreign accounts receivable cannot exceed $23.5 million. As of March 31, 2007, the borrowing base calculation permitted total borrowings of $52.0 million, of which $42.0 million remained available.
     The interest rate on borrowings under the Facility will be, at the Company’s option, (i) an “alternate base rate” (as defined in the Facility credit agreement) or (ii) for Eurodollar borrowings, a LIBOR rate plus an applicable margin. The amount of the applicable margin will be based on the Company’s then-current leverage ratio as defined in the credit agreement. The applicable margin will be increased by 0.50% with respect to any borrowings that are applied to repay the Convertible Notes. The interest rate in effect at March 31, 2007 was 8.25%.
     The Company is obligated to pay a commitment fee of 0.25% per annum on the unused portion of the Facility. A significant portion of the Company’s assets are pledged as collateral for outstanding borrowings under the Facility. The Facility credit agreement restricts the Company’s ability to pay common stock dividends, incur additional debt, sell significant assets, acquire other businesses, merge with other entities and take certain other actions without the consent of the lenders. The credit agreement requires compliance with certain financial and non-financial covenants, including requirements related to (i) maintaining a minimum fixed charge coverage ratio of 1.25 to 1.0, and (ii) not exceeding a maximum leverage ratio of 2.75 to 1.0 (provided that, upon the Company’s repaying the outstanding indebtedness under the Convertible Notes, the maximum leverage ratio shall fall to 2.50 to 1.0 for 12 months and then 2.0 to 1.0 thereafter). At March 31, 2007, the Company was in compliance with all of the covenants under the credit agreement.
(7) Income Taxes
     In 2002, the Company established a valuation allowance for substantially all of its deferred tax assets. Since that time, the Company has continued to record a valuation allowance. The valuation allowance was calculated in accordance with the provisions of FAS 109, “Accounting for Income Taxes,” which require that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. The Company will continue to reserve for substantially all net deferred tax assets until there is sufficient evidence to warrant reversal. The Company’s effective tax rate for the three months ended March 31, 2007 was 24.7%, which is primarily related to the Company’s earnings in its foreign jurisdictions.

     As a result of implementation of FIN 48, the Company recorded no adjustment to beginning retained earnings as there are no unrecognized tax benefits. The Company does not expect to recognize significant increases in unrecognized tax benefits during the year ended December 31, 2007.
     Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense.
     The Company’s U.S. federal tax returns for 2003 and subsequent years remain subject to examination by tax authorities. The Company is no longer subject to IRS examination for periods prior to 2003, although carryforward attributes that were generated prior to 2003 may still be adjusted upon examination by the IRS if they either have been or will be used in a future period. In the Company’s foreign tax jurisdictions, tax returns for 2000 and subsequent years generally remain open to examination.
(8) Comprehensive Net Income (Loss)
     The components of comprehensive net income (loss) are as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Net income (loss) applicable to common shares	$3,073	$(3,334)
Foreign currency translation adjustment	(75)	(2,132)

Comprehensive net income (loss)	$2,998	$(5,466)

(9) Stock-Based Compensation – Valuation Assumptions
     The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

	Three Months Ended March 31,
	2007	2006
Risk-free interest rates	4.51%	4.44% - 4.61%
Expected lives (in years)	4.5	4.5
Expected dividend yield	0%	0%
Expected volatility	48.79%	52.1%
     The computation of expected volatility during the three months ended March 31, 2007 and 2006 was based on an equally weighted combination of historical volatility and market-based implied volatility. Historical volatility was calculated from historical data for a period of time approximately equal to the expected term of the option award, starting from the date of grant. Market-based implied volatility was derived from traded options on the Company’s common stock having a term of six months. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.
(10) Commitments and Contingencies
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

	Three Months Ended
	March 31,
	2007	2006
Balance at beginning of period	$6,255	$3,896
Accruals for warranties issued during the period	2,597	1,609
Settlements made (in cash or in kind) during the period	(1,552)	(1,146)

Balance at end of period	$7,300	$4,359

(11) Concentration of Credit and Foreign Sales Risks
     For the three months ended March 31, 2007 and 2006, $18.2 million, or 11.0% and $7.5 million, or 8.7%, respectively, of consolidated net revenues, were attributable to marine equipment sales to Reservoir Exploration Technology, a marine seismic contractor headquartered in Norway. At March 31, 2007, $11.1 million, or 7.2% of our total accounts receivable and $9.5 million of our total notes receivable, related to this same customer. The loss of this customer or a deterioration in the Company’s relationship with this customer could have a material adverse effect on the Company’s results of operations and financial condition.
     For the three months ended March 31, 2007, the Company recognized $40.7 million of sales to customers in Europe, $13.4 million of sales to customers in the Asia-Pacific region, $10.4 million of sales to customers in Africa, $8.3 million of sales to customers in the Middle East, $5.4 million of sales to customers in Latin American countries, and $11.3 million of sales to customers in the Commonwealth of Independent States, or former Soviet Union (CIS). The majority of the Company’s foreign sales are denominated in U.S. dollars. For the three months ended March 31, 2007, international sales comprised 54% of total net revenues. Certain of these countries have experienced economic problems and uncertainties from time to time. To the extent that world events or economic conditions negatively affect the Company’s future sales to customers in these and other regions of the world or the collectibility of the Company’s existing receivables, the Company’s future results of operations, liquidity and financial condition may be adversely affected.
(12) Non-Cash Investing and Financing Activities
     During the three months ended March 31, 2007 and 2006, the Company entered into various capital leases for computer equipment totaling $4.5 million and $1.4 million, respectively.
(13) Recent Accounting Pronouncements
     In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, of this statement.
     In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159). FAS 159 allows companies the option to report certain financial assets and liabilities at fair value, establishes presentation and disclosure requirements and requires additional disclosure surrounding the valuation of the financial assets and liabilities presented at fair value on the balance sheet. The provisions of FAS 159 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, of this statement.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
     We are a leading seismic solutions company, providing the global oil and natural gas industry with a variety of seismic products and services, including seismic data acquisition equipment, survey design planning services, software products, seismic data libraries, and seismic data processing services. In recent years, we have transformed our business from being solely a seismic equipment manufacturer to being a provider of a full range of seismic imaging products and services – including designing and planning a seismic survey, overseeing the acquisition of seismic data by seismic contractors, and processing the acquired seismic data using advanced algorithms and mode workflows. During 2004, we completed two acquisitions as part of our strategy to expand the range of products and services we provide. This expanded offering, including seismic data management software and advanced imaging services, has enabled us to broaden our customer base beyond seismic acquisition contractors to also include oil and natural gas exploration and production companies.

     Our current growth strategy is focused on the following key areas:
•	Expanding our I/O Solutions (GXT) business in new regions with new customers and with new service offerings, including proprietary services for owners and operators of oil and gas properties;

•	Globalizing our I/O Solutions (GXT) data processing business by opening advanced imaging centers in new locations, and expanding our presence in the land seismic processing segment;

•	Successfully developing and introducing our next-generation of marine towed streamer products;
•	Expanding our seabed imaging solutions business using our VectorSeis® Ocean acquisition platform and derivative products;

•	Increasing our market share in cable-based land acquisition systems through our new Scorpion® acquisition system; and

•	Ongoing development and further commercialization of FireFly, our cableless full-wave land acquisition system.
     In January 2007, we created a new division, the I/O Solutions Division, which combined GXT’s established Seismic Imaging Solutions data processing services business and GXT’s Integrated Seismic Solutions services business with two new business units – FireFly Solutions and Seabed Solutions. The I/O Solutions Division was created to deliver integrated hardware and services solutions for full-wave imaging in both the land and marine environments. The creation of this new division did not have an impact on our previously reported business segment classification.
     For the three month period ended March 31, 2007, our equipment and systems revenues and our services revenues increased significantly over that for the comparable period in 2006. Each of our four operating business segments experienced strong percentage increases in their revenues compared to their revenues for the comparable three months in 2006. Overall income from operations for the three months ended March 31, 2007 was significantly higher compared to income from operations for the comparable period in 2006.
     Cash flows used in our operating activities for the three months ended March 31, 2007 were $6.2 million, due to increases in our inventories, partially offset by an increase in our operating results in the first quarter of 2007 compared to one year ago, and by an increase in our receivable collections. At March 31, 2007, we had $6.9 million in cash and cash equivalents, and $10.0 million in outstanding borrowings under our revolving line of credit.
     In March 2007, we obtained a $75.0 million revolving line of credit replacing our previously available $25.0 million revolving line of credit. See further discussion below of the terms of this new credit facility at ” — Liquidity and Capital Resources.”
     During the quarter ended March 31, 2007, we continued to see increasing interest in our new technologies. During the fourth quarter of 2006, we delivered our new FireFly cableless full-wave land seismic data acquisition system for the first field application in a project in the Wamsutter gas fields in Wyoming. In March 2007, Apache Corporation began their deployment of this system at project located in northeast Texas. In the first quarter of 2007, we recognized revenues of $20.8 million associated with this system sale. During February 2007, we announced the receipt of an order for approximately $29 million from Reservoir Exploration Technology (RXT), a marine seismic contractor headquartered in Oslo, Norway, for a fourth VectorSeis Ocean redeployable ocean-bottom cable system. This system is scheduled to begin delivery in the fourth quarter of 2007. In May 2007, we entered into a multi-year agreement with RXT in which they are to purchase a minimum of $160 million in VectorSeis Ocean systems and related equipment over the next four years. This agreement allows RXT to have exclusive rights to this product line through 2011.
     We operate our company through four business segments: Land Imaging Systems, Marine Imaging Systems, Data Management Solutions (collectively the I/O Systems Division) and I/O Solutions Division. The following table provides an overview of key financial metrics for our company as a whole and our four business segments during the three months ended March 31, 2007 compared to that period one year ago (in thousands, except per share amounts):

	Three Months Ended March 31,
			Year-over-year
	2007	2006	Increase (decrease)
Net revenues:
Land Imaging Systems	$73,486	$34,947	110.3%
Marine Imaging Systems	44,149	26,610	65.9%
Data Management Solutions	6,560	4,477	46.5%

Total I/O Systems	124,195	66,034	88.1%
I/O Solutions (Seismic Imaging Solutions)	40,850	20,315	101.1%

Total	$165,045	$86,349	91.1%

Income (loss) from operations:
Land Imaging Systems	$4,365	$1,025	325.9%
Marine Imaging Systems	11,990	7,416	61.7%
Data Management Solutions	1,781	1,210	47.2%

	Three Months Ended March 31,
			Year-over-year
	2007	2006	Increase (decrease)
Total I/O Systems	18,136	9,651	87.9%
I/O Solutions (Seismic Imaging Solutions)	(416)	(986)	57.8%
Corporate	(11,776)	(9,792)	(20.3%)

Total	$5,944	$(1,127)	627.4%

	Three Months Ended
	March 31,
	2007	2006
Net income (loss) applicable to common shares	$3,073	$(3,334)
Basic and diluted net income (loss) per common share	$0.04	$(0.04)
     We intend that the following discussion of our financial condition and results of operations will provide information that will assist in understanding our consolidated financial statements, the changes in certain key items in those financial statements from quarter to quarter, and the primary factors that accounted for those changes.
     There are a number of factors that could impact our future operating results and financial condition, and may if realized, cause our expectations set forth in this Form 10-Q and elsewhere to vary materially from what we anticipate. See Part II, Item 1A “Risk Factors” below.
     The information contained in this Quarterly Report on Form 10-Q contains references to our trademarks, service marks and registered marks, as indicated. Except where stated otherwise or unless the context otherwise requires, the terms “VectorSeis,” “System Four,” “Scorpion” and “FireFly” refer to our VectorSeis®, System Four®, Scorpion® and FireFly® registered marks.
Results of Operations
     Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
     Net Revenues: Net revenues of $165.0 million for the three months ended March 31, 2007 increased $78.7 million, compared to the corresponding period last year. Land Imaging Systems’ net revenues increased by $38.6 million, to $73.5 million compared to $34.9 million in the corresponding period of last year. This increase was due primarily to revenues related to the sale of our first FireFly system and an increase in our vibrator truck sales during 2007’s first quarter. Marine Imaging Systems’ net revenues increased $17.5 million to $44.1 million compared to $26.6 million in the corresponding period for last year mainly due to an increase in sales of our towed streamer positioning and control product line resulting from the significant upturn in demand for marine seismic equipment as well as delivery of approximately $16.2 million of VectorSeis Ocean systems equipment to our customer, RXT. Our Data Management Solutions segment (Concept Systems) contributed $6.6 million to our net revenues for the first quarter, compared to $4.5 million in the corresponding period of last year, also reflecting the increased demand for marine seismic work.
     I/O Solutions’ net revenues increased by $20.6 million, to $40.9 million for the three months ended March 31, 2007 compared to $20.3 million in the corresponding period last year. This increase is related to higher proprietary processing revenues, sales of off-the-shelf seismic data and higher revenues from pre-funded multi-client surveys primarily off the coasts of East and West Africa and in the Arctic.
     Gross Profit and Gross Profit Percentage: Gross profit of $38.0 million for the three months ended March 31, 2007 increased $14.2 million, compared to the corresponding period last year. Gross profit percentages for the three months ended March 31, 2007 and 2006 were 23.0% and 27.5%, respectively. The gross profit percentage decreased due to the mix of business at I/O Solutions including the introduction into the mix of a low margin pre-funded multi-client survey and the recognition of the first FireFly system within our Land Imaging Systems segment in the quarter. This decrease is partially offset by improved margins on our cable-based land acquisition system sales this period compared to the corresponding period of last year. However, we continue to experience competitive pressures on our cable-based land acquisition systems and vibrator truck sales in certain geographic markets. As our product revenues increase, we anticipate a proportionate increase to our warranty reserves to reflect the additional warranties associated with increased system sales.
     Research and Development: Research and development expense of $10.1 million (approximately 6.1% of net revenues) for the three months ended March 31, 2007 increased $3.0 million compared to the corresponding period last year. The increase is due primarily to increased personnel costs related to additional hirings, contract labor and professional fees as well as increased costs related to the ongoing development of our VectorSeis Ocean and FireFly products. We expect to continue to incur significant research and development expenses as we continue to invest heavily in the next generation of our seismic acquisition products and services, such as FireFly and the next generation of marine products.
     Marketing and Sales: Marketing and sales expense of $10.6 million (approximately 6.4% of net revenues) for the three months ended March 31, 2007 increased $2.4 million compared to the corresponding period last year. The increase of our sales and marketing expenses reflects the hiring of additional sales personnel, an increase in commissions and an increase in travel associated with our global marketing effort. In addition, personnel cost increased primarily due to the creation of our two new business units, FireFly Solutions and Seabed Solutions, within the I/O Solutions Division. We intend to continue investing significant sums in our marketing efforts as we further penetrate markets for our new products.
     General and Administrative: General and administrative expenses of $11.3 million for the three months ended March 31, 2007 increased $1.7 million over first quarter 2006 general and administrative expenses. General and administrative expenses as a percentage of net revenues for the three months ended March 31, 2007 and 2006 were 6.8% and 11.1%. This increase in expenses is primarily due to higher payroll costs associated with an increase in management and corporate personnel.
     Income Tax Expense: Income tax expense for the three months ended March 31, 2007 was $1.2 million compared to $0.9 million for the three months ended March 31, 2006. Tax expense consists mainly of U.S. state and non-U.S. income taxes, since we continue to maintain a valuation allowance for substantially all of our U.S. net deferred tax assets. The Company’s effective tax rate for the three months ended March 31, 2007 was 24.7%, which is primarily related to our earnings in our foreign jurisdictions. As the mix of our U.S. taxable income compared to foreign taxable income is expected to increase during the remainder of 2007, our consolidated effective tax rate should decline during the remaining nine months of 2007.
     Preferred Dividend: The preferred dividend relates to our Series D-1 Preferred Stock we issued in February 2005. Quarterly dividends may be paid, at the option of the Company, either in cash or by the issuance of the Company’s common stock. Dividends are paid at a rate equal to the greater of (i) five percent per annum or (ii) the three month LIBOR rate on the last day of the immediately preceding calendar quarter plus two and one-half percent per annum. All dividends paid on the Series D-1 Preferred Stock have been paid in cash. The Preferred Stock dividend rate was 7.86% at March 31, 2007.
Liquidity and Capital Resources
Sources of Capital
     In March 2007, we obtained a $75.0 million revolving line of credit (the “Facility”) with a maturity date of March 2011. The Facility replaced our $25.0 million revolving line of credit facility, which was scheduled to mature in May 2008. The outstanding balance of indebtedness under the Facility was $10.0 million at March 31, 2007. The Facility is available for revolving credit borrowings to be used for our working capital needs and general corporate purposes, subject to a borrowing base. In addition, the Facility includes a $25.0 million sub-limit for the issuance of documentary and standby letters of credit. The Facility may also be used to fund the repayment of our 5.50% convertible senior notes indebtedness that is due on December 15, 2008 (Convertible Notes), so long as after funds are advanced for that purpose, there remains at least $30.0 million under the borrowing base that is available for borrowings under the Facility. See below for further discussion of our outstanding Convertible Notes. The Facility includes an accordion feature under which the total commitments under the Facility may be increased to $100.0 million, subject to the satisfaction of certain conditions.
     The Facility borrowing base is calculated based on the sum of (i) 85% of our total eligible accounts receivable, eligible foreign accounts receivable and insured foreign accounts receivable, plus (ii) the lesser of (x) thirty percent (30%) of eligible inventory or (y) $20.0 million. For purposes of this calculation, eligible foreign accounts receivable cannot exceed $23.5 million. As of March 31, 2007, the borrowing base calculation permitted total borrowings of $52.0 million, of which $42.0 million remained available.
     The interest rate on borrowings under the Facility will be, at our option, (i) an “alternate base rate” (as defined in the credit agreement) or (ii) for Eurodollar borrowings, a LIBOR rate plus an applicable margin. The amount of the margin will be based on our then-current leverage ratio as defined in the Facility credit agreement. The applicable margin will be increased by 0.50% with respect to any borrowings that are applied to repay the Convertible Notes. The interest rate in effect at March 31, 2007 was 8.25% per annum.
     We are obligated to pay a commitment fee of 0.25% per annum on the unused portion of the Facility. A significant portion of our assets are pledged as collateral for outstanding borrowings under the Facility. The Facility credit agreement restricts our ability to pay common stock dividends, incur additional debt, sell significant assets, acquire other businesses, merge with other entities and take certain other actions without the consent of the lenders. The credit agreement requires compliance with certain financial and non-financial covenants, including requirements to (i) maintain a minimum fixed charge coverage ratio of 1.25 to 1.0, and (ii) not exceed a maximum leverage ratio of 2.75 to 1.0 (upon retirement of the Convertible Notes debt, the maximum leverage ratio will be reduced to 2.50 to 1.0 for 12 months, and then to 2.0 to 1.0 thereafter). At March 31, 2007, we were in compliance with all of the covenants under the credit agreement.
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
     Our outstanding Convertible Notes mature on December 15, 2008. The Convertible Notes are not redeemable prior to their maturity, and are convertible into common stock at an initial conversion rate of 231.4815 shares per $1,000 principal amount of notes (a conversion price of $4.32 per share), which represents 13,888,890 total shares of common stock. We are considering various alternatives with regard to the repayment or refinancing of the indebtedness under these notes, which may include the use of our Facility. It is possible that any replacement of the debt capital represented by these notes in new debt capital may have the effect of increasing our overall borrowing costs.
     The conversion price per share of common stock under the Series D-1 Preferred Stock and the Convertible Notes is substantially below the currently prevailing market prices for our common stock. Converting all of the Series D-1 Preferred Stock and Convertible Notes at one time would result in significant dilution to our stockholders that could limit our ability to raise additional capital.
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
Cash Flow from Operations
     We have historically financed operations from internally generated cash and funds from equity and debt financings. Cash and cash equivalents were $6.9 million at March 31, 2007, a decrease of $10.1 million from December 31, 2006. Net cash used in operating activities was $6.2 million for the three months ended March 31, 2007, compared to net cash provided by operating activities of $27.6 million for the three months ended March 31, 2006. The decrease in net cash provided by our operating activities was primarily due to increases in our inventories, partially offset by an increase in our operating results in the first quarter of 2007 compared to one year ago, and an increase in our receivable collections.
Cash Flow from Investing Activities
     Net cash flow used in investing activities was $12.3 million for the three months ended March 31, 2007, compared to $10.5 million for the three months ended March 31, 2006. The principal uses of cash for our investing activities during the three months ended March 31, 2007 were $1.8 million for equipment purchases and $10.7 million for investments in our multi-client data library. We expect to spend an additional $50 million to $60 million for equipment purchases and investments in our multi-client data library during the remainder of 2007. The range of expenditures for the remainder of the year could vary depending on the level of multi-client seismic data acquisition projects that are initiated during the remainder of 2007. In general, a majority of direct expenses associated with completing a multi-client survey are typically pre-funded by our customers.
Cash Flow from Financing Activities
     Net cash flow provided by financing activities was $8.7 million for the three months ended March 31, 2007, compared to $1.4 million of cash used in financing activities for the three months ended March 31, 2006. The net cash flow during the three months ended March 31, 2007 was primarily related to borrowings of $10.0 million under our Facility and $1.4 million in proceeds related to the exercise of stock options and stock purchases by our employees during the three months ended March 31, 2007. This net cash flow was partially offset by scheduled principal payments of $2.0 million on our notes payable and capital lease obligations and $0.6 million in cash dividends paid in our outstanding Series D-1 Preferred Stock.

Inflation and Seasonality
     Inflation in recent years has not had a material effect on our costs of goods or labor, or the prices for our products or services. Traditionally, our business has been seasonal, with strongest demand in the fourth quarter of our fiscal year.
Critical Accounting Policies and Estimates
     General. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2006, for a complete discussion of our other significant accounting policies and estimates. There have been no material changes in the current period regarding our critical accounting policies and estimates.
Recently Adopted Accounting Principle
     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in accordance with Financial Accounting Standards No. 109, “Accounting for Income Taxes” (FAS 109). FIN 48 clarifies the application of FAS 109 by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. Additionally, FIN 48 provides guidance on the measurement, derecognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to beginning retained earnings. We adopted FIN 48 on January 1, 2007. The adoption resulted in no adjustment to beginning retained earnings. See Note 7 of Condensed Notes to Unaudited Consolidated Financial Statements for additional information.
Recent Accounting Pronouncements
     In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, of this statement.
     In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159). FAS 159 allows companies the option to report certain financial assets and liabilities at fair value, establishes presentation and disclosure requirements and requires additional disclosure surrounding the valuation of the financial assets and liabilities presented at fair value on the balance sheet. The provisions of FAS 159 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, of this statement.
Credit and Foreign Sales Risks
     Historically, our principal customers have been seismic contractors that operate seismic data acquisition systems and related equipment to collect data in accordance with their customers’ specifications or for their own seismic data libraries. However, through the acquisition of GXT, we have diversified our customer base to include major integrated and independent oil and gas companies.
     For the three months ended March 31, 2007 and 2006, $18.2 million, or 11.0%, and $7.5 million, or 8.7%, respectively, of consolidated net revenues, were attributable to marine equipment sales to RXT. At March 31, 2007, $11.1 million, or 7.2% of our total accounts receivable and $9.5 million of our total notes receivable, related to this same customer. The loss of this customer or a deterioration in our relationship with this customer could have a material adverse effect on our results of operations and financial condition.
     For the three months ended March 31, 2007, we recognized $40.7 million of sales to customers in Europe, $13.4 million of sales to customers in Asia Pacific, $10.4 million of sales to customers in Africa, $8.3 million of sales to customers in the Middle East, $5.4 million of sales to customers in Latin American countries, and $11.3 million of sales to customers in the Commonwealth of Independent States, or former Soviet Union (CIS). The majority of our foreign sales are denominated in U.S. dollars. For the three months ended March 31, 2007, international sales comprised 54% of total net revenues. Certain of these countries have experienced economic problems and uncertainties from time to time. To the extent that world events or economic conditions negatively affect our future sales to customers in these and other regions of the world or the collectibility of our existing receivables, our future results of operations, liquidity and financial condition may be adversely affected. We currently require customers in these higher risk countries to provide their own financing and in some cases have assisted the customer in organizing international financing and Export-Import credit guarantees provided by the United States government. We do not currently extend long-term credit through notes to companies in countries we consider to be inappropriate for credit risk purposes.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Please refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2006, for a discussion regarding the Company’s quantitative and qualitative disclosures about market risk. There have been no material changes to those disclosures during the three months ended March 31, 2007.
Item 4. Controls and Procedures
     Disclosure Controls and Procedures. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of March 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2007, our disclosure controls and procedures were effective such that the information relating to our company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that there has not been any change in our internal control over financial reporting during that quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.
     This report (as well as certain oral statements made from time to time by authorized representatives on behalf of our company) contain statements concerning our future results and performance and other matters that are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Exchange Act. These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of such terms or other comparable terminology. Examples of other forward-looking statements contained in this report (or in such oral statements) include statements regarding:
•	expected net revenues, operating profit and net income;

•	expected gross margins for our products and services;

•	future benefits to our customers to be derived from new products and services, such as FireFly;

•	future growth rates for certain of our products and services;

•	expectations of oil and natural gas exploration and production companies and contractor end-users purchasing our more expensive, more technologically advanced products and services;

•	the degree and rate of future market acceptance of our new products and services;

•	expectations regarding future mix of business and future asset recoveries;

•	the timing of anticipated sales;

•	anticipated timing and success of commercialization and capabilities of products and services under development, and start- up costs associated with their development;

•	expected improved operational efficiencies from our Full-Wave Digital® products and services;

•	success in integrating our acquired businesses;

•	potential future acquisitions;

•	future levels of capital expenditures;

•	future cash needs and future sources of cash, including availability under our new revolving line of credit facility and the retirement of our outstanding Convertible Notes that mature in 2008;

•	the outcome of pending or threatened disputes and other contingencies;

•	future demand for seismic equipment and services;

•	future seismic industry fundamentals;

•	the adequacy of our future liquidity and capital resources;

•	future oil and gas commodity prices;

•	future opportunities for new products and projected research and development expenses;

•	future worldwide economic conditions;

•	expected decline in our consolidated effective tax rate over the remaining nine months of 2007;

•	expectations regarding realization of deferred tax assets; and

•	anticipated results regarding accounting estimates we make.
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

     Information regarding factors that may cause actual results to vary from our expectations, called “risk factors,” appears in our Annual Report on Form 10-K for the year ended December 31, 2006 in Part I, Item 1A. “Risk Factors.” There have been no material changes from the risk factors previously disclosed in that Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     (c) During the three months ended March 31, 2007, in connection with the lapse of restrictions on shares of our restricted stock held by certain employees, we acquired shares of our common stock in satisfaction of tax withholding obligations that were incurred on the vesting date. The date of acquisition, number of shares and average effective acquisition price per share, were as follows:

				(d) Maximum Number
				(or Approximate
				Dollar
			(c) Total Number of	Value) of Shares
			Shares Purchased as	That
	(a)	(b)	Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Acquired	Paid Per Share	Program	Program
January 1, 2007 to January 31, 2007	3,836	$13.42	Not applicable	Not applicable
February 1, 2007 to February 28, 2007	—	—	Not applicable	Not applicable
March 1, 2007 to March 31, 2007	1,131	$12.47	Not applicable	Not applicable

Total	4,967	$13.21

Item 6. Exhibits
31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. §1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INPUT/OUTPUT, INC.

By	/s/ R. Brian Hanson R. Brian Hanson
Executive Vice President and Chief Financial Officer
Date: May 10, 2007

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