Form 10-Q
period 2007-06-30
INPUT OUTPUT INC
filed 2007-08-09
CIK 866609

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER 1-12691
INPUT/OUTPUT, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE
(State or other jurisdiction of	22-2286646
incorporation or organization)	(I.R.S. Employer Identification No.)

2105 CityWest Blvd
Suite 400
Houston, Texas	77042-2839
(Address of principal executive offices)	(Zip Code)
2101 CityWest Blvd.
Building III, Suite 400
Houston, TX 77042
(Former name, former address and former fiscal year if changed since last report)
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
Large accelerated ☐          Accelerated filer ☑           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes: ☐ No: ☑
At July 31, 2007, there were 80,925,070 shares of common stock, par value $0.01 per share, outstanding.

INPUT/OUTPUT, INC. AND SUBSIDIARIES
TABLE OF CONTENTS FOR FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2007

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
INPUT/OUTPUT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2007	2006
	(In thousands, except share data)
ASSETS

Current assets:
Cash and cash equivalents	$11,539	$17,056
Restricted cash	1,676	1,044
Accounts receivable, net	141,449	167,747
Current portion of notes receivable, net	12,485	6,299
Unbilled receivables	27,383	28,599
Inventories	146,421	115,520
Prepaid expenses and other current assets	17,278	9,854

Total current assets	358,231	346,119
Notes receivable	1,126	4,968
Non-current deferred income tax asset	6,914	6,197
Property, plant and equipment, net	37,328	38,129
Multi-client data library, net	44,370	33,072
Investments at cost	4,436	4,254
Goodwill	156,736	156,091
Intangible and other assets, net	60,985	66,306

Total assets	$670,126	$655,136

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable and current maturities of long-term debt	$7,026	$6,566
Accounts payable	49,016	47,844
Accrued expenses	49,788	50,819
Accrued multi-client data library royalties	24,260	27,197
Deferred revenue	20,266	37,442
Deferred income tax liability	5,909	5,909

Total current liabilities	156,265	175,777
Long-term debt, net of current maturities	87,610	70,974
Non-current deferred income tax liability	3,806	4,142
Other long-term liabilities	4,271	4,588

Total liabilities	251,952	255,481

Cumulative convertible preferred stock	30,000	29,987

Stockholders’ equity:
Common stock, $0.01 par value; authorized 200,000,000 shares; outstanding 80,856,099 and 80,123,486 shares at June 30, 2007 and December 31, 2006, respectively, net of treasury stock	818	810
Additional paid-in capital	501,349	493,605
Accumulated deficit	(112,946)	(123,095)
Accumulated other comprehensive income	5,537	4,859
Treasury stock, at cost, 853,402 and 850,428 shares at June 30, 2007 and December 31, 2006, respectively	(6,584)	(6,511)

Total stockholders’ equity	388,174	369,668

Total liabilities and stockholders’ equity	$670,126	$655,136

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

INPUT/OUTPUT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Product revenues	$135,861	$92,829	$259,341	$158,478
Service revenues	29,295	48,162	70,860	68,862

Total net revenues	165,156	140,991	330,201	227,340

Cost of products	98,548	67,032	191,437	113,568
Cost of services	21,136	27,001	55,312	43,052

Gross profit	45,472	46,958	83,452	70,720

Operating expenses:
Research and development	13,042	8,189	23,161	15,270
Marketing and sales	9,608	10,470	20,245	18,645
General and administrative	11,316	10,906	22,596	20,539

Total operating expenses	33,966	29,565	66,002	54,454

Income from operations	11,506	17,393	17,450	16,266
Interest expense	(1,800)	(1,426)	(3,253)	(2,825)
Interest income	524	567	1,139	887
Other expense	(420)	(603)	(647)	(622)

Income before income taxes and change in accounting principle	9,810	15,931	14,689	13,706
Income tax expense	2,145	971	3,349	1,913

Net income before change in accounting principle	7,665	14,960	11,340	11,793
Cumulative effect of change in accounting principle	—	—	—	398

Net income	7,665	14,960	11,340	12,191
Preferred stock dividends and accretion	589	600	1,191	1,165

Net income applicable to common shares	$7,076	$14,360	$10,149	$11,026

Basic net income per share:
Net income per basic share before change in accounting principle	$0.09	$0.18	$0.13	$0.13
Cumulative effect of change in accounting principle	—	—	—	0.01

Net income per basic share	$0.09	$0.18	$0.13	$0.14

Diluted net income per share:
Net income per diluted share before change in accounting principle	$0.08	$0.16	$0.12	$0.13
Cumulative effect of change in accounting principle	—	—	—	0.01

Net income per diluted share	$0.08	$0.16	$0.12	$0.14

Weighted average number of common shares outstanding:
Basic	80,550	79,308	80,384	79,222
Diluted	97,806	98,893	83,379	80,919
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

INPUT/OUTPUT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income	$11,340	$12,191
Adjustments to reconcile net income to cash provided by operating activities:
Cumulative effect of change in accounting principle	—	(398)
Depreciation and amortization (other than multi-client library)	13,056	10,827
Amortization of multi-client library	12,894	9,091
Stock-based compensation expense related to stock options, nonvested stock and employee stock purchases	3,129	2,868
Deferred income tax	(455)	(398)
Bad debt expense	205	219
Gain on sale of fixed assets	(171)	(24)
Change in operating assets and liabilities:
Accounts and notes receivable	23,936	3,945
Unbilled receivables	1,216	(7,506)
Inventories	(30,317)	(12,847)
Accounts payable, accrued expenses and accrued royalties	(1,520)	8,873
Deferred revenue	(17,212)	9,654
Other assets and liabilities	(7,292)	4,043

Net cash provided by operating activities	8,809	40,538

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,348)	(3,305)
Investment in multi-client data library	(24,192)	(15,833)
Proceeds from the sale of fixed assets	264	45
Increase in cost method investment	(182)	(254)
Proceeds from collection of note receivable associated with the sale of a facility	—	2,000

Net cash used in investing activities	(28,458)	(17,347)

Cash flows from financing activities:
Borrowings under revolving line of credit	86,000	—
Repayments under revolving line of credit	(70,000)	(2,986)
Payments on notes payable and long-term debt	(4,612)	(3,279)
Payment of preferred dividends	(1,178)	(1,090)
Proceeds from employee stock purchases and exercise of stock options	4,588	1,561
Purchases of treasury stock	(117)	(33)

Net cash provided by (used in) financing activities	14,681	(5,827)

Effect of change in foreign currency exchange rates on cash and cash equivalents	(549)	692

Net (decrease) increase in cash and cash equivalents	(5,517)	18,056
Cash and cash equivalents at beginning of period	17,056	15,853

Cash and cash equivalents at end of period	$11,539	$33,909

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

INPUT/OUTPUT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation
     The consolidated balance sheet of Input/Output, Inc. and its subsidiaries (collectively referred to as the “Company” or “I/O”, unless the context otherwise requires) at December 31, 2006 has been derived from the Company’s audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 2007, the consolidated statements of operations for the three and six months ended June 30, 2007 and 2006, and the consolidated statements of cash flows for the six months ended June 30, 2007 and 2006 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the operating results for a full year or of future operations.
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
     During the fourth quarter of 2006, the Company determined that a portion of service revenues had been previously reported as product revenues during the first three quarters of 2006. The Company has reclassified these into service revenues, with no impact on total revenues for any reported period.
(2) Summary of Significant Accounting Policies and Estimates
     Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, for a complete discussion of the Company’s significant accounting policies and estimates, except for the addition of the following significant accounting policy.
     Income Taxes – Accounting for Uncertainty in Income Taxes. In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in accordance with Financial Accounting Standards No. 109, “Accounting for Income Taxes” (FAS 109). FIN 48 clarifies the application of FAS 109 by defining criteria that an individual tax position must satisfy in order for any part of the benefit of that position to be recognized in the financial statements. Additionally, FIN 48 provides guidance on the measurement, derecognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. The provisions of FIN 48 were effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to beginning retained earnings. The Company adopted FIN 48 on January 1, 2007. The adoption resulted in no adjustment to beginning retained earnings. See Note 7 for additional information.
(3) Segment and Product Information
     The Company measures segment operating results based on income from operations. The Company evaluates and reviews results based on four segments –Land Imaging Systems, Marine Imaging Systems, Data Management Solutions (which collectively form the I/O Systems Division) and the I/O Solutions Division (formerly referred to as Seismic Imaging Solutions) – to allow for increased visibility and accountability of costs and more focused customer service and product development. Intersegment sales are insignificant for all periods presented.

     A summary of segment information for the three and six months ended June 30, 2007 and 2006, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net revenues:
I/O Systems Division:
Land Imaging Systems	$90,263	$49,808	$163,749	$84,755
Marine Imaging Systems	35,677	38,516	79,826	65,126
Data Management Solutions	10,620	5,654	17,180	10,131

Total I/O Systems Division	136,560	93,978	260,755	160,012
I/O Solutions Division (Seismic Imaging Solutions)	28,596	47,013	69,446	67,328

Total	$165,156	$140,991	$330,201	$227,340

Income (loss) from operations:
I/O Systems Division:
Land Imaging Systems	$6,653	$3,568	$11,018	$4,593
Marine Imaging Systems	10,175	9,102	22,165	16,518
Data Management Solutions	4,957	1,756	6,738	2,966

Total I/O Systems Division	21,785	14,426	39,921	24,077
I/O Solutions Division (Seismic Imaging Solutions)	405	13,039	(11)	12,053
Corporate	(10,684)	(10,072)	(22,460)	(19,864)

Total	$11,506	$17,393	$17,450	$16,266

(4) Inventories
     A summary of inventories is as follows (in thousands):

	June 30,	December 31,
	2007	2006
Raw materials and subassemblies	$68,429	$52,628
Work-in-process	15,968	13,324
Finished goods	72,841	59,448
Reserve for excess and obsolete inventories	(10,817)	(9,880)

Inventories, net	$146,421	$115,520

     Over the last several years, the Company has increased its use of contract manufacturers as an alternative to in-house manufacturing. Under some of the Company’s outsourcing arrangements, its manufacturing outsourcers directly purchase inventory at agreed-upon quantities and lead times in order to meet the Company’s scheduled deliveries. If demand proves to be less than the Company originally forecasted (thereby causing the Company to cancel its committed purchase orders with its manufacturing outsourcer), its outsourcer may have the right to require the Company to purchase inventory which it had purchased on the Company’s behalf.
(5) Net Income per Common Share
     Basic net income per common share is computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted net income per common share is determined based on the assumption that dilutive restricted stock and restricted stock unit awards have vested and outstanding dilutive stock options have been exercised and the aggregate proceeds were used to reacquire common stock using the average price of such common stock for the period. The total number of shares issued or committed for issuance under outstanding stock options at June 30, 2007 and 2006 were 6,044,267 and 6,535,403, respectively, and the total number of shares of restricted stock and restricted stock units at June 30, 2007 and 2006 were 1,121,252 and 833,150, respectively. The number of shares issued under stock option exercises during the six months ended June 30, 2007 and 2006 were 612,631 and 275,354 shares, respectively.
     The Company has outstanding $60.0 million of convertible senior notes, for which 13,888,890 common stock may currently be acquired upon their full conversion, and 30,000 outstanding shares of Series D-1 Cumulative Convertible Preferred Stock (Series D-1 Preferred Stock), which may presently be converted, at the holder’s election, into up to 3,812,428 shares of common stock. As highlighted in the table below, the convertible senior notes and preferred stock are dilutive for certain of the periods presented and therefore have been included in the computation of diluted net income per share in those periods.

     The following table summarizes the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income before change in accounting principle	$7,076	$14,360	$10,149	$10,628
Cumulative effect of change in accounting principle	—	—	—	398

Net income applicable to common shares	7,076	14,360	10,149	11,026
Income impact of assumed convertible debt conversion	1,007	1,007	—	—
Income impact of assumed convertible preferred stock conversion	—	600	—	—

Net income after impact of assumed convertible debt and preferred stock conversions	$8,083	$15,967	$10,149	$11,026

Weighted average number of common shares outstanding	80,550	79,308	80,384	79,222
Effect of dilutive stock awards	3,367	1,883	2,995	1,697
Effect of convertible debt conversion	13,889	13,889	—	—
Effect of convertible preferred stock conversion	—	3,813	—	—

Weighted average number of diluted common shares outstanding	97,806	98,893	83,379	80,919

Basic net income per share:
Net income per basic share before change in accounting principle	$0.09	$0.18	$0.13	$0.13
Cumulative effect of change in accounting principle	—	—	—	0.01

Net income per basic share	$0.09	$0.18	$0.13	$0.14

Diluted net income per share:
Net income per diluted share before change in accounting principle	$0.08	$0.16	$0.12	$0.13
Cumulative effect of change in accounting principle	—	—	—	0.01

Net income per diluted share	$0.08	$0.16	$0.12	$0.14

(6) Notes Payable, Long-term Debt and Lease Obligations

	June 30,	December 31,
Obligations	2007	2006
$75.0 million revolving line of credit	$16,000	$—
$60.0 million convertible senior notes	60,000	60,000
Facility lease obligation	5,135	5,276
Equipment capital leases and other notes payable	13,501	12,264

Total	$94,636	$77,540

     Revolving Line of Credit. In March 2007, the Company obtained a $75.0 million revolving line of credit (the “Facility”) with a scheduled maturity in March 2011. The Facility replaced the Company’s $25.0 million revolving line of credit facility, which was scheduled to mature in May 2008. The outstanding balance of indebtedness under the Facility was $16.0 million at June 30, 2007. The Facility is available for revolving credit borrowings to be used for the Company’s working capital needs and general corporate purposes, subject to a borrowing base. In addition, the Facility includes a $25.0 million sub-limit for the issuance of documentary and standby letters of credit of which $1.0 million had been issued at June 30, 2007. The Facility may also be used to fund the repayment of the Company’s 5.50% convertible senior notes indebtedness that is due on December 15, 2008 (Convertible Notes), so long as after funds are advanced for that purpose, there remains at least $30.0 million under the borrowing base that is available for borrowings under the Facility. The Facility includes an accordion feature under which the total commitments under the Facility may be increased to $100.0 million, subject to the satisfaction of certain conditions.
     The Facility borrowing base is calculated based on the sum of (i) 85% of eligible accounts receivable, eligible foreign accounts receivable and insured foreign accounts receivable, plus (ii) the lesser of (x) thirty percent (30%) of eligible inventory or (y) $20.0 million. For purposes of this calculation, eligible foreign accounts receivable cannot exceed $23.5 million. As of June 30, 2007, the borrowing base calculation permitted total borrowings of $75.0 million, of which $58.0 million remained available.
     The interest rate on borrowings under the Facility will be, at the Company’s option, (i) an “alternate base rate” (as defined in the Facility credit agreement) or (ii) for Eurodollar borrowings, a LIBOR rate plus an applicable margin. The amount of the applicable margin will be based on the Company’s then-current leverage ratio as defined in the credit agreement. The applicable margin will be increased by 0.50% with respect to any borrowings that are applied to repay the Convertible Notes. The option (i) interest rate in effect at June 30, 2007 was 8.25%. The Company had no borrowings under option (ii) as of June 30, 2007.
     The Company is obligated to pay a commitment fee of 0.25% per annum on the unused portion of the Facility. A significant portion of the Company’s assets are pledged as collateral for outstanding borrowings under the Facility. The Facility credit agreement restricts the Company’s ability to pay common stock dividends, incur additional debt, sell significant assets, acquire other businesses, merge with other entities and take certain other actions without the consent of the lenders. The credit agreement requires compliance with certain financial and non-financial covenants, including requirements related to (i) maintaining a minimum fixed charge coverage ratio of 1.25 to 1.0, and (ii) not exceeding a maximum leverage ratio of 2.75 to 1.0 (provided that, upon the Company’s repaying the outstanding indebtedness under the Convertible Notes, the maximum leverage ratio shall fall to 2.50 to 1.0 for 12 months and then 2.0 to 1.0 thereafter). At June 30, 2007, the Company was in compliance with all of the covenants under the credit agreement.
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
     Facility Lease Obligation. In 2001, the Company sold its facilities, located in Stafford, Texas, for $21.0 million. Simultaneously with the sale, the Company entered into a non-cancelable twelve-year lease with the purchaser of the property. Because the Company retained a continuing involvement in the property that precluded sale-leaseback treatment for financial accounting purposes, the sale-leaseback transaction was accounted for as a financing transaction.
     In June 2005, the owner sold the facilities to two parties, which were unrelated to each other as well as unrelated to the seller. In conjunction with the sale of the facilities, the Company entered into two separate lease arrangements for each of the facilities with the new owners. One lease, which was classified as an operating lease, has a twelve-year lease term. The second lease, continues to be accounted for as a financing transaction due to the Company’s continuing involvement in the property as a lessee, and has a ten-year lease term which the Company does not expect to renew. The Company recorded the commitment under the second lease as a $5.5 million lease obligation at an implicit rate of 11.7% per annum. Both leases have renewal options allowing the Company to extend the leases for up to an additional twenty-year term.
     Equipment Capital Leases. The Company has entered into a series of equipment loans that are due in installments for the purpose of financing the purchase of computer equipment, in the form of capital leases expiring in various years through 2010. Interest charged under these loans range from 5.9% to 9.4% and the leases are collateralized by liens on the computer equipment. During the six months ended June 30, 2007 and 2006, the Company entered into various capital leases for computer equipment totaling $5.7 million and $5.6 million, respectively.
(7) Income Taxes
     In 2002, the Company established a valuation allowance for substantially all of its deferred tax assets. Since that time, the Company has continued to record a valuation allowance. The valuation allowance was calculated in accordance with the provisions of FAS 109, “Accounting for Income Taxes,” which require that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. The Company will continue to reserve for substantially all net deferred tax assets until there is sufficient evidence to warrant reversal. The Company’s effective tax rate for the three months ended June 30, 2007 and 2006 was 21.9% and 6.1%, respectively, which is primarily related to the Company’s earnings in its foreign jurisdictions. The Company’s effective tax rate for the six months ended June 30, 2007 and 2006 was 22.8% and 14.0%, respectively.
     As a result of implementation of FIN 48, the Company recorded no adjustment to beginning retained earnings because there are no unrecognized tax benefits. The Company does not expect to recognize significant increases in unrecognized tax benefits during the next twelve month period.
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

(8) Comprehensive Net Income
     The components of comprehensive net income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income applicable to common shares	$7,076	$14,360	$10,149	$11,026
Foreign currency translation adjustment	753	2,788	678	656

Comprehensive net income	$7,829	$17,148	$10,827	$11,682

(9) Stock-Based Compensation – Valuation Assumptions
     The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

	Six Months Ended June 30,
	2007	2006
Risk-free interest rates	4.5% - 4.9%	4.4% - 5.2%
Expected lives (in years)	4.5	4.5
Expected dividend yield	0%	0%
Expected volatility	45.0% - 48.8%	52.1%
     The computation of expected volatility during the six months ended June 30, 2007 and 2006 was based on an equally weighted combination of historical volatility and market-based implied volatility. Historical volatility was calculated from historical data for a period of time approximately equal to the expected term of the option award, starting from the date of grant. Market-based implied volatility was derived from traded options on the Company’s common stock having a term of six months. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.
(10) Commitments and Contingencies
     Legal Matters: In September 2003, a former employee of the Company filed a lawsuit against the Company in the 127th Judicial District Court, Harris County, Texas, alleging that the Company terminated the employee’s employment as the result of age discrimination. The case was transferred to the 268th District Court for Fort Bend County, Texas, and, in November 2005, the case was removed to the United States District Court for the Southern District of Texas (Gaines Watkins v. Input/Output, Inc., Civil Action No. H-05-03940). In June 2007, the case was tried to a jury, and the jury returned a verdict in favor of the plaintiff and found that the plaintiff was entitled to a total of $450,000 in back pay and $50,000 in front pay. The jury also found that the Company acted willfully in discharging the plaintiff. Under the Age Discrimination in Employment Act of 1967, the plaintiff may be awarded an additional amount of liquidated damages equal to the plaintiff’s lost back wages if the jury determines that the age discrimination was willful. The judge may also award the plaintiff reasonable attorney’s fees and costs. As of the date of this filing, a judgment has not yet been entered by the presiding judge; however, management believes that the ultimate resolution of this case will not have a material adverse impact on the Company’s financial condition, results of operations or liquidity. At June 30, 2007, the Company recorded an estimated loss of $1.0 million attributable to this case.
     The Company has been named in various other lawsuits or threatened actions that are incidental to its ordinary business. Such lawsuits and actions could increase in number as the Company’s business expands and the Company grows larger. Litigation is inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time consuming, cause the Company to incur costs and expenses, require significant amounts of management time, and result in the diversion of significant operational resources. The results of these lawsuits and actions cannot be predicted with certainty. Management currently believes that the ultimate resolution of these matters will not have a material adverse impact on the financial condition, results of operations or liquidity of the Company.
     Warranties: The Company generally warrants that all of its manufactured equipment will be free from defects in workmanship, materials and parts. Warranty periods generally range from 30 days to three years from the date of original purchase, depending on the product. The Company provides for estimated warranty as a charge to cost of sales at time of sale, which is when estimated future expenditures associated with such contingencies become probable and reasonably estimated. However, new information may become available, or circumstances (such as applicable laws and regulations) may change, thereby resulting in an increase or decrease in the amount required to be accrued for such matters (and therefore a decrease or increase in reported net income in the period of such change). A summary of warranty activity is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Balance at beginning of period	$7,300	$4,359	$6,255	$3,896
Accruals for warranties issued during the period	2,888	1,920	5,485	3,529
Settlements made (in cash or in kind) during the period	(1,613)	(1,402)	(3,165)	(2,548)

Balance at end of period	$8,575	$4,877	$8,575	$4,877

(11) Concentration of Credit and Foreign Sales Risks
     For the six months ended June 30, 2007, $35.5 million, or 10.8%, of consolidated net revenues, were attributable to land system sales to Oil & Natural Gas Corporation, Ltd. (ONGC), the national oil company of India. At June 30, 2007, $30.0 million, or 21.2% of our total accounts receivable related to this customer. The outstanding balance of these receivables is secured by letters of credit. For the six months ended June 30, 2007 and 2006, $21.4 million, or 6.5%, and $21.4 million, or 9.4%, respectively, of consolidated net revenues, were attributable to marine equipment sales to Reservoir Exploration Technology (RXT). At June 30, 2007, $6.7 million of our total notes receivable related to this customer. The loss of these customers or deterioration in the Company’s relationship with either of these customers could have a material adverse effect on the Company’s results of operations and financial condition.
     For the six months ended June 30, 2007, the Company recognized $69.6 million of sales to customers in Europe, $56.0 million of sales to customers in the Asia-Pacific region, $21.9 million of sales to customers in Africa, $19.5 million of sales to customers in the Middle East, $6.2 million of sales to customers in Latin American countries, and $23.0 million of sales to customers in the Commonwealth of Independent States, or former Soviet Union (CIS). The majority of the Company’s foreign sales are denominated in U.S. dollars. For the six months ended June 30, 2007 and 2006, international sales comprised 59% and 76%, respectively, of total net revenues. Certain of these countries have experienced economic problems and uncertainties from time to time. To the extent that world events or economic conditions negatively affect the Company’s future sales to customers in these and other regions of the world or the collectibility of the Company’s existing receivables, the Company’s future results of operations, liquidity and financial condition may be adversely affected.
(12) Recent Accounting Pronouncements
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
     In January 2007, we created a new division, the I/O Solutions Division, which combined our established Seismic Imaging Solutions data processing services and Integrated Seismic Solutions service businesses of GX Technology Corporation (GXT) with two new business units – FireFly Solutions and Seabed Solutions. This division was created to deliver integrated hardware and services solutions for full-wave imaging in both the land and marine environments. This division will focus on addressing the customer’s entire seismic transaction – from the data acquisition phase to the data processing phase – and will apply our latest developments in systems and processing technology. The FireFly Solutions unit will focus on the integration of data processing services with our new FireFly cableless full-wave land acquisition system, while the Seabed Solutions unit will center on integrating our data processing services with our latest generation of marine products. Revenue associated with the sale of FireFly equipment will continue to be reported under the Land Imaging Systems segment. The creation of this new division did not have an impact on our previously reported business segment classification.
     Our current growth strategy is focused on the following key areas:
•	Expanding our I/O Solutions business in new regions with new customers and with new service offerings, including proprietary services for owners and operators of oil and gas properties;

•	Globalizing our I/O Solutions data processing business by opening advanced imaging centers in new locations, and expanding our presence in the land seismic processing segment;

•	Successfully developing and introducing our next-generation of marine towed streamer products;

•	Expanding our seabed imaging solutions business using our VectorSeis® Ocean acquisition platform and derivative products;

•	Increasing our market share in cable-based land acquisition systems through our new Scorpion® acquisition system; and

•	Ongoing development and further commercialization of FireFly, our cableless full-wave land acquisition system.
     For the three and six month periods ended June 30, 2007, our product revenues (equipment and systems revenues) increased significantly over that for the comparable period in 2006. Our service revenues declined for the three months ended June 30, 2007, mainly due to the timing and mix of sales from our GXT multi-client seismic data library. Our service revenues slightly increased during the six months ended June 30, 2007 compared to 2006. All four of our operating business segments experienced percentage increases in their revenues compared to their revenues for the comparable six month period in 2006. Overall income from operations for the six months ended June 30, 2007 was approximately 7% higher than income from operations for the comparable period in 2006.
     During the six months ended June 30, 2007, we continued to see interest in our new technologies. For example:
•	In the fourth quarter of 2006, we delivered our new FireFly cableless full-wave land seismic data acquisition system for the first field application in a project in the Wamsutter gas fields in Wyoming. In March 2007, Apache Corporation began their deployment of this system at a project located in northeast Texas; the survey was completed in June 2007 and results are currently being assessed. In the first quarter of 2007, we recognized revenues of $20.8 million associated with this system sale, which was used on both the surveys in Wamsutter and northeast Texas.

•	During February 2007, we announced the receipt of an order for approximately $29 million from Reservoir Exploration Technology (RXT), a marine seismic contractor headquartered in Oslo, Norway, for a fourth VectorSeis Ocean (VSO) redeployable ocean-bottom cable system. This system is scheduled to begin delivery in the fourth quarter of 2007. In addition, in May 2007, we entered into a multi-year agreement with RXT under which RXT has agreed to purchase a minimum of $160 million in VSO systems and related equipment over the next four years. This agreement entitles us to receive a royalty of 2.1% of revenues generated by RXT through the use of all VSO equipment from January 2008 through the term of the agreement. In turn, this agreement allows RXT to have exclusive rights to this product line through 2011.

•	During the second quarter of 2007, we delivered nine of the 14 land acquisition systems to Oil & Natural Gas Corporation, Ltd. (ONGC), the national oil company of India, resulting in $35.5 million of revenues during the quarter. The remainder of these systems is scheduled for delivery during the third quarter of this year.
     In March 2007, we obtained a $75.0 million revolving line of credit replacing our previously available $25.0 million revolving line of credit, of which $16.0 million was outstanding at June 30, 2007. See further discussion below of the terms of this new credit facility at “ — Liquidity and Capital Resources.”
     On June 12, 2007, we entered into a series of agreements with Hydro Technology Ventures and Reservoir Innovation AS for the formation of a joint venture company for the purpose of developing, pilot testing and commercializing a full-wave seismic system for permanent monitoring of offshore reservoirs. Hydro Technology is the venture capital arm of Hydro Oil & Energy, a subsidiary of Norsk Hydro ASA, an energy and mining company. Reservoir Innovation is a privately held company based in Bergen, Norway, and develops and commercializes breakthrough technologies for the exploration, development, and production of offshore hydrocarbon reservoirs. Each party to the joint venture has equal operational control over the joint venture company. Under the terms of the agreement, we contributed (licensed) certain of our technology to the joint venture and agreed to sell certain products and to provide temporary employee support to the joint venture.
     We operate our company through four business segments: three of these segments — Land Imaging Systems, Marine Imaging Systems and Data Management Solutions – make up our I/O Systems Division, and the fourth segment is our I/O Solutions Division (formerly referred to as Seismic Imaging Solutions). The following table provides an overview of key financial metrics for our company as a whole and our four business segments during the three and six months ended June 30, 2007 compared to that period one year ago (in thousands, except per share amounts):

			Comparable			Comparable
			Quarter			Year-to-Date
	Three Months Ended		Increase	Six Months Ended		Increase
	June 30,		(Decrease)	June 30,		(Decrease)
	2007	2006		2007	2006
Net revenues:
I/O Systems Division:
Land Imaging Systems	$90,263	$49,808	81.2%	$163,749	$84,755	93.2%
Marine Imaging Systems	35,677	38,516	(7.4%)	79,826	65,126	22.6%
Data Management Solutions	10,620	5,654	87.8%	17,180	10,131	69.6%

Total I/O Systems Division	136,650	93,978	45.4%	260,755	160,012	63.0%
I/O Solutions Division (Seismic Imaging Solutions)	28,596	47,013	(39.2%)	69,446	67,328	3.1%

Total	$165,156	$140,991	17.1%	$330,201	$227,340	45.2%

Income (loss) from operations:
I/O Systems Division:
Land Imaging Systems	$6,653	$3,568	86.5%	$11,018	$4,593	139.9%
Marine Imaging Systems	10,175	9,102	11.8%	22,165	16,518	34.2%
Data Management Solutions	4,957	1,756	182.3%	6,738	2,966	127.2%

Total I/O Systems Division	21,785	14,426	51.0%	39,921	24,077	65.8%
I/O Solutions Division (Seismic Imaging Solutions)	405	13,039	(96.9%)	(11)	12,053	(100.1%)
Corporate	(10,684)	(10,072)	(6.1%)	(22,460)	(19,864)	(13.1%)

Total	$11,506	$17,393	(33.8%)	$17,450	$16,266	7.3%

Net income applicable to common shares	$7,076	$14,360		$10,149	$11,026
Basic net income per common share	$0.09	$0.18		$0.13	$0.14
Diluted net income per common share	$0.08	$0.16		$0.12	$0.14
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
     The information contained in this Quarterly Report on Form 10-Q contains references to our trademarks, service marks and registered marks, as indicated. Except where stated otherwise or unless the context otherwise requires, the terms “VectorSeis,” “GATOR,” “Scorpion,” “Orca” and “FireFly” refer to our VectorSeis®, GATOR®, Scorpion®, Orca® and FireFly® registered marks, and the terms “DigiFIN” and “DigiSHOT” refer to our DigiFIN™ and DigiSHOT™ trademarks and service marks.
Results of Operations
     Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
     Net Revenues: Net revenues of $165.2 million for the three months ended June 30, 2007 increased $24.2 million, or 17.2%, compared to the corresponding period last year. Land Imaging Systems’ net revenues increased by $40.5 million, to $90.3 million compared to $49.8 million in the corresponding period of last year. This increase included revenues related to the delivery of nine land acquisition systems of our 14 system order from India’s ONGC we received in December 2006, and an increase in our vibrator truck sales during the second quarter of 2007. Marine Imaging Systems’ net revenues for the three months ended June 30, 2007 decreased by $2.8 million to $35.7 million compared to $38.5 million in the corresponding period of last year, principally due to the timing of a large order for VectorSeis Ocean (VSO) systems and equipment in the second quarter of 2006 ; this decline was partially offset by stronger sales of our marine positioning and source products in the second quarter of 2007. We expect to begin delivering the next VectorSeis Ocean system ordered by RXT in the fourth quarter of 2007. Our Data Management Solutions segment (Concept Systems) contributed $10.6 million to our net revenues for the second quarter, compared to $5.7 million in the corresponding period of last year. This increase primarily reflects increased energy industry demand for marine seismic work and for the company’s GATOR® and newly launched Orca® towed streamer navigation and data management applications product line.
     Our I/O Solutions Division’s net revenues decreased by $18.4 million, to $28.6 million for the three months ended June 30, 2007, compared to $47.0 million in the corresponding period of last year. The results for the second quarter of 2006 included a large, multi-client seismic data library sale, totalling $11.2 million. This sale accounted for the majority of our data library sales during the second quarter of 2006; there was no similar transaction that occurred in the second quarter of 2007.
     Gross Profit and Gross Profit Percentage: Gross profit of $45.5 million for the three months ended June 30, 2007 decreased $1.5 million, compared to the corresponding period last year. Gross profit percentages for the three months ended June 30, 2007 and 2006 were 27.5% and 33.3%, respectively. The gross profit percentage decreased due primarily to the mix of business including an increase in lower margin vibroseis trucks by Land Imaging Systems and the inclusion of a low-margin pre-funded multi-client survey initiated in the first quarter of 2007 by I/O Solutions. This decrease was partially offset by improved margins on our seabed and source products by Marine Imaging Systems and an increase in higher margin Concept Systems sales in our Data Management Solutions segment.
     Research and Development: Research and development expense was $13.0 million, or 7.9% of net revenues, for the three months ended June 30, 2007, an increase of $4.8 million compared to $8.2 million, or 5.8% of net revenues, for the corresponding period last year. The increase is due primarily to increased personnel costs related to additional hirings, contract labor and professional fees as well as increased costs related to the development of our FireFly version 2.0 system, DigiFIN™ advanced streamer command and control system and our integrated marine acquisition system products. We expect to continue to incur significant research and development expenses as we continue to invest heavily in the next generation of our seismic acquisition products and services, such as our FireFly cableless land data acquisition system platform as well as our next generation of marine products.
     Marketing and Sales: Marketing and sales expense of $9.6 million, or 5.8% of net revenues, for the three months ended June 30, 2007 decreased $0.9 million compared to $10.5 million, or 7.4% of net revenues, for the corresponding period last year. The reduction in marketing and sales expense as a percentage of net revenues reflects our focus on leveraging our marketing and sales costs with our sales growth. The decrease in our sales and marketing expenditures reflects a decrease in commissions and contract labor, partially offset by the hiring of additional sales personnel and the creation of our two new business units, FireFly Solutions and Seabed Solutions, within the I/O Solutions Division. We intend to continue investing significant sums in our marketing efforts as we further penetrate markets for our new products.
     General and Administrative: General and administrative expenses of $11.3 million for the three months ended June 30, 2007 increased $0.4 million compared to $10.9 million for the second quarter of 2006. General and administrative expenses as a percentage of net revenues for the three months ended June 30, 2007 and 2006 were 6.8% and 7.7%, respectively. The reduction in general and administrative expense as a percentage of net revenues reflects our focus on leveraging our administrative costs with our sales growth. The increase in expenditures is primarily due to higher payroll costs associated with an increase in management and corporate personnel, partially offset by a decrease in professional accounting and consulting fees related to audit work in 2007.
     Income Tax Expense: Income tax expense for the three months ended June 30, 2007 was $2.1 million compared to $1.0 million for the three months ended June 30, 2006. Income tax expense consists mainly of non-U.S. and U.S. state income taxes since we continue to maintain a valuation allowance for substantially all of our U.S. federal net deferred tax assets. Our effective tax rate for the three months ended June 30, 2007 and 2006 was 21.9% and 6.1%, respectively. The increase in our effective tax rate relates primarily to improved profitability of our non-U.S. operations, particularly within Concept Systems.
     Preferred Dividend: The preferred dividend relates to our Series D-1 Preferred Stock we issued in February 2005. Quarterly dividends may be paid, at our option, either in cash or by the issuance of our common stock. Dividends are paid at a rate equal to the greater of (i) five percent per annum or (ii) the three month LIBOR rate on the last day of the immediately preceding calendar quarter plus two and one-half percent per annum. All dividends paid on the Series D-1 Preferred Stock have been paid in cash. The Preferred Stock dividend rate was 7.85% at June 30, 2007.
     Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
     Net Revenues: Net revenues of $330.2 million for the six months ended June 30, 2007 increased $102.9 million, or 45.3%, compared to the corresponding period last year. Land Imaging Systems’ net revenues increased by $78.9 million, to $163.7 million compared to $84.8 million in the corresponding period of last year. The increase is due to increased systems sales related to our ONGC order, the recognition of our FireFly sale in the first quarter and an increase in vibrator truck sales compared to the first half of 2006. Marine Imaging Systems’ net revenues increased $14.7 million to $79.8 million compared to $65.1 million in the corresponding period of last year due to increased sales of towed streamer, positioning and source product lines resulting from greater demand for our DigiSHOT digital air gun source control system and our positioning and acoustic equipment. The increase was partially offset by a decrease in our marine acquisition systems sales. Concept Systems contributed $17.2 million to our net revenues for the first six months of 2007, compared to $10.1 million in the corresponding period of last year. This increase primarily reflects increased energy industry demand for Concept Systems’ newly launched Orca product line and for marine seismic work.
     I/O Solutions Division’s net revenues increased $2.1 million to $69.4 million for the six months ended June 30, 2007, compared to $67.3 million in the corresponding period last year. For 2007, increased demand for proprietary processing and pre-funded multi-client surveys exceeded the prior year’s results, but were partially offset by lower sales of off-the-shelf seismic data. The first six months of 2006 included a large, non-recurring multi-client seismic library sale that was not duplicated during the first half of 2007.
     Gross Profit and Gross Profit Percentage: Gross profit of $83.5 million for the six months ended June 30, 2007 increased $12.8 million, compared to the corresponding period last year. Gross profit percentage for the six months ended June 30, 2007 was 25.3% compared to 31.1% in the prior year. The reduction in our gross margin percentage was primarily due to the recognition of the sale of our first FireFly system (which, as a newly-developed system, had relatively high built-in costs of sale) and the mix of business, including an increase in lower margin vibroseis trucks by Land Imaging Systems and the inclusion of a low-margin pre-funded multi-client survey by I/O Solutions. This decrease was partially offset by increased volume in our positioning and data acquisition system electronics by Marine Imaging Systems.
     Research and Development: Research and development expense was $23.2 million, or 7.0% of net revenues for the six months ended June 30, 2007, an increase of $7.9 million compared to $15.3 million, or 6.7% of net revenues, for the corresponding period last year. The increase was due primarily to increased personnel costs related to additional hirings, contract labor and professional fees as well as increased costs related to the development of our FireFly version 2.0 system, our DigiFIN advanced streamer command and control system and our integrated marine acquisition system products. We incurred significant research and development expenses during the six months ended June 30, 2007 and expect to continue to incur significant research and development expenses as we continue to invest heavily in the next generation of our seismic acquisition products and services, such as FireFly and the next generation of marine products.
     Marketing and sales: Marketing and sales expense of $20.2 million, or 6.1% of net revenues, for the six months ended June 30, 2007 increased $1.6 million compared to $18.6 million, or 8.2% of net revenues, for the corresponding period last year. The reduction in marketing and sales expense as a percentage of net revenues reflects our focus on leveraging our marketing and sales costs with our sales growth. The increase of our sales and marketing expenditures is mainly due to an increase in corporate marketing and advertising expenses and an increase in travel associated with our global marketing efforts. We intend to continue investing significant sums in our marketing efforts as we penetrate markets for our new products.
     General and Administrative: General and administrative expenses of $22.6 million for the six months ended June 30, 2007 increased $2.1 million compared to $20.5 million for the corresponding period last year. General and administrative expenses as a percentage of net revenues for the six months ended June 30, 2007 were 6.8% compared to 9.0% for the same period in 2006. The reduction in general and administrative expenses as a percentage of net revenues reflects our focus on leveraging our administrative costs with our sales growth. The increase in expenditures was primarily due to higher payroll costs associated with an increase in management and corporate personnel, partially offset by a decrease in professional accounting, consulting and legal fees related to the on-going 2007 audit.
     Income Tax Expense: Income tax expense for the six months ended June 30, 2007 was $3.3 million compared to $1.9 million for the six months ended June 30, 2006. Income tax expense consists mainly of non-U.S. and U.S. state income taxes since we continue to maintain a valuation allowance for substantially all of our U.S. federal net deferred tax assets. Our effective tax rate for the six months ended June 30, 2007 and 2006 was 22.8% and 14.0%, respectively. The increase in our effective tax rate relates primarily to improved profitability of our non-U.S. operations, particularly within Concept Systems.
Liquidity and Capital Resources
Sources of Capital
     In March 2007, we obtained a $75.0 million revolving line of credit (the “Facility”) with a maturity date of March 2011. The Facility replaced our $25.0 million revolving line of credit facility, which was scheduled to mature in May 2008. The outstanding balance of indebtedness under the Facility was $16.0 million at June 30, 2007. The Facility is available for revolving credit borrowings to be used for our working capital needs and general corporate purposes, subject to a borrowing base. In addition, the Facility includes a $25.0 million sub-limit for the issuance of documentary and standby letters of credit, of which $1.0 million had been issued at June 30, 2007. The Facility may also be used to fund the repayment of our 5.50% convertible senior notes indebtedness that is due on December 15, 2008 (Convertible Notes), so long as after funds are advanced for that purpose, there remains at least $30.0 million under the borrowing base that is available for borrowings under the Facility. See below for further discussion of our outstanding Convertible Notes. The Facility includes an accordion feature under which the total commitments under the Facility may be increased to $100.0 million, subject to the satisfaction of certain conditions.
     The Facility borrowing base is calculated based on the sum of (i) 85% of our total eligible accounts receivable, eligible foreign accounts receivable and insured foreign accounts receivable, plus (ii) the lesser of (x) thirty percent (30%) of eligible inventory or (y) $20.0 million. For purposes of this calculation, eligible foreign accounts receivable cannot exceed $23.5 million. As of June 30, 2007, the borrowing base calculation permitted total borrowings of $75.0 million, of which $58.0 million remained available.
     The interest rate on borrowings under the Facility will be, at our option, (i) an “alternate base rate” (as defined in the credit agreement) or (ii) for Eurodollar borrowings, a LIBOR rate plus an applicable margin. The amount of the margin will be based on our then-current leverage ratio as defined in the Facility credit agreement. The applicable margin will be increased by 0.50% with respect to any borrowings that are applied to repay the Convertible Notes. The interest rate in effect at June 30, 2007 was 8.25% per annum.
     We are obligated to pay a commitment fee of 0.25% per annum on the unused portion of the Facility. A significant portion of our assets are pledged as collateral for outstanding borrowings under the Facility. The Facility credit agreement restricts our ability to pay common stock dividends, incur additional debt, sell significant assets, acquire other businesses, merge with other entities and take certain other actions without the consent of the lenders. The credit agreement requires compliance with certain financial and non-financial covenants, including requirements to (i) maintain a minimum fixed charge coverage ratio of 1.25 to 1.0, and (ii) not exceed a maximum leverage ratio of 2.75 to 1.0 (upon retirement of the Convertible Notes debt, the maximum leverage ratio will be reduced to 2.50 to 1.0 for 12 months, and then to 2.0 to 1.0 thereafter). At June 30, 2007, we were in compliance with all of the covenants under the credit agreement.
     In 2005, we issued 30,000 shares of a newly-designated Series D-1 Cumulative Convertible Preferred Stock (Series D-1 Preferred Stock) in a privately-negotiated transaction, and received $29.8 million in net proceeds. We also granted to the Series D-1 Preferred Stock purchaser an option, which expires on February 16, 2008, to purchase up to an additional 40,000 shares of one or more additional series of Series D Preferred Stock This option is currently exercisable. The additional series of Series D Preferred Stock that may be issued would have similar terms and conditions as the Series D-1 Preferred Stock, but would have a conversion price equal to 122% of the prevailing market price of our common stock at the time of issuance, and would not be less than $6.31 per share (subject to adjustment in certain events). On July 13, 2007, the holder of the Series D-1 Preferred Stock notified us of its election to exercise its option to purchase 15,000 shares of a new series of Series D Preferred Stock for a purchase price of $15 million. Under the terms of the Series D Preferred Stock, the conversion price applicable to such additional shares would be $16.653 per share, subject to adjustment for certain events. The purchase of the additional shares of Series D Preferred Stock has not yet been completed, and the holder of the Series D-1 Preferred Stock has the right to withdraw its election at any time prior to completion.
     The holders of the Series D-1 Preferred Stock have the right to cause us to redeem all or a portion of their shares of Series D-1 Preferred Stock for shares of registered common stock or, at our election, for cash. The number of shares of common stock to be issued by us upon redemption will be determined by dividing the stated value of the share of Series D-1 Preferred Stock being redeemed by the prevailing market price of our common stock at the time of such redemption. If we elect to redeem the shares of Series D-1 Preferred Stock for cash, then we will pay the holders a redemption cash amount, which will also be based on the market price of the shares of common stock otherwise issuable to such holders.
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
Cash Flow from Operations
     We have historically financed operations from internally generated cash and funds from equity and debt financings. Cash and cash equivalents were $11.5 million at June 30, 2007, a decrease of $5.5 million from December 31, 2006. Net cash provided by operating activities was approximately $8.8 million for the six months ended June 30, 2007, compared to $40.5 million for the six months ended June 30, 2006. The decrease in net cash provided by our operating activities was primarily due to increases in our inventories, partially offset by a reduction in our receivables due to increased collections. We expect that the inventories level as of June 30, 2007 will be reduced due to the anticipated delivery of certain products in the third quarter of 2007 associated with the 14 system ONGC order.
Cash Flow from Investing Activities
     Net cash flow used in investing activities was $28.5 million for the six months ended June 30, 2007, compared to $17.3 million for the six months ended June 30, 2006. The principal uses of cash for our investing activities during the six months ended June 30, 2007 were $24.2 million for investments in our multi-client data library and $4.3 million for equipment purchases. We expect to spend an additional $30 million to $60 million for investments in our multi-client data library and on equipment purchases during the remainder of 2007. The range of expenditures for the remainder of the year could vary depending on the level of multi-client seismic data acquisition projects that are initiated during the remainder of 2007. In general, a majority of direct expenses associated with completing a multi-client survey are typically pre-funded by our customers.
Cash Flow from Financing Activities
     Net cash flow provided by financing activities was $14.7 million for the six months ended June 30, 2007, compared to $5.8 million of cash used in financing activities for the six months ended June 30, 2006. The net cash flow during the six months ended June 30, 2007 was primarily related to net borrowings of $16.0 million under our Facility and $4.6 million in proceeds related to the exercise of stock options and stock purchases by our employees during the six months ended June 30, 2007. This net cash flow was partially offset by scheduled principal payments of $4.6 million on our notes payable and capital lease obligations and $1.2 million in cash dividends paid on our outstanding Series D-1 Preferred Stock.
Inflation and Seasonality
     Inflation in recent years has not had a material effect on our costs of goods or labor, or the prices for our products or services. Traditionally, our business has been seasonal, with strongest demand in the fourth quarter of our fiscal year.
Critical Accounting Policies and Estimates
     General. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2006, for a complete discussion of our other significant accounting policies and estimates. There have been no material changes in the current period regarding our critical accounting policies and estimates, except for the following significant accounting policy.
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
     For the six months ended June 30, 2007, $35.5 million, or 10.8%, of consolidated net revenues, were attributable to land system sales to ONGC. At June 30, 2007, $30.0 million, or 21.2% of our total accounts receivable related to this same customer. The outstanding balance of these receivables is secured by letters of credit. For the six months ended June 30, 2007 and 2006, $21.4 million, or 6.5%, and $21.4 million, or 9.4%, respectively, of consolidated net revenues, were attributable to marine equipment sales to Reservoir Exploration Technology (RXT). At June 30, 2007, $6.7 million of our total notes receivable related to this customer. The loss of these customers or deterioration in our relationship with either of these customers could have a material adverse effect on our results of operations and financial condition.

     For the six months ended June 30, 2007, we recognized $69.6 million of sales to customers in Europe, $56.0 million of sales to customers in Asia Pacific, $21.9 million of sales to customers in Africa, $19.5 million of sales to customers in the Middle East, $6.2 million of sales to customers in Latin American countries, and $23.0 million of sales to customers in the Commonwealth of Independent States, or former Soviet Union (CIS). The majority of our foreign sales are denominated in U.S. dollars. For the six months ended June 30, 2007 and 2006, international sales comprised 59% and 76%, respectively of total net revenues. Certain of these countries have experienced economic problems and uncertainties from time to time. To the extent that world events or economic conditions negatively affect our future sales to customers in these and other regions of the world or the collectibility of our existing receivables, our future results of operations, liquidity and financial condition may be adversely affected. We currently require customers in these higher risk countries to provide their own financing and in some cases have assisted the customer in organizing international financing and Export-Import credit guarantees provided by the United States government. We do not currently extend long-term credit through notes to companies in countries we consider to be inappropriate for credit risk purposes.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Please refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2006, for a discussion regarding the Company’s quantitative and qualitative disclosures about market risk. There have been no material changes to those disclosures during the three months ended June 30, 2007.
Item 4. Controls and Procedures
     Disclosure Controls and Procedures. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of June 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2007, our disclosure controls and procedures were effective such that the information relating to our company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
     Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) under the Exchange Act that was conducted during the prior fiscal quarter, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     In September 2003, a former employee of the Company filed a lawsuit against us in the 127th Judicial District Court, Harris County, Texas, alleging that we terminated the employee’s employment as the result of age discrimination. The case was transferred to the 268th District Court for Fort Bend County, Texas, and, in November 2005, the case was removed to the United States District Court for the Southern District of Texas (Gaines Watkins v. Input/Output, Inc., Civil Action No. H-05-03940). In June 2007, the case was tried to a jury, and the jury returned a verdict in favor of the plaintiff and found that the plaintiff was entitled to a total of $450,000 in back pay and $50,000 in front pay. The jury also found that we acted willfully in discharging the plaintiff. Under the Age Discrimination in Employment Act of 1967, the plaintiff may be awarded an additional amount of liquidated damages equal to the plaintiff’s lost back wages if the jury determines that the age discrimination was willful. The judge may also award the plaintiff reasonable attorney’s fees and costs. As of the date of this filing, a judgment has not yet been entered by the presiding judge; however, management believes that the ultimate resolution of this case will not have a material adverse impact on our financial condition, results of operations or liquidity. At June 30, 2007, we recorded an estimated loss of $1.0 million attributable to this case.
     We have been named in various other lawsuits or threatened actions that are incidental to our ordinary business. Such lawsuits and actions could increase in number as our business expands and we grow larger. Litigation is inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, cause us to incur costs and expenses, require significant amounts of management time and result in the diversion of significant operational resources. The results of these lawsuits and actions cannot be predicted with certainty. We currently believe that the ultimate resolution of these matters will not have a material adverse impact on our financial condition, results of operations or liquidity.
Item 1A. Risk Factors.
     This report (as well as certain oral statements made from time to time by authorized representatives on behalf of our company) contain statements concerning our future results and performance and other matters that are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Exchange Act. These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of such terms or other comparable terminology. Examples of other forward-looking statements contained in this report (or in such oral statements) include statements regarding:
•	expected net revenues, operating profit and net income;

•	expected gross margins for our products and services;

•	future benefits to our customers to be derived from new products and services, such as Scorpion and FireFly;

•	future growth rates for certain of our products and services;

•	expectations of oil and natural gas exploration and production companies and contractor end-users purchasing our more expensive, more technologically advanced products and services;

•	the degree and rate of future market acceptance of our new products and services;

•	expectations regarding future mix of business and future asset recoveries;

•	the timing of anticipated sales;

•	anticipated timing and success of commercialization and capabilities of products and services under development, and start- up costs associated with their development;

•	expected improved operational efficiencies from our full-wave digital products and services;

•	success in integrating our acquired businesses;

•	potential future acquisitions;

•	future levels of capital expenditures;

•	future cash needs and future sources of cash, including availability under our new revolving line of credit facility and the retirement of our outstanding Convertible Notes that mature in 2008;

•	the outcome of pending or threatened disputes and other contingencies;

•	future demand for seismic equipment and services;

•	future seismic industry fundamentals;

•	the adequacy of our future liquidity and capital resources;

•	future oil and gas commodity prices;

•	future opportunities for new products and projected research and development expenses;

•	future worldwide economic conditions;

•	expected decline in our consolidated effective tax rate over the remaining six months of 2007;

•	expectations regarding realization of deferred tax assets; and

•	anticipated results regarding accounting estimates we make.
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
     Information regarding factors that may cause actual results to vary from our expectations, called “risk factors,” appears in our Annual Report on Form 10-K for the year ended December 31, 2006 in Part I, Item 1A. “Risk Factors.” There have been no material changes from the risk factors previously disclosed in that Form 10-K, except for the addition of the following risk factor:
Reservoir Exploration Technology (RXT) has been a significant customer of the Company’s Marine Imaging Systems segment. A loss of business from this customer could adversely affect the Company’s sales and financial condition if RXT is not replaced by another customer or customers.
     In May 2007, we entered into a multi-year agreement with RXT under which they have agreed to purchase a minimum of $160 million in VectorSeis Ocean (VSO) systems and related equipment over the next four years. In addition, this agreement entitles us to receive a royalty of 2.1% of revenues generated by RXT through the use of all VSO equipment over the term of the agreement. In turn, this agreement allows RXT to have exclusive rights to this product line through 2011.
     For the six months ended June 30, 2007 and 2006, $21.4 million, or 6.5%, and $21.4 million, or 9.4%, respectively, of consolidated net revenues, were attributable to marine equipment sales to RXT. At June 30, 2007, $6.7 million of our total notes receivable related to this customer. The loss of this customer or a significant reduction in their equipment or systems needs could reduce our sales volumes and revenues and lessen our cash flows, and thereby have a material adverse effect on our results of operations and financial condition. Unless we can broaden our customer base, we can give no assurances that the revenues and cash flows from the customer can be replaced. To the extent that the risks faced by RXT cause it to curtail its business activities or to make timely payments to its suppliers, we are subject to the same risks.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     (c) During the three months ended June 30, 2007, in connection with the lapse of restrictions on shares of our restricted stock held by certain employees, we acquired shares of our common stock in satisfaction of tax withholding obligations that were incurred on the vesting date. The date of acquisition, number of shares and average effective acquisition price per share, were as follows:

				(d) Maximum Number
				(or Approximate
				Dollar
			(c) Total Number of	Value) of Shares
			Shares Purchased as	That
	(a)	(b)	Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Acquired	Paid Per Share	Program	Program
April 1, 2007 to April 30, 2007	2,036	$13.84	Not applicable	Not applicable
May 1, 2007 to May 31, 2007	1,545	$15.11	Not applicable	Not applicable
June 1, 2007 to June 30, 2007	—	—	Not applicable	Not applicable

Total	3,581	$14.39

Item 4. Submission of Matters to a Vote of Security Holders.
     The following matters were submitted to a vote of stockholders during our 2007 annual meeting of stockholders held on May 21, 2007 in Houston, Texas, and were approved by stockholders.

		Votes Cast For	Votes Withheld
1.	Election of Directors for a Three-Year Term Expiring in 2010
	Franklin Myers	68,392,353	753,341
	Bruce S. Appelbaum	68,781,151	364,543
	S. James Nelson, Jr.	68,778,180	367,514

					Broker Non-
		For	Against	Abstain	Votes
2.	Approval of Amendments to 2004 Long-Term Incentive Plan	40,925,253	15,484,185	767,982	11,968,274
3.	Ratification of Ernst & Young LLP as Independent Registered Public Accountants	68,910,158	149,816	85,720	—
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

Date: August 9, 2007

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