Form 10-Q
period 2007-09-30
ION GEOPHYSICAL CORP
filed 2007-11-08
CIK 866609

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 1-12691

ION GEOPHYSICAL CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	22-2286646
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2105 CityWest Blvd.
Suite 400
Houston, Texas	77042-2839
(Address of principal executive offices)	(Zip Code)

INPUT/OUTPUT, INC.
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes: ☐ No: ☒

At October 31, 2007, there were 81,296,495 shares of common stock, par value $0.01 per share, outstanding.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS FOR FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2007	December 31, 2006
	(In thousands, except share data)
ASSETS

Current assets:
Cash and cash equivalents	$26,035	$17,056
Restricted cash	3,635	1,044
Accounts receivable, net	115,282	167,747
Current portion of notes receivable, net	9,761	6,299
Unbilled receivables	48,914	28,599
Inventories	141,675	115,520
Prepaid expenses and other current assets	16,784	9,854
Total current assets	362,086	346,119
Notes receivable	453	4,968
Non-current deferred income tax asset	6,314	6,197
Property, plant and equipment, net	37,550	38,129
Multi-client data library, net	53,353	33,072
Investments at cost	4,436	4,254
Goodwill	157,120	156,091
Intangible and other assets, net	58,249	66,306
Total assets	$679,561	$655,136

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable and current maturities of long-term debt	$7,730	$6,566
Accounts payable	49,455	47,844
Accrued expenses	59,000	50,819
Accrued multi-client data library royalties	26,435	27,197
Deferred revenue	18,124	37,442
Deferred income tax liability	5,909	5,909
Total current liabilities	166,653	175,777
Long-term debt, net of current maturities	71,528	70,974
Non-current deferred income tax liability	3,881	4,142
Other long-term liabilities	4,249	4,588
Total liabilities	246,311	255,481

Cumulative convertible preferred stock	30,000	29,987

Stockholders’ equity:
Common stock, $0.01 par value; authorized 200,000,000 shares; outstanding 81,293,999 and 80,123,486 shares at September 30, 2007 and December 31, 2006, respectively, net of treasury stock	822	810
Additional paid-in capital	502,917	493,605
Accumulated deficit	(100,307)	(123,095)
Accumulated other comprehensive income	6,402	4,859
Treasury stock, at cost, 853,402 and 850,428 shares at September 30, 2007 and December 31, 2006, respectively	(6,584)	(6,511)
Total stockholders’ equity	403,250	369,668
Total liabilities and stockholders’ equity	$679,561	$655,136

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Product revenues	$126,246	$76,824	$385,587	$235,302
Service revenues	47,306	33,149	118,166	102,011
Total net revenues	173,552	109,973	503,753	337,313

Cost of products	90,302	55,829	281,739	169,397
Cost of services	31,498	21,131	86,810	64,183
Gross profit	51,752	33,013	135,204	103,733

Operating expenses:
Research and development	11,554	7,762	34,715	23,032
Marketing and sales	10,906	9,813	31,151	28,458
General and administrative	12,428	8,985	35,024	29,524
Total operating expenses	34,888	26,560	100,890	81,014
Income from operations	16,864	6,453	34,314	22,719
Interest expense	(1,764)	(1,484)	(5,017)	(4,309)
Interest income	273	630	1,412	1,517
Other expense	(823)	(687)	(1,470)	(1,309)
Income before income taxes and change in accounting principle	14,550	4,912	29,239	18,618
Income tax expense	1,322	1,419	4,671	3,332
Net income before change in accounting principle	13,228	3,493	24,568	15,286
Cumulative effect of change in accounting principle	—	—	—	398
Net income	13,228	3,493	24,568	15,684
Preferred stock dividends and accretion	589	636	1,780	1,801
Net income applicable to common shares	$12,639	$2,857	$22,788	$13,883

Basic net income per share:
Net income per basic share before change in accounting principle	$0.16	$0.04	$0.28	$0.17
Cumulative effect of change in accounting principle	—	—	—	—
Net income per basic share	$0.16	$0.04	$0.28	$0.17

Diluted net income per share:
Net income per diluted share before change in accounting principle	$0.14	$0.04	$0.26	$0.17
Cumulative effect of change in accounting principle	—	—	—	—
Net income per diluted share	$0.14	$0.04	$0.26	$0.17

Weighted average number of common shares outstanding:
Basic	81,047	79,575	80,607	79,344
Diluted	97,780	81,354	97,426	80,976

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income	$24,568	$15,684
Adjustments to reconcile net income to cash provided by operating activities:
Cumulative effect of change in accounting principle	—	(398)
Depreciation and amortization (other than multi-client library)	19,876	16,243
Amortization of multi-client library	24,959	16,573
Stock-based compensation expense related to stock options, nonvested stock and employee stock purchases	4,586	4,220
Deferred income tax	(688)	(542)
Bad debt expense	306	298
Gain on sale of fixed assets	(195)	(33)
Change in operating assets and liabilities:
Accounts and notes receivable	53,660	8,037
Unbilled receivables	(20,315)	(8,598)
Inventories	(24,258)	(21,717)
Accounts payable, accrued expenses and accrued royalties	7,006	21,375
Deferred revenue	(19,377)	16,993
Other assets and liabilities	(5,409)	(847)
Net cash provided by operating activities	64,719	67,288

Cash flows from investing activities:
Purchase of property, plant and equipment	(7,167)	(5,837)
Investment in multi-client data library	(45,240)	(29,439)
Proceeds from the sale of fixed assets	268	241
Increase in cost method investment	(182)	(254)
Proceeds from collection of note receivable associated with the sale of a facility	—	2,000
Net cash used in investing activities	(52,321)	(33,289)

Cash flows from financing activities:
Borrowings under revolving line of credit	142,000	17,000
Repayments under revolving line of credit	(142,000)	(19,977)
Payments on notes payable and long-term debt	(6,512)	(4,932)
Payment of preferred dividends	(1,767)	(1,689)
Proceeds from employee stock purchases and exercise of stock options	5,934	2,609
Restricted stock cancelled for employee minimum income taxes	(1,231)	—
Purchases of treasury stock	(117)	(607)
Net cash used in financing activities	(3,693)	(7,596)

Effect of change in foreign currency exchange rates on cash and cash equivalents	274	874
Net increase in cash and cash equivalents	8,979	27,277
Cash and cash equivalents at beginning of period	17,056	15,853
Cash and cash equivalents at end of period	$26,035	$43,130

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

In September 2007, the Company changed its corporate name from Input/Output, Inc. to ION Geophysical Corporation. This change was made to reflect the evolution of the company from being primarily known as an equipment manufacturer to the broad, current product/service portfolio of land and marine acquisition hardware, survey design and command & control software, advanced imaging services, and seismic data libraries.  No subsidiary names have been changed.

The consolidated balance sheet of ION Geophysical Corporation and its subsidiaries (collectively referred to as the “Company” or “ION”, unless the context otherwise requires) at December 31, 2006 has been derived from the Company’s audited consolidated financial statements at that date. The consolidated balance sheet at September 30, 2007, the consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006, and the consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the operating results for a full year or of future operations.

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

Income Taxes –Accounting for Uncertainty in Income Taxes. In September 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in accordance with Financial Accounting Standards No. 109, “Accounting for Income Taxes” (FAS 109). FIN 48 clarifies the application of FAS 109 by defining criteria that an individual tax position must satisfy in order for any part of the benefit of that position to be recognized in the financial statements. Additionally, FIN 48 provides guidance on the measurement, derecognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. The provisions of FIN 48 were effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to beginning retained earnings. The Company adopted FIN 48 on January 1, 2007. The adoption resulted in no adjustment to beginning retained earnings. See Note 7 for additional information.

(3) Segment and Product Information

The Company measures segment operating results based on income from operations. The Company evaluates and reviews results based on four segments - Land Imaging Systems, Marine Imaging Systems, Data Management Solutions (which collectively form the ION Systems Division) and the ION Solutions Division (formerly referred to as Seismic Imaging Solutions) - to allow for increased visibility and accountability of costs and more focused customer service and product development. Intersegment sales are insignificant for all periods presented.

A summary of segment information for the three and nine months ended September 30, 2007 and 2006, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net revenues:
ION Systems Division:
Land Imaging Systems	$79,055	$46,082	$242,804	$130,837
Marine Imaging Systems	37,099	24,864	116,925	89,990
Data Management Solutions	10,917	6,662	28,097	16,793
Total ION Systems Division	127,071	77,608	387,826	237,620
ION Solutions Division (Seismic Imaging Solutions)	46,481	32,365	115,927	99,693
Total	$173,552	$109,973	$503,753	$337,313

Income (loss) from operations:
ION Systems Division:
Land Imaging Systems	$5,663	$1,874	$16,681	$6,467
Marine Imaging Systems	9,912	5,792	32,077	22,310
Data Management Solutions	5,948	2,423	12,686	5,389
Total ION Systems Division	21,523	10,089	61,444	34,166
ION Solutions Division (Seismic Imaging Solutions)	7,443	5,123	7,432	17,176
Corporate	(12,102)	(8,759)	(34,562)	(28,623)
Total	$16,864	$6,453	$34,314	$22,719

(4) Inventories

A summary of inventories is as follows (in thousands):

	September 30, 2007	December 31, 2006
Raw materials and subassemblies	$65,965	$52,628
Work-in-process	16,138	13,324
Finished goods	70,435	59,448
Reserve for excess and obsolete inventories	(10,863)	(9,880)
Inventories, net	$141,675	$115,520

(5) Net Income per Common Share

Basic net income per common share is computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted net income per common share is determined based on the assumption that dilutive restricted stock and restricted stock unit awards have vested and outstanding dilutive stock options have been exercised and the aggregate proceeds were used to reacquire common stock using the average price of such common stock for the period. The total number of shares issued or committed for issuance under outstanding stock options at September 30, 2007 and 2006 were 5,983,142 and 7,120,519, respectively, and the total number of shares of restricted stock and restricted stock units at September 30, 2007 and 2006 were 787,969 and 1,006,701, respectively. The number of shares issued under stock option exercises during the nine months ended September 30, 2007 and 2006 were 724,368 and 477,101 shares, respectively.

The Company has outstanding $60.0 million of convertible senior notes, for which 13,888,890 common stock may currently be acquired upon their full conversion, and 30,000 outstanding shares of Series D-1 Cumulative Convertible Preferred Stock (Series D-1 Preferred Stock), which may presently be converted, at the holder’s election, into up to 3,812,428 shares of common stock. As highlighted in the table below, the convertible senior notes are dilutive for certain of the periods presented and therefore have been included in the computation of diluted net income per share in those periods. The Series D-1 Preferred Stock is antidilutive for all periods presented.

The following table summarizes the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income before change in accounting principle	$12,639	$2,857	$22,788	$13,485
Cumulative effect of change in accounting principle	—	—	—	398
Net income applicable to common shares	12,639	2,857	22,788	13,883
Income impact of assumed convertible debt conversion	1,007	—	3,020	—
Net income after impact of assumed convertible debt conversion	$13,646	$2,857	$25,808	$13,883

Weighted average number of common shares outstanding	81,047	79,575	80,607	79,344
Effect of dilutive stock awards	2,844	1,779	2,930	1,632
Effect of convertible debt conversion	13,889	—	13,889	—
Weighted average number of diluted common shares outstanding	97,780	81,354	97,426	80,976

Basic net income per common share	$0.16	$0.04	$0.28	$0.17
Diluted net income per common share	$0.14	$0.04	$0.26	$0.17

(6) Notes Payable, Long-term Debt and Lease Obligations

Obligations	September 30, 2007	December 31, 2006
$75.0 million revolving line of credit	$—	$—
Convertible senior notes	60,000	60,000
Facility lease obligation	5,056	5,276
Equipment capital leases and other notes payable	14,202	12,264
Total	$79,258	$77,540

Revolving Line of Credit. In March 2007, the Company obtained a $75.0 million revolving line of credit (the “Facility”) with a scheduled maturity in March 2011. The Facility replaced the Company’s $25.0 million revolving line of credit facility, which was scheduled to mature in May 2008. There was no outstanding balance of indebtedness under the Facility at September 30, 2007. The Facility is available for revolving credit borrowings to be used for the Company’s working capital needs and general corporate purposes, subject to a borrowing base. In addition, the Facility includes a $25.0 million sub-limit for the issuance of documentary and standby letters of credit of which $1.0 million had been issued at September 30, 2007. The Facility may also be used to fund the repayment of the Company’s 5.50% convertible senior notes indebtedness that is due on December 15, 2008, so long as after funds are advanced for that purpose, there remains at least $30.0 million under the borrowing base that is available for borrowings under the Facility. The Facility includes an accordion feature under which the total commitments under the Facility may be increased to $100.0 million, subject to the satisfaction of certain conditions.

The Facility borrowing base is calculated based on the sum of (i) 85% of eligible accounts receivable, eligible foreign accounts receivable and insured foreign accounts receivable, plus (ii) the lesser of (x) thirty percent (30%) of eligible inventory or (y) $20.0 million. For purposes of this calculation, eligible foreign accounts receivable cannot exceed $23.5 million. As of September 30, 2007, the borrowing base calculation permitted total borrowings of $67.0 million, of which $66.0 million remained available.

The interest rate on borrowings under the Facility will be, at the Company’s option, (i) an “alternate base rate” (as defined in the Facility credit agreement) or (ii) for Eurodollar borrowings, a LIBOR rate plus an applicable margin. The amount of the applicable margin will be based on the Company’s then-current leverage ratio as defined in the credit agreement. The applicable margin will be increased by 0.50% with respect to any borrowings that are applied to repay the convertible senior notes.

The Company is obligated to pay a commitment fee of 0.25% per annum on the unused portion of the Facility. A significant portion of the Company’s assets are pledged as collateral for outstanding borrowings under the Facility. The Facility credit agreement restricts the Company’s ability to pay common stock dividends, incur additional debt, sell significant assets, acquire other businesses, merge with other entities and take certain other actions without the consent of the lenders. The credit agreement requires compliance with certain financial and non-financial covenants, including requirements related to (i) maintaining a minimum fixed charge coverage ratio of 1.25 to 1.0, and (ii) not exceeding a maximum leverage ratio of 2.75 to 1.0 (provided that, upon the Company’s repaying the outstanding indebtedness under the convertible senior notes, the maximum leverage ratio shall fall to 2.50 to 1.0 for 12 months and then 2.0 to 1.0 thereafter). At September 30, 2007, the Company was in compliance with all of the covenants under the credit agreement.

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

In September 2005, the owner sold the facilities to two parties, which were unrelated to each other as well as unrelated to the seller. In conjunction with the sale of the facilities, the Company entered into two separate lease arrangements for each of the facilities with the new owners. One lease, which was classified as an operating lease, has a twelve-year lease term. The second lease continues to be accounted for as a financing transaction due to the Company’s continuing involvement in the property as a lessee, and has a ten-year lease term, which the Company does not expect to renew. The Company recorded the commitment under the second lease as a $5.5 million lease obligation at an implicit rate of 11.7% per annum. Both leases have renewal options allowing the Company to extend the leases for up to an additional twenty-year term. The outstanding facility lease obligation was $5.1 million at September 30, 2007.

Equipment Capital Leases. The Company has entered into a series of equipment loans in the form of capital leases that are due in installments for the purpose of financing the purchase of computer equipment. The leases expire in various years through 2010. Interest charged under these loans ranges from 5.9% to 9.4% and the leases are collateralized by liens on the computer equipment. During the nine months ended September 30, 2007 and 2006, the Company entered into various capital leases for computer equipment totaling $5.9 million and $9.3 million, respectively.

(7) Income Taxes

In 2002, the Company established a valuation allowance for substantially all of its deferred tax assets. Since that time, the Company has continued to record a valuation allowance. The valuation allowance was calculated in accordance with the provisions of FAS 109, “Accounting for Income Taxes,” which require that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. The Company will continue to reserve for substantially all net deferred tax assets until there is sufficient evidence to warrant reversal. The Company’s effective tax rate for the three months ended September 30, 2007 and 2006 was 9.1% and 28.9%, respectively and is primarily related to the Company’s earnings in its foreign jurisdictions as well as the return to accrual adjustment of U.S. state income taxes recorded in the current period. The Company’s effective tax rate for the nine months ended September 30, 2007 and 2006 was 16.0% and 17.9%, respectively.

As a result of implementation of FIN 48, the Company recorded no adjustment to beginning retained earnings because there were no unrecognized tax benefits. The Company does not expect to recognize significant increases in unrecognized tax benefits during the next twelve month period.

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

(8) Comprehensive Net Income

The components of comprehensive net income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income applicable to common shares	$12,639	$2,857	$22,788	$13,883
Foreign currency translation adjustment	865	2,129	1,543	2,785
Comprehensive net income	$13,504	$4,986	$24,331	$16,668

(9) Stock-Based Compensation - Valuation Assumptions

The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

	Nine Months Ended September 30,
	2007	2006
Risk-free interest rates	4.2% - 4.9%	4.4% - 5.2%
Expected lives (in years)	4.5	4.5
Expected dividend yield	0%	0%
Expected volatility	45.0% - 48.8%	47.5% - 53.8%

The computation of expected volatility during the nine months ended September 30, 2007 and 2006 was based on an equally weighted combination of historical volatility and market-based implied volatility. Historical volatility was calculated from historical data for a period of time approximately equal to the expected term of the option award, starting from the date of grant. Market-based implied volatility was derived from traded options on the Company’s common stock having a term of six months. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

(10) Commitments and Contingencies

Legal Matters: In September 2003, a former employee of the Company filed a lawsuit against the Company in the 127th Judicial District Court, Harris County, Texas, alleging that the Company terminated the employee’s employment as the result of age discrimination. The case was transferred to the 268th District Court for Fort Bend County, Texas, and, in November 2005, the case was removed to the United States District Court for the Southern District of Texas (Gaines Watkins v. Input/Output, Inc., Civil Action No. H-05-03940). In June 2007, the case was tried to a jury, and the jury returned a verdict in favor of the plaintiff and found that the plaintiff was entitled to a total of $500,000 in pay. The jury also found that the Company acted willfully in discharging the plaintiff. Under the Age Discrimination in Employment Act of 1967, the plaintiff may be awarded an additional amount of liquidated damages equal to the plaintiff’s lost back wages if the jury determined that the age discrimination was willful. On August 17, 2007, the presiding judge awarded a total of $1,270,486 to the plaintiff. On September 28, 2007, the Company and the plaintiff entered into a Settlement Agreement and Release, whereby the parties agreed that the Company would pay $1,150,000 in full settlement of the case and the judgment. An estimated loss of $1.0 million was recorded during the second quarter of this year. The remainder of the settlement amount was expensed in the third quarter of this year.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Balance at beginning of period	$8,575	$4,877	$6,255	$3,896
Accruals for warranties issued during the period	3,722	1,501	9,207	5,030
Settlements made (in cash or in kind) during the period	(901)	(992)	(4,066)	(3,540)
Balance at end of period	$11,396	$5,386	$11,396	$5,386

(11) Concentration of Credit and Foreign Sales Risks

For the nine months ended September 30, 2007, the Company recognized $119.4 million of sales to customers in Europe, $98.8 million of sales to customers in the Asia-Pacific region, $26.3 million of sales to customers in Africa, $21.9 million of sales to customers in the Middle East, $11.6 million of sales to customers in Latin American countries, and $39.1 million of sales to customers in the Commonwealth of Independent States, or former Soviet Union (CIS). The majority of the Company’s foreign sales are denominated in U.S. dollars. For the nine months ended September 30, 2007 and 2006, international sales comprised 63% and 74%, respectively, of total net revenues. Certain of these countries have experienced economic problems and uncertainties from time to time. To the extent that world events or economic conditions negatively affect the Company’s future sales to customers in these and other regions of the world or the collectibility of the Company’s existing receivables, the Company’s future results of operations, liquidity and financial condition may be adversely affected.

For the nine months ended September 30, 2007, $61.5 million, or 12.2%, of consolidated net revenues, were primarily attributable to land system sales to Oil & Natural Gas Corporation, Ltd. (ONGC), the national oil company of India. For the nine months ended September 30, 2007 and 2006, $29.3 million, or 5.8%, and $25.5 million, or 7.6%, respectively, of consolidated net revenues were attributable to marine equipment sales to Reservoir Exploration Technology (RXT). The loss of these customers or deterioration in the Company’s relationship with either of these customers could have a material adverse effect on the Company’s results of operations and financial condition.

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

Effective July, 1, 2007, the Company adopted the Emerging Issues Task Force, or EITF, Topic D-109, “Determining the Nature of a Host Contract Related to a Hybrid Financial Instrument Issued in the Form of a Share under FASB Statement No.133” (Topic D-109). Topic D-109 conveys the SEC staff’s views on determining whether the characteristics of a host contract in a hybrid financial instruments issued in the form of a share is more like debt or equity. The SEC staff believes that in evaluating an embedded derivative feature for separation under FASB Statement 133, the consideration of the economic characteristics and risks of the host contract should not ignore the stated or implied substantive terms and features of the hybrid financial instrument. The adoption of Topic D-109 did not have an impact on the Company’s financial position, results of operations, or cash flows. However, if the holders of the Series D-1 Preferred Stock exercised their right to purchase additional shares of Series D Preferred Stock, the Company would account for the transaction under this new guidance. These rights expire in February 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

We are a leading seismic solutions company, providing the global oil and natural gas industry with a variety of seismic products and services, including seismic data acquisition equipment, survey design planning services, software products, seismic data libraries, and seismic data processing services. In recent years, we have transformed our business from being solely a seismic equipment manufacturer to being a provider of a full range of seismic imaging products and services - including designing and planning a seismic survey, overseeing the acquisition of seismic data by seismic contractors, and processing the acquired seismic data using advanced algorithms and mode workflows. During 2004, we completed two acquisitions as part of our strategy to expand the range of products and services we provide. This expanded offering, which includes seismic data management software and advanced imaging services, has enabled us to broaden our customer base beyond seismic acquisition contractors to also include oil and natural gas exploration and production companies.

In January 2007, we created a new division, the ION Solutions Division, which combined our established Seismic Imaging Solutions data processing services and Integrated Seismic Solutions service businesses of GX Technology Corporation (GXT) with two new business units - FireFly® Solutions and Seabed Solutions. This division was created to deliver integrated hardware and service solutions for full-wave imaging in both the land and marine environments. This division will focus on addressing the customer’s entire seismic transaction - from the data acquisition phase to the data processing phase - and will apply our latest developments in systems and processing technology. The FireFly Solutions unit will focus on the integration of data processing services with our new FireFly cableless full-wave land acquisition system, while the Seabed Solutions unit will center on integrating our data processing services with our latest generation of marine products. Revenue associated with the sale of FireFly equipment will continue to be reported under the Land Imaging Systems segment. The creation of this new division did not have an impact on our previously reported business segment classification.

In September 2007, we changed our corporate name from Input/Output, Inc. to ION Geophysical Corporation. This change was made to reflect the evolution of our company from being primarily known as an equipment manufacturer to our broad, current product and service portfolio of land and marine acquisition hardware, survey design and command & control software, advanced imaging services, and seismic data libraries.

Our current growth strategy is focused on the following key areas:

•	Expanding our ION Solutions business in new regions with new customers and with new service offerings, including proprietary services for owners and operators of oil and gas properties;

•	Globalizing our ION Solutions data processing business by opening advanced imaging centers in new locations, and expanding our presence in the land seismic processing segment;

•	Successfully developing and introducing our next generation of marine towed streamer products;

•	Expanding our seabed imaging solutions business using our VectorSeis® Ocean (VSO) acquisition platform and derivative products;

•	Increasing our market share in cable-based land acquisition systems through our new Scorpion® acquisition system; and

•	Ongoing development and further commercialization of FireFly, our cableless full-wave land acquisition system.

Each of our four operating business segments experienced strong percentage increases in their revenues compared to their revenues for the comparable three and nine months in 2006. Overall income from operations for the nine months ended September 30, 2007 was approximately 51% higher compared to income from operations for the comparable period in 2006.

During the nine months ended September 30, 2007, we continued to see interest in our new technologies. For example:

•
In the fourth quarter of 2006, we delivered our new FireFly cableless full-wave land acquisition system to BP America Production Company, a subsidiary of London-based BP p.l.c. for the first field application in a project in the Wamsutter gas fields in Wyoming. In March 2007, Apache Corporation began their deployment of this system at a project located in northeast Texas; the survey was completed in June 2007 and results are currently being assessed. In the first quarter of 2007, we recognized revenues of $20.8 million associated with this system sale, which was used on both the surveys in Wamsutter and northeast Texas.

•
During February 2007, we announced the receipt of an order for approximately $29 million from Reservoir Exploration Technology (RXT), a marine seismic contractor headquartered in Oslo, Norway, for a fourth VSO redeployable ocean-bottom cable system. This system is scheduled to begin delivery in the fourth quarter of 2007. In addition, in May 2007, we entered into a multi-year agreement with RXT under which RXT has agreed to purchase a minimum of $160 million in VSO systems and related equipment over the next four years. This agreement entitles us to receive a royalty of 2.1% of revenues generated by RXT through the use of all VSO equipment from January 2008 through the term of the agreement. In turn, this agreement allows RXT to have exclusive rights to this product line through 2011.

•
During the third quarter of 2007, we delivered the remaining five of 14 land acquisition systems to ONGC, the national oil company of India, resulting in $22.8 million of revenues during the quarter. The other systems were delivered during the second quarter 2007, and we recognized $35.5 million in revenues in that quarter related to the sale.

•
In the third quarter of 2007, we completed open water testing of our DigiFIN™ advanced streamer command and control system with our launch partner Petroleum Geo-Services’ (PGS). DigiFIN is designed to maintain tighter, more uniform marine streamer separation along the entire length of the streamer cable, which allows for finer sampling of seismic data and improved subsurface images. We believe that DigiFIN also enables faster line changes and minimizes the requirements for in-fill seismic work, which together improve the productivity of towed streamer operations. Also, PGS placed an order to outfit a vessel with DigiFIN, which we delivered during the quarter.

•
On June 12, 2007, we entered into a series of agreements with Hydro Technology Ventures and Reservoir Innovation AS for the formation of a joint venture company named OCTIO Geophysical AS for the purpose of developing, pilot testing and commercializing a full-wave seismic system for permanent monitoring of offshore reservoirs. Hydro Technology is a subsidiary of StatoilHydro ASA. Reservoir Innovation is a privately held company based in Bergen, Norway, that develops and commercializes technologies for the exploration, development, and production of offshore hydrocarbon reservoirs. Each party to the joint venture has equal operational control over the joint venture company. Under the terms of the agreement, we contributed (licensed) certain of our technology to the joint venture and agreed to sell certain products and to provide temporary employee support to the joint venture.

In March 2007, we obtained a $75.0 million revolving line of credit replacing our previously available $25.0 million revolving line of credit. There were no borrowings outstanding at September 30, 2007. See further discussion below of the terms of this new credit facility at “ — Liquidity and Capital Resources.”

We operate our company through four business segments: three of these segments — Land Imaging Systems, Marine Imaging Systems and Data Management Solutions - make up our ION Systems division, and the fourth segment is our ION Solutions division (formerly referred to as Seismic Imaging Solutions). The following table provides an overview of key financial metrics for our company as a whole and our four business segments during the three and nine months ended September 30, 2007 compared to those periods one year ago (in thousands, except per share amounts):

	Three Months Ended September 30,		Comparable Quarter Increase (Decrease)	Nine Months Ended September 30,		Comparable Year-to-Date Increase (Decrease)
	2007	2006		2007	2006
Net revenues:
ION Systems Division:
Land Imaging Systems	$79,055	$46,082	71.6%	$242,804	$130,837	85.6%
Marine Imaging Systems	37,099	24,864	49.2%	116,925	89,990	29.9%
Data Management Solutions	10,917	6,662	63.9%	28,097	16,793	67.3%
Total ION Systems Division	127,071	77,608	63.7%	387,826	237,620	63.2%
ION Solutions Division (Seismic Imaging Solutions)	46,481	32,365	43.6%	115,927	99,693	16.3%
Total	$173,552	$109,973	57.8%	$503,753	$337,313	49.3%

Income (loss) from operations:
ION Systems Division:
Land Imaging Systems	$5,663	$1,874	202.2%	$16,681	$6,467	157.9%
Marine Imaging Systems	9,912	5,792	71.1%	32,077	22,310	43.8%
Data Management Solutions	5,948	2,423	145.5%	12,686	5,389	135.4%
Total ION Systems Division	21,523	10,089	113.3%	61,444	34,166	79.8%
ION Solutions Division (Seismic Imaging Solutions)	7,443	5,123	45.3%	7,432	17,176	(56.7%)
Corporate	(12,102)	(8,759)	(38.2%)	(34,562)	(28,623)	(20.7%)
Total	$16,864	$6,453	161.3%	$34,314	$22,719	51.0%

Net income applicable to common shares	$12,639	$2,857		$22,788	$13,883
Basic net income per common share	$0.16	$0.04		$0.28	$0.17
Diluted net income per common share	$0.14	$0.04		$0.26	$0.17

We intend that the following discussion of our financial condition and results of operations will provide information that will assist in understanding our consolidated financial statements, the changes in certain key items in those financial statements from quarter to quarter, and the primary factors that accounted for those changes.

There are a number of factors that could impact our future operating results and financial condition, and may if realized, cause our expectations set forth in this Form 10-Q and elsewhere to vary materially from what we anticipate. See Part II, Item 1A. “Risk Factors” below.

The information contained in this Quarterly Report on Form 10-Q contains references to our trademarks, service marks and registered marks, as indicated. Except where stated otherwise or unless the context otherwise requires, the terms “VectorSeis,” “GATOR,” “Scorpion,” “Orca,” “DigiCOURSE” and “FireFly” refer to our VectorSeis®, GATOR®, Scorpion®, Orca®, DigiCOURSE® and FireFly® registered marks, and the terms “DigiFIN” and “DigiSHOT” refer to our DigiFIN™ and DigiSHOT™ trademarks and service marks.

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Net Revenues: Net revenues of $173.6 million for the three months ended September 30, 2007 increased $63.6 million, or 57.8%, compared to the corresponding period last year. Land Imaging Systems’ net revenues increased by $33.0 million, to $79.1 million compared to $46.1 million in the corresponding period of last year. This increase included revenues related to the delivery of the remaining five land acquisition systems of our 14 system order from India’s ONGC we received in December 2006, and an increase in our vibrator truck sales during the third quarter of 2007. Marine Imaging Systems’ net revenues for the three months ended September 30, 2007 increased by $12.2 million to $37.1 million compared to $24.9 million in the corresponding period of last year, principally due to stronger sales of our marine positioning products, including the first sale of our DigiFIN advanced streamer command and control system, and an increase in VectorSeis Ocean (VSO) and source product sales. We expect to begin delivering the next VSO system ordered by RXT in the fourth quarter of 2007. Our Data Management Solutions segment (Concept Systems) contributed $10.9 million to our net revenues for the third quarter, compared to $6.7 million in the corresponding period of last year. This increase primarily reflects increased energy industry demand for marine seismic work and sales from our GATOR® and newly launched Orca® towed streamer navigation and data management applications product line.

Our ION Solutions division’s net revenues increased by $14.1 million, to $46.5 million for the three months ended September 30, 2007, compared to $32.4 million in the corresponding period of last year. The results for the third quarter of 2007 included multi-client seismic data library sales related to our ultra-deep seismic data program and geologic study off the east and west coasts of India that was completed in the third quarter of 2007. These sales accounted for the majority of our data library sales during the third quarter of 2007 and were supplemented by an increase in new venture revenues in the Arctic region.

Gross Profit and Gross Profit Percentage: Gross profit of $51.8 million for the three months ended September 30, 2007 increased $18.8 million, compared to the corresponding period last year. Gross profit percentages for the three months ended September 30, 2007 and 2006 were 29.8% and 30.0%, respectively. While the overall margins were flat, we experienced stronger margins in our Marine Imaging Systems due to increased sales of our source and Seabed product lines. We also had an increase in higher margin sales at Concept Systems. These were offset by the growth of lower margin vibroseis trucks in the Land Imaging Systems division.

Research and Development: Research and development expense was $11.6 million, or 6.7% of net revenues, for the three months ended September 30, 2007, an increase of $3.8 million compared to $7.8 million, or 7.1% of net revenues, for the corresponding period last year. The increase is due primarily to increased personnel costs related to additional hirings and professional fees as well as increased costs related to the development of our FireFly version 2.0 system, DigiFIN™ advanced streamer command and control system and our integrated marine acquisition system products. We expect to continue to incur significant research and development expenses as we continue to invest heavily in the next generation of our seismic acquisition products and services, such as our next generation of marine products.

Marketing and Sales: Marketing and sales expense of $10.9 million, or 6.3% of net revenues, for the three months ended September 30, 2007 increased $1.1 million compared to $9.8 million, or 8.9% of net revenues, for the corresponding period last year. The reduction in marketing and sales expense as a percentage of net revenues reflects our focus on leveraging our marketing and sales costs with our sales growth. The increase in our sales and marketing expenditures reflects the hiring of additional sales personnel and the creation of our two new business units, FireFly Solutions and Seabed Solutions, within the ION Solutions division. Expenses increased overall due to our continued business growth, which caused additional spending associated with increased sales volumes, personnel hirings and sales commissions. We intend to continue investing significant sums in our marketing efforts as we further penetrate markets with our new products.

General and Administrative: General and administrative expenses of $12.4 million for the three months ended September 30, 2007 increased $3.4 million compared to $9.0 million for the third quarter of 2006. General and administrative expenses as a percentage of net revenues for the three months ended September 30, 2007 and 2006 were 7.2% and 8.2%, respectively. The reduction in general and administrative expense as a percentage of net revenues reflects our focus on leveraging our administrative costs with our sales growth. The increase in expenditures is primarily due to higher payroll costs, an increase in bonuses for 2007 related to our improved results of operations and increased travel associated with our global solutions corporate strategy.

Income Tax Expense: Income tax expense for the three months ended September 30, 2007 was $1.3 million compared to $1.4 million for the three months ended September 30, 2006. Income tax expense consists mainly of non-U.S. taxes since we continue to maintain a valuation allowance for substantially all of our U.S. federal net deferred tax assets. Our effective tax rate for the three months ended September 30, 2007 and 2006 was 9.1% and 28.9%, respectively. The decrease in our effective tax rate relates primarily to improved profitability of our U.S. operations and to a positive return to accrual adjustment of U.S. state income taxes recorded in the current period.

Preferred Dividend: The preferred dividend relates to our Series D-1 Preferred Stock we issued in February 2005. Quarterly dividends may be paid, at our option, either in cash or by the issuance of our common stock. Dividends are paid at a rate equal to the greater of (i) five percent per annum or (ii) the three month LIBOR rate on the last day of the immediately preceding calendar quarter plus two and one-half percent per annum. All dividends paid on the Series D-1 Preferred Stock have been paid in cash. The Preferred Stock dividend rate was 7.86% at September 30, 2007.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Net Revenues: Net revenues of $503.8 million for the nine months ended September 30, 2007 increased $166.5 million, or 49.3%, compared to the corresponding period last year. Land Imaging Systems’ net revenues increased by $112.0 million, to $242.8 million compared to $130.8 million in the corresponding period of last year. The increase is due to increased systems sales related to our ONGC order, the recognition of our FireFly sale in the first quarter of 2007 and an increase in vibrator truck sales compared to the corresponding period in 2006. Marine Imaging Systems’ net revenues increased $26.9 million to $116.9 million compared to $90.0 million in the corresponding period of last year due to increased sales of positioning and source product lines resulting from greater demand for our DigiCOURSE® positioning and source product system sales and moderately increased VSO system sales. This increase was partially offset by a decrease in our marine data acquisition systems sales. Concept Systems contributed $28.1 million to our net revenues for the first nine months of 2007, compared to $16.8 million in the corresponding period of last year. This increase primarily reflects increased energy industry demand for marine seismic work and Concept Systems’ newly launched Orca product line.

ION Solutions division’s net revenues increased $16.2 million to $115.9 million for the nine months ended September 30, 2007, compared to $99.7 million in the corresponding period last year. For 2007, increased demand for proprietary processing and pre-funded multi-client surveys exceeded the prior year’s results, but were partially offset by lower sales of off-the-shelf seismic data. The first nine months of 2006 included a large, non-recurring multi-client seismic library sale that was not duplicated during the corresponding period in 2007.

Gross Profit and Gross Profit Percentage: Gross profit of $135.2 million for the nine months ended September 30, 2007 increased $31.5 million, compared to the corresponding period last year. Gross profit percentage for the nine months ended September 30, 2007 was 26.8% compared to 30.8% in the prior year. The reduction in our gross margin percentage was primarily due to the recognition of the sale of our first FireFly system (which, as a newly-developed system, had relatively high built-in costs of sale) and the mix of business, including an increase in lower margin vibroseis trucks by Land Imaging Systems and the inclusion of a low-margin pre-funded multi-client survey by ION Solutions.

Research and Development: Research and development expense was $34.7 million, or 6.9% of net revenues for the nine months ended September 30, 2007, an increase of $11.7 million compared to $23.0 million, or 6.8% of net revenues, for the corresponding period last year. The increase was due primarily to increased personnel costs related to additional hirings, contract labor and professional fees as well as increased costs related to the development of our FireFly version 2.0 system, our DigiFIN advanced streamer command and control system and our integrated marine acquisition system products. We incurred significant research and development expenses during the nine months ended September 30, 2007 and expect to continue to incur significant research and development expenses as we continue to invest heavily in the next generation of our seismic acquisition products and services.

Marketing and sales: Marketing and sales expense of $31.2 million, or 6.2% of net revenues, for the nine months ended September 30, 2007 increased $2.7 million compared to $28.5 million, or 8.4% of net revenues, for the corresponding period last year. The reduction in marketing and sales expense as a percentage of net revenues reflects our focus on leveraging our marketing and sales costs with our sales growth. Expenses increased overall due to our continued business growth, which caused additional spending associated with increased sales volumes, personnel hirings and sales commissions. We intend to continue investing significant sums in our marketing efforts as we penetrate markets with our new products.

General and Administrative: General and administrative expenses of $35.0 million for the nine months ended September 30, 2007 increased $5.5 million compared to $29.5 million for the corresponding period last year. General and administrative expenses as a percentage of net revenues for the nine months ended September 30, 2007 were 7.0% compared to 8.7% for the same period in 2006. The reduction in general and administrative expenses as a percentage of net revenues reflects our focus on leveraging our administrative costs with our sales growth. The increase in expenditures was primarily due to higher payroll costs associated with an increase in management and corporate personnel, an increase in travel associated with our global solutions corporate strategy and the $1.2 million related to the Watkins settlement (refer to Item 1. Legal Proceedings for more information). This increase was partially offset by a decrease in professional accounting, consulting and legal fees.

Income Tax Expense: Income tax expense for the nine months ended September 30, 2007 was $4.7 million compared to $3.3 million for the nine months ended September 30, 2006. Income tax expense consists mainly of non-U.S. taxes since we continue to maintain a valuation allowance for substantially all of our U.S. federal net deferred tax assets. Our effective tax rate for the nine months ended September 30, 2007 and 2006 was 16.0% and 17.9%, respectively.

Liquidity and Capital Resources

Sources of Capital

In March 2007, we obtained a $75.0 million revolving line of credit (the “Facility”) with a maturity date of March 2011. The Facility replaced our $25.0 million revolving line of credit facility, which was scheduled to mature in May 2008. There was no outstanding balance of indebtedness under the Facility at September 30, 2007. The Facility is available for revolving credit borrowings to be used for our working capital needs and general corporate purposes, subject to a borrowing base. In addition, the Facility includes a $25.0 million sub-limit for the issuance of documentary and standby letters of credit, of which $1.0 million had been issued at September 30, 2007. The Facility may also be used to fund the repayment of our 5.50% convertible senior notes indebtedness that is due on December 15, 2008, so long as after funds are advanced for that purpose, there remains at least $30.0 million under the borrowing base that is available for borrowings under the Facility. See below for further discussion of our outstanding convertible senior notes. The Facility includes an accordion feature under which the total commitments under the Facility may be increased to $100.0 million, subject to the satisfaction of certain conditions.

The Facility borrowing base is calculated based on the sum of (i) 85% of our total eligible accounts receivable, eligible foreign accounts receivable and insured foreign accounts receivable, plus (ii) the lesser of (x) thirty percent (30%) of eligible inventory or (y) $20.0 million. For purposes of this calculation, eligible foreign accounts receivable cannot exceed $23.5 million. As of September 30, 2007, the borrowing base calculation permitted total borrowings of $67.0 million, of which $66.0 million remained available.

The interest rate on borrowings under the Facility will be, at our option, (i) an “alternate base rate” (as defined in the credit agreement) or (ii) for Eurodollar borrowings, a LIBOR rate plus an applicable margin. The amount of the margin will be based on our then-current leverage ratio as defined in the Facility credit agreement. The applicable margin will be increased by 0.50% with respect to any borrowings that are applied to repay the convertible senior notes.

We are obligated to pay a commitment fee of 0.25% per annum on the unused portion of the Facility. A significant portion of our assets are pledged as collateral for outstanding borrowings under the Facility. The Facility credit agreement restricts our ability to pay common stock dividends, incur additional debt, sell significant assets, acquire other businesses, merge with other entities and take certain other actions without the consent of the lenders. The credit agreement requires compliance with certain financial and non-financial covenants, including requirements to (i) maintain a minimum fixed charge coverage ratio of 1.25 to 1.0, and (ii) not exceed a maximum leverage ratio of 2.75 to 1.0 (upon retirement of the Convertible Notes debt, the maximum leverage ratio will be reduced to 2.50 to 1.0 for 12 months, and then to 2.0 to 1.0 thereafter). At September 30, 2007, we were in compliance with all of the covenants under the credit agreement.

In 2005, we issued 30,000 shares of a newly-designated Series D-1 Cumulative Convertible Preferred Stock (Series D-1 Preferred Stock) in a privately-negotiated transaction, and received $29.8 million in net proceeds. We also granted to the Series D-1 Preferred Stock purchaser an option, which expires on February 16, 2008, to purchase up to an additional 40,000 shares of one or more additional series of Series D Preferred Stock. This option is currently exercisable. The additional series of Series D Preferred Stock that may be issued would have similar terms and conditions as the Series D-1 Preferred Stock, but would have a conversion price equal to 122% of the prevailing market price of our common stock at the time of issuance, and would not be less than $6.31 per share (subject to adjustment in certain events). On July 13, 2007, the holder of the Series D-1 Preferred Stock notified us of its election to exercise its option to purchase 15,000 shares of a new series of Series D Preferred Stock for a purchase price of $15 million, but the holder withdrew its notice prior to the completion of the purchase of the additional shares of Series D Preferred Stock.

The holders of the Series D-1 Preferred Stock currently have the right to cause us to redeem all or a portion of their shares of Series D-1 Preferred Stock for shares of registered common stock or, at our election, for cash. The number of shares of common stock to be issued by us upon redemption will be determined by dividing the stated value of the share of Series D-1 Preferred Stock being redeemed by the prevailing market price of our common stock at the time of such redemption. If we elect to redeem the shares of Series D-1 Preferred Stock for cash, then we will pay the holders a redemption cash amount, which will also be based on the market price of the shares of common stock otherwise issuable to such holders.

Our outstanding convertible senior notes mature on December 15, 2008. The convertible senior notes are not redeemable prior to their maturity, and are convertible into common stock at an initial conversion rate of 231.4815 shares per $1,000 principal amount of notes (a conversion price of $4.32 per share), which represents 13,888,890 total shares of common stock. We are considering various alternatives with regard to the repayment or refinancing of the indebtedness under these notes, which may include the use of our Facility. It is possible that any replacement of the debt capital represented by these notes in new debt capital may have the effect of increasing our overall borrowing costs.

The conversion price per share of common stock under the Series D-1 Preferred Stock and the convertible senior notes is substantially below the currently prevailing market prices for our common stock. Converting all of the Series D-1 Preferred Stock and convertible senior notes at one time would result in significant dilution to our stockholders that could limit our ability to raise additional capital.

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

Cash Flow from Operations

We have historically financed operations from internally generated cash and funds from equity and debt financings. Cash and cash equivalents were $26.0 million at September 30, 2007, an increase of $9.0 million from December 31, 2006. Net cash provided by operating activities was approximately $64.7 million for the nine months ended September 30, 2007 and 2006. Despite higher net income, our net cash provided by our operating activities was flat, primarily due to increased investment in our inventories and an increase in our unbilled receivables associated with our multi-client new venture activities, partially offset by a reduction in our accounts receivable due to increased collections.

Cash Flow from Investing Activities

Net cash flow used in investing activities was $52.3 million for the nine months ended September 30, 2007, compared to $33.3 million for the nine months ended September 30, 2006. The principal uses of cash in our investing activities during the nine months ended September 30, 2007 were $45.2 million for investments in our multi-client data library and $7.2 million for equipment purchases. We expect to spend an additional $15 million to $30 million for investments in our multi-client data library and on equipment purchases during the remainder of 2007. The range of expenditures for the remainder of the year could vary depending on the level of multi-client seismic data acquisition projects that are initiated during the remainder of 2007. In general, a majority or all of direct expenses associated with completing a multi-client survey are typically pre-funded by our customers.

Cash Flow from Financing Activities

Net cash flow used in financing activities was $3.7 million for the nine months ended September 30, 2007, compared to $7.6 million for the nine months ended September 30, 2006. The net cash flow used in financing activities during the nine months ended September 30, 2007 was primarily related to scheduled principal payments of $6.5 million on our notes payable and capital lease obligations, $1.8 million in cash dividends paid on our outstanding Series D-1 Preferred Stock and $1.2 million of cancelled restricted stock for payment of employee minimum income taxes. This use of net cash flow was partially offset by $5.9 million in proceeds related to the exercise of stock options and stock purchases by our employees during the nine months ended September 30, 2007

Inflation and Seasonality

Inflation in recent years has not had a material effect on our costs of goods or labor, or the prices for our products or services. Traditionally, our business has been seasonal, with strongest demand in the fourth quarter of our fiscal year.

Critical Accounting Policies and Estimates

General. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2006, for a complete discussion of our other significant accounting policies and estimates. There have been no material changes in the current period regarding our critical accounting policies and estimates, except for the following significant accounting policy:

In September 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in accordance with Financial Accounting Standards No. 109, “Accounting for Income Taxes” (FAS 109). FIN 48 clarifies the application of FAS 109 by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. Additionally, FIN 48 provides guidance on the measurement, derecognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to beginning retained earnings. We adopted FIN 48 on January 1, 2007. The adoption resulted in no adjustment to beginning retained earnings. See Note 7 of Condensed Notes to Unaudited Consolidated Financial Statements for additional information.

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

Effective July, 1, 2007, we adopted the Emerging Issues Task Force, or EITF, Topic D-109, "Determining the Nature of a Host Contract Related to a Hybrid Financial Instrument Issued in the Form of a Share under FASB Statement No.133" (Topic D-109). Topic D-109 conveys the SEC staff’s views on determining whether the characteristics of a host contract in a hybrid financial instruments issued in the form of a share is more like debt or equity. The SEC staff believes that in evaluating an embedded derivative feature for separation under FASB Statement 133, the consideration of the economic characteristics and risks of the host contract should not ignore the stated or implied substantive terms and features of the hybrid financial instrument. The adoption of Topic D-109 did not have an impact on our financial position, results of operations, or cash flows. However, if the holders of our Series D-1 Preferred Stock exercised their right to purchase additional shares of Series D Preferred Stock, we would account for the transaction under this new guidance. These rights expire in February 2008.

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

For the nine months ended September 30, 2007, we recognized $119.4 million of sales to customers in Europe, $98.8 million of sales to customers in Asia Pacific, $26.3 million of sales to customers in Africa, $21.9 million of sales to customers in the Middle East, $11.6 million of sales to customers in Latin American countries, and $39.1 million of sales to customers in the Commonwealth of Independent States, or former Soviet Union (CIS). The majority of our foreign sales are denominated in U.S. dollars. For the nine months ended September 30, 2007 and 2006, international sales comprised 63% and 74%, respectively of total net revenues. Certain of these countries have experienced economic problems and uncertainties from time to time. To the extent that world events or economic conditions negatively affect our future sales to customers in these and other regions of the world or the collectibility of our existing receivables, our future results of operations, liquidity and financial condition may be adversely affected. We currently require customers in these higher risk countries to provide their own financing and in some cases have assisted the customer in organizing international financing and Export-Import credit guarantees provided by the United States government. We do not currently extend long-term credit through notes to companies in countries we consider to be inappropriate for credit risk purposes.

For the nine months ended September 30, 2007, $61.5 million, or 12.2%, of consolidated net revenues, were attributable to land system sales to ONGC. For the nine months ended September 30, 2007 and 2006, $29.3 million, or 5.8%, and $25.5 million, or 7.6%, respectively, of consolidated net revenues, were attributable to marine equipment sales to Reservoir Exploration Technology (RXT). The loss of these customers or deterioration in our relationship with either of these customers could have a material adverse effect on our results of operations and financial condition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Please refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2006, for a discussion regarding the Company’s quantitative and qualitative disclosures about market risk. There have been no material changes to those disclosures during the three months ended September 30, 2007.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of September 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2007, our disclosure controls and procedures were effective such that the information relating to our company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) under the Exchange Act that was conducted during the prior fiscal quarter, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

In September 2003, a former employee of the Company filed a lawsuit against us in the 127th Judicial District Court, Harris County, Texas, alleging that we terminated the employee’s employment as the result of age discrimination. The case was transferred to the 268th District Court for Fort Bend County, Texas, and, in November 2005, the case was removed to the United States District Court for the Southern District of Texas (Gaines Watkins v. Input/Output, Inc., Civil Action No. H-05-03940). In June 2007, the case was tried to a jury, and the jury returned a verdict in favor of the plaintiff and found that the plaintiff was entitled to a total of $500,000 in pay. The jury also found that we acted willfully in discharging the plaintiff. Under the Age Discrimination in Employment Act of 1967, the plaintiff may be awarded an additional amount of liquidated damages equal to the plaintiff’s lost back wages if the jury determined that the age discrimination was willful. On August 17, 2007, the presiding judge awarded a total of $1,270,486 to the plaintiff. On September 28, 2007, we and the plaintiff entered into a Settlement Agreement and Release, whereby the parties agreed that we would pay $1,150,000 in full settlement of the case and the judgment. An estimated loss of $1.0 million was recorded during the second quarter of this year. The remainder of the settlement amount was expensed in the third quarter of this year.

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

Item 1A. Risk Factors.

This report (as well as certain oral statements made from time to time by authorized representatives on behalf of our company) contain statements concerning our future results and performance and other matters that are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Exchange Act. These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of such terms or other comparable terminology. Examples of other forward-looking statements contained in this report (or in such oral statements) include statements regarding:

•	expected net revenues, operating profit and net income;

•	expected gross margins for our products and services;

•	future benefits to our customers to be derived from new products and services, such as Scorpion and FireFly;

•	future growth rates for certain of our products and services;

•	future sales to our significant customers;

•	expectations of oil and natural gas exploration and production companies and contractor end-users purchasing our more expensive, more technologically advanced products and services;

•	the degree and rate of future market acceptance of our new products and services;

•	expectations regarding future mix of business and future asset recoveries;

•	the timing of anticipated sales;

•	anticipated timing and success of commercialization and capabilities of products and services under development, and start- up costs associated with their development;

•	expected improved operational efficiencies from our full-wave digital products and services;

•	potential future acquisitions;

•	future levels of capital expenditures;

•
future cash needs and future sources of cash, including availability under our new revolving line of credit facility and the retirement of our outstanding convertible senior notes that mature in December 2008;

•	the outcome of pending or threatened disputes and other contingencies;

•	future demand for seismic equipment and services;

•	future seismic industry fundamentals;

•	the adequacy of our future liquidity and capital resources;

•	future oil and gas commodity prices;

•	future opportunities for new products and projected research and development expenses;

•	future worldwide economic conditions;

•	success in integrating our acquired businesses;

•	expectations regarding realization of deferred tax assets; and

•	anticipated results regarding accounting estimates we make.

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

Information regarding factors that may cause actual results to vary from our expectations, called “risk factors,” appears in our Annual Report on Form 10-K for the year ended December 31, 2006 in Part I, Item 1A. “Risk Factors” and in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 in Part II, Item 1A. “Risk Factors.” There have been no material changes from the risk factors previously disclosed in that Form 10-K and Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) During the three months ended September 30, 2007, the Company withheld and subsequently cancelled shares of our common stock to satisfy the minimum statutory income tax withholding obligation on the vesting of restricted stock for related employees. The date of cancellation, number of shares and average effective acquisition price per share, were as follows:

Period	(a) Total Number of Shares Acquired	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Program
July 1, 2007 to July 31, 2007	177	$16.46	Not applicable	Not applicable
August 1, 2007 to August 31, 2007	29,226	$14.45	Not applicable	Not applicable
September 1, 2007 to September 30, 2007	57,034	$14.14	Not applicable	Not applicable
Total	86,437	$14.24

Item 6. Exhibits

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. §1350.
32.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. §1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ION GEOPHYSICAL CORPORATION

By	/s/ R. Brian Hanson
R. Brian Hanson
Executive Vice President and Chief Financial Officer

Date: November 8, 2007

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