Form 10-K/A
period 2007-12-31
ION GEOPHYSICAL CORP
filed 2008-03-04
CIK 866609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

On February 27, 2008, the registrant filed its Annual Report on Form 10-K for the year ended December 31, 2007 with the Securities and Exchange Commission (SEC). The EDGAR filing firm handling the filing on behalf of the registrant inadvertently neglected to include Exhibit 31.2 — “Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)” with the filing. This Form 10-K/A is being filed to include Exhibit 31.2. Except for certain of the exhibits to the Annual Report on Form 10-K that have been changed to conform to this amendment and its date of filing, this Form 10-K/A does not amend or change any other information presented in the Company’s Annual Report on Form 10-K as filed on February 27, 2008.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act), a new certification by the registrant’s principal executive officer pursuant to Rule 13-14(a) under the Exchange Act is being filed as an exhibit, and new certifications by the registrant’s principal executive officer and principal financial officer pursuant to Rule 13a-14(b) under the Exchange Act are being filed as exhibits to this Form 10-K/A under Item 15 of Part IV of this Form 10-K/A.

In accordance with Rule 12b-15 under the Exchange Act, the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed on February 27, 2008, has been amended and restated in its entirety. No attempt has been made in this Form 10-K/A to modify or update any other disclosures as presented in the original Form 10-K.

This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update any related disclosures, and any information not affected by the amendment contained in this Form 10-K/A is unchanged and reflects the disclosure made at the time of the filing of the Form 10-K with the SEC. Any forward-looking statements included in this Form 10-K/A represent management’s view as of the filing date of the Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with any documents incorporated by reference in the Form 10-K and our filings made with the SEC subsequent to the filing of the Form 10-K, including any amendments to those filings.

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
10.9	Registration Rights Agreement dated as of November 16, 1998, by and among the Company and The Laitram Corporation, filed on March 12, 2004 as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
**10.10	Input/Output, Inc. 1998 Restricted Stock Plan dated as of June 1, 1998, filed on June 9, 1999 as Exhibit 4.7 to the Company’s Registration Statement on S-8 (Registration No. 333-80297), and incorporated herein by reference.
**10.11	Input/Output Inc. Non-qualified Deferred Compensation Plan, filed on April 1, 2002 as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
**10.12	Amendment No. 1 to the Input/Output, Inc. Amended and Restated 1996 Non-Employee Director Stock Option Plan dated September 13, 1999 filed on November 14, 1999 as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999 and incorporated herein by reference.
**10.13	Input/Output, Inc. 2000 Restricted Stock Plan, effective as of March 13, 2000, filed on August 17, 2000 as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2000, and incorporated herein by reference.
**10.14	Input/Output, Inc. 2000 Long-Term Incentive Plan, filed on November 6, 2000 as Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (Registration No. 333-49382), and
incorporated by reference herein.
**10.15	Employment Agreement dated effective as of March 31, 2003, by and between the Company and Robert P. Peebler, filed on March 31, 2003, as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference.
**10.16	First Amendment to Employment Agreement dated September 6, 2006, between Input/Output, Inc. and Robert P. Peebler, filed on September 7, 2006, as Exhibit 10.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.
10.17	Second Amendment to Employment Agreement dated February 16, 2007, between Input/Output, Inc. and Robert P. Peebler, filed on February 16, 2007 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.
10.18	Third Amendment to Employment Agreement dated as of August 20, 2007 between Input/Output, Inc. and Robert P. Peebler, filed on August 21, 2007 as Exhibit 10.2 to the Company’s Current Report on Form 8-K and incorporated herein by reference.
**10.19	Employment Agreement dated effective as of June 15, 2004, by and between the Company and David L. Roland, filed on August 9, 2004 as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, and incorporated herein by reference.

Exhibit No.	Description
**10.20	GX Technology Corporation Employee Stock Option Plan, filed on August 9, 2004 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, and incorporated herein by reference.
10.21	Concept Systems Holdings Limited Share Acquisition Agreement dated February 23, 2004, filed on March 5, 2004 as Exhibit 2.1 to the Company’s Current Report on Form 8-K, and
incorporated herein by reference.
10.22	Concept Systems Holdings Limited Registration Rights Agreement dated February 23, 2004, filed on March 5, 2004 as Exhibit 4.1 to the Company’s Current Report on Form 8-K, and
incorporated herein by reference.
**10.23	Form of Employment Inducement Stock Option Agreement for the Input/Output, Inc. — Concept Systems Employment Inducement Stock Option Program, filed on July 27, 2004 as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-117716), and incorporated herein by reference.
10.24	Agreement dated as of February 15, 2005, between Input/Output, Inc. and Fletcher International, Ltd., filed on February 17, 2005 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference.
10.25	First Amendment to Agreement, dated as of May 6, 2005, between the Company and Fletcher International, Ltd., filed on May 10, 2005 as Exhibit 10.2 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.
**10.26	Input/Output, Inc. 2003 Stock Option Plan, dated March 27, 2003, filed as Appendix B of the Company’s definitive proxy statement filed with the SEC on April 30, 2003, and incorporated herein by reference.
**10.27	Input/Output, Inc. 2004 Long-Term Incentive Plan, dated May 3, 2004, filed as Appendix B of the Company’s definitive proxy statement filed with the SEC on May 13, 2004, and incorporated herein by reference.
10.28	Credit Agreement dated as of March 22, 2007, filed on March 28, 2007 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference.
**10.29	Form of Employment Inducement Stock Option Agreement for the Input/Output, Inc. — GX Technology Corporation Employment Inducement Stock Option Program, filed on April 4, 2005 as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-123831), and incorporated herein by reference.
**10.30	Consulting Services Agreement dated as of October 19, 2006, by and between GX Technology Corporation and Michael K. Lambert, filed on October 24, 2006 as Exhibit 10.2 to the
Company’s Current Report on Form 8-K, and incorporated herein by reference.
**10.31	First Amendment to Consulting Services Agreement dated as of January 5, 2007, by and between GX Technology Corporation and Michael K. Lambert, filed on January 8, 2007 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.
**10.32	Letter agreement dated October 19, 2006, by and between the Company and Michael K. Lambert, filed on October 24, 2006 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.
*10.33	First Amendment to Credit Agreement dated as of February 26, 2008, among the Company, Citibank, N.A., as Administrative Agent, and the other Guarantors, Banks and Financial Institutions Party thereto.

Exhibit No.	Description
*21.1	Subsidiaries of the Company.
†23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
*24.1	Power of Attorney.
†31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).
†31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).
†32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.
†32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

*	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 27, 2008.
**	Management contract or compensatory plan or arrangement.
†	Filed herewith

(b) Exhibits required by Item 601 of Regulation S-K.

Reference is made to subparagraph (a) (3) of this Item 15, which is incorporated herein by reference.

(c) Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Form 10-K/A (Amendment No. 1 to Form 10-K) to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Houston, State of Texas, on March 4, 2008.

ION GEOPHYSICAL CORPORATION

By:	/s/ Robert P. Peebler Robert P. Peebler President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K/A (Amendment No. 1 to the Annual Report on Form 10-K) has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacities	Date
/s/ Robert P. Peebler Robert P. Peebler	President, Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2008
* R. Brian Hanson	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 4, 2008
* Michael L. Morrison	Vice President and Corporate Controller (Principal Accounting Officer)	March 4, 2008
* James M. Lapeyre, Jr.	Chairman of the Board of Directors and Director	March 4, 2008
* Bruce S. Appelbaum	Director	March 4, 2008
* Theodore H. Elliott, Jr.	Director	March 4, 2008
* Franklin Myers	Director	March 4, 2008
* S. James Nelson, Jr.	Director	March 4, 2008
* John N. Seitz	Director	March 4, 2008
* Sam K. Smith	Director	March 4, 2008
*By: /s/ Robert P. Peebler Robert P. Peebler Attorney-in-fact

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

SCHEDULE II

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Year Ended December 31, 2005	Balance at Beginning of Year	Charged (Credited) to Costs and Expenses	Deductions	Balance at End of Year
	(In Thousands)
Allowances for doubtful accounts	$3,153	$600	$(672)	$3,081
Allowances for doubtful notes	5,893	—	(1,363)	4,530
Warranty	3,832	5,317	(5,253)	3,896
Allowance for net deferred tax assets	93,839	(5,315)	(9,664)	78,860

Year Ended December 31, 2006	Balance at Beginning of Year	Charged (Credited) to Costs and Expenses	Deductions	Balance at End of Year
	(In Thousands)
Allowances for doubtful accounts	$3,081	$577	$(857)	$2,801
Allowances for doubtful notes	4,530	—	—	4,530
Warranty	3,896	6,784	(4,425)	6,255
Allowance for net deferred tax assets	78,860	(12,538)	10,002	76,324

Year Ended December 31, 2007	Balance at Beginning of Year	Charged (Credited) to Costs and Expenses	Deductions	Balance at End of Year
	(In Thousands)
Allowances for doubtful accounts	$2,801	$437	$(563)	$2,675
Allowances for doubtful notes	4,530	—	(1,179)	3,351
Warranty	6,255	13,074	(5,890)	13,439
Allowance for net deferred tax assets	76,324	(18,266)	355	58,413

S-1

EXHIBIT INDEX

Exhibit No.	Description
*10.33	First Amendment to Credit Agreement dated as of February 26, 2008, among the Company, Citibank, N.A., as Administrative Agent, and the other Guarantors, Banks and Financial Institutions Party thereto.
*21.1	Subsidiaries of the Company.
†23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
*24.1	Power of Attorney.
†31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).
†31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).
†32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.
†32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

*	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 27, 2008.
†	Filed herewith.