Form 10-Q
period 2008-03-31
ION GEOPHYSICAL CORP
filed 2008-05-07
CIK 866609

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 1-12691
ION GEOPHYSICAL CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	22-2286646
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2105 CityWest Blvd.
Suite 400
Houston, Texas	77042-2839
(Address of principal executive offices)	(Zip Code)
REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (281) 933-3339
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☑ No: ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐      No: ☑
At April 30, 2008, there were 94,065,602 shares of common stock, par value $0.01 per share, outstanding.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS FOR FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2008

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2008	2007
	(In thousands, except share data)
ASSETS

Current assets:
Cash and cash equivalents	$36,022	$36,409
Restricted cash	6,815	7,052
Accounts receivable, net	160,060	188,029
Current portion of notes receivable, net	4,761	5,454
Unbilled receivables	43,975	22,388
Inventories	163,978	128,961
Prepaid expenses and other current assets	12,852	12,717

Total current assets	428,463	401,010
Non-current deferred income tax asset	2,964	2,872
Property, plant and equipment, net	36,784	36,951
Multi-client data library, net	76,456	59,689
Investments at cost	4,954	4,954
Goodwill	152,529	153,145
Intangible and other assets, net	48,198	50,528

Total assets	$750,348	$709,149

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable and current maturities of long-term debt	$14,505	$14,871
Accounts payable	54,607	44,674
Accrued expenses	61,157	66,911
Accrued multi-client data library royalties	27,570	29,962
Deferred revenue	17,274	21,278
Deferred income tax liability	2,792	2,792

Total current liabilities	177,905	180,488
Long-term debt, net of current maturities	8,274	9,842
Non-current deferred income tax liability	3,034	3,384
Other long-term liabilities	4,135	4,195
Fair value of preferred stock redemption features	9,378	—

Total liabilities	202,726	197,909

Cumulative convertible preferred stock	60,444	35,000

Stockholders’ equity:
Common stock, $0.01 par value; authorized 200,000,000 shares; outstanding 94,037,306 and 93,847,608 shares at March 31, 2008 and December 31, 2007, respectively, net of treasury stock	950	948
Additional paid-in capital	562,911	559,255
Accumulated deficit	(75,211)	(82,839)
Accumulated other comprehensive income	5,126	5,460
Treasury stock, at cost, 854,383 and 853,402 shares at March 31, 2008 and December 31, 2007, respectively	(6,598)	(6,584)

Total stockholders’ equity	487,178	476,240

Total liabilities and stockholders’ equity	$750,348	$709,149

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2008	2007
	(In thousands, except per share
	data)
Product revenues	$93,034	$123,480
Service revenues	47,125	41,565

Total net revenues	140,159	165,045

Cost of products	59,617	91,704
Cost of services	32,148	34,176

Gross profit	48,394	39,165

Operating expenses:
Research, development and engineering	12,159	11,304
Marketing and sales	11,156	10,637
General and administrative	14,784	11,280

Total operating expenses	38,099	33,221

Income from operations	10,295	5,944
Interest expense	(487)	(1,453)
Interest income	537	615
Other income (expense)	74	(227)
Fair value adjustment of preferred stock redemption features	178	—

Income before income taxes	10,597	4,879
Income tax expense	2,059	1,204

Net income	8,538	3,675
Preferred stock dividends and accretion	910	602

Net income applicable to common shares	$7,628	$3,073

Net income per share:
Basic and Diluted	$0.08	$0.04

Weighted average number of common shares outstanding:
Basic	93,969	80,216
Diluted	98,961	83,247
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income	$8,538	$3,675
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization (other than multi-client library)	6,226	6,395
Amortization of multi-client library	10,168	8,865
Stock-based compensation expense related to stock options, nonvested stock and employee stock purchases	2,056	1,598
Fair value adjustment of preferred stock redemption features	(178)	—
Deferred income tax	145	(226)
Bad debt expense	153	113
(Gain) loss on sale of fixed assets	(31)	87
Change in operating assets and liabilities:
Accounts and notes receivable	28,679	9,778
Unbilled receivables	(21,587)	3,196
Inventories	(34,334)	(19,247)
Accounts payable, accrued expenses and accrued royalties	2,165	671
Deferred revenue	(4,001)	(16,246)
Other assets and liabilities	(1,628)	(4,894)

Net cash used in operating activities	(3,629)	(6,235)

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,841)	(1,773)
Investment in multi-client data library	(26,935)	(10,687)
Proceeds from the sale of fixed assets	88	190

Net cash used in investing activities	(30,688)	(12,270)

Cash flows from financing activities:
Borrowings under revolving line of credit	—	10,000
Payments on notes payable and long-term debt	(1,934)	(2,011)
Issuance of preferred stock	35,000	—
Payment of preferred dividends	(910)	(589)
Proceeds from employee stock purchases and exercise of stock options	1,656	1,403
Restricted stock cancelled for employee minimum income taxes	(53)	—
Purchases of treasury stock	(14)	(65)

Net cash provided by financing activities	33,745	8,738

Effect of change in foreign currency exchange rates on cash and cash equivalents	185	(378)

Net decrease in cash and cash equivalents	(387)	(10,145)
Cash and cash equivalents at beginning of period	36,409	17,056

Cash and cash equivalents at end of period	$36,022	$6,911

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation
     The consolidated balance sheet of ION Geophysical Corporation and its subsidiaries (collectively referred to as the “Company” or “ION,” unless the context otherwise requires) at December 31, 2007 has been derived from the Company’s audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 2008, the consolidated statements of operations for the three months ended March 31, 2008 and 2007, and the consolidated statements of cash flows for the three months ended March 31, 2008 and 2007 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the operating results for a full year or of future operations.
     These consolidated financial statements have been prepared using accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States have been omitted. The accompanying consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
     During the first quarter of 2008, the Company determined that its engineering expenses relating to product enhancements are more appropriately reflected as combined with the engineering expenses associated with its research and development activities. These engineering expenses related to product enhancements had been previously classified within cost of products. The Company’s previously reported cost of products and research, development and engineering expenses for the three months ended March 31, 2007 have been reclassified to conform to the current year’s presentation. This reclassification (a total of $1.2 million for the three months ended March 31, 2007) had no impact on income from operations or net income.
(2) Summary of Significant Accounting Policies and Estimates
     Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, for a complete discussion of the Company’s significant accounting policies and estimates.
(3) Segment and Product Information
     The Company evaluates and reviews results based on four segments: three of these segments — Land Imaging Systems, Marine Imaging Systems and Data Management Solutions — make up the ION Systems Division, and the fourth segment is the ION Solutions Division — to allow for increased visibility and accountability of costs and more focused customer service and product development. The Company’s land sensors business unit, which specializes in the design and manufacture of geophones, and its land imaging systems business unit are aggregated to form the Land Imaging Systems segment. The Company measures segment operating results based on income from operations.
     A summary of segment information for the three ended March 31, 2008 and 2007, is as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Net revenues:
Land Imaging Systems	$49,888	$73,486
Marine Imaging Systems	34,488	44,149
Data Management Solutions	9,166	6,560

Total ION Systems	93,542	124,195
ION Solutions	46,617	40,850

Total	$140,159	$165,045

Income from operations:
Land Imaging Systems	$3,295	$4,365
Marine Imaging Systems	10,001	11,990
Data Management Solutions	5,208	1,781

Total ION Systems	18,504	18,136

	Three Months Ended
	March 31,
	2008	2007
ION Solutions	6,227	(416)
Corporate	(14,436)	(11,776)

Total	$10,295	$5,944

(4) Inventories
     A summary of inventories is as follows (in thousands):

	March 31,	December 31,
	2008	2007
Raw materials and subassemblies	$88,577	$70,870
Work-in-process	24,648	13,681
Finished goods	63,214	55,945
Reserve for excess and obsolete inventories	(12,461)	(11,535)

Inventories, net	$163,978	$128,961

(5) Net Income per Common Share
     Basic net income per common share is computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted net income per common share is determined based on the assumption that dilutive restricted stock and restricted stock unit awards have vested and outstanding dilutive stock options have been exercised and the aggregate proceeds were used to reacquire common stock using the average price of such common stock for the period. The total number of shares issued or committed for issuance under outstanding stock options at March 31, 2008 and 2007 were 6,588,791 and 6,658,120, respectively, and the total number of shares of restricted stock and restricted stock units at March 31, 2008 and 2007 were 1,094,791 and 1,182,251, respectively. The number of shares issued under stock option exercises during the three months ended March 31, 2008 and 2007 were 124,250 and 136,378 shares, respectively.
     The Company has outstanding $7.2 million of convertible senior notes, under which 1,675,926 shares of common stock may currently be acquired upon full conversion. In addition, there are 30,000, 5,000 and 35,000 outstanding shares, respectively, of Series D-1, Series D-2, and Series D-3 Cumulative Convertible Preferred Stock (Series D Preferred Stock), which may currently be converted, at the holder’s election, into up to 3,812,428 shares, 311,664 shares and 2,365,168 shares, respectively, of common stock. As shown in the table below, the convertible senior notes are dilutive for the three months ended March 31, 2008 and anti-dilutive for the three months ended March 31, 2007. The Series D-3 Preferred Stock (purchased in February 2008) was dilutive for the three months ended March 31, 2008; however, the Series D-1 Preferred Stock and the Series D-2 Preferred Stock were anti-dilutive for all periods presented and outstanding.
     The following table summarizes the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2008	2007
Net income applicable to common shares	$7,628	$3,073
Income impact of assumed convertible debt conversion	120	—
Impact of assumed Series D-3 Preferred Stock conversion:
Series D-3 Preferred Stock dividends	280	—
Fair value adjustment of Series D-3 Preferred Stock redemption feature	(371)	—

Net income after impact of assumed convertible debt and Series D-3 Preferred Stock conversions	$7,657	$3,073

Weighted average number of common shares outstanding	93,969	80,216
Effect of dilutive stock awards	2,302	3,031
Effect of assumed convertible debt conversion	1,676	—
Effect of assumed Series D-3 Preferred Stock conversion	1,014	—

Weighted average number of diluted common shares outstanding	98,961	83,247

Basic and diluted net income per common share	$0.08	$0.04

(6) Notes Payable, Long-term Debt and Lease Obligations

	March 31,	December 31,
Obligations	2008	2007
$75.0 million revolving line of credit	$—	$—
Convertible senior notes	7,240	7,240
Facility lease obligation	4,891	4,975
Equipment capital leases and other notes payable	10,648	12,498

Total	$22,779	$24,713

     Revolving Line of Credit. In March 2007, the Company obtained a $75.0 million revolving line of credit (the “Facility”) with a scheduled maturity in March 2011. There was no indebtedness for borrowings outstanding under the Facility at March 31, 2008. The Facility is available for revolving credit borrowings to be used for the Company’s working capital needs and general corporate purposes, subject to a borrowing base. In addition, the Facility includes a $25.0 million sub-limit for the issuance of documentary and standby letters of credit, of which $1.0 million had been issued at March 31, 2008. The Facility includes an accordion feature under which the total commitments under the Facility may be increased to $100.0 million, subject to the satisfaction of certain conditions.
     The Facility borrowing base is calculated based on the sum of (i) 85% of eligible accounts receivable, eligible foreign accounts receivable and insured foreign accounts receivable, plus (ii) the lesser of (x) thirty percent (30%) of eligible inventory or (y) $20.0 million. For purposes of this calculation, eligible foreign accounts receivable cannot exceed $23.5 million. As of March 31, 2008, the borrowing base calculation permitted total borrowings of $75.0 million, of which $74.0 million remained available.
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
     The Company is obligated to pay a commitment fee of 0.25% per annum on the unused portion of the Facility. A significant portion of the Company’s assets are pledged as collateral for outstanding borrowings under the Facility. The Facility credit agreement restricts the Company’s ability to pay dividends on its common stock, incur additional debt, sell significant assets, acquire other businesses, merge with other entities and take certain other actions without the consent of the lenders.
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
     In February 2008, the Facility was amended, modifying the indebtedness covenant to permit certain intercompany indebtedness of up to $150.0 million during 2008, and $135.0 million thereafter owing to the Company and its domestic subsidiaries by certain of the Company’s foreign subsidiaries and provided for certain additional financial covenants with respect to the Company’s domestic operations and subsidiaries. Specifically, these additional financial covenants obligate the Company to (x) not exceed a minimum domestic fixed charge coverage ratio of 1.5 to 1.0; (y) not exceed a maximum domestic leverage ratio of 1.5 to 1.0; and (z) not permit the ratio of the book value of total receivables, cash, permitted investments, inventory and equipment of the Company and its domestic subsidiaries, to the total commitments of the lenders under the Facility, to be less than 1.75 to 1.0. At March 31, 2008, the Company was in compliance with all of the covenants under the credit agreement.
     Convertible Senior Notes. In November 2007, a holder of $52.8 million principal amount of the $60.0 million outstanding convertible senior notes approached the Company and made an offer to convert its portion of the debt into common stock. This conversion occurred on November 27, 2007. The remaining $7.2 million balance of the convertible senior notes remains outstanding as of March 31, 2008. The notes bear interest at an annual rate of 5.5%, payable semi-annually. The notes, which are not redeemable prior to their maturity, are convertible into the Company’s common stock at an initial conversion rate of 231.4815 shares per $1,000 principal amount of notes (a conversion price of $4.32 per share), which represents 1,675,926 total common shares.
(7) Cumulative Convertible Preferred Stock
     Cumulative Convertible Preferred Stock. On February 21, 2008, the holder of the Company’s outstanding Series D-1 and Series D-2 Cumulative Convertible Preferred Stock (Series D-1 Preferred Stock and Series D-2 Preferred Stock, respectively), exercised its option and purchased the remaining 35,000 shares of Series D-3 Cumulative Convertible Preferred Stock (Series D-3 Preferred Stock) for $35.0 million. The shares of Series D-3 Preferred Stock have similar terms as the Series D-1 Preferred Stock and the Series D-2 Preferred Stock, except the Series D-3 Preferred Stock is initially convertible into 2,365,168 shares of the Company’s common stock at an initial conversion price of $14.7981 per share, subject to adjustments in certain events. On February 20, 2008, the closing sales price per share of ION common stock on the New York Stock Exchange was $13.26.
     The proceeds from the sale of the Series D-3 Preferred Stock were applied to current working capital needs. All rights held by the holder to purchase any shares of the Company’s preferred stock have been exercised. The proceeds received from the sale of the Series D-3 Preferred Stock, less its initial fair value associated with the redemption feature (see further discussion below), have been classified outside of stockholders’ equity on the balance sheet below total liabilities. Prior to conversion, common shares issuable will be assessed for inclusion in the weighted average shares outstanding for the Company’s diluted earnings per share using the if-converted method.
     The outstanding shares of the Series D-2 Preferred Stock and the Series D-3 Preferred Stock are subject to the accounting guidance contained in EITF Topic D-109: “Determining the Nature of a Host Contract Related to a Hybrid Financial Instrument Issued in the Form of a Share under FASB Statement No. 133” (Topic D-109). Topic D-109 became effective on a prospective basis on July 1, 2007, and the additional guidance and clarification of Topic D-109 applies to transactions occurring after July 1, 2007, including the issuances of the Series D-2 Preferred Stock and the Series D-3 Preferred Stock. Under Topic D-109, the redemption features of the Series D-2 Preferred Stock and the Series D-3 Preferred Stock are embedded derivatives that are required to be bifurcated and accounted for separately at their fair value. The fair value of the redemption features has been classified as a liability on the balance sheet of the Company and, on a quarterly basis, changes in the fair value of these redemption features will be reflected in the income statement below income from operations. For the period ending March 31, 2008, the fair value adjustment associated with the embedded derivatives resulted in a decrease (income) in their fair values of $0.2 million.
     Fair Value. On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” (SFAS 157), for financial assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 does not require new fair value measurements. The standard establishes a fair value hierarchy based on whether the inputs to valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s own assumptions about the assumptions market participants would use. The fair value hierarchy includes three levels of inputs that may be used to measure fair value. Level 3 inputs include assets and liabilities whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques reflecting the Company’s own assumptions about the assumptions market participants would use as well as those requiring significant management judgment.
     The embedded redemption features related to the Series D-2 Preferred Stock and the Series D-3 Preferred Stock are the only material transactions requiring recurring fair value calculations. The fair value of the redemption features are estimated using a lattice option model, which includes a variety of inputs. The key inputs for the lattice option model include the current market price of the Company’s common stock, the yield on the preferred stock dividend payments, interest rates calculated according to companies in similar financial and credit positions and the Company’s stock historical and implied volatility. For the three months ended, March 31, 2008, the redemption features for the Series D-2 Preferred Stock and the Series D-3 Preferred Stock had a combined value of $9.4 million, which was comprised entirely of Level 3 inputs. During the three months ended March 31, 2008, the Series D-2 Preferred Stock redemption feature increased in value from $1.1 million to $1.3 million, or an unrealized loss of $0.2 million. On February 21, 2008, the Series D-3 Preferred Stock was purchased, and its redemption feature was valued at $8.5 million, which decreased to $8.1 million at March 31, 2008, or an unrealized gain of $0.4 million.
(8) Income Taxes
     In 2002, the Company established a valuation allowance for substantially all of its deferred tax assets. Since that time, the Company has continued to record a valuation allowance. The valuation allowance was calculated in accordance with the provisions of SFAS 109, “Accounting for Income Taxes,” which require that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. The Company will continue to reserve for substantially all net deferred tax assets until there is sufficient evidence to warrant reversal. The Company’s effective tax rates for the three months ended March 31, 2008 and 2007 were 19.4% and 24.7%, respectively, and are primarily related to the Company’s earnings in its foreign jurisdictions as well as U.S. deferred taxes related to the utilization of acquired net operating losses.

     The Company has no unrecognized tax benefits and does not expect to recognize significant increases in unrecognized tax benefits during the next twelve month period.
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
(9) Comprehensive Net Income
     The components of comprehensive net income are as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Net income applicable to common shares	$7,628	$3,073
Foreign currency translation adjustment	(334)	(75)

Comprehensive net income	$7,294	$2,998

(10) Stock-Based Compensation — Valuation Assumptions
     The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

	Three Months Ended March 31,
	2008	2007
Risk-free interest rates	2.5%	4.5%
Expected lives (in years)	5.0	4.5
Expected dividend yield	0%	0%
Expected volatility	48.5%	48.8%
     The computation of expected volatility during the three months ended March 31, 2008 and 2007 was based on an equally weighted combination of historical volatility and market-based implied volatility. Historical volatility was calculated from historical data for a period of time approximately equal to the expected term of the option award, starting from the date of grant. Market-based implied volatility was derived from traded options on the Company’s common stock having a term of six months. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.
(11) Commitments and Contingencies
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

	Three Months Ended
	March 31,
	2008	2007
Balance at beginning of period	$13,439	$6,255
Accruals for warranties issued during the period	1,389	2,597
Settlements made (in cash or in kind) during the period	(1,643)	(1,552)

Balance at end of period	$13,185	$7,300

(12) Concentration of Credit and Foreign Sales Risks
     For the three months ended March 31, 2008, the Company recognized $36.8 million of sales to customers in Europe, $22.6 million of sales to customers in the Asia-Pacific region, $7.3 million of sales to customers in the Middle East, $6.7 million of sales to customers in Latin American countries, $6.7 million of sales to customers in the Commonwealth of Independent States, or former Soviet Union (CIS) and $0.8 million of sales to customers in Africa. The majority of the Company’s foreign sales are denominated in U.S. dollars. For the three months ended March 31, 2008 and 2007, international sales comprised 58% and 54%, respectively, of total net revenues. Certain of these countries have experienced economic problems and uncertainties from time to time. To the extent that world events or economic conditions negatively affect the Company’s future sales to customers in these and other regions of the world or the collectibility of the Company’s existing receivables, the Company’s future results of operations, liquidity and financial condition may be adversely affected.
(13) Recent Accounting Pronouncements
     In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (SFAS 161). SFAS 161 provides more guidance on disclosure criteria and requires more enhanced disclosures about a company’s derivative and hedging activities. The provisions for SFAS 161 are effective for fiscal years beginning after November 15, 2008 with earlier adoption allowed. The Company will adopt SFAS 161 upon its effective date. The Company does not anticipate the adoption of SFAS 161 will have a material impact on the Company’s financial position, results of operations or cash flows.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 allows companies the option to report certain financial assets and liabilities at fair value, establishes presentation and disclosure requirements and requires additional disclosure surrounding the valuation of the financial assets and liabilities presented at fair value on the balance sheet. The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007. The Company did not elect the fair value option for any of its financial assets or liabilities, and therefore, the adoption of SFAS 159 had no impact on the Company’s consolidated financial position, results of operations or cash flows.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
     We are a technology-focused seismic solutions company, providing the global oil and natural gas industry with a variety of seismic products and services, including land and marine seismic data acquisition equipment, survey design planning services, software products, seismic data libraries, and seismic data processing services. In recent years, we have transformed our business from being solely a seismic equipment manufacturer to being a provider of a full range of seismic imaging products and services — including designing and planning a seismic survey, overseeing the acquisition of seismic data by seismic contractors, and processing the acquired seismic data using advanced algorithms and mode workflows.
     We operate our company through four business segments: three of these segments — Land Imaging Systems, Marine Imaging Systems and Data Management Solutions — make up our ION Systems Division, and the fourth segment is our ION Solutions Division. Our current growth strategy is predicated on successfully executing six key imperatives:
•	Expanding our ION Solutions business in new regions with new customers and with new service offerings, including proprietary services for owners and operators of oil and gas properties;

•	Globalizing our ION Solutions data processing business by opening advanced imaging centers in new locations, and expanding our presence in the land seismic processing segment;

•	Successfully developing and introducing our next generation of marine towed streamer products;

•	Expanding our seabed imaging solutions business using our VectorSeis Ocean® (VSO) acquisition system platform and derivative products;

•	Increasing our market share in cable-based land acquisition systems through the latest version of our Scorpion® acquisition system; and

•	Ongoing development and further commercialization of FireFly®, our cableless full-wave land acquisition system.
     During the three months ended March 31, 2008, our ION Solutions and Data Management Solutions segments experienced strong percentage increases in revenues compared to their revenues for the comparable three months in 2007. Our Land Imaging Systems and Marine Imaging Systems segments’ revenues for 2008’s first quarter declined compared to their revenues in 2007’s first quarter. This decline was principally due to the fact that shipments of our VectorSeis® Ocean (VSO) data acquisition systems and a FireFly system sale were recorded in the first quarter of 2007. These large sales were not duplicated in the first quarter of 2008, further demonstrating the unevenness of our period-to-period sales. Our total net revenues of $140.2 million for the three months ended March 31, 2008 decreased $24.9 million, or 15.1%, compared to fiscal 2007 total net revenues. However, despite the decrease in revenues, overall gross margin percentages were 34.5%, an increase of 10.8% in our consolidated gross margin percentages compared to the first quarter of 2007. Additionally, overall income from operations for the three months ended March 31, 2008 grew by over 70% compared to income from operations for the comparable period in 2007.
     During the three months ended March 31, 2008, we continued to see interest in our new technologies. For example:
•	In March 2008, we completed acquisition of our latest basin-scale seismic survey library. The program provides a new regional 2D seismic framework of the Eastern Java Sea and the Makassar Straits, two highly prospective areas offshore Indonesia and Malaysia. Data for nearly 10,000 kilometers were acquired during the acquisition phase of this project.

•	We completed sales of three of our DigiFIN™ advanced streamer command and control systems for $5.5 million as market demand continues to be strong for our new product.
     The following table provides an overview of key financial metrics for our company as a whole and our four business segments during the three months ended March 31, 2008 compared to those periods one year ago (in thousands, except per share amounts):

	Three Months Ended March 31,
			Year-over-year
	2008	2007	Increase (decrease)
Net revenues:
Land Imaging Systems	$49,888	$73,486	(32.1%)
Marine Imaging Systems	34,488	44,149	(21.9%)
Data Management Solutions	9,166	6,560	39.7%

Total ION Systems	93,542	124,195	(24.7%)
ION Solutions	46,617	40,850	14.1%

Total	$140,159	$165,045	(15.1%)

Income from operations:
Land Imaging Systems	$3,295	$4,365	(24.5%)
Marine Imaging Systems	10,001	11,990	(16.6%)
Data Management Solutions	5,208	1,781	192.4%

Total ION Systems	18,504	18,136	2.0%
ION Solutions	6,227	(416)	1,569.9%
Corporate	(14,436)	(11,776)	(22.6%)

Total	$10,295	$5,944	73.2%

     We intend that the following discussion of our financial condition and results of operations will provide information that will assist in understanding our consolidated financial statements, the changes in certain key items in those financial statements from quarter to quarter, and the primary factors that accounted for those changes.
     There are a number of factors that could impact our future operating results and financial condition, and may, if realized, cause our expectations set forth in this Form 10-Q and elsewhere to vary materially from what we anticipate. See Part II, Item 1A. “Risk Factors” below.

     The information contained in this Quarterly Report on Form 10-Q contains references to our trademarks, service marks and registered marks, as indicated. Except where stated otherwise or unless the context otherwise requires, the terms “VectorSeis,” “GATOR,” “Scorpion,” “Orca,” and “FireFly” refer to our VectorSeis®, GATOR®, Scorpion®, Orca® and FireFly® registered marks, and the terms “DigiFIN” and “DigiSTREAMER” refers to our DigiFIN™ and DigiSTREAMER™ trademarks and service marks.
Results of Operations
     Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
     Net Revenues. Net revenues of $140.2 million for the three months ended March 31, 2008 decreased $24.9 million, or 15.1%, compared to the corresponding period last year. Land Imaging Systems’ net revenues decreased by $23.6 million, to $49.9 million compared to $73.5 million in the corresponding period of last year. This decrease related mainly to the FireFly system sale of $20.8 million in the first quarter of 2007 that was not duplicated in the first quarter of 2008. Marine Imaging Systems’ net revenues for the three months ended March 31, 2008 decreased by $9.7 million to $34.5 million compared to $44.1 million in the corresponding period of last year, principally due to the timing of our VectorSeis Ocean (VSO) system sales. This decrease was offset by increased sales of our DigiFIN advanced streamer command and control system. Our Data Management Solutions segment (Concept Systems) contributed $9.2 million to our net revenues for the first quarter, compared to $6.6 million in the corresponding period of last year. This increase primarily reflects increased energy industry demand for marine seismic work and sales from our GATOR® and newly launched Orca® towed streamer navigation and data management applications product line.
     Our ION Solutions division’s net revenues increased by $5.8 million, to $46.6 million for the three months ended March 31, 2008, compared to $40.9 million in the corresponding period of last year. The results for the first quarter of 2008 included increases in our new venture programs, especially off the coasts of South America and Indonesia. Supplementing this increase was larger multi-client seismic data library sales related to our ultra-deep seismic data program and geologic study off the east and west coasts of India and in the Arctic region. These sales accounted for the majority of our data library sales during the first quarter of 2008.
     Gross Profit and Gross Profit Percentage. Gross profit of $48.4 million for the three months ended March 31, 2008 increased $9.2 million, compared to the corresponding period last year. Gross profit percentages for the three months ended March 31, 2008 and 2007 were 34.5% and 23.7%, respectively. The increase in overall margins were seen across all business segments but most significantly by our ION Solutions division’s robust multi-client data library related to our recently completed programs in the Arctic region combined with strong pre-funded multi-client BasinSpan™ surveys off the coast of South America. We experienced stronger margins in our Marine Imaging Systems segment due to increased sales of our marine positioning products, and, in our Land Imaging Systems segment, we saw notable margin improvement in our Scorpion cable systems and vibroseis vehicle sales in 2008 compared to 2007. We also had an increase in higher margin sales at Concept Systems. Additionally, the first quarter of 2007 included the recognition of the sale of our first FireFly system, which, as a newly-developed system, had relatively high built-in costs of sale and lower than average margins.
     Research, Development and Engineering. Research, development and engineering expense was $12.2 million, or 8.7% of net revenues, for the three months ended March 31, 2008, an increase of $0.9 million compared to $11.3 million, or 6.8% of net revenues, for the corresponding period last year. The increase is due primarily to increased personnel costs related to additional hirings, professional fees and increased costs related to the development of our FireFly version 2.0 system and to the development of our current and next generation VSO product line. We expect to continue to incur significant research and development expenses as we continue to invest heavily in the next generation of our seismic acquisition products and services, such as our next generation of marine products.
     Marketing and Sales. Marketing and sales expense of $11.2 million, or 8.0% of net revenues, for the three months ended March 31, 2008 increased $0.6 million compared to $10.6 million, or 6.4% of net revenues, for the corresponding period last year. The increase in our sales and marketing expenditures reflects the hiring of additional sales personnel. We intend to continue investing significant sums in our marketing efforts as we further penetrate markets with our new products.
     General and Administrative. General and administrative expenses of $14.8 million for the three months ended March 31, 2008 increased $3.5 million compared to $11.3 million for the first quarter of 2007. General and administrative expenses as a percentage of net revenues for the three months ended March 31, 2008 and 2007 were 10.5% and 6.8%, respectively. The increase in general and administrative expense reflects our increased personnel headcount and continued international expansion of our operations in the Middle East, including higher payroll costs and an increase in professional costs and travel associated with our international expansion and new headquarters in the United Arab Emirates. As we continue into 2008 and continue to grow our earnings and revenues, we expect to more fully leverage costs, similar to last year.
     Interest Expense. Interest expense of $0.5 million for the three months ended March 31, 2008 decreased $1.0 million compared to $1.5 million for the first quarter of 2007. The decrease is due to the conversion of $52.8 million of our convertible senior notes in the fourth quarter of 2007. The remaining $7.2 million outstanding principal amount of these notes matures on December 15, 2008.
     Income Tax Expense. Income tax expense for the three months ended March 31, 2008 was $2.1 million compared to $1.2 million for the three months ended March 31, 2007. Income tax expense consists mainly of non-U.S. taxes and U.S. deferred taxes related to the utilization of acquired net operating losses. We continue to maintain a valuation allowance for substantially all of our U.S. federal net deferred tax assets. Our effective tax rate for the three months ended March 31, 2008 and 2007 was 19.4% and 24.7%, respectively. The decrease in our effective tax rate relates primarily to greater significance of our U.S. operations when compared to our international activities.
     Preferred Stock Dividends. The preferred dividend relates to our Series D-1 Preferred Stock, our Series D-2 Preferred Stock and our Series D-3 Preferred Stock (Series D Preferred Stock) we issued in February 2005, December 2007 and February 2008, respectively. Quarterly dividends may be paid, at our option, either in cash or by the issuance of our common stock. Dividends are paid at a rate equal to the greater of (i) five percent per annum or (ii) the three month LIBOR rate on the last day of the immediately preceding calendar quarter plus two and one-half percent per annum. All dividends paid to date on the Series D Preferred Stock have been paid in cash. The Series D Preferred Stock dividend rate was 7.2% at March 31, 2008.
Liquidity and Capital Resources
Sources of Capital
     Revolving Line of Credit. In March 2007, we obtained a $75.0 million revolving line of credit (the “Facility”) having a maturity date of March 2011. The Facility replaced our $25.0 million revolving line of credit facility that was scheduled to mature in May 2008. Except for $1.0 million with respect to outstanding letters of credit, there was no indebtedness outstanding for borrowings under the Facility at March 31, 2008. The Facility is available for our working capital needs and general corporate purposes, subject to a borrowing base. In addition, the Facility includes a $25.0 million sub-limit for the issuance of documentary and standby letters of credit. The Facility includes an accordion feature under which the total commitments under the Facility may be increased to $100.0 million, subject to the satisfaction of certain conditions.
     The Facility borrowing base is calculated based on the sum of (i) 85% of our total eligible accounts receivable, eligible foreign accounts receivable and insured foreign accounts receivable, plus (ii) the lesser of (x) thirty percent (30%) of eligible inventory or (y) $20.0 million. For purposes of this calculation, eligible foreign accounts receivable cannot exceed $23.5 million. As of March 31, 2008, the borrowing base calculation permitted total borrowings of $75.0 million, of which $74.0 million remained available.
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
     We are obligated to pay a commitment fee of 0.25% per annum on the unused portion of the Facility. A significant portion of our assets are pledged as collateral for outstanding borrowings under the Facility. The Facility credit agreement restricts our ability to pay dividends on our common stock, incur additional debt, sell significant assets, acquire other businesses, merge with other entities and take certain other actions without the consent of the lenders.
     The credit agreement requires us to comply with certain financial and non-financial covenants. These covenants include requirements on us to (i) maintain a minimum fixed charge coverage ratio of 1.25 to 1.0, and (ii) not exceed a maximum leverage ratio of 2.75 to 1.0 (upon retirement of our convertible senior notes debt, the maximum leverage ratio will be reduced to 2.50 to 1.0 for 12 months, and then to 2.0 to 1.0 thereafter).
     In February 2008, the Facility was amended, modifying the indebtedness covenant to permit certain intercompany indebtedness of up to $150.0 million during 2008, and $135.0 million thereafter owing to ourselves and our domestic subsidiaries by certain of our foreign subsidiaries and provided for certain additional financial covenants with respect to our domestic operations and subsidiaries. Specifically, these additional financial covenants obligate us to (x) not exceed a minimum domestic fixed charge ratio of 1.5 to 1.0; (y) not exceed a maximum domestic leverage ratio of 1.5 to 1.0; and (z) not permit the ratio of the book value of total receivables, cash, permitted investments, inventory and equipment of ourselves and our domestic subsidiaries, to the total commitments of the lenders under the Facility, to be less than 1.75 to 1.0. As of March 31, 2008, we were in compliance with all of the covenants under the credit agreement.
     Convertible Senior Notes. As of March 31, 2008, $7.2 million of our original $60.0 million principal amount of our 5.5% convertible senior notes were outstanding. These notes mature on December 15, 2008. The notes are not redeemable prior to their maturity, and are convertible into our common stock at an initial conversion rate of 231.4815 shares per $1,000 principal amount of notes (a conversion price of $4.32 per share for a total conversion into 1,675,926 shares).
     In November 2007, a holder of $52.8 million principal amount of our $60.0 million outstanding convertible senior notes approached us and made an offer to convert its notes into common stock. The conversion occurred on November 27, 2007, and we issued to the holder 12,212,964 shares upon conversion, in accordance with the terms of the notes.
     Cumulative Convertible Preferred Stock. In February 2005, we issued 30,000 shares of Series D-1 Cumulative Convertible Preferred Stock (Series D-1 Preferred Stock) in a privately-negotiated transaction, and received $29.8 million in net proceeds. Under our agreement with the Series D-1 Preferred Stock purchaser, we also granted to the purchaser an option to purchase up to an additional 40,000 shares of Series D Preferred Stock, having a conversion price equal to 122% of an average daily volume-weighted market price of our common stock over a trailing period of days, as of the time of issuance.
     In December 2007, the holder exercised this option and purchased 5,000 shares of Series D-2 Cumulative Convertible Preferred Stock (Series D-2 Preferred Stock) for $5.0 million. In addition, on February 21, 2008, the holder exercised the option and purchased the remaining 35,000 shares of Series D-3 Cumulative Convertible Preferred Stock (Series D-3 Preferred Stock) for $35.0 million. The shares of Series D Preferred Stock have substantially similar terms, except for their conversion prices per share:
•	The conversion price for the Series D-1 Preferred Stock is $7.869 per share;

•	The conversion price for the Series D-2 Preferred Stock is $16.0429 per share; and

•	The conversion price for the Series D-3 Preferred Stock is $14.7981 per share.
     The proceeds from the sales of the Series D-2 Preferred Stock and the Series D-3 Preferred Stock have been applied to current working capital needs. All rights held by the holder to purchase any shares of our preferred stock have been exercised.
     The Series D-1, the Series D-2 and the Series D-3 Preferred Stock may be converted at the holder’s election into 3,812,428 shares, 311,664 shares and 2,365,168 shares, respectively, of our common stock subject to adjustment. The holder has the right to redeem, at any time, all or part of the Series D Preferred Stock. We may satisfy its redemption obligations either in cash or by the issuance of our common stock, adjusted based upon changes in our 40-day average prevailing market price but not less than $4.45 per share (the Minimum Price) of our common stock at the time of redemption. Also, if we fall out of registration, we will pay an additional dividend equal to 1/15% multiplied by the number of days (equates to 2% per month) an effective registration is not available. However, if the 20-day average price of our common stock is less than the Minimum Price during that time, we may satisfy our redemption obligation by resetting the conversion price to the Minimum Price, and thereafter, all dividends must be paid in cash. In the event we cannot deliver registered shares upon redemption for stock, and to the extent we do not deliver cash, the dividend rate will increase to 15%.
     Under the agreement, the Series D Preferred Stock has a minimum annual dividend rate of 5.0% and a maximum annual dividend rate of LIBOR plus 2.5%. So long as any shares of Series D Preferred Stock are outstanding, we may not pay any dividends in cash or property to holders of our common stock, and may not purchase or redeem for cash or property any common stock, unless there are no arrearages in dividends paid on the Series D Preferred Stock and sufficient cash has been set aside to pay dividends on the Series D Preferred Stock for the next four quarterly dividend periods. Dividends are payable quarterly in cash or common shares at our option. To date, all dividends on the shares of Series D Preferred Stock have been paid in cash, and we intend for the foreseeable future to continue to pay cash dividends on those shares. The dividend rate for the Series D Preferred Stock was 7.2% at March 31, 2008.
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

     Based on our forecasts and our liquidity requirements for the near term future, we believe that the combination of our projected internally generated cash, the borrowing availability under our revolving line of credit and our working capital (including our cash and cash equivalents on hand) will be sufficient to fund our operational needs and liquidity requirements for at least the next twelve months.
Cash Flow from Operations
     We have historically financed operations from internally generated cash and funds from equity and debt financings. Cash and cash equivalents were $36.0 million at March 31, 2008, a decrease of $0.4 million from December 31, 2007. Net cash used in operating activities was approximately $3.6 million and $6.2 million for the three months ended March 31, 2008 and 2007, respectively. The net cash used in our operating activities in 2008 was primarily related to increased investment in our inventories and an increase in our unbilled receivables associated with our ION Solutions division’s sales. We expect a significant portion of the 2008 balance in our unbilled receivables to be invoiced during the second quarter of 2008. These increases were partially offset by a reduction in our accounts receivable due to timing of our sales.
Cash Flow from Investing Activities
     Net cash flow used in investing activities was $30.7 million for the three months ended March 31, 2008, compared to $12.3 million for the three months ended March 31, 2007. The principal uses of cash in our investing activities during the three months ended March 31, 2008 were $26.9 million for investments in our multi-client data library and $3.8 million for equipment purchases. We expect to spend an additional $45 million to $55 million for investments in our multi-client data library and on equipment purchases during the remainder of 2008. The range of expenditures for the remainder of the year could vary depending on the level of multi-client seismic data acquisition projects that are initiated during the remainder of 2008. In general, a majority or all of direct expenses associated with completing a multi-client survey are typically pre-funded by our customers.
Cash Flow from Financing Activities
     Net cash flow provided by financing activities was $33.8 million for the three months ended March 31, 2008, compared to $8.7 million for the three months ended March 31, 2007. The net cash flow provided by financing activities during the three months ended March 31, 2008 was primarily related to the $35.0 million issuance and sale of our Series D-3 Preferred Stock and $1.7 million in proceeds related to the exercise of stock options and stock purchases by our employees. This cash inflow was partially offset by scheduled principal payments of $1.9 million on our notes payable and capital lease obligations and $0.9 million in cash dividends paid on our outstanding Series D-1, Series D-2 and Series D-3 Preferred Stock.
Inflation and Seasonality
     Inflation in recent years has not had a material effect on our costs of goods or labor or the prices for our products or services. Traditionally, our business has been seasonal, with strongest demand in the fourth quarter of our fiscal year.
Critical Accounting Policies and Estimates
     General. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2007, for a complete discussion of our other significant accounting policies and estimates. There have been no material changes in the current period regarding our critical accounting policies and estimates, except for the following significant accounting policy:
     Fair Value of Preferred Stock Redemption Features. The redemption features of our outstanding Series D-2 Preferred Stock and Series D-3 Preferred Stock are embedded derivatives that are required to be bifurcated and accounted for separately at their fair value. Changes in the fair value of these derivatives are recognized below income from operations in the period of change. The fair value of the redemption features was determined using a lattice convertible bond option model that calculated thousands of scenarios based upon certain key inputs. The key inputs for the lattice option model include the current market price of our common stock, the yield on the preferred stock dividend payments, interest rates calculated according to companies in our similar financial and credit position and our stock’s historical and implied volatility. The most significant input is the current market price of our common stock. Holding all other inputs constant, a 10% increase or decrease in our common stock would result in a decrease or increase in the fair value of the redemption features of $1.4 million and ($1.6 million), respectively.

Recent Accounting Pronouncements
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (SFAS 161). SFAS 161 provides more guidance on disclosure criteria and requires more enhanced disclosures about a company’s derivative and hedging activities. The provisions for SFAS 161 are effective for fiscal years beginning after November 15, 2008 with earlier adoption allowed. We will adopt SFAS 161 upon its effective date. We do not anticipate the adoption of SFAS 161 will have a material impact on our financial position, results of operations or cash flows.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 allows companies the option to report certain financial assets and liabilities at fair value, establishes presentation and disclosure requirements and requires additional disclosure surrounding the valuation of the financial assets and liabilities presented at fair value on the balance sheet. The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007. We did not elect the fair value option for any of its financial assets or liabilities, and therefore, the adoption of FAS 159 had no impact on our consolidated financial position, results of operations or cash flows.
Credit and Foreign Sales Risks
     For the three months ended March 31, 2008, we recognized $36.8 million of sales to customers in Europe, $22.6 million of sales to customers in Asia Pacific, $7.3 million of sales to customers in the Middle East, $6.7 million of sales to customers in Latin American countries, $6.7 million of sales to customers in the Commonwealth of Independent States, or former Soviet Union (CIS) and $0.8 million of sales to customers in Africa. The majority of our foreign sales are denominated in U.S. dollars. For the three months ended March 31, 2008 and 2007, international sales comprised 58% and 54%, respectively of total net revenues. Certain of these countries have experienced economic problems and uncertainties from time to time. To the extent that world events or economic conditions negatively affect our future sales to customers in these and other regions of the world or the collectibility of our existing receivables, our future results of operations, liquidity and financial condition may be adversely affected. We currently require customers in these higher risk countries to provide their own financing and in some cases have assisted the customer in organizing international financing and Export-Import credit guarantees provided by the United States government. We do not currently extend long-term credit through notes to companies in countries we consider to be inappropriate for credit risk purposes.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Please refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007, for a discussion regarding the Company’s quantitative and qualitative disclosures about market risk. There have been no material changes to those disclosures during the three months ended March 31, 2008, except as described below.
Fair Value of Preferred Stock Redemption Features
     Our Series D-2 Preferred Stock and Series D-3 Preferred Stock contain embedded redemption features that are required to be bifurcated and accounted for separately at their fair values. The value of the redemption features was determined using a lattice convertible bond option model. The key inputs for the lattice option model include the current market price of our common stock, the yield on the preferred stock dividend payments, interest rates calculated according to companies in our similar financial and credit position and our stock’s historical and implied volatility. Holding all other inputs constant, a 10% increase or decrease in our common stock would result in a decrease or increase in the fair value of the redemption features of $1.4 million and ($1.6 million), respectively.
Item 4. Controls and Procedures
     Disclosure Controls and Procedures. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a—15(e) and 15d—15(e) under the Exchange Act as of March 31, 2008. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2008, our disclosure controls and procedures were effective such that the information relating to our company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors.
     This report (as well as certain oral statements made from time to time by authorized representatives on behalf of our company) contain statements concerning our future results and performance and other matters that are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of such terms or other comparable terminology. Examples of other forward-looking statements contained in this report (or in such oral statements) include statements regarding:
•	expected net revenues, income from operations and net income;

•	expected gross margins for our products and services;

•	future benefits to our customers to be derived from new products and services, such as Scorpion and FireFly;

•	future growth rates for certain of our products and services;

•	future sales to our significant customers;

•	expectations of oil and natural gas E&P companies and contractor end-users purchasing our more expensive, more technologically advanced products and services;

•	the degree and rate of future market acceptance of our new products and services;

•	expectations regarding future mix of business and future asset recoveries;

•	the timing of anticipated sales;

•	anticipated timing and success of commercialization and capabilities of products and services under development and start- up costs associated with their development;

•	expected improved operational efficiencies from our full-wave digital products and services;

•	potential future acquisitions;

•	future levels of capital expenditures;

•	future cash needs and future sources of cash, including availability under our revolving line of credit facility;

•	the outcome of pending or threatened disputes and other contingencies;

•	future demand for seismic equipment and services;

•	future seismic industry fundamentals;

•	the adequacy of our future liquidity and capital resources;

•	future oil and gas commodity prices;

•	future opportunities for new products and projected research and development expenses;

•	future worldwide economic conditions;

•	success in integrating our acquired businesses;

•	expectations regarding realization of deferred tax assets; and

•	anticipated results regarding accounting estimates we make.
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
     Information regarding factors that may cause actual results to vary from our expectations, called “risk factors,” appears in our Annual Report on Form 10-K for the year ended December 31, 2007 in Part II, Item 1A. “Risk Factors.” There have been no material changes from the risk factors previously disclosed in that Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     (c) During the three months ended March 31, 2008, the Company withheld and subsequently cancelled shares of our common stock to satisfy the minimum statutory income tax withholding obligation on the vesting of restricted stock for related employees. The date of cancellation, number of shares and average effective acquisition price per share, were as follows:

				(d) Maximum Number
				(or Approximate
				Dollar
			(c) Total Number of	Value) of Shares
			Shares Purchased as	That
	(a)	(b)	Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Acquired	Paid Per Share	Program	Program
January 1, 2008 to January 31, 2008	1,354	$13.59	Not applicable	Not applicable
February 1, 2008 to February 29, 2008	—	$—	Not applicable	Not applicable
March 1, 2008 to March 31, 2008	3,630	$13.25	Not applicable	Not applicable

Total	4,984	$13.34

Item 6. Exhibits
31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. §1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ION GEOPHYSICAL CORPORATION
By	/s/ R. Brian Hanson
R. Brian Hanson
Executive Vice President and Chief Financial Officer

Date: May 7, 2008

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