Form 10-Q
period 2008-06-30
ION GEOPHYSICAL CORP
filed 2008-08-07
CIK 866609

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No: ☑
At July 28, 2008, there were 95,443,426 shares of common stock, par value $0.01 per share, outstanding.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS FOR FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2008

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2008	2007
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$18,785	$36,409
Restricted cash	6,066	7,052
Accounts receivable, net	171,110	188,029
Notes receivable, net	4,107	5,454
Unbilled receivables	52,506	22,388
Inventories	189,197	128,961
Prepaid expenses and other current assets	9,308	12,717

Total current assets	451,079	401,010
Non-current deferred income tax asset	2,964	2,872
Property, plant and equipment, net	38,321	36,951
Multi-client data library, net	82,792	59,689
Investments at cost	4,954	4,954
Goodwill	151,478	153,145
Intangible and other assets, net	47,144	50,528

Total assets	$778,732	$709,149

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable and current maturities of long-term debt	$14,476	$14,871
Accounts payable	51,418	44,674
Accrued expenses	60,736	66,911
Accrued multi-client data library royalties	36,352	29,962
Deferred revenue	20,835	21,278
Deferred income tax liability	2,792	2,792

Total current liabilities	186,609	180,488
Long-term debt, net of current maturities	7,965	9,842
Non-current deferred income tax liability	2,822	3,384
Other long-term liabilities	4,104	4,195
Fair value of preferred stock redemption features	1,042	—

Total liabilities	202,542	197,909

Cumulative convertible preferred stock	68,785	35,000

Stockholders’ equity:
Common stock, $0.01 par value; authorized 200,000,000 shares; outstanding 94,459,597 and 93,847,608 shares at June 30, 2008 and December 31, 2007, respectively, net of treasury stock	945	948
Additional paid-in capital	567,564	559,255
Accumulated deficit	(59,766)	(82,839)
Accumulated other comprehensive income	5,224	5,460
Treasury stock, at cost, 848,422 and 853,402 shares at June 30, 2008 and December 31, 2007, respectively	(6,562)	(6,584)

Total stockholders’ equity	507,405	476,240

Total liabilities and stockholders’ equity	$778,732	$709,149

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
Product revenues	$104,360	$135,861	$197,394	$259,341
Service revenues	76,305	29,295	123,430	70,860

Total net revenues	180,665	165,156	320,824	330,201

Cost of products	72,637	97,813	132,254	189,517
Cost of services	50,007	21,136	82,155	55,312

Gross profit	58,021	46,207	106,415	85,372

Operating expenses:
Research, development and engineering	11,850	13,777	24,009	25,081
Marketing and sales	12,222	9,608	23,378	20,245
General and administrative	14,213	11,316	28,997	22,596

Total operating expenses	38,285	34,701	76,384	67,922

Income from operations	19,736	11,506	30,031	17,450
Interest expense	(652)	(1,800)	(1,139)	(3,253)
Interest income	540	524	1,077	1,139
Other income (expense)	258	(420)	332	(647)
Fair value adjustment of preferred stock redemption features	(5)	—	173	—

Income before income taxes	19,877	9,810	30,474	14,689
Income tax expense	3,524	2,145	5,583	3,349

Net income	16,353	7,665	24,891	11,340
Preferred stock dividends and accretion	908	589	1,818	1,191

Net income applicable to common shares	$15,445	$7,076	$23,073	$10,149

Earnings per share:
Basic net income per share	$0.16	$0.09	$0.25	$0.13

Diluted net income per share	$0.16	$0.08	$0.24	$0.12

Weighted average number of common shares outstanding:
Basic	94,222	80,550	94,095	80,384
Diluted	102,272	97,806	98,047	83,379
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income	$24,891	$11,340
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization (other than multi-client library)	13,171	13,056
Amortization of multi-client library	34,002	12,894
Stock-based compensation expense related to stock options, nonvested stock and employee stock purchases	4,138	3,129
Fair value adjustment of preferred stock redemption features	(173)	—
Deferred income tax	942	(455)
Gain on sale of fixed assets	(52)	(171)
Change in operating assets and liabilities:
Accounts and notes receivable	18,437	24,141
Unbilled receivables	(30,118)	1,216
Inventories	(59,568)	(30,317)
Accounts payable, accrued expenses and accrued royalties	8,444	(1,520)
Deferred revenue	(441)	(17,212)
Other assets and liabilities	(131)	(7,292)

Net cash provided by operating activities	13,542	8,809

Cash flows from investing activities:
Purchase of property, plant and equipment	(7,705)	(4,348)
Investment in multi-client data library	(57,105)	(24,192)
Proceeds from the sale of fixed assets	110	264
Increase in cost method investment	—	(182)

Net cash used in investing activities	(64,700)	(28,458)

Cash flows from financing activities:
Borrowings under revolving line of credit	50,000	86,000
Repayments under revolving line of credit	(50,000)	(70,000)
Payments on notes payable and long-term debt	(4,037)	(4,612)
Issuance of preferred stock	35,000	—
Payment of preferred dividends	(1,818)	(1,178)
Proceeds from employee stock purchases and exercise of stock options	4,317	4,588
Restricted stock cancelled for employee minimum income taxes	(216)	—
Purchases of treasury stock	(39)	(117)

Net cash provided by financing activities	33,207	14,681

Effect of change in foreign currency exchange rates on cash and cash equivalents	327	(549)

Net decrease in cash and cash equivalents	(17,624)	(5,517)
Cash and cash equivalents at beginning of period	36,409	17,056

Cash and cash equivalents at end of period	$18,785	$11,539

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation
     The consolidated balance sheet of ION Geophysical Corporation and its subsidiaries (collectively referred to as the “Company” or “ION,” unless the context otherwise requires) at December 31, 2007 has been derived from the Company’s audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 2008, the consolidated statements of operations for the three and six months ended June 30, 2008 and 2007, and the consolidated statements of cash flows for the six months ended June 30, 2008 and 2007 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the operating results for a full year or of future operations.
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
     During the first quarter of 2008, the Company determined that its engineering expenses relating to product enhancements are more appropriately reflected as combined with the engineering expenses associated with its research and development activities. These engineering expenses related to product enhancements had been previously classified within cost of products. The Company’s previously reported cost of products and research, development and engineering expenses for the three and six months ended June 30, 2007 have been reclassified to conform to the current year’s presentation. This reclassification (a total of $0.7 million and $1.9 million, respectively, for the three and six months ended June 30, 2007) had no impact on income from operations or net income.
(2) Summary of Significant Accounting Policies and Estimates
     Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, for a complete discussion of the Company’s significant accounting policies and estimates.
(3) Segment and Product Information
     In order to allow for increased visibility and accountability of costs and more focused customer service and product development, the Company evaluates and reviews results based on four segments: three of these segments — Land Imaging Systems, Marine Imaging Systems and Data Management Solutions — make up the ION Systems Division, and the fourth segment is the ION Solutions Division. The Company’s land sensors business unit, which specializes in the design and manufacture of geophones, and its land imaging systems business unit have been aggregated to form the Land Imaging Systems segment. The Company measures segment operating results based on income from operations.

     A summary of segment information for the three and six months ended June 30, 2008 and 2007 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net revenues:
Land Imaging Systems	$45,820	$90,263	$95,708	$163,749
Marine Imaging Systems	50,368	35,677	84,856	79,826
Data Management Solutions	9,596	10,620	18,762	17,180

Total ION Systems	105,784	136,560	199,326	260,755
ION Solutions	74,881	28,596	121,498	69,446

Total	$180,665	$165,156	$320,824	$330,201

Income (loss) from operations:
Land Imaging Systems	$1,320	$6,653	$4,615	$11,018
Marine Imaging Systems	11,181	10,175	21,182	22,165
Data Management Solutions	5,468	4,957	10,676	6,738

Total ION Systems	17,969	21,785	36,473	39,921
ION Solutions	16,070	405	22,297	(11)
Corporate	(14,303)	(10,684)	(28,739)	(22,460)

Total	$19,736	$11,506	$30,031	$17,450

(4) Inventories
     A summary of inventories is as follows (in thousands):

	June 30,	December 31,
	2008	2007
Raw materials and subassemblies	$93,029	$70,870
Work-in-process	27,818	13,681
Finished goods	80,311	55,945
Reserve for excess and obsolete inventories	(11,961)	(11,535)

Inventories, net	$189,197	$128,961

(5) Net Income per Common Share
     Basic net income per common share is computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted net income per common share is determined based on the assumption that dilutive restricted stock and restricted stock unit awards have vested and outstanding dilutive stock options have been exercised and the aggregate proceeds were used to reacquire common stock using the average price of such common stock for the period. The total number of shares issued or committed for issuance under outstanding stock options at June 30, 2008 and 2007 was 6,217,625 and 6,044,267, respectively, and the total number of shares of restricted stock and restricted stock units at June 30, 2008 and 2007 was 1,046,277 and 1,121,252, respectively. The number of shares issued under stock option exercises during the six months ended June 30, 2008 and 2007 was 505,866 and 612,631 shares, respectively.
     As of June 30, 2008, the Company had outstanding $7.2 million of convertible senior notes, under which 1,675,926 shares of common stock could be acquired upon full conversion. In addition, there are 30,000, 5,000 and 35,000 outstanding shares, respectively, of Series D-1, Series D-2, and Series D-3 Cumulative Convertible Preferred Stock (collectively referred to as the Series D Preferred Stock), which may currently be converted, at the holder’s election, into up to 3,812,428 shares, 311,664 shares and 2,365,168 shares, respectively, of common stock. As shown in the table below, the convertible senior notes were dilutive for all periods shown, except for the six months ended June 30, 2007. The Series D-1 and Series D-2 Preferred Stock were dilutive, while the Series D-3 Preferred Stock was anti-dilutive, for the three months ended June 30, 2008. For the six months ended June 30, 2008, all shares of Series D Preferred Stock were anti-dilutive. For the three and six months ended June 30, 2007, the outstanding shares of Series D Preferred Stock were anti-dilutive.

     The following table summarizes the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income applicable to common shares	$15,445	$7,076	$23,073	$10,149
Impact of assumed convertible debt conversion, net of tax	99	1,007	199	—
Impact of assumed Series D Preferred Stock conversions:
Series D-1 Preferred Stock dividends	389	—	—	—
Series D-2 Preferred Stock dividends	65	—	—	—
Fair value adjustment of Series D-2 Preferred Stock redemption feature, net of tax	(121)	—	—	—

Net income after impact of assumed convertible debt and preferred stock conversions	$15,877	$8,083	$23,272	$10,149

Weighted average number of common shares outstanding	94,222	80,550	94,095	80,384
Effect of dilutive stock awards	2,250	3,367	2,276	2,995
Effect of convertible debt conversion	1,676	13,889	1,676	—
Effect of assumed Series D Preferred Stock conversions:
Series D-1 Preferred Stock conversion	3,812	—	—	—
Series D-2 Preferred Stock conversion	312	—	—	—

Weighted average number of diluted common shares outstanding	102,272	97,806	98,047	83,379

Basic net income per share	$0.16	$0.09	$0.25	$0.13

Diluted net income per share	$0.16	$0.08	$0.24	$0.12

(6) Notes Payable, Long-term Debt and Lease Obligations

	June 30,	December 31,
Obligations	2008	2007
$75.0 million revolving line of credit	$—	$—
Convertible senior notes	7,240	7,240
Facility lease obligation	4,804	4,975
Equipment capital leases and other notes payable	10,397	12,498

Total	$22,441	$24,713

     Revolving Line of Credit. In March 2007, the Company obtained a $75.0 million revolving line of credit for the Company’s working capital needs and general corporate purposes. The facility was subject to a borrowing base, and included a $25.0 million sub-limit for the issuance of documentary and standby letters of credit, of which $1.5 million was outstanding at June 30, 2008. There was no other indebtedness outstanding under this facility at June 30, 2008.
     On July 3, 2008, the Company, its wholly-owned Luxembourg subsidiary, ION International S.À R.L. (“ION SÀRL”), and certain of its domestic and other foreign subsidiaries entered into a $100.0 million amended and restated revolving credit facility (the “Amended Facility”). The obligations of the Company under the Amended Facility are guaranteed by certain of its domestic subsidiaries; the obligations of ION SÀRL under the Amended Facility are guaranteed by certain of the Company’s domestic and foreign subsidiaries. The Amended Facility increases the Company’s borrowing capacity and offers additional flexibility for its capital needs by permitting direct borrowings under the Amended Facility by certain of its foreign subsidiaries.
     Under the Amended Facility, $60.0 million (or its equivalent in foreign currencies) is available for borrowings by ION SÀRL and $75.0 million is available for borrowings by ION. However, in no case shall the total borrowed amount exceed $100.0 million (unless the commitments are increased as described below). Borrowings under the Amended Facility are not subject to a borrowing base.
     The Amended Facility is available for revolving credit borrowings to be used to fund working capital needs, to finance acquisitions, investments and share repurchases and for the Company’s general corporate purposes. The Amended Facility includes a $35.0 million sub-limit for the issuance of documentary and stand-by letters of credit, and an accordion feature under which the total commitments under the Amended Facility may be increased by up to $50.0 million, subject to the satisfaction of certain conditions.
     The interest rate on borrowings under the Amended Facility will be, at the Company’s option, (i) an alternate base rate (either the prime rate of HSBC Bank USA, N.A., or a federals funds effective rate plus 0.50%, plus an applicable interest margin) or (ii) for eurodollar borrowings and borrowings in Euros or Pounds Sterling, a LIBOR-based rate, plus an applicable interest margin.
     The obligations of ION and the guarantee obligations of the U.S. guarantors are secured by a first-priority security interest in 100% of the stock and equity interests of all U.S. guarantors and 65% of certain first-tier foreign subsidiaries, and by substantially all other assets of ION and the U.S. guarantors. The obligations of ION SÀRL and the foreign guarantors are secured by a first-priority security interest in 100% of the stock of the foreign guarantors and the U.S. guarantors, and substantially all other assets of the foreign guarantors, the U.S. guarantors and ION.
     The Amended Facility contains covenants that restrict the Company, subject to certain exceptions, from:
•	Incurring additional indebtedness (including capital lease obligations), granting or incurring additional liens on its properties, pledging shares of its subsidiaries, entering into certain merger or other change-in-control transactions, entering into transactions with affiliates, making certain sales or other dispositions of assets, making certain investments, acquiring other businesses and entering into sale-leaseback transactions with respect to its property;

•	Paying cash dividends on the Company’s common stock unless there is no event of default under the Amended Facility and the amount of such dividends does not exceed 30% of consolidated net income (as that term is defined in the amended and restated credit agreement) for the prior fiscal year; and

•	Repurchasing and acquiring shares of the Company’s common stock unless there is no event of default under the Amended Facility and the amount of cash used for those repurchases and acquisitions does not exceed 30% of the Company’s consolidated net income for such prior fiscal year.
     The Amended Facility also requires compliance with certain financial covenants, including requirements for the Company and its domestic subsidiaries to (i) maintain a minimum fixed charge coverage ratio of 1.25 to 1, (ii) not exceed a maximum leverage ratio of 2.50 to 1, and (iii) maintain a minimum tangible net worth of at least 80% of its tangible net worth as of March 31, 2008, plus 50% of consolidated net income of the Company and its subsidiaries for each quarter thereafter and 80% of the proceeds from any issues of mandatorily convertible notes and preferred and common stock for each quarter thereafter.
     The Amended Facility contains customary event of default provisions (including a “change of control” event affecting the Company), the occurrence of which could lead to an acceleration of the Company’s obligations under the amended and restated credit agreement.
     Convertible Senior Notes. In November 2007, a holder of $52.8 million principal amount of the $60.0 million outstanding convertible senior notes approached the Company and made an offer to convert its portion of the debt into common stock. This conversion occurred on November 27, 2007. As of June 30, 2008, $7.2 million in principal amount of indebtedness under the convertible senior notes remained outstanding. The senior convertible notes mature on December 15, 2008. The notes bear interest at an annual rate of 5.5%, payable semi-annually. The outstanding notes, which are not redeemable prior to their maturity, are convertible into the Company’s common stock at the conversion rate of 231.4815 shares per $1,000 principal amount of notes (a conversion price of $4.32 per share), which represented 1,675,926 total common shares as of June 30, 2008.
     On July 23, 2008, the holders of $4.0 million in aggregate principal amount of the outstanding notes elected to convert their notes into 925,926 shares of common stock. As a result of this conversion, only $3.2 million in principal amount of notes remains outstanding.
(7) Cumulative Convertible Preferred Stock
     Cumulative Convertible Preferred Stock. On February 21, 2008, the holder of the Company’s outstanding Series D-1 and Series D-2 Cumulative Convertible Preferred Stock, exercised its option and purchased the remaining 35,000 shares of Series D-3 Cumulative Convertible Preferred Stock (Series D-3 Preferred Stock) for $35.0 million. The shares of Series D-3 Preferred Stock have similar terms as the Series D-1 Preferred Stock and the Series D-2 Preferred Stock, except the Series D-3 Preferred Stock is initially convertible into 2,365,168 shares of the Company’s common stock at an initial conversion price of $14.7981 per share, subject to adjustments in certain events. On February 20, 2008, the closing sales price per share of ION common stock on the New York Stock Exchange was $13.26.

     The proceeds from the sale of the Series D-3 Preferred Stock were applied to current working capital needs. As a result of the holder’s exercise of its option to purchase the Series D-3 Preferred Stock in February 2008, all rights held by the holder to purchase additional shares of the Company’s preferred stock have been exercised. The proceeds received from the sale of the Series D-3 Preferred Stock, less its initial fair value associated with the redemption feature (see further discussion below), have been classified outside of stockholders’ equity on the balance sheet below total liabilities. Prior to conversion, common shares issuable will be assessed for inclusion in the weighted average shares outstanding for the Company’s diluted earnings per share using the if-converted method.
     The outstanding shares of the Series D-2 Preferred Stock and the Series D-3 Preferred Stock are subject to the accounting guidance contained in EITF Topic D-109: “Determining the Nature of a Host Contract Related to a Hybrid Financial Instrument Issued in the Form of a Share under FASB Statement No. 133” (Topic D-109). Topic D-109 became effective on a prospective basis on July 1, 2007, and the additional guidance and clarification of Topic D-109 applies to transactions occurring after July 1, 2007, including the issuances of the Series D-2 Preferred Stock and the Series D-3 Preferred Stock. Under Topic D-109, the redemption features of the Series D-2 Preferred Stock and the Series D-3 Preferred Stock are embedded derivatives that are required to be bifurcated and accounted for separately at their fair value. The fair value of the redemption features has been classified as a liability on the balance sheet of the Company and, on a quarterly basis, changes in the fair value of these redemption features will be reflected in the income statement below income from operations. For the six months ending June 30, 2008, the fair value adjustment associated with the embedded derivatives resulted in a decrease or (income) in their fair values of $0.2 million.
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
     The embedded redemption features related to the Series D-2 Preferred Stock and the Series D-3 Preferred Stock are the only material transactions requiring recurring fair value calculations. The fair value of the redemption features are estimated using a lattice option model, which includes a variety of inputs. The key inputs for the lattice option model include the current market price of the Company’s common stock, the yield on the preferred stock dividend payments, interest rates calculated according to companies in the energy sector with similar financial and credit positions and the Company’s stock historical and implied volatility. At June 30, 2008, the redemption features for the Series D-2 Preferred Stock and the Series D-3 Preferred Stock had a combined value of $1.0 million, which was comprised entirely of Level 3 inputs. From inception and on March 31, 2008, the Series D-2 and the Series D-3 Preferred Stock redemption features were valued at approximately $1.2 million, which decreased in value to $1.0 million, for the six months ended June 30, 2008, or an unrealized gain of $0.2 million.
     The Company’s initial first quarter fair value calculations represented a preliminary valuation of management’s best estimate of the fair value of the redemption features. During the second quarter of 2008, the fair value lattice option model and its application was further refined. The Company determined that it had initially overstated the fair value of the redemption features and then again overstated the fair value of the redemption features upon their revaluation at March 31, 2008. The initial overstatement of the preferred stock redemption features resulted in an offsetting understatement to the costs basis in the preferred stock. The Company determined that this balance sheet reclassification was not material to the financial statements as a whole and therefore reflected its reclassification during the second quarter. Also, the income statement impact between the two periods was considered immaterial to both the first and second quarters’ results. Therefore, the correction was recorded during the three months ended June 30, 2008.
(8) Income Taxes
     In 2002, the Company established a valuation allowance for substantially all of its deferred tax assets. Since that time, the Company has continued to record a valuation allowance. The valuation allowance was calculated in accordance with the provisions of SFAS 109, “Accounting for Income Taxes,” which require that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. The Company will continue to reserve for substantially all net deferred tax assets until there is sufficient evidence to warrant reversal. The Company’s effective tax rates for the three months ended June 30, 2008 and 2007 were 17.7% and 21.9%, respectively. The decrease in the Company’s effective tax rate relates primarily to a change in the distribution of earnings between U.S. and foreign jurisdictions. The Company’s effective tax rate for the six months ended June 30, 2008 and 2007 were 18.3% and 22.8%, respectively.
     The Company has no unrecognized tax benefits and does not expect to recognize significant increases in unrecognized tax benefits during the next twelve month period.
     Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense.
     The Company’s U.S. federal tax returns for 2004 and subsequent years remain subject to examination by tax authorities. The Company is no longer subject to U.S. Internal Revenue Service (IRS) examination for periods prior to 2004, although carryforward attributes that were generated prior to 2004 may still be adjusted upon examination by the IRS if they either have been or will be used in a future period. In the Company’s foreign tax jurisdictions, tax returns for 2000 and subsequent years generally remain open to examination.
(9) Comprehensive Net Income
     The components of comprehensive net income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income applicable to common shares	$15,445	$7,076	$23,073	$10,149
Foreign currency translation adjustment	98	753	(236)	678

Comprehensive net income	$15,543	$7,829	$22,837	$10,827

(10) Stock-Based Compensation — Valuation Assumptions
     The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

	Six Months Ended June 30,
	2008	2007
Risk-free interest rates	2.5% – 3.4%	4.5% – 4.9%
Expected lives (in years)	5.0	4.5
Expected dividend yield	0%	0%
Expected volatility	44.8% – 48.5%	45.0% – 48.8%
     The computation of expected volatility during the six months ended June 30, 2008 and 2007 was based on an equally weighted combination of historical volatility and market-based implied volatility. Historical volatility was calculated from historical data for a period of time approximately equal to the expected term of the option award, starting from the date of grant. Market-based implied volatility was derived from traded options on the Company’s common stock having a term of six months. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.
(11) Commitments and Contingencies
     Legal Matters. The Company has been named in various lawsuits or threatened actions that are incidental to its ordinary business. Such lawsuits and actions could increase in number as the Company’s business expands and the Company grows larger. Litigation is inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time consuming, cause the Company to incur costs and expenses, require significant amounts of management time and result in the diversion of significant operational resources. The results of these lawsuits and actions cannot be predicted with certainty. Management currently believes that the ultimate resolution of these matters will not have a material adverse impact on the financial condition, results of operations or liquidity of the Company.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Balance at beginning of period	$13,185	$7,300	$13,439	$6,255
Accruals for warranties issued during the period	1,101	2,888	2,490	5,485
Settlements made (in cash or in kind) during the period	(2,626)	(1,613)	(4,269)	(3,165)

Balance at end of period	$11,660	$8,575	$11,660	$8,575

(12) Concentration of Credit and Foreign Sales Risks
     The majority of the Company’s foreign sales are denominated in U.S. dollars. For the six months ended June 30, 2008 and 2007, international sales comprised 60% and 59%, respectively, of total net revenues. For the six months ended June 30, 2008, the Company recognized $101.8 million of sales to customers in Europe, $34.2 million of sales to customers in the Asia-Pacific region, $16.4 million of sales to customers in the Middle East, $21.1 million of sales to customers in Latin American countries, $10.3 million of sales to customers in the Commonwealth of Independent States, or former Soviet Union (CIS) and $7.8 million of sales to customers in Africa. Certain of these countries have experienced economic problems and uncertainties from time to time. To the extent that world events or economic conditions negatively affect the Company’s future sales to customers in these and other regions of the world or the collectibility of the Company’s existing receivables, the Company’s future results of operations, liquidity and financial condition may be adversely affected.
(13) Recent Accounting Pronouncements
     In June 2008, the Financial Accounting Standards Board (FASB) issued EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to a Entity’s Own Stock” (EITF 07-5). EITF 07-5 re-evaluates the scope exceptions in SFAS 133 for purposes of determining if an instrument or embedded feature is considered indexed to its own stock and thus qualifies for a scope exception. The provisions for EITF 07-5 are effective for fiscal years beginning after December 15, 2008 with earlier adoption prohibited. The Company will adopt EITF 07-5 upon its effective date. The Company is currently evaluating the impact, if any, of EITF 07-5 on the Company’s financial position, results of operations or cash flows.
     In June 2008, the FASB issued Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1), which is effective for fiscal years beginning after December 15, 2008. This FSP would require unvested share-based payment awards containing non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be included in the computation of basic earnings per share according to the two-class method. The Company is currently evaluating the impact, if any, of FSP EITF 03-6-1 will have on the Company’s earnings per share computation.
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

(14) Subsequent Events — Proposed Acquisition
     In July 2008, ION announced that it had signed a definitive agreement to acquire all of the outstanding shares of ARAM Systems Ltd., a Canadian-based provider of cable-based land seismic recording systems, and its affiliated company, Canadian Seismic Rentals, Inc. (collectively known as “ARAM”). Founded in 1971, ARAM designs and manufactures land seismic data acquisition systems, specializing in analog cabled systems.
     In exchange for the purchase of the shares of ARAM Systems and Canadian Seismic Rentals, the Company has agreed with their shareholders to pay them an aggregate amount equal to CDN$350.0 million, payable in cash in an amount equal to US $275.0 million, and to issue a number of shares of the Company’s common stock to be determined by dividing the difference between CDN$350.0 million (to be converted to U.S. dollars at the closing date at a then-prevailing exchange rate), and US $275.0 million, by a trailing average of the closing prices per share of the Company’s common stock on the New York Stock Exchange for a ten trading day period ending 10 trading days prior to the closing date. The cash portion of the purchase price is payable in U.S. dollars and will be subject to certain closing and post-closing purchase price adjustments as provided for under the agreement. The cash portion of the transaction is expected to be sourced by a term loan issued in conjunction with the Company’s existing line of credit and from the proceeds of additional long-term debt. The transaction is subject to regulatory approvals, including expiration of the waiting period under the U.S. Hart-Scott-Rodino Antitrust Improvements Act of 1976, and to other customary closing conditions. See further discussion at Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Proposed Acquisition” of this Form 10-Q.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
     We are a technology-focused seismic solutions company, providing the global oil and natural gas industry with a variety of seismic products and services, including land and marine seismic data acquisition equipment, survey design planning services, software products, seismic data libraries and seismic data processing services. In recent years, we have transformed our business from being solely a seismic equipment manufacturer to being a provider of a full range of seismic imaging products and services — including designing and planning seismic surveys, overseeing the acquisition of seismic data by seismic contractors, and processing the acquired seismic data using advanced algorithms and mode workflows.
     On July 9, 2008, we announced that we had signed a definitive agreement to acquire all of the outstanding shares of ARAM Systems Ltd., a Canadian-based provider of cable-based land seismic recording systems, and its affiliated company, Canadian Seismic Rentals, Inc. See further discussion at Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Proposed Acquisition” of this Form 10-Q.
     We operate our company through four business segments: three of these segments — Land Imaging Systems, Marine Imaging Systems and Data Management Solutions — make up our ION Systems Division, and the fourth segment is our ION Solutions Division. Our current growth strategy is predicated on successfully executing six key imperatives:
•	Expanding our ION Solutions business in new regions with new customers and with new service offerings, including proprietary services for owners and operators of oil and gas properties;

•	Globalizing our ION Solutions data processing business by opening advanced imaging centers in new locations, and expanding our presence in the land seismic processing segment;

•	Developing and introducing our next generation of marine towed streamer products;

•	Expanding our seabed imaging solutions business using our VectorSeis Ocean® (VSO) acquisition system platform and derivative products;

•	Increasing our market share in cable-based land acquisition systems; and

•	Developing and commercializing of FireFly®, our cableless full-wave land acquisition system.
     During the six months ended June 30, 2008, our Marine Imaging Systems, Data Management Solutions and ION Solutions

segments experienced percentage increases in revenues compared to their revenues for the comparable six months in 2007. Our Land Imaging Systems segment’s revenues for 2008 declined compared to their revenues in 2007. This decline was principally due to two significant revenue events that occurred in the first half of 2007: the shipment of nine land seismic acquisition systems ordered by Oil & Natural Gas Corporation, Ltd. (ONGC) and the first sale of FireFly during the first six months of 2007. Our total net revenues of $320.8 million for the six months ended June 30, 2008 decreased $9.4 million, or 2.8%, compared to total net revenues for the first six months of 2007. However, despite the decrease in revenues, our overall gross margin percentages for the first six months of 2008 was 33.2% compared to 25.9% for the first half of 2007. Additionally, overall income from operations for the six months ended June 30, 2008 grew by over 70% compared to income from operations for the comparable period in 2007.
     Developments during the first six months of 2008 include the following:
•	In March 2008, we completed acquisition of our latest basin-scale seismic survey library. The program provides a new regional 2D seismic framework of the Eastern Java Sea and the Makassar Straits, two highly prospective areas offshore Indonesia and Malaysia. Data for nearly 10,000 kilometers was acquired during the acquisition phase of this project.

•	For the first half of 2008, we experienced strong sales of our new DigiFIN™ advanced streamer command and control systems as market demand continues to be strong for our new product.

•	In June 2008, our first DigiSTREAMER™ solid streamer acquisition system was successfully deployed in a commercial acquisition program in the North Sea.

•	On July 3, 2008, we entered into a $100.0 million amended and restated revolving credit facility. See “– Liquidity and Capital Resources – Sources of Capital – Revolving Line of Credit” below.
     The following table provides an overview of key financial metrics for our company as a whole and our four business segments during the three and six months ended June 30, 2008 compared to those periods one year ago (in thousands, except per share amounts):

			Comparable			Comparable
			Quarter			Year-to-Date
	Three Months Ended		Increase	Six Months Ended		Increase
	June 30,		(Decrease)	June 30,		(Decrease)
	2008	2007		2008	2007
Net revenues:
Land Imaging Systems	$45,820	$90,263	(49.2%)	$95,708	$163,749	(41.6%)
Marine Imaging Systems	50,368	35,677	41.2%	84,856	79,826	6.3%
Data Management Solutions	9,596	10,620	(9.6%)	18,762	17,180	9.2%

Total ION Systems	105,784	136,560	(22.5%)	199,326	260,755	(23.6%)
ION Solutions Division	74,881	28,596	161.9%	121,498	69,446	75.0%

Total	$180,665	$165,156	9.4%	$320,824	$330,201	(2.8%)

Income (loss) from operations:
Land Imaging Systems	$1,320	$6,653	(80.2%)	$4,615	$11,018	(58.1%)
Marine Imaging Systems	11,181	10,175	9.9%	21,182	22,165	(4.4%)
Data Management Solutions	5,468	4,957	10.3%	10,676	6,738	58.4%

Total ION Systems	17,969	21,785	(17.5%)	36,473	39,921	(8.6%)
ION Solutions Division	16,070	405	3,867.9%	22,297	(11)	202,800%
Corporate	(14,303)	(10,684)	(33.9%)	(28,739)	(22,460)	(28.0%)

Total	$19,736	$11,506	71.5%	$30,031	$17,450	72.1%

Net income applicable to common shares	$15,445	$7,076		$23,073	$10,149

Basic net income per common share	$0.16	$0.09		$0.25	$0.13
Diluted net income per common share	$0.16	$0.08		$0.24	$0.12
     We intend the following discussion of our financial condition and results of operations will provide information that will assist in understanding our consolidated financial statements, the changes in certain key items in those financial statements from quarter to quarter, and the primary factors that accounted for those changes.
     There are a number of factors that could impact our future operating results and financial condition, and may, if realized, cause our expectations set forth in this Form 10-Q and elsewhere to vary materially from what we anticipate. See Part II, Item 1A. “Risk Factors” below.
     The information contained in this Quarterly Report on Form 10-Q contains references to our trademarks, service marks and registered marks, as indicated. Except where stated otherwise or unless the context otherwise requires, the terms “VectorSeis,” “GATOR,” “Scorpion,” “SPECTRA,” “Orca,” and “FireFly” refer to our VectorSeis®, GATOR®, Scorpion®, SPECTRA®, Orca® and FireFly® registered marks, and the terms “BasinSPAN,” “DigiFIN” and “DigiSTREAMER” refers to our BasinSPAN™, DigiFIN™ and DigiSTREAMER™ trademarks and service marks.
Results of Operations
     Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
     Net Revenues. Net revenues of $180.7 million for the three months ended June 30, 2008 increased $15.5 million, or 9.4%, compared to the corresponding period last year. Land Imaging Systems’ net revenues decreased by $44.4 million, to $45.8 million compared to $90.3 million in the corresponding period of last year. This decrease related mainly to the delivery of nine of the 14 systems ordered by ONGC for $35.5 million in the second quarter of 2007. Marine Imaging Systems’ net revenues for the three months ended June 30, 2008 increased by $14.7 million to $50.4 million compared to $35.7 million in the corresponding period of last year, principally due to delivery of a portion of our fifth VectorSeis Ocean (VSO) system to Reservoir Exploration Technology ASA, further sales of our DigiFIN system and our first commercialized DigiSTREAMER system sale. Revenues from our Data Management Solutions segment (our Concept Systems subsidiary) of $9.6 million for the second quarter of 2008 were slightly below the $10.6 million in revenues for the corresponding period of last year. However, the energy industry demand for marine seismic work and our GATOR® and SPECTRA® towed streamer navigation and data management applications product line remained strong.
     Our ION Solutions division’s net revenues dramatically increased by $46.3 million, to $74.9 million for the three months ended June 30, 2008, compared to $28.6 million in the corresponding period of last year. The results for the second quarter of 2008 reflected increases in our new venture program sales, especially off the coasts of South America and Asia. Supplementing this increase were larger multi-client seismic data library sales related to our ultra-deep seismic data programs and geologic studies off the coasts of Africa and India.
     Gross Profit and Gross Profit Percentage. Gross profit of $58.0 million for the three months ended June 30, 2008 increased $11.8 million, compared to the corresponding period last year. Gross profit percentages for the three months ended June 30, 2008 and 2007 were 32.1% and 28.0%, respectively. The increase in overall margins were seen across the majority of our business segments but the most significant contributions came from our ION Solutions division’s multi-client data library sales, including our recently completed programs in the African and Arctic regions, and from our new venture multi-client BasinSpan™ surveys off the coasts of South America and Asia. We also experienced stronger margins in our Land Imaging Systems segment due to notable margin improvements in our Scorpion cable systems and vibroseis vehicle sales in 2008 compared to 2007. We also had an increase in higher margin sales at our Data Management Solutions segment. In our Marine Imaging Systems segment, we saw a decline in margins for the quarter due to product mix.
     Research, Development and Engineering. Research, development and engineering expense was $11.9 million, or 6.6% of net revenues, for the three months ended June 30, 2008, a decrease of $1.9 million compared to $13.8 million, or 8.3% of net revenues, for the corresponding period last year. The decrease is due primarily to the recent commercialization of DigiFIN and DigiSTREAMER and the anticipated commercialization later this year of FireFly Version 2.0. We expect to continue to incur significant research and development expenses as we continue to invest heavily in the next generation of our seismic acquisition products and services, such as our next generation of marine products.
     Marketing and Sales. Marketing and sales expense of $12.2 million, or 6.8% of net revenues, for the three months ended June 30, 2008 increased $2.6 million compared to $9.6 million, or 5.8% of net revenues, for the corresponding period last year. The increase in our sales and marketing expenditures reflects the hiring of additional sales personnel and increased convention and exhibit expenses, which occurred earlier in the year compared to the timing of expenses in 2007. We intend to continue investing significant sums in our marketing efforts as we further penetrate markets with our new products and service offerings.

     General and Administrative. General and administrative expenses of $14.2 million for the three months ended June 30, 2008 increased $2.9 million compared to $11.3 million for the second quarter of 2007. General and administrative expenses as a percentage of net revenues for the three months ended June 30, 2008 and 2007 were 7.9% and 6.8%, respectively. The increase in general and administrative expense reflects our increased personnel headcount, the continued international expansion of our operations in the Middle East and the growth of our business. As we continue into 2008 and continue to grow our earnings and revenues, we expect to more fully leverage costs, similar to last year.
     Interest Expense. Interest expense of $0.7 million for the three months ended June 30, 2008 decreased $1.1 million compared to $1.8 million for the second quarter of 2007. The decrease is due to the conversion of $52.8 million of our convertible senior notes in the fourth quarter of 2007. As of June 30, 2008, the remaining $7.2 million outstanding principal amount of these notes was scheduled to mature on December 15, 2008. On July 23, 2008, $4.0 million of indebtedness under our outstanding convertible senior notes was converted into 925,926 shares of our common stock. At July 31, 2008, $3.2 million principal amount of the convertible senior notes remained outstanding.
     Income Tax Expense. Income tax expense for the three months ended June 30, 2008 was $3.5 million compared to $2.1 million for the three months ended June 30, 2007. We continue to maintain a valuation allowance for substantially all of our U.S. federal net deferred tax assets. Our effective tax rate for the three months ended June 30, 2008 and 2007 was 17.7% and 21.9%, respectively. The decrease in our effective tax rate relates primarily to a change in the distribution of earnings between U.S. and foreign jurisdictions.
     Preferred Stock Dividends. The preferred stock dividend relates to our Series D-1 Preferred Stock, our Series D-2 Preferred Stock and our Series D-3 Preferred Stock (Series D Preferred Stock) that we issued in February 2005, December 2007 and February 2008, respectively. Quarterly dividends may be paid, at our option, either in cash or by the issuance of our common stock. Dividends are paid at a rate equal to the greater of (i) five percent per annum or (ii) the three month LIBOR rate on the last day of the immediately preceding calendar quarter plus two and one-half percent per annum. All dividends paid to date on the Series D Preferred Stock have been paid in cash. The Series D Preferred Stock dividend rate was 5.19% at June 30, 2008.
     Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
     Net Revenues. Net revenues of $320.8 million for the six months ended June 30, 2008 decreased $9.4 million, or 2.8%, compared to the corresponding period last year. Land Imaging Systems’ net revenues decreased by $68.0 million, to $95.7 million compared to $163.7 million in the corresponding period of last year. This decrease related mainly to the FireFly system sale of $20.8 million in the first quarter of 2007 and the ONGC systems sales for $35.5 million that were not duplicated in the first half of 2008. Marine Imaging Systems’ net revenues for the six months ended June 30, 2008 increased by $5.1 million to $84.9 million compared to $79.8 million in the corresponding period of last year, principally due to strong seabed and acquisition system product offerings, including the first commercialized sale of our DigiSTREAMER system and strong sales of our DigiFIN advanced streamer command and control system. Our Data Management Solutions segment (Concept Systems) contributed $18.8 million to our net revenues for the first half of 2008, compared to $17.2 million in the corresponding period of last year. This increase primarily reflects increased energy industry demand for marine seismic work and sales from our Orca® towed streamer navigation and data management applications product line.
     Our ION Solutions division’s net revenues significantly increased by $52.1 million, to $121.5 million for the six months ended June 30, 2008, compared to $69.4 million in the corresponding period of last year. The results for the first half of 2008 included increases in our new venture programs, especially off the coasts of South America and Asia. Supplementing this increase were larger multi-client seismic data library sales related to our ultra-deep seismic data programs and geologic studies off the coasts of India, Africa and in the Arctic region. These sales accounted for the majority of our data library sales during the first half of 2008.
     Gross Profit and Gross Profit Percentage. Gross profit of $106.4 million for the six months ended June 30, 2008 increased $21.0 million, compared to the corresponding period last year. Gross profit percentages for the six months ended June 30, 2008 and 2007 were 33.2% and 25.9%, respectively. The increase in overall margins were seen across the majority of our business segments but the most significant contributions came from our ION Solutions division’s multi-client data library revenues, including our recently completed programs in the African and Arctic regions, and from our new venture multi-client BasinSpan™ surveys off the coasts of South America and Asia. We experienced notable margin improvements in our Scorpion cable systems and vibroseis vehicle sales in 2008 compared to 2007. Also, during the first quarter of 2007, we included the sale of our first FireFly system, which, as a newly-developed system, had relatively high built-in costs of sale and lower than average margins. We experienced an increase in higher margin sales at Concept Systems. In our Marine Imaging Systems segment, we saw a decline in margins for the first half of 2008 due to product mix.

     Research, Development and Engineering. Research, development and engineering expense was $24.0 million, or 7.5% of net revenues, for the six months ended June 30, 2008, a decrease of $1.1 million compared to $25.1 million, or 7.6% of net revenues, for the corresponding period last year. The decrease is due primarily to the recent commercialization of DigiFIN and DigiSTREAMER and the anticipated commercialization later this year of FireFly Version 2.0. We expect to continue to incur significant research and development expenses as we continue to invest heavily in the next generation of our seismic acquisition products and services, such as our next generation of marine products.
     Marketing and Sales. Marketing and sales expense of $23.4 million, or 7.3% of net revenues, for the six months ended June 30, 2008 increased $3.2 million compared to $20.2 million, or 6.1% of net revenues, for the corresponding period last year. The increase in our sales and marketing expenditures reflects the hiring of additional sales personnel, increased professional fees and an increase in convention and exhibit expenses, which occurred earlier in the year compared to the timing of expenses in 2007. We intend to continue investing significant sums in our marketing efforts as we further penetrate markets with our new products and service offerings.
     General and Administrative. General and administrative expenses of $29.0 million for the six months ended June 30, 2008 increased $6.4 million compared to $22.6 million for the first half of 2007. General and administrative expenses as a percentage of net revenues for the six months ended June 30, 2008 and 2007 were 9.0% and 6.8%, respectively. The increase in general and administrative expense reflects our increased personnel headcount, continued international expansion of our operations in the Middle East, including higher payroll costs and an increase in professional costs and travel associated with our international expansion and our new international headquarters in the United Arab Emirates, and costs related to the growth of our business. As we continue into 2008 and continue to grow our earnings and revenues, we expect to more fully leverage costs, similar to last year.
     Interest Expense. Interest expense of $1.1 million for the six months ended June 30, 2008 decreased $2.2 million compared to $3.3 million for the first half of 2007. The decrease is due to the conversion of $52.8 million of our convertible senior notes in the fourth quarter of 2007. As of June 30, 2008, $7.2 million in principal amount of indebtedness under the convertible senior notes remained outstanding. The principal amount of the convertible senior notes matures on December 15, 2008. On July 23, 2008, $4.0 million of indebtedness under our outstanding convertible senior notes was converted into 925,926 shares of our common stock based. As a result of this conversion, $3.2 million in principal amount on our convertible senior notes remained outstanding.
     Income Tax Expense. Income tax expense for the six months ended June 30, 2008 was $5.6 million compared to $3.3 million for the six months ended June 30, 2007. We continue to maintain a valuation allowance for substantially all of our U.S. federal net deferred tax assets. Our effective tax rate for the six months ended June 30, 2008 and 2007 was 18.3% and 22.8%, respectively. The decrease in our effective tax rate relates primarily to a change in the distribution of earnings between U.S. and foreign jurisdictions.
Liquidity and Capital Resources
Sources of Capital
     Revolving Line of Credit. In March 2007, we obtained a $75.0 million revolving line of credit for our working capital needs and general corporate purposes. The facility was subject to a borrowing base, and included a $25.0 million sub-limit for the issuance of documentary and standby letters of credit, of which $1.5 million was outstanding at June 30, 2008. There was no other indebtedness outstanding under this facility at June 30, 2008.
     On July 3, 2008, we and certain of our domestic and foreign subsidiaries (including our wholly-owned Luxembourg subsidiary, ION SÀRL), entered into a $100.0 million amended and restated revolving credit facility (the “Amended Facility”). The obligations of the Company under the Amended Facility are guaranteed by certain of our domestic subsidiaries that are parties to the credit agreement; the obligations of ION SÀRL under the Amended Facility are guaranteed by certain of the Company’s domestic and foreign subsidiaries that are parties to the credit agreement.
     The Amended Facility increases our borrowing capacity and offers additional flexibility for our capital needs by permitting direct borrowings under the Amended Facility by certain of our foreign subsidiaries.
     Under this Amended Facility, $60.0 million (or its equivalent in foreign currencies) are available for borrowings by ION SÀRL and $75.0 million is available for borrowings by us. However, in no case shall the total borrowed amount exceed $100.0 million (unless the commitments are increased, as described below). Borrowings under the Amended Facility are not subject to a borrowing base.

     The Amended Facility is available for revolving credit borrowings to be used to fund working capital needs, to finance acquisitions, investments and share repurchases and for our general corporate purposes. The Amended Facility includes a $35.0 million sub-limit for the issuance of documentary and stand-by letters of credit, and an accordion feature under which the total commitments under the Amended Facility may be increased by up to $50.0 million, subject to the satisfaction of certain conditions.
     The interest rate on borrowings under the Amended Facility will be, at our option, (i) an alternate base rate (either the prime rate of HSBC Bank USA, N.A., or a federals funds effective rate plus 0.50%, plus an applicable interest margin) or (ii) for eurodollar borrowings and borrowings in Euros or Pounds Sterling, a LIBOR-based rate, plus an applicable interest margin.
     Our obligations and the guarantee obligations of our U.S. guarantors are secured by a first-priority security interest in 100% of the stock and equity interests of all of our U.S. guarantors and 65% of certain first-tier foreign subsidiaries, and by substantially all of our other assets and those of our U.S. guarantors. The obligations of ION SÀRL and the foreign guarantors are secured by a first-priority security interest in 100% of the stock of the foreign guarantors and the U.S. guarantors, and substantially all other assets of the foreign guarantors, the U.S. guarantors and ION.
     The Amended Facility contains covenants that restrict us, subject to certain exceptions, from:
•	Incurring additional indebtedness (including capital lease obligations), granting or incurring additional liens on its properties, pledging shares of its subsidiaries, entering into certain merger or other change-in-control transactions, entering into transactions with affiliates, making certain sales or other dispositions of assets, making certain investments, acquiring other businesses and entering into sale-leaseback transactions with respect to its property;

•	Paying cash dividends on the Company’s common stock unless there is no event of default under the Amended Facility and the amount of such dividends does not exceed 30% of consolidated net income (as that term is defined in the amended and restated credit agreement) for the prior fiscal year; and

•	Repurchasing and acquiring shares of our common stock unless there is no event of default under the Amended Facility and the amount of cash used for those repurchases and acquisitions does not exceed 30% of our consolidated net income for such prior fiscal year.
     The Amended Facility also requires compliance with certain financial covenants, including requirements for us and our domestic subsidiaries to (i) maintain a minimum fixed charge coverage ratio of 1.25 to 1, (ii) not exceed a maximum leverage ratio of 2.50 to 1, and (iii) maintain a minimum tangible net worth of at least 80% of our tangible net worth as of March 31, 2008, plus 50% of our consolidated net income for each quarter thereafter and 80% of the proceeds from any issuances by us of mandatorily convertible notes and preferred and common stock for each quarter thereafter.
     The Amended Facility contains customary event of default provisions (including any “change of control” event that affects us), the occurrence of which could lead to an acceleration of our obligations under the amended and restated credit agreement.
     Convertible Senior Notes. As of June 30, 2008, $7.2 million of our original $60.0 million principal amount of our 5.5% convertible senior notes were outstanding. These notes mature on December 15, 2008. The notes are not redeemable prior to their maturity, and as of June 30, 2008, were convertible into our common stock at the conversion rate of 231.4815 shares per $1,000 principal amount of notes (a conversion price of $4.32 per share for a total conversion into 1,675,926 shares).
     In November 2007, a holder of $52.8 million principal amount of our $60.0 million outstanding convertible senior notes approached us and made an offer to convert its notes into common stock. The conversion occurred on November 27, 2007, and we issued to the holder 12,212,964 shares upon conversion, in accordance with the terms of the notes.
     On July 23, 2008, the holders of $4.0 million principal amount of the outstanding notes elected to convert their notes into 925,926 shares of common stock. As a result of this conversion, only $3.2 million in principal amount of notes remains outstanding.
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
     The Series D-1, the Series D-2 and the Series D-3 Preferred Stock may be converted at the holder’s election into 3,812,428 shares, 311,664 shares and 2,365,168 shares, respectively, of our common stock subject to adjustment. The holder has the right to redeem, at any time, all or part of the Series D Preferred Stock. We may satisfy its redemption obligations either in cash or by the issuance of our common stock, adjusted based upon changes in our 40-day average prevailing market price but not less than $4.45 per share (the “Minimum Price”) of our common stock at the time of redemption. Also, if we fall out of registration, we will pay an additional dividend equal to 1/15% multiplied by the number of days (equates to 2% per month) an effective registration is not available. However, if the 20-day average price of our common stock is less than the Minimum Price during that time, we may satisfy our redemption obligation by resetting the conversion price to the Minimum Price, and thereafter, all dividends must be paid in cash. In the event we cannot deliver registered shares upon redemption for stock, and to the extent we do not deliver cash, the dividend rate will increase to 15%.
     Under the agreement, the Series D Preferred Stock has a minimum annual dividend rate of 5.0% and a maximum annual dividend rate of LIBOR plus 2.5%. So long as any shares of Series D Preferred Stock are outstanding, we may not pay any dividends in cash or property to holders of our common stock, and may not purchase or redeem for cash or property any common stock, unless there are no arrearages in dividends paid on the Series D Preferred Stock and sufficient cash has been set aside to pay dividends on the Series D Preferred Stock for the next four quarterly dividend periods. Dividends are payable quarterly in cash or common shares at our option. To date, all dividends on the shares of Series D Preferred Stock have been paid in cash, and we intend for the foreseeable future to continue to pay cash dividends on those shares. The dividend rate for the Series D Preferred Stock was 5.19% at June 30, 2008.
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
     Based on our forecasts and our liquidity requirements for the near term future, we believe that the combination of our projected internally generated cash, the borrowing availability under our revolving line of credit, the current funding commitments for additional long-term debt related to our ARAM acquisition and our working capital (including our cash and cash equivalents on hand) will be sufficient to fund our operational needs, our acquisition of ARAM and our liquidity requirements for at least the next twelve months. See further discussion of ARAM financing at Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Proposed Acquisition” of this Form 10-Q.
Cash Flow from Operations
     We have historically financed operations from internally generated cash and funds from equity and debt financings. Cash and cash equivalents were $18.8 million at June 30, 2008, a decrease of $17.6 million from December 31, 2007. Net cash provided by operating activities was approximately $13.5 for the six months ended June 30, 2008, compared to $8.8 million for the six months ended June 30, 2007. The net cash used in our operating activities in 2008 was primarily related to increased investment in our inventories and an increase in our unbilled receivables associated with our ION Solutions division’s sales. We expect a significant portion of the 2008 balance in our unbilled receivables to be invoiced during the third quarter of 2008. These increases were partially offset by a reduction in our accounts receivable due to the timing of our sales.

Cash Flow from Investing Activities
     Net cash flow used in investing activities was $64.7 million for the six months ended June 30, 2008, compared to $28.5 million for the six months ended June 30, 2007. The principal uses of cash in our investing activities during the six months ended June 30, 2008 were $57.1 million for investments in our multi-client data library and $7.7 million for equipment purchases. We expect to spend an additional $30 million to $50 million for investments in our multi-client data library and on equipment purchases for the remainder of 2008, which could vary depending on the level of multi-client seismic data acquisition projects that are initiated during the remainder of 2008. In general, a majority or all of direct expenses associated with completing a multi-client survey are typically pre-funded by our customers.
Cash Flow from Financing Activities
     Net cash flow provided by financing activities was $33.2 million for the six months ended June 30, 2008, compared to $14.7 million for the six months ended June 30, 2007. The net cash flow provided by financing activities during the six months ended June 30, 2008 was primarily related to the $35.0 million issuance and sale of our Series D-3 Preferred Stock and $4.3 million in proceeds related to the exercise of stock options and stock purchases by our employees. This cash inflow was partially offset by scheduled principal payments of $4.0 million on our notes payable and capital lease obligations and $1.8 million in cash dividends paid on our outstanding Series D-1, Series D-2 and Series D-3 Preferred Stock.
Proposed Acquisition
     On July 8, 2008, we signed a definitive agreement to purchase all of the outstanding shares of ARAM Systems, Ltd., a privately-held Calgary, Alberta-based company, and its affiliated company, Canadian Seismic Rentals, Inc., also based in Calgary. ARAM Systems is engaged in the business of designing and manufacturing land seismic data equipment for sale or lease. Canadian Seismic Rentals and its subsidiaries are engaged in the business of leasing the equipment to third parties.
     In exchange for the purchase of the shares of ARAM Systems and Canadian Seismic Rentals, we have agreed with their shareholders to pay them an aggregate amount equal to CDN$350.0 million, payable in cash in an amount equal to US $275.0 million, and to issue a number of shares of our common stock to be determined by dividing the difference between CDN$350.0 million (to be converted to U.S. dollars at the closing date at a then-prevailing exchange rate), and US $275.0 million, by a trailing average of the closing prices per share of our common stock on the New York Stock Exchange for a 10-trading day period ending ten trading days prior to the closing date. The cash portion of the purchase price is payable in U.S. dollars and will be subject to certain closing and post-closing purchase price adjustments as provided for under the agreement. The shareholders have agreed to deposit $35.0 million of the cash purchase price into escrow for a one-year period following closing for purchase price adjustments and to secure indemnification obligations of the parties. Under current exchange rates and assuming such average price per share of our common stock is US $16.45 per share (which was the closing price per share on July 7, 2008), we will issue approximately 4,144,400 shares of our common stock in this acquisition. We have agreed to file after the closing date, a registration statement to register resales of the common stock acquired by the shareholders in the transaction. The US $275.0 million cash portion of the transaction is expected to be sourced by a term loan issued in conjunction with our existing line of credit and from the proceeds of additional long-term debt. In connection with this acquisition, we are in the process of arranging debt financing for the acquisition. We have obtained acquisition financing commitments from three financial institutions subject to customary conditions.
     The transaction is subject to regulatory approvals, including expiration of the waiting period under the U.S. Hart-Scott-Rodino Antitrust Improvements Act of 1976, and to other customary closing conditions. We expect that the transaction will be completed during the third quarter of 2008 following the parties’ obtaining regulatory approvals and the completion of acquisition financing for the transaction.
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
     Fair Value of Preferred Stock Redemption Features. The redemption features of our outstanding Series D-2 Preferred Stock and Series D-3 Preferred Stock are embedded derivatives that are required to be bifurcated and accounted for separately at their fair value. Changes in the fair value of these derivatives are recognized below income from operations in the period of change. The fair value of the redemption features was determined using a lattice convertible bond option model that calculated thousands of scenarios based upon certain key inputs. The key inputs for the lattice option model include the current market price of our common stock, the yield on the preferred stock dividend payments, interest rates calculated according to companies in the energy sector with similar financial and credit position (credit yield spread) and our stock’s historical and implied volatility. The most significant inputs are the current market price of our common stock and credit yield spread. Holding all other inputs constant, a 10% increase or decrease in our common stock would result in a decrease or increase in the fair value of the redemption features of $0.1 million and ($0.1 million), respectively. Likewise, a 10% decrease or increase in our credit yield spread would result in a decrease or increase in the fair value of the redemption features of $0.3 million and ($0.3 million), respectively.
Recent Accounting Pronouncements
     In June 2008, the Financial Accounting Standards Board (FASB) issued EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to a Entity’s Own Stock” (EITF 07-5). EITF 07-5 re-evaluates the scope exceptions in SFAS 133 for purposes of determining if an instrument or embedded feature is considered indexed to its own stock and thus qualifies for a scope exception. The provisions for EITF 07-5 are effective for fiscal years beginning after December 15, 2008 with earlier adoption prohibited. We will adopt EITF 07-5 upon its effective date. We are currently evaluating the impact, if any, of EITF 07-5 on our financial position, results of operations or cash flows.
     In June 2008, the FASB issued Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1), which is effective for fiscal years beginning after December 15, 2008. This FSP would require unvested share-based payment awards containing non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be included in the computation of basic earnings per share according to the two-class method. We are currently evaluating the impact, if any, of FSP EITF 03-6-1 will have on our earnings per share computation.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (SFAS 161). SFAS 161 provides more guidance on disclosure criteria and requires more enhanced disclosures about a company’s derivative and hedging activities. The provisions for SFAS 161 are effective for fiscal years beginning after November 15, 2008 with earlier adoption allowed. The Company will adopt SFAS 161 upon its effective date. We do not anticipate that the adoption of SFAS 161 will have a material impact on our financial position, results of operations or cash flows.
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

Credit and Foreign Sales Risks
     The majority of our foreign sales are denominated in U.S. dollars. For the six months ended June 30, 2008 and 2007, international sales comprised 60% and 59%, respectively of total net revenues. For the six months ended June 30, 2008, we recognized $101.8 million of sales to customers in Europe, $34.2 million of sales to customers in Asia Pacific, $16.4 million of sales to customers in the Middle East, $21.1 million of sales to customers in Latin American countries, $10.3 million of sales to customers in the Commonwealth of Independent States, or former Soviet Union (CIS) and $7.8 million of sales to customers in Africa. Certain of these countries have experienced economic problems and uncertainties from time to time. To the extent that world events or economic conditions negatively affect our future sales to customers in these and other regions of the world or the collectibility of our existing receivables, our future results of operations, liquidity and financial condition may be adversely affected. We currently require customers in these higher risk countries to provide their own financing and in some cases have assisted the customer in organizing international financing and Export-Import credit guarantees provided by the United States government. We do not currently extend long-term credit through notes to companies in countries we consider to be inappropriate for credit risk purposes.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Please refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007, for a discussion regarding the Company’s quantitative and qualitative disclosures about market risk. There have been no material changes to those disclosures during the three months ended June 30, 2008.
     Fair Value of Preferred Stock Redemption Features. Our Series D-2 Preferred Stock and Series D-3 Preferred Stock contain embedded redemption features that are required to be bifurcated and accounted for separately at their fair values. The value of the redemption features was determined using a lattice convertible bond option model. The key inputs for the lattice option model include the current market price of our common stock, the yield on the preferred stock dividend payments, interest rates calculated according to companies in the energy sector with similar financial and credit position and our stock’s historical and implied volatility. Holding all other inputs constant, a 10% increase or decrease in our common stock would result in a decrease or increase in the fair value of the redemption features of $0.1 million and ($0.1 million), respectively. Likewise, a 10% decrease or increase in our credit yield spread would result in a decrease or increase in the fair value of the redemption features of $0.3 million and ($0.3 million), respectively.
Item 4. Controls and Procedures
     Disclosure Controls and Procedures. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a—15(e) and 15d—15(e) under the Exchange Act as of June 30, 2008. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2008, our disclosure controls and procedures were effective such that the information relating to our company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
     Information regarding factors that may cause actual results to vary from our expectations, called “risk factors,” appears in our Annual Report on Form 10-K for the year ended December 31, 2007 in Part II, Item 1A. “Risk Factors.” There have been no material changes from the risk factors previously disclosed in that Form 10-K, except for the addition of the following risk factors:
     In connection with our proposed acquisition of ARAM, we expect that we will incur acquisition indebtedness which will substantially increase our debt service obligations and may have the affect of constraining our ability to operate our business. Unless we are able to generate sufficient cash flows from operations to meet these debt obligations, our business financial condition and operating results will be materially and adversely affected.
     Following the completion of our proposed acquisition of ARAM, we expect that we will have a significant amount of acquisition indebtedness in place. This level of indebtedness may present significant risks to investors, both in terms of the constraints that it places on our ability to operate our business and because of the possibility that we may not generate sufficient cash to pay the principal of and interest on our indebtedness as it becomes due.
     This substantial additional indebtedness could have important consequences to you. For example, it could:
•	make it more difficult for us to satisfy our obligations with respect to our other indebtedness, including that under our amended and restated revolving credit facility;

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, research and development activities, capital expenditures and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that may have less debt; and

•	limit our ability to borrow additional funds.
     Our amended and restated revolving credit facility bears interest at variable rates. If market interest rates increase, we will have higher debt service requirements, which could adversely affect our cash flows.
     To service our indebtedness and other obligations after the ARAM acquisition is completed, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.
     Our ability to make payments on and to refinance our indebtedness, including our proposed acquisition debt, and to fund our working capital needs and planned capital expenditures, will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control.
     We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our amended and restated revolving credit facility or otherwise in an amount sufficient to enable us to pay our total indebtedness, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before the maturity thereof. We cannot assure you that we will be able to refinance any of our indebtedness, including our amended and restated revolving credit facility, on commercially reasonable terms or at all.
     In addition, if for any reason we are unable to meet our debt service obligations, we would be in default under the terms of our agreements governing our outstanding debt. If such a default were to occur, the lenders under our amended and restated revolving credit facility could elect to declare all amounts outstanding under that facility immediately due and payable, and the lenders under that facility would not be obligated to continue to advance funds to us. In addition, if such a default were to occur, our other indebtedness could then become due and payable. If the amounts outstanding under these debt agreements are accelerated, we cannot assure you that our assets will be sufficient to repay in full the money owed to our lenders or to our other debt holders.
     If the ARAM acquisition is completed, the terms of our acquisition indebtedness will likely impose significant operating and financial restrictions, which may prevent us from capitalizing on business opportunities and achieving our strategic plans.
     If the ARAM acquisition is completed, the terms of our acquisition indebtedness (along with our amended and restated revolving credit facility) will contain customary provisions that will have the effect of restricting certain of our activities, including covenants that restrict us and our subsidiaries from:
•	incurring additional indebtedness and issuing preferred stock;

•	creating liens on our assets;

•	making certain investments or other restricted payments;

•	consolidating or merging with, or acquiring, another business;

•	selling or otherwise disposing of our assets;

•	paying dividends and making other distributions with respect to our capital stock, or repurchasing, redeeming or retiring capital stock or subordinated debt; and

•	entering into transactions with our affiliates.
     This indebtedness will also require us to comply with covenants to meet certain financial ratios. We may not be able to maintain these ratios and if we fail to be in compliance with these covenants, we will not be able to borrow additional amounts available under our amended and restated revolving credit facility, or from other lending sources, which would make it difficult for us to operate our business.
     The restrictions to be contained in these debt instruments may have the effect of preventing us from taking actions that we believe would be in the best interest of our business, and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. We also may incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility. We cannot assure you that we will be granted waivers or amendments to these agreements if for any reason we are unable to comply with these agreements, or that we will be able to refinance our debt on terms acceptable to us, or at all. The breach of any of these covenants and restrictions could result in a default under our credit facilities and debt instruments. Such an event of default under these facilities and debt instruments would permit our lenders to declare all amounts borrowed from them to be due and payable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     (c) During the three months ended June 30, 2008, in connection with the lapse of restrictions on shares of our restricted stock held by certain employees, we acquired shares of our common stock in satisfaction of tax withholding obligations that were incurred on the vesting date. The date of cancellation, number of shares and average effective acquisition price per share, were as follows:

				(d) Maximum Number
				(or Approximate
				Dollar
			(c) Total Number of	Value) of Shares
			Shares Purchased as	That
	(a)	(b)	Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Acquired	Paid Per Share	Program	Program
April 1, 2008 to April 30, 2008	2,036	$14.80	Not applicable	Not applicable
May 1, 2008 to May 31, 2008	9,848	$16.23	Not applicable	Not applicable
June 1, 2008 to June 30, 2008	2,125	$16.39	Not applicable	Not applicable

Total	14,009	$16.05

Item 4. Submission of Matters to a Vote of Security Holders.
     The following matters were submitted to a vote of stockholders during our 2008 annual meeting of stockholders held on May 27, 2008 in Houston, Texas and were approved by our stockholders.

	Votes Cast For	Votes Withheld
1. Election of Directors for a Three-Year Term Expiring in 2011
Robert P. Peebler	84,902,736	2,729,477
John N. Seitz	84,554,939	3,077,274
Sam K. Smith	84,566,335	3,065,877

				Broker Non-
	For	Against	Abstain	Votes
2. Approval of Amendments to 2004 Long-Term Incentive Plan	55,014,460	20,423,773	2,363,221	9,830,758
3. Ratification of Ernst & Young LLP as Independent Registered Public Accountants	87,255,343	222,432	154,437	—
The terms of the following directors continued after the meeting:
Theodore H. Elliott, Jr.
James M. Lapeyre, Jr.
Franklin Myers
Bruce S. Appelbaum, Ph.D.
S. James Nelson, Jr.
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
R. Brian Hanson
Executive Vice President and Chief Financial Officer (Duly authorized executive officer and principal financial officer)

Date: August 7, 2008

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