Form 10-Q
period 2008-09-30
ION GEOPHYSICAL CORP
filed 2008-11-07
CIK 866609

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 1-12691
ION GEOPHYSICAL CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (State or other jurisdiction of incorporation or organization)	22-2286646 (I.R.S. Employer Identification No.)

2105 CityWest Blvd. Suite 400
Houston, Texas (Address of principal executive offices)	77042-2839 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No: ☑
At October 31, 2008, there were 99,432,147 shares of common stock, par value $0.01 per share, outstanding.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS FOR FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2008	2007
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$32,189	$36,409
Restricted cash	5,344	7,052
Accounts receivable, net	180,026	188,029
Notes receivable, net	25,473	5,454
Unbilled receivables	65,578	22,388
Inventories	254,803	128,961
Prepaid expenses and other current assets	25,523	12,717

Total current assets	588,936	401,010
Notes receivable	6,753	—
Non-current deferred income tax asset	3,351	2,872
Property, plant and equipment, net	63,961	36,951
Multi-client data library, net	83,004	59,689
Investments at cost	4,954	4,954
Goodwill	306,041	153,145
Intangible and other assets, net	170,749	50,528

Total assets	$1,227,749	$709,149

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable and current maturities of long-term debt	$190,534	$14,871
Accounts payable	86,599	44,674
Accrued expenses	74,629	66,911
Accrued multi-client data library royalties	30,586	29,962
Deferred revenue	12,037	21,278
Deferred income tax liability	5,165	2,792

Total current liabilities	399,550	180,488
Long-term debt, net of current maturities	124,316	9,842
Non-current deferred income tax liability	37,505	3,384
Other long-term liabilities	4,115	4,195
Fair value of preferred stock redemption features	2,188	—

Total liabilities	567,674	197,909

Cumulative convertible preferred stock	68,785	35,000

Stockholders’ equity:
Common stock, $0.01 par value; authorized 200,000,000 shares; outstanding 99,432,147 and 93,847,608 shares at September 30, 2008 and December 31, 2007, respectively, net of treasury stock	994	948
Additional paid-in capital	624,924	559,255
Accumulated deficit	(34,833)	(82,839)
Accumulated other comprehensive income	6,766	5,460
Treasury stock, at cost, 848,422 and 853,402 shares at September 30, 2008 and December 31, 2007, respectively	(6,561)	(6,584)

Total stockholders’ equity	591,290	476,240

Total liabilities and stockholders’ equity	$1,227,749	$709,149

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
Product revenues	$140,332	$126,246	$337,726	$385,587
Service revenues	78,197	47,306	201,627	118,166

Total net revenues	218,529	173,552	539,353	503,753

Cost of products	92,347	89,407	224,601	278,924
Cost of services	53,561	31,498	135,716	86,810

Gross profit	72,621	52,647	179,036	138,019

Operating expenses:
Research, development and engineering	13,498	12,449	37,507	37,530
Marketing and sales	12,062	10,906	35,440	31,151
General and administrative	15,487	12,428	44,484	35,024

Total operating expenses	41,047	35,783	117,431	103,705

Income from operations	31,574	16,864	61,605	34,314
Interest expense	(1,592)	(1,764)	(2,731)	(5,017)
Interest income	40	273	1,117	1,412
Other income (expense)	743	(823)	1,075	(1,470)
Fair value adjustment of preferred stock redemption features	(1,147)	—	(974)	—

Income before income taxes	29,618	14,550	60,092	29,239
Income tax expense	3,760	1,322	9,343	4,671

Net income	25,858	13,228	50,749	24,568
Preferred stock dividends and accretion	925	589	2,743	1,780

Net income applicable to common shares	$24,933	$12,639	$48,006	$22,788

Earnings per share:
Basic net income per share	$0.26	$0.16	$0.51	$0.28

Diluted net income per share	$0.25	$0.14	$0.49	$0.26

Weighted average number of common shares outstanding:
Basic	95,823	81,047	94,676	80,607
Diluted	102,653	97,780	102,127	97,426
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income	$50,749	$24,568
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization (other than multi-client library)	20,897	19,876
Amortization of multi-client library	64,526	24,959
Stock-based compensation expense related to stock options, nonvested stock and employee stock purchases	6,138	4,586
Fair value adjustment of preferred stock redemption features	974	—
Deferred income tax	585	(688)
Excess tax benefit from exercise of stock options	(1,657)	—
Gain on sale of fixed assets	(158)	(195)
Change in operating assets and liabilities:
Accounts and notes receivable	2,409	53,966
Unbilled receivables	(43,190)	(20,315)
Inventories	(69,686)	(24,258)
Accounts payable, accrued expenses and accrued royalties	41,644	7,006
Deferred revenue	(12,943)	(19,377)
Other assets and liabilities	(7,787)	(5,409)

Net cash provided by operating activities	52,501	64,719

Cash flows from investing activities:
Purchase of property, plant and equipment	(11,201)	(7,167)
Investment in multi-client data library	(87,841)	(45,240)
Business acquisition	(241,589)	—
Cash of acquired business	10,677	—
Proceeds from the sale of fixed assets	110	268
Increase in cost method investment	—	(182)

Net cash used in investing activities	(329,844)	(52,321)

Cash flows from financing activities:
Borrowings under revolving line of credit	175,000	142,000
Repayments under revolving line of credit	(97,000)	(142,000)
Net proceeds from issuance of debt	165,072	—
Payments on notes payable and long-term debt	(6,894)	(6,512)
Issuance of preferred stock	35,000	—
Payment of preferred dividends	(2,743)	(1,767)
Proceeds from employee stock purchases and exercise of stock options	6,249	5,934
Restricted stock cancelled for employee minimum income taxes	(1,315)	(1,231)
Excess tax benefit from exercise of stock options	1,657	—
Purchases of treasury stock	(39)	(117)

Net cash provided by (used in) financing activities	274,987	(3,693)

Effect of change in foreign currency exchange rates on cash and cash equivalents	(1,864)	274

Net decrease in cash and cash equivalents	(4,220)	8,979
Cash and cash equivalents at beginning of period	36,409	17,056

Cash and cash equivalents at end of period	$32,189	$26,035

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation
     The consolidated balance sheet of ION Geophysical Corporation and its subsidiaries (collectively referred to in this Part I - Item 1 as the “Company” or “ION,” unless the context otherwise requires) at December 31, 2007 has been derived from the Company’s audited consolidated financial statements at that date. The consolidated balance sheet at September 30, 2008, the consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007, and the consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the operating results for a full year or of future operations.
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
     Effective September 18, 2008, the Company completed the acquisition of ARAM Systems Ltd. and Canadian Seismic Rentals Inc. (sometimes collectively referred to herein as “ARAM”). The results of operations and financial condition of the Company as of and for the three and nine months ended September 30, 2008 have been affected by this acquisition, which may affect the comparability of certain of the financial information contained in this Quarterly Report on Form 10-Q. This acquisition is described in more detail in Note 3 “— Acquisition.”
     During the first quarter of 2008, the Company determined that its engineering expenses relating to product enhancements are more appropriately reflected as combined with the engineering expenses associated with its research and development activities. These engineering expenses related to product enhancements had been previously classified within cost of products. The Company’s previously reported cost of products and research, development and engineering expenses for the three and nine months ended September 30, 2007 have been reclassified to conform to the current year’s presentation. This reclassification (a total of $0.9 million and $2.8 million, respectively, for the three and nine months ended September 30, 2007) had no impact on income from operations or net income.
(2) Summary of Significant Accounting Policies and Estimates
     Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, for a complete discussion of the Company’s significant accounting policies and estimates.
(3) Acquisition
     In July 2008, the Company announced that it had signed a definitive share purchase agreement to acquire all of the outstanding shares of ARAM from their shareholders. Founded in 1971, ARAM designs, manufactures, sells and leases land seismic data acquisition systems, specializing in analog cabled systems. On September 17, 2008, the Company ARAM and their selling shareholders (the “Sellers”) entered into an Amended and Restated Share Purchase Agreement (the “Amended Purchase Agreement”), which amended the terms of the July 2008 original share purchase agreement. On September 18, 2008, the Company, through its acquisition subsidiary, ION Sub (“ION Sub”), completed the acquisition of the outstanding shares of ARAM in accordance with the terms of the Amended Purchase Agreement.
     In exchange for the shares of ARAM, ION Sub (i) paid the Sellers aggregate cash consideration of $236 million (which amount was net of certain purchase price adjustments made at the closing), (ii) transferred to one of the Sellers 3,629,211 shares of ION’s common stock and (iii) issued to one of the Sellers an unsecured senior promissory note in the original principal amount of $35.0 million (the “Senior Seller Note”) and an unsecured subordinated promissory note in the original principal amount of $10.0 million (the “Subordinated Seller Note”). The aggregate purchase price is also subject to certain post-closing purchase price adjustments under the Amended Purchase Agreement.

     The Company agreed under the Amended Purchase Agreement to deposit, as promptly as reasonably possible following the date on which certain audited and unaudited combined financial statements of ARAM satisfying the obligations under SEC Regulation S-X had been completed and delivered to ION (the “Financials Delivery Date”), an amount equal to $35.0 million plus a portion of the amount of interest accrued on the Senior Seller Note into an escrow account for the purpose of funding post-closing purchase price adjustments and the parties’ indemnification obligations (the “Escrow Account”). The deposit of this amount into the Escrow Account (along with the payment in full to the holder of the Senior Seller Note of the remaining amount of interest accrued and unpaid on the Senior Seller Note) will serve to repay in full the indebtedness under the Senior Seller Note. The escrow period will terminate on September 18, 2009, the one-year anniversary of the closing date of the acquisition. The required Regulation S-X-compliant financial statements of ARAM were delivered to ION on November 3, 2008, which, for purposes of the Amended Purchase Agreement, is the Financials Delivery Date. For further discussion regarding the Senior Seller Note and the Subordinated Seller Note, see Note 7 — “Notes Payable, Long-Term Debt and Lease Obligations” below.
     The Company financed the cash portion of the purchase price for ARAM with (i) $72.0 million of revolving line of credit borrowings and $125 million in five-year term loan indebtedness borrowed under its amended and restated credit facility (the “Amended Credit Facility”) and (ii) $40.0 million in gross proceeds under a short-term bridge loan that the Company borrowed from Jefferies Finance CP Funding LLC at the completion of the ARAM acquisition (the “Short-Term Bridge Loan”). ION has entered into a commitment letter dated September 18, 2008 with Jefferies Finance LLC (the “Commitment Letter”), pursuant to which Jefferies Finance LLC has agreed, subject to the terms and upon satisfaction of the conditions contained in the Commitment Letter, to act in the capacities of sole advisor, sole administrative agent, sole collateral agent (if applicable), sole book-runner, sole lead arranger and sole syndication agent in connection with a $150.0 million senior bridge loan facility. For further discussion regarding the Amended Credit Facility, the Short-Term Bridge Loan and the Commitment Letter, see Note 7 — “Notes Payable, Long-term Debt and Lease Obligations” below.
     The Company acquired ARAM for the purpose of advancing the Company’s strategy and market penetration in the land seismic recording system business. The operations of ARAM are combined with those of the Company as of September 19, 2008. The acquisition was accounted for by the purchase method, with the purchase price being allocated to the fair value of assets purchased and liabilities assumed. As of September 30, 2008, the allocation of the purchase price of ARAM was based upon preliminary fair value studies due to the short period between the date of the acquisition and the end of the quarter. Estimates and assumptions are subject to change upon the receipt and management’s review of the final valuations. In addition, the preliminary allocation of the purchase price includes a $6.0 million write-up in inventory to fair market value. The Company expects that the majority of this write-up will flow out to cost of products during the nine-month period following the closing date of the acquisition as the inventory is sold. The preliminary allocations of the purchase price, including related direct costs, for the acquisition of ARAM are as follows (in thousands):

Fair values of assets and liabilities:
Net current assets	$76,046
Property, plant and equipment	24,646
Net other long-term assets	2,678
Intangible assets	116,000
Goodwill	155,620
Deferred tax liability	(35,990)
Capital lease obligations	(3,453)

Total allocated purchase price	335,547
Less non-cash consideration — issuance of common stock	(48,958)
Less issuance of seller notes	(45,000)
Less cash of acquired business	(10,677)

Cash paid for acquisition, net of cash acquired	$230,912

     The intangible assets of ARAM relate to customer relationships, proprietary technology, trade names and non-competition agreements, which are being amortized over their estimated useful lives ranging from five to ten years.
     The following summarized unaudited pro forma consolidated income statement information for the three and nine months ended September 30, 2008 and 2007, assumes that the ARAM acquisition had occurred as of the beginning of the periods presented. The Company has prepared these unaudited pro forma financial results for comparative purposes only. These unaudited pro forma financial results may not be indicative of the results that would have occurred if ION had completed the acquisition as of the beginning of the periods presented or the results that may be attained in the future. Amounts presented below are in thousands, except for the per share amounts:

	Pro forma		Pro forma
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Pro forma net revenues	$238,289	$190,123	$604,369	$574,041
Pro forma income from operations	$35,118	$15,924	$73,745	$50,777
Pro forma net income	$22,839	$7,986	$42,732	$20,232
Pro forma basic net income per common share	$0.24	$0.09	$0.45	$0.24
Pro forma diluted net income per common share	$0.23	$0.09	$0.43	$0.23
(4) Segment and Product Information
     In order to allow for increased visibility and accountability of costs and more focused customer service and product development, the Company evaluates and reviews results based on four segments: three of these segments — Land Imaging Systems, Marine Imaging Systems and Data Management Solutions — make up the ION Systems Division, and the fourth segment is the ION Solutions Division. The Company’s land sensors business unit, which specializes in the design and manufacture of geophones, and its land imaging systems business unit have been aggregated to form the Land Imaging Systems segment. Additionally, with the acquisition of ARAM, the Company will integrate and has included ARAM’s business operations with those of ION’s land imaging systems business unit. The Company measures segment operating results based on income from operations.
     A summary of segment information for the three and nine months ended September 30, 2008 and 2007 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net revenues:
Land Imaging Systems	$81,562	$79,055	$177,270	$242,804
Marine Imaging Systems	49,016	37,099	133,872	116,925
Data Management Solutions	10,408	10,917	29,170	28,097

Total ION Systems	140,986	127,071	340,312	387,826
ION Solutions	77,543	46,481	199,041	115,927

Total	$218,529	$173,552	$539,353	$503,753

Income (loss) from operations:
Land Imaging Systems	$11,216	$5,663	$15,831	$16,681
Marine Imaging Systems	14,063	9,912	35,245	32,077
Data Management Solutions	6,820	5,948	17,496	12,686

Total ION Systems	32,099	21,523	68,572	61,444
ION Solutions	14,019	7,443	36,316	7,432
Corporate	(14,544)	(12,102)	(43,283)	(34,562)

Total	$31,574	$16,864	$61,605	$34,314

(5) Inventories
     A summary of inventories is as follows (in thousands):

	September 30,	December 31,
	2008	2007
Raw materials and subassemblies	$108,212	$70,870
Work-in-process	20,476	13,681
Finished goods	138,523	55,945
Reserve for excess and obsolete inventories	(12,408)	(11,535)

Inventories, net	$254,803	$128,961

(6) Net Income per Common Share

     Basic net income per common share is computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted net income per common share is determined based on the assumption that dilutive restricted stock and restricted stock unit awards have vested and outstanding dilutive stock options have been exercised and the aggregate proceeds were used to reacquire common stock using the average price of such common stock for the period. The total number of shares issued or committed for issuance under outstanding stock options at September 30, 2008 and 2007 was 6,476,325 and 5,983,142, respectively, and the total number of shares of restricted stock and restricted stock units outstanding at September 30, 2008 and 2007 was 759,527 and 787,969, respectively. The number of shares issued under stock option exercises during the nine months ended September 30, 2008 and 2007 was 656,166 and 724,368 shares, respectively.
     As of September 30, 2008, the Company had outstanding $3.2 million of convertible senior notes, under which 750,000 shares of common stock could be acquired upon full conversion. In addition, there are 30,000, 5,000 and 35,000 outstanding shares, respectively, of Series D-1, Series D-2, and Series D-3 Cumulative Convertible Preferred Stock (collectively referred to as the Series D Preferred Stock), which may currently be converted, at the holder’s election, into up to 3,812,428 shares, 311,664 shares and 2,365,168 shares, respectively, of common stock. As shown in the table below, the convertible senior notes were dilutive for all periods shown. The outstanding shares of Series D-1 Preferred Stock were dilutive for the three and nine months ended September 30, 2008, while the shares of Series D-2 Preferred Stock and Series D-3 Preferred Stock were anti-dilutive for all periods shown.
     The following table summarizes the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income applicable to common shares	$24,933	$12,639	$48,006	$22,788
Impact of assumed convertible debt conversion, net of tax	48	1,007	250	3,020
Impact of assumed Series D Preferred Stock conversions:
Series D-1 Preferred Stock dividends	396	—	1,325	—

Net income after impact of assumed convertible debt and preferred stock conversions	$25,377	$13,646	$49,581	$25,808

Weighted average number of common shares outstanding	95,823	81,047	94,676	80,607
Effect of dilutive stock awards	2,036	2,844	2,196	2,930
Effect of convertible debt conversion	982	13,889	1,443	13,889
Effect of assumed Series D Preferred Stock conversions:
Series D-1 Preferred Stock conversion	3,812	—	3,812	—

Weighted average number of diluted common shares outstanding	102,653	97,780	102,127	97,426

Basic net income per share	$0.26	$0.16	$0.51	$0.28

Diluted net income per share	$0.25	$0.14	$0.49	$0.26

(7) Notes Payable, Long-term Debt and Lease Obligations

	September 30,	December 31,
Obligations	2008	2007
$110.0 million revolving line of credit	$78,000	$—
Term loan facility	125,000	—
Short-term bridge loan	40,072	—
Senior seller note	35,000	—
Subordinated seller note	10,000	—
Convertible senior notes	3,240	7,240
Facility lease obligation	4,708	4,975
Equipment capital leases and other notes payable	18,830	12,498

Total	314,850	24,713
Current portion of notes payable, long-term debt and lease obligations	(190,534)	(14,871)

Non-current portion of notes payable, long-term debt and lease obligations	$124,316	$9,842

     Revolving Line of Credit and Term Loan Facilities. In March 2007, the Company obtained a $75.0 million revolving line of credit for the Company’s working capital needs and general corporate purposes. The facility was subject to a borrowing base, and included a $25.0 million sub-limit for the issuance of documentary and standby letters of credit.
     In July 2008, the Company, its wholly-owned Luxembourg subsidiary, ION International S.á r.l. (“ION Sárl”), and certain of the Company’s domestic and other foreign subsidiaries amended this facility by entering into a $100.0 million amended and restated revolving credit facility under the terms of an Amended and Restated Credit Agreement dated July 3, 2008 (the “Amended and Restated Credit Agreement”). Borrowings under this Amended and Restated Credit Agreement are not subject to a borrowing base. The amended and restated revolving credit facility increased the Company’s revolving credit borrowing capacity and offered additional flexibility for its capital needs by permitting direct borrowings under the facility by ION Sárl.
     Under the Amended and Restated Credit Agreement, $60.0 million (or its equivalent in foreign currencies) was initially available for borrowings by ION Sárl and $75.0 million was initially available for borrowings by ION; however, the total borrowed amount could not exceed $100.0 million. The Amended and Restated Credit Agreement included provisions for an accordion feature, under which the total lenders’ commitments under the Amended and Restated Credit Agreement could be increased by up to $50.0 million, subject to the satisfaction of certain conditions.
     On September 17, 2008, ION, ION Sárl and certain of the Company’s domestic and other foreign subsidiaries amended the terms of the Amended and Restated Credit Agreement. The terms of this amendment are set forth in a First Amendment to Amended and Restated Credit Agreement and Domestic Security Agreement (the “First Amendment”) dated as of September 17, 2008, by and among ION, ION Sárl, HSBC Bank USA, N.A., as administrative agent, joint lead arranger and joint bookrunner, ABN AMRO Incorporated, as joint lead arranger and joint bookrunner, and CitiBank, N.A., as syndication agent. The First Amendment increased the borrowing capacity under the Company’s revolving credit facility under its accordion feature from $100.0 million to $110.0 million, and added a new $125.0 million term loan facility. The Company borrowed $125.0 million in term loan indebtedness and $72.0 million under the revolving credit facility to fund a portion of the cash component of the purchase price for the ARAM acquisition, which acquisition was completed on September 18, 2008. This acquisition is described in more detail in Note 3 “— Acquisition.”
     The credit facility under the Amended and Restated Credit Agreement, as amended by the terms of the First Amendment, is sometimes referred to herein as the “Amended Credit Facility.”
     The Amended Credit Facility is available for revolving credit borrowings to be used to fund the Company’s domestic and foreign working capital needs, to finance acquisitions, investments and share repurchases and for the Company’s general corporate purposes. In addition, the Amended Credit Facility includes a $35.0 million sub-limit for the issuance of documentary and stand-by letters of credit, of which $2.1 million was outstanding at September 30, 2008. At September 30, 2008, $125.0 million of term loan indebtedness and $78.0 million of revolving credit indebtedness were outstanding under the Amended Credit Facility. As of September 30, 2008, the Company had available $32.0 million (without giving effect to $2.1 million of outstanding letters of credit) of additional revolving credit borrowing capacity under our Amended Credit Facility. Subsequent to September 30, 2008, the Company borrowed additional sums under its revolving credit facility. As of October 31, 2008, the balance outstanding on the Company’s revolving credit loans was $106.0 million (without giving effect to $2.1 million of outstanding letters of credit). The Company had available $1.0 million of additional revolving credit borrowing capacity under its Amended Credit Facility as of that date.
     The obligations of ION under the Amended Credit Facility are guaranteed by certain of its domestic subsidiaries that are parties to the Amended and Restated Credit Agreement. The obligations of ION Sárl under the Amended Credit Facility are guaranteed by ION and by certain of ION’s domestic and foreign subsidiaries that are parties to the Amended and Restated Credit Agreement. The obligations of ION and the guarantee obligations of the U.S. guarantors are secured by a first-priority security interest in 100% of the stock of all U.S. guarantors and 65% of the stock of certain first-tier foreign subsidiaries, and by substantially all other assets of ION and the U.S. guarantors. The obligations of ION Sárl and the foreign guarantors are secured by a first-priority security interest in 100% of the stock of the foreign guarantors and the U.S. guarantors, and substantially all other assets of the foreign guarantors, the U.S. guarantors and ION.
     The interest rate on borrowings under the Amended Credit Facility will be, at ION’s option, (i) an alternate base rate (either the prime rate of HSBC Bank USA, N.A., or a federals funds effective rate plus 0.50%, plus an applicable interest margin) or (ii) for eurodollar borrowings and borrowings in euros, pounds sterling or Canadian dollars, a LIBOR-based rate, plus an applicable interest margin. The amount of the applicable interest margin is determined by reference to a leverage ratio of total funded debt to consolidated EBITDA for the four most recent trailing fiscal quarters. As of September 30, 2008, $125.0 million in term loan indebtedness and $70.0 million in total revolving credit indebtedness were outstanding under the Amended Credit Facility that accrued interest using the LIBOR-based interest rate of 6.3% per annum. The average effective interest rate for the quarter ended September 30, 2008 under the LIBOR-based rate was 5.5%. As of September 30, 2008, the remaining $8.0 million of outstanding revolving credit facility indebtedness accrued interest under the alternate base interest rate (using the prime-based rate) at a rate of 6.6% per annum. The average effective interest rate for the quarter ended September 30, 2008 under the alternate base interest rate was 6.4%.
     The agreements governing the Amended Credit Facility contain covenants that restrict ION, subject to certain exceptions, from:
•	Incurring additional indebtedness (including capital lease obligations), granting or incurring additional liens on the Company’s properties, pledging shares of the Company’s subsidiaries, entering into certain merger or other similar transactions, entering into transactions with affiliates, making certain sales or other dispositions of assets, making certain investments, acquiring other businesses and entering into sale-leaseback transactions with respect to its property;

•	Paying cash dividends on the Company’s common stock unless there is no event of default under the Amended Credit Facility and the amount of those dividends does not exceed 30% of the Company’s consolidated net income (as that term is defined in the Amended and Restated Credit Agreement) for the prior fiscal year; and

•	Repurchasing and acquiring shares of the Company’s common stock unless there is no event of default under the Amended Credit Facility and the amount of cash used for those repurchases and acquisitions do not exceed 30% of the Company’s consolidated net income for such prior fiscal year.
     The Amended Credit Facility also provides that the aggregate of the cash dividends and stock repurchases permitted above may not exceed 30% of ION’s consolidated net income for the prior fiscal year.
     The Amended Credit Facility requires the Company to be in compliance with certain financial covenants, including requirements for the Company and its domestic subsidiaries to (i) maintain a minimum fixed charge coverage ratio in an amount equal to at least 1.25 to 1, (ii) not exceed a maximum leverage ratio of 2.50 to 1 and (iii) maintain a minimum tangible net worth of at least 80% of the Company’s tangible net worth as of September 18, 2008, the date that ION consummated the acquisition of ARAM, plus 50% of consolidated net income of the Company and its subsidiaries for each quarter thereafter and 80% of the proceeds from any mandatorily convertible notes and preferred and common stock issuances for each quarter thereafter. At September 30, 2008, the Company was in compliance with all covenants under the Amended Credit Facility.
     The $125.0 million original principal amount of term loan indebtedness borrowed under the Amended Credit Facility is subject to scheduled quarterly amortization payments, commencing December 31, 2008, of $4.7 million per quarter until December 31, 2010. On that date, the quarterly principal amortization increases to $6.3 million per quarter until December 31, 2012, when the quarterly principal amortization amount increases to $9.4 million for each quarter until maturity on September 17, 2013. The term loan indebtedness matures on September 17, 2013, but the administrative agent, under the Amended Credit Facility, may accelerate the maturity date to a date that is six months prior to the maturity date of certain additional debt financing that ION incurs to refinance the ARAM acquisition by giving ION written notice thereof between September 17, 2012 and October 17, 2012.
     The Amended Credit Facility contains customary event of default provisions (including a “change of control” event affecting ION), the occurrence of which could lead to an acceleration of ION’s obligations under the Amended Credit Facility.
     Under the Amended Credit Facility, the Company is obligated by no later than December 31, 2008, to have sufficient cash on hand to repay (i) the $72.0 million of revolving credit indebtedness that the Company incurred to pay a portion of the cash purchase price for ARAM and (ii) $45.0 million of aggregate unsecured indebtedness under the Senior Seller Note and the Subordinated Seller Note owed by the Company to one of the former shareholders of ARAM. It is anticipated that the Company will seek additional long-term debt financing to fund these repayment obligations on or before December 31, 2008. The Company also has entered into a Commitment Letter dated September 18, 2008 with Jefferies Finance LLC for a $150.0 million senior bridge loan facility that would be drawn down in full or in part in the event that the long-term debt financing that the Company anticipates to raise is not successful. Subject to satisfaction of the conditions to funding contained in the Commitment Letter, the senior bridge loan facility can be drawn upon by the Company before December 31, 2008, as described below.
     The terms of the First Amendment, along with the documents and instruments executed and delivered contemporaneously therewith, also:

•	Temporarily increased the interest margin rates on the term loan indebtedness and revolving credit loans until the additional debt financing is obtained. The applicable margin for the term loan indebtedness will be increased by 0.25% and for the revolving credit loans will be increased by 0.50%, in each case until the funding of the additional debt financing and the repayment of the $72.0 million revolving credit debt borrowed for the purpose of financing ION’s acquisition of ARAM. The terms of the First Amendment also provide that the applicable leverage ratio of total funded debt to consolidated EBITDA used to determine the applicable margin shall, until December 31, 2008, be deemed to be at a level that will have the effect of increasing the applicable margins by up to an additional 0.75%;

•	Allowed proceeds from the $72.0 million revolving credit loan to fund a portion of the purchase price in US dollars until the additional debt financing is obtained, and permitted the total $110.0 million of borrowing capacity under the revolving credit facility to be drawn as domestic borrowings by ION. After the additional debt financing is funded; however, the revolving credit facility will revert to its prior pro-rata allocation in effect between the foreign and domestic borrowings, in amounts of up to 60% of the total borrowing capacity permitted for foreign revolving credit borrowings and up to 75% of total borrowing capacity permitted for domestic revolving credit borrowings (assuming that the total borrowing capacity under the revolving credit facility is $110 million, up to $82.5 million would be permitted for domestic borrowings and up to $66.0 million would be permitted for foreign borrowings); and

•	Conformed the terms of the prior agreements in effect to permit ION’s acquisition of ARAM, including allowing the incurrence of the additional acquisition debt as permitted debt, allowing ION’s acquisition of ARAM as a permitted investment and amending the minimum tangible net worth covenant to provide for the goodwill adjustment to result from the acquisition.
     Short-Term Bridge Loan. On September 18, 2008, ION borrowed from Jefferies Finance CP Funding LLC $40.0 million under an unsecured senior increasing rate note in the original principal amount of $40.8 million. The Short-Term Bridge Loan was issued at a 2.0% original issue discount. The proceeds from the Short-Term Bridge Loan were applied to fund a portion of the cash purchase price for the acquisition of ARAM as described in Note 3 “— Acquisition.” All interest and fees on the Short-Term Bridge Loan are calculated on the basis of the full stated principal amount of $40.8 million. Certain direct and indirect domestic subsidiaries of ION that together hold 85% or more of the domestic assets of ION (excluding stock or securities in one or more foreign subsidiaries) have guaranteed ION’s obligations under the Short-Term Bridge Loan. The Short-Term Bridge Loan will mature on December 31, 2008, and bears interest at the rate of 13.5% per annum until November 18, 2008, whereupon it will be increased to 14.0% per annum. Interest is payable monthly in arrears, on the maturity date and on the date of any prepayment of the Short-Term Bridge Loan. After the occurrence and during the continuation of a default or an event of default under the Short-Term Bridge Loan, the indebtedness under the Short-Term Bridge Loan will accrue interest at a rate that is 4.0% above the interest rate then applicable to it and will be payable in cash on demand. The Short-Term Bridge Loan may be repaid, in whole or in part, at the option of ION at any time upon five business days’ prior written notice at a price equal to 100% of the principal amount thereof, plus all accrued and unpaid interest and fees to the date of repayment.
     The Short-Term Bridge Loan contains customary representations, warranties and covenants, certain other representations and covenants that are incorporated by reference from the Amended Credit Facility and additional covenants that further restrict the amounts of indebtedness that may be incurred by ION. The Short-Term Bridge Loan contains events of default which cross-default to the Amended Credit Facility and other senior indebtedness.
     Senior Seller Note. As part of the purchase price for the ARAM acquisition, ION Sub issued to one of the Sellers the $35.0 million original principal amount unsecured Senior Seller Note (see Note 3 “— Acquisition”). The outstanding principal and accrued interest under the Senior Seller Note is due and payable upon the earlier to occur of (x) September 18, 2009, and (y) the date that a cash amount equal to $35.0 million, plus an amount of interest accrued on the Senior Seller Note that is equal to 3.0% per annum (representing a portion of the total accrued and unpaid interest on the Senior Seller Note), is deposited into the Escrow Account established in connection with the ARAM acquisition to secure the parties’ obligations for post-closing purchase price adjustments and indemnification under the Amended Purchase Agreement.
     The interest rate on the Senior Seller Note is 9.0% per annum, which is subject to increase. If ION Sub fails to pay the indebtedness under the Senior Seller Note in full on or before December 18, 2008, then the interest rate on the Senior Seller Note will increase from 9.0% to 12.0% per annum. If ION Sub fails to repay the indebtedness under Senior Seller Note in full on or before March 18, 2009, then the stated interest rate on the Senior Seller Note will increase to 15.0% per annum.

     The Senior Seller Note contains covenants that restrict ION and its subsidiaries from incurring or assuming additional indebtedness, except for certain existing indebtedness and other permitted indebtedness. ION Sub’s payment of all principal, interest and other amounts owing under the Senior Seller Note is guaranteed in full by ION. The Senior Seller Note contains events of default that cross-default to the Amended Credit Facility, the Short-Term Bridge Loan and other senior indebtedness.
     Subordinated Seller Note. As part of the purchase price for the ARAM acquisition, ION Sub issued to one of the Sellers the $10.0 million original principal amount unsecured Subordinated Seller Note (see Note 3 — “Acquisitions”). The outstanding principal and accrued interest under the Subordinated Seller Note is due and payable on the date that is one day following the maturity date of the Senior Seller Note.
     The interest rate on the Subordinated Seller Note is 10.0% per annum, subject to increase. As the case with the Senior Seller Note, if ION Sub fails to pay the indebtedness under the Subordinated Seller Note in full on or before December 18, 2008, then the stated interest rate will increase from 10.0% to 13.0% per annum. If ION Sub fails to repay the Subordinated Seller Note in full on or before March 18, 2009, then the stated interest rate on the Subordinated Seller Note will increase to 16.0% per annum. The indebtedness under the Subordinated Seller Note is subordinated to the prior payment in full of ION’s “Senior Indebtedness” (as defined in the Subordinated Seller Note), which includes indebtedness under the Amended Credit Facility and the Short-Term Bridge Loan. ION Sub’s payment of all principal, interest and other amounts owing under the Subordinated Seller Note is guaranteed on a subordinated basis by ION.
     Commitment Letter. ION currently expects to repay the indebtedness under the Short-Term Bridge Loan, the Senior Seller Note and the Subordinated Seller Note and pay down $72.0 million of revolving credit indebtedness under its Amended Credit Facility through its obtaining additional debt financing. On September 18, 2008, ION entered into the Commitment Letter with Jefferies Finance LLC, pursuant to which Jefferies Finance LLC has agreed, subject to the terms and upon satisfaction of the conditions contained in the Commitment Letter, to act in the capacities of sole advisor, sole administrative agent, sole collateral agent (if applicable), sole book-runner, sole lead arranger and sole syndication agent in connection with a $150.0 million senior bridge loan facility. This bridge loan facility would be drawn down in the event that other types of additional debt financing (other long-term indebtedness that ION may attempt to raise, such as high-yield notes indebtedness) is not obtained. The Commitment Letter expires by its terms on December 31, 2008. Any funding under the bridge loan facility is subject to certain conditions that must be satisfied prior thereto, and no assurances can be made that ION will be successful in incurring this long-term indebtedness or any other indebtedness to refinance the Short-Term Bridge Loan, the Senior Seller Note, the Subordinated Seller Note and the $72.0 million revolving credit indebtedness under the Amended Credit Facility.
     If the Company does not have sufficient funding in place by December 31, 2008 to repay $72.0 million in revolving credit indebtedness that the Company borrowed to fund a portion of the ARAM acquisition purchase price and to pay the $45.0 million of unsecured indebtedness owed by ION Sub to the selling shareholders of ARAM, the Company will be in default under the Amended Credit Facility. Payment defaults and certain other defaults under the Amended Credit Facility constitute events of default under the Company’s other debt instruments, including the Short-Term Bridge Loan, the Senior Seller Note and Subordinated Seller Note. Additionally, if the Company is unable to repay the Short-Term Bridge Loan on or before December 31, 2008 and the Company is not able to refinance or renegotiate the terms of the Short-Term Bridge Loan prior to December 31, 2008, the Company will be in default thereunder. Such defaults, if not rescinded or cured, would have a materially adverse effect on the Company’s operations, financial condition and cash flows.
     Convertible Senior Notes. In July 2008, the holders of $4.0 million in aggregate principal amount of the Company’s outstanding convertible senior notes elected to convert their notes into 925,926 shares of common stock. As a result of this transaction, no gain or loss was recorded for this transaction, and all amounts related to the convertible debt were converted into equity as of the conversion date. As of September 30, 2008, $3.2 million in principal amount of indebtedness under the convertible senior notes remained outstanding. The senior convertible notes mature on December 15, 2008. The notes bear interest at an annual rate of 5.5%, payable semi-annually. The outstanding notes, which are not redeemable prior to their maturity, are convertible into the Company’s common stock at the conversion rate of 231.4815 shares per $1,000 principal amount of notes (a conversion price of $4.32 per share), which represented 750,000 total common shares as of September 30, 2008.
(8) Cumulative Convertible Preferred Stock
     Cumulative Convertible Preferred Stock. On February 21, 2008, the holder of the Company’s outstanding Series D-1 and Series D-2 Cumulative Convertible Preferred Stock, exercised its option and purchased the remaining 35,000 shares of Series D-3 Cumulative Convertible Preferred Stock (Series D-3 Preferred Stock) for $35.0 million. The shares of Series D-3 Preferred Stock have similar terms as the Series D-1 Preferred Stock and the Series D-2 Preferred Stock, except that the Series D-3 Preferred Stock is initially convertible into 2,365,168 shares of the Company’s common stock at an initial conversion price of $14.7981 per share, subject to adjustments in certain events. On February 20, 2008, the closing sales price per share of ION common stock on the New York Stock Exchange was $13.26.
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
     The Series D-1, the Series D-2 and the Series D-3 Preferred Stock may be converted at the holder’s election into 3,812,428 shares, 311,664 shares and 2,365,168 shares, respectively, of our common stock, subject to customary anti-dilution adjustments. The holder has the right to redeem, at any time, all or any part of its shares of Series D Preferred Stock. The Company may satisfy its redemption obligations either in cash or by the issuance of its common stock. If the Company issues common stock to redeem shares of Series D Preferred Stock, the number of shares of common stock to be issued will be based on a 40-day trailing average market price of common stock, but not greater than the average market prices for the first three or the last three business days of the 40-day calculation period. If the holder at any time is unable to sell its shares of common stock to be acquired upon conversion or redemption of the Series D Preferred Stock under a currently-effective resale shelf registration statement under the Securities Act of 1933, as amended (the “Securities Act”), the Company will become obligated to pay an additional dividend on the Series D Preferred Stock on a monthly basis, equal to 1/15% times the number of days during that month that an effective registration statement is not so available (equating to 2% per month), multiplied by the $1,000 stated value per share of the Series D Preferred Stock. If the 20-day average price per share of the Company’s common stock falls to below $4.45 per share (the “Minimum Price”), the Company must thereafter (i) satisfy its redemption obligations in cash or in a combination of cash and stock, or reset the conversion prices for each of its three series of Series D Preferred Stock to the Minimum Price, and (ii) pay all dividends in cash. In the event that dividends on any shares of Series D Preferred Stock are in arrears in an amount greater than two quarterly dividend payments or the Company cannot redeem any Series D Preferred Stock for cash by the date it is obligated to do so, the dividend rate on the Series D Preferred Stock will increase to 15% per annum.
     The outstanding shares of the Series D-2 Preferred Stock and the Series D-3 Preferred Stock are subject to the accounting guidance contained in EITF Topic D-109: “Determining the Nature of a Host Contract Related to a Hybrid Financial Instrument Issued in the Form of a Share under FASB Statement No. 133” (Topic D-109). Topic D-109 became effective on a prospective basis on July 1, 2007, and the additional guidance and clarification of Topic D-109 applies to transactions occurring after July 1, 2007, including the issuances of the Series D-2 Preferred Stock and the Series D-3 Preferred Stock. Under Topic D-109, the redemption features of the Series D-2 Preferred Stock and the Series D-3 Preferred Stock are embedded derivatives that are required to be bifurcated and accounted for separately at their fair value. The fair value of the redemption features has been classified as a liability on the balance sheet of the Company and, on a quarterly basis, changes in the fair value of these redemption features will be reflected in the income statement below income from operations. For the nine months ended September 30, 2008, the fair value adjustment associated with the embedded derivatives resulted in an increase or (loss) in their fair values of $1.0 million.
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
     The embedded redemption features related to the Series D-2 Preferred Stock and the Series D-3 Preferred Stock are the only material transactions requiring recurring fair value calculations. The fair value of the redemption features are estimated using a lattice option model, which includes a variety of inputs. The key inputs for the lattice option model include the current market price of the Company’s common stock, the yield on the preferred stock dividend payments, interest rates calculated according to companies in the energy sector with similar financial and credit positions and the Company’s stock historical and implied volatility. At September 30, 2008, the redemption features for the Series D-2 Preferred Stock and the Series D-3 Preferred Stock had a combined value of $2.2 million, which was comprised entirely of Level 3 inputs. On June 30, 2008, the Series D-2 and the Series D-3 Preferred Stock redemption features were valued at approximately $1.0 million, which increased in value to $2.2 million as of and for the three months ended September 30, 2008, an unrealized loss of $1.2 million.
(9) Income Taxes
     In 2002, the Company established a valuation allowance for substantially all of its deferred tax assets. The valuation allowance was calculated in accordance with the provisions of SFAS 109, “Accounting for Income Taxes,” which require that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. As of September 30, 2008, the Company has determined that a portion of the net deferred tax assets are “more likely than not” to be realized in the current year and therefore no longer require a valuation allowance. The Company will continue to reserve for a majority of our net deferred tax assets until there is sufficient evidence to warrant reversal. The Company’s effective tax rates for the three months ended September 30, 2008 and 2007 were 12.7% and 9.1%, respectively. The increase in the Company’s effective tax rate relates primarily to a change in the distribution of earnings between U.S. and foreign jurisdictions offset by the impact of the partial release of valuation allowance. The Company’s effective tax rates for the nine months ended September 30, 2008 and 2007 were 15.5% and 16.0%, respectively.
     The Company has no significant unrecognized tax benefits and does not expect to recognize significant increases in unrecognized tax benefits during the next twelve month period.
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
(10) Comprehensive Net Income
     The components of comprehensive net income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income applicable to common shares	$24,933	$12,639	$48,006	$22,788
Foreign currency translation adjustment	1,542	865	1,306	1,543

Comprehensive net income	$26,475	$13,504	$49,312	$24,331

(11) Stock-Based Compensation
     The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

	Nine Months Ended September 30,
	2008	2007
Risk-free interest rates	2.5% – 3.4%	4.2% – 4.9%
Expected lives (in years)	5.0	4.5
Expected dividend yield	0%	0%
Expected volatility	44.7% – 48.5%	45.0% – 48.8%
     The computation of expected volatility during the nine months ended September 30, 2008 and 2007 was based on an equally weighted combination of historical volatility and market-based implied volatility. Historical volatility was calculated from historical data for a period of time approximately equal to the expected term of the option award, starting from the date of grant. Market-based implied volatility was derived from traded options on the Company’s common stock having a term of nine months. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

     SFAS No. 123 (revised 2004), “Share-Based Payment,” requires tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified and reported as a financing cash inflow once the tax benefit reduces taxes payable. As of September 30, 2008, the Company’s realized excess tax benefits reduced its taxes payable due to the utilization of the Company’s net operating loss carryforward. For this reason, the Company has reported a financing cash inflow for these amounts of $1.7 million for the nine months ended September 30, 2008.
(12) Commitments and Contingencies
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Balance at beginning of period	$11,660	$8,575	$13,439	$6,255
Opening balance for accruals for warranties for acquired entity	845	—	845	—
Accruals for warranties issued during the period	2,080	3,722	4,570	9,207
Settlements made (in cash or in kind) during the period	(1,217)	(901)	(5,486)	(4,066)

Balance at end of period	$13,368	$11,396	$13,368	$11,396

(13) Concentration of Credit and Foreign Sales Risks
     For the nine months ended September 30, 2008, approximately $40.8 million, or 8% of consolidated net revenues, were attributable to marine equipment sales to a single customer, Reservoir Exploration Technology ASA. At September 30, 2008, $43.0 million in accounts receivable (approximately 24% of the Company’s total accounts receivable at that date) and $1.3 million in notes receivable related to this same customer. The loss of this customer, a deterioration in the Company’s relationship with this customer or the inability of this customer to pay such amounts on a timely basis, or at all, could have a material adverse effect on the Company’s results of operations and financial condition.
     The majority of the Company’s foreign sales are denominated in U.S. dollars. For the nine months ended September 30, 2008 and 2007, international sales comprised 58% and 63%, respectively, of total net revenues. For the nine months ended September 30, 2008, the Company recognized $146.0 million of sales to customers in Europe, $41.8 million of sales to customers in the Asia-Pacific region, $21.9 million of sales to customers in the Middle East, $40.2 million of sales to customers in Latin American countries, $38.1 million of sales to customers in the Commonwealth of Independent States, or former Soviet Union (CIS) and $24.6 million of sales to customers in Africa. Certain of these countries have experienced economic problems and uncertainties from time to time. To the extent that world events or economic conditions negatively affect the Company’s future sales to customers in these and other regions of the world or the collectibility of the Company’s existing receivables, the Company’s future results of operations, liquidity and financial condition may be adversely affected.
(14) Non-Cash Investing and Financing Activities
     In September 2008, the Company acquired all of the share capital of ARAM. As part of the consideration for this acquisition, the

Company issued to one of the Sellers (i) 3,629,211 shares of the Company’s common stock and (ii) the Seller Senior Note and the Subordinated Seller Note in the aggregate original principal amount of $45.0 million. See further discussion of this acquisition at Note 3 — “Acquisition” above.
     In July 2008, the holders of $4.0 million in aggregate principal amount of the Company’s outstanding convertible senior notes elected to convert their notes into 925,926 shares of common stock. See further discussion of these convertible senior notes at Note 7 — “Notes Payable, Long-term Debt and Lease Obligations” above.
(15) Recent Accounting Pronouncements
     In October 2008, the Financial Accounting Standards Board (FASB) issued Staff Position (FSP) FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3). FSP 157-3 was effective on issuance and provided further guidance and clarity to SFAS 157 as it specifically relates to assets with inactive markets. The literature also amends some examples in SFAS 157 to better illustrate the determination of fair value in these assets. The Company noted that the adoption of FSP 157-3 did not have a material impact on the Company’s financial position, results of operations or cash flows.
     In September 2008, the FASB issued EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to a Entity’s Own Stock” (EITF 07-5). EITF 07-5 re-evaluates the scope exceptions in SFAS 133 for purposes of determining if an instrument or embedded feature is considered indexed to its own stock and thus qualifies for a scope exception. The provisions for EITF 07-5 are effective for fiscal years beginning after December 15, 2008 with earlier adoption prohibited. The Company will adopt EITF 07-5 upon its effective date. The Company is currently evaluating the impact, if any, of EITF 07-5 on the Company’s financial position, results of operations and cash flows.
     In September 2008, the FASB issued Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1), which is effective for fiscal years beginning after December 15, 2008. This FSP would require unvested share-based payment awards containing non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be included in the computation of basic earnings per share according to the two-class method. The Company is currently evaluating the impact, if any, that FSP EITF 03-6-1 will have on the Company’s earnings per share computation.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (SFAS 161). SFAS 161 provides more guidance on disclosure criteria and requires more enhanced disclosures about a company’s derivative and hedging activities. The provisions for SFAS 161 are effective for fiscal years beginning after November 15, 2008 with earlier adoption allowed. The Company will adopt SFAS 161 upon its effective date. The Company does not anticipate the adoption of SFAS 161 will have a material impact on the Company’s financial position, results of operations and cash flows.
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). The new standard will significantly change the financial accounting and reporting of business combination transactions in the consolidated financial statements. It will require an acquirer to recognize, at the acquisition date, the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their full fair values as of that date. In a business combination achieved in stages (step acquisitions), the acquirer will be required to remeasure its previously held equity interest in the acquiree at its acquisition-date fair value and recognize the resulting gain or loss in earnings. The acquisition-related transaction and restructuring costs will no longer be included as part of the capitalized cost of the acquired entity but will be required to be accounted for separately in accordance with applicable GAAP in the U.S. For the Company, SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 allows companies the option to report certain financial assets and liabilities at fair value, establishes presentation and disclosure requirements and requires additional disclosure surrounding the valuation of the financial assets and liabilities presented at fair value on the balance sheet. The provisions of SFAS 159 became effective for fiscal years beginning after November 15, 2007. The Company did not elect the fair value option for any of its financial assets or liabilities, and therefore, the adoption of SFAS 159 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
     Our Business and Our Industry. We are a technology-focused seismic solutions company that provides advanced seismic data acquisition equipment, seismic software and seismic planning, processing and interpretation services to the global energy industry. Our products, technologies and services are used by oil and gas exploration and production (“E&P”) companies and seismic contractors to generate high-resolution images of the earth’s subsurface for exploration, exploitation and production operations. Our products are designed to create better analyses of the subsurface, which enable E&P companies to make improved drilling and production decisions. Our products and services include land and marine seismic data acquisition equipment, navigation and data management software products, data processing, interpretation services and seismic data libraries. We contract with third-party geophysical and seismic data acquisition companies, and do not own any vessels or maintain any crews that are used in the field to acquire seismic data. We are able to serve E&P customers in all major energy producing regions of the world from strategically located offices in 22 cities across five continents.
     Seismic imaging plays a fundamental role in hydrocarbon exploration and reservoir development by delineating structures, rock types, and fluid locations in the subsurface. Geoscientists interpret seismic data to identify new sources of hydrocarbons and pinpoint drilling locations for wells, which can be costly and involve a high degree of risk. As oil and gas reservoirs have become harder to find and more expensive to develop and exploit in recent years, the demand for advanced seismic imaging solutions has grown. In addition, seismic technologies are now being applied more broadly over the entire life cycle of a hydrocarbon reservoir to optimize production, such as time-lapse seismic images referred to as “4D” or “four-dimensional” surveys, in which the fourth dimension is time.
     We operate our company through four business segments. Three of our business segments — Land Imaging Systems, Marine Imaging Systems and Data Management Solutions — make up our ION Systems division. Our fourth business segment is our ION Solutions division.
•	Land Imaging Systems. Includes our cable-based, cableless and radio-controlled seismic data acquisition systems, digital and analog geophone sensors, vibroseis vehicles (i.e., vibrator trucks) and source controllers for detonator and vibrator energy sources.

•	Marine Imaging Systems. Consists of towed streamer and redeployable ocean bottom cable seismic data acquisition systems and shipboard recorders, streamer positioning and control systems and energy sources (such as air guns and air gun controllers).

•	Data Management Solutions. Includes our software systems and related services for navigation and data management involving towed marine streamer and seabed operations.

•	ION Solutions. Combines our advanced seismic data processing services for marine and land environments, our seismic data libraries, and our Integrated Seismic Solutions (“ISS”) services which manage the entire seismic process from survey planning and design to data acquisition and management through pre-processing and final subsurface imaging.
     Our current growth strategy is predicated on successfully executing six key imperatives:
•	Expanding our ION Solutions business in new regions with new customers and with new service offerings, including proprietary services for owners and operators of oil and gas properties;

•	Globalizing our ION Solutions data processing business by opening advanced imaging centers in new locations, and expanding our presence in the land seismic processing segment;

•	Developing and introducing our next generation of marine towed streamer products;

•	Expanding our seabed imaging solutions business using our VectorSeis® Ocean (VSO) acquisition system platform and derivative products;

•	Increasing our market share in cable-based land acquisition systems; and

•	Developing and commercializing FireFly®, our cableless full-wave land data acquisition system.
     2008 Developments. During the nine months ended September 30, 2008, our Marine Imaging Systems, Data Management Solutions and ION Solutions segments experienced percentage increases in revenues compared to their revenues for the comparable nine months in 2007. Our Land Imaging Systems segment’s revenues for the first nine months 2008 declined compared to this segment’s revenues for the same nine months in 2007. This decline was principally due to two significant revenue events that occurred during the first nine months of 2007: (i) the shipment of 14 land seismic acquisition systems ordered by Oil & Natural Gas Corporation, Ltd. (ONGC), the Indian national oil company, and (ii) the sale of the initial FireFly system.
     Our overall total net revenues of $539.4 million for the nine months ended September 30, 2008 increased $35.6 million, or 7.1%, compared to total net revenues for the first nine months of 2007. Additionally, our overall gross margin percentage for the first nine months of 2008 was 33.2% compared to 27.4% for the same period of 2007. Total income from operations for the nine months ended September 30, 2008 grew by 80% compared to income from operations for the comparable period in 2007.
     Developments during 2008 include the following:
•	In March 2008, we completed acquisition of our latest basin-scale seismic survey library. The program provides a new regional 2D seismic framework of the Eastern Java Sea and the Makassar Straits, two prospective areas offshore Indonesia and Malaysia. Data for nearly 10,000 kilometers were acquired during the acquisition phase of this project.

•	During the first nine months of 2008, we experienced strong sales of our new DigiFIN™ advanced streamer command and control systems as market demand continued to be strong for this new product.

•	In June 2008, our first DigiSTREAMER™ solid streamer acquisition system was successfully deployed in a commercial acquisition program in the North Sea.

•	On July 3, 2008, we entered into a $100.0 million amended and restated revolving credit facility. In September 2008, we amended this facility to, among other things increase the borrowing capacity from $100 million to $110 million, and add a new $125 million term loan facility. See “— Liquidity and Capital Resources — Sources of Capital — Revolving Line of Credit and Term Facilities” below.

•	In August 2008, we successfully completed the acquisition phase of a multi-client seismic imaging project using our FireFly cableless land acquisition system at Durham Ranch in Northwest Colorado. More than 6,000 VectorSeis-enabled FireFly stations were deployed with 10,500 receiver points of full-wave seismic data acquired.

•	On September 18, 2008, we completed the acquisition of ARAM. See further discussion below at “— ARAM Acquisition” of this Item 2. Our results of operations for the three months and nine months ended September 30, 2008 included 12 days of activity from the acquired ARAM businesses.

•	In October 2008, we announced that we had been awarded a multi-year, marine multi-component processing contract by Mobil Producing Nigeria (MPN) Unlimited, operator of a joint venture with Nigeria National Petroleum Corporation. The contract is the largest data processing project in our history and consists of providing advanced imaging services for a series of seabed seismic surveys acquired over the next several years.
     Economic and Credit Market Conditions. Demand for our products and services is cyclical and substantially dependent upon activity levels in the oil and gas industry, particularly our customers’ willingness to spend capital on oil and natural gas exploration and development activities. This demand is highly sensitive to current and expected future oil and natural gas prices.
     The current global financial crisis, which has contributed, among other things, to significant reductions in available capital and liquidity from banks and other providers of credit, has raised concerns that the worldwide economy may enter into a prolonged recessionary period, which may be severe. Oil prices have been highly volatile recently, increasing to record levels in the second quarter of 2008 and then declining thereafter. Falling oil prices prompted the Organization of Petroleum Exporting Countries (OPEC) to announce a 1.5 million barrel decrease in oil production quotas in “October 2008.” U.S. inventory levels for natural gas have risen higher than expected during the 2008 summer injection season and are expected to approach full capacity at the end of the season, as was the case in 2007. The uncertainty surrounding future economic activity levels and the tightening of credit availability may result in decreased activity levels for some or all of our businesses in future quarters, particularly in our land seismic businesses in North America and Russia. In addition, exploration and production expenditures will be constrained to the extent E&P companies and seismic contractors are limited in their access to the credit markets as a result of disruption in, or a more conservative lending stance by, the lending markets. There is significant uncertainty about future activity levels and the impact on our businesses.
     We are currently assessing the effect that the global financial crisis might have on the global economy, the demand for crude oil and natural gas and the resulting impact on the capital spending budgets of E&P companies and seismic contracting companies in order to determine the effect on our company. We continue to monitor industry demand and make future capital expenditure decisions based on a careful evaluation of both market outlook and industry fundamentals.
     Key Financial Metrics. The following table provides an overview of key financial metrics for our company as a whole and our four business segments during the three and nine months ended September 30, 2008, compared to those periods one year ago (in thousands, except per share amounts):

			Comparable			Comparable
	Three Months Ended		Quarter	Nine Months Ended		Year-to-Date
	September 30,		Increase	September 30,		Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
Net revenues:
Land Imaging Systems	$81,562	$79,055	3.2%	$177,270	$242,804	(27.0%)
Marine Imaging Systems	49,016	37,099	32.1%	133,872	116,925	14.5%
Data Management Solutions	10,408	10,917	(4.7%)	29,170	28,097	3.8%

Total ION Systems	140,986	127,071	11.0%	340,312	387,826	(12.3%)
ION Solutions Division	77,543	46,481	66.8%	199,041	115,927	71.7%

Total	$218,529	$173,552	25.9%	$539,353	$503,753	7.1%

Income (loss) from operations:
Land Imaging Systems	$11,216	$5,663	98.1%	$15,831	$16,681	(5.1%)
Marine Imaging Systems	14,063	9,912	41.9%	35,245	32,077	9.9%
Data Management Solutions	6,820	5,948	14.7%	17,496	12,686	37.9%

Total ION Systems	32,099	21,523	49.1%	68,572	61,444	11.6%
ION Solutions Division	14,019	7,443	88.4%	36,316	7,432	388.6%
Corporate	(14,544)	(12,102)	(20.2%)	(43,283)	(34,562)	(25.2%)

Total	$31,574	$16,864	87.2%	$61,605	$34,314	79.5%

Net income applicable to common shares	$24,933	$12,639		$48,006	$22,788

Basic net income per share	$0.26	$0.16		$0.51	$0.28
Diluted net income per share	$0.25	$0.14		$0.49	$0.26
     We intend the following discussion of our financial condition and results of operations will provide information that will assist in understanding our consolidated financial statements, the changes in certain key items in those financial statements from quarter to quarter, and the primary factors that accounted for those changes.
     There are a number of factors that could impact our future operating results and financial condition, and may, if realized, cause our expectations set forth in this Form 10-Q and elsewhere to vary materially from what we anticipate. See Item 1A. “Risk Factors” below.
     The information contained in this Quarterly Report on Form 10-Q contains references to our trademarks, service marks and registered marks, as indicated. Except where stated otherwise or unless the context otherwise requires, the terms “VectorSeis,” “GATOR,” “Scorpion,” “SPECTRA,” “Orca,” “ARAM” and “FireFly” refer to our VectorSeis®, GATOR®, Scorpion®, SPECTRA®, Orca®, ARAM® and FireFly® registered marks, and the terms “BasinSPAN,” “DigiFIN” and “DigiSTREAMER” refers to our BasinSPAN™, DigiFIN™ and DigiSTREAMER™ trademarks and service marks.

ARAM Acquisition
     In July 2008, we announced that we had signed a definitive purchase agreement to acquire all of the outstanding shares of ARAM Systems Ltd., a Canadian-based provider of cable-based land seismic recording systems, and its affiliated company, Canadian Seismic Rentals Inc. (sometimes collectively referred to herein as “ARAM”), from their shareholders (the “Sellers”). Founded in 1971, ARAM designs, manufactures, sells and leases land seismic data acquisition systems, specializing in analog cabled systems. On September 17, 2008, we, ARAM and the Sellers entered into an Amended and Restated Share Purchase Agreement (the “Amended Purchase Agreement”), that amended the terms of the July 2008 original share purchase agreement. On September 18, 2008, we, through our acquisition subsidiary ION Sub (see Note 3 — “Acquisition” of the Notes to Unaudited Condensed Consolidated Financial Statements), completed the acquisition of the outstanding shares of ARAM in accordance with the terms of the Amended Purchase Agreement.
     In exchange for the shares of ARAM, we, through ION Sub, (i) paid the Sellers aggregate cash consideration of $236 million (which amount was net of certain purchase price adjustments made at the closing), (ii) transferred to one of the Sellers 3,629,211 shares of our common stock and (iii) issued to one of the Sellers an unsecured senior promissory note in the original principal amount of $35.0 million (the “Senior Seller Note”) and an unsecured subordinated promissory note in the original principal amount of $10.0 million (the “Subordinated Seller Note”). The aggregate purchase price is subject to certain post-closing purchase price adjustments under the Amended Purchase Agreement.
     Under the Amended Purchase Agreement we have agreed to deposit, as promptly as reasonably possible following November 3, 2008, the “Financials Delivery Date” (see Note 3 — “Acquisition” of the Notes to Unaudited Condensed Consolidated Financial Statements contained elsewhere in this Form 10-Q), an amount equal to $35.0 million (plus a portion of the amount of interest accrued on the Senior Seller Note) into an Escrow Account established with Canada Trust Company for the purpose of funding post-closing purchase price adjustments and the parties’ indemnification obligations. The deposit of this amount into the Escrow Account (along with the payment in full of the remaining amount of interest accrued and unpaid on the Senior Seller Note) will serve to repay in full the indebtedness under the Senior Seller Note. The escrow period will terminate on September 18, 2009, the one-year anniversary of the closing date of the ARAM acquisition. For further discussion regarding the Senior Seller Note and the Subordinated Seller Note, see “ ”Liquidity and Capital Resources — Sources of Capital — Senior Seller Note and Subordinated Seller Note” below).
     We financed the cash portion of the purchase price for ARAM with (i) $72.0 million of revolving credit borrowings and $125 million in five-year term loan indebtedness borrowed under our Amended Credit Facility (see — “Liquidity and Capital Resources — Sources of Capital — Revolving Line of Credit and Term Facilities” below), and (ii) $40.0 million in gross proceeds under the Short-Term Bridge Loan that we borrowed from Jefferies Finance CP Funding LLC at the completion of the ARAM acquisition (see ” — Liquidity and Capital Resources — Sources of Capital — Short-Term Bridge Loan” below).
     We currently expect to repay the indebtedness under the Short-Term Bridge Loan, the Senior Seller Note and the Subordinated Seller Note and pay down $72.0 million of the outstanding revolving credit indebtedness under the Amended Credit Facility on or before December 31, 2008, by obtaining additional debt financing. In this regard, we have entered into a commitment letter dated September 18, 2008 with Jefferies Finance LLC, (the “Commitment Letter”) pursuant to which Jefferies Finance LLC has agreed, subject to the terms and upon satisfaction of the conditions contained in the Commitment Letter, to act in the capacities of sole advisor, sole administrative agent, sole collateral agent (if applicable), sole book-runner, sole lead arranger and sole syndication agent in connection with a $150.0 million senior bridge loan facility. It is contemplated that this senior bridge loan facility would be drawn down only in the event that other acceptable forms of long-term indebtedness are not obtained. We currently believe that the additional debt financing will take the form of a high-yield notes offering that will be made when global financial market conditions stabilize. The Commitment Letter provides that the senior bridge loan facility must be put in place by no later than December 31, 2008, and that if such a senior bridge loan facility is drawn upon, the interest on the loan would not exceed a maximum rate as set forth in the letter. Any funding under the senior bridge loan facility is subject to a number of conditions that must be satisfied prior to funding. For further information regarding the Commitment Letter and additional debt financing, see — “Liquidity and Capital Resources — Sources of Capital” below.
     Our ability to obtain any financing, including any additional debt financing, whether through the issuance of new debt securities or otherwise, and the terms of any such financing are dependent on, among other things, our financial condition, financial market conditions within our industry, credit ratings and numerous other factors. There can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time, if at all. If we are unable to obtain financing on terms and within a time acceptable to us it could, in addition to other negative effects, have a material adverse effect on our operations, financial condition, ability to compete or ability to comply with regulatory requirements. See — “Liquidity and Capital Resources — Sources of Capital” and Part II, Item 1A — “Risk Factors” below.

     If we do not have sufficient funding in place by December 31, 2008 to repay the $72.0 million of revolving credit indebtedness that we borrowed to fund a portion of the ARAM acquisition purchase price, and to pay the $45.0 million of unsecured indebtedness owed by us to one of the selling shareholders of ARAM, we will be in default under our Amended Credit Facility. Payment defaults and certain other defaults under the Amended Credit Facility constitute events of default under our other debt instruments, including the Short-Term Bridge Loan, the Senior Seller Note and Subordinated Seller Note. Additionally, if we are unable to repay the Short-Term Bridge Loan on or before December 31, 2008 and we are not able to refinance or renegotiate the terms of the Short-Term Bridge Loan prior to December 31, 2008, we will be in default thereunder. Such defaults, if not rescinded or cured, would have a materially adverse effect on our operations, financial condition and cash flows.
     Our results of operations and financial condition as of and for the three and nine months ended September 30, 2008 have been affected by our acquisition of ARAM on September 18, 2008, which may affect the comparability of certain of the financial information contained in this Form 10-Q.
Results of Operations
     Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
     Net Revenues. Net revenues of $218.5 million for the three months ended September 30, 2008 increased $45.0 million, or 25.9%, compared to the corresponding period last year. Land Imaging Systems’ net revenues increased by $2.5 million, to $81.6 million compared to $79.1 million in the corresponding period of last year. This increase related mainly to increased vibroseis vehicle sales and system sales of ARIES, ARAM’s land system. Marine Imaging Systems’ net revenues for the three months ended September 30, 2008 increased by $11.9 million to $49.0 million compared to $37.1 million in the corresponding period of last year, principally due to the delivery of a portion of our fifth VectorSeis Ocean (VSO) system to Reservoir Exploration Technology ASA, further sales of our DigiFIN system and strong sales of our marine streamer positioning and control systems. Revenues from our Data Management Solutions segment (our Concept Systems subsidiary) of $10.4 million for the third quarter of 2008 were slightly below the $10.9 million in revenues for the corresponding period of last year. However, industry demand for marine seismic work and our GATOR® and SPECTRA® towed streamer navigation and data management applications product line remained strong.
     Our ION Solutions division’s net revenues dramatically increased by $31.0 million, to $77.5 million for the three months ended September 30, 2008, compared to $46.5 million in the corresponding quarter of 2007. The results for the third quarter of 2008 reflected increases in our new venture program sales, especially in the Arctic and our new land program in Durham Ranch. Supplementing this increase were larger multi-client seismic data library sales related to our deep seismic data programs and geologic studies off the coast of Africa and in the Arctic.
     Gross Profit and Gross Profit Percentage. Gross profit of $72.6 million for the three months ended September 30, 2008 increased $20.0 million, compared to the corresponding period last year. Gross profit percentages for the three months ended September 30, 2008 and 2007 were 33.2% and 30.3%, respectively. The most significant increase occurred in our Land Imaging Systems division and is largely due to margin improvements in our Scorpion cable systems sales and in our vibroseis vehicle sales. We also experienced higher margin sales in our Data Management Solutions segment. ION Solutions and Marine Imaging Systems business segments showed a slight deterioration in margins primarily due to product mix sold for the quarter.
     Research, Development and Engineering. Research, development and engineering expense was $13.5 million, or 6.2% of net revenues, for the three months ended September 30, 2008, an increase of $1.1 million compared to $12.4 million, or 7.2% of net revenues, for the corresponding period last year. The increase was due primarily to increased salaries and was partially offset by lower operating costs due to the recent commercialization of our DigiFIN and DigiSTREAMER products and the anticipated commercialization later this year of our FireFly system.
     Marketing and Sales. Marketing and sales expense of $12.1 million, or 5.5% of net revenues, for the three months ended September 30, 2008 increased $1.2 million compared to $10.9 million, or 6.3% of net revenues, for the corresponding period last year. The increase in our sales and marketing expenditures reflects the hiring of additional sales personnel and increased commission expense related to increased sales.
     General and Administrative. General and administrative expenses of $15.5 million for the three months ended September 30, 2008 increased $3.1 million compared to $12.4 million for the third quarter of 2007. General and administrative expenses as a percentage of net revenues for the three months ended September 30, 2008 and 2007 were 7.1% and 7.2%, respectively. The increase in general and administrative expense reflects our increased personnel headcount and increased bonus expense related to improved operational results compared to 2007.
     Interest Expense. Interest expense of $1.6 million for the three months ended September 30, 2008 decreased $0.2 million compared to $1.8 million for the third quarter of 2007. The decrease is due to the conversion of $52.8 million of our convertible senior notes in the fourth quarter of 2007. On July 23, 2008, an additional $4.0 million of indebtedness under our outstanding convertible senior notes was converted into 925,926 shares of our common stock. At September 30, 2008, $3.2 million principal amount of the convertible senior notes remained outstanding. This decrease in interest expense was partially offset by the increased indebtedness that we occurred in connection with our acquisition of ARAM. The related interest expense on this acquisition indebtedness was accrued for the last 12 days in September. See “— Liquidity and Capital Resources — Sources of Capital” below. We expect that due to these increased levels of borrowed indebtedness, our interest expense will be significantly higher in subsequent periods than we have experienced in prior periods.
     Income Tax Expense. Income tax expense for the three months ended September 30, 2008 was $3.8 million compared to $1.3 million for the three months ended September 30, 2007. We continue to maintain a valuation allowance for a majority of our U.S. federal net deferred tax assets. Our effective tax rate for the three months ended September 30, 2008 and 2007 was 12.7% and 9.1%, respectively. The increase in our effective tax rate relates primarily to a change in the distribution of earnings between U.S. and foreign jurisdictions, offset by the impact of the partial release of valuation allowance. See Note 9 — “Income Taxes” of Part I, Item 1 of this Form 10-Q.
     Fair Value of Preferred Stock Redemption Features. This adjustment relates to the redemption features of our Series D-2 and Series D-3 Preferred Stock. These features were bifurcated as a separate line item in the liabilities section of our consolidated balance sheet. Every quarter, these features are re-measured at fair value with any resulting gain or loss included in earnings for the period. For the third quarter of 2008, the redemption features increased in value by $1.1 million, which caused a resulting loss on the statement of operations of an equal amount. See “Item 3. Quantitative and Qualitative Disclosures about Market Risk — Fair Value of Preferred Stock Redemption Features” for more information.
     Preferred Stock Dividends. The preferred stock dividend relates to our Series D-1, Series D-2 and Series D-3 Preferred Stock (Series D Preferred Stock) that we issued in February 2005, December 2007 and February 2008, respectively. Quarterly dividends may be paid, at our option, either in cash or by the issuance of our common stock. Dividends are paid at a rate equal to the greater of (i) five percent per annum or (ii) the three month LIBOR rate on the last day of the immediately preceding calendar quarter plus two and one-half percent per annum. All dividends paid to date on the Series D Preferred Stock have been paid in cash. The Series D Preferred Stock dividend rate was 5.28% at September 30, 2008.
Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
     Net Revenues. Net revenues of $539.4 million for the nine months ended September 30, 2008 increased $35.6 million, or 7.1%, compared to the corresponding period last year. Land Imaging Systems’ net revenues decreased by $65.5 million, to $177.3 million compared to $242.8 million in the corresponding period of last year. This decrease related mainly to the sale of the first version of FireFly for $20.8 million in the first quarter of 2007 and the ONGC systems sales for $58.3 million that were not duplicated in the first nine months of 2008. Marine Imaging Systems’ net revenues for the nine months ended September 30, 2008 increased by $17.0 million to $133.9 million compared to $116.9 million in the corresponding period of last year, principally due to additional revenues related to the delivery of a portion of our fifth VSO system as well as strong seabed and acquisition system product offerings, including the first commercialized sale of our DigiSTREAMER system and strong sales of our DigiFIN advanced streamer command and control system. Our Data Management Solutions segment contributed $29.2 million to our net revenues year to date, compared to $28.1 million in the corresponding period of last year. This slight increase reflects the continued steady industry demand we have experienced in 2008 and 2007 for marine seismic work and sales from our Orca® towed streamer navigation and data management applications product line.
     Our ION Solutions division’s net revenues significantly increased by $83.1 million, to $199.0 million for the nine months ended September 30, 2008, compared to $115.9 million in the corresponding period of last year. The results for the first nine months of 2008 included increases in our new venture programs, especially off the coast of South America and in the Arctic. Supplementing this increase were larger multi-client seismic data library sales related to our deep seismic data programs and geologic studies off the coasts of Africa, which accounted for the majority of our data library sales in 2008.

     Gross Profit and Gross Profit Percentage. Gross profit of $179.0 million for the nine months ended September 30, 2008 increased $41.0 million, compared to the corresponding period last year. Gross profit percentages for the nine months ended September 30, 2008 and 2007 were 33.2% and 27.4%, respectively. The increase in margins was experienced across the majority of our business segments, but the most significant contributions came from our ION Solutions division’s multi-client data library revenues, including our recently completed programs offshore Africa, and from our new venture multi-client BasinSpan™ surveys off the coasts of South America and Africa and in the Arctic. We experienced notable margin improvements in our Scorpion cable systems and 2008 vibroseis vehicle sales. The comparable period in 2007 included the sale of our first version of the FireFly system, which, as a newly-developed system, had relatively high built-in costs of sale and lower than average margins. We also had an increase in higher margin sales at our Data Management Solutions segment. In our Marine Imaging Systems segment, we saw a decline in margin percentages of 4.4% for the first nine months of 2008, primarily due to product mix.
     Research, Development and Engineering. Research, development and engineering expense remained stable at $37.5 million for the nine months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008, research, development and engineering expense was 7.0% of net revenues compared to 7.5% of net revenues for the corresponding period last year. The decrease in expense as a percentage of revenue is due primarily to the recent commercialization of DigiFIN and DigiSTREAMER and the anticipated commercialization later this year of the commercial version of FireFly as well as a continued focus on cost reduction.
     Marketing and Sales. Marketing and sales expense of $35.4 million, or 6.6% of net revenues, for the nine months ended September 30, 2008 increased $4.2 million compared to $31.2 million, or 6.2% of net revenues, for the corresponding period last year. The increase in our sales and marketing expenditures reflects the hiring of additional sales personnel, increased commission expense related to our improved operating results in 2008, increased professional fees and increased convention and exhibit expenses.
     General and Administrative. General and administrative expenses of $44.5 million for the nine months ended September 30, 2008 increased $9.5 million compared to $35.0 million for the first nine months of 2007. General and administrative expenses as a percentage of net revenues for the nine months ended September 30, 2008 and 2007 were 8.2% and 7.0%, respectively. The increase in general and administrative expense reflects our increased personnel headcount, continued international expansion of our operations in the Middle East, including higher payroll costs and an increase in professional costs and travel associated with our international expansion.
     Interest Expense. Interest expense of $2.7 million for the nine months ended September 30, 2008 decreased $2.3 million compared to $5.0 million for the first nine months of 2007. The decrease is due to the conversion of $52.8 million of our convertible senior notes in the fourth quarter of 2007. The remaining convertible senior notes mature on December 15, 2008. On July 23, 2008, $4.0 million of our outstanding convertible senior notes were converted into 925,926 shares of our common stock in accordance with the terms of the notes. At September 30, 2008, $3.2 million in principal amount of our convertible senior notes remained outstanding. This decrease was partially offset by the increased indebtedness that we incurred in connection with our acquisition of ARAM. The related interest expense on the acquisition-related indebtedness was accrued for the last 12 days in September. See “— Liquidity and Capital Resources — Sources of Capital” below. We expect that due to our increased levels of borrowed indebtedness, our interest expense will be significantly higher in subsequent periods than we have experienced in prior periods.
     Income Tax Expense. Income tax expense for the nine months ended September 30, 2008 was $9.3 million compared to $4.7 million for the nine months ended September 30, 2007. We continue to maintain a valuation allowance for a majority of our U.S. federal net deferred tax assets. Our effective tax rate for the nine months ended September 30, 2008 and 2007 was 15.5% and 16.0%, respectively. The decrease in our effective tax rate relates primarily to a change in the distribution of earnings between U.S. and foreign jurisdictions offset by the impact of the partial release of valuation allowance.
Liquidity and Capital Resources
Sources of Capital
     The recent and unprecedented disruption in the current credit markets has had a significant adverse impact on a number of financial institutions. We currently have no exposure to commercial paper or auction rate securities markets. Our management will continue to closely monitor our liquidity and the overall health of the credit markets. However, our management cannot predict with any certainty the impact on our company of any further disruptions in the credit environment.
     Our cash requirements include our working capital requirements, debt service payments, dividend payments on our preferred stock,

acquisitions and capital expenditures. In recent years, our primary sources of funds have been cash flow from operations, existing cash balances, equity issuances, our revolving credit facility (see ” — Revolving Line of Credit and Term Facilities” below) and other sources.
     During the third quarter of 2008, we entered into a series of new and amended debt and debt-related agreements and instruments related to the purchase of ARAM:
•	Amended Credit Facility:
o      Amended and Restated Revolving Line of Credit of up to $110.0 Million and
o      $125.0 Million Term Loan
•	Short-Term Bridge Loan

•	Senior Seller Note

•	Subordinated Seller Note

•	Commitment Letter (for additional long-term debt financing).
     Revolving Line of Credit and Term Facilities. In March 2007, we obtained a new $75.0 million revolving line of credit for our working capital needs and general corporate purposes. The facility was subject to a borrowing base, and included a $25.0 million sub-limit for the issuance of documentary and standby letters of credit.
     In July 2008, we, our wholly-owned Luxembourg subsidiary, ION Sárl, and certain of our domestic and other foreign subsidiaries entered into a $100.0 million amended and restated revolving credit facility under the terms of an Amended and Restated Credit Agreement dated July 3, 2008 (the “Amended and Restated Credit Agreement”). The amended and restated revolving credit facility increased our borrowing capacity and offered additional flexibility for our capital needs by permitting borrowings under the facility by ION Sárl and in alternative currencies. Borrowings under the amended and restated revolving credit facility are not subject to a borrowing base. Under the Amended and Restated Credit Agreement, $60.0 million (or its equivalent in foreign currencies) was initially available for foreign borrowings by ION Sárl and $75.0 million was initially available for domestic borrowings by us; however, the total borrowed amount could not exceed $100.0 million. The amended and restated revolving credit facility included, however, an accordion feature under which the total commitments under the Amended and Restated Credit Agreement could be increased by up to $50.0 million, subject to the satisfaction of certain conditions.
     On September 17, 2008, we, ION Sárl and certain of our domestic and other foreign subsidiaries amended the terms of the Amended and Restated Credit Agreement. The terms of this amendment are set forth in a First Amendment to Amended and Restated Credit Agreement and Domestic Security Agreement dated as of September 17, 2008 (the “First Amendment”), that we entered into with ION Sárl, HSBC Bank USA, N.A., as administrative agent, joint lead arranger and joint bookrunner, ABN AMRO Incorporated, as joint lead arranger and joint bookrunner, and CitiBank, N.A., as syndication agent. The First Amendment increased our borrowing capacity under the revolving credit facility under its accordion feature from $100.0 million to $110.0 million, and added a new $125.0 million term loan facility. We borrowed $125.0 million in term loan indebtedness and $72.0 million under the revolving credit facility, to fund a portion of the cash consideration for the ARAM acquisition. See — “ARAM Acquisition” above in this Item 2. Our credit facility under the Amended and Restated Credit Agreement, as amended by the terms of the First Amendment, is sometimes referred to herein as the “Amended Credit Facility.”
     The Amended Credit Facility is available for revolving credit borrowings to be used to fund our working capital needs, to finance acquisitions, investments and share repurchases and for general corporate purposes. In addition, the Amended Credit Facility includes a $35.0 million sub-limit for the issuance of documentary and stand-by letters of credit, of which $2.1 million was outstanding at September 30, 2008. All borrowings under the Amended Credit Facility may be prepaid without penalty. As of September 30, 2008, $125.0 million in term loan indebtedness and $78.0 million in revolving credit indebtedness were outstanding under the Amended Credit Facility. Subsequent to September 30, 2008, the Company borrowed additional sums under its revolving credit facility. As of October 31, 2008, the balance outstanding on the Company’s revolving credit loans was $106.0 million (without giving effect to $2.1 million of outstanding letters of credit). The Company had available $1.0 million of additional revolving credit borrowing capacity under its Amended Credit Facility as of that date.
     Our obligations under the Amended Credit Facility are guaranteed by certain of our domestic subsidiaries that are parties to the Amended Credit Facility. The obligations of ION Sárl under the Amended Credit Facility are guaranteed by ION and by certain of our domestic and foreign subsidiaries that are parties to the Amended Credit Facility. Our obligations and the guarantee obligations of our U.S. guarantors are secured by a first-priority security interest in 100% of the stock of all U.S. guarantors and 65% of the stock of certain first-tier foreign subsidiaries, and by substantially all other assets of ION and our U.S. guarantors. The obligations of ION Sárl and the foreign guarantors are secured by a first-priority security interest in 100% of the stock of the foreign guarantors and the U.S. guarantors, and substantially all of ION’s assets and the other assets of the foreign guarantors and the U.S. guarantors.
     The interest rate on borrowings under the Amended Credit Facility can be, at our option, (i) an alternate base rate (either the prime rate of HSBC Bank USA, N.A., or a federals funds effective rate plus 0.50%, plus an applicable interest margin) or (ii) for eurodollar borrowings and borrowings in euros, pounds sterling or Canadian dollars, a LIBOR-based rate, plus an applicable interest margin. The amount of the applicable interest margin is determined by reference to a leverage ratio of total funded debt to consolidated EBITDA for the four most recent trailing fiscal quarters. As of September 30, 2008, $125.0 million in term loan indebtedness and $70.0 million in total revolving credit indebtedness were outstanding under the Amended Credit Facility that accrued interest using the LIBOR-based interest rate of 6.3% per annum. The average effective interest rate for the quarter ended September 30, 2008 under the LIBOR-based rate was 5.5%. As of September 30, 2008, the remaining $8.0 million of outstanding revolving credit facility indebtedness accrued interest under the alternate base interest rate (using the prime-based rate) at a rate of 6.6% per annum. The average effective interest rate for the quarter ended September 30, 2008 under the alternate base interest rate was 6.4%.
     The agreements governing the Amended Credit Facility contain covenants that restrict us and our subsidiaries, subject to certain exceptions, from:
•	Incurring additional indebtedness (including capital lease obligations), granting or incurring additional liens on our properties, pledging shares of our subsidiaries, entering into certain merger or other similar transactions, entering into transactions with affiliates, making certain sales or other dispositions of assets, making certain investments, acquiring other businesses and entering into sale-leaseback transactions with respect to our property;

•	Paying cash dividends on our common stock unless there is no event of default under the Amended Credit Facility and the amount of such dividends does not exceed 30% of our consolidated net income (as that term is defined in the Amended and Restated Credit Agreement) for the prior fiscal year; and

•	Repurchasing and acquiring shares of our common stock unless there is no event of default under the Amended Credit Facility and the amount of cash used for those repurchases and acquisitions do not exceed 30% of our consolidated net income for such prior fiscal year.
     The Amended Credit Facility also provides that the aggregate of the cash dividends and stock repurchases permitted above may not exceed 30% of our consolidated net income for the prior fiscal year.
     The Amended Credit Facility requires us to be in compliance with certain financial covenants, including requirements for us and our domestic subsidiaries to (i) maintain a minimum fixed charge coverage ratio in an amount equal to at least 1.25 to 1, (ii) not exceed a maximum leverage ratio of 2.50 to 1 and (iii) maintain a minimum tangible net worth of at least 80% of our tangible net worth as of September 18, 2008 (the date that we completed our acquisition of ARAM), plus 50% of our consolidated net income for each quarter thereafter, and 80% of the proceeds from any mandatorily convertible notes and preferred and common stock issuances for each quarter thereafter.
     The $125.0 million original principal amount of term loan indebtedness is subject to scheduled quarterly amortization payments, commencing December 31, 2008, of $4.7 million per quarter until December 31, 2010. On that date, the quarterly principal amortization increases to $6.3 million per quarter until December 31, 2012, when the quarterly principal amortization amount increases to $9.4 million for each quarter until maturity on September 17, 2013. The term loan indebtedness matures on September 17, 2013, but the administrative agent under the Amended Credit Facility may accelerate the maturity date to a date that is six months prior to the maturity date of certain additional debt financing that we may obtain, by giving us written notice thereof between September 17, 2012 and October 17, 2012.
     The Amended Credit Facility contains customary event of default provisions (including a “change of control” event affecting us), the occurrence of which could lead to an acceleration of our obligations under the Amended Credit Facility.
     Under the Amended Credit Facility, we are obligated by no later than December 31, 2008 to have sufficient cash on hand to repay (i) the $72.0 million of revolving credit indebtedness that we borrowed to pay a portion of the cash purchase price for ARAM and (ii) $45.0 million in aggregate promissory note indebtedness owed by ION Sub to one of the Sellers under the Senior Seller Note and the Subordinated Seller Note as part of the purchase price consideration for the ARAM acquisition. It is anticipated that we will seek and obtain the additional debt financing on or before December 31, 2008 to fund these repayment obligations. See “— Commitment Letter” and Part II, Item 1A — “Risk Factors” below.
     The terms of the First Amendment, along with the other documents and instruments that we executed and delivered in connection with the First Amendment, also:
•	Temporarily increased the interest margin rates on the outstanding term loan indebtedness and revolving credit loans under the Amended Credit Facility until the additional debt financing is obtained. The applicable margin for the term loan indebtedness will be increased by 0.25% and for the revolving credit loans will be increased by 0.50%, to continue in each case until the funding of the additional debt financing and the repayment of the $72.0 million revolving credit debt borrowed for the purpose of financing our acquisition of ARAM. The terms of the First Amendment also provide that the applicable leverage ratio of total funded debt to consolidated EBITDA used to determine the applicable margin shall, until December 31, 2008, be deemed to be at a level that will have the effect of increasing the applicable margins by up to an additional 0.75%;

•	Allowed proceeds from the $72.0 million revolving credit loan to fund a portion of the purchase price in US dollars until additional debt financing is obtained, and permitted up to $110.0 million of borrowing capacity under the revolving credit facility to be drawn as domestic borrowings by ION. After additional debt financing is funded, the revolving credit facility will revert to its prior pro-rata allocation in effect between the foreign and domestic borrowings, in amounts of up to 60% of the total borrowing capacity permitted for foreign revolving credit borrowings and up to 75% of total borrowing capacity permitted for domestic revolving credit borrowings (if total borrowing capacity under the revolving credit facility is $110 million, up to $82.5 million will be permitted for domestic borrowings and up to $66.0 million will be permitted for foreign borrowings); and

•	Conformed the terms of the prior debt agreements in effect to take into account our acquisition of ARAM, including permitting the incurrence of the Short-Term Bridge Loan and the Senior Seller Note as permitted debt, allowing our acquisition of ARAM as a permitted investment and amending the minimum tangible net worth covenant to provide for the goodwill adjustment resulting from the acquisition.
     Short-Term Bridge Loan. On September 18, 2008, we borrowed from Jefferies Finance CP Funding LLC gross proceeds of $40.0 million under an unsecured Short-Term Bridge Loan in the original principal amount of $40.8 million. The Short-Term Bridge Loan was issued at a 2.0% original issue discount. The proceeds from the Short-Term Bridge Loan were applied to fund a portion of the cash purchase price for the acquisition of ARAM (see “— ARAM Acquisition” above). All interest and fees on the Short-Term Bridge Loan are to be calculated on the basis of the full stated principal amount of $40.8 million. Certain of our direct and indirect domestic subsidiaries that together hold 85% or more of our domestic assets (excluding stock or securities in one or more foreign subsidiaries) have guaranteed our obligations under the Short-Term Bridge Loan. The Short-Term Bridge Loan will mature on December 31, 2008, and bears interest at the rate of 13.5% per annum until November 18, 2008, whereupon it will be increased to 14.0% per annum. Interest will be payable monthly in arrears, on the maturity date and on the date of any prepayment of the Short-Term Bridge Loan. After the occurrence, and during the continuation of a default or an event of default under the Short-Term Bridge Loan, the indebtedness under the Short-Term Bridge Loan will accrue interest at a rate that is 4.0% above the rate then applicable to it, and will be payable in cash on demand. The Short-Term Bridge Loan may be repaid, in whole or in part, at our option at any time upon five business days’ prior written notice at a price equal to 100% of the principal amount thereof, plus all accrued and unpaid interest and fees to the date of repayment.
     The Short-Term Bridge Loan contains customary representations, warranties and covenants, as well as certain other representations, warranties and covenants that are incorporated by reference from the Amended Credit Facility and additional covenants that further restrict the amounts of indebtedness that may be incurred by us. The Short-Term Bridge Loan contains events of default which cross-default to the Amended Credit Facility and other senior indebtedness.
     Senior Seller Note. As part of the purchase price for the ARAM acquisition, ION Sub issued to one of the Sellers the $35.0 million original principal amount unsecured Senior Seller Note. The outstanding principal and accrued interest under the Senior Seller Note is due and payable upon the earlier to occur of (x) September 18, 2009, and (y) the date that a cash amount equal to $35.0 million, plus an amount of interest accrued on the Senior Seller Note that is equal to 3.0% per annum (representing a portion of the total accrued and unpaid interest on the Senior Seller Note), is deposited into the Escrow Account that was established to secure the parties’ obligations for post-closing purchase price adjustments and indemnification under the Amended Purchase Agreement.

     The interest rate on the Senior Seller Note is 9.0% per annum, which is subject to increase. If we fail to pay the indebtedness under the Senior Seller Note in full on or before December 18, 2008, then the interest rate on the Senior Seller Note will increase from 9.0% to 12.0% per annum. If we fail to repay the indebtedness under Senior Seller Note in full on or before March 18, 2009, then the stated interest rate on the Senior Seller Note will increase to 15.0% per annum.
     The Senior Seller Note contains covenants that restrict us and our subsidiaries from incurring or assuming additional indebtedness, except for certain existing indebtedness and other permitted indebtedness. The payment of all principal, interest and other amounts owing under the Senior Seller Note is guaranteed by ION. The Senior Seller Note contains events of default that cross-default to the Amended Credit Facility, the Short-Term Bridge Loan and other senior indebtedness.
     Subordinated Seller Note. As part of the purchase price for the ARAM acquisition, ION Sub issued to one of the Sellers the $10.0 million original principal amount unsecured Subordinated Seller Note. The outstanding principal and accrued interest under the Subordinated Seller Note is due and payable on the date that is one day following the maturity date of the Senior Seller Note.
     The interest rate on the Subordinated Seller Note is 10% per annum which is subject to increase. As the case with the Senior Seller Note, if we fail to pay the indebtedness under the Subordinated Seller Note in full on or before December 18, 2008, then the stated interest rate will increase from 10.0% to 13.0% per annum. If we fail to repay the Subordinated Seller Note in full on or before March 18, 2009, then the stated interest rate on the Subordinated Seller Note will increase to 16.0% per annum. The indebtedness under the Subordinated Seller Note is subordinated to the prior payment in full of our “Senior Indebtedness” (as defined in the Subordinated Seller Note), which includes indebtedness under the Amended Credit Facility and the Short-Term Bridge Loan.
     The payment of all principal, interest and other amounts owing under the Subordinated Seller Note is guaranteed on a subordinated basis by ION.
     Commitment Letter. We currently expect to repay the indebtedness under the Short-Term Bridge Loan, the Senior Seller Note and the Subordinated Seller Note and repay $72.0 million of revolving credit indebtedness under our Amended Credit Facility through additional debt financing. We have entered into a Commitment Letter dated September 18, 2008 with Jefferies Finance LLC pursuant to which Jefferies Finance LLC has agreed, subject to the terms and upon satisfaction of the conditions contained in the Commitment Letter, to act in the capacities of sole advisor, sole administrative agent, sole collateral agent (if applicable), sole book-runner, sole lead arranger and sole syndication agent in connection with a $150.0 million senior bridge loan facility. This senior bridge loan facility would be drawn down in the event that other types of additional debt financing, including other long-term indebtedness (such as high-yield notes indebtedness) is not obtained. The Commitment Letter expires by its terms on December 31, 2008. While we believe we will obtain additional debt financing to refinance our repayment obligations on a timely basis, funding under the senior bridge loan facility is subject to certain conditions that must be satisfied prior to funding, and no assurances can be made that we will be successful in incurring this long-term indebtedness or any other indebtedness to refinance the Short-Term Bridge Loan, the Senior Seller Note, the Subordinated Seller Note and $72.0 million in revolving credit indebtedness under our Amended Credit Facility. Subject to the satisfaction of the conditions to funding contained in the Commitment Letter, the senior bridge loan facility can be drawn upon by us prior to December 31, 2008.
     Convertible Senior Notes. As of September 30, 2008, $3.2 million of our original $60.0 million principal amount of our 5.5% convertible senior notes remained outstanding. These notes mature on December 15, 2008. The notes are not redeemable prior to their maturity, and as of September 30, 2008, were convertible into our common stock at the conversion rate of 231.4815 shares per $1,000 principal amount of notes (a conversion price of $4.32 per share, representing a total conversion of outstanding notes into 750,000 shares of our common stock).
     In July 2008, holders of $4.0 million principal amount of outstanding notes converted their notes into 925,926 shares of our common stock in accordance with the terms of the notes.
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
     In December 2007, the holder exercised this option and purchased 5,000 shares of Series D-2 Cumulative Convertible Preferred Stock (Series D-2 Preferred Stock) for $5.0 million. In addition, on February 21, 2008, the holder exercised the option and purchased the remaining 35,000 shares of Series D-3 Cumulative Convertible Preferred Stock (Series D-3 Preferred Stock) for $35.0 million. The shares of Series D Preferred Stock have substantially similar terms, except for their conversion prices per share, which are presently as follows:
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
     The Series D-1, the Series D-2 and the Series D-3 Preferred Stock may be converted at the holder’s election into 3,812,428 shares, 311,664 shares and 2,365,168 shares, respectively, of our common stock subject to customary anti-dilution adjustments. The holder has the right to redeem, at any time, all or any part of its shares of Series D Preferred Stock. We may satisfy its redemption obligations either in cash or by the issuance of our common stock, adjusted based upon changes in our 40-day trailing average market price of common stock but not greater than the average market prices for the first three or the last three business days of the 40-day calculation period. If the holder at any time is unable to sell its shares of common stock to be acquired upon conversion or redemption of the Series D Preferred Stock under a currently-effective resale shelf registration statement under the Securities Act of 1933, as amended (the “Securities Act”), we will become obligated to pay an additional dividend on the Series D Preferred Stock on a monthly basis equal to 1/15% multiplied by the number of days (equates to 2% per month) an effective registration is not available, multiplied by the $1,000 stated value per share of the Series D Preferred Stock. If the 20-day average price per share of our common stock falls to below $4.45 per share (the “Minimum Price”), we must thereafter (i) satisfy our redemption obligations in cash or in a combination of cash and stock, or reset the conversion prices for each of our three series of Series D Preferred Stock to the Minimum Price, and (ii) pay all dividends in cash. In the event that dividends on any shares of Series D Preferred Stock are in arrears in an amount greater than two quarterly dividend payments or we cannot redeem any Series D Preferred Stock for cash by the date we are obligated to do so, the dividend rate on the Series D Preferred Stock will increase to 15% per annum.
     Under the agreement, the Series D Preferred Stock has a minimum annual dividend rate of 5.0% and a maximum annual dividend rate of LIBOR plus 2.5%. So long as any shares of Series D Preferred Stock are outstanding, we may not pay any dividends in cash or property to holders of our common stock, and may not purchase or redeem for cash or property any common stock, unless there are no arrearages in dividends paid on the Series D Preferred Stock and sufficient cash has been set aside to pay dividends on the Series D Preferred Stock for the next four quarterly dividend periods. Dividends are payable quarterly in cash or common shares at our option. To date, all dividends on the shares of Series D Preferred Stock have been paid in cash, and we intend for the foreseeable future to continue to pay cash dividends on those shares. The dividend rate for the Series D Preferred Stock was 5.28% at September 30, 2008.
     Converting or redeeming all of the shares of Series D Preferred Stock at one time would result in significant dilution to our stockholders that could limit our ability to raise additional capital.
     Meeting our Liquidity Requirements. Based on our forecasts and our liquidity requirements for the near term future, we believe that the combination of our projected internally generated cash, the current funding commitments for additional long-term debt through the Commitment Letter and our working capital (including our cash and cash equivalents on hand) will be sufficient to fund our operational needs and our liquidity requirements for at least the next twelve months. However, the present global credit crisis, market volatility, economic downturn and forecasted reduced demand for oil and natural gas all present special challenges for us regarding our ability to satisfy our liquidity needs, at least for the short-term foreseeable future. See Part II, Item 1A — “Risk Factors” below of this Form 10-Q
     Although we are still evaluating the impact of the current credit crisis and decline in commodity prices on us, we expect that our capital expenditures in 2009 will be reduced from 2008 levels, other than our undertaking any opportunistic acquisitions or expansion projects. If there is a significant lessening in demand for our products and services as a result of any prolonged declines in the long-term expected price of oil and natural gas, we may see a further reduction in our own capital expenditures and lesser requirements for working capital, which could generate operating cash flows and liquidity compared to the prior period and offset reduced cash generated from operations (excluding working capital changes).
Cash Flow from Operations
     We have historically financed operations from internally generated cash and funds from equity and debt financings. Cash and cash equivalents were $32.2 million at September 30, 2008, a decrease of $4.2 million from December 31, 2007. Net cash provided by operating activities was approximately $52.5 for the nine months ended September 30, 2008, compared to $64.7 million for the nine months ended September 30, 2007. The cash provided by our operating activities was primarily driven by an increase in our operating results, offset by an increase in our investment in inventories, an increase in our unbilled receivables associated with our ION Solutions division’s sales. We expect a significant portion of the September 30, 2008 balance of our unbilled receivables to be invoiced during the fourth quarter of 2008.
Cash Flow from Investing Activities
     Net cash flow used in investing activities was $329.8 million for the nine months ended September 30, 2008, compared to $52.3 million for the nine months ended September 30, 2007. The principal uses of cash in our investing activities during the nine months ended September 30, 2008 were $241.6 million expended to acquire ARAM in September 2008, $87.8 million for investments in our multi-client data library and $11.2 million for equipment purchases. These decreases were partially offset by $10.7 million of cash we acquired in the ARAM acquisition. We expect to spend an additional $20 million to $30 million for investments in our multi-client data library and on equipment purchases for the remainder of 2008, which could vary depending on the level of multi-client seismic data acquisition projects that are initiated during the remainder of 2008. Typically, all or a majority of the direct expenses associated with completing a multi-client survey are pre-funded by our customers.
Cash Flow from Financing Activities
     Net cash flow provided by financing activities was $275.0 million for the nine months ended September 30, 2008, compared to $3.7 million used in financing activities for the nine months ended September 30, 2007. The net cash flow provided by financing activities during the nine months ended September 30, 2008 was primarily related to $165.1 million of net proceeds from acquisition debt we borrowed to purchase ARAM, $78.0 million of net borrowings on our revolving credit facility (the majority of which was used to fund the acquisition of ARAM, with the remainder applied to fund our normal operating activities), $35.0 million in proceeds from the issuance and sale of our Series D-3 Preferred Stock in February 2008 and $6.2 million in proceeds related to the exercise of stock options and stock purchases by our employees. This cash inflow was partially offset by scheduled principal payments of $6.9 million on our notes payable and capital lease obligations and $2.7 million in cash dividends paid on our outstanding Series D-1, Series D-2 and Series D-3 Preferred Stock.
Inflation and Seasonality
     Inflation in recent years has not had a material effect on our costs of goods or labor or the prices for our products or services. Traditionally, our business has been seasonal, with strongest demand in the fourth quarter of our fiscal year. However, we anticipate that, due to the state of the current financial markets, the slowdown in the economy and the decline in commodity prices, we will likely not experience the level of normal seasonal year-end spending by oil and gas companies and seismic contractor customers due to these customers taking a more conservative approach and lowering their spending plans for the short-term foreseeable future.
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
     Fair Value of Preferred Stock Redemption Features. The redemption features of our outstanding Series D-2 Preferred Stock and Series D-3 Preferred Stock are embedded derivatives that are required to be bifurcated and accounted for separately at their fair value. Changes in the fair value of these derivatives are recognized below income from operations in the period of change. The fair value of the redemption features was determined using a lattice convertible bond option model that calculated thousands of scenarios based upon certain key inputs. The key inputs for the lattice option model include the current market price of our common stock, the yield on the preferred stock dividend payments, interest rates calculated according to companies in the energy sector with similar financial and credit position (credit yield spread) and our stock’s historical and implied volatility. The most significant inputs are the current market price of our common stock and credit yield spread. Holding all other inputs constant, a 10% increase or decrease in our common stock would result in a decrease or increase in the fair value of the redemption features of $0.03 million and ($0.1 million), respectively. Likewise, a 10% decrease or increase in our credit yield spread would result in a decrease or increase in the fair value of the redemption features of $0.4 million and ($0.3 million), respectively.
Recent Accounting Pronouncements
     In October 2008, the Financial Accounting Standards Board (FASB) issued Staff Position (FSP) FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3). FSP 157-3 was effective on issuance and provided further guidance and clarity to SFAS 157 as it specifically relates to assets with inactive markets. The literature also amends some examples in SFAS 157 to better illustrate the determination of fair value in these assets. We noted that the adoption of FSP 157-3 did not have a material impact on our financial position, results of operations or cash flows.
     In September 2008, the Financial Accounting Standards Board (FASB) issued EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to a Entity’s Own Stock” (EITF 07-5). EITF 07-5 re-evaluates the scope exceptions in SFAS 133 for purposes of determining if an instrument or embedded feature is considered indexed to its own stock and thus qualifies for a scope exception. The provisions for EITF 07-5 are effective for fiscal years beginning after December 15, 2008 with earlier adoption prohibited. We will adopt EITF 07-5 upon its effective date. We are currently evaluating the impact, if any, of EITF 07-5 on our financial position, results of operations or cash flows.
     In September 2008, the FASB issued Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1), which is effective for fiscal years beginning after December 15, 2008. This FSP would require unvested share-based payment awards containing non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be included in the computation of basic earnings per share according to the two-class method. We are currently evaluating the impact, if any, that FSP EITF 03-6-1 will have on our earnings per share computation.
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
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). The new standard will significantly change the financial accounting and reporting of business combination transactions in the consolidated financial statements. It will require an acquirer to recognize, at the acquisition date, the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their full fair values as of that date. In a business combination achieved in stages (step acquisitions), the acquirer will be required to remeasure its previously held equity interest in the acquiree at its acquisition-date fair value and recognize the resulting gain or loss in earnings. The acquisition-related transaction and restructuring costs will no longer be included as part of the capitalized cost of the acquired entity but will be required to be accounted for separately in accordance with applicable GAAP in the U.S. For ION, SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.
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

Credit and Foreign Sales Risks
   For the nine months ended September 30, 2008, approximately $40.8 million, or 8% of consolidated net revenues, were attributable to marine equipment sales to a single customer, Reservoir Exploration Technology ASA. At September 30, 2008, $43.0 million, or 24% of the Company’s total accounts receivable and $1.3 million of the Company’s total notes receivable, related to this same customer. The loss of this customer, a deterioration in the Company’s relationship with this customer or the inability of the customer to pay such amount on a timely basis, or at all, would have a material adverse effect on the Company’s results of operations and financial condition. See Part II, Item 1A — “Risk Factors” below.
     The majority of our foreign sales are denominated in U.S. dollars. For the nine months ended September 30, 2008 and 2007, international sales comprised 58% and 63%, respectively of total net revenues. For the nine months ended September 30, 2008, we recognized $146.0 million of sales to customers in Europe, $41.8 million of sales to customers in Asia Pacific, $21.9 million of sales to customers in the Middle East, $40.2 million of sales to customers in Latin American countries, $38.1 million of sales to customers in the Commonwealth of Independent States, or former Soviet Union (CIS) and $24.6 million of sales to customers in Africa. Certain of these countries have experienced economic problems and uncertainties from time to time. To the extent that world events or economic conditions negatively affect our future sales to customers in these and other regions of the world or the collectibility of our existing receivables, our future results of operations, liquidity and financial condition may be adversely affected. We currently require customers in these higher risk countries to provide their own financing and in some cases have assisted the customer in organizing international financing and Export-Import credit guarantees provided by the United States government. We do not currently extend long-term credit through notes to companies in countries we consider to be inappropriate for credit risk purposes.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Please refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007 (as amended by Form 10-K/A), for a discussion regarding the Company’s quantitative and qualitative disclosures about market risk. There have been no material changes to those disclosures during the three months ended September 30, 2008, except as described below.
     Fair Value of Preferred Stock Redemption Features. Our Series D-2 Preferred Stock and Series D-3 Preferred Stock contain embedded redemption features that are required to be bifurcated and accounted for separately at their fair values. The value of the redemption features was determined using a lattice convertible bond option model. The key inputs for the lattice option model include the current market price of our common stock, the yield on the preferred stock dividend payments, interest rates calculated according to companies in the energy sector with similar financial and credit position and our stock’s historical and implied volatility. Holding all other inputs constant, a 10% increase or decrease in our common stock would result in a decrease or increase in the fair value of the redemption features of $0.03 million and ($0.1 million), respectively. Likewise, a 10% decrease or increase in our credit yield spread would result in a decrease or increase in the fair value of the redemption features of $0.4 million and ($0.3 million), respectively.
     Foreign Currency Exchange Rate Risk. Our operations are conducted in various countries around the world, and we receive revenue from these operations in a number of different currencies with the most significant of our international operations using Canadian dollars (CAD). As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in currencies other than the U.S. dollar, which is our functional currency, or the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. To the extent that transactions of these subsidiaries are settled in currencies other than the U.S. dollar, a devaluation of these currencies versus the U.S. dollar could reduce the contribution from these subsidiaries to our consolidated results of operations as reported in U.S. dollars.
     Interest Rate Risk. On September 30, 2008, we had outstanding total indebtedness of approximately $314.9 million, including capital lease obligations. Of that indebtedness, approximately $203.0 million accrues interest under rates that fluctuate based upon market rates plus an applicable margin. The $125.0 million in term loan indebtedness and $70.0 million in total revolving credit indebtedness were outstanding under the Amended Credit Facility that accrued interest using the LIBOR-based interest rate of 6.3% per annum. The average effective interest rate for the quarter ended September 30, 2008 under the LIBOR-based rate was 5.5%. As of September 30, 2008, the remaining $8.0 million of outstanding revolving credit facility indebtedness accrued interest under the alternate base interest rate (using the prime-based rate) at a rate of 6.6% per annum. The average effective interest rate for the quarter ended September 30, 2008 under the alternate base interest rate was 6.4%. Each 100 basis point increase in the interest rate would have the effect of increasing the annual amount of interest to be paid by approximately $2.1 million.
Item 4. Controls and Procedures
     Disclosure Controls and Procedures. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a—15(e) and 15d—15(e) under the Exchange Act as of September 30, 2008. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2008, our disclosure controls and procedures were effective such that the information relating to our company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors.
     This report (as well as certain oral statements made from time to time by authorized representatives on behalf of our company) contain statements concerning our future results and performance and other matters that are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of such terms or other comparable terminology. Examples of other forward-looking statements contained in this report (or in such oral statements) include statements regarding:
•	our expectations for future financing and the refinancing of our existing indebtedness;

•	the expected effects of current and future worldwide economic conditions and demand for oil and natural gas;

•	future levels of spending by our customers;

•	expected net revenues, income from operations and net income;

•	expected gross margins for our products and services;

•	future benefits to our customers to be derived from new products and services, such as Scorpion and FireFly;

•	future growth rates for certain of our products and services;

•	future sales to our significant customers;

•	our ability to continue to leverage our costs by growing our revenues and earnings;

•	expectations of oil and natural gas E&P companies and contractor end-users purchasing our more expensive, more technologically advanced products and services;

•	the degree and rate of future market acceptance of our new products and services;

•	expectations regarding future mix of business and future asset recoveries;

•	the timing of anticipated sales;

•	anticipated timing and success of commercialization and capabilities of products and services under development and start- up costs associated with their development;

•	expected improved operational efficiencies from our full-wave digital products and services;

•	potential future acquisitions;

•	future levels of capital expenditures;

•	future cash needs and future sources of cash, including availability under our revolving line of credit facility;

•	our ability to maintain our costs at consistent percentages of our revenues in the future;

•	the outcome of pending or threatened disputes and other contingencies;

•	future demand for seismic equipment and services;

•	future seismic industry fundamentals;

•	the adequacy of our future liquidity and capital resources;

•	future oil and gas commodity prices;

•	future opportunities for new products and projected research and development expenses;

•	future worldwide economic conditions;

•	success in integrating our acquired businesses;

•	expectations regarding realization of deferred tax assets; and

•	anticipated results regarding accounting estimates we make.
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
     Information regarding factors that may cause actual results to vary from our expectations, called “risk factors,” appears in our Annual Report on Form 10-K for the year ended December 31, 2007 (as amended by Form 10-K/A) in Part II, Item 1A. “Risk Factors.” There have been no material changes from the risk factors previously disclosed in that Form 10-K, except for the addition of the following risk factors:
     We have a substantial amount of indebtedness outstanding, and we will need to refinance our existing indebtedness or incur additional indebtedness, which may adversely affect our operations.
     As a result of the ARAM acquisition, we have increased our indebtedness significantly. As of September 30, 2008, we had outstanding total indebtedness of approximately $314.9 million, including capital lease obligations. Total indebtedness on that date included $125.0 million in borrowings under five-year term loan indebtedness and $78.0 million in borrowings under our revolving credit facility and under our Amended Credit Facility. We also had as of that date $40.8 million of indebtedness outstanding under the unsecured Short-Term Bridge Facility, which indebtedness matures on December 31, 2008. We also had $45.0 million of indebtedness outstanding under short-term unsecured promissory notes that we issued to one of ARAM’s selling shareholders as part of the purchase price consideration for the acquisition of ARAM. As of September 30, 2008, we had available $32.0 million (without giving effect to $2.1 million of outstanding letters of credit) of additional revolving credit borrowing capacity under our Amended Credit Facility. However, as of October 31, 2008, we had available $1.0 million of additional revolving credit borrowing capacity under the Amended Credit Facility.

     Our substantial levels of indebtedness and our other financial obligations increase the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on, or other amounts due, in respect of our outstanding indebtedness. Our substantial debt could also have other significant consequences. For example, it could:
•	increase our vulnerability to general adverse economic, competitive and industry conditions;

•	limit our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes on satisfactory terms, or at all;

•	require us to dedicate a substantial portion of our cash flow from operations to the payment of our indebtedness, thereby reducing funds available to us for operations and any future business opportunities;

•	expose us to the risk of increased interest rates because certain of our borrowings, including borrowings under our Amended Credit Facility, will be at variable rates of interest;

•	restrict us from making strategic acquisitions or cause us to make non-strategic divestitures;

•	limit our planning flexibility for, or ability to react to, changes in our business and the industries in which we operate;

•	limit our ability to adjust to changing market conditions; and

•	place us at a competitive disadvantage to our competitors that may have less indebtedness or greater access to financing.
     If we fail to make any required payment under our Amended Credit Facility, the Short-Term Bridge Loan, the Senior Seller Note or the Subordinated Seller Note, or fail to comply with any of the financial and operating covenants included in those debt instruments, we will be in default under their terms. The lenders under such facilities could then accelerate the maturity of the indebtedness and foreclose upon our and our subsidiaries’ assets that may secure such indebtedness. Other creditors might then accelerate other indebtedness. If our creditors accelerate the maturity of their indebtedness, we may not have sufficient assets to satisfy our debt obligations.
     Our ability to obtain any financing, including any additional debt financing, whether through the issuance of new debt securities or otherwise, and the terms of any such financing are dependent on, among other things, our financial condition, financial market conditions within our industry, credit ratings and numerous other factors. There can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time, if at all. If we are unable to obtain financing on terms and within a time acceptable to us (or negotiated extensions with our lenders on terms acceptable to us), it could, in addition to other negative effects, have a material adverse effect on our operations, financial condition, ability to compete or ability to comply with regulatory requirements.
     If we do not have sufficient funding in place by December 31, 2008 to repay $72.0 million in revolving credit indebtedness that we borrowed to fund a portion of the ARAM acquisition purchase price and to pay the $45.0 million of unsecured indebtedness owed by us to the selling shareholders of ARAM, we will be in default under our Amended Credit Facility. Payment defaults and certain other defaults under the Amended Credit Facility constitute events of default under our other debt instruments, including the Short-Term Bridge Loan, the Senior Seller Note and Subordinated Seller Note. Additionally, if we are unable to repay the Short-Term Bridge Loan on or before December 31, 2008 and we are not able to refinance or renegotiate the terms of the Short-Term Bridge Loan prior to December 31, 2008, we will be in default thereunder. Such defaults, if not rescinded or cured, would have a materially adverse effect on our operations, financial condition and cash flows.
     The current economic and credit environment may materially adversely affect demand for our products and services, our results of operations, our cash flows, our financial condition and our stock price.
     Global market and economic conditions have been, and continue to be, disrupted and volatile. Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining residential real estate market in the U.S. have contributed to this increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and a likely recession. The recent turmoil in the credit markets and its potential impact on liquidity of major financial institutions may have an adverse effect on our ability to fund our business strategy through borrowings under either existing or new debt facilities in the public or private markets and on terms we believe to be reasonable. Continued weakness in the financial markets could have a material adverse effect on our ability to refinance all or a portion of our indebtedness in connection with the ARAM acquisition and to otherwise fund our operational requirements.
     Interest rates have fluctuated recently, which could increase the cost of financing and may reduce our and our customers’ profits, and expected returns on investment. Given the current credit environment, particularly the tightening of the credit markets, there can be no assurance that our customers will be able to borrow money on a timely basis or on reasonable terms, which could have a negative impact on their demand for our products and impair their ability to pay us for our products and services on a timely basis. Our sales are affected by interest rate fluctuations and the availability of liquidity, and we would be adversely affected by increases in interest rates or liquidity constraints. Rising interest rates may also make certain alternative products and services provided by our competitors more attractive to customers, which could lead to a decline in demand for our products and services. This would have a material adverse effect on our business, results of operations, financial condition and cash flows.
     It is difficult to predict how long the current economic conditions will persist, whether they will deteriorate further, and which of our products and services will be adversely affected. We may have impairment losses if events or changes in circumstances occur which may reduce the fair value of an asset below its carrying amount. As a result, these conditions could adversely affect our financial condition and results of operations, and we may be subject to increased disputes and litigation because of these events and issues.
     Stock markets, in general, have experienced in recent months, and continue to experience, significant price and volume volatility, and the market price of our common stock may continue to be subject to similar market fluctuations that may be unrelated to our operating performance or prospects. This increased volatility, coupled with depressed economic conditions, could continue to have a depressing effect on the market price of our common stock.
     If oil and gas prices or the level of capital expenditures by oil and gas companies were to decline, demand for our products and services could decline and our results of operations could be adversely affected.
     Demand for our services depends upon the level of spending by E&P companies and seismic contractors for exploration and development activities, which activities depend in large part on oil and gas prices. Spending on products and services such as those we provide our customers are of a highly discretionary nature and subject to rapid and material change. Any significant decline in oil and gas related spending on behalf of our clients could cause us to alter our capital spending plans and could have a material adverse effect on our financial condition and results of operations. Additionally, increases in oil and gas prices may not increase demand for our services or otherwise have a positive effect on our financial condition or results of operations. E&P companies’ willingness to explore, develop and produce depends largely upon prevailing industry conditions that are influenced by numerous factors over which our management has no control, such as:
•	the supply of and demand for oil and gas;

•	the level of prices, and expectations about future prices, of oil and gas;

•	the cost of exploring for, developing, producing and delivering oil and gas;

•	the expected rates of declining current production;

•	the discovery rates of new oil and gas reserves;

•	weather conditions, including hurricanes, that can affect oil and gas operations over a wide area, as well as less severe inclement weather that can preclude or delay seismic data acquisition;

•	domestic and worldwide economic conditions;

•	political instability in oil and gas producing countries;

•	technical advances affecting energy consumption;

•	government policies regarding the exploration, production and development of oil and gas reserves;

•	the ability of oil and gas producers to raise equity capital and debt financing; and

•	merger and divestiture activity among E&P companies and seismic contractors.
The level of oil and gas exploration and production activity in our markets is volatile. Previously forecasted trends in oil and gas exploration and development activities may not continue and demand for our products and services may not reflect the level of activity in the industry. Any prolonged substantial reduction in oil and gas prices would likely affect oil and gas production levels and therefore affect demand for the products and services we provide. A material decline in oil and gas prices or drilling activity levels could have a material adverse effect on our business, financial condition, results of operations and cash flows.
     In addition, see Item 1A. — “Risk Factors — We depend on capital expenditures by the oil and natural gas industry, and reductions in such expenditures may have a material adverse effect on our business” of our Annual Report on Form 10-K for the year ended December 31, 2007.
     Technologies and businesses that we acquire (including those in connection with the ARAM acquisition) may be difficult to integrate, disrupt our business, dilute stockholder value or divert management attention.
     Our acquisition of ARAM is part of our current business strategy, which is to seek new technologies, products and businesses to broaden the scope of our existing and planned product lines and technologies. This acquisition involves the integration of two companies that previously have operated independently, which is a complex and time consuming process. While we believe that the ARAM acquisition and other acquisitions will complement our technologies and our general business strategy, there can be no assurance that we will achieve the expected benefit of these acquisitions. This and future acquisitions may result in unexpected costs, expenses, and liabilities, which may have a material adverse effect on our business, financial condition or results of operations.
     The ARAM acquisition and future acquisitions expose us to:
•	increased costs associated with the acquisition and operation of the new businesses or technologies and the management of geographically dispersed operations;

•	risks associated with the assimilation of new technologies (including incorporating ARAM’s land seismic acquisition products with our existing product lines), operations, sites, and personnel;

•	difficulties in retaining and integrating key technical, sales and marketing personnel and the possible loss of such employees and costs associated with their loss;

•	difficulties associated with preserving relationships with ARAM’s customers, partners and vendors;

•	risks that any technology we acquire may not perform as well as we had anticipated;

•	the diversion of management’s attention and other resources from existing business concerns;

•	the potential inability to replicate operating efficiencies in the acquired company’s operations;

•	potential impairments of goodwill and intangible assets;

•	the inability to generate revenues to offset associated acquisition costs;

•	the requirement to maintain uniform standards, controls and procedures;

•	the impairment of relationships with employees and customers as a result of any integration of new and inexperienced management personnel; and

•	the risk that acquired technologies do not provide us with the benefits we anticipated.

     Integration of the acquired businesses requires significant efforts from each entity, including coordinating existing business plans and research and development efforts. We may not be able to realize the operating efficiencies, cost savings or other benefits expected from the acquisition. The process of combining an acquired business with our business could cause an interruption of, or loss of momentum in, the activities of the combined company’s business and the loss of key personnel and distract management’s attention from the day-to-day operation of the combined companies. If we are unable to successfully integrate the operations of acquired businesses, our future results will be negatively impacted.
     ARAM’s land data acquisition systems have been a direct competitor of our Scorpion land acquisition systems and their predecessors in recent years. The integration of the Scorpion and the ARAM land acquisition system product lines may prove to be difficult, involving issues concerning marketing strategies, product roadmaps, preservation of the existing bases of installed products and coordination of the different development and engineering teams. No prediction can be made as to the degree of success (if any) we may experience in the timely integration of these product lines.
     In addition, while the ARAM acquisition is consistent with our strategy to increase our market share in cable-based land acquisition systems, the acquisition will present challenges in terms of a modified roadmap for the further development of our Scorpion land acquisition system, and could also conceivably affect the development and successful commercialization of FireFly, our new cableless full-wave land acquisition system.
     Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
     Outstanding borrowings under our Amended Credit Facility will bear interest, at our option, at either an alternate base rate or a LIBOR-based rate. Assuming that no term loan indebtedness is repaid and that $78.0 million in revolving loans are outstanding, a 1.00% increase in the floating interest rate on the outstanding principal amount of the term loan indebtedness would result in increased interest expense of $0.8 million per year.
     To service our indebtedness and other obligations, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.
     Our ability to make payments on and to refinance our indebtedness, including our acquisition debt, and to fund our working capital needs and planned capital expenditures, will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control.
     We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the Amended Credit Facility or otherwise in an amount sufficient to enable us to pay our indebtedness, including some of our acquisition debt, or to fund our other liquidity needs. We will need to refinance all or a portion of our indebtedness, including our acquisition debt, on or before the maturity thereof. We cannot assure you that we will be able to refinance any of such indebtedness on commercially reasonable terms, or at all.
     In addition, if for any reason we are unable to meet our debt service obligations, we would be in default under the terms of our agreements governing our outstanding debt. If such a default were to occur, the lenders under the Amended Credit Facility could elect to declare all amounts outstanding under the Amended Credit Facility immediately due and payable, and the lenders would not be obligated to continue to advance funds to us. In addition, if such a default were to occur, our other indebtedness would become immediately due and payable.
     The Amended Credit Facility and other outstanding debt instruments to which we are a party impose significant operating and financial restrictions, which may prevent us from capitalizing on business opportunities and taking other actions.
     Subject to certain exceptions and qualifications, the Amended Credit Facility contains customary restrictions on our activities, including covenants that restrict us and our restricted subsidiaries from:
•	incurring additional indebtedness and issuing preferred stock;

•	creating liens on our assets;

•	making certain investments or restricted payments;

•	consolidating or merging with, or acquiring, another business;

•	selling or otherwise disposing of our assets;

•	paying dividends and making other distributions with respect to capital stock, or repurchasing, redeeming or retiring capital stock or subordinated debt; and

•	entering into transactions with our affiliates.
     The Amended Credit Facility also requires us to meet certain financial ratios. We may not be able to maintain these ratios and if we fail to be in compliance with these tests, we will not be able to borrow the full amount available under the Amended Credit Facility, which would make it difficult for us to operate our business.
     The Short-Term Bridge Loan contains terms that incorporate many of the same covenants from the Amended Credit Facility. In addition, the Senior Seller Note and Subordinated Seller Note each contain additional restrictions on our ability to incur additional debt. Any additional debt financing we obtain is likely to have similarly restrictive covenants.
     The restrictions in the Amended Credit Facility and our other debt instruments may prevent us from taking actions that we believe would be in the best interest of our business, and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. We also may incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility. We cannot assure you that we will be granted waivers or amendments to these agreements if for any reason we are unable to comply with these agreements, or that we will be able to refinance our debt on terms acceptable to us, or at all. The breach of any of these covenants and restrictions could result in a default under the Amended Credit Facility and our other debt instruments. An event of default under our debt agreements would permit the holders of such indebtedness to declare all amounts borrowed from them to be due and payable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     (c) During the three months ended September 30, 2008, in connection with the lapse of restrictions on shares of our restricted stock held by certain employees, we acquired shares of our common stock in satisfaction of tax withholding obligations that were incurred on the vesting date. The date of cancellation, number of shares and average effective acquisition price per share, were as follows:

				(d) Maximum Number
				(or Approximate
				Dollar
			(c) Total Number of	Value) of Shares
			Shares Purchased as	That
	(a)	(b)	Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Acquired	Paid Per Share	Program	Program
July 1, 2008 to July 31, 2008	177	$16.04	Not applicable	Not applicable
August 1, 2008 to August 31, 2008	30,264	$16.22	Not applicable	Not applicable
September 1, 2008 to September 30, 2008	39,497	$15.88	Not applicable	Not applicable

Total	69,938	$16.00

Item 6. Exhibits
10.1	Registration Rights Agreement by and between ION Geophysical Corporation and 1236929 Alberta Ltd. dated September 18, 2008.

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. §1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ION GEOPHYSICAL CORPORATION
By	/s/ R. Brian Hanson
R. Brian Hanson
Executive Vice President and Chief Financial Officer (Duly authorized executive officer and principal financial officer)

Date: November 7, 2008

EXHIBIT INDEX

Exhibit No.	Description

10.1	Registration Rights Agreement by and between ION Geophysical Corporation and 1236929 Aberta Ltd. dated September 18, 2008.

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. §1350.