Form 10-Q
period 2009-03-31
ION GEOPHYSICAL CORP
filed 2009-05-07
CIK 866609

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☑ No: ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). *  Yes ☐ No ☐
*	The registrant has not yet been phased into the interactive data requirements.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No: ☑
At April 28, 2009, there were 99,824,268 shares of common stock, par value $0.01 per share, outstanding.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS FOR FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2009

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2009	2008
	( In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$22,672	$35,172
Restricted cash	6,485	6,610
Accounts receivable, net	101,638	150,565
Current portion notes receivable, net	6,917	11,665
Unbilled receivables	43,428	36,472
Inventories	271,980	262,519
Prepaid expenses and other current assets	16,512	20,386

Total current assets	469,632	523,389
Notes receivable	8,497	4,438
Deferred income tax asset	11,599	11,757
Property, plant, equipment and seismic rental equipment, net	61,828	59,129
Multi-client data library, net	93,916	89,519
Goodwill	49,355	49,772
Intangible assets, net	63,078	107,443
Other assets	15,959	15,984

Total assets	$773,864	$861,431

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable and current maturities of long-term debt	$70,389	$38,399
Accounts payable	71,638	94,586
Accrued expenses	57,637	77,046
Accrued multi-client data library royalties	19,772	28,044
Deferred revenue and other current liabilities	19,744	18,159

Total current liabilities	239,180	256,234
Long-term debt, net of current maturities	238,853	253,510
Non-current deferred income tax liability	6,124	22,713
Other long-term liabilities	3,935	3,904

Total liabilities	488,092	536,361

Stockholders’ equity:
Cumulative convertible preferred stock	68,786	68,786
Common stock, $0.01 par value; authorized 200,000,000 shares; outstanding 99,824,268 and 99,621,926 shares at March 31, 2009 and December 31, 2008, respectively, net of treasury stock	998	996
Additional paid-in capital	696,811	694,261
Accumulated deficit	(414,995)	(376,552)
Accumulated other comprehensive loss	(59,264)	(55,859)
Treasury stock, at cost, 849,430 and 848,422 shares at March 31, 2009 and December 31, 2008, respectively	(6,564)	(6,562)

Total stockholders’ equity	285,772	325,070

Total liabilities and stockholders’ equity	$773,864	$861,431

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2009	2008
	(In thousands, except per
	share data)

Product revenues	$59,476	$93,034
Service revenues	47,414	47,125

Total net revenues	106,890	140,159

Cost of products	40,031	59,617
Cost of services	33,163	32,148

Gross profit	33,696	48,394

Operating expenses:
Research, development and engineering	11,465	12,159
Marketing and sales	9,763	11,156
General and administrative	19,000	14,784
Impairment of intangible assets	38,044	—

Total operating expenses	78,272	38,099

Income (loss) from operations	(44,576)	10,295
Interest expense	(7,417)	(487)
Interest income	484	537
Other income (expense)	(22)	252

Income (loss) before income taxes	(51,531)	10,597
Income tax expense (benefit)	(13,963)	2,059

Net income (loss)	(37,568)	8,538
Preferred stock dividends	875	910

Net income (loss) applicable to common shares	$(38,443)	$7,628

Net income (loss) per share:
Basic and Diluted	$(0.39)	$0.08

Weighted average number of common shares outstanding:
Basic	99,743	93,969
Diluted	99,743	98,961
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$(37,568)	$8,538
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization (other than multi-client library)	10,643	6,226
Amortization of multi-client library	13,899	10,168
Stock-based compensation expense related to stock options, nonvested stock and employee stock purchases	2,035	2,056
Bad debt expense	2,377	153
Fair value adjustment of preferred stock redemption features	—	(178)
Impairment of intangible assets	38,044	—
Deferred income tax	(15,380)	145
Gain on sale of rental and fixed assets	(92)	(31)
Change in operating assets and liabilities:
Accounts and notes receivable	46,645	28,679
Unbilled receivables	(6,956)	(21,587)
Inventories	(18,337)	(34,334)
Accounts payable, accrued expenses and accrued royalties	(52,551)	2,165
Deferred revenue	1,158	(4,001)
Other assets and liabilities	7,244	(1,628)

Net cash used in operating activities	(8,839)	(3,629)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,580)	(3,841)
Investment in multi-client data library	(18,296)	(26,935)
Proceeds from the sale of fixed assets and rental equipment	143	88

Net cash used in investing activities	(19,733)	(30,688)

Cash flows from financing activities:
Borrowings under revolving line of credit	32,000	—
Payments on notes payable and long-term debt	(14,873)	(1,934)
Issuance of preferred stock	—	35,000
Payment of preferred dividends	(875)	(910)
Proceeds from employee stock purchases and exercise of stock options	265	1,656
Restricted stock cancelled for employee minimum income taxes	(5)	(53)
Purchases of treasury stock	(3)	(14)

Net cash provided by financing activities	16,509	33,745

Effect of change in foreign currency exchange rates on cash and cash equivalents	(437)	185

Net decrease in cash and cash equivalents	(12,500)	(387)
Cash and cash equivalents at beginning of period	35,172	36,409

Cash and cash equivalents at end of period	$22,672	$36,022

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation and Overview
     Basis of Presentation. The consolidated balance sheet of ION Geophysical Corporation and its subsidiaries (collectively referred to in this Part I — Item 1 as the “Company” or “ION,” unless the context otherwise requires) at December 31, 2008 has been derived from the Company’s audited consolidated financial statements at that date. The consolidated balance sheet at March 31, 2009, the consolidated statements of operations for the three months ended March 31, 2009 and 2008, and the consolidated statements of cash flows for the three months ended March 31, 2009 and 2008 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the operating results for a full year or of future operations.
     These consolidated financial statements have been prepared using accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States have been omitted. The accompanying consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
     On September 18, 2008, the Company completed the acquisition of ARAM Systems Ltd. and Canadian Seismic Rentals Inc. (sometimes collectively referred to herein as “ARAM”). The results of operations and financial condition of the Company as of and for the three months ended March 31, 2009 have been affected by this acquisition, which may affect the comparability of certain of the financial information contained in this Quarterly Report on Form 10-Q. This acquisition is described in more detail in Note 2 “— ARAM Acquisition.”
     Overview. Demand for the Company’s products and services is cyclical and substantially dependent upon activity levels in the oil and gas industry, particularly the willingness and ability of the Company’s customers to expend their capital for oil and natural gas exploration and development projects. This demand is highly sensitive to current and expected future oil and natural gas prices.
     The current global financial crisis, which has contributed, among other things, to significant reductions in available capital and liquidity from banks and other providers of credit, has resulted in the worldwide economy entering into a recessionary period, which may be prolonged and severe. Oil prices have been highly volatile in recent years, first increasing to record levels in the second quarter of 2008 and then sharply declining thereafter, falling by approximately $100 per barrel. Due to oversupply, natural gas prices at the Henry Hub interconnection point are 75% below the July 2008 price of $13.31 per mmBtu, the lowest price since 2002. These conditions have sharply curtailed demand for exploration activities in North America.
     The weakness in demand for the Company’s products, the uncertainty surrounding future economic activity levels and the tightening of credit availability have resulted in decreased sales for several of the Company’s business units. The Company’s land seismic equipment businesses in North America and Russia have been particularly adversely affected. The Company expects that exploration and production expenditures will continue to be constrained in 2009 to the extent that exploration and production companies (“E&P companies”) and seismic contractors are limited in their access to the credit markets as a result of further disruptions in, or a more conservative lending stance by, the lending markets. There continues to be significant uncertainty about future exploration and production activity levels and the impact on the Company’s businesses. Furthermore, both the Company’s seismic contractor customers and the E&P companies that are users of its products, services and technology have reduced their capital spending from mid-2008 levels.
     While the current global recession and the decline in oil and gas prices have slowed demand for the Company’s products and services in the near term, the Company believes that the industry’s long-term prospects are favorable because of the declining rates in oil and gas production and the relatively small number of new discoveries of oil and gas reserves. The Company believes that technology that adds a competitive advantage through cost reductions or improvements in productivity will continue to be valued in its marketplace, even in the current difficult market. For example, the Company believes that its new technologies, such as FireFly, DigiFIN™ and Orca®, will continue to attract interest from its customers because those new technologies are designed to deliver improvements in image quality within more productive delivery systems.

     In response to the recent downturn in the demand for the Company’s products and services, the Company has taken measures to reduce its cost structure. In addition, the Company has slowed its capital spending, including investments for its multi-client data library. To date, the most significant cost reduction has related to reduced headcount. In the fourth quarter of 2008 through the first quarter of 2009, the Company reduced its headcount by 319 positions, or approximately 21% of its employee headcount, in order to adjust to the expected lower levels of activity. Including all contractors and employees, the Company reduced its headcount by 424 positions, or 23%. In April 2009, the Company also initiated a salary reduction program that reduced employee base salaries. The salary reductions reduced affected employees’ annual base salaries by 12% for the Company’s chief executive officer, chief operating officer and chief financial officer, 10% for all other executives and senior management, and 5% for most other employees. The Company has adopted a payment plan whereby employees affected by the salary reduction program may receive a payment in the beginning of 2010 in an amount that is approximately equal to the amount of their salary reduction plus interest if the Company achieves certain predetermined levels of adjusted EBITDA during 2009 and the Company determines that its liquidity levels are sufficient to make the payments. Additionally, the Board of Directors elected to implement a 15% reduction in director fees. In addition to the salary reduction program, the Company elected to suspend its matching contributions to its employee 401(k) plan contributions. The Company plans to reinstate the 401(k) plan employer match benefit once business conditions improve. The Company has also reduced its research and development spending but will continue to fund strategic programs to position the Company for the expected recovery in economic activity. Overall, the Company will give priority to generating cash flow and reducing its cost structure, while maintaining its long-term commitment to continued technology development.
     At March 31, 2009, the Company was in compliance with all of its financial covenants under its amended commercial banking credit facility (the “Amended Credit Facility”) and its indebtedness outstanding under a Bridge Loan Agreement, dated as of December 30, 2008, with Jefferies Finance LLC (“Jefferies”) (the “Bridge Loan Agreement”). If the Company’s operating results meet or exceed the Company’s operating plan for 2009, which was approved by the Board early in 2009, the Company would expect to remain in compliance with its financial covenants during 2009. However, based upon the Company’s first quarter results and current operating forecast for the remainder of 2009, it is probable that, without undertaking any mitigating actions, on September 30, 2009 the Company will not be in compliance with certain of its debt covenants. The Company’s failure to comply with such covenants would result in an event of default of those loans, as well as any other loans that contain cross-default provisions, that, if not cured or waived, could have a material adverse effect on the Company’s financial condition, results of operations and debt service capabilities. The Company is currently working with its banking group to amend the financial covenants under the Amended Credit Facility so that the Company will remain in compliance with its financial covenants. There can be no assurance that the Company will be able to obtain any such amendments or similar concessions, in which case the Company would likely seek to take further action to further reduce costs or obtain new secured debt, unsecured debt or equity financing. In addition, there can be no assurance that new debt or equity financing would be available on terms acceptable to the Company or at all. In the event that the Company amends the Amended Credit Facility, or obtains new financing, the Company could incur up-front fees and higher interest costs. In addition, terms under any such amendment may not be as favorable to the Company as those currently provided under the Amended Credit Facility.
     As of March 31, 2009 and April 28, 2009, the Company had available only $0.4 million of additional revolving credit borrowing capacity, which can be used only to fund further letters of credit under the Amended Credit Facility. The Company’s cash and cash equivalents as of April 28, 2009 were approximately $27.0 million compared to $22.7 million at March 31, 2009.
     The Company intends to pay or refinance indebtedness under its $40.8 million Bridge Loan Agreement scheduled to mature on January 31, 2010 (see further discussion at Note 8 “Notes Payable, Long-Term Debt and Lease Obligations”), and is continuing to explore methods to accomplish the refinancing. The Company’s ability to obtain any refinancing, including any additional debt financing, whether through the issuance of new debt securities or otherwise, and the terms of any such financing are dependent on, among other things, the Company’s financial condition, financial market conditions, industry market conditions, credit ratings and numerous other factors. There can be no assurance that the Company will be able to obtain re-financing on acceptable terms or within an acceptable time, if at all.
(2) ARAM Acquisition
     In September 2008, the Company, through an acquisition subsidiary, “ION Sub”, acquired the outstanding shares of ARAM. The following summarized unaudited pro forma consolidated income statement information for the three months ended March 31, 2008, assumes that the ARAM acquisition had occurred as of the beginning of the period presented. The Company has prepared these unaudited pro forma financial results for comparative purposes only. These unaudited pro forma financial results may not be indicative of the results that would have occurred if ION had completed the acquisition as of the beginning of the period presented or the results that may be attained in the future. Amounts presented below are in thousands, except for the per share amounts:

Pro forma
Three Months Ended
March 31, 2008
Pro forma net revenues	$174,565
Pro forma income from operations	$19,293
Pro forma net income applicable to common shares	$9,303
Pro forma basic net income per common share	$0.10
Pro forma diluted net income per common share	$0.09
(3) Impairment of Intangible Assets
     As a result of the continued overall economic and financial crisis, which has continued to adversely affect the demand for the Company’s products and services, especially land analog acquisition products within North America and Russia, the Company determined that a portion of its proprietary technology and the remainder of its customer relationships related to the ARAM acquisition were impaired. The Company recorded an impairment charge of $38.0 million, before tax, in the first quarter of 2009. In the fourth quarter of 2008, the Company recorded an intangible asset impairment charge of $10.1 million, before tax, related to ARAM’s customer relationships, trade name and non-compete agreements. After considering these impairments, the Company’s net book value associated with ARAM’s acquired intangibles was $32.9 million at March 31, 2009.
     On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” (SFAS 157), as amended by FSP SFAS 157-1 and FSP SFAS 157-2. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. FSP SFAS 157-2 delayed, until the first quarter of fiscal year 2009, the effective date for SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On March 31, 2009, the Company performed a non-recurring valuation of its intangible assets related to its ARAM acquisition, which resulted in the $38.0 million impairment charge noted above. The valuation was performed using Level 3 inputs. The fair value of these assets was estimated using a discounted cash flow model, which includes a variety of inputs. The key inputs for the model include the current operational five-year forecast for the Company, the current market discount factor and the forecasted cash flows related to each intangible asset. The forecasted operational and cash flow amounts were determined using the current activity levels in the Company as well as the current and expected short-term market conditions.
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

     A summary of segment information for the three months ended March 31, 2009 and 2008 is as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Net revenues:
Land Imaging Systems	$34,182	$49,888
Marine Imaging Systems	18,453	34,488
Data Management Solutions	7,246	9,166

Total ION Systems Division	59,881	93,542
ION Solutions Division	47,009	46,617

Total	$106,890	$140,159

Income (loss) from operations:
Land Imaging Systems	$(4,747)	$3,295
Marine Imaging Systems	2,761	10,001
Data Management Solutions	4,430	5,208

Total ION Systems Division	2,444	18,504
ION Solutions Division	5,206	6,227
Corporate	(14,182)	(14,436)
Impairment of intangible assets	(38,044)	—

Total	$(44,576)	$10,295

(5) Restructuring Activities
     In the first quarter of 2009, the Company continued its restructuring program that was initiated in the fourth quarter of 2008, which included reduction of its employee headcount by a total of approximately 21% (or 319 positions) through the end of the first quarter. Including all contractors and employees, the Company reduced its headcount by 424 positions, or 23%. At December 31, 2008, the Company had accrued $1.8 million related to severance costs. In the first quarter of 2009, the Company further reduced its headcount by 236 positions and accrued an additional $1.6 million. The Company made cash payments to employees of $1.3 million, resulting in an accrual as of March 31, 2009 of $2.1 million. Of the amount expensed during the quarter, approximately $1.1 million was included in operating expenses with the remaining $0.5 million included in cost of sales. During the remainder of 2009, the Company will continue to evaluate its staffing needs and may reduce its employee headcount further as necessary.
     In April 2009, the Company initiated a salary reduction program that reduced employee base salaries. The salary reductions ranged from 12% for the Company’s chief executive officer, chief operating officer and chief financial officer, 10% for all other executives and senior management, and 5% for most other employees. The Company has adopted a payment plan whereby employees affected by the salary reduction program may receive a payment in the beginning of 2010 approximately equal to the amount of the salary reduction plus interest if the Company achieves certain predetermined levels of adjusted EBITDA during 2009 and the Board of Directors determines that the liquidity levels of the Company are sufficient to allow the payments. Additionally, the Board elected to implement a 15% reduction in director fees. In addition to the salary reduction program, the Company suspended its match to employee 401(k) plan contributions.
(6) Inventories
     A summary of inventories is as follows (in thousands):

	March 31,	December 31,
	2009	2008
Raw materials and subassemblies	$116,297	$104,862
Work-in-process	12,897	20,698
Finished goods	166,092	161,065
Reserve for excess and obsolete inventories	(23,306)	(24,106)

Inventories, net	$271,980	$262,519

     During the first quarter of 2009, the Company transferred approximately $7.5 million of inventories, at cost, to its seismic rental equipment pool.
(7) Net Income (Loss) per Common Share
     Basic net income (loss) per common share is computed by dividing net income (loss) applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is determined based on the assumption that dilutive restricted stock and restricted stock unit awards have vested and outstanding dilutive stock options have been exercised and the aggregate proceeds were used to reacquire common stock using the average price of such common stock for the period. The total number of shares issued or committed for issuance under outstanding stock options at March 31, 2009 and March 31, 2008 was 7,582,225 and 6,588,791, respectively, and the total number of shares of restricted stock and restricted stock units outstanding at March 31, 2009 and March 31, 2008 was 793,486 and 1,094,791, respectively. No shares were issued under stock option exercises during the three months ended March 31, 2009, and 124,250 shares were issued under stock option exercises during the three months ended March 31, 2008.
     As of March 31, 2009, the Company had 30,000, 5,000 and 35,000 outstanding shares, respectively, of Series D-1, Series D-2, and Series D-3 Cumulative Convertible Preferred Stock (collectively referred to as the Series D Preferred Stock), which may currently be converted, at the holder’s election, into up to 9,669,434 shares of common stock. The outstanding shares of Series D-3 Preferred Stock (purchased in February 2008) were dilutive for the three months ended March 31, 2008; however, the Series D-1 Preferred Stock and the Series D-2 Preferred Stock were anti-dilutive for the same three-month period. For the three months ended March 31, 2009, the aggregate maximum number of shares of Series D Preferred Stock were anti-dilutive. As shown in the table below, the Company’s convertible senior notes that matured on December 15, 2008 were dilutive for the three months ended March 31, 2008.
     The following table summarizes the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2009	2008
Net income (loss) applicable to common shares	$(38,443)	$7,628
Impact of assumed convertible debt conversion, net of tax	—	120
Impact of assumed Series D Preferred Stock conversions:
Series D-3 Preferred Stock dividends	—	280
Fair value adjustment of Series D-3 Preferred Stock redemption feature	—	(371)

Net income (loss) after impact of assumed convertible debt and preferred stock conversions	$(38,443)	$7,657

Weighted average number of common shares outstanding	99,743	93,969
Effect of dilutive stock awards	—	2,302
Effect of convertible debt conversion	—	1,676
Effect of assumed Series D Preferred Stock conversions:
Series D-3 Preferred Stock conversion	—	1,014

Weighted average number of diluted common shares outstanding	99,743	98,961

Basic and diluted net income (loss) per share	$(0.39)	$0.08

(8) Notes Payable, Long-term Debt and Lease Obligations

	March 31,	December 31,
Obligations (in thousands)	2009	2008
$100.0 million revolving line of credit	$98,000	$66,000
Term loan facility	115,625	120,313
Bridge loan	40,816	40,816
Amended and restated subordinated seller note	35,000	35,000
Subordinated seller note	2,840	10,000
Facility lease obligation	4,509	4,610
Equipment capital leases and other notes payable	12,452	15,170

Total	309,242	291,909
Current portion of notes payable, long-term debt and lease obligations	(70,389)	(38,399)

Non-current portion of notes payable, long-term debt and lease obligations	$238,853	$253,510

     Revolving Line of Credit and Term Loan Facilities. The Company, its subsidiary, ION International S.à r.l. (“ION Sàrl), and certain of the Company’s domestic and other foreign subsidiaries (as guarantors) are parties to a $100.0 million amended and restated revolving credit facility and a $125.0 million term loan facility under the terms of its amended credit agreement with its commercial bank lenders (the “Amended Credit Agreement”). The Company entered into the revolving credit facility to provide additional flexibility for the Company’s international capital needs by not only permitting non-U.S. borrowings by ION Sàrl under the facility but also providing the Company and ION Sàrl the ability to borrow in alternative currencies. Under the terms of the Amended Credit Agreement, up to $60.0 million (or its equivalent in foreign currencies) is available for borrowings by ION Sàrl and up to $75.0 million is available for borrowings by the Company; however, the total level of outstanding borrowings under the revolving credit facility may not exceed $100.0 million. The term loan indebtedness was borrowed in September 2008 to fund a portion of the cash consideration for the ARAM acquisition.
     The interest rate on borrowings under the Amended Credit Facility is, at the Company’s option, (i) an alternate base rate (either the prime rate of HSBC Bank USA, N.A., or a federals funds effective rate plus 0.50%, plus an applicable interest margin) or (ii) for eurodollar borrowings and borrowings in euros, pounds sterling or Canadian dollars, a LIBOR-based rate, plus an applicable interest margin. The amount of the applicable interest margin is determined by reference to a leverage ratio of total funded debt to consolidated EBITDA for the four most recent trailing fiscal quarters. The interest rate margins range from 2.875% to 4.0% for alternate base rate borrowings, and from 3.875% to 5.0% for eurodollar borrowings. As of March 31, 2009, $115.6 million in outstanding term loan indebtedness under the Amended Credit Facility accrued interest at a LIBOR-based interest rate of 6.5% per annum, while $98.0 million in total outstanding revolving credit indebtedness under the Amended Credit Facility that accrued interest using the LIBOR-based interest rate of 5.5% per annum. The average effective interest rates for the quarter ended March 31, 2009 under the LIBOR-based rates for the term loan indebtedness and the Amended Credit Facility were 6.2% and 5.3%, respectively.
     The Amended Credit Agreement contains covenants that restrict the Company, subject to certain exceptions, from:
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
     At March 31, 2009, the Company was in compliance with all covenants under the Amended Credit Facility. If the Company’s operating results meet or exceed the Company’s operating plan for 2009, which was approved by the Board early in 2009, the Company would expect to remain in compliance with its financial covenants during 2009. However, based upon the Company’s first quarter results and current operating forecast for the remainder of 2009, it is probable that, without undertaking any mitigating actions, on September 30, 2009 the Company will not be in compliance with certain of its debt covenants. The Company’s failure to comply with such covenants would result in an event of default under the Amended Credit Facility, as well as any other loans that contain cross-default provisions, that, if not cured or waived, could have a material adverse effect on its financial condition, results of operations, or debt service capability. The Company is currently working with its banking group to amend the financial covenants under the Amended Credit Facility so that the Company will remain in compliance with its financial covenants. There can be no assurance that the Company will be able to obtain any such amendments or similar concessions, in which case the Company would likely seek to take further action to reduce costs or to obtain new secured debt, unsecured debt or equity financing. In addition, there can be no assurance that new debt or equity financing would be available on terms acceptable to the Company or at all. In the event that the Company amends the Amended Credit Facility or obtain new financing, the Company may incur up-front fees and higher interest costs. In addition, terms of such an amendment may be less favorable to the Company than those currently in the Amended Credit Facility.
     The $125.0 million original principal amount of term loan indebtedness borrowed under the Amended Credit Facility is subject to scheduled quarterly amortization payments of $4.7 million per quarter until December 31, 2010. On December 31, 2010, the quarterly principal amortization increases to $6.3 million per quarter until December 31, 2012, when the quarterly principal amortization amount increases to $9.4 million for each quarter until maturity on September 17, 2013. The term loan indebtedness matures on September 17, 2013, but the terms of the Amended Credit Facility allow the administrative agent to accelerate the maturity date to a date that is six months prior to the maturity date of additional debt financing that the Company may incur to refinance certain indebtedness incurred in connection with the ARAM acquisition.
     The Amended Credit Facility contains customary events of default provisions (including an event of default upon any “change of control” event affecting the Company), the occurrence of which could lead to an acceleration of ION’s obligations under the Amended Credit Facility.
     The Amended Credit Facility includes a $35.0 million sub-limit for the issuance of documentary and stand-by letters of credit, of which $1.6 million was outstanding at March 31, 2009. As of March 31, 2009, $115.6 million in term loan indebtedness and $98.0 million in revolving credit indebtedness were outstanding under the Amended Credit Facility. As of April 28, 2009, the Company had available $0.4 million of additional revolving credit borrowing capacity that can be used only to fund additional letters of credit under the Amended Credit Facility.
     The obligations of the Company and ION Sàrl under the Amended Credit Facility are guaranteed by certain domestic and foreign subsidiaries of the Company and are secured by security interests in stock of the domestic guarantors and certain first-tier foreign subsidiaries, and by substantially all of the Company’s other assets and those of the guarantors. The obligations of ION Sàrl and the foreign guarantors are secured by security interests in all of the stock of the foreign guarantors and the domestic guarantors, and substantially all of the Company’s assets and the other assets of the foreign guarantors and the domestic guarantors.
     Bridge Loan. On December 30, 2008, the Company and certain of its domestic subsidiaries (as guarantors) entered into a Bridge Loan Agreement with Jefferies Finance LLC (“Jefferies”). Under the Bridge Loan Agreement, the Company borrowed $40.8 million in unsecured indebtedness (the “Bridge Loan”) to refinance outstanding short-term indebtedness (that had been scheduled to mature on December 31, 2008), which the Company had borrowed from Jefferies, in connection with the completion of the ARAM acquisition in September 2008. The maturity date of the Bridge Loan is January 31, 2010.

     The Company agreed in the Bridge Loan Agreement to pay the lenders thereunder (i) on June 30, 2009, a non-refundable initial duration fee in an amount equal to 3.0% of the total principal amount of the Bridge Loan outstanding (if any) on such date, and (ii) on September 30, 2009, a non-refundable additional duration fee in an amount equal to 2.0% of the total principal amount of the Bridge Loan outstanding (if any) on such date. Interest on the Bridge Loan is payable monthly on the last day of each month that the Bridge Loan remains outstanding, and at the maturity date of the Bridge Loan. The Bridge Loan bears interest at a rate equal to the sum of (i) the one-month LIBO rate plus (ii) 13.25% per annum; the LIBO rate is defined as the London interbank rate appearing on the Reuters BBA Libor Rates Page 3750 or 1.75%, whichever is greater. If the LIBO rate cannot then be determined or otherwise is unavailable, the interest rate will be equal to the sum of (x) the “alternate base rate” plus (y) 12.25%; the alternate base rate will be equal to the greatest of the prime rate of (a) HSBC Bank USA, N.A., (b) a federal funds rate plus 1/2 of 1% and (c) 2.75%. Unless the Bridge Loan is in default, the interest rate on the Bridge Loan shall neither be less than 15.0% nor greater than 17.0% per annum. If the Bridge Loan is in default, default interest will accrue (and be payable on demand) at a rate of 4.0% above the then-current interest rate in effect under the Bridge Loan. At March 31, 2009, the annual interest rate on the Bridge Loan Agreement was 15.0%. However, the probable non-refundable duration fees are being accrued for over the term of the Bridge Loan until its maturity. As a result, interest on the Bridge Loan was accrued for at the annual rate of 20.0% for the three months ended March 31, 2009.
     The Company’s representations and warranties, affirmative covenants, negative covenants and financial covenants and the events of default contained in the Bridge Loan Agreement are substantially the same as those contained in the Amended Credit Agreement; as a result, the previous discussion regarding compliance with covenants under the Amended Credit Facility is also applicable to the covenants under the Bridge Loan Agreement.
     Amended and Restated Subordinated Seller Note. As part of the purchase price for the ARAM acquisition, ION Sub issued an unsecured senior promissory note (“the Senior Seller Note”) to one of the selling shareholders of ARAM. The outstanding principal and accrued interest under the Senior Seller Note was to be due and payable upon the earlier to occur of (x) September 18, 2009 and (y) the date that a cash amount equal to $35.0 million, plus a specified amount of interest were deposited into an escrow account established for the purpose of funding certain post-closing purchase price adjustments and indemnities related to the acquisition.
     On December 30, 2008, in connection with the other refinancing transactions described above, the terms of the Senior Seller Note were amended and restated in an Amended and Restated Subordinated Promissory Note dated December 30, 2008 (“the Amended and Restated Subordinated Note”) issued to Maison Mazel Ltd., the same selling shareholder of ARAM. The principal amount of the Amended and Restated Subordinated Note is $35.0 million and its maturity date was extended to September 17, 2013. The Company also entered into a guaranty dated December 30, 2008, whereby the Company guaranteed on a subordinated basis ION Sub’s repayment obligations under the Amended and Restated Subordinated Note. Interest on the outstanding principal amount under the Amended and Restated Subordinated Note accrues at the rate of fifteen percent (15%) per annum, and is payable quarterly. The first interest payment of $2.3 million was made on March 31, 2009.
     The terms of the Amended and Restated Subordinated Note provide that the particular covenants contained in the Amended Credit Agreement (or in any successor agreement or instrument) that restrict the Company’s ability to incur additional indebtedness will be incorporated into the Amended and Restated Subordinated Note. However, under the Amended and Restated Subordinated Note, neither Maison Mazel Ltd. nor any other holder of the Amended and Restated Subordinated Note will have a separate right to consent to or approve any amendment or waiver of the covenant as contained in the Amended Credit Facility.
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
          The indebtedness under the Amended and Restated Subordinated Note is subordinated to the prior payment in full of the Company’s “Senior Obligations,” which is defined in the Amended and Restated Subordinated Note as the principal, premium (if any), interest and other amounts that become due in connection with:
•	the Company’s obligations under the Amended Credit Facility,

•	the Company’s obligations under the Bridge Loan Agreement,

•	the Company’s liabilities with respect to capital leases and obligations under its facility sale-leaseback facility that qualify as a “Sale/Leaseback Agreement” (as that term is defined in the Amended Credit Agreement),

•	guarantees of the indebtedness described above, and

•	debentures, notes or other evidences of indebtedness issued in exchange for, or in the refinancing of, the Senior Obligations described above, or any indebtedness arising from the payment and satisfaction of any Senior Obligations by a guarantor.
     Subordinated Seller Note. As part of the purchase price for the ARAM acquisition in September 2008, ION Sub also had issued to Maison Mazel, one of the selling shareholders of ARAM, a $10.0 million original principal amount unsecured promissory note (the “Subordinated Seller Note”). In connection with transactions that occurred in December 2008, the obligations of ION Sub and the Company under the Subordinated Seller Note and related guaranty were terminated and extinguished in exchange for the Company’s assignment to Maison Maizel of the Company’s rights to a Canadian federal income tax refund (the “Refund Claim”). However, while the indebtedness under this note was legally extinguished, the liability for financial accounting purposes could not be extinguished on the Company’s balance sheet and was included as short-term debt. As of March 31, 2009, approximately $7.2 million of the Refund Claim had been received and credited against the liability evidenced by the Subordinated Seller Note on the Company’s consolidated balance sheet as of that date. The remaining income tax refund is reflected on the balance sheet (netted against the income taxes payable) at March 31, 2009.
(9) Cumulative Convertible Preferred Stock
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
     Dividends on the shares of Series D Preferred Stock must be paid in cash on a quarterly basis. Dividends are payable at a rate equal to the greater of (i) 5% per annum or (ii) the three month LIBOR rate on the last day of the immediately preceding calendar quarter plus 2 1/2% per annum. The Series D Preferred Stock dividend rate was 5.0% at March 31, 2009.
     Under the Fletcher Agreement, if a 20-day volume-weighted average trading price per share of the Company’s common stock fell below $4.4517 (the “Minimum Price”), the Company was required to deliver a notice (the “Reset Notice”) to Fletcher. On November 28, 2008, the volume-weighted average trading price per share of the Company’s common stock on the New York Stock Exchange for the previous 20 trading days was calculated to be $4.328, and the Company delivered the Reset Notice to Fletcher in accordance with the terms of the Fletcher Agreement. In the Reset Notice, the Company elected to reset the conversion prices for the Series D Preferred Stock to the Minimum Price ($4.4517 per share), and Fletcher’s rights to redeem the Series D Preferred Stock were terminated. The adjusted conversion price resulting from this election was effective on November 28, 2008.
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
(10) Income Taxes
     The Company maintains a valuation allowance for a significant portion of its U.S. deferred tax assets. The valuation allowance is calculated in accordance with the provisions of SFAS 109, “Accounting for Income Taxes,” which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. In the event that the Company’s 2009 operating results are different than currently expected or the amendments to the Company’s credit facility as discussed in Note 1 “— Basis of Presentation and Overview” do not occur, an additional valuation allowance may be required to be established on the Company’s existing unreserved U.S. deferred tax assets, which total $15.8 million at March 31, 2009. These existing unreserved U.S. deferred tax assets are currently considered to be “more likely than not” realized. The Company’s effective tax rates for the three months ended March 31, 2009 and 2008 were 27.1% (benefit on a loss) and 19.4% (provision on income), respectively. The increase in the Company’s effective tax rate during the three months ended March 31, 2009 related primarily to the tax benefit on the impairment of intangible assets, which is taxed at 29%. The inclusion of this benefit at the higher rate increased the Company’s overall tax rate benefit for the quarter.
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
(11) Comprehensive Net Income (Loss)
     The components of comprehensive net income (loss) are as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Net income (loss) applicable to common shares	$(38,443)	$7,628
Foreign currency translation adjustment	(3,405)	(334)

Comprehensive net income (loss)	$(41,848)	$7,294

(12) Stock-Based Compensation
     The Company calculated the fair value of each option award on the date of grant and each stock appreciation right award using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

	Three Months Ended March 31,
	2009	2008
Risk-free interest rates	1.6% – 1.9%	2.5%
Expected lives (in years)	4.7	5.0
Expected dividend yield	0%	0%
Expected volatility	86.3% – 87.7%	48.5%
     The computation of expected volatility during the three months ended March 31, 2009 and 2008 was based on an equally weighted combination of historical volatility and market-based implied volatility. Historical volatility was calculated from historical data for a period of time approximately equal to the expected term of the option award, starting from the date of grant. Market-based implied volatility was derived from traded options on the Company’s common stock having a term of nine months. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.
(13) Commitments and Contingencies
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
     Warranties. The Company generally warrants that all of its manufactured equipment will be free from defects in workmanship, materials and parts. Warranty periods generally range from 30 days to three years from the date of original purchase, depending on the product. The Company provides for estimated warranty as a charge to cost of sales at time of sale, which is when estimated future expenditures associated with such contingencies become probable and reasonably estimated. However, new information may become available, or circumstances (such as applicable laws and regulations) may change, thereby resulting in an increase or decrease in the amount required to be accrued for such matters (and therefore a decrease or increase in reported net income in the period of such change). Additionally, as warranties expire, any remaining estimated warranty cost is credited to the income statement and would reduce the cost of products. A summary of warranty activity is as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Balance at beginning of period	$10,526	$13,439
Accruals for warranties issued, net of the release of expired warranties during the period	(541)	1,389
Settlements made (in cash or in kind) during the period	(442)	(1,643)

Balance at end of period	$9,543	$13,185

(14) Concentration of Credit and Foreign Sales Risks
     At March 31, 2009, approximately $20.5 million of the Company’s accounts receivable (approximately 20.2% of the Company’s total accounts receivable at that date) were attributable to marine equipment sales to a single customer, Reservoir Exploration Technology ASA. The loss of this customer, a deterioration in the Company’s relationship with this customer or the inability of this customer to pay the receivable on a timely basis, or at all, could have a material adverse effect on the Company’s results of operations and financial condition.
     The majority of the Company’s foreign sales are denominated in U.S. dollars. Product revenues are allocated to geographical locations on the basis of the ultimate destination of the equipment, if known. If the ultimate destination of such equipment is not known, product revenues are allocated to the geographical location of initial shipment. Service revenues related primarily to the ION Solutions division are allocated based upon the billing location of the customer. For the three months ended March 31, 2009 and

2008, international sales comprised 53% and 58%, respectively, of total net revenues. For the three months ended March 31, 2009, the Company recognized $15.7 million of sales to customers in Europe, $16.2 million of sales to customers in the Asia-Pacific region, $8.4 million of sales to customers in the Middle East, $7.0 million of sales to customers in Latin American countries, $2.0 million of sales to customers in the Commonwealth of Independent States, or former Soviet Union (CIS) and $7.1 million of sales to customers in Africa. In recent years, the CIS and certain Latin American countries have experienced economic problems and uncertainties. However, given the recent market downturn, more countries and areas of the world have also begun to experience economic problems and uncertainties. To the extent that world events or economic conditions negatively affect the Company’s future sales to customers in these and other regions of the world or the collectibility of the Company’s existing receivables, the Company’s future results of operations, liquidity, and financial condition would be adversely affected.
(15) Recent Accounting Pronouncements
     In September 2008, the FASB issued EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to a Entity’s Own Stock” (EITF 07-5). EITF 07-5 re-evaluates the scope exceptions in SFAS 133 for purposes of determining if an instrument or embedded feature is considered indexed to its own stock and thus qualifies for a scope exception. The provisions for EITF 07-5 are effective for fiscal years beginning after December 15, 2008 with earlier adoption prohibited. The Company adopted EITF 07-5 upon its effective date. The adoption of EITF 07-5 did not have a material impact to the Company’s financial position, results of operation or cash flows.
     In September 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1), which is effective for fiscal years beginning after December 15, 2008. This FSP would require unvested share-based payment awards containing non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be included in the computation of basic earnings per share according to the two-class method. The adoption of FSP EITF 03-6-1 did not have a material impact on the Company’s earnings per share computation.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (SFAS 161). SFAS 161 provides more guidance on disclosure criteria and requires more enhanced disclosures about a company’s derivative and hedging activities. The provisions for SFAS 161 are effective for fiscal years beginning after November 15, 2008 with earlier adoption allowed. The Company adopted SFAS 161 upon its effective date. The adoption of SFAS 161 did not have a material impact on the Company’s financial position, results of operations or cash flows.
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
     Our Current Debt Levels. As a result of the ARAM acquisition, we have increased our indebtedness significantly. As of March 31, 2009, we had outstanding total indebtedness of approximately $309.2 million, including capital lease obligations. Total indebtedness on that date included $115.6 million in borrowings under five-year term indebtedness and $98.0 million in borrowings under our revolving credit facility, in each case incurred under our amended commercial banking credit facility (the “Amended Credit Facility”). We also had as of that date $40.8 million of indebtedness outstanding under a Bridge Loan Agreement, dated as of December 30, 2008 (the “Bridge Loan Agreement”), with Jefferies Finance LLC (“Jefferies”), which indebtedness matures on January 31, 2010. In addition, we had $35.0 million of subordinated indebtedness outstanding under an amended and restated subordinated promissory note (the “Amended and Restated Subordinated Note”) that we issued to one of ARAM’s selling shareholders in exchange for a previous promissory note we had issued to that selling shareholder as part of the purchase price consideration for the acquisition of ARAM.
     As of March 31, 2009 and April 28, 2009, we had available only $0.4 million of additional revolving credit borrowing capacity, which can be used only to fund further letters of credit under the Amended Credit Facility. Our cash and cash equivalents as of April 28, 2009 were approximately $27.0 million compared to $22.7 million at March 31, 2009. Based on our forecasts and our liquidity requirements for the near term future, we believe that the combination of our projected internally generated cash and our working capital (including our cash and cash equivalents on hand) will be sufficient to fund our operational needs and our liquidity requirements for at least the next twelve months.
     We intend to pay or refinance the Bridge Loan Agreement scheduled to mature on January 31, 2010 (see further discussion at Note 8 “— Notes Payable, Long-Term Debt and Lease Obligations” of the Notes to the Unaudited Condensed Consolidated Financial Statements), and are continuing to explore methods to accomplish the re-financing. Our ability to obtain any refinancing, including any additional debt financing, whether through the issuance of new debt securities or otherwise, and the terms of any such financing are dependent on, among other things, our financial condition, financial market conditions within our industry, credit ratings and numerous other factors. There can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time, if at all. If we are unable to obtain financing on terms and within a timeframe acceptable to us and we are unable to pay the debt as it becomes due, we could be in default under our debt instruments and agreements, which could have a material adverse effect on our operations, financial condition, ability to compete or ability to comply with regulatory requirements. Any such defaults, if not rescinded or cured, would have a materially adverse effect on our operations, financial condition and cash flows. See “— Liquidity and Capital Resources — Sources of Capital” below and Part II, Item 1A — “Risk Factors” below.
     At March 31, 2009, we were in compliance with all of our covenants under the Amended Credit Facility and the Bridge Loan Agreement. If our operating results meet or exceed our operating plan for 2009, which was approved by the Board early in 2009, we would expect to remain in compliance with our financial covenants during 2009. However, based upon our first quarter results and our current operating forecast for the remainder of 2009, it is probable that, without undertaking any mitigating actions, on September 30, 2009 we will not be in compliance with certain of our debt covenants. Our failure to comply with these covenants would result in an event of default of those loans, as well as any other loans that contain cross-default provisions, that, if not cured or waived, could have a material adverse effect on our financial condition, results of operations, and debt service capability. We are currently working with our banking group to amend those covenants under the Amended Credit Facility. We expect to complete the amendment process by the end of the second quarter. See “— Liquidity and Capital Resources — Sources of Capital — Meeting our Liquidity Requirements” below.
     Economic and Credit Market Conditions. Demand for our products and services is cyclical and substantially dependent upon activity levels in the oil and gas industry, particularly our customers’ willingness and ability to expend their capital for oil and natural gas exploration and development projects. This demand is highly sensitive to current and expected future oil and natural gas prices.
     The current global financial crisis, which has contributed, among other things, to significant reductions in available capital and liquidity from banks and other providers of credit, has resulted in the worldwide economy entering into a recessionary period, which may be prolonged and severe. Oil prices have been highly volatile in recent periods, increasing to record levels in the second quarter of 2008 and then sharply declining thereafter, falling by approximately $100 per barrel. Due to oversupplies of natural gas, prices for natural gas at the Henry Hub interconnection point in Louisiana are 75% below the July 2008 price of $13.31 per mmBtu, the lowest price since 2002. These conditions have sharply curtailed demand for exploration activities in North America. The uncertainty surrounding future economic activity levels and the tightening of credit availability have resulted in decreased sales for several of our businesses. Our land seismic equipment businesses in North America and Russia have been particularly adversely affected.
     Our seismic contractor customers and the E&P companies that are users of our products, services and technology have generally reduced their capital spending. We expect that exploration and production expenditures continue to be constrained to the extent E&P companies and seismic contractors are limited in their access to the credit markets as a result of further disruptions in, or more conservative lending practices in, the credit markets. There continues to be significant uncertainty about future activity levels and the impact on our businesses.
     We are in a down cycle for sales of our products and services that we believe will likely last through the remainder of 2009, with an expected recovery starting sometime in 2010, depending on the depth and length of the current downturn. Furthermore, our seismic contractor customers and the E&P companies that are users of our products, services and technology have generally reduced their capital spending.
     While the current global recession and the decline in oil and gas prices have slowed demand for our products and services in the near term, we believe that our industry’s long-term prospects are favorable because of the declining rates in oil and gas production and the relatively small number of new discoveries of oil and gas reserves. We believe that technology that adds a competitive advantage through cost reductions or improvements in productivity will continue to be valued in our marketplace, even in the current difficult market. For example, we believe that our new technologies, such as FireFly, DigiFIN™ and Orca®, will continue to attract interest from our customers because those technologies are designed to deliver improvements in image quality within more productive delivery systems. We have adjusted much of our sales efforts for our ARIES® land seismic systems from North America to international sales channels (other than Russia). In late 2008, we announced the commercialization of our ARIES II™ system, which we believe will provide more flexibility for users.
     In addition, we believe the long-term prospects for the exploration and production industry and our company remain fundamentally positive. International oil companies (IOCs) continue to have difficulty accessing new sources of supply, partially as a result of the growth of national oil companies. This situation is also affected by increasing environmental issues, particularly in North America, where companies may be denied access to some of the most promising onshore and offshore exploration opportunities. It is estimated that approximately 85%-90% of the world’s reserves are controlled by national oil companies, which increasingly prefer to develop resources on their own or by working directly with the oil field services and equipment providers. These dynamics often prevent capital, technology and project management capabilities from being optimally deployed on the best exploration and production opportunities, which results in global supply capacity being less than it otherwise might be. As a consequence, the pace of new supply additions may be insufficient to keep up with demand once the global recession ends.
     In response to this downturn, we have taken measures to further reduce operating costs in our businesses. We expect that 2009 will prove to be a challenging year for our North America and Russia land systems and vibroseis truck sales. In addition, we have slowed our capital spending, including investments for our multi-client data library, and are projecting capital expenditures for 2009 at $75 million to $85 million compared with $127.9 million for the comparable period in 2008. Of that total, we expect to spend approximately $70 million to $80 million on investments in our multi-client data library during 2009, and we anticipate that a majority of this investment will be underwritten by our customers. To the extent our customers’ commitments do not reach an acceptable level of pre-funding, the amount of our anticipated investment could significantly decline. The remaining sums are expected to be funded from internally generated cash.
     Through a variety of other resources, we are continuing to explore ways to reduce our cost structure. We have taken a deliberate approach to analyzing product and service demand in our business and are taking a more conservative approach in offering extended financing terms to our customers. To date, our most significant cost reduction has related to reduced headcount. In the fourth quarter of 2008 through the first quarter of 2009, we reduced our headcount by 319 positions, or approximately 21% of our employee headcount, in order to adjust to the expected lower levels of activity. Including all contractors and employees, we reduced our headcount by 424 positions, or 23%. In April 2009, we also initiated a salary reduction program that reduced employee salaries. The salary reductions reduced affected employees’ annual base salaries by 12% for our chief executive officer, chief operating officer and chief financial officer, 10% for all other executives and senior management, and 5% for most other employees. We have adopted a payment plan whereby employees affected by the salary reduction program may receive a payment in the beginning of 2010 approximately equal to the amount of the salary reduction plus interest if we achieve certain predetermined levels of adjusted EBITDA during 2009 and our Board of Directors determines that our liquidity levels are sufficient to allow the payments. Additionally, our Board elected to implement a 15% reduction in director fees. In addition to the salary reduction program, we suspended our matching contributions to employee 401(k) plan contributions. Based upon these cost reduction initiatives, we currently expect to generate annual savings of approximately $43 million. We have also reduced our research and development spending but will continue to fund strategic programs to position us for the expected recovery in economic activity. Overall, we will give priority to generating cash flow and reducing our cost structure, while maintaining our long-term commitment to continued technology development. Our business is mainly technology-based. We are not in the field crew business, and therefore do not have large amounts of capital and other resources invested in vessels or other assets necessary to support contracted acquisition services, nor do we have large manufacturing facilities. This cost structure gives us the flexibility to rapidly adjust our expense base when downward economic cycles affect our industry. This business model has also allowed us to reduce our annual operating expense by approximately $43 million in a very short period of time. We have focused on rapidly adjusting our headcount to better match the current level of activity, while preserving investment in our longer-term research and development programs. This flexibility should allow us to be better positioned for the expected recovery.
     2009 Developments. Our overall total net revenues of $106.9 million for the three months ended March 31, 2009 decreased $33.3 million, or 23.7%, compared to total net revenues for the three months ended March 31, 2008. Our overall gross profit percentage for the first quarter of 2009 decreased to 31.5% compared to 34.5% for the first quarter of 2008. In the first quarter of 2009, we recorded a loss from operations of ($44.6) million, including the impairment of intangible assets charge of $38.0 million, compared to $10.3 million income from operations for the first quarter of 2008.
     Developments to date in 2009 include the following:
•	In January 2009, we announced our first commercial delivery of a multi-thousand station FireFly system equipped with digital, full-wave VectorSeis sensors. The deployment in the second quarter of 2009 of our first commercialized FireFly system will occur in a producing hydrocarbon basin containing reservoirs that have proven difficult to image with conventional seismic techniques.

•	In March 2009, we announced that we had signed an agreement with The Polarcus Group of Companies for the provision of seismic data processing services. Under the agreement, we will provide hardware, software and geophysicists in order to support a seismic project’s entire imaging lifecycle, from the vessel to an onshore data processing center.

•	In April 2009, we announced that a 6,100 station FireFly system will be utilized by BP America Production Company to undertake two high channel count, multicomponent (full-wave) seismic acquisition programs in northeast Texas. The projects are expected to begin in May 2009 and be completed by the end of the year.

•	In April 2009, we announced the first commercial sale of our cable-based ARIES II seismic recording platform to one of the world’s largest geophysical services providers. The sale includes two 5,000 channel ARIES II recording systems that the customer plans to deploy on upcoming, high-channel count seismic surveys.

•	In May 2009, we announced that an 8,000 station FireFly system will be utilized by Compania Mexicana de Exploraciones (Comesa), an oilfield services company majority owned by PEMEX, the national oil company of Mexico, on three projects in Mexico.

     Key Financial Metrics. The following table provides an overview of key financial metrics for our company as a whole and our four business segments during the three months ended March 31, 2009, compared to those periods one year ago (in thousands, except per share amounts):

			Comparable
	Three Months Ended		Quarter
	March 31,		Increase
	2009	2008	(Decrease)
Net revenues:
Land Imaging Systems	$34,182	$49,888	(31.5%)
Marine Imaging Systems	18,453	34,488	(46.5%)
Data Management Solutions	7,246	9,166	(20.9%)

Total ION Systems Division	59,881	93,542	(36.0%)
ION Solutions Division	47,009	46,617	0.8%

Total	$106,890	$140,159	(23.7%)

Income (loss) from operations:
Land Imaging Systems	$(4,747)	$3,295	(244.1%)
Marine Imaging Systems	2,761	10,001	(72.4%)
Data Management Solutions	4,430	5,208	(14.9%)

Total ION Systems Division	2,444	18,504	(86.8%)
ION Solutions Division	5,206	6,227	(16.4%)
Corporate	(14,182)	(14,436)	1.8%
Impairment of intangible assets	(38,044)	—	(100.0%)

Total	$(44,576)	$10,295	(533.0%)

Net income (loss) applicable to common shares	$(38,443)	$7,628

Basic and diluted net income (loss) per share	$(0.39)	$0.08
     We intend the following discussion of our financial condition and results of operations will provide information that will assist in understanding our consolidated financial statements, the changes in certain key items in those financial statements from quarter to quarter, and the primary factors that accounted for those changes. Our results of operations and financial condition as of and for the three months ended March 31, 2009 have been affected by our acquisition of ARAM on September 18, 2008, which may affect the comparability of certain of the financial information contained in this Form 10-Q.
     There are a number of factors that could impact our future operating results and financial condition, and may, if realized, cause our expectations set forth in this Form 10-Q and elsewhere to vary materially from what we anticipate. See Item 1A. “Risk Factors” below.
     The information contained in this Quarterly Report on Form 10-Q contains references to our trademarks, service marks and registered marks, as indicated. Except where stated otherwise or unless the context otherwise requires, the terms “VectorSeis,” “GATOR,” “Scorpion,” “SPECTRA,” “Orca,” “ARAM” and “FireFly” refer to our VectorSeis®, GATOR®, Scorpion®, SPECTRA®, Orca®, ARAM® and FireFly® registered marks, and the terms “BasinSPAN,” “DigiFIN,” “DigiSTREAMER” and “ARIES II” refers to our BasinSPAN™, DigiFIN™, DigiSTREAMER™ and ARIES II™ trademarks and service marks.
Results of Operations
     Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
     Net Revenues. Net revenues of $106.9 million for the three months ended March 31, 2009 decreased $33.3 million, or 23.7%, compared to the corresponding period last year. Land Imaging Systems’ net revenues decreased by $15.7 million, to $34.2 million compared to $49.9 million in the corresponding period of last year. This decrease related mainly to the continued decreased market demand in North America and Russia for land seismic equipment. Marine Imaging Systems’ net revenues for the three months ended March 31, 2009 decreased by $16.0 million to $18.5 million compared to $34.5 million in the corresponding period of last year, principally due to the timing of new marine vessels being introduced into the market. This decrease was partially offset by multiple sales of our DigiFIN system. Revenues from our Data Management Solutions segment (our Concept Systems subsidiary) of $7.2 million for the first quarter of 2009 decreased from the $9.2 million in revenues for the corresponding period of last year. This decrease was due entirely to the effect of foreign currency exchange rate fluctuations compared to a year ago. Converting those revenues to Data Management Solutions’ domestic currency of British Pounds Sterling, revenues for the first quarter of 2009 increased £0.4 million compared to the first quarter of 2008.
     Our ION Solutions division’s net revenues slightly increased by $0.4 million, to $47.0 million for the three months ended March 31, 2009, compared to $46.6 million in the corresponding quarter of 2008. The results for the first quarter of 2009 reflected increases in data processing service revenues.
     Gross Profit and Gross Profit Percentage. Gross profit of $33.7 million for the three months ended March 31, 2009 decreased $14.7 million, compared to the corresponding period last year. Gross profit percentages for the three months ended March 31, 2009 and 2008 were 31.5% and 34.5%, respectively. The decrease in gross margin occurred primarily in our Land Imaging Systems division and is principally due to increased amortization expense related to ARAM’s acquired intangibles. We experienced higher margin sales in our Data Management Solutions segment. ION Solutions segment’s gross profit percentage remained stable, while the Marine Imaging Systems business segment showed a slight decrease in margins primarily due to product mix sold for the quarter.
     Research, Development and Engineering. Research, development and engineering expense was $11.5 million, or 10.7% of net revenues, for the three months ended March 31, 2009, a decrease of $0.7 million compared to $12.2 million, or 8.7% of net revenues, for the corresponding period last year. The decrease was due primarily to decreased salary and payroll expenses related to our reduced headcount and lower contractor fees due to the focus on cost reduction during the current market downturn. Based upon the recently initiated restructuring programs, we expect to incur lower costs related to our research, development and engineering efforts than in prior periods as mentioned in Item 2. “— Executive Summary” above.
     Marketing and Sales. Marketing and sales expense of $9.8 million, or 9.1% of net revenues, for the three months ended March 31, 2009 decreased $1.4 million compared to $11.2 million, or 8.0% of net revenues, for the corresponding period last year. The decrease in our sales and marketing expenditures reflects decreased salary and payroll expenses related to our reduced headcount, a decrease in travel expenses as part of our cost reduction measures and a decrease in conventions, exhibits and advertising expenses related to cost reduction measures and the timing of the expenses throughout the year. Based upon the recently initiated restructuring programs, we expect to incur lower costs related to our marketing and sales efforts than in prior periods as mentioned in Item 2. “— Executive Summary” above.
     General and Administrative. General and administrative expenses of $19.0 million for the three months ended March 31, 2009 increased $4.2 million compared to $14.8 million for the first quarter of 2008. General and administrative expenses as a percentage of net revenues for the three months ended March 31, 2009 and 2008 were 17.8% and 10.5%, respectively. The increase in general and administrative expense reflects the inclusion of ARAM’s expenses in 2009, severance charges related to the recent reductions in headcount and increased bad debt expenses. Based upon the recently initiated restructuring programs, we expect to incur lower costs related to our general and administrative activities than in prior periods as mentioned in Item 2. “— Executive Summary” above.
     Impairment of Intangible Assets. At March 31, 2009, we further evaluated our intangible assets for potential impairment. Based upon our evaluation and given the current market conditions, we determined that approximately $38.0 million of proprietary technology and customer relationships (written off entirely) related to ARAM acquired intangibles were impaired. In the fourth quarter of 2008, we recorded an impairment charge of $10.1 million related to ARAM’s customer relationships, trade name and non-compete agreements. After considering these impairments, our net book value associated with ARAM’s acquired intangibles is $32.9 million at March 31, 2009 and has a remaining weighted average life of 6.9 years.
     Interest Expense. Interest expense of $7.4 million for the three months ended March 31, 2009 increased $6.9 million compared to $0.5 million for the first quarter of 2008. The increase is due to the higher levels of indebtedness and the higher effective interest rate of the Bridge Loan Agreement that we incurred in connection with our acquisition of ARAM combined with increased revolver borrowings of $98.0 million. See “— Liquidity and Capital Resources — Sources of Capital” below. Because of these increased levels of borrowed indebtedness, our interest expense will continue to be significantly higher in 2009 than we experienced in prior years.

     Income Tax Expense (Benefit). Income tax benefit for the three months ended March 31, 2009 was ($14.0) million compared to income tax expense of $2.1 million for the three months ended March 31, 2008. We continue to maintain a valuation allowance for a significant portion of our U.S. federal net deferred tax assets. Our effective tax rates for the three months ended March 31, 2009 and 2008 were 27.1% (benefit on a loss) and 19.4% (provision on income), respectively. The increase in our effective tax rate relates primarily to the tax benefit related to the further impairment of intangible assets (discussed above), which is taxed at 29%. The inclusion of this benefit at the higher rate increased the overall effective tax rate for the quarter. See Note 10 “— Income Taxes” of Part I, Item 1 of this Form 10-Q.
     Preferred Stock Dividends. The preferred stock dividend relates to our Series D Preferred Stock that we issued in February 2005, December 2007 and February 2008. Quarterly dividends must be paid in cash. Dividends are paid at a rate equal to the greater of (i) 5% per annum or (ii) the three month LIBOR rate on the last day of the immediately preceding calendar quarter plus 2 1/2% per annum. All dividends paid to date on the Series D Preferred Stock have been paid in cash. The Series D Preferred Stock dividend rate was 5.0% at March 31, 2009.
Liquidity and Capital Resources
Sources of Capital
     Our cash requirements include our working capital requirements, debt service payments, dividend payments on our preferred stock, acquisitions and capital expenditures. In recent years, our primary sources of funds have been cash flow from operations, existing cash balances, equity issuances and our revolving credit facility (see “ — Revolving Line of Credit and Term Loan Facilities” below).
     During the latter half of 2008, we amended our credit facilities and incurred additional debt in connection with the ARAM acquisition. As of March 31, 2009, our outstanding credit facilities and debt consisted of:
•	Our Amended Credit Facility, comprised of:
•	An amended revolving line of credit sub-facility; and

•	A $125.0 million original principal amount term loan;
•	A $40.8 million bridge term loan agreement with Jefferies Finance LLC (“Jefferies”); and

•	The $35.0 million Amended and Restated Subordinated Promissory Note.
     Revolving Line of Credit and Term Loan Facilities. In July 2008, we, ION Sàrl, and certain of our domestic and other foreign subsidiaries (as guarantors) entered into a $100 million amended and restated revolving credit facility under the terms of our amended credit agreement with our commercial bank lenders (the “Amended Credit Agreement”). This amended and restated revolving credit facility provided us with additional flexibility for our international capital needs by not only permitting borrowings by ION Sàrl under the facility but also providing us and ION Sàrl the ability to borrow in alternative currencies.
     Under the terms of the Amended Credit Agreement, up to $60.0 million (or its equivalent in foreign currencies) is available for non-U.S. borrowings by ION Sàrl and up to $75.0 million is available for domestic borrowings; however, the total level of outstanding borrowings under the revolving credit facility cannot exceed $100.0 million. The Amended Credit Agreement includes provisions for an accordion feature, under which the total lenders’ commitments under the Amended Credit Agreement could be increased by up to $50.0 million, subject to the satisfaction of certain conditions.
     On September 17, 2008, we added a new $125.0 million term loan sub-facility under the Amended Credit Agreement, and borrowed $125.0 million in term loan indebtedness and $72.0 million under the revolving credit sub-facility to fund a portion of the cash consideration for the ARAM acquisition.
     The interest rate on borrowings under our Amended Credit Facility is, at our option, (i) an alternate base rate (either the prime rate of HSBC Bank USA, N.A., or a federals funds effective rate plus 0.50%, plus an applicable interest margin) or (ii) for eurodollar borrowings and borrowings in euros, pounds sterling or Canadian dollars, a LIBOR-based rate, plus an applicable interest margin. The amount of the applicable interest margin is determined by reference to a leverage ratio of total funded debt to consolidated EBITDA for the four most recent trailing fiscal quarters. The interest rate margins range from 2.875% to 4.0% for alternate base rate borrowings, and from 3.875% to 5.0% for eurodollar borrowings. As of March 31, 2009, $115.6 million in term loan indebtedness under the Amended Credit Facility accrued interest using the LIBOR-based interest rate of 6.2% per annum, while $98.0 million in total revolving credit indebtedness under the Amended Credit Facility accrued interest using the LIBOR-based interest rate of 5.5% per annum. The average effective interest rate for the quarter ended March 31, 2009 under the LIBOR-based rates for the term loan indebtedness and the Amended Credit Facility was 6.2% and 5.3%, respectively.
     The Amended Credit Agreement contains covenants that restrict us, subject to certain exceptions, from:
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
     Revolving credit borrowings under the Amended Credit Facility are available to fund our working capital needs, to finance acquisitions, investments and share repurchases and for general corporate purposes. In addition, the Amended Credit Facility includes a $35.0 million sub-limit for the issuance of documentary and stand-by letters of credit, of which $1.6 million was outstanding at March 31, 2009. Borrowings under the Amended Credit Facility may be prepaid without penalty. As of March 31, 2009, $115.6 million in term loan indebtedness and $98.0 million in revolving credit indebtedness were outstanding under the Amended Credit Facility. As of April 28, 2009, we had available only $0.4 million of additional revolving credit borrowing capacity, which can be used only to fund additional letters of credit under the Amended Credit Facility. Our cash and cash equivalents as of April 28, 2009 were approximately $27.0 million compared to $22.7 million at March 31, 2009.
     Borrowings under the revolving credit sub-facility are not subject to a borrowing base. The Amended Credit Facility includes an accordion feature under which the total commitments under the Amended Credit Agreement could be increased by up to $50.0 million, subject to the satisfaction of certain conditions(which are unlikely to be satisfied at the present time). The Amended Credit Facility also permits us to pursue certain sale/leaseback financing in order to finance leases of land seismic data acquisition systems and related equipment to our customers.
     Our obligations and those of ION Sàrl under the Amended Credit Facility are guaranteed by certain of our domestic and foreign subsidiaries. These obligations and guarantees are secured by security interests in stock of our domestic guarantors and certain first-tier foreign subsidiaries, and by substantially all of our other assets.
     Bridge Loan. On December 30, 2008, we and certain of our domestic subsidiaries (as guarantors) entered into a Bridge Loan Agreement with Jefferies Finance LLC (“Jefferies”). Under the Bridge Loan Agreement, we borrowed $40.8 million (the “Bridge Loan”) to refinance outstanding short-term indebtedness (that had been scheduled to mature on December 31, 2008), which we had borrowed from Jefferies Finance CP Funding LLC, an affiliate of Jefferies, under the Senior Increasing Rate Note in connection with the completion of the ARAM acquisition in September 2008.
     The maturity date of the Bridge Loan is January 31, 2010. The Bridge Loan Agreement provides that any lender can assign its interests under the Bridge Loan or sell participations in the Bridge Loan, provided that certain conditions are met.
     Under the Bridge Loan Agreement, we paid Jefferies as administrative agent a non-refundable upfront fee of $2.041 million, representing 5.0% of the principal amount of the Bridge Loan. In addition, we agreed in the Bridge Loan Agreement to pay the lenders thereunder (i) on June 30, 2009, a non-refundable initial duration fee in an amount equal to 3.0% of the total principal amount of the Bridge Loan outstanding (if any) on such date, and (ii) on September 30, 2009, a non-refundable additional duration fee in an amount equal to 2.0% of the total principal amount of the Bridge Loan outstanding (if any) on such date. Interest on the Bridge Loan is payable monthly on the last day of each month that the Bridge Loan remains outstanding, and at the maturity date of the Bridge Loan. The Bridge Loan bears interest at a rate equal to the sum of (i) the one-month LIBO rate plus (ii) 13.25% per annum; the LIBO rate is defined as the London interbank rate appearing on the Reuters BBA Libor Rates Page 3750 or 1.75%, whichever is greater. If the LIBO rate cannot then be determined or otherwise is unavailable, the interest rate will be equal to the sum of (x) the “alternate base rate” plus (y) 12.25%; the alternate base rate will be equal to the greatest of the prime rate of (a) HSBC Bank USA, N.A., (b) a federal funds rate plus 1/2 of 1% and (c) 2.75%. Unless the Bridge Loan is in default, the interest rate on the Bridge Loan shall neither be less than 15.0% nor greater than 17.0% per annum. If the Bridge Loan is in default, default interest will accrue (and be payable on demand) at a rate of 4.0% above the then-current interest rate in effect under the Bridge Loan. At March 31, 2009, the annual interest rate on the Bridge Loan Agreement was 15.0%. However, the probable non-refundable duration fees are being accrued for over the term of the Bridge Loan until its maturity. As a result, interest on the Bridge Loan was accrued for at the annual rate of 20.0% for the three months ended March 31, 2009. The Bridge Loan can be prepaid at any time without penalty or premium upon three business days’ written notice.
     The Bridge Loan Agreement contains provisions that will require us, upon the occurrence of a “Change of Control” (as that term is defined in the Amended Credit Agreement), to offer to the holder(s) of the Bridge Loan to repay the Bridge Loan at a price equal to 101% of the principal amount thereof, plus all accrued fees and all accrued and unpaid interest to the date of repayment.
     Our representations and warranties, affirmative covenants, negative covenants and financial covenants and the events of default contained in the Bridge Loan Agreement are substantially the same as those contained in the Amended Credit Agreement.
     In connection with the Bridge Loan Agreement, we and Jefferies also entered into an agreement to terminate and release the respective obligations of the parties and their respective affiliates under the Commitment Letter and related fee and engagement letter agreements we entered into with Jefferies and its affiliates in September 2008.
     Amended and Restated Subordinated Seller Note. As part of the purchase price for the ARAM acquisition, ION Sub issued an unsecured senior promissory note (the “Senior Seller Note”) to one of the selling shareholders of ARAM. The outstanding principal and accrued interest under the Senior Seller Note was to be due and payable upon the earlier to occur of (x) September 18, 2009 and

(y) the date that a cash amount equal to $35.0 million plus a specified amount of interest, were deposited into an escrow account established for the purpose of funding certain post-closing purchase price adjustments and indemnities related to the acquisition.
     On December 30, 2008, in connection with the other refinancing transactions described above, the terms of the Senior Seller Note were amended and restated in an Amended and Restated Subordinated Promissory Note (“the Amended and Restated Subordinated Note”) issued to its holder, Maison Mazel Ltd., the selling shareholder. The principal amount of the Amended and Restated Subordinated Note is $35.0 million and its maturity date was extended to September 17, 2013. We also entered into a guaranty dated December 30, 2008, whereby we guaranteed on a subordinated basis ION Sub’s repayment obligations under the Amended and Restated Subordinated Note. Interest on the outstanding principal amount under the Amended and Restated Subordinated Note accrues at the rate of fifteen percent (15%) per annum, and is payable quarterly. The first interest payment of $2.3 million was made on March 31, 2009.
     The terms of the Amended and Restated Subordinated Note provide that the particular covenants contained in the Amended Credit Agreement (or in any successor agreement or instrument) that restricts our ability to incur additional indebtedness will be incorporated into the Amended and Restated Subordinated Note. However, under the Amended and Restated Subordinated Note, neither Maison Mazel nor any other holder of the Amended and Restated Subordinated Note will have a separate right to consent to or approve any amendment or waiver of the covenant as contained in the Amended Credit Facility.
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
     The indebtedness under the Amended and Restated Subordinated Note is subordinated to the prior payment in full of our “Senior Obligations,” which are defined in the Amended and Restated Subordinated Note as the principal, premium (if any), interest and other amounts that become due in connection with:
•	our obligations under the Amended Credit Facility,

•	our obligations under the Bridge Loan Agreement,

•	our liabilities with respect to capital leases and obligations under our facility sale-leaseback facility that qualify as a “Sale/Leaseback Agreement” (as that term is defined in the Amended Credit Agreement),

•	guarantees of the indebtedness described above, and

•	debentures, notes or other evidences of indebtedness issued in exchange for, or in the refinancing of, the Senior Obligations described above, or any indebtedness arising from the payment and satisfaction of any Senior Obligations by a guarantor.
     Effective April 9, 2009, (i) ION Sub transferred the Amended and Restated Subordinated Note to us and we assumed in full the obligations of ION Sub under such note, and (ii) our guaranty of payment of the indebtedness under the Amended and Restated Subordinated Note was terminated. ION Sub was also released from its obligations under the Amended and Restated Promissory Note by Maison Maizel.

     Subordinated Seller Note. As part of the purchase price for the ARAM acquisition in September 2008, ION Sub also had issued to Maison Maizel a $10.0 million original principal amount unsecured Subordinated Seller Promissory Note. In connection with the refinancing transactions that occurred in December 2008, our obligations and those of ION Sub under the Subordinated Seller Note were terminated and extinguished in exchange for our assignment to Maison Maizel of our rights to a Canadian government tax refund. However, while the indebtedness under this note was legally extinguished, the liability for financial accounting purposes could not be extinguished on our consolidated balance sheet and was subsequently included as short-term debt. As of March 31, 2009, approximately $7.2 million of the tax refund in question had been received and credited against the liability evidenced by the Subordinated Seller Note on our consolidated balance sheet as of that date.
     Cumulative Convertible Preferred Stock. During 2005, we entered into an Agreement dated February 15, 2005 with Fletcher International, Ltd. (“Fletcher”) (this Agreement, as amended to the date hereof, is referred to as the “Fletcher Agreement”) and issued to Fletcher 30,000 shares of our Series D-1 Preferred Stock in a privately-negotiated transaction, receiving $29.8 million in net proceeds. The Fletcher Agreement also provided to Fletcher an option to purchase up to an additional 40,000 shares of additional series of preferred stock from time to time, with each series having a conversion price that would be equal to 122% of an average daily volume-weighted market price of our common stock over a trailing period of days at the time of issuance of that series. In 2007 and 2008, Fletcher exercised this option and purchased 5,000 shares of Series D-2 Preferred Stock for $5.0 million (in December 2007) and the remaining 35,000 shares of Series D-3 Preferred Stock for $35.0 million (in February 2008). Fletcher remains the sole holder of all of our outstanding shares of Series D Preferred Stock. Dividends on the shares of Series D Preferred Stock must be paid in cash.
     Under the Fletcher Agreement, if a 20-day volume-weighted average trading price per share of our common stock fell below $4.4517 (the “Minimum Price”), we were required to deliver a notice (the “Reset Notice”) to Fletcher. On November 28, 2008, the 20-day volume-weighted average trading price per share of our common stock on the New York Stock Exchange for the previous 20 trading days was calculated to be $4.328, and we delivered the Reset Notice to Fletcher in accordance with the terms of the Fletcher Agreement. In the Reset Notice, we elected to reset the conversion prices for the Series D Preferred Stock to the Minimum Price ($4.4517 per share), and Fletcher’s redemption rights were terminated. The adjusted conversion price resulting from this election was effective on November 28, 2008.
     In addition, under the Fletcher Agreement, the aggregate number of shares of common stock issued or issuable to Fletcher upon conversion or redemption of, or as dividends paid on, the Series D Preferred Stock could not exceed a designated maximum number of shares (the “Maximum Number”), and such Maximum Number could be increased by Fletcher providing us with a 65-day notice of increase, but under no circumstance could the total number of shares of common stock issued or issuable to Fletcher with respect to the Series D Preferred Stock ever exceed 15,724,306 shares. The Fletcher Agreement had designated 7,669,434 shares as the original Maximum Number. On November 28, 2008, Fletcher delivered a notice to us to increase the Maximum Number to 9,669,434 shares, effective February 1, 2009. The new Maximum Number represents approximately 9.7% of our total outstanding shares of common stock as of April 28, 2009 (calculated in accordance with Rule 13d-3(d)(1) under the Securities Exchange Act of 1934).
     The conversion prices and number of shares of common stock to be acquired upon conversion are also subject to customary anti-dilution adjustments. Converting the shares of Series D Preferred Stock at one time could result in significant dilution to our stockholders that could limit our ability to raise additional capital. See Item 1A. “— Risk Factors.”
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
     At March 31, 2009, we were in compliance with all of the financial covenants under our principal debt agreements. However, based upon our first quarter results and our current operating forecast, it is probable that, without undertaking any mitigating actions, on September 30, 2009 we will not be in compliance with certain of our debt covenants. Our failure to comply with such covenants would result in an event of default of those loans, as well as any other loans that contain cross-default provisions, that, if not cured or waived, could have a material adverse effect on our financial condition, results of operations, and debt service capabilities. We are currently working with our banking group to amend the applicable covenants under the Amended Credit Facility. We expect to complete the amendment process by the end of the second quarter. There can be no assurance that we will be able to obtain any amendments or similar concessions from our lenders, in which case we would likely seek to take action to further reduce costs or to obtain new secured debt, unsecured debt or equity financing. Further cost reduction measures may adversely affect strategic research and development projects. In addition, there can be no assurance that new debt or equity financing would be available on terms acceptable to us, if such financing is available at all. In the event that we amend the Amended Credit Facility, or obtain new financing, we may incur up-front fees and higher interest costs. In addition, terms of such an amendment may be less favorable to us than those currently provided under the Amended Credit Facility.
     The $40.8 million Bridge Loan indebtedness matures on January 31, 2010, and has been classified on our consolidated balance sheet as of March 31, 2009 as short-term indebtedness. To date, we have not identified sources of capital that we may access to pay the Bridge Loan indebtedness when it matures.
     Although we are still evaluating the impact on our company of the current credit crisis and decline in commodity prices, we expect that our capital expenditures in 2009 will be reduced from 2008 levels. If there continues to be a significant lessening in demand for our products and services as a result of any prolonged declines in the long-term expected price of oil and natural gas, we may see a further reduction in our own capital expenditures and lesser requirements for working capital, which could generate operating cash flows and liquidity compared to the prior period and offset reduced cash generated from operations (excluding working capital changes). We are currently projecting our capital expenditures for the remainder of 2009 to be in the range of $75 million to $85 million. Of that amount, we are estimating that approximately $70 million to $80 million will be spent on investments in our multi-client data library, but are anticipating that most of these investments will be underwritten by our customers. To the extent our customers’ commitments do not reach an acceptable level of pre-funding, the amount of our anticipated investment could significantly decline. The remaining sums are expected to be funded from internally generated cash.
Cash Flow from Operations
     We have historically financed operations from internally generated cash and funds from equity and debt financings. Cash and cash equivalents were $22.7 million at March 31, 2009, a decrease of $12.5 million from December 31, 2008. Net cash used in operating activities was approximately $8.8 million for the three months ended March 31, 2009, compared to $3.6 million for the three months ended March 31, 2008. The cash used in our operating activities was primarily driven by increased investment in our inventories, a decrease in our operating results and a decrease in our payables and accrued expenses associated with payments of our year-end obligations. This increase in cash used was partially offset by increased collections on our receivables during the quarter.
Cash Flow from Investing Activities
     Net cash flow used in investing activities was $19.7 million for the three months ended March 31, 2009, compared to $30.7 million for the three months ended March 31, 2008. The principal uses of cash in our investing activities during the three months ended March 31, 2009 were $18.3 million for investments in our multi-client data library and $1.6 million for equipment purchases.
Cash Flow from Financing Activities
     Net cash flow provided by financing activities was $16.5 million for the three months ended March 31, 2009, compared to $33.7 million for the three months ended March 31, 2008. The net cash flow provided by financing activities during the three months ended March 31, 2009 was primarily related to $32.0 million of borrowings on our revolving credit facility. This cash inflow was partially offset by scheduled principal payments of $14.9 million on our notes payable and capital lease obligations and $0.9 million in cash dividends paid on our outstanding Series D-1, Series D-2 and Series D-3 Preferred Stock.
Inflation and Seasonality
     Inflation in recent years has not had a material effect on our costs of goods or labor or the prices for our products or services. Traditionally, our business has been seasonal, with strongest demand in the second half of our fiscal year. However, we anticipate that, due to the state of the current financial markets, the slowdown in the economy and the decline in commodity prices, we will likely not experience the level of normal seasonal year-end spending by oil and gas companies and seismic contractor customers due to these customers taking a more conservative approach and lowering their spending plans for the short-term foreseeable future.

Critical Accounting Policies and Estimates
     General. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2008, for a complete discussion of our other significant accounting policies and estimates. There have been no material changes in the current period regarding our critical accounting policies and estimates.
Recent Accounting Pronouncements
     See Note 15 of Notes to Unaudited Condensed Consolidated Financial Statements.
Credit and Foreign Sales Risks
     At March 31, 2009, approximately $20.5 million of our accounts receivable (approximately 20.2% of our total accounts receivable at that date) were attributable to marine equipment sales to a single customer, Reservoir Exploration Technology ASA. The loss of this customer, a deterioration in our relationship with this customer or the inability of this customer to pay such amounts on a timely basis, or at all, could have a material adverse effect on our results of operations and financial condition.
     The majority of our foreign sales are denominated in U.S. dollars. Product revenues are allocated to geographical locations on the basis of the ultimate destination of the equipment, if known. If the ultimate destination of such equipment is not known, product revenues are allocated to the geographical location of initial shipment. Service revenues primarily relate to our ION Solutions division are allocated based upon the billing location of the customer. For the three months ended March 31, 2009 and 2008, international sales comprised 53% and 58%, respectively of total net revenues. For the three months ended March 31, 2009, we recognized $15.7 million of sales to customers in Europe, $16.2 million of sales to customers in Asia Pacific, $8.4 million of sales to customers in the Middle East, $7.0 million of sales to customers in Latin American countries, $2.0 million of sales to customers in the Commonwealth of Independent States, or former Soviet Union (CIS) and $7.1 million of sales to customers in Africa. In recent years, the CIS and certain Latin American countries have experienced economic problems and uncertainties. However, given the recent market downturn, more countries and areas of the world have also begun to experience economic problems and uncertainties. To the extent that world events or economic conditions negatively affect our future sales to customers in these and other regions of the world or the collectibility of our existing receivables, our future results of operations, liquidity, and financial condition may be adversely affected. We currently require customers in these higher risk countries to provide their own financing and in some cases assist the customer in organizing international financing and Export-Import credit guarantees provided by the United States government. We do not currently extend long-term credit through notes to companies in countries we consider to be inappropriate for credit risk purposes.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Please refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008, for a discussion regarding the Company’s quantitative and qualitative disclosures about market risk. There have been no material changes to those disclosures during the three months ended March 31, 2009.
     Interest Rate Risk. On March 31, 2009, we had outstanding total indebtedness of approximately $309.2 million, including capital lease obligations. Of that indebtedness, approximately $254.4 million accrues interest under rates that fluctuate based upon market rates plus an applicable margin. The $115.6 million in term loan indebtedness and $98.0 million in total revolving credit indebtedness outstanding under the Amended Credit Facility accrued interest using the LIBOR-based interest rate of 6.5% and 5.5%, respectively, per annum. The average effective interest rate for the quarter ended March 31, 2009 under the LIBOR-based rates for the term loan indebtedness and the revolving credit loans were 6.2% and 5.3%, respectively. Each 100 basis point increase in the interest rate would have the effect of increasing the annual amount of interest to be paid by approximately $2.5 million.
Item 4. Controls and Procedures
     Disclosure Controls and Procedures. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a—15(e) and 15d—15(e) under the Exchange Act as of March 31, 2009.

Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2009, our disclosure controls and procedures were effective such that the information relating to our company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
     Information regarding factors that may cause actual results to vary from our expectations, called “risk factors,” appears in our Annual Report on Form 10-K for the year ended December 31, 2008 in Part II, Item 1A. “Risk Factors.” Other than as set forth below, there have been no material changes from the risk factors previously disclosed in that Form 10-K.
     We have a substantial amount of outstanding indebtedness, and we will need to pay or refinance our existing indebtedness or incur additional indebtedness, which may adversely affect our operations.
     As a result of the ARAM acquisition, we have increased our indebtedness significantly. As of March 31, 2009, we had outstanding total indebtedness of approximately $309.2 million, including capital lease obligations. Total indebtedness on that date included

$115.6 million in borrowings under five-year term indebtedness and $98.0 million in borrowings under our revolving credit facility, in each case incurred under our Amended Credit Facility. We also had as of that date $40.8 million of indebtedness outstanding under the Bridge Loan Agreement with Jefferies, which indebtedness matures on January 31, 2010. In addition, we had $35.0 million of subordinated indebtedness outstanding under the Amended and Restated Subordinated Note that we issued to one of ARAM’s selling shareholders in exchange for a previous promissory note we had issued to that selling shareholder as part of the purchase price consideration for the acquisition of ARAM.
     As of March 31, 2009 and April 28, 2009, we had available only $0.4 million of additional revolving credit borrowing capacity, which can be used only to fund further letters of credit under the Amended Credit Facility.
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
     At March 31, 2009, we were in compliance with all of the financial covenants under our principal debt agreements. However, based upon our first quarter results and our current operating forecast, it is probable that, without undertaking any mitigating actions, on September 30, 2009 we will not be in compliance with certain of our debt covenants. Our failure to comply with such covenants would result in an event of default of those loans, as well as any other loans that contain cross-default provisions, that, if not cured or waived, could have a material adverse effect on our financial condition, results of operations, and debt service capabilities. We are currently working with our banking group to amend the applicable covenants under the Amended Credit Facility. We expect to complete the amendment process by the end of the second quarter. See Item 2. ” — Liquidity and Capital Resources.”
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

     At March 31, 2009, we were in compliance with all of the financial covenants under our principal debt agreements. However, based upon our first quarter results and our current operating forecast, it is probable that, without undertaking any mitigating actions, on September 30, 2009 we will not be in compliance with certain of our debt covenants. Our failure to comply with such covenants would result in an event of default of those loans, as well as any other loans that contain cross-default provisions, that, if not cured or waived, could have a material adverse effect on our financial condition, results of operations, and debt service capabilities. We are currently working with our banking group to amend the applicable covenants under the Amended Credit Facility. We expect to complete the amendment process by the end of the second quarter.
     As with any operating plan, there are risks associated with our ability to execute our 2009 plan. In addition, our ability to remain in compliance with the financial covenants can be affected by events beyond our control, including further declines in E&P company and seismic contractor spending, significant write-downs of accounts receivable, changes in certain exchange rates and other factors. If we were not able to satisfy all of the financial covenants, we would need to seek to amend, or seek one or more waivers of, the covenants under the Amended Credit Facility. If we cannot satisfy the financial covenants and are unable to obtain waivers or amendments, the lenders could declare a default under the Amended Credit Facility. Any default under our Amended Credit Facility would allow the lenders under the facility the option to demand repayment of the indebtedness outstanding under the facility, and would allow certain other lenders to exercise their rights and remedies under cross-default provisions. If these lenders were to exercise their rights to accelerate the indebtedness outstanding, there can be no assurance that we would be able to refinance or otherwise repay any amounts that may become accelerated under the agreements. The acceleration of a significant portion of our indebtedness would have a material adverse effect on our business, liquidity, and financial condition.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     (c) During the three months ended March 31, 2009, in connection with the vesting of (or lapse of restrictions on) shares of our restricted stock held by certain employees, we acquired shares of our common stock in satisfaction of tax withholding obligations that were incurred on the vesting date. The date of cancellation, number of shares and average effective acquisition price per share, were as follows:

				(d) Maximum Number
				(or Approximate
				Dollar
			(c) Total Number of	Value) of Shares
			Shares Purchased as	That
	(a)	(b)	Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Acquired	Paid Per Share	Program	Program
January 1, 2009 to January 31, 2009	1,381	$2.52	Not applicable	Not applicable
February 1, 2009 to February 28, 2009	—	$—	Not applicable	Not applicable
March 1, 2009 to March 31, 2009	4,257	$1.15	Not applicable	Not applicable

Total	5,638	$1.49

Item 6. Exhibits
31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. §1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ION GEOPHYSICAL CORPORATION
By	/s/ R. Brian Hanson
R. Brian Hanson
Executive Vice President and Chief Financial Officer (Duly authorized executive officer and principal financial officer)
Date: May 7, 2009

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. §1350.