Form 10-Q
period 2009-06-30
ION GEOPHYSICAL CORP
filed 2009-08-06
CIK 866609

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No: ☑
At July 29, 2009, there were 118,349,436 shares of common stock, par value $0.01 per share, outstanding.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS FOR FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2009

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2009	2008
	( In thousands, except share
	data)
ASSETS
Current assets:
Cash and cash equivalents	$36,608	$35,172
Restricted cash	6,447	6,610
Accounts receivable, net	87,915	150,565
Current portion notes receivable	8,352	11,665
Unbilled receivables	27,360	36,472
Inventories, net	227,250	262,519
Prepaid expenses and other current assets	14,351	20,386

Total current assets	408,283	523,389
Notes receivable	5,970	4,438
Deferred income tax asset	15,693	11,757
Property, plant, equipment and seismic rental equipment, net	89,749	59,129
Multi-client data library, net	113,097	89,519
Goodwill	52,984	49,772
Intangible assets, net	64,528	107,443
Other assets	19,880	15,984

Total assets	$770,184	$861,431

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable and current maturities of long-term debt	$26,646	$38,399
Accounts payable	55,903	94,586
Accrued expenses	67,315	77,046
Accrued multi-client data library royalties	17,924	28,044
Deferred revenue and other current liabilities	18,503	18,159

Total current liabilities	186,291	256,234
Long-term debt, net of current maturities	243,970	253,510
Non-current deferred income tax liability	3,555	22,713
Other long-term liabilities	3,840	3,904

Total liabilities	437,656	536,361

Stockholders’ equity:
Cumulative convertible preferred stock	68,786	68,786
Common stock, $0.01 par value; authorized 200,000,000 shares; outstanding 118,348,947 and 99,621,926 shares at June 30, 2009 and December 31, 2008, respectively, net of treasury stock	1,183	996
Additional paid-in capital	737,119	694,261
Accumulated deficit	(426,261)	(376,552)
Accumulated other comprehensive loss	(41,735)	(55,859)
Treasury stock, at cost, 849,430 and 848,422 shares at June 30, 2009 and December 31, 2008, respectively	(6,564)	(6,562)

Total stockholders’ equity	332,528	325,070

Total liabilities and stockholders’ equity	$770,184	$861,431

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)

Product revenues	$63,291	$104,360	$122,767	$197,394
Service revenues	37,219	76,305	84,633	123,430

Total net revenues	100,510	180,665	207,400	320,824

Cost of products	41,876	72,637	81,907	132,254
Cost of services	25,593	50,007	58,756	82,155

Gross profit	33,041	58,021	66,737	106,415

Operating expenses:
Research, development and engineering	10,750	11,850	22,215	24,009
Marketing and sales	8,938	12,222	18,701	23,378
General and administrative	13,556	14,213	32,556	28,997
Impairment of intangible assets	—	—	38,044	—

Total operating expenses	33,244	38,285	111,516	76,384

Income (loss) from operations	(203)	19,736	(44,779)	30,031
Interest expense	(6,861)	(652)	(14,278)	(1,139)
Interest income	512	540	996	1,077
Other income (expense)	(6,381)	253	(6,403)	505

Income (loss) before income taxes	(12,933)	19,877	(64,464)	30,474
Income tax expense (benefit)	(2,542)	3,524	(16,505)	5,583

Net income (loss)	(10,391)	16,353	(47,959)	24,891
Preferred stock dividends	875	908	1,750	1,818

Net income (loss) applicable to common shares	$(11,266)	$15,445	$(49,709)	$23,073

Earnings per share:
Basic net income (loss) per share	$(0.11)	$0.16	$(0.49)	$0.25

Diluted net income (loss) per share	$(0.11)	$0.16	$(0.49)	$0.24

Weighted average number of common shares outstanding:
Basic	105,121	94,222	102,447	94,095
Diluted	105,121	102,272	102,447	98,047
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(47,959)	$24,891
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization (other than multi-client library)	21,740	13,171
Amortization of multi-client library	22,021	34,002
Stock-based compensation expense related to stock options, nonvested stock and employee stock purchases	4,139	4,138
Bad debt expense	2,625	303
Fair value adjustment of preferred stock redemption features	—	(173)
Impairment of intangible assets	38,044	—
Deferred income tax	(22,729)	942
Change in operating assets and liabilities:
Accounts and notes receivable	60,285	18,134
Unbilled receivables	9,112	(30,118)
Inventories	(2,548)	(59,568)
Accounts payable, accrued expenses and accrued royalties	(58,935)	8,444
Deferred revenue	(438)	(441)
Other assets and liabilities	12,595	(183)

Net cash provided by operating activities	37,952	13,542

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,007)	(7,705)
Investment in multi-client data library	(45,599)	(57,105)
Other investing activities	(208)	110

Net cash used in investing activities	(47,814)	(64,700)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt	11,785	—
Net proceeds from issuance of common stock	38,220	—
Borrowings under revolving line of credit	32,000	50,000
Repayments under revolving line of credit	—	(50,000)
Payments on notes payable and long-term debt	(66,196)	(4,037)
Costs associated with debt amendments	(3,800)	—
Issuance of preferred stock	—	35,000
Payment of preferred dividends	(1,750)	(1,818)
Proceeds from employee stock purchases and exercise of stock options	265	4,317
Other financing activities	(31)	(255)

Net cash provided by financing activities	10,493	33,207

Effect of change in foreign currency exchange rates on cash and cash equivalents	805	327

Net increase (decrease) in cash and cash equivalents	1,436	(17,624)
Cash and cash equivalents at beginning of period	35,172	36,409

Cash and cash equivalents at end of period	$36,608	$18,785

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation and Overview
     Basis of Presentation. The consolidated balance sheet of ION Geophysical Corporation and its subsidiaries (collectively referred to in this Part I - Item 1 as the “Company” or “ION,” unless the context otherwise requires) at December 31, 2008 has been derived from the Company’s audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 2009, the consolidated statements of operations for the three and six months ended June 30, 2009 and 2008, and the consolidated statements of cash flows for the six months ended June 30, 2009 and 2008 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the operating results for a full year or of future operations.
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
     On September 18, 2008, the Company completed the acquisition of ARAM Systems Ltd. and Canadian Seismic Rentals Inc. (sometimes collectively referred to herein as “ARAM”). The results of operations of the Company for the three and six months ended June 30, 2009 have been affected by this acquisition, which may affect the comparability of certain of the financial information contained in this Quarterly Report on Form 10-Q. This acquisition is described in more detail in Note 2 “— ARAM Acquisition.”
     Further, in connection with preparation of the consolidated financial statements and in accordance with the recently issued Statement of Financial Accounting Standards (SFAS) No. 165, “Subsequent Events,” the Company evaluated subsequent events after the balance sheet date of June 30, 2009 through August 6, 2009, the date of the Company’s filing.
     Overview. Demand for the Company’s products and services is cyclical and substantially dependent upon activity levels in the oil and gas industry, particularly the willingness and ability of the Company’s customers to expend their capital for oil and natural gas exploration and development projects. This demand is highly sensitive to current and expected future oil and natural gas prices.
     The current global financial crisis, which has contributed, among other things, to significant reductions in available capital and liquidity from banks and other providers of credit, has resulted in the worldwide economy entering into a recessionary period, which may be prolonged and severe. Oil prices have been highly volatile in recent years, increasing to record levels in the second quarter of 2008 and then sharply declining thereafter, falling to approximately $35 per barrel during the first quarter of 2009. By the end of July 2009, oil prices were approximately $70 per barrel. Due to oversupply, natural gas prices at the Henry Hub interconnection point at the end of July 2009 were approximately 75% below the July 2008 price of $13.31 per mmBtu. These conditions have sharply curtailed demand for exploration activities in North America and other regions.
     The weakness in demand for the Company’s products, the uncertainty surrounding future economic activity levels and the tightening of credit availability have resulted in decreased sales of the Company’s business units. The Company’s land seismic equipment businesses in North America and Russia have been particularly adversely affected. The Company expects that the level of customers’ exploration and production expenditures will continue to be low for the remainder of 2009 to the extent that exploration and production companies (“E&P companies”) and seismic contractors are limited in their access to the credit markets as a result of further disruptions in, or a more conservative lending stance by, the lending markets. There continues to be significant uncertainty about future exploration and production activity levels and the impact on the Company’s businesses. Furthermore, the Company’s seismic contractor customers and the E&P companies that are users of the Company’s products, services and technology have reduced their capital spending from mid-2008 levels.
     While the current global recession and the decline in oil and gas prices have slowed demand for the Company’s products and services in the near term, the Company believes that the industry’s long-term prospects remain favorable because of the declining rates in oil and gas production. The Company believes that technology that adds a competitive advantage through cost reductions or improvements in productivity will continue to be valued in its marketplace, even in the current difficult market. For example, the

Company believes that its new technologies, such as FireFly®, DigiFIN™ and Orca®, will continue to attract interest from its customers because those new technologies are designed to deliver improvements in image quality within more productive delivery systems.
     In response to the recent downturn in the demand for the Company’s products and services, the Company has taken measures to reduce its cost structure. In addition, the Company has slowed its capital spending, including investments for its multi-client data library. To date, the most significant cost reduction has related to reduced headcount. In the fourth quarter of 2008 through the first six months of 2009, the Company reduced its headcount by 319 positions, or approximately 21% of its employee headcount, in order to adjust to the expected lower levels of activity. Including all contractors and employees, the Company reduced its headcount by 424 positions, or 23%. In April 2009, the Company also initiated a salary reduction program that reduced employee base salaries. The salary reductions reduced affected employees’ annual base salaries by 12% for the Company’s chief executive officer, chief operating officer and chief financial officer, 10% for all other executives and senior management, and 5% for most other employees. The Company has adopted a payment plan whereby employees affected by the salary reduction program may receive a payment in the beginning of 2010 in an amount that is approximately equal to the amount of their salary reduction plus interest if the Company achieves certain predetermined levels of adjusted EBITDA during 2009 and the Company determines that its liquidity levels are sufficient to make the payments. Additionally, the Board of Directors elected to implement a 15% reduction in director fees. In addition to the salary reduction program, the Company elected to suspend its matching contributions to its employee 401(k) plan contributions. The Company plans to reinstate employee salary levels and the 401(k) plan employer match benefit once business conditions improve. The Company has also reduced its research and development spending but intends to continue to fund strategic programs to position it for the expected recovery in economic activity. Overall, the Company has and will continue to give priority to generating cash flow and reducing its cost structure, while maintaining its long-term commitment to continued technology development.
     The Company reported in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, that, as of that date, it was in compliance with all of its financial covenants under its commercial banking credit facility that was amended in 2008 (the “Amended Credit Facility”) and its Bridge Loan Agreement with Jefferies Finance LLC dated as of December 30, 2008 (the “Bridge Loan Agreement”). The Company also reported that, based upon its 2009 first quarter results and its then-current operating forecast for the remainder of 2009, it was probable that, unless certain mitigating actions were taken, the Company would not be in compliance for the period ending September 30, 2009 with certain of the financial covenants contained in the Amended Credit Facility loan agreement and the Bridge Loan Agreement. To remedy these uncertainties, the Company completed a $40.7 million offering of common stock. The Company then used the proceeds of the offering to repay the Bridge Loan Agreement indebtedness and entered into an additional amendment (the “Fifth Amendment”) to its Amended Credit Facility that, among other things, modified certain of the financial and other covenants contained in the Amended Credit Facility. As a result of entering into the Fifth Amendment, the Company expects to remain in compliance with the financial covenants under the Amended Credit Facility for the remainder of 2009. Also, with the repayment of the indebtedness outstanding under the Bridge Loan Agreement and the entering into the secured equipment financing transaction (see below for further discussion of the secured equipment financing), the Company believes that the cash flows generated from its operations will be sufficient to fund the Company’s operations for the remainder of 2009.
     However, there are certain possible scenarios and events beyond the Company’s control, such as lack of improvement in E&P company and seismic contractor spending, lack of improvement in the Company’s operating results, significant write-downs of accounts receivable or inventories, changes in certain currency exchange rates and other factors, that could cause the Company to fall out of compliance with certain financial covenants contained in the Amended Credit Facility for the period ending September 30, 2009. The Company’s failure to comply with such covenants could result in an event of default that, if not cured or waived, could have a material adverse effect on the Company’s financial condition, results of operations and debt service capabilities. If the Company was not able to satisfy all of these covenants, the Company would need to seek to amend, or seek one or more waivers of, those covenants under the Amended Credit Facility. There can be no assurance that the Company would be able to obtain any such waivers or amendments, in which case the Company would likely seek to obtain new secured debt, unsecured debt or equity financing. However, there also can be no assurance that such debt or equity financing would be available on terms acceptable to the Company or at all. In the event that the Company would need to amend the Amended Credit Facility, or obtain new financing, the Company would likely incur up front fees and higher interest costs and other terms in the amendment would likely be less favorable to the Company than those currently provided under the Amended Credit Facility.
     On June 4, 2009, the Company completed a private placement transaction in which the Company issued and sold 18,500,000 shares of its common stock in privately-negotiated transactions for aggregate gross proceeds of approximately $40.7 million. The $38.2 million in net proceeds from the offering, along with $2.6 million of cash on hand, were applied to repay in full the outstanding indebtedness under the Bridge Loan Agreement, which had been scheduled to mature on January 31, 2010.
     On June 29, 2009, the Company also entered into a $20.0 million secured equipment financing term loan with ICON ION, LLC (“ICON”), an affiliate of ICON Capital Inc. The Company received $12.5 million from ICON on June 29, 2009 and $7.5 million on July 20, 2009. All borrowed indebtedness under this arrangement is scheduled to mature on July 31, 2014, and constitutes permitted indebtedness under the Amended Credit Facility. The Company and its subsidiaries intend to use the proceeds of the secured term loan for working capital and general corporate purposes. See further discussion at Note 9 “— Notes Payable, Long-Term Debt and Lease Obligations.”
     As of June 30, 2009 and July 29, 2009, the Company had available $0.2 million of additional revolving credit borrowing capacity, which can be used only to fund further letters of credit under the Amended Credit Facility. The Company’s cash and cash equivalents as of July 29, 2009 were approximately $34.0 million compared to $36.6 million at June 30, 2009.
(2) ARAM Acquisition
     In September 2008, the Company acquired the outstanding shares of ARAM. The following summarized unaudited pro forma consolidated income statement information for the three and six months ended June 30, 2008, assumes that the ARAM acquisition had occurred as of the beginning of the period presented. The Company has prepared these unaudited pro forma financial results for comparative purposes only. These unaudited pro forma financial results may not be indicative of the results that would have occurred if ION had completed the acquisition as of the beginning of the period presented or the results that may be attained in the future. Amounts presented below are in thousands, except for the per share amounts:

	Pro forma	Pro forma
	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008
Pro forma net revenues	$191,512	$366,012
Pro forma income from operations	$22,618	$40,932
Pro forma net income applicable to common shares	$11,911	$19,934
Pro forma basic net income per common share	$0.12	$0.20
Pro forma diluted net income per common share	$0.12	$0.20
(3) Impairment of Intangible Assets
     In the first quarter of 2009, the Company recorded an impairment charge of $38.0 million, before tax, associated with a portion of its proprietary technology and the remainder of its customer relationships related to the ARAM acquisition. In the fourth quarter of 2008, the Company had recorded an intangible asset impairment charge of $10.1 million, before tax, related to ARAM’s customer relationships, trade name and non-compete agreements. This additional impairment during the first quarter of 2009 was the result of the continued overall economic and financial crisis, which has continued to adversely affect the demand for the Company’s products and services, especially land analog acquisition products within North America and Russia. As of June 30, 2009, no further impairment indicators were noted and no additional impairments of the Company’s intangible assets had occurred. The Company’s net book value associated with ARAM’s acquired intangibles was $34.3 million at June 30, 2009.
     On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” (SFAS 157), as amended by FSP SFAS 157-1 and FSP SFAS 157-2. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. FSP SFAS 157-2 delayed, until the first quarter of fiscal year 2009, the effective date for SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On March 31, 2009, the Company performed a non-recurring valuation of its intangible assets related to its ARAM acquisition, which resulted in the $38.0 million impairment charge noted above. The valuation was performed using Level 3 inputs. The fair value of these assets was estimated using a discounted cash flow model, which includes a variety of inputs. The key inputs for the model included the current operational five-year forecast for the Company, the current market discount factor and the forecasted cash flows related to each intangible asset. The forecasted operational and cash flow amounts were determined using the current activity levels in the Company as well as the current and expected short-term market conditions.
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
     A summary of segment information for the three and six months ended June 30, 2009 and 2008 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net revenues:
Land Imaging Systems	$30,415	$45,820	$64,597	$95,708
Marine Imaging Systems	24,224	50,368	42,677	84,856
Data Management Solutions	9,217	9,596	16,463	18,762

Total ION Systems	63,856	105,784	123,737	199,326
ION Solutions	36,654	74,881	83,663	121,498

Total	$100,510	$180,665	$207,400	$320,824

Income (loss) from operations:
Land Imaging Systems	$(6,130)	$1,320	$(10,877)	$4,615
Marine Imaging Systems	7,743	11,181	10,504	21,182
Data Management Solutions	5,818	5,468	10,248	10,676

Total ION Systems	7,431	17,969	9,875	36,473
ION Solutions	3,928	16,070	9,134	22,297
Corporate	(11,562)	(14,303)	(25,744)	(28,739)
Impairment of intangible assets	—	—	(38,044)	—

Total	$(203)	$19,736	$(44,779)	$30,031

(5) Restructuring Activities
     In the first half of fiscal 2009, the Company continued its restructuring program that was initiated in the fourth quarter of 2008. Under this program, the Company reduced its employee headcount by a total of approximately 21% (or 319 positions) through the first six months of 2009. When terminated independent contractors are included, the Company reduced its headcount by a total of 424 positions, or 23%. At December 31, 2008, the Company had accrued $1.8 million related to severance costs. In the first six months of 2009, the Company accrued an additional $1.8 million related to severance costs and made cash payments to employees of $2.9 million, resulting in an accrual as of June 30, 2009 of $0.7 million. Of the amount expensed for the six months ended June 30, 2009, approximately $1.3 million was included in operating expenses, with the remaining $0.5 million included in cost of sales. During the remainder of 2009, the Company will continue to evaluate its staffing needs and may reduce its employee headcount further as necessary.
     In April 2009, the Company initiated a salary reduction program that reduced employee base salaries. The salary reductions ranged from 12% for the Company’s chief executive officer, chief operating officer and chief financial officer, 10% for all other executives and senior management, and 5% for most other employees. The Company has adopted a variable payment plan whereby employees affected by the salary reduction program may receive a payment in the beginning of 2010 approximately equal to the amount of the salary reduction plus interest if the Company achieves certain predetermined levels of adjusted EBITDA during 2009 and the Board of Directors determines that the liquidity levels of the Company are sufficient to allow the payments. The Company has not accrued any amounts under the variable payment plan as of June 30, 2009. The Board also elected to implement a 15% reduction in director fees. In addition to the salary reduction program, the Company suspended its match to employee 401(k) plan contributions.

(6) Inventories
     A summary of inventories is as follows (in thousands):

	June 30,	December 31,
	2009	2008
Raw materials and subassemblies	$111,691	$104,862
Work-in-process	11,280	20,698
Finished goods	127,577	161,065
Reserve for excess and obsolete inventories	(23,298)	(24,106)

Inventories, net	$227,250	$262,519

     During the six months ended June 30, 2009, the Company transferred approximately $41.0 million of inventories, at cost, to its seismic rental equipment pool.
(7) Net Income (Loss) per Common Share
     Basic net income (loss) per common share is computed by dividing net income (loss) applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is determined based on the assumption that dilutive restricted stock and restricted stock unit awards have vested and outstanding dilutive stock options have been exercised and the aggregate proceeds were used to reacquire common stock using the average price of such common stock for the period. The total number of shares issued or committed for issuance under outstanding stock options at June 30, 2009 and 2008 was 7,506,225 and 6,217,625, respectively, and the total number of shares of restricted stock and restricted stock units outstanding at June 30, 2009 and 2008 was 721,721 and 1,046,277, respectively. During the six months ended June 30, 2009 and 2008, the Company issued zero and 505,866 shares under stock option exercises, respectively.
     As of June 30, 2009, the Company had 30,000, 5,000 and 35,000 outstanding shares, respectively, of Series D-1, Series D-2, and Series D-3 Cumulative Convertible Preferred Stock (collectively referred to as the Series D Preferred Stock), which may currently be converted, at the holder’s election, into up to 9,669,434 shares of common stock. The outstanding shares of Series D-1 Preferred Stock and of Series D-2 Preferred Stock were dilutive for the three months ended June 30, 2008; however, the outstanding shares of Series D-3 Preferred Stock were anti-dilutive for the same three-month period. For the three and six months ended June 30, 2009 and the six months ended June 30, 2008, all of the outstanding shares of Series D Preferred Stock were anti-dilutive. As shown in the table below, the Company’s convertible senior notes that matured on December 15, 2008 were dilutive for the three and six months ended June 30, 2008.
     The following table summarizes the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income (loss) applicable to common shares	$(11,266)	$15,445	$(49,709)	$23,073
Impact of assumed convertible debt conversion, net of tax	—	99	—	199
Impact of assumed Series D Preferred Stock conversions:
Series D-1 Preferred Stock dividends	—	389	—	—
Series D-2 Preferred Stock dividends	—	65	—	—
Fair value adjustment of Series D-2 Preferred Stock redemption feature, net of tax	—	(121)	—	—

Net income (loss) after impact of assumed convertible debt and preferred stock conversions	$(11,266)	$15,877	$(49,709)	$23,272

Weighted average number of common shares outstanding	105,121	94,222	102,447	94,095
Effect of dilutive stock awards	—	2,250	—	2,276
Effect of convertible debt conversion	—	1,676	—	1,676
Effect of assumed Series D Preferred Stock conversions:
Series D-1 Preferred Stock conversion	—	3,812	—	—

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Series D-2 Preferred Stock conversion	—	312	—	—

Weighted average number of diluted common shares outstanding	105,121	102,272	102,447	98,047

Basic net income (loss) per share	$(0.11)	$0.16	$(0.49)	$0.25

Diluted net income (loss) per share	$(0.11)	$0.16	$(0.49)	$0.24

(8) Issuance of Common Stock
     On June 1, 2009, the Company entered into purchase agreements with certain institutional investors for the private placement of an aggregate of 18,500,000 shares of the Company’s common stock at a purchase price per share of $2.20, resulting in total gross proceeds to the Company of approximately $40.7 million. The sale of the shares in the private placement occurred on June 4, 2009. The Company received approximately $38.2 million in net proceeds from the private placement transaction (after deduction of related fees and expenses), and used the net proceeds along with approximately $2.6 million of cash on hand to repay in full the outstanding indebtedness under the Company’s Bridge Loan Agreement, which was scheduled to mature on January 31, 2010. See further discussion at Note 9 “— Notes Payable, Long-Term Debt and Lease Obligations.”
(9) Notes Payable, Long-term Debt and Lease Obligations

	June 30,	December 31,
Obligations (in thousands)	2009	2008
$100.0 million revolving line of credit	$98,000	$66,000
Term loan facility	110,937	120,313
Bridge loan	—	40,816
Secured equipment financing	12,500	—
Amended and restated subordinated seller note	35,000	35,000
Subordinated seller note	—	10,000
Facility lease obligation	4,405	4,610
Equipment capital leases and other notes payable	9,774	15,170

Total	270,616	291,909
Current portion of notes payable, long-term debt and lease obligations	(26,646)	(38,399)

Non-current portion of notes payable, long-term debt and lease obligations	$243,970	$253,510

     Revolving Line of Credit and Term Loan — Amended Credit Facility. The Company, its subsidiary, ION International S.à r.l. (“ION Sàrl), and certain of the Company’s domestic and other foreign subsidiaries (as guarantors) are parties to a $100.0 million amended and restated revolving credit facility and a $125.0 million original principal amount term loan facility under the terms of its Amended Credit Facility, which is governed by the terms of its amended credit agreement with its commercial bank lenders. The revolving credit facility provides additional flexibility for the Company’s international capital needs by permitting non-U.S. borrowings by ION Sàrl under the facility and providing the Company and ION Sàrl the ability to borrow in alternative currencies. Under the terms of the Amended Credit Agreement, up to $60.0 million (or its equivalent in foreign currencies) is available for borrowings by ION Sàrl and up to $75.0 million is available for borrowings by the Company; however, the total level of outstanding borrowings under the revolving credit facility may not exceed $100.0 million. The term loan indebtedness was borrowed in September 2008 to fund a portion of the cash consideration for the ARAM acquisition.
     The interest rate on borrowings under the Amended Credit Facility is, at the Company’s option, (i) an alternate base rate (either the prime rate of HSBC Bank USA, N.A., or a federals funds effective rate plus 0.50%, plus an applicable interest margin) or (ii) for Eurodollar borrowings and borrowings in Euros, pounds sterling or Canadian dollars, a LIBOR-based rate, plus an applicable interest margin. The amount of the applicable interest margin is determined by reference to a leverage ratio of total funded debt to consolidated EBITDA for the four most recent trailing fiscal quarters. The interest rate margins range from 2.875% to 5.5% for alternate base rate borrowings, and from 3.875% to 6.5% for Eurodollar borrowings. As of June 30, 2009, $110.9 million in outstanding term loan indebtedness under the Amended Credit Facility accrued interest at an applicable LIBOR-based interest rate of 6.2% per annum, while $98.0 million in total outstanding revolving credit indebtedness under the Amended Credit Facility accrued interest at an applicable LIBOR-based interest rate of 5.6% per annum. The average effective interest rates for the quarter ended June 30, 2009 under the LIBOR-based rates for the term loan indebtedness and the Amended Credit Facility were 6.2% and 5.5%, respectively.

     At March 31, 2009, the Company was in compliance with all of the financial covenants under the terms of the Amended Credit Facility and the Bridge Loan Agreement. However, based upon the Company’s first quarter results and its then-current operating forecast for the remainder of 2009, management for the Company determined that it was probable that, if the Company and its subsidiaries did not take any mitigating actions, they would not be in compliance with one or more of the Company’s financial covenants under those two debt agreements for the period ending September 30, 2009. As a result, the Company approached the lenders under the Amended Credit Facility to obtain amendments to relax certain of these financial covenants and completed a private placement of the Company’s common stock, which, along with its cash on hand, generated sufficient funds to repay the outstanding indebtedness under the Bridge Loan Agreement. See further discussion of the private placement offering at Note 8 “— Issuance of Common Stock.”
     The Company and its bank lenders entered into a Fifth Amendment to the Amended Credit Facility in June 2009. Excluding certain amendments to the financial covenants, which are incorporated into the description of financial covenants below, the principal modifications to the terms of the Amended Credit Agreement resulting from the Fifth Amendment were as follows:
•	Increased applicable maximum interest rate margins in the event that the Company’s leverage ratio exceeds 2.25 to 1.0 — from 4.5% to up to 5.5% for alternate base rate loans, and from 5.5% to up to 6.5% for LIBOR-rate loans;

•	Modified a restricted payments covenant and permitting the Company to apply up to $6.0 million of its available cash on hand to prepay the indebtedness under the Bridge Loan Agreement;

•	Added a requirement for the Company to apply 50% of its “Excess Cash Flow,” if any, calculated with respect to a just-completed fiscal year, to the prepayment of the term loan under the Amended Credit Agreement if the Company’s fixed charge coverage ratio or its leverage ratio for the just-completed fiscal year does not meet certain requirements; and

•	Modified Section 2.18 of the Credit Agreement to (i) prohibit any increase in the revolving commitments under the Amended Credit Facility until the Company has delivered its compliance certificate for the period ending September 30, 2009, and then only if certain fixed charge coverage ratio and leverage ratio requirements are met, and (ii) reduce the maximum revolving credit facility amount to which the Amended Credit Facility can be increased to $140.0 million.
     The Amended Credit Agreement contains covenants that restrict the Company, subject to certain exceptions, from:
•	Incurring additional indebtedness (including capital lease obligations), granting or incurring additional liens on the Company’s properties, pledging shares of the Company’s subsidiaries, entering into certain merger or other similar transactions, entering into transactions with affiliates, making certain sales or other dispositions of assets, making certain investments, acquiring other businesses and entering into certain sale-leaseback transactions with respect to certain of the Company’s properties; or

•	Paying cash dividends on the Company’s common stock and repurchasing and acquiring shares of the Company’s common stock unless (i) there is no event of default under the Amended Credit Facility and (ii) the amount of cash used for cash dividends, repurchases and acquisitions does not, in the aggregate, exceed an amount equal to the excess of 30% of ION’s domestic consolidated net income for the Company’s most recently completed fiscal year over $15.0 million.
     The Amended Credit Facility also requires the Company to be in compliance with certain financial covenants, including requirements for the Company and its domestic subsidiaries to:
•	maintain a minimum fixed charge coverage ratio (which must be not less than 1.50 to 1.0 for the fiscal quarter ending June 30, 2009; 1.00 to 1.0 for the fiscal quarter ending September 30, 2009; 1.10 to 1.0 for the fiscal quarter ending December 31, 2009; 1.15 to 1.0 for the fiscal quarter ending March 31, 2010; 1.25 to 1.0 for the fiscal quarter ending June 30, 2010; 1.35 to 1.0 for the fiscal quarter ending September 30, 2010; and 1.50 to 1.0 the fiscal quarter ending December 31, 2010 and thereafter);

•	not exceed a maximum leverage ratio (2.75 to 1.0 for the fiscal quarter ending June 30, 2009; 3.00 to 1.0 for the fiscal quarter ending September 30, 2009 and December 31, 2009; 2.75 to 1.0 for the fiscal quarter ending March 31, 2010 and June 30,

2010; 2.5 to 1.0 for the fiscal quarter ending September 30, 2010; and 2.25 to 1.0 the fiscal quarter ending December 31, 2010 and thereafter); and

•	maintain a minimum tangible net worth of at least 80% of the Company’s tangible net worth as of September 18, 2008 (the date that the Company completed its acquisition of ARAM), plus 50% of the Company’s consolidated net income for each quarter thereafter, and 80% of the proceeds from any mandatorily convertible notes and preferred and common stock issuances for each quarter thereafter.
     At June 30, 2009, the Company was in compliance with all of the financial covenants under the terms of the Amended Credit Facility. As a result of entering into the Fifth Amendment, the Company expects to remain in compliance with the financial covenants under the Amended Credit Facility for the remainder of 2009.
     The term loan indebtedness under the Amended Credit Facility is subject to scheduled quarterly amortization payments of $4.7 million per quarter until December 31, 2010. Commencing on December 31, 2010, the quarterly principal amortization increases to $6.3 million per quarter until December 31, 2012, when the quarterly principal amortization amount increases to $9.4 million for each quarter until maturity on September 17, 2013. The term loan indebtedness matures on September 17, 2013, but the terms of the Amended Credit Facility allow the administrative agent to accelerate the maturity date to a date that is six months prior to the maturity date of additional debt financing that the Company may incur to refinance certain indebtedness incurred in connection with the ARAM acquisition.
     The Amended Credit Facility contains customary events of default provisions (including an event of default upon any “change of control” event affecting the Company), the occurrence of which could lead to an acceleration of ION’s payment obligations under the Amended Credit Facility.
     The Amended Credit Facility includes a $35.0 million sub-limit for the issuance of documentary and stand-by letters of credit, of which $1.8 million was outstanding at June 30, 2009. As of July 29, 2009, the Company had available $0.2 million of additional revolving credit borrowing capacity, which can be used solely to fund additional letters of credit under the Amended Credit Facility.
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
     Bridge Loan. On December 30, 2008, the Company and certain of its domestic subsidiaries (as guarantors) entered into the Bridge Loan Agreement with Jefferies Finance LLC (“Jefferies”). Under the Bridge Loan Agreement, the Company borrowed $40.8 million in unsecured indebtedness (the “Bridge Loan”) to refinance certain outstanding short-term indebtedness that had been loaned to the Company by Jefferies in connection with the completion of the Company’s acquisition of ARAM in September 2008. The maturity date of the Bridge Loan was January 31, 2010. In June 2009, the Company repaid the entire outstanding Bridge Loan indebtedness using the net proceeds of $38.2 million from a private placement of its common stock and $2.6 million of operating cash. Under the Bridge Loan Agreement, the Company was required to pay to Jefferies a non-refundable initial duration fee of 3.0% of the aggregate principal amount of the Bridge Loan outstanding (if any) on June 30, 2009 and a non-refundable additional duration fee of 2.0% of the aggregate principal amount of the Bridge Loan outstanding (if any) on September 30, 2009. However, due to the prepayment in June 2009, no such duration fees were required to be paid to Jefferies. The annual interest rate on the Bridge Loan at the time of its repayment was 15%. Inclusive of these additional fees (and an upfront fee previously paid of 5.0%), the effective interest rate on the Bridge Loan was 25.3% at the time of its repayment.
     Secured Equipment Financing. On June 29, 2009, the Company entered into a $20.0 million secured equipment financing transaction with ICON. Two master loan agreements were entered into with ICON in connection with this financing transaction: (i) the Company, ARAM Rentals Corporation, a Nova Scotia unlimited company (“ARC”), and ICON entered into a Canadian Master Loan and Security Agreement dated as of June 29, 2009 with regard to certain seismic equipment leased to customers by ARC, and (ii) the Company, ARAM Seismic Rentals, Inc., a Texas corporation (“ASRI”), and ICON entered into a Master Loan and Security Agreement (U.S.) dated as of June 29, 2009 with regard to certain seismic equipment leased to customers by ASRI (collectively, the

“ICON Loan Agreements”). All borrowed indebtedness under the ICON Loan Agreements is scheduled to mature on July 31, 2014. The Company intends to use the proceeds of the secured term loans for working capital and general corporate purposes.
     Under the ICON Loan Agreements, ICON advanced $12.5 million on June 29, 2009 and $7.5 million on July 20, 2009. The indebtedness under the ICON Loan Agreements is secured by first-priority liens in (a) certain ARAM seismic rental equipment owned by ARC or ASRI located in the United States and Canada (subject to certain exceptions), and certain additional and replacement seismic equipment owned by such subsidiaries from time to time, (b) written leases or other agreements evidencing payment obligations relating to the leasing by ARC or ASRI of this equipment to their respective customers, including their related receivables, (c) the cash or cash equivalents held by such subsidiaries and (d) any proceeds thereof.
     The repayment obligations of each of ARC and ASRI under the ICON Loan Agreements are guaranteed by the Company under a Guaranty dated as of June 29, 2009 (the “Guaranty”). The indebtedness under the ICON Loan Agreements and the Guaranty constitute permitted indebtedness under the Amended Credit Facility.
     Under both ICON Loan Agreements, interest on the outstanding principal amount will accrue at a fixed interest rate of 15% per annum calculated monthly, and is payable monthly on the first day of each month. Principal and interest are payable, commencing on September 1, 2009, in 60 monthly installments until the maturity date, when all remaining outstanding principal and interest will be due and payable. Pursuant to the ICON Loan Agreements, ICON received a non-refundable upfront fee of $0.3 million. In addition, ICON will receive an administrative fee equal to 0.5% of the aggregate principal amount of advances under the ICON Loan Agreements, payable at the end of each of the first four years during their terms. Inclusive of these additional fees, the effective interest rate on the secured equipment financing was 16.6% as of June 30, 2009.
     Beginning on August 1, 2012, and continuing until January 31, 2014, the outstanding principal balances of the loans may be prepaid in full by giving ICON 30 days’ prior written notice and paying a prepayment fee equal to 3.0% of the then-outstanding principal amount of the loans. Commencing on February 1, 2014, the loans may be prepaid in full by giving ICON 30 days’ prior written notice and without payment of any prepayment penalty or fee.
     Amended and Restated Subordinated Seller Note. As part of the purchase price for the ARAM acquisition, in September 2008, the Company’s acquisition subsidiary (“ION Sub”) issued an unsecured senior promissory note in the original principal amount of $35.0 million (the “Senior Seller Note”) to one of the selling shareholders of ARAM, now known as Maison Mazel Ltd. On December 30, 2008, in connection with other acquisition refinancing transactions that were completed on that date, the terms of the Senior Seller Note were amended and restated in an Amended and Restated Subordinated Promissory Note dated December 30, 2008 (the “Amended and Restated Subordinated Note”). The principal amount of the Amended and Restated Subordinated Note is $35.0 million and matures on September 17, 2013. The Company also entered into a guaranty dated December 30, 2008, whereby the Company guaranteed on a subordinated basis, ION Sub’s repayment obligations under the Amended and Restated Subordinated Note under a guaranty dated December 30, 2008. Interest on the outstanding principal amount under note accrued at the rate of 15% per annum, and is payable quarterly.
     The terms of the Amended and Restated Subordinated Note provide that the particular covenants contained in the Amended Credit Agreement (or in any successor agreement or instrument) that restrict the Company’s ability to incur additional indebtedness will be incorporated into the Amended and Restated Subordinated Note. However, under the Amended and Restated Subordinated Note, neither Maison Mazel nor any other holder of the Amended and Restated Subordinated Note have a separate right to consent to or approve any amendment or waiver of the covenant as contained in the Amended Credit Facility.
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

million ($40.0 million after the Bridge Loan has been paid in full), then ION Sub is obligated to repay in full from the total proceeds from such financing the then-outstanding principal of and interest on the Amended and Restated Subordinated Note.
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
     In April 2009, ION Sub assigned the Amended and Restated Subordinated Note to the Company, and the related guaranty by the Company of ION Sub’s repayment obligations was terminated. In connection with this assignment, ION Sub was released from its obligations under the Amended and Restated Subordinated Note.
     Subordinated Seller Note. As part of the purchase price for the ARAM acquisition in September 2008, ION Sub also issued to Maison Mazel, Ltd., one of the selling shareholders of ARAM, an unsecured promissory note in the principal amount of $10.0 million original principal amount unsecured promissory note. In connection with the refinancing transactions that occurred in December 2008, the obligations of ION Sub and the Company under this note and a related guaranty were terminated and extinguished in exchange for the Company’s assignment to Maison Mazel, Ltd. of the Company’s rights to a Canadian federal income tax refund (the “Refund Claim”). However, while the indebtedness under this note was legally extinguished, the liability for financial accounting purposes could not be extinguished on the Company’s consolidated balance sheet, and was included as short-term debt. In May 2009, the Company received and submitted to Maison Mazel, Ltd. the final Refund Claim. In June 2009, the remaining balance of $0.7 million of this indebtedness was paid.
     The fair market value of the Company’s outstanding notes payable and long-term debt was determined to be $270.6 million at June 30, 2009. Approximately $145.9 million of the Company’s total outstanding indebtedness was re-negotiated on December 30, 2008, and an additional $98.0 million of the Company’s revolving credit borrowings was re-negotiated in June 2009. Additionally, the debt under the ICON Loan Agreements totaling $12.5 million at June 30, 2009 was negotiated on June 29, 2009. As a result, all of the Company’s principal debt facilities were negotiated within the last six months using current market rates. Also, a majority of the Company’s indebtedness is variable-rate, which approximates fair value.
(10) Income Taxes
     The Company maintains a valuation allowance for a significant portion of its U.S. deferred tax assets. The valuation allowance is calculated in accordance with the provisions of SFAS 109, “Accounting for Income Taxes,” which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. In the event that the Company’s 2009 operating results are different than currently expected, an additional valuation allowance may be required to be established on the Company’s existing unreserved net U.S. deferred tax assets, which total $19.9 million at June 30, 2009. These existing unreserved U.S. deferred tax assets are currently considered to be “more likely than not” realized. The Company’s effective tax rates for the three months ended June 30, 2009 and 2008 were 19.7% (benefit on a loss) and 17.7% (provision on income), respectively. The Company’s effective tax rate for the six months ended June 30, 2009 and 2008 were 25.6% and 18.3%, respectively. The increase in the Company’s effective tax rate during the six months ended June 30, 2009 related primarily to the tax benefit on the impairment of intangible assets, which is taxed at 29%.

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
(11) Comprehensive Net Income (Loss)
     The components of comprehensive net income (loss) are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income (loss) applicable to common shares	$(11,266)	$15,445	$(49,709)	$23,073
Foreign currency translation adjustment	17,529	98	14,124	(236)

Comprehensive net income (loss)	$6,263	$15,543	$(35,585)	$22,837

(12) Stock-Based Compensation
     The Company calculated the fair value of each option award on the date of grant and each stock appreciation right award using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

	Six Months Ended June 30,
	2009	2008
Risk-free interest rates	1.6% - 2.4%	2.5% - 3.4%
Expected lives (in years)	4.1 - 4.7	5.0
Expected dividend yield	0%	0%
Expected volatility	86.3% - 91.9%	44.8% - 48.5%
     The computation of expected volatility during the six months ended June 30, 2009 and 2008 was based on an equally weighted combination of historical volatility and market-based implied volatility. Historical volatility was calculated from historical data for a period of time approximately equal to the expected life of the option award, starting from the date of grant. Market-based implied volatility was derived from traded options on the Company’s common stock having a life of approximately six months. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.
(13) Commitments and Contingencies
     Legal Matters. On June 12, 2009, WesternGeco L.L.C. (“WesternGeco”) filed a lawsuit against the Company in the United States District Court for the Southern District of Texas, Houston Division. In the lawsuit, styled WesternGeco L.L.C. v. ION Geophysical Corporation, WesternGeco alleges that the Company has infringed several United States patents regarding marine seismic streamer steering devices that are owned by WesternGeco. WesternGeco is seeking unspecified monetary damages and an injunction prohibiting the Company from making, using, selling, offering for sale or supplying any infringing products in the United States. Based on the Company’s review of the lawsuit filed by WesternGeco and the WesternGeco patents at issue, the Company believes that its products do not infringe any WesternGeco patents, that the claims asserted by WesternGeco are without merit and that the ultimate outcome of the claims against it will not result in a material adverse effect on the Company’s financial condition or results of operations. The Company intends to defend the claims against it vigorously.
     On June 16, 2009, the Company filed an answer and counterclaims against WesternGeco, in which the Company denies that it has infringed WesternGeco’s patents and asserts that the WesternGeco patents are invalid or unenforceable. The Company also asserts that WesternGeco’s Q-Marine system, components and technology infringe upon a United States patent owned by the Company related to marine seismic streamer steering devices. The claims by the Company also assert that WesternGeco misappropriated the Company’s proprietary technology and breached a confidentiality agreement between the parties by using the Company’s technology in its patents and products and that WesternGeco tortiously interfered with the Company’s relationship with its customers. In addition, the Company claims that the lawsuit by WesternGeco is an illegal attempt by WesternGeco to control and restrict competition in the market for marine seismic surveys performed using laterally steerable streamers. In its counterclaims, the Company is requesting various remedies and relief, including a declaration that the WesternGeco patents are invalid or unenforceable, an injunction prohibiting WesternGeco from making, using, selling, offering for sale or supplying any infringing products in the United States, a declaration that the WesternGeco patents should be co-owned by the Company, and an award of unspecified monetary damages.
     On July 10, 2009, Fletcher International, Ltd. (“Fletcher”), the holder of shares of the Company’s Series D Preferred Stock, filed a “books and records” proceeding in the Delaware Court of Chancery under Section 220(b) of the Delaware General Corporation Law, asking the Court to require the Company to produce a broad range of the Company’s documents and records for inspection. Section 220(b) allows stockholders of Delaware corporations to make a demand on the corporation for access to certain books and records of the corporation, provided that such demand is made with appropriate specificity and is made for a proper purpose. The Company intends to vigorously defend this proceeding with respect to information that it believes has not been requested with appropriate specificity or for a proper purpose as required by law.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Balance at beginning of period	$9,543	$13,185	$10,526	$13,439
Accruals for warranties issued during the period	351	1,101	(190)	2,490
Settlements made (in cash or in kind) during the period	(1,644)	(2,626)	(2,086)	(4,269)

Balance at end of period	$8,250	$11,660	$8,250	$11,660

(14) Concentration of Credit and Foreign Sales Risks
     The majority of the Company’s foreign sales are denominated in U.S. dollars. Product revenues are allocated to geographical locations on the basis of the ultimate destination of the equipment, if known. If the ultimate destination of such equipment is not known, product revenues are allocated to the geographical location of initial shipment. Service revenues related primarily to the ION Solutions division are allocated based upon the billing location of the customer. For the six months ended June 30, 2009 and 2008, international sales comprised 61% and 60%, respectively, of total net revenues. For the six months ended June 30, 2009, the Company recognized $32.2 million of sales to customers in Europe, $36.4 million of sales to customers in the Asia Pacific region, $25.6 million of sales to customers in the Middle East, $14.0 million of sales to customers in Latin American countries, $3.1 million of sales to customers in the Commonwealth of Independent States, or former Soviet Union (CIS) and $14.4 million of sales to customers in Africa. In recent years, the CIS and certain Latin American countries have experienced economic problems and uncertainties. However, given the recent market downturn, more countries and areas of the world have also begun to experience economic problems and uncertainties. To the extent that world events or economic conditions negatively affect the Company’s future sales to customers in these and other regions of the world or the collectibility of the Company’s existing receivables, the Company’s future results of operations, liquidity, and financial condition would be adversely affected.
(15) Recent Accounting Pronouncements
     In June 2009, the Financial Accounts Standards Board (FASB) issued SFAS No. 165, “Subsequent Events,” (SFAS 165). SFAS 165 provides further background and clarification on the definition and disclosure requirements of subsequent events. The requirements under SFAS 165 provide that a Company’s financial statements reflect the effect of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing the financial statements. The Company is not required to reflect the effects of subsequent events that relate to conditions arising after the date of the balance sheet. The provisions for SFAS 165 were effective for interim or annual periods beginning after June 15, 2009 and shall be applied prospectively. The adoption of SFAS 165 did not have a material impact to the Company’s financial position, results of operations or cash flows.
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 provide additional clarification on interim disclosures and require public companies to disclose the fair value of financial instruments whenever companies publish interim financial summary information. The provisions for FSP FAS 107-1 and APB 28-1 were effective for interim periods ending after June 15, 2009 with earlier adoption permitted. The Company adopted FSP FAS 107-1 and APB 28-1 on the effective date. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact to the Company’s financial position, results of operation or cash flows.
     In April 2009, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (FSP FAS 115-1 and FAS 124-1). FSP FAS 115-1 and FAS 124-1 provide additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. This staff position changes (i) the method for determining whether an other-than-temporary impairment exists for debt securities and for cost method investments; and (ii) the amount of an impairment charge to be recorded in earnings. FSP FAS 115-1 and FAS 124-1 was effective for interim and annual periods ending after June 15, 2009. The Company has determined that it is not practicable to estimate the fair value of its cost method investments, as quoted market prices are not available. During 2009, there were no events or changes in circumstances that would indicate a significant adverse effect on the fair value of the Company’s investments. The aggregate carrying amount of cost method investments was $5.0 million at June 30, 2009, and was included within Other Assets. The adoption of FSP FAS 115-1 and FAS 124-1 did not have a material impact to the Company’s financial position, results of operation or cash flows.
     In September 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1), which was effective for fiscal years beginning after December 15, 2008. This FSP would require unvested share-based payment awards containing non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be included in the computation of basic earnings per share according to the two-class method. The adoption of FSP EITF 03-6-1 did not have a material impact on the Company’s earnings per share computation.

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
     Our Current Debt Levels. In connection with the ARAM acquisition, we increased our indebtedness significantly. As of June 30, 2009, we had outstanding total indebtedness of approximately $270.6 million, including capital lease obligations. Total indebtedness on that date included $110.9 million of five-year term indebtedness and $98.0 million in revolving credit debt, in each case incurred under our amended commercial banking credit facility (the “Amended Credit Facility”). Total indebtedness on that date also included $12.5 million in borrowings under a secured equipment financing transaction. We also had as of that date $35.0 million of subordinated indebtedness outstanding under an amended and restated subordinated promissory note (the “Amended and Restated Subordinated Note”) that we had issued to one of ARAM’s selling shareholders as part of the purchase price consideration for the acquisition of ARAM.
     As of June 30, 2009 and July 29, 2009, we had available $0.2 million of additional revolving credit borrowing capacity, which can be used only to fund additional letters of credit under the Amended Credit Facility. Our cash and cash equivalents as of July 29, 2009 were approximately $34.0 million compared to $36.6 million at June 30, 2009.
     We reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, that, as of that date, we were in compliance with all of our financial covenants under (i) our Amended Credit Facility and (ii) our Bridge Loan Agreement dated as of December 30, 2008 (the “Bridge Loan Agreement”) with Jefferies Finance LLC (“Jefferies”). We also reported that, based upon our 2009 first quarter results and our then-current operating forecast for the remainder of 2009, it was probable that, unless certain mitigating actions were taken, we would not be in compliance for the period ending September 30, 2009 with certain of the financial covenants contained in Amended Credit Facility loan agreement and the Bridge Loan Agreement. To remedy these uncertainties, during June 2009, we repaid the Bridge Loan Agreement indebtedness and entered into an additional amendment (the “Fifth Amendment”) to the Amended Credit Facility. Among other things, the Fifth Amendment modified certain of the financial and other covenants contained in the Amended Credit Facility. See further discussion below at “— Liquidity and Capital Resources — Sources of Capital” and at Note 9 “— Notes Payable, Long-Term Debt and Lease Obligations.”
     On June 4, 2009, we completed a private placement transaction under which we issued and sold 18,500,000 shares of our common stock in privately-negotiated transactions, for aggregate gross proceeds of approximately $40.7 million. The $38.2 million of net proceeds from the offering, along with $2.6 million of cash on hand, were applied to repay in full the outstanding indebtedness under the Bridge Loan Agreement. The indebtedness under the Bridge Loan Agreement had been scheduled to mature on January 31, 2010.

See further discussion below at “— Liquidity and Capital Resources — Sources of Capital” and at Note 9 “— Notes Payable, Long-Term Debt and Lease Obligations.”
     On June 29, 2009, we entered into a $20.0 million secured equipment financing with ICON ION, LLC (“ICON”), an affiliate of ICON Capital Inc. We received $12.5 million from ICON on June 29, 2009 and $7.5 million on July 20, 2009. All borrowed indebtedness under the master loan agreements governing this equipment financing arrangement is scheduled to mature on July 31, 2014. The obligations under these master loan agreements are guaranteed by us under a guaranty dated as of June 29, 2009 (the “Guaranty”). The indebtedness under these loan agreements and this guaranty constitute permitted indebtedness under the Amended Credit Facility. We intend to use the proceeds of the secured term loans for working capital and general corporate purposes. See further discussion below at “— Liquidity and Capital Resources — Sources of Capital” and at Note 9 “— Notes Payable, Long-Term Debt and Lease Obligations.”
     As a result of entering into our Fifth Amendment and repaying the indebtedness under our Bridge Loan Agreement, we expect to remain in compliance with the financial covenants under the Amended Credit Facility for the remainder of 2009. Also, by virtue of the repayment of the Bridge Loan Agreement indebtedness and our entering into the secured equipment financing, we believe that our cash on hand and cash generated from our operations will be sufficient to fund our operations for the remainder of 2009.
     However, there are certain possible scenarios and events beyond our control, such as lack of improvement in E&P company and seismic contractor spending, lack of improvement in our operating results, significant write-downs of accounts receivable or inventories, changes in certain currency exchange rates and other factors, that could cause us to fall out of compliance with certain financial covenants contained in the Amended Credit Facility for the period ending September 30, 2009. Our failure to comply with such covenants could result in an event of default that, if not cured or waived, could have a material adverse effect on our financial condition, results of operations and debt service capabilities. If we were not able to satisfy all of these covenants, we would need to seek to amend, or seek one or more waivers of, those covenants under the Amended Credit Facility. There can be no assurance that we would be able to obtain any such waivers or amendments, in which case we would likely seek to obtain new secured debt, unsecured debt or equity financing. However, there also can be no assurance that such debt or equity financing would be available on terms acceptable to us or at all. In the event that we would need to amend the Amended Credit Facility, or obtain new financing, we would likely incur up front fees and higher interest costs and other terms in the amendment would likely be less favorable to us than those currently provided under the Amended Credit Facility.
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
     The current global financial crisis, which has contributed, among other things, to significant reductions in available capital and liquidity from banks and other providers of credit, has resulted in the worldwide economy entering into a recessionary period, which may be prolonged and severe. Oil prices have been highly volatile in recent periods, increasing to record levels in the second quarter of 2008 and then sharply declining thereafter, falling to approximately $35 per barrel during the first quarter of 2009. By the end of July 2009, oil prices were approximately $70 per barrel. Due to oversupplies of natural gas, prices for natural gas at the Henry Hub interconnection point at the end of July 2009 were approximately 75% below the July 2008 price of $13.31 per mmBtu. These conditions have sharply curtailed demand for exploration activities in North America and other regions. The uncertainty surrounding future economic activity levels and the tightening of credit availability have resulted in decreased sales for several of our businesses. Our land seismic equipment businesses in North America and Russia have been particularly adversely affected.
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
     In response to this downturn, we have taken measures to further reduce operating costs in our businesses. We expect that 2009 will prove to be a challenging year for our North America and Russia land systems and vibroseis truck sales. In addition, we have slowed our capital spending, including investments for our multi-client data library, and are projecting capital expenditures for 2009 at $90 million to $95 million compared with $127.9 million for the comparable period in 2008. Of that total, we expect to spend approximately $80 million to $85 million on investments in our multi-client data library during 2009, and we anticipate that a majority of this investment will be underwritten by our customers. To the extent our customers’ commitments do not reach an acceptable level of pre-funding, the amount of our anticipated investment could significantly decline. The remaining sums are expected to be funded from internally generated cash.
     Through a variety of other resources, we are continuing to explore ways to reduce our cost structure. We have taken a deliberate approach to analyzing product and service demand in our business and are taking a more conservative approach in offering extended financing terms to our customers. To date, our most significant cost reduction has related to reduced headcount. During the fourth quarter of 2008 and continuing through the first six months of 2009, we reduced our headcount by 319 positions, or approximately 21% of our employee headcount, in order to adjust to the expected lower levels of activity. Including all contractors and employees, we reduced our headcount by 424 positions, or 23%. In April 2009, we also initiated a salary reduction program that reduced employee salaries. The salary reductions reduced affected employees’ annual base salaries by 12% for our chief executive officer, chief operating officer and chief financial officer, 10% for all other executives and senior management, and 5% for most other employees. We have adopted a variable payment plan whereby employees affected by the salary reduction program may receive a payment in the beginning of 2010 approximately equal to the amount of the salary reduction plus interest if we achieve certain predetermined levels of adjusted EBITDA during 2009 and our Board of Directors determines that our liquidity levels are sufficient to allow the payments. Our Board also elected to implement a 15% reduction in director fees. In addition to the salary reduction program, we suspended our matching contributions to employee 401(k) plan contributions. Based upon these cost reduction initiatives, we currently expect to generate annual savings of approximately $43 million. We have also reduced our research and development spending but will continue to fund strategic programs to position us for the expected recovery in economic activity. Overall, we will give priority to generating cash flow and reducing our cost structure, while maintaining our long-term commitment to continued technology development. Our business is mainly technology-based. We are not in the field crew business, and therefore do not have large amounts of capital and other resources invested in vessels or other assets necessary to support contracted acquisition services, nor do we have large manufacturing facilities. This cost structure gives us the flexibility to rapidly adjust our expense base when downward economic cycles affect our industry. This business model has also allowed us to reduce our annual operating expense by approximately $43 million in a very short period of time. We have focused on rapidly adjusting our headcount to better match the current level of activity, while preserving investment in our longer-term research and development programs. This flexibility should allow us to be better positioned for the expected recovery.
     While the current global recession and the decline in oil and gas prices have slowed demand for our products and services in the near term, we believe that our industry’s long-term prospects remain favorable because of the declining rates in oil and gas production and the relatively small number of new discoveries of oil and gas reserves. We believe that technology that adds a competitive advantage through cost reductions or improvements in productivity will continue to be valued in our marketplace, even in the current difficult market. For example, we believe that our new technologies, such as FireFly®, DigiFIN™ and Orca®, will continue to attract interest from our customers because those technologies are designed to deliver improvements in image quality within more productive delivery systems. We have adjusted much of our sales efforts for our ARIES® land seismic systems from North America to international sales channels (other than Russia). In late 2008, we announced the commercialization of our ARIES II™ system, which we believe will provide more flexibility for users.
     2009 Developments. Our overall total net revenues of $207.4 million for the six months ended June 30, 2009 decreased $113.4 million, or 35.4%, compared to total net revenues for the six months ended June 30, 2008. Our overall gross profit percentage for the first six months of 2009 was 32.2% compared to 33.2% for the first six months of 2008. In the first six months of 2009, we recorded a loss from operations of ($44.8) million (which includes the effect of an impairment of intangible assets charge of $38.0 million in the first quarter of 2009), compared to $30.0 million income from operations for the first six months of 2008.
     Developments to date in 2009 include the following:
•	In January 2009, we announced our first commercial delivery of a multi-thousand station FireFly system equipped with digital, full-wave VectorSeis® sensors to the world’s largest land contractor. The deployment in the second quarter of 2009 of our first commercialized FireFly system occurred in a producing hydrocarbon basin containing reservoirs that have proven difficult to image with conventional seismic techniques.

•	In March 2009, we announced that we had signed an agreement with The Polarcus Group of Companies for the provision of seismic data processing services. Under the agreement, we will provide hardware, software and geophysicists in order to support a seismic project’s entire imaging lifecycle, from the vessel to an onshore data processing center.

•	In April 2009, we announced that a 6,100 station FireFly system will be utilized by a super major to undertake two high channel count, multicomponent (full-wave) seismic acquisition programs in northeast Texas.

•	In April 2009, we announced the first commercial sale of our cable-based ARIES II seismic recording platform to one of the world’s largest geophysical services providers. The sale includes two 5,000 channel ARIES II recording systems that the customer plans to deploy on upcoming, high-channel count seismic surveys.

•	In May 2009, we announced that an 8,000 station FireFly system will be utilized by Compania Mexicana de Exploraciones (Comesa), an oilfield services company majority-owned by PEMEX, the national oil company of Mexico, on three projects in Mexico.

•	In May 2009, we announced that we had successfully acquired an additional 6,200 kilometers of regional seismic data offshore India’s western coast as part of our ongoing IndiaSPAN™ program. Another 3,800 kilometers has since been acquired off the east coast of India.

     Key Financial Metrics. The following table provides an overview of key financial metrics for our company as a whole and our four business segments during the three and six months ended June 30, 2009, compared to those periods one year ago (in thousands, except per share amounts):

			Comparable			Comparable
	Three Months Ended		Quarter	Six Months Ended		Year-to-Date
	June 30,		Increase	June 30,		Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)
Net revenues:
Land Imaging Systems	$30,415	$45,820	(33.6%)	$64,597	$95,708	(32.5%)
Marine Imaging Systems	24,224	50,368	(51.9%)	42,677	84,856	(49.7%)
Data Management Solutions	9,217	9,596	(3.9%)	16,463	18,762	(12.3%)

Total ION Systems	63,856	105,784	(39.6%)	123,737	199,326	(37.9%)
ION Solutions Division	36,654	74,881	(51.1%)	83,663	121,498	(31.1%)

Total	$100,510	$180,665	(44.4%)	$207,400	$320,824	(35.4%)

Income (loss) from operations:
Land Imaging Systems	$(6,130)	$1,320	(564.4%)	$(10,877)	$4,615	(335.7%)
Marine Imaging Systems	7,743	11,181	(30.7%)	10,504	21,182	(50.4%)
Data Management Solutions	5,818	5,468	6.4%	10,248	10,676	(4.0%)

Total ION Systems	7,431	17,969	(58.6%)	9,875	36,473	(72.9%)
ION Solutions Division	3,928	16,070	(75.6%)	9,134	22,297	(59.0%)
Corporate	(11,562)	(14,303)	(19.2%)	(25,744)	(28,739)	(10.4%)
Impairment of intangible assets	—	—	0.0%	(38,044)	—	(100.0%)

Total	$(203)	$19,736	(101.0%)	$(44,779)	$30,031	(249.1%)

Net income (loss) applicable to common shares	$(11,266)	$15,445		$(49,709)	$23,073

Basic net income (loss) per common share	$(0.11)	$0.16		$(0.49)	$0.25
Diluted net income (loss) per common share	$(0.11)	$0.16		$(0.49)	$0.24
     We intend that the following discussion of our financial condition and results of operations will provide information that will assist in understanding our consolidated financial statements, the changes in certain key items in those financial statements from quarter to quarter, and the primary factors that accounted for those changes. Our results of operations for the three and six months ended June 30, 2009 have been affected by our acquisition of ARAM on September 18, 2008, which may affect the comparability of certain of the financial information contained in this Form 10-Q.
     There are a number of factors that could impact our future operating results and financial condition, and may, if realized, cause our expectations set forth in this Form 10-Q and elsewhere to vary materially from what we anticipate. See Item 1A. “Risk Factors” below.
     The information contained in this Quarterly Report on Form 10-Q contains references to our trademarks, service marks and registered marks, as indicated. Except where stated otherwise or unless the context otherwise requires, the terms “VectorSeis,” “GATOR,” “Scorpion,” “SPECTRA,” “Orca,” “ARAM” and “FireFly” refer to our VectorSeis®, GATOR®, Scorpion®, SPECTRA®, Orca®, ARAM® and FireFly® registered marks, and the terms “BasinSPAN,” “DigiFIN,” “DigiSTREAMER” and “ARIES II” refer to our BasinSPAN™, DigiFIN™, DigiSTREAMER™ and ARIES II™ trademarks and service marks.

Results of Operations
     Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
     Net Revenues. Net revenues of $100.5 million for the three months ended June 30, 2009 decreased $80.2 million, or 44.4%, compared to the corresponding period last year. Land Imaging Systems’ net revenues decreased by $15.4 million, to $30.4 million compared to $45.8 million in the corresponding period of last year. This decrease related mainly to the continued decreased market demand in North America and Russia for land seismic equipment, partially offset by the sale of FireFly system to the world’s largest land contractor in the second quarter of 2009. Marine Imaging Systems’ net revenues for the three months ended June 30, 2009 decreased by $26.2 million to $24.2 million compared to $50.4 million in the corresponding period of last year, principally due to the decrease in VectorSeis Ocean (VSO) system sales in 2008 which were not repeated during the three months ended June 30, 2009. This decrease was partially offset by multiple sales of our DigiFIN positioning systems. Revenues from our Data Management Solutions segment (our Concept Systems subsidiary) decreased slightly compared to the corresponding period of last year. This decrease was due entirely to the effect of foreign currency exchange rate fluctuations compared to a year ago. Converting those revenues to Data Management Solutions’ domestic currency of British Pounds Sterling, revenues for the second quarter of 2009 increased £1.0 million compared to the second quarter of 2008.
     Our ION Solutions division’s net revenues decreased by $38.2 million, to $36.7 million for the three months ended June 30, 2009, compared to $74.9 million in the corresponding quarter of 2008. The results for the second quarter of 2009 reflected decreased multi-client data library and new venture program sales, partially offset by increases in data processing service revenues.
     Gross Profit and Gross Profit Percentage. Gross profit of $33.0 million for the three months ended June 30, 2009 decreased $25.0 million, compared to the corresponding period last year. Gross profit percentages for the three months ended June 30, 2009 and 2008 were 32.9% and 32.1%, respectively. The slight increase in gross margin percentage occurred primarily in our Marine Imaging Systems division and is principally due to product mix combined with lower sales of VectorSeis Ocean (VSO) acquisition system equipment compared to prior year. We experienced higher margin sales in our Data Management Solutions segment as well. ION Solutions segment’s gross profit percentage slightly decreased due to product mix, while the Land Imaging Systems business segment showed a decrease in margins primarily due to increased amortization expense related to ARAM’s acquired intangibles, combined with more higher margin sales in the second quarter of 2008 compared with the second quarter of 2009.
     Research, Development and Engineering. Research, development and engineering expense was $10.8 million, or 10.7% of net revenues, for the three months ended June 30, 2009, a decrease of $1.1 million compared to $11.9 million, or 6.6% of net revenues, for the corresponding period last year. The decrease was due primarily to decreased salary and payroll expenses related to our reduced headcount and lower supply and equipment costs due to the focus on cost reduction during the current market downturn. Based upon the recently initiated restructuring programs, we expect to continue to incur lower costs related to our research, development and engineering efforts than in prior periods as mentioned in Item 2. “— Executive Summary” above.
     Marketing and Sales. Marketing and sales expense of $8.9 million, or 8.9% of net revenues, for the three months ended June 30, 2009 decreased $3.3 million compared to $12.2 million, or 6.8% of net revenues, for the corresponding period last year. The decrease in our sales and marketing expenditures reflects decreased salary and payroll expenses related to our reduced headcount, a decrease in travel expenses as part of our cost reduction measures and a decrease in conventions, exhibits and advertising expenses related to cost reduction measures and the timing of the expenses throughout the year. Based upon the recently initiated restructuring programs, we expect to continue to incur lower costs related to our marketing and sales efforts than in prior periods as mentioned in Item 2. “— Executive Summary” above.
     General and Administrative. General and administrative expenses of $13.6 million for the three months ended June 30, 2009 decreased $0.6 million compared to $14.2 million for the second quarter of 2008. General and administrative expenses as a percentage of net revenues for the three months ended June 30, 2009 and 2008 were 13.5% and 7.9%, respectively. The slight decrease in general and administrative expense reflects lower operating expenses due to the focus on cost reduction, which was partially offset by the inclusion of ARAM’s expenses in 2009 and increased bad debt expenses. Based upon the recently initiated restructuring programs, we expect to continue to incur lower costs related to our general and administrative activities than in prior periods as mentioned in Item 2. “— Executive Summary” above.

     Interest Expense. Interest expense of $6.9 million for the three months ended June 30, 2009 increased $6.2 million compared to $0.7 million for the second quarter of 2008. The increase is due to the higher levels of outstanding indebtedness and the higher effective interest rate under the Bridge Loan Agreement that we extinguished during the second quarter of 2009 combined with increased revolver borrowings of $98.0 million. See “— Liquidity and Capital Resources — Sources of Capital” below. Because of these increased levels of borrowed indebtedness, our interest expense will continue to be significantly higher in 2009 than we experienced in prior years.
     Other Income (Expense). Other expense for the three months ended June 30, 2009 was $6.4 million compared to other income of $0.3 million for the second quarter of 2008. The other expense for the second quarter of 2009 mainly relates to higher foreign currency exchange losses that primarily resulted from our operations in Canada and in the United Kingdom.
     Income Tax Expense (Benefit). Income tax benefit for the three months ended June 30, 2009 was ($2.5) million compared to income tax expense of $3.5 million for the three months ended June 30, 2008. We continue to maintain a valuation allowance for a significant portion of our U.S. federal net deferred tax assets. Our effective tax rates for the three months ended June 30, 2009 and 2008 were 19.7% (benefit on a loss) and 17.7% (provision on income), respectively.
     Preferred Stock Dividends. The preferred stock dividend relates to our Series D-1, Series D-2 and Series D-3 Cumulative Convertible Preferred Stock (collectively referred to as the Series D Preferred Stock) that we issued in February 2005, December 2007 and February 2008, respectively. Quarterly dividends must be paid in cash. Dividends are paid at a rate equal to the greater of (i) 5% per annum or (ii) the three month LIBOR rate on the last day of the immediately preceding calendar quarter plus 2 1/2% per annum. All dividends paid to date on the Series D Preferred Stock have been paid in cash. The Series D Preferred Stock dividend rate was 5.0% at June 30, 2009.
     Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
     Net Revenues. Net revenues of $207.4 million for the six months ended June 30, 2009 decreased $113.4 million, or 35.4%, compared to the corresponding period last year. Land Imaging Systems’ net revenues decreased by $31.1 million, to $64.6 million compared to $95.7 million in the corresponding period of last year. This decrease related mainly to the continued decreased market demand in North America and Russia for land seismic equipment. Marine Imaging Systems’ net revenues for the six months ended June 30, 2009 decreased by $42.2 million to $42.7 million compared to $84.9 million in the corresponding period of last year, principally due to the timing of new marine vessels being introduced into the market. This decrease was partially offset by multiple sales of our DigiFIN system and several marine streamer positioning system sales in the second quarter of 2009. Revenues from our Data Management Solutions segment (our Concept Systems subsidiary) of $16.5 million for the first half of 2009 decreased from the $18.8 million in revenues for the corresponding period of last year. This decrease was due entirely to the effect of foreign currency exchange rate fluctuations compared to a year ago. Converting those revenues to Data Management Solutions’ domestic currency of British Pounds Sterling, revenues for the first quarter of 2009 increased £1.4 million compared to the first half of 2008.
     Our ION Solutions division’s net revenues decreased by $37.8 million, to $83.7 million for the six months ended June 30, 2009, compared to $121.5 million in the corresponding period of 2008. The results for the first half of 2009 reflected decreased multi-client data library and new venture program sales, partially offset by increases in data processing service revenues.
     Gross Profit and Gross Profit Percentage. Gross profit of $66.7 million for the six months ended June 30, 2009 decreased $39.7 million, compared to the corresponding period last year. Gross profit percentages for the six months ended June 30, 2009 and 2008 were 32.2% and 33.2%, respectively. The gross margin remained stable, despite decreases in the margins of our Land Imaging Systems division, which were principally due to increased amortization expense related to ARAM’s acquired intangibles. We experienced higher margin sales in both our Data Management Solutions and our Marine Imaging Systems segments compared to the prior year. ION Solutions segment’s gross profit percentage slightly decreased primarily due to product mix sold for the quarter.
     Research, Development and Engineering. Research, development and engineering expense was $22.2 million, or 10.7% of net revenues, for the six months ended June 30, 2009, a decrease of $1.8 million compared to $24.0 million, or 7.5% of net revenues, for the corresponding period last year. The decrease was due primarily to decreased salary and payroll expenses related to our reduced headcount and lower supply and equipment costs due to the focus on cost reduction during the current market downturn. Based upon the recently initiated restructuring programs, we expect to incur lower costs related to our research, development and engineering efforts than in prior periods as mentioned in Item 2. “— Executive Summary” above.
     Marketing and Sales. Marketing and sales expense of $18.7 million, or 9.0% of net revenues, for the six months ended June 30, 2009 decreased $4.7 million compared to $23.4 million, or 7.3% of net revenues, for the corresponding period last year. The decrease in our sales and marketing expenditures reflects decreased salary and payroll expenses related to our reduced headcount, a decrease in travel expenses as part of our cost reduction measures and a decrease in conventions, exhibits and advertising expenses related to cost reduction measures and the timing of the expenses throughout the year. Based upon the recently initiated restructuring programs, we expect to continue to incur lower costs related to our marketing and sales efforts than in prior periods as mentioned in Item 2. “— Executive Summary” above.
     General and Administrative. General and administrative expenses of $32.6 million for the six months ended June 30, 2009 increased $3.6 million compared to $29.0 million for the first six months of 2008. General and administrative expenses as a percentage of net revenues for the six months ended June 30, 2009 and 2008 were 15.7% and 9.0%, respectively. The increase in general and administrative expense reflects the inclusion of ARAM’s expenses in 2009, severance charges related to the recent reductions in headcount and increased bad debt expenses. Based upon the recently initiated restructuring programs, we expect to continue to incur lower costs related to our general and administrative activities than in prior periods as mentioned in Item 2. “— Executive Summary” above.
     Impairment of Intangible Assets. At March 31, 2009, we further evaluated our intangible assets for potential impairment. Based upon our evaluation and given the current market conditions, we determined that approximately $38.0 million of proprietary technology and customer relationships (written off entirely) related to ARAM acquired intangibles were impaired. In the fourth quarter of 2008, we recorded an impairment charge of $10.1 million related to ARAM’s customer relationships, trade name and non-compete agreements. Our net book value associated with ARAM’s acquired intangibles is $34.3 million at June 30, 2009 and has a remaining weighted average life of 6.7 years.
     Interest Expense. Interest expense of $14.3 million for the six months ended June 30, 2009 increased $13.2 million compared to $1.1 million for the first quarter of 2008. The increase is due to the higher levels of outstanding indebtedness and the higher effective interest rate of the Bridge Loan Agreement that we extinguished in the second quarter of 2009, combined with increased revolver borrowings of $98.0 million. See “— Liquidity and Capital Resources — Sources of Capital” below. Because of these increased levels of borrowed indebtedness, our interest expense will continue to be significantly higher in 2009 than we experienced in prior years.
     Other Income (Expense). Other expense for the six months ended June 30, 2009 was $6.4 million compared to other income of $0.5 million for the six months ended June 30, 2008. The other expense for the six months ended June 30, 2009 mainly relates to higher foreign currency exchange losses that primarily resulted from our operations in Canada and in the United Kingdom.
     Income Tax Expense (Benefit). Income tax benefit for the six months ended June 30, 2009 was ($16.5) million compared to income tax expense of $5.6 million for the six months ended June 30, 2008. We continue to maintain a valuation allowance for a significant portion of our U.S. federal net deferred tax assets. Our effective tax rates for the six months ended June 30, 2009 and 2008 were 25.6% (benefit on a loss) and 18.3% (provision on income), respectively. The increase in our effective tax rate relates primarily to the tax benefit related to the further impairment of intangible assets (discussed above), which is taxed at 29%. The inclusion of this benefit at the higher rate increased the overall effective tax rate for the six month period. See Note 10 “— Income Taxes” of Part I, Item 1 of this Form 10-Q.
Liquidity and Capital Resources
Sources of Capital
     Our cash requirements include our working capital requirements, debt service payments, dividend payments on our preferred stock, data acquisitions and capital expenditures. In recent years, our primary sources of funds have been cash flow from operations, existing cash balances, equity issuances and our revolving credit facility (see ” — Revolving Line of Credit and Term Loan Facilities” below).

     At June 30, 2009, our outstanding credit facilities and debt consisted of:
•	Our Amended Credit Facility, comprised of:
•	An amended revolving line of credit sub-facility; and

•	A $125.0 million original principal amount term loan;
•	A secured equipment financing; and

•	A $35.0 million Amended and Restated Subordinated Promissory Note.
     Revolving Line of Credit and Term Loan Facilities. In July 2008, we, ION Sàrl, and certain of our domestic and other foreign subsidiaries (as guarantors) entered into a $100 million amended and restated revolving credit facility under the terms of an amended credit agreement with our commercial bank lenders (this agreement, as it has been further amended, is referred to as the “Amended Credit Agreement”). This amended and restated revolving credit facility provided us with additional flexibility for our international capital needs by not only permitting borrowings by ION Sàrl under the facility but also providing us and ION Sàrl the ability to borrow in alternative currencies.
     Under the terms of the Amended Credit Agreement, up to $60.0 million (or its equivalent in foreign currencies) is available for non-U.S. borrowings by ION Sàrl and up to $75.0 million is available for domestic borrowings; however, the total level of outstanding borrowings under the revolving credit facility cannot exceed $100.0 million. The Amended Credit Agreement includes provisions for an accordion feature, under which the total lenders’ commitments following September 2009 under the Amended Credit Agreement could be increased by up to $40.0 million, subject to the satisfaction of certain conditions.
     On September 17, 2008, we added a new $125.0 million term loan sub-facility under the Amended Credit Agreement, and borrowed $125.0 million in term loan indebtedness and $72.0 million under the revolving credit sub-facility to fund a portion of the cash consideration for the ARAM acquisition.
     The interest rate on borrowings under our Amended Credit Facility is, at our option, (i) an alternate base rate (either the prime rate of HSBC Bank USA, N.A., or a federals funds effective rate plus 0.50%, plus an applicable interest margin) or (ii) for Eurodollar borrowings and borrowings in Euros, pounds sterling or Canadian dollars, a LIBOR-based rate, plus an applicable interest margin. The amount of the applicable interest margin is determined by reference to a leverage ratio of total funded debt to consolidated EBITDA for the four most recent trailing fiscal quarters. The interest rate margins currently range from 2.875% to 5.5% for alternate base rate borrowings, and from 3.875% to 6.5% for Eurodollar borrowings. As of June 30, 2009, $110.9 million in term loan indebtedness under the Amended Credit Facility accrued interest at the then-applicable LIBOR-based interest rate of 6.2% per annum, while $98.0 million in total revolving credit indebtedness under the Amended Credit Facility accrued interest at the then-applicable LIBOR-based interest rate of 5.6% per annum. The average effective interest rates for the quarter ended June 30, 2009 under the LIBOR-based rates for the term loan indebtedness and the Amended Credit Facility were 6.2% and 5.5%, respectively.
     At March 31, 2009, we were in compliance with all of the financial covenants under the terms of the Amended Credit Facility and the Bridge Loan Agreement. However, based upon our first quarter results and our then-current operating forecast for the remainder of 2009, we determined that it was probable that, if we did not take any mitigating actions, we would not be in compliance with one or more of our financial covenants under those two debt agreements for the period ending September 30, 2009. As a result, we approached the lenders under the Amended Credit Facility to obtain amendments to relax certain of these financial covenants and pursued the private placement of our common stock, which, along with our cash on hand, we believed would generate sufficient funds to repay the outstanding indebtedness under the Bridge Loan Agreement. See further discussion of the private placement offering below and at Note 8 “— Issuance of Common Stock” in our Notes to Unaudited Condensed Consolidated Financial Statements.
     In June 2009, we entered into an additional amendment (the “Fifth Amendment”) to our Amended Credit Facility that, among other things, modified certain of the financial and other covenants contained in the Amended Credit Facility and repaid the Bridge Loan Agreement indebtedness. At June 30, 2009, we were in compliance with all of the financial covenants under the terms of our Amended Credit Facility, and we expect to remain in compliance for the remainder of 2009.

     The principal modifications, excluding the amended debt covenants listed below, to the terms of the Amended Credit Agreement resulting from the Fifth Amendment were as follows:
•	The Fifth Amendment provided for an increase in applicable maximum interest rate margins in the event that our leverage ratio exceeds 2.25 to 1.0 — from 4.5% to up to 5.5% for alternate base rate loans, and from 5.5% to up to 6.5% for LIBOR-rate loans;

•	The Fifth Amendment modified a restricted payments covenant, permitting us to apply up to $6.0 million of its available cash on hand to prepay the indebtedness under the Bridge Loan Agreement;

•	The Fifth Amendment contained a new defined term —“Excess Cash Flow,” and now requires us to apply 50% of our Excess Cash Flow, if any, calculated with respect to a just-completed fiscal year, to the prepayment of the term loan under the Amended Credit Agreement if our fixed charge coverage ratio or our leverage ratio for the just-completed fiscal year does not meet certain requirements; and

•	The Fifth Amendment modifies Section 2.18 of the Credit Agreement to (i) prohibit increases in the revolving commitments under the Amended Credit Facility until we have delivered our compliance certificate for the period ending September 30, 2009, and then only if certain fixed charge coverage ratio and leverage ratio requirements are met, and (ii) reduce the maximum revolving credit facility amount to which the Amended Credit Facility can be increased to $140.0 million.
     The Amended Credit Agreement contains covenants that restrict us, subject to certain exceptions, from:
•	Incurring additional indebtedness (including capital lease obligations), granting or incurring additional liens on our properties, pledging shares of our subsidiaries, entering into certain merger or other similar transactions, entering into transactions with affiliates, making certain sales or other dispositions of assets, making certain investments, acquiring other businesses and entering into certain sale-leaseback transactions with respect to certain of our properties;

•	Paying cash dividends on our common stock and repurchasing and acquiring shares of our common stock unless (i) there is no event of default under the Amended Credit Facility and (ii) the amount of cash used for cash dividends, repurchases and acquisitions does not, in the aggregate, exceed an amount equal to the excess of 30% of our domestic consolidated net income for our most recently completed fiscal year over $15.0 million.
     The Amended Credit Facility requires us to be in compliance with certain financial covenants, including requirements for us and our domestic subsidiaries to:
•	maintain a minimum fixed charge coverage ratio (which must be not less than 1.50 to 1.0 for the fiscal quarter ending June 30, 2009; 1.00 to 1.0 for the fiscal quarter ending September 30, 2009; 1.10 to 1.0 for the fiscal quarter ending December 31, 2009; 1.15 to 1.0 for the fiscal quarter ending March 31, 2010; 1.25 to 1.0 for the fiscal quarter ending June 30, 2010; 1.35 to 1.0 for the fiscal quarter ending September 30, 2010; and 1.50 to 1.0 the fiscal quarter ending December 31, 2010 and thereafter);

•	not exceed a maximum leverage ratio (2.75 to 1.0 for the fiscal quarter ending June 30, 2009; 3.00 to 1.0 for the fiscal quarter ending September 30, 2009 and December 31, 2009; 2.75 to 1.0 for the fiscal quarter ending March 31, 2010 and June 30, 2010; 2.5 to 1.0 for the fiscal quarter ending September 30, 2010; and 2.25 to 1.0 the fiscal quarter ending December 31, 2010 and thereafter); and

•	maintain a minimum tangible net worth of at least 80% of our tangible net worth as of September 18, 2008 (the date that we completed our acquisition of ARAM), plus 50% of our consolidated net income for each quarter thereafter, and 80% of the proceeds from any mandatorily convertible notes and preferred and common stock issuances for each quarter thereafter.
     The $125.0 million original principal amount of term loan indebtedness borrowed under the Amended Credit Facility is subject to scheduled quarterly amortization payments of $4.7 million per quarter until December 31, 2010. On that date, the quarterly principal amortization increases to $6.3 million per quarter until December 31, 2012, when the quarterly principal amortization amount increases to $9.4 million for each quarter until maturity on September 17, 2013. The term loan indebtedness matures on September 17, 2013, but the administrative agent under the Amended Credit Facility may accelerate the maturity date to a date that is six months prior to the maturity date of any additional debt financing that we may incur to refinance certain indebtedness incurred in connection with the ARAM acquisition, by giving us written notice of such acceleration between September 17, 2012 and October 17, 2012.
     The Amended Credit Facility contains customary event of default provisions (including an event of default upon any “change of control” event affecting us), the occurrence of which could lead to an acceleration of ION’s obligations under the Amended Credit Facility.
     Revolving credit borrowings under the Amended Credit Facility are available to fund our working capital needs, to finance acquisitions, investments and share repurchases and for general corporate purposes. In addition, the Amended Credit Facility includes a $35.0 million sub-limit for the issuance of documentary and stand-by letters of credit, of which $1.8 million was outstanding at June 30, 2009. Borrowings under the Amended Credit Facility may be prepaid without penalty. As of July 29, 2009, we had available $0.2 million of additional revolving credit borrowing capacity, which can be used only to fund additional letters of credit under the Amended Credit Facility. Our cash and cash equivalents as of July 29, 2009 were approximately $34.0 million compared to $36.6 million at June 30, 2009.
     Borrowings under the revolving credit sub-facility are not subject to a borrowing base. The Amended Credit Facility includes an accordion feature under which the total commitments under the Amended Credit Agreement could be increased by up to $40.0 million after September 30, 2009, subject to the satisfaction of certain conditions. The Amended Credit Facility also permits us to pursue certain sale/leaseback financing in order to finance leases of land seismic data acquisition systems and related equipment to our customers.
     Our obligations and those of ION Sàrl under the Amended Credit Facility are guaranteed by certain of our domestic and foreign subsidiaries. These obligations and guarantees are secured by security interests in stock of our domestic guarantors and certain first-tier foreign subsidiaries, and by substantially all of our other assets (other than assets comprising the collateral for the new secured equipment financing discussed below).
     Bridge Loan. On December 30, 2008, we and certain of our domestic subsidiaries (as guarantors) entered into the Bridge Loan Agreement with Jefferies. Under this Bridge Loan Agreement, we borrowed $40.8 million in unsecured to refinance certain outstanding short-term indebtedness that we had borrowed from Jefferies, in connection with the completion of the ARAM acquisition in September 2008. The maturity date of the Bridge Loan Agreement was January 31, 2010. As described above, we repaid the entire outstanding principal balance of $40.8 million in June 2009. The effective interest rate at the time of repayment was 25.3%.
     Secured Equipment Financing. On June 29, 2009, we entered into a $20.0 million secured equipment financing transaction with ICON ION, LLC (the “Lender”), an affiliate of ICON Capital Inc. Two master loan agreements were entered into with ICON in connection with this transaction: (i) we, ARAM Rentals Corporation, a Nova Scotia unlimited company (“ARC”), and ICON entered into a Canadian Master Loan and Security Agreement dated as of June 29, 2009 with regard to certain equipment leased to customers by ARC, and (ii) the Company, ARAM Seismic Rentals, Inc., a Texas corporation (“ASRI”), and ICON entered into a Master Loan and Security Agreement (U.S.) dated as of June 29, 2009 with regard to certain equipment leased to customers by ASRI (collectively, the “ICON Loan Agreements”). All borrowed indebtedness under the ICON Loan Agreements is scheduled to mature on July 31, 2014. We and our subsidiaries intend to use the proceeds of the secured term loans for working capital and general corporate purposes.
     Under the terms of the ICON Loan Agreements, ICON advanced $12.5 million on June 29, 2009 and $7.5 million on July 20, 2009. The indebtedness under the ICON Loan Agreements is secured by first-priority liens in (a) certain of our ARAM seismic rental equipment located in the United States and Canada (subject to certain exceptions), and certain additional and replacement seismic equipment, (b) written leases or other agreements evidencing payment obligations relating to the leasing by ARC or ASRI of this equipment to their respective customers, including their related receivables, (c) the cash or cash equivalents held by such subsidiaries and (d) any proceeds thereof.
     The obligations of each of ARC and ASRI under the ICON Loan Agreements are guaranteed by us under a Guaranty dated as of June 29, 2009 (the “ICON Guaranty”). The ICON Loan Agreements and the ICON Guaranty constitute permitted indebtedness under our current commercial banking credit facility.
     Under both ICON Loan Agreements, interest on the outstanding principal amount will accrue at a fixed interest rate of 15% per annum calculated monthly, and is payable monthly on the first day of each month. Principal and interest are payable, commencing on September 1, 2009, in 60 monthly installments until the maturity date, when all remaining outstanding principal and interest will be due and payable. Pursuant to the ICON Loan Agreements, in connection with the closing in June 2009, ARC and ASRI paid ICON a non-refundable upfront fee of $0.3 million. In addition, ICON will receive an administrative fee equal to 0.5% of the aggregate principal amount of advances under the ICON Loan Agreements, payable at the end of each of the first four years during their terms. Inclusive of these additional fees, the effective interest rate on the ICON loan was 16.6% as of June 30, 2009.
     Beginning on August 1, 2012, and continuing until January 31, 2014, we may prepay the outstanding principal balances of the loans in full by giving ICON 30 days’ prior written notice and paying a prepayment fee equal to 3.0% of the then-outstanding principal amount of the loans. Commencing on February 1, 2014, the loans may be prepaid in full without payment of any prepayment penalty or fee, subject to our giving ICON 30 days’ prior written notice.
     Amended and Restated Subordinated Seller Note. As part of the purchase price for the ARAM acquisition, our acquisition subsidiary (“ION Sub”) issued an unsecured senior promissory note (the “Senior Seller Note”) in the original principal amount of $35.0 million to Maison Mazel Ltd., one of the selling shareholders of ARAM. On December 30, 2008, in connection with other acquisition refinancing transactions that were completed on that date, the Senior Seller Note was amended and restated through an Amended and Restated Subordinated Promissory Note (“the Amended and Restated Subordinated Note”) issued to Maison Mazel, the selling shareholder. The principal amount of the Amended and Restated Subordinated Note is $35.0 million and matures on September 17, 2013. We also entered into a guaranty dated December 30, 2008, whereby we guaranteed on a subordinated basis ION Sub’s repayment obligations under the Amended and Restated Subordinated Note. Interest on the outstanding principal amount under the Amended and Restated Subordinated Note accrues at the rate of fifteen percent (15%) per annum, and is payable quarterly.
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
then ION Sub will be obligated to repay in full from the total proceeds from such financing the then-outstanding principal of and interest on the Amended and Restated Subordinated Note.
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
     Effective April 9, 2009, (i) ION Sub transferred the Amended and Restated Subordinated Note to us and we assumed in full the obligations of ION Sub under such note, and (ii) our guaranty of payment of the indebtedness under the Amended and Restated Subordinated Note was terminated. ION Sub was also released from its obligations under the Amended and Restated Promissory Note by Maison Mazel.
     Subordinated Seller Note. As part of the purchase price for the ARAM acquisition in September 2008, ION Sub also had issued to Maison Mazel a $10.0 million original principal amount unsecured Subordinated Seller Promissory Note. In connection with the refinancing transactions that occurred in December 2008, our obligations and those of ION Sub under the Subordinated Seller Note were terminated and extinguished in exchange for our assignment to Maison Mazel of our rights to a Canadian government tax refund (the “Refund Claim”). However, while the indebtedness under this note was legally extinguished, the liability for financial accounting purposes could not be extinguished on our consolidated balance sheet and was subsequently included as short-term debt. In May 2009, we received and submitted the final Refund Claim to one of the selling shareholders of ARAM. In June 2009, we paid to Maison Mazel the remaining amount of this liability of $0.7 million.
     Private Placement of 18.5 Million Shares of Common Stock. On June 4, 2009, we completed the offering and sale of 18,500,000 shares of our common stock in privately-negotiated transactions with several institutional investors. The purchase price per share of common stock sold was $2.20, representing total gross proceeds of approximately $40.7 million. The net proceeds from the offering of $38.2 million were applied, along with $2.6 million of our cash on hand, to repay in full the outstanding indebtedness under the Bridge Loan Agreement. In accordance with the terms of the stock purchase agreements, we filed with the SEC on June 11, 2009, a registration statement with respect to potential resale of the shares purchased by the investors, which registration statement was declared effective on June 19, 2009. The offering and sale by us of the shares of common stock in the private placement were not registered under the Securities Act of 1933, as amended, in reliance on an exemption from the registration requirements of that Act.
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
     The conversion prices and number of shares of common stock to be acquired upon conversion are also subject to customary anti-dilution adjustments. Converting the shares of Series D Preferred Stock at one time could result in significant dilution to our stockholders that could limit our ability to raise additional capital. See Item 1A. “Risk Factors” below.
     Meeting our Liquidity Requirements. As of December 31, 2008, our total outstanding indebtedness (including capital lease obligations) was $291.9 million and included $120.3 million in borrowings under our term loans and $66.0 million of revolving credit indebtedness under our Amended Credit Facility, $40.8 million under the Bridge Loan Agreement and $35.0 million of subordinated indebtedness under our Amended and Restated Subordinated Note. As of June 30, 2009, our total outstanding indebtedness (including capital lease obligations) had been reduced to approximately $270.6 million, consisting of approximately $110.9 million in borrowings under the term loans and $98.0 million in revolving credit indebtedness under the Amended Credit Facility, $12.5 million of borrowings under our new secured equipment financing and $35.0 million of outstanding subordinated indebtedness under the Amended and Restated Subordinated Note. The repayment in full in June 2009 of the Bridge Loan Agreement indebtedness was significant because it represented at that time short-term indebtedness scheduled to mature in January 2010. Inclusive of the additional fees (and an upfront fee previously paid of 5.0% ), the effective interest rate was 25.3% at the time of repayment. Currently, by their terms, none of our principal debt facilities mature prior to 2013.
     As a result of our entering into the Fifth Amendment to our Amended Credit Facility, we expect to remain in compliance with the financial covenants under the Amended Credit Facility for the remainder of 2009. Also, with the repayment of indebtedness outstanding under the Bridge Loan Agreement and our entering into the secured equipment financing transaction, we believe that our cash on hand and cash generated from our operations will be sufficient to fund our operations for the remainder of 2009. See “— Revolving Line of Credit and Term Loan Facilities” above.
     However, there are certain scenarios and events beyond our control, such as lack of improvement in E&P company and seismic contractor spending, lack of improvement in our operating results, significant write-downs of accounts receivable or inventories, changes in certain currency exchange rates and other factors, that could cause us to fall out of compliance with certain financial covenants contained in the Amended Credit Facility for the period ending September 30, 2009. Our failure to comply with such covenants could result in an event of default that, if not cured or waived, could have a material adverse effect on our financial condition, results of operations and debt service capabilities. If we were not able to satisfy all of these covenants, we would need to seek to amend, or seek one or more waivers of, those covenants under the Amended Credit Facility. There can be no assurance that we would be able to obtain any such waivers or amendments, in which case we would likely seek to obtain new secured debt, unsecured debt or equity financing. However, there also can be no assurance that such debt or equity financing would be available on terms acceptable to us or at all. In the event that we would need to amend the Amended Credit Facility, or obtain new financing, we would likely incur up front fees and higher interest costs and other terms in the amendment would likely be less favorable to us than those currently provided under the Amended Credit Facility.
     As of June 30, 2009 and July 29, 2009, we had available $0.2 million of additional revolving credit borrowing capacity, which can be used only to fund further letters of credit under the Amended Credit Facility. Our cash and cash equivalents as of July 29, 2009 were approximately $34.0 million compared to $36.6 million at June 30, 2009.
     Although we are still evaluating the impact of the current credit crisis and decline in commodity prices on our company, we expect that our capital expenditures in 2009 will be reduced from 2008 levels. If there continues to be a significant lessening in demand for our products and services as a result of any prolonged declines in the long-term expected price of oil and natural gas, we may see a further reduction in our own capital expenditures, which will, in turn, lessen our requirements for working capital. This reduction could therefore generate operating cash flows and liquidity compared to the prior period and offset reduced cash generated from operations (excluding working capital changes). We are currently projecting our capital expenditures for the remainder of 2009 to be in the range of $90 million to $95 million. Of that amount, we are estimating that approximately $80 million to $85 million will be spent on investments in our multi-client data library, but we are anticipating that most of these investments will be underwritten by our customers. To the extent our customers’ commitments do not reach an acceptable level of pre-funding, the amount of our anticipated investment could significantly decline. The remaining sums are expected to be funded from our internally generated cash.

Cash Flow from Operations
     We have historically financed operations from internally generated cash and funds from equity and debt financings. Cash and cash equivalents were $36.6 million at June 30, 2009, an increase of $1.4 million from December 31, 2008. Net cash provided by operating activities was approximately $38.0 million for the six months ended June 30, 2009, compared to $13.5 million for the six months ended June 30, 2008. The cash provided by our operating activities was primarily driven by increased collections on our receivables and a decrease in our unbilled receivables due to timing of sales and invoicing. This increase was partially offset by a decrease in our accounts payable and accrued expenses associated with payments of our obligations.
Cash Flow from Investing Activities
     Net cash flow used in investing activities was $47.8 million for the six months ended June 30, 2009, compared to $64.7 million for the six months ended June 30, 2008. The principal uses of cash in our investing activities during the six months ended June 30, 2009 were $45.6 million for investments in our multi-client data library compared to $57.1 million during the six months ended June 30, 2008.
Cash Flow from Financing Activities
     Net cash flow provided by financing activities was $10.5 million for the six months ended June 30, 2009, compared to $33.2 million for the six months ended June 30, 2008. The net cash flow provided by financing activities during the six months ended June 30, 2009 was primarily related to $32.0 million of borrowings on our revolving credit facility, the net proceeds from the ICON Loan Agreements of $11.8 million, and the net proceeds of $38.2 million from the private placement of our common stock. This cash inflow was partially offset by scheduled principal payments on our term loan, the prepayment of the principal balance on the Bridge Loan Agreement and payments under our other notes payable and capital lease obligations all totaling $66.2 million. Additionally, we paid $1.8 million in cash dividends on our outstanding Series D-1, Series D-2 and Series D-3 Preferred Stock and $3.8 million in financing costs related to the Fifth Amendment on our Amended Credit Facility during the six months ended June 30, 2009.
Inflation and Seasonality
     Inflation in recent years has not had a material effect on our costs of goods or labor or the prices for our products or services. Traditionally, our business has been seasonal, with strongest demand in the second half of our fiscal year. However, we anticipate that, due to the state of the current financial markets, the slowdown in the economy and the decline in commodity prices, we will likely not experience the level of normal seasonal year-end spending by oil and gas companies and seismic contractor customers due to these customers taking a more conservative approach and lowering their spending plans for the remainder of 2009.
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
Recent Accounting Pronouncements
     See Note 15 of Notes to Unaudited Condensed Consolidated Financial Statements.
Credit and Foreign Sales Risks
     The majority of our foreign sales are denominated in United States dollars. Product revenues are allocated to geographical locations on the basis of the ultimate destination of the equipment, if known. If the ultimate destination of such equipment is not known, product revenues are allocated to the geographical location of initial shipment. Service revenues primarily relate to our ION Solutions division are allocated based upon the billing location of the customer. For the six months ended June 30, 2009 and 2008, international sales comprised 61% and 60%, respectively of total net revenues. For the six months ended June 30, 2009, we recognized $32.2 million of sales to customers in Europe, $36.4 million of sales to customers in Asia Pacific, $25.6 million of sales to customers in the Middle East, $14.0 million of sales to customers in Latin American countries, $3.1 million of sales to customers in the Commonwealth of Independent States, or former Soviet Union (CIS) and $14.4 million of sales to customers in Africa. In recent years, the CIS and certain Latin American countries have experienced economic problems and uncertainties. However, given the recent market downturn, more countries and areas of the world have also begun to experience economic problems and uncertainties. To the extent that world events or economic conditions negatively affect our future sales to customers in these and other regions of the world or the collectibility of our existing receivables, our future results of operations, liquidity, and financial condition may be adversely affected. We currently require customers in these higher risk countries to provide their own financing and in some cases assist the customer in organizing international financing and export-import credit guarantees provided by the United States government. We do not currently extend long-term credit through notes to companies in countries we consider to be inappropriate for credit risk purposes.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Please refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008, for a discussion regarding the Company’s quantitative and qualitative disclosures about market risk. There have been no material changes to those disclosures during the six months ended June 30, 2009.
     Foreign Currency Exchange Rate Risk. Our operations are conducted in various countries around the world, and we receive revenue from these operations in a number of different currencies with the most significant of our international operations using Canadian dollars (CAD) and pounds sterling (GBP). As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in currencies other than the U.S. dollar, which is our functional currency, or the functional currency of many of our subsidiaries, which is not necessarily the U.S. dollar. To the extent that transactions of these subsidiaries are settled in currencies other than the U.S. dollar, a devaluation of these currencies versus the U.S. dollar could reduce the contribution from these subsidiaries to our consolidated results of operations as reported in U.S. dollars.
     Through our subsidiaries, we operate in a wide variety of jurisdictions, including United Kingdom, Canada, the Netherlands, China, Venezuela, India, Russia, the United Arab Emirates, and other countries. Our financial results may be affected by changes in foreign currency exchange rates. Our consolidated balance sheet at June 30, 2009 reflected approximately $58.1 million of net working capital related to our foreign subsidiaries. A majority of our foreign net working capital is within Canada and the United Kingdom. The subsidiaries in those countries receive their income and pay their expenses primarily in CDN and GBP, respectively. To the extent that transactions of these subsidiaries are settled in CDN or GBP, a devaluation of these currencies versus the U.S. dollar could reduce the contribution from these subsidiaries to our consolidated results of operations as reported in U.S. dollars.
     Interest Rate Risk. On June 30, 2009, we had outstanding total indebtedness of approximately $270.6 million, including capital lease obligations. Of that indebtedness, approximately $208.9 million accrues interest under rates that fluctuate based upon market rates plus an applicable margin. The $110.9 million in term loan indebtedness and $98.0 million in total revolving credit indebtedness outstanding under the Amended Credit Facility accrued interest using the LIBOR-based interest rate of 6.2% and 5.6%, respectively, per annum. The average effective interest rate for the quarter ended June 30, 2009 under the LIBOR-based rates for the term loan indebtedness and the revolving credit loans were 6.2% and 5.5%, respectively. Each 100 basis point increase in the interest rate would have the effect of increasing the annual amount of interest to be paid by approximately $2.1 million.
Item 4. Controls and Procedures
     Disclosure Controls and Procedures. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2009. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2009, our disclosure controls and procedures were effective such that the information relating to our company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     On June 12, 2009, WesternGeco L.L.C. (“WesternGeco”) filed a lawsuit against us in the United States District Court for the Southern District of Texas, Houston Division. In the lawsuit, styled WesternGeco L.L.C. v. ION Geophysical Corporation, WesternGeco alleges that we have infringed several United States patents regarding marine seismic streamer steering devices that are owned by WesternGeco. WesternGeco is seeking unspecified monetary damages and an injunction prohibiting us from making, using, selling, offering for sale or supplying any infringing products in the United States. Based on our review of the lawsuit filed by WesternGeco and the WesternGeco patents at issue, we believe that our products do not infringe any WesternGeco patents, that the claims asserted by WesternGeco are without merit and that the ultimate outcome of the claims will not result in a material adverse effect on our financial condition or results of operations. We intend to defend the claims against us vigorously.
     On June 16, 2009, we filed an answer and counterclaims against WesternGeco, in which we deny that we have infringed WesternGeco’s patents and assert that the WesternGeco patents are invalid or unenforceable. We also assert that WesternGeco’s Q-Marine system, components and technology infringe upon our United States patent related to marine seismic streamer steering devices. We also assert that WesternGeco misappropriated our proprietary technology and breached a confidentiality agreement by using our technology in its patents and products and that WesternGeco tortiously interfered with our relationship with our customers. In addition, we are claiming that the lawsuit by WesternGeco is an illegal attempt by WesternGeco to control and restrict competition in the market for marine seismic surveys performed using laterally steerable streamers. We are requesting various remedies and relief, including a declaration that the WesternGeco patents are invalid or unenforceable, an injunction prohibiting WesternGeco from making, using, selling, offering for sale or supplying any infringing products in the United States, a declaration that the WesternGeco patents should be co-owned by us, and an award of unspecified monetary damages.
     On July 10, 2009, Fletcher International, Ltd. (“Fletcher”), the holder of shares of our Series D Preferred Stock, filed a “books and records” proceeding in the Delaware Court of Chancery under Section 220(b) of the Delaware General Corporation Law asking the Court to require us to produce a broad range of our documents and records for inspection. Section 220(b) allows stockholders of Delaware corporations to make a demand on the corporation for access to certain books and records of the corporation, provided that such demand is made with appropriate specificity and is made for a proper purpose. We intend to vigorously defend this proceeding with respect to information that we believe has not been requested with appropriate specificity or for a proper purpose as required by law.
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

Item 1A. Risk Factors.
     This report contains or incorporates by reference statements concerning our future results and performance and other matters that are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “would,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of such terms or other comparable terminology. Examples of other forward-looking statements contained or incorporated by reference in this report include statements regarding:
•	the expected effects of current and future worldwide economic conditions and demand for oil and natural gas and seismic equipment and services;

•	future compliance with our debt financial covenants;

•	future availability of cash to fund our operations and pay our obligations;

•	the timing of anticipated sales;

•	future levels of spending by our customers;

•	future oil and gas commodity prices;

•	future cash needs and future sources of cash, including availability under our revolving line of credit facility;

•	expected net revenues, income from operations and net income;

•	our expectations for future sources of financing the refinancing of our existing indebtedness;

•	expected gross margins for our products and services;

•	future benefits to our customers to be derived from new products and services, such as Scorpion and FireFly and our full-wave digital products and services;

•	future growth rates for certain of our products and services;

•	future sales to our significant customers;

•	our ability to continue to leverage our costs by growing our revenues and earnings;

•	the degree and rate of future market acceptance of our new products and services;

•	expectations regarding future mix of business and future asset recoveries;

•	our expectations regarding oil and gas exploration and production companies and contractor end-users purchasing our more expensive, more technologically advanced products and services;

•	the degree and rate of future market acceptance of our new products and services;

•	expectations regarding future mix of business and future asset recoveries;

•	anticipated timing and success of commercialization and capabilities of products and services under development and start- up costs associated with their development;

•	expected improved operational efficiencies from our full-wave digital products and services;

•	potential future acquisitions;

•	future levels of capital expenditures;

•	our ability to maintain our costs at consistent percentages of our revenues in the future;

•	our ability to leverage our costs in the future by growing our revenues and earnings;

•	the outcome of pending or threatened disputes and other contingencies;

•	future demand for seismic equipment and services;

•	future seismic industry fundamentals;

•	the adequacy of our future liquidity and capital resources;

•	future oil and gas commodity prices;

•	future opportunities for new products and projected research and development expenses;

•	success in integrating our acquired businesses;

•	expectations regarding realization of deferred tax assets; and

•	anticipated results regarding accounting estimates we make.
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
     Information regarding factors that may cause actual results to vary from our expectations, called “risk factors,” appears in our Annual Report on Form 10-K for the year ended December 31, 2008 in Part II, Item 1A. “Risk Factors” and in our Quarterly Report on Form 10-Q for the period ended March 31, 2009 in Part II, Item 1A “Risk Factors.” Other than as set forth below, there have been no material changes from the risk factors previously disclosed in that Form 10-K and Form 10-Q.
     We have a substantial amount of outstanding indebtedness, and we will need to pay or refinance our existing indebtedness or incur additional indebtedness, which may adversely affect our operations.
     As of June 30, 2009, we had outstanding total indebtedness of approximately $270.6 million, including capital lease obligations. Total indebtedness on that date included $110.9 million in borrowings under five-year term indebtedness and $98.0 million in borrowings under our revolving credit facility, in each case incurred under our Amended Credit Facility. As of June 30, 2009, we had entered into a secured equipment financing transaction and had borrowed $12.5 million. On July 20, 2009, we borrowed another $7.5 million under the secured equipment financing. In addition, as of June 30, 2009, we had $35.0 million of subordinated indebtedness outstanding under an Amended and Restated Subordinated Note that we issued to one of ARAM’s selling shareholders in exchange for a previous promissory note we had issued to that selling shareholder as part of the purchase price consideration for the acquisition of ARAM.

     As of June 30, 2009 and July 29, 2009, we had available $0.2 million of additional revolving credit borrowing capacity, which can be used solely to fund additional letters of credit under the Amended Credit Facility.
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
     We cannot assure you that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under the Amended Credit Facility or otherwise in an amount sufficient to enable us to pay our indebtedness, including our acquisition debt, or to fund our other liquidity needs. We will need to repay or refinance our indebtedness, including our acquisition debt, on or before the maturity thereof. We cannot assure you that we will be able to refinance any of such indebtedness on commercially reasonable terms, or at all.
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
     The Amended Credit Facility also contains covenants that require us to meet certain financial ratios and minimum thresholds. For example, the Amended Credit Facility requires that we and our domestic subsidiaries meet certain minimum fixed charge coverage ratio requirements, not exceed certain maximum leverage ratio limitations for each fiscal quarter beginning in 2009, and maintain certain minimum tangible net worth.
     We reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, that, as of that date, we were in compliance with all of our financial covenants under our Amended Credit Facility and the Bridge Loan Agreement. We also reported that, based upon our 2009 first quarter results and our then-current operating forecast for the remainder of 2009, it was probable that, unless we took certain mitigating actions, we would not be in compliance for the period ending September 30, 2009 with certain of the financial covenants contained in these debt agreements. To remedy these uncertainties, during June 2009, we entered into the Fifth Amendment to our Amended Credit Facility, which, among other things, modified certain of the financial and other covenants contained in the Amended Credit Facility. As a result of entering into the Fifth Amendment, we expect to remain in compliance with the financial covenants under the Amended Credit Facility for the remainder of 2009. Also, with the repayment of indebtedness outstanding under the Bridge Loan Agreement and our entering into the secured equipment financing transaction, we believe that our cash on hand and cash generated from our operations will be sufficient to fund our operations for the remainder of 2009. See “- Liquidity and Capital Resources — Sources of Capital — Meeting our Liquidity Requirements.”
     As with any operating plan, there are risks associated with our ability to execute our 2009 plan. In addition, our ability to remain in compliance with the financial covenants can be affected by events beyond our control, including lack of improvement in E&P company and seismic contractor spending, lack of improvement in our operating results, significant write-downs of accounts receivable or inventories, changes in certain exchange rates and other factors. If we were not able to satisfy all of the financial covenants, we would need to seek to amend, or seek one or more waivers of, the covenants under the Amended Credit Facility. If we cannot satisfy the financial covenants and are unable to obtain waivers or amendments, the lenders could declare a default under the Amended Credit Facility. Any default under our Amended Credit Facility would allow the lenders under the facility the option to demand repayment of the indebtedness outstanding under the facility, and would allow certain other lenders to exercise their rights and remedies under cross-default provisions. If these lenders were to exercise their rights to accelerate the indebtedness outstanding, there can be no assurance that we would be able to refinance or otherwise repay any amounts that may become accelerated under the agreements. The acceleration of a significant portion of our indebtedness would have a material adverse effect on our business, liquidity, and financial condition. The ICON Loan Agreements contain certain restrictive covenants affecting us, and our Amended and Restated Subordinated Note contains additional restrictions on our ability to incur additional debt. Any additional debt financing we obtain is likely to have similarly restrictive covenants.
     The restrictions in the Amended Credit Facility and our other debt instruments may prevent us from taking actions that we believe would be in the best interest of our business, and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. We also may incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility. We cannot assure you that we will be granted waivers or amendments to these agreements if for any reason we are unable to comply with these agreements or that we will be able to refinance our debt on terms acceptable to us, or at all. The breach of any of these covenants and restrictions could result in a default under the Amended Credit Facility and our other debt instruments. An event of default under our debt agreements would permit the holders of such indebtedness to declare all amounts borrowed to be due and payable.
Our stock price has been volatile and has declined substantially since June 2008. If you make an investment in our stock, it could decline in value.
     The securities markets in general and our common stock in particular have experienced significant price and volume volatility in 2008 and 2009. The market price and trading volume of our common stock may continue to experience significant fluctuations due not only to general stock market conditions but also to a change in sentiment in the market regarding our operations or business prospects or those of companies in our industry. In addition to the other risk factors discussed in this section, the price and volume volatility of our common stock may be affected by:
•	operating results that vary from the expectations of securities analysts and investors;

•	factors influencing the levels of global oil and natural gas exploration and exploitation activities, such as declining demand and declining prices for crude oil and natural gas;

•	the operating and securities price performance of companies that investors or analysts consider comparable to us;

•	announcements of strategic developments, acquisitions and other material events by us or our competitors; and

•	changes in global financial markets and global economies and general market conditions, such as interest rates, commodity and equity prices and the value of financial assets.
     To the extent that the price of our common stock remains low or declines further, our ability to raise funds through the issuance of equity or otherwise use our common stock as consideration will be reduced. This, in turn, may adversely impact our ability to reduce our financial leverage. Continued high levels of leverage or further increases in our leverage may make it more difficult for us to access additional capital. These factors may limit our ability to implement our operating and growth plans.
If we, our option holders or our existing stockholders holding registration rights, sell additional shares of our common stock in the future, the market price of our common stock could decline.
     The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market in the future, or the perception that such sales could occur. These sales, or the possibility that these sales may occur, could make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
     As of July 29, 2009, we had 118,349,436 shares of common stock issued and outstanding. Substantially all of these shares are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. At June 30, 2009, we had outstanding stock options to purchase up to 7,506,225 shares of our common stock at a weighted average exercise price of $7.87 per share. We also had, as of that date, 16,962 shares of common stock reserved for issuance under outstanding restricted stock unit awards. Additionally, the holder of our Series D Preferred Stock currently has the right to convert the preferred shares it holds into 9,669,434 shares of our common stock. Under our agreement with the holder of our Series D Preferred Stock, the holder has the ability to sell the shares of our common stock (under effective registration statements) issuable to it upon conversion of the Series D

Preferred Stock. Sales in the public market of shares of common stock issued upon conversion would apply downward pressure on then-prevailing market prices of our common stock. In addition, the very existence of the Series D Preferred Stock represents a future issuance, and perhaps a future sale, of our common stock to be acquired on conversion, which could also depress trading prices for our common stock.
     The 18,500,000 shares of common stock we issued in June 2009 to certain institutional investors may be resold into the public markets in transactions pursuant to a currently-effective registration statement that was declared effective by the SEC on June 16, 2009. Thus, these purchasing institutional investors currently have the right to dispose of their shares in the public markets.
     In addition, shares of our common stock are subject to certain demand and piggyback registration rights held by Laitram, L.L.C. We also may enter into additional registration rights agreements in the future in connection with any subsequent acquisitions or securities transactions we may undertake. Any sales of our common stock under these registration rights arrangements with Laitram or other stockholders could be negatively perceived in the trading markets and negatively affect the price of our common stock. Sales of a substantial number of our shares of common stock in the public market under these arrangements, or the expectation of such sales, could cause the market price of our common stock to decline.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     (a) Disclosures concerning the private placement of 18,500,000 shares of our common stock are contained in our Current Reports on Form 8-K filed with the SEC on June 2 and June 5, 2009.
     (b) Not applicable.
     (c) During the three months ended June 30, 2009, in connection with the vesting of (or lapse of restrictions on) shares of our restricted stock held by certain employees, we acquired shares of our common stock in satisfaction of tax withholding obligations that were incurred on the vesting date. The date of cancellation, number of shares and average effective acquisition price per share, were as follows:

				(d) Maximum Number
				(or Approximate
			(c) Total Number of	Dollar Value) of
			Shares Purchased as	Shares That
	(a)	(b)	Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Acquired	Paid Per Share	Program	Program
April 1, 2009 to April 30, 2009	—	$—	Not applicable	Not applicable
May 1, 2009 to May 31, 2009	7,055	$2.82	Not applicable	Not applicable
June 1, 2009 to June 30, 2009	599	$3.04	Not applicable	Not applicable

Total	7,654	$2.84

Item 4. Submission of Matters to a Vote of Security Holders.
     The following matters were submitted to a vote of stockholders during our 2009 annual meeting of stockholders held on May 27, 2009 in Houston, Texas and were approved by our stockholders.

	Votes Cast For	Votes Withheld
1. Election of Directors for a Three-Year Term Expiring in 2012
Theodore H. Elliott, Jr.	70,767,241	22,934,779
James M. Lapeyre, Jr.	64,185,485	29,516,535
G. Thomas Marsh	74,515,101	19,186,919

				Broker Non-
	For	Against	Abstain	Votes
2. Approval of Employee Equity Replenishment Program	41,023,920	33,656,497	142,704	18,878,899
3. Approval of Amendment to the Restated Certificate of Incorporation to Allow a Reverse Stock Split	63,110,158	30,260,010	331,852	—
4. Ratification of Ernst & Young LLP as Independent Registered Public Accountants	87,956,348	5,545,862	199,810	—
In addition, the terms of the following directors continued after the meeting:
Bruce S. Appelbaum, PhD
Franklin Myers
S. James Nelson, Jr.
Robert P. Peebler
John N. Seitz
Nicholas G. Vlahakis
Item 6. Exhibits
10.1	Fifth Amendment to Amended and Restated Credit Agreement dated effective as of June 1, 2009 by and among ION Geophysical Corporation, ION International S.à r.l., certain other foreign and domestic subsidiaries of the ION Geophysical Corporation, HSBC Bank USA, N.A., as administrative agent, joint lead arranger and joint bookrunner, ABN AMRO Incorporated, as joint lead arranger and joint bookrunner, Citibank, N.A., as syndication agent, and the lenders party thereto.

10.2	Form of Purchase Agreement dated as of June 1, 2009, for the offering and sale of 18,500,000 shares of common stock of ION Geophysical Corporation in privately-negotiated transactions to “accredited investors” (as defined in Rule 501 under the Securities Act of 1933, as amended), by and between ION Geophysical Corporation and the Purchasers named therein.

10.3	Canadian Master Loan and Security Agreement dated as of June 29, 2009 by and among ICON ION, LLC, as lender, ION Geophysical Corporation and ARAM Rentals Corporation, a Nova Scotia corporation.

10.4	Master Loan and Security Agreement (U.S.) dated as of June 29, 2009 by and among ICON ION, LLC, as lender, ION Geophysical Corporation and ARAM Seismic Rentals, Inc., a Texas corporation.

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. §1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ION GEOPHYSICAL CORPORATION
By	/s/ R. Brian Hanson
R. Brian Hanson
Executive Vice President and Chief Financial Officer (Duly authorized executive officer and principal financial officer)

Date: August 6, 2009

EXHIBIT INDEX

Exhibit No.	Description
10.1
Fifth Amendment to Amended and Restated Credit Agreement dated effective as of June 1, 2009 by and among ION Geophysical Corporation, ION International S.à r.l., certain other foreign and domestic subsidiaries of the ION Geophysical Corporation, HSBC Bank USA, N.A., as administrative agent, joint lead arranger and joint bookrunner, ABN AMRO Incorporated, as joint lead arranger and joint bookrunner, Citibank, N.A., as syndication agent, and the lenders party thereto.

10.2
Form of Purchase Agreement dated as of June 1, 2009, for the offering and sale of 18,500,000 shares of common stock of ION Geophysical Corporation in privately-negotiated transactions to “accredited investors” (as defined in Rule 501 under the Securities Act of 1933, as amended), by and between ION Geophysical Corporation and the Purchasers named therein.

10.3	Canadian Master Loan and Security Agreement dated as of June 29, 2009 by and among ICON ION, LLC, as lender, ION Geophysical Corporation and ARAM Rentals Corporation, a Nova Scotia corporation.

10.4	Master Loan and Security Agreement (U.S.) dated as of June 29, 2009 by and among ICON ION, LLC, as lender, ION Geophysical Corporation and ARAM Seismic Rentals, Inc., a Texas corporation.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. §1350.