Form 10-Q/A
period 2009-06-30
ION GEOPHYSICAL CORP
filed 2009-11-09
CIK 866609

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

ION GEOPHYSICAL AND SUBSIDIARIES
EXPLANATORY NOTE TO FORM 10-Q/A
     This Form 10-Q/A (Amendment No. 1) amends our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 as filed with the Securities and Exchange Commission (the “SEC”) on August 6, 2009, and is being filed to reflect the restatement of our condensed consolidated financial statements for the three months and the six months ended June 30, 2009, as discussed in Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements contained herein.
     The determination to restate these financial statements resulted from an error in revenue recognition of certain product revenues in connection with the delivery of our FireFly® land seismic data acquisition system and related hardware and components in China, which we had recorded for the second fiscal quarter of 2009. The error resulted from the fact that the sales records in the possession of our management at June 30, 2009 did not contain all relevant documentation relating to that particular sale. Upon obtaining and reviewing all additional documentation related to the sale, we ascertained that the additional documentation provided additional terms with respect to that sale. On October 29, 2009, management and our Board of Directors, upon the recommendation of the Audit Committee of our Board of Directors, concluded that we should not have recognized the revenues from the sale in our results of operations for the second fiscal quarter of 2009. As a result, on November 4, 2009, we announced that the previously reported consolidated financial statements as of and for the three and six months ended June 30, 2009 should no longer be relied upon.
     The reason for the incomplete documentation in our sales records for this sale resulted from a sales employee in our China sales office failing to forward all material documentation related to the sale, as is required by our revenue recognition policies. The discovery of the existence of the additional documentation relating to the sale in question occurred during the course of due diligence procedures that had been performed in connection with our joint venture and related transactions with BGP Inc., China National Petroleum Corporation (“BGP”), which was publicly announced on October 16, 2009. In connection with this due diligence process, we discovered certain documentation irregularities regarding the sale of the FireFly system, including that a portion of the documentation reflecting the terms for the sale was not made available to our management for assessment with respect to the recording and reporting of the sale. The purchaser of this equipment has confirmed to us that it has accepted the delivered system in question, and we are working with our customer to collect payment and anticipate its collection in the fourth quarter of 2009.
     The consolidated financial information contained in this Form 10-Q/A as of and for the three and six months ended June 30, 2009 reflects our restated results of operations for those three and six month periods and our restated financial condition as of June 30, 2009. Our consolidated statement of cash flows for the six months ended June 30, 2009 has been restated resulting in changes within cash flows from operating activities, but no change to net cash provided by operating activities. For additional information concerning the restatements, the accounting periods affected and the impact on our results of operations and financial condition, see Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements contained elsewhere in this Form 10-Q/A.
     The principal adjustments made as a result of the restatement of the consolidated financial statements include a reduction in product revenues of approximately $11.3 million, a reduction in cost of products and services of approximately $8.2 million and a reduction in gross profits of approximately $3.1 million, for each of the three and six month periods ended June 30, 2009. The restated financial statements will also reflect the inclusion of several other adjustments for the first six months of fiscal 2009, of which the largest was approximately $3.3 million of additional stock-based compensation expense related to 2006, 2007 and 2008. Accounting Standards Codification (ASC) 718, “Share-Based Payments,” requires estimates of forfeitures of share-based awards to be made at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. This prior-period stock-based compensation expense relates to adjustments between estimated and actual forfeitures, which should have been recognized over the vesting periods of such awards. These adjustments were not deemed material with respect to either the results of prior years or the anticipated results and the trend of earnings for the current year and were therefore considered appropriate to include in an otherwise-required restatement of the second quarter. Additional details on these adjustments are included in Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements contained elsewhere in this Form 10-Q/A.
     Because the controls in effect at our sales office in China at June 30, 2009 regarding our revenue recognition policies did not effectively confirm the accuracy and completeness of documentation relating to a large sale of products, we determined that there was a material weakness in our internal control over financial reporting that existed as of June 30, 2009.
     We have commenced a process to review procedures in place in our China sales office and elsewhere in order to remediate this material weakness, and implement any necessary changes to our revenue recognition policies in effect in order to avoid a controls deficiency such as this in the future.

     Based on their evaluation of the effectiveness of the company’s disclosure controls and procedures as of June 30, 2009, our principal executive officer and principal financial officer had concluded that our disclosure controls and procedures were effective at that time to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our second quarter Form 10-Q had contained disclosure of this conclusion. In light of the material weakness regarding the revenue recognition matters and this sale as of June 30, 2009, our principal executive officer and principal financial officer have now concluded that, as of June 30, 2009, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. This Form 10-Q/A contains these new disclosures regarding our disclosure controls and procedures as of June 30, 2009. As required by Rule 12b-15 under the Exchange Act, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Form 10-Q/A under Item 6 of Part II.
     For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Exchange Act, each item in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 that was affected by this Amendment No. 1 has been amended and replaced in its entirety.
     This Form 10-Q/A contains modified or updated disclosures from the original Form 10-Q as required to reflect only (i) the amendments related to the restatement, (ii) certain modifications related to subsequent events, that have occurred after August 6, 2009, the date the Quarterly Report on Form 10-Q was originally filed, as required under Accounting Standards Codification (ASC) 855-10, “Subsequent Events” and (iii) the additional disclosures contained in Part I, Item 4 “Controls and Procedures” and Part II. Item 1A. “Risk Factors.” Information with respect to events occurring after August 6, 2009 that are not required under ASC 855-10 to currently be disclosed has been or will be set forth, as appropriate, in our subsequent periodic filings, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Any reference to facts and circumstances at a “current” date refer to such facts and circumstances as of such original filing date. No attempt has been made in this Form 10-Q/A to modify or update disclosures as presented in the original Form 10-Q, except as discussed above.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS FOR FORM 10-Q/A
AMENDMENT NO. 1 TO FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2009

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2009	2008
	(Restated)
	(In thousands, except share
	data)
ASSETS
Current assets:
Cash and cash equivalents	$36,608	$35,172
Restricted cash	6,447	6,610
Accounts receivable, net	76,662	150,565
Current portion notes receivable	8,352	11,665
Unbilled receivables	27,360	36,472
Inventories, net	234,814	262,519
Prepaid expenses and other current assets	13,918	20,386

Total current assets	404,161	523,389
Notes receivable	5,970	4,438
Deferred income tax asset	17,661	11,757
Property, plant, equipment and seismic rental equipment, net	88,706	59,129
Multi-client data library, net	113,097	89,519
Goodwill	52,984	49,772
Intangible assets, net	64,528	107,443
Other assets	19,880	15,984

Total assets	$766,987	$861,431

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable and current maturities of long-term debt	$26,646	$38,399
Accounts payable	55,903	94,586
Accrued expenses	66,191	77,046
Accrued multi-client data library royalties	17,924	28,044
Deferred revenue and other current liabilities	18,503	18,159

Total current liabilities	185,167	256,234
Long-term debt, net of current maturities	243,970	253,510
Non-current deferred income tax liability	3,555	22,713
Other long-term liabilities	3,840	3,904

Total liabilities	436,532	536,361

Stockholders’ equity:
Cumulative convertible preferred stock	68,786	68,786
Common stock, $0.01 par value; authorized 200,000,000 shares; outstanding 118,348,947 and 99,621,926 shares at June 30, 2009 and December 31, 2008, respectively, net of treasury stock	1,183	996
Additional paid-in capital	740,386	694,261
Accumulated deficit	(431,601)	(376,552)
Accumulated other comprehensive loss	(41,735)	(55,859)
Treasury stock, at cost, 849,430 and 848,422 shares at June 30, 2009 and December 31, 2008, respectively	(6,564)	(6,562)

Total stockholders’ equity	330,455	325,070

Total liabilities and stockholders’ equity	$766,987	$861,431

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Restated)		(Restated)
	(In thousands, except per share amounts)
Product revenues	$52,038	$104,360	$111,514	$197,394
Service revenues	37,219	76,305	84,633	123,430

Total net revenues	89,257	180,665	196,147	320,824

Cost of products	33,862	72,637	73,893	132,254
Cost of services	25,419	50,007	58,582	82,155

Gross profit	29,976	58,021	63,672	106,415

Operating expenses:
Research, development and engineering	11,793	11,850	23,258	24,009
Marketing and sales	8,438	12,222	18,201	23,378
General and administrative	17,256	14,213	36,256	28,997
Impairment of intangible assets	—	—	38,044	—

Total operating expenses	37,487	38,285	115,759	76,384

Income (loss) from operations	(7,511)	19,736	(52,087)	30,031
Interest expense	(6,861)	(652)	(14,278)	(1,139)
Interest income	512	540	996	1,077
Other income (expense)	(6,381)	253	(6,403)	505

Income (loss) before income taxes	(20,241)	19,877	(71,772)	30,474
Income tax expense (benefit)	(4,510)	3,524	(18,473)	5,583

Net income (loss)	(15,731)	16,353	(53,299)	24,891
Preferred stock dividends	875	908	1,750	1,818

Net income (loss) applicable to common shares	$(16,606)	$15,445	$(55,049)	$23,073

Earnings per share:
Basic net income (loss) per share	$(0.16)	$0.16	$(0.54)	$0.25

Diluted net income (loss) per share	$(0.16)	$0.16	$(0.54)	$0.24

Weighted average number of common shares outstanding:
Basic	105,121	94,222	102,447	94,095
Diluted	105,121	102,272	102,447	98,047
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2009	2008
	(Restated)
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(53,299)	$24,891
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization (other than multi-client library)	21,740	13,171
Amortization of multi-client library	22,021	34,002
Stock-based compensation expense related to stock options, nonvested stock and employee stock purchases	7,406	4,138
Bad debt expense	2,625	303
Fair value adjustment of preferred stock redemption features	—	(173)
Impairment of intangible assets	38,044	—
Deferred income tax	(24,697)	942
Change in operating assets and liabilities:
Accounts and notes receivable	71,538	18,134
Unbilled receivables	9,112	(30,118)
Inventories	(10,112)	(59,568)
Accounts payable, accrued expenses and accrued royalties	(60,059)	8,444
Deferred revenue	(438)	(441)
Other assets and liabilities	14,071	(183)

Net cash provided by operating activities	37,952	13,542

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,007)	(7,705)
Investment in multi-client data library	(45,599)	(57,105)
Other investing activities	(208)	110

Net cash used in investing activities	(47,814)	(64,700)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt	11,785	—
Net proceeds from issuance of common stock	38,220	—
Borrowings under revolving line of credit	32,000	50,000
Repayments under revolving line of credit	—	(50,000)
Payments on notes payable and long-term debt	(66,196)	(4,037)
Costs associated with debt amendments	(3,800)	—
Issuance of preferred stock	—	35,000
Payment of preferred dividends	(1,750)	(1,818)
Proceeds from employee stock purchases and exercise of stock options	265	4,317
Other financing activities	(31)	(255)

Net cash provided by financing activities	10,493	33,207

Effect of change in foreign currency exchange rates on cash and cash equivalents	805	327

Net increase (decrease) in cash and cash equivalents	1,436	(17,624)
Cash and cash equivalents at beginning of period	35,172	36,409

Cash and cash equivalents at end of period	$36,608	$18,785

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation, Restatement and Overview
     Basis of Presentation
     The consolidated balance sheet of ION Geophysical Corporation and its subsidiaries (collectively referred to in this Part I - Item 1 as the “Company” or “ION,” unless the context otherwise requires) at December 31, 2008 has been derived from the Company’s audited consolidated financial statements at that date. The consolidated balance sheet at June 30, 2009 (restated — see below), the consolidated statements of operations for the three and six months ended June 30, 2009 (restated — see below) and 2008, and the consolidated statements of cash flows for the six months ended June 30, 2009 (restated — see below) and 2008 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2009 (as restated) are not necessarily indicative of the operating results for a full year or of future operations.
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
     Further, in connection with preparation of the consolidated financial statements and in accordance with the recently issued Statement of Financial Accounting Standards (SFAS) No. 165, “Subsequent Events,” the Company evaluated subsequent events after the balance sheet date of June 30, 2009 through November 9, 2009, the date of the Company’s filing of this Form 10-Q/A.
Restatement of Financial Statement as of and for the Three and Six Months Ended June 30, 2009
     The consolidated balance sheet at June 30, 2009, the consolidated statements of operations for the three and six months ended June 30, 2009 and the consolidated statement of cash flows for the six months ended June 30, 2009 are being restated. The determination by the Company to restate these financial statements resulted from an error in revenue recognition of certain product revenues in connection with the delivery of the Company’s FireFly® land seismic data acquisition system and related hardware and components in China, which the Company had recorded for the second fiscal quarter of 2009. The error resulted from the fact that the sales records in the possession of the Company’s management at June 30, 2009 did not contain all relevant documentation relating to that particular sale. Upon obtaining and reviewing all additional documentation related to the sale, the management of the Company ascertained that the additional documentation provided additional terms with respect to that sale. On October 29, 2009, management and the Board of Directors of the Company, upon the recommendation of the Audit Committee of the Board of Directors, concluded that the Company should not have recognized the revenues from the sale in the Company’s results of operations for the second fiscal quarter of 2009. As a result, on November 4, 2009, the Company announced that its previously reported consolidated financial statements as of and for the three and six months ended June 30, 2009 should no longer be relied upon.
     The reason for the incomplete documentation for the Company’s sales records resulted from a sales employee in the Company’s China sales office failing to forward all material documentation related to the sale, as is required by the Company’s revenue recognition policies. The discovery of the existence of the additional documentation relating to the sale in question occurred during the course of due diligence procedures that had been performed in connection with the Company’s joint venture and related transactions with BGP Inc., China National Petroleum Corporation (“BGP”), which was publicly announced on October 16, 2009. In connection with this due diligence process, Company employees discovered certain documentation irregularities regarding the sale of the FireFly system, including that a portion of the documentation reflecting the terms for the sale was not made available to the Company’s management for assessment with respect to the recording and reporting of the sale.

     The consolidated financial information contained in this Form 10-Q/A as of and for the three and six months ended June 30, 2009 reflects the Company’s restated results of operations for those three and six month periods and its restated financial condition as of June 30, 2009. The consolidated statement of cash flows for the six months ended June 30, 2009 has also been restated resulting in changes within cash flows from operating activities, but no change to net cash provided by operating activities. For additional information concerning the restatements, the accounting periods affected and the impact on the Company’s results of operations and financial condition, see Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this Form 10-Q/A.
     The principal adjustments and changes made as a result of the restatement of these consolidated financial statements are as follows:
•	Product revenues for the three and six months ended June 30, 2009 are reduced by approximately $11.3 million;
•	Cost of products and services are reduced by approximately $8.2 million for each of these periods;
•	Gross profits are reduced by approximately $3.1 million for each of these periods; and
•	Loss from operations increased (i) from approximately ($0.2) million for the three months ended June 30, 2009 to approximately ($7.5) million, and (ii) from approximately ($44.8) million for the six months ended June 30, 2009 to approximately ($52.1) million.
     The restated financial statements also reflect the inclusion of several other adjustments for the first six months of fiscal 2009, of which the largest was approximately $3.3 million of stock-based compensation expense related to 2006, 2007 and 2008. Accounting Standards Codification (ASC) 718, “Share-Based Payments,” requires estimates of forfeitures of share-based awards to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. This prior-period stock-based compensation expense relates to adjustments between estimated and actual forfeitures, which should have been recognized over the vesting period of such awards. These adjustments were not deemed material with respect to either the results of prior years or the anticipated results and the trend of earnings for the current year and were therefore considered appropriate to include in an otherwise-required restatement of second quarter results.
     A summary of the restatements included in this amended filing are:

	As Previously
	Reported	Adjustments	As Restated
	(In thousands, except per share data)
Balance Sheet as of June 30, 2009:
Accounts receivable, net	$87,915	$(11,253)	$76,662
Inventories, net	227,250	7,564	234,814
Prepaid expenses and other current assets	14,351	(433)	13,918
Total current assets	408,283	(4,122)	404,161
Deferred income tax asset	15,693	1,968	17,661
Property, plant and equipment and seismic rental equipment, net	89,749	(1,043)	88,706
Total assets	770,184	(3,197)	766,987
Accrued expenses	67,315	(1,124)	66,191
Total current liabilities	186,291	(1,124)	185,167
Total liabilities	437,656	(1,124)	436,532
Additional paid-in-capital	737,119	3,267	740,386
Accumulated deficit	(426,261)	(5,340)	(431,601)
Total stockholders’ equity	332,528	(2,073)	330,455
Total liabilities and stockholders’ equity	770,184	(3,197)	766,987

Statement of Operations for the three months ended June 30, 2009:
Product revenues	$63,291	$(11,253)	$52,038
Total net revenues	100,510	(11,253)	89,257
Cost of products	41,876	(8,014)	33,862
Cost of services	25,593	(174)	25,419

	As Previously
	Reported	Adjustments	As Restated
	(In thousands, except per share data)
Gross profit	33,041	(3,065)	29,976
Research, development and engineering	10,750	1,043	11,793
Marketing and sales	8,938	(500)	8,438
General and administrative	13,556	3,700	17,256
Total operating expenses	33,244	4,243	37,487
Income (loss) from operations	(203)	(7,308)	(7,511)
Income (loss) before income taxes	(12,933)	(7,308)	(20,241)
Income tax benefit	(2,542)	(1,968)	(4,510)
Net income (loss)	(10,391)	(5,340)	(15,731)
Net loss applicable to common shares	(11,266)	(5,340)	(16,606)
Basic net loss per common share	(0.11)	(0.05)	(0.16)
Diluted net loss per common share	(0.11)	(0.05)	(0.16)

Statement of Operations for the six months ended June 30, 2009:
Product revenues	$122,767	$(11,253)	$111,514
Total net revenues	207,400	(11,253)	196,147
Cost of products	81,907	(8,014)	73,893
Cost of services	58,756	(174)	58,582
Gross profit	66,737	(3,065)	63,672
Research, development and engineering	22,215	1,043	23,258
Marketing and sales	18,701	(500)	18,201
General and administrative	32,556	3,700	36,256
Total operating expenses	111,516	4,243	115,759
Income (loss) from operations	(44,779)	(7,308)	(52,087)
Income (loss) before income taxes	(64,464)	(7,308)	(71,772)
Income tax benefit	(16,505)	(1,968)	(18,473)
Net income (loss)	(47,959)	(5,340)	(53,299)
Net loss applicable to common shares	(49,709)	(5,340)	(55,049)
Basic net loss per common share	(0.49)	(0.05)	(0.54)
Diluted net loss per common share	(0.49)	(0.05)	(0.54)

Statement of Cash Flows for the six months ended June 30, 2009:
Net income (loss)	$(47,959)	$(5,340)	$(53,299)
Stock-based compensation expense related to stock options, nonvested stock and employee stock purchases	4,139	3,267	7,406
Deferred income taxes	(22,729)	(1,968)	(24,697)
Accounts and notes receivable	60,285	11,253	71,538
Inventories	(2,548)	(7,564)	(10,112)
Accounts payable and accrued expenses	(58,935)	(1,124)	(60,059)
Other assets and liabilities	12,595	1,476	14,071
     Overview
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
     The Company reported in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, that, as of that date, it was in compliance with all of its financial covenants under its commercial banking credit facility that was amended in 2008 (the “Amended Credit Facility”) and its Bridge Loan Agreement with Jefferies Finance LLC dated as of December 30, 2008 (the “Bridge Loan Agreement”). The Company also reported that, based upon its 2009 first quarter results and its then-current operating forecast for the remainder of 2009, it was probable that, unless certain mitigating actions were taken, the Company would not be in compliance for the period ending September 30, 2009 with certain of the financial covenants contained in the Amended Credit Facility loan agreement and the Bridge Loan Agreement. Due to these uncertainties, the Company completed a $40.7 million offering of common stock. The Company then used the proceeds of the offering to repay the Bridge Loan Agreement indebtedness and entered into an additional amendment (the “Fifth Amendment”) to its Amended Credit Facility that, among other things, modified certain of the financial and other covenants contained in the Amended Credit Facility.
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
     For more information on subsequent material modifications and amendments to the Company’s outstanding debt agreements and the Company entering into a binding term sheet with BGP, which sets forth, among other things, the principal terms for a proposed joint venture between BGP and the Company, please refer to Note 16 “Subsequent Events.”
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
     A summary of segment information for the three and six months ended June 30, 2009 and 2008 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Restated)		(Restated)
Net revenues:
Land Imaging Systems	$19,162	$45,820	$53,344	$95,708
Marine Imaging Systems	24,224	50,368	42,677	84,856
Data Management Solutions	9,217	9,596	16,463	18,762

Total ION Systems	52,603	105,784	112,484	199,326
ION Solutions	36,654	74,881	83,663	121,498

Total	$89,257	$180,665	$196,147	$320,824

Income (loss) from operations:
Land Imaging Systems	$(10,845)	$1,320	$(15,592)	$4,615
Marine Imaging Systems	7,743	11,181	10,504	21,182
Data Management Solutions	5,818	5,468	10,248	10,676

Total ION Systems	2,716	17,969	5,160	36,473
ION Solutions	4,602	16,070	9,808	22,297
Corporate	(14,829)	(14,303)	(29,011)	(28,739)
Impairment of intangible assets	—	—	(38,044)	—

Total	$(7,511)	$19,736	$(52,087)	$30,031

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
(6) Inventories
     A summary of inventories is as follows (in thousands):

	June 30,	December 31,
	2009	2008
	(Restated)
Raw materials and subassemblies	$111,691	$104,862
Work-in-process	11,280	20,698
Finished goods	135,141	161,065
Reserve for excess and obsolete inventories	(23,298)	(24,106)

Inventories, net	$234,814	$262,519

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
     The following table summarizes the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Restated)		(Restated)
Net income (loss) applicable to common shares	$(16,606)	$15,445	$(55,049)	$23,073
Impact of assumed convertible debt conversion, net of tax	—	99	—	199
Impact of assumed Series D Preferred Stock conversions:
Series D-1 Preferred Stock dividends	—	389	—	—
Series D-2 Preferred Stock dividends	—	65	—	—
Fair value adjustment of Series D-2 Preferred Stock redemption feature, net of tax	—	(121)	—	—

Net income (loss) after impact of assumed convertible debt and preferred stock conversions	$(16,606)	$15,877	$(55,049)	$23,272

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Restated)		(Restated)
Weighted average number of common shares outstanding	105,121	94,222	102,447	94,095
Effect of dilutive stock awards	—	2,250	—	2,276
Effect of convertible debt conversion	—	1,676	—	1,676
Effect of assumed Series D Preferred Stock conversions:
Series D-1 Preferred Stock conversion	—	3,812	—	—
Series D-2 Preferred Stock conversion	—	312	—	—

Weighted average number of diluted common shares outstanding	105,121	102,272	102,447	98,047

Basic net income (loss) per share	$(0.16)	$0.16	$(0.54)	$0.25

Diluted net income (loss) per share	$(0.16)	$0.16	$(0.54)	$0.24

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
(10) Income Taxes
     The Company maintains a valuation allowance for a significant portion of its U.S. deferred tax assets. The valuation allowance is calculated in accordance with the provisions of SFAS 109, “Accounting for Income Taxes,” which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. In the event that the Company’s 2009 operating results are different than currently expected, an additional valuation allowance may be required to be established on the Company’s existing unreserved net U.S. deferred tax assets, which total $21.9 million at June 30, 2009. These existing unreserved U.S. deferred tax assets are currently considered to be “more likely than not” realized. The Company’s effective tax rates for the three months ended June 30, 2009 and 2008 were 22.3% (benefit on a loss) and 17.7% (provision on income), respectively. The Company’s effective tax rates for the six months ended June 30, 2009 and 2008 were 25.7% and 18.3%, respectively. The increase in the Company’s effective tax rate during the six months ended June 30, 2009 related primarily to the tax benefit on the impairment of intangible assets, which is taxed at 29%.
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

(11) Comprehensive Net Income (Loss)
     The components of comprehensive net income (loss) are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Restated)		(Restated)
Net income (loss) applicable to common shares	$(16,606)	$15,445	$(55,049)	$23,073
Foreign currency translation adjustment	17,529	98	14,124	(236)

Comprehensive net income (loss)	$923	$15,543	$(40,925)	$22,837

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
     Under the Company’s agreement with Fletcher regarding the Series D Preferred Stock held by Fletcher, the aggregate number of shares of common stock issued or issuable to Fletcher upon conversion or redemption of, or as dividends paid on, the Series D Preferred Stock could not exceed a designated maximum number of shares (the “Maximum Number”), and such Maximum Number could be increased by Fletcher providing the Company with a 65-day notice of increase, but under no circumstance could the total number of shares of common stock issued or issuable to Fletcher with respect to the Series D Preferred Stock ever exceed 15,724,306 shares. The Fletcher agreement had originally designated 7,669,434 shares as the original Maximum Number. On November 28, 2008, Fletcher delivered a notice to the Company to increase the Maximum Number to 9,669,434 shares, effective February 1, 2009. On September 15, 2009, Fletcher purported to deliver a second notice to the Company purporting to increase the Maximum Number from 9,669,434 shares to 11,669,434 shares, to become effective on November 19, 2009. The Company believes that its agreement with Fletcher gives Fletcher the right to issue only one notice to increase the Maximum Number. On November 6, 2009, the Company filed an action in the Court of Chancery of the State of Delaware, seeking a declaration that, under the relevant agreement, Fletcher is permitted to deliver only one notice to increase the Maximum Number and that its purported second notice is legally invalid.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Restated)		(Restated)
Balance at beginning of period	$9,543	$13,185	$10,526	$13,439
Accruals for warranties issued during the period	(99)	1,101	(640)	2,490
Settlements made (in cash or in kind) during the period	(1,644)	(2,626)	(2,086)	(4,269)

Balance at end of period	$7,800	$11,660	$7,800	$11,660

(14) Concentration of Credit and Foreign Sales Risks
     The majority of the Company’s foreign sales are denominated in U.S. dollars. Product revenues are allocated to geographical locations on the basis of the ultimate destination of the equipment, if known. If the ultimate destination of such equipment is not known, product revenues are allocated to the geographical location of initial shipment. Service revenues related primarily to the ION Solutions division are allocated based upon the billing location of the customer. For the six months ended June 30, 2009 and 2008, international sales comprised 58% and 60%, respectively, of total net revenues. For the six months ended June 30, 2009, the Company recognized $32.2 million of sales to customers in Europe, $25.1 million of sales to customers in the Asia Pacific region, $25.6 million of sales to customers in the Middle East, $14.0 million of sales to customers in Latin American countries, $3.1 million of sales to customers in the Commonwealth of Independent States, or former Soviet Union (CIS) and $14.4 million of sales to customers in

Africa. In recent years, the CIS and certain Latin American countries have experienced economic problems and uncertainties. However, given the recent market downturn, more countries and areas of the world have also begun to experience economic problems and uncertainties. To the extent that world events or economic conditions negatively affect the Company’s future sales to customers in these and other regions of the world or the collectibility of the Company’s existing receivables, the Company’s future results of operations, liquidity, and financial condition would be adversely affected.
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
(16) Subsequent Events
     On October 23, 2009, the Company entered into a binding term sheet (the “Term Sheet”) with BGP, which sets forth, among other things, the principal terms for a proposed joint venture between BGP and the Company. In connection with the execution of the Term Sheet, the Company entered into a Sixth Amendment to the Amended Credit Facility effective as of October 23, 2009 (the “Sixth Amendment”), which, among other things, (i) increases the aggregate revolving commitment amount under the Amended Credit Facility from $100.0 million to $140.0 million, (ii) permits Bank of China, New York Branch (the “New Lender”), to join the Amended Credit Facility as a lender, and (iii) modifies, or provides limited waivers of, certain of the financial and other covenants contained in the Amended Credit Facility. Contemporaneously with the execution of the Term Sheet, the Company entered into bridge financing arrangements consisting of the following:
•	Two promissory notes (the “Convertible Notes”) issued to the New Lender under the Amended Credit Facility as amended by the Sixth Amendment, convertible into shares of the Company’s common stock; and
•	A Warrant Issuance Agreement with BGP, under which the Company granted BGP a warrant (the “Warrant”) to purchase shares of the Company’s common stock that may be exercised in lieu of conversion of the Convertible Notes.
     The Term Sheet contemplates that the Company will enter into a purchase agreement with BGP under which (i) BGP will acquire a 51% equity interest in the joint venture for an aggregate purchase price of $108.5 million cash to be paid to the Company and the contribution by BGP to the joint venture of certain assets and certain related liabilities of BGP that relate to the joint venture’s business and (ii) the Company will acquire a 49% interest in the joint venture in exchange for the contribution of certain assets and certain related liabilities that relate to the Company’s land business. The assets of each party to be transferred to the joint venture will include seismic recording systems, inventory, certain intellectual property rights and contract rights, all as may be necessary to own and operate the business of the joint venture.
     The scope of the joint venture’s business is defined in the Term Sheet as being the business of designing, development, engineering, manufacturing, research and development, distribution, sales and marketing and field support of land-based equipment used in seismic data acquisition for the energy and petroleum industry. Excluded from the scope of the joint venture’s business will be (x) the analog sensor businesses of the Company and BGP and (y) the businesses of certain companies in which BGP or the Company is currently a minority owner. In addition to these excluded businesses, all of the Company’s other businesses — including Marine Imaging Systems, Concept Systems, Data Management Solutions and ION Solutions, which includes GXT’s Imaging Solutions, Integrated Seismic Solutions (ISS) and BasinSPAN™ and seismic data libraries, — will remain owned and operated by the Company and will not comprise a part of the joint venture.
     On October 27, 2009, the Company borrowed an aggregate of $40 million in the form of revolving credit bridge financing arranged by BGP from Bank of China, New York Branch and evidenced by the Convertible Notes. The Company also granted to BGP a warrant to purchase a number of shares of the Company’s common stock, equal to $40.0 million divided by an exercise price of $2.80 per share (subject to adjustment). At such time as when the Warrant becomes exercisable, it would initially be fully exercisable for 14,285,814 shares of common stock.
     The execution of the Sixth Amendment, which included waivers of the financial covenants contained in the Amended Credit Facility for the fiscal quarters ending September 30, 2009, December 31, 2009, March 31, 2010 and June 30, 2010, should enable the Company to conduct its operations without defaulting under the Amended Credit Facility until the transactions with BGP are completed, which is currently believed to occur during the first quarter of 2010. Without these waivers, the Company would not have been in compliance with certain of its financial covenants at September 30, 2009. However, any failure to comply with the Company’s other covenants under the Amended Credit Facility could result in an event of default that, if not cured or waived, could have a material adverse effect on the Company’s financial condition, results of operations and debt service capabilities.
      If the Company is not able to satisfy all of these covenants, the Company would need to seek to amend, or seek additional covenant waivers under the Amended Credit Facility. There can be no assurance that the Company would be able to obtain any such waivers or amendments, in which case the Company would likely seek to obtain new secured debt, unsecured debt or equity financing. However, there also can be no assurance that such debt or equity financing would be available on terms acceptable to the Company or at all. Additionally, if the proposed transactions with BGP are not completed as anticipated or if the proposed transactions with BGP were to be abandoned, even for reasons beyond the Company’s control (such as failure to obtain certain regulatory approvals), then the waivers, upon notice from the lenders, would cease to be effective and the Company at that time would likely not be in compliance with certain of the financial covenants contained in the Amended Credit Facility, which would then result in an event of default.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     See Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements for explanation regarding the restatement of financial statements as of and for the three and six months ended June 30, 2009.
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
     We reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, that, as of that date, we were in compliance with all of our financial covenants under (i) our Amended Credit Facility and (ii) our Bridge Loan Agreement dated as of December 30, 2008 (the “Bridge Loan Agreement”) with Jefferies Finance LLC (“Jefferies”). We also reported that, based upon our 2009 first quarter results and our then-current operating forecast for the remainder of 2009, it was probable that, unless certain mitigating actions were taken, we would not be in compliance for the period ending September 30, 2009 with certain of the financial covenants contained in Amended Credit Facility loan agreement and the Bridge Loan Agreement. Due to these uncertainties, during June 2009, we repaid the Bridge Loan Agreement indebtedness and entered into an additional amendment (the “Fifth Amendment”) to the Amended Credit Facility. Among other things, the Fifth Amendment modified certain of the financial and other covenants contained in the Amended Credit Facility. See further discussion below at “— Liquidity and Capital Resources — Sources of Capital” and at Note 9 “— Notes Payable, Long-Term Debt and Lease Obligations.”
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
     On June 29, 2009, we entered into a $20.0 million secured equipment financing with ICON ION, LLC (“ICON”), an affiliate of ICON Capital Inc. We received $12.5 million from ICON on June 29, 2009 and $7.5 million on July 20, 2009. All borrowed indebtedness under the master loan agreements governing this equipment financing arrangement is scheduled to mature on July 31, 2014. The obligations under these master loan agreements are guaranteed by us under a guaranty dated as of June 29, 2009 (the “Guaranty”). The indebtedness under these loan agreements and this guaranty constitute permitted indebtedness under the Amended Credit Facility. We used the proceeds of these secured term loans for working capital and general corporate purposes. See further discussion below at “— Liquidity and Capital Resources — Sources of Capital” and at Note 9 “— Notes Payable, Long-Term Debt and Lease Obligations.”

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
     2009 Developments. Our overall total net revenues of $196.1 million for the six months ended June 30, 2009 decreased $124.7 million, or 38.9%, compared to total net revenues for the six months ended June 30, 2008. Our overall gross profit percentage for the first six months of 2009 was 32.5% compared to 33.2% for the first six months of 2008. In the first six months of 2009, we recorded a loss from operations of ($52.1) million (which includes the effect of an impairment of intangible assets charge of $38.0 million in the first quarter of 2009), compared to $30.0 million income from operations for the first six months of 2008.
     Developments to date in 2009 include the following:
•	In January 2009, we announced our first commercial delivery of a multi-thousand station FireFly system equipped with digital, full-wave VectorSeis® sensors to the world’s largest land contractor. The deployment in the second quarter of 2009 of this FireFly system occurred in a producing hydrocarbon basin containing reservoirs that have proven difficult to image with conventional seismic techniques.
•	In March 2009, we announced that we had signed an agreement with The Polarcus Group of Companies for the provision of seismic data processing services. Under the agreement, we will provide hardware, software and geophysicists in order to support a seismic project’s entire imaging lifecycle, from the vessel to an onshore data processing center.
•	In April 2009, we announced that a 6,100 station FireFly system will be utilized by a super major to undertake two high channel count, multicomponent (full-wave) seismic acquisition programs in northeast Texas.

•	In April 2009, we announced the first commercial sale of our cable-based ARIES II seismic recording platform to one of the world’s largest geophysical services providers. The sale includes two 5,000 channel ARIES II recording systems that the customer plans to deploy on upcoming, high-channel count seismic surveys.
•	In May 2009, we announced that an 8,000 station FireFly system will be utilized by Compania Mexicana de Exploraciones (Comesa), an oilfield services company majority-owned by PEMEX, the national oil company of Mexico, on three projects in Mexico.
•	In May 2009, we announced that we had successfully acquired an additional 6,200 kilometers of regional seismic data offshore India’s western coast as part of our ongoing IndiaSPAN™ program. Another 3,800 kilometers has since been acquired off the east coast of India.
     Key Financial Metrics. The following table provides an overview of key financial metrics for our company as a whole and our four business segments during the three and six months ended June 30, 2009, compared to those periods one year ago (in thousands, except per share amounts):

			Comparable			Comparable
	Three Months Ended		Quarter	Six Months Ended		Year-to-Date
	June 30,		Increase	June 30,		Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)
	(Restated)			(Restated)
Net revenues:
Land Imaging Systems	$19,162	$45,820	(58.2%)	$53,344	$95,708	(44.3%)
Marine Imaging Systems	24,224	50,368	(51.9%)	42,677	84,856	(49.7%)
Data Management Solutions	9,217	9,596	(3.9%)	16,463	18,762	(12.3%)

Total ION Systems	52,603	105,784	(50.3%)	112,484	199,326	(43.6%)
ION Solutions Division	36,654	74,881	(51.1%)	83,663	121,498	(31.1%)

Total	$89,257	$180,665	(50.6%)	$196,147	$320,824	(38.9%)

Income (loss) from operations:
Land Imaging Systems	$(10,845)	$1,320	(921.6%)	$(15,592)	$4,615	(437.9%)
Marine Imaging Systems	7,743	11,181	(30.7%)	10,504	21,182	(50.4%)
Data Management Solutions	5,818	5,468	6.4%	10,248	10,676	(4.0%)

Total ION Systems	2,716	17,969	(84.9%)	5,160	36,473	(85.9%)
ION Solutions Division	4,602	16,070	(71.4%)	9,808	22,297	(56.0%)
Corporate	(14,829)	(14,303)	(3.7%)	(29,011)	(28,739)	(0.9%)
Impairment of intangible assets	—	—	0.0%	(38,044)	—	(100.0%)

Total	$(7,511)	$19,736	(138.1%)	$(52,087)	$30,031	(273.4%)

Net income (loss) applicable to common shares	$(16,606)	$15,445		$(55,049)	$23,073

Basic net income (loss) per common share	$(0.16)	$0.16		$(0.54)	$0.25
Diluted net income (loss) per common share	$(0.16)	$0.16		$(0.54)	$0.24
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
Results of Operations
     Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
     Net Revenues. Net revenues of $89.3 million for the three months ended June 30, 2009 decreased $91.4 million, or 50.6%, compared to the corresponding period last year. Land Imaging Systems’ net revenues decreased by $26.7 million, to $19.2 million compared to $45.8 million in the corresponding period of last year. This decrease related mainly to the continued decreased market demand in North America and Russia for land seismic equipment. Marine Imaging Systems’ net revenues for the three months ended June 30, 2009 decreased by $26.2 million to $24.2 million compared to $50.4 million in the corresponding period of last year, principally due to the decrease in VectorSeis Ocean (VSO) system sales in 2008 which were not repeated during the three months ended June 30, 2009. This decrease was partially offset by multiple sales of our DigiFIN positioning systems. Revenues from our Data Management Solutions segment (our Concept Systems subsidiary) decreased slightly compared to the corresponding period of last year. This decrease was due entirely to the effect of foreign currency exchange rate fluctuations compared to a year ago. Converting those revenues to Data Management Solutions’ domestic currency of British Pounds Sterling, revenues for the second quarter of 2009 increased £1.0 million compared to the second quarter of 2008.
     Our ION Solutions division’s net revenues decreased by $38.2 million, to $36.7 million for the three months ended June 30, 2009, compared to $74.9 million in the corresponding quarter of 2008. The results for the second quarter of 2009 reflected decreased multi-client data library and new venture program sales, partially offset by increases in data processing service revenues.
     Gross Profit and Gross Profit Percentage. Gross profit of $30.0 million for the three months ended June 30, 2009 decreased $28.0 million, compared to the corresponding period last year. Gross profit percentages for the three months ended June 30, 2009 and 2008 were 33.6% and 32.1%, respectively. The slight increase in gross margin percentage occurred primarily in our Marine Imaging Systems division and is principally due to product mix combined with lower sales of VectorSeis Ocean (VSO) acquisition system equipment compared to the prior year. We experienced higher margin sales in our Data Management Solutions segment as well. ION Solutions segment’s gross profit percentage slightly decreased due to product mix, while the Land Imaging Systems business segment showed a decrease in margins primarily due to increased amortization expense related to ARAM’s acquired intangibles, combined with more higher margin sales in the second quarter of 2008 compared with the second quarter of 2009.
     Research, Development and Engineering. Research, development and engineering expense was $11.8 million, or 13.2% of net revenues, for the three months ended June 30, 2009, a decrease of $0.1 million compared to $11.9 million, or 6.6% of net revenues, for the corresponding period last year. Based upon the recently initiated restructuring programs, we expect to incur lower costs related to our research, development and engineering efforts than in prior periods as mentioned in Item 2. “— Executive Summary” above.
     Marketing and Sales. Marketing and sales expense of $8.4 million, or 9.5% of net revenues, for the three months ended June 30, 2009 decreased $3.8 million compared to $12.2 million, or 6.8% of net revenues, for the corresponding period last year. The decrease in our sales and marketing expenditures reflects decreased salary and payroll expenses related to our reduced headcount, a decrease in travel expenses as part of our cost reduction measures and a decrease in conventions, exhibits and advertising expenses related to cost reduction measures and the timing of the expenses throughout the year. Based upon the recently initiated restructuring programs, we expect to continue to incur lower costs related to our marketing and sales efforts than in prior periods as mentioned in Item 2. “— Executive Summary” above.
     General and Administrative. General and administrative expenses of $17.3 million for the three months ended June 30, 2009 increased $3.1 million compared to $14.2 million for the second quarter of 2008. General and administrative expenses as a percentage of net revenues for the three months ended June 30, 2009 and 2008 were 19.3% and 7.9%, respectively. The increase in general and administrative expense was mainly due to stock-based compensation expense related to adjustments between estimated and actual forfeitures of $3.3 million, which is an out-of-period adjustment as further described in Note 1 “— Basis of Presentation, Restatement and Overview.” This increase was partially offset by lower operating expenses due to the focus on cost reduction, despite the inclusion of ARAM’s expenses in 2009 and increased bad debt expenses. Based upon the recently initiated restructuring programs, we expect to incur lower costs related to our general and administrative activities than in prior periods as mentioned in Item 2. “— Executive Summary” above.
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
     Income Tax Expense (Benefit). Income tax benefit for the three months ended June 30, 2009 was ($4.5) million compared to income tax expense of $3.5 million for the three months ended June 30, 2008. We continue to maintain a valuation allowance for a significant portion of our U.S. federal net deferred tax assets. Our effective tax rates for the three months ended June 30, 2009 and 2008 were 22.3% (benefit on a loss) and 17.7% (provision on income), respectively.
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
     Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
     Net Revenues. Net revenues of $196.1 million for the six months ended June 30, 2009 decreased $124.7 million, or 38.9%, compared to the corresponding period last year. Land Imaging Systems’ net revenues decreased by $42.4 million, to $53.3 million compared to $95.7 million in the corresponding period of last year. This decrease related mainly to the continued decreased market demand in North America and Russia for land seismic equipment. Marine Imaging Systems’ net revenues for the six months ended June 30, 2009 decreased by $42.2 million to $42.7 million compared to $84.9 million in the corresponding period of last year, principally due to the timing of new marine vessels being introduced into the market. This decrease was partially offset by multiple sales of our DigiFIN system and several marine streamer positioning system sales in the second quarter of 2009. Revenues from our Data Management Solutions segment (our Concept Systems subsidiary) of $16.5 million for the first half of 2009 decreased from the $18.8 million in revenues for the corresponding period of last year. This decrease was due entirely to the effect of foreign currency exchange rate fluctuations compared to a year ago. Converting those revenues to Data Management Solutions’ domestic currency of British Pounds Sterling, revenues for the first quarter of 2009 increased £1.4 million compared to the first half of 2008.
     Our ION Solutions division’s net revenues decreased by $37.8 million, to $83.7 million for the six months ended June 30, 2009, compared to $121.5 million in the corresponding period of 2008. The results for the first half of 2009 reflected decreased multi-client data library and new venture program sales, partially offset by increases in data processing service revenues.
     Gross Profit and Gross Profit Percentage. Gross profit of $63.7 million for the six months ended June 30, 2009 decreased $42.7 million, compared to the corresponding period last year. Gross profit percentages for the six months ended June 30, 2009 and 2008 were 32.5% and 33.2%, respectively. The gross margin remained stable, despite decreases in the margins of our Land Imaging Systems division, which were principally due to increased amortization expense related to ARAM’s acquired intangibles. We experienced higher margin sales in both our Data Management Solutions and our Marine Imaging Systems segments compared to the prior year. ION Solutions segment’s gross profit percentage slightly decreased primarily due to product mix sold for the quarter.
     Research, Development and Engineering. Research, development and engineering expense was $23.3 million, or 11.9% of net revenues, for the six months ended June 30, 2009, a decrease of $0.7 million compared to $24.0 million, or 7.5% of net revenues, for the corresponding period last year. The decrease was due primarily to decreased salary and payroll expenses related to our reduced headcount. Based upon the recently initiated restructuring programs, we expect to incur lower costs related to our research, development and engineering efforts than in prior periods as mentioned in Item 2. “— Executive Summary” above.

     Marketing and Sales. Marketing and sales expense of $18.2 million, or 9.3% of net revenues, for the six months ended June 30, 2009 decreased $5.2 million compared to $23.4 million, or 7.3% of net revenues, for the corresponding period last year. The decrease in our sales and marketing expenditures reflects decreased salary and payroll expenses related to our reduced headcount, a decrease in travel expenses as part of our cost reduction measures and a decrease in conventions, exhibits and advertising expenses related to cost reduction measures and the timing of the expenses throughout the year. Based upon the recently initiated restructuring programs, we expect to continue to incur lower costs related to our marketing and sales efforts than in prior periods as mentioned in Item 2. “— Executive Summary” above.
     General and Administrative. General and administrative expenses of $36.3 million for the six months ended June 30, 2009 increased $7.3 million compared to $29.0 million for the first six months of 2008. General and administrative expenses as a percentage of net revenues for the six months ended June 30, 2009 and 2008 were 18.5% and 9.0%, respectively. The increase in general and administrative expense was mainly due to stock-based compensation expense related to adjustments between estimated and actual forfeitures of $3.3 million, which is an out-of-period adjustment as further described in Note 1 “— Basis of Presentation , Restatement and Overview.” Additionally, general and administrative expense reflects the inclusion of ARAM’s expenses in 2009, severance charges related to the recent reductions in headcount and increased bad debt expenses. Based upon the recently initiated restructuring programs, we expect to incur lower costs related to our general and administrative activities than in prior periods as mentioned in Item 2. “— Executive Summary” above.
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
     Income Tax Expense (Benefit). Income tax benefit for the six months ended June 30, 2009 was ($18.5) million compared to income tax expense of $5.6 million for the six months ended June 30, 2008. We continue to maintain a valuation allowance for a significant portion of our U.S. federal net deferred tax assets. Our effective tax rates for the six months ended June 30, 2009 and 2008 were 25.7% (benefit on a loss) and 18.3% (provision on income), respectively. The increase in our effective tax rate relates primarily to the tax benefit related to the further impairment of intangible assets (discussed above), which is taxed at 29%. The inclusion of this benefit at the higher rate increased the overall effective tax rate for the six month period. See Note 10 “— Income Taxes” of Part I, Item 1 of this Form 10-Q.
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
     In June 2009, we entered into an additional amendment (the “Fifth Amendment”) to our Amended Credit Facility that, among other things, modified certain of the financial and other covenants contained in the Amended Credit Facility and repaid the Bridge Loan Agreement indebtedness. At June 30, 2009, we were in compliance with all of the financial covenants under the terms of our Amended Credit Facility.
     The principal modifications, excluding the amended debt covenants listed below, to the terms of the Amended Credit Agreement resulting from the Fifth Amendment were as follows:
•	The Fifth Amendment provided for an increase in applicable maximum interest rate margins in the event that our leverage ratio exceeds 2.25 to 1.0 — from 4.5% to up to 5.5% for alternate base rate loans, and from 5.5% to up to 6.5% for LIBOR-rate loans;

•	The Fifth Amendment modified a restricted payments covenant, permitting us to apply up to $6.0 million of its available cash on hand to prepay the indebtedness under the Bridge Loan Agreement;
•	The Fifth Amendment contained a new defined term — “Excess Cash Flow,” and now requires us to apply 50% of our Excess Cash Flow, if any, calculated with respect to a just-completed fiscal year, to the prepayment of the term loan under the Amended Credit Agreement if our fixed charge coverage ratio or our leverage ratio for the just-completed fiscal year does not meet certain requirements; and
•	The Fifth Amendment modifies Section 2.18 of the Credit Agreement to (i) prohibit increases in the revolving commitments under the Amended Credit Facility until we have delivered our compliance certificate for the period ending September 30, 2009, and then only if certain fixed charge coverage ratio and leverage ratio requirements are met, and (ii) reduce the maximum revolving credit facility amount to which the Amended Credit Facility can be increased to $140.0 million.
     The Amended Credit Agreement contains covenants that restrict us, subject to certain exceptions, from:
•	Incurring additional indebtedness (including capital lease obligations), granting or incurring additional liens on our properties, pledging shares of our subsidiaries, entering into certain merger or other similar transactions, entering into transactions with affiliates, making certain sales or other dispositions of assets, making certain investments, acquiring other businesses and entering into certain sale-leaseback transactions with respect to certain of our properties;
•	Paying cash dividends on our common stock and repurchasing and acquiring shares of our common stock unless (i) there is no event of default under the Amended Credit Facility and (ii) the amount of cash used for cash dividends, repurchases and acquisitions does not, in the aggregate, exceed an amount equal to the excess of 30% of our domestic consolidated net income for our most recently completed fiscal year over $15.0 million.
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
     Bridge Loan. On December 30, 2008, we and certain of our domestic subsidiaries (as guarantors) entered into the Bridge Loan Agreement with Jefferies. Under this Bridge Loan Agreement, we borrowed $40.8 million in unsecured debt to refinance certain outstanding short-term indebtedness that we had borrowed from Jefferies, in connection with the completion of the ARAM acquisition in September 2008. The maturity date of the Bridge Loan Agreement was January 31, 2010. As described above, we repaid the entire outstanding principal balance of $40.8 million in June 2009. The effective interest rate at the time of repayment was 25.3%.
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
Cash Flow from Operations
     We have historically financed operations from internally generated cash and funds from equity and debt financings. Cash and cash equivalents were $36.6 million at June 30, 2009, an increase of $1.4 million from December 31, 2008. Net cash provided by operating activities was approximately $38.0 million for the six months ended June 30, 2009, compared to $13.5 million for the six months ended June 30, 2008. The cash provided by our operating activities for the six months ended June 30, 2009 was primarily driven by increased collections on our receivables and a decrease in our unbilled receivables due to timing of sales and invoicing. This increase was partially offset by a decrease in our accounts payable and accrued expenses associated with payments of our obligations.
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
Recent Accounting Pronouncements
     See Note 15 of Notes to Unaudited Condensed Consolidated Financial Statements.
Credit and Foreign Sales Risks
     The majority of our foreign sales are denominated in United States dollars. Product revenues are allocated to geographical locations on the basis of the ultimate destination of the equipment, if known. If the ultimate destination of such equipment is not known, product revenues are allocated to the geographical location of initial shipment. Service revenues primarily relate to our ION Solutions division are allocated based upon the billing location of the customer. For the six months ended June 30, 2009 and 2008, international sales comprised 58% and 60%, respectively of total net revenues. For the six months ended June 30, 2009, we recognized $32.2 million of sales to customers in Europe, $25.1 million of sales to customers in Asia Pacific, $25.6 million of sales to customers in the Middle East, $14.0 million of sales to customers in Latin American countries, $3.1 million of sales to customers in the Commonwealth of Independent States, or former Soviet Union (CIS) and $14.4 million of sales to customers in Africa. In recent years, the CIS and certain Latin American countries have experienced economic problems and uncertainties. However, given the recent market downturn, more countries and areas of the world have also begun to experience economic problems and uncertainties. To the extent that world events or economic conditions negatively affect our future sales to customers in these and other regions of the world or the collectibility of our existing receivables, our future results of operations, liquidity, and financial condition may be adversely affected. We currently require customers in these higher risk countries to provide their own financing and in some cases assist the customer in organizing international financing and export-import credit guarantees provided by the United States government. We do not currently extend long-term credit through notes to companies in countries we consider to be inappropriate for credit risk purposes.
Item 4. Controls and Procedures
     Disclosure Controls and Procedures. As of June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file with or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. In light of the material weakness set forth below, these officers have concluded that our disclosure controls and procedures were not effective as of June 30, 2009.
     Material Weaknesses in Internal Control over Financial Reporting. As reported in our Current Report on Form 8-K filed with the SEC on November 4, 2009, we announced that our condensed consolidated financial statements as of and for the three and six months periods ended June 30, 2009 should no longer be relied upon because of an error in revenue recognition of certain product revenues in connection with the delivery of our FireFly® land seismic data acquisition system and related hardware and components in China. As a result of this error in revenue recognition, we determined that we should restate our unaudited consolidated financial statements as of and for the three and six months ended June 30, 2009. The error resulted from the fact that the sales records in the possession of our management at June 30, 2009 did not contain all relevant documentation relating to that particular sale. On October 28, 2009, after obtaining and reviewing all additional documentation related to the sale, our management ascertained that the additional documentation provided additional terms with respect to that sale. On October 29, 2009, our management and our Board of Directors, upon the recommendation of the Audit Committee of the Board of Directors, concluded that we should not have recognized the revenues from the sale in our results of operations for the second fiscal quarter of 2009, and that, as a result, our previously reported unaudited consolidated financial statements as of and for the three and six month periods ended June 30, 2009 should no longer be relied upon.
     The reason for the incomplete documentation in our sales records for this sale resulted from a sales employee in our China sales office failing to forward all material documentation related to the sale, as is required by our revenue recognition policies. The discovery of the existence of the additional documentation relating to the sale in question occurred during the course of due diligence procedures that had been performed in connection with our proposed joint venture and related transactions with BGP Inc., China National Petroleum Corporation (“BGP”), which we publicly announced on October 16, 2009. In connection with this due diligence process, our employees discovered certain documentation irregularities regarding the sale of the FireFly system, including that a portion of the documentation reflecting the terms for the sale had not been made available to our management for assessment with respect to the recording and reporting of the sale.
     Because the controls in effect at our sales office in China at June 30, 2009 regarding our revenue recognition policies did not effectively confirm the accuracy and completeness of documentation relating to a large sale of our products, we determined that there was a material weakness in our internal control over financial reporting that existed as of June 30, 2009.
     As a result, we are implementing the following procedures to remediate this material weakness:
•	We will implement a quarterly certification requiring our regional sales force to confirm that all documentation related to sales transactions have been provided to our management.
•	Certain regional sales offices (including China) will no longer have the authority to enter into sales contracts without the review and approval of designated corporate management; and
•	We will provide further training and education on the Company’s revenue recognition policies and procedures on an annual basis to our regional sales force.
      Changes in Internal Control in Financial Reporting. There were no changes in our internal controls over financial reporting during the quarterly period ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     We reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, that, as of that date, we were in compliance with all of our financial covenants under our Amended Credit Facility and the Bridge Loan Agreement. We also reported that, based upon our 2009 first quarter results and our then-current operating forecast for the remainder of 2009, it was probable that, unless we took certain mitigating actions, we would not be in compliance for the period ending September 30, 2009 with certain of the financial covenants contained in these debt agreements. Due to these uncertainties, during June 2009, we entered into the Fifth Amendment to our Amended Credit Facility, which, among other things, modified certain of the financial and other covenants contained in the Amended Credit Facility. With the repayment of indebtedness outstanding under the Bridge Loan Agreement and our entering into the secured equipment financing transaction, we believe that our cash on hand and cash generated from our operations will be sufficient to fund our operations for the remainder of 2009. See “- Liquidity and Capital Resources — Sources of Capital — Meeting our Liquidity Requirements.”
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
     Following the end of our third quarter of 2009, we discovered an error in revenue recognition of certain product revenues in connection with the delivery of a FireFly® land seismic data acquisition system and related hardware and components in China, which we had recorded in revenues for the second fiscal quarter of 2009. On November 4, 2009, we announced that we were restating our unaudited consolidated financial statements as of and for the three and six month periods ended June 30, 2009, as a result of this error in revenue recognition. We have concluded that, as of June 30, 2009, our internal control over financial reporting was not effective because this error in revenue recognition necessitating the restatement of our second quarter 2009 results of operations constituted a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. For a description of this material weakness in our internal control over financial reporting identified in November 2009 and determined to have existed at June 30, 2009, see Item 4. “Controls and Procedures.”
     Although we have developed a remediation plan for the material weakness, there can be no assurance that such controls will effectively prevent material misstatements in our consolidated financial statements in future periods. We may experience controls deficiencies or material weakness in the future, which could adversely impact the accuracy and timeliness of our future reporting and reports and filings we make with the SEC.
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

Item 6. Exhibits
10.1	Fifth Amendment to Amended and Restated Credit Agreement dated effective as of June 1, 2009 by and among ION Geophysical Corporation, ION International S.à r.l., certain other foreign and domestic subsidiaries of the ION Geophysical Corporation, HSBC Bank USA, N.A., as administrative agent, joint lead arranger and joint bookrunner, ABN AMRO Incorporated, as joint lead arranger and joint bookrunner, Citibank, N.A., as syndication agent, and the lenders party thereto. *
10.2	Form of Purchase Agreement dated as of June 1, 2009, for the offering and sale of 18,500,000 shares of common stock of ION Geophysical Corporation in privately-negotiated transactions to “accredited investors” (as defined in Rule 501 under the Securities Act of 1933, as amended), by and between ION Geophysical Corporation and the Purchasers named therein.*
10.3	Canadian Master Loan and Security Agreement dated as of June 29, 2009 by and among ICON ION, LLC, as lender, ION Geophysical Corporation and ARAM Rentals Corporation, a Nova Scotia corporation.*
10.4	Master Loan and Security Agreement (U.S.) dated as of June 29, 2009 by and among ICON ION, LLC, as lender, ION Geophysical Corporation and ARAM Seismic Rentals, Inc., a Texas corporation.*
31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. §1350.

*	Previously included as an exhibit to the Quarterly Report on Form 10-Q of ION Geophysical Corporation for the quarterly period ended June 30, 2009, filed with the SEC on August 6, 2009.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ION GEOPHYSICAL CORPORATION
By	/s/ R. Brian Hanson
R. Brian Hanson
Executive Vice President and Chief Financial Officer (Duly authorized executive officer and principal financial officer)

            Date: November 9, 2009

EXHIBIT INDEX

Exhibit No.	Description
10.1	Fifth Amendment to Amended and Restated Credit Agreement dated effective as of June 1, 2009 by and among ION Geophysical Corporation, ION International S.à r.l., certain other foreign and domestic subsidiaries of the ION Geophysical Corporation, HSBC Bank USA, N.A., as administrative agent, joint lead arranger and joint bookrunner, ABN AMRO Incorporated, as joint lead arranger and joint bookrunner, Citibank, N.A., as syndication agent, and the lenders party thereto.*

10.2	Form of Purchase Agreement dated as of June 1, 2009, for the offering and sale of 18,500,000 shares of common stock of ION Geophysical Corporation in privately-negotiated transactions to “accredited investors” (as defined in Rule 501 under the Securities Act of 1933, as amended), by and between ION Geophysical Corporation and the Purchasers named therein.*

10.3	Canadian Master Loan and Security Agreement dated as of June 29, 2009 by and among ICON ION, LLC, as lender, ION Geophysical Corporation and ARAM Rentals Corporation, a Nova Scotia corporation.*

10.4	Master Loan and Security Agreement (U.S.) dated as of June 29, 2009 by and among ICON ION, LLC, as lender, ION Geophysical Corporation and ARAM Seismic Rentals, Inc., a Texas corporation.*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. §1350.

*	Previously included as an exhibit to the Quarterly Report on Form 10-Q of ION Geophysical Corporation for the quarterly period ended June 30, 2009, filed with the SEC on August 6, 2009.