Form 10-Q
period 2009-09-30
ION GEOPHYSICAL CORP
filed 2009-11-09
CIK 866609

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No: ☑
At October 30, 2009, there were 118,447,777 shares of common stock, par value $0.01 per share, outstanding.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS FOR FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2009	2008
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$19,556	$35,172
Restricted cash	1,503	6,610
Accounts receivable, net	73,999	150,565
Current portion notes receivable	10,523	11,665
Unbilled receivables	30,669	36,472
Inventories, net	227,111	262,519
Prepaid expenses and other current assets	14,075	20,386

Total current assets	377,436	523,389
Notes receivable	3,517	4,438
Deferred income tax asset	19,036	11,757
Property, plant, equipment and seismic rental equipment, net	85,568	59,129
Multi-client data library, net	127,657	89,519
Goodwill	52,043	49,772
Intangible assets, net	63,601	107,443
Other assets	18,976	15,984

Total assets	$747,834	$861,431

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$264,066	$38,399
Accounts payable	43,191	94,586
Accrued expenses	67,148	77,046
Accrued multi-client data library royalties	19,031	28,044
Deferred revenue and other current liabilities	12,971	18,159

Total current liabilities	406,407	256,234
Long-term debt, net of current maturities	7,122	253,510
Non-current deferred income tax liability	1,562	22,713
Other long-term liabilities	3,789	3,904

Total liabilities	418,880	536,361
Stockholders’ equity:
Cumulative convertible preferred stock	68,786	68,786
Common stock, $0.01 par value; authorized 200,000,000 shares; outstanding 118,447,777 and 99,621,926 shares at September 30, 2009 and December 31, 2008, respectively, net of treasury stock	1,184	996
Additional paid-in capital	743,300	694,261
Accumulated deficit	(438,426)	(376,552)
Accumulated other comprehensive loss	(39,325)	(55,859)
Treasury stock, at cost, 849,539 and 848,422 shares at September 30, 2009 and December 31, 2008, respectively	(6,565)	(6,562)

Total stockholders’ equity	328,954	325,070

Total liabilities and stockholders’ equity	$747,834	$861,431

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(In thousands, except per share amounts)

Product revenues	$51,263	$140,332	$162,777	$337,726
Service revenues	51,107	78,197	135,740	201,627

Total net revenues	102,370	218,529	298,517	539,353

Cost of products	34,114	92,347	108,007	224,601
Cost of services	33,627	53,561	92,209	135,716

Gross profit	34,629	72,621	98,301	179,036

Operating expenses:
Research, development and engineering	10,659	13,498	33,917	37,507
Marketing and sales	8,006	12,062	26,207	35,440
General and administrative	17,523	15,487	53,779	44,484
Impairment of intangible assets	—	—	38,044	—

Total operating expenses	36,188	41,047	151,947	117,431

Income (loss) from operations	(1,559)	31,574	(53,646)	61,605
Interest expense	(6,380)	(1,592)	(20,658)	(2,731)
Interest income	451	40	1,447	1,117
Other income (expense)	1,669	(404)	(4,734)	101

Income (loss) before income taxes	(5,819)	29,618	(77,591)	60,092
Income tax expense (benefit)	131	3,760	(18,342)	9,343

Net income (loss)	(5,950)	25,858	(59,249)	50,749
Preferred stock dividends	875	925	2,625	2,743

Net income (loss) applicable to common shares	$(6,825)	$24,933	$(61,874)	$48,006

Earnings per share:
Basic net income (loss) per share	$(0.06)	$0.26	$(0.57)	$0.51

Diluted net income (loss) per share	$(0.06)	$0.25	$(0.57)	$0.49

Weighted average number of common shares outstanding:
Basic	118,380	95,823	107,816	94,676
Diluted	118,380	102,653	107,816	102,127
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2009	2008
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$(59,249)	$50,749
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization (other than multi-client library)	34,113	20,897
Amortization of multi-client library	37,011	64,526
Stock-based compensation expense related to stock options, nonvested stock and employee stock purchases	10,399	6,138
Bad debt expense	2,828	418
Impairment of intangible assets	38,044	—
Deferred income tax	(28,139)	585
Excess tax benefit from exercise of stock options	—	(1,657)
Change in operating assets and liabilities:
Accounts and notes receivable	78,458	1,991
Unbilled receivables	5,803	(43,190)
Inventories	(4,753)	(69,686)
Accounts payable, accrued expenses and accrued royalties	(71,157)	41,644
Deferred revenue	(5,889)	(12,943)
Other assets and liabilities	14,128	(6,971)

Net cash provided by operating activities	51,597	52,501

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,456)	(11,201)
Investment in multi-client data library	(75,149)	(87,841)
Business acquisition	—	(241,589)
Cash of acquired business	—	10,677
Other investing activities	(361)	110

Net cash used in investing activities	(77,966)	(329,844)

Cash flows from financing activities:
Net proceeds from issuance of debt	19,218	165,072
Net proceeds from issuance of common stock	38,220	—
Borrowings under revolving line of credit	37,000	175,000
Repayments under revolving line of credit	(5,000)	(97,000)
Payments on notes payable and long-term debt	(73,337)	(6,894)
Costs associated with debt amendments	(4,046)	—
Issuance of preferred stock	—	35,000
Payment of preferred dividends	(2,625)	(2,743)
Proceeds from employee stock purchases and exercise of stock options	276	6,249
Restricted stock cancelled for employee minimum income taxes	(119)	(1,354)
Excess tax benefit from exercise of stock options	—	1,657

Net cash provided by financing activities	9,587	274,987

Effect of change in foreign currency exchange rates on cash and cash equivalents	1,166	(1,864)

Net decrease in cash and cash equivalents	(15,616)	(4,220)
Cash and cash equivalents at beginning of period	35,172	36,409

Cash and cash equivalents at end of period	$19,556	$32,189

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation and Overview
     Basis of Presentation. The consolidated balance sheet of ION Geophysical Corporation and its subsidiaries (collectively referred to in this Part I - Item 1 as the “Company” or “ION,” unless the context otherwise requires) at December 31, 2008 has been derived from the Company’s audited consolidated financial statements at that date. The consolidated balance sheet at September 30, 2009, the consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008, and the consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the operating results for a full year or of future operations.
     The accompanying financial statements for the nine months ended September 30, 2009 include approximately $3.3 million of stock-based compensation expense related to 2006, 2007 and 2008. Accounting Standards Codification (ASC) 718. “Share-Based Payments,” requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The prior-period stock-based compensation expense relates to adjustments between estimated and actual forfeitures which should have been recognized over the vesting period of such awards. Such amounts were not deemed material with respect to either the results of prior years or the anticipated results and the trend of earnings for the current year and were therefore recorded in the second quarter of 2009.
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
     On September 18, 2008, the Company completed the acquisition of ARAM Systems Ltd. and Canadian Seismic Rentals Inc. (sometimes collectively referred to herein as “ARAM”). The results of operations of the Company for the three and nine months ended September 30, 2009 have been affected by this acquisition, which may affect the comparability of certain of the financial information contained in this Quarterly Report on Form 10-Q. This acquisition is described in more detail in Note 2 “— ARAM Acquisition.”
     In connection with preparation of the consolidated financial statements and in accordance with the recently issued ASC 855-10, “Subsequent Events,” the Company evaluated subsequent events after the balance sheet date of September 30, 2009 through November 9, 2009, the date of the Company’s filing of this Form 10-Q.
     Overview. Demand for the Company’s products and services is cyclical and substantially dependent upon activity levels in the oil and gas industry, particularly the willingness and ability of the Company’s customers to expend their capital for oil and natural gas exploration and development projects. This demand is highly sensitive to current and expected future oil and natural gas prices.
     The recent global financial crisis, which has contributed, among other things, to significant reductions in available capital and liquidity from banks and other providers of credit, has resulted in the worldwide economy entering into a recessionary period, which may be prolonged and severe. Oil prices have been highly volatile in recent years, increasing to record levels in the second quarter of 2008 and then sharply declining thereafter, falling to approximately $35 per barrel during the first quarter of 2009. By the end of September 2009, oil prices were approximately $65 per barrel. Due to oversupply, natural gas prices at the Henry Hub interconnection point at the end of September 2009 were approximately 75% below the July 2008 price of $13.31 per mmBtu. These conditions have sharply curtailed demand for exploration activities in North America and other regions.
     The weakness in demand for the Company’s products, the uncertainty surrounding future economic activity levels and the tightening of credit availability have resulted in decreased sales for the Company’s business units. The Company’s seismic contractor customers and the exploration and production companies (“E&P companies”) that are users of the Company’s products, services and technology have reduced their capital spending from mid-2008 levels. The Company expects that the level of customers’ exploration and production expenditures will continue to be low for the remainder of 2009 and will continue to be reduced to the extent that E&P companies and seismic contractors are limited in their access to the credit markets as a result of further disruptions in, or the more conservative lending practices by, the lending markets. There continues to be significant uncertainty about future exploration and production activity levels and the impact on the Company’s businesses.
     While the ongoing global recession and the lower oil and gas prices have slowed demand for the Company’s products and services in the near term, the Company believes that the industry’s long-term prospects remain favorable because of the declining rates in oil and gas production. The Company believes that technology that adds a competitive advantage through cost reductions or improvements in productivity will continue to be valued in its marketplace, even in the current difficult market. For example, the Company believes that its new technologies, such as FireFly®, DigiFIN™ and Orca®, will continue to attract interest from its customers because those new technologies are designed to deliver improvements in image quality within more productive delivery systems.
     In response to this downturn in the demand for the Company’s products and services, the Company has taken measures to reduce its cost structure. In addition, the Company has slowed its capital spending, including investments for its multi-client data library. To date, the most significant cost reduction has related to reduced headcount. Beginning in the fourth quarter of 2008 and continuing through the first nine months of 2009, the Company reduced its headcount by 378 positions, or approximately 25% of its employee headcount, in order to adjust to the expected lower levels of activity. Including all contractors and employees, the Company reduced its headcount by 483 positions, or 27%. In April 2009, the Company also initiated a salary reduction program that reduced employee base salaries. The salary reductions reduced affected employees’ annual base salaries by 12% for the Company’s chief executive officer, chief operating officer and chief financial officer, 10% for all other executives and senior management, and 5% for most other employees. The Company has adopted a payment plan whereby employees affected by the salary reduction program may receive a payment in the beginning of 2010 in an amount that is approximately equal to the amount of their salary reduction plus interest if the Company achieves certain predetermined levels of adjusted EBITDA during 2009 and the Company determines that its liquidity levels are sufficient to make the payments. Additionally, the Board of Directors elected to implement a 15% reduction in director fees. In addition to the salary reduction program, the Company elected to suspend its matching contributions to its employee 401(k) plan contributions. See further discussion of the reinstatement of employees salaries at Note 5 “— Restructuring Activities.” The Company has also reduced its research and development spending but intends to continue to fund strategic programs to position it for the expected recovery in economic activity. Overall, the Company has and will continue to give priority to generating cash flow and reducing its cost structure, while maintaining its long-term commitment to continued technology development.
     On June 4, 2009, the Company completed a private placement transaction in which the Company issued and sold 18,500,000 shares of its common stock in privately-negotiated transactions for aggregate gross proceeds of approximately $40.7 million. The $38.2 million in net proceeds from the offering, along with $2.6 million of cash on hand, were applied to repay in full the outstanding indebtedness under the Bridge Loan Agreement with Jefferies Finance LLC dated as of December 30, 2008 (the “Bridge Loan Agreement”). The indebtedness under the Bridge Loan Agreement had been scheduled to mature on January 31, 2010 and had an effective interest rate at the time of repayment of 25.3%. The Company also entered into an additional amendment (the “Fifth Amendment”) to the amended commercial banking credit facility (the “Amended Credit Facility”) which, among other things, modified certain of the financial and other covenants contained in the Amended Credit Facility.
     In addition, on June 29, 2009, the Company also entered into a $20.0 million secured equipment financing term loan with ICON ION, LLC (“ICON”), an affiliate of ICON Capital Inc. The Company received $12.5 million from ICON on June 29, 2009 and $7.5 million on July 20, 2009. All borrowed indebtedness under this arrangement is scheduled to mature on July 31, 2014 and constitutes permitted indebtedness under the Amended Credit Facility. The proceeds of the secured term loan are being applied for working capital and general corporate purposes. See further discussion at Note 9 “— Notes Payable, Long-term Debt and Lease Obligations.”
     On October 23, 2009, the Company entered into a binding term sheet (the “Term Sheet”) with BGP Inc., China National Petroleum Corporation, a company organized under the laws of the People’s Republic of China (“BGP”), which sets forth, among other things, the principal terms for a proposed joint venture between BGP and the Company. In connection with the execution of the Term Sheet, the Company entered into a Sixth Amendment to the Amended Credit Facility dated effective as of October 23, 2009 (the “Sixth Amendment”), which, among other things, (i) increases the aggregate revolving commitment amount under the Amended Credit Facility from $100.0 million to $140.0 million, (ii) permits Bank of China, New York Branch (the “New Lender”), to join the Amended Credit Facility as a lender, and (iii) modifies, or provides limited waivers of, certain of the financial and other covenants contained in the Amended Credit facility. Additionally, contemporaneously with the execution of the Term Sheet, the Company entered into bridge financing arrangements consisting of the following:
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
     See further discussion below at Note 8 “— Term Sheet with BGP and Bridge Financing Transactions.”
     As a result of the Company’s bridge financing arrangements that the Company entered into in October 2009, the Company believes that its liquidity will be sufficient to fund its operations for the remainder of 2009 and into the first quarter of 2010. Additionally, as a result of the Company’s entering into the Sixth Amendment, the Company believes that the waivers of the financial covenants contained in the Amended Credit Facility for the fiscal quarters ending September 30, 2009, December 31, 2009, March 31, 2010 and June 30, 2010 should enable the Company to conduct its operations without defaulting under the Amended Credit Facility until the transactions under the Term Sheet are completed, which the Company currently expects to occur during the first quarter of 2010. Without these waivers, the Company would not have been in compliance with certain of its financial covenants at September 30, 2009. However, any failure to comply with the Company’s other covenants under the Amended Credit Facility could result in an event of default that, if not cured or waived, could have a material adverse effect on the Company’s financial condition, results of operations and debt service capabilities.
     If the Company is not able to satisfy all of these covenants, the Company would need to seek to amend, or seek additional covenant waivers under, the Amended Credit Facility. There can be no assurance that the Company would be able to obtain any such waivers or amendments, in which case the Company would likely seek to obtain new secured debt, unsecured debt or equity financing. However, there also can be no assurance that such debt or equity financing would be available on terms acceptable to the Company or at all. Additionally, if the proposed transactions under the Term Sheet are not completed as anticipated or if the proposed transactions with BGP were to be abandoned, even for reasons beyond the Company’s control (such as failure to obtain certain regulatory approvals), then the waivers, upon notice from the lenders, would cease to be effective and the Company at that time would likely not be in compliance with certain of the financial covenants contained in the Amended Credit Facility, which could then result in an event of default. Therefore, the Company has classified its long-term indebtedness under its revolving line of credit and term loan facility under the Amended Credit Facility as current at September 30, 2009. As a result of the cross-default provisions in its secured equipment financing and its amended and restated subordinated seller note, the Company has also classified these long-term obligations as current at September 30, 2009.
(2) ARAM Acquisition
     In September 2008, the Company acquired the outstanding shares of ARAM. The following summarized unaudited pro forma consolidated income statement information for the three and nine months ended September 30, 2008, assumes that the ARAM acquisition had occurred as of the beginning of the period presented. The Company has prepared these unaudited pro forma financial results for comparative purposes only. These unaudited pro forma financial results may not be indicative of the results that would have occurred if ION had completed the acquisition as of the beginning of the period presented or the results that may be attained in the future. Amounts presented below are in thousands, except for the per share amounts:

	Pro forma	Pro forma
	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008
Pro forma net revenues	$237,440	$603,452
Pro forma income from operations	$37,210	$78,142
Pro forma net income applicable to common shares	$23,588	$43,522
Pro forma basic net income per common share	$0.24	$0.44
Pro forma diluted net income per common share	$0.23	$0.43
(3) Impairment of Intangible Assets
     In the first quarter of 2009, the Company recorded an impairment charge of $38.0 million, before tax, associated with a portion of its proprietary technology and the remainder of its customer relationships related to the ARAM acquisition. In the fourth quarter of 2008, the Company had recorded an intangible asset impairment charge of $10.1 million, before tax, related to ARAM’s customer relationships, trade name and non-compete agreements. This additional impairment during the first quarter of 2009 was the result of the continued overall economic and financial crisis, which has continued to adversely affect the demand for the Company’s products and services, especially for its land analog acquisition products within North America and Russia. As of September 30, 2009, no further impairment indicators were noted and no additional impairments of the Company’s intangible assets had occurred. The Company’s net book value associated with ARAM’s acquired intangibles was $35.0 million at September 30, 2009.
     On January 1, 2008, the Company adopted ASC 820-10, “Fair Value Measurements,” (ASC 820-10), as well as the subsequent amendments to ASC 820-10. ASC 820-10 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The effective date for ASC 820-10 was delayed, until the first quarter of fiscal year 2009 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Based upon first quarter impairment indicators, the Company performed a valuation of its intangible assets related to its ARAM acquisition, which resulted in the $38.0 million impairment charge noted above. The valuation was performed using Level 3 inputs. The fair value of these assets was estimated using a discounted cash flow model, which included a variety of inputs. The key inputs for the model included the operational five-year forecast for the Company, the then-current market discount factor and the forecasted cash flows related to each intangible asset. The forecasted operational and cash flow amounts were determined using the current activity levels in the Company as well as the current and expected short-term market conditions.
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
     A summary of segment information for the three and nine months ended September 30, 2009 and 2008 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net revenues:
Land Imaging Systems	$15,187	$81,562	$68,531	$177,270
Marine Imaging Systems	29,400	49,016	72,077	133,872
Data Management Solutions	7,618	10,408	24,081	29,170

Total ION Systems	52,205	140,986	164,689	340,312
ION Solutions	50,165	77,543	133,828	199,041

Total	$102,370	$218,529	$298,517	$539,353

Income (loss) from operations:
Land Imaging Systems	$(10,328)	$11,216	$(25,920)	$15,831
Marine Imaging Systems	9,386	14,063	19,890	35,245
Data Management Solutions	4,277	6,820	14,525	17,496

Total ION Systems	3,335	32,099	8,495	68,572
ION Solutions	9,321	14,019	19,129	36,316
Corporate	(14,215)	(14,544)	(43,226)	(43,283)
Impairment of intangible assets	—	—	(38,044)	—

Total	$(1,559)	$31,574	$(53,646)	$61,605

(5) Restructuring Activities
     During the first nine months of 2009, the Company continued its restructuring program that was initiated in the fourth quarter of

2008. Under this program, the Company reduced its employee headcount by a total of approximately 25% (or 378 positions) through the first nine months of 2009. When terminated independent contractors are included, the Company reduced its headcount by a total of 483 positions, or 27%. At December 31, 2008, the Company had accrued $1.8 million related to severance costs. In the first nine months of 2009, the Company accrued an additional $2.6 million related to severance costs and made cash payments to employees of $3.7 million, resulting in an accrual as of September 30, 2009 of $0.7 million. Of the amount expensed for the nine months ended September 30, 2009, approximately $1.6 million was included in operating expenses, with the remaining $1.0 million included in cost of sales. During the remainder of 2009, the Company will continue to evaluate its staffing needs and may reduce its employee headcount further as necessary.
     In April 2009, the Company initiated a salary reduction program that reduced employee base salaries. The salary reductions ranged from 12% for the Company’s chief executive officer, chief operating officer and chief financial officer, 10% for all other executives and senior management, and 5% for most other employees. The Company has adopted a variable payment plan whereby employees affected by the salary reduction program may receive a payment in the beginning of 2010 approximately equal to the amount of the salary reduction plus interest if the Company achieves certain predetermined levels of adjusted EBITDA during 2009 and the Company’s Board of Directors determines that the liquidity levels of the Company are sufficient to allow the payments. The Company’s Board of Directors also elected to implement a 15% reduction in director fees. In addition to the salary reduction program, the Company suspended its match to employee 401(k) plan contributions.
     Following the October 23, 2009 announcement of the Company and BGP entering into the Term Sheet, which provides for, among other things, the formation of a joint venture between the Company and BGP involving the Company’s land-based seismic data acquisition equipment business (see further discussion at Note 8 “— Term Sheet with BGP and Bridge Financing Transactions"), the Company’s management decided to reinstate all employees salaries on a prospective basis. However, the variable payment as described above is not currently expected to be paid; therefore, the Company has not accrued any amounts under the variable payment plan as of September 30, 2009.
(6) Inventories
     A summary of inventories is as follows (in thousands):

	September 30,	December 31,
	2009	2008

Raw materials and subassemblies	$109,841	$104,862
Work-in-process	11,171	20,698
Finished goods	129,716	161,065
Reserve for excess and obsolete inventories	(23,617)	(24,106)

Inventories, net	$227,111	$262,519

     During the nine months ended September 30, 2009, the Company transferred approximately $46.0 million of inventories, at cost, to its seismic rental equipment pool.
(7) Net Income (Loss) per Common Share
     Basic net income (loss) per common share is computed by dividing net income (loss) applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is determined based on the assumption that dilutive restricted stock and restricted stock unit awards have vested and outstanding dilutive stock options have been exercised and the aggregate proceeds were used to reacquire common stock using the average price of such common stock for the period. The total number of shares issued or committed for issuance under outstanding stock options at September 30, 2009 and 2008 was 7,330,563 and 6,476,325, respectively, and the total number of shares of restricted stock and restricted stock units outstanding at September 30, 2009 and 2008 was 574,358 and 772,606, respectively. During the nine months ended September 30, 2009 and 2008, the Company issued 6,462 and 656,166 shares under stock option exercises, respectively.
     As of September 30, 2009, the Company had 30,000, 5,000 and 35,000 outstanding shares, respectively, of Series D-1, Series D-2, and Series D-3 Cumulative Convertible Preferred Stock (collectively referred to as the Series D Preferred Stock), which may currently be converted, at the holder’s election, into up to 9,669,434 shares of common stock. See further discussion of the Series D Preferred Stock at Note 12 “— Commitments and Contingencies.” The outstanding shares of Series D-1 Preferred Stock were dilutive for the three and nine months ended September 30, 2008; however, the outstanding shares of Series D-2 Preferred Stock and of Series D-3 Preferred Stock were anti-dilutive for the same three and nine-month periods. For the three and nine months ended September 30, 2009, all of the outstanding shares of Series D Preferred Stock were anti-dilutive. As shown in the table below, the Company’s convertible senior notes that matured on December 15, 2008 were dilutive for the three and nine months ended September 30, 2008.
     The following table summarizes the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income (loss) applicable to common shares	$(6,825)	$24,933	$(61,874)	$48,006
Impact of assumed convertible debt conversion, net of tax	—	48	—	250
Impact of assumed Series D Preferred Stock conversions	—	396	—	1,325

Net income (loss) after impact of assumed convertible debt and preferred stock conversions	$(6,825)	$25,377	$(61,874)	$49,581

Weighted average number of common shares outstanding	118,380	95,823	107,816	94,676
Effect of dilutive stock awards	—	2,036	—	2,196
Effect of convertible debt conversion	—	982	—	1,443
Effect of assumed Series D-1 Preferred Stock conversion	—	3,812	—	3,812

Weighted average number of diluted common shares outstanding	118,380	102,653	107,816	102,127

Basic net income (loss) per share	$(0.06)	$0.26	$(0.57)	$0.51

Diluted net income (loss) per share	$(0.06)	$0.25	$(0.57)	$0.49

(8) Term Sheet with BGP and Bridge Financing Transactions
     On October 23, 2009, the Company entered into the Term Sheet with BGP, which provides for, among other things, the formation of a joint venture between the Company and BGP involving the Company’s land-based seismic data acquisition equipment business.
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
     The scope of the joint venture’s business is defined in the Term Sheet as being the business of designing, development, engineering, manufacturing, research and development, distribution, sales and marketing and field support of land-based equipment used in seismic data acquisition for the energy and petroleum industry. Excluded from the scope of the joint venture’s business will be (x) the analog sensor businesses of the Company and BGP and (y) the businesses of certain companies in which BGP or the Company are currently a minority owner. In addition to these excluded businesses, all of the Company’s other businesses — including the Marine Imaging Systems, Concept Systems, Data Management Solutions and ION Solutions, which includes GXT’s Imaging Solutions, Integrated Seismic Solutions (ISS) and BasinSPAN™ and seismic data libraries — will remain owned and operated by the Company and will not comprise a part of the joint venture.
     Under the Term Sheet, the parties have agreed to use their best efforts to cause the closing of the joint venture and related transactions to occur as soon as practicable following the execution of the definitive transaction documents, and on or before the later to occur of the following dates: (i) December 31, 2009 or (ii) 10 business days following the date on which all necessary regulatory approvals (including receiving clearance from the Committee on Foreign Investment in the United States (CFIUS) to complete the transactions) have been obtained, but in any event, no later than March 31, 2010.

     The parties’ obligations under the Term Sheet may be terminated (i) by written agreement of the parties, (ii) by either party in the event that such party’s conditions have not been satisfied on or before March 31, 2010 (subject to a 15-day cure period) or (iii) by either party in the event that certain mutual conditions have not been satisfied on or before March 31, 2010. In addition, BGP and the Company have each agreed to pay the other a break-up fee of $5.0 million if either party determines to terminate its obligations under the Term Sheet because the other party has failed to satisfy certain conditions (including conditions precedent to closing that (a) the other party has not experienced a material adverse event or condition that has resulted in a material adverse effect on its business, prospects and results of operations change, (b) the other party has not breached any of its representations and warranties contained in the Term Sheet and such representations and warranties continue to be true and correct and (c) with respect to BGP’s obligations under the Term Sheet, the Company has not suffered any material default or accelerations of any of its liabilities).
     On October 27, 2009, the Company borrowed an aggregate of $40 million in the form of revolving credit bridge financing arranged by BGP from Bank of China, New York Branch and evidenced by the Convertible Notes. This borrowing was permitted by the terms of the Sixth Amendment to the Credit Facility, which increased the aggregate revolving commitment amount under the Amended Credit Facility from $100.0 million to $140.0 million and permitted the New Lender to join the Amended Credit Facility as a lender. The Company also granted to BGP a warrant to purchase a number of shares of the Company’s common stock, equal to $40.0 million divided by an exercise price of $2.80 per share (subject to adjustment). At such time as the Warrant becomes exercisable, it would initially be fully exercisable for 14.3 million shares of common stock.
     The exercise price under the Warrant and conversion prices under the Convertible Notes will be subject to adjustment upon the occurrence of a “Triggering Event.” A “Triggering Event” will occur in the event that the joint venture transactions cannot be completed by March 31, 2010, solely as a result of the occurrence of a statement, order or other indication from any relevant governmental regulatory agency that (a) the transactions would not be approved, would be opposed, objected to or sanctioned or (b) the transactions or BGP’s business and operations would be required to be altered (or upon the earlier abandonment of such transactions due to any such statement, indication or order). In such event, the exercise price and conversion price per share will be adjusted (but not to an amount that exceeds $2.80 per share) to a price per share that is equal to 75% of the lowest trading price of the Company’s common stock over a ten-consecutive-trading-day period, beginning on and inclusive of the first trading day following the public announcement of any failure to complete such transactions (or the abandonment thereof), which failure of abandonment was the result of the Triggering Event. The exercise price of the Warrant and conversion prices of the Convertible Notes are also subject to certain customary anti-dilution adjustment.
     Additionally, the Term Sheet provides that when the joint venture transactions are closed:
•	BGP will purchase approximately 23.8 million shares of the Company’s common stock for $66.6 million, and thereby own, after giving effect to the issuance of those shares, approximately 16.66% of the Company’s outstanding common stock.

•	To the extent that shares are not purchased by BGP under the Warrant prior to closing, the new revolving credit loans from the New Lender, evidenced by the Convertible Notes will convert into approximately 14.3 million shares of ION common stock at a conversion price of $2.80 per share (such number of shares and conversion price subject to adjustment), and will be credited against the approximately 23.8 million shares of ION stock to be purchased by BGP at the transaction closing.

•	ION will appoint a designee of BGP to its Board of Directors to serve with the current nine members of ION’s Board of Directors.

•	BGP will arrange for the Company’s then-outstanding long-term debt under the Amended Credit Facility (currently $106.3 million outstanding at November 9, 2009) to be refinanced at the joint venture closing.

•	ION will use a portion of the proceeds from the transactions to pay off and retire the Company’s outstanding indebtedness under its current revolving credit facility (after giving effect to the $40.0 million in additional revolving credit borrowings under the existing Amended Credit Facility, approximately $118.0 million is currently outstanding at November 9, 2009) and $35.0 million in seller subordinated indebtedness incurred in connection with the acquisition of ARAM in September 2008.

•	ION will receive a new $100 million revolving credit facility at the joint venture closing.

•	The $19.8 million (as of September 30, 2009) secured equipment financing transaction with ICON will be assigned to and become indebtedness of the joint venture.
(9) Notes Payable, Long-term Debt and Lease Obligations

	September 30,	December 31,
Obligations (in thousands)	2009	2008
$100.0 million revolving line of credit	$98,000	$66,000
Term loan facility	106,250	120,313
Secured equipment financing	19,774	—
Amended and restated subordinated seller note	35,000	35,000
Bridge loan	—	40,816
Subordinated seller note	—	10,000
Facility lease obligation	4,292	4,610
Equipment capital leases and other notes payable	7,872	15,170

Total	271,188	291,909
Current portion of notes payable, long-term debt and lease obligations	(264,066)	(38,399)

Non-current portion of notes payable, long-term debt and lease obligations	$7,122	$253,510

     Revolving Line of Credit and Term Loan — Amended Credit Facility. The Company, its subsidiary, ION International S.à r.l. (“ION Sàrl), and certain of the Company’s domestic and other foreign subsidiaries (as guarantors) are parties to a $100.0 million amended and restated revolving credit facility and a $125.0 million original principal amount term loan facility under the terms of its Amended Credit Facility, which is governed by the terms of its amended credit agreement with its commercial bank lenders. The revolving credit facility provides additional flexibility for the Company’s international capital needs by permitting non-U.S. borrowings by ION Sàrl under the facility and providing the Company and ION Sàrl the ability to borrow in alternative currencies. Under the terms of the Amended Credit Agreement, up to $84.0 million (or its equivalent in foreign currencies) is available for borrowings by ION Sàrl and up to $105.0 million is available for borrowings by the Company; however, the total level of outstanding borrowings under the revolving credit facility may not exceed $140.0 million. The term loan indebtedness was borrowed in September 2008 to fund a portion of the cash consideration for the ARAM acquisition.
     The interest rate on borrowings under the Amended Credit Facility is, at the Company’s option, (i) an alternate base rate (either the prime rate of HSBC Bank USA, N.A., or a federals funds effective rate plus 0.50%, plus an applicable interest margin) or (ii) for Eurodollar borrowings and borrowings in Euros, pounds sterling or Canadian dollars, a LIBOR-based rate, plus an applicable interest margin. The amount of the applicable interest margin is determined by reference to a leverage ratio of total funded debt to consolidated EBITDA for the four most recent trailing fiscal quarters. The interest rate margins range from 2.875% to 5.5% for alternate base rate borrowings, and from 3.875% to 6.5% for Eurodollar borrowings. As of September 30, 2009, the $106.3 million in outstanding term loan indebtedness under the Amended Credit Facility and the $98.0 million in total outstanding revolving credit indebtedness under the Amended Credit Facility accrued interest at an applicable LIBOR-based interest rate of 6.0% per annum. The average effective interest rates for the quarter ended September 30, 2009 under the LIBOR-based rates for both the term loan indebtedness and the Amended Credit Facility (as a whole) were 5.8%, respectively.
     At March 31, 2009, the Company was in compliance with all of the financial covenants under the terms of the Amended Credit Facility and the Bridge Loan Agreement. However, based upon the Company’s first quarter results and its then-current operating forecast for the remainder of 2009, management for the Company determined that it was probable that, if the Company and its subsidiaries did not take any mitigating actions, they would not be in compliance with one or more of the Company’s financial covenants under those two debt agreements for the period ending September 30, 2009. As a result, the Company approached the lenders under the Amended Credit Facility to obtain amendments to relax certain of these financial covenants and completed a private placement of the Company’s common stock, which, along with the Company’s cash on hand, generated sufficient funds to repay the outstanding indebtedness under the Bridge Loan Agreement.
     The Company and its bank lenders entered into a Fifth Amendment to the Amended Credit Facility in June 2009. The principal modifications, excluding the amended financial covenants listed further below, to the terms of the Amended Credit Agreement resulting from the Fifth Amendment were as follows:
•	Increased applicable maximum interest rate margins in the event that the Company’s leverage ratio exceeds 2.25 to 1.0 — from 4.5% to up to 5.5% for alternate base rate loans, and from 5.5% to up to 6.5% for LIBOR-rate loans;

•	Modified a restricted payments covenant, permitting the Company to apply up to $6.0 million of its available cash on hand to prepay the indebtedness under the Bridge Loan Agreement;

•	Added a requirement for the Company to apply 50% of its “Excess Cash Flow,” if any, calculated with respect to a just-completed fiscal year, to the prepayment of the term loan under the Amended Credit Agreement if the Company’s fixed charge coverage ratio or its leverage ratio for the just-completed fiscal year does not meet certain requirements; and

•	Modified Section 2.18 of the Credit Agreement to (i) prohibit any increase in the revolving commitments under the Amended Credit Facility until the Company has delivered its compliance certificate for the period ending September 30, 2009, and then only if certain fixed charge coverage ratio and leverage ratio requirements are met, and (ii) reduce the maximum revolving credit facility amount to which the Amended Credit Facility can be increased to $140.0 million.
     The Amended Credit Agreement contains covenants that restrict the Company, subject to certain exceptions, from:
•	Incurring additional indebtedness (including capital lease obligations), granting or incurring additional liens on the Company’s properties, pledging shares of the Company’s subsidiaries, entering into certain merger or other similar transactions, entering into transactions with affiliates, making certain sales or other dispositions of assets, making certain investments, acquiring other businesses and entering into certain sale-leaseback transactions with respect to certain of the Company’s properties; or

•	Paying cash dividends on the Company’s common stock and repurchasing and acquiring shares of the Company’s common stock unless (i) there is no event of default under the Amended Credit Facility and (ii) the amount of cash used for cash dividends, repurchases and acquisitions does not, in the aggregate, exceed an amount equal to the excess of 30% of ION’s domestic consolidated net income for the Company’s most recently completed fiscal year over $15.0 million.
     The Amended Credit Facility also requires the Company to be in compliance with certain financial covenants, including requirements for the Company and its domestic subsidiaries to:
•	maintain a minimum fixed charge coverage ratio (which must be not less than 1.00 to 1.0 for the fiscal quarter ending September 30, 2009; 1.10 to 1.0 for the fiscal quarter ending December 31, 2009; 1.15 to 1.0 for the fiscal quarter ending March 31, 2010; 1.25 to 1.0 for the fiscal quarter ending June 30, 2010; 1.35 to 1.0 for the fiscal quarter ending September 30, 2010; and 1.50 to 1.0 the fiscal quarter ending December 31, 2010 and thereafter);

•	not exceed a maximum leverage ratio (3.00 to 1.0 for each of the fiscal quarters ending September 30, 2009 and December 31, 2009; 2.75 to 1.0 for the fiscal quarter ending March 31, 2010 and June 30, 2010; 2.5 to 1.0 for the fiscal quarter ending September 30, 2010; and 2.25 to 1.0 the fiscal quarter ending December 31, 2010 and thereafter); and

•	maintain a minimum tangible net worth of at least 80% of the Company’s tangible net worth as of September 18, 2008 (the date that the Company completed its acquisition of ARAM), plus 50% of the Company’s consolidated net income for each quarter thereafter, and 80% of the proceeds from any mandatorily convertible notes and preferred and common stock issuances for each quarter thereafter.
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
      If the Company is not able to satisfy all of these covenants, the Company would need to seek to amend, or seek additional covenant waivers under the Amended Credit Facility. There can be no assurance that the Company would be able to obtain any such waivers or amendments, in which case the Company would likely seek to obtain new secured debt, unsecured debt or equity financing. However, there also can be no assurance that such debt or equity financing would be available on terms acceptable to the Company or at all. Additionally, if the proposed transactions with BGP are not completed as anticipated or if the proposed transactions with BGP were to be abandoned, even for reasons beyond the Company’s control (such as failure to obtain certain regulatory approvals), then the waivers, upon notice from the lenders, would cease to be effective and the Company at that time would likely not be in compliance with certain of the financial covenants contained in the Amended Credit Facility, which could then result in an event of default. Therefore, the Company has classified its long-term indebtedness under its revolving line of credit and term loan facility under the Amended Credit Facility as current at September 30, 2009.
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
     The Amended Credit Facility includes a $35.0 million sub-limit for the issuance of documentary and stand-by letters of credit, of which $1.7 million was outstanding at September 30, 2009. As of September 30, 2009, the Company had available $0.3 million of additional revolving credit borrowing capacity, which can be used solely for funding additional letters of credit under the Amended Credit Facility.
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
     Secured Equipment Financing. On June 29, 2009, the Company entered into a $20.0 million secured equipment financing transaction with ICON. Two master loan agreements were entered into with ICON in connection with this financing transaction: (i) the Company, ARAM Rentals Corporation, a Nova Scotia unlimited company (“ARC”), and ICON entered into a Canadian Master Loan and Security Agreement dated as of June 29, 2009 with regard to certain seismic equipment leased to customers by ARC, and (ii) the Company, ARAM Seismic Rentals, Inc., a Texas corporation (“ASRI”), and ICON entered into a Master Loan and Security Agreement (U.S.) dated as of June 29, 2009 with regard to certain seismic equipment leased to customers by ASRI (collectively, the “ICON Loan Agreements”). All borrowed indebtedness under the ICON Loan Agreements is scheduled to mature on July 31, 2014. The Company used the proceeds of the secured term loans for working capital and general corporate purposes.
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
     Under both ICON Loan Agreements, interest on the outstanding principal amount will accrue at a fixed interest rate of 15% per annum calculated monthly, and is payable monthly on the first day of each month. Principal and interest are payable, commencing on September 1, 2009, in 60 monthly installments until the maturity date, when all remaining outstanding principal and interest will be due and payable. Pursuant to the ICON Loan Agreements, ICON received a non-refundable upfront fee of $0.3 million. In addition, ICON will receive an administrative fee equal to 0.5% of the aggregate principal amount of advances under the ICON Loan Agreements, payable at the end of each of the first four years during their terms. Inclusive of these additional fees, the effective interest rate on the secured equipment financing was 16.3% as of September 30, 2009.
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
     The ICON Loan Agreements contain certain cross-default provisions with respect to defaults under the Company’s Amended Credit Facility. Therefore, similar to the current classification of the Amended Credit Facility indebtedness, the Company has also classified this long-term indebtedness as current.
     Amended and Restated Subordinated Seller Note. As part of the purchase price for the ARAM acquisition, in September 2008, the Company’s acquisition subsidiary (“ION Sub”) issued an unsecured senior promissory note in the original principal amount of $35.0 million (the “Senior Seller Note”) to one of the selling shareholders of ARAM, now known as Maison Mazel Ltd. On December 30, 2008, in connection with other acquisition refinancing transactions that were completed on that date, the terms of the Senior Seller Note were amended and restated pursuant to an Amended and Restated Subordinated Promissory Note dated December 30, 2008 (the “Amended and Restated Subordinated Note”). The principal amount of the Amended and Restated Subordinated Note is $35.0 million and matures on September 17, 2013. The Company also entered into a guaranty dated December 30, 2008, whereby the Company guaranteed on a subordinated basis, ION Sub’s repayment obligations under the Amended and Restated Subordinated Note. Interest on the outstanding principal amount under the Amended and Restated Subordinated Note accrues at the rate of 15% per annum, and is payable quarterly.
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
     In addition, ION Sub agreed that if it incurs indebtedness under any financing that:
•	qualifies as “Long Term Junior Financing” (as defined in the Amended Credit Agreement),

•	results from a refinancing or replacement of the Amended Credit Facility such that the aggregate principal indebtedness (including revolving commitments) thereunder would be in excess of $275.0 million, or

•	qualifies as unsecured indebtedness for borrowed money that is evidenced by notes or debentures, has a maturity date of at least five years after the date of its issuance and results in total gross cash proceeds to the Company of not less than $40.0 million,
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
     The indebtedness under the Amended and Restated Subordinated Note is subordinated to the prior payment in full of the Company’s “Senior Obligations,” which is defined in the Amended and Restated Subordinated Note as the principal, premium (if any), interest and other amounts that become due in connection with:

•	the Company’s obligations under the Amended Credit Facility,

•	the Company’s liabilities with respect to capital leases and obligations that qualify as a “Sale/Leaseback Agreement” (as that term is defined in the Amended Credit Agreement),

•	guarantees of the indebtedness described above, and

•	debentures, notes or other evidences of indebtedness issued in exchange for, or in the refinancing of, the Senior Obligations described above, or any indebtedness arising from the payment and satisfaction of any Senior Obligations by a guarantor.
     In April 2009, ION Sub assigned the Amended and Restated Subordinated Note to the Company, and the related guaranty by the Company of ION Sub’s repayment obligations was terminated. In connection with this assignment, ION Sub was released from its obligations under the Amended and Restated Subordinated Note.
     The Amended and Restated Subordinated Seller Note contains certain cross-default provisions with respect to defaults and acceleration of indebtedness under the Company’s Amended Credit Facility. Therefore, similar to the current classification of the Amended Credit Facility, the Company has also classified this long-term indebtedness as current.
     The fair market value of the Company’s outstanding notes payable and long-term debt was determined to be $271.2 million at September 30, 2009. Approximately $141.3 million of the Company’s total outstanding indebtedness was re-negotiated on December 30, 2008, and an additional $98.0 million of the Company’s revolving credit borrowings was re-negotiated in June 2009. Additionally, the debt under the ICON Loan Agreements totaling $19.8 million at September 30, 2009 was negotiated on June 29, 2009. As a result, all of the Company’s principal debt facilities were negotiated within the last nine months using current market rates. Also, a majority of the Company’s indebtedness is variable-rate, which approximates fair value.
(10) Income Taxes
     The Company maintains a valuation allowance for a significant portion of its U.S. deferred tax assets. The valuation allowance is calculated in accordance with the provisions of ASC 740, “Accounting for Income Taxes,” which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. In the event the Company’s expectations of future operating results or the availability of certain tax planning strategies change, an additional valuation allowance may be required to be established on the Company’s existing unreserved net U.S. deferred tax assets, which total $21.4 million at September 30, 2009. These existing unreserved U.S. deferred tax assets are currently considered to be “more likely than not” realized. The Company’s effective tax rates for the three months ended September 30, 2009 and 2008 were (2.3)% (provision on a loss) and 12.7% (provision on income), respectively. The decrease in the Company’s effective tax rate for the three months ended September 30, 2009 was due primarily to changes in the distribution of earnings between U.S. and foreign jurisdictions. The Company’s effective tax rates for the nine months ended September 30, 2009 and 2008 were 23.6% (benefit on a loss) and 15.5% (provision on income), respectively. The increase in the Company’s effective tax rate during the nine months ended September 30, 2009 related primarily to the tax benefit on the impairment of intangible assets, which is taxed at 29%.
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
(11) Comprehensive Net Income (Loss)
     The components of comprehensive net income (loss) are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income (loss) applicable to common shares	$(6,825)	$24,933	$(61,874)	$48,006
Foreign currency translation adjustment	2,410	1,542	16,534	1,306

Comprehensive net income (loss)	$(4,415)	$26,475	$(45,340)	$49,312

(12) Commitments and Contingencies
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
     On July 10, 2009, Fletcher International, Ltd. (“Fletcher”), the holder of shares of the Company’s Series D Preferred Stock, filed a “books and records” proceeding in the Delaware Court of Chancery under Section 220(b) of the Delaware General Corporation Law, asking the Court to require the Company to produce a broad range of the Company’s documents and records for inspection. Section 220(b) allows stockholders of a Delaware corporation to make a demand on the corporation for access to certain books and records of the corporation, provided that such demand is made with appropriate specificity and is made for a proper purpose. The Company intends to vigorously defend this proceeding with respect to information that it believes has not been requested with appropriate specificity or for a proper purpose as required by law.
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

     In 2002, the Company filed a lawsuit against operating subsidiaries of battery manufacturer Greatbatch, Inc., including its Electrochem division (collectively “Greatbatch”), in the 24th Judicial District Court for the Parish of Jefferson in the State of Louisiana. In the lawsuit, styled Input/Output, Inc. and I/O Marine Systems, Inc. v. Wilson Greatbatch Technologies, Inc., Wilson Greatbatch, Ltd. d/b/a Electrochem Lithium Batteries, and WGL Intermediate Holdings, Inc., Civil Action No. 578-881, Division “A”, the Company alleged that Greatbatch had fraudulently misappropriated the Company’s product designs and other trade secrets related to the batteries and battery pack used in the Company’s DigiBIRD® marine towed streamer vertical control device and used the Company’s confidential information to manufacture and market competing batteries and battery packs. After a two-week trial, on October 1, 2009 the jury concluded that Greatbatch had committed fraud, violated the Louisiana Unfair Trade Practices Act and breached a trust and nondisclosure agreement between Greatbatch and the Company, and awarded the Company $21.7 million in compensatory damages. On October 13, 2009, the presiding trial judge signed and entered the judgment, awarding the Company the amount of the jury verdict, together with legal interest from the date of filing the lawsuit, plus the Company’s attorneys’ fees and costs. Through October 14, 2009, accrued legal interest totaled $11.0 million, and interest will continue to accrue at the statutory annual rate of 8.5% until paid. Including the verdict amount and accrued interest, the total judgment amount as of October 14, 2009 was $32.7 million plus the Company’s attorneys’ fees and costs. The Company has not accrued any amounts related to this gain contingency as of September 30, 2009.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Balance at beginning of period	$7,800	$11,660	$10,526	$13,439
Opening balance for accruals for warranties for acquired entity	—	845	—	845
Accruals (expirations) for warranties issued/expired during the period	(703)	2,080	(1,343)	4,570
Settlements made (in cash or in kind) during the period	(793)	(1,217)	(2,879)	(5,486)

Balance at end of period	$6,304	$13,368	$6,304	$13,368

(13) Concentration of Credit and Foreign Sales Risks
     The majority of the Company’s foreign sales are denominated in U.S. dollars. Product revenues are allocated to geographical locations on the basis of the ultimate destination of the equipment, if known. If the ultimate destination of such equipment is not known, product revenues are allocated to the geographical location of initial shipment. Service revenues related primarily to the ION Solutions division are allocated based upon the billing location of the customer. For the nine months ended September 30, 2009 and 2008, international sales comprised 62% and 58%, respectively, of total net revenues. For the nine months ended September 30, 2009, the Company recognized $59.0 million of sales to customers in Europe, $37.4 million of sales to customers in the Asia Pacific region, $36.8 million of sales to customers in the Middle East, $27.1 million of sales to customers in Latin American countries, $4.3 million of sales to customers in the Commonwealth of Independent States, or former Soviet Union (CIS) and $21.5 million of sales to customers in Africa. In recent years, the CIS and certain Latin American countries have experienced economic problems and uncertainties. However, as a result of the recent market downturn, additional countries and areas of the world have experienced economic problems and uncertainties. To the extent that world events or economic conditions negatively affect the Company’s future sales to customers in these and other regions of the world or the collectibility of the Company’s existing receivables, the Company’s future results of operations, liquidity, and financial condition would be adversely affected.
(14) Recent Accounting Pronouncements
     In October 2009, the Financial Accounts Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2009-13 on Accounting Standards Codification (ASC) 605, “Revenue Recognition— Multiple Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). ASU 2009-13 amended guidance related to multiple-element arrangements which requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. The consensus eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances. All entities must adopt the guidance no later than the beginning of their first fiscal year beginning on or after June 15, 2010. Entities may elect to adopt the guidance through either prospective application for revenue arrangements entered into, or materially modified, after the effective date or through retrospective application to all revenue arrangements for all periods presented. The Company is currently evaluating the impact, if any, of ASU 2009-13 on the Company’s financial position, results of operations and cash flows.
     In October 2009, the FASB issued ASU No. 2009-14 on ASC 985, “Certain Revenue Arrangements That Include Software Elements” (ASU 2009-14). ASU 2009-14 amended guidance that is expected to significantly affect how entities account for revenue arrangements that contain both hardware and software elements. As a result, many tangible products that rely on software will be accounted for under the revised multiple-element arrangements revenue recognition guidance, rather than the software revenue recognition guidance. The revised guidance must be adopted by all entities no later than fiscal years beginning on or after June 15, 2010. An entity must select the same transition method and same period for the adoption of both this guidance and the revisions to the multiple-element arrangements guidance noted above. The Company is currently evaluating the impact, if any, of ASU 2009-14 on the Company’s financial position, results of operations and cash flows.
     In August 2009, the FASB issued ASU 2009-05, “Fair Value Measurements and Disclosures, Measuring Liabilities at Fair Value (Topic 820)” (ASU 2009-05). ASU 2009-05 provides additional clarification on valid valuation techniques using acquired prices in active markets for identical liabilities. The provisions for ASU 2009-05 were effective for interim period ending after August 2009. The adoption of ASU 2009-05 did not have a material impact to the company’s financial position, results of operations or cash flows.
     In June 2009, the FASB issued ASC 105-10, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“ASC 105-10”). ASC 105-10 is the single, official source of authoritative, nongovernmental GAAP, other than guidance issued by the SEC and is effective for interim or annual financial periods ending after September 15, 2009. The Company adopted this statement on September 15, 2009 and has updated all existing GAAP references to the new codification.
     In June 2009, the FASB issued ASC 855-10, “Subsequent Events,” (ASC 855-10). ASC 855-10 provides further background and clarification on the definition and disclosure requirements of subsequent events. The requirements under ASC 855-10 provide that a Company’s financial statements reflect the effect of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing the financial statements. The Company is not required to reflect the effects of subsequent events that relate to conditions arising after the date of the balance sheet. The provisions for ASC 855-10 were effective for interim or annual periods beginning after June 15, 2009 and shall be applied prospectively. The adoption of ASC 855-10 did not have a material impact to the Company’s financial position, results of operations or cash flows.
     In April 2009, the FASB issued ASC 825-10-65-1, “Interim Disclosures about Fair Value of Financial Instruments” (ASC 825-10-65-1). ASC 825-10-65-1 provides additional clarification on interim disclosures and require public companies to disclose the fair value of financial instruments whenever companies publish interim financial summary information. The provisions for ASC 825-10-65-1 were effective for interim periods ending after June 15, 2009 with earlier adoption permitted. The Company adopted ASC 825-10-65-1 on the effective date. The adoption of ASC 825-10-65-1 did not have a material impact to the Company’s financial position, results of operation or cash flows.
     In April 2009, the FASB issued ASC 320-10, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (ASC 320-10). ASC 320-10 provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. This issuance changes (i) the method for determining whether an other-than-temporary impairment exists for debt securities and for cost method investments; and (ii) the amount of an impairment charge to be recorded in earnings. ASC 320-10 was effective for interim and annual periods ending after June 15, 2009. The Company has determined that it is not practicable to estimate the fair value of its cost method investments, as quoted market prices are not available. During 2009, there have been no events or changes in circumstances that would indicate a significant adverse effect on the fair value of the Company’s investments. The aggregate carrying amount of cost method investments was $5.0 million at September 30, 2009, and was included within Other Assets. The adoption of ASC 320-10 did not have a material impact to the Company’s financial position, results of operation or cash flows.
     In September 2008, the FASB issued ASC 260-10, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (ASC 260-10), which was effective for fiscal years beginning after December 15, 2008. ASC 260-10 would require unvested share-based payment awards containing non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be included in the computation of basic earnings per share according to the two-class method. The adoption of ASC 260-10 did not have a material impact on the Company’s earnings per share computation.
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
     Our Current Debt Levels. In September 2008, we completed our acquisition of ARAM Systems Ltd. and Canadian Seismic Rentals, Inc. (which we sometimes collectively refer to in this Form 10-Q as “ARAM”). In connection with the ARAM acquisition, we increased our indebtedness significantly. As of September 30, 2009, we had outstanding total indebtedness of approximately $271.2 million, including capital lease obligations. Total indebtedness on that date included $106.3 million of outstanding five-year term indebtedness and $98.0 million in outstanding revolving credit debt, in each case incurred under our amended commercial banking credit facility (the “Amended Credit Facility”). Total indebtedness on that date also included $19.8 million in borrowings under a secured equipment financing transaction. Additionally, we had $35.0 million of subordinated indebtedness outstanding as of that date under an amended and restated subordinated promissory note (the “Amended and Restated Subordinated Note”) that we had issued to one of ARAM’s selling shareholders as part of the purchase price consideration for the acquisition of ARAM.

     On June 4, 2009, we completed a private placement transaction under which we issued and sold 18,500,000 shares of our common stock in privately-negotiated transactions, for aggregate gross proceeds of approximately $40.7 million. The $38.2 million of net proceeds from the offering, along with $2.6 million of cash on hand, were applied to repay in full the outstanding indebtedness under the our Bridge Loan Agreement dated as of December 30, 2008 (the “Bridge Loan Agreement”) with Jefferies Finance LLC (“Jefferies”). The indebtedness under the Bridge Loan Agreement had been scheduled to mature on January 31, 2010 and had an effective interest rate at the time of repayment of 25.3%. We also entered into an additional amendment (the “Fifth Amendment”) to the Amended Credit Facility, which among other things, modified certain of the financial and other covenants contained in the Amended Credit Facility. See further discussion below at “— Liquidity and Capital Resources — Sources of Capital” and at Note 9 “— Notes Payable, Long-term Debt and Lease Obligations.”
     On June 29, 2009, we entered into a $20.0 million secured equipment financing with ICON ION, LLC, an affiliate of ICON Capital Inc. (“ICON”). We received $12.5 million in funding from ICON on June 29, 2009 and $7.5 million on July 20, 2009. All borrowed indebtedness under the master loan agreements governing this equipment financing arrangement is scheduled to mature on July 31, 2014. The indebtedness under these master loan agreements constitutes permitted indebtedness under the Amended Credit Facility. We used the proceeds of the secured term loans for working capital and general corporate purposes. See further discussion below at “— Liquidity and Capital Resources — Sources of Capital” and at Note 9 “— Notes Payable, Long-term Debt and Lease Obligations.”
     On October 23, 2009, we entered into a binding term sheet (the “Term Sheet”) with BGP Inc., China National Petroleum Corporation, a company organized under the laws of the people’s Republic of China (“BGP”), which sets forth, among other things, the principal terms for a proposed joint venture between BGP and us. In connection with the execution of the Term Sheet, we entered into a Sixth Amendment to the Amended Credit Facility dated effective as of October 23, 2009 (the “Sixth Amendment”), which, among other things, (i) increases the aggregate revolving commitment amount under the Amended Credit Facility from $100.0 million to $140.0 million, (ii) permits Bank of China, New York Branch (the “New Lender”), to join the Amended Credit Facility as a lender, and (iii) modifies, or provides limited waivers of, certain of the financial and other covenants contained in the Amended Credit Facility. Additionally, contemporaneously with the execution of the Term Sheet, we entered into bridge financing arrangements consisting of the following:
•	Two promissory notes (the “Convertible Notes”) issued to the New Lender under the Amended Credit Facility as amended by the Sixth Amendment, convertible into shares of our common stock; and

•	A Warrant Issuance Agreement with BGP, under which we granted to BGP a warrant (the “Warrant”) to purchase shares of our common stock that may be exercised in lieu of conversion of the Convertible Notes.
     See further discussion below at “— Proposed Joint Venture and Related Transactions with BGP.”
     We had disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 that, as a result of our entering into the Fifth Amendment, repaying the indebtedness outstanding under the Bridge Loan Agreement and entering into the secured equipment financing transaction in June 2009, we expected that we would remain in compliance with the financial covenants under the Amended Credit Facility and that our cash on hand and cash generated from our operations would be sufficient to fund our operations for the remainder of 2009. However, lower-than-expected sales revenues realized during the third quarter of 2009 resulted in a high likelihood that, as of September 30, 2009, we would not be in compliance with certain of such financial covenants.
     As a result of our bridge financing arrangements with Bank of China, New York Branch, that we entered into in October 2009, we believe that our liquidity will be sufficient to fund our operations for the remainder of 2009 and into the first quarter of 2010. Additionally, as a result of our entering into the Sixth Amendment, we believe that the waivers of the financial covenants contained in the Amended Credit Facility for the fiscal quarters ending September 30, 2009, December 31, 2009, March 31, 2010 and June 30, 2010 should enable us to conduct our operations without defaulting under our Amended Credit Facility until the transactions under the Term Sheet are completed, which we currently expect will occur during the first quarter of 2010. Without these waivers, we would not have been in compliance with certain of our financial covenants at September 30, 2009. However, our failure to comply with any of our other covenants under the Amended Credit Facility could result in an event of default that, if not cured or waived, could have a material adverse effect on our financial condition, results of operations and debt service capabilities.
      If we are not able to satisfy all of these covenants, we would need to seek to amend, or seek additional covenant waivers under the Amended Credit Facility. There can be no assurance that we would be able to obtain any such waivers or amendments, in which case we would likely seek to obtain new secured debt, unsecured debt or equity financing. However, there also can be no assurance that such debt or equity financing would be available on terms acceptable to us or at all. Additionally, if our proposed transactions under the Term Sheet are not completed as anticipated or if the proposed transactions with BGP were to be abandoned, even for reasons beyond our control (such as failure to obtain certain regulatory approvals), then the waivers, upon notice from the lenders, would cease to be effective and we would at that time likely not be in compliance with certain of the financial covenants contained in the Amended Credit Facility, which could then result in an event of default. Therefore, we have classified the long-term indebtedness under our revolving line of credit and term loan facility under our Amended Credit Facility as current at September 30, 2009. As a result of the cross-default provisions in our secured equipment financing and our amended and restated subordinated seller note, we have also classified these long-term obligations as current at September 30, 2009.
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
     The ongoing global financial crisis, which has contributed, among other things, to significant reductions in available capital and liquidity from banks and other providers of credit, has resulted in the worldwide economy entering into a recessionary period, which may be prolonged and severe. Oil prices have been highly volatile over the past two years, increasing to record levels in the second quarter of 2008 and then sharply declining thereafter, falling to approximately $35 per barrel during the first quarter of 2009. By the end of September 2009, oil prices were approximately $65 per barrel. Due to oversupplies of natural gas, prices for natural gas at the Henry Hub interconnection point at the end of September 2009 were approximately 75% below the July 2008 price of $13.31 per mmBtu. These conditions have sharply curtailed demand for exploration activities in North America and other regions. The uncertainty surrounding future economic activity levels and the tightening of credit availability have resulted in decreased sales levels for several of our businesses in 2009. Our land seismic equipment businesses in North America and Russia have been particularly adversely affected.
     Our seismic contractor customers and the E&P companies that are users of our products, services and technology have generally reduced their capital spending. We expect that exploration and production expenditures will continue to be constrained to the extent E&P companies and seismic contractors are limited in their access to the credit markets as a result of further disruptions in, or continued conservative lending practices in, the credit markets. There continues to be significant uncertainty about future activity levels and the impact on our businesses.
     We expect that the level of customers’ exploration and production expenditures will continue to be low for the remainder of 2009 and will continue to be reduced to the extent that E&P companies and seismic contractors are limited in their access to the credit markets as a result of further disruptions in, or the more conservative lending practices by, the lending markets. There continues to be significant uncertainty about future exploration and production activity levels and the impact on our businesses.
     In response to this downturn, we have taken measures to further reduce operating costs in our businesses. This year has been a challenging year for our North America and Russia land systems and vibroseis truck sales. In addition, we have slowed our capital spending, including investments for our multi-client data library. For the nine months ended September 30, 2009, total capital expenditures were $77.6 million, and we are projecting additional capital expenditures for the fourth quarter of 2009 to be between $12 million to $17 million. Of that total, we expect to spend approximately $10 million to $15 million on investments in our multi-client data library during the fourth quarter of 2009, and we anticipate that a majority of this investment will be underwritten by our customers. To the extent our customers’ commitments do not reach an acceptable level of pre-funding, the amount of our anticipated investment could significantly decline. The remaining sums are expected to be funded from internally generated cash.
     Through a variety of other resources, we are continuing to explore ways to reduce our cost structure. We have taken a deliberate approach to analyzing product and service demand in our business and are taking a more conservative approach in offering extended financing terms to our customers. To date, our most significant cost reduction has related to reduced headcount. During the fourth quarter of 2008 and continuing through the first nine months of 2009, we reduced our headcount by 378 positions, or approximately 25% of our employee headcount, in order to adjust to the expected lower levels of activity. Including all contractors and employees, we reduced our headcount by 483 positions, or 27%. In April 2009, we also initiated a salary reduction program that reduced employee salaries. The salary reductions reduced affected employees’ annual base salaries by 12% for our chief executive officer, chief operating officer and chief financial officer, 10% for all other executives and senior management, and 5% for most other employees. We have adopted a variable payment plan whereby employees affected by the salary reduction program may receive a payment in the beginning of 2010 approximately equal to the amount of the salary reduction plus interest if we achieve certain predetermined levels of adjusted EBITDA during 2009 and our Board of Directors determines that our liquidity levels are sufficient to allow the payments. Our Board also elected to implement a 15% reduction in director fees. In addition to the salary reduction program, we suspended our matching contributions to employee 401(k) plan contributions.
     With the October 23, 2009 announcement of our company and BGP entering into a binding Term Sheet, which provides for, among other things, the formation of a joint venture between our company and BGP involving our land-based seismic data acquisition equipment business (see further discussion at “— Proposed Joint Venture and Related Transactions with BGP.”), we decided to reinstate all employees salaries. However, the variable payment as described above is not currently expected to be paid; therefore, we have not accrued any amounts under the variable payment plan as of September 30, 2009.
     We have also reduced our research and development spending but will continue to fund strategic programs to position us for the expected recovery in economic activity. Overall, we will give priority to generating cash flow and reducing our cost structure, while maintaining our long-term commitment to continued technology development. Our business is mainly technology-based. We are not in the field crew business, and therefore do not have large amounts of capital and other resources invested in vessels or other assets necessary to support contracted acquisition services, nor do we have large manufacturing facilities. This cost structure gives us the flexibility to rapidly adjust our expense base when downward economic cycles affect our industry. This business model has also allowed us to reduce our annual operating expense by approximately $48 million in a very short period of time. We have focused on rapidly adjusting our headcount to better match the current level of activity, while preserving investment in our longer-term research and development programs. This flexibility should allow us to be better positioned for the expected recovery.
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
     2009 Developments. Our overall total net revenues of $298.5 million for the nine months ended September 30, 2009 decreased $240.8 million, or 44.7%, compared to total net revenues for the nine months ended September 30, 2008. Our overall gross profit percentage for the first nine months of 2009 was 32.9% compared to 33.2% for the first nine months of 2008. In the first nine months of 2009, we recorded a loss from operations of ($53.6) million (which includes the effect of an impairment of intangible assets charge of $38.0 million taken in the first quarter of 2009), compared to $61.6 million income from operations for the first nine months of 2008.
     Developments to date in 2009 include the following:
•	In January 2009, we announced our first commercial delivery of a multi-thousand station FireFly system equipped with digital, full-wave VectorSeis® sensors to the world’s largest land contractor. The deployment in the second quarter of 2009 of our first commercialized FireFly system occurred in a producing hydrocarbon basin containing reservoirs that have proven difficult to image with conventional seismic techniques.

•	In March 2009, we announced that we had signed an agreement with The Polarcus Group of Companies for the provision of seismic data processing services. Under the agreement, we will provide hardware, software and geophysicists in order to support a seismic project’s entire imaging lifecycle, from the vessel to an onshore data processing center.

•	In April 2009, we announced that a 6,100 station FireFly system will be utilized by a major oil company to undertake two high channel count, multicomponent (full-wave) seismic acquisition programs in northeast Texas, and, in July 2009, we announced that our client had sanctioned the second phase of the program. Data acquisition of the first phase began in May 2009.

•	In April 2009, we announced the first commercial sale of our cable-based ARIES II seismic recording platform to one of the world’s largest geophysical services providers. The sale includes two 5,000 channel ARIES II recording systems that the customer plans to deploy on upcoming, high-channel count seismic surveys.

•	In May 2009, we announced that an 8,000 station FireFly system will be utilized by Compania Mexicana de Exploraciones (Comesa), an oilfield services company majority-owned by PEMEX, the national oil company of Mexico, on three projects in Mexico.

•	In May 2009, we announced that we had successfully acquired an additional 6,200 kilometers of regional seismic data offshore India’s western coast as part of our ongoing IndiaSPAN™ program. Another 3,800 kilometers has since been acquired off the east coast of India.

•	In July 2009, we announced that we had successfully completed the data processing and interpretation for ArgentineSPAN™, a basin-scale seismic program offshore Argentina. ArgentineSPAN contains approximately 11,800 kilometers of new, regional data.

•	In July 2009, we announced that we had successfully acquired 5,000 kilometers of regional seismic data covering the Bight Basin and Ceduna Sub-basin offshore southern Australia. Known as BightSPAN™, this latest addition to our global BasinSPAN™ seismic data library offers the first regional geologic study of Australia’s deepwater southern coast.

•	In October 2009, we announced our proposed joint venture with BGP and the related bridge financing transactions. See“— Proposed Joint Venture and Related Transactions with BGP.”
     Key Financial Metrics. The following table provides an overview of key financial metrics for our company as a whole and our four business segments during the three and nine months ended September 30, 2009, compared to those periods one year ago (in thousands, except per share amounts):

			Comparable			Comparable
	Three Months Ended		Quarter	Nine Months Ended		Year-to-Date
	September 30,		Increase	September 30,		Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)
Net revenues:
Land Imaging Systems	$15,187	$81,562	(81.4%)	$68,531	$177,270	(61.3%)
Marine Imaging Systems	29,400	49,016	(40.0%)	72,077	133,872	(46.2%)
Data Management Solutions	7,618	10,408	(26.8%)	24,081	29,170	(17.4%)

Total ION Systems	52,205	140,986	(63.0%)	164,689	340,312	(51.6%)
ION Solutions Division	50,165	77,543	(35.3%)	133,828	199,041	(32.8%)

Total	$102,370	$218,529	(53.2%)	$298,517	$539,353	(44.7%)

Income (loss) from operations:
Land Imaging Systems	$(10,328)	$11,216	(192.1%)	$(25,920)	$15,831	(263.7%)
Marine Imaging Systems	9,386	14,063	(33.3%)	19,890	35,245	(43.6%)
Data Management Solutions	4,277	6,820	(37.3%)	14,525	17,496	(17.0%)

Total ION Systems	3,335	32,099	(89.6%)	8,495	68,572	(87.6%)
ION Solutions Division	9,321	14,019	(33.5%)	19,129	36,316	(47.3%)

			Comparable			Comparable
	Three Months Ended		Quarter	Nine Months Ended		Year-to-Date
	September 30,		Increase	September 30,		Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)
Corporate	(14,215)	(14,544)	(2.3%)	(43,226)	(43,283)	0.1%
Impairment of intangible assets	—	—	0.0%	(38,044)	—	(100.0%)

Total	$(1,559)	$31,574	(104.9%)	$(53,646)	$61,605	(187.1%)

Net income (loss) applicable to common shares	$(6,825)	$24,933		$(61,874)	$48,006

Basic net income (loss) per common share	$(0.06)	$0.26		$(0.57)	$0.51
Diluted net income (loss) per common share	$(0.06)	$0.25		$(0.57)	$0.49
     We intend that the following discussion of our financial condition and results of operations will provide information that will assist in understanding our consolidated financial statements, the changes in certain key items in those financial statements from quarter to quarter, and the primary factors that accounted for those changes. Our results of operations for the three and nine months ended September 30, 2009 have been affected by our acquisition of ARAM on September 18, 2008, which may affect the comparability of certain of the financial information contained in this Form 10-Q.
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
Proposed Joint Venture and Related Transactions with BGP
     On October 23, 2009, we entered into a binding Term Sheet with BGP, which provides for, among other things, the formation of a joint venture between our company and BGP involving our land-based seismic data acquisition equipment business.
     The Term Sheet contemplates that we will enter into a purchase agreement with BGP under which (i) BGP will acquire a 51% equity interest in the joint venture for an aggregate purchase price of $108.5 million cash to be paid to us and the contribution by BGP to the joint venture of certain assets and certain related liabilities of BGP that relate to the joint venture’s business and (ii) we will acquire a 49% interest in the joint venture in exchange for our contribution of certain assets and certain related liabilities that relate to the joint venture business. The assets of each party to be transferred to the joint venture will include seismic recording systems, inventory, certain intellectual property rights and contract rights, all as may be necessary to own and operate the business of the joint venture.
     The scope of the joint venture’s business is defined in the Term Sheet as being the business of designing, development, engineering, manufacturing, research and development, distribution, sales and marketing and field support of land-based equipment used in seismic data acquisition for the energy and petroleum industry. Excluded from the scope of the joint venture’s business will be (x) the analog sensor businesses of our company and BGP and (y) the businesses of certain companies in which BGP or we are currently a minority owner. In addition to these excluded businesses, all of our other businesses — including our Marine Imaging Systems, Concept Systems, Data Management Solutions and ION Solutions, which includes GXT’s Imaging Solutions, Integrated Seismic Solutions (ISS) and BasinSPAN™ and seismic data libraries, — will remain owned and operated by us and will not comprise a part of the joint venture.

     Under the Term Sheet, the parties have agreed to use their best efforts to cause the closing of the joint venture and related transactions to occur as soon as practicable following the execution of the definitive transaction documents, and on or before the later to occur of the following dates: (i) December 31, 2009 or (ii) 10 business days following the date on which all necessary regulatory approvals (including receiving clearance from the Committee on Foreign Investment in the United States (CFIUS) to complete the transactions) have been obtained, but in any event, no later than March 31, 2010. The parties’ obligations under the Term Sheet may be terminated (i) by written agreement of the parties, (ii) by either party in the even that such party’s conditions have not been satisfied on or before March 31, 2010 (subject to a 15-day cure period) or (iii) by either party in the event that certain mutual conditions have not been satisfied on or before March 31, 2010. In addition, BGP and we have each agreed to pay the other a break-up fee of $5.0 million if either party determines to terminate its obligations under the Term Sheet because the other party has failed to satisfy certain conditions (including conditions precedent to closing that (a) the other party has not experienced a material adverse event or condition that has resulted in a material adverse effect on its business, prospects and results of operations change, (b) the other party has not breached any of its representations and warranties contained in the Term sheet and such representations and warranties continue to be true and correct and (c) with respect to BGP’s obligations under the Term Sheet, we have not suffered any material default or accelerations of any of our liabilities.
     On October 27, 2009, we borrowed an aggregate of $40 million in the form of revolving credit bridge financing arranged by BGP from Bank of China, New York Branch and evidenced by the Convertible Notes. This borrowing was permitted by the terms of the Sixth Amendment to the Credit Facility, which increased the aggregate revolving commitment amount under the Amended Credit Facility from $100.0 million to $140.0 million and permitted the New Lender to join the Amended Credit Facility as a lender. We also granted to BGP a warrant to purchase a number of shares of our common stock, equal to $40.0 million divided by an exercise price of $2.80 per share (subject to adjustment).
     Additionally, the Term Sheet provides that when the joint venture transactions are closed:
•	BGP will purchase approximately 23.8 million shares of our common stock for $66.6 million, and thereby own, after giving effect to the issuance of those shares, approximately 16.66% of our outstanding common stock.

•	To the extent that shares are not purchased by BGP under the Warrant prior to closing, the new revolving credit loans from the New Lender, evidenced by the Convertible Notes will convert into approximately 14.3 million shares of ION common stock at a conversion price of $2.80 per share (such number of shares and conversion price subject to adjustment), and will be credited against the approximately 23.8 million shares of ION stock to be purchased by BGP at the transaction closing.

•	ION will appoint a designee of BGP to its Board of Directors to serve with the current nine members of ION’s Board of Directors.

•	BGP will arrange for our then-outstanding long-term debt under the Amended Credit Facility (currently $106.3 million outstanding at November 9, 2009) to be refinanced at the joint venture closing.

•	We will use a portion of the proceeds from the transactions to pay off and retire our outstanding indebtedness under our current revolving credit facility (after giving effect to the $40.0 million in additional revolving credit borrowings under our existing Amended Credit Facility, approximately $118.0 million is currently outstanding at November 9, 2009) and $35.0 million in seller subordinated indebtedness incurred in connection with our acquisition of ARAM in September 2008.

•	We will receive a new $100 million revolving credit facility at the joint venture closing.

•	The $19.8 million (as of September 30, 2009) secured equipment financing transaction with ICON will be assigned to and become indebtedness of the joint venture.
     The proposed joint venture is intended to provide a number of benefits and opportunities, including the following:
•	Preferred access to BGP, currently the world’s largest land seismic contractor;

•	Anticipated improved economies of scope and scale in our land data acquisition system manufacturing and sales operations, enabling us to deliver products in a more timely manner at an overall lower cost to its customers;

•	Combining our strengths in land equipment technologies with BGP’s emerging geophysical product portfolio and expertise in operating land seismic acquisition crews, which should permit new joint venture products to be designed and field-tested for reliability, quality and productivity to the benefit of all customers; and

•	Aligning the joint venture engineering teams to develop innovative, market-leading land recording systems, 3C (full-wave) sensor and vibroseis products.
     We believe that the joint venture will enable us to continue developing land systems and sensor technologies, but by partnering with BGP, with lessened primary capital requirements.
Results of Operations
     Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
     Net Revenues. Net revenues of $102.4 million for the three months ended September 30, 2009 decreased $116.2 million, or 53.2%, compared to the corresponding period last year. Land Imaging Systems’ net revenues decreased by $66.4 million, to $15.2 million compared to $81.6 million in the corresponding period of last year. This decrease related mainly to the continued decreased market demand in North America and Russia for land seismic equipment and decreased sales across all product lines compared to the third quarter of 2008. Marine Imaging Systems’ net revenues for the three months ended September 30, 2009 decreased by $19.6 million to $29.4 million compared to $49.0 million in the corresponding period of last year, principally due to the decrease in VectorSeis Ocean (VSO) system sales in 2008 which were not repeated during the three months ended September 30, 2009. This decrease was partially offset by multiple sales of our DigiFIN positioning systems. Revenues from our Data Management Solutions segment (our Concept Systems subsidiary) decreased compared to the corresponding period of last year due to decreased software sales of SPECTRA® and GATOR® and partially offset by increased sales of ORCA® software.
     Our ION Solutions division’s net revenues decreased by $27.4 million, to $50.2 million for the three months ended September 30, 2009, compared to $77.5 million in the corresponding quarter of 2008. The results for the third quarter of 2009 reflected decreased multi-client data library and new venture program sales, partially offset by increases in data processing service revenues.
     Gross Profit and Gross Profit Percentage. Gross profit of $34.6 million for the three months ended September 30, 2009 decreased $38.0 million, compared to the corresponding period last year. Gross profit percentages for the three months ended September 30, 2009 and 2008 were 33.8% and 33.2%, respectively. The increase in gross margin percentage occurred primarily in our Marine Imaging Systems division and is principally due to product mix combined with lower sales of VectorSeis Ocean (VSO) acquisition system equipment compared to prior year. We experienced higher margin sales in our ION Solutions segment as well. Data Management Solutions segment’s gross profit percentage slightly decreased due to product mix, while the Land Imaging Systems business segment showed a decrease in margins primarily due to increased restructuring charges and increased amortization expense related to ARAM’s acquired intangibles.
     Research, Development and Engineering. Research, development and engineering expense was $10.7 million, or 10.4% of net revenues, for the three months ended September 30, 2009, a decrease of $2.8 million compared to $13.5 million, or 6.2% of net revenues, for the corresponding period last year. The decrease was due primarily to decreased salary and payroll expenses related to our reduced headcount and lower supply and equipment costs due to the focus on cost reduction during the current market downturn. Based upon the recently initiated restructuring programs, we expect to continue to incur lower costs related to our research, development and engineering efforts than in prior periods as mentioned in Item 2. “— Executive Summary” above.
     Marketing and Sales. Marketing and sales expense of $8.0 million, or 7.8% of net revenues, for the three months ended September 30, 2009 decreased $4.1 million compared to $12.1 million, or 5.5% of net revenues, for the corresponding period last year. The decrease in our sales and marketing expenditures reflects decreased salary and payroll expenses related to our reduced headcount, a decrease in travel expenses as part of our cost reduction measures and a decrease in conventions, exhibits and advertising expenses related to cost reduction measures and the timing of the expenses throughout the year. Based upon the recently initiated restructuring programs, we expect to continue to incur lower costs related to our marketing and sales efforts than in prior periods as mentioned in Item 2. “— Executive Summary” above.
     General and Administrative. General and administrative expenses of $17.5 million for the three months ended September 30, 2009 increased $2.0 million compared to $15.5 million for the third quarter of 2008. General and administrative expenses as a percentage of net revenues for the three months ended September 30, 2009 and 2008 were 17.1% and 7.1%, respectively. The increase in general and administrative expense was mainly due to stock-based compensation expense related to a change in our estimate of anticipated forfeitures of our previously-granted options, restricted stock and restricted stock units equity compensation awards. Additionally, general and administrative expenses also reflected increased professional legal fees related to ongoing litigation and other legal matters and partially offset by lower salary and payroll expenses related to our reduced headcount. Based upon the recently initiated restructuring programs, we expect to incur lower costs related to our general and administrative activities than in prior periods as mentioned in Item 2. “— Executive Summary” above.
     Interest Expense. Interest expense of $6.4 million for the three months ended September 30, 2009 increased $4.8 million compared to $1.6 million for the third quarter of 2008. The increase is due to the higher levels of outstanding indebtedness and the secured equipment financing transaction that occurred during the second and third quarters of 2009 combined with increased revolver borrowings of $98.0 million. See “— Liquidity and Capital Resources — Sources of Capital” below. Because of these increased levels of borrowed indebtedness, our interest expense will continue to be significantly higher in 2009 than we experienced in prior years.
     Other Income (Expense). Other income for the three months ended September 30, 2009 was $1.7 million compared to ($0.4) million of other expense for the third quarter of 2008. The other income for the third quarter of 2009 mainly relates to higher foreign currency exchange gains that primarily resulted from our operations in the United Kingdom.
     Income Tax Expense. Income tax expense for the three months ended September 30, 2009 was $0.1 million compared to $3.8 million for the three months ended September 30, 2008. We continue to maintain a valuation allowance for a significant portion of our U.S. federal net deferred tax assets. Our effective tax rates for the three months ended September 30, 2009 and 2008 were (2.3)% (provision on a loss) and 12.7% (provision on income), respectively. The decrease in the Company’s effective tax rate for the three months ended September 30, 2009 was due primarily to changes in the distribution of earnings between U.S. and foreign jurisdictions.
     Preferred Stock Dividends. The preferred stock dividend relates to our Series D-1, Series D-2 and Series D-3 Cumulative Convertible Preferred Stock (collectively referred to as the Series D Preferred Stock) that we issued in February 2005, December 2007 and February 2008, respectively. Quarterly dividends must be paid in cash. Dividends are paid at a rate equal to the greater of (i) 5% per annum or (ii) the three month LIBOR rate on the last day of the immediately preceding calendar quarter plus 2 1/2% per annum. All dividends paid to date on the Series D Preferred Stock have been paid in cash. The Series D Preferred Stock dividend rate was 5.0% at September 30, 2009.
     Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
     Net Revenues. Net revenues of $298.5 million for the nine months ended September 30, 2009 decreased $240.8 million, or 44.7%, compared to the corresponding period last year. Land Imaging Systems’ net revenues decreased by $108.7 million, to $68.5 million compared to $177.3 million in the corresponding period of last year. This decrease related mainly to the continued decreased market demand in North America and Russia for land seismic equipment. Marine Imaging Systems’ net revenues for the nine months ended September 30, 2009 decreased by $61.8 million to $72.1 million compared to $133.9 million in the corresponding period of last year, principally due to the fact that the VectorSeis Ocean (VSO) system sales that occurred in 2008 were not repeated during the nine months ended September 30, 2009, and the timing of new marine vessels being introduced into the market. This decrease was partially offset by multiple sales of our DigiFIN system and several marine streamer positioning system sales in the second and third quarters of 2009. Revenues from our Data Management Solutions segment (our Concept Systems subsidiary) of $24.1 million for the first nine months of 2009 decreased from the $29.2 million in revenues for the corresponding period of last year. This decrease was due entirely to the effect of foreign currency exchange rate fluctuations compared to a year ago. Converting those revenues to Data Management Solutions’ domestic currency of British Pounds Sterling, revenues for the first nine months of 2009 slightly increased by £0.5 million compared to revenues for the first nine months of 2008.

     Our ION Solutions division’s net revenues decreased by $65.2 million, to $133.8 million for the nine months ended September 30, 2009, compared to $199.0 million in the corresponding period of 2008. The results for the first nine months of 2009 reflected decreased multi-client data library and new venture program sales, partially offset by increases in data processing service revenues.
     Gross Profit and Gross Profit Percentage. Gross profit of $98.3 million for the nine months ended September 30, 2009 decreased $80.7 million, compared to the corresponding period last year. Gross profit percentages for the nine months ended September 30, 2009 and 2008 were 32.9% and 33.2%, respectively. The small reduction gross margins was due mainly to decreases in the margins of our Land Imaging Systems sales, which were principally to the result of increased amortization expense related to ARAM’s acquired intangibles and the restructuring charges taken during 2009. We experienced higher margin sales in our Marine Imaging Systems segments compared to the prior year. ION Solutions and Data Management Solutions segments’ gross profit percentage remained flat due to product mix sold for the quarter.
     Research, Development and Engineering. Research, development and engineering expense was $33.9 million, or 11.4% of net revenues, for the nine months ended September 30, 2009, a decrease of $3.6 million compared to $37.5 million, or 7.0% of net revenues, for the corresponding period last year. The decrease was due primarily to decreased salary and payroll expenses related to our reduced headcount. Based upon the recently initiated restructuring programs, we expect to incur lower costs related to our research, development and engineering efforts than in prior periods as mentioned in Item 2. “— Executive Summary” above.
     Marketing and Sales. Marketing and sales expense of $26.2 million, or 8.8% of net revenues, for the nine months ended September 30, 2009 decreased $9.2 million compared to $35.4 million, or 6.6% of net revenues, for the corresponding period last year. The decrease in our sales and marketing expenditures reflects decreased salary and payroll expenses related to our reduced headcount, a decrease in travel expenses as part of our cost reduction measures and a decrease in conventions, exhibits and advertising expenses related to cost reduction measures and the timing of the expenses throughout the year. Based upon the recently initiated restructuring programs, we expect to continue to incur lower costs related to our marketing and sales efforts than in prior periods as mentioned in Item 2. “— Executive Summary” above.
     General and Administrative. General and administrative expenses of $53.8 million for the nine months ended September 30, 2009 increased $9.3 million compared to $44.5 million for the first nine months of 2008. General and administrative expenses as a percentage of net revenues for the nine months ended September 30, 2009 and 2008 were 18.0% and 8.2%, respectively. The increase in general and administrative expense was mainly due to stock-based compensation expense related to adjustments between estimated and actual forfeitures of $4.5 million, of which $3.3 million is an out-of-period adjustment. The remaining $1.2 million represents a change in our estimate of anticipated forfeitures. Additionally, general and administrative expenses also reflect the inclusion of ARAM’s expenses in 2009, severance charges related to reductions in headcount, increased professional legal fees related to ongoing litigation and other legal matters and increased bad debt expenses. Based upon the recently initiated restructuring programs, we expect to incur lower costs related to our general and administrative activities than in prior periods as mentioned in Item 2. “— Executive Summary” above.
     Impairment of Intangible Assets. At March 31, 2009, we further evaluated our intangible assets for potential impairment. Based upon our evaluation and given the current market conditions, we determined that approximately $38.0 million of proprietary technology and customer relationships (written off entirely) related to ARAM acquired intangibles were impaired. In the fourth quarter of 2008, we recorded an impairment charge of $10.1 million related to ARAM’s customer relationships, trade name and non-compete agreements. Our net book value associated with ARAM’s acquired intangibles is $35.0 million at September 30, 2009 and has a remaining weighted average life of 6.4 years.
     Interest Expense. Interest expense of $20.7 million for the nine months ended September 30, 2009 increased $18.0 million compared to $2.7 million for the first quarter of 2008. The increase is due to the higher levels of outstanding indebtedness and the higher effective interest rate of the Bridge Loan Agreement with Jefferies Finance LLC that we extinguished in the second quarter of 2009, combined with increased revolver borrowings of $98.0 million. See “— Liquidity and Capital Resources — Sources of Capital” below. Because of these increased levels of borrowed indebtedness, our interest expense will continue to be significantly higher in 2009 than we experienced in prior years.
     Other Income (Expense). Other expense for the nine months ended September 30, 2009 was $4.7 million compared to other income of $0.1 million for the nine months ended September 30, 2008. The other expense for the nine months ended September 30,

2009 mainly relates to higher foreign currency exchange losses that primarily resulted from our operations in Canada and in the United Kingdom.
     Income Tax Expense (Benefit). Income tax benefit for the nine months ended September 30, 2009 was ($18.3) million compared to income tax expense of $9.3 million for the nine months ended September 30, 2008. We continue to maintain a valuation allowance for a significant portion of our U.S. federal net deferred tax assets. Our effective tax rates for the nine months ended September 30, 2009 and 2008 were 23.6% (benefit on a loss) and 15.5% (provision on income), respectively. The increase in our effective tax rate relates primarily to the tax benefit related to the further impairment of intangible assets (discussed above), which is taxed at 29%. The inclusion of this benefit at the higher rate increased the overall effective tax rate for the nine month period. See Note 10 “— Income Taxes” of Part I, Item 1 of this Form 10-Q.
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
     At September 30, 2009, our outstanding credit facilities and debt consisted of:
•	Our Amended Credit Facility, comprised of:
•	An amended revolving line of credit sub-facility (including the $40.0 million of revolving credit indebtedness evidenced by the Convertible Notes); and

•	A $125.0 million original principal amount term loan;
•	A $20.0 million secured equipment financing term loan; and

•	A $35.0 million Amended and Restated Subordinated Promissory Note.
     Revolving Line of Credit and Term Loan Facilities. In July 2008, we, ION Sàrl, and certain of our domestic and other foreign subsidiaries (as guarantors) entered into a $100 million amended and restated revolving credit facility under the terms of an amended credit agreement with our commercial bank lenders (this agreement, as it has been further amended, is referred to as the “Amended Credit Agreement”). This amended and restated revolving credit facility provided us with additional flexibility for our international capital needs by not only permitting borrowings by one of our foreign subsidiaries under the facility but also providing us the ability to borrow in alternative currencies.
     On September 17, 2008, we added a new $125.0 million term loan sub-facility under the Amended Credit Agreement, and borrowed $125.0 million in term loan indebtedness and $72.0 million under the revolving credit sub-facility to fund a portion of the cash consideration for the ARAM acquisition.
     The interest rate on borrowings under our Amended Credit Facility is, at our option, (i) an alternate base rate (either the prime rate of HSBC Bank USA, N.A., or a federals funds effective rate plus 0.50%, plus an applicable interest margin) or (ii) for Eurodollar borrowings and borrowings in Euros, pounds sterling or Canadian dollars, a LIBOR-based rate, plus an applicable interest margin. The amount of the applicable interest margin is determined by reference to a leverage ratio of total funded debt to consolidated EBITDA for the four most recent trailing fiscal quarters. The interest rate margins currently range from 2.875% to 5.5% for alternate base rate borrowings, and from 3.875% to 6.5% for Eurodollar borrowings. As of September 30, 2009, both the $106.3 million in term loan indebtedness under the Amended Credit Facility and the $98.0 million in total revolving credit indebtedness under the Amended Credit Facility accrued interest at the then-applicable LIBOR-based interest rate of 6.0% per annum. The average effective interest rates for the quarter ended September 30, 2009 under the LIBOR-based rates for both the term loan indebtedness and the revolving credit indebtedness were 5.8%.
     At March 31, 2009, we were in compliance with all of the financial covenants under the terms of the Amended Credit Facility and the Bridge Loan Agreement. However, based upon our first quarter results and our then-current operating forecast for the remainder of 2009, we determined that it was probable that, if we did not take any mitigating actions, we would not be in compliance with one or more of our financial covenants under those two debt agreements for the period ending September 30, 2009. As a result, we approached the lenders under the Amended Credit Facility to obtain amendments to relax certain of these financial covenants and pursued the private placement of our common stock, which, along with our cash on hand, we believed would generate sufficient funds to repay the outstanding indebtedness under the Bridge Loan Agreement. See further discussion of the private placement offering below at “ — Private Placement of 18.5 Million Shares of Common Stock.”
     In June 2009, we entered into an additional amendment (the “Fifth Amendment”) to our Amended Credit Facility that, among other things, modified certain of the financial and other covenants contained in the Amended Credit Facility and permitted us to repay our Bridge Loan Agreement indebtedness. Principal modifications to the terms of the Amended Credit Agreement resulting from the Fifth Amendment included the following:
•	The Fifth Amendment provided for an increase in applicable maximum interest rate margins in the event that our leverage ratio exceeds 2.25 to 1.0 — from 4.5% to up to 5.5% for alternate base rate loans, and from 5.5% to up to 6.5% for LIBOR-rate loans;

•	The Fifth Amendment modified a restricted payments covenant, permitting us to apply up to $6.0 million of our available cash on hand to prepay the indebtedness under the Bridge Loan Agreement;

•	The Fifth Amendment contained a new defined term —“Excess Cash Flow,” and now requires us to apply 50% of our Excess Cash Flow, if any, calculated with respect to a just-completed fiscal year, to the prepayment of the term loan under the Amended Credit Agreement if our fixed charge coverage ratio or our leverage ratio for the just-completed fiscal year does not meet certain requirements; and

•	The Fifth Amendment modified Section 2.18 of the Credit Agreement to fix the maximum revolving credit facility (accordion feature) amount to which the Amended Credit Facility could be increased at $140.0 million.
     The Amended Credit Agreement contains covenants that restrict us, subject to certain exceptions, from:
•	Incurring additional indebtedness (including capital lease obligations), granting or incurring additional liens on our properties, pledging shares of our subsidiaries, entering into certain merger or other similar transactions, entering into transactions with affiliates, making certain sales or other dispositions of assets, making certain investments, acquiring other businesses and entering into certain sale-leaseback transactions with respect to certain of our properties;

•	Paying cash dividends on our common stock and repurchasing and acquiring shares of our common stock unless (i) there is no event of default under the Amended Credit Facility and (ii) the amount of cash used for cash dividends, repurchases and acquisitions does not, in the aggregate, exceed an amount equal to the excess of 30% of our domestic consolidated net income for our most recently completed fiscal year over $15.0 million.
     The Amended Credit Facility requires us to be in compliance with certain financial covenants, including requirements for us and our domestic subsidiaries to:
•	maintain a minimum fixed charge coverage ratio (which must be not less than 1.00 to 1.0 for the fiscal quarter ending September 30, 2009; 1.10 to 1.0 for the fiscal quarter ending December 31, 2009; 1.15 to 1.0 for the fiscal quarter ending March 31, 2010; 1.25 to 1.0 for the fiscal quarter ending June 30, 2010; 1.35 to 1.0 for the fiscal quarter ending September 30, 2010; and 1.50 to 1.0 the fiscal quarter ending December 31, 2010 and thereafter);

•	not exceed a maximum leverage ratio (3.00 to 1.0 for the fiscal quarters ending September 30, 2009 and December 31, 2009; 2.75 to 1.0 for the fiscal quarter ending March 31, 2010 and June 30, 2010; 2.5 to 1.0 for the fiscal quarter ending September 30, 2010; and 2.25 to 1.0 the fiscal quarter ending December 31, 2010 and thereafter); and

•	maintain a minimum tangible net worth of at least 80% of our tangible net worth as of September 18, 2008 (the date that we completed our acquisition of ARAM), plus 50% of our consolidated net income for each quarter thereafter, and 80% of the proceeds from any mandatorily convertible notes and preferred and common stock issuances for each quarter thereafter.
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
     On October 23, 2009, we entered into the Sixth Amendment to the Amended and Restated Credit Agreement that, among other things, (i) increases the aggregate revolving commitment amount under the Amended Credit Facility from $100.0 million to $140.0 million, (ii) permitted Bank of China, New York Branch as the New Lender to join the Amended Credit Facility, (iii) modified, or provided limited waivers of, certain of the financial and other covenants contained in the Amended Credit Facility (including waivers to the extent necessary to permit the issuance of the Warrant) and (iv) permitted the principal amount of the new revolving credit loans from the New Lender (as evidenced by the Convertible Notes) to be convertible into shares of our common stock. We borrowed on October 27, 2009 an aggregate of $40.0 million in revolving credit indebtedness under the Amended Credit Facility (as amended by the Sixth Amendment), pursuant to the Convertible Notes. The Convertible Notes were issued by us to the New Lender under the terms and conditions of the Amended Credit Facility. The outstanding indebtedness under the Convertible Notes is currently scheduled to mature on the maturity date of the revolving credit indebtedness under the Amended Credit Facility, which is July 3, 2013.
     Under the terms of the Amended Credit Agreement, up to $84.0 million (or its equivalent in foreign currencies) is available for non-U.S. borrowings by ION Sàrl and up to $105.0 million is available for domestic borrowings; however, the total level of outstanding borrowings under the revolving credit facility cannot exceed $140.0 million. Revolving credit borrowings under the Amended Credit Facility are available to fund our working capital needs, to finance acquisitions, investments and share repurchases and for general corporate purposes. In addition, the Amended Credit Facility includes a $35.0 million sub-limit for the issuance of documentary and stand-by letters of credit, of which $1.7 million was outstanding at September 30, 2009. Borrowings under the Amended Credit Facility may be prepaid without penalty.
     As discussed above under “ — Executive Summary — Current Debt Levels,” the indebtedness under our outstanding revolving credit loan and our term loan under our Amended Credit Facility, under the ICON Loan Agreements and under our Amended and Restated Subordinated Seller Note has been reclassified as current indebtedness. The reclassification of this long-term indebtedness to short-term indebtedness has not resulted in any violations of the terms of our outstanding indebtedness.
     Convertible Notes and Warrant. The Convertible Notes, issued in October 2009 in connection with the execution of the Term Sheet with BGP, accrued interest, as of October 30, 2009, at the rate of 5.7% per annum, and provide that at the stated initial conversion price of $2.80 per share, the full $40.0 million principal amount under the Convertible Notes would be convertible into 14,285,714 shares of Common Stock. The Convertible Notes provide that the conversion price and the number of shares into which the notes may be converted are subject to adjustment on terms and conditions similar to those contained in the Warrant.
     The Warrant will be exercisable, in whole or in part, at any time and from time to time, subject to the conditions described below. The Warrant will initially entitle the holder thereof to purchase a number of shares of commons tock equal to $40.0 million divided by the exercise price of $2.80 per shares, subject to adjustment as described below. At the initial exercise price of $2.80 per share, at such time as the Warrant becomes exercisable, it would initially be fully exercisable for 14,285,714 shares of common stock.
     The Warrant will only become exercisable and the Convertible Notes will only become convertible upon receipt of certain governmental approvals. Any conversions of the Convertible Notes and prior exercises of the Warrant will reduce the dollar amount under the Warrant into which the exercise price may be divided to determine the number of shares that may be acquired upon exercise.
     The exercise price under the Warrant and conversion prices under the Convertible Notes will be subject to adjustment upon the occurrence of a “Triggering Event.” A “Triggering Event” will occur in the event that the joint venture transactions cannot be completed by March 31, 2010, solely as a result of the occurrence of a statement, order or other indication from any relevant governmental regulatory agency that (a) the transactions would not be approved, would be opposed, objected to or sanctioned or (b) the transactions or BGP’s business and operations would be required to be altered (or upon the earlier abandonment of such transactions due to any such statement, indication or order). In such event, the exercise price and conversion price per share will be adjusted (but not to an amount that exceeds $2.80 per share) to a price per share that is equal to 75% of the lowest trading price of our common stock over a ten-consecutive-trading-day period, beginning on and inclusive of the first trading day following the public announcement of any failure to complete such transactions (or the abandonment thereof), which failure of abandonment was the result of the Triggering Event. The exercise price of the Warrant and conversion prices of the Convertible notes are also subject to certain customary anti-dilution adjustment.
     The Warrant provides for certain cashless exercise rights that are exercisable by the holder of the Warrant in the event that certain governmental approvals from the People’s Republic of China permitting the exercise of the Warrant for cash are not obtained.
     At the same time as the closing of the joint venture transactions, all of the then-outstanding principal amounts under the Convertible Notes will be automatically converted into shares of common stock unless, at the option of the holder of the Warrant, the holder elects to exercise the Warrant in whole or in part, in lieu of the full conversion of such remaining principal amounts under the Convertible Notes.
     Assuming that no adjustments to the exercise or conversion prices of (or the number of shares to be issued under) the Warrant or the Convertible Notes are required prior to closing the joint venture transactions, the Term Sheet provides that at the closing of the transactions, BGP would purchase directly from us a number of shares of Common Stock at a purchase price of $2.80 per shares such that, when added to the total number of shares of Common Stock that may have been previously issued pursuant to conversion of the Convertible Notes and /or exercise of the Warrant, BGP (and its transferees and permitted assignees) would own, together, 19.99% of the issued and outstanding shares of Common Stock (i.e. 23,789,536 shares).
     Secured Equipment Financing. On June 29, 2009, we entered into a $20.0 million secured equipment financing transaction with ICON ION, LLC (the “Lender”), an affiliate of ICON Capital Inc. Two master loan agreements were entered into with ICON in connection with this transaction: (i) we, ARAM Rentals Corporation, a Nova Scotia unlimited company (“ARC”), and ICON entered into a Canadian Master Loan and Security Agreement dated as of June 29, 2009 with regard to certain equipment leased to customers by ARC, and (ii) we, ARAM Seismic Rentals, Inc., a Texas corporation (“ASRI”), and ICON entered into a Master Loan and Security Agreement (U.S.) dated as of June 29, 2009 with regard to certain equipment leased to customers by ASRI (collectively, the “ICON Loan Agreements”). All borrowed indebtedness under the ICON Loan Agreements is scheduled to mature on July 31, 2014. We used the proceeds of the secured term loans for working capital and general corporate purposes.
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
     The obligations of each of ARC and ASRI under the ICON Loan Agreements are guaranteed by us under a Guaranty dated as of June 29, 2009 (the “ICON Guaranty”). The ICON Loan Agreements and the ICON Guaranty constitute permitted indebtedness under the Amended Credit Facility.

     Under both ICON Loan Agreements, interest on the outstanding principal amount will accrue at a fixed interest rate of 15% per annum calculated monthly, and is payable monthly on the first day of each month. Principal and interest are payable, commencing on September 1, 2009, in 60 monthly installments until the maturity date, when all remaining outstanding principal and interest will be due and payable. Pursuant to the ICON Loan Agreements, in connection with the closing in June 2009, ARC and ASRI paid ICON a non-refundable upfront fee of $0.3 million. In addition, ICON will receive an administrative fee equal to 0.5% of the aggregate principal amount of advances under the ICON Loan Agreements, payable at the end of each of the first four years during their terms. Inclusive of these additional fees, the effective interest rate on the ICON loan was 16.3% as of September 30, 2009.
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
     The ICON Loan Agreements contain certain cross-default provisions with respect to defaults under our Amended Credit Facility. Therefore, similar to the current classification of the Amended Credit Facility indebtedness, we have also classified this long-term indebtedness as current.
     Amended and Restated Subordinated Seller Note. As part of the purchase price for the ARAM acquisition, one of our subsidiaries issued an unsecured senior promissory note (the “Senior Seller Note”) in the original principal amount of $35.0 million to Maison Mazel Ltd., one of the selling shareholders of ARAM. On December 30, 2008, in connection with other acquisition refinancing transactions that were completed on that date, the Senior Seller Note was amended and restated pursuant to an Amended and Restated Subordinated Promissory Note (“the Amended and Restated Subordinated Note”) issued to Maison Mazel, the selling shareholder. The principal amount of the Amended and Restated Subordinated Note is $35.0 million and matures on September 17, 2013. We also entered into a guaranty dated December 30, 2008, whereby we guaranteed on a subordinated basis the subsidiary’s repayment obligations under the Amended and Restated Subordinated Note.
     Effective April 9, 2009, (i) the subsidiary transferred the Amended and Restated Subordinated Note to us and we assumed in full the obligations of ION Sub under such note, and (ii) our guaranty of payment of the indebtedness under the Amended and Restated Subordinated Note was terminated. The subsidiary was also released from its obligations under the Amended and Restated Promissory Note by Maison Mazel.
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
     In addition, we have agreed that if we incur indebtedness under any financing that:
•	qualifies as “Long Term Junior Financing” (as defined in the Amended Credit Agreement),

•	results from a refinancing or replacement of the Amended Credit Facility such that the aggregate principal indebtedness (including revolving commitments) thereunder would be in excess of $275.0 million, or

•	qualifies as unsecured indebtedness for borrowed money that is evidenced by notes or debentures, has a maturity date of at least five years after the date of its issuance and results in total gross cash proceeds to us of not less than $40.0 million, then we will be obligated to repay in full from the total proceeds from such financing the then-outstanding principal of and interest on the Amended and Restated Subordinated Note.

     The indebtedness under the Amended and Restated Subordinated Note is subordinated to the prior payment in full of our “Senior Obligations,” which are defined in the Amended and Restated Subordinated Note as the principal, premium (if any), interest and other amounts that become due in connection with:
•	our obligations under the Amended Credit Facility,

•	our liabilities with respect to capital leases and obligations that qualify as a “Sale/Leaseback Agreement” (as that term is defined in the Amended Credit Agreement),

•	guarantees of the indebtedness described above, and

•	debentures, notes or other evidences of indebtedness issued in exchange for, or in the refinancing of, the Senior Obligations described above, or any indebtedness arising from the payment and satisfaction of any Senior Obligations by a guarantor.
     It is contemplated that at the closing of the joint venture transactions, we will obtain sources of financing sufficient to enable us to repay in full the indebtedness under the Amended and Restated Subordinated Note.
     The Amended and Restated Subordinated Seller Note contains certain cross-default provisions with respect to defaults and acceleration of indebtedness under our Amended Credit Facility. Therefore, similar to the current classification of the Amended Credit Facility, we have also classified this long-term indebtedness as current.
     Private Placement of 18.5 Million Shares of Common Stock. On June 4, 2009, we completed the offering and sale of 18,500,000 shares of our common stock in privately-negotiated transactions with several institutional investors. The purchase price per share of common stock sold was $2.20, representing total gross proceeds of approximately $40.7 million. The net proceeds from the offering of $38.2 million were applied, along with $2.6 million of our cash on hand, to repay in full the outstanding indebtedness under the Bridge Loan Agreement. In accordance with the terms of the stock purchase agreements, we filed with the Securities and Exchange Commission (“SEC”) on June 11, 2009, a registration statement with respect to potential resales of the shares purchased by the investors, which was declared effective on June 19, 2009. The offering and sale by us of the shares of common stock in the private placement were not registered under the Securities Act of 1933, as amended, in reliance on an exemption from the registration requirements of that Act.
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
     In addition, under the Fletcher Agreement, the aggregate number of shares of common stock issued or issuable to Fletcher upon conversion or redemption of, or as dividends paid on, the Series D Preferred Stock could not exceed a designated maximum number of shares (the “Maximum Number”), and such Maximum Number could be increased by Fletcher providing us with a 65-day notice of increase, but under no circumstance could the total number of shares of common stock issued or issuable to Fletcher with respect to the Series D Preferred Stock ever exceed 15,724,306 shares. The Fletcher Agreement had designated 7,669,434 shares as the original Maximum Number. On November 28, 2008, Fletcher purported to deliver a second notice to us to increase the Maximum Number to 9,669,434 shares, effective February 1, 2009. On September 15, 2009, Fletcher delivered a notice to us purporting to increase the Maximum Number from 9,669,434 shares to 11,669,434 shares, to become effective on November 19, 2009. We believe that our agreement with Fletcher gives Fletcher the right to issue only one notice to increase the Maximum Number. On November 6, 2009, we filed an action in the Court of Chancery of the State of Delaware seeking a declaration that, under the relevant agreement, Fletcher is permitted to deliver only one notice to increase the Maximum Number and that its purported second notice is legally invalid.
     The conversion prices and number of shares of common stock to be acquired upon conversion are also subject to customary anti-dilution adjustments. Converting the shares of Series D Preferred Stock at one time could result in significant dilution to our stockholders that could limit our ability to raise additional capital. See Part II — Item 1. “Legal Proceedings” and Item 1A. “Risk Factors” below.
Meeting our Liquidity Requirements
     As of December 31, 2008, our total outstanding indebtedness (including capital lease obligations) was $291.9 million and included $120.3 million in borrowings under our term loans and $66.0 million of revolving credit indebtedness under our Amended Credit Facility, $40.8 million under the Bridge Loan Agreement and $35.0 million of subordinated indebtedness under our Amended and Restated Subordinated Note. As of September 30, 2009, our total outstanding indebtedness (including capital lease obligations) had been reduced to approximately $271.2 million, consisting of approximately $106.3 million in borrowings under the term loans and $98.0 million in revolving credit indebtedness under the Amended Credit Facility, $19.8 million of borrowings under our new secured equipment financing and $35.0 million of outstanding subordinated indebtedness under the Amended and Restated Subordinated Note. The repayment in full in June 2009 of the Bridge Loan Agreement indebtedness was significant because it represented at that time short-term indebtedness scheduled to mature in January 2010. Inclusive of the additional fees (and an upfront fee previously paid of 5.0%), the effective interest rate under the Bridge Loan Agreement was 25.3% at the time of repayment. Currently, by their terms, none of our principal debt facilities mature prior to 2013.
     We had disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 that, as a result of our entering into the Fifth Amendment, repaying the indebtedness outstanding under the Bridge Loan Agreement and entering into the secured equipment financing transaction in June 2009, we expected that we would remain in compliance with the financial covenants under the Amended Credit Facility and that our cash on hand and cash generated from our operations would be sufficient to fund our operations for the remainder of 2009. However, lower-than-expected sales revenues realized during the third quarter of 2009 resulted in a high likelihood that, as of September 30, 2009, we would not be in compliance with certain of such financial covenants.
     As a result of obtaining the $40.0 million of additional revolving credit indebtedness pursuant to the Convertible Notes in October 2009, we believe that our liquidity will be sufficient to fund our operations for the remainder of 2009 and into the first quarter of 2010. Additionally, as a result of the execution of the Sixth Amendment, we have obtained sufficient waivers of, the financial covenants under the Amended Credit Facility for the remainder of 2009 and through the second quarter of 2010. Without these waivers, we would not have been in compliance with certain of our financial covenants at September 30, 2009. However, our failure to comply with certain other covenants could result in an event of default under the Amended Credit Facility that, if not cured or waived, would have a material adverse effect on our financial condition, results of operations and debt service capabilities. Additionally, if the proposed joint venture with BGP is not timely formed by March 31, 2010 or if the proposed transactions with BGP were to be abandoned, even for reasons beyond our control (such as failure to obtain certain regulatory approvals), then the waivers, upon notice from the lenders, would cease to be effective and we could at that time likely not be in compliance with certain of the financial covenants contained in the Amended Credit Facility.
      If we were not able to comply with or satisfy all of these covenants, such failure could result in an event of default under the Amended Credit Facility that, if not cured or further waived, could have a material adverse effect on our financial conditions, results of operations and debt service capabilities. In such event, we would need to seek to amend, or seek one or more waivers of, those covenants under the Amended Credit Facility. There can be no assurance that we would be able to obtain any such waivers or amendments, in which case we would likely seek to obtain new secured debt, unsecured debt or equity financing. However, there also can be no assurance that such debt or equity financing would be available on terms acceptable to us or at all. In the event that we would need to amend the Amended Credit Facility, or obtain new financing, we would likely incur up front fees and higher interest costs and other terms in the amendment would likely be less favorable to us than those currently provided under the Amended Credit Facility. See “— Revolving Line of Credit and Term Loan Facilities” above.
     For the nine months ended September 30, 2009, total capital expenditures, including investments in our multi-client data library, were $77.6 million, and we are projecting additional capital expenditures for the fourth quarter of 2009 to be between $12 million to $17 million, which would be less than our 2008 capital expenditures of $127.9 million. If there continues to be weak demand for our products and services, we would expect continued reduced levels of capital expenditures, which will, in turn, lessen our requirements for working capital. This reduction could therefore permit improved operating cash flows and liquidity compared to prior periods and offset reduced cash generated from operations (excluding working capital changes). Of the total, we are estimating that approximately

$10 million to $15 million will be spent on investments in our multi-client data library during the fourth quarter of 2009, but we are anticipating that most of these investments will be underwritten by our customers. To the extent our customers’ commitments do not reach an acceptable level of pre-funding, the amount of our anticipated investment in these data libraries could significantly decline.
Cash Flow from Operations
     We have historically financed operations from internally generated cash and funds from equity and debt financings. Cash and cash equivalents were $19.6 million at September 30, 2009, a decrease of $15.6 million from December 31, 2008. Net cash provided by operating activities was approximately $51.6 million for the nine months ended September 30, 2009, compared to $52.5 million for the nine months ended September 30, 2008. The cash provided by our operating activities was primarily driven by increased collections on our receivables and a decrease in our unbilled receivables due to timing of sales and invoicing. This increase was partially offset by a decrease in our accounts payable and accrued expenses associated with payments of our obligations.
Cash Flow from Investing Activities
     Net cash flow used in investing activities was $78.0 million for the nine months ended September 30, 2009, compared to $329.8 million for the nine months ended September 30, 2008. The principal uses of cash in our investing activities during the nine months ended September 30, 2009 were $75.1 million for investments in our multi-client data library, compared to $87.8 million for the nine months ended September 30, 2008. Despite the downturn, we have continued to believe in the long-term value of our multi-client surveys performed using our equipment and technologies. Additionally, we had contracted for a number of the vessels and crews necessary to perform the surveys in advance of the current downturn.
Cash Flow from Financing Activities
     Net cash flow provided by financing activities was $9.6 million for the nine months ended September 30, 2009, compared to $275.0 million for the nine months ended September 30, 2008. The net cash flow provided by financing activities during the nine months ended September 30, 2009 was primarily related to $32.0 million of net borrowings on our revolving credit facility, the net proceeds from the ICON Loan Agreements of $19.2 million, and the net proceeds of $38.2 million from the private placement of our common stock. This cash inflow was partially offset by scheduled principal payments on our term loan under our Amended Credit Facility, the prepayment of the principal balance on the Bridge Loan Agreement and payments under our other notes payable and capital lease obligations all totaling $73.3 million. Additionally, we paid $2.6 million in cash dividends on our outstanding Series D-1, Series D-2 and Series D-3 Preferred Stock and $4.0 million in financing costs related to the Fifth Amendment during the nine months ended September 30, 2009.
Inflation and Seasonality
     Inflation in recent years has not had a material effect on our costs of goods or labor or the prices for our products or services. Traditionally, our business has been seasonal, with strongest demand in the second half of our fiscal year. However, for the fourth quarter of 2009, we will likely not experience the level of normal seasonal year-end spending by oil and gas companies and seismic contractor customers due to these customers taking a more conservative approach and lowering their spending plans.
Critical Accounting Policies and Estimates
     General. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2008, for a complete discussion of our other significant accounting policies and estimates. There have been no material changes in the current period regarding our critical accounting policies and estimates.
Recent Accounting Pronouncements
     See Note 14 of Notes to Unaudited Condensed Consolidated Financial Statements.

Credit and Foreign Sales Risks
     The majority of our foreign sales are denominated in United States dollars. Product revenues are allocated to geographical locations on the basis of the ultimate destination of the equipment, if known. If the ultimate destination of such equipment is not known, product revenues are allocated to the geographical location of initial shipment. Service revenues primarily relate to our ION Solutions division are allocated based upon the billing location of the customer. For the nine months ended September 30, 2009 and 2008, international sales comprised 62% and 58%, respectively of total net revenues. For the nine months ended September 30, 2009, we recognized $59.0 million of sales to customers in Europe, $37.4 million of sales to customers in Asia Pacific, $36.8 million of sales to customers in the Middle East, $27.1 million of sales to customers in Latin American countries, $4.3 million of sales to customers in the Commonwealth of Independent States, or former Soviet Union (CIS) and $21.5 million of sales to customers in Africa. In recent years, the CIS and certain Latin American countries have experienced economic problems and uncertainties. However, as a result of the recent market downturn, additional countries and areas of the world have experienced economic problems and uncertainties. To the extent that world events or economic conditions negatively affect our future sales to customers in these and other regions of the world or the collectibility of our existing receivables, our future results of operations, liquidity, and financial condition may be adversely affected. We currently require customers in these higher risk countries to provide their own financing and in some cases assist the customer in organizing international financing and export-import credit guarantees provided by the United States government. We do not currently extend long-term credit through promissory notes or similar credit agreements to companies in countries we consider to be inappropriate for credit risk purposes.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Please refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008, for a discussion regarding the Company’s quantitative and qualitative disclosures about market risk. There have been no material changes to those disclosures during the nine months ended September 30, 2009.
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
     Through our subsidiaries, we operate in a wide variety of jurisdictions, including the United Kingdom, Canada, the Netherlands, China, Venezuela, India, Russia, the United Arab Emirates, and other countries. Our financial results may be affected by changes in foreign currency exchange rates. Our consolidated balance sheet at September 30, 2009 reflected approximately $37.0 million of net working capital related to our foreign subsidiaries. A majority of our foreign net working capital is within Canada and the United Kingdom. The subsidiaries in those countries receive their income and pay their expenses primarily in CDN and GBP, respectively. To the extent that transactions of these subsidiaries are settled in Canadian dollars (CDN) or Great Britain Pounds (GBP), a devaluation of these currencies versus the U.S. dollar could reduce the contribution from these subsidiaries to our consolidated results of operations as reported in U.S. dollars.
     Interest Rate Risk. On September 30, 2009, we had outstanding total indebtedness of approximately $271.2 million, including capital lease obligations. Of that indebtedness, approximately $204.3 million accrues interest under rates that fluctuate based upon market rates plus an applicable margin. Both the $106.3 million in term loan indebtedness and the $98.0 million in total revolving credit indebtedness outstanding under the Amended Credit Facility accrued interest using LIBOR-based interest rate of 6.0% per annum. The average effective interest rate for the quarter ended September 30, 2009 under the LIBOR-based rates for both the term loan indebtedness and the revolving credit loans were 5.8%. Each 100 basis point increase in the interest rate would have the effect of increasing the annual amount of interest to be paid by approximately $2.0 million.

Item 4. Controls and Procedures
     Disclosure Controls and Procedures. As of September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file with or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. In light of the material weakness described below, these officers have concluded that our disclosure controls and procedures were not effective as of September 30, 2009.
      Material Weaknesses in Internal Control over Financial Reporting. As reported in our Current Report on Form 8-K filed with the SEC on November 4, 2009, we announced that our condensed consolidated financial statements as of and for the three and six months periods ended June 30, 2009 should no longer be relied upon, because of an error in revenue recognition of certain product revenues in connection with the delivery of our FireFly® land seismic data acquisition system and related hardware and components in China. As a result of this error in revenue recognition, we determined that we should restate our unaudited consolidated financial statements as of and for the three and six months ended June 30, 2009. The error resulted from the fact that the sales records in the possession of our management at June 30, 2009 did not contain all relevant documentation relating to that particular sale. On October 28, 2009, after obtaining and reviewing all additional documentation related to the sale, our management ascertained that the additional documentation provided additional terms with respect to that sale. On October 29, 2009, our management and our Board of Directors, upon the recommendation of the Audit Committee of the Board of Directors, concluded that we should not have recognized the revenues from the sale in our results of operations for the second fiscal quarter of 2009, and that, as a result, our previously reported unaudited consolidated financial statements as of and for the three and six month periods ended June 30, 2009 should no longer be relied upon.
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
     Because the controls in effect at our sales office in China at September 30, 2009 regarding our revenue recognition policies did not effectively confirm the accuracy and completeness of documentation relating to a large sale of our products, we determined that there was a material weakness in our internal control over financial reporting that existed as of September 30, 2009.
     As a result, we are implementing the following procedures to remediate this material weakness:
•	We will implement a quarterly certification requiring our regional sales force to confirm that all documentation related to sales transactions have been provided to Company management.

•	Certain regional sales offices (including China) will no longer have the authority to enter into sales contracts without the review and approval of designated corporate management; and

•	We will provide further training and education on the Company’s revenue recognition policies and procedures on an annual basis to our regional sales force.
      Changes in Internal Control in Financial Reporting. There were no changes in our internal controls over financial reporting during the quarterly period ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     On July 10, 2009, Fletcher International, Ltd. (“Fletcher”), the holder of shares of our Series D Preferred Stock, filed a “books and records” proceeding in the Delaware Court of Chancery under Section 220(b) of the Delaware General Corporation Law asking the Court to require us to produce a broad range of our documents and records for inspection. Section 220(b) allows stockholders of Delaware corporations to make a demand on the corporation for access to certain books and records of the corporation, provided that such demand is made with appropriate specificity and is made for a proper purpose. We intend to vigorously defend the claims alleged by Fletcher in this proceeding with respect to information that we believe has not been requested with appropriate specificity or for a proper purpose as required by law.
     On September 15, 2009, Fletcher delivered a second notice to us purporting to increase the Maximum Number from 9,669,434 shares to 11,669,434 shares, to become effective on November 19, 2009. The Company believes that its agreement with Fletcher gives Fletcher the right to issue only one notice to increase the Maximum Number. On November 6, 2009, we filed an action in the Court of Chancery of the State of Delaware, seeking a declaration that, under the relevant agreement, Fletcher is permitted to deliver only one notice to increase the Maximum Number and that its purported second notice is legally invalid. For more information on the shares of our Series D Preferred Stock, please refer above to “— Liquidity and Capital Resources — Sources of Capital.”
     In 2002, we filed a lawsuit against operating subsidiaries of battery manufacturer Greatbatch, Inc., including its Electrochem division (collectively “Greatbatch”), in the 24th Judicial District Court for the Parish of Jefferson in the State of Louisiana. In the lawsuit, styled Input/Output, Inc. and I/O Marine Systems, Inc. v. Wilson Greatbatch Technologies, Inc., Wilson Greatbatch, Ltd. d/b/a Electrochem Lithium Batteries, and WGL Intermediate Holdings, Inc., Civil Action No. 578-881, Division “A”, we alleged that Greatbatch had fraudulently misappropriated our product designs and other trade secrets related to the batteries and battery pack used in our DigiBIRD® marine towed streamer vertical control device and used our confidential information to manufacture and market competing batteries and battery packs. After a two-week trial, on October 1, 2009 the jury concluded that Greatbatch had committed fraud, violated the Louisiana Unfair Trade Practices Act and breached a trust and nondisclosure agreement between us and Greatbatch, and awarded us $21.7 million in compensatory damages. On October 13, 2009, the presiding trial judge signed and entered the judgment, awarding us the amount of the jury verdict, together with legal interest from the date of filing the lawsuit, plus our attorneys’ fees and costs. Through October 14, 2009, accrued legal interest totaled $11.0 million, and interest will continue to accrue at the statutory annual rate of 8.5% until paid. Including the verdict amount and accrued interest, the total judgment amount as of October 14, 2009 was $32.7, million plus our attorneys’ fees and costs.

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
Item 1A. Risk Factors.
     This report contains or incorporates by reference statements concerning our future results and performance and other matters that are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “would,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of such terms or other comparable terminology. Examples of other forward-looking statements contained or incorporated by reference in this report include statements regarding:
•	the expected effects of current and future worldwide economic conditions and demand for oil and natural gas and seismic equipment and services;

•	future compliance with our debt financial covenants;

•	expectations regarding the completion of our proposed joint venture with BGP;

•	future benefits to be derived from our proposed joint venture with BGP;

•	future availability of cash to fund our operations and pay our obligations;

•	the timing of anticipated sales;

•	future levels of spending by our customers;

•	future oil and gas commodity prices;

•	future cash needs and future sources of cash, including availability under our revolving line of credit facility;

•	expected net revenues, income from operations and net income;

•	expected gross margins for our products and services;

•	future benefits to our customers to be derived from new products and services, such as Scorpion and FireFly and our full-wave digital products and services;

•	future growth rates for certain of our products and services;

•	future sales to our significant customers;

•	the degree and rate of future market acceptance of our new products and services;

•	expectations regarding future mix of business and future asset recoveries;

•	our expectations regarding oil and gas exploration and production companies and contractor end-users purchasing our more expensive, more technologically advanced products and services;
•	the degree and rate of future market acceptance of our new products and services;

•	expectations regarding future mix of business and future asset recoveries;

•	anticipated timing and success of commercialization and capabilities of products and services under development and start- up costs associated with their development;

•	expected improved operational efficiencies from our full-wave digital products and services;

•	potential future acquisitions;

•	future levels of capital expenditures;

•	our ability to maintain our costs at consistent percentages of our revenues in the future;

•	the outcome of pending or threatened disputes and other contingencies;

•	future demand for seismic equipment and services;

•	future seismic industry fundamentals;

•	the adequacy of our future liquidity and capital resources;

•	future opportunities for new products and projected research and development expenses;

•	success in integrating our acquired businesses;

•	expectations regarding realization of deferred tax assets; and

•	anticipated results regarding accounting estimates we make.
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
     Information regarding factors that may cause actual results to vary from our expectations, called “risk factors,” appears in our Annual Report on Form 10-K for the year ended December 31, 2008 in Part II, Item 1A. “Risk Factors” and in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2009 and June 30, 2009 in Part II, Item 1A “Risk Factors” thereof. Other than as set forth below, there have been no material changes from the risk factors previously disclosed in that Form 10-K and those Form 10-Qs.
We have a substantial amount of outstanding indebtedness, and we will need to pay or refinance our existing indebtedness or incur additional indebtedness, which may adversely affect our operations.
     As of September 30, 2009, we had outstanding total indebtedness of approximately $271.2 million, including capital lease obligations. Total indebtedness on that date included $106.3 million in borrowings under five-year term indebtedness and $98.0 million in borrowings under our revolving credit facility, in each case incurred under our Amended Credit Facility. On October 27, 2009, we borrowed an additional $40.0 million in revolving credit indebtedness under the Amended Credit Facility.
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
There is no guarantee that we will enter into our proposed joint venture with BGP, and if we are successful entering into the joint venture with BGP, we may be subject to additional risks relating to our ability to perform our obligations under the joint venture, including funding future joint venture capital requirements and repaying our share of future indebtedness and other joint venture obligations.
     In October 2009, we announced that we had entered into the Term Sheet with BGP to form a joint venture company. Completion of the joint venture transactions contemplated by this Term Sheet is conditioned upon, among other things, approvals by Chinese and U.S. authorities and the lack of adverse regulatory actions that would materially prohibit, restrict or delay the completion of the joint venture transactions or the anticipated operations of the joint venture. There can be no assurances given that we will receive approvals from these Chinese and U.S. authorities, that no adverse regulatory actions will be taken or that we will be able to complete the joint venture transactions as contemplated by the Term Sheet. Our inability to complete the joint venture transactions as contemplated may impact adversely our ability to execute our business strategy and, consequently, the marketability and market price of our common stock. In addition, if we are not successful in completing the joint venture transactions as presently contemplated, we will likely have to modify our plans to refinance our senior secured indebtedness under our Amended Credit Facility, which may entail additional time and costs, and may prove unsuccessful. In addition, the limited waivers of our financial covenants contained in our Amended Credit Facility may be terminated in such event, and we may at that time be in violation of the financial covenants and other covenants contained in our Amended Credit Facility and the terms of other indebtedness that contain cross-default provisions.
     If the transactions contemplated by the Term Sheet are not completed, it could have a number of adverse consequences for our business, including the following:
•	we may lose the anticipated benefits of our proposed joint venture with BGP, which would include the potential savings from economies of scope and scale for our land seismic business and potential benefits from combined technological and new product development offerings;
•	we may lose our ability to successfully refinance and restructure our senior secured indebtedness on terms favorable to our company, which refinancing and restructuring are transactions contemplated by the Term Sheet;

•	our business and operations may be harmed to the extent that customers, suppliers and other believe that our ability to successfully compete will be less effective without the joint venture of there is customer or employee uncertainty surrounding the future direction of our company;

•	our results of operations, financial condition and cash flows are adversely affected due to marketplace reaction, reduced sales levels and weakened financial condition caused by any of the factors mentioned above; and

•	the exercise price under the Warrant and the conversion prices under the Convertible Notes could be adjusted and reduced below their current amounts to considerably lower-than-then-current-market-price levels.
     Entering into joint ventures and alliances entails risks, including difficulties in developing and expanding the business of a newly formed joint venture, funding capital calls for the joint venture, exercising influence over the management and activities of joint venture, quality control concerns regarding joint venture products and services and potential conflicts of interest with the joint venture and our joint venture partner. The completion of the joint venture is subject to, among other things, the completion of definitive documents governing the terms of the joint venture, and we cannot guarantee that, if completed, the joint venture operations will be successful. Any inability to meet our obligations as a joint venture partner under the joint venture could result in penalties and reduced percentage interest in the joint venture for our company. Also, we could be disadvantaged in the event of disputes an controversies with our joint venture partner, since our joint venture partner is a relatively significant customer of our products and services.
To comply with our indebtedness and other obligations, we will require a significant amount of cash and will be required to satisfy certain debt financial covenants. Our ability to generate cash and satisfy debt covenants depends on many factors beyond our control.
     Our ability to make payments on and to refinance our indebtedness and to fund our working capital needs and planned capital expenditures, will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control.
     We cannot assure you that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under the Amended Credit Facility or otherwise in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We will need to repay or refinance our indebtedness on or before the maturity thereof. We cannot assure you that we will be able to refinance any of such indebtedness on commercially reasonable terms, or at all.
     In addition, if for any reason we are unable to meet our debt service obligations, we would be in default under the terms of our agreements governing our outstanding debt. If such a default were to occur, the lenders under the Amended Credit Facility could elect to declare all amounts outstanding under the Amended Credit Facility immediately due and payable, and the lenders would not be obligated to continue to advance funds to us. In addition, if such a default were to occur, our other indebtedness would become immediately due and payable under their cross-default provisions.
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
     The ICON Loan Agreements contain a number of restrictive covenants that affect us, and our Amended and Restated Subordinated Note contains additional restrictions on our ability to incur additional debt. Any further debt financing we obtain is likely to have similarly restrictive covenants.
     The Amended Credit Facility also contains covenants that require us to meet certain financial ratios and minimum thresholds. For example, the Amended Credit Facility requires that we and our domestic subsidiaries meet certain minimum fixed charge coverage ratio requirements, not exceed certain maximum leverage ratio limitations for each fiscal quarter, and maintain certain minimum tangible net worth. The lenders party to our Amended Credit Facility agreed in the Sixth Amendment to the Credit Agreement dated October 23, 2009 to waive these financial covenants for the fiscal quarters ending September 30, 2009, December 31, 2009, March 31, 2010 and June 30, 2010. Without these waivers, we would not have been in compliance with certain of our financial covenants at September 30, 2009, However, these waivers would not be effective with respect to any violations by us of any other covenants contained in the Amended Credit Facility.
     If we were not able to satisfy all of these covenants, we would need to seek to amend, or seek one or more waivers of, the covenants under the Amended Credit Facility. If we cannot satisfy the covenants and are unable to obtain further waivers or amendments, the lenders could declare a default under the Amended Credit Facility. Any default under our Amended Credit Facility would allow the lenders under the facility the option to demand repayment of the indebtedness outstanding under the facility, and would allow certain other lenders to exercise their rights and remedies under cross-default provisions contained in their debt instruments. If these lenders were to exercise their rights to accelerate the indebtedness outstanding, there can be no assurance that we would be able to refinance or otherwise repay any amounts that may become accelerated under the agreements. The acceleration of a significant portion of our indebtedness would have a material adverse effect on our business, liquidity, and financial condition.
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
     Following the end of our third quarter of 2009, we discovered an error in revenue recognition of certain product revenues in connection with the delivery of a FireFly® land seismic data acquisition system and related hardware and components in China, which we had recorded in revenues for the second fiscal quarter of 2009. On November 4, 2009, we announced that we were restating our unaudited consolidated financial statements as of and for the three and six month periods ended June 30, 2009, as a result of this error in revenue recognition. We have concluded that, as of September 30, 2009, our internal control over financial reporting was not effective because this error in revenue recognition necessitating the restatement of our second quarter 2009 results of operations constituted a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. For a description of this material weakness in our internal control over financial reporting identified in November 2009, see our Form 10-Q/A, Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009.
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
If we, our option holders or others holding registration rights, sell additional shares of our common stock in the future, the market price of our common stock could decline.
     The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market in the future, or the perception that such sales could occur. These sales, or the possibility that these sales may occur, could make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
     As of October 30, 2009, we had 118,447,777 shares of common stock issued and outstanding. Substantially all of these shares are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. At September 30, 2009, we had outstanding stock options to purchase up to 7,330,563 shares of our common stock at a weighted average exercise price of $7.82 per share. We also had, as of that date, 14,798 shares of common stock reserved for issuance under outstanding restricted stock unit awards. Additionally, the holder of our Series D Preferred Stock currently has the right to convert the preferred shares it holds into 9,669,434 shares of our common stock. Under our agreement with the holder of our Series D Preferred Stock, the holder has the ability to sell the shares of our common stock (under effective registration statements) issuable to it upon conversion of the Series D Preferred Stock. Sales in the public market of shares of common stock issued upon conversion would apply downward pressure on then-prevailing market prices of our common stock. In addition, the very existence of the Series D Preferred Stock represents a future issuance, and perhaps a future sale, of our common stock to be acquired on conversion, which could also depress trading prices for our common stock.
     The 18,500,000 shares of common stock we issued in June 2009 to certain institutional investors may be resold into the public markets in transactions pursuant to a currently-effective registration statement that was declared effective by the SEC on June 16, 2009. Thus, these purchasing institutional investors currently have the right to dispose of their shares in the public markets.
     In October 2009, we issued and sold the Convertible Notes and the Warrant that will be initially convertible into, or exercisable for, in the aggregate, up to 14,285,714 shares. This number of shares is subject to adjustment under the terms of these instruments. Any conversion of the Convertible Notes or exercise of the Warrant will be conditioned upon certain governmental approvals from the Chinese government. At the closing of the transactions contemplated under the Term Sheet, it is expected that BGP (along with any permitted assignees and designees) will own 23,789,536 shares of common stock, whether through exercise of the Warrant, conversions of the Convertible Notes or by direct purchase of shares of common stock from us. Under a registration rights agreement that we entered into with BGP on October 23, 2009, we agreed to register certain resales of shares of commons stock acquired by BGP or its assignees or designees under the Convertible Notes or the Warrant. Any sales in the public market of shares of common stock issued upon conversion or exercise would exert downward pressure on the then-prevailing market prices of our common stock. In addition, the very existence of the Convertible Notes and the Warranty represents a future issuance, and perhaps a future sale, of our commons stock to be acquired on conversion or exercise, which could also depress trading prices for our common stock.
     Shares of our common stock are also subject to certain demand and piggyback registration rights held by Laitram, L.L.C. We also may enter into additional registration rights agreements in the future in connection with any subsequent acquisitions or securities transactions we may undertake. Any sales of our common stock under these registration rights arrangements with Laitram or other stockholders could be negatively perceived in the trading markets and negatively affect the price of our common stock. Sales of a substantial number of our shares of common stock in the public market under these arrangements, or the expectation of such sales, could cause the market price of our common stock to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     (a) On October 23, 2009, we issued a Warrant to BGP to purchase shares of our common stock and on October 23, 2009, we issued two Convertible Notes to Bank of China, New York Branch that are convertible into shares of our common stock, and on October 27, 2009, we issued a Warrant to BGP to purchase shares of our common stock. These issuances were made in privately-negotiated transactions exempt from the registration requirements under the Securities Act of 1933, as amended.
     (b) Not applicable.
     (c) During the three months ended September 30, 2009, in connection with the vesting of (or lapse of restrictions on) shares of our restricted stock held by certain employees, we acquired shares of our common stock in satisfaction of tax withholding obligations that were incurred on the vesting date. The date of cancellation, number of shares and average effective acquisition price per share, were as follows:

				(d) Maximum Number
				(or Approximate
			(c) Total Number of	Dollar Value) of
			Shares Purchased	Shares That
	(a)	(b)	as Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Acquired	Paid Per Share	Program	Program
July 1, 2009 to July 31, 2009	177	$2.05	Not applicable	Not applicable
August 1, 2009 to August 31, 2009	—	$—	Not applicable	Not applicable
September 1, 2009 to September 30, 2009	27,868	$3.16	Not applicable	Not applicable

Total	28,045	$3.15

Item 6. Exhibits
31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32.2	Certification of Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. §1350.

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