Form 10-Q
period 2010-03-31
ION GEOPHYSICAL CORP
filed 2010-05-06
CIK 866609

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No: ☑
At April 30, 2010, there were 152,279,674 shares of common stock, par value $0.01 per share, outstanding.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS FOR FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2010	2009
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$46,344	$16,217
Restricted cash	1,185	1,469
Accounts receivable, net	61,112	111,046
Current portion notes receivable	—	13,367
Unbilled receivables	28,708	21,655
Inventories, net	53,545	202,601
Deferred income tax asset	6,827	6,001
Prepaid expenses and other current assets	6,598	23,145

Total current assets	204,319	395,501
Deferred income tax asset	15,652	26,422
Property, plant and equipment, net	18,245	78,555
Multi-client data library, net	123,538	130,705
Equity method investment	119,000	—
Goodwill	50,705	52,052
Intangible assets, net	24,650	61,766
Other assets	6,962	3,185

Total assets	$563,071	$748,186

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$7,950	$271,132
Accounts payable	18,282	40,189
Accrued expenses	45,390	65,893
Accrued multi-client data library royalties	17,628	18,714
Fair value of the warrant	—	44,789
Deferred revenue and other current liabilities	14,417	13,802

Total current liabilities	103,667	454,519
Long-term debt, net of current maturities	106,502	6,249
Non-current deferred income tax liability	5,456	1,262
Other long-term liabilities	8,960	3,688

Total liabilities	224,585	465,718

Stockholders’ equity:
Cumulative convertible preferred stock	68,786	68,786
Common stock, $0.01 par value; authorized 200,000,000 shares; outstanding 142,616,881 and 118,688,702 shares at March 31, 2010 and December 31, 2009, respectively, net of treasury stock	1,426	1,187
Additional paid-in capital	774,804	666,928
Accumulated deficit	(482,438)	(411,548)
Accumulated other comprehensive loss	(17,527)	(36,320)
Treasury stock, at cost, 849,539 shares at both March 31, 2010 and December 31, 2009	(6,565)	(6,565)

Total stockholders’ equity	338,486	282,468

Total liabilities and stockholders’ equity	$563,071	$748,186

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2010	2009
	(In thousands, except per share data)
Product revenues	$40,242	$59,476
Service revenues	48,477	47,414

Total net revenues	88,719	106,890

Cost of products	30,491	40,031
Cost of services	35,862	33,163

Gross profit	22,366	33,696

Operating expenses:
Research, development and engineering	8,999	11,465
Marketing and sales	7,906	9,763
General and administrative	16,438	19,000
Impairment of intangible assets	—	38,044

Total operating expenses	33,343	78,272

Loss from operations	(10,977)	(44,576)
Interest expense, net, including $18.8 million of a debt discount and write-off of debt issuance costs in 2010	(25,643)	(6,933)
Loss on disposition of land division	(38,115)	—
Fair value adjustment of the warrant	12,788	—
Other income (expense)	3,217	(22)

Loss before income taxes	(58,730)	(51,531)
Income tax expense (benefit)	12,160	(13,963)

Net loss	(70,890)	(37,568)
Preferred stock dividends	875	875

Net loss applicable to common shares	$(71,765)	$(38,443)

Net loss per share:
Basic and diluted	$(0.60)	$(0.39)

Weighted average number of common shares outstanding:
Basic and diluted	120,312	99,743
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net loss	$(70,890)	$(37,568)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization (other than multi-client library)	11,238	10,643
Amortization of multi-client library	12,382	13,899
Stock-based compensation expense related to stock options, nonvested stock and employee stock purchases	1,660	2,035
Bad debt expense	131	2,377
Amortization of debt discount	8,656	—
Write-off of unamortized debt issuance costs	10,121	—
Fair value adjustment of the warrant	(12,788)	—
Deferred income taxes	8,179	(15,380)
Loss on disposition of land division	38,115	—
Impairment of intangible assets	—	38,044
Change in operating assets and liabilities:
Accounts and notes receivable	35,294	46,645
Unbilled receivables	(7,053)	(6,956)
Inventories	(52)	(18,337)
Accounts payable, accrued expenses and accrued royalties	(12,536)	(52,551)
Deferred revenue	3,913	1,158
Other assets and liabilities	269	7,152

Net cash provided by (used in) operating activities	26,639	(8,839)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,268)	(1,580)
Investment in multi-client data library	(5,215)	(18,296)
Cash, net of fees, from disposition of land division	102,848	—
Cash balances of the disposed land division contributed to INOVA Geophysical	(3,058)	—
Other investing activities	(3,168)	143

Net cash provided by (used in) investing activities	90,139	(19,733)

Cash flows from financing activities:
Net proceeds from issuance of debt	105,695	—
Net proceeds from issuance of common stock	38,039	—
Borrowings under revolving line of credit	85,000	32,000
Repayments under revolving line of credit	(174,429)	—
Payments on notes payable and long-term debt	(139,211)	(14,873)
Payment of preferred dividends	(875)	(875)
Other financing activities	(28)	257

Net cash (used in) provided by financing activities	(85,809)	16,509

Effect of change in foreign currency exchange rates on cash and cash equivalents	(842)	(437)

Net increase in cash and cash equivalents	30,127	(12,500)
Cash and cash equivalents at beginning of period	16,217	35,172

Cash and cash equivalents at end of period	$46,344	$22,672

Non-cash items from investing and financing activities:
Expiration of BGP Warrant	$32,001	$—
Conversion of BGP Domestic Convertible Note to equity	$28,571	$—
Equity method investment in INOVA Geophysical	$119,000	$—
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation
     The condensed consolidated balance sheet of ION Geophysical Corporation and its subsidiaries (collectively referred to in this Part I - Item 1 as the “Company” or “ION,” unless the context otherwise requires) at December 31, 2009 has been derived from the Company’s audited consolidated financial statements at that date. The condensed consolidated balance sheet at March 31, 2010, the condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009, and the condensed consolidated statements of cash flows for the three months ended March 31, 2010 and 2009 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals, except as otherwise disclosed) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the operating results for a full year or of future operations.
     These condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States have been omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
     On March 25, 2010, the Company completed the disposition of most of its land seismic equipment businesses in connection with its formation of a land equipment joint venture with BGP, Inc., China National Petroleum Corporation (“BGP”). BGP is a subsidiary of China National Petroleum Corporation (“CNPC”) and is a leading global geophysical services contracting company. The resulting joint venture company, organized under the laws of the People’s Republic of China, is named INOVA Geophysical Equipment Limited (“INOVA Geophysical”). The results of operations and financial condition of the Company as of and for the three months ended March 31, 2010 have been materially affected by this disposition, which affects the comparability of certain of the financial information contained in this Quarterly Report on Form 10-Q. The Company will account for its 49% interest in INOVA Geophysical as an equity method investment. Because the financial statements of INOVA Geophysical are not expected to be sufficiently timely for the Company to apply the equity method currently, the Company will record its share of earnings of INOVA Geophysical on a one fiscal quarter lag basis. Thus, the Company’s share of INOVA Geophysical’s first full quarterly results will be included in the Company’s financial results for the three and nine month periods ending September 30, 2010. This formation of the joint venture and related transactions are described in more detail in Note 2 “— Joint Venture with BGP and Related Financing Transactions.”
(2) Joint Venture with BGP and Related Financing Transactions
     On March 25, 2010, the Company completed the transactions contemplated under two definitive agreements relating to its proposed joint venture and related transactions with BGP:
•	A Stock Purchase Agreement with BGP dated as of March 19, 2010 (the “Stock Purchase Agreement”), under which ION agreed to sell 23,789,536 shares of ION’s common stock to BGP; and

•	A Share Purchase Agreement with BGP dated as of March 24, 2010 (the “Share Purchase Agreement”), under which ION agreed to sell to BGP a 51% equity interest in INOVA Geophysical, thereby forming the joint venture with BGP.
     The transactions under the Stock Purchase Agreement and the Share Purchase Agreement had been contemplated under the terms of that certain binding Term Sheet (the “Term Sheet”) dated as of October 23, 2009 between ION and BGP. The Term Sheet and related agreements and instruments were described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The Term Sheet was superseded by the execution and delivery of the Stock Purchase Agreement and the Share Purchase Agreement.
     Proceeds from the Sales of ION Common Stock and Equity Interests in INOVA Geophysical. As provided in the Stock Purchase Agreement, on March 25, 2010, ION issued to BGP 23,789,536 shares of ION’s common stock in a privately-negotiated transaction at an effective purchase price of $2.80 per share. The $2.80 price per share had been agreed to by the parties in the October Term Sheet.

     The 23,789,536 shares of ION common stock issued by ION to BGP consisted of (i) 10,204,082 shares acquired upon BGP’s conversion of the approximately $28.6 million principal balance of indebtedness outstanding under a Convertible Promissory Note dated as of October 23, 2009 (the “Domestic Convertible Note”) issued by the Company to Bank of China, New York Branch (“Bank of China”) and (ii) 13,585,454 shares BGP purchased for $2.80 cash per share under the Stock Purchase Agreement, resulting in total gross cash proceeds to ION from this sale of approximately $38.0 million. The conversion price per ION share under the Domestic Convertible Note was $2.80 per share.
     The Domestic Convertible Note, along with a Convertible Promissory Note issued by the Company’s subsidiary, ION International S.à r.l., to Bank of China on October 23, 2009 (the “Foreign Convertible Note” and together with the Domestic Convertible Note, the “Convertible Notes”) had been held by Bank of China in connection with certain bridge loan financing provided to ION by Bank of China in October 2009. On March 19, 2010, Bank of China assigned the Convertible Notes to BGP. On March 24, 2010, BGP delivered a notice to ION of its election to convert the entire outstanding principal amount under the Domestic Convertible Note into 10,204,082 shares of ION’s common stock at the $2.80 per share conversion price, simultaneously with and conditioned upon the closing of the transactions under the Stock Purchase Agreement. BGP did not convert any of the outstanding amount under the Foreign Convertible Note. The total outstanding indebtedness owed by the Company under the Foreign Convertible Note and all unpaid interest and fees on the Domestic Convertible Note were repaid by the Company, along with the other revolving credit loans under the Company’s existing bank credit facility, using amounts borrowed under the Company’s new Credit Facility and the $38.0 million proceeds from the sale of 13,585,454 shares of ION common stock to BGP.
     In October 2009, ION issued to BGP a warrant (the “Warrant”). BGP elected not to exercise the Warrant and, on March 25, 2010, BGP terminated the Warrant and surrendered it to ION. After giving effect to the issuance of the 23,789,536 shares of common stock of ION, BGP beneficially owned as of March 25, 2010, approximately 16.62% of the outstanding shares of ION common stock.
     As part of the re-financing of the Company’s debt, the Company, contemporaneously with the formation of INOVA Geophysical, entered into a new credit facility, which provided the Company with approximately $106.3 million under a new five-year term loan and approximately $100.0 million under a new revolving line of credit (the “Credit Facility”). In connection with the approximately $38.0 million in cash received from BGP for BGP’s purchase of 13,585,454 shares of ION common stock under the Stock Purchase Agreement, the Company borrowed approximately $191.3 million in new borrowings under ION’s new Credit Facility, consisting of approximately $106.3 million under a new five-year term loan and approximately $85.0 million under a new revolving line of credit. These funds, along with certain cash on hand, were applied to repay a total of approximately $226.0 million in indebtedness, including (i) approximately $89.4 million in outstanding revolving indebtedness under ION’s prior bank senior credit facility, (ii) approximately $101.6 million in outstanding indebtedness under a five-year term loan under ION’s prior bank senior credit facility and (iii) approximately $35.0 million of outstanding indebtedness under an amended and restated subordinated promissory note dated December 30, 2008 that was payable to one of the selling shareholders in connection with ION’s acquisition of ARAM Systems Ltd. in 2008.
     ION then applied a portion of the $108.5 million in cash proceeds ($102.8 million, net of transaction and professional fees) it received for BGP’s purchase of the 51% equity interest in INOVA Geophysical (see “— Formation of the Joint Venture” below) to repay the $85.0 million of revolving loans that ION had borrowed to pay off the revolving indebtedness under ION’s prior bank senior credit facility.
     In connection with the Stock Purchase Agreement transactions, the Company entered into an Investor Rights Agreement with BGP that provides that, among other items:
•	for so long as BGP owns as least 10% of the Company’s outstanding shares of common stock, BGP will have the right to nominate one director to serve on the Board of Directors; Mr. Guo Yueliang, a Vice President of CNPC, was appointed as an additional director to the Company’s Board of Directors on April 1, 2010;

•	subject to customary exceptions, BGP will have certain pre-emptive rights to subscribe for a number of shares of the Company’s common stock or other securities that the Company is then offering as may be necessary to retain BGP’s proportionate ownership of common stock that exists before that issuance; and

•	BGP will have certain demand and piggyback registration rights with respect to resales of its shares.

     On April 20, 2010, the Company filed a shelf registration statement on Form S-3 with the SEC to register resales of the 23,789,536 shares of the Company’s common stock now owned by BGP. This registration statement has not yet been declared or ordered effective by the SEC, and no offers or sales may be made under the preliminary prospectus contained in the registration statement unless and until it is declared effective by the SEC.
     Formation of the Joint Venture. On March 25, 2010, ION and BGP formed the INOVA Geophysical joint venture as contemplated under the Share Purchase Agreement. The business of INOVA Geophysical is to design, develop, manufacture and sell land-based seismic data acquisition equipment for the petroleum industry worldwide. The joint venture was formed to combine ION’s land seismic equipment business and technology with BGP’s expertise and experience in land seismic operations and thereby create a new enterprise that would have the resources, technology and experience required to provide advanced products and services on a global basis.
     The assets of each party contributed to the joint venture include land seismic recording systems, inventory, certain intellectual property rights and contract rights necessary to or principally used in the conduct or operation of the land equipment businesses as conducted or operated by BGP or ION prior to closing. Under the Share Purchase Agreement, the Company sold BGP a 51% equity interest in INOVA Geophysical for total consideration of $108.5 million cash ($102.8 million net of fees) and BGP’s transfer to the Company of a 49% equity interest in a Chinese subsidiary that held land seismic equipment assets and related liabilities. The Company and BGP will contribute their respective interests in the Chinese subsidiary to INOVA Geophysical when certain non-US necessary governmental approvals are obtained.
     INOVA Geophysical also assumed certain liabilities related to the transferred businesses. Among these liabilities was approximately $18.4 million (as of March 25, 2010) in indebtedness under the rental land equipment secured financing that ION and its rental equipment subsidiaries had entered into in June 2009 with a subsidiary of ICON Capital Inc. ION remains liable on its guarantee of this indebtedness, but ION has received a back-up guaranty from two subsidiaries of INOVA Geophysical with respect to any defaults on this transferred indebtedness for which ION is called upon to remedy. INOVA Geophysical has agreed to issue a replacement back-up guaranty upon receipt of applicable government approvals. INOVA Geophysical has also assumed approximately $2.3 million in capital lease liabilities related to certain equipment contributed to the joint venture.
     Excluded from the assets and liabilities transferred to INOVA Geophysical and the scope of the INOVA Geophysical joint venture business were (i) the analog sensor businesses of ION and BGP and (ii) the businesses of certain companies in which BGP or ION are currently a minority owner. All of ION’s other businesses — including its Marine Imaging Systems, Data Management Solutions and ION Solutions (which includes GXT’s Imaging Solutions, Integrated Seismic Solutions (ISS) and BasinSPAN™ and seismic data libraries) —remain owned and operated by ION and do not comprise a part of the joint venture.
     In connection with the closing of the transactions under the Share Purchase Agreement, ION, BGP and INOVA Geophysical entered into ancillary agreements concerning the provision of employees and support services by ION and BGP to INOVA Geophysical, and transfers and licenses of land equipment intellectual property rights to INOVA Geophysical by ION and BGP, along with the license-back to ION and BGP of certain intellectual property rights for future technology developed by INOVA Geophysical.
     Accounting Impact to the Company of formation of the joint venture and related financing transactions. At the closing of the joint venture, the Company recorded a loss on disposition of its land division of approximately $38.1 million. The following components comprise this loss on disposition:
•	The Company received cash proceeds from BGP of $108.5 million, excluding transaction and professional fees.

•	The Company received a 49% interest in INOVA Geophysical, which was recorded at a fair value of $119.0 million.

•	The Company deconsolidated $224.8 million of net assets associated with its land division.

•	The Company recognized $21.2 million of accumulated foreign currency translation losses, primarily related to its Canada land operations.

•	The Company recognized $7.0 million of expense resulting from the sale of ION stock to BGP at a discount to market under BGP’s equity purchase commitment as an inducement for BGP to enter into the transaction.

•	The Company recognized $5.0 million of expense related to it permanently ceasing the use of certain leased facilities previously occupied by its land division. See further discussion below.

•	The Company recognized $7.6 million of transaction and professional fees and other expenses associated with the closing of the joint venture.
     In addition to the loss on disposition, the following represents the impact of the other related financing transactions:
•	The Company recorded a non-cash fair value adjustment of $12.8 million, reflecting the decrease in the fair value of the Warrant from January 1, 2010 through March 25, 2010, the date of the closing of the joint venture. At that date, the remaining $32.0 million liability representing the Warrant’s fair value was reclassified to additional paid-in-capital.

•	The Company recognized in interest expense the remaining non-cash debt discount of $8.7 million, which was associated with the issuance of the October 2009 Convertible Notes.

•	As part of the repayment of the previous revolving line of credit and term loan, the Company wrote-off to interest expense, $10.1 million of unamortized debt issuance costs.
     Due to the formation of INOVA Geophysical and other restructuring activities the Company had undertaken, the Company consolidated certain of its Stafford-based operations, which resulted in the Company permanently ceasing to use certain leased facilities as of March 31, 2010. The Company determined that the fair value of its remaining costs to be incurred under its lease of these facilities was approximately $8.2 million. After considering all deferred items on the Company’s balance sheet associated with this lease, the Company recorded a charge to its loss on disposition of land division of $5.0 million during the three months ended March 31, 2010.
     As part of the formation of INOVA Geophysical, the Company estimated the fair value of its 49% interest in INOVA Geophysical. The fair value was determined on a discounted cash flow basis based upon operating forecasts, which include assumptions about future market and economic conditions. The valuation utilized Level 3 inputs, and the main drivers in the calculation were INOVA Geophysical’s operational five-year forecast, which includes revenues, operating expenses and capital expenditures. The Company corroborated its discounted cash flow analysis with a fair value analysis of the cash and other assets contributed by BGP for its 51% interest in INOVA Geophysical. As of March 31, 2010, the Company recognized an asset of $119.0 million, which represents the fair value of 49% of INOVA Geophysical.

(3) Segment and Product Information
     The Land Imaging Systems segment includes the disposed land division operations through March 25, 2010, the date of the closing of the joint venture. The Company evaluates and reviews its results based on four segments: three of these segments — Land Imaging Systems, Marine Imaging Systems and Data Management Solutions — make up the ION Systems Division, and the fourth segment is the ION Solutions Division. The Company measures segment operating results based on income from operations.
     A summary of segment information for the three months ended March 31, 2010 and 2009 is as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Net revenues:
Land Imaging Systems	$18,926	$34,182
Marine Imaging Systems	13,699	18,453
Data Management Solutions	7,973	7,246

Total ION Systems Division	40,598	59,881
ION Solutions Division	48,121	47,009

Total	$88,719	$106,890

Income (loss) from operations:
Land Imaging Systems	$(10,609)	$(4,747)
Marine Imaging Systems	1,892	2,761
Data Management Solutions	4,806	4,430

Total ION Systems Division	(3,911)	2,444
ION Solutions Division	5,565	5,206
Corporate	(12,631)	(14,182)
Impairment of intangible assets	—	(38,044)

Total	$(10,977)	$(44,576)

	March 31,	December 31,
	2010	2009
Total assets:
Land Imaging Systems	$16,625	$316,895
Marine Imaging Systems	94,044	107,883
Data Management Solutions	39,806	40,133

Total ION Systems Division	150,475	464,911
ION Solutions Division	215,161	221,596
Corporate and other	197,435	61,679

Total	$563,071	$748,186

     Corporate and other assets include all assets specifically related to corporate personnel and operations, a majority of cash and cash equivalents and the investment in INOVA Geophysical.
(4) Inventories
     A summary of inventories is as follows (in thousands):

	March 31,	December 31,
	2010	2009
Raw materials and subassemblies	$41,819	$111,022
Work-in-process	5,601	10,129
Finished goods	18,872	112,068
Reserve for excess and obsolete inventories	(12,747)	(30,618)

Inventories, net	$53,545	$202,601

     The decrease in net inventories from December 31, 2009 to March 31, 2010 was principally due to the formation of the INOVA Geophysical joint venture and the subsequent contribution of the land division’s inventories of approximately $148.0 million.

(5) Net Loss per Common Share
     Basic and diluted net loss per common share is computed by dividing net loss applicable to common shares by the weighted average number of common shares outstanding during the period. The total number of shares available for issuance under outstanding stock options at March 31, 2010 and 2009 was 7,781,566 and 7,582,225, respectively, and the total number of shares of restricted stock and shares reserved for restricted stock units outstanding at March 31, 2010 and 2009 was 619,538 and 793,486, respectively. Due to the net loss applicable to common shares for the three months ended March 31, 2010 and 2009, all outstanding share-based arrangements were anti-dilutive.
     On April 8, 2010, Fletcher International, Ltd. (“Fletcher”), the holder of all of ION’s outstanding Series D Preferred Stock, converted 8,000 of its shares of Series D-1 Cumulative Convertible Preferred Stock, and all of the outstanding 35,000 shares of Series D-3 Cumulative Convertible Preferred Stock, into a total of 9,659,231 shares of common stock of the Company. Fletcher continues to own 22,000 shares of Series D-1 Cumulative Convertible Preferred Stock and 5,000 shares of Series D-2 Cumulative Convertible Preferred Stock. See further discussion of the Series D Preferred Stock at Note 7 “— Cumulative Convertible Preferred Stock” and Note 10 “— Commitments and Contingencies.” For the three months ended March 31, 2010 and 2009, all of the outstanding shares of Series D Preferred Stock were anti-dilutive.
(6) Notes Payable, Long-term Debt and Lease Obligations

	March 31,	December 31,
Obligations (in thousands)	2010	2009
Revolving line of credit	$—	$118,000
Term loan facility	106,250	101,563
Secured equipment financing	—	19,080
Amended and restated subordinated seller note	—	35,000
Facility lease obligation	4,053	4,174
Equipment capital leases and other notes payable	4,149	8,220
Unamortized non-cash debt discount	—	(8,656)

Total	114,452	277,381
Current portion of notes payable, long-term debt and lease obligations	(7,950)	(271,132)

Non-current portion of notes payable, long-term debt and lease obligations	$106,502	$6,249

     Revolving Line of Credit and Term Loan Facility. On March 25, 2010, ION, its Luxembourg subsidiary, ION International S. à r.l. (“ION Sàrl”), and certain of its other U.S. and foreign subsidiaries entered into a new credit facility (the “Credit Facility”). The terms of the Credit Facility are set forth in a credit agreement dated as of March 25, 2010 (the “Credit Agreement”), by and among ION, ION Sàrl and China Merchants Bank Co., Ltd., New York Branch (“CMB”), as administrative agent and lender. The obligations of ION under the Credit Facility are guaranteed by certain of ION’s material U.S. subsidiaries and the obligations of ION Sàrl under the Credit Facility are guaranteed by certain of ION’s material U.S. and foreign subsidiaries, in each case that are parties to the credit agreement.
     The Credit Facility replaces ION’s previous syndicated credit facility under an amended and restated credit agreement dated as of July 3, 2008, as subsequently amended numerous times (the “Prior Facility”). Additionally, as part of the repayment of the indebtedness described in Note 2“— Joint Venture with BGP and Related Financing Transactions,” the Company wrote off approximately $10.1 million of unamortized debt issuance costs related to the Prior Facility to interest expense in the first quarter of 2010. Any new costs relating directly to the new indebtedness will be amortized over the life of the respective debt instrument. The terms and conditions of the Credit Facility are similar in many respects to the terms and conditions under the Prior Facility. The Credit Facility provides ION with a revolving line of credit of up to $100.0 million in borrowings (including borrowings for letters of credit), and refinanced ION’s outstanding term loan under the Prior Facility with a new term loan in the original principal amount of $106.3 million. The Credit Facility, like the Prior Facility, permits direct borrowings by ION Sàrl for use by ION’s foreign subsidiaries.

     Under the Credit Facility, up to $75.0 million is available for revolving line of credit borrowings by ION, and up to $60.0 million (or its equivalent in foreign currencies) is available for revolving line of credit borrowings by ION Sàrl, but the total amounts borrowed may not exceed $100.0 million. Borrowings under the Credit Facility are not subject to a borrowing base.
     Revolving credit borrowings under the Credit Facility may be utilized to fund the working capital needs of ION and its subsidiaries, and to finance acquisitions and investments and for general corporate purposes. In addition, the Credit Facility includes a $35.0 million sub-limit for the issuance of documentary and stand-by letters of credit.
     The revolving credit indebtedness and term loan indebtedness under the Credit Facility are each scheduled to mature on March 24, 2015. The $106.3 million original principal amount under the term loan is subject to scheduled quarterly amortization payments, commencing on June 30, 2010, of $1.0 million per quarter until the maturity date, with the remaining unpaid principal amount of the term loan due upon the maturity date. The indebtedness under the Credit Facility may sooner mature on a date that is 18 months after the earlier of (i) any dissolution of INOVA Geophysical, or (ii) the administrative agent determining in good faith that INOVA Geophysical or BGP, as the case may be, is unable to perform its obligations under its guaranty.
     The interest rate per annum on borrowings under the Credit Facility will be, at ION’s option:
•	An alternate base rate equal to the sum of (i) the greatest of (a) the prime rate of CMB, (b) a federal funds effective rate plus 0.50%, or (c) an adjusted LIBOR-based rate plus 1.0%, and (ii) an applicable interest margin of 2.5%; or

•	For eurodollar borrowings and borrowings in Euros, Pounds Sterling or Canadian Dollars, the sum of (i) an adjusted LIBOR-based rate, and (ii) an applicable interest margin of 3.5%.
     As of March 31, 2010, the $106.3 million in outstanding term loan indebtedness under the Credit Facility accrued interest at an applicable LIBOR-based interest rate plus an applicable margin of 3.8% per annum.
     The parties had originally contemplated that INOVA Geophysical would be an additional guarantor or provider of credit support under the Credit Agreement. However, due to the time required to obtain necessary Chinese governmental approvals for such credit support from INOVA Geophysical, the Credit Agreement instead provides that BGP will enter into a guaranty agreement to guarantee the indebtedness under the Credit Facility, which the INOVA Geophysical guaranty will replace when the applicable governmental approvals are obtained. ION has entered into a credit support agreement with BGP whereby ION has agreed to use its best efforts to cooperate with BGP to obtain the INOVA Geophysical credit support and release of the BGP guaranty, and to indemnify BGP for losses sustained by BGP that arise out of or are a result of the enforcement of BGP’s guaranty.
     The obligations of ION and the guarantee obligations of the U.S. guarantors are secured by a first-priority security interest in 100% of the stock of all U.S. guarantors and 65% of the stock of certain first-tier foreign subsidiaries and by substantially all other assets of ION and the U.S. guarantors. The obligations of ION Sàrl and the foreign guarantors are secured by a first-priority security interest in 100% of the stock of the foreign guarantors and the U.S. guarantors and substantially all other assets of the foreign guarantors, the U.S. guarantors and ION.
     The agreements governing the Credit Facility contain covenants that restrict the borrowers, the guarantors and their subsidiaries, subject to certain exceptions, from:
•	Incurring additional indebtedness (including capital lease obligations), granting or incurring additional liens on ION’s properties, pledging shares of ION’s subsidiaries, entering into certain merger or other change-in-control transactions, entering into transactions with ION’s affiliates, making certain sales or other dispositions of assets, making certain investments, acquiring other businesses and entering into sale-leaseback transactions with respect to ION’s properties;

•	Paying cash dividends on ION’s common stock; and

•	Repurchasing and acquiring ION capital stock, unless there is no event of default under the Credit Agreement and the amount of such repurchases does not exceed an amount equal to (i) 25% of ION’s consolidated net income for the prior fiscal year, less (ii) the amount of any cash dividends paid on ION’s common stock.

     The Credit Facility requires compliance with certain financial covenants, including requirements commencing on June 30, 2011 and for each fiscal quarter thereafter for ION and its U.S. subsidiaries to:
•	Maintain a minimum fixed charge coverage ratio in an amount equal to at least 1.125 to 1;

•	Not exceed a maximum leverage ratio of 3.25 to 1; and

•	Maintain a minimum tangible net worth of at least 60% of ION’s tangible net worth as of March 31, 2010, as defined.
     The fixed charge coverage ratio is defined as the ratio of (i) ION’s consolidated EBITDA less cash income tax expense, non-financed capital expenditures and capitalized research and development costs, to (ii) the sum of scheduled payments of lease payments and payments of principal indebtedness, interest expense actually paid and cash dividends, in each case for the four consecutive fiscal quarters most recently ended. The leverage ratio is defined as the ratio of (x) total funded consolidated debt, capital lease obligations and issued letters of credit (net of cash collateral) to (y) consolidated EBITDA of ION for the four consecutive fiscal quarters most recently ended.
     The Credit Agreement for the Credit Facility contains customary event of default provisions similar to those contained in the credit agreement for the Prior Facility (including a “change of control” event affecting ION), the occurrence of which could lead to an acceleration of ION’s obligations under the Credit Facility. The Credit Agreement also provides that certain acts of bankruptcy, insolvency or liquidation of INOVA Geophysical or BGP would constitute additional events of default under the Credit Facility.
     Convertible Notes and Warrant. On October 27, 2009, the Company borrowed an aggregate of $40.0 million in the form of revolving credit bridge financing arranged by BGP from Bank of China, New York Branch and evidenced by the Convertible Notes. The Convertible Notes provided that at the stated initial conversion price of $2.80 per share, the full $40.0 million principal amount under the Convertible Notes would be convertible into 14,285,714 shares of Common Stock. The Convertible Notes had provided that the conversion price and the number of shares into which the notes may be converted were subject to adjustment on terms and conditions similar to those contained in the Warrant. Upon the formation of the joint venture, BGP converted $28.6 million principal balance of indebtedness outstanding under the Domestic Convertible Notes into 10,204,082 shares of ION common stock. The indebtedness under the Foreign Convertible Note was repaid in cash.
     Secured Equipment Financing. As part of the INOVA Geophysical joint venture transaction, the obligations (approximately $18.4 million as of March 25, 2010) under the secured equipment financing with ICON were transferred to, and assumed by, INOVA Geophysical, although the Company remained secondarily liable on the loans under its guaranty of repayment of the ICON indebtedness (the “Guaranty”). The Company believes it is remote that it will be called upon to satisfy the requirements of the Guaranty. INOVA Geophysical provided the Company with backstop guaranties for the Company’s secondary liability under its Guaranty.
     Amended and Restated Subordinated Seller Note. In March 2010, the Company repaid in full the $35.0 million original principal amount under this unsecured senior promissory note. Prior to its repayment, this unsecured senior promissory note accrued interest at a rate of 15% per annum.
     The fair value of the Company’s outstanding notes payable and long-term debt was determined to be $111.1 million at March 31, 2010. The difference in the carrying value and fair value of the Company’s outstanding notes payable and long-term debt relates to the term loan under the Credit Facility. As further described above, BGP is an additional guarantor under the Credit Agreement. The fair value of the term loan of $102.9 million was calculated using an estimated interest rate for non-guaranteed debt. The fair market value of our outstanding notes payable and long-term debt was determined to be $286.0 million at December 31, 2009.
(7) Cumulative Convertible Preferred Stock
     During 2005, the Company entered into an Agreement with Fletcher (this Agreement, as amended to the date hereof, is referred to as the “Fletcher Agreement”) and issued to Fletcher 30,000 shares of Series D-1 Cumulative Convertible Preferred Stock (“Series D-1

Preferred Stock”) in a privately-negotiated transaction, receiving $29.8 million in net proceeds. The Fletcher Agreement also provided to Fletcher an option to purchase up to an additional 40,000 shares of additional series of preferred stock from time to time, with each series having a conversion price that would be equal to 122% of an average daily volume-weighted market price of the Company’s common stock over a trailing period of days at the time of issuance of that series. In 2007 and 2008, Fletcher exercised this option and purchased 5,000 shares of Series D-2 Cumulative Convertible Preferred Stock (“Series D-2 Preferred Stock”) for $5.0 million (in December 2007) and 35,000 shares of Series D-3 Cumulative Convertible Preferred Stock (“Series D-3 Preferred Stock”) for $35.0 million (in February 2008). The shares of Series D-1 Preferred Stock, Series D-2 Preferred Stock and Series D-3 Preferred Stock are sometimes referred to herein as the “Series D Preferred Stock.” Fletcher remains the sole holder of all of the Company’s outstanding shares of Series D Preferred Stock.
     Dividends on the shares of Series D Preferred Stock must be paid in cash on a quarterly basis. Dividends are payable at a rate equal to the greater of (i) 5% per annum or (ii) the three month LIBOR rate on the last day of the immediately preceding calendar quarter plus 2 1/2% per annum. The Series D Preferred Stock dividend rate was 5.0% at March 31, 2010.
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
     On September 15, 2009, Fletcher delivered a second notice to the Company that purported to increase the Maximum Number of shares of common stock issuable upon conversion of the Series D Preferred Stock from 9,669,434 shares to 11,669,434 shares. The Company’s interpretation of the Fletcher Agreement was that Fletcher had the right to issue only one notice to increase the Maximum Number, which Fletcher had exercised when it delivered its notice to the Company in November 2008. As a result, on November 6, 2009, the Company filed an action in the Court of Chancery of the State of Delaware, styled ION Geophysical Corporation v. Fletcher International, Ltd., seeking a declaration that, under the Fletcher Agreement, Fletcher is permitted to deliver only one notice to increase the Maximum Number and that its purported second notice is legally invalid. See further discussion of this action and other legal actions between Fletcher and the Company at Note 10 “— Commitments and Contingencies.”
     On April 8, 2010, Fletcher converted 8,000 of its shares of our outstanding Series D-1 Cumulative Convertible Preferred Stock and all of the outstanding 35,000 shares of our Series D-3 Cumulative Convertible Preferred Stock into a total of 9,659,231 shares of the Company’s common stock. The conversion price for these shares was $4.4517 per share, in accordance with the terms of these series of preferred stock. Fletcher continues to own 22,000 shares of the Series D-1 Cumulative Convertible Preferred Stock and 5,000 shares of the Series D-2 Cumulative Convertible Preferred Stock. Fletcher remains the sole holder of all of the outstanding shares of Series D Preferred Stock. All dividends on the shares of Series D Preferred Stock must be paid in cash.
(8) Income Taxes
     The Company maintains a valuation allowance for a significant portion of its U.S. deferred tax assets. The valuation allowance is calculated in accordance with the provisions of Accounting Standards Codification (“ASC”) 740, “Accounting for Income Taxes,” which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. In the event the Company’s expectations of future operating results or the availability of certain tax planning strategies change, an additional valuation allowance may be required to be established on the Company’s existing unreserved net U.S. deferred tax assets, which total $18.0 million at March 31, 2010. These existing unreserved U.S. deferred tax assets are currently considered to be “more likely than not” realized.
     The Company’s effective tax rates for the three months ended March 31, 2010 and 2009 were (20.7)% (provision on a loss) and 27.1% (benefit on a loss), respectively. The decrease in the Company’s effective tax rate for the three months ended March 31, 2010 was due primarily to the transactions involved in the closing of INOVA Geophysical and to changes in the distribution of earnings between U.S. and foreign jurisdictions. Income tax expense for the three months ended March 31, 2010 of $12.2 million included $16.4 million of expense related to the transactions involved in the closing of INOVA Geophysical. Excluding the impact of these transactions, the Company’s effective tax rate would have been 29.1% (benefit on a loss) for the three months ended March 31, 2010.
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
(9) Comprehensive Net Loss
     The components of comprehensive net loss are as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Net loss applicable to common shares	$(71,765)	$(38,443)
Foreign currency translation adjustment	(2,426)	(3,405)

Comprehensive net loss	$(74,191)	$(41,848)

     Approximately $21.2 million of the decrease in accumulated other comprehensive loss as of March 31, 2010 related to the accumulated foreign currency translation losses associated with the Company’s land division, which was required to be recognized upon disposition of the division. Prior to its disposition, these foreign currency translation losses were recorded within Stockholders’ Equity – Accumulated Other Comprehensive Loss.
(10) Commitments and Contingencies
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
     Fletcher. The Company is involved in two lawsuits filed in Delaware involving Fletcher, the holder of shares of the Series D Preferred Stock.
•	Under the Company’s February 2005 agreement with Fletcher, the aggregate number of shares of common stock issued or issuable to Fletcher upon conversion of the Series D Preferred Stock could not exceed a designated maximum number of shares (the “Maximum Number”), and such Maximum Number could be increased by Fletcher providing the Company with a 65-day notice of increase. In November 2008, Fletcher exercised its right to increase the Maximum Number from 7,669,434 shares to 9,669,434 shares. On September 15, 2009, Fletcher purported to deliver a second notice to the Company that purported to increase the “Maximum Number” of shares of common stock issuable upon conversion of the Series D Preferred Stock from 9,669,434 shares to 11,669,434 shares. The Company’s interpretation of the agreement with Fletcher gave Fletcher the right to issue only one notice to increase the Maximum Number, which Fletcher had exercised in November 2008. As a result, on November 6, 2009, the Company filed an action in the Court of Chancery of the State of Delaware, styled ION Geophysical Corporation v. Fletcher International, Ltd., seeking a declaration that, under the agreement, Fletcher is permitted to deliver only one notice to increase the Maximum Number and that its purported second notice is legally invalid.
•	On November 25, 2009, Fletcher filed a lawsuit against the Company and each of its directors in the Delaware Court of Chancery. In the lawsuit, styled Fletcher International, Ltd. v. ION Geophysical Corporation, f/k/a Input/Output, Inc., ION International S.à r.l., James M. Lapeyre, Bruce S. Appelbaum, Theodore H. Elliott, Jr., Franklin Myers, S. James Nelson, Jr., Robert P. Peebler, John Seitz, G. Thomas Marsh And Nicholas G. Vlahakis, Fletcher alleges, among other things, that the Company violated Fletcher’s consent rights by ION International S.à r.l., an indirect wholly-owned subsidiary of ION Geophysical Corporation, issuing a promissory note to the Bank of China in connection with the Bank of China bridge loan funded on October 27, 2009, and that the directors violated their fiduciary duty to the company by allowing ION International S.à r.l. to issue the note without Fletcher’s consent. Fletcher sought a court order requiring ION International S.à r.l. to repay the $10 million advanced to ION International S.à r.l. under the bridge loan and unspecified monetary damages. On March 24, 2010, the presiding judge in the case denied Fletcher’s request for the court order. In the lawsuit, Fletcher is not claiming that it had a right to consent to any note issued by ION Geophysical Corporation, including the issuance by ION Geophysical Corporation of a $30 million promissory note to the Bank of China on October 27, 2009, as part of the bridge loan. The Company believes that Fletcher did not have the right to consent to the issuance of the bridge loan note by ION International S.à r.l. or any other promissory note and that the claims asserted by Fletcher in the lawsuit are without merit. The Company further believes that the ultimate outcome of the lawsuit will not result in a material adverse effect on the Company’s financial condition or results of operations. The Company intends to defend the claims against it in this lawsuit vigorously.
      Greatbatch. In 2002, the Company filed a lawsuit against operating subsidiaries of battery manufacturer Greatbatch, Inc., including its Electrochem division (collectively “Greatbatch”), in the 24th Judicial District Court for the Parish of Jefferson in the State of Louisiana. In the lawsuit, styled Input/Output, Inc. and I/O Marine Systems, Inc. v. Wilson Greatbatch Technologies, Inc., Wilson Greatbatch, Ltd. d/b/a Electrochem Lithium Batteries, and WGL Intermediate Holdings, Inc., Civil Action No. 578-881, Division “A”, the Company alleged that Greatbatch had fraudulently misappropriated the Company’s product designs and other trade secrets related to the batteries and battery pack used in the Company’s DigiBIRD® marine towed streamer vertical control device and used the Company’s confidential information to manufacture and market competing batteries and battery packs. After a two-week trial, on October 1, 2009 the jury concluded that Greatbatch had committed fraud, violated the Louisiana Unfair Trade Practices Act and breached a trust and nondisclosure agreement between Greatbatch and the Company, and awarded the Company $21.7 million in compensatory damages. On October 13, 2009, the presiding trial judge signed and entered the judgment, awarding the Company the amount of the jury verdict. Under applicable law, the Company is also entitled to receive legal interest from the date of filing the lawsuit, plus the Company’s attorneys’ fees and costs. Through March 31, 2010, accrued legal interest totaled $11.5 million, and interest will continue to accrue at the statutory annual rate until paid. Including the verdict amount and accrued interest, the total amount owed under the judgment as of March 31, 2010 was $33.2 million plus the Company’s attorneys’ fees and costs. The judgment is currently on appeal, and Greatbatch filed a Suspensive Appeal Bond for the amount of the judgment. The Company has not accrued any amounts related to this gain contingency as of March 31, 2010.
      Sercel. On January 29, 2010, the jury in a patent infringement lawsuit filed by the Company against seismic equipment provider

Sercel, Inc. in the United States District Court for the Eastern District of Texas returned a verdict in the Company’s favor. In the lawsuit, styled Input/Output, Inc. et al v. Sercel, Inc., (5-06-cv-00236), the Company alleged that Sercel’s 408, 428 and SeaRay digital seismic sensor units infringe the Company’s United States Patent No. 5,852,242, which is incorporated in the Company’s VectorSeis® sensor technology. The products that use the VectorSeis technology include the Company’s System Four®, Scorpion®, FireFly®, and VectorSeis Ocean seismic acquisition systems. After a two-week trial, the jury concluded that Sercel infringed the Company’s patent and that the Company’s patent was valid, and the jury awarded the Company $25.2 million in compensatory past damages. The Company has asked the court to issue a permanent injunction to prohibit Sercel from making, using, selling, offering for sale or importing any infringing products into the United States. The Company has not accrued any amounts related to this gain contingency as of March 31, 2010.
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

	Three Months Ended
	March 31,
	2010	2009
Balance at beginning of period	$5,088	$10,526
Accruals for warranties issued, net of the release of expired warranties during the period	161	(541)
Accruals related to the disposed land division	(3,821)	—
Settlements made (in cash or in kind) during the period	(674)	(442)

Balance at end of period	$754	$9,543

(11) Concentration of Credit and Foreign Sales Risks
     The majority of the Company’s foreign sales are denominated in U.S. dollars. Product revenues are allocated to geographical locations on the basis of the ultimate destination of the equipment, if known. If the ultimate destination of such equipment is not known, product revenues are allocated to the geographical location of initial shipment. Service revenues related primarily to the ION Solutions division are allocated based upon the billing location of the customer. For the three months ended March 31, 2010 and 2009, international sales comprised 43% and 53%, respectively, of total net revenues. For the three months ended March 31, 2010, the Company recognized $13.7 million of sales to customers in Europe, $10.5 million of sales to customers in the Asia Pacific region, $2.1 million of sales to customers in the Middle East, $6.1 million of sales to customers in Latin American countries, $0.8 million of sales to customers in the Commonwealth of Independent States, or former Soviet Union (CIS) and $5.2 million of sales to customers in Africa. To the extent that world events or economic conditions negatively affect the Company’s future sales to customers in these and other regions of the world or the collectibility of the Company’s existing receivables, the Company’s future results of operations, liquidity, and financial condition would be adversely affected. The Company currently requires customers in these higher risk countries to provide their own financing and in some cases assist the customer in organizing international financing and export-import credit guarantees provided by the United States government. The Company does not currently extend long-term credit through promissory notes or similar credit agreements to companies in countries the Company considers to be inappropriate for credit risk purposes.
(12) Recent Accounting Pronouncements

     In January 2010, the Financial Accounts Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2010-02, “Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification” (ASU 2010-02). ASU 2010-02 amends Subtopic 810-10 “Consolidation – Overall” and provides clarification on the entities and activities required to follow more specific guidance already included in the ASC. ASU 2010-02 includes in the scope of decrease-in-ownership provisions of ASC 810-10 a subsidiary or groups of assets that is a subsidiary or group of assets transferred to an equity method investee or joint venture or an exchange of a group of assets that constitutes a business or nonprofit activity for a non-controlling interest in an entity. This amendment affects entities that have previously adopted Topic 810-10. ASU 2010-02 is effective for fiscal years beginning on or after December 15, 2009. The adoption of ASU 2010-02 did not have a material impact to the Company’s financial position, results of operation or cash flows.
     In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (ASU 2010-06). ASU 2010-06 amends the disclosure guidance with respect to fair value measurements. Specifically, the new guidance requires disclosure of amounts transferred in and out of Levels 1 and 2 fair value measurements, a reconciliation presented on a gross basis rather than a net basis of activity in Level 3 fair value measurements, greater disaggregation of the assets and liabilities for which fair value measurements are presented and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and 3 fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the new guidance around the Level 3 activity reconciliations, which is effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-02 did not have a material impact to the Company’s financial position, results of operation or cash flows.
     In October 2009, the FASB issued ASU No. 2009-13 on ASC 605, “Revenue Recognition — Multiple Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). ASU 2009-13 amended guidance related to multiple-element arrangements which requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. This guidance eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances. All entities must adopt the guidance no later than the beginning of their first fiscal year beginning on or after June 15, 2010. Entities may elect to adopt the guidance through either prospective application for revenue arrangements entered into, or materially modified, after the effective date or through retrospective application to all revenue arrangements for all periods presented. The Company is currently evaluating the impact, if any, of ASU 2009-13 on the Company’s financial position and results of operations.
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
     Our Business. We are a leading provider of geophysical technology, services, and solutions for the global oil and gas industry, offering advanced seismic data acquisition equipment, seismic software, and seismic planning, processing, and interpretation services to the global energy industry. Our product and service offerings allow exploration and production (“E&P”) operators to obtain higher resolution images of the subsurface to reduce the risk of exploration and reservoir development, and to enable seismic contractors to acquire geophysical data more efficiently.
     We serve customers in all major energy producing regions of the world from strategically located offices in 20 cities on five continents. In March 2010, we formed a land seismic equipment joint venture with BGP Inc., China National Petroleum Corporation (BGP), a wholly-owned oil field service subsidiary of China National Petroleum Corporation (“CNPC”). We believe that this joint venture will provide us the opportunity to further extend the geographic scope of our business through the sales and service facilities of BGP, especially in Africa, the Middle East, China, and Southeast Asia.
     Our products and services include the following:
•	Land seismic data acquisition equipment (principally through our 49%-owned INOVA Geophysical Equipment Ltd. (“INOVA Geophysical”) joint venture with BGP),

•	Marine seismic data acquisition equipment,

•	Navigation, command & control and data management software products,

•	Planning services for survey design and optimization,

•	Seismic data processing and reservoir imaging services, and

•	Seismic data libraries.
     We operate our company through four business segments. Three of our business segments — Land Imaging Systems, Marine Imaging Systems and Data Management Solutions — make up our ION Systems division. Our fourth business segment is our ION Solutions division.
•	Land Imaging Systems — analog geophone sensors; and through our joint venture with BGP, INOVA Geophysical, cable-based, cableless and radio-controlled seismic data acquisition systems, digital sensors, vibroseis vehicles (i.e. vibrator trucks) and source controllers for detonator and energy sources business lines. See “— Joint Venture with BGP and Related Financing Transactions.”

•	Marine Imaging Systems — towed streamer and redeployable ocean bottom cable seismic data acquisition systems and shipboard recorders, streamer positioning and control systems and energy sources (such as air guns and air gun controllers).

•	Data Management Solutions — software systems and related services for navigation and data management involving towed marine streamer and seabed operations.

•	ION Solutions — advanced seismic data processing services for marine and land environments, seismic data libraries, and Integrated Seismic Solutions (“ISS”) services.
     Economic Conditions. Demand for our products and services is cyclical and substantially dependent upon activity levels in the oil and gas industry, particularly our customers’ willingness and ability to expend their capital for oil and natural gas exploration and development projects. This demand is highly sensitive to current and expected future oil and natural gas prices. The volatility of oil and natural gas prices in recent years has resulted in sharply curtailed demand for oil and gas exploration activities in North America and other regions. Oil prices increased to record levels during the second quarter of 2008, but, in conjunction with the global recession, sharply declined, falling to approximately $35 per barrel during the first quarter of 2009. By the end of 2009, oil prices had recovered to approximately $83 per barrel and, as of the end of April 2010, remained at approximately that same level. Natural gas prices followed a similar, recession-induced downturn. After peaking at $13.31 mmBtu in July 2008, Henry Hub natural gas prices fell approximately 50%. Unlike the recent recovery of oil prices, natural gas prices have remained depressed due in part to the excess supply of natural gas in the market. The uncertainty surrounding future economic activity levels and the tightening of credit availability resulted in decreased sales levels for several of our businesses in 2009 and the first quarter of 2010. Our land seismic equipment businesses in North America and Russia have been particularly adversely affected.
     Our seismic contractor customers and the E&P companies that are users of our products, services and technology have generally reduced their capital spending levels since 2008. We also expect that exploration and production expenditures will remain at lower levels to the extent E&P companies and seismic contractors are limited in their access to the credit markets as a result of further disruptions in, or continued conservative lending practices in, the credit markets. There continues to be significant uncertainty about future activity levels and the impact on our businesses. In particular, North America and Russia land systems business and vibroseis truck business experienced steep sales declines in 2009 and into 2010.
     In response to the global economic downturn, we took measures to reduce operating costs in our businesses during 2008 and 2009. In addition, we slowed our capital spending, including our investments in our multi-client data libraries in 2009 and into 2010. For the three months ended March 31, 2010, total capital expenditures were $6.5 million, compared to $19.9 million for the three months ended March 31, 2009. We are projecting capital expenditures for 2010 to be between $100 million to $110 million. Of that total, we expect to spend approximately $90 million to $100 million on investments in our multi-client data library, and we anticipate that a majority of this investment will be underwritten by our customers. To the extent that our customers’ commitments do not reach an acceptable level of pre-funding, the amount of our anticipated investment could decline. The remaining sums are expected to be funded from internally generated cash.
     We will continue to fund strategic programs to position us for the expected recovery in economic activity. Overall, we will give priority to generating cash flows and reducing our cost structure, while maintaining our long-term commitment to continued technology development. Our business is mainly technology-based. We are not in the field crew business, and therefore do not have large amounts of capital and other resources invested in a fleet of vessels or other assets necessary to support contracted seismic data acquisition services, nor do we have large manufacturing facilities. This cost structure gives us the flexibility to adjust our expense base when downward economic cycles affect our industry.
     While the current global recession and the decline in oil and gas prices have slowed demand for our products and services in the near term, we believe that our industry’s long-term prospects remain favorable because of the declining rates of oil and gas production and the relatively small number of new discoveries of significant oil and gas reserves. We believe that technology that adds a competitive advantage through cost reductions or improvements in productivity will continue to be valued in our marketplace, even in the current difficult market. For example, we believe that new technologies, such as DigiFIN™, Orca® and INOVA Geophysical’s FireFly® will continue to attract interest from our customers because those technologies are designed to deliver improvements in image quality within more productive delivery systems.
     International oil companies (“IOCs”) continue to have difficulty accessing new sources of supply for their exploration activities, partially as a result of the growth of national oil companies. This situation is also affected by increasing environmental concerns, particularly in North America, where companies may be denied access to some of the most promising onshore and offshore exploration opportunities. It is estimated that approximately 85%-90% of the world’s reserves are controlled by national oil companies, which increasingly prefer to develop resources on their own or by working directly with the oil field services and equipment providers. These dynamics often prevent capital, technology and project management capabilities from being optimally deployed on the best exploration and production opportunities, which results in global supply capacity being less than it otherwise might be. As a consequence, the pace of new supply additions may be insufficient to keep up with demand once the global recession ends.
     Joint Venture with BGP and Related Financing Transactions
BGP is a leading global geophysical services contracting company. On March 25, 2010, we completed the transactions contemplated under two definitive agreements relating to our proposed joint venture and related transactions with BGP:
•	A Stock Purchase Agreement with BGP dated as of March 19, 2010 (the “Stock Purchase Agreement”), under which we agreed to sell 23,789,536 shares of our common stock to BGP; and
•	A Share Purchase Agreement with BGP dated as of March 24, 2010 (the “Share Purchase Agreement”), under which we agreed to sell to BGP a 51% equity interest in INOVA Geophysical, thereby forming the joint venture with BGP.
     The transactions under the Stock Purchase Agreement and the Share Purchase Agreement had been contemplated under the terms of that certain binding Term Sheet (the “Term Sheet”) dated as of October 23, 2009 between ION and BGP. The Term Sheet was superseded by the execution and delivery of the Stock Purchase Agreement and the Share Purchase Agreement.
     Proceeds from the Sales of Our Common Stock and Equity Interests in INOVA Geophysical. As provided in the Stock Purchase Agreement, on March 25, 2010, we issued to BGP 23,789,536 shares of our common stock in a privately-negotiated transaction at an effective purchase price of $2.80 per share. The $2.80 price per share had been agreed to by the parties in the Term Sheet.

     The 23,789,536 shares of our common stock issued by us to BGP consisted of (i) 10,204,082 shares acquired upon BGP’s conversion of the approximately $28.6 million principal balance of indebtedness outstanding under a Convertible Promissory Note dated as of October 23, 2009 (the “Domestic Convertible Note”) issued by us to Bank of China, New York Branch (“Bank of China”) and (ii) 13,585,454 shares BGP purchased for $2.80 cash per share under the Stock Purchase Agreement, resulting in total gross cash proceeds to us from this sale of approximately $38.0 million. The conversion price per our share under the Domestic Convertible Note was $2.80 per share.
     The Domestic Convertible Note, along with a Convertible Promissory Note issued by our subsidiary, ION International S.à r.l, to Bank of China on October 23, 2009 (the “Foreign Convertible Note” and together with the Domestic Convertible Note, the “Convertible Notes”) had been held by Bank of China in connection with certain bridge loan financing provided to us by Bank of China in October 2009. On March 19, 2010, Bank of China assigned the Convertible Notes to BGP. On March 24, 2010, BGP delivered a notice to us of its election to convert the entire outstanding principal amount under the Domestic Convertible Note into 10,204,082 shares of our common stock at the $2.80 per share conversion price, simultaneously with and conditioned upon the closing of the transactions under the Stock Purchase Agreement. BGP did not convert any of the outstanding amount under the Foreign Convertible Note. The total outstanding indebtedness owed by us under the Foreign Convertible Note and all unpaid interest and fees on the Domestic Convertible Note were repaid by us, along with the other revolving credit loans under our existing bank credit facility, using amounts borrowed under our new credit facility and the $38.0 million proceeds from the sale of 13,585,454 shares of ION common stock to BGP.
     In connection with the closing of the October 2009 transactions relating to the issuance of the Domestic Convertible Note and the Foreign Convertible Note, ION issued to BGP a Warrant dated as of October 27, 2009. BGP elected not to exercise the Warrant and, on March 25, 2010, BGP terminated the Warrant and surrendered it to us. After giving effect to the issuance of the 23,789,536 shares of common stock of ION, BGP beneficially owned as of March 25, 2010, approximately 16.62% of the outstanding shares of ION common stock.
     As part of the re-financing of our debt, we, contemporaneously with the formation of INOVA Geophysical, entered into a new Credit Facility, which provided us with approximately $106.3 million under a new five-year term loan and borrowing capacity of approximately $100.0 million under a new revolving line of credit. In connection with the approximately $38.0 million in cash received from BGP for BGP’s purchase of 13,585,454 shares of our common stock under the Stock Purchase Agreement, we borrowed approximately $191.3 million in new borrowings under our new Credit Facility, consisting of approximately $106.3 million under a new five-year term loan and approximately $85.0 million under a new revolving line of credit. These funds, along with certain cash on hand, were applied to repay an aggregate of approximately $226.0 million in indebtedness, including (i) approximately $89.4 million in outstanding revolving indebtedness under our prior bank senior credit facility, (ii) approximately $101.6 million in outstanding indebtedness under a five-year term loan under our prior bank senior credit facility and (iii) approximately $35.0 million of outstanding indebtedness under an amended and restated subordinated promissory note dated December 30, 2008 that was payable to one of the selling shareholders in connection with our acquisition of ARAM Systems Ltd. in 2008.
     We then applied a portion of the $108.5 million in cash proceeds ($102.8 million, net of transaction and professional fees) we received for BGP’s purchase of the 51% equity interest in INOVA Geophysical (see “— Formation of the Joint Venture” below) to repay the $85.0 million of revolving loans that we had borrowed to pay off our prior bank senior credit facility revolving indebtedness.
     In connection with the Stock Purchase Agreement transactions, we entered into an Investor Rights Agreement with BGP that provides that, among other items:
•	for so long as BGP owns as least 10% of our outstanding shares of common stock, BGP will have the right to nominate one director to serve on our Board of Directors; Mr. Guo Yueliang, a Vice President of CNPC, was appointed as an additional director to our Board of Directors on April 1, 2010;
•	subject to customary exceptions, BGP will have certain pre-emptive rights to subscribe for a number of shares of our common stock or other securities that we are then offering as may be necessary to retain BGP’s proportionate ownership of common stock that exists before that issuance; and

•	BGP will have certain demand and piggyback registration rights with respect to resales of its shares.
     On April 20, 2010, we filed a shelf registration statement on Form S-3 with the SEC to register resales of the 23,789,536 shares of our common stock now owned by BGP. This registration statement has not yet been declared or ordered effective by the SEC and no offers or sales may be made under the preliminary prospectus contained in the registration statement unless and until it is declared effective by the SEC.
     Formation of the Joint Venture. On March 25, 2010, we and BGP formed our INOVA Geophysical joint venture as contemplated under the Share Purchase Agreement. The business of INOVA Geophysical is to design, develop, manufacture and sell land-based seismic data acquisition equipment for the petroleum industry worldwide. The joint venture was formed to combine our land seismic equipment business with BGP’s expertise and experience in land seismic operations and thereby create a new enterprise that would have the resources, technology and experience required to provide advanced products and services on a global basis.
     The assets of each party contributed to the joint venture include land seismic recording systems, inventory, certain intellectual property rights and contract rights necessary to or principally used in the conduct or operation of the land equipment businesses as conducted or operated by BGP or us prior to closing. Under the Share Purchase Agreement, we sold BGP a 51% equity interest in INOVA Geophysical for total consideration of $108.5 million cash ($102.8 million net of transaction and professional fees) and BGP’s transfer to us of a 49% equity interest in a Chinese subsidiary that held land seismic equipment assets and related liabilities. We and BGP will contribute our respective interests in this subsidiary when certain non-US necessary governmental approvals are obtained.
     INOVA Geophysical also assumed certain liabilities related to the transferred businesses. Among these liabilities was approximately $18.4 million (as of March 25, 2010) in indebtedness under the rental land equipment secured financing that we and our rental equipment subsidiaries had entered into in June 2009 with a subsidiary of ICON Capital Inc. We remain liable on our guarantee of this indebtedness, but we have received a back-up guaranty from two subsidiaries of INOVA Geophysical with respect to any defaults on this transferred indebtedness for which we are called upon to remedy. INOVA Geophysical has agreed to issue a replacement back-up guaranty upon receipt of applicable government approvals. INOVA Geophysical has also assumed approximately $2.3 million in capital lease liabilities related to certain equipment we contributed to the joint venture.
     Excluded from the assets and liabilities transferred and to be transferred to INOVA Geophysical (and excluded from the scope of the INOVA Geophysical joint venture business) were (i) the analog sensor businesses of ION and BGP and (ii) the businesses of certain companies in which BGP or we are currently a minority owner. All of our other businesses — including our Marine Imaging Systems, Data Management Solutions and ION Solutions (which includes GXT’s Imaging Solutions, Integrated Seismic Solutions (ISS) and BasinSPAN™ and seismic data libraries) —remain owned and operated by us and do not comprise a part of the joint venture.
     In connection with the closing of the transactions under the Share Purchase Agreement, we, BGP and INOVA Geophysical entered into ancillary agreements concerning the provision of employees and services by us and BGP to INOVA Geophysical, and transfers and licenses of land equipment intellectual property rights to INOVA Geophysical by us and BGP, along with the license-back to us and BGP of certain intellectual property rights for future technology developed by INOVA Geophysical.
     2010 Developments. Our overall total net revenues of $88.7 million for the three months ended March 31, 2010 decreased $18.2 million, or 17.0%, compared to total net revenues for the three months ended March 31, 2009. Our overall gross profit percentage for the first three months of 2010 was 25.2% compared to 31.5% for the first three months of 2009. In the first three months of 2010, we recorded a loss from operations of $11.0 million, compared to $44.6 million loss from operations (which includes the effect of an impairment of intangible assets charge of $38.0 million) for the first three months of 2009.
     Developments to date in 2010 include the following:
•	In January 2010, we announced that we had extended our BrasilSPAN™ program, which makes it one of the largest 2-D seismic datasets in our multi-client data library. The program currently contains 42,000 km of data off the coast of South America.

•	In January 2010, we announced that we had commercialized a new, high performance geophone, the SM-24XL. This addition to the Sensor portfolio leverages a simplified product design to deliver enhanced durability in the field while continuing to record high quality acoustic data for customers in oil & gas exploration and in other industries.

•	In February 2010, we announced that we had been awarded a multi-year contract with Petroleos Mexicanos (PEMEX), the national oil company of Mexico. Under this contract, we will be delivering a broad range of seismic data processing and imaging services for multiple offshore and onshore projects during the next three years.

•	In March 2010, we announced that our cableless land seismic acquisition system, FireFly, will be used by Apache Corporation to acquire data on two separate projects in the Mendoza region of Argentina. FireFly is now a product belonging to INOVA Geophysical.
     The information contained in this Quarterly Report on Form 10-Q refers to trademarks, service marks and registered marks, as indicated, owned by us or by INOVA Geophysical. Except where stated otherwise or unless the context otherwise requires, the terms “VectorSeis,” “Scorpion,” “SPECTRA,” “Orca,” “ARAM” and “FireFly” refer to the VectorSeis®, Scorpion®, SPECTRA®, Orca®, ARAM® and FireFly® registered marks, and the terms “BasinSPAN,” “DigiFIN,” and “ARIES II” refer to the BasinSPAN™, DigiFIN™, and ARIES II™ trademarks and service marks.
     Key Financial Metrics. The following table provides an overview of key financial metrics for our company as a whole and our four business segments during the three months ended March 31, 2010, compared to the comparable period (in thousands, except per share amounts):

			Comparable
	Three Months Ended		Quarter
	March 31,		Increase
	2010	2009	(Decrease)
Net revenues:
Land Imaging Systems	$18,926	$34,182	(44.6%)
Marine Imaging Systems	13,699	18,453	(25.8%)
Data Management Solutions	7,973	7,246	10.0%

Total ION Systems Division	40,598	59,881	(32.2%)
ION Solutions Division	48,121	47,009	2.4%

Total	$88,719	$106,890	(17.0%)

Income (loss) from operations:
Land Imaging Systems	$(10,609)	$(4,747)	(123.5%)
Marine Imaging Systems	1,892	2,761	(31.5%)
Data Management Solutions	4,806	4,430	8.5%

Total ION Systems Division	(3,911)	2,444	(260.0%)
ION Solutions Division	5,565	5,206	6.9%
Corporate	(12,631)	(14,182)	(10.9%)
Impairment of intangible assets	—	(38,044)	100.0%

Total	$(10,977)	$(44,576)	75.4%

Net loss applicable to common shares	$(71,765)	$(38,443)

Basic and diluted net loss per share	$(0.60)	$(0.39)
     We intend that the following discussion of our financial condition and results of operations will provide information that will assist in understanding our consolidated financial statements, the changes in certain key items in those financial statements from quarter to quarter, and the primary factors that accounted for those changes. Our results of operations for the three months ended March 31, 2010 have been materially affected by our disposition of our land businesses in forming the INOVA Geophysical joint venture with BGP on March 25, 2010, which affect the comparability of certain of the financial information contained in this Form 10-Q. Upon closing the joint venture, we recorded a loss on disposition of our land division of approximately $38.1 million. The following components comprise this loss of disposition:

•	We received cash proceeds from BGP of $108.5 million, excluding transaction and professional fees.

•	We received a 49% interest in INOVA Geophysical, which was recorded at a fair value of $119.0 million.

•	We deconsolidated $224.8 million of net assets associated with our land division.

•	We recognized $21.2 million of accumulated foreign currency translation losses, primarily related to our Canada land operations.

•	We recognized $7.0 million of expense resulting from the sale of ION stock to BGP at a discount to market under BGP’s equity purchase commitment as an inducement for BGP to enter into the transaction.

•	We recognized $5.0 million of expense related to our permanently ceasing the use of certain leased facilities previously occupied by our land division.

•	We recognized $7.6 million of transaction and professional and others expenses associated with closing of the joint venture transactions.
     In addition to the loss on disposition, the following represents the impact to our first quarter results related to the other financing transactions:
•	We recorded a non-cash fair value adjustment of $12.8 million, reflecting the decrease in the fair value of the Warrant from January 1, 2010 through March 25, 2010, the date of the closing of the joint venture.

•	We recognized in interest expense the remaining non-cash debt discount of $8.7 million, which was associated with the issuance of the October 2009 Convertible Notes.

•	As part of the repayment of the previous revolving line of credit and term loan, we wrote-off to interest expense, $10.1 million of unamortized debt issuance costs.
     We will account for our investment in INOVA Geophysical as an equity method investment. Because the financial statements of INOVA Geophysical are not expected to be sufficiently timely for us to apply the equity method currently, we will record our share of earnings of INOVA Geophysical on a one fiscal quarter lag basis. Thus, our share of INOVA Geophysical’s first full quarterly results will be included in our financial results for the three and nine month periods ending September 30, 2010.
     There are a number of factors that could impact our future operating results and financial condition, and may, if realized, cause our expectations set forth in this Form 10-Q and elsewhere to vary materially from what we anticipate. See Item 1A. “Risk Factors” below.
Results of Operations
     Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
     Net Revenues. Net revenues of $88.7 million for the three months ended March 31, 2010 decreased $18.2 million, or 17.0%, compared to the corresponding period last year. Land Imaging Systems’ net revenues decreased by $15.3 million, to $18.9 million compared to $34.2 million in the corresponding period of last year. This decrease related mainly to the lack of land equipment sales to BGP, due to the pending formation of INOVA Geophysical, in the first quarter of 2010 compared to $12.7 million of BGP sales in the first quarter of 2009. Marine Imaging Systems’ net revenues for the three months ended March 31, 2010 decreased by $4.8 million to $13.7 million compared to $18.5 million in the corresponding period of last year, principally due to the decrease in streamer positioning systems product sales compared to the same period of 2009. Revenues from our Data Management Solutions segment (our Concept Systems subsidiary) increased compared to the corresponding period of last year due to increased software sales of ORCA.
     Our ION Solutions division’s net revenues increased by $1.1 million, to $48.1 million for the three months ended March 31, 2010, compared to $47.0 million in the corresponding quarter of 2009. The results for the first quarter of 2010 reflected increased data processing service and increased data library sales, partially offset by decreases in new venture program sales.
     Gross Profit and Gross Profit Percentage. Gross profit of $22.4 million for the three months ended March 31, 2010 decreased $11.3 million, compared to the corresponding period last year. Gross profit percentages for the three months ended March 31, 2010 and 2009 were 25.2% and 31.5%, respectively. The decrease in gross profit percentage occurred primarily in our Land Imaging Systems and ION Solutions segments. The decrease in the Land Imaging Systems segment gross profit percentages was due to the impact of rental equipment depreciation combined with lower sales volumes than for the same period in 2009. For the ION Solutions division, the lower gross profit percentage was due to the product mix for the quarter compared to that of the prior year. We also experienced slightly decreased gross profit percentages in our Marine Imaging Systems segment due to product mix as well. Data Management Solutions segment’s gross profit percentage slightly decreased due to product mix.
     Research, Development and Engineering. Research, development and engineering expense was $9.0 million, or 10.1% of net revenues, for the three months ended March 31, 2010, a decrease of $2.5 million compared to $11.5 million, or 10.7% of net revenues, for the corresponding period last year. The decrease was due primarily to decreased salary and payroll expenses related to our reduced headcount, lower professional fees related to cost reduction measures, and lower supply and equipment costs due to the focus on cost reduction during the current market downturn. Based upon the recent formation of the INOVA Geophysical joint venture and the related disposition of the land division, we expect to continue to incur lower costs related to our research, development and engineering efforts than in prior periods.
     Marketing and Sales. Marketing and sales expense of $7.9 million, or 8.9% of net revenues, for the three months ended March 31, 2010 decreased $1.9 million compared to $9.8 million, or 9.1% of net revenues, for the corresponding period last year. The decrease in our sales and marketing expenditures reflects decreased salary and payroll expenses related to our reduced headcount, a decrease in travel expenses as part of our cost reduction measures and a decrease in professional fees related to cost reduction measures. Based upon the recent formation of the INOVA Geophysical joint venture and the related disposition of the land division, we expect to continue to incur lower costs related to our marketing and sales efforts than in prior periods.
     General and Administrative. General and administrative expenses of $16.4 million for the three months ended March 31, 2010 decreased $2.6 million compared to $19.0 million for the first quarter of 2009. General and administrative expenses as a percentage of net revenues for the three months ended March 31, 2010 and 2009 were 18.5% and 17.8%, respectively. This decrease was due to lower salary and payroll expenses related to our reduced headcount and by lower bad debt expense compared to the prior year. Based upon the recent formation of the INOVA Geophysical joint venture and the related disposition of the land division, we expect to incur lower costs related to our general and administrative activities than in prior periods.
     Interest Expense, net. Interest expense of $25.6 million for the three months ended March 31, 2010 increased $18.7 million compared to $6.9 million for the first quarter of 2009. The increase is due to the accretion of approximately $8.7 million of the non-cash debt discount (now fully amortized at March 31, 2010) associated with our Convertible Notes and the write-off of $10.1 million of deferred financing charges related to our prior financings during the first quarter of 2010. Because of the recent financing transactions and repayments of our former outstanding indebtedness, we expect that our interest expense will be significantly lower the remaining three quarters of 2010 than we experienced in the same period of 2009. See “— Liquidity and Capital Resources — Sources of Capital” below.
     Loss on Disposition of Land Division. Due to the formation of the INOVA Geophysical joint venture, we removed certain land equipment assets and liabilities from our financial statements, and recognized the net book value impact. The majority of the loss ($21.2 million) recognized from this transaction related to accumulated currency translation adjustments (effect of exchange rates) of our foreign subsidiaries mainly in Canada. For additional information, please refer to “— Joint Venture with BGP and Related Financing Transactions” above.
     Fair Value Adjustment of the Warrant. For the first quarter of 2010, we recorded a non-cash fair value adjustment of $12.8 million, reflecting the decrease in the fair value of the Warrant from January 1, 2010 through March 25, 2010, the date of the closing of the joint venture transaction with BGP. At that date, the remaining $32.0 million liability representing the Warrant’s fair value at March 25, 2010 was reclassified to additional paid-in-capital.
     Other Income (Expense). Other income for the three months ended March 31, 2010 was $3.2 million compared to less than ($0.1) million of other expense for the first quarter of 2009. The other income for the first quarter of 2010 mainly relates to higher foreign currency exchange gains that primarily resulted from our operations in the United Kingdom.
     Income Tax Expense (Benefit). Income tax expense for the three months ended March 31, 2010 was $12.2 million compared to a tax benefit of ($14.0) million for the three months ended March 31, 2009. Income tax expense for the three months ended March 31, 2010 included $16.4 million of expense related to the transactions involved in the closing of the INOVA Geophysical joint venture with BGP. Excluding the impact of these transactions, our effective tax rate would have been 29.1% (benefit on a loss) for the three months ended March 31, 2010. We continue to maintain a valuation allowance for a significant portion of our U.S. federal net deferred tax assets. In the event the Company’s expectations of future operating results or the availability of certain tax planning strategies change, an additional valuation allowance may be required to be established on the Company’s existing unreserved net U.S. deferred tax assets, which total $18.0 million at March 31, 2010. Our effective tax rates for the three months ended March 31, 2010 and 2009 were (20.7)% (provision on a loss) and 27.1% (benefit on a loss), respectively. The decrease in our effective tax rate for the three months ended March 31, 2010 was due primarily to the transactions involved in the closing of the INOVA Geophysical joint venture with BGP and to changes in the distribution of earnings between U.S. and foreign jurisdictions.
     Preferred Stock Dividends. The preferred stock dividend relates to our Series D-1, Series D-2 and Series D-3 Cumulative Convertible Preferred Stock (collectively referred to as the “Series D Preferred Stock”) that we issued in February 2005, December 2007 and February 2008, respectively. Quarterly dividends must be paid in cash. Dividends are paid at a rate equal to the greater of (i) 5% per annum or (ii) the three month LIBOR rate on the last day of the immediately preceding calendar quarter plus 2 1/2% per annum. All dividends paid to date on the Series D Preferred Stock have been paid in cash. The Series D Preferred Stock dividend rate was 5.0% at March 31, 2010. In April 2010, Fletcher converted a portion of the Series D Preferred Stock into shares of ION common stock. See further discussion at Note 7, “— Cumulative Convertible Preferred Stock.”
Liquidity and Capital Resources
Sources of Capital
     Our cash requirements include our working capital requirements, debt service payments, dividend payments on our preferred stock, data acquisitions and capital expenditures. In recent years, our primary sources of funds have been cash flow from operations, existing cash balances, equity issuances and our revolving credit facility (see “— Revolving Line of Credit and Term Loan Facilities” below).
     At March 31, 2010, our principal outstanding credit facility included:
•	A $100.0 million revolving line of credit sub-facility; and

•	A $106.3 million original principal amount term loan.
     Revolving Line of Credit and Term Loan Facility. On March 25, 2010, we, our Luxembourg subsidiary, ION International S. à r.l. (“ION Sàrl”), and certain of our other U.S. and foreign subsidiaries entered into a new credit facility (the “Credit Facility”). The terms of the Credit Facility are set forth in a credit agreement dated as of March 25, 2010 (the “Credit Agreement”), by and among us, ION Sàrl and China Merchants Bank Co., Ltd., New York Branch (“CMB”), as administrative agent and lender. Our obligations under the Credit Facility are guaranteed by certain of our material U.S. subsidiaries and the obligations of ION Sàrl under the Credit Facility are guaranteed by certain of our material U.S. and foreign subsidiaries, in each case that are parties to the credit agreement.

     The Credit Facility replaces our previous syndicated credit facility under an Amended and Restated Credit Agreement dated as of July 3, 2008, as it had been subsequently amended numerous times (the “Prior Facility”). The terms and conditions of the Credit Facility are similar in many respects to the terms and conditions under the Prior Facility. The Credit Facility provides us with a revolving line of credit of up to $100.0 million in borrowings (including borrowings for letters of credit), and refinanced our outstanding term loan under the Prior Facility with a new term loan in the original principal amount of $106.3 million. The Credit Facility, like the Prior Facility, permits direct borrowings by ION Sàrl for use by our foreign subsidiaries.
     Under the Credit Facility, up to $75.0 million is available for revolving line of credit borrowings by us, and up to $60.0 million (or its equivalent in foreign currencies) is available for revolving line of credit borrowings by ION Sàrl, but the total amounts borrowed may not exceed $100.0 million. Borrowings under the Credit Facility are not subject to a borrowing base.
     Revolving credit borrowings under the Credit Facility may be utilized to fund the working capital needs of us and our subsidiaries, and to finance acquisitions and investments and for general corporate purposes. In addition, the Credit Facility includes a $35.0 million sub-limit for the issuance of documentary and stand-by letters of credit.
     The revolving credit indebtedness and term loan indebtedness under the Credit Facility are each scheduled to mature on March 24, 2015. The $106.3 million original principal amount under the term loan is subject to scheduled quarterly amortization payments, commencing on June 30, 2010, of $1.0 million per quarter until the maturity date, with the remaining unpaid principal amount of the term loan due upon the maturity date. The indebtedness under the Credit Facility may sooner mature on a date that is 18 months after the earlier of (i) any dissolution of the INOVA Geophysical joint venture, or (ii) the administrative agent determining in good faith that INOVA Geophysical or BGP, as the case may be, is unable to perform its obligations under its guaranty.
     The interest rate per annum on borrowings under the Credit Facility will be, at our option:
•	An alternate base rate equal to the sum of (i) the greatest of (a) the prime rate of CMB, (b) a federal funds effective rate plus 0.50%, or (c) an adjusted LIBOR-based rate plus 1.0%, and (ii) an applicable interest margin of 2.5%; or

•	For eurodollar borrowings and borrowings in Euros, Pounds Sterling or Canadian Dollars, the sum of (i) an adjusted LIBOR-based rate, and (ii) an applicable interest margin of 3.5%.
     As of March 31, 2010, the $106.3 million in outstanding term loan indebtedness under the Credit Facility accrued interest at an applicable LIBOR-based interest rate plus an applicable margin of 3.8% per annum.
     The parties had originally contemplated that INOVA Geophysical would be an additional guarantor or provider of credit support under the Credit Agreement. However, due to the time required to obtain necessary Chinese governmental approvals for such credit support from INOVA Geophysical, the Credit Agreement instead provides that BGP will enter into a guaranty agreement to guarantee the indebtedness under the Credit Facility, which the INOVA Geophysical guaranty will replace when the applicable governmental approvals are obtained. We entered into a credit support agreement with BGP whereby we agreed to use our best efforts to cooperate with BGP to obtain the INOVA Geophysical credit support and release of the BGP guaranty, and to indemnify BGP for losses sustained by BGP that arise out of or are a result of the enforcement of BGP’s guaranty.
     Our obligations and the guarantee obligations of the U.S. guarantors are secured by a first-priority security interest in 100% of the stock of all U.S. guarantors and 65% of the stock of certain first-tier foreign subsidiaries and by substantially all other assets of ION and the U.S. guarantors. The obligations of ION Sàrl and the foreign guarantors are secured by a first-priority security interest in 100% of the stock of the foreign guarantors and the U.S. guarantors and substantially all other assets of the foreign guarantors, the U.S. guarantors and ION.
     The agreements governing the Credit Facility contain covenants that restrict the borrowers, the guarantors and their subsidiaries, subject to certain exceptions, from:
•	Incurring additional indebtedness (including capital lease obligations), granting or incurring additional liens on our properties, pledging shares of our subsidiaries, entering into certain merger or other change-in-control transactions, entering into transactions with our affiliates, making certain sales or other dispositions of assets, making certain investments, acquiring other businesses and entering into sale-leaseback transactions with respect to our properties;

•	Paying cash dividends on our common stock; and

•	Repurchasing and acquiring our capital stock, unless there is no event of default under the Credit Agreement and the amount of such repurchases does not exceed an amount equal to (i) 25% of our consolidated net income for the prior fiscal year, less (ii) the amount of any cash dividends paid on our common stock.
     The Credit Facility requires compliance with certain financial covenants, including requirements commencing on June 30, 2011 and for each fiscal quarter thereafter for our and its U.S. subsidiaries to:
•	Maintain a minimum fixed charge coverage ratio in an amount equal to at least 1.125 to 1;

•	Not exceed a maximum leverage ratio of 3.25 to 1; and

•	Maintain a minimum tangible net worth of at least 60% of ION’s tangible net worth as of March 31, 2010, as defined.
     The fixed charge coverage ratio is defined as the ratio of (i) our consolidated EBITDA less cash income tax expense, non-financed capital expenditures and capitalized research and development costs, to (ii) the sum of scheduled payments of lease payments and payments of principal indebtedness, interest expense actually paid and cash dividends, in each case for the four consecutive fiscal quarters most recently ended. The leverage ratio is defined as the ratio of (x) total funded consolidated debt, capital lease obligations and issued letters of credit (net of cash collateral) to (y) consolidated EBITDA of ION for the four consecutive fiscal quarters most recently ended.
     The Credit Agreement for the Credit Facility contains customary event of default provisions similar to those contained in the credit agreement for the Prior Facility (including a “change of control” event affecting us), the occurrence of which could lead to an acceleration of ION’s obligations under the Credit Facility. The Credit Agreement also provides that certain acts of bankruptcy, insolvency or liquidation of INOVA Geophysical or BGP would constitute additional events of default under the Credit Facility.
     Convertible Notes and Warrant. On October 27, 2009, we borrowed an aggregate of $40.0 million in the form of revolving credit bridge financing arranged by BGP from Bank of China, New York Branch and evidenced by the Convertible Notes. The Convertible Notes provided that at the stated initial conversion price of $2.80 per share, the full $40.0 million principal amount under the Convertible Notes would be convertible into 14,285,714 shares of Common Stock. The Convertible Notes provided that the conversion price and the number of shares into which the notes may be converted were subject to adjustment on terms and conditions similar to those contained in the Warrant. Upon the formation of the joint venture, BGP converted $28.6 million principal balance of indebtedness outstanding under the Domestic Convertible Notes into 10,204,082 shares of ION common stock. The indebtedness under the Foreign Convertible Note was repaid in cash. As part of BGP arranging for the Bank of China to join the Amended Credit Facility, the Company granted the Warrant to BGP. At the closing of the joint venture transaction, BGP determined to not exercise the Warrant and it expired unexercised.
     Secured Equipment Financing. As part of the INOVA Geophysical joint venture transaction, the obligations (approximately $18.4 million as of March 25, 2010) under the secured equipment financing with ICON were transferred to, and assumed by, INOVA Geophysical, although we remained secondarily liable on the loans under our guaranty of repayment of the ICON indebtedness (the “Guaranty”). We believe it is remote that we will be called upon to satisfy the requirements of the Guaranty. Two subsidiaries of INOVA Geophysical have provided backstop guaranties for our secondary liability under the Guaranty.
     Amended and Restated Subordinated Seller Note. We repaid in full the $35.0 million original principal amount under this unsecured senior promissory note. Prior to its repayment, this unsecured senior promissory note accrued interest at a rate of 15% per annum.
Meeting our Liquidity Requirements
     As of March 31, 2010, our total outstanding indebtedness (including capital lease obligations) was approximately $114.5 million, consisting of approximately $106.3 million in borrowings under the term loans, $4.1 million relating to our facility lease obligation and $4.1 million of capital leases and other notes payable. The repayment in full in March 2010 of the previous $101.6 million term loan, the $118.0 million in revolving indebtedness under our former credit facility and the $35.0 million Amended and Restated Subordinated Seller Note and the assumption by the joint venture of the $18.4 million Secured Equipment Financing indebtedness were significant because these transactions represented a significant de-leveraging of our balance sheet and the repayment of the majority of our short-term debt as of December 31, 2009. As of March 31, 2010, we had no amounts drawn on our revolving line of credit under our Credit Facility and had approximately $46.3 million of cash on hand.
     For the three months ended March 31, 2010, total capital expenditures, including investments in our multi-client data library, were $6.5 million, and we are projecting capital expenditures 2010 to be between $100 million to $110 million. If there continues to be weak demand for our products and services, we would expect continued reduced levels of capital expenditures, which may, in turn, lessen our requirements for working capital. Of the total projected 2010 remaining capital expenditures, we are estimating that approximately $90 million to $100 million will be spent on investments in our multi-client data library, but we are anticipating that most of these investments will be largely underwritten by our customers. To the extent our customers’ commitments do not reach an acceptable level of pre-funding, the amount of our anticipated investment in these data libraries could be significantly less.
Cash Flow from Operations
     We have historically financed operations from internally generated cash and funds from equity and debt financings. Cash and cash equivalents were $46.3 million at March 31, 2010, an increase of $30.1 million from December 31, 2009. Net cash provided by (used in) operating activities was approximately $26.6 million for the three months ended March 31, 2010, compared to ($8.8) million for the three months ended March 31, 2009. The cash provided by our operating activities in 2010 was primarily driven by increased collections on our receivables, which was partially offset by a decrease in our accounts payable and accrued expenses associated with payments of our obligations. For the three months ended March 31, 2009, the cash used in our operating activities was primarily driven by increased investment in our inventories, a net loss and a decrease in our payables and accrued expenses associated with payments of our year-end obligations. The increase in cash used was partially offset by increased collections on our receivables during the quarter.
Cash Flow from Investing Activities
     Net cash flow provided by (used in) investing activities was $90.1 million for the three months ended March 31, 2010, compared to ($19.7) million for the three months ended March 31, 2009. The principal sources of cash in our investing activities during the three months ended March 31, 2010 were $102.8 million net proceeds received from BGP for their 51% interest in INOVA Geophysical and partially offset by $3.1 million of cash balances relating to our disposed land equipment businesses and $5.2 million for investments in our multi-client data library. The investment in our multi-client data library for the comparable period one year ago was $18.3 million.
Cash Flow from Financing Activities
     Net cash flow (used in) provided by financing activities was ($85.8) million for the three months ended March 31, 2010, compared to $16.5 million for the three months ended March 31, 2009. The net cash flow provided by financing activities during the three months ended March 31, 2010 was primarily related to net repayments on our prior revolving credit facility of $89.4 million and payments on our notes payable and long-term debt of $139.2 million. This cash outflow was partially offset by proceeds of $38.0 million from the issuance of our common stock, net proceeds of $105.7 million related to the issuance of the term loan under the Credit Facility. For the three months ended March 31, 2009, the net cash flow provided by financing activities was primarily related to $32.0 million of borrowings on our previous revolving credit facility. This cash inflow was partially offset by scheduled principal payments of $14.9 million on our notes payable and capital lease obligations.
Inflation and Seasonality
     Inflation in recent years has not had a material effect on our costs of goods or labor or the prices for our products or services. Traditionally, our business has been seasonal, with strongest demand in the second half of our fiscal year. However, for the fourth quarter of 2009, we did not experience the level of normal seasonal year-end spending by oil and gas companies and seismic contractor customers due to these customers taking a more conservative approach and lowering their spending plans.
Critical Accounting Policies and Estimates

     General. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2009, for a complete discussion of our other significant accounting policies and estimates. There have been no material changes in the current period regarding our critical accounting policies and estimates, except as described below.
     Equity Method Investment. We use the equity method of accounting for investments in entities in which we have an ownership interest between 20% and 50% and exercise significant influence. Under this method, an investment is carried at the acquisition cost, plus our equity in undistributed earnings or losses since acquisition. Because the financial statements of INOVA Geophysical are not expected to be sufficiently timely for us to apply the equity method currently, we will record our share of earnings of INOVA Geophysical on a one fiscal quarter lag basis. Thus, our share of INOVA Geophysical’s first full 2010 quarterly results will be included in our financial results for the three and nine month periods ending September 30, 2010.
Recent Accounting Pronouncements
     See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements.
Credit and Foreign Sales Risks
     The majority of our foreign sales are denominated in United States dollars. Product revenues are allocated to geographical locations on the basis of the ultimate destination of the equipment, if known. If the ultimate destination of such equipment is not known, product revenues are allocated to the geographical location of initial shipment. Service revenues primarily relate to our ION Solutions division are allocated based upon the billing location of the customer. For the three months ended March 31, 2010 and 2009, international sales comprised 43% and 53%, respectively of total net revenues. For the three months ended March 31, 2010, we recognized $13.7 million of sales to customers in Europe, $10.5 million of sales to customers in Asia Pacific, $2.1 million of sales to customers in the Middle East, $6.1 million of sales to customers in Latin American countries, $0.8 million of sales to customers in the Commonwealth of Independent States, or former Soviet Union (CIS) and $5.2 million of sales to customers in Africa. To the extent that world events or economic conditions negatively affect our future sales to customers in these and other regions of the world or the collectibility of our existing receivables, our future results of operations, liquidity, and financial condition may be adversely affected. We currently require customers in these higher risk countries to provide their own financing and in some cases assist the customer in organizing international financing and export-import credit guarantees provided by the United States government. We do not currently extend long-term credit through promissory notes or similar credit agreements to companies in countries we consider to be inappropriate for credit risk purposes.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Please refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2009, for a discussion regarding the Company’s quantitative and qualitative disclosures about market risk. There have been no material changes to those disclosures during the three months ended March 31, 2010.
Item 4. Controls and Procedures
     Disclosure Controls and Procedures. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act as of March 31, 2010. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2010, our disclosure controls and procedures were effective such that the information relating to our company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
     Fletcher. We are involved in two lawsuits filed in Delaware involving Fletcher International, Ltd. (“Fletcher”), the holder of shares of our Series D Preferred Stock.
•	Under our February 2005 agreement with Fletcher, the aggregate number of shares of common stock issued or issuable to Fletcher upon conversion of the Series D Preferred Stock could not exceed a designated maximum number of shares (the “Maximum Number”), and such Maximum Number could be increased by Fletcher providing us with a 65-day notice of increase. In November 2008, Fletcher exercised its right to increase the Maximum Number from 7,669,434 shares to 9,669,434 shares. On September 15, 2009, Fletcher delivered a second notice to us that purported to increase the “Maximum Number” of shares of common stock issuable upon conversion of our Series D Preferred Stock from 9,669,434 shares to 11,669,434 shares. Our interpretation of the agreement with Fletcher gave Fletcher the right to issue only one notice to increase the Maximum Number (which Fletcher had exercised on November 8, 2008). On November 6, 2009, we filed an action in the Court of Chancery of the State of Delaware, styled ION Geophysical Corporation v. Fletcher International, Ltd., seeking a declaration that, under the agreement, Fletcher is permitted to deliver only one notice to increase the Maximum Number and that its purported second notice is legally invalid.
•	On November 25, 2009, Fletcher filed a lawsuit against us and each of our directors in the Delaware Court of Chancery. In the lawsuit, styled Fletcher International, Ltd. v. ION Geophysical Corporation, f/k/a Input/Output, Inc., ION International S.à r.l., James M. Lapeyre, Bruce S. Appelbaum, Theodore H. Elliott, Jr., Franklin Myers, S. James Nelson, Jr., Robert P. Peebler, John Seitz, G. Thomas Marsh And Nicholas G. Vlahakis, Fletcher alleges, among other things, that we violated Fletcher’s consent rights by ION International S.à r.l., an indirect wholly-owned subsidiary of ION Geophysical Corporation, issuing a convertible promissory note to the Bank of China in connection with the Bank of China bridge loan funded on October 27, 2009, and that the directors violated their fiduciary duty to the company by allowing ION International S.à r.l. to issue the note without Fletcher’s consent. Fletcher was seeking a court order requiring ION International S.à r.l. to repay the $10 million advanced to ION International S.à r.l. under the bridge loan and unspecified monetary damages. On March 24, 2010, the presiding judge in the case denied Fletcher’s request for a court order. In the lawsuit, Fletcher is not claiming that it had a right to consent to any note issued by ION Geophysical Corporation, including the issuance by ION Geophysical Corporation of a $30 million convertible promissory note to the Bank of China on October 27, 2009, as part of the bridge loan. We believe that Fletcher did not have the right to consent to the issuance of the bridge loan note by ION International S.à r.l. or any other promissory note and that the claims asserted by Fletcher in the lawsuit are without merit. We further believe that the ultimate outcome of the lawsuit will not result in a material adverse effect on our financial condition or results of operations. We intend to defend the claims against us in this lawsuit vigorously.
     Greatbatch. In 2002, we filed a lawsuit against operating subsidiaries of battery manufacturer Greatbatch, Inc., including its Electrochem division (collectively “Greatbatch”), in the 24th Judicial District Court for the Parish of Jefferson in the State of Louisiana. In the lawsuit, styled Input/Output, Inc. and I/O Marine Systems, Inc. v. Wilson Greatbatch Technologies, Inc., Wilson Greatbatch, Ltd. d/b/a Electrochem Lithium Batteries, and WGL Intermediate Holdings, Inc., Civil Action No. 578-881, Division “A”, we alleged that Greatbatch had fraudulently misappropriated our product designs and other trade secrets related to the batteries and battery pack used in our DigiBIRD® marine towed streamer vertical control device and used our confidential information to manufacture and market competing batteries and battery packs. After a two-week trial, on October 1, 2009 the jury concluded that Greatbatch had committed fraud, violated the Louisiana Unfair Trade Practices Act and breached a trust and nondisclosure agreement between us and Greatbatch, and awarded us $21.7 million in compensatory damages. On October 13, 2009, the presiding trial judge signed and entered the judgment, awarding us the amount of the jury verdict. Under applicable law, we are also entitled to receive legal interest from the date of filing the lawsuit, plus our attorneys’ fees and costs. Through March 31, 2010, accrued legal interest totaled $11.5 million, and interest will continue to accrue at the statutory annual rate until paid. Including the verdict amount and accrued interest, the total amount owed under the judgment as of March 31, 2010 was $33.2 million plus our attorneys’ fees and costs. The judgment is currently on appeal, and Greatbatch filed a Suspensive Appeal Bond for the amount of the judgment.
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
Item 1A. Risk Factors
     This report contains or incorporates by reference statements concerning our future results and performance and other matters that are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “would,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of such terms or other comparable terminology. Examples of other forward-looking statements contained or incorporated by reference in this report include statements regarding:
•	the expected effects of current and future worldwide economic conditions and demand for oil and natural gas and seismic equipment and services;

•	future compliance with our debt financial covenants;

•	future benefits to be derived from our INOVA Geophysical joint venture;

•	future availability of cash to fund our operations and pay our obligations;

•	the timing of anticipated sales;

•	future levels of spending by our customers;

•	future oil and gas commodity prices;

•	future cash needs and future sources of cash, including availability under our revolving line of credit facility;

•	expected net revenues, income from operations and net income;

•	the expected outcome of litigation and other claims against us ;

•	expected gross profits for our products and services;

•	future benefits to our customers to be derived from new products and services;

•	future growth rates for certain of our products and services;

•	the degree and rate of future market acceptance of our new products and services;

•	our expectations regarding oil and gas exploration and production companies and contractor end-users purchasing our more expensive, more technologically advanced products and services;

•	anticipated timing and success of commercialization and capabilities of products and services under development and start-up costs associated with their development;

•	expected improved operational efficiencies from our full-wave digital products and services;

•	potential future acquisitions;

•	future levels of capital expenditures;

•	our ability to maintain our costs at consistent percentages of our revenues in the future;

•	future demand for seismic equipment and services;

•	future seismic industry fundamentals;

•	the adequacy of our future liquidity and capital resources;

•	future opportunities for new products and projected research and development expenses;

•	success in integrating our acquired businesses;

•	sufficient future profits to fully utilize our net operating losses;

•	expectations regarding realization of deferred tax assets; and

•	anticipated results regarding accounting estimates we make.
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
     Information regarding some of the important factors that could cause actual results to differ, perhaps materially, from those described in our forward-looking statements is contained in the section entitled “Risk Factors” below.
     We disclaim any obligation, other than as may be imposed by law, to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.
     In addition to the section entitled “Risk Factors” beginning on page 17 of our Annual Report on Form 10-K for the year ended December 31, 2009 that has been previously filed with the SEC, we believe the following risk factors should be considered carefully.
     Our stock price has historically been very volatile from time to time. It declined precipitously from October 2008 to March 2009, and could decline again.
     The securities markets in general and our common stock in particular have experienced significant price and volume volatility in 2008, 2009 and 2010. The market price and trading volume of our common stock may continue to experience significant fluctuations due not only to general stock market conditions but also to a change in sentiment in the market regarding our operations or business prospects or those of companies in our industry. In addition to the other risk factors discussed in this section, the price and volume volatility of our common stock may be affected by:
•	operating results that vary from the expectations of securities analysts and investors;

•	factors influencing the levels of global oil and natural gas exploration and exploitation activities, such as declining prices for natural gas in North America;

•	the operating and securities price performance of companies that investors or analysts consider comparable to us;

•	announcements of strategic developments, acquisitions and other material events by us or our competitors; and

•	changes in global financial markets and global economies and general market conditions, such as interest rates, commodity and equity prices and the value of financial assets.
     To the extent that the price of our common stock remains at lower levels or it declines further, our ability to raise funds through the issuance of equity or otherwise use our common stock as consideration will be reduced. In addition, further increases in our leverage may make it more difficult for us to access additional capital. These factors may limit our ability to implement our operating and growth plans.
     If we, our option holders or stockholders holding registration rights sell additional shares of our common stock in the future, the market price of our common stock could decline. Additionally, our outstanding shares of Series D Preferred Stock are convertible into shares of our common stock. The conversion of the Series D Preferred Stock could result in substantial dilution to our existing stockholders. Sales in the open market of the shares of common stock acquired upon such conversion may have the effect of reducing the then-current market prices for our common stock.
     The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market in the future, or the perception that such sales could occur. These sales, or the possibility that these sales may occur, could make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
     As of April 30, 2010, we had 152,279,674 shares of common stock issued and outstanding. Substantially all of these shares are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. At April 30, 2010, we had outstanding stock options to purchase up to 7,637,600 shares of our common stock at a weighted average exercise price of $7.53 per share. We also had, as of that date, 618,206 shares of common stock reserved for issuance under outstanding restricted stock and restricted stock unit awards.
     On April 8, 2010, Fletcher International, Ltd., the holder of our Series D-1 Cumulative Convertible Preferred Stock, Series D-2 Cumulative Convertible Preferred Stock and Series D-3 Cumulative Convertible Preferred Stock (together, the “Series D Preferred Stock”), converted 8,000 shares of Series D-1 Cumulative Convertible Preferred Stock and 35,000 shares of Series D-3 Cumulative Convertible Preferred Stock into a total of 9,659,231 shares of our common stock. After giving effect to this conversion, Fletcher continues to hold 22,000 shares of our Series D-1 Cumulative Convertible Preferred Stock and 5,000 shares of our Series D-2 Cumulative Convertible Preferred Stock. Under the agreement with Fletcher by which it purchased the Series D Preferred Stock, Fletcher has the ability to sell, under currently effective registration statements, the shares of our common stock acquired by it upon conversion of the Series D Preferred Stock.
     In September 2009, Fletcher delivered a notice to us purporting to increase the total maximum number of shares of our common stock into which Fletcher’s preferred shares may convert, from 9,669,434 shares to 11,669,434 shares. Fletcher had delivered to us a similar notice in November 2008 to increase the then-maximum total number of shares of common stock into which Fletcher’s preferred shares could convert, from 7,669,434 shares to 9,669,434 shares. Because we believe that our agreement with Fletcher does not provide it, as the holder of our Series D Preferred the right to demand the additional increase requested in September 2009, we have filed a declaratory judgment action in the Court of Chancery of the State of Delaware asking the court to resolve the issue. We currently have other pending litigation with Fletcher in Delaware regarding other issues involving our Series D Preferred Stock. For more information regarding our pending litigation with Fletcher, please see the section entitled “Legal Proceedings” in this Form 10-Q.
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
     The conversion price of our outstanding Series D Preferred Stock is also subject to certain customary anti-dilution adjustments. For additional information regarding the terms of our Series D Preferred Stock, please see Note 7 “— Cumulative Convertible Preferred Stock” in this Form 10-Q.
     The 18,500,000 shares of common stock we issued in June 2009 to certain institutional investors are entitled to be resold into the public markets in transactions pursuant to a currently-effective registration statement that was declared effective by the SEC on June 16, 2009. Thus, to the extent they have not already done so, these purchasing institutional investors currently have the right to dispose of their shares in the public markets.
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
     Our INOVA Geophysical Joint Venture with BGP involves numerous risks.
     Our INOVA Geophysical joint venture with BGP is focused on designing, engineering, manufacturing, research and development, sales and marketing and field support of land-based equipment used in seismic data acquisition for the oil and gas industry. Excluded from the scope of the joint venture’s business are the analog sensor businesses of our company and BGP and the businesses of certain companies in which BGP or we are currently a minority owner. In addition to these excluded businesses, all of our other businesses — including our Marine Imaging Systems, Data Management Solutions and ION Solutions, which includes GXT’s Imaging Solutions, Integrated Seismic Solutions (ISS) and BasinSPAN and seismic data libraries —remain owned and operated by us and do not comprise a part of the joint venture.
     We may encounter difficulties in developing and expanding the business of INOVA Geophysical, funding any future capital contributions to the joint venture, exercising influence over the management and activities of the joint venture, quality control concerns regarding joint venture products and services and potential conflicts of interest with the joint venture and our joint venture partner. Any inability to meet our obligations as a joint venture partner under the joint venture agreement could result in our being subject to penalties and reduced percentage interests in the joint venture for our company. Also, we could be disadvantaged in the event of disputes and controversies with our joint venture partner, since our joint venture partner is a relatively significant customer of our products and services and future products and services of the joint venture.
     The joint venture is also subject to various additional risks that could adversely affect our results of operations. These risks include the following:
•	our interests could diverge from BGP’s interests in the future or we may not be able to agree with BGP on ongoing manufacturing, research and development and operational activities, or on the amount, timing or nature of further investments in the joint venture;

•	the terms of our joint venture arrangements may turn out to be unfavorable;

•	we currently own 49% of the total equity interests in INOVA Geophysical, so there are certain decisions affecting the business of the joint venture that we cannot control;

•	the joint venture’s cash flows may be inadequate to fund its capital requirements, thereby requiring additional contributions to the capital of the joint venture by the partners;

•	joint venture profits and cash flows may prove inadequate to fund cash dividends from the joint venture to the joint venture partners; and

•	the joint venture may experience difficulties and delays in ramping up production of the joint venture’s products.
     If the INOVA Geophysical joint venture is not successful, our business, results of operations or financial condition will likely be adversely affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (a) Not applicable.
     (b) Not applicable.
     (c) During the three months ended March 31, 2010, in connection with the vesting of (or lapse of restrictions on) shares of our restricted stock held by certain employees, we acquired shares of our common stock in satisfaction of tax withholding obligations that were incurred on the vesting date. The date of cancellation, number of shares and average effective acquisition price per share, were as follows:

(d) Maximum Number
(or Approximate
			(c) Total Number of	Dollar Value) of
			Shares Purchased	Shares That
	(a)	(b)	as Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Acquired	Paid Per Share	Program	Program
January 1, 2010 to January 31, 2010	—	$—	Not applicable	Not applicable
February 1, 2010 to February 28, 2010	—	$—	Not applicable	Not applicable
March 1, 2010 to March 31, 2010	11,481	$5.08	Not applicable	Not applicable

Total	11,481	$5.08

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ION GEOPHYSICAL CORPORATION
By	/s/ R. Brian Hanson
R. Brian Hanson
Executive Vice President and Chief Financial Officer (Duly authorized executive officer and principal financial officer)

Date: May 6, 2010

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.