Form 10-K/A
period 2009-12-31
ION GEOPHYSICAL CORP
filed 2010-07-09
CIK 866609

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

EXPLANATORY NOTE
     This Form 10-K/A is being filed to revise certain sections of Part II, Item 7 and Part II, Item 9A, of ION Geophysical Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 1, 2010. In addition, this Form 10-K/A includes disclosures pursuant to Part III, Item 11 of Form 10-K. These revisions are made in response to recent comments from the staff of the Division of Corporation Finance of the Securities and Exchange Commission.
     This amendment revises Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as follows:
•	Amends the section entitled “ — Key Financial Metrics” by adding gross profit and gross margin data to the table;

•	Amends the subsections entitled “ — Results of Operations — Year Ended December 31, 2009 Compared to Year Ended December 31, 2008” and “ — Results of Operations — Year Ended December 31, 2008 Compared to Year Ended December 31, 2007,” by providing under “Net Revenues, Gross Profits and Gross Margins” of each subsection, additional disclosures regarding the profitability of our business segments;

•	Amends the first paragraph under “ — Liquidity and Capital Resources — Sources of Capital” to provide additional disclosures regarding our working capital requirements; and

•	Amends the subsection entitled “ — Meeting our Liquidity Requirements — Cash Flow from Operations” to provide additional disclosures regarding our cash flows from operations and causes of changes in certain working capital line items in 2009 and 2008.
     This amendment also revises Part II, Item 9A. “Controls and Procedures” by deleting the last two sentences from the first paragraph under sub-section (a), “Evaluation of Disclosure Controls and Procedures.”
     In addition, this amendment revises certain information contained in ION Geophysical’s Definitive Proxy Statement for its Annual Meeting of Stockholders held on May 26, 2010, which was filed with the SEC on Schedule 14A on April 21, 2010. These revisions appear in Part III, Item 11. “Executive Compensation” of this Form 10-K/A:
•	Amends the subsection entitled “Compensation Discussion and Analysis — Objectives of Our Executive Compensation Programs — General Compensation Philosophy and Policy” by providing additional information regarding our company’s determination not to proceed with our stock option replenishment program during 2009;

•	Amends the subsection entitled “Compensation Discussion and Analysis — Annual Incentive Compensation — 2009 Incentive Plan” by providing additional information regarding the Compensation Committee’s evaluation of executive performance and personal criteria success factors; and

•	Amends the subsection entitled “Summary Compensation Table — Potential Payments Upon Termination or Change of Control” by providing information regarding the definition of “change of control” under certain employment agreements and equity compensation plans and information regarding certain potential payments upon termination or a change of control for James R. Hollis, a former executive officer.
     As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act), new certifications by our company’s principal executive officer and principal financial officer are being filed as exhibits to this Form 10-K/ A under Item 15 of Part IV.
     For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Exchange Act, each item of our Annual Report on Form 10-K for the year ended December 31, 2009, as originally filed on March 1, 2010, that was affected by this Form 10-K/A, has been amended and restated in its entirety. No attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the original Form 10-K, except as required to reflect such amendments.
     This Form 10-K/A contains “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements should be read in conjunction with the cautionary statements and other important factors included in the Form 10-K. See Item 1A. “Risk Factors” of the Form 10-K for a description of important factors which could cause actual results to differ materially from those contained in the forward-looking statements.
     In this Form 10-K/A, “ION Geophysical,” “ION,” “company,” “we,” “our,” “ours” and “us” refer to ION Geophysical Corporation and its consolidated subsidiaries, except where the context otherwise requires or as otherwise indicated. Certain trademarks, service marks and registered marks of ION referred to in this Form 10-K /A are defined in Item 1. “Business — Intellectual Property” in the Form 10-K.

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Note: The following should be read in conjunction with our Consolidated Financial Statements and related notes that appear elsewhere in the Annual Report on Form 10-K filed with the SEC on March 1, 2010.
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
Key Financial Metrics
     The following table provides an overview of key financial metrics for our company as a whole and our four business segments during the twelve months ended December 31, 2009, compared to those for fiscal 2008 and 2007 (in thousands, except per share amounts):

	Years Ended December 31,
	2009	2008	2007
Net revenues:
ION Systems Division:
Land Imaging Systems	$103,038	$200,493	$325,037
Marine Imaging Systems	103,024	182,710	177,685
Data Management Solutions	33,733	37,240	37,660

Total ION Systems Division	239,795	420,443	540,382
ION Solutions Division	179,986	259,080	172,729

Total	$419,781	$679,523	$713,111

Gross profits:
ION Systems Division:
Land Imaging Systems	$1,931	$30,279	$59,786
Marine Imaging Systems	48,365	74,567	69,904
Data Management Solutions	21,998	24,656	22,292

Total ION Systems Division	72,294	129,502	151,982
ION Solutions Division	59,844	78,246	54,601

Total	$132,138	$207,748	$206,583

Gross margins:
ION Systems Division:
Land Imaging Systems	1.9%	15.1%	18.4%
Marine Imaging Systems	46.9%	40.8%	39.3%
Data Management Solutions	65.2%	66.2%	59.2%

Total ION Systems Division	30.1%	30.8%	28.1%
ION Solutions Division	33.2%	30.2%	31.6%

Total	31.5%	30.6%	29.0%

Income (loss) from operations:
ION Systems Division:
Land Imaging Systems	$(39,126)	$(13,662)	$28,681
Marine Imaging Systems	29,632	52,624	44,727
Data Management Solutions	19,970	22,298	17,290

Total ION Systems Division	10,476	61,260	90,698
ION Solutions Division	27,747	40,534	21,646
Corporate	(58,395)	(62,334)	(48,450)
Impairment of goodwill and intangible assets	(38,044)	(252,283)	—

Total	$(58,216)	$(212,823)	$63,894

Net income (loss) applicable to common shares	$(113,559)	$(293,713)	$40,256

Basic net income (loss) per common share	$(1.03)	$(3.06)	$0.49

Diluted net income per (loss) common share	$(1.03)	$(3.06)	$0.45

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
Results of Operations
Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
Net Revenues, Gross Profits and Gross Margins.
     Land Imaging Systems. Net revenues in 2009 decreased by $97.5 million, to $103.0 million, compared to $200.5 million for the twelve months ended December 31, 2008. Despite the inclusion of ARAM’s full-year operating results, net revenues decreased across all of the land imaging segment’s product lines due to the continued market decline, which greatly impacted our business in North America and Russia. Gross profit decreased by $28.3 million to $1.9 million, representing a 1.9% gross margin, compared to $30.3 million, representing a 15.1% gross margin, during the twelve months ended December 31, 2008. The decrease in gross margins in our Land Imaging Systems was due to the full-year impact of ARAM’s intangible asset amortization and our land segment’s rental pool depreciation, combined with lower sales volumes. Additionally, sales of our land acquisition systems, which normally have higher margins than our other land products (such as vibrator trucks), also decreased in 2009 compared to 2008, and contributed to the decreased gross margins in this segment.
     Marine Imaging Systems. Net revenues in 2009 decreased by $79.7 million to $103.0 million, compared to $182.7 million for the year ended December 31, 2008. This decrease was seen across most of our marine imaging product lines, most notably in our marine streamer positioning products and our VectorSeis Ocean (VSO) system product line. The decline in our marine streamer positioning products was due to the delays in the scheduled completion and commissioning of new marine vessels to be introduced into the market, which would otherwise have been outfitted with our marine products and would have contributed to our revenues. The decrease in our VSO revenues was due to deliveries in 2008 of VSO System 4 and System 5, which were not duplicated in 2009. This decrease was partially offset by increased sales of our DigiFIN streamer control systems, compared to 2008 levels. Gross profit decreased by $26.2 million to $48.4 million, representing a 46.9% gross margin, compared to $74.6 million, representing a 40.8% gross margin, during the twelve months ended December 31, 2008. The increase in gross margins in our Marine Imaging Systems segment was mainly due to changes in the product mix, principally attributable to a decrease of $38.7 million in VSO revenues in 2009 compared to 2008. Sales of our VSO systems have generally experienced lower margins compared to our other marine products.
     Data Management Solutions. Our Data Management Solutions’ net revenues decreased by $3.5 million to $33.7 million, compared to $37.2 million in 2008. The decrease was due entirely to the effect of foreign currency exchange rate fluctuations. Expressed in Great Britain Pounds Sterling (the local currency), net revenues actually increased by £1.2 million, which was principally due to increased sales of our Orca software product. Gross profit decreased by $2.7 million to $22.0 million, representing a 65.2% gross margin, compared to $24.7 million, representing a 66.2% gross margin, during the twelve months ended December 31, 2008. The slight decrease in gross margins in our Data Management Systems was due to changes in product mix, with slightly more equipment sales, which have lower margins than the software sales, in 2009 compared to 2008.
     ION Solutions. Net revenues decreased by $79.1 million, to $180.0 million, compared to $259.1 million in 2008. The results for 2009 reflected decreases in sales from our seismic data library from our completed multi-client seismic surveys, most notably in the Africa and India regions, and decreased revenues from new multi-client seismic surveys. These decreases were due to decreased spending by our customers as a result of reduced demand caused by the economic recession. With the overall market decline, the market focus shifted from the acquisition of new seismic data to utilizing and reprocessing previously acquired seismic data. This shift was evidenced by the decreases in our multi-client seismic data library sales and revenues from new multi-client seismic surveys; however, these decreases were partially offset by increases in data processing revenues. Gross profit decreased by $18.4 million to $59.8 million, representing a 33.2% gross margin, compared to $78.2 million, representing a 30.2% gross margin, during the twelve months ended December 31, 2008. The increase in gross margins for our ION Solutions division was mainly driven by the increased revenues from our data processing services compared to revenues from these services for the prior year. This increase was partially offset by lower gross margins in our multi-client data library sales, which were due to the impact of the straight-line multi-client data library amortization rates, combined with lower revenues from sales from that data library. See “ — Critical Accounting Policies and Estimates — Revenue Recognition and Product Warranty.”
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
Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
Net Revenues, Gross Profits and Gross Margins.
     Land Imaging Systems. Net revenues decreased by $124.5 million, to $200.5 million compared to $325.0 million during the twelve months ended December 31, 2007. Despite the inclusion of ARAM’s operating results for the last three and a half months of 2008, the segment was strongly impacted by the market decline, which resulted in reduced sales of both land systems and vibroseis trucks. This decrease was made more pronounced by the inclusion of several large 2007 sales of our land acquisition systems that were not duplicated in 2008, including the sale of 14 land acquisition systems to ONGC, the sale of our initial version of FireFly and significantly increased vibrator truck sales in 2007. Gross profit decreased by $29.5 million to $30.3 million, representing a 15.1% gross margin, compared to $59.8 million, representing a 18.4% gross margin, during the twelve months ended December 31, 2007. The decrease in gross margins in our Land Imaging Systems was principally due to inventory write downs of our mature analog products of approximately $10.1 million directly related to the integration activities of ARAM into our current operating segment and the addition of ARAM’s intangible asset amortization combined with lower sales volumes. Additionally, sales of our legacy land acquisition systems, which normally have higher margins, also decreased compared to 2007 and contributed to the decreased gross margins.
     Marine Imaging Systems. Net revenues increased by $5.0 million to $182.7 million, compared to $177.7 million during the year ended December 31, 2007, principally due to stronger sales of our marine positioning products, including sales related to the full commercialization of our DigiFIN advanced streamer command and control system, the first two commercial sales of our DigiSTREAMER™ system and stronger sales of our marine seismic data acquisition products. We delivered to RXT the fifth VSO system in 2008; however, VSO system sales decreased compared to 2007, mainly due to the timing of the sales. Gross profit increased by $4.7 million to $74.6 million, representing a 40.8% gross margin, compared to $69.9 million, representing a 39.3% gross margin, during the twelve months ended December 31, 2007. The increase in gross margins in our Marine Imaging Systems segment is mainly due to product mix with a decrease in our VSO revenues in 2008 compared to 2007. Our VSO product lines normally have lower margins when compared to our other products.
     Data Management Solutions. Net revenues decreased slightly by $0.5 million to $37.2 million compared to $37.7 million. This decrease was due entirely to the effect of foreign currency exchange rate fluctuations in 2008. Removing the impact of these exchange rate fluctuations, net revenues increased by £1.4 million, principally due to increased sales of Orca. Gross profit increased by $2.4 million to $24.7 million, representing a 66.2% gross margin, compared to $22.3 million, representing a 59.2% gross margin, during the twelve months ended December 31, 2007. This increase in gross margins was due to changes in product mix, with more sales in 2008 of software products (especially Orca), which traditionally have higher margins than equipment sales, than we experienced in 2007.
     ION Solutions. Net revenues increased by $86.4 million, to $259.1 million, compared to $172.7 million in 2008. The results for 2008 reflected increases in our new venture program revenues, mainly off the coasts of Alaska and South America, increases in our multi-client data library sales, most notably in the Africa region, and in our data processing revenues. These increases were due to the continued increased spending throughout a majority of 2008; however, the economic recession impacted our new venture programs and our multi-client data library businesses beginning in late 2008. Gross profit increased by $23.6 million to $78.2 million, representing a gross margin of 30.2%, compared to $54.6 million, representing a gross margin of 31.6%, during the twelve months ended December 31, 2007. The decrease in gross margins in this segment was mainly driven by the change in the sales mix between our new venture program sales and multi-client data library sales, partially offset by the higher levels of data processing revenues.
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
Liquidity and Capital Resources
Sources of Capital
     Our cash requirements include our working capital requirements, and cash required for our debt service payments, dividend payments on our preferred stock, seismic data acquisitions and capital expenditures. As of December 31, 2009, we had a working capital deficit of $59.0 million, principally resulting from the reclassification of our long-term indebtedness under our commercial banking revolving line of credit and term loan facility to short-term indebtedness. Excluding $271.1 million of our short-term notes payable and the current maturities of our long-term debt, our working capital would have been a positive $212.1 million at December 31, 2009. Working capital requirements are mainly driven by our continued investment in our multi-client seismic data library ($89.6 million in fiscal 2009) and our inventory purchase obligations. In comparison to one year ago, we have reduced our outstanding inventory purchase obligations to $21.4 million at December 31, 2009 from $72.6 million at December 31, 2008. Also, our headcount has traditionally been a significant driver of our working capital needs. Because a significant portion of our business is involved in the planning, processing and interpretation of seismic data services, one of our largest investments is in our employees, which involves cash expenditures for their salaries, bonuses, payroll taxes and related compensation expenses. Our working capital requirements may change from time to time depending upon many factors, including our operating results and adjustments in our operating plan required in response to industry conditions, competition, acquisition opportunities and unexpected events. In recent years, our primary sources of funds have been cash flows generated from our operations, our existing cash balances, debt and equity issuances and borrowings under our revolving credit and term loan facilities (see “— Revolving Line of Credit and Term Loan Facilities” below)
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
     Cash and cash equivalents were $16.2 million at December 31, 2009, a decrease of $19.0 million compared to December 31, 2008. Net cash provided by operating activities was $52.0 million for the year ended December 31, 2009, compared to $111.7 million for the year ended December 31, 2008. The decrease in our cash flows from operations was due in part to the decrease in revenues and our results of operations for 2009 compared to our results for 2008. The decrease in our results of operations is more fully described at “— Results of Operations — Year Ended December 31, 2009 Compared to Year Ended December 31, 2008”. The decline in our revenues, combined with an increase in our receivables collection efforts, resulted in reductions in our account receivables and unbilled receivables balances. Also, during 2009 we made significant payments to our vendors related to our outstanding inventory purchase obligations. We have reduced, and will continue to reduce, our inventory purchase obligations and costs and expenses for our manufacturing activities, until such time as we experience increased levels of customer demand for our products. For example, we have decreased our contractual inventory purchase obligations to $21.4 million at December 31, 2009 compared to $72.6 million at December 31, 2008. We believe that a majority of our equipment sales in 2010 will be produced from our current inventories rather than from the purchase or manufacture of new inventories.
     Cash and cash equivalents were $35.2 million at December 31, 2008, a decrease of $1.2 million compared to December 31, 2007. Net cash provided by operating activities was $111.7 million for the year ended December 31, 2008, compared to $93.8 million for the year ended December 31, 2007. The increase in cash flows from operations was due in part to our decreased receivables balance, an increase in our accounts payable and accrued expenses which was primarily due to our inventory purchases and timing of our vendor payments. The decline in our revenues, particularly in the fourth quarter of 2008 compared to 2007, combined with an increase in our receivables collection efforts, resulted in reductions in our accounts receivables balances. Our investment in inventories was mainly due to inventory orders and purchases that occurred prior to the economic downturn. As a result of the economic downturn, we are focused on reducing our inventory purchase obligations and costs and expenses for our manufacturing activities. Our contractual inventory purchase obligations decreased from $107.0 million outstanding at December 31, 2007 to $72.6 million at December 31, 2008.
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
     The independent registered public accounting firm that has also audited the Company’s consolidated financial statements included in the Annual Report on Form 10-K has issued an audit report on our internal control over financial reporting. This report appears below.
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
                                                            /s/ Ernst and Young LLP
Houston, Texas
     March 1, 2010

PART III
Item 11. Executive Compensation
          Compensation Committee Interlocks and Insider Participation
          The members of the Compensation Committee of our board of directors are Franklin Myers (Chairman), James M. Lapeyre, Jr., John N. Seitz and Nicholas G. Vlahakis. No member of the Committee is, or was during 2009, an officer or employee of ION. Mr. Lapeyre is President and Chief Executive Officer and a significant equity owner of Laitram, L.L.C, which has had a business relationship with ION since 1999 that continued into 2009. During 2009, we paid Laitram and its affiliates a total of approximately $4.0 million, which consisted of approximately $3.2 million for manufacturing services, $700,000 for rent and other pass-through third party facilities charges, and $100,000 for other services. See “— Certain Transactions and Relationships” below.
          During 2009:
•	No executive officer of ION served as a member of the compensation committee of another entity, one of whose executive officers served on the Compensation Committee of ION;

•	No executive officer of ION served as a director of another entity, one of whose executive officers served on the Compensation Committee of ION; and

•	No executive officer of ION served as a member of the compensation committee of another entity, one of whose executive officers served as a director of ION.
EXECUTIVE COMPENSATION
     Introductory note: The following discussion of executive compensation contains descriptions of various employee benefit plans and employment-related agreements. These descriptions are qualified in their entirety by reference to the full text or detailed descriptions of the plans and agreements, which are filed or incorporated by reference as exhibits to our annual report on Form 10-K for the year ended December 31, 2009. In this discussion, the terms “ION,” “we,” “our” and “us” refer to ION Geophysical Corporation and its consolidated subsidiaries, except where the context otherwise requires or as otherwise indicated.
Compensation Discussion and Analysis
     This Compensation Discussion and Analysis provides an overview of the Compensation Committee of our Board of Directors, a discussion of the background and objectives of our compensation programs for our senior executives, and a discussion of all material elements of the compensation of each of the executive officers identified in the following table, whom we refer to as our named executive officers:

Name	Title
Robert P. Peebler	Chief Executive Officer and Director (our principal executive officer)
James R. Hollis	President and Chief Operating Officer (Mr. Hollis’ employment with ION ended on January 29, 2010)
R. Brian Hanson	Executive Vice President and Chief Financial Officer (our principal financial officer)
Christopher M. Friedemann	Senior Vice President, Corporate Marketing
David L. Roland	Senior Vice President, General Counsel and Corporate Secretary
Introduction/Corporate Governance
Compensation Committee
     The Compensation Committee of our Board of Directors reviews and approves, or recommends to the Board for approval, all salary and other remuneration for our executive officers and oversees matters relating to our employee compensation and benefit programs. The Committee is composed of the following directors:

Franklin Myers, Chairman
James M. Lapeyre, Jr.
John N. Seitz
Nicholas G. Vlahakis
     No member of the Committee is an employee of ION. The Board of Directors has determined that each member of the Committee satisfies the definition of “independent” as established in the NYSE corporate governance listing standards.
     The Committee operates pursuant to a written charter that sets forth its functions and responsibilities. A copy of the charter can be viewed on our website at http://www.iongeo.com/content/released/comp___committee_charterionfeb_2008.pdf. The Chairman of the Committee is in charge of the Committee’s meeting agendas and, with the assistance of our Corporate Secretary, establishes the Committee’s meetings and calendar. For a description of the responsibilities of the Compensation Committee, see “Item 1. — Election of Directors — Committees of the Board — Compensation Committee” above.
Compensation Consultants
     Each year from 2005 to 2008, the Compensation Committee has retained Towers Perrin as its independent compensation advisor to advise the Committee on our compensation practices and to assist in developing and implementing our executive compensation program and philosophy. Towers Perrin evaluated our long-term incentive strategy and our stock plans, analyzed our outstanding stock options, restricted stock and other stock-based awards, and provided the Committee with recommendations on our overall long-term incentive strategy and the number of shares to propose to add to our stock plans for future grants to employees and directors, which the Committee and the Board of Directors later approved. In addition, the firm provided the Committee with a summary of changes to disclosure requirements related to executive officer and director compensation. At the request of the Committee, the firm also performed an analysis of competitive compensation levels for our Chief Executive Officer. During 2008, the Governance Committee of our Board retained Hewitt Associates to perform an analysis of prevailing industry compensation levels for our directors. During the first half of 2009, the Compensation Committee engaged Performensation Consulting, an equity compensation consultant, to assist the company and the Compensation Committee in designing a proposed new employee stock purchase plan and a program to permit our current employees to exchange outstanding stock options having exercise prices substantially above the current market price of our common stock, and receive shares of our common stock (the “Replenishment Program”). During the first quarter of 2010, the Compensation Committee engaged ISS Corporate Services, Inc., a wholly-owned subsidiary of RiskMetrics Group, Inc., to provide the company with benchmarking and modeling services related to its proposals to (i) amend ION’s 2004 Long-Term Incentive Plan to increase the total number of shares of ION’s common stock available for issuance under the plan, and (ii) approve the Purchase Plan.
     During 2008 and 2009, none of Towers Perrin, Hewitt Associates, Performensation Consulting or ISS advised our company or our executive officers on matters outside of these engagements by the Board or its committees.
Role of Management in Establishing and Awarding Compensation
     On an annual basis, our Chief Executive Officer, with the assistance of our Human Resources department, recommends to the Compensation Committee any proposed increases in base salary, bonus payments and equity awards for our executive officers other than himself. No executive officer is involved in determining his own salary increase, bonus payment or equity award. When making officer compensation recommendations, our Chief Executive Officer takes into consideration compensation benchmarks, which include industry standards for similar sized organizations serving similar markets, as well as comparable positions, the level of inherent importance and risk associated with the position and function, and the executive’s job performance over the previous year. See “ — Objectives of Our Executive Compensation Programs — Benchmarking” and “— Elements of Compensation — Base Salary” below.
     Our Chief Executive Officer, with the assistance of our Human Resources department and input from our executive officers and other members of senior management, also formulates and proposes to the Compensation Committee an employee bonus incentive plan for the ensuing year. For a description of our process for formulating the employee bonus incentive plan and the factors that we consider, see “— Elements of Compensation — Annual Incentive Compensation” below.
     The Committee reviews and approves all compensation and awards to executive officers and all bonus incentive plans. With respect to equity compensation awarded to employees other than executive officers, the Compensation Committee reviews and approves all grants of restricted stock and stock options above 5,000 shares, generally based upon the recommendation of the Chief Executive

Officer, and has delegated option and restricted stock granting authority to the Chief Executive Officer as permitted under Delaware law for grants to non-executive officers of up to 5,000 shares. Our Chief Executive Officer provides a report to the Compensation Committee of all options and restricted stock awarded by him under this delegated authority.
     On its own initiative, at least once a year, the Compensation Committee reviews the performance and compensation of our Chief Executive Officer and, following discussions with the Chief Executive Officer and other members of the Board of Directors, establishes his compensation level. Where it deems appropriate, the Compensation Committee will also consider market compensation information from Towers Perrin or other independent sources. See “— Objectives of Our Executive Compensation Programs — Benchmarking” below.
     Certain members of our senior management generally attend most meetings of the Compensation Committee, including our Chief Executive Officer, our Senior Vice President — Global Human Resources, and our General Counsel/Corporate Secretary. However, no member of management votes on items before the Compensation Committee. The Compensation Committee and Board of Directors do solicit the views of our Chief Executive Officer on compensation matters, particularly as they relate to the compensation of the other named executive officers and the other members of senior management reporting to the Chief Executive Officer. The Committee often conducts an executive session during each meeting, during which members of management are not present.
Compensation Committee Activity
     During 2009, the Compensation Committee met in person or by conference call six times. In two of those meetings, the Committee also met in executive session with no members of management present. In addition to the six meetings mentioned above, the Committee took action by unanimous written consent, as permitted under Delaware law and our Bylaws, two times during 2009, primarily to approve individual non-executive employee grants of restricted stock and stock options. We believe that each of these individual grants made by unanimous written consent of the Committee complied with the applicable grant date requirements under Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic (ASC) 718, “Compensation — Stock Compensation”) (“ASC Topic 718”).
     During 2009 and the first quarter of 2010, the Committee took the following actions:
•	Reviewed the 2009 and 2010 employee bonus plans submitted by our Chief Executive Officer and approved each plan after making desired revisions.

•	Considered and approved employee bonus awards payable under our 2008 and 2009 bonus plans and discretionary bonus awards for certain employees in recognition of their performance during 2008 and 2009.

•	Engaged Hewitt Associates for:
-	an analysis of our 2009 long-term incentive strategy, our stock plans and our outstanding stock options, restricted stock and other stock-based awards, and

-	a recommendation on our strategy in 2009 with regards to future grants to employees and directors.
•	Engaged Performensation Consulting to assist in designing a new employee stock purchase plan (which we and the Committee decided not to pursue for 2009 but are pursuing for 2010) and the Replenishment Program (which we and the Committee decided not to pursue).

•	Approved amendments to our 2004 Long-Term Incentive Plan, as recommended by Towers Perrin in 2010, to increase the number of shares available for grant to employees and directors under the plan and recommended the proposed amendments to our Board to be submitted to our stockholders for approval at our 2010 annual stockholders’ meeting.

•	Participated in the Board review of the succession plan for our Chief Executive Officer and other key members of senior management.

•	Considered and approved annual base salary increases for individual executive officers and the overall percentage of annual base salary increase applicable to our employees as a whole.

•	Considered and approved annual employee stock option and restricted stock awards, including awards for individual executive officers.

•	Approved grants of restricted stock, stock options, restricted stock units and stock appreciation rights to various employees.

•	Considered and approved, subject to stockholder approval, the Replenishment Program, which would have permitted certain of our current employees to exchange certain outstanding stock options having exercise prices substantially above the current market price of our common stock, and receive shares of our common stock. After obtaining shareholder approval for the Replenishment Program, we decided not to pursue the program.

•	Reviewed and discussed with management this Compensation Discussion and Analysis.

•	Engaged ISS Corporate Services, Inc., a wholly-owned subsidiary of RiskMetrics Group, Inc., to provide benchmarking and modeling services related to the company’s proposals to amend the 2004 Long-Term Incentive Plan to increase the total number of shares of ION’s common stock available for issuance under the plan and approve the Purchase Plan.
Objectives of Our Executive Compensation Programs
General Compensation Philosophy and Policy
     Through our compensation programs, we seek to achieve the following general goals:
•	attract and retain qualified and productive executive officers and key employees by providing total compensation competitive with that of other executives and key employees employed by companies of similar size, complexity and industry of business;

•	encourage our executives and key employees to achieve strong financial and operational performance;

•	offer performance-based compensation to create meaningful links between corporate performance, individual performance and financial rewards;

•	align the interests of our executives with those of our stockholders by providing a significant portion of total pay in the form of stock-based incentives;

•	encourage long-term commitment to our company; and

•	limit corporate perquisites to seek to avoid perceptions both within and outside of our company of “soft” compensation.
     Our governing principles in establishing executive compensation have been:
     Long-Term and At-Risk Focus. Premium compensation opportunities should be composed of long-term, at-risk pay to focus our management on the long-term interests of our company. Base salary, annual incentives and employee benefits should be at competitive levels when compared to similarly-situated companies.
     Equity Orientation. Equity-based plans should comprise a major part of the at-risk portion of total compensation to instill ownership thinking and to link compensation to corporate performance and stockholder interests.
     Competitive. We emphasize total compensation opportunities consistent on average with our peer group of companies. Competitiveness of annual base pay and annual incentives is independent of stock performance. However, overall competitiveness of total compensation is generally contingent on long-term, stock-based compensation programs.
     Focus on Total Compensation. In making decisions with respect to any element of an executive officer’s compensation, the Committee obtains information on and considers the total compensation that may be awarded to the executive officer, including salary, annual bonus and long-term incentive compensation. These total compensation reports are prepared by our Human Resources department and present the dollar amount of each component of the named executive officers’ compensation, including current cash compensation (base salary, past bonus and eligibility for future bonus), equity awards and other compensation. The overall purpose of these total compensation reports is to bring together, in one place, all of the elements of actual and potential compensation of our named executive officers, as well as information about wealth accumulation, so that the Compensation Committee may analyze both the individual elements of compensation (including the compensation mix) as well as the aggregate total amount of actual and projected compensation. In its most recent review of total compensation reports, the Committee determined that annual compensation amounts for our Chief Executive Officer and our other named executive officers remained generally consistent with the Committee’s expectations. However, the Committee reserves the right to make changes that it believes are warranted.
     In April 2009, the Committee approved and the company implemented an employee base salary reduction program, including reductions to base salaries for the named executive officers, to reduce company operating costs during the recent market downturn resulting from the economic recession and decline in oil and gas prices. As a result of the market downturn, our stock price had declined to historic low levels, resulting in our employees holding stock options with exercise prices that greatly exceeded both the current market price of ION common stock and the average market price of our stock over the prior 12 months. The Committee recognized that these underwater options no longer provided the long-term incentive and retention objectives that they were intended to provide. As a result, the Board and the Committee proposed and recommended that the company’s stockholders approve the Replenishment Program, which would permit certain of our current employees to exchange certain outstanding stock options having exercise prices substantially above the current market price of our common stock, and receive shares of our common stock. After obtaining shareholder approval for the Replenishment Program, the Board and the Committee decided not to implement the program. The proposal to approve the Replenishment Program had provided that even if approved by our shareholders, our Board of Directors or Compensation Committee could still decide not to implement the program. The reasons the program was ultimately not implemented were (i) the increase in the market price of our common stock after the date of mailing (in April 2009) of the proxy material for our 2009 annual meeting of shareholders had effectively reduced the number of participants who would have benefited from participating in the program and (ii) the expenditures involved in implementing the program and the compensation charges against our earnings that would result from the program outweighed the projected benefits that the program would provide to our company and our employees.
     Internal Pay Equity. Our core compensation philosophy is to pay our executive officers competitive levels of compensation that best reflect their individual responsibilities and contributions to our company, while providing incentives to achieve our business and financial objectives. While comparisons to compensation levels at other companies (discussed below) are helpful in assessing the overall competitiveness of our compensation program, we believe that our executive compensation program also must be internally consistent and equitable in order for our company to achieve our corporate objectives. Each year our Human Resources department reports to the Compensation Committee the total compensation paid to our Chief Executive Officer and all other senior executives, which includes a comparison for internal pay equity purposes. Over time there have been variations in the comparative levels of compensation of executive officers and changes in the overall composition of the management team and the overall accountabilities of the individual executive officers; however, we and the Committee are satisfied that total compensation received by executive officers reflects an appropriate differential for executive compensation.
     These principles apply to compensation policies for all of our executive officers and key employees. We do not follow the principles in a mechanistic fashion; rather, we apply experience and judgment in determining the appropriate mix of compensation for each individual. This judgment also involves periodic review of discernible measures to determine the progress each individual is making toward agreed-upon goals and objectives.
Benchmarking
     When making compensation decisions, we also look at the compensation of our Chief Executive Officer and other executive officers relative to the compensation paid to similarly-situated executives at companies that we consider to be our industry and market peers — a practice often referred to as “benchmarking.” We believe, however, that a benchmark should be just that — a point of reference for measurement — but not the determinative factor for our executives’ compensation. The purpose of the comparison is not to supplant the analyses of internal pay equity, total wealth accumulation and the individual performance of the executive officers that we consider when making compensation decisions. Because the comparative compensation information is just one of the several analytic tools that are used in setting executive compensation, the Compensation Committee has discretion in determining the nature and extent of its use. Further, given the limitations associated with comparative pay information for setting individual executive compensation, including the difficulty of assessing and comparing wealth accumulation through equity gains, the Committee may elect to not use the comparative compensation information at all in the course of making compensation decisions.
     At least once each year, generally in or around August, our Human Resources department, under the oversight of the Compensation Committee, reviews data from market surveys, independent consultants and other sources to assess our competitive position with respect to base salary, annual incentives and long-term incentive compensation.
     As a result of the negative impact on the company’s business caused by the worldwide recession that began in late 2008 and existed throughout 2009, annual increases to employee base salaries were not considered during 2009. When reviewing compensation data in

2008, we utilized data primarily from Radford salary surveys, the Mercer Global Planning Report 2009 and the WorldatWork 2007-2008 Salary Budget Survey. The survey information from these three resources covered a broad range of industries and companies. For example, the WorldatWork Salary Budget Survey covered 2,800 participating organizations. When reviewing compensation data in 2006 with regard to the compensation of our Chief Executive Officer, the Compensation Committee engaged Towers Perrin to perform a marketplace compensation analysis. In the study, the firm presented data to the Committee from the Towers Perrin 2005 Energy Industry Incentive Survey, the Mercer Human Resource Consulting 2005 Energy Compensation Survey and a proxy compensation analysis for the Chief Executive Officer position among a group of ten industry peer companies. These industry peer companies were:

Global Industries Ltd.	OYO Geospace Corp.
Horizon Offshore Inc.	TETRA Technologies Inc.
Cal Dive International Inc.	Veritas DGC Inc.
Intergraph Corp.	Grant Prideco Inc.
Oceaneering International Inc.	Oil States International Inc.
     When determining compensation for Mr. Hollis when he was promoted to President and Chief Operating Officer in December 2008, we utilized data primarily from the Oilfield Manufacturing & Services Industry (OFMS) Executive Survey and executive surveys from Radford, Mercer and Towers Perrin. The OFMS survey compiles survey results and/or proxy compensation data from the following oilfield services companies:

Baker Hughes Incorporated	Hydril Company LP
Bristow Group Inc.	ION Geophysical Corporation
Complete Production Services, Inc.	National Oilwell Varco, Inc.
Cameron International Corporation	Newpark Resources, Inc.
Core Laboratories	Oil States International Inc.
ENSCO, Inc.	Pride International, Inc.
FMC Technologies, Inc.	Rowan Companies, Inc.
GlobalSantaFe (now Transocean Inc.)	Smith International, Inc.
Gulfmark Offshore, Inc.	TIW Corporation
Halliburton Company	VetcoGray
Hanover Compressor (now Exterran)	Warren Equipment Company
     The overall results of the Towers Perrin analysis (with regard to Chief Executive Officer compensation) and the consulting firm surveys (with regard to compensation for all other levels within our company) provide the starting point for our compensation analysis. We believe that the surveys and the Towers Perrin analysis contain relevant compensation information from companies that are representative of the sector in which we operate, have relative size as measured by market capitalization, and experience relative complexity in the business and the executives’ roles and responsibilities.
     Beyond the report and survey numbers, we look extensively at a number of other factors, including our estimates of the compensation at our most comparable competitors and other companies that were closest to our company in size, profitability and complexity. We also consider an individual’s current performance, the level of corporate responsibility, and the employee’s skills and experience, collectively, in making compensation decisions.
     In the case of our Chief Executive Officer and some of our other executive officers, we also consider our company’s performance during the person’s tenure, and the anticipated level of difficulty of replacing the person with someone of comparable experience and skill. When we hired R. Brian Hanson as our new Executive Vice President/Chief Financial Officer in May 2006, for example, we based our total compensation ranges for the position primarily on our direct experience and observations regarding competitive compensation packages for candidates possessing requisite levels of senior executive-level financial management experience, expertise and achievement.
     In addition to our periodic review of compensation, we also regularly monitor market conditions and will adjust compensation levels from time to time as necessary to remain competitive and retain our most valuable employees. When we experience a significant level of competition for retaining current employees or hiring new employees, we will typically reevaluate our compensation levels within that employee group in order to ensure our competitiveness.

Elements of Compensation
     The primary components of our compensation are:
•	base salary;

•	performance-based annual incentive compensation; and

•	long-term equity-based incentive compensation, such as stock options, restricted stock, restricted stock units and stock appreciation rights.
     Below is a summary of each component:
Base Salary
     General. The general purpose of base salary for our executive officers is to create a base of cash compensation for the officer that is consistent on average with the range of base salaries for executives in similar positions and with similar responsibilities at comparable companies. In addition to salary norms for persons in comparable positions at comparable companies, base salary amounts may also reflect the nature and scope of responsibility of the position, the expertise of the individual employee and the competitiveness of the market for the employee’s services. Base salaries of executives other than our Chief Executive Officer may also reflect our Chief Executive Officer’s evaluation of the individual executive officer’s job performance. As a result, the base salary level for each individual may be above or below the target market value for the position. The Compensation Committee also recognizes that the Chief Executive Officer’s compensation should reflect the greater policy- and decision-making authority that he holds and the higher level of responsibility he has with respect to our strategic direction and our financial and operating results. At December 31, 2009, our Chief Executive Officer’s annual base salary was 33% higher than the annual base salary for the next highest-paid executive officer. In addition, minimum base salaries for certain of our executive officers are determined by employment agreements with these officers.
     Base salary is designed to provide an income level that is comparable to the income of executives in similar positions and with similar responsibilities at comparable companies. The base salaries for our executives reflect levels that we have concluded were appropriate based upon our general experience and market data. We do not intend for base salaries to be the vehicle for long-term capital and value accumulation for our executives.
     2008 and 2009 Actions. In typical years, base salaries are reviewed at least annually and may also be adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities and changes in responsibilities, performance and contribution to ION, experience, impact on total compensation, relationship of compensation to other ION officers and employees, and changes in market levels. Salary increases for executive officers do not follow a preset schedule or formula but do take into account changes in the market and individual circumstances. In 2008, base salary levels were reviewed and adjusted during August and September.
     Commencing in late 2008, our business experienced a significant decline, due in large part to the global recession and the decline in oil and gas prices, as well as other factors that have negatively impacted demand for our products and services and thus adversely affected our financial results. We took a number of actions to reduce costs in our businesses and seek to improve our operating performance. In late 2008 we decided to defer any future base salary increases for employees until at least 2010. Then, in April 2009, we implemented a base salary reduction program in a further effort to reduce our operating costs. Under the salary reduction program, base salaries for employees were reduced by certain percentages ranging from a 12% reduction in base salary for our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, a 10% reduction for other executives and management and a 5% reduction for most other employees. The program remained in effect until October 2009, when management and the Board determined that developments and outlook for our business had improved to the extent that the program should end.

     Below is a summary of actions taken during 2008 and 2009 with respect to base salaries of our named executive officers:

Named Executive Officer	Action
Robert P. Peebler	During 2008, CEO compensation surveys from Radford and Towers Perrin indicated that the 50th percentile for CEO base salary for the companies with revenues less than $1 billion included in these surveys was an average of $620,000. Based on the results of the reports, and in recognition of our performance to date and Mr. Peebler’s unique experience, expertise, and capabilities, in September 2008 the Compensation Committee increased Mr. Peebler’s annual base salary from $525,000 to $575,000. Under the base salary reduction program in effect from April 2009 to October 2009, Mr. Peebler’s annual base salary was reduced from $575,000 to $506,000.

James R. Hollis	During 2008, COO compensation surveys from Radford and Towers Perrin indicated that the 50th percentile for COO base salary for the companies with revenues less than $1 billion included in these surveys was $332,550. Based on the results of the reports, in September 2008 the Compensation Committee increased Mr. Hollis’ annual base salary as the Executive Vice President and COO of ION Solutions from $300,000 to $327,000. In December 2008, in connection with Mr. Hollis’ promotion to President and COO of our company, the Compensation Committee reviewed President/COO compensation data from Towers Perrin, Radford, the OFMS Executive Survey and Mercer indicating that the 50th percentile for President/COO base salary for the companies included in these surveys was $385,642, and increased Mr. Hollis’ annual base salary from $327,000 to $385,000. Under the base salary reduction program in effect from April 2009 to October 2009, Mr. Hollis’ annual base salary was reduced from $385,000 to $338,800.

R. Brian Hanson	During 2008, CFO compensation surveys from Radford indicated that the 50th percentile for CFO base salary for the companies with revenues less than $1 billion included in these surveys was $335,076. Based on the results of the reports, in September 2008 the Compensation Committee increased Mr. Hanson’s annual base salary from $300,000 to $327,000. Under the base salary reduction program in effect from April 2009 to October 2009, Mr. Hanson’s annual base salary was reduced from $327,000 to $287,760.

Christopher M. Friedemann	During 2008, compensation surveys from Radford and Towers Perrin indicated that the 50th percentile for senior marketing executive base salary for the companies with revenues less than $1 billion included in these surveys was $230,500. Based on the results of the reports and in recognition of Mr. Friedemann’s performance, expertise, and capabilities, in September 2008 the Compensation Committee increased Mr. Friedemann’s annual base salary from $245,000 to $262,150. Under the base salary reduction program in effect from April 2009 to October 2009, Mr. Friedemann’s annual base salary was reduced from $262,150 to $235,935.

David L. Roland	During 2008, compensation surveys from Radford and Towers Perrin indicated that the 50th percentile for top legal/executive base salary for the companies with revenues less than $1 billion included in these surveys averaged $282,668. Based on the results of the reports and in recognition of Mr. Roland’s performance, expertise, and capabilities, in September 2008 the Compensation Committee increased Mr. Roland’s annual base salary from $250,000 to $270,000. Under the base salary reduction program in effect from April 2009 to October 2009, Mr. Roland’s annual base salary was reduced from $270,000 to $243,000.
Annual Incentive Compensation
     Our employee annual bonus incentive plan is intended to promote the achievement each year of company performance objectives and performance objectives of the employee’s particular business unit, and to recognize those employees who contributed to the company’s achievements. The plan provides cash compensation that is at-risk on an annual basis and is contingent on achievement of annual business and operating objectives and individual performance. The plan provides all participating employees the opportunity to share in the company’s performance through the achievement of established financial and individual objectives. The financial and individual objectives within the plan are intended to measure an increase in the value of our company and, in turn, our stock.
     In recent years, we have adopted an annual incentive plan with regard to each year. Performance under the annual incentive plan is measured with respect to the designated plan fiscal year. Payments under the plan are paid in cash in an amount reviewed and approved by the Compensation Committee and are ordinarily made in a single installment in the first quarter following the completion of a fiscal year, after the financial results for that year have been determined.
     Our annual incentive plan is usually consistent with our operating plan for the same year. In late 2008, we prepared a consolidated company operating budget for 2009 and individual operating budgets for each operating unit. The budgets took into consideration market opportunities, customer and sale opportunities, technology enhancements for new products, product manufacturing and delivery schedules and other operating factors. The Board of Directors analyzed the proposed budgets with management extensively and, after analysis and consideration, the Board approved the consolidated 2009 operating plan. In early 2009, the Board approved several subsequent changes in the 2009 operating plan to reflect the rapidly declining global market conditions and global financial markets that existed during late 2008 and throughout 2009. During late 2008 and early 2009, our Chief Executive Officer worked with our Human Resources department and members of senior management to formulate our 2009 incentive plan, consistent with the 2009 operating plans approved by the Board.
     At the beginning of 2009, the Compensation Committee approved our 2009 annual incentive plan for executives and designated non-executive key employees. The computation of awards generated under the plan is required to be approved by the Committee. In February 2010, the Committee reviewed the company’s actual performance against each of the plan performance goals established at the beginning of the year and evaluated each individual’s performance during the preceding year. The results of operations of the company for that year and individual performance evaluations determined the appropriate payout under the annual incentive plan.
     The Compensation Committee has discretion in circumstances it determines are appropriate to authorize discretionary incentive compensation awards that might exceed amounts that would otherwise be payable under the terms of the incentive plan. These discretionary awards can be payable in cash, stock options, restricted stock, restricted stock units, stock appreciation rights or a combination thereof. Any stock options, restricted stock or restricted stock units awarded would be granted under one of our existing long-term equity incentive plans. Any stock appreciation rights awarded would be granted under our Stock Appreciation Rights Plan. The Committee also has the discretion, in appropriate circumstances, to grant a lesser incentive award, or no incentive award at all, under the incentive plan. The Committee intends to review our annual incentive compensation program annually to ensure that the key elements of the program continue to meet the objectives described above.
     Below is a general description of our 2009 incentive plan and a general summary of the company performance criteria applicable to the plan, as well as our variable payment plan we adopted in 2009.
2009 Incentive Plan
     The purpose of the 2009 incentive plan was to:
•	provide an incentive for our participating employees to achieve their highest level of individual and team performance in order to accomplish our company’s 2009 strategic and financial goals, and

•	reward the employees for those achievements and accomplishments.
     Designated employees, including our named executive officers, were eligible to participate in our 2009 incentive plan. The 2009 incentive plan was designed to equate the size of the incentive award to the performance of the individual participant and the performance of our company as a whole. Every participating named executive officer had the opportunity to earn an incentive payment based on their performance against criteria as defined by our Chief Executive Officer, and achievement of our company’s performance against designated consolidated financial objectives. Award determinations for the named executive officers under the plan were also based on evaluations of employee performance by our Chief Executive Officer. Under the 2009 incentive plan, 25% of the funds allocated for distribution were available to award to eligible employees regardless of the company’s 2009 financial performance, and 75% of the funds were available for distribution to eligible employees only to the extent the company satisfied the designated 2009 financial performance criteria. As a result, the amount of total dollars available for distribution under the incentive plan was largely dependent on the company’s achievement of the pre-defined financial objectives.
     As reported in the chart below, our 2009 incentive plan established a 2009 target consolidated Adjusted EBITDA (net income before net interest expense, taxes, depreciation and amortization and other factors) performance goal. Prior to approval of the 2009 incentive plan, management and the Committee concluded that, in the depressed industry and economic environment prevalent in late 2008 and throughout 2009, it was important for the company to encourage achievement of cash flow and Adjusted EBITDA. As a result, the Committee approved performance criteria based on Adjusted EBITDA for 2009 bonus awards to the named executive officers and other covered employees under our 2009 incentive plan. Under the plan, every participating named executive officer other than our Chief Executive Officer had the opportunity to earn up to 100% of his or her base salary depending on performance of our company against the designated performance goal and performance of the executive against personal criteria determined at the beginning of 2009 by our Chief Executive Officer. Under separate terms approved by the Compensation Committee and contained in his employment agreement, our Chief Executive Officer participated in the plan with potential to earn a target incentive payment of 75% of his base salary, depending on achievement of the company’s target consolidated performance goal and pre-designated personal critical success factors, and a maximum of 150% of his base salary upon achievement of the maximum consolidated performance goal and the personal critical success factors.
     Performance Criteria. In 2009, the Compensation Committee approved the following corporate consolidated Adjusted EBITDA performance criteria for consideration of bonus awards to the named executive officers and other covered employees under the 2009 incentive plan (the calculation of Adjusted EBITDA excluded one-time and special non-operating charges):

Threshold	Target	Maximum
Adjusted EBITDA	Adjusted EBITDA	Adjusted EBITDA
$113.9 million	$142.4 million	$190.8 million
     Where an employee is primarily involved in a particular business unit, the financial performance criteria under our incentive plan are heavily weighted toward the operational performance of the employee’s business unit rather than consolidated company performance. All of our named executive officers have broader corporate responsibility; as a result, their performance goals are heavily weighted toward the consolidated performance of the company as a whole.
     During 2009, on a consolidated basis, excluding the impact of certain special non-recurring items, we achieved consolidated Adjusted EBITDA of $72.2 million. Because on a consolidated basis we did not achieve our threshold or target financial objectives in 2009, the named executive officers and many other eligible executives and employees generally received either no bonus payments, or only reduced bonus payments, pursuant to the incentive plan. In cases where the Committee decided to award discretionary bonus payments for 2009, the Committee took into consideration our company’s overall performance and the leadership and personal commitment exhibited by the company’s management team against one of the worst national and global economic downturns in the post-war era. The Committee took into consideration not only the company’s ability to weather the downturn effectively but to make changes and accomplish initiatives critical to positioning the company for future long-term growth.
     For example, when considering the bonus payment for Mr. Peebler, among the factors the Committee took into consideration was Mr. Peebler’s leadership in our company’s successful negotiation and completion of our joint venture with BGP to design, develop, manufacture and sell land-based seismic data acquisition equipment for the petroleum industry. When considering the bonus payment for Mr. Hanson, among the factors the Committee took into consideration was Mr. Hanson’s critical involvement in the completion of the BGP joint venture and Mr. Hanson’s leadership in completing several key finance transactions during 2009, including the completion of a refinancing of most of the Company’s debt in connection with the completion of the BGP joint venture. When considering the bonus payment for Mr. Roland, among the factors the Committee took into consideration was Mr. Roland’s involvement in the completion of the BGP joint venture and Mr. Roland’s leadership in securing several major litigation judgments that our company had pursued against certain of our competitors. When considering the bonus payment for Mr. Friedemann, among the factors the Committee took into consideration was Mr. Friedemann’s involvement in the completion of the BGP joint venture and the initial marketing efforts related to the joint venture.
     Our 2009 Summary Compensation Table below reflects the payments that our named executive officers received under our 2009 incentive plan. Because the company’s data processing business unit exceeded its 2009 financial objectives under the plan, employees primarily involved in that business unit generally received larger bonus payments than employees in other business units.
     In April 2010, the Compensation Committee approved our 2010 annual incentive plan. The general structure of our 2010 annual incentive plan is similar to our 2009 incentive plan but will focus on achievement of operating income rather than Adjusted EBITDA. The particular performance goals designated under our 2010 plan reflect our confidential strategic plans, and cannot be disclosed at this time because it would provide our competitors with confidential information regarding our market and segment outlook and strategies. We are currently unable to determine how difficult it will be for our company to meet the designated performance goals under our 2010 plan. Generally, the Committee attempts to establish the threshold, target and maximum levels such that the relative difficulty of achieving each level is approximately consistent from year to year.

2009 Variable Payment Plan
     As described above, the global recession and decline in oil and gas prices resulted in a significant decline in our business during late 2008 and through 2009 and, as a result, in April 2009 we implemented a base salary reduction program in an effort to reduce our operating costs. Under the salary reduction program, base salaries for most employees were reduced by certain percentages, depending on the level of the employee. The salary reduction program remained in effect until October 2009, when management and the Board determined that our financial prospects warranted the end of the program.
     In April 2009, the Compensation Committee approved the 2009 Variable Payment Plan (the “Variable Plan”). All persons who were employed, either full-time or part-time, by us on the Variable Plan effective date were eligible to participate in the plan, including all executive officers. Under the Variable Plan, upon our company achieving a predetermined level of consolidated Adjusted EBITDA (net income before net interest expense, taxes, depreciation and amortization and other factors) during 2009 and management and the Compensation Committee’s determination that the company has sufficient levels of liquidity to make the plan payments, participating employees could receive a plan payment equal to an amount of up to 110% of the aggregate sum resulting from subtracting (a) the respective employee’s reduced base salary amount per pay period received by the employee during the period from the Variable Plan’s effective date to December 31, 2009, from (b) the employee’s base salary amount per pay period immediately before the Variable Plan’s effective date. If an eligible participating employee did not receive a full 110% payment under the Variable Plan, the employee would receive a supplemental allotment of extra vacation days equal in value to the plan shortfall. The company did not achieve the predetermined level of consolidated Adjusted EBITDA during 2009 under the Variable Plan, so eligible participating employees will not receive a payment under the plan and instead will receive a supplemental allotment of extra vacation days in accordance with the plan. The Variable Plan was in effect only with regard to 2009 and will not remain in effect for 2010 or any other years.
Long-Term Stock-Based Incentive Compensation
     We have structured our long-term incentive compensation to provide for an appropriate balance between rewarding performance and encouraging employee retention and stock ownership. There is no pre-established policy or target for the allocation between either cash or non-cash or short-term and long-term incentive compensation; however, long-term incentives comprise a large portion of the total compensation package for executive officers and key employees. As reflected in our 2009 Summary Compensation Table below, the long-term incentives received by each of our named executive officers as a percentage of their respective total compensation during 2009 were as follows: Mr. Peebler — 48%; Mr. Hanson — 53%; Mr. Hollis — 30%; Mr. Friedemann — 27% and Mr. Roland — 46%.
     For 2009, there were three forms of long-term incentives utilized for executive officers and key employees: stock options, restricted stock, and restricted stock units. For 2010, we have again recommended that stock options, restricted stock and restricted stock units be the only forms of long-term equity-based incentives to be utilized for executive officers and key employees. Our long-term incentive plans have provided the principal method for our executive officers to acquire equity or equity-linked interests in our company.
     Of the total stock option or restricted stock employee awards made by ION during 2009, 59% were in the form of stock options and 41% were in the form of restricted stock or restricted stock units.
     Stock Options. Under our equity plans, stock options may be granted having exercise prices equal to either the closing price of our stock on the date before the date of grant or the average of the high and low sale prices of our stock on the date of grant, depending on the terms of the particular stock option plan that governs the award. In any event, all awards of stock options are made at or above the market price at the time of the award. The Compensation Committee will not grant stock options having exercise prices below the market price of our stock on the date of grant, and will not reduce the exercise price of stock options (except in connection with adjustments to reflect recapitalizations, stock or extraordinary dividends, stock splits, mergers, spin-offs and similar events, as required by the relevant plan) without the consent of our stockholders. Our stock options generally vest ratably over four years, based on continued employment. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights and the right to receive dividends or dividend equivalents. New option grants normally have a term of ten years.
     The purpose of stock options is to provide equity compensation with value that has been traditionally treated as entirely at-risk, based on the increase in our stock price and the creation of stockholder value. Stock options also allow our executive officers and key employees to have equity ownership and to share in the appreciation of the value of our stock, thereby aligning their compensation directly with increases in stockholder value. Stock options only have value to their holder if the stock price appreciates in value from the date options are granted.

     Stock option award decisions are generally based on past business and individual performance. In determining the number of options to be awarded, we also consider the grant recipient’s qualitative and quantitative performance, the size of stock option and other stock based awards in the past, and expectations of the grant recipient’s future performance. In 2009, a total of 81 employees received option awards, covering 635,750 shares of common stock. In 2009, the named executive officers received option awards for a total of 40,000 shares, or approximately 6% of the total options awarded in 2009.
     Restricted Stock and Restricted Stock Units. We use restricted stock and restricted stock units to focus executives on our long-term performance and to help align their compensation more directly with stockholder value. Vesting of restricted stock and restricted stock units typically occurs ratably over three years, based solely on continued employment of the recipient-employee. In 2009, 84 employees received restricted stock or restricted stock unit awards, covering an aggregate of 438,874 shares of restricted stock and shares underlying restricted stock units. The named executive officers received awards totaling 281,424 shares of restricted stock in 2009, or approximately 64% of the total shares of restricted stock awarded in 2009.
     Awards of restricted stock units have been made to certain of our foreign employees in lieu of awards of restricted stock. Restricted stock units provide certain tax benefits to our foreign employees as the result of foreign law considerations, so we expect to continue to award restricted stock units to certain foreign employees for the foreseeable future.
     Stock Appreciation Rights. In 2008, we awarded cash-settled stock appreciation rights to Mr. Hollis and Mr. Hanson as a special grant in lieu of grants of stock options to provide further emphasis on our long-term performance and to further align their compensation more directly with stockholder value. Vesting of all of the stock appreciation rights awarded to Messrs. Hollis and Hanson occurs after three years, based solely on their continued employment. During 2008, we also awarded stock appreciation rights to our former Executive Vice President & Chief Operating Officer — ION Systems who left the company in December 2008, in connection with his severance package and his agreement to provide consulting services to the company after his termination of employment. No stock appreciation rights were awarded in 2009.
     The Compensation Committee intends to review both the annual incentive compensation program and the long-term incentive program annually to ensure that their key elements continue to meet the objectives described above.
     Approval and Granting Process. As described above, the Compensation Committee reviews and approves all stock option, restricted stock, restricted stock unit and stock appreciation right awards made to executive officers, regardless of amount. With respect to equity compensation awarded to employees other than executive officers, the Committee reviews and approves all grants of restricted stock, stock options and restricted stock units above 5,000 shares, generally based upon the recommendation of our Chief Executive Officer. Committee approval is required for any grant to be made to an executive officer in any amount. The Committee has granted to our Chief Executive Officer the authority to approve grants to any employee other than an executive officer of (i) up to 5,000 shares of restricted stock and (ii) stock options for not more than 5,000 shares. Our Chief Executive Officer is also required to provide a report to the Committee of all awards of options and restricted stock made by him under this authority. We believe that this policy is beneficial because it enables smaller grants to be made more efficiently. This flexibility is particularly important with respect to attracting and hiring new employees, given the increasingly competitive market for talented and experienced technical and other personnel in locales in which our employees work.
     All grants of restricted stock, restricted stock units, stock options and stock appreciation rights to employees or directors are granted on one of four designated quarterly grant dates during the year: March 1, June 1, September 1 or December 1. The Compensation Committee approved these four dates because they are not close to any dates that would normally be anticipated to contain earnings announcements or other announcements of material events. For an award to a current employee, the grant date for the award is the first designated quarterly grant date that occurs after approval of the award. For an award to a newly hired employee who is not yet employed by us at the time the award is approved, the grant date for the award is the first designated quarterly grant date that occurs after the new employee commences work. We believe that this process of fixed quarterly grant dates is beneficial because it serves to remove any perception that the grant date for an award could be capable of manipulation or change for the benefit of the recipient. In addition, having all grants occur on a maximum of four days during the year simplifies certain fair value accounting calculations related to the grants, thereby minimizing the administrative burden associated with tracking and calculating the fair values, vesting schedules and tax-related events upon vesting of restricted stock and also lessening the opportunity for inadvertent calculation errors.
     With the exception of significant promotions, new hires or unusual circumstances, we generally make most awards of equity compensation on December 1 of each year. This date was selected because (i) it enables us to consider individual performance eleven months into the year, (ii) it simplifies the annual budget process by having the expense resulting from the equity award occur late in the year, (iii) the date is approximately three months before the date that we normally pay any annual incentive bonuses and (iv) generally speaking, December 1 is not close to any dates that would normally be anticipated to contain earnings announcements or other announcements of material events.
     We do not have in effect any policies regarding the adjustment or recovery of awards or payments made by us in the event that any relevant performance measures of our company on which the awards or payments may be based, are subsequently restated or otherwise adjusted in a manner that would reduce the size of the award or payment.

Personal Benefits, Perquisites and Employee Benefits
     When analyzing the total compensation received by our Chief Executive Officer and other executives, the Compensation Committee also considers whether the executives should be provided additional compensation in the form of perquisites through the availability of benefits that are convenient for the executives to use when faced with the demands of their positions. Our executives have concluded that most perquisites traditionally offered to executives of similarly-sized companies are unnecessary for our company. As a result, benefits, perquisites and any other similar personal benefits offered to executive officers are substantially the same as those offered to our general salaried employee population. These benefits include access to medical and dental insurance, life insurance, disability insurance, vision plan, charitable gift matching (up to designated limits), 401(k) plan, flexible spending accounts for healthcare and dependent care and other customary employee benefits. We have in the past provided all employees with a company match of certain levels of 401(k) contributions; however, as part of our cost-cutting measures taken as a result of the economic recession and decline in oil and gas prices, in April 2009, we temporarily discontinued the company match for all employees, including executive officers. Business-related relocation benefits are generally reimbursed but are individually negotiated when they occur. We intend to continue applying our general policy of not providing specific personal benefits and perquisites to our executives; however, we may, in our discretion, revise or add to any executive’s personal benefits and perquisites if we deem it advisable.
Risk Management Considerations
     The Committee believes that our company’s performance-based bonus and equity programs create incentives to create long-term shareholder value. The Committee has discussed the concept of risk as it relates to the company’s compensation programs, and the Committee has concluded that the company’s compensation programs do not encourage excessive or inappropriate risk-taking. Several elements of the compensation programs are designed to promote the creation of long-term value and thereby discourage behavior that leads to excessive risk:
•	The compensation programs consist of both fixed and variable compensation. The fixed (or salary) portion is designed to provide a steady income regardless of the company’s stock price performance so that executives do not focus exclusively on stock price performance to the detriment of other important business metrics. The variable (cash bonus and equity) portions of compensation are designed to reward both short- and long-term corporate performance. The Committee believes that the variable elements of compensation are a sufficient percentage of overall compensation to motivate executives to produce superior short- and long-term corporate results, while the fixed element is also sufficiently high that the executives are not encouraged to take unnecessary or excessive risks in doing so.

•	The financial metrics used to determine the amount of an executive’s bonus are measures the Committee believes drive long-term shareholder value and, in today’s difficult market environment, ensure the continued viability of the company. Moreover, the Committee attempts to set ranges for these measures that encourage success without encouraging excessive risk taking to achieve short-term results. In addition, the overall maximum bonus for each participating named executive officer other than our Chief Executive Officer is not expected to exceed 100% of the executive’s base salary under the bonus plan and the overall bonus for our Chief Executive Officer, under his employment agreement, will not exceed 150% of his base salary under the bonus plan, in each case no matter how much the company’s financial performance exceeds the ranges established at the beginning of the year.

•	We have strict internal controls over the measurement and calculation of the financial metrics that determine the amount of an executive’s bonus, designed to keep it from being susceptible to manipulation by an employee, including our executives.

•	Stock options generally become exercisable over a four-year period and remain exercisable for up to ten years from the date of grant, encouraging executives to look to long-term appreciation in equity values.

•	Restricted stock generally becomes exercisable over a three-year period, again encouraging executives to look to long-term appreciation in equity values.

•	Senior executives, including our named executive officers, are required to acquire over time and hold shares of our company’s stock having a value of between one and four times the executive’s annual base salary, depending on the level of the executive. The Committee believes that the stock ownership guidelines provide a considerable incentive for management to consider the company’s long-term interests, since a portion of their personal investment portfolio consists of company stock.

•	We do not permit any of our executive officers or directors to enter into any derivative or hedging transactions on our stock, including short sales, market options, equity swaps and similar instruments, thereby preventing executives from insulating themselves from the effects of poor company stock price performance.

Indemnification of Directors and Executive Officers
     Our Bylaws require us to indemnify our directors and employees (including our executive officers) in connection with any legal action brought against them by reason of the fact that they are or were a director, officer, employee or agent of our company, to the full extent permitted by law. Our Bylaws also provide, however, that no such obligation to indemnify exists as to proceedings initiated by an employee or director against us or our directors unless (a) it is a proceeding (or part thereof) initiated to enforce a right to indemnification or (b) was authorized or consented to by our Board of Directors.
     In 2002, we also entered into indemnity agreements with certain of our outside directors that provide for us to indemnify the director in connection with any proceeding in which the director is involved by reason of the fact that the director is or was a director of the company. In order to be indemnified under these agreements, the director must have acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the company and, in the case of a criminal proceeding, had no reasonable cause to believe that his or her conduct was unlawful.
     As discussed below, we have also entered into employment agreements with certain of our executive officers that provide for us to indemnify the executive to the fullest extent permitted by our Certificate of Incorporation and Bylaws. The agreements also provide that we will provide the executive with coverage under our directors’ and officers’ liability insurance policies to the same extent as provided to our other executives.
Stock Ownership Requirements; Hedging Policy
     We believe that broad-based stock ownership by our employees (including our executive officers) enhances our ability to deliver superior stockholder returns by increasing the alignment between the interests of our employees and our stockholders. Accordingly, the Board has adopted stock ownership requirements applicable to each of our senior executives, including our named executive officers. The policy requires each executive to retain direct ownership of at least 50% of all shares of our company’s stock received upon exercise of stock options and vesting of awards of restricted stock or restricted stock units until the executive owns shares with an aggregate value equal to the following multiples of the executive’s annual base salary:
President and Chief Executive Officer — 4x
Executive Vice President — 2x
Senior Vice President — 1x
     In recommending these requirements to the Board for adoption, the Governance Committee considered our historical grant practices, historical retention practices for senior executives, and value of current holdings by our senior executives, and concluded that this policy would meet our desired objectives. As of the date of the proxy statement, all of our senior executives were in compliance with the stock ownership requirements.
     We do not permit any of our executive officers or directors to enter into any derivative or hedging transactions on our stock, including short sales, market options, equity swaps and similar instruments.
Impact of Regulatory Requirements on Compensation
     The financial reporting and income tax consequences to our company of individual compensation elements are important considerations for the Compensation Committee when it is analyzing the overall level of compensation and the mix of compensation among individual elements. Under Section 162(m) of the Internal Revenue Code and the related federal treasury regulations, we may not deduct annual compensation in excess of $1 million paid to certain employees — generally our Chief Executive Officer and our four other most highly compensated executive officers — unless that compensation qualifies as “performance-based” compensation. Overall, the Committee seeks to balance its objective of ensuring an effective compensation package for the executive officers with the need to maximize the immediate deductibility of compensation — while ensuring an appropriate (and transparent) impact on reported earnings and other closely followed financial measures.
     In making its compensation decisions, the Committee has considered the limit of deductibility within the requirements of Internal Revenue Code Section 162(m) and its related Treasury regulations. As a result, the Committee has designed much of the total compensation packages for the executive officers to qualify for the exemption of “performance-based” compensation from the deductibility limit. However, the Committee does have the discretion to design and use compensation elements that may not be deductible within the limitations under Section 162(m), if the Committee considers the tax consequences and determines that those elements are in our best interests. To maintain flexibility in compensating executive officers in a manner designed to promote varying corporate goals, we have not adopted a policy that all compensation must be deductible.
     Certain payments to our named executive officers under our 2009 annual incentive plan may not qualify as performance-based compensation under Section 162(m) because the awards are calculated and paid in a manner that may not meet the requirements under Section 162(m) and the related Treasury regulations. Given the rapid changes in our business during 2009 and those that we foresee for the remainder of 2010, we believe that we are better served in implementing a plan that provided for adjustments and discretionary elements for our senior executives’ incentive compensation for 2009 and 2010, rather than ensure that we implement all of the requirements and limitations under Section 162(m) into these incentive plans.
     For accounting purposes, we apply the guidance in ASC Topic 718 to record compensation expense for our equity-based compensation grants. ASC Topic 718 is used to develop the assumptions necessary and the model appropriate to value the awards as well as the timing of the expense recognition over the requisite service period, generally the vesting period, of the award.
     Executive officers will generally recognize ordinary taxable income from stock option awards when a vested option is exercised. We generally receive a corresponding tax deduction for compensation expense in the year of exercise. The amount included in the executive officer’s wages and the amount we may deduct is equal to the common stock price when the stock options are exercised less the exercise price, multiplied by the number of stock options exercised. We do not pay or reimburse any executive officer for any taxes due upon exercise of a stock option. We have not historically issued any tax-qualified incentive stock options under Section 422 of the Internal Revenue Code.
     Executives will generally recognize taxable ordinary income with respect to their shares of restricted stock at the time the restrictions lapse (unless the recipient elects to accelerate recognition as of the date of grant). Restricted stock unit awards are generally subject to ordinary income tax at the time of payment or issuance of unrestricted shares of stock. We are generally entitled to a corresponding federal income tax deduction at the same time the executive recognizes ordinary income.
COMPENSATION COMMITTEE REPORT
     The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis included in this Form 10-K/A with management of ION. Based on such review and discussions, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A.
Franklin Myers, Chairman
James M. Lapeyre, Jr.
John N. Seitz
Nicholas G. Vlahakis

SUMMARY COMPENSATION TABLE
     The following table summarizes the compensation paid to or earned by, during the fiscal year ended December 31, 2009, our named executive officers, which are our Chief Executive Officer, Chief Financial Officer and three other most highly compensated executive officers at December 31, 2009:

						Non-Equity
				Stock	Option	Incentive Plan	All Other
Name and			Bonus	Awards	Awards	Compensation	Compensation
Principal Position	Year	Salary ($)	($)	($)	($)	($)	($)	Total ($)
Robert P. Peebler	2009	559,961	—	582,974	—	75,000	3,317	1,221,252
Chief Executive	2008	536,539	—	417,931	349,200	110,000	3,207	1,416,877
Officer and Director	2007	505,769	—	946,197	—	500,000	3,423	1,955,389

James R. Hollis	2009	374,931	—	163,200	—	—	3,554	541,685
President and Chief	2008	308,462	—	60,000	194,000	80,000	6,654	649,116
Operating Officer	2007	279,038	—	231,450	382,500	135,000	6,643	1,034,631

R. Brian Hanson	2009	318,447	—	408,000	—	40,000	2,601	769,048
Executive Vice	2008	306,231	—	45,000	135,800	80,000	7,750	574,781
President and Chief	2007	288,462	—	231,450	459,000	210,000	7,750	1,196,662
Financial Officer

Christopher M. Friedemann	2009	258,118	—	54,400	52,485	25,000	2,404	392,407
Senior Vice President,	2008	248,958	—	30,000	77,600	50,000	4,145	410,703
Corporate Marketing

David L. Roland	2009	265,847	—	163,200	87,475	30,000	2,492	549,014
Senior Vice President, General Counsel and Corporate Secretary
Discussion of Summary Compensation Table
     Stock Awards Column. All of the amounts in the “Stock Awards” column reflect the grant-date fair value of awards of restricted stock during the fiscal year (excluding any impact of assumed forfeiture rates) under our 2000 Restricted Stock Plan, 2004 Long-Term Incentive Plan, and April 2005 Inducement Equity Program. While unvested, a holder of restricted stock is entitled to the same voting and dividend rights as all other holders of common stock. In each case, unless stated otherwise below, the awards of shares of restricted stock vest in one-third increments each year, over a three-year period. In addition to the grants and awards in 2009 described in the “2009 Grants of Plan-Based Awards” table below:
•	Pursuant to his employment agreement, Mr. Peebler received:
-	an award of 32,560 shares of restricted stock on March 1, 2007, which is equal to $435,000 (the amount of cash incentive plan compensation that Mr. Peebler earned for fiscal 2006) divided by $13.36, which was the average of the closing sales price per share on the NYSE of our shares of common stock for the last ten business days of 2006. The shares of restricted stock vested on March 1, 2009.

-	an award of 37,425 shares of restricted stock on March 1, 2007, which is equal to the amount of Mr. Peebler’s annual base salary as of March 1, 2007, divided by $13.36. The shares of restricted stock vested on March 1, 2010.

-	an award of 31,447 shares of restricted stock on March 1, 2008, which is equal to $500,000 (the amount of cash incentive plan compensation that Mr. Peebler earned for fiscal 2007) divided by $15.90, which was the average of the closing sales price per share on the NYSE of our shares of common stock for the last ten business days of 2007. The shares of restricted stock vested on March 1, 2010. See “Employment Agreements — Robert P. Peebler” below.
•	Mr. Hollis received an award of 15,000 shares of restricted stock in December 2007 and 20,000 shares of restricted stock in December 2008. Mr. Hollis’ employment with ION ended on January 29, 2010. As a result of the termination of his employment, 48,333 shares of restricted stock held by Mr. Hollis were forfeited on January 29, 2010.

•	Mr. Hanson received an award of 15,000 shares of restricted stock in December 2007 and 15,000 shares of restricted stock in December 2008.

•	Mr. Friedemann received an award of 10,000 shares of restricted stock in December 2008.
     Option Awards Column. All of the amounts shown in the “Option Awards” column reflect stock options and cash-settled stock appreciation rights (“SARs”) granted under our 2000 Long-Term Incentive Plan, 2003 Stock Option Plan, 2004 Long-Term Incentive Plan and April 2005 Inducement Equity Program and our Stock Appreciation Rights Plan, respectively. In each case, unless stated otherwise below, the options vest 25% each year over a four-year period and the SARs will vest on December 1, 2011. The values contained in the Summary Compensation Table are based on the grant date fair value of all awards (excluding any impact of assumed forfeiture rates). All of the exercise prices for the options and SARs equal or exceed the fair market value per share of ION common stock on the date of grant. In addition to the grants and awards in 2009 described in the “2009 Grants of Plan-Based Awards” table below:
•	In December 2008, Mr. Peebler was granted an award of options to purchase 180,000 shares of our common stock for an exercise price of $3.00 per share.

•	In December 2007, Mr. Hollis was granted an award of options to purchase 50,000 shares of our common stock for an exercise price of $15.43 per share; and in December, 2008, he was granted options to purchase 100,000 shares at $3.00 per share and 200,000 cash-settled SARs having an exercise price of $3.00 per SAR. Mr. Hollis’ employment with ION ended on January 29. 2010. As a result of the termination of his employment, unvested options to purchase 121,250 shares of our common stock held by Mr. Hollis and 200,000 unvested stock appreciation rights held by Mr. Hollis were each forfeited on January 29, 2010.

•	In December 2007, Mr. Hanson was granted an award of options to purchase 15,000 shares of our common stock for an exercise price of $15.43 per share; and in December 2008, he was granted options to purchase 70,000 shares at $3.00 per share and 140,000 cash-settled SARs having an exercise price of $3.00 per SAR.

•	In December 2008, Mr. Friedemann was granted an award of options to purchase 40,000 shares of our common stock for an exercise price of $3.00 per share.
     All payments of non-equity incentive plan compensation reported for 2009 were made in March 2010 with regard to the 2009 fiscal year and were paid pursuant to our 2009 incentive plan.
     We do not sponsor for our employees (i) any defined benefit or actuarial pension plans (including supplemental plans), (ii) any non-tax-qualified deferred compensation plans or arrangements or (iii) any nonqualified defined contribution plans.
     Our general policy is that our executive officers do not receive any executive “perquisites,” or any other similar personal benefits that are different from what our salaried employees are entitled to receive. ION provides the named executive officers with certain group life, health, medical and other non-cash benefits generally available to all salaried employees, which are not included in the “All Other Compensation” column in the Summary Compensation Table pursuant to SEC rules. Except as noted below, the amounts shown in the “All Other Compensation” column consist of employer matching contributions to ION’s 401(k) plan. In 2009, the 401(k) accounts for each of the named executive officers received the following matching contributions from the company: $3,317 for Mr. Peebler; $3,554 for Mr. Hollis; $2,601 for Mr. Hanson; $2,404 for Mr. Friedemann; and $2,492 for Mr. Roland.
2009 GRANTS OF PLAN-BASED AWARDS

						All Other
					All Other	Option Awards:
					Stock Awards:	Number of	Exercise or	Grant Date
		Estimated Future Payouts Under Non-			Number of	Securities	Base Price	Fair Value of
		Equity Incentive Plan Awards(1)(2)			Shares of	Underlying	of Option	Stock and
	Grant	Threshold	Target	Maxi-	Stock or Units	Options	Awards	Option
Name	Date	($)	($)	mum ($)	(#)(3)	(#)(4)	($/Sh)	Awards ($)(5)
Robert P. Peebler(6)	—	—	431,250	862,500	—	—	—	—
	3/1/09	—	—	—	36,424	—	—	38,974
	12/1/09	—	—	—	100,000	—	—	544,000
James R. Hollis(7)	—	48,125	192,500	385,000	—	—	—	—
	12/1/09	—	—	—	30,000	—	—	163,200
R. Brian Hanson	—	40,875	163,500	327,000	—	—	—	—
	12/1/09	—	—	—	75,000	—	—	408,000
Christopher M. Friedemann	—	32,769	131,075	262,150	—	—	—	—
	12/1/09	—	—	—	10,000	15,000	5.44	106,885
David L. Roland	—	32,769	131,075	262,150	—	—	—	—
	12/1/09	—	—	—	30,000	25,000	5.44	250,675

(1)	Reflects the estimated threshold, target and maximum award amounts for grants under our 2009 incentive plan to our named executive officers. Under the plan, every participating executive other than our Chief Executive Officer had the opportunity to earn a maximum of 100% of his or her base salary depending on performance of the company against the designated performance goal, and performance of the executive against personal performance criteria. Under separate terms approved by the Compensation Committee and contained in his employment agreement, Mr. Peebler, as our Chief Executive Officer, participated in the plan with potential to earn a target incentive payment of 75% of his base salary, depending on achievement of the company’s target consolidated performance goal and pre-designated personal critical success factors, and a maximum of 150% of his base salary upon achievement of the maximum consolidated performance goal and the personal critical success factors. Mr. Peebler’s employment agreement does not specify that he will earn a bonus upon achievement of a threshold consolidated performance goal. Because award determinations under the plan were based in part on outcomes of personal evaluations of employee performance by our Chief Executive Officer and the Compensation Committee, the computation of actual awards generated under the plan upon achievement of threshold and target company performance criteria differed from the above estimates. See “— Compensation Discussion and Analysis — Elements of Compensation — Annual Incentive Compensation” above. For actual payout amounts to our named executive officers under our 2009 incentive plan, see “— Summary Compensation Table” above.

(2)	Our company does not offer or sponsor any “equity incentive plans” (as that term is defined in Item 402(a) of Regulation S-K) for employees.

(3)	All stock awards reflect the number of shares of restricted stock granted under our 2004 Long-Term Incentive Plan. While unvested, a holder of restricted stock is entitled to the same voting rights as all other holders of common stock. In each case, unless stated otherwise below, the awards of shares of restricted stock vest in one-third increments each year, over a three-year period.

(4)	All amounts reflect awards of stock options granted under our 2004 Long-Term Incentive Plan. In each case, unless stated otherwise below, the options vest 25% each year over a four-year period. All of the exercise prices for the options reflected in the above chart equal or exceed the fair market value per share of ION common stock on the date of grant (on November 30, 2009, the last completed trading day prior to the December 1, 2009 grant date, the closing price per share on the NYSE was $5.44).

(5)	The values contained in the table are based on the grant date fair value of the award computed in accordance with FAS 123R for financial statement reporting purposes, but exclude any impact of assumed forfeiture rates.

(6)	Pursuant to his employment agreement, on March 1, 2009, Mr. Peebler received an award of 36,424 shares of restricted stock, which is equal to $110,000 (the amount of cash incentive plan compensation that Mr. Peebler earned for fiscal 2008) divided by $3.02, which was the average of the closing sales price per share on the NYSE of our shares of common stock for the last ten business days of 2008. The shares of restricted stock will vest on March 1, 2011. See “ — Employment Agreements — Robert P. Peebler” below.

(7)	Mr. Hollis’ employment with ION ended on January 29, 2010. As a result of the termination of his employment, unvested options to purchase 121,250 shares of our common stock held by Mr. Hollis, 200,000 unvested stock appreciation rights held by Mr. Hollis, and 48,333 shares of restricted stock held by Mr. Hollis were each forfeited on January 29, 2010.
Employment Agreements
     We enter into employment agreements with senior officers, including some of the named executive officers, when the Compensation Committee determines that an employment agreement is desirable for us to obtain a measure of assurance as to the executive’s continued employment in light of prevailing market competition for the particular position held by the executive officer, or where the Committee determines that an employment agreement is necessary and appropriate to attract an executive in light of market conditions, the prior experience of the executive or practices at ION with respect to other similarly situated employees. As of December 31, 2009, the only executives with employment agreements were Mr. Peebler, Mr. Hanson, Mr. Hollis and Mr. Roland. Mr. Hollis’ employment agreement terminated (other than the noncompete and nonsolicitation obligations, which by their terms survive the termination of his agreement) when his employment with the company ended on January 29, 2010.

     The following discussion describes the material terms of the employment agreements with Messrs. Peebler, Hanson and Roland:
Robert P. Peebler
     Our employment agreement with Mr. Peebler, dated March 31, 2003, provides that Mr. Peebler will serve as President and Chief Executive Officer for a five-year term, unless sooner terminated. We amended Mr. Peebler’s employment agreement in September 2006, February 2007, August 2007 and January 2009, to extend the term to December 31, 2011, and to make certain other changes. This description reflects Mr. Peebler’s employment agreement as so amended, except where the context requires otherwise.
     Under the agreement, Mr. Peebler is entitled to an annual base salary of at least $500,000, and to participate in all of our employee benefit plans available to senior executives at a level commensurate with his position. Mr. Peebler’s annual base salary is currently $575,000.
     Mr. Peebler was not guaranteed an annual bonus under his original 2003 employment agreement, but his 2006 amendment provides that Mr. Peebler will be eligible to participate in our annual incentive plan for 2006 and each full year thereafter, with target incentive plan bonus at 75% of his base salary and with maximum incentive plan bonus at 150% of his base salary. His annual bonus will be earned upon achievement of our consolidated operating income performance targets applicable to the senior leadership bonus plan for the relevant year, and Mr. Peebler’s critical success factors as determined in advance by the Compensation Committee.
     Under his employment agreement, Mr. Peebler received a grant in 2003 of an option to purchase 1,325,000 shares of our common stock at $6.00 per share, which exercise price exceeded the market price of our shares on the date of grant by 60% (at March 31, 2003, the date of his grant, the closing sales price per share of our common stock on the NYSE was $3.60). Mr. Peebler’s amended employment agreement provides that he is entitled to receive (a) in 2007, an award of shares of restricted common stock based on the amount of the annual incentive plan bonus earned by him for 2006, vesting on the date that is the second anniversary of the date of the award; (b) in 2007, an award of shares of restricted common stock equivalent in value to his annual base salary, vesting on the date that is the third anniversary of the date of the award; and (c) in years following 2007 through the end of the term of his agreement, an award of shares of restricted common stock based on the amount of the annual incentive plan bonus, if any, earned by Mr. Peebler for the preceding year, vesting on the date that is the second anniversary of the date of the award, and additional stock options as may be determined by the Compensation Committee. The shares of restricted common stock will be subject to restrictions on disposition and, during the period that the shares of restricted common stock are unvested, Mr. Peebler will be entitled to the same voting and dividend rights as all other holders of common stock.
     We may at any time terminate our employment agreement with Mr. Peebler for “cause” if Mr. Peebler (i) willfully and continuously fails to substantially perform his obligations, (ii) willfully engages in conduct materially and demonstrably injurious to our property or business (including fraud, misappropriation of funds or other property, other willful misconduct, gross negligence or conviction of a felony or any crime involving moral turpitude) or (iii) commits a material breach of the agreement. In addition, we may at any time terminate the agreement if Mr. Peebler suffers permanent and total disability for a period of at least 180 consecutive days, or if Mr. Peebler dies. Mr. Peebler may terminate his employment agreement for “good reason” if we breach any material provision of the agreement, we assign to Mr. Peebler any duties materially inconsistent with his position, we remove him from his current office, materially reduce his duties, functions, responsibilities or authority, or take other action that results in a diminution in his office, position, duties, functions, responsibilities or authority, or we relocate his workplace by more than 30 miles.
     In his agreement, Mr. Peebler agrees not to compete against us, assist any competitor, attempt to solicit any of our suppliers or customers, or solicit any of our employees, in any case during his employment and for a period of two years after his employment ends. The employment agreement also contains provisions relating to protection of our confidential information and intellectual property. We also agreed to indemnify Mr. Peebler to the fullest extent permitted by our Certificate of Incorporation and Bylaws, and to provide him coverage under our directors’ and officers’ liability insurance policies to the same extent as our other executives.
     For a discussion of the provisions of Mr. Peebler’s employment agreement regarding compensation to Mr. Peebler in the event of our change of control or his termination by us without cause or by him for good reason, see “— Potential Payments Upon Termination or Change of Control — Robert P. Peebler” below.

R. Brian Hanson
     Our employment agreement with Mr. Hanson became effective in May 2006. We amended Mr. Hanson’s employment agreement in August 2007 and in December 2008. This description reflects Mr. Hanson’s employment agreement as so amended.
     The agreement provides for Mr. Hanson to serve as our Executive Vice President and Chief Financial Officer for an initial term of three years, with automatic two-year renewals thereafter. Any change of control of our company will cause the remaining term of Mr. Hanson’s employment agreement to automatically adjust to two years, commencing on the effective date of the change of control.
     The agreement provides for Mr. Hanson to receive an initial base salary of $275,000 per year and be eligible to receive an annual performance bonus under our incentive compensation plan, with target plan incentive at 50% of his annual base salary and an opportunity to earn up to 100% of his annual base salary. Mr. Hanson’s annual base salary is currently $327,000.
     Under the agreement, in May 2006 Mr. Hanson was granted 75,000 shares of restricted common stock and options to purchase 75,000 shares of our common stock. The agreement also provides that Mr. Hanson is entitled to receive (a) in 2010, an award of shares of restricted common stock based on the amount of the annual incentive plan bonus earned by him for 2009; and (b) in years following 2010 through the end of the term of his agreement, an award of shares of restricted common stock based on the amount of the annual incentive plan bonus, if any, earned by Mr. Hanson with respect to the preceding year. The shares of restricted common stock will be subject to restrictions on disposition and will vest on the date that is the third anniversary date of the date of the award. During the period that the shares of restricted common stock are unvested, Mr. Hanson will be entitled to the same voting and dividend rights as all other holders of common stock. In the agreement, we also agreed to indemnify Mr. Hanson to the fullest extent permitted by our Certificate of Incorporation and Bylaws, and to provide him coverage under our directors’ and officers’ liability insurance policies to the same extent as other company executives.
     For a discussion of the provisions of Mr. Hanson’s employment agreement regarding compensation to Mr. Hanson in the event of our change of control or his termination by us without cause or by him for good reason, see “— Potential Payments Upon Termination or Change of Control — R. Brian Hanson” below.
David L. Roland
     Our employment agreement with Mr. Roland provides for Mr. Roland to serve as our Vice President, General Counsel and Corporate Secretary for an initial term of two years, with automatic one-year renewals thereafter. He will also be eligible to receive an annual performance bonus under our incentive compensation plan, with his target incentive compensation to be set at 50% of his annual base salary, and an opportunity under the plan to earn incentive compensation in an amount of up to 100% of his annual base salary. In the agreement, we also agreed to indemnify Mr. Roland to the fullest extent permitted by our Certificate of Incorporation and Bylaws, and to provide him coverage under our directors’ and officers’ liability insurance policies to the same extent as other company executives.
     For a discussion of the provisions of Mr. Roland’s employment agreement regarding compensation to him in the event of his termination without cause or for good reason, see “— Potential Payments Upon Termination or Change of Control — David L. Roland” below.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
     The following table sets forth information concerning unexercised stock options (including SARs) and shares of restricted stock held by our named executive officers at December 31, 2009:

	Option Awards(1)					Stock Awards(2)
								Equity
								Incentive
								Plan	Equity
			Equity					Awards:	Incentive Plan
			Incentive					Number of	Awards:
			Plan					Unearned	Market or
			Awards:			Number	Market	Shares,	Payout Value
	Number of	Number of	Number of			of Shares	Value of	Units or	of Unearned
	Securities	Securities	Securities			or Units	Shares or	Other	Shares, Units
	Underlying	Underlying	Underlying			of Stock	Units of	Rights	or Other
	Unexercised	Unexercised	Unexercised	Option		That	Stock That	That Have	Rights That
	Options	Options	Unearned	Exercise	Option	Have Not	Have Not	Not	Have Not
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)(3)	(#)	($)
Robert P. Peebler	1,325,000	—	—	6.00	3/31/2013	205,296	1,215,352	—	—
	45,000	135,000		3.00	12/01/2018

James R. Hollis(4)	50,000	—	—	4.90	8/04/2013	48,333	286,131	—	—
	10,000	—		3.80	11/24/2013
	40,000	—		9.84	9/01/2014
	15,000	—		7.31	8/02/2015
	11,250	3,750		10.17	5/09/2016
	33,750	11,250		9.97	9/01/2016
	18,750	6,250		10.89	12/01/2016
	25,000	25,000		15.43	12/01/2017
	25,000	75,000		3.00	12/01/2018
	—	200,000 (5)		3.00	12/01/2018

R. Brian Hanson	56,250	18,750	—	8.73	5/22/2016	90,000	532,800	—	—
	15,000	5,000		9.97	9/01/2016
	30,000	30,000		15.43	12/01/2017
	—	140,000 (5)		3.00	12/01/2018

Christopher M. Friedemann	85,000	—	—	4.90	08/03/2013	19,999	118,394	—	—
	60,000	—		9.84	09/01/2014
	40,000	—		7.31	08/03/2015
	30,000	10,000		9.97	09/01/2016
	20,000	20,000		15.43	12/01/2017
	30,000	10,000		3.00	12/01/2018
	—	15,000		5.44	12/01/2019

David L. Roland	15,000	—	—	9.84	09/01/2014	39,999	236,794	—	—
	25,000	—		7.31	08/03/2015
	22,500	7,500		9.97	09/01/2016
	15,000	15,000		15.43	12/01/2017
	7,500	22,500		3.00	12/01/2018
	—	25,000		5.44	12/01/2019

(1)	All stock option information in this table relates to nonqualified stock options granted under our various stock plans and employment inducement programs. All of the options in this table, except for the options to purchase 1,325,000 shares held by Mr. Peebler, vest 25% each year over a four-year period. On March 31, 2003, under the terms of his employment agreement, Mr. Peebler received a one-time grant of options to purchase 1,325,000 shares of our common stock at $6.00 per share, which options vested in equal amounts monthly over a 3-year period commencing March 31, 2004. On March 31, 2003, the closing sale price per share of our common stock on the NYSE was $3.60. See “— Employment Agreements — Robert P. Peebler” above.

(2)	The amounts shown represent shares of restricted stock granted under our 2000 Restricted Stock Plan or 2004 Long-Term Incentive Plan. While unvested, the holder is entitled to the same voting rights as all other holders of common stock. Except for certain shares of restricted stock held by Mr. Peebler, in each case the grants of shares of restricted stock vest in one-third increments each year, over a three-year period. On March 1, 2007, Mr. Peebler received (a) an award of 37,425 shares of restricted stock, all of which shares vested on March 1, 2010. On March 1, 2008, Mr. Peebler received an award of 31,447 shares of restricted stock, all of which shares vested on March 1, 2010. On March 1, 2009, Mr. Peebler received an award of 36,424 shares of restricted stock, all of which shares will vest on March 1, 2011. See “Employment Agreements — Robert P. Peebler” above.

(3)	Pursuant to SEC rules, the market value of each executive’s shares of unvested restricted stock was calculated by multiplying the number of shares by $5.92 (the closing price per share of our common stock on the NYSE on December 31, 2009).

(4)	Mr. Hollis’ employment with ION ended on January 29, 2010. As a result of the termination of his employment, on January 29, 2010 Mr. Hollis forfeited all of his SARs, 48,333 shares of restricted stock and unvested options to purchase 121,250 shares of common stock.

(5)	The amounts shown reflect awards of cash-settled SARs granted on December 1, 2008 under our Stock Appreciation Rights Plan. The SARs awarded to Mr. Hollis were forfeited on January 29, 2010. Mr. Hanson’s SARs will vest on December 1, 2011. See “— Summary Compensation Table — Discussion of Summary Compensation Table” above.
2009 OPTION EXERCISES AND STOCK VESTED
     The following table sets forth certain information with respect to option and stock exercises by the named executive officers during the year ended December 31, 2009:

	Option Awards		Stock Awards
	Number of Shares	Value Realized on	Number of Shares	Value Realized on
Name	Acquired on Exercise (#)	Exercise ($)	Acquired on Vesting (#)	Vesting ($)(1)
Robert P. Peebler(2)	—	—	32,560	34,839
R. Brian Hanson(3)	—	—	35,000	127,600
James R. Hollis(4)	—	—	21,666	104,248
Christopher M. Friedemann(5)	—	—	10,000	46,834
David L. Roland(6)	—	—	9,333	45,147

(1)	The values realized upon vesting of stock awards contained in the table are based on the market value of ION common stock on the date of vesting.

(2)	The value realized by Mr. Peebler on the vesting of his restricted stock awards was calculated by multiplying 32,560 shares by $1.07 (the closing price per share of our common stock on the NYSE on February 27, 2009, the last completed trading date before his March 1, 2009 vesting date).

(3)	The value realized by Mr. Hanson on the vesting of his restricted stock awards was calculated by multiplying (a) 25,000 shares by $2.80 (the closing price per share of our common stock on the NYSE on his May 22, 2009 vesting date) and (b) 10,000 shares by $5.76 (the closing price per share of our common stock on the NYSE on his December 1, 2009 vesting date).

(4)	The value realized by Mr. Hollis on the vesting of his restricted stock awards was calculated by multiplying (a) 1,666 shares by $3.12 (the closing price per share of our common stock on the NYSE on May 8, 2009, the last completed trading date before his May 9, 2009 vesting date), (b) 5,000 shares by $2.53 (the closing price per share of our common stock on the NYSE on his September 1, 2009 vesting date) and (c) 15,000 shares by 5.76 (the closing price per share of our common stock on the NYSE on his December 1, 2009 vesting date).

(5)	The value realized by Mr. Friedemann on the vesting of his restricted stock awards was calculated by multiplying 3,333 shares by $2.53 (the closing price per share of our common stock on the NYSE on his September 1, 2009 vesting date) and (b) 6,667 shares by $5.76 (the closing price per share of our common stock on the NYSE on his December 1, 2009 vesting date).

(6)	The value realized by Mr. Roland on the vesting of his restricted stock awards was calculated by multiplying 2,666 shares by $2.53 (the closing price per share of our common stock on the NYSE on his September 1, 2009 vesting date) and (b) 6,667 shares by $5.76 (the closing price per share of our common stock on the NYSE on his December 1, 2009 vesting date).
Potential Payments Upon Termination or Change of Control
     Under the terms of our equity-based compensation plans and our employment agreements, our Chief Executive Officer and certain of our other named executive officers are entitled to payments and benefits upon the occurrence of specified events including termination of employment (with and without cause) and upon a change in control of our company. The specific terms of these arrangements, as well as an estimate of the compensation that would have been payable had they been triggered as of December 31, 2009, are described in detail below. In the case of each employment agreement, the terms of these arrangements were established through the course of arms-length negotiations with each executive officer, both at the time of hire and at the times of any later amendment. As part of these negotiations, the Compensation Committee analyzed the terms of the same or similar arrangements for comparable executives employed by companies in our industry group. This approach was used by the Committee in setting the amounts payable and the triggering events under the arrangements. The termination of employment provisions of the employment agreements were entered into in order to address competitive concerns by providing those individuals with a fixed amount of compensation that would offset the potential risk of leaving their prior employer or foregoing other opportunities in order to join our company. At the time of entering into these arrangements, the Committee considered the aggregate potential obligations of our company in the context of the desirability of hiring the individual and the expected compensation upon joining us. However, these contractual severance and post-termination arrangements have not affected the decisions the Committee has made regarding other compensation elements and the rationale for compensation decisions made in connection with these arrangements.
     The following summaries set forth estimated potential payments payable to our named executive officers upon termination of employment or a change of control of our company under their employment agreements and our stock plans and other compensation programs as if his employment had so terminated for these reasons, or the change of control had so occurred, on December 31, 2009. The Compensation Committee may, in its discretion, agree to revise, amend or add to the benefits if it deems advisable. For purposes of the following summaries, dollar amounts are estimates based on annual base salary as of December 31, 2009, benefits paid to the named executive officer in fiscal 2009 and stock and option holdings of the named executive officer as of December 31, 2009. The summaries assume a price per share of ION common stock of $5.92 per share, which was the closing price per share on December 31, 2009, as reported on the NYSE. The actual amounts to be paid to the named executive officers can only be determined at the time of each executive’s separation from the company.
     The amounts of potential future payments and benefits as set forth in the tables below, and the descriptions of the assumptions upon which such future payments and benefits are based and derived, may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are estimates of payments and benefits to certain of our executives upon their termination of employment or a change in control, and actual payments and benefits may vary materially from these estimates. Actual amounts can only be determined at the time of such executive’s actual separation from our company or the time of such change in control event. Factors that could affect these amounts and assumptions include the timing during the year of any such event, the company’s stock price, unforeseen future changes in our company’s benefits and compensation methodology and the age of the executive.
Robert P. Peebler
     Termination and Change of Control Under Employment Agreement. Mr. Peebler is entitled to certain benefits under his employment agreement upon any of the following events:
•	we terminate his employment other than for cause, death or disability;

•	Mr. Peebler resigns for “good reason”; or

•	Mr. Peebler resigns after remaining with us or with our successor for a period of 18 months following a “change of control” involving our company.
Under Mr. Peebler’s employment agreement, a “change of control” occurs upon any of the following:
(1)	the acquisition by a person or group of beneficial ownership of 51% or more of the outstanding shares of our common stock other than any acquisitions directly from ION, acquisitions by ION or an employee benefit plan maintained by ION, or certain permitted acquisitions in connection with a “business combination” (as defined in sub-paragraph (3) below);

(2)	changes in directors on ION’s Board such that the individuals that constitute the entire Board cease to constitute at least a majority of directors of the Board, other than new directors whose appointment or nomination for election was approved by a vote of at least two-thirds of the directors then constituting the entire Board (except in the case of election contests);

(3)	a “business combination” — that is, a merger or consolidation involving ION or a sale of all or substantially all of ION’s assets — unless owners of ION common stock immediately following such business combination together own more than 60% of the total outstanding stock or voting power of the entity resulting from the business combination; or

(4)	ION’s stockholders approve the liquidation or dissolution of ION.
     Upon the occurrence of any of the above events, Mr. Peebler would be entitled to receive the following (less applicable withholding taxes and subject to compliance with his two-year non-compete, non-solicit and no-hire obligations):

     In the above scenarios, Mr. Peebler would be entitled to receive the following (less applicable withholding taxes and subject to compliance with his two-year non-compete, non-solicit and no-hire obligations):
•	a lump sum cash amount equal to 0.99 times his annual base salary;

•	over a two-year period, a cash amount equal to two times his annual base salary; and

•	all incentive plan bonuses then due to him under the terms of the relevant incentive compensation plan in effect for any previous year and a prorated portion of the target incentive plan bonus that he would have been eligible to receive under any incentive compensation plan in effect with respect to the current year.
     We believe the above 18-month change-of-control benefit maximizes stockholder value because it motivates Mr. Peebler to remain in his position for a sufficient period of time following a change of control to ensure a smoother integration and transition for the new owners. Given his unique and high levels of experience and expertise in the seismic industry, we believe Mr. Peebler’s severance structure is in our best interest because it ensures that for a two-year period after leaving our employment, Mr. Peebler will not be in a position to compete with us or otherwise adversely affect our business. Mr. Peebler’s severance provisions are more generous than those of the other named executive officers and reflect the greater interest we have in protecting against any future competition from Mr. Peebler after his employment with us, and also the greater opportunity costs that he would bear if we decided to change our chief executive officer.
     Change of Control Under Equity Incentive Plans. Mr. Peebler and our other named executive officers currently hold outstanding awards under one or more of the following four incentive plans: our Amended and Restated 2004 Long-Term Incentive Plan, our 2003 Employee Stock Option Plan, our 2000 Long-Term Incentive Plan and our Stock Appreciation Rights Plan. Under these plans, a “change of control” will be deemed to have occurred upon any of the following (which we refer to in this section as a “Plan Change of Control”):
     (1) the acquisition by a person or group of beneficial ownership of 40% (or 51% under the 2003 Employee Stock Option Plan) or more of the outstanding shares of common stock other than acquisitions directly from ION, acquisitions by ION or an employee benefit plan maintained by ION, or certain permitted acquisitions in connection with a business combination described in sub-paragraph (3) below;
     (2) changes in directors such that the individuals that constitute the entire board of directors cease to constitute at least a majority of directors of the board, other new directors whose appointment or nomination for election was approved by a vote of at least a majority of the directors (two-thirds of the directors under the 2003 Employee Stock Option Plan) then constituting the entire board of directors (except in the case of election contests);
     (3) approval by our shareholders of a reorganization, merger, consolidation or similar business combination involving ION, unless (i) owners of our common stock immediately following such transaction together own more than 50% of the total outstanding stock or voting power of the entity resulting from the transaction (60% under the 2003 Employee Stock Option Plan) and (ii) at least a majority of the members of the board of directors of the entity resulting from the transaction were members of our board of directors at the time the agreement for the transaction is signed; or
     (4) the sale of all or substantially all of the our assets (in the case of the Amended and Restated 2004 Long-Term Incentive Plan, the 2000 Long-Term Incentive Plan and the Stock Appreciation Rights Plan), or our shareholders approve our liquidation or dissolution (in the case of the 2003 Employee Stock Option Plan).
     Upon any such “Plan Change of Control,” all of Mr. Peebler’s stock options granted to him under the 2003 Employee Stock Option Plan and the Amended and Restated 2004 Long-Term Incentive Plan will become fully exercisable and restricted stock granted to him under the Amended and Restated 2004 Long-Term Incentive Plan will automatically accelerate and become fully vested. Upon any of the above events, we would not be required to provide any medical continuation or death or disability benefits for Mr. Peebler that are not also available to our other employees as required by law or the applicable benefit plan.
     Death or Disability. Upon his death or disability, any options or restricted stock Mr. Peebler holds under our 2004 Long-Term Incentive Plan would automatically accelerate and become fully vested. As of December 31, 2009, Mr. Peebler held 205,296 shares of restricted stock granted under our 2004 Long-Term Incentive Plan.

     Termination by Us for Cause or by Mr. Peebler Other Than for Good Reason. Upon his termination or resignation for any other reason, Mr. Peebler is not entitled to any payment or benefit other than the payment of unpaid salary and accrued and unused vacation pay.
     Mr. Peebler’s vested stock options will remain exercisable after his termination of employment, death, disability or retirement for periods of between 180 days and one year following such event, depending on the event and the terms of the applicable stock plan and grant agreement.
     In addition, any voluntary termination of employment on or after December 31, 2010, will be treated for all purposes under our 2004 Long-Term Incentive Plan as a termination due to the retirement of Mr. Peebler, thereby causing all of his unvested stock options and restricted stock granted under that plan to automatically accelerate and become fully vested.
     If any payment or benefit under his employment agreement is determined to be subject to the excise tax for “excess parachute payments” under U.S. federal income tax rules, we have agreed to pay to Mr. Peebler an additional amount to adjust for the incremental tax costs of those payments to him.
     Assuming Mr. Peebler’s employment was terminated under each of these circumstances or a change of control occurred on December 31, 2009, his payments and benefits would have an estimated value as follows (less applicable withholding taxes):

				Value of
	Cash		Tax	Accelerated Equity
Scenario	Severance ($)(1)	Bonus ($)	Gross-Ups ($)	Awards ($)(2)
Without Cause or For Good Reason	1,719,250	431,250	—	—
Resign 18 months after change of control	1,719,250	431,250	—	—
Change of Control (regardless of termination)	—	—	—	1,609,552
Death or Disability	—	—	—	1,609,552
Voluntary Termination	—	—	—	1,609,552

(1)	$569,250 would be payable immediately and $1,150,000 would be payable over a two-year period. In addition to the listed amounts, if Mr. Peebler resigns or his employment is terminated for any reason, he would be entitled to be paid for his unused vacation days. Mr. Peebler is currently entitled to 20 vacation days per year. The above table assumes that there is no earned but unpaid base salary as of the time of termination.

(2)	As of December 31, 2009, Mr. Peebler held 205,296 shares of unvested restricted stock and unvested options to purchase 135,000 shares of our common stock. The value of accelerated unvested options was calculated by multiplying 135,000 shares underlying Mr. Peebler’s unvested options by $5.92 (the closing price per share on December 31, 2009) and then deducting the $3.00 exercise price for those shares. The value of accelerated unvested restricted stock was calculated by multiplying 205,296 shares by $5.92.
R. Brian Hanson
     Termination and Change of Control. Mr. Hanson is entitled to certain benefits under his employment agreement upon any of the following events:
•	we terminate his employment other than for cause, death or disability;

•	Mr. Hanson resigns for “good reason”; or

•	Mr. Hanson resigns after remaining with us or with our successor for a period of 12 months following a “change in control” involving our company.
     Under Mr. Hanson’s employment agreement, a “change in control” occurs upon any of the following:
     (1) the acquisition by a person or group of beneficial ownership of 40% or more of our outstanding shares of common stock other than any acquisitions directly from ION, acquisitions by ION or an employee benefit plan maintained by ION, or certain permitted acquisitions in connection with a “Merger” (as defined in sub-paragraph (3) below);

     (2) changes in directors on our board of directors such that the individuals that constitute the entire board cease to constitute at least a majority of directors of the board, other than new directors whose appointment or nomination for election was approved by a vote of at a majority of the directors then constituting the entire board of directors (except in the case of election contests);
     (3) approval by our stockholders of a “Merger” — that is, a reorganization, merger, consolidation or similar business combination involving ION — unless (i) owners of ION common stock immediately following such business combination together own more than 50% of the total outstanding stock or voting power of the entity resulting from the business combination in substantially the same proportion as their ownership of ION voting securities immediately prior to such Merger and (ii) at least a majority of the members of the board of directors of the corporation resulting from such Merger (or its parent corporation) were members ION’s board at the time of the execution of the initial agreement providing for the Merger; or
     (4) the sale or other disposition of all or substantially all of our assets.
     Upon the occurrence of any of the above events, Mr. Hanson would be entitled to receive the following (less applicable withholding taxes and subject to compliance with non-compete, non-solicit and no-hire obligations):In the above scenarios, Mr. Hanson would be entitled to receive the following (less applicable withholding taxes and subject to compliance with non-compete, non-solicit and no-hire obligations):
•	over a two-year period, a cash amount equal to two times his annual base salary;

•	all incentive plan bonuses then due to him under the terms of the relevant incentive compensation plan in effect for any previous year and a prorated portion of the target incentive plan bonus that he would have been eligible to receive under any incentive compensation plan in effect with respect to the current year; and

•	continuation of insurance coverage for Mr. Hanson as of the date of his termination for a period of one year at the same cost to him as prior to the termination.
     We believe the above 12-month change-of-control benefit maximizes stockholder value because it motivates Mr. Hanson to remain in his position for a sufficient period of time following a change of control to ensure a smoother integration and transition for the new owners.
     Upon a “Plan Change of Control” (see “ — Robert P. Peebler — Change of Control Under Equity Incentive Plans” above), all of Mr. Hanson’s stock options granted to him under the Amended and Restated 2004 Long-Term Incentive Plan will become fully exercisable, all restricted stock awards granted to him under the Amended and Restated 2004 Long-Term Incentive Plan will automatically accelerate and become fully vested and all SARs granted to him under the Stock Appreciation Rights Plan will become fully vested and immediately exercisable. In addition, any change of control of our company will cause the remaining term of Mr. Hanson’s employment agreement to automatically adjust to two years, commencing on the effective date of the change of control.
     Death, Disability or Retirement. Upon his death, disability or retirement, all options, restricted stock and SARs that Mr. Hanson holds would automatically accelerate and become fully vested.
     Termination by Us for Cause or by Mr. Hanson Other Than for Good Reason. Upon any termination by us for cause or any resignation by Mr. Hanson for any reason other than “good reason” (as defined in his employment agreement), Mr. Hanson is not entitled to any payment or benefit other than the payment of unpaid salary and accrued and unused vacation pay.
     Mr. Hanson’s vested stock options and SARs will remain exercisable after his termination of employment, death, disability or retirement for periods of between 180 days and one year following such event, depending on the event and the terms of the applicable plan and grant agreement. If Mr. Hanson is terminated for cause, all of his vested and unvested stock options, unvested restricted stock and unvested SARs will be immediately forfeited.
     If any payment or benefit under his employment agreement is determined to be subject to the excise tax for “excess parachute payments” under U.S. federal income tax rules, we have agreed to pay to Mr. Hanson an additional amount to adjust for the incremental tax costs of those payments to him.

     Assuming Mr. Hanson’s employment was terminated under each of these circumstances or a change of control occurred on December 31, 2009, his payments and benefits would have an estimated value as follows (less applicable withholding taxes):

					Value of
	Cash	Bonus	Insurance	Tax	Accelerated Equity
Scenario	Severance ($)(1)	($)(2)	Continuation ($)(3)	Gross-Ups ($)	Awards ($)(4)
Without Cause or For Good Reason	654,000	163,500	14,499	—	—
Resign 12 months after change of control	654,000	163,500	14,499	—	—
Change of Control (regardless of termination) or Death, Disability or Retirement	—	—	—	—	1,057,200
Voluntary Termination	—	—	—	—	—

(1)	Payable over a two-year period. In addition to the listed amounts, if Mr. Hanson resigns or his employment is terminated for any reason, he would be entitled to be paid for his unused vacation days. Mr. Hanson is currently entitled to 20 vacation days per year. The above table assumes that there is no earned but unpaid base salary as of the time of termination.

(2)	Represents an estimate of the target bonus payment Mr. Hanson would be entitled to receive pursuant to our 2009 incentive plan. The actual bonus payment he would be entitled to receive upon his termination may be different from the estimated amount, depending on the achievement of payment criteria under the bonus plan.

(3)	The value of insurance continuation contained in the above table is the total cost of COBRA continuation coverage for Mr. Hanson, maintaining his same levels of medical, dental and other insurance in effect as of December 31, 2009, less the amount of premiums to be paid by Mr. Hanson for such coverage.

(4)	As of December 31, 2009, Mr. Hanson held 75,000 unvested shares of restricted stock, unvested stock options to purchase 106,250 shares of common stock and 140,000 SARs. The value of accelerated unvested options was calculated by multiplying 75,000 shares underlying Mr. Hanson’s unvested options by $5.92 (the closing price per share on December 31, 2009) and then deducting the aggregate exercise price for those shares (equal to $3.00 per share for 70,000 options). Options having an exercise price greater than $5.92 were calculated with a zero value. The value of accelerated unvested restricted stock was calculated by multiplying 75,000 shares by $5.92. The value of accelerated unvested SARs was calculated by multiplying 140,000 shares by $5.92 and then deducting the settlement price of $3.00.
James R. Hollis
     Mr. Hollis voluntarily resigned as ION’s President and Chief Operating Officer, effective on January 29, 2010. As a result of his resignation, Mr. Hollis forfeited his rights to (i) 48,333 shares of restricted stock, (ii) unvested options to purchase 121,250 shares of common stock and (iii) 200,000 unvested stock appreciation rights. Other than payment for his accrued and unused vacation time pursuant to Texas law and under our employment policies, Mr. Hollis did not receive any severance or other payments upon his resignation, and he is not entitled to receive any severance or other payments in the future.
     The following summary sets forth estimated potential payments that would have been payable to Mr. Hollis upon his termination of employment or a change of control of our company under his former employment agreement and our stock plans and other compensation programs as if his employment had so terminated for these reasons, or the change of control had so occurred, on December 31, 2009.
     Termination and Change of Control. Mr. Hollis would have been entitled to certain benefits under his employment agreement upon any of the following events:
•	we terminated his employment other than for cause, death or disability;

•	Mr. Hollis resigned for “good reason”; or

•	Mr. Hollis resigned after remaining with us or with our successor for a period of 12 months following a “change in control” involving our company.
     Under Mr. Hollis’ employment agreement, a “change in control” would be considered to have occurred upon any of the following:

(1)	the acquisition by a person or group of beneficial ownership of 40% or more of the outstanding shares of common stock other than any acquisitions directly from ION, acquisitions by ION or an employee benefit plan maintained by ION, or certain permitted acquisitions in connection with a “Merger” (as defined in sub-paragraph (3) below);

(2)	changes in directors on ION’s board of directors such that the individuals that constitute the entire board of directors cease to constitute at least a majority of directors of the board, other than new directors whose appointment or nomination for election was approved by a vote of at a majority of the directors then constituting the entire board (except in the case of election contests);

(3)	approval by ION’s stockholders of a “Merger” — that is, a reorganization, merger, consolidation or similar business combination involving ION — unless (i) owners of ION common stock immediately following such business combination together own more than 50% of the total outstanding stock or voting power of the entity resulting from the business combination in substantially the same proportion as their ownership of ION voting securities were immediately prior to the Merger and (ii) at least a majority of the members of the board of directors of the corporation resulting from such Merger (or its parent corporation) were members of ION’s board at the time of the execution of the initial agreement providing for the Merger; or

(4)	the sale or other disposition of all or substantially all of the assets of ION.
     Upon the occurrence of any of the above three events, Mr. Hollis would have been entitled to receive the following (less applicable withholding taxes and subject to compliance with non-compete, non-solicit and no-hire obligations):
•	over a two-year period, a cash amount equal to two times his annual base salary;

•	all incentive plan bonuses then due to him under the terms of the relevant incentive compensation plan in effect for any previous year and a prorated portion of the target incentive plan bonus that he would have been eligible to receive under any incentive compensation plan in effect with respect to the current year; and

•	continuation of insurance coverage for Mr. Hollis as of the date of his termination for a period of one year at the same cost to him as prior to the termination.
     Upon a “Plan Change of Control” involving ION (see “Robert P. Peebler — Change of Control Under Equity Incentive Plans” above), all of Mr. Hollis’ stock options granted to him under the Amended and Restated 2004 Long-Term Incentive Plan would have become fully exercisable, restricted stock granted to him under the Amended and Restated 2004 Long-Term Incentive Plan would have automatically accelerated and become fully vested and all SARs granted to him under the Stock Appreciation Rights Plan would have become fully vested and immediately exercisable. In addition, any change of control of our company would have caused the remaining term of Mr. Hollis’ employment agreement to automatically adjust to two years, commencing on the effective date of the change of control.
     Death, Disability or Retirement. Upon his death, disability or retirement, all options, restricted stock and SARs that Mr. Hollis holds would have automatically accelerated and become fully vested.
     Termination by Us for Cause or by Mr. Hollis Other Than for Good Reason. Upon any termination by us for cause or any resignation by Mr. Hollis for any reason other than “good reason” (as defined in his employment agreement), Mr. Hollis would not be entitled to any payment or benefit other than the payment of unpaid salary and accrued and unused vacation pay.
     Mr. Hollis’ vested stock options and SARs would have remained exercisable after his termination of employment, death, disability or retirement for periods of between 180 days and one year following such event, depending on the event and the terms of the applicable plan and grant agreement. If Mr. Hollis would have been terminated for cause, all of his vested and unvested stock options, unvested restricted stock and unvested SARs would have been immediately forfeited.
     If any payment or benefit under his employment agreement was determined to be subject to the excise tax for “excess parachute payments” under U.S. federal income tax rules, we had agreed to pay to Mr. Hollis an additional amount to adjust for the incremental tax costs of those payments to him.
     Assuming Mr. Hollis’ employment was terminated under each of these circumstances or a change of control occurred on December 31, 2009, his payments and benefits would have had an estimated value as follows (less applicable withholding taxes):

					Value of
			Insurance	Tax	Accelerated
	Cash	Bonus	Continuation	Gross-	Equity
Scenario	Severance ($)(1)	($)(2)	($)(3)	Ups ($)	Awards ($)(4)
Without Cause or For Good Reason	770,000	192,500	12,142	—	—
Resign 12 months after change of control	770,000	192,500	12,142	—	—
Change of Control (regardless of termination) or Death, Disability or Retirement	—	—	—	—	1,089,131
Voluntary Termination	—	—	—	—	—

(1)	Payable over a two-year period. In addition to the amounts listed in the table, if Mr. Hollis resigned or his employment had been terminated for any reason, he would be entitled to be paid for his unused vacation days. As of December 31, 2009, Mr. Hollis was entitled to 20 vacation days per year. The above table assumes that there is no earned but unpaid base salary as of the time of termination.

(2)	Represents an estimate of the target bonus payment Mr. Hollis would have been entitled to receive pursuant to our 2009 incentive plan. The actual bonus payment he would have been entitled to receive upon his termination may be different from the estimated amount, depending on the achievement of the payment criteria under the bonus plan.

(3)	The value of insurance continuation contained in the above table is the total cost of COBRA continuation coverage for Mr. Hollis, maintaining his same levels of medical, dental and other insurance in effect as of December 31, 2009, less the amount of premiums to be paid by Mr. Hollis for such coverage.

(4)	As of December 31, 2009, Mr. Hollis held 48,333 unvested shares of restricted stock, unvested stock options to purchase 121,250 shares of common stock and 200,000 SARs. The value of accelerated unvested options was calculated by multiplying 75,000 shares underlying certain of Mr. Hollis’ unvested options by $5.92 (the closing price per share on December 31, 2009) and then deducting the aggregate exercise price for those shares (equal to $3.00 per share for 75,000 options). Options having an exercise price greater than $5.92 were calculated with a zero value. The value of accelerated unvested restricted stock was calculated by multiplying 48,333 shares by $5.92. The value of accelerated unvested SARs was calculated by multiplying 200,000 shares by $5.92 and then deducting the settlement price of $3.00.
Christopher M. Friedemann
     Mr. Friedemann is not entitled to receive any contractual severance if we terminate his employment without cause. Upon a “Plan Change of Control” (see “ — Robert P. Peebler — Change of Control Under Equity Incentive Plans” above), all of his unvested stock options granted to him under the Amended and Restated 2004 Long-Term Incentive Plan and the 2000 Long-Term Incentive Plan will become fully exercisable and all restricted stock awards granted to him under the Amended and Restated 2004 Long-Term Incentive Plan will automatically accelerate and become fully vested. Upon his retirement, death or disability, all unvested options and restricted stock he holds will automatically accelerate and become fully vested.
     The vested stock options held by Mr. Friedemann will remain exercisable after his termination of employment, death, disability or retirement for periods of between 180 days and one year following such event, depending on the event and the terms of the applicable stock plan and grant agreement. If Mr. Friedemann is terminated for cause, all of his vested and unvested stock options and unvested restricted stock will be immediately forfeited.
     Assuming his employment was terminated under each of these circumstances or a change of control occurred on December 31, 2009, his payments and benefits would have an estimated value as follows (less applicable withholding taxes):

	Cash	Value of Accelerated
Scenario	Severance ($)(1)	Equity Awards ($)(2)
Without Cause	—	—
Change of Control (regardless of termination) or Death, Disability or Retirement	—	235,194
Voluntary Termination	—	—

(1)	In addition to the listed amounts, if Mr. Friedemann resigns or his employment is terminated for any reason, he would be entitled to be paid for his unused vacation days. Mr. Friedemann is currently entitled to 20 vacation days per year. The above table assumes that there is no earned but unpaid base salary as of the time of termination.

(2)	As of December 31, 2009, Mr. Friedemann held 19,999 unvested shares of restricted stock and unvested options to purchase 75,000 shares of our common stock. The value of accelerated unvested options was calculated by multiplying 75,000 shares underlying Mr. Friedemann’s unvested options by $5.92 (the closing price per share on December 31, 2009) and then deducting the aggregate exercise prices for those shares (equal to $3.00 per share for 40,000 options). Options having an exercise price greater than $5.92 were calculated with a zero value. The value of his accelerated unvested restricted stock was calculated by multiplying 19,999 shares by $5.92.
David L. Roland
     Termination and Change of Control. Mr. Roland is entitled to certain benefits under his employment agreement upon any of the following events:
•	we terminate his employment other than for cause, death or disability; or

•	Mr. Roland resigns for “good reason.”
     In the above scenarios, Mr. Roland would be entitled to receive the following (less applicable withholding taxes):
•	over a one-year period, a cash amount equal to his annual base salary;

•	all incentive plan bonuses then due to him under the terms of the relevant incentive compensation plan in effect for any previous year and a prorated portion of the target incentive plan bonus that he would have been eligible to receive under any incentive compensation plan in effect with respect to the current year; and

•	continuation of insurance coverage for Mr. Roland as of the date of his termination for a period of one year at the same cost to him as prior to the termination.
     Upon a “Plan Change of Control” (see “ — Robert P. Peebler — Change of Control Under Equity Incentive Plans” above), all of Mr. Roland’s unvested stock options granted to him under the Amended and Restated 2004 Long-Term Incentive Plan will become fully exercisable and restricted stock granted to him under the Amended and Restated 2004 Long-Term Incentive Plan will automatically accelerate and become fully vested. Mr. Roland’s employment agreement contains no change-of-control severance payment rights.
     Death, Disability or Retirement. Upon his death, disability or retirement, all options and restricted stock that Mr. Roland holds would automatically accelerate and become fully vested.
     Termination by Us for Cause or by Mr. Roland Other Than for Good Reason. Upon any termination by us for cause or any resignation by Mr. Roland for any reason other than “good reason” (as defined in his employment agreement), Mr. Roland is not entitled to any payment or benefit other than the payment of unpaid salary and accrued and unused vacation pay.
     Mr. Roland’s vested stock options will remain exercisable after his termination of employment, death, disability or retirement for periods of between 180 days and one year following such event, depending on the event and the terms of the applicable stock plan and grant agreement. If Mr. Roland is terminated for cause, all of his vested and unvested stock options and unvested restricted stock will be immediately forfeited.
     Assuming Mr. Roland’s employment was terminated under each of these circumstances or a change of control occurred on December 31, 2009, his payments and benefits would have an estimated value as follows (less applicable withholding taxes):

				Tax
	Cash	Bonus	Insurance	Gross-	Value of Accelerated
Scenario	Severance ($)(1)	($)(2)	Continuation ($)(3)	Ups ($)	Equity Awards ($)(4)
Without Cause or For Good Reason	270,000	135,000	14,436	—	—
Change of Control (regardless of termination) or Death, Disability or Retirement	—	—	—	—	302,494
Voluntary Termination	—	—	—	—	—

(1)	Payable over a one-year period. In addition to the listed amounts, if Mr. Roland resigns or his employment is terminated for any reason, he would be entitled to be paid for his unused vacation days. Mr. Roland is currently entitled to 20 vacation days per year. The above table assumes that there is no earned but unpaid base salary as of the time of termination.

(2)	Represents an estimate of the target bonus payment Mr. Roland would be entitled to receive pursuant to our 2009 incentive plan. The actual bonus payment he would be entitled to receive upon his termination may be different from the estimated amount, depending on the achievement of payment criteria under the bonus plan.

(3)	The value of insurance continuation contained in the above table is the total cost of COBRA continuation coverage for Mr. Roland, maintaining his same levels of medical, dental and other insurance in effect as of December 31, 2009, less the amount of premiums to be paid by Mr. Roland for such coverage.

(4)	As of December 31, 2009, Mr. Roland held 39,999 unvested shares of restricted stock and unvested stock options to purchase 70,000 shares of common stock. The value of accelerated unvested options was calculated by multiplying 70,000 shares underlying Mr. Roland’s unvested options by $5.92 (the closing price per share on December 31, 2009) and then deducting the aggregate exercise prices for those shares (equal to $3.00 per share for 22,500 options). Options having an exercise price greater than $5.92 were calculated with a zero value. The value of accelerated unvested restricted stock was calculated by multiplying 39,999 shares by $5.92.
2008 Pension Benefits And Nonqualified Deferred Compensation
     None of our named executive officers participates or has account balances in (i) any qualified or non-qualified defined benefit plans or (ii) in any non-qualified defined contribution plans or other deferred compensation plans maintained by us.
DIRECTOR COMPENSATION
General
     ION employees who are also directors do not receive any fee or remuneration for services as members of our Board of Directors. We currently have nine non-employee directors who qualify for compensation as directors. In addition to being reimbursed for all reasonable out-of-pocket expenses that the director incurs attending Board meetings and functions, until March 2009 our outside directors received an annual retainer fee of $46,000. In addition, until March 2009 the Chairman of the Audit Committee had been entitled to receive an annual retainer fee of $12,500, the Chairman of the Compensation Committee had been entitled to receive an annual retainer fee of $10,000, the Chairman of the Governance Committee had been entitled to receive an annual retainer fee of $5,000, and each co-Chairman of the Finance Committee had been entitled to receive an annual retainer fee of $5,000. Until March 2009, outside directors also received, in cash, $2,000 for each Board meeting and $2,000 for each committee meeting attended (unless the committee meeting was held in conjunction with a Board meeting, in which case the fee for committee meeting attendance was $1,000) and $1,000 for each Board or committee meeting held via teleconference.
     In order to reduce operating costs during the market downturn resulting from the economic recession and decline in oil and gas prices, in March 2009 the Board reduced by 15% the amount of retainer and meeting fees each director receives, so that commencing effective in April 2009, our outside directors received an annual retainer fee of $39,100, the Chairman of the Audit Committee received an annual retainer fee of $10,600, the Chairman of the Compensation Committee received an annual retainer fee of $8,500, the Chairman of the Governance Committee received an annual retainer fee of $4,300, each co-Chairman of the Finance Committee received an annual retainer fee of $4,300, and each outside director received $1,700 for each in-person Board meeting attended and $1,700 for each in-person committee meeting attended (unless the committee meeting is held in conjunction with a Board meeting, in which case the fee for committee meeting attendance was $900) and $900 for each Board or committee meeting held via teleconference. Effective on November 1, 2009, the amount of retainer and meeting fees each director receives increased to its amount in effect prior to the March 2009 reduction.
     Each outside director also receives an initial grant of 8,000 vested shares of our common stock on the first quarterly grant date after joining the Board and follow-on grants of 12,000 vested shares of our stock each year.
     In 1992, we adopted a Directors Retirement Plan. We discontinued this plan in 1996. Mr. Elliott is the only director entitled to receive any benefits under the Directors Retirement Plan. This plan requires us to make a lump sum payment to Mr. Elliott following his retirement from the Board, in an amount equal to the present value of $15,000 to be received annually for a period of ten years.

     The following table summarizes the compensation earned by ION’s non-employee directors in 2009:

				Change in
				Pension
				Value and
			Non-Equity	Nonqualified
	Fees Earned	Stock	Incentive	Deferred
	or Paid in	Awards	Plan	Compensation	All Other
Name(1)	Cash ($)	($)(2)	Compensation ($)	Earnings ($)	Compensation ($)	Total ($)
James M. Lapeyre, Jr.	71,400	65,280	—	—	—	136,680
Bruce S. Appelbaum, PhD	65,200	65,280	—	—	—	130,480
Theodore H. Elliott, Jr.	64,200	65,280	—	—	—	129,480
G. Thomas Marsh	56,600	86,680	—	—	—	143,280
Franklin Myers	83,700	65,280	—	—	—	148,980
S. James Nelson, Jr.	84,700	65,280	—	—	—	149,980
John N. Seitz	65,200	65,280	—	—	—	130,480
Nicholas G. Vlahakis	56,700	86,680	—	—	—	143,380
Guo Yueliang(3)	—	—	—	—	—	—

(1)	Robert P. Peebler, our Chief Executive Officer, is not included in this table because he is an employee of ION and therefore received no compensation for his services as a director. The compensation received by Mr. Peebler as an employee of ION is shown in the Summary Compensation Table above.

(2)	All of the amounts shown represent the value of common stock granted under our 2004 Long-Term Incentive Plan. On March 1, 2009, Messrs. Marsh and Vlahakis were each granted an award of 20,000 shares of ION common stock pursuant to the Director Compensation terms discussed above. On December 1, 2009, each of our non-employee directors was granted an award of 12,000 shares of ION common stock. The values contained in the table are based on the grant-date fair value of awards of stock during the fiscal year.

(3)	Mr. Guo was appointed to the Board effective on April 1, 2010.
As of December 31, 2009, our non-employee directors held the following unvested and unexercised ION equity awards:

	Unvested Stock	Unexercised Option
Name	Awards(#)	Awards(#)
James M. Lapeyre, Jr.	—	90,000
Bruce S. Appelbaum, PhD	—	80,000
Theodore H. Elliott, Jr.	—	70,000
G. Thomas Marsh	—	—
Franklin Myers	—	55,000
S. James Nelson, Jr.	—	70,000
John N. Seitz	—	80,000
Nicholas G. Vlahakis	—	—
Guo Yueliang	—	—
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) List of Documents Filed
     (1) Financial Statements
     The financial statements filed as part of this report are listed in the “Index to Consolidated Financial Statements” on page F-1 of ION’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010.

     (2) Financial Statement Schedules
     The following financial statement schedule is listed in the “Index to Consolidated Financial Statements” on page F-1 of ION’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010:
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

*10.36	—	Sixth Amendment and Waiver to Amended and Restated Credit Agreement dated effective as of October 23, 2009 by and among ION Geophysical Corporation, ION International S.À R.L., the Guarantors and Lenders party thereto and HSBC Bank USA, N.A., as administrative agent.

**10.37	—	Form of Employment Inducement Stock Option Agreement for the Input/Output, Inc. — GX Technology Corporation Employment Inducement Stock Option Program, filed on April 4, 2005 as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-123831), and incorporated herein by reference.

**10.38	—	Consulting Services Agreement dated as of October 19, 2006, by and between GX Technology Corporation and Michael K. Lambert, filed on October 24, 2006 as Exhibit 10.2 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

**10.39	—	First Amendment to Consulting Services Agreement dated as of January 5, 2007, by and between GX Technology Corporation and Michael K. Lambert, filed on January 8, 2007 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

**10.40	—	Letter agreement dated October 19, 2006, by and between the Company and Michael K. Lambert, filed on October 24, 2006 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

**10.41	—	Severance Agreement dated as of December 1, 2008, between ION Geophysical Corporation and Charles J. Ledet, filed on December 5, 2008 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference.

10.42	—	Consulting Agreement dated as of December 1, 2008, between ION Geophysical Corporation and Charles J. Ledet, filed on December 5, 2008 as Exhibit 10.2 to the Company’s Current Report on Form 8-K and incorporated herein by reference.

10.43	—	Rights Agreement, dated as of December 30, 2008, between ION Geophysical Corporation and Computershare Trust Company, N.A., as Rights Agent, filed as Exhibit 4.1 to the Company’s Form 8-A (Registration No. 001-12691) and incorporated herein by reference.

10.44	—	Amended and Restated Share Purchase Agreement, dated as of September 17, 2008, by and among ION Geophysical Corporation, Aram Systems Ltd., Canadian Seismic Rentals Inc. and the Sellers party thereto, filed on September 23, 2008 as Exhibit 2.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference.

10.45	—	Assignment Agreement dated as of December 30, 2008 by and among 3226509 Nova Scotia Company, ARAM Systems Ltd., Canadian Seismic Rentals Inc., Maison Mazel Ltd. and ION Geophysical Corporation, filed on January 5, 2009 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference.

10.46	—	Release Agreement dated as of December 30, 2008 by and among ION Geophysical Corporation, 3226509 Nova Scotia Company, ARAM Systems Ltd., Canadian Seismic Rentals Inc., Maison Mazel Ltd. and the Sellers party thereto, filed on January 5, 2009 as Exhibit 10.2 to the Company’s Current Report on Form 8-K and incorporated herein by reference.

10.47	—	Amended and Restated Subordinated Promissory Note dated December 30, 2008, made by 3226509 Nova Scotia Company in favor of Maison Mazel Ltd., filed on January 5, 2009 as Exhibit 10.6 to the Company’s Current Report on Form 8-K and incorporated herein by reference.

***10.48	—	ION Stock Appreciation Rights Plan dated November 17, 2008.

10.49	—	Form of Purchase Agreement dated as of June 1, 2009, for the offering and sale of 18,500,000 shares of common stock of ION Geophysical Corporation in privately-negotiated transactions to “accredited investors” (as defined in Rule 501 under the Securities Act of 1933, as amended), by and between ION Geophysical Corporation and the Purchasers named therein, filed on August 6, 2009 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, and incorporated herein by reference.

10.50	—	Canadian Master Loan and Security Agreement dated as of June 29, 2009 by and among ICON ION, LLC, as lender, ION Geophysical Corporation and ARAM Rentals Corporation, a Nova Scotia corporation, filed on August 6, 2009 as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, and incorporated herein by reference.

10.51	—	Master Loan and Security Agreement (U.S.) dated as of June 29, 2009 by and among ICON ION, LLC, as lender, ION Geophysical Corporation and ARAM Seismic Rentals, Inc., a Texas corporation, filed on August 6, 2009 as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, and incorporated herein by reference.

*10.52	—	Term Sheet dated as of October 23, 2009 by and between ION Geophysical Corporation and BGP Inc., China National Petroleum Corporation.

*10.53	—	Warrant Issuance Agreement dated as of October 23, 2009 by and between ION Geophysical Corporation and BGP Inc., China National Petroleum Corporation.

*10.54	—	Registration Rights Agreement dated as of October 23, 2009 by and between ION Geophysical Corporation and BGP Inc., China National Petroleum Corporation.

*21.1	—	Subsidiaries of the Company.

† 23.1	—	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

*24.1	—	Power of Attorney (included on the signature page of the Form 10-K filed on March 1, 2010).

† 31.1	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

† 31.2	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

† 32.1	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

† 32.2	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

*	Filed with ION’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on March 1, 2010.

**	Management contract or compensatory plan or arrangement.

†	Filed herewith
(b)	Exhibits required by Item 601 of Regulation S-K.

Reference is made to subparagraph (a) (3) of this Item 15, which is incorporated herein by reference.

(c)	Not applicable.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 9, 2010.

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

*10.36	—	Sixth Amendment and Waiver to Amended and Restated Credit Agreement dated effective as of October 23, 2009 by and among ION Geophysical Corporation, ION International S.À R.L., the Guarantors and Lenders party thereto and HSBC Bank USA, N.A., as administrative agent.

**10.37	—	Form of Employment Inducement Stock Option Agreement for the Input/Output, Inc. — GX Technology Corporation Employment Inducement Stock Option Program, filed on April 4, 2005 as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-123831), and incorporated herein by reference.

**10.38	—	Consulting Services Agreement dated as of October 19, 2006, by and between GX Technology Corporation and Michael K. Lambert, filed on October 24, 2006 as Exhibit 10.2 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

**10.39	—	First Amendment to Consulting Services Agreement dated as of January 5, 2007, by and between GX Technology Corporation and Michael K. Lambert, filed on January 8, 2007 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

**10.40	—	Letter agreement dated October 19, 2006, by and between the Company and Michael K. Lambert, filed on October 24, 2006 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

**10.41	—	Severance Agreement dated as of December 1, 2008, between ION Geophysical Corporation and Charles J. Ledet, filed on December 5, 2008 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference.

10.42	—	Consulting Agreement dated as of December 1, 2008, between ION Geophysical Corporation and Charles J. Ledet, filed on December 5, 2008 as Exhibit 10.2 to the Company’s Current Report on Form 8-K and incorporated herein by reference.

10.43	—	Rights Agreement, dated as of December 30, 2008, between ION Geophysical Corporation and Computershare Trust Company, N.A., as Rights Agent, filed as Exhibit 4.1 to the Company’s Form 8-A (Registration No. 001-12691) and incorporated herein by reference.

10.44	—	Amended and Restated Share Purchase Agreement, dated as of September 17, 2008, by and among ION Geophysical Corporation, Aram Systems Ltd., Canadian Seismic Rentals Inc. and the Sellers party thereto, filed on September 23, 2008 as Exhibit 2.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference.

10.45	—	Assignment Agreement dated as of December 30, 2008 by and among 3226509 Nova Scotia Company, ARAM Systems Ltd., Canadian Seismic Rentals Inc., Maison Mazel Ltd. and ION Geophysical Corporation, filed on January 5, 2009 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference.

10.46	—	Release Agreement dated as of December 30, 2008 by and among ION Geophysical Corporation, 3226509 Nova Scotia Company, ARAM Systems Ltd., Canadian Seismic Rentals Inc., Maison Mazel Ltd. and the Sellers party thereto, filed on January 5, 2009 as Exhibit 10.2 to the Company’s Current Report on Form 8-K and incorporated herein by reference.

10.47	—	Amended and Restated Subordinated Promissory Note dated December 30, 2008, made by 3226509 Nova Scotia Company in favor of Maison Mazel Ltd., filed on January 5, 2009 as Exhibit 10.6 to the Company’s Current Report on Form 8-K and incorporated herein by reference.

***10.48	—	ION Stock Appreciation Rights Plan dated November 17, 2008.

10.49	—	Form of Purchase Agreement dated as of June 1, 2009, for the offering and sale of 18,500,000 shares of common stock of ION Geophysical Corporation in privately-negotiated transactions to “accredited investors” (as defined in Rule 501 under the Securities Act of 1933, as amended), by and between ION Geophysical Corporation and the Purchasers named therein, filed on August 6, 2009 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, and incorporated herein by reference.

10.50	—	Canadian Master Loan and Security Agreement dated as of June 29, 2009 by and among ICON ION, LLC, as lender, ION Geophysical Corporation and ARAM Rentals Corporation, a Nova Scotia corporation, filed on August 6, 2009 as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, and incorporated herein by reference.

10.51	—	Master Loan and Security Agreement (U.S.) dated as of June 29, 2009 by and among ICON ION, LLC, as lender, ION Geophysical Corporation and ARAM Seismic Rentals, Inc., a Texas corporation, filed on August 6, 2009 as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, and incorporated herein by reference.

*10.52	—	Term Sheet dated as of October 23, 2009 by and between ION Geophysical Corporation and BGP Inc., China National Petroleum Corporation.

*10.53	—	Warrant Issuance Agreement dated as of October 23, 2009 by and between ION Geophysical Corporation and BGP Inc., China National Petroleum Corporation.

*10.54	—	Registration Rights Agreement dated as of October 23, 2009 by and between ION Geophysical Corporation and BGP Inc., China National Petroleum Corporation.

*21.1	—	Subsidiaries of the Company.

† 23.1	—	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

*24.1	—	Power of Attorney (included on the signature page of the Form 10-K filed on March 1, 2010).

† 31.1	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

† 31.2	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

† 32.1	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

† 32.2	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

*	Filed with ION’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on March 1, 2010.

**	Management contract or compensatory plan or arrangement.

†	Filed herewith