Form 10-Q
period 2010-06-30
ION GEOPHYSICAL CORP
filed 2010-08-05
CIK 866609

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No: ☑
At July 29, 2010, there were 152,341,380 shares of common stock, par value $0.01 per share, outstanding.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS FOR FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2010

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2010	2009
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$16,288	$16,217
Restricted cash	1,191	1,469
Accounts receivable, net	52,423	111,046
Receivables and advances to INOVA Geophysical	9,623	—
Current portion notes receivable	—	13,367
Unbilled receivables	29,838	21,655
Inventories, net	52,056	202,601
Deferred income tax asset	6,827	6,001
Prepaid expenses and other current assets	9,776	23,145

Total current assets	178,022	395,501
Deferred income tax asset	15,834	26,422
Property, plant and equipment, net	16,202	78,555
Multi-client data library, net	133,073	130,705
Investment in INOVA Geophysical	118,821	—
Goodwill	50,704	52,052
Intangible assets, net	23,182	61,766
Other assets	4,716	3,185

Total assets	$540,554	$748,186

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$6,655	$271,132
Accounts payable	16,902	40,189
Accrued expenses	39,374	65,893
Accrued multi-client data library royalties	11,920	18,714
Fair value of the warrant	—	44,789
Deferred revenue and other current liabilities	12,231	13,802

Total current liabilities	87,082	454,519
Long-term debt, net of current maturities	104,961	6,249
Non-current deferred income tax liability	5,535	1,262
Other long-term liabilities	8,440	3,688

Total liabilities	206,018	465,718

Stockholders’ equity:
Cumulative convertible preferred stock	27,000	68,786
Common stock, $0.01 par value; authorized 200,000,000 shares; outstanding 152,306,380 and 118,688,702 shares at June 30, 2010 and December 31, 2009, respectively, net of treasury stock	1,523	1,187
Additional paid-in capital	817,740	666,928
Accumulated deficit	(480,979)	(411,548)
Accumulated other comprehensive loss	(24,183)	(36,320)
Treasury stock, at cost, 849,539 shares at both June 30, 2010 and December 31, 2009	(6,565)	(6,565)

Total stockholders’ equity	334,536	282,468

Total liabilities and stockholders’ equity	$540,554	$748,186

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Product revenues	$39,433	$52,038	$79,675	$111,514
Service revenues	35,953	37,219	84,430	84,633

Total net revenues	75,386	89,257	164,105	196,147

Cost of products	20,576	33,862	51,067	73,893
Cost of services	26,748	25,419	62,610	58,582

Gross profit	28,062	29,976	50,428	63,672

Operating expenses:
Research, development and engineering	5,217	11,793	14,216	23,258
Marketing and sales	5,649	8,438	13,555	18,201
General and administrative	11,212	17,256	27,650	36,256
Impairment of intangible assets	—	—	—	38,044

Total operating expenses	22,078	37,487	55,421	115,759

Income (loss) from operations	5,984	(7,511)	(4,993)	(52,087)
Interest expense, net, including $18.8 million of a debt discount and write-off of debt issuance costs in 1Q 2010	(1,373)	(6,349)	(27,016)	(13,282)
Loss on disposition of land division	—	—	(38,115)	—
Fair value adjustment of the warrant	—	—	12,788	—
Equity in losses of INOVA Geophysical	(179)	—	(179)	—
Other income (expense)	(799)	(6,381)	2,418	(6,403)

Income (loss) before income taxes	3,633	(20,241)	(55,097)	(71,772)
Income tax expense (benefit)	2,174	(4,510)	14,334	(18,473)

Net income (loss)	1,459	(15,731)	(69,431)	(53,299)
Preferred stock dividends	385	875	1,260	1,750

Net income (loss) applicable to common shares	$1,074	$(16,606)	$(70,691)	$(55,049)

Net income (loss) per share:
Basic	$0.01	$(0.16)	$(0.52)	$(0.54)
Diluted	$0.01	$(0.16)	$(0.52)	$(0.54)

Weighted average number of common shares outstanding:
Basic	151,441	105,121	135,962	102,447
Diluted	152,036	105,121	135,962	102,447
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net loss	$(69,431)	$(53,299)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization (other than multi-client data library)	15,766	21,740
Amortization of multi-client data library	18,858	22,021
Stock-based compensation expense related to stock options, nonvested stock and employee stock purchases	3,343	7,406
Bad debt expense	194	2,625
Amortization of debt discount	8,656	—
Write-off of unamortized debt issuance costs	10,121	—
Fair value adjustment of the warrant	(12,788)	—
Deferred income taxes	8,250	(24,697)
Loss on disposition of land division	38,115	—
Equity in losses of INOVA Geophysical	179	—
Impairment of intangible assets	—	38,044
Change in operating assets and liabilities:
Accounts and notes receivable	31,088	71,538
Unbilled receivables	(8,183)	9,112
Inventories	1,153	(10,112)
Accounts payable, accrued expenses and accrued royalties	(23,568)	(60,059)
Deferred revenue	1,768	(438)
Other assets and liabilities	(3,949)	14,071

Net cash provided by operating activities	19,572	37,952

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,056)	(2,007)
Investment in multi-client data library	(21,226)	(45,599)
Cash, net of fees, from disposition of land division	99,790	—
Advances to INOVA Geophysical	(6,500)	—
Other investing activities	(1,272)	(208)

Net cash provided by (used in) investing activities	68,736	(47,814)

Cash flows from financing activities:
Net proceeds from issuance of debt	105,695	11,785
Net proceeds from issuance of common stock	38,039	38,220
Borrowings under revolving line of credit	85,000	32,000
Repayments under revolving line of credit	(174,429)	—
Payments on notes payable and long-term debt	(142,047)	(66,196)
Costs associated with debt amendments	—	(3,800)
Payment of preferred dividends	(1,260)	(1,750)
Other financing activities	(78)	234

Net cash (used in) provided by financing activities	(89,080)	10,493

Effect of change in foreign currency exchange rates on cash and cash equivalents	843	805

Net increase in cash and cash equivalents	71	1,436
Cash and cash equivalents at beginning of period	16,217	35,172

Cash and cash equivalents at end of period	$16,288	$36,608

Non-cash items from investing and financing activities:
Expiration of BGP Warrant	$32,001	$—
Conversion of BGP Domestic Convertible Note to equity	$28,571	$—
Investment in INOVA Geophysical	$119,000	$—
Exchange of RXT receivables into shares	$9,516	$—
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation
     The condensed consolidated balance sheet of ION Geophysical Corporation and its subsidiaries (collectively referred to in this Part I - Item 1 as the “Company” or “ION,” unless the context otherwise requires) at December 31, 2009 has been derived from the Company’s audited consolidated financial statements at that date. The condensed consolidated balance sheet at June 30, 2010, the condensed consolidated statements of operations for the three and six months ended June 30, 2010 and 2009, and the condensed consolidated statements of cash flows for the six months ended June 30, 2010 and 2009 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals, except as otherwise disclosed) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the operating results for a full year or of future operations.
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
     On March 25, 2010, the Company completed the disposition of most of its land seismic equipment businesses in connection with its formation of a land equipment joint venture with BGP, Inc., China National Petroleum Corporation (“BGP”). BGP is a subsidiary of China National Petroleum Corporation (“CNPC”) and is a leading global geophysical services contracting company. The resulting joint venture company, organized under the laws of the People’s Republic of China, is named INOVA Geophysical Equipment Limited (“INOVA Geophysical”). BGP owns a 51% interest in INOVA Geophysical, and the Company owns a 49% interest. INOVA Geophysical is managed through a Board of Directors consisting of four members appointed by BGP and three members appointed by the Company.
     The results of operations and financial condition of the Company as of and for the three and six months ended June 30, 2010 have been materially affected by this disposition, which affects the comparability of certain of the financial information contained in this Quarterly Report on Form 10-Q. The Company accounts for its 49% interest in INOVA Geophysical as an equity method investment. Because the financial statements of INOVA Geophysical are not sufficiently timely for the Company to apply the equity method currently, the Company records its share of earnings in INOVA Geophysical on a one fiscal quarter lag basis. Thus, the Company’s share of INOVA Geophysical’s first full quarterly results will be included in the Company’s financial results for the three and nine month periods ending September 30, 2010.
(2) Significant Accounting Policies
     The Company has had no material changes to its significant accounting policies from those described in the notes to its consolidated financial statements for the fiscal year ended December 31, 2009 that were included in the Company’s Annual Report on Form 10-K, except its policies regarding the allocation of consideration in multiple element revenue arrangements.
     The multiple element arrangements guidance codified in Accounting Standards Codification (“ASC”) 605-25 was modified as a result of the final consensus reached in EITF Issue No. 08-1, “Revenue Arrangements with Multiple Deliverables,” which was codified by Accounting Standards Update (“ASU”) 2009-13. The Company adopted this new guidance in the second quarter of 2010. Consistent with its transitional requirements, this new guidance was applied retrospectively as of January 1, 2010. Accordingly, the Company applied this guidance to transactions initiated or materially modified on or after January 1, 2010. There was no impact of adopting this guidance to the Company’s previously reported results for the first quarter of 2010, nor was there a material impact to the Company’s financial statements during the second quarter of 2010.
     This guidance eliminates the residual method of allocation for multiple-deliverable revenue arrangements and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. Per the provisions of this guidance, the Company allocates arrangement consideration to each deliverable qualifying as a separate unit of accounting in an arrangement based on its relative selling price. The Company determines its selling price using vendor specific objective evidence (“VSOE”), if it exists, and otherwise third-party evidence (“TPE”). If neither VSOE nor TPE of selling price exists for a unit of accounting, the Company uses estimated selling price (“ESP”). The Company generally expects that it will not be able to establish TPE due to the nature of the markets in which the Company competes, and, as such, the Company typically will determine its selling price using VSOE or, if not available, ESP. VSOE is generally limited to the price charged when the same or similar product is sold on a standalone basis. If a product is seldom sold on a standalone basis, it is unlikely that the Company can determine VSOE for the product.
     If the Company is unable to establish its selling price using VSOE, the Company will use ESP in its allocation of arrangement consideration. The objective of ESP is to determine the price at which the Company would transact if the product were sold by the Company on a standalone basis. The Company’s determination of ESP involves a weighting of several factors based on the specific facts and circumstances of the arrangement. Specifically, the Company will consider the anticipated margin on the particular deliverable, the selling price and profit margin for similar products and the Company’s ongoing pricing strategy and policies.
     The Company believes this new guidance will principally impact its Systems division. A typical arrangement within the Systems division might involve the sale of various products of the Company’s acquisition systems and other seismic equipment. Products under these arrangements are often delivered to the customer within the same period, but in certain situations, depending upon product availability and the customer’s delivery requirements, the products could be delivered to the customer at different times. In these situations, the Company considers its products to be separate units of accounting provided the following criteria are met: the delivered product has value to the customer on a standalone basis; and for an arrangement that includes a general right of return relative to the delivered products, delivery of the undelivered product is considered probable and is substantially controlled by the Company. The Company considers a deliverable to have standalone value if the product is sold separately by the Company or another vendor or could be resold by the customer. Further, the Company’s revenue arrangements generally do not include a general right of return relative to the delivered products.
     In addition, in the second quarter of 2010 and pursuant to the transitional requirements of the new multiple element revenue guidance, the Company adopted the guidance codified by ASU 2009-14, “Certain Arrangements That Include Software Elements,” retrospectively as of January 1, 2010. This guidance amends the accounting model for revenue arrangements that includes both tangible products and software elements, such that tangible products containing both software and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of software revenue guidance. There was not a material impact to the Company’s financial statements of adopting this guidance.
(3) Accounting Impact of the Formation of INOVA Geophysical and Related Financing Transactions
     On March 25, 2010, the Company completed the joint venture and related transactions with BGP that were previously contemplated. The formation of the joint venture resulted in (1) a disposition of most of the Company’s land seismic equipment businesses and (2) a number of changes to the Company’s capitalization through various financing transactions completed concurrently with the joint venture formation. Upon completion of these events, the Company recorded a loss on disposition of its land division of approximately $38.1 million during the first quarter of 2010. The following components comprise this loss on disposition:
•	The Company received cash proceeds from BGP of $99.8 million, net of transaction and professional fees of $5.6 million and cash balances of the disposed land divisions contributed to INOVA Geophysical of $3.1 million.

•	The Company received a 49% interest in INOVA Geophysical, which was recorded at a fair value of $119.0 million.

•	The Company deconsolidated $221.7 million of net assets associated with its land division.

•	The Company recognized $21.2 million of accumulated foreign currency translation losses, primarily related to its Canada land operations.

•	The Company recognized $7.0 million of expense resulting from the sale of ION stock to BGP at a discount to market under BGP’s equity purchase commitment as an inducement for BGP to enter into the transaction.

•	The Company recognized $5.0 million of expense related to it permanently ceasing the use of certain leased facilities previously occupied by its land division. See further discussion at Note 14 “— Restructuring Activities”.

•	The Company recognized $2.0 million of other expenses associated with the closing of INOVA Geophysical.
     In addition to the loss on disposition, the following represents the impact of the other related financing transactions in the first quarter of 2010:
•	The Company recorded a non-cash fair value adjustment of $12.8 million, reflecting the decrease in the fair value of the warrant from January 1, 2010 through March 25, 2010, the date of the closing of INOVA Geophysical. At that date, the remaining $32.0 million liability representing the warrant’s fair value was reclassified to additional paid-in-capital.

•	The Company recognized in interest expense the remaining non-cash debt discount of $8.7 million, which was associated with the issuance of the October 2009 convertible notes.

•	As part of the repayment of the previous revolving line of credit and term loan, the Company wrote-off to interest expense, $10.1 million of unamortized debt issuance costs.
(4) Related Party Transactions with INOVA Geophysical and BGP
     In April 2010, the Company advanced $5 million to INOVA Geophysical under a short-term promissory note. The note matures on August 31, 2010 and accrues interest at an annual rate equal to the London Interbank Offered Rate (“LIBOR”) plus 350 basis points. Additionally, BGP advanced $5 million to INOVA Geophysical during the second quarter on similar terms. In May 2010, the Company entered into a second promissory note arrangement with INOVA Geophysical providing for potential borrowings up to $4.5 million, and INOVA Geophysical was advanced $1.5 million under the note. This note was scheduled to mature on July 30, 2010 and accrued interest at an annual rate equal to LIBOR plus 350 basis points. INOVA Geophysical repaid the outstanding balance on the second note of $1.5 million on July 16, 2010. The purpose of these advances was to provide short-term capital to INOVA Geophysical prior to INOVA Geophysical obtaining its own line of credit.
     The Company has also entered into a support and transition agreement to provide INOVA Geophysical with certain administrative services including tax, legal, information technology, treasury, human resources, accounting, facilities and marketing services. The terms of the arrangement provides for INOVA Geophysical to pay approximately $0.5 million per month (beginning in April 2010) for services and also provides for the reimbursement to the Company of third-party costs incurred by ION directly related to the support of INOVA Geophysical. The term of the agreement is for two years and will automatically renew for one year periods, unless either party provides notice of its intent to terminate the agreement. At June 30, 2010, approximately $1.5 million was owed by INOVA Geophysical to the Company under this agreement and reflected in the balance of Receivables and Advances to INOVA Geophysical.
     For the three and six months ended June 30, 2010, the Company had revenues from BGP of $1.3 million and $3.1 million, respectively. Receivables due from BGP were $4.5 million at June 30, 2010. BGP owned approximately 15.6% of the Company’s outstanding common stock as of June 30, 2010.
(5) Segment Information
     The Company evaluates and reviews its results based on four segments: Systems, Software (formerly referred to as Data Management Solutions), Solutions (formerly referred to as ION Solutions) and its Legacy Land Systems which is now part of INOVA Geophysical. The Company measures segment operating results based on income from operations. The Legacy Land Systems (INOVA) segment represents the disposed land division operations through March 25, 2010, the date of the closing of INOVA

Geophysical. The Systems segment includes all seismic acquisition systems businesses that are wholly-owned by the Company and its consolidated subsidiaries. The Company has reclassified its previously reported results to reflect these segment changes.
     A summary of segment information for the three and six months ended June 30, 2010 and 2009 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net revenues:
Systems	$29,792	$33,973	$45,907	$57,569
Software	10,133	9,217	18,105	16,463
Solutions	35,461	36,654	83,582	83,663
Legacy Land Systems (INOVA)	—	9,413	16,511	38,452

Total	$75,386	$89,257	$164,105	$196,147

Gross profit:
Systems	$12,381	$14,175	$17,939	$23,881
Software	6,811	6,327	12,180	11,251
Solutions	8,870	11,404	21,293	26,290
Legacy Land Systems (INOVA)	—	(1,930)	(984)	2,250

Total	$28,062	$29,976	$50,428	$63,672

Gross margin:
Systems	41.6%	41.7%	39.1%	41.5%
Software	67.2%	68.6%	67.3%	68.3%
Solutions	25.0%	31.1%	25.5%	31.4%
Legacy Land Systems (INOVA)	—%	(20.5%)	(6.0%)	5.9%

Total	37.2%	33.6%	30.7%	32.5%

Income (loss) from operations:
Systems	$7,231	$8,732	$8,140	$12,093
Software	6,256	5,818	11,062	10,248
Solutions	2,548	4,603	8,113	9,808
Legacy Land Systems (INOVA)	—	(11,834)	(9,623)	(17,181)
Corporate and other	(10,051)	(14,830)	(22,685)	(29,011)
Impairment of intangible assets	—	—	—	(38,044)

Total	$5,984	$(7,511)	$(4,993)	$(52,087)

	June 30,	December 31,
	2010	2009
Total Assets:
Systems	$114,852	$126,502
Software	40,521	40,133
Solutions	208,566	221,596
Legacy Land Systems (INOVA)	—	257,627
Corporate and other	176,615	102,328

Total	$540,554	$748,186

     Corporate and other assets include all assets specifically related to corporate personnel and operations, a majority of cash and cash equivalents and the investment in INOVA Geophysical.

(6) Inventories
     A summary of inventories is as follows (in thousands):

	June 30,	December 31,
	2010	2009
Raw materials and subassemblies	$39,574	$111,022
Work-in-process	3,702	10,129
Finished goods	21,601	112,068
Reserve for excess and obsolete inventories	(12,821)	(30,618)

Inventories, net	$52,056	$202,601

     The decrease in net inventories from December 31, 2009 to June 30, 2010 was principally due to the formation of INOVA Geophysical and the contribution of inventories of approximately $148.0 million.
(7) Net Income (Loss) per Share
     Basic and diluted net income (loss) per share is computed by dividing net income (loss) applicable to common shares by the weighted average number of common shares outstanding during the period. The total number of shares available for issuance under outstanding stock options at June 30, 2010 and 2009 was 7,575,100 and 7,506,225, respectively, and the total number of shares of restricted stock and shares reserved for restricted stock units outstanding at June 30, 2010 and 2009 was 914,907 and 721,721, respectively. These options, restricted stock and restricted stock units were anti-dilutive for the six months ended June 30, 2010 and the three and six months ended June 30, 2009, but were dilutive for the three months ended June 30, 2010.
     On April 8, 2010, Fletcher International, Ltd. (“Fletcher”), the holder of all of ION’s outstanding Series D Preferred Stock, converted 8,000 of its shares of Series D-1 Cumulative Convertible Preferred Stock, and all of the outstanding 35,000 shares of Series D-3 Cumulative Convertible Preferred Stock, into a total of 9,659,231 shares of common stock of the Company. Fletcher continues to own 22,000 shares of Series D-1 Cumulative Convertible Preferred Stock and 5,000 shares of Series D-2 Cumulative Convertible Preferred Stock. See further discussion of the Series D Preferred Stock at Note 9 “— Cumulative Convertible Preferred Stock” and Note 12 “— Commitments and Contingencies.” The Series D Preferred Stock was anti-dilutive for all periods presented.
     The following table summarizes the calculation of the weighted average number of common shares and weighted average number of diluted common shares outstanding for purposes of the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income (loss) applicable to common shares	$1,074	$(16,606)	$(70,691)	$(55,049)

Weighted average number of common shares outstanding	151,441	105,121	135,962	102,447
Effect of dilutive stock awards	595	—	—	—

Weighted average number of diluted common shares outstanding	152,036	105,121	135,962	102,447

Basic net income (loss) per share	$0.01	$(0.16)	$(0.52)	$(0.54)
Diluted net income (loss) per share	$0.01	$(0.16)	$(0.52)	$(0.54)
(8) Notes Payable, Long-term Debt and Lease Obligations

	June 30,	December 31,
Obligations (in thousands)	2010	2009
Revolving line of credit	$—	$118,000
Term loan facility	105,250	101,563
Secured equipment financing	—	19,080
Amended and restated subordinated seller note	—	35,000
Facility lease obligation	3,930	4,174
Equipment capital leases and other notes payable	2,436	8,220
Unamortized non-cash debt discount	—	(8,656)

Total	111,616	277,381
Current portion of notes payable, long-term debt and lease obligations	(6,655)	(271,132)

Non-current portion of notes payable, long-term debt and lease obligations	$104,961	$6,249

     Revolving Line of Credit and Term Loan Facility. On March 25, 2010, ION, its Luxembourg subsidiary, ION International S.à r.l. (“ION Sàrl”), and certain of its other U.S. and foreign subsidiaries entered into a new credit facility (the “Credit Facility”). The terms of the Credit Facility are set forth in a credit agreement dated as of March 25, 2010 (the “Credit Agreement”), by and among ION, ION Sàrl and China Merchants Bank Co., Ltd., New York Branch (“CMB”), as administrative agent and lender. The obligations of ION under the Credit Facility are guaranteed by certain of ION’s material U.S. subsidiaries and the obligations of ION Sàrl under the Credit Facility are guaranteed by certain of ION’s material U.S. and foreign subsidiaries, in each case that are parties to the credit agreement.
     The Credit Facility replaced ION’s previous syndicated credit facility under an amended and restated credit agreement dated as of July 3, 2008, as subsequently amended numerous times (the “Prior Facility”). The terms and conditions of the Credit Facility are similar in many respects to the terms and conditions under the Prior Facility. The Credit Facility provides ION with a revolving line of credit of up to $100.0 million in borrowings (including borrowings for letters of credit) and refinanced ION’s outstanding term loan under the Prior Facility with a new term loan in the original principal amount of $106.3 million. The Credit Facility, like the Prior Facility, permits direct borrowings by ION Sàrl for use by ION’s foreign subsidiaries.
     Under the Credit Facility, up to $75.0 million is available for revolving line of credit borrowings by ION, and up to $60.0 million (or its equivalent in foreign currencies) is available for revolving line of credit borrowings by ION Sàrl, but the total amounts borrowed may not exceed $100.0 million. Borrowings under the Credit Facility are not subject to a borrowing base. As of June 30, 2010, ION had no indebtedness outstanding under the revolving line of credit.
     Revolving credit borrowings under the Credit Facility may be utilized to fund the working capital needs of ION and its subsidiaries, and to finance acquisitions and investments and for general corporate purposes. In addition, the Credit Facility includes a $35.0 million sub-limit for the issuance of documentary and stand-by letters of credit.
     The revolving credit indebtedness and term loan indebtedness under the Credit Facility are each scheduled to mature on March 24, 2015. The $106.3 million original principal amount under the term loan is subject to scheduled quarterly amortization payments, commencing on June 30, 2010, of $1.0 million per quarter until the maturity date, with the remaining unpaid principal amount of the term loan due upon the maturity date. The indebtedness under the Credit Facility may sooner mature on a date that is 18 months after the earlier of (i) any dissolution of INOVA Geophysical, or (ii) the administrative agent determining in good faith that INOVA Geophysical or BGP, as the case may be, is unable to perform its obligations under its guarantee, which is described below.
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
     As of June 30, 2010, the $105.3 million in outstanding term loan indebtedness under the Credit Facility accrued interest at an applicable LIBOR-based interest rate, including an applicable margin, equal to 3.8% per annum.
     The parties had originally contemplated that INOVA Geophysical would be an additional guarantor or provider of credit support under the Credit Agreement. However, due to the time required to obtain necessary Chinese governmental approvals for such credit support from INOVA Geophysical, the Credit Agreement instead provided that BGP enter into an agreement to guarantee the indebtedness under the Credit Facility, which the INOVA Geophysical guarantee would replace when the applicable governmental approvals were obtained. ION entered into a credit support agreement with BGP whereby ION agreed to indemnify BGP for losses sustained by BGP that arose out of or were a result of the enforcement of BGP’s guarantee. In June 2010, BGP was released from its guarantee obligations and these obligations were assumed by INOVA Geophysical as originally contemplated under the Credit Agreement. In addition, ION’s credit support agreement with BGP was terminated.
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
     The fair value of the Company’s total outstanding notes payable and long-term debt was determined to be $105.1 million at June 30, 2010 compared to a carrying value of $111.6 million. The difference in the carrying value and fair value of the Company’s outstanding notes payable and long-term debt relates to the term loan under the Credit Facility. As described above, INOVA Geophysical is an additional guarantor under the Credit Agreement. The fair value of the term loan was calculated using an estimated interest rate for non-guaranteed debt.
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
     Dividends on the shares of Series D Preferred Stock must be paid in cash on a quarterly basis. Dividends are payable at a rate equal to the greater of (i) 5.0% per annum or (ii) the three month LIBOR rate on the last day of the immediately preceding calendar quarter plus 2.5% per annum. The Series D Preferred Stock dividend rate was 5.0% at June 30, 2010.
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
     On September 15, 2009, Fletcher delivered a second notice to the Company that purported to increase the Maximum Number of shares of common stock issuable upon conversion of the Series D Preferred Stock from 9,669,434 shares to 11,669,434 shares. The Company’s interpretation of the Fletcher Agreement is that Fletcher had the right to issue only one notice to increase the Maximum Number, which Fletcher had exercised when it delivered its notice to the Company in November 2008. As a result, on November 6, 2009, the Company filed an action in the Court of Chancery of the State of Delaware, styled ION Geophysical Corporation v. Fletcher International, Ltd., seeking a declaration that, under the Fletcher Agreement, Fletcher is permitted to deliver only one notice to increase the Maximum Number and that its second notice is legally invalid. See further discussion of this action and other legal actions between Fletcher and the Company at Note 12 “— Commitments and Contingencies.”
     On April 8, 2010, Fletcher converted 8,000 of its shares of the outstanding Series D-1 Cumulative Convertible Preferred Stock and all of the outstanding 35,000 shares of the Series D-3 Cumulative Convertible Preferred Stock into a total of 9,659,231 shares of the Company’s common stock. The conversion price for these shares was $4.4517 per share, in accordance with the terms of these series of preferred stock. Fletcher continues to own 22,000 shares of the Series D-1 Cumulative Convertible Preferred Stock and 5,000 shares of the Series D-2 Cumulative Convertible Preferred Stock. Fletcher remains the sole holder of all of the outstanding shares of Series D Preferred Stock.
(10) Income Taxes
     The Company maintains a valuation allowance for a significant portion of its U.S. deferred tax assets. The valuation allowance is calculated in accordance with the provisions of ASC 740, “Accounting for Income Taxes,” which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. In the event the Company’s expectations change, an additional valuation allowance may be required to be established on the Company’s unreserved deferred tax assets. These existing unreserved deferred tax assets are currently considered to be “more likely than not” realized.

     The Company’s effective tax rates for the three months ended June 30, 2010 and 2009 were 59.8% (provision on income) and 22.3% (benefit on a loss), respectively. The Company’s effective tax rates for the six months ended June 30, 2010 and 2009 were 26.0% (provision on a loss) and 25.7% (benefit on a loss), respectively. The increase in the Company’s effective tax rate for the three and six months ended June 30, 2010 was due primarily to the transactions involved in the closing of the INOVA Geophysical transaction, changes in the distribution of earnings between U.S. and foreign jurisdictions and updates to the Company’s estimated annual effective tax rate. Income tax expense for the six months ended June 30, 2010 of $14.3 million included $16.4 million of expense related to the transactions involved in the closing of the INOVA Geophysical transaction. Excluding the impact of these transactions, the Company’s effective tax rate would have been 18.9% (benefit on a loss) for the six months ended June 30, 2010.
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
(11) Comprehensive Net Income (Loss)
     The components of comprehensive net income (loss) are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income (loss) applicable to common shares	$1,074	$(16,606)	$(70,691)	$(55,049)
Foreign currency translation adjustment	696	17,529	(1,730)	14,124
Unrealized loss on available-for-sale securities (net of taxes)	(7,352)	—	(7,352)	—

Comprehensive net income (loss)	$(5,582)	$923	$(79,773)	$(40,925)

     Accumulated other comprehensive loss for the six months ended June 30, 2010 decreased by $12.1 million from $36.3 million at December 31, 2009 to $24.2 million at June 30, 2010. Approximately $21.2 million of this decrease related to the accumulated foreign currency translation losses associated with the Company’s land division, which was recognized upon disposition of the division. This decrease in accumulated other comprehensive loss was partially offset by foreign currency translation losses of $1.7 million and an unrealized loss on available-for-sale securities of $7.4 million.
     In April 2010, the Company received in satisfaction of its trade receivables with Reservoir Exploration Technology, ASA (“RXT”), 351,096,180 shares of RXT common stock having a fair value of approximately $9.5 million. The fair value was determined using quoted prices (Level 1). The shares have since declined to a fair value of approximately $2.1 million at June 30, 2010. The Company accounts for its shares in RXT as “available-for-sale.” All unrealized gains or losses, net of taxes, are included in accumulated other comprehensive income (equity) until realized or until such a time a decline in fair value below cost is deemed to be other-than-temporary.
(12) Commitments and Contingencies
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

     On June 16, 2009, the Company filed an answer and counterclaims against WesternGeco, in which the Company denies that it has infringed WesternGeco’s patents and asserts that the WesternGeco patents are invalid or unenforceable. The Company also asserted that WesternGeco’s Q-Marine system, components and technology infringe upon a United States patent owned by the Company related to marine seismic streamer steering devices. The claims by the Company also assert that WesternGeco tortiously interfered with the Company’s relationship with its customers. In addition, the Company claims that the lawsuit by WesternGeco is an illegal attempt by WesternGeco to control and restrict competition in the market for marine seismic surveys performed using laterally steerable streamers. In its counterclaims, the Company is requesting various remedies and relief, including a declaration that the WesternGeco patents are invalid or unenforceable, an injunction prohibiting WesternGeco from making, using, selling, offering for sale or supplying any infringing products in the United States, a declaration that the WesternGeco patents should be co-owned by the Company, and an award of unspecified monetary damages.
     In June 2010, WesternGeco filed a lawsuit against various subsidiaries and affiliates of Fugro N.V., a seismic contractor customer of the Company, accusing the defendants of infringing the same United States patents regarding marine seismic streamer steering devices by planning to use certain equipment purchased from the Company on a survey located outside of U.S. territorial waters. The court approved the consolidation of the Fugro case with the case against the Company. The defendants in the Fugro case have filed a motion to dismiss the lawsuit.
     Fletcher. The Company is involved in two lawsuits filed in Delaware involving Fletcher, the holder of shares of the Series D Preferred Stock.
•	Under the Company’s February 2005 agreement with Fletcher, the aggregate number of shares of common stock issued or issuable to Fletcher upon conversion of the Series D Preferred Stock could not exceed a designated maximum number of shares (the “Maximum Number”), and such Maximum Number could be increased by Fletcher providing the Company with a 65-day notice of increase. In November 2008, Fletcher exercised its right to increase the Maximum Number from 7,669,434 shares to 9,669,434 shares. On September 15, 2009, Fletcher delivered a second notice to the Company that purported to increase the “Maximum Number” of shares of common stock issuable upon conversion of the Series D Preferred Stock from 9,669,434 shares to 11,669,434 shares. The Company’s interpretation of the agreement with Fletcher gave Fletcher the right to issue only one notice to increase the Maximum Number, which Fletcher had exercised in November 2008. As a result, on November 6, 2009, the Company filed an action in the Court of Chancery of the State of Delaware, styled ION Geophysical Corporation v. Fletcher International, Ltd., seeking a declaration that, under the agreement, Fletcher is permitted to deliver only one notice to increase the Maximum Number and that its second notice is legally invalid.
•	On November 25, 2009, Fletcher filed a lawsuit against the Company and certain of its directors in the Delaware Court of Chancery. In the lawsuit, styled Fletcher International, Ltd. v. ION Geophysical Corporation, f/k/a Input/Output, Inc., ION International S.à r.l., James M. Lapeyre, Bruce S. Appelbaum, Theodore H. Elliott, Jr., Franklin Myers, S. James Nelson, Jr., Robert P. Peebler, John Seitz, G. Thomas Marsh And Nicholas G. Vlahakis, Fletcher alleged, among other things, that the Company violated Fletcher’s consent rights by ION Sàrl issuing a convertible promissory note to the Bank of China, New York Branch, in connection with a bridge loan funded in October 2009 by Bank of China, and that the directors violated their fiduciary duty to the Company by allowing ION Sàrl to issue the convertible note without Fletcher’s consent. Fletcher sought a court order requiring ION Sàrl to repay the $10 million advanced to ION Sàrl under the bridge loan and unspecified monetary damages. On March 24, 2010, the presiding judge in the case denied Fletcher’s request for the court order. In the lawsuit, Fletcher is not claiming that it had a right to consent to any note issued by ION Geophysical Corporation, including the issuance by ION Geophysical Corporation of a $30 million convertible promissory note to the Bank of China on October 27, 2009, as part of the bridge loan. In a Memorandum Opinion issued on May 28, 2010 in response to a motion for partial summary judgment, the judge dismissed all of Fletcher’s claims against the named Company directors but also concluded that, because the bridge loan note issued by ION Sàrl was convertible into ION common stock, Fletcher had the right to consent to the issuance of the note and that the Company violated Fletcher’s consent right by ION Sàrl issuing the note without Fletcher’s consent. The holder of the convertible note issued by ION Sàrl never exercised its right to convert the note, and the note was paid in full in March 2010. The Company believes that the remaining claims asserted by Fletcher in the lawsuit are without merit. The Company further believes that the monetary damages suffered by Fletcher as a result of ION Sàrl issuing the bridge loan note without Fletcher’s consent are nonexistent or nominal, and that the ultimate outcome of the lawsuit will not result in a material adverse effect on the Company’s financial condition or results of operations. The Company intends to defend the remaining claims against it in this lawsuit vigorously.

     Greatbatch. In 2002, the Company filed a lawsuit against operating subsidiaries of battery manufacturer Greatbatch, Inc., including its Electrochem division (collectively “Greatbatch”), in the 24th Judicial District Court for the Parish of Jefferson in the State of Louisiana. In the lawsuit, styled Input/Output, Inc. and I/O Marine Systems, Inc. v. Wilson Greatbatch Technologies, Inc., Wilson Greatbatch, Ltd. d/b/a Electrochem Lithium Batteries, and WGL Intermediate Holdings, Inc., Civil Action No. 578-881, Division “A”, the Company alleged that Greatbatch had fraudulently misappropriated the Company’s product designs and other trade secrets related to the batteries and battery pack used in the Company’s DigiBIRD® marine towed streamer vertical control device and used the Company’s confidential information to manufacture and market competing batteries and battery packs. After a two-week trial, on October 1, 2009 the jury concluded that Greatbatch had committed fraud, violated the Louisiana Unfair Trade Practices Act and breached a trust and nondisclosure agreement between Greatbatch and the Company, and awarded the Company $21.7 million in compensatory damages. On October 13, 2009, the presiding trial judge signed and entered the judgment, awarding the Company the amount of the jury verdict. Under applicable law, the Company is also entitled to receive legal interest from the date of filing the lawsuit, plus the Company’s attorneys’ fees and costs. Through June 30, 2010, accrued legal interest totaled $11.7 million, and interest will continue to accrue at the statutory annual rate until paid. Including the verdict amount and accrued interest, the total amount owed under the judgment as of June 30, 2010 was $33.4 million plus the Company’s attorneys’ fees and costs. The judgment is currently on appeal, and Greatbatch filed a Suspensive Appeal Bond for the amount of the judgment. The Company has not recorded any amounts related to this gain contingency as of June 30, 2010.
     Sercel. On January 29, 2010, the jury in a patent infringement lawsuit filed by the Company against seismic equipment provider Sercel, Inc. in the United States District Court for the Eastern District of Texas returned a verdict in the Company’s favor. In the lawsuit, styled Input/Output, Inc. et al v. Sercel, Inc., (5-06-cv-00236), the Company alleged that Sercel’s 408, 428 and SeaRay digital seismic sensor units infringe the Company’s United States Patent No. 5,852,242, which is incorporated in the Company’s VectorSeis® sensor technology. The Company and INOVA Geophysical products that use the VectorSeis technology include the System Four®, Scorpion®, FireFly®, and VectorSeis Ocean seismic acquisition systems. After a two-week trial, the jury concluded that Sercel infringed the Company’s patent and that the Company’s patent was valid, and the jury awarded the Company $25.2 million in compensatory past damages. The Company has asked the court to issue a permanent injunction to prohibit Sercel from making, using, selling, offering for sale or importing any infringing products into the United States. The Company has not recorded any amounts related to this gain contingency as of June 30, 2010.
     Other. The Company has been named in various other lawsuits or threatened actions that are incidental to its ordinary business. Litigation is inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time-consuming, cause the Company to incur costs and expenses, require significant amounts of management time and result in the diversion of significant operational resources. The results of these lawsuits and actions cannot be predicted with certainty. Management currently believes that the ultimate resolution of these matters will not have a material adverse impact on the financial condition, results of operations or liquidity of the Company.
     Warranties. The Company generally warrants that all of its manufactured equipment will be free from defects in workmanship, materials and parts. Warranty periods generally range from 30 days to three years from the date of original purchase, depending on the product. The Company provides for estimated warranty costs as a charge to cost of sales at time of sale, which is when estimated future expenditures associated with such contingencies become probable and reasonably estimable. However, new information may become available, or circumstances (such as applicable laws and regulations) may change, thereby resulting in an increase or decrease in the amount required to be accrued for such matters (and therefore a decrease or increase in reported net income in the period of such change). Additionally, as warranties expire, any remaining estimated warranty cost is credited to the income statement and would reduce the cost of products. A summary of warranty activity is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Balance at beginning of period	$754	$9,543	$5,088	$10,526
Accruals for warranties issued, net of the release of expired warranties during the period	30	(99)	191	(640)
Accruals related to the disposed land division	—	—	(3,821)	—
Settlements made (in cash or in kind) during the period	(111)	(1,644)	(785)	(2,086)

Balance at end of period	$673	$7,800	$673	$7,800

(13) Concentration of Credit and Foreign Sales Risks
     The majority of the Company’s foreign sales are denominated in U.S. dollars. Product revenues are allocated to geographical locations on the basis of the ultimate destination of the equipment, if known. If the ultimate destination of such equipment is not known, product revenues are allocated to the geographical location of initial shipment. Service revenues, which relate primarily to the Solutions division, are allocated based upon the billing location of the customer. For the six months ended June 30, 2010 and 2009, international sales comprised 50% and 58%, respectively, of total net revenues. For the six months ended June 30, 2010, the Company recognized $34.8 million of sales to customers in Europe, $16.6 million of sales to customers in the Asia Pacific region, $3.4 million of sales to customers in the Middle East, $13.9 million of sales to customers in Latin American countries, $1.6 million of sales to customers in the Commonwealth of Independent States, or former Soviet Union (CIS) and $11.5 million of sales to customers in Africa. To the extent that world events or economic conditions negatively affect the Company’s future sales to customers in these and other regions of the world or the collectability of the Company’s existing receivables, the Company’s future results of operations, liquidity, and financial condition would be adversely affected. The Company currently requires customers in these higher risk countries to provide their own financing and in some cases assists the customer in organizing international financing and export-import credit guarantees provided by the United States government. The Company does not currently extend long-term credit through promissory notes or similar credit agreements to companies in countries the Company considers to be inappropriate for credit risk purposes.
(14) Restructuring Activities
     Due to the formation of INOVA Geophysical, the Company consolidated certain of its Stafford-based operations, which resulted in the Company permanently ceasing to use certain leased facilities as of March 31, 2010. The Company determined that the fair value of its remaining costs to be incurred under its lease of these facilities was approximately $8.2 million. After considering all deferred items on the Company’s balance sheet associated with this lease, the Company recorded a charge to its loss on disposition of land division of $5.0 million during the three months ended March 31, 2010. For the three months ending June 30, 2010, the Company accrued approximately $0.1 million related to accretion expense and made cash payments of $0.6 million, resulting in a remaining liability of $7.7 million as of June 30, 2010.
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
     We serve customers in all major energy producing regions of the world from strategically located offices in 20 cities on five continents. In March 2010, we formed a land seismic equipment joint venture with BGP Inc., China National Petroleum Corporation (“BGP”), a wholly-owned oil field service subsidiary of China National Petroleum Corporation (“CNPC”). The resulting joint venture company, organized under the laws of the People’s Republic of China, is named INOVA Geophysical Equipment Limited (“INOVA Geophysical”). We believe that this joint venture will provide us the opportunity to further extend the geographic scope of our business through the sales and service facilities of BGP, especially in Africa, the Middle East, China, and Southeast Asia.
     Our products and services include the following:
•	Land seismic data acquisition equipment (principally through our 49%-owned INOVA Geophysical joint venture with BGP),
•	Marine seismic data acquisition equipment,

•	Navigation, command & control and data management software products,

•	Planning services for survey design and optimization,
•	Seismic data processing and reservoir imaging services, and
•	Seismic data libraries.
     We operate our company through four business segments: Systems, Software, Solutions and INOVA Geophysical.
•	Systems — towed streamer and redeployable ocean bottom cable seismic data acquisition systems and shipboard recorders, streamer positioning and control systems and energy sources (such as air guns and air gun controllers) and analog geophone sensors.
•	Software (formerly referred to as Data Management Solutions) — software systems and related services for navigation and data management involving towed marine streamer and seabed operations.
•	Solutions (formerly referred to as ION Solutions) — advanced seismic data processing services for marine and land environments, seismic data libraries, and Integrated Seismic Solutions (“ISS”) services.
•	INOVA Geophysical — through INOVA Geophysical, cable-based, cableless and radio-controlled seismic data acquisition systems, digital sensors, vibroseis vehicles (i.e. vibrator trucks) and source controllers for detonator and energy sources business lines.
     Economic Conditions. Demand for our products and services is cyclical and substantially dependent upon activity levels in the oil and gas industry, particularly our customers’ willingness and ability to expend their capital for oil and natural gas exploration and development projects. This demand is highly sensitive to current and expected future oil and natural gas prices. The volatility of oil and natural gas prices in recent years has resulted in sharply curtailed demand for oil and gas exploration activities in North America and other regions. Oil prices increased to record levels during the second quarter of 2008, but, in conjunction with the global recession, sharply declined, falling to approximately $35 per barrel during the first quarter of 2009. By the end of 2009, oil prices had recovered to approximately $83 per barrel and, as of the end of June 2010, remained at approximately $78 per barrel. Natural gas prices followed a similar, recession-induced downturn. After peaking at $13.31 MMBtu in July 2008, Henry Hub natural gas prices fell approximately 50%. Unlike the recent recovery of oil prices, natural gas prices have remained depressed due in part to the excess supply of natural gas in the North American market. The uncertainty surrounding future economic activity levels and the tightening of credit availability resulted in decreased sales levels for several of our businesses in 2009 and the first half of 2010. Land seismic equipment businesses, particularly INOVA Geophysical business in North America and Russia, have been adversely affected.
     Our seismic contractor customers and the E&P companies that are users of our products, services and technology have generally reduced their capital spending levels since 2008. We expect that exploration and production expenditures will remain at lower levels to the extent E&P companies and seismic contractors are either limited in their access to the credit markets or continue to see a sustained reduction in activity in their business. There continues to be significant uncertainty about future activity levels and the impact on our businesses. In particular, North America and Russia land systems business and vibroseis truck business experienced steep sales declines in 2009 and into 2010.
     In response to the global economic downturn, we took measures to reduce operating costs in our businesses during 2008 and 2009. In addition, we slowed our capital spending, including our investments in our multi-client data libraries in 2009 and into 2010. For the six months ended June 30, 2010, total capital expenditures were $23.3 million, compared to $47.6 million for the six months ended June 30, 2009. We are projecting total capital expenditures for 2010 to be between $100 million to $110 million. Of that total, we expect to spend approximately $90 million to $100 million on investments in our multi-client data library, particularly in the Arctic regions, and we anticipate that a majority of this investment will be underwritten by our customers. To the extent that our customers’ commitments do not reach an acceptable level of pre-funding for these data libraries, the amount of our anticipated investment could decline. The remaining sums are expected to be funded from internally generated cash.
     We will continue to fund strategic programs to position us for an expected recovery in economic activity. Overall, we will continue to give priority to generating cash flows and reducing our cost structure, while maintaining our long-term commitment to continued

technology development. Our business is mainly technology-based. We are not in the field crew business, and therefore do not have large amounts of capital and other resources invested in a fleet of vessels or other assets necessary to support contracted seismic data acquisition services, nor do we have large manufacturing facilities. This cost structure gives us the flexibility to adjust our expense base when downward economic cycles affect our industry.
     While the current economic conditions and the decline in oil and gas prices have slowed demand for our products and services in the near term, we believe that our industry’s long-term prospects remain favorable because of the declining rates of oil and gas production and the relatively small number of new discoveries of significant oil and gas reserves. We believe that technology that adds a competitive advantage through cost reductions or improvements in productivity will continue to be valued in our marketplace, even in the current difficult market. For example, we believe that new technologies, such as DigiFIN™, Orca® and INOVA Geophysical’s FireFly® will continue to attract interest from our customers because those technologies are designed to deliver improvements in image quality within more productive delivery systems.
     International oil companies (“IOCs”) continue to have difficulty accessing new sources of supply for their exploration activities, partially as a result of the growth of national oil companies. This situation is also affected by increasing environmental concerns, particularly in North America, where companies may be denied access to some of the most promising onshore and offshore exploration opportunities. It is estimated that approximately 85-90% of the world’s reserves are controlled by national oil companies, which increasingly prefer to develop resources on their own or by working directly with the oil field services and equipment providers. These dynamics often prevent capital, technology and project management capabilities from being optimally deployed on the best exploration and production opportunities, which results in global supply capacity being less than it otherwise might be. As a consequence, the pace of new supply additions may be insufficient to keep up with demand in the event of global economic recovery.
     In April 2010, the Deepwater Horizon drilling rig in the U.S. Gulf of Mexico sank following a catastrophic explosion and fire. Hydrocarbons have been discharged into the Gulf of Mexico from the wellhead since the time of this disaster, as efforts to permanently close the wellhead and contain the spill continue. In response to this incident, the Minerals Management Service (now known as the Bureau of Ocean Energy Management, Regulation and Enforcement, or “BOE”) of the U.S. Department of the Interior issued a notice on May 30, 2010 implementing a six-month moratorium on certain drilling activities in the U.S. Gulf of Mexico. Implementation of the moratorium was blocked by a U.S. district court, which was subsequently affirmed on appeal, but on July 12, 2010, the BOE issued a new moratorium that applies to deep-water drilling operations that use subsea blowout preventers or surface blowout preventers on floating facilities. The new moratorium will last until November 30, 2010, or until such earlier time that the BOE determines that deep-water drilling operations can proceed safely. The BOE is also expected to issue new safety and environmental guidelines or regulations for drilling in the Gulf of Mexico, and potentially in other geographic regions, and may take other steps that could increase the costs of exploration and production, reduce the area of operations and result in permitting delays. This incident could also result in drilling suspensions or other regulatory initiatives in other areas of the U.S. and abroad.
     Although it is difficult to predict the ultimate impact of the moratorium or any new guidelines, regulations or legislation, a prolonged suspension of drilling activity in the Gulf of Mexico and other areas, new regulations and increased liability for companies operating in this sector would adversely affect many of our customers who operate in the Gulf. This could, in turn, adversely affect our business, results of operations and financial condition, particularly regarding sales of our marine seismic equipment and Solutions’ seismic survey and data processing activities covering locations in the Gulf of Mexico. These events negatively impacted our Solutions segment’s results of operations for the second quarter of 2010, during which we experienced a reduction in new venture sanctioning and multi-client seismic data library sales. While seismic data processing activity in our Solutions segment was not similarly impacted during the second quarter, we cannot currently predict whether these events will adversely affect our future data processing services business, and if so, the extent and length of time that any such adverse impact will be felt.
     Current Developments. Our overall total net revenues of $75.4 million for the three months ended June 30, 2010 decreased $13.9 million, or 15.6%, compared to total net revenues for the three months ended June 30, 2009. Our overall gross profit percentage for the three months ended June 30, 2010 was 37.2% compared to 33.6% for the three months ended June 30, 2009. During the three months ended June 30, 2010, we recorded income from operations of $6.0 million, compared to a loss from operations of $7.5 million during the three months ended June 30, 2009.
     Developments to date in 2010 include the following:

•	In January 2010, we announced that we had extended our BrasilSPAN™ program, which makes it one of the largest 2-D seismic datasets in our multi-client data library. The program currently contains 42,000 km of data off the coast of South America.
•	In January 2010, we announced that we had commercialized a new, high performance geophone, the SM-24XL. This addition to the Sensor portfolio leverages a simplified product design to deliver enhanced durability in the field while continuing to record high quality acoustic data for customers in oil & gas exploration and in other industries.
•	In February 2010, we announced that we had been awarded a multi-year contract with Petroleos Mexicanos (PEMEX), the national oil company of Mexico. Under this contract, we will be delivering a broad range of seismic data processing and imaging services for multiple offshore and onshore projects during the next three years.
•	In March 2010, we announced that our cableless land seismic acquisition system, FireFly, will be used by Apache Corporation to acquire data on two separate projects in the Mendoza region of Argentina. FireFly is now manufactured and sold by INOVA Geophysical.
•	In August 2010, we announced that we were awarded a contract to outfit a BGP twelve streamer vessel with our DigiSTREAMER™ data acquisition system. Based on the terms of the contract, delivery is expected in the second half of 2010. However, we expect to recognize revenue in 2011.
     The information contained in this Quarterly Report on Form 10-Q refers to trademarks, service marks and registered marks, as indicated, owned by us or by INOVA Geophysical. Except where stated otherwise or unless the context otherwise requires, the terms “VectorSeis,” “Scorpion,” “Orca,” “ARAM” and “FireFly” refer to the VectorSeis®, Scorpion®, Orca®, ARAM® and FireFly® registered marks, and the terms “BrasilSPAN,” “BasinSPAN,” “DigiFIN,” and “DigiSTREAMER” refer to the BrasilSPAN™, BasinSPAN™, DigiFIN™, and DigiSTREAMER™ trademarks and service marks.
     Key Financial Metrics. The following table provides an overview of key financial metrics for our company as a whole and our four business segments during the three and six months ended June 30, 2010, compared to the comparable period. We have reclassified our previously reported results to reflect the changes in our segments. For example, the historical results of the Legacy Land Systems (INOVA) segment represents the disposed land division through March 25, 2010, the date of the closing of INOVA Geophysical. These changes are more fully described above in “— Our Business” and in Note 5 “Segment Information”.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(In thousands, except per share data)
Net revenues:
Systems	$29,792	$33,973	$45,907	$57,569
Software	10,133	9,217	18,105	16,463
Solutions	35,461	36,654	83,582	83,663
Legacy Land Systems (INOVA)	—	9,413	16,511	38,452

Total	$75,386	$89,257	$164,105	$196,147

Gross profit:
Systems	$12,381	$14,175	$17,939	$23,881
Software	6,811	6,327	12,180	11,251
Solutions	8,870	11,404	21,293	26,290
Legacy Land Systems (INOVA)	—	(1,930)	(984)	2,250

Total	$28,062	$29,976	$50,428	$63,672

Gross margin:
Systems	41.6%	41.7%	39.1%	41.5%
Software	67.2%	68.6%	67.3%	68.3%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Solutions	25.0%	31.1%	25.5%	31.4%
Legacy Land Systems (INOVA)	—%	(20.5%)	(6.0%)	5.9%

Total	37.2%	33.6%	30.7%	32.5%

Income (loss) from operations:
Systems	$7,231	$8,732	$8,140	$12,093
Software	6,256	5,818	11,062	10,248
Solutions	2,548	4,603	8,113	9,808
Legacy Land Systems (INOVA)	—	(11,834)	(9,623)	(17,181)
Corporate and other	(10,051)	(14,830)	(22,685)	(29,011)
Impairment of intangible assets	—	—	—	(38,044)

Total	$5,984	$(7,511)	$(4,993)	$(52,087)

Net income (loss) applicable to common shares	$1,074	$(16,606)	$(70,691)	$(55,049)

Basic net income (loss) per share	$0.01	$(0.16)	$(0.52)	$(0.54)
Diluted net income (loss) per share	$0.01	$(0.16)	$(0.52)	$(0.54)
     We intend that the following discussion of our financial condition and results of operations will provide information that will assist in understanding our consolidated financial statements, the changes in certain key items in those financial statements from quarter to quarter, and the primary factors that accounted for those changes. Our results of operations for the three and six months ended June 30, 2010 have been materially affected by our disposition of our land businesses in forming the INOVA Geophysical joint venture with BGP on March 25, 2010, which affects the comparability of certain of the financial information contained in this Form 10-Q. We account for our 49% interest in INOVA Geophysical as an equity method investment. Because the financial statements of INOVA Geophysical are not sufficiently timely for us to apply the equity method currently, we record our share of earnings of INOVA Geophysical on a one fiscal quarter lag basis. Thus, our share of INOVA Geophysical’s first full quarterly results will be included in our financial results for the three and nine month periods ending September 30, 2010. For the three and six months ended June 30, 2010, we recognized our share of earnings (losses) in INOVA Geophysical of ($0.2) million which represents five days of activity between the closing of the joint venture on March 25, 2010 through March 31, 2010.
     There are a number of factors that could impact our future operating results and financial condition, and may, if realized, cause our expectations set forth in this Form 10-Q and elsewhere to vary materially from what we anticipate. See Item 1A. “Risk Factors” below.
Results of Operations
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
Net Revenues, Gross Profits and Gross Margins.
     Systems. Net revenues for the three months ended June 30, 2010 decreased by $4.2 million to $29.8 million, compared to $34.0 million for the three months ended June 30, 2009. The decrease in net revenues within our Systems division was attributable to a continued decline in our geophones string product sales, which these products continue to be significantly impacted by the overall economic slowdown. Overall, our marine products sales were relatively consistent with those for the prior period. Gross profit for the three months ended June 30, 2010 decreased by $1.8 million to $12.4 million, representing a 41.6% gross margin, compared to $14.2 million, representing a 41.7% gross margin, for the three months ended June 30, 2009. The decrease in gross profit was attributed solely to the overall decline in sales volumes since the overall gross margin remained consistent.
     Software. Net revenues for the three months ended June 30, 2010 increased by $0.9 million to $10.1 million, compared to $9.2 million for the three months ended June 30, 2009. The increase was due to the continued strong performance of Orca, our marine command and control software, as we continue to penetrate the market and gain share. Gross profit increased by $0.5 million to $6.8 million, representing a 67.2% gross margin, compared to $6.3 million, representing a 68.6% gross margin, for the three months ended June 30, 2009. The slight decrease in gross margins for our Software segment was due to changes in product mix, with slightly more hardware sales, which have lower margins than the software sales.

     Solutions. Net revenues for the three months ended June 30, 2010 decreased by $1.2 million, to $35.5 million, compared to $36.7 million for the three months ended June 30, 2009. The results for the second quarter of 2010 reflected lower than normal revenues from our new venture programs, due primarily to a significant portion of our 2010 programs beginning acquisition in the second half of the year. Our completed multi-client seismic surveys and new venture programs were impacted by the oil spill in the Gulf of Mexico and political uncertainties in some of our markets. These decreases were partially offset by increases in data processing revenues. As seen throughout 2009 and in the first half of 2010, our data processing services group continues to grow and generate strong revenues. Gross profit decreased by $2.5 million to $8.9 million, or a 25.0% gross margin for the three months ended June 30, 2010, compared to $11.4 million, or a 31.1% gross margin, for the three months ended June 30, 2009. The decrease in gross margins for our Solutions division was primarily due to the effect of straight-line multi-client data library amortization rates, triggered by low multi-client data library sales. See “— Critical Accounting Policies and Estimates — Multi-Client Data Library” in our Annual Report on Form 10-K for the year ended December 31, 2009 for discussion of our multi-client data library amortization policy. The overall decrease in gross margins was partially offset by margin growth related to data processing services.
     Legacy Land Systems (INOVA). The results of our Legacy Land Systems (INOVA) segment represent the historical results of our former land operations which are now a part of our joint venture with BGP. On March 25, 2010 the joint venture was formed, which resulted in our deconsolidating these contributed businesses for financial accounting purposes. Beginning March 26, 2010, we account for our 49% interest in INOVA Geophysical as an equity method investment. Because the financial statements of INOVA Geophysical are not sufficiently timely for us to apply the equity method currently, we record our share of earnings of INOVA Geophysical on a one fiscal quarter lag basis. Thus, our share of INOVA Geophysical’s first full quarterly results will be included in our financial results for the three and nine month periods ending September 30, 2010. Our results for the second quarter of 2010 include ($0.2) million of our share of the equity losses in INOVA Geophysical for the five-day period ending March 31, 2010.
     Research, Development and Engineering. Research, development and engineering expense was $5.2 million, or 6.9% of net revenues, for the three months ended June 30, 2010, a decrease of $6.6 million compared to $11.8 million, or 13.2% of net revenues, for the corresponding 2009 period. This decrease was primarily due to the formation of INOVA Geophysical. As a result, we deconsolidated a majority of our land operations. The research and development expenses associated with these contributed businesses for the three months ended June 30, 2009 was approximately $6.0 million.
     Marketing and Sales. Marketing and sales expense of $5.6 million, or 7.5% of net revenues, for the three months ended June 30, 2010 decreased $2.8 million compared to $8.4 million, or 9.5% of net revenues, for the corresponding period last year. A portion of this decrease was due in part to the formation of INOVA Geophysical. The marketing and sales expenses associated with the contributed land businesses for the three months ended June 30, 2009 was approximately $1.1 million. The remainder of this decrease in our sales and marketing expenditures reflects decreased salary and payroll expenses related to our reduced headcount and a decrease in travel expenses as part of our ongoing cost reduction measures.
     General and Administrative. General and administrative expenses of $11.2 million for the three months ended June 30, 2010 decreased $6.1 million compared to $17.3 million for the second quarter of 2009. General and administrative expenses as a percentage of net revenues for the three months ended June 30, 2010 and 2009 were 14.9% and 19.3%, respectively. A portion of this decrease was due to the formation of INOVA Geophysical. The general and administrative expenses associated with the contributed land businesses for the three months ended June 30, 2009 were approximately $2.8 million. Also, general and administrative expense for the three months ended June 30, 2009 included a $3.3 million stock-based compensation expense (with respect to an out-of-period item) related to adjustments between estimated and actual forfeiture of stock-based compensation awards.
     Interest Expense, net. Interest expense, net, of $1.4 million for the three months ended June 30, 2010 decreased $4.9 million compared to $6.3 million for the second quarter of 2009. The decrease is due to lower debt balances, lower interest rates and lower amortization of debt costs as a result of our refinancing transactions in the first quarter of 2010. Because of the recent refinancing transactions, we expect that our interest expense will be significantly lower in the second half of 2010 than we experienced in the same period of 2009. See “— Liquidity and Capital Resources — Sources of Capital” below.
     Other Income (Expense). Other expense for the three months ended June 30, 2010 was ($0.8) million compared to ($6.4) million of other expense for the second quarter of 2009. The other expense for the second quarter of 2009 mainly related to foreign currency exchange losses that primarily resulted from our operations in the United Kingdom and Canada, which were not duplicated during the three months ended June 30, 2010.

     Income Tax Expense (Benefit). Income tax expense for the three months ended June 30, 2010 was $2.2 million compared to a tax benefit of ($4.5) million for the three months ended June 30, 2009. We continue to maintain a valuation allowance for a significant portion of our U.S. federal net deferred tax assets. In the event our expectations of future operating results or the availability of certain tax planning strategies change, an additional valuation allowance may be required to be established on our existing unreserved net U.S. deferred tax assets, which total $17.9 million at June 30, 2010. Our effective tax rates for the three months ended June 30, 2010 and 2009 were 59.8% (provision on income) and 22.3% (benefit on a loss), respectively. The increase in our effective tax rate for the three months ended June 30, 2010 was due to changes in the distribution of earnings between U.S. and foreign jurisdictions and from updates to our estimated annual effective tax rate.
     Preferred Stock Dividends. The preferred stock dividends relate to our outstanding Series D Convertible Preferred Stock. Quarterly dividends must be paid in cash. Dividends are paid at a rate equal to the greater of (i) 5.0% per annum or (ii) the three month LIBOR rate on the last day of the immediately preceding calendar quarter plus 2.5% per annum. The Series D Preferred Stock dividend rate was 5.0% at June 30, 2010. In April 2010, Fletcher converted a portion of the Series D Preferred Stock into shares of ION common stock, which resulted in reduced preferred stock dividends for the quarter. See further discussion at Note 9 “Cumulative Convertible Preferred Stock.”
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
Net Revenues, Gross Profits and Gross Margins.
     Systems. Net revenues for the six months ended June 30, 2010 decreased by $11.7 million to $45.9 million, compared to $57.6 million for the six months ended June 30, 2009. This decrease was driven by declines in streamer positioning systems and source product sales, as well as lower geophone string sales in the first half of 2010. Gross profit for the six months ended June 30, 2010 decreased by $5.9 million to $17.9 million, representing a 39.1% gross margin, compared to $23.9 million, representing a 41.5% gross margin, for the six months ended June 30, 2009. The decrease in gross margins in our Systems segment was mainly due to the overall decline in volumes, with a slight impact due to changes in the product mix.
     Software. Net revenues for the six months ended June 30, 2010 increased by $1.6 million to $18.1 million, compared to $16.5 million for the six months ended June 30, 2009. The increase was principally due to the continued increased sales of our Orca software products as well as the favorable effect of foreign currency exchange rate fluctuations. Gross profit increased by $0.9 million to $12.2 million, or a 67.3% gross margin, compared to $11.3 million, or a 68.3% gross margin, for the six months ended June 30, 2009. The slight decrease in gross margins in our Software segment was also due to changes in product mix.
     Solutions. Net revenues for the six months ended June 30, 2010 decreased by $0.1 million, to $83.6 million, compared to $83.7 million for the six months ended June 30, 2009. As seen through 2009 and into the first half of 2010, our data processing services group continues to grow. This growth, in addition to increased data library sales for the first half of the year offset a reduction in new venture program activity. New venture programs in 2010 are highly skewed to the back half of the year. Gross profit decreased by $5.0 million to $21.3 million, or a 25.5% gross margin, compared to $26.3 million, or a 31.4% gross margin, for the six months ended June 30, 2009. The decrease in gross margins for our Solutions division was mainly driven by lower revenues from new venture programs compared to the prior year as well as the effect of straight-line multi-client data library amortization rates.
     Legacy Land Systems (INOVA). The results of our Legacy Land Systems (INOVA) segment represent the historical results (through March 25, 2010) of our former land operations which are now a part of our joint venture with BGP. On March 25, 2010, the joint venture was formed which resulted in our deconsolidating these contributed businesses. As a result of our deconsolidation, the periods presented are not comparable. However, our land operations continue to be significantly impacted by the economic slow-down, particularly in North America and Russia. Our land operations are starting to see an increase in interest and tender activities by our customers, but we do not expect this increase in activity to have a significant impact to INOVA Geophysical’s results of operations until 2011.
     Research, Development and Engineering. Research, development and engineering expense was $14.2 million, or 8.7% of net revenues, for the six months ended June 30, 2010, a decrease of $9.1 million compared to $23.3 million, or 11.9% of net revenues, for the corresponding 2009 period. This decrease was primarily due to the formation of INOVA Geophysical. The research and development expenses associated with the contributed land businesses for the six months ended June 30, 2009 was approximately $11.1 million, compared to $4.2 million in the consolidated results for the six months ended June 30, 2010. The remainder of the decrease in research and development expense was due to decreased salary and payroll expenses related to our reduced headcount, lower professional fees related to cost reduction measures, and lower supply and equipment costs due to the focus on cost reduction during the current market downturn.
     Marketing and Sales. Marketing and sales expense of $13.6 million, or 8.3% of net revenues, for the six months ended June 30, 2010 decreased $4.6 million compared to $18.2 million, or 9.3% of net revenues, for the corresponding period last year. A portion of this decrease was due to the formation of INOVA Geophysical. The marketing and sales expenses associated with the contributed land businesses for the six months ended June 30, 2009 was approximately $2.4 million, compared to $1.4 million in the consolidated results for the six months ended June 30, 2010. The remainder of this decrease in our marketing and sales expenditures reflected decreased salary and payroll expenses related to our reduced headcount in 2010 and a decrease in travel expenses and professional fees as part of our cost reduction measures.
     General and Administrative. General and administrative expenses of $27.7 million for the six months ended June 30, 2010 decreased $8.6 million compared to $36.3 million for the corresponding period of last year. General and administrative expenses as a percentage of net revenues for the six months ended June 30, 2010 and 2009 were 16.8% and 18.5%, respectively. A portion of this decrease was due to the formation of INOVA Geophysical. The general and administrative expenses associated with the contributed land businesses for the six months ended June 30, 2009 was approximately $5.7 million, compared to $2.9 million in the consolidated results for the six months ended June 30, 2010. Also, general and administrative expense for the six months ended June 30, 2009 included a $3.3 million stock-based compensation expense (with respect to an out-of-period item) related to adjustments between estimated and actual forfeitures of stock-based compensation awards. The remainder of this decrease was due to lower salary and payroll expenses related to our reduced headcount in 2010 and by lower bad debt expense compared to the prior year.
     Interest Expense, net. Interest expense, net, of $27.0 million for the six months ended June 30, 2010 increased $13.7 million compared to $13.3 million for the first two quarters of 2009. The increase is due to the accretion of approximately $8.7 million of the non-cash debt discount (fully amortized in the first quarter of 2010) associated with two convertible promissory notes payable to Bank of China, New York Branch, that we had executed in October 2009 and a write-off of $10.1 million of deferred financing charges related to our refinancing transactions during the first quarter of 2010. As a result of these activities, we are now benefitting from lower levels of debt, lower interest rates and reduced amortization of debt costs. Because of the recent refinancing transactions, we expect that our interest expense will be significantly lower the remaining second half of 2010 than we experienced in the same period of 2009. See “— Liquidity and Capital Resources — Sources of Capital” below.
     Loss on Disposition of Land Division. Due to the formation INOVA Geophysical, we deconsolidated certain land equipment assets and liabilities from our consolidated financial statements, and recognized the net book value impact. The majority of the loss ($21.2 million) recognized from this transaction related to accumulated foreign currency translation adjustments (effect of exchange rates) of our foreign subsidiaries, mainly in Canada. For additional information, please refer to Note 3 “Accounting Impact of the Formation of INOVA Geophysical and Related Financing Transactions.”
     Fair Value Adjustment of the Warrant. For the first quarter of 2010, we recorded a non-cash fair value adjustment of $12.8 million, reflecting the decrease from January 1, 2010 through March 25, 2010 (the date of the closing of the INOVA Geophysical joint venture transaction) in the fair value of a warrant that we had issued to BGP in October 2009. On that date, the warrant was cancelled and terminated, and the remaining $32.0 million liability representing the warrant’s fair value at March 25, 2010 was reclassified to additional paid-in-capital.
     Other Income (Expense). Other income for the six months ended June 30, 2010 was $2.4 million compared to ($6.4) million of other expense for the first two quarters of 2009. The other expense for the six months ended June 30, 2009 mainly related to foreign currency exchange losses that primarily resulted from our operations in the United Kingdom and Canada, which were not duplicated.
     Income Tax Expense (Benefit). Income tax expense for the six months ended June 30, 2010 was $14.3 million compared to a tax benefit of ($18.5) million for the six months ended June 30, 2009. Income tax expense for the six months ended June 30, 2010 included $16.4 million of expense related to the transactions involved in the closing of the INOVA Geophysical joint venture with BGP. Excluding the impact of these transactions, our effective tax rate would have been 18.9% (benefit on a loss) for the six months ended June 30, 2010. We continue to maintain a valuation allowance for a significant portion of our U.S. federal net deferred tax assets. In the event our expectations of future operating results or the availability of certain tax planning strategies change, an additional valuation allowance may be required to be established on our existing unreserved net U.S. deferred tax assets, which total

$17.9 million at June 30, 2010. Our effective tax rates for the six months ended June 30, 2010 and 2009 were 26.0% (provision on a loss) and 25.7% (benefit on a loss), respectively. The increase in our effective tax rate for the six months ended June 30, 2010 was due primarily to the transactions involved in the closing of the INOVA Geophysical joint venture with BGP and to changes in the distribution of earnings between U.S. and foreign jurisdictions.
Liquidity and Capital Resources
Sources of Capital
     Our cash requirements include our working capital requirements, and cash required for our debt service payments, dividend payments on our preferred stock, seismic data acquisitions and capital expenditures. As of June 30, 2010, we had positive working capital of $90.9 million. Working capital requirements are mainly driven by our continued investment in our multi-client seismic data library ($21.2 million during the first six months of 2010) and, to a lesser extent, our inventory purchase obligations. Also, our headcount has traditionally been a significant driver of our working capital needs. Because a significant portion of our business is involved in the planning, processing and interpretation of seismic data services, one of our largest investments is in our employees, which involves cash expenditures for their salaries, bonuses, payroll taxes and related compensation expenses. Our working capital requirements may change from time to time depending upon many factors, including our operating results and adjustments in our operating plan required in response to industry conditions, competition, acquisition opportunities and unexpected events. In recent years, our primary sources of funds have been cash flows generated from our operations, our existing cash balances, debt and equity issuances and borrowings under our revolving credit and term loan facilities (see “— Revolving Line of Credit and Term Loan Facility” below)
     At June 30, 2010, our principal outstanding credit facility included:
•	A revolving line of credit sub-facility providing for borrowings of up to $100.0 million; and
•	A $105.3 million original principal amount term loan.
     Revolving Line of Credit and Term Loan Facility. On March 25, 2010, we, our Luxembourg subsidiary, ION International S.à r.l. (“ION Sàrl”), and certain of our other U.S. and foreign subsidiaries entered into a new credit facility (the “Credit Facility”). The terms of the Credit Facility are set forth in a credit agreement dated March 25, 2010 (the “Credit Agreement”), by and among us, ION Sàrl and China Merchants Bank Co., Ltd., New York Branch (“CMB”), as administrative agent and lender. Our obligations under the Credit Facility are guaranteed by certain of our material U.S. subsidiaries and the obligations of ION Sàrl under the Credit Facility are guaranteed by certain of our material U.S. and foreign subsidiaries, in each case that are parties to the credit agreement.
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
     Under the Credit Facility, up to $75.0 million is available for revolving line of credit borrowings by us, and up to $60.0 million (or its equivalent in foreign currencies) is available for revolving line of credit borrowings by ION Sàrl, but the total amounts borrowed may not exceed $100.0 million. Borrowings under the Credit Facility are not subject to a borrowing base. As of June 30, 2010, we had no indebtedness outstanding under the revolving line of credit.
     Revolving credit borrowings under the Credit Facility may be utilized to fund the working capital needs of us and our subsidiaries, and to finance acquisitions and investments and for general corporate purposes. In addition, the Credit Facility includes a $35.0 million sub-limit for the issuance of documentary and stand-by letters of credit.
     The revolving credit indebtedness and term loan indebtedness under the Credit Facility are each scheduled to mature on March 24, 2015. The $106.3 million original principal amount under the term loan is subject to scheduled quarterly amortization payments, commencing on June 30, 2010, of $1.0 million per quarter until the maturity date, with the remaining unpaid principal amount of the term loan due upon the maturity date. The indebtedness under the Credit Facility may sooner mature on a date that is 18 months after the earlier of (i) any dissolution of the INOVA Geophysical joint venture, or (ii) the administrative agent determining in good faith that INOVA Geophysical is unable to perform its obligations under an additional guarantee it has provided under the Credit Facility, which is described below.
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
     As of June 30, 2010, the $105.3 million in outstanding term loan indebtedness under the Credit Facility accrued interest at an applicable LIBOR-based interest rate, including an applicable margin, equal to 3.8% per annum.
     The parties had originally contemplated that INOVA Geophysical would be an additional guarantor or provider of credit support under the Credit Agreement. However, due to the time required to obtain necessary Chinese governmental approvals for such credit support from INOVA Geophysical, the Credit Agreement instead provided that BGP enter into an agreement to guarantee the indebtedness under the Credit Facility, which the INOVA Geophysical guarantee would replace when the applicable governmental approvals were obtained. ION entered into a credit support agreement with BGP whereby ION agreed to indemnify BGP for losses sustained by BGP that arose out of or were a result of the enforcement of BGP’s guarantee. In June 2010, BGP was released from its guarantee obligations and these obligations were assumed by INOVA Geophysical as originally contemplated under the Credit Agreement. In addition, ION’s credit support agreement with BGP was terminated.
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

     The fixed charge coverage ratio is defined as the ratio of (i) our consolidated EBITDA less cash income tax expense, non-financed capital expenditures and capitalized research and development costs, to (ii) the sum of scheduled payments of lease payments and payments of principal indebtedness, interest expense actually paid and cash dividends, in each case for the four consecutive fiscal quarters most recently ended. The leverage ratio is defined as the ratio of (x) total funded consolidated debt, capital lease obligations and issued letters of credit (net of cash collateral) to (y) our consolidated EBITDA for the four consecutive fiscal quarters most recently ended.
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
Meeting our Liquidity Requirements
     As of June 30, 2010, our total outstanding indebtedness (including capital lease obligations) was approximately $111.6 million, consisting of approximately $105.3 million outstanding under the term loan, $3.9 million relating to our facility lease obligation and $2.4 million of capital leases and other notes payable. The repayment in full in March 2010 of the previous $101.6 million term loan, the $118.0 million in revolving indebtedness under our former credit facility and the $35.0 million in outstanding indebtedness under an amended and restated subordinated promissory note instrument given in connection with our 2008 acquisition of ARAM Systems Ltd., plus the assumption by INOVA Geophysical of our $18.4 million (as of March 25, 2010) ICON Secured Equipment Financing indebtedness represented a significant de-leveraging of our balance sheet and the repayment of the majority of our short-term debt. As of June 30, 2010, we had no amounts drawn on our revolving line of credit under our Credit Facility and had approximately $16.3 million of cash on hand.
     For the six months ended June 30, 2010, total capital expenditures, including investments in our multi-client data library, were $23.3 million, and we are projecting capital expenditures for 2010 to be between $100 million to $110 million. If there continues to be weak demand for our products and services, we would expect these projected levels of capital expenditures to be reduced. This, in turn, may lessen our requirements for working capital. Of the total projected 2010 capital expenditures, we are estimating that approximately $90 million to $100 million will be spent on investments in our multi-client data library, particularly in the Arctic regions, but we are anticipating that most of these investments will be largely underwritten by our customers. To the extent our customers’ commitments do not reach an acceptable level of pre-funding, the amount of our anticipated investment in these data libraries could be significantly less.
Cash Flow from Operations
     We have historically financed our operations from internally generated cash and funds from equity and debt financings. Cash and cash equivalents were $16.3 million at June 30, 2010, an increase of $0.1 million compared to December 31, 2009. Net cash provided by operating activities was $19.6 million for the six months ended June 30, 2010, compared to $38.0 million for the six months ended June 30, 2009. The decrease in our cash flows from operations was due in part to the decrease in revenues and our results of operations for the six months ended June 30, 2010 compared to our results for the six months ended June 30, 2009. The decrease in our results of operations is more fully described in “— Results of Operations — Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009.” For the six months ended June 30, 2010, cash provided by operations was due to a reduction in receivables partially offset by cash payments of accounts payable and accrued expenses to meet our obligations. For the six months ended June 30, 2009, cash provided by operations was primarily driven by increased collections on our receivables and a decrease in our unbilled receivables due to timing of sales and invoicing. This increase was partially offset by a decrease in our accounts payable and accrued expenses associated with payments of our obligations.
Cash Flow from Investing Activities
     Net cash flow provided by investing activities was $68.7 million for the six months ended June 30, 2010, compared to ($47.8) million for the six months ended June 30, 2009. The principal source of cash in our investing activities during the six months ended June 30, 2010 were $99.8 million net proceeds received from BGP for their 51% interest in INOVA Geophysical. This source of cash was partially offset by $21.2 million for investments in our multi-client data library. The investment in our multi-client data library for the comparable period one year ago was $45.6 million.
Cash Flow from Financing Activities
     Net cash flow used in financing activities was $89.1 million for the six months ended June 30, 2010, compared to $10.5 million of net cash flow provided by financing activities for the six months ended June 30, 2009. The net cash flow used in financing activities during the six months ended June 30, 2010 was primarily related to net repayments on our prior revolving credit facility of $89.4 million and payments on our notes payable and long-term debt of $142.0 million. This cash outflow was partially offset by proceeds of $38.0 million from the issuance of our common stock to BGP in March 2010 and net proceeds of $105.7 million related to the issuance of the term loan under the Credit Facility. We also paid $1.3 million in cash dividends on our outstanding Series D Preferred Stock. The net cash flow provided by financing activities during the six months ended June 30, 2009 was primarily related to $32.0 million of borrowings on our revolving credit facility, the net proceeds from the ICON Secured Equipment Financing indebtedness of $11.8 million, and the net proceeds of $38.2 million from the private placement of our common stock in June 2009. This cash inflow was partially offset by scheduled principal payments on our term loan, the prepayment of the principal balance under a 2008 bridge loan agreement and payments under our other notes payable and capital lease obligations all totaling $66.2 million. Additionally, we paid $1.8 million in cash dividends on our outstanding Series D Preferred Stock and $3.8 million in financing costs related to an amendment to our former credit facility during the six months ended June 30, 2009.
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
Critical Accounting Policies and Estimates
     General. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2009 for a complete discussion of our other significant accounting policies and estimates. There have been no material changes in the current period regarding our critical accounting policies and estimates, except as described below.
     Equity Method Investment. We use the equity method of accounting for investments in entities in which we have an ownership interest between 20% and 50% and exercise significant influence. Under this method, an investment is carried at the acquisition cost, plus our equity in undistributed earnings or losses since acquisition. Because the financial statements of INOVA Geophysical are not sufficiently timely for us to apply the equity method currently, we will record our share of earnings or losses of INOVA Geophysical on a one fiscal quarter lag basis. Thus, our share of INOVA Geophysical’s first full 2010 quarterly results will be included in our financial results for the three and nine month periods ending September 30, 2010. Our results for the second quarter of 2010 include ($0.2) million of our share of the equity losses in INOVA Geophysical for the five-day period ending March 31, 2010.
     Revenue Recognition. The multiple element arrangements guidance codified in Accounting Standards Codification (“ASC”) 605-25 was modified as a result of the final consensus reached in EITF Issue No. 08-1, “Revenue Arrangements with Multiple Deliverables,” which was codified by Accounting Standards Update (“ASU”) 2009-13. We adopted this new guidance in the second quarter of 2010. Consistent with its transitional requirements, this new guidance was applied retrospectively as of January 1, 2010. Accordingly, we applied this guidance to transactions initiated or materially modified on or after January 1, 2010. There was no impact of adopting this guidance to our previously reported results for the first quarter of 2010, nor was there a material impact to our financial statements during the second quarter of 2010.
     This guidance eliminates the residual method of allocation for multiple-deliverable revenue arrangements and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. Per the provisions of this guidance, we allocate arrangement consideration to each deliverable qualifying as a separate unit of accounting in an arrangement based on its relative selling price. We determine selling price using vendor specific objective evidence (“VSOE”), if it exists, and otherwise third-party evidence (“TPE”). If neither VSOE nor TPE of selling price exists for a unit of accounting, we use estimated selling price (“ESP”). We generally expect that we will not be able to establish TPE due to the nature of the markets in which we compete, and, as such, we typically will determine selling price using VSOE or if not available, ESP. VSOE is generally limited to the price charged when the same or similar product is sold on a standalone basis. If a product is seldom sold on a standalone basis, it is unlikely that we can determine VSOE for the product.
     If we are unable to establish selling price using VSOE, we will use ESP in our allocation of arrangement consideration. The objective of ESP is to determine the price at which we would transact if the product were sold by us on a standalone basis. Our determination of ESP involves a weighting of several factors based on the specific facts and circumstances of the arrangement. Specifically, we will consider the anticipated margin on the particular deliverable, the selling price and profit margin for similar products and our ongoing pricing strategy and policies.
     We believe this new guidance will principally impact our Systems division in which a typical arrangement might involve the sale of various products of our acquisition systems and other seismic equipment. Products under these arrangements are often delivered to the customer within the same period, but in certain situations, depending upon product availability and the customer’s delivery requirements, the products could be delivered to the customer at different times. In these situations, we consider our products to be separate units of accounting provided the following criteria are met: the delivered product has value to the customer on a standalone basis; and for an arrangement that includes a general right of return relative to the delivered products, delivery of the undelivered product is considered probable and is substantially controlled by us. We consider a deliverable to have standalone value if the product is sold separately by us or another vendor or could be resold by the customer. Further, our revenue arrangements generally do not include a general right of return relative to the delivered products.
     In addition, in the second quarter of 2010 and pursuant to the transitional requirements of the new multiple element revenue guidance, we adopted the guidance codified by ASU 2009-14, “Certain Arrangements That Include Software Elements,” retrospectively as of January 1, 2010. This guidance amends the accounting model for revenue arrangements that includes both tangible products and software elements, such that tangible products containing both software and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of software revenue guidance. There was not a material impact to our financial statements of adopting this guidance.
Credit and Foreign Sales Risks
     The majority of our foreign sales are denominated in United States dollars. Product revenues are allocated to geographical locations on the basis of the ultimate destination of the equipment, if known. If the ultimate destination of such equipment is not known, product revenues are allocated to the geographical location of initial shipment. Service revenues, which primarily relate to our Solutions division, are allocated based upon the billing location of the customer. For the six months ended June 30, 2010 and 2009, international sales comprised 50% and 58%, respectively, of total net revenues. For the six months ended June 30, 2010, we recognized $34.8 million of sales to customers in Europe, $16.6 million of sales to customers in Asia Pacific, $3.4 million of sales to customers in the Middle East, $13.9 million of sales to customers in Latin American countries, $1.6 million of sales to customers in the Commonwealth of Independent States, or former Soviet Union (CIS) and $11.5 million of sales to customers in Africa. To the extent that world events or economic conditions negatively affect our future sales to customers in these and other regions of the world or the collectability of our existing receivables, our future results of operations, liquidity, and financial condition may be adversely affected. We currently require customers in these higher risk countries to provide their own financing and in some cases assist the customer in organizing international financing and export-import credit guarantees provided by the United States government. We do not currently extend long-term credit through promissory notes or similar credit agreements to companies in countries we consider to be inappropriate for credit risk purposes.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Please refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2009, for a discussion regarding the Company’s quantitative and qualitative disclosures about market risk. There have been no material changes to those disclosures during the three and six months ended June 30, 2010.
Item 4. Controls and Procedures
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
     Our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2010. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.
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
     On June 16, 2009, we filed an answer and counterclaims against WesternGeco, in which we deny that we have infringed WesternGeco’s patents and assert that the WesternGeco patents are invalid or unenforceable. We also asserted that WesternGeco’s Q-Marine system, components and technology infringe upon our United States patent related to marine seismic streamer steering devices. We also assert that WesternGeco tortiously interfered with our relationship with our customers. In addition, we are claiming that the lawsuit by WesternGeco is an illegal attempt by WesternGeco to control and restrict competition in the market for marine seismic surveys performed using laterally steerable streamers. We are requesting various remedies and relief, including a declaration that the WesternGeco patents are invalid or unenforceable, an injunction prohibiting WesternGeco from making, using, selling, offering for sale or supplying any infringing products in the United States, a declaration that the WesternGeco patents should be co-owned by us, and an award of unspecified monetary damages.
     In June 2010, WesternGeco filed a lawsuit against various subsidiaries and affiliates of Fugro N.V., a seismic contractor customer of the Company, accusing the defendants of infringing the same United States patents regarding marine seismic streamer steering devices by planning to use certain equipment purchased from us on a survey located outside of U.S. territorial waters. The court approved the consolidation of the Fugro case with our case. The defendants in the Fugro case have filed a motion to dismiss the lawsuit.
     Fletcher. We are involved in two lawsuits filed in Delaware involving Fletcher International, Ltd. (“Fletcher”), the holder of shares of our Series D Preferred Stock.
•	Under our February 2005 agreement with Fletcher, the aggregate number of shares of common stock issued or issuable to Fletcher upon conversion of the Series D Preferred Stock could not exceed a designated maximum number of shares (the “Maximum Number”), and such Maximum Number could be increased by Fletcher providing us with a 65-day notice of increase. In November 2008, Fletcher exercised its right to increase the “Maximum Number” from 7,669,434 shares to 9,669,434 shares. On September 15, 2009, Fletcher delivered a second notice to us that purported to increase the “Maximum Number” of shares of common stock issuable upon conversion of our Series D Preferred Stock from 9,669,434 shares to 11,669,434 shares. Our interpretation of the agreement with Fletcher gave Fletcher the right to issue only one notice to increase the Maximum Number (which Fletcher had exercised in November 2008). On November 6, 2009, we filed an action in the Court of Chancery of the State of Delaware, styled ION Geophysical Corporation v. Fletcher International, Ltd., seeking a declaration that, under the agreement, Fletcher is permitted to deliver only one notice to increase the Maximum Number and that its second notice is legally invalid.
•	On November 25, 2009, Fletcher filed a lawsuit against us and certain of our directors in the Delaware Court of Chancery. In the lawsuit, styled Fletcher International, Ltd. v. ION Geophysical Corporation, f/k/a Input/Output, Inc., ION International S.à r.l., James M. Lapeyre, Bruce S. Appelbaum, Theodore H. Elliott, Jr., Franklin Myers, S. James Nelson, Jr., Robert P. Peebler, John Seitz, G. Thomas Marsh And Nicholas G. Vlahakis, Fletcher alleged, among other things, that we violated Fletcher’s consent rights by ION Sàrl, an indirect wholly-owned subsidiary of ION Geophysical Corporation, issuing a convertible promissory note to the Bank of China in connection with the Bank of China bridge loan funded on October 27, 2009, and that the directors violated their fiduciary duty to the company by allowing ION Sàrl to issue the convertible note without Fletcher’s consent. Fletcher sought a court order requiring ION Sàrl to repay the $10 million advanced to ION Sàrl under the bridge loan and unspecified monetary damages. On March 24, 2010, the presiding judge in the case denied Fletcher’s request for the court order. In the lawsuit, Fletcher is not claiming that it had a right to consent to any note issued by ION Geophysical Corporation, including the issuance by ION Geophysical Corporation of a $30 million convertible promissory note to the Bank of China on October 27, 2009, as part of a bridge loan extended by Bank of China, New York Branch. In a Memorandum Opinion issued on May 28, 2010 in response to a motion for partial summary judgment, the judge dismissed all of Fletcher’s claims against our named directors but also concluded that, because the bridge loan note issued by ION Sàrl was convertible into ION common stock, Fletcher had the right to consent to the issuance of the note and that we violated Fletcher’s consent right by ION Sàrl issuing the note without Fletcher’s consent. The holder of the convertible note issued by ION Sàrl never exercised its right to convert the note, and the note was paid in full in March 2010. We believe that the remaining claims asserted by Fletcher in the lawsuit are without merit. We further believe that the monetary damages suffered by Fletcher as a result of ION Sàrl issuing the bridge loan note without Fletcher’s consent are nonexistent or nominal, and that the ultimate outcome of the lawsuit will not result in a material adverse effect on our financial condition or results of operations. We intend to defend the remaining claims against us in this lawsuit vigorously.
     Greatbatch. In 2002, we filed a lawsuit against operating subsidiaries of battery manufacturer Greatbatch, Inc., including its Electrochem division (collectively “Greatbatch”), in the 24th Judicial District Court for the Parish of Jefferson in the State of Louisiana. In the lawsuit, styled Input/Output, Inc. and I/O Marine Systems, Inc. v. Wilson Greatbatch Technologies, Inc., Wilson Greatbatch, Ltd. d/b/a Electrochem Lithium Batteries, and WGL Intermediate Holdings, Inc., Civil Action No. 578-881, Division “A”, we alleged that Greatbatch had fraudulently misappropriated our product designs and other trade secrets related to the batteries and battery pack used in our DigiBIRD® marine towed streamer vertical control device and used our confidential information to manufacture and market competing batteries and battery packs. After a two-week trial, on October 1, 2009 the jury concluded that Greatbatch had committed fraud, violated the Louisiana Unfair Trade Practices Act and breached a trust and nondisclosure agreement between us and Greatbatch, and awarded us $21.7 million in compensatory damages. On October 13, 2009, the presiding trial judge signed and entered the judgment, awarding us the amount of the jury verdict. Under applicable law, we are also entitled to receive legal interest from the date of filing the lawsuit, plus our attorneys’ fees and costs. Through June 30, 2010, accrued legal interest totaled $11.7 million, and interest will continue to accrue at the statutory annual rate until paid. Including the verdict amount and accrued interest, the total amount owed under the judgment as of June 30, 2010 was $33.4 million plus our attorneys’ fees and costs. The judgment is currently on appeal, and Greatbatch filed a Suspensive Appeal Bond for the amount of the judgment.
     Sercel. On January 29, 2010, the jury in a patent infringement lawsuit filed by us against seismic equipment provider Sercel, Inc. in the United States District Court for the Eastern District of Texas returned a verdict in our favor. In the lawsuit, styled Input/Output, Inc. et al v. Sercel, Inc., (5-06-cv-00236), we alleged that Sercel’s 408, 428 and SeaRay digital seismic sensor units infringe our United States Patent No. 5,852,242, which is incorporated in our VectorSeis sensor technology. Products that use our VectorSeis technology include the System Four, Scorpion, FireFly, and VectorSeis Ocean seismic acquisition systems. After a two-week trial, the jury concluded that Sercel infringed our patent and that our patent was valid, and the jury awarded us $25.2 million in compensatory past damages. We have asked the court to issue a permanent injunction to prohibit Sercel from making, using, selling, offering for sale or importing any infringing products into the United States.
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

Item 1A. Risk Factors
     This report contains or incorporates by reference statements concerning our future results and performance and other matters that are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “would,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of such terms or other comparable terminology. Examples of other forward-looking statements contained or incorporated by reference in this report include statements regarding:
•	the expected effects of current and future worldwide economic conditions and demand for oil and natural gas and seismic equipment and services;
•	the expected effects of the Deepwater Horizon disaster in the Gulf of Mexico on demand for seismic equipment and services;
•	future compliance with our debt financial covenants;
•	future benefits to be derived from our INOVA Geophysical joint venture;
•	future availability of cash to fund our operations and pay our obligations;
•	the timing of anticipated sales;
•	future levels of spending by our customers;
•	future oil and gas commodity prices;
•	future cash needs and future sources of cash, including availability under our revolving line of credit facility;
•	expected net revenues, income from operations and net income;
•	the expected outcome of litigation and other claims against us;
•	expected gross profits for our products and services;
•	future benefits to our customers to be derived from new products and services;
•	future growth rates for certain of our products and services;
•	the degree and rate of future market acceptance of our new products and services;
•	our expectations regarding oil and gas exploration and production companies and contractor end-users purchasing our more technologically advanced products and services;
•	anticipated timing and success of commercialization and capabilities of products and services under development and start-up costs associated with their development;
•	expected improved operational efficiencies from our full-wave digital products and services;
•	potential future acquisitions;

•	future levels of capital expenditures;

•	our ability to maintain our costs at consistent percentages of our revenues in the future;
•	future demand for seismic equipment and services;
•	future seismic industry fundamentals;
•	the adequacy of our future liquidity and capital resources;
•	future opportunities for new products and projected research and development expenses;
•	success in integrating our acquired businesses;
•	sufficient future profits to fully utilize our net operating losses;
•	expectations regarding realization of deferred tax assets; and
•	anticipated results regarding accounting estimates we make.
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
     Information regarding some of the important factors that could cause actual results to differ, perhaps materially, from those described in our forward-looking statements is contained in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 (beginning on page 17), in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010 (beginning on page 32) and in this 10-Q.
     We disclaim any obligation, other than as may be imposed by law, to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.
     In addition to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010, which have been previously filed with the SEC, we believe the following risk factors should be considered carefully.
     Our stock price has been volatile from time to time. It declined precipitously from October 2008 to March 2009, and could decline again.
     The securities markets in general and our common stock in particular have experienced significant price and volume volatility in 2008, 2009 and 2010. The market price and trading volume of our common stock may continue to experience significant fluctuations due not only to general stock market conditions but also to a change in sentiment in the market regarding our operations or business prospects or those of companies in our industry. In addition to the other risk factors discussed in this section, the price and volume volatility of our common stock may be affected by:
•	operating results that vary from the expectations of securities analysts and investors;
•	factors influencing the levels of global oil and natural gas exploration and exploitation activities, such as a decline in prices for natural gas in North America;
•	the operating and securities price performance of companies that investors or analysts consider comparable to us;
•	announcements of strategic developments, acquisitions and other material events by us or our competitors; and
•	changes in global financial markets and global economies and general market conditions, such as interest rates, commodity and equity prices and the value of financial assets.
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
     If we, our option holders or stockholders holding registration rights sell additional shares of our common stock in the future, the market price of our common stock could decline. Additionally, our outstanding shares of Series D Preferred Stock are convertible into shares of our common stock. The conversion of the Series D Preferred Stock and exercise of our stock options could result in substantial dilution to our existing stockholders. Sales in the open market of the shares of common stock acquired upon such conversion or exercises may have the effect of reducing the then-current market prices for our common stock.
     The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market in the future, or the perception that such sales could occur. These sales, or the possibility that these sales may occur, could make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
     As of July 29, 2010, we had 152,341,380 shares of common stock issued and outstanding. Substantially all of these shares are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. At July 29, 2010, we had outstanding stock options to purchase up to 7,373,600 shares of our common stock at a weighted average exercise price of $7.51 per share. We also had, as of that date, 914,907 shares of common stock reserved for issuance under outstanding restricted stock and restricted stock unit awards.
     On April 8, 2010, Fletcher International, Ltd., the holder of our Series D Preferred Stock, converted 8,000 shares of Series D-1 Cumulative Convertible Preferred Stock and 35,000 shares of Series D-3 Cumulative Convertible Preferred Stock into a total of 9,659,231 shares of our common stock. After giving effect to this conversion, Fletcher continues to hold 22,000 shares of our Series D-1 Cumulative Convertible Preferred Stock and 5,000 shares of our Series D-2 Cumulative Convertible Preferred Stock. Under the terms of the agreement with Fletcher by which it purchased the Series D Preferred Stock, Fletcher has the ability to sell, under currently effective registration statements, the shares of our common stock acquired by it upon conversion of the Series D Preferred Stock.
     In September 2009, Fletcher delivered a notice to us purporting to increase the total maximum number of shares of our common stock into which Fletcher’s preferred shares may convert, from 9,669,434 shares to 11,669,434 shares. Fletcher had delivered to us a similar notice in November 2008 to increase the then-maximum total number of shares of common stock into which Fletcher’s preferred shares could convert, from 7,669,434 shares to 9,669,434 shares. Because we believe that our agreement with Fletcher does not provide it, as the holder of our Series D Preferred Stock, the right to demand the additional increase requested in September 2009, we have filed a declaratory judgment action in the Court of Chancery of the State of Delaware asking the court to resolve the issue. We currently have other pending litigation with Fletcher in Delaware regarding other issues involving our Series D Preferred Stock. For more information regarding our pending litigation with Fletcher, please see Item 1. “Legal Proceedings” of this Form 10-Q.
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
     The conversion price of our outstanding Series D Preferred Stock is also subject to certain customary anti-dilution adjustments. For additional information regarding the terms of our Series D Preferred Stock, please see Note 9 “— Cumulative Convertible Preferred Stock” in this Form 10-Q.
     The 18,500,000 shares of common stock that we issued in June 2009 to certain institutional investors may be resold into the public markets in transactions pursuant to a currently-effective registration statement that was declared effective by the SEC on June 16, 2009. Thus, to the extent they have not already done so, these purchasing institutional investors currently have the right to dispose of their shares in the public markets.
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

     Our INOVA Geophysical Joint Venture with BGP involves numerous risks.
     Our INOVA Geophysical joint venture with BGP is focused on designing, engineering, manufacturing, research and development, sales and marketing and field support of land-based equipment used in seismic data acquisition for the oil and gas industry. Excluded from the scope of the joint venture’s business are the analog sensor businesses of our company and BGP and the businesses of certain companies in which BGP or we are currently a minority owner. In addition to these excluded businesses, all of our other businesses — including our Systems and Software business segments and our Solutions division, which includes our Imaging Solutions, Integrated Seismic Solutions (ISS) and BasinSPAN and seismic data library businesses —remain owned and operated by us and do not comprise a part of the joint venture.
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
     The joint venture is also subject to various additional risks that could adversely affect our results of operations. These risks include the following:
•	our interests could diverge from BGP’s interests in the future or we may not be able to agree with BGP on ongoing manufacturing, research and development and operational activities, or on the amount, timing or nature of further investments in the joint venture;
•	the terms of our joint venture arrangements may turn out to be unfavorable;
•	we currently own 49% of the total equity interests in INOVA Geophysical, so there are certain decisions affecting the business of the joint venture that we cannot control or influence;
•	the joint venture’s cash flows may be inadequate to fund its capital requirements, thereby requiring additional contributions to the capital of the joint venture by the partners;
•	joint venture profits and cash flows may prove inadequate to fund cash dividends from the joint venture to the joint venture partners; and
•	the joint venture may experience difficulties and delays in ramping up production of the joint venture’s products.
     If the INOVA Geophysical joint venture is not successful, our business, results of operations and financial condition will likely be adversely affected.
     A drilling moratorium in the U.S. Gulf of Mexico, or other regulatory initiatives in response to the current oil spill in the Gulf of Mexico, could adversely affect our customers and our business.
     In April 2010, the Deepwater Horizon drilling rig in the U.S. Gulf of Mexico sank following a catastrophic explosion and fire. Hydrocarbons have been discharged continuously into the Gulf of Mexico from the wellhead since the time of this disaster, as efforts to permanently close the wellhead and contain the spill continue. In response to this incident, the Minerals Management Service (now known as the Bureau of Ocean Energy Management, Regulation and Enforcement, or “BOE”) of the U.S. Department of the Interior issued a notice on May 30, 2010 implementing a six-month moratorium on certain drilling activities in the U.S. Gulf of Mexico. Implementation of the moratorium was blocked by a U.S. district court, which was subsequently affirmed on appeal, but on July 12, 2010, the BOE issued a new moratorium that applies to deep-water drilling operations that use subsea blowout preventers or surface blowout preventers on floating facilities. The new moratorium will last until November 30, 2010, or until such earlier time that the BOE determines that deep-water drilling operations can proceed safely. The BOE is also expected to issue new safety and environmental guidelines or regulations for drilling in the Gulf of Mexico, and potentially in other geographic regions, and may take other steps that could increase the costs of exploration and production, reduce the area of operations and result in permitting delays. This incident could also result in drilling suspensions or other regulatory initiatives in other areas of the U.S. and abroad.

     Although it is difficult to predict the ultimate impact of the moratorium or any new guidelines, regulations or legislation, a prolonged suspension of drilling activity in the Gulf of Mexico and other areas, new regulations and increased liability for companies operating in this sector would adversely affect many of our customers who operate in the Gulf. This could, in turn, adversely affect our business, results of operations and financial condition, particularly regarding sales of our marine seismic equipment and Solutions’ seismic survey activities covering locations in the Gulf of Mexico. This event negatively impacted our Solutions segment during the second quarter, during which we experienced a reduction in new venture and multi-client seismic data library sales. Data processing activity in out Solutions segment was not similarly impacted during the second quarter. However, we cannot currently predict whether these events will adversely affect our future data processing services business, and if so, the extent and length of time that any such adverse impact will be felt.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (a) Not applicable.
     (b) Not applicable.
     (c) During the three months ended June 30, 2010, in connection with the vesting of (or lapse of restrictions on) shares of our restricted stock held by certain employees, we acquired shares of our common stock in satisfaction of tax withholding obligations that were incurred on the vesting date. The date of cancellation, number of shares and average effective acquisition price per share, were as follows:

				(d) Maximum Number
				(or Approximate
			(c) Total Number of	Dollar Value) of
			Shares Purchased	Shares That
	(a)	(b)	as Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Acquired	Paid Per Share	Program	Program
April 1, 2010 to April 30, 2010	5,661	$14.75	Not applicable	Not applicable
May 1, 2010 to May 31, 2010	—	$—	Not applicable	Not applicable
June 1, 2010 to June 30, 2010	436	$4.91	Not applicable	Not applicable

Total	6,097	$14.05

Item 6. Exhibits
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ION GEOPHYSICAL CORPORATION
By	/s/ R. Brian Hanson
R. Brian Hanson
Executive Vice President and Chief Financial Officer — (Duly authorized executive officer and principal financial officer)

Date: August 5, 2010

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.