Form 10-Q
period 2010-09-30
ION GEOPHYSICAL CORP
filed 2010-11-04
CIK 866609

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐   No: ☑
At October 29, 2010, there were 152,432,886 shares of common stock, par value $0.01 per share, outstanding.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS FOR FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2010	2009
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$15,966	$16,217
Restricted cash	2,136	1,469
Accounts receivable, net	59,350	111,046
Current portion notes receivable	—	13,367
Unbilled receivables	65,102	21,655
Inventories, net	51,700	202,601
Deferred income tax asset	6,827	6,001
Prepaid expenses and other current assets	15,920	23,145

Total current assets	217,001	395,501
Deferred income tax asset	14,728	26,422
Property, plant and equipment, net	22,231	78,555
Multi-client data library, net	138,642	130,705
Investment in INOVA Geophysical	110,256	—
Goodwill	51,865	52,052
Intangible assets, net	21,828	61,766
Other assets	3,669	3,185

Total assets	$580,220	$748,186

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$6,587	$271,132
Accounts payable	27,255	40,189
Accrued expenses	59,736	65,893
Accrued multi-client data library royalties	7,972	18,714
Fair value of the warrant	—	44,789
Deferred revenue and other current liabilities	10,140	13,802

Total current liabilities	111,690	454,519
Long-term debt, net of current maturities	103,795	6,249
Non-current deferred income tax liability	5,418	1,262
Other long-term liabilities	8,064	3,688

Total liabilities	228,967	465,718

Stockholders’ equity:
Cumulative convertible preferred stock	27,000	68,786
Common stock, $0.01 par value; authorized 200,000,000 shares; outstanding 152,432,011 and 118,688,702 shares at September 30, 2010 and December 31, 2009, respectively, net of treasury stock	1,524	1,187
Additional paid-in capital	819,864	666,928
Accumulated deficit	(468,770)	(411,548)
Accumulated other comprehensive loss	(21,800)	(36,320)
Treasury stock, at cost, 849,539 shares at both September 30, 2010 and December 31, 2009	(6,565)	(6,565)

Total stockholders’ equity	351,253	282,468

Total liabilities and stockholders’ equity	$580,220	$748,186

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands, except per share data)

Product revenues	$34,299	$51,263	$113,974	$162,777
Service revenues	87,295	51,107	171,725	135,740

Total net revenues	121,594	102,370	285,699	298,517

Cost of products	17,354	34,114	68,421	108,007
Cost of services	55,292	33,627	117,902	92,209

Gross profit	48,948	34,629	99,376	98,301

Operating expenses:
Research, development and engineering	5,532	10,659	19,748	33,917
Marketing and sales	7,768	8,006	21,323	26,207
General and administrative	12,279	17,523	39,929	53,779
Impairment of intangible assets	—	—	—	38,044

Total operating expenses	25,579	36,188	81,000	151,947

Income (loss) from operations	23,369	(1,559)	18,376	(53,646)
Interest expense, net, including an $18.8 million write-off of debt discount and debt issuance costs in 1Q 2010	(1,861)	(5,929)	(28,877)	(19,211)
Loss on disposition of land division	—	—	(38,115)	—
Fair value adjustment of the warrant	—	—	12,788	—
Equity in losses of INOVA Geophysical	(8,004)	—	(8,183)	—
Other income (expense)	(3,229)	1,669	(811)	(4,734)

Income (loss) before income taxes	10,275	(5,819)	(44,822)	(77,591)
Income tax expense (benefit)	(1,934)	131	12,400	(18,342)

Net income (loss)	12,209	(5,950)	(57,222)	(59,249)
Preferred stock dividends	338	875	1,598	2,625

Net income (loss) applicable to common shares	$11,871	$(6,825)	$(58,820)	$(61,874)

Net income (loss) per share:
Basic	$0.08	$(0.06)	$(0.42)	$(0.57)
Diluted	$0.08	$(0.06)	$(0.42)	$(0.57)

Weighted average number of common shares outstanding:
Basic	152,344	118,380	141,483	107,816
Diluted	152,690	118,380	141,483	107,816
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net loss	$(57,222)	$(59,249)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization (other than multi-client data library)	20,439	34,113
Amortization of multi-client data library	54,358	37,011
Stock-based compensation expense related to stock options, nonvested stock and employee stock purchases	5,471	10,399
Amortization of debt discount	8,656	—
Write-off of unamortized debt issuance costs	10,121	—
Fair value adjustment of the warrant	(12,788)	—
Deferred income taxes	9,269	(28,139)
Loss on disposition of land division	38,115	—
Equity in losses of INOVA Geophysical	8,183	—
Impairment of intangible assets	—	38,044
Change in operating assets and liabilities:
Accounts and notes receivable	27,546	78,458
Unbilled receivables	(43,447)	5,803
Inventories	(867)	(4,753)
Accounts payable, accrued expenses and accrued royalties	(723)	(71,157)
Deferred revenue	(428)	(5,889)
Other assets and liabilities	(11,929)	16,956

Net cash provided by operating activities	54,754	51,597

Cash flows from investing activities:
Purchase of property, plant and equipment	(7,014)	(2,456)
Investment in multi-client data library	(58,866)	(75,149)
Proceeds from disposition of land division, net of fees paid	99,790	—
Other investing activities	(521)	(361)

Net cash provided by (used in) investing activities	33,389	(77,966)

Cash flows from financing activities:
Net proceeds from issuance of debt	105,695	19,218
Net proceeds from issuance of common stock	38,039	38,220
Borrowings under revolving line of credit	101,000	37,000
Repayments under revolving line of credit	(190,429)	(5,000)
Payments on notes payable and long-term debt	(143,835)	(73,337)
Costs associated with debt amendments	—	(4,046)
Payment of preferred dividends	(1,598)	(2,625)
Other financing activities	255	157

Net cash (used in) provided by financing activities	(90,873)	9,587

Effect of change in foreign currency exchange rates on cash and cash equivalents	2,479	1,166

Net decrease in cash and cash equivalents	(251)	(15,616)

Cash and cash equivalents at beginning of period	16,217	35,172

Cash and cash equivalents at end of period	$15,966	$19,556

Non-cash items from investing and financing activities:
Expiration of BGP Warrant	$32,001	$—
Conversion of BGP Domestic Convertible Note to equity	$28,571	$—
Investment in INOVA Geophysical	$119,000	$—
Exchange of Reservoir Exploration Technology receivables into shares	$9,516	$—
Investment in multi-client data library financed through trade payables	$3,429	$—
Transfer of inventory to rental equipment	$3,635	$—
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation
     The condensed consolidated balance sheet of ION Geophysical Corporation and its subsidiaries (collectively referred to in this Part I - Item 1 as the “Company” or “ION,” unless the context otherwise requires) at December 31, 2009 has been derived from the Company’s audited consolidated financial statements at that date. The condensed consolidated balance sheet at September 30, 2010, the condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals, except as otherwise disclosed) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the operating results for a full year or of future operations.
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
     On March 25, 2010, the Company completed the disposition of most of its land seismic equipment businesses in connection with its formation of a land equipment joint venture with BGP, Inc., China National Petroleum Corporation (“BGP”). BGP is a subsidiary of China National Petroleum Corporation (“CNPC”) and is a leading global geophysical services contracting company. The resulting joint venture company, organized under the laws of the People’s Republic of China, is named INOVA Geophysical Equipment Limited (“INOVA Geophysical”). BGP owns a 51% interest in INOVA Geophysical, and the Company owns a 49% interest. INOVA Geophysical is managed through a Board of Directors consisting of four members appointed by BGP and three members appointed by the Company. The results of operations and financial condition of the Company as of and for the three and nine months ended September 30, 2010 have been materially affected by this disposition, which affects the comparability of certain of the financial information contained in this Quarterly Report on Form 10-Q. The Company accounts for its 49% interest in INOVA Geophysical as an equity method investment. As provided by Accounting Standards Codification (“ASC”) 815 “Investments,” the Company accounts for its share of earnings in INOVA Geophysical on a one fiscal quarter lag basis. Thus, the Company’s share of INOVA Geophysical’s second quarter (three months ended June 30, 2010) results are included in the Company’s financial results for the three months ended September 30, 2010. See further discussion regarding the summarized financial information of INOVA Geophysical at Note 4 “— Equity Method Investment in INOVA Geophysical.”
(2) Significant Accounting Policies
     The Company has had no material changes to its significant accounting policies from those described in the notes to its consolidated financial statements for the fiscal year ended December 31, 2009 that were included in the Company’s Annual Report on Form 10-K, except its policies regarding the application of the equity method of accounting to the Company’s investment in INOVA Geophysical, discussed above, and the allocation of consideration in multiple element revenue arrangements.
     The multiple element arrangements guidance codified in ASC 605-25 was modified as a result of the final consensus reached in EITF Issue No. 08-1, “Revenue Arrangements with Multiple Deliverables,” which was codified by Accounting Standards Update (“ASU”) 2009-13. The Company adopted this new guidance in the second quarter of 2010. Consistent with its transitional requirements, this new guidance was applied retrospectively as of January 1, 2010. Accordingly, the Company applied this guidance to transactions initiated or materially modified on or after January 1, 2010. There was no impact of adopting this guidance to the Company’s previously reported results for the first quarter of 2010, nor was there a material impact to the Company’s financial statements during the second or third quarters of 2010.
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
     The Company believes this new guidance will principally impact its Systems division. A typical arrangement within the Systems division might involve the sale of various products of the Company’s acquisition systems and other seismic equipment. Products under these arrangements are often delivered to the customer within the same period, but in certain situations, depending upon product availability and the customer’s delivery requirements, the products could be delivered to the customer at different times. In these situations, the Company considers its products to be separate units of accounting provided the delivered product has value to the customer on a standalone basis. The Company considers a deliverable to have standalone value if the product is sold separately by the Company or another vendor or could be resold by the customer. Further, the Company’s revenue arrangements generally do not include a general right of return relative to the delivered products.
     In addition, pursuant to the transitional requirements of the new multiple element revenue guidance, the Company adopted the guidance codified by ASU 2009-14, “Certain Arrangements That Include Software Elements,” retrospectively as of January 1, 2010. This guidance amends the accounting model for revenue arrangements that includes both tangible products and software elements, such that tangible products containing both software and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of software revenue guidance. There was not a material impact to the Company’s financial statements of adopting this guidance.
(3) Accounting Impact of the Formation of INOVA Geophysical and Related Financing Transactions
     On March 25, 2010, the Company completed its joint venture and related transactions with BGP. The formation of the joint venture resulted in (1) a disposition of most of the Company’s land seismic equipment businesses and (2) a number of changes to the Company’s capitalization through various financing transactions completed concurrently with the joint venture formation. Upon completion of these events, the Company recorded a loss on disposition of its land division of approximately $38.1 million in the first quarter of 2010. The following components comprise this loss on disposition:
•	The Company received cash proceeds from BGP of $99.8 million, net of $5.6 million of transaction and professional fees and $3.1 million of cash balances, which were part of the disposed land divisions contributed to INOVA Geophysical.

•	The Company retained a 49% interest in INOVA Geophysical, which was recorded at its fair value of $119.0 million.

•	The Company deconsolidated $221.7 million of net assets associated with its land division.

•	The Company recognized $21.2 million of accumulated foreign currency translation losses, primarily related to its Canada land operations.

•	The Company recognized $7.0 million of expense resulting from the sale of ION common stock to BGP at a discount to market under BGP’s equity purchase commitment as an inducement for BGP to enter into the transaction.

•	The Company recognized $5.0 million of expense related to its permanently ceasing the use of certain leased facilities previously occupied by its land division. See further discussion at Note 15 “— Restructuring Activities”.

•	The Company recognized $2.0 million of other expenses associated with the formation of INOVA Geophysical.
     In addition to the loss on disposition, the following represents the impact of the other related financing transactions in the first quarter of 2010:
•	The Company recorded a non-cash fair value adjustment of $12.8 million, reflecting the decrease in the fair value of a warrant issued to BGP in October 2009, from January 1, 2010 through March 25, 2010, the date of the formation of INOVA Geophysical. At that date, the remaining $32.0 million liability representing the warrant’s fair value was reclassified to additional paid-in-capital.

•	The Company recognized in interest expense the remaining non-cash debt discount of $8.7 million, which was associated with the Company’s execution and delivery of two convertible promissory notes to BGP in October 2009.

•	As part of the repayment of the previous revolving line of credit and term loan, the Company wrote-off to interest expense, $10.1 million of unamortized debt issuance costs.
(4) Equity Method Investment in INOVA Geophysical
     The Company accounts for its 49% interest in INOVA Geophysical as an equity method investment and records its share of earnings in INOVA Geophysical on a one fiscal quarter lag basis. For the three months ended September 30, 2010, the Company recognized its share of losses in INOVA Geophysical of approximately $8.0 million which represents joint venture activity for the three months ended June 30, 2010. As of June 30, 2010, the allocation of the purchase price by INOVA Geophysical was based upon a preliminary fair value study. Estimates and assumptions are subject to change upon the completion of the final valuation. The following table reflects summarized financial information for INOVA Geophysical as of and for the three months ended June 30, 2010 (in thousands):

June 30, 2010
Current assets	$153,201
Non-current assets	136,202
Current liabilities	44,305
Non-current liabilities	20,536

Equity in net assets	$224,562

Three Months Ended
June 30, 2010
Total net revenues	$18,586
Gross profit (loss)	$(3,268)
Loss from operations	$(14,393)
Net loss	$(16,336)
(5) Related Party Transactions with INOVA Geophysical and BGP
     In April 2010, the Company advanced $5.0 million to INOVA Geophysical under a short-term promissory note. The note was scheduled to mature on August 31, 2010 and accrued interest at an annual rate equal to the London Interbank Offered Rate (“LIBOR”) plus 350 basis points. INOVA Geophysical repaid the outstanding balance on this note of $5.0 million in August 2010. Additionally, BGP advanced $5.0 million to INOVA Geophysical during the second quarter on similar terms and INOVA Geophysical repaid the amount in full.
     In May 2010, the Company entered into a second promissory note arrangement with INOVA Geophysical providing for potential borrowings up to $4.5 million, under which INOVA Geophysical borrowed $1.5 million. This note matured on July 30, 2010 and accrued interest at an annual rate equal to LIBOR plus 350 basis points. INOVA Geophysical repaid the outstanding balance on this second note of $1.5 million in July 2010. The purpose of these advances was to provide short-term capital to INOVA Geophysical prior to INOVA Geophysical’s obtaining its own line of credit, which it obtained in June 2010.
     The Company has also entered into a support and transition agreement to provide INOVA Geophysical with certain administrative services including tax, legal, information technology, treasury, human resources, accounting, facilities and marketing services. The terms of the arrangement provide for INOVA Geophysical to pay approximately $0.3 million per month (beginning in April 2010) for services and to reimburse the Company for third-party and lease costs incurred by the Company directly related to the support of INOVA Geophysical. The term of the agreement is for two years and will automatically renew for one year periods, unless either party provides notice of its intent to terminate the agreement. At September 30, 2010, approximately $3.8 million was owed by INOVA Geophysical to the Company and reflected in the balance of Accounts Receivable, net. The majority of these shared services provided by the Company are reflected as reductions to general and administrative expense.
     For the three and nine months ended September 30, 2010, the Company recorded revenues from BGP of $1.7 million and $4.8 million, respectively. Receivables due from BGP were $3.0 million at September 30, 2010. BGP owned approximately 15.6% of the Company’s outstanding common stock as of September 30, 2010.
(6) Segment Information
     The Company evaluates and reviews its results based on four segments: Systems, Software, Solutions and its Legacy Land Systems which is now part of INOVA Geophysical. The Company measures segment operating results based on income from operations. The Legacy Land Systems (INOVA) segment represents the disposed land division operations through March 25, 2010, the date of the formation of INOVA Geophysical. The Systems segment includes all seismic acquisition systems businesses that are wholly-owned by the Company and its consolidated subsidiaries. The Company has reclassified its previously reported results to reflect these segment changes.
     A summary of segment information for the three and nine months ended September 30, 2010 and 2009 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net revenues:
Systems	$25,731	$37,184	$71,638	$94,753
Software	9,128	7,618	27,233	24,081
Solutions	86,735	50,165	170,317	133,828
Legacy Land Systems (INOVA)	—	7,403	16,511	45,855

Total	$121,594	$102,370	$285,699	$298,517

Gross profit:
Systems	$11,202	$16,192	$29,141	$40,073
Software	6,074	4,781	18,254	16,033
Solutions	31,672	16,762	52,965	43,052
Legacy Land Systems (INOVA)	—	(3,106)	(984)	(857)

Total	$48,948	$34,629	$99,376	$98,301

Gross margin:
Systems	44%	44%	41%	42%
Software	67%	63%	67%	67%
Solutions	37%	33%	31%	32%
Legacy Land Systems (INOVA)	—%	(42%)	(6%)	(2%)

Total	40%	34%	35%	33%

Income (loss) from operations:
Systems	$5,693	$10,553	$13,833	$22,647

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Software	5,451	4,277	16,513	14,525
Solutions	22,556	9,321	30,669	19,129
Legacy Land Systems (INOVA)	—	(11,495)	(9,623)	(28,677)
Corporate and other	(10,331)	(14,215)	(33,016)	(43,226)
Impairment of intangible assets	—	—	—	(38,044)

Total	$23,369	$(1,559)	$18,376	$(53,646)

	September 30,	December 31,
	2010	2009
Total assets:
Systems	$114,963	$126,252
Software	41,289	40,133
Solutions	260,518	221,596
Legacy Land Systems (INOVA)	—	257,627
Corporate and other	163,450	102,578

Total	$580,220	$748,186

     Corporate and other assets include all assets specifically related to corporate personnel and operations, a majority of cash and cash equivalents and the investment in INOVA Geophysical.
(7) Inventories
     A summary of inventories is as follows (in thousands):

	September 30,	December 31,
	2010	2009

Raw materials and subassemblies	$40,371	$111,022
Work-in-process	3,800	10,129
Finished goods	20,086	112,068
Reserve for excess and obsolete inventories	(12,557)	(30,618)

Inventories, net	$51,700	$202,601

     The decrease in net inventories from December 31, 2009 to September 30, 2010 was principally due to the formation of INOVA Geophysical and the contribution of inventories of approximately $148.0 million.
(8) Net Income (Loss) per Share
     Basic and diluted net income (loss) per share is computed by dividing net income (loss) applicable to common shares by the weighted average number of common shares outstanding during the period. The total number of shares available for issuance under outstanding stock options at September 30, 2010 and 2009 was 7,157,990 and 7,330,563, respectively, and the total number of shares of restricted stock and shares reserved for restricted stock units outstanding at September 30, 2010 and 2009 was 906,408 and 574,358, respectively. These options, restricted stock and restricted stock units were anti-dilutive for the nine months ended September 30, 2010 and the three and nine months ended September 30, 2009, but certain awards were dilutive for the three months ended September 30, 2010.
     On April 8, 2010, Fletcher International, Ltd. (“Fletcher”), the holder of all of ION’s outstanding Series D Preferred Stock, converted 8,000 of its shares of Series D-1 Cumulative Convertible Preferred Stock, and all of the outstanding 35,000 shares of Series D-3 Cumulative Convertible Preferred Stock, into a total of 9,659,231 shares of common stock of the Company. Fletcher continues to own 22,000 shares of Series D-1 Cumulative Convertible Preferred Stock and 5,000 shares of Series D-2 Cumulative Convertible Preferred Stock. See further discussion of the Series D Preferred Stock at Note 10 "— Cumulative Convertible Preferred Stock” and Note 13 "— Commitments and Contingencies.” The Series D Preferred Stock was anti-dilutive for all periods presented.
     The following table summarizes the calculation of the weighted average number of common shares and weighted average number of diluted common shares outstanding for purposes of the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income (loss) applicable to common shares	$11,871	$(6,825)	$(58,820)	$(61,874)

Weighted average number of common shares outstanding	152,344	118,380	141,483	107,816
Effect of dilutive stock awards	346	—	—	—

Weighted average number of diluted common shares outstanding	152,690	118,380	141,483	107,816

Basic net income (loss) per share	$0.08	$(0.06)	$(0.42)	$(0.57)
Diluted net income (loss) per share	$0.08	$(0.06)	$(0.42)	$(0.57)
(9) Notes Payable and Long-term Debt

	September 30,	December 31,
Obligations (in thousands)	2010	2009

Revolving line of credit	$—	$118,000
Term loan facility	104,250	101,563
Secured equipment financing	—	19,080
Amended and restated subordinated seller note	—	35,000
Facility lease obligation	3,795	4,174
Equipment capital leases and other notes payable	2,337	8,220
Unamortized non-cash debt discount	—	(8,656)

Total	110,382	277,381
Current portion of notes payable, long-term debt and lease obligations	(6,587)	(271,132)

Non-current portion of notes payable, long-term debt and lease obligations	$103,795	$6,249

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
     Under the Credit Facility, up to $75.0 million is available for revolving line of credit borrowings by ION, and up to $60.0 million (or its equivalent in foreign currencies) is available for revolving line of credit borrowings by ION Sàrl, but the total amounts borrowed may not exceed $100.0 million. Borrowings under the Credit Facility are not subject to a borrowing base. As of September 30, 2010, ION had no indebtedness outstanding under the revolving line of credit.
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
     As of September 30, 2010, the $104.3 million in outstanding term loan indebtedness under the Credit Facility accrued interest at an applicable LIBOR-based interest rate, including an applicable margin, equal to 4.2% per annum.
     The parties had originally contemplated that INOVA Geophysical would be an additional guarantor or provider of credit support under the Credit Agreement. However, due to the time required to obtain necessary Chinese governmental approvals for such credit support from INOVA Geophysical, the Credit Agreement instead provided that BGP enter into an agreement to guarantee the indebtedness under the Credit Facility, which INOVA Geophysical’s guarantee would replace when the applicable governmental approvals were obtained. ION entered into a credit support agreement with BGP whereby ION agreed to indemnify BGP for losses sustained by BGP that arose out of or were a result of the enforcement of BGP’s guarantee. In June 2010, the applicable governmental approvals were obtained and BGP was then released from its guarantee obligations and these obligations were assumed by INOVA Geophysical as originally contemplated under the Credit Agreement. In addition, ION’s credit support agreement with BGP was terminated.
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

     The fixed charge coverage ratio is defined as the ratio of (i) ION’s consolidated EBITDA less cash income tax expense and non-financed capital expenditures, to (ii) the sum of scheduled payments of lease payments and payments of principal indebtedness, interest expense actually paid and cash dividends, in each case for the four consecutive fiscal quarters most recently ended. The leverage ratio is defined as the ratio of (x) total funded consolidated debt, capital lease obligations and issued letters of credit (net of cash collateral) to (y) consolidated EBITDA of ION for the four consecutive fiscal quarters most recently ended.
     The Credit Agreement contains customary event of default provisions similar to those contained in the credit agreement for the Prior Facility (including a “change of control” event affecting ION), the occurrence of which could lead to an acceleration of ION’s obligations under the Credit Facility. The Credit Agreement also provides that certain acts of bankruptcy, insolvency or liquidation of INOVA Geophysical or BGP would constitute additional events of default under the Credit Facility.
     The fair value of the Company’s total outstanding notes payable and long-term debt was determined to be $104.0 million at September 30, 2010 compared to a carrying value of $110.4 million. The difference in the carrying value and fair value of the Company’s outstanding notes payable and long-term debt relates to the term loan under the Credit Facility. As described above, INOVA Geophysical is an additional guarantor under the Credit Agreement. The fair value of the term loan was calculated using an estimated interest rate for non-guaranteed debt.
     Interest Rate Cap. The Company records all derivatives on the balance sheet at fair value. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings.
     The Company assesses the effectiveness of each hedging relationship under the hypothetical derivative method, which means that the Company compares the cumulative change in fair value of the actual cap to the cumulative change in fair value of a hypothetical cap having terms that exactly match the critical terms of the hedged transaction. For derivatives that do not qualify for hedge accounting or when hedge accounting is discontinued, the changes in fair value of the derivative instrument are recognized directly in earnings.
     The Company’s objective in using derivative instruments is to add stability to its interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company is using interest rate caps, designated as cash flow hedges, which involve the receipt of fixed-rate payments in exchange for variable-rate amounts over the life of the agreement.
     In August of 2010, the Company entered into an interest rate cap agreement and purchased interest rate caps having an initial notional amount of $103.3 million with a three-month average LIBOR cap of 2.0%. If and when the three-month average LIBOR rate exceeds 2.0%, the LIBOR portion of interest owed by the Company would be capped at 2.0%. The initial notional amount was set to equal the projected outstanding balance under the Company’s term loan facility at December 31, 2010. The notional amount was then set so as not to exceed the Company’s outstanding balance of its term loan facility over the period through March 29, 2013. The Company purchased these interest rate caps for approximately $0.4 million.
     As of September 30, 2010, the Company held interest rate caps as follows (amounts in thousands):

Notional Amount	Payment Date	Cap Rate
$103,250	March 29, 2011	2.0%
$92,025	June 29, 2011	2.0%
$91,125	September 29, 2011	2.0%
$90,225	December 29, 2011	2.0%
$89,325	March 29, 2012	2.0%
$68,775	June 29, 2012	2.0%
$68,075	September 28, 2012	2.0%
$67,375	December 31, 2012	2.0%
$66,675	March 29, 2013	2.0%

     These interest rate caps have been designated as cash flow hedges according to ASC 815 (“Derivatives and Hedging”) and, accordingly, the effective portion of the change in fair value of these interest rate caps are recognized in other comprehensive income in the Company’s consolidated financial statements. As of September 30, 2010, the total fair value of these interest rate caps was $0.2 million based on Level 2 inputs which are inputs, other than quoted prices in active markets, which are observable either directly or indirectly. Therefore, there was $0.1 million, net of tax, related to the change in fair value included in other comprehensive income for the quarter ended September 30, 2010. Gains or losses on derivative instruments are reported in the same line item as the underlying hedged transaction in the consolidated statements of operations. For the three and nine months ended September 30, 2010, no gains or losses have been reclassified from other comprehensive income into the consolidated statements of operations.
(10) Cumulative Convertible Preferred Stock
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
     Dividends on the shares of Series D Preferred Stock must be paid in cash on a quarterly basis. Dividends are payable at a rate equal to the greater of (i) 5.0% per annum or (ii) the three month LIBOR rate on the last day of the immediately preceding calendar quarter plus 2.5% per annum. The Series D Preferred Stock dividend rate was 5.0% at September 30, 2010.
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
     In addition, under the Fletcher Agreement, the aggregate number of shares of common stock issued or issuable to Fletcher upon conversion or redemption of, or as dividends paid on, the Series D Preferred Stock could not exceed a designated maximum number of shares (the “Maximum Number”), and such Maximum Number could be increased by Fletcher providing the Company with a 65-day notice of increase, but under no circumstance could the total number of shares of common stock issued or issuable to Fletcher with respect to the Series D Preferred Stock ever exceed 15,724,306 shares. The Fletcher Agreement had designated 7,669,434 shares as the original Maximum Number. On November 28, 2008, Fletcher delivered its notice to the Company to increase the Maximum Number to 9,669,434 shares, effective February 1, 2009.
     On September 15, 2009, Fletcher delivered a second notice to the Company that purported to increase the Maximum Number of shares of common stock issuable upon conversion of the Series D Preferred Stock from 9,669,434 shares to 11,669,434 shares. The Company’s interpretation of the Fletcher Agreement is that Fletcher had the right to issue only one notice to increase the Maximum Number, which Fletcher had exercised when it delivered its notice to the Company in November 2008. As a result, on November 6, 2009, the Company filed an action in the Court of Chancery of the State of Delaware, styled ION Geophysical Corporation v. Fletcher International, Ltd., seeking a declaration that, under the Fletcher Agreement, Fletcher is permitted to deliver only one notice to increase the Maximum Number and that its second notice is legally invalid. See further discussion of this action and other legal actions between Fletcher and the Company at Note 13 "— Commitments and Contingencies.”

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
(11) Income Taxes
     The Company maintains a valuation allowance for a significant portion of its U.S. deferred tax assets. The valuation allowance is calculated in accordance with the provisions of ASC 740 “Income Taxes”, which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. In the event the Company’s expectations of future operating results change, an additional valuation allowance may be required to be established on the Company’s unreserved deferred tax assets, which totaled $16.9 million at September 30, 2010. These existing unreserved deferred tax assets are currently considered to be “more likely than not” realized.
     The Company’s effective tax rates for the three months ended September 30, 2010 and 2009 were 18.8% (benefit on income) and 2.3% (provision on a loss), respectively. The Company’s effective tax rates for the nine months ended September 30, 2010 and 2009 were 27.7% (provision on a loss) and 23.6% (benefit on a loss), respectively. The increase in the Company’s effective tax rate for the three and nine months ended September 30, 2010 was due primarily to the transactions involved in the formation of INOVA Geophysical and changes in the distribution of earnings between U.S. and foreign jurisdictions, partially offset by recognition of a benefit related to alternative minimum tax in the three months ended September 30, 2010. Income tax expense for the nine months ended September 30, 2010 of $12.4 million included $16.1 million of expense related to the transactions involved in the formation of INOVA Geophysical, including capital losses against which the Company has recorded a valuation allowance, and the $3.9 million benefit related to alternative minimum tax. Excluding the impact of these transactions, the Company’s effective tax rate would have been 22.2% (provision on income) and 29.7% (provision on a loss) for the three and nine months ended September 30, 2010, respectively.
     A reconciliation of the expected income tax expense on income (loss) before income taxes using the statutory federal income tax rate of 35% for the nine months ended September 30, 2010 and 2009 to income tax expense (benefit) is as follows (in thousands):

	Nine Months Ended
	September 30,
	2010	2009
Expected income tax expense at 35%	$(15,688)	$(27,157)
Alternative minimum tax (benefit) provision	(3,910)	144
Foreign taxes (tax rate differential and foreign tax differences)	348	7,656
Formation of INOVA Geophysical	31,532	—
Nondeductible expenses	118	1,015

Total income tax expense (benefit)	$12,400	$(18,342)

     The Company has no significant unrecognized tax benefits and does not expect to recognize significant increases in unrecognized tax benefits during the next twelve month period. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense.
     The Company’s U.S. federal tax returns for 2007 and subsequent years remain subject to examination by tax authorities. The Company is no longer subject to IRS examination for periods prior to 2007, although carryforward attributes that were generated prior to 2007 may still be adjusted upon examination by the IRS if they either have been or will be used in a future period. In the Company’s foreign tax jurisdictions, tax returns for 2007 and subsequent years generally remain open to examination.

(12) Comprehensive Net Income (Loss)
     The components of comprehensive net income (loss) are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income (loss)	$12,209	$(5,950)	$(57,222)	$(59,249)
Foreign currency translation adjustment	3,816	2,410	2,086	16,534
Change in fair value of effective cash flow hedges (net of taxes)	(131)	—	(131)	—
Equity interest in INOVA Geophysical’s other comprehensive loss	(937)	—	(937)	—
Unrealized loss on available-for-sale securities	(365)	—	(7,717)	—

Comprehensive net income (loss)	$14,592	$(3,540)	$(63,921)	$(42,715)

     Accumulated other comprehensive loss for the nine months ended September 30, 2010 decreased by $14.5 million from $36.3 million at December 31, 2009 to $21.8 million at September 30, 2010. Approximately $21.2 million of this decrease related to the accumulated foreign currency translation losses associated with the Company’s land division, which was recognized through the statement of operations upon disposition of the division to INOVA Geophysical. This decrease in accumulated other comprehensive loss also included approximately $2.1 million of foreign currency translation gains partially offset by an unrealized loss associated with the change in fair value of cash flow hedges of $0.1 million, equity interest in INOVA Geophysical’s other comprehensive loss of $0.9 million and an unrealized loss on available-for-sale securities of $7.7 million.
     In April 2010, the Company received in satisfaction of its trade receivables with Reservoir Exploration Technology, ASA (“RXT”), 351,096,180 shares of RXT common stock having a fair value of approximately $9.5 million. The fair value was determined using Level 1 inputs, which are defined as quoted prices in active markets for identical assets or liabilities. The shares have since declined to a fair value of approximately $1.8 million at September 30, 2010. The Company accounts for its shares in RXT as “available-for-sale.” All unrealized gains or losses, net of taxes, are included in accumulated other comprehensive income (outside of earnings) until realized or until such time that a decline in fair value below cost is deemed to be other-than-temporary. Although the Company does not currently deem the decline in fair value of the RXT shares to be other-than-temporary, a continuation of the current decline would result in a write-down of the RXT shares to fair value with the charge being recorded in earnings in the fourth quarter of 2010.
(13) Commitments and Contingencies
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
     Greatbatch. In 2002, the Company filed a lawsuit against operating subsidiaries of battery manufacturer Greatbatch, Inc., including its Electrochem division (collectively “Greatbatch”), in the 24th Judicial District Court for the Parish of Jefferson in the State of Louisiana. In the lawsuit, styled Input/Output, Inc. and I/O Marine Systems, Inc. v. Wilson Greatbatch Technologies, Inc., Wilson Greatbatch, Ltd. d/b/a Electrochem Lithium Batteries, and WGL Intermediate Holdings, Inc., Civil Action No. 578-881, Division “A”, the Company alleged that Greatbatch had fraudulently misappropriated the Company’s product designs and other trade secrets related to the batteries and battery pack used in the Company’s DigiBIRD® marine towed streamer vertical control device and used the Company’s confidential information to manufacture and market competing batteries and battery packs. After a two-week trial, on October 1, 2009 the jury concluded that Greatbatch had committed fraud, violated the Louisiana Unfair Trade Practices Act and breached a trust and nondisclosure agreement between Greatbatch and the Company, and awarded the Company approximately $21.7 million in compensatory damages. On October 13, 2009, the presiding trial judge signed and entered the judgment, awarding the Company the amount of the jury verdict. Under applicable law, the Company is also entitled to receive legal interest from the date of filing the lawsuit, plus the Company’s attorneys’ fees and costs. Through September 30, 2010, accrued interest totaled approximately $11.8 million, and interest will continue to accrue at the statutory annual rate until paid. Including the verdict amount and accrued interest, the total amount owed under the judgment as of September 30, 2010 was approximately $33.6 million plus the Company’s attorneys’ fees and costs. The judgment is currently on appeal, and Greatbatch filed a Suspensive Appeal Bond for the amount of the judgment. The Company has not recorded any amounts related to this gain contingency as of September 30, 2010.

     Sercel. On January 29, 2010, the jury in a patent infringement lawsuit filed by the Company against seismic equipment provider Sercel, Inc. in the United States District Court for the Eastern District of Texas returned a verdict in the Company’s favor. In the lawsuit, styled Input/Output, Inc. et al v. Sercel, Inc., (5-06-cv-00236), the Company alleged that Sercel’s 408, 428 and SeaRay digital seismic sensor units infringe the Company’s United States Patent No. 5,852,242, which is incorporated in the Company’s VectorSeis® sensor technology. Products of the Company or INOVA Geophysical that use the VectorSeis technology include the System Four®, Scorpion®, FireFly®, and VectorSeis Ocean seismic acquisition systems. After a two-week trial, the jury concluded that Sercel infringed the Company’s patent and that the Company’s patent was valid, and the jury awarded the Company $25.2 million in compensatory past damages. In response to post-verdict motions made by the parties, on September 16, 2010, the presiding judge issued a series of rulings that (a) granted the Company’s motion for a permanent injunction to be issued prohibiting the manufacture, use or sale of the infringing Sercel products, (b) confirmed that the Company’s patent was valid, (c) confirmed that the jury’s finding of infringement was supported by the evidence and (d) disallowed $5.4 million of lost profits that were based on infringing products that were manufactured and delivered by Sercel outside of the United States, but were offered for sale by Sercel in the United States and involved underlying orders and payments received by Sercel in the United States. In addition, the judge concluded that the evidence supporting the jury’s finding that the Company was entitled to be awarded $9.0 million in lost profits associated with certain infringing pre-verdict marine sales by Sercel was too speculative and therefore disallowed that award of lost profits. As a result of the judge’s ruling, the Company is now entitled to be awarded an additional amount of damages equal to a reasonable royalty on the infringing pre-verdict Sercel marine sales. The Company has also learned that Sercel continued to make sales of infringing products after the January 2010 jury verdict was rendered, and the Company has notified the court that it intends to seek additional compensatory damages for the post-verdict infringing sales and enhanced damages as a result of the willful nature of Sercel’s post-verdict infringement. The Company has not recorded any amounts related to this gain contingency as of September 30, 2010.
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
(14) Concentration of Credit and Foreign Sales Risks
     The majority of the Company’s foreign sales are denominated in U.S. dollars. Product revenues are allocated to geographical locations on the basis of the ultimate destination of the equipment, if known. If the ultimate destination of such equipment is not known, product revenues are allocated to the geographical location of initial shipment. Service revenues, which relate primarily to the Solutions division, are allocated based upon the billing location of the customer. For the nine months ended September 30, 2010, international sales comprised 51% of total net revenues. For the nine months ended September 30, 2010, the Company recognized $82.6 million of sales to customers in Europe, $25.2 million of sales to customers in the Asia Pacific region, $6.3 million of sales to customers in the Middle East, $15.1 million of sales to customers in Latin American countries, $2.9 million of sales to customers in the Commonwealth of Independent States, or former Soviet Union (CIS) and $13.9 million of sales to customers in Africa. To the extent that world events or economic conditions negatively affect the Company’s future sales to customers in these and other regions of the world or the collectability of the Company’s existing receivables, the Company’s future results of operations, liquidity, and financial condition would be adversely affected. The Company currently requires customers in these higher risk countries to provide their own financing and in some cases assists the customer in organizing international financing and export-import credit guarantees provided by the United States government. The Company does not currently extend long-term credit through promissory notes or similar credit agreements to companies in countries the Company considers to be inappropriate for credit risk purposes.
(15) Restructuring Activities
     Due to the formation of INOVA Geophysical, the Company consolidated certain of its Stafford-based operations, which resulted in the Company permanently ceasing to use certain leased facilities as of March 31, 2010. The Company determined that the fair value of its remaining costs to be incurred under its lease of these facilities was approximately $8.2 million. After considering all deferred items on the Company’s balance sheet associated with this lease, the Company recorded a charge to its loss on disposition of land division of $5.0 million during the three months ended March 31, 2010. For the six months from April 1, 2010 through September 30, 2010, the Company had a beginning liability of $8.2 million, accrued approximately $0.3 million related to accretion expense and made cash payments of $1.2 million, resulting in a remaining liability of $7.3 million as of September 30, 2010. Additionally, the Company recorded a charge ($1.0 million to cost of products and $0.4 million to general and administrative expense) during the third quarter related to the restructuring of its geophone sensor operations to centralize them in Dubai. As of September 30, 2010, the remaining liability was approximately $1.4 million and consisted primarily of severance attributable to reduced headcount at the Company’s operations in the Netherlands.
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
     Our products and services include the following:
•	Land seismic data acquisition equipment (principally through our 49% ownership in INOVA Geophysical),

•	Marine seismic data acquisition equipment,

•	Navigation, command & control and data management software products,

•	Planning services for survey design and optimization,

•	Seismic data processing and reservoir imaging services, and

•	Seismic data libraries.
     We operate our company through four business segments: Systems, Software, Solutions and INOVA Geophysical.
•	Systems — towed streamer and redeployable ocean bottom cable seismic data acquisition systems and shipboard recorders, streamer positioning and control systems and energy sources (such as air guns and air gun controllers) and analog geophone sensors.

•	Software — software systems and related services for navigation and data management involving towed marine streamer and seabed operations.

•	Solutions — advanced seismic data processing services for marine and land environments, seismic data libraries, and Integrated Seismic Solutions (“ISS”) services.

•	INOVA Geophysical — cable-based, cableless and radio-controlled seismic data acquisition systems, digital sensors, vibroseis vehicles (i.e. vibrator trucks) and source controllers for detonator and energy sources business lines.
     Economic Conditions. Demand for our products and services is cyclical and substantially dependent upon activity levels in the oil and gas industry, particularly our customers’ willingness and ability to expend their capital for oil and natural gas exploration and development projects. This demand is highly sensitive to current and expected future oil and natural gas prices. The volatility of oil and natural gas prices in recent years had resulted in sharply curtailed demand for oil and gas exploration activities in North America and other regions. Oil prices increased to record levels during the second quarter of 2008, but, in conjunction with the global recession, sharply declined, falling to approximately $35 per barrel during the first quarter of 2009. By the end of 2009, oil prices had recovered to approximately $83 per barrel and, as of the end of September 2010, remained at approximately $78 per barrel. Natural gas prices followed a similar, recession-induced downturn. After peaking at $13.31 MMBtu in July 2008, Henry Hub natural gas prices fell by more than 50%. Unlike the recovery in oil prices, natural gas prices have remained depressed due to the excess supply of natural gas in the North American market.
     Our seismic contractor customers and the E&P companies that are users of our products, services and technology have generally reduced their capital spending levels since 2008. However, we are starting to see increased levels of capital spending and E&P activity. The number of rigs drilling for oil in North America is approaching record levels with U.S. rig counts increasing by approximately 600 year over year. Over the past decade, a majority of all new oil and gas reserves discovered worldwide were located offshore and we believe that offshore E&P activity will continue to grow in an effort to meet global energy demands. Meanwhile, interest in oil shale opportunities is increasing and developments in the technology to locate and extract oil shale reserves are progressing. Almost 60% of new U.S. onshore production is now coming from the shale gas plays which exhibit first year decline rates of 65% to 85%. We expect that exploration and production expenditures will continue to recover to the extent E&P companies and seismic contractors gain access to the credit markets and continue to see recovery in activity levels related to their business. While there continues to be significant uncertainty about future activity levels and the impact on our businesses, we are starting to see indications of recovery. The land seismic equipment business, particularly INOVA Geophysical’s business in North America and Russia, continues to experience softness. However, certain of our other businesses have delivered strong results in the third quarter and we anticipate that this improvement will continue during the fourth quarter and into 2011. Our data processing and software businesses have generated record levels of revenues in 2009 that have continued in 2010. Also, we had significant new venture activity during the third quarter, as expected, related to our scheduled projects in the Arctic region as technological advances have allowed us to expand the length of the Arctic operational season.
     As mentioned above, we are starting to see improvements and we believe that our industry’s long-term prospects remain favorable because of the declining rates of oil and gas production and the decreasing number of new discoveries of significant oil and gas reserves. We believe that technology that adds a competitive advantage through cost reductions or improvements in productivity will continue to be valued in our marketplace. For example, we believe that new technologies, such as DigiFIN™, Orca® and INOVA Geophysical’s FireFly® will continue to attract interest from our customers because those technologies are designed to deliver improvements in image quality within more productive delivery systems.
     In October 2010, the Minerals Management Service (now known as the Bureau of Ocean Energy Management, Regulation and Enforcement, or “BOE”) of the U.S. Department of the Interior announced the end of the six-month moratorium on certain drilling activities in the U.S. Gulf of Mexico. The six-month moratorium was the result of the Deepwater Horizon drilling rig explosion and fire in April 2010, which resulted in the release of an estimated 206 million gallons of hydrocarbons into the Gulf of Mexico. Prior to being lifted, the moratorium was scheduled to remain in effect until November 30, 2010. The BOE has issued new safety and environmental guidelines and regulations for operations in the Gulf of Mexico, and could potentially issue new safety or environmental guidelines or regulations for drilling in other geographic regions, and may take further steps that could increase the costs of exploration and production or reduce the area of operations and result in permit delays.
     Although it is difficult to predict the ultimate impact of the previous moratorium or any new safety and environmental guidelines and regulations, a further prolonged suspension of drilling activity in the Gulf of Mexico and other areas and increased liability for companies operating in this sector could adversely affect many of our customers who operate in the Gulf of Mexico. This could, in turn, adversely affect our business, results of operations and financial condition, particularly regarding sales of our marine seismic equipment and Solutions’ seismic survey and data processing activities covering locations in the Gulf of Mexico. While seismic data processing activity in our Solutions segment has continued to remain strong into the third quarter of 2010, we cannot currently predict whether these events will adversely affect our future data processing services business, and if so, the extent and length of time that any such adverse impact will be felt.
     Key Financial Metrics. The following table provides an overview of key financial metrics for our company as a whole and our four business segments during the three and nine months ended September 30, 2010, compared to the comparable period of a year ago. We have reclassified our previously reported results to reflect the changes in our segments. For example, the historical results of the Legacy Land Systems (INOVA) segment represent the operations of our disposed land division through March 25, 2010, the date of the formation of INOVA Geophysical. These changes are more fully described above in “— Our Business” and in Note 6 “— Segment Information”.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands, except per share data)

Net revenues:
Systems	$25,731	$37,184	$71,638	$94,753
Software	9,128	7,618	27,233	24,081
Solutions	86,735	50,165	170,317	133,828
Legacy Land Systems (INOVA)	—	7,403	16,511	45,855

Total	$121,594	$102,370	$285,699	$298,517

Gross profit:
Systems	$11,202	$16,192	$29,141	$40,073
Software	6,074	4,781	18,254	16,033
Solutions	31,672	16,762	52,965	43,052
Legacy Land Systems (INOVA)	—	(3,106)	(984)	(857)

Total	$48,948	$34,629	$99,376	$98,301

Gross margin:
Systems	44%	44%	41%	42%
Software	67%	63%	67%	67%
Solutions	37%	33%	31%	32%
Legacy Land Systems (INOVA)	—%	(42%)	(6%)	(2%)

Total	40%	34%	35%	33%

Income (loss) from operations:
Systems	$5,693	$10,553	$13,833	$22,647
Software	5,451	4,277	16,513	14,525
Solutions	22,556	9,321	30,669	19,129
Legacy Land Systems (INOVA)	—	(11,495)	(9,623)	(28,677)
Corporate and other	(10,331)	(14,215)	(33,016)	(43,226)
Impairment of intangible assets	—	—	—	(38,044)

Total	$23,369	$(1,559)	$18,376	$(53,646)

Net income (loss) applicable to common shares	$11,871	$(6,825)	$(58,820)	$(61,874)

Basic net income (loss) per share	$0.08	$(0.06)	$(0.42)	$(0.57)
Diluted net income (loss) per share	$0.08	$(0.06)	$(0.42)	$(0.57)
     We intend that the following discussion of our financial condition and results of operations will provide information that will assist in understanding our consolidated financial statements, the changes in certain key items in those financial statements from quarter to quarter, and the primary factors that accounted for those changes. Our results of operations for the three and nine months ended September 30, 2010 have been materially affected by the disposition of our land businesses in forming INOVA Geophysical on March 25, 2010, which affects the comparability of certain of the financial information contained in this Form 10-Q. In order to assist with the comparability to our historical results of operations, our financial tables and discussion below exclude the income (loss) from operations of our disposed Legacy Land Systems (INOVA) segment.
     We account for our 49% interest in INOVA Geophysical as an equity method investment and record our share of earnings of INOVA Geophysical on a one fiscal quarter lag basis. Thus, for the three months ended September 30, 2010, we recognized our share of losses in INOVA Geophysical of approximately $8.0 million which represents joint venture activity for the three months ended June 30, 2010.

     There are a number of factors that could impact our future operating results and financial condition, and may, if realized, cause our expectations set forth in this Form 10-Q and elsewhere to vary materially from what we anticipate. See Item 1A. “Risk Factors” below.
     The information contained in this Quarterly Report on Form 10-Q refers to trademarks, service marks and registered marks, as indicated, owned by us or by INOVA Geophysical. Except where stated otherwise or unless the context otherwise requires, the terms “VectorSeis,” “Scorpion,” “Orca,” “ARAM,” “DigiBIRD” and “FireFly” refer to the VectorSeis®, Scorpion®, Orca®, ARAM®, DigiBIRD® and FireFly® registered marks, and the terms “ArcticSPAN,” “BrasilSPAN,” “DigiFIN,” and “DigiSTREAMER” refer to the ArcticSPAN™, BrasilSPAN™, DigiFIN™, and DigiSTREAMER™ trademarks and service marks.
Results of Operations
Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

		Three Months Ended
	Three Months Ended	September 30, 2009
	September 30, 2010	As Reported	As Adjusted*
	(In thousands)

Net revenues	$121,594	$102,370	$94,967
Cost of sales	72,646	67,741	57,232

Gross profit	48,948	34,629	37,735
Gross margin	40%	34%	40%

Operating expenses:
Research, development and engineering	5,532	10,659	5,772
Marketing and sales	7,768	8,006	6,574
General and administrative	12,279	17,523	15,453

Total operating expenses	25,579	36,188	27,799

Income (loss) from operations	$23,369	$(1,559)	$9,936

*	Excluding Legacy Land Systems (INOVA).
     Our overall total net revenues of $121.6 million for the three months ended September 30, 2010 increased $19.2 million, or 19%, compared to total net revenues for the three months ended September 30, 2009. Excluding Legacy Land Systems (INOVA), total net revenues increased $26.6 million, or 28%, for the same comparative period. Our overall gross profit percentage for the three months ended September 30, 2010 was 40%, comparable to the three months ended September 30, 2009, as adjusted. Total operating expenses as a percentage of net revenues for the three months ended September 30, 2010 and 2009 were, respectively, 21% and 29%, as adjusted. During the three months ended September 30, 2010, we recorded income from operations of $23.4 million, compared to $9.9 million, as adjusted, during the three months ended September 30, 2009.
Net Revenues, Gross Profits and Gross Margins (excluding Legacy Land Systems).
     Systems. Net revenues for the three months ended September 30, 2010 decreased by $11.5 million to $25.7 million, compared to $37.2 million for the three months ended September 30, 2009. The decrease in net revenues within our Systems division was attributable to continued softness in our geophone string product sales and softer marine positioning and source product sales compared to the same period of last year. Gross profit for the three months ended September 30, 2010 decreased by $5.0 million to $11.2 million compared to $16.2 million for the three months ended September 30, 2009. Gross margin remained consistent at 44% for both the current and prior periods.
     Software. Net revenues for the three months ended September 30, 2010 increased by $1.5 million to $9.1 million, compared to $7.6 million for the three months ended September 30, 2009. The increase was due to the continued strong performance of Orca, our marine command and control software. Gross profit increased by $1.3 million to $6.1 million, representing a 67% gross margin, compared to $4.8 million, representing a 63% gross margin, for the three months ended September 30, 2009. The increase in gross margins for our Software segment was due to changes in product mix, with more software sales, which have higher margins than the associated hardware sales for this segment.

     Solutions. Net revenues for the three months ended September 30, 2010 increased by $36.5 million, to $86.7 million, compared to $50.2 million for the three months ended September 30, 2009. The results for the third quarter of 2010 reflected strong revenues from our new venture programs, due primarily to a significant portion of our 2010 data acquisition programs, primarily in the Arctic region, being performed during the third quarter of 2010. Unlike 2010, our new venture programs in 2009 were more evenly spread across the year. Also contributing to the overall increase in net revenues during the third quarter of 2010 were increases in our data processing revenues and data library sales. Gross profit increased by $14.9 million to $31.7 million, or a 37% gross margin for the three months ended September 30, 2010, compared to $16.8 million, or a 33% gross margin, for the three months ended September 30, 2009. The increase in gross margins for our Solutions division was primarily due to higher margin new venture projects revenues.
Operating Expenses (excluding Legacy Land Systems).
     Research, Development and Engineering. Research, development and engineering expense was $5.5 million, or 5% of net revenues, for the three months ended September 30, 2010, a slight decrease of $0.3 million compared to $5.8 million, as adjusted, or 6% of net revenues, for the corresponding 2009 period.
     Marketing and Sales. Marketing and sales expense of $7.8 million, or 6% of net revenues, for the three months ended September 30, 2010 increased $1.2 million compared to $6.6 million, as adjusted, or 7% of net revenues, for the corresponding period last year. This increase was primarily due to higher commission expenses associated with increased revenues from our Solutions division.
     General and Administrative. General and administrative expenses of $12.3 million for the three months ended September 30, 2010 decreased $3.2 million compared to $15.5 million, as adjusted, for the third quarter of 2009. General and administrative expenses as a percentage of net revenues for the three months ended September 30, 2010 and 2009 were 10% and 16%, respectively. This decrease in general and administrative expense was primarily due to reductions in payroll costs and professional fees associated with our previously implemented cost reduction measures.
Non-operating Items.
     Interest Expense, net. Interest expense, net, of $1.9 million for the three months ended September 30, 2010 decreased $4.0 million compared to $5.9 million for the third quarter of 2009. The decrease is due to lower debt balances, lower interest rates and lower amortization of debt costs as a result of our refinancing transactions in the first quarter of 2010. Because of our debt refinancing transactions in March 2010, we expect that our interest expense will be significantly lower in the last quarter of 2010 than we experienced in the same period of 2009. See “— Liquidity and Capital Resources — Sources of Capital” below.
     Equity in Losses of INOVA Geophysical. We account for our 49% interest in INOVA Geophysical as an equity method investment and record our share of earnings of INOVA Geophysical on a one fiscal quarter lag basis. Thus, our share of INOVA Geophysical’s second quarter results (three months ended June 30, 2010) are included in our financial results for the three month period ended September 30, 2010. For the three months ended September 30, 2010, we recorded approximately $8.0 million representing our 49% share of equity in losses of INOVA Geophysical for the three months ended June 30, 2010. For the three months ended June 30, 2010, INOVA Geophysical’s total net revenues were $18.6 million, with a gross profit of ($3.3) million, a loss from operations of ($14.4) million and a net loss of ($16.3) million. The land operations business continues to be significantly impacted by the economic slow-down, particularly in North America and Russia. These businesses are starting to see an increase in interest and tender activities by its customers, but we do not expect this increase in activity to have any significant impact on INOVA Geophysical’s results of operations in 2010.
     Other Income (Expense). Other expense for the three months ended September 30, 2010 was ($3.2) million compared to $1.7 million of other income for the third quarter of 2009. The increase in other expense primarily related to the change in foreign currency exchange rates associated with our operations in the United Kingdom.
     Income Tax Expense (Benefit). Income tax benefit for the three months ended September 30, 2010 was $1.9 million compared to income tax expense of $0.1 million for the three months ended September 30, 2009. We continue to maintain a valuation allowance for a significant portion of our U.S. federal net deferred tax assets. In the event our expectations of future operating results change, an additional valuation allowance may be required to be established on our existing unreserved net U.S. deferred tax assets, which total

$16.9 million at September 30, 2010. Our effective tax rates for the three months ended September 30, 2010 and 2009 were 18.8% (benefit on income) and 2.3% (provision on a loss), respectively. The increase in our effective tax rate for the three months ended September 30, 2010 was due to changes in the distribution of earnings between U.S. and foreign jurisdictions, partially offset by recognition of a benefit related to alternative minimum tax in the three months ended September 30, 2010. Excluding the impact of the benefit related to alternative minimum tax, the Company’s effective tax rate would have been 22.2% (provision on income) for the three months ended September 30, 2010.
     Preferred Stock Dividends. The preferred stock dividends relate to our outstanding Series D Cumulative Convertible Preferred Stock. Quarterly dividends must be paid in cash. Dividends are paid at a rate equal to the greater of (i) 5.0% per annum or (ii) the three month LIBOR rate on the last day of the immediately preceding calendar quarter plus 2.5% per annum. The Series D Preferred Stock dividend rate was 5.0% at September 30, 2010. In April 2010, the holder of our Series D Preferred Stock converted a portion of the Series D Preferred Stock into shares of ION common stock, which resulted in reduced preferred stock dividends for the third quarter. See further discussion at Note 10 “— Cumulative Convertible Preferred Stock.”
Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

	Nine Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2009
	As Reported	As Adjusted*	As Reported	As Adjusted*
	(In thousands)

Net revenues	$285,699	$269,188	$298,517	$252,662
Cost of sales	186,323	168,828	200,216	153,504

Gross profit	99,376	100,360	98,301	99,158
Gross margin	35%	37%	33%	39%

Operating expenses:
Research, development and engineering	19,748	15,567	33,917	17,969
Marketing and sales	21,323	19,764	26,207	21,906
General and administrative	39,929	37,030	53,779	46,208
Impairment of intangible assets	—	—	38,044	—

Total operating expenses	81,000	72,361	151,947	86,083

Income (loss) from operations	$18,376	$27,999	$(53,646)	$13,075

*	Excluding Legacy Land Systems (INOVA).
     Our overall total net revenues of $285.7 million for the nine months ended September 30, 2010 decreased $12.8 million, or 4%, compared to total net revenues for the nine months ended September 30, 2009. Excluding Legacy Land Systems (INOVA), total net revenues increased $16.5 million, or 7%, for the same comparative period. Our overall gross profit percentage, as adjusted, for the nine months ended September 30, 2010 was 37% compared to 39% for the nine months ended September 30, 2009. Total operating expenses as a percentage of net revenues, as adjusted, for the nine months ended September 30, 2010 and 2009 were 27% and 34%, respectively. During the nine months ended September 30, 2010, we recorded income from operations, as adjusted, of $28.0 million compared to $13.1 million during the nine months ended September 30, 2009.
Net Revenues, Gross Profits and Gross Margins (excluding Legacy Land Systems).
     Systems. Net revenues for the nine months ended September 30, 2010 decreased by $23.2 million to $71.6 million, compared to $94.8 million for the nine months ended September 30, 2009. This decrease was driven by declines in towed streamer positioning systems and source product sales, as well as lower geophone string sales. Gross profit for the nine months ended September 30, 2010 decreased by $11.0 million to $29.1 million, representing a 41% gross margin, compared to $40.1 million, representing a 42% gross margin, for the nine months ended September 30, 2009.
     Software. Net revenues for the nine months ended September 30, 2010 increased by $3.1 million to $27.2 million, compared to $24.1 million for the nine months ended September 30, 2009. The increase was primarily due to the continued increased sales of our Orca software products. Gross profit increased by $2.3 million to $18.3 million, or a 67% gross margin, compared to $16.0 million, or a 67% gross margin, for the nine months ended September 30, 2009.

     Solutions. Net revenues for the nine months ended September 30, 2010 increased by $36.5 million, to $170.3 million, compared to $133.8 million for the nine months ended September 30, 2009. As seen through 2009 and through the first three quarters of 2010, our data processing services group continues to grow. In addition, increased data library sales for the first three quarters of the year contributed to the overall increase in net revenues while new venture program activity remained consistent over the same period. Gross profit increased by $9.9 million to $53.0 million, or a 31% gross margin, compared to $43.1 million, or a 32% gross margin, for the nine months ended September 30, 2009.
Operating Expenses (excluding Legacy Land Systems).
     Research, Development and Engineering. Research, development and engineering expense was $15.6 million, as adjusted, or 6% of net revenues, for the nine months ended September 30, 2010, a decrease of $2.4 million compared to $18.0 million, as adjusted, or 7% of net revenues, for the corresponding 2009 period. This decrease in research and development expense was due to decreased salary and payroll expenses related to our reduced headcount, lower professional fees related to our previously implemented cost reduction measures, and lower supply and equipment costs due to the focus on our cost reduction measures.
     Marketing and Sales. Marketing and sales expense of $19.8 million, as adjusted, or 7% of net revenues, for the nine months ended September 30, 2010 decreased $2.1 million compared to $21.9 million, as adjusted, or 9% of net revenues, for the corresponding period last year. This decrease in our marketing and sales expenditures reflected decreased salary and payroll expenses related to our reduced headcount in 2010 and a decrease in travel expenses and professional fees as part of our previously implemented cost reduction measures.
     General and Administrative. General and administrative expenses of $37.0 million, as adjusted, for the nine months ended September 30, 2010 decreased $9.2 million compared to $46.2 million, as adjusted, for the corresponding period of last year. General and administrative expenses as a percentage of net revenues for the nine months ended September 30, 2010 and 2009 were 14% and 18%, respectively. A portion of this decrease in general and administrative expense was due to the nine months ended September 30, 2009 including a $3.3 million stock-based compensation expense (with respect to an out-of-period item) related to adjustments resulting from certain differences between estimated and actual forfeitures of stock-based compensation awards. The remainder of the decrease was due to lower salary and payroll expenses related to our reduced headcount in 2010 and by lower bad debt expense compared to the prior year.
Non-operating Items.
     Interest Expense, net. Interest expense, net, of $28.9 million for the nine months ended September 30, 2010 increased $9.7 million compared to $19.2 million for the first three quarters of 2009. The increase is due to the accretion of approximately $8.7 million of the non-cash debt discount (fully amortized in the first quarter of 2010) associated with two convertible promissory notes payable to Bank of China, New York Branch, that we had executed in October 2009 and a write-off of $10.1 million of deferred financing charges related to our debt refinancing transactions during the first quarter of 2010. As a result of these activities, we are now benefitting from lower levels of outstanding debt, lower interest rates and reduced amortization of debt costs. Because of our March 2010 debt refinancing transactions, we expect that our interest expense will be significantly lower in the last quarter of 2010 than we experienced during the same period of 2009. See “— Liquidity and Capital Resources — Sources of Capital” below.
     Loss on Disposition of Land Division. Due to the formation of INOVA Geophysical, we deconsolidated certain land equipment assets and liabilities from our consolidated financial statements, and recognized the net book value impact. The majority of the loss ($21.2 million) recognized from this transaction related to accumulated foreign currency translation adjustments (effect of exchange rates) of our foreign subsidiaries, mainly in Canada. For additional information, please refer to Note 3 “— Accounting Impact of the Formation of INOVA Geophysical and Related Financing Transactions.”
     Fair Value Adjustment of the Warrant. For the first quarter of 2010, we recorded a non-cash fair value adjustment of $12.8 million, reflecting the decrease from January 1, 2010 through March 25, 2010 (the date of the formation of INOVA Geophysical) in the fair value of a warrant that we had issued to BGP in October 2009. On March 25, 2010, the warrant was cancelled and terminated, and the remaining $32.0 million liability representing the warrant’s fair value at that date was reclassified to additional paid-in-capital.

     Other Income (Expense). Other expense for the nine months ended September 30, 2010 was ($0.8) million compared to ($4.7) million for the first three quarters of 2009. The decrease in other expense primarily related to changes in foreign currency exchange rates associated with our operations in the United Kingdom and Canada.
     Income Tax Expense (Benefit). Income tax expense for the nine months ended September 30, 2010 was $12.4 million compared to a tax benefit of ($18.3) million for the nine months ended September 30, 2009. Income tax expense for the nine months ended September 30, 2010, of $12.4 million included $16.1 million of expense related to the transactions involved in the formation of INOVA Geophysical and $3.9 million of benefit related to alternative minimum tax. We continue to maintain a valuation allowance for a significant portion of our U.S. federal net deferred tax assets. In the event our expectations of future operating results change, an additional valuation allowance may be required to be established on our existing unreserved net U.S. deferred tax assets, which total $16.9 million at September 30, 2010. Our effective tax rates for the nine months ended September 30, 2010 and 2009 were 27.7% (provision on a loss) and 23.6% (benefit on a loss), respectively. The increase in our effective tax rate for the nine months ended September 30, 2010 was due primarily to the transactions involved in the formation of the INOVA Geophysical and to changes in the distribution of earnings between U.S. and foreign jurisdictions, partially offset by recognition of a benefit related to alternative minimum tax in the three months ended September 30, 2010. Excluding the impact of these transactions, the Company’s effective tax rate would have been 29.7% (provision on a loss) for the nine months ended September 30, 2010.
Liquidity and Capital Resources
Sources of Capital
     Our cash requirements include our working capital requirements, debt service payments, dividend payments on our preferred stock, seismic data acquisitions and capital expenditures. As of September 30, 2010, we had positive working capital of $105.3 million. Working capital requirements are mainly driven by our continued investment in our multi-client seismic data library ($58.9 million for the first nine months of 2010) and, to a lesser extent, our inventory purchase obligations. Also, our headcount has traditionally been a significant driver of our working capital needs. Because a significant portion of our business is involved in the planning, processing and interpretation of seismic data services, one of our largest investments is in our employees, which involves cash expenditures for their salaries, bonuses, payroll taxes and related compensation expenses. Our working capital requirements may change from time to time depending upon many factors, including our operating results and adjustments in our operating plan required in response to industry conditions, competition, acquisition opportunities and unexpected events. In recent years, our primary sources of funds have been cash flows generated from our operations, our existing cash balances, debt and equity issuances and borrowings under our revolving credit and term loan facilities (see “— Revolving Line of Credit and Term Loan Facility” below)
     At September 30, 2010, our principal outstanding credit facility included:
•	A revolving line of credit sub-facility providing for borrowings of up to $100.0 million (no borrowings outstanding as of that date); and

•	A $104.3 million remaining principal amount of a term loan sub-facility.
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

     Under the Credit Facility, up to $75.0 million is available for revolving line of credit borrowings by us, and up to $60.0 million (or its equivalent in foreign currencies) is available for revolving line of credit borrowings by ION Sàrl, but the total amounts borrowed may not exceed $100.0 million. Borrowings under the Credit Facility are not subject to a borrowing base. As of September 30, 2010, we had no indebtedness outstanding under the revolving line of credit.
     Revolving credit borrowings under the Credit Facility may be utilized to fund the working capital needs of ION and our subsidiaries, to finance acquisitions and investments and for general corporate purposes. In addition, the Credit Facility includes a $35.0 million sub-limit for the issuance of documentary and stand-by letters of credit.
     The revolving credit indebtedness and term loan indebtedness under the Credit Facility are each scheduled to mature on March 24, 2015. The $106.3 million original principal amount under the term loan is subject to scheduled quarterly amortization payments of $1.0 million per quarter until the maturity date, with the remaining unpaid principal amount of the term loan due upon the maturity date. The indebtedness under the Credit Facility may sooner mature on a date that is 18 months after the earlier of (i) any dissolution of INOVA Geophysical, or (ii) the administrative agent determining in good faith that INOVA Geophysical is unable to perform its obligations under an additional guarantee it has provided under the Credit Facility, which is described below.
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
     As of September 30, 2010, the $104.3 million in outstanding term loan indebtedness under the Credit Facility accrued interest at an applicable LIBOR-based interest rate, including an applicable margin, equal to 4.2% per annum.
     The parties had originally contemplated that INOVA Geophysical would be an additional guarantor or provider of credit support under the Credit Agreement. However, due to the time required to obtain necessary Chinese governmental approvals for such credit support from INOVA Geophysical, the Credit Agreement instead provided that BGP enter into an agreement to guarantee the indebtedness under the Credit Facility, which INOVA Geophysical’s guarantee would replace when the applicable governmental approvals were obtained. ION entered into a credit support agreement with BGP whereby ION agreed to indemnify BGP for losses sustained by BGP that arose out of or were a result of the enforcement of BGP’s guarantee. In June 2010, the applicable governmental approvals were obtained and BGP was then released from its guarantee obligations and these obligations were assumed by INOVA Geophysical as originally contemplated under the Credit Agreement. In addition, ION’s credit support agreement with BGP was terminated.
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
     The fixed charge coverage ratio is defined as the ratio of (i) our consolidated EBITDA less cash income tax expense and non-financed capital expenditures, to (ii) the sum of scheduled payments of lease payments and payments of principal indebtedness, interest expense actually paid and cash dividends, in each case for the four consecutive fiscal quarters most recently ended. The leverage ratio is defined as the ratio of (x) total funded consolidated debt, capital lease obligations and issued letters of credit (net of cash collateral) to (y) our consolidated EBITDA for the four consecutive fiscal quarters most recently ended.
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
     Interest Rate Cap. We use derivative financial instruments to manage our exposure to the interest rate risks related to the variable rate debt under our term loan indebtedness. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors.
     In August of 2010, we entered into an interest rate cap agreement and purchased interest rate caps having an initial notional amount of $103.3 million with a three-month average LIBOR cap of 2.0%. If and when the three-month average LIBOR rate exceeds 2.0%, the LIBOR portion of interest owed by us would be effectively capped at 2.0%. This initial notional amount was set to equal the projected outstanding balance under our term loan facility at December 31, 2010. The notional amount was then set so as not to exceed the outstanding balance of our term loan facility over the period through March 29, 2013. We purchased these interest rate caps for an amount equal to approximately $0.4 million. We designated the interest rate caps as cash flow hedges. See further discussion regarding these interest rate caps at Note 9 “— Notes Payable and Long-Term Debt.”
Meeting our Liquidity Requirements
     As of September 30, 2010, our total outstanding indebtedness (including capital lease obligations) was approximately $110.4 million, consisting of approximately $104.3 million outstanding under the term loan, $3.8 million relating to our facility lease obligation and $2.3 million of capital leases and other notes payable. The repayment in full in March 2010 of the previous $101.6 million term loan, the $118.0 million in revolving indebtedness under our former credit facility and the $35.0 million in outstanding indebtedness under an amended and restated subordinated promissory note instrument given in connection with our 2008 acquisition of ARAM Systems Ltd., plus the assumption by INOVA Geophysical of our $18.4 million (as of March 25, 2010) secured equipment lease financing indebtedness owed to an affiliate of ICON Capital Inc. (“ICON”), represented a significant de-leveraging of our balance sheet and the repayment of the majority of our short-term debt. As of September 30, 2010, we had no amounts drawn on our revolving line of credit under our Credit Facility and had approximately $16.0 million of cash on hand.
     For the nine months ended September 30, 2010, total capital expenditures, including investments in our multi-client data library, were $65.9 million, and we are projecting additional capital expenditures for the fourth quarter of 2010 to be between $10 million to $20 million. A majority of our projected additional capital expenditures relate to our investment in our multi-client data library, most of which investments we anticipate will be underwritten by our customers.

Cash Flow from Operations
     We have historically financed our operations from internally generated cash and funds from equity and debt financings. Cash and cash equivalents were $16.0 million at September 30, 2010, compared to $16.2 million at December 31, 2009. Net cash provided by operating activities was $54.8 million for the nine months ended September 30, 2010, compared to $51.6 million for the nine months ended September 30, 2009. The increase in our cash flows from operations was due in part to the increase in our income from operations for the nine months ended September 30, 2010 compared to our loss from operations for the nine months ended September 30, 2009. For the nine months ended September 30, 2010, the cash provided by operations was impacted by the timing of cash flows related to our new venture projects in the Arctic where the increase in revenues, primarily in the third quarter, was offset by the associated increase in our unbilled receivables. However, this increase in unbilled receivables, primarily related to our Arctic new venture projects, should have a positive impact to our cash provided by operating activities when a majority of these balances are billed and collected over the next six months. For the nine months ended September 30, 2009, cash provided by operations was primarily driven by increased collections on our receivables and a decrease in our unbilled receivables due to timing of sales and invoicing. This increase was partially offset by a decrease in our accounts payable and accrued expenses associated with payments of our obligations.
Cash Flow from Investing Activities
     Net cash flow provided by investing activities was $33.4 million for the nine months ended September 30, 2010, compared to a net use of cash for investing activities of $78.0 million for the nine months ended September 30, 2009. The principal source of cash in our investing activities during the nine months ended September 30, 2010 was $99.8 million in net proceeds received by us from BGP in exchange for a 51% interest in INOVA Geophysical. This source of cash was partially offset by $58.9 million for investments in our multi-client data library. The investment in our multi-client data library for the 2009 comparable period was $75.1 million.
Cash Flow from Financing Activities
     Net cash flow used in financing activities was $90.9 million for the nine months ended September 30, 2010, compared to $9.6 million of net cash flow provided by financing activities for the nine months ended September 30, 2009. The net cash flow used in financing activities during the nine months ended September 30, 2010 was primarily related to net repayments on our prior revolving credit facility of $89.4 million and payments on our notes payable and long-term debt of $143.8 million. This cash outflow was partially offset by proceeds of $38.0 million from the issuance of our common stock to BGP in March 2010 and net proceeds of $105.7 million related to the funding of the term loan under the Credit Facility. We also paid $1.6 million in cash dividends on our outstanding Series D Preferred Stock. The net cash flow provided by financing activities during the nine months ended September 30, 2009 was primarily related to $32.0 million of net borrowings on our revolving credit facility, the net proceeds from the secured equipment lease financing indebtedness with ICON of $19.2 million, and the proceeds of $38.2 million from the private placement of our common stock in June 2009. This cash inflow was partially offset by scheduled principal payments on our term loan, the prepayment of the principal balance under a 2008 bridge loan agreement and payments under our other notes payable and capital lease obligations all totaling $73.3 million. Additionally, we paid $2.6 million in cash dividends on our outstanding Series D Preferred Stock and $4.0 million in financing costs related to an amendment to our former credit facility during the nine months ended September 30, 2009.
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

     Equity Method Investment. We use the equity method of accounting for investments in entities in which we have an ownership interest between 20% and 50% and exercise significant influence. Under this method, an investment is carried at the acquisition cost, plus our equity in undistributed earnings or losses since acquisition. As provided by Accounting Standards Codification (“ASC”) 815 “Investments,” we record our share of earnings or losses of INOVA Geophysical on a one fiscal quarter lag basis. Thus, our share of INOVA Geophysical’s second quarter results are included in our financial results for the three month period ending September 30, 2010.
     Revenue Recognition. The multiple element arrangements guidance codified in ASC 605-25 was modified as a result of the final consensus reached in EITF Issue No. 08-1, “Revenue Arrangements with Multiple Deliverables,” which was codified by Accounting Standards Update (“ASU”) 2009-13. We adopted this new guidance in the second quarter of 2010. Consistent with its transitional requirements, this new guidance was applied retrospectively as of January 1, 2010. Accordingly, we applied this guidance to transactions initiated or materially modified on or after January 1, 2010. There was no impact of adopting this guidance to our previously reported results for the first quarter of 2010, nor was there a material impact to our financial statements during the second or third quarters of 2010.
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
     We believe this new guidance will principally impact our Systems division in which a typical arrangement might involve the sale of various products of our acquisition systems and other seismic equipment. Products under these arrangements are often delivered to the customer within the same period, but in certain situations, depending upon product availability and the customer’s delivery requirements, the products could be delivered to the customer at different times. In these situations, we consider our products to be separate units of accounting provided the delivered product has value to the customer on a standalone basis. We consider a deliverable to have standalone value if the product is sold separately by us or another vendor or could be resold by the customer. Further, our revenue arrangements generally do not include a general right of return relative to the delivered products.
     In addition, pursuant to the transitional requirements of the new multiple element revenue guidance, we adopted the guidance codified by ASU 2009-14, “Certain Arrangements That Include Software Elements,” retrospectively as of January 1, 2010. This guidance amends the accounting model for revenue arrangements that includes both tangible products and software elements, such that tangible products containing both software and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of software revenue guidance. There was not a material impact to our financial statements of adopting this guidance.
Credit and Foreign Sales Risks
     The majority of our foreign sales are denominated in United States dollars. Product revenues are allocated to geographical locations on the basis of the ultimate destination of the equipment, if known. If the ultimate destination of such equipment is not known, product revenues are allocated to the geographical location of initial shipment. Service revenues, which primarily relate to our Solutions division, are allocated based upon the billing location of the customer. For the nine months ended September 30, 2010, international sales comprised 51% of total net revenues. For the nine months ended September 30, 2010, we recognized $82.6 million of sales to customers in Europe, $25.2 million of sales to customers in Asia Pacific, $6.3 million of sales to customers in the Middle

East, $15.1 million of sales to customers in Latin American countries, $2.9 million of sales to customers in the Commonwealth of Independent States, or former Soviet Union (CIS) and $13.9 million of sales to customers in Africa. To the extent that world events or economic conditions negatively affect our future sales to customers in these and other regions of the world or the collectability of our existing receivables, our future results of operations, liquidity, and financial condition may be adversely affected. We currently require customers in these higher risk countries to provide their own financing and in some cases assist the customer in organizing international financing and export-import credit guarantees provided by the United States government. We do not currently extend long-term credit through promissory notes or similar credit agreements to companies in countries we consider to be inappropriate for credit risk purposes.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Our outstanding term loan facility and any borrowings under the revolving credit facility are subject to variable interest rate risk. We are therefore vulnerable to changes in three-month LIBOR interest rates. We use a derivative financial instrument (an interest rate cap), to manage our exposure to interest rate risks related to the floating rate of our term loan facility. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of September 30, 2010, our total outstanding balance under the term loan facility was approximately $104.3 million, which accrued interest based upon a variable interest rate. We have entered into an interest rate cap agreement for our term loan facility with an initial notional amount of $103.3 million and with a LIBOR cap of 2.0%. At September 30, 2010, the three-month LIBOR rate applicable to us was 0.29% thereby making the cap for the term loan facility out-of-the-money. Subject to the cap, as of September 30, 2010, an increase in market rates of interest by 0.125% would have increased our annual interest expense related to the term loan facility by $0.1 million, and a decrease in market interest rates by 0.125% would have decreased our annual interest expense related to the term loan facility by $0.1 million. Other than the preceding disclosures regarding our interest rate cap arrangements, there have been no material changes to our quantitative and qualitative disclosures about market risk during the three and nine months ended September 30, 2010. Please refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2009, for additional discussion regarding our quantitative and qualitative disclosures about market risk.
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
     Our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2010. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.
     Changes in Internal Control over Financial Reporting. On March 25, 2010, we completed the joint venture and related transactions with BGP whereby we acquired a 49% interest in INOVA Geophysical. The process of recording of our 49% interest in INOVA Geophysical represents a material change in our internal control over financial reporting. We have implemented internal control over financial reporting as it relates to our 49% interest in INOVA Geophysical. There was no other change in our internal control over financial reporting that occurred during the three months ended September 30, 2010, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     Greatbatch. In 2002, we filed a lawsuit against operating subsidiaries of battery manufacturer Greatbatch, Inc., including its Electrochem division (collectively “Greatbatch”), in the 24th Judicial District Court for the Parish of Jefferson in the State of Louisiana. In the lawsuit, styled Input/Output, Inc. and I/O Marine Systems, Inc. v. Wilson Greatbatch Technologies, Inc., Wilson Greatbatch, Ltd. d/b/a Electrochem Lithium Batteries, and WGL Intermediate Holdings, Inc., Civil Action No. 578-881, Division “A”, we alleged that Greatbatch had fraudulently misappropriated our product designs and other trade secrets related to the batteries and battery pack used in our DigiBIRD® marine towed streamer vertical control device and used our confidential information to manufacture and market competing batteries and battery packs. After a two-week trial, on October 1, 2009 the jury concluded that Greatbatch had committed fraud, violated the Louisiana Unfair Trade Practices Act and breached a trust and nondisclosure agreement between us and Greatbatch, and awarded us $21.7 million in compensatory damages. On October 13, 2009, the presiding trial judge signed and entered the judgment, awarding us the amount of the jury verdict. Under applicable law, we are also entitled to receive legal interest from the date of filing the lawsuit, plus our attorneys’ fees and costs. Through September 30, 2010, accrued legal interest totaled approximately $11.8 million, and interest will continue to accrue at the statutory annual rate until paid. Including the verdict amount and accrued interest, the total amount owed under the judgment as of September 30, 2010 was approximately $33.6 million plus our attorneys’ fees and costs. The judgment is currently on appeal, and Greatbatch filed a Suspensive Appeal Bond for the amount of the judgment.
     Sercel. On January 29, 2010, the jury in a patent infringement lawsuit filed by us against seismic equipment provider Sercel, Inc. in the United States District Court for the Eastern District of Texas returned a verdict in our favor. In the lawsuit, styled Input/Output, Inc. et al v. Sercel, Inc., (5-06-cv-00236), we alleged that Sercel’s 408, 428 and SeaRay digital seismic sensor units infringe our United States Patent No. 5,852,242, which is incorporated in our VectorSeis sensor technology. Products that use our VectorSeis technology include the System Four, Scorpion, FireFly, and VectorSeis Ocean seismic acquisition systems. After a two-week trial, the jury concluded that Sercel infringed our patent and that our patent was valid, and the jury awarded us $25.2 million in compensatory past damages. In response to post-verdict motions made the parties, on September 16, 2010 the presiding judge issued a series of rulings that (a) granted our motion for a permanent injunction to be issued prohibiting the manufacture, use or sale of the infringing Sercel products, (b) confirmed that our patent was valid, (c) confirmed that the jury’s finding of infringement was supported by the evidence and (d) disallowed $5.4 million of lost profits that were based on infringing products that were manufactured and delivered by Sercel outside of the U.S., but were offered for sale by Sercel in the U.S. and involved underlying orders and payments received by Sercel in the U.S. In addition, the judge concluded that the evidence supporting the jury’s finding that we are entitled to be awarded $9.0 million in lost profits associated with certain infringing pre-verdict marine sales by Sercel was too speculative and therefore disallowed that award of lost profits. As a result of the judge’s ruling, we are now entitled to be awarded an additional amount of damages equal to a reasonable royalty on the infringing pre-verdict Sercel marine sales. We have also learned that Sercel continued to make sales of infringing products after the January 2010 jury verdict was rendered, and we have notified the court that we intend to seek additional compensatory damages for the post-verdict infringing sales and enhanced damages as a result of the willful nature of Sercel’s post-verdict infringement.
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
Item 1A. Risk Factors
     This report contains or incorporates by reference statements concerning our future results and performance and other matters that are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “would,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of such terms or other comparable terminology. Examples of other forward-looking statements contained or incorporated by reference in this report include statements regarding:

•	the effects of current and future worldwide economic conditions and demand for oil and natural gas and seismic equipment and services;

•	the expected effects of the Deepwater Horizon disaster in the Gulf of Mexico on demand for seismic equipment and services;

•	future compliance with our debt financial covenants;

•	future benefits to be derived from our INOVA Geophysical joint venture;

•	future availability of cash to fund our operations and pay our obligations;

•	the timing of anticipated sales;

•	future levels of spending by our customers;

•	future oil and gas commodity prices;

•	future cash needs and future sources of cash, including availability under our revolving line of credit facility;

•	expected net revenues, income from operations and net income;

•	the expected outcome of litigation and other claims against us;

•	expected gross profits for our products and services;

•	future benefits to our customers to be derived from new products and services;

•	future growth rates for certain of our products and services;

•	the degree and rate of future market acceptance of our new products and services;

•	our expectations regarding oil and gas exploration and production companies and contractor end-users purchasing our more technologically advanced products and services;

•	anticipated timing and success of commercialization and capabilities of products and services under development and start-up costs associated with their development;

•	expected improved operational efficiencies from our full-wave digital products and services;

•	potential future acquisitions;

•	future levels of capital expenditures;

•	our ability to maintain our costs at consistent percentages of our revenues in the future;

•	future demand for seismic equipment and services;

•	future seismic industry fundamentals;

•	the adequacy of our future liquidity and capital resources;

•	future opportunities for new products and projected research and development expenses;

•	success in integrating our acquired businesses;

•	sufficient future profits to fully utilize our net operating losses;

•	expectations regarding realization of deferred tax assets; and

•	anticipated results regarding accounting estimates we make.
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
     Information regarding some of the important factors that could cause actual results to differ, perhaps materially, from those described in our forward-looking statements is contained in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 (beginning on page 17), in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010 (beginning on page 32) and in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010 (beginning on page 32).
     We disclaim any obligation, other than as may be imposed by law, to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (a) Not applicable.
     (b) Not applicable.
     (c) During the three months ended September 30, 2010, in connection with the vesting of (or lapse of restrictions on) shares of our restricted stock held by certain employees, we acquired shares of our common stock in satisfaction of tax withholding obligations that were incurred on the vesting date. The date of cancellation, number of shares and average effective acquisition price per share, were as follows:

(d) Maximum Number
(or Approximate
			(c) Total Number of	Dollar Value) of
			Shares Purchased	Shares That
	(a)	(b)	as Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Acquired	Paid Per Share	Program	Program

July 1, 2010 to July 31, 2010	—	—	Not applicable	Not applicable
August 1, 2010 to August 31, 2010	—	—	Not applicable	Not applicable
September 1, 2010 to September 30, 2010	1,728	$3.66	Not applicable	Not applicable

Total	1,728	$3.66

Item 6. Exhibits
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ION GEOPHYSICAL CORPORATION
By	/s/ R. Brian Hanson
R. Brian Hanson
Executive Vice President and Chief Financial Officer — (Duly authorized executive officer and principal financial officer)

Date: November 4, 2010

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.