Form 10-Q
period 2011-03-31
ION GEOPHYSICAL CORP
filed 2011-05-05
CIK 866609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No: ☑
At April 29, 2011, there were 155,103,010 shares of common stock, par value $0.01 per share, outstanding.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS FOR FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2011

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2011	2010
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$50,834	$84,419
Short-term investments	80,000	—
Accounts receivable, net	63,436	77,576
Unbilled receivables	40,997	70,590
Inventories	80,395	66,882
Prepaid expenses and other current assets	11,417	13,165

Total current assets	327,079	312,632
Deferred income tax asset	11,764	8,998
Property, plant and equipment, net	21,702	20,145
Multi-client data library, net	101,084	112,620
Investment in INOVA Geophysical	94,898	95,173
Goodwill	52,216	51,333
Intangible assets, net	18,988	20,317
Other assets	3,661	3,224

Total assets	$631,392	$624,442

LIABILITIES AND EQUITY

Current liabilities:
Notes payable and current maturities of long-term debt	$5,539	$6,073
Accounts payable	27,964	30,940
Accrued expenses	41,788	54,799
Accrued multi-client data library royalties	10,707	18,667
Deferred revenue and other current liabilities	38,492	22,887

Total current liabilities	124,490	133,366
Long-term debt, net of current maturities	101,373	102,587
Other long-term liabilities	7,764	8,042

Total liabilities	233,627	243,995

Equity:
Cumulative convertible preferred stock	27,000	27,000
Common stock, $0.01 par value; authorized 200,000,000 shares; outstanding 154,957,437 and 152,870,679 shares at March 31, 2011 and December 31, 2010, respectively, net of treasury stock	1,550	1,529
Additional paid-in capital	835,769	822,399
Accumulated deficit	(447,911)	(448,386)
Accumulated other comprehensive loss	(12,253)	(15,530)
Treasury stock, at cost, 849,539 shares at March 31, 2011 and December 31, 2010, respectively	(6,565)	(6,565)

Total stockholders’ equity	397,590	380,447
Noncontrolling interest	175	—

Total equity	397,765	380,447

Total liabilities and equity	$631,392	$624,442

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2011	2010
	(In thousands, except per
	share data)
Product revenues	$32,387	$40,242
Service revenues	58,165	48,477

Total net revenues	90,552	88,719

Cost of products	14,639	30,491
Cost of services	44,774	35,862

Gross profit	31,139	22,366

Operating expenses:
Research, development and engineering	5,839	8,999
Marketing and sales	7,042	7,906
General and administrative	12,187	16,438

Total operating expenses	25,068	33,343

Income (loss) from operations	6,071	(10,977)
Interest expense, net	(1,615)	(25,643)
Loss on disposition of land division	—	(38,115)
Fair value adjustment of warrant	—	12,788
Equity in losses of INOVA Geophysical	(860)	—
Other income (expense)	(2,999)	3,217

Income (loss) before income taxes	597	(58,730)
Income tax expense	147	12,160

Net income (loss)	450	(70,890)
Net loss attributable to noncontrolling interest	25	—

Net income (loss) attributable to ION	475	(70,890)
Preferred stock dividends	338	875

Net income (loss) applicable to common shares	$137	$(71,765)

Net income (loss) per share:
Basic	$0.00	$(0.60)

Diluted	$0.00	$(0.60)

Weighted average number of common shares outstanding:
Basic	153,666	120,312
Diluted	155,555	120,312
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$450	$(70,890)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization (other than multi-client library)	3,953	11,238
Amortization of multi-client library	23,443	12,382
Stock-based compensation expense related to stock options, nonvested stock and employee stock purchases	2,812	1,061
Amortization of debt discount	—	8,656
Write-off of unamortized debt issuance costs	—	10,121
Fair value adjustment of warrant	—	(12,788)
Loss on disposition of land division	—	38,115
Equity in losses of INOVA Geophysical	860	—
Deferred income taxes	(2,854)	8,179
Change in operating assets and liabilities:
Accounts receivable	14,508	35,294
Unbilled receivables	29,593	(7,053)
Inventories	(13,404)	(52)
Accounts payable, accrued expenses and accrued royalties	(22,701)	(11,937)
Deferred revenue	15,537	3,913
Other assets and liabilities	(371)	400

Net cash provided by operating activities	51,826	26,639

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,674)	(1,268)
Investment in multi-client data library	(11,907)	(5,215)
Purchase of short-term investments	(80,000)	—
Proceeds from disposition of land division, net of fees paid	—	99,790
Other investing activities	—	(3,168)

Net cash provided by (used in) investing activities	(95,581)	90,139

Cash flows from financing activities:
Borrowings under revolving line of credit	—	85,000
Repayments under revolving line of credit	—	(174,429)
Net proceeds from the issuance of debt	—	105,695
Net proceeds from the issuance of stock	—	38,039
Payments on notes payable and long-term debt	(1,748)	(139,211)
Payment of preferred dividends	(338)	(875)
Contribution from noncontrolling interest	200	—
Proceeds from exercise of stock options	11,793	—
Other financing activities	(37)	(28)

Net cash provided by (used in) financing activities	9,870	(85,809)

Effect of change in foreign currency exchange rates on cash and cash equivalents	300	(842)

Net increase (decrease) in cash and cash equivalents	(33,585)	30,127
Cash and cash equivalents at beginning of period	84,419	16,217

Cash and cash equivalents at end of period	$50,834	$46,344

Non-cash items from investing and financing activities:
Expiration of BGP Warrant	$—	$32,001
Conversion of BGP Domestic Convertible Note to equity	$—	$28,571
Investment in INOVA Geophysical	$—	$119,000
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation
     The condensed consolidated balance sheet of ION Geophysical Corporation and its subsidiaries (collectively referred to as the “Company” or “ION,” unless the context otherwise requires) at December 31, 2010 has been derived from the Company’s audited consolidated financial statements at that date. The condensed consolidated balance sheet at March 31, 2011, the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2011 and 2010 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the operating results for a full year or of future operations.
     These condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements presented in accordance with accounting principles generally accepted in the United States have been omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
(2) Equity Method Investment in INOVA Geophysical
     On March 25, 2010, the Company completed the disposition of most of its land seismic equipment businesses in connection with its formation of a land equipment joint venture with BGP, Inc., China National Petroleum Corporation (“BGP”). BGP is a subsidiary of China National Petroleum Corporation (“CNPC”) and is a leading global geophysical services contracting company. The resulting joint venture company, organized under the laws of the People’s Republic of China, is named INOVA Geophysical Equipment Limited (“INOVA,” or “INOVA Geophysical”). BGP owns a 51% interest in INOVA Geophysical, and the Company owns a 49% interest. INOVA Geophysical is managed through a Board of Directors consisting of four members appointed by BGP and three members appointed by the Company. The Company accounts for its 49% interest in INOVA Geophysical as an equity method investment and, as provided by Accounting Standards Codification (“ASC”) 815 “Investments,” the Company records its share of earnings in INOVA Geophysical on a one fiscal quarter lag basis. The following table reflects summarized, unaudited financial information for INOVA Geophysical for the three months ended December 31, 2010 (in thousands):

Three Months
Ended
December 31, 2010
Total net revenues	$45,619
Gross profit	$11,716
Loss from operations	$(2,790)
Net loss	$(2,265)
(3) Segment Information
     The Company evaluates and reviews its results based on four segments: Systems, Software, Solutions and Legacy Land Systems (INOVA). The Company measures segment operating results based on income from operations. The Legacy Land Systems (INOVA) segment represents the disposed land division operations through March 25, 2010, the date of the closing of INOVA Geophysical. The Systems segment includes all seismic acquisition systems businesses that are wholly-owned by the Company and its consolidated subsidiaries. The Company has reclassified its first quarter 2010 results to reflect these segment changes.

A summary of segment information is as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net revenues:
Systems:
Towed Streamer	$17,547	$10,234
Ocean Bottom	2	174
Other	6,411	5,708

Total	$23,960	$16,116

Software:
Software Systems	$8,427	$7,615
Services	272	356

Total	$8,699	$7,971

Solutions:
Data Processing	$20,299	$23,965
New Venture	22,450	7,426
Data Library	15,144	16,730

Total	$57,893	$48,121

Legacy Land Systems (INOVA)	$—	$16,511

Total	$90,552	$88,719

Gross profit:
Systems	$12,245	$5,558
Software	5,578	5,369
Solutions	13,316	12,423
Legacy Land Systems (INOVA)	—	(984)

Total	$31,139	$22,366

Gross margin:
Systems	51%	34%
Software	64%	67%
Solutions	23%	26%
Legacy Land Systems (INOVA)	—%	(6%)

Total	34%	25%

Income (loss) from operations:
Systems	$6,080	$909
Software	4,853	4,806
Solutions	5,812	5,565
Legacy Land Systems (INOVA)	—	(9,623)
Corporate and other	(10,674)	(12,634)

Income (loss) from operations	6,071	(10,977)

Interest expense, net	(1,615)	(25,643)
Loss on disposition of land division	—	(38,115)
Fair value adjustment of warrant	—	12,788
Equity in losses of INOVA Geophysical	(860)	—
Other income (expense)	(2,999)	3,217

Income (loss) before income taxes	$597	$(58,730)

(4) Short-term Investments
     Short-term investments are comprised solely of bank certificates of deposit denominated in U.S. dollars with original maturities in excess of three months and represent the investment of excess cash that is available for current operations. The Company has recorded these investments on its balance sheet at cost based on its intent and ability to hold these investments to maturity. As of March 31, 2011, these short-term investments had costs of $80.0 million, which approximates fair value according to prevailing market prices, and had scheduled maturities ranging from September 2011 to January 2012.
(5) Inventories
     A summary of inventories is as follows (in thousands):

	March 31,	December 31,
	2011	2010
Raw materials and subassemblies	$39,894	$39,412
Work-in-process	4,427	4,605
Finished goods	48,975	35,471
Reserve for excess and obsolete inventories	(12,901)	(12,876)

Total	$80,395	$66,882

(6) Net Income (Loss) per Share
     Basic net income (loss) per common share is computed by dividing net income (loss) applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted net income per common share is determined based on the assumption that dilutive restricted stock and restricted stock unit awards have vested and outstanding dilutive stock options have been exercised and the aggregate proceeds were used to reacquire common stock using the average price of such common stock for the period. The total number of shares issued or committed for issuance under outstanding stock options at March 31, 2011 and 2010 was 5,636,573 and 7,781,566, respectively, and the total number of shares of restricted stock and shares reserved for restricted stock units outstanding at March 31, 2011 and 2010 was 943,381 and 619,538, respectively.
     There are 27,000 outstanding shares of Series D Cumulative Convertible Preferred Stock, which may currently be converted, at the holder’s election, into up to 6,065,075 shares of common stock. See further discussion of the Series D Preferred Stock conversion provisions at Note 8 “— Cumulative Convertible Preferred Stock” and Note 12 "— Litigation.” The outstanding shares of all Series D Preferred Stock were anti-dilutive for all periods presented.
     The following table summarizes the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2011	2010
Net income (loss) applicable to common shares	$137	$(71,765)

Weighted average number of common shares outstanding	153,666	120,312
Effect of dilutive stock awards	1,889	—

Weighted average number of diluted common shares outstanding	155,555	120,312

Basic and diluted net income (loss) per share	$0.00	$(0.60)

(7) Notes Payable, Long-term Debt, Lease Obligations and Interest Rate Caps

	March 31,	December 31,
Obligations (in thousands)	2011	2010
$100.0 million revolving line of credit	$—	$—
Term loan facility	102,250	103,250
Facility lease obligation	3,514	3,657
Equipment capital leases and other notes payable	1,148	1,753

Total	106,912	108,660
Current portion of notes payable, long-term debt and lease obligations	(5,539)	(6,073)

Non-current portion of notes payable, long-term debt and lease obligations	$101,373	$102,587

Revolving Line of Credit and Term Loan Facility
     In March 2010, ION, its Luxembourg subsidiary, ION International S.à r.l. (“ION Sàrl”), and certain of its other U.S. and foreign subsidiaries entered into a new credit facility (the “Credit Facility”). The terms of the Credit Facility are set forth in a credit agreement dated as of March 25, 2010 (the “Credit Agreement”), by and among ION, ION Sàrl and China Merchants Bank Co., Ltd., New York Branch (“CMB”), as administrative agent and lender. The obligations of ION under the Credit Facility are guaranteed by certain of ION’s material U.S. subsidiaries and the obligations of ION Sàrl under the Credit Facility are guaranteed by certain of ION’s material U.S. and foreign subsidiaries, in each case that are parties to the credit agreement. In addition, in June 2010, INOVA Geophysical also entered into an agreement to guarantee the indebtedness under the Credit Facility.
     The Credit Facility provides ION with a revolving line of credit of up to $100.0 million in borrowings (including borrowings for letters of credit) and refinanced ION’s outstanding term loan with a new term loan in the original principal amount of $106.3 million. As of March 31, 2011, ION had no indebtedness outstanding under the revolving line of credit.
     The revolving credit indebtedness and term loan indebtedness under the Credit Facility are each scheduled to mature on March 24, 2015. The $106.3 million original principal amount under the term loan is subject to scheduled quarterly amortization payments that commenced on June 30, 2010, of $1.0 million per quarter until the maturity date, with the remaining unpaid principal amount of the term loan due upon the maturity date. The indebtedness under the Credit Facility may sooner mature on a date that is 18 months after the earlier of (i) any dissolution of INOVA Geophysical, or (ii) the administrative agent determining in good faith that INOVA Geophysical is unable to perform its obligations under its guarantee.
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
     As of March 31, 2011, the $102.3 million in outstanding term loan indebtedness under the Credit Facility accrued interest at a rate of 3.8% rate per annum.
     The Credit Facility requires compliance with certain financial covenants. Certain of these financial covenants will become effective on June 30, 2011, and will continue in effect for each fiscal quarter thereafter over the term of the Credit Facility. These financial covenants will require ION and its U.S. subsidiaries to:
•	Maintain a minimum fixed charge coverage ratio in an amount equal to at least 1.125 to 1;

•	Not exceed a maximum leverage ratio of 3.25 to 1; and

•	Maintain a minimum tangible net worth of at least 60% of ION’s tangible net worth as of March 31, 2010, as defined.

     The fixed charge coverage ratio is defined as the ratio of (i) ION’s consolidated EBITDA less cash income tax expense and non-financed capital expenditures, to (ii) the sum of scheduled payments of lease payments and payments of principal indebtedness, interest expense actually paid and cash dividends, in each case for the four consecutive fiscal quarters most recently ended. The leverage ratio is defined as the ratio of (x) total funded consolidated debt, capital lease obligations and issued letters of credit (net of cash collateral) to (y) consolidated EBITDA of ION for the four consecutive fiscal quarters most recently ended. The Company expects that it will be compliance with these financial covenants when they become effective on June 30, 2011, and expects to remain in compliance with these financial covenants throughout the remainder of 2011.
     Interest Rate Caps
     In August 2010, the Company entered into an interest rate cap agreement and purchased interest rate caps having an initial notional amount of $103.3 million with a three-month average LIBOR cap of 2.0%. If and when the three-month average LIBOR rate exceeds 2.0%, the LIBOR portion of interest owed by the Company would be capped at 2.0%. The initial notional amount was set to equal the projected outstanding balance under the Company’s term loan facility at December 31, 2010. The notional amount was then set so as not to exceed the Company’s outstanding balance of its term loan facility over a period extending through March 29, 2013. The Company purchased these interest rate caps for approximately $0.4 million.
     As of March 31, 2011, the Company held interest rate caps as follows (amounts in thousands):

Notional Amount	Payment Date	Cap Rate
$92,025	June 29, 2011	2.0%
$91,125	September 29, 2011	2.0%
$90,225	December 29, 2011	2.0%
$89,325	March 29, 2012	2.0%
$68,775	June 29, 2012	2.0%
$68,075	September 28, 2012	2.0%
$67,375	December 31, 2012	2.0%
$66,675	March 29, 2013	2.0%
     These interest rate caps have been designated as cash flow hedges according to ASC 815 (“Derivatives and Hedging”) and, accordingly, the effective portion of the change in fair value of these interest rate caps are recognized in other comprehensive income in the Company’s consolidated financial statements. As of March 31, 2011, the total fair value of these interest rate caps was $0.2 million, which was based on Level 2 inputs such as interest rates and yield curves that are observable at commonly quoted intervals. There was less than $0.1 million, net of tax, related to the change in fair value included in other comprehensive income for three months ended March 31, 2011.
(8) Cumulative Convertible Preferred Stock
     During 2005, the Company entered into an Agreement with Fletcher International, Ltd. (this Agreement, as amended, is referred to as the “Fletcher Agreement”) and issued to Fletcher 30,000 shares of Series D-1 Cumulative Convertible Preferred Stock (“Series D-1 Preferred Stock”) in a privately-negotiated transaction, receiving $29.8 million in net proceeds. The Fletcher Agreement also provided to Fletcher an option to purchase up to an additional 40,000 shares of additional series of preferred stock from time to time, with each series having a conversion price that would be equal to 122% of an average daily volume-weighted market price of the Company’s common stock over a trailing period of days at the time of issuance of that series. In 2007 and 2008, Fletcher exercised this option and purchased 5,000 shares of Series D-2 Cumulative Convertible Preferred Stock (“Series D-2 Preferred Stock”) for $5.0 million (in December 2007) and 35,000 shares of Series D-3 Cumulative Convertible Preferred Stock (“Series D-3 Preferred Stock”) for $35.0 million (in February 2008). The shares of Series D-1 Preferred Stock, Series D-2 Preferred Stock and Series D-3 Preferred Stock are sometimes referred to herein as the “Series D Preferred Stock.”
     Dividends on the shares of Series D Preferred Stock must be paid in cash on a quarterly basis. Dividends are payable at a rate equal to the greater of (i) 5.0% per annum or (ii) the three month LIBOR rate on the last day of the immediately preceding calendar quarter plus 2.5% per annum. The Series D Preferred Stock dividend rate was 5.0% at March 31, 2011.

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
     On September 15, 2009, Fletcher delivered a second notice to the Company, intending to increase the Maximum Number of shares of common stock issuable upon conversion of the Series D Preferred Stock from 9,669,434 shares to 11,669,434 shares, to become effective on November 19, 2009. The Company’s interpretation of the Fletcher Agreement was that Fletcher had the right to issue only one notice to increase the Maximum Number, which Fletcher had exercised when it delivered its notice to the Company in November 2008. As a result, on November 6, 2009, the Company filed an action in the Court of Chancery of the State of Delaware, styled ION Geophysical Corporation v. Fletcher International, Ltd., seeking a declaration that, under the Fletcher Agreement, Fletcher is permitted to deliver only one notice to increase the Maximum Number and that its second notice is legally invalid. On November 5, 2010, the Court of Chancery issued its opinion in the matter, and held that Fletcher was entitled to deliver multiple notices to increase the Maximum Number of shares of common stock (but not beyond a total of 15,724,306 shares). On November 8, 2010, Fletcher delivered a notice to the Company to increase the Maximum Number to the full 15,724,306 shares, effective January 12, 2011. See further discussion of this action and other legal actions between Fletcher and the Company at Note 12 “— Litigation.”
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
(9) Noncontrolling Interest
     In February 2011, the Company established a new seismic data processing center in Rio de Janeiro, Brazil, in a joint venture with Bratexco, to provide advanced imaging services to E&P companies operating in basins off the coast of Brazil. The joint venture is named GX Technology Processamento de Dados Ltda. The Company owns a 70% interest in the joint venture and Bratexco owns a 30% interest. Bratexco’s initial cash contribution to the joint venture was $0.2 million.
     The Company consolidates the assets, liabilities, revenues and expenses of all majority-owned subsidiaries over which the Company exercises control or for which the Company has a controlling financial interest. Bratexco’s interest in results of operations is reflected in “Net loss attributable to noncontrolling interest” in the condensed consolidated statements of operations and its interest in the joint ventures’ assets and liabilities is reflected in “Noncontrolling interest” in the condensed consolidated balance sheet.

(10) Income Taxes
     The Company maintains a valuation allowance for a portion of its U.S. deferred tax assets. The valuation allowance is calculated in accordance with the provisions of ASC 740 “Income Taxes,” which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. In the event the Company’s expectations of future operating results change, the valuation allowance may need to be adjusted upward or downward. As of March 31, 2011, the Company’s unreserved deferred tax assets totaled $9.6 million. These existing unreserved deferred tax assets are currently considered to be “more likely than not” realized.
     The Company’s effective tax rates for the three months ended March 31, 2011 and 2010 were 24.6% (provision on income) and (20.7%) (provision on a loss), respectively. The change in the Company’s effective tax rate for the three months ended March 31, 2011 was due primarily to the discrete tax effects related to transactions involved in the formation of INOVA Geophysical during the three months ended March 31, 2010 and changes in the distribution of earnings between U.S. and foreign jurisdictions.
     A reconciliation of the expected income tax expense (benefit) on income (loss) before income taxes using the statutory federal income tax rate of 35% for the three months ended March 31, 2011 and 2010 to income tax expense is as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Expected income tax expense (benefit) at 35%	$209	$(20,556)
Foreign taxes (tax rate differential and foreign tax differences)	52	1,152
Formation of INOVA Geophysical	—	10,627
Nondeductible financings	—	1,015
Nondeductible expenses and other	(114)	(284)
Deferred tax asset valuation allowance:
Deferred tax asset valuation allowance on formation of INOVA Geophysical	—	20,206

Total income tax expense	$147	$12,160

     The Company has no significant unrecognized tax benefits and does not expect to recognize significant increases in unrecognized tax benefits during the next twelve month period. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense.
     The Company’s U.S. federal tax returns for 2007 and subsequent years remain subject to examination by tax authorities. The Company is no longer subject to IRS examination for periods prior to 2007, although carryforward attributes that were generated prior to 2007 may still be adjusted upon examination by the IRS if they either have been or will be used in an open year. In the Company’s foreign tax jurisdictions, tax returns for 2007 and subsequent years generally remain open to examination.
(11) Comprehensive Net Income (Loss)
     The components of comprehensive net income (loss) are as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net income (loss) attributable to ION	$475	$(70,890)
Foreign currency translation adjustment	3,550	(2,426)
Change in fair value of effective cash flow hedges (net of taxes)	(44)	—
Equity interest in INOVA Geophysical’s other comprehensive income	585	—
Unrealized loss on available-for-sale securities	(814)	—

Comprehensive net income (loss) attributable to ION	$3,752	$(73,316)

(12) Litigation
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
     In June 2010, WesternGeco filed a lawsuit against various subsidiaries and affiliates of Fugro N.V. (“Fugro”), a seismic contractor customer of the Company, accusing Fugro of infringing the same United States patents regarding marine seismic streamer steering devices by planning to use certain equipment purchased from the Company on a survey located outside of U.S. territorial waters. The court approved the consolidation of the Fugro case with the case against the Company. Fugro filed a motion to dismiss the lawsuit, and in March 2011 the presiding judge granted Fugro’s motion to dismiss in part, on the basis that the alleged activities of Fugro would occur more than 12 miles from the U.S. coast and therefore are not actionable under U.S. patent infringement law.
     Fletcher
     The Company has been involved in two lawsuits filed in Delaware involving Fletcher, the holder of shares of the Series D Preferred Stock.
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
     On November 25, 2009, Fletcher filed a lawsuit against the Company and certain of its directors in the Delaware Court of Chancery. In the lawsuit, styled Fletcher International, Ltd. v. ION Geophysical Corporation, f/k/a Input/Output, Inc., ION International S.à r.l., James M. Lapeyre, Bruce S. Appelbaum, Theodore H. Elliott, Jr., Franklin Myers, S. James Nelson, Jr., Robert P. Peebler, John Seitz, G. Thomas Marsh And Nicholas G. Vlahakis, Fletcher alleged, among other things, that the Company violated Fletcher’s consent rights contained in the Series D Preferred Stock Certificates of Designation, by ION Sàrl’s issuance of a convertible promissory note to the Bank of China, New York Branch, in connection with a bridge loan funded in October 2009 by Bank of China, and that the directors violated their fiduciary duty to the Company by allowing ION Sàrl to issue the convertible note without Fletcher’s consent. Fletcher sought a court order requiring ION Sàrl to repay the $10 million advanced to ION Sàrl under the bridge loan and unspecified monetary damages. On March 24, 2010, the presiding judge in the case denied Fletcher’s request for the court order. In a Memorandum Opinion issued on May 28, 2010 in response to a motion for partial summary judgment, the judge dismissed all of Fletcher’s claims against the named Company directors but also concluded that, because the bridge loan note issued by ION Sàrl was convertible into ION common stock, Fletcher had the right to consent to the issuance of the note and that the Company violated Fletcher’s consent right by ION Sàrl issuing the note without Fletcher’s consent. In December 2010, the presiding judge in the case recused himself from the case without explanation and a new presiding judge was appointed to the case. The holder of the convertible note issued by ION Sàrl never exercised its right to convert the note, and the note was paid in full in March 2010. The Company believes that the remaining claims asserted by Fletcher in the lawsuit are without merit. The Company further believes that the monetary damages suffered by Fletcher as a result of ION Sàrl issuing the bridge loan note without Fletcher’s consent are nonexistent or nominal, and that the ultimate outcome of the lawsuit will not result in a material adverse effect on the Company’s financial condition or results of operations. The Company intends to defend the remaining claims against it in this lawsuit vigorously.
     Sercel
     On January 29, 2010, the jury in a patent infringement lawsuit filed by the Company against seismic equipment provider Sercel, Inc. in the United States District Court for the Eastern District of Texas returned a verdict in the Company’s favor. In the lawsuit, styled Input/Output, Inc. et al v. Sercel, Inc., (5-06-cv-00236), the Company alleged that Sercel’s 408, 428 and SeaRay digital seismic sensor units infringe the Company’s United States Patent No. 5,852,242, which is incorporated in the Company’s VectorSeis® sensor technology. Products of the Company or INOVA Geophysical that use the VectorSeis technology include the System Four, Scorpion®, FireFly®, and VectorSeis Ocean seismic acquisition systems. After a two-week trial, the jury concluded that Sercel infringed the Company’s patent and that the Company’s patent was valid, and the jury awarded the Company $25.2 million in compensatory past damages. In response to post-verdict motions made by the parties, on September 16, 2010, the presiding judge issued a series of rulings that (a) granted the Company’s motion for a permanent injunction to be issued prohibiting the manufacture, use or sale of the infringing Sercel products, (b) confirmed that the Company’s patent was valid, (c) confirmed that the jury’s finding of infringement was supported by the evidence and (d) disallowed $5.4 million of lost profits that were based on infringing products that were manufactured and delivered by Sercel outside of the United States, but were offered for sale by Sercel in the United States and involved underlying orders and payments received by Sercel in the United States. In addition, the judge concluded that the evidence supporting the jury’s finding that the Company was entitled to be awarded $9.0 million in lost profits associated with certain infringing pre-verdict marine sales by Sercel was too speculative and therefore disallowed that award of lost profits. As a result of the judge’s ruling, the Company is now entitled to be awarded an additional amount of damages equal to a reasonable royalty on the infringing pre-verdict Sercel marine sales. After the Company learned that Sercel continued to make sales of infringing products after the January 2010 jury verdict was rendered, the Company filed motions with the court to seek additional compensatory damages for the post-verdict infringing sales and enhanced damages as a result of the willful nature of Sercel’s post-verdict infringement. On February 16, 2011, the Court entered a final judgment and permanent injunction in the case. The final judgment awarded the Company $10.7 million in damages, plus interest, and the permanent injunction prohibits Sercel and parties acting in concert with Sercel from making, using, offering to sell, selling, or importing in the United States (which includes territorial waters of the United States) Sercel’s 408UL, 428XL and SeaRay digital sensor units, and all other products that are only colorably different from those products. The Court ordered that the additional damages to be paid by Sercel as a reasonable royalty on the infringing pre-verdict Sercel marine sales and the additional damages to be paid by Sercel resulting from post-verdict infringing sales would be determined in a separate future proceeding. Sercel and the Company have each appealed portions of the final judgment. The Company has not recorded any amounts related to this gain contingency as of March 31, 2011.

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
(13) Concentration of Credit and Foreign Sales Risks
     The majority of the Company’s foreign sales are denominated in U.S. dollars. Product revenues are allocated to geographical locations on the basis of the ultimate destination of the equipment, if known. If the ultimate destination of such equipment is not known, product revenues are allocated to the geographical location of initial shipment. Service revenues, which relate primarily to the Solutions division, are allocated based upon the billing location of the customer. For the three months ended March 31, 2011, international sales comprised 71% of total net revenues. For the three months ended March 31, 2011, the Company recognized $27.8 million of sales to customers in Europe, $20.9 million of sales to customers in the Asia Pacific region, $8.6 million of sales to customers in the Middle East, $2.8 million of sales to customers in Latin American countries, $1.2 million of sales to customers in the Commonwealth of Independent States, or former Soviet Union (CIS) and $2.7 million of sales to customers in Africa. To the extent that world events or economic conditions negatively affect the Company’s future sales to customers in these and other regions of the world or the collectability of the Company’s existing receivables, the Company’s future results of operations, liquidity, and financial condition would be adversely affected. The Company currently requires customers in these higher risk countries to provide their own financing. The Company does not currently extend long-term credit through promissory notes or similar credit agreements to companies in countries the Company considers to be inappropriate for credit risk purposes.
(14) Restructuring Activities
     At December 31, 2010, the Company’s liability related to permanently ceasing to use certain leased facilities was $6.7 million. During the three months ending March 31, 2011, the Company made cash payments of $0.3 million and accrued $0.1 million related to accretion expense, resulting in a remaining liability of $6.5 million as of March 31, 2011.
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
     We serve customers in all major energy-producing regions of the world from strategically located offices in 19 cities on five continents. In March 2010, we contributed most of our land seismic equipment business to a joint venture we formed with BGP Inc., China National Petroleum Corporation (“BGP”), a wholly-owned oil field service subsidiary of China National Petroleum Corporation (“CNPC”). The resulting joint venture company, organized under the laws of the People’s Republic of China, is named INOVA Geophysical Equipment Limited (“INOVA Geophysical”). We believe that this joint venture will provide us the opportunity to further extend the geographic scope of our business through the sales and service facilities of BGP, especially in Africa, the Middle East, China and Southeast Asia.

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
     Economic Conditions
     Demand for our seismic data acquisition products and services is cyclical and substantially dependent upon activity levels in the oil and gas industry, particularly our customers’ willingness and ability to expend their capital for oil and natural gas exploration and development projects. This demand is highly sensitive to current and expected future oil and natural gas prices. During the first quarter of 2011, oil prices continued to climb above $100 per barrel and external reports indicate that oil prices for 2011 will likely remain above $80 per barrel as global demand for energy continues to grow. Unlike the recovery in oil prices, U.S. natural gas prices have remained depressed due to the excess supply of natural gas in the North American market. However, demand for natural gas and interest in oil shale opportunities are increasing, and developments in the technology to locate and extract oil shale reserves are continuing.
     As economic conditions improved during the second half of 2010, we witnessed our E&P customers increase their capital spending levels leading to significant fourth quarter licensing of our data libraries from a diverse range of geographic regions, including Africa, Brazil and the Arctic regions. In addition, our new venture activities also increased during the second half of 2010 with the completion of the acquisition phase of our projects in the Arctic region. Our data processing and software businesses also grew during 2010, and the marine side of our systems business experienced consistent demand for its towed streamer products with sales to BGP and other customers. The land seismic business, particularly INOVA Geophysical’s business in North America and Russia, is showing signs of recovery. However, due to the recent political unrest in North Africa and the Middle East, we do not expect to see significant improvements in our land seismic business until 2012.
     During the first quarter of 2011, our multi-client business delivered increased revenues compared to the first quarter of 2010, driven by our customers’ strong interest in access to our multi-client programs in Northeast Greenland, East Africa and Brazil. Our systems and software businesses also experienced increased revenues during the first quarter of 2011 compared to the same quarter of 2010 driven by demand for our towed streamer positioning products and our command-and-control software products.

     As market conditions continue to improve and the global energy demand continues to grow, we believe that our industry’s long-term prospects remain favorable because of the decreasing number of significant new discoveries and the increasing interest in oil shale opportunities as developments in the technology to locate and extract oil shale reserves continue to progress. We believe that technologies that add a competitive advantage through cost reductions or improvements in productivity will continue to be valued in our marketplace. We expect that our latest technologies such as DigiFIN® and Orca®, and INOVA Geophysical’s FireFly will continue to attract interest from our customers because those technologies are designed to deliver improvements in image quality within more productive delivery systems.
     Key Financial Metrics
     The following table provides an overview of key financial metrics for our company as a whole and our four business segments during the three months ended March 31, 2011, compared to those for the same period of 2010 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2011	2010
Net revenues:
Systems:
Towed Streamer	$17,547	$10,234
Ocean Bottom	2	174
Other	6,411	5,708

Total	$23,960	$16,116

Software:
Software Systems	$8,427	$7,615
Services	272	356

Total	$8,699	$7,971

Solutions:
Data Processing	$20,299	$23,965
New Venture	22,450	7,426
Data Library	15,144	16,730

Total	$57,893	$48,121

Legacy Land Systems (INOVA)	$—	$16,511

Total	$90,552	$88,719

Gross profit:
Systems	$12,245	$5,558
Software	5,578	5,369
Solutions	13,316	12,423
Legacy Land Systems (INOVA)	—	(984)

Total	$31,139	$22,366

Gross margin:
Systems	51%	34%
Software	64%	67%
Solutions	23%	26%
Legacy Land Systems (INOVA)	—%	(6%)

Total	34%	25%

Income (loss) from operations:
Systems	$6,080	$909
Software	4,853	4,806

	Three Months Ended
	March 31,
	2011	2010
Solutions	5,812	5,565
Legacy Land Systems (INOVA)	—	(9,623)
Corporate and other	(10,674)	(12,634)

Total	$6,071	$(10,977)

Net income (loss) applicable to common shares	$137	$(71,765)

Basic and diluted net income (loss) per common share	$0.00	$(0.60)

     We intend that the following discussion of our financial condition and results of operations will provide information that will assist in understanding our consolidated financial statements, the changes in certain key items in those financial statements from quarter to quarter, and the primary factors that accounted for those changes. Our results of operations for the three months ended March 31, 2011 have been materially affected by the disposition of our land businesses in forming INOVA Geophysical on March 25, 2010, which affects the comparability of certain of the financial information contained in this Form 10-Q. In order to assist with the comparability to our historical results of operations, certain of the financial tables and discussions below have been adjusted to exclude the results of operations of our disposed legacy land equipment segment (which we refer to below as our “Legacy Land Systems” segment).
     We account for our 49% interest in INOVA Geophysical as an equity method investment and record our share of earnings of INOVA Geophysical on a one fiscal quarter lag basis. Thus, for the three months ended March 31, 2011, we recognized our share of losses in INOVA Geophysical of approximately $0.9 million, which represents joint venture activity for the three months ended December 31, 2010.
     We expect to file an amendment to our Annual Report on Form 10-K on Form 10-K/A by June 30, 2011 in order to file separate consolidated financial statements for INOVA Geophysical for the fiscal year ended December 31, 2010, as required under SEC Regulation S-X.
     For a discussion of factors that could impact our future operating results and financial condition, see Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.
     The information contained in this Quarterly Report on Form 10-Q contains references to our registered marks, as indicated. Except where stated otherwise or unless the context otherwise requires, the terms “VectorSeis,” “Scorpion,” “Orca,” “DigiFIN,” and “FireFly” refer to our VectorSeis®, Scorpion®, Orca®, DigiFIN® and FireFly® registered marks.
Results of Operations
     Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

		Three Months Ended
	Three Months Ended	March 31, 2010
	March 31, 2011	As Reported	As Adjusted [1]
	(In thousands)
Net revenues	$90,552	$88,719	$72,208
Cost of sales	59,413	66,353	48,858

Gross profit	31,139	22,366	23,350
Gross margin	34%	25%	32%

Operating expenses:
Research, development and engineering	5,839	8,999	4,818
Marketing and sales	7,042	7,906	6,347
General and administrative	12,187	16,438	13,539

Total operating expenses	25,068	33,343	24,704

Income (loss) from operations	$6,071	$(10,977)	$(1,354)

1 Excluding Legacy Land Systems (INOVA).

     Our overall total net revenues of $90.6 million for the three months ended March 31, 2011 increased $1.9 million, or 2%, compared to total net revenues for the three months ended March 31, 2010. Excluding Legacy Land Systems (INOVA), total net revenues increased $18.3 million, or 25%, for the same comparative period. Our overall gross profit percentage for the three months ended March 31, 2011 was 34%, compared to 32%, as adjusted, for the same period of 2010. Total operating expenses as a percentage of net revenues for the three months ended March 31, 2011 and 2010 were, respectively, 28% and 34%, as adjusted. For the three months ended March 31, 2011, we recorded income from operations of $6.1 million, compared to a loss from operations of ($1.4) million, as adjusted, for the same prior-year period.
Net Revenues, Gross Profits and Gross Margins (excluding Legacy Land Systems)
     Systems — Net revenues for the three months ended March 31, 2011 increased by $7.9 million, or 49%, to $24.0 million, compared to $16.1 million for the three months ended March 31, 2010. This increase was primarily due to higher sales of marine towed streamer positioning products due to the increase in new vessels entering the market, which are being outfitted with our latest marine technology. Gross profit for the three months ended March 31, 2011 increased by $6.6 million to $12.2 million, representing a 51% gross margin, compared to $5.6 million, representing a 34% gross margin, for the three months ended March 31, 2010. The increase in gross margins in our Systems segment was primarily due to sales mix, including a higher volume of marine positioning products during the first quarter of 2011, and cost improvements.
     Software — Net revenues for the three months ended March 31, 2011 increased by $0.7 million, or 9%, to $8.7 million, compared to $8.0 million for the three months ended March 31, 2010. The increase was principally due to continued demand for the Orca software platform and the favorable impact of foreign exchange rates. Excluding the effects of foreign currency translation, revenues increased 6%. Gross profit of $5.6 million for the three months ended March 31, 2011 remained fairly consistent with the comparative period, while gross margins decreased by 3% to 64% due to changes in product mix (there was a relative increase during the first quarter of 2011 of hardware sales, which have lower margins than the associated software sales for this segment).
     Solutions — Net revenues for the three months ended March 31, 2011 increased by $9.8 million, or 20%, to $57.9 million, compared to $48.1 million for the three months ended March 31, 2010. This increase was predominantly driven by strong interest in our multi-client programs in Northeast Greenland, East Africa and Brazil, and was partially offset by decreased data processing sales, which were impacted by the effects of the slowdown in exploration and development activities in the Gulf of Mexico resulting from the Deepwater Horizon incident. However, we are starting to see an increase in bidding activity in the Gulf of Mexico, which should have a positive impact on our data processing revenues in the second half of 2011. Gross profit increased by $0.9 million to $13.3 million compared to $12.4 million in 2010, while gross margins decreased 3% to 23% as a result of the change in sales mix as the first quarter of 2010 included a higher volume of fully-amortized data libraries compared to the first quarter of 2011.
Operating Expenses (excluding Legacy Land Systems)
     Research, Development and Engineering — Research, development and engineering expense was $5.8 million, or 6% of net revenues, for the three months ended March 31, 2011, an increase of $1.0 million compared to $4.8 million, as adjusted, or 7% of net revenues, for the corresponding period of 2010, as we continue to invest in our next generation of seismic acquisition products and services.
     Marketing and Sales — Marketing and sales expense of $7.0 million, or 8% of net revenues, for the three months ended March 31, 2011 increased $0.7 million compared to $6.3 million, as adjusted, or 9% of net revenues, for the corresponding period of 2010. The increase was primarily due to higher commission expenses associated with increased revenues in our Systems and Solutions segments.
     General and Administrative — General and administrative expenses of $12.2 million for the three months ended March 31, 2011 decreased $1.3 million compared to $13.5 million, as adjusted, for the corresponding period of 2010. General and administrative expenses as a percentage of net revenues for the three months ended March 31, 2011 and 2010 were 13% and 19%, respectively. This decrease was predominantly due to a reduction in professional legal fees, which have decreased since the formation of INOVA Geophysical, partially offset by increased stock-based compensation expense attributable to increases in our stock price during the first quarter.

Non-operating Items
     Interest Expense, net — Interest expense, net, was $1.6 million for the three months ended March 31, 2011 compared to $25.6 million for the three months ended March 31, 2010. As a result of our first quarter of 2010 debt refinancing, our interest expense for the three months ended March 31, 2010 included a $10.1 million write-off of deferred financing charges and an $8.7 million non-cash debt discount (which was fully amortized by March 31, 2010). After excluding these two non-cash items, our interest expense for the three months ended March 31, 2010 was $6.8 million. As of March 31, 2011, we had no amounts drawn on our revolving line of credit under our Credit Facility, and had cash on hand, including our short-term investments, of $130.8 million; therefore, we expect interest expense, net, for each of the remaining quarters of 2011 to be consistent with our first quarter 2011 interest expense level.
     Loss on Disposition of Land Division — Due to the formation of INOVA Geophysical, we recorded a $38.1 million loss on disposition of our land division in the first quarter of 2010. The majority of the loss recognized from this transaction related to accumulated foreign currency translation adjustments (effect of exchange rates) of our foreign subsidiaries, mainly in Canada.
     Fair Value Adjustment of Warrant — In October 2009, we issued to BGP a warrant to purchase shares of our common stock (the “Warrant”). BGP elected not to exercise the Warrant and, on March 25, 2010, BGP terminated the Warrant and surrendered it to us. Prior to its termination, the Warrant was required to be accounted for as a liability at its fair value, resulting in a positive non-cash fair value adjustment of $12.8 million in the first quarter of 2010.
     Equity in Losses of INOVA Geophysical — We account for our 49% interest in INOVA Geophysical as an equity method investment and record our share of earnings of INOVA Geophysical on a one fiscal quarter lag basis. Thus, our share of INOVA Geophysical’s loss for the three months ended December 31, 2010 is included in our financial results for the three months ended March 31, 2011. For the three months ended March 31, 2011, we recorded approximately $0.9 million representing our 49% share of equity in losses of INOVA Geophysical. INOVA Geophysical’s results improved due to year-end customer spending. However, due to the recent political unrest in North Africa and the Middle East, we do not expect significant positive improvements to INOVA Geophysical’s results of operations until 2012.
     Other Income (Expense) — Other (expense) for the three months ended March 31, 2011 was ($3.0) million compared to other income of $3.2 million for the comparative period of 2010. This difference primarily related to changes in foreign currency exchange rates primarily associated with our operations in the United Kingdom.
     Income Tax Expense (Benefit) — Income tax expense for the three months ended March 31, 2011 was $0.1 million compared to tax expense of $12.2 million for the comparative period of 2010. Income tax expense for the three months ended March 31, 2010, included $16.4 million of expense related to the transactions involved in the formation of INOVA Geophysical. Our effective tax rates for the three months ended March 31, 2011 and 2010 were 24.6% (provision on income) and (20.7)% (provision on a loss), respectively. The change in our effective tax rate for the three months ended March 31, 2011 as compared to the corresponding period in 2010 was due primarily to discrete tax effects related to the transactions involved in the formation of the INOVA Geophysical, which occurred in the three months ended March 31, 2010, and changes in the distribution of earnings between U.S. and foreign jurisdictions. Excluding the impact of the INOVA Geophysical formation transactions, our effective tax rate would have been 29.1% (benefit on loss) for the three months ended March 31, 2010. The additional decrease in our effective tax rate is attributable to a higher percentage of foreign sourced income, which is taxed at lower statutory rates.
     Preferred Stock Dividends — The preferred stock dividend relates to our Series D Preferred Stock. Quarterly dividends must be paid in cash. Dividends are paid at a rate equal to the greater of (i) 5.0% per annum or (ii) the three month LIBOR rate on the last day of the immediately preceding calendar quarter plus 2.5% per annum. The Series D Preferred Stock dividend rate was 5.0% at March 31, 2011. The total amount of dividends paid on our preferred stock for the three months ended March 31, 2011 was less than the comparative period of 2010 due to the conversion of 43,000 shares of preferred stock into 9,659,231 shares of common stock in April 2010.

Liquidity and Capital Resources
Capital Requirements and Sources of Capital
     Our cash requirements include our working capital requirements, and cash required for our debt service payments, seismic data acquisitions and capital expenditures. As of March 31, 2011, we had working capital of $202.6 million, which included $50.8 million of cash on hand and $80.0 million of short-term investments. Capital requirements are primarily driven by our continued investment in our multi-client seismic data library ($11.9 million in the three months ended March 31, 2011) and, to a lesser extent, our inventory purchase obligations. Also, our headcount has traditionally been a significant driver of our working capital needs. Because a significant portion of our business is involved in the planning, processing and interpretation of seismic data services, one of our largest investments is in our employees, which involves cash expenditures for their salaries, bonuses, payroll taxes and related compensation expenses. Our working capital requirements may change from time to time depending upon many factors, including our operating results and adjustments in our operating plan required in response to industry conditions, competition, acquisition opportunities and unexpected events. In recent years, our primary sources of funds have been cash flows generated from our operations, our existing cash balances, debt and equity issuances and borrowings under our revolving credit and term loan facilities (see “— Revolving Line of Credit and Term Loan Facility” below)
     At March 31, 2011, our principal credit facility consisted of:
•	A revolving line of credit sub-facility providing for borrowings of up to $100.0 million (no borrowings were outstanding as of that date); and

•	A term loan sub-facility having an outstanding principal balance of $102.3 million.
     Revolving Line of Credit and Term Loan Facility — In March 2010, we, our Luxembourg subsidiary, ION International S.à r.l. (“ION Sàrl”), and certain of our other U.S. and foreign subsidiaries entered into a new credit facility (the “Credit Facility”). The terms of the Credit Facility are set forth in a credit agreement dated March 25, 2010 (the “Credit Agreement”), by and among us, ION Sàrl and China Merchants Bank Co., Ltd., New York Branch (“CMB”), as administrative agent and lender. Our obligations under the Credit Facility are guaranteed by certain of our material U.S. subsidiaries and the obligations of ION Sàrl under the Credit Facility are guaranteed by certain of our material U.S. and foreign subsidiaries, in each case that are parties to the Credit Agreement. In addition, in June 2010, INOVA Geophysical entered into an agreement to guarantee the indebtedness under the Credit Facility.
     The Credit Facility provides us with a revolving line of credit of up to $100.0 million in borrowings (including borrowings for letters of credit), and refinanced our outstanding term loan with a new term loan in the original principal amount of $106.3 million. As of March 31, 2011, and April 29, 2011, we had no indebtedness outstanding under the revolving line of credit.
     The revolving credit indebtedness and term loan indebtedness under the Credit Facility are each scheduled to mature on March 24, 2015. The $106.3 million original principal amount under the term loan is subject to scheduled quarterly amortization payments of $1.0 million per quarter until the maturity date, with the remaining unpaid principal amount of the term loan due upon the maturity date. The indebtedness under the Credit Facility may sooner mature on a date that is 18 months after the earlier of (i) any dissolution of INOVA Geophysical, or (ii) the administrative agent determining in good faith that INOVA Geophysical is unable to perform its obligations under its guarantee that it has provided under the Credit Facility.
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
     As of March 31, 2011, the $102.3 million in outstanding term loan indebtedness under the Credit Facility accrued interest at a rate of 3.8% rate per annum.
     The Credit Facility requires us to be in compliance with certain financial covenants. Certain of these financial covenants will become effective on June 30, 2011 and will continue in effect for each fiscal quarter thereafter over the term of the Credit Facility.

These financial covenants will require us and our subsidiaries to:
•	Maintain a minimum fixed charge coverage ratio in an amount equal to at least 1.125 to 1;

•	Not exceed a maximum leverage ratio of 3.25 to 1; and

•	Maintain a minimum tangible net worth of at least 60% of ION’s tangible net worth as of March 31, 2010, as defined.
     The fixed charge coverage ratio is defined as the ratio of (i) our consolidated EBITDA less cash income tax expense and non-financed capital expenditures, to (ii) the sum of scheduled payments of lease payments and payments of principal indebtedness, interest expense actually paid and cash dividends, in each case for the four consecutive fiscal quarters most recently ended. The leverage ratio is defined as the ratio of (x) total funded consolidated debt, capital lease obligations and issued letters of credit (net of cash collateral) to (y) our consolidated EBITDA for the four consecutive fiscal quarters most recently ended. We expect that we will be in compliance with these financial covenants when they become effective on June 30, 2011, and we expect to remain in compliance with these covenants throughout the remainder of 2011.
     Interest Rate Caps — We use derivative financial instruments to manage our exposure to the interest rate risks related to the variable rate debt under our term loan indebtedness. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors.
     In August of 2010, we entered into an interest rate cap agreement and purchased interest rate caps having an initial notional amount of $103.3 million with a three-month average LIBOR cap of 2.0%. If and when the three-month average LIBOR rate exceeds 2.0%, the LIBOR portion of interest owed by us would be effectively capped at 2.0%. This initial notional amount was set to equal the projected outstanding balance under our term loan facility at December 31, 2010. The notional amount was then set so as not to exceed the outstanding balance of our term loan facility over a period that extends through March 29, 2013. We purchased these interest rate caps for an amount equal to approximately $0.4 million. We designated the interest rate caps as cash flow hedges. See further discussion regarding these interest rate caps at Note 7 "— Notes Payable, Long-term Debt, Lease Obligations and Interest Rate Caps.”
Meeting our Liquidity Requirements
     As of March 31, 2011, our total outstanding indebtedness (including capital lease obligations) was approximately $106.9 million, primarily consisting of approximately $102.3 million outstanding under the term loan. As of March 31, 2011, we had no amounts drawn on our revolving line of credit under our Credit Facility, and had approximately $50.8 million of cash on hand and $80.0 million of short-term investments.
     For the three months ended March 31, 2011, total capital expenditures, including investments in our multi-client data library, were $15.6 million, and we are projecting additional capital expenditures for the remaining nine months of 2011 to be between $104 million and $124 million. Of the total projected capital expenditures for the remaining nine months of 2011, we are estimating that approximately $98 million to $118 million will be spent on investments in our multi-client data library, but we are anticipating that the majority of these investments will be underwritten by our customers. To the extent our customers’ commitments do not reach an acceptable level of pre-funding, the amount of our anticipated investment in these data libraries could be significantly less.
Cash Flow from Operations
     We have historically financed our operations from internally generated cash and funds from equity and debt financings. Cash and cash equivalents were $50.8 million, which excludes $80.0 million of excess cash invested in short-term bank certificates of deposit, at March 31, 2011, compared to $84.4 million at December 31, 2010. Net cash provided by operating activities was $51.8 million for the three months ended March 31, 2011, compared to $26.6 million for the comparative period of 2010. The increase in our cash flows from operations was primarily due to the increase in our results of operations for the first quarter of 2011 compared to the first quarter of 2010 as economic conditions have improved. Our cash flows from operations were also positively impacted by the increase in cash flows from unbilled receivables related to our multi-client operations in past quarters, as these balances have now been billed and collected, partially offset by increased cash payments to our vendors for inventory purchases and to reduce our accounts payable and other accrued liability balances.
Cash Flow from Investing Activities
     Net cash flow used in investing activities was $95.6 million for the three months ended March 31, 2011, compared to net cash provided by investing activities of $90.1 million for the comparative period of 2010. The principal uses of cash in our investing activities during the three months ended March 31, 2011 were our investment of $80.0 million of excess cash in short-term bank certificates of deposit and $11.9 million of continued investment in our multi-client data library.
Cash Flow from Financing Activities
     Net cash flow provided by financing activities was $9.8 million for the three months ended March 31, 2011, compared to $85.8 million of net cash flow used in financing activities for the comparative period of 2010. The net cash flow provided by financing activities during the three months ended March 31, 2011 was primarily related to proceeds from stock option exercises of $11.8 million, partially offset by payments on our notes payable and long-term debt of $1.7 million and payment of cash dividends on our outstanding Series D Preferred Stock of $0.3 million.
Inflation and Seasonality
     Inflation in recent years has not had a material effect on our costs of goods or labor, or the prices for our products or services. Traditionally, our business has been seasonal, with strongest demand in the fourth quarter of our fiscal year.
Critical Accounting Policies and Estimates
     Refer to our Annual Report on Form 10-K for the year ended December 31, 2010 for a complete discussion of our significant accounting policies and estimates. There have been no material changes in the current period regarding our critical accounting policies and estimates.
Credit and Foreign Sales Risks
     The majority of our foreign sales are denominated in United States dollars. Product revenues are allocated to geographical locations on the basis of the ultimate destination of the equipment, if known. If the ultimate destination of such equipment is not known, product revenues are allocated to the geographical location of initial shipment. Service revenues, which primarily relate to our Solutions division, are allocated based upon the billing location of the customer. For the three months ended March 31, 2011, international sales comprised 71% of total net revenues. For the three months ended March 31, 2011, we recognized $27.8 million of sales to customers in Europe, $20.9 million of sales to customers in Asia Pacific, $8.6 million of sales to customers in the Middle East, $2.8 million of sales to customers in Latin American countries, $1.2 million of sales to customers in the Commonwealth of Independent States, or former Soviet Union (CIS), and $2.7 million of sales to customers in Africa. To the extent that world events or economic conditions negatively affect our future sales to customers in these and other regions of the world or the collectability of our existing receivables, our future results of operations, liquidity, and financial condition may be adversely affected. We currently require customers in these higher risk countries to provide their own financing. We do not currently extend long-term credit through promissory notes or similar credit agreements to companies in countries we consider to be inappropriate for credit risk purposes.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion regarding the Company’s quantitative and qualitative disclosures about market risk. There have been no material changes to those disclosures during the three months ended March 31, 2011.

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
     Our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2011. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.
     Changes in Internal Control over Financial Reporting. There was not any change in our internal control over financial reporting that occurred during the three months ended March 31, 2011, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     WesternGeco
     On June 12, 2009, WesternGeco L.L.C. (“WesternGeco”) filed a lawsuit against us in the United States District Court for the Southern District of Texas, Houston Division. In the lawsuit, styled WesternGeco L.L.C. v. ION Geophysical Corporation, WesternGeco alleges that we have infringed several United States patents regarding marine seismic streamer steering devices that are owned by WesternGeco. WesternGeco is seeking unspecified monetary damages and an injunction prohibiting us from making, using, selling, offering for sale or supplying any infringing products in the United States. Based on our review of the lawsuit filed by WesternGeco and the WesternGeco patents at issue, we believe that its products do not infringe any WesternGeco patents, that the claims asserted against us by WesternGeco are without merit and that the ultimate outcome of the claims against us will not result in a material adverse effect on our financial condition or results of operations. We intend to defend the claims against us vigorously.
     On June 16, 2009, we filed an answer and counterclaims against WesternGeco, in which we deny that we have infringed WesternGeco’s patents and assert that the WesternGeco patents are invalid or unenforceable. We also asserted that WesternGeco’s Q-Marine system, components and technology infringe upon a United States patent owned by us related to marine seismic streamer steering devices. The claims by us also assert that WesternGeco tortiously interfered with our relationship with our customers. In addition, we claim that the lawsuit by WesternGeco is an illegal attempt by WesternGeco to control and restrict competition in the market for marine seismic surveys performed using laterally steerable streamers. In our counterclaims, we are requesting various remedies and relief, including a declaration that the WesternGeco patents are invalid or unenforceable, an injunction prohibiting WesternGeco from making, using, selling, offering for sale or supplying any infringing products in the United States, a declaration that the WesternGeco patents should be co-owned by us, and an award of unspecified monetary damages.
     In June 2010, WesternGeco filed a lawsuit against various subsidiaries and affiliates of Fugro N.V. (“Fugro”), one of our seismic contractor customers, accusing Fugro of infringing the same United States patents regarding marine seismic streamer steering devices by planning to use certain equipment purchased from us on a survey located outside of U.S. territorial waters. The court approved the consolidation of the Fugro case with the case against us. Fugro filed a motion to dismiss the lawsuit, and in March 2011 the presiding judge granted Fugro’s motion to dismiss in part, on the basis that the alleged activities of Fugro would occur more than 12 miles from the U.S. coast and therefore are not actionable under U.S. patent infringement law.

     Fletcher
     We have been involved in two lawsuits filed in Delaware involving Fletcher, the holder of shares of the Series D Preferred Stock. For additional information regarding the terms of our Series D Preferred Stock, please see Note 8 “— Cumulative Convertible Preferred Stock.”
     Under our February 2005 agreement with Fletcher, the aggregate number of shares of common stock issued or issuable to Fletcher upon conversion of the Series D Preferred Stock could not exceed a designated maximum number of shares (the “Maximum Number”), and such Maximum Number could be increased by Fletcher providing us with a 65-day notice of increase. In November 2008, Fletcher exercised its right to increase the “Maximum Number” from 7,669,434 shares to 9,669,434 shares. On September 15, 2009, Fletcher delivered a second notice to us, intending to increase the “Maximum Number” of shares of common stock issuable upon conversion of the Series D Preferred Stock from 9,669,434 shares to 11,669,434 shares. Our interpretation of the agreement with Fletcher was that Fletcher had the right to issue only one notice to increase the Maximum Number, which Fletcher had exercised in November 2008. As a result, on November 6, 2009, we filed an action in the Court of Chancery of the State of Delaware, styled ION Geophysical Corporation v. Fletcher International, Ltd., seeking a declaration that, under the agreement, Fletcher was permitted to deliver only one notice to increase the Maximum Number and that its second notice was legally invalid. Fletcher filed an answer and counterclaim, seeking specific performance and reimbursement and indemnification for its costs and expenses that it claimed it was entitled to under the 2005 agreement. On November 5, 2010, the Court of Chancery issued its opinion in the matter, and held that Fletcher was entitled to deliver multiple notices to increase the Maximum Number of shares of common stock (but not beyond a total of 15,724,306 shares). The Court also ruled that we are not required to indemnify Fletcher for its fees, costs and expenses incurred in connection with the proceedings. On November 8, 2010, Fletcher sent us a notice to increase the Maximum Number of shares to 15,724,306 shares, effective January 12, 2011. Currently, Fletcher’s remaining outstanding shares of Series D Preferred Stock are convertible into up to 6,065,075 shares of ION common stock.
     On November 25, 2009, Fletcher filed a lawsuit against us and certain of our directors in the Delaware Court of Chancery. In the lawsuit, styled Fletcher International, Ltd. v. ION Geophysical Corporation, f/k/a Input/Output, Inc., ION International S.à r.l., James M. Lapeyre, Bruce S. Appelbaum, Theodore H. Elliott, Jr., Franklin Myers, S. James Nelson, Jr., Robert P. Peebler, John Seitz, G. Thomas Marsh And Nicholas G. Vlahakis, Fletcher alleged, among other things, that we violated Fletcher’s consent rights contained in the Series D Preferred Stock Certificates of Designation, by ION Sàrl’s issuance of a convertible promissory note to the Bank of China, New York Branch, in connection with a bridge loan funded in October 2009 by Bank of China, and that the directors violated their fiduciary duty to us by allowing ION Sàrl to issue the convertible note without Fletcher’s consent. Fletcher sought a court order requiring ION Sàrl to repay the $10 million advanced to ION Sàrl under the bridge loan and unspecified monetary damages. On March 24, 2010, the presiding judge in the case denied Fletcher’s request for the court order. In a Memorandum Opinion issued on May 28, 2010 in response to a motion for partial summary judgment, the judge dismissed all of Fletcher’s claims against our named directors but also concluded that, because the bridge loan note issued by ION Sàrl was convertible into ION common stock, Fletcher had the right to consent to the issuance of the note and that we violated Fletcher’s consent right by ION Sàrl issuing the note without Fletcher’s consent. In December 2010, the presiding judge in the case recused himself from the case without explanation and a new presiding judge was appointed to the case. The holder of the convertible note issued by ION Sàrl never exercised its right to convert the note, and the note was paid in full in March 2010. We believe that the remaining claims asserted by Fletcher in the lawsuit are without merit. We further believe that the monetary damages suffered by Fletcher as a result of ION Sàrl issuing the bridge loan note without Fletcher’s consent are nonexistent or nominal, and that the ultimate outcome of the lawsuit will not result in a material adverse effect on our financial condition or results of operations. We intend to defend the remaining claims against us in this lawsuit vigorously.
     Sercel
     On January 29, 2010, the jury in a patent infringement lawsuit filed by us against seismic equipment provider Sercel, Inc. in the United States District Court for the Eastern District of Texas returned a verdict in our favor. In the lawsuit, styled Input/Output, Inc. et al v. Sercel, Inc., (5-06-cv-00236), we alleged that Sercel’s 408, 428 and SeaRay digital seismic sensor units infringe our United States Patent No. 5,852,242, which is incorporated in our VectorSeis sensor technology. Products of ION or INOVA Geophysical that use the VectorSeis technology include the System Four, Scorpion, FireFly, and VectorSeis Ocean seismic acquisition systems. After a two-week trial, the jury concluded that Sercel infringed our patent and that our patent was valid, and the jury awarded us $25.2 million in compensatory past damages. In response to post-verdict motions made by the parties, on September 16, 2010, the presiding judge issued a series of rulings that (a) granted our motion for a permanent injunction to be issued prohibiting the manufacture, use or sale of the infringing Sercel products, (b) confirmed that our patent was valid, (c) confirmed that the jury’s finding of infringement was supported by the evidence and (d) disallowed $5.4 million of lost profits that were based on infringing products that were manufactured and delivered by Sercel outside of the United States, but were offered for sale by Sercel in the United States and involved underlying orders and payments received by Sercel in the United States. In addition, the judge concluded that the evidence supporting the jury’s finding that we were entitled to be awarded $9.0 million in lost profits associated with certain infringing pre-verdict marine sales by Sercel was too speculative and therefore disallowed that award of lost profits. As a result of the judge’s ruling, we are now entitled to be awarded an additional amount of damages equal to a reasonable royalty on the infringing pre-verdict Sercel marine sales. After we learned that Sercel continued to make sales of infringing products after the January 2010 jury verdict was rendered, we filed motions with the court to seek additional compensatory damages for the post-verdict infringing sales and enhanced damages as a result of the willful nature of Sercel’s post-verdict infringement. On February 16, 2011, the Court entered a final judgment and permanent injunction in the case. The final judgment awarded us $10.7 million in damages, plus interest, and the permanent injunction prohibits Sercel and parties acting in concert with Sercel from making, using, offering to sell, selling, or importing in the United States (which includes territorial waters of the United States) Sercel’s 408UL, 428XL and SeaRay digital sensor units, and all other products that are only colorably different from those products. The Court ordered that the additional damages to be paid by Sercel as a reasonable royalty on the infringing pre-verdict Sercel marine sales and the additional damages to be paid by Sercel resulting from post-verdict infringing sales would be determined in a separate future proceeding. Sercel and we have each appealed portions of the final judgment. We have not recorded any amounts related to this gain contingency as of March 31, 2011.
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
Item 1A. Risk Factors.
     This report contains or incorporates by reference statements concerning our future results and performance and other matters that are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “would,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of such terms or other comparable terminology. Examples of other forward-looking statements contained or incorporated by reference in this report include statements regarding:
•	the effects of current and future worldwide economic conditions and demand for oil and natural gas and seismic equipment and services;

•	future benefits to be derived from INOVA Geophysical;

•	a continuation in the future of increased capital expenditures for seismic spending;

•	the expected outcome of litigation and other claims against us;

•	the timing of anticipated sales;

•	future levels of spending by our customers;

•	future oil and gas commodity prices;

•	projected short-term and long-term effects from the Deepwater Horizon incident in the Gulf of Mexico on regulatory requirements for offshore development, which will affect us and our customers;

•	expected net revenues, income from operations and net income;

•	expected gross margins for our products and services;

•	future benefits to our customers to be derived from new products and services;

•	future growth rates for our products and services;

•	the degree and rate of future market acceptance of our new products and services;

•	our expectations regarding oil and gas exploration and production companies and contractor end-users purchasing our more technologically-advanced products and services;

•	anticipated timing and success of commercialization and capabilities of products and services under development and start-up costs associated with their development;

•	expected improved operational efficiencies from our full-wave digital products and services;

•	future cash needs and future availability of cash to fund our operations and pay our obligations;

•	potential future acquisitions;

•	future levels of capital expenditures;

•	our ability to maintain our costs at consistent percentages of our revenues in the future;

•	future demand for seismic equipment and services;

•	future seismic industry fundamentals;

•	future opportunities for new products and projected research and development expenses;

•	success in integrating our acquired businesses;

•	sufficient future profits to fully utilize our net operating losses;

•	future compliance with our debt financial covenants;

•	expectations regarding realization of deferred tax assets; and

•	anticipated results regarding accounting estimates we make.
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

     Information regarding factors that may cause actual results to vary from our expectations, called “risk factors,” appears in our Annual Report on Form 10-K for the year ended December 31, 2010 in Part II, Item 1A. “Risk Factors.” There have been no material changes from the risk factors previously disclosed in that Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     (c) During the three months ended March 31, 2011, in connection with the vesting of (or lapse of restrictions on) shares of our restricted stock held by certain employees, we acquired shares of our common stock in satisfaction of tax withholding obligations that were incurred on the vesting date. The date of cancellation, number of shares and average effective acquisition price per share were as follows:

(d) Maximum Number
(or Approximate
Dollar
			(c) Total Number of	Value) of Shares
			Shares Purchased as	That
	(a)	(b)	Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Acquired	Paid Per Share	Program	Program
January 1, 2011 to January 31, 2011	—	$—	Not applicable	Not applicable
February 1, 2011 to February 28, 2011	—	$—	Not applicable	Not applicable
March 1, 2011 to March 31, 2011	21,404	$12.42	Not applicable	Not applicable

Total	21,404	$12.42

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ION GEOPHYSICAL CORPORATION
By:	/s/ R. Brian Hanson
R. Brian Hanson
Executive Vice President and Chief Financial Officer (Duly authorized executive officer and principal financial officer)

Date: May 5, 2011

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.