Form 10-Q
period 2011-06-30
ION GEOPHYSICAL CORP
filed 2011-08-04
CIK 866609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☑ No: ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No: ☑
At July 27, 2011, there were 155,138,787 shares of common stock, par value $0.01 per share, outstanding.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS FOR FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2011

PAGE
PART I. Financial Information
Item 1. Unaudited Financial Statements
Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	3
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010	4
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010	5
Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures about Market Risk	26
Item 4. Controls and Procedures	26

PART II. Other Information
Item 1. Legal Proceedings	26
Item 1A. Risk Factors	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 6. Exhibits	30
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011 (unaudited)	2010 (audited)
	( In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$55,953	$84,419
Short-term investments	39,000	—
Accounts receivable, net	65,921	77,576
Unbilled receivables	45,306	70,590
Inventories	86,160	66,882
Prepaid expenses and other current assets	15,373	13,165

Total current assets	307,713	312,632
Deferred income tax asset	14,098	8,998
Property, plant and equipment, net	25,913	20,145
Multi-client data library, net	120,086	112,620
Investment in INOVA Geophysical	91,722	95,173
Goodwill	52,194	51,333
Intangible assets, net	17,654	20,317
Other assets	10,054	3,224

Total assets	$639,434	$624,442

LIABILITIES AND EQUITY

Current liabilities:
Notes payable and current maturities of long-term debt	$5,119	$6,073
Accounts payable	30,700	30,940
Accrued expenses	42,811	54,799
Accrued multi-client data library royalties	13,024	18,667
Deferred revenue and other current liabilities	36,558	22,887

Total current liabilities	128,212	133,366
Long-term debt, net of current maturities	100,153	102,587
Other long-term liabilities	7,499	8,042

Total liabilities	235,864	243,995

Equity:
Cumulative convertible preferred stock	27,000	27,000
Common stock, $0.01 par value; authorized 200,000,000 shares; outstanding 155,118,287 and 152,870,679 shares at June 30, 2011 and December 31, 2010, respectively, net of treasury stock	1,551	1,529
Additional paid-in capital	837,726	822,399
Accumulated deficit	(445,015)	(448,386)
Accumulated other comprehensive loss	(11,376)	(15,530)
Treasury stock, at cost, 849,539 shares both at June 30, 2011 and December 31, 2010	(6,565)	(6,565)

Total stockholders’ equity	403,321	380,447
Noncontrolling interest	249	—

Total equity	403,570	380,447

Total liabilities and equity	$639,434	$624,442

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Product revenues	$39,016	$39,433	$71,403	$79,675
Service revenues	49,516	35,953	107,681	84,430

Total net revenues	88,532	75,386	179,084	164,105

Cost of products	17,624	20,576	32,263	51,067
Cost of services	37,277	26,748	82,051	62,610

Gross profit	33,631	28,062	64,770	50,428

Operating expenses:
Research, development and engineering	5,906	5,217	11,745	14,216
Marketing and sales	7,838	5,649	14,880	13,555
General and administrative	11,087	11,212	23,274	27,650

Total operating expenses	24,831	22,078	49,899	55,421

Income (loss) from operations	8,800	5,984	14,871	(4,993)
Interest expense, net	(1,187)	(1,373)	(2,802)	(27,016)
Loss on disposition of land division	—	—	—	(38,115)
Fair value adjustment of warrant	—	—	—	12,788
Equity in losses of INOVA Geophysical	(4,173)	(179)	(5,033)	(179)
Other income (expense)	497	(799)	(2,502)	2,418

Income (loss) before income taxes	3,937	3,633	4,534	(55,097)
Income tax expense	1,085	2,174	1,232	14,334

Net income (loss)	2,852	1,459	3,302	(69,431)
Net income attributable to noncontrolling interest	44	—	69	—

Net income (loss) attributable to ION	2,896	1,459	3,371	(69,431)
Preferred stock dividends	338	385	676	1,260

Net income (loss) applicable to common shares	$2,558	$1,074	$2,695	$(70,691)

Net income (loss) per share:
Basic	$0.02	$0.01	$0.02	$(0.52)

Diluted	$0.02	$0.01	$0.02	$(0.52)

Weighted average number of common shares outstanding:
Basic	155,096	151,441	154,385	135,962
Diluted	156,553	152,036	156,058	135,962
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$3,302	$(69,341)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization (other than multi-client library)	7,476	15,766
Amortization of multi-client library	36,748	18,858
Stock-based compensation expense related to stock options, nonvested stock and employee stock purchases	3,727	3,343
Amortization of debt discount	—	8,656
Write-off of unamortized debt issuance costs	—	10,121
Fair value adjustment of warrant	—	(12,788)
Loss on disposition of land division	—	38,115
Equity in losses of INOVA Geophysical	5,033	179
Deferred income taxes	(8,192)	8,250
Change in operating assets and liabilities:
Accounts receivable	11,422	31,088
Unbilled receivables	25,284	(8,183)
Inventories	(22,051)	1,153
Accounts payable, accrued expenses and accrued royalties	(15,847)	(23,568)
Deferred revenue	16,630	1,768
Other assets and liabilities	(2,720)	(3,755)

Net cash provided by operating activities	60,812	19,572

Cash flows from investing activities:
Purchase of property, plant and equipment	(7,240)	(2,056)
Investment in multi-client data library	(46,102)	(21,226)
Purchase of short-term investments	(80,000)	—
Proceeds from sale of short-term investments	41,000	—
Investment in a convertible note	(6,500)	—
Proceeds from disposition of land division, net of fees paid	—	99,790
Advances to INOVA Geophysical	—	(6,500)
Other investing activities	50	(1,272)

Net cash provided by (used in) investing activities	(98,792)	68,736

Cash flows from financing activities:
Borrowings under revolving line of credit	—	85,000
Repayments under revolving line of credit	—	(174,429)
Net proceeds from the issuance of debt	—	105,695
Net proceeds from the issuance of stock	—	38,039
Payments on notes payable and long-term debt	(3,388)	(142,047)
Payment of preferred dividends	(676)	(1,260)
Contribution from noncontrolling interest	307	—
Proceeds from exercise of stock options	12,931	—
Other financing activities	(40)	(78)

Net cash provided by (used in) financing activities	9,134	(89,080)

Effect of change in foreign currency exchange rates on cash and cash equivalents	380	843

Net increase (decrease) in cash and cash equivalents	(28,466)	71
Cash and cash equivalents at beginning of period	84,419	16,217

Cash and cash equivalents at end of period	$55,953	$16,288

Non-cash items from investing and financing activities:
Transfer of inventory to rental equipment	$2,978	$—
Reduction in multi-client data library related to finalization of accrued liabilities	1,888	—
Expiration of BGP Warrant	—	32,001
Conversion of BGP Domestic Convertible Note to equity	—	28,571
Investment in INOVA Geophysical	—	119,000
Exchange of RXT receivables into shares	—	9,516
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation
     The condensed consolidated balance sheet of ION Geophysical Corporation and its subsidiaries (collectively referred to as the “Company” or “ION,” unless the context otherwise requires) at December 31, 2010 has been derived from the Company’s audited consolidated financial statements at that date. The condensed consolidated balance sheet at June 30, 2011, the condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010, and the condensed consolidated statements of cash flows for the six months ended June 30, 2011 and 2010 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the operating results for a full year or of future operations.
     These condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements presented in accordance with accounting principles generally accepted in the United States have been omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and on Form 10-K/A which contains the separate consolidated financial statements of INOVA Geophysical Equipment Limited for the fiscal year ended December 31, 2010.
(2) Equity Method Investment in INOVA Geophysical
     On March 25, 2010, the Company completed the disposition of most of its land seismic equipment businesses in connection with its formation of a land equipment joint venture with BGP, Inc., China National Petroleum Corporation (“BGP”). BGP is a subsidiary of China National Petroleum Corporation (“CNPC”) and is a leading global geophysical services contracting company. The resulting joint venture company, organized under the laws of the People’s Republic of China, is named INOVA Geophysical Equipment Limited (“INOVA,” or “INOVA Geophysical”). BGP owns a 51% interest in INOVA Geophysical, and the Company owns a 49% interest. INOVA Geophysical is managed through a Board of Directors consisting of four members appointed by BGP and three members appointed by the Company. The Company accounts for its 49% interest in INOVA Geophysical as an equity method investment and, as provided by Accounting Standards Codification (“ASC”) 815 “Investments,” the Company records its share of earnings in INOVA Geophysical on a one fiscal quarter lag basis. The Company’s share of INOVA Geophysical’s losses for the five-day period ended March 31, 2010 of $0.2 million is included in its financial results for the three months ended June 30, 2010, and INOVA Geophysical’s financial results for this five-day period are not presented in the table below. The following table reflects summarized, unaudited financial information for INOVA Geophysical for the three months ended March 31, 2011 and for the six-month period from October 1, 2010 through March 31, 2011 (in thousands):

	Three Months	October 1, 2010
	Ended	through
	March 31, 2011	March 31, 2011
Total net revenues	$32,452	$77,991
Gross profit	$3,708	$14,924
Loss from operations	$(6,657)	$(9,867)
Net loss	$(8,090)	$(10,771)
(3) Segment Information
     The Company evaluates and reviews its results based on four segments: Systems, Software, Solutions and Legacy Land Systems (INOVA). The Company measures segment operating results based on income from operations. The Legacy Land Systems (INOVA) segment represents the disposed land division operations through March 25, 2010, the date of the formation of the INOVA Geophysical joint venture.

     A summary of segment information is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net revenues:
Systems:
Towed Streamer	$20,234	$19,677	$37,781	$29,910
Ocean Bottom	507	1,137	509	1,311
Other	8,734	8,978	15,145	14,686

Total	$29,475	$29,792	$53,435	$45,907

Software:
Software Systems	$9,541	$9,641	$17,968	$17,257
Services	558	492	830	848

Total	$10,099	$10,133	$18,798	$18,105

Solutions:
Data Processing	$20,634	$27,753	$40,933	$51,718
New Venture	9,772	4,917	32,222	12,343
Data Library	18,552	2,791	33,696	19,521

Total	$48,958	$35,461	$106,851	$83,582

Legacy Land Systems (INOVA)	$—	$—	$—	$16,511

Total	$88,532	$75,386	$179,084	$164,105

Gross profit:
Systems	$15,110	$12,381	$27,355	$17,939
Software	7,331	6,811	12,909	12,180
Solutions	11,190	8,870	24,506	21,293
Legacy Land Systems (INOVA)	—	—	—	(984)

Total	$33,631	$28,062	$64,770	$50,428

Gross margin:
Systems	51%	42%	51%	39%
Software	73%	67%	69%	67%
Solutions	23%	25%	23%	26%
Legacy Land Systems (INOVA)	—%	—%	—%	(6%)

Total	38%	37%	36%	31%

Income (loss) from operations:
Systems	$9,057	$7,231	$15,137	$8,140
Software	6,439	6,256	11,292	11,062
Solutions	3,042	2,548	8,854	8,113
Legacy Land Systems (INOVA)	—	—	—	(9,623)
Corporate and other	(9,738)	(10,051)	(20,412)	(22,685)

Income (loss) from operations	8,800	5,984	14,871	(4,993)

Interest expense, net	(1,187)	(1,373)	(2,802)	(27,016)
Loss on disposition of land division	—	—	—	(38,115)
Fair value adjustment of warrant	—	—	—	12,788
Equity in losses of INOVA Geophysical	(4,173)	(179)	(5,033)	(179)
Other income (expense)	497	(799)	(2,502)	2,418

Income (loss) before income taxes	$3,937	$3,633	$4,534	$(55,097)

(4) Investments
     Short-term Investments
     Short-term investments are comprised solely of bank certificates of deposit denominated in U.S. dollars with original maturities in excess of three months and represent the investment of excess cash that is available for current operations. The Company recorded these investments on its balance sheet at cost based on its intent and ability to hold these investments to maturity. These short-term investments were purchased at a cost, which approximates fair value based on Level 1 inputs, of $80.0 million and have scheduled maturities through January 2012. During the second quarter of 2011, the Company liquidated $41.0 million of its original investment to cover the working capital required to bridge the funding of the Company’s multi-client projects.
     Long-term Investment
     In May 2011, the Company purchased a convertible note from a private U.S-based technology company. The principal amount of the note is $6.5 million and bears interest at a rate of 4% per annum. The maturity date of the note is two years; however, the note will automatically convert into shares of common stock of the investee on the earlier to occur of (a) the maturity date of the note and (b) the date funds are invested into the investee by any venture capital firm or other investor. Upon the occurrence of a conversion event, the note will convert into a number of shares of common stock equal to 15% of the total post-conversion outstanding shares of common stock of the investee. The investee does not have the right to prepay any principal on the note without the Company’s consent; therefore, it is expected that the note will automatically convert within two years. Interest on the note will be paid in cash upon the maturity date, or conversion, if sooner.
     The Company classifies its investment as available-for-sale and has recorded the fair value of this investment as a noncurrent asset included in other assets on its consolidated balance sheet with unrealized gains and losses reflected in accumulated other comprehensive income until realized. The Company uses a market approach to estimate the fair value of its investment in the convertible debt security using Level 3 inputs, such as financial information available related to the investee and the length of time since the investment was purchased in May 2011. As of June 30, 2011, the fair value of this investment was $6.5 million with no unrealized gains or losses recorded in accumulated other comprehensive income.
(5) Inventories
     A summary of inventories is as follows (in thousands):

	June 30,	December 31,
	2011	2010
Raw materials and subassemblies	$42,552	$39,412
Work-in-process	4,370	4,605
Finished goods	52,244	35,741
Reserve for excess and obsolete inventories	(13,006)	(12,876)

Total	$86,160	$66,882

(6) Net Income (Loss) per Share
     Basic net income (loss) per common share is computed by dividing net income (loss) applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted net income per common share is determined based on the assumption that dilutive restricted stock and restricted stock unit awards have vested and outstanding dilutive stock options have been exercised and the aggregate proceeds were used to reacquire common stock using the average price of such common stock for the period. The total number of shares issued or committed for issuance under outstanding stock options at June 30, 2011 and 2010 was 5,396,075 and 7,575,100, respectively, and the total number of shares of restricted stock and shares reserved for restricted stock units outstanding at June 30, 2011 and 2010 was 964,882 and 914,907, respectively.

     There are 27,000 outstanding shares of the Company’s Series D Cumulative Convertible Preferred Stock, which may currently be converted, at the holder’s election, into up to 6,065,075 shares of the Company’s common stock. See further discussion of the Series D Preferred Stock conversion provisions at Note 8 “— Cumulative Convertible Preferred Stock” and Note 12 “— Litigation.” The outstanding shares of all Series D Preferred Stock were anti-dilutive for all periods presented.
     The following table summarizes the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income (loss) applicable to common shares	$2,558	$1,074	$2,695	$(70,691)

Weighted average number of common shares outstanding	155,096	151,441	154,385	135,962
Effect of dilutive stock awards	1,457	595	1,673	—

Weighted average number of diluted common shares outstanding	156,553	152,036	156,058	135,962

Basic net income (loss) per share	$0.02	$0.01	$0.02	$(0.52)
Diluted net income (loss) per share	$0.02	$0.01	$0.02	$(0.52)
(7) Notes Payable, Long-term Debt, Lease Obligations and Interest Rate Caps

	June 30,	December 31,
Obligations (in thousands)	2011	2010
$100.0 million revolving line of credit	$—	$—
Term loan facility	101,250	103,250
Facility lease obligation	3,365	3,657
Equipment capital leases and other notes payable	657	1,753

Total	105,272	108,660
Current portion of notes payable, long-term debt and lease obligations	(5,119)	(6,073)

Non-current portion of notes payable, long-term debt and lease obligations	$100,153	$102,587

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
     The Credit Facility provides ION with a revolving line of credit of up to $100.0 million in borrowings (including borrowings for letters of credit) and refinanced ION’s outstanding term loan with a new term loan in the original principal amount of $106.3 million. As of June 30, 2011, ION had no indebtedness outstanding under the revolving line of credit.
     The revolving credit facility and term loan under the Credit Facility are each scheduled to mature on March 24, 2015. The $106.3 million original principal amount under the term loan is subject to scheduled quarterly amortization payments that commenced on June 30, 2010, of $1.0 million per quarter until the maturity date, with the remaining unpaid principal amount of the term loan due upon the maturity date. The indebtedness under the Credit Facility may sooner mature on a date that is 18 months after the earlier of (i) any dissolution of INOVA Geophysical, or (ii) the administrative agent determining in good faith that INOVA Geophysical is unable to perform its obligations under its guarantee.

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
     As of June 30, 2011, the $101.3 million in outstanding term loan indebtedness under the Credit Facility accrued interest at a rate of 3.8% per annum.
     The Credit Facility requires compliance with certain financial covenants. Certain of these financial covenants became effective on June 30, 2011, and will continue in effect for each fiscal quarter thereafter over the term of the Credit Facility. These financial covenants require ION and its U.S. subsidiaries to:
•	Maintain a minimum fixed charge coverage ratio in an amount equal to at least 1.125 to 1;

•	Not exceed a maximum leverage ratio of 3.25 to 1; and

•	Maintain a minimum tangible net worth of at least 60% of ION’s tangible net worth as of March 31, 2010, as defined in the Credit Agreement.
     The fixed charge coverage ratio is defined as the ratio of (i) ION’s consolidated EBITDA less cash income tax expense and non-financed capital expenditures, to (ii) the sum of scheduled payments of lease payments and payments of principal indebtedness, interest expense actually paid and cash dividends, in each case for the four consecutive fiscal quarters most recently ended. The leverage ratio is defined as the ratio of (x) total funded consolidated debt, capital lease obligations and issued letters of credit (net of cash collateral) to (y) consolidated EBITDA of ION for the four consecutive fiscal quarters most recently ended. The Company was in compliance with these financial covenants when they became effective on June 30, 2011, and expects to remain in compliance with these financial covenants throughout the remainder of 2011.
     Interest Rate Caps
     In August 2010, the Company entered into an interest rate cap agreement and purchased interest rate caps (the “August 2010 Caps”) having an initial notional amount of $103.3 million with a three-month average LIBOR cap of 2.0%. If and when the three-month average LIBOR rate exceeds 2.0%, the LIBOR portion of interest owed by the Company would be capped at 2.0%. The initial notional amount was set to equal the projected outstanding balance under the Company’s term loan facility at December 31, 2010. The notional amount was then set so as not to exceed the Company’s outstanding balance of its term loan facility over a period extending through March 29, 2013. The Company purchased these interest rate caps for approximately $0.4 million.
     In July 2011, the Company purchased additional interest rate caps (the “July 2011 Caps”) related to its term loan facility. The notional amounts, together with the notional amounts of the August 2010 Caps, were set so as not to exceed the outstanding balance of the Company’s term loan facility over a period that extends through March 31, 2014. The Company purchased these interest rate caps for an amount equal to approximately $0.3 million.
     As of July 2011, the Company held interest rate caps as follows (amounts in thousands):

		Notional Amounts
Payment Date	Cap Rate	August 2010 Caps	July 2011 Caps	Total
September 29, 2011	2.0%	$91,125	$—	$91,125
December 29, 2011	2.0%	$90,225	$—	$90,225
March 29, 2012	2.0%	$89,325	$—	$89,325
June 29, 2012	2.0%	$68,775	$18,850	$87,625
September 28, 2012	2.0%	$68,075	$18,650	$86,725
December 31, 2012	2.0%	$67,375	$18,450	$85,825
March 29, 2013	2.0%	$66,675	$18,250	$84,925
June 28, 2013	2.0%	$—	$63,175	$63,175
September 30, 2013	2.0%	$—	$62,475	$62,475
December 31, 2013	2.0%	$—	$61,775	$61,775
March 31, 2014	2.0%	$—	$61,075	$61,075
     These interest rate caps have been designated as cash flow hedges according to ASC 815 (“Derivatives and Hedging”) and, accordingly, the effective portion of the change in fair value of these interest rate caps are recognized in other comprehensive income in the Company’s consolidated financial statements. As of June 30, 2011, the total fair value of the August 2010 Caps was $0.1 million, which was based on Level 2 inputs such as interest rates and yield curves that are observable at commonly quoted intervals. For both the three and six months ended June 30, 2011, there was approximately $0.1 million, net of tax, related to the change in fair value included in other comprehensive income.
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
     Dividends on the shares of Series D Preferred Stock must be paid in cash on a quarterly basis. Dividends are payable at a rate equal to the greater of (i) 5.0% per annum or (ii) the three month LIBOR rate on the last day of the immediately preceding calendar quarter plus 2.5% per annum. The Series D Preferred Stock dividend rate was 5.0% at June 30, 2011.
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
     In addition, under the Fletcher Agreement, the aggregate number of shares of common stock issued or issuable to Fletcher upon conversion or redemption of, or as dividends paid on, the Series D Preferred Stock could not exceed a designated maximum number of shares (the “Maximum Number”), and such Maximum Number could be increased by Fletcher providing the Company with a 65-day notice of increase, but under no circumstance could the total number of shares of common stock issued or issuable to Fletcher with respect to the Series D Preferred Stock ever exceed 15,724,306 shares. The Fletcher Agreement had designated 7,669,434 shares as the original Maximum Number. On November 28, 2008, Fletcher delivered a notice to the Company to increase the Maximum Number to 9,669,434 shares, effective February 1, 2009. On November 8, 2010, Fletcher delivered a notice to the Company to increase the Maximum Number to the full 15,724,306 shares, effective January 12, 2011. See discussion of legal actions between Fletcher and the Company at Note 12 “— Litigation.”
     On April 8, 2010, Fletcher converted 8,000 of its shares of the outstanding Series D-1 Cumulative Convertible Preferred Stock and all of the outstanding 35,000 shares of the Series D-3 Cumulative Convertible Preferred Stock into a total of 9,659,231 shares of the Company’s common stock. The conversion price for these shares was $4.4517 per share, in accordance with the terms of these series of preferred stock. Fletcher continues to own 22,000 shares of the Series D-1 Cumulative Convertible Preferred Stock and 5,000

shares of the Series D-2 Cumulative Convertible Preferred Stock. As a result of Fletcher’s delivery of its notice to increase the Maximum Number to the full 15,724,306 shares in November 2010, under the terms of the Fletcher Agreement, Fletcher’s remaining 27,000 shares of Series D Preferred Stock are convertible into 6,065,075 shares of the Company’s common stock. The conversion prices and number of shares of common stock to be acquired upon conversion are also subject to customary anti-dilution adjustments. Fletcher remains the sole holder of all of the outstanding shares of Series D Preferred Stock.
(9) Noncontrolling Interest
     In February 2011, the Company established a new seismic data processing center in Rio de Janeiro, Brazil, with Brazilian energy consultancy Bratexco, to provide advanced imaging services to E&P companies operating in basins off the coast of Brazil. The entity is named GX Technology Processamento de Dados Ltda. The Company owns a 70% interest, and Bratexco owns a 30% interest. Bratexco’s initial cash contribution was $0.2 million.
     The Company consolidates the assets, liabilities, revenues and expenses of all majority-owned subsidiaries over which the Company exercises control or for which the Company has a controlling financial interest. Bratexco’s interest in results of operations related to the entity is reflected in “Net income attributable to noncontrolling interest” in the condensed consolidated statements of operations and its interest in the assets and liabilities related to the entity is reflected in “Noncontrolling interest” in the condensed consolidated balance sheet.
(10) Income Taxes
     The Company maintains a valuation allowance for a portion of its U.S. deferred tax assets. The valuation allowance is calculated in accordance with the provisions of ASC 740 “Income Taxes,” which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. In the event the Company’s expectations of future operating results change, the valuation allowance may need to be adjusted upward or downward. As of June 30, 2011, the Company’s unreserved U.S. deferred tax assets totaled $12.0 million. These existing unreserved deferred tax assets are currently considered to be “more likely than not” realized.
     The Company’s effective tax rates for the three months ended June 30, 2011 and 2010 were 27.6% and 59.8%, respectively. The decrease in the Company’s effective tax rate for the three months ended June 30, 2011 as compared to the corresponding period in 2010 was due to lower expected tax expense in certain foreign jurisdictions for 2011. The high effective rate in the three months ended June 30, 2010 was due to an update to the Company’s expectation of the distribution of earnings between U.S. and foreign jurisdictions resulting in a higher than usual estimated annual effective tax rate for that period. The Company’s effective tax rates for the six months ended June 30, 2011 and 2010 were 27.2% (provision on income) and 26.0% (provision on a loss), respectively. The increase in the Company’s effective tax rate for the six months ended June 30, 2011 was due primarily to changes in the distribution of earnings between U.S. and foreign jurisdictions.
     A reconciliation of the expected income tax expense (benefit) on income (loss) before income taxes using the statutory federal income tax rate of 35% for the six months ended June 30, 2011 and 2010 to income tax expense is as follows (in thousands):

	Six Months Ended
	June 30,
	2011	2010
Expected income tax expense (benefit) at 35%	$1,587	$(19,284)
Foreign taxes (tax rate differential and foreign tax differences)	(333)	2,075
Formation of INOVA Geophysical	—	10,507
Nondeductible financings	—	1,015
Nondeductible expenses and other	(22)	(292)
Deferred tax asset valuation allowance on formation of INOVA Geophysical	—	20,313

Total income tax expense	$1,232	$14,334

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
(11) Comprehensive Net Income (Loss)
     The components of comprehensive net income (loss) are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income (loss)	$2,852	$1,459	$3,302	$(69,431)

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments (ION)	(313)	696	3,237	(1,730)
Foreign currency translation adjustments (noncontrolling interest)	(11)	—	(11)	—
Change in fair value of effective cash flow hedges (net of taxes)	(104)	—	(148)	—
Equity interest in INOVA Geophysical’s other comprehensive income	997	—	1,582	—
Unrealized income (loss) on available-for-sale securities	308	(7,352)	(506)	(7,352)

Total other comprehensive income (loss)	877	(6,656)	4,154	(9,082)

Comprehensive net income (loss)	3,729	(5,197)	7,456	(78,513)
Comprehensive income attributable to noncontrolling interest	44	—	69	—

Comprehensive net income (loss) attributable to ION	$3,773	$(5,197)	$7,525	$(78,513)

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
     Fletcher
     On November 25, 2009, Fletcher, the holder of shares of the Company’s outstanding Series D Preferred Stock, filed a lawsuit against the Company and certain of its directors in the Delaware Court of Chancery. In the lawsuit, styled Fletcher International, Ltd. v. ION Geophysical Corporation, f/k/a Input/Output, Inc., ION International S.à r.l., James M. Lapeyre, Bruce S. Appelbaum, Theodore H. Elliott, Jr., Franklin Myers, S. James Nelson, Jr., Robert P. Peebler, John Seitz, G. Thomas Marsh And Nicholas G. Vlahakis, Fletcher alleged, among other things, that the Company violated Fletcher’s consent rights contained in the Series D Preferred Stock Certificates of Designation, by ION Sàrl’s issuance of a convertible promissory note to the Bank of China, New York Branch, in connection with a bridge loan funded in October 2009 by Bank of China, and that the directors violated their fiduciary duty to the Company by allowing ION Sàrl to issue the convertible note without Fletcher’s consent. A total of $10.0 million was advanced to ION Sàrl under the bridge loan, and ION Sàrl repaid $10 million on the following day. Fletcher sought a court order requiring ION Sàrl to repay the $10 million advanced to ION Sàrl under the bridge loan and unspecified monetary damages. On March 24, 2010, the presiding judge in the case denied Fletcher’s request for the court order. In a Memorandum Opinion issued on May 28, 2010 in response to a motion for partial summary judgment, the judge dismissed all of Fletcher’s claims against the named Company directors but also concluded that, because the bridge loan note issued by ION Sàrl was convertible into ION common stock, Fletcher technically had the right to consent to the issuance of the note and that the Company violated Fletcher’s consent right by ION Sàrl issuing the note without Fletcher’s consent. In December 2010, the presiding judge in the case recused himself from the case and a new presiding judge was appointed to the case. The Company believes that the remaining claims asserted by Fletcher in the lawsuit are without merit. The Company further believes that the monetary damages suffered by Fletcher as a result of ION Sàrl issuing the bridge loan note without Fletcher’s consent are nonexistent or nominal, and that the ultimate outcome of the lawsuit will not result in a material adverse effect on the Company’s financial condition or results of operations. The Company intends to defend the remaining claims against it in this lawsuit vigorously.
     Sercel
     On January 29, 2010, the jury in a patent infringement lawsuit filed by the Company against seismic equipment provider Sercel, Inc. in the United States District Court for the Eastern District of Texas returned a verdict in the Company’s favor. In the lawsuit, styled Input/Output, Inc. et al v. Sercel, Inc., (5-06-cv-00236), the Company alleged that Sercel’s 408, 428 and SeaRay digital seismic sensor units infringe the Company’s United States Patent No. 5,852,242, which is incorporated in the Company’s VectorSeis® sensor technology. Products of the Company or INOVA Geophysical that use the VectorSeis technology include the System Four, Scorpion®, FireFly®, and VectorSeis Ocean seismic acquisition systems. After a two-week trial, the jury concluded that Sercel infringed the Company’s patent and that the Company’s patent was valid, and the jury awarded the Company $25.2 million in compensatory past damages. In response to post-verdict motions made by the parties, on September 16, 2010, the presiding judge issued a series of rulings that (a) granted the Company’s motion for a permanent injunction to be issued prohibiting the manufacture, use or sale of the infringing Sercel products, (b) confirmed that the Company’s patent was valid, (c) confirmed that the jury’s finding of infringement was supported by the evidence and (d) disallowed $5.4 million of lost profits that were based on infringing products that were manufactured and delivered by Sercel outside of the United States, but were offered for sale by Sercel in the United States and involved underlying orders and payments received by Sercel in the United States. In addition, the judge concluded that the evidence supporting the jury’s finding that the Company was entitled to be awarded $9.0 million in lost profits associated with certain infringing pre-verdict marine sales by Sercel was too speculative and therefore disallowed that award of lost profits. As a result of the judge’s ruling, the Company is now entitled to be awarded an additional amount of damages equal to a reasonable royalty on the infringing pre-verdict Sercel marine sales. After the Company learned that Sercel continued to make sales of infringing products after the January 2010 jury verdict was rendered, the Company filed motions with the court to seek additional compensatory damages for the post-verdict infringing sales and enhanced damages as a result of the willful nature of Sercel’s post-verdict infringement. On February 16, 2011, the Court entered a final judgment and permanent injunction in the case. The final judgment awarded the Company $10.7 million in damages, plus interest, and the permanent injunction prohibits Sercel and parties acting in concert with Sercel from making, using, offering to sell, selling, or importing in the United States (which includes territorial waters of the United States) Sercel’s 408UL, 428XL and SeaRay digital sensor units, and all other products that are only colorably different from those products. The Court ordered that the additional damages to be paid by Sercel as a reasonable royalty on the infringing pre-verdict

Sercel marine sales and the additional damages to be paid by Sercel resulting from post-verdict infringing sales would be determined in a separate future proceeding. Sercel and the Company have each appealed portions of the final judgment. The Company has not recorded any amounts related to this gain contingency as of June 30, 2011.
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
(13) Concentration of Credit and Foreign Sales Risks
     The majority of the Company’s foreign sales are denominated in U.S. dollars. Product revenues are allocated to geographical locations on the basis of the ultimate destination of the equipment, if known. If the ultimate destination of such equipment is not known, product revenues are allocated to the geographical location of initial shipment. Service revenues, which relate primarily to the Solutions division, are allocated based upon the billing location of the customer. For the six months ended June 30, 2011 and 2010, international sales comprised 64% and 50%, respectively, of total net revenues.
     A summary of net revenues by geographic area follows (in thousands):

	Six Months Ended
	June 30,
	2011	2010
North America	$64,770	$82,354
Europe	56,657	34,755
Asia Pacific	30,136	16,582
Middle East	17,377	3,442
Latin America	4,451	13,878
Africa	3,713	11,528
Commonwealth of Independent States (CIS)	1,980	1,566

Total	$179,084	$164,105

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
(14) Restructuring Activities
     At December 31, 2010, the Company had a liability (reflected in “Other long-term liabilities”) of $6.7 million related to permanently ceasing to use certain leased facilities. During the six months ended June 30, 2011, the Company made cash payments of $0.6 million and accrued $0.2 million related to accretion expense, resulting in a remaining liability of $6.3 million as of June 30, 2011.
(15) Recent Accounting Pronouncement
     In June 2011, the Financial Accounting Standards Board issued revised guidance on the presentation of comprehensive income that will be effective for the Company beginning in 2012. This guidance eliminates the option to present the components of comprehensive income as part of the statement of shareholders’ equity and also requires presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. The implementation of this revised guidance in 2012 will change the presentation of the Company’s financial statements but will not have any impact on the Company’s financial position, results of operations or cash flows.

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
     Our products and services include the following:
•	Land seismic data acquisition equipment (principally through our 49% ownership in INOVA Geophysical),

•	Marine seismic data acquisition equipment,

•	Navigation, command & control and data management software products,

•	Planning services for survey design and optimization,

•	Seismic data processing and reservoir imaging services, and

•	Seismic data libraries.
     We operate our company through four business segments: Systems, Software, Solutions and our INOVA Geophysical joint venture.
•	Systems — towed streamer and redeployable ocean bottom cable seismic data acquisition systems and shipboard recorders, streamer positioning and control systems and energy sources (such as air guns and air gun controllers) and analog geophone sensors.

•	Software — software systems and related services for navigation and data management involving towed marine streamer and seabed operations.

•	Solutions — advanced seismic data processing services for marine and land environments, seismic data libraries, and our Integrated Seismic Solutions (“ISS”) services.

•	INOVA Geophysical — cable-based, cableless and radio-controlled seismic data acquisition systems, digital sensors, vibroseis vehicles (i.e. vibrator trucks) and source controllers for detonator and energy sources business lines.

     Economic Conditions
     Demand for our seismic data acquisition products and services is cyclical and substantially dependent upon activity levels in the oil and gas industry, particularly our customers’ willingness and ability to expend their capital for oil and natural gas exploration and development projects. This demand is sensitive to current and expected future oil and natural gas prices. During the first half of 2011, oil prices initially rose above $100 per barrel followed by downward movement towards $90 per barrel. External reports indicate that oil prices for 2011 will likely remain above $80 per barrel as global demand for energy continues to grow. Unlike the recovery in oil prices, U.S. natural gas prices have remained depressed relative to 2008 levels, due to the excess supply of natural gas in the North American market. However, demand for natural gas and interest in oil shale opportunities are increasing, and developments in the technology to locate and extract oil shale reserves are continuing.
     As economic conditions improved during the second half of 2010, our E&P customers increased their capital spending levels leading to significant fourth quarter licensing of our data libraries. In addition, our new venture activities increased during the second half of 2010. Our data processing and software businesses also grew during 2010. The marine side of our systems business experienced consistent demand for its towed streamer product, and the land seismic business, particularly in North America and Russia, began showing signs of improvement.
     During the first half of 2011, our Solutions segment’s data library and new venture business delivered increased revenues compared to the first half of 2010, driven by our customers’ strong demand for access to our multi-client programs in Northeast Greenland, East Africa, Brazil and the Gulf of Mexico. In addition, similar to 2010, we expect to see increased new venture activity in the second half of this year. Our Solutions segment’s data processing business, which had shown signs of growth throughout 2010, began to be impacted by the lagging effects of the slowdown in the Gulf of Mexico during the first half of 2011. However, our data processing sales pipeline has grown significantly during the second quarter of 2011 and we expect to see this growth begin to convert into revenues during the fourth quarter of this year.
     Our Software business generated slightly higher revenues during the first half of 2011 compared to the prior period due to favorable foreign currency exchange rates. In terms of British pounds sterling, Software segment revenues declined slightly as higher sales of Orca and Gator software were offset by decreased revenue associated with a large sale of Gator-related hardware in the prior period which was not repeated in the current period.
     Revenues for our Systems’ business increased for the first half of 2011 as demand for our marine products offset decreased sales of our sensor geophone products. The land seismic business, particularly INOVA Geophysical’s business in North America and Russia, continues to show signs of recovery. However, due to the recent political unrest in North Africa and the Middle East, and the planned launch of INOVA Geophysical’s next-generation cable and cableless land acquisition systems later this year, we do not expect to see significant improvements in our land seismic business’s results until 2012.
     As market conditions continue to improve and the global energy demand continues to grow, we believe that our industry’s long-term prospects remain favorable because of the decreasing number of significant new discoveries and the increasing interest in oil and natural gas shale opportunities, as developments in the technology to locate and extract shale reserves continue to progress. We believe that technologies that add a competitive advantage through cost reductions or improvements in productivity will continue to be valued in our marketplace. We expect that our latest technologies such as DigiFIN®, Orca®, and INOVA Geophysical’s FireFly will continue to attract customer interest because those technologies are designed to deliver improvements in image quality within more productive delivery systems.
     Key Financial Metrics
     The following table provides an overview of key financial metrics for our company as a whole and our four business segments during the three and six months ended June 30, 2011, compared to those for the same period of 2010 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net revenues:
Systems:
Towed Streamer	$20,234	$19,677	$37,781	$29,910
Ocean Bottom	507	1,137	509	1,311
Other	8,734	8,978	15,145	14,686

Total	$29,475	$29,792	$53,435	$45,907

Software:
Software Systems	$9,541	$9,641	$17,968	$17,257
Services	558	492	830	848

Total	$10,099	$10,133	$18,798	$18,105

Solutions:
Data Processing	$20,634	$27,753	$40,933	$51,718
New Venture	9,772	4,917	32,222	12,343
Data Library	18,552	2,791	33,696	19,521

Total	$48,958	$35,461	$106,851	$83,582

Legacy Land Systems (INOVA)	$—	$—	$—	$16,511

Total	$88,532	$75,386	$179,084	$164,105

Gross profit:
Systems	$15,110	$12,381	$27,355	$17,939
Software	7,331	6,811	12,909	12,180
Solutions	11,190	8,870	24,506	21,293
Legacy Land Systems (INOVA)	—	—	—	(984)

Total	$33,631	$28,062	$64,770	$50,428

Gross margin:
Systems	51%	42%	51%	39%
Software	73%	67%	69%	67%
Solutions	23%	25%	23%	26%
Legacy Land Systems (INOVA)	—%	—%	—%	(6%)

Total	38%	37%	36%	31%

Income (loss) from operations:
Systems	$9,057	$7,231	$15,137	$8,140
Software	6,439	6,256	11,292	11,062
Solutions	3,042	2,548	8,854	8,113
Legacy Land Systems (INOVA)	—	—	—	(9,623)
Corporate and other	(9,738)	(10,051)	(20,412)	(22,685)

Income (loss) from operations	$8,800	$5,984	$14,871	$(4,993)

Net income (loss) applicable to common shares	$2,558	$1,074	$2,695	$(70,691)

Basic and diluted net income (loss) per common share	$0.02	$0.01	$0.02	$(0.52)

     We intend that the following discussion of our financial condition and results of operations will provide information that will assist in understanding our consolidated financial statements, the changes in certain key items in those financial statements from quarter to quarter, and the primary factors that accounted for those changes. Our results of operations for the six months ended June 30, 2011 and 2010 were materially affected by the disposition of our land systems businesses in forming INOVA Geophysical on March 25, 2010, which affects the comparability of certain of the financial information contained in this Form 10-Q. In order to assist with the comparability to our historical results of operations, certain of the financial tables and discussions below have been adjusted to exclude the results of operations of our disposed legacy land equipment segment (which we refer to below as our “Legacy Land Systems” segment).

     We account for our 49% interest in INOVA Geophysical as an equity method investment and record our share of earnings of INOVA Geophysical on a one fiscal quarter lag basis. Thus, for the three and six months ended June 30, 2011, we recognized our share of losses in INOVA Geophysical of approximately $4.2 million and $5.0 million, respectively, which reflected joint venture operating results for the three months ended March 31, 2011 and the six month period from October 1, 2010 through March 31, 2011.
     We filed an amendment to our 2010 Annual Report on Form 10-K on Form 10-K/A in June 2011 that contained separate consolidated financial statements for INOVA Geophysical for the fiscal year ended December 31, 2010, as required under SEC Regulation S-X.
     For a discussion of factors that could impact our future operating results and financial condition, see Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.
     The information contained in this Quarterly Report on Form 10-Q contains references to our registered marks, as indicated. Except where stated otherwise or unless the context otherwise requires, the terms “VectorSeis,” “Scorpion,” “Orca,” “DigiFIN,” and “FireFly” refer to our (or INOVA Geophysical’s (as applicable)) VectorSeis®, Scorpion®, Orca®, DigiFIN® and FireFly® registered marks.
Results of Operations
     Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
     Our overall total net revenues of $88.5 million for the three months ended June 30, 2011 increased $13.1 million, or 17%, compared to total net revenues for the three months ended June 30, 2010. Our overall gross profit percentage for the three months ended June 30, 2011 was 38%, compared to 37% for the same period of 2010. Total operating expenses as a percentage of net revenues for the three months ended June 30, 2011 and 2010 were 28% and 29%, respectively. For the three months ended June 30, 2011, we recorded income from operations of $8.8 million, compared to $6.0 million for the same prior-year period.
Net Revenues, Gross Profits and Gross Margins
     Systems — Net revenues for the three months ended June 30, 2011 slightly decreased by $0.3 million, or 1%, to $29.5 million, compared to $29.8 million for the three months ended June 30, 2010. Gross profit for the three months ended June 30, 2011 increased by $2.7 million to $15.1 million, representing a 51% gross margin, compared to $12.4 million, representing a 42% gross margin, for the three months ended June 30, 2010. The increase in gross margins in our Systems segment was primarily due to higher volumes of towed streamer positioning equipment.
     Software — Net revenues for the three months ended June 30, 2011 of $10.1 million remained consistent with the net revenues for the same prior-year period. Excluding the effects of foreign currency translation, revenues decreased 9% due to one large sale of Gator-related hardware in the prior period that was not repeated in the current period. Gross profit of $7.3 million for the three months ended June 30, 2011 increased $0.5 million over the comparative period and gross margins increased by 6% to 73% due to changes in product mix (there was a relative increase in software sales during the second quarter of 2011, which have higher margins than the associated hardware sales for this segment).
     Solutions — Net revenues for the three months ended June 30, 2011 increased by $13.5 million, or 38%, to $49.0 million, compared to $35.5 million for the three months ended June 30, 2010. This increase was predominantly driven by demand for access to our multi-client data libraries in Northeast Greenland, East Africa, Brazil and the Gulf Mexico, partially offset by lower data processing revenues attributable to the lagging impact of the slowdown in the Gulf of Mexico. Gross profit increased by $2.3 million to $11.2 million compared to $8.9 million in 2010, while gross margins decreased 2% to 23% as a result of lower data processing revenues.

Operating Expenses
     Research, Development and Engineering — Research, development and engineering expense was $5.9 million, or 7% of net revenues, for the three months ended June 30, 2011, an increase of $0.7 million compared to $5.2 million or 7% of net revenues, for the corresponding period of 2010, as we continue to invest in our next generation of seismic acquisition products and services.
     Marketing and Sales — Marketing and sales expense of $7.8 million, or 9% of net revenues, for the three months ended June 30, 2011 increased $2.2 million compared to $5.6 million, or 7% of net revenues, for the corresponding period of 2010. The increase was primarily due to higher costs associated with conventions and exhibits, commissions and other employment-related expenses.
     General and Administrative — General and administrative expenses of $11.1 million for the three months ended June 30, 2011 decreased $0.1 million compared to $11.2 million, for the corresponding period of 2010. General and administrative expenses as a percentage of net revenues for the three months ended June 30, 2011 and 2010 were 13% and 15%, respectively.
Non-operating Items
     Interest Expense, net — Interest expense, net, was $1.2 million for the three months ended June 30, 2011 compared to $1.4 million for the three months ended June 30, 2010. We expect interest expense, net, for each of the remaining quarters of 2011 to be consistent with interest expense levels experienced during our first and second quarters of 2011.
     Equity in Losses of INOVA Geophysical — We account for our 49% interest in INOVA Geophysical as an equity method investment and record our share of earnings of INOVA Geophysical on a one fiscal quarter lag basis. Thus, our share of INOVA Geophysical’s losses for the three months ended March 31, 2011 are included in our financial results for the three months ended June 30, 2011. For the three months ended June 30, 2011, we recorded approximately $4.2 million of equity in losses of INOVA Geophysical compared to equity in losses of $0.2 million for the three months ended June 30, 2010, which represented our 49% share of equity in losses of INOVA Geophysical for the five-day period from March 26, 2010 to March 31, 2010. Due to the recent political unrest in North Africa and the Middle East and the planned launch of INOVA Geophysical’s next-generation cable and cableless land acquisition systems later this year, we do not expect significant positive improvements to INOVA Geophysical’s results of operations until 2012.
     Other Income (Expense) — Other income (expense) for the three months ended June 30, 2011 was $0.5 million compared to ($0.8) million for the comparative period of 2010. This difference primarily related to foreign currency exchange gains associated with our operations in the United Kingdom.
     Income Tax Expense — Income tax expense for the three months ended June 30, 2011 was $1.1 million compared to $2.2 million for the comparative period of 2010. Our effective tax rates for the three months ended June 30, 2011 and 2010 were 27.6% and 59.8%, respectively. The decrease in our effective tax rate for the three months ended June 30, 2011 as compared to the corresponding period in 2010 was due to lower expected tax expense in certain foreign jurisdictions for 2011. The high effective rate in the three months ended June 30, 2010 was due to an update to our expectation of the distribution of earnings between U.S. and foreign jurisdictions resulting in a higher than usual estimated annual effective tax rate for that period.
     Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

		Six Months Ended
	Six Months Ended	June 30, 2010
	June 30, 2011	As Reported	As Adjusted [1]
	(In thousands)
Net revenues	$179,084	$164,105	$147,594
Cost of sales	114,314	113,677	96,182

Gross profit	64,770	50,428	51,412
Gross margin	36%	31%	35%

Operating expenses:
Research, development and engineering	11,745	14,216	10,035
Marketing and sales	14,880	13,555	11,996
General and administrative	23,274	27,650	24,751

Total operating expenses	49,899	55,421	46,782

Income (loss) from operations	$14,871	$(4,993)	$4,630

[1]	Excluding Legacy Land Systems (INOVA).

     Our overall total net revenues of $179.1 million for the six months ended June 30, 2011 increased $15.0 million, or 9%, compared to total net revenues for the six months ended June 30, 2010. Excluding Legacy Land Systems (INOVA), total net revenues increased $31.5 million, or 21%, for the same comparative period. Our overall gross profit percentage for the six months ended June 30, 2011 was 36%, compared to 35%, as adjusted, for the same period of 2010. Total operating expenses as a percentage of net revenues for the six months ended June 30, 2011 and 2010 were, respectively, 28% and 32%, as adjusted. For the six months ended June 30, 2011, we recorded income from operations of $14.9 million, compared to $4.6 million, as adjusted, for the same prior-year period.
Net Revenues, Gross Profits and Gross Margins (excluding Legacy Land Systems)
     Systems — Net revenues for the six months ended June 30, 2011 increased by $7.5 million, or 16%, to $53.4 million, compared to $45.9 million for the six months ended June 30, 2010. This increase was primarily due to higher revenues from towed streamer and other marine products. Gross profit for the six months ended June 30, 2011 increased by $9.4 million to $27.4 million, representing a 51% gross margin, compared to $17.9 million, representing a 39% gross margin, for the six months ended June 30, 2010. The increase in gross margins in our Systems segment was primarily due to higher volumes of towed streamer positioning equipment.
     Software — Net revenues for the six months ended June 30, 2011 increased by $0.7 million, or 4%, to $18.8 million, compared to $18.1 million for the six months ended June 30, 2010. The increase was principally due to the favorable impact of foreign exchange rates. Excluding the effects of foreign currency translation, revenues decreased 3% as higher sales of Orca and Gator software were offset by decreased revenue associated with a large sale of Gator-related hardware which was not repeated in the current period. Gross profit of $12.9 million for the six months ended June 30, 2011 increased $0.7 million over the comparative period and gross margins increased by 2% to 69% due to changes in product mix (there was a relative increase in software sales during the first six months of 2011, which have higher margins than the associated hardware sales for this segment).
     Solutions — Net revenues for the six months ended June 30, 2011 increased by $23.3 million, or 28%, to $106.9 million, compared to $83.6 million for the six months ended June 30, 2010. This increase was predominantly driven by demand for access to our multi-client data libraries in Northeast Greenland, East Africa, Brazil and the Gulf of Mexico, partially offset by lower data processing revenues attributable to the lagging impact of the exploration and development slowdown in the Gulf of Mexico. Gross profit increased by $3.2 million to $24.5 million compared to $21.3 million in 2010, while gross margins decreased 3% to 23% as a result of lower data processing revenues.
Operating Expenses (excluding Legacy Land Systems)
     Research, Development and Engineering — Research, development and engineering expense was $11.7 million, or 7% of net revenues, for the six months ended June 30, 2011, an increase of $1.7 million compared to $10.0 million, as adjusted, or 7% of net revenues, for the corresponding period of 2010, as we continue to invest in our next generation of seismic acquisition products and services.
     Marketing and Sales — Marketing and sales expense of $14.9 million, or 8% of net revenues, for the six months ended June 30, 2011 increased $2.9 million compared to $12.0 million, as adjusted, or 8% of net revenues, for the corresponding period of 2010. The increase was primarily due to higher employment-related expenses and professional fees.
     General and Administrative — General and administrative expenses of $23.3 million for the six months ended June 30, 2011 decreased $1.5 million compared to $24.8 million, as adjusted, for the corresponding period of 2010. General and administrative expenses as a percentage of net revenues for the six months ended June 30, 2011 and 2010 were 13% and 17% (as adjusted), respectively. This decrease was predominantly due to lower legal costs.
Non-operating Items
     Interest Expense, net — Interest expense, net, was $2.8 million for the six months ended June 30, 2011 compared to $27.0 million for the six months ended June 30, 2010. As a result of our first quarter 2010 debt refinancing, our interest expense for the six months ended June 30, 2010 included a $10.1 million write-off of deferred financing charges and an $8.7 million non-cash debt discount (which was fully amortized by March 31, 2010). After excluding these two non-cash items, our interest expense, net, for the six months ended June 30, 2010 was $8.2 million. As of June 30, 2011, we had no amounts drawn on our revolving line of credit under our Credit Facility, and had cash on hand and short-term investments of $95.0 million. We expect interest expense, net, for each of the remaining quarters of 2011 to be consistent with interest expense levels experienced during our first and second quarters of 2011.
     Loss on Disposition of Land Division — Due to the formation of INOVA Geophysical, we recorded a $38.1 million loss on disposition of our land systems division in the first quarter of 2010. The majority of the loss recognized from this transaction related to accumulated foreign currency translation adjustments (effect of exchange rates) of our foreign subsidiaries, mainly in Canada.
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
     Equity in Losses of INOVA Geophysical — We account for our 49% interest in INOVA Geophysical as an equity method investment and record our share of earnings of INOVA Geophysical on a one fiscal quarter lag basis. Thus, our share of INOVA Geophysical’s losses for the six month period from October 1, 2010 through March 31, 2011 are included in our financial results for the six months ended June 30, 2011. For the six months ended June 30, 2011, we recorded charges of approximately $5.0 million compared to charges of $0.2 million for the six months ended June 30, 2010, which represented our 49% share of equity in losses of INOVA Geophysical for the five-day period from March 26, 2010 to March 31, 2010. Due to the recent political unrest in North Africa and the Middle East and the planned launch of INOVA Geophysical’s next-generation cable and cableless land acquisition systems later this year, we do not expect significant positive improvements to INOVA Geophysical’s results of operations until 2012.
     Other Income (Expense) — Other (expense) for the six months ended June 30, 2011 was ($2.5) million compared to other income of $2.4 million for the comparative period of 2010. This difference primarily related to foreign currency exchange losses primarily associated with our operations in the United Kingdom.
     Income Tax Expense (Benefit) — Income tax expense for the six months ended June 30, 2011 was $1.2 million compared to $14.3 million for the comparative period of 2010. Income tax expense for the six months ended June 30, 2010, included $16.4 million of expense related to the transactions involved in the formation of INOVA Geophysical. Our effective tax rates for the six months ended June 30, 2011 and 2010 were 27.2% (provision on income) and 26.0% (provision on a loss), respectively. Excluding the impact of the transactions involved in the formation of INOVA Geophysical, our effective tax rate for the six months ended June 30, 2010 would have been 18.9% (benefit on a loss). The change in our effective tax rate for the six months ended June 30, 2011 as compared to the corresponding period in 2010 was due primarily to discrete tax effects related to the transactions involved in the formation of the INOVA Geophysical, which occurred in the three months ended March 31, 2010, and changes in the distribution of earnings between U.S. and foreign jurisdictions.
     Preferred Stock Dividends — The preferred stock dividend relates to our Series D Preferred Stock. Quarterly dividends must be paid in cash. Dividends are paid at a rate equal to the greater of (i) 5.0% per annum or (ii) the three month LIBOR rate on the last day of the immediately preceding calendar quarter plus 2.5% per annum. The Series D Preferred Stock dividend rate was 5.0% at June 30, 2011. The total amount of dividends paid on our preferred stock for the six months ended June 30, 2011 was less than the comparative period of 2010 due to the conversion of 43,000 shares of preferred stock into 9,659,231 shares of common stock in April 2010.
Liquidity and Capital Resources
Capital Requirements and Sources of Capital
     Our cash requirements include our working capital requirements, and cash required for our debt service payments, seismic data acquisitions and capital expenditures. As of June 30, 2011, we had working capital of $179.5 million, which included $56.0 million of cash on hand and $39.0 million of short-term investments. Capital requirements are primarily driven by our continued investment in our multi-client seismic data library ($46.1 million in the six months ended June 30, 2011) and, to a lesser extent, our inventory purchase obligations. Also, our headcount is a significant driver of our working capital needs. Because a significant portion of our business is involved in the planning, processing and interpretation of seismic data services, one of our largest investments is in our employees, which involves cash expenditures for their salaries, bonuses, payroll taxes and related compensation expenses. Our working capital requirements may change from time to time depending upon many factors, including our operating results and adjustments in our operating plan required in response to industry conditions, competition, acquisition opportunities and unexpected events. In recent years, our primary sources of funds have been cash flows generated from our operations, our existing cash balances, debt and equity issuances and borrowings under our revolving credit and term loan facilities (see “— Revolving Line of Credit and Term Loan Facility” below)
     At June 30, 2011, our principal credit facility consisted of:
•	A revolving line of credit sub-facility providing for borrowings of up to $100.0 million (no borrowings were outstanding as of that date); and

•	A term loan sub-facility having an outstanding principal balance of $101.3 million.
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
     The Credit Facility provides us with a revolving line of credit of up to $100.0 million in borrowings (including borrowings for letters of credit), and refinanced our outstanding term loan with a new term loan in the original principal amount of $106.3 million. As of June 30, 2011, we had no indebtedness outstanding under the revolving line of credit.
     The revolving credit facility and term loan under the Credit Facility are each scheduled to mature on March 24, 2015. The $106.3 million original principal amount under the term loan is subject to scheduled quarterly amortization payments of $1.0 million per quarter until the maturity date, with the remaining unpaid principal amount of the term loan due upon the maturity date. The indebtedness under the Credit Facility may sooner mature on a date that is 18 months after the earlier of (i) any dissolution of INOVA Geophysical, or (ii) the administrative agent determining in good faith that INOVA Geophysical is unable to perform its obligations under its guarantee that it has provided under the Credit Facility.
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
     As of June 30, 2011, the $101.3 million in outstanding term loan indebtedness under the Credit Facility accrued interest at a rate of 3.8% per annum.
     The Credit Facility requires us to be in compliance with certain financial covenants. Certain of these financial covenants became effective on June 30, 2011 and will continue in effect for each fiscal quarter thereafter over the term of the Credit Facility. These financial covenants require us and our subsidiaries to:

•	Maintain a minimum fixed charge coverage ratio in an amount equal to at least 1.125 to 1;

•	Not exceed a maximum leverage ratio of 3.25 to 1; and

•	Maintain a minimum tangible net worth of at least 60% of ION’s tangible net worth as of March 31, 2010, as defined in the Credit Agreement.
     The fixed charge coverage ratio is defined as the ratio of (i) our consolidated EBITDA less cash income tax expense and non-financed capital expenditures, to (ii) the sum of scheduled payments of lease payments and payments of principal indebtedness, interest expense actually paid and cash dividends, in each case for the four consecutive fiscal quarters most recently ended. The leverage ratio is defined as the ratio of (x) total funded consolidated debt, capital lease obligations and issued letters of credit (net of cash collateral) to (y) our consolidated EBITDA for the four consecutive fiscal quarters most recently ended. We were in compliance with these financial covenants as of June 30, 2011, and we expect to remain in compliance with these covenants throughout the remainder of 2011.
     Interest Rate Caps — We use derivative financial instruments to manage our exposure to the interest rate risks related to the variable rate debt under our term loan indebtedness. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors.
     In August 2010, we entered into an interest rate cap agreement and purchased interest rate caps having an initial notional amount of $103.3 million with a three-month average LIBOR cap of 2.0%. If and when the three-month average LIBOR rate exceeds 2.0%, the LIBOR portion of interest owed by us would be effectively capped at 2.0%. This initial notional amount was set to equal the projected outstanding balance under our term loan facility at December 31, 2010. The notional amount was then set so as not to exceed the outstanding balance of our term loan facility over a period that extends through March 29, 2013. We purchased these interest rate caps for an amount equal to approximately $0.4 million. We designated the interest rate caps as cash flow hedges.
     In July 2011, we purchased additional interest rate caps related to our term loan facility. The notional amounts, together with the notional amounts of the interest rate caps purchased in August 2010, were set so as not to exceed the outstanding balance of our term loan facility over a period that extends through March 31, 2014. We purchased these interest rate caps for an amount equal to approximately $0.3 million and designated the interest rate caps as cash flow hedges. See further discussion regarding these interest rate caps at Note 7 “— Notes Payable, Long-term Debt, Lease Obligations and Interest Rate Caps.”
Meeting our Liquidity Requirements
     As of June 30, 2011, our total outstanding indebtedness (including capital lease obligations) was approximately $105.3 million, primarily consisting of approximately $101.3 million outstanding under the term loan. As of June 30, 2011, we had no amounts drawn on our revolving line of credit under our Credit Facility, and had approximately $56.0 million of cash on hand and $39.0 million in short-term investments.
     For the six months ended June 30, 2011, total capital expenditures, including investments in our multi-client data library, were $53.3 million, and we are projecting additional capital expenditures for the remaining six months of 2011 to be between $67 million and $87 million. Of the total projected capital expenditures for the remaining six months of 2011, we are estimating that approximately $64 million to $84 million will be spent on investments in our multi-client data library, but we are anticipating that a significant portion of these investments will be underwritten by our customers. To the extent our customers’ commitments do not reach an acceptable level of pre-funding, the amount of our anticipated investment in these data libraries could be significantly less.
Cash Flow from Operations
     We have historically financed our operations from internally generated cash and funds from equity and debt financings. Cash and cash equivalents were $56.0 million, which excludes $39.0 million of excess cash invested in short-term bank certificates of deposit, at June 30, 2011, compared to $84.4 million at December 31, 2010. Net cash provided by operating activities was $60.8 million for the six months ended June 30, 2011, compared to $19.6 million for the comparative period of 2010. The increase in our cash flows from operations was primarily due to increased net income in 2011, and decreases in our accounts receivables and unbilled receivables, offset partially by an increase in inventory by our Systems segment, including building inventory related to our contract to outfit a BGP twelve-streamer vessel with our DigiSTREAMER data acquisition system, announced in August 2010.

Cash Flow from Investing Activities
     Net cash flow used in investing activities was $98.8 million for the six months ended June 30, 2011, compared to net cash provided by investing activities of $68.7 million for the comparative period of 2010. The principal uses of cash in our investing activities during the six months ended June 30, 2011 were our net investment of $39.0 million of excess cash in short-term bank certificates of deposit, $46.1 million of continued investment in our multi-client data library and our $6.5 million investment in a convertible note. The principal source of cash from our investing activities during the six months ended June 30, 2010 was $99.8 million net proceeds received from BGP for their 51% interest in INOVA Geophysical and the use of cash of $21.2 million on investment in our multi-client data library.
Cash Flow from Financing Activities
     Net cash flow provided by financing activities was $9.1 million for the six months ended June 30, 2011, compared to $89.1 million of net cash flow used in financing activities for the comparative period of 2010. The net cash flow provided by financing activities during the six months ended June 30, 2011 was primarily related to proceeds from stock option exercises of $12.9 million, partially offset by payments on our notes payable and long-term debt of $3.4 million and payment of cash dividends on our outstanding Series D Preferred Stock of $0.7 million. The net cash flow used in financing activities during the six months ended June 30, 2010 was primarily related to net repayments on our prior revolving credit facility of $89.4 million and payments on our notes payable and long-term debt of $142.0 million. This cash outflow was partially offset by proceeds of $38.0 million from the issuance of our common stock to BGP in March 2010 and net proceeds of $105.7 million related to the issuance of the term loan under the Credit Facility. We also paid $1.3 million in cash dividends on our outstanding Series D Preferred Stock.
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
Recent Accounting Pronouncements
     See Note 15 of Notes to Unaudited Condensed Consolidated Financial Statements.
Credit and Foreign Sales Risks
     The majority of our foreign sales are denominated in United States dollars. Product revenues are allocated to geographical locations on the basis of the ultimate destination of the equipment, if known. If the ultimate destination of such equipment is not known, product revenues are allocated to the geographical location of initial shipment. Service revenues, which primarily relate to our Solutions division, are allocated based upon the billing location of the customer. For the six months ended June 30, 2011 and 2010, international sales comprised 64% and 50%, respectively, of total net revenues.
     A summary of net revenues by geographic area follows (in thousands):

	Six Months Ended
	June 30,
	2011	2010
North America	$64,770	$82,354
Europe	56,657	34,755
Asia Pacific	30,136	16,582
Middle East	17,377	3,442
Latin America	4,451	13,878
Africa	3,713	11,528
Commonwealth of Independent States (CIS)	1,980	1,566

Total	$179,084	$164,105

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion regarding the Company’s quantitative and qualitative disclosures about market risk. There have been no material changes to those disclosures during the six months ended June 30, 2011.
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
     Our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2011. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.
     Changes in Internal Control over Financial Reporting. There was not any change in our internal control over financial reporting that occurred during the three months ended June 30, 2011, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     Fletcher
     On November 25, 2009, Fletcher, the holder of shares of our outstanding Series D Preferred Stock, filed a lawsuit against us and certain of our directors in the Delaware Court of Chancery. In the lawsuit, styled Fletcher International, Ltd. v. ION Geophysical Corporation, f/k/a Input/Output, Inc., ION International S.à r.l., James M. Lapeyre, Bruce S. Appelbaum, Theodore H. Elliott, Jr., Franklin Myers, S. James Nelson, Jr., Robert P. Peebler, John Seitz, G. Thomas Marsh And Nicholas G. Vlahakis, Fletcher alleged, among other things, that we violated Fletcher’s consent rights contained in the Series D Preferred Stock Certificates of Designation, by ION Sàrl’s issuance of a convertible promissory note to the Bank of China, New York Branch, in connection with a bridge loan funded in October 2009 by Bank of China, and that the directors violated their fiduciary duty to us by allowing ION Sàrl to issue the convertible note without Fletcher’s consent. A total of $10.0 million was advanced to ION Sàrl under the bridge loan, and ION Sàrl repaid $10.0 million on the following day. Fletcher sought a court order requiring ION Sàrl to repay the $10 million advanced to ION Sàrl under the bridge loan and unspecified monetary damages. On March 24, 2010, the presiding judge in the case denied Fletcher’s request for the court order. In a Memorandum Opinion issued on May 28, 2010 in response to a motion for partial summary judgment, the judge dismissed all of Fletcher’s claims against our named directors but also concluded that, because the bridge loan note issued by ION Sàrl was convertible into ION common stock, Fletcher technically had the right to consent to the issuance of the note and that we violated Fletcher’s consent right by ION Sàrl issuing the note without Fletcher’s consent. In December 2010, the presiding judge in the case recused himself from the case and a new presiding judge was appointed to the case. We believe that the remaining claims asserted by Fletcher in the lawsuit are without merit. We further believe that the monetary damages suffered by Fletcher as a result of ION Sàrl issuing the bridge loan note without Fletcher’s consent are nonexistent or nominal, and that the ultimate outcome of the lawsuit will not result in a material adverse effect on our financial condition or results of operations. We intend to defend the remaining claims against us in this lawsuit vigorously.
     Sercel
     On January 29, 2010, the jury in a patent infringement lawsuit filed by us against seismic equipment provider Sercel, Inc. in the United States District Court for the Eastern District of Texas returned a verdict in our favor. In the lawsuit, styled Input/Output, Inc. et al v. Sercel, Inc., (5-06-cv-00236), we alleged that Sercel’s 408, 428 and SeaRay digital seismic sensor units infringe our United States Patent No. 5,852,242, which is incorporated in our VectorSeis sensor technology. Products of ION or INOVA Geophysical that use the VectorSeis technology include the System Four, Scorpion, FireFly, and VectorSeis Ocean seismic acquisition systems. After a two-week trial, the jury concluded that Sercel infringed our patent and that our patent was valid, and the jury awarded us $25.2 million in compensatory past damages. In response to post-verdict motions made by the parties, on September 16, 2010, the presiding judge issued a series of rulings that (a) granted our motion for a permanent injunction to be issued prohibiting the manufacture, use or sale of the infringing Sercel products, (b) confirmed that our patent was valid, (c) confirmed that the jury’s finding of infringement was supported by the evidence and (d) disallowed $5.4 million of lost profits that were based on infringing products that were manufactured and delivered by Sercel outside of the United States, but were offered for sale by Sercel in the United States and involved underlying orders and payments received by Sercel in the United States. In addition, the judge concluded that the evidence supporting the jury’s finding that we were entitled to be awarded $9.0 million in lost profits associated with certain infringing pre-verdict marine sales by Sercel was too speculative and therefore disallowed that award of lost profits. As a result of the judge’s ruling, we are now entitled to be awarded an additional amount of damages equal to a reasonable royalty on the infringing pre-verdict Sercel marine sales. After we learned that Sercel continued to make sales of infringing products after the January 2010 jury verdict was rendered, we filed motions with the court to seek additional compensatory damages for the post-verdict infringing sales and enhanced damages as a result of the willful nature of Sercel’s post-verdict infringement. On February 16, 2011, the Court entered a final judgment and permanent injunction in the case. The final judgment awarded us $10.7 million in damages, plus interest, and the permanent injunction prohibits Sercel and parties acting in concert with Sercel from making, using, offering to sell, selling, or importing in the United States (which includes territorial waters of the United States) Sercel’s 408UL, 428XL and SeaRay digital sensor units, and all other products that are only colorably different from those products. The Court ordered that the additional damages to be paid by Sercel as a reasonable royalty on the infringing pre-verdict Sercel marine sales and the additional damages to be paid by Sercel resulting from post-verdict infringing sales would be determined in a separate future proceeding. Sercel and we have each appealed portions of the final judgment. We have not recorded any amounts related to this gain contingency as of June 30, 2011.
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
Item 1A. Risk Factors
     This report contains or incorporates by reference statements concerning our future results and performance and other matters that are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “would,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of such terms or other comparable terminology. Examples of other forward-looking statements contained or incorporated by reference in this report include statements regarding:
•	the effects of current and future worldwide economic conditions and demand for oil and natural gas and seismic equipment and services;

•	the effects of current and future unrest in the Middle East and other regions;

•	future benefits to be derived from INOVA Geophysical;

•	a continuation in the future of increased capital expenditures for seismic spending;

•	the expected outcome of litigation and other claims against us;

•	the timing of anticipated sales;

•	future levels of spending by our customers;

•	future oil and gas commodity prices;

•	the short-term and long-term effects from the Deepwater Horizon incident in the Gulf of Mexico on regulatory requirements for offshore development, which will affect us and our customers;

•	expected net revenues, income from operations and net income;

•	expected gross margins for our products and services;

•	future benefits to our customers to be derived from new products and services;

•	future benefits to be derived from our investments in technologies and companies that we may make in the future;

•	future growth rates for our products and services;

•	the degree and rate of future market acceptance of our new products and services;

•	our expectations regarding oil and gas exploration and production companies and contractor end-users purchasing our more technologically-advanced products and services;

•	anticipated timing and success of commercialization and capabilities of products and services under development and start-up costs associated with their development;

•	future cash needs and future availability of cash to fund our operations and pay our obligations;

•	potential future acquisitions;

•	future levels of capital expenditures;

•	our ability to maintain our costs at consistent percentages of our revenues in the future;

•	future demand for seismic equipment and services;

•	future seismic industry fundamentals;

•	future opportunities for new products and projected research and development expenses;

•	future success in integrating our acquired businesses;

•	sufficient future profits to fully utilize our net operating losses;

•	future compliance with our debt financial covenants;

•	expectations regarding realization of deferred tax assets; and

•	anticipated results regarding accounting estimates we make.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (c) During the three months ended June 30, 2011, in connection with the vesting of (or lapse of restrictions on) shares of our restricted stock held by certain employees, we acquired shares of our common stock in satisfaction of tax withholding obligations that were incurred on the vesting date. The date of cancellation, number of shares and average effective acquisition price per share were as follows:

(d) Maximum Number
(or Approximate
Dollar
			(c) Total Number of	Value) of Shares
			Shares Purchased as	That
	(a)	(b)	Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Acquired	Paid Per Share	Program	Program
April 1, 2011 to April 30, 2011	—	$—	Not applicable	Not applicable
May 1, 2011 to May 31, 2011	—	$—	Not applicable	Not applicable
June 1, 2011 to June 30, 2011	222	$9.41	Not applicable	Not applicable

Total	222	$9.41

Item 6. Exhibits
10.1	Sixth Amended and Restated 2004 Long-Term Incentive Plan, as amended on May 20, 2011.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

101	The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three-month and six-month periods ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements tagged as block text.*

*	In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ION GEOPHYSICAL CORPORATION

By	/s/ R. Brian Hanson R. Brian Hanson
President, Chief Operating Officer and Chief Financial Officer
(Duly authorized executive officer and principal financial officer)
Date: August 4, 2011

EXHIBIT INDEX

Exhibit No.	Description
10.1	Sixth Amended and Restated 2004 Long-Term Incentive Plan, as amended on May 20, 2011.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

101	The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three-month and six-month periods ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements tagged as block text.*

*	In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.