Form 10-Q
period 2011-09-30
ION GEOPHYSICAL CORP
filed 2011-11-03
CIK 866609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No: ☑
At October 28, 2011, there were 155,203,656 shares of common stock, par value $0.01 per share, outstanding.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS FOR FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PAGE
PART I. Financial Information
Item 1. Unaudited Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010	3
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010	4
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010	5
Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures about Market Risk	26
Item 4. Controls and Procedures	26

PART II. Other Information
Item 1. Legal Proceedings	27
Item 1A. Risk Factors	29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 6. Exhibits	31
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011 (unaudited)	2010
	( In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$43,290	$84,419
Short-term investments	28,000	—
Accounts receivable, net	87,923	77,576
Unbilled receivables	45,378	70,590
Inventories	94,240	66,882
Prepaid expenses and other current assets	13,021	13,165

Total current assets	311,852	312,632
Deferred income tax asset	13,180	8,998
Property, plant and equipment, net	22,478	20,145
Multi-client data library, net	146,781	112,620
Investment in INOVA Geophysical	86,894	95,173
Goodwill	51,576	51,333
Intangible assets, net	16,674	20,317
Other assets	10,754	3,224

Total assets	$660,189	$624,442

LIABILITIES AND EQUITY

Current liabilities:
Current maturities of long-term debt	$4,859	$6,073
Accounts payable	29,848	30,940
Accrued expenses	56,382	59,835
Accrued multi-client data library royalties	15,523	18,667
Deferred revenue	36,917	17,851

Total current liabilities	143,529	133,366
Long-term debt, net of current maturities	98,921	102,587
Other long-term liabilities	7,429	8,042

Total liabilities	249,879	243,995

Equity:
Cumulative convertible preferred stock	27,000	27,000
Common stock, $0.01 par value; authorized 200,000,000 shares; outstanding 155,195,407 and 152,870,679 shares at September 30, 2011 and December 31, 2010, respectively, net of treasury stock	1,552	1,529
Additional paid-in capital	839,161	822,399
Accumulated deficit	(435,963)	(448,386)
Accumulated other comprehensive loss	(15,064)	(15,530)
Treasury stock, at cost, 849,539 shares both at September 30, 2011 and December 31, 2010	(6,565)	(6,565)

Total stockholders’ equity	410,121	380,447
Noncontrolling interest	189	—

Total equity	410,310	380,447

Total liabilities and equity	$660,189	$624,442

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Product revenues	$41,760	$34,299	$113,163	$113,974
Service revenues	73,894	87,295	181,575	171,725

Total net revenues	115,654	121,594	294,738	285,699

Cost of products	21,568	17,354	53,831	68,421
Cost of services	50,028	55,292	132,079	117,902

Gross profit	44,058	48,948	108,828	99,376

Operating expenses:
Research, development and engineering	6,325	5,532	18,070	19,748
Marketing and sales	8,199	7,768	23,079	21,323
General and administrative	11,038	12,279	34,312	39,929

Total operating expenses	25,562	25,579	75,461	81,000

Income from operations	18,496	23,369	33,367	18,376
Interest expense, net	(1,382)	(1,861)	(4,184)	(28,877)
Loss on disposition of land division	—	—	—	(38,115)
Fair value adjustment of warrant	—	—	—	12,788
Equity in losses of INOVA Geophysical	(4,811)	(8,004)	(9,844)	(8,183)
Other income (expense)	199	(3,229)	(2,303)	(811)

Income (loss) before income taxes	12,502	10,275	17,036	(44,822)
Income tax expense (benefit)	3,484	(1,934)	4,716	12,400

Net income (loss)	9,018	12,209	12,320	(57,222)
Net income attributable to noncontrolling interest	34	—	103	—

Net income (loss) attributable to ION	9,052	12,209	12,423	(57,222)
Preferred stock dividends	338	338	1,014	1,598

Net income (loss) applicable to common shares	$8,714	$11,871	$11,409	$(58,820)

Net income (loss) per share:
Basic	$0.06	$0.08	$0.07	$(0.42)

Diluted	$0.06	$0.08	$0.07	$(0.42)

Weighted average number of common shares outstanding:
Basic	155,166	152,344	154,648	141,483
Diluted	162,227	152,690	156,095	141,483
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$12,320	$(57,222)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization (other than multi-client library)	10,649	20,439
Amortization of multi-client library	55,166	54,358
Stock-based compensation expense related to stock options, nonvested stock and employee stock purchases	4,177	5,471
Amortization of debt discount	—	8,656
Write-off of unamortized debt issuance costs	—	10,121
Fair value adjustment of warrant	—	(12,788)
Loss on disposition of land division	—	38,115
Equity in losses of INOVA Geophysical	9,844	8,183
Deferred income taxes	(7,254)	9,269
Change in operating assets and liabilities:
Accounts receivable	(10,842)	27,546
Unbilled receivables	25,212	(43,447)
Inventories	(30,539)	(867)
Accounts payable, accrued expenses and accrued royalties	(1,108)	(723)
Deferred revenue	19,046	(428)
Other assets and liabilities	(527)	(11,929)

Net cash provided by operating activities	86,144	54,754

Cash flows from investing activities:
Purchase of property, plant and equipment	(9,024)	(7,014)
Investment in multi-client data library	(91,594)	(58,866)
Purchase of short-term investments	(80,000)	—
Proceeds from sale of short-term investments	52,000	—
Investment in a convertible note	(6,500)	—
Proceeds from disposition of land division, net of fees paid	—	99,790
Other investing activities	50	(521)

Net cash provided by (used in) investing activities	(135,068)	33,389

Cash flows from financing activities:
Borrowings under revolving line of credit	—	101,000
Repayments under revolving line of credit	—	(190,429)
Net proceeds from the issuance of debt	—	105,695
Net proceeds from the issuance of stock	—	38,039
Payments on notes payable and long-term debt	(4,880)	(143,835)
Payment of preferred dividends	(1,014)	(1,598)
Contribution from noncontrolling interest	313	—
Proceeds from exercise of stock options	13,047	—
Other financing activities	352	255

Net cash provided by (used in) financing activities	7,818	(90,873)

Effect of change in foreign currency exchange rates on cash and cash equivalents	(23)	2,479

Net decrease in cash and cash equivalents	(41,129)	(251)
Cash and cash equivalents at beginning of period	84,419	16,217

Cash and cash equivalents at end of period	$43,290	$15,966

Non-cash items from investing and financing activities:
Sale of rental equipment financed with a note receivable	$3,578	$—
Transfer of inventory to rental equipment	2,978	3,635
Reduction in multi-client data library related to finalization of accrued liabilities	1,888	—
Investment in multi-client data library financed through trade payables	—	3,429
Expiration of BGP Warrant	—	32,001
Conversion of BGP Domestic Convertible Note to equity	—	28,571
Investment in INOVA Geophysical	—	119,000
Exchange of RXT receivables into shares	—	9,516
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation
     The condensed consolidated balance sheet of ION Geophysical Corporation and its subsidiaries (collectively referred to as the “Company” or “ION,” unless the context otherwise requires) at December 31, 2010 has been derived from the Company’s audited consolidated financial statements at that date. The condensed consolidated balance sheet at September 30, 2011, the condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the operating results for a full year or of future operations.
     These condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements presented in accordance with accounting principles generally accepted in the United States have been omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and the amendment thereto on Form 10-K/A that the Company filed in June 2011 that contains the separate consolidated financial statements of INOVA Geophysical Equipment Limited (“INOVA Geophysical”) for the fiscal year ended December 31, 2010.
(2) Segment Information
     The Company evaluates and reviews its results based on four segments: Systems, Software, Solutions and Legacy Land Systems (INOVA). The Company measures segment operating results based on income from operations. The Legacy Land Systems (INOVA) segment represents the Company’s disposed land division operations through March 25, 2010, the date of the formation of the INOVA Geophysical joint venture.
     A summary of segment information is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net revenues:
Systems:
Towed Streamer	$22,219	$20,185	$60,000	$50,096
Ocean Bottom	—	510	509	1,821
Other	10,065	5,036	25,210	19,721

Total	$32,284	$25,731	$85,719	$71,638

Software:
Software Systems	$9,476	$8,567	$27,444	$25,824
Services	715	561	1,545	1,409

Total	$10,191	$9,128	$28,989	$27,233

Solutions:
Data Processing	$22,416	$27,943	$63,349	$79,661
New Venture	35,597	49,971	67,819	62,314
Data Library	15,166	8,821	48,862	28,342

Total	$73,179	$86,735	$180,030	$170,317

Legacy Land Systems (INOVA)	$—	$—	$—	$16,511

Total	$115,654	$121,594	$294,738	$285,699

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Gross profit:
Systems	$13,397	$11,202	$40,752	$29,141
Software	8,061	6,074	20,970	18,254
Solutions	22,600	31,672	47,106	52,965
Legacy Land Systems (INOVA)	—	—	—	(984)

Total	$44,058	$48,948	$108,828	$99,376

Gross margin:
Systems	41%	44%	48%	41%
Software	79%	67%	72%	67%
Solutions	31%	37%	26%	31%
Legacy Land Systems (INOVA)	—%	—%	—%	(6%)

Total	38%	40%	37%	35%

Income from operations:
Systems	$6,852	$5,693	$21,989	$13,833
Software	7,117	5,451	18,409	16,513
Solutions	13,897	22,556	22,751	30,669
Legacy Land Systems (INOVA)	—	—	—	(9,623)
Corporate and other	(9,370)	(10,331)	(29,782)	(33,016)

Income from operations	18,496	23,369	33,367	18,376

Interest expense, net	(1,382)	(1,861)	(4,184)	(28,877)
Loss on disposition of land division	—	—	—	(38,115)
Fair value adjustment of warrant	—	—	—	12,788
Equity in losses of INOVA Geophysical	(4,811)	(8,004)	(9,844)	(8,183)
Other income (expense)	199	(3,229)	(2,303)	(811)

Income (loss) before income taxes	$12,502	$10,275	$17,036	$(44,822)

     In September 2011, INOVA Geophysical announced the launch of its next-generation products. These products are in process of field testing with plan of commercial introduction in 2012. The Company expects to see a one-time write-down of inventory based upon previous technologies to occur in INOVA Geophysical’s third quarter and then reflected in the Company’s fourth quarter results, as the Company records its share of earnings of INOVA Geophysical on a one fiscal quarter lag. The Company estimates that its 49% share of this one-time write-down to be in the range of $6 million to $8 million.
(3) Investments
     Short-term Investments
     Short-term investments are comprised solely of bank certificates of deposit denominated in U.S. dollars with original maturities in excess of three months and represent the investment of excess cash that is available for current operations. The Company recorded these investments on its balance sheet at cost based on its intent and ability to hold these investments to maturity. These short-term investments were purchased at a cost, which approximates fair value based on Level 1 inputs, of $80.0 million and have scheduled maturities through January 2012. During the second quarter of 2011, the Company liquidated $41.0 million of its original investment to cover the working capital requirements of the Company’s multi-client projects. During the third quarter of 2011, $11.0 million of the remaining $39.0 million investment matured resulting in an investment of $28.0 million as of September 30, 2011.
     In addition, the Company believes that the carrying amount of its cash and cash equivalents approximates fair value as of September 30, 2011.
     Long-term Investment
     In May 2011, the Company purchased a convertible note from a private U.S-based technology company. The principal amount of the note is $6.5 million, and it bears interest at a rate of 4% per annum. The maturity date of the note is two years; however, the note will automatically convert into shares of common stock of the investee on the earlier to occur of (a) the maturity date of the note and (b) the date funds are invested into the investee by any venture capital firm or other investor. Upon the occurrence of a conversion event, the note will convert into a number of shares of common stock equal to 15% of the total post-conversion outstanding shares of common stock of the investee, excluding any shares issued after the date of the note to third party investors who have made equity investments in the investee. The investee does not have the right to prepay any principal on the note without the Company’s consent; therefore, it is expected that the note will automatically convert within two years. Interest on the note will be paid in cash upon the maturity date, or conversion, if sooner.

     The Company classifies this investment as available-for-sale and has recorded the fair value of this investment as a noncurrent asset included in other assets on its condensed consolidated balance sheet with unrealized gains and losses reflected in accumulated other comprehensive income until realized. The Company uses a market approach to estimate the fair value of its investment in the convertible note using Level 3 inputs, including the investee’s expectations of the terms and likelihood of a future financing event, time to liquidity and stock price volatility. As of September 30, 2011, the fair value of this investment was approximately $5.8 million with $0.7 million of unrealized losses recorded in accumulated other comprehensive income.
(4) Inventories
     A summary of inventories is as follows (in thousands):

	September 30,	December 31,
	2011	2010
Raw materials and subassemblies	$45,973	$39,412
Work-in-process	5,869	4,605
Finished goods	55,395	35,741
Reserve for excess and obsolete inventories	(12,997)	(12,876)

Total	$94,240	$66,882

     The increase in finished goods is principally due to inventory build related to the Company’s contract to outfit a BGP twelve-streamer vessel with the Company’s DigiSTREAMERTM data acquisition system and BGP is expected to deploy the system in the fourth quarter of this year.
(5) Net Income (Loss) per Share
     Basic net income (loss) per common share is computed by dividing net income (loss) applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted net income per common share is determined based on the assumption that dilutive restricted stock and restricted stock unit awards have vested and outstanding dilutive stock options have been exercised and the aggregate proceeds were used to reacquire common stock using the average price of such common stock for the period. The total number of shares issued or committed for issuance under outstanding stock options at September 30, 2011 and 2010 was 5,572,300 and 7,157,990, respectively, and the total number of shares of restricted stock and shares reserved for restricted stock units outstanding at September 30, 2011 and 2010 was 1,009,217 and 906,408, respectively.
     There are 27,000 outstanding shares of the Company’s Series D Cumulative Convertible Preferred Stock, which may currently be converted, at the holder’s election, into up to 6,065,075 shares of the Company’s common stock. See further discussion of the Series D Preferred Stock conversion provisions at Note 7 “— Cumulative Convertible Preferred Stock.” The outstanding shares of all Series D Preferred Stock were anti-dilutive for all periods presented, except for the three months ended September 30, 2011.
     The following table summarizes the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income (loss) applicable to common shares	$8,714	$11,871	$11,409	$(58,820)
Impact of assumed Series D Preferred Stock conversion	338	—	—	—

Net income (loss) after impact of assumed preferred stock conversion	$9,052	$11,871	$11,409	$(58,820)

Weighted average number of common shares outstanding	155,166	152,344	154,648	141,483
Effect of dilutive stock awards	996	346	1,447	—
Effect of assumed Series D Preferred Stock conversion	6,065	—	—	—

Weighted average number of diluted common shares outstanding	162,227	152,690	156,095	141,483

Basic net income (loss) per share	$0.06	$0.08	$0.07	$(0.42)
Diluted net income (loss) per share	$0.06	$0.08	$0.07	$(0.42)

(6) Long-term Debt, Lease Obligations and Interest Rate Caps

	September 30,	December 31,
Obligations (in thousands)	2011	2010
$100.0 million revolving line of credit	$—	$—
Term loan facility	100,250	103,250
Facility lease obligation	3,209	3,657
Equipment capital leases	321	1,753

Total	103,780	108,660
Current portion of long-term debt and lease obligations	(4,859)	(6,073)

Non-current portion of long-term debt and lease obligations	$98,921	$102,587

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
     The revolving credit sub-facility and term loan under the Credit Facility are each scheduled to mature on March 24, 2015. The principal amount under the term loan is subject to scheduled quarterly amortization payments that commenced on June 30, 2010, of $1.0 million per quarter until the maturity date, upon which the remaining unpaid principal amount of the term loan becomes due and payable. The indebtedness under the Credit Facility may sooner mature on a date that is 18 months after the earlier of (i) any dissolution of INOVA Geophysical, or (ii) the administrative agent determining in good faith that INOVA Geophysical is unable to perform its obligations under its guarantee.
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
     As of September 30, 2011, the $100.3 million in outstanding term loan indebtedness under the Credit Facility accrued interest at a rate of 3.7% per annum.
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
     The fixed charge coverage ratio is defined as the ratio of (i) ION’s consolidated EBITDA less cash income tax expense and non-financed capital expenditures, to the sum of (ii) scheduled payments of lease payments and payments of principal indebtedness, interest expense actually paid and cash dividends, in each case for the four consecutive fiscal quarters most recently ended. The leverage ratio is defined as the ratio of (x) total funded consolidated debt, capital lease obligations and issued letters of credit (net of cash collateral) to (y) consolidated EBITDA of ION for the four consecutive fiscal quarters most recently ended. As of September 30, 2011, the Company was in compliance with these financial covenants and expects to remain in compliance with these financial covenants through the remainder of 2011.
     The fair market value of the Company’s outstanding long-term debt was $107.3 million at September 30, 2011 compared to a carrying value of $103.8 million. The fair value of the long-term debt was calculated using an estimated interest rate reflecting current market conditions.
     Interest Rate Caps
     In August 2010, the Company entered into an interest rate cap agreement and purchased interest rate caps (the “August 2010 Caps”) having an initial notional amount of $103.3 million with a three-month average LIBOR cap of 2.0%. If and when the three-month average LIBOR rate exceeds 2.0%, the LIBOR portion of interest owed by the Company would be capped at 2.0%. The initial notional amount was set to equal the projected outstanding balance under the Company’s term loan facility at December 31, 2010. The notional amount was then set so as not to exceed the Company’s outstanding balance of its term loan facility over a period extending through March 29, 2013. The Company purchased these interest rate caps for approximately $0.4 million and designated the interest rate caps as cash flow hedges.
     In July 2011, the Company purchased additional interest rate caps (the “July 2011 Caps”) related to its term loan facility. The notional amounts of the July 2011 Caps, together with the notional amounts of the August 2010 Caps, were set so as not to exceed the outstanding balance of the Company’s term loan facility over a period that extends through March 31, 2014. The Company purchased these interest rate caps for an amount equal to approximately $0.3 million and designated the interest rate caps as cash flow hedges.
     As of September 30, 2011, the Company held interest rate caps as follows (amounts in thousands):

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
     These interest rate caps have been designated as cash flow hedges according to ASC 815 (“Derivatives and Hedging”) and, accordingly, the effective portion of the change in fair value of these interest rate caps are recognized in other comprehensive income in the Company’s consolidated financial statements. The Company has recorded the fair value of these interest rate caps as a noncurrent asset included in other assets on its condensed consolidated balance sheet. As of September 30, 2011, the total fair value of the interest rate caps was $0.1 million, which was based on Level 2 inputs such as interest rates and yield curves that are observable at commonly quoted intervals. For the three and nine months ended September 30, 2011, there was approximately $0.2 million, net of tax, and $0.3 million, net of tax, respectively, related to the change in fair value included in other comprehensive income. Unrealized gains or losses included in other comprehensive income related to these interest rate caps will be reclassified into earnings as each interest rate caplet settles on the contractual payment dates as shown in the table above.

(7) Cumulative Convertible Preferred Stock
     During 2005, the Company entered into an Agreement with Fletcher International, Ltd. (this Agreement, as amended to the date hereof, is referred to as the “Fletcher Agreement”) and issued to Fletcher 30,000 shares of Series D-1 Cumulative Convertible Preferred Stock (“Series D-1 Preferred Stock”) in a privately-negotiated transaction, receiving $29.8 million in net proceeds. The Fletcher Agreement also provided to Fletcher an option to purchase up to an additional 40,000 shares of additional series of preferred stock from time to time, with each series having a conversion price that would be equal to 122% of an average daily volume-weighted market price of the Company’s common stock over a trailing period of days at the time of issuance of that series. In 2007 and 2008, Fletcher exercised this option and purchased 5,000 shares of Series D-2 Cumulative Convertible Preferred Stock (“Series D-2 Preferred Stock”) for $5.0 million (in December 2007) and the remaining 35,000 shares of Series D-3 Cumulative Convertible Preferred Stock (“Series D-3 Preferred Stock”) for $35.0 million (in February 2008). The shares of Series D-1 Preferred Stock, Series D-2 Preferred Stock and Series D-3 Preferred Stock are sometimes referred to herein as the “Series D Preferred Stock.”
     Dividends on the shares of Series D Preferred Stock must be paid in cash on a quarterly basis. Dividends are payable at a rate equal to the greater of (i) 5.0% per annum or (ii) the three month LIBOR rate on the last day of the immediately preceding calendar quarter plus 2.5% per annum. The Series D Preferred Stock dividend rate was 5.0% at September 30, 2011.
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
     In addition, under the Fletcher Agreement, the aggregate number of shares of common stock issued or issuable to Fletcher upon conversion or redemption of, or as dividends paid on, the Series D Preferred Stock could not exceed a designated maximum number of shares (the “Maximum Number”), and such Maximum Number could be increased by Fletcher providing the Company with a 65-day notice of increase, but under no circumstance could the total number of shares of common stock issued or issuable to Fletcher with respect to the Series D Preferred Stock ever exceed 15,724,306 shares. The Fletcher Agreement had designated 7,669,434 shares as the original Maximum Number. In November 2008, Fletcher delivered a notice to the Company to increase the Maximum Number to 9,669,434 shares, effective February 1, 2009. On November 8, 2010, Fletcher delivered a notice to the Company to increase the Maximum Number to the full 15,724,306 shares, effective January 12, 2011.
     On April 8, 2010, Fletcher converted 8,000 of its shares of the outstanding Series D-1 Preferred Stock and all of the outstanding 35,000 shares of the Series D-3 Preferred Stock into a total of 9,659,231 shares of the Company’s common stock. The conversion price for these shares was $4.4517 per share, in accordance with the terms of these series of preferred stock. Fletcher continues to own 22,000 shares of the Series D-1 Preferred Stock and 5,000 shares of the Series D-2 Preferred Stock. As a result of Fletcher’s delivery of its notice to increase the Maximum Number to the full 15,724,306 shares in November 2010, under the terms of the Fletcher Agreement, Fletcher’s remaining 27,000 shares of Series D Preferred Stock are convertible into 6,065,075 shares of the Company’s common stock. The conversion prices and number of shares of common stock to be acquired upon conversion are also subject to customary anti-dilution adjustments. Fletcher remains the sole holder of all of the outstanding shares of Series D Preferred Stock.
(8) Income Taxes
     The Company maintains a valuation allowance for a portion of its U.S. deferred tax assets. The valuation allowance is calculated in accordance with the provisions of ASC 740 “Income Taxes,” which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. In the event the Company’s expectations of future operating results change, the valuation allowance may need to be adjusted upward or downward. As of September 30, 2011, the Company’s unreserved U.S. deferred tax assets totaled $11.1 million. These existing unreserved deferred tax assets are currently considered to be “more likely than not” realized.
     The Company’s effective tax rates for the three months ended September 30, 2011 and 2010 were 27.9% (provision on income) and 18.8% (benefit on income), respectively. For the three months ended September 30, 2010, the Company recorded a benefit of $3.9 million related to alternative minimum tax. Excluding the benefit related to alternative minimum tax included in the third quarter of 2010, the Company’s effective tax rate would have been 22.2% (provision on income). The increase in the Company’s effective tax rate for the three months ended September 30, 2011 was due to changes in the distribution of earnings between U.S. and foreign jurisdictions.
     The Company’s effective tax rate for the nine months ended September 30, 2011 was 27.7%, a provision on income, compared to a provision on a loss of 27.7% for the nine months ended September 30, 2010. The difference between these effective tax rates relates primarily to the transactions involved in the completion of the INOVA Geophysical joint venture transaction and to changes in the distribution of earnings between U.S. and foreign jurisdictions, partially offset by recognition of the benefit related to alternative minimum tax for the three months ended September 30, 2010.
     A reconciliation of the expected income tax expense (benefit) on income (loss) before income taxes using the statutory federal income tax rate of 35% for the nine months ended September 30, 2011 and 2010 to income tax expense is as follows (in thousands):

	Nine Months Ended
	September 30,
	2011	2010
Expected income tax expense (benefit) at 35%	$5,963	$(15,688)
Alternative minimum tax (benefit) provision	—	(3,910)
Foreign taxes (tax rate differential and foreign tax differences)	(3,212)	348
Formation of INOVA Geophysical	—	10,507
Nondeductible expenses and other	5	118
Deferred tax asset valuation allowance on formation of INOVA Geophysical	—	20,213
Deferred tax asset valuation allowance on equity in losses of INOVA Geophysical	1,960	812

Total income tax expense	$4,716	$12,400

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
(9) Comprehensive Net Income (Loss)
     The components of comprehensive net income (loss) are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income (loss)	$9,018	$12,209	$12,320	$(57,222)

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments (ION)	(2,107)	3,816	1,130	2,086
Foreign currency translation adjustments (noncontrolling interest)	32	—	21	—
Change in fair value of effective cash flow hedges (net of taxes)	(184)	(131)	(332)	(131)
Equity interest in INOVA Geophysical’s other comprehensive income	(17)	(937)	1,565	(937)
Unrealized loss on available-for-sale securities	(1,412)	(365)	(1,918)	(7,717)

Total other comprehensive income (loss)	(3,688)	2,383	466	(6,699)

Comprehensive net income (loss)	5,330	14,592	12,786	(63,921)
Comprehensive income attributable to noncontrolling interest	34	—	103	—

Comprehensive net income (loss) attributable to ION	$5,364	$14,592	$12,889	$(63,921)

(10) Litigation
     WesternGeco
     In June 2009, WesternGeco L.L.C. (“WesternGeco”) filed a lawsuit against the Company in the United States District Court for the Southern District of Texas, Houston Division. In the lawsuit, styled WesternGeco L.L.C. v. ION Geophysical Corporation, WesternGeco alleges that the Company has infringed several United States patents regarding marine seismic streamer steering devices that are owned by WesternGeco. WesternGeco is seeking unspecified monetary damages and an injunction prohibiting the Company from making, using, selling, offering for sale or supplying any infringing products in the United States. Based on the Company’s review of the lawsuit filed by WesternGeco and the WesternGeco patents at issue, the Company believes that its products do not infringe any WesternGeco patents, that the claims asserted against the Company by WesternGeco are without merit and that the ultimate outcome of the claims against it will not result in a material adverse effect on the Company’s financial condition or results of operations. The Company intends to defend the claims against it vigorously.
     In June 2009, the Company filed an answer and counterclaims against WesternGeco, in which the Company denies that it has infringed WesternGeco’s patents and asserts that the WesternGeco patents are invalid or unenforceable. The Company also asserted that WesternGeco’s Q-Marine system, components and technology infringe upon a United States patent owned by the Company related to marine seismic streamer steering devices. The claims by the Company also assert that WesternGeco tortiously interfered with the Company’s relationship with its customers. In addition, the Company claims that the lawsuit by WesternGeco is an illegal attempt by WesternGeco to control and restrict competition in the market for marine seismic surveys performed using laterally steerable streamers. In its counterclaims, the Company is requesting various remedies and relief, including a declaration that the WesternGeco patents are invalid or unenforceable, an injunction prohibiting WesternGeco from making, using, selling, offering for sale or supplying any infringing products in the United States, a declaration that the WesternGeco patents should be co-owned by the Company, and an award of unspecified monetary damages.
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
     Fletcher
     In November 2009, Fletcher, the holder of shares of the Company’s outstanding Series D Preferred Stock, filed a lawsuit against the Company and certain of its directors in the Delaware Court of Chancery. In the lawsuit, styled Fletcher International, Ltd. v. ION Geophysical Corporation, f/k/a Input/Output, Inc., ION International S.à r.l., James M. Lapeyre, Bruce S. Appelbaum, Theodore H. Elliott, Jr., Franklin Myers, S. James Nelson, Jr., Robert P. Peebler, John Seitz, G. Thomas Marsh And Nicholas G. Vlahakis, Fletcher alleged, among other things, that the Company violated Fletcher’s consent rights contained in the Series D Preferred Stock Certificates of Designation, by ION Sàrl’s issuance of a convertible promissory note to the Bank of China, New York Branch, in connection with a bridge loan funded in October 2009 by Bank of China, and that the directors violated their fiduciary duty to the Company by allowing ION Sàrl to issue the convertible note without Fletcher’s consent. A total of $10.0 million was advanced to ION Sàrl under the bridge loan, and ION Sàrl repaid $10 million on the following day. Fletcher sought a court order requiring ION Sàrl to repay the $10 million advanced to ION Sàrl under the bridge loan and unspecified monetary damages. On March 24, 2010, the presiding judge in the case denied Fletcher’s request for the court order. In a Memorandum Opinion issued on May 28, 2010 in response to a motion for partial summary judgment, the judge dismissed all of Fletcher’s claims against the named Company directors but also concluded that, because the bridge loan note issued by ION Sàrl was convertible into ION common stock, Fletcher technically had the right to consent to the issuance of the note and that the Company violated Fletcher’s consent right by ION Sàrl issuing the note without Fletcher’s consent. In December 2010, the presiding judge in the case recused himself from the case and a new presiding judge was appointed to the case. In March 2011, the judge dismissed certain of the claims asserted by Fletcher. The Company believes that the remaining claims asserted by Fletcher in the lawsuit are without merit. The Company further believes that the monetary damages suffered by Fletcher as a result of ION Sàrl issuing the bridge loan note without Fletcher’s consent are nonexistent or nominal, and that the ultimate outcome of the lawsuit will not result in a material adverse effect on the Company’s financial condition or results of operations. The Company intends to defend the remaining claims against it in this lawsuit vigorously.

     Sercel
     On January 29, 2010, the jury in a patent infringement lawsuit filed by the Company against seismic equipment provider Sercel, Inc. in the United States District Court for the Eastern District of Texas returned a verdict in the Company’s favor. In the lawsuit, styled Input/Output, Inc. et al v. Sercel, Inc., (5-06-cv-00236), the Company alleged that Sercel’s 408, 428 and SeaRay digital seismic sensor units infringe the Company’s United States Patent No. 5,852,242, which is incorporated in the Company’s VectorSeis® sensor technology. Products of the Company or INOVA Geophysical that use the VectorSeis technology include the System Four, Scorpion®, FireFly®, and VectorSeis Ocean seismic acquisition systems. After a two-week trial, the jury concluded that Sercel infringed the Company’s patent and that the Company’s patent was valid, and the jury awarded the Company $25.2 million in compensatory past damages. In response to post-verdict motions made by the parties, on September 16, 2010, the presiding judge issued a series of rulings that (a) granted the Company’s motion for a permanent injunction to be issued prohibiting the manufacture, use or sale of the infringing Sercel products, (b) confirmed that the Company’s patent was valid, (c) confirmed that the jury’s finding of infringement was supported by the evidence and (d) disallowed $5.4 million of lost profits that were based on infringing products that were manufactured and delivered by Sercel outside of the United States, but were offered for sale by Sercel in the United States and involved underlying orders and payments received by Sercel in the United States. In addition, the judge concluded that the evidence supporting the jury’s finding that the Company was entitled to be awarded $9.0 million in lost profits associated with certain infringing pre-verdict marine sales by Sercel was too speculative and therefore disallowed that award of lost profits. As a result of the judge’s ruling, the Company is now entitled to be awarded an additional amount of damages equal to a reasonable royalty on the infringing pre-verdict Sercel marine sales. After the Company learned that Sercel continued to make sales of infringing products after the January 2010 jury verdict was rendered, the Company filed motions with the court to seek additional compensatory damages for the post-verdict infringing sales and enhanced damages as a result of the willful nature of Sercel’s post-verdict infringement. On February 16, 2011, the Court entered a final judgment and permanent injunction in the case. The final judgment awarded the Company $10.7 million in damages, plus interest, and the permanent injunction prohibits Sercel and parties acting in concert with Sercel from making, using, offering to sell, selling, or importing in the United States (which includes territorial waters of the United States) Sercel’s 408UL, 428XL and SeaRay digital sensor units, and all other products that are only colorably different from those products. The Court ordered that the additional damages to be paid by Sercel as a reasonable royalty on the infringing pre-verdict Sercel marine sales and the additional damages to be paid by Sercel resulting from post-verdict infringing sales would be determined in a separate future proceeding. Sercel and the Company have each appealed portions of the final judgment. The Company has not recorded any amounts related to this gain contingency as of September 30, 2011.
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
(11) Noncontrolling Interest
     In February 2011, the Company established a new seismic data processing center in Rio de Janeiro, Brazil, with Brazilian energy consultancy Bratexco, to provide advanced imaging services to exploration and production (“E&P”) companies operating in basins off the coast of Brazil. The entity is named GX Technology Processamento de Dados Ltda. The Company owns a 70% interest, and Bratexco owns a 30% interest. Bratexco’s cash contributions were $0.3 million.
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

(12) Related Party Transactions
     BGP, Inc., China National Petroleum Corporation (“BGP”) owned approximately 15.3% of the Company’s outstanding common stock as of September 30, 2011. For the three months ended September 30, 2011 and 2010, the Company recorded revenues from BGP of $0.9 million and $1.7 million, respectively. For the nine months ended September 30, 2011 and 2010, the Company recorded revenues from BGP of $2.3 million and $4.8 million, respectively. Total receivables due from BGP were $2.0 million at September 30, 2011. As of September 30, 2011, BGP had paid the Company $14.8 million in cash related to the Company’s contract to outfit a BGP twelve-streamer vessel with the Company’s DigiSTREAMER data acquisition system, for which revenue has not yet been recognized.
(13) Restructuring Activities
     At December 31, 2010, the Company had a liability (reflected in “Other long-term liabilities”) of $6.7 million related to permanently ceasing to use certain leased facilities. During the nine months ended September 30, 2011, the Company made cash payments of $0.9 million and accrued $0.3 million related to accretion expense, resulting in a remaining liability of $6.1 million as of September 30, 2011.
(14) Recent Accounting Pronouncement
     In June 2011, the Financial Accounting Standards Board issued revised guidance on the presentation of comprehensive income that will be effective for the Company beginning in 2012. This guidance eliminates the option to present the components of comprehensive income as part of the statement of shareholders’ equity and also requires presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. The implementation of this revised guidance in 2012 will change the presentation of the Company’s financial statements, but will not have any impact on the Company’s financial position, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     In this Item 2 and elsewhere in this Form 10-Q, the terms “we,” “our,” “ours” and “us” refer to ION Geophysical Corporation and its consolidated subsidiaries, except where the context otherwise requires or as otherwise indicated.
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
     Our products and services include the following:
•	Marine seismic data acquisition equipment,

•	Navigation, command & control and data management software products,

•	Planning services for survey design and optimization,

•	Seismic data processing and reservoir imaging services,

•	Seismic data libraries, and

•	Land seismic data acquisition equipment (principally through our 49% ownership in INOVA Geophysical).
     We operate our company through four business segments: Systems, Software, Solutions and our INOVA Geophysical joint venture.
•	Systems — towed streamer and redeployable ocean bottom cable seismic data acquisition systems and shipboard recorders, streamer positioning and control systems and energy sources (such as air guns and air gun controllers) and analog geophone sensors.

•	Software — software systems and related services for navigation and data management involving towed marine streamer and seabed operations.

•	Solutions — advanced seismic data processing services for marine and land environments, seismic data libraries, and our GeoVentures (formerly Integrated Seismic Solutions, or ISS) services.

•	INOVA Geophysical — cable-based, cableless and radio-controlled seismic data acquisition systems, digital sensors, vibroseis vehicles (i.e. vibrator trucks) and source controllers for detonator and energy sources business lines.
     Economic Conditions
     Demand for our seismic data acquisition products and services is cyclical and substantially dependent upon activity levels in the oil and gas industry, particularly our customers’ willingness and ability to expend their capital for oil and natural gas exploration and development projects. This demand is sensitive to current and expected future oil and natural gas prices. During 2011, West Texas Intermediate (“WTI”) spot crude oil prices initially rose above $100 per barrel, but have declined since then; since August 1, 2011, WTI spot crude oil prices have generally been in the range of $75 to $90 per barrel. Brent crude oil prices have remained above $100 per barrel during most of 2011 with prices ranging between $95 and $125 per barrel. Economic concerns and the ongoing debt crisis in Europe have contributed to lower price levels across multiple asset classes, as oil prices were affected by lower expectations about near and mid-term growth of oil demand around the world. However, Brent crude oil prices continue to exceed $100 per barrel suggesting that worldwide oil demand offsets the concerns regarding the European debt crisis. A notable price divergence persists between the Brent and WTI benchmarks, as Brent oil prices are decoupled from the impact of excess oil inventories in the U.S. and WTI oil prices are decoupled from the political unrest in North Africa and the Middle East. Energy price forecasts are by their nature highly uncertain, but external reports indicate that oil prices are expected to remain resilient in 2012 as demand outpaces supply, particularly in developing countries in the Asian market. Unlike the recovery in oil prices, U.S. natural gas prices have remained depressed relative to 2008 levels, due to the excess supply of natural gas in the North American market. However, demand for natural gas has not deteriorated and industry interest in natural gas and oil shale opportunities continues to increase, along with developments in the technologies employed to locate and extract shale reserves.
     For the first nine months of 2011, our Solutions segment experienced increased revenues compared to the comparable period in 2010, due to increased seismic data library sales (principally driven by customers’ demand for access to our multi-client programs in Greenland and Brazil) and new venture business revenues. In addition, we recently completed a scientific project for the Russian Government using our unique Arctic technology and know-how to survey large swatches of the Russian Arctic, positioning us to become a major player in future Russian Arctic multi-client business. Our footprint in the U.S. shale play is also expanding with three new venture programs in our backlog and more on the drawing board, as we increase our technical understanding of shale plays and leverage this to broaden our shale footprint in both the U.S. and international markets in 2012. Our Solutions segment’s data processing business has been negatively impacted by the slowdown in Gulf of Mexico exploration and production activities resulting from the Deepwater Horizon incident in April 2010. However, our pipeline for data processing work grew in the third quarter of 2011 and we expect the recovery of our data processing business to return to pre-Macondo levels in 2012.
     Our Software segment generated slightly higher revenues during the first nine months of 2011 compared to the same period in 2010, principally due to favorable foreign currency exchange rates. In terms of the segment’s functional currency (British Pounds Sterling), Software segment revenues remained consistent with the 2010 nine-month period.
     Revenues for our Systems segment increased for the first nine months of 2011 compared with the first nine months of 2010, as demand for our marine products offset decreased sales of our sensor geophone products. Also, we remain on track to recognize the revenue from the BGP twelve-streamer system (announced in August 2010) in the fourth quarter. Our land seismic business, particularly INOVA Geophysical’s business in North America and Russia, continues to show signs of recovery. However, due to the political unrest in North Africa and the Middle East in 2011, and the ongoing investment in INOVA Geophysical’s next-generation cable and cableless land acquisition systems (which are scheduled to be launched in 2012), we do not expect to see improvements in our land seismic business’s results until 2012.
     Although the U.S. economic recovery has been slower than initially expected and geopolitical tensions and regulatory uncertainties have adversely affected customers’ purchasing plans, we believe that our industry’s long-term prospects remain favorable because of the decreasing number of significant new discoveries of hydrocarbons and increasing interest in oil and natural gas shale opportunities based upon developments in the technology to locate and extract shale reserves. We believe that technologies that add a competitive advantage through cost reductions or improvements in productivity will continue to be valued in our marketplace. We believe that our newest technologies such as DigiFIN®, DigiSTREAMERTM, Orca® and INOVA Geophysical’s recently announced technologies (including FireFly® DR31, HawkTM SN11, UniVibTM, VectorSeis® ML21 and ARIES® II with digital sensor capabilities), will continue to attract customer interest, because those technologies are designed to deliver improvements in image quality within more productive delivery systems.
     Key Financial Metrics
     The following table provides an overview of key financial metrics for our company as a whole and our four business segments during the three and nine months ended September 30, 2011, compared to those for the same period of 2010 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net revenues:
Systems:
Towed Streamer	$22,219	$20,185	$60,000	$50,096
Ocean Bottom	—	510	509	1,821
Other	10,065	5,036	25,210	19,721

Total	$32,284	$25,731	$85,719	$71,638

Software:
Software Systems	$9,476	$8,567	$27,444	$25,824
Services	715	561	1,545	1,409

Total	$10,191	$9,128	$28,989	$27,233

Solutions:
Data Processing	$22,416	$27,943	$63,349	$79,661
New Venture	35,597	49,971	67,819	62,314
Data Library	15,166	8,821	48,862	28,342

Total	$73,179	$86,735	$180,030	$170,317

Legacy Land Systems (INOVA)	$—	$—	$—	$16,511

Total	$115,654	$121,594	$294,738	$285,699

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Gross profit:
Systems	$13,397	$11,202	$40,752	$29,141
Software	8,061	6,074	20,970	18,254
Solutions	22,600	31,672	47,106	52,965
Legacy Land Systems (INOVA)	—	—	—	(984)

Total	$44,058	$48,948	$108,828	$99,376

Gross margin:
Systems	41%	44%	48%	41%
Software	79%	67%	72%	67%
Solutions	31%	37%	26%	31%
Legacy Land Systems (INOVA)	—%	—%	—%	(6%)

Total	38%	40%	37%	35%

Income from operations:
Systems	$6,852	$5,693	$21,989	$13,833
Software	7,117	5,451	18,409	16,513
Solutions	13,897	22,556	22,751	30,669
Legacy Land Systems (INOVA)	—	—	—	(9,623)
Corporate and other	(9,370)	(10,331)	(29,782)	(33,016)

Income from operations	$18,496	$23,369	$33,367	$18,376

Net income (loss) applicable to common shares	$8,714	$11,871	$11,409	$(58,820)

Basic net income (loss) per common share	$0.06	$0.08	$0.07	$(0.42)

Diluted net income (loss) per common share	$0.06	$0.08	$0.07	$(0.42)

     We intend that the following discussion of our financial condition and results of operations will provide information that will assist in understanding our consolidated financial statements, the changes in certain key items in those financial statements from quarter to quarter, and the primary factors that accounted for those changes. Our results of operations for the nine months ended September 30, 2010 were materially affected by the disposition of our land systems businesses in forming INOVA Geophysical on March 25, 2010, which affects the comparability of certain of the financial information contained in this Form 10-Q. In order to assist with the comparability to our historical results of operations, certain of the financial tables and discussions below with respect to the nine months ended September 30, 2010 have been adjusted to exclude the results of operations of our disposed legacy land equipment segment, which we refer to below as our “Legacy Land Systems” segment. The term “as adjusted” as it appears in certain of such tables and discussions, reflects the exclusion of results from the Legacy Land Systems segment.
     We account for our 49% interest in our INOVA Geophysical joint venture as an equity method investment and record our share of earnings of INOVA Geophysical on a one fiscal quarter lag basis. Thus, for the three months ended September 30, 2011 and 2010, we recognized our share of losses in INOVA Geophysical of $4.8 million and $8.0 million, respectively, which reflected joint venture operating results for the three months ended June 30, 2011 and 2010. For the nine months ended September 30, 2011 and 2010, we recognized our share of losses in INOVA Geophysical of $9.8 million and $8.2 million; these sums were derived from INOVA Geophysical’s operating results for the nine-month period from October 1, 2010 through June 30, 2011, and the period from March 26, 2010 through June 30, 2010, respectively. See below for the summarized, unaudited financial information for INOVA Geophysical at “— Results of Operations — Three and Nine Months Ended September 30, 2011 Compared to the Three and Nine Months Ended September 30, 2010 — Equity in Losses of INOVA Geophysical.”
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
     References below to “Notes” are to Notes to Unaudited Condensed Consolidated Financial Statements appearing in Part I, Item 1 of this Form 10-Q.
     The information contained in this Quarterly Report on Form 10-Q contains references to our registered marks, as indicated. Except where stated otherwise or unless the context otherwise requires, the terms “DigiSTREAMER,” “VectorSeis,” “Scorpion,” “Orca,” “DigiFIN,” “Hawk,” “Univib,” “ARIES” and “FireFly” refer to our (or INOVA Geophysical’s (as applicable)) DigiSTREAMERTM, VectorSeis®, Scorpion®, Orca®, DigiFIN®, HawkTM, UnivibTM, ARIES® and FireFly® registered marks.
Results of Operations
     Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010
     Our overall total net revenues of $115.7 million for the three months ended September 30, 2011 decreased $5.9 million, or 5%, compared to total net revenues for the three months ended September 30, 2010, principally due to lower revenues from our Solutions segment, which were partially offset by increased net revenues in our Systems segment for the quarter. Our overall gross profit percentage for the three months ended September 30, 2011 was 38%, compared to 40% for the same period of 2010. Total operating expenses as a percentage of net revenues for the three months ended September 30, 2011 and 2010 were 22% and 21%, respectively. For the three months ended September 30, 2011, we recorded income from operations of $18.5 million, compared to $23.4 million for the same prior-year period.
Net Revenues, Gross Profits and Gross Margins
     Systems — Net revenues for the three months ended September 30, 2011 increased by $6.6 million, or 25%, to $32.3 million, compared to $25.7 million for the three months ended September 30, 2010, due to strong demand for marine positioning equipment and improved sales of marine data acquisition systems and sensor geophones during the quarter. Gross profit for the three months ended September 30, 2011 increased by $2.2 million to $13.4 million, representing a 41% gross margin, compared to $11.2 million, representing a 44% gross margin, for the three months ended September 30, 2010. The decrease in gross margins in our Systems segment was primarily due to the relatively higher proportions of revenues from sales of lower-margin marine data acquisition systems and sensor geophones.
     Software — Net revenues for the three months ended September 30, 2011 increased by $1.1 million, or 12%, to $10.2 million compared to $9.1 million for the same prior-year period. Excluding the effects of foreign currency translation, revenues increased 8% due to continued demand for Orca and Gator software. Gross profit of $8.1 million for the three months ended September 30, 2011 increased $2.0 million over the comparative period and gross margins increased by 12% to 79% due to changes in product mix (there was a relative increase in software sales during the third quarter of 2011, which have higher margins than the associated hardware sales for this segment).
     Solutions — Net revenues for the three months ended September 30, 2011 decreased by $13.5 million, or 16%, to $73.2 million, compared to $86.7 million for the three months ended September 30, 2010. This decrease was predominantly driven by the timing of new venture revenues, with 2011 new venture projects being spread more evenly between the third and fourth quarters compared to 2010 new venture projects (mostly in the Arctic) where the majority of new venture activity was concentrated in the third quarter of the year, and by lower data processing revenues as the data processing business continues to be impacted by the lagging effects of the slowdown in the Gulf of Mexico. These decreases were partially offset by increased demand for access to our multi-client data libraries in the Arctic, East Africa and the Congo. Gross profit decreased by $9.1 million to $22.6 million compared to $31.7 million in 2010, and gross margins decreased 6% to 31% as a result of lower data processing revenues and the sales mix within the multi-client business.
Operating Expenses
     Research, Development and Engineering — Research, development and engineering expense was $6.3 million, or 5% of net revenues, for the three months ended September 30, 2011, an increase of $0.8 million compared to $5.5 million or 5% of net revenues, for the corresponding period of 2010. Research, development and engineering expense for both the 2011 and 2010 quarters related to our continuing investment in our next-generation seismic data acquisition products and services.
     Marketing and Sales — Marketing and sales expense of $8.2 million, or 7% of net revenues, for the three months ended September 30, 2011 increased $0.4 million compared to $7.8 million, or 6% of net revenues, for the corresponding period of 2010. The increase was primarily due to higher consulting fees and employment-related expenses.
     General and Administrative — General and administrative expenses of $11.0 million for the three months ended September 30, 2011 decreased $1.3 million compared to $12.3 million, for the corresponding period of 2010. General and administrative expenses as a percentage of net revenues for the three months ended September 30, 2011 and 2010 remained consistent at 10%.
Non-operating Items
     Interest Expense, net — Interest expense, net, was $1.4 million for the three months ended September 30, 2011 compared to $1.9 million for the three months ended September 30, 2010. We expect interest expense, net, for the fourth quarter of 2011 to be consistent with interest expense levels experienced during the first three quarters of 2011.
     Equity in Losses of INOVA Geophysical — We account for our 49% interest in INOVA Geophysical as an equity method investment and record our share of earnings of INOVA Geophysical on a one fiscal quarter lag basis. Thus, our share of INOVA Geophysical’s losses for the three months ended June 30, 2011 are included in our financial results for the three months ended September 30, 2011. For the three months ended September 30, 2011, we recorded approximately $4.8 million of equity in losses of INOVA Geophysical compared to equity in losses of $8.0 million for the third quarter of 2010 (which represented our 49% share of equity in losses of INOVA Geophysical for the three months ended June 30, 2010). The following table reflects the summarized financial information for INOVA Geophysical for the three months ended June 30, 2011 and 2010 (in thousands):

	Three Months	Three Months
	Ended	Ended
	June 30, 2011	June 30, 2010
Total net revenues	$33,756	$18,586
Gross profit	$2,241	$(3,268)
Loss from operations	$(8,326)	$(14,393)
Net loss	$(9,811)	$(16,336)
     INOVA Geophysical’s revenues for the second quarter of 2011 improved by more than 80% compared to the prior year period. However, due to the political unrest in North Africa and the Middle East during 2011 and the launch of INOVA Geophysical’s next-generation cable and cableless land acquisition systems, we do not expect significant positive improvements to INOVA Geophysical’s results of operations until 2012. Additionally, due to INOVA Geophysical’s announced launch of its next-generation products, which are in process of field testing with plan of commercial introduction in 2012, we expect to see a one-time write-down of inventory based upon previous technologies to occur in INOVA Geophysical’s third quarter and then reflected in our fourth quarter results. We estimate that our 49% share of this one-time write-down to be in the range of $6 million to $8 million.
     Other Income (Expense) — Other income (expense) for the three months ended September 30, 2011 was $0.2 million compared to ($3.2) million for the comparative period of 2010. This difference primarily related to foreign currency exchange gains associated with our operations in the United Kingdom.
     Income Tax Expense — Income tax expense for the three months ended September 30, 2011 was $3.5 million compared to a tax benefit of $1.9 million for the comparative period of 2010. Our effective tax rates for the three months ended September 30, 2011 and 2010 were 27.9% (provision on income) and 18.8% (benefit on income), respectively. For the three months ended September 30, 2010, we recorded a benefit of $3.9 million related to alternative minimum tax. Excluding the benefit related to alternative minimum tax included in the third quarter of 2010, our effective tax rate would have been 22.2% (provision on income) for that quarter. The increase in our effective tax rate for the three months ended September 30, 2011 was due to changes in the distribution of earnings between U.S. and foreign jurisdictions.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

		Nine Months Ended
	Nine Months Ended	September 30, 2010
	September 30, 2011	As Reported	As Adjusted [1]
		(In thousands)
Net revenues	$294,738	$285,699	$269,188
Cost of sales	185,910	186,323	168,828

Gross profit	108,828	99,376	100,360
Gross margin	37%	35%	37%

Operating expenses:
Research, development and engineering	18,070	19,748	15,567
Marketing and sales	23,079	21,323	19,764
General and administrative	34,312	39,929	37,030

Total operating expenses	75,461	81,000	72,361

Income from operations	$33,367	$18,376	$27,999

[1]	Excludes Legacy Land Systems (INOVA).
     Our total net revenues of $294.7 million for the nine months ended September 30, 2011 increased $9.0 million, or 3%, compared to total net revenues for the nine months ended September 30, 2010. Excluding the effect of Legacy Land Systems (INOVA) operations, total net revenues increased $25.6 million, or 9%, over revenues (as adjusted) for the comparable period in 2010. Our overall gross profit percentage for the nine months ended September 30, 2011 was 37%, consistent with the gross profit percentage (as adjusted) for the same period of 2010. Total operating expenses as a percentage of net revenues for the nine months ended September 30, 2011 and 2010 were, respectively, 26% and 27%, as adjusted. For the nine months ended September 30, 2011, we recorded income from operations of $33.4 million, compared to $28.0 million, as adjusted, for the same prior-year period.
Net Revenues, Gross Profits and Gross Margins (excluding Legacy Land Systems)
     Systems — Net revenues for the nine months ended September 30, 2011 increased by $14.1 million, or 20%, to $85.7 million, compared to $71.6 million for the nine months ended September 30, 2010. This increase was primarily due to higher revenues from towed streamer and other marine products partially offset by weak sales of sensor geophones. Gross profit for the nine months ended September 30, 2011 increased by $11.6 million to $40.8 million, representing a 48% gross margin, compared to $29.1 million, representing a 41% gross margin, for the nine months ended September 30, 2010. The increase in gross margins in our Systems segment was primarily due to sales mix including an increase in higher-margin marine positioning equipment sales.
     Software — Net revenues for the nine months ended September 30, 2011 increased by $1.8 million, or 6%, to $29.0 million, compared to $27.2 million for the nine months ended September 30, 2010. The increase was principally due to the favorable impact of foreign exchange rate changes. Excluding the effects of foreign currency translation, revenues were consistent between the periods of comparison. Gross profit of $21.0 million for the nine months ended September 30, 2011 increased $2.7 million over the comparative period and gross margins increased by 5% to 72% due to a relative increase in software sales during the first nine months of 2011, which have higher margins than the associated hardware sales.
     Solutions — Net revenues for the nine months ended September 30, 2011 increased by $9.7 million, or 6%, to $180.0 million, compared to $170.3 million for the nine months ended September 30, 2010. This increase was predominantly driven by demand for access to our multi-client data libraries in Greenland and Brazil and by increased marine new venture activity in Africa and Greenland and new venture land activity in the Marcellus shale, partially offset by lower data processing revenues resulting from the lagging effects of the slowdown in the Gulf of Mexico. Gross profit decreased by $5.9 million to $47.1 million compared to $53.0 million in 2010, while gross margins decreased 5% to 26% principally as a result of the lower volume of revenues from our data processing services.

Operating Expenses (excluding Legacy Land Systems)
     Research, Development and Engineering — Research, development and engineering expense was $18.1 million, or 6% of net revenues, for the nine months ended September 30, 2011, an increase of $2.5 million compared to $15.6 million, as adjusted, or 6% of net revenues, for the corresponding period of 2010.
     Marketing and Sales — Marketing and sales expense of $23.1 million, or 8% of net revenues, for the nine months ended September 30, 2011 increased $3.3 million compared to $19.8 million, as adjusted, or 7% of net revenues, for the corresponding period of 2010. The increase was primarily due to higher employment-related expenses.
     General and Administrative — General and administrative expenses of $34.3 million for the nine months ended September 30, 2011 decreased $2.7 million compared to $37.0 million, as adjusted, for the corresponding period of 2010. General and administrative expenses as a percentage of net revenues for the nine months ended September 30, 2011 and 2010 were 12% and 14% (as adjusted), respectively. This decrease was predominantly due to lower legal costs.
Non-operating Items
     Interest Expense, net — Interest expense, net, was $4.2 million for the nine months ended September 30, 2011 compared to $28.9 million for the nine months ended September 30, 2010. As a result of our first quarter 2010 debt refinancing, our interest expense for the nine months ended September 30, 2010 included a $10.1 million write-off of deferred financing charges and an $8.7 million non-cash debt discount (which was fully amortized by March 31, 2010). After excluding these two non-cash items, our interest expense, net, for the nine months ended September 30, 2010 was $10.1 million. As of September 30, 2011, we had no amounts drawn on our revolving line of credit under our Credit Facility, and we had cash on hand and short-term investments of $71.3 million. We expect interest expense, net, for the fourth quarter of 2011 to be consistent with interest expense levels experienced during our first three quarters of 2011.
     Loss on Disposition of Land Division — Due to the formation of INOVA Geophysical in March 2010, we recorded a $38.1 million loss on the disposition of our land systems division for the first quarter of 2010. The majority of the loss recognized from this transaction related to accumulated foreign currency translation adjustments (effect of exchange rates) of our foreign subsidiaries, mainly in Canada.
     Fair Value Adjustment of Warrant — In October 2009, we issued to BGP a warrant to purchase shares of our common stock. BGP elected not to exercise the warrant and, on March 25, 2010, BGP terminated the warrant and surrendered it to us. Prior to its termination, the warrant was required to be accounted for as a liability at its fair value, resulting in a positive non-cash fair value adjustment of $12.8 million in the first quarter of 2010.
     Equity in Losses of INOVA Geophysical — For the nine months ended September 30, 2011, we recorded approximately $9.8 million of equity in losses of INOVA Geophysical, which represented our 49% share of INOVA Geophysical for the nine-month period from October 1, 2010 to June 30, 2011, compared to $8.2 million of equity in losses for the nine months ended September 30, 2010, which represented our 49% share of equity in losses of INOVA Geophysical for the period from March 26, 2010 to June 30, 2010. The following table reflects the summarized financial information for INOVA Geophysical for the nine month period from October 1, 2010 through June 30, 2011 and the period from the formation of INOVA Geophysical on March 26, 2010 through June 30, 2010 (in thousands):

	October 1, 2010	March 26, 2010
	through	through
	June 30, 2011	June 30, 2010
Total net revenues	$111,747	$19,655
Gross profit	$17,680	$(4,194)
Loss from operations	$(18,200)	$(15,579)
Net loss	$(20,589)	$(17,566)
     INOVA Geophysical’s revenues for the first nine months of 2011 significantly improved compared to the prior year period. However, due to the political unrest in North Africa and the Middle East and the launch of INOVA Geophysical’s next-generation cable and cableless land acquisition systems, we do not expect significant positive improvements to INOVA Geophysical’s results of operations until 2012. Additionally, due to INOVA Geophysical’s announced launch of its next-generation products, which are in process of field testing with plan of commercial introduction in 2012, we expect to see a one-time write-down of inventory based upon previous technologies to occur in INOVA Geophysical’s third quarter and then reflected in our fourth quarter results. We estimate that our 49% share of this one-time write-down to be in the range of $6 million to $8 million.

     Other Expense — Other expense for the nine months ended September 30, 2011 was $2.3 million compared to $0.8 million for the comparative period of 2010. This difference primarily related to foreign currency exchange losses primarily associated with our operations in the United Kingdom.
     Income Tax Expense — Income tax expense for the nine months ended September 30, 2011 was $4.7 million compared to $12.4 million for the comparative period of 2010. Our effective tax rate for the nine months ended September 30, 2011 was 27.7%, a provision on income, compared to a provision on a loss of 27.7%, for the nine months ended September 30, 2010. Income tax expense for the nine months ended September 30, 2010, included $16.4 million of expense related to the transactions involved in the formation of INOVA Geophysical, partially offset by a benefit related to alternative minimum tax. Excluding the impact of these transactions, our effective tax rate for the nine months ended September 30, 2010 would have been 29.7% (provision on a loss). The change in our effective tax rate for the nine months ended September 30, 2011 as compared to the corresponding period in 2010 was due to changes in the distribution of earnings between U.S. and foreign jurisdictions.
     Preferred Stock Dividends — The preferred stock dividend relates to our Series D Preferred Stock. Quarterly dividends must be paid in cash. Dividends are paid at a rate equal to the greater of (i) 5.0% per annum or (ii) the three month LIBOR rate on the last day of the immediately preceding calendar quarter plus 2.5% per annum. The Series D Preferred Stock dividend rate was 5.0% at September 30, 2011. The total amount of dividends paid on our preferred stock for the nine months ended September 30, 2011 was less than the comparative period of 2010 due to the conversion of 43,000 shares of preferred stock into 9,659,231 shares of common stock in April 2010.
Liquidity and Capital Resources
Capital Requirements and Sources of Capital
     Our cash requirements include our working capital requirements, and cash required for our debt service payments, seismic data acquisition projects for our seismic data libraries and capital expenditures. As of September 30, 2011, we had working capital of $168.3 million, which included $43.3 million of cash on hand and $28.0 million of short-term investments. Capital requirements are primarily driven by our continued investment in our multi-client seismic data library ($91.6 million in the nine months ended September 30, 2011) and, to a lesser extent, our inventory purchase obligations. Also, our headcount is a significant driver of our working capital needs. Because a significant portion of our business is involved in the planning, processing and interpretation of seismic data services, one of our largest investments is in our employees, which involves cash expenditures for their salaries, bonuses, payroll taxes and related compensation expenses. Our working capital requirements may change from time to time depending upon many factors, including our operating results and adjustments in our operating plan required in response to industry conditions, competition, acquisition opportunities and unexpected events. In recent years, our primary sources of funds have been cash flows generated from our operations, our existing cash balances, debt and equity issuances and borrowings under our revolving credit and term loan facilities (see “— Revolving Line of Credit and Term Loan Facility” below)
     At September 30, 2011, our principal credit facility consisted of:
•	A revolving line of credit sub-facility providing for borrowings of up to $100.0 million; and
•	A term loan sub-facility having an outstanding principal balance of $100.3 million.
     As of September 30, 2011, we had no indebtedness outstanding under the revolving line of credit.
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
     The revolving credit sub-facility and term loan under the Credit Facility are each scheduled to mature on March 24, 2015. The principal amount under the term loan is subject to scheduled quarterly amortization payments of $1.0 million per quarter until the maturity date, upon which the remaining unpaid principal amount of the term loan becomes due and payable. The indebtedness under the Credit Facility may sooner mature on a date that is 18 months after the earlier of (i) any dissolution of INOVA Geophysical, or (ii) the administrative agent determining in good faith that INOVA Geophysical is unable to perform its obligations under its guarantee that it has provided under the Credit Facility.
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
     As of September 30, 2011, the $100.3 million in outstanding term loan indebtedness under the Credit Facility accrued interest at a rate of 3.7% per annum.
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
     The fixed charge coverage ratio is defined as the ratio of (i) our consolidated EBITDA less cash income tax expense and non-financed capital expenditures, to the sum of (ii) scheduled payments of lease payments and payments of principal indebtedness, interest expense actually paid and cash dividends, in each case for the four consecutive fiscal quarters most recently ended. The leverage ratio is defined as the ratio of (x) total funded consolidated debt, capital lease obligations and issued letters of credit (net of cash collateral) to (y) our consolidated EBITDA for the four consecutive fiscal quarters most recently ended. We were in compliance with these financial covenants as of September 30, 2011, and we expect to remain in compliance with these covenants throughout the remainder of 2011.
     Interest Rate Caps — We use derivative financial instruments to manage our exposure to the interest rate risks related to the variable rate debt under our term loan indebtedness. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors.
     In August 2010, we entered into an interest rate cap agreement and purchased interest rate caps having an initial notional amount of $103.3 million with a three-month average LIBOR cap of 2.0%. If and when the three-month average LIBOR rate exceeds 2.0%, the LIBOR portion of interest owed by us would be effectively capped at 2.0%. This initial notional amount was set to equal the projected outstanding balance under our term loan facility at December 31, 2010. The notional amount was then set so as not to exceed the outstanding balance of our term loan facility over a period that extends through March 29, 2013. We purchased these interest rate caps for approximately $0.4 million and designated the interest rate caps as cash flow hedges.

     In July 2011, we purchased additional interest rate caps related to our term loan facility. The notional amounts of these interest rate caps, together with the notional amounts of the interest rate caps purchased in August 2010, were set so as not to exceed the outstanding balance of our term loan facility over a period that extends through March 31, 2014. We purchased these interest rate caps for approximately $0.3 million and designated the interest rate caps as cash flow hedges. See further discussion regarding these interest rate caps at Note 6 “— Long-term Debt, Lease Obligations and Interest Rate Caps.”
Meeting our Liquidity Requirements
     As of September 30, 2011, our total outstanding indebtedness (including capital lease obligations) was approximately $103.8 million, primarily consisting of approximately $100.3 million outstanding under the term loan. As of September 30, 2011, we had no amounts drawn on our revolving line of credit under our Credit Facility, and we had approximately $43.3 million of cash on hand and $28.0 million in short-term investments.
     For the nine months ended September 30, 2011, total capital expenditures, including investments in our multi-client data library, were $100.6 million, and we are projecting additional capital expenditures for the fourth quarter of 2011 to be between $20 million and $40 million. A majority of our projected additional capital expenditures relate to our investment in our multi-client data library, and we anticipate that most of this investment will be underwritten by our customers.
Cash Flow from Operations
     We have historically financed our operations from internally generated cash and funds from equity and debt financings. Cash and cash equivalents were $43.3 million, which excludes $28.0 million of excess cash invested in short-term bank certificates of deposit, at September 30, 2011, compared to $84.4 million at December 31, 2010. Net cash provided by operating activities was $86.1 million for the nine months ended September 30, 2011, compared to $54.8 million for the comparative period of 2010. The increase in our cash flows from operations was primarily due to decreases in unbilled receivables and increases in deferred revenues, offset partially by increased accounts receivable and an increase in inventory in our Systems segment, which includes building inventory related to our contract to outfit a BGP twelve-streamer vessel with our DigiSTREAMER data acquisition system, announced in August 2010, and BGP is expected to deploy the system in the fourth quarter of this year.
Cash Flow from Investing Activities
     Net cash flow used in investing activities was $135.0 million for the nine months ended September 30, 2011, compared to net cash provided by investing activities of $33.4 million for the comparative period of 2010. The principal uses of cash in our investing activities during the nine months ended September 30, 2011 were our net investment of $28.0 million of excess cash in short-term bank certificates of deposit, $91.6 million of continued investment in our multi-client data library and our $6.5 million investment in a convertible note (see Note 3 "— Investments.”). The principal source of cash from our investing activities during the nine months ended September 30, 2010 was $99.8 million net proceeds received from BGP for their 51% interest in INOVA Geophysical and the use of cash of $58.9 million on investment in our multi-client data library.
Cash Flow from Financing Activities
     Net cash flow provided by financing activities was $7.8 million for the nine months ended September 30, 2011, compared to $90.9 million of net cash flow used in financing activities for the comparative period of 2010. The net cash flow provided by financing activities during the nine months ended September 30, 2011 was primarily related to proceeds from stock option exercises of $13.0 million, partially offset by payments on our long-term debt of $4.9 million. The net cash flow used in financing activities during the nine months ended September 30, 2010 was primarily related to net repayments on our prior revolving credit facility of $89.4 million and payments on our notes payable in connection with our long-term debt refinancing of $143.8 million. This cash outflow was partially offset by proceeds of $38.0 million from the issuance of our common stock to BGP in March 2010 and net proceeds of $105.7 million related to the issuance of the term loan under the Credit Facility.

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
Recent Accounting Pronouncements
     See Note 14 of Notes to Unaudited Condensed Consolidated Financial Statements.
Credit and Foreign Sales Risks
     The majority of our foreign sales are denominated in United States dollars. Product revenues are allocated to geographical locations on the basis of the ultimate destination of the equipment, if known. If the ultimate destination of such equipment is not known, product revenues are allocated to the geographical location of initial shipment. Service revenues, which primarily relate to our Solutions division, are allocated based upon the billing location of the customer. For the nine months ended September 30, 2011 and 2010, international sales comprised 65% and 51%, respectively, of total net revenues.
     A summary of net revenues by geographic area follows (in thousands):

	Nine Months Ended
	September 30,
	2011	2010
North America	$102,405	$139,667
Europe	106,798	82,651
Asia Pacific	39,229	25,193
Middle East	21,784	6,292
Latin America	7,698	15,099
Africa	6,329	13,913
Commonwealth of Independent States (CIS)	10,495	2,884

Total	$294,738	$285,699

     To the extent that world events or economic conditions negatively affect our future sales to customers in certain geographic areas, the collectability of our existing receivables, our future results of operations, liquidity, and financial condition may be adversely affected. We currently require customers in higher risk countries to provide their own financing. We do not currently extend long-term credit through promissory notes or similar credit agreements to companies in countries we consider to be inappropriate for credit risk purposes.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
     Refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion regarding the Company’s quantitative and qualitative disclosures about market risk. There have been no material changes to those disclosures during the nine months ended September 30, 2011.

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
     Our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2011. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.
     Changes in Internal Control over Financial Reporting. There was not any change in our internal control over financial reporting that occurred during the three months ended September 30, 2011, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
     WesternGeco
     In June 2009, WesternGeco L.L.C. (“WesternGeco”) filed a lawsuit against us in the United States District Court for the Southern District of Texas, Houston Division. In the lawsuit, styled WesternGeco L.L.C. v. ION Geophysical Corporation, WesternGeco alleges that we have infringed several United States patents regarding marine seismic streamer steering devices that are owned by WesternGeco. WesternGeco is seeking unspecified monetary damages and an injunction prohibiting us from making, using, selling, offering for sale or supplying any infringing products in the United States. Based on our review of the lawsuit filed by WesternGeco and the WesternGeco patents at issue, we believe that its products do not infringe any WesternGeco patents, that the claims asserted against us by WesternGeco are without merit and that the ultimate outcome of the claims against us will not result in a material adverse effect on our financial condition or results of operations. We intend to defend the claims against us vigorously.
     In June 2009, we filed an answer and counterclaims against WesternGeco, in which we deny that we have infringed WesternGeco’s patents and assert that the WesternGeco patents are invalid or unenforceable. We also asserted that WesternGeco’s Q-Marine system, components and technology infringe upon a United States patent owned by us related to marine seismic streamer steering devices. The claims by us also assert that WesternGeco tortiously interfered with our relationship with our customers. In addition, we claim that the lawsuit by WesternGeco is an illegal attempt by WesternGeco to control and restrict competition in the market for marine seismic surveys performed using laterally steerable streamers. In our counterclaims, we are requesting various remedies and relief, including a declaration that the WesternGeco patents are invalid or unenforceable, an injunction prohibiting WesternGeco from making, using, selling, offering for sale or supplying any infringing products in the United States, a declaration that the WesternGeco patents should be co-owned by us, and an award of unspecified monetary damages.
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
     Fletcher
     In November 2009, Fletcher, the holder of shares of our outstanding Series D Preferred Stock, filed a lawsuit against us and certain of our directors in the Delaware Court of Chancery. In the lawsuit, styled Fletcher International, Ltd. v. ION Geophysical Corporation, f/k/a Input/Output, Inc., ION International S.à r.l., James M. Lapeyre, Bruce S. Appelbaum, Theodore H. Elliott, Jr., Franklin Myers, S. James Nelson, Jr., Robert P. Peebler, John Seitz, G. Thomas Marsh And Nicholas G. Vlahakis, Fletcher alleged, among other things, that we violated Fletcher’s consent rights contained in the Series D Preferred Stock Certificates of Designation, by ION Sàrl’s issuance of a convertible promissory note to the Bank of China, New York Branch, in connection with a bridge loan funded in October 2009 by Bank of China, and that the directors violated their fiduciary duty to us by allowing ION Sàrl to issue the convertible note without Fletcher’s consent. A total of $10.0 million was advanced to ION Sàrl under the bridge loan, and ION Sàrl repaid $10.0 million on the following day. Fletcher sought a court order requiring ION Sàrl to repay the $10 million advanced to ION Sàrl under the bridge loan and unspecified monetary damages. On March 24, 2010, the presiding judge in the case denied Fletcher’s request for the court order. In a Memorandum Opinion issued on May 28, 2010 in response to a motion for partial summary judgment, the judge dismissed all of Fletcher’s claims against our named directors but also concluded that, because the bridge loan note issued by ION Sàrl was convertible into ION common stock, Fletcher technically had the right to consent to the issuance of the note and that we violated Fletcher’s consent right by ION Sàrl issuing the note without Fletcher’s consent. In December 2010, the presiding judge in the case recused himself from the case and a new presiding judge was appointed to the case. In March 2011, the judge dismissed certain of the claims asserted by Fletcher. We believe that the remaining claims asserted by Fletcher in the lawsuit are without merit. We further believe that the monetary damages suffered by Fletcher as a result of ION Sàrl issuing the bridge loan note without Fletcher’s consent are nonexistent or nominal, and that the ultimate outcome of the lawsuit will not result in a material adverse effect on our financial condition or results of operations. We intend to defend the remaining claims against us in this lawsuit vigorously.
     Sercel
     On January 29, 2010, the jury in a patent infringement lawsuit filed by us against seismic equipment provider Sercel, Inc. in the United States District Court for the Eastern District of Texas returned a verdict in our favor. In the lawsuit, styled Input/Output, Inc. et al v. Sercel, Inc., (5-06-cv-00236), we alleged that Sercel’s 408, 428 and SeaRay digital seismic sensor units infringe our United States Patent No. 5,852,242, which is incorporated in our VectorSeis sensor technology. Products of ION or INOVA Geophysical that use the VectorSeis technology include the System Four, Scorpion, FireFly, and VectorSeis Ocean seismic acquisition systems. After a two-week trial, the jury concluded that Sercel infringed our patent and that our patent was valid, and the jury awarded us $25.2 million in compensatory past damages. In response to post-verdict motions made by the parties, on September 16, 2010, the presiding judge issued a series of rulings that (a) granted our motion for a permanent injunction to be issued prohibiting the manufacture, use or sale of the infringing Sercel products, (b) confirmed that our patent was valid, (c) confirmed that the jury’s finding of infringement was supported by the evidence and (d) disallowed $5.4 million of lost profits that were based on infringing products that were manufactured and delivered by Sercel outside of the United States, but were offered for sale by Sercel in the United States and involved underlying orders and payments received by Sercel in the United States. In addition, the judge concluded that the evidence supporting the jury’s finding that we were entitled to be awarded $9.0 million in lost profits associated with certain infringing pre-verdict marine sales by Sercel was too speculative and therefore disallowed that award of lost profits. As a result of the judge’s ruling, we are now entitled to be awarded an additional amount of damages equal to a reasonable royalty on the infringing pre-verdict Sercel marine sales. After we learned that Sercel continued to make sales of infringing products after the January 2010 jury verdict was rendered, we filed motions with the court to seek additional compensatory damages for the post-verdict infringing sales and enhanced damages as a result of the willful nature of Sercel’s post-verdict infringement. On February 16, 2011, the Court entered a final judgment and permanent injunction in the case. The final judgment awarded us $10.7 million in damages, plus interest, and the permanent injunction prohibits Sercel and parties acting in concert with Sercel from making, using, offering to sell, selling, or importing in the United States (which includes territorial waters of the United States) Sercel’s 408UL, 428XL and SeaRay digital sensor units, and all other products that are only colorably different from those products. The Court ordered that the additional damages to be paid by Sercel as a reasonable royalty on the infringing pre-verdict Sercel marine sales and the additional damages to be paid by Sercel resulting from post-verdict infringing sales would be determined in a separate future proceeding. Sercel and we have each appealed portions of the final judgment. We have not recorded any amounts related to this gain contingency as of September 30, 2011.
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

Item 1A. Risk Factors
     This report contains or incorporates by reference statements concerning our future results and performance and other matters that are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “would,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of such terms or other comparable terminology. Examples of other forward-looking statements contained or incorporated by reference in this report include statements regarding:
•	the effects of current and future worldwide economic conditions and demand for oil and natural gas and seismic equipment and services;

•	the effects of current and future unrest in the Middle East, North Africa and other regions;

•	future benefits to be derived from INOVA Geophysical;

•	future increases of capital expenditures for seismic activities;

•	the expected outcome of litigation and other claims against us;

•	the timing of anticipated sales and associated realized revenues;

•	future levels of spending by our customers;

•	expected improved revenues and the timing of future revenue realization of anticipated orders for seismic data processing work in our Solutions segment;

•	future oil and gas commodity prices;

•	the duration of the slowdown in exploration and development activities in the Gulf of Mexico resulting from the April 2010 Deepwater Horizon incident, which affects us and our customers;

•	expected net revenues, income from operations and net income;

•	expected improved revenues from data processing services in our Solutions segment;

•	expected gross margins for our products and services;

•	future benefits to our customers to be derived from new products and services;

•	future benefits to be derived from our investments in technologies and acquired companies;

•	future growth rates for our products and services;

•	the degree and rate of future market acceptance of our new products and services;

•	our expectations regarding oil and gas exploration and production companies and contractor end-users purchasing our more technologically-advanced products and services;

•	anticipated timing and success of commercialization and capabilities of products and services under development and start-up costs associated with their development;

•	future cash needs and future availability of cash to fund our operations and pay our obligations;

•	potential future acquisitions;

•	future levels of capital expenditures;

•	our ability to maintain our costs at consistent percentages of our revenues in the future;

•	future demand for seismic equipment and services;

•	future seismic industry fundamentals;

•	future opportunities for new products and projected research and development expenses;

•	future success in integrating our acquired businesses;

•	sufficient future profits to fully utilize our net operating losses;

•	future compliance with our debt financial covenants;

•	expectations regarding realization of deferred tax assets; and

•	anticipated results regarding accounting estimates we make.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (c) During the three months ended September 30, 2011, in connection with the vesting of (or lapse of restrictions on) shares of our restricted stock held by certain employees, we acquired shares of our common stock in satisfaction of tax withholding obligations that were incurred on the vesting date. The date of cancellation, number of shares and average effective acquisition price per share were as follows:

(d) Maximum Number
(or Approximate
Dollar
			(c) Total Number of	Value) of Shares
			Shares Purchased as	That
	(a)	(b)	Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Acquired	Paid Per Share	Program	Program
July 1, 2011 to July 31, 2011	—	$—	Not applicable	Not applicable
August 1, 2011 to August 31, 2011	—	$—	Not applicable	Not applicable
September 1, 2011 to September 30, 2011	526	$6.78	Not applicable	Not applicable

Total	526	$6.78

Item 6. Exhibits

10.1	Employment Agreement dated August 2, 2011, to become effective on January 1, 2012, between ION Geophysical Corporation and R. Brian Hanson.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

101	The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements tagged as block text.*

*	In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ION GEOPHYSICAL CORPORATION
By	/s/ R. Brian Hanson
R. Brian Hanson
President, Chief Operating Officer and Chief Financial Officer (Duly authorized executive officer and principal financial officer)
Date: November 3, 2011

EXHIBIT INDEX

Exhibit No.	Description
10.1	Employment Agreement dated August 2, 2011, to become effective on January 1, 2012, between ION Geophysical Corporation and R. Brian Hanson.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

101	The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements tagged as block text.*

*	In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.