Form 10-Q
period 2012-03-31
ION GEOPHYSICAL CORP
filed 2012-05-03
CIK 866609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒

At April 27, 2012, there were 155,604,782 shares of common stock, par value $0.01 per share, outstanding.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS FOR FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2012	December 31, 2011
	( In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$87,096	$42,402
Short-term investments	—	20,000
Accounts receivable, net	70,003	130,612
Unbilled receivables	48,644	25,628
Inventories	69,333	70,145
Prepaid expenses and other current assets	12,218	13,460

Total current assets	287,294	302,247
Deferred income tax asset	18,652	17,645
Property, plant and equipment, net	25,384	24,771
Multi-client data library, net	176,625	175,768
Investment in INOVA Geophysical	75,442	72,626
Goodwill	54,956	53,963
Intangible assets, net	17,790	17,716
Other assets	10,032	9,322

Total assets	$666,175	$674,058

LIABILITIES AND EQUITY

Current liabilities:
Current maturities of long-term debt	$6,216	$5,770
Accounts payable	21,787	22,296
Accrued expenses	48,816	61,384
Accrued multi-client data library royalties	12,205	15,318
Deferred revenue	29,105	33,802

Total current liabilities	118,129	138,570
Long-term debt, net of current maturities	98,614	99,342
Other long-term liabilities	7,659	7,719

Total liabilities	224,402	245,631

Redeemable noncontrolling interest	2,504	2,615

Equity:
Cumulative convertible preferred stock	27,000	27,000
Common stock, $0.01 par value; authorized 200,000,000 shares; outstanding 155,600,722 and 155,479,776 shares at March 31, 2012 and December 31, 2011, respectively, net of treasury stock	1,556	1,555
Additional paid-in capital	844,995	843,271
Accumulated deficit	(415,037)	(423,612)
Accumulated other comprehensive loss	(13,109)	(16,193)
Treasury stock, at cost, 849,539 shares at March 31, 2012 and December 31, 2011, respectively	(6,565)	(6,565)

Total stockholders’ equity	438,840	425,456
Noncontrolling interests	429	356

Total equity	439,269	425,812

Total liabilities and equity	$666,175	$674,058

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
	(In thousands, except per share data)
Product revenues	$45,076	$32,387
Service revenues	66,634	58,165

Total net revenues	111,710	90,552

Cost of products	23,148	14,639
Cost of services	47,406	44,774

Gross profit	41,156	31,139

Operating expenses:
Research, development and engineering	7,726	5,839
Marketing and sales	7,417	7,042
General and administrative	14,370	12,187

Total operating expenses	29,513	25,068

Income from operations	11,643	6,071
Interest expense, net	(1,518)	(1,615)
Equity in earnings (losses) of INOVA Geophysical	2,468	(860)
Other income (expense)	(686)	(2,999)

Income before income taxes	11,907	597
Income tax expense	3,445	147

Net income	8,462	450
Net income attributable to noncontrolling interest	113	25

Net income attributable to ION	8,575	475
Preferred stock dividends	338	338

Net income applicable to common shares	$8,237	$137

Net income per share:
Basic	$0.05	$0.00

Diluted	$0.05	$0.00

Weighted average number of common shares outstanding:
Basic	155,543	153,666
Diluted	156,547	155,555

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	$111,710	$111,710
	Three Months Ended March 31,
	2012	2011
	(In thousands)
Comprehensive income	$11,546	$3,727
Comprehensive income attributable to noncontrolling interest	113	25

Comprehensive income attributable to ION	$11,659	$3,752

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$8,462	$450
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization (other than multi-client library)	3,090	3,953
Amortization of multi-client library	22,620	23,443
Stock-based compensation expense	1,484	1,973
Equity in (earnings) losses of INOVA Geophysical	(2,468)	860
Deferred income taxes	(1,063)	(2,854)
Change in operating assets and liabilities:
Accounts receivable	61,018	14,508
Unbilled receivables	(23,016)	29,593
Inventories	965	(13,404)
Accounts payable, accrued expenses and accrued royalties	(13,025)	(21,862)
Deferred revenue	(4,736)	15,537
Other assets and liabilities	(1,491)	(371)

Net cash provided by operating activities	51,840	51,826

Cash flows from investing activities:
Investment in multi-client data library	(24,527)	(11,907)
Purchase of property, plant and equipment	(1,768)	(3,674)
Sales (purchases) of short-term investments	20,000	(80,000)

Net cash used in investing activities	(6,295)	(95,581)

Cash flows from financing activities:
Payments on long-term debt	(1,431)	(1,748)
Payment of preferred dividends	(338)	(338)
Contribution from noncontrolling interest	68	200
Proceeds from exercise of stock options	249	11,793
Other financing activities	385	(37)

Net cash (used in) provided by financing activities	(1,067)	9,870

Effect of change in foreign currency exchange rates on cash and cash equivalents	216	300

Net increase (decrease) in cash and cash equivalents	44,694	(33,585)
Cash and cash equivalents at beginning of period	42,402	84,419

Cash and cash equivalents at end of period	$87,096	$50,834

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The condensed consolidated balance sheet of ION Geophysical Corporation and its subsidiaries (collectively referred to as the “Company” or “ION,” unless the context otherwise requires) at December 31, 2011 has been derived from the Company’s audited consolidated financial statements at that date. The condensed consolidated balance sheet at March 31, 2012, and the condensed consolidated statements of operations, comprehensive income and cash flows for the three months ended March 31, 2012 and 2011, are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the operating results for a full year or of future operations.

These condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements presented in accordance with accounting principles generally accepted in the United States have been omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and on Form 10-K/A, which contains the separate consolidated financial statements of INOVA Geophysical Equipment Limited (“INOVA Geophysical”) for the fiscal year ended December 31, 2011.

(2) Segment Information

The Company evaluates and reviews its results based on four segments: Solutions, Systems, Software and INOVA Geophysical. The Company measures segment operating results based on income from operations. The Company accounts for its 49% interest in INOVA Geophysical as an equity method investment and records its share of earnings and losses of INOVA Geophysical on a one fiscal quarter lag basis.

A summary of segment information is as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Net revenues:
Solutions:
Data Processing	$26,865	$20,299
New Venture	28,994	22,450
Data Library	10,268	15,144

Total	$66,127	$57,893

Systems:
Towed Streamer	$15,804	$17,547
Ocean bottom	3,519	2
Other	17,383	6,411

Total	$36,706	$23,960

Software:
Software Systems	$8,370	$8,427
Services	507	272

Total	$8,877	$8,699

Total	$111,710	$90,552

Gross profit:
Solutions	$18,985	$13,316

Systems	15,812	12,245
Software	6,359	5,578

Total	$41,156	$31,139

Gross margin:
Solutions	29%	23%
Systems	43%	51%
Software	72%	64%

Total	37%	34%

Income from operations:
Solutions	$9,606	$5,812
Systems	8,740	6,080
Software	5,482	4,853
Corporate and other	(12,185)	(10,674)

Income from operations	11,643	6,071

Interest expense, net	(1,518)	(1,615)
Equity in earnings (losses) of INOVA Geophysical	2,468	(860)
Other income (expense)	(686)	(2,999)

Income before income taxes	$11,907	$597

The following table reflects the summarized financial information for INOVA Geophysical for the three months ended December 31, 2011 and 2010 (in thousands):

	Three Months Ended December 31,
	2011	2010
Net revenues	$58,998	$45,619
Gross profit	$13,964	$11,716
Income (loss) from operations	$6,509	$(2,790)
Net income (loss)	$5,717	$(2,265)

The difference between the amount of the Company’s share in INOVA Geophysical’s net income for the three months ended December 31, 2011 (49% of $5.7 million or $2.8 million) and the “Equity in earnings (losses) of INOVA Geophysical” reflected on the Condensed Consolidated Statement of Operations for the three months ended March 31, 2012 ($2.5 million), is primarily due to transactions between our GeoVentures™ business and INOVA Geophysical—specifically the Company’s rentals of INOVA Geophysical’s land seismic equipment to acquire seismic data for its new venture projects. The Company initially defers its 49% of the net income related to these intercompany sales, which will be recognized in the Company’s income over time in proportion to the amortization expense of the associated data library.

(3) Inventories

A summary of inventories is as follows (in thousands):

	March 31,	December 31,
	2012	2011
Raw materials and subassemblies	$42,124	$45,829
Work-in-process	8,648	8,294
Finished goods	31,347	29,059
Reserve for excess and obsolete inventories	(12,786)	(13,037)

Total	$69,333	$70,145

(4) Net Income per Share

Basic net income per common share is computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted net income per common share is determined based on the assumption that dilutive restricted stock and restricted stock unit awards have vested and outstanding dilutive stock options have been exercised and the aggregate proceeds were used to reacquire common stock using the average price of such common stock for the period. The total number of shares issued or reserved for future issuance under outstanding stock options at March 31, 2012 and 2011 was 6,832,575 and 5,636,573, respectively, and the total number of shares of restricted stock and shares reserved for restricted stock units outstanding at March 31, 2012 and 2011 was 1,168,001 and 943,381, respectively.

There are 27,000 outstanding shares of the Company’s Series D Cumulative Convertible Preferred Stock (“Series D Preferred Stock”), which may currently be converted, at the holder’s election, into up to 6,065,075 shares of the Company’s common stock. The outstanding shares of all Series D Preferred Stock were anti-dilutive for all periods presented.

The following table summarizes the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2012	2011
Net income applicable to common shares	$8,237	$137

Weighted average number of common shares outstanding	155,543	153,666
Effect of dilutive stock awards	1,004	1,889

Weighted average number of diluted common shares outstanding	156,547	155,555

Basic and diluted net income per share	$0.05	$0.00

(5) Long-term Debt, Lease Obligations and Interest Rate Caps

	March 31,	December 31,
Obligations (in thousands)	2012	2011
Revolving line of credit	$—	$—
Term loan facility	98,250	99,250
Facility lease obligation	2,880	3,047
Equipment capital leases	3,700	2,815

Total	104,830	105,112
Current portion of long-term debt and lease obligations	(6,216)	(5,770)

Non-current portion of long-term debt and lease obligations	$98,614	$99,342

Revolving Line of Credit and Term Loan Facility

On March 25, 2010, ION, its Luxembourg subsidiary, ION International S.à r.l. (“ION Sàrl”), and certain of its other U.S. and foreign subsidiaries entered into a new credit facility (the “Credit Facility”). The terms of the Credit Facility are set forth in a credit agreement dated March 25, 2010 (the “Credit Agreement”), by and among ION, ION Sàrl and China Merchants Bank Co., Ltd., New York Branch (“CMB”), as administrative agent and lender. The obligations of ION under the Credit Facility are guaranteed by certain of ION’s material U.S. subsidiaries and the obligations of ION Sàrl under the Credit Facility are guaranteed by certain of ION’s material U.S. and foreign subsidiaries, in each case that are parties to the Credit Agreement. INOVA Geophysical is also providing a bank stand-by letter of credit as credit support for the obligations of the borrowers under the Credit Agreement.

The Credit Facility provides ION with a revolving line of credit of up to $100.0 million in borrowings (including borrowings for letters of credit), and it refinanced ION’s outstanding term loan under the previous syndicated credit facility with a new term loan in the original principal amount of $106.3 million. The Credit Facility permits direct borrowings by ION Sàrl for use by ION’s foreign subsidiaries.

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

As of March 31, 2012, the $98.3 million in outstanding term loan indebtedness under the Credit Facility accrued interest at a rate of 4.0% per annum.

The Credit Facility requires compliance with certain financial covenants, including the following:

•	Maintain a minimum fixed charge coverage ratio in an amount equal to at least 1.125 to 1;

•	Not exceed a maximum leverage ratio of 3.25 to 1; and

•	Maintain a minimum tangible net worth of at least 60% of ION’s tangible net worth as of March 31, 2010.

The fixed charge coverage ratio is defined as the ratio of (i) ION’s consolidated EBITDA less cash income tax expense and non-financed capital expenditures, to (ii) the sum of scheduled payments of lease payments and payments of principal indebtedness, interest expense actually paid and cash dividends, in each case for the four consecutive fiscal quarters most recently ended. The leverage ratio is defined as the ratio of (x) total funded consolidated debt, capital lease obligations and issued letters of credit (net of cash collateral) to (y) ION’s consolidated EBITDA for the four consecutive fiscal quarters most recently ended. As of March 31, 2012, ION was in compliance with these financial covenants and the Company expects to remain in compliance with these financial covenants throughout the remainder of 2012.

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

As of March 31, 2012, the Company held interest rate caps as follows (amounts in thousands):

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

These interest rate caps have been designated as cash flow hedges according to Accounting Standards Codification (“ASC”) 815 “Derivatives and Hedging,” and accordingly, the effective portion of the change in fair value of these interest rate caps are recognized in other comprehensive income in the Company’s consolidated financial statements. The Company has recorded the fair value of these interest rate caps as a noncurrent asset included in other assets on its condensed consolidated balance sheet. Unrealized gains or losses included in other comprehensive income related to these interest rate caps will be reclassified into earnings as each interest rate cap settles on the contractual payment dates as shown in the table above. See further discussion on the fair value of the Company’s interest rate caps at Note 7 “— Fair Value of Financial Instruments.”

(6) Income Taxes

The Company maintains a valuation allowance for a portion of its U.S. deferred tax assets and certain non-U.S. deferred tax assets. The valuation allowance is calculated in accordance with the provisions of ASC 740 “Income Taxes,” which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. In the event the Company’s expectations of future operating results change, the valuation allowance may need to be adjusted upward or downward. As of March 31, 2012, the Company’s unreserved U.S. net deferred tax assets totaled $12.9 million. These existing unreserved net deferred tax assets are currently considered to be “more likely than not” realized.

The Company’s effective tax rates for the three months ended March 31, 2012 and 2011 were 28.9% and 24.6%, respectively. The increase in the Company’s effective tax rate for the three months ended March 31, 2012 was primarily due to the establishment of a valuation allowance adjustment for certain foreign operating loss carryforwards in the first quarter of 2012. Excluding the additional valuation allowance, the Company’s effective tax rate for the three months ended March 31, 2012 was 25.2%.

The Company has approximately $1.4 million of unrecognized tax benefits and does not expect to recognize significant increases in unrecognized tax benefits during the next twelve month period. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense.

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

(7) Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, short-term investments, accounts and unbilled receivables, accounts payable, accrued multi-client data library royalties, an investment in a convertible note from a privately-owned U.S.-based technology company, interest rate caps, long-term debt and an investment in shares of Reservoir Exploration Technology, ASA (“RXT”), a Norwegian seismic contractor. The carrying amounts of cash and cash equivalents, short-term investments, accounts and unbilled receivables, accounts payable and accrued multi-client data library royalties approximate fair value due to the highly liquid nature of these instruments.

The carrying value of the Company’s long-term debt as of March 31, 2012 and December 31, 2011 was $104.8 million and $105.1 million, respectively, compared to fair value of $106.1 million and $106.5 million as of March 31, 2012 and December 31, 2011, respectively. The fair value of the long-term debt was calculated using a market approach based upon Level 3 inputs, including an estimated interest rate reflecting current market conditions.

The following table provides additional information related to assets and liabilities measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011. The reference to level within the table relates to the level of inputs used to determine fair value, which the key inputs are then described below. The table (in thousands) is as follows:

	Level 1	Level 2	Level 3
As of March 31, 2012:
Investment in convertible note	$—	$—	$5,861
Investment in RXT shares	1,426	—	—
Interest rate caps	—	46	—
As of December 31, 2011:
Investment in convertible note	—	—	5,770
Investment in RXT shares	556	—	—
Interest rate caps	—	91	—

Investment in Convertible Note. The Company performed a fair value analysis with respect to its investment in the convertible note using a market approach based upon Level 3 inputs, including the terms and likelihood of an investment event and the time to conversion or repayment. The original principal amount of the note is $6.5 million, and it bears interest at a rate of 4% per annum. As of March 31, 2012, the fair value of this investment was approximately $5.9 million, with $0.6 million of unrealized losses recorded in accumulated other comprehensive income.

In March 2012, the Company and the investee entered into an agreement for the Company to make available to the investee a credit facility in an amount of up to $4.0 million, for a term of one year. As of March 31, 2012, the investee had drawn no funds under the available credit arrangement.

Investment in RXT Shares. The Company performed a fair value analysis of its investment in RXT using a market approach based upon Level 1 inputs, utilizing quoted prices from active markets. As of March 31, 2012, the fair value of this investment was approximately $1.4 million with $0.9 million of unrealized gains recorded in accumulated other comprehensive income.

Interest Rate Caps. The Company performed a valuation of its interest rate caps using a market approach based on Level 2 inputs, such as interest rates and yield curves that are observable at commonly quoted intervals. As of March 31, 2012, the fair value of these interest rate caps was less than $0.1 million with less than $0.1 million of unrealized losses recorded in accumulated other comprehensive income. See further discussion on the terms of the Company’s interest rate caps at Note 5 “— Long-term Debt, Lease Obligations and Interest Rate Caps.”

(8) Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Net income	$8,462	$450

Other comprehensive income, net of taxes:
Foreign currency translation adjustments (ION)	1,767	3,550
Foreign currency translation adjustments (noncontrolling interest)	7	—
Change in fair value of effective cash flow hedges (net of taxes)	—	(44)
Equity interest in INOVA Geophysical’s other comprehensive income	348	585
Unrealized gain (loss) on available-for-sale securities	962	(814)

Total other comprehensive income	3,084	3,277

Comprehensive income	11,546	3,727
Comprehensive income attributable to noncontrolling interest	113	25

Comprehensive income attributable to ION	$11,659	$3,752

(9) Litigation

WesternGeco

In June 2009, WesternGeco L.L.C. (“WesternGeco”) filed a lawsuit against the Company in the United States District Court for the Southern District of Texas, Houston Division. In the lawsuit, styled WesternGeco L.L.C. v. ION Geophysical Corporation, WesternGeco alleges that the Company has infringed several method and apparatus claims contained in United States patents regarding marine seismic streamer steering devices that are owned by WesternGeco. WesternGeco is seeking unspecified monetary damages and an injunction prohibiting the Company from making, using, selling, offering for sale or supplying any infringing products in the United States.

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

In June 2010, WesternGeco filed a lawsuit against various subsidiaries and affiliates of Fugro N.V. (“Fugro”), a seismic contractor customer of the Company, accusing Fugro of infringing the same United States patents regarding marine seismic streamer steering devices by planning to use certain equipment purchased from the Company on a survey located outside of U.S. territorial waters. The court approved the consolidation of the Fugro case with the case against the Company. Fugro filed a motion to dismiss the lawsuit, and in March 2011 the presiding judge granted Fugro’s motion to dismiss in part, on the basis that the alleged activities of Fugro would occur more than 12 miles from the U.S. coast and therefore are not actionable under U.S. patent infringement law. On February 21, 2012, the Court granted WesternGeco’s motions for summary judgment related to the Company’s claims as plaintiff against WesternGeco for infringement, inventorship and inequitable conduct. In response to a Motion for Summary Judgment filed jointly by the Company and Fugro, the Court ruled on April 25, 2012 that the Company did not infringe WesternGeco’s method patent claims.

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

Fletcher

In November 2009, Fletcher International Ltd. (“Fletcher”), the holder of the shares of the Company’s outstanding Series D Preferred Stock, filed a lawsuit against the Company and certain of its directors in the Delaware Court of Chancery. In the lawsuit, styled Fletcher International, Ltd. v. ION Geophysical Corporation, et al, Fletcher alleged, among other things, that the Company violated Fletcher’s consent rights contained in the Series D Preferred Stock Certificates of Designation, by ION Sàrl’s execution and delivery of a convertible promissory note to the Bank of China, New York Branch, in connection with a bridge loan funded in October 2009 by Bank of China, and that ION’s directors violated their fiduciary duty to the Company by allowing ION Sàrl to deliver the convertible note without Fletcher’s consent. A total of $10.0 million was advanced to ION Sàrl under the bridge loan, and ION Sàrl repaid $10.0 million on the first business day following the delivery of the note. Fletcher sought a court order requiring ION Sàrl to repay the $10.0 million advanced to ION Sàrl under the bridge loan and unspecified monetary damages. In March 2010, the presiding judge in the case denied Fletcher’s request for the court order. In a Memorandum Opinion issued in May 2010 in response to a motion for partial summary judgment, the judge dismissed all of Fletcher’s claims against the named Company directors but also concluded that, because the bridge loan note issued by ION Sàrl was convertible into ION common stock, Fletcher technically had the right to consent to the issuance of the note and that the Company violated Fletcher’s consent right by ION Sàrl issuing the note without Fletcher’s consent. In December 2010, the presiding judge in the case recused himself from the case and a new presiding judge was appointed to the case. In March 2011, the judge dismissed certain of the claims asserted by Fletcher. The Company believes that the remaining claims asserted by Fletcher in the lawsuit are without merit. The Company further believes that the monetary damages suffered by Fletcher as a result of ION Sàrl issuing the bridge loan note without Fletcher’s consent are nonexistent or nominal, and that the ultimate outcome of the lawsuit will not result in a material adverse effect on the Company’s financial condition or results of operations. The Company intends to defend the remaining claims against it in this lawsuit vigorously.

Sercel

In January 2010, the jury in a patent infringement lawsuit filed by the Company against seismic equipment provider Sercel, Inc. in the United States District Court for the Eastern District of Texas returned a verdict in the Company’s favor. In the lawsuit, styled Input/Output, Inc. et al v. Sercel, Inc., (5-06-cv-00236), the Company alleged that Sercel’s 408, 428 and SeaRay digital seismic sensor units infringe the Company’s United States Patent No. 5,852,242, which is incorporated in the Company’s VectorSeis® sensor technology. Products of the Company or INOVA Geophysical that are compatible with the VectorSeis technology include Scorpion®, ARIES® II, FireFly®, HawkTM and VectorSeis Ocean seismic acquisition systems. The jury concluded that Sercel infringed the Company’s patent and that the Company’s patent was valid, and the jury awarded the Company $25.2 million in compensatory past damages. In response to post-verdict motions made by the parties, in September 2010, the presiding judge issued a series of rulings that (a) granted the Company’s motion for a permanent injunction to be issued prohibiting the manufacture, use or sale of the infringing Sercel products, (b) confirmed that the Company’s patent was valid, (c) confirmed that the jury’s finding of infringement was supported by the evidence and (d) disallowed $5.4 million of lost profits that were based on infringing products that were manufactured and delivered by Sercel outside of the United States, but were offered for sale by Sercel in the United States and involved underlying orders and payments received by Sercel in the United States. In addition, the judge concluded that the evidence supporting the jury’s finding that the Company was entitled to be awarded $9.0 million in lost profits associated with certain infringing pre-verdict marine sales by Sercel was too speculative and therefore disallowed that award of lost profits. As a result of the judge’s ruling, the Company is now entitled to be awarded an additional amount of damages equal to a reasonable royalty on the infringing pre-verdict Sercel marine sales. After the Company learned that Sercel continued to make sales of infringing products after the January 2010 jury verdict was rendered, the Company filed motions with the court to seek additional compensatory damages for the post-verdict infringing sales and enhanced damages as a result of the willful nature of Sercel’s post-verdict infringement. In February 2011, the Court entered a final judgment and permanent injunction in the case. The final judgment awarded the Company $10.7 million in damages, plus interest, and the permanent injunction prohibits Sercel and parties acting in concert with Sercel from making, using, offering to sell, selling, or importing in the United States (which includes territorial waters of the United States) Sercel’s 408UL, 428XL and SeaRay digital sensor units, and all other products that are only colorably different from those products. The Court ordered that the additional damages to be paid by Sercel as a reasonable royalty on the infringing pre-verdict Sercel marine sales and the additional damages to be paid by Sercel resulting from post-verdict infringing sales would be determined in a separate future proceeding. Sercel and the Company appealed portions of the final judgment, and on February 17, 2012, the appellate court upheld the final judgment. In April 2012, Sercel paid the Company $12.0 million pursuant to the final judgment and the Company will record this gain in its second quarter financial results.

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

(10) Related Party Transactions

BGP, Inc., China National Petroleum Corporation (“BGP”) owned approximately 15.3% of the Company’s outstanding common stock as of March 31, 2012. For the three months ended March 31, 2012 and 2011, the Company recorded revenues from BGP of $6.1 million and $1.0 million, respectively. Total receivables due from BGP were $2.6 million at March 31, 2012.

(11) Restructuring Activities

At December 31, 2011, the Company had a liability (classified as an other long-term liability) of $5.9 million related to permanently ceasing to use certain leased building facilities in March 2010. During the three months ended March 31, 2012, the Company made cash payments of $0.3 million and accrued $0.1 million related to accretion expense, resulting in a remaining liability of $5.7 million as of March 31, 2012.

In the fourth quarter of 2011, the Company initiated a restructuring of its Sensor geophone operations in the Netherlands, which included reducing headcount at this location by approximately 30%. As of December 31, 2011, the Company accrued a liability of $2.4 million associated with severance costs for these employees and recorded the corresponding expense within general and administrative expenses for 2011. During the three months ended March 31, 2012, the Company made cash severance payments of $0.4 million resulting in a remaining liability of $2.0 million as of March 31, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Our Business

We are a technology-focused seismic solutions company that provides advanced acquisition equipment, software and planning and seismic processing services to the global energy industry. Our products, technologies, and services are used by oil and gas exploration and production (“E&P”) companies and seismic acquisition contractors to generate high-resolution images of the Earth’s subsurface during exploration, exploitation, and production operations. Our products and services are intended to measure and interpret seismic data about rock and fluid properties within the Earth’s subsurface to enable oil and gas companies to make improved drilling and production decisions. We also acquire and process seismic data from seismic surveys in regional data programs, which then become part of our seismic data library. The seismic surveys for our data library business are pre-funded, or underwritten, in part by our customers, and we contract with third party seismic data acquisition companies to acquire the data, all of which is intended to minimize our risk exposure. We serve customers in all major energy producing regions of the world from strategically located offices in 19 cities on five continents.

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

•

Solutions — advanced seismic data processing services for marine and land environments, reservoir solutions, onboard processing and quality control, seismic data libraries, and services by our GeoVentures™ services group.

•

Systems — towed streamer and redeployable ocean bottom cable seismic data acquisition systems and shipboard recorders, streamer positioning and control systems and energy sources and analog geophone sensors.

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

Economic Conditions

Demand for our seismic data acquisition products and services is cyclical and substantially dependent upon activity levels in the oil and gas industry, particularly our customers’ willingness and ability to expend their capital for oil and natural gas exploration and development projects. This demand is sensitive to current and expected future oil and natural gas prices. During the first quarter of 2012, West Texas Intermediate (“WTI”) spot crude oil prices briefly dipped below $100 per barrel in early February before rising above $100 per barrel for the remainder of the quarter. Brent crude oil prices similarly increased from approximately $110 per barrel at the beginning of the quarter to over $120 per barrel by quarter end. Energy price forecasts are by their nature highly uncertain, but external reports indicate that oil prices are expected to remain robust in 2012 as demand outpaces supply, particularly in developing countries in Asia. Unlike the recovery in oil prices, U.S. natural gas prices have remained depressed relative to 2008 levels, due to the excess supply of natural gas in the North American market. This trend continued during the first quarter of 2012 as U.S. Henry Hub natural gas prices dropped from $3.00 per MMBtu in early January to approximately $2.00 per MMBtu by quarter end. However, we believe demand for natural gas (particularly natural gas with associated natural gas liquids) has not deteriorated and industry interest in natural gas and oil shale opportunities continues to increase, along with developments in the technologies employed to locate and extract shale reserves.

For the first quarter of 2012, our Solutions segment experienced an increase in revenues compared to the first quarter of 2011, due to improved data processing revenues and higher sales by our GeoVentures business. During the first quarter of 2012, our participation in oil and gas shale plays continued to expand, with the completion of our second land multi-client new venture project in the Marcellus shale and with other projects underway, including a land project in Poland. In the process, we are increasing our technical understanding of both oil and gas shale plays and we intend to leverage this expertise to broaden our oil and gas shale footprint geographically in both the U.S. and international markets. In addition, customer demand remains high for seismic data acquired by our GeoVentures business in offshore areas around the globe where E&P companies have demonstrated a strong interest for exploration, including frontier basins off of East and West Africa, Brazil and in the Arctic. Our data processing business has recovered from the aftermath of the Deepwater Horizon incident, entering 2012 with record levels of backlog, including the single largest data processing contract award in our history, which we received during the fourth quarter of 2011. At March 31, 2012, our Solutions segment backlog, which consists of commitments for (i) data processing work and (ii) multi-client new venture projects by our GeoVentures group that have been underwritten, was $128.5 million compared with $134.2 million at December 31, 2011 and $105.4 million at March 31, 2011. We anticipate that the majority of this backlog will be recognized in 2012.

Revenues for our Systems segment increased significantly in the first quarter of 2012 compared to the first quarter of 2011, with strong demand for our sensor geophones, increased ocean bottom cable sales and steady demand for our marine products.

Our Software segment revenues remained consistent for the first quarter of 2012 compared to the same period of 2011, partially impacted by less-favorable foreign currency exchange rates. Expressed in terms of the segment’s local currency (British Pounds Sterling), Software segment revenues increased slightly due to steady subscription sales of Orca® and GATOR® software.

Our land seismic business, particularly INOVA Geophysical’s business in North America and Russia, continues to show signs of recovery, as INOVA Geophysical reported its first profitable quarter since its formation in early 2010. With the recent launches of its lower-cost cableless Hawk™ land system (Hawk SN11), an improved FireFly® system (FireFly DR31), UniVib™, a new VectorSeis® ML21 digital sensor, upgrades to its ARIES® II product with digital sensor capabilities and the announcement of a new cabled system (G3i™) as well as positive momentum from INOVA’s first profitable quarter, we continue to expect INOVA Geophysical to at least break even in 2012.

We believe that technologies that add a competitive advantage through improved imaging, cost reductions or improvements in well productivity will continue to be valued in our marketplace. We believe that our newest technologies such as DigiFIN™, DigiSTREAMER™, Orca and INOVA Geophysical’s newest technologies described above, will continue to attract customer interest, because those technologies are designed to deliver improvements in image quality within more productive delivery systems.

We continue to see increasing levels of demand for seismic services, and expect that 2012 will be a year of growth across all business segments for us. However, in stating these expectations, we are assuming that (i) the global economy will not slip back into a recession, (ii) the price of crude oil will remain above $80 per barrel and (iii) there will be an increase in the level of exploration and production activities in the US Gulf of Mexico.

Key Financial Metrics

The table below provides an overview of key financial metrics for our company as a whole and our four business segments during the three months ended March 31, 2012, compared to those for the same period of 2011. See “— Results of Operations — Other Items — Equity in Earnings (Losses) of INOVA Geophysical” for additional information about the operating results of INOVA Geophysical.

	Three Months Ended March 31,
(in thousands, except per share amounts)	2012	2011
Net revenues:
Solutions:
Data Processing	$26,865	$20,299
New Venture	28,994	22,450
Data Library	10,268	15,144

Total	$66,127	$57,893

Systems:
Towed Streamer	$15,804	$17,547
Ocean Bottom	3,519	2
Other	17,383	6,411

Total	$36,706	$23,960

Software:
Software Systems	$8,370	$8,427
Services	507	272

Total	$8,877	$8,699

Total	$111,710	$90,552

Gross profit:
Solutions	$18,985	$13,316
Systems	15,812	12,245
Software	6,359	5,578

Total	$41,156	$31,139

Gross margin:
Solutions	29%	23%
Systems	43%	51%
Software	72%	64%

Total	37%	34%

Income from operations:
Solutions	$9,606	$5,812
Systems	8,740	6,080
Software	5,482	4,853
Corporate and other	(12,185)	(10,674)

Total	11,643	$6,071

Operating margin:
Solutions	15%	10%
Systems	24%	25%
Software	62%	56%
Corporate and other	(11%)	(12%)

Total	10%	7%

Net income applicable to common shares	$8,237	$137

Basic and diluted net income per common share	$0.05	$0.00

We intend that the following discussion of our financial condition and results of operations will provide information that will assist in understanding our consolidated financial statements, the changes in certain key items in those financial statements from quarter to quarter, and the primary factors that accounted for those changes.

We filed an amendment to our Annual Report on Form 10-K on Form 10-K/A on March 26, 2012 in order to file separate consolidated financial statements for INOVA Geophysical for the fiscal year ended December 31, 2011, as required under SEC Regulation S-X.

For a discussion of factors that could impact our future operating results and financial condition, see Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, and Item 1A. “Risk Factors” in Part II of this Form 10-Q.

The information contained in this Quarterly Report on Form 10-Q contains references to trademarks, service marks and registered marks of ION and our subsidiaries, as indicated. Except where stated otherwise or unless the context otherwise requires, the terms “VectorSeis,” “FireFly,” “ARIES II,” “Orca,” “GATOR,” and “Scorpion” refer to VECTORSEIS®, FIREFLY®, ARIES® II, GATOR®, ORCA® and SCORPION® registered marks owned by ION or INOVA Geophysical, and the terms “DigiSTREAMER,” “GeoVentures,” “Hawk,” “UniVib,” “G3i,” and “DigiFIN,” refer to DigiSTREAMER™, GeoVentures™, Hawk™, UniVib™, G3i™ and DigiFIN™ trademarks and service marks owned by ION or INOVA Geophysical.

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Our overall total net revenues of $111.7 million for the three months ended March 31, 2012 increased $21.2 million, or 23%, compared to total net revenues for the three months ended March 31, 2011. Our overall gross profit percentage for the three months ended March 31, 2012 was 37%, compared to 34% for the same period of 2011. Total operating expenses as a percentage of net revenues for the three months ended March 31, 2012 and 2011 were, respectively, 26% and 28%. Our overall operating margin percentage for the three months ended March 31, 2012 was 10% compared to 7% for the same prior-year period. For the three months ended March 31, 2012, we recorded income from operations of $11.6 million, compared to income from operations of $6.1 million for the same prior-year period.

Net Revenues, Gross Profits and Gross Margins

Solutions — Net revenues for the three months ended March 31, 2012 increased by $8.2 million, or 14%, to $66.1 million, compared to $57.9 million for the three months ended March 31, 2011. This increase was predominantly driven by improved data processing revenues due to post-Macondo recovery in the Gulf of Mexico and continued international expansion; and by higher GeoVentures revenues related to projects in areas such as North American shale plays and offshore East Africa. Gross profit increased by $5.7 million to $19.0 million compared to $13.3 million in 2011, while gross margins increased 6% to 29% as a result of the change in sales mix as the first quarter of 2012 reflected a greater volume of data processing revenues compared to the first quarter of 2011.

Systems — Net revenues for the three months ended March 31, 2012 increased by $12.7 million, or 53%, to $36.7 million, compared to $24.0 million for the three months ended March 31, 2011. This increase was primarily due to significantly higher sales of sensor geophone strings, as the land seismic market continues to recover, as well as improved ocean bottom cable sales and continued healthy demand for our towed streamer and other marine products. Gross profit for the three months ended March 31, 2012 increased by $3.6 million to $15.8 million, representing a 43% gross margin, compared to $12.2 million, representing a 51% gross margin, for the three months ended March 31, 2011. The decrease in gross margins in our Systems segment was primarily due to sales mix, including greater volumes of lower-margin products sold, such as ocean bottom cables and sensor geophones.

Software — Net revenues for the three months ended March 31, 2012 increased by $0.2 million, or 2%, to $8.9 million, compared to $8.7 million for the three months ended March 31, 2011. The increase was principally due to continued demand for the Orca and GATOR software platforms, slightly offset by the impact of foreign exchange rates. Excluding the effects of foreign currency translation, revenues increased 4%. Gross profit of $6.4 million for the three months ended March 31, 2012 increased by $0.8 million over first quarter 2011 gross profit of $5.6 million, while gross margins increased by 8% to 72% due to changes in product mix (there was a relative increase in software sales during the first quarter of 2012, which have higher margins than the associated hardware sales for this segment).

Operating Expenses

Research, Development and Engineering — Research, development and engineering expense was $7.7 million, or 7% of net revenues, for the three months ended March 31, 2012, an increase of $1.9 million compared to $5.8 million, or 6% of net revenues, for the corresponding period of 2011, as we continue to invest in our next generation of seismic acquisition products and services.

Marketing and Sales — Marketing and sales expense of $7.4 million, or 7% of net revenues, for the three months ended March 31, 2012 increased $0.4 million compared to $7.0 million, or 8% of net revenues, for the corresponding period of 2011. The increase in marketing and sales expense was primarily due to higher employment-related expenses and increased convention and exhibit costs.

General and Administrative — General and administrative expenses of $14.4 million for the three months ended March 31, 2012 increased $2.2 million compared to $12.2 million, for the corresponding period of 2011. General and administrative expenses as a percentage of net revenues for the three months ended March 31, 2012 and 2011 remained consistent at 13%. The increase in general and administrative expense was predominantly due to an increase in professional legal fees and higher employment-related costs.

Other Items

Interest Expense, net — Interest expense, net, was $1.5 million for the three months ended March 31, 2012 compared to $1.6 million for the three months ended March 31, 2011. As of March 31, 2012, we had no amounts drawn on our revolving line of credit under our Credit Facility, and had cash on hand of $87.1 million. We expect our interest expense, net, for each of the remaining quarters of 2012 to be consistent with our first quarter 2012 interest expense level.

Equity in Earnings (Losses) of INOVA Geophysical — We account for our 49% interest in INOVA Geophysical as an equity method investment and record our share of earnings and losses of INOVA Geophysical on a one fiscal quarter lag basis. Thus, our share of INOVA Geophysical’s earnings (losses) for the three months ended December 31, 2011 and 2010 are included in our financial results for the three months ended March 31, 2012 and 2011. For the three months ended March 31, 2012, we recorded approximately $2.5 million of equity in earnings of INOVA Geophysical compared to equity in losses of ($0.9) million for the first quarter of 2011. The following table reflects the summarized financial information for INOVA Geophysical for the three months ended December 31, 2011 and 2010 (in thousands):

	Three Months Ended December 31,
	2011	2010
Net revenues	$58,998	$45,619
Gross profit	$13,964	$11,716
Income (loss) from operations	$6,509	$(2,790)
Net income (loss)	$5,717	$(2,265)

INOVA Geophysical’s revenues for the fourth quarter of 2011 improved by approximately 30% compared to the prior-year period. Due to the recent launches of its new Hawk land system, an improved FireFly system (FireFly DR31) and the announcement of its new G3i cabled system, we continue to expect INOVA Geophysical to break even in 2012.

The difference between the amount of our share in INOVA Geophysical’s net income for the three months ended December 31, 2011 (49% of $5.7 million or $2.8 million) and the “Equity in earnings (losses) of INOVA Geophysical” reflected on the Condensed Consolidated Statement of Operations for the three months ended March 31, 2012 ($2.5 million), is primarily due to transactions between our GeoVentures business and INOVA Geophysical—specifically our rentals of INOVA Geophysical’s land seismic equipment to acquire seismic data for our new venture projects. We initially defer our 49% of the net income related to these intercompany sales, which will be recognized in our income over time in proportion to the amortization expense of the associated data library.

Other Income (Expense) — Other income (expense) for the three months ended March 31, 2012 was ($0.7) million compared to other income (expense) of ($3.0) million for the comparative period of 2011. This difference primarily related to changes in foreign currency exchange rates primarily associated with our operations in the United Kingdom.

Income Tax Expense — Income tax expense for the three months ended March 31, 2012 was $3.4 million compared to $0.1 million for the comparative period of 2011. Our effective tax rates for the three months ended March 31, 2012 and 2011 were 28.9% and 24.6%, respectively. The change in our effective tax rate for the three months ended March 31, 2012 compared to the corresponding period in 2011 was primarily due to the establishment of a valuation allowance for certain foreign tax loss carryforwards. Excluding the additional valuation allowance, our effective tax rate for the three months ended March 31, 2012 was 25.2%.

Preferred Stock Dividends — The preferred stock dividend relates to our Series D Preferred Stock. Quarterly dividends must be paid in cash. Dividends are paid at a rate equal to the greater of (i) 5.0% per annum or (ii) the three month LIBOR rate on the last day of the immediately preceding calendar quarter plus 2.5% per annum. The Series D Preferred Stock dividend rate was 5.0% at March 31, 2012.

Liquidity and Capital Resources

Capital Requirements and Sources of Capital

Our cash requirements include our working capital requirements, and cash required for our debt service payments, seismic data acquisitions and capital expenditures. As of March 31, 2012, we had working capital of $169.2 million, which included $87.1 million of cash on hand. Capital requirements are primarily driven by our continued investment in our multi-client seismic data library (totaling $24.5 million in the three months ended March 31, 2012) and, to a lesser extent, our inventory purchase obligations. Also, our headcount has traditionally been a significant driver of our working capital needs. Because a significant portion of our business is involved in the planning, processing and interpretation of seismic data services, one of our largest investments is in our employees, which involves cash expenditures for their salaries, bonuses, payroll taxes and related compensation expenses. Our working capital requirements may change from time to time depending upon many factors, including our operating results and adjustments in our operating plan required in response to industry conditions, competition, acquisition opportunities and unexpected events. In recent years, our primary sources of funds have been cash flows generated from our operations, our existing cash balances, debt and equity issuances and borrowings under our revolving credit and term loan facilities (see “— Revolving Line of Credit and Term Loan Facility” below)

At March 31, 2012, our principal credit facility consisted of:

•	A revolving line of credit sub-facility providing for borrowings of up to $100.0 million (no borrowings were outstanding as of that date); and

•	A term loan sub-facility having an outstanding principal balance of $98.3 million.

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

The revolving credit indebtedness and term loan indebtedness under the Credit Facility are each scheduled to mature on March 24, 2015. The principal amount under the term loan is subject to scheduled quarterly amortization payments of $1.0 million per quarter until the maturity date, with the remaining unpaid principal balance (approximately $87.0 million assuming no prior prepayments are made) due upon the maturity date. The indebtedness under the Credit Facility may sooner mature on a date that is 18 months after the earlier of (i) any dissolution of INOVA Geophysical, or (ii) the administrative agent determining in good faith that INOVA Geophysical is unable to perform its obligations under its credit support obligations that it has provided under the Credit Facility.

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

As of March 31, 2012, the $98.3 million in outstanding principal amount of term loan indebtedness under the Credit Facility accrued interest at a rate of 4.0% per annum.

The Credit Facility requires compliance with certain financial covenants, including the following:

•	Maintain a minimum fixed charge coverage ratio in an amount equal to at least 1.125 to 1;

•	Not exceed a maximum leverage ratio of 3.25 to 1; and

•	Maintain a minimum tangible net worth of at least 60% of ION’s tangible net worth as of March 31, 2010.

The fixed charge coverage ratio is defined as the ratio of (i) our consolidated EBITDA less cash income tax expense and non-financed capital expenditures, to (ii) the sum of scheduled payments of lease payments and payments of principal indebtedness, interest expense actually paid and cash dividends, in each case for the four consecutive fiscal quarters most recently ended. The leverage ratio is defined as the ratio of (x) total funded consolidated debt, capital lease obligations and issued letters of credit (net of cash collateral) to (y) our consolidated EBITDA for the four consecutive fiscal quarters most recently ended. As of March 31, 2012, we were in compliance with these financial covenants and we expect to remain in compliance with these financial covenants throughout 2012.

Interest Rate Caps — We use derivative financial instruments to manage our exposure to the interest rate risks related to the variable rate debt under our term loan indebtedness. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors.

In August 2010, we entered into an interest rate cap agreement and purchased interest rate caps having an initial notional amount of $103.3 million with a three-month average LIBOR cap of 2.0%. If and when the three-month average LIBOR rate exceeds 2.0%, the LIBOR portion of interest owed by us would be effectively capped at 2.0%. This initial notional amount was set to equal the projected outstanding balance under our term loan facility at December 31, 2010. The notional amount was then set so as not to exceed the outstanding balance of our term loan facility over a period that extends through March 29, 2013. We purchased these interest rate caps for an amount equal to approximately $0.4 million and designated the interest rate caps as cash flow hedges.

In July 2011, we purchased additional interest rate caps related to our term loan facility. The notional amounts, together with the notional amounts of the interest rate caps purchased in August 2010, were set so as not to exceed the outstanding balance of our term loan facility over a period that extends through March 31, 2014. We purchased these interest rate caps for an amount equal to approximately $0.3 million and designated the interest rate caps as cash flow hedges. See further discussion regarding these interest rate caps at Note 5 “— Long-term Debt, Lease Obligations and Interest Rate Caps.”

Meeting our Liquidity Requirements

As of March 31, 2012, our total outstanding indebtedness (including capital lease obligations) was approximately $104.8 million, primarily consisting of approximately $98.3 million of term loan indebtedness outstanding under our Credit Facility. As of March 31, 2012, we had no amounts drawn on our revolving line of credit under our Credit Facility, and had approximately $87.1 million of cash on hand. In April 2012, we received $12.0 million of cash as an award under a final judgment in certain litigation, which we will record as a gain in our second quarter financial results. See Note 9 “Litigation — Sercel” above.

For the three months ended March 31, 2012, total capital expenditures, including investments in our multi-client data library, were $26.8 million, and we are projecting additional capital expenditures for the remaining nine months of 2012 to be between $123 million and $143 million. Of the total projected capital expenditures for the remaining nine months of 2012, we are estimating that approximately $106 million to $126 million will be spent on investments in our multi-client data library, but we are anticipating that most of these investments will be underwritten by our customers. To the extent our customers’ commitments do not reach an acceptable level of pre-funding, the amount of our anticipated investment in these data libraries could be significantly less.

Cash Flow from Operations

We have historically financed our operations from internally generated cash and funds from equity and debt financings. Cash and cash equivalents were $87.1 million at March 31, 2012, compared to $42.4 million at December 31, 2011, which excluded $20.0 million of excess cash invested in short-term bank certificates of deposit. Net cash provided by operating activities was $51.8 million for the three months ended March 31, 2012, consistent with the comparative period of 2011, as an improvement in operating results was offset by a decrease in cash flows related to working capital. This slight decrease in our cash flows from working capital was primarily due to the cash flow impact from unbilled receivables associated with our recent multi-client survey operations that have not yet been billed. In addition, cash flow from operations for the first quarter of 2011 included two large cash receipts related to our fourth quarter 2011 sale of a twelve-streamer system to BGP. These decreases were partially offset by cash inflows related to collection of accounts receivables, reductions in inventory purchases, lower cash payments to vendors for multi-client SPAN liabilities and lower cash payments related to accrued compensation.

Cash Flow from Investing Activities

Net cash used in investing activities was $6.3 million for the three months ended March 31, 2012, compared to net cash used in investing activities of $95.6 million for the first quarter of 2011. The principal use of cash in our investing activities during the three months ended March 31, 2012 was $24.5 million of continued investment in our multi-client data library and $1.8 million of capital expenditures related to property, plant and equipment, partially offset by $20.0 million of proceeds from the sale of short-term bank certificates of deposit. The principal uses of cash in our investing activities during the three months ended March 31, 2011 were our investment of $80.0 million of excess cash in short-term bank certificates of deposit and $11.9 million of continued investment in our multi-client data library.

Cash Flow from Financing Activities

Net cash flow used in financing activities was $1.1 million for the three months ended March 31, 2012, compared to $9.8 million of net cash flow provided by financing activities for the comparative period of 2011. The net cash flow used in financing activities during the three months ended March 31, 2012 was primarily related to payments on our long-term debt of $1.4 million and payment of cash dividends on our outstanding Series D Preferred Stock of $0.3 million. The net cash flow provided by financing activities during the three months ended March 31, 2011 was primarily related to proceeds from stock option exercises of $11.8 million, partially offset by payments on our long-term debt of $1.7 million and payment of cash dividends on our outstanding Series D Preferred Stock of $0.3 million.

Inflation and Seasonality

Inflation in recent years has not had a material effect on our costs of goods or labor, or the prices for our products or services. Traditionally, our business has been seasonal, with strongest demand in the fourth quarter of our fiscal year.

Critical Accounting Policies and Estimates

Refer to our Annual Report on Form 10-K for the year ended December 31, 2011 for a complete discussion of our significant accounting policies and estimates. There have been no material changes in the current period regarding our critical accounting policies and estimates.

Credit and Foreign Sales Risks

The majority of our foreign sales are denominated in United States dollars. Product revenues are allocated to geographical locations on the basis of the ultimate destination of the equipment, if known. If the ultimate destination of such equipment is not known, product revenues are allocated to the geographical location of initial shipment. Service revenues, which primarily relate to our Solutions division, are allocated based upon the billing location of the customer. For the three months ended March 31, 2012, international sales comprised 67% of total net revenues. For the three months ended March 31, 2012, we recognized $43.7 million of sales to customers in Europe, $12.7 million of sales to customers in Asia Pacific, $7.3 million of sales to customers in the Middle East, $7.7 million of sales to customers in Latin American countries, $1.3 million of sales to customers in the Commonwealth of Independent States, or former Soviet Union (CIS), and $2.4 million of sales to customers in Africa. For a number of years, certain countries have experienced economic problems and uncertainties. Due to the global downturn that commenced in 2008, the countries and areas of the world affected by these conditions has increased. To the extent that world events or economic conditions negatively affect our future sales to customers in regions of the world affected by economic problems and uncertainties, the collectability of our existing receivables, our future results of operations, liquidity, and financial condition may be adversely affected.

Item  3. Quantitative and Qualitative Disclosures about Market Risk

Refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion regarding our quantitative and qualitative disclosures about market risk. There have been no material changes to those disclosures during the three months ended March 31, 2012.

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

Our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2012. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting. There was not any change in our internal control over financial reporting that occurred during the three months ended March 31, 2012, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

WesternGeco

In June 2009, WesternGeco L.L.C. (“WesternGeco”) filed a lawsuit against us in the United States District Court for the Southern District of Texas, Houston Division. In the lawsuit, styled WesternGeco L.L.C. v. ION Geophysical Corporation, WesternGeco alleges that we have infringed several method and apparatus claims contained in United States patents regarding marine seismic streamer steering devices that are owned by WesternGeco. WesternGeco is seeking unspecified monetary damages and an injunction prohibiting us from making, using, selling, offering for sale or supplying any infringing products in the United States.

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

In June 2010, WesternGeco filed a lawsuit against various subsidiaries and affiliates of Fugro N.V. (“Fugro”), one of our seismic contractor customers, accusing Fugro of infringing the same United States patents regarding marine seismic streamer steering devices by planning to use certain equipment purchased from us on a survey located outside of U.S. territorial waters. The court approved the consolidation of the Fugro case with the case against us. Fugro filed a motion to dismiss the lawsuit, and in March 2011 the presiding judge granted Fugro’s motion to dismiss in part, on the basis that the alleged activities of Fugro would occur more than 12 miles from the U.S. coast and therefore are not actionable under U.S. patent infringement law. On February 21, 2012, the Court granted WesternGeco’s motions for summary judgment related to our claims as plaintiff against WesternGeco for infringement, inventorship and inequitable conduct. In response to a Motion for Summary Judgment filed jointly by us and Fugro, the Court ruled on April 25, 2012 that ION did not infringe WesternGeco’s method patent claims.

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

Fletcher

In November 2009, Fletcher International Ltd. (“Fletcher”), the holder of the shares of our outstanding Series D Preferred Stock, filed a lawsuit against us and certain of our directors in the Delaware Court of Chancery. In the lawsuit, styled Fletcher International, Ltd. v. ION Geophysical Corporation, et al, Fletcher alleged, among other things, that we violated Fletcher’s consent rights contained in the Series D Preferred Stock Certificates of Designation, by ION Sàrl’s execution and delivery of a convertible promissory note to the Bank of China, New York Branch, in connection with a bridge loan funded in October 2009 by Bank of China, and that our directors violated their fiduciary duty to us by allowing ION Sàrl to deliver the convertible note without Fletcher’s consent. A total of $10.0 million was advanced to ION Sàrl under the bridge loan, and ION Sàrl repaid $10.0 million on the first business day following the delivery of the note. Fletcher sought a court order requiring ION Sàrl to repay the $10 million advanced to ION Sàrl under the bridge loan and unspecified monetary damages. In March 2010, the presiding judge in the case denied Fletcher’s request for the court order. In a Memorandum Opinion issued in May 2010 in response to a motion for partial summary judgment, the judge dismissed all of Fletcher’s claims against our named directors but also concluded that, because the bridge loan note issued by ION Sàrl was convertible into our common stock, Fletcher technically had the right to consent to the issuance of the note and that we violated Fletcher’s consent right by ION Sàrl issuing the note without Fletcher’s consent. In December 2010, the presiding judge in the case recused himself from the case and a new presiding judge was appointed to the case. We believe that the remaining claims asserted by Fletcher in the lawsuit are without merit. We further believe that the monetary damages suffered by Fletcher as a result of ION Sàrl issuing the bridge loan note without Fletcher’s consent are nonexistent or nominal, and that the ultimate outcome of the lawsuit will not result in a material adverse effect on our financial condition or results of operations. We intend to defend the remaining claims against us in this lawsuit vigorously.

Sercel

In January 2010, the jury in a patent infringement lawsuit filed by us against seismic equipment provider Sercel, Inc. in the United States District Court for the Eastern District of Texas returned a verdict in our favor. In the lawsuit, styled Input/Output, Inc. et al v. Sercel, Inc., (5-06-cv-00236), we alleged that Sercel’s 408, 428 and SeaRay digital seismic sensor units infringe our United States Patent No. 5,852,242, which is incorporated in our VectorSeis sensor technology. Products of our company or INOVA Geophysical that are compatible with the VectorSeis technology include Scorpion, ARIES II, FireFly, Hawk and VectorSeis Ocean seismic acquisition systems. The jury concluded that Sercel infringed our patent and that our patent was valid, and the jury awarded us $25.2 million in compensatory past damages. In response to post-verdict motions made by the parties, in September 2010, the presiding judge issued a series of rulings that (a) granted our motion for a permanent injunction to be issued prohibiting the manufacture, use or sale of the infringing Sercel products, (b) confirmed that our patent was valid, (c) confirmed that the jury’s finding of infringement was supported by the evidence and (d) disallowed $5.4 million of lost profits that were based on infringing products that were manufactured and delivered by Sercel outside of the United States, but were offered for sale by Sercel in the United States and involved underlying orders and payments received by Sercel in the United States. In addition, the judge concluded that the evidence supporting the jury’s finding that we were entitled to be awarded $9.0 million in lost profits associated with certain infringing pre-verdict marine sales by Sercel was too speculative and therefore disallowed that award of lost profits. As a result of the judge’s ruling, we are now entitled to be awarded an additional amount of damages equal to a reasonable royalty on the infringing pre-verdict Sercel marine sales. After we learned that Sercel continued to make sales of infringing products after the January 2010 jury verdict was rendered, we filed motions with the court to seek additional compensatory damages for the post-verdict infringing sales and enhanced damages as a result of the willful nature of Sercel’s post-verdict infringement. In February 2011, the Court entered a final judgment and permanent injunction in the case. The final judgment awarded us $10.7 million in damages, plus interest, and the permanent injunction prohibits Sercel and parties acting in concert with Sercel from making, using, offering to sell, selling, or importing in the United States (which includes territorial waters of the United States) Sercel’s 408UL, 428XL and SeaRay digital sensor units, and all other products that are only colorably different from those products. The Court ordered that the additional damages to be paid by Sercel as a reasonable royalty on the infringing pre-verdict Sercel marine sales and the additional damages to be paid by Sercel resulting from post-verdict infringing sales would be determined in a separate future proceeding. Each of the parties appealed portions of the final judgment, and on February 17, 2012, the appellate court upheld the final judgment. In April 2012, Sercel paid us $12.0 million pursuant to the final judgment and we will record this gain in our second quarter financial results.

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

Item 1A. Risk Factors.

This report contains or incorporates by reference statements concerning our future results and performance and other matters that are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “would,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of such terms or other comparable terminology. Examples of other forward-looking statements contained or incorporated by reference in this report include statements regarding:

•	the effects of current and future worldwide economic conditions and demand for oil and natural gas and seismic equipment and services;

•	the effects of current and future unrest in the Middle East, North Africa and other regions;

•	future benefits to be derived from our INOVA Geophysical joint venture;

•	expected continued industry-wide increases in capital expenditures for seismic activities;

•	the expected outcome of litigation and other claims against us (see Item 1 “Legal Proceedings — Other” above);

•	the timing of anticipated sales and associated realized revenues;

•	anticipated improvements in INOVA Geophysical results of operations in sequential reporting periods;

•	future levels of spending by our customers;

•	future oil and gas commodity prices, including the effects of the recent declines in spot prices for U.S. natural gas;

•	the timing of future revenue realization of anticipated orders for seismic data processing work in our Solutions segment;

•	the duration of the slowdown in exploration and development activities in the Gulf of Mexico resulting from the April 2010 Deepwater Horizon incident, which affects us and our customers;

•	expected net revenues, income from operations and net income;

•	expected improved revenues from data processing services in our Solutions segment;

•	expected gross margins for our products and services;

•	future seismic industry fundamentals, including future demand for seismic services and equipment;

•	future benefits to our customers to be derived from new products and services;

•	future benefits to be derived from our investments in technologies and acquired companies;

•	future growth rates for our products and services;

•	the degree and rate of future market acceptance of our new products and services;

•	expectations regarding oil and gas exploration and production companies and contractor end-users purchasing our more technologically-advanced products and services;

•	anticipated timing and success of commercialization and capabilities of products and services under development and start-up costs associated with their development;

•	future cash needs and future availability of cash to fund our operations and pay our obligations;

•	potential future acquisitions;

•	future levels of our capital expenditures;

•	our ability to maintain our costs at consistent percentages of our revenues in the future;

•	future opportunities for new products and projected research and development expenses;

•	future success in integrating acquired businesses;

•	expected continued compliance with our debt financial covenants;

•	expectations regarding realization of deferred tax assets; and

•	anticipated results regarding accounting estimates we make.

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

Information regarding factors that may cause actual results to vary from our expectations, referred to as “risk factors,” appears in our Annual Report on Form 10-K for the year ended December 31, 2011 in Part II, Item 1A. “Risk Factors.” There have been no material changes from the risk factors previously disclosed in that Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) During the three months ended March 31, 2012, in connection with the vesting of (or lapse of restrictions on) shares of our restricted stock held by certain employees, we acquired shares of our common stock in satisfaction of minimum tax withholding obligations that were incurred on the vesting date. The date of acquisition, number of shares and average effective acquisition price per share were as follows:

Period	(a) Total Number of Shares Acquired	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Program
January 1, 2012 to January 31, 2012	—	$—	Not applicable	Not applicable
February 1, 2012 to February 29, 2012	—	$—	Not applicable	Not applicable
March 1, 2012 to March 31, 2012	5,276	$7.25	Not applicable	Not applicable

Total	5,276	$7.25

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

101	The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three-months ended March 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three-months ended March 31, 2012 and 2011, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (v) Notes to Condensed Consolidated Financial Statements.*

*	In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ION GEOPHYSICAL CORPORATION

By	/s/ Gregory J. Heinlein
Gregory J. Heinlein Senior Vice President and Chief Financial Officer

Date: May 3, 2012

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

101	The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three-months ended March 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three-months ended March 31, 2012 and 2011, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (v) Notes to Condensed Consolidated Financial Statements.*

*	In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.