Form 10-Q
period 2012-06-30
ION GEOPHYSICAL CORP
filed 2012-08-07
CIK 866609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

At July 31, 2012, there were 155,850,361 shares of common stock, par value $0.01 per share, outstanding.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS FOR FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2012	December 31, 2011
	( In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$83,282	$42,402
Short-term investments	—	20,000
Accounts receivable, net	68,693	130,612
Unbilled receivables	57,928	25,628
Inventories	69,502	70,145
Prepaid expenses and other current assets	19,655	13,460

Total current assets	299,060	302,247
Deferred income tax asset	19,722	17,645
Property, plant, equipment and seismic rental equipment, net	34,823	24,771
Multi-client data library, net	187,431	175,768
Investment in INOVA Geophysical	79,587	72,626
Goodwill	54,399	53,963
Intangible assets, net	16,795	17,716
Other assets	10,237	9,322

Total assets	$702,054	$674,058

LIABILITIES AND EQUITY

Current liabilities:
Current maturities of long-term debt	$2,817	$5,770
Accounts payable	25,842	22,296
Accrued expenses	67,723	61,384
Accrued multi-client data library royalties	15,602	15,318
Deferred revenue	27,626	33,802

Total current liabilities	139,610	138,570
Long-term debt, net of current maturities	102,166	99,342
Other long-term liabilities	7,574	7,719

Total liabilities	249,350	245,631

Redeemable noncontrolling interest	2,204	2,615

Equity:
Cumulative convertible preferred stock	27,000	27,000
Common stock, $0.01 par value; authorized 200,000,000 shares; outstanding 155,846,861 and 155,479,776 shares at June 30, 2012 and December 31, 2011, respectively, net of treasury stock	1,558	1,555
Additional paid-in capital	845,477	843,271
Accumulated deficit	(402,660)	(423,612)
Accumulated other comprehensive loss	(14,776)	(16,193)
Treasury stock, at cost, 849,539 shares at June 30, 2012 and December 31, 2011, respectively	(6,565)	(6,565)

Total stockholders’ equity	450,034	425,456
Noncontrolling interests	466	356

Total equity	450,500	425,812

Total liabilities and equity	$702,054	$674,058

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Product revenues	$32,370	$39,016	$77,446	$71,403
Service revenues	72,844	49,516	139,478	107,681

Total net revenues	105,214	88,532	216,924	179,084

Cost of products	15,950	17,624	39,098	32,263
Cost of services	43,321	37,277	90,727	82,051

Gross profit	45,943	33,631	87,099	64,770

Operating expenses:
Research, development and engineering	10,306	5,906	18,032	11,745
Marketing and sales	8,654	7,838	16,071	14,880
General and administrative	14,011	11,087	28,381	23,274

Total operating expenses	32,971	24,831	62,484	49,899

Income from operations	12,972	8,800	24,615	14,871
Interest expense, net	(1,364)	(1,187)	(2,882)	(2,802)
Equity in earnings (losses) of INOVA Geophysical	3,777	(4,173)	6,245	(5,033)
Other income (expense)	895	497	209	(2,502)

Income before income taxes	16,280	3,937	28,187	4,534
Income tax expense	4,184	1,085	7,629	1,232

Net income	12,096	2,852	20,558	3,302
Net income attributable to noncontrolling interest	281	44	394	69

Net income attributable to ION	12,377	2,896	20,952	3,371
Preferred stock dividends	338	338	676	676

Net income applicable to common shares	$12,039	$2,558	$20,276	$2,695

Net income per share:
Basic	$0.08	$0.02	$0.13	$0.02

Diluted	$0.08	$0.02	$0.13	$0.02

Weighted average number of common shares outstanding:
Basic	155,631	155,096	155,587	154,385
Diluted	162,575	156,553	162,594	156,058

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Comprehensive income	$10,429	$3,729	$21,975	$7,456
Comprehensive income attributable to noncontrolling interest	281	44	394	69

Comprehensive income attributable to ION	$10,710	$3,773	$22,369	$7,525

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$20,558	$3,302
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization (other than multi-client library)	6,825	7,476
Amortization of multi-client library	38,918	36,748
Stock-based compensation expense	2,992	3,134
Equity in (earnings) losses of INOVA Geophysical	(6,245)	5,033
Deferred income taxes	(2,225)	(8,192)
Change in operating assets and liabilities:
Accounts receivable	61,701	11,422
Unbilled receivables	(32,300)	25,284
Inventories	(5,447)	(22,051)
Accounts payable, accrued expenses and accrued royalties	9,041	(15,847)
Deferred revenue	(6,176)	16,630
Other assets and liabilities	(1,912)	(2,127)

Net cash provided by operating activities	85,730	60,812

Cash flows from investing activities:
Investment in multi-client data library	(52,581)	(46,102)
Purchase of property, plant and equipment	(4,890)	(7,240)
Investment in seismic rental equipment	(1,384)	—
Maturity (net purchases) of short-term investments	20,000	(39,000)
Investment in convertible notes	(1,000)	(6,500)
Other investing activities	—	50

Net cash used in investing activities	(39,855)	(98,792)

Cash flows from financing activities:
Payments on long-term debt	(2,081)	(3,388)
Repayment of term loan	(98,250)	—
Borrowings under amended revolving line of credit	98,250	—
Payments under amended revolving line of credit	(1,000)	—
Cost associated with debt amendment	(1,313)	—
Payment of preferred dividends	(676)	(676)
Proceeds from exercise of stock options	317	12,931
Other financing activities	(101)	267

Net cash (used in) provided by financing activities	(4,854)	9,134

Effect of change in foreign currency exchange rates on cash and cash equivalents	(141)	380

Net increase (decrease) in cash and cash equivalents	40,880	(28,466)
Cash and cash equivalents at beginning of period	42,402	84,419

Cash and cash equivalents at end of period	$83,282	$55,953

Non-cash items from investing and financing activities:
Purchase of computer equipment financed through capital leases	$2,953	$—
Transfer of inventory to seismic rental equipment	6,053	2,978
Reduction in multi-client data library related to finalization of accrued liabilities	—	1,888

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The condensed consolidated balance sheet of ION Geophysical Corporation and its subsidiaries (collectively referred to as the “Company” or “ION,” unless the context otherwise requires) at December 31, 2011 has been derived from the Company’s audited consolidated financial statements at that date. The condensed consolidated balance sheet at June 30, 2012, and the condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2012 and 2011 and cash flows for the six months ended June 30, 2012 and 2011, are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the operating results for a full year or of future operations.

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

A summary of segment information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenues:
Solutions:
Data Processing	$28,190	$20,634	$55,055	$40,933
New Venture	21,544	9,772	50,538	32,222
Data Library	22,235	18,552	32,503	33,696

Total	$71,969	$48,958	$138,096	$106,851

Systems:
Towed Streamer	$13,727	$20,234	$29,531	$37,781
Ocean Bottom	1,616	507	5,135	509
Other	7,476	8,734	24,859	15,145

Total	$22,819	$29,475	$59,525	$53,435

Software:
Software Systems	$9,551	$9,541	$17,921	$17,968
Services	875	558	1,382	830

Total	$10,426	$10,099	$19,303	$18,798

Total	$105,214	$88,532	$216,924	$179,084

Gross profit:
Solutions	$28,904	$11,190	$47,889	$24,506

Systems	9,234	15,110	25,046	27,355
Software	7,805	7,331	14,164	12,909

Total	$45,943	$33,631	$87,099	$64,770

Gross margin:
Solutions	40%	23%	35%	23%
Systems	40%	51%	42%	51%
Software	75%	73%	73%	69%

Total	44%	38%	40%	36%

Income from operations:
Solutions	$17,434	$3,042	$27,040	$8,854
Systems	995	9,057	9,735	15,137
Software	6,879	6,439	12,361	11,292
Corporate and other	(12,336)	(9,738)	(24,521)	(20,412)

Income from operations	12,972	8,800	24,615	14,871

Interest expense, net	(1,364)	(1,187)	(2,882)	(2,802)
Equity in earnings (losses) of INOVA Geophysical	3,777	(4,173)	6,245	(5,033)
Other income (expense)	895	497	209	(2,502)

Income before income taxes	$16,280	$3,937	$28,187	$4,534

The following table reflects the summarized financial information for INOVA Geophysical for the three months ended March 31, 2012 and 2011 and the six-month periods from October 1 to March 31 of 2012 and 2011 (in thousands):

	Three Months Ended March 31,		Six Month Period from October 1 – March 31,
	2012	2011	2012	2011
Net revenues	$56,779	$32,452	$115,777	$77,991
Gross profit	$19,502	$3,708	$33,466	$14,924
Income (loss) from operations	$8,910	$(6,657)	$15,419	$(9,867)
Net income (loss)	$8,654	$(8,090)	$14,371	$(10,771)

(3) Inventories

A summary of inventories is as follows (in thousands):

	June 30,	December 31,
	2012	2011
Raw materials and subassemblies	$40,440	$45,829
Work-in-process	8,306	8,294
Finished goods	33,745	29,059
Reserve for excess and obsolete inventories	(12,989)	(13,037)

Total	$69,502	$70,145

(4) Net Income per Share

Basic net income per common share is computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted net income per common share is determined based on the assumption that dilutive restricted stock and restricted stock unit awards have vested and outstanding dilutive stock options have been exercised and the aggregate proceeds were used to reacquire common stock using the average price of such common stock for the period. The total number of shares issued or reserved for future issuance under outstanding stock options at June 30, 2012 and 2011 was 6,745,354 and 5,396,075, respectively, and the total number of shares of restricted stock and shares reserved for restricted stock units outstanding at June 30, 2012 and 2011 was 837,104 and 964,882, respectively.

There are 27,000 outstanding shares of the Company’s Series D Cumulative Convertible Preferred Stock (“Series D Preferred Stock”), which may currently be converted, at the holder’s election, into up to 6,065,075 shares of the Company’s common stock. The outstanding shares of all Series D Preferred Stock were dilutive for the three and six months ended June 30, 2012 and anti-dilutive for the three and six months ended June 30, 2011.

The following table summarizes the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income applicable to common shares	$12,039	$2,558	$20,276	$2,695
Income impact of assumed Series D Preferred Stock conversion	338	—	676	—

Net income after assumed Series D Preferred Stock conversion	$12,377	$2,558	$20,952	$2,695

Weighted average number of common shares outstanding	155,631	155,096	155,587	154,385
Effect of dilutive stock awards	879	1,457	942	1,673
Effect of convertible preferred stock	6,065	—	6,065	—

Weighted average number of diluted common shares outstanding	162,575	156,553	162,594	156,058

Basic net income per share	$0.08	$0.02	$0.13	$0.02
Diluted net income per share	$0.08	$0.02	$0.13	$0.02

(5) Long-term Debt and Interest Rate Caps

	June 30,	December 31,
Obligations (in thousands)	2012	2011
Revolving line of credit	$97,250	$—
Term loan facility	—	99,250
Facility lease obligation	2,707	3,047
Equipment capital leases	5,026	2,815

Total	104,983	105,112
Current portion of long-term debt and lease obligations	(2,817)	(5,770)

Non-current portion of long-term debt and lease obligations	$102,166	$99,342

Amended Revolving Line of Credit and Term Loan Facility

On May 29, 2012, the Company amended the terms of its senior secured credit facility (the “Credit Facility”) with China Merchants Bank Co., Ltd., New York Branch, as administrative agent and lender (“CMB”). The First Amendment to Credit Agreement and Loan Documents, dated effective as of May 29, 2012 (the “First Amendment”), modified certain provisions of the Company’s senior credit agreement with CMB that it had entered into on March 25, 2010 (the “Credit Agreement”).

The original provisions of the Credit Agreement had governed the terms of (i) a term loan made to the Company in 2010 in the original principal amount of $106.3 million, and (ii) a revolving line of credit permitting borrowings of up to $100.0 million outstanding (including outstanding letter of credit obligations). A Luxembourg subsidiary of the Company, ION International S.à.r.l. (“ION Sàrl”), had also been a co-borrower under the original terms of the revolving line of credit, for purposes of line of credit draws for the Company’s foreign subsidiaries. In addition, under the original provisions of the Credit Agreement, the Company’s obligations under the Credit Facility were guaranteed by certain of its material U.S. subsidiaries, and ION Sàrl’s obligations as co-borrower were guaranteed by certain of the Company’s material U.S. and foreign subsidiaries.

The terms of the First Amendment provided for, among other things, (i) the release of ION Sàrl and the Company’s other foreign subsidiaries from their obligations under the Credit Facility, (ii) an increase in the total maximum amount of outstanding revolving loan indebtedness that may be drawn under the Credit Facility, (iii) the conversion of the outstanding term loan indebtedness under the Credit Facility to revolving loan indebtedness, (iv) a reduction in the applicable interest margins on borrowings under the Credit Facility and (v) amendments to certain negative covenants contained in the Credit Agreement made to conform the terms of those covenants with the structural changes in the Credit Facility resulting from the First Amendment.

As amended by the First Amendment, the Credit Facility now provides that the Company may make revolving credit borrowings in U.S. Dollars, Euros, British Pounds Sterling or Canadian Dollars up to an amount not to exceed the U.S. Dollar equivalent of $175.0 million. The Company has also agreed that no additional borrowings may be made at any time at which the outstanding indebtedness under the revolving line of credit (principal, accrued interest and fees) exceeds the U.S. Dollar equivalent of $175.0 million. In addition, all then-outstanding term loan indebtedness under the Credit Facility ($98.3 million at May 29, 2012) was converted to revolving credit indebtedness, such that as of May 29, 2012, there was $98.3 million in total revolving credit indebtedness outstanding under the Credit Facility. No revolving credit indebtedness was outstanding under the Credit Facility immediately prior to the conversion of the term loan. The First Amendment provided that all references to the term loan sub-facility under the Credit Facility should be disregarded and have no further effect or relevance to the Credit Facility.

The Company’s obligations under the Credit Facility continue to be guaranteed by certain of its material U.S. subsidiaries that remain as parties to the Credit Facility. In addition, INOVA Geophysical continues to provide a bank stand-by letter of credit as credit support for the Company’s obligations under the Credit Agreement.

As amended by the First Amendment, the interest rates per annum on borrowings under the Credit Facility are now, at the Company’s option:

•

An alternate base rate equal to the sum of (i) the greatest of (a) the prime rate of CMB, (b) a federal funds effective rate plus 0.50%, or (c) an adjusted LIBOR-based rate plus 1.0%, and (ii) an applicable interest margin of 1.4% (reduced from 2.5%); or

•	For eurodollar borrowings and borrowings in Euros, Pounds Sterling or Canadian Dollars, the sum of (i) an adjusted LIBOR-based rate, and (ii) an applicable interest margin of 2.4% (reduced from 3.5%).

The First Amendment replaced the commitment fee (which was previously payable for the account of the lenders under the Credit Facility at a rate of 0.75% of the undrawn amount committed under the Credit Facility) with a facility fee payable for the account of the lenders at a rate of 0.60% per annum of the aggregate drawn and undrawn amounts committed under the Credit Facility. In addition, the Company paid an up-front fee, in an amount equal to 0.75% (or $1.3 million) of the aggregate amount committed under the Credit Facility. This up-front fee is being amortized to interest expense over the remaining term of the Credit Facility.

As of June 30, 2012, the $97.3 million in outstanding revolving loan indebtedness under the Credit Facility accrued interest at a rate of 2.9% per annum.

The Credit Facility requires compliance with certain financial covenants, including the following:

•	Maintain a minimum fixed charge coverage ratio, as defined, in an amount equal to at least 1.125 to 1;

•	Not exceed a maximum leverage ratio, as defined, of 3.25 to 1; and

•	Maintain a minimum tangible net worth of at least 60% of ION’s tangible net worth as of March 31, 2010, as defined.

As of June 30, 2012, ION was in compliance with these financial covenants and the Company expects to remain in compliance with these financial covenants throughout the remainder of 2012.

Interest Rate Caps

In August 2010, the Company purchased interest rate caps (the “August 2010 Caps”) having an initial notional amount of $103.3 million with a three-month average LIBOR cap of 2.0%. If and when the three-month average LIBOR rate exceeds 2.0%, the LIBOR portion of interest owed by the Company under the caps would be capped at 2.0%. The initial notional amount was set to equal the projected outstanding balance under the Company’s then outstanding term loan facility.

In July 2011, the Company purchased additional interest rate caps (the “July 2011 Caps”). The notional amounts of the July 2011 Caps, together with the notional amounts of the August 2010 Caps, were set so as not to exceed the outstanding balance of the Company’s then outstanding term loan facility over a period extending through March 31, 2014. The Company purchased the August 2010 Caps and July 2011 Caps for a combined total of approximately $0.7 million and designated the interest rate caps as cash flow hedges.

As of June 30, 2012, the Company held interest rate caps as follows (amounts in thousands):

		Notional Amounts
Payment Date	Cap Rate	August 2010 Caps	July 2011 Caps	Total
September 28, 2012	2.0%	$68,075	$18,650	$86,725
December 31, 2012	2.0%	$67,375	$18,450	$85,825
March 29, 2013	2.0%	$66,675	$18,250	$84,925
June 28, 2013	2.0%	$—	$63,175	$63,175
September 30, 2013	2.0%	$—	$62,475	$62,475
December 31, 2013	2.0%	$—	$61,775	$61,775
March 31, 2014	2.0%	$—	$61,075	$61,075

These interest rate caps were originally designated as cash flow hedges, and accordingly, the effective portion of the change in fair value of these interest rate caps was recognized in other comprehensive income in the Company’s consolidated financial statements. Unrealized gains or losses included in other comprehensive income were then reclassified into earnings as each interest rate cap settled on the contractual payment dates.

However, as a result of the First Amendment and the conversion of the outstanding balance of the term loan to revolving line of credit indebtedness, the interest rate caps no longer qualify for hedge accounting treatment. With hedge accounting treatment no longer available for the interest rate caps, the amounts included in accumulated other comprehensive income up through the date of the first amendment ($0.4 million), will instead be amortized ratably over the contractual terms of the interest rate caps. Changes in fair value of the interest rate caps following the date of the First Amendment date, which was less than $0.1 million during the three months ended June 30, 2012, will be recognized in earnings.

(6) Income Taxes

The Company maintains a valuation allowance for a portion of its U.S. deferred tax assets and certain non-U.S. deferred tax assets. The valuation allowance is calculated in accordance with the provisions of Accounting Standards Codification (“ASC”) 740 “Income Taxes,” which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. In the event the Company’s expectations of future operating results change, the valuation allowance may need to be adjusted upward or downward. As of June 30, 2012, the Company’s unreserved U.S. net deferred tax assets totaled $13.9 million and are currently considered “more likely than not” to be realized.

The Company’s effective tax rates for the three month periods ended June 30, 2012 and 2011 were 25.7% and 27.6%, respectively. The decrease in the Company’s effective tax rate for the three month period ended June 30, 2012 as compared to the comparable quarter in 2011 was due to changes in the distribution of earnings between U.S. and foreign jurisdictions. The Company’s effective tax rates for the six month periods ended June 30, 2012 and 2011 were 27.1% and 27.2%, respectively.

The Company has approximately $1.4 million of unrecognized tax benefits and does not expect to recognize significant increases or decreases in unrecognized tax benefits during the next twelve month period. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense.

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

(7) Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, short-term investments, accounts and unbilled receivables, accounts payable, accrued multi-client data library royalties, investment in two convertible notes from a privately-owned U.S.-based technology company, interest rate caps, long-term debt and an investment in shares of Reservoir Exploration Technology, ASA (“RXT”), a Norwegian seismic contractor. The carrying amounts of cash and cash equivalents, short-term investments, accounts and unbilled receivables, accounts payable and accrued multi-client data library royalties approximate fair value due to the highly liquid nature of these instruments.

The carrying amount of the Company’s long-term debt as of June 30, 2012 and December 31, 2011 was $105.0 million and $105.1 million, respectively, compared to fair value of $105.1 million and $106.5 million as of June 30, 2012 and December 31, 2011, respectively. The fair value of the long-term debt was calculated using a market approach based upon Level 3 inputs, including an estimated interest rate reflecting current market conditions.

The following table provides additional information related to assets and liabilities measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011. The reference to level within the table relates to the level of inputs used to determine fair value, which the key inputs are then described below. The table (in thousands) is as follows:

	Level 1	Level 2	Level 3
As of June 30, 2012:
Investment in convertible notes	$—	$—	$6,822
Investment in RXT shares	965	—	—

As of December 31, 2011:
Investment in convertible note	—	—	5,770
Investment in RXT shares	556	—	—

Investment in Convertible Notes. In May 2011, the Company purchased a convertible note from a privately-owned U.S.-based technology company. The original principal amount of the note is $6.5 million, and it bears interest at a rate of 4% per annum. In March 2012, the Company and the investee entered into an agreement for the Company to make available to the investee a credit facility in an amount of up to $4.0 million, for a term of one year. The credit facility allows for conversion of the outstanding balance of the promissory note under the credit facility into common shares of the investee. As of June 30, 2012, the investee had drawn $1.0 million under the available credit arrangement.

The Company performed a fair value analysis with respect to its investment in the convertible notes using a market approach based upon Level 3 inputs, including the terms and likelihood of an investment event and the time to conversion or repayment. As of June 30, 2012, the fair value of these investments was approximately $6.8 million, with $0.7 million of unrealized losses recorded in accumulated other comprehensive income.

Investment in RXT Shares. The Company performed a fair value analysis of its investment in RXT using a market approach based upon Level 1 inputs, utilizing quoted prices from active markets. As of June 30, 2012, the fair value of this investment was approximately $1.0 million with $0.4 million of unrealized gains recorded in accumulated other comprehensive income.

(8) Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$12,096	$2,852	$20,558	$3,302
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments (ION)	(1,503)	(313)	265	3,237
Equity interest in INOVA Geophysical’s other comprehensive income	369	997	716	1,582
Unrealized income (loss) on available-for-sale securities	(499)	308	463	(506)
Other changes in other comprehensive income (loss)	(34)	(115)	(27)	(159)

Total other comprehensive income (loss)	(1,667)	877	1,417	4,154

Comprehensive net income	10,429	3,729	21,975	7,456
Comprehensive income attributable to noncontrolling interest	281	44	394	69

Comprehensive net income attributable to ION	$10,710	$3,773	$22,369	$7,525

.

(9) Litigation

WesternGeco

In June 2009, WesternGeco L.L.C. (“WesternGeco”) filed a lawsuit against the Company in the United States District Court for the Southern District of Texas, Houston Division. In the lawsuit, styled WesternGeco L.L.C. v. ION Geophysical Corporation, WesternGeco alleges that the Company has infringed several method and apparatus claims contained in four United States patents regarding marine seismic streamer steering devices that are owned by WesternGeco. WesternGeco is seeking unspecified monetary damages and an injunction prohibiting the Company from making, using, selling, offering for sale or supplying any infringing products in the United States.

In June 2009, the Company filed an answer and counterclaims against WesternGeco, in which the Company denies that it has infringed WesternGeco’s patents and asserts that the WesternGeco patents are invalid or unenforceable. The Company also asserted that WesternGeco’s Q-Marine system, components and technology infringe upon a United States patent owned by the Company related to marine seismic streamer steering devices. In addition, the Company claimed that the lawsuit by WesternGeco is an illegal attempt by WesternGeco to control and restrict competition in the market for marine seismic surveys performed using laterally steerable streamers. In its counterclaims, the Company requested various remedies and relief, including a declaration that the WesternGeco patents are invalid or unenforceable, an injunction prohibiting WesternGeco from making, using, selling, offering for sale or supplying any infringing products in the United States, a declaration that the WesternGeco patents should be co-owned by the Company, and an award of unspecified monetary damages.

In June 2010, WesternGeco filed a lawsuit against various subsidiaries and affiliates of Fugro N.V. (“Fugro”), a seismic contractor customer of the Company, accusing Fugro of infringing the same United States patents regarding marine seismic streamer steering devices by planning to use certain equipment purchased from the Company on a survey located outside of U.S. territorial waters. The court approved the consolidation of the Fugro case with the case against the Company. Fugro filed a motion to dismiss the lawsuit, and in March 2011 the presiding judge granted Fugro’s motion to dismiss in part, on the basis that the alleged activities of Fugro would occur more than 12 miles from the U.S. coast and therefore are not actionable under U.S. patent infringement law. On February 21, 2012, the Court granted WesternGeco’s motions for summary judgment related to the Company’s claims as plaintiff against WesternGeco for infringement, inventorship and inequitable conduct. In response to a Motion for Summary Judgment filed jointly by the Company and Fugro, the Court ruled on April 25, 2012 that the Company did not directly infringe WesternGeco’s method patent claims. On June 29, 2012, the Court ruled that, if the particular patent claim is held to be valid and enforceable at the upcoming trial in the lawsuit, the Company’s DigiFIN™ lateral streamer control system, when combined with the Company’s lateral controller in the United States, would infringe one claim in one of WesternGeco’s asserted patents, U.S. Patent No. 7,293,520.

The trial in the lawsuit began on July 23, 2012 and, as of the filing date of this Quarterly Report on Form 10-Q, has not yet resulted in a jury verdict or judgment. If, at trial, the judge or jury agrees with the Company and determines that the above patent claim is invalid, the pre-trial infringement finding will have no effect and the patent claim will be declared void and unenforceable. If the judge or jury determines that the above patent claim is valid and enforceable, the Company will then be liable to WesternGeco for infringement damages in an amount to be determined by the jury. If the patent claim is determined to be valid and the infringement finding is upheld, the Company will then have the right to ask the Court to enter a judgment in its favor notwithstanding the verdict and, if unsuccessful with the Court, to appeal the judgment to the Court of Appeals for the Federal Circuit.

Based on the Company’s review of the lawsuit filed by WesternGeco and the WesternGeco patents at issue, the Company believes that its products do not infringe any valid WesternGeco patents and that the claims asserted against the Company by WesternGeco are without merit and that the ultimate outcome of the claims against it will not result in a material adverse effect on the Company’s financial condition or results of operations. The Company intends to continue to defend the claims against it vigorously.

Fletcher

In November 2009, Fletcher International Ltd. (“Fletcher”), the holder of the shares of the Company’s outstanding Series D Preferred Stock until June 2012, when the shares were sold to an affiliate of the investment firm D. E. Shaw, filed a lawsuit against the Company and certain of its directors in the Delaware Court of Chancery. In the lawsuit, styled Fletcher International, Ltd. v. ION Geophysical Corporation, et al, Fletcher alleged, among other things, that the Company violated Fletcher’s consent rights contained in the Series D Preferred Stock Certificates of Designation, by (a) ION Sàrl’s execution and delivery of a convertible promissory note to the Bank of China, New York Branch, in connection with a bridge loan funded in October 2009 by Bank of China, and (b) another subsidiary of the Company executing and delivering several promissory notes in 2008 in connection with the Company’s acquisition of ARAM Systems Ltd., and that ION’s directors violated their fiduciary duty to the Company by allowing the subsidiaries to deliver the notes without Fletcher’s consent. In a Memorandum Opinion issued in May 2010 in response to a motion for partial summary judgment, the judge dismissed all of Fletcher’s claims against the named Company directors but also concluded that, because the bridge loan note executed by ION Sàrl in 2009 was convertible into ION common stock, Fletcher had the right to consent to the issuance of the note and that the Company violated Fletcher’s consent right by ION Sàrl issuing the note without Fletcher’s consent. In December 2010, the presiding judge in the case recused himself from the case and a new presiding judge was appointed to the case. In March 2011, the judge dismissed certain of the claims asserted by Fletcher. In May 2012, the judge ruled that Fletcher did not have the right to consent with respect to two promissory notes executed and delivered in September 2008 in connection with the Company’s purchase of ARAM Systems Ltd., but that Fletcher did have the right to consent to the execution and delivery in December 2008 of a replacement promissory note in the principal amount of $35 million, and that the Company violated Fletcher’s consent right by a Company subsidiary’s executing and delivering the replacement promissory note without Fletcher’s consent. The Company believes that the monetary damages suffered by Fletcher as a result of the Company’s subsidiaries executing and delivering the two notes without Fletcher’s consent are nonexistent or nominal, and that the ultimate outcome of the lawsuit will not result in a material adverse effect on the Company’s financial condition or results of operations.

Sercel

In January 2010, the jury in a patent infringement lawsuit filed by the Company against seismic equipment provider Sercel, Inc. in the United States District Court for the Eastern District of Texas returned a verdict in the Company’s favor. In the lawsuit, styled Input/Output, Inc. et al v. Sercel, Inc., (5-06-cv-00236), the Company alleged that Sercel’s 408, 428 and SeaRay digital seismic sensor units infringe the Company’s United States Patent No. 5,852,242, which is incorporated in the Company’s VectorSeis® sensor technology. Products of the Company or INOVA Geophysical that are compatible with the VectorSeis technology include Scorpion®, ARIES® II, FireFly®, HawkTM and VectorSeis Ocean seismic acquisition systems. The jury concluded that Sercel infringed the Company’s patent and that the Company’s patent was valid, and the jury awarded the Company $25.2 million in compensatory past damages. In response to post-verdict motions made by the parties, in September 2010, the presiding judge issued a series of rulings that (a) granted the Company’s motion for a permanent injunction to be issued prohibiting the manufacture, use or sale of the infringing Sercel products, (b) confirmed that the Company’s patent was valid, (c) confirmed that the jury’s finding of infringement was supported by the evidence and (d) disallowed $5.4 million of lost profits that were based on infringing products that were manufactured and delivered by Sercel outside of the United States, but were offered for sale by Sercel in the United States and involved underlying orders and payments received by Sercel in the United States. In addition, the judge concluded that the evidence supporting the jury’s finding that the Company was entitled to be awarded $9.0 million in lost profits associated with certain infringing pre-verdict marine sales by Sercel was too speculative and therefore disallowed that award of lost profits. As a result of the judge’s ruling, the Company is now entitled to be awarded an additional amount of damages equal to a reasonable royalty on the infringing pre-verdict Sercel marine sales. After the Company learned that Sercel continued to make sales of infringing products after the January 2010 jury verdict was rendered, the Company filed motions with the court to seek additional compensatory damages for the post-verdict infringing sales and enhanced damages as a result of the willful nature of Sercel’s post-verdict infringement. In February 2011, the Court entered a final judgment and permanent injunction in the case. The final judgment awarded the Company $10.7 million in damages, plus interest, and the permanent injunction prohibits Sercel and parties acting in concert with Sercel from making, using, offering to sell, selling, or importing in the United States (which includes territorial waters of the United States) Sercel’s 408UL, 428XL and SeaRay digital sensor units, and all other products that are only colorably different from those products. The Court ordered that the additional damages to be paid by Sercel as a reasonable royalty on the infringing pre-verdict Sercel marine sales and the additional damages to be paid by Sercel resulting from post-verdict infringing sales would be determined in a separate future proceeding. Sercel and the Company appealed portions of the final judgment, and on February 17, 2012, the appellate court upheld the final judgment. In April 2012, Sercel paid the Company $12.0 million pursuant to the final judgment.

Other Litigation

The Company has been named in various other lawsuits or threatened actions that are incidental to its ordinary business. Litigation is inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time-consuming, cause the Company to incur costs and expenses, require significant amounts of management time and result in the diversion of significant operational resources. The results of these lawsuits and actions cannot be predicted with certainty. Management currently believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial condition or results of operations.

Financial Impact of Gain and Loss Contingencies

Upon receipt of the payment from Sercel regarding the final judgment discussed above, the Company recorded a gain of approximately $12.0 million. Additionally, the Company recorded a loss contingency of approximately $10.0 million in connection with certain other legal matters discussed elsewhere in this Quarterly Report on Form 10-Q. Both amounts were reflected within Other Income (Expense) during the three months ended June 30, 2012.

(10) Related Party Transactions

BGP, Inc., China National Petroleum Corporation (“BGP”) owned approximately 15.3% of the Company’s outstanding common stock as of June 30, 2012. For the three and six months ended June 30, 2012, the Company recorded revenues from BGP of $4.1 million and $10.2 million, respectively, compared to revenues from BGP for the three and six months ended June 30, 2011 of $0.3 million and $1.3 million, respectively. Total receivables due from BGP were $5.2 million at June 30, 2012.

(11) Restructuring Activities

At December 31, 2011, the Company had a liability (classified as other long-term liability) of $5.9 million related to its permanently ceasing to use certain leased building facilities in March 2010. During the six months ended June 30, 2012, the Company made cash payments of $0.6 million and accrued $0.2 million related to accretion expense, resulting in a remaining liability of $5.5 million as of June 30, 2012.

In the fourth quarter of 2011, the Company initiated a restructuring of its Sensor geophone operations in the Netherlands, which included reducing headcount at this location by approximately 30%. As of December 31, 2011, the Company had accrued a liability of $2.4 million associated with severance costs for these employees and recorded the corresponding expense within general and administrative expenses for 2011. During the six months ended June 30, 2012, the Company made cash severance payments of $1.8 million, resulting in a remaining liability of $0.6 million as of June 30, 2012.

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

In 2010, we formed a joint venture with BGP, Inc., China National Petroleum Corporation (“BGP”), a subsidiary of China National Petroleum Corporation, and contributed most of our land seismic equipment businesses to INOVA Geophysical Equipment Limited (“INOVA Geophysical”), the joint venture entity. BGP is generally regarded as the world’s largest land geophysical service contractor. BGP owns a 51% interest in INOVA Geophysical and we own a 49% interest.

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

Economic Conditions

Demand for our seismic data acquisition products and services is cyclical and substantially dependent upon activity levels in the oil and gas industry, particularly our customers’ willingness and ability to expend their capital for oil and natural gas exploration and development projects. This demand is sensitive to current and expected future oil and natural gas prices. West Texas Intermediate (“WTI”) spot crude oil prices decreased from approximately $105 per barrel in April 2012, briefly dipping below $80 per barrel in late June before rising to around $90 per barrel in late July. Brent crude oil prices similarly decreased from approximately $120 per barrel at the beginning of the quarter to $90 per barrel by quarter-end and then rising back to around $105 per barrel by late July. Concerns about an economic downturn in Europe, particularly for the European Union countries, increased during the quarter, which exerted downward pressure on oil prices. Energy price forecasts are by their nature highly uncertain, but external reports indicate that, absent an uncoordinated breakup of the European Union, WTI crude oil prices are expected to remain between $80 and $100 per barrel for the remainder of 2012 as demand outpaces supply. U.S. natural gas prices may have reversed their downward trend that began in the third quarter of 2011. That downward trend continued into the second quarter of 2012 as U.S. Henry Hub natural gas prices bottomed at approximately $1.90 per MMBtu in April. Natural gas prices increased through the remainder of the quarter and rose to above $3.00 per MMBtu in late July. Recent industry reports suggest that the reason for the increase in U.S. natural gas prices is due to the recent North American heat wave, which has reduced the risk that natural gas storage would be at storage capacity by the end of this summer. While it may be too early to tell if this recent change in price direction is in fact a trend reversal, we believe demand for natural gas will continue to grow and that industry investment in shale-based gas production will increase and be facilitated by new investment in technologies to locate and extract the reserves.

For the first half of 2012, our Solutions segment experienced an increase in revenues compared to the first half of 2011, due to improved data processing revenues and higher sales by our GeoVentures business. During the first half of 2012, our participation in oil and gas shale plays continued to expand, with the completion of our second land multi-client new venture project in the Marcellus shale area, and with other projects underway, including a land project in Poland. In the process, we are increasing our technical understanding of both oil and gas shale plays and we intend to leverage this expertise to broaden our oil and gas shale footprint geographically in both the U.S. and international markets. In addition, customer demand remains high for seismic data acquired by our GeoVentures business in offshore areas around the globe where E&P companies have demonstrated a strong interest for exploration, including frontier basins off of East and West Africa, Brazil and in the Arctic. Our data processing business has recovered from the aftermath of the Deepwater Horizon incident, entering 2012 with record levels of backlog. At June 30, 2012, our Solutions segment backlog, which consists of commitments for (i) data processing work and (ii) multi-client new venture projects by our GeoVentures group that have been underwritten, was $152.7 million compared with $134.2 million at December 31, 2011 and $117.4 million at June 30, 2011. We anticipate that the majority of this backlog will be recognized as revenue in 2012.

Revenues for our Systems segment have increased in the first half of 2012 compared to the first half of 2011, but decreased in the second quarter of 2012. While this segment continues to benefit from healthy marine repair and replacement sales, we experienced a slowdown of positioning sales primarily attributable to lack of new vessel introductions during the second quarter of this year. While we delivered a large ocean bottom cable system in the second quarter of 2012, the revenues will be recognized over an extended period under a multi-year arrangement. Our Software segment revenues increased slightly for the first half of 2012 compared to the same period of 2011 due to steady subscription sales of Orca® and GATOR® software.

Our land seismic business, particularly INOVA Geophysical’s business in North America and Russia, continues to show signs of recovery, as INOVA Geophysical has reported two consecutive profitable quarters, its first profitable quarters since its formation in early 2010. With the recent launches of its lower-cost cableless Hawk land system, an improved FireFly® system (FireFly DR31) and the announcement of a new cabled system (G3i™) as well as positive momentum from INOVA’s first two profitable quarters, we continue to expect INOVA Geophysical to be modestly profitable in 2012.

We believe that technologies that add a competitive advantage through improved imaging, cost reductions or improvements in well productivity will continue to be valued in our marketplace. We believe that our newest technologies such as DigiFIN™, DigiSTREAMER™, Orca and INOVA Geophysical’s newest technologies (including FireFly DR31, Hawk SN11, UniVib™, a new VectorSeis® ML21 digital sensor, upgrades to its ARIES® II product with digital sensor capabilities and its recently-announced new cabled system, G3i), will continue to attract customer interest, because those technologies are designed to deliver improvements in image quality within more productive delivery systems.

We expect the long term demand for seismic services to continue to increase, and remain positioned to achieve year-over-year improvement in both our revenue and profitability in the back half of 2012 as compared to the same period last year. However, in stating these expectations, we are assuming that (i) the global and U.S. economies will not slip back into a recession, (ii) the price of WTI crude oil will remain predominantly above $80 per barrel, (iii) there will be an increase in the level of exploration and production activities in the US Gulf of Mexico (iv) there will be increasing demand for seismic services in the Middle East and North Africa resulting from improving geopolitical stability in the area, and (v) we are successful in commercializing and manufacturing our next generation seabed system in the fourth quarter of this year.

Key Financial Metrics

The table below provides an overview of key financial metrics for our company as a whole and our four business segments during the three and six months ended June 30, 2012, compared to those for the same period of 2011. For tabular information on the operating results of INOVA Geophysical, see “— Results of Operations — Other Items — Equity in Earnings (Losses) of INOVA Geophysical.”

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, except per share amounts)
Net revenues:
Solutions:
Data Processing	$28,190	$20,634	$55,055	$40,933
New Venture	21,544	9,772	50,538	32,222
Data Library	22,235	18,552	32,503	33,696

Total	$71,969	$48,958	$138,096	$106,851

Systems:
Towed Streamer	$13,727	$20,234	$29,531	$37,781
Ocean Bottom	1,616	507	5,135	509
Other	7,476	8,734	24,859	15,145

Total	$22,819	$29,475	$59,525	$53,435

Software:
Software Systems	$9,551	$9,541	$17,921	$17,968
Services	875	558	1,382	830

Total	$10,426	$10,099	$19,303	$18,798

Total	$105,214	$88,532	$216,924	$179,084

Gross profit:
Solutions	$28,904	$11,190	$47,889	$24,506
Systems	9,234	15,110	25,046	27,355
Software	7,805	7,331	14,164	12,909

Total	$45,943	$33,631	$87,099	$64,770

Gross margin:
Solutions	40%	23%	35%	23%
Systems	40%	51%	42%	51%
Software	75%	73%	73%	69%

Total	44%	38%	40%	36%

Income from operations:
Solutions	$17,434	$3,042	$27,040	$8,854
Systems	995	9,057	9,735	15,137
Software	6,879	6,439	12,361	11,292
Corporate and other	(12,336)	(9,738)	(24,521)	(20,412)

Income from operations	$12,972	$8,800	$24,615	$14,871

Operating margin:
Solutions	24%	6%	20%	8%
Systems	4%	31%	16%	28%

Software	66%	64%	64%	60%
Corporate and other	(12%)	(11%)	(11%)	(11%)

Total	12%	10%	11%	8%

Net income applicable to common shares	$12,039	$2,558	$20,276	$2,695

Basic and diluted net income per common share	$0.08	$0.02	$0.13	$0.02

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

The information contained in this Quarterly Report on Form 10-Q contains references to trademarks, service marks and registered marks of ION and our subsidiaries, as indicated. Except where stated otherwise or unless the context otherwise requires, the terms “VectorSeis,” “FireFly,” “ARIES II,” “Orca,” “GATOR,” and “Scorpion” refer to VECTORSEIS®, FIREFLY®, ARIES® II, GATOR®, ORCA® and SCORPION® registered marks owned by ION or INOVA Geophysical, and the terms “DigiSTREAMER,” “GeoVentures,” “Hawk,” “UniVib,” “G3i,” “DigiFIN,” and “Calypso” refer to DigiSTREAMER™, GeoVentures™, Hawk™, UniVib™, G3i™, DigiFIN™ and Calypso™ trademarks and service marks owned by ION or INOVA Geophysical.

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Our overall total net revenues of $105.2 million for the three months ended June 30, 2012 (the “Current Quarter”) increased $16.7 million, or 19%, compared to total net revenues for the three months ended June 30, 2011 (the “Comparable Quarter”). Our overall gross profit percentage for the Current Quarter was 44%, compared to 38% for the Comparable Quarter. Total operating expenses as a percentage of net revenues for the Current Quarter and the Comparable Quarter were 31% and 28%, respectively. For the Current Quarter, our income from operations was $13.0 million, compared to $8.8 million for the Comparable Quarter.

Net Revenues, Gross Profits and Gross Margins

Solutions — Net revenues for the Current Quarter increased by $23.0 million, or 47%, to $72.0 million, compared to $49.0 million for the Comparable Quarter. This increase was predominantly driven by (i) improved data processing revenues due to post-Macondo recovery in the Gulf of Mexico and continued international expansion and (ii) by higher GeoVentures revenues related to projects in areas such as North American and Poland shale plays, as well as offshore Africa, Latin America, Australia, and the Arctic. Gross profit increased by $17.7 million to $28.9 million compared to $11.2 million in the Comparable Quarter and gross margins increased to 40% up from 23% in the Comparable Quarter. These increases resulted from (i) a higher volume of revenues from data processing, and (ii) higher volumes of revenues and more favorable sales mix relating to higher-margin data library sales and GeoVentures new venture projects.

Systems — Net revenues for the Current Quarter decreased by $6.7 million, or 23%, to $22.8 million, compared to $29.5 million for the Comparable Quarter. Gross profit for the Current Quarter decreased by $5.9 million to $9.2 million, representing a 40% gross margin, compared to $15.1 million, representing a 51% gross margin, for the Comparable Quarter. The decrease in revenue and gross margins in our Systems segment was primarily due to lower volumes of sales for towed streamer positioning equipment. Our Current Quarter’s sales of repair and replacement towed streamer positioning equipment increased compared with those for the Comparable Quarter, but this increase was more than offset by a decrease in new equipment sales as a result of a lack of new vessel introductions during the second quarter of this year. In addition, we delivered a large ocean bottom cable system in the Current Quarter. The revenues from this system will be recognized over an extended period under a multi-year arrangement.

Software — Net revenues for the Current Quarter slightly increased by $0.3 million, or 3%, to $10.4 million, compared to $10.1 million for the Comparable Quarter. Excluding the effects of foreign currency translation, revenues increased 6% during the Current Quarter. This increase was principally due to continued demand for the Orca and GATOR software platforms. Gross profit of $7.8 million for the Current Quarter increased $0.5 million over the Comparable Quarter, and gross margins increased to 75% up from 73% in the Comparable Quarter. This increase was due to changes in product mix (there was a relative increase in software sales during the Current Quarter compared to the Comparable Quarter, which have higher margins than the associated hardware sales for this segment).

Operating Expenses

Research, Development and Engineering — Research, development and engineering expense was $10.3 million, or 10% of net revenues, for the Current Quarter, an increase of $4.4 million compared to $5.9 million or 7% of net revenues, for the corresponding period of 2011. We continue to invest in our next generation of seismic acquisition products and services, which included the field testing of Calypso, our next generation re-deployable seabed acquisition system during the Current Quarter.

Marketing and Sales — Marketing and sales expense was $8.7 million, or 8% of net revenues, for the Current Quarter, an increase of $0.9 million compared to $7.8 million, or 9% of net revenues, for the corresponding period of 2011. The increase was primarily due to higher costs associated with conventions and exhibits, commissions and other employment-related expenses.

General and Administrative — General and administrative expenses of $14.0 million for the Current Quarter increased $2.9 million over the $11.1 million in general and administrative expenses for the Comparable Quarter. General and administrative expenses as a percentage of net revenues were 13% for both periods. The increase was primarily due to legal fees and expenses incurred in connection with certain litigation. See further discussion at Part II, Item 1. “Legal Proceedings.”

Other Items

Interest Expense, net — Interest expense, net, was $1.4 million for the Current Quarter compared to $1.2 million for the Comparable Quarter. With our amended credit facility, we expect interest expense to decrease slightly for each of the remaining quarters of 2012 (see “— Liquidity and Capital Resources — Capital Requirements and Sources of Capital” below).

Equity in Earnings (Losses) of INOVA Geophysical — We account for our 49% interest in INOVA Geophysical as an equity method investment and record our share of earnings and losses of INOVA Geophysical on a one fiscal quarter lag basis. Thus, our share of INOVA Geophysical’s earnings (losses) for the three months ended March 31, 2012 is included in our financial results for the Current Quarter. For the Current Quarter, we recorded approximately $3.8 million of equity in earnings of INOVA Geophysical compared to equity in losses of $4.2 million for the Comparable Quarter. The following table reflects the summarized financial information for INOVA Geophysical for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Net revenues	$56,779	$32,452
Gross profit	$19,502	$3,708
Income (loss) from operations	$8,910	$(6,657)
Net income (loss)	$8,654	$(8,090)

INOVA Geophysical’s revenues for the first quarter of 2012 improved by approximately 75% compared to the corresponding period of 2011. Due to the recent launches of its new Hawk land system, an improved FireFly system (FireFly DR31) and the announcement of its new G3i cabled system, we continue to expect INOVA Geophysical to be modestly profitable in 2012.

Income Tax Expense — Income tax expense for the Current Quarter was $4.2 million compared to $1.1 million for the Comparable Quarter. Our effective tax rates for the Current Quarter and Comparable Quarter were 25.7% and 27.6%, respectively. The decrease in our effective tax rate for the Current Quarter as compared to the Comparable Quarter was due to the distribution of earnings between U.S. and foreign jurisdictions.

Preferred Stock Dividends — The preferred stock dividend relates to our Series D Preferred Stock. Quarterly dividends must be paid in cash. Dividends are paid at a rate equal to the greater of (i) 5.0% per annum or (ii) the three month LIBOR rate on the last day of the immediately preceding calendar quarter plus 2.5% per annum. The Series D Preferred Stock dividend rate was 5.0% at June 30, 2012.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Our overall total net revenues of $216.9 million for the six months ended June 30, 2012 (the “Current Period”) increased $37.8 million, or 21%, compared to total net revenues for the six months ended June 30, 2011 (the “Comparable Period”). Our overall gross profit percentage for the Current Period was 40%, compared to 36%, for the Comparable Period. Total operating expenses as a percentage of net revenues for the Current Period and the Comparable Period were 29% and 28%, respectively. For the Current Period, our income from operations was $24.6 million, compared to $14.9 million, for the Comparable Period.

Net Revenues, Gross Profits and Gross Margins

Solutions — Net revenues for the Current Period increased by $31.2 million, or 29%, to $138.1 million, compared to $106.9 million for the Comparable Period. This increase was predominantly driven by (i) improved data processing revenues due to post-Macondo recovery of exploration and production activities in the Gulf of Mexico and continued international expansion and (ii) higher GeoVentures revenues related to projects in areas such as North American and Poland shale plays, as well as offshore Africa, Latin America, Australia and the Arctic. Gross profit for the Current Period increased by $23.4 million to $47.9 million compared to $24.5 million gross profit for the Comparable Period and gross margins increased to 35% up from 23% in the Comparable Period as a result of (i) a higher volume of revenues in data processing, and (ii) higher volumes of revenues and more favorable sales mix relating to higher-margin data library sales and GeoVentures new venture projects.

Systems — Net revenues for the Current Period increased by $6.1 million, or 11%, to $59.5 million, compared to $53.4 million for the Comparable Period. This increase was primarily due to higher sales of sensor geophone strings, as well as improved ocean bottom cable sales, and was offset by lower volumes of towed streamer positioning equipment. We also had one large ocean bottom cable transaction in the Current Period that is accounted for as a lease where revenue will be recognized over the period from the Current Quarter to the end of 2014. Gross profit for the Current Period decreased by $2.3 million to $25.0 million, representing a 42% gross margin, compared to $27.4 million for the Comparable Period, representing a 51% gross margin. The decrease in gross margins in our Systems segment was primarily due to reduced sales of towed streamer positioning equipment, which carry a higher margin, increased sales of certain types of ocean bottom cables that carry a lower margin, and increased sales of lower-margin sensor geophone strings.

Software — Net revenues for the Current Period increased by $0.5 million, or 3%, to $19.3 million, compared to $18.8 million for the Comparable Period. Excluding the effects of foreign currency translation, revenues increased 5% due to continued demand for the Orca and GATOR software platforms. Gross profit of $14.2 million for the Current Period increased $1.3 million over the Comparable Period, and gross margins increased to 73% up from 69% in the Comparable Period. This increase was due to changes in product mix (there was a relative increase in software sales during the Current Period, which have higher margins than the associated hardware sales for this segment).

Operating Expenses

Research, Development and Engineering — Research, development and engineering expense was $18.0 million, or 8% of net revenues, for the Current Period, an increase of $6.3 million compared to $11.7 million, or 7% of net revenues, for the Comparable Period, as we continue to invest in our next generation of seismic acquisition products and services.

Marketing and Sales — Marketing and sales expense of $16.1 million, or 7% of net revenues, for the Current Period represented an increase of $1.2 million compared to $14.9 million, or 8% of net revenues, for the Comparable Period. The increase was primarily due to higher employment-related expenses and professional fees.

General and Administrative — General and administrative expenses of $28.4 million for the Current Period represented an increase of $5.1 million over the $23.3 million in general and administrative expense for the Comparable Period. General and administrative expenses as a percentage of net revenues were 13% for both periods. The increase was primarily due to legal fees and expenses incurred in connection with certain litigation. See further discussion at Part II, Item 1. “Legal Proceedings.”

Other Items

Interest Expense, net — Interest expense, net, was $2.9 million for the Current Period compared to $2.8 million for the Comparable Period. As of June 30, 2012, we had $97.3 million drawn on our $175.0 million revolving line of credit. With our amended credit facility, we expect interest expense to decrease slightly for remainder of 2012 (see “—Liquidity and Capital Resources — Capital Requirements and Sources of Capital” below).

Equity in Earnings (Losses) of INOVA Geophysical — We account for our 49% interest in INOVA Geophysical as an equity method investment and record our share of earnings and losses of INOVA Geophysical on a one fiscal quarter lag basis. Thus, our share of INOVA Geophysical’s earnings (losses) for the six month period from October 1, 2011 through March 31, 2012 is included in our financial results for the Current Period. For the Current Period, we recorded equity in earnings of approximately $6.2 million compared to equity in losses of $5.0 million for the Comparable Period. The following table reflects the summarized financial information for INOVA Geophysical for the six-month periods from October 1 to March 31 of 2012 and 2011 (in thousands):

	Six Months Period from October 1 – March 31,
	2012	2011
Net revenues	$115,777	$77,991
Gross profit	$33,466	$14,924
Income (loss) from operations	$15,419	$(9,867)
Net income (loss)	$14,371	$(10,771)

INOVA Geophysical’s revenues for the six months ended March 31, 2012 improved by approximately 48% compared to the corresponding period ended March 31, 2011. Due to the recent launches of its new Hawk land system, an improved FireFly system (FireFly DR31) and the announcement of its new G3i cabled system, we continue to expect INOVA Geophysical to be modestly profitable in 2012.

Income Tax Expense — Income tax expense for the Current Period was $7.6 million compared to $1.2 million for the Comparable Period. Our effective tax rates for the Current Period and the Comparable Period were 27.1% and 27.2%, respectively.

Liquidity and Capital Resources

Capital Requirements and Sources of Capital

Our cash requirements include our working capital requirements, and cash required for our debt service payments, seismic data acquisitions and capital expenditures. As of June 30, 2012, we had working capital of $159.5 million, which included $83.3 million of cash on hand. Capital requirements are primarily driven by our continued investment in our multi–client seismic data library (totaling $52.6 million in the Current Period) and, to a lesser extent, our inventory purchase obligations. Also, our headcount has traditionally been a significant driver of our working capital needs. Because a significant portion of our business is involved in the planning, processing and interpretation of seismic data services, one of our largest investments is in our employees, which involves cash expenditures for their salaries, bonuses, payroll taxes and related compensation expenses. Our working capital requirements may change from time to time depending upon many factors, including our operating results and adjustments in our operating plan required in response to industry conditions, competition, acquisition opportunities and unexpected events. In recent years, our primary sources of funds have been cash flows generated from our operations, our existing cash balances, debt and equity issuances and borrowings under our revolving credit facility.

On May 29, 2012, we amended the terms of our senior secured credit facility (the “Credit Facility”) with China Merchants Bank Co., Ltd., New York Branch, as administrative agent and lender (“CMB”). The First Amendment to Credit Agreement and Loan Documents, dated effective as of May 29, 2012 (the “First Amendment”), modified certain provisions of the our senior credit agreement with CMB that we had entered into on March 25, 2010.

As amended by the First Amendment, the Credit Facility now provides that we may make revolving credit borrowings in U.S. Dollars, Euros, British Pounds Sterling or Canadian Dollars up to an amount not to exceed the U.S. Dollar equivalent of $175.0 million. In addition, all then-outstanding term loan indebtedness under the Credit Facility ($98.3 million at May 29, 2012) was converted to revolving credit indebtedness, such that as of May 29, 2012, there was $98.3 million in total revolving credit indebtedness outstanding under the Credit Facility. No revolving credit indebtedness was outstanding under the Credit Facility immediately prior to the conversion of the term loan. For further information on our Credit Facility, see Note 5 “Long-term Debt and Interest Rate Caps” at Notes to Unaudited Condensed Consolidated Financial Statements.

Meeting our Liquidity Requirements

We have historically financed our operations from internally generated cash and funds from equity and debt financings. As of June 30, 2012, our total outstanding indebtedness primarily consisted of approximately $97.3 million drawn on our $175.0 million revolving line of credit under our Credit Facility. On August 1st, we drew down an additional $50.0 million under our Credit Facility, bringing our outstanding indebtedness on the Credit Facility to $147.3 million.

For the Current Period, total capital expenditures, including investments in our multi-client data library, were $57.5 million, and we are projecting additional capital expenditures for the remaining six months of 2012 to be between $90 million and $110 million. Of the total projected capital expenditures for the remaining six months of 2012, we are estimating that approximately $75 million to $100 million will be spent on investments in our multi-client data library, but we are anticipating that most of these investments will be underwritten by our customers. To the extent our customers’ commitments do not reach an acceptable level of pre-funding, the amount of our anticipated investment in these data libraries could be significantly less.

Cash Flow from Operations

Net cash provided by operating activities was $85.7 million for the Current Period, which is comparable to $60.8 million for the Comparable Period. The increase in our net cash flows from operating activities was primarily due to increased net income during the Current Period compared to the Comparable Period. Our net cash flows from operating activities during the first half of 2011 were impacted by an increase in inventory for our Systems segment, which included building of inventory to outfit a BGP twelve-streamer vessel with our DigiSTREAMER data acquisition system. Also, included in our operating results and net cash flows provided by operating activities for the Current Period is an April 2012 cash receipt of $12.0 million associated with an award under a final judgment in certain litigation. See Part II, Item 1. “Legal Proceedings.”

Cash Flow from Investing Activities

Net cash used in investing activities was $39.9 million for the Current Period, compared to $98.8 million for the Comparable Period. The principal use of cash in our investing activities during the Current Period was $52.6 million of continued investment in our multi-client data library and $4.9 million of capital expenditures related to property, plant and equipment, partially offset by $20.0 million of proceeds from the maturity of short-term bank certificates of deposit. The principal uses of cash in our investing activities during the Comparable Period were our net investment of $39.0 million of excess cash in short-term bank certificates of deposit, $46.1 million of investment in our multi-client data library, $7.2 million of capital expenditures related to property, plant and equipment, and a $6.5 million investment in a convertible note.

Cash Flow from Financing Activities

Net cash flow used in financing activities was a net $4.9 million for the Current Period, compared to $9.1 million of net cash flow provided by financing activities for the Comparable Period. The net cash flow used in financing activities during the Current Period was primarily related to repayment of our term loan of $98.3 million, offset by net borrowings under our amended revolving line of credit of $97.3 million. The net cash flow provided by financing activities during the Comparable Period was primarily related to proceeds from stock option exercises of $12.9 million, partially offset by payments on our long-term debt of $3.4 million.

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

Credit and Foreign Sales Risks

The majority of our foreign sales are denominated in United States dollars. Product revenues are allocated to geographical locations on the basis of the ultimate destination of the equipment, if known. If the ultimate destination of such equipment is not known, product revenues are allocated to the geographical location of initial shipment. Service revenues, which primarily relate to our Solutions division, are allocated based upon the billing location of the customer. For the Current Period and Comparable Period, international sales comprised 67% and 64%, respectively, of total net revenues.

A summary of net revenues by geographic area follows (in thousands):

	Six Months Ended
	June 30,
	2012	2011
Europe	$82,566	$56,657
North America	72,204	64,770
Latin America	20,571	4,451
Asia Pacific	18,539	30,136
Middle East	15,209	17,377
Africa	5,403	3,713
Commonwealth of Independent States (CIS)	2,432	1,980

Total	$216,924	$179,084

Since 2008, global economic problems and uncertainties have generally increased in scope and nature. To the extent that world events or economic conditions negatively affect our future sales to customers in many regions of the world, as well as the collectability of our existing receivables, our future results of operations, liquidity, and financial condition may be adversely affected.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion regarding our quantitative and qualitative disclosures about market risk. There have been no material changes to those disclosures during the six months ended June 30, 2012.

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

Our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2012. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting. There was not any change in our internal control over financial reporting that occurred during the three months ended June 30, 2012, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

WesternGeco

In June 2009, WesternGeco L.L.C. (“WesternGeco”) filed a lawsuit against us in the United States District Court for the Southern District of Texas, Houston Division. In the lawsuit, styled WesternGeco L.L.C. v. ION Geophysical Corporation, WesternGeco alleges that we have infringed several method and apparatus claims contained in four United States patents regarding marine seismic streamer steering devices that are owned by WesternGeco. WesternGeco is seeking unspecified monetary damages and an injunction prohibiting us from making, using, selling, offering for sale or supplying any infringing products in the United States.

In June 2009, we filed an answer and counterclaims against WesternGeco, in which we deny that we have infringed WesternGeco’s patents and assert that the WesternGeco patents are invalid or unenforceable. We also asserted that WesternGeco’s Q-Marine system, components and technology infringe upon a United States patent owned by us related to marine seismic streamer steering devices. In addition, we claimed that the lawsuit by WesternGeco is an illegal attempt by WesternGeco to control and restrict competition in the market for marine seismic surveys performed using laterally steerable streamers. In our counterclaims, we requested various remedies and relief, including a declaration that the WesternGeco patents are invalid or unenforceable, an injunction prohibiting WesternGeco from making, using, selling, offering for sale or supplying any infringing products in the United States, a declaration that the WesternGeco patents should be co-owned by us, and an award of unspecified monetary damages.

In June 2010, WesternGeco filed a lawsuit against various subsidiaries and affiliates of Fugro N.V. (“Fugro”), one of our seismic contractor customers, accusing Fugro of infringing the same United States patents regarding marine seismic streamer steering devices by planning to use certain equipment purchased from us on a survey located outside of U.S. territorial waters. The court approved the consolidation of the Fugro case with the case against us. Fugro filed a motion to dismiss the lawsuit, and in March 2011 the presiding judge granted Fugro’s motion to dismiss in part, on the basis that the alleged activities of Fugro would occur more than 12 miles from the U.S. coast and therefore are not actionable under U.S. patent infringement law. On February 21, 2012, the Court granted WesternGeco’s motions for summary judgment related to our claims as plaintiff against WesternGeco for infringement, inventorship and inequitable conduct. In response to a Motion for Summary Judgment filed jointly by us and Fugro, the Court ruled on April 25, 2012 that ION did not directly infringe WesternGeco’s method patent claims. On June 29, 2012, the Court ruled that, if the particular patent claim is held to be valid and enforceable at the upcoming trial in the lawsuit, our DigiFIN lateral streamer control system, when combined with our lateral controller in the United States, would infringe one claim in one of WesternGeco’s asserted patents, U.S. Patent No. 7,293,520.

The trial in the lawsuit began on July 23, 2012 and, as of the filing date of this Quarterly Report on Form 10-Q, has not yet resulted in a jury verdict or judgment. If, at trial, the judge or jury agrees with us and determines that the above patent claim is invalid, the pre-trial infringement finding will have no effect and the WesternGeco patent claim will be declared void and unenforceable. If the judge or jury determines that the above patent claim is valid and enforceable, we will then be liable to WesternGeco for infringement damages in an amount to be determined by the jury. If the patent claim is determined to be valid and the infringement finding is upheld, we will then have the right to ask the Court to enter judgment in our favor notwithstanding the verdict and, if unsuccessful with the Court, to appeal the judgment to the Court of Appeals for the Federal Circuit.

Based on our review of the lawsuit filed by WesternGeco and the WesternGeco patents at issue, we believe that our products do not infringe any valid WesternGeco patents and that the claims asserted against us by WesternGeco are without merit and that the ultimate outcome of the claims against us will not result in a material adverse effect on our financial condition or results of operations. We intend to continue to defend the claims against us vigorously.

Fletcher

In November 2009, Fletcher International Ltd. (“Fletcher”), the holder of the shares of our outstanding Series D Preferred Stock until June 2012, when the shares were sold to an affiliate of the investment firm D. E. Shaw, filed a lawsuit against us and certain of our directors in the Delaware Court of Chancery. In the lawsuit, styled Fletcher International, Ltd. v. ION Geophysical Corporation, et al, Fletcher alleged, among other things, that we violated Fletcher’s consent rights contained in the Series D Preferred Stock Certificates of Designation, by (a) ION Sàrl’s execution and delivery of a convertible promissory note to the Bank of China, New York Branch, in connection with a bridge loan funded in October 2009 by Bank of China, and (b) another of our subsidiaries executing and delivering several promissory notes in 2008 in connection with our acquisition of ARAM Systems Ltd., and that our directors violated their fiduciary duty to us by allowing the subsidiaries to deliver the notes without Fletcher’s consent. In a Memorandum Opinion issued in May 2010 in response to a motion for partial summary judgment, the judge dismissed all of Fletcher’s claims against our named directors but also concluded that, because the bridge loan note executed by ION Sàrl in 2009 was convertible into our common stock, Fletcher had the right to consent to the issuance of the note and that we violated Fletcher’s consent right by ION Sàrl issuing the note without Fletcher’s consent. In December 2010, the presiding judge in the case recused himself from the case and a new presiding judge was appointed to the case. In May 2012, the judge ruled that Fletcher did not have the right to consent with respect to two promissory notes executed and delivered in September 2008 in connection with our purchase of ARAM Systems Ltd., but that Fletcher did have the right to consent to the execution and delivery in December 2008 of a replacement promissory note in the principal amount of $35 million, and that we violated Fletcher’s consent right by our subsidiary’s executing and delivering the replacement promissory note without Fletcher’s consent. We believe that the monetary damages suffered by Fletcher as a result of our subsidiaries executing and delivering the two notes without Fletcher’s consent are nonexistent or nominal, and that the ultimate outcome of the lawsuit will not result in a material adverse effect on our financial condition or results of operations.

Sercel

In January 2010, the jury in a patent infringement lawsuit filed by us against seismic equipment provider Sercel, Inc. in the United States District Court for the Eastern District of Texas returned a verdict in our favor. In the lawsuit, styled Input/Output, Inc. et al v. Sercel, Inc., (5-06-cv-00236), we alleged that Sercel’s 408, 428 and SeaRay digital seismic sensor units infringe our United States Patent No. 5,852,242, which is incorporated in our VectorSeis sensor technology. Products of our company or INOVA Geophysical that are compatible with the VectorSeis technology include Scorpion, ARIES II, FireFly, Hawk and VectorSeis Ocean seismic acquisition systems. The jury concluded that Sercel infringed our patent and that our patent was valid, and the jury awarded us $25.2 million in compensatory past damages. In response to post-verdict motions made by the parties, in September 2010, the presiding judge issued a series of rulings that (a) granted our motion for a permanent injunction to be issued prohibiting the manufacture, use or sale of the infringing Sercel products, (b) confirmed that our patent was valid, (c) confirmed that the jury’s finding of infringement was supported by the evidence and (d) disallowed $5.4 million of lost profits that were based on infringing products that were manufactured and delivered by Sercel outside of the United States, but were offered for sale by Sercel in the United States and involved underlying orders and payments received by Sercel in the United States. In addition, the judge concluded that the evidence supporting the jury’s finding that we were entitled to be awarded $9.0 million in lost profits associated with certain infringing pre-verdict marine sales by Sercel was too speculative and therefore disallowed that award of lost profits. As a result of the judge’s ruling, we are now entitled to be awarded an additional amount of damages equal to a reasonable royalty on the infringing pre-verdict Sercel marine sales. After we learned that Sercel continued to make sales of infringing products after the January 2010 jury verdict was rendered, we filed motions with the court to seek additional compensatory damages for the post-verdict infringing sales and enhanced damages as a result of the willful nature of Sercel’s post-verdict infringement. In February 2011, the Court entered a final judgment and permanent injunction in the case. The final judgment awarded us $10.7 million in damages, plus interest, and the permanent injunction prohibits Sercel and parties acting in concert with Sercel from making, using, offering to sell, selling, or importing in the United States (which includes territorial waters of the United States) Sercel’s 408UL, 428XL and SeaRay digital sensor units, and all other products that are only colorably different from those products. The Court ordered that the additional damages to be paid by Sercel as a reasonable royalty on the infringing pre-verdict Sercel marine sales and the additional damages to be paid by Sercel resulting from post-verdict infringing sales would be determined in a separate future proceeding. Each of the parties appealed portions of the final judgment, and on February 17, 2012, the appellate court upheld the final judgment. In April 2012, Sercel paid us $12.0 million pursuant to the final judgment.

Other Litigation

We have been named in various other lawsuits or threatened actions that are incidental to our ordinary business. Litigation is inherently unpredictable. Any claims against us, whether meritorious or not, could be time-consuming, cause us to incur costs and expenses, require significant amounts of management time and result in the diversion of significant operational resources. The results of these lawsuits and actions cannot be predicted with certainty. We currently believe that the ultimate resolution of these matters will not have a material adverse effect on our financial condition or results of operations.

Financial Impact of Gain and Loss Contingencies

Upon receipt of the payment from Sercel regarding the final judgment discussed above, we recorded a gain of approximately $12.0 million. Additionally, we recorded a loss contingency of approximately $10.0 million in connection with certain other legal matters discussed elsewhere in this Quarterly Report on Form 10-Q. Both amounts were reflected within Other Income (Expense) during the three months ended June 30, 2012.

Item 1A. Risk Factors

This report contains or incorporates by reference statements concerning our future results and performance and other matters that are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “would,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of such terms or other comparable terminology. Examples of other forward-looking statements contained or incorporated by reference in this report include statements regarding:

•	the expected outcome of litigation and other claims against us (see Item 1 “Legal Proceedings” above);

•	expected continued industry-wide increases in capital expenditures for seismic activities;

•	the effects of current and future economic turmoil in Europe;

•	the timing of anticipated sales and associated realized revenues;

•	future levels of spending by our customers;

•	the effects of current and future unrest in the Middle East, North Africa and other regions;

•	the effects of current and future worldwide economic conditions and demand for oil and natural gas and seismic equipment and services;

•	future benefits to be derived from our INOVA Geophysical joint venture;

•	future oil and gas commodity prices, including the effects of the recent declines in spot prices for U.S. natural gas;

•	the timing of future revenue realization of anticipated orders for seismic data processing work in our Solutions segment;

•

the timing and extent of the recovery from the slowdown in exploration and development activities in the Gulf of Mexico resulting from the April 2010 Deepwater Horizon incident, which affects us and our customers;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) During the three months ended June 30, 2012, in connection with the vesting of (or lapse of restrictions on) shares of our restricted stock held by certain employees, we acquired shares of our common stock in satisfaction of minimum tax withholding obligations that were incurred on the vesting date. The date of acquisition, number of shares and average effective acquisition price per share were as follows:

Period	(a) Total Number of Shares Acquired	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Program
April 1, 2012 to April 30, 2012	—	$—	Not applicable	Not applicable
May 1, 2012 to May 31, 2012	—	$—	Not applicable	Not applicable
June 1, 2012 to June 30, 2012	116,713	$6.07	Not applicable	Not applicable

Total	116,713	$6.07

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

101	The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three and six-months ended June 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six-months ended June 30, 2012 and 2011, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (v) Notes to Condensed Consolidated Financial Statements.*

*	In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ION GEOPHYSICAL CORPORATION

By	/s/ Gregory J. Heinlein
Gregory J. Heinlein
Senior Vice President and Chief Financial Officer

Date: August 7, 2012

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

101	The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three and six-months ended June 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six-months ended June 30, 2012 and 2011, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (v) Notes to Condensed Consolidated Financial Statements.*

*	In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.