Form 10-Q
period 2012-09-30
ION GEOPHYSICAL CORP
filed 2012-11-09
CIK 866609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒
At November 2, 2012, there were 156,007,705 shares of common stock, par value $0.01 per share, outstanding.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS FOR FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2012

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2012	December 31, 2011
	( In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$47,479	$42,402
Short-term investments	—	20,000
Accounts receivable, net	93,484	130,612
Unbilled receivables	66,526	25,628
Inventories	72,145	70,145
Prepaid expenses and other current assets	21,523	13,460
Total current assets	301,157	302,247
Deferred income tax asset	16,534	17,645
Property, plant, equipment and seismic rental equipment, net	39,246	24,771
Multi-client data library, net	212,457	175,768
Investment in INOVA Geophysical	77,119	72,626
Goodwill	55,422	53,963
Intangible assets, net	15,791	17,716
Other assets	10,121	9,322
Total assets	$727,847	$674,058
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$2,878	$5,770
Accounts payable	25,537	22,296
Accrued expenses	76,678	61,384
Accrued multi-client data library royalties	20,854	15,318
Deferred revenue	21,537	33,802
Total current liabilities	147,484	138,570
Long-term debt, net of current maturities	101,433	99,342
Other long-term liabilities	7,423	7,719
Total liabilities	256,340	245,631
Redeemable noncontrolling interest	2,155	2,615
Equity:
Cumulative convertible preferred stock	27,000	27,000
Common stock, $0.01 par value; authorized 200,000,000 shares; outstanding 155,985,705 and 155,479,776 shares at September 30, 2012 and December 31, 2011, respectively, net of treasury stock	1,560	1,555
Additional paid-in capital	847,130	843,271
Accumulated deficit	(387,463)	(423,612)
Accumulated other comprehensive loss	(12,869)	(16,193)
Treasury stock, at cost, 849,539 shares at both September 30, 2012 and December 31, 2011	(6,565)	(6,565)
Total stockholders’ equity	468,793	425,456
Noncontrolling interests	559	356
Total equity	469,352	425,812
Total liabilities and equity	$727,847	$674,058
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Product revenues	$43,300	$41,760	$120,746	$113,163
Service revenues	93,023	73,894	232,501	181,575
Total net revenues	136,323	115,654	353,247	294,738
Cost of products	21,229	21,568	60,327	53,831
Cost of services	59,136	50,028	149,863	132,079
Gross profit	55,958	44,058	143,057	108,828
Operating expenses:
Research, development and engineering	7,504	6,325	25,536	18,070
Marketing and sales	8,091	8,199	24,162	23,079
General and administrative	15,314	11,038	43,695	34,312
Total operating expenses	30,909	25,562	93,393	75,461
Income from operations	25,049	18,496	49,664	33,367
Interest expense, net	(1,237)	(1,382)	(4,119)	(4,184)
Equity in earnings (losses) of INOVA Geophysical	(1,684)	(4,811)	4,561	(9,844)
Other income (expense)	(936)	199	(727)	(2,303)
Income before income taxes	21,192	12,502	49,379	17,036
Income tax expense	6,037	3,484	13,666	4,716
Net income	15,155	9,018	35,713	12,320
Net income attributable to noncontrolling interest	42	34	436	103
Net income attributable to ION	15,197	9,052	36,149	12,423
Preferred stock dividends	338	338	1,014	1,014
Net income applicable to common shares	$14,859	$8,714	$35,135	$11,409
Net income per share:
Basic	$0.10	$0.06	$0.23	$0.07
Diluted	$0.09	$0.06	$0.22	$0.07
Weighted average number of common shares outstanding:
Basic	155,918	155,166	155,698	154,648
Diluted	162,852	162,227	162,680	156,095
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Comprehensive income	$17,062	$5,330	$39,037	$12,786
Comprehensive income attributable to noncontrolling interest	42	34	436	103
Comprehensive income attributable to ION	$17,104	$5,364	$39,473	$12,889
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$35,713	$12,320
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization (other than multi-client library)	11,532	10,649
Amortization of multi-client library	66,911	55,166
Stock-based compensation expense	4,473	4,177
Equity in (earnings) losses of INOVA Geophysical	(4,561)	9,844
Deferred income taxes	795	(7,254)
Change in operating assets and liabilities:
Accounts receivable	37,526	(10,842)
Unbilled receivables	(40,898)	25,212
Inventories	(8,540)	(30,539)
Accounts payable, accrued expenses and accrued royalties	22,812	(1,108)
Deferred revenue	(12,316)	19,046
Other assets and liabilities	(2,115)	(527)
Net cash provided by operating activities	111,332	86,144
Cash flows from investing activities:
Investment in multi-client data library	(105,600)	(91,594)
Purchase of property, plant and equipment	(11,892)	(9,024)
Investment in seismic rental equipment	(1,674)	—
Maturity (net purchases) of short-term investments	20,000	(28,000)
Investment in convertible notes	(2,000)	(6,500)
Other investing activities	—	50
Net cash used in investing activities	(101,166)	(135,068)
Cash flows from financing activities:
Payments on long-term debt	(2,776)	(4,880)
Repayment of term loan	(98,250)	—
Borrowings under amended revolving line of credit	148,250	—
Payments under amended revolving line of credit	(51,000)	—
Cost associated with debt amendment	(1,313)	—
Payment of preferred dividends	(1,014)	(1,014)
Proceeds from exercise of stock options	563	13,047
Other financing activities	338	665
Net cash (used in) provided by financing activities	(5,202)	7,818
Effect of change in foreign currency exchange rates on cash and cash equivalents	113	(23)
Net increase (decrease) in cash and cash equivalents	5,077	(41,129)
Cash and cash equivalents at beginning of period	42,402	84,419
Cash and cash equivalents at end of period	$47,479	$43,290
Non-cash items from investing and financing activities:
Purchase of computer equipment financed through capital leases	$2,953	$—
Transfer of inventory to seismic rental equipment	6,730	2,978
Sale of rental equipment financed with a note receivable	—	3,578
Reduction in multi-client data library related to finalization of accrued liabilities	—	1,888
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation
The condensed consolidated balance sheet of ION Geophysical Corporation and its subsidiaries (collectively referred to as the “Company” or “ION,” unless the context otherwise requires) at December 31, 2011 has been derived from the Company’s audited consolidated financial statements at that date. The condensed consolidated balance sheet at September 30, 2012, and the condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2012 and 2011 and cash flows for the nine months ended September 30, 2012 and 2011, are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the operating results for a full year or of future operations.
These condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements presented in accordance with accounting principles generally accepted in the United States have been omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and Amendment No. 1 on Form 10-K/A, which contain the separate consolidated financial statements of INOVA Geophysical Equipment Limited (“INOVA Geophysical”) for the fiscal year ended December 31, 2011.
(2) Segment Information
The Company evaluates and reviews its results based on three segments: Solutions, Systems, and Software; and its INOVA Geophysical joint venture. The Company measures segment operating results based on income from operations. The Company accounts for its 49% interest in INOVA Geophysical as an equity method investment and records its share of earnings and losses of INOVA Geophysical on a one fiscal quarter lag basis.
A summary of segment information is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenues:
Solutions:
New Venture	$40,817	$35,597	$91,355	$67,819
Data Library	22,756	15,166	55,259	48,862
Total multi-client revenues	63,573	50,763	146,614	116,681
Data Processing	28,546	22,416	83,601	63,349
Total	$92,119	$73,179	$230,215	$180,030
Systems:
Towed Streamer	$17,529	$22,219	$47,060	$60,000
Ocean Bottom	7,969	—	13,104	509
Other	5,616	10,065	30,475	25,210
Total	$31,114	$32,284	$90,639	$85,719
Software:
Software Systems	$12,186	$9,476	$30,107	$27,444
Services	904	715	2,286	1,545
Total	$13,090	$10,191	$32,393	$28,989
Total	$136,323	$115,654	$353,247	$294,738
Gross profit:
Solutions	$33,142	$22,600	$81,031	$47,106
Systems	12,731	13,397	37,777	40,752
Software	10,085	8,061	24,249	20,970
Total	$55,958	$44,058	$143,057	$108,828

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Gross margin:
Solutions	36%	31%	35%	26%
Systems	41%	41%	42%	48%
Software	77%	79%	75%	72%
Total	41%	38%	40%	37%
Income from operations:
Solutions	$22,341	$13,897	$49,381	$22,751
Systems	6,335	6,852	16,070	21,989
Software	9,186	7,117	21,547	18,409
Corporate and other	(12,813)	(9,370)	(37,334)	(29,782)
Income from operations	25,049	18,496	49,664	33,367
Interest expense, net	(1,237)	(1,382)	(4,119)	(4,184)
Equity in earnings (losses) of INOVA Geophysical	(1,684)	(4,811)	4,561	(9,844)
Other income (expense)	(936)	199	(727)	(2,303)
Income before income taxes	$21,192	$12,502	$49,379	$17,036
The following table reflects the summarized financial information for INOVA Geophysical for the three-month periods ended June 30, 2012 and 2011 and the nine-month periods from October 1 to June 30 of 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Nine Month Period from October 1 – June 30,
	2012	2011	2012	2011
Net revenues	$47,447	$33,756	$163,224	$111,747
Gross profit	$6,296	$2,241	$39,762	$17,680
Income (loss) from operations	$(4,029)	$(8,326)	$11,390	$(18,200)
Net income (loss)	$(3,454)	$(9,811)	$10,917	$(20,589)
(3) Inventories

A summary of inventories is as follows (in thousands):	September 30, 2012	December 31, 2011
Raw materials and subassemblies	$45,720	$45,829
Work-in-process	8,093	8,294
Finished goods	31,526	29,059
Reserve for excess and obsolete inventories	(13,194)	(13,037)
Total	$72,145	$70,145
(4) Net Income per Share
Basic net income per common share is computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted net income per common share is determined based on the assumption that dilutive restricted stock and restricted stock unit awards have vested and outstanding dilutive stock options have been exercised and the aggregate proceeds were used to reacquire common stock using the average price of such common stock for the period. The total number of shares issued or reserved for future issuance under outstanding stock options at September 30, 2012 and 2011 was 6,699,604 and 5,572,300, respectively, and the total number of shares of restricted stock and shares reserved for restricted stock units outstanding at September 30, 2012 and 2011 was 842,438 and 1,009,217, respectively.

There are 27,000 outstanding shares of the Company’s Series D Cumulative Convertible Preferred Stock (“Series D Preferred Stock”), which may currently be converted, at the holder’s election, into up to 6,065,075 shares of the Company’s common stock. Except for the nine months ended September 30, 2011, the outstanding shares of Series D Preferred Stock were dilutive for all periods presented, as reflected in the table below; for the nine months ended September 30, 2011, the shares were anti-dilutive.

The following table summarizes the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income applicable to common shares	$14,859	$8,714	$35,135	$11,409
Income impact of assumed Series D Preferred Stock conversion	338	338	1,014	—
Net income after assumed Series D Preferred Stock conversion	$15,197	$9,052	$36,149	$11,409

Weighted average number of common shares outstanding	155,918	155,166	155,698	154,648
Effect of dilutive stock awards	869	996	917	1,447
Effect of convertible preferred stock	6,065	6,065	6,065	—
Weighted average number of diluted common shares outstanding	162,852	162,227	162,680	156,095
Basic net income per share	$0.10	$0.06	$0.23	$0.07
Diluted net income per share	$0.09	$0.06	$0.22	$0.07
(5) Long-term Debt and Interest Rate Caps

Obligations (in thousands)	September 30, 2012	December 31, 2011
Revolving line of credit	$97,250	$—
Term loan facility	—	99,250
Facility lease obligation	2,522	3,047
Equipment capital leases	4,539	2,815
Total	104,311	105,112
Current portion of long-term debt and lease obligations	(2,878)	(5,770)
Non-current portion of long-term debt and lease obligations	$101,433	$99,342
Revolving Line of Credit
On May 29, 2012, the Company amended the terms of its senior secured credit facility (the “Credit Facility”) with China Merchants Bank Co., Ltd., New York Branch, as administrative agent and lender (“CMB”). The First Amendment to Credit Agreement and Loan Documents, dated effective as of May 29, 2012 (the “First Amendment”), modified certain provisions of the Company’s senior credit agreement with CMB that it had entered into on March 25, 2010.
As amended by the First Amendment, the Credit Facility provides that the Company may make revolving credit borrowings in U.S. Dollars, Euros, British Pounds Sterling or Canadian Dollars up to an amount not to exceed the U.S. Dollar equivalent of $175.0 million. The Company also agreed that no additional borrowings may be made at any time at which the outstanding indebtedness under the revolving line of credit (principal, accrued interest and fees) exceeds the U.S. Dollar equivalent of $175.0 million. In addition, all then-outstanding term loan indebtedness under the Credit Facility ($98.3 million at May 29, 2012) was converted to revolving credit indebtedness, such that as of May 29, 2012, there was $98.3 million in total revolving credit indebtedness outstanding under the Credit Facility. No revolving credit indebtedness was outstanding under the Credit Facility immediately prior to the conversion of the term loan. The First Amendment provided that all references to the term loan sub-facility under the Credit Facility should be disregarded and have no further effect or relevance to the Credit Facility.
The Company’s obligations under the Credit Facility continue to be guaranteed by certain of its material U.S. subsidiaries that remain as parties to the Credit Facility. In addition, INOVA Geophysical continues to provide a bank stand-by letter of credit as credit support for the Company’s obligations under the Credit Agreement.
As amended by the First Amendment, the interest rates per annum on borrowings under the Credit Facility are at the Company’s option:

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
As of September 30, 2012, the $97.3 million in outstanding revolving loan indebtedness under the Credit Facility accrued interest at a rate of 2.76% per annum.
The Credit Facility requires compliance with certain financial covenants, including the following:

•	Maintain a minimum fixed charge coverage ratio, as defined, in an amount equal to at least 1.125 to 1;

•	Not exceed a maximum leverage ratio, as defined, of 3.25 to 1; and

•	Maintain a minimum tangible net worth of at least 60% of ION’s tangible net worth as of March 31, 2010, as defined.
As of September 30, 2012, the Company was in compliance with these financial covenants and the Company expects to remain in compliance with these financial covenants for the next 12 months.
Interest Rate Caps
In August 2010, the Company purchased interest rate caps (the “August 2010 Caps”) having an initial notional amount of $103.3 million with a three-month average LIBOR cap of 2.0%. If and when the three-month average LIBOR rate exceeds 2.0%, the LIBOR portion of interest owed by the Company under the caps would be capped at 2.0%. The initial notional amount was set to equal the projected outstanding balance under the Company’s then-outstanding term loan facility.
In July 2011, the Company purchased additional interest rate caps (the “July 2011 Caps”). The notional amounts of the July 2011 Caps, together with the notional amounts of the August 2010 Caps, were set so as not to exceed the outstanding balance of the Company’s then-outstanding term loan facility over a period extending through March 31, 2014. The Company purchased the August 2010 Caps and July 2011 Caps for a combined total of approximately $0.7 million and designated the interest rate caps as cash flow hedges.
As of September 30, 2012, the Company held interest rate caps as follows (amounts in thousands):

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
However, as a result of the First Amendment and the conversion of the outstanding balance of the term loan to revolving line of credit indebtedness, the interest rate caps no longer qualify for hedge accounting treatment. With hedge accounting treatment no longer available for the interest rate caps, the amounts included in accumulated other comprehensive income up through the date of the first amendment ($0.4 million), will instead be amortized ratably over the contractual terms of the interest rate caps. Changes in fair value of the interest rate caps following the date of the First Amendment date, which was less than $0.1 million, have been recognized in earnings.
(6) Income Taxes
The Company maintains a valuation allowance for a portion of its U.S. deferred tax assets and certain non-U.S. deferred tax assets. The valuation allowance is calculated in accordance with the provisions of Accounting Standards Codification (“ASC”) 740 “Income Taxes,” which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. In the event the Company’s expectations of future operating results change, the valuation allowance may need to be adjusted upward or downward. As of September 30, 2012, the Company’s unreserved U.S. net deferred tax assets totaled $10.7 million and are currently considered “more likely than not” to be realized.
The Company’s effective tax rates for the three-month periods ended September 30, 2012 and 2011 were 28.5% and 27.9%, respectively. The Company’s effective tax rate was 27.7% for both nine-month periods ended September 30, 2012 and 2011. The consolidated effective tax rate is lower than the U.S. statutory rate of 35% due to foreign earnings, which are subject to tax at lower rates.

The Company has approximately $1.6 million of unrecognized tax benefits and does not expect to recognize significant increases or decreases in unrecognized tax benefits during the next twelve-month period. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense.
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
The carrying amount of the Company’s long-term debt as of September 30, 2012 and December 31, 2011 was $104.3 million and $105.1 million, respectively, compared to fair value of $104.4 million and $106.5 million as of September 30, 2012 and December 31, 2011, respectively. The fair value of the long-term debt was calculated using a market approach based upon Level 3 inputs, including an estimated interest rate reflecting current market conditions.
The following table provides additional information related to assets and liabilities measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011. The reference to level within the table relates to the level of inputs used to determine fair value, which the key inputs are then described below. The table (in thousands) is as follows:

	Level 1	Level 2	Level 3
As of September 30, 2012:
Investment in convertible notes	$—	$—	$8,026
Investment in RXT shares	682	—	—
As of December 31, 2011:
Investment in convertible note	—	—	5,770
Investment in RXT shares	556	—	—
Investment in Convertible Notes. In May 2011, the Company purchased a convertible note from a privately-owned U.S.-based technology company. The original principal amount of the note is $6.5 million, and it bears interest at a rate of 4% per annum. In March 2012, the Company and the investee entered into an agreement for the Company to make available to the investee a credit facility in an amount of up to $4.0 million, for a term of one year. The credit facility allows for conversion of the outstanding balance of the promissory note under the credit facility into common shares of the investee. As of September 30, 2012, the investee had drawn $2.0 million under the available credit arrangement.
The Company performed a fair value analysis with respect to its investment in the convertible notes using a market approach based upon Level 3 inputs, including the terms and likelihood of an investment event and the time to conversion or repayment. As of September 30, 2012, the fair value of these investments was approximately $8.0 million, with $0.5 million of unrealized losses recorded in accumulated other comprehensive income.
Investment in RXT Shares. The Company performed a fair value analysis of its investment in RXT using a market approach based upon Level 1 inputs, utilizing quoted prices from active markets. As of September 30, 2012, the fair value of this investment was approximately $0.7 million with $0.1 million of unrealized gains recorded in accumulated other comprehensive income.

(8) Comprehensive Income
The components of comprehensive income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$15,155	$9,018	$35,713	$12,320
Other comprehensive income (loss), net of taxes, as appropriate:
Foreign currency translation adjustments (ION)	2,707	(2,107)	2,972	1,130
Equity interest in INOVA Geophysical’s other comprehensive income	(783)	(17)	(67)	1,565
Unrealized income (loss) on available-for-sale securities	(80)	(1,412)	383	(1,918)
Other changes in other comprehensive income (loss)	63	(152)	36	(311)
Total other comprehensive income (loss)	1,907	(3,688)	3,324	466
Comprehensive net income	17,062	5,330	39,037	12,786
Comprehensive income attributable to noncontrolling interest	42	34	436	103
Comprehensive net income attributable to ION	$17,104	$5,364	$39,473	$12,889
(9) Litigation
WesternGeco
In June 2009, WesternGeco L.L.C. (“WesternGeco”) filed a lawsuit against the Company in the United States District Court for the Southern District of Texas, Houston Division. In the lawsuit, styled WesternGeco L.L.C. v. ION Geophysical Corporation, WesternGeco alleged that the Company had infringed several method and apparatus claims contained in four of its United States patents regarding marine seismic streamer steering devices. WesternGeco sought unspecified monetary damages and an injunction prohibiting the Company from making, using, selling, offering for sale or supplying any infringing products in the United States.
In June 2009, the Company filed an answer and counterclaims against WesternGeco, in which the Company denied that it had infringed WesternGeco’s patents and asserted that the WesternGeco patents were invalid or unenforceable. The Company also asserted that WesternGeco’s Q-Marine system, components and technology infringed upon a United States patent owned by the Company related to marine seismic streamer steering devices. In addition, the Company claimed that the lawsuit by WesternGeco was an illegal attempt by WesternGeco to control and restrict competition in the market for marine seismic surveys performed using laterally steerable streamers. In its counterclaims, the Company requested various remedies and relief, including a declaration that the WesternGeco patents were invalid or unenforceable, an injunction prohibiting WesternGeco from making, using, selling, offering for sale or supplying any infringing products in the United States, a declaration that the WesternGeco patents should be co-owned by the Company, and an award of unspecified monetary damages.
In June 2010, WesternGeco filed a lawsuit against various subsidiaries and affiliates of Fugro N.V. (“Fugro”), a seismic contractor customer of the Company, accusing Fugro of infringing the same United States patents regarding marine seismic streamer steering devices by planning to use certain equipment purchased from the Company on a survey located outside of U.S. territorial waters. The court approved the consolidation of the Fugro case with the case against the Company. Fugro filed a motion to dismiss the lawsuit, and in March 2011 the presiding judge granted Fugro’s motion to dismiss in part, on the basis that the alleged activities of Fugro would occur more than 12 miles from the U.S. coast and therefore are not actionable under U.S. patent infringement law. In February 2012, the Court granted WesternGeco’s motions for summary judgment, dismissing the Company’s claims as plaintiff against WesternGeco for infringement, inventorship and inequitable conduct. In response to a Motion for Summary Judgment filed jointly by the Company and Fugro, the Court ruled in April 2012 that the Company did not directly infringe WesternGeco’s method patent claims. In a pre-trial ruling on June 29, 2012, the Court ruled that, if the particular patent claim was held to be valid and enforceable at the upcoming trial, the Company’s DigiFIN™ lateral streamer control system, when combined with the Company’s lateral controller in the United States, would infringe one claim in one of WesternGeco’s asserted patents, U.S. Patent No. 7,293,520.
Trial began on July 23, 2012. During the trial, Fugro settled all claims asserted against it by WesternGeco and obtained a global license from WesternGeco. A verdict was returned by the jury on August 16, 2012, finding that the Company willfully infringed the claims contained in the four patents and awarding WesternGeco the sum of $105.9 million in damages, consisting of $12.5 million in reasonable royalty and $93.4 million in lost profits. The Company believes that the verdict is not consistent with applicable law or the facts or evidence in the case and, on September 28, 2012, filed motions with the trial court to overturn all or portions of the verdict.
The ultimate outcome of the case in the trial court, and the content of the final judgment as a whole, rest with the presiding trial court judge, not the jury. The next step in the case is for the trial court judge to decide post-verdict motions filed by the parties and enter a judgment. The final judgment will determine the result of the trial prior to appeal. When he enters a judgment in the case, the judge can choose to follow the jury verdict or to take other actions, such as changing to a different result or ordering an entirely new trial. As of the filing date of this Quarterly Report on Form 10-Q, the Court had not yet entered a judgment in the case.
If the Court enters a judgment that is adverse to the Company, the Company intends to appeal the judgment to the United States Court of Appeals for the Federal Circuit. WesternGeco would also have the right to elect to appeal any final judgment.
In rendering its verdict, the jury determined that the Company’s infringement was willful. Because the jury verdict indicated willfulness, the trial court judge will determine whether, in his independent judgment, the Company willfully infringed and he should declare this case to be “exceptional.” In order for the judge to find willful infringement and declare this case exceptional, WesternGeco must prove, by clear and convincing evidence, that the Company acted with objective recklessness and in bad faith, fraudulently or engaged in similar misconduct related to the case. If the judge finds willful infringement and declares this case to be exceptional, the judge has the discretion, but not the obligation, to enhance the damages amount, not to exceed a trebling of the final judgment damages award plus reasonable attorneys' fees. The Company believes that, given its understanding and judgment of applicable law and the relevant facts and evidence in this case, and after considering the advice of counsel, it is unlikely that the Company will incur any additional loss as a result of the jury’s finding of willfulness.
Based on the Company's understanding and judgment of applicable law and the facts and merits of this case, including appellate defenses, and after considering the advice of counsel, the Company has determined it is probable that, after exhaustion of all appeals, this lawsuit will result in a loss contingency to the Company in the amount of approximately $10 million, consisting of reasonable royalty damages, interest and court costs. The Company has adequately reserved for this loss contingency.
It is reasonably possible that the Company may not ultimately prevail in the litigation and appeals process and that the Company's loss related to the lawsuit could exceed the amount currently accrued, up to the amount of the damages in the jury verdict plus interest and court costs, or even higher if the Court decides to enhance the damages as described above. However, the Company does not believe that a loss of this magnitude is probable. The Company's assessment of its potential loss contingency may change in the future due to developments at the trial court or appellate court and other events, such as changes in applicable law, and such re-assessment could lead to the determination that no loss contingency is probable or that a greater loss contingency is probable, which could have a material effect on the Company's financial statements.
As stated above, the Company intends to appeal the judgment to the United States Court of Appeals for the Federal Circuit if the trial court enters a judgment adverse to the Company. In order to appeal the judgment, the Company may be required to post an appeal bond for the full amount of damages entered in the judgment. In order to post and collateralize a bond of that size, the Company might need to utilize a combination of cash on hand, undrawn balances available under the revolving line of credit and possibly incur additional debt financing. At this time, the Company is unable to determine whether an appeal bond would be required or the amount of such an appeal bond. Similarly, the Company is unable to predict the timing of the final judgment being entered by the trial court or the timing of posting any required appeal bond.
Fletcher
In November 2009, Fletcher International Ltd. (“Fletcher”), the holder of the shares of the Company’s outstanding Series D Preferred Stock until June 2012, filed a lawsuit against the Company and certain of its directors in the Delaware Court of Chancery. In the lawsuit, styled Fletcher International, Ltd. v. ION Geophysical Corporation, et al, Fletcher alleged, among other things, that the Company violated Fletcher’s consent rights contained in the Series D Preferred Stock Certificates of Designation, by (a) ION Sàrl’s execution and delivery of a convertible promissory note to the Bank of China, New York Branch, in connection with a bridge loan funded in October 2009 by Bank of China, and (b) another subsidiary of the Company executing and delivering several promissory notes in 2008 in connection with the Company’s acquisition of ARAM Systems Ltd., and that the Company’s directors violated their fiduciary duty to the Company by allowing the subsidiaries to deliver the notes without Fletcher’s consent. In a Memorandum Opinion issued in May 2010 in response to a motion for partial summary judgment, the judge dismissed all of Fletcher’s claims against the named Company directors but also concluded that, because the bridge loan note executed by ION Sàrl in 2009 was convertible into the Company's common stock, Fletcher had the right to consent to the issuance of the note and that the Company violated Fletcher’s consent right by ION Sàrl issuing the note without Fletcher’s consent. In March 2011, the judge dismissed certain of the claims asserted by Fletcher. In May 2012, the judge ruled that Fletcher did not have the right to consent with respect to two promissory notes executed and delivered in September 2008 in connection with the Company’s purchase of ARAM Systems Ltd., but that Fletcher did have the right to consent to the execution and delivery in December 2008 of a replacement promissory note in the principal amount of $35 million, and that the Company violated Fletcher’s consent right by a Company subsidiary’s executing and delivering the replacement promissory note without Fletcher’s consent.
In June 2012, Fletcher filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. The shares of Series D Preferred Stock, which had been pledged by Fletcher to secure certain indebtedness, were sold by the pledgee to the affiliate of D.E. Shaw & Co., Inc. in June 2012. The Company does not believe that the acquisition of the shares by an affiliate of D. E. Shaw & Co., Inc. or the bankruptcy filing by Fletcher will have a material impact on Fletcher's lawsuit against the Company.
The Company believes that the monetary damages suffered by Fletcher as a result of the Company’s subsidiaries executing and delivering the convertible note and the replacement note without Fletcher’s consent are nonexistent or nominal, and that the ultimate outcome of the lawsuit will not result in a material adverse effect on the Company’s financial condition or results of operations.
Sercel
In January 2010, the jury in a patent infringement lawsuit filed by the Company against seismic equipment provider Sercel, Inc. in the United States District Court for the Eastern District of Texas returned a verdict in the Company’s favor. In the lawsuit, styled Input/Output, Inc. et al v. Sercel, Inc., (5-6-cv-236), the Company alleged that Sercel’s 408, 428 and SeaRay digital seismic sensor units infringe the Company’s United States Patent No. 5,852,242, which is incorporated in the Company’s VectorSeis® sensor technology. Products of the Company or INOVA Geophysical that are compatible with the VectorSeis technology include Scorpion®, ARIES® II, FireFly®, Hawk™ and VectorSeis Ocean seismic acquisition systems. The jury concluded that Sercel infringed the Company’s patent and that the Company’s patent was valid, and the jury awarded the Company $25.2 million in compensatory past damages. In response to post-verdict motions made by the parties, in September 2010, the presiding judge issued a series of rulings that (a) granted the Company’s motion for a permanent injunction to be issued prohibiting the manufacture, use or sale of the infringing Sercel products, (b) confirmed that the Company’s patent was valid, (c) confirmed that the jury’s finding of infringement was supported by the evidence and (d) disallowed $5.4 million of lost profits that were based on infringing products that were manufactured and delivered by Sercel outside of the United States, but were offered for sale by Sercel in the United States and involved underlying orders and payments received by Sercel in the United States. In addition, the judge concluded that the evidence supporting the jury’s finding that the Company was entitled to be awarded $9.0 million in lost profits associated with certain infringing pre-verdict marine sales by Sercel was too speculative and therefore disallowed that award of lost profits. As a result of the judge’s ruling, the Company is now entitled to be awarded an additional amount of damages equal to a reasonable royalty on the infringing pre-verdict Sercel marine sales. After the Company learned that Sercel continued to make sales of infringing products after the January 2010 jury verdict was rendered, the Company filed motions with the court to seek additional compensatory damages for the post-verdict infringing sales and enhanced damages as a result of the willful nature of Sercel’s post-verdict infringement. In February 2011, the Court entered a final judgment and permanent injunction in the case. The final judgment awarded the Company $10.7 million in damages, plus interest, and the permanent injunction prohibits Sercel and parties acting in concert with Sercel from making, using, offering to sell, selling, or importing in the United States (which includes territorial waters of the United States) Sercel’s 408UL, 428XL and SeaRay digital sensor units, and all other products that are only colorably different from those products. Sercel and the Company appealed portions of the final judgment, and on February 17, 2012, the appellate court upheld the final judgment. In April 2012, Sercel paid the Company $12.0 million pursuant to the final judgment.
In its judgment, the Court also ordered that the additional damages to be paid by Sercel as a reasonable royalty on the infringing pre-verdict Sercel marine sales and the additional damages to be paid by Sercel resulting from post-verdict infringing sales would be determined in a separate proceeding to be conducted in the future.
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

Financial Impacts of Gain and Loss Contingencies
Upon receipt of the payment from Sercel regarding the final judgment discussed above, the Company recorded a gain of approximately $12 million. Additionally, the Company recorded a loss contingency of approximately $10 million in connection with the WesternGeco legal matter discussed above. Both amounts were reflected within Other Income (Expense) during the three months ended June 30, 2012.
(10) Related Party Transactions
BGP, Inc., China National Petroleum Corporation (“BGP”) owned approximately 15.3% of the Company’s outstanding common stock as of September 30, 2012. For the three and nine months ended September 30, 2012, the Company recorded revenues from BGP of $0.9 million and $11.0 million, respectively, compared to revenues from BGP for the three and nine months ended September 30, 2011 of $0.9 million and $2.3 million, respectively. Total receivables due from BGP were $3.6 million at September 30, 2012.
(11) Restructuring Activities
At December 31, 2011, the Company had a liability (classified as other long-term liability) of $5.9 million related to its permanently ceasing to use certain leased building facilities in March 2010. During the nine months ended September 30, 2012, the Company made cash payments of $0.9 million and accrued $0.3 million related to accretion expense, resulting in a remaining liability of $5.3 million as of September 30, 2012.
In the fourth quarter of 2011, the Company initiated a restructuring of its Sensor geophone operations in the Netherlands, which included reducing headcount at this location by approximately 30%. As of December 31, 2011, the Company had accrued a liability of $2.4 million associated with severance costs for these employees and recorded the corresponding expense within general and administrative expenses for 2011. During the nine months ended September 30, 2012, the Company made cash severance payments of $2.2 million, resulting in a remaining liability of $0.2 million as of September 30, 2012.

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
In 2010, we formed a joint venture with BGP, Inc., China National Petroleum Corporation (“BGP”), a subsidiary of China National Petroleum Corporation, and contributed most of our land seismic equipment businesses to INOVA Geophysical Equipment Limited (“INOVA Geophysical”), the joint venture entity. In a related transaction, we issued to BGP 23.8 million shares of our common stock, which represents approximately 15.3% of our outstanding shares at September 30, 2012. BGP is generally regarded as the world’s largest land geophysical service contractor. BGP owns a 51% interest in INOVA Geophysical and we own a 49% interest.
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
We operate our company through three business segments: Solutions, Systems, and Software; and through our INOVA Geophysical joint venture.

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

Economic Conditions
Demand for our seismic data acquisition products and services is cyclical and substantially dependent upon activity levels in the oil and gas industry, particularly our customers’ willingness and ability to expend their capital for oil and natural gas exploration and development projects. This demand is sensitive to current and expected future oil and natural gas prices. West Texas Intermediate (“WTI”) spot crude oil prices increased from approximately $80 per barrel in late June 2012, briefly topping $100 per barrel in mid-September before falling back to approximately $90 per barrel by the end of September. Brent crude oil prices similarly increased from approximately $90 per barrel at the beginning of the quarter to $115 per barrel by mid-September and then falling back to approximately $110 per barrel by late September. Concerns about an economic downturn in Europe, particularly for the European Union countries, continued to be high during the quarter, as economic data continues to indicate that Europe is potentially heading into a recession. There is also concern over data showing that the slowdown in the

Chinese economy may continue, which has the effect of limiting the trading range for oil prices. In September and October, tension in the Middle East increased, which prompted concern that crude oil supplies may be disrupted in the region.
Energy price forecasts are by their nature highly uncertain, but external reports indicate that, absent an uncoordinated breakup of the European Union, a further economic slowdown in China or an increase in tension in the Middle East, WTI crude oil prices are expected to remain between $80 and $100 per barrel for the remainder of 2012 as demand outpaces supply. U.S. natural gas prices may have reversed their downward trend that began in the third quarter of 2011. That downward trend appears to have halted in the second quarter of 2012 as U.S. Henry Hub natural gas prices decreased to approximately $1.90 per MMBtu in April. During the third quarter, natural gas prices traded in a range from $2.65 to $3.40 per MMBtu hitting the high-end of that range in late September. Recent industry reports suggest that gas storage could be at or near record levels for this time of year, which could have the effect of putting a cap on any further increases in gas prices. While it may be too early to tell if this recent change in price direction is in fact a trend reversal, we believe demand for natural gas will continue to grow and that industry investment in shale-based gas production will increase and be facilitated by new investment in technologies to locate and extract the reserves.
For the first nine months of 2012, our Solutions segment experienced an increase in revenues compared to the first nine months of 2011, due to improved data processing revenues and higher sales by our GeoVentures business. During the first nine months of 2012, our participation in oil and gas shale plays continued to expand, with the completion of our second land multi-client new venture project in the Marcellus shale area, and with other projects underway, including a land project in Poland. In the process, we are increasing our technical understanding of both oil and gas shale plays and we intend to leverage this expertise to broaden our oil and gas shale footprint geographically in both the U.S. and international markets. In addition, customer demand remains high for seismic data acquired by our GeoVentures business in offshore areas around the globe where E&P companies have demonstrated a strong interest for exploration, including frontier basins off of East and West Africa, Brazil and in the Arctic. Our data processing business continues to recover from the aftermath of the Deepwater Horizon incident. At September 30, 2012, our Solutions segment backlog, which consists of commitments for (i) data processing work and (ii) both multi-client new venture and proprietary projects by our GeoVentures group that have been underwritten, was at a record level of $198.9 million compared with $134.2 million at December 31, 2011 and $106.1 million at September 30, 2011. We anticipate that the majority of this backlog will be recognized as revenue over the remainder of 2012 and the first half of 2013.
Revenues for our Systems segment have increased slightly in the first nine months of 2012 compared to the first nine months of 2011, but essentially flat in the third quarter of 2012 compared to the third quarter of 2011. While this segment continues to benefit from healthy marine repair and replacement sales and improved ocean bottom cable sales, we experienced soft positioning sales primarily attributable to modest capital spending by our contractor customers related to new vessel introductions. During the third quarter, CGGVeritas announced an agreement to acquire the Geoscience Division of Fugro, which would represent further consolidation within the marine towed streamer segment and could lead to a reduction in the number of our potential customers and vessel outfitting opportunities. We delivered a large ocean bottom cable system in the second quarter of 2012, although the revenues will be recognized over an extended period under a multi-year arrangement. Our Software segment revenues increased for the first nine months of 2012 compared to the same period of 2011 due to steady subscription sales of Orca® and GATOR® software.
Our land seismic business, particularly INOVA Geophysical’s business in North America and Russia, continues to show progress, reporting a sizable increase in revenues and gross profits for the nine-month period from October 1, 2011 to June 30, 2012, compared to the nine-month period ending June 30, 2011. With the recent launches of its lower-cost cableless Hawk™ land system, an improved FireFly® system (FireFly DR31) and a new cabled system (G3i™) as well as positive momentum from INOVA’s profitable nine-month period, we continue to expect INOVA Geophysical to be modestly profitable for 2012.
We believe that technologies that add a competitive advantage through improved imaging, cost reductions or improvements in well productivity will continue to be valued in our marketplace. We believe that our newest technologies such as DigiFIN™, DigiSTREAMER™, Orca, our WiBand™ data processing technology and INOVA Geophysical’s newest technologies (including FireFly DR31, Hawk SN11, UniVib™, a new VectorSeis® ML21 digital sensor, upgrades to its ARIES® II product with digital sensor capabilities and its new G3i cabled system), will continue to attract customer interest, because those technologies are designed to deliver improvements in image quality within more productive delivery systems.
We expect the demand for seismic services to continue to remain strong for the foreseeable future, and we remain positioned to achieve year-over-year improvement in both our revenue and profitability for the remainder of 2012 as compared to the same period last year. However, in stating these expectations, we are assuming that (i) the global and U.S. economies will not slip back into a recession, (ii) the price of WTI crude oil will remain predominantly above $80 per barrel, (iii) the level of exploration and development activities in the US Gulf of Mexico will continue to increase, and (iv) there will be increasing demand for seismic services in the Middle East and North Africa resulting from improved geopolitical stability in those areas.

WesternGeco Legal Proceedings
The trial in this lawsuit began on July 23, 2012. A verdict was returned by the jury on August 16, 2012, finding that we willfully infringed the claims contained in four patents and awarding WesternGeco the sum of $105.9 million in damages, consisting of $12.5 million in reasonable royalty and $93.4 million in lost profits. We believe that the verdict is not consistent with applicable law or the facts or evidence in the case and, on September 28, 2012, filed motions with the trial court to overturn all or portions of the verdict.
The ultimate outcome of the case in the trial court, and the content of the final judgment as a whole, rest with the presiding trial court judge, not the jury. The next step in the case is for the trial court judge to decide post-verdict motions filed by the parties and enter a judgment. The final judgment will determine the result of the trial prior to appeal. When he enters a judgment in the case, the judge can choose to follow the jury verdict or to take other actions, such as changing to a different result or ordering an entirely new trial. As of the filing date of this Quarterly Report on Form 10-Q, the Court had not yet entered a judgment in the case.
If the Court enters a judgment that is adverse to us, we intend to appeal the judgment to the United States Court of Appeals for the Federal Circuit. WesternGeco would also have the right to elect to appeal any final judgment. See further discussion at Part II, Item 1. “Legal Proceedings.”
Key Financial Metrics
The table below provides an overview of key financial metrics for our company as a whole and our three business segments during the three and nine months ended September 30, 2012, compared to those for the same period of 2011. For tabular information on the operating results of our INOVA Geophysical joint venture, see “— Results of Operations — Other Items — Equity in Earnings (Losses) of INOVA Geophysical.”

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, except per share amounts)
Net revenues:
Solutions:
New Venture	$40,817	$35,597	$91,355	$67,819
Data Library	22,756	15,166	55,259	48,862
Total multi-client revenues	63,573	50,763	146,614	116,681
Data Processing	28,546	22,416	83,601	63,349
Total	$92,119	$73,179	$230,215	$180,030
Systems:
Towed Streamer	$17,529	$22,219	$47,060	$60,000
Ocean Bottom	7,969	—	13,104	509
Other	5,616	10,065	30,475	25,210
Total	$31,114	$32,284	$90,639	$85,719
Software:
Software Systems	$12,186	$9,476	$30,107	$27,444
Services	904	715	2,286	1,545
Total	$13,090	$10,191	$32,393	$28,989
Total	$136,323	$115,654	$353,247	$294,738

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, except per share amounts)
Gross profit:
Solutions	$33,142	$22,600	$81,031	$47,106
Systems	12,731	13,397	37,777	40,752
Software	10,085	8,061	24,249	20,970
Total	$55,958	$44,058	$143,057	$108,828
Gross margin:
Solutions	36%	31%	35%	26%
Systems	41%	41%	42%	48%
Software	77%	79%	75%	72%
Total	41%	38%	40%	37%
Income from operations:
Solutions	$22,341	$13,897	$49,381	$22,751
Systems	6,335	6,852	16,070	21,989
Software	9,186	7,117	21,547	18,409
Corporate and other	(12,813)	(9,370)	(37,334)	(29,782)
Total	$25,049	$18,496	$49,664	$33,367
Operating margin:
Solutions	24%	19%	21%	13%
Systems	20%	21%	18%	26%
Software	70%	70%	67%	64%
Corporate and other	(9)%	(8)%	(11)%	(10)%
Total	18%	16%	14%	11%
Net income applicable to common shares	$14,859	$8,714	$35,135	$11,409
Net income per share:
Basic	$0.10	$0.06	$0.23	$0.07
Diluted	$0.09	$0.06	$0.22	$0.07
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
The information contained in this Quarterly Report on Form 10-Q contains references to trademarks, service marks and registered marks of ION and our subsidiaries, as indicated. Except where stated otherwise or unless the context otherwise requires, the terms “VectorSeis,” “FireFly,” “ARIES II,” “Orca,” “GATOR,” and “Scorpion” refer to VECTORSEIS®, FIREFLY®, ARIES® II, GATOR®, ORCA® and SCORPION® registered marks owned by ION or INOVA Geophysical, and the terms “DigiSTREAMER,” “GeoVentures,” “Hawk,” “UniVib,” “G3i,” “DigiFIN,” “Calypso,” and “WiBand” refer to DigiSTREAMER™, GeoVentures™, Hawk™, UniVib™, G3i™, DigiFIN™, Calypso™ and WiBand™ trademarks and service marks owned by ION or INOVA Geophysical.

Results of Operations
Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011
Our overall total net revenues of $136.3 million for the three months ended September 30, 2012 (the “Current Quarter”) increased $20.7 million, or 18%, compared to total net revenues for the three months ended September 30, 2011 (the “Comparable Quarter”). Our overall gross profit percentage for the Current Quarter was 41%, compared to 38% for the Comparable Quarter. Total operating expenses as a percentage of net revenues for the Current Quarter and the Comparable Quarter were 23% and 22%, respectively. For the Current Quarter, our income from operations was $25.0 million, compared to $18.5 million for the Comparable Quarter.
Net Revenues, Gross Profits and Gross Margins
Solutions — Net revenues for the Current Quarter increased by $18.9 million, or 26%, to $92.1 million, compared to $73.2 million for the Comparable Quarter. This increase was predominantly driven by (i) improved data processing revenues in the Gulf of Mexico and internationally and (ii) growth in multi-client revenues related to projects offshore Africa, Latin America, India, Greenland, and in the Gulf of Mexico. Gross profit increased by $10.5 million to $33.1 million compared to $22.6 million in the Comparable Quarter, and gross margins increased to 36%, up from 31% in the Comparable Quarter. These increases resulted from (a) a higher volume of revenues from data processing, and (b) higher volumes of revenues and more favorable sales mix relating to higher-margin data library sales and GeoVentures new venture projects.
Systems — Net revenues for the Current Quarter decreased slightly by $1.2 million, or 4%, to $31.1 million, compared to $32.3 million for the Comparable Quarter. Gross profit for the Current Quarter decreased by $0.7 million to $12.7 million, representing a 41% gross margin, compared to $13.4 million, representing a 41% gross margin, for the Comparable Quarter. The decrease in revenue and gross profit in our Systems segment was primarily due to reduced sales of towed streamer positioning equipment, which is primarily due to continued modest capital spending by our contractor customers related to new vessel introductions. Revenues were also negatively impacted by a decrease in sales of our sensor geophone strings. This decline in revenue was partially offset by a continued increase in ocean bottom cable sales.
Software — Net revenues for the Current Quarter increased by $2.9 million, or 28%, to $13.1 million, compared to $10.2 million for the Comparable Quarter. Excluding the effects of foreign currency translation, revenues increased 30% during the Current Quarter compared to the Comparable Quarter. This increase was principally due to continued demand for the Orca and GATOR software platforms. Gross profit of $10.1 million for the Current Quarter increased $2.0 million over the Comparable Quarter, while gross margins decreased slightly to 77% from 79% in the Comparable Quarter. Gross margins remained at a high level due to software sales, which carry a higher gross margin than other products and services, continuing to comprise a majority of the sales in this segment.
Operating Expenses
Research, Development and Engineering — Research, development and engineering expense was $7.5 million, or 6% of net revenues, for the Current Quarter, an increase of $1.2 million compared to $6.3 million, or 5% of net revenues, for the Comparable Quarter. During the Current Quarter, we continued to invest in our next generation of seismic acquisition products and services, which include Calypso, our next generation re-deployable seabed acquisition system.
Marketing and Sales — Marketing and sales expense was $8.1 million, or 6% of net revenues, for the Current Quarter, which is comparable to $8.2 million, or 7% of net revenues, for the Comparable Quarter.
General and Administrative — General and administrative expenses of $15.3 million, or 11% of net revenues, for the Current Quarter, represented an increase of $4.3 million compared to $11.0 million, or 10% of net revenues, for the Comparable Quarter. The increase was principally due to unusually high legal fees and expenses incurred in the Current Quarter defending the lawsuit brought against us by WesternGeco and pursuing the lawsuit brought by us against Sercel. See further discussion at Part II, Item 1. “Legal Proceedings.”
Other Items
Interest Expense, net — Interest expense, net, was $1.2 million for the Current Quarter compared to $1.4 million for the Comparable Quarter. Under our credit facility, which we amended in May 2012, we expect interest expense to decrease slightly for the remaining quarter of 2012 (see “— Liquidity and Capital Resources — Capital Requirements and Sources of Capital” below).

Equity in Earnings (Losses) of INOVA Geophysical — We account for our 49% interest in INOVA Geophysical as an equity method investment and record our share of earnings and losses of INOVA Geophysical on a one fiscal quarter lag basis. Thus, our share of INOVA Geophysical’s earnings (losses) for the three months ended June 30, 2012 is included in our financial results for the Current Quarter. For the Current Quarter, we recorded approximately $1.7 million of equity in losses of INOVA Geophysical compared to equity in losses of $4.8 million for the Comparable Quarter. The following table reflects the summarized financial information for INOVA Geophysical for the three month periods ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,
	2012	2011
Net revenues	$47,447	$33,756
Gross profit	$6,296	$2,241
Income (loss) from operations	$(4,029)	$(8,326)
Net income (loss)	$(3,454)	$(9,811)
INOVA Geophysical’s revenues for the second quarter of 2012 improved by approximately 41% compared to the corresponding period of 2011. The increase in revenues is primarily due to one large sale of its recently launched new Hawk land system and sales of its new G3i cabled system, as well as increased vibrator truck sales.

Income Tax Expense — Income tax expense for the Current Quarter was $6.0 million compared to $3.5 million for the Comparable Quarter. Our effective tax rates for the Current Quarter and Comparable Quarter were 28.5% and 27.9%, respectively. The increase in tax expense is primarily due to the increase in pre-tax income. The consolidated effective tax rate is lower than the U.S. statutory rate of 35% due to foreign earnings, which are subject to tax at lower rates.
Preferred Stock Dividends — The preferred stock dividend relates to our Series D Preferred Stock. Quarterly dividends must be paid in cash. Dividends are paid at a rate equal to the greater of (i) 5.0% per annum or (ii) the three month LIBOR rate on the last day of the immediately preceding calendar quarter plus 2.5% per annum. The Series D Preferred Stock dividend rate was 5.0% at September 30, 2012.
Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011
Our overall total net revenues of $353.2 million for the nine months ended September 30, 2012 (the “Current 9-Month Period”) increased $58.5 million, or 20%, compared to total net revenues for the nine months ended September 30, 2011 (the “Comparable 9-Month Period”). Our overall gross profit percentage for the Current 9-Month Period was 40%, compared to 37%, for the Comparable 9-Month Period. Total operating expenses as a percentage of net revenues was 26% for both the Current 9-Month Period and the Comparable 9-Month Period. For the Current 9-Month Period, our income from operations was $49.7 million, compared to $33.4 million for the Comparable 9-Month Period.
Net Revenues, Gross Profits and Gross Margins
Solutions — Net revenues for the Current 9-Month Period increased by $50.2 million, or 28%, to $230.2 million, compared to $180.0 million for the Comparable 9-Month Period. This increase was predominantly driven by (i) improved data processing revenues due to post-Macondo recovery of exploration and production activities in the Gulf of Mexico and continued international expansion and (ii) higher multi-client revenues related to projects in the same general areas as those mentioned in the quarterly comparison discussion above. Gross profit for the Current 9-Month Period increased by $33.9 million to $81.0 million compared to $47.1 million of gross profit for the Comparable 9-Month Period, and gross margins increased to 35%, up from 26% in the Comparable 9-Month Period as a result of (a) greater revenues in data processing, and (b) higher volumes of revenues and more favorable sales mix relating to higher-margin data library sales and GeoVentures new venture projects.
Systems — Net revenues for the Current 9-Month Period increased by $4.9 million, or 6%, to $90.6 million, compared to $85.7 million for the Comparable 9-Month Period. This increase was primarily due to significantly higher sales of ocean bottom cable, as well as improved geophone string sales, and was offset by lower volumes of towed streamer positioning equipment primarily due to continued modest capital spending by our contractor customers related to new vessel introductions. We also had one large ocean bottom system sale transaction in the Current 9-Month Period that is accounted for as a lease where revenue will be recognized over the period from June 2012 to the end of 2014. Gross profit for the Current 9-Month Period decreased by $3.0 million to $37.8 million, representing a 42% gross margin, compared to a $40.8 million gross profit for the Comparable 9-Month Period, representing a 48% gross margin. The decrease in gross margins in our Systems segment was primarily due to reduced sales of towed streamer positioning equipment, which carry a higher margin, and increased sales of certain types of ocean bottom cables that carry a lower margin, and increased sales of geophone strings, which also have a lower margin.
Software — Net revenues for the Current 9-Month Period increased by $3.4 million, or 12%, to $32.4 million, compared to $29.0 million for the Comparable 9-Month Period. Excluding the effects of foreign currency translation, revenues increased 14% due to continued demand for the Orca and GATOR software platforms. Gross profit of $24.2 million for the Current 9-Month Period increased $3.3 million over the Comparable 9-Month Period, and gross margins increased to 75% up from 72% in the Comparable 9-Month Period due to significantly higher software sales, which carry a higher gross margin than other products and services. Software sales, measured in local currency, represented 62% of total sales for the Current 9-Month Period compared to 55% of total sales in the Comparable 9-Month Period.
Operating Expenses
Research, Development and Engineering — Research, development and engineering expense was $25.5 million, or 7% of net revenues, for the Current 9-Month Period, an increase of $7.5 million compared to $18.1 million, or 6% of net revenues, for the Comparable 9-Month Period, as we continue to invest in our next generation of seismic acquisition products and services.

Marketing and Sales — Marketing and sales expense of $24.2 million, or 7% of net revenues, for the Current 9-Month Period represented an increase of $1.1 million compared to $23.1 million, or 8% of net revenues, for the Comparable 9-Month Period.
General and Administrative — General and administrative expenses of $43.7 million for the Current 9-Month Period represented an increase of $9.4 million over the $34.3 million for the Comparable 9-Month Period. General and administrative expenses as a percentage of net revenues were 12% for both periods. The increase was primarily due to unusually high legal fees and expenses incurred in the Current 9-Month Period defending the lawsuit brought against us by WesternGeco. See further discussion at Part II, Item 1. “Legal Proceedings.”
Other Items
Interest Expense, net — Interest expense, net, was $4.1 million for the Current 9-Month Period compared to $4.2 million for the Comparable 9-Month Period. As of September 30, 2012, we had $97.3 million drawn on our $175.0 million revolving line of credit. Under our amended credit facility, we expect interest expense to decrease slightly for the remaining quarter of 2012 (see “—Liquidity and Capital Resources — Capital Requirements and Sources of Capital” below).
Equity in Earnings (Losses) of INOVA Geophysical — We account for our 49% interest in INOVA Geophysical as an equity method investment and record our share of earnings and losses of INOVA Geophysical on a one fiscal quarter lag basis. Thus, our share of INOVA Geophysical’s earnings (losses) for the nine month period from October 1, 2011 through June 30, 2012 is included in our financial results for the Current 9-Month Period. For the Current 9-Month Period, we recorded equity in earnings of approximately $4.6 million compared to equity in losses of $9.8 million for the Comparable 9-Month Period. The following table reflects the summarized financial information for INOVA Geophysical for the nine-month periods from October 1 to June 30 of 2012 and 2011 (in thousands):

	Nine Month Period from October 1 – June 30,
	2012	2011
Net revenues	$163,224	$111,747
Gross profit	$39,762	$17,680
Income (loss) from operations	$11,390	$(18,200)
Net income (loss)	$10,917	$(20,589)
INOVA Geophysical’s revenues for the nine months ended June 30, 2012 improved by approximately 46% compared to the corresponding period ended June 30, 2011. The increase in revenues is primarily due to one large sale of its recently launched new Hawk land system and sales of its new G3i cabled system, as well as increased vibrator truck sales.
Income Tax Expense — Income tax expense for the Current 9-Month Period was $13.7 million compared to $4.7 million for the Comparable 9-Month Period. Our effective tax rate for both the Current 9-Month Period and the Comparable 9-Month Period was 27.7%.

Liquidity and Capital Resources
Capital Requirements and Sources of Capital
Our cash requirements include our working capital requirements, and cash required for our debt service payments, seismic data acquisitions and capital expenditures. As of September 30, 2012, we had working capital of $153.7 million, which included $47.5 million of cash on hand. Capital requirements are primarily driven by our continued investment in our multi–client seismic data library (totaling $105.6 million for the Current 9-Month Period) and, to a lesser extent, our inventory purchase obligations. Also, our headcount is a significant driver of our working capital needs. Because a significant portion of our business is involved in the planning, processing and interpretation of seismic data services, one of our largest investments is in our employees, which involves cash expenditures for their salaries, bonuses, payroll taxes and related compensation expenses. Our working capital requirements may change from time to time depending upon many factors, including our operating results and adjustments in our operating plan required in response to industry conditions, competition, acquisition opportunities and unexpected events, such as an adverse judgment on our WesternGeco litigation, which is further discussed at Part II, Item 1. “Legal Proceedings.” In recent years, our primary sources of funds have been cash flows generated from our operations, our existing cash balances, debt and equity issuances and borrowings under our revolving credit facilities.

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
As amended by the First Amendment, the Credit Facility now provides that we may make revolving credit borrowings in U.S. Dollars, Euros, British Pounds Sterling or Canadian Dollars up to an amount not to exceed the U.S. Dollar equivalent of $175.0 million. In addition, all then-outstanding term loan indebtedness under the Credit Facility ($98.3 million at May 29, 2012) was converted to revolving credit indebtedness, such that as of May 29, 2012, there was $98.3 million in total revolving credit indebtedness outstanding under the Credit Facility. No revolving credit indebtedness was outstanding under the Credit Facility immediately prior to the conversion of the term loan. As of September 30, 2012, we had $97.3 million drawn on our Credit Facility, leaving $77.7 million of unused and available capacity. For further information on our Credit Facility, see Note 5 “Long-term Debt and Interest Rate Caps” at Notes to Unaudited Condensed Consolidated Financial Statements.
Meeting our Liquidity Requirements
We have historically financed our operations from internally generated cash, funds from equity and debt financings, and borrowings under revolving credit facilities. As of September 30, 2012, our total outstanding indebtedness primarily consisted of approximately $97.3 million drawn on our $175.0 million revolving line of credit under our Credit Facility.
For the Current 9-Month Period, total capital expenditures, including investments in our multi-client data library, were $119.2 million, and we are projecting additional capital expenditures for the remaining three months of 2012 to be approximately $50 million. Of the total projected capital expenditures for the remaining three months of 2012, we are estimating that approximately $40 million will be spent on investments in our multi-client data library, but we are anticipating that most of these investments will be underwritten by our customers. To the extent that our customers’ commitments do not reach an acceptable level of pre-funding, the amount of our anticipated investment in these data libraries could be significantly less.
We currently believe that our existing cash, cash generated from operations and our sources of working capital will be sufficient for us to meet our anticipated cash needs for at least the next 12 months. However, as described at Part II, Item 1. “Legal Proceedings,” there are possible scenarios involving a future judgment to be rendered in the WesternGeco lawsuit that could adversely affect our liquidity.
Cash Flow from Operations
Net cash provided by operating activities was $111.3 million for the Current 9-Month Period, compared to $86.1 million for the Comparable 9-Month Period. This increase in our net cash flows from operating activities was primarily due in part to the increase in our income from operations for the Current 9-Month Period compared to the Comparable 9-Month Period. Our net cash flows provided by operating activities during the Current 9-Month Period was also impacted positively by a significant decrease in accounts receivable and an increase in accounts payable. This was partially offset by an increase in unbilled receivables all within our Solutions segment, a majority of which will be billed in the fourth quarter of this year. Also, positively impacting our net cash flows for the Current 9-Month Period is an April 2012 cash receipt of $12.0 million associated with an award under a final judgment in certain litigation. See Part II, Item 1. “Legal Proceedings.”

Cash Flow from Investing Activities
Net cash used in investing activities was $101.2 million for the Current 9-Month Period, compared to $135.1 million for the Comparable 9-Month Period. The principal use of cash in our investing activities during the Current 9-Month Period was $105.6 million of continued investment in our multi-client data library and $11.9 million of capital expenditures related to property, plant and equipment, partially offset by $20.0 million of proceeds from the maturity of short-term bank certificates of deposit. The principal uses of cash in our investing activities during the Comparable 9-Month Period were our net investment of $28.0 million of excess cash in short-term bank certificates of deposit, $91.6 million of investment in our multi-client data library, $9.0 million of capital expenditures related to property, plant and equipment, and a $6.5 million investment in a convertible note.

Cash Flow from Financing Activities
Net cash flow used in financing activities was a net $5.2 million for the Current 9-Month Period, compared to $7.8 million of net cash flow provided by financing activities for the Comparable 9-Month Period. The net cash flow used in financing activities during the Current 9-Month Period was primarily related to repayment of our term loan of $98.3 million, offset by net borrowings under our amended revolving line of credit of $97.3 million. The net cash flow provided by financing activities during the Comparable 9-Month Period was primarily related to proceeds from stock option exercises of $13.0 million, partially offset by payments on our long-term debt of $4.9 million.
Inflation and Seasonality
Inflation in recent years has not had a material effect on our costs of goods or labor, or the prices for our products or services. Traditionally, our business has been seasonal, with strongest demand in the fourth quarter of our fiscal year.
Critical Accounting Policies and Estimates
Refer to our Annual Report on Form 10-K for the year ended December 31, 2011 for a complete discussion of our significant accounting policies and estimates. There have been no material changes in the Current 9-Month Period regarding our critical accounting policies and estimates.
Credit and Foreign Sales Risks
The majority of our foreign sales are denominated in United States dollars. Product revenues are allocated to geographical locations on the basis of the ultimate destination of the equipment, if known. If the ultimate destination of such equipment is not known, product revenues are allocated to the geographical location of initial shipment. Service revenues, which primarily relate to our Solutions division, are allocated based upon the billing location of the customer. For the Current 9-Month Period and Comparable 9-Month Period, international sales comprised 67% and 65%, respectively, of total net revenues.

A summary of net revenues by geographic area follows (in thousands):	Nine Months Ended September 30,
	2012	2011
Europe	$127,141	$106,798
North America	116,604	102,405
Latin America	37,121	7,698
Asia Pacific	34,484	39,229
Middle East	21,727	21,784
Africa	12,472	6,329
Commonwealth of Independent States (CIS)	3,698	10,495
Total	$353,247	$294,738
Since 2008, global economic problems and uncertainties have generally increased in scope and nature. To the extent that world events or economic conditions negatively affect our future sales to customers in many regions of the world, as well as the collectability of our existing receivables, our future results of operations, liquidity, and financial condition may be adversely affected.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion regarding our quantitative and qualitative disclosures about market risk. There have been no material changes to those disclosures during the nine months ended September 30, 2012.

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
Our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2012. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.
Changes in Internal Control over Financial Reporting. There was not any change in our internal control over financial reporting that occurred during the three months ended September 30, 2012, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
WesternGeco
In June 2009, WesternGeco L.L.C. (“WesternGeco”) filed a lawsuit against us in the United States District Court for the Southern District of Texas, Houston Division. In the lawsuit, styled WesternGeco L.L.C. v. ION Geophysical Corporation, WesternGeco alleged that we infringed several method and apparatus claims contained in four of its United States patents regarding marine seismic streamer steering devices. WesternGeco sought unspecified monetary damages and an injunction prohibiting us from making, using, selling, offering for sale or supplying any infringing products in the United States.
In June 2009, we filed an answer and counterclaims against WesternGeco, in which we denied that we had infringed WesternGeco’s patents and asserted that the WesternGeco patents were invalid or unenforceable. We also asserted that WesternGeco’s Q-Marine system, components and technology infringed upon our United States patent related to marine seismic streamer steering devices. In addition, we claimed that the lawsuit by WesternGeco was an illegal attempt by WesternGeco to control and restrict competition in the market for marine seismic surveys performed using laterally steerable streamers. In our counterclaims, we requested various remedies and relief, including a declaration that the WesternGeco patents were invalid or unenforceable, an injunction prohibiting WesternGeco from making, using, selling, offering for sale or supplying any infringing products in the United States, a declaration that the WesternGeco patents should be co-owned by us, and an award of unspecified monetary damages.
In June 2010, WesternGeco filed a lawsuit against various subsidiaries and affiliates of Fugro N.V. (“Fugro”), one of our seismic contractor customers, accusing Fugro of infringing the same United States patents regarding marine seismic streamer steering devices by planning to use certain equipment purchased from us on a survey located outside of U.S. territorial waters. The court approved the consolidation of the Fugro case with our case. Fugro filed a motion to dismiss the lawsuit, and in March 2011 the presiding judge granted Fugro’s motion to dismiss in part, on the basis that the alleged activities of Fugro would occur more than 12 miles from the U.S. coast and therefore are not actionable under U.S. patent infringement law. In February 2012, the Court granted WesternGeco’s motions for summary judgment, dismissing our claims as plaintiff against WesternGeco for infringement, inventorship and inequitable conduct. In response to a Motion for Summary Judgment filed jointly by us and Fugro, the Court ruled in April 2012 that we did not directly infringe WesternGeco’s method patent claims. In a pre-trial ruling on June 29, 2012, the Court ruled that, if the particular patent claim was held to be valid and enforceable at the upcoming trial, our DigiFIN™ lateral streamer control system, when combined with our lateral controller in the United States, would infringe one claim in one of WesternGeco’s asserted patents, U.S. Patent No. 7,293,520.
Trial began on July 23, 2012. During the trial, Fugro settled all claims asserted against it by WesternGeco and obtained a global license from WesternGeco. A verdict was returned by the jury on August 16, 2012, finding that we willfully infringed the claims contained in the four patents and awarding WesternGeco the sum of $105.9 million in damages, consisting of $12.5 million in reasonable royalty and $93.4 million in lost profits. We believe that the verdict is not consistent with applicable law or the facts or evidence in the case and, on September 28, 2012, filed motions with the trial court to overturn all or portions of the verdict.
The ultimate outcome of the case in the trial court, and the content of the final judgment as a whole, rest with the presiding trial court judge, not the jury. The next step in the case is for the trial court judge to decide post-verdict motions filed by the parties and enter a judgment. The final judgment will determine the result of the trial prior to appeal. When he enters a judgment in the case, the judge can choose to follow the jury verdict or to take other actions, such as changing to a different result or ordering an entirely new trial. As of the filing date of this Quarterly Report on Form 10-Q, the Court had not yet entered a judgment in the case.
If the Court enters a judgment that is adverse to us, we intend to appeal the judgment to the United States Court of Appeals for the Federal Circuit. WesternGeco would also have the right to elect to appeal any final judgment.
In rendering its verdict, the jury determined that our infringement was willful. Because the jury verdict indicated willfulness, the trial court judge will determine whether, in his independent judgment, we willfully infringed and he should declare this case to be “exceptional.” In order for the judge to find willful infringement and declare this case exceptional, WesternGeco must prove, by clear and convincing evidence, that we acted with objective recklessness and in bad faith, fraudulently or engaged in similar misconduct related to the case. If the judge finds willful infringement and declares this case to be exceptional, the judge has the discretion, but not the obligation, to enhance the damages amount, not to exceed a trebling of the final judgment damages award plus reasonable attorneys' fees. We believe that, given our understanding and judgment of applicable law and the relevant facts and evidence in this case, and after considering the advice of counsel, it is unlikely that we will incur any additional loss as a result of the jury’s finding of willfulness.
Based on our understanding and judgment of relevant law and the facts and merits of this case, including appellate defenses, and after considering the advice of counsel, we have determined it is probable that, after exhaustion of all appeals, this lawsuit will result in a loss contingency to us in the amount of approximately $10 million, consisting of reasonable royalty damages, interest and court costs. We have adequately reserved for this loss contingency.
It is reasonably possible that we may not ultimately prevail in the litigation and appeals process and that our loss related to the lawsuit could exceed the amount currently accrued, up to the amount of the damages in the jury verdict plus interest and court costs, or even higher if the Court decides to enhance the damages as described above. However, we do not believe that a loss of this magnitude is probable. Our assessment of our potential loss contingency may change in the future due to developments at the trial court or appellate court and other events, such as changes in applicable law, and such re-assessment could lead to the determination that no loss contingency is probable or that a greater loss contingency is probable, which could have a material effect on our financial condition or results of operations.
As stated above, we intend to appeal the judgment to the United States Court of Appeals for the Federal Circuit if the trial court enters a judgment adverse to us. In order to appeal the judgment, we may be required to post an appeal bond for the full amount of damages entered in the judgment. In order to post and collateralize a bond of that size, we might need to utilize a combination of cash on hand, undrawn balances available under the revolving line of credit and possibly incur additional debt financing. At this time, we are unable to determine whether an appeal bond would be required or the amount of such an appeal bond. Similarly, we are unable to predict the timing of the final judgment being entered by the trial court or the timing of posting any required appeal bond.
Fletcher
In November 2009, Fletcher International Ltd. (“Fletcher”), the holder of the shares of our outstanding Series D Preferred Stock until June 2012, filed a lawsuit against us and certain of our directors in the Delaware Court of Chancery. In the lawsuit, styled Fletcher International, Ltd. v. ION Geophysical Corporation, et al, Fletcher alleged, among other things, that we violated Fletcher’s consent rights contained in the Series D Preferred Stock Certificates of Designation, by (a) ION Sàrl’s execution and delivery of a convertible promissory note to the Bank of China, New York Branch, in connection with a bridge loan funded in October 2009 by Bank of China, and (b) another subsidiary of ours executing and delivering several promissory notes in 2008 in connection with our acquisition of ARAM Systems Ltd., and that our directors violated their fiduciary duty to us by allowing the subsidiaries to deliver the notes without Fletcher’s consent. In a Memorandum Opinion issued in May 2010 in response to a motion for partial summary judgment, the judge dismissed all of Fletcher’s claims against our named directors but also concluded that, because the bridge loan note executed by ION Sàrl in 2009 was convertible into our common stock, Fletcher had the right to consent to the issuance of the note and that we violated Fletcher’s consent right by ION Sàrl issuing the note without Fletcher’s consent. In March 2011, the judge dismissed certain of the claims asserted by Fletcher. In May 2012, the judge ruled that Fletcher did not have the right to consent with respect to two promissory notes executed and delivered in September 2008 in connection with our purchase of ARAM Systems Ltd., but that Fletcher did have the right to consent to the execution and delivery in December 2008 of a replacement promissory note in the principal amount of $35 million, and that we violated Fletcher’s consent right by our subsidiary’s executing and delivering the replacement promissory note without Fletcher’s consent.
In June 2012, Fletcher filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. The shares of Series D Preferred Stock, which had been pledged by Fletcher to secure certain indebtedness, were sold by the pledgee to the affiliate of D.E. Shaw & Co., Inc. in June 2012. We do not believe that the acquisition of the shares by an affiliate of D. E. Shaw & Co., Inc. or the bankruptcy filing by Fletcher will have a material impact on Fletcher's lawsuit against us.
We believe that the monetary damages suffered by Fletcher as a result of our subsidiaries executing and delivering the convertible note and the replacement note without Fletcher’s consent are nonexistent or nominal, and that the ultimate outcome of the lawsuit will not result in a material adverse effect on our financial condition or results of operations.
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
In its judgment, the Court also ordered that the additional damages to be paid by Sercel as a reasonable royalty on the infringing pre-verdict Sercel marine sales and the additional damages to be paid by Sercel resulting from post-verdict infringing sales would be determined in a separate proceeding to be conducted in the future.
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

•	the expected outcome of litigation and other claims against us (see Item 1 -“Legal Proceedings” above);

•
any future potential adverse effect on our liquidity from our being required to post an appeal bond in the WesternGeco litigation referred to in Item 1 - “Legal Proceedings” in the event that we are subject to a significant adverse judgment in the matter;

•	expected continued industry-wide increases in capital expenditures for seismic activities;

•	the effects of current and future economic turmoil in Europe;

•	the timing of anticipated sales and associated realized revenues;

•	future levels of spending by our customers;

•	the effects of current and future unrest in the Middle East, North Africa and other regions;

•	the effects of current and future worldwide economic conditions and demand for oil and natural gas and seismic equipment and services;

•	future benefits to be derived from our INOVA Geophysical joint venture;

•	future oil and gas commodity prices, including the effects of changes in spot prices for U.S. natural gas;

•	the timing of future revenue realization of anticipated orders for seismic data processing work in our Solutions segment;

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
Information regarding factors that may cause actual results to vary from our expectations, referred to as “risk factors,” appears in our Annual Report on Form 10-K for the year ended December 31, 2011 in Part I, Item 1A. “Risk Factors,” as

previously filed with the SEC, and in this Quarterly Report on Form 10-Q. There have been no material changes from the risk factors previously disclosed in such Form 10-K except as follows:
An unfavorable judgment could have a material adverse effect on our financial results and liquidity.
In August 2012, a jury in the WesternGeco L.L.C. v. ION Geophysical Corporation litigation (see Item 1. “Legal Proceedings” above) returned a verdict of approximately $105.9 million in damages against us. As of the date of this filing, the federal district trial court had not entered its judgment in the matter. Because the jury concluded that our infringement was willful, the trial court judge will determine whether, in his independent judgment, we willfully infringed and he should declare this case to be “exceptional.” In order for the judge to find willful infringement and declare this case exceptional, WesternGeco must prove, by clear and convincing evidence, that we acted with objective recklessness and in bad faith, fraudulently or engaged in similar misconduct related to the case. If the judge finds willful infringement and declares this case to be exceptional, the judge has the discretion, but not the obligation, to enhance the damages amount, not to exceed a trebling of the final judgment damages award plus reasonable attorneys' fees. We believe that, given our understanding and judgment of applicable law and the relevant facts and evidence in this case, and after considering the advice of counsel, it is unlikely that we will incur any additional loss as a result of the jury’s finding of willfulness. We also believe that the verdict is not consistent with applicable law or the facts or evidence in the case, and we have filed motions with the trial court to overturn all or portions of the verdict. If the trial court enters a judgment that is adverse to us, we would continue to defend this matter vigorously and intend to appeal the judgment to the United States Court of Appeals for the Federal Circuit.
In order to appeal the judgment, we may be required to post an appeal bond for the full amount of damages entered in the judgment. In order to post and collateralize a bond of that size, or if we become subject to a significant adverse judgment in this lawsuit, we might need to utilize a combination of cash on hand, undrawn balances available under the revolving line of credit and possibly incur additional debt financing. As a result, the collateralization of such an appeal bond could have a possible adverse effect on our liquidity. If we are unable to post the appeal bond, we may be unable to stay enforcement of the judgment or appeal the case. At this time, we are unable to determine whether an appeal bond would be required or the amount of such an appeal bond. Similarly, we are unable to predict the timing of the final judgment being entered by the trial court or the timing of posting any required appeal bond.
No assurances can be made whether our efforts to raise additional cash would be successful, and if so, whether the terms of such financings would be on favorable terms to us and our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges more favorable to those that holders of our current debt or common stock currently have, and the terms of these securities could impose restrictions on our operations. If we are unable to raise additional capital under these circumstances, our business, operating results and financial condition may be harmed.
If our efforts to reverse or reduce the verdict substantially are unsuccessful, it would likely have the effect of reducing our capital resources available to fund our operations and take advantage of certain business opportunities, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) During the three months ended September 30, 2012, in connection with the vesting of (or lapse of restrictions on) shares of our restricted stock held by certain employees, we acquired shares of our common stock in satisfaction of minimum tax withholding obligations that were incurred on the vesting date. The date of acquisition, number of shares and average effective acquisition price per share were as follows:

Period	(a) Total Number of Shares Acquired	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Program
July 1, 2012 to July 31, 2012	—	$—	Not applicable	Not applicable
August 1, 2012 to August 31, 2012	—	$—	Not applicable	Not applicable
September 1, 2012 to September 30, 2012	5,457	$6.53	Not applicable	Not applicable
Total	5,457	$6.53

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

101
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three- and nine-months ended September 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three- and nine-months ended September 30, 2012 and 2011, (iv) Condensed Consolidated Statements of Cash Flows for the nine-months ended September 30, 2012 and 2011, and (v) Notes to Condensed Consolidated Financial Statements.*

*
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
Date: November 9, 2012

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

101
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three- and nine-months ended September 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three- and nine-months ended September 30, 2012 and 2011, (iv) Condensed Consolidated Statements of Cash Flows for the nine-months ended September 30, 2012 and 2011, and (v) Notes to Condensed Consolidated Financial Statements.*

*
In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.