Form 10-K/A
period 2012-12-31
ION GEOPHYSICAL CORP
filed 2013-04-17
CIK 866609

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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒   No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act   Yes  ☐   No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
As of February 12, 2013, the number of shares of common stock, $0.01 par value, outstanding was 156,390,699 shares.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 22, 2013, to be filed pursuant to Regulation 14A	Part III

TABLE OF CONTENTS

Explanatory Note	3
PART IV	4
SIGNATURES	8
EXHIBIT INDEX	10
EX-23.2
EX-23.3
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1

Explanatory Note
This Amendment No. 1 to Annual Report on Form 10-K/A amends the Annual Report on Form 10-K for the year ended December 31, 2012 of ION Geophysical Corporation (“ION”), which was filed with the Securities and Exchange Commission (“SEC”) on February 19, 2013. This Form 10-K/A is being filed for the purpose of providing separate audited financial statements of INOVA Geophysical Equipment Limited in accordance with Rule 3-09 of Regulation S-X. The INOVA Geophysical Equipment Limited (“INOVA Geophysical”) audited financial statements as of December 31, 2012 and 2011, and for the years ended December 31, 2012 and 2011 and the period from March 26, 2010 (date of inception) to December 31, 2010, and the Reports of Independent Auditors, are filed as Exhibit 99.1 and are included as financial statement schedules in Item 15. “Exhibits and Financial Statement Schedules” of this Form 10-K/A. ION owns a noncontrolling equity interest (49%) in INOVA Geophysical, which ION accounts for under the equity method of accounting, and the financial statements of INOVA Geophysical as of and for the year ended December 31, 2012, were not available at the time that ION filed its Annual Report on Form 10-K in February 2013.
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
INOVA Geophysical met the significant subsidiary tests described above as of and with respect to ION’s fiscal years and period ended December 31, 2011 and 2010, and ION has therefore included in this Form 10-K/A the required financial statements for INOVA Geophysical.
The consents of Ernst & Young LLP for INOVA Geophysical Equipment Limited are also filed as exhibits to this Amendment No. 1 to Annual Report on Form 10-K/A. In addition, this Form 10-K/A includes an updated exhibit index in respect thereof and certifications under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.
Except as described above, this Amendment No. 1 on Form 10-K/A is not intended to update or modify any other information presented in ION’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as originally filed. This Amendment No. 1 does not update or modify in any way the financial position, results of operations, cash flows or related disclosures in ION’s Annual Report on Form 10-K, and does not reflect events occurring after the Form 10-K’s original filing date of February 19, 2013. Accordingly, this Form 10-K/A should be read in conjunction with ION’s other filings made with the SEC subsequent to the filing of its Annual Report on Form 10-K for the year ended December 31, 2012.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	List of Documents Filed

	(1)	Financial Statements

The financial statements were previously filed with the Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 19, 2013.

	(2)	Financial Statement Schedules

The following financial statement schedule was previously filed with the Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 19, 2013:

Schedule II — Valuation and Qualifying Accounts

The following financial statement schedule is included in this Amendment No. 1 to Annual Report on Form 10-K/A pursuant to Rule 3-09 of Regulation S-K:

INOVA Geophysical Equipment Limited Audited Financial Statements as of and for the periods ended December 31, 2012, 2011 and 2010.

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

*21.1	—	Subsidiaries of the Company.
*23.1	—	Consent of Ernst & Young LLP.
†23.2	—	Consent of Ernst & Young LLP.
†23.3	—	Consent of Ernst & Young LLP.
*24.1	—	The Power of Attorney is set forth on the signature page hereof.
†31.1	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).
†31.2	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).
†32.1	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.
†32.2	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.
†99.1	—	INOVA Geophysical Equipment Limited Audited Financial Statements for the periods ended December 31, 2012, 2011 and 2010.
***101	—
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at December 31, 2012 and 2011, (ii) Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010, (iii) Consolidated Comprehensive Income (Loss) for the years ended December 2012, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, (v) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010, (vi) Notes to Consolidated Financial Statements and (vii) Schedule II – Valuation and Qualifying Accounts.

----------------------------------

*	Filed with ION Geophysical Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on February 19, 2013.

**	Management contract or compensatory plan or arrangement.

†	Filed herewith.

***
In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to ION Geophysical Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012, is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act and otherwise is not subject to liability under these sections. All of the interactive files have been previously furnished with ION Geophysical Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on February 19, 2013.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Houston, State of Texas, on April 17, 2013.

ION GEOPHYSICAL CORPORATION

By	/s/ R. Brian Hanson
R. Brian Hanson
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K/A (Amendment No. 1 to Annual Report on Form 10-K) has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacities	Date
/s/ R. BRIAN HANSON	President, Chief Executive Officer and Director	April 17, 2013
R. Brian Hanson	(Principal Executive Officer)

* GREGORY J. HEINLEIN	Senior Vice President and Chief Financial Officer	April 17, 2013
Gregory J. Heinlein	(Principal Financial Officer)

* MICHAEL L. MORRISON	Vice President and Corporate Controller	April 17, 2013
Michael L. Morrison	(Principal Accounting Officer)

* JAMES M. LAPEYRE, JR.	Chairman of the Board of Directors and Director	April 17, 2013
James M. Lapeyre, Jr.

* DAVID H. BARR	Director	April 17, 2013
David H. Barr

* HAO HUIMIN	Director	April 17, 2013
Hao Huimin

* MICHAEL C. JENNINGS	Director	April 17, 2013
Michael C. Jennings

* FRANKLIN MYERS	Director	April 17, 2013
Franklin Myers

* S. JAMES NELSON, JR.	Director	April 17, 2013
S. James Nelson, Jr.

* JOHN N. SEITZ	Director	April 17, 2013
John N. Seitz

*By:	/s/ R. Brian Hanson
R. Brian Hanson
Attorney-in-fact

EXHIBIT INDEX

3.1	—	Restated Certificate of Incorporation dated September 24, 2007 filed on September 24, 2007 as Exhibit 3.4 to the Company’s Current Report on Form 8-K and incorporated herein by reference.
3.2	—	Amended and Restated Bylaws of ION Geophysical Corporation filed on September 24, 2007 as Exhibit 3.5 to the Company’s Current Report on Form 8-K and incorporated herein by reference.
3.3	—
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

*21.1	—	Subsidiaries of the Company.
*23.1	—	Consent of Ernst & Young LLP.
†23.2	—	Consent of Ernst & Young LLP.
†23.3	—	Consent of Ernst & Young LLP.
*24.1	—	The Power of Attorney is set forth on the signature page hereof.
†31.1	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).
†31.2	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).
†32.1	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.
†32.2	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.
†99.1	—	INOVA Geophysical Equipment Limited Audited Financial Statements for the periods ended December 31, 2012, 2011 and 2010.

***101	—
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at December 31, 2012 and 2011, (ii) Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010, (iii) Consolidated Comprehensive Income (Loss) for the years ended December 2012, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, (v) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010, (vi) Notes to Consolidated Financial Statements and (vii) Schedule II – Valuation and Qualifying Accounts.

------------------------------------------

*	Filed with ION Geophysical Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on February 19, 2013.

**	Management contract or compensatory plan or arrangement.

†	Filed herewith.

***
In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to ION Geophysical Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012, is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act and otherwise is not subject to liability under these sections. All of the interactive files have been previously furnished with ION Geophysical Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on February 19, 2013.