Form 10-Q
period 2013-03-31
ION GEOPHYSICAL CORP
filed 2013-05-01
CIK 866609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒
At April 23, 2013, there were 156,851,390 shares of common stock, par value $0.01 per share, outstanding.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS FOR FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2013

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2013	December 31, 2012
	( In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$66,575	$60,971
Accounts receivable, net	91,034	127,136
Unbilled receivables	77,846	89,784
Inventories	68,083	70,675
Prepaid expenses and other current assets	23,527	25,605
Total current assets	327,065	374,171
Deferred income tax asset	34,503	28,414
Property, plant, equipment and seismic rental equipment, net	34,153	33,772
Multi-client data library, net	224,993	230,315
Equity method investments	76,518	73,925
Goodwill	53,753	55,349
Intangible assets, net	13,817	14,841
Other assets	17,602	9,796
Total assets	$782,404	$820,583
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$3,402	$3,496
Accounts payable	33,499	28,688
Accrued expenses	92,252	124,095
Accrued multi-client data library royalties	22,223	26,300
Deferred revenue	19,631	26,899
Total current liabilities	171,007	209,478
Long-term debt, net of current maturities	101,057	101,832
Other long-term liabilities	8,813	8,131
Total liabilities	280,877	319,441
Redeemable noncontrolling interest	2,151	2,123
Equity:
Cumulative convertible preferred stock	27,000	27,000
Common stock, $0.01 par value; authorized 200,000,000 shares; outstanding 156,665,553 and 156,356,949 shares at March 31, 2013 and December 31, 2012, respectively, net of treasury stock	1,567	1,564
Additional paid-in capital	850,832	848,669
Accumulated deficit	(358,422)	(360,297)
Accumulated other comprehensive loss	(15,542)	(11,886)
Treasury stock, at cost, 849,539 shares at both March 31, 2013 and December 31, 2012	(6,565)	(6,565)
Total stockholders’ equity	498,870	498,485
Noncontrolling interests	506	534
Total equity	499,376	499,019
Total liabilities and equity	$782,404	$820,583
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
	(In thousands, except per share data)
Service revenues	$89,949	$66,634
Product revenues	39,788	45,076
Total net revenues	129,737	111,710
Cost of services	69,273	47,406
Cost of products	25,507	23,148
Gross profit	34,957	41,156
Operating expenses:
Research, development and engineering	9,290	7,726
Marketing and sales	7,980	7,417
General, administrative and other operating expenses	15,764	14,370
Total operating expenses	33,034	29,513
Income from operations	1,923	11,643
Interest expense, net	(1,066)	(1,518)
Equity in earnings of investments	1,116	2,468
Other income (expense)	1,027	(686)
Income before income taxes	3,000	11,907
Income tax expense	1,201	3,445
Net income	1,799	8,462
Net income attributable to noncontrolling interest	76	113
Net income attributable to ION	1,875	8,575
Preferred stock dividends	338	338
Net income applicable to common shares	$1,537	$8,237
Net income per share:
Basic	$0.01	$0.05
Diluted	$0.01	$0.05
Weighted average number of common shares outstanding:
Basic	156,465	155,543
Diluted	157,315	156,547

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Net income	$1,799	$8,462
Other comprehensive income (loss), net of taxes, as appropriate:
Foreign currency translation adjustments	(3,641)	1,767
Equity interest in investees’ other comprehensive income (loss)	(23)	348
Unrealized income (loss) on available-for-sale securities	(68)	962
Other changes in other comprehensive income	76	7
Total other comprehensive income (loss), net of taxes	(3,656)	3,084
Comprehensive net income (loss)	(1,857)	11,546
Comprehensive income attributable to noncontrolling interest	76	113
Comprehensive net income (loss) attributable to ION	$(1,781)	$11,659

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$1,799	$8,462
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization (other than multi-client data library)	4,200	3,090
Amortization of multi-client data library	18,592	22,620
Stock-based compensation expense	2,011	1,484
Equity in earnings of investments	(1,116)	(2,468)
Deferred income taxes	(6,150)	(1,063)
Change in operating assets and liabilities:
Accounts receivable	35,307	61,018
Unbilled receivables	11,938	(23,016)
Inventories	1,381	965
Accounts payable, accrued expenses and accrued royalties	(28,686)	(13,025)
Deferred revenue	(7,153)	(4,736)
Other assets and liabilities	2,155	(1,491)
Net cash provided by operating activities	34,278	51,840
Cash flows from investing activities:
Investment in multi-client data library	(13,270)	(24,527)
Purchase of property, plant and equipment	(3,969)	(1,768)
Investment in and advances to GeoRXT	(9,500)	—
Maturity of short-term investments	—	20,000
Investment in convertible notes	(1,000)	—
Other investing activities	76	—
Net cash used in investing activities	(27,663)	(6,295)
Cash flows from financing activities:
Payments on long-term debt	(848)	(1,431)
Payment of preferred dividends	(338)	(338)
Proceeds from exercise of stock options	716	249
Other financing activities	350	453
Net cash used in financing activities	(120)	(1,067)
Effect of change in foreign currency exchange rates on cash and cash equivalents	(891)	216
Net increase in cash and cash equivalents	5,604	44,694
Cash and cash equivalents at beginning of period	60,971	42,402
Cash and cash equivalents at end of period	$66,575	$87,096
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1)    Basis of Presentation
The condensed consolidated balance sheet of ION Geophysical Corporation and its subsidiaries (collectively referred to as the “Company” or “ION,” unless the context otherwise requires) at December 31, 2012 has been derived from the Company’s audited consolidated financial statements at that date. The condensed consolidated balance sheet at March 31, 2013, and the condensed consolidated statements of operations, comprehensive income (loss) and cash flows for the three months ended March 31, 2013 and 2012, are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results for a full year or of future operations.
These condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements presented in accordance with accounting principles generally accepted in the United States have been omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and Amendment No. 1 thereto on Form 10-K/A, which was filed on April 17, 2013 and contains the separate consolidated financial statements of INOVA Geophysical Equipment Limited (“INOVA Geophysical”) for the fiscal year ended December 31, 2012.
(2)    Segment Information
The Company operates through three business segments – Solutions, Systems and Software – as well as through the Company’s INOVA Geophysical joint venture. The Company measures segment operating results based on income from operations. See Note 3 “Equity Method Investments” for the summarized financial information for INOVA Geophysical.
A summary of segment information is as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Net revenues:
Solutions:
New Venture	$48,436	$28,994
Data Library	9,448	10,268
Total multi-client revenues	57,884	39,262
Data Processing	31,286	26,865
Total	$89,170	$66,127
Systems:
Towed Streamer	$13,549	$15,804
Ocean Bottom	6,765	3,519
Other	11,533	17,383
Total	$31,847	$36,706
Software:
Software Systems	$7,941	$8,370
Services	779	507
Total	$8,720	$8,877
Total	$129,737	$111,710

Gross profit:
Solutions	$20,197	$18,985
Systems	8,380	15,812
Software	6,380	6,359
Total	$34,957	$41,156
Gross margin:
Solutions	23%	29%
Systems	26%	43%
Software	73%	72%
Total	27%	37%
Income from operations:
Solutions	$7,357	$9,606
Systems	934	8,740
Software	5,161	5,482
Corporate and other	(11,529)	(12,185)
Income from operations	1,923	11,643
Interest expense, net	(1,066)	(1,518)
Equity in earnings of investments	1,116	2,468
Other income (expense)	1,027	(686)
Income before income taxes	$3,000	$11,907

(3)    Equity Method Investments
The following table reflects the change in our equity method investments during the three months ended March 31, 2013 (in thousands):

	INOVA Geophysical	GeoRXT	Total
Investment at December 31, 2012	$73,925	$—	$73,925
Investment in equity	—	1,500	1,500
Equity in earnings (losses) of investments	1,851	(735)	1,116
Equity interest in investees' other comprehensive income (loss)	(23)	—	(23)
Investments at March 31, 2013	$75,753	$765	$76,518
In late February 2013, the Company purchased from Reservoir Exploration Technology ASA its 30% interest in a joint venture entity, GeoRXT B.V. (“GeoRXT”), for $1.5 million. GeoRXT is headquartered in Rio de Janeiro, Brazil, and specializes in seismic acquisition operations using ocean-bottom cables deployed from vessels leased by GeoRXT. The Company has an option, exercisable at any time on or prior to May 15, 2013, to increase its ownership percentage to 50% by making additional capital contributions to GeoRXT of $40.0 million. Additionally, the Company provided GeoRXT with an $8.0 million working capital loan, the repayment of which is guaranteed by GeoRXT’s majority joint venture partner, Georadar Levantamentos Geofisicos S/A (“Georadar”). GeoRXT is obligated to repay this loan to the Company on or before May 25, 2013. However, the Company currently expects to exercise its option to increase its ownership interest in GeoRXT to 50%, of which part of the required capital contribution will be funded through the conversion of this loan into additional equity. Therefore, this loan has been classified within long-term other assets. The Company accounts for its interest in GeoRXT on a current basis; its share of losses in GeoRXT for March 2013 was $(0.7) million.
The Company accounts for its 49% interest in INOVA Geophysical as an equity method investment and records its share of earnings and losses of INOVA Geophysical on a one fiscal quarter lag basis. The following table reflects the summarized financial information for INOVA Geophysical for the three-month periods ended December 31, 2012 and 2011 (in thousands):

	Three Months Ended December 31,
	2012	2011
Net revenues	$59,611	$58,998
Gross profit	$12,327	$13,964
Income (loss) from operations	$(250)	$6,509
Net income	$3,742	$5,717
(4)    Inventories

A summary of inventories is as follows (in thousands):	March 31, 2013	December 31, 2012
Raw materials and subassemblies	$47,709	$49,421
Work-in-process	7,976	8,613
Finished goods	26,672	26,880
Reserve for excess and obsolete inventories	(14,274)	(14,239)
Total	$68,083	$70,675
(5)    Net Income per Share
Basic net income per common share is computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted net income per common share is determined based on the assumption that dilutive restricted stock and restricted stock unit awards have vested and outstanding dilutive stock options have been exercised and the aggregate proceeds were used to reacquire common stock using the average price of such common stock for the period. The total number of shares issued or reserved for future issuance under outstanding stock options at March 31, 2013 and 2012 was 7,717,937 and 6,832,575, respectively, and the total number of shares of restricted stock and shares reserved for restricted stock units outstanding at March 31, 2013 and 2012 was 1,034,280 and 1,168,001, respectively.
As of March 31, 2013, there are 27,000 outstanding shares of the Company’s Series D Cumulative Convertible Preferred Stock (“Series D Preferred Stock”), which may currently be converted, at the holder’s election, into up to 6,065,075 shares of the Company’s common stock. The outstanding shares of Series D Preferred Stock were anti-dilutive for all periods presented.
The following table summarizes the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2013	2012
Net income applicable to common shares	$1,537	$8,237
Weighted average number of common shares outstanding	156,465	155,543
Effect of dilutive stock awards	850	1,004
Weighted average number of diluted common shares outstanding	157,315	156,547

Basic net income per share	$0.01	$0.05
Diluted net income per share	$0.01	$0.05
(6)    Long-term Debt

Obligations (in thousands)	March 31, 2013	December 31, 2012
Revolving line of credit	$97,250	$97,250
Facility lease obligation	2,139	2,334
Equipment capital leases	5,070	5,744
Total	104,459	105,328
Current portion of long-term debt and lease obligations	(3,402)	(3,496)
Non-current portion of long-term debt and lease obligations	$101,057	$101,832

Revolving Line of Credit
On May 29, 2012, the Company amended the terms of its senior secured credit facility (the “Credit Facility”) with China Merchants Bank Co., Ltd., New York Branch, as administrative agent and lender (“CMB”). The First Amendment to the Credit Agreement and Loan Documents (the “First Amendment”) modified certain provisions of the Company’s senior credit agreement with CMB that it had entered into on March 25, 2010. The maturity date of any outstanding debt under the Credit Facility remains March 24, 2015.
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
The Company’s obligations under the Credit Facility continue to be guaranteed by certain of its material U.S. subsidiaries that remain as parties to the Credit Facility. In addition, INOVA Geophysical continues to provide a bank stand-by letter of credit as credit support for the Company’s obligations under the Credit Facility. The Company also entered into a credit support agreement with INOVA Geophysical whereby the Company has agreed to indemnify INOVA Geophysical for any and all losses sustained by INOVA Geophysical that arise out of or are a result of the enforcement of INOVA Geophysical’s guarantee.
As amended by the First Amendment, the interest rates per annum on borrowings under the Credit Facility are, at the Company’s option:

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
As of March 31, 2013, there was $97.3 million of outstanding revolving credit indebtedness under the Credit Facility that accrued interest at a rate of 2.71% per annum.
The Credit Facility contains covenants that restrict the Company, subject to certain exceptions, from:

•
incurring additional indebtedness (including certain capital lease obligations), granting or incurring additional liens on the Company's properties, pledging shares of the Company's subsidiaries, entering into certain merger or other change-in-control transactions, entering into certain transactions with the Company's affiliates, making certain sales or other dispositions of assets, making certain investments, acquiring other businesses and entering into sale-leaseback transactions with respect to the Company's properties;

•	paying cash dividends on the Company's common stock; and

•
repurchasing and acquiring the Company's capital stock, unless there is no event of default under the Credit Facility and the amount of such repurchases does not exceed an amount equal to (i) 25% of the Company's consolidated net income for the prior fiscal year, less (ii) the amount of any cash dividends paid on the Company's common stock.

The Credit Facility requires compliance with certain financial covenants, including the following:

•	maintain a minimum fixed charge coverage ratio, as defined, in an amount equal to at least 1.125 to 1;

•	not exceed a maximum leverage ratio, as defined, of 3.25 to 1; and

•	maintain a minimum tangible net worth of at least 60% of ION’s tangible net worth as of March 31, 2010, as defined.
The fixed charge coverage ratio is defined as the ratio of (i) the Company's consolidated EBITDA, as defined in the Credit Facility, less cash income tax expense, non-financed capital expenditures and capitalized research and development costs to (ii) the sum of scheduled payments of lease payments and payments of principal indebtedness, interest expense actually paid and cash dividends, in each case for the four consecutive fiscal quarters most recently ended. The leverage ratio is defined as the ratio of (x) total funded consolidated debt, capital lease obligations and issued letters of credit (net of cash collateral) to (y) the Company's consolidated EBITDA for the four consecutive fiscal quarters most recently ended.
The Credit Facility contains customary event of default provisions, including a “change of control” event, the occurrence of which could lead to an acceleration of the Company's obligations under the Credit Facility. The Credit Facility also pr ovides that certain acts of bankruptcy, insolvency or liquidation of INOVA Geophysical or BGP, Inc., China National Petroleum Corporation (“BGP”) would constitute additional events of default under the Credit Facility.
As of March 31, 2013, the Company was in compliance with these financial covenants and the Company expects to remain in compliance with these financial covenants for at least the next 12 months.
(7)    Income Taxes
The Company maintains a valuation allowance for a portion of its deferred tax assets that relate to U.S. capital losses or basis differences that will create capital losses as well as non-U.S net operating losses. The valuation allowance is calculated in accordance with the provisions of Accounting Series Codification (“ASC”) 740 “Income Taxes,” which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. In the event the Company's expectations of future operating results change, the valuation allowance may need to be adjusted upward or downward. As of March 31, 2013, the Company's unreserved U.S. deferred tax assets totaled $13.8 million. These existing unreserved deferred tax assets are currently considered to be “more likely than not” to be realized.
The Company's effective tax rates for the three months ended March 31, 2013 and 2012 were 40.0% and 28.9%, respectively. The change in the Company's effective tax rate for the three months ended March 31, 2013 was primarily due to a $1.2 million adjustment that related to prior periods, which was partially offset by discrete tax benefits totaling $(0.9) million. The adjustment primarily relates to differences in prior periods between the Company's financial statements and its tax returns, which had not been appropriately reflected in those periods. Because this adjustment was not material to either of the prior periods nor to the expected results or trend of earnings for 2013, it was recorded in the current period. The discrete tax benefits recorded in the three months ended March 31, 2013 were mainly comprised of U.S. tax benefits and credits that were extended in the American Taxpayer Relief Act of 2012, signed into law in January 2013. Excluding these amounts, the Company's effective tax rate for the three months ended March 31, 2013 would have been 28.9%.
The total amount of unrecognized tax benefits as of March 31, 2013 was $1.8 million.   The Company accrues interest and penalties, if any, related to unrecognized tax benefits as a component of the Company's provision for income taxes.
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
(8)    Fair Value of Financial Instruments
The Company’s financial instruments include cash and cash equivalents, accounts and unbilled receivables, notes receivable, accounts payable, accrued multi-client data library royalties, investment in two convertible notes from a privately-owned U.S.-based technology company and long-term debt. The carrying amounts of cash and cash equivalents, accounts and unbilled receivables, notes receivable, accounts payable and accrued multi-client data library royalties approximate fair value due to the highly liquid nature of these instruments.
The carrying amount of the Company’s long-term debt as of March 31, 2013 and December 31, 2012 was $104.5 million and $105.3 million, respectively, compared to fair value of $104.6 million and $105.3 million as of March 31, 2013 and December 31, 2012, respectively. The fair value of the long-term debt was calculated using a market approach based upon Level 3 inputs, including an estimated interest rate reflecting current market conditions.
The following table provides additional information related to assets measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012. The reference to level within the table relates to the level of inputs used to determine fair value, which the key inputs are then described below. The table is as follows (amounts in thousands):

	Level 1	Level 2	Level 3
As of March 31, 2013:
Investment in convertible notes	$—	$—	$9,127
As of December 31, 2012:
Investment in convertible note	—	—	8,195
Investment in Convertible Notes. In May 2011, the Company purchased a convertible note from a privately-owned U.S.-based technology company. The original principal amount of the note is $6.5 million, and it bears interest at a rate of 4% per annum. In March 2012, the Company and the investee entered into an agreement for the Company to make available to the investee a credit facility in an amount of up to $4.0 million. This credit facility originally had a term of one year with an option to extend its term by one year, which was exercised by the investee. The credit facility allows for conversion of the outstanding balance of the promissory note under the credit facility into common shares of the investee. As of March 31, 2013, the investee had drawn $3.0 million under this credit arrangement.
The Company performed a fair value analysis with respect to its investment in the convertible notes using a market approach based upon Level 3 inputs, including the terms and likelihood of an investment event and the time to conversion or repayment. As of March 31, 2013, the fair value of these investments was approximately $9.1 million, with $0.4 million of unrealized losses recorded through accumulated other comprehensive income within equity.
(9)    Litigation
WesternGeco
In June 2009, WesternGeco L.L.C. (“WesternGeco”) filed a lawsuit against the Company in the United States District Court for the Southern District of Texas, Houston Division. In the lawsuit, styled WesternGeco L.L.C. v. ION Geophysical Corporation, WesternGeco alleges that the Company had infringed several method and apparatus claims contained in four of its United States patents regarding marine seismic streamer steering devices. WesternGeco sought unspecified monetary damages and an injunction prohibiting the Company from making, using, selling, offering for sale or supplying any infringing products in the United States.
In June 2009, the Company filed an answer and counterclaims against WesternGeco, in which the Company denied that it had infringed WesternGeco’s patents and asserted that the WesternGeco patents were invalid or unenforceable. The Company also asserted that WesternGeco’s Q-Marine system, components and technology infringed upon a United States patent related to marine seismic streamer steering devices. In addition, the Company claimed that the lawsuit by WesternGeco was an illegal attempt by WesternGeco to control and restrict competition in the market for marine seismic surveys performed using laterally steerable streamers. In its counterclaims, the Company requested various remedies and relief, including a declaration that the WesternGeco patents were invalid or unenforceable, an injunction prohibiting WesternGeco from making, using, selling, offering for sale or supplying any infringing products in the United States, a declaration that the WesternGeco patents should be co-owned by the Company, and an award of unspecified monetary damages.
In June 2010, WesternGeco filed a lawsuit against various subsidiaries and affiliates of Fugro N.V. (“Fugro”), one of the Company’s seismic contractor customers, accusing Fugro of infringing the same United States patents regarding marine seismic streamer steering devices by planning to use certain equipment purchased from the Company on a survey located outside of U.S. territorial waters. The court approved the consolidation of the Fugro case with the case against the Company. Fugro filed a motion to dismiss the lawsuit, and in March 2011 the presiding judge granted Fugro’s motion to dismiss in part, on the basis that the alleged activities of Fugro would occur more than 12 miles from the U.S. coast and therefore are not actionable under U.S. patent infringement law. In February 2012, the Court granted WesternGeco’s motions for summary judgment, dismissing the Company’s claims as plaintiff against WesternGeco for infringement, inventorship and inequitable conduct. In response to a Motion for Summary Judgment filed jointly by the Company and Fugro, the Court ruled in April 2012 that the Company did not directly infringe WesternGeco’s method patent claims. In a pre-trial ruling on June 29, 2012, the Court ruled that, if a particular patent claim of WesternGeco was held to be valid and enforceable at the upcoming trial, the Company’s supplying of its DigiFIN® lateral streamer control system from the United States to its customers overseas with an intention for the customers to combine DigiFIN with other required components of the patent claim, would infringe one claim in one of WesternGeco’s asserted patents, U.S. Patent No. 7,293,520.
Trial began on July 23, 2012. During the trial, Fugro settled all claims asserted against it by WesternGeco and obtained a global license from WesternGeco. A verdict was returned by the jury on August 16, 2012, finding that the Company willfully infringed the claims contained in the four patents by supplying DigiFIN from the United States and awarded WesternGeco the sum of $105.9 million in damages, consisting of $12.5 million in reasonable royalty and $93.4 million in lost profits. The Company believes that the verdict is not consistent with applicable law or the facts or evidence in the case and, in September 2012, filed motions with the trial court to overturn all or portions of the verdict.
The ultimate outcome of the case in the trial court, and the content of the final judgment as a whole, presently rests with the presiding trial court judge. The next step in the case is for the trial court judge to decide post-verdict motions filed by the parties and enter a final judgment. The final judgment will determine the result of the trial prior to appeal. When he enters a final judgment in the case, the judge can choose to follow the jury verdict or to take other actions, such as changing to a different result or ordering an entirely new trial. As of the filing date of this Quarterly Report on Form 10-Q, the Court had not yet entered a final judgment in the case.
If the Court enters a final judgment that is adverse to the Company, the Company intends to appeal the judgment to the United States Court of Appeals for the Federal Circuit. WesternGeco would also have the right to elect to appeal any final judgment.
In rendering its verdict, the jury determined that the Company’s infringement was willful. Because the jury verdict indicated willfulness, the trial court judge will determine whether, in his independent judgment, the Company willfully infringed and he should declare this case to be “exceptional.” In order for the judge to find willful infringement and whether this case is exceptional, WesternGeco must prove, by clear and convincing evidence, that the Company acted with objective recklessness and in bad faith, fraudulently or engaged in similar misconduct related to the case. If the judge finds willful infringement and declares this case to be exceptional, the judge has the discretion, but not the obligation, to enhance the damages amount, not to exceed a trebling of the final judgment damages award plus reasonable attorneys’ fees.
The Company believes that, given its understanding and judgment of applicable law and the relevant facts and evidence in this case, and after considering the advice of counsel, it is unlikely that the Company will incur any additional loss as a result of the jury’s finding of willfulness.
Based on the Company’s understanding and judgment of relevant law and the facts and merits of this case, including appellate defenses, and after considering the advice of counsel, the Company has determined it is probable that, after exhaustion of all appeals, this lawsuit will result in a loss contingency to the Company in the amount of approximately $10 million, consisting of reasonable royalty damages, interest and court costs. The Company has reserved for this loss contingency.
It is reasonably possible that the Company may not ultimately prevail in the litigation and appeals process and that the Company’s loss related to the lawsuit could exceed the amount currently accrued, up to the amount of the damages in the jury verdict plus interest and court costs, or even higher if the Court decides to enhance the damages as described above. However, the Company does not believe that a loss of this magnitude is probable. The Company’s assessment of its potential loss contingency may change in the future due to developments at the trial court or appellate court and other events, such as changes in applicable law, and such reassessment could lead to the determination that no loss contingency is probable or that a greater loss contingency is probable, which could have a material effect on the Company’s financial condition or results of operations.
As stated above, the Company intends to appeal the judgment to the United States Court of Appeals for the Federal Circuit if the trial court enters a judgment adverse to the Company. In order to appeal the judgment, the Company may be required to post an appeal bond for the full amount of damages entered in the judgment. To be prepared for a possible adverse judgment in this case, the Company has arranged with sureties to post an appeal bond on its behalf if necessary. The terms of the bond enable each surety to require the Company to post collateral with the surety at any time the bond is outstanding, for up to the full amount of the bond. Depending on the size of the bond and the level of required collateral, in order to collateralize the bond the Company might need to utilize a combination of cash on hand, undrawn balances available under the revolving line of credit and possibly incur additional debt and/or equity financing, and the collateralization of a large appeal bond could have a possible adverse effect on the Company’s liquidity. If the Company is unable to post the appeal bond, the Company may be unable to stay enforcement of the judgment or appeal the case. At this time, the Company is unable to determine whether an appeal bond would be required, the amount of such an appeal bond, or whether and to what extent the sureties may require the appeal bond to be collateralized in the future. Similarly, the Company is unable to predict the timing of the final judgment being entered by the trial court or the timing of posting any required appeal bond.
Fletcher
In November 2009, Fletcher International Ltd. (“Fletcher”), the holder of the shares of the Company’s outstanding Series D Preferred Stock until June 2012, filed a lawsuit against the Company and certain of its directors in the Delaware Court of Chancery. In the lawsuit, styled Fletcher International, Ltd. v. ION Geophysical Corporation, et al, Fletcher alleged, among other things, that the Company violated Fletcher’s consent rights contained in the Series D Preferred Stock Certificates of Designation, by (a) the execution and delivery of a convertible promissory note to the Bank of China, New York Branch by one of our subsidiaries (incorporated in Luxembourg), in connection with a bridge loan funded in October 2009 by Bank of China, and (b) a Canadian subsidiary of the Company executing and delivering several promissory notes in 2008 in connection with the Company’s acquisition of ARAM Systems Ltd., Fletcher also alleged that the Company’s directors violated their fiduciary duties by allowing the subsidiaries to deliver the notes without Fletcher’s consent. In a Memorandum Opinion issued in May 2010 in response to a motion for partial summary judgment, the judge dismissed all of Fletcher’s claims against the named Company directors but also concluded that, because the bridge loan note executed by the Company’s Luxembourg subsidiary in 2009 was convertible into the Company’s common stock, Fletcher had the right to consent to the issuance of the note and that the Company had violated Fletcher’s consent rights by that subsidiary’s issuing the note without Fletcher’s consent. In March 2011, the judge dismissed certain additional claims asserted by Fletcher. In May 2012, the judge ruled that Fletcher did not have the right to consent with respect to two promissory notes executed and delivered by the Canadian subsidiary in September 2008 in connection with the Company’s purchase of ARAM Systems Ltd., but that Fletcher did have the right to consent to the execution and delivery in December 2008 of a replacement promissory note in the principal amount of $35 million, and that the Company had violated Fletcher’s consent rights by the subsidiary’s executing and delivering the replacement promissory note without Fletcher’s consent. Fletcher has since declared to the Court that it will not pursue damages related to the issuance of the replacement $35 million promissory note.

In June 2012, Fletcher filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. Fletcher’s shares of Series D Preferred Stock, which had been pledged by Fletcher to secure certain indebtedness, were sold by the pledgee to the affiliate of D.E. Shaw & Co., Inc. in June 2012. The Company does not believe that the acquisition of the shares by an affiliate of D. E. Shaw & Co., Inc. or the bankruptcy filing by Fletcher will have a material impact on Fletcher’s lawsuit against the Company. The Company believes that the monetary damages suffered by Fletcher as a result of the Company’s subsidiary executing and delivering the convertible note without Fletcher’s consent are nonexistent or nominal, and that the ultimate outcome of the lawsuit will not result in a material adverse effect on the Company’s financial condition or results of operations.
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
(10)    Related Party Transactions
BGP owned approximately 15.2% of the Company’s outstanding common stock as of March 31, 2013. For the three months ended March 31, 2013 and 2012, the Company recorded revenues from BGP of $0.9 million and $6.1 million, respectively. Total receivables due from BGP were $1.7 million at March 31, 2013. During the three months ended March 31, 2013, the Company paid to BGP $18.4 million for seismic acquisition services provided on a large 3D marine project; the Company owed BGP $5.9 million for those same services at March 31, 2013.
For the three months ended March 31, 2013, the Company sold equipment to GeoRXT for $6.4 million, which is due to be paid in May 2013. The purchase of this equipment has been guaranteed by GeoRXT’s majority joint venture partner Georadar. The Company deferred 30% (ION’s ownership percentage in GeoRXT) of its profit on this sale.
(11)    Restructuring Activities
At December 31, 2012, the Company had a liability (classified as other long-term liability) of $5.1 million related to its permanently ceasing to use certain leased building facilities. During the three months ended March 31, 2013, the Company made cash payments of $0.3 million and accrued $0.1 million related to accretion expense, resulting in a remaining liability of $4.9 million as of March 31, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
Our Business
We are a global, technology-focused seismic solutions company. Our services and products include data processing and reservoir imaging services; planning services for survey design and optimization; navigation, command and control, and data management software products; and marine and land seismic data acquisition equipment. In addition, we maintain a multi-client data library with seismic data acquired and processed from surveys of offshore and onshore regions around the world. We serve customers in all major energy producing regions of the world from strategically located offices in 20 cities on five continents.
For over 45 years we have been engaged in providing industry leading seismic data acquisition technology, such as full-wave imaging capability with VectorSeis® products, the ability to record seismic data from basins that underlie ice fields in polar regions and cableless seismic techniques. The advanced technologies we currently offer include DigiSTREAMER™, Orca®, our WiBand™ data processing technology, and INOVA Geophysical's lower-cost cableless Hawk™ land system, improved FireFly® system (FireFly DR31) and a new cabled system (G3i™), each of which is designed to deliver improvements in both image quality and productivity. We have more than 550 patents and pending patent applications in various countries around the world, approximately 55% of our employees are involved in technical roles and approximately 20% of our employees have advanced degrees.
Seismic imaging plays a fundamental role in hydrocarbon exploration and reservoir development by delineating structures, rock types and fluid locations in the subsurface. Our services, technologies and products are used by oil and gas exploration and production (“E&P”) companies and seismic acquisition contractors to generate high-resolution images of the Earth's subsurface in order to identify new sources of hydrocarbons and pinpoint drilling locations for wells, which can be costly and involve high risk.
We provide our services and products through three business segments – Solutions, Systems and Software – as well as through our INOVA Geophysical joint venture.
Solutions. Our Solutions business provides advanced seismic data processing services for marine and land environments, reservoir solutions, onboard processing and quality control, seismic data libraries, and services by our GeoVentures® group. We maintain approximately 10.5 petabytes of seismic data storage in 12 global data centers, including our largest data center in Houston, which will soon be moving into a new facility.
Our GeoVentures services are designed to manage the entire seismic process, from survey planning and design to data acquisition and management, through pre-processing and final subsurface imaging. The GeoVentures group focuses on the technologically intensive components of the image development process, such as survey planning and design and data processing and interpretation and outsources the logistics components (such as field acquisition) to experienced seismic and other geophysical contractors.
Our GXT Imaging Solutions group offers processing and imaging services designed to help our E&P customers reduce exploration and production risk, evaluate and develop reservoirs and increase production. GXT develops a series of subsurface images by applying its processing technology to data owned or licensed by its customers and also provides its customers with support services (including onboard seismic vessel services), such as data pre-conditioning for imaging and outsourced management (including quality control) of seismic data acquisition and image processing services.
Our Solutions business focuses on providing services and products for challenging environments, such as the Arctic frontier; complex and hard-to-image geologies, such as deepwater subsurface salt formations in the Gulf of Mexico and offshore West Africa and Brazil; unconventional reservoirs, such as those found in shale, tight gas and oil sands formations; and offshore basin-wide seismic data and imaging programs. Since 2002, our basin exploration seismic data programs have resulted in a substantial data library that covers significant portions of many of the frontier basins in the world, including offshore East and West Africa, India and Brazil, the Arctic and the deepwater Gulf of Mexico.
Software. Our Software business provides command and control software systems and related services for navigation and data management involving towed marine streamer and seabed operations. Our proprietary software, with over 13 million lines of code, is installed on towed streamer marine vessels worldwide and is a component of many re-deployable and permanent seabed monitoring systems. Through our Software business, we provide marine imagining, seabed imaging and survey design, planning and optimization.
Systems. Our Systems business is engaged in the manufacture of (i) towed streamer and re-deployable ocean-bottom cable seismic data acquisition systems and shipboard recorders; (ii) marine streamer positioning and control systems and energy sources; and (iii) analog geophone sensors.

INOVA Geophysical. We conduct our land seismic equipment business through INOVA Geophysical Equipment Limited (“INOVA Geophysical” or “INOVA”), a joint venture with BGP Inc. (“BGP”). BGP is a subsidiary of China National Petroleum Corporation, and is generally regarded as the world's largest land geophysical service contractor. BGP owns a 51% equity interest in INOVA Geophysical, and we own the remaining 49% interest. INOVA manufactures cable-based, cableless and radio-controlled seismic data acquisition systems, digital sensors, vibroseis vehicles (i.e., vibrator trucks) and source controllers for detonator and energy sources business lines. INOVA's research and development centers are located primarily in the U.S. and Canada, although the joint venture intends to evaluate lower-cost manufacturing opportunities in China. In addition, we and BGP often field-test, and we expect to field-test further, INOVA's new technologies and related equipment for operational feedback and quality improvements.
Economic Conditions
Demand for our seismic data acquisition services and products has traditionally been cyclical and substantially dependent upon activity levels in the oil and gas industry, particularly our customers’ willingness and ability to expend their capital for oil and natural gas exploration and development projects. This demand is sensitive to current and expected future crude oil and natural gas prices. During the first quarter of 2013, West Texas Intermediate (“WTI”) spot crude oil prices began the quarter near a low of $89 per barrel rising to approximately $98 per barrel before trading in a smaller range and finishing the quarter near $95 per barrel. Brent crude oil prices did not follow a similar pattern to WTI this quarter. Brent crude oil prices started the quarter near $109 per barrel initially trading in a small range, then rising to approximately $119 per barrel before falling to a low of $107 per barrel, finishing the quarter near that low.
Energy price forecasts are by their nature highly uncertain, but external reports indicate that WTI crude oil prices and Brent crude oil prices are expected to remain in price ranges of $80 to $110 and $100 to $130 per barrel, respectively, for 2013 as demand outpaces supply.
U.S. natural gas prices continued to slowly trend upward from the low prices experienced in 2012. U.S. Henry Hub natural gas prices started the quarter near $3.35 per MMBtu, trading in a narrow range the first two months of the quarter before steadily moving up to $4.00 per MMBtu near the end of the quarter closing just below that high. We believe demand for natural gas will continue to grow as it is being used to supplant coal in the production of U.S. electricity and that industry investment in shale-based gas production will increase and be facilitated by new investment in technologies to locate and extract the reserves.
For the first quarter of 2013, our Solutions segment revenues grew compared to the first quarter of 2012 due to a significant increase in new ventures revenue mostly due to a large 3D marine program that commenced acquisition in the fourth quarter of 2012 and continued acquisition into the first quarter of 2013.  Additionally, we experienced growth in other new venture programs offshore Australia, Africa, and in the Arctic, and grew our data processing revenues with further international penetration.  However, our data library sales fell short of our expectations due to delays in licensing rounds for offshore Tanzania, Brazil and Greenland. Our gross margins decreased during the first quarter of 2013 due to severe weather delays on our 3D marine program, which hindered our acquisition of seismic data and at the same time caused us to incur incremental standby costs. However, we continue to expect this program to be profitable as a whole.
At March 31, 2013, our Solutions segment backlog, which consists of commitments for (i) data processing work and (ii) both multi-client new venture projects and proprietary projects by our GeoVentures group underwritten by our customers, was $129.1 million compared with backlog of $151.3 million at December 31, 2012 and $128.5 million at March 31, 2012. The decline in backlog during the quarter was due to a portion of the backlog outstanding at December 31, 2012 being filled by the recognition of revenue related to the partial completion of a large 3D marine program. We anticipate that the majority of our backlog will be recognized as revenue over the remainder of 2013.
Revenues for our Systems segment decreased in the first quarter of 2013 compared to the first quarter of 2012. Sales of our positioning products decreased primarily due to the lack of new marine vessels being introduced during the last six months and a decline in our land sensors revenue, partially offset by growth in DigiStreamer sales and ocean-bottom cable sales.
Our Software segment revenues decreased slightly for the first quarter of 2013 compared to the same period of 2012, impacted mainly by unfavorable foreign currency exchange rates compared to the 2012 period. Expressed in terms of the segment’s local currency (British Pounds Sterling), Software segment revenues for the first quarter of 2013 were consistent with those for the first quarter of 2012.
INOVA Geophysical reported a slight increase in revenues and a decrease in gross profits for the quarter ended December 31, 2012, compared to the quarter ended December 31, 2011. The slight increase in revenues was principally due to sales of INOVA Geophysical’s new products introduced during 2012, G3i channels (cable-based recording system) and UniVib™ units (peak force small vibrators), as well as other vibrator trucks; however, INOVA Geophysical’s equipment rental business declined during the quarter, which had the overall effect of decreasing gross profits.

It is our view that technologies that add a competitive advantage through improved imaging, cost reductions or improvements in well productivity will continue to be valued in our marketplace. We believe that our newest technologies, such as Calypso™, our WiBand data processing technology, DigiSTREAMER, Orca and INOVA Geophysical’s newest technologies, will continue to attract customer interest, because those technologies are designed to deliver improvements in image quality within more productive delivery systems.
We expect the growth in demand for seismic services to continue to remain positive for the remainder of 2013. However, in stating this expectation, we are assuming that (i) the global and U.S. economies will not slip back into a recession, (ii) the prices of WTI and Brent crude oil will remain predominantly above $80 and $100 per barrel, respectively, (iii) there will be increasing demand for seismic services in the Middle East and North Africa resulting from improved geopolitical stability in those areas, and (iv) the level of exploration and development activities in the U.S. Gulf of Mexico will continue to increase. Beginning in the third quarter of 2011 U.S. Gulf of Mexico drilling activity has shown signs of a slow but steady recovery as permitting levels have improved and the number of drilling rigs working in U.S. offshore waters has increased from an average of 43 in the first quarter of 2012 to 52 in the first quarter of 2013.
Investment in GeoRXT
In February 2013, we purchased from Reservoir Exploration Technology, ASA a 30% interest in a joint venture entity, GeoRXT B.V. (“GeoRXT”) for $1.5 million. GeoRXT is headquartered in Rio de Janeiro, Brazil, and specializes in seismic acquisition operations using ocean-bottom cables deployed from vessels leased by GeoRXT. We have an option, exercisable at any time on or prior to May 15, 2013, to increase our ownership percentage to 50% by making additional capital contributions into GeoRXT of $40.0 million. Additionally, we provided GeoRXT with an $8.0 million working capital loan, the repayment of which is guaranteed by GeoRXT’s majority joint venture partner, Georadar Levantamentos Geofisicos S/A (“Georadar”). GeoRXT is obligated to repay this loan to us on or before May 25, 2013. However, we currently expect to exercise our option to increase our ownership interest in GeoRXT to 50%, of which part of the required capital contribution will be funded through the conversion of this loan into additional equity.
GeoRXT has one marine seismic crew currently operating offshore Brazil that utilizes one of our legacy VSO (VectorSeis Ocean) ocean-bottom cable seismic data acquisition systems. We anticipate that during 2013, GeoRXT will add another crew, which will employ for its data acquisition operations our Calypso next-generation VSO ocean-bottom system.
WesternGeco Legal Proceedings
A verdict was returned by the jury in this lawsuit on August 16, 2012, finding that we willfully infringed the claims contained in four patents and awarded WesternGeco the sum of $105.9 million in damages, consisting of $12.5 million in reasonable royalty and $93.4 million in lost profits. We believe that the verdict is not consistent with applicable law or the facts or evidence in the case and, in September 2012, filed motions with the trial court to overturn all or portions of the verdict. See further discussion at Part II, Item 1A. – “Risk Factors — An unfavorable judgment in our pending litigation matter with WesternGeco could have a material adverse effect on our financial results and liquidity. In addition, there can be no assurance that any losses suffered by us as a result of any such judgment will not exceed the associated loss contingency reserve we have established” and Part II, Item 1. – “Legal Proceedings.”
The ultimate outcome of the case in the trial court, and the content of the final judgment as a whole, presently rests with the presiding trial court judge. The next step in the case is for the trial court judge to decide post-verdict motions filed by the parties and enter a final judgment. The final judgment will determine the result of the trial prior to appeal. When he enters a final judgment in the case, the judge can choose to follow the jury verdict or to take other actions, such as changing to a different result or ordering an entirely new trial. As of the filing date of this Quarterly Report on Form 10-Q, the Court had not yet entered a final judgment in the case. If the Court enters a final judgment that is adverse to us, we intend to appeal the judgment to the United States Court of Appeals for the Federal Circuit. WesternGeco would also have the right to elect to appeal any final judgment.
Key Financial Metrics
The table below provides an overview of key financial metrics for our company as a whole and our three business segments during the three months ended March 31, 2013, compared to those for the same period of 2012. For certain tabular information on the operating results of our INOVA Geophysical joint venture, as well as textual information about our GeoRXT joint venture, see “— Results of Operations — Other Items — Equity in Earnings of Investments.”

	Three Months Ended March 31,
	2013	2012
	(in thousands, except per share amounts)
Net revenues:
Solutions:
New Venture	$48,436	$28,994
Data Library	9,448	10,268
Total multi-client revenues	57,884	39,262
Data Processing	31,286	26,865
Total	$89,170	$66,127
Systems:
Towed Streamer	$13,549	$15,804
Ocean Bottom	6,765	3,519
Other	11,533	17,383
Total	$31,847	$36,706
Software:
Software Systems	$7,941	$8,370
Services	779	507
Total	$8,720	$8,877
Total	$129,737	$111,710
Gross profit:
Solutions	$20,197	$18,985
Systems	8,380	15,812
Software	6,380	6,359
Total	$34,957	$41,156
Gross margin:
Solutions	23%	29%
Systems	26%	43%
Software	73%	72%
Total	27%	37%
Income from operations:
Solutions	$7,357	$9,606
Systems	934	8,740
Software	5,161	5,482
Corporate and other	(11,529)	(12,185)
Total	$1,923	$11,643
Operating margin:
Solutions	8%	15%
Systems	3%	24%
Software	59%	62%
Corporate and other	(9)%	(11)%
Total	1%	10%
Net income applicable to common shares	$1,537	$8,237
Basic and diluted net income per common share	$0.01	$0.05
We intend that the following discussion of our financial condition and results of operations will provide information that will assist in understanding our consolidated financial statements, the changes in certain key items in those financial statements from quarter to quarter, and the primary factors that accounted for those changes.
On April 17, 2013, we filed on Form 10-K/A, an Amendment No. 1 to our Annual Report on Form 10-K in order to file separate consolidated financial statements for INOVA Geophysical for the fiscal year ended December 31, 2012, as required under SEC Regulation S-X.

For a discussion of factors that could impact our future operating results and financial condition, see Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, and Item 1A. “Risk Factors” in Part II of this Form 10-Q.
The information contained in this Quarterly Report on Form 10-Q contains references to trademarks, service marks and registered marks of ION and our subsidiaries, as indicated. Except where stated otherwise or unless the context otherwise requires, the terms “GeoVentures,” “DigiFIN,” “VectorSeis,” “FireFly,” “ARIES II,” “Orca,” “GATOR,” and “Scorpion” refer to GeoVentures®, DigiFIN®, VECTORSEIS®, FIREFLY®, ARIES® II, GATOR®, ORCA® and SCORPION® registered marks owned by ION or INOVA Geophysical, and the terms “DigiSTREAMER,” “Hawk,” “UniVib,” “G3i,” “Calypso,” and “WiBand” refer to DigiSTREAMER™, Hawk™, UniVib™, G3i™, Calypso™ and WiBand™ trademarks and service marks owned by ION or INOVA Geophysical.
Results of Operations
Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012
Our overall total net revenues of $129.7 million for the three months ended March 31, 2013 (the “Current Quarter”) increased $18.0 million, or 16%, compared to total net revenues for the three months ended March 31, 2012 (the “Comparable Quarter”). Our overall gross profit percentage for the Current Quarter was 27%, compared to 37% for the Comparable Quarter. Total operating expenses as a percentage of net revenues for the Current Quarter was 25% compared to 26% in the Comparable Quarter. For the Current Quarter, our income from operations was $1.9 million, compared to $11.6 million for the Comparable Quarter.
Net Revenues, Gross Profits and Gross Margins
Solutions — Net revenues for the Current Quarter increased by $23.1 million, or 35%, to $89.2 million, compared to $66.1 million for the Comparable Quarter. This increase was predominantly driven by (i) growth in new ventures, mostly due to a large multi-quarter 3D marine program and growth in other new venture programs offshore Australia, Africa, and in the Arctic, and (ii)  growth in our data processing business primarily driven by further international diversification and improved demand for Gulf of Mexico seismic data. Gross profit increased by $1.2 million to $20.2 million, representing a 23% gross margin, compared to $19.0 million, representing a 29% gross margin, in the Comparable Quarter. The decrease in gross margin was related to severe weather delays on our 3D marine program, decreasing our production in the acquisition of seismic data for this program while incurring incremental standby costs during the Current Quarter; however, we continue to expect this project to be profitable as a whole. This decrease in gross margin was partially offset by higher revenues recognized from our data processing activities with only a slight increase in costs due to us leveraging the semi fixed-cost nature of our processing infrastructure.
Systems — Net revenues for the Current Quarter decreased by $4.9 million, or 13%, to $31.8 million, compared to $36.7 million for the Comparable Quarter. Gross profit decreased by $7.4 million to $8.4 million, representing a 26% gross margin, for the Current Quarter compared to $15.8 million, representing a 43% gross margin, for the Comparable Quarter. This decrease in revenues and gross profits was principally due to lower demand for positioning and other towed streamer equipment and systems due to a slowdown of new vessel construction and a large sensor geophone sale in the Comparable Quarter that did not recur in the Current Quarter. This decrease in revenues was partially offset by an increase in revenue from towed streamer acquisition products, as well as delivery of two ocean-bottom cable arrays. The decrease in gross margin is due to decreased sales of our higher margin positioning products and increased sales of lower margin towed streamer acquisition products and ocean-bottom cable arrays.
Software — Net revenues for the Current Quarter were $8.7 million, compared to $8.9 million for the Comparable Quarter. Gross profit for the Current Quarter was $6.4 million, representing a 73% gross margin, which was consistent with the Comparable Quarter.
Operating Expenses
Research, Development and Engineering — Research, development and engineering expense was $9.3 million, or 7% of net revenues, for the Current Quarter, an increase of $1.6 million compared to $7.7 million, or 7% of net revenues, for the Comparable Quarter. During the Current Quarter, we continued to invest in our next generation of seismic acquisition products and services, which includes Calypso, our next generation re-deployable seabed seismic data acquisition system.

Marketing and Sales — Marketing and sales expense was $8.0 million, or 6% of net revenues, for the Current Quarter, which is comparable to $7.4 million, or 7% of net revenues, for the Comparable Quarter. The increase of $0.6 million was primarily due to investment in our Solutions sales teams to support the continued growth in this segment.
General, Administrative and Other Operating Expenses — General, administrative and other operating expenses of $15.8 million, or 12% of net revenues, for the Current Quarter, represented an increase of $1.4 million compared to $14.4 million, or 13% of net revenues, for the Comparable Quarter. The increase was principally due to significant bad debt expense of $2.9 million, primarily related to the bankruptcy filing of one of our underwriting clients in our Solutions segment. This was partially offset by lower legal fees, which were high in the Comparable Quarter due to then-outstanding litigation.
Other Items
Interest Expense, net — Interest expense, net, was $1.1 million for the Current Quarter compared to $1.5 million for the Comparable Quarter, which is consistent with the rate decrease related to our amended Credit Facility (see “— Liquidity and Capital Resources — Capital Requirements and Sources of Capital” below).
Equity in Earnings of Investments — We account for our equity investments in both INOVA Geophysical and GeoRXT as equity method investments.
We record our share of earnings and losses of our 49% interest in INOVA Geophysical on a one fiscal quarter lag basis. Thus, our share of INOVA Geophysical’s earnings for the three months ended December 31, 2012 is included in our financial results for the Current Quarter. For the Current Quarter, we recorded approximately $1.9 million of equity in earnings of INOVA Geophysical compared to $2.5 million for the Comparable Quarter. The following table reflects the summarized financial information for INOVA Geophysical for the three-month periods ended December 31, 2012 and 2011 (in thousands):

	Three Months Ended December 31,
	2012	2011
Net revenues	$59,611	$58,998
Gross profit	$12,327	$13,964
Income (loss) from operations	$(250)	$6,509
Net income	$3,742	$5,717
In late February 2013, we purchased a 30% interest GeoRXT. We record our share of earnings related to our interest in GeoRXT on a current quarter basis, unlike our recording of earnings in INOVA Geophysical, which are on a one fiscal quarter lag basis. Thus, our share of GeoRXT’s losses during the Current Quarter was approximately $(0.7) million.
Other Income (Expense) — Other income for the Current Quarter was $1.0 million compared to other expense of $(0.7) million for the Comparable Quarter. This difference was primarily related to changes in foreign currency exchange rates associated with our operations in the United Kingdom.
Income Tax Expense — Income tax expense for the Current Quarter was $1.2 million compared to $3.4 million for the Comparable Quarter. Our effective tax rates for the Current Quarter and Comparable Quarter were 40.0% and 28.9%, respectively. The change in our effective tax rate for the Current Quarter was primarily due to a $1.2 million adjustment that related to prior periods, which was partially offset by discrete tax (benefits) totaling $(0.9) million. The adjustment primarily relates to differences in prior periods between our financial statements and our tax returns, which had not been appropriately reflected in those periods. Because this adjustment was not material to either of the prior periods nor to the results or trend of earnings for 2013, it was recorded in the Current Quarter. The discrete tax benefits recorded in the Current Quarter were mainly comprised of U.S. tax benefits and credits that were extended in the American Taxpayer Relief Act of 2012, signed into law in January 2013. Excluding these amounts, our effective tax rate for the Current Quarter would have been 28.9%.
Preferred Stock Dividends — The preferred stock dividend relates to our Series D Preferred Stock. Quarterly dividends must be paid in cash. Dividends are paid at a rate equal to the greater of (i) 5.0% per annum or (ii) the three month LIBOR rate on the last day of the immediately preceding calendar quarter plus 2.5% per annum. The Series D Preferred Stock dividend rate was 5.0% at March 31, 2013.
Liquidity and Capital Resources
Sources of Capital
Our cash requirements include our working capital requirements, and cash required for our debt service payments, seismic data acquisition projects and capital expenditures. As of March 31, 2013, we had working capital of $156.1 million, which included $66.6 million of cash on hand. Capital requirements are primarily driven by our continued investment in our multi–client seismic data library (totaling $13.3 million for the Current Quarter) and, to a lesser extent, our inventory purchase obligations. Also, our headcount is a significant driver of our working capital needs. Because a significant portion of our business is involved in the planning, processing and interpretation of seismic data services, one of our largest investments is in our employees, which involves cash expenditures for their salaries, bonuses, payroll taxes and related compensation expenses.
In addition, we currently expect to exercise the option to increase our ownership percentage in GeoRXT to 50%. In order to do so would require a $40 million capital contribution into GeoRXT, of which $8 million would be through the conversion of the working capital loan we provided them in January 2013. For further discussion on our investment in GeoRXT, see “– Executive Summary – Investment in GeoRXT.”
Our working capital requirements may change from time to time depending upon many factors, including our operating results and adjustments in our operating plan required in response to industry conditions, competition, acquisition opportunities and unexpected events, such as an adverse judgment on our WesternGeco litigation, which is further discussed at Part II, Item 1A. – “Risk Factors — An unfavorable judgment in our pending litigation matter with WesternGeco could have a material adverse effect on our financial results and liquidity. In addition, there can be no assurance that any losses suffered by us as a result of any such judgment will not exceed the associated loss contingency reserve we have established” and Part II, Item 1. “Legal Proceedings.” In recent years, our primary sources of funds have been cash flows generated from our operations, our existing cash balances, debt and equity issuances and borrowings under our revolving credit facilities. At March 31, 2013, our principal outstanding credit facility consisted of a revolving line of credit providing borrowings of up to $175.0 million, of which $97.3 million was outstanding at that date, leaving $77.7 million of unused available capacity.
Revolving Line of Credit — On May 29, 2012, we amended the terms of our senior secured credit facility (the “Credit Facility”) with China Merchants Bank Co., Ltd., New York Branch, as administrative agent and lender (“CMB”). The First Amendment to Credit Agreement and Loan Documents (the “First Amendment”) modified certain provisions of our senior credit agreement with CMB that we had entered into on March 25, 2010.
As amended by the First Amendment, our Credit Facility now provides that we may make revolving credit borrowings in U.S. Dollars, Euros, British Pounds Sterling or Canadian Dollars up to an amount not to exceed the U.S. Dollar equivalent of $175.0 million. In addition, all then-outstanding term loan indebtedness under our Credit Facility was converted to revolving credit indebtedness, such that as of May 29, 2012, there was $98.3 million in total revolving credit indebtedness outstanding under our Credit Facility. For further information on our Credit Facility, see Note 6 “Long-term Debt” at Notes to Unaudited Condensed Consolidated Financial Statements.
Meeting our Liquidity Requirements
For the Current Quarter, total capital expenditures, including investments in our multi-client data library, were $17.3 million, and we are projecting additional capital expenditures for the remaining nine months of 2013 to be between $145 million and $175 million. Of the total projected capital expenditures for the remaining nine months of 2013, we are estimating that approximately $125 million to $145 million will be spent on investments in our multi-client data library.
We currently believe that our existing cash, cash generated from operations and our sources of working capital will be sufficient for us to meet our anticipated cash needs for at least the next 12 months. However, as described at Part II, Item 1A. – “Risk Factors — An unfavorable judgment in our pending litigation matter with WesternGeco could have a material adverse effect on our financial results and liquidity. In addition, there can be no assurance that any losses suffered by us as a result of any such judgment will not exceed the associated loss contingency reserve we have established” and Part II, Item 1. – “Legal Proceedings,” there are possible scenarios involving a future judgment to be rendered in the WesternGeco lawsuit that could adversely affect our liquidity. In order to appeal such a judgment, we may be required to collateralize an appeal bond for the full amount of damages entered in the judgment. If we become subject to a significant adverse judgment in the WesternGeco lawsuit, we might utilize a combination of cash on hand, undrawn balances available under our revolving line of credit under our senior debt facility and incur additional debt and/or equity financing. In addition, we may be required to reduce the amounts we spend on capital expenditures, which could adversely affect our results of operations in future periods.
Cash Flow from Operations
Net cash provided by operating activities was $34.3 million for the Current Quarter, compared to $51.8 million for the Comparable Quarter. This decrease in our net cash flows from operating activities was primarily due in part to the decrease in our income from operations for the Current Quarter compared to the Comparable Quarter. Our net cash flows provided by operating activities during the Current Quarter were impacted positively by a significant decrease in accounts receivable and unbilled receivables, offset by a negative impact due to a decrease in accounts payable, accrued expenses, accrued liabilities and deferred revenue.

Cash Flow from Investing Activities
Net cash used in investing activities was $27.7 million for the Current Quarter, compared to $6.3 million for the Comparable Quarter. The principal use of cash in our investing activities during the Current Quarter was $13.3 million for continued investment in our multi-client data library, $4.0 million for capital expenditures related to property, plant and equipment, and a total $9.5 million investment in GeoRXT, consisting of $1.5 million for the purchase of our 30% equity interest in GeoRXT, and $8.0 million loaned to GeoRXT for short-term working capital. The principal uses of cash in our investing activities during the Comparable Quarter were $24.5 million for investment in our multi-client data library, and $1.8 million of capital expenditures related to property, plant and equipment, offset by proceeds from the maturity of $20.0 million of short-term investments.
Cash Flow from Financing Activities
Net cash flow used in financing activities was a net $0.1 million for the Current Quarter, compared to $1.1 million for the Comparable Quarter. The net cash flow used in financing activities during the Current Quarter was primarily related to payments of long-term debt of $0.8 million compared to $1.4 million during the Comparable Quarter.
Inflation and Seasonality
Inflation in recent years has not had a material effect on our costs of goods or labor, or the prices for our products or services. Traditionally, our business has been seasonal, with strongest demand in the fourth quarter of our fiscal year.
Critical Accounting Policies and Estimates
Refer to our Annual Report on Form 10-K for the year ended December 31, 2012 for a complete discussion of our significant accounting policies and estimates. There have been no material changes in the Current Quarter regarding our critical accounting policies and estimates.
Foreign Sales Risks
The majority of our foreign sales are denominated in United States dollars. Product revenues are allocated to geographical locations on the basis of the ultimate destination of the equipment, if known. If the ultimate destination of such equipment is not known, product revenues are allocated to the geographical location of initial shipment. Service revenues, which primarily relate to our GeoVentures division, are allocated based upon the billing location of the customer. For the Current Quarter and Comparable Quarter, international sales comprised 79% and 67%, respectively, of total net revenues. The percentage of total sales from foreign countries increased primarily due to a decrease in sales from the U.S., as well as increased sales to customers in Europe, Latin America and the Middle East.

A summary of net revenues by geographic area follows (in thousands):	Three Months Ended March 31,
	2013	2012
Europe	$66,807	$43,658
North America	27,379	36,606
Latin America	15,388	7,728
Middle East	13,379	7,349
Asia Pacific	3,490	12,721
Africa	2,501	2,352
Commonwealth of Independent States (CIS)	793	1,296
Total	$129,737	$111,710
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion regarding our quantitative and qualitative disclosures about market risk. There have been no material changes to those disclosures during the three months ended March 31, 2013.
Item 4. Controls and Procedures
Disclosure Controls and Procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file with or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2013. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.
Changes in Internal Control over Financial Reporting. There was not any change in our internal control over financial reporting that occurred during the three months ended March 31, 2013, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
WesternGeco
In June 2009, WesternGeco L.L.C. (“WesternGeco”) filed a lawsuit against us in the United States District Court for the Southern District of Texas, Houston Division. In the lawsuit, styled WesternGeco L.L.C. v. ION Geophysical Corporation, WesternGeco alleges that we infringed several method and apparatus claims contained in four of its United States patents regarding marine seismic streamer steering devices. WesternGeco sought unspecified monetary damages and an injunction prohibiting us from making, using, selling, offering for sale or supplying any infringing products in the United States.
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
In February 2012, the Court granted WesternGeco’s motions for summary judgment, dismissing our claims as plaintiff against WesternGeco for infringement, inventorship and inequitable conduct. In response to a Motion for Summary Judgment filed jointly by us and Fugro, the Court ruled in April 2012 that we did not directly infringe WesternGeco’s method patent claims. In a pre-trial ruling on June 29, 2012, the Court ruled that, if a particular patent claim of WesternGeco was held to be valid and enforceable at the upcoming trial, our supplying of our DigiFIN lateral streamer control system from the United States to our customers overseas with an intention for the customers to combine DigiFIN with other required components of the patent claim, would infringe one claim in one of WesternGeco’s asserted patents, U.S. Patent No. 7,293,520.
Trial began on July 23, 2012. During the trial, Fugro settled all claims asserted against it by WesternGeco and obtained a global license from WesternGeco. A verdict was returned by the jury on August 16, 2012, finding that we willfully infringed the claims contained in the four patents by supplying DigiFIN from the United States and awarded WesternGeco the sum of $105.9 million in damages, consisting of $12.5 million in reasonable royalty and $93.4 million in lost profits. We believe that the verdict is not consistent with applicable law or the facts or evidence in the case and, in September 2012, filed motions with the trial court to overturn all or portions of the verdict.
The ultimate outcome of the case in the trial court, and the content of the final judgment as a whole, presently rests with the presiding trial court judge. The next step in the case is for the trial court judge to decide post-verdict motions filed by the parties and enter a final judgment. The final judgment will determine the result of the trial prior to appeal. When he enters a final judgment in the case, the judge can choose to follow the jury verdict or to take other actions, such as changing to a different result or ordering an entirely new trial. As of the filing date of this Quarterly Report on Form 10-Q, the Court had not yet entered a final judgment in the case.

If the Court enters a final judgment that is adverse to us, we intend to appeal the judgment to the United States Court of Appeals for the Federal Circuit. WesternGeco would also have the right to elect to appeal any final judgment.
In rendering its verdict, the jury determined that our infringement was willful. Because the jury verdict indicated willfulness, the trial court judge will determine whether, in his independent judgment, we willfully infringed and he should declare this case to be “exceptional.” In order for the judge to find willful infringement and whether this case is exceptional, WesternGeco must prove, by clear and convincing evidence, that we acted with objective recklessness and in bad faith, fraudulently or engaged in similar misconduct related to the case. If the judge finds willful infringement and declares this case to be exceptional, the judge has the discretion, but not the obligation, to enhance the damages amount, not to exceed a trebling of the final judgment damages award plus reasonable attorneys’ fees. We believe that, given our understanding and judgment of applicable law and the relevant facts and evidence in this case, and after considering the advice of counsel, it is unlikely that we will incur any additional loss as a result of the jury’s finding of willfulness.
Based on our understanding and judgment of relevant law and the facts and merits of this case, including appellate defenses, and after considering the advice of counsel, we have determined it is probable that, after exhaustion of all appeals, this lawsuit will result in a loss contingency to us in the amount of approximately $10 million, consisting of reasonable royalty damages, interest and court costs. We have reserved for this loss contingency.
It is reasonably possible that we may not ultimately prevail in the litigation and appeals process and that our loss related to the lawsuit could exceed the amount currently accrued, up to the amount of the damages in the jury verdict plus interest and court costs, or even higher if the Court decides to enhance the damages as described above. However, we do not believe that a loss of this magnitude is probable. Our assessment of our potential loss contingency may change in the future due to developments at the trial court or appellate court and other events, such as changes in applicable law, and such reassessment could lead to the determination that no loss contingency is probable or that a greater loss contingency is probable, which could have a material effect on our financial condition or results of operations.
As stated above, we intend to appeal the judgment to the United States Court of Appeals for the Federal Circuit if the trial court enters a judgment adverse to us. In order to appeal the judgment, we may be required to post an appeal bond for each full amount of damages entered in the judgment. To be prepared for a possible adverse judgment in this case, we have arranged with sureties to post an appeal bond on our behalf if necessary. The terms of the bond enable the surety to require us to post collateral with the surety at any time the bond is outstanding, for up to the full amount of the bond. Depending on the size of the bond and the level of required collateral, in order to collateralize the bond, we might need to utilize a combination of cash on hand, undrawn balances available under the revolving line of credit and possibly incur additional debt and/or equity financing, and the collateralization of a large appeal bond could have a possible adverse effect on our liquidity. If we are unable to post the appeal bond, we may be unable to stay enforcement of the judgment or appeal the case. At this time, we are unable to determine whether an appeal bond would be required, the amount of such an appeal bond, or whether and to what extent the sureties may require the appeal bond to be collateralized in the future. Similarly, we are unable to predict the timing of the final judgment being entered by the trial court or the timing of posting any required appeal bond.
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
In May 2012, the judge ruled that Fletcher did not have the right to consent with respect to two promissory notes executed and delivered by the Canadian subsidiary in September 2008 in connection with our purchase of ARAM Systems Ltd., but that Fletcher did have the right to consent to the execution and delivery in December 2008 of a replacement promissory note in the principal amount of $35 million, and that we had violated Fletcher’s consent right by the subsidiary’s executing and delivering the replacement promissory note without Fletcher’s consent. Fletcher has since declared to the Court that it will not pursue damages related to the issuance of the replacement $35 million promissory note.

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
We believe that the monetary damages suffered by Fletcher as a result of our subsidiary executing and delivering the convertible note without Fletcher’s consent are nonexistent or nominal, and that the ultimate outcome of the lawsuit will not result in a material adverse effect on our financial condition or results of operations.
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
Item 1A. Risk Factors
This report contains or incorporates by reference statements concerning our future results and performance and other matters that are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Exchange Act. These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “would,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of such terms or other comparable terminology. Examples of other forward-looking statements contained or incorporated by reference in this report include statements regarding:

•
the expected outcome of the WesternGeco litigation (see “ — An unfavorable judgment in our pending litigation matter with WesternGeco could have a material adverse effect on our financial results and liquidity. In addition, there can be no assurance that any losses suffered by us as a result of any such judgment will not exceed the associated loss contingency reserve we have established” below) and future potential adverse effects on our liquidity in the event that we are subject to a significant adverse judgment in this matter;

•	and must post and collateralize an appeal bond for the full amount of damages entered in a judgment;

•	expected continued industry-wide increases in capital expenditures for seismic activities;

•	the effects of current and future economic turmoil in Europe;

•	the timing of anticipated sales and associated realized revenues;

•	future levels of spending by our customers;

•	the effects of current and future unrest in the Middle East, North Africa and other regions;

•	the effects of current and future worldwide economic conditions and demand for oil and natural gas and seismic equipment and services;

•	future benefits to be derived from our INOVA Geophysical joint venture and our recently-acquired interest in our new GeoRXT B.V. joint venture;

•	future oil and gas commodity prices, including the effects of changes in spot prices for U.S. natural gas;

•	the timing of future revenue realization of anticipated orders for seismic data processing work in our Solutions segment;

•	expected net revenues, income from operations and net income;

•	expected gross margins for our products and services;

•	future seismic industry fundamentals, including future demand for seismic services and equipment;

•	future benefits to our customers to be derived from new products and services;

•	future benefits to be derived from our investments in technologies and acquired companies;

•	future growth rates for our products and services;

•	the degree and rate of future market acceptance of our new products and services;

•	expectations regarding oil and gas exploration and production companies and contractor end-users purchasing our more technologically-advanced products and services;

•	anticipated timing and success of commercialization and capabilities of products and services under development and start-up costs associated with their development;

•	future cash needs and future availability of cash to fund our operations and pay our obligations;

•	potential future acquisitions;

•	future levels of our capital expenditures;

•	future opportunities for new products and projected research and development expenses;

•	expected continued compliance with our debt financial covenants;

•	expectations regarding realization of deferred tax assets; and

•	anticipated results regarding accounting estimates we make.
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
Information regarding factors that may cause actual results to vary from our expectations, referred to as “risk factors,” appears in our Annual Report on Form 10-K for the year ended December 31, 2012 in Part I, Item 1A. “Risk Factors,” as previously filed with the SEC. There have been no material changes from the risk factors previously disclosed in such Form 10-K, except for the following:
An unfavorable judgment in our pending litigation matter with WesternGeco could have a materially adverse effect on our financial results and liquidity. In addition, there can be no assurance that any losses suffered by us as a result of any such judgment will not exceed the associated loss contingency reserve we have established.
In August 2012, a jury in the WesternGeco L.L.C. v. ION Geophysical Corporation litigation returned a verdict of approximately $105.9 million in damages against us (for information, see Item 1. – “Legal Proceedings” above). As of the date of this Quarterly Report on Form 10-Q, the federal district trial court had not entered its final judgment in the matter. Because the jury concluded that our infringement was willful, the trial court judge will determine, in his independent judgment, whether we willfully infringed and whether this case is “exceptional.” In order for the judge to find willful infringement and declare this case exceptional, WesternGeco must prove, by clear and convincing evidence, that we acted with objective recklessness and in bad faith, fraudulently or engaged in similar misconduct related to the case. If the judge finds willful infringement and declares this case to be exceptional, the judge has the discretion, but not the obligation, to enhance the damages awarded, not to exceed a trebling of the final judgment damages award plus reasonable attorneys' fees. If the trial court enters a final judgment that is adverse to us, absent a reversal on appeal, we would be liable for the entire judgment amount, which could adversely affect our financial condition.
In order to appeal the final judgment, we may be required to post an appeal bond for the full amount of damages entered in the judgment. To be prepared for a possible adverse judgment in this case, we have arranged with sureties to post an appeal bond on our behalf if necessary. However, the terms of the bond enable each surety to require us to post collateral with the surety at any time the bond is outstanding, for up to the full amount of the bond. Depending on the size of the bond and the level of required collateral, in order to collateralize the bond we might need to utilize a combination of cash on hand and undrawn balances available under our revolving line of credit under our senior debt facility and possibly incur additional debt and/or equity financing, and the collateralization of a large appeal bond could have a material and adverse effect on our liquidity. If we are unable to post the appeal bond, we may be unable to stay enforcement of the judgment or appeal the case. At this time, we are unable to determine whether an appeal bond would be required, the amount of such an appeal bond, or whether and to what extent the sureties may require the appeal bond to be collateralized in the future. Similarly, we are unable to predict the timing of the final judgment being entered by the trial court or the timing of posting any required appeal bond.
Any requirements that we collateralize the appeal bond will reduce our liquidity and the borrowings available under our credit facility. No assurances can be made whether our efforts to raise additional cash would be successful and, if so, on what terms and conditions, and at what cost we might be able to secure any such financing. If additional funds are raised through the issuance of debt and/or equity securities, these securities could have rights, preferences and privileges more favorable to those than our current debt or equity securities, and the terms of these securities could impose further restrictions on our operations. If we are unable to raise additional capital under these circumstances, our business, operating results and financial condition may be materially harmed.

If our efforts on appeal to reverse or reduce the verdict substantially are unsuccessful, it would likely have the effect of reducing our capital resources available to fund our operations and take advantage of certain business opportunities, which could have a material adverse effect on our business, results of operations and financial condition.
In addition, we have recorded a reserve of $10 million with respect to the loss contingency relating to this lawsuit, consisting of reasonable royalty damages, interest and court costs. It is reasonably possible that we may not ultimately prevail in the litigation and appeals process and that our loss related to the lawsuit could exceed the amount currently accrued, up to the amount of the damages in the jury verdict plus interest and court costs, or even higher if the Court decides to enhance the damages as described above. Our assessment of our potential loss contingency may change in the future due to developments at the trial court or appellate court and other events, such as changes in applicable law, and such reassessment could lead to the determination that no loss contingency is probable or that a greater loss contingency is probable, which could have a material effect on our business, results of operations and financial condition.
Our joint ventures involve numerous risks.
Our INOVA Geophysical joint venture with BGP is focused on designing, engineering, manufacturing, research and development, sales and marketing, and field support of land-based equipment used in seismic data acquisition for the oil and gas industry. Excluded from the scope of the joint venture business are the analog sensor businesses of our company and BGP and the businesses of certain companies in which BGP or we are currently a minority owner. In addition to these excluded businesses, all of our other businesses — including our Solutions, Systems and Software segments — remain owned and operated by us and do not comprise a part of the joint venture. In February 2013, we purchased a 30% equity interest in GeoRXT and would intend in the future to increase our equity interest in GeoRXT to 50%. GeoRXT is headquartered in Rio de Janeiro, Brazil, and specializes in seismic acquisition using ocean-bottom cables that are deployed from vessels that GeoRXT leases.
There can be no assurance that we will achieve the expected benefits of our joint ventures. These joint ventures (and any future joint ventures or acquisitions that we may complete), may result in unexpected costs, expenses and liabilities, which may have a material adverse effect on our business, results of operations and financial condition. The joint ventures may encounter difficulties in developing and expanding their businesses. We may experience difficulties in funding any future capital contributions to the joint ventures, exercising influence over the management and activities of the joint ventures, quality control over joint venture products and services and potential conflicts of interest with the joint ventures and our joint venture partners. Any inability to meet our obligations as a joint venture partner under the joint venture agreements could result in our being subject to penalties and reduced percentage interests in the joint ventures for our company. Also, in the case of INOVA Geophysical, we could be disadvantaged in the event of disputes and controversies with our joint venture partner, since BGP, our joint venture partner, is a relatively significant customer of our services and products and future services and products of the joint venture as well as a holder of approximately 15% of our common stock.
INOVA Geophysical provides a bank stand by letter of credit and guaranty as support for our obligations under our senior secured credit facility. Any failure by INOVA Geophysical to perform its obligations under its guaranty arrangements may cause acceleration of the maturity date of the indebtedness under our senior secured credit facility.
The joint ventures are also subject to, and expose us to, various additional risks that could adversely affect our results of operations. These risks include the following:

•	increased costs associated with the integration and operation of the new businesses and the management of geographically dispersed operations;

•	risks associated with the assimilation of new technologies, operations, sites and personnel;

•	difficulties in retaining and integrating key technical, sales and marketing personnel and the possible loss of such employees and costs associated with their loss;

•	difficulties associated with preserving relationships with our customers, partners and vendors;

•	risks that any technology developed by the joint ventures may not perform as well as we had anticipated;

•	the diversion of management's attention and other resources from other business operations and related concerns;

•	the potential inability to replicate operating efficiencies in the joint ventures' operations;

•	potential impairment of goodwill and intangible assets;

•	the requirement to maintain uniform standards, controls and procedures;

•	the impairment of relationships with employees and customers as a result of the integration of management personnel from different companies;

•
the divergence of our interests from our joint venture partners' interests in the future, disagreements with our joint venture partners on ongoing manufacturing, research and development and operational activities, or the amount, timing or nature of further investments in the joint ventures;

•	the failure by our joint venture partner to fulfill its obligations or provide funding to the joint venture which may result in increased obligations on our part;

•	the terms of our joint venture arrangements may turn out to be unfavorable to us;

•
because we currently own 49% of the total equity interests in INOVA Geophysical and 30% of the total equity interests in our GeoRXT joint venture, there are certain decisions affecting the businesses of the joint ventures that we cannot control or influence (in the event that we exercise our option to increase our ownership percentage in GeoRXT to 50%, we would still not be able to approve decisions requiring majority approval without the approval of our joint venture partner, as we would have the ability to appoint only half of the directors of GeoRXT);

•
due to their international scope and the industries in which they operate, the joint ventures may be subject to a variety of anti-corruption and anti-bribery laws, and a violation of those laws may result in criminal or civil sanctions, including material monetary fines, penalties and other costs against the joint ventures, or against us or our employees, and may have a material adverse effect on our business;

•	we may not be able to realize the operating efficiencies, cost savings or other benefits that we expect from the joint ventures;

•
the joint ventures' cash flows may be inadequate to fund their respective capital requirements, thereby requiring additional contributions to the capital of the joint ventures by us and our joint venture partners;

•	joint venture profits and cash flows may prove inadequate to fund cash dividends from the joint ventures to the joint venture partners; and

•	the joint ventures may experience difficulties and delays in production of the joint ventures' products and in performance of the joint ventures' services.
In addition, the terms of INOVA Geophysical's governing instruments and the agreements regarding BGP's investment in our company contain a number of restrictive provisions affecting us. For example, an investors' rights agreement grants pre-emptive rights to BGP with respect to certain future issuances of our stock. These restrictions may adversely affect our ability to quickly raise funds through a future issuance of our securities.
INOVA Geophysical has caused a standby letter of agreement to be issued in support of our obligations under our senior secured credit agreement. In the event INOVA Geophysical is dissolved or the agent under our senior secured credit facility determines in good faith that INOVA Geophysical is unable to perform its obligations under its guaranty, the maturity date of our senior secured credit facility could be accelerated..
Our senior secured credit agreement is guaranteed by a $175.0 million standby letter of credit issued by China Merchant Bank, Tianjin Branch, on behalf of INOVA Geophysical (the “INOVA LC”). The agent under our senior secured credit agreement, CMB, may draw on the INOVA LC to pay unpaid amounts due to CMB under our senior secured credit agreement. We have also entered into a credit support agreement with INOVA Geophysical whereby we have agreed to indemnify INOVA Geophysical for any and all losses sustained by INOVA Geophysical that arise out of or are a result of the enforcement of the INOVA LC. Our senior secured credit agreement provides that in the event that INOVA is dissolved or the agent determines in good faith that INOVA is unable to perform its obligations under its guaranty, the maturity date of the indebtedness would be accelerated to that date which is 18 months after such dissolution or determination.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) During the three months ended March 31, 2013, in connection with the vesting of (or lapse of restrictions on) shares of our restricted stock held by certain employees, we acquired shares of our common stock in satisfaction of tax withholding obligations that were incurred on the vesting date. The date of acquisition, number of shares and average effective acquisition price per share were as follows:

Period	(a) Total Number of Shares Acquired	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Program
January 1, 2013 to January 31, 2013	—	$—	Not applicable	Not applicable
February 1, 2013 to February 28, 2013	—	$—	Not applicable	Not applicable
March 1, 2013 to March 31, 2013	5,203	$6.65	Not applicable	Not applicable
Total	5,203	$6.65

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

101
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three-months ended March 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three-months ended March 31, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows for the three-months ended March 31, 2013 and 2012, and (v) Notes to Condensed Consolidated Financial Statements.*

*
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
Date: April 30, 2013

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

101
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three-months ended March 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three-months ended March 31, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows for the three-months ended March 31, 2013 and 2012, and (v) Notes to Condensed Consolidated Financial Statements.*

*
In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.