Form 10-Q
period 2013-06-30
ION GEOPHYSICAL CORP
filed 2013-08-08
CIK 866609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒
At July 31, 2013, there were 157,053,797 shares of common stock, par value $0.01 per share, outstanding.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS FOR FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2013

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2013	December 31, 2012
	( In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$109,501	$60,971
Accounts receivable, net	92,712	127,136
Unbilled receivables	98,944	89,784
Inventories	79,495	70,675
Prepaid expenses and other current assets	20,294	25,605
Total current assets	400,946	374,171
Deferred income tax asset	81,961	28,414
Property, plant, equipment and seismic rental equipment, net	40,001	33,772
Multi-client data library, net	227,139	230,315
Equity method investments	77,654	73,925
Goodwill	53,991	55,349
Intangible assets, net	12,992	14,841
Other assets	15,731	9,796
Total assets	$910,415	$820,583
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$4,388	$3,496
Accounts payable	29,996	28,688
Accrued expenses	87,600	124,095
Accrued multi-client data library royalties	24,284	26,300
Deferred revenue	18,566	26,899
Total current liabilities	164,834	209,478
Long-term debt, net of current maturities	179,319	101,832
Other long-term liabilities	132,339	8,131
Total liabilities	476,492	319,441
Redeemable noncontrolling interest	2,229	2,123
Equity:
Cumulative convertible preferred stock	27,000	27,000
Common stock, $0.01 par value; authorized 200,000,000 shares; outstanding 157,022,597 and 156,356,949 shares at June 30, 2013 and December 31, 2012, respectively, net of treasury stock	1,570	1,564
Additional paid-in capital	853,575	848,669
Accumulated deficit	(429,218)	(360,297)
Accumulated other comprehensive loss	(15,124)	(11,886)
Treasury stock, at cost, 849,539 shares at both June 30, 2013 and December 31, 2012	(6,565)	(6,565)
Total stockholders’ equity	431,238	498,485
Noncontrolling interests	456	534
Total equity	431,694	499,019
Total liabilities and equity	$910,415	$820,583
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Service revenues	$89,603	$72,844	$179,552	$139,478
Product revenues	31,312	32,370	71,100	77,446
Total net revenues	120,915	105,214	250,652	216,924
Cost of services	66,965	43,321	136,238	90,727
Cost of products	17,332	15,950	42,839	39,098
Gross profit	36,618	45,943	71,575	87,099
Operating expenses:
Research, development and engineering	9,087	10,306	18,377	18,032
Marketing and sales	8,968	8,654	16,948	16,071
General, administrative and other operating expenses	11,793	14,011	27,557	28,381
Total operating expenses	29,848	32,971	62,882	62,484
Income from operations	6,770	12,972	8,693	24,615
Interest expense, net	(2,756)	(1,364)	(3,822)	(2,882)
Equity in earnings (losses) of investments	(6,338)	3,777	(5,222)	6,245
Other income (expense), net	(107,118)	895	(106,091)	209
Income (loss) before income taxes	(109,442)	16,280	(106,442)	28,187
Income tax expense (benefit)	(38,705)	4,184	(37,504)	7,629
Net income (loss)	(70,737)	12,096	(68,938)	20,558
Net income (loss) attributable to noncontrolling interest	(59)	281	17	394
Net income (loss) attributable to ION	(70,796)	12,377	(68,921)	20,952
Preferred stock dividends	338	338	676	676
Net income (loss) applicable to common shares	$(71,134)	$12,039	$(69,597)	$20,276
Net income (loss) per share:
Basic	$(0.45)	$0.08	$(0.44)	$0.13
Diluted	$(0.45)	$0.08	$(0.44)	$0.13
Weighted average number of common shares outstanding:
Basic	156,910	155,631	156,689	155,587
Diluted	156,910	162,575	156,689	162,594

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Net income (loss)	$(70,737)	$12,096	$(68,938)	$20,558
Other comprehensive income (loss), net of taxes, as appropriate:
Foreign currency translation adjustments	597	(1,503)	(3,044)	265
Equity interest in investees' other comprehensive income (loss)	(526)	369	(549)	716
Unrealized income (loss) on available-for-sale securities	245	(499)	177	463
Other changes in other comprehensive income (loss)	102	(34)	178	(27)
Total other comprehensive income (loss), net of taxes	418	(1,667)	(3,238)	1,417
Comprehensive net income (loss)	(70,319)	10,429	(72,176)	21,975
Comprehensive income (loss) attributable to noncontrolling interest	(59)	281	17	394
Comprehensive net income (loss) attributable to ION	$(70,378)	$10,710	$(72,159)	$22,369

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(68,938)	$20,558
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization (other than multi-client data library)	8,302	6,825
Amortization of multi-client data library	36,679	38,918
Stock-based compensation expense	3,831	2,992
Equity in (earnings) losses of investments	5,222	(6,245)
Gain on sale of cost-method investment	(3,591)	—
Accrual for loss contingency related to legal proceedings	110,000	—
Deferred income taxes	(48,627)	(2,225)
Change in operating assets and liabilities:
Accounts receivable	34,259	61,701
Unbilled receivables	(9,160)	(32,300)
Inventories	(8,993)	(5,447)
Accounts payable, accrued expenses and accrued royalties	(26,487)	9,041
Deferred revenue	(8,242)	(6,176)
Other assets and liabilities	4,026	(1,912)
Net cash provided by operating activities	28,281	85,730
Cash flows from investing activities:
Investment in multi-client data library	(33,503)	(52,581)
Purchase of property, plant and equipment	(8,963)	(4,890)
Investment in seismic rental equipment	—	(1,384)
Investment in and advances to GeoRXT	(9,500)	—
Proceeds from sale of investment	4,150	—
Maturity of short-term investments	—	20,000
Investment in convertible note	(2,000)	(1,000)
Other investing activities	76	—
Net cash used in investing activities	(49,740)	(39,855)
Cash flows from financing activities:
Proceeds from issuance of notes	175,000	—
Payments under amended revolving line of credit	(97,250)	(1,000)
Borrowings under amended revolving line of credit	—	98,250
Repayment of term loan	—	(98,250)
Payments on long-term debt	(1,815)	(2,081)
Cost associated with issuance of notes	(6,731)	—
Cost associated with debt amendment	—	(1,313)
Payment of preferred dividends	(676)	(676)
Proceeds from exercise of stock options	1,972	317
Other financing activities	302	(101)
Net cash provided by (used in) financing activities	70,802	(4,854)
Effect of change in foreign currency exchange rates on cash and cash equivalents	(813)	(141)
Net increase in cash and cash equivalents	48,530	40,880
Cash and cash equivalents at beginning of period	60,971	42,402
Cash and cash equivalents at end of period	$109,501	$83,282
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1)    Basis of Presentation
The condensed consolidated balance sheet of ION Geophysical Corporation and its subsidiaries (collectively referred to as the “Company” or “ION,” unless the context otherwise requires) at December 31, 2012 has been derived from the Company’s audited consolidated financial statements at that date. The condensed consolidated balance sheet at June 30, 2013, and the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2013 and 2012 and the condensed consolidated statements of cash flows for the six months ended June 30, 2013 and 2012, are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the operating results for a full year or of future operations.
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
(2)    Segment Information
The Company operates through three business segments – Solutions, Systems and Software. In addition, the Company has a 49% ownership interest in its INOVA Geophysical joint venture. The Company measures segment operating results based on income from operations. See Note 3 “Equity Method Investments” for the summarized financial information for INOVA Geophysical.
A summary of segment information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenues:
Solutions:
New Venture	$33,249	$21,544	$81,685	$50,538
Data Library	21,521	22,235	30,969	32,503
Total multi-client revenues	54,770	43,779	112,654	83,041
Data Processing	33,849	28,190	65,135	55,055
Total	$88,619	$71,969	$177,789	$138,096
Systems:
Towed Streamer	$12,570	$13,727	$26,119	$29,531
Ocean Bottom	383	1,616	7,148	5,135
Other	10,895	7,476	22,428	24,859
Total	$23,848	$22,819	$55,695	$59,525
Software:
Software Systems	$7,464	$9,551	$15,405	$17,921
Services	984	875	1,763	1,382
Total	$8,448	$10,426	$17,168	$19,303
Total	$120,915	$105,214	$250,652	$216,924
Gross profit:
Solutions	$21,890	$28,904	$42,087	$47,889
Systems	8,802	9,234	17,182	25,046
Software	5,926	7,805	12,306	14,164
Total	$36,618	$45,943	$71,575	$87,099

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Gross margin:
Solutions	25%	40%	24%	35%
Systems	37%	40%	31%	42%
Software	70%	75%	72%	73%
Total	30%	44%	29%	40%
Income from operations:
Solutions	$11,021	$17,434	$18,378	$27,040
Systems	1,504	995	2,438	9,735
Software	4,955	6,879	10,116	12,361
Corporate and other	(10,710)	(12,336)	(22,239)	(24,521)
Income from operations	6,770	12,972	8,693	24,615
Interest expense, net	(2,756)	(1,364)	(3,822)	(2,882)
Equity in earnings (losses) of investments	(6,338)	3,777	(5,222)	6,245
Other income (expense), net	(107,118)	895	(106,091)	209
Income (loss) before income taxes	$(109,442)	$16,280	$(106,442)	$28,187

(3)    Equity Method Investments
The following table reflects the change in the Company’s equity method investments and note receivable from equity method investees during the six months ended June 30, 2013 (in thousands):

	INOVA Geophysical	GeoRXT	Total
Investment at December 31, 2012	$73,925	$—	$73,925
Investment in equity	—	1,500	1,500
Note receivable	—	8,000	8,000
Equity in losses of investments	(2,876)	(2,346)	(5,222)
Equity interest in investees' other comprehensive income (loss)	(549)	—	(549)
Investments at June 30, 2013	$70,500	$7,154	$77,654
GeoRXT — In late February 2013, the Company purchased from Reservoir Exploration Technology ASA its 30% interest in a joint venture entity, GeoRXT B.V. (“GeoRXT”), for $1.5 million. GeoRXT is headquartered in Rio de Janeiro, Brazil, and specializes in seismic acquisition operations using ocean-bottom cables deployed from vessels leased by GeoRXT. The Company was granted an option, exercisable at any time on or prior to May 15, 2013, to increase its ownership percentage to 50%, which would have required making additional capital contributions to GeoRXT of $40.0 million. Additionally, the Company provided GeoRXT with an $8.0 million working capital loan, the repayment of which is guaranteed by the Company’s majority joint venture partner in GeoRXT, Georadar Levantamentos Geofisicos S/A (“Georadar”). The stated maturity date of the loan was May 25, 2013. The Company continues to perform a due diligence review of GeoRXT and has not yet increased its ownership interest in GeoRXT to a 50% equity interest. If the Company increases its ownership interest, a portion of the Company’s required capital contribution to GeoRXT for the additional equity interest would likely be effectively funded through the conversion of the loan into equity. As a result, the Company has elected to allow this loan to remain outstanding until the Company decides whether to increase its ownership interest.
The Company accounts for its interest in GeoRXT on a current basis; its shares of losses in GeoRXT for the three months and six months ended June 30, 2013 were $1.6 million and $2.3 million, respectively. The Company’s share of losses for the three months ended June 30, 2013 would have effectively reduced its equity method investment in GeoRXT to less than zero. Therefore, the Company reduced its equity method investment to zero and recorded its share of additional losses, totaling $0.8 million, to reduce the carrying value of the note receivable from GeoRXT. The following table reflects the summarized financial information for GeoRXT for the three months ended June 30, 2013 and the period from March 1 to June 30, 2013 (in thousands):

	Three Months Ended June 30, 2013	Period from March 1 to June 30, 2013
Net revenues	$13,698	$19,668
Gross profit	$(195)	$122
Loss from operations	$(5,107)	$(6,876)
Net loss	$(5,151)	$(7,045)
INOVA Geophysical — The Company accounts for its 49% interest in INOVA Geophysical as an equity method investment and records its share of earnings and losses of INOVA Geophysical on a one fiscal quarter lag basis. For the three and six months ended June 30, 2013, the Company recorded its share of losses from INOVA Geophysical of $(4.7) million and $(2.9) million, respectively, compared to equity earnings in the same periods one year ago of $3.8 million and $6.2 million, respectively. The following table reflects the summarized financial information for INOVA Geophysical for the three months ended March 31, 2013 and 2012 and the six-month periods from October 1 to March 31 of 2013 and 2012 (in thousands):

	Three months ended March 31,		Six-Month Period from October 1 through March 31
	2013	2012	2013	2012
Net revenues	$22,095	$56,779	$81,706	$115,777
Gross profit	$1,808	$19,502	$14,135	$33,466
Income (loss) from operations	$(8,511)	$8,910	$(8,761)	$15,419
Net income (loss)	$(9,772)	$8,654	$(6,030)	$14,371
(4)    Net Income (Loss) per Share
Basic net income (loss) per common share is computed by dividing net income (loss) applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is determined based on the assumption that dilutive restricted stock and restricted stock unit awards have vested and outstanding dilutive stock options have been exercised and the aggregate proceeds were used to reacquire common stock using the average price of such common stock for the period. The total number of shares issued or reserved for future issuance under outstanding stock options at June 30, 2013 and 2012 was 7,313,250 and 6,745,354, respectively, and the total number of shares of restricted stock and shares reserved for restricted stock units outstanding at June 30, 2013 and 2012 was 989,354 and 837,104, respectively.
As of June 30, 2013, there are 27,000 outstanding shares of the Company’s Series D Cumulative Convertible Preferred Stock (“Series D Preferred Stock”), which may currently be converted, at the holder’s election, into up to 6,065,075 shares of the Company’s common stock. The effects of the dilutive stock awards and the outstanding shares of Series D Preferred Stock were anti-dilutive for three and six months ended June 30, 2013.
The following table summarizes the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss) applicable to common shares	$(71,134)	$12,039	$(69,597)	$20,276
Income impact of assumed Series D Preferred Stock conversion	—	338	—	676
Net income (loss) after assumed Series D Preferred Stock conversion	$(71,134)	$12,377	$(69,597)	$20,952
Weighted average number of common shares outstanding	156,910	155,631	156,689	155,587
Effect of dilutive stock awards	—	879	—	942
Effect of convertible preferred stock	—	6,065	—	6,065
Weighted average number of diluted common shares outstanding	156,910	162,575	156,689	162,594
Basic net income (loss) per share	$(0.45)	$0.08	$(0.44)	$0.13
Diluted net income (loss) per share	$(0.45)	$0.08	$(0.44)	$0.13

(5)    Long-term Debt

Obligations (in thousands)	June 30, 2013	December 31, 2012
Senior secured second-priority notes	$175,000	$—
Revolving line of credit	—	97,250
Facility lease obligation	1,936	2,334
Equipment capital leases	6,771	5,744
Total	183,707	105,328
Current portion of long-term debt and lease obligations	(4,388)	(3,496)
Non-current portion of long-term debt and lease obligations	$179,319	$101,832

Senior Secured Second-Priority Notes
On May 13, 2013, the Company sold $175 million aggregate principal amount of 8.125% Senior Secured Second-Priority Notes due 2018 (“Notes”) in a private offering pursuant to an Indenture dated as of May 13, 2013.  The Notes are senior secured second-priority obligations of the Company, are guaranteed by certain of the Company’s U.S. subsidiaries, and mature on May 15, 2018.  Interest on the Notes accrues at the rate of 8.125% per annum and will be payable semiannually in arrears on May 15 and November 15, commencing on November 15, 2013.
On or after May 15, 2015, the Company may on one or more occasions redeem all or a part of the Notes at the redemption prices set forth below, plus accrued and unpaid interest and special interest, if any, on the Notes redeemed during the twelve-month period beginning on May 15th of the years indicated below:

Date	Percentage
2015	104.063%
2016	102.031%
2017 and thereafter	100.000%
The Notes are initially jointly and severally guaranteed on a senior secured basis by each of the Company’s current material U.S. subsidiaries: GX Technology Corporation, ION Exploration Production (U.S.A.), Inc. and I/O Marine Systems, Inc. (the “Notes Guarantors”). The Notes and the guarantees are secured, subject to certain exceptions and permitted liens, by second-priority liens on substantially all of the assets that secure the indebtedness under the Company's senior first-priority secured credit facility with China Merchants Bank Co., Ltd., New York Branch (“CMB”) as administrative agent and lender under the facility (see “- Revolving Line of Credit” below). The indebtedness under the Notes is effectively junior to the Company's obligations under the senior secured credit facility to the extent of the value of the collateral securing the facility, and to any other indebtedness secured on a first-priority basis to the extent of the value of the Company's assets subject to those first-priority security interests.
The Company used the net proceeds from the offering to repay outstanding indebtedness under its senior secured credit facility with CMB and for general corporate purposes, including for potential additional capital contributions to GeoRXT. The Notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or applicable state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state laws.
The Notes contain certain covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to:

•
Make certain investments; pay certain dividends or distributions on the capital stock or other equity interests of the Company or any restricted subsidiary; purchase, redeem or retire capital stock or certain indebtedness or make other types of restricted payments, unless

•	No default under the Indenture has occurred or would occur as a result of such payment or investment,

•
The Company would, after giving pro forma effect to such investment or payment, have been permitted to incur at least $1.00 of additional indebtedness under a Fixed Charge Coverage Ratio test under the Indenture and

•
The aggregate cumulative amount of all such payments or investments would not exceed a sum calculated by reference to, among other items, the Company's consolidated net income, proceeds from certain sales of equity or assets, certain conversions or exchanges of debt for equity and certain other reductions in indebtedness;

•
Incur additional indebtedness or issue certain preferred stock, unless the Fixed Charge Coverage Ratio for the four most recently completed fiscal quarters immediately prior to such incurrence or issuance would have been 2.0 to 1.0, as determined on a pro forma basis as if the debt had been incurred or the stock issued at the beginning of such four-quarter period;

•	Create, incur or assume any lien, except certain permitted liens;

•
Restrict or encumber the ability of any restricted subsidiary to (i) pay dividends on or make any other distributions with respect to its equity interests, (ii) pay indebtedness owed to the Company or any restricted subsidiary, (iii) make loans or advances to the Company or any of its restricted subsidiaries or (iv) sell, lease or transfer properties or assets to the Company or any restricted subsidiary;

•
Carry out certain mergers or consolidations with another entity, or sell, assign or lease all or substantially all of the properties or assets of the Company and its Restricted Subsidiaries, taken as a whole, unless

•	No default under the Indenture has occurred or would occur as a result of such merger or sale, and

•
The Fixed Charge Coverage Ratio of the Company or its successor for the four most recently completed fiscal quarters immediately prior to such merger or sale would have been 2.0 to 1.0, as determined on a pro forma basis as if the merger or sale and any related financing transactions had occurred at the beginning of such four-quarter period, which would permit the Company or its successor to incur additional indebtedness under the Indenture;

•	Create unrestricted subsidiaries; or

•	Enter into certain transactions with affiliates of the Company.
These and other restrictive covenants contained in the Indenture are subject to important exceptions and qualifications. All of the Company's subsidiaries are currently restricted subsidiaries.
As of June 30, 2013, the Company was in compliance with these covenants.
In connection with the offering of the Notes, the Company entered into a consent agreement with CMB as administrative agent and lender under the Company’s senior secured credit facility. See “— Revolving Line of Credit” below.
In connection with the issuance of the Notes, the Company and the Notes Guarantors entered into a second lien intercreditor agreement dated as of May 13, 2013 (the “Intercreditor Agreement”) with, among others, CMB, as administrative agent, first lien representative for the first lien secured parties and collateral agent for the first lien secured parties, the trustee under the Indenture and the collateral agent for the second lien secured parties. The Intercreditor Agreement provides, among other things, that the liens on the collateral securing the Notes and related obligations will be junior and subordinate in all respects to the liens on the collateral securing the Company's senior secured credit facility and related obligations.
Revolving Line of Credit
On May 29, 2012, the Company amended the terms of its senior secured credit facility (the “Credit Facility”) with CMB, as administrative agent and lender. The First Amendment to the Credit Agreement and Loan Documents (the “First Amendment”) modified certain provisions of the Company’s senior credit agreement with CMB that it had entered into on March 25, 2010. The maturity date of any outstanding debt under the Credit Facility remains March 24, 2015.
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
The Company’s obligations under the Credit Facility continue to be guaranteed by certain of its material U.S. subsidiaries that remain as parties to the Credit Facility. In addition, INOVA Geophysical continues to provide a bank stand-by letter of credit as credit support for the Company’s obligations under the Credit Facility. The Company also entered into a credit support agreement with INOVA Geophysical whereby the Company has agreed to indemnify INOVA Geophysical for any and all losses sustained by INOVA Geophysical that arise out of INOVA Geophysical’s guarantee.
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

As of June 30, 2013, no borrowed amounts were outstanding under the Credit Facility.
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

The Credit Facility requires compliance with certain financial covenants, including the following:

•	maintain a minimum fixed charge coverage ratio, as defined, in an amount equal to at least 1.125 to 1;

•	not exceed a maximum leverage ratio, as defined, of 3.25 to 1; and

•	maintain a minimum tangible net worth of at least 60% of the Company’s tangible net worth as of March 31, 2010, as defined.
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
The Credit Facility contains customary event of default provisions, including a “change of control” event, the occurrence of which could lead to an acceleration of the Company's obligations under the Credit Facility. The Credit Facility also provides that certain acts of bankruptcy, insolvency or liquidation of INOVA Geophysical or BGP, Inc., China National Petroleum Corporation (“BGP”) would constitute additional events of default under the Credit Facility.
As of June 30, 2013, the Company was in compliance with these financial covenants and the Company expects to remain in compliance with these financial covenants for at least the next 12 months.
In connection with the Company’s offering of the Notes, on April 12, 2013, the Company, the Notes Guarantors and CMB, as administrative agent and lender under the Credit Facility, entered into a consent agreement related to the Credit Facility that permitted the Company and the Notes Guarantors to, among other things, (i) issue the Notes and related guarantees and (ii) invest a cumulative aggregate amount of up to $100 million in GeoRXT from and after February 26, 2013.
(6)    Income Taxes
The Company maintains a valuation allowance for a portion of its deferred tax assets, which relate to U.S. capital losses or basis differences that will create capital losses as well as non-U.S. net operating losses. The valuation allowance is calculated in accordance with the provisions of Accounting Series Codification (“ASC”) 740 “Income Taxes,” which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. In the event the Company's expectations of future operating results change, the valuation allowance may need to be adjusted upward or downward. As of June 30, 2013, the Company's unreserved U.S. net deferred tax assets totaled $55.8 million, including $42.0 million of deferred tax assets related to the impact of an accrual with respect to certain outstanding litigation, recorded primarily in the three months ended June 30, 2013. See Note 8 “Litigation — WesternGeco” below. These existing unreserved net deferred tax assets are currently considered to be “more likely than not” realized based on the Company’s expectations of future earnings and available tax planning strategies.
The Company's effective tax rates for the three months ended June 30, 2013 and 2012 were 35.4% and 25.7%, respectively, and for the six months ended June 30, 2013 and 2012 were 35.2% and 27.1%, respectively. The change in the Company's effective tax rate was due primarily to the tax impact of the accrual for litigation recognized during the three months ended June 30, 2013.
The total amount of the Company’s unrecognized tax benefits as of June 30, 2013 was $2.0 million. The Company accrues estimated interest and penalties, if any, related to unrecognized tax benefits as a component of the Company’s provision for income taxes.

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
(7)    Fair Value of Financial Instruments
The Company’s financial instruments include cash and cash equivalents, accounts and unbilled receivables, notes receivable, accounts payable, accrued multi-client data library royalties, investment in a convertible note from a privately-owned U.S.-based technology company and long-term debt. The carrying amounts of cash and cash equivalents, accounts and unbilled receivables, notes receivable, accounts payable and accrued multi-client data library royalties approximate fair value due to the highly liquid nature of these instruments.
The carrying amounts of the Company’s long-term debt as of June 30, 2013 and December 31, 2012 were $183.7 million and $105.3 million, respectively, compared to its fair values of $173.2 million and $105.3 million as of June 30, 2013 and December 31, 2012, respectively. The fair value of the long-term debt was calculated using a market approach based upon Level 2 inputs, including a price quote from a major financial institution, as of June 30, 2013. As of December 31, 2012, Level 3 inputs were used, including an estimated interest rate reflecting then-current market conditions.
The following table provides additional information related to assets measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012. The reference to level within the table relates to the level of inputs used to determine fair value, which the key inputs are then described below. The table is as follows (amounts in thousands):

	Level 1	Level 2	Level 3
As of June 30, 2013:
Investment in convertible note	$—	$—	$3,972
As of December 31, 2012:
Investment in convertible notes	—	—	8,195
Investment in Convertible Notes. In May 2011, the Company purchased a convertible note from a privately-owned U.S.-based technology company. The original principal amount of the note is $6.5 million, and it bears interest at a rate of 4% per annum. On April 25, 2013, the Company converted the note and accrued interest into 1,533,858 common shares of the investee which resulted in a post-conversion equity ownership percentage interest in the investee of 16%. At April 25, 2013, prior to conversion, the note and accrued interest had a fair value of $6.9 million compared to a book value of $7.0 million resulting in a realized loss of $(0.1) million. The Company performed a fair value analysis with respect to its investment in the convertible note and interest using Level 3 inputs. These inputs included an income approach, using a discounted cash flow model; a market approach, using peer company multiples; as well as a market approach, including terms and likelihood of an investment event.
In March 2012, the Company and the investee entered into an agreement for the Company to make available to the investee a credit facility in an amount of up to $4.0 million. This credit facility originally had a term of one year with an option to extend its term by one year, which was agreed to by the Company and the investee effective March 16, 2013. The credit facility indebtedness now matures on March 15, 2014. The credit facility allows for conversion of the outstanding balance of the promissory note under the credit facility into common shares of the investee. As of June 30, 2013, the investee had drawn $4.0 million under this credit arrangement.
The Company performed a fair value analysis with respect to its investment in the convertible note using Level 3 inputs. These inputs included an income approach, using a discounted cash flow model; a market approach, using peer company multiples; as well as a market approach, including the terms and likelihood of an investment event. As of June 30, 2013, the fair value of this investment was approximately $4.0 million; which was equal to its carrying value.
(8)    Litigation
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

In June 2010, WesternGeco filed a lawsuit against various subsidiaries and affiliates of Fugro N.V. (“Fugro”), one of the Company’s seismic contractor customers, accusing Fugro of infringing the same United States patents regarding marine seismic streamer steering devices by planning to use certain equipment purchased from the Company on a survey located outside of U.S. territorial waters. The court approved the consolidation of the Fugro case with the case against the Company. Fugro filed a motion to dismiss the lawsuit, and in March 2011 the presiding judge granted Fugro’s motion to dismiss in part, on the basis that the alleged activities of Fugro would occur more than 12 miles from the U.S. coast and therefore are not actionable under U.S. patent infringement law. In response to a Motion for Summary Judgment filed jointly by the Company and Fugro, the Court ruled in April 2012 that the Company did not directly infringe WesternGeco’s method patent claims. In a pre-trial ruling on June 29, 2012, the Court ruled that, if a particular patent claim of WesternGeco was held to be valid and enforceable at the trial, the Company’s supplying of its DigiFIN® lateral streamer control units and related software from the United States to its customers overseas with an intention for the customers to combine DigiFIN and such related software with other required components of the patent claim, would infringe one claim in one of WesternGeco’s asserted patents, U.S. Patent No. 7,293,520.
Trial began on July 23, 2012. During the trial, Fugro settled all claims asserted against it by WesternGeco and obtained a global license from WesternGeco. A verdict was returned by the jury on August 16, 2012, finding that the Company willfully infringed the claims contained in the four patents by supplying DigiFIN and the related software from the United States and awarded WesternGeco the sum of $105.9 million in damages, consisting of $12.5 million in reasonable royalty and $93.4 million in lost profits.
In September 2012, the Company filed motions with the trial court to overturn all or portions of the verdict. In June 2013, the presiding judge entered a Memorandum and Order rejecting the jury's finding of willfulness and denying WesternGeco's motions for willfulness and enhanced damages, but also denying the Company's post-verdict motions that challenged the jury's infringement findings and the damages amount. In the Memorandum and Order, the judge also stated that he would approve WesternGeco’s motion for a permanent injunction and that WesternGeco is entitled to be awarded damages for the additional DigiFIN units that were sold to customers prior to the entry of the final judgment but that were not included in the jury verdict due to the timing of the trial. The Court will likely determine supplemental damages for the additional sold DigiFIN units in a future order or a future proceeding.
The next probable step in the case is for the trial court judge to sign and enter a final judgment. As of the filing date of this Quarterly Report on Form 10-Q, the Court had not yet entered a final judgment in the case.
Upon the entering of a final judgment, the Company intends to appeal the judgment to the United States Court of Appeals for the Federal Circuit. WesternGeco would also have the right to elect to appeal any final judgment.
Either within its final judgment or in a separate order entered after its final judgment, the trial court has ruled that it will also enter a permanent injunction against the Company. As of the filing date of this Quarterly Report on Form 10-Q, the Court had not issued the terms of the permanent injunction. Until the permanent injunction is entered, the terms of the injunction cannot be known for certain, but it is likely that the permanent injunction will prohibit the Company from supplying its DigiFIN units and related software from the United States to its customers overseas with an intention for the customers to combine DigiFIN and the software with other required components of the patent claims. The Company has reorganized its operations such that it no longer supplies DigiFIN units and the related software from the United States.
Based on the Company’s analysis after the trial court’s Memorandum and Order in June 2013 denying the Company’s post-verdict motions that challenged the jury's infringement findings and the damages amount, the Company determined to increase its loss contingency accrual related to this case from $10.0 million to $120.0 million, consisting of jury verdict damages, court costs, and estimates of prejudgment interest and supplemental damages.
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
As stated above, the Company intends to appeal the trial court judgment to the United States Court of Appeals for the Federal Circuit. In order to appeal the judgment, the Company may be required to post an appeal bond for the full amount of damages entered in the judgment. To be prepared for a possible adverse judgment in this case, the Company has arranged with sureties to post an appeal bond on its behalf if necessary. Although the terms of the appeal bond enable each surety to require the Company to post collateral with the surety at any time the bond is outstanding, for up to the full amount of the bond, each surety has represented to the Company that such a requirement would only occur in rare circumstances where the surety deems a larger amount of security is necessary. In the unlikely event that the Company is required to post collateral with a surety during the appeal process, depending on the size of the bond and the level of required collateral, in order to collateralize the bond the Company might need to utilize a combination of cash on hand, undrawn balances available under its revolving line of credit and possibly incur additional debt and/or equity financing. The collateralization of such a large appeal bond could have a possible adverse effect on the Company’s liquidity. If the Company is unable to post the appeal bond, the Company may be unable to stay enforcement of the judgment or appeal the case. At this time, the Company is unable to determine the amount of such an appeal bond or whether and to what extent the sureties may require the appeal bond to be collateralized in the future. Similarly, the Company is unable to predict the timing of the final judgment being entered by the trial court or the timing of posting any required appeal bond.
Fletcher
In November 2009, Fletcher International Ltd. (“Fletcher”), the holder of the shares of the Company’s outstanding Series D Preferred Stock until June 2012, filed a lawsuit against the Company and certain of its directors in the Delaware Court of Chancery. In the lawsuit, styled Fletcher International, Ltd. v. ION Geophysical Corporation, et al, Fletcher alleged, among other things, that the Company violated Fletcher’s consent rights contained in the Series D Preferred Stock Certificates of Designation, by (a) the execution and delivery of a convertible promissory note to the Bank of China, New York Branch by one of the Company’s subsidiaries (incorporated in Luxembourg), in connection with a bridge loan funded in October 2009 by Bank of China, and (b) a Canadian subsidiary of the Company executing and delivering several promissory notes in 2008 in connection with the Company’s acquisition of ARAM Systems Ltd., Fletcher also alleged that the Company’s directors violated their fiduciary duties by allowing the subsidiaries to deliver the notes without Fletcher’s consent. In a Memorandum Opinion issued in May 2010 in response to a motion for partial summary judgment, the judge dismissed all of Fletcher’s claims against the named Company directors but also concluded that, because the bridge loan note executed by the Company’s Luxembourg subsidiary in 2009 was convertible into the Company’s common stock, Fletcher had the right to consent to the issuance of the note and that the Company had violated Fletcher’s consent rights by that subsidiary’s issuing the note without Fletcher’s consent. In March 2011, the judge dismissed certain additional claims asserted by Fletcher. In May 2012, the judge ruled that Fletcher did not have the right to consent with respect to two promissory notes executed and delivered by the Canadian subsidiary in September 2008 in connection with the Company’s purchase of ARAM Systems Ltd., but that Fletcher did have the right to consent to the execution and delivery in December 2008 of a replacement promissory note in the principal amount of $35 million, and that the Company had violated Fletcher’s consent rights by the subsidiary’s executing and delivering the replacement promissory note without Fletcher’s consent. Fletcher has since declared to the Court that it will not pursue damages related to the issuance of the replacement $35 million promissory note.
In June 2012, Fletcher filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. Fletcher’s shares of Series D Preferred Stock, which had been pledged by Fletcher to secure certain indebtedness, were sold by the pledgee to the affiliate of D.E. Shaw & Co., Inc. in June 2012. The Company does not believe that the acquisition of the shares by such D. E. Shaw & Co., Inc. affiliate or the bankruptcy filing by Fletcher will have a material impact on Fletcher’s lawsuit against the Company. The Company believes that the monetary damages suffered by Fletcher as a result of the Company’s subsidiary executing and delivering the convertible note without Fletcher’s consent are nonexistent or nominal, and that the ultimate outcome of the lawsuit will not result in a material adverse effect on the Company’s financial condition or results of operations.
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
(9)    Other Income (Expense)
A summary of other income (expense) is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Accrual for loss contingency related to legal proceedings (Note 8)	$(110,000)	$—	$(110,000)	$—
Gain on sale of investment	3,591	—	3,591	—
Other income (expense)	(709)	895	318	209
Total other income (expense)	$(107,118)	$895	$(106,091)	$209

(10)    Details of Selected Balance Sheet Accounts

A summary of inventories is as follows (in thousands):	June 30, 2013	December 31, 2012
Raw materials and subassemblies	$52,881	$49,421
Work-in-process	10,110	8,613
Finished goods	31,173	26,880
Reserve for excess and obsolete inventories	(14,669)	(14,239)
Total	$79,495	$70,675

A summary of other long-term liabilities is as follows (in thousands):	June 30, 2013	December 31, 2012
Accrual for loss contingency related to legal proceedings	$120,000	$—
Facility restructuring accrual	4,702	5,073
Other long-term liabilities	7,637	3,058
Total	$132,339	$8,131
At December 31, 2012, the Company had an accrual for loss contingency related to legal proceedings of $10.0 million, which was reflected in Accrued Expenses. As of June 30, 2013, that amount was reclassified into other long-term liabilities.
(11)    Accumulated Other Comprehensive Income (Loss)
A summary of changes in accumulated other comprehensive income (loss) by component is as follows (in thousands):

	Foreign currency translation adjustments	Equity interest in investees’ other comprehensive income (loss)	Unrealized income (loss) on available-for-sale securities		Other changes in other comprehensive income (loss)		Total
Accumulated other comprehensive income (loss) at December 31, 2012	$(12,638)	$1,214	$(305)		$(157)		$(11,886)
Other comprehensive income (loss) before reclassifications	(3,044)	(549)	177		—		(3,416)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	99	(1)	79	(2)	178
Net current-period other comprehensive income (loss)	(3,044)	(549)	276		79		(3,238)
Accumulated other comprehensive income (loss) at June 30, 2013	$(15,682)	$665	$(29)		$(78)		$(15,124)

(1)	Previously unrealized income (loss) on available-for-sale securities now recognized in other income (expense), net on the Condensed Consolidated Statement of Operations
(2)	Items previously recognized in other changes in other comprehensive income (loss) now recognized in interest expense on the Condensed Consolidated Statement of Operations
(12)    Supplemental Cash Flow Information and Non-cash Activity
A summary of non-cash items from investing and financing activities is as follows (in thousands):

	Six Months Ended June 30,
	2013	2012
Purchases of computer equipment financed through capital leases	$2,465	$2,953
Leasehold improvement paid by landlord	$1,738	$—
Conversion of investment in a convertible note to equity	$6,765	$—
Transfer of inventory to seismic rental equipment	$—	$6,053

(13)    Related Party Transactions
BGP owned approximately 15.2% of the Company’s outstanding common stock as of June 30, 2013. For the six months ended June 30, 2013 and 2012, the Company recorded revenues from BGP of $2.9 million and $10.2 million, respectively. Total receivables due from BGP were $2.7 million at June 30, 2013. During the six months ended June 30, 2013, the Company paid to BGP $33.5 million for seismic acquisition services provided on a large 3D marine project; the Company’s accounts payable owed to BGP for those same services was $10.9 million as of June 30, 2013.
For the six months ended June 30, 2013, the Company sold equipment to GeoRXT for $6.8 million, which was due to be paid in May 2013. This receivable remained outstanding at June 30, 2013. The payment of the purchase price for this equipment is guaranteed by the Company’s majority joint venture partner in GeoRXT, Georadar. The Company initially deferred 30% (ION’s ownership percentage in GeoRXT) of its profit on this sale and is being recognized over the period that GeoRXT depreciates the equipment.
On July 1, 2013, the Company agreed to loan up to $10 million to INOVA Geophysical through a promissory note due on September 30, 2013, and accruing interest at an annual rate equal to the London Interbank Offered Rate plus 650 basis points. Also on July 1, 2013, the Company advanced $5 million to INOVA Geophysical under this promissory note. On July 22, 2013, the Company advanced the remaining $5 million to INOVA Geophysical. This loan is to support short-term working capital needs from time-to-time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
Our Business
The terms “we,” “us” and similar or derivative terms refer to ION Geophysical Corporation and its consolidated subsidiaries, except where the context otherwise requires.
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
For over 45 years we have been engaged in providing industry leading seismic data acquisition technology, such as full-wave imaging capability with VectorSeis® products, the ability to record seismic data from basins that underlie ice fields in polar regions and cableless seismic techniques. The advanced technologies we currently offer include DigiSTREAMER™, Orca®, our WiBand™ data processing technology, and INOVA Geophysical's lower-cost cableless Hawk™ land system, improved FireFly® system (FireFly DR31) and a new cabled system (G3i™), each of which is designed to deliver improvements in both image quality and productivity. We have more than 550 patents and pending patent applications in various countries around the world. Approximately 50% of our employees are involved in technical roles and approximately 21% of our employees have advanced degrees.
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
We provide our services and products through three business segments – Solutions, Systems and Software. In addition, we have a 49% ownership interest in our INOVA Geophysical joint venture.
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
The Solutions business focuses on providing services and products for challenging environments, such as the Arctic frontier; complex and hard-to-image geologies, such as deepwater subsurface salt formations in the Gulf of Mexico and offshore West Africa and Brazil; unconventional reservoirs, such as those found in shale, tight gas and oil sands formations; and offshore basin-wide seismic data and imaging programs. Since 2002, the development of our basin exploration seismic data programs has resulted in a substantial data library that covers significant portions of many of the frontier basins in the world, including offshore East and West Africa, India and Brazil, and in the Arctic and deepwater Gulf of Mexico.
Software. Our Software business provides command and control software systems and related services for navigation and data management functions involving towed marine streamer and seabed operations. Our proprietary software, with over 13 million lines of code, is installed on towed streamer marine vessels worldwide and is a component of many re-deployable and permanent seabed monitoring systems. Through our Software business, we provide marine imagining, seabed imaging and survey design, planning and optimization.

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
Economic Conditions
Demand for our seismic data acquisition services and products has traditionally been cyclical and substantially dependent upon activity levels in the oil and gas industry, particularly our customers’ willingness and ability to expend their capital for oil and natural gas exploration and development projects. This demand is sensitive to current and expected future crude oil and natural gas prices. During the second quarter of 2013, West Texas Intermediate (“WTI”) spot crude oil prices began the quarter near $98 per barrel falling to approximately $87 per barrel before slowly rising through the quarter to close near $97 per barrel. Similar to the first quarter of 2013, Brent crude oil prices did not follow a similar pattern to WTI this quarter. Brent crude oil prices started the quarter near $110 per barrel and quickly fell to a low of $98 per barrel. It then traded in a tighter range, finishing the quarter near $103 per barrel. The spread between WTI and Brent crude oil prices has narrowed substantially during 2013 from the typical spreads experienced in 2012.
Energy price forecasts are by their nature highly uncertain, but external reports indicate that WTI crude oil prices and Brent crude oil prices are expected to remain in price ranges of $80 to $110 and $85 to $115 per barrel, respectively, for 2013 as demand outpaces supply.
U.S. natural gas prices continued their slow climb upward from the low prices experienced in 2012. U.S. Henry Hub natural gas prices started the quarter near $3.90 per MMBtu, trading up to a peak near $4.45 per MMBtu in late April and early May. Prices then slowly trended lower for the remainder of the quarter, ending near the quarter low price of $3.55 per MMBtu. We believe demand for natural gas will continue to grow because it is increasingly being used to supplant coal as the preferred fuel for the generation of U.S. electric power.
For the first half of 2013, our Solutions segment revenues grew compared to the first half of 2012 due to increase in new ventures revenue, mostly due to a large 3D marine program that commenced acquisition activities during the fourth quarter of 2012 and continued through July of 2013.  Additionally, our data processing revenues grew by over 20%, with further international penetration, generating record revenues, driven by strong demand in Europe, the Middle East and the Gulf of Mexico, and continued demand for our broadband processing solution, WiBand. However, our data library sales fell slightly compared to the first half of 2012 due to delays in licensing rounds for blocks offshore Tanzania and Greenland, and a smaller than expected licensing round in the pre-salt region of Brazil. For the first half of 2013, our investment in multi-client programs was significantly lower compared to the first half of 2012 due to the start of several programs moving from the first half to the second half of 2013; this should have the effect of significantly increasing our multi-client program investments in the second half of 2013. Even though our Solutions revenues were up, gross margins decreased during the first half of 2013 due to cost overruns as we completed acquisition on our 3D marine program.
At June 30, 2013, our Solutions segment backlog, which consists of commitments for (i) data processing work and (ii) both multi-client new venture projects and proprietary projects by our GeoVentures group underwritten by our customers, was $139.2 million, compared with backlog of $151.3 million at December 31, 2012 and $152.7 million at June 30, 2012. The decline in backlog during the first half of 2013 was due to the recognition of revenue related to work performed on our large 3D marine program. This decline in backlog was partially offset by several new GeoVentures client underwriting commitments on programs expected to commence during the second half of 2013. We anticipate that the majority of our backlog will be recognized as revenue over the remainder of 2013.
Revenues for our Systems segment decreased in the first half of 2013 compared to the first half of 2012. Sales of our positioning products decreased primarily due to modest new product sales as the industry continues to work through spare capacity from the recent consolidation of seismic contractors.

Our Software segment revenues decreased for the first half of 2013, compared to the same period of 2012, due in part to decreased revenues from our Gator® seabed software and from our Orca towed streamer software. The reduction in revenues for seabed software was due to a reduction in seabed contractors, with our previous customer, Reservoir Exploration Technology, ASA (“RXT”), filing for bankruptcy. The declines in towed streamer software revenues were due to consolidation in the towed streamer contractor sector.
INOVA Geophysical reported a decrease in revenues and gross profits for the quarter ended March 31, 2013, compared to the quarter ended March 31, 2012. The decrease in revenues was principally due to reduced sales of INOVA Geophysical’s vibrator trucks, and reduced revenues for leasing its rental equipment compared to the significant rental activity that it experienced during the 2012 period.
It is our view that technologies that add a competitive advantage through improved imaging, cost reductions or improvements in well productivity will continue to be valued in our marketplace. We believe that our newest technologies, such as Calypso™, our next-generation VSO ocean-bottom cable system, WiBand broadband data processing technology, DigiStreamer, Orca and INOVA Geophysical’s newest technologies, will continue to attract customer interest, because those technologies are designed to deliver improvements in image quality within more productive delivery systems.
We expect the growth in demand for seismic services to continue to remain positive for the remainder of 2013. However, in stating this expectation, we are assuming that (i) the global and U.S. economies will not slip back into a recession, (ii) the prices of WTI and Brent crude oil will predominantly remain above $80 and $100 per barrel, respectively, and (iii) the level of exploration and development activities in Europe, the Middle East, and the Gulf of Mexico will continue to increase. Beginning in the third quarter of 2011 U.S. Gulf of Mexico drilling activity has shown signs of a slow but steady recovery as permitting levels have improved and the number of drilling rigs working in U.S. offshore waters has increased from an average of 45 in the first half of 2012 to 52 in the first half of 2013.
Senior Secured Second-Priority Notes
On May 13, 2013, we sold $175 million aggregate principal amount of 8.125% Senior Secured Second-Priority Notes due 2018 (“Notes”) in a private offering.  The Notes are senior secured second-priority obligations, are guaranteed by our material U.S. subsidiaries, and mature on May 15, 2018.  Interest on the Notes will accrue at the rate of 8.125% per annum and will be payable semiannually in arrears on May 15 and November 15 of each year during their term, commencing on November 15, 2013.
We used the net proceeds from the offering to repay outstanding indebtedness under our senior secured credit facility with China Merchants Bank Co., Ltd., New York Branch, as administrative agent and lender (“CMB”), and for general corporate purposes. With the repayment of the outstanding amounts in May 2013, we have the full $175 million available to us under the Credit Facility. For further information regarding these Notes and our Credit Facility, see Note 5 “Long-term Debt” at Notes to Unaudited Condensed Consolidated Financial Statements.
Investment in GeoRXT
In February 2013, we purchased from Reservoir Exploration Technology, ASA a 30% interest in a joint venture entity, GeoRXT B.V. (“GeoRXT”) for $1.5 million. GeoRXT is headquartered in Rio de Janeiro, Brazil, and specializes in seismic acquisition operations using ocean-bottom cables deployed from vessels leased by GeoRXT. We were granted an option, exercisable at any time on or prior to May 15, 2013, to increase our ownership percentage to 50%, which would have required making additional capital contributions into GeoRXT of $40.0 million. Additionally, we provided GeoRXT with an $8.0 million working capital loan, the repayment of which is guaranteed by our majority joint venture partner in GeoRXT, Georadar Levantamentos Geofisicos S/A (“Georadar”). The stated maturity date of the loan was May 25, 2013. We are continuing to perform a due diligence review of GeoRXT and have not yet increased our ownership interest in GeoRXT to a 50% equity interest. If we increase our ownership interest in GeoRXT, a portion of the required capital contribution to GeoRXT for the additional equity interest will likely be funded through the conversion of the loan into equity. As a result, we have elected to allow this loan to remain outstanding until we decide whether to increase our ownership interest.
The GeoRXT joint venture has experienced a pull-back in business in their home market of Brazil, which resulted in a significant decrease in their anticipated backlog. We have been assisting the joint venture with their move into the international market, getting them prequalified to work for E&P companies through the tender cycle, which is taking time. While we had expected by now to have increased our interest in GeoRXT to 50%, we have delayed doing so, while the joint venture works to secure a stronger backlog, within Brazil and beyond. Despite this delay, we remain fully committed to putting our Calypso seabed acquisition technology to work in a service model to meet the growing demand for seabed seismic.

Polarcus Alliance
On July 26, 2013, we announced the formation of a multi-year strategic alliance with Polarcus to jointly develop, execute and market 3D multi-client seismic programs globally. The alliance is intended to leverage the complementary strengths of our two companies to deliver a differentiated 3D multi-client offering to meet oil companies' growing demand for higher quality 3D seismic data. The alliance will utilize petroleum system insights into key basins derived from our 2D BasinSPAN™ data library, to locate and design surveys to address specific geological challenges. The 3D multi-client surveys will be acquired using Polarcus' fleet of seismic vessels and will incorporate a broadband solution combining Polarcus' RIGHTBAND™ acquisition and survey design methodology and our WiBand data processing technology.
WesternGeco Legal Proceedings
A verdict was returned by the jury in this lawsuit in August 2012, finding that we willfully infringed the claims contained in four patents and awarded WesternGeco the sum of $105.9 million in damages, consisting of $12.5 million in reasonable royalty and $93.4 million in lost profits.
In June 2013, the presiding judge in the WesternGeco lawsuit entered a Memorandum and Order rejecting the jury’s finding of willfulness and denying WesternGeco’s motions for willfulness and enhanced damages, but also denying our post-verdict motions that challenged the jury’s infringement findings and the damages amount. Based on our analysis after the trial court’s Memorandum and Order we concluded, in connection with the preparation of our financial statements contained in this Quarterly Report on Form 10-Q, that we should increase our loss contingency accrual related to this case from $10.0 million to $120.0 million. The accrual amount consists of jury verdict damages, court costs, and estimates of prejudgment interest and supplemental damages. Upon any further rulings or developments in the case, we will evaluate whether the accrual should be further adjusted. See further discussion at Part II, Item 1A. – “Risk Factors — An unfavorable judgment in our pending litigation matter with WesternGeco could have a material adverse effect on our financial results and liquidity” and Part II, Item 1. – “Legal Proceedings.”
Estimated amounts of loss contingency accruals disclosed in this Quarterly Report on Form 10-Q or elsewhere are based on currently available information and involve elements of judgment and significant uncertainties. Actual losses may exceed or be considerably less than these accrual amounts.
Key Financial Metrics
The table below provides an overview of key financial metrics for our company as a whole and our three business segments during the three and six months ended June 30, 2013, compared to those for the same periods of 2012. For certain tabular information on the operating results of our INOVA Geophysical joint venture, as well as textual information about our GeoRXT joint venture, see “— Results of Operations — Other Items — Equity in Earnings (Losses) of Investments.”

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except per share amounts)
Net revenues:
Solutions:
New Venture	$33,249	$21,544	$81,685	$50,538
Data Library	21,521	22,235	30,969	32,503
Total multi-client revenues	54,770	43,779	112,654	83,041
Data Processing	33,849	28,190	65,135	55,055
Total	$88,619	$71,969	$177,789	$138,096
Systems:
Towed Streamer	$12,570	$13,727	$26,119	$29,531
Ocean Bottom	383	1,616	7,148	5,135
Other	10,895	7,476	22,428	24,859
Total	$23,848	$22,819	$55,695	$59,525
Software:
Software Systems	$7,464	$9,551	$15,405	$17,921
Services	984	875	1,763	1,382
Total	$8,448	$10,426	$17,168	$19,303
Total	$120,915	$105,214	$250,652	$216,924
Gross profit:
Solutions	$21,890	$28,904	$42,087	$47,889
Systems	8,802	9,234	17,182	25,046
Software	5,926	7,805	12,306	14,164
Total	$36,618	$45,943	$71,575	$87,099
Gross margin:
Solutions	25%	40%	24%	35%
Systems	37%	40%	31%	42%
Software	70%	75%	72%	73%
Total	30%	44%	29%	40%
Income from operations:
Solutions	$11,021	$17,434	$18,378	$27,040
Systems	1,504	995	2,438	9,735
Software	4,955	6,879	10,116	12,361
Corporate and other	(10,710)	(12,336)	(22,239)	(24,521)
Total	$6,770	$12,972	$8,693	$24,615
Operating margin:
Solutions	12%	24%	10%	20%
Systems	6%	4%	4%	16%
Software	59%	66%	59%	64%
Corporate and other	(9)%	(12)%	(9)%	(11)%
Total	6%	12%	3%	11%
Net income (loss) applicable to common shares	$(71,134)	$12,039	$(69,597)	$20,276
Basic and diluted net income (loss) per common share	$(0.45)	$0.08	$(0.44)	$0.13
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
The information contained in this Quarterly Report on Form 10-Q contains references to trademarks, service marks and registered marks of ION and our subsidiaries, as indicated. Except where stated otherwise or unless the context otherwise requires, the terms “GeoVentures,” “DigiFIN,” “VectorSeis,” “FireFly,” “ARIES II,” “Orca,” “GATOR,” and “Scorpion” refer to GeoVentures®, DigiFIN®, VECTORSEIS®, FIREFLY®, ARIES® II, ORCA®, GATOR® and SCORPION® registered marks owned by ION or INOVA Geophysical, and the terms “DigiSTREAMER,” “Hawk,” “UniVib,” “G3i,” “Calypso,” and “WiBand” refer to DigiSTREAMER™, Hawk™, UniVib™, G3i™, Calypso™ and WiBand™ trademarks and service marks owned by ION or INOVA Geophysical.
Results of Operations
Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012
Our overall total net revenues of $120.9 million for the three months ended June 30, 2013 (the “Current Quarter”) increased $15.7 million, or 15%, compared to total net revenues for the three months ended June 30, 2012 (the “Comparable Quarter”). Our overall gross profit percentage for the Current Quarter was 30%, compared to 44% for the Comparable Quarter. Total operating expenses as a percentage of net revenues for the Current Quarter were 25% compared to 31% in the Comparable Quarter. For the Current Quarter, our income from operations was $6.8 million, compared to $13.0 million for the Comparable Quarter. Net loss for the Current Quarter was $(71.1) million, or $(0.45) per diluted share, compared to net income of $12.0 million, or $0.08 per diluted share, in the Comparable Quarter. The Current Quarter included an accrual related to the WesternGeco legal matter of $71.5 million, net of tax.
Net Revenues, Gross Profits and Gross Margins
Solutions — Net revenues for the Current Quarter increased by $16.6 million, or 23%, to $88.6 million, compared to $72.0 million for the Comparable Quarter. This increase was predominantly driven by (i) growth in new venture revenues, mostly due to a large multi-quarter 3D marine program, and (ii)  growth in our data processing business driven by strong demand in Europe, the Middle East and the Gulf of Mexico, and continued demand for our WiBand data processing technology. Gross profit decreased by $7.0 million to $21.9 million, representing a 25% gross margin, compared to $28.9 million, which represented a 40% gross margin, in the Comparable Quarter. The decrease in gross margin was related to cost overruns as we completed acquisition on our large 3D marine program.
Systems — Net revenues for the Current Quarter increased by $1.0 million, or 4%, to $23.8 million, compared to $22.8 million for the Comparable Quarter. Gross profit decreased by $0.4 million to $8.8 million, representing a 37% gross margin, for the Current Quarter compared to $9.2 million, representing a 40% gross margin, for the Comparable Quarter. The changes within the revenue category were principally due to the continued slowdown of new vessel construction compared to that for the Comparable Quarter, leading to decreased sales of new towed streamer systems. This decrease in revenues was partially offset by increasing levels of repair work from customers for their existing installed base of our products. The decrease in gross margin is primarily the result of the change in the sales mix of products sold during the quarter.
Software — Net revenues for the Current Quarter decreased $2.0 million, or 19%, to $8.4 million, compared to $10.4 million for the Comparable Quarter. Gross profit for the Current Quarter decreased $1.9 million to $5.9 million, representing a 70% gross margin, compared to $7.8 million, representing a 75% gross margin for the Comparable Quarter. This decrease in revenues and gross margin was due in part to decreased revenues from our Gator seabed software and declines in our Orca towed streamer software revenues. The reduction in revenues for seabed software was due to a reduction in seabed contractors, with our previous customer, RXT, filing for bankruptcy. The declines in towed streamer software revenues were due to consolidation in the towed streamer contractor sector.
Operating Expenses
Research, Development and Engineering — Research, development and engineering expense was $9.1 million, or 8% of net revenues, for the Current Quarter, a decrease of $1.2 million compared to $10.3 million, or 10% of net revenues, for the Comparable Quarter. The Comparable Quarter included significant field testing of Calypso, our next generation re-deployable seabed seismic data acquisition system.
Marketing and Sales — Marketing and sales expense was $9.0 million, or 7% of net revenues, for the Current Quarter, which is comparable to $8.7 million, or 8% of net revenues, for the Comparable Quarter.

General, Administrative and Other Operating Expenses — General, administrative and other operating expenses of $11.8 million, or 10% of net revenues, for the Current Quarter, represented a decrease of $2.2 million compared to $14.0 million, or 13% of net revenues, for the Comparable Quarter. This decrease was due to lower legal fees, which were high in the Comparable Quarter due to then-outstanding litigation.
Other Items
Interest Expense, net — Interest expense, net, was $2.8 million for the Current Quarter compared to $1.4 million for the Comparable Quarter. This increase is directly related to our issuance of the Notes, which carry a higher interest rate than the rate on our revolving line of credit indebtedness, and resulted in a higher level of combined outstanding indebtedness during the Current Quarter (see “— Liquidity and Capital Resources — Capital Requirements and Sources of Capital” below).
Equity in Earnings (Losses) of Investments — We account for our equity investments in both INOVA Geophysical and GeoRXT as equity method investments.
We record our share of earnings and losses of our 49% interest in INOVA Geophysical on a one fiscal quarter lag basis. Thus, our share of INOVA Geophysical’s losses for the three months ended March 31, 2013 is included in our financial results for the Current Quarter. For the Current Quarter, we recorded approximately $(4.7) million of equity in losses of INOVA Geophysical compared to $3.8 million of equity in earnings for the Comparable Quarter. The losses in 2013 were principally due to a decrease in net revenues attributable to reduced sales of INOVA Geophysical’s vibrator trucks and reduced revenues from rental equipment leasing compared to the significant rental activity that it experienced during the 2012 period.
The following table reflects the summarized financial information for INOVA Geophysical for the three months ended March 31, 2013 and 2012 (in thousands):

	Three months ended March 31,
	2013	2012
Net revenues	$22,095	$56,779
Gross profit	$1,808	$19,502
Income (loss) from operations	$(8,511)	$8,910
Net income (loss)	$(9,772)	$8,654
In late February 2013, we purchased a 30% interest in GeoRXT. We record our share of earnings in GeoRXT related to our interest in GeoRXT on a current quarter basis, unlike our recording of earnings in INOVA Geophysical, which are recorded on a one fiscal quarter-lag basis. Thus, our share of GeoRXT’s losses during the Current Quarter was approximately $(1.6) million. Our share of losses for the three months ended June 30, 2013 would have effectively reduced our equity method investment in GeoRXT to be less than zero. Therefore, we reduced our equity method investment in GeoRXT to zero and recorded the balance of our share of such losses, totaling $(0.8) million, against the outstanding working capital loan note receivable owed to us by GeoRXT (see Note 3 “Equity Method Investments”).
The following table reflects the summarized financial information for GeoRXT for the three months ended June 30, 2013 (in thousands):

Three months ended June 30, 2013
Net revenues	$13,698
Gross profit	$(195)
Loss from operations	$(5,107)
Net loss	$(5,151)
Other Income (Expense) — Other income (expense) for the Current Quarter was $(107.1) million compared to other income of $0.9 million for the Comparable Quarter. This difference was primarily related to the loss contingency accrual for our legal proceedings.

The following table reflects the significant items of other income (expense) as follows (in thousands):

	Three Months Ended June 30,
	2013	2012
Accrual for loss contingency related to legal proceedings (Note 8)	$(110,000)	$—
Gain on sale of investment	3,591	—
Other income (expense)	(709)	895
Total other income (expense)	$(107,118)	$895
Income Tax Expense (Benefit) — Income tax expense (benefit) for the Current Quarter was $(38.7) million compared to $4.2 million for the Comparable Quarter. Our effective tax rates for the Current Quarter and Comparable Quarter were 35.4% and 25.7%, respectively. The increase in our effective tax rate for the Current Quarter as compared to the Comparable Period was primarily due to the tax impact of the loss contingency accrual for our legal proceedings recognized during the Current Quarter.
Preferred Stock Dividends — The preferred stock dividend relates to our Series D Preferred Stock. Quarterly dividends must be paid in cash. Dividends are paid at a rate equal to the greater of (i) 5.0% per annum or (ii) the three month LIBOR rate on the last day of the immediately preceding calendar quarter plus 2.5% per annum. The Series D Preferred Stock dividend rate was 5.0% at June 30, 2013.
Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012
Our overall total net revenues of $250.7 million for the six months ended June 30, 2013 (the “Current Period”) increased $33.8 million, or 16%, compared to total net revenues for the six months ended June 30, 2012 (the “Comparable Period”). Our overall gross profit percentage for the Current Period was 29%, compared to 40% for the Comparable Period. Total operating expenses as a percentage of net revenues for the Current Period were 25% compared to 29% in the Comparable Period. For the Current Period, our income from operations was $8.7 million, compared to $24.6 million for the Comparable Period. Net loss for the Current Period was $(69.6) million, or $(0.44) per diluted share, compared to net income of $20.3 million, or $0.13 per diluted share, in the Comparable Period. The Current Period included an accrual related to the WesternGeco legal matter of $71.5 million, net of tax.
Net Revenues, Gross Profits and Gross Margins
Solutions — Net revenues for the Current Period increased by $39.7 million, or 29%, to $177.8 million, compared to $138.1 million for the Comparable Period. This increase was predominantly driven by (i) growth in new ventures, mostly due to a large multi-quarter 3D marine program, and (ii)  growth in our data processing business driven primarily by strong demand in Europe, the Middle East and the Gulf of Mexico, and continued demand for our WiBand data processing technology. Gross profit decreased by $5.8 million to $42.1 million, representing a 24% gross margin, compared to $47.9 million, representing a 35% gross margin, in the Comparable Period. The decrease in gross margin was primarily related to cost overruns on our 3D marine program during the Current Period.
Systems — Net revenues for the Current Period decreased by $3.8 million, or 6%, to $55.7 million, compared to $59.5 million for the Comparable Period. Gross profit decreased by $7.8 million to $17.2 million, representing a 31% gross margin, for the Current Period compared to $25.0 million, representing a 42% gross margin, for the Comparable Period. This decrease in revenues and gross profits in the Current Period was principally due to the continued slowdown of new vessel construction as compared to the Comparable Period, leading to decreased sales of new towed streamer systems, partially offset by increasing levels of repair work from the existing installed base of product with our customers and increased sales of ocean-bottom cable equipment in the Current Period. The decrease in gross margin is primarily the result of the change in the sales mix of products sold during the half of 2013.
Software — Net revenues for the Current Period decreased by $2.1 million, or 11%, to $17.2 million, compared to $19.3 million for the Comparable Period. Gross profit for the Current Period decreased $1.9 million, or 13%, to $12.3 million, compared to $14.2 million in the Comparable Period. This decrease in revenues was due in part to decreased revenues from our Gator seabed software and declines in our Orca towed streamer software revenues. The reduction in revenues for seabed software was due to a reduction in seabed contractors, with our previous customer, RXT, filing for bankruptcy. The declines in towed streamer software revenues were due to consolidation in the towed streamer contractor sector. However, gross margin of 72% in the Current Period remained essentially constant with the 73% gross margin in the Comparable Period.

Operating Expenses
Research, Development and Engineering — Research, development and engineering expense was $18.4 million, or 7% of net revenues, for the Current Period, an increase of $0.4 million compared to $18.0 million, or 8% of net revenues, for the Comparable Period. During the Current Period, we continued to invest in our next generation of seismic acquisition products and services, which includes Calypso, our next generation re-deployable seabed seismic data acquisition system.
Marketing and Sales — Marketing and sales expense was $16.9 million, or 7% of net revenues, for the Current Period, an increase of $0.8 million compared to $16.1 million, or 7% of net revenues, for the Comparable Period.
General, Administrative and Other Operating Expenses — General, administrative and other operating expenses were $27.6 million, or 11% of net revenues, for the Current Period, which amount was comparable to $28.4 million, or 13% of net revenues, for the Comparable Period. The Current Period includes bad debt expense of $2.9 million, primarily related to the bankruptcy of one of our underwriting clients in our Solutions segment, partially offset by lower legal fees.
Other Items
Interest Expense, net — Interest expense, net, was $3.8 million for the Current Period compared to $2.9 million for the Comparable Period. This increase is directly related to the issuance of Notes, which incur a higher interest rate and have a higher outstanding balance than the outstanding balance on our revolving line of credit in the Comparable Period (see “— Liquidity and Capital Resources — Capital Requirements and Sources of Capital” below).
Equity in Earnings (Losses) of Investments — We account for our equity investments in both INOVA Geophysical and GeoRXT as equity method investments.
We record our share of earnings and losses of our 49% interest in INOVA Geophysical on a one fiscal quarter lag basis. Thus, our share of INOVA Geophysical’s losses for the six month period from October 1, 2012 through March 31, 2013 was included in our financial results for the Current Period. For the Current Period, we recorded approximately $(2.9) million of equity in losses of INOVA Geophysical compared to $6.2 million of equity in earnings for the Comparable Period. The following table reflects the summarized financial information for INOVA Geophysical for the six-month periods from October 1 to March 31 of 2013 and 2012 (in thousands):

	Six-Month Period from October 1 through March 31
	2013	2012
Net revenues	$81,706	$115,777
Gross profit	$14,135	$33,466
Income (loss) from operations	$(8,761)	$15,419
Net income (loss)	$(6,030)	$14,371
In late February 2013, we purchased a 30% interest GeoRXT. We record our share of earnings related to our equity interest in GeoRXT on a current quarter basis, unlike our recording of earnings in INOVA Geophysical, which are recorded on a one fiscal quarter-lag basis. Our share of GeoRXT’s losses during the Current Period was approximately $(2.3) million. This represents $(1.5) million of losses recorded against our equity investment in GeoRXT, which brought the balance in this investment to zero, and $(0.8) million was recorded against the outstanding balance of our note receivable owed by GeoRXT (see Note 3 “Equity Method Investments”).
The following table reflects the summarized financial information for GeoRXT for the period from March 1 to June 30, 2013 (in thousands):

Period from March 1 to June 30, 2013
Net revenues	$19,668
Gross profit	$122
Loss from operations	$(6,876)
Net loss	$(7,045)
Other Income (Expense) — Other income (expense) for the Current Period was $(107.1) million compared to other income of $0.9 million for the Comparable Period. This difference was primarily related to the loss contingency accrual recorded with respect to certain of our legal proceedings.

The following table reflects the significant items of other income (expense) as follows (in thousands):

	Six Months Ended June 30,
	2013	2012
Accrual for loss contingency related to legal proceedings (Note 8)	$(110,000)	$—
Gain on sale of investment	3,591	—
Other income (expense)	318	209
Total other income (expense)	$(106,091)	$209
Income Tax Expense (Benefit) — Income tax expense (benefit) for the Current Period was $(37.5) million compared to $7.6 million for the Comparable Period. Our effective tax rates for the Current Period and Comparable Period were 35.2% and 27.1%, respectively. The change in our effective tax rate for the Current Period as compared to the Comparable Period was primarily due to the tax impact of the loss contingency accrual for our legal proceedings recognized during the Current Period.
Preferred Stock Dividends — The preferred stock dividend relates to our Series D Preferred Stock. Quarterly dividends must be paid in cash. Dividends are paid at a rate equal to the greater of (i) 5.0% per annum or (ii) the three month LIBOR rate on the last day of the immediately preceding calendar quarter plus 2.5% per annum. The Series D Preferred Stock dividend rate was 5.0% at June 30, 2013.
Liquidity and Capital Resources
Sources of Capital
Our cash requirements include our working capital requirements, and cash required for our debt service payments, seismic data acquisition projects and capital expenditures. As of June 30, 2013, we had working capital of $236.1 million, which included $109.5 million of cash on hand. Capital requirements are primarily driven by our continued investment in our multi–client seismic data library (totaling $33.5 million for the Current Period) and, to a lesser extent, our inventory purchase obligations. Also, our headcount is a significant driver of our working capital needs. Because a significant portion of our business is involved in the planning, processing and interpretation of seismic data services, one of our largest investments is in our employees, which involves cash expenditures for their salaries, bonuses, payroll taxes and related compensation expenses.
In addition, we are currently performing a due diligence review of GeoRXT to determine whether to increase our ownership percentage in GeoRXT to 50%. We were granted an option, exercisable at any time on or prior to May 15, 2013, to increase our ownership percentage, which would have required a $40 million capital contribution into GeoRXT; approximately $8 million of this amount would be effectively paid through the conversion of the working capital loan we provided to GeoRXT in January 2013. For further discussion on our investment in GeoRXT, see “– Executive Summary – Investment in GeoRXT.”
Our working capital requirements may change from time to time depending upon many factors, including our operating results and adjustments in our operating plan required in response to industry conditions, competition, acquisition opportunities and unexpected events, such as an adverse outcome in our WesternGeco litigation, which is further discussed at Part II, Item 1A. – “Risk Factors — An unfavorable judgment in our pending litigation matter with WesternGeco could have a material adverse effect on our financial results and liquidity” and Part II, Item 1. “Legal Proceedings.” In recent years, our primary sources of funds have been cash flows generated from our operations, our existing cash balances, debt and equity issuances and borrowings under our revolving credit facilities.
Senior Secured Second-Priority Notes — On May 13, 2013, we sold $175 million aggregate principal amount of 8.125% Senior Secured Second-Priority Notes due 2018 in a private offering.  The Notes are senior secured second-priority obligations, are guaranteed by our material U.S. subsidiaries (“the Notes Guarantors”), and mature on May 15, 2018.  Interest on the Notes will accrue at the rate of 8.125% per annum and will be payable semiannually in arrears on May 15 and November 15 of each year during their term, commencing on November 15, 2013.
We used the net proceeds from the offering to repay outstanding indebtedness under our senior secured credit facility, see “- Revolving Line of Credit” below with CMB, and for general corporate purposes. The Notes have not been registered under the Securities Act, or applicable state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state laws.
On or after May 15, 2015, we may on one or more occasions redeem all or a part of the Notes at the redemption prices set forth below, plus accrued and unpaid interest and special interest, if any, on the Notes redeemed during the twelve-month period beginning on May 15th of the years indicated below:

Date	Percentage
2015	104.063%
2016	102.031%
2017 and thereafter	100.000%
For additional information regarding the terms of the Notes and related Indenture, Registration Rights Agreement and Intercreditor Agreement see our Current Report on Form 8-K filed with the SEC on May 13, 2013.
Revolving Line of Credit — On May 29, 2012, we amended the terms of our senior secured credit facility with CMB (the “Credit Facility”). The First Amendment to Credit Agreement and Loan Documents (the “First Amendment”) modified certain provisions of our senior credit agreement with CMB that we had entered into on March 25, 2010.
As amended by the First Amendment, our Credit Facility provides that we may make revolving credit borrowings in U.S. Dollars, Euros, British Pounds Sterling or Canadian Dollars up to an amount not to exceed the U.S. Dollar equivalent of $175.0 million. With repayment of outstanding amounts in May 2013, we have the full amount of the Credit Facility available to us. For further information regarding our Credit Facility, see Note 5 “Long-term Debt” at Notes to Unaudited Condensed Consolidated Financial Statements.
Meeting our Liquidity Requirements
For the Current Period, total capital expenditures, including investments in our multi-client data library, were $42.5 million, which we anticipate will be significantly higher in the second half of 2013 due to our planned multi-client programs being more heavily weighted to the fourth quarter than in recent years. We are projecting additional capital expenditures for the remaining six months of 2013 to be between $95 million and $115 million. Of the total projected capital expenditures for the remaining six months of 2013, we are estimating that approximately $85 million to $105 million will be spent on investments in our multi-client data library.
We currently believe that our existing cash, cash generated from operations and our sources of working capital will be sufficient for us to meet our anticipated cash needs for at least the next 12 months. However, as described at Part II, Item 1A. – “Risk Factors — An unfavorable judgment in our pending litigation matter with WesternGeco could have a material adverse effect on our financial results and liquidity” and Part II, Item 1. – “Legal Proceedings,” there are possible scenarios involving a future judgment to be rendered in the WesternGeco lawsuit that could adversely affect our liquidity. In order to appeal such a judgment, we may be required to collateralize an appeal bond for the full amount of damages entered in the judgment. To be prepared for a possible adverse judgment in this case, we have arranged with sureties to post an appeal bond on our behalf if necessary. Although the terms of the appeal bond enable each surety to require us to post collateral with the surety at any time the bond is outstanding, for up to the full amount of the bond, each surety has represented to us that such a requirement would only occur in rare circumstances where the surety deems a larger amount of security is necessary. In the unlikely event that we are required to post collateral with a surety during the appeal process, depending on the size of the bond and the level of required collateral, in order to collateralize the bond we might need to utilize a combination of cash on hand, undrawn balances available under our revolving line of credit and possibly incur additional debt and/or equity financing. In addition, we may be required to reduce the amounts we spend on capital expenditures, which could adversely affect our results of operations in future periods.
Cash Flow from Operations
Net cash provided by operating activities was $28.3 million for the Current Period, compared to $85.7 million for the Comparable Period. This decrease in our net cash flows from operating activities was primarily due in part to the decrease in our income from operations for the Current Period compared to the Comparable Period. Our net cash flows provided by operating activities during the Current Period were impacted positively by a significant decrease in accounts receivable, offset by the negative impact from an increase in unbilled receivables and inventory and a decrease in accounts payable, accrued expenses, accrued liabilities and deferred revenue.
Cash Flow from Investing Activities
Net cash used in investing activities was $49.7 million for the Current Period, compared to $39.9 million for the Comparable Period. The principal use of cash in our investing activities during the Current Period was $33.5 million for continued investment in our multi-client data library, $9.0 million for capital expenditures related to property, plant and equipment, and a total $9.5 million investment in GeoRXT. These uses of cash were partially offset by the receipt of $4.2 million from the sale of our investment in a cost method investment. The principal uses of cash in our investing activities during the Comparable Period were $52.6 million for investment in our multi-client data library, and $4.9 million of capital expenditures related to property, plant and equipment, offset by proceeds from the maturity of $20.0 million of short-term investments.

Cash Flow from Financing Activities
Net cash flow provided by financing activities was $70.8 million for the Current Period, compared to a use of cash of $4.9 million for the Comparable Period. The net cash flow provided by financing activities during the Current Period was primarily related to $175.0 million in gross proceeds realized from the issuance of the Notes, $97.3 million of which was applied to pay down the outstanding indebtedness under our revolving line of credit. Other uses of cash in our financing activities during the Current Period were payments of long-term debt of $1.8 million compared to $2.1 million in the Comparable Period.
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
Foreign Sales Risks
The majority of our foreign sales are denominated in United States dollars. Product revenues are allocated to geographical locations on the basis of the ultimate destination of the equipment, if known. If the ultimate destination of such equipment is not known, product revenues are allocated to the geographical location of initial shipment. Service revenues, which primarily relate to our GeoVentures division, are allocated based upon the billing location of the customer. For the Current Period and Comparable Period, international sales comprised 74% and 67%, respectively, of total net revenues. The percentage of total sales from foreign countries increased primarily due to a decrease in sales into the U.S., as well as increased sales to customers in Europe, Latin America and the Middle East.

A summary of net revenues by geographic area follows (in thousands):	Six Months Ended June 30,
	2013	2012
Europe	$118,020	$82,566
North America	64,804	72,204
Latin America	23,944	20,571
Middle East	24,631	18,539
Asia Pacific	10,366	15,209
Africa	6,491	5,403
Commonwealth of Independent States (CIS)	2,396	2,432
Total	$250,652	$216,924
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion regarding our quantitative and qualitative disclosures about market risk. There have been no material changes to those disclosures during the six months ended June 30, 2013.
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
Our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2013. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control over Financial Reporting. There was not any change in our internal control over financial reporting that occurred during the three months ended June 30, 2013, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
WesternGeco
In June 2009, WesternGeco L.L.C. (“WesternGeco”) filed a lawsuit against us in the United States District Court for the Southern District of Texas, Houston Division. In the lawsuit, styled WesternGeco L.L.C. v. ION Geophysical Corporation, WesternGeco alleged that we had infringed several method and apparatus claims contained in four of its United States patents regarding marine seismic streamer steering devices. WesternGeco sought unspecified monetary damages and an injunction prohibiting us from making, using, selling, offering for sale or supplying any infringing products in the United States.
In June 2010, WesternGeco filed a lawsuit against various subsidiaries and affiliates of Fugro N.V. (“Fugro”), one of our seismic contractor customers, accusing Fugro of infringing the same United States patents regarding marine seismic streamer steering devices by planning to use certain equipment purchased from us on a survey located outside of U.S. territorial waters. The court approved the consolidation of the Fugro case with the case us. Fugro filed a motion to dismiss the lawsuit, and in March 2011 the presiding judge granted Fugro’s motion to dismiss in part, on the basis that the alleged activities of Fugro would occur more than 12 miles from the U.S. coast and therefore are not actionable under U.S. patent infringement law. In response to a Motion for Summary Judgment filed jointly by us and Fugro, the Court ruled in April 2012 that we did not directly infringe WesternGeco’s method patent claims. In a pre-trial ruling on June 29, 2012, the Court ruled that, if a particular patent claim of WesternGeco was held to be valid and enforceable at the trial, our supplying of our DigiFIN lateral streamer control units and related software from the United States to our customers overseas with an intention for the customers to combine DigiFIN and such related software with other required components of the patent claim, would infringe one claim in one of WesternGeco’s asserted patents, U.S. Patent No. 7,293,520.
Trial began on July 23, 2012. During the trial, Fugro settled all claims asserted against it by WesternGeco and obtained a global license from WesternGeco. A verdict was returned by the jury on August 16, 2012, finding that we willfully infringed the claims contained in the four patents by supplying DigiFIN and the related software from the United States and awarded WesternGeco the sum of $105.9 million in damages, consisting of $12.5 million in reasonable royalty and $93.4 million in lost profits.
In September 2012, we filed motions with the trial court to overturn all or portions of the verdict. In June 2013, the presiding judge entered a Memorandum and Order rejecting the jury's finding of willfulness and denying WesternGeco's motions for willfulness and enhanced damages, but also denying our post-verdict motions that challenged the jury's infringement findings and the damages amount. In the Memorandum and Order, the judge also stated that he would approve WesternGeco’s motion for a permanent injunction and that WesternGeco is entitled to be awarded damages for the additional DigiFIN units that were sold to customers prior to the entry of the final judgment but that were not included in the jury verdict due to the timing of the trial. The Court will likely determine supplemental damages for the additional sold DigiFIN units in a future order or a future proceeding.
The next probable step in the case is for the trial court judge to sign and enter a final judgment. As of the filing date of this Quarterly Report on Form 10-Q, the Court had not yet entered a final judgment in the case.
Upon the entering of a final judgment, we intend to appeal the judgment to the United States Court of Appeals for the Federal Circuit. WesternGeco would also have the right to elect to appeal any final judgment.
Either within its final judgment or in a separate order entered after its final judgment, the trial court has ruled that it will also enter a permanent injunction against us. As of the filing date of this Quarterly Report on Form 10-Q, the Court had not issued the terms of the permanent injunction. Until the permanent injunction is entered, the terms of the injunction cannot be known for certain, but it is likely that the permanent injunction will prohibit us from supplying our DigiFIN units and related software from the United States to our customers overseas with an intention for the customers to combine DigiFIN and the software with other required components of the patent claims. We have reorganized our operations such that we no longer supply DigiFIN units and the related software from the United States.
Based on our analysis after the trial court’s Memorandum and Order was entered in June 2013, which denied our post-verdict motions that challenged the jury's infringement findings and the damages amount, we concluded, in connection with the preparation of the financial statements contained in this Quarterly Report of Form 10-Q, that we should increase our loss contingency accrual related to this case from $10.0 million to $120.0 million. This additional accrual amount reflects jury verdict damages, court costs, and estimates of prejudgment interest and supplemental damages.

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
As stated above, we intend to appeal the trial court judgment to the United States Court of Appeals for the Federal Circuit. In order to appeal the judgment, we may be required to post an appeal bond for the full amount of damages entered in the judgment. To be prepared for a possible adverse judgment in this case, we have arranged with sureties to post an appeal bond on our behalf if necessary. Although the terms of the appeal bond enable each surety to require us to post collateral with the surety at any time the bond is outstanding, for up to the full amount of the bond, each surety has represented to us that such a requirement would only occur in rare circumstances where the surety deems a larger amount of security is necessary. In the unlikely event that we are required to post collateral with a surety during the appeal process, depending on the size of the bond and the level of required collateral, in order to collateralize the bond we might need to utilize a combination of cash on hand, undrawn balances available under our revolving line of credit and possibly incur additional debt and/or equity financing. The collateralization of such a large appeal bond could have a possible adverse effect on our liquidity. If we are unable to post the appeal bond, we may be unable to stay enforcement of the judgment or appeal the case. At this time, we are unable to determine the amount of such an appeal bond or whether and to what extent the sureties may require the appeal bond to be collateralized in the future. Similarly, we are unable to predict the timing of the final judgment being entered by the trial court or the timing of posting any required appeal bond.
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
In June 2012, Fletcher filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. Fletcher’s shares of Series D Preferred Stock, which had been pledged by Fletcher to secure certain indebtedness, were sold by the pledgee to the affiliate of D.E. Shaw & Co., Inc. in June 2012. We do not believe that the acquisition of the shares by such D. E. Shaw & Co., Inc. affiliate or the bankruptcy filing by Fletcher will have a material impact on Fletcher’s lawsuit against us.
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

Item 1A. Risk Factors
This report contains or incorporates by reference statements concerning our future results and performance and other matters that are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Exchange Act. These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “would,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of such terms or other comparable terminology. Examples of other forward-looking statements contained or incorporated by reference in this report include statements regarding:

•
the expected outcome of the WesternGeco litigation (see “ — An unfavorable judgment in our pending litigation matter with WesternGeco could have a material adverse effect on our financial results and liquidity.” below) and future potential adverse effects on our liquidity in the event that we must post and collateralize an appeal bond for the full amount of damages entered in a judgment or are unsuccessful in our appeal of an adverse judgment in this matter;

•	expected continued industry-wide increases in capital expenditures for seismic activities;

•	the effects of current and future economic turmoil in Europe;

•	the timing of anticipated sales and associated realized revenues;

•	future levels of spending by our customers;

•	the effects of current and future unrest in the Middle East, North Africa and other regions;

•	the effects of current and future worldwide economic conditions and demand for oil and natural gas and seismic equipment and services;

•	the effects of ongoing and future industry consolidation;

•	future benefits to be derived from our INOVA Geophysical joint venture and our new GeoRXT B.V. joint venture;

•	future oil and gas commodity prices, including the effects of changes in spot prices for U.S. natural gas;

•	the timing of future revenue realization of anticipated orders for seismic data processing work in our Solutions segment;

•	expected net revenues, income from operations and net income;

•	expected gross margins for our products and services;

•	continued growth in Gulf of Mexico drilling activity;

•	future seismic industry fundamentals, including future demand for seismic services and equipment;

•	future benefits to our customers to be derived from new products and services;

•	future benefits to be derived from our investments in technologies and acquired companies;

•	future growth rates for our products and services;

•	the degree and rate of future market acceptance of our new products and services;

•	expectations regarding oil and gas exploration and production companies and contractor end-users purchasing our more technologically-advanced products and services;

•	anticipated timing and success of commercialization and capabilities of products and services under development and start-up costs associated with their development;

•	future cash needs and future availability of cash to fund our operations and pay our obligations;

•	potential future acquisitions;

•	future levels of our capital expenditures;

•	future opportunities for new products and projected research and development expenses;

•	expected continued compliance with our debt financial covenants;

•	expectations regarding realization of deferred tax assets; and

•	anticipated results regarding accounting estimates we make.
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
In August 2012, a jury in the WesternGeco L.L.C. v. ION Geophysical Corporation litigation returned a verdict of approximately $105.9 million in damages against us (for information, see Item 1. – “Legal Proceedings” above). As of the date of this Quarterly Report on Form 10-Q, the federal district trial court had not entered its final judgment in the matter. In June 2013, the presiding judge entered a Memorandum and Order denying our post-verdict motions that challenged the jury's infringement findings and the damages amount. In the Memorandum and Order, the judge also stated that WesternGeco is entitled to be awarded damages for the additional DigiFIN units that were sold to customers prior to the entry of the final judgment but that were not included in the jury verdict due to the timing of the trial. The Court will likely determine supplemental damages for the additional sold DigiFIN units in a future order or a future proceeding.
Based on our analysis after the trial court’s Memorandum and Order, we determined to increase our loss contingency accrual related to this case from $10.0 million to $120.0 million, consisting of jury verdict damages, court costs, and estimates of prejudgment interest and supplemental damages. After the Court determines supplemental damages for the additional sold DigiFIN units in a future order or a future proceeding, we will evaluate whether the accrual should be increased by an additional amount.
Upon the entering of a final judgment, we intend to appeal the judgment to the United States Court of Appeals for the Federal Circuit. If we are unsuccessful on appeal, we would be liable for the entire judgment amount, which could adversely affect our financial condition.
In order to appeal the final judgment, we may be required to post an appeal bond for the full amount of damages entered in the judgment. To be prepared for a possible adverse judgment in this case, we have arranged with sureties to post an appeal bond on our behalf if necessary. However, the terms of the appeal bond enable each surety to require us to post collateral with the surety at any time the bond is outstanding, for up to the full amount of the bond. Depending on the size of the bond and the level of required collateral, in order to collateralize the bond we might need to utilize a combination of cash on hand and undrawn balances available under our revolving line of credit under our senior debt facility and possibly incur additional debt and/or equity financing. The collateralization of such a large appeal bond could have a material and adverse effect on our liquidity. If we are unable to post the appeal bond, we may be unable to stay enforcement of the judgment or appeal the case. At this time, we are unable to determine the amount of such an appeal bond or whether and to what extent the sureties may require the appeal bond to be collateralized in the future. Similarly, we are unable to predict the timing of the final judgment being entered by the trial court or the timing of posting any required appeal bond.
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

We may not ultimately prevail in the appeals process and we could be required to pay damages up to the amount of the loss contingency accrual plus any additional amount ordered by the trial court. Our assessment of our potential loss contingency may change in the future due to developments at the trial court or appellate court and other events, such as changes in applicable law, and such reassessment could lead to the determination that no loss contingency is probable or that a greater loss contingency is probable, which could have a material effect on our business, financial condition and results of operations. Amounts of estimated loss contingency accruals as disclosed in this Quarterly Report on Form 10-Q or elsewhere are based on currently available information and involve elements of judgment and significant uncertainties. Actual losses may exceed or be considerably less than these accrual amounts.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) During the three months ended June 30, 2013, in connection with the vesting of (or lapse of restrictions on) shares of our restricted stock held by certain employees, we acquired shares of our common stock in satisfaction of tax withholding obligations that were incurred on the vesting date. The date of acquisition, number of shares and average effective acquisition price per share were as follows:

Period	(a) Total Number of Shares Acquired	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Program
April 1, 2013 to April 30, 2013	—	$—	Not applicable	Not applicable
May 1, 2013 to May 31, 2013	—	$—	Not applicable	Not applicable
June 1, 2013 to June 30, 2013	7,479	$6.39	Not applicable	Not applicable
Total	7,479	$6.39

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

101
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three- and six-months ended June 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three- and six-months ended June 30, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows for the six-months ended June 30, 2013 and 2012, and (v) Notes to Condensed Consolidated Financial Statements.*

*
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
Date: August 8, 2013

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

101
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three- and six-months ended June 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three- and six-months ended June 30, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows for the six-months ended June 30, 2013 and 2012, and (v) Notes to Condensed Consolidated Financial Statements.*

*
In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.