Form 10-Q/A
period 2013-03-31
ION GEOPHYSICAL CORP
filed 2013-11-15
CIK 866609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
(Amendment No. 1)

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

ION GEOPHYSICAL AND SUBSIDIARIES
EXPLANATORY NOTE TO FORM 10-Q/A
This Form 10-Q/A (Amendment No. 1) amends our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 as filed with the Securities and Exchange Commission (the “SEC”) on May 1, 2013, and is being filed to reflect the restatement of our condensed consolidated financial statements for the three months ended March 31, 2013, as discussed in Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements contained herein.
On November 12, 2013, the Audit Committee of our Board of Directors, after considering and concurring with the recommendation of management, concluded that it was necessary to restate certain of our previously issued 2013 interim financial statements. As a result, on that date, we announced that our previously issued consolidated financial statements for the three months ended March 31, 2013 should no longer be relied upon.
In connection with the preparation of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, we determined that we had incorrectly presented the investments in our multi-client seismic data libraries, or SPANs, in our condensed consolidated statements of cash flows. We incorrectly included non-cash activity related to the investment in our multi-client seismic data libraries, which resulted in an understatement of our net cash provided by operating activities and an understatement of our net cash used in investing activities. We determined that this incorrect presentation was material to the condensed consolidated statement of cash flows for the three months ended March 31, 2013. Management concluded that the impact of the incorrect presentation to periods prior to 2013 was immaterial.
Our condensed consolidated statement of cash flows for the three months ended March 31, 2013 has been restated, resulting in an increase in our net cash flows from operating activities, with a corresponding increase in our net cash flows used in investing activities for that period. These changes within our net cash provided by operating activities and our net cash used in investing activities did not affect the total amounts of our cash and cash equivalents, nor the total amount of the net increase in cash and cash equivalents for the three months ended March 31, 2013. These changes have no effect on our condensed consolidated balance sheets, our condensed consolidated statements of income (loss), nor our condensed consolidated statements of comprehensive income (loss), as of and for the interim period ended March 31, 2013, and no effect on our business operations.
A summary of the restatement included in this amended filing is as follows (in thousands):

	Three Months Ended March 31, 2013
	As Reported	Adjustment	As Restated
Statement of Cash Flows:
Accounts payable, accrued expenses and accrued royalties	$(28,686)	$15,313	$(13,373)
Net cash provided by operating activities	$34,278	$15,313	$49,591
Investment in multi-client data library	$(13,270)	$(15,508)	$(28,778)
Purchase of property, plant and equipment	$(3,969)	$195	$(3,774)
Net cash used in investing activities	$(27,663)	$(15,313)	$(42,976)
Net increase in cash and cash equivalents	$5,604	$—	$5,604
Cash and cash equivalents at end of period	$66,575	$—	$66,575
For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), each item in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 that was affected by this Amendment No. 1 has been amended and replaced in its entirety. As required by Rule 12b-15 under the Exchange Act, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Form 10-Q/A under Item 6 of Part II.
This Form 10-Q/A contains modified or updated disclosures from the original Form 10-Q as required to reflect only (i) the amendments related to the restatement and (ii) the additional disclosures contained in Part I, Item 4 “Controls and Procedures.” Information with respect to events occurring after May 1, 2013 that is not required under ASC 855-10 to currently be disclosed has been or will be set forth, as appropriate, in our subsequent periodic filings, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Any reference to facts and circumstances at a “current” date refer to such facts and circumstances as of such original filing date. No attempt has been made in this Form 10-Q/A to modify or update disclosures as presented in the original Form 10-Q, except as discussed above.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS FOR FORM 10-Q/A AMENDMENT TO FORM 10-Q
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

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
	Restated (Note 1)
	(In thousands)
Cash flows from operating activities:
Net income	$1,799	$8,462
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization (other than multi-client data library)	4,200	3,090
Amortization of multi-client data library	18,592	22,620
Stock-based compensation expense	2,011	1,484
Equity in earnings of investments	(1,116)	(2,468)
Deferred income taxes	(6,150)	(1,063)
Change in operating assets and liabilities:
Accounts receivable	35,307	61,018
Unbilled receivables	11,938	(23,016)
Inventories	1,381	965
Accounts payable, accrued expenses and accrued royalties	(13,373)	(13,025)
Deferred revenue	(7,153)	(4,736)
Other assets and liabilities	2,155	(1,491)
Net cash provided by operating activities	49,591	51,840
Cash flows from investing activities:
Investment in multi-client data library	(28,778)	(24,527)
Purchase of property, plant and equipment	(3,774)	(1,768)
Investment in and advances to GeoRXT	(9,500)	—
Maturity of short-term investments	—	20,000
Investment in convertible notes	(1,000)	—
Other investing activities	76	—
Net cash used in investing activities	(42,976)	(6,295)
Cash flows from financing activities:
Payments on long-term debt	(848)	(1,431)
Payment of preferred dividends	(338)	(338)
Proceeds from exercise of stock options	716	249
Other financing activities	350	453
Net cash used in financing activities	(120)	(1,067)
Effect of change in foreign currency exchange rates on cash and cash equivalents	(891)	216
Net increase in cash and cash equivalents	5,604	44,694
Cash and cash equivalents at beginning of period	60,971	42,402
Cash and cash equivalents at end of period	$66,575	$87,096
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1)    Basis of Presentation and Restatement
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
Restatement of the Financial Statements for the Three Months Ended March 31, 2013
The condensed consolidated statement of cash flows for the three months ended March 31, 2013 has been restated. In connection with the preparation of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, the Company determined that it had incorrectly presented certain non-cash investments in its multi-client seismic data libraries in its condensed consolidated statements of cash flows. The Company incorrectly included non-cash activity related to the investment in its multi-client seismic data libraries, which resulted in an understatement of its cash provided by operating activities and an understatement of its cash used in investing activities. Management concluded that the impact of the incorrect presentation to periods prior to 2013 was immaterial.
The consolidated financial information contained in this Form 10-Q/A for the three months ended March 31, 2013 reflects the Company’s restated statement of cash flows for this three-month period resulting in changes within cash flows from operating and investing activities, but no change to total cash and cash equivalents. The adjustments reflected in the restatement of the condensed consolidated statement of cash flows are as follows (in thousands):

	Three Months Ended March 31, 2013
	As Reported	Adjustment	As Restated
Statement of Cash Flows:
Accounts payable, accrued expenses and accrued royalties	$(28,686)	$15,313	$(13,373)
Net cash provided by operating activities	$34,278	$15,313	$49,591
Investment in multi-client data library	$(13,270)	$(15,508)	$(28,778)
Purchase of property, plant and equipment	$(3,969)	$195	$(3,774)
Net cash used in investing activities	$(27,663)	$(15,313)	$(42,976)
Net increase in cash and cash equivalents	$5,604	$—	$5,604
Cash and cash equivalents at end of period	$66,575	$—	$66,575
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
Restatement
See Note 1 to the Unaudited Condensed Consolidated Financial Statements for an explanation regarding the restatement of our condensed consolidated statement of cash flows for the three months ended March 31, 2013.
In connection with the preparation of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, we determined that we had incorrectly presented the investments in our multi-client seismic data libraries, or SPANs, in our condensed consolidated statements of cash flows. We incorrectly included non-cash activity related to the investment in our multi-client seismic data libraries, which resulted in an understatement of our net cash provided by operating activities and an understatement of our net cash used in investing activities. These investment items should have instead been included and presented as additions to our net cash used in investing activities in our condensed consolidated statement of cash flows for the three months ended March 31, 2013.
For the three months ended March 31, 2013, the restatement had the effect of increasing net cash provided by operating activities from $34.3 million to $49.6 million and increasing our our net cash used in investing activities from $27.7 million to $43.0 million. These adjustments do not have any effect on our condensed consolidated balance sheets, our condensed consolidated statements of income (loss) or our condensed consolidated statements of comprehensive income (loss), as of and for the interim period ended March 31, 2013. The adjustments have no effect on our business operations, cash balances or liquidity.
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

Liquidity and Capital Resources
Sources of Capital
Our cash requirements include our working capital requirements, and cash required for our debt service payments, seismic data acquisition projects and capital expenditures. As of March 31, 2013, we had working capital of $156.1 million, which included $66.6 million of cash on hand. Capital requirements are primarily driven by our continued investment in our multi–client seismic data library (totaling $28.8 million for the Current Quarter) and, to a lesser extent, our inventory purchase obligations. Also, our headcount is a significant driver of our working capital needs. Because a significant portion of our business is involved in the planning, processing and interpretation of seismic data services, one of our largest investments is in our employees, which involves cash expenditures for their salaries, bonuses, payroll taxes and related compensation expenses.
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
Meeting our Liquidity Requirements
The cash flow information described below reflects the restatement of our condensed consolidated statement of cash flows for the three months ended March 31, 2013.
For the Current Quarter, total capital expenditures, including investments in our multi-client data library, were $32.6 million, and we are projecting additional capital expenditures for the remaining nine months of 2013 to be between $145 million and $175 million. Of the total projected capital expenditures for the remaining nine months of 2013, we are estimating that approximately $125 million to $145 million will be spent on investments in our multi-client data library.
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
Cash Flow from Operations
Net cash provided by operating activities was $49.6 million for the Current Quarter, compared to $51.8 million for the Comparable Quarter. This decrease in our net cash flows from operating activities was primarily due in part to the decrease in our income from operations for the Current Quarter compared to the Comparable Quarter. Our net cash flows provided by operating activities during the Current Quarter were impacted positively by a significant decrease in accounts receivable and unbilled receivables, offset by a negative impact due to a decrease in accounts payable, accrued expenses, accrued royalties and deferred revenue.

Cash Flow from Investing Activities
Net cash used in investing activities was $43.0 million for the Current Quarter, compared to $6.3 million for the Comparable Quarter. The principal use of cash in our investing activities during the Current Quarter was $28.8 million for continued investment in our multi-client data library, $3.8 million for capital expenditures related to property, plant and equipment, and a total $9.5 million investment in GeoRXT, consisting of $1.5 million for the purchase of our 30% equity interest in GeoRXT, and $8.0 million loaned to GeoRXT for short-term working capital. The principal uses of cash in our investing activities during the Comparable Quarter were $24.5 million for investment in our multi-client data library, and $1.8 million of capital expenditures related to property, plant and equipment, offset by proceeds from the maturity of $20.0 million of short-term investments.
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

In connection with the restatement discussed above in the explanatory note to this Form 10-Q/A and in Note 1 “Basis of Presentation and Restatement” of Notes to Unaudited Condensed Consolidated Financial Statements, and as a result of the material weakness described below, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of March 31, 2013 our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
We identified a material weakness in our internal control over financial reporting with respect to the controls related to the preparation and review of our statement of cash flows. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
As a result of this material weakness, our management also concluded that as of March 31, 2013, we did not maintain effective internal control over financial reporting.
To address this material weakness, we are undertaking improvements to our procedures and controls that will include the use of automated systems reporting of non-cash accruals related to our investment in multi-client data library and fixed assets and an improved cross-functional management review of our statement of cash flows. While we believe that the steps we are undertaking will sufficiently address this material weakness in internal control over financial reporting, there can be no assurance that the measures that we are undertaking will be adequate.
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

101
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three-months ended March 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three-months ended March 31, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows for the three-months ended March 31, 2013 (Restated) and 2012, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.*

*
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
Date: November 15, 2013

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

101
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three-months ended March 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three-months ended March 31, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows for the three-months ended March 31, 2013 (Restated) and 2012, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.*

*
In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.