Form 10-Q
period 2013-09-30
ION GEOPHYSICAL CORP
filed 2013-11-15
CIK 866609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒
At October 28, 2013, there were 163,306,746 shares of common stock, par value $0.01 per share, outstanding.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS FOR FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2013

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2013	December 31, 2012
	( In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$88,585	$60,971
Accounts receivable, net	62,901	127,136
Unbilled receivables	82,894	89,784
Inventories	61,404	70,675
Prepaid expenses and other current assets	25,698	25,605
Total current assets	321,482	374,171
Deferred income tax asset	—	28,414
Property, plant, equipment and seismic rental equipment, net	49,360	33,772
Multi-client data library, net	242,870	230,315
Equity method investments	69,624	73,925
Goodwill	55,322	55,349
Intangible assets, net	11,986	14,841
Other assets	15,199	9,796
Total assets	$765,843	$820,583
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$5,193	$3,496
Accounts payable	31,808	28,688
Accrued expenses	60,360	124,095
Accrued multi-client data library royalties	24,661	26,300
Deferred revenue	20,361	26,899
Total current liabilities	142,383	209,478
Long-term debt, net of current maturities	180,530	101,832
Other long-term liabilities	207,044	8,131
Total liabilities	529,957	319,441
Redeemable noncontrolling interest	1,881	2,123
Equity:
Cumulative convertible preferred stock	—	27,000
Common stock, $0.01 par value; authorized 200,000,000 shares; outstanding 163,298,996 and 156,356,949 shares at September 30, 2013 and December 31, 2012, respectively, net of treasury stock	1,633	1,564
Additional paid-in capital	877,891	848,669
Accumulated deficit	(625,976)	(360,297)
Accumulated other comprehensive loss	(13,300)	(11,886)
Treasury stock, at cost, 849,539 shares at both September 30, 2013 and December 31, 2012	(6,565)	(6,565)
Total stockholders’ equity	233,683	498,485
Noncontrolling interests	322	534
Total equity	234,005	499,019
Total liabilities and equity	$765,843	$820,583
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Service revenues	$44,679	$93,023	$224,231	$232,501
Product revenues	35,159	43,300	106,259	120,746
Total net revenues	79,838	136,323	330,490	353,247
Cost of services	52,256	59,136	188,494	149,863
Cost of products	42,686	21,229	85,525	60,327
Gross profit (loss)	(15,104)	55,958	56,471	143,057
Operating expenses:
Research, development and engineering	10,288	7,504	28,665	25,536
Marketing and sales	8,416	8,091	25,364	24,162
General, administrative and other operating expenses	22,720	15,314	50,277	43,695
Total operating expenses	41,424	30,909	104,306	93,393
Income (loss) from operations	(56,528)	25,049	(47,835)	49,664
Interest expense, net	(4,281)	(1,237)	(8,103)	(4,119)
Equity in earnings (losses) of investments	(5,192)	(1,684)	(10,414)	4,561
Other expense, net	(74,301)	(936)	(180,392)	(727)
Income (loss) before income taxes	(140,302)	21,192	(246,744)	49,379
Income tax expense	56,954	6,037	19,450	13,666
Net income (loss)	(197,256)	15,155	(266,194)	35,713
Net loss attributable to noncontrolling interest	498	42	515	436
Net income (loss) attributable to ION	(196,758)	15,197	(265,679)	36,149
Preferred stock dividends	338	338	1,014	1,014
Conversion payment of preferred stock	5,000	—	5,000	—
Net income (loss) applicable to common shares	$(202,096)	$14,859	$(271,693)	$35,135
Net income (loss) per share:
Basic	$(1.29)	$0.10	$(1.73)	$0.23
Diluted	$(1.29)	$0.09	$(1.73)	$0.22
Weighted average number of common shares outstanding:
Basic	157,143	155,918	156,842	155,698
Diluted	157,143	162,852	156,842	162,680

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Net income (loss)	$(197,256)	$15,155	$(266,194)	$35,713
Other comprehensive income (loss), net of taxes, as appropriate:
Foreign currency translation adjustments	2,513	2,707	(530)	2,972
Equity interest in investees' other comprehensive income (loss)	(716)	(783)	(1,265)	(67)
Unrealized gain (loss) on available-for-sale securities	—	(80)	(244)	383
Other changes in other comprehensive income (loss)	27	63	625	36
Total other comprehensive income (loss), net of taxes	1,824	1,907	(1,414)	3,324
Comprehensive net income (loss)	(195,432)	17,062	(267,608)	39,037
Comprehensive loss attributable to noncontrolling interest	498	42	515	436
Comprehensive net income (loss) attributable to ION	$(194,934)	$17,104	$(267,093)	$39,473

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(266,194)	$35,713
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization (other than multi-client data library)	13,146	11,532
Amortization of multi-client data library	50,892	66,911
Amortization of debt costs	928	187
Stock-based compensation expense	5,707	4,473
Equity in (earnings) losses of investments	10,414	(4,561)
Gain on sale of cost-method investment	(3,591)	—
Accrual for loss contingency related to legal proceedings	181,776	10,000
Write-down of multi-client data library	5,461	—
Write-down of receivables from OceanGeo	9,157	—
Write-down of excess and obsolete inventory	21,197	—
Deferred income taxes	7,768	795
Change in operating assets and liabilities:
Accounts receivable	57,481	37,526
Unbilled receivables	6,890	(40,898)
Inventories	(13,157)	(8,540)
Accounts payable, accrued expenses and accrued royalties	(6,179)	12,812
Deferred revenue	(6,527)	(12,316)
Other assets and liabilities	3,346	(2,302)
Net cash provided by operating activities	78,515	111,332
Cash flows from investing activities:
Cash invested in multi-client data library	(86,346)	(105,600)
Purchase of property, plant, equipment and seismic rental assets	(13,539)	(13,566)
Net advances to INOVA Geophysical	(8,000)	—
Investment in and advances to OceanGeo B.V. (formerly named GeoRXT B.V.)	(9,500)	—
Proceeds from sale of a cost-method investment	4,150	—
Maturity of short-term investments	—	20,000
Investment in convertible note	(2,000)	(2,000)
Other investing activities	76	—
Net cash used in investing activities	(115,159)	(101,166)
Cash flows from financing activities:
Proceeds from issuance of notes	175,000	—
Payments under amended revolving line of credit	(97,250)	(51,000)
Borrowings under amended revolving line of credit	—	148,250
Repayment of term loan	—	(98,250)
Payments on long-term debt	(3,296)	(2,776)
Cost associated with issuance of notes	(6,731)	—
Cost associated with debt amendment	—	(1,313)
Payment of preferred dividends	(1,014)	(1,014)
Conversion payment of preferred stock	(5,000)	—
Proceeds from exercise of stock options	2,367	563
Other financing activities	790	338
Net cash provided by (used in) financing activities	64,866	(5,202)
Effect of change in foreign currency exchange rates on cash and cash equivalents	(608)	113
Net increase in cash and cash equivalents	27,614	5,077
Cash and cash equivalents at beginning of period	60,971	42,402
Cash and cash equivalents at end of period	$88,585	$47,479
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1)    Basis of Presentation
The condensed consolidated balance sheet of ION Geophysical Corporation and its subsidiaries (collectively referred to as the “Company” or “ION,” unless the context otherwise requires) at December 31, 2012 has been derived from the Company’s audited consolidated financial statements at that date. The condensed consolidated balance sheet at September 30, 2013, and the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2013 and 2012 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012, are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the operating results for a full year or of future operations.
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
The Company’s consolidated results of operations for the second and third quarters of 2013 were affected by certain additional contingent loss accruals, restructuring charges and impairments of certain assets. See Note 9 “Litigation” and Note 15 “Restructuring Activities” for additional information. The Company’s conclusion to record the restructuring and impairment charges was made in connection with the Company’s preparation of the financial statements included in this Quarterly Report on Form 10-Q.
In addition, also in connection with the Company’s preparation and review of its financial statements included in this Quarterly Report on Form 10-Q, the Company determined that it had incorrectly presented the investments in its multi-client seismic data libraries, or SPANs, in its condensed consolidated statements of cash flows for the three months ended March 31, 2013 and the six months ended June 30, 2013. The Company incorrectly included non-cash activity related to the investment in its multi-client seismic data libraries, which resulted in an understatement of its cash provided by operating activities and an understatement of its cash used in investing activities as previously reported for the interim periods ended March 31, 2013 and June 30, 2013. See Item 4. - Controls and Procedures for further discussion of the improvements to the Company’s controls and procedures implemented to address this incorrect presentation. As a result of this incorrect presentation, the Company restated its condensed consolidated statements of cash flows for the interim periods ended March 31, 2013 and June 30, 2013.
(2)    Segment Information
The Company operates through three business segments – Solutions, Systems and Software. The Company measures segment operating results based on income from operations. In addition, the Company has equity ownership interests in two joint ventures: INOVA Geophysical and OceanGeo B.V. (formerly known as GeoRXT B.V.) (“OceanGeo”). See Note 3 “Equity Method Investments” for the summarized financial information for INOVA Geophysical and OceanGeo.

A summary of segment information is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net revenues:
Solutions:
New Venture	$11,945	$40,817	$93,630	$91,355
Data Library	5,184	22,756	36,153	55,259
Total multi-client revenues	17,129	63,573	129,783	146,614
Data Processing	26,318	28,546	91,453	83,601
Total	$43,447	$92,119	$221,236	$230,215
Systems:
Towed Streamer	$15,342	$17,529	$41,461	$47,060
Ocean Bottom	159	7,969	7,307	13,104
Other	10,766	5,616	33,194	30,475
Total	$26,267	$31,114	$81,962	$90,639
Software:
Software Systems	$8,892	$12,186	$24,297	$30,107
Services	1,232	904	2,995	2,286
Total	$10,124	$13,090	$27,292	$32,393
Total	$79,838	$136,323	$330,490	$353,247
Gross profit (loss):
Solutions	$(8,487)	$33,142	$33,600	$81,031
Systems	(13,987)	12,731	3,195	37,777
Software	7,370	10,085	19,676	24,249
Total	$(15,104)	$55,958	$56,471	$143,057
Gross margin:
Solutions	(20)%	36%	15%	35%
Systems	(53)%	41%	4%	42%
Software	73%	77%	72%	75%
Total	(19)%	41%	17%	40%
Income (loss) from operations:
Solutions	$(18,163)	$22,341	$215	$49,381
Systems	(23,610)	6,335	(21,172)	16,070
Software	6,280	9,186	16,396	21,547
Corporate and other	(21,035)	(12,813)	(43,274)	(37,334)
Income (loss) from operations	(56,528)	25,049	(47,835)	49,664
Interest expense, net	(4,281)	(1,237)	(8,103)	(4,119)
Equity in earnings (losses) of investments	(5,192)	(1,684)	(10,414)	4,561
Other expense, net	(74,301)	(936)	(180,392)	(727)
Income (loss) before income taxes	$(140,302)	$21,192	$(246,744)	$49,379

(3)    Equity Method Investments
The following table reflects the change in the Company’s equity method investments and note receivable from equity method investees during the nine months ended September 30, 2013 (in thousands):

	INOVA Geophysical	OceanGeo	Total
Investment at December 31, 2012	$73,925	$—	$73,925
Investment in equity	—	1,500	1,500
Note receivable	—	8,000	8,000
Equity in losses of investments	(3,036)	(7,378)	(10,414)
Write-down of note receivable from OceanGeo	—	(2,122)	(2,122)
Equity interest in investees' other comprehensive income (loss)	(1,265)	—	(1,265)
Investments at September 30, 2013	$69,624	$—	$69,624
OceanGeo — In February 2013, the Company purchased from Reservoir Exploration Technology ASA for $1.5 million its 30% interest in OceanGeo (formerly known as GeoRXT B.V.). OceanGeo is headquartered in Rio de Janeiro, Brazil, and specializes in seismic acquisition operations using ocean-bottom cables deployed from vessels leased by OceanGeo. The Company was originally granted an option, exercisable at any time on or before May 15, 2013, to increase its ownership percentage to 50%, which would have required making additional capital contributions to OceanGeo. Additionally, the Company provided OceanGeo with an $8.0 million working capital loan, the repayment of which is guaranteed by the Company’s majority joint venture partner in OceanGeo, Georadar Levantamentos Geofisicos S/A (“Georadar”). The stated maturity date of the loan was May 25, 2013. No repayments have been made to date under this loan, and the indebtedness under the loan remains outstanding. As of September 30, 2013, ION had no obligation, implicit or explicit, to fund any continued losses of OceanGeo.
During the third quarter of 2013, OceanGeo’s vessels and crew remained idle because it had no contracts for seismic acquisition operations. The Company’s share of losses in OceanGeo attributable to its investment and its receivable for the three and nine months ended September 30, 2013 were $(5.0) million and $(7.4) million, respectively. The Company’s share of losses reduced its equity method investment in OceanGeo to zero. The Company continued to record its share of additional losses, reducing the carrying value of the note receivable from OceanGeo to $2.1 million at September 30, 2013. As of September 30, 2013, the Company evaluated the realizability of its remaining $9.2 million of receivables from OceanGeo and concluded they were fully impaired because OceanGeo has no current revenue-producing contracts and no backlog of contracts for seismic acquisition operations, and it continues to deplete its cash reserves. As a result, the Company recorded a charge through general, administrative and other operating expenses of $9.2 million, such that there is no remaining carrying value of the receivables.
The following table reflects the summarized financial information for OceanGeo for the three months ended September 30, 2013 and the period from March 1 to September 30, 2013 (in thousands):

	Three Months Ended September 30, 2013	Period from March 1 to September 30, 2013
Net revenues	$—	$19,668
Gross loss	$(11,359)	$(11,237)
Loss from operations	$(16,733)	$(23,609)
Net loss	$(17,553)	$(24,598)
In October 2013, the Company reached agreement with Georadar for the Company to have the option to increase its ownership percentage in OceanGeo to 70%, subject to certain conditions. As of November 15, 2013, the Company had advanced an additional $7.9 million for working capital purposes. The Company has no obligation, implicit or explicit, to fund any continued expenses of OceanGeo. The Company continues to evaluate the business and prospects of OceanGeo and has not yet determined whether it will increase its ownership interest in OceanGeo. If the Company increases its ownership interest, the Company would likely need to provide OceanGeo additional funding.

INOVA Geophysical — The Company accounts for its 49% interest in INOVA Geophysical as an equity method investment and records its share of earnings and losses of INOVA Geophysical on a one fiscal quarter lag basis. For the three and nine months ended September 30, 2013, the Company recorded its share of earnings (losses) from INOVA Geophysical of $(0.2) million and $(3.0) million, respectively, compared to its share of earnings (losses) for the corresponding periods in 2012, of $(1.7) million and $4.6 million, respectively. The following table reflects the summarized financial information for INOVA Geophysical for the three months ended June 30, 2013 and 2012 and the nine-month periods from October 1 to June 30 of 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Nine-Month Period from October 1 through June 30,
	2013	2012	2013	2012
Net revenues	$61,241	$47,447	$142,947	$163,224
Gross profit	$12,243	$6,296	$26,378	$39,762
Income (loss) from operations	$1,658	$(4,029)	$(7,103)	$11,390
Net income (loss)	$(488)	$(3,454)	$(6,518)	$10,917
In the third quarter, INOVA Geophysical initiated a restructuring of its product lines. This was a necessary response to the continued softness in the land market and competition among the land equipment providers for both cabled and cableless acquisition systems.  The restructuring within INOVA Geophysical is intended to enable the business to operate profitably at lower revenue levels. INOVA Geophysical reduced its employee headcount by a total of 77 positions, approximately 20%.
Related Party Transactions
For information regarding transactions between the Company and its equity method investees, see Note 14 “Related Party Transactions.”
(4)    Net Income (Loss) per Share
Basic net income (loss) per common share is computed by dividing net income (loss) applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is determined based on the assumption that dilutive restricted stock and restricted stock unit awards have vested and outstanding dilutive stock options have been exercised and the aggregate proceeds were used to reacquire common stock using the average price of such common stock for the period. The total number of shares issued or reserved for future issuance under outstanding stock options at September 30, 2013 and 2012 was 7,081,950 and 6,699,604, respectively, and the total number of shares of restricted stock and shares reserved for restricted stock units outstanding at September 30, 2013 and 2012 was 763,559 and 842,438, respectively.
Prior to September 30, 2013, there were 27,000 shares outstanding of the Company’s Series D Cumulative Convertible Preferred Stock (“Series D Preferred Stock”). On September 30, 2013, the holder converted all of the outstanding shares of Series D Preferred Stock into 6,065,075 shares of common stock. See further discussion of the Series D Preferred Stock conversion at Note 6 “Cumulative Convertible Preferred Stock.” The effects of the dilutive stock awards and the outstanding shares of Series D Preferred Stock were anti-dilutive for three and nine months ended September 30, 2013.
The following table summarizes the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss) applicable to common shares	$(202,096)	$14,859	$(271,693)	$35,135
Income impact of assumed Series D Preferred Stock conversion	—	338	—	1,014
Net income (loss) after assumed Series D Preferred Stock conversion	$(202,096)	$15,197	$(271,693)	$36,149
Weighted average number of common shares outstanding	157,143	155,918	156,842	155,698
Effect of dilutive stock awards	—	869	—	917
Effect of convertible preferred stock	—	6,065	—	6,065
Weighted average number of diluted common shares outstanding	157,143	162,852	156,842	162,680
Basic net income (loss) per share	$(1.29)	$0.10	$(1.73)	$0.23
Diluted net income (loss) per share	$(1.29)	$0.09	$(1.73)	$0.22

(5)    Long-term Debt

Obligations (in thousands)	September 30, 2013	December 31, 2012
Senior secured second-priority notes	$175,000	$—
Revolving line of credit	—	97,250
Facility lease obligation	1,721	2,334
Equipment capital leases	9,002	5,744
Total	185,723	105,328
Current portion of long-term debt and lease obligations	(5,193)	(3,496)
Non-current portion of long-term debt and lease obligations	$180,530	$101,832

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
The Notes are initially jointly and severally guaranteed on a senior secured basis by each of the Company’s current material U.S. subsidiaries: GX Technology Corporation, ION Exploration Production (U.S.A.), Inc. and I/O Marine Systems, Inc. (the “Notes Guarantors”). The Notes and the guarantees are secured, subject to certain exceptions and permitted liens, by second-priority liens on substantially all of the assets that secure the indebtedness under the Company's senior first-priority secured credit facility with China Merchants Bank Co., Ltd., New York Branch (“CMB”) as administrative agent and lender under the facility (see “– Revolving Line of Credit” below). The indebtedness under the Notes is effectively junior to the Company's obligations under the senior secured credit facility to the extent of the value of the collateral securing the facility, and to any other indebtedness secured on a first-priority basis to the extent of the value of the Company's assets subject to those first-priority security interests.
The Company used the net proceeds from the offering to repay outstanding indebtedness under its senior secured credit facility with CMB and for general corporate purposes. The Notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or applicable state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state laws.
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

*	No default under the Indenture has occurred or would occur as a result of such payment or investment,

*
The Company would, after giving pro forma effect to such investment or payment, have been permitted to incur at least $1.00 of additional indebtedness under a Fixed Charge Coverage Ratio test under the Indenture and

*
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

*	No default under the Indenture has occurred or would occur as a result of such merger or sale, and

*
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
As of September 30, 2013, the Company was in compliance with these covenants.
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

As of September 30, 2013, no borrowed amounts were outstanding under the Credit Facility.
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
The fixed charge coverage ratio is defined as the ratio of (i) the Company’s consolidated EBITDA, as defined in the Credit Facility, less cash income tax expense, non-financed capital expenditures and capitalized research and development costs to (ii) the sum of scheduled payments of lease payments and payments of principal indebtedness, interest expense actually paid and cash dividends, in each case for the four consecutive fiscal quarters most recently ended. The leverage ratio is defined as the ratio of (x) total funded consolidated debt, capital lease obligations and issued letters of credit (net of cash collateral) to (y) the Company's consolidated EBITDA for the four consecutive fiscal quarters most recently ended.
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
As of September 30, 2013, the Company was in compliance with these financial covenants and the Company expects to remain in compliance with these financial covenants for at least the next 12 months.
In connection with the Company’s offering of the Notes, on April 12, 2013, the Company, the Notes Guarantors and CMB, as administrative agent and lender under the Credit Facility, entered into a consent agreement related to the Credit Facility that permitted the Company and the Notes Guarantors to, among other things, (i) issue the Notes and related guarantees and (ii) invest a cumulative aggregate amount of up to $100 million in OceanGeo from and after February 26, 2013.
(6)     Cumulative Convertible Preferred Stock
On September 30, 2013, an affiliate of D. E. Shaw & Co., Inc., as holder of all of the 27,000 shares of Series D Preferred Stock of the Company remaining outstanding, converted all of the shares into a total of 6,065,075 shares of the Company’s common stock. Concurrently with the holder’s conversion of its shares of Series D Preferred Stock, the Company paid the holder a cash payment of approximately $5.0 million, representing the estimated present value of certain future dividends in respect of the Series D Preferred Stock. The cash payment made in connection with the conversion of preferred stock reduced the net income (loss) applicable to common shares. As a result of the conversion, all outstanding shares of Series D Preferred Stock were converted into shares of the Company’s common stock and no shares of Series D Preferred Stock remain outstanding.
(7)    Income Taxes
The Company has recorded a valuation allowance for substantially all of its net deferred tax assets as a result of the significant charges recorded in the three months ended September 30, 2013. Including these current year charges, the Company is expected to be in a cumulative recent loss position for the three-year period ending December 31, 2013. The cumulative recent loss represents significant negative evidence regarding the Company’s ability to realize substantially all of its deferred tax assets. As a result, a valuation allowance has been established. The Company anticipates that deferred tax assets, which includes net operating losses, will not be recognized until they are used in the Company’s tax return, the Company is no longer in a cumulative recent loss position or there is otherwise sufficient evidence to warrant recognition. Based on the significance of the cumulative recent loss, the Company expects to maintain a valuation allowance on its deferred tax assets for the foreseeable future.

The Company’s effective tax rates for the three months ended September 30, 2013 and 2012 were (40.6)% and 28.5%, respectively. The change in the effective tax rate is the result of recording the valuation allowance during the three months ended September 30, 2013. The Company’s effective tax rate was (7.9)% and 27.7% for the nine months ended September 30, 2013 and 2012, respectively. A reconciliation of the expected income tax expense (benefit) on income (loss) before income taxes using the statutory federal income tax rate of 35% for the three and nine months ended September 30, 2013 and 2012 to income tax expense is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Expected income tax expense (benefit) at 35%	$(49,106)	$7,417	$(86,360)	$17,282
Foreign taxes (tax rate differential and foreign tax differences)	9,124	(919)	9,052	(4,083)
Nondeductible expenses and other	819	(133)	(30)	371
Deferred tax asset valuation allowance	96,117	(328)	96,788	96
Total income tax expense	$56,954	$6,037	$19,450	$13,666
The total amount of the Company’s unrecognized tax benefits as of September 30, 2013 was $2.1 million. The Company accrues estimated interest and penalties, if any, related to unrecognized tax benefits as a component of the Company’s provision for income taxes.
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
In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. The standard is effective for interim and annual periods beginning after December 15, 2013 and is to be applied prospectively with optional retrospective adoption permitted. The adoption of this standard is effective on January 1, 2014. The Company is currently evaluating the standard but does not expect it to materially impact the condensed consolidated financial statements and footnote disclosures.
(8)    Fair Value of Financial Instruments
Authoritative guidance on fair value measurements defines fair value, establishes a framework for measuring fair value and stipulates the related disclosure requirements. The Company follows a three-level hierarchy, prioritizing and defining the types of inputs used to measure fair value.
Investment in Convertible Notes. The following table provides additional information related to assets measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012. The reference to the level within the table relates to the level of inputs used to determine fair value, and the key inputs are then described below. The table is as follows (amounts in thousands):

	Level 1	Level 2	Level 3
As of September 30, 2013:
Investment in convertible notes	$—	$—	$4,194
As of December 31, 2012:
Investment in convertible notes	—	—	8,195
In May 2011, the Company purchased a convertible note from a privately-owned U.S.-based technology company. The original principal amount of the note was $6.5 million, and the note accrued interest at a rate of 4% per annum. On April 25, 2013, the Company converted the note and accrued interest into 1,533,858 common shares of the investee which resulted in a post-conversion equity ownership percentage interest in the investee of 16%. This investment is now accounted for as a cost method investment. At April 25, 2013, prior to conversion, the note and accrued interest had a fair value of $6.5 million compared to a book value of $7.0 million resulting in a realized loss of $(0.5) million. The Company performed a fair value analysis with respect to its investment in the convertible note and interest using Level 3 inputs. These inputs included (i) an income approach, using a discounted cash flow model, (ii) a market approach, using peer company multiples, and (iii) a market approach, including terms and likelihood of an investment event.

In March 2012, the Company and the investee entered into an agreement for the Company to make available to the investee a credit facility in an amount of up to $4.0 million. This credit facility originally had a term of one year with an option to extend its term by one year, which was exercised, extending the maturity date to March 2014. In September 2013, the Company and the investee amended the agreement to (i) extend the maturity date to March 2015, (ii) change the annual interest rate from the London Interbank Offered Rate plus 1150 basis points to an annual rate of 0.25% commencing in June 2013, and (iii) change the conversion provision to allow for conversion of any or all of the outstanding balance of the promissory note under the credit facility into common shares of the investee. As of September 30, 2013, the investee had drawn $4.0 million under this credit arrangement.
The Company performed a fair value analysis with respect to its investment in the convertible note using Level 3 inputs. These inputs included a market approach, including the terms and likelihood of an investment event. As of September 30, 2013, the fair value of this investment was approximately $4.2 million, including accrued interest.
Fair Value of Other Financial Instruments. Due to their highly liquid nature, the amount of the Company’s other financial instruments, including cash and cash equivalents, accounts and unbilled receivables, notes receivable, accounts payable, and accrued multi-client data library royalties, represent their approximate fair value.
The carrying amounts of the Company’s long-term debt as of September 30, 2013 and December 31, 2012 were $185.7 million and $105.3 million, respectively, compared to its fair values of $173.5 million and $105.3 million as of September 30, 2013 and December 31, 2012, respectively. The fair value of the long-term debt was calculated using a market approach based upon Level 2 inputs, including a price quote from a major financial institution, as of September 30, 2013. As of December 31, 2012, Level 3 inputs were used, including an estimated interest rate reflecting then-current market conditions.
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

In September 2012, the Company filed motions with the trial court to overturn all or portions of the verdict. In June 2013, the presiding judge entered a Memorandum and Order rejecting the jury's finding of willfulness and denying WesternGeco's motions for willfulness and enhanced damages, but also denying the Company's post-verdict motions that challenged the jury's infringement findings and the damages amount. In the Memorandum and Order, the judge also stated that he would approve WesternGeco’s motion for a permanent injunction and that WesternGeco is entitled to be awarded supplemental damages for the additional DigiFIN units that were supplied from the United States before and after trial that were not included in the jury verdict due to the timing of the trial. On October 24, 2013, the judge entered another Memorandum and Order, ruling on the number of DigiFIN units that are subject to supplemental damages and also ruling that the supplemental damages applicable to the additional units should be calculated by adding together the jury’s previous reasonable royalty and lost profits damages awards per unit, resulting in supplemental damages of $73.1 million. The total damages award in the case now consists of the jury award of $105.9 million and the supplemental damages award of $73.1 million. The October 2013 Memorandum and Order also concluded that the Company’s infringement involving the supplemental units was not willful and that WesternGeco was not entitled to receive enhanced damages.
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
Either within its final judgment or in a separate order entered after its final judgment, the trial court has ruled that it will also enter a permanent injunction against the Company. As of the filing date of this Quarterly Report on Form 10-Q, the Court had not issued the terms of the permanent injunction. Until the permanent injunction is entered, the terms of the injunction cannot be known for certain, but it is likely that the permanent injunction will prohibit the Company from supplying its DigiFIN units, two parts that are unique to the DigiFIN product and related software from the United States to its customers overseas with an intention for the customers to combine DigiFIN and the software with other required components of the patent claims. The Company has reorganized its operations such that it no longer supplies DigiFIN units, the unique DigiFIN parts and the related software from the United States.
Based on the Company’s analysis after the trial court’s Memorandum and Order in June 2013 denying the Company’s post-verdict motions that challenged the jury's infringement findings and the damages amount, the Company increased its loss contingency accrual related to this case from $10.0 million to $120.0 million, consisting of jury verdict damages, court costs, and estimates of prejudgment interest and supplemental damages. Based on the Company’s analysis after the trial court’s Memorandum and Order in October 2013 awarding supplemental damages, the Company further increased its loss contingency accrual related to this case as of September 30, 2013 from $120.0 million, to $191.8 million, consisting of jury verdict damages, supplemental damages, court costs, and estimates of prejudgment interest. Additional interest will continue to accrue until this legal matter is fully resolved.
The Company’s assessment of its potential loss contingency may change in the future due to developments at the trial court or appellate court and other events, such as changes in applicable law, and such reassessment could lead to the determination that no loss contingency is probable or that a greater or lesser loss contingency is probable. Any such reassessment could have a material effect on the Company’s financial condition or results of operations.
As stated above, the Company intends to appeal the trial court judgment to the United States Court of Appeals for the Federal Circuit. In order to appeal the judgment, the Company may be required to post an appeal bond for the full amount of damages entered in the judgment. To be prepared for an adverse judgment in this case, the Company is in the process of arranging with sureties to post an appeal bond on its behalf if necessary. Until the surety arrangements are completed, the terms applicable to the appeal bond, including the terms enabling each surety to require the Company to post collateral with the surety at any time the bond is outstanding, for up to the full amount of the bond, are not certain. If the Company is required to post collateral with a surety during the appeal process, depending on the size of the bond and the level of required collateral, in order to collateralize the bond the Company might need to utilize a combination of cash on hand, undrawn balances available under its revolving line of credit and possibly incur additional debt and/or equity financing. The collateralization of such a large appeal bond could have an adverse effect on the Company’s liquidity. If the Company is unable to post the appeal bond, the Company may be unable to stay enforcement of the judgment or appeal the case. At this time, the Company is unable to determine the amount of such an appeal bond or whether and to what extent the sureties may require the appeal bond to be collateralized. Similarly, the Company is unable to predict the timing of the final judgment being entered by the trial court or the timing of posting any required appeal bond.
Any requirements that the Company collateralize the appeal bond will reduce its liquidity and may reduce the borrowings available under its credit facility. The current maturity date of any outstanding debt under the Company’s Credit Facility is March 2015. No assurances can be made whether the Company’s efforts to raise additional cash would be successful and, if so, on what terms and conditions, and at what cost the Company might be able to secure any such financing.

Fletcher
In November 2009, Fletcher International, Ltd. (“Fletcher”), the holder of the shares of the Company’s outstanding Series D Preferred Stock until June 2012, filed a lawsuit against the Company and certain of its directors in the Delaware Court of Chancery. In the lawsuit, styled Fletcher International, Ltd. v. ION Geophysical Corporation, et al, Fletcher alleged, among other things, that the Company violated Fletcher’s consent rights contained in the Series D Preferred Stock Certificates of Designation, by (a) the execution and delivery of a convertible promissory note to the Bank of China, New York Branch by one of the Company’s subsidiaries (incorporated in Luxembourg), in connection with a bridge loan funded in October 2009 by Bank of China, and (b) a Canadian subsidiary of the Company executing and delivering several promissory notes in 2008 in connection with the Company’s acquisition of ARAM Systems Ltd., Fletcher also alleged that the Company’s directors violated their fiduciary duties by allowing the subsidiaries to deliver the notes without Fletcher’s consent. In a Memorandum Opinion issued in May 2010 in response to a motion for partial summary judgment, the judge dismissed all of Fletcher’s claims against the named Company directors but also concluded that, because the bridge loan note executed by the Company’s Luxembourg subsidiary in 2009 was convertible into the Company’s common stock, Fletcher had the right to consent to the issuance of the note and that the Company had violated Fletcher’s consent rights by that subsidiary’s issuing the note without Fletcher’s consent. In March 2011, the judge dismissed certain additional claims asserted by Fletcher. In May 2012, the judge ruled that Fletcher did not have the right to consent with respect to two promissory notes executed and delivered by the Canadian subsidiary in September 2008 in connection with the Company’s purchase of ARAM Systems Ltd., but that Fletcher did have the right to consent to the execution and delivery in December 2008 of a replacement promissory note in the principal amount of $35 million, and that the Company had violated Fletcher’s consent rights by the subsidiary’s executing and delivering the replacement promissory note without Fletcher’s consent. Fletcher has since declared to the Court that it will not pursue damages related to the issuance of the replacement $35 million promissory note.
In June 2012, Fletcher filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. Fletcher’s shares of Series D Preferred Stock, which had been pledged by Fletcher to secure certain indebtedness, were sold by the pledgee to an affiliate of D.E. Shaw & Co., Inc. in June 2012. On September 30, 2013, the holder of the shares of Series D Preferred Stock converted all of the shares into shares of the Company’s common stock. As a result of the conversion, no shares of Series D Preferred Stock remain outstanding. The Company does not believe that the acquisition of the shares by such D. E. Shaw & Co., Inc. affiliate, the bankruptcy filing by Fletcher or the conversion of all of the shares of Series D Preferred Stock into shares of the Company’s common stock will have a material impact on Fletcher’s lawsuit against the Company.
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
(10)    Other Expense, Net
A summary of other expense, net is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Accrual for loss contingency related to legal proceedings (Note 9)	$(71,776)	$—	$(181,776)	$(10,000)
Legal settlement	—	—	—	11,895
Gain on sale of a cost-method investment	—	—	3,591	—
Other expense, net	(2,525)	(936)	(2,207)	(2,622)
Total other expense, net	$(74,301)	$(936)	$(180,392)	$(727)

(11)    Details of Selected Balance Sheet Accounts

A summary of inventories is as follows (in thousands):	September 30, 2013	December 31, 2012
Raw materials and subassemblies	$52,177	$49,421
Work-in-process	10,645	8,613
Finished goods	30,894	26,880
Reserve for excess and obsolete inventories	(32,312)	(14,239)
Total	$61,404	$70,675
For the three months ended September 30, 2013, the Company increased its reserve for excess and obsolete inventories by $18.2 million related to write-downs of inventory resulting from the restructuring of its Systems segment. In addition, the Company wrote off $1.1 million of inventory through scrap expense, and wrote down $1.9 million of inventory to a lower of cost or market value as a result of the restructuring. For additional information related to the Company’s restructuring charges, see Note 15 “Restructuring Activities.”

A summary of other long-term liabilities is as follows (in thousands):	September 30, 2013	December 31, 2012
Accrual for loss contingency related to legal proceedings (Note 9)	$191,776	$—
Facility restructuring accrual	4,511	5,073
Other long-term liabilities	10,757	3,058
Total	$207,044	$8,131
At December 31, 2012, the Company had an accrual for loss contingency related to legal proceedings of $10.0 million, which was reflected in Accrued Expenses. During 2013, that amount was reclassified into other long-term liabilities.
(12)    Accumulated Other Comprehensive Income (Loss)
A summary of changes in accumulated other comprehensive income (loss) by component is as follows (in thousands):

	Foreign currency translation adjustments	Equity interest in investees’ other comprehensive income (loss)	Unrealized gain (loss) on available-for-sale securities		Other changes in other comprehensive income (loss)		Total
Accumulated other comprehensive income (loss) at December 31, 2012	$(12,638)	$1,214	$(305)		$(157)		$(11,886)
Other comprehensive income (loss) before reclassifications	(530)	(1,265)	(244)		—		(2,039)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	520	(1)	105	(2)	625
Net current-period other comprehensive income (loss)	(530)	(1,265)	276		105		(1,414)
Accumulated other comprehensive income (loss) at September 30, 2013	$(13,168)	$(51)	$(29)		$(52)		$(13,300)

(1)	Previously unrealized gain (loss) on available-for-sale securities is now recognized in other expense, net, on the Condensed Consolidated Statement of Operations

(2)	Items previously recognized in other changes in other comprehensive income (loss) are now recognized in interest expense, net, on the Condensed Consolidated Statement of Operations

(13)    Supplemental Cash Flow Information and Non-cash Activity
A summary of non-cash items from investing and financing activities is as follows (in thousands):

	Nine Months Ended September 30,
	2013	2012
Purchases of computer equipment financed through capital leases	$5,962	$2,953
Leasehold improvement paid by landlord	$5,000	$—
Conversion of investment in a convertible note to equity	$6,765	$—
Transfer of inventory to seismic rental equipment	$1,471	$6,730
Purchases of property, plant, and equipment and seismic rental equipment financed through accounts payable	$835	$—
(14)    Related Party Transactions
BGP owned approximately 14.6% of the Company’s outstanding common stock as of September 30, 2013. For the nine months ended September 30, 2013 and 2012, the Company recorded revenues from BGP of $5.3 million and $11.0 million, respectively. Total receivables due from BGP were $2.5 million at September 30, 2013. During the nine months ended September 30, 2013, the Company paid to BGP $38.7 million for seismic acquisition services provided on a large 3D marine project; the Company’s accounts payable owed to BGP for those same services was $9.0 million as of September 30, 2013.
In July 2013, the Company agreed to lend up to $10.0 million to INOVA Geophysical, and received a promissory note issued by INOVA Geophysical to the order of the Company, which was scheduled to mature on September 30, 2013. The loan was made by the Company to support certain short-term working capital needs of INOVA Geophysical. The indebtedness under the note accrues interest at an annual rate equal to the London Interbank Offered Rate plus 650 basis points. In July 2013, the Company advanced the full principal amount of $10.0 million to INOVA Geophysical under the promissory note. In September 2013, the Company received a $2.0 million payment from INOVA Geophysical on the loan. On September 30, 2013, the maturity date of the note was extended to December 31, 2013.
(15)    Restructuring Activities
In the third quarter of 2013, the Company initiated a restructuring of its Systems segment, which impacted its results of operations for the three and nine months ended September 30, 2013. This restructuring involves the closing of certain manufacturing facilities and reducing headcount in those and other facilities. This restructuring is expected to be complete by December 31, 2013, and the Company expects to incur a total of $28.4 million of charges, including $7.3 million of cash expenditures.
In connection with the preparation and review of these financial statements required to be included in this Quarterly Report on Form 10-Q, we re-evaluated the realizability of our Systems segment inventory and recorded $18.2 million of charges related to excess and obsolete inventory. In addition, the Company wrote off $1.1 million of inventory through scrap expense, and wrote down $1.9 million of inventory to a lower of cost or market value as a result of the restructuring. The Company has reduced its employee headcount in its Systems segment by a total of 88 positions as of September 30, 2013, or approximately 31% of the total Systems full-time employee headcount. Also in connection with the preparation and review of the financial statements included in this Quarterly Report on Form 10-Q, at September 30, 2013, the Company had accrued $5.6 million related to severance costs resulting from the reductions. Of the amount expensed for the three months ended September 30, 2013, $3.7 million is included in cost of sales, with the remaining $1.8 million included in operating expenses.
During the three months ended September 30, 2013, the Company recognized the following pre-tax charges related to its Systems segment restructuring activity:

	Severance charges	Asset write-downs and other	Total
Cost of goods sold	$3,729	$21,351	$25,080
Operating expenses	$1,833	$383	$2,216
Consolidated total	$5,562	$21,734	$27,296
During the fourth quarter, the Company expects to incur an additional $1.1 million in restructuring charges related to closing facilities and other items.

(16)    Goodwill
The Company’s total goodwill balance was $55.3 million at September 30, 2013, of which $27.0 million related to its Marine Systems reporting unit. During the third quarter of 2013, due to the restructuring of the Systems segment, the Company determined that there were sufficient indicators to require an interim goodwill impairment analysis of its Marine Systems reporting unit.
For goodwill testing purposes, the $191.8 million litigation contingency accrual is assigned to the Marine Systems reporting unit. Based on the increase in this accrual and the recording of a valuation allowance on substantially all of the Company’s net deferred tax assets in the third quarter of 2013, this reporting unit’s carrying value was negative as of September 30, 2013. Based on the Company’s evaluation of qualitative factors relevant to the Marine Systems reporting unit, the second step of the impairment test was performed to measure the amount of any potential impairment by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities in a hypothetical purchase price allocation is the implied fair value of goodwill.  The Company completed the step two impairment test, which did not indicate an impairment of goodwill associated with the Marine Systems reporting unit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
Our Business
The terms “we,” “us” and similar or derivative terms refer to ION Geophysical Corporation and its consolidated subsidiaries, except where the context otherwise requires.
We are a global, technology-focused seismic solutions company. Our services and products include data processing and reservoir imaging services; planning services for survey design and optimization; navigation, command and control, and data management software products; and marine and land seismic data acquisition equipment. In addition, we maintain a multi-client data library with seismic data acquired and processed from surveys of offshore and onshore regions around the world. We serve customers in all major energy producing regions of the world from strategically located offices in 21 cities on six continents.
For over 45 years we have been engaged in providing industry-leading seismic data acquisition technology, such as full-wave imaging capability with VectorSeis® products, cableless seismic techniques and the ability to record seismic data from basins that underlie ice fields in the Arctic region. The advanced technologies we currently offer include Orca®, our WiBand™ data processing technology, Calypso™, Narwhal™, INOVA Geophysical's cableless Hawk™ land system and a new cabled system (G3i™), and other technologies, each designed to deliver improvements in both image quality and productivity. We have more than 550 patents and pending patent applications in various countries around the world. Approximately 50% of our employees are involved in technical roles and approximately 20% of our employees have advanced degrees.
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
We provide our services and products through three business segments – Solutions, Systems and Software. In addition, we have a 49% ownership interest in our INOVA Geophysical joint venture and a 30% ownership interest in our OceanGeo joint venture.
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
Software. Our Software business provides command and control software systems and related services for navigation and data management functions involving towed marine streamer and seabed operations. Our proprietary software, with over 13 million lines of code, is installed on towed streamer marine vessels worldwide and is a component of many re-deployable and permanent seabed monitoring systems. Through our Software business, we provide marine imaging, seabed imaging and survey design, planning and optimization.

During the third quarter of 2013, we announced the launch of our Narwhal system, which enables operators to gather, monitor, and analyze data from various sources, including satellite imagery, ice charts, radar, manual observations, wind and ocean currents, in order to forecast weather and predict ice movements in the harsh environments of the Arctic. We believe that this system will give operators the ability to better track, forecast, and monitor potential ice threats, and thereby make informed, proactive decisions to ensure the safety of people, assets, and the environment while minimizing operational downtime.
Systems. Our Systems segment has traditionally been engaged in the business of manufacturing marine towed streamer and re-deployable ocean-bottom cable seismic data acquisition systems, shipboard recorders, streamer positioning and control systems, energy sources and analog geophone sensors. However, in the third quarter of 2013, we determined to restructure our product offerings in our Systems segment (see “— Restructuring and Other Charges” below). Our Systems business is engaged in the manufacture of (i) re-deployable ocean-bottom cable seismic data acquisition systems and shipboard recorders; (ii) towed streamer acquisition, positioning and control systems and energy sources; and (iii) analog geophone sensors.
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
During the third quarter of 2013, INOVA Geophysical restructured its business and related product lines in order to reduce costs in light of the current market fundamentals and competitive pressures. See “— Restructuring and Other Charges” below.
Investment in OceanGeo
In February 2013, we purchased from RXT for $1.5 million its 30% interest in OceanGeo. We were originally granted an option, exercisable at any time on or before May 15, 2013, to increase our ownership percentage to 50%, which would have required making additional capital contributions into OceanGeo. Additionally, we provided OceanGeo with an $8.0 million working capital loan, the repayment of which is guaranteed by our majority joint venture partner in OceanGeo, Georadar. The stated maturity date of the loan was May 25, 2013. No repayments have been made to date under this loan, and the indebtedness under the loan remains outstanding.
In October 2013, we agreed to lend OceanGeo additional funds for working capital subject to certain conditions. As of November 15, 2013, we had advanced an additional $7.9 million to OceanGeo. We also reached agreement in October with Georadar for us to have the option to increase our ownership percentage in OceanGeo to 70% in lieu of the earlier option granted to us. We continue to evaluate the business and prospects of OceanGeo and have not yet determined if we will increase our ownership interest in OceanGeo. If we increase our ownership interest, we would likely need to provide OceanGeo additional funding.
OceanGeo has experienced a sharp pull-back in business in its home market of Brazil, which resulted in its anticipated backlog being reduced to zero. We have been assisting OceanGeo with its move into the international market, in meeting prequalification requirements to obtain work from international E&P companies through the tender cycle, and with bid preparation. Although we had expected by now to have increased our ownership interest in OceanGeo from our current 30% level, we have delayed doing so while the joint venture works to secure a backlog within Brazil and beyond. Despite this delay, we remain fully committed to putting our Calypso seabed acquisition technology to work in a service model to meet the growing demand for seabed seismic.
Restructuring and Other Charges
Because of recent marketplace pressures principally resulting from the additional consolidation in the geophysical contractor industry (geophysical contractors have traditionally been customers of our products and services), we initiated a restructuring of our Systems business and related product lines so that we can be more oriented toward providing services and selling directly to E&P customers. For the foreseeable future, our Systems business will focus all of its development efforts on ocean-bottom cable systems. It will continue to manufacture towed streamer systems, but will no longer invest in the development of a next-generation towed streamer system. Through this restructuring, we are closing certain manufacturing facilities and have reduced headcount by approximately 31% of Systems personnel, resulting in an approximate cost reduction of approximately $12 million per year.

In the third quarter, INOVA Geophysical initiated a restructuring of its product lines. This was a necessary response to the continued softness in the land market and competition among the land equipment providers for both cabled and cableless acquisition systems.  The restructuring within INOVA Geophysical was intended to enable the business to operate profitably at lower revenue levels. The restructuring involves reducing headcount in order to reduce their cost structure. INOVA Geophysical reduced its employee headcount by approximately 20%. As we report INOVA Geophysical on a one fiscal quarter lag, our share of INOVA’s restructuring charges will impact our fourth quarter results.
See Note 15 “Restructuring Activities” of Notes to Unaudited Condensed Consolidated Financial Statements contained elsewhere in this Quarterly Report on Form 10-Q for additional information.
WesternGeco Legal Proceedings
A verdict was returned by the jury in this lawsuit in August 2012, finding that we willfully infringed the claims contained in four patents and awarded WesternGeco the sum of $105.9 million in damages, consisting of $12.5 million in reasonable royalty and $93.4 million in lost profits.
In June 2013, the presiding judge in the WesternGeco lawsuit entered a Memorandum and Order rejecting the jury’s finding of willfulness and denying WesternGeco’s motions for willfulness and enhanced damages, but also denying our post-verdict motions that challenged the jury’s infringement findings and the damages amount. Based on our analysis after the trial court’s Memorandum and Order, we increased our loss contingency accrual related to this case from $10.0 million to $120.0 million as of June 30, 2013. The loss contingency accrual amount consisted of jury verdict damages, court costs, and estimates of prejudgment interest and supplemental damages.
On October 24, 2013, the judge entered another Memorandum and Order, ruling on the number of DigiFIN units that are subject to supplemental damages and also ruling that the supplemental damages applicable to the additional units should be calculated by adding together the jury’s previous reasonable royalty and lost profits damages awards per unit, resulting in supplemental damages of $73.1 million. The total damages award in the case now consists of the jury award of $105.9 million and the supplemental damages award of $73.1 million. The October 2013 Memorandum and Order also concluded that our infringement involving the supplemental units was not willful and that WesternGeco was not entitled to receive enhanced damages.
Based on our analysis of the trial court’s October 2013 Memorandum and Order, we concluded, in connection with the preparation of our financial statements contained in this Quarterly Report on Form 10-Q, that we should increase our loss contingency accrual related to this case as of September 30, 2013 from $120.0 million to $191.8 million. The updated loss contingency accrual amount consists of jury verdict damages, supplemental damages, court costs, and estimates of prejudgment interest.
Upon any further rulings or developments in the case, we will evaluate whether the accrual should be further adjusted. See further discussion at Part II, Item 1. – “Legal Proceedings.”
Estimated amounts of loss contingency accruals disclosed in this Quarterly Report on Form 10-Q or elsewhere are based on currently available information and involve elements of judgment and significant uncertainties. Actual losses may exceed or be less than these accrual amounts.
Economic Conditions
Demand for our seismic data acquisition services and products has traditionally been cyclical and substantially dependent upon activity levels in the oil and gas industry, particularly our customers’ willingness and ability to expend their capital for oil and natural gas exploration and development projects. This demand is sensitive to current and expected future crude oil and natural gas prices. During the third quarter of 2013, West Texas Intermediate (“WTI”) spot crude oil prices began the quarter near $97 per barrel, then rose to approximately $110 per barrel, before closing the quarter near $103 per barrel. Brent crude oil prices followed a similar pattern to WTI. Brent crude oil prices started the quarter near $103 per barrel, climbed to approximately $119 per barrel, then finished the quarter near $110 per barrel.
Energy price forecasts are, by their nature, highly uncertain, but external reports forecast that WTI crude oil prices and Brent crude oil prices are expected to remain in price ranges of $80 to $110 and $85 to $115 per barrel, respectively, for the remainder of 2013 and into 2014.
U.S. Henry Hub natural gas prices started the third quarter near $3.55 per MMBtu, traded down to a low near $3.15 per MMBtu in early August. Prices then slowly trended higher to peak of $3.80 per MMBtu before finishing the quarter near $3.55 per MMBtu. We believe demand for natural gas will continue to grow because it is increasingly being used to supplant coal as the preferred fuel for the generation of U.S. electric power.

Our business has traditionally been seasonal, with the strongest demand for our services and products often in the fourth quarter of our fiscal year. Recently, we have seen reduced levels of exploration-related spending by E&P companies which are reportedly focusing more of their current spending towards production optimization of existing assets.
For the first three quarters of 2013, our Solutions segment revenues decreased, compared to the revenues recorded for the first three quarters of 2012. This decrease was primarily due to reduced new venture and data library activities and associated revenues, resulting from a softening multi-client data market. There currently appears to be an over-supply of marine proprietary seismic data acquisition capacity, which creates opportunities for geophysical contractors to increase participation in the multi-client market. As a result of this excess supply driving lower than expected customer underwriting levels in our multi-client business, we have delayed certain of our planned investments in new multi-client programs until we see more appropriate underwriting levels return.  Our new ventures and data library operations during the third quarter of 2013 were also impacted by delays in the commencement of licensing rounds offshore Tanzania and Greenland and slower starts of several new venture programs due to permitting delays. For the first three quarters of 2013, our investment in multi-client programs was significantly lower compared to our level of investment for the first three quarters of 2012.
Our data processing revenues grew by 9% for the first three quarters of 2013 due to (i) further international penetration driven by stronger demand in Europe and the Middle East, (ii) increased demand in the Gulf of Mexico, and (iii) continued demand for our broadband processing solution, WiBand. However, third-quarter 2013 revenues for data processing were negatively impacted by approximately $7.0 million of unrecorded revenues tied to a customer contract still pending final execution. Our Solutions gross margins decreased during the first three quarters of 2013 principally due to lower revenues and the cost overruns involved in our completion of data acquisition activities on our 3D marine program.
At September 30, 2013, our Solutions segment backlog, which consists of commitments for (i) data processing work and (ii) both multi-client new venture projects and proprietary projects by our GeoVentures group underwritten by our customers, was $111.5 million, compared with backlog of $151.3 million at December 31, 2012 and $198.9 million at September 30, 2012. The decline in backlog during the first three quarters of 2013 was primarily due to backlog being filled by our recognition of revenues related to work performed on our large 3D marine program, in addition to lower levels of underwriting, as discussed above. We anticipate that the majority of our backlog will be recognized as revenue over the remainder of 2013 and the first half of 2014.
Our Software segment revenues decreased for the first three quarters of 2013 compared to the same period of 2012, primarily impacted by the recent consolidation in marine geophysical contractors, causing decreased revenues from our Gator® seabed software and our Orca towed streamer software. The reduction in revenues for the Gator seabed software was due to our previous customer, Reservoir Exploration Technology, ASA (“RXT”), filing for bankruptcy during 2013.
Revenues for our Systems segment decreased for the first three quarters of 2013 compared to the first three quarters of 2012. Sales of our towed marine streamer products decreased primarily due to reduced demand from the shrinking marketplace as the industry continues to work through spare capacity resulting from the recent consolidation of marine geophysical contractors.
INOVA Geophysical reported a decrease of 12% in revenues for the nine-month period ended June 30, 2013, compared to the same nine-month period ended June 30, 2012. This decrease in revenues was principally due to decreased sales in all major product categories, including rentals, except for G3i, which had increased sales, partially offsetting the other products’ decreases. Gross profits and gross margin decreased for the nine-month period ended June 30, 2013. Gross margin was 18% for the 2013 period compared to 24% for the 2012 period. The decrease was primarily due to the decrease in revenues from rental equipment.
It is our view that technologies that add a competitive advantage through improved imaging, cost reductions or improvements in well productivity will continue to be valued in our marketplace. We believe that our newest technologies, such as Calypso, our next-generation VSO ocean-bottom cable system, WiBand broadband data processing technology, Orca, Narwhal and INOVA Geophysical’s newest technologies, will continue to attract customer interest, because those technologies are designed to deliver improvements in image quality within more productive delivery systems.
We remain confident that, despite current marketplace issues that we describe above, the long-term growth in demand for seismic services worldwide will continue.
Key Financial Metrics
The tables below provide an overview of key financial metrics for our company as a whole and our three business segments for the three and nine months ended September 30, 2013, the restructuring and other charges recorded for those periods, and “as adjusted” key financial metrics for those periods, compared to the same periods of 2012. For certain tabular information on the operating results of our INOVA Geophysical joint venture and our OceanGeo joint venture, see “— Other Items — Equity in Earnings (Losses) of Investments.”

Our results of operations have been materially affected by the restructuring within our Systems segment and other charges, which affect the comparability of certain of the financial information contained in this Form 10-Q. In order to assist with the comparability to our historical results of operations, certain of the financial tables and the discussion below exclude the charges related to the restructuring and other write-downs. The gross profit (loss), income (loss) from operations, costs and expenses below that are identified as “Adjusted” reflect the exclusion of the restructuring and other charges shown and described in the tables below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Net revenues:
Solutions:
New Venture	$11,945	$40,817	$93,630	$91,355
Data Library	5,184	22,756	36,153	55,259
Total multi-client revenues	17,129	63,573	129,783	146,614
Data Processing	26,318	28,546	91,453	83,601
Total	$43,447	$92,119	$221,236	$230,215
Systems:
Towed Streamer	$15,342	$17,529	$41,461	$47,060
Ocean Bottom	159	7,969	7,307	13,104
Other	10,766	5,616	33,194	30,475
Total	$26,267	$31,114	$81,962	$90,639
Software:
Software Systems	$8,892	$12,186	$24,297	$30,107
Services	1,232	904	2,995	2,286
Total	$10,124	$13,090	$27,292	$32,393
Total	$79,838	$136,323	$330,490	$353,247

	Three Months Ended September 30, 2013				Three Months Ended September 30, 2012
	As Reported	Restructuring and Other Charges		As Adjusted
	(in thousands, except per share data)
Gross profit (loss):
Solutions	$(8,487)	$5,461	(1)	$(3,026)	$33,142
Systems	(13,987)	25,080	(2)	11,093	12,731
Software	7,370	—		7,370	10,085
Total	$(15,104)	$30,541		$15,437	$55,958
Gross margin:
Solutions	(20)%	13%		(7)%	36%
Systems	(53)%	95%		42%	41%
Software	73%	—%		73%	77%
Total	(19)%	38%		19%	41%
Income (loss) from operations:
Solutions	$(18,163)	$5,461	(1)	$(12,702)	$22,341
Systems	(23,610)	27,296	(3)	3,686	6,335
Software	6,280	—		6,280	9,186
Corporate and other	(21,035)	9,157	(4)	(11,878)	(12,813)
Total	$(56,528)	$41,914		$(14,614)	$25,049
Operating margin:
Solutions	(42)%	13%		(29)%	24%
Systems	(90)%	104%		14%	20%
Software	62%	—%		62%	70%
Corporate and other	(26)%	11%		(15)%	(9)%
Total	(71)%	53%		(18)%	18%
Net income (loss) applicable to common shares	$(202,096)	$181,960	(5)	$(20,136)	$14,859
Diluted net income (loss) per common share	$(1.29)	$1.16	(5)	$(0.13)	$0.09

	Nine Months Ended September 30, 2013				Nine Months Ended September 30, 2012
	As Reported	Restructuring and Other Charges		As Adjusted
	(in thousands, except per share data)
Gross profit:
Solutions	$33,600	$5,461	(1)	$39,061	$81,031
Systems	3,195	25,080	(2)	28,275	37,777
Software	19,676	—		19,676	24,249
Total	$56,471	$30,541		$87,012	$143,057
Gross margin:
Solutions	15%	3%		18%	35%
Systems	4%	30%		34%	42%
Software	72%	—%		72%	75%
Total	17%	9%		26%	40%
Income (loss) from operations:
Solutions	$215	$5,461	(1)	$5,676	$49,381
Systems	(21,172)	27,296	(3)	6,124	16,070
Software	16,396	—		16,396	21,547
Corporate and other	(43,274)	9,157	(4)	(34,117)	(37,334)
Total	$(47,835)	$41,914		$(5,921)	$49,664
Operating margin:
Solutions	—%	3%		3%	21%
Systems	(26)%	33%		7%	18%
Software	60%	—%		60%	67%
Corporate and other	(13)%	3%		(10)%	(11)%
Total	(14)%	12%		(2)%	14%
Net income (loss) applicable to common shares	$(271,693)	$253,460	(5)	$(18,233)	$35,135
Diluted net income (loss) per common share	$(1.73)	$1.61	(5)	$(0.12)	$0.22

(1)	Represents the partial write-down of a land multi-client data library program.

(2)	Represents excess and obsolete inventory and severance-related charges as a result of a restructuring of the Systems segment.

(3)	In addition to the charges reflected in gross profit, represents severance-related charges as a result of a restructuring of the Systems segment.

(4)	Represents the write-down of the remaining carrying value of our receivables from OceanGeo.

(5)
In addition to items (1) - (4), also impacting net income (loss) applicable to common shares was (i) a charge to income tax expense related to our establishing a valuation allowance on our net deferred tax assets, (ii) a third quarter payment made to the holder of our outstanding Series D Preferred Stock in connection with the holder’s conversion of the Series D Preferred Stock, and (iii) our additional loss contingency accrual related to the WesternGeco legal proceedings.

We intend that the following discussion of our financial condition and results of operations will provide information that will assist in understanding our consolidated financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes.
On April 17, 2013, we filed on Form 10-K/A, an Amendment No. 1 to our Annual Report on Form 10-K in order to file separate consolidated financial statements for INOVA Geophysical for the fiscal year ended December 31, 2012, as required under SEC Regulation S-X.
For a discussion of factors that could impact our future operating results and financial condition, see (i) Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, and (ii) Part II, Item 1A. “Risk Factors,” in our Quarterly Report on Form 10-Q for the period ended June 30, 2013, each as previously filed with the SEC, and Part II, Item 1A. “Risk Factors” in Part II of this Form 10-Q.

The information contained in this Quarterly Report on Form 10-Q contains references to trademarks, service marks and registered marks of ION and our subsidiaries, as indicated. Except where stated otherwise or unless the context otherwise requires, the terms “GeoVentures,” “DigiFIN,” “VectorSeis,” “FireFly,” “Orca,” and “GATOR” refer to GeoVentures®, DigiFIN®, VECTORSEIS®, FIREFLY®, ORCA® and GATOR® registered marks owned by ION or INOVA Geophysical, and the terms “Hawk,” “G3i,” “Calypso,” “WiBand” and “Narwhal” refer to Hawk™, G3i™, Calypso™, WiBand™ and Narwhal™ trademarks and service marks owned by ION or INOVA Geophysical.
Results of Operations
Three Months Ended September 30, 2013 (As Adjusted) Compared to Three Months Ended September 30, 2012
Our overall total net revenues of $79.8 million for the three months ended September 30, 2013 (the “Current Quarter”) decreased $56.5 million, or 41%, compared to total net revenues for the three months ended September 30, 2012 (the “Comparable Quarter”). Our overall gross profit percentage for the Current Quarter was (19)%, or 19%, as adjusted, compared to 41% for the Comparable Quarter. For the Current Quarter, our income (loss) from operations was $(56.5) million, or $(14.6) million, as adjusted, compared to $25.0 million for the Comparable Quarter. Net loss for the Current Quarter was $(202.1) million, or $(1.29) per diluted share, compared to net income of $14.9 million, or $0.09 per diluted share, for the Comparable Quarter. As noted above, the Current Quarter included restructuring and other charges totaling $182.0 million, impacting our diluted earnings per share by $1.16.
Net Revenues, Gross Profits and Gross Margins (as adjusted for Restructuring and Other Charges)
Solutions — Net revenues for the Current Quarter decreased by $48.7 million, or 53%, to $43.4 million, compared to $92.1 million for the Comparable Quarter. New venture and data library revenues were significantly down as a result of continued delays in licensing rounds, a delay in the start of several new venture programs due to lower levels of customer underwriting and delays in permitting. The decrease in data processing revenues was primarily the result of a delay in our being able to recognize a portion of revenues in the third quarter of 2013 related to the renewal of a significant customer contract under which the award has been made and partially completed, but the final contract has yet to be executed. Gross profit (loss) decreased by $36.1 million to $(3.0) million, as adjusted, representing a (7)% gross margin, compared to $33.1 million, which represented a 36% gross margin, in the Comparable Quarter. The decrease in gross margin was due to the level of lower revenues while incurring the costs related to the unrecognized revenues.
Systems — Net revenues for the Current Quarter decreased by $4.8 million, or 15%, to $26.3 million, compared to $31.1 million for the Comparable Quarter. Gross profit decreased by $1.6 million to $11.1 million, as adjusted, representing a 42% gross margin, for the Current Quarter compared to $12.7 million, representing a 41% gross margin, for the Comparable Quarter. The decline in revenues was principally due to the continued slowdown of new vessel construction, resulting in the decreased sales of new towed streamer systems compared to that for the Comparable Quarter. The segment experienced increased levels of repair work and sales of spares and replacement parts to customers for its existing installed base of our products.
Software — Net revenues for the Current Quarter decreased $3.0 million, or 23%, to $10.1 million, compared to $13.1 million for the Comparable Quarter. Gross profit for the Current Quarter decreased $2.7 million to $7.4 million, representing a 73% gross margin, compared to $10.1 million, representing a 77% gross margin, for the Comparable Quarter. The decrease in revenues and gross margins was due to decreased sales of our Orca and Gator software, principally driven by customer base consolidation.
Operating Expenses (as adjusted for Restructuring and Other Charges)
The following table presents the special charges that resulted from our restructuring and other write-downs that occurred for the Current Quarter (in thousands):

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	As Reported	Restructuring and Other Charges(1)	As Adjusted
Operating expenses:
Research, development and engineering	$10,288	$(1,388)	$8,900	$7,504
Marketing and sales	8,416	(277)	8,139	8,091
General, administrative and other operating expenses	22,720	(9,708)	13,012	15,314
Total operating expenses	$41,424	$(11,373)	$30,051	$30,909

(1)	Includes (i) the write-down of the remaining carrying value of our receivables from OceanGeo, and (ii) restructuring charges.

Research, Development and Engineering — Research, development and engineering expense was $8.9 million, as adjusted, or 11% of net revenues, for the Current Quarter, an increase of $1.4 million compared to $7.5 million, or 6% of net revenues, for the Comparable Quarter. The increase was primarily due to our investment in our Systems segment’s new ocean-bottom cable system, Calypso.
Marketing and Sales — Marketing and sales expense was $8.1 million, as adjusted, or 10% of net revenues, for the Current Quarter, which is comparable to $8.1 million, or 6% of net revenues, for the Comparable Quarter.
General, Administrative and Other Operating Expenses — General, administrative and other operating expenses of $13.0 million, as adjusted, or 16% of net revenues, for the Current Quarter, represented a decrease of $2.3 million compared to $15.3 million, or 11% of net revenues, for the Comparable Quarter. This decrease was primarily related to the legal costs incurred in connection with the WesternGeco trial that occurred during the Comparable Quarter.
Other Items
Interest Expense, net — Interest expense, net, was $4.3 million for the Current Quarter compared to $1.2 million for the Comparable Quarter. This increase is directly related to our issuance of our 8.125% Senior Secured Second-Priority Notes due 2018 (the “Notes”) in May 2013. These Notes carry a higher interest rate than the rate under our revolving line of credit indebtedness, resulting in a higher level of combined outstanding indebtedness during the Current Quarter (see “— Liquidity and Capital Resources — Sources of Capital” below).
Equity in Earnings (Losses) of Investments — We account for our investments in both INOVA Geophysical and OceanGeo as equity method investments. We record our share of earnings and losses of our 49% interest in INOVA Geophysical on a one fiscal quarter lag basis. Thus, our share of INOVA Geophysical’s earnings for the three months ended June 30, 2013 is included in our financial results for the Current Quarter. For the Current Quarter, we recorded our equity share of INOVA Geophysical’s losses of approximately $(0.2) million, compared to the $(1.7) million equity share in losses we recorded for the Comparable Quarter.
The following table reflects the summarized financial information for INOVA Geophysical for the three month periods ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,
	2013	2012
Net revenues	$61,241	$47,447
Gross profit	$12,243	$6,296
Income (loss) from operations	$1,658	$(4,029)
Net income (loss)	$(488)	$(3,454)
In late February 2013, we purchased a 30% interest in OceanGeo. We record our share of earnings in OceanGeo related to our interest in OceanGeo on a current quarter basis, unlike our recording of earnings in INOVA Geophysical, which are recorded on a one fiscal quarter lag basis. Thus, our share of OceanGeo’s losses during the Current Quarter was approximately $(5.0) million. As of June 30, 2013, our equity method investment in OceanGeo was reduced to zero. Our share of losses for the Current Quarter continued to be recorded against the note receivable owed to us by OceanGeo, reducing the carrying value of the note receivable from OceanGeo to $2.1 million at September 30, 2013. As of September 30, 2013, we determined that the note and account receivables from OceanGeo were not realizable and recorded a charge through general, administrative and other operating expenses of $9.2 million, such that there is no remaining carrying value of the receivables (see Note 3 “Equity Method Investments” and Note 14 “Related Party Transactions”of Notes to Unaudited Condensed Consolidated Financial Statements).
The following table reflects the summarized financial information for OceanGeo for the three months ended September 30, 2013 (in thousands):

Three Months Ended September 30, 2013
Net revenues	$—
Gross loss	$(11,359)
Loss from operations	$(16,733)
Net loss	$(17,553)
OceanGeo did not record any revenues during the three months ended September 30, 2013, due to its leased vessels and crews being idle while it attempts to secure a backlog of future orders.

Other Expense, Net — Other expense, net, for the Current Quarter was $74.3 million compared to other expense, net of $0.9 million for the Comparable Quarter. This difference was primarily related to the recording of additional loss contingency with respect to the WesternGeco legal proceedings in the Current Quarter.
The following table reflects the significant items of other expense, net as follows (in thousands):

	Three Months Ended September 30,
	2013	2012
Accrual for loss contingency related to legal proceedings (Note 9)	$(71,776)	$—
Other expense, net	(2,525)	(936)
Total other expense, net	$(74,301)	$(936)
Income Tax Expense — Income tax expense for the Current Quarter was $57.0 million compared to $6.0 million for the Comparable Quarter. Our effective tax rates for the Current Quarter and Comparable Quarter were (40.6)% and 28.5%, respectively. The increase in tax expense is primarily due to $62.1 million related to the establishment of the deferred tax valuation allowance in the Current Quarter. See further discussion of establishment of the deferred tax valuation allowance at Note 7 “Income Taxes” of Notes to Unaudited Condensed Consolidated Financial Statements. As a result of the deferred tax valuation allowance, our effective tax rate will be reduced in subsequent periods if our operations are profitable, as we begin utilizing our net operating losses and other deferred tax assets that have been fully reserved.
Conversion Payment of Preferred Stock — On September 30, 2013, the holder of all of the outstanding shares of our Series D Preferred Stock converted all of the shares into 6,065,075 shares of our common stock. Concurrent with the holder’s conversion of its shares of Series D Preferred Stock, we paid the holder a cash payment of approximately $5.0 million, representing dividends in respect of the Preferred Stock and the estimated present value of certain future dividends in respect of the Series D Preferred Stock. The Series D Preferred Stock dividend rate was 5.0% at September 30, 2013. As a result of the conversion, all outstanding shares of Series D Preferred Stock were converted into shares of our common stock, and no shares of Series D Preferred Stock remain outstanding.
Nine Months Ended September 30, 2013 (As Adjusted) Compared to Nine Months Ended September 30, 2012
Our overall total net revenues of $330.5 million for the nine months ended September 30, 2013 (the “Current Period”) decreased $22.7 million, or 6%, compared to total net revenues for the nine months ended September 30, 2012 (the “Comparable Period”). Our overall gross profit percentage for the Current Period was 17% or 26%, as adjusted, compared to 40% for the Comparable Period. For the Current Period, our income (loss) from operations was $(47.8) million or $(5.9) million, as adjusted, compared to $49.7 million for the Comparable Period. Net loss for the Current Period was $(271.7) million, or $(1.73) per diluted share, compared to net income of $35.1 million, or $0.22 per diluted share, in the Comparable Period. As noted above, the Current Period included restructuring and other charges totaling $253.5 million, impacting our diluted earnings per share by $1.61.
Net Revenues, Gross Profits and Gross Margins (as adjusted for Restructuring and Other Charges)
Solutions — Net revenues for the Current Period decreased by $9.0 million, or 4%, to $221.2 million, compared to $230.2 million for the Comparable Period. This decrease was predominantly driven by a large decrease in our data library sales. This large decrease was partially offset by a small increase in new ventures revenues (mostly due to our large multi-quarter 3D marine program), and increased data processing revenues driven primarily by strong demand in Europe, the Middle East and Gulf of Mexico. Gross profit decreased by $41.9 million to $39.1 million, as adjusted, representing a 18% gross margin, compared to $81.0 million, representing a 35% gross margin, in the Comparable Period. The decrease in gross margin was primarily related to the decrease in revenues and cost overruns on our 3D marine program during the Current Period.
Systems — Net revenues for the Current Period decreased by $8.6 million, or 9%, to $82.0 million, compared to $90.6 million for the Comparable Period. Gross profit decreased by $9.5 million to $28.3 million, as adjusted, representing a 34% gross margin, for the Current Period compared to $37.8 million, representing a 42% gross margin, for the Comparable Period. This decrease in revenues and gross profits in the Current Period was principally due to reduced demand from the shrinking marketplace as the industry continues to work through spare capacity resulting from the recent consolidation of marine geophysical contractors, leading to decreased sales of new towed streamer systems. This decrease was partially offset by increasing levels of repair work from the existing installed product base with our customers.

Software — Net revenues for the Current Period decreased by $5.1 million, or 16%, to $27.3 million, compared to $32.4 million for the Comparable Period. Gross profit for the Current Period decreased $4.5 million, or 19%, to $19.7 million, compared to $24.2 million in the Comparable Period. This decrease in revenues was due in part to decreased revenues from our Gator seabed software and declines in our Orca towed streamer software revenues. The reduction in revenues for seabed software was due to a reduction in seabed contractors, with our previous customer, RXT, filing for bankruptcy. The declines in towed streamer software revenues were due to continuing consolidation in the towed streamer contractor sector. However, gross margin of 72% in the Current Period decreased only slightly from the 75% gross margin in the Comparable Period.
Operating Expenses (as adjusted for Restructuring and Other Charges)
The following table presents the special charges that resulted from our restructuring and other write-downs that occurred in the Current Period (in thousands):

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	As Reported	Restructuring and Other Charges(1)	As Adjusted
Operating expenses:
Research, development and engineering	$28,665	$(1,388)	$27,277	$25,536
Marketing and sales	25,364	(277)	25,087	24,162
General, administrative and other operating expenses	50,277	(9,708)	40,569	43,695
Total operating expenses	$104,306	$(11,373)	$92,933	$93,393

(1)	Includes (i) the write-down of the remaining carrying value of our receivables from OceanGeo, and (ii) restructuring charges affecting the operating expense lines.

Research, Development and Engineering — Research, development and engineering expense was $27.3 million, as adjusted, or 8% of net revenues, for the Current Period, an increase of $1.8 million compared to $25.5 million, or 7% of net revenues, for the Comparable Period. During the Current Period, we continued to invest in Calypso, our next generation re-deployable seabed seismic data acquisition system.
Marketing and Sales — Marketing and sales expense was $25.1 million, as adjusted, or 8% of net revenues, for the Current Period, an increase of $0.9 million compared to $24.2 million, or 7% of net revenues, for the Comparable Period.
General, Administrative and Other Operating Expenses — General, administrative and other operating expenses were $40.6 million, as adjusted, or 12% of net revenues, for the Current Period, represented a decrease of $3.1 million compared to $43.7 million, or 12% of net revenues, for the Comparable Period. This decrease was primarily related to the legal costs incurred in connection with the WesternGeco trial that occurred during the Comparable Period.
Other Items
Interest Expense, net — Interest expense, net, was $8.1 million for the Current Period compared to $4.1 million for the Comparable Period. This increase is directly related to the issuance of the Notes, which incur a higher interest rate and have a higher outstanding balance than the outstanding balance on our revolving line of credit in the Comparable Period (see “— Liquidity and Capital Resources — Sources of Capital” below).
Equity in Losses of Investments — We account for our investments in both INOVA Geophysical and OceanGeo as equity method investments.
We record our share of earnings and losses of our 49% interest in INOVA Geophysical on a one fiscal quarter lag basis. Thus, our share of INOVA Geophysical’s losses for the period from October 1, 2012 to June 30, 2013 was included in our financial results for the Current Period. For the Current Period, we recorded approximately $(3.0) million of equity in losses of INOVA Geophysical compared to $4.6 million of equity in earnings for the Comparable Period. The decline in results was primarily attributable to reduced vibrator truck sales and revenues from rental equipment, partially offset by an increase in sales of G3i cable systems.

The following table reflects the summarized financial information for INOVA Geophysical for the nine-month periods ended June 30, 2013 and 2012 (in thousands):

	Nine-Month Period from October 1 through June 30,
	2013	2012
Net revenues	$142,947	$163,224
Gross profit	$26,378	$39,762
Income (loss) from operations	$(7,103)	$11,390
Net income (loss)	$(6,518)	$10,917
In late February 2013, we purchased a 30% interest OceanGeo. Our share of OceanGeo’s losses during the Current Period was approximately $(7.4) million. This represents $(1.5) million of losses recorded against our equity investment in OceanGeo, which brought the balance in this investment to zero, and $(5.9) million of losses recorded against the outstanding balance of our note receivable owed by OceanGeo, reducing the carrying value of the note receivable from OceanGeo to $2.1 million at September 30, 2013. As of September 30, 2013, we determined that the note and account receivables from OceanGeo were not realizable and recorded a charge through general, administrative and other operating expenses of $9.2 million, such that there is no remaining carrying value of the receivables (see Note 3 “Equity Method Investments” and Note 14 “Related Party Transactions” of Notes to Unaudited Condensed Consolidated Financial Statements).
The following table reflects the summarized financial information for OceanGeo for the period from March 1 to September 30, 2013 (in thousands):

Period from March 1 to September 30, 2013
Net revenues	$19,668
Gross loss	$(11,237)
Loss from operations	$(23,609)
Net loss	$(24,598)

Other Expense, Net — Other expense for the Current Period was $180.4 million compared to other expense of $0.7 million for the Comparable Period. This difference was primarily related to the $181.8 million loss contingency accrual recorded in the Current Period with respect to our WesternGeco legal proceedings.
The following table reflects the significant items of other expense, net as follows (in thousands):

	Nine Months Ended September 30,
	2013	2012
Accrual for loss contingency related to legal proceedings (Note 9)	$(181,776)	$(10,000)
Legal settlement	—	11,895
Gain on sale of a cost-method investment	3,591	—
Other expense, net	(2,207)	(2,622)
Total other expense, net	$(180,392)	$(727)
Income Tax Expense — Income tax expense for the Current Period was $19.5 million compared to $13.7 million for the Comparable Period. Our effective tax rates for the Current Period and Comparable Period were (7.9)% and 27.7%, respectively. The increase in tax expense is primarily due to the establishment of the deferred tax valuation allowance in the Current Period. See further discussion of establishment of the deferred tax valuation allowance at Note 7 “Income Taxes” of Notes to Unaudited Condensed Consolidated Financial Statements. As a result of the deferred tax valuation allowance, our effective tax rate will be reduced in subsequent periods if our operations are profitable, as we begin utilizing our net operating losses and other deferred tax assets that have been fully reserved.
Preferred Stock Dividends — The preferred stock dividend related to our previously outstanding Series D Preferred Stock. On September 30, 2013, the holder of all of the outstanding shares of our Series D Preferred Stock converted all of the shares into 6,065,075 shares of our common stock. As a result of this conversion, no shares of Series D Preferred Stock remain outstanding. See “—Three Months Ended September 30, 2013 (As Adjusted) Compared to Three Months Ended September 30, 2012 — Other Items — Conversion Payment of Preferred Stock.”

Liquidity and Capital Resources
Sources of Capital
Our cash requirements include our working capital requirements, and cash required for our debt service payments, seismic data acquisition projects and capital expenditures. As of September 30, 2013, we had working capital of $179.1 million, which included $88.6 million of cash on hand. Capital requirements are primarily driven by our continued investment in our multi–client seismic data library (totaling $86.3 million for the Current Period) and, to a lesser extent, our inventory purchase requirements. Also, our headcount is a significant driver of our working capital needs. Because a significant portion of our business is involved in the planning, processing and interpretation of seismic data services, one of our largest investments is in our employees, which involves cash expenditures for their salaries, bonuses, payroll taxes and related compensation expenses.
We are currently evaluating whether to increase our ownership percentage in OceanGeo to 70%. In October 2013, we were granted an option to increase our ownership percentage from our current 30%. An increase in ownership percentage would require us to loan OceanGeo additional funds for working capital. For further discussion on our investment in OceanGeo, see “– Executive Summary – Investment in OceanGeo.”
Our working capital requirements may change from time to time depending upon many factors, including our operating results and adjustments in our operating plan required in response to industry conditions, competition, acquisition opportunities and unexpected events, such as an adverse outcome in our WesternGeco litigation, which is further discussed at Part II, Item 1. “Legal Proceedings.” In recent years, our primary sources of funds have been cash flows generated from our operations, our existing cash balances, debt and equity issuances and borrowings under our revolving credit facilities.
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
We used the net proceeds from the offering to repay outstanding indebtedness under our senior secured credit facility, see “– Revolving Line of Credit” below with CMB, and for general corporate purposes. The Notes have not been registered under the Securities Act or applicable state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state laws.
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
As amended by the First Amendment, our Credit Facility provides that we may make revolving credit borrowings in U.S. Dollars, Euros, British Pounds Sterling or Canadian Dollars up to an amount not to exceed the U.S. Dollar equivalent of $175.0 million. With repayment of outstanding amounts in May 2013, we have the full amount of the Credit Facility available to us. For further information regarding our Credit Facility, see Note 5 “Long-term Debt” of Notes to Unaudited Condensed Consolidated Financial Statements.

Meeting our Liquidity Requirements
For the Current Period, total capital expenditures, including investments in our multi-client data library, were $99.8 million. We are projecting additional capital expenditures for the remaining three months of 2013 to be between $35 million and $55 million. Of the total projected capital expenditures for the remaining three months of 2013, we are estimating that approximately $30 million to $50 million will be spent on investments in our multi-client data library, but we are anticipating that most of these investments will be underwritten by our customers. To the extent that our customers’ commitments do not reach an acceptable level of pre-funding, the amount of our anticipated investment in these data libraries could be significantly less.
We currently believe that our existing cash, cash generated from operations, our sources of working capital, and our Credit Facility will be sufficient for us to meet our anticipated cash needs for at least the next 12 months. However, certain outcomes with respect to the ongoing WesternGeco litigation could have a material adverse effect on our liquidity.
Loss Contingency — WesternGeco Lawsuit
As described at Part II, Item 1. – “Legal Proceedings,” there are possible scenarios involving a future judgment to be rendered in the WesternGeco lawsuit that could adversely affect our liquidity. In order to appeal such a judgment, we may be required to post an appeal bond for the full amount of damages entered in the judgment. To be prepared for an adverse judgment in this case, we are in the process of arranging with sureties to post an appeal bond on our behalf if necessary. Until the surety arrangements are completed, the terms applicable to the appeal bond, including the terms enabling each surety to require us to post collateral with the surety at any time the bond is outstanding, for up to the full amount of the bond, are not certain. If we are required to post collateral with a surety during the appeal process in order to collateralize the bond, then, depending on the size of the bond and the level of required collateral, we might need to utilize a combination of cash on hand and undrawn balances available under our revolving line of credit, and possibly seek additional debt and/or equity financing. The collateralization of such a large appeal bond could have a material and adverse effect on our liquidity. If we are unable to post the appeal bond, we may be unable to stay enforcement of the judgment or appeal the case. At this time, we are unable to determine the amount of such an appeal bond or whether and to what extent the sureties may require the appeal bond to be collateralized. Similarly, we are unable to predict the timing of the final judgment being entered by the trial court or the timing of posting any required appeal bond.
Any requirements that we collateralize the appeal bond will reduce our liquidity and may reduce the borrowings available under our credit facility. The current maturity date of any outstanding debt under our credit facility is March 2015. No assurances can be made whether our efforts to raise additional cash would be successful and, if so, on what terms and conditions, and at what cost we might be able to secure any such financing. If additional funds are raised through the issuance of debt and/or equity securities, these securities could have rights, preferences and privileges more favorable to those than our current debt or equity securities, and the terms of these securities could impose further restrictions on our operations. If we are unable to raise additional capital under these circumstances, our business, operating results and financial condition may be materially harmed.
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
Cash Flow from Operations
Net cash provided by operating activities was $78.5 million for the Current Period, compared to $111.3 million for the Comparable Period. This decrease in our net cash flows from operating activities was primarily due in part to the loss from operations incurred for the Current Period compared to the income from operations that was recorded for the Comparable Period. Our net cash flows provided by operating activities during the Current Period were positively impacted by significant decreases in accounts receivable and unbilled receivables, but were negatively impacted by an increase in inventory and the large reduction in accrued expenses.

Cash Flow from Investing Activities
Cash used in investing activities was $115.2 million for the Current Period, compared to $101.2 million for the Comparable Period. The principal use of cash in our investing activities during the Current Period was $86.3 million for continued investment in our multi-client data library, $13.5 million for capital expenditures related to property, plant and equipment, $8.0 million advanced to INOVA Geophysical, and a total $9.5 million investment in OceanGeo. Subtracted from these sums was the receipt of $4.2 million from the sale of a cost method investment during the Current Period. The principal uses of cash in our investing activities during the Comparable Period were $105.6 million for investment in our multi-client data library, and $13.6 million of capital expenditures related to property, plant and equipment, less the proceeds from the maturity of $20.0 million of short-term investments.
Cash Flow from Financing Activities
Net cash provided by financing activities was $64.9 million for the Current Period, compared to a use of cash of $5.2 million for the Comparable Period. The net cash flow provided by financing activities during the Current Period was primarily related to $175.0 million in gross proceeds realized from the issuance of the Notes, $97.3 million of which was applied to pay down the outstanding indebtedness under our revolving line of credit. Other uses of cash in our financing activities during the Current Period were (i) a $5.0 million cash payment related to the Series D Preferred Stock holder’s conversion of its shares of Series D Preferred Stock into shares of our common stock, (ii) $6.7 million of costs associated with the issuance of the Notes and (iii) payments of long-term debt of $3.3 million compared to payments of long-term debt of $2.8 million in the Comparable Period.
Inflation and Seasonality
Inflation in recent years has not had a material effect on our costs of goods or labor, or the prices for our products or services. Traditionally, our business has been seasonal, with strongest demand often occurring in the fourth quarter of our fiscal year.
Critical Accounting Policies and Estimates
Refer to our Annual Report on Form 10-K for the year ended December 31, 2012 for a complete discussion of our significant accounting policies and estimates. There have been no material changes in the Current Quarter regarding our critical accounting policies and estimates.
Foreign Sales Risks
The majority of our foreign sales are denominated in United States dollars. Product revenues are allocated to geographical locations on the basis of the ultimate destination of the equipment, if known. If the ultimate destination of such equipment is not known, product revenues are allocated to the geographical location of initial shipment. Service revenues, which primarily relate to our GeoVentures division, are allocated based upon the billing location of the customer. For the Current Period and Comparable Period, international sales comprised 73% and 67%, respectively, of total net revenues. The percentage of total sales from foreign countries increased primarily due to a decrease in sales into the U.S., as well as increased sales to customers in Europe, Latin America and the Middle East.

A summary of net revenues by geographic area follows (in thousands):	Nine Months Ended September 30,
	2013	2012
Europe	$144,009	$127,141
North America	87,877	116,604
Asia Pacific	36,685	34,484
Latin America	30,793	37,121
Middle East	20,860	21,727
Africa	7,160	12,472
Commonwealth of Independent States (CIS)	3,106	3,698
Total	$330,490	$353,247
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion regarding our quantitative and qualitative disclosures about market risk. There have been no material changes to those disclosures during the nine months ended September 30, 2013.

Item 4. Controls and Procedures
Disclosure Controls and Procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file with or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms. Disclosure controls and procedures are defined in Rule 13a-15(e) under the Exchange Act, and they include, without limitation, controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
In connection with the preparation and review of the financial statements to be included in this Quarterly Report on Form 10-Q, we determined that we had incorrectly presented the investments in our multi-client seismic data libraries, or SPANs, in our condensed consolidated statements of cash flows for the three months ended March 31, 2013 and the six months ended June 30, 2013. We incorrectly included non-cash activity related to the investment in our multi-client seismic data libraries, which resulted in an understatement of our cash provided by operating activities and an understatement of our cash used in investing activities as previously reported for the interim periods ended March 31, 2013 and June 30, 2013. These investment items should have instead been included and presented as additions to our net cash used in investing activities in our condensed consolidated statement of cash flows for the three months ended March 31, 2013 and the six months ended June 30, 2013. As a result, we have filed Form 10-Q/A amendments to our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2013 and June 30, 2013, reflecting the restatements to our condensed consolidated statements of cash flows contained in those previously filed Form 10-Qs.
Our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. We identified a material weakness in our internal control over financial reporting with respect to certain procedures and controls related to the preparation and review of our consolidated statements of cash flows. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
As a result of this material weakness, our management concluded that our disclosure controls and procedures were not effective as of September 30, 2013, and that we did not maintain effective internal control over financial reporting as of September 30, 2013. In our Form 10-Q/A amendments to our Quarterly Reports for the quarterly periods ended March 31, 2013 and June 30, 2013, we also concluded that, as of March 31, 2013 and June 30, 2013, our disclosure controls and procedures and our internal control over financial reporting were not effective.
To address the material weakness, we have undertaken improvements to our procedures and controls that include the use of automated systems reporting of non-cash accruals related to our investment in multi-client data library and fixed assets and an improved cross-functional management review of the statement of cash flows. The enhanced controls will enable management to ensure that the condensed consolidated statements of cash flows are presented accurately. While we believe that the steps we are undertaking will sufficiently address this material weakness in internal control over financial reporting, there can be no assurance that the measures that we are undertaking will be adequate.
Changes in Internal Control over Financial Reporting. Other than the improvements to our procedures and controls described above, there was not any change in our internal control over financial reporting that occurred during the three months ended September 30, 2013, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In September 2012, we filed motions with the trial court to overturn all or portions of the verdict. In June 2013, the presiding judge entered a Memorandum and Order rejecting the jury's finding of willfulness and denying WesternGeco's motions for willfulness and enhanced damages, but also denying our post-verdict motions that challenged the jury's infringement findings and the damages amount. In the Memorandum and Order, the judge also stated that he would approve WesternGeco’s motion for a permanent injunction and that WesternGeco is entitled to be awarded supplemental damages for the additional DigiFIN units that were supplied from the United States before and after trial that were not included in the jury verdict due to the timing of the trial. On October 24, 2013, the judge entered another Memorandum and Order, ruling on the number of DigiFIN units that are subject to supplemental damages and also ruling that the supplemental damages applicable to the additional units should be calculated by adding together the jury’s previous reasonable royalty and lost profits damages awards per unit, resulting in supplemental damages of $73.1 million. The total damages award in the case now consists of the jury award of $105.9 million and the supplemental damages award of $73.1 million. The October 2013 Memorandum and Order also concluded that our infringement involving the supplemental units was not willful and that WesternGeco was not entitled to receive enhanced damages.
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
Either within its final judgment or in a separate order entered after its final judgment, the trial court has ruled that it will also enter a permanent injunction against us. As of the filing date of this Quarterly Report on Form 10-Q, the Court had not issued the terms of the permanent injunction. Until the permanent injunction is entered, the terms of the injunction cannot be known for certain, but it is likely that the permanent injunction will prohibit us from supplying our DigiFIN units, two parts that are unique to the DigiFIN product and related software from the United States to our customers overseas with an intention for the customers to combine DigiFIN and the software with other required components of the patent claims. We have reorganized our operations such that we no longer supply DigiFIN units, the unique DigiFIN parts and the related software from the United States.

Based on our analysis after the trial court’s Memorandum and Order in June 2013 denying our post-verdict motions that challenged the jury's infringement findings and the damages amount, we increased our loss contingency accrual related to this case from $10.0 million to $120.0 million, consisting of jury verdict damages, court costs, and estimates of prejudgment interest and supplemental damages. Based on our analysis after the trial court’s Memorandum and Order in October 2013 awarding supplemental damages, we further increased our loss contingency accrual related to this case as of September 30, 2013 from $120.0 million, to $191.8 million, consisting of jury verdict damages, supplemental damages, court costs, and estimates of prejudgment interest. Additional interest will continue to accrue until this legal matter is fully resolved.
Our assessment of our potential loss contingency may change in the future due to developments at the trial court or appellate court and other events, such as changes in applicable law, and such reassessment could lead to the determination that no loss contingency is probable or that a greater or lesser loss contingency is probable. Any such reassessment could have a material effect on our financial condition or results of operations.
As stated above, we intend to appeal the trial court judgment to the United States Court of Appeals for the Federal Circuit. In order to appeal the judgment, we may be required to post an appeal bond for the full amount of damages entered in the judgment. To be prepared for an adverse judgment in this case, we are in the process of arranging with sureties to post an appeal bond on our behalf if necessary. Until the surety arrangements are completed, the terms applicable to the appeal bond, including the terms enabling each surety to require us to post collateral with the surety at any time the bond is outstanding, for up to the full amount of the bond, are not certain. If we are required to post collateral with a surety during the appeal process, depending on the size of the bond and the level of required collateral, in order to collateralize the bond we might need to utilize a combination of cash on hand, undrawn balances available under our revolving line of credit and possibly seek additional debt and/or equity financing. The collateralization of such a large appeal bond could have an adverse effect on our liquidity. If we are unable to post the appeal bond, we may be unable to stay enforcement of the judgment or appeal the case. At this time, we are unable to determine the amount of such an appeal bond or whether and to what extent the sureties may require the appeal bond to be collateralized. Similarly, we are unable to predict the timing of the final judgment being entered by the trial court or the timing of posting any required appeal bond.
Fletcher
In November 2009, Fletcher International, Ltd. (“Fletcher”), the holder of the shares of our outstanding Series D Preferred Stock until June 2012, filed a lawsuit against us and certain of our directors in the Delaware Court of Chancery. In the lawsuit, styled Fletcher International, Ltd. v. ION Geophysical Corporation, et al, Fletcher alleged, among other things, that we violated Fletcher’s consent rights contained in the Series D Preferred Stock Certificates of Designation, by (a) the execution and delivery of a convertible promissory note to the Bank of China, New York Branch by one of our subsidiaries (incorporated in Luxembourg), in connection with a bridge loan funded in October 2009 by Bank of China, and (b) a Canadian subsidiary of ours executing and delivering several promissory notes in 2008 in connection with our acquisition of ARAM Systems Ltd. Fletcher also alleged that our directors violated their fiduciary duties by allowing the subsidiaries to deliver the notes without Fletcher’s consent. In a Memorandum Opinion issued in May 2010 in response to a motion for partial summary judgment, the judge dismissed all of Fletcher’s claims against our named directors but also concluded that, because the bridge loan note executed by our Luxembourg subsidiary in 2009 was convertible into our common stock, Fletcher had the right to consent to the issuance of the note and that we had violated Fletcher’s consent rights by that subsidiary’s issuing the note without Fletcher’s consent. In March 2011, the judge dismissed certain additional claims asserted by Fletcher.
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
In June 2012, Fletcher filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. Fletcher’s shares of Series D Preferred Stock, which had been pledged by Fletcher to secure certain indebtedness, were sold by the pledgee to an affiliate of D.E. Shaw & Co., Inc. in June 2012. On September 30, 2013, the holder of our shares of Series D Preferred Stock converted all of the shares into an aggregate amount of 6,065,075 shares of our common stock. As a result of the conversion, all outstanding shares of Series D Preferred Stock were converted into shares of our common stock and no shares of Series D Preferred Stock remain outstanding. We do not believe that the acquisition of the shares of Series D Preferred Stock by such D. E. Shaw & Co., Inc. affiliate, the bankruptcy filing by Fletcher or the conversion of all of the shares of Series D Preferred Stock into shares of our common stock will have a material impact on Fletcher’s lawsuit against us.

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
Item 1A. Risk Factors
This report contains or incorporates by reference statements concerning our future results and performance and other matters that are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Exchange Act. These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “would,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of such terms or other comparable terminology. Examples of other forward-looking statements contained or incorporated by reference in this report include statements regarding:

•
the expected outcome of the WesternGeco litigation and future potential adverse effects on our liquidity in the event that we must post and collateralize an appeal bond for the full amount of damages entered in a judgment or are unsuccessful in our appeal of an adverse judgment in this matter;

•	expected continued industry-wide increases in capital expenditures for seismic activities;

•	the effects of current and future economic turmoil in Europe;

•	the timing of anticipated sales and associated realized revenues;

•	future levels of spending by our customers;

•	the effects of current and future unrest in the Middle East, North Africa and other regions;

•	the effects of current and future worldwide economic conditions and demand for oil and natural gas and seismic equipment and services;

•	the effects of ongoing and future industry consolidation, including, in particular, the effects of consolidation and vertical integration in the towed marine seismic streamers market;

•	future benefits to be derived from our INOVA Geophysical joint venture and our OceanGeo B.V. joint venture;

•	future oil and gas commodity prices, including the effects of changes in spot prices for U.S. natural gas;

•	the timing of future revenue realization of anticipated orders for seismic data processing work in our Solutions segment;

•	expected net revenues, income from operations and net income;

•	expected gross margins for our products and services;

•	continued growth in Gulf of Mexico drilling activity;

•	future seismic industry fundamentals, including future demand for seismic services and equipment;

•	future benefits to our customers to be derived from new products and services;

•	future benefits to be derived from our investments in technologies and acquired companies;

•	future growth rates for our products and services;

•	the degree and rate of future market acceptance of our new products and services;

•	expectations regarding oil and gas exploration and production companies and contractor end-users purchasing our more technologically-advanced products and services;

•	anticipated timing and success of commercialization and capabilities of products and services under development and start-up costs associated with their development;

•	future cash needs and future availability of cash to fund our operations and pay our obligations;

•	potential future acquisitions;

•	future levels of our capital expenditures;

•	future opportunities for new products and projected research and development expenses;

•	expected continued compliance with our debt financial covenants;

•	expectations regarding realization of deferred tax assets; and

•	anticipated results regarding accounting estimates we make.
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
Information regarding factors that may cause actual results to vary from our expectations, referred to as “risk factors,” appears in our Annual Report on Form 10-K for the year ended December 31, 2012 in Part I, Item 1A. “Risk Factors,” and in our Quarterly Report on Form 10-Q for the period ended June 30, 2013, each as previously filed with the SEC. There have been no material changes from the risk factors previously disclosed in such Form 10-K and Form 10-Q, except for the following:
An unfavorable judgment in our pending litigation matter with WesternGeco could have a materially adverse effect on our financial results and liquidity.
In August 2012, a jury in the WesternGeco L.L.C. v. ION Geophysical Corporation litigation returned a verdict of approximately $105.9 million in damages against us (for information, see Item 1. - “Legal Proceedings” above). In June 2013, the presiding judge entered a Memorandum and Order denying our post-verdict motions that challenged the jury's infringement findings and the damages amount. In the Memorandum and Order, the judge also stated that WesternGeco is entitled to be awarded supplemental damages for the additional DigiFIN units that were supplied from the United States before and after trial that were not included in the jury verdict due to the timing of the trial. On October 24, 2013, the judge entered another Memorandum and Order, ruling on the number of DigiFIN units that are subject to supplemental damages and also ruling that the supplemental damages applicable to the additional units should be calculated by adding together the jury’s previous reasonable royalty and lost profits damages awards per unit, resulting in supplemental damages of $73.1 million. The total damages award in the case now consists of the jury award of $105.9 million and the supplemental damages award of $73.1 million. As of the date of this Quarterly Report on Form 10-Q, the federal district trial court had not entered its final judgment in the matter.
Based on our analysis after the trial court’s Memorandum and Order in June 2013 denying the Company’s post-verdict motions that challenged the jury's infringement findings and the damages amount, we increased our loss contingency accrual related to this case from $10.0 million to $120.0 million, consisting of jury verdict damages, court costs, and estimates of prejudgment interest and supplemental damages. Based on our analysis after the trial court’s Memorandum and Order in October 2013 awarding supplemental damages, we further increased our loss contingency accrual related to this case as of September 30, 2013 from $120.0 million, to $191.8 million, consisting of jury verdict damages, supplemental damages, court costs, and estimates of prejudgment interest.
Upon the entering of a final judgment, we intend to appeal the judgment to the United States Court of Appeals for the Federal Circuit. If we are unsuccessful on appeal, we would be liable for the entire judgment amount, which could adversely affect our financial condition.
In order to appeal the final judgment, we may be required to post an appeal bond for the full amount of damages entered in the judgment. To be prepared for an adverse judgment in this case, we are in the process of arranging with sureties to post an appeal bond on our behalf if necessary. Until the surety arrangements are completed, the terms applicable to the appeal bond, including the terms enabling each surety to require us to post collateral with the surety at any time the bond is outstanding, for up to the full amount of the bond, are not certain. If we are required to post collateral with a surety during the appeal process, depending on the size of the bond and the level of required collateral, in order to collateralize the bond we might need to utilize a combination of cash on hand and undrawn balances available under our revolving line of credit and possibly incur additional debt and/or equity financing. The collateralization of such a large appeal bond could have a material and adverse effect on our liquidity. If we are unable to post the appeal bond, we may be unable to stay enforcement of the judgment or appeal the case. At this time, we are unable to determine the amount of such an appeal bond or whether and to what extent the sureties may require the appeal bond to be collateralized. Similarly, we are unable to predict the timing of the final judgment being entered by the trial court or the timing of posting any required appeal bond.

Any requirements that we collateralize the appeal bond will reduce our liquidity and the borrowings available under our credit facility. The current maturity date of any outstanding debt under our credit facility is March 2015. No assurances can be made whether our efforts to raise additional cash would be successful and, if so, on what terms and conditions, and at what cost we might be able to secure any such financing. If additional funds are raised through the issuance of debt and/or equity securities, these securities could have rights, preferences and privileges more favorable to those than our current debt or equity securities, and the terms of these securities could impose further restrictions on our operations. If we are unable to raise additional capital under these circumstances, our business, operating results and financial condition may be materially harmed.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) During the three months ended September 30, 2013, in connection with the vesting of (or lapse of restrictions on) shares of our restricted stock held by certain employees, we acquired shares of our common stock in satisfaction of tax withholding obligations that were incurred on the vesting date. The date of acquisition, number of shares and average effective acquisition price per share were as follows:

Period	(a) Total Number of Shares Acquired	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Program
July 1, 2013 to July 31, 2013	—	$—	Not applicable	Not applicable
August 1, 2013 to August 31, 2013	—	$—	Not applicable	Not applicable
September 1, 2013 to September 30, 2013	8,231	$4.79	Not applicable	Not applicable
Total	8,231	$4.79
Item 5. Other Information
During the three months ended September 30, 2013, we determined to restructure our Systems business and related product lines. This restructuring included several restructuring charges related to exit and disposal activities. For additional information, see Note 15 “Restructuring Activities” of Notes to Unaudited Condensed Consolidated Financial Statements contained elsewhere in this Quarterly Report on Form 10-Q for additional information.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

101
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three- and nine-months ended September 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three- and nine-months ended September 30, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows for the nine-months ended September 30, 2013 and 2012, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.*

*
In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

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

101
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three- and nine-months ended September 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three- and nine-months ended September 30, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows for the nine-months ended September 30, 2013 and 2012, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.*

*
In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.