Form 10-K/A
period 2013-12-31
ION GEOPHYSICAL CORP
filed 2014-03-28
CIK 866609

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 28, 2013 (the last business day of the registrant’s second quarter of fiscal 2013), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $885.4 million based on the closing sale price per share ($6.02) on such date as reported on the New York Stock Exchange.
As of February 3, 2014, the number of shares of common stock, $0.01 par value, outstanding was 163,737,757 shares.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
None.

TABLE OF CONTENTS

Explanatory Note	3
PART IV	4
SIGNATURES	9
EXHIBIT INDEX	11
EX-23.2
EX-23.3
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1

Explanatory Note
This Amendment No. 1 to Annual Report on Form 10-K/A amends the Annual Report on Form 10-K for the year ended December 31, 2013 of ION Geophysical Corporation (“ION”), which was filed with the Securities and Exchange Commission (“SEC”) on February 24, 2014. This Form 10-K/A is being filed for the purpose of providing separate financial statements of INOVA Geophysical Equipment Limited in accordance with Rule 3-09 of Regulation S-X. The INOVA Geophysical Equipment Limited (“INOVA Geophysical”) unaudited financial statements as of December 31, 2013, and for the year ended December 31, 2013, audited financial statements as of December 31, 2012, and for the years ended December 31, 2012 and 2011, and the Reports of Independent Auditors, are filed as Exhibit 99.1 and are included as financial statement schedules in Item 15. “Exhibits and Financial Statement Schedules” of this Form 10-K/A. ION owns a noncontrolling equity interest (49%) in INOVA Geophysical, which ION accounts for under the equity method of accounting, and the financial statements of INOVA Geophysical as of and for the year ended December 31, 2013, were not available at the time that ION filed its Annual Report on Form 10-K in February 2014.
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
INOVA Geophysical met the significant subsidiary tests described above as of and with respect to ION’s fiscal years and periods ended December 31, 2011 and 2012, and ION has therefore included in this Form 10-K/A the required financial statements for INOVA Geophysical.
The consents of Ernst & Young LLP for INOVA Geophysical Equipment Limited are also filed as exhibits to this Amendment No. 1 to Annual Report on Form 10-K/A. In addition, this Form 10-K/A includes an updated exhibit index in respect thereof and certifications under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.
Except as described above, this Amendment No. 1 on Form 10-K/A is not intended to update or modify any other information presented in ION’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as originally filed. This Amendment No. 1 does not update or modify in any way the financial position, results of operations, cash flows or related disclosures in ION’s Annual Report on Form 10-K, and does not reflect events occurring after the Form 10-K’s original filing date of February 24, 2014. Accordingly, this Form 10-K/A should be read in conjunction with ION’s other filings made with the SEC subsequent to the filing of its Annual Report on Form 10-K for the year ended December 31, 2013.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	List of Documents Filed

	(1)	Financial Statements

The financial statements were previously filed with the Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 24, 2014.

	(2)	Financial Statement Schedules

The following financial statement schedule was previously filed with the Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 24, 2014:

Schedule II — Valuation and Qualifying Accounts

The following financial statement schedule is included in this Amendment No. 1 to Annual Report on Form 10-K/A pursuant to Rule 3-09 of Regulation S-K:

INOVA Geophysical Equipment Limited Financial Statements as of and for the periods ended December 31, 2013 (Unaudited), 2012 (Audited) and 2011 (Audited).

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
Indenture, dated May 13, 2013, among ION Geophysical Corporation, the subsidiary guarantors named therein, Wilmington Trust, National association, as trustee, and U.S. Bank National Association, as collateral agent, filed on May 13, 2013 as Exhibit 4.1 to the Company's Current Report on Form 8-K and incorporated herein by reference,

4.8	—
Registration Rights Agreement, dated May 13, 2013 among ION Geophysical Corporation, the subsidiary guarantors named therein and Citigroup Global Markets Inc. and Wells Fargo Securities, LLC, as representatives of the initial purchasers named therein, filed on May 13, 2013 as Exhibit 4.2 to the Company's Current Report on Form 8-K and incorporated herein by reference,

4.9	—
Certificate of Elimination of Series D-1 Cumulative Convertible Preferred Stock dated September 30, 2013, filed on September 30, 2013 as Exhibit 3.1 to the Company's Current Report on Form 8-K and incorporated herein by reference,

4.10	—
Certificate of Elimination of Series D-2 Cumulative Convertible Preferred Stock dated September 30, 2013, filed on September 30, 2013 as Exhibit 3.2 to the Company's Current Report on Form 8-K and incorporated herein by reference.

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

**10.42	—
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

*21.1	—	Subsidiaries of the Company.
*23.1	—	Consent of Ernst & Young LLP.
†23.2	—	Consent of Ernst & Young LLP.
†23.3	—	Consent of Ernst & Young LLP.
*24.1	—	The Power of Attorney is set forth on the signature page hereof.
†31.1	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).
†31.2	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).
†32.1	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.
†32.2	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.
†99.1	—	INOVA Geophysical Equipment Limited Financial Statements for the periods ended December 31, 2013 (Unaudited), 2012 (Audited) and 2011 (Audited).
***101	—
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

----------------------------------

*	Filed with ION Geophysical Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on February 24, 2014

**	Management contract or compensatory plan or arrangement.

†	Filed herewith.

***
All of the interactive files have been previously furnished with ION Geophysical Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on February 24, 2014.

(b)	Exhibits required by Item 601 of Regulation S-K.

Reference is made to subparagraph (a) (3) of this Item 15, which is incorporated herein by reference.

(c)	Financial statement schedules.

The financial statements of INOVA Geophysical Equipment Limited referred to in subparagraph (a) (2) of this Item 15, are being filed herewith as financial statement schedules to this Amendment No. 1 to Annual Report on Form 10-K/A, in accordance with Rule 3-09 of Regulation S-X.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Houston, State of Texas, on March 28, 2014.

ION GEOPHYSICAL CORPORATION

By	/s/ R. Brian Hanson
R. Brian Hanson
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K/A (Amendment No. 1 to Annual Report on Form 10-K) has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacities	Date
/S/ R. BRIAN HANSON	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2014
R. Brian Hanson

/S/ GREGORY J. HEINLEIN	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 28, 2014
Gregory J. Heinlein

/S/ SCOTT SCHWAUSCH	Vice President and Corporate Controller (Principal Accounting Officer)	March 28, 2014
Scott Schwausch

/S/ JAMES M. LAPEYRE, JR.	Chairman of the Board of Directors and Director	March 28, 2014
James M. Lapeyre, Jr.

/S/ DAVID H. BARR	Director	March 28, 2014
David H. Barr

/S/ HAO HUIMIN	Director	March 28, 2014
Hao Huimin

/S/ MICHAEL C. JENNINGS	Director	March 28, 2014
Michael C. Jennings

/S/ FRANKLIN MYERS	Director	March 28, 2014
Franklin Myers

/S/ S. JAMES NELSON, JR.	Director	March 28, 2014
S. James Nelson, Jr.

/S/ JOHN N. SEITZ	Director	March 28, 2014
John N. Seitz

*By:	/s/ R. Brian Hanson
R. Brian Hanson
Attorney-in-fact

EXHIBIT INDEX

3.1	—	Restated Certificate of Incorporation dated September 24, 2007 filed on September 24, 2007 as Exhibit 3.4 to the Company’s Current Report on Form 8-K and incorporated herein by reference.
3.2	—	Amended and Restated Bylaws of ION Geophysical Corporation filed on September 24, 2007 as Exhibit 3.5 to the Company’s Current Report on Form 8-K and incorporated herein by reference.
3.3	—
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
Indenture, dated May 13, 2013, among ION Geophysical Corporation, the subsidiary guarantors named therein, Wilmington Trust, National association, as trustee, and U.S. Bank National Association, as collateral agent, filed on May 13, 2013 as Exhibit 4.1 to the Company's Current Report on Form 8-K and incorporated herein by reference,

4.8	—
Registration Rights Agreement, dated May 13, 2013 among ION Geophysical Corporation, the subsidiary guarantors named therein and Citigroup Global Markets Inc. and Wells Fargo Securities, LLC, as representatives of the initial purchasers named therein, filed on May 13, 2013 as Exhibit 4.2 to the Company's Current Report on Form 8-K and incorporated herein by reference,

4.9	—
Certificate of Elimination of Series D-1 Cumulative Convertible Preferred Stock dated September 30, 2013, filed on September 30, 2013 as Exhibit 3.1 to the Company's Current Report on Form 8-K and incorporated herein by reference,

4.10	—
Certificate of Elimination of Series D-2 Cumulative Convertible Preferred Stock dated September 30, 2013, filed on September 30, 2013 as Exhibit 3.2 to the Company's Current Report on Form 8-K and incorporated herein by reference.

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

**10.42	—
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

*21.1	—	Subsidiaries of the Company.
*23.1	—	Consent of Ernst & Young LLP.
†23.2	—	Consent of Ernst & Young LLP.
†23.3	—	Consent of Ernst & Young LLP.
*24.1	—	The Power of Attorney is set forth on the signature page hereof.
†31.1	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).
†31.2	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).
†32.1	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.
†32.2	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.
†99.1	—	INOVA Geophysical Equipment Limited Financial Statements for the periods ended December 31, 2013 (Unaudited), 2012 (Audited) and 2011 (Audited).
***101	—
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

------------------------------------------

*	Filed with ION Geophysical Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on February 24, 2014

**	Management contract or compensatory plan or arrangement.

†	Filed herewith.

***
All of the interactive files have been previously furnished with ION Geophysical Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on February 24, 2014.