Form 10-Q
period 2014-03-31
ION GEOPHYSICAL CORP
filed 2014-05-01
CIK 866609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
At April 21, 2014, there were 164,054,309 shares of common stock, par value $0.01 per share, outstanding.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS FOR FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2014

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2014	December 31, 2013
	( In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$197,306	$148,056
Accounts receivable, net	98,231	149,448
Unbilled receivables	68,452	49,468
Inventories	54,709	57,173
Prepaid expenses and other current assets	25,605	24,772
Total current assets	444,303	428,917
Deferred income tax asset	14,339	14,650
Property, plant, equipment and seismic rental equipment, net	59,811	46,684
Multi-client data library, net	243,083	238,784
Equity method investments	47,466	53,865
Goodwill	56,111	55,876
Intangible assets, net	10,566	11,247
Other assets	15,640	14,648
Total assets	$891,319	$864,671
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$60,551	$5,906
Accounts payable	38,654	22,654
Accrued expenses	72,471	84,358
Accrued multi-client data library royalties	38,263	46,460
Deferred revenue	16,030	20,682
Total current liabilities	225,969	180,060
Long-term debt, net of current maturities	180,462	214,246
Other long-term liabilities	142,987	210,602
Total liabilities	549,418	604,908
Redeemable noncontrolling interests	5,552	1,878
Equity:
Common stock, $0.01 par value; authorized 200,000,000 shares; outstanding 164,049,309 and 163,737,757 shares at March 31, 2014 and December 31, 2013, respectively, net of treasury stock	1,640	1,637
Additional paid-in capital	882,892	879,969
Accumulated deficit	(530,178)	(606,157)
Accumulated other comprehensive loss	(11,799)	(11,138)
Treasury stock, at cost, 849,539 shares at both March 31, 2014 and December 31, 2013	(6,565)	(6,565)
Total stockholders’ equity	335,990	257,746
Noncontrolling interests	359	139
Total equity	336,349	257,885
Total liabilities and equity	$891,319	$864,671
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
	(In thousands, except per share data)
Service revenues	$110,696	$89,949
Product revenues	34,002	39,788
Total net revenues	144,698	129,737
Cost of services	72,071	69,273
Cost of products	15,773	25,507
Gross profit	56,854	34,957
Operating expenses:
Research, development and engineering	9,039	9,290
Marketing and sales	9,213	7,980
General, administrative and other operating expenses	18,931	15,764
Total operating expenses	37,183	33,034
Income from operations	19,671	1,923
Interest expense, net	(4,797)	(1,066)
Equity in earnings (losses) of investments	(1,688)	1,116
Other income, net	68,526	1,027
Income before income taxes	81,712	3,000
Income tax expense	5,263	1,201
Net income	76,449	1,799
Net (income) loss attributable to noncontrolling interests	(470)	76
Net income attributable to ION	75,979	1,875
Preferred stock dividends	—	338
Net income applicable to common shares	$75,979	$1,537
Net income per share:
Basic	$0.46	$0.01
Diluted	$0.46	$0.01
Weighted average number of common shares outstanding:
Basic	163,847	156,465
Diluted	164,061	157,315

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Net income	$76,449	$1,799
Other comprehensive loss, net of taxes, as appropriate:
Foreign currency translation adjustments	486	(3,641)
Equity interest in investees' other comprehensive loss	(1,173)	(23)
Other changes in other comprehensive income	26	8
Total other comprehensive loss, net of taxes	(661)	(3,656)
Comprehensive net income (loss)	75,788	(1,857)
Comprehensive (income) loss attributable to noncontrolling interest	(470)	76
Comprehensive net income (loss) attributable to ION	$75,318	$(1,781)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$76,449	$1,799
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization (other than multi-client data library)	7,904	4,200
Amortization of multi-client data library	16,326	18,592
Stock-based compensation expense	2,777	2,011
Equity in (earnings) losses of investments	1,688	(1,116)
Reduction of accrual for loss contingency related to legal proceedings	(69,557)	—
Deferred income taxes	(884)	(6,150)
Change in operating assets and liabilities:
Accounts receivable	60,646	35,307
Unbilled receivables	(18,945)	11,938
Inventories	(144)	1,381
Accounts payable, accrued expenses and accrued royalties	(5,359)	(13,373)
Deferred revenue	(4,678)	(7,153)
Other assets and liabilities	(3,541)	2,155
Net cash provided by operating activities	62,682	49,591
Cash flows from investing activities:
Cash invested in multi-client data library	(22,353)	(28,778)
Purchase of property, plant, equipment and seismic rental assets	(1,997)	(3,774)
Repayment of advances by INOVA Geophysical	1,000	—
Investment in and advances to OceanGeo B.V.	(3,683)	(9,500)
Cash of OceanGeo B.V. upon acquiring a controlling interest	609	—
Investment in convertible note	—	(1,000)
Other investing activities	605	76
Net cash used in investing activities	(25,819)	(42,976)
Cash flows from financing activities:
Borrowings under revolving line of credit	15,000	—
Payments on notes payable and long-term debt	(2,755)	(848)
Payment of preferred dividends	—	(338)
Proceeds from employee stock purchases and exercise of stock options	246	716
Other financing activities	(80)	350
Net cash provided by (used in) financing activities	12,411	(120)
Effect of change in foreign currency exchange rates on cash and cash equivalents	(24)	(891)
Net increase in cash and cash equivalents	49,250	5,604
Cash and cash equivalents at beginning of period	148,056	60,971
Cash and cash equivalents at end of period	$197,306	$66,575

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1)    Basis of Presentation
The condensed consolidated balance sheet of ION Geophysical Corporation and its subsidiaries (collectively referred to as the “Company” or “ION,” unless the context otherwise requires) at December 31, 2013 has been derived from the Company’s audited consolidated financial statements at that date. The condensed consolidated balance sheet at March 31, 2014, and the condensed consolidated statements of operations, comprehensive income (loss) and cash flows for the three months ended March 31, 2014 and 2013, are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the operating results for a full year or of future operations.
In late January 2014, the Company acquired an additional 40% interest in OceanGeo B.V. (“OceanGeo”) through the conversion of the outstanding indebtedness owed to the Company by OceanGeo into additional equity interests of OceanGeo, bringing the Company’s total equity interest to 70% and giving the Company control over OceanGeo. The Company has included in its results of operations, the results of OceanGeo from the date of the Company’s acquisition of the controlling interest.
These condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements presented in accordance with accounting principles generally accepted in the United States have been omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and Amendment No. 1 thereto on Form 10-K/A, which was filed on March 28, 2014 and contains the separate consolidated financial statements of INOVA Geophysical Equipment Limited (“INOVA Geophysical”) for its fiscal year ended December 31, 2013.
(2)    Acquisition of Controlling Interest in OceanGeo
In October 2013, the Company reached agreement with its joint venture partner in OceanGeo, Georadar Levantamentos Geofisicos S/A, for the Company to have the option to increase its ownership percentage in OceanGeo from 30% to 70%, subject to certain conditions. OceanGeo is headquartered in Rio de Janeiro, Brazil, and specializes in seismic acquisition operations using ocean-bottom cables deployed from vessels leased by OceanGeo.
To further assist OceanGeo in acquiring backlog, in October 2013 the Company also agreed to loan OceanGeo additional funds for working capital, subject to the Company’s agreement on the necessity and purpose for each advance and certain other conditions, up to a maximum of $25.0 million. As of December 31, 2013, the Company had advanced $15.3 million, and thereafter in January 2014, prior to obtaining the controlling interest, the Company advanced an additional $3.7 million.
In January, the Company exercised its option, increasing its ownership percentage through the conversion of certain outstanding amounts loaned to OceanGeo. The Company acquired its ownership interest in OceanGeo as part of its strategy to expand the range of service offerings it can provide to oil and gas exploration and production customers and to put its Calypso® seabed acquisition technology to work in a service model to meet the growing demand for seabed seismic services.
The acquisition was accounted for by the acquisition method, whereby the assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date based on an income approach. The estimated fair value of the assets acquired and liabilities assumed approximated the purchase price and therefore no goodwill or bargain purchase was recognized. As of March 31, 2014, the allocation of the purchase price of OceanGeo was based upon preliminary fair value studies, and may be subject to change as additional information becomes available. In connection with the acquisition, the Company incurred $1.3 million in acquisition-related transaction costs related to professional services and fees. These costs were expensed as incurred and were included in other income (expense), net in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2014. As a result of consolidating OceanGeo’s results into the Company’s consolidated results of operations for the period from the acquisition date at the end of January to March 31, 2014, the Company’s results of operations include $20.6 million of OceanGeo revenues and $4.2 million of income from OceanGeo’s operations for the three months ended March 31, 2014. For additional results related to OceanGeo, see Note 3 “Segment Information.” The following table summarizes the fair value assigned to the assets acquired and liabilities assumed, as well as the noncontrolling interest, at the acquisition date (in thousands):

Estimated Fair Value of Assets Acquired and Liabilities Assumed:
Cash and cash equivalents	$609
Accounts receivable	9,247
Prepaid expenses and other current assets	1,433
Multi-client data library	3,876
Property, plant, equipment and seismic rental equipment, net	14,598
Other assets	2,227
Total identifiable assets	31,990
Accounts payable and accrued liabilities	(13,464)
Bank loans	(6,135)
Other liabilities	(1,026)
Net assets	11,365
Noncontrolling interest	(3,410)
Total consideration	$7,955
The following summarized unaudited pro forma consolidated income statement information for the three months ended March 31, 2014 and 2013, assumes that the OceanGeo acquisition had occurred as of the beginning of the periods presented. The Company has prepared these unaudited pro forma financial results for comparative purposes only. These unaudited pro forma financial results may not be indicative of the results that would have occurred if ION had completed the acquisition as of the beginning of the periods presented or the results that may be attained in the future. Amounts presented below are in thousands, except for the per share amounts:

Pro forma Consolidated ION Income Statement Information	Three Months Ended March 31,
	2014	2013
Net revenues	$153,882	$147,706
Income from operations	$23,747	$4,291
Net income	$77,968	$4,010
Net income attributable to ION	$76,821	$3,164
Basic net income per common share	$0.47	$0.02
Diluted net income per common share	$0.47	$0.02
(3)    Segment Information
The Company operates through four business segments – Solutions, Systems, Software and Ocean Bottom Services (the segment name for OceanGeo) – as well as through its INOVA Geophysical joint venture. See Note 4 “Equity Method Investments” for the summarized financial information for INOVA Geophysical. The Company measures segment operating results based on income from operations.

A summary of segment information is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Net revenues:
Solutions:
New Venture	$32,738	$48,436
Data Library	13,217	9,448
Total multi-client revenues	45,955	57,884
Data Processing	43,286	31,286
Total	$89,241	$89,170
Systems:
Towed Streamer	$11,851	$13,549
Ocean Bottom Equipment	—	6,765
Other	12,997	11,533
Total	$24,848	$31,847
Software:
Software Systems	$9,154	$7,941
Services	885	779
Total	$10,039	$8,720
Ocean Bottom Services	$20,570	$—
Total	$144,698	$129,737
Gross profit:
Solutions	$33,011	$20,197
Systems	11,417	8,380
Software	7,257	6,380
Ocean Bottom Services	5,169	—
Total	$56,854	$34,957
Gross margin:
Solutions	37%	23%
Systems	46%	26%
Software	72%	73%
Ocean Bottom Services	25%	—%
Total	39%	27%
Income from operations:
Solutions	$19,112	$7,357
Systems	3,371	934
Software	5,128	5,161
Ocean Bottom Services	4,162	—
Corporate and other	(12,102)	(11,529)
Income from operations	19,671	1,923
Interest expense, net	(4,797)	(1,066)
Equity in earnings (losses) of investments	(1,688)	1,116
Other income, net	68,526	1,027
Income before income taxes	$81,712	$3,000

(4)    Equity Method Investments
The following table reflects the change in the Company’s equity method investments during the three months ended March 31, 2014 (in thousands):

	INOVA Geophysical	OceanGeo	Total
Investments at December 31, 2013	$51,065	$2,800	$53,865
Equity in earnings (losses) of investments	(2,426)	738	(1,688)
Advances to OceanGeo (prior to consolidation)	—	3,683	3,683
Acquisition of controlling interest (consolidation) of OceanGeo	—	(7,221)	(7,221)
Equity interest in investees' other comprehensive loss	(1,173)	—	(1,173)
Investment at March 31, 2014	$47,466	$—	$47,466
INOVA Geophysical — The Company accounts for its 49% interest in INOVA Geophysical as an equity method investment and records its share of earnings and losses of INOVA Geophysical on a one fiscal quarter lag basis. For the three months ended March 31, 2014, the Company recorded its share of losses from INOVA Geophysical of $2.4 million, compared to its share of earnings for the corresponding period in 2013, of $1.9 million. The following table reflects the summarized financial information for INOVA Geophysical for the three months ended December 31, 2013 and 2012 (in thousands):

	Three Months Ended December 31,
	2013	2012
Net revenues	$40,176	$59,611
Gross profit	$4,948	$12,327
Loss from operations	$(3,667)	$(250)
Net income (loss)	$(4,951)	$3,742
Related Party Transactions
For information regarding transactions between the Company and its equity method investees, see Note 14 “Related Party Transactions.”
(5)    Long-term Debt

Obligations (in thousands)	March 31, 2014	December 31, 2013
Senior secured second-priority notes	$175,000	$175,000
Revolving line of credit	50,000	35,000
Equipment capital leases	9,091	8,651
Brazil bank debt	5,649	—
Facility lease obligation	1,273	1,501
Total	241,013	220,152
Current portion of long-term debt and lease obligations	(60,551)	(5,906)
Non-current portion of long-term debt and lease obligations	$180,462	$214,246
Senior Secured Second-Priority Notes
On May 13, 2013, the Company sold $175.0 million aggregate principal amount of 8.125% Senior Secured Second-Priority Notes due 2018 (“Notes”) in a private offering pursuant to an Indenture dated as of May 13, 2013. The Notes are senior secured second-priority obligations of the Company, are guaranteed by certain of the Company’s U.S. subsidiaries, and mature on May 15, 2018. Interest on the Notes accrues at the rate of 8.125% per annum and will be payable semiannually in arrears on May 15 and November 15 of each year during their term. On April 10, 2014, the Company commenced a registered exchange offer pursuant to which holders of the privately placed Notes that have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), may exchange their Notes for a like principal amount of Notes that have been registered under the Securities Act. Unless extended, the exchange offer will expire at 5:00 p.m., New York City time, on May 9, 2014.
On or after May 15, 2015, the Company may on one or more occasions redeem all or a part of the Notes at the redemption prices set forth below, plus accrued and unpaid interest and special interest, if any, on the Notes redeemed during the 12-month period beginning on May 15th of the years indicated below:

Date	Percentage
2015	104.063%
2016	102.031%
2017 and thereafter	100.000%
The Notes are initially jointly and severally guaranteed on a senior secured basis by each of the Company’s current material U.S. subsidiaries: GX Technology Corporation, ION Exploration Production (U.S.A.), Inc. and I/O Marine Systems, Inc. (the “Notes Guarantors”). The Notes and the guarantees are secured, subject to certain exceptions and permitted liens, by second-priority liens on substantially all of the assets that secure the indebtedness under the Company’s senior first-priority secured credit facility with China Merchants Bank Co., Ltd., New York Branch (“CMB”) as administrative agent and lender under the facility (see “— Revolving Line of Credit” below). The indebtedness under the Notes is effectively junior to the Company’s obligations under the senior secured credit facility to the extent of the value of the collateral securing the facility, and to any other indebtedness secured on a first-priority basis to the extent of the value of the Company’s assets subject to those first-priority security interests.
The Notes contain certain covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries. These and other restrictive covenants contained in the Indenture are subject to important exceptions and qualifications. All of the Company’s subsidiaries are currently restricted subsidiaries. As of March 31, 2014, the Company was in compliance with these covenants.
In connection with the offering of the Notes, the Company entered into a consent agreement with CMB, as administrative agent and lender under the Company’s senior secured credit facility. See “— Revolving Line of Credit” below.
In connection with the issuance of the Notes, the Company and the Notes Guarantors entered into a second lien intercreditor agreement dated as of May 13, 2013 (the “Intercreditor Agreement”) with, among others, CMB, as administrative agent, first lien representative for the first lien secured parties and collateral agent for the first lien secured parties, the trustee under the Indenture and the collateral agent for the second lien secured parties. The Intercreditor Agreement provides, among other things, that the liens on the collateral securing the Notes and related obligations will be junior and subordinate in all respects to the liens on the collateral securing the Company’s senior secured credit facility and related obligations.
Revolving Line of Credit
On May 29, 2012, the Company amended the terms of its senior secured credit facility (the “Credit Facility”) with CMB, as administrative agent and lender. The First Amendment to the Credit Agreement and Loan Documents (the “First Amendment”) modified certain provisions of the Company’s senior credit agreement with CMB that it had entered into on March 25, 2010. The maturity date of any outstanding debt under the Credit Facility is March 24, 2015; therefore the outstanding balance of $50.0 million as of March 31, 2014 has been classified as a current obligation.
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
As of March 31, 2014, the $50.0 million in outstanding revolving loan indebtedness under the Credit Facility accrued interest at a rate of 2.56% per annum.

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
As of March 31, 2014, the Company was in compliance with these financial covenants.
Brazil Bank Debt
In connection with the Company’s acquisition of a controlling interest in OceanGeo, OceanGeo’s existing debt was consolidated into the Company’s accounts. As of March 31, 2014, the outstanding amount, denominated in Brazilian Reais, of this debt was $5.6 million, with various maturity dates in 2014 and 2015; the latest being November 3, 2015. Interest on this debt accrues at an average rate of 15.68%.
(6)    Net Income per Share
Basic net income per common share is computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted net income per common share is determined based on the assumption that dilutive restricted stock and restricted stock unit awards have vested and outstanding dilutive stock options have been exercised and the aggregate proceeds were used to reacquire common stock using the average price of such common stock for the period. The total number of shares issued or reserved for future issuance under outstanding stock options at March 31, 2014 and 2013 was 9,660,100 and 7,717,937, respectively, and the total number of shares of restricted stock and shares reserved for restricted stock units outstanding at March 31, 2014 and 2013 was 1,237,123 and 1,034,280, respectively.
Prior to September 30, 2013, there were 27,000 shares outstanding of the Company’s Series D Cumulative Convertible Preferred Stock (“Series D Preferred Stock”). On September 30, 2013, the holder converted all of the outstanding shares of Series D Preferred Stock into 6,065,075 shares of common stock. The then-outstanding shares of Series D Preferred Stock were anti-dilutive for the three months ended March 31, 2013.
The following table summarizes the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2013
Net income applicable to common shares	$75,979	$1,537
Weighted average number of common shares outstanding	163,847	156,465
Effect of dilutive stock awards	214	850
Weighted average number of diluted common shares outstanding	164,061	157,315
Basic net income per share	$0.46	$0.01
Diluted net income per share	$0.46	$0.01
(7)    Income Taxes
The Company maintains a valuation allowance for substantially all of its deferred tax assets. The valuation allowance is calculated in accordance with the provisions of the Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification Topic 740 “Income Taxes,” which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. In the event the Company’s expectations of future operating results change, the valuation allowance may need to be adjusted upward or downward. As of March 31, 2014, the Company’s unreserved U.S. deferred tax assets totaled $3.8 million. These existing unreserved deferred tax assets are currently considered to be “more likely than not” realized.
The Company’s effective tax rates for the three months ended March 31, 2014 and 2013 were 6.4% and 40.0%, respectively. The Company’s effective tax rate for the first quarter of 2014 was positively impacted by the change in valuation allowance related to the reduction of the legal contingency reserve, offset by the impact of pre-tax losses of OceanGeo within certain jurisdictions for which it could not recognize a tax benefit to offset its tax expenses. Excluding the change in valuation allowance, the Company’s effective tax rate for the first quarter of 2014 was 43.3%.

The Company has approximately $2.2 million of unrecognized tax benefits and does not expect to recognize significant increases in unrecognized tax benefits during the next 12-month period. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense.
As of March 31, 2014, the Company’s U.S. federal tax returns for 2007 and subsequent years remain subject to examination by tax authorities. The Company is no longer subject to U.S. Internal Revenue Service (“IRS”) examination for periods prior to 2007, although carryforward attributes that were generated prior to 2007 may still be adjusted upon examination by the IRS if they either have been or will be used in an open year. In the Company’s foreign tax jurisdictions, tax returns for 2010 and subsequent years generally remain open to examination.
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
In June 2010, WesternGeco filed a lawsuit against various subsidiaries and affiliates of Fugro N.V. (“Fugro”), one of the Company’s seismic contractor customers, accusing Fugro of infringing the same United States patents regarding marine seismic streamer steering devices by planning to use certain equipment purchased from the Company on a survey located outside of U.S. territorial waters. The court approved the consolidation of the Fugro case with the case against the Company. Fugro filed a motion to dismiss the lawsuit, and in March 2011, the presiding judge granted Fugro’s motion to dismiss in part, on the basis that the alleged activities of Fugro would occur more than 12 miles from the U.S. coast and therefore are not actionable under U.S. patent infringement law. In response to a Motion for Summary Judgment filed jointly by the Company and Fugro, the Court ruled in April 2012 that the Company did not directly infringe WesternGeco’s method patent claims. In a pre-trial ruling on June 29, 2012, the Court ruled that, if a particular patent claim of WesternGeco was held to be valid and enforceable at the trial, the Company’s supplying of its DigiFIN® lateral streamer control units and related software from the United States to its customers overseas with an intention for the customers to combine DigiFIN and such related software with other required components of the patent claim, would infringe one claim in one of WesternGeco’s asserted patents, U.S. Patent No. 7,293,520.
The trial began on July 23, 2012. During the trial, Fugro settled all claims asserted against it by WesternGeco and obtained a global license from WesternGeco. A verdict was returned by the jury on August 16, 2012, finding that the Company willfully infringed the claims contained in the four patents by supplying DigiFIN and the related software from the United States and awarded WesternGeco the sum of $105.9 million in damages, consisting of $12.5 million in reasonable royalty and $93.4 million in lost profits.
In September 2012, the Company filed motions with the trial court to overturn all or portions of the verdict. In June 2013, the presiding judge entered a Memorandum and Order rejecting the jury’s finding of willfulness and denying WesternGeco’s motions for willfulness and enhanced damages, but also denying the Company’s post-verdict motions that challenged the jury’s infringement findings and the damages amount. In the Memorandum and Order, the judge also stated that he would approve WesternGeco’s motion for a permanent injunction and that WesternGeco is entitled to be awarded supplemental damages for the additional DigiFIN units that were supplied from the United States before and after trial that were not included in the jury verdict due to the timing of the trial. On October 24, 2013, the judge entered another Memorandum and Order, ruling on the number of DigiFIN units that are subject to supplemental damages and also ruling that the supplemental damages applicable to the additional units should be calculated by adding together the jury’s previous reasonable royalty and lost profits damages awards per unit, resulting in supplemental damages of $73.1 million. The October 2013 Memorandum and Order also concluded that the Company’s infringement involving the supplemental units was not willful and that WesternGeco was not entitled to receive enhanced damages.
On April 30, 2014, the judge entered another Order, ruling that lost profits should not have been included in the calculation of supplemental damages in the October 2013 Memorandum and Order and reducing the supplemental damages award in the case from $73.1 million to $9.4 million. In the Order, the judge also further reduced the damages award in the case by $3.0 million to reflect a settlement and license that WesternGeco entered into with a customer of the Company that had purchased and used DigiFIN units that were also included in the damages amounts awarded against the Company. After accounting for the above court-ordered reductions, the total damages award in the case now consists of approximately $123.8 million, consisting of adjusted jury verdict and supplemental damages, court costs and estimates of prejudgment interest.

The Company intends to appeal the judgment to the United States Court of Appeals for the Federal Circuit. WesternGeco also has the right to elect to appeal the final judgment.
The trial court has ruled that it will also enter a permanent injunction against the Company. As of the filing date of this Quarterly Report on Form 10-Q, the Court had not issued the definitive terms of the permanent injunction. Until the permanent injunction is entered, the final terms of the injunction cannot be known for certain, but it is likely that the permanent injunction will prohibit the Company from supplying its DigiFIN units, two parts that are unique to the DigiFIN product and related software from the United States to its customers overseas with an intention for the customers to combine DigiFIN and the software with other required components of the patent claims. The Company has conducted its business in compliance with the Court’s orders in the case, and the Company has reorganized its operations such that it no longer supplies DigiFIN units, the unique DigiFIN parts or the related software from the United States.
Based on the Company’s analysis after the trial court’s Memorandum and Order in June 2013 denying the Company’s post-verdict motions that challenged the jury’s infringement findings and the damages amount, the Company increased its loss contingency accrual related to this case from $10.0 million to $120.0 million, consisting of jury verdict damages, court costs, and estimates of prejudgment interest and supplemental damages. Based on the Company’s analysis after the trial court’s Memorandum and Order in October 2013 awarding supplemental damages, the Company further increased its loss contingency accrual related to this case from $120.0 million to $193.3 million at December 31, 2013, consisting of jury verdict damages, supplemental damages, court costs, and estimates of prejudgment interest. As a result of the Order entered in April 2014, the Company reversed its prior loss contingency accrual by approximately $70.0 million, resulting in a loss contingency accrual of $123.8 million at March 31, 2014. Additional interest will continue to accrue until this legal matter is fully resolved.
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
As stated above, the Company intends to appeal the trial court judgment to the United States Court of Appeals for the Federal Circuit. In order to stay the judgment during the appeal, the Company will be required to post an appeal bond with the trial court. The amount of the appeal bond is in the discretion of the trial court judge and could be required to be up to the full amount of damages entered in the judgment, plus court costs and interest; however, in the Order entered in April 2014, the judge agreed that the appeal bond amount required to be posted by the Company will be $120.0 million. The Company has arranged with sureties to post an appeal bond on its behalf. The terms of the appeal bond arrangements provide the sureties the contractual right for as long as the bond is outstanding to require the Company to post cash collateral for up to the full amount of the bond; however, as a result of the reduced damages amount, the sureties have informed the Company that they will not require cash collateral upon the posting of the appeal bond. Until an appeal bond is posted, the terms applicable to the appeal bond, including collateral required to secure the bond, are not final.
If the sureties exercise their right to require collateral while the appeal bond is outstanding, the Company would intend to utilize a combination of cash on hand and undrawn balances available under its revolving line of credit. If the Company is required to collateralize the full amount of the bond, the Company might also seek additional debt and/or equity financing. The collateralization of the full amount of the bond could have an adverse effect on the Company’s liquidity. Any requirements that the Company collateralize the appeal bond will reduce its liquidity and may reduce the borrowings otherwise available under its Credit Facility. The current maturity date of any outstanding debt under the Company’s Credit Facility is March 2015. No assurances can be made whether the Company’s efforts to raise additional cash would be successful and, if so, on what terms and conditions, and at what cost the Company might be able to secure any such financing.
If the Company is unable to post the appeal bond, the Company will be unable to stay enforcement of the trial court judgment during the appeal of the judgment. The Company is unable to predict the timing of the posting of the required appeal bond.
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

(9)    Other Income, Net
A summary of other income, net is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Reduction of accrual for loss contingency related to legal proceedings (Note 8)	$69,557	$—
Other income (expense), net	(1,031)	1,027
Total other income, net	$68,526	$1,027
(10)    Details of Selected Balance Sheet Accounts
Inventories

A summary of inventories is as follows (in thousands):	March 31, 2014	December 31, 2013
Raw materials and subassemblies	$56,252	$54,168
Work-in-process	2,428	2,297
Finished goods	27,285	33,263
Reserve for excess and obsolete inventories	(31,256)	(32,555)
Total	$54,709	$57,173
Other Long-term Liabilities

A summary of other long-term liabilities is as follows (in thousands):	March 31, 2014	December 31, 2013
Accrual for loss contingency related to legal proceedings (Note 8)	$123,770	$193,327
Facility restructuring accrual	4,818	4,837
Other long-term liabilities	14,399	12,438
Total	$142,987	$210,602
(11)    Accumulated Other Comprehensive Income (Loss)
A summary of changes in accumulated other comprehensive income (loss) by component is as follows (in thousands):

	Foreign currency translation adjustments	Equity interest in investees’ other comprehensive income (loss)	Other changes in other comprehensive income (loss)	Total
Accumulated other comprehensive income (loss) at December 31, 2013	$(11,923)	$841	$(56)	$(11,138)
Net current-period other comprehensive income (loss)	486	(1,173)	26	(661)
Accumulated other comprehensive income (loss) at March 31, 2014	$(11,437)	$(332)	$(30)	$(11,799)

(12)    Supplemental Cash Flow Information and Non-cash Activity
A summary of non-cash items from investing and financing activities is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Purchases of computer equipment financed through capital leases	$1,952	$—
Transfer of inventory to property, plant, equipment and seismic rental equipment	$2,308	$134
(13)    Fair Value of Financial Instruments
Authoritative guidance on fair value measurements defines fair value, establishes a framework for measuring fair value and stipulates the related disclosure requirements. The Company follows a three-level hierarchy, prioritizing and defining the types of inputs used to measure fair value.
Investment in Convertible Note. In March 2012, the Company and a privately owned U.S.-based technology company entered into an agreement for the Company to make available to the technology company a credit facility in an amount of up to $4.0 million. The credit facility has since been amended, such that the current maturity date is March 2015, the annual interest rate is 0.25%, and the conversion provision allows for conversion of any or all of the outstanding balance of the promissory note under the credit facility into common shares of the technology company. As of March 31, 2014, the technology company had drawn $4.0 million under this credit arrangement.

The Company performed a fair value analysis with respect to its investment in the convertible note using Level 3 inputs. These inputs included a market approach, including the terms and likelihood of an investment event. As of March 31, 2014, the fair value of this investment was approximately $4.2 million, including accrued interest.
Fair Value of Other Financial Instruments. Due to their highly liquid nature, the amount of the Company’s other financial instruments, including cash and cash equivalents, accounts and unbilled receivables, notes receivable, accounts payable, and accrued multi-client data library royalties, represent their approximate fair value.
The carrying amounts of the Company’s long-term debt as of March 31, 2014 and December 31, 2013 were $241.0 million and $220.2 million, respectively, compared to its fair values of $228.8 million and $190.4 million as of March 31, 2014 and December 31, 2013, respectively. The fair value of the long-term debt was calculated using a market approach based upon Level 2 inputs, including a price quote from a major financial institution.
The Company’s cost method investments for which quoted market prices are not available are recorded at cost and reviewed periodically if there are events or changes in circumstances that may have a significant adverse effect on the fair value of the investments.
(14)    Related Party Transactions
BGP Inc. (“BGP”) owned approximately 14.5% of the Company’s outstanding common stock as of March 31, 2014. For the three months ended March 31, 2014 and 2013, the Company recorded revenues from BGP of $2.0 million and $0.9 million, respectively. Total receivables due from BGP were $2.4 million at March 31, 2014.
In July 2013, the Company agreed to lend up to $10.0 million to INOVA Geophysical, and received a promissory note issued by INOVA Geophysical to the order of the Company, which was originally scheduled to mature on September 30, 2013. The maturity date of the promissory note has since been extended to June 30, 2014. The loan was made by the Company to support certain short-term working capital needs of INOVA Geophysical. The indebtedness under the note accrues interest at an annual rate equal to the London Interbank Offered Rate plus 650 basis points. In 2013, the Company advanced the full principal amount of $10.0 million to INOVA Geophysical under the promissory note. INOVA Geophysical has repaid a total of $6.0 million, of which $4.0 million remains outstanding at March 31, 2014.
(15)    Recent Accounting Pronouncements
Reporting Discontinued Operations — In April 2014, the FASB issued amendments to guidance for reporting discontinued operations and disposals of components of an entity. The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. The amendments are effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014 (early adoption is permitted only for disposals that have not been previously reported). The implementation of the amended guidance is not expected to have a material impact on the Company’s consolidated financial position or results of operations.
(16)    Condensed Consolidating Financial Information
In 2013, the Company sold $175.0 million of its 8.125% Senior Secured Second-Priority Notes due 2018. The Notes were issued by ION Geophysical Corporation and are guaranteed by the Company’s current material U.S. subsidiaries: GX Technology Corporation, ION Exploration Products (U.S.A.), Inc. and I/O Marine Systems, Inc. (“the Guarantors”), which are 100-percent-owned subsidiaries. The Guarantors have fully and unconditionally guaranteed the payment obligations of ION Geophysical Corporation with respect to these debt securities. The following condensed consolidating financial information presents the results of operations, financial position and cash flows for:

•	ION Geophysical Corporation and the Guarantors (in each case, reflecting investments in subsidiaries utilizing the equity method of accounting).

•	All other subsidiaries of ION Geophysical Corporation that are not Guarantors.

•	The consolidating adjustments necessary to present ION Geophysical Corporation’s results on a consolidated basis.
This condensed consolidating financial information should be read in conjunction with the accompanying consolidated financial statements and notes.

	March 31, 2014
Balance Sheet	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$154,845	$1,539	$40,922	$—	$197,306
Accounts receivable, net	2,532	46,308	49,391	—	98,231
Unbilled receivables	—	55,168	13,284	—	68,452
Inventories	—	5,658	49,051	—	54,709
Prepaid expenses and other current assets	12,087	4,897	10,391	(1,770)	25,605
Total current assets	169,464	113,570	163,039	(1,770)	444,303
Deferred income tax asset	6,500	6,675	758	406	14,339
Property, plant, equipment and seismic rental equipment, net	6,152	29,977	23,682	—	59,811
Multi-client data library, net	—	213,272	29,811	—	243,083
Equity method investments	47,466	—	—	—	47,466
Investment in subsidiaries	785,917	256,637	—	(1,042,554)	—
Goodwill	—	26,984	29,127	—	56,111
Intangible assets, net	—	7,747	2,819	—	10,566
Intercompany receivables	50,557	—	—	(50,557)	—
Other assets	13,845	46	24,249	(22,500)	15,640
Total assets	$1,079,901	$654,908	$273,485	$(1,116,975)	$891,319
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$50,000	$4,794	$5,757	$—	$60,551
Accounts payable	2,001	13,078	23,575	—	38,654
Accrued expenses	15,888	41,532	16,133	(1,082)	72,471
Accrued multi-client data library royalties	—	37,648	615	—	38,263
Deferred revenue	—	12,689	3,341	—	16,030
Total current liabilities	67,889	109,741	49,421	(1,082)	225,969
Long-term debt, net of current maturities	175,000	4,073	1,389	—	180,462
Intercompany payables	467,223	34,145	16,412	(517,780)	—
Other long-term liabilities	33,957	121,617	10,195	(22,782)	142,987
Total liabilities	744,069	269,576	77,417	(541,644)	549,418
Redeemable noncontrolling interests	—	—	5,552	—	5,552
Stockholders’ equity:
Common stock	1,640	290,460	22,362	(312,822)	1,640
Additional paid-in capital	882,892	175,005	235,994	(410,999)	882,892
Accumulated earnings (deficit)	(530,178)	324,015	(69)	(323,946)	(530,178)
Accumulated other comprehensive income (loss)	(11,799)	6,217	(11,430)	5,213	(11,799)
Due from ION Geophysical Corporation	—	(410,365)	(56,858)	467,223	—
Treasury stock	(6,565)	—	—	—	(6,565)
Total stockholders’ equity	335,990	385,332	189,999	(575,331)	335,990
Noncontrolling interests	(158)	—	517	—	359
Total equity	335,832	385,332	190,516	(575,331)	336,349
Total liabilities and equity	$1,079,901	$654,908	$273,485	$(1,116,975)	$891,319

	December 31, 2013
Balance Sheet	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$124,701	$—	$23,355	$—	$148,056
Accounts receivable, net	1,874	99,547	48,027	—	149,448
Unbilled receivables	—	33,490	15,978	—	49,468
Inventories	—	6,595	50,578	—	57,173
Prepaid expenses and other current assets	12,888	5,030	7,438	(584)	24,772
Total current assets	139,463	144,662	145,376	(584)	428,917
Deferred income tax asset	6,513	6,960	489	688	14,650
Property, plant, equipment and seismic rental equipment, net	6,440	29,845	10,399	—	46,684
Multi-client data library, net	—	212,572	26,212	—	238,784
Equity method investments	51,065	—	2,800	—	53,865
Investment in subsidiaries	699,695	248,482	—	(948,177)	—
Goodwill	—	26,984	28,892	—	55,876
Intangible assets, net	—	8,246	3,001	—	11,247
Intercompany receivables	8,313	13,419	—	(21,732)	—
Other assets	14,315	56	24,262	(23,985)	14,648
Total assets	$925,804	$691,226	$241,431	$(993,790)	$864,671
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$4,716	$1,190	$—	$5,906
Accounts payable	3,515	11,741	7,364	34	22,654
Accrued expenses	16,652	54,250	13,392	64	84,358
Accrued multi-client data library royalties	—	45,921	539	—	46,460
Deferred revenue	—	16,387	4,295	—	20,682
Total current liabilities	20,167	133,015	26,780	98	180,060
Long-term debt, net of current maturities	210,000	3,655	591	—	214,246
Intercompany payables	426,134	—	21,732	(447,866)	—
Other long-term liabilities	11,757	214,211	8,637	(24,003)	210,602
Total liabilities	668,058	350,881	57,740	(471,771)	604,908
Redeemable noncontrolling interests	—	—	1,878	—	1,878
Stockholders’ equity:
Common stock	1,637	290,460	19,138	(309,598)	1,637
Additional paid-in capital	879,969	180,700	235,381	(416,081)	879,969
Accumulated earnings (deficit)	(606,157)	232,186	(4,010)	(228,176)	(606,157)
Accumulated other comprehensive income (loss)	(11,138)	6,218	(11,920)	5,702	(11,138)
Due from ION Geophysical Corporation	—	(369,219)	(56,915)	426,134	—
Treasury stock	(6,565)	—	—	—	(6,565)
Total stockholders’ equity	257,746	340,345	181,674	(522,019)	257,746
Noncontrolling interests	—	—	139	—	139
Total equity	257,746	340,345	181,813	(522,019)	257,885
Total liabilities and equity	$925,804	$691,226	$241,431	$(993,790)	$864,671

	Three Months Ended March 31, 2014
Income Statement	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Total net revenues	$—	$78,122	$66,576	$—	$144,698
Cost of goods sold	—	43,996	43,848	—	87,844
Gross profit	—	34,126	22,728	—	56,854
Total operating expenses	9,021	15,255	12,907	—	37,183
Income (loss) from operations	(9,021)	18,871	9,821	—	19,671
Interest expense, net	(4,573)	(42)	(182)	—	(4,797)
Intercompany interest, net	66	(435)	369	—	—
Equity in earnings (losses) of investments	89,488	3,856	738	(95,770)	(1,688)
Other income (expense)	497	69,911	(1,882)	—	68,526
Net income before income taxes	76,457	92,161	8,864	(95,770)	81,712
Income tax expense	478	332	4,453	—	5,263
Net income	75,979	91,829	4,411	(95,770)	76,449
Net income attributable to noncontrolling interests	—	—	(470)	—	(470)
Net income applicable to common shares	$75,979	$91,829	$3,941	$(95,770)	$75,979
Comprehensive net income	$75,318	$91,828	$4,901	$(96,259)	$75,788
Comprehensive income attributable to noncontrolling interest	—	—	(470)	—	(470)
Comprehensive net income attributable to ION	$75,318	$91,828	$4,431	$(96,259)	$75,318

	Three Months Ended March 31, 2013
Income Statement	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Total net revenues	$—	$73,922	$55,815	$—	$129,737
Cost of goods sold	—	60,183	34,597	—	94,780
Gross profit	—	13,739	21,218	—	34,957
Total operating expenses	8,030	16,357	8,647	—	33,034
Income (loss) from operations	(8,030)	(2,618)	12,571	—	1,923
Interest expense, net	(1,025)	22	(63)	—	(1,066)
Intercompany interest, net	82	(269)	187	—	—
Equity in earnings (losses) of investments	5,837	6,634	(735)	(10,620)	1,116
Other income	340	8	679	—	1,027
Net income (loss) before income taxes	(2,796)	3,777	12,639	(10,620)	3,000
Income tax expense (benefit)	(4,671)	(768)	6,640	—	1,201
Net income	1,875	4,545	5,999	(10,620)	1,799
Net loss attributable to noncontrolling interests	—	—	76	—	76
Net income attributable to ION	1,875	4,545	6,075	(10,620)	1,875
Preferred stock dividends	338	—	—	—	338
Net income applicable to common shares	$1,537	$4,545	$6,075	$(10,620)	$1,537
Comprehensive net income (loss)	$(1,781)	$4,546	$2,275	$(6,897)	$(1,857)
Comprehensive loss attributable to noncontrolling interest	—	—	76	—	76
Comprehensive net income (loss) attributable to ION	$(1,781)	$4,546	$2,351	$(6,897)	$(1,781)

	Three Months Ended March 31, 2014
Statement of Cash Flows	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by operating activities	$15,105	$19,989	$27,588	$—	$62,682
Cash flows from investing activities:
Cash invested in multi-client data library	—	(22,299)	(54)	—	(22,353)
Purchase of property, plant, equipment and seismic rental equipment	(551)	(1,230)	(216)	—	(1,997)
Repayment of advances by INOVA Geophysical	1,000	—	—	—	1,000
Investment in and advances to OceanGeo B.V.	—	—	(3,683)	—	(3,683)
Cash of OceanGeo B.V. upon acquiring a controlling interest	—	—	609	—	609
Other investing activities	579	26	—	—	605
Net cash provided by (used in) investing activities	1,028	(23,503)	(3,344)	—	(25,819)
Cash flows from financing activities:
Borrowings under revolving line of credit	15,000	—	—	—	15,000
Payments on notes payable and long-term debt	—	(1,365)	(1,390)	—	(2,755)
Intercompany lending	(1,155)	6,418	(5,263)	—	—
Proceeds from employee stock purchases and exercise of stock options	246	—	—	—	246
Other financing activities	(80)	—	—	—	(80)
Net cash provided by (used in) financing activities	14,011	5,053	(6,653)	—	12,411
Effect of change in foreign currency exchange rates on cash and cash equivalents	—	—	(24)	—	(24)
Net increase in cash and cash equivalents	30,144	1,539	17,567	—	49,250
Cash and cash equivalents at beginning of period	124,701	—	23,355	—	148,056
Cash and cash equivalents at end of period	$154,845	$1,539	$40,922	$—	$197,306

	Three Months Ended March 31, 2013
Statement of Cash Flows	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by operating activities	$16,769	$7,813	$25,009	$—	$49,591
Cash flows from investing activities:
Cash invested in multi-client data library	—	(13,076)	(15,702)	—	(28,778)
Purchase of property, plant, equipment and seismic rental equipment	—	(3,774)	—	—	(3,774)
Investment in and advances to OceanGeo B.V.	(8,000)	—	(1,500)	—	(9,500)
Investment in convertible notes	(1,000)	—	—	—	(1,000)
Other investing activities	—	—	76	—	76
Net cash used in investing activities	(9,000)	(16,850)	(17,126)	—	(42,976)
Cash flows from financing activities:
Payments on notes payable and long-term debt	—	(597)	(251)	—	(848)
Intercompany lending	(26,286)	9,634	16,652	—	—
Payment of preferred dividends	(338)	—	—	—	(338)
Proceeds from employee stock purchases and exercise of stock options	716	—	—	—	716
Other financing activities	350	—	—	—	350
Net cash provided by (used in) financing activities	(25,558)	9,037	16,401	—	(120)
Effect of change in foreign currency exchange rates on cash and cash equivalents	—	—	(891)	—	(891)
Net increase (decrease) in cash and cash equivalents	(17,789)	—	23,393	—	5,604
Cash and cash equivalents at beginning of period	30,343	—	30,628	—	60,971
Cash and cash equivalents at end of period	$12,554	$—	$54,021	$—	$66,575

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
Our Business
In this Form 10-Q, “ION Geophysical,” “ION,” “the company” (or, “the Company”), “we,” “our,” “ours” and “us” refer to ION Geophysical Corporation and its consolidated subsidiaries, except where the context otherwise requires or as otherwise indicated.
The information contained in this Quarterly Report on Form 10-Q contains references to trademarks, service marks and registered marks of ION and our subsidiaries, as indicated. Except where stated otherwise or unless the context otherwise requires, the terms “GeoVentures,” “DigiFIN,” “VectorSeis,” “Orca,” “GATOR,” “G3i” and “Hawk” refer to GeoVentures®, DigiFIN®, VECTORSEIS®, ORCA®, GATOR®, G3i® and Hawk® registered marks owned by ION or INOVA Geophysical, and the terms “Calypso,” “WiBand” and “Narwhal” refer to Calypso™, WiBand™ and Narwhal™ trademarks and service marks owned by ION or INOVA Geophysical.
We are a global, technology-focused company that provides geophysical technology, services and solutions to the global oil and gas industry. Our offerings are designed to allow oil and gas exploration and production (“E&P”) companies to obtain higher resolution images of the earth’s subsurface during exploration, exploitation and production operations to reduce the risk in exploration and reservoir development, and to enable seismic contractors to acquire geophysical data safely and efficiently. We acquire and process seismic data from seismic surveys in regional data programs, which then become part of our seismic data library. The seismic surveys for our data library business are pre-funded, or underwritten, in part by our customers, and, with the exception of OceanGeo B.V. (“OceanGeo”), our new seabed data acquisition business that we own a controlling interest, we contract with third party seismic data acquisition companies to shoot and acquire the seismic data, all of which is intended to minimize our risk exposure in offshore and onshore operations around the world. We serve customers in all major energy producing regions of the world from strategically located offices in 21 cities on six continents.
Seismic imaging plays a fundamental role in hydrocarbon exploration and reservoir development by delineating structures, rock types and fluid locations in the subsurface. This is perhaps the most critical element in a successful E&P exploration program, yet it is a relatively small percentage of the total exploration and development spend. Our services, technologies and products are used by E&P companies and seismic acquisition contractors to generate high-resolution images of the Earth’s subsurface to identify sources of hydrocarbons and pinpoint drilling locations for wells, which can be costly and involve high risk.
For over 45 years we have been engaged in providing innovative seismic data acquisition technology, such as full-wave imaging capability with VectorSeis products, the ability to record seismic data from basins that underlie ice fields in polar regions and cableless seismic techniques. The advanced technologies we currently offer include Orca, our WiBand data processing technology, Calypso, Narwhal and INOVA Geophysical’s cableless Hawk land system and new G3i cabled system, and other technologies, each of which is designed to deliver improvements in both image quality and productivity. We have more than 550 patents and pending patent applications in various countries around the world. Approximately 50% of our employees are involved in technical roles and approximately 20% of our employees have advanced degrees.
We provide our services and products through four business segments – Solutions, Software, Systems and Ocean Bottom Services (the segment name for OceanGeo) – as well as through our INOVA Geophysical joint venture.
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

Our Solutions business focuses on providing services and products for: challenging environments, such as the Arctic frontier; complex and hard-to-image geologies, such as deepwater subsurface salt formations in the Gulf of Mexico and offshore West Africa and Brazil; unconventional reservoirs, such as those found in shale, tight gas and oil sands formations; and offshore basin-wide seismic data and imaging programs. Since 2002, our basin exploration seismic data programs have resulted in a substantial data library that covers significant portions of many of the frontier basins in the world, including offshore East and West Africa, India, South America, the Arctic, the deepwater Gulf of Mexico and Australia.
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
In 2013, we announced the launch of our Narwhal system, which is designed to enable operators to gather, monitor, and analyze data from various sources, including satellite imagery, ice charts, radar, manual observations, wind and ocean currents, in order to forecast weather and predict ice movements in the harsh environments of the Arctic. We believe that this system will give operators the ability to better track, forecast, and monitor potential ice threats, and thereby make informed, proactive decisions to ensure the safety of individuals, assets, and the environment while minimizing operational downtime.
Systems. Our Systems business is engaged in the manufacture of (i) re-deployable ocean-bottom cable seismic data acquisition systems and shipboard recorders; (ii) marine towed streamer positioning and control systems and energy sources; and (iii) analog geophone sensors.
Ocean Bottom Services. Through our acquisition of a controlling interest in OceanGeo, we provide seabed seismic acquisition services to E&P customers using ocean-bottom equipment manufactured in our Systems segment. For information regarding our acquisition of OceanGeo, see Note 2 “Acquisition of Controlling Interest in OceanGeo” of Notes to Unaudited Condensed Consolidated Financial Statements contained elsewhere in this Quarterly Report on Form 10-Q.
INOVA Geophysical. We conduct our land seismic equipment business through INOVA Geophysical Equipment Limited (“INOVA Geophysical” or “INOVA”), which is a joint venture with BGP Inc. (“BGP”). BGP is a subsidiary of China National Petroleum Corporation, and is generally regarded as the world’s largest land geophysical service contractor. BGP owns a 51% equity interest in INOVA Geophysical, and we own the remaining 49% interest. INOVA manufactures cable-based, cableless and radio-controlled seismic data acquisition systems, digital sensors, vibroseis vehicles (i.e., vibrator trucks) and source controllers for detonator and energy sources business lines.
Economic Conditions
Demand for our seismic data acquisition services and products has traditionally been cyclical and substantially dependent upon activity levels in the oil and gas industry, particularly our customers’ willingness and ability to expend their capital for oil and natural gas exploration and development projects. This demand is sensitive to current and expected future crude oil and natural gas prices. In the first quarter of 2014, West Texas Intermediate (“WTI”) spot crude oil prices remained in a range of approximately $91 to $105 per barrel, finishing the quarter near $102 per barrel. Brent crude oil prices remained in a range of approximately $106 to $112 per barrel, finishing the quarter near $106 per barrel.
Energy price forecasts are, by their nature, highly uncertain, but external reports forecast that WTI crude oil prices and Brent crude oil prices are expected to remain in price ranges of $80 to $110 and $105 to $130 per barrel, respectively, for 2014.
U.S. Henry Hub natural gas prices traded in a range of $4.00 to $6.50 per MMBtu, finishing the quarter near $4.50 per MMBtu. We believe demand for natural gas will continue to grow because it is increasingly being used to supplant coal as the preferred fuel for the generation of U.S. electric power.
Our business has traditionally been seasonal, with the strongest demand for our services and products often in the fourth quarter of our fiscal year. Recently, we have seen reduced levels of exploration-related spending by E&P companies, which are reportedly focusing more of their current spending towards production optimization of existing assets.
For the first quarter of 2014, our Solutions segment revenues remained flat compared to the revenues recorded for the first quarter of 2013. During the first quarter of 2014, data processing and data library revenues increased while new venture revenues decreased. Data processing revenues for the first quarter of 2014, which increased 38%, were positively impacted by approximately $15.0 million of revenues tied to a customer contract executed in the first quarter for work performed in 2013. Our data library sales, which increased 40%, were positively impacted by sales in Africa and Australia. Our new venture revenues decreased 32%, as the first quarter 2013 included revenues from a large proprietary 3D marine program offshore Morocco. Our Solutions gross margins increased during the first quarter of 2014 principally due to the recognition of approximately $15.0 million of revenues tied to the customer contract executed in the first quarter of 2014 while the related costs were recognized in 2013, and from higher margins on our new ventures programs.

At March 31, 2014, our Solutions segment backlog, which consists of commitments for (i) data processing work and (ii) both multi-client new venture projects and proprietary projects by our GeoVentures group underwritten by our customers, was $69.2 million, compared with backlog of $84.4 million at December 31, 2013 and $129.1 million at March 31, 2013. The decline in backlog during the first quarter of 2014 was primarily due to completion of some large new ventures projects. We anticipate that the majority of our backlog will be recognized as revenue over the remainder of 2014.
Our Software segment revenues increased for the first quarter of 2014 (a record first quarter for us) compared to the same period of 2013, primarily impacted by an increase in Orca and Gator sales in the first quarter of 2014.
Revenues for our Systems segment decreased primarily because we recorded no revenues from ocean-bottom systems in the first quarter of 2014. These declines were partially offset by an increase in repair and replacement marine positioning equipment revenues
In January 2014, we increased our ownership in OceanGeo, our joint venture for ocean-bottom seismic acquisition services, from 30% to 70%. Our first quarter 2014 results include the consolidated revenues of OceanGeo for February and March. During those two months, OceanGeo recognized $20.6 million of revenues for the work performed on its five-month project in Trinidad. Prior to February, we accounted for our interest in OceanGeo as an equity method investment. For information regarding our acquisition of OceanGeo, see Note 2 “Acquisition of Controlling Interest in OceanGeo” of Notes to Unaudited Condensed Consolidated Financial Statements.
INOVA Geophysical reported a decrease of 33% in revenues for the three-month period ending December 31, 2013, compared to the same three-month period ending December 31, 2012. This decrease in revenues was principally due to a significant drop in vehicle sales, partially offset by an increase in rental revenues in North America and Russia.
It is our view that technologies that add a competitive advantage through improved imaging, cost reductions or improvements in well productivity will continue to be valued in our marketplace. We believe that our newest technologies, such as Calypso, our next-generation VSO ocean-bottom cable system, WiBand broadband data processing technology, Orca and Narwhal and INOVA Geophysical’s newest technologies, will continue to attract customer interest, because those technologies are designed to deliver improvements in image quality within more productive delivery systems.
We remain confident that, despite current marketplace issues that we describe above, the long-term growth in demand for seismic services worldwide will continue.
Key Financial Metrics
The table below provides an overview of key financial metrics for our company as a whole and our four business segments for the three months ended March 31, 2014, compared to the same period of 2013. For certain tabular information on the operating results of our INOVA Geophysical joint venture, see “— Other Items — Equity in Earnings (Losses) of Investments.”

	Three Months Ended March 31,
	2014	2013
Net revenues:
Solutions:
New Venture	$32,738	$48,436
Data Library	13,217	9,448
Total multi-client revenues	45,955	57,884
Data Processing	43,286	31,286
Total	$89,241	$89,170
Systems:
Towed Streamer	$11,851	$13,549
Ocean Bottom Equipment	—	6,765
Other	12,997	11,533
Total	$24,848	$31,847
Software:
Software Systems	$9,154	$7,941
Services	885	779
Total	$10,039	$8,720
Ocean Bottom Services	$20,570	$—
Total	$144,698	$129,737
Gross profit:
Solutions	$33,011	$20,197
Systems	11,417	8,380
Software	7,257	6,380
Ocean Bottom Services	5,169	—
Total	$56,854	$34,957
Gross margin:
Solutions	37%	23%
Systems	46%	26%
Software	72%	73%
Ocean Bottom Services	25%	—%
Total	39%	27%
Income from operations:
Solutions	$19,112	$7,357
Systems	3,371	934
Software	5,128	5,161
Ocean Bottom Services	4,162	—
Corporate and other	(12,102)	(11,529)
Total	$19,671	$1,923
Operating margin:
Solutions	21%	8%
Systems	14%	3%
Software	51%	59%
Ocean Bottom Services	20%	—%
Corporate and other	(8)%	(9)%
Total	14%	1%
We intend that the following discussion of our financial condition and results of operations will provide information that will assist in understanding our consolidated financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes.
On March 28, 2014, we filed on Form 10-K/A, an Amendment No. 1 to our Annual Report on Form 10-K in order to file certain separate consolidated financial statements for INOVA Geophysical, as required under Securities and Exchange Commission (“SEC”) Regulation S-X.

For a discussion of factors that could impact our future operating results and financial condition, see (i) Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, and (ii) Item 1A. “Risk Factors” in Part II of this Form 10-Q.
Results of Operations
Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
Our overall total net revenues of $144.7 million for the three months ended March 31, 2014 (the “Current Quarter”) increased $15.0 million, or 12%, compared to total net revenues for the three months ended March 31, 2013 (the “Comparable Quarter”). Our overall gross profit percentage for the Current Quarter was 39%, compared to 27% for the Comparable Quarter. For the Current Quarter, our income from operations was $19.7 million, compared to $1.9 million for the Comparable Quarter. Net income for the Current Quarter was $76.0 million, or $0.46 per diluted share, compared to net income of $1.5 million, or $0.01 per diluted share, for the Comparable Quarter. The Current Quarter included a reduction of the accrual for loss contingency related to legal proceedings of $69.6 million, impacting our diluted earnings per share by $0.42. Excluding this reduction of accrual, our net income for the Current Quarter was $6.4 million, or $0.04 per diluted share, as adjusted.
Net Revenues, Gross Profits and Gross Margins
Solutions — Net revenues for the Current Quarter remained flat at $89.2 million, compared to the Comparable Quarter. The components of revenue changed including (i) lower new venture revenues, primarily from a large proprietary 3D marine program in the Comparable Quarter, partially offset by increased revenues in North America and Latin America; offset by (ii) higher data library sales primarily in Africa and Australia; and (iii) an increase in data processing sales due to the signing of a significant customer contract in the Current Quarter that included $15.0 million of work completed in 2013. Gross profit increased by $12.8 million to $33.0 million, representing a 37% gross margin, compared to $20.2 million, which represented a 23% gross margin, in the Comparable Quarter. The increase in gross margin was due primarily to (i) the recognition of revenue related to the signing of a significant customer contract in the Current Quarter, while the costs associated with the work on that contract were recognized in 2013; and (ii) higher margins on our new venture programs in the Current Quarter.
Systems — Net revenues for the Current Quarter decreased by $7.0 million, or 22%, to $24.8 million, compared to $31.8 million for the Comparable Quarter. Gross profit increased by $3.0 million to $11.4 million, representing a 46% gross margin, for the Current Quarter, compared to $8.4 million, representing a 26% gross margin, for the Comparable Quarter. The decline in revenues was principally due to (i) no sales of Ocean Bottom Equipment in the Current Quarter; partially offset by (ii) additional repair work in the Current Quarter versus the Comparable Quarter. Gross profits increased primarily due to cost savings from the restructuring in 2013.
Software — Net revenues for the Current Quarter increased $1.3 million, or 15%, to $10.0 million, compared to $8.7 million for the Comparable Quarter. Gross profit for the Current Quarter increased $0.9 million to $7.3 million, representing a 72% gross margin, compared to $6.4 million, representing a 73% gross margin, for the Comparable Quarter. The increase in revenues was due to an increase in Orca and Gator sales occurring in the Current Quarter.
Ocean Bottom Services — Net revenues for the Current Quarter were $20.6 million and gross profit was $5.2 million, representing a 25% gross margin. During the Current Quarter, we established a new operating segment through the acquisition of a controlling ownership interest in OceanGeo. In late January, we began consolidating OceanGeo, therefore revenues only reflect activity from February and March 2014.
Operating Expenses
Research, Development and Engineering — Research, development and engineering expense was $9.0 million, or 6% of net revenues, for the Current Quarter, a decrease of $0.3 million compared to $9.3 million, or 7% of net revenues, for the Comparable Quarter.
Marketing and Sales — Marketing and sales expense was $9.2 million, or 6% of net revenues, for the Current Quarter, an increase of $1.2 million compared to $8.0 million, or 6% of net revenues, for the Comparable Quarter. The increase was primarily due to higher commissions and employment-related costs to support the continued growth in our Solutions segment.
General, Administrative and Other Operating Expenses — General, administrative and other operating expenses of $18.9 million, or 13% of net revenues, for the Current Quarter, represented an increase of $3.1 million compared to $15.8 million, or 12% of net revenues, for the Comparable Quarter. This increase was primarily related to the consolidation of general, administrative and other operating expenses incurred at OceanGeo. General, administrative and other operating expenses for both the Current Quarter and the Comparable Quarter include approximately $3 million of bad debt expense related to customer bankruptcies.

Other Items
Interest Expense, net — Interest expense, net, was $4.8 million for the Current Quarter compared to $1.1 million for the Comparable Quarter. This increase is related to the issuance of our 8.125% Senior Secured Second-Priority Notes due 2018 (the “Notes”) in May 2013. These Notes carry a higher interest rate than the rate under our revolving line of credit indebtedness, resulting in an increase in interest expense during the Current Quarter (see “— Liquidity and Capital Resources — Sources of Capital” below).
Equity in Earnings (Losses) of Investments — We account for our investment in INOVA Geophysical as an equity method investment. We record our share of earnings and losses of our 49% interest in INOVA Geophysical on a one fiscal quarter lag basis. Thus, our share of INOVA Geophysical’s earnings for the three months ended December 31, 2013 is included in our financial results for the Current Quarter. For the Current Quarter, we recorded our equity share of INOVA Geophysical’s losses of approximately $2.4 million, compared to the $1.9 million equity share in earnings we recorded for the Comparable Quarter.
For the period of January 1 to January 26, 2014, we accounted for our equity interest in OceanGeo as an equity method investment. For that period, our share of OceanGeo’s earnings was $0.7 million. Subsequent to the acquisition of a controlling interest on January 27, 2014, OceanGeo’s results of operations are consolidated into our results of operations. For additional information about the acquisition of OceanGeo, see Note 2 “Acquisition of Controlling Interest in OceanGeo” of Notes to Unaudited Condensed Consolidated Financial Statements.
The following table reflects the summarized financial information for INOVA Geophysical for the three months ended December 31, 2013 and 2012 (in thousands):

	Three Months Ended December 31,
	2013	2012
Net revenues	$40,176	$59,611
Gross profit	$4,948	$12,327
Loss from operations	$(3,667)	$(250)
Net income (loss)	$(4,951)	$3,742
Other Income, net — Other income, net, for the Current Quarter was $68.5 million compared to other income, net, of $1.0 million for the Comparable Quarter. This difference was primarily related to the reduction of the accrual for loss contingency related to the WesternGeco legal proceedings by $69.6 million in the Current Quarter.
The following table reflects the significant items of other income, net as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Reduction of accrual for loss contingency related to legal proceedings (Note 8)	$69,557	$—
Other income (expense), net	(1,031)	1,027
Total other income, net	$68,526	$1,027
Income Tax Expense — Income tax expense for the Current Quarter was $5.3 million compared to $1.2 million for the Comparable Quarter. Our effective tax rates for the Current Quarter and Comparable Quarter were 6.4% and 40.0%, respectively. Our effective tax rate for the first quarter of 2014 was positively impacted by the change in valuation allowance related to the reduction of the legal contingency reserve offset by the impact of pre-tax losses of OceanGeo within certain jurisdictions for which we could not recognize a tax benefit to offset our tax expenses. Excluding the change in valuation allowance, the Company’s effective tax rate for the Current Quarter was 43.3%. See further discussion of establishment of the deferred tax valuation allowance at Note 7 “Income Taxes” of Notes to Unaudited Condensed Consolidated Financial Statements.

Liquidity and Capital Resources
Sources of Capital
We had total liquidity of $322.3 million at March 31, 2014, consisting of $197.3 million in cash on hand and $125.0 million of unused and available capacity under our $175.0 million credit facility. Our cash requirements include our working capital requirements and cash required for our debt service payments, multi-client seismic data acquisition activities and capital expenditures. As of March 31, 2014, we had working capital of $218.3 million, which included $197.3 million of cash on hand. Working capital requirements are primarily driven by our continued investment in our multi-client seismic data library ($22.4 million in the Current Quarter) and, to a lesser extent, our inventory purchase obligations. Also, our headcount has traditionally been a significant driver of our working capital needs. Because a significant portion of our business is involved in the planning, processing and interpretation of seismic data services, one of our largest investments is in our employees, which involves cash expenditures for their salaries, bonuses, payroll taxes and related compensation expenses. Our working capital requirements may change from time to time depending upon many factors, including our operating results and adjustments in our operating plan required in response to industry conditions, competition, acquisition opportunities and unexpected events, such as an adverse outcome in our WesternGeco litigation, which is further discussed at Part II, Item 1. “Legal Proceedings.” In recent years, our primary sources of funds have been cash flows generated from our operations, our existing cash balances, debt and equity issuances and borrowings under our revolving credit facilities. We may also incur additional indebtedness in the future.
In January 2014, we exercised our option to increase our ownership interest in OceanGeo from 30% to 70%. This increase in ownership percentage required us to loan OceanGeo additional funds for working capital. For additional information about the acquisition of OceanGeo, see Note 2 “Acquisition of Controlling Interest in OceanGeo.”
Senior Secured Second-Priority Notes — In 2013, we sold $175.0 million aggregate principal amount of 8.125% Senior Secured Second-Priority Notes due 2018 in a private offering. The Notes are senior secured second-priority obligations, are guaranteed by our material U.S. subsidiaries (“the Notes Guarantors”), and mature on May 15, 2018. Interest on the Notes accrues at the rate of 8.125% per annum and is payable semiannually in arrears on May 15 and November 15 of each year during their term.
We used the net proceeds from the offering to repay outstanding indebtedness under our senior secured credit facility, see “— Revolving Line of Credit” below with CMB, and for general corporate purposes. On April 10, 2014, we commenced a registered exchange offer pursuant to which holders of the privately placed Notes that have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), may exchange their Notes for a like principal amount of Notes that have been registered under the Securities Act. Unless extended, the exchange offer will expire at 5:00 p.m., New York City time, on May 9, 2014.
On or after May 15, 2015, we may on one or more occasions redeem all or a part of the Notes at the redemption prices set forth below, plus accrued and unpaid interest and special interest, if any, on the Notes redeemed during the twelve-month period beginning on May 15th of the years indicated below:

Date	Percentage
2015	104.063%
2016	102.031%
2017 and thereafter	100.000%
For additional information regarding the terms of the Notes and related Indenture, Registration Rights Agreement and Intercreditor Agreement, see our Current Report on Form 8-K filed with the SEC on May 13, 2013.
Revolving Line of Credit — On May 29, 2012, we amended the terms of our senior secured credit facility with CMB (the “Credit Facility”). The First Amendment to Credit Agreement and Loan Documents (the “First Amendment”) modified certain provisions of our senior credit agreement with CMB that we had entered into on March 25, 2010. The maturity date of any outstanding debt under the Credit Facility is March 24, 2015, therefore the outstanding balance of $50.0 million has been classified as a current obligation at March 31, 2014. We are currently considering multiple options to maintain a revolving line of credit.
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
In connection with our offering of the Notes, we entered into a consent agreement with CMB as administrative agent and lender under the Credit Facility, in April 2013 that permitted us to, among other things, (i) issue the Notes and related guarantees and (ii) invest a cumulative aggregate amount of up to $100 million in OceanGeo from and after February 26, 2013.

Meeting our Liquidity Requirements
As of March 31, 2014, our total outstanding indebtedness (including capital lease obligations) was approximately $241.0 million, consisting of approximately $175.0 million outstanding Notes, $50.0 million under our revolving line of credit, $9.1 million of capital leases, $5.6 million of other bank debt and $1.3 million relating to our facility lease obligations.
For the Current Quarter, total capital expenditures, including investments in our multi-client data library, were $24.4 million. We are projecting additional capital expenditures for the remaining three quarters of 2014 to be between $80 million and $100 million. Of the total projected capital expenditures for the remaining nine months of 2014, we are estimating that approximately $70 million to $90 million will be spent on investments in our multi-client data library, but we are anticipating that most of these investments will be underwritten by our customers. To the extent that our customers’ commitments do not reach an acceptable level of pre-funding, the amount of our anticipated investment in these data libraries could be significantly less.
We currently believe that our existing cash, cash generated from operations, our sources of working capital, and our Credit Facility will be sufficient for us to meet our anticipated cash needs for at least the next 12 months. However, certain outcomes with respect to the ongoing WesternGeco litigation could have a material adverse effect on our liquidity.
Loss Contingency — WesternGeco Lawsuit
As of March 31, 2014, we have a loss contingency of $123.8 million accrued related to the legal proceedings with WesternGeco. As described at Part II, Item 1. “Legal Proceedings,” there are possible scenarios involving a judgment in the WesternGeco lawsuit that could adversely affect our liquidity. In order to appeal the judgment, we will be required to post an appeal bond in the amount of $120.0 million. We have arranged with sureties to post an appeal bond on our behalf. The terms of the appeal bond arrangements provide the sureties the contractual right for as long as the bond is outstanding to require us to post cash collateral for up to the full amount of the bond; however, the sureties have informed us that they will not require cash collateral upon the posting of the appeal bond. Until an appeal bond is posted, the terms applicable to the appeal bond, including collateral required to secure the bond, are not final. If the sureties exercise their right to require collateral while the appeal bond is outstanding, we would intend to utilize a combination of cash on hand and undrawn balances available under our revolving line of credit. If we are required to collateralize the full amount of the bond, we might also seek additional debt and/or equity financing. The collateralization of the full amount of the bond could have an adverse effect on our liquidity. Any requirements that we collateralize the appeal bond will reduce our liquidity and may reduce the borrowings otherwise available under our Credit Facility. The current maturity date of any outstanding debt under our Credit Facility is March 2015. No assurances can be made whether our efforts to raise additional cash would be successful and, if so, on what terms and conditions, and at what cost we might be able to secure any such financing. If additional funds are raised through the issuance of debt and/or equity securities, these securities could have rights, preferences and privileges more favorable to those than our current debt or equity securities, and the terms of these securities could impose further restrictions on our operations. If we are unable to raise additional capital under these circumstances, our business, operating results and financial condition may be materially harmed.
If we are unable to post the appeal bond, we may be unable to stay enforcement of the judgment during the appeal of the case. At this time, we are unable to predict the timing of posting the required appeal bond.
If our efforts on appeal to reverse or reduce the verdict substantially are unsuccessful, it would likely have the effect of reducing our capital resources available to fund our operations and take advantage of certain business opportunities, which could have a material adverse effect on our business, results of operations and financial condition.
We may not ultimately prevail in the appeals process and we could be required to pay damages up to the amount of the loss contingency accrual plus any additional amount ordered by the court. Our assessment of our potential loss contingency may change in the future due to developments at the trial court or appellate court and other events, such as changes in applicable law, and such reassessment could lead to the determination that no loss contingency is probable or that a greater loss contingency is probable, which could have a material effect on our business, financial condition and results of operations. Amounts of estimated loss contingency accruals as disclosed in this Quarterly Report on Form 10-Q or elsewhere are based on currently available information and involve elements of judgment and significant uncertainties. Actual losses may exceed or be considerably less than these accrual amounts.

Cash Flow from Operating Activities
Net cash provided by operating activities was $62.7 million for the Current Quarter, compared to $49.6 million for the Comparable Quarter. This increase in our net cash flows from operating activities was primarily due to higher income in the Current Quarter compared to the income from operations that was recorded for the Comparable Quarter. Our net cash flows provided by operating activities during the Current Quarter were positively impacted by significant decreases in accounts receivable due to strong collections in the Current Quarter, attributable to strong revenues in the fourth quarter of 2013, and increases in accounts payable, but were negatively impacted by an increase in unbilled receivables, a decrease in deferred revenues and a reduction in accrued expenses.
Cash Flow from Investing Activities
Cash used in investing activities was $25.8 million for the Current Quarter, compared to $43.0 million for the Comparable Quarter. The principal use of cash in our investing activities during the Current Quarter was $22.4 million for continued investment in our multi-client data library, $2.0 million for capital expenditures related to property, plant and equipment, and a net investment in OceanGeo of $3.1 million. Subtracted from these sums was a $1.0 million repayment of monies advanced to INOVA Geophysical during the Current Quarter. The principal uses of cash in our investing activities during the Comparable Quarter were $28.8 million for investment in our multi-client data library, $3.8 million of capital expenditures related to property, plant, equipment and seismic rental equipment, and $9.5 million invested in and advanced to OceanGeo.
Cash Flow from Financing Activities
Net cash provided by financing activities was $12.4 million for the Current Quarter, compared to a use of cash of $0.1 million for the Comparable Quarter. The net cash flow provided by financing activities during the Current Quarter was primarily related to $15.0 million in borrowings under our revolving line of credit, offset by $2.8 million of payments of long-term debt.
Inflation and Seasonality
Inflation in recent years has not had a material effect on our costs of goods or labor, or the prices for our products or services. Traditionally, our business has been seasonal, with strongest demand often occurring in the fourth quarter of our fiscal year.
Critical Accounting Policies and Estimates
Refer to our Annual Report on Form 10-K for the year ended December 31, 2013 for a complete discussion of our significant accounting policies and estimates. There have been no material changes in the Current Quarter regarding our critical accounting policies and estimates. For discussion of recent accounting pronouncements we have adopted, see Note 15 “Recent Accounting Pronouncements” of Notes to Unaudited Condensed Consolidated Financial Statements.
Foreign Sales Risks
The majority of our foreign sales are denominated in United States dollars. Product revenues are allocated to geographical locations on the basis of the ultimate destination of the equipment, if known. If the ultimate destination of such equipment is not known, product revenues are allocated to the geographical location of initial shipment. Service revenues, which primarily relate to our GeoVentures division, are allocated based upon the billing location of the customer. For the Current Quarter and Comparable Quarter, international sales comprised 76% and 79%, respectively, of total net revenues. The percentage of total sales from foreign countries decreased primarily due to growth in sales to a customer in Latin America, offset by decreased sales in North America and Europe.

A summary of net revenues by geographic area follows (in thousands):	Three Months Ended March 31,
	2014	2013
Latin America	$53,848	$15,388
North America	34,277	27,379
Europe	23,955	66,807
Middle East	9,733	13,379
Asia Pacific	12,900	3,490
Africa	9,173	2,501
Commonwealth of Independent States (CIS)	812	793
Total	$144,698	$129,737
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion regarding our quantitative and qualitative disclosures about market risk. There have been no material changes to those disclosures during the three months ended March 31, 2014.
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
Our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control over Financial Reporting. There was not any change in our internal control over financial reporting that occurred during the three months ended March 31, 2014, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The trial began on July 23, 2012. During the trial, Fugro settled all claims asserted against it by WesternGeco and obtained a global license from WesternGeco. A verdict was returned by the jury on August 16, 2012, finding that we willfully infringed the claims contained in the four patents by supplying DigiFIN and the related software from the United States and awarded WesternGeco the sum of $105.9 million in damages, consisting of $12.5 million in reasonable royalty and $93.4 million in lost profits.
In September 2012, we filed motions with the trial court to overturn all or portions of the verdict. In June 2013, the presiding judge entered a Memorandum and Order rejecting the jury’s finding of willfulness and denying WesternGeco’s motions for willfulness and enhanced damages, but also denying our post-verdict motions that challenged the jury’s infringement findings and the damages amount. In the Memorandum and Order, the judge also stated that he would approve WesternGeco’s motion for a permanent injunction and that WesternGeco is entitled to be awarded supplemental damages for the additional DigiFIN units that were supplied from the United States before and after trial that were not included in the jury verdict due to the timing of the trial. On October 24, 2013, the judge entered another Memorandum and Order, ruling on the number of DigiFIN units that are subject to supplemental damages and also ruling that the supplemental damages applicable to the additional units should be calculated by adding together the jury’s previous reasonable royalty and lost profits damages awards per unit, resulting in supplemental damages of $73.1 million. The October 2013 Memorandum and Order also concluded that our infringement involving the supplemental units was not willful and that WesternGeco was not entitled to receive enhanced damages.
On April 30, 2014, the judge entered another Order, ruling that lost profits should not have been included in the calculation of supplemental damages in the October 2013 Memorandum and Order and reducing the supplemental damages award in the case from $73.1 million to $9.4 million. In the Order, the judge also further reduced the damages award in the case by $3.0 million to reflect a settlement and license that WesternGeco entered into with a customer of ours that had purchased and used DigiFIN units that were also included in the damages amounts awarded against us. After accounting for the above court-ordered reductions, the total damages award in the case now consists of approximately $123.8 million, consisting of adjusted jury verdict and supplemental damages, court costs and estimates of prejudgment interest.
We intend to appeal the final judgment to the United States Court of Appeals for the Federal Circuit. WesternGeco would also have the right to elect to appeal the final judgment.
The trial court has ruled that it will also enter a permanent injunction against us. As of the filing date of this Quarterly Report on Form 10-Q, the Court had not issued the definitive terms of the permanent injunction. Until the permanent injunction is entered, the terms of the injunction cannot be known for certain, but it is likely that the permanent injunction will prohibit us from supplying our DigiFIN units, two parts that are unique to the DigiFIN product and related software from the United States to our customers overseas with an intention for the customers to combine DigiFIN and the software with other required components of the patent claims. We have reorganized our operations such that we no longer supply DigiFIN units, the unique DigiFIN parts and the related software from the United States.

Based on our analysis after the trial court’s Memorandum and Order in June 2013 denying our post-verdict motions that challenged the jury’s infringement findings and the damages amount, we increased our loss contingency accrual related to this case from $10.0 million to $120.0 million, consisting of jury verdict damages, court costs, and estimates of prejudgment interest and supplemental damages. Based on our analysis after the trial court’s Memorandum and Order in October 2013 awarding supplemental damages, we further increased our loss contingency accrual related to this case from $120.0 million, to $123.8 million at December 31, 2013, consisting of jury verdict damages, supplemental damages, court costs, and estimates of prejudgment interest. As a result of the Order entered in April 2014, we reversed our prior loss contingency accrual by approximately $70.0 million, resulting in a loss contingency accrual of $123.8 million at March 31, 2014. Additional interest will continue to accrue until this legal matter is fully resolved.
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
As stated above, we intend to appeal the trial court judgment to the United States Court of Appeals for the Federal Circuit. In order to stay the judgment during the appeal, we will be required to post an appeal bond with the trial court. The amount of the appeal bond is in the discretion of the trial court judge and could be required to be up to the full amount of damages entered in the judgment, plus court costs and interest; however, in the Order entered in April 2014, the judge agreed that the appeal bond amount required to be posted by us will be $120.0 million. We have arranged with sureties to post an appeal bond on our behalf. The terms of the appeal bond arrangements provide the sureties the contractual right for as long as the bond is outstanding to require us to post cash collateral for up to the full amount of the bond; however, as a result of the reduced damages amount, the sureties have informed us that they will not require cash collateral upon the posting of the appeal bond. Until an appeal bond is posted, the terms applicable to the appeal bond, including collateral required to secure the bond, are not final.
If the sureties exercise their right to require collateral while the appeal bond is outstanding, we would intend to utilize a combination of cash on hand and undrawn balances available under our revolving line of credit. If we are required to collateralize the full amount of the bond, we might also seek additional debt and/or equity financing. The collateralization of the full amount of the bond could have an adverse effect on our liquidity. Any requirements that we collateralize the appeal bond will reduce our liquidity and may reduce the borrowings otherwise available under our Credit Facility. The current maturity date of any outstanding debt under our Credit Facility is March 2015. No assurances can be made whether our efforts to raise additional cash would be successful and, if so, on what terms and conditions, and at what cost we might be able to secure any such financing.
If we are unable to post the appeal bond, we will be unable to stay enforcement of the trial court judgment during the appeal of the judgment. We are unable to predict the timing of the posting of the required appeal bond. For additional discussion about our liquidity related to posting an appeal bond, see Item 2. “Management’s Discussion and Analysis — Liquidity and Capital Resources — Loss Contingency” in Part I of this Form 10-Q.
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
Item 1A. Risk Factors
This report contains or incorporates by reference statements concerning our future results and performance and other matters that are “forward-looking” statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “would,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of such terms or other comparable terminology. Examples of other forward-looking statements contained or incorporated by reference in this report include statements regarding:

•
the expected outcome of the WesternGeco litigation and future potential adverse effects on our liquidity in the event that we must post and collateralize an appeal bond for the full amount of damages entered in a judgment or are unsuccessful in our appeal of an adverse judgment in this matter;

•	predictions of future industry-wide increases or decreases in capital expenditures for seismic activities;

•	the timing of anticipated revenues and the recognition of those revenues for financial accounting purposes;

•	future levels of spending by our customers;

•	the effects of current and future unrest in the Middle East, North Africa and other regions;

•	the effects of current and future worldwide economic conditions (particularly in developing countries) and demand for oil and natural gas and seismic equipment and services;

•	the effects of ongoing and future industry consolidation, including, in particular, the effects of consolidation and vertical integration in the towed marine seismic streamers market;

•	future oil and gas commodity prices;

•	the timing of future revenue realization of anticipated orders for multi-client seismic survey projects and data processing work in our Solutions segment;

•	future levels of our capital expenditures;

•	future government regulations, particularly in the Gulf of Mexico;

•	expected net revenues, income from operations and net income;

•	expected gross margins for our products and services;

•	future benefits to be derived from our INOVA Geophysical and OceanGeo joint ventures;

•	future seismic industry fundamentals, including future demand for seismic services and equipment;

•	future benefits to our customers to be derived from new products and services;

•	future benefits to be derived from our investments in technologies, joint ventures and acquired companies;

•	future growth rates for our products and services;

•	the degree and rate of future market acceptance of our new products and services;

•	expectations regarding E&P companies and seismic contractor end-users purchasing our more technologically-advanced products and services;

•	anticipated timing and success of commercialization and capabilities of products and services under development and start-up costs associated with their development;

•	future cash needs and future availability of cash to fund our operations and pay our obligations;

•	potential future acquisitions;

•	future opportunities for new products and projected research and development expenses;

•	expected continued compliance with our debt financial covenants;

•	expectations regarding realization of deferred tax assets; and

•	anticipated results with respect to certain estimates we make for financial accounting purposes.
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
Information regarding factors that may cause actual results to vary from our expectations, referred to as “risk factors,” appears in our Annual Report on Form 10-K for the year ended December 31, 2013 in Part I, Item 1A. “Risk Factors,” as previously filed with the SEC. There have been no material changes from the risk factors previously disclosed in such Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) During the three months ended March 31, 2014, in connection with the vesting of (or lapse of restrictions on) shares of our restricted stock held by certain employees, we acquired shares of our common stock in satisfaction of tax withholding obligations that were incurred on the vesting date. The date of acquisition, number of shares and average effective acquisition price per share were as follows:

Period	(a) Total Number of Shares Acquired	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Program
January 1, 2014 to January 31, 2014	—	$—	Not applicable	Not applicable
February 1, 2014 to February 28, 2014	—	$—	Not applicable	Not applicable
March 1, 2014 to March 31, 2014	27,669	$4.07	Not applicable	Not applicable
Total	27,669	$4.07
Item 5. Other Information
None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

101
The following materials are formatted in Extensible Business Reporting Language (XBRL):(i) Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three-months ended March 31, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three-months ended March 31, 2014 and 2013, (iv) Condensed Consolidated Statements of Cash Flows for the three-months ended March 31, 2014 and 2013, (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ION GEOPHYSICAL CORPORATION

By	/s/ Gregory J. Heinlein
Gregory J. Heinlein
Senior Vice President and Chief Financial Officer
Date: May 1, 2014

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

101
The following materials are formatted in Extensible Business Reporting Language (XBRL):(i) Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three-months ended March 31, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three-months ended March 31, 2014 and 2013, (iv) Condensed Consolidated Statements of Cash Flows for the three-months ended March 31, 2014 and 2013, (v) Notes to Unaudited Condensed Consolidated Financial Statements.