Form 10-Q
period 2014-06-30
ION GEOPHYSICAL CORP
filed 2014-08-07
CIK 866609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
At July 25, 2014, there were 164,086,011 shares of common stock, par value $0.01 per share, outstanding.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS FOR FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2014

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2014	December 31, 2013
	( In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$157,779	$148,056
Accounts receivable, net	85,800	149,448
Unbilled receivables	63,769	49,468
Inventories	55,322	57,173
Prepaid expenses and other current assets	34,526	24,772
Total current assets	397,196	428,917
Deferred income tax asset	14,339	14,650
Property, plant, equipment and seismic rental equipment, net	59,623	46,684
Multi-client data library, net	246,054	238,784
Equity method investments	44,995	53,865
Goodwill	51,626	55,876
Intangible assets, net	9,932	11,247
Other assets	15,604	14,648
Total assets	$839,369	$864,671
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$10,664	$5,906
Accounts payable	36,181	22,654
Accrued expenses	81,460	84,358
Accrued multi-client data library royalties	23,981	46,460
Deferred revenue	15,766	20,682
Total current liabilities	168,052	180,060
Long-term debt, net of current maturities	179,992	214,246
Other long-term liabilities	143,082	210,602
Total liabilities	491,126	604,908
Redeemable noncontrolling interests	6,846	1,878
Equity:
Common stock, $0.01 par value; authorized 200,000,000 shares; outstanding 164,086,011 and 163,737,757 shares at June 30, 2014 and December 31, 2013, respectively, net of treasury stock	1,641	1,637
Additional paid-in capital	884,796	879,969
Accumulated deficit	(528,990)	(606,157)
Accumulated other comprehensive loss	(9,854)	(11,138)
Treasury stock, at cost, 849,539 shares at both June 30, 2014 and December 31, 2013	(6,565)	(6,565)
Total stockholders’ equity	341,028	257,746
Noncontrolling interests	369	139
Total equity	341,397	257,885
Total liabilities and equity	$839,369	$864,671
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Service revenues	$89,767	$89,603	$200,463	$179,552
Product revenues	31,713	31,312	65,715	71,100
Total net revenues	121,480	120,915	266,178	250,652
Cost of services	68,341	66,965	140,412	136,238
Cost of products	14,911	17,332	30,684	42,839
Gross profit	38,228	36,618	95,082	71,575
Operating expenses:
Research, development and engineering	10,305	9,087	19,344	18,377
Marketing and sales	9,917	8,968	19,130	16,948
General, administrative and other operating expenses	14,221	11,793	33,152	27,557
Total operating expenses	34,443	29,848	71,626	62,882
Income from operations	3,785	6,770	23,456	8,693
Interest expense, net	(4,934)	(2,756)	(9,731)	(3,822)
Equity in losses of investments	(1,781)	(6,338)	(3,469)	(5,222)
Other income (expense), net	6,066	(107,118)	74,592	(106,091)
Income (loss) before income taxes	3,136	(109,442)	84,848	(106,442)
Income tax expense (benefit)	653	(38,705)	5,916	(37,504)
Net income (loss)	2,483	(70,737)	78,932	(68,938)
Net (income) loss attributable to noncontrolling interests	(1,295)	(59)	(1,765)	17
Net income (loss) attributable to ION	1,188	(70,796)	77,167	(68,921)
Preferred stock dividends	—	338	—	676
Net income (loss) applicable to common shares	$1,188	$(71,134)	$77,167	$(69,597)
Net income (loss) per share:
Basic	$0.01	$(0.45)	$0.47	$(0.44)
Diluted	$0.01	$(0.45)	$0.47	$(0.44)
Weighted average number of common shares outstanding:
Basic	164,063	156,910	163,956	156,689
Diluted	164,423	156,910	164,243	156,689

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Net income (loss)	$2,483	$(70,737)	$78,932	$(68,938)
Other comprehensive income (loss), net of taxes, as appropriate:
Foreign currency translation adjustments	2,635	597	3,121	(3,044)
Equity interest in investees' other comprehensive loss	(690)	(526)	(1,863)	(549)
Other changes in other comprehensive income	—	347	26	355
Total other comprehensive income (loss), net of taxes	1,945	418	1,284	(3,238)
Comprehensive net income (loss)	4,428	(70,319)	80,216	(72,176)
Comprehensive (income) loss attributable to noncontrolling interest	(1,295)	(59)	(1,765)	17
Comprehensive net income (loss) attributable to ION	$3,133	$(70,378)	$78,451	$(72,159)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$78,932	$(68,938)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization (other than multi-client data library)	13,785	8,302
Amortization of multi-client data library	34,257	36,679
Stock-based compensation expense	5,033	3,831
Equity in losses of investments	3,469	5,222
Accrual for (reduction of) loss contingency related to legal proceedings	(69,557)	110,000
Gain on sale of Source product line	(6,522)	—
Gain on sale of cost-method investment	—	(3,591)
Deferred income taxes	(5,612)	(48,627)
Change in operating assets and liabilities:
Accounts receivable	73,254	34,259
Unbilled receivables	(14,236)	(9,160)
Inventories	(3,197)	(8,993)
Accounts payable, accrued expenses and accrued royalties	(30,807)	(11,391)
Deferred revenue	(4,988)	(8,242)
Other assets and liabilities	2,927	4,026
Net cash provided by operating activities	76,738	43,377
Cash flows from investing activities:
Cash invested in multi-client data library	(34,317)	(48,599)
Purchase of property, plant, equipment and seismic rental assets	(4,543)	(8,963)
Repayment of advances by INOVA Geophysical	1,000	—
Investment in and advances to OceanGeo B.V.	(3,683)	(9,500)
Cash of OceanGeo B.V. upon acquiring a controlling interest	609	—
Net proceeds from sale of Source product line	14,394	—
Proceeds from sale of a cost-method investment	—	4,150
Investment in convertible note	—	(2,000)
Other investing activities	605	76
Net cash used in investing activities	(25,935)	(64,836)
Cash flows from financing activities:
Proceeds from issuance of notes	—	175,000
Borrowings under revolving line of credit	15,000	—
Payments under revolving line of credit	(50,000)	(97,250)
Payments on notes payable and long-term debt	(5,595)	(1,815)
Cost associated with issuance of notes	—	(6,731)
Payment of preferred dividends	—	(676)
Proceeds from employee stock purchases and exercise of stock options	340	1,972
Other financing activities	(679)	302
Net cash (used in) provided by financing activities	(40,934)	70,802
Effect of change in foreign currency exchange rates on cash and cash equivalents	(146)	(813)
Net increase in cash and cash equivalents	9,723	48,530
Cash and cash equivalents at beginning of period	148,056	60,971
Cash and cash equivalents at end of period	$157,779	$109,501
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1)    Basis of Presentation
The condensed consolidated balance sheet of ION Geophysical Corporation and its subsidiaries (collectively referred to as the “Company” or “ION,” unless the context otherwise requires) at December 31, 2013 has been derived from the Company’s audited consolidated financial statements at that date. The condensed consolidated balance sheet at June 30, 2014, and the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013 and the condensed consolidated statements of cash flows for the six months ended June 30, 2014 and 2013, are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the operating results for a full year or of future operations.
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
(2)    Acquisition of Controlling Interest in OceanGeo
In February 2013, the Company acquired 30% of OceanGeo B.V. (“OceanGeo”), the Company’s seabed data acquisition joint venture. In October 2013, the Company reached agreement with its joint venture partner in OceanGeo, Georadar Levantamentos Geofisicos S/A (“Georadar”), for the Company to have the option to increase its ownership percentage in OceanGeo from 30% to 70%, subject to certain conditions. OceanGeo is headquartered in Rio de Janeiro, Brazil, and specializes in seismic acquisition operations using ocean bottom cables deployed from vessels leased by OceanGeo.
To further assist OceanGeo in acquiring backlog, in October 2013, the Company also agreed to loan OceanGeo additional funds for working capital, as necessary, up to a maximum of $25.0 million. Prior to obtaining the controlling interest in OceanGeo, the Company advanced a total of $18.9 million to OceanGeo.
In late January 2014, the Company acquired an additional 40% interest in OceanGeo, through the conversion of certain outstanding amounts loaned to OceanGeo by the Company into additional equity interests of OceanGeo, bringing the Company’s total equity interest in OceanGeo to 70% and giving the Company control over OceanGeo. The Company has included in its results of operations, the results of OceanGeo from the date of the Company’s acquisition of the controlling interest.
The Company acquired its ownership interest in OceanGeo as part of its strategy to expand the range of service offerings it can provide to oil and gas exploration and production customers and to put its Calypso® seabed acquisition technology to work in a service model to meet the growing demand for seabed seismic services. In June 2014, the Company reached an agreement with Georadar to acquire the remaining 30% owned by Georadar. However, the acquisition of the remaining 30% was not completed as of June 30, 2014 (see “— Subsequent Event” below).
In July, the Company paid $6.0 million to Georadar and increased its equity interest in OceanGeo to 100%. In addition to the $6.0 million purchase price, the Company also agreed to pay Georadar the amount of $5.0 million, contingent upon the occurrence of certain future events, including the award of a future material project in 2014 and a minimal amount of vessel downtime. Since the initial investment in early 2013, the Company has invested or contributed assets totaling approximately $40.5 million to OceanGeo.

The acquisition of the controlling interest was accounted for by the acquisition method, whereby the assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date based on an income approach. The estimated fair value of the assets acquired and liabilities assumed approximated the purchase price and therefore no goodwill or bargain purchase was recognized. As of June 30, 2014, the allocation of the purchase price of OceanGeo was based upon preliminary fair value studies and may be subject to change as additional information becomes available. In connection with the acquisition, the Company incurred $1.3 million in acquisition-related transaction costs related to professional services and fees. These costs were expensed as incurred and were included in other income (expense), net in the Company’s condensed consolidated statement of operations for the six months ended June 30, 2014. As a result of consolidating OceanGeo’s results into the Company’s consolidated results of operations for the period from the acquisition date at the end of January 2014 to June 30, 2014, the Company’s results of operations include $25.9 million of OceanGeo revenues and $6.5 million of income from OceanGeo’s operations for the three months ended June 30, 2014, and $46.5 million of OceanGeo revenues and $10.7 million of income from OceanGeo’s operations for the six months ended June 30, 2014. The following table summarizes the fair value assigned to the assets acquired and liabilities assumed, as well as the noncontrolling interest, at the acquisition date (in thousands):

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
The following summarized unaudited pro forma consolidated income statement information for the six months ended June 30, 2014 and 2013 and for the three months ended June 30, 2013, assumes that the OceanGeo acquisition had occurred as of the beginning of the periods presented. The Company has prepared these unaudited pro forma financial results for comparative purposes only. These unaudited pro forma financial results may not be indicative of the results that would have occurred if ION had completed the acquisition as of the beginning of the periods presented or the results that may be attained in the future. Amounts presented below are in thousands, except for the per share amounts:

Pro forma Consolidated ION Income Statement Information	Three Months Ended June 30, 2013	Six Months Ended June 30,
		2014	2013
Net revenues	$134,613	$275,362	$282,319
Income from operations	$2,867	$26,730	$7,158
Net income (loss)	$(73,073)	$79,649	$(69,063)
Net income (loss) attributable to ION	$(71,948)	$77,448	$(68,784)
Basic net income (loss) per common share	$(0.46)	$0.47	$(0.44)
Diluted net income (loss) per common share	$(0.46)	$0.47	$(0.44)
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

A summary of segment information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenues:
Solutions:
New Venture	$25,315	$33,249	$58,053	$81,685
Data Library	13,625	21,521	26,842	30,969
Total multi-client revenues	38,940	54,770	84,895	112,654
Data Processing	23,694	33,849	66,980	65,135
Total	$62,634	$88,619	$151,875	$177,789
Systems:
Towed Streamer	$10,265	$12,570	$22,116	$26,119
Ocean Bottom Equipment	—	383	—	7,148
Other	12,140	10,895	25,137	22,428
Total	$22,405	$23,848	$47,253	$55,695
Software:
Software Systems	$9,308	$7,464	$18,462	$15,405
Services	1,225	984	2,110	1,763
Total	$10,533	$8,448	$20,572	$17,168
Ocean Bottom Services	$25,908	$—	$46,478	$—
Total	$121,480	$120,915	$266,178	$250,652
Gross profit:
Solutions	$12,269	$21,890	$45,280	$42,087
Systems	9,748	8,802	21,165	17,182
Software	7,805	5,926	15,062	12,306
Ocean Bottom Services	8,406	—	13,575	—
Total	$38,228	$36,618	$95,082	$71,575
Gross margin:
Solutions	20%	25%	30%	24%
Systems	44%	37%	45%	31%
Software	74%	70%	73%	72%
Ocean Bottom Services	32%	—%	29%	—%
Total	31%	30%	36%	29%
Income from operations:
Solutions	$(1,419)	$11,021	$17,693	$18,378
Systems	3,547	1,504	6,918	2,438
Software	5,630	4,955	10,758	10,116
Ocean Bottom Services	6,494	—	10,656	—
Corporate and other	(10,467)	(10,710)	(22,569)	(22,239)
Income from operations	3,785	6,770	23,456	8,693
Interest expense, net	(4,934)	(2,756)	(9,731)	(3,822)
Equity in losses of investments	(1,781)	(6,338)	(3,469)	(5,222)
Other income (expense), net	6,066	(107,118)	74,592	(106,091)
Income (loss) before income taxes	$3,136	$(109,442)	$84,848	$(106,442)

(4)    Equity Method Investments
The following table reflects the change in the Company’s equity method investments during the six months ended June 30, 2014 (in thousands):

	INOVA Geophysical	OceanGeo	Total
Investments at December 31, 2013	$51,065	$2,800	$53,865
Equity in earnings (losses) of investments	(4,207)	738	(3,469)
Advances to OceanGeo (prior to consolidation)	—	3,683	3,683
Acquisition of controlling interest (consolidation) of OceanGeo	—	(7,221)	(7,221)
Equity interest in investees' other comprehensive loss	(1,863)	—	(1,863)
Investments at June 30, 2014	$44,995	$—	$44,995
INOVA Geophysical — The Company accounts for its 49% interest in INOVA Geophysical as an equity method investment and records its share of earnings and losses of INOVA Geophysical on a one fiscal quarter lag basis. For the three and six months ended June 30, 2014, the Company recorded its share of losses from INOVA Geophysical of $(1.8) million and $(4.2) million, respectively, compared to its share of losses for the corresponding periods in 2013, of $(4.7) million and $(2.9) million, respectively. The following table reflects the summarized financial information for INOVA Geophysical for the three months ended March 31, 2014 and 2013 and the six-month periods from October 1, 2013 to March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,		Six-Month Period from October 1 through March 31,
	2014	2013	2014	2013
Net revenues	$26,506	$22,095	$66,682	$81,706
Gross profit	$5,236	$1,808	$10,184	$14,135
Loss from operations	$(2,576)	$(8,511)	$(6,243)	$(8,761)
Net loss	$(3,634)	$(9,772)	$(8,585)	$(6,030)
Related Party Transactions
For information regarding transactions between the Company and its equity method investees, see Note 14 “Related Party Transactions.”
(5)    Long-term Debt

Obligations (in thousands)	June 30, 2014	December 31, 2013
Senior secured second-priority notes	$175,000	$175,000
Revolving line of credit	—	35,000
Equipment capital leases	10,416	8,651
OceanGeo Brazil bank debt	4,201	—
Facility capital lease obligation	1,039	1,501
Total	190,656	220,152
Current portion of long-term debt and lease obligations	(10,664)	(5,906)
Non-current portion of long-term debt and lease obligations	$179,992	$214,246
Senior Secured Second-Priority Notes
In May 2013, the Company sold $175.0 million aggregate principal amount of 8.125% Senior Secured Second-Priority Notes due 2018 (“Notes”) in a private offering pursuant to an Indenture dated as of May 13, 2013. The Notes are senior secured second-priority obligations of the Company, are guaranteed by certain of the Company’s U.S. subsidiaries, and mature on May 15, 2018. Interest on the Notes accrues at the rate of 8.125% per annum and will be payable semiannually in arrears on May 15 and November 15 of each year during their term. In May 2014, the holders of the Notes exchanged their Notes for a like principal amount of registered Notes with the same terms.
On or after May 15, 2015, the Company may on one or more occasions redeem all or a part of the Notes at the redemption prices set forth below, plus accrued and unpaid interest and special interest, if any, on the Notes redeemed during the 12-month period beginning on May 15th of the years indicated below:

Date	Percentage
2015	104.063%
2016	102.031%
2017 and thereafter	100.000%
The Notes are initially jointly and severally guaranteed on a senior secured basis by each of the Company’s current material U.S. subsidiaries: GX Technology Corporation, ION Exploration Production (U.S.A.), Inc. and I/O Marine Systems, Inc. (the “Notes Guarantors”). The Notes and the guarantees are secured, subject to certain exceptions and permitted liens, by second-priority liens on substantially all of the assets that secure the indebtedness under the Company’s senior first-priority secured credit facility with China Merchants Bank Co., Ltd., New York Branch (“CMB”), as administrative agent and lender under the facility (see “— Revolving Line of Credit” below). The indebtedness under the Notes is effectively junior to the Company’s obligations under the senior secured credit facility to the extent of the value of the collateral securing the facility, and to any other indebtedness secured on a first-priority basis to the extent of the value of the Company’s assets subject to those first-priority security interests.
The Notes contain certain covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to take certain actions or permit certain conditions to exist during the term of the Notes. These limits apply to making certain investments, incurring additional indebtedness, selling assets, paying dividends, issuing preferred stock, carrying out mergers or consolidations, and certain other transactions. These and other restrictive covenants contained in the Indenture are subject to important exceptions and qualifications. All of the Company’s subsidiaries are currently restricted subsidiaries. As of June 30, 2014, the Company was in compliance with these covenants.
In connection with the offering of the Notes, the Company entered into a consent agreement with CMB, as administrative agent and lender under the Company’s senior secured credit facility. See “— Revolving Line of Credit” below.
In connection with the issuance of the Notes, the Company and the Notes Guarantors entered into a second lien intercreditor agreement (the “Intercreditor Agreement”) with, among others, CMB, as administrative agent, first lien representative for the first lien secured parties and collateral agent for the first lien secured parties, the trustee under the Indenture and the collateral agent for the second lien secured parties. The Intercreditor Agreement provides, among other things, that the liens on the collateral securing the Notes and related obligations will be junior and subordinate in all respects to the liens on the collateral securing the Company’s senior secured credit facility and related obligations.
Revolving Line of Credit
In May 2012, the Company amended the terms of its senior secured credit facility (the “Credit Facility”) with CMB, as administrative agent and lender. The First Amendment to the Credit Agreement and Loan Documents (the “First Amendment”) modified certain provisions of the Company’s senior credit agreement with CMB that it had entered into in March 2010. The maturity date of any outstanding debt under the Credit Facility is March 24, 2015.
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
As of June 30, 2014, no borrowed amounts were outstanding under the Credit Facility.

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
As of June 30, 2014, the Company was in compliance with these financial covenants.
OceanGeo Brazil Bank Debt
In connection with the Company’s acquisition of a controlling interest in OceanGeo, OceanGeo’s existing debt was consolidated into the Company’s accounts. As of June 30, 2014, the outstanding amount, denominated in Brazilian Reais, of this debt was $4.2 million, with various maturity dates in 2014 and 2015; the latest being November 3, 2015. Interest on this debt accrues at an average rate of 15.42%. In July 2014, OceanGeo repaid this debt in full.
(6)    Net Income (Loss) per Share
Basic net income (loss) per common share is computed by dividing net income (loss) applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is determined based on the assumption that dilutive restricted stock and restricted stock unit awards have vested and outstanding dilutive stock options have been exercised and the aggregate proceeds were used to reacquire common stock using the average price of such common stock for the period. The total number of shares issued or reserved for future issuance under outstanding stock options at June 30, 2014 and 2013 was 9,425,725 and 7,313,250, respectively, and the total number of shares of restricted stock and shares reserved for restricted stock units outstanding at June 30, 2014 and 2013 was 1,211,462 and 989,354, respectively. All outstanding stock awards for the three and six months ended June 30, 2013 were anti-dilutive.
Prior to September 30, 2013, there were 27,000 shares outstanding of the Company’s Series D Cumulative Convertible Preferred Stock (“Series D Preferred Stock”). In September 2013, the holder converted all of the outstanding shares of Series D Preferred Stock into 6,065,075 shares of common stock. The then-outstanding shares of Series D Preferred Stock were anti-dilutive for the three and six months ended June 30, 2013.
The following table summarizes the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss) applicable to common shares	$1,188	$(71,134)	$77,167	$(69,597)
Weighted average number of common shares outstanding	164,063	156,910	163,956	156,689
Effect of dilutive stock awards	360	—	287	—
Weighted average number of diluted common shares outstanding	164,423	156,910	164,243	156,689
Basic net income (loss) per share	$0.01	$(0.45)	$0.47	$(0.44)
Diluted net income (loss) per share	$0.01	$(0.45)	$0.47	$(0.44)
(7)    Income Taxes
The Company maintains a valuation allowance for substantially all of its deferred tax assets. The valuation allowance is calculated in accordance with the provisions of the Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification Topic 740 “Income Taxes,” which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. In the event the Company’s expectations of future operating results change, the valuation allowance may need to be adjusted upward or downward. As of June 30, 2014, the Company’s unreserved net U.S. deferred tax assets totaled $4.6 million. These existing unreserved deferred tax assets are currently considered to be “more likely than not” realized.
The Company’s effective tax rates for the three months ended June 30, 2014 and 2013 were 20.8% and 35.4%, and for the six months ended June 30, 2014 and 2013 were 7.0% and 35.2%, respectively. The Company’s effective tax rate for the six months ended June 30, 2014 was positively impacted by the change in valuation allowance related to the reduction of the legal contingency reserve, offset by the impact of pre-tax losses of OceanGeo within certain jurisdictions for which it could not recognize a tax benefit to offset its tax expenses. Excluding the change in valuation allowance, the Company’s effective tax rate for the six months ended June 30, 2014 was 35.7%.
The Company has approximately $2.2 million of unrecognized tax benefits and does not expect to recognize significant increases in unrecognized tax benefits during the next 12-month period. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense.

As of June 30, 2014, the Company’s U.S. federal tax returns for 2007 and subsequent years remain subject to examination by tax authorities. The Company is no longer subject to U.S. Internal Revenue Service (“IRS”) examination for periods prior to 2007, although carryforward attributes that were generated prior to 2007 may still be adjusted upon examination by the IRS if they either have been or will be used in an open year. In the Company’s foreign tax jurisdictions, tax returns for 2010 and subsequent years generally remain open to examination.
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
The trial began in July 2012. A verdict was returned by the jury in August 2012, finding that the Company infringed the claims contained in the four patents by supplying its DigiFIN® lateral streamer control units and the related software from the United States and awarded WesternGeco the sum of $105.9 million in damages, consisting of $12.5 million in reasonable royalty and $93.4 million in lost profits.
In June 2013, the presiding judge entered a Memorandum and Order, ruling that WesternGeco is entitled to be awarded supplemental damages for the additional DigiFIN units that were supplied from the United States before and after trial that were not included in the jury verdict due to the timing of the trial. In October 2013, the judge entered another Memorandum and Order, ruling on the number of DigiFIN units that are subject to supplemental damages and also ruling that the supplemental damages applicable to the additional units should be calculated by adding together the jury’s previous reasonable royalty and lost profits damages awards per unit, resulting in supplemental damages of $73.1 million.
In April 2014, the judge entered another Order, ruling that lost profits should not have been included in the calculation of supplemental damages in the October 2013 Memorandum and Order and reducing the supplemental damages award in the case from $73.1 million to $9.4 million. In the Order, the judge also further reduced the damages award in the case by $3.0 million to reflect a settlement and license that WesternGeco entered into with a customer of the Company that had purchased and used DigiFIN units that were also included in the damages amounts awarded against the Company.
In May 2014, the judge signed and entered a Final Judgment in the amount of $123.8 million. Also, the Final Judgment included an injunction that enjoins the Company, its servants, agents and anyone acting in concert with it, from supplying in or from the United States the DigiFIN product or any parts unique to the DigiFIN product, or any instrumentality no more than colorably different from any of these products or parts, for combination outside of the United States. The Company has conducted its business in compliance with the Court’s orders in the case, and the Company has reorganized its operations such that it no longer supplies the DigiFIN product or any parts unique to the DigiFIN product in or from the United States.
As previously disclosed, the Company has taken a loss contingency accrual of $123.8 million related to this case. Post-judgment interest will continue to accrue until this legal matter is fully resolved. The Company’s assessment of its potential loss contingency may change in the future due to developments in the case and other events, such as changes in applicable law, and such reassessment could lead to the determination that no loss contingency is probable or that a greater or lesser loss contingency is probable. Any such reassessment could have a material effect on the Company’s financial condition or results of operations.
The Company and WesternGeco have each appealed the Final Judgment to the United States Court of Appeals for the Federal Circuit. In order to stay the judgment during the appeal, the Company arranged with sureties to post an appeal bond with the trial court on the Company’s behalf in the amount of $120.0 million. The terms of the appeal bond arrangements provide the sureties the contractual right for as long as the bond is outstanding to require the Company to post cash collateral for up to the full amount of the bond; however, the sureties have not required cash collateral upon the posting of the appeal bond. If the sureties exercise their right to require collateral while the appeal bond is outstanding, the Company would intend to utilize a combination of cash on hand and undrawn balances available under the Company’s Credit Facility. If the Company is required to collateralize the full amount of the bond, the Company might also seek additional debt and/or equity financing. The collateralization of the full amount of the bond could have an adverse effect on the Company’s liquidity. Any requirements that the Company collateralize the appeal bond will reduce its liquidity and may reduce the borrowings otherwise available under its Credit Facility. The current maturity date of any outstanding debt under the Company’s Credit Facility is March 2015. No assurances can be made whether the Company’s efforts to raise additional cash would be successful and, if so, on what terms and conditions, and at what cost the Company might be able to secure any such financing. The Company will incur fees of approximately $2.0 million per year to maintain the appeal bond until such time as the appeal bond is no longer required.

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
(9)    Other Income (Expense), Net
A summary of other income (expense), net is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Reduction of (accrual for) loss contingency related to legal proceedings (Note 8)	$—	$(110,000)	$69,557	$(110,000)
Gain on sale of product line(1)	6,522	—	6,522	—
Gain on sale of a cost-method investment	—	3,591	—	3,591
Other income (expense), net	(456)	(709)	(1,487)	318
Total other income (expense), net	$6,066	$(107,118)	$74,592	$(106,091)

(1)
In May 2014, the Company sold its Source product line for approximately $14.4 million, net of transaction fees, recording a gain of approximately $6.5 million before taxes. As a part of this transaction, the Company reduced Goodwill on the Marine reporting unit by $5.1 million. The historical results of this product line have not been material to the Company’s results of operations.

(10)    Details of Selected Balance Sheet Accounts
Inventories

A summary of inventories is as follows (in thousands):	June 30, 2014	December 31, 2013
Raw materials and subassemblies	$51,975	$54,168
Work-in-process	4,434	2,297
Finished goods	25,306	33,263
Reserve for excess and obsolete inventories	(26,393)	(32,555)
Total	$55,322	$57,173
Other Long-term Liabilities

A summary of other long-term liabilities is as follows (in thousands):	June 30, 2014	December 31, 2013
Accrual for loss contingency related to legal proceedings (Note 8)	$123,770	$193,327
Facility abandonment restructuring accrual	4,722	4,837
Other long-term liabilities	14,590	12,438
Total	$143,082	$210,602

(11)    Accumulated Other Comprehensive Income (Loss)
A summary of changes in accumulated other comprehensive loss by component is as follows (in thousands):

	Foreign currency translation adjustments	Equity interest in investees’ other comprehensive income (loss)	Other changes in other comprehensive income (loss)	Total
Accumulated other comprehensive income (loss) at December 31, 2013	$(11,923)	$841	$(56)	$(11,138)
Net current-period other comprehensive income (loss)	3,121	(1,863)	26	1,284
Accumulated other comprehensive loss at June 30, 2014	$(8,802)	$(1,022)	$(30)	$(9,854)

(12)    Supplemental Cash Flow Information and Non-cash Activity
A summary of non-cash items from investing and financing activities is as follows (in thousands):

	Six Months Ended June 30,
	2014	2013
Cash paid during the period for:
Interest	$8,803	$1,662
Income taxes	$7,326	$11,146
Non-cash items from investing and financing activities:
Purchases of computer equipment financed through capital leases	$4,780	$2,465
Leasehold improvement paid by landlord	$—	$1,738
Conversion of investment in a convertible note to equity	$—	$6,765
Transfer of inventory to property, plant, equipment and seismic rental equipment	$2,308	$—
Investment in multi-client data library financed through trade payables	$2,773	$—
(13)    Fair Value of Financial Instruments
Authoritative guidance on fair value measurements defines fair value, establishes a framework for measuring fair value and stipulates the related disclosure requirements. The Company follows a three-level hierarchy, prioritizing and defining the types of inputs used to measure fair value.
Investment in Convertible Note. In March 2012, the Company and a privately owned U.S.-based technology company entered into an agreement for the Company to make available to the technology company a credit facility in an amount of up to $4.0 million. The credit facility has since been amended such that the current maturity date is March 2015, the annual interest rate is 0.25%, and the conversion provision allows for conversion of any or all of the outstanding balance of the promissory note under the credit facility into common shares of the technology company. As of June 30, 2014, the technology company had drawn $4.0 million under this credit arrangement.
The Company performed a fair value analysis with respect to its investment in the convertible note using Level 3 inputs. These inputs included a market approach, including the terms and likelihood of an investment event. As of June 30, 2014, the fair value of this investment was approximately $4.2 million, including accrued interest.
Fair Value of Other Financial Instruments. Due to their highly liquid nature, the amount of the Company’s other financial instruments, including cash and cash equivalents, accounts and unbilled receivables, notes receivable, accounts payable, and accrued multi-client data library royalties, represent their approximate fair value.
The carrying amounts of the Company’s long-term debt as of June 30, 2014 and December 31, 2013 were $190.7 million and $220.2 million, respectively, compared to its fair values of $188.0 million and $190.4 million as of June 30, 2014 and December 31, 2013, respectively. The fair value of the long-term debt was calculated using a market approach based upon Level 2 inputs, including a price quote from a major financial institution.
The Company’s cost method investments for which quoted market prices are not available are recorded at cost and reviewed periodically if there are events or changes in circumstances that may have a significant adverse effect on the fair value of the investments.

(14)    Related Party Transactions
BGP Inc. (“BGP”) owned approximately 14.5% of the Company’s outstanding common stock as of June 30, 2014. For the six months ended June 30, 2014 and 2013, the Company recorded revenues from BGP of $3.9 million and $2.9 million, respectively. Total receivables due from BGP were $1.8 million at June 30, 2014.
In July 2013, the Company agreed to lend up to $10.0 million to INOVA Geophysical, and received a promissory note issued by INOVA Geophysical to the order of the Company, which was originally scheduled to mature on September 30, 2013. The maturity date of the promissory note has since been extended to September 30, 2014. The loan was made by the Company to support certain short-term working capital needs of INOVA Geophysical. The indebtedness under the note accrues interest at an annual rate equal to the London Interbank Offered Rate plus 650 basis points. In 2013, the Company advanced the full principal amount of $10.0 million to INOVA Geophysical under the promissory note. INOVA Geophysical has repaid a total of $6.0 million, of which $4.0 million remains outstanding at June 30, 2014. This balance is included in Prepaid expenses and other current assets.
(15)    Recent Accounting Pronouncements
Revenue Recognition — In May 2014, the FASB and the International Accounting Standards Board (“IASB”) jointly issued new accounting guidance for recognition of revenue. This new guidance replaces virtually all existing U.S. GAAP and IFRS guidance on revenue recognition. The new guidance is effective for fiscal years beginning after December 15, 2016. This new guidance applies to all periods presented. Therefore, when the Company issues its financial statements on Forms 10-Q and 10-K for periods included in its year ended December 31, 2017, its comparative periods that are presented from the years ended December 31, 2015 and 2016, must be retrospectively presented in compliance with this new guidance. Early adoption is not allowed for U.S. GAAP. The new guidance requires companies to make more estimates and use more judgment than under current accounting guidance. The Company is currently evaluating (i) the two allowed adoption methods to determine which method it plans to use for retrospective presentation of comparative periods and (ii) whether the implementation of this new guidance will have a material impact on the Company’s consolidated financial position or results of operations for the periods presented.
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
(16)    Condensed Consolidating Financial Information
In 2013, the Company sold $175.0 million of its 8.125% Senior Secured Second-Priority Notes due 2018. The Notes were issued by ION Geophysical Corporation and are guaranteed by the Company’s current material U.S. subsidiaries: GX Technology Corporation, ION Exploration Products (U.S.A.), Inc. and I/O Marine Systems, Inc. (“the Guarantors”), which are 100-percent-owned subsidiaries. The Guarantors have fully and unconditionally guaranteed the payment obligations of ION Geophysical Corporation with respect to these debt securities. The following condensed consolidating financial information presents the results of operations, financial position and cash flows for:

•	ION Geophysical Corporation and the Guarantors (in each case, reflecting investments in subsidiaries utilizing the equity method of accounting).

•	All other subsidiaries of ION Geophysical Corporation that are not Guarantors.

•	The consolidating adjustments necessary to present ION Geophysical Corporation’s results on a consolidated basis.
This condensed consolidating financial information should be read in conjunction with the accompanying consolidated financial statements and notes.

	June 30, 2014
Balance Sheet	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$100,784	$—	$56,995	$—	$157,779
Accounts receivable, net	1,509	34,611	54,347	(4,667)	85,800
Unbilled receivables	—	50,645	13,124	—	63,769
Inventories	—	4,154	51,168	—	55,322
Prepaid expenses and other current assets	16,031	4,224	16,041	(1,770)	34,526
Total current assets	118,324	93,634	191,675	(6,437)	397,196
Deferred income tax asset	6,499	6,675	759	406	14,339
Property, plant, equipment and seismic rental equipment, net	6,082	30,548	22,993	—	59,623
Multi-client data library, net	—	216,044	30,010	—	246,054
Equity method investments	44,995	—	—	—	44,995
Investment in subsidiaries	805,573	275,625	—	(1,081,198)	—
Goodwill	—	21,884	29,742	—	51,626
Intangible assets, net	—	7,250	2,682	—	9,932
Intercompany receivables	31,892	—	4,215	(36,107)	—
Other assets	13,767	97	1,740	—	15,604
Total assets	$1,027,132	$651,757	$283,816	$(1,123,336)	$839,369
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$5,153	$5,511	$—	$10,664
Accounts payable	2,313	13,419	25,116	(4,667)	36,181
Accrued expenses	9,374	48,721	24,448	(1,083)	81,460
Accrued multi-client data library royalties	—	23,315	666	—	23,981
Deferred revenue	—	12,646	3,120	—	15,766
Total current liabilities	11,687	103,254	58,861	(5,750)	168,052
Long-term debt, net of current maturities	175,000	4,815	318	(141)	179,992
Intercompany payables	496,632	31,892	—	(528,524)	—
Other long-term liabilities	2,785	130,330	10,107	(140)	143,082
Total liabilities	686,104	270,291	69,286	(534,555)	491,126
Redeemable noncontrolling interests	—	—	6,846	—	6,846
Equity:
Common stock	1,641	290,460	19,137	(309,597)	1,641
Additional paid-in capital	884,796	175,005	235,236	(410,241)	884,796
Accumulated earnings (deficit)	(528,990)	340,856	19,968	(360,824)	(528,990)
Accumulated other comprehensive income (loss)	(9,854)	9,343	(8,807)	(536)	(9,854)
Due from ION Geophysical Corporation	—	(434,198)	(58,219)	492,417	—
Treasury stock	(6,565)	—	—	—	(6,565)
Total stockholders’ equity	341,028	381,466	207,315	(588,781)	341,028
Noncontrolling interests	—	—	369	—	369
Total equity	341,028	381,466	207,684	(588,781)	341,397
Total liabilities and equity	$1,027,132	$651,757	$283,816	$(1,123,336)	$839,369

	December 31, 2013
Balance Sheet	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$124,701	$—	$23,355	$—	$148,056
Accounts receivable, net	1,874	99,547	48,027	—	149,448
Unbilled receivables	—	33,490	15,978	—	49,468
Inventories	—	6,595	50,578	—	57,173
Prepaid expenses and other current assets	12,888	5,030	7,438	(584)	24,772
Total current assets	139,463	144,662	145,376	(584)	428,917
Deferred income tax asset	6,513	6,960	489	688	14,650
Property, plant, equipment and seismic rental equipment, net	6,440	29,845	10,399	—	46,684
Multi-client data library, net	—	212,572	26,212	—	238,784
Equity method investments	51,065	—	2,800	—	53,865
Investment in subsidiaries	699,695	248,482	—	(948,177)	—
Goodwill	—	26,984	28,892	—	55,876
Intangible assets, net	—	8,246	3,001	—	11,247
Intercompany receivables	8,313	13,419	—	(21,732)	—
Other assets	14,315	56	24,262	(23,985)	14,648
Total assets	$925,804	$691,226	$241,431	$(993,790)	$864,671
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$4,716	$1,190	$—	$5,906
Accounts payable	3,515	11,741	7,364	34	22,654
Accrued expenses	16,652	54,250	13,392	64	84,358
Accrued multi-client data library royalties	—	45,921	539	—	46,460
Deferred revenue	—	16,387	4,295	—	20,682
Total current liabilities	20,167	133,015	26,780	98	180,060
Long-term debt, net of current maturities	210,000	3,655	591	—	214,246
Intercompany payables	426,134	—	21,732	(447,866)	—
Other long-term liabilities	11,757	214,211	8,637	(24,003)	210,602
Total liabilities	668,058	350,881	57,740	(471,771)	604,908
Redeemable noncontrolling interests	—	—	1,878	—	1,878
Equity:
Common stock	1,637	290,460	19,138	(309,598)	1,637
Additional paid-in capital	879,969	180,700	235,381	(416,081)	879,969
Accumulated earnings (deficit)	(606,157)	232,186	(4,010)	(228,176)	(606,157)
Accumulated other comprehensive income (loss)	(11,138)	6,218	(11,920)	5,702	(11,138)
Due from ION Geophysical Corporation	—	(369,219)	(56,915)	426,134	—
Treasury stock	(6,565)	—	—	—	(6,565)
Total stockholders’ equity	257,746	340,345	181,674	(522,019)	257,746
Noncontrolling interests	—	—	139	—	139
Total equity	257,746	340,345	181,813	(522,019)	257,885
Total liabilities and equity	$925,804	$691,226	$241,431	$(993,790)	$864,671

	Three Months Ended June 30, 2014
Income Statement	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Net revenues	$—	$47,881	$74,877	$(1,278)	$121,480
Cost of sales	—	41,018	43,512	(1,278)	83,252
Gross profit	—	6,863	31,365	—	38,228
Total operating expenses	7,518	15,326	11,599	—	34,443
Income (loss) from operations	(7,518)	(8,463)	19,766	—	3,785
Interest expense, net	(4,458)	(48)	(428)	—	(4,934)
Intercompany interest, net	(210)	1,388	(1,178)	—	—
Equity in earnings (losses) of investments	14,838	20,259	—	(36,878)	(1,781)
Other income (expense)	(1,711)	3,572	4,205	—	6,066
Net income before income taxes	941	16,708	22,365	(36,878)	3,136
Income tax expense (benefit)	(247)	(133)	1,033	—	653
Net income	1,188	16,841	21,332	(36,878)	2,483
Net income attributable to noncontrolling interests	—	—	(1,295)	—	(1,295)
Net income applicable to common shares	$1,188	$16,841	$20,037	$(36,878)	$1,188
Comprehensive net income	$3,133	$19,967	$23,955	$(42,627)	$4,428
Comprehensive income attributable to noncontrolling interest	—	—	(1,295)	—	(1,295)
Comprehensive net income attributable to ION	$3,133	$19,967	$22,660	$(42,627)	$3,133

	Three Months Ended June 30, 2013
Income Statement	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Net revenues	$—	$76,453	$44,789	$(327)	$120,915
Cost of sales	—	55,672	28,952	(327)	84,297
Gross profit	—	20,781	15,837	—	36,618
Total operating expenses	7,386	14,255	8,207	—	29,848
Income (loss) from operations	(7,386)	6,526	7,630	—	6,770
Interest expense, net	(2,716)	11	(51)	—	(2,756)
Intercompany interest, net	128	(277)	149	—	—
Equity in earnings (losses) of investments	(107,674)	3,097	(1,611)	99,850	(6,338)
Other income (expense)	3,557	(110,029)	(646)	—	(107,118)
Net income (loss) before income taxes	(114,091)	(100,672)	5,471	99,850	(109,442)
Income tax expense (benefit)	(43,295)	1,996	2,594	—	(38,705)
Net income (loss)	(70,796)	(102,668)	2,877	99,850	(70,737)
Net income attributable to noncontrolling interests	—	—	(59)	—	(59)
Net income (loss) attributable to ION	(70,796)	(102,668)	2,818	99,850	(70,796)
Preferred stock dividends	338	—	—	—	338
Net income (loss) applicable to common shares	$(71,134)	$(102,668)	$2,818	$99,850	$(71,134)
Comprehensive net loss	$(70,378)	$(102,667)	$(285)	$103,011	$(70,319)
Comprehensive income attributable to noncontrolling interest	—	—	(59)	—	(59)
Comprehensive net loss attributable to ION	$(70,378)	$(102,667)	$(344)	$103,011	$(70,378)

	Six Months Ended June 30, 2014
Income Statement	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Net revenues	$—	$126,003	$141,453	$(1,278)	$266,178
Cost of sales	—	85,014	87,360	(1,278)	171,096
Gross profit	—	40,989	54,093	—	95,082
Total operating expenses	16,539	30,581	24,506	—	71,626
Income (loss) from operations	(16,539)	10,408	29,587	—	23,456
Interest expense, net	(9,031)	(90)	(610)	—	(9,731)
Intercompany interest, net	(144)	953	(809)	—	—
Equity in earnings (losses) of investments	104,326	24,115	738	(132,648)	(3,469)
Other income (expense)	(1,214)	73,483	2,323	—	74,592
Net income before income taxes	77,398	108,869	31,229	(132,648)	84,848
Income tax expense	231	199	5,486	—	5,916
Net income	77,167	108,670	25,743	(132,648)	78,932
Net income attributable to noncontrolling interests	—	—	(1,765)	—	(1,765)
Net income applicable to common shares	$77,167	$108,670	$23,978	$(132,648)	$77,167
Comprehensive net income	$78,451	$111,795	$28,856	$(138,886)	$80,216
Comprehensive income attributable to noncontrolling interest	—	—	(1,765)	—	(1,765)
Comprehensive net income attributable to ION	$78,451	$111,795	$27,091	$(138,886)	$78,451

	Six Months Ended June 30, 2013
Income Statement	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Net revenues	$—	$150,375	$100,604	$(327)	$250,652
Cost of sales	—	115,855	63,549	(327)	179,077
Gross profit	—	34,520	37,055	—	71,575
Total operating expenses	15,416	30,612	16,854	—	62,882
Income (loss) from operations	(15,416)	3,908	20,201	—	8,693
Interest expense, net	(3,741)	33	(114)	—	(3,822)
Intercompany interest, net	210	(546)	336	—	—
Equity in earnings (losses) of investments	(101,837)	9,731	(2,346)	89,230	(5,222)
Other income (expense)	3,897	(110,021)	33	—	(106,091)
Net income (loss) before income taxes	(116,887)	(96,895)	18,110	89,230	(106,442)
Income tax expense (benefit)	(47,966)	1,228	9,234	—	(37,504)
Net income (loss)	(68,921)	(98,123)	8,876	89,230	(68,938)
Net loss attributable to noncontrolling interests	—	—	17	—	17
Net income (loss) attributable to ION	(68,921)	(98,123)	8,893	89,230	(68,921)
Preferred stock dividends	676	—	—	—	676
Net income (loss) applicable to common shares	$(69,597)	$(98,123)	$8,893	$89,230	$(69,597)
Comprehensive net income (loss)	$(72,159)	$(98,120)	$1,992	$96,111	$(72,176)
Comprehensive loss attributable to noncontrolling interest	—	—	17	—	17
Comprehensive net income (loss) attributable to ION	$(72,159)	$(98,120)	$2,009	$96,111	$(72,159)

	Six Months Ended June 30, 2014
Statement of Cash Flows	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$57,755	$(23,434)	$42,417	$—	$76,738
Cash flows from investing activities:
Cash invested in multi-client data library	—	(34,203)	(114)	—	(34,317)
Purchase of property, plant, equipment and seismic rental equipment	(460)	(2,773)	(1,310)	—	(4,543)
Repayment of advances to INOVA Geophysical	1,000	—	—	—	1,000
Investment in and advances to OceanGeo B.V.	—	—	(3,683)	—	(3,683)
Cash of OceanGeo B.V. upon acquiring a controlling interest	—	—	609	—	609
Net proceeds from sale of Source product line	—	9,881	4,513	—	14,394
Other investing activities	579	—	26	—	605
Net cash provided by (used in) investing activities	1,119	(27,095)	41	—	(25,935)
Cash flows from financing activities:
Payments under revolving line of credit	(50,000)	—	—	—	(50,000)
Borrowings under revolving line of credit	15,000	—	—	—	15,000
Payments on notes payable and long-term debt	(461)	(2,862)	(2,272)	—	(5,595)
Intercompany lending	(46,991)	53,391	(6,400)	—	—
Proceeds from employee stock purchases and exercise of stock options	340	—	—	—	340
Other financing activities	(679)	—	—	—	(679)
Net cash provided by (used in) financing activities	(82,791)	50,529	(8,672)	—	(40,934)
Effect of change in foreign currency exchange rates on cash and cash equivalents	—	—	(146)	—	(146)
Net increase (decrease) in cash and cash equivalents	(23,917)	—	33,640	—	9,723
Cash and cash equivalents at beginning of period	124,701	—	23,355	—	148,056
Cash and cash equivalents at end of period	$100,784	$—	$56,995	$—	$157,779

	Six Months Ended June 30, 2013
Statement of Cash Flows	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(47,878)	$69,942	$21,313	$—	$43,377
Cash flows from investing activities:
Cash invested in multi-client data library	—	(46,168)	(2,431)	—	(48,599)
Purchase of property, plant, equipment and seismic rental equipment	(1,503)	(5,045)	(2,415)	—	(8,963)
Investment in and advances to OceanGeo B.V.	—	—	(9,500)	—	(9,500)
Proceeds from sale of a cost method investment	4,150	—	—	—	4,150
Investment in convertible notes	(2,000)	—	—	—	(2,000)
Capital contribution to affiliate	—	(2,202)	—	2,202	—
Other investing activities	—	76	—	—	76
Net cash provided by (used in) investing activities	647	(53,339)	(14,346)	2,202	(64,836)
Cash flows from financing activities:
Proceeds from issuance of notes	175,000	—	—	—	175,000
Payments under revolving line of credit	(97,250)	—	—	—	(97,250)
Payments on notes payable and long-term debt	—	(1,306)	(509)	—	(1,815)
Cost associated with issuance of notes	(6,731)	—	—	—	(6,731)
Capital contribution from affiliate	—	—	2,202	(2,202)	—
Intercompany lending	16,414	(15,297)	(1,117)	—	—
Payment of preferred dividends	(676)	—	—	—	(676)
Proceeds from employee stock purchases and exercise of stock options	1,972	—	—	—	1,972
Other financing activities	302	—	—	—	302
Net cash provided by (used in) financing activities	89,031	(16,603)	576	(2,202)	70,802
Effect of change in foreign currency exchange rates on cash and cash equivalents	—	—	(813)	—	(813)
Net increase in cash and cash equivalents	41,800	—	6,730	—	48,530
Cash and cash equivalents at beginning of period	30,343	—	30,628		60,971
Cash and cash equivalents at end of period	$72,143	$—	$37,358	$—	$109,501

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
Our Business
In this Form 10-Q, “ION Geophysical,” “ION,” “the company” (or, “the Company”), “we,” “our,” “ours” and “us” refer to ION Geophysical Corporation and its consolidated subsidiaries, except where the context otherwise requires or as otherwise indicated.
The information contained in this Quarterly Report on Form 10-Q contains references to trademarks, service marks and registered marks of ION and our subsidiaries, as indicated. Except where stated otherwise or unless the context otherwise requires, the terms “GeoVentures,” “DigiFIN,” “VectorSeis,” “Orca,” “GATOR,” “G3i” and “Hawk” refer to GeoVentures®, DigiFIN®, VECTORSEIS®, ORCA®, GATOR®, G3i® and Hawk® registered marks owned by ION or INOVA Geophysical, and the terms “Calypso,” “WiBand” and “Narwhal” refer to Calypso™, WiBand™ and Narwhal™ trademarks and service marks owned by ION.
We are a global, technology-focused company that provides geophysical technology, services and solutions to the global oil and gas industry. Our offerings are designed to allow oil and gas exploration and production (“E&P”) companies to obtain higher resolution images of the earth’s subsurface during exploration, exploitation and production operations to reduce the risk in exploration and reservoir development, and to enable seismic contractors to acquire geophysical data safely and efficiently. We acquire and process seismic data from seismic surveys in regional data programs, which then become part of our seismic data library. The seismic surveys for our data library business are pre-funded, or underwritten, in part by our customers, and, with the exception of OceanGeo B.V. (“OceanGeo”), our new seabed data acquisition business, we contract with third party seismic data acquisition companies to shoot and acquire the seismic data, all of which is intended to minimize our risk exposure in offshore and onshore operations around the world. We serve customers in all major energy producing regions of the world from strategically located offices in 21 cities on six continents.
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
For over 45 years we have been engaged in providing innovative seismic data acquisition technology, such as full-wave imaging capability with VectorSeis products, the ability to record seismic data from basins that underlie ice fields in polar regions and cableless seismic techniques. The advanced technologies we currently offer include Orca, our WiBand data processing technology, Calypso, Narwhal and INOVA Geophysical’s cableless Hawk land system and new G3i cabled system, and other technologies, each of which is designed to deliver improvements in both image quality and productivity. We have more than 550 patents and pending patent applications in various countries around the world. Approximately 50% of our employees are involved in technical roles and over 20% of our employees have advanced degrees.
We provide our services and products through four business segments – Solutions, Software, Systems and Ocean Bottom Services (the segment name for OceanGeo) – as well as through our INOVA Geophysical joint venture.
Solutions. Our Solutions business provides two distinct service activities that often work together.
Our GeoVentures services are designed to manage the entire seismic process, from survey planning and design to data acquisition and management, and to final subsurface imaging and reservoir characterization. The GeoVentures group focuses on the technologically intensive components of the image development process, such as survey planning and design, and data processing and interpretation, outsourcing the logistics components (such as field acquisition) to experienced seismic and other geophysical contractors. The revenues from these services comprise our new venture and data library revenues, which in total comprise our multi-client revenues.
Our GXT Imaging Solutions group offers processing and imaging services designed to help our E&P customers reduce exploration and production risk, evaluate and develop reservoirs, and increase production. GXT develops a series of subsurface images by applying its processing technology to data owned or licensed by its customers and also provides its customers with support services (including onboard seismic vessel systems), such as data pre-conditioning for imaging, and outsourced management (including quality control) of seismic data acquisition and image processing services. The revenues from these services comprise our data processing revenues. We maintain more than 14 petabytes of seismic data digital information storage in 12 global data centers, including our largest data center in Houston.

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
Systems. Our Systems business is engaged in the manufacture of (i) re-deployable ocean bottom cable seismic data acquisition systems and shipboard recorders; (ii) marine towed streamer positioning and control systems; and (iii) analog geophone sensors.
Ocean Bottom Services. Through our acquisition of OceanGeo, we provide seabed seismic acquisition services to E&P customers using ocean bottom equipment manufactured in our Systems segment. For information regarding our acquisition of OceanGeo, see Note 2 “Acquisition of Controlling Interest in OceanGeo” of Notes to Unaudited Condensed Consolidated Financial Statements contained elsewhere in this Quarterly Report on Form 10-Q.
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
Economic Conditions
Demand for our seismic data acquisition services and products has traditionally been cyclical and substantially dependent upon activity levels in the oil and gas industry, particularly our customers’ willingness and ability to expend their capital for oil and natural gas exploration and development projects. This demand is sensitive to current and expected future crude oil and natural gas prices. Crude oil prices have been a primary driver of exploration and development spending in international markets, while natural gas prices have been a primary driver of exploration and development spending in the U.S. domestic market. In the first half of 2014, West Texas Intermediate (“WTI”) spot crude oil prices remained in a range of approximately $91 to $108 per barrel, finishing the quarter near $106 per barrel. Brent crude oil prices remained in a range of approximately $104 to $115 per barrel, finishing the quarter near $111 per barrel.
Energy price forecasts are, by their nature, highly uncertain, but external reports forecast that WTI crude oil prices and Brent crude oil prices are expected to remain in price ranges of $80 to $110 and $105 to $130 per barrel, respectively, for 2014.
U.S. Henry Hub natural gas prices traded in a range of $4.00 to $6.50 per MMBtu, finishing the quarter near $4.45 per MMBtu. We believe demand for natural gas will continue to grow because it is increasingly being used to supplant coal as the preferred fuel for the generation of U.S. electric power. However, the supply of natural gas in the U.S. domestic market currently exceeds demand and this imbalance is not expected to reverse in the foreseeable future.
Despite these long-term expectations, a number of energy companies have reduced or announced their intention to reduce exploration spending in 2014, which could carry over into 2015. This reduction in exploration spending has had an impact on our results of operations for the first half of 2014, especially those of our Solutions segment. We have seen a softening of customer underwriting of our new venture programs. We continue to maintain high standards for underwriting of new projects, and have delayed certain new venture programs in the first half of the year. We now anticipate that our 2014 investments in our multi-client data library will be in the range of $70 million to $90 million.
We are also seeing a slowdown in our data processing business. During the second quarter, various customers delayed processing projects although data processing revenues were up 3% in the first half of 2014. Based on our backlog, we expect our data processing business to remain soft for the remainder of 2014, with revenues estimated to be between $25 million to $30 million per quarter. We have taken measured actions to reduce our data processing cost structure during this period.

Our business has traditionally been seasonal, with the strongest demand for our services and products often in the fourth quarter of our fiscal year. Recently, we have seen reduced levels of exploration-related spending by E&P companies, which are reportedly focusing more of their current spending towards production optimization of existing assets.
For the first half of 2014, our Solutions segment revenues decreased compared to the revenues recorded for the first half of 2013. Within the Solutions segment, new venture revenues were $58.1 million, a 29% decrease from first half 2013; data library revenues were $26.8 million, a 14% decrease; while data processing revenues were $67.0 million, a 3% increase. The decrease in new venture and data library revenues was due to the continued softness in exploration spending, while the increase in data processing revenues was due to $15.0 million of revenues recognized in the first quarter 2014 results, which related to work performed for a customer in 2013.
At June 30, 2014, our Solutions segment backlog, which consists of commitments for (i) data processing work and (ii) both multi-client new venture projects and proprietary projects by our GeoVentures group underwritten by our customers, was $57.2 million, compared with backlog of $84.4 million at December 31, 2013 and $139.2 million at June 30, 2013. The decline in backlog during the first half of 2014 was primarily due to (i) the completion of some large new ventures projects, (ii) the softening of customer underwriting for new ventures projects, and (iii) the delay of certain processing projects by customers. We anticipate that the majority of our backlog will be recognized as revenue over the remainder of 2014.
Our Software segment revenues increased for the first half of 2014 compared to the same period of 2013. This represented record revenue for our Software segment in both quarters and was the result of an increase in Orca and Gator sales in the first half of 2014.
Revenues for our Systems segment decreased primarily because we recorded no revenues from ocean bottom systems and lower sales of towed streamer products in the first half of 2014. These declines were partially offset by an increase in repair and replacement marine positioning equipment revenues.
In January 2014, we increased our ownership in OceanGeo, our seabed data acquisition joint venture, from 30% to 70%. In July 2014, we increased our ownership in OceanGeo to 100%. Our first half 2014 results include the consolidated revenues of OceanGeo for February through June. During those five months, OceanGeo recognized $46.5 million of revenues for the work performed on its five-month project in Trinidad and has been awarded their second contract offshore West Africa. This new award is for a duration of three months, beginning in late July, and is in an area where OceanGeo is pursuing several tenders for additional long-term work. We are pleased that Calypso, the next generation of our VSO ocean bottom data acquisition system, will be further deployed on OceanGeo’s next survey.
Prior to February, we accounted for our interest in OceanGeo as an equity method investment. For information regarding our acquisition of OceanGeo, see Note 2 “Acquisition of Controlling Interest in OceanGeo” of Notes to Unaudited Condensed Consolidated Financial Statements.
INOVA Geophysical reported a decrease in revenues of 18% for the six-month period from October 1, 2013 to March 31, 2014, compared to the same six-month period from October 1, 2012 to March 31, 2013. This decrease in revenues was principally due to a significant drop in vehicle sales and a decline in purchases from BGP, partially offset by an increase in rental revenues in North America and Russia. Revenues increased by 20% for the three months ended March 31, 2014 compared to three months ended March 31, 2013, primarily due to an increase in rental revenues and sales of used equipment.
It is our view that technologies that add a competitive advantage through improved imaging, cost reductions or improvements in well productivity will continue to be valued in our marketplace. We believe that our newest technologies, such as Calypso, WiBand broadband data processing technology, Orca and Narwhal and INOVA Geophysical’s newest technologies, will continue to attract customer interest, because those technologies are designed to deliver improvements in image quality within more productive delivery systems.
We remain confident that, despite current marketplace issues that we describe above, the long-term growth in demand for seismic services worldwide will continue.
Key Financial Metrics
The table below provides an overview of key financial metrics for our company as a whole and our four business segments for the three and six months ended June 30, 2014, compared to the same period of 2013. For certain tabular information on the operating results of our INOVA Geophysical joint venture, see “— Other Items — Equity in Losses of Investments.”

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenues:
Solutions:
New Venture	$25,315	$33,249	$58,053	$81,685
Data Library	13,625	21,521	26,842	30,969
Total multi-client revenues	38,940	54,770	84,895	112,654
Data Processing	23,694	33,849	66,980	65,135
Total	$62,634	$88,619	$151,875	$177,789
Systems:
Towed Streamer	$10,265	$12,570	$22,116	$26,119
Ocean Bottom Equipment	—	383	—	7,148
Other	12,140	10,895	25,137	22,428
Total	$22,405	$23,848	$47,253	$55,695
Software:
Software Systems	$9,308	$7,464	$18,462	$15,405
Services	1,225	984	2,110	1,763
Total	$10,533	$8,448	$20,572	$17,168
Ocean Bottom Services	$25,908	$—	$46,478	$—
Total	$121,480	$120,915	$266,178	$250,652
Gross profit:
Solutions	$12,269	$21,890	$45,280	$42,087
Systems	9,748	8,802	21,165	17,182
Software	7,805	5,926	15,062	12,306
Ocean Bottom Services	8,406	—	13,575	—
Total	$38,228	$36,618	$95,082	$71,575
Gross margin:
Solutions	20%	25%	30%	24%
Systems	44%	37%	45%	31%
Software	74%	70%	73%	72%
Ocean Bottom Services	32%	—%	29%	—%
Total	31%	30%	36%	29%
Income from operations:
Solutions	$(1,419)	$11,021	$17,693	$18,378
Systems	3,547	1,504	6,918	2,438
Software	5,630	4,955	10,758	10,116
Ocean Bottom Services	6,494	—	10,656	—
Corporate and other	(10,467)	(10,710)	(22,569)	(22,239)
Total	$3,785	$6,770	$23,456	$8,693
Operating margin:
Solutions	(2)%	12%	12%	10%
Systems	16%	6%	15%	4%
Software	53%	59%	52%	59%
Ocean Bottom Services	25%	—%	23%	—%
Corporate and other	(9)%	(9)%	(8)%	(9)%
Total	3%	6%	9%	3%
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
Results of Operations
Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
Our overall total net revenues of $121.5 million for the three months ended June 30, 2014 (the “Current Quarter”) increased slightly compared to total net revenues for the three months ended June 30, 2013 (the “Comparable Quarter”). Our overall gross profit percentage for the Current Quarter was 31%, compared to 30% for the Comparable Quarter. For the Current Quarter, our income from operations was $3.8 million, compared to $6.8 million for the Comparable Quarter. Net income for the Current Quarter was $1.2 million, or $0.01 per diluted share, compared to net loss of $(71.1) million, or $(0.45) per share, for the Comparable Quarter.
The Current Quarter included a non-recurring gain on the sale of our Source product line of $6.5 million, or $6.2 million, net of tax, improving earnings per share by $0.04. The Comparable Quarter included a charge to increase our accrual for loss contingency related to legal proceedings by $110.0 million, or $71.5 million, net of tax, decreasing our earnings per share by $0.45.
Net Revenues, Gross Profits and Gross Margins
Solutions — Net revenues for the Current Quarter decreased by $26.0 million, or 29%, to $62.6 million, compared to $88.6 million for the Comparable Quarter. All businesses within Solutions were down due to the continued softness of exploration spending. Gross profit decreased by $9.6 million to $12.3 million, representing a 20% gross margin, compared to $21.9 million, which represented a 25% gross margin, in the Comparable Quarter. The decrease in gross margin was due to lower volume of new ventures sales and data processing in the Current Quarter compared to the Comparable Quarter.
Systems — Net revenues for the Current Quarter decreased by $1.4 million, or 6%, to $22.4 million, compared to $23.8 million for the Comparable Quarter. Gross profit increased by $0.9 million to $9.7 million, representing a 44% gross margin, for the Current Quarter, compared to $8.8 million, representing a 37% gross margin, for the Comparable Quarter. The decrease in revenues in the Current Quarter was principally due to lower sales of positioning products; partially offset by additional repair work in the Current Quarter versus the Comparable Quarter. Gross profits and gross margin increased primarily due to cost savings from the restructuring in 2013.
Software — Net revenues for the Current Quarter increased $2.1 million, or 25%, to $10.5 million, compared to $8.4 million for the Comparable Quarter. Gross profit for the Current Quarter increased $1.9 million to $7.8 million, compared to $5.9 million, for the Comparable Quarter. The increase in revenues was due to an increase in Orca and Gator sales occurring in the Current Quarter and the favorable impact of foreign exchange rates. Gross margin of 74% in the Current Quarter increased from the 70% gross margin in the Comparable Quarter primarily due to the increase in sales volume.
Ocean Bottom Services — Net revenues for the Current Quarter were $25.9 million and gross profit was $8.4 million, representing a 32% gross margin. These revenues were related to work performed on OceanGeo’s five-month project in Trinidad.
Operating Expenses
Research, Development and Engineering — Research, development and engineering expense was $10.3 million, or 8% of net revenues, for the Current Quarter, an increase of $1.2 million compared to $9.1 million, or 8% of net revenues, for the Comparable Quarter. This increase was due to investment in our Calypso ocean bottom cable system to be used in seabed seismic data acquisition services by OceanGeo.
Marketing and Sales — Marketing and sales expense was $9.9 million, or 8% of net revenues, for the Current Quarter, an increase of $0.9 million compared to $9.0 million, or 7% of net revenues, for the Comparable Quarter. The increase was primarily due to employment-related costs to support our multi-client services.
General, Administrative and Other Operating Expenses — General, administrative and other operating expenses of $14.2 million, or 12% of net revenues, for the Current Quarter, an increase of $2.4 million compared to $11.8 million, or 10% of net revenues, for the Comparable Quarter. This increase in expenses was primarily related to the consolidation of general and administrative expenses incurred at OceanGeo.

Other Items
Interest Expense, net — Interest expense, net, was $4.9 million for the Current Quarter compared to $2.8 million for the Comparable Quarter. This increase is related to the issuance of our 8.125% Senior Secured Second-Priority Notes due 2018 (the “Notes”) in May 2013. These Notes carry a higher interest rate than the rate under our revolving line of credit indebtedness, resulting in an increase in interest expense during the Current Quarter (see “— Liquidity and Capital Resources — Sources of Capital” below).
Equity in Losses of Investments — We account for our investment in INOVA Geophysical as an equity method investment. We record our share of earnings and losses of our 49% interest in INOVA Geophysical on a one fiscal quarter lag basis. Thus, our share of INOVA Geophysical’s losses for the three months ended March 31, 2014 is included in our financial results for the Current Quarter. For the Current Quarter, we recorded our equity share of INOVA Geophysical’s losses of approximately $1.8 million, compared to the $4.7 million equity share in losses we recorded for the Comparable Quarter.
The following table reflects the summarized financial information for INOVA Geophysical for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Net revenues	$26,506	$22,095
Gross profit	$5,236	$1,808
Loss from operations	$(2,576)	$(8,511)
Net loss	$(3,634)	$(9,772)
Other Income (Expense), Net — Other income for the Current Quarter was $6.1 million compared to other expense of $107.1 million for the Comparable Quarter. This difference was primarily related to the additional accrual for loss contingency related to the WesternGeco legal proceedings of $110.0 million recorded in the Comparable Quarter. In May 2014, we sold our Source product line for $14.4 million recording a gain of $6.5 million. The historical results of this product line have not been material to our results of operations.
The following table reflects the significant items of other income (expense), net as follows (in thousands):

	Three Months Ended June 30,
	2014	2013
Accrual for loss contingency related to legal proceedings (Note 8)	$—	$(110,000)
Gain on sale of Source product line	6,522	—
Gain on sale of a cost-method investment	—	3,591
Other income (expense), net	(456)	(709)
Total other income (expense), net	$6,066	$(107,118)
Income Tax Expense (Benefit) — Income tax expense for the Current Quarter was $0.7 million compared to an income tax benefit of $38.7 million for the Comparable Quarter. Our effective tax rates for the Current Quarter and Comparable Quarter were 20.8% and 35.4%, respectively. Our effective tax rate for the Current Quarter was positively impacted by tax benefits related to the sale of the Source product line, offset by pre-tax losses of OceanGeo within certain jurisdictions for which we could not recognize a tax benefit to offset our tax expenses.
Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
Our overall total net revenues of $266.2 million for the six months ended June 30, 2014 (the “Current Period”) increased $15.5 million, or 6%, compared to total net revenues for the six months ended June 30, 2013 (the “Comparable Period”). Our overall gross profit percentage for the Current Period was 36%, compared to 29% for the Comparable Period. For the Current Period, our income from operations was $23.5 million, compared to $8.7 million for the Comparable Period. Net income for the Current Period was $77.2 million, or $0.47 per diluted share, compared to a net loss of $(69.6) million, or $(0.44) per diluted share, in the Comparable Period.
The Current Period and the Comparable Period were impacted by our loss contingency accrual related to legal proceedings. Excluding the impact of this accrual, adjusted net income for the Current Period was $1.4 million, or $0.01 per diluted share, compared to adjusted net income of $1.9 million, or $0.01 per diluted share, in the Comparable Period.

Net Revenues, Gross Profits and Gross Margins
Solutions — Net revenues for the Current Period decreased by $25.9 million, or 15%, to $151.9 million, compared to $177.8 million for the Comparable Period. New venture and data library revenues decreased due to the continued softness in exploration spending, partially offset by an increase in data processing revenues due to $15.0 million of revenues recognized in the first quarter 2014 which related to work performed for a customer in 2013.
Gross profit increased by $3.2 million to $45.3 million, representing a 30% gross margin, compared to $42.1 million, representing a 24% gross margin, in the Comparable Period. The increase in gross margin was primarily due to the additional $15.0 million of revenues recognized in the first quarter 2014 which related to work performed for a customer in 2013; partially offset by (ii) lower margins on our new venture programs in the Current Period.
Systems — Net revenues for the Current Period decreased by $8.4 million, or 15%, to $47.3 million, compared to $55.7 million for the Comparable Period. Gross profit increased by $4.0 million to $21.2 million, representing a 45% gross margin, for the Current Period compared to $17.2 million, representing a 31% gross margin, for the Comparable Period. This decrease in revenues in the Current Period was principally due to (i) no sales of ocean bottom equipment in the Current Period; (ii) lower sales positioning products; partially offset by (iii) additional repair work in the Current Period versus the Comparable Period. Gross profits and gross margin increased primarily due to cost savings from the restructuring in 2013.
Software — Net revenues for the Current Period increased by $3.4 million, or 20%, to $20.6 million, compared to $17.2 million for the Comparable Period. Gross profit for the Current Period increased $2.8 million, or 23%, to $15.1 million, compared to $12.3 million in the Comparable Period. The increase in revenues was due to an increase in Orca and Gator sales occurring in the Current Period and the favorable impact of foreign exchange rates. Gross margin of 73% in the Current Period increased slightly from the 72% gross margin in the Comparable Period.
Ocean Bottom Services — Net revenues for the Current Period were $46.5 million and gross profit was $13.6 million, representing a 29% gross margin. During the Current Period, we established a new operating segment through the acquisition of a controlling ownership interest in OceanGeo. In late January, we began consolidating OceanGeo and therefore have included OceanGeo revenues only for the period from February through the end of June 2014.
Operating Expenses
Research, Development and Engineering — Research, development and engineering expense was $19.3 million, or 7% of net revenues, for the Current Period, an increase of $0.9 million compared to $18.4 million, or 7% of net revenues, for the Comparable Period.
Marketing and Sales — Marketing and sales expense was $19.1 million, or 7% of net revenues, for the Current Period, an increase of $2.2 million compared to $16.9 million, or 7% of net revenues, for the Comparable Period. The increase was primarily due to employment-related costs to support our multi-client services.
General, Administrative and Other Operating Expenses — General, administrative and other operating expenses were $33.2 million, or 12% of net revenues, for the Current Period, an increase of $5.6 million compared to $27.6 million, or 11% of net revenues, for the Comparable Period. This increase was primarily related to the consolidation of general and administrative expenses incurred at OceanGeo. General, administrative and other operating expenses for both the Current Period and the Comparable Period include approximately $3 million of bad debt expense related to customer bankruptcies.
Other Items
Interest Expense, net — Interest expense, net, was $9.7 million for the Current Period compared to $3.8 million for the Comparable Period. This increase is directly related to the issuance of the Notes, which incur a higher interest rate and have a higher outstanding balance than the outstanding balance on our revolving line of credit in the Comparable Period (see “— Liquidity and Capital Resources — Sources of Capital” below).
Equity in Losses of Investments — We account for our investment in INOVA Geophysical as an equity method investment. We record our share of earnings and losses of our 49% interest in INOVA Geophysical on a one fiscal quarter lag basis. Thus, our share of INOVA Geophysical’s losses for the period from October 1, 2013 to March 31, 2014 was included in our financial results for the Current Period. For the Current Period, we recorded approximately $4.2 million of equity in losses of INOVA Geophysical compared to $2.9 million of equity in losses for the Comparable Period. The decrease in results was primarily attributable to reduced vibrator truck sales and revenues from rental equipment, partially offset by an increase in sales of G3i cable systems.

The following table reflects the summarized financial information for INOVA Geophysical for the six-month periods ended March 31, 2014 and 2013 (in thousands):

	Six-Month Period from October 1 through March 31,
	2014	2013
Net revenues	$66,682	$81,706
Gross profit	$10,184	$14,135
Loss from operations	$(6,243)	$(8,761)
Net loss	$(8,585)	$(6,030)
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
Other Income (Expense), Net — Other income for the Current Period was $74.6 million compared to other expense of $106.1 million for the Comparable Period. This difference was primarily related to the $69.6 million reduction of our loss contingency accrual recorded in the Current Period with respect to our WesternGeco legal proceedings compared to the $110.0 million increase of our loss contingency accrual recorded in the Comparable Period.
The following table reflects the significant items of other income (expense), net as follows (in thousands):

	Six Months Ended June 30,
	2014	2013
Reduction of (accrual for) loss contingency related to legal proceedings (Note 8)	$69,557	$(110,000)
Gain on sale of Source product line	6,522	—
Gain on sale of a cost-method investment	—	3,591
Other income (expense), net	(1,487)	318
Total other income (expense), net	$74,592	$(106,091)
Income Tax Expense (Benefit) — Income tax expense for the Current Period was $5.9 million compared to an income tax benefit of $37.5 million for the Comparable Period. Our effective tax rates for the Current Period and Comparable Period were 7.0% and 35.2%, respectively. Our effective tax rate for the Current Period was positively impacted by the change in valuation allowance related to the reduction of the legal contingency reserve, offset by the impact of pre-tax losses of OceanGeo within certain jurisdictions for which it could not recognize a tax benefit to offset its tax expenses. Excluding the change in valuation allowance, our effective tax rate for the Current Period was 35.7%. See further discussion of establishment of the deferred tax valuation allowance at Note 7 “Income Taxes” of Notes to Unaudited Condensed Consolidated Financial Statements.
Liquidity and Capital Resources
Sources of Capital
We had total liquidity of $332.8 million at June 30, 2014, consisting of $157.8 million in cash on hand and $175.0 million of unused and available capacity under our credit facility. Our cash requirements include our working capital requirements and cash required for our debt service payments, multi-client seismic data acquisition activities and capital expenditures. As of June 30, 2014, we had working capital of $229.1 million. Working capital requirements are primarily driven by our continued investment in our multi-client seismic data library ($34.3 million in the Current Period) and, to a lesser extent, our inventory purchase obligations. Also, our headcount has traditionally been a significant driver of our working capital needs. Because a significant portion of our business is involved in the planning, processing and interpretation of seismic data services, one of our largest investments is in our employees, which involves cash expenditures for their salaries, bonuses, payroll taxes and related compensation expenses. Our working capital requirements may change from time to time depending upon many factors, including our operating results and adjustments in our operating plan required in response to industry conditions, competition, acquisition opportunities and unexpected events, such as an adverse outcome in our WesternGeco litigation, which is further discussed at Part II, Item 1. “Legal Proceedings.” In recent years, our primary sources of funds have been cash flows generated from our operations, our existing cash balances, debt and equity issuances and borrowings under our revolving credit facilities. We may also incur additional indebtedness in the future.

Senior Secured Second-Priority Notes — In 2013, we sold $175.0 million aggregate principal amount of 8.125% Senior Secured Second-Priority Notes due 2018 in a private offering. The Notes are senior secured second-priority obligations, are guaranteed by our material U.S. subsidiaries (“the Notes Guarantors”), and mature on May 15, 2018. Interest on the Notes accrues at the rate of 8.125% per annum and is payable semiannually in arrears on May 15 and November 15 of each year during their term. In May 2014, the holders of the Notes exchanged their Notes for a like principal amount of registered Notes with the same terms.
On or after May 15, 2015, we may on one or more occasions redeem all or a part of the Notes at the redemption prices set forth below, plus accrued and unpaid interest and special interest, if any, on the Notes redeemed during the twelve-month period beginning on May 15th of the years indicated below:

Date	Percentage
2015	104.063%
2016	102.031%
2017 and thereafter	100.000%
For additional information regarding the terms of the Notes and related Indenture and Intercreditor Agreement, see our Current Report on Form 8-K filed with the SEC on May 13, 2013.
Revolving Line of Credit — In May 2012, we amended the terms of our senior secured credit facility with CMB (the “Credit Facility”). The First Amendment to Credit Agreement and Loan Documents (the “First Amendment”) modified certain provisions of our senior credit agreement with CMB that we had entered into in March 2010. The maturity date of any outstanding debt under the Credit Facility is March 24, 2015. We are currently considering multiple options to replace this revolving line of credit on or prior to its maturity.
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
In connection with our offering of the Notes, we entered into a consent agreement with CMB as administrative agent and lender under the Credit Facility in April 2013 that permitted us to, among other things, (i) issue the Notes and related guarantees and (ii) invest a cumulative aggregate amount of up to $100 million in OceanGeo from and after February 26, 2013.
Meeting our Liquidity Requirements
As of June 30, 2014, our total outstanding indebtedness (including capital lease obligations) was approximately $190.7 million, consisting of approximately $175.0 million outstanding Notes, $10.4 million of capital leases, $4.2 million of other bank debt and $1.0 million relating to our facility lease obligations. As of June 30, 2014, we had no borrowings outstanding under our Credit Facility.
For the Current Period, total capital expenditures, including investments in our multi-client data library, were $38.8 million. We are projecting additional capital expenditures for the remaining two quarters of 2014 to be between $40 million and $60 million. Of the total projected capital expenditures for the remaining six months of 2014, we are estimating that approximately $35 million to $55 million will be spent on investments in our multi-client data library, but we are anticipating that most of these investments will be underwritten by our customers. To the extent that our customers’ commitments do not reach an acceptable level of pre-funding, our investment in these data libraries could be significantly reduced.
We currently believe that our existing cash, cash generated from operations, our sources of working capital, and our Credit Facility will be sufficient for us to meet our anticipated cash needs for at least the next twelve months. However, certain outcomes with respect to the ongoing WesternGeco litigation could have a material adverse effect on our liquidity.

Loss Contingency — WesternGeco Lawsuit
As of June 30, 2014, we have a loss contingency of $123.8 million accrued related to the legal proceedings with WesternGeco. As described at Part II, Item 1. “Legal Proceedings,” there are possible scenarios involving an outcome in the WesternGeco lawsuit that could adversely affect our liquidity. In connection with our appeal of the trial court judgment, we arranged with sureties to post an appeal bond on our behalf in the amount of $120.0 million. The terms of the appeal bond arrangements provide the sureties the contractual right for as long as the bond is outstanding to require us to post cash collateral for up to the full amount of the bond; however, the sureties did not require cash collateral upon the posting of the appeal bond. If the sureties exercise their right to require collateral while the appeal bond is outstanding, we would intend to utilize a combination of cash on hand and undrawn balances available under our revolving line of credit. If we are required to collateralize the full amount of the bond, we might also seek additional debt and/or equity financing. The collateralization of the full amount of the bond could have an adverse effect on our liquidity. Any requirements that we collateralize the appeal bond will reduce our liquidity and may reduce the borrowings otherwise available under our Credit Facility. The current maturity date of any outstanding debt under our Credit Facility is March 2015. No assurances can be made whether our efforts to raise additional cash would be successful and, if so, on what terms and conditions, and at what cost we might be able to secure any such financing. If additional funds are raised through the issuance of debt and/or equity securities, these securities could have rights, preferences and privileges more favorable to those than our current debt or equity securities, and the terms of these securities could impose further restrictions on our operations. If we are unable to raise additional capital under these circumstances, our business, operating results and financial condition may be materially harmed.
If our efforts on appeal to reverse or reduce the verdict substantially are unsuccessful, it would likely have the effect of reducing our capital resources available to fund our operations and take advantage of certain business opportunities, which could have a material adverse effect on our business, results of operations and financial condition.
We may not ultimately prevail in the appeals process and we could be required to pay damages up to the amount of the loss contingency accrual plus any additional amount ordered by the court. Our assessment of our potential loss contingency may change in the future due to developments at the appellate court and other events, such as changes in applicable law, and such reassessment could lead to the determination that no loss contingency is probable or that a greater loss contingency is probable, which could have a material effect on our business, financial condition and results of operations. Amounts of estimated loss contingency accruals as disclosed in this Quarterly Report on Form 10-Q or elsewhere are based on currently available information and involve elements of judgment and significant uncertainties. Actual losses may exceed or be considerably less than these accrual amounts.
Cash Flow from Operating Activities
Net cash provided by operating activities was $76.7 million for the Current Period, compared to $43.4 million for the Comparable Period. Income from operations in the Current Period was higher than income from operations that was recorded for the Comparable Period. Our net cash flows provided by operating activities during the Current Period were positively impacted by significant decreases in accounts receivable due to collections in the Current Period, attributable to strong revenues in the fourth quarter of 2013, and increases in accounts payable, but were negatively impacted by an increase in unbilled receivables, and a reduction in accrued expenses related to payments on our multi-client data library royalty obligations.
Cash Flow from Investing Activities
Cash used in investing activities was $25.9 million for the Current Period, compared to $64.8 million for the Comparable Period. The principal use of cash in our investing activities during the Current Period was $34.3 million for continued investment in our multi-client data library, $4.5 million for capital expenditures related to property, plant and equipment, and a net investment in OceanGeo of $3.1 million prior to our obtaining a controlling interest. Subtracted from these sums were proceeds from the sale of our Source product line of $14.4 million. The principal uses of cash in our investing activities during the Comparable Period were $48.6 million for investment in our multi-client data library, $9.0 million of capital expenditures related to property, plant, equipment and seismic rental equipment, and $9.5 million invested in and advanced to OceanGeo offset by proceeds from the sale of a cost-method investment of $4.2 million.
Cash Flow from Financing Activities
Net cash used in financing activities was $40.9 million for the Current Period, compared to a provision of cash of $70.8 million for the Comparable Period. The net cash flow used in our financing activities during the Current Period was primarily related to the $35.0 million of net repayments on our Credit Facility and $5.6 million of payments of long-term debt. In the Comparable Period, net cash flow provided by financing activities was primarily related to $175.0 million in gross proceeds realized from the issuance of the Notes, $97.3 million of which was applied to pay down the outstanding indebtedness under our revolving line of credit. Other uses of cash in our financing activities during the Comparable Period were payments of long-term debt of $1.8 million.

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
Foreign Sales Risks
The majority of our foreign sales are denominated in United States dollars. Product revenues are allocated to geographical locations on the basis of the ultimate destination of the equipment, if known. If the ultimate destination of such equipment is not known, product revenues are allocated to the geographical location of initial shipment. Service revenues, which primarily relate to our GeoVentures division, are allocated based upon the billing location of the customer. For the Current Period and Comparable Period, international sales comprised 74% and 74%, respectively, of total net revenues. The total percentage of sales from foreign countries did not change, however, sales in Latin America grew primarily due to growth in sales to a Latin American customer, partially offset by decreased sales in Europe.

A summary of net revenues by geographic area follows (in thousands):	Six Months Ended June 30,
	2014	2013
Latin America	$87,683	$23,944
North America	68,410	64,804
Europe	47,471	118,020
Asia Pacific	27,617	10,366
Middle East	23,229	24,631
Africa	9,614	6,491
Commonwealth of Independent States (CIS)	2,154	2,396
Total	$266,178	$250,652
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion regarding our quantitative and qualitative disclosures about market risk. There have been no material changes to those disclosures during the Current Period.
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
Our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2014.
Changes in Internal Control over Financial Reporting. There was not any change in our internal control over financial reporting that occurred during the three months ended June 30, 2014, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The trial began in July 2012. A verdict was returned by the jury in August 2012, finding that we infringed the claims contained in the four patents by supplying our DigiFIN® lateral streamer control units and the related software from the United States and awarded WesternGeco the sum of $105.9 million in damages, consisting of $12.5 million in reasonable royalty and $93.4 million in lost profits.
In June 2013, the presiding judge entered a Memorandum and Order, ruling that WesternGeco is entitled to be awarded supplemental damages for the additional DigiFIN units that were supplied from the United States before and after trial that were not included in the jury verdict due to the timing of the trial. In October 2013, the judge entered another Memorandum and Order, ruling on the number of DigiFIN units that are subject to supplemental damages and also ruling that the supplemental damages applicable to the additional units should be calculated by adding together the jury’s previous reasonable royalty and lost profits damages awards per unit, resulting in supplemental damages of $73.1 million.
In April 2014, the judge entered another Order, ruling that lost profits should not have been included in the calculation of supplemental damages in the October 2013 Memorandum and Order and reducing the supplemental damages award in the case from $73.1 million to $9.4 million. In the Order, the judge also further reduced the damages award in the case by $3.0 million to reflect a settlement and license that WesternGeco entered into with a customer of ours that had purchased and used DigiFIN units that were also included in the damages amounts awarded against us.
In May 2014, the judge signed and entered a Final Judgment in the amount of $123.8 million. Also, the Final Judgment included an injunction that enjoins us, our servants, agents and anyone acting in concert with us, from supplying in or from the United States the DigiFIN product or any parts unique to the DigiFIN product, or any instrumentality no more than colorably different from any of these products or parts, for combination outside of the United States. We have conducted our business in compliance with the Court’s orders in the case, and we have reorganized our operations such that we no longer supply the DigiFIN product or any parts unique to the DigiFIN product in or from the United States.
As previously disclosed, we have taken a loss contingency accrual of $123.8 million related to this case. Post-judgment interest will continue to accrue until this legal matter is fully resolved. Our assessment of our potential loss contingency may change in the future due to developments in the case and other events, such as changes in applicable law, and such reassessment could lead to the determination that no loss contingency is probable or that a greater or lesser loss contingency is probable. Any such reassessment could have a material effect on our financial condition or results of operations.
We and WesternGeco have each appealed the Final Judgment to the United States Court of Appeals for the Federal Circuit. In order to stay the judgment during the appeal, we arranged with sureties to post an appeal bond with the trial court on our behalf in the amount of $120.0 million. The terms of the appeal bond arrangements provide the sureties the contractual right for as long as the bond is outstanding to require us to post cash collateral for up to the full amount of the bond; however, the sureties have not required cash collateral upon the posting of the appeal bond. If the sureties exercise their right to require collateral while the appeal bond is outstanding, we would intend to utilize a combination of cash on hand and undrawn balances available under our Credit Facility. If we are required to collateralize the full amount of the bond, we might also seek additional debt and/or equity financing. The collateralization of the full amount of the bond could have an adverse effect on our liquidity. Any requirement that we collateralize the appeal bond will reduce our liquidity and may reduce the borrowings otherwise available under our Credit Facility. The current maturity date of any outstanding debt under our Credit Facility is March 2015. No assurances can be made whether our efforts to raise additional cash would be successful and, if so, on what terms and conditions, and at what cost we might be able to secure any such financing. For additional discussion about our liquidity related to posting an appeal bond, see Item 2. “Management’s Discussion and Analysis — Liquidity and Capital Resources — Loss Contingency” in Part I of this Form 10-Q.
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

Item 1A. Risk Factors
This report contains or incorporates by reference statements concerning our future results and performance and other matters that are “forward-looking” statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “would,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of such terms or other comparable terminology. Examples of other forward-looking statements contained or incorporated by reference in this report include statements regarding:

•
the expected outcome of the WesternGeco litigation and future potential adverse effects on our liquidity in the event that we must collateralize our appeal bond for the full amount of the bond or are unsuccessful in our appeal of the judgment;

•	predictions of future capital expenditures for seismic activities;

•	the timing of anticipated revenues and the recognition of those revenues for financial accounting purposes;

•	future levels of spending by our customers;

•	the effects of current and future unrest in the Middle East, North Africa and other regions, including Ukraine;

•	the effects of current and future worldwide economic conditions (particularly in developing countries) and demand for oil and natural gas and seismic equipment and services;

•	the effects of ongoing and future industry consolidation, including, in particular, the effects of consolidation and vertical integration in the towed marine seismic streamers market;

•	future oil and gas commodity prices;

•	the timing of future revenue realization of anticipated orders for multi-client seismic survey projects and data processing work in our Solutions segment;

•	future levels of our capital expenditures;

•	future government regulations, particularly in the Gulf of Mexico;

•	expected net revenues, income from operations and net income;

•	expected gross margins for our products and services;

•	future benefits to be derived from OceanGeo and our INOVA Geophysical joint venture;

•	future seismic industry fundamentals, including future demand for seismic services and equipment;

•	future benefits to our customers to be derived from new products and services;

•	future benefits to be derived from our investments in technologies, joint ventures and acquired companies;

•	future growth rates for our products and services;

•	the degree and rate of future market acceptance of our new products and services;

•	expectations regarding E&P companies and seismic contractor end-users purchasing our more technologically-advanced products and services;

•	anticipated timing and success of commercialization and capabilities of products and services under development and start-up costs associated with their development;

•	future cash needs and future availability of cash to fund our operations and pay our obligations;

•	potential future acquisitions;

•	future opportunities for new products and projected research and development expenses;

•	expected continued compliance with our debt financial covenants;

•	expectations regarding realization of deferred tax assets; and

•	anticipated results with respect to certain estimates we make for financial accounting purposes.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) During the three months ended June 30, 2014, in connection with the vesting of (or lapse of restrictions on) shares of our restricted stock held by certain employees, we acquired shares of our common stock in satisfaction of tax withholding obligations that were incurred on the vesting date. The date of acquisition, number of shares and average effective acquisition price per share were as follows:

Period	(a) Total Number of Shares Acquired	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Program
April 1, 2014 to April 30, 2014	—	$—	Not applicable	Not applicable
May 1, 2014 to May 31, 2014	—	$—	Not applicable	Not applicable
June 1, 2014 to June 30, 2014	7,296	$4.17	Not applicable	Not applicable
Total	7,296	$4.17
Item 5. Other Information
None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

101
The following materials are formatted in Extensible Business Reporting Language (XBRL):(i) Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three- and six-months ended June 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three- and six-months ended June 30, 2014 and 2013, (iv) Condensed Consolidated Statements of Cash Flows for the six-months ended June 30, 2014 and 2013, (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ION GEOPHYSICAL CORPORATION

By	/s/ Gregory J. Heinlein
Gregory J. Heinlein
Senior Vice President and Chief Financial Officer
Date: August 7, 2014

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

101
The following materials are formatted in Extensible Business Reporting Language (XBRL):(i) Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three- and six-months ended June 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three- and six-months ended June 30, 2014 and 2013, (iv) Condensed Consolidated Statements of Cash Flows for the six-months ended June 30, 2014 and 2013, (v) Notes to Unaudited Condensed Consolidated Financial Statements.