Form 10-Q
period 2014-09-30
ION GEOPHYSICAL CORP
filed 2014-11-06
CIK 866609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
At October 24, 2014, there were 164,203,639 shares of common stock, par value $0.01 per share, outstanding.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS FOR FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2014	December 31, 2013
	( In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$129,847	$148,056
Accounts receivable, net	86,738	149,448
Unbilled receivables	57,477	49,468
Inventories	55,376	57,173
Prepaid expenses and other current assets	26,453	24,772
Total current assets	355,891	428,917
Deferred income tax asset	14,340	14,650
Property, plant, equipment and seismic rental equipment, net	60,365	46,684
Multi-client data library, net	243,917	238,784
Equity method investments	40,174	53,865
Goodwill	50,385	55,876
Intangible assets, net	9,191	11,247
Other assets	19,482	14,648
Total assets	$793,745	$864,671
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$5,901	$5,906
Accounts payable	30,666	22,654
Accrued expenses	75,608	84,358
Accrued multi-client data library royalties	24,416	46,460
Deferred revenue	16,495	20,682
Total current liabilities	153,086	180,060
Long-term debt, net of current maturities	179,583	214,246
Other long-term liabilities	142,776	210,602
Total liabilities	475,445	604,908
Redeemable noncontrolling interests	2,086	1,878
Equity:
Common stock, $0.01 par value; authorized 200,000,000 shares; outstanding 164,203,639 and 163,737,757 shares at September 30, 2014 and December 31, 2013, respectively, net of treasury stock	1,642	1,637
Additional paid-in capital	886,170	879,969
Accumulated deficit	(553,531)	(606,157)
Accumulated other comprehensive loss	(11,720)	(11,138)
Treasury stock, at cost, 849,539 shares at both September 30, 2014 and December 31, 2013	(6,565)	(6,565)
Total stockholders’ equity	315,996	257,746
Noncontrolling interests	218	139
Total equity	316,214	257,885
Total liabilities and equity	$793,745	$864,671
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Service revenues	$71,923	$44,679	$272,386	$224,231
Product revenues	34,617	35,159	100,332	106,259
Total net revenues	106,540	79,838	372,718	330,490
Cost of services	60,285	52,256	200,697	188,494
Cost of products	17,032	42,686	47,716	85,525
Gross profit (loss)	29,223	(15,104)	124,305	56,471
Operating expenses:
Research, development and engineering	10,910	10,288	30,254	28,665
Marketing and sales	8,480	8,416	27,610	25,364
General, administrative and other operating expenses	15,182	22,720	48,334	50,277
Total operating expenses	34,572	41,424	106,198	104,306
Income (loss) from operations	(5,349)	(56,528)	18,107	(47,835)
Interest expense, net	(5,048)	(4,281)	(14,779)	(8,103)
Equity in losses of investments	(5,558)	(5,192)	(9,027)	(10,414)
Other income (expense), net	(622)	(74,301)	73,970	(180,392)
Income (loss) before income taxes	(16,577)	(140,302)	68,271	(246,744)
Income tax expense	8,345	56,954	14,261	19,450
Net income (loss)	(24,922)	(197,256)	54,010	(266,194)
Net (income) loss attributable to noncontrolling interests	381	498	(1,384)	515
Net income (loss) attributable to ION	(24,541)	(196,758)	52,626	(265,679)
Preferred stock dividends	—	338	—	1,014
Conversion payment of preferred stock	—	5,000	—	5,000
Net income (loss) applicable to common shares	$(24,541)	$(202,096)	$52,626	$(271,693)
Net income (loss) per share:
Basic	$(0.15)	$(1.29)	$0.32	$(1.73)
Diluted	$(0.15)	$(1.29)	$0.32	$(1.73)
Weighted average number of common shares outstanding:
Basic	164,149	157,143	164,021	156,842
Diluted	164,149	157,143	164,326	156,842

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Net income (loss)	$(24,922)	$(197,256)	$54,010	$(266,194)
Other comprehensive income (loss), net of taxes, as appropriate:
Foreign currency translation adjustments	(2,632)	2,513	489	(530)
Equity interest in investees' other comprehensive income (loss)	738	(716)	(1,125)	(1,265)
Other changes in other comprehensive income	28	27	54	381
Total other comprehensive income (loss), net of taxes	(1,866)	1,824	(582)	(1,414)
Comprehensive net income (loss)	(26,788)	(195,432)	53,428	(267,608)
Comprehensive (income) loss attributable to noncontrolling interest	381	498	(1,384)	515
Comprehensive net income (loss) attributable to ION	$(26,407)	$(194,934)	$52,044	$(267,093)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$54,010	$(266,194)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization (other than multi-client data library)	20,989	13,146
Amortization of multi-client data library	46,014	50,892
Stock-based compensation expense	7,058	5,707
Equity in losses of investments	9,027	10,414
Accrual for (reduction of) loss contingency related to legal proceedings	(69,557)	181,776
Gain on sale of Source product line	(6,522)	—
Gain on sale of cost-method investment	—	(3,591)
Write-down of multi-client data library	—	5,461
Write-down of receivables from OceanGeo	—	9,157
Write-down of excess and obsolete inventory	—	21,197
Deferred income taxes	(1,536)	7,768
Change in operating assets and liabilities:
Accounts receivable	71,540	57,481
Unbilled receivables	(8,036)	6,890
Inventories	(4,272)	(13,157)
Accounts payable, accrued expenses and accrued royalties	(31,324)	(6,179)
Deferred revenue	(4,153)	(6,527)
Other assets and liabilities	3,738	4,274
Net cash provided by operating activities	86,976	78,515
Cash flows from investing activities:
Cash invested in multi-client data library	(57,340)	(86,346)
Purchase of property, plant, equipment and seismic rental assets	(6,842)	(13,539)
Repayment of (advances to) INOVA Geophysical	1,000	(8,000)
Investment in and advances to OceanGeo B.V.	(3,683)	(9,500)
Cash of OceanGeo B.V. upon acquiring a controlling interest	609	—
Net proceeds from sale of Source product line	14,394	—
Proceeds from sale of a cost-method investment	—	4,150
Investment in convertible note	—	(2,000)
Other investing activities	928	76
Net cash used in investing activities	(50,934)	(115,159)
Cash flows from financing activities:
Proceeds from issuance of notes	—	175,000
Borrowings under revolving line of credit	15,000	—
Payments under revolving line of credit	(50,000)	(97,250)
Payments on notes payable and long-term debt	(11,737)	(3,296)
Costs associated with issuance of debt	(2,126)	(6,731)
Acquisition of non-controlling interest	(6,000)	—
Payment of preferred dividends	—	(1,014)
Conversion payment of preferred stock	—	(5,000)
Proceeds from employee stock purchases and exercise of stock options	577	2,367
Other financing activities	(154)	790
Net cash (used in) provided by financing activities	(54,440)	64,866
Effect of change in foreign currency exchange rates on cash and cash equivalents	189	(608)
Net (decrease) increase in cash and cash equivalents	(18,209)	27,614
Cash and cash equivalents at beginning of period	148,056	60,971
Cash and cash equivalents at end of period	$129,847	$88,585
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1)    Basis of Presentation
The condensed consolidated balance sheet of ION Geophysical Corporation and its subsidiaries (collectively referred to as the “Company” or “ION,” unless the context otherwise requires) at December 31, 2013 has been derived from the Company’s audited consolidated financial statements at that date. The condensed consolidated balance sheet at September 30, 2014, and the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013, are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the operating results for a full year or of future operations.
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
(2)    Acquisition of OceanGeo
In February 2013, the Company acquired 30% of OceanGeo B.V. (“OceanGeo”). OceanGeo specializes in seismic acquisition operations using ocean bottom cables deployed from vessels leased by OceanGeo. In October 2013, the Company reached agreement with its joint venture partner in OceanGeo, Georadar Levantamentos Geofisicos S/A (“Georadar”), for the Company to have the option to increase its ownership percentage in OceanGeo from 30% to 70%, subject to certain conditions.
To further assist OceanGeo in acquiring backlog, in October 2013, the Company also agreed to loan OceanGeo additional funds for working capital, as necessary, up to a maximum of $25.0 million. Prior to obtaining a controlling interest in OceanGeo, the Company advanced a total of $18.9 million to OceanGeo.
In January 2014, the Company acquired an additional 40% interest in OceanGeo, through the conversion of certain outstanding amounts loaned to OceanGeo by the Company into additional equity interests of OceanGeo, bringing the Company’s total equity interest in OceanGeo to 70% and giving the Company control over OceanGeo. The Company has included in its results of operations, the results of OceanGeo from the date of the Company’s acquisition of a controlling interest.
In July 2014, the Company paid $6.0 million to Georadar for the remaining 30% of OceanGeo, increasing its equity interest in OceanGeo to 100%. In addition to the $6.0 million cash purchase price, the Company agreed to pay Georadar up to an additional $5.0 million, contingent upon the occurrence of certain future events, including the award of a future material project in 2014 and a minimal amount of vessel downtime. The Company does not believe that it will have to pay the contingent amount and, therefore, has not accrued this amount as of September 30, 2014. Since the initial investment in early 2013, the Company has invested or contributed assets totaling approximately $46.5 million to OceanGeo.
The Company acquired OceanGeo as part of its strategy to expand the range of service offerings it can provide to oil and gas exploration and production customers and to put its Calypso® seabed acquisition technology to work in a service model to meet the growing demand for seabed seismic services.

The acquisition of OceanGeo was accounted for by the acquisition method, whereby the assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date based on an income approach. The estimated fair value of the assets acquired and liabilities assumed approximated the purchase price and therefore no goodwill or bargain purchase was recognized. During the three months ended September 30, 2014, management adjusted its purchase accounting valuation estimates and, as a result, retrospectively adjusted the valuations of assets with a corresponding increase to property, plant, and equipment as of the acquisition date. The retrospective adjustments amounted to approximately $3.9 million and primarily related to revisions of estimates of recoverability of the multi-client data library. In connection with the acquisition, the Company incurred $1.3 million in acquisition-related transaction costs related to professional services and fees. These costs were expensed as incurred and were included in other income (expense), net in the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2014. As a result of consolidating OceanGeo’s results into the Company’s consolidated results of operations for the period from the acquisition date at the end of January 2014 to September 30, 2014, the Company’s results of operations include $25.0 million of OceanGeo revenues and $1.7 million of income from OceanGeo’s operations for the three months ended September 30, 2014, and $71.5 million of OceanGeo revenues and $12.3 million of income from OceanGeo’s operations for the nine months ended September 30, 2014. The following table summarizes the fair value assigned to the assets acquired and liabilities assumed, as well as the noncontrolling interest, at the acquisition date (in thousands):

Estimated Fair Value of Assets Acquired and Liabilities Assumed:
Cash and cash equivalents	$609
Accounts receivable	9,247
Prepaid expenses and other current assets	1,433
Property, plant, equipment and seismic rental equipment, net	18,474
Other assets	2,227
Total identifiable assets	31,990
Accounts payable and accrued liabilities	(13,464)
Bank loans	(6,135)
Other liabilities	(1,026)
Net assets	11,365
Noncontrolling interest	(3,410)
Total consideration	$7,955
The following summarized unaudited pro forma consolidated income statement information for the nine months ended September 30, 2014 and 2013 and for the three months ended September 30, 2013, assumes that the OceanGeo acquisition had occurred as of the beginning of the periods presented. The Company has prepared these unaudited pro forma financial results for comparative purposes only. These unaudited pro forma financial results may not be indicative of the results that would have occurred if ION had completed the acquisition as of the beginning of the periods presented or the results that may be attained in the future. Amounts presented below are in thousands, except for the per share amounts:

Pro forma Consolidated ION Income Statement Information	Three Months Ended September 30, 2013	Nine Months Ended September 30,
		2014	2013
Net revenues	$79,838	$381,902	$362,157
Income (loss) from operations	$(72,757)	$22,492	$(66,997)
Net income (loss)	$(214,305)	$55,838	$(277,612)
Net income (loss) attributable to ION	$(213,807)	$53,684	$(277,097)
Basic net income (loss) per common share	$(1.40)	$0.33	$(1.81)
Diluted net income (loss) per common share	$(1.40)	$0.33	$(1.81)
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

A summary of segment information is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenues:
Solutions:
New Venture	$18,446	$11,945	$76,499	$93,630
Data Library	3,262	5,184	30,104	36,153
Total multi-client revenues	21,708	17,129	106,603	129,783
Data Processing	24,151	26,318	91,131	91,453
Total	$45,859	$43,447	$197,734	$221,236
Systems:
Towed Streamer	$13,666	$15,342	$35,782	$41,461
Ocean Bottom Equipment	—	159	—	7,307
Other	11,029	10,766	36,166	33,194
Total	$24,695	$26,267	$71,948	$81,962
Software:
Software Systems	$9,922	$8,892	$28,384	$24,297
Services	1,088	1,232	3,198	2,995
Total	$11,010	$10,124	$31,582	$27,292
Ocean Bottom Services	$24,976	$—	$71,454	$—
Total	$106,540	$79,838	$372,718	$330,490
Gross profit (loss):
Solutions	$5,927	$(8,487)	$51,207	$33,600
Systems	10,123	(13,987)	31,288	3,195
Software	8,326	7,370	23,388	19,676
Ocean Bottom Services	4,847	—	18,422	—
Total	$29,223	$(15,104)	$124,305	$56,471
Gross margin:
Solutions	13%	(20)%	26%	15%
Systems	41%	(53)%	43%	4%
Software	76%	73%	74%	72%
Ocean Bottom Services	19%	—%	26%	—%
Total	27%	(19)%	33%	17%
Income (loss) from operations:
Solutions	$(5,960)	$(18,163)	$11,733	$215
Systems	2,917	(23,610)	9,835	(21,172)
Software	6,227	6,280	16,985	16,396
Ocean Bottom Services	1,677	—	12,333	—
Corporate and other	(10,210)	(21,035)	(32,779)	(43,274)
Income (loss) from operations	(5,349)	(56,528)	18,107	(47,835)
Interest expense, net	(5,048)	(4,281)	(14,779)	(8,103)
Equity in losses of investments	(5,558)	(5,192)	(9,027)	(10,414)
Other income (expense), net	(622)	(74,301)	73,970	(180,392)
Income (loss) before income taxes	$(16,577)	$(140,302)	$68,271	$(246,744)

(4)    Equity Method Investments
The following table reflects the change in the Company’s equity method investments during the nine months ended September 30, 2014 (in thousands):

	INOVA Geophysical	OceanGeo	Total
Investments at December 31, 2013	$51,065	$2,800	$53,865
Equity in earnings (losses) of investments	(9,765)	738	(9,027)
Advances to OceanGeo (prior to consolidation)	—	3,683	3,683
Acquisition of controlling interest (consolidation) of OceanGeo	—	(7,221)	(7,221)
Equity interest in investees' other comprehensive loss	(1,126)	—	(1,126)
Investments at September 30, 2014	$40,174	$—	$40,174
INOVA Geophysical — The Company accounts for its 49% interest in INOVA Geophysical as an equity method investment and records its share of earnings and losses of INOVA Geophysical on a one fiscal quarter lag basis. For the three and nine months ended September 30, 2014, the Company recorded its share of losses from INOVA Geophysical of $5.6 million and $9.8 million, respectively, compared to its share of losses for the corresponding periods in 2013, of $0.2 million and $3.0 million, respectively. The following table reflects the summarized financial information for INOVA Geophysical for the three months ended June 30, 2014 and 2013 and the nine-month periods from October 1, 2013 and 2012 to June 30, 2014 and 2013, respectively (in thousands):

	Three Months Ended June 30,		Nine-Month Periods from October 1 through June 30,
	2014	2013	2014	2013
Net revenues	$11,092	$61,241	$77,774	$142,947
Gross profit (loss)	$(2,164)	$12,243	$8,020	$26,378
Income (loss) from operations	$(9,851)	$1,658	$(16,094)	$(7,103)
Net loss	$(11,425)	$(488)	$(20,010)	$(6,518)
Related Party Transactions
For information regarding transactions between the Company and its equity method investees, see Note 14 “Related Party Transactions.”
(5)    Long-term Debt

Obligations (in thousands)	September 30, 2014	December 31, 2013
Senior secured second-priority notes	$175,000	$175,000
Revolving line of credit	—	35,000
Equipment capital leases	9,693	8,651
Facility capital lease obligation	791	1,501
Total	185,484	220,152
Current portion of long-term debt and lease obligations	(5,901)	(5,906)
Non-current portion of long-term debt and lease obligations	$179,583	$214,246
New Credit Facility, including Revolving Line of Credit
In August 2014, ION and its subsidiaries, ION Exploration Products (U.S.A.), Inc., I/O Marine Systems, Inc. and GX Technology Corporation (collectively, the “Subsidiary Borrowers” and together with ION, the “Borrowers”), entered into a new credit facility (the “New Credit Facility”).
The terms of the New Credit Facility are set forth in a revolving credit and security agreement dated as of August 22, 2014, among the Borrowers, the lenders party thereto and PNC Bank, National Association (“PNC”), as agent for the lenders.
The New Credit Facility replaced the Company’s prior syndicated credit facility under a credit agreement dated as of March 25, 2010, as amended, by and among ION, the subsidiary guarantors that were parties thereto and China Merchants Bank Co., Ltd., New York Branch (“CMB”), as administrative agent and lender (the “Prior Credit Facility”).

The revolving credit and security agreement contemplates maximum credit facilities of up to $175.0 million in the aggregate, consisting of (i) a revolving facility of up to $125.0 million, to which the lenders have committed $80.0 million and up to an additional $45.0 million of which is subject to the implementation of certain accordion provisions (with availability under such revolving facility subject at all times to a borrowing base and other conditions to borrowing) and (ii) an uncommitted term facility in an aggregate amount of up to $50.0 million on terms to be mutually agreed at a later date and subject to receiving commitments of lenders to such term facility.
The borrowing base for revolving credit borrowings under the New Credit Facility is calculated using a formula based on certain eligible receivables, eligible inventory and other amounts. In addition, the New Credit Facility includes a $15.0 million sublimit for the issuance of documentary and standby letters of credit. As of September 30, 2014, no amounts were drawn under the New Credit Facility. The Company expects that any amounts drawn under the New Credit Facility sooner than one year prior to the maturity of the New Credit Facility (as described below) will be classified as long-term debt.
The New Credit Facility is available for revolving credit borrowings to be used to pay fees and expenses related to the entry into the New Credit Facility and to provide for the Company’s general corporate needs, including the Company’s working capital requirements, capital expenditures, surety deposits and acquisition financing.
The interest rate on revolving credit borrowings under the New Credit Facility will be, at the Company’s option, (i) an alternate base rate equal to the highest of (a) the prime rate of PNC, (b) a federal funds effective rate plus 0.50% or (c) a LIBOR-based rate plus 1.0%, plus an applicable interest margin, or (ii) a LIBOR-based rate, plus an applicable interest margin. The revolving credit indebtedness under the New Credit Facility is scheduled to mature on the earlier of (x) August 22, 2019 or (y) the date which is 90 days prior to the maturity date of the Notes (as defined below) (or such later due date if the Notes have been refinanced).
The obligations of the Borrowers under the New Credit Facility are secured by a first-priority security interest in 100% of the stock of the Subsidiary Borrowers and 65% of the equity interests in ION International Holdings L.P. and by substantially all other assets of the Borrowers.
The revolving credit and security agreement contains covenants that, among other things, restrict the Company, subject to certain exceptions, from incurring additional indebtedness (including capital lease obligations), repurchasing equity, paying dividends or distributions, granting or incurring additional liens on the Company’s properties, pledging shares of the Company’s subsidiaries, entering into certain merger or other change-in-control transactions, entering into transactions with the Company’s affiliates, making certain sales or other dispositions of the Company’s assets, making certain investments, acquiring other businesses and entering into sale-leaseback transactions with respect to the Company’s property.
The revolving credit and security agreement requires compliance with certain financial covenants, including requirements related to ION and the Subsidiary Borrowers, measured on a rolling four quarter basis, (i) maintaining a minimum fixed charge coverage ratio of 1.1 to 1 as of the end of each fiscal quarter during the existence of a covenant testing trigger event, and (ii) not exceeding a maximum senior secured leverage ratio of 3.0 to 1 as of the end of each fiscal quarter.
The fixed charge coverage ratio is defined as the ratio of (i) ION’s EBITDA, minus unfunded capital expenditures made during the relevant period, minus distributions (including tax distributions) and dividends made during the relevant period, minus cash taxes paid during the relevant period, to (ii) certain debt payments made during the relevant period. The senior secured leverage ratio is defined as the ratio of (x) total senior funded debt to (y) ION’s EBITDA (excluding expenditures related directly to the Company’s multi-client data library). As of September 30, 2014, the Company was in compliance with these financial covenants.
The revolving credit and security agreement contains customary event of default provisions (including a “change of control” event affecting ION), the occurrence of which could lead to an acceleration of the Company’s obligations under the revolving credit and security agreement.
In connection with entering into the New Credit Facility, PNC replaced CMB as administrative agent, first lien representative for the first lien secured parties and collateral agent for the first lien secured parties under the Intercreditor Agreement (as defined below). The Company incurred $1.9 million of costs related to entering into the New Credit Facility, which are being amortized over 3.5 years. As a part of the cancellation of the Prior Credit Facility, the Company wrote-off to interest expense $0.3 million of unamortized debt issuance costs.
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
The Notes are initially jointly and severally guaranteed on a senior secured basis by each of the Company’s current material U.S. subsidiaries: GX Technology Corporation, ION Exploration Products (U.S.A.), Inc. and I/O Marine Systems, Inc. (the “Notes Guarantors”). The Notes and the guarantees are secured, subject to certain exceptions and permitted liens, by second-priority liens on substantially all of the assets that secure the indebtedness under the New Credit Facility (see “— New Credit Facility, including Revolving Line of Credit” above). The indebtedness under the Notes is effectively junior to the Company’s obligations under the New Credit Facility to the extent of the value of the collateral securing the New Credit Facility, and to any other indebtedness secured on a first-priority basis to the extent of the value of the Company’s assets subject to those first-priority security interests.
The Notes contain certain covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to take certain actions or permit certain conditions to exist during the term of the Notes. These limits apply to making certain investments, incurring additional indebtedness, selling assets, paying dividends, issuing preferred stock, carrying out mergers or consolidations, and certain other transactions. These and other restrictive covenants contained in the Indenture are subject to important exceptions and qualifications. All of the Company’s subsidiaries are currently restricted subsidiaries. As of September 30, 2014, the Company was in compliance with these covenants.
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
OceanGeo Brazil Bank Debt
In connection with the Company’s acquisition of a controlling interest in OceanGeo in the first quarter of 2014, OceanGeo’s existing debt was consolidated into the Company’s accounts. During the three months ended September 30, 2014, OceanGeo repaid this debt in full.
(6)    Net Income (Loss) per Share
Basic net income (loss) per common share is computed by dividing net income (loss) applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted net income per common share is determined based on the assumption that dilutive restricted stock and restricted stock unit awards have vested and outstanding dilutive stock options have been exercised and the aggregate proceeds were used to reacquire common stock using the average price of such common stock for the period. The total number of shares issued or reserved for future issuance under outstanding stock options at September 30, 2014 and 2013 was 9,111,725 and 7,081,950, respectively, and the total number of shares of restricted stock and shares reserved for restricted stock units outstanding at September 30, 2014 and 2013 was 1,144,432 and 763,559, respectively. All outstanding stock awards for the three months ended September 30, 2014 and the three and nine months ended September 30, 2013 were anti-dilutive.
Prior to September 30, 2013, there were 27,000 shares outstanding of the Company’s Series D Cumulative Convertible Preferred Stock (“Series D Preferred Stock”). In September 2013, the holder converted all of the outstanding shares of Series D Preferred Stock into 6,065,075 shares of common stock. The then-outstanding shares of Series D Preferred Stock were anti-dilutive for the three and nine months ended September 30, 2013.

The following table summarizes the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss) applicable to common shares	$(24,541)	$(202,096)	$52,626	$(271,693)
Weighted average number of common shares outstanding	164,149	157,143	164,021	156,842
Effect of dilutive stock awards	—	—	305	—
Weighted average number of diluted common shares outstanding	164,149	157,143	164,326	156,842
Basic net income (loss) per share	$(0.15)	$(1.29)	$0.32	$(1.73)
Diluted net income (loss) per share	$(0.15)	$(1.29)	$0.32	$(1.73)
(7)    Income Taxes
The Company maintains a valuation allowance for substantially all of its deferred tax assets. The valuation allowance is calculated in accordance with the provisions of the Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification Topic 740 “Income Taxes,” which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. In the event the Company’s expectations of future operating results change, the valuation allowance may need to be adjusted upward or downward. As of September 30, 2014, the Company’s unreserved net U.S. deferred tax assets totaled $3.9 million. These existing unreserved deferred tax assets are currently considered to be “more likely than not” realized.
The Company’s effective tax rates for the three months ended September 30, 2014 and 2013 were (50.3)% and (40.6)%, respectively, and for the nine months ended September 30, 2014 and 2013 were 20.9% and (7.9)%, respectively. The Company’s effective tax rate for the nine months ended September 30, 2014 was positively impacted by the change in valuation allowance related to the reduction of the legal contingency reserve. The Company’s income tax expense for the three and nine months ended September 30, 2014 relates to income from the Company’s non-U.S. businesses, including OceanGeo. This foreign tax expense has not been offset by the tax benefits on losses within the U.S. and other jurisdictions, from which the Company cannot currently benefit.
The Company has approximately $2.2 million of unrecognized tax benefits and does not expect to recognize significant increases in unrecognized tax benefits during the next 12-month period. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense.
As of September 30, 2014, the Company’s U.S. federal tax returns for 2007 and subsequent years remain subject to examination by tax authorities. The Company is no longer subject to U.S. Internal Revenue Service (“IRS”) examination for periods prior to 2007, although carryforward attributes that were generated prior to 2007 may still be adjusted upon examination by the IRS if they either have been or will be used in an open year. In the Company’s foreign tax jurisdictions, tax returns for 2010 and subsequent years generally remain open to examination.
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
The Company and WesternGeco have each appealed the Final Judgment to the United States Court of Appeals for the Federal Circuit. The Company filed its appeal brief on September 4, 2014. WesternGeco’s appeal brief was filed on October 21, 2014. Oral arguments have not been scheduled as of the date of this Quarterly Report on Form 10-Q.
In order to stay the judgment during the appeal, the Company arranged with sureties to post an appeal bond with the trial court on the Company’s behalf in the amount of $120.0 million. The terms of the appeal bond arrangements provide the sureties the contractual right for as long as the bond is outstanding to require the Company to post cash collateral for up to the full amount of the bond; however, the sureties did not require cash collateral upon the posting of the appeal bond. If the sureties exercise their right to require collateral while the appeal bond is outstanding, the Company would intend to utilize a combination of cash on hand and undrawn balances available under the Company’s New Credit Facility. If the Company is required to collateralize the full amount of the bond, the Company might also seek additional debt and/or equity financing. The collateralization of the full amount of the bond could have an adverse effect on the Company’s liquidity. Any requirements that the Company collateralize the appeal bond will reduce its liquidity and may reduce the amount otherwise available to be borrowed under its New Credit Facility. No assurances can be made whether the Company’s efforts to raise additional cash would be successful and, if so, on what terms and conditions, and at what cost the Company might be able to secure any such financing. The Company will incur fees of approximately $2.0 million per year to maintain the appeal bond until such time as the appeal bond is no longer required.
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
(9)    Other Income (Expense), Net
A summary of other income (expense), net is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Reduction of (accrual for) loss contingency related to legal proceedings (Note 8)	$—	$(71,776)	$69,557	$(181,776)
Gain on sale of product line(1)	—	—	6,522	—
Gain on sale of a cost-method investment	—	—	—	3,591
Other expense, net	(622)	(2,525)	(2,109)	(2,207)
Total other income (expense), net	$(622)	$(74,301)	$73,970	$(180,392)

(1)
In May 2014, the Company sold its Source product line for approximately $14.4 million, net of transaction fees, recording a gain of approximately $6.5 million before taxes. As a part of this transaction, the Company reduced Goodwill on the Marine reporting unit by $5.1 million. The historical results of this product line have not been material to the Company’s results of operations.

(10)    Details of Selected Balance Sheet Accounts
Inventories

A summary of inventories is as follows (in thousands):	September 30, 2014	December 31, 2013
Raw materials and subassemblies	$40,970	$54,168
Work-in-process	11,879	2,297
Finished goods	26,977	33,263
Reserve for excess and obsolete inventories	(24,450)	(32,555)
Total	$55,376	$57,173

Other Long-term Liabilities

A summary of other long-term liabilities is as follows (in thousands):	September 30, 2014	December 31, 2013
Accrual for loss contingency related to legal proceedings (Note 8)	$123,770	$193,327
Deferred rents	12,277	8,822
Facility abandonment restructuring accrual	4,211	4,837
Other long-term liabilities	2,518	3,616
Total	$142,776	$210,602
(11)    Accumulated Other Comprehensive Income (Loss)
A summary of changes in accumulated other comprehensive loss by component is as follows (in thousands):

	Foreign currency translation adjustments	Equity interest in investees’ other comprehensive income (loss)	Other changes in other comprehensive income (loss)	Total
Accumulated other comprehensive loss at December 31, 2013	$(11,923)	$841	$(56)	$(11,138)
Net current-period other comprehensive income (loss)	489	(1,125)	54	(582)
Accumulated other comprehensive loss at September 30, 2014	$(11,434)	$(284)	$(2)	$(11,720)

(12)    Supplemental Cash Flow Information and Non-cash Activity
A summary of non-cash items from investing and financing activities is as follows (in thousands):

	Nine Months Ended September 30,
	2014	2013
Cash paid during the period for:
Interest	$9,087	$2,042
Income taxes	$12,008	$13,778
Non-cash items from investing and financing activities:
Purchases of computer equipment financed through capital leases	$5,768	$5,962
Leasehold improvement paid by landlord	$—	$5,000
Conversion of investment in a convertible note to equity	$3,151	$6,765
Transfer of inventory to property, plant, equipment and seismic rental equipment	$3,039	$1,471
Investment in multi-client data library financed through trade payables	$1,298	$—
Purchases of property, plant, and equipment and seismic rental equipment financed through accounts payable	$—	$835
(13)    Fair Value of Financial Instruments
Authoritative guidance on fair value measurements defines fair value, establishes a framework for measuring fair value and stipulates the related disclosure requirements. The Company follows a three-level hierarchy, prioritizing and defining the types of inputs used to measure fair value.
Investment in Convertible Note. In March 2012, the Company and a privately owned U.S.-based technology company entered into an agreement for the Company to make available to the technology company a credit facility in an amount of up to $4.0 million. The credit facility has since been amended such that the current maturity date is March 2015, the annual interest rate is 0.25%, and the conversion provision allows for conversion of any or all of the outstanding balance of the promissory note under the credit facility into an amount of common shares of the technology company up to 19.5% of the total outstanding shares of the company.

In September 2014, the Company converted $3.2 million of the balance of the note into 688,000 common shares of the investee, which resulted in a post-conversion equity ownership percentage interest in the investee of 19.5%. This investment continues to be accounted for as a cost method investment and is included in Other assets. Prior to conversion, the note and accrued interest had a fair value that approximated its book value resulting in no realized gain or loss on this conversion. The Company performed a fair value analysis with respect to its investment in the convertible note and interest using Level 3 inputs. These inputs included a market approach, including terms and likelihood of an investment event.
As of September 30, 2014, $1.1 million of principal and accrued interest remains outstanding under this credit arrangement and the fair value of this investment approximated its book value, including the accrued interest.
Fair Value of Other Financial Instruments. Due to their highly liquid nature, the amount of the Company’s other financial instruments, including cash and cash equivalents, accounts and unbilled receivables, notes receivable, accounts payable, and accrued multi-client data library royalties, represent their approximate fair value.
The carrying amounts of the Company’s long-term debt as of September 30, 2014 and December 31, 2013 were $185.5 million and $220.2 million, respectively, compared to its fair values of $176.7 million and $190.4 million as of September 30, 2014 and December 31, 2013, respectively. The fair value of the long-term debt was calculated using Level 1 inputs, including an active market price.
The Company’s cost method investment for which quoted market prices are not available are recorded at cost and reviewed periodically if there are events or changes in circumstances that may have a significant adverse effect on the fair value of the investments.
(14)    Related Party Transactions
BGP Inc. (“BGP”) owned approximately 14.5% of the Company’s outstanding common stock as of September 30, 2014. For the nine months ended September 30, 2014 and 2013, the Company recorded revenues from BGP of $5.1 million and $5.3 million, respectively. Total receivables due from BGP were $1.0 million at September 30, 2014.
In July 2013, the Company agreed to lend up to $10.0 million to INOVA Geophysical, and received a promissory note issued by INOVA Geophysical to the order of the Company, which was originally scheduled to mature on September 30, 2013. The maturity date of the promissory note has since been extended to December 31, 2014. The loan was made by the Company to support certain short-term working capital needs of INOVA Geophysical. The indebtedness under the note accrues interest at an annual rate equal to the London Interbank Offered Rate plus 650 basis points. In 2013, the Company advanced the full principal amount of $10.0 million to INOVA Geophysical under the promissory note. INOVA Geophysical has repaid a total of $6.0 million, of which $4.0 million remains outstanding at September 30, 2014. This balance is included in Prepaid expenses and other current assets.
With the Prior Credit Facility being replaced by the New Credit Facility in August 2014, INOVA no longer provides a bank stand-by letter of credit as credit support for the Company’s obligations under the New Credit Facility. For further information regarding our New Credit Facility, see Note 5 “Long-term Debt.”
(15)    Polarcus Alliance
In June 2013, the Company entered into an alliance (the “Polarcus Alliance”) with Polarcus MC Ltd., a Cayman Islands limited liability company, (“Polarcus”) in order to collaborate on 3D multi-client data library projects. The premise of the Polarcus Alliance is for towed-streamer seismic services and other related services to be provided by Polarcus and data processing and reservoir services to be provided by the Company. Under the Polarcus Alliance, each party can identify and propose potential project opportunities to the other party, which the other party then has the option to propose amendments to the potential project and accept or reject participation in the proposed project.
Under the Polarcus Alliance, the Company is currently participating in one project, offshore Ireland, that was proposed by Polarcus and accepted by the Company. Acquisition started and completed in the third quarter of 2014. This project is currently in the data processing phase. The transactions related to this project are included within the Company’s consolidated results of operations, financial position and cash flows and are immaterial.
The activities of each project under the Polarcus Alliance are accounted for consistent with our accounting policies related to the Company’s multi-client data library, except that the Company only records revenue at the Company’s agreed sharing ratio of each project and capitalizes its agreed share of the direct project costs. When the current project is complete, the Company will have increased its multi-client data library by its share of the total direct project costs.
The Company periodically settles any differences between actual payments for direct project costs made by each company and the agreed sharing ratio on a specific project through cash payments between the companies. As a result, the Company may build up a payable and/or receivable balance with Polarcus to be settled at a later date.
(16)    Recent Accounting Pronouncements
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
(17)    Condensed Consolidating Financial Information
In 2013, the Company sold $175.0 million aggregate principal amount of its 8.125% Senior Secured Second-Priority Notes due 2018. The Notes were issued by ION Geophysical Corporation and are guaranteed by the Company’s current material U.S. subsidiaries: GX Technology Corporation, ION Exploration Products (U.S.A.), Inc. and I/O Marine Systems, Inc. (“the Guarantors”), which are 100-percent-owned subsidiaries. The Guarantors have fully and unconditionally guaranteed the payment obligations of ION Geophysical Corporation with respect to these debt securities. The following condensed consolidating financial information presents the results of operations, financial position and cash flows for:

•	ION Geophysical Corporation and the Guarantors (in each case, reflecting investments in subsidiaries utilizing the equity method of accounting).

•	All other subsidiaries of ION Geophysical Corporation that are not Guarantors.

•	The consolidating adjustments necessary to present ION Geophysical Corporation’s results on a consolidated basis.
This condensed consolidating financial information should be read in conjunction with the accompanying consolidated financial statements and notes.

	September 30, 2014
Balance Sheet	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$84,294	$—	$45,553	$—	$129,847
Accounts receivable, net	1,529	36,502	48,707	—	86,738
Unbilled receivables	—	42,059	15,418	—	57,477
Inventories	—	3,151	52,225	—	55,376
Prepaid expenses and other current assets	11,585	3,500	13,138	(1,770)	26,453
Total current assets	97,408	85,212	175,041	(1,770)	355,891
Deferred income tax asset	6,499	6,675	760	406	14,340
Property, plant, equipment and seismic rental equipment, net	6,547	28,832	24,986	—	60,365
Multi-client data library, net	—	219,251	24,666	—	243,917
Equity method investments	40,174	—	—	—	40,174
Investment in subsidiaries	796,608	280,302	—	(1,076,910)	—
Goodwill	—	21,884	28,501	—	50,385
Intangible assets, net	—	6,752	2,439	—	9,191
Intercompany receivables	35,192	—	—	(35,192)	—
Other assets	17,624	197	1,661	—	19,482
Total assets	$1,000,052	$649,105	$258,054	$(1,113,466)	$793,745
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$4,901	$1,000	$—	$5,901
Accounts payable	1,886	12,443	16,337	—	30,666
Accrued expenses	14,214	42,489	19,988	(1,083)	75,608
Accrued multi-client data library royalties	—	23,800	616	—	24,416
Deferred revenue	—	13,707	2,788	—	16,495
Total current liabilities	16,100	97,340	40,729	(1,083)	153,086
Long-term debt, net of current maturities	175,000	4,444	139	—	179,583
Intercompany payables	490,127	34,963	229	(525,319)	—
Other long-term liabilities	2,829	130,775	9,455	(283)	142,776
Total liabilities	684,056	267,522	50,552	(526,685)	475,445
Redeemable noncontrolling interests	—	—	2,086	—	2,086
Equity:
Common stock	1,642	290,460	5,787	(296,247)	1,642
Additional paid-in capital	886,170	175,005	247,585	(422,590)	886,170
Accumulated earnings (deficit)	(553,531)	334,625	28,126	(362,751)	(553,531)
Accumulated other comprehensive income (loss)	(11,720)	6,736	(11,416)	4,680	(11,720)
Due from ION Geophysical Corporation	—	(425,243)	(64,884)	490,127	—
Treasury stock	(6,565)	—	—	—	(6,565)
Total stockholders’ equity	315,996	381,583	205,198	(586,781)	315,996
Noncontrolling interests	—	—	218	—	218
Total equity	315,996	381,583	205,416	(586,781)	316,214
Total liabilities and equity	$1,000,052	$649,105	$258,054	$(1,113,466)	$793,745

	December 31, 2013
Balance Sheet	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$124,701	$—	$23,355	$—	$148,056
Accounts receivable, net	1,874	99,547	48,027	—	149,448
Unbilled receivables	—	33,490	15,978	—	49,468
Inventories	—	6,595	50,578	—	57,173
Prepaid expenses and other current assets	12,888	5,030	7,438	(584)	24,772
Total current assets	139,463	144,662	145,376	(584)	428,917
Deferred income tax asset	6,513	6,960	489	688	14,650
Property, plant, equipment and seismic rental equipment, net	6,440	29,845	10,399	—	46,684
Multi-client data library, net	—	212,572	26,212	—	238,784
Equity method investments	51,065	—	2,800	—	53,865
Investment in subsidiaries	699,695	248,482	—	(948,177)	—
Goodwill	—	26,984	28,892	—	55,876
Intangible assets, net	—	8,246	3,001	—	11,247
Intercompany receivables	8,313	13,419	—	(21,732)	—
Other assets	14,315	56	24,262	(23,985)	14,648
Total assets	$925,804	$691,226	$241,431	$(993,790)	$864,671
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$4,716	$1,190	$—	$5,906
Accounts payable	3,515	11,741	7,364	34	22,654
Accrued expenses	16,652	54,250	13,392	64	84,358
Accrued multi-client data library royalties	—	45,921	539	—	46,460
Deferred revenue	—	16,387	4,295	—	20,682
Total current liabilities	20,167	133,015	26,780	98	180,060
Long-term debt, net of current maturities	210,000	3,655	591	—	214,246
Intercompany payables	426,134	—	21,732	(447,866)	—
Other long-term liabilities	11,757	214,211	8,637	(24,003)	210,602
Total liabilities	668,058	350,881	57,740	(471,771)	604,908
Redeemable noncontrolling interests	—	—	1,878	—	1,878
Equity:
Common stock	1,637	290,460	19,138	(309,598)	1,637
Additional paid-in capital	879,969	180,700	235,381	(416,081)	879,969
Accumulated earnings (deficit)	(606,157)	232,186	(4,010)	(228,176)	(606,157)
Accumulated other comprehensive income (loss)	(11,138)	6,218	(11,920)	5,702	(11,138)
Due from ION Geophysical Corporation	—	(369,219)	(56,915)	426,134	—
Treasury stock	(6,565)	—	—	—	(6,565)
Total stockholders’ equity	257,746	340,345	181,674	(522,019)	257,746
Noncontrolling interests	—	—	139	—	139
Total equity	257,746	340,345	181,813	(522,019)	257,885
Total liabilities and equity	$925,804	$691,226	$241,431	$(993,790)	$864,671

	Three Months Ended September 30, 2014
Income Statement	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Net revenues	$—	$33,344	$73,947	$(751)	$106,540
Cost of sales	—	32,447	45,621	(751)	77,317
Gross profit	—	897	28,326	—	29,223
Total operating expenses	7,599	15,357	11,616	—	34,572
Income (loss) from operations	(7,599)	(14,460)	16,710	—	(5,349)
Interest expense, net	(4,931)	(58)	(59)	—	(5,048)
Intercompany interest, net	(90)	566	(476)	—	—
Equity in earnings (losses) of investments	(12,131)	8,500	—	(1,927)	(5,558)
Other income (expense)	(17)	21	(626)	—	(622)
Net income (loss) before income taxes	(24,768)	(5,431)	15,549	(1,927)	(16,577)
Income tax expense (benefit)	(227)	800	7,772	—	8,345
Net income (loss)	(24,541)	(6,231)	7,777	(1,927)	(24,922)
Net loss attributable to noncontrolling interests	—	—	381	—	381
Net income (loss) applicable to common shares	$(24,541)	$(6,231)	$8,158	$(1,927)	$(24,541)
Comprehensive net income (loss)	$(26,407)	$(8,838)	$5,168	$3,289	$(26,788)
Comprehensive income attributable to noncontrolling interest	—	—	381	—	381
Comprehensive net income (loss) attributable to ION	$(26,407)	$(8,838)	$5,549	$3,289	$(26,407)

	Three Months Ended September 30, 2013
Income Statement	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Net revenues	$—	$33,039	$47,516	$(717)	$79,838
Cost of sales	—	46,983	48,676	(717)	94,942
Gross loss	—	(13,944)	(1,160)	—	(15,104)
Total operating expenses	8,579	13,648	19,197	—	41,424
Loss from operations	(8,579)	(27,592)	(20,357)	—	(56,528)
Interest expense, net	(4,185)	(51)	(45)	—	(4,281)
Intercompany interest, net	(554)	1,497	(943)	—	—
Equity in losses of investments	(115,911)	(29,066)	(5,030)	144,815	(5,192)
Other expense	(1,562)	(71,886)	(853)	—	(74,301)
Net loss before income taxes	(130,791)	(127,098)	(27,228)	144,815	(140,302)
Income tax expense (benefit)	65,967	(12,459)	3,446	—	56,954
Net loss	(196,758)	(114,639)	(30,674)	144,815	(197,256)
Net loss attributable to noncontrolling interests	—	—	498	—	498
Net loss attributable to ION	(196,758)	(114,639)	(30,176)	144,815	(196,758)
Preferred stock dividends	5,338	—	—	—	5,338
Net loss applicable to common shares	$(202,096)	$(114,639)	$(30,176)	$144,815	$(202,096)
Comprehensive net loss	$(194,934)	$(115,371)	$(24,404)	$139,277	$(195,432)
Comprehensive loss attributable to noncontrolling interest	—	—	498	—	498
Comprehensive net loss attributable to ION	$(194,934)	$(115,371)	$(23,906)	$139,277	$(194,934)

	Nine Months Ended September 30, 2014
Income Statement	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Net revenues	$—	$159,347	$215,400	$(2,029)	$372,718
Cost of sales	—	117,461	132,981	(2,029)	248,413
Gross profit	—	41,886	82,419	—	124,305
Total operating expenses	24,138	45,938	36,122	—	106,198
Income (loss) from operations	(24,138)	(4,052)	46,297	—	18,107
Interest expense, net	(13,962)	(148)	(669)	—	(14,779)
Intercompany interest, net	(234)	1,519	(1,285)	—	—
Equity in earnings (losses) of investments	92,195	32,615	738	(134,575)	(9,027)
Other income (expense)	(1,231)	73,504	1,697	—	73,970
Net income before income taxes	52,630	103,438	46,778	(134,575)	68,271
Income tax expense	4	999	13,258	—	14,261
Net income	52,626	102,439	33,520	(134,575)	54,010
Net income attributable to noncontrolling interests	—	—	(1,384)	—	(1,384)
Net income applicable to common shares	$52,626	$102,439	$32,136	$(134,575)	$52,626
Comprehensive net income	$52,044	$102,957	$34,024	$(135,597)	$53,428
Comprehensive income attributable to noncontrolling interest	—	—	(1,384)	—	(1,384)
Comprehensive net income attributable to ION	$52,044	$102,957	$32,640	$(135,597)	$52,044

	Nine Months Ended September 30, 2013
Income Statement	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Net revenues	$—	$183,414	$148,120	$(1,044)	$330,490
Cost of sales	—	162,838	112,225	(1,044)	274,019
Gross profit	—	20,576	35,895	—	56,471
Total operating expenses	23,995	44,260	36,051	—	104,306
Loss from operations	(23,995)	(23,684)	(156)	—	(47,835)
Interest expense, net	(7,926)	(18)	(159)	—	(8,103)
Intercompany interest, net	(344)	951	(607)	—	—
Equity in losses of investments	(217,748)	(19,335)	(7,376)	234,045	(10,414)
Other income (expense)	2,335	(181,907)	(820)	—	(180,392)
Net loss before income taxes	(247,678)	(223,993)	(9,118)	234,045	(246,744)
Income tax expense (benefit)	18,001	(11,231)	12,680	—	19,450
Net loss	(265,679)	(212,762)	(21,798)	234,045	(266,194)
Net loss attributable to noncontrolling interests	—	—	515	—	515
Net loss attributable to ION	(265,679)	(212,762)	(21,283)	234,045	(265,679)
Preferred stock dividends	6,014	—	—	—	6,014
Net loss applicable to common shares	$(271,693)	$(212,762)	$(21,283)	$234,045	$(271,693)
Comprehensive net loss	$(267,093)	$(213,491)	$(22,412)	$235,388	$(267,608)
Comprehensive loss attributable to noncontrolling interest	—	—	515	—	515
Comprehensive net loss attributable to ION	$(267,093)	$(213,491)	$(21,897)	$235,388	$(267,093)

	Nine Months Ended September 30, 2014
Statement of Cash Flows	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(40,896)	$63,588	$64,284	$—	$86,976
Cash flows from investing activities:
Cash invested in multi-client data library	—	(57,192)	(148)	—	(57,340)
Purchase of property, plant, equipment and seismic rental equipment	(1,501)	(4,165)	(1,176)	—	(6,842)
Repayment of advances to INOVA Geophysical	1,000	—	—	—	1,000
Investment in and advances to OceanGeo B.V.	—	—	(3,683)	—	(3,683)
Cash of OceanGeo B.V. upon acquiring a controlling interest	—	—	609	—	609
Net proceeds from sale of Source product line	—	9,881	4,513	—	14,394
Other investing activities	579	—	349	—	928
Net cash provided by (used in) investing activities	78	(51,476)	464	—	(50,934)
Cash flows from financing activities:
Payments under revolving line of credit	(50,000)	—	—	—	(50,000)
Borrowings under revolving line of credit	15,000	—	—	—	15,000
Payments on notes payable and long-term debt	—	(4,470)	(7,267)	—	(11,737)
Costs associated with issuance of debt	(2,126)	—	—	—	(2,126)
Capital contribution from affiliate	—	—	—	—	—
Intercompany lending	37,114	(7,642)	(29,472)	—	—
Acquisition of non-controlling interest	—	—	(6,000)		(6,000)
Proceeds from employee stock purchases and exercise of stock options	577	—	—	—	577
Other financing activities	(154)	—	—	—	(154)
Net cash provided by (used in) financing activities	411	(12,112)	(42,739)	—	(54,440)
Effect of change in foreign currency exchange rates on cash and cash equivalents	—	—	189	—	189
Net increase (decrease) in cash and cash equivalents	(40,407)	—	22,198	—	(18,209)
Cash and cash equivalents at beginning of period	124,701	—	23,355	—	148,056
Cash and cash equivalents at end of period	$84,294	$—	$45,553	$—	$129,847

	Nine Months Ended September 30, 2013
Statement of Cash Flows	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(46,655)	$66,645	$58,525	$—	$78,515
Cash flows from investing activities:
Cash invested in multi-client data library	—	(83,884)	(2,462)	—	(86,346)
Purchase of property, plant, equipment and seismic rental equipment	(1,965)	(7,132)	(4,442)	—	(13,539)
Net advances to INOVA Geophysical	(8,000)	—	—	—	(8,000)
Investment in and advances to OceanGeo B.V.	—	—	(9,500)	—	(9,500)
Proceeds from sale of a cost method investment	4,150	—	—	—	4,150
Investment in convertible notes	(2,000)	—	—	—	(2,000)
Capital contribution to affiliate	(5,695)	(7,897)	—	13,592	—
Other investing activities	—	76	—	—	76
Net cash used in investing activities	(13,510)	(98,837)	(16,404)	13,592	(115,159)
Cash flows from financing activities:
Proceeds from issuance of notes	175,000	—	—	—	175,000
Payments under revolving line of credit	(97,250)	—	—	—	(97,250)
Payments on notes payable and long-term debt	—	(2,516)	(780)	—	(3,296)
Cost associated with issuance of notes	(6,731)	—	—	—	(6,731)
Capital contribution from affiliate	—	5,695	7,897	(13,592)	—
Intercompany lending	2,371	29,013	(31,384)	—	—
Payment of preferred dividends	(6,014)	—	—	—	(6,014)
Proceeds from employee stock purchases and exercise of stock options	2,367	—	—	—	2,367
Other financing activities	790	—	—	—	790
Net cash provided by (used in) financing activities	70,533	32,192	(24,267)	(13,592)	64,866
Effect of change in foreign currency exchange rates on cash and cash equivalents	—	—	(608)	—	(608)
Net increase in cash and cash equivalents	10,368	—	17,246	—	27,614
Cash and cash equivalents at beginning of period	30,343	—	30,628		60,971
Cash and cash equivalents at end of period	$40,711	$—	$47,874	$—	$88,585

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
We are a global, technology-focused company that provides geophysical technology, services and solutions to the global oil and gas industry. Our offerings are designed to allow oil and gas exploration and production (“E&P”) companies to obtain higher resolution images of the earth’s subsurface during exploration, exploitation and production operations to reduce the risk in exploration and reservoir development, and to enable seismic contractors to acquire geophysical data safely and efficiently. We acquire and process seismic data from seismic surveys in regional data programs, which then become part of our seismic data library. The seismic surveys for our data library business are pre-funded, or underwritten, in part by our customers, and, with the exception of OceanGeo B.V. (“OceanGeo”), our seabed data acquisition business, we contract with third party seismic data acquisition companies to shoot and acquire the seismic data, all of which is intended to minimize our risk exposure in offshore and onshore operations around the world. We serve customers in all major energy producing regions of the world from strategically located offices in 21 cities on six continents.
Seismic imaging plays a fundamental role in hydrocarbon exploration and reservoir development by delineating structures, rock types and fluid locations in the subsurface. This is perhaps the most critical element in a successful oil and gas exploration program, yet it is a relatively small percentage of the total exploration and development spend. Our services, technologies and products are used by E&P companies and seismic acquisition contractors to generate high-resolution images of the Earth’s subsurface to identify sources of hydrocarbons and pinpoint drilling locations for wells, which can be costly and involve high risk.
For over 45 years we have been engaged in providing innovative seismic data acquisition technology, such as full-wave imaging capability with VectorSeis products, the ability to record seismic data from basins that underlie ice fields in polar regions and cableless seismic techniques. The advanced technologies we currently offer include our Orca command and control software, our WiBand data processing technology, our Calypso seabed seismic acquisition system, our Narwhal offshore ice management system and INOVA Geophysical’s cableless Hawk land system and G3i cabled system, and other technologies, each of which is designed to deliver improvements in both image quality and productivity. We have more than 550 patents and pending patent applications in various countries around the world. Approximately 50% of our employees are involved in technical roles and over 20% of our employees have advanced degrees.
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
Our GXT Imaging Solutions group offers processing and imaging services designed to help our E&P customers reduce exploration and production risk, evaluate and develop reservoirs, and increase production. GXT develops a series of subsurface images by applying its processing technology to data owned or licensed by its customers and also provides its customers with support services (including onboard seismic vessel systems), such as data pre-conditioning for imaging, and outsourced management (including quality control) of seismic data acquisition and image processing services. The revenues from these services comprise our data processing revenues. We maintain more than 16 petabytes of seismic data digital information storage in 12 global data centers, including our largest data center in Houston.

Together, our Solutions business focuses on providing services and products for: challenging environments, such as the Arctic frontier; complex and hard-to-image geologies, such as deepwater subsurface salt formations in the Gulf of Mexico and offshore West Africa and Brazil; unconventional reservoirs, such as those found in shale, tight gas and oil sands formations; and offshore basin-wide seismic data and imaging programs. Since 2002, our basin exploration seismic data programs have resulted in a substantial data library that covers significant portions of many of the frontier basins in the world, including offshore East and West Africa, India, South America, the Arctic, the deepwater Gulf of Mexico and Australia.
Software. Our Software business provides command and control software systems and related services for navigation and data management involving towed marine streamer and seabed operations. Our proprietary software, with over 13 million lines of code, is installed on towed streamer marine vessels worldwide and is a component of many re-deployable and permanent seabed monitoring systems. Through our Software business, we provide technology designed to facilitate marine imaging, seabed imaging and survey design, planning and optimization.
In 2013, we announced the launch of our Narwhal system, which is designed to enable operators to gather, monitor, and analyze data from various sources, including satellite imagery, ice charts, radar, manual observations, wind and ocean currents, in order to forecast weather and predict ice movements in the harsh environments of the Arctic. We believe that this system will give operators the ability to better track, forecast, and monitor potential ice threats, and thereby make informed, proactive decisions to ensure the safety of individuals, assets, and the environment, including marine mammals, while minimizing operational downtime.
Systems. Our Systems business is engaged in the manufacture of (i) re-deployable ocean bottom cable seismic data acquisition systems and shipboard recorders; (ii) marine towed streamer positioning and control systems; and (iii) analog geophone sensors.
Ocean Bottom Services. Through our acquisition of OceanGeo, we provide seabed seismic acquisition services to E&P customers using ocean bottom equipment manufactured in our Systems segment. For information regarding our acquisition of OceanGeo, see Note 2 “Acquisition of OceanGeo” of Notes to Unaudited Condensed Consolidated Financial Statements contained elsewhere in this Quarterly Report on Form 10-Q.
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
Macroeconomic Conditions
Demand for our products and services is cyclical and dependent upon activity levels in the oil and gas industry, particularly our customers’ willingness to invest capital in the exploration for oil and natural gas. Our customers’ capital spending programs are generally based on their outlook for near-term and long-term commodity prices, economic growth, commodity demand and estimates of resource production.
In 2013, we started seeing decreased spending on exploration by E&P companies, which are reportedly focusing more of their current spending towards production optimization of existing assets. We believe this was due to several factors, but primarily because operational cash flows of E&P companies were no longer sufficient to cover capital expenditures and cash was increasingly being returned to shareholders in the form of dividends. E&P companies have been relying on asset sales and debt financings to fund capital requirements amid demands for greater returns to shareholders.
E&P companies use their cash flow from operations to reinvest in productive assets through capital expenditures, build surplus cash for eventual downturns, or return cash to stakeholders. Due to relatively stable oil prices and increasing exploration and production costs, free cash flow at E&P companies as a whole have generally decreased over the last several years. By 2013, the combination of these factors led many E&P companies to a position where they have been unable to cover both their capital expenditure budgets and targeted cash returns to shareholders. As a result, E&P companies have turned their focus to spending reductions, with exploration spending receiving the largest reductions and seismic spending being one of the most discretionary parts of their exploration budgets.
Similar to ION, many seismic industry participants have been reporting lower year-over-year revenue, and decreased funding levels for contract and multi-client exploration activities.

The following is a summary of recent oil and gas pricing trends:

	Brent Crude (per bbl)		West Texas Intermediate Crude (per bbl)		Henry Hub Natural Gas (per mcf)
Quarter ended	High	Low	High	Low	High	Low
9/30/2014	$110.84	$94.53	$105.34	$91.16	$4.46	$3.75
6/30/2014	$115.19	$103.37	$107.26	$99.42	$4.83	$4.28
3/31/2014	$111.26	$105.73	$104.92	$91.66	$6.15	$4.01
12/31/2013	$113.27	$103.08	$104.10	$92.30	$4.46	$3.45
9/30/2013	$117.15	$103.19	$110.53	$97.99	$3.81	$3.23
6/30/2013	$109.66	$96.84	$98.44	$86.68	$4.41	$3.57
3/31/2013	$118.90	$106.41	$97.94	$90.12	$4.07	$3.11

Source: U.S. Energy Information Administration (EIA).
In the past few years, crude oil prices in North America have traded in a fairly reasonable band between $85 – $110 per barrel, maintained by competing forces of global geopolitical uncertainties offset by increasing North American production growth. In recent months, however, crude oil prices have dropped to prices as low as $81 and $84 for WTI and Brent, respectively, during October 2014 as the world economic outlook continues to weaken, North American production continues to expand, and more recently, Saudi Arabia has publicly stated its intention to support its global market share by maintaining, production levels at the expense of lower prices.
The return of Libyan oil production to the market, combined with the weakening economic outlook for non-U.S. oil demand, has put more downward pressure on prices. Thus, the bottom-end of the price range for crude oil has decreased significantly beginning in the third quarter of 2014 compared to the previous four quarters. Meanwhile the Brent–WTI spread has narrowed significantly.
The price for Brent crude will influence our customers’ spending in international markets, while the prices for WTI and U.S. natural gas will influence our customers’ spending in the North American market. Given the historical volatility of crude prices, there remains a risk that prices could deteriorate going forward due to increased domestic crude oil production, slowing growth rates in emerging countries like China, and the potential for significant supply/demand imbalances. However, if the global supply of oil were to decrease due to government instability in a major oil-producing nation and energy demand starts to increase in emerging countries such as China and India, the world could see prices increase for Brent and WTI as in prior years.
The price range for natural gas in the U.S. was higher in the first nine months of 2014 compared to the same period in 2013. Natural gas prices improved during 2014 largely due to above average storage withdrawals in response to extremely cold winter weather in many parts of the U.S., lower net imports from Canada and higher residential, commercial and industrial demand. The improvement in demand for natural gas has resulted in significant declines in natural gas inventories in the U.S. during the first nine months of 2014, from 1% above the five-year average as of the end of the third quarter of 2013 to 11% below the five-year average as of the end of the third quarter of 2014. However, in spite of reduced inventories and increases in natural gas prices, customer spending in the natural gas shale plays has been limited due to associated gas being produced from unconventional oil wells in North America. As a result of natural gas production growth outpacing demand in the U.S., natural gas prices continue to be weak relative to prices experienced in 2006 through 2008 and are expected to remain below levels considered economical for new investments in numerous natural gas fields. If natural gas production growth continues to surpass demand in the U.S., whether the supply comes from conventional or unconventional production or associated natural gas production from oil wells, prices for natural gas could be constrained for an extended period.
Impact to Our Business
This reduction in exploration spending has had an impact on our results of operations for the first three quarters of 2014, especially those of our Solutions segment. We have seen a softening of customer underwriting of our new venture programs. We continue to maintain high standards for underwriting of any new projects, and have delayed certain new venture programs that were originally planned to occur during the first three quarters of the year. We anticipate that 2014 investments in our multi-client data library will be in the range of approximately $70 million to $90 million.
We are also seeing a slowdown in our data processing business. During the second quarter, various customers delayed processing projects and this trend continued in the third quarter, which has negatively affected our backlog. While data processing revenues were flat in the first three quarters of 2014 compared to the same period in 2013, we expect our data processing business to remain soft for the remainder of 2014 and into 2015. During the second quarter, we took measured actions to reduce our data processing cost structure.

Our business has traditionally been seasonal, with the strongest demand for our services and products often in the fourth quarter of our fiscal year. As discussed above, we have seen reduced levels of exploration-related spending by E&P companies as those companies focus more of their current spending on optimizing production of existing assets.
At September 30, 2014, our Solutions segment backlog, which consists of commitments for (i) data processing work and (ii) both multi-client new venture projects and proprietary projects by our GeoVentures group underwritten by our customers, was $49.9 million, compared with backlog of $84.4 million at December 31, 2013 and $111.5 million at September 30, 2013. The decline in backlog was primarily due to (i) the completion of some large new ventures projects, (ii) the softening of customer underwriting for new ventures projects, and (iii) the delay of certain processing projects by customers. We anticipate that the majority of our backlog will be recognized as revenue over the remainder of 2014 and the first half of 2015.
Our Software segment revenues increased for the first three quarters of 2014 compared to the same period of 2013 primarily driven by an increase in Orca and Gator licensing revenues.
Our traditional seismic contractor customers are also experiencing weakened demand due to the reduction in seismic spend by their customers. As a result, our systems segment continues to experience weak year-over-year sales. Our Systems segment revenues decreased primarily because of no ocean bottom systems sales and lower towed streamer products sales in the first three quarters of 2014. These declines were partially offset by an increase in repair and replacement marine positioning equipment revenues.
In January 2014, we increased our ownership in OceanGeo, our seabed data acquisition joint venture, from 30% to 70%. In July 2014, we increased our ownership in OceanGeo to 100%. Our results from the first three quarters of 2014 include the consolidated revenues of OceanGeo for February through September. During those eight months, OceanGeo recognized $71.5 million of revenues for the work performed on its five-month project in Trinidad that completed in May and from its current project offshore West Africa. Work began on this new contract in late July. The project has an expected duration of three months, and is in an area where OceanGeo is pursuing several tenders for additional long-term work.
Prior to February, we accounted for our interest in OceanGeo as an equity method investment. For information regarding our acquisition of OceanGeo, see Note 2 “Acquisition of OceanGeo” of Notes to Unaudited Condensed Consolidated Financial Statements.
INOVA Geophysical reported a decrease in revenues of 46% for the nine-month period from October 1, 2013 to June 30, 2014, compared to the same nine-month period from October 1, 2012 to June 30, 2013. This decrease in revenues primarily occurred during the three months ended June 30, 2014 and was principally due to a significant drop in vehicle sales and a decline in purchases from BGP, partially offset by an increase in rental revenues in North America and Russia.
We continue to monitor the global economy, the demand for crude oil and natural gas and the resultant impact on the capital spending plans and operations of our E&P customers in order to plan our business. We remain confident that, despite current marketplace issues that we describe above, we have positioned ourselves to take advantage of the next upturn in the energy cycle by shifting our focus towards E&P solutions and away from equipment sales, and by diversifying our offerings across the E&P lifecycle.
It is our view that technologies that add a competitive advantage through improved imaging, cost reductions or improvements in well productivity will continue to be valued in our marketplace. We believe that our newest technologies, such as Calypso, WiBand, Orca and Narwhal, will continue to attract customer interest, because those technologies are designed to deliver improvements in image quality within more productive delivery systems.
Key Financial Metrics
The table below provides an overview of key financial metrics for our company as a whole and our four business segments for the three and nine months ended September 30, 2014, compared to the same periods of 2013. In order to assist with the comparability to our historical results of operations, the financial tables for the nine months ended September 30, 2014 and for the three and nine months ended September 30, 2013 show the restructuring, the litigation accrual and its partial reduction, impairment and other charges and amounts “As Reported” for those periods, and the “As Adjusted” amounts excluding the impact of these charges and amounts for those periods. We believe that the non-GAAP presentation of results of operations excluding these items provides a more meaningful comparison of reporting periods.
In 2013, we initiated a restructuring of our Systems segment, which impacted our results of operations for the three and nine months ended September 30, 2013. This restructuring involved the closing of certain manufacturing facilities and reducing headcount in those and other facilities.
For certain tabular information on the operating results of our INOVA Geophysical joint venture, see “— Other Items — Equity in Losses of Investments.”

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Net revenues:
Solutions:
New Venture	$18,446	$11,945	$76,499	$93,630
Data Library	3,262	5,184	30,104	36,153
Total multi-client revenues	21,708	17,129	106,603	129,783
Data Processing	24,151	26,318	91,131	91,453
Total	$45,859	$43,447	$197,734	$221,236
Systems:
Towed Streamer	$13,666	$15,342	$35,782	$41,461
Ocean Bottom Equipment	—	159	—	7,307
Other	11,029	10,766	36,166	33,194
Total	$24,695	$26,267	$71,948	$81,962
Software:
Software Systems	$9,922	$8,892	$28,384	$24,297
Services	1,088	1,232	3,198	2,995
Total	$11,010	$10,124	$31,582	$27,292
Ocean Bottom Services	$24,976	$—	$71,454	$—
Total	$106,540	$79,838	$372,718	$330,490

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
		As Reported	Special Items		As Adjusted
	(in thousands)
Gross profit (loss):
Solutions	$5,927	$(8,487)	$5,461	(1)	$(3,026)
Systems	10,123	(13,987)	25,080	(2)	11,093
Software	8,326	7,370	—		7,370
Ocean Bottom Services	4,847	—	—		—
Total	$29,223	$(15,104)	$30,541		$15,437
Gross margin:
Solutions	13%	(20)%	13%		(7)%
Systems	41%	(53)%	95%		42%
Software	76%	73%	—%		73%
Ocean Bottom Services	19%	—%	—%		—%
Total	27%	(19)%	38%		19%
Income (loss) from operations:
Solutions	$(5,960)	$(18,163)	$5,461	(1)	$(12,702)
Systems	2,917	(23,610)	27,296	(3)	3,686
Software	6,227	6,280	—		6,280
Ocean Bottom Services	1,677	—	—		—
Corporate and other	(10,210)	(21,035)	9,157	(4)	(11,878)
Total	$(5,349)	$(56,528)	$41,914		$(14,614)
Operating margin:
Solutions	(13)%	(42)%	13%		(29)%
Systems	12%	(90)%	104%		14%
Software	56%	62%	—%		62%
Ocean Bottom Services	7%	—%	—%		—%
Corporate and other	(10)%	(26)%	11%		(15)%
Total	(5)%	(71)%	53%		(18)%
Net income (loss) applicable to common shares	$(24,541)	$(202,096)	$181,960	(5)	$(20,136)
Diluted net income (loss) per common share	$(0.15)	$(1.29)	$1.16	(5)	$(0.13)

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
		As Reported	Special Items		As Adjusted

Gross profit:
Solutions	$51,207	$33,600	$5,461	(1)	$39,061
Systems	31,288	3,195	25,080	(2)	28,275
Software	23,388	19,676	—		19,676
Ocean Bottom Services	18,422	—	—		—
Total	$124,305	$56,471	$30,541		$87,012
Gross margin:
Solutions	26%	15%	3%		18%
Systems	43%	4%	30%		34%
Software	74%	72%	—%		72%
Ocean Bottom Services	26%	—%	—%		—%
Total	33%	17%	9%		26%
Income (loss) from operations:
Solutions	$11,733	$215	$5,461	(1)	$5,676
Systems	9,835	(21,172)	27,296	(3)	6,124
Software	16,985	16,396	—		16,396
Ocean Bottom Services	12,333	—	—		—
Corporate and other	(32,779)	(43,274)	9,157	(4)	(34,117)
Total	$18,107	$(47,835)	$41,914		$(5,921)
Operating margin:
Solutions	6%	—%	3%		3%
Systems	14%	(26)%	33%		7%
Software	54%	60%	—%		60%
Ocean Bottom Services	17%	—%	—%		—%
Corporate and other	(9)%	(13)%	3%		(10)%
Total	5%	(14)%	12%		(2)%

	Nine Months Ended September 30, 2014				Nine Months Ended September 30, 2013
	As Reported	Special Items		As Adjusted	As Reported	Special Items		As Adjusted
Net income (loss) applicable to common shares	$52,626	$(75,722)	(5)	$(23,096)	$(271,693)	$253,460	(6)	$(18,233)
Diluted net income (loss) per common share	$0.32	$(0.46)	(5)	$(0.14)	$(1.73)	$1.61	(6)	$(0.12)

(1)	Represented a partial write-down of a land multi-client data library program.

(2)	Represented excess and obsolete inventory and severance-related charges as a result of a restructuring of the Systems segment.

(3)	In addition to the charges reflected in gross profit, represented severance-related charges as a result of a restructuring of the Systems segment.

(4)	Represented a write-down of the remaining carrying value of our receivables from OceanGeo.

(5)
The nine months ended September 30, 2014 was impacted by the first quarter reduction of $69.6 million in the WesternGeco legal contingency due to the court order issued in April 2014, in addition to a second quarter non-recurring gain on the sale of the marine source product line of $6.5 million (before tax).

(6)
In addition to items (1) - (4), net income (loss) applicable to common shares was impacted by: (i) a charge to income tax expense related to establishing a valuation allowance on our net deferred tax assets, (ii) a payment made to the holder of our outstanding Series D Preferred Stock in connection with the holder’s conversion of the Series D Preferred Stock, and (iii) an addition to our loss contingency accrual related to the WesternGeco legal proceedings.

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
Results of Operations
Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013 (As Adjusted)
Our overall total net revenues of $106.5 million for the three months ended September 30, 2014 (the “Current Quarter”) increased by $26.7 million, or 33%, compared to total net revenues for the three months ended September 30, 2013 (the “Comparable Quarter”). Our overall gross profit percentage for the Current Quarter was 27%, compared to (19)%, or 19%, as adjusted, for the Comparable Quarter. For the Current Quarter, our loss from operations was $5.3 million, compared to a loss from operations of $56.5 million, or a loss of $14.6 million, as adjusted, for the Comparable Quarter.
Net loss for the Current Quarter was $24.5 million, or $(0.15) per share, compared to net loss of $202.1 million, or $(1.29) per share, for the Comparable Quarter. As noted above, the Comparable Quarter included restructuring and other charges totaling $182.0 million, negatively impacting our earning per share by $1.16.
Net Revenues, Gross Profits and Gross Margins (as adjusted for 2013 Restructuring and Other Special Items)
Solutions — Net revenues for the Current Quarter increased by $2.5 million, or 6%, to $45.9 million, compared to $43.4 million for the Comparable Quarter. The increase in revenues was primarily due to (i) higher new venture revenues, primarily in Latin America; partially offset by (ii) lower data processing revenues in the Western Hemisphere; and (iii) lower data library sales, primarily in Latin America and Africa. Gross profit (loss) increased by $8.9 million to $5.9 million, representing a 13% gross margin, compared to $(3.0) million, as adjusted, which represented a (7)% gross margin, in the Comparable Quarter. The increase in gross margin was due to (i) a higher volume and mix of new ventures revenues and (ii) savings in data processing costs due to the full impact of cost savings measures taken in the second quarter of 2014.
Systems — Net revenues for the Current Quarter decreased by $1.6 million, or 6%, to $24.7 million, compared to $26.3 million for the Comparable Quarter. Gross profit decreased by $1.0 million to $10.1 million, representing a 41% gross margin, for the Current Quarter, compared to $11.1 million, as adjusted, representing a 42% gross margin, for the Comparable Quarter. The decrease in revenues in the Current Quarter was principally due to lower geophone string sales in the Current Quarter, while new marine positioning system sales and repair and replacement revenues were relatively flat compared to the Comparable Quarter.
Software — Net revenues for the Current Quarter increased $0.9 million, or 9%, to $11.0 million, compared to $10.1 million for the Comparable Quarter. Gross profit for the Current Quarter increased $0.9 million to $8.3 million, compared to $7.4 million, for the Comparable Quarter. The increase in revenues was due to higher Orca and Gator software sales occurring in the Current Quarter, partially offset by lower equipment sales. Gross margin of 76% in the Current Quarter increased from the 73% gross margin in the Comparable Quarter primarily due to the increase in sales volume and a change in the mix of sales to a higher percentage of sales related to software relative to hardware.
Ocean Bottom Services — Net revenues for the Current Quarter were $25.0 million and gross profit was $4.8 million, representing a 19% gross margin. These revenues were related to work performed on OceanGeo’s three-month project offshore West Africa.
Operating Expenses (as adjusted for 2013 Restructuring and Other Special Items)
The following table presents the “As Adjusted” in the Comparable Quarter, excluding special charges that resulted from the 2013 restructuring and other write-downs, (in thousands):

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
		As Reported	Special Items(1)	As Adjusted
Operating expenses:
Research, development and engineering	$10,910	$10,288	$(1,388)	$8,900
Marketing and sales	8,480	8,416	(277)	8,139
General, administrative and other operating expenses	15,182	22,720	(9,708)	13,012
Total operating expenses	$34,572	$41,424	$(11,373)	$30,051

(1)	Included (i) the write-down of the remaining carrying value of our receivables from OceanGeo, and (ii) restructuring charges.
Research, Development and Engineering — Research, development and engineering expense was $10.9 million, or 10% of net revenues, for the Current Quarter, an increase of $2.0 million compared to $8.9 million, as adjusted, or 11% of net revenues, for the Comparable Quarter. This increase was due to higher investment during the Current Quarter in our Calypso ocean bottom cable system to be used in seabed seismic data acquisition services by OceanGeo.
Marketing and Sales — Marketing and sales expense was $8.5 million, or 8% of net revenues, for the Current Quarter, an increase of $0.4 million compared to $8.1 million, as adjusted, or 10% of net revenues, for the Comparable Quarter.
General, Administrative and Other Operating Expenses — General, administrative and other operating expenses of $15.2 million, or 14% of net revenues, for the Current Quarter, an increase of $2.2 million compared to $13.0 million, as adjusted, or 16% of net revenues, for the Comparable Quarter. This increase in expenses was primarily related to the consolidation of general and administrative expenses incurred at OceanGeo.
Other Items
Interest Expense, net — Interest expense, net, was $5.0 million for the Current Quarter compared to $4.3 million for the Comparable Quarter. Interest expense in both quarters is primarily related to the issuance of our 8.125% Senior Secured Second-Priority Notes due 2018 (the “Notes”) in May 2013. The Current Quarter also included the write-off of unamortized debt costs related to the Prior Credit Facility (as defined below) that was replaced with a New Credit Facility (as defined below) during the Current Quarter (see Note 5 “Long-term Debt” of Notes to Unaudited Condensed Consolidated Financial Statements) and interest costs related to our surety bond posted for the appeal of our legal matter with WesternGeco (see “— Meeting our Liquidity Requirements — Loss Contingency — WesternGeco Lawsuit” below).
Equity in Losses of Investments — We account for our investment in INOVA Geophysical as an equity method investment. We record our share of earnings and losses of our 49% interest in INOVA Geophysical on a one fiscal quarter lag basis. Thus, our share of INOVA Geophysical’s losses for the three months ended June 30, 2014 is included in our financial results for the Current Quarter. For the Current Quarter, we recorded our equity share of INOVA Geophysical’s losses of approximately $5.6 million, compared to the $0.2 million equity share in losses we recorded for the Comparable Quarter. The decrease in results is primarily due to continued softness in exploration spending which has led to decreased land seismic spending, including significantly reduced purchases by BGP, INOVA’s majority owner.
The following table reflects the summarized financial information for INOVA Geophysical for the three months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,
	2014	2013
Net revenues	$11,092	$61,241
Gross profit (loss)	$(2,164)	$12,243
Income (loss) from operations	$(9,851)	$1,658
Net loss	$(11,425)	$(488)
In the Comparable Quarter, we held a 30% interest in OceanGeo and accounted for that interest as an equity-method investment. During the Comparable Quarter, our share of OceanGeo’s losses was approximately $5.0 million.
Other Income (Expense), Net — Other expense for the Current Quarter was $0.6 million compared to other expense of $74.3 million for the Comparable Quarter. This difference was primarily related to the additional accrual for loss contingency related to the WesternGeco legal proceedings of $71.8 million recorded in the Comparable Quarter.
The following table reflects the significant items of other income (expense), net as follows (in thousands):

	Three Months Ended September 30,
	2014	2013
Accrual for loss contingency related to legal proceedings (Note 8)	$—	$(71,776)
Other expense, net	(622)	(2,525)
Total other income (expense), net	$(622)	$(74,301)
Income Tax Expense — Income tax expense for the Current Quarter was $8.3 million compared to an income tax expense of $57.0 million for the Comparable Quarter. Our effective tax rates for the Current Quarter and Comparable Quarter were (50.3)% and (40.6)%, respectively. Income tax expense for the Current Quarter relates to income from our non-U.S. businesses, including OceanGeo. This foreign tax expense has not been offset by the tax benefits on losses within the U.S. and other jurisdictions, from which we cannot currently benefit, resulting in income tax expense on a consolidated pre-tax loss.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013 (As Adjusted)
Our overall total net revenues of $372.7 million for the nine months ended September 30, 2014 (the “Current Period”) increased $42.2 million, or 13%, compared to total net revenues for the nine months ended September 30, 2013 (the “Comparable Period”). Our overall gross profit percentage for the Current Period was 33%, compared to 17%, or 26%, as adjusted, for the Comparable Period. For the Current Period, our income (loss) from operations was $18.1 million, compared to $(47.8) million, or $(5.9) million, as adjusted, for the Comparable Period.
Net income for the Current Period was $52.6 million, or $0.32 per diluted share, compared to a net loss of $271.7 million, or $(1.73) per share, in the Comparable Period. The Current Period was impacted by a reduction in our loss contingency accrual related to a legal proceeding and included a non-recurring gain on the sale of our Source product line while the Comparable Period was impacted by our loss contingency accrual related to legal proceedings and included restructuring and other charges, as noted above. Excluding the impact of these special items, adjusted net loss for the Current Period was $23.1 million, or $(0.14) per share, compared to adjusted net loss of $18.2 million, or $(0.12) per share, in the Comparable Period.
Net Revenues, Gross Profits and Gross Margins (as adjusted for 2013 Restructuring and Other Special Items)
Solutions — Net revenues for the Current Period decreased by $23.5 million, or 11%, to $197.7 million, compared to $221.2 million for the Comparable Period. Revenues for our multi-client businesses within Solutions decreased due to the continued softness of exploration spending. Data processing revenues were also impacted by the softness in exploration spending, but benefited by $15.0 million of revenues recognized in the first quarter 2014 that related to work performed for a customer in 2013.
Gross profit increased by $12.1 million to $51.2 million, representing a 26% gross margin, compared to $39.1 million, as adjusted, representing a 18% gross margin, in the Comparable Period. The increase in gross margin was primarily due to the additional $15.0 million of revenues recognized in the first quarter 2014 which related to work performed for a customer in 2013.
Systems — Net revenues for the Current Period decreased by $10.1 million, or 12%, to $71.9 million, compared to $82.0 million for the Comparable Period. Gross profit increased by $3.0 million to $31.3 million, representing a 43% gross margin, for the Current Period compared to $28.3 million, as adjusted, representing a 34% gross margin, for the Comparable Period. This decrease in revenues in the Current Period was principally due to (i) a lack of ocean bottom cable systems sales in the Current Period; (ii) lower sales of new marine positioning; (iii) lower geophone string sales; partially offset by (iv) additional marine repair and replacement revenues in the Current Period versus the Comparable Period. Gross profits and gross margin increased primarily due to cost savings from the restructuring in 2013.
Software — Net revenues for the Current Period increased by $4.3 million, or 16%, to $31.6 million, compared to $27.3 million for the Comparable Period. Gross profit for the Current Period increased by $3.7 million to $23.4 million, compared to $19.7 million in the Comparable Period. The increase in revenues was due to an increase in Orca and Gator sales occurring in the Current Period and the favorable impact of foreign exchange rates. Gross margin of 74% in the Current Period increased from the 72% gross margin in the Comparable Period primarily due to the higher levels of revenues and a change in sales mix that included a higher percentage of software sales compared to hardware.
Ocean Bottom Services — Net revenues for the Current Period were $71.5 million and gross profit was $18.4 million, representing a 26% gross margin. During the Current Period, we established a new operating segment through the acquisition of OceanGeo. In late January, we began consolidating OceanGeo and therefore have included OceanGeo revenues and gross profits only for the period from February through the end of September 2014.
Operating Expenses (as adjusted for 2013 Restructuring and Other Special Items)
The following table presents the “As Adjusted” in the Comparable Quarter, excluding special charges that resulted from the 2013 restructuring and other write-downs, (in thousands):

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
		As Reported	Special Items(1)	As Adjusted
Operating expenses:
Research, development and engineering	$30,254	$28,665	$(1,388)	$27,277
Marketing and sales	27,610	25,364	(277)	25,087
General, administrative and other operating expenses	48,334	50,277	(9,708)	40,569
Total operating expenses	$106,198	$104,306	$(11,373)	$92,933

(1)	Includes (i) the write-down of the remaining carrying value of our receivables from OceanGeo, and (ii) restructuring charges affecting the operating expense lines.
Research, Development and Engineering — Research, development and engineering expense was $30.3 million, or 8% of net revenues, for the Current Period, an increase of $3.0 million compared to $27.3 million, as adjusted, or 8% of net revenues, for the Comparable Period. This increase was due to increased investment in our Calypso ocean bottom cable system to be used in seabed seismic data acquisition services by OceanGeo.
Marketing and Sales — Marketing and sales expense was $27.6 million, or 7% of net revenues, for the Current Period, an increase of $2.5 million compared to $25.1 million, as adjusted, or 8% of net revenues, for the Comparable Period. The increase was primarily due to an increase in marketing and sales personnel and increased commissions in our Solutions segment.
General, Administrative and Other Operating Expenses — General, administrative and other operating expenses were $48.3 million, or 13% of net revenues, for the Current Period, an increase of $7.7 million compared to $40.6 million, as adjusted, or 12% of net revenues, for the Comparable Period. This increase was primarily related to the consolidation of general and administrative expenses incurred at OceanGeo. General, administrative and other operating expenses for both the Current Period and the Comparable Period include approximately $3 million of bad debt expense related to customer bankruptcies.
Other Items
Interest Expense, net — Interest expense, net, was $14.8 million for the Current Period compared to $8.1 million for the Comparable Period. This increase is directly related to the issuance of the Notes, which incur a higher interest rate and have a higher outstanding balance than the outstanding balance on our revolving line of credit in the Comparable Period (see “— Liquidity and Capital Resources — Sources of Capital” below).
Equity in Losses of Investments — We account for our investment in INOVA Geophysical as an equity method investment. We record our share of earnings and losses of our 49% interest in INOVA Geophysical on a one fiscal quarter lag basis. Thus, our share of INOVA Geophysical’s losses for the period from October 1, 2013 to June 30, 2014 was included in our financial results for the Current Period. For the Current Period, we recorded approximately $9.8 million of equity in losses of INOVA Geophysical compared to $3.0 million of equity in losses for the Comparable Period. The decrease in results was primarily attributable to reduced vibrator truck sales and revenues from rental equipment, partially offset by an increase in sales of G3i cable systems.
The following table reflects the summarized financial information for INOVA Geophysical for the nine-month periods ended June 30, 2014 and 2013 (in thousands):

	Nine-Month Periods from October 1 through June 30,
	2014	2013
Net revenues	$77,774	$142,947
Gross profit (loss)	$8,020	$26,378
Income (loss) from operations	$(16,094)	$(7,103)
Net loss	$(20,010)	$(6,518)
For the period of January 1 to January 26, 2014, we accounted for our equity interest in OceanGeo as an equity method investment. For that period, our share of OceanGeo’s earnings was $0.7 million. In the Comparable Period, we recognized our share of OceanGeo’s losses of $7.4 million. Subsequent to the acquisition of a controlling interest in late January 2014, OceanGeo’s results of operations are consolidated into our results of operations. For additional information about the acquisition of OceanGeo, see Note 2 “Acquisition of OceanGeo” of Notes to Unaudited Condensed Consolidated Financial Statements.
Other Income (Expense), Net — Other income for the Current Period was $74.0 million compared to other expense of $180.4 million for the Comparable Period. This difference was primarily related to the $69.6 million reduction of our loss contingency accrual recorded in the Current Period with respect to our WesternGeco legal proceedings compared to the $181.8 million increase of our loss contingency accrual recorded in the Comparable Period. In May 2014, we sold our Source product line for $14.4 million recording a gain of $6.5 million. The historical results of this product line have not been material to our results of operations.

The following table reflects the significant items of other income (expense), net as follows (in thousands):

	Nine Months Ended September 30,
	2014	2013
Reduction of (accrual for) loss contingency related to legal proceedings (Note 8)	$69,557	$(181,776)
Gain on sale of Source product line	6,522	—
Gain on sale of a cost-method investment	—	3,591
Other expense, net	(2,109)	(2,207)
Total other income (expense), net	$73,970	$(180,392)
Income Tax Expense — Income tax expense for the Current Period was $14.3 million compared to an income tax expense of $19.5 million for the Comparable Period. Our effective tax rates for the Current Period and Comparable Period were 20.9% and (7.9)%, respectively. Our effective tax rate for the Current Period was positively impacted by the change in valuation allowance related to the reduction of the legal contingency reserve. See further discussion of establishment of the deferred tax valuation allowance at Note 7 “Income Taxes” of Notes to Unaudited Condensed Consolidated Financial Statements. Our income tax expense for the Current Period relates to income from our non-U.S. businesses, including OceanGeo. This foreign tax expense has not been offset by the tax benefits on losses within the U.S. and other jurisdictions, from which we cannot currently benefit.
Liquidity and Capital Resources
Sources of Capital
As of September 30, 2014, we had $129.8 million in cash on hand. We have near-full availability under our New Credit Facility (as defined below). The lenders under this credit facility have currently committed $80.0 million of revolving credit, subject to a borrowing base.
Our cash requirements include our working capital requirements and cash required for our debt service payments, multi-client seismic data acquisition activities and capital expenditures. As of September 30, 2014, we had working capital of $202.8 million. Working capital requirements are primarily driven by our continued investment in our multi-client seismic data library ($57.3 million in the Current Period) and, to a lesser extent, our inventory purchase obligations. Also, our headcount has traditionally been a significant driver of our working capital needs. Because a significant portion of our business is involved in the planning, processing and interpretation of seismic data services, one of our largest investments is in our employees, which involves cash expenditures for their salaries, bonuses, payroll taxes and related compensation expenses. Our working capital requirements may change from time to time depending upon many factors, including our operating results and adjustments in our operating plan required in response to industry conditions, competition, acquisition opportunities and unexpected events, such as an adverse outcome in our WesternGeco litigation, which is further discussed at Part II, Item 1. “Legal Proceedings.” In recent years, our primary sources of funds have been cash flows generated from our operations, our existing cash balances, debt and equity issuances and borrowings under our revolving credit facilities. We may also incur additional indebtedness in the future.
New Credit Facility, including Revolving Line of Credit — In August 2014, we entered into a new credit facility with PNC Bank, National Association, (the “New Credit Facility”) that replaces our prior syndicated credit facility under a credit agreement dated as of March 25, 2010, as amended, by and among ION, the subsidiary guarantors that are parties thereto and China Merchants Bank Co., Ltd., New York Branch, as administrative agent and lender (the “Prior Credit Facility”).
Our New Credit Facility contemplates maximum credit facilities of up to $175.0 million in the aggregate with current commitments providing revolving credit borrowings of up to $80.0 million, subject to a borrowing base. The borrowing base for revolving credit borrowings under the New Credit Facility is calculated using a formula based on certain eligible receivables, eligible inventory and other amounts. The interest rate on revolving credit borrowings under the New Credit Facility will be, at our option, (i) an alternate base rate equal to the highest of (a) the prime rate of PNC, (b) a federal funds effective rate plus 0.50% or (c) a LIBOR-based rate plus 1.0%, plus an applicable interest margin, or (ii) a LIBOR-based rate, plus an applicable interest margin. The revolving credit indebtedness under the New Credit Facility is scheduled to mature on the earlier of (x) August 22, 2019 or (y) the date which is 90 days prior to the maturity date of the Notes (or such later due date if the Notes have been refinanced). As of September 30, 2014, no amounts were drawn under the New Credit Facility. The New Credit Facility requires us to maintain compliance with various covenants. At September 30, 2014, we were in compliance with all of the covenants under the New Credit Facility. For further information regarding our New Credit Facility, see Note 5 “Long-term Debt” of Notes to Unaudited Condensed Consolidated Financial Statements.

Senior Secured Second-Priority Notes — In May 2013, we sold $175.0 million aggregate principal amount of 8.125% Senior Secured Second-Priority Notes due 2018 in a private offering. The Notes are senior secured second-priority obligations, are guaranteed by our material U.S. subsidiaries (“the Notes Guarantors”), and mature on May 15, 2018. Interest on the Notes accrues at the rate of 8.125% per annum and is payable semiannually in arrears on May 15 and November 15 of each year during their term. In May 2014, the holders of the Notes exchanged their Notes for a like principal amount of registered Notes with the same terms.
On or after May 15, 2015, we may on one or more occasions redeem all or a part of the Notes at the redemption prices set forth below, plus accrued and unpaid interest and special interest, if any, on the Notes redeemed during the twelve-month period beginning on May 15th of the years indicated below:

Date	Percentage
2015	104.063%
2016	102.031%
2017 and thereafter	100.000%
The Indenture governing the Notes requires us to maintain compliance with various covenants. At September 30, 2014, we were in compliance with all of the covenants under the Indenture. For further information regarding the Notes, see Note 5 “Long-term Debt” of Notes to Unaudited Condensed Consolidated Financial Statements.
For additional information regarding the terms of the Notes and related Indenture and Intercreditor Agreement, see our Current Report on Form 8-K filed with the SEC on May 13, 2013.
Meeting our Liquidity Requirements
As of September 30, 2014, our total outstanding indebtedness (including capital lease obligations) was approximately $185.5 million, consisting of approximately $175.0 million outstanding Notes, $9.7 million of capital leases, and $0.8 million relating to our facility lease obligations. As of September 30, 2014, no amounts were drawn under our New Credit Facility.
For the Current Period, total capital expenditures, including cash invested in our multi-client data library, were $64.1 million. We are projecting additional capital expenditures for the remaining three months of 2014 to be between $20 million and $40 million. Of the total projected capital expenditures for the remaining three months of 2014, we are estimating that approximately $15 million to $35 million will be spent on investments in our multi-client data library, but we are anticipating that most of these investments will be underwritten by our customers. To the extent that our customers’ commitments do not reach an acceptable level of pre-funding, our investment in these data libraries could be significantly reduced.
We currently believe that our existing cash, cash generated from operations, our sources of working capital, and our New Credit Facility will be sufficient for us to meet our anticipated cash needs for at least the next twelve months. However, certain outcomes with respect to the ongoing WesternGeco litigation could have a material adverse effect on our liquidity.
Loss Contingency — WesternGeco Lawsuit
As of September 30, 2014, we have a loss contingency of $123.8 million accrued related to the legal proceedings with WesternGeco. As described at Part II, Item 1. “Legal Proceedings,” there are possible scenarios involving an outcome in the WesternGeco lawsuit that could adversely affect our liquidity. In connection with our appeal of the trial court judgment, we arranged with sureties to post an appeal bond on our behalf in the amount of $120.0 million. The terms of the appeal bond arrangements provide the sureties the contractual right for as long as the bond is outstanding to require us to post cash collateral for up to the full amount of the bond; however, the sureties did not require cash collateral upon the posting of the appeal bond. If the sureties exercise their right to require collateral while the appeal bond is outstanding, we intend to utilize a combination of cash on hand and undrawn balances available under our New Credit Facility. If we are required to collateralize the full amount of the bond, we might also seek additional debt and/or equity financing. The collateralization of the full amount of the bond could have an adverse effect on our liquidity. Any requirements that we collateralize the appeal bond will reduce our liquidity and may reduce the amount otherwise available to be borrowed under our New Credit Facility. No assurances can be made whether our efforts to raise additional cash would be successful and, if so, on what terms and conditions, and at what cost we might be able to secure any such financing. If additional funds are raised through the issuance of debt and/or equity securities, these securities could have rights, preferences and privileges more favorable to those than our current debt or equity securities, and the terms of these securities could impose further restrictions on our operations. If we are unable to raise additional capital under these circumstances, our business, operating results and financial condition may be materially harmed.
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
Cash Flow from Operating Activities
Net cash provided by operating activities was $87.0 million for the Current Period, compared to $78.5 million for the Comparable Period. Income from operations in the Current Period was higher than income from operations that was recorded for the Comparable Period. Our net cash flows provided by operating activities during the Current Period were positively impacted by significant decreases in accounts receivable due to collections in the Current Period, attributable to strong revenues in the fourth quarter of 2013, and increases in accounts payable, but were negatively impacted by an increase in unbilled receivables, and a reduction in accrued expenses related to payments on our multi-client data library royalty obligations.
Cash Flow from Investing Activities
Cash used in investing activities was $50.9 million for the Current Period, compared to $115.2 million for the Comparable Period. The principal use of cash in our investing activities during the Current Period was $57.3 million for continued investment in our multi-client data library, $6.8 million for capital expenditures related to property, plant and equipment, and a net investment in OceanGeo of $3.1 million prior to our obtaining a controlling interest. Subtracted from these sums were proceeds from the sale of our Source product line of $14.4 million. The principal uses of cash in our investing activities during the Comparable Period were $86.3 million for investment in our multi-client data library, $13.5 million of capital expenditures related to property, plant, equipment and seismic rental equipment, and $9.5 million invested in and advanced to OceanGeo, $8.0 million advanced to INOVA Geophysical, offset by proceeds from the sale of a cost-method investment of $4.2 million.
Cash Flow from Financing Activities
Net cash used in financing activities was $54.4 million for the Current Period, compared to a provision of cash of $64.9 million for the Comparable Period. The net cash flow used in our financing activities during the Current Period was primarily related to the $35.0 million of net repayments on our Prior Credit Facility, $11.7 million of payments of long-term debt, and $6.0 million to purchase the remaining non-controlling interest in OceanGeo. In the Comparable Period, net cash flow provided by financing activities was primarily related to $175.0 million in gross proceeds realized from the issuance of the Notes, $97.3 million of which was applied to pay down the outstanding indebtedness under our Prior Credit Facility. Other uses of cash in our financing activities during the Comparable Period were (i) a $5.0 million cash payment related to the conversion of the outstanding shares of our Series D Preferred Stock into shares of our common stock, (ii) $6.7 million of costs associated with the issuance of the Notes and (iii) payments of long-term debt of $3.3 million.
Inflation and Seasonality
Inflation in recent years has not had a material effect on our costs of goods or labor, or the prices for our products or services. Traditionally, our business has been seasonal, with strongest demand often occurring in the fourth quarter of our fiscal year.
Critical Accounting Policies and Estimates
Refer to our Annual Report on Form 10-K for the year ended December 31, 2013 for a complete discussion of our significant accounting policies and estimates. There have been no material changes in the Current Period regarding our critical accounting policies and estimates. For discussion of recent accounting pronouncements, see Note 16 “Recent Accounting Pronouncements” of Notes to Unaudited Condensed Consolidated Financial Statements.

Foreign Sales Risks
The majority of our foreign sales are denominated in United States dollars. Product revenues are allocated to geographical locations on the basis of the ultimate destination of the equipment, if known. If the ultimate destination of such equipment is not known, product revenues are allocated to the geographical location of initial shipment. Service revenues, which primarily relate to our GeoVentures and Data Processing divisions, are allocated based upon the billing location of the customer. For the Current Period and Comparable Period, international sales comprised 76% and 73%, respectively, of total net revenues. The total percentage of sales from foreign countries increased primarily due to sales growth in Latin America, Africa and the Middle East, partially offset by decreased sales in Europe.

A summary of net revenues by geographic area follows (in thousands):	Nine Months Ended September 30,
	2014	2013
Latin America	$93,216	$30,793
North America	90,808	87,877
Europe	75,116	144,009
Africa	39,707	7,160
Asia Pacific	38,435	36,685
Middle East	32,629	20,860
Commonwealth of Independent States (CIS)	2,753	3,106
Total	$372,664	$330,490
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
Our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2014.
Changes in Internal Control over Financial Reporting. There was not any change in our internal control over financial reporting that occurred during the three months ended September 30, 2014, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We and WesternGeco have each appealed the Final Judgment to the United States Court of Appeals for the Federal Circuit. We filed our appeal brief on September 4, 2014. WesternGeco’s appeal brief was filed on October 21, 2014. Oral arguments have not been scheduled as of the date of this Quarterly Report on Form 10-Q.
In order to stay the judgment during the appeal, we arranged with sureties to post an appeal bond with the trial court on our behalf in the amount of $120.0 million. The terms of the appeal bond arrangements provide the sureties the contractual right for as long as the bond is outstanding to require us to post cash collateral for up to the full amount of the bond; however, the sureties did not require cash collateral upon the posting of the appeal bond. If the sureties exercise their right to require collateral while the appeal bond is outstanding, we intend to utilize a combination of cash on hand and undrawn balances available under our New Credit Facility. If we are required to collateralize the full amount of the bond, we might also seek additional debt and/or equity financing. The collateralization of the full amount of the bond could have an adverse effect on our liquidity. Any requirement that we collateralize the appeal bond will reduce our liquidity and may reduce the amount otherwise available to be borrowed under our New Credit Facility. No assurances can be made whether our efforts to raise additional cash would be successful and, if so, on what terms and conditions, and at what cost we might be able to secure any such financing. For additional discussion about our liquidity related to posting an appeal bond, see Item 2. “Management’s Discussion and Analysis — Liquidity and Capital Resources — Loss Contingency” in Part I of this Form 10-Q.

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

•	future oil and gas commodity prices;

•	future capital expenditures for seismic activities;

•	future levels of spending by our customers;

•	the effects of current and future worldwide economic conditions (particularly in developing countries) and demand for oil and natural gas and seismic equipment and services;

•	the effects of current and future unrest in the Middle East, North Africa and other regions, including Ukraine;

•	the timing of anticipated revenues and the recognition of those revenues for financial accounting purposes;

•	the effects of ongoing and future industry consolidation, including, in particular, the effects of consolidation and vertical integration in the towed marine seismic streamers market;

•	the timing of future revenue realization of anticipated orders for multi-client seismic survey projects and data processing work in our Solutions segment;

•	future levels of our capital expenditures;

•	future government regulations, particularly in the Gulf of Mexico;

•	expected net revenues, income from operations and net income;

•	expected gross margins for our products and services;

•	future benefits to be derived from OceanGeo and our INOVA Geophysical joint venture;

•	future seismic industry fundamentals, including future demand for seismic services and equipment;

•	future benefits to our customers to be derived from new products and services;

•	future benefits to be derived from our investments in technologies, joint ventures and acquired companies;

•	future growth rates for our products and services;

•	the degree and rate of future market acceptance of our new products and services;

•	expectations regarding E&P companies and seismic contractor end-users purchasing our more technologically-advanced products and services;

•	anticipated timing and success of commercialization and capabilities of products and services under development and start-up costs associated with their development;

•	future cash needs and future availability of cash to fund our operations and pay our obligations;

•	potential future acquisitions;

•	future opportunities for new products and projected research and development expenses;

•	expected continued compliance with our debt financial covenants;

•	expectations regarding realization of deferred tax assets; and

•	anticipated results with respect to certain estimates we make for financial accounting purposes.
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
Our business depends on the level of exploration and production activities by the oil and natural gas industry. If oil and natural gas prices or the level of capital expenditures by E&P companies were to experience a prolonged substantial reduction, demand for our services and products would decline and our results of operations would be adversely affected.
Demand for our services and products depends upon the level of spending by E&P companies and seismic contractors for exploration and production activities, and those activities depend in large part on oil and gas prices. Spending by our customers on services and products that we provide is highly discretionary in nature, and subject to rapid and material change. Any significant decline in oil and gas related spending on behalf of our customers could cause alterations in our capital spending plans, project modifications, delays or cancellations, general business disruptions or delays in payment, or non-payment of amounts that are owed to us, any one of which could have a material adverse effect on our financial condition and results of operations and on our ability to continue to satisfy all of the covenants in our debt agreements. Additionally, increases in oil and gas prices may not increase demand for our services and products or otherwise have a positive effect on our financial condition or results of operations. E&P companies’ willingness to explore, develop and produce depends largely upon prevailing industry conditions that are influenced by numerous factors over which our management has no control, such as:

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
In recent months, crude oil prices have dropped by approximately 15–20% as the world economic outlook continues to weaken, North American production continues to expand, and more recently, Saudi Arabia has publicly stated its intention to support its global market share at the expense of lower prices.
The return of Libyan oil production to the market, combined with the weakening economic outlook for non-U.S. oil demand, has put more downward pressure on prices. Thus, the bottom-end of the price range for crude oil has decreased significantly beginning in the third quarter of 2014 compared to the previous four quarters. Meanwhile the Brent-WTI spread has narrowed significantly.
In 2013, we started seeing decreased spending on exploration by E&P companies. As a result of recent decreases in crude oil prices, many E&P companies may be forced to further reduce their capital expenditures. If E&P companies further reduce their capital expenditures, it would result in diminished demand for our services and products and may cause downward pressure on the prices we charge or the level of work we do for our customers.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) During the three months ended September 30, 2014, in connection with the vesting of (or lapse of restrictions on) shares of our restricted stock held by certain employees, we acquired shares of our common stock in satisfaction of tax withholding obligations that were incurred on the vesting date. The date of acquisition, number of shares and average effective acquisition price per share were as follows:

Period	(a) Total Number of Shares Acquired	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Program
July 1, 2014 to July 31, 2014	—	$—	Not applicable	Not applicable
August 1, 2014 to August 31, 2014	—	$—	Not applicable	Not applicable
September 1, 2014 to September 30, 2014	2,738	$3.45	Not applicable	Not applicable
Total	2,738	$3.45
Item 5. Other Information
None.

Item 6. Exhibits

10.1
Revolving Credit and Security Agreement dated as of August 22, 2014 among PNC Bank, National Association, as agent for lenders, the lenders from time to time party thereto, as lenders, and PNC Capital Markets LLC, as lead arranger and bookrunner, with ION Geophysical Corporation, ION Exploration Products (U.S.A.), Inc., I/O Marine Systems, Inc. and GX Technology Corporation, as borrowers.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

101
The following materials are formatted in Extensible Business Reporting Language (XBRL):(i) Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three- and nine-months ended September 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three- and nine-months ended September 30, 2014 and 2013, (iv) Condensed Consolidated Statements of Cash Flows for the nine-months ended September 30, 2014 and 2013, (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ION GEOPHYSICAL CORPORATION

By	/s/ Gregory J. Heinlein
Gregory J. Heinlein
Senior Vice President and Chief Financial Officer
Date: November 6, 2014

EXHIBIT INDEX

Exhibit No.	Description

10.1
Revolving Credit and Security Agreement dated as of August 22, 2014 among PNC Bank, National Association, as agent for lenders, the lenders from time to time party thereto, as lenders, and PNC Capital Markets LLC, as lead arranger and bookrunner, with ION Geophysical Corporation, ION Exploration Products (U.S.A.), Inc., I/O Marine Systems, Inc. and GX Technology Corporation, as borrowers.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

101
The following materials are formatted in Extensible Business Reporting Language (XBRL):(i) Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three- and nine-months ended September 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three- and nine-months ended September 30, 2014 and 2013, (iv) Condensed Consolidated Statements of Cash Flows for the nine-months ended September 30, 2014 and 2013, (v) Notes to Unaudited Condensed Consolidated Financial Statements.