Form 10-Q
period 2015-03-31
ION GEOPHYSICAL CORP
filed 2015-05-07
CIK 866609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
At April 23, 2015, there were 164,686,976 shares of common stock, par value $0.01 per share, outstanding.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS FOR FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2015

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2015	December 31, 2014
	( In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$144,438	$173,608
Accounts receivable, net	39,369	114,325
Unbilled receivables	24,098	22,599
Inventories	42,976	51,162
Prepaid expenses and other current assets	13,007	13,662
Total current assets	263,888	375,356
Deferred income tax asset	8,605	8,604
Property, plant, equipment and seismic rental equipment, net	79,739	69,840
Multi-client data library, net	128,598	118,669
Goodwill	26,289	27,388
Intangible assets, net	6,276	6,788
Other assets	10,064	10,612
Total assets	$523,459	$617,257
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$7,242	$7,649
Accounts payable	29,150	36,863
Accrued expenses	50,849	65,264
Accrued multi-client data library royalties	15,604	35,219
Deferred revenue	11,327	8,262
Total current liabilities	114,172	153,257
Long-term debt, net of current maturities	182,421	182,945
Other long-term liabilities	144,979	143,804
Total liabilities	441,572	480,006
Redeemable noncontrolling interest	1,325	1,539
Equity:
Common stock, $0.01 par value; authorized 200,000,000 shares; outstanding 164,686,976 and 164,484,095 shares at March 31, 2015 and December 31, 2014, respectively, net of treasury stock	1,647	1,645
Additional paid-in capital	889,255	887,749
Accumulated deficit	(789,673)	(734,409)
Accumulated other comprehensive loss	(14,152)	(12,807)
Treasury stock, at cost, 849,539 shares at both March 31, 2015 and December 31, 2014	(6,565)	(6,565)
Total stockholders’ equity	80,512	135,613
Noncontrolling interest	50	99
Total equity	80,562	135,712
Total liabilities and equity	$523,459	$617,257
See accompanying Footnotes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
	(In thousands, except per share data)
Service revenues	$20,080	$110,696
Product revenues	20,498	34,002
Total net revenues	40,578	144,698
Cost of services	45,534	72,071
Cost of products	10,832	15,773
Gross profit (loss)	(15,788)	56,854
Operating expenses:
Research, development and engineering	7,720	9,039
Marketing and sales	7,833	9,213
General, administrative and other operating expenses	15,348	18,931
Total operating expenses	30,901	37,183
Income (loss) from operations	(46,689)	19,671
Interest expense, net	(4,625)	(4,797)
Equity in losses of investments	—	(1,688)
Other income (expense), net	(3,219)	68,526
Income (loss) before income taxes	(54,533)	81,712
Income tax expense	983	5,263
Net income (loss)	(55,516)	76,449
Net (income) loss attributable to noncontrolling interests	252	(470)
Net income (loss) attributable to ION	$(55,264)	$75,979
Net income (loss) per share:
Basic	$(0.34)	$0.46
Diluted	$(0.34)	$0.46
Weighted average number of common shares outstanding:
Basic	164,567	163,847
Diluted	164,567	164,061

See accompanying Footnotes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Net income (loss)	$(55,516)	$76,449
Other comprehensive loss, net of taxes, as appropriate:
Foreign currency translation adjustments	(1,345)	486
Equity interest in investees' other comprehensive loss	—	(1,173)
Other changes in other comprehensive income	—	26
Total other comprehensive loss, net of taxes	(1,345)	(661)
Comprehensive net income (loss)	(56,861)	75,788
Comprehensive (income) loss attributable to noncontrolling interest	252	(470)
Comprehensive net income (loss) attributable to ION	$(56,609)	$75,318

See accompanying Footnotes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(55,516)	$76,449
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Depreciation and amortization (other than multi-client data library)	6,525	7,904
Amortization of multi-client data library	5,289	16,326
Stock-based compensation expense	1,480	2,777
Equity in losses of investments	—	1,688
Reduction of accrual for loss contingency related to legal proceedings	—	(69,557)
Deferred income taxes	(12)	(884)
Change in operating assets and liabilities:
Accounts receivable	74,388	60,646
Unbilled receivables	(1,523)	(18,945)
Inventories	(468)	(144)
Accounts payable, accrued expenses and accrued royalties	(39,144)	(5,359)
Deferred revenue	3,137	(4,678)
Other assets and liabilities	(862)	(3,541)
Net cash (used in) provided by operating activities	(6,706)	62,682
Cash flows from investing activities:
Cash invested in multi-client data library	(9,088)	(22,353)
Purchase of property, plant, equipment and seismic rental assets	(11,994)	(1,997)
Repayment of advance to INOVA Geophysical	—	1,000
Net investment in and advances to OceanGeo B.V. prior to its consolidation	—	(3,074)
Other investing activities	257	605
Net cash used in investing activities	(20,825)	(25,819)
Cash flows from financing activities:
Borrowings under revolving line of credit	—	15,000
Payments on notes payable and long-term debt	(2,066)	(2,755)
Other financing activities	31	166
Net cash (used in) provided by financing activities	(2,035)	12,411
Effect of change in foreign currency exchange rates on cash and cash equivalents	396	(24)
Net (decrease) increase in cash and cash equivalents	(29,170)	49,250
Cash and cash equivalents at beginning of period	173,608	148,056
Cash and cash equivalents at end of period	$144,438	$197,306
See accompanying Footnotes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1)    Basis of Presentation
The condensed consolidated balance sheet of ION Geophysical Corporation and its subsidiaries (collectively referred to as the “Company” or “ION,” unless the context otherwise requires) at December 31, 2014 has been derived from the Company’s audited consolidated financial statements at that date. The condensed consolidated balance sheet at March 31, 2015, and the condensed consolidated statements of operations, comprehensive income (loss) and cash flows for the three months ended March 31, 2015 and 2014, are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results for a full year or of future operations.
These condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements presented in accordance with accounting principles generally accepted in the United States have been omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and Amendment No. 1 thereto on Form 10-K/A, which was filed on April 24, 2015 and contains the separate consolidated financial statements of INOVA Geophysical Equipment Limited (“INOVA Geophysical”) for its fiscal year ended December 31, 2014.
(2)    Restructurings and Other Charges
The recent decline in crude oil prices to five-year lows has negatively impacted the economic outlook of the Company’s E&P customers, which has also negatively impacted the outlook for the Company’s seismic contractor customers. In response to the decline in crude oil prices, E&P companies have reduced spending and re-prioritized their reduced capital spend to production-related activities and existing assets over exploration. Seismic spending is discretionary; therefore, E&P companies have disproportionately cut their spend on seismic-related services and products.
During the first quarter of 2015, the Company continued its restructuring program, focusing on centralizing the Company’s global data processing capabilities to core geographical hubs in the U.S. and the U.K. and reducing the Company’s marine repair infrastructure to two locations in the U.S. and U.A.E. Under this program, the Company made additional reductions to its headcount. Including December 2014, these restructurings have resulted in approximately a 20% reduction of full-time employees. During the three months ended March 31, 2015, the Company recognized the following pre-tax charges (in thousands):

	Severance Charges(a)	Facility Charges(b)	Total
Cost of goods sold	$1,813	$—	$1,813
Operating expenses	198	—	198
Other expense	—	1,913	1,913
Net income attributable to noncontrolling interest	(172)	—	(172)
Consolidated total	$1,839	$1,913	$3,752

(a)	Represents severance charges related to first quarter 2015 restructuring, a portion of which relates to a noncontrolling interest.

(b)	Represents facility charges related to first quarter 2015 restructuring.
During the second quarter, the Company expects to incur additional restructuring charges related to vacating facilities and other items in the range of $2 million to $4 million.
(3)    Segment Information
The Company operates through four business segments – Solutions, Systems, Software and Ocean Bottom Services. The Company measures segment operating results based on income (loss) from operations. In addition, the Company has an equity ownership interest in its INOVA Geophysical joint venture. As of December 31, 2014, the Company wrote its investment in INOVA Geophysical to zero and has suspended recording its share of losses in the joint venture. If at a future date, the Company’s cumulative share of earnings during the period of suspension becomes greater than its share of losses during the same period, the Company will begin to record its share of earnings in the joint venture as long as its net equity method investment remains greater than zero.

The following table is a summary of segment information (in thousands):

	Three Months Ended March 31,
	2015	2014
Net revenues:
Solutions:
New Venture	$5,029	$32,738
Data Library	2,137	13,217
Total multi-client revenues	7,166	45,955
Data Processing	11,833	43,286
Total	$18,999	$89,241
Systems:
Towed Streamer	$5,165	$11,851
Other	7,604	12,997
Total	$12,769	$24,848
Software:
Software Systems	$7,729	$9,154
Services	1,081	885
Total	$8,810	$10,039
Ocean Bottom Services	$—	$20,570
Total	$40,578	$144,698
Gross profit (loss):
Solutions	$(10,392)	$33,011
Systems	4,559	11,417
Software	5,590	7,257
Ocean Bottom Services	(15,545)	5,169
Total	$(15,788)	$56,854
Gross margin:
Solutions	(55)%	37%
Systems	36%	46%
Software	63%	72%
Ocean Bottom Services	—%	25%
Total	(39)%	39%
Income (loss) from operations:
Solutions	$(21,778)	$19,112
Systems	1,014	3,371
Software	3,335	5,128
Ocean Bottom Services	(17,559)	4,162
Corporate and other	(11,701)	(12,102)
Income (loss) from operations	(46,689)	19,671
Interest expense, net	(4,625)	(4,797)
Equity in losses of investments	—	(1,688)
Other income (expense), net	(3,219)	68,526
Income (loss) before income taxes	$(54,533)	$81,712

(4)    Long-term Debt

Obligations (in thousands)	March 31, 2015	December 31, 2014
Senior secured second-priority notes	$175,000	$175,000
Equipment capital leases	14,391	15,059
Other debt	272	535
Total	189,663	190,594
Current portion of long-term debt and lease obligations	(7,242)	(7,649)
Non-current portion of long-term debt and lease obligations	$182,421	$182,945

Credit Facility, including Revolving Line of Credit
In August 2014, ION and its subsidiaries, ION Exploration Products (U.S.A.), Inc., I/O Marine Systems, Inc. and GX Technology Corporation (collectively, the “Subsidiary Borrowers”), entered into a new credit facility (the “Credit Facility”). For a complete discussion of the terms, available credit and security of this Credit Facility, see Footnote 6 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
As of March 31, 2015, there was no outstanding indebtedness under the Credit Facility. At March 31, 2015, the Company has a borrowing base of approximately $43 million under the Credit Facility. The borrowing base will increase or decrease monthly using a formula based on certain eligible receivables, eligible inventory and other amounts.
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
The fixed charge coverage ratio is defined as the ratio of (i) ION’s EBITDA, minus unfunded capital expenditures made during the relevant period, minus distributions (including tax distributions) and dividends made during the relevant period, minus cash taxes paid during the relevant period, to (ii) certain debt payments made during the relevant period. The senior secured leverage ratio is defined as the ratio of (x) total senior funded debt to (y) ION’s EBITDA (excluding expenditures related directly to the Company’s multi-client data library). As of March 31, 2015, the Company was in compliance with these financial covenants.
The revolving credit and security agreement contains customary event of default provisions (including a “change of control” event affecting ION), the occurrence of which could lead to an acceleration of the Company’s obligations under the revolving credit and security agreement.
Senior Secured Second-Priority Notes
In May 2013, the Company sold $175.0 million aggregate principal amount of 8.125% Senior Secured Second-Priority Notes due 2018 (“Notes”) in a private offering pursuant to an Indenture dated as of May 13, 2013. The Notes are senior secured second-priority obligations of the Company, are guaranteed by certain of the Company’s U.S. subsidiaries, and mature on May 15, 2018. Interest on the Notes accrues at the rate of 8.125% per annum and will be payable semiannually in arrears on May 15 and November 15 of each year during their term. In May 2014, the holders of the Notes exchanged their Notes for a like principal amount of registered Notes with the same terms. For a complete discussion of the terms and security of these Notes, see Footnote 6 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
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
As of March 31, 2015, the Company was in compliance with the covenants on these Notes.

(5)    Net Income (Loss) per Share
Basic net income (loss) per common share is computed by dividing net income (loss) applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is determined based on the assumption that dilutive restricted stock and restricted stock unit awards have vested and outstanding dilutive stock options have been exercised and the aggregate proceeds were used to reacquire common stock using the average price of such common stock for the period. The total number of shares issued or reserved for future issuance under outstanding stock options at March 31, 2015 and 2014 was 9,522,274 and 9,660,100, respectively, and the total number of shares of restricted stock and shares reserved for restricted stock units outstanding at March 31, 2015 and 2014 was 1,504,470 and 1,479,027, respectively. All outstanding stock awards for the three months ended March 31, 2015 were anti-dilutive.
The following table summarizes the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Net income (loss) attributable to ION	$(55,264)	$75,979
Weighted average number of common shares outstanding	164,567	163,847
Effect of dilutive stock awards	—	214
Weighted average number of diluted common shares outstanding	164,567	164,061
Basic net income (loss) per share	$(0.34)	$0.46
Diluted net income (loss) per share	$(0.34)	$0.46
(6)    Income Taxes
The Company maintains a valuation allowance for substantially all of its deferred tax assets. The valuation allowance is calculated in accordance with the provisions of the Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) Topic 740 “Income Taxes,” which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. In the event the Company’s expectations of future operating results change, the valuation allowance may need to be adjusted upward or downward. As of March 31, 2015, the Company’s unreserved net U.S. deferred tax assets totaled $2.7 million, which is unchanged from December 31, 2014. These existing unreserved deferred tax assets are currently considered to be “more likely than not” realizable through the expected reversal of existing temporary differences and the ability to offset the related deductions against taxable income in open carryback years.
The Company’s effective tax rates for the three months ended March 31, 2015 and 2014 were (1.8)% and 6.4%, respectively. The Company’s income tax expense for the three months ended March 31, 2015 of $1.0 million relates to income from the Company’s non-U.S. businesses. This foreign tax expense was not offset by tax benefits on losses within the U.S. and other jurisdictions, therefore producing a consolidated income tax expense on a pre-tax loss.
The Company has approximately $2.0 million of unrecognized tax benefits and does not expect to recognize significant increases in unrecognized tax benefits during the next 12-month period. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense.
As of March 31, 2015, the Company’s U.S. federal tax returns for 2011 and subsequent years remain subject to examination by tax authorities. The Company is no longer subject to U.S. Internal Revenue Service (“IRS”) examination for periods prior to 2011, although carryforward attributes that were generated prior to 2011 may still be adjusted upon examination by the IRS if they either have been or will be used in an open year. In the Company’s foreign tax jurisdictions, tax returns for 2009 and subsequent years generally remain open to examination.
(7)    Litigation
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
In June 2013, the presiding judge entered a Memorandum and Order, ruling that WesternGeco is entitled to be awarded supplemental damages for the additional DigiFIN units that were supplied from the United States before and after the trial that were not included in the jury verdict due to the timing of the trial. In October 2013, the judge entered another Memorandum and Order, ruling on the number of DigiFIN units that are subject to supplemental damages and also ruling that the supplemental damages applicable to the additional units should be calculated by adding together the jury’s previous reasonable royalty and lost profits damages awards per unit, resulting in supplemental damages of $73.1 million.
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
The Company and WesternGeco have each appealed the Final Judgment to the United States Court of Appeals for the Federal Circuit. The Company filed its appeal brief in September 2014. WesternGeco’s appeal brief was filed in October 2014. Both parties presented their oral arguments in March 2015. The Company is currently awaiting a ruling from the United States Court of Appeals for the Federal Circuit. If the adverse ruling is affirmed, the Company intends to pursue all available opportunities to make further appeals.

In order to stay the judgment during the appeal, the Company arranged with sureties to post an appeal bond with the trial court on the Company’s behalf in the amount of $120.0 million. The terms of the appeal bond arrangements provide the sureties the contractual right for as long as the bond is outstanding to require the Company to post cash collateral for up to the full amount of the bond. If the sureties exercise their right to require collateral while the appeal bond is outstanding, the Company would intend to utilize a combination of cash on hand and undrawn balances available under the Company’s Credit Facility. If the Company is required to collateralize the full amount of the bond, the Company might also seek additional debt and/or equity financing. The collateralization of the full amount of the bond could have a material adverse effect on the Company’s liquidity. Any requirements that the Company collateralize the appeal bond will reduce its liquidity and may reduce the amount otherwise available to be borrowed under its Credit Facility. No assurances can be made whether the Company’s efforts to raise additional cash would be successful and, if so, on what terms and conditions, and at what cost the Company might be able to secure any such financing. The Company will incur fees of approximately $1.6 million per year to maintain the appeal bond until such time as the appeal bond is no longer required.
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
(8)    Other Income (Expense), Net
The following table is a summary of other income (expense), net (in thousands):

	Three Months Ended March 31,
	2015	2014
Reduction of loss contingency related to legal proceedings (Footnote 7)	$—	$69,557
Facility restructuring charge (Footnote 2)	(1,913)	—
Other expense, net	(1,306)	(1,031)
Total other income (expense), net	$(3,219)	$68,526
(9)    Details of Selected Balance Sheet Accounts
Inventories

The following table is a summary of inventories (in thousands):	March 31, 2015	December 31, 2014
Raw materials and subassemblies	$43,641	$41,461
Work-in-process	9,074	18,221
Finished goods	15,148	21,284
Reserve for excess and obsolete inventories	(24,887)	(29,804)
Total	$42,976	$51,162
The $4.9 million reduction in the reserve for excess and obsolete inventories was due to the scrapping of fully reserved inventory.

Other Long-term Liabilities

The following table is a summary of other long-term liabilities (in thousands):	March 31, 2015	December 31, 2014
Accrual for loss contingency related to legal proceedings (Footnote 7)	$123,770	$123,770
Deferred rents	13,896	13,416
Facility restructuring accrual	4,018	3,353
Other long-term liabilities	3,295	3,265
Total	$144,979	$143,804
(10)    Accumulated Other Comprehensive Income (Loss)
The following table is a summary of changes in accumulated other comprehensive loss by component (in thousands):

	Foreign currency translation adjustments	Total
Accumulated other comprehensive loss at December 31, 2014	$(12,807)	$(12,807)
Net current-period other comprehensive income (loss)	(1,345)	(1,345)
Accumulated other comprehensive loss at March 31, 2015	$(14,152)	$(14,152)

(11)    Supplemental Cash Flow Information and Non-cash Activity
The following table is a summary of non-cash items from investing and financing activities (in thousands):

	Three Months Ended March 31,
	2015		2014
Cash paid during the period for:
Interest	$497		$912
Income taxes	$5,041		$5,020
Non-cash items from investing and financing activities:
Purchases of computer equipment financed through capital leases	$1,178		$1,952
Investment in multi-client data library financed through accounts payable	$7,018		$—
Transfer of inventory to property, plant, equipment and seismic rental equipment	$8,485	(a)	$2,308

(a)
This transfer of inventory to property, plant, equipment and seismic rental equipment relates to ocean bottom seismic equipment manufactured by the Company to be deployed in the acquisition of ocean bottom seismic data.

Additionally, during the three months ended March 31, 2015, the Company purchased approximately $12.0 million of property, plant, equipment and seismic rental equipment, including approximately $10.1 million related to the manufacture of ocean bottom seismic equipment that will be used by the Ocean Bottom Services segment.
(12)    Acquisition of OceanGeo
In 2014, the Company completed the acquisition of OceanGeo B.V. (“OceanGeo”). OceanGeo specializes in seismic acquisition operations using ocean bottom cables deployed from vessels leased by OceanGeo. For a complete discussion of the acquisition of OceanGeo, see Footnote 3 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
The following summarized unaudited pro forma consolidated income statement information for the three months ended March 31, 2014, assumes that the OceanGeo acquisition had occurred as of the beginning of the period prior to the period the acquisition occurred. The Company has prepared these unaudited pro forma financial results for comparative purposes only. These unaudited pro forma financial results may not be indicative of the results that would have occurred if ION had completed the acquisition as of the beginning of that prior period or the results that may be attained in the future. Amounts presented below are in thousands, except for the per share amounts:

Pro forma Consolidated ION Income Statement Information	Three Months Ended March 31, 2014

Net revenues	$153,882
Income from operations	$22,788
Net income	$77,009
Net income attributable to ION	$76,539
Basic and diluted net income per common share	$0.47
OceanGeo did not record any revenues during the three months ended March 31, 2015 due to its vessels being idle while it attempts to secure a backlog of future orders. OceanGeo has been verbally awarded and is working through the bid process towards a formal contract for a long-term project in Brazil. However, this program is projected to begin in the fourth quarter of 2015 or early 2016.
(13)    Fair Value of Financial Instruments
Authoritative guidance on fair value measurements defines fair value, establishes a framework for measuring fair value and stipulates the related disclosure requirements. The Company follows a three-level hierarchy, prioritizing and defining the types of inputs used to measure fair value.
The carrying amounts of the Company’s long-term debt as of March 31, 2015 and December 31, 2014 were $189.7 million and $190.6 million, respectively, compared to its fair values of $151.2 million and $162.6 million as of March 31, 2015 and December 31, 2014, respectively. The fair value of the long-term debt was calculated using Level 1 inputs, including an active market price.
Fair Value of Other Financial Instruments. Due to their highly liquid nature, the amount of the Company’s other financial instruments, including cash and cash equivalents, accounts and unbilled receivables, notes receivable, accounts payable, and accrued multi-client data library royalties, represent their approximate fair value.
(14)    Stock-based Compensation
Stock Appreciation Rights (“SARs”). On March 1, 2015, the Company issued 3,108,107 SAR awards to 16 individuals with an exercise price of $2.28. The vesting of these SARs is achieved through both a market condition and a service condition. The market condition is achieved, in part or in full, in the event that during the four-year period beginning on the date of grant the 20-day trailing volume-weighted average price of a share of common stock is (i) greater than 120% of the exercise price for the first 1/3 of the awards, (ii) greater than 125% of the exercise price for the second 1/3 of the awards and (iii) greater than 130% of the exercise price for the final 1/3 of the awards. The exercise condition restricts the ability of the holders to exercise awards until certain service milestones have been reached such that (i) no more than 1/3 of the awards may be exercised, if vested, on and after the first anniversary of the date of grant, (ii) no more than 2/3 of the awards may be exercised, if vested, on and after the second anniversary of the date of grant and (iii) all of the awards may be exercised, if vested, on and after the third anniversary of the date of grant.
Pursuant to ASC 718, “Compensation – Stock Compensation,” the stock appreciation rights are considered liability awards and as such, these amounts are accrued in the liability section of the balance sheet. The Company calculated the fair value of each SAR award on the date of grant using a Monte Carlo simulation model. The following assumptions were used:

March 1, 2015
Risk-free interest rates	2.03%
Expected lives (in years)	2.7
Expected dividend yield	—%
Expected volatility	60.27%
(15)    Related Party Transactions
BGP Inc. (“BGP”) owned approximately 14.4% of the Company’s outstanding common stock as of March 31, 2015. For the three months ended March 31, 2015 and 2014, the Company recorded revenues from BGP of $2.9 million and $2.0 million, respectively. Total receivables due from BGP were $3.1 million at March 31, 2015.
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
On April 1, 2015, the FASB decided to propose a one-year deferral of the effective date for its new revenue standard for public and nonpublic entities reporting under U.S. GAAP. The proposal also would permit entities to adopt the standard as early as the original public entity effective date. Early adoption prior to that date would still not be permitted.

The FASB and IASB (collectively, the “Boards”) have discussed clarifying the guidance in their new revenue standards for: (1) licenses of intellectual property, (2) identifying performance obligations, (3) noncash consideration and (4) collectibility. The Boards have also discussed whether to add practical expedients for the accounting for contract modifications at transition and the presentation of sales taxes, and the FASB separately discussed several technical corrections. The FASB and the IASB did not agree on the nature and breadth of all of the changes to be proposed. The Boards are expected to issue separate exposure drafts later this year.
The Company continues to evaluate (i) the two allowed adoption methods to determine which method it plans to use for retrospective presentation of comparative periods, (ii) the impact of proposed clarifications to the guidance on timing of the recognition of revenue within the Company’s various revenue streams, (iii) the Company’s option to adopt the new guidance either as of the originally proposed effective date or the proposed deferred effective date and (iv) whether the implementation of this new guidance will have a material impact on the Company’s consolidated financial position or results of operations for the periods presented.
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
This condensed consolidating financial information should be read in conjunction with the accompanying consolidated financial statements and footnotes.

	March 31, 2015
Balance Sheet	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$73,704	$—	$70,734	$—	$144,438
Accounts receivable, net	—	20,410	18,959	—	39,369
Unbilled receivables	—	20,604	3,494	—	24,098
Inventories	—	3,966	39,010	—	42,976
Prepaid expenses and other current assets	5,827	3,273	8,404	(4,497)	13,007
Total current assets	79,531	48,253	140,601	(4,497)	263,888
Deferred income tax asset	(7,852)	6,675	750	9,032	8,605
Property, plant, equipment and seismic rental equipment, net	5,972	30,748	43,019	—	79,739
Multi-client data library, net	—	112,417	16,181	—	128,598
Investment in subsidiaries	631,284	258,010	—	(889,294)	—
Goodwill	—	—	26,289	—	26,289
Intangible assets, net	—	5,822	454	—	6,276
Intercompany receivables	43,490	—	—	(43,490)	—
Other assets	8,935	167	962	—	10,064
Total assets	$761,360	$462,092	$228,256	$(928,249)	$523,459
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$6,880	$362	$—	$7,242
Accounts payable	2,260	16,246	10,644	—	29,150
Accrued expenses	5,268	24,505	16,259	4,817	50,849
Accrued multi-client data library royalties	—	15,040	564	—	15,604
Deferred revenue	—	8,346	2,981	—	11,327
Total current liabilities	7,528	71,017	30,810	4,817	114,172
Long-term debt, net of current maturities	175,000	7,345	76	—	182,421
Intercompany payables	495,667	25,268	18,218	(539,153)	—
Other long-term liabilities	2,653	130,545	12,063	(282)	144,979
Total liabilities	680,848	234,175	61,167	(534,618)	441,572
Redeemable noncontrolling interest	—	—	1,325	—	1,325
Equity:
Common stock	1,647	290,460	19,138	(309,598)	1,647
Additional paid-in capital	889,255	180,700	234,234	(414,934)	889,255
Accumulated earnings (deficit)	(789,673)	170,153	3,895	(174,048)	(789,673)
Accumulated other comprehensive income (loss)	(14,152)	4,869	(14,155)	9,286	(14,152)
Due from ION Geophysical Corporation	—	(418,265)	(77,398)	495,663	—
Treasury stock	(6,565)	—	—	—	(6,565)
Total stockholders’ equity	80,512	227,917	165,714	(393,631)	80,512
Noncontrolling interests	—	—	50	—	50
Total equity	80,512	227,917	165,764	(393,631)	80,562
Total liabilities and equity	$761,360	$462,092	$228,256	$(928,249)	$523,459

	December 31, 2014
Balance Sheet	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$109,514	$—	$64,094	$—	$173,608
Accounts receivable, net	123	49,892	64,310	—	114,325
Unbilled receivables	—	18,548	4,051	—	22,599
Inventories	—	4,013	47,149	—	51,162
Prepaid expenses and other current assets	6,692	2,697	8,769	(4,496)	13,662
Total current assets	116,329	75,150	188,373	(4,496)	375,356
Deferred income tax asset	(7,852)	6,675	749	9,032	8,604
Property, plant, equipment and seismic rental equipment, net	6,412	33,065	30,363	—	69,840
Multi-client data library, net	—	96,423	22,246	—	118,669
Investment in subsidiaries	675,499	278,294	—	(953,793)	—
Goodwill	—	—	27,388	—	27,388
Intangible assets, net	—	6,254	534	—	6,788
Intercompany receivables	29,979	—	—	(29,979)	—
Other assets	10,191	147	274	—	10,612
Total assets	$830,558	$496,008	$269,927	$(979,236)	$617,257
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$6,965	$684	$—	$7,649
Accounts payable	4,308	12,028	20,527	—	36,863
Accrued expenses	3,904	34,738	21,807	4,815	65,264
Accrued multi-client data library royalties	—	34,624	595	—	35,219
Deferred revenue	—	5,263	2,999	—	8,262
Total current liabilities	8,212	93,618	46,612	4,815	153,257
Long-term debt, net of current maturities	175,000	7,839	106	—	182,945
Intercompany payables	509,124	8,892	21,087	(539,103)	—
Other long-term liabilities	2,609	130,985	10,489	(279)	143,804
Total liabilities	694,945	241,334	78,294	(534,567)	480,006
Redeemable noncontrolling interest	—	—	1,539	—	1,539
Equity:
Common stock	1,645	290,460	19,138	(309,598)	1,645
Additional paid-in capital	887,749	180,700	234,234	(414,934)	887,749
Accumulated earnings (deficit)	(734,409)	208,846	26,981	(235,827)	(734,409)
Accumulated other comprehensive income (loss)	(12,807)	6,229	(12,795)	6,566	(12,807)
Due from ION Geophysical Corporation	—	(431,561)	(77,563)	509,124	—
Treasury stock	(6,565)	—	—	—	(6,565)
Total stockholders’ equity	135,613	254,674	189,995	(444,669)	135,613
Noncontrolling interests	—	—	99	—	99
Total equity	135,613	254,674	190,094	(444,669)	135,712
Total liabilities and equity	$830,558	$496,008	$269,927	$(979,236)	$617,257

	Three Months Ended March 31, 2015
Income Statement	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Net revenues	$—	$18,849	$22,135	$(406)	$40,578
Cost of sales	—	24,775	31,997	(406)	56,366
Gross loss	—	(5,926)	(9,862)	—	(15,788)
Total operating expenses	7,916	13,080	9,905	—	30,901
Loss from operations	(7,916)	(19,006)	(19,767)	—	(46,689)
Interest expense, net	(4,551)	(72)	(2)	—	(4,625)
Intercompany interest, net	139	(657)	518	—	—
Equity in losses of investments	(42,857)	(18,922)	—	61,779	—
Other income (expense)	(29)	15	(3,205)	—	(3,219)
Net loss before income taxes	(55,214)	(38,642)	(22,456)	61,779	(54,533)
Income tax expense	50	51	882	—	983
Net loss	(55,264)	(38,693)	(23,338)	61,779	(55,516)
Net loss attributable to noncontrolling interests	—	—	252	—	252
Net loss attributable to ION	(55,264)	(38,693)	(23,086)	61,779	(55,264)
Comprehensive net loss	$(56,609)	$(40,053)	$(24,698)	$64,499	$(56,861)
Comprehensive loss attributable to noncontrolling interest	—	—	252	—	252
Comprehensive net loss attributable to ION	$(56,609)	$(40,053)	$(24,446)	$64,499	$(56,609)

	Three Months Ended March 31, 2014
Income Statement	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Net revenues	$—	$78,122	$66,576	$—	$144,698
Cost of sales	—	43,996	43,848	—	87,844
Gross profit	—	34,126	22,728	—	56,854
Total operating expenses	9,021	15,255	12,907	—	37,183
Income (loss) from operations	(9,021)	18,871	9,821	—	19,671
Interest expense, net	(4,573)	(42)	(182)	—	(4,797)
Intercompany interest, net	66	(435)	369	—	—
Equity in earnings (losses) of investments	89,488	3,856	738	(95,770)	(1,688)
Other income (expense)	497	69,911	(1,882)	—	68,526
Net income before income taxes	76,457	92,161	8,864	(95,770)	81,712
Income tax expense	478	332	4,453	—	5,263
Net income	75,979	91,829	4,411	(95,770)	76,449
Net income attributable to noncontrolling interests	—	—	(470)	—	(470)
Net income attributable to ION	75,979	91,829	3,941	(95,770)	75,979
Comprehensive net income	$75,318	$91,828	$4,901	$(96,259)	$75,788
Comprehensive income attributable to noncontrolling interest	—	—	(470)	—	(470)
Comprehensive net income attributable to ION	$75,318	$91,828	$4,431	$(96,259)	$75,318

	Three Months Ended March 31, 2015
Statement of Cash Flows	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Total Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(62,480)	$41,328	$14,446	$(6,706)
Cash flows from investing activities:
Cash invested in multi-client data library	—	(9,055)	(33)	(9,088)
Purchase of property, plant, equipment and seismic rental equipment	(329)	(1,133)	(10,532)	(11,994)
Other investing activities	—	257	—	257
Net cash used in investing activities	(329)	(9,931)	(10,565)	(20,825)
Cash flows from financing activities:
Payments on notes payable and long-term debt	—	(1,725)	(341)	(2,066)
Intercompany lending	26,968	(29,672)	2,704	—
Other financing activities	31	—	—	31
Net cash provided by (used in) financing activities	26,999	(31,397)	2,363	(2,035)
Effect of change in foreign currency exchange rates on cash and cash equivalents	—	—	396	396
Net increase (decrease) in cash and cash equivalents	(35,810)	—	6,640	(29,170)
Cash and cash equivalents at beginning of period	109,514	—	64,094	173,608
Cash and cash equivalents at end of period	$73,704	$—	$70,734	$144,438

	Three Months Ended March 31, 2014
Statement of Cash Flows	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Total Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by operating activities	$15,105	$19,989	$27,588	$62,682
Cash flows from investing activities:
Investment in multi-client data library	—	(22,299)	(54)	(22,353)
Purchase of property, plant, equipment and seismic rental equipment	(551)	(1,230)	(216)	(1,997)
Repayment of advance to INOVA Geophysical	1,000	—	—	1,000
Net investment in and advances to OceanGeo B.V. prior to its consolidation	—	—	(3,074)	(3,074)
Other investing activities	579	26	—	605
Net cash provided by (used in) investing activities	1,028	(23,503)	(3,344)	(25,819)
Cash flows from financing activities:
Borrowings under revolving line of credit	15,000	—	—	15,000
Payments on notes payable and long-term debt	—	(1,365)	(1,390)	(2,755)
Intercompany lending	(1,155)	6,418	(5,263)	—
Other financing activities	166	—	—	166
Net cash provided by (used in) financing activities	14,011	5,053	(6,653)	12,411
Effect of change in foreign currency exchange rates on cash and cash equivalents	—	—	(24)	(24)
Net increase in cash and cash equivalents	30,144	1,539	17,567	49,250
Cash and cash equivalents at beginning of period	124,701	—	23,355	148,056
Cash and cash equivalents at end of period	$154,845	$1,539	$40,922	$197,306

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
Our Business
In this Form 10-Q, “ION Geophysical,” “ION,” “the company” (or, “the Company”), “we,” “our,” “ours” and “us” refer to ION Geophysical Corporation and its consolidated subsidiaries, except where the context otherwise requires or as otherwise indicated.
The information contained in this Quarterly Report on Form 10-Q contains references to trademarks, service marks and registered marks of ION and our subsidiaries, as indicated. Except where stated otherwise or unless the context otherwise requires, the terms “GeoVentures,” “DigiFIN,” “VectorSeis,” “Orca,” “GATOR,” “Calypso,” “WiBand,” “G3i” and “Hawk” refer to GeoVentures®, DigiFIN®, VECTORSEIS®, ORCA®, GATOR®, Calypso®, WiBand®, G3i® and Hawk® registered marks owned by ION or INOVA Geophysical, and the terms “VSO,” “Narwhal” and “Marlin” refer to VSO™, Narwhal™ and Marlin™ trademarks and service marks owned by ION.
We are a global, technology-focused company that provides geoscience technology, services and solutions to the global oil and gas industry. Our offerings are designed to allow oil and gas exploration and production (“E&P”) companies to obtain higher resolution images of the Earth’s subsurface during exploration, exploitation and production operations to reduce their risk in exploration and reservoir development. We acquire and process seismic data from seismic surveys in regional data programs, which then become part of our multi-client data library. The seismic surveys for our data library business are pre-funded, or underwritten, in part by our customers, and, with the exception of our ocean bottom seismic (“OBS”) data acquisition company, OceanGeo B.V. (“OceanGeo”), we contract with third party seismic data acquisition companies to shoot and acquire the seismic data, all of which is intended to minimize our risk exposure. We serve customers in all major energy producing regions of the world from strategically located offices in 21 cities on six continents. Due to restructuring activities in 2015 (see “— Restructurings” below), we expect to vacate facilities in approximately 5 cities.
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
We provide our services and products through four business segments – Solutions, Systems, Software and Ocean Bottom Services. Our Ocean Bottom Services segment is comprised of OceanGeo, in which we increased our ownership to 100% in 2014. In addition, we have a 49% ownership interest in our INOVA Geophysical Equipment Limited joint venture (“INOVA Geophysical,” or “INOVA”). As of December 31, 2014, we wrote our investment in INOVA Geophysical to zero, and therefore no longer record our share of losses in the joint venture. For details of our suspension of recording equity method losses, see Footnote 3 “Segment Information” of Footnotes to Consolidated Financial Statements.
For decades we have been engaged in providing innovative seismic data acquisition technology, such as full-wave imaging capability with VectorSeis products, the ability to record seismic data from basins that underlie ice fields in polar regions, and cableless seismic techniques. The advanced technologies we currently offer include our Orca and Gator command and control software systems, WiBand broadband data processing technology, Calypso OBS acquisition system, Narwhal (software system) for ice management, and other technologies, each of which is designed to deliver improvements in both image quality and productivity. In late 2014 and the first quarter of 2015, we have been field testing our new Marlin solution for optimizing simultaneous operations during marine seismic data acquisition. We have over 500 patents and pending patent applications in various countries around the world. Approximately 50% of our employees are involved in technical roles and over 25% of our employees have advanced degrees.
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
Our GX Technology (“GXT”) group offers data processing and imaging services designed to help our E&P customers reduce exploration and production risk, evaluate and develop reservoirs, and increase production. GXT develops a series of subsurface images by applying its processing technology to data owned or licensed by its customers. After completing our restructuring activities started in the first quarter of 2015 (see “— Restructurings” below), we will maintain approximately 15 petabytes of digital seismic data information storage in 8 global data centers, including our largest data center in Houston.

Our Solutions business focuses on providing services for challenging environments, such as the Arctic frontier; complex and hard-to-image geologies, such as deepwater subsurface salt formations in the Gulf of Mexico and offshore West Africa and Brazil; unconventional reservoirs, such as those found in shale, tight gas and oil sands formations; and offshore basin-wide seismic data and imaging programs. Since 2002, our basin exploration seismic data programs have resulted in a substantial data library that covers significant portions of many of the frontier basins in the world, including offshore East and West Africa, India, South America, the Arctic, the deepwater Gulf of Mexico and Australia.
Software. Our Software business provides command and control software systems, related software and services for towed marine streamer and seabed operations, as well as survey design. Our Orca software is installed on towed streamer marine vessels worldwide, and our Gator software is a component of many re-deployable and permanent seabed monitoring systems.
In 2013, we introduced our Narwhal for ice management system, and we continue to field test our new Marlin solution for optimizing simultaneous operations during marine seismic data acquisition. Both of these systems are part of our E&P software solutions for operations management.
Systems. Our Systems business is engaged in the manufacture of (i) re-deployable ocean bottom cable seismic data acquisition systems and shipboard recorders (for OceanGeo’s use in OBS data acquisition); (ii) marine towed streamer positioning and control systems; and (iii) analog geophone sensors.
Ocean Bottom Services. Through OceanGeo, we offer a fully integrated OBS solution that includes expert survey design, planning and optimization, to maximize seismic image quality, operational efficiency and safety; safe, efficient data acquisition by the experienced team at OceanGeo; superior imaging via OceanGeo’s exclusive use of our VSO systems; and data processing, interpretation and reservoir services, by our GXT group.
INOVA Geophysical. Historically, we have conducted our land seismic equipment business through INOVA Geophysical, which is a joint venture with BGP Inc. (“BGP”). BGP is a subsidiary of China National Petroleum Corporation, and is generally regarded as the world’s largest land geophysical service contractor. BGP owns a 51% equity interest in INOVA Geophysical, and we own the remaining 49% interest. INOVA manufactures cable-based and cableless seismic data acquisition systems, digital sensors, vibroseis vehicles (i.e., vibrator trucks) and source controllers for detonator and energy source business lines. As of December 31, 2014, we wrote our investment in INOVA Geophysical to zero.
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
In the first quarter of 2015, E&P companies continued to reduce their capital expenditure budgets in light of the recent steep oil price decreases that began in the fourth quarter of 2014. E&P companies are evaluating near-term oil prices, and how it will affect their return on new and existing projects before committing to spend substantial sums from their capital budgets. We believe E&P companies perceive projects with a longer time to payback, or profitability, as less attractive in the short-term. Therefore, E&P companies are increasingly likely to reduce capital expenditures for projects in the early stages, or exploration phase, of the E&P lifecycle compared to prior years. In low oil price environments, oil companies tend to prioritize production-related activities and existing assets over exploration, and disproportionately cut spending on seismic services and products, which has a negative impact on the entire seismic industry.

The following table is a summary of recent oil and gas price trends:

	Brent Crude (per bbl)		West Texas Intermediate Crude (per bbl)		Henry Hub Natural Gas (per mcf)
Quarter ended	High	Low	High	Low	High	Low
3/31/2015	$61.89	$45.13	$53.53	$43.46	$3.23	$2.58
12/31/2014	$94.57	$55.27	$91.01	$53.27	$4.49	$2.89
9/30/2014	$110.84	$94.53	$105.34	$91.16	$4.46	$3.75
6/30/2014	$115.19	$103.37	$107.26	$99.42	$4.83	$4.28
3/31/2014	$111.26	$105.73	$104.92	$91.66	$6.15	$4.01
12/31/2013	$113.27	$103.08	$104.10	$92.30	$4.46	$3.45
9/30/2013	$117.15	$103.19	$110.53	$97.99	$3.81	$3.23
6/30/2013	$109.66	$96.84	$98.44	$86.68	$4.41	$3.57
3/31/2013	$118.90	$106.41	$97.94	$90.12	$4.07	$3.11

Source: U.S. Energy Information Administration (EIA).
In the past few years, crude oil prices traded in a fairly limited band between $85 – $110 per barrel. However, beginning in the fourth quarter of 2014, oil prices decreased significantly and remained as low as $43 and $45 for WTI and Brent, respectively, in the first quarter of 2015. These price changes are primarily based on the supply and demand fundamentals described below.
The U.S. rig count also dropped significantly since the beginning of the fourth quarter of 2014, however, output is expected to continue to increase in North America through the second quarter of 2015 because the least efficient rigs are being removed first. The winter of 2014/2015 has been colder than normal in North America causing steep draws of finished product stocks, however, this did not stop crude stocks in North America from rising to record high levels. The International Energy Agency (“IEA”), estimates that non-OPEC crude oil production will increase in 2015 by approximately 0.8 million barrels per day (“MB/D”), with nearly all of that growth occurring in North America.
While crude oil supply continued to grow, the growth rate in demand for crude oil slowed in 2014. The IEA estimates that global demand for crude oil increased by approximately 0.7 MB/D in 2014, which was half the growth rate experienced in 2013. Most of this growth occurred in non-OECD regions, offsetting the decrease in demand from Europe in 2014. The IEA estimates global demand to increase by 0.9 MB/D in 2015, with all of this growth coming in non-OECD regions. This demand growth approximately equals the expected growth in crude oil production from North America. However, estimates of growth in North American crude oil production have been consistently underestimated in recent years.
The price for Brent crude will influence our customers’ spending in international markets, while the prices for WTI and U.S. natural gas will influence our customers’ spending in the North American market. Given the historical volatility of crude prices, there remains a risk that prices could deteriorate further going forward due to increased domestic crude oil production, the lifting of oil-related sanctions against Iran, slowing growth rates in emerging countries like China, stagnant economies in Europe, and the potential for significant supply/demand imbalances. However, if the global supply of oil were to decrease due to government instability in a major oil-producing nation and energy demand began increasing again in emerging countries such as China and India, the world could see higher prices for Brent and WTI, as in prior years.
Natural gas prices remained relatively flat in the first quarter of 2015. Demand for natural gas has continued to grow due to (i) colder than normal weather in much of North America and (ii) the continuing rotation of electric production from coal to natural gas, which is primarily due to lower natural gas prices in recent years and significant new federal regulations on the coal industry. However, this growth in demand continues to be offset by significant production growth due to increasing drilling efficiency and increased associated gas being produced from unconventional oil wells in North America. At the end of the first quarter of 2015, natural gas inventories in North America were well within the recent five-year range, being only 12% lower than the previous five-year average.
As a result of natural gas production growth outpacing demand in the U.S., natural gas prices continue to be weak relative to prices experienced in 2006 through 2008 and are expected to remain below levels considered economic for new investments in many natural gas fields. If natural gas production growth continues to surpass demand in the U.S., whether the supply comes from conventional or unconventional production or associated natural gas production from oil wells, prices for natural gas could be constrained for an extended period.

Impact to Our Business
The recent reduction in exploration spending has had a significant impact on our results of operations for the first quarter of 2015 in all of our segments. In our Solutions segment, we have seen continued softness in customer underwriting of our new venture programs. We continue to maintain high standards for underwriting new projects, and have delayed certain new venture programs accordingly. We invested approximately $13.3 million less in our multi-client data library during the first quarter of 2015, compared to the same period in 2014.
While there has been a slowdown in our data processing business as various customers delayed processing projects in the first quarter of 2015, we are starting to see increase in customer activity. In addition, we are starting to see growth in the sales pipeline for reprocessing existing seismic data. However, due to the slowdown that began in 2014, data processing revenues were down in the first quarter of 2015, compared to the same period in 2014, and we expect our data processing business to remain soft for the remainder of 2015. During 2014 and early 2015, we took measured actions to reduce our data processing cost structure.
Our business has traditionally been seasonal, with the strongest demand for our services and products often in the fourth quarter of our fiscal year. Our first quarter 2015 results were also impacted by the significant downturn in exploration spending. The first quarter is usually our softest, but this quarter was exceptionally weak, as many of our E&P customers have delayed, until recently, finalizing their budgets for 2015.
At March 31, 2015, our Solutions segment backlog, which consists of commitments for (i) data processing work and (ii) both multi-client new venture projects and proprietary projects by our GeoVentures group underwritten by our customers, was $52.5 million, compared with backlog of $46.7 million at December 31, 2014 and $69.2 million at March 31, 2014. The decline in backlog since March 31, 2014 was primarily due to (i) the softening of customer underwriting for new ventures projects and (ii) the delay of certain processing projects by customers. However, with most of our E&P customers having finalized their budgets for 2015, we now expect to see an increase in exploration spending over the second half of this year, albeit at lower than historical levels. As of March 31, 2015, we have seen a modest increase in our new venture backlog. We anticipate that the majority of our current backlog will be recognized as revenue in 2015.
In the first quarter of 2015, our OBS segment was affected by potential E&P customers delaying or canceling decisions to commit capital to OBS projects, causing our vessels to be idle since the fourth quarter of 2014. We have been verbally awarded and are working through the bid process towards a formal contract for a long-term project in Brazil. However, this program is projected to begin in the fourth quarter of 2015 or early 2016. To bridge the gap, we are negotiating with other customers for short-term survey work. Despite the extended market downturn and uncertainty, we see significant long-term potential for OceanGeo and technologies to improve ocean bottom survey productivity, and we expect long-term demand for ocean bottom production surveys (4D) to increase.
Our traditional seismic contractor customers are also experiencing weakened demand due to the reduction in seismic spend by their customers. Since early 2014, seismic contractors have taken 14 seismic vessels, or about 10% of the fleet, out of the market, and we anticipate another 5 vessels will be taken out of service in 2015. As a result, our Systems segment continues to experience weak year-over-year sales. In the first quarter of 2015, our Systems segment revenues decreased primarily due to reduced sales of towed streamer systems, as well as reduced sales of spares and repairs.
The marine seismic vessel market contraction also reduced the available software market. Our Software segment net revenues decreased for the first quarter of 2015 compared to the same period of 2014 primarily driven by reduced sales of Orca software licenses.
We continue to monitor the global economy, the demand for crude oil and natural gas and the resultant impact on the capital spending plans and operations of our E&P customers in order to plan our business. We remain confident that, despite current marketplace challenges that we describe above, we have positioned ourselves to take advantage of the next upturn in the energy cycle by shifting our focus toward E&P solutions and away from equipment sales, and by diversifying our offerings across the E&P lifecycle.
It is our view that technologies that provide a competitive advantage through improved imaging, lower costs or higher productivity will continue to be valued in our marketplace. We believe that our newest technologies, such as Calypso, WiBand, Orca and Narwhal, will continue to attract customer interest, because those technologies are designed to deliver enhanced image quality, efficiency and cost savings.

Restructurings
Due to the current economic conditions described above, including significant reductions in E&P capital expenditures, in the first quarter we initiated further restructuring programs focusing on centralizing our global data processing capabilities to core geographical hubs in the U.S. and the U.K. and reducing our marine repair infrastructure to two locations in the U.S. and U.A.E. These restructuring actions are in addition to those taken in 2013 and 2014 and include reducing our workforce in certain locations, and closing selected facilities. Including actions taken in December 2014, we have reduced full-time employees by approximately 20%. We also initiated further cost control measures that included reducing salaries by 10% for the majority of our employees for the remainder of 2015. We expect that these actions will result in savings of approximately $25 million in 2015. See Footnote 2 “Restructurings and Other Charges” of Footnotes to Consolidated Financial Statements.

Key Financial Metrics
The table below provides an overview of key financial metrics for our company as a whole and our four business segments for the three months ended March 31, 2015, compared to the same period of 2014 (in thousands).

	Three Months Ended March 31,
	2015	2014
Net revenues:
Solutions:
New Venture	$5,029	$32,738
Data Library	2,137	13,217
Total multi-client revenues	7,166	45,955
Data Processing	11,833	43,286
Total	$18,999	$89,241
Systems:
Towed Streamer	$5,165	$11,851
Other	7,604	12,997
Total	$12,769	$24,848
Software:
Software Systems	$7,729	$9,154
Services	1,081	885
Total	$8,810	$10,039
Ocean Bottom Services	$—	$20,570
Total	$40,578	$144,698
Gross profit (loss):
Solutions	$(10,392)	$33,011
Systems	4,559	11,417
Software	5,590	7,257
Ocean Bottom Services	(15,545)	5,169
Total	$(15,788)	$56,854
Gross margin:
Solutions	(55)%	37%
Systems	36%	46%
Software	63%	72%
Ocean Bottom Services	—%	25%
Total	(39)%	39%
Income (loss) from operations:
Solutions	$(21,778)	$19,112
Systems	1,014	3,371
Software	3,335	5,128
Ocean Bottom Services	(17,559)	4,162
Corporate and other	(11,701)	(12,102)
Total	$(46,689)	$19,671
Operating margin:
Solutions	(115)%	21%
Systems	8%	14%
Software	38%	51%
Ocean Bottom Services	—%	20%
Corporate and other	(29)%	(8)%
Total	(115)%	14%
We intend that the following discussion of our financial condition and results of operations will provide information that will assist in understanding our consolidated financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes.

On April 24, 2015, we filed on Form 10-K/A, an Amendment No. 1 to our Annual Report on Form 10-K in order to file certain separate consolidated financial statements for INOVA Geophysical, as required under Securities and Exchange Commission (“SEC”) Regulation S-X.
For a discussion of factors that could impact our future operating results and financial condition, see (i) Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, and (ii) Item 1A. “Risk Factors” in Part II of this Form 10-Q.
Results of Operations
Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
Our overall total net revenues of $40.6 million for the three months ended March 31, 2015 (the “Current Quarter”) decreased by $104.1 million, or (72)%, compared to total net revenues for the three months ended March 31, 2014 (the “Comparable Quarter”). Our overall gross profit (loss) percentage for the Current Quarter was (39)%, compared to 39%, for the Comparable Quarter. For the Current Quarter, our loss from operations was $46.7 million, compared to income from operations of $19.7 million for the Comparable Quarter.
Net loss for the Current Quarter was $55.3 million, or $(0.34) per share, compared to net income of $76.0 million, or $0.46 per share, for the Comparable Quarter. The Comparable Quarter included a reduction of the accrual for loss contingency related to legal proceedings of $69.6 million, impacting our diluted earnings per share by $0.42. Excluding this reduction of accrual, our net income for the Comparable Quarter was $6.4 million, or $0.04 per diluted share, as adjusted.
Net Revenues, Gross Profits and Gross Margins
Solutions — Net revenues for the Current Quarter decreased by $70.2 million, or 79%, to $19.0 million, compared to $89.2 million for the Comparable Quarter. The decrease in revenues was primarily due to continued softness in exploration spending by our E&P customers. The Comparable Quarter also benefited from the recognition of $15.0 million of revenues that related to work performed for a customer in 2013. Gross profit (loss) decreased by $43.4 million to $(10.4) million, representing a (55)% gross margin, compared to $33.0 million, which represented a 37% gross margin, in the Comparable Quarter. The decrease in gross margin was due to the significant reduction in revenues.
Systems — Net revenues for the Current Quarter decreased by $12.0 million, or 48%, to $12.8 million, compared to $24.8 million for the Comparable Quarter. Gross profit decreased by $6.8 million to $4.6 million, representing a 36% gross margin, for the Current Quarter, compared to $11.4 million, representing a 46% gross margin, for the Comparable Quarter. The decrease in revenues in the Current Quarter was principally due to reduced seismic activity by seismic contractors as they have taken seismic vessels out of service resulting in reduced sales of towed streamer, as well as a reduction in repairs and purchases of spares.
Software — Net revenues for the Current Quarter decreased $1.2 million, or 12%, to $8.8 million, compared to $10.0 million for the Comparable Quarter. Gross profit for the Current Quarter decreased $1.7 million to $5.6 million, compared to $7.3 million, for the Comparable Quarter. The decrease in revenues was due to a decrease in Orca sales in the Current Quarter as a result of seismic contractors taking seismic vessels out of service and from the effects of foreign currency translation. Gross margin of 63% in the Current Quarter decreased from the 72% gross margin in the Comparable Quarter primarily due to the decline in revenues in the Current Quarter.
Ocean Bottom Services — Net revenues for the Current Quarter were zero, compared to $20.6 million for the Comparable Quarter. Gross loss for the Current Quarter was $15.5 million, compared to gross profit of $5.2 million for the Comparable Quarter. OceanGeo did not record any revenues during the Current Quarter due to its vessels being idle while it attempts to secure a backlog of future orders.
Operating Expenses
Research, Development and Engineering — Research, development and engineering expense was $7.7 million for the Current Quarter, a decrease of $1.3 million compared to $9.0 million for the Comparable Quarter. This decrease was due to right-sizing actions taken in 2014 that reduced expenses in the Current Quarter.
Marketing and Sales — Marketing and sales expense was $7.8 million for the Current Quarter, a decrease of $1.4 million compared to $9.2 million for the Comparable Quarter. This decrease was due to right-sizing actions taken in 2014 that reduced expenses in the Current Quarter.

General, Administrative and Other Operating Expenses — General, administrative and other operating expenses of $15.3 million for the Current Quarter, a decrease of $3.6 million compared to $18.9 million for the Comparable Quarter. This decrease in expenses was primarily related to the inclusion of $2.9 million of bad debt expense in the Comparable Quarter related to a customer bankruptcy while the Current Quarter included $1.6 million of bad debt recoveries. Excluding the impact of bad debt expenses and recoveries, our general, administrative and other operating expenses increased $0.9 million, which was primarily the result of an increase in legal expenses as we appeal the final judgment of the WesternGeco legal matter and the consolidation of OceanGeo for the entire Current Quarter (acquisition of a controlling interest in OceanGeo occurred in late January 2014). These items were partially offset by the right-sizing actions taken in 2014 that reduced expenses in the Current Quarter.
Other Items
Interest Expense, net — Interest expense, net, was $4.6 million for the Current Quarter compared to $4.8 million for the Comparable Quarter. Interest expense in both quarters is primarily related to the Notes (as defined below). For additional information, please refer to “— Liquidity and Capital Resources — Sources of Capital” below.
Equity in Losses of Investments — We account for our investment in INOVA Geophysical as an equity method investment. As of December 31, 2014, the carrying value of our investment in INOVA Geophysical was zero. Therefore, we did not record a share of earnings or losses related to INOVA’s losses for the Current Quarter. For details of our suspension of recording equity method losses, see Footnote 3 “Segment Information” of Footnotes to Consolidated Financial Statements. For the Comparable Quarter, we recognized total equity losses of approximately $1.7 million.
Other Income (Expense), Net — Other expense for the Current Quarter was $3.2 million compared to other income of $68.5 million for the Comparable Quarter. This difference was primarily related to the reduction of our accrual for loss contingency related to the WesternGeco legal proceedings of $69.6 million recorded in the Comparable Quarter.
The following table reflects the significant items of other income (expense), net (in thousands):

	Three Months Ended March 31,
	2015	2014
Reduction of loss contingency related to legal proceedings (Footnote 7)	$—	$69,557
Facility restructuring charge (Footnote 2)	(1,913)	—
Other expense, net	(1,306)	(1,031)
Total other income (expense), net	$(3,219)	$68,526
Income Tax Expense — Income tax expense for the Current Quarter was $1.0 million compared to an income tax expense of $5.3 million for the Comparable Quarter. Our effective tax rates for the Current Quarter and Comparable Quarter were (1.8)% and 6.4%, respectively. Income tax expense for the Current Quarter relates to income from our non-U.S. businesses. This foreign tax expense was not offset by tax benefits on losses within the U.S. and other jurisdictions, therefore producing a consolidated income tax expense on a pre-tax loss.
Liquidity and Capital Resources
Sources of Capital
As of March 31, 2015, we had $144.4 million in cash on hand. As of March 31, 2015, we have a borrowing base of approximately $43 million under the Credit Facility (as defined below). Our cash requirements include our working capital requirements and cash required for our debt service payments, multi-client seismic data acquisition activities and capital expenditures. As of March 31, 2015, we had working capital of $149.7 million. Working capital requirements are primarily driven by (i) our manufacture of ocean bottom seismic equipment to be used in our Ocean Bottom Services segment ($10.1 million in the Current Quarter), (ii) our investment in our multi-client data library ($9.1 million in the Current Quarter) and, to a lesser extent, (iii) our inventory purchase obligations. Also, our headcount has traditionally been a significant driver of our working capital needs. Because a significant portion of our business is involved in the planning, processing and interpretation of seismic data services, one of our largest investments is in our employees, which involves cash expenditures for their salaries, bonuses, payroll taxes and related compensation expenses. As noted above, in December 2014 and the Current Quarter, we have reduced our workforce by approximately 20%, and reduced salaries by 10% for a majority of our employees for the remainder of 2015 and closed selected facilities. We expect these actions will result in cash savings of approximately $25 million in 2015.

Our working capital requirements may change from time to time depending upon many factors, including our operating results and adjustments in our operating plan required in response to industry conditions, competition, acquisition opportunities and unexpected events, such as a potential future requirement to collateralize the appeal bond for our ongoing WesternGeco litigation or to satisfy an adverse outcome in the litigation, which is further discussed at Part II, Item 1. “Legal Proceedings.” In recent years, our primary sources of funds have been cash flows generated from our operations, our existing cash balances, debt and equity issuances and borrowings under our revolving credit facilities.
Credit Facility, including Revolving Line of Credit — In August 2014, we entered into a credit facility with PNC Bank, National Association (the “Credit Facility”). Our Credit Facility contemplates maximum credit facilities of up to $175.0 million in the aggregate with current commitments being subject to a borrowing base. Under our Credit Facility, the lenders have currently committed $80.0 million of revolving credit, subject to a borrowing base. As of March 31, 2015, we have a borrowing base of approximately $43 million under the Credit Facility. The borrowing base will increase or decrease monthly using a formula based on certain eligible receivables, eligible inventory and other amounts. The interest rate on revolving credit borrowings under the Credit Facility will be, at our option, (i) an alternate base rate equal to the highest of (a) the prime rate of PNC, (b) a federal funds effective rate plus 0.50% or (c) a LIBOR-based rate plus 1.0%, plus an applicable interest margin, or (ii) a LIBOR-based rate, plus an applicable interest margin. If we had borrowed any funds on March 31, 2015, we would have incurred interest at an annual rate of approximately 2.77%. The revolving credit indebtedness under the Credit Facility is scheduled to mature on the earlier of (x) August 22, 2019 or (y) the date which is 90 days prior to the maturity date of the Notes (or such later due date if the Notes have been refinanced).
As of March 31, 2015, there was no outstanding indebtedness under the Credit Facility. The Credit Facility requires us to maintain compliance with various covenants. At March 31, 2015, we were in compliance with all of the covenants under the Credit Facility. For further information regarding our Credit Facility, see Footnote 4 “Long-term Debt” of Footnotes to Consolidated Financial Statements.
Senior Secured Second-Priority Notes — In May 2013, we sold $175.0 million aggregate principal amount of 8.125% Senior Secured Second-Priority Notes due 2018 (the “Notes”) in a private offering. The Notes are senior secured second-priority obligations, are guaranteed by our material U.S. subsidiaries: GX Technology Corporation, ION Exploration Products (U.S.A.), Inc. and I/O Marine Systems, Inc., and mature on May 15, 2018. Interest on the Notes accrues at the rate of 8.125% per annum and is payable semiannually in arrears on May 15 and November 15 of each year during their term. In May 2014, the holders of the Notes exchanged their Notes for a like principal amount of registered Notes with the same terms.
On or after May 15, 2015, we may on one or more occasions redeem all or a part of the Notes at the redemption prices set forth below, plus accrued and unpaid interest and special interest, if any, on the Notes redeemed during the twelve-month period beginning on May 15th of the years indicated below:

Date	Percentage
2015	104.063%
2016	102.031%
2017 and thereafter	100.000%
The Indenture governing the Notes requires us to maintain compliance with various covenants. At March 31, 2015, we were in compliance with all of the covenants under the Indenture. For further information regarding the Notes, see Footnote 4 “Long-term Debt” of Footnotes to Unaudited Condensed Consolidated Financial Statements.
For additional information regarding the terms of the Notes and related Indenture and Intercreditor Agreement, see our Current Report on Form 8-K filed with the SEC on May 13, 2013.
Meeting our Liquidity Requirements
As of March 31, 2015, our total outstanding indebtedness (including capital lease obligations) was approximately $189.7 million, consisting primarily of approximately $175.0 million outstanding Notes and $14.4 million of equipment capital leases. As of March 31, 2015, there was no outstanding indebtedness under our Credit Facility.
For the Current Quarter, total capital expenditures, including the manufacture of ocean bottom seismic equipment and investments in our multi-client data library, were $21.1 million. We currently expect that our investments in our multi-client data library, will be reduced in 2015 compared to 2014 due to the uncertainty in the E&P industry and their reduced capital expenditures budgets for 2015. See “Executive Summary – Macroeconomic Conditions” above.

Subject to a potential future requirement to collateralize the appeal bond for our ongoing WesternGeco litigation or to satisfy a payment obligation in the amount of the loss contingency we have established with respect to the litigation, we currently believe that our existing cash, cash generated from operations, our sources of working capital, and our Credit Facility will be sufficient for us to meet our anticipated cash needs for the foreseeable future. However, as set forth below, a potential future requirement to collateralize the appeal bond or to satisfy a payment obligation with respect to the WesternGeco litigation could have a material adverse effect on our liquidity and, as a result, our business, financial condition and results of operations.
Loss Contingency – WesternGeco Lawsuit
As of March 31, 2015, we have a loss contingency of $123.8 million accrued related to the legal proceedings with WesternGeco. As described at Part II, Item 1. “Legal Proceedings,” there are possible scenarios involving an outcome in the WesternGeco lawsuit that could materially and adversely affect our liquidity. In connection with our appeal of the trial court judgment, we arranged with sureties to post an appeal bond on our behalf in the amount of $120.0 million. The terms of the appeal bond arrangements provide the sureties the contractual right for as long as the bond is outstanding to require us to post cash collateral for up to the full amount of the bond. If the sureties exercise their right to require collateral while the appeal bond is outstanding, we intend to utilize a combination of cash on hand and undrawn balances available under our Credit Facility. Any requirements that we collateralize the appeal bond will reduce our liquidity and may reduce the amount otherwise available to be borrowed under our Credit Facility. If we are required to collateralize the full amount of the bond, we might also seek additional debt and/or equity financing. No assurances can be made whether our efforts to raise additional cash would be successful and, if so, on what terms and conditions, and at what cost we might be able to secure any such financing. If additional funds are raised through the issuance of debt and/or equity securities, these securities could have rights, preferences and privileges less favorable to us than our current debt or equity securities, and the terms of these securities could impose further restrictions on our operations.
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
Cash Flow from Operations
Net cash used in operating activities was $6.7 million for the Current Quarter, compared to a provision of cash of $62.7 million for the Comparable Quarter. The change in cash provided by operations in the Comparable Quarter to a use of cash in the Current Quarter was primarily due to significantly reduced revenues resulting in losses from operations in the Current Quarter as compared to the income from operations we experienced in the Comparable Quarter. This was due to the reduction in seismic spend from E&P customers as discussed above.
Cash Flow from Investing Activities
Cash used in investing activities was $20.8 million for the Current Quarter, compared to $25.8 million for the Comparable Quarter. The principal use of cash in our investing activities during the Current Quarter was $9.1 million cash invested in our multi-client data library and $12.0 million of capital expenditures on property, plant, equipment and seismic rental equipment. This increase in capital expenditures on property, plant, equipment and seismic rental equipment includes $10.1 million related to the manufacture of ocean bottom seismic equipment to be placed in service in our Ocean Bottom Services segment.
The principal use of cash in our investing activities during the Comparable Quarter was $22.4 million for continued investment in our multi-client data library, $2.0 million for capital expenditures related to property, plant and equipment, and a net investment in OceanGeo of $3.1 million. Subtracted from these sums was a $1.0 million repayment of monies advanced to INOVA Geophysical in 2013.

Cash Flow from Financing Activities
Net cash used in financing activities was $2.0 million for the Current Quarter, compared to $12.4 million of cash provided by financing activities in the Comparable Quarter. The primary use of cash in our financing activities during the Current Quarter was for payments on equipment capital leases.
The net cash flow provided by financing activities during the Comparable Quarter was primarily related to $15.0 million in borrowings under our revolving line of credit, offset by $2.8 million of payments of long-term debt.
Inflation and Seasonality
Inflation in recent years has not had a material effect on our costs of goods or labor, or the prices for our products or services. Traditionally, our business has been seasonal, with strongest demand often occurring in the fourth quarter of our fiscal year.

Critical Accounting Policies and Estimates
Refer to our Annual Report on Form 10-K for the year ended December 31, 2014 for a complete discussion of our significant accounting policies and estimates. There have been no material changes in the Current Quarter regarding our critical accounting policies and estimates. For discussion of recent accounting pronouncements, see Footnote 16 “Recent Accounting Pronouncements” of Footnotes to Unaudited Condensed Consolidated Financial Statements.
Foreign Sales Risks
The majority of our foreign sales are denominated in United States dollars. Product revenues are allocated to geographical locations on the basis of the ultimate destination of the equipment, if known. If the ultimate destination of such equipment is not known, product revenues are allocated to the geographical location of initial shipment. Service revenues, which primarily relate to our GeoVentures and Data Processing divisions, are allocated based upon the billing location of the customer. For the Current Quarter and Comparable Quarter, international sales comprised 72% and 76%, respectively, of total net revenues. The total percentage of sales from foreign countries decreased in the Current Quarter due to significant revenues in our Ocean Bottom Services segment in the Comparable Quarter that were in Latin America, while our vessels in that segment were idle during the Current Quarter.

The following table is a summary of net revenues by geographic area (in thousands):	Three Months Ended March 31,
	2015	2014
Net revenues by geographic area:
North America	$11,283	$34,277
Europe	9,548	23,955
Asia Pacific	6,784	12,900
Latin America	4,297	53,848
Middle East	4,258	9,733
Africa	3,862	9,173
Other	546	812
Total	$40,578	$144,698
Credit Risks
At March 31, 2015, $6.9 million, or 17% of our total accounts receivable, related to a single customer. For the three months ended March 31, 2015, that same customer accounted for 10% of our total net revenues. The loss of this customer or a deterioration in our relationship with this customer could have a material adverse effect on our results of operations and financial condition.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion regarding our quantitative and qualitative disclosures about market risk. There have been no material changes to those disclosures during the Current Quarter.
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
Our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2015.
Changes in Internal Control over Financial Reporting. There was not any change in our internal control over financial reporting that occurred during the three months ended March 31, 2015, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In June 2013, the presiding judge entered a Memorandum and Order, ruling that WesternGeco is entitled to be awarded supplemental damages for the additional DigiFIN units that were supplied from the United States before and after the trial that were not included in the jury verdict due to the timing of the trial. In October 2013, the judge entered another Memorandum and Order, ruling on the number of DigiFIN units that are subject to supplemental damages and also ruling that the supplemental damages applicable to the additional units should be calculated by adding together the jury’s previous reasonable royalty and lost profits damages awards per unit, resulting in supplemental damages of $73.1 million.
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
We and WesternGeco have each appealed the Final Judgment to the United States Court of Appeals for the Federal Circuit. We filed our appeal brief in September 2014. WesternGeco’s appeal brief was filed in October 2014. Both parties presented their oral arguments in March 2015. We are currently awaiting a ruling from the United States Court of Appeals for the Federal Circuit. If the adverse ruling is affirmed, we intend to pursue all available opportunities to make further appeals.
In order to stay the judgment during the appeal, we arranged with sureties to post an appeal bond with the trial court on our behalf in the amount of $120.0 million. The terms of the appeal bond arrangements provide the sureties the contractual right for as long as the bond is outstanding to require us to post cash collateral for up to the full amount of the bond. If the sureties exercise their right to require collateral while the appeal bond is outstanding, we would intend to utilize a combination of cash on hand and undrawn balances available under our Credit Facility. If we are required to collateralize the full amount of the bond, we might also seek additional debt and/or equity financing. The collateralization of the full amount of the bond could have a material adverse effect on our liquidity. Any requirement that we collateralize the appeal bond will reduce our liquidity and may reduce the amount otherwise available to be borrowed under our Credit Facility. No assurances can be made whether our efforts to raise additional cash would be successful and, if so, on what terms and conditions, and at what cost we might be able to secure any such financing. For additional discussion about the effect of posting an appeal bond on our liquidity, financial condition and results of operations, see Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Loss Contingency – WesternGeco Lawsuit” in Part I of this Form 10-Q.

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

•	future oil and gas commodity prices;

•	future levels of capital expenditures of our customers for seismic activities;

•	the effects of current and future worldwide economic conditions (particularly in developing countries) and demand for oil and natural gas and seismic equipment and services;

•	future borrowing capcity on our Credit Facility based on future levels of our borrowing base;

•	the effects of current and future unrest in the Middle East, North Africa and other regions, including Ukraine;

•	the timing of anticipated revenues and the recognition of those revenues for financial accounting purposes;

•	the effects of ongoing and future industry consolidation, including, in particular, the effects of consolidation and vertical integration in the towed marine seismic streamers market;

•	the timing of future revenue realization of anticipated orders for multi-client survey projects and data processing work in our Solutions segment;

•	future levels of our capital expenditures;

•	future government regulations, particularly in the Gulf of Mexico;

•	expected net revenues, income from operations and net income;

•	expected gross margins for our services and products;

•	future benefits to be derived from our OceanGeo subsidiary;

•	future seismic industry fundamentals, including future demand for seismic services and equipment;

•	future benefits to our customers to be derived from new services and products;

•	future benefits to be derived from our investments in technologies, joint ventures and acquired companies;

•	future growth rates for our services and products;

•	the degree and rate of future market acceptance of our new services and products;

•	expectations regarding E&P companies and seismic contractor end-users purchasing our more technologically-advanced services and products;

•	anticipated timing and success of commercialization and capabilities of services and products under development and start-up costs associated with their development;

•	future cash needs and future availability of cash to fund our operations and pay our obligations;

•	potential future acquisitions;

•	future opportunities for new services and products and projected research and development expenses;

•	expected continued compliance with our debt financial covenants;

•	expectations regarding realization of deferred tax assets; and

•	anticipated results with respect to certain estimates we make for financial accounting purposes.
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
Information regarding factors that may cause actual results to vary from our expectations, referred to as “risk factors,” appears in our Annual Report on Form 10-K for the year ended December 31, 2014 in Part I, Item 1A. “Risk Factors,” as previously filed with the SEC. There have been no material changes from the risk factors previously disclosed in such Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) During the three months ended March 31, 2015, in connection with the vesting of (or lapse of restrictions on) shares of our restricted stock held by certain employees, we acquired shares of our common stock in satisfaction of tax withholding obligations that were incurred on the vesting date. The date of acquisition, number of shares and average effective acquisition price per share were as follows:

Period	(a) Total Number of Shares Acquired	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Program
January 1, 2015 to January 31, 2015	—	$—	Not applicable	Not applicable
February 1, 2015 to February 28, 2015	—	$—	Not applicable	Not applicable
March 1, 2015 to March 31, 2015	46,148	$2.28	Not applicable	Not applicable
Total	46,148	$2.28
Item 5. Other Information
None.

Item 6. Exhibits

10.1	Form of Rights Agreement dated March 1, 2015 issued under the ION Stock Appreciation Rights Plan dated November 17, 2008.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

101
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2015 and 2014, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, (v) Footnotes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ION GEOPHYSICAL CORPORATION

By	/s/ Steven A. Bate
Steven A. Bate
Executive Vice President and Chief Financial Officer
Date: May 7, 2015

EXHIBIT INDEX

Exhibit No.	Description

10.1	Form of Rights Agreement dated March 1, 2015 issued under the ION Stock Appreciation Rights Plan dated November 17, 2008.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

101
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2015 and 2014, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, (v) Footnotes to Unaudited Condensed Consolidated Financial Statements.