Form 10-Q
period 2015-06-30
ION GEOPHYSICAL CORP
filed 2015-08-06
CIK 866609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015
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
Yes ☐    No  ☒
At July 24, 2015, there were 164,706,194 shares of common stock, par value $0.01 per share, outstanding.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS FOR FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2015

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2015	December 31, 2014
	( In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$117,060	$173,608
Accounts receivable, net	26,477	114,325
Unbilled receivables	13,381	22,599
Inventories	35,947	51,162
Prepaid expenses and other current assets	13,333	13,662
Total current assets	206,198	375,356
Deferred income tax asset	8,430	8,604
Property, plant, equipment and seismic rental equipment, net	83,489	69,840
Multi-client data library, net	127,758	118,669
Goodwill	27,679	27,388
Intangible assets, net	5,811	6,788
Other assets	9,845	10,612
Total assets	$469,210	$617,257
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$7,213	$7,649
Accounts payable	25,338	36,863
Accrued expenses	43,059	65,264
Accrued multi-client data library royalties	18,524	35,219
Deferred revenue	10,672	8,262
Total current liabilities	104,806	153,257
Long-term debt, net of current maturities	180,955	182,945
Other long-term liabilities	42,278	143,804
Total liabilities	328,039	480,006
Redeemable noncontrolling interest	1,080	1,539
Equity:
Common stock, $0.01 par value; authorized 200,000,000 shares; outstanding 164,706,194 and 164,484,095 shares at June 30, 2015 and December 31, 2014, respectively, net of treasury stock	1,647	1,645
Additional paid-in capital	890,811	887,749
Accumulated deficit	(733,604)	(734,409)
Accumulated other comprehensive loss	(12,199)	(12,807)
Treasury stock, at cost, 849,539 shares at both June 30, 2015 and December 31, 2014	(6,565)	(6,565)
Total stockholders’ equity	140,090	135,613
Noncontrolling interest	1	99
Total equity	140,091	135,712
Total liabilities and equity	$469,210	$617,257
See accompanying Footnotes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Service revenues	$23,323	$89,767	$43,403	$200,463
Product revenues	13,472	31,713	33,970	65,715
Total net revenues	36,795	121,480	77,373	266,178
Cost of services	38,817	68,341	84,351	140,412
Cost of products	8,113	14,911	18,945	30,684
Gross profit (loss)	(10,135)	38,228	(25,923)	95,082
Operating expenses:
Research, development and engineering	7,239	10,305	14,959	19,344
Marketing and sales	8,638	9,917	16,471	19,130
General, administrative and other operating expenses	14,677	14,221	30,025	33,152
Total operating expenses	30,554	34,443	61,455	71,626
Income (loss) from operations	(40,689)	3,785	(87,378)	23,456
Interest expense, net	(4,607)	(4,934)	(9,232)	(9,731)
Equity in losses of investments	—	(1,781)	—	(3,469)
Other income, net	101,600	6,066	98,381	74,592
Income before income taxes	56,304	3,136	1,771	84,848
Income tax expense	532	653	1,515	5,916
Net income	55,772	2,483	256	78,932
Net (income) loss attributable to noncontrolling interests	297	(1,295)	549	(1,765)
Net income attributable to ION	$56,069	$1,188	$805	$77,167
Net income per share:
Basic	$0.34	$0.01	$0.00	$0.47
Diluted	$0.34	$0.01	$0.00	$0.47
Weighted average number of common shares outstanding:
Basic	164,693	164,063	164,630	163,956
Diluted	164,712	164,423	164,651	164,243

See accompanying Footnotes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Net income	$55,772	$2,483	$256	$78,932
Other comprehensive income, net of taxes, as appropriate:
Foreign currency translation adjustments	1,953	2,635	608	3,121
Equity interest in investees' other comprehensive loss	—	(690)	—	(1,863)
Other changes in other comprehensive income	—	—	—	26
Total other comprehensive income, net of taxes	1,953	1,945	608	1,284
Comprehensive net income	57,725	4,428	864	80,216
Comprehensive (income) loss attributable to noncontrolling interest	297	(1,295)	549	(1,765)
Comprehensive net income attributable to ION	$58,022	$3,133	$1,413	$78,451

See accompanying Footnotes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$256	$78,932
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization (other than multi-client data library)	13,015	13,785
Amortization of multi-client data library	10,440	34,257
Stock-based compensation expense	3,047	5,033
Reductions of accrual for loss contingency related to legal proceedings	(101,978)	(69,557)
Equity in losses of investments	—	3,469
Gain on sale of Source product line	—	(6,522)
Deferred income taxes	(24)	(5,612)
Change in operating assets and liabilities:
Accounts receivable	87,796	73,254
Unbilled receivables	9,198	(14,236)
Inventories	(739)	(3,197)
Accounts payable, accrued expenses and accrued royalties	(40,649)	(30,807)
Deferred revenue	2,405	(4,988)
Other assets and liabilities	(5,262)	2,927
Net cash (used in) provided by operating activities	(22,495)	76,738
Cash flows from investing activities:
Cash invested in multi-client data library	(13,598)	(34,317)
Purchase of property, plant, equipment and seismic rental assets	(17,213)	(4,543)
Repayment of advance to INOVA Geophysical	—	1,000
Net investment in and advances to OceanGeo B.V. prior to its consolidation	—	(3,074)
Net proceeds from sale of Source product line	—	14,394
Other investing activities	257	605
Net cash used in investing activities	(30,554)	(25,935)
Cash flows from financing activities:
Borrowings under revolving line of credit	—	15,000
Payments under revolving line of credit	—	(50,000)
Payments on notes payable and long-term debt	(3,560)	(5,595)
Other financing activities	22	(339)
Net cash used in financing activities	(3,538)	(40,934)
Effect of change in foreign currency exchange rates on cash and cash equivalents	39	(146)
Net (decrease) increase in cash and cash equivalents	(56,548)	9,723
Cash and cash equivalents at beginning of period	173,608	148,056
Cash and cash equivalents at end of period	$117,060	$157,779
See accompanying Footnotes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1)    Basis of Presentation
The condensed consolidated balance sheet of ION Geophysical Corporation and its subsidiaries (collectively referred to as the “Company” or “ION,” unless the context otherwise requires) at December 31, 2014 has been derived from the Company’s audited consolidated financial statements at that date. The condensed consolidated balance sheet at June 30, 2015, and the condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2015 and 2014 and the condensed consolidated statements of cash flows for the six months ended June 30, 2015 and 2014, are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the operating results for a full year or of future operations.
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
(2)    Restructurings
The recent decline in crude oil prices to five-year lows has negatively impacted the economic outlook of the Company’s E&P customers, which has also negatively impacted the outlook for the Company’s seismic contractor customers. In response to the decline in crude oil prices, E&P companies have reduced their capital expenditures and shifted their spending from exploration- to production-related activities on existing assets. Seismic spending is discretionary; therefore, E&P companies have disproportionately cut their spending on seismic-related services and products.
During the first half of 2015, the Company continued its restructuring program by (i) focusing on centralizing the Company’s global data processing capabilities to core geographical hubs in the U.S. and the U.K., (ii) reducing the Company’s marine repair infrastructure to two locations in the U.S. and U.A.E., and (iii) making selected reductions in personnel across all segments of the Company. Under this program, the Company made additional reductions to its headcount. Including December 2014, these restructurings have resulted in approximately a 25% reduction of full-time employees. During the six months ended June 30, 2015, the Company recognized the following pre-tax charges and credits (in thousands):

	Severance Charges(a)	Facility Charges(b)	Total
Cost of goods sold	$1,813	$—	$1,813
Operating expenses	198	1,324	1,522
Other (income) expense	—	1,913	1,913
Income tax benefit	—	(150)	(150)
Net income attributable to noncontrolling interest	(172)	—	(172)
Consolidated total	$1,839	$3,087	$4,926

(a)	Represents severance charges related to first half 2015 restructurings, a portion of which relates to a noncontrolling interest.

(b)	Represents facility charges related to first half 2015 restructurings.
During the third quarter, the Company expects to incur additional restructuring charges in the range of $2 million to $3 million.

(3)    Segment Information
The Company operates through four business segments – Solutions, Systems, Software and Ocean Bottom Services. The Company measures segment operating results based on income (loss) from operations. In addition, the Company has an equity ownership interest in its INOVA Geophysical joint venture. As of December 31, 2014, the Company wrote down its investment in INOVA Geophysical to zero and has suspended recording its share of losses in the joint venture. If at a future date, the Company’s cumulative share of earnings during the period of suspension becomes greater than its share of losses during the same period, the Company will begin to record its share of earnings in the joint venture as long as its net equity method investment remains greater than zero.
The following table is a summary of segment information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenues:
Solutions:
New Venture	$3,636	$25,315	$8,665	$58,053
Data Library	7,509	13,625	9,646	26,842
Total multi-client revenues	11,145	38,940	18,311	84,895
Data Processing	11,205	23,694	23,038	66,980
Total	$22,350	$62,634	$41,349	$151,875
Systems:
Towed Streamer	$2,682	$10,265	$7,847	$22,116
Other	4,992	12,140	12,596	25,137
Total	$7,674	$22,405	$20,443	$47,253
Software:
Software Systems	$5,798	$9,308	$13,527	$18,462
Services	973	1,225	2,054	2,110
Total	$6,771	$10,533	$15,581	$20,572
Ocean Bottom Services	$—	$25,908	$—	$46,478
Total	$36,795	$121,480	$77,373	$266,178
Gross profit (loss):
Solutions	$(7,856)	$12,269	$(18,248)	$45,280
Systems	1,500	9,748	6,059	21,165
Software	4,208	7,805	9,798	15,062
Ocean Bottom Services	(7,987)	8,406	(23,532)	13,575
Total	$(10,135)	$38,228	$(25,923)	$95,082
Gross margin:
Solutions	(35)%	20%	(44)%	30%
Systems	20%	44%	30%	45%
Software	62%	74%	63%	73%
Ocean Bottom Services	—%	32%	—%	29%
Total	(28)%	31%	(34)%	36%
Income (loss) from operations:
Solutions	$(19,756)	$(1,419)	$(41,534)	$17,693
Systems	(2,379)	3,547	(1,365)	6,918
Software	2,095	5,630	5,430	10,758
Ocean Bottom Services	(10,008)	6,494	(27,567)	10,656
Corporate and other	(10,641)	(10,467)	(22,342)	(22,569)
Income (loss) from operations	(40,689)	3,785	(87,378)	23,456
Interest expense, net	(4,607)	(4,934)	(9,232)	(9,731)
Equity in losses of investments	—	(1,781)	—	(3,469)
Other income, net	101,600	6,066	98,381	74,592
Income before income taxes	$56,304	$3,136	$1,771	$84,848

(4)    Long-term Debt

Obligations (in thousands)	June 30, 2015	December 31, 2014
Senior secured second-priority notes	$175,000	$175,000
Equipment capital leases	13,168	15,059
Other debt	—	535
Total	188,168	190,594
Current portion of long-term debt and lease obligations	(7,213)	(7,649)
Non-current portion of long-term debt and lease obligations	$180,955	$182,945
Credit Facility, including Revolving Line of Credit
In August 2014, ION and its material U.S. subsidiaries, ION Exploration Products (U.S.A.), Inc., I/O Marine Systems, Inc. and GX Technology Corporation (collectively, the “Subsidiary Borrowers”), entered into a credit facility (the “Credit Facility”). For a complete discussion of the terms, available credit and security of this Credit Facility, see Footnote 6 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
On August 4, 2015, the Company and the Subsidiary Borrowers amended the terms of the Credit Facility pursuant to a First Amendment to Revolving Credit and Security Agreement dated effective as of August 4, 2015 (the “First Amendment”). The First Amendment contemplated, among other things, (i) PNC Bank, National Association (“PNC”) becoming the sole lender under the Credit Facility, (ii) the reduction of the maximum amount of the revolving line of credit under the Credit Facility from $80.0 million to $40.0 million, (iii) the elimination of the requirement that the Company not exceed a maximum senior secured leverage ratio, (iv) the amendment of the borrowing base formula under the Credit Facility and (v) the removal of the accordion features under the Credit Facility for both the revolving line of credit and the last out term loan. For additional information regarding the terms of the First Amendment, see the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2015.
Both immediately before and after giving effect to the First Amendment, there was no outstanding indebtedness under the Credit Facility. The borrowing base will increase or decrease monthly using an amended formula based on certain eligible receivables, eligible inventory and other amounts, including a percentage of the net orderly liquidation value of the Company's multi-client data library (not to exceed $15.0 million for the multi-client data library data component).  The amended formula also removes the qualified cash component of up to $20.0 million. In connection with the First Amendment, an updated independent appraisal (including with respect to the Company's multi-client data library) is being obtained, which will be used in the borrowing base formula determination. The Company expects that following completion of the independent appraisal and the next redetermination of the borrowing base, the Company will have a borrowing base of approximately $30 – $40 million under the Credit Facility. There is no assurance that the Company's borrowing base will not be less than this expected range, which could affect the Company's liquidity.
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
The revolving credit and security agreement requires that ION and the Subsidiary Borrowers maintain a minimum fixed charge coverage ratio of 1.1 to 1 as of the end of each fiscal quarter during the existence of a covenant testing trigger event. The fixed charge coverage ratio is defined as the ratio of (i) ION’s EBITDA, minus unfunded capital expenditures made during the relevant period, minus distributions (including tax distributions) and dividends made during the relevant period, minus cash taxes paid during the relevant period, to (ii) certain debt payments made during the relevant period. A covenant testing trigger event occurs upon (a) the occurrence and continuance of an event of default under the Credit Facility or (b) the failure to maintain certain measures of liquidity specified in the Credit Facility.
At June 30, 2015, the Company was in compliance with all of the covenants under the Credit Facility.
The revolving credit and security agreement contains customary event of default provisions (including a “change of control” event affecting ION), the occurrence of which could lead to an acceleration of the Company’s obligations under the revolving credit and security agreement.

Senior Secured Second-Priority Notes
In May 2013, the Company sold $175.0 million aggregate principal amount of 8.125% Senior Secured Second-Priority Notes due 2018 (“Notes”) in a private offering pursuant to an Indenture dated as of May 13, 2013. The Notes are senior secured second-priority obligations of the Company, are guaranteed by the Company’s material U.S. subsidiaries, GX Technology Corporation, ION Exploration Products (U.S.A.), Inc. and I/O Marine Systems, Inc. (“the Guarantors”), and mature on May 15, 2018. Interest on the Notes accrues at the rate of 8.125% per annum and will be payable semiannually in arrears on May 15 and November 15 of each year during their term. In May 2014, the holders of the Notes exchanged their Notes for a like principal amount of registered Notes with the same terms. For a complete discussion of the terms and security of these Notes, see Footnote 6 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
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
As of June 30, 2015, the Company was in compliance with the covenants on these Notes.
(5)    Net Income per Share
Basic net income per common share is computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted net income per common share is determined based on the assumption that dilutive restricted stock and restricted stock unit awards have vested and outstanding dilutive stock options have been exercised and the aggregate proceeds were used to reacquire common stock using the average price of such common stock for the period. The total number of shares issued or reserved for future issuance under outstanding stock options at June 30, 2015 and 2014 was 9,321,649 and 9,425,725, respectively, and the total number of shares of restricted stock and shares reserved for restricted stock units outstanding at June 30, 2015 and 2014 was 1,470,813 and 1,453,366, respectively. All outstanding stock options for the three and six months ended June 30, 2015 were anti-dilutive.
The following table summarizes the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income attributable to ION	$56,069	$1,188	$805	$77,167
Weighted average number of common shares outstanding	164,693	164,063	164,630	163,956
Effect of dilutive stock awards	19	360	21	287
Weighted average number of diluted common shares outstanding	164,712	164,423	164,651	164,243
Basic net income per share	$0.34	$0.01	$0.00	$0.47
Diluted net income per share	$0.34	$0.01	$0.00	$0.47

(6)    Income Taxes
The Company maintains a valuation allowance for substantially all of its deferred tax assets. The valuation allowance is calculated in accordance with the provisions of the Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) Topic 740 “Income Taxes,” which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. In the event the Company’s expectations of future operating results change, the valuation allowance may need to be adjusted upward or downward. As of June 30, 2015, the Company’s unreserved net U.S. deferred tax assets totaled $2.7 million, which is unchanged from December 31, 2014. These existing unreserved deferred tax assets are currently considered to be “more likely than not” realizable through the expected reversal of existing temporary differences and the ability to offset the related deductions against taxable income in open carryback years.
The provision for the three months and six months ended June 30, 2015 has been calculated based on the actual tax expense incurred for those periods. Given the current uncertainty in expected income generated in various foreign jurisdictions, where tax rates can vary greatly, the Company’s actual tax rate is the best estimate of year-to-date tax expense. The Company’s effective tax rates for the three months ended June 30, 2015 and 2014 were 0.9% and 20.8%, respectively, and for the six months ended June 30, 2015 and 2014 were 85.5% and 7.0%, respectively. The Company’s effective tax rates for the three and six months ended June 30, 2015 were impacted by the change in valuation allowance related to the reduction of the legal contingency reserve as well as operating losses for which the Company cannot currently recognize a tax benefit. The Company’s income tax expense for the six months ended June 30, 2015 of $1.5 million relates to income from the Company’s non-U.S. businesses. This foreign tax expense has not been offset by the tax benefits on losses within the U.S. and other jurisdictions, from which the Company cannot currently benefit; therefore creating a high effective tax rate.
The Company has approximately $2.0 million of unrecognized tax benefits and does not expect to recognize significant increases in unrecognized tax benefits during the next 12-month period. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense.
As of June 30, 2015, the Company’s U.S. federal tax returns for 2011 and subsequent years remain subject to examination by tax authorities. The Company is no longer subject to U.S. Internal Revenue Service (“IRS”) examination for periods prior to 2011, although carryforward attributes that were generated prior to 2011 may still be adjusted upon examination by the IRS if they either have been or will be used in an open year. In the Company’s foreign tax jurisdictions, tax returns for 2009 and subsequent years generally remain open to examination.
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

In May 2014, the judge signed and entered a Final Judgment in the amount of $123.8 million related to the case. The Final Judgment also included an injunction that enjoins the Company, its agents and anyone acting in concert with it, from supplying in or from the United States the DigiFIN product or any parts unique to the DigiFIN product, or any instrumentality no more than colorably different from any of these products or parts, for combination outside of the United States. The Company has conducted its business in compliance with the district court’s orders in the case, and the Company has reorganized its operations such that it no longer supplies the DigiFIN product or any parts unique to the DigiFIN product in or from the United States.
The Company and WesternGeco each appealed the Final Judgment to the United States Court of Appeals for the Federal Circuit in Washington, D.C. On July 2, 2015, the Court of Appeals reversed in part the judgment, holding the district court erred by including lost profits in the Final Judgment. Lost profits were $93.4 million and prejudgment interest was approximately $10.9 million of the $123.8 million Final Judgment. Pre-judgment interest on the lost profits portion will be treated in the same way as the lost profits. Post-judgment interest will likewise be treated in the same fashion. On July 29, 2015, WesternGeco filed a petition for rehearing en banc before the Court of Appeals. The Court of Appeals has not yet ruled on whether or not it will accept WesternGeco’s request for rehearing.
As previously disclosed, the Company had taken a loss contingency accrual of $124 million. As a result of the reversal by the Court of Appeals, the Company has reduced the loss contingency accrual to $22 million as of June 30, 2015. The Company’s assessment of its potential loss contingency may change in the future due to developments in the case and other events, such as changes in applicable law, and such reassessment could lead to the determination that no loss contingency is probable or that a greater or lesser loss contingency is probable. Any such reassessment could have a material effect on the Company’s financial condition or results of operations.
Prior to the reduction in damages by the Court of Appeals, the Company arranged with sureties to post an appeal bond at the trial court. The appeal bond is uncollateralized, but the terms of the appeal bond arrangements provide the sureties the contractual right for as long as the bond is outstanding to require the Company to post cash collateral. In light of the Court of Appeals’ decision, the Company does not anticipate any requests for collateral in excess of the reduced damages amount. If the sureties exercise their right to require collateral, the Company would intend to utilize cash on hand or undrawn balances available under the Company’s Credit Facility. The appeal bond will remain outstanding during the pendency of appeals.
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
(8)    Other Income, Net
The following table is a summary of other income, net (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Reductions of loss contingency related to legal proceedings (Footnote 7)	$101,978	$—	$101,978	$69,557
Facility restructuring charges (Footnote 2)	—	—	(1,913)	—
Gain on sale of product line(a)	—	6,522	—	6,522
Other expense, net	(378)	(456)	(1,684)	(1,487)
Total other income, net	$101,600	$6,066	$98,381	$74,592

(a)
In May 2014, the Company sold its Source product line for approximately $14.4 million, net of transaction fees, recording a gain of approximately $6.5 million before taxes. As a part of this transaction, the Company reduced Goodwill on the Marine reporting unit by $5.1 million. The historical results of this product line have not been material to the Company’s results of operations.

(9)    Details of Selected Balance Sheet Accounts
Inventories

The following table is a summary of inventories (in thousands):	June 30, 2015	December 31, 2014
Raw materials and subassemblies	$38,195	$41,461
Work-in-process	10,405	18,221
Finished goods	12,294	21,284
Reserve for excess and obsolete inventories	(24,947)	(29,804)
Total	$35,947	$51,162
The $4.9 million reduction in the reserve for excess and obsolete inventories was due to the scrapping of fully reserved inventory.

Other Long-term Liabilities

The following table is a summary of other long-term liabilities (in thousands):	June 30, 2015	December 31, 2014
Accrual for loss contingency related to legal proceedings (Footnote 7)	$22,000	$123,770
Deferred rents	13,543	13,416
Facility restructuring accrual	3,633	3,353
Other long-term liabilities	3,102	3,265
Total	$42,278	$143,804
(10)    Accumulated Other Comprehensive Income (Loss)
The following table is a summary of changes in accumulated other comprehensive loss by component (in thousands):

	Foreign currency translation adjustments	Total
Accumulated other comprehensive loss at December 31, 2014	$(12,807)	$(12,807)
Net current-period other comprehensive income (loss)	608	608
Accumulated other comprehensive loss at June 30, 2015	$(12,199)	$(12,199)

(11)    Supplemental Cash Flow Information and Non-cash Activity
The following table is a summary of non-cash items from investing and financing activities (in thousands):

	Six Months Ended June 30,
	2015		2014
Cash paid during the period for:
Interest	$7,843		$8,803
Income taxes	$9,649		$7,326
Non-cash items from investing and financing activities:
Purchases of computer equipment financed through capital leases	$1,178		$4,780
Investment in multi-client data library financed through accounts payable	$6,706		$2,773
Transfer of inventory to property, plant, equipment and seismic rental equipment	$15,936	(a)	$2,308

(a)
This transfer of inventory to property, plant, equipment and seismic rental equipment relates to ocean bottom seismic equipment manufactured by the Company to be deployed in the acquisition of ocean bottom seismic data.

Additionally, during the six months ended June 30, 2015, the Company purchased approximately $17.2 million of property, plant, equipment and seismic rental equipment, including approximately $14.3 million related to the manufacture of ocean bottom seismic equipment that will be used by the Ocean Bottom Services segment.
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
The following summarized unaudited pro forma consolidated income statement information for the six months ended June 30, 2014, assumes that the OceanGeo acquisition had occurred as of the beginning of the period prior to the period the acquisition occurred. The Company has prepared these unaudited pro forma financial results for comparative purposes only. These unaudited pro forma financial results may not be indicative of the results that would have occurred if ION had completed the acquisition as of the beginning of that prior period or the results that may be attained in the future. Amounts presented below are in thousands, except for the per share amounts:

Pro forma Consolidated ION Income Statement Information	Six Months Ended June 30, 2014

Net revenues	$275,362
Income from operations	$26,712
Net income	$79,631
Net income attributable to ION	$77,866
Basic and diluted net income per common share	$0.47
OceanGeo did not record any revenues during the six months ended June 30, 2015 due to its vessels being idle while it attempts to secure a backlog of future orders. OceanGeo is actively in negotiations on two projects and anticipates that the crew will go back to work in the fourth quarter of 2015 or the first quarter of 2016.
(13)    Fair Value of Financial Instruments
Authoritative guidance on fair value measurements defines fair value, establishes a framework for measuring fair value and stipulates the related disclosure requirements. The Company follows a three-level hierarchy, prioritizing and defining the types of inputs used to measure fair value.
The carrying amounts of the Company’s long-term debt as of June 30, 2015 and December 31, 2014 were $188.2 million and $190.6 million, respectively, compared to its fair values of $138.5 million and $162.6 million as of June 30, 2015 and December 31, 2014, respectively. The fair value of the long-term debt was calculated using Level 1 inputs, including an active market price.
Fair Value of Other Financial Instruments. Due to their highly liquid nature, the amount of the Company’s other financial instruments, including cash and cash equivalents, accounts and unbilled receivables, notes receivable, accounts payable, and accrued multi-client data library royalties, represent their approximate fair value.
(14)    Stock-based Compensation
Stock Appreciation Rights (“SARs”). On March 1, 2015, the Company issued 3,108,107 SAR awards to 16 individuals with an exercise price of $2.28. The vesting of these SARs is achieved through both a market condition and a service condition. The market condition is achieved, in part or in full, in the event that during the four-year period beginning on the date of grant the 20-day trailing volume-weighted average price of a share of common stock is (i) greater than 120% of the exercise price for the first 1/3 of the awards, (ii) greater than 125% of the exercise price for the second 1/3 of the awards and (iii) greater than 130% of the exercise price for the final 1/3 of the awards. The exercise condition restricts the ability of the holders to exercise awards until certain service milestones have been reached such that (i) no more than 1/3 of the awards may be exercised, if vested, on and after the first anniversary of the date of grant, (ii) no more than 2/3 of the awards may be exercised, if vested, on and after the second anniversary of the date of grant and (iii) all of the awards may be exercised, if vested, on and after the third anniversary of the date of grant. For the six months ended June 30, 2015, the Company recorded $0.3 million of share-based compensation expense attributable to SAR awards.
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
(15)    Related Party Transactions
BGP Inc. (“BGP”) owned approximately 14.4% of the Company’s outstanding common stock as of June 30, 2015. For the six months ended June 30, 2015 and 2014, the Company recorded revenues from BGP of $4.9 million and $3.9 million, respectively. Total receivables due from BGP were $1.1 million at June 30, 2015.
(16)    Recent Accounting Pronouncements
Revenue Recognition — In May 2014, the FASB and the International Accounting Standards Board (“IASB”) jointly issued new accounting guidance for recognition of revenue. This new guidance replaces virtually all existing U.S. GAAP and IFRS guidance on revenue recognition.
On July 9, 2015, the FASB voted to defer the effective date for its new revenue standard for public and nonpublic entities reporting under U.S. GAAP by one year. As a result, the new guidance is now effective for fiscal years beginning after December 15, 2017. This new guidance applies to all periods presented. Therefore, when the Company issues its financial statements on Forms 10-Q and 10-K for periods included in its year ended December 31, 2018, its comparative periods that are presented from the years ended December 31, 2016 and 2017, must be retrospectively presented in compliance with this new guidance. Early adoption is not allowed for U.S. GAAP. The new guidance requires companies to make more estimates and use more judgment than under current accounting guidance.
The FASB and IASB (collectively, the “Boards”) have discussed clarifying the guidance in their new revenue standards for: (1) licenses of intellectual property, (2) identifying performance obligations, (3) noncash consideration and (4) collectability. The Boards have also discussed whether to add practical expedients for the accounting for contract modifications at transition and the presentation of sales taxes, and the FASB separately discussed several technical corrections. The FASB and the IASB did not agree on the nature and breadth of all of the changes to be proposed. The Boards are expected to issue separate exposure drafts later this year.
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
(17)    Condensed Consolidating Financial Information
In 2013, the Company sold $175.0 million aggregate principal amount of its 8.125% Senior Secured Second-Priority Notes due 2018 (the “Notes”). The Notes were issued by ION Geophysical Corporation and are guaranteed by the Guarantors, all of which are 100-percent-owned subsidiaries. The Guarantors have fully and unconditionally guaranteed the payment obligations of ION Geophysical Corporation with respect to the Notes. The following condensed consolidating financial information presents the results of operations, financial position and cash flows for:

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

	June 30, 2015
Balance Sheet	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$60,097	$—	$56,963	$—	$117,060
Accounts receivable, net	(10)	14,296	12,191	—	26,477
Unbilled receivables	—	11,603	1,778	—	13,381
Inventories	—	4,051	31,896	—	35,947
Prepaid expenses and other current assets	4,019	2,862	7,351	(899)	13,333
Total current assets	64,106	32,812	110,179	(899)	206,198
Deferred income tax asset	2,472	8,295	200	(2,537)	8,430
Property, plant, equipment and seismic rental equipment, net	5,464	27,351	50,674	—	83,489
Multi-client data library, net	—	112,109	15,649	—	127,758
Investment in subsidiaries	700,267	245,983	—	(946,250)	—
Goodwill	—	—	27,679	—	27,679
Intangible assets, net	—	5,389	422	—	5,811
Intercompany receivables	48,576	—	—	(48,576)	—
Other assets	8,431	196	1,218	—	9,845
Total assets	$829,316	$432,135	$206,021	$(998,262)	$469,210
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$7,121	$92	$—	$7,213
Accounts payable	2,664	15,920	6,754	—	25,338
Accrued expenses	11,124	21,308	10,679	(52)	43,059
Accrued multi-client data library royalties	—	17,964	560	—	18,524
Deferred revenue	—	7,405	3,267	—	10,672
Total current liabilities	13,788	69,718	21,352	(52)	104,806
Long-term debt, net of current maturities	175,000	5,903	52	—	180,955
Intercompany payables	497,966	29,949	18,627	(546,542)	—
Other long-term liabilities	2,472	31,841	11,349	(3,384)	42,278
Total liabilities	689,226	137,411	51,380	(549,978)	328,039
Redeemable noncontrolling interest	—	—	1,080	—	1,080
Equity:
Common stock	1,647	290,460	19,138	(309,598)	1,647
Additional paid-in capital	890,811	180,700	234,234	(414,934)	890,811
Accumulated earnings (deficit)	(733,604)	238,544	(11,538)	(227,006)	(733,604)
Accumulated other comprehensive income (loss)	(12,199)	6,868	(12,156)	5,288	(12,199)
Due from ION Geophysical Corporation	—	(421,848)	(76,118)	497,966	—
Treasury stock	(6,565)	—	—	—	(6,565)
Total stockholders’ equity	140,090	294,724	153,560	(448,284)	140,090
Noncontrolling interests	—	—	1	—	1
Total equity	140,090	294,724	153,561	(448,284)	140,091
Total liabilities and equity	$829,316	$432,135	$206,021	$(998,262)	$469,210

	December 31, 2014
Balance Sheet	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$109,514	$—	$64,094	$—	$173,608
Accounts receivable, net	123	49,892	64,310	—	114,325
Unbilled receivables	—	18,548	4,051	—	22,599
Inventories	—	4,013	47,149	—	51,162
Prepaid expenses and other current assets	6,692	2,697	8,769	(4,496)	13,662
Total current assets	116,329	75,150	188,373	(4,496)	375,356
Deferred income tax asset	(7,852)	6,675	749	9,032	8,604
Property, plant, equipment and seismic rental equipment, net	6,412	33,065	30,363	—	69,840
Multi-client data library, net	—	96,423	22,246	—	118,669
Investment in subsidiaries	675,499	278,294	—	(953,793)	—
Goodwill	—	—	27,388	—	27,388
Intangible assets, net	—	6,254	534	—	6,788
Intercompany receivables	29,979	—	—	(29,979)	—
Other assets	10,191	147	274	—	10,612
Total assets	$830,558	$496,008	$269,927	$(979,236)	$617,257
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$6,965	$684	$—	$7,649
Accounts payable	4,308	12,028	20,527	—	36,863
Accrued expenses	3,904	34,738	21,807	4,815	65,264
Accrued multi-client data library royalties	—	34,624	595	—	35,219
Deferred revenue	—	5,263	2,999	—	8,262
Total current liabilities	8,212	93,618	46,612	4,815	153,257
Long-term debt, net of current maturities	175,000	7,839	106	—	182,945
Intercompany payables	509,124	8,892	21,087	(539,103)	—
Other long-term liabilities	2,609	130,985	10,489	(279)	143,804
Total liabilities	694,945	241,334	78,294	(534,567)	480,006
Redeemable noncontrolling interest	—	—	1,539	—	1,539
Equity:
Common stock	1,645	290,460	19,138	(309,598)	1,645
Additional paid-in capital	887,749	180,700	234,234	(414,934)	887,749
Accumulated earnings (deficit)	(734,409)	208,846	26,981	(235,827)	(734,409)
Accumulated other comprehensive income (loss)	(12,807)	6,229	(12,795)	6,566	(12,807)
Due from ION Geophysical Corporation	—	(431,561)	(77,563)	509,124	—
Treasury stock	(6,565)	—	—	—	(6,565)
Total stockholders’ equity	135,613	254,674	189,995	(444,669)	135,613
Noncontrolling interests	—	—	99	—	99
Total equity	135,613	254,674	190,094	(444,669)	135,712
Total liabilities and equity	$830,558	$496,008	$269,927	$(979,236)	$617,257

	Three Months Ended June 30, 2015
Income Statement	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Net revenues	$—	$22,465	$14,765	$(435)	$36,795
Cost of sales	—	28,227	19,138	(435)	46,930
Gross loss	—	(5,762)	(4,373)	—	(10,135)
Total operating expenses	6,466	12,805	11,283	—	30,554
Loss from operations	(6,466)	(18,567)	(15,656)	—	(40,689)
Interest expense, net	(4,506)	(100)	(1)	—	(4,607)
Intercompany interest, net	143	(745)	602	—	—
Equity in earnings (losses) of investments	66,986	(14,028)	—	(52,958)	—
Other income (expense)	(29)	101,954	(325)	—	101,600
Net income (loss) before income taxes	56,128	68,514	(15,380)	(52,958)	56,304
Income tax expense	59	123	350	—	532
Net income (loss)	56,069	68,391	(15,730)	(52,958)	55,772
Net loss attributable to noncontrolling interests	—	—	297	—	297
Net income (loss) attributable to ION	56,069	68,391	(15,433)	(52,958)	56,069
Comprehensive net income (loss)	$58,022	$70,390	$(13,731)	$(56,956)	$57,725
Comprehensive loss attributable to noncontrolling interest	—	—	297	—	297
Comprehensive net income (loss) attributable to ION	$58,022	$70,390	$(13,434)	$(56,956)	$58,022

	Three Months Ended June 30, 2014
Income Statement	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Net revenues	$—	$47,881	$74,877	$(1,278)	$121,480
Cost of sales	—	41,018	43,512	(1,278)	83,252
Gross profit	—	6,863	31,365	—	38,228
Total operating expenses	7,518	15,326	11,599	—	34,443
Income (loss) from operations	(7,518)	(8,463)	19,766	—	3,785
Interest expense, net	(4,458)	(48)	(428)	—	(4,934)
Intercompany interest, net	(210)	1,388	(1,178)	—	—
Equity in earnings (losses) of investments	14,838	20,259	—	(36,878)	(1,781)
Other income (expense)	(1,711)	3,572	4,205	—	6,066
Net income before income taxes	941	16,708	22,365	(36,878)	3,136
Income tax expense (benefit)	(247)	(133)	1,033	—	653
Net income	1,188	16,841	21,332	(36,878)	2,483
Net income attributable to noncontrolling interests	—	—	(1,295)	—	(1,295)
Net income attributable to ION	1,188	16,841	20,037	(36,878)	1,188
Comprehensive net income	$3,133	$19,967	$23,955	$(42,627)	$4,428
Comprehensive income attributable to noncontrolling interest	—	—	(1,295)	—	(1,295)
Comprehensive net income attributable to ION	$3,133	$19,967	$22,660	$(42,627)	$3,133

	Six Months Ended June 30, 2015
Income Statement	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Net revenues	$—	$41,314	$36,900	$(841)	$77,373
Cost of sales	—	53,002	51,135	(841)	103,296
Gross loss	—	(11,688)	(14,235)	—	(25,923)
Total operating expenses	14,382	25,885	21,188	—	61,455
Loss from operations	(14,382)	(37,573)	(35,423)	—	(87,378)
Interest expense, net	(9,057)	(172)	(3)	—	(9,232)
Intercompany interest, net	282	(1,402)	1,120	—	—
Equity in earnings (losses) of investments	24,129	(32,950)	—	8,821	—
Other income (expense)	(58)	101,969	(3,530)	—	98,381
Net income (loss) before income taxes	914	29,872	(37,836)	8,821	1,771
Income tax expense	109	174	1,232	—	1,515
Net income (loss)	805	29,698	(39,068)	8,821	256
Net loss attributable to noncontrolling interests	—	—	549	—	549
Net income (loss) applicable to ION	805	29,698	(38,519)	8,821	805
Comprehensive net income (loss)	$1,413	$30,337	$(38,429)	$7,543	$864
Comprehensive loss attributable to noncontrolling interest	—	—	549	—	549
Comprehensive net income (loss) attributable to ION	$1,413	$30,337	$(37,880)	$7,543	$1,413

	Six Months Ended June 30, 2014
Income Statement	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Net revenues	$—	$126,003	$141,453	$(1,278)	$266,178
Cost of sales	—	85,014	87,360	(1,278)	171,096
Gross profit	—	40,989	54,093	—	95,082
Total operating expenses	16,539	30,581	24,506	—	71,626
Income (loss) from operations	(16,539)	10,408	29,587	—	23,456
Interest expense, net	(9,031)	(90)	(610)	—	(9,731)
Intercompany interest, net	(144)	953	(809)	—	—
Equity in earnings (losses) of investments	104,326	24,115	738	(132,648)	(3,469)
Other income (expense)	(1,214)	73,483	2,323	—	74,592
Net income before income taxes	77,398	108,869	31,229	(132,648)	84,848
Income tax expense	231	199	5,486	—	5,916
Net income	77,167	108,670	25,743	(132,648)	78,932
Net income attributable to noncontrolling interests	—	—	(1,765)	—	(1,765)
Net income applicable to ION	77,167	108,670	23,978	(132,648)	77,167
Comprehensive net income	$78,451	$111,795	$28,856	$(138,886)	$80,216
Comprehensive income attributable to noncontrolling interest	—	—	(1,765)	—	(1,765)
Comprehensive net income attributable to ION	$78,451	$111,795	$27,091	$(138,886)	$78,451

	Six Months Ended June 30, 2015
Statement of Cash Flows	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Total Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(78,847)	$46,942	$9,410	$(22,495)
Cash flows from investing activities:
Cash invested in multi-client data library	—	(12,728)	(870)	(13,598)
Purchase of property, plant, equipment and seismic rental equipment	(347)	(774)	(16,092)	(17,213)
Other investing activities	—	257	—	257
Net cash used in investing activities	(347)	(13,245)	(16,962)	(30,554)
Cash flows from financing activities:
Payments on notes payable and long-term debt	—	(2,927)	(633)	(3,560)
Intercompany lending	29,755	(30,770)	1,015	—
Other financing activities	22	—	—	22
Net cash provided by (used in) financing activities	29,777	(33,697)	382	(3,538)
Effect of change in foreign currency exchange rates on cash and cash equivalents	—	—	39	39
Net decrease in cash and cash equivalents	(49,417)	—	(7,131)	(56,548)
Cash and cash equivalents at beginning of period	109,514	—	64,094	173,608
Cash and cash equivalents at end of period	$60,097	$—	$56,963	$117,060

	Six Months Ended June 30, 2014
Statement of Cash Flows	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Total Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$57,755	$(23,434)	$42,417	$76,738
Cash flows from investing activities:
Investment in multi-client data library	—	(34,203)	(114)	(34,317)
Purchase of property, plant, equipment and seismic rental equipment	(460)	(2,773)	(1,310)	(4,543)
Repayment of advance to INOVA Geophysical	1,000	—	—	1,000
Net investment in and advances to OceanGeo B.V. prior to its consolidation	—	—	(3,074)	(3,074)
Net proceeds from sale of Source product line	—	9,881	4,513	14,394
Other investing activities	579	—	26	605
Net cash provided by (used in) investing activities	1,119	(27,095)	41	(25,935)
Cash flows from financing activities:
Payments under revolving line of credit	(50,000)	—	—	(50,000)
Borrowings under revolving line of credit	15,000	—	—	15,000
Payments on notes payable and long-term debt	(461)	(2,862)	(2,272)	(5,595)
Intercompany lending	(46,991)	53,391	(6,400)	—
Other financing activities	(339)	—	—	(339)
Net cash provided by (used in) financing activities	(82,791)	50,529	(8,672)	(40,934)
Effect of change in foreign currency exchange rates on cash and cash equivalents	—	—	(146)	(146)
Net increase (decrease) in cash and cash equivalents	(23,917)	—	33,640	9,723
Cash and cash equivalents at beginning of period	124,701	—	23,355	148,056
Cash and cash equivalents at end of period	$100,784	$—	$56,995	$157,779

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
Our Business
In this Form 10-Q, “ION Geophysical,” “ION,” “the company” (or, “the Company”), “we,” “our,” “ours” and “us” refer to ION Geophysical Corporation and its consolidated subsidiaries, except where the context otherwise requires or as otherwise indicated.
The information contained in this Quarterly Report on Form 10-Q contains references to trademarks, service marks and registered marks of ION and our subsidiaries, as indicated. Except where stated otherwise or unless the context otherwise requires, the terms “GeoVentures,” “DigiFIN,” “VectorSeis,” “Orca,” “GATOR,” “Calypso,” “WiBand,” “G3i” and “Hawk” refer to GeoVentures®, DigiFIN®, VECTORSEIS®, ORCA®, GATOR®, Calypso®, WiBand®, G3i® and Hawk® registered marks owned by ION or INOVA Geophysical, and the terms “VSO,” “Narwhal,” “Marlin” and “MexicoSPAN” refer to VSO™, Narwhal™, Marlin™ and MexicoSPAN™ trademarks and service marks owned by ION.
We are a global, technology-focused company that provides geoscience technology, services and solutions to the global oil and gas industry. Our offerings are designed to allow oil and gas exploration and production (“E&P”) companies to obtain higher resolution images of the Earth’s subsurface during exploration, exploitation and production operations to reduce their risk in exploration and reservoir development. We acquire and process seismic data from seismic surveys in regional data programs, which then become part of our multi-client data library. The seismic surveys for our data library business are pre-funded, or underwritten, in part by our customers, and, with the exception of our ocean bottom seismic (“OBS”) data acquisition company, OceanGeo B.V. (“OceanGeo”), we contract with third party seismic data acquisition companies to shoot and acquire the seismic data, all of which is intended to minimize our risk exposure. We serve customers in all major energy producing regions of the world from strategically located offices across six continents.
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
We provide our services and products through four business segments – Solutions, Systems, Software and Ocean Bottom Services. Our Ocean Bottom Services segment is comprised of OceanGeo, in which we increased our ownership to 100% in 2014. In addition, we have a 49% ownership interest in our INOVA Geophysical Equipment Limited joint venture (“INOVA Geophysical,” or “INOVA”). As of December 31, 2014, we wrote down our investment in INOVA Geophysical to zero, and therefore no longer record our share of losses in the joint venture. For details of our suspension of recording equity method losses, see Footnote 3 “Segment Information” of Footnotes to Consolidated Financial Statements.
For decades we have been engaged in providing innovative seismic data acquisition technology, such as full-wave imaging capability with VectorSeis products, the ability to record seismic data from basins that underlie ice fields in polar regions, and cableless seismic techniques. The advanced technologies we currently offer include our Orca and Gator command and control software systems, WiBand broadband data processing technology, Calypso OBS acquisition system, Narwhal (software system) for ice management, and other technologies, each of which is designed to deliver improvements in both image quality and productivity. In 2015, we introduced our new Marlin solution for optimizing simultaneous operations during marine seismic data acquisition. We have over 500 patents and pending patent applications in various countries around the world. Approximately 50% of our employees are involved in technical roles and over 25% of our employees have advanced degrees.
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
Our GX Technology (“GXT”) group offers data processing and imaging services designed to help our E&P customers reduce exploration and production risk, evaluate and develop reservoirs, and increase production. GXT develops a series of subsurface images by applying its processing technology to data owned or licensed by its customers. We maintain approximately 15 petabytes of digital seismic data information storage in 5 global data centers, including our largest data center in Houston.

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
In 2013, we introduced our Narwhal for ice management system, and in 2015 we introduced our new Marlin solution for optimizing simultaneous operations during marine seismic data acquisition. Both of these systems are part of our E&P software solutions for operations management and are designed to reduce risk and improve efficiency in seismic data acquisition and drilling operations in or near ice, such as in the Arctic, where the U.S. Geological Survey estimates that 13 percent of the remaining worldwide reserves are located.
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
INOVA Geophysical. Historically, we have conducted our land seismic equipment business through INOVA Geophysical, which is a joint venture with BGP Inc. (“BGP”). BGP is a subsidiary of China National Petroleum Corporation, and is generally regarded as the world’s largest land geophysical service contractor. BGP owns a 51% equity interest in INOVA Geophysical, and we own the remaining 49% interest. INOVA manufactures cable-based and cableless seismic data acquisition systems, digital sensors, vibroseis vehicles (i.e., vibrator trucks) and source controllers for detonator and energy source business lines. As of December 31, 2014, we wrote down our investment in INOVA Geophysical to zero.
Macroeconomic Conditions
Demand for our services and products is cyclical and dependent upon activity levels in the oil and gas industry, particularly our customers’ willingness to invest capital in the exploration for oil and natural gas. Our customers’ capital spending programs are generally based on their outlook for near-term and long-term commodity prices, economic growth, commodity demand and estimates of resource production. As a result, demand for our services and products is largely sensitive to expected commodity prices, principally related to crude oil and natural gas.
In the past few years, crude oil prices have been volatile due to global economic uncertainties. Significant downward crude oil price volatility began early in the fourth quarter of 2014 and prices continued to drop throughout the remainder of 2014 and into the first quarter of 2015, with a partial recovery during the second quarter of 2015 offset by a decline in prices in July. The material decrease in crude oil prices can be attributed principally to significant production growth in the U.S. shale plays, strengthening of the U.S. dollar relative to other foreign currencies, the increase in production by Organization of Petroleum Exporting Countries (“OPEC”) and it’s indication not to cut production, offset somewhat by modest increases in global oil demand. The average prices for West Texas Intermediate (“WTI”) and Intercontinental Exchange Brent (“Brent”) crude oil decreased from an average of $73 per barrel and $76 per barrel, respectively, in the fourth quarter of 2014 to an average of $58 per barrel and $62 per barrel, respectively, in the second quarter of 2015. These data points compare to an average price of $101 per barrel and $109 per barrel, respectively, in the first half of 2014.
As of July 28, 2015, WTI and Brent crude oil prices had decreased from their levels at the end of the first half of 2015 to approximately $48 per barrel and $53 per barrel, respectively. Crude oil prices decreased early in the third quarter of 2015 primarily due to the slower than expected decline in domestic crude oil production, concerns regarding the growth outlook in China, the economic uncertainties surrounding the financial crisis in Greece, and the potential supply increases related to the potential lifting of sanctions against Iran. These events have created concern in the marketplace that crude oil prices will trade in a relatively low-priced range for the foreseeable future. The price for WTI crude oil will continue to influence our customers’ spending in U.S. shale play developments, such as the Bakken, Niobrara, Permian and Eagle Ford basins, which has a significant influence on our services in North America. The price for Brent crude oil will influence our customers’ spending in international markets and impact demand for our services and products overseas.

Given the historical volatility of crude prices, there remains a risk that prices could continue to deteriorate due to high levels of domestic and OPEC crude oil production, slowing growth rates in various global regions and/or the potential for ongoing supply/demand imbalances. Alternatively, if the global supply of oil were to decrease due to reduced capital investment by our E&P customers or government instability in a major oil-producing nation and energy demand continues to increase in the U.S. and countries such as China and India, a recovery in WTI and Brent crude oil prices could occur. Regardless of the driver, crude oil price improvements will not occur without a rebalancing of global supply and demand, the timing of which is difficult to predict. If commodity prices do not improve or if they decline further, demand for our services and products could continue to decline.
Prices for natural gas in the U.S. averaged $2.77 per mmBtu in the first half of 2015 compared to $3.83 per mmBtu in the fourth quarter of 2014 and $4.65 per mmBtu in the first half of 2014. Natural gas prices declined during the first half of 2015 largely due to increased natural gas inventories. Natural gas prices traded at approximately $2.82 per mmBtu as of July 28, 2015. Strong production and a milder winter this year compared to last year resulted in significant increases in natural gas inventories in the U.S. during the first half of 2015, from 27% below the 5-year average as of the end of the first half of 2014 to 2% above the 5-year average as of the end of the first half of 2015. Customer spending in the natural gas shale plays has been limited due to associated gas being produced from unconventional oil wells in North America. As a result of natural gas production growth outpacing demand in the U.S., natural gas prices continue to be weak relative to prices experienced from 2006 through 2008 and are expected to remain below levels considered economical for new investments in numerous natural gas fields. If natural gas production growth continues to surpass demand in the U.S. and/or the supply of natural gas were to increase, whether the supply comes from conventional or unconventional production or associated natural gas production from oil wells, prices for natural gas could remain constrained for an extended period.
Impact to Our Business
In the first half of 2015, E&P companies continued to reduce their capital expenditure budgets in light of the recent steep oil price decreases that began in the fourth quarter of 2014. E&P companies are evaluating near-term oil prices, and how it will affect their return on new and existing projects before committing to spend substantial sums from their capital expenditure budgets. We believe E&P companies perceive projects with a longer time to payback, or profitability, as less attractive in the short-term. Therefore, E&P companies are increasingly likely to reduce capital expenditures for projects in the early stages, or exploration phase, of the E&P lifecycle compared to prior years. In low oil price environments, oil companies tend to prioritize production-related activities and existing assets over exploration, and disproportionately cut spending on seismic services and products, which has a negative impact on the overall entire seismic industry, including our Company.
The recent reduction in exploration spending has had a significant impact on our results of operations for the first half of 2015 in all of our segments. In our Solutions segment, we have seen continued softness in customer underwriting of our new venture programs and reductions in our data processing business. We continue to maintain high standards for underwriting new projects, and have delayed certain new venture programs accordingly. We invested $13.6 million in our multi-client data library during the first half of 2015, compared to $34.3 million in the same period in 2014.
Our business has traditionally been seasonal, with the strongest demand for our services and products often in the fourth quarter of our fiscal year. Our first half 2015 results were also impacted by the significant downturn in exploration spending. The first half is generally soft, but this first half was exceptionally weak, as many of our E&P customers have significantly reduced their budgets for 2015.
At June 30, 2015, our Solutions segment backlog, which consists of commitments for (i) data processing work and (ii) both multi-client new venture projects and proprietary projects by our GeoVentures group underwritten by our customers, was $54.1 million, compared with backlog of $46.7 million at December 31, 2014 and $57.2 million at June 30, 2014. As a result of the weakness in exploration spending by E&P companies, our backlog over the last four quarters has changed very little and remained relatively low compared to prior years. However, we expect to see an increase to our revenues in the second half of this year, albeit at lower than historical levels. We anticipate that the majority of our current backlog will be recognized as revenue in 2015.
As of June 30, 2015 our backlog for both data processing and new venture projects has increased 16% compared to December 31, 2014. We have begun acquisition on the first phase of MexicoSPAN, and we expect to complete acquisition in the third quarter of 2015. This project is well funded by several of our major E&P customers and encompasses more than 22,000 km of deep-imaged two-dimensional (2D) seismic data. Combined with our existing data libraries, MexicoSPAN will deliver the industry’s only complete, basin-wide regional view of the Gulf of Mexico. While this program will have a positive impact on our second half results, we still expect that exploration spending in the second half of 2015 and into 2016 will be far below 2013-2014 levels. We now expect our full year investment in our multi-client data library to be in the range of $50 to $60 million in 2015.

In the first half of 2015, our OBS segment was affected by potential E&P customers delaying or canceling decisions to commit capital to OBS projects, causing our vessels to be idle since the fourth quarter of 2014. We have initiated actions within our OBS business to minimize costs, while maintaining our ocean bottom capabilities. We have cold-stacked the vessels and our crew and have taken other actions which will reduce our OceanGeo cash burn rate to less than $3 million per quarter. We are actively negotiating contracts on three projects and anticipate that the crew will go back to work in the fourth quarter of 2015 or the first quarter of 2016. Despite the extended market downturn and uncertainty, we see significant long-term potential for OceanGeo and our technologies to improve ocean bottom survey productivity, and we expect long-term demand for ocean bottom production surveys (4D) to increase.
Our traditional seismic contractor customers are also experiencing weakened demand due to the reduction in seismic spending by their customers. Since early 2014, seismic contractors have taken 22 seismic vessels, or about 18% of the fleet, out of the market, and we anticipate another 4 vessels will be taken out of service in 2015. As a result, our Systems segment continues to experience weak year-over-year sales. In the first half of 2015, our Systems segment revenues decreased primarily due to reduced sales of spares and repairs.
The marine seismic vessel market contraction has also reduced the available software market. Our Software segment net revenues decreased for the first half of 2015 compared to the same period of 2014 primarily driven by reduced sales of Orca software licenses.
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
Restructurings
Due to the current economic conditions described above, including significant reductions in E&P capital expenditures, in the first half of 2015, we continued to implement cost cutting initiatives by (i) focusing on centralizing our global data processing capabilities to core geographical hubs in the U.S. and the U.K., (ii) reducing our marine repair infrastructure to two locations in the U.S. and U.A.E., (iii) making selected reductions in personnel across all of our segments and (iv) reducing salaries by 10% for the majority of our employees for the remainder of 2015. Including actions we began taking in December 2014, we have reduced our full-time employee base by approximately 25%. We expect that these actions will result in annualized savings of approximately $40 million. See Footnote 2 “Restructurings” of Footnotes to Consolidated Financial Statements.

WesternGeco Litigation
On July 2, 2015, the United States Court of Appeals for the Federal Circuit in Washington, D.C. reversed in part the district court’s judgment, holding the district court erred by including lost profits in the Final Judgment. Lost profits were $93.4 million and prejudgment interest was approximately $10.9 million of the $123.8 million Final Judgment. Pre-judgment interest on the lost profits portion will be treated in the same way as the lost profits. Post-judgment interest will likewise be treated in the same fashion. On July 29, 2015, WesternGeco filed a petition for rehearing en banc before the Court of Appeals. The Court of Appeals has not yet ruled on whether or not it will accept WesternGeco’s request for rehearing.
As a result of the reversal by the Court of Appeals, we have reversed our prior loss contingency accrual by approximately $102 million, resulting in a remaining loss contingency accrual of $22 million as of June 30, 2015. Prior to the reduction in damages by the Court of Appeals, we arranged with sureties to post an appeal bond at the trial court. The appeal bond is uncollateralized, but the terms of the appeal bond arrangements provide the sureties the contractual right for as long as the bond is outstanding to require us to post cash collateral. In light of the Court of Appeals decision, we do not anticipate any requests for collateral in excess of the reduced damages amount. If the sureties exercise their right to require collateral, we would intend to utilize cash on hand or undrawn balances available under the our Credit Facility (as defined below). The appeal bond will remain outstanding during the pendency of appeals. See Footnote 7 “Litigation” of Footnotes to Consolidated Financial Statements.
Key Financial Metrics
The table below provides an overview of key financial metrics for our company as a whole and our four business segments for the three and six months ended June 30, 2015, compared to the same period of 2014 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenues:
Solutions:
New Venture	$3,636	$25,315	$8,665	$58,053
Data Library	7,509	13,625	9,646	26,842
Total multi-client revenues	11,145	38,940	18,311	84,895
Data Processing	11,205	23,694	23,038	66,980
Total	$22,350	$62,634	$41,349	$151,875
Systems:
Towed Streamer	$2,682	$10,265	$7,847	$22,116
Other	4,992	12,140	12,596	25,137
Total	$7,674	$22,405	$20,443	$47,253
Software:
Software Systems	$5,798	$9,308	$13,527	$18,462
Services	973	1,225	2,054	2,110
Total	$6,771	$10,533	$15,581	$20,572
Ocean Bottom Services	$—	$25,908	$—	$46,478
Total	$36,795	$121,480	$77,373	$266,178

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Gross profit (loss):
Solutions	$(7,856)	$12,269	$(18,248)	$45,280
Systems	1,500	9,748	6,059	21,165
Software	4,208	7,805	9,798	15,062
Ocean Bottom Services	(7,987)	8,406	(23,532)	13,575
Total	$(10,135)	$38,228	$(25,923)	$95,082
Gross margin:
Solutions	(35)%	20%	(44)%	30%
Systems	20%	44%	30%	45%
Software	62%	74%	63%	73%
Ocean Bottom Services	—%	32%	—%	29%
Total	(28)%	31%	(34)%	36%
Income (loss) from operations:
Solutions	$(19,756)	$(1,419)	$(41,534)	$17,693
Systems	(2,379)	3,547	(1,365)	6,918
Software	2,095	5,630	5,430	10,758
Ocean Bottom Services	(10,008)	6,494	(27,567)	10,656
Corporate and other	(10,641)	(10,467)	(22,342)	(22,569)
Total	$(40,689)	$3,785	$(87,378)	$23,456
Operating margin:
Solutions	(88)%	(2)%	(100)%	12%
Systems	(31)%	16%	(7)%	15%
Software	31%	53%	35%	52%
Ocean Bottom Services	—%	25%	—%	23%
Corporate and other	(29)%	(9)%	(29)%	(8)%
Total	(111)%	3%	(113)%	9%
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
Results of Operations
Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
Our overall total net revenues of $36.8 million for the three months ended June 30, 2015 (the “Current Quarter”) decreased by $84.7 million, or 70%, compared to total net revenues for the three months ended June 30, 2014 (the “Comparable Quarter”). Our overall gross profit (loss) percentage for the Current Quarter was (28)%, compared to 31%, for the Comparable Quarter. For the Current Quarter, our loss from operations was $40.7 million, compared to income from operations of $3.8 million for the Comparable Quarter.
Net income for the Current Quarter was $56.1 million, or $0.34 per diluted share, compared to net income of $1.2 million, or $0.01 per diluted share, for the Comparable Quarter. The Current Quarter results were positively impacted by special items totaling $100.8 million, primarily related to an additional partial reversal of a litigation reserve. Excluding these impacts, our net loss for the Current Quarter was $44.7 million, or $(0.27) per share, as adjusted. The Comparable Quarter included a non-recurring gain on the sale of our Source product line of $6.2 million, net of tax. Excluding this gain, our net loss for the Comparable Quarter was $5.0 million, or $(0.03) per share, as adjusted.

Net Revenues, Gross Profits and Gross Margins
Solutions — Net revenues for the Current Quarter decreased by $40.2 million, or 64%, to $22.4 million, compared to $62.6 million for the Comparable Quarter. The decrease in revenues was primarily due to continued softness in exploration spending by our E&P customers. Gross profit (loss) decreased by $20.2 million to $(7.9) million, representing a (35)% gross margin, compared to $12.3 million, which represented a 20% gross margin, in the Comparable Quarter. The decrease in gross margin was due to the significant reduction in revenues.
Systems — Net revenues for the Current Quarter decreased by $14.7 million, or 66%, to $7.7 million, compared to $22.4 million for the Comparable Quarter. Gross profit decreased by $8.2 million to $1.5 million, representing a 20% gross margin, for the Current Quarter, compared to $9.7 million, representing a 44% gross margin, for the Comparable Quarter. The decrease in revenues in the Current Quarter was principally due to reduced activity by seismic contractors as they have taken vessels out of service resulting in a reduction in repairs and purchases of spares.
Software — Net revenues for the Current Quarter decreased $3.7 million, or 35%, to $6.8 million, compared to a record $10.5 million for the Comparable Quarter. Gross profit for the Current Quarter decreased $3.6 million to $4.2 million, compared to $7.8 million, for the Comparable Quarter. The decrease in revenues was due to a decrease in Orca licensing revenues in the Current Quarter as a result of seismic contractors taking seismic vessels out of service and from the effects of foreign currency translation. Gross margin of 62% in the Current Quarter decreased from the 74% gross margin in the Comparable Quarter primarily due to the decline in revenues in the Current Quarter.
Ocean Bottom Services — Net revenues for the Current Quarter were zero, compared to $25.9 million for the Comparable Quarter. Gross loss for the Current Quarter was $8.0 million, compared to gross profit of $8.4 million for the Comparable Quarter. OceanGeo did not record any revenues during the Current Quarter due to its vessels being idle while it attempts to secure a backlog of future orders.
Operating Expenses
Research, Development and Engineering — Research, development and engineering expense was $7.2 million for the Current Quarter, a decrease of $3.1 million compared to $10.3 million for the Comparable Quarter. During the current down-cycle in E&P exploration spending, we have been selective in spending on R&D projects in order to reduce expenses without sacrificing our ability to develop our technologies. As discussed above, despite the extended market downturn and uncertainty, we see significant long-term potential for OceanGeo and our technologies to improve ocean bottom survey productivity, and we expect long-term demand for ocean bottom production surveys (4D) to increase.
Marketing and Sales — Marketing and sales expense was $8.6 million for the Current Quarter, a decrease of $1.3 million compared to $9.9 million for the Comparable Quarter. During the current down-cycle in E&P exploration spending, we have also reduced our marketing expenses.
General, Administrative and Other Operating Expenses — General, administrative and other operating expenses of $14.7 million for the Current Quarter, an increase of $0.5 million compared to $14.2 million for the Comparable Quarter. This increase in expenses was primarily related to the restructuring charges occurring in the Current Quarter, partially offset by reduced expenses in the Current Quarter due to right-sizing actions taken in 2014 and 2015.
Other Items
Interest Expense, net — Interest expense, net, was $4.6 million for the Current Quarter compared to $4.9 million for the Comparable Quarter. Interest expense in both quarters is primarily related to the Notes (as defined below). For additional information, please refer to “— Liquidity and Capital Resources — Sources of Capital” below.
Equity in Losses of Investments — We account for our investment in INOVA Geophysical as an equity method investment. As of December 31, 2014, the carrying value of our investment in INOVA Geophysical was zero. Therefore, we did not record a share of earnings or losses related to INOVA’s losses for the Current Quarter. For details of our suspension of recording equity method losses, see Footnote 3 “Segment Information” of Footnotes to Consolidated Financial Statements. For the Comparable Quarter, we recognized total equity losses of approximately $1.8 million.
Other Income, Net — Other income for the Current Quarter was $101.6 million compared to $6.1 million for the Comparable Quarter. This difference was primarily related to the $102 million reduction in our loss contingency accrual related to the WesternGeco legal proceedings recorded in the Current Quarter. In the Comparable Quarter, we sold our Source product line for $14.4 million recording a gain of $6.5 million, before tax.

The following table reflects the significant items of other income, net (in thousands):

	Three Months Ended June 30,
	2015	2014
Reduction of loss contingency related to legal proceedings (Footnote 7)	$101,978	$—
Gain on sale of Source product line	—	6,522
Other expense, net	(378)	(456)
Total other income, net	$101,600	$6,066
Income Tax Expense — Income tax expense for the Current Quarter was $0.5 million compared to $0.7 million for the Comparable Quarter. Our effective tax rates for the Current Quarter and Comparable Quarter were 0.9% and 20.8%, respectively. Income tax expense for the Current Quarter relates to income from our non-U.S. businesses. The effective tax rate was positively impacted by the change in valuation allowance related to the reduction of the legal contingency reserve.
Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
Our overall total net revenues of $77.4 million for the six months ended June 30, 2015 (the “Current Period”) decreased by $188.8 million, or 71%, compared to total net revenues for the six months ended June 30, 2014 (the “Comparable Period”). Our overall gross profit percentage for the Current Period was (34)%, compared to 36%, for the Comparable Period. For the Current Period, our income (loss) from operations was $(87.4) million, compared to $23.5 million, for the Comparable Period.
Net income for the Current Period was $0.8 million, or $0.00 per diluted share, compared to a net income of $77.2 million, or $0.47 per diluted share, in the Comparable Period. The Current Period results were positively impacted by special items totaling $99.0 million, primarily related to an additional partial reversal of a litigation reserve. The Comparable Period was impacted by a reduction in our loss contingency accrual and included a non-recurring gain on the sale of our Source product line, as noted above. Excluding the impact of these special items, adjusted net loss for the Current Period was $96.2 million, or $(0.58) per share, compared to adjusted net income of $1.4 million, or $0.01 per diluted share, in the Comparable Period.
Net Revenues, Gross Profits and Gross Margins
Solutions — Net revenues for the Current Period decreased by $110.6 million, or 73%, to $41.3 million, compared to $151.9 million for the Comparable Period. Revenues for our multi-client businesses within Solutions decreased due to the continued softness of exploration spending. Data processing revenues were also impacted by the softness in exploration spending and by $15.0 million of revenues recognized in the first quarter of 2014 that related to work performed for a customer in 2013.
Gross profit (loss) decreased by $63.5 million to a gross loss of $18.2 million, representing a (44)% gross margin, compared to a gross profit of $45.3 million, representing a 30% gross margin, in the Comparable Period. The decrease in gross margin was primarily due to the decline in revenues and the additional $15.0 million of revenues recognized in the first quarter by 2014 which related to work performed for a customer in 2013.
Systems — Net revenues for the Current Period decreased by $26.9 million, or 57%, to $20.4 million, compared to $47.3 million for the Comparable Period. Gross profit decreased by $15.1 million to $6.1 million, representing a 30% gross margin, for the Current Period compared to $21.2 million, representing a 45% gross margin, for the Comparable Period. This decrease in revenues in the Current Period was principally due to reduced activity by seismic contractors as they have taken vessels out of service resulting in a reduction in repairs and purchases of spares. Gross profits and gross margin decreased due to the significant reduction in revenues in the Current Period compared to the Comparable Period.
Software — Net revenues for the Current Period decreased by $5.0 million, or 24%, to $15.6 million, compared to a record $20.6 million for the Comparable Period. Gross profit for the Current Period decreased by $5.3 million to $9.8 million, compared to $15.1 million in the Comparable Period. The decrease in revenues was due to a decrease in Orca licensing revenues occurring in the Current Period and the unfavorable impact of foreign exchange rates. Gross margin of 63% in the Current Period decreased from the 73% gross margin in the Comparable Period primarily due to the decline in revenues in the Current Period.
Ocean Bottom Services — Net revenues for the Current Period were zero compared to $46.5 million for the Comparable Period. Gross loss for the Current Period was $23.5 million compared to gross profit of $13.6 million for the Comparable Period. OceanGeo did not record any revenues during the Current Period due to its vessels being idle while it attempts to secure a backlog of future orders.

Operating Expenses
Research, Development and Engineering — Research, development and engineering expense was $15.0 million for the Current Period, a decrease of $4.3 million compared to $19.3 million for the Comparable Period. As stated previously, we have been selective in spending on R&D projects in order to reduce expenses without sacrificing our ability to develop our technologies. As discussed above, we see significant long-term potential for our technologies to improve ocean bottom survey productivity, and we expect long-term demand for ocean bottom production surveys (4D) to increase.
Marketing and Sales — Marketing and sales expense was $16.5 million for the Current Period, a decrease of $2.6 million compared to $19.1 million for the Comparable Period. During the current down-cycle in E&P exploration spending, we have also reduced our marketing expenses.
General, Administrative and Other Operating Expenses — General, administrative and other operating expenses were $30.0 million for the Current Period, a decrease of $3.2 million compared to $33.2 million for the Comparable Period. This decrease in expenses was primarily related to the inclusion of $2.9 million of bad debt expense in the Comparable Period related to a customer bankruptcy while the Current Period included $2.9 million of bad debt recoveries. Excluding the impact of bad debt expenses and recoveries, our general, administrative and other operating expenses increased $2.6 million, which was primarily the result of an increase in legal expenses as we appeal the Final Judgment of the WesternGeco legal matter and the consolidation of OceanGeo for the entire Current Period (acquisition of a controlling interest in OceanGeo occurred in late January 2014). These items were partially offset by the right-sizing actions taken in 2014 and 2015 that reduced expenses in the Current Period.
Other Items
Interest Expense, net — Interest expense, net, was $9.2 million for the Current Period compared to $9.7 million for the Comparable Period. Interest expense in both quarters is primarily related to the Notes (as defined below). For additional information, please refer to “— Liquidity and Capital Resources — Sources of Capital” below.
Equity in Losses of Investments — We account for our investment in INOVA Geophysical as an equity method investment. As of December 31, 2014, the carrying value of our investment in INOVA Geophysical was zero. Therefore, we did not record a share of earnings or losses related to INOVA’s losses for the Current Period. For details of our suspension of recording equity method losses, see Footnote 3 “Segment Information” of Footnotes to Consolidated Financial Statements. For the Comparable Period, we recorded total equity losses of approximately $3.5 million.
Other Income, Net — Other income for the Current Period was $98.4 million compared to other income of $74.6 million for the Comparable Period. This difference was primarily due to the reduction in our loss contingency accrual recorded in the Current Period being $32.4 million greater than the reduction in our loss contingency accrual recorded in the Comparable Period. Additionally, we sold our Source product line for $14.4 million recording a gain of $6.5 million, before taxes, in the Comparable Period.
The following table reflects the significant items of other income, net as follows (in thousands):

	Six Months Ended June 30,
	2015	2014
Reductions of loss contingency related to legal proceedings (Footnote 7)	$101,978	$69,557
Facility restructuring charges (Footnote 2)	(1,913)	—
Gain on sale of Source product line	—	6,522
Other expense, net	(1,684)	(1,487)
Total other income, net	$98,381	$74,592
Income Tax Expense — Income tax expense for the Current Period was $1.5 million compared to $5.9 million for the Comparable Period. Our effective tax rates for the Current Period and Comparable Period were 85.5% and 7.0%, respectively. Our effective tax rate for the Current Period was negatively impacted by the change in valuation allowance related to operating losses for which we cannot currently recognize a tax benefit. See further discussion of establishment of the deferred tax valuation allowance at Footnote 6 “Income Taxes” of Notes to Unaudited Condensed Consolidated Financial Statements. Our income tax expense for the Current Period relates to income from our non-U.S. businesses.

Liquidity and Capital Resources
Sources of Capital
As of June 30, 2015, we had $117.1 million in cash on hand and a borrowing base of approximately $35 million under the Credit Facility (as defined below). Our cash requirements include working capital requirements and cash required for our debt service payments, multi-client seismic data acquisition activities and capital expenditures. As of June 30, 2015, we had working capital of $101.4 million. Working capital requirements are primarily driven by (i) our manufacture of OBS equipment to be used in our Ocean Bottom Services segment ($14.3 million in the Current Period), (ii) our investment in our multi-client data library ($13.6 million in the Current Period) and, to a lesser extent, (iii) our inventory purchase obligations. Also, our headcount has traditionally been a significant driver of our working capital needs. Because a significant portion of our business is involved in the planning, processing and interpretation of seismic data services, one of our largest investments is in our employees, which involves cash expenditures for their salaries, bonuses, payroll taxes and related compensation expenses. As noted above, in December 2014 and the Current Period, we have reduced our workforce by approximately 25%, and reduced salaries by 10% for a majority of our employees for the remainder of 2015 and closed selected facilities. We expect these actions will result in annualized cash savings of approximately $40 million.
Our working capital requirements may change from time to time depending upon many factors, including our operating results and adjustments in our operating plan in response to industry conditions, competition and unexpected events. In recent years, our primary sources of funds have been cash flows generated from operations, existing cash balances, debt and equity issuances and borrowings under our revolving credit facilities.
Credit Facility, including Revolving Line of Credit — In August 2014, we and our material U.S. subsidiaries, GX Technology Corporation, ION Exploration Products (U.S.A.), Inc. and I/O Marine Systems, Inc. (the “Subsidiary Borrowers”), entered into a credit facility (the “Credit Facility”). For a complete discussion of the terms, available credit and security of this Credit Facility, see Footnote 6 to the Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.
On August 4, 2015, we and our Subsidiary Borrowers amended the terms of the Credit Facility pursuant to a First Amendment to Revolving Credit and Security Agreement dated effective as of August 4, 2015 (the “First Amendment”). The First Amendment provided for, among other things, (i) the assignment of all of the commitments of the lenders under the Credit Facility to PNC Bank, National Association (“PNC”), with PNC becoming the sole lender under the Credit Facility, (ii) the reduction of the maximum amount of the revolving line of credit under the Credit Facility from $80.0 million to $40.0 million, (iii) the elimination of the requirement that we not exceed a maximum senior secured leverage ratio, (iv) the amendment of the borrowing base formula under the Credit Facility and (v) the removal of the accordion features under the Credit Facility for both the revolving line of credit and the last out term loan. For additional information regarding the terms of the First Amendment, see our Current Report on Form 8-K filed with the SEC on August 6, 2015.
Both immediately before and after giving effect to the First Amendment, there was no outstanding indebtedness under the Credit Facility. The borrowing base will increase or decrease monthly using an amended formula based on certain eligible receivables, eligible inventory and other amounts, including a percentage of the net orderly liquidation value of our multi-client data library (not to exceed $15.0 million for the multi-client data library data component).  The amended formula also removes the qualified cash component of up to $20.0 million. In connection with the First Amendment, an updated independent appraisal (including with respect to our multi-client data library) is being obtained, which will be used in the borrowing base formula determination. We expect that following the completion of the independent appraisal and the next redetermination of the borrowing base, we will have a borrowing base of approximately $30 – $40 million under the Credit Facility. There is no assurance that our borrowing base will not be less than this expected range, which could affect our liquidity.
The interest rate on revolving credit borrowings under the Credit Facility, as amended by the First Amendment, will be, at our option, (i) an alternate base rate equal to the highest of (a) the prime rate of PNC, (b) a federal funds effective rate plus 0.50% or (c) a LIBOR-based rate plus 1.00%, plus an applicable interest margin of 2.50% (increased from 1.50%), or (ii) a LIBOR-based rate, plus an applicable interest margin of 3.50% (increased from 2.50%). If we had borrowed any funds on June 30, 2015, we would have incurred interest at an annual rate of approximately 2.69%. The revolving credit indebtedness under the Credit Facility is scheduled to mature on the earlier of (x) August 22, 2019 or (y) the date which is 90 days prior to the maturity date of the Notes (or such later due date if the Notes have been refinanced).
The Credit Facility requires us to maintain compliance with various covenants. At June 30, 2015, we were in compliance with all of the covenants under the Credit Facility. For further information regarding our Credit Facility and the First Amendment, see Footnote 4 “Long-term Debt” of Footnotes to Consolidated Financial Statements.

Senior Secured Second-Priority Notes — In May 2013, we sold $175.0 million aggregate principal amount of 8.125% Senior Secured Second-Priority Notes due 2018 (the “Notes”) in a private offering. The Notes are senior secured second-priority obligations guaranteed by our material U.S. subsidiaries, GX Technology Corporation, ION Exploration Products (U.S.A.), Inc. and I/O Marine Systems, Inc. and mature on May 15, 2018. Interest on the Notes accrues at the rate of 8.125% per annum and is payable semiannually in arrears on May 15 and November 15 of each year during their term. In May 2014, the holders of the Notes exchanged their Notes for a like principal amount of registered Notes with the same terms.
On or after May 15, 2015, we may on one or more occasions redeem all or a part of the Notes at the redemption prices set forth below, plus accrued and unpaid interest and special interest, if any, on the Notes redeemed during the twelve-month period beginning on May 15th of the years indicated below:

Date	Percentage
2015	104.063%
2016	102.031%
2017 and thereafter	100.000%
The Indenture governing the Notes requires us to maintain compliance with various covenants. At June 30, 2015, we were in compliance with all of the covenants under the Indenture. For further information regarding the Notes, see Footnote 4 “Long-term Debt” of Footnotes to Unaudited Condensed Consolidated Financial Statements.
For additional information regarding the terms of the Notes and related Indenture and Intercreditor Agreement, see our Current Report on Form 8-K filed with the SEC on May 13, 2013.
Meeting our Liquidity Requirements
As of June 30, 2015, our total outstanding indebtedness (including capital lease obligations) was approximately $188.2 million, consisting of approximately $175.0 million outstanding Notes and $13.2 million of equipment capital leases. As of June 30, 2015, there was no outstanding indebtedness under our Credit Facility.
For the Current Period, total capital expenditures, including the manufacture of OBS equipment and investments in our multi-client data library, were $30.8 million. As discussed above, we began investing in MexicoSPAN early in the third quarter of 2015. This project is well funded by several of our major E&P customers. While we expect that our investments in our multi-client data library will increase in the second half of this year compared to the first half, our full year investment in our multi-client data library will be reduced in 2015 compared to 2014 due to the uncertainty in the E&P industry and their reduced capital expenditures budgets for 2015. See “Executive Summary – Macroeconomic Conditions” above.
We believe that the First Amendment and the decision by the Court of Appeals will improve our liquidity position and give us more flexibility in how we invest cash into our businesses. Subject to a payment obligation in the amount of the loss contingency we have established with respect to our ongoing WesternGeco litigation (as discussed below), we believe that our existing cash balance, cash generated from operations through increased revenues expected in the second half of 2015 and our borrowing availability under our Credit Facility will be sufficient to meet our anticipated cash needs in the near term. However, under the current market conditions (as discussed above), there is still uncertainty as to the levels of exploration spending by our E&P customers for the second half of 2015 and into 2016, which could negatively impact our cash generated by operations.
As set forth below, a potential future requirement to satisfy a payment obligation with respect to the WesternGeco litigation in excess of our loss contingency accrual could have a material adverse effect on our liquidity and, as a result, our business, financial condition and results of operations.
Loss Contingency – WesternGeco Lawsuit
As of June 30, 2015, we have a loss contingency of $22 million accrued related to the legal proceedings with WesternGeco. As described at Part II, Item 1. “Legal Proceedings,” there are possible scenarios involving an outcome in the WesternGeco lawsuit that could materially and adversely affect our liquidity. Prior to the reduction in damages by the Court of Appeals, we arranged with sureties to post an appeal bond at the trial court. The appeal bond is uncollateralized, but the terms of the appeal bond arrangements provide the sureties the contractual right for as long as the bond is outstanding to require us to post cash collateral. In light of the Court of Appeals decision, we do not anticipate any requests for collateral in excess of the reduced damages amount. If the sureties exercise their right to require collateral, we would intend to utilize cash on hand or undrawn balances available under our Credit Facility. Any requirements that we collateralize the appeal bond will reduce our liquidity and may reduce the amount otherwise available to be borrowed under our Credit Facility.
We may not ultimately prevail in the final appeals process and we could be required to pay damages up to the amount of the loss contingency accrual plus any additional amount ordered by the court. Our assessment of our potential loss contingency may change in the future due to developments at the appellate court and other events, such as changes in applicable law, and such reassessment could lead to the determination that no loss contingency is probable or that a greater loss contingency is probable, which could have a material effect on our business, financial condition and results of operations. Amounts of estimated loss contingency accruals as disclosed in this Quarterly Report on Form 10-Q or elsewhere are based on currently available information and involve elements of judgment and significant uncertainties. Actual losses may exceed or be considerably less than these accrual amounts.
Cash Flow from Operations
In the Current Period, we consumed $22.5 million in our operating activities compared to a net generation of $76.7 million in the Comparable Period. Due to the reduction in seismic spending from E&P customers, as discussed above, we experienced significantly reduced revenues, which resulted in a significant use of cash from operations in the Current Period.
Cash Flow from Investing Activities
Cash used in investing activities was $30.6 million for the Current Period, compared to $25.9 million for the Comparable Period. The principal use of cash in our investing activities during the Current Period was $13.6 million cash invested in our multi-client data library and $17.2 million of capital expenditures on property, plant, equipment and seismic rental equipment. This increase in capital expenditures on property, plant, equipment and seismic rental equipment includes $14.3 million related to the manufacture of OBS equipment to be placed in service in our Ocean Bottom Services segment.
The principal use of cash in our investing activities during the Comparable Period was $34.3 million for continued investment in our multi-client data library, $4.5 million for capital expenditures related to property, plant and equipment, and a net investment in OceanGeo of $3.1 million. Subtracted from these sums were the proceeds from the sale of our Source product line for $14.4 million.
Cash Flow from Financing Activities
Net cash used in financing activities was $3.5 million for the Current Period, compared to $40.9 million of cash provided by financing activities in the Comparable Period. The primary use of cash in our financing activities during the Current Period was for payments on equipment capital leases.
The net cash flow provided by financing activities during the Comparable Period was primarily related to the $35.0 million of net repayments on our revolving line of credit, and $5.6 million of payments of long-term debt.
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
Foreign Sales Risks
The majority of our foreign sales are denominated in United States dollars. Product revenues are allocated to geographical locations on the basis of the ultimate destination of the equipment, if known. If the ultimate destination of such equipment is not known, product revenues are allocated to the geographical location of initial shipment. Service revenues, which primarily relate to our GeoVentures and Data Processing divisions, are allocated based upon the billing location of the customer. For the Current Period and Comparable Period, international sales comprised 78% and 74%, respectively, of total net revenues. The total percentage of sales from foreign countries increased in the Current Period compared to the Comparable Period due to our revenues in North America decreasing at a faster rate than the decrease in revenues that we experienced in the international markets.

The following table is a summary of net revenues by geographic area (in thousands):	Six Months Ended June 30,
	2015	2014
Net revenues by geographic area:
North America	$16,843	$68,410
Europe	28,610	47,471
Asia Pacific	9,182	27,617
Latin America	7,667	87,683
Middle East	7,015	23,229
Africa	7,039	9,614
Other	1,017	2,154
Total	$77,373	$266,178

Credit Risks
At June 30, 2015, we had three customers (Polarcus, ExxonMobil and PGS) with accounts receivable balances greater than 10% of our total accounts receivable. Their receivable balances represented 17%, 13% and 11%, respectively, of our net accounts receivable at June 30, 2015. Additionally, we have two customers (Polarcus and Gazprom) that each represent 10% of our total net revenues for the six months ended June 30, 2015.
The loss of any one of these customers or a deterioration in our relationship with these customers could have a material adverse effect on our results of operations and financial condition.
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
Our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2015.
Changes in Internal Control over Financial Reporting. There was not any change in our internal control over financial reporting that occurred during the three months ended June 30, 2015, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In May 2014, the judge signed and entered a Final Judgment in the amount of $123.8 million. The Final Judgment also included an injunction that enjoins us, our agents and anyone acting in concert with us, from supplying in or from the United States the DigiFIN product or any parts unique to the DigiFIN product, or any instrumentality no more than colorably different from any of these products or parts, for combination outside of the United States. We have conducted our business in compliance with the district court’s orders in the case, and we have reorganized our operations such that we no longer supply the DigiFIN product or any parts unique to the DigiFIN product in or from the United States.
We and WesternGeco each appealed the Final Judgment to the United States Court of Appeals for the Federal Circuit in Washington, D.C. On July 2, 2015, the Court of Appeals reversed in part the district court’s judgment, holding the district court erred by including lost profits in the Final Judgment. Lost profits were $93.4 million and prejudgment interest was approximately $10.9 million of the $123.8 million Final Judgment. Pre-judgment interest on the lost profits portion will be treated in the same way as the lost profits. Post-judgment interest will likewise be treated in the same fashion. On July 29, 2015, WesternGeco filed a petition for rehearing en banc before the Court of Appeals. The Court of Appeals has not yet ruled on whether or not it will accept WesternGeco’s request for rehearing.
As previously disclosed, we had taken a loss contingency accrual of $124 million. As a result of the reversal by the Court of Appeals, we have reduced our loss contingency accrual to $22 million as of June 30, 2015. Our assessment of our potential loss contingency may change in the future due to developments in the case and other events, such as changes in applicable law, and such reassessment could lead to the determination that no loss contingency is probable or that a greater or lesser loss contingency is probable. Any such reassessment could have a material effect on our financial condition or results of operations.
Prior to the reduction in damages by the Court of Appeals, we arranged with sureties to post an appeal bond at the trial court. The appeal bond is uncollateralized, but the terms of the appeal bond arrangements provide the sureties the contractual right for as long as the bond is outstanding to require us to post cash collateral. In light of the Court of Appeals decision, we do not anticipate any requests for collateral in excess of the reduced damages amount. If the sureties exercise their right to require collateral, we would intend to utilize cash on hand or undrawn balances available under the our Credit Facility. The appeal bond will remain outstanding during the pendency of appeals.
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
Item 1A. Risk Factors
This report contains or incorporates by reference statements concerning our future results and performance and other matters that are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “would,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of such terms or other comparable terminology. Examples of other forward-looking statements contained or incorporated by reference in this report include statements regarding:

•	the expected outcome of the WesternGeco litigation and future potential adverse effects on our liquidity in the event that the decision of the Court of Appeals is reversed;

•	future oil and gas commodity prices;

•	future levels of capital expenditures of our customers for seismic activities;

•	the effects of current and future worldwide economic conditions (particularly in developing countries) and demand for oil and natural gas and seismic equipment and services;

•	future borrowing capacity on our Credit Facility based on future levels of our borrowing base;

•	the effects of current and future unrest in the Middle East, North Africa and other regions, including Ukraine;

•	the timing of anticipated revenues and the recognition of those revenues for financial accounting purposes;

•	the effects of ongoing and future industry consolidation, including, in particular, the effects of consolidation and vertical integration in the towed marine seismic streamers market;

•	the timing of future revenue realization of anticipated orders for multi-client survey projects and data processing work in our Solutions segment;

•	future levels of our capital expenditures;

•	future government regulations, particularly in the Gulf of Mexico;

•	expected net revenues, income from operations and net income;

•	expected gross margins for our services and products;

•	future benefits to be derived from our OceanGeo subsidiary;

•	future seismic industry fundamentals, including future demand for seismic services and equipment;

•	future benefits to our customers to be derived from new services and products;

•	future benefits to be derived from our investments in technologies, joint ventures and acquired companies;

•	future growth rates for our services and products;

•	the degree and rate of future market acceptance of our new services and products;

•	expectations regarding E&P companies and seismic contractor end-users purchasing our more technologically-advanced services and products;

•	anticipated timing and success of commercialization and capabilities of services and products under development and start-up costs associated with their development;

•	future cash needs and future availability of cash to fund our operations and pay our obligations;

•	potential future acquisitions;

•	future opportunities for new services and products and projected research and development expenses;

•	expected continued compliance with our debt financial covenants;

•	expectations regarding realization of deferred tax assets; and

•	anticipated results with respect to certain estimates we make for financial accounting purposes.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) During the three months ended June 30, 2015, in connection with the vesting of (or lapse of restrictions on) shares of our restricted stock held by certain employees, we acquired shares of our common stock in satisfaction of tax withholding obligations that were incurred on the vesting date. The date of acquisition, number of shares and average effective acquisition price per share were as follows:

Period	(a) Total Number of Shares Acquired	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Program
April 1, 2015 to April 30, 2015	—	$—	Not applicable	Not applicable
May 1, 2015 to May 31, 2015	—	$—	Not applicable	Not applicable
June 1, 2015 to June 30, 2015	4,114	$1.42	Not applicable	Not applicable
Total	4,114	$1.42
Item 5. Other Information
None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

101
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three- and six-months ended June 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Income for the three- and six-months ended June 30, 2015 and 2014, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, (v) Footnotes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ION GEOPHYSICAL CORPORATION

By	/s/ Steven A. Bate
Steven A. Bate
Executive Vice President and Chief Financial Officer
Date: August 6, 2015

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

101
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three- and six-months ended June 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Income for the three- and six-months ended June 30, 2015 and 2014, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, (v) Footnotes to Unaudited Condensed Consolidated Financial Statements.