Form 10-Q
period 2015-09-30
ION GEOPHYSICAL CORP
filed 2015-11-05
CIK 866609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015
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
Yes ☐    No  ☒
At October 23, 2015, there were 164,790,322 shares of common stock, par value $0.01 per share, outstanding.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS FOR FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2015	December 31, 2014
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$88,239	$173,608
Accounts receivable, net	21,587	114,325
Unbilled receivables	32,387	22,599
Inventories	34,683	51,162
Prepaid expenses and other current assets	10,124	13,662
Total current assets	187,020	375,356
Deferred income tax asset	5,706	8,604
Property, plant, equipment and seismic rental equipment, net	77,081	69,840
Multi-client data library, net	135,907	118,669
Goodwill	26,809	27,388
Intangible assets, net	5,306	6,788
Other assets	9,380	10,612
Total assets	$447,209	$617,257
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$6,612	$7,649
Accounts payable	27,950	36,863
Accrued expenses	54,302	65,264
Accrued multi-client data library royalties	12,443	35,219
Deferred revenue	5,575	8,262
Total current liabilities	106,882	153,257
Long-term debt, net of current maturities	179,666	182,945
Other long-term liabilities	39,830	143,804
Total liabilities	326,378	480,006
Redeemable noncontrolling interest	1,200	1,539
Equity:
Common stock, $0.01 par value; authorized 200,000,000 shares; outstanding 164,790,322 and 164,484,095 shares at September 30, 2015 and December 31, 2014, respectively, net of treasury stock	1,648	1,645
Additional paid-in capital	892,007	887,749
Accumulated deficit	(753,987)	(734,409)
Accumulated other comprehensive loss	(13,564)	(12,807)
Treasury stock, at cost, 849,539 shares	(6,565)	(6,565)
Total stockholders’ equity	119,539	135,613
Noncontrolling interest	92	99
Total equity	119,631	135,712
Total liabilities and equity	$447,209	$617,257
See accompanying Footnotes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Service revenues	$53,515	$71,923	$96,918	$272,386
Product revenues	13,159	34,617	47,129	100,332
Total net revenues	66,674	106,540	144,047	372,718
Cost of services	47,883	60,285	132,234	200,697
Cost of products	7,683	17,032	26,628	47,716
Gross profit (loss)	11,108	29,223	(14,815)	124,305
Operating expenses:
Research, development and engineering	6,537	10,910	21,496	30,254
Marketing and sales	6,904	8,480	23,375	27,610
General, administrative and other operating expenses	10,541	15,182	40,566	48,334
Total operating expenses	23,982	34,572	85,437	106,198
Income (loss) from operations	(12,874)	(5,349)	(100,252)	18,107
Interest expense, net	(4,854)	(5,048)	(14,086)	(14,779)
Equity in losses of investments	—	(5,558)	—	(9,027)
Other income (expense), net	(346)	(622)	98,035	73,970
Income (loss) before income taxes	(18,074)	(16,577)	(16,303)	68,271
Income tax expense	2,082	8,345	3,597	14,261
Net income (loss)	(20,156)	(24,922)	(19,900)	54,010
Net (income) loss attributable to noncontrolling interests	(227)	381	322	(1,384)
Net income (loss) attributable to ION	$(20,383)	$(24,541)	$(19,578)	$52,626
Net income (loss) per share:
Basic	$(0.12)	$(0.15)	$(0.12)	$0.32
Diluted	$(0.12)	$(0.15)	$(0.12)	$0.32
Weighted average number of common shares outstanding:
Basic	164,755	164,149	164,672	164,021
Diluted	164,755	164,149	164,672	164,326

See accompanying Footnotes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Net income (loss)	$(20,156)	$(24,922)	$(19,900)	$54,010
Other comprehensive loss, net of taxes, as appropriate:
Foreign currency translation adjustments	(1,365)	(2,632)	(757)	489
Equity interest in investees' other comprehensive income (loss)	—	738	—	(1,125)
Other changes in other comprehensive income	—	28	—	54
Total other comprehensive loss, net of taxes	(1,365)	(1,866)	(757)	(582)
Comprehensive net income (loss)	(21,521)	(26,788)	(20,657)	53,428
Comprehensive (income) loss attributable to noncontrolling interest	(227)	381	322	(1,384)
Comprehensive net income (loss) attributable to ION	$(21,748)	$(26,407)	$(20,335)	$52,044

See accompanying Footnotes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(19,900)	$54,010
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Depreciation and amortization (other than multi-client data library)	19,660	20,989
Amortization of multi-client data library	24,531	46,014
Stock-based compensation expense	4,174	7,058
Reductions of accrual for loss contingency related to legal proceedings	(101,978)	(69,557)
Equity in losses of investments	—	9,027
Gain on sale of Source product line	—	(6,522)
Deferred income taxes	5,992	(1,536)
Change in operating assets and liabilities:
Accounts receivable	92,424	71,540
Unbilled receivables	(9,837)	(8,036)
Inventories	464	(4,272)
Accounts payable, accrued expenses and accrued royalties	(43,676)	(31,324)
Deferred revenue	(2,576)	(4,153)
Other assets and liabilities	(5,274)	3,738
Net cash (used in) provided by operating activities	(35,996)	86,976
Cash flows from investing activities:
Cash invested in multi-client data library	(28,152)	(57,340)
Purchase of property, plant, equipment and seismic rental assets	(17,601)	(6,842)
Repayment of advance to INOVA Geophysical	—	1,000
Net investment in and advances to OceanGeo B.V. prior to its consolidation	—	(3,074)
Net proceeds from sale of Source product line	—	14,394
Other investing activities	1,262	928
Net cash used in investing activities	(44,491)	(50,934)
Cash flows from financing activities:
Borrowings under revolving line of credit	—	15,000
Payments under revolving line of credit	—	(50,000)
Payments on notes payable and long-term debt	(5,431)	(11,737)
Costs associated with issuance of debt	(146)	(2,126)
Acquisition of non-controlling interest	—	(6,000)
Other financing activities	94	423
Net cash used in financing activities	(5,483)	(54,440)
Effect of change in foreign currency exchange rates on cash and cash equivalents	601	189
Net decrease in cash and cash equivalents	(85,369)	(18,209)
Cash and cash equivalents at beginning of period	173,608	148,056
Cash and cash equivalents at end of period	$88,239	$129,847
See accompanying Footnotes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1)    Basis of Presentation
The condensed consolidated balance sheet of ION Geophysical Corporation and its subsidiaries (collectively referred to as the “Company” or “ION,” unless the context otherwise requires) at December 31, 2014 has been derived from the Company’s audited consolidated financial statements at that date. The condensed consolidated balance sheet at September 30, 2015, and the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014, are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the operating results for a full year or of future operations.
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
(2)    Restructurings
The recent decline in crude oil prices to five-year lows and the depressed level of natural gas prices have negatively impacted the economic outlook of the Company’s exploration and production (“E&P”) company customers, which has also negatively impacted the outlook for the Company’s seismic contractor customers. In response to the decline in crude oil prices, E&P companies have reduced their capital expenditures and shifted their spending from exploration to production-related activities on existing assets. Seismic spending is discretionary; therefore, E&P companies have disproportionately cut their spending on seismic-related services and products.
During the first three quarters of 2015, the Company continued its restructuring program by (i) focusing on centralizing the Company’s global data processing capabilities to two core geographical hubs in the U.S. and the U.K., (ii) reducing the Company’s marine repair infrastructure to two locations in the U.S. and U.A.E., and (iii) making further reductions in personnel across all of the Company’s segments in the third quarter 2015 that, combined with reductions starting in December 2014 and continuing through the first nine months of 2015, have reduced the Company’s full-time employee base by approximately 50%. During the nine months ended September 30, 2015, the Company recognized the following charges and credits (in thousands):

	Severance Charges(a)	Facility Charges(b)	Total
Cost of goods sold	$3,981	$—	$3,981
Operating expenses	1,910	1,323	3,233
Other (income) expense	—	1,618	1,618
Income tax benefit	(119)	(150)	(269)
Net income attributable to noncontrolling interest	(172)	—	(172)
Consolidated total	$5,600	$2,791	$8,391

(a)	Represents severance charges related to 2015 restructurings, a portion of which relates to a noncontrolling interest.

(b)	Represents facility charges related to 2015 restructurings.

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
The following table is a summary of segment information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenues:
Solutions:
New Venture	$26,650	$18,446	$35,315	$76,499
Data Library	15,302	3,262	24,948	30,104
Total multi-client revenues	41,952	21,708	60,263	106,603
Data Processing	10,693	24,151	33,731	91,131
Total	$52,645	$45,859	$93,994	$197,734
Systems:
Towed Streamer	$4,426	$13,666	$12,273	$35,782
Other	2,864	11,029	15,460	36,166
Total	$7,290	$24,695	$27,733	$71,948
Software:
Software Systems	$5,869	$9,922	$19,396	$28,384
Services	870	1,088	2,924	3,198
Total	$6,739	$11,010	$22,320	$31,582
Ocean Bottom Services	$—	$24,976	$—	$71,454
Total	$66,674	$106,540	$144,047	$372,718
Gross profit (loss):
Solutions	$11,294	$5,927	$(6,954)	$51,207
Systems	1,366	10,123	7,425	31,288
Software	4,399	8,326	14,197	23,388
Ocean Bottom Services	(5,951)	4,847	(29,483)	18,422
Total	$11,108	$29,223	$(14,815)	$124,305
Gross margin:
Solutions	21%	13%	(7)%	26%
Systems	19%	41%	27%	43%
Software	65%	76%	64%	74%
Ocean Bottom Services	—%	19%	—%	26%
Total	17%	27%	(10)%	33%
Income (loss) from operations:
Solutions	$768	$(5,960)	$(40,766)	$11,733
Systems	(1,295)	2,917	(2,660)	9,835
Software	2,444	6,227	7,874	16,985
Ocean Bottom Services	(7,289)	1,677	(34,856)	12,333
Corporate and other	(7,502)	(10,210)	(29,844)	(32,779)
Income (loss) from operations	(12,874)	(5,349)	(100,252)	18,107
Interest expense, net	(4,854)	(5,048)	(14,086)	(14,779)
Equity in losses of investments	—	(5,558)	—	(9,027)
Other income (expense), net	(346)	(622)	98,035	73,970
Income (loss) before income taxes	$(18,074)	$(16,577)	$(16,303)	$68,271

(4)    Long-term Debt

Obligations (in thousands)	September 30, 2015	December 31, 2014
Senior secured second-priority notes	$175,000	$175,000
Equipment capital leases	11,278	15,059
Revolving credit facility	—	—
Other debt	—	535
Total	186,278	190,594
Current portion of long-term debt and lease obligations	(6,612)	(7,649)
Non-current portion of long-term debt and lease obligations	$179,666	$182,945
Revolving Credit Facility
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
On August 4, 2015, the Company and the Subsidiary Borrowers amended the terms of the Credit Facility pursuant to a First Amendment to Revolving Credit and Security Agreement dated effective as of August 4, 2015 (the “First Amendment”). The First Amendment contemplated, among other things, (i) PNC Bank, National Association (“PNC”) becoming the sole lender under the Credit Facility, (ii) the reduction of the maximum amount of the revolving line of credit under the Credit Facility from $80.0 million to $40.0 million, (iii) the elimination of the requirement that the Company not exceed a maximum senior secured leverage ratio, (iv) the amendment of the borrowing base formula under the Credit Facility and (v) the removal of the accordion features under the Credit Facility. For additional information regarding the terms of the First Amendment, see the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2015.
The borrowing base under the First Amendment will increase or decrease monthly using an amended formula based on certain eligible receivables, eligible inventory and other amounts, including a percentage of the net orderly liquidation value of the Company's multi-client data library (not to exceed $15.0 million for the multi-client data library data component).  The amended formula also removes the qualified cash component of up to $20.0 million. At September 30, 2015, the borrowing base under the Credit Facility was $40.0 million, and there was no outstanding indebtedness under the Credit Facility.
The Credit Facility as amended contains covenants that, among other things, restrict the Company, subject to certain exceptions, from incurring additional indebtedness (including capital lease obligations), repurchasing equity, paying dividends or distributions, granting or incurring additional liens on the Company’s properties, pledging shares of the Company’s subsidiaries, entering into certain merger or other change-in-control transactions, entering into transactions with the Company’s affiliates, making certain sales or other dispositions of the Company’s assets, making certain investments, acquiring other businesses and entering into sale-leaseback transactions with respect to the Company’s property.
The Credit Facility, as amended requires that ION and the Subsidiary Borrowers maintain a minimum fixed charge coverage ratio of 1.1 to 1.0 as of the end of each fiscal quarter during the existence of a covenant testing trigger event. The fixed charge coverage ratio is defined as the ratio of (i) ION’s EBITDA, minus unfunded capital expenditures made during the relevant period, minus distributions (including tax distributions) and dividends made during the relevant period, minus cash taxes paid during the relevant period, to (ii) certain debt payments made during the relevant period. A covenant testing trigger event occurs upon (a) the occurrence and continuance of an event of default under the Credit Facility or (b) the failure to maintain a measure of liquidity greater than (i) $5.0 million for five consecutive business days or (ii) $4.0 million on any given business day. Liquidity, as defined in the Credit Facility, is the Company’s excess availability to borrow ($40.0 million at September 30, 2015) plus the aggregate amount of unrestricted cash held by ION, the Subsidiary Borrowers and their domestic subsidiaries.
At September 30, 2015, the Company was in compliance with all of the covenants under the Credit Facility.
The Credit Facility as amended contains customary event of default provisions (including a “change of control” event affecting ION), the occurrence of which could lead to an acceleration of the Company’s obligations under the Credit Facility as amended.

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
The Notes contain certain covenants that, among other things, limit or prohibit the Company’s ability and the ability of its restricted subsidiaries to take certain actions or permit certain conditions to exist during the term of the Notes, including among other things, incurring additional indebtedness, creating liens, paying dividends and making other distributions in respect of the Company’s capital stock, redeeming the Company’s capital stock, making investments or certain other restricted payments, selling certain kinds of assets, entering into transactions with affiliates, and effecting mergers or consolidations. These and other restrictive covenants contained in the Indenture are subject to certain exceptions and qualifications. All of the Company’s subsidiaries are currently restricted subsidiaries.
As of September 30, 2015, the Company was in compliance with the covenants on the Notes.
On or after May 15, 2015, the Company may on one or more occasions redeem all or a part of the Notes at the redemption prices set forth below, plus accrued and unpaid interest and special interest, if any, on the Notes redeemed during the twelve-month period beginning on May 15th of the years indicated below:

Date	Percentage
2015	104.063%
2016	102.031%
2017 and thereafter	100.000%

(5)    Net Income (Loss) per Share
Basic net income (loss) per common share is computed by dividing net income (loss) applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is determined based on the assumption that dilutive restricted stock and restricted stock unit awards have vested and outstanding dilutive stock options have been exercised and the aggregate proceeds were used to reacquire common stock using the average price of such common stock for the period. The total number of shares issued or reserved for future issuance under outstanding stock options at September 30, 2015 and 2014 was 8,643,375 and 9,111,725, respectively, and the total number of shares of restricted stock and shares reserved for restricted stock units outstanding at September 30, 2015 and 2014 was 1,363,534 and 1,386,336, respectively. All outstanding stock options for the three and nine months ended September 30, 2015 were anti-dilutive.
The following table summarizes the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss) attributable to ION	$(20,383)	$(24,541)	$(19,578)	$52,626
Weighted average number of common shares outstanding	164,755	164,149	164,672	164,021
Effect of dilutive stock awards	—	—	—	305
Weighted average number of diluted common shares outstanding	164,755	164,149	164,672	164,326
Basic net income (loss) per share	$(0.12)	$(0.15)	$(0.12)	$0.32
Diluted net income (loss) per share	$(0.12)	$(0.15)	$(0.12)	$0.32

(6)    Income Taxes
The Company maintains a valuation allowance for substantially all of its deferred tax assets. The valuation allowance is calculated in accordance with the provisions of the Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) Topic 740 “Income Taxes,” which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. In the event the Company’s expectations of future operating results change, the valuation allowance may need to be adjusted downward. As of September 30, 2015, the Company has no unreserved U.S. deferred tax assets.
The provision for the three months and nine months ended September 30, 2015 has been calculated based on the actual tax expense incurred for those periods. Given the current uncertainty in expected income generated in various foreign jurisdictions, where tax rates can vary greatly, the Company’s actual tax rate is the best estimate of year-to-date tax expense. The Company’s effective tax rates for the three months ended September 30, 2015 and 2014 were (11.5)% and (50.3)%, respectively, and for the nine months ended September 30, 2015 and 2014 were (22.1)% and 20.9%, respectively. The Company’s effective tax rates for the three and nine months ended September 30, 2015 were impacted by the change in valuation allowance related to the reduction of the Company’s legal contingency reserve as well as operating losses for which the Company cannot currently recognize a tax benefit. The Company’s income tax expense for the nine months ended September 30, 2015 of $3.6 million primarily relates to income from the Company’s non-U.S. businesses. This foreign tax expense has not been offset by the tax benefits on losses within the U.S. and other jurisdictions, from which the Company cannot currently benefit; therefore negatively impacting the Company’s effective tax rate.
The Company has approximately $1.2 million of unrecognized tax benefits and does not expect to recognize significant increases in unrecognized tax benefits during the next 12-month period. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense.
As of September 30, 2015, the Company’s U.S. federal tax returns for 2012 and subsequent years remain subject to examination by tax authorities. The Company is no longer subject to U.S. Internal Revenue Service (“IRS”) examination for periods prior to 2012, although carryforward attributes that were generated prior to 2012 may still be adjusted upon examination by the IRS if they either have been or will be used in an open year. In the Company’s foreign tax jurisdictions, tax returns for 2009 and subsequent years generally remain open to examination.
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
The Company and WesternGeco each appealed the Final Judgment to the United States Court of Appeals for the Federal Circuit in Washington, D.C. On July 2, 2015, the Court of Appeals reversed in part the judgment, holding the district court erred by including lost profits in the Final Judgment. Lost profits were $93.4 million and prejudgment interest was approximately $10.9 million of the $123.8 million Final Judgment. Pre-judgment interest on the lost profits portion will be treated in the same way as the lost profits. Post-judgment interest will likewise be treated in the same fashion. On July 29, 2015, WesternGeco filed a petition for rehearing en banc before the Court of Appeals. On October 30, 2015 the Court of Appeals denied WesternGeco’s petition for rehearing en banc. WesternGeco has up to 90 days to determine whether or not it will file a writ requesting the Supreme Court to review the case.
As previously disclosed, the Company had taken a loss contingency accrual of $124 million. As a result of the reversal by the Court of Appeals, as of June 30, 2015, the Company reduced the loss contingency accrual to its current amount of $22 million. The Company’s assessment of its potential loss contingency may change in the future due to developments in the case and other events, such as changes in applicable law, and such reassessment could lead to the determination that no loss contingency is probable or that a greater or lesser loss contingency is probable. Any such reassessment could have a material effect on the Company’s financial condition or results of operations.
Prior to the reduction in damages by the Court of Appeals, the Company arranged with sureties to post an appeal bond at the trial court. The appeal bond is uncollateralized, but the terms of the appeal bond arrangements provide the sureties the contractual right for as long as the bond is outstanding to require the Company to post cash collateral. The Company has received a request for $11 million in collateral and they are in negotiations with the sureties. The appeal bond will remain outstanding during the pendency of appeals.
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
(8)    Other Income (Expense), Net
The following table is a summary of other income (expense), net (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Reductions of loss contingency related to legal proceedings (Footnote 7)	$—	$—	$101,978	$69,557
Facility restructuring charges (Footnote 2)	296	—	(2,791)	—
Gain on sale of product line(a)	—	—	—	6,522
Other expense, net	(642)	(622)	(1,152)	(2,109)
Total other income (expense), net	$(346)	$(622)	$98,035	$73,970

(a)
In May 2014, the Company sold its Source product line for approximately $14.4 million, net of transaction fees, recording a gain of approximately $6.5 million before taxes. As a part of this transaction, the Company reduced Goodwill on the Marine reporting unit by $5.1 million. The historical results of this product line have not been material to the Company’s results of operations.

(9)    Details of Selected Balance Sheet Accounts
Inventories

The following table is a summary of inventories (in thousands):	September 30, 2015	December 31, 2014
Raw materials and subassemblies	$36,530	$41,461
Work-in-process	6,467	18,221
Finished goods	16,213	21,284
Reserve for excess and obsolete inventories	(24,527)	(29,804)
Total	$34,683	$51,162
The $5.3 million reduction in the reserve for excess and obsolete inventories was due to the scrapping of fully reserved inventory.
Other Long-term Liabilities

The following table is a summary of other long-term liabilities (in thousands):	September 30, 2015	December 31, 2014
Accrual for loss contingency related to legal proceedings (Footnote 7)	$22,000	$123,770
Deferred rents	13,397	13,416
Facility restructuring accrual	3,298	3,353
Other long-term liabilities	1,135	3,265
Total	$39,830	$143,804
(10)    Accumulated Other Comprehensive loss
The following table is a summary of changes in accumulated other comprehensive loss by component (in thousands):

	Foreign currency translation adjustments	Total
Accumulated other comprehensive loss at December 31, 2014	$(12,807)	$(12,807)
Net current-period other comprehensive income (loss)	(757)	(757)
Accumulated other comprehensive loss at September 30, 2015	$(13,564)	$(13,564)

(11)    Supplemental Cash Flow Information and Non-cash Activity
The following table is a summary of cash paid for Interest and Income taxes and non-cash items from investing and financing activities (in thousands):

	Nine Months Ended September 30,
	2015		2014
Cash paid during the period for:
Interest	$8,036		$9,087
Income taxes	$7,614		$12,008
Non-cash items from investing and financing activities:
Purchases of computer equipment financed through capital leases	$1,178		$5,768
Investment in multi-client data library financed through accounts payable	$13,617		$1,298
Conversion of investment in a convertible note to equity	$—		$3,151
Transfer of inventory to property, plant, equipment and seismic rental equipment	$15,936	(a)	$3,039

(a)
This transfer of inventory to property, plant, equipment and seismic rental equipment relates to ocean bottom seismic equipment manufactured by the Company to be deployed in the acquisition of ocean bottom seismic data. During the nine months ended September 30, 2015, the Company purchased approximately $17.6 million of property, plant, equipment and seismic rental equipment, including approximately $14.3 million related to the manufacture of ocean bottom seismic equipment that will be used by the Ocean Bottom Services segment.

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
The following summarized unaudited pro forma consolidated income statement information for the nine months ended September 30, 2014, assumes that the OceanGeo acquisition had occurred as of the beginning of the period prior to the period the acquisition occurred. The Company has prepared these unaudited pro forma financial results for comparative purposes only. These unaudited pro forma financial results may not be indicative of the results that would have occurred if ION had completed the acquisition as of the beginning of that prior period or the results that may be attained in the future. Amounts presented below are in thousands, except for the per share amounts:

Pro forma Consolidated ION Income Statement Information	Nine Months Ended September 30, 2014

Net revenues	$381,902
Income from operations	$22,492
Net income	$55,838
Net income attributable to ION	$53,684
Basic and diluted net income per common share	$0.33
OceanGeo did not record any revenues during the nine months ended September 30, 2015 due to its vessels being idle while it attempts to secure a backlog of future orders.
(13)    Fair Value of Financial Instruments
Authoritative guidance on fair value measurements defines fair value, establishes a framework for measuring fair value and stipulates the related disclosure requirements. The Company follows a three-level hierarchy, prioritizing and defining the types of inputs used to measure fair value.
The carrying amounts of the Company’s long-term debt as of September 30, 2015 and December 31, 2014 were $186.3 million and $190.6 million, respectively, compared to its fair values of $108.9 million and $162.6 million as of September 30, 2015 and December 31, 2014, respectively. The fair value of the long-term debt was calculated using an active market price, based on Level 1 inputs defined as quoted prices for identical instruments in active markets.
Fair Value of Other Financial Instruments. Due to their highly liquid nature, the amount of the Company’s other financial instruments, including cash and cash equivalents, accounts and unbilled receivables, notes receivable, accounts payable, and accrued multi-client data library royalties, represent their approximate fair value.
(14)    Stock-based Compensation
Stock Appreciation Rights (“SARs”). On March 1, 2015, the Company issued 3,108,107 SAR awards to 16 individuals with an exercise price of $2.28. The vesting of these SARs is achieved through both a market condition and a service condition. The market condition is achieved, in part or in full, in the event that during the four-year period beginning on the date of grant the 20-day trailing volume-weighted average price of a share of common stock is (i) greater than 120% of the exercise price for the first 1/3 of the awards, (ii) greater than 125% of the exercise price for the second 1/3 of the awards and (iii) greater than 130% of the exercise price for the final 1/3 of the awards. The exercise condition restricts the ability of the holders to exercise awards until certain service milestones have been reached such that (i) no more than 1/3 of the awards may be exercised, if vested, on and after the first anniversary of the date of grant, (ii) no more than 2/3 of the awards may be exercised, if vested, on and after the second anniversary of the date of grant and (iii) all of the awards may be exercised, if vested, on and after the third anniversary of the date of grant. For the nine months ended September 30, 2015, the Company recorded $0.6 million of share-based compensation expense attributable to SAR awards.

Pursuant to ASC 718, “Compensation – Stock Compensation,” the SARs are considered liability awards and as such, these amounts are accrued in the liability section of the balance sheet. The Company calculated the fair value of each SAR award on the date of grant using a Monte Carlo simulation model. The following assumptions were used:

March 1, 2015
Risk-free interest rates	2.03%
Expected lives (in years)	2.7
Expected dividend yield	—%
Expected volatility	60.27%
(15)    Related Party Transactions
BGP Inc. (“BGP”) owned approximately 14.4% of the Company’s outstanding common stock as of September 30, 2015. For the nine months ended September 30, 2015 and 2014, the Company recorded revenues from BGP of $5.2 million and $5.1 million, respectively.
(16)    Recent Accounting Pronouncements
Revenue Recognition — In May 2014, the FASB and the International Accounting Standards Board (“IASB”) jointly issued new accounting guidance for recognition of revenue. This new guidance replaces virtually all existing U.S. GAAP and IFRS guidance on revenue recognition.
On July 9, 2015, the FASB voted to defer the effective date for its new revenue standard for public and nonpublic entities reporting under U.S. GAAP by one year. As a result, the new guidance is now effective for fiscal years beginning after December 15, 2017. This new guidance applies to all periods presented. Therefore, when the Company issues its financial statements on Forms 10-Q and 10-K for periods included in its year ended December 31, 2018, its comparative periods that are presented from the years ended December 31, 2016 and 2017 must be retrospectively presented in compliance with this new guidance. The new guidance requires companies to make more estimates and use more judgment than under current accounting guidance. Public entities will be permitted to adopt the standard as early as the original public entity effective date (i.e, annual reporting periods beginning after December 15, 2016 and interim periods therein). Early adoption prior to that date will not be permitted.
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
(17)    Condensed Consolidating Financial Information
In 2013, the Company sold $175.0 million in aggregate principal amount of its Notes. The Notes were issued by ION Geophysical Corporation and are guaranteed by the Company’s material U.S. subsidiaries, GX Technology Corporation, ION Exploration Products (U.S.A.), Inc. and I/O Marine Systems, Inc. (“the Guarantors”), all of which are 100-percent-owned subsidiaries. The Guarantors have fully and unconditionally guaranteed the payment obligations of ION Geophysical Corporation with respect to the Notes. The following condensed consolidating financial information presents the results of operations, financial position and cash flows for:

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

	September 30, 2015
Balance Sheet	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$25,470	$—	$62,769	$—	$88,239
Accounts receivable, net	6	11,017	10,564	—	21,587
Unbilled receivables	—	30,719	1,668	—	32,387
Inventories	—	12,578	22,105	—	34,683
Prepaid expenses and other current assets	2,638	1,971	6,160	(645)	10,124
Total current assets	28,114	56,285	103,266	(645)	187,020
Deferred income tax asset	—	8,296	200	(2,790)	5,706
Property, plant, equipment and seismic rental equipment, net	5,051	24,064	47,966	—	77,081
Multi-client data library, net	—	121,329	14,578	—	135,907
Investment in subsidiaries	684,815	232,637	—	(917,452)	—
Goodwill	—	—	26,809	—	26,809
Intangible assets, net	—	4,956	350	—	5,306
Intercompany receivables	78,982	—	—	(78,982)	—
Other assets	8,000	141	1,239	—	9,380
Total assets	$804,962	$447,708	$194,408	$(999,869)	$447,209
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$6,533	$79	$—	$6,612
Accounts payable	1,763	20,508	5,679	—	27,950
Accrued expenses	16,282	25,546	12,526	(52)	54,302
Accrued multi-client data library royalties	—	11,926	517	—	12,443
Deferred revenue	—	3,135	2,440	—	5,575
Total current liabilities	18,045	67,648	21,241	(52)	106,882
Long-term debt, net of current maturities	175,000	4,626	40	—	179,666
Intercompany payables	491,902	69,852	9,130	(570,884)	—
Other long-term liabilities	476	31,834	10,904	(3,384)	39,830
Total liabilities	685,423	173,960	41,315	(574,320)	326,378
Redeemable noncontrolling interest	—	—	1,200	—	1,200
Equity:
Common stock	1,648	290,460	19,138	(309,598)	1,648
Additional paid-in capital	892,007	180,700	234,234	(414,934)	892,007
Accumulated earnings (deficit)	(753,987)	224,206	(23,589)	(200,617)	(753,987)
Accumulated other comprehensive income (loss)	(13,564)	5,663	(13,361)	7,698	(13,564)
Due from ION Geophysical Corporation	—	(427,281)	(64,621)	491,902	—
Treasury stock	(6,565)	—	—	—	(6,565)
Total stockholders’ equity	119,539	273,748	151,801	(425,549)	119,539
Noncontrolling interests	—	—	92	—	92
Total equity	119,539	273,748	151,893	(425,549)	119,631
Total liabilities and equity	$804,962	$447,708	$194,408	$(999,869)	$447,209

	December 31, 2014
Balance Sheet	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$109,514	$—	$64,094	$—	$173,608
Accounts receivable, net	123	49,892	64,310	—	114,325
Unbilled receivables	—	18,548	4,051	—	22,599
Inventories	—	4,013	47,149	—	51,162
Prepaid expenses and other current assets	6,692	2,697	8,769	(4,496)	13,662
Total current assets	116,329	75,150	188,373	(4,496)	375,356
Deferred income tax asset	(7,852)	6,675	749	9,032	8,604
Property, plant, equipment and seismic rental equipment, net	6,412	33,065	30,363	—	69,840
Multi-client data library, net	—	96,423	22,246	—	118,669
Investment in subsidiaries	675,499	278,294	—	(953,793)	—
Goodwill	—	—	27,388	—	27,388
Intangible assets, net	—	6,254	534	—	6,788
Intercompany receivables	29,979	—	—	(29,979)	—
Other assets	10,191	147	274	—	10,612
Total assets	$830,558	$496,008	$269,927	$(979,236)	$617,257
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$6,965	$684	$—	$7,649
Accounts payable	4,308	12,028	20,527	—	36,863
Accrued expenses	3,904	34,738	21,807	4,815	65,264
Accrued multi-client data library royalties	—	34,624	595	—	35,219
Deferred revenue	—	5,263	2,999	—	8,262
Total current liabilities	8,212	93,618	46,612	4,815	153,257
Long-term debt, net of current maturities	175,000	7,839	106	—	182,945
Intercompany payables	509,124	8,892	21,087	(539,103)	—
Other long-term liabilities	2,609	130,985	10,489	(279)	143,804
Total liabilities	694,945	241,334	78,294	(534,567)	480,006
Redeemable noncontrolling interest	—	—	1,539	—	1,539
Equity:
Common stock	1,645	290,460	19,138	(309,598)	1,645
Additional paid-in capital	887,749	180,700	234,234	(414,934)	887,749
Accumulated earnings (deficit)	(734,409)	208,846	26,981	(235,827)	(734,409)
Accumulated other comprehensive income (loss)	(12,807)	6,229	(12,795)	6,566	(12,807)
Due from ION Geophysical Corporation	—	(431,561)	(77,563)	509,124	—
Treasury stock	(6,565)	—	—	—	(6,565)
Total stockholders’ equity	135,613	254,674	189,995	(444,669)	135,613
Noncontrolling interests	—	—	99	—	99
Total equity	135,613	254,674	190,094	(444,669)	135,712
Total liabilities and equity	$830,558	$496,008	$269,927	$(979,236)	$617,257

	Three Months Ended September 30, 2015
Income Statement	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Net revenues	$—	$41,768	$25,072	$(166)	$66,674
Cost of sales	—	31,712	24,020	(166)	55,566
Gross profit	—	10,056	1,052	—	11,108
Total operating expenses	3,914	11,266	8,802	—	23,982
Loss from operations	(3,914)	(1,210)	(7,750)	—	(12,874)
Interest expense, net	(4,769)	(107)	22	—	(4,854)
Intercompany interest, net	184	(806)	622	—	—
Equity in losses of investments	(14,248)	(12,141)	—	26,389	—
Other income (expense)	326	(9)	(663)	—	(346)
Net loss before income taxes	(22,421)	(14,273)	(7,769)	26,389	(18,074)
Income tax expense (benefit)	(2,038)	65	4,055	—	2,082
Net loss	(20,383)	(14,338)	(11,824)	26,389	(20,156)
Net income attributable to noncontrolling interests	—	—	(227)	—	(227)
Net loss attributable to ION	(20,383)	(14,338)	(12,051)	26,389	(20,383)
Comprehensive net loss	$(21,748)	$(15,543)	$(12,940)	$28,710	$(21,521)
Comprehensive income attributable to noncontrolling interest	—	—	(227)	—	(227)
Comprehensive net loss attributable to ION	$(21,748)	$(15,543)	$(13,167)	$28,710	$(21,748)

	Three Months Ended September 30, 2014
Income Statement	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Net revenues	$—	$33,344	$73,947	$(751)	$106,540
Cost of sales	—	32,447	45,621	(751)	77,317
Gross profit	—	897	28,326	—	29,223
Total operating expenses	7,599	15,357	11,616	—	34,572
Income (loss) from operations	(7,599)	(14,460)	16,710	—	(5,349)
Interest expense, net	(4,931)	(58)	(59)	—	(5,048)
Intercompany interest, net	(90)	566	(476)	—	—
Equity in earnings (losses) of investments	(12,131)	8,500	—	(1,927)	(5,558)
Other income (expense)	(17)	21	(626)	—	(622)
Net income (loss) before income taxes	(24,768)	(5,431)	15,549	(1,927)	(16,577)
Income tax expense (benefit)	(227)	800	7,772	—	8,345
Net income (loss)	(24,541)	(6,231)	7,777	(1,927)	(24,922)
Net loss attributable to noncontrolling interests	—	—	381	—	381
Net income (loss) attributable to ION	(24,541)	(6,231)	8,158	(1,927)	(24,541)
Comprehensive net income (loss)	$(26,407)	$(8,838)	$5,168	$3,289	$(26,788)
Comprehensive loss attributable to noncontrolling interest	—	—	381	—	381
Comprehensive net income (loss) attributable to ION	$(26,407)	$(8,838)	$5,549	$3,289	$(26,407)

	Nine Months Ended September 30, 2015
Income Statement	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Net revenues	$—	$83,082	$61,972	$(1,007)	$144,047
Cost of sales	—	84,715	75,154	(1,007)	158,862
Gross loss	—	(1,633)	(13,182)	—	(14,815)
Total operating expenses	18,296	37,151	29,990	—	85,437
Loss from operations	(18,296)	(38,784)	(43,172)	—	(100,252)
Interest expense, net	(13,826)	(279)	19	—	(14,086)
Intercompany interest, net	466	(2,208)	1,742	—	—
Equity in earnings (losses) of investments	9,881	(45,091)	—	35,210	—
Other income (expense)	268	101,961	(4,194)	—	98,035
Net income (loss) before income taxes	(21,507)	15,599	(45,605)	35,210	(16,303)
Income tax expense (benefit)	(1,929)	239	5,287	—	3,597
Net income (loss)	(19,578)	15,360	(50,892)	35,210	(19,900)
Net loss attributable to noncontrolling interests	—	—	322	—	322
Net income (loss) applicable to ION	(19,578)	15,360	(50,570)	35,210	(19,578)
Comprehensive net income (loss)	$(20,335)	$14,794	$(51,458)	$36,342	$(20,657)
Comprehensive loss attributable to noncontrolling interest	—	—	322	—	322
Comprehensive net income (loss) attributable to ION	$(20,335)	$14,794	$(51,136)	$36,342	$(20,335)

	Nine Months Ended September 30, 2014
Income Statement	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Net revenues	$—	$159,347	$215,400	$(2,029)	$372,718
Cost of sales	—	117,461	132,981	(2,029)	248,413
Gross profit	—	41,886	82,419	—	124,305
Total operating expenses	24,138	45,938	36,122	—	106,198
Income (loss) from operations	(24,138)	(4,052)	46,297	—	18,107
Interest expense, net	(13,962)	(148)	(669)	—	(14,779)
Intercompany interest, net	(234)	1,519	(1,285)	—	—
Equity in earnings (losses) of investments	92,195	32,615	738	(134,575)	(9,027)
Other income (expense)	(1,231)	73,504	1,697	—	73,970
Net income before income taxes	52,630	103,438	46,778	(134,575)	68,271
Income tax expense	4	999	13,258	—	14,261
Net income	52,626	102,439	33,520	(134,575)	54,010
Net income attributable to noncontrolling interests	—	—	(1,384)	—	(1,384)
Net income applicable to ION	52,626	102,439	32,136	(134,575)	52,626
Comprehensive net income	$52,044	$102,957	$34,024	$(135,597)	$53,428
Comprehensive income attributable to noncontrolling interest	—	—	(1,384)	—	(1,384)
Comprehensive net income attributable to ION	$52,044	$102,957	$32,640	$(135,597)	$52,044

	Nine Months Ended September 30, 2015
Statement of Cash Flows	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Total Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(414,473)	$173,725	$204,752	$(35,996)
Cash flows from investing activities:
Cash invested in multi-client data library	—	(27,282)	(870)	(28,152)
Purchase of property, plant, equipment and seismic rental equipment	(347)	(1,162)	(16,092)	(17,601)
Other investing activities	—	1,262	—	1,262
Net cash used in investing activities	(347)	(27,182)	(16,962)	(44,491)
Cash flows from financing activities:
Payments on notes payable and long-term debt	—	(4,798)	(633)	(5,431)
Intercompany lending	330,828	(141,745)	(189,083)	—
Other financing activities	(52)	—	—	(52)
Net cash provided by (used in) financing activities	330,776	(146,543)	(189,716)	(5,483)
Effect of change in foreign currency exchange rates on cash and cash equivalents	—	—	601	601
Net decrease in cash and cash equivalents	(84,044)	—	(1,325)	(85,369)
Cash and cash equivalents at beginning of period	109,514	—	64,094	173,608
Cash and cash equivalents at end of period	$25,470	$—	$62,769	$88,239

	Nine Months Ended September 30, 2014
Statement of Cash Flows	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Total Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(40,896)	$63,588	$64,284	$86,976
Cash flows from investing activities:
Investment in multi-client data library	—	(57,192)	(148)	(57,340)
Purchase of property, plant, equipment and seismic rental equipment	(1,501)	(4,165)	(1,176)	(6,842)
Repayment of advance to INOVA Geophysical	1,000	—	—	1,000
Net investment in and advances to OceanGeo B.V. prior to its consolidation	—	—	(3,074)	(3,074)
Net proceeds from sale of Source product line	—	9,881	4,513	14,394
Other investing activities	579	—	349	928
Net cash provided by (used in) investing activities	78	(51,476)	464	(50,934)
Cash flows from financing activities:
Payments under revolving line of credit	(50,000)	—	—	(50,000)
Borrowings under revolving line of credit	15,000	—	—	15,000
Payments on notes payable and long-term debt	—	(4,470)	(7,267)	(11,737)
Cost associated with issuance of notes	(2,126)	—	—	(2,126)
Intercompany lending	37,114	(7,642)	(29,472)	—
Acquisition of non-controlling interest	—	—	(6,000)	(6,000)
Other financing activities	423	—	—	423
Net cash provided by (used in) financing activities	411	(12,112)	(42,739)	(54,440)
Effect of change in foreign currency exchange rates on cash and cash equivalents	—	—	189	189
Net increase (decrease) in cash and cash equivalents	(40,407)	—	22,198	(18,209)
Cash and cash equivalents at beginning of period	124,701	—	23,355	148,056
Cash and cash equivalents at end of period	$84,294	$—	$45,553	$129,847

(18)    Subsequent Events
On November 4, 2015, ION announced that its board of directors has authorized the Company to repurchase, from time to time from November 10, 2015 through November 10, 2017, up to $25 million in shares of its outstanding common stock. The stock repurchase program may be implemented through open market repurchases or privately negotiated transactions, at management’s discretion. The actual timing, number and value of shares repurchased under the program will be determined by management at its discretion and will depend on a number of factors including the market price of the Company’s shares of common stock and general market and economic conditions, applicable legal requirements and compliance with the terms of the Company’s outstanding indebtedness.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
Our Business
In this Form 10-Q, “ION Geophysical,” “ION,” “the company” (or, “the Company”), “we,” “our,” “ours” and “us” refer to ION Geophysical Corporation and its consolidated subsidiaries, except where the context otherwise requires or as otherwise indicated.
The information contained in this Quarterly Report on Form 10-Q contains references to trademarks, service marks and registered marks of ION and our subsidiaries, as indicated. Except where stated otherwise or unless the context otherwise requires, the terms “GeoVentures,” “DigiFIN,” “VectorSeis,” “Orca,” “GATOR,” “Calypso,” and “WiBand,” refer to GeoVentures®, DigiFIN®, VECTORSEIS®, ORCA®, GATOR®, Calypso® and WiBand® registered marks owned by ION or INOVA Geophysical, and the terms “VSO,” “Narwhal,” “Marlin” and “MexicoSPAN” refer to VSO™, Narwhal™, Marlin™ and MexicoSPAN™ trademarks and service marks owned by ION.
We are a global, technology-focused company that provides geoscience technology, services and solutions to the global oil and gas industry. Our offerings are designed to allow oil and gas exploration and production (“E&P”) companies to obtain higher resolution images of the Earth’s subsurface during exploration, exploitation and production operations to reduce their risk in exploration and reservoir development. We acquire and process seismic data from seismic surveys in regional data programs, which then become part of our multi-client data library. The seismic surveys for our data library business are pre-funded, or underwritten, in part by our customers, and, with the exception of our ocean bottom seismic (“OBS”) data acquisition company, OceanGeo B.V. (“OceanGeo”), we utilize an “Asset Lite” strategy by contracting with third party seismic data acquisition companies to shoot and acquire the seismic data, all of which is intended to minimize our risk exposure. We serve customers in all major energy producing regions of the world from strategically located offices across six continents.
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
For decades we have been engaged in providing innovative seismic data acquisition technology, such as full-wave imaging capability with VectorSeis products, the ability to record seismic data from basins that underlie ice fields in polar regions, and cableless seismic techniques. The advanced technologies we currently offer include our Orca and Gator command and control software systems, WiBand broadband data processing technology, Calypso OBS acquisition system, Narwhal ice management system, and other technologies, each of which is designed to deliver improvements in both image quality and productivity. In 2015, we introduced our new Marlin solution for optimizing simultaneous operations during marine seismic data acquisition. We have over 500 patents and pending patent applications in various countries around the world. Approximately 51% of our employees are involved in technical roles and over 26% of our employees have advanced degrees.
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
Our GX Technology (“GXT”) group offers data processing and imaging services designed to help our E&P customers reduce exploration and production risk, evaluate and develop reservoirs, and increase production. GXT develops a series of subsurface images by applying its processing technology to data owned or licensed by its customers. We maintain approximately 15 petabytes of digital seismic data information storage in 4 global data centers, including two core data centers located in Houston and in the U.K.

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
In 2013, we introduced our Narwhal ice management system, and in 2015 we introduced our new Marlin solution. Both of these systems are part of our E&P software solutions for operations management and are designed to reduce risk and improve efficiency in seismic data acquisition and drilling operations in or near ice, such as in the Arctic, where the U.S. Geological Survey estimates that 13 percent of the remaining worldwide reserves are located.
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
In the past few years, crude oil prices have been volatile due to global economic uncertainties. Significant downward crude oil price volatility began early in the fourth quarter of 2014 and prices continued to drop throughout the remainder of 2014 and into the first quarter of 2015, with a partial recovery during the second quarter of 2015 offset by a continued decline in oil prices during the third quarter. The material decrease in crude oil prices can be attributed principally to significant production growth in the U.S. shale plays, strengthening of the U.S. dollar relative to other foreign currencies, the increase in production by Organization of Petroleum Exporting Countries (“OPEC”) and its indication not to cut production, offset somewhat by modest increases in global oil demand. The third quarter continued to decline due to mounting concerns about the Chinese economy as well as the potential supply increases related to the potential lifting of sanctions against Iran. These events have created concern in the marketplace that crude oil prices will trade in a relatively low-priced range for the foreseeable future. The average prices for West Texas Intermediate (“WTI”) and Intercontinental Exchange Brent (“Brent”) crude oil decreased from an average of $73 per barrel and $76 per barrel, respectively, in the fourth quarter of 2014 to an average of $46 per barrel and $50 per barrel, respectively, in the third quarter of 2015. These data points compare to an average price of $101 per barrel and $109 per barrel, respectively, in the first nine months of 2014.
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

Prices for natural gas in the U.S. averaged $2.80 per mmBtu in the first nine months of 2015 compared to $3.83 per mmBtu in the fourth quarter of 2014 and $4.57 per mmBtu in the first nine months of 2014. Natural gas prices declined due to strong production and a mild winter this year as compared to last year resulting in significant increases in natural gas inventories in the U.S. during the first nine months of 2015, from 11% below the five-year average as of the first nine months of 2014 to 4% above the five year average this year. Customer spending in the natural gas shale plays has been limited due to associated gas being produced from unconventional oil wells in North America. As a result of natural gas production growth outpacing demand in the U.S., natural gas prices continue to be weak relative to prices experienced from 2006 through 2008 and are expected to remain below levels considered economical for new investments in numerous natural gas fields. If natural gas production growth continues to surpass demand in the U.S. and/or the supply of natural gas were to increase, whether the supply comes from conventional or unconventional production or associated natural gas production from oil wells, prices for natural gas could remain constrained for an extended period.
Impact to Our Business
In the first nine months of 2015, E&P companies continued to reduce their capital expenditure budgets in light of the recent steep oil price decreases that began in the fourth quarter of 2014. Certain E&P companies are evaluating near-term oil prices, and how these prices will affect their return on new and existing projects before committing to spend substantial sums from their capital expenditure budgets. We believe E&P companies perceive projects with a longer time to payback, or profitability, as less attractive in the short-term. E&P companies have recently announced their intention to protect dividend payments even if that means reducing capital expenditures. Therefore, E&P companies are increasingly likely to reduce capital expenditures for projects in the early stages, or exploration phase, of the E&P lifecycle compared to prior years. In low oil price environments, oil companies tend to prioritize production-related activities and existing assets over exploration, and disproportionately cut spending on seismic services and products, which has a negative impact on the overall entire seismic industry, including our Company.
The recent reduction in exploration spending has had a significant impact on our results of operations for the first three quarters of 2015 in all of our segments, although we did see an increase in our Solution segment revenues for the third quarter of 2015 as compared to the third quarter of 2014. In our Solutions segment, we have seen continued softness in customer underwriting of our new venture programs and reductions in our data processing business. We continue to maintain high standards for underwriting new projects, and have delayed certain new venture programs accordingly. We invested $28.2 million in our multi-client data library during the first three quarters of 2015, compared to $57.3 million in the same period in 2014.
Although our business has traditionally been seasonal, with the strongest demand for our services and products often in the fourth quarter of our fiscal year, as of September 30, 2015, our Solutions segment backlog, which consists of commitments for (i) data processing work and (ii) both multi-client new venture projects and proprietary projects by our GeoVentures group underwritten by our customers, was $23.0 million, compared with backlog of $46.7 million at December 31, 2014 and $49.9 million at September 30, 2014. As a result of the weakness in exploration spending by E&P companies, our backlog over the last four quarters has been lower than historical levels and third quarter of 2015 backlog decreased as a result of MexicoSPAN nearing completion of acquisition. However, we experienced an increase in revenues in the third quarter of 2015 compared to the first and second quarters of 2015 as result of new ventures and data library revenues primarily related to the acquisition of our industry-funded MexicoSPAN and increased sales of our data libraries in South America. We anticipate that the majority of our current backlog will be recognized as revenue in the remainder of 2015 and early 2016. We now expect our full year investment in our multi-client data library to be in the range of $43 to $53 million in 2015.
In the first three quarters of 2015, our OBS segment was affected by potential E&P customers delaying or canceling decisions to commit capital to OBS projects, causing our vessels to remain idle since the fourth quarter of 2014. We have initiated actions within our OBS business to minimize costs, while maintaining our ocean bottom capabilities. We have cold-stacked the chartered vessels and our crew and have taken other actions that will reduce our OceanGeo cash burn rate to less than $3 million per quarter. Despite the extended market downturn and uncertainty, we see significant long-term potential for OceanGeo and our technologies to improve ocean bottom survey productivity, and we expect long-term demand for ocean bottom production surveys (4D) to increase.
Our traditional seismic contractor customers are also experiencing weakened demand due to the reduction in seismic spending by their customers. Since early 2014, seismic contractors have taken 22 seismic vessels, or about 18% of the fleet, out of the market, and we anticipate another 4 vessels will be taken out of service in 2015. As a result, our Systems segment continued to experience weak year-over-year sales as our revenue decreased primarily due to reduced sales of spares and repairs.
The marine seismic vessel market contraction has also reduced the available software market. Our Software segment net revenues decreased for the first three quarters of 2015 compared to the same period of 2014, primarily driven by reduced sales of Orca software licenses.

We continue to monitor the global economy, the demand for crude oil and natural gas and the resultant impact on the capital spending plans and operations of our E&P customers in order to plan our business. We remain confident that, despite current marketplace challenges that we describe above, we have positioned ourselves to take advantage of the next upturn in the energy cycle by reducing our cost structure, shifting our focus toward E&P solutions and away from equipment sales, and by diversifying our offerings across the E&P lifecycle.
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
Restructurings
Due to the current economic conditions described above, including significant reductions in E&P capital expenditures, in the first three quarters of 2015, we continued to implement cost cutting initiatives by (i) focusing on centralizing our global data processing capabilities to two core geographical hubs in the U.S. and the U.K., (ii) reducing our marine repair facilities to two locations in the U.S. and U.A.E., (iii) making further reductions in personnel across all of our segments in the third quarter of 2015 that combined with reductions starting in December 2014, and continuing through the first nine months of 2015 have reduced our full-time employee base by approximately 50% and (iv) reducing salaries by 10% for the majority of our employees for the remainder of 2015. Including actions we began taking in December 2014, we expect that these actions will result in annualized savings of approximately $80 million. See Footnote 2 “Restructurings” of Footnotes to Consolidated Financial Statements.
WesternGeco Litigation
On July 2, 2015, the United States Court of Appeals for the Federal Circuit in Washington, D.C. reversed in part the district court’s judgment, holding the district court erred by including lost profits in the Final Judgment. Lost profits were $93.4 million and prejudgment interest was approximately $10.9 million of the $123.8 million Final Judgment. Pre-judgment interest on the lost profits portion will be treated in the same way as the lost profits. Post-judgment interest will likewise be treated in the same fashion. On July 29, 2015, WesternGeco filed a petition for rehearing en banc before the Court of Appeals. On October 30, 2015 the Court of Appeals denied WesternGeco’s petition for rehearing en banc. WesternGeco has up to 90 days to determine whether or not it will file a writ requesting the Supreme Court to review the case.
As a result of the reversal by the Court of Appeals, as of June 30, 2015, we have reduced our prior loss contingency accrual by approximately $102 million, resulting in a current loss contingency accrual of $22 million. Prior to the reduction in damages by the Court of Appeals, we arranged with sureties to post an appeal bond at the trial court. The appeal bond is uncollateralized, but the terms of the appeal bond arrangements provide the sureties the contractual right for as long as the bond is outstanding to require us to post cash collateral. We have received a request for $11 million in collateral and are in negotiations with the sureties. The appeal bond will remain outstanding during the pendency of appeals. See Footnote 7 “Litigation” of Footnotes to Consolidated Financial Statements.
Key Financial Metrics
The table below provides an overview of key financial metrics for our company as a whole and our four business segments for the three and nine months ended September 30, 2015, compared to the same period of 2014 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenues:
Solutions:
New Venture	$26,650	$18,446	$35,315	$76,499
Data Library	15,302	3,262	24,948	30,104
Total multi-client revenues	41,952	21,708	60,263	106,603
Data Processing	10,693	24,151	33,731	91,131
Total	$52,645	$45,859	$93,994	$197,734
Systems:
Towed Streamer	$4,426	$13,666	$12,273	$35,782
Other	2,864	11,029	15,460	36,166
Total	$7,290	$24,695	$27,733	$71,948
Software:
Software Systems	$5,869	$9,922	$19,396	$28,384

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Services	870	1,088	2,924	3,198
Total	$6,739	$11,010	$22,320	$31,582
Ocean Bottom Services	$—	$24,976	$—	$71,454
Total	$66,674	$106,540	$144,047	$372,718
Gross profit (loss):
Solutions	$11,294	$5,927	$(6,954)	$51,207
Systems	1,366	10,123	7,425	31,288
Software	4,399	8,326	14,197	23,388
Ocean Bottom Services	(5,951)	4,847	(29,483)	18,422
Total	$11,108	$29,223	$(14,815)	$124,305
Gross margin:
Solutions	21%	13%	(7)%	26%
Systems	19%	41%	27%	43%
Software	65%	76%	64%	74%
Ocean Bottom Services	—%	19%	—%	26%
Total	17%	27%	(10)%	33%
Income (loss) from operations:
Solutions	$768	$(5,960)	$(40,766)	$11,733
Systems	(1,295)	2,917	(2,660)	9,835
Software	2,444	6,227	7,874	16,985
Ocean Bottom Services	(7,289)	1,677	(34,856)	12,333
Corporate and other	(7,502)	(10,210)	(29,844)	(32,779)
Total	$(12,874)	$(5,349)	$(100,252)	$18,107
Operating margin:
Solutions	1%	(13)%	(43)%	6%
Systems	(18)%	12%	(10)%	14%
Software	36%	57%	35%	54%
Ocean Bottom Services	—%	7%	—%	17%
Corporate and other	(11)%	(10)%	(21)%	(9)%
Total	(19)%	(5)%	(70)%	5%
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
Results of Operations
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
Our overall total net revenues of $66.7 million for the three months ended September 30, 2015 (the “Current Quarter”) decreased by $39.8 million, or 37%, compared to total net revenues for the three months ended September 30, 2014 (the “Comparable Quarter”). Our overall gross profit percentage for the Current Quarter was 17%, compared to 27%, for the Comparable Quarter. For the Current Quarter, our loss from operations was $12.9 million, compared to loss from operations of $5.3 million for the Comparable Quarter.
Net loss for the Current Quarter was $20.4 million, or $(0.12) per share, compared to net loss of $24.5 million, or $(0.15) per share, for the Comparable Quarter. The Current Quarter results were impacted by special items totaling $3.5 million, primarily related to restructuring charges. Excluding these impacts, our net loss for the Current Quarter was $16.9 million, or $(0.10) per share, as adjusted.

Net Revenues, Gross Profits and Gross Margins
Solutions — Net revenues for the Current Quarter increased by $6.7 million, or 15%, to $52.6 million, compared to $45.9 million for the Comparable Quarter. The increase in revenues was primarily due to new ventures and data library revenues primarily related to the acquisition of our industry funded MexicoSPAN program and increased sales of our data libraries in South America. Gross profit increased by $5.4 million to $11.3 million, representing a 21% gross margin, compared to $5.9 million, which represented a 13% gross margin, in the Comparable Quarter. The increase in gross profit and margin was due to the increase in revenues.
Systems — Net revenues for the Current Quarter decreased by $17.4 million, or 70%, to $7.3 million, compared to $24.7 million for the Comparable Quarter. The decrease in revenues in the Current Quarter was principally due to reduced activity by seismic contractors as they have taken vessels out of service resulting in a reduction in repairs and purchases of spares. Gross profit decreased by $8.7 million to $1.4 million, representing a 19% gross margin, for the Current Quarter, compared to $10.1 million, representing a 41% gross margin, for the Comparable Quarter. The decrease in gross profit and margin is the result of decreased revenues.
Software — Net revenues for the Current Quarter decreased $4.3 million, or 39%, to $6.7 million, compared to a $11.0 million for the Comparable Quarter. Gross profit for the Current Quarter decreased $3.9 million to $4.4 million, compared to $8.3 million, for the Comparable Quarter. The decrease in revenues was due to a decrease in Orca licensing revenues in the Current Quarter as a result of seismic contractors taking seismic vessels out of service and to a lesser extent the unfavorable impact of foreign currency exchange rates. Gross margin of 65% in the Current Quarter decreased from the 76% gross margin in the Comparable Quarter primarily due to the decline in revenues in the Current Quarter.
Ocean Bottom Services — Net revenues for the Current Quarter were zero, compared to $25.0 million for the Comparable Quarter. Gross profit (loss) for the Current Quarter was $(6.0) million, compared to gross profit of $4.8 million for the Comparable Quarter. OceanGeo did not record any revenues during the Current Quarter due to its vessels remaining idle while it attempts to secure a backlog of future orders.
Operating Expenses
Research, Development and Engineering — Research, development and engineering expense was $6.5 million for the Current Quarter, a decrease of $4.4 million compared to $10.9 million for the Comparable Quarter. During the current down-cycle in E&P exploration spending, we have been selective in spending on research and development (“R&D”) projects in order to reduce expenses without sacrificing our ability to develop our technologies. As discussed above, despite the extended market downturn and uncertainty, we see significant long-term potential for OceanGeo and our technologies to improve ocean bottom survey productivity, and we expect long-term demand for ocean bottom production surveys (4D) to increase.
Marketing and Sales — Marketing and sales expense was $6.9 million for the Current Quarter, a decrease of $1.6 million compared to $8.5 million for the Comparable Quarter. During the current down-cycle in E&P exploration spending, we have also reduced our payroll and marketing expenses.
General, Administrative and Other Operating Expenses — General, administrative and other operating expenses of $10.5 million for the Current Quarter, a decrease of $4.7 million compared to $15.2 million for the Comparable Quarter. This decrease in expenses was primarily related to reduced expenses in the Current Quarter due to restructuring actions taken in 2014 and 2015.
Other Items
Interest Expense, net — Interest expense, net, was $4.9 million for the Current Quarter compared to $5.0 million for the Comparable Quarter. Interest expense in both quarters is primarily related to the Notes. For additional information, please refer to “— Liquidity and Capital Resources — Sources of Capital” below.
Equity in Losses of Investments — We account for our investment in INOVA Geophysical as an equity method investment. As of December 31, 2014, the carrying value of our investment in INOVA Geophysical was zero. Therefore, we did not record a share of earnings or losses related to INOVA’s losses for the Current Quarter. For details of our suspension of recording equity method losses, see Footnote 3 “Segment Information” of Footnotes to Consolidated Financial Statements. For the Comparable Quarter, we recognized total equity losses of approximately $5.6 million.
Income Tax Expense — Income tax expense for the Current Quarter was $2.1 million compared to $8.3 million for the Comparable Quarter. Our effective tax rates for the Current Quarter and Comparable Quarter were (11.5)% and (50.3)%, respectively. Income tax expense for the Current Quarter primarily relates to income from our non-U.S. businesses. The effective tax rate was negatively impacted by the change in valuation allowance related to operating losses for which we cannot currently recognize a tax benefit.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Our overall total net revenues of $144.0 million for the nine months ended September 30, 2015 (the “Current Period”) decreased by $228.7 million, or 61%, compared to total net revenues for the nine months ended September 30, 2014 (the “Comparable Period”). Our overall gross profit (loss) percentage for the Current Period was (10)%, compared to 33%, for the Comparable Period. For the Current Period, our income (loss) from operations was $(100.3) million, compared to $18.1 million, for the Comparable Period.
Net loss for the Current Period was $19.6 million, or $(0.12) per share, compared to a net income of $52.6 million, or $0.32 per diluted share, in the Comparable Period. The Current Period results were positively impacted by special items totaling $93.6 million, primarily related to an additional partial reversal of a litigation reserve. The Comparable Period was impacted by a reduction in our loss contingency accrual and included a non-recurring gain on the sale of our Source product line. Excluding the impact of these special items, adjusted net loss for the Current Period was $113.2 million, or $(0.69) per share, compared to adjusted net loss of $23.1 million, or $(0.14) per share, in the Comparable Period.
Net Revenues, Gross Profits and Gross Margins
Solutions — Net revenues for the Current Period decreased by $103.7 million, or 52%, to $94.0 million, compared to $197.7 million for the Comparable Period. Revenues for our multi-client businesses within Solutions decreased due to the continued softness of exploration spending. Data processing revenues were also impacted by the softness in exploration spending and by $15.0 million of revenues recognized in the first quarter of 2014 that related to work performed for a customer in 2013.
Gross profit (loss) decreased by $58.2 million to a gross loss of $(7.0) million, representing a (7)% gross margin, compared to a gross profit of $51.2 million, representing a 26% gross margin, in the Comparable Period. The decrease in gross margin was primarily due to the decline in revenues and the additional $15.0 million of revenues recognized in the first quarter of 2014 which related to work performed for a customer in 2013.
Systems — Net revenues for the Current Period decreased by $44.2 million, or 61%, to $27.7 million, compared to $71.9 million for the Comparable Period. Gross profit decreased by $23.9 million to $7.4 million, representing a 27% gross margin, for the Current Period compared to $31.3 million, representing a 43% gross margin, for the Comparable Period. This decrease in revenues in the Current Period was principally due to reduced activity by seismic contractors as they have taken vessels out of service resulting in a reduction in repairs and purchases of spares. Gross profits and gross margin decreased due to the significant reduction in revenues in the Current Period compared to the Comparable Period.
Software — Net revenues for the Current Period decreased by $9.3 million, or 29%, to $22.3 million, compared to $31.6 million for the Comparable Period. Gross profit for the Current Period decreased by $9.2 million to $14.2 million, compared to $23.4 million in the Comparable Period. The decrease in revenues was due to a decrease in Orca licensing revenues occurring in the Current Period and, to a lesser extent the unfavorable impact of foreign exchange rates. Gross margin of 64% in the Current Period decreased from the 74% gross margin in the Comparable Period primarily due to the decline in revenues in the Current Period.
Ocean Bottom Services — Net revenues for the Current Period were zero compared to $71.5 million for the Comparable Period. Gross profit (loss) for the Current Period was $(29.5) million compared to gross profit of $18.4 million for the Comparable Period. OceanGeo did not record any revenues during the Current Period due to its vessels remaining idle while it attempts to secure a backlog of future orders.
Operating Expenses
Research, Development and Engineering — Research, development and engineering expense was $21.5 million for the Current Period, a decrease of $8.8 million compared to $30.3 million for the Comparable Period. As stated previously, we have been selective in spending on R&D projects in order to reduce expenses without sacrificing our ability to develop our technologies. As discussed above, we see significant long-term potential for our technologies to improve ocean bottom survey productivity, and we expect long-term demand for ocean bottom production surveys (4D) to increase.
Marketing and Sales — Marketing and sales expense was $23.4 million for the Current Period, a decrease of $4.2 million compared to $27.6 million for the Comparable Period. During the current down-cycle in E&P exploration spending, we have also reduced our payroll and marketing expenses.
General, Administrative and Other Operating Expenses — General, administrative and other operating expenses were $40.6 million for the Current Period, a decrease of $7.7 million compared to $48.3 million for the Comparable Period. This decrease in expenses was primarily related to the inclusion of $3.1 million of bad debt expense in the Comparable Period related to a customer bankruptcy while the Current Period included $2.1 million of bad debt recoveries. Excluding the impact of bad debt expenses and recoveries, our general, administrative and other operating expenses decreased $2.5 million, which was primarily the result of the restructuring actions taken in 2014 and 2015 that reduced expenses in the Current Period.

Other Items
Interest Expense, net — Interest expense, net, was $14.1 million for the Current Period compared to $14.8 million for the Comparable Period. Interest expense in both quarters is primarily related to the Notes. For additional information, please refer to “— Liquidity and Capital Resources — Sources of Capital” below.
Equity in Losses of Investments — We account for our investment in INOVA Geophysical as an equity method investment. As of December 31, 2014, the carrying value of our investment in INOVA Geophysical was zero. Therefore, we did not record a share of earnings or losses related to INOVA’s losses for the Current Period. For details of our suspension of recording equity method losses, see Footnote 3 “Segment Information” of Footnotes to Consolidated Financial Statements. For the Comparable Period, we recorded total equity losses of approximately $9.0 million.
Other Income, Net — Other income for the Current Period was $98.0 million compared to other income of $74.0 million for the Comparable Period. This difference was primarily due to the reduction in our loss contingency accrual recorded in the Current Period being $102.0 million compared to the reduction in our loss contingency accrual recorded in the Comparable Period of $69.6 million. Additionally, we sold our Source product line for $14.4 million recording a gain of $6.5 million, before taxes, in the Comparable Period.
The following table reflects the significant items of other income (expense), net as follows (in thousands):

	Nine Months Ended September 30,
	2015	2014
Reductions of loss contingency related to legal proceedings (Footnote 7)	$101,978	$69,557
Facility restructuring charges (Footnote 2)	(2,791)	—
Gain on sale of Source product line	—	6,522
Other expense, net	(1,152)	(2,109)
Total other income (expense), net	$98,035	$73,970
Income Tax Expense — Income tax expense for the Current Period was $3.6 million compared to $14.3 million for the Comparable Period. Our effective tax rates for the Current Period and Comparable Period were (22.1)% and 20.9%, respectively. Our income tax expense for the Current Period primarily relates to income from our non-US businesses. Our effective tax rate for the Current Period was negatively impacted by the change in valuation allowance related to operating losses for which we cannot currently recognize a tax benefit. See further discussion of establishment of the deferred tax valuation allowance at Footnote 6 “Income Taxes” of Notes to Unaudited Condensed Consolidated Financial Statements.
Liquidity and Capital Resources
Sources of Capital
As of September 30, 2015, we had $88.2 million of cash on hand and an undrawn borrowing base of $40.0 million under the Credit Facility (as defined below). Our cash requirements include working capital requirements and cash required for our debt service payments, multi-client seismic data acquisition activities and capital expenditures. As of September 30, 2015, we had working capital of $80.1 million. Working capital requirements are primarily driven by (i) our manufacture of OBS equipment to be used in our Ocean Bottom Services segment ($14.3 million in the Current Period), (ii) our investment in our multi-client data library ($28.2 million in the Current Period) and, to a lesser extent, (iii) our inventory purchase obligations. Also, our headcount has traditionally been a significant driver of our working capital needs. Because a significant portion of our business is involved in the planning, processing and interpretation of seismic data services, one of our largest investments is in our employees, which involves cash expenditures for their salaries, bonuses, payroll taxes and related compensation expenses. As noted above, in December 2014 and the Current Period, we have reduced our workforce by approximately 50%, and reduced salaries by 10% for a majority of our employees for the remainder of 2015 and closed selected facilities. We expect these actions will result in annualized cash savings of approximately $80 million.
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

On August 4, 2015, we and our Subsidiary Borrowers amended the terms of the Credit Facility pursuant to a First Amendment to Revolving Credit and Security Agreement dated effective as of August 4, 2015 (the “First Amendment”). The First Amendment provided for, among other things, (i) the assignment of all of the commitments of the lenders under the Credit Facility to PNC Bank, National Association (“PNC”), with PNC becoming the sole lender under the Credit Facility, (ii) the reduction of the maximum amount of the revolving line of credit under the Credit Facility from $80.0 million to $40.0 million, (iii) the elimination of the requirement that we not exceed a maximum senior secured leverage ratio, (iv) the amendment of the borrowing base formula under the Credit Facility and (v) the removal of the accordion features under the Credit Facility. For additional information regarding the terms of the First Amendment, see our Current Report on Form 8-K filed with the SEC on August 6, 2015.
The borrowing base under the First Amendment will increase or decrease monthly using an amended formula based on certain eligible receivables, eligible inventory and other amounts, including a percentage of the net orderly liquidation value of our multi-client data library (not to exceed $15.0 million for the multi-client data library data component).  The amended formula also removes the qualified cash component of up to $20.0 million. At September 30, 2015, the borrowing base under the Credit Facility was $40.0 million, and there was no outstanding indebtedness under the Credit Facility.
The interest rate on revolving credit borrowings under the Credit Facility, as amended by the First Amendment, will be, at our option, (i) an alternate base rate equal to the highest of (a) the prime rate of PNC, (b) a federal funds effective rate plus 0.50% or (c) a LIBOR-based rate plus 1.00%, plus an applicable interest margin of 2.50% (increased from 1.50%), or (ii) a LIBOR-based rate, plus an applicable interest margin of 3.50% (increased from 2.50%). If we had borrowed any funds on September 30, 2015, we would have incurred interest at an annual rate of approximately 2.69%. The revolving credit indebtedness under the Credit Facility is scheduled to mature on the earlier of (x) August 22, 2019 or (y) the date which is 90 days prior to the maturity date of the Notes (or such later due date if the Notes have been refinanced).
The Credit Facility requires us to maintain compliance with various covenants. At September 30, 2015, we were in compliance with all of the covenants under the Credit Facility. For further information regarding our Credit Facility and the First Amendment, see Footnote 4 “Long-term Debt” of Footnotes to Consolidated Financial Statements.
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
The Indenture governing the Notes requires us to maintain compliance with various covenants. At September 30, 2015, we were in compliance with all of the covenants under the Indenture. For further information regarding the Notes, see Footnote 4 “Long-term Debt” of Footnotes to Unaudited Condensed Consolidated Financial Statements.
For additional information regarding the terms of the Notes and related Indenture and Intercreditor Agreement, see our Current Report on Form 8-K filed with the SEC on May 13, 2013.
Meeting our Liquidity Requirements
As of September 30, 2015, our total outstanding indebtedness (including capital lease obligations) was approximately $186.3 million, consisting of approximately $175.0 million outstanding Notes and $11.3 million of equipment capital leases. As of September 30, 2015, there was no outstanding indebtedness under our Credit Facility.
For the Current Period, total capital expenditures, including the manufacture of OBS equipment and investments in our multi-client data library, were $45.8 million. As discussed above, we began investing in MexicoSPAN early in the third quarter of 2015. This project is well funded by several of our major E&P customers. We expect investments in our multi-client data library in the fourth quarter of this year to be in the range of $15 million to $25 million. Our full year investment in our multi-client data library has been significantly reduced in 2015 compared to 2014 due to the uncertainty in the E&P industry and their reduced capital expenditures budgets for 2015. See “Executive Summary – Macroeconomic Conditions” above.

We believe that the First Amendment to our Credit Facility and the decision by the Court of Appeals related to the WesternGeco lawsuit will improve our liquidity position and give us more flexibility in how we invest cash into our businesses. Subject to a payment obligation in the amount of the loss contingency we have established with respect to our ongoing WesternGeco litigation (as discussed below), we believe that our existing cash balance, cash to be generated from our increased revenues in the third quarter and our borrowing availability under our Credit Facility will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, under the current market conditions (as discussed above), there is still uncertainty as to the levels of exploration spending by our E&P customers in the fourth quarter of 2015 and into 2016, which could negatively impact our cash generated by operations.
As set forth below, a potential future requirement to satisfy a payment obligation with respect to the WesternGeco litigation in excess of our loss contingency accrual could have a material adverse effect on our liquidity and, as a result, our business, financial condition and results of operations.
Loss Contingency – WesternGeco Lawsuit
As of September 30, 2015, we have a loss contingency of $22 million accrued related to the legal proceedings with WesternGeco. As described at Part II, Item 1. “Legal Proceedings,” there are possible scenarios involving an outcome in the WesternGeco lawsuit that could materially and adversely affect our liquidity. Prior to the reduction in damages by the Court of Appeals, we arranged with sureties to post an appeal bond at the trial court. The appeal bond is uncollateralized, but the terms of the appeal bond arrangements provide the sureties the contractual right for as long as the bond is outstanding to require us to post cash collateral. We have received a request for $11 million in collateral and are in negotiations with the sureties.
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
Cash Flow from Operations
In the Current Period, we consumed $36.0 million in our operating activities compared to a net generation of $87.0 million in the Comparable Period. Due to the reduction in seismic spending from E&P customers, as discussed above, we experienced significantly reduced revenues, which resulted in a significant use of cash from operations in the Current Period.
Cash Flow from Investing Activities
Cash used in investing activities was $44.5 million for the Current Period, compared to $50.9 million for the Comparable Period. The principal use of cash in our investing activities during the Current Period was $28.2 million cash invested in our multi-client data library and $17.6 million of capital expenditures on property, plant, equipment and seismic rental equipment. This increase in capital expenditures on property, plant, equipment and seismic rental equipment includes $14.3 million related to the manufacture of OBS equipment to be placed in service in our Ocean Bottom Services segment.
The principal use of cash in our investing activities during the Comparable Period was $57.3 million cash invested in our multi-client data library, $6.8 million for capital expenditures related to property, plant and equipment, and a net investment in OceanGeo of $3.1 million. Subtracted from these sums were the proceeds from the sale of our Source product line for $14.4 million.
Cash Flow from Financing Activities
Net cash used in financing activities was $5.5 million for the Current Period, compared to $54.4 million of cash used in financing activities in the Comparable Period. The primary use of cash in our financing activities during the Current Period was for payments on equipment capital leases.
The net cash flow used in financing activities during the Comparable Period was primarily related to the $35.0 million of net repayments on our revolving line of credit, and $11.7 million of payments of long-term debt.

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
Foreign Sales Risks
The majority of our foreign sales are denominated in United States dollars. Product revenues are allocated to geographical locations on the basis of the ultimate destination of the equipment, if known. If the ultimate destination of such equipment is not known, product revenues are allocated to the geographical location of initial shipment. Service revenues, which primarily relate to our GeoVentures and Data Processing divisions, are allocated based upon the billing location of the customer. For the Current Period and Comparable Period, international sales comprised 72% and 76%, respectively, of total net revenues. The total percentage of sales from foreign countries decreased in the Current Period compared to the Comparable Period due to our revenues in North America decreasing at a lower rate than the decrease in revenues that we experienced in the international markets.

The following table is a summary of net revenues by geographic area (in thousands):	Nine Months Ended September 30,
	2015	2014
Net revenues by geographic area:
Latin America	$44,522	$93,216
North America	40,930	90,808
Asia Pacific	11,991	38,435
Europe	11,849	75,116
Middle East	14,875	32,629
Africa	10,475	39,707
Other	9,405	2,753
Total	$144,047	$372,664
Credit Risks
At September 30, 2015, we had two customers (Conoco and Pemex) with combined accounts and unbilled receivable balances greater than 10% of our total combined accounts and unbilled receivables balances. These customers’ receivable and unbilled balances represented 14% and 12%, respectively, of our net accounts receivable and unbilled receivables at September 30, 2015.
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

Our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2015.
Changes in Internal Control over Financial Reporting. There was not any change in our internal control over financial reporting that occurred during the three months ended September 30, 2015, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In May 2014, the judge signed and entered a Final Judgment in the amount of $123.8 million. The Final Judgment also included an injunction that enjoins us, our agents and anyone acting in concert with us, from supplying in or from the United States the DigiFIN product or any parts unique to the DigiFIN product, or any instrumentality no more than colorably different from any of these products or parts, for combination outside of the United States. We have conducted our business in compliance with the district court’s orders in the case, and we have reorganized our operations such that we no longer supply the DigiFIN product or any part unique to the DigiFIN product in or from the United States.
We and WesternGeco each appealed the Final Judgment to the United States Court of Appeals for the Federal Circuit in Washington, D.C. On July 2, 2015, the Court of Appeals reversed in part the district court’s judgment, holding the district court erred by including lost profits in the Final Judgment. Lost profits were $93.4 million and prejudgment interest was approximately $10.9 million of the $123.8 million Final Judgment. Pre-judgment interest on the lost profits portion will be treated in the same way as the lost profits. Post-judgment interest will likewise be treated in the same fashion. On July 29, 2015, WesternGeco filed a petition for rehearing en banc before the Court of Appeals. On October 30, 2015 the Court of Appeals denied WesternGeco’s petition for rehearing en banc. WesternGeco has up to 90 days to determine whether or not it will file a writ requesting the Supreme Court to review the case.
As previously disclosed, we had taken a loss contingency accrual of $124 million. As a result of the reversal by the Court of Appeals, as of June 30, 2015, we have reduced our loss contingency accrual to its current amount of $22 million as of June 30, 2015. Our assessment of our potential loss contingency may change in the future due to developments in the case and other events, such as changes in applicable law, and such reassessment could lead to the determination that no loss contingency is probable or that a greater or lesser loss contingency is probable. Any such reassessment could have a material effect on our financial condition or results of operations.
Prior to the reduction in damages by the Court of Appeals, we arranged with sureties to post an appeal bond at the trial court. The appeal bond is uncollateralized, but the terms of the appeal bond arrangements provide the sureties the contractual right for as long as the bond is outstanding to require us to post cash collateral. We have received a request for $11 million in collateral and are in negotiations with the sureties. The appeal bond will remain outstanding during the pendency of appeals.
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
Item 1A. Risk Factors
This report contains or incorporates by reference statements concerning our future results and performance and other matters that are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “would,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of such terms or other comparable terminology. Examples of other forward-looking statements contained or incorporated by reference in this report include statements regarding:

•	the expected outcome of the WesternGeco litigation and future potential adverse effects on our liquidity in the event that the decision of the Court of Appeals is reversed;

•	future oil and gas commodity prices;

•	future levels of capital expenditures of our customers for seismic activities;

•	the effects of current and future worldwide economic conditions (particularly in developing countries) and demand for oil and natural gas and seismic equipment and services;

•	future borrowing capacity on our Credit Facility based on future levels of our borrowing base;

•	the effects of current and future unrest in the Middle East, North Africa and other regions, including Ukraine;

•	the timing of anticipated revenues and the recognition of those revenues for financial accounting purposes;

•	the effects of ongoing and future industry consolidation, including, in particular, the effects of consolidation and vertical integration in the towed marine seismic streamers market;

•	the timing of future revenue realization of anticipated orders for multi-client survey projects and data processing work in our Solutions segment;

•	future levels of our capital expenditures;

•	future government regulations, particularly in the Gulf of Mexico;

•	expected net revenues, income from operations and net income;

•	expected gross margins for our services and products;

•	our Ocean Bottom Services chartered vessels remaining idle for an extended period;

•	future seismic industry fundamentals, including future demand for seismic services and equipment;

•	future benefits to our customers to be derived from new services and products;

•	future benefits to be derived from our investments in technologies, joint ventures and acquired companies;

•	future growth rates for our services and products;

•	the degree and rate of future market acceptance of our new services and products;

•	expectations regarding E&P companies and seismic contractor end-users purchasing our more technologically-advanced services and products;

•	anticipated timing and success of commercialization and capabilities of services and products under development and start-up costs associated with their development;

•	future cash needs and future availability of cash to fund our operations and pay our obligations;

•	potential future acquisitions;

•	future opportunities for new services and products and projected research and development expenses;

•	expected continued compliance with our debt financial covenants;

•	expectations regarding realization of deferred tax assets; and

•	anticipated results with respect to certain estimates we make for financial accounting purposes.
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
Information regarding factors that may cause actual results to vary from our expectations, referred to as “risk factors,” appears in our Annual Report on Form 10-K for the year ended December 31, 2014 in Part I, Item 1A. “Risk Factors,” as previously filed with the SEC. In addition to the risk factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2014, we believe the following risk factors should be considered carefully.
If we cannot meet the continued listing requirements of the New York Stock Exchange (the “NYSE”), the NYSE may delist our common shares, which would have an adverse impact on the trading volume, liquidity and market price of our common shares.
On August 11, 2015, we were notified by the NYSE that the average closing price of our common shares had fallen below $1.00 per share over a period of 30 consecutive trading days, which is the minimum average share price required by the NYSE under Section 802.01C of the NYSE Listed Company Manual. The notice has no immediate impact on the listing of our common shares, which will continue to be listed and traded on the NYSE during the six-month period described below, subject to our compliance with other listing standards, under the symbol “IO.”
We have six months following receipt of the NYSE’s notice to regain compliance with the NYSE’s minimum share price requirement. We can regain compliance at any time during the six-month cure period if on the last trading day of any calendar month during the cure period our common shares have a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of such month. Notwithstanding the foregoing, if we determine that we must cure the price condition by taking an action that will require approval of our stockholders, we may also regain compliance by: (i) obtaining the requisite stockholder approval by no later than our next annual meeting, (ii) implementing the action promptly thereafter and (iii) the price of our common shares promptly exceeding $1.00 per share, and the price remaining above that level for at least the following 30 trading days.
A delisting of our common shares from the NYSE would negatively impact us because it would: (i) reduce the liquidity and market price of our common shares; (ii) reduce the number of investors willing to hold or acquire our common shares, which could negatively impact our ability to raise equity financing; (iii) limit our ability to use a registration statement to offer and sell freely tradable securities, thereby preventing us from accessing the public capital markets, and (iv) impair our ability to provide equity incentives to our employees.
We may from time to time take steps to address the delisting and other issues including but not limited to (i) repurchasing outstanding equity, (ii) reverse stock splits, (iii) mergers, acquisitions or other strategic combinations or arrangements with other parties, or (iv) selected divestures or other sales of certain assets. Any stock repurchase undertaken may include open market repurchases, block trades and other purchases of outstanding equity and the implementation would depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. Any such repurchases could negatively affect our liquidity and any reverse splits undertaken could negatively impact shareholder value.
We may take steps to reduce or refinance outstanding debt, including the Notes, which could impact the market for our securities and negatively affect our liquidity.
We may from time to time take steps to reduce or refinance outstanding debt, including the Notes, or otherwise to reduce interest expense and other debt service obligations. These steps may include open market repurchases, redemptions, maturity extensions, exchange offers and other retirements, purchases or refinancing of outstanding debt, including the Notes, in whole or in part, in addition to making any required scheduled installment payments. The implementation of any such steps would depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. Any such repurchases or redemptions could negatively affect our liquidity.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) During the three months ended September 30, 2015, in connection with the vesting of (or lapse of restrictions on) shares of our restricted stock held by certain employees, we acquired shares of our common stock in satisfaction of tax withholding obligations that were incurred on the vesting date. The date of acquisition, number of shares and average effective acquisition price per share were as follows:

Period	(a) Total Number of Shares Acquired	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Program
July 1, 2015 to July 31, 2015	—	$—	Not applicable	Not applicable
August 1, 2015 to August 31, 2015	—	$—	Not applicable	Not applicable
September 1, 2015 to September 30, 2015	2,296	$0.52	Not applicable	Not applicable
Total	2,296	$0.52
Item 5. Other Information
None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

101
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three- and nine-months ended September 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three- and nine-months ended September 30, 2015 and 2014, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, (v) Footnotes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ION GEOPHYSICAL CORPORATION

By	/s/ Steven A. Bate
Steven A. Bate
Executive Vice President and Chief Financial Officer
Date: November 5, 2015

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

101
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three- and nine-months ended September 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three- and nine-months ended September 30, 2015 and 2014, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, (v) Footnotes to Unaudited Condensed Consolidated Financial Statements.