Form 10-K
period 2015-12-31
ION GEOPHYSICAL CORP
filed 2016-02-11
CIK 866609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 30, 2015 (the last business day of the registrant’s second quarter of fiscal 2015), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $165.1 million based on the closing sale price per share ($16.05) on such date as reported on the New York Stock Exchange. On February 4, 2016, we completed a one-for-fifteen reverse stock split and our stock began trading on a reverse-split basis on February 5, 2016. The closing sale price has been retroactively adjusted to reflect the one-for-fifteen reverse stock split completed on February 4, 2016.
As of February 5, 2016, the number of shares of common stock, $0.01 par value, outstanding was 10,567,558 shares. The number of shares has been retroactively adjusted to reflect the one-for-fifteen reverse stock split completed on February 5, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders scheduled to be held on May 18, 2016, to be filed pursuant to Regulation 14A	Part III

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
Item 1. Business
ION is a Delaware corporation. Our predecessor entity was incorporated in 1979. We are a global, technology-focused company that provides geoscience technology, services and solutions to the global oil and gas industry. Our offerings are designed to allow oil and gas exploration and production (“E&P”) companies to obtain higher resolution images of the Earth’s subsurface during E&P operations to reduce their risk in exploration and reservoir development. We acquire, process and interpret seismic data from seismic surveys in regional data programs, which then become part of our multi-client data library. The seismic surveys for our data library business are pre-funded, or underwritten, in part by our customers, and, with the exception of our ocean bottom seismic (“OBS”) data acquisition company, OceanGeo B.V. (“OceanGeo”), we contract with third party seismic data acquisition companies to shoot and acquire the seismic data, all of which is intended to minimize our risk exposure. We serve customers in most major energy producing regions of the world from strategically located offices in 27 cities on six continents.
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
For decades we have been engaged in providing innovative seismic data acquisition technology, such as multicomponent imaging with VectorSeis® products, the ability to record seismic data from basins that underlie ice fields in polar regions, and cableless seismic techniques. The advanced technologies we currently offer include our Orca® and Gator® command and control software systems, WiBand® broadband data processing technology, Calypso® OBS acquisition system, Narwhal™ (software system) for ice management, and other technologies, each of which is designed to deliver improvements in both image quality and productivity. In 2015, we completed field testing of our Marlin™ solution for optimizing simultaneous operations during marine seismic data acquisition. We have over 500 patents and pending patent applications in various countries around the world. Approximately 50% of our employees are involved in technical roles and over 26% of our employees have advanced degrees.
Solutions. Our Solutions business provides two distinct service activities that often work together.
Our Ventures group (formerly known as our GeoVentures® group) provides services designed to manage the entire seismic process, from survey planning and design to data acquisition and management, to final subsurface imaging and reservoir characterization. Our Ventures group focuses on the technologically intensive components of the image development process, such as survey planning and design, and data processing and interpretation, outsourcing the logistics components (such as field acquisition) to experienced seismic and other geophysical contractors.
Our Imaging Services group (formerly known as our GX Technology (GXT) group) offers data processing and imaging services designed to help our E&P customers reduce exploration and production risk, evaluate and develop reservoirs, and increase production. This group develops a series of subsurface images by applying its processing technology to data owned or licensed by its customers. We maintain more than 15 petabytes of seismic data digital information storage in 4 global data centers, including two core data centers located in Houston and in the U.K.

Our Solutions business focuses on providing services and products for challenging environments, such as the Arctic frontier; complex and hard-to-image geologies, such as deepwater subsurface salt formations in the Gulf of Mexico and offshore East and West Africa and Brazil; unconventional reservoirs, such as those found in shale, tight gas and oil sands formations; and offshore basin-wide seismic data and imaging programs. Since 2002, our basin exploration seismic data programs have resulted in a substantial data library that covers significant portions of many of the frontier basins in the world, including offshore East and West Africa, India, South America, the Arctic, the deepwater Gulf of Mexico and Australia.
Our E&P Advisors group partners with E&P operators, energy industries and capital institutions to capture and monetize E&P opportunities worldwide. This group provides technical, commercial and strategic advice across the exploration and production value chain, working at basin, prospect and field scales.
Software. Our Software business provides command and control software systems, related software and services for towed marine streamer and ocean bottom seismic operations, as well as survey design. Our Orca software is installed on towed streamer marine vessels worldwide, and our Gator software is a component of many re-deployable and permanent ocean bottom seismic monitoring systems.
In 2013, we introduced our Narwhal for ice management system, and in 2015, we completed field testing our Marlin solution for optimizing simultaneous operations during marine seismic data acquisition. Both of these systems are part of our E&P software solutions for operations management.
Systems. Our Systems business is engaged in the manufacture of (i) re-deployable ocean bottom cable seismic data acquisition systems (for OceanGeo’s use in OBS data acquisition); (ii) marine towed streamer positioning and control systems; and (iii) geophone sensors.
Ocean Bottom Services (“OBS”). In 2014, we increased our ownership interest in OceanGeo from 30% to 100%. Through the addition of OceanGeo, ION offers a fully integrated OBS solution designed to maximize seismic image quality, operational efficiency and safety. The integrated OBS solution includes expert survey design, planning and optimization, superior data captured using multicomponent acquisition systems available exclusively to OceanGeo; data acquisition by the experienced team at OceanGeo; and data processing, interpretation and reservoir services, by our Imaging Services experts. For information regarding our acquisition of OceanGeo, see Footnote 14 “Acquisition of OceanGeo” of Footnotes to Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K.
INOVA Geophysical. We conduct our land seismic equipment business through INOVA Geophysical, a joint venture with BGP Inc., which is a subsidiary of China National Petroleum Corporation (“CNPC”). BGP is generally regarded as the world’s largest land geophysical service contractor. BGP owns a 51% equity interest in INOVA Geophysical, and we own the remaining 49% interest. INOVA manufactures cable-based and cableless seismic data acquisition systems, digital sensors, vibroseis vehicles (i.e., vibrator trucks), and source controllers for detonator and energy source business lines. We wrote our investment in INOVA down to zero as of December 31, 2014. For a discussion of the impairment of our equity method investment in INOVA, see Footnote 15 “Equity Method Investments” of Footnotes to Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K.
Seismic Industry Overview
1930s – 1970s. Since the 1930s, oil and gas companies have sought to reduce exploration risk by using seismic data to create an image of the Earth’s subsurface. Seismic data is recorded when listening devices placed on the Earth’s surface or ocean bottom floor, or carried within the streamer cable of a towed streamer vessel, measure how long it takes for sound vibrations to echo off rock layers underground. For seismic data acquisition onshore, the acoustic energy producing the sound vibrations is generated by the detonation of small explosive charges or by large vibroseis (vibrator) vehicles. In marine acquisition, the energy is provided by a series of air guns that deliver compressed air into the water column.
The acoustic energy propagates through the subsurface as a spherical wave front, or seismic wave. Interfaces between different types of rocks will both reflect and transmit this wave front. Onshore, the reflected signals return to the surface where they are measured by sensitive receivers that are analog coil-spring geophones. Offshore, the reflected signals are recorded by either hydrophones towed in an array behind a streamer acquisition vessel or by multicomponent geophones or MEMS sensors that are placed directly on the ocean floor. Once the recorded seismic energy is processed using advanced algorithms and workflows, images of the subsurface can be created to depict the structure, lithology (rock type), fracture patterns, and fluid content of subsurface horizons, highlighting the most promising places to drill for oil and natural gas. This processing also aids in engineering decisions, such as drilling and completion methods, as well as decisions affecting overall reservoir production as well as guiding economic decisions relating to drilling risk and reserves in place.

Typically, an E&P company engages the services of a geophysical acquisition contractor to prepare site locations, coordinate logistics, and acquire seismic data in a selected area. The E&P company generally relies upon third parties, such as ION, to provide the contractor with equipment, navigation and data management software, and field support services necessary for data acquisition. After the data is collected, the same geophysical contractor, a third-party data processing company, our Imaging Services group or the E&P company itself will process the data using proprietary algorithms and workflows to create a series of seismic images. Geoscientists then interpret the data by reviewing the images and integrating the geophysical data with other geological and production information such as well logs or core information.
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
1990s. As commodity prices decreased in the late 1990s and the pace of innovation in 3-D seismic imaging technology slowed, E&P companies slowed the commissioning of new seismic surveys. Also, business practices employed by geophysical contractors impacted demand for seismic data. In an effort to sustain higher utilization of existing capital assets, geophysical contractors increasingly began to collect speculative seismic data for their own account in the hopes of selling it later to E&P companies. These generic, speculative, multi-client surveys were not tailored to meet the unique imaging objectives of individual clients and caused an oversupply of seismic data in many regions. Additionally, since contractors incurred most of the costs of this speculative seismic data at the time of acquisition, contractors lowered prices to recover as much of their fixed investment as possible, which drove operating margins down. During the 1990’s, the accuracy of 3-D seismic surveys improved to the point that a survey acquired after significant oil production could be compared to a pre-production survey, and maps of the drainage pattern of the reservoir could be produced. This technique became known as time lapse, or 4-D seismic.
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
The financial crisis that occurred in 2008 and the resulting economic downturn drove hydrocarbon prices down sharply; this had the effect of sharply reducing exploration activities in North America and in many parts of the world. Crude oil prices rebounded in 2013, and into 2014 with oil prices exceeding $100 per barrel, and U.S. oil production surged far beyond what even the most optimistic forecasts predicted. In the fourth quarter of 2014, however, oil prices began to decline significantly, as signs emerged that non-U.S. demand was weakening. The plunge accelerated in late November when OPEC decided to maintain production despite the lower demand and prices. Between September and December 2014, WTI and Brent crude oil prices dropped by approximately half. Between January 1, 2015 and December 31,2015, WTI and Brent crude oil prices dropped by approximately 30%.

Throughout 2014, and 2015, and continuing into 2016, oil companies began prioritizing shareholder returns and cash flow generation over hydrocarbon resource growth, minimizing discretionary spending and shifting their focus from exploration to production. This shift, which has been magnified by the effect of very low global oil prices in 2015 and 2016, is causing a contraction in E&P spending on seismic for exploration purposes. When spending on seismic for exploration purposes contracts, typically the seismic companies hardest hit are towed streamer contractors, who find themselves with excess vessel capacity. In addition, oil and gas companies tend to shift to reprocessing existing seismic data as a more cost-effective alternative to acquiring new data.
Our Strategy
The key elements of our business strategy are to:

•
Leverage our key technologies to provide integrated solutions to oil and gas companies, across the entire E&P lifecycle. More of our customers are seeking fully integrated offerings from seismic companies, from survey planning and design, to leading technology differentiation in acquisition and processing. We have transformed our Company from an equipment provider to an integrated service provider, where leading equipment and software technologies underpin our solution offerings. The growth in our Solutions business over the past decade is a testament to our steadfast execution of this strategy. Whereas our solutions, including our BasinSPANTM 2-D seismic programs, were focused on the earlier, frontier exploration, phase of the E&P lifecycle, our newest offering, OBS services through OceanGeo, is geared to the later, less volatile, production phase of the E&P lifecycle leveraging our internally developed technology, including CalypsoTM, our newest OBS data acquisition system.

•
Expand and globalize our Solutions business. We seek to expand and grow our Solutions business into new regions, with new customers and new offerings, including proprietary services for E&P companies through our imaging services and Ventures multi-client businesses. Historically known for our 2-D programs, we entered the 3-D multi-client market in 2013 by acquiring and processing our first survey offshore Ireland. For the foreseeable future, we expect the majority of our future investments to be in research and development and computing infrastructure for our data processing business and to support our multi-client projects. We believe this focus better positions our company as a full-service technology company with an increasing proportion of revenues derived from E&P customers.

•
Continue investing in advanced software and equipment technology to provide next generation services and products. We intend to continue investing in the development of new technologies for use by E&P companies. In particular, we intend to focus on the development of the next generation of our OBS data imaging technology, our Narwhal ice management system, our Marlin simultaneous operations software, and derivative products, with the goal of obtaining technical and market leadership in what we continue to believe are important and expanding markets. In 2015, our total investment in research and development and engineering was equal to approximately 12% of our total net revenue for the year.

•
Collaborate with our customers to provide products and solutions designed to meet their needs. A key element of our business strategy has been to understand the challenges faced by E&P companies in seismic survey planning, seismic data acquisition, processing, and interpretation. We will continue to develop and offer technology and services that enable us to work with E&P companies to solve their unique challenges, especially in the harshest and most extreme environments around the world. We have found that a collaborative relationship with E&P companies, with a goal of better understanding their imaging challenges and then working with them to assure them that the right technologies are properly applied, is the most effective method for meeting their needs. Our goal of being a full solutions provider to solve the most difficult challenges for our customers is an important element of our long-term business strategy, and we are implementing this partnership approach globally through local personnel in our regional organizations who understand the unique challenges in their areas. We formed an E&P Advisors group in 2015 designed to focus specifically on this element of our strategy.

Our Strengths
We believe that we are solidly positioned to successfully execute the key elements of our business strategy based on the following competitive strengths:

•
We are leveraging our key technologies to provide integrated solutions to oil and gas companies. More of our customers are seeking fully integrated offerings from seismic companies, from survey planning and design, to leading technology differentiation in acquisition and processing. ION has become an integrated service provider for both towed streamer and ocean bottom seismic services, through service offerings by our Solutions segment.

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

•
Our “asset light” strategy enables us to avoid significant fixed costs and to remain financially flexible. We do not own a fleet of marine vessels and, with the exception of OceanGeo, we do not provide our own seismic crews to acquire seismic data. We outsource a majority of our seismic data acquisition activity to third parties that operate their own fleets of seismic acquisition vessels and equipment. Doing so enables us to avoid the fixed costs associated with these assets and personnel and to manage our business in a manner designed to afford us the flexibility to quickly decrease our costs or capital investments in the event of a downturn, as we have experienced in 2014 and 2015. We actively manage the costs of developing our multi-client data library business by requiring our customers to partially pre-fund, or underwrite, the investment for any new project. Our target goal is to have a vast majority of the total cost of each new project’s data acquisition to be underwritten by our customers. We believe this conservative approach to data library investment is the most prudent way to reduce the impact of any sudden reduction in the demand for seismic data giving us the flexibility to aggressively reduce cash outflows as we have successfully implemented in the current industry downturn.

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

•
We have a diversified and blue chip customer base. We provide services and products to a diverse, global customer base that includes many of the largest oil and gas and geophysical companies in the world, including national oil companies (NOCs) and international oil companies (IOCs). Over the past decade, we have made significant progress in expanding our customer list and revenue sources. Whereas almost all of our revenues in 2003 were derived principally from seismic contracting companies, in 2015 E&P companies accounted for approximately 70% of our total revenues. Even though we provide services and products to some of the largest companies in the world, no single customer accounted for more than 10% of our total revenue in 2013, 2014 or 2015. We focus our sales and marketing efforts on high-quality, historically creditworthy customers.

Services and Products
Solutions Segment
Our Solutions segment includes the following:
Ventures — Our Ventures group provides complete seismic data services, from survey planning and design through data acquisition to final subsurface imaging and reservoir characterization. We work backwards through the seismic workflow, with the final image in mind, to select the optimal survey design, acquisition technology, and processing techniques.
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
Since 2002, we have acquired and processed a growing multi-client data library consisting of non-exclusive marine and ocean bottom data from around the world. The majority of the data licensed by ION consists of ultra-deep 2-D seismic data that E&P companies use to evaluate petroleum reservoirs at the basin level, including insights into the character of source rocks and sediments, migration pathways, and reservoir trapping mechanisms. In many cases, we extend beyond seismic data to include magnetic, gravity, well log, and electromagnetic information, to provide a more comprehensive picture of the subsurface. Known as “BasinSPAN” programs, these geophysical surveys cover most major offshore basins worldwide and we’re continuing to build on them. In addition to our 2-D multi-client programs, in 2013 we acquired our first 3-D marine proprietary program and signed a strategic agreement with Polarcus Limited, a marine geophysical company, to jointly plan and execute 3-D marine multi-client surveys worldwide, and in 2013, we jointly acquired and processed our first 3-D survey offshore Ireland.

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
In 2014, we wrote down the value of our multi-client data library, primarily associated with Arctic and onshore North American programs by $100.1 million due to current market conditions. The decline in crude oil prices to 12-year lows negatively impacted the economic outlook of our E&P customers. In response to the decline in crude oil prices, E&P companies turned their focus to spending reductions, with exploration spending receiving the largest reductions and seismic spending being one of the most discretionary parts of their exploration budgets. These reductions in exploration spending have had an impact on our results of operations in 2014 and 2015. Sales of Arctic programs have been specifically impacted by events in Russia and the U.S. government canceling future license rounds in Alaska. The decline in crude oil prices as well as U.S. and European Union sanctions against Russia related to Russia’s actions in Ukraine, both contributed to the devaluation of the Russian ruble which placed significant pressure on our Russian-based customers and negatively impacted the appeal of seismic data located in Russia to potential non-Russian buyers. In 2015, further declines in oil prices caused in part by the oversupply of crude oil, including the Iran nuclear deal, which allows Iran to export more oil, has caused concerns about further increasing supply. These events have continued to impact North America. E&P customer spending in the natural gas shale plays has been limited due to associated gas being produced from unconventional oil wells in North America increasing natural gas supplies and putting downward pressure on natural gas prices. The number of rigs working in North America has decreased by approximately 62% since late November 2014.
Seismic Data Processing Services — Our Imaging Services group is a strong market participant in advanced marine, and land seismic data processing, imaging, and reservoir services. In addition to applying processing and imaging technologies to data owned or licensed by its customers, we also provide our customers with seismic data acquisition support services, such as data pre-conditioning for imaging and quality control of seismic data acquisition.
We utilize a globally distributed network of Linux-cluster processing centers in combination with our major hubs in Houston and London to process seismic data using advanced, proprietary algorithms and workflows.
Our Imaging team has pioneered several differentiated processing and imaging solutions for both offshore and onshore environments including: Reverse Time Migration, Surface Related Multiple Elimination, and WiBand broadband deghosting. In 2013, we commercially released our new Full Waveform Inversion and non-parametric picking tomography techniques to improve subsurface image resolution in areas with complex geologies. The advantages of these techniques are that they allow for the resolution of complex, small-scale velocity variations. In 2014, we introduced PrecisION™, an innovative compressed seismic inversion technique that is designed to build Earth reconstructions with improved accuracy and aid geoscientists in better quantifying exploration and development risk and uncertainty. In 2015, the focus of our Imaging team has been on the application of our differentiated technology, expertise and access to BasinSPAN data to work with key customers to deliver seismic velocity models and images consistent with geology. In 2015, we released our next generation data processing system, Perseus, which removes our dependence on third party software and has yielded improvements of over four times on our key processes. In a low oil price environment ION Imaging has increasingly adapted to meet the growing need to deliver high value information by reprocessing old data with the latest imaging technology. In addition to processing our own multi-client BasinSPAN 2-D programs and regionally calibrated 3-D programs, our proprietary processing and imaging business has been focused on key customers with complex 3-D imaging challenges predominantly in the marine environment - both towed streamer and seabed. Our focus on close collaboration with key customers has been rewarded by repeat business such as the recent award of a contract extension from PEMEX.
Quantitative Interpretation — The Imaging Services group also offers solutions “downstream” of seismic data processing workflows that enable E&P companies to develop their reservoirs and increase production. This is accomplished by integrating geophysical, geological, petrophysical and rock physics information to identify lithology, fluid or fracture within hydrocarbon reservoirs. Once understood, this information may be used for better well placement and more effective well completions.
At December 31, 2015, our Solutions segment backlog, which consists of commitments for (i) data processing work and (ii) both multi-client new venture and proprietary projects that have been underwritten, has declined to $19.2 million compared with $46.7 million at December 31, 2014. Our Solutions segment’s fiscal-year-end backlog includes signed contracts that we can usually fulfill within approximately six months. Investments in our multi-client data library are dependent upon the timing of our new ventures projects and the availability of underwriting by our customers. Our asset light strategy enables us to scale our business to avoid significant fixed costs and to remain financially flexible as we manage the timing and levels of our capital expenditures.

E&P Advisory Services — Our E&P Advisors group partners with E&P operators, energy industries and capital institutions to capture and monetize E&P opportunities worldwide. This group provides technical, commercial and strategic advice across the exploration and production value chain, working at basin, prospect and field scales. E&P Advisors couple ION’s proven technical capabilities with the industry’s best commercial and strategic minds to deliver fit-for-purpose solutions, employing a variety of commercial models specific to our clients’ needs.
Software Segment
Through this segment, we supply command and control software systems and related services for towed marine streamer and OBS operations. Software developed by our Software group is installed on towed streamer marine vessels worldwide and is a component of many re-deployable and permanent ocean bottom monitoring systems. An advantage of our underlying software platform is that it provides common components from which to build other applications. This enables the acceleration of development and commercialization of new products as market opportunities are identified. Our Narwhal for ice management system, which we released in 2013, is such an example, as is Marlin, our new software solution for optimizing simultaneous operations during marine seismic data acquisition.
Products and services for our Software segment include the following:
Towed Streamer Navigation System — Our command and control software for towed streamer acquisition, Orca, integrates acquisition, planning, positioning, source and quality control systems into a seamless operation.
Ocean Bottom Navigation System — Gator II is our integrated navigation and data management system for multi-vessel OBS, electromagnetic and transition zone operations.
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
Operations Management — In 2013, we introduced the first fully integrated ice management system designed to reduce risk and improve efficiency in seismic data acquisition and drilling operations in or near ice, such as in the Arctic. The patented Narwhal system enables operators to gather, monitor and analyze data from various sources, including satellite imagery, ice charts, radar, manual observations, and wind and ocean currents, to forecast and predict ice movements in these harsh environments. With this ability to track, forecast and monitor potential ice threats, operators can make informed, proactive decisions to ensure the safety of individuals, assets and the environment, while minimizing operational downtime. More importantly, we applied this technology to develop and commercialize our Marlin solution for managing simultaneous operations during marine seismic data acquisition.
Systems Segment
Our Systems segment products include the following:
Marine Acquisition Systems — We believe that the market for ocean bottom seismic imaging is growing. E&P companies have shown increased interest in ocean bottom seismic activities, consistent with their desire for higher-quality seismic imaging for complex geological formations and more detailed reservoir characteristics. Since introducing our first ocean bottom acquisition system, VSO, in 2004, we have continued to develop advanced ocean bottom systems, which we are putting to use through OceanGeo.
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

Marine Positioning Systems — Our manufactured marine streamer positioning system includes streamer cable depth control devices, lateral control devices, compasses, acoustic positioning systems and other auxiliary sensors. This equipment is designed to control the vertical and horizontal positioning of the streamer cables and provides acoustic, compass and depth measurements to allow processors to tie navigation and location data to geophysical data to determine the location of potential hydrocarbon reserves. DigiBIRD II® are designed to maintain streamers at pre-defined target depths more safely, efficiently, and cost effectively than ever before by eliminating workboat operations for battery changes on the majority of seismic surveys. DigiFIN® is an advanced lateral streamer control system that we commercialized in 2008. DigiFIN is designed to maintain tighter, more uniform marine streamer separation along the entire length of the streamer cable, which allows for better sampling of seismic data and improved subsurface images. We believe that DigiFIN also enables faster line changes and minimizes the requirements for in-fill seismic work.
Geophones — Geophones are land sensor devices that measure acoustic energy reflected from rock layers in the Earth’s subsurface using a mechanical, coil-spring element. We manufacture and market a full suite of geophones and geophone test equipment that operate in most environments, including land surface, transition zone and downhole. Our geophones are used in other industries as well.
Ocean Bottom Services Segment
ION offers a fully-integrated OBS solution that includes expert survey design, planning and optimization, to maximize seismic image quality, safe, efficient data acquisition by the experienced team at OceanGeo; superior imaging via OceanGeo’s exclusive use of our VSO systems; and data processing, interpretation and reservoir services through ION.
INOVA Geophysical Products
INOVA manufactures cable-based (G3i® and ARIES®) and cableless (Hawk®) seismic data acquisition systems, digital sensors (AccuSeis™ and VectorSeis), vibroseis vehicles (i.e., vibrator trucks, known as AHV-IV™ and UNIVIB®), and source controllers for detonator and energy source (Vib Pro™ and Shot Pro™ II) business lines. We wrote our investment in INOVA down to zero as of December 31, 2014. For a discussion of the impairment of our equity method investment in INOVA, see Footnote 15 “Equity Method Investments” of Footnotes to Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K.
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
During 2015, our research and development efforts were aimed at developing strategic key technologies across all business lines. A large part of this effort was focused on the final phases of development of our Calypso re-deployable ocean bottom acquisition system, which we plan to put into service through our Ocean Bottom Services segment. Within the seismic data processing business, we continued to invest in productivity enhancements and in technologies aimed at handling increasingly complex data acquisition environments and at areas with difficult-to-image subsurface geology. We invested in Marlin, a software system for managing simultaneous marine seismic operations. We also continued research and development into maximizing the value of full-wave seismic data, particularly the extraction of new and more accurate subsurface information with a special emphasis on marine ocean bottom imaging.
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
Markets and Customers
Our primary customers are E&P companies to whom we market and offer services, primarily imaging-related processing services from our Imaging Services group, multi-client seismic data programs from our Ventures group, and OBS data acquisition services through OceanGeo, as well as consulting services from our E&P Advisors and Software group. Secondarily, seismic contractors purchase our towed streamer data acquisition systems and related equipment and software to collect data in accordance with their E&P company customers’ specifications or for their own seismic data libraries.

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
We sell our services and products through a direct sales force consisting of employees and international third-party sales representatives responsible for key geographic areas. The majority of our foreign sales are denominated in U.S. dollars. During 2015, 2014 and 2013, sales to destinations outside of North America accounted for approximately 66%, 74% and 73% of our consolidated net revenues, respectively. Further, systems and equipment sold to domestic customers are frequently deployed internationally and, from time to time, certain foreign sales require export licenses.
Traditionally, our business has been seasonal, with strongest demand typically in the fourth quarter of our fiscal year.
For information concerning the geographic breakdown of our net revenues, see Footnote 3 “Segment and Geographic Information” of Footnotes to Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K for additional information.
Competition
Our Imaging Services group within our Solutions segment competes with more than a dozen companies that provide data processing services to E&P companies. See “ – Services and Products – Solutions Segment.” While the barriers to enter this market are relatively low, we believe the barriers to compete at the higher end of the market–the advanced pre-stack depth migration market where our efforts are focused–are significantly higher. At the higher end of this market, CGG (an integrated geophysical company) and Schlumberger (a large integrated oilfield services company), are our Solutions segment’s two primary competitors for advanced imaging services. Both of these companies are significantly larger than ION in terms of revenue, processing locations, and sales, marketing and financial resources. In addition, both CGG and Schlumberger possess an advantage in the data processing arena, as part of more vertically integrated seismic contractor companies; for example, when these companies acquire large 3-D multi-client surveys, the internal data processing organization will usually be awarded the data processing without any requirement to compete with external vendors. CGG and Schlumberger, along with other competitors, TGS-NOPEC Geophysical Company ASA and Spectrum ASA, also develop and sell data libraries that compete with our BasinSPAN data libraries. BGP also competes in this space by primarily partnering with other competitors to develop and sell data libraries.
In the OBS market, OceanGeo competes with a number of companies, including WesternGeco, Fairfield Nodal, Seabed GeoSolutions (a joint venture of Fugro and CGG), Magseis and BGP. The OBS market primarily addresses the production end of the E&P business. This market is primarily vertically integrated with a variety of proprietary technologies, comprising both cable and nodal systems. Most companies operate one to three crews, and there have been three new entrants in the last few years.
The market for seismic services and products is highly competitive and characterized by frequent changes in technology. Our principal competitor for marine seismic equipment is Sercel (a manufacturing subsidiary of CGG). Sercel has the advantage of being able to sell its products and services to its parent company that operates both land and marine crews, providing it with a significant and stable internal market and a greater ability to test new technology in the field. The recent downturn in the industry has disrupted traditional buying patterns. We have seen a generally increasing trend of companies such as Petroleum GeoServices ASA (“PGS”) developing their own instrumentation to create a competitive advantage through products such as Geostreamer. We also compete with other seismic equipment companies on a product-by-product basis. Our ability to compete effectively in the manufacture and sale of seismic instruments and data acquisition systems depends principally upon continued technological innovation, as well as pricing, system reliability, reputation for quality and ability to deliver on schedule.
Some seismic contractors design, engineer and manufacture seismic acquisition technology in-house (or through a network of third-party vendors) to differentiate themselves. Although this technology competes directly with our marine streamer, and ocean bottom equipment, it is not usually made available to other seismic acquisition contractors. However, the risk exists that other seismic contractors may decide to develop their own seismic technology, which would put additional pressure on the demand for our acquisition equipment.

In addition, we expect continued reductions in the market for spare parts and service of existing equipment as a result of the fleet reductions currently occurring in the marine seismic market. By 2017, we expect the number of 2-D and 3-D marine streamer vessels, including those in operation, under construction, or announced additions to capacity, to decrease by six, to approximately 88 vessels total. This 2017 projection has decreased by 30 vessels from the projection one year ago. In addition, there has been an increase in recent years of consolidation within the sector, with the major vessel operators - CGG, WesternGeco and PGS - all acquiring new market entrants in the last several years. In 2013, CGG acquired the geoscience division of Fugro, an international energy infrastructure company. This acquisition has resulted in 50% of the high-end 3-D seismic capacity being concentrated among the largest three companies - CGG, WesternGeco and PGS. Those three companies are vertically integrated with technology that uniquely differentiates them from the rest of the players. This consolidation reduces the number of potential customers and vessel outfitting opportunities for us. During the downturn in the price of crude oil and the resulting reduction in capital expenditures by E&P companies, we anticipate that older, smaller and less efficient vessels will drop out of the fleet to be replaced by newer vessels.
In the land seismic equipment market, where INOVA competes, the principal competitors are Sercel and Geospace Technologies. INOVA is a joint venture with BGP as a majority stake owner. BGP purchases land seismic equipment from both INOVA and its competitors.
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
The information contained in this Annual Report on Form 10-K contains references to trademarks, service marks and registered marks of ION and our subsidiaries, as indicated. Except where stated otherwise or unless the context otherwise requires, the terms “GeoVentures,” “VectorSeis,” “ARIES II,” “DigiFIN,” “DigiCOURSE,” “Hawk,” “Orca,” “Reflex,” “G3i,” “Calypso,” “WiBand,” and “UNIVIB” refer to the GEOVENTURES®, VECTORSEIS®, ARIES® II, DIGIFIN®, DIGICOURSE®, ORCA®, REFLEX®, Calypso®, WiBand®, and UNIVIB® registered marks owned by ION or INOVA Geophysical, and the terms “BasinSPAN,” “DigiSTREAMER,” “Gator,” “AHV-IV,” “Vib Pro,” “Shot Pro,” “Optimiser,” “ResSCAN,” “Narwhal,” “AccuSeis,” “PrecisION” and “Marlin” refer to the BasinSPAN™, DigiSTREAMER™, GATOR™, AHV-IV™, Vib Pro™, Shot Pro™, Optimiser™, ResSCAN™, Narwhal™, AccuSeis™, PrecisION™ and Marlin™ trademarks and service marks owned by ION or INOVA Geophysical.
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
Employees
As of December 31, 2015, we had 560 regular, full-time employees, 362 of whom were located in the U.S. From time to time and on an as-needed basis, we supplement our regular workforce with individuals that we hire temporarily or retain as independent contractors in order to meet certain internal manufacturing or other business needs. Our U.S. employees are not represented by any collective bargaining agreement, and we have never experienced a labor-related work stoppage. We believe that our employee relations are satisfactory.
Financial Information by Segment and Geographic Area
For a discussion of financial information by business segment and geographic area, see Footnote 3 “Segment and Geographic Information” of Footnotes to Consolidated Financial Statements.
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

•	future levels of capital expenditures of our customers for seismic activities;

•	future oil and gas commodity prices;

•	the effects of current and future worldwide economic conditions (particularly in developing countries) and demand for oil and natural gas and seismic equipment and services;

•	future cash needs and future availability to fund our operations and pay our obligations;

•	the effects of current and future unrest in the Middle East, North Africa and other regions;

•	the timing of anticipated revenues and the recognition of those revenues for financial accounting purposes;

•	the effects of ongoing and future industry consolidation, including, in particular, the effects of consolidation and vertical integration in the towed marine seismic streamers market;

•	the timing of future revenue realization of anticipated orders for multi-client survey projects and data processing work in our Solutions segment;

•	future levels of our capital expenditures;

•	future government regulations, pertaining to the oil and gas industry;

•	expected net revenues, income from operations and net income;

•	expected gross margins for our services and products;

•	future benefits to be derived from our OceanGeo subsidiary;

•	future seismic industry fundamentals, including future demand for seismic services and equipment;

•	future benefits to our customers to be derived from new services and products;

•	future benefits to be derived from our investments in technologies, joint ventures and acquired companies;

•	future growth rates for our services and products;

•	the degree and rate of future market acceptance of our new services and products;

•	expectations regarding E&P companies and seismic contractor end-users purchasing our more technologically-advanced services and products;

•	anticipated timing and success of commercialization and capabilities of services and products under development and start-up costs associated with their development;

•	future opportunities for new products and projected research and development expenses;

•	expected continued compliance with our debt financial covenants;

•	expectations regarding realization of deferred tax assets; and

•	anticipated results with respect to certain estimates we make for financial accounting purposes.
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
In June 2009, WesternGeco L.L.C. (“WesternGeco”) filed a lawsuit, styled WesternGeco L.L.C. v. ION Geophysical Corporation, against us in the United States District Court for the Southern District of Texas, Houston Division (for additional information, see Item 3. “Legal Proceedings” below). In the lawsuit, WesternGeco alleged that we had infringed several method and apparatus claims contained in four of its United States patents regarding marine seismic streamer steering devices.
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

In June 2013, the presiding judge entered a Memorandum and Order, denying our post-verdict motions that challenged the jury’s infringement findings and the damages amount. In the Memorandum and Order, the judge also stated that WesternGeco is entitled to be awarded supplemental damages for the additional DigiFIN units that were supplied from the United States before and after trial that were not included in the jury verdict due to the timing of the trial. In October 2013, the judge entered another Memorandum and Order, ruling on the number of DigiFIN units that are subject to supplemental damages and also ruling that the supplemental damages applicable to the additional units should be calculated by adding together the jury’s previous reasonable royalty and lost profits damages awards per unit, resulting in supplemental damages of $73.1 million.
In April 2014, the judge entered another Order, ruling that lost profits should not have been included in the calculation of supplemental damages in the October 2013 Memorandum and Order (the “Order”) and reducing the supplemental damages award in the case from $73.1 million to $9.4 million. In the Order, the judge also further reduced the damages award in the case by $3.0 million to reflect a settlement and license that WesternGeco entered into with a customer of ours that had purchased and used DigiFIN units that were also included in the damage amounts awarded against us.
In May 2014, the judge signed and entered a Final Judgment against us in the amount of $123.8 million. The Final Judgment also included an injunction that enjoins us, our agents and anyone acting in concert with us, from supplying in or from the United States the DigiFIN product or any parts unique to the DigiFIN product, or any instrumentality no more than colorably different from any of these products or parts, for combination outside of the United States. We have conducted our business in compliance with the district court’s orders in the case, and we have reorganized our operations such that we no longer supply the DigiFIN product or any parts unique to the DigiFIN product in or from the United States.
We and WesternGeco each appealed the Final Judgment to the United States Court of Appeals for the Federal Circuit in Washington, D.C. On July 2, 2015, the Court of Appeals reversed in part the Final Judgment, holding the district court erred by including lost profits in the Final Judgment. Lost profits were $93.4 million and prejudgment interest on the lost profits was approximately $10.9 million of the $123.8 million Final Judgment award. Pre-judgment interest on the lost profits portion will be treated in the same way as the lost profits. Post-judgment interest will likewise be treated in the same fashion. On July 29, 2015, WesternGeco filed a petition for rehearing en banc before the Court of Appeals. On October 30, 2015, the Court of Appeals denied WesternGeco’s petition for rehearing en banc. WesternGeco has up to 90 days to determine whether or not it will file a writ of certiorari requesting that the U.S. Supreme Court review the Court of Appeals’ decision. On January 14, 2016, WesternGeco filed a motion to extend until February 26, 2016 the period of time it has to file a writ of certiorari requesting that the U.S. Supreme Court review the Court of Appeals’ decision. WesternGeco has also filed a motion requesting that the district court enforce the approximately $22.0 million in royalty damages without regard to whether or not WesternGeco files a writ of certiorari with the U.S. Supreme Court. We have opposed the motion and it has not yet been scheduled for a hearing.
As previously disclosed, we had previously taken a loss contingency accrual of $123.8 million. As a result of the reversal by the Court of Appeals, as of June 30, 2015, we reduced our loss contingency accrual to its current amount of $22.0 million. Our assessment of our potential loss contingency may change in the future due to developments in the case and other events, such as changes in applicable law, and such reassessment could lead to the determination that no loss contingency is probable or that a greater or lesser loss contingency is probable. Any such reassessment could have a material effect on our financial condition or results of operations.
In order to stay the judgment during the appeal, we arranged with sureties to post an appeal bond with the trial court on our behalf in the amount of $120.0 million on May 9, 2014. The terms of the appeal bond arrangements provide the sureties the contractual right for as long as the bond is outstanding to require us to post cash collateral for up to the full amount of the bond. If the sureties exercise their right to require collateral while the appeal bond is outstanding, we would intend to utilize a combination of cash on hand and undrawn balances available under our Credit Facility (as defined below). If we are required to collateralize the full amount of the bond, we might also seek additional debt and/or equity financing. The collateralization of the full amount of the bond could have a material adverse effect on our liquidity. Any requirement that we collateralize the appeal bond will reduce our liquidity and may reduce the borrowings otherwise available under our Credit Facility. No assurances can be made whether our efforts to raise additional cash would be successful and, if so, on what terms and conditions, and at what cost we might be able to secure any such financing. On November 12, 2015, we have received a request for $11.0 million in collateral, and negotiations with the sureties regarding the request are ongoing. For additional discussion about our liquidity related to posting an appeal bond, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Meeting our Liquidity Requirements — Loss Contingency – WesternGeco Lawsuit” in Part II of this Form 10-K.

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
Since early 2014, crude oil prices have dropped by approximately 50%–70% as the non-U.S. economic outlook continues to weaken, North American production continues to expand, and more recently, Saudi Arabia has publicly stated its intention to support its global market share at the expense of lower prices.
The weakening economic outlook for non-U.S. oil demand, especially in China, has put more downward pressure on prices. Thus, the bottom-end of the price range for crude oil has decreased significantly beginning in the fourth quarter of 2015 compared to 2014.
In 2013 continuing through 2015, we started seeing decreased spending on exploration by E&P companies. As a result of recent decreases in crude oil prices, many E&P companies have announced that they are reducing their capital expenditures, which has resulted in diminished demand for our services and products and has caused downward pressure on the prices we charge or the level of work we do for our customers.
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
After a period of exploration-focused activities by E&P companies leading up to the fourth quarter of 2014, many E&P companies turned their focus more to production activities and less on exploration of prospects during 2015 as the continued decline in oil and gas prices resulted in decreasing revenues and prompted cost reduction initiatives across the industry. The World Bank recently slashed its forecast for oil prices for 2016, indicating that the cost of a barrel of crude is expected to stay near its current lows for the rest of 2016.  One recent survey indicated that upstream oil and gas companies plan to reduce spending by 15% globally in 2016, following a 23% decline in 2015, representing only the second time spending has declined in consecutive years since 1986 and 1987.  As of December 31, 2015, our Solutions segment backlog, consisting of commitments for data processing work and for underwritten multi-client new venture and proprietary projects by our was 59% less than our backlog existing as of December 31, 2014. Our Solutions backlog consists of commitments for both (i) data processing work, and (ii) multi-client new venture and proprietary projects largely underwritten by our customers. The decline in our backlog was primarily due to (i) the softening of customer underwriting for new ventures projects, and (ii) the delay of certain processing projects by customers. We expect the recently awarded contract extension from PEMEX to contribute toward rebuilding our backlog as additional work orders under this contract extension are received.
Our operating results are subject to fluctuations from period to period as a result of introducing new services and products, the timing of significant expenses in connection with customer orders, unrealized sales, levels of research and development activities in different periods, the product and service mix of our revenues and the seasonality of our business. Because some of our products feature a high sales price and are technologically complex, we generally experience long sales cycles for these types of products and historically incur significant expense at the beginning of these cycles, which may not ultimately occur. In addition, the revenues can vary widely from period to period due to changes in customer requirements and demand. These factors can create fluctuations in our net revenues and results of operations from period to period. Variability in our overall gross margins for any period, which depend on the percentages of higher-margin and lower-margin services and products sold in that period, compounds these uncertainties. As a result, if net revenues or gross margins fall below expectations, our results of operations and financial condition will likely be materially adversely affected.
Additionally, our business can be seasonal in nature, with strongest demand typically in the fourth calendar quarter of each year. Customer budgeting cycles at times result in higher spending activity levels by our customers at different points of the year.
Due to the relatively high sales price of many of our products and seismic data libraries, our quarterly operating results have historically fluctuated from period to period due to the timing of orders and shipments and the mix of services and products sold. This uneven pattern makes financial predictions for any given period difficult, increases the risk of unanticipated variations in our quarterly results and financial condition, and places challenges on our inventory management. Delays caused by factors beyond our control, such as the granting of permits for seismic surveys by third parties, the effect from disasters such as the Deepwater Horizon incident in the Gulf of Mexico and the availability and equipping of marine vessels, can affect our Solutions segment’s revenues from its imaging and multi-client services from period to period. Also, delays in ordering products or in shipping or delivering products in a given period could significantly affect our results of operations for that period. While we experienced an all-time record for data library sales in the fourth quarter of 2013, sales starting in 2014 and continuing through 2015 have been negatively impacted by a softening of exploration spending by our E&P customers. Fluctuations in our quarterly operating results may cause greater volatility in the market price of our common stock.
Our indebtedness could adversely affect our liquidity, financial condition and our ability to fulfill our obligations and operate our business.
As of December 31, 2015, we had approximately $186.3 million of total outstanding indebtedness, including $9.8 million of capital leases. As of December 31, 2015, there was no outstanding indebtedness under our Credit Facility. Under our Credit Facility, as amended, the lender has committed $40.0 million of revolving credit, subject to a borrowing base. As of December 31, 2015, we have full availability under the Credit Facility. The amount available will increase or decrease monthly as our borrowing base changes. We may also incur additional indebtedness in the future. If we are required to post collateral for an appeal bond with a surety during the appeal process, depending on the size of the bond and the level of required collateral, in order to collateralize the bond we might need to utilize a combination of cash on hand an undrawn sums available for borrowing under our Credit Facility, and possibly incur additional debt financing. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing below in this Form 10-K.

In May 2015, Moody’s Investor Services (“Moody’s”) downgraded our company’s corporate and debt ratings to Caa3. According to Moody’s, this downgrade reflects their expectation that our company will face unclear market conditions as a result of the decrease in crude oil and U.S. natural gas prices. Both Moody’s and S&P continue to hold a negative outlook on our company due to the weak seismic sector fundamentals and concerns around maintaining sufficient liquidity to fund contingent liabilities.
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
On February 4, 2016, we completed a one-for-fifteen reverse stock split, and our stock began trading on a reverse-split adjusted basis on February 5, 2016.  On February 5, 2016, the closing sale price for our common stock was $6.21 on the NYSE. We can provide no assurances that the reverse stock split will lead to a sustained increase in our share price or that it will allow us to regain compliance with the NYSE listing standards. Even if the reverse stock split does cause us to regain compliance, there can be no assurance that our share price will continue to remain in compliance with this standard. Our share price may be adversely affected due to, among other things, our financial results, market conditions and market perception of our business.
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
Our OceanGeo subsidiary involves numerous risks.
Our OceanGeo subsidiary is focused on operating as a seismic acquisition contractor concentrating on ocean bottom seismic (OBS) data acquisition. Although OceanGeo is actively pursuing several tenders for long-term work in 2016, the vessel was idle during 2015. There can be no assurance that we will achieve the expected benefits from this company. OceanGeo (and any future acquisitions that we may undertake) may result in unexpected costs, expenses and liabilities, which may have a material adverse effect on our business, financial condition or results of operations. OceanGeo may encounter further difficulties in developing and expanding its business.
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
We have in place insurance coverage against operating hazards, including product liability claims and personal injury claims, damage, destruction or business interruption related to OceanGeo’s equipment and services, and whenever possible, OceanGeo will obtain agreements from customers that limit our liability. We also carry war, strikes, terrorism and related perils coverage for OceanGeo. However, we cannot assure you that the nature and amount of insurance will be sufficient to fully indemnify OceanGeo and us against liabilities arising from pending and future claims or that its insurance coverage will be adequate in all circumstances or against all hazards, and that we will be able to maintain adequate insurance coverage in the future at commercially reasonable rates or on acceptable terms.

OceanGeo is also subject to, and exposes OceanGeo and us to, various additional risks that could adversely affect our results of operations and financial condition. These risks include the following:

•	increased costs associated with the operation of the business and the management of geographically dispersed operations;

•	OceanGeo’s cash flows may be inadequate to fund its capital requirements, thereby requiring additional contributions to OceanGeo by us;

•	risks associated with our Calypso ocean bottom product that is intended to be utilized by OceanGeo in its operations, including risks that the new technology may not perform as well as we anticipate;

•	difficulties in retaining and integrating key technical, sales and marketing personnel and the possible loss of such employees and costs associated with their loss;

•	the diversion of management’s attention and other resources from other business operations and related concerns;

•	the requirement to maintain uniform standards, controls and procedures;

•	we may not be able to realize operating efficiencies, cost savings or other benefits that we expect from OceanGeo’s operations; and

•	OceanGeo may experience difficulties and delays in securing new business and customer projects.
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
A breach of any of these covenants could result in a default under the indenture governing the Notes. If an event of default occurs, the trustee and holders of the Notes could elect to declare all borrowings outstanding, together with accrued and unpaid interest, to be immediately due and payable. An event of default under the indenture governing the Notes would also constitute an event of default under our Credit Facility. See Footnote 4 “Long-term Debt and Lease Obligations” of the Footnotes to Consolidated Financial Statements appearing below in this Form 10-K.
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
The businesses of our Solutions and Software segments, being more concentrated in software, processing services and proprietary technologies, have also exposed us to various risks that these technologies typically encounter, including the following:

•	future competition from more established companies entering the market;

•	technology obsolescence;

•	dependence upon continued growth of the market for seismic data processing;

•	the rate of change in the markets for these segments’ technology and services;

•	further consolidation of the participants within this market;

•	research and development efforts not proving sufficient to keep up with changing market demands;

•	dependence on third-party software for inclusion in these segments’ services and products;

•	misappropriation of these segments’ technology by other companies;

•	alleged or actual infringement of intellectual property rights that could result in substantial additional costs;

•	difficulties inherent in forecasting sales for newly developed technologies or advancements in technologies;

•	recruiting, training and retaining technically skilled, experienced personnel that could increase the costs for these segments, or limit their growth; and

•	the ability to maintain traditional margins for certain of their technology or services.
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
We invest significant amounts in acquiring and processing new seismic data to add to our Solutions’ multi-client data library. The costs of most of these investments are funded by our customers, with the remainder generally being recovered through future data licensing fees. In 2015, we invested approximately $45.6 million in our multi-client data library. Our customers generally commit to licensing the data prior to our initiating a new data library acquisition program. However, the aggregate amounts of future licensing fees for this data are uncertain and depend on a variety of factors, including the market prices of oil and gas, customer demand for seismic data in the library, and the availability of similar data from competitors.
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
A substantial portion (approximately 86% in 2015) of our seismic acquisition project costs (including third-party project costs) are underwritten by our customers. In the event that underwriters for such projects fail to fulfill their obligations with respect to such underwriting commitments, we would continue to be obligated to satisfy our payment obligations to third-party contractors.
We derive a substantial amount of our revenues from foreign operations and sales, which pose additional risks.
The majority of our foreign sales are denominated in U.S. dollars. Sales to customer destinations outside of North America represented 66%, 74% and 73% of our consolidated net revenues for 2015, 2014 and 2013, respectively, of our consolidated net revenues. We believe that export sales will remain a significant percentage of our revenue. U.S. export restrictions affect the types and specifications of products we can export. Additionally, in order to complete certain sales, U.S. laws may require us to obtain export licenses, and we cannot assure you that we will not experience difficulty in obtaining these licenses.

Like many energy services companies, we have operations in and sales into certain international areas, including parts of the Middle East, West Africa, Latin America, Asia Pacific and the former Soviet Union, that are subject to risks of war, political disruption, civil disturbance, political corruption, possible economic and legal sanctions (such as possible restrictions against countries that the U.S. government may in the future consider to be state sponsors of terrorism) and changes in global trade policies. Our sales or operations may become restricted or prohibited in any country in which the foregoing risks occur. In particular, the occurrence of any of these risks could result in the following events, which in turn, could materially and adversely impact our results of operations:

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
The loss of any significant customer or the inability of our customers to meet their payment obligations to us could materially and adversely affect our results of operations and financial condition.
Our business is exposed to risks related to customer concentration. While no single customer represented 10% or more of our consolidated net revenues for 2015, 2014 and 2013, our top five customers together accounted for approximately 36%, 35% and 29%, respectively, of our consolidated net revenues during those years. The loss of any of our significant customers or deterioration in our relations with any of them could materially and adversely affect our results of operations and financial condition.

During the last ten years, our traditional seismic contractor customers have been rapidly consolidating, thereby consolidating the demand for our services and products. The loss of any of our significant customers to further consolidation could materially and adversely affect our results of operations and financial condition.
Our business is exposed to risks of loss resulting from nonpayment by our customers. Many of our customers finance their activities through cash flow from operations, the incurrence of debt or the issuance of equity. Declines in commodity prices, and the credit markets could cause the availability of credit could be constrained. The combination of lower cash flow due to commodity prices, a reduction in borrowing bases under reserve-based credit facilities and the lack of available debt or equity financing may result in a significant reduction in our customers’ liquidity and ability to pay their obligations to us. Furthermore, some of our customers may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to us. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.
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

•
factors influencing the levels of global oil and natural gas exploration and exploitation activities, such as the decline in crude oil prices and depressed prices for natural gas in North America or disasters such as the Deepwater Horizon incident in the Gulf of Mexico in 2010;

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
On February 4, 2016, we completed a one-for-fifteen reverse stock split, and our stock began trading on a reverse-split adjusted basis on February 5, 2016.
Goodwill, intangible assets and multi-client data library that we have recorded are subject to impairment evaluations and, as a result, we could be required to write-off additional goodwill and intangible assets. In addition, portions of our products inventory may become obsolete or excessive due to future changes in technology, changes in market demand, or changes in market expectations. Write-downs of these assets may adversely affect our financial condition and results of operations.
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
In 2014, we recorded an impairment charge of $21.9 million related to our goodwill in our Marine Systems reporting unit. For goodwill testing purposes, the litigation contingency accrual of $123.8 million as of December 31, 2014 was assigned to this reporting unit. Based on this accrual and the recording of a valuation allowance on substantially all of our net deferred tax assets, this reporting unit’s carrying value was negative as of December 31, 2014. The negative carrying value required us to perform Step 2 of the impairment test on Marine Systems; the test determined that the goodwill associated with the Marine Systems reporting unit was impaired. We also recorded a $1.4 million impairment of certain intangible assets related to customer relationship, and we recorded a $100.1 million impairment of our multi-client data library within our Solutions segment at December 31, 2014.

Further reductions in or an impairment of the value of our goodwill or other intangible assets will result in additional charges against our earnings, which could have a material adverse effect on our reported results of operations and financial position in future periods. At December 31, 2015, our remaining goodwill and other intangible asset balances were $26.3 million and $4.8 million, respectively.
Our services and products’ technologies often change relatively quickly. Phasing out of old products involves estimating the amounts of inventories we need to hold to satisfy demand for those products and satisfy future repair part needs. Based on changing technologies and customer demand, we may find that we have either obsolete or excess inventory on hand. Because of unforeseen future changes in technology, market demand or competition, we might have to write off unusable inventory, which would adversely affect our results of operations. For the year ended December 31, 2015, the reserve for excess and obsolete inventory decreased primarily due to the disposal of reserved inventory.
Due to the international scope of our business activities, our results of operations may be significantly affected by currency fluctuations.
We derive approximately 66% of our consolidated net revenues from international sales, subjecting us to risks relating to fluctuations in currency exchange rates. Currency variations can adversely affect margins on sales of our products in countries outside of the United States and margins on sales of products that include components obtained from suppliers located outside of the United States. Through our subsidiaries, we operate in a wide variety of jurisdictions, including the United Kingdom, Australia, the Netherlands, Brazil, China, Canada, Russia, the United Arab Emirates, Egypt and other countries. Certain of these countries have experienced geopolitical instability, economic problems and other uncertainties from time to time. To the extent that world events or economic conditions negatively affect our future sales to customers in these and other regions of the world, or the collectability of receivables, our future results of operations, liquidity and financial condition may be adversely affected. In the fourth quarter of 2014, the decline in crude oil prices, as well as U.S. and European Union sanctions against Russia related to Russia’s actions in Ukraine, have both contributed to the devaluation of the Russian ruble putting significant pressure on our Russian-based customers and negatively impacting the appeal of seismic data located in Russia to potential non-Russian buyers. In 2015, the Russian ruble strengthened briefly during the first quarter of the year. However, it continued to decline sharply in both the third and fourth quarters and into January 2016, reaching its lowest level since the currency was redenominated in 1998. Our results of operations, liquidity and financial condition related to our operations in Russia are primarily denominated in U.S. dollars.
We currently require customers in certain higher risk countries to provide their own financing. We do not currently extend long-term credit through notes to companies in countries where we perceive excessive credit risk.
A majority of our foreign net working capital is within the United Kingdom. Our consolidated balance sheet at December 31, 2015 reflected approximately $21.8 million of net working capital related to our foreign subsidiaries, a majority of which is within the United Kingdom. Our subsidiaries in the U.K. and in other countries receive their income and pay their expenses primarily in their local currencies. To the extent that transactions of these subsidiaries are settled in their local currencies, a devaluation of those currencies versus the U.S. dollar could reduce the contribution from these subsidiaries to our consolidated results of operations as reported in U.S. dollars. For financial reporting purposes, such depreciation will negatively affect our reported results of operations since earnings denominated in foreign currencies would be converted to U.S. dollars at a decreased value. In addition, since we participate in competitive bids for sales of certain of our services and products that are denominated in U.S. dollars, a depreciation of the U.S. dollar against other currencies could harm our competitive position relative to other companies. While we periodically employ economic cash flow and fair value hedges to minimize the risks associated with these exchange rate fluctuations, the hedging activities may be ineffective or may not offset more than a portion of the adverse financial impact resulting from currency variations. Accordingly, we cannot assure you that fluctuations in the values of the currencies of countries in which we operate will not materially adversely affect our future results of operations.
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

However, from time to time, we have to rightsize our work force due to economic and market conditions. We initiated workforce reductions in December 2014, combined with continued restructurings through 2015, we have reduced our full-time employee base by approximately 50%. In addition we reduced salaries by 10% for the majority of our employees for the foreseeable future.
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
The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market in the future, or the perception that such sales could occur. These sales, or the possibility that these sales may occur, could make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of February 5, 2016, we had 10,567,558 shares of common stock issued and outstanding. Substantially all of these shares are available for sale in the public market, subject in some cases to volume and other limitations or delivery of a prospectus. At February 5, 2016, we had outstanding stock options to purchase up to 545,544 shares of our common stock at a weighted average exercise price of $89.74 per share. We also had, as of that date, 73,427 shares of common stock reserved for issuance under outstanding restricted stock and restricted stock unit awards. The numbers of shares and option exercise price have been retroactively adjusted to reflect the one-for-fifteen reverse stock split completed on February 5, 2016.
During 2009, we issued in a privately-negotiated transaction 1.23 million shares of our common stock to certain institutional investors. In March 2010, we issued 1.58 million shares to BGP in a privately-negotiated transaction in connection with the formation of our INOVA Geophysical joint venture. These shares may be resold into the public markets in sale transactions pursuant to currently-effective registration statements filed with the SEC or pursuant to another exemption from registration. Sales in the public market of a large number of shares of common stock (or the perception that such sales could occur) could apply downward pressure on the prevailing market price of our common stock. The numbers of shares have been retroactively adjusted to reflect the one-for-fifteen reverse stock split completed on February 4, 2016.
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
Certain of our facilities are located in regions of the United States that are susceptible to damage from hurricanes and other weather events, and, during 2005, were impacted by hurricanes or other weather events. Our Systems segment leases 150,000 square feet of facilities located in Harahan, Louisiana, in the greater New Orleans metropolitan area. In late August 2005, we suspended operations at these facilities and evacuated and locked down the facilities in preparation for Hurricane Katrina. These facilities did not experience flooding or significant damage during or after the hurricane. However, because of employee evacuations, power failures and lack of related support services, utilities and infrastructure in the New Orleans area, we were unable to resume full operations at the facilities until late September 2005. In September 2008, we lost power and related services for several days at our offices located in the Houston metropolitan area, which includes a substantial portion of our data processing infrastructure, and in Harahan, Louisiana, as a result of Hurricane Ike and Hurricane Gustav.
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

Our operations, and the operations of our customers, are subject to numerous government regulations, which could adversely limit our operating flexibility. Regulatory initiatives undertaken from time to time, such as restrictions, sanctions and embargoes, can adversely affect, and have adversely affected, our customers and our business.
In addition to the specific regulatory risks discussed elsewhere in this Item 1A. “Risk Factors” section, our operations are subject to other laws, regulations, government policies and product certification requirements worldwide. Changes in such laws, regulations, policies or requirements could affect the demand for our products or services or result in the need to modify our services and products, which may involve substantial costs or delays in sales and could have an adverse effect on our future operating results. Our export activities in particular are subject to extensive and evolving trade regulations. Certain countries are subject to restrictions, including most recently Russia, sanctions and embargoes imposed by the United States government. These restrictions, sanctions and embargoes also prohibit or limit us from participating in certain business activities in those countries. In addition our operations are subject to numerous local, state and federal laws and regulations in the United States and in foreign jurisdictions concerning the containment and disposal of hazardous materials, the remediation of contaminated properties, and the protection of the environment. These laws have been changed frequently in the past, and there can be no assurance that future changes will not have a material adverse effect on us. In addition, our customers’ operations are also significantly impacted by laws and regulations concerning the protection of the environment and endangered species. Consequently, changes in governmental regulations applicable to our customers may reduce demand for our services and products. To the extent that our customers’ operations are disrupted by future laws and regulations, our business and results of operations may be materially and adversely affected.
Offshore oil and gas exploration and development recently has been a regulatory focus. Future changes in laws or regulations regarding such activities, and decisions by customers, governmental agencies or other industry participants in response, could reduce demand for our services and products, which could have a negative impact on our financial position, results of operations or cash flows. New emissions standards or other environmental regulations imposed on off-shore vessels, for example, could increase our cost of procuring seismic acquisition vessels, cause unexpected downtime or decrease vessel availability. We cannot reasonably or reliably estimate that such changes will occur, when they will occur, or whether they will impact us. Such changes can occur quickly within a region, which may impact both the affected region and global exploration and production, and we may not be able to respond quickly, or at all, to mitigate these changes. In addition, these future laws and regulations could result in increased compliance costs or additional operating restrictions that may adversely affect the financial health of our customers and decrease the demand for our services and products.
Climate change regulations or legislation could result in increased operating costs and reduced demand for the oil and gas our clients intend to produce.
In response to concerns about the effect of greenhouse gases (including carbon dioxide and methane) (“GHGs”) on global climate change, legislative and regulatory measures to address GHG emissions are in various phases of discussion or implementation at the local, state, national and international levels. The Obama Administration, for example, has launched a number of climate change initiatives, including the development of standards restricting GHG emissions from vehicles and a Strategy to Reduce Methane Emissions from the oil and gas industry by 40-45% by 2025 as compared to 2012 levels. At least one-third of the states, either individually or through multi-state regional initiatives, have already taken legal measures intended to reduce GHG emissions, primarily through the planned development of GHG emission inventories, GHG cap and trade programs or incentives to use renewable energy. Regulations and laws relating to GHGs and climate change that are still more stringent may be adopted in the future. Any additional operating restrictions associated with legislation or regulations regarding GHG emissions could increase our costs and downtime and reduce the demand for our services and products. Reductions in our revenues or increases in our expenses as a result of climate control initiatives could have adverse effects on our business, financial position, results of operations and prospects.
Increased regulation of onshore hydraulic fracturing could result in reductions or delays in drilling and completing new oil and natural gas wells, which could adversely impact our revenues by decreasing the demand for our data libraries and seismic acquisition services.
More than 90% of all onshore oil and natural gas wells drilled in the U.S. employ hydraulic fracturing techniques. The fracturing process involves the injection of water, sand or other proppants and chemicals under pressure into the target reservoir to stimulate hydrocarbon production. Our business is highly dependent on the level of activity by our oil and gas E&P customers, and hydrocarbons cannot be economically produced from certain reservoirs, especially low permeability formations such as shales, without extensive hydraulic fracturing.

Due to public concerns about hydraulic fracturing, including potential impairment of groundwater quality, legislative and regulatory efforts at the federal, state and local levels have been initiated to impose more stringent permitting and compliance obligations on these operations. In certain areas of the country, new drilling permits for hydraulic fracturing even have been put on hold. Ongoing studies of hydraulic fracturing, such as the U.S. Environmental Protection Agency’s ongoing assessment of potential impacts on drinking water resources, may lead to further regulations. In the event additional hydraulic fracturing requirements are enacted, demand for our shale data libraries and seismic data acquisition services and products may be adversely affected.
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
Our manufacturing processes require us to purchase quality components. In addition, we use contract manufacturers as an alternative to our own manufacturing of products. We have outsourced the manufacturing of our products, including our towed marine streamers, geophone manufacturing and ocean bottom cables. Certain components used in our towed marine manufacturing operations are currently provided by a single supplier. Without these sole suppliers, we would be required to find other suppliers who could build these components for us, or set up to make these parts internally. If, in implementing any outsource initiative, we are unable to identify contract manufacturers willing to contract with us on competitive terms and to devote adequate resources to fulfill their obligations to us or if we do not properly manage these relationships, our existing customer relationships may suffer. In addition, by undertaking these activities, we run the risk that the reputation and competitiveness of our services and products may deteriorate as a result of the reduction of our control over quality and delivery schedules. We also may experience supply interruptions, cost escalations and competitive disadvantages if our contract manufacturers fail to develop, implement, or maintain manufacturing methods appropriate for our products and customers.
Reliance on certain suppliers, as well as industry supply conditions, generally involves several risks, including the possibility of a shortage or a lack of availability of key components, increases in component costs and reduced control over delivery schedules. If any of these risks are realized, our revenues, profitability and cash flows may decline. In addition, the more we come to rely on contract manufacturers, we may have fewer personnel resources with expertise to manage problems that may arise from these third-party arrangements.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal operating facilities at December 31, 2015 were as follows:

Operating Facilities	Square Footage	Segment
Houston, Texas	210,000	Global Headquarters, Solutions and Ocean Bottom Services
Harahan, Louisiana	150,000	Systems
Edinburgh, Scotland	23,000	Software
Chertsey, England	19,000	Solutions
Jebel Ali, Dubai, United Arab Emirates	2,000	International Sales Headquarters
	404,000
Each of these operating facilities is leased by us under long-term lease agreements. These lease agreements have terms that expire ranging from 2016 to 2025. See Footnote 13 “Operating Leases” of Footnotes to Consolidated Financial Statements.
In addition, we lease offices in Beijing, China; Rio de Janiero, Brazil; and Moscow, Russia to support our global sales force. We lease offices for our seismic data processing centers in Port Harcourt, Nigeria; Luanda, Angola; Moscow, Russia; Cairo, Egypt; Villahermosa, Mexico; Rio de Janeiro, Brazil; and Port of Spain, Trinidad. We also lease other facilities in Stafford, Texas; and Calgary, Canada. Our executive headquarters is located at 2105 CityWest Boulevard, Suite 400, Houston, Texas. The machinery, equipment, buildings and other facilities owned and leased by us are considered by our management to be sufficiently maintained and adequate for our current operations.

Item 3. Legal Proceedings
WesternGeco
In June 2009, WesternGeco filed a lawsuit against us in the United States District Court for the Southern District of Texas, Houston Division. In the lawsuit, styled WesternGeco L.L.C. v. ION Geophysical Corporation, WesternGeco alleged that we had infringed several method and apparatus claims contained in four of its United States patents regarding marine seismic streamer steering devices.
The trial began in July 2012. A verdict was returned by the jury in August 2012, finding that we infringed the claims contained in the four patents by supplying our DigiFIN lateral streamer control units and the related software from the United States and awarded WesternGeco the sum of $105.9 million in damages, consisting of $12.5 million in reasonable royalty and $93.4 million in lost profits.
In June 2013, the presiding judge entered a Memorandum and Order,denying our post-verdict motions that challenged the jury’s infringement findings and the damages amount. In the Memorandum and Order, the judge also stated that WesternGeco is entitled to be awarded supplemental damages for the additional DigiFIN units that were supplied from the United States before and after trial that were not included in the jury verdict due to the timing of the trial. In October 2013, the judge entered another Memorandum and Order, ruling on the number of DigiFIN units that are subject to supplemental damages and also ruling that the supplemental damages applicable to the additional units should be calculated by adding together the jury’s previous reasonable royalty and lost profits damages awards per unit, resulting in supplemental damages of $73.1 million.
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
In May 2014, the judge signed and entered a Final Judgment against us in the amount of $123.8 million. The Final Judgment also included an injunction that enjoins us, our agents and anyone acting in concert with us, from supplying in or from the United States the DigiFIN product or any parts unique to the DigiFIN product, or any instrumentality no more than colorably different from any of these products or parts, for combination outside of the United States. We have conducted our business in compliance with the district court’s orders in the case, and we have reorganized our operations such that we no longer supply the DigiFIN product or any parts unique to the DigiFIN product in or from the United States.
We and WesternGeco each appealed the Final Judgment to the United States Court of Appeals for the Federal Circuit in Washington, D.C. On July 2, 2015, the Court of Appeals reversed in part the Final Judgment, holding the district court erred by including lost profits in the Final Judgment. Lost profits were $93.4 million and prejudgment interest on the lost profits was approximately $10.9 million of the $123.8 million Final Judgment award. Pre-judgment interest on the lost profits portion will be treated in the same way as the lost profits. Post-judgment interest will likewise be treated in the same fashion. On July 29, 2015, WesternGeco filed a petition for rehearing en banc before the Court of Appeals. On October 30, 2015, the Court of Appeals denied WesternGeco’s petition for rehearing en banc. WesternGeco has up to 90 days to determine whether or not it will file a writ of certiorari requesting that the U.S. Supreme Court review the Court of Appeals’ decision. On January 14, 2016, WesternGeco filed a motion to extend until February 26, 2016 the period of time it has to file a writ of certiorari requesting that the U.S. Supreme Court review the Court of Appeals’ decision. WesternGeco has also filed a motion requesting that the district court enforce the approximately $22.0 million in royalty damages without regard to whether or not WesternGeco files a writ of certiorari with the U.S. Supreme Court. We have opposed the motion and it has not yet been scheduled for a hearing.
As previously disclosed, we had previously taken a loss contingency accrual of $123.8 million. As a result of the reversal by the Court of Appeals, as of June 30, 2015, we reduced our loss contingency accrual to its current amount of $22.0 million. Our assessment of our potential loss contingency may change in the future due to developments in the case and other events, such as changes in applicable law, and such reassessment could lead to the determination that no loss contingency is probable or that a greater or lesser loss contingency is probable. Any such reassessment could have a material effect on our financial condition or results of operations.
In order to stay the judgment during the appeal, we arranged with sureties to post an appeal bond with the trial court on our behalf in the amount of $120.0 million. The terms of the appeal bond arrangements provide the sureties the contractual right for as long as the bond is outstanding to require us to post cash collateral for up to the full amount of the bond. If the sureties exercise their right to require collateral while the appeal bond is outstanding, we would intend to utilize a combination of cash on hand and undrawn balances available under our Credit Facility (as defined below). If we are required to collateralize the full amount of the bond, we might also seek additional debt and/or equity financing. The collateralization of the full amount of the bond could have a material adverse effect on our liquidity. Any requirement that we collateralize the appeal bond will reduce our liquidity and may reduce the borrowings otherwise available under our Credit Facility. No assurances can be made whether our efforts to raise additional cash would be successful and, if so, on what terms and conditions, and at what cost we might be able to secure any such financing. We have received a request for $11.0 million in collateral, and negotiations with the sureties regarding the request are ongoing. For additional discussion about our liquidity related to posting an appeal bond, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Meeting our Liquidity Requirements - Loss Contingency - WesternGeco Lawsuit” in Part II of this Form 10-K.
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

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “IO.” The following table sets forth the high and low sales prices of the common stock for the periods indicated, as reported in NYSE composite tape transactions as adjusted for the one-for-fifteen reverse stock split completed on February 4, 2016.

	Price Range
Period	High (1)	Low (1)
Year ended December 31, 2015:
Fourth Quarter	$12.15	$3.90
Third Quarter	21.75	5.55
Second Quarter	37.20	15.60
First Quarter	43.05	31.50
Year ended December 31, 2014:
Fourth Quarter	$45.30	$34.35
Third Quarter	65.40	41.85
Second Quarter	70.95	57.75
First Quarter	68.10	42.30
(1) The high and low sales prices set forth in the table above have been retroactively adjusted to reflect the one-for-fifteen reverse stock split completed on February 4, 2016.
We have not historically paid, and do not intend to pay in the foreseeable future, cash dividends on our common stock. We presently intend to retain cash from operations for use in our business, with any future decision to pay cash dividends on our common stock dependent upon our growth, profitability, financial condition and other factors our board of directors consider relevant. In addition, the terms of our Credit Facility and the indenture governing the Notes prohibit us from paying dividends on or repurchasing shares of our common stock without the prior consent of the lenders.
The terms of our Credit Facility contain covenants that restrict us from paying cash dividends on our common stock, or repurchasing or acquiring shares of our common stock, unless (i) there is no event of default under the Credit Facility, (ii) there is excess availability under the Credit Facility greater than $20.0 million (or, at the time that the borrowing base formula amount is less than $20.0 million, the borrowers’ level of liquidity (as defined in the revolving credit and security agreement) is greater than $20.0 million) and (iii) the agent receives satisfactory projections showing that excess availability under the Credit Facility for the immediately following period of ninety (90) consecutive days will not be less than $20.0 million (or, at the time that the borrowing base formula amount is less than $20.0 million, the borrowers’ level of liquidity is greater than $20.0 million). The aggregate amount of permitted cash dividends and stock repurchases may not exceed $10.0 million in any fiscal year or $40.0 million in the aggregate from and after the closing date of the Credit Facility.
The indenture governing the Notes contains certain covenants that, among other things, limit our ability to pay certain dividends or distributions on our common stock or purchase, redeem or retire shares of our common stock, unless (i) no default under the indenture has occurred or would occur as a result of that payment, (ii) we would have, after giving pro forma effect to the payment, been permitted to incur at least $1.00 of additional indebtedness under a fixed charge coverage ratio test under the indenture, and (iii) the total cumulative amount of all such payments would not exceed a sum calculated by reference to, among other items, our consolidated net income, proceeds from certain sales of equity or assets, certain conversions or exchanges of debt for equity and certain other reductions in our indebtedness and in aggregate not to exceed at any one time $25.0 million.
On December 31, 2015, there were 763 holders of record of our common stock.
On November 4, 2015, our board of directors approved a stock repurchase program authorizing us to repurchase, from time to time from November 10, 2015 through November 10, 2017, up to $25 million in shares of our outstanding common stock. The stock repurchase program may be implemented through open market repurchases or privately negotiated transactions, at management’s discretion. The actual timing, number and value of shares repurchased under the program will be determined by management at its discretion and will depend on a number of factors including the market price of the shares of our common stock and general market and economic conditions, applicable legal requirements and compliance with the terms of our outstanding indebtedness. The repurchase program does not obligate us to acquire any particular amount of common stock and may be modified or suspended at any time and could be terminated prior to completion. Since the program’s inception on November 10, 2015 through February 5, 2016, we had repurchased 435,792 shares our common stock under the repurchase program at an average price per share of $6.45. The number of shares repurchased and the average price per repurchased share has been retroactively adjusted to reflect the one-for-fifteen reverse stock split completed on February 4, 2016. On February 5, 2016, the closing sale price for our common stock was $6.21 on the NYSE.

During the three months ended December 31, 2015, we withheld and subsequently canceled shares of our common stock to satisfy minimum statutory income tax withholding obligations on the vesting of restricted stock for employees. The date of cancellation, number of shares and average effective acquisition price per share, were as follows:

Period	(a) Total Number of Shares Acquired (1)	(b) Average Price Paid Per Share (2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Program
October 1, 2015 to October 31, 2015	—	$—	Not applicable	Not applicable
November 1, 2015 to November 30, 2015	—	$—	Not applicable	Not applicable
December 1, 2015 to December 31, 2015	2,705	$8.40	Not applicable	Not applicable
Total	2,705	$8.40

(1) The numbers of shares set forth in the table above have been retroactively adjusted to reflect the one-for-fifteen reverse stock split completed on February 4, 2016.
(2) The average prices paid per share set forth in the table above have been retroactively adjusted to reflect the one-for-fifteen reverse stock split completed on February 4, 2016.
Item 6. Selected Financial Data
Special Items Affecting Comparability
The selected consolidated financial data set forth below under “Historical Selected Financial Data” with respect to our consolidated statements of operations for 2015, 2014, 2013, 2012 and 2011, and with respect to our consolidated balance sheets at December 31, 2015, 2014, 2013, 2012 and 2011, have been derived from our audited consolidated financial statements.
Our results of operations and financial condition have been affected by restructuring activities, legal contingencies and settlements, dispositions, debt refinancings and impairments and write-downs of assets during the periods presented, which affect the comparability of the financial information shown. In particular, our results of operations for the years in the 2011 – 2015 time period were impacted by the following items (before tax):

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Cost of sales:
Write-down of multi-client data library	$(399)	$(100,100)	$(5,461)	$—	$—
Write-down of excess and obsolete inventory	$(151)	$(6,952)	$(21,197)	$(1,326)	$—
Operating expenses:
Impairment of goodwill and intangible assets	$—	$(23,284)	$—	$—	$—
Write-down of receivables	$—	$(8,214)	$(9,157)	$(5,640)	$—
Write-down of marine equipment	$—	$—	$—	$(5,928)	$—
Other income (expense):
Reversal of (accrual for) loss contingency related to legal proceedings	$101,978	$69,557	$(183,327)	$(10,000)	$—
Gain on sale of Source product line	$—	$6,522	$—	$—	$—
Gain on sale of cost method investments	$—	$5,463	$3,591	$—	$—
Gain on legal settlements	$—	$—	$—	$30,895	$—
Equity in earnings (losses) of investments	$—	$(49,485)	$(42,320)	$297	$(22,862)
Conversion payment of preferred stock	$—	$—	$(5,000)	$—	$—
The historical selected financial data shown below should not be considered as being indicative of future operations, and should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this Form 10-K.

Historical Selected Financial Data

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except for per share data)
Statement of Operations Data:
Net revenues	$221,513	$509,558	$549,167	$526,317	$454,621
Gross profit	8,003	62,223	159,313	215,801	173,445
Income (loss) from operations	(100,632)	(117,929)	16,396	74,527	66,795
Net income (loss) applicable to common shares (1)	(25,122)	(128,252)	(251,874)	61,963	23,422
Net income (loss) per basic share (1)	$(2.29)	$(11.72)	$(23.84)	$5.97	$2.27
Net income (loss) per diluted share (1)	$(2.29)	$(11.72)	$(23.84)	$5.71	$2.25
Weighted average number of common shares outstanding (2)	10,957	10,939	10,567	10,387	10,321
Weighted average number of diluted shares outstanding (2)	10,957	10,939	10,567	10,851	10,406
Balance Sheet Data (end of year):
Working capital	$93,160	$222,099	$248,857	$164,693	$163,677
Total assets	438,416	617,257	864,671	820,583	674,058
Long-term debt	186,320	190,594	220,152	105,328	105,112
Total equity	112,040	135,712	257,885	499,019	425,812
Other Data:
Investment in multi-client library	$45,558	$67,785	$114,582	$145,627	$143,782
Capital expenditures	19,241	8,264	16,914	16,650	11,060
Depreciation and amortization (other than multi-client library)	26,527	27,656	18,158	16,202	13,917
Amortization of multi-client library	35,784	64,374	86,716	89,080	77,317
(1) The per share calculations set forth in the table above have been retroactively adjusted to reflect the one-for-fifteen reverse stock split completed on February 4, 2016.
(2) The share numbers set forth in the table above have been retroactively adjusted to reflect the one-for-fifteen reverse stock split completed on February 4, 2016.
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

In 2013 continuing through 2015 we started seeing decreased spending on exploration by E&P companies, which were reportedly focusing more of their current spending towards production optimization of existing assets. We believe this was due to several factors, but primarily because operational cash flows of E&P companies were no longer sufficient to cover capital expenditures and cash was continuing to be paid to shareholders in the form of dividends. E&P companies have been relying on asset sales and debt financings to fund capital requirements amid demands for greater returns to shareholders.
After a period of exploration-focused activities by E&P companies leading up to the fourth quarter of 2014, many E&P companies turned their focus more to production activities and less on exploration of prospects during 2015 as the continued decline in oil and gas prices resulted in decreasing revenues and prompted cost reduction initiatives across the industry. The World Bank recently lowered its 2016 forecast for crude oil prices to $37 per barrel from its previous expectation of $51 per barrel.  One recent survey indicated that upstream oil and gas companies plan to reduce spending by 15% globally in 2016, following a 23% decline in 2015, representing only the second time spending has declined in consecutive years since 1986 and 1987.  As of December 31, 2015, our Solutions segment backlog, consisting of commitments for data processing work and for underwritten multi-client new venture and proprietary projects by our Ventures group, was 59% less than our backlog existing as of December 31, 2014. Investments in our multi-client data library are dependent upon the timing of our new ventures projects and the availability of underwriting by our customers. Our asset light strategy enables us to scale our business to avoid significant fixed costs and to remain financially flexible as we manage the timing and levels of our capital expenditures.
E&P companies use their cash flow from operations to reinvest in productive assets through capital expenditures, build surplus cash for eventual downturns, or return cash to stakeholders. Due to increasing exploration and production costs, free cash flow at E&P companies as a whole had generally decreased over the last several years. By 2013, the combination of these factors led many E&P companies to a position where they have been unable to cover both their capital expenditure budgets and targeted cash returns to shareholders. As a result, E&P companies have turned their focus to spending reductions, with exploration spending receiving the largest reductions and seismic spending being one of the most discretionary parts of their exploration budgets.
Similar to ION, many seismic industry participants have been reporting lower year-over-year revenue, and decreased funding levels for contract and multi-client exploration activities.
The following is a summary of recent oil and gas pricing trends:

	Brent Crude (per bbl)		West Texas Intermediate Crude (per bbl)		Henry Hub Natural Gas (per mcf)
Quarter ended	High	Low	High	Low	High	Low
12/31/2015	$52.13	$35.26	$49.67	$34.55	$2.54	$1.63
9/30/2015	$61.73	$41.59	$56.94	$38.22	$2.93	$2.47
6/30/2015	$66.33	$55.73	$61.36	$49.13	$3.04	$2.50
3/31/2015	$61.89	$45.13	$53.56	$43.39	$3.32	$2.62
12/31/2014	$94.57	$55.27	$91.01	$53.27	$4.49	$2.89
9/30/2014	$110.84	$94.53	$105.34	$91.16	$4.46	$3.75
6/30/2014	$115.19	$103.37	$107.26	$99.42	$4.83	$4.28
3/31/2014	$111.26	$105.73	$104.92	$91.66	$6.15	$4.01

Source: U.S. Energy Information Administration (EIA).
In the past few years, crude oil prices have been volatile due to global economic uncertainties. Significant downward crude oil price volatility began in the fourth quarter of 2014 and prices continued to drop throughout the remainder of 2014 and into 2015, with a brief, partial recovery during the second quarter of 2015 followed by a continued decline in oil prices during the third and fourth quarters. The material decrease in crude oil prices can be attributed principally to significant production growth in the U.S. shale plays, strengthening of the U.S. dollar relative to other foreign currencies, the increase in production by Organization of Petroleum Exporting Countries (“OPEC”) and its indication not to cut production, offset somewhat by modest increases in global oil demand. During the fourth quarter of 2015, crude oil prices continued to decline due to ongoing concerns about the Chinese economy as well as the potential supply increases related to the lifting of sanctions against Iran. In addition, the U.S. Congress recently lifted the 40-year-old ban on the export of crude oil. These events have created concern in the marketplace that crude oil prices will trade in a relatively low-priced range for the foreseeable future. The average prices for West Texas Intermediate (“WTI”) and Intercontinental Exchange Brent (“Brent”) crude oil decreased from an average of $72 per barrel and $75 per barrel, respectively, in the fourth quarter of 2014 to an average of $42 per barrel and $44 per barrel, respectively, in the fourth quarter of 2015. These data points compare to an average price of $100 per barrel and $107 per barrel, respectively, in the first nine months of 2014.

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
Prices for natural gas in the U.S. averaged $2.09 per mmBtu in the fourth quarter of 2015 compared to $3.69 per mmBtu in the fourth quarter of 2014 and $4.57 per mmBtu in the first nine months of 2014. Natural gas prices declined due to strong production and the recent mild winter this year as compared to last year resulting in significant increases in natural gas inventories in the U.S. during 2015, from 1% below the five-year average as of the end of 2014 to 14% above the five year average this year. Customer spending in the natural gas shale plays has been limited due to associated gas being produced from unconventional oil wells in North America. As a result of natural gas production growth outpacing demand in the U.S., natural gas prices continue to be weak relative to prices experienced from 2006 through 2008 and are expected to remain below levels considered economical for new investments in numerous natural gas fields. If natural gas production growth continues to surpass demand in the U.S., whether the supply comes from conventional or unconventional production or associated natural gas production from oil wells, prices for natural gas could remain constrained for an extended period.
Impact to Our Business
The reductions in exploration spending have had a significant impact on our results of operations for 2015 with total revenues falling versus prior year by 57%. We have seen a continued softening of customer underwriting of our new venture programs. We continue to maintain high standards for underwriting of any new projects, and have delayed certain new venture programs that were originally planned to occur during 2015. We invested approximately $22 million less in our multi-client data library during 2015, compared to 2014.
We saw a significant slowdown in our data processing business during 2015. During the second quarter, various customers delayed processing projects and this trend has continued, which negatively affected our backlog. Data processing revenues were down significantly in 2015 compared to 2014, and we expect our data processing business to remain soft into 2016. During 2014 and 2015, we took measured actions to reduce our data processing cost structure.
Our business has traditionally been seasonal, with the strongest demand for our services and products often in the fourth quarter of our fiscal year. As discussed above, we have seen reduced levels of exploration-related spending by E&P companies as those companies focus more of their current spending on optimizing production of existing assets.
At December 31, 2015, our Solutions segment backlog, which consists of commitments for (i) data processing work and (ii) both multi-client new venture projects and proprietary projects underwritten by our customers, was $19.2 million, compared with $46.7 million at December 31, 2014. The decline in backlog was primarily due to (i) the softening of customer underwriting for new ventures projects and (ii) the delay of certain processing projects by customers. We anticipate that the majority of our backlog will be recognized as revenue over the first half of 2016. We also expect the recently awarded contract extension from PEMEX to contribute toward rebuilding our backlog as additional work orders under this contract extension are received.
Our Software segment revenues decreased for 2015 compared to the same period of 2014. This decline is a result of reduced activity by seismic contractors that have taken vessels out of service.
Our traditional seismic contractor customers are also experiencing weakened demand due to the reduction in seismic spend by their customers. As a result, our Systems segment continues to experience weak year-over-year sales. Our Systems segment revenues decreased primarily because of lower towed streamer products sales and a decrease in repair and replacement marine positioning equipment revenues due to vessels having been taken out of service.
In 2014, we increased our ownership in OceanGeo, our ocean bottom seismic data acquisition joint venture, from 30% to 100%. During 2015, OceanGeo’s vessels were idle, causing us to cold stack the vessels and crew. OceanGeo is pursuing several tenders for long-term work in 2016.
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

It is our view that technologies that add a competitive advantage through improved imaging, cost reductions or improvements in well productivity will continue to be valued in our marketplace. We believe that our newest technologies, such as Calypso, WiBand, Orca, Narwhal, and Marlin, will continue to attract customer interest, because those technologies are designed to deliver improvements in image quality within more productive delivery systems.
Cost Reduction Initiatives
Due to the current economic conditions described above, including significant reductions in E&P capital expenditures, in 2015, we continued to implement cost cutting initiatives by (i) centralizing our global data processing capabilities to two core geographical hubs in the U.S. and the U.K., (ii) reducing our marine repair facilities to two locations in the U.S. and U.A.E., (iii) making further reductions in personnel across all of our segments that combined with reductions starting in December 2014, and continuing through 2015 have reduced our full-time employee base by approximately 50% and (iv) reducing salaries by 10% for the majority of our employees during 2015. Including actions we began taking in December 2014, we expect that these cost reduction actions will result in annualized savings of approximately $80 million. We now believe these initiatives have rightsized cost structure to reflect current revenue levels. See Footnote 2 “Impairments, Restructurings and Other Charges” of Footnotes to Consolidated Financial Statements.
Reverse Stock Split and Increase in Authorized Shares
On February 1, 2016, our stockholders approved a reverse stock split at a ratio to be selected by our Board of Directors (or any authorized committee of the Board of Directors) from within a range of between one-for-five and one-for-fifteen, inclusive, and a proportionate reduction in the number of authorized shares of our common stock by the selected reverse split ratio.  On February 4, 2016, we completed a one-for-fifteen reverse stock split, and our stock began trading on a reverse-split adjusted basis on February 5, 2016.  As a result of the reverse stock split, the number of issued and outstanding shares was adjusted and the number of shares underlying outstanding stock options and the related exercise prices were adjusted.  Following the effective date of the reverse stock split, the par value of our common stock remained at $0.01 per share, and the number of authorized shares was reduced from 400,000,000 to 26,666,667, adjusted to reflect a one-for-fifteen reverse stock split.
On February 1, 2016, our stockholders approved an increase in the number of authorized shares of common stock from 200 million to 400 million, or 13.3 million to 26.7 million retroactively adjusted to reflect the one-for-fifteen reverse stock split.
Key Financial Metrics
Our results of operations have been materially affected by the impairments, restructuring charges and by other charges, which affect the comparability of certain of the financial information contained in this Form 10-K. In order to assist with the comparability to our historical results of operations, certain of the financial metrics tables and the discussion below exclude charges related to impairments, the restructuring and other write-downs. The gross profit (loss), income (loss) from operations, costs and expenses below that are identified as “As Adjusted” reflect the exclusion of the restructuring and other charges shown and described in the tables below. We believe that the non-GAAP presentation of results of operations excluding these items provides a more meaningful comparison of reporting periods.
The tables below provide (i) a summary of our net revenues for our company as a whole, and by segment, for 2015, 2014 and 2013, and (ii) an overview of other certain key financial metrics for our company as a whole and our four business segments on a comparative basis for 2015, 2014 and 2013, as reported and as adjusted in all three years for the restructuring and other charges recorded for those years.

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Net revenues:
Solutions:
New Venture	$48,294	$98,649	$154,578
Data Library	63,326	66,180	111,998
Total multi-client revenues	111,620	164,829	266,576
Data Processing	45,630	113,075	120,808
Total	$157,250	$277,904	$387,384
Systems:
Towed Streamer	$15,016	$43,995	$66,991
Ocean Bottom Equipment	—	—	7,307
Other	21,253	44,422	48,134
Total	$36,269	$88,417	$122,432
Software:
Software Systems	$24,764	$36,203	$35,418
Services	3,230	3,790	3,933
Total	$27,994	$39,993	$39,351
Ocean Bottom Services	$—	$103,244	$—
Total	$221,513	$509,558	$549,167

	Year Ended December 31, 2015				Year Ended December 31, 2014				Year Ended December 31, 2013
	As Reported	Restructuring and Other Charges		As Adjusted	As Reported	Restructuring and Other Charges		As Adjusted	As Reported	Restructuring and Other Charges		As Adjusted
	(In thousands, except per share data)
Gross profit:
Solutions	$13,508	$3,193		$16,701	$(24,345)	$100,825	(c)	$76,480	$111,108	$5,461	(c)	$116,569
Systems	10,829	311		11,140	29,829	7,580	(d)	37,409	19,999	25,688	(h)	45,687
Software	17,937	225		18,162	28,835	137		28,972	28,206	—		28,206
Ocean Bottom Services	(34,271)	252		(34,019)	27,904	—		27,904	—	—		—
Total	$8,003	$3,981	(a)	$11,984	$62,223	$108,542		$170,765	$159,313	$31,149		$190,462
Gross margin:
Solutions	9%	2%		11%	(9)%	37%		28%	29%	1%		30%
Systems	30%	1%		31%	34%	8%		42%	16%	21%		37%
Software	64%	1%		65%	72%	—%		72%	72%	—%		72%
Ocean Bottom Services	—%	—%		—%	27%	—%		27%	—%	—%		—%
Total	4%	1%		5%	12%	22%		34%	29%	6%		35%
Income (loss) from operations:
Solutions	$(28,916)	$4,295		$(24,621)	$(80,653)	$102,740	(c)	$22,087	$61,146	$5,461	(c)	$66,607
Systems	(2,735)	1,342		(1,393)	(23,521)	32,492	(d)	8,971	(9,957)	28,050	(h)	18,093
Software	9,748	448		10,196	20,212	223	(e)	20,435	23,602	—		23,602
Ocean Bottom Services	(40,756)	252		(40,504)	19,070	—		19,070	—	—		—
Corporate and other	(37,973)	877		(37,096)	(53,037)	6,487	(f)	(46,550)	(58,395)	9,157	(i)	(49,238)
Total	$(100,632)	$7,214	(a)	$(93,418)	$(117,929)	$141,942		$24,013	$16,396	$42,668		$59,064
Operating margin:
Solutions	(18)%	2%		(16)%	(29)%	37%		8%	16%	1%		17%
Systems	(8)%	4%		(4)%	(27)%	37%		10%	(8)%	23%		15%
Software	35%	1%		36%	51%	—%		51%	60%	—%		60%
Ocean Bottom Services	—%	—%		—%	18%	—%		18%	—%	—%		—%
Corporate and other	(17)%	—%		(17)%	(10)%	1%		(9)%	(11)%	2%		(9)%
Total	(45)%	3%		(42)%	(23)%	28%		5%	3%	8%		11%
Net income (loss) applicable to common shares	$(25,122)	$(93,587)	(b)	$(118,709)	$(128,252)	$94,143	(g)	$(34,109)	$(251,874)	$271,208	(j)	$19,334
Diluted net income (loss) per common share (1)	$(2.29)	$(8.54)	(k)	$(10.83)	$(11.72)	$8.60	(k)	$(3.12)	$(23.84)	$25.67	(k)	$1.83

(a)	Represents severance and facility charges related to the Company’s 2015 restructuring.

(b)	In addition to item (a), also impacting net income (loss) applicable to common shares was a reduction in the WesternGeco legal contingency by $102.0 million.

(c)
Primarily relates to the write-down of our multi-client data library in 2014 and 2013 within the Solutions segment. Also, 2014 and 2015 were impacted by the impairment of intangible assets and severance-related charges.

(d)
Primarily relates to the write-down of goodwill, impacting income (loss) from operations, in addition to inventory write-downs, impacting gross profit (loss), and severance-related charges within the Systems segment.

(e)	Primarily relates to severance-related charges within the Software segment.

(f)	Represents the write-down of receivables from INOVA Geophysical, in addition to severance related charges.

(g)
In addition to items (c), (d), (e) and (f), also impacting net income (loss) applicable to common shares was (i) the full write-down of our equity method investment in INOVA Geophysical of $30.7 million, in addition to our share of charges related to excess and obsolete inventory and customer bad debts of $3.5 million, (ii) a reduction in the WesternGeco legal contingency by $69.6 million, and (iii) non-recurring gains on the sale of a cost method investment of $5.5 million and on the sale of the Source product line of $6.5 million (before tax).

(h)	Represents excess and obsolete inventory and severance-related charges within the Systems segment in 2013.

(i)	Represents the write-down of the carrying value of all receivables due from OceanGeo in 2013.

(j)
In addition to items (c),(h) and (i), also impacting net income (loss) applicable to common shares was (i) a charge to income tax expense related to our establishing a valuation allowance on our net deferred tax assets, (ii) a third quarter payment made to the holder of our outstanding Series D Preferred Stock in connection with the holder’s conversion of the Series D Preferred Stock, (iii) our additional loss contingency accrual related to the WesternGeco legal proceedings, (iv) $18.8 million representing ION’s 49% share of restructuring charges within the INOVA joint venture, associated with the impairment of intangible assets, write-down of excess and obsolete inventory and rental equipment, and severance-related charges, and (v) $12.5 million representing losses incurred as a result of ION taking a larger ownership position in OceanGeo.

(k)	The per share calculations in the table above have been retroactively adjusted to reflect the one-for-fifteen reverse stock split completed on February 4, 2016.

We intend that the following discussion of our financial condition and results of operations will provide information that will assist in understanding our consolidated financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes.
We account for our 49% interest in INOVA Geophysical as an equity method investment and record our share of earnings (losses) of INOVA Geophysical on a one fiscal quarter lag basis. During 2014, we wrote our in investment in INOVA Geophysical down to zero, and therefore we ceased recording losses in 2015. For, 2014 and 2013, we recognized in our consolidated results of operations our share of earnings (losses) in INOVA Geophysical of approximately $(19.5) million and (excluding the write-down of our investment in INOVA), $(22.5) million, respectively.
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
Results of Operations
Year Ended December 31, 2015 (As Adjusted) Compared to Year Ended December 31, 2014 (As Adjusted)
Our total net revenues of $221.5 million for 2015 decreased $288.1 million, or 57%, compared to total net revenues for 2014. Our overall gross profit percentage for 2015 was 5%, as adjusted, compared to 2014’s gross profit percentage of 34%, as adjusted. Total operating expenses, as adjusted, as a percentage of net revenues for 2015 and 2014 were 48% and 29%, respectively. During 2015, loss from operations of $93.4 million, as adjusted, compared to income of $24.0 million, as adjusted, for 2014.
Our net loss for 2015 was $118.7 million, as adjusted, or $(10.83) per share, compared to net loss of $34.1 million, as adjusted, or $(3.12) per share for 2014. As noted above, net loss for 2015 and 2014 included restructuring and other credits (charges) totaling $93.6 million and ($94.1) million, respectively, impacting our earnings per share by $(8.54) and $8.60, respectively. The per share calculations have been retroactively adjusted to reflect the one-for-fifteen reverse stock split completed on February 4,2016.
Net Revenues, Gross Profits and Gross Margins (As Adjusted)
Solutions — Net revenues for 2015 decreased by $120.6 million, or 43%, to $157.3 million, compared to $277.9 million for 2014. Revenues for our multi-client businesses within Solutions decreased due to the continued softness of exploration spending.
Gross profit decreased by $59.8 million to $16.7 million, as adjusted, representing a 11% gross margin, compared to $76.5 million, as adjusted, or a 28% gross margin, for 2014. This decrease was attributable to the significant revenue decline in our multi-client and data processing businesses in 2015.
Systems — Net revenues for 2015 decreased by $52.1 million, or 59%, to $36.3 million, compared to $88.4 million for 2014. This decrease in revenues was principally due to (i) lower sales of new marine positioning products; (ii) lower marine and replacement revenues on existing equipment; and (iii) lower geophone string sales. Gross profit for 2015 decreased by $26.3 million to $11.1 million, as adjusted, representing a 31% gross margin, compared to $37.4 million, as adjusted, or a 42% gross margin, for 2014. Gross profit and gross margin decreased due to the significant reduction in revenues in 2015 compared to 2014.
Software — Net revenues for 2015 decreased by $12.0 million, or 30%, to $28.0 million, compared to $40.0 million for 2014. This decrease in revenues was due to record revenue quarters in the first half of 2014 followed by a reduction in Orca licensing revenues during 2015, due to reduced activity by seismic contractors that have taken vessels out of service. Gross profit for 2015 decreased by $10.8 million to $18.2 million, as adjusted, representing a 65% gross margin, compared to $29.0 million, for 2014, which represented a 72% gross margin. Gross margin decreased due to the decline in revenues in 2015.
Ocean Bottom Services — There were no net revenues or gross margin for 2015, compared to net revenues of $103.2 million and gross margins 27% for 2014, due to OceanGeo’s crew being idle during 2015.
Operating Expenses (As Adjusted)
The following table presents the “As Adjusted” in both 2015 and 2014, excluding special charges that resulted from both the 2015 and 2014 restructurings and other write-downs (in thousands):

	Year Ended December 31, 2015			Year Ended December 31, 2014
	As Reported	Special Items(a)	As Adjusted	As Reported	Special Items(b)	As Adjusted
Operating expenses:
Research, development and engineering	$26,445	$(603)	$25,842	$41,009	$(572)	$40,437
Marketing and sales	30,493	(304)	30,189	39,682	(326)	39,356
General, administrative and other operating expenses	51,697	(2,326)	49,371	76,177	(9,218)	66,959
Impairment of goodwill and intangible assets	—	—	—	23,284	(23,284)	—
Total operating expenses	$108,635	$(3,233)	$105,402	$180,152	$(33,400)	$146,752
Income (loss) from operations	$(100,632)	$7,214	$(93,418)	$(117,929)	$141,942	$24,013

(a)	Includes severance affecting operating expenses and facility abandonment charges.

(b)
Includes (i) the write-down of goodwill related to our Marine Systems reporting unit, (ii) the write-down of intangible assets, (iii) the write-down of receivables related to INOVA Geophysical and other customer bad debt, and (iv) severance charges affecting operating expense lines.

Research, Development and Engineering — Research, development and engineering expense decreased $14.6 million, or 36%, to $25.8 million, as adjusted, for 2015, compared to $40.4 million, as adjusted, for 2014. This decrease was primarily due to cost cutting measures in order to right-size the business to current revenue levels.
Marketing and Sales — Marketing and sales expense decreased $9.2 million, or 23%, to $30.2 million, as adjusted, for 2015, compared to $39.4 million, as adjusted, for 2014. This decrease was primarily due to cost cutting measures in order to right-size the business to current revenue levels.
General, Administrative and Other Operating Expenses — General, administrative and other operating expenses decreased $17.6 million, or 23%, to $49.4 million, as adjusted, for 2015 compared to $67.0 million, as adjusted, for 2014. This decrease was primarily due to cost cutting measures in order to right-size the business to current revenue levels.
Other Items
Interest Expense, net — Interest expense, net, of $18.8 million for 2015 decreased compared to $19.4 million for 2014. For additional information, please refer to “— Liquidity and Capital Resources — Sources of Capital” below.
Equity in Losses of Investments — We account for our investment in INOVA Geophysical as an equity method investment.
We record our share of earnings and losses of our 49% interest in INOVA Geophysical on a one fiscal quarter lag basis. On December 31, 2014 we wrote down our investment in INOVA Geophysical to zero, therefore we ceased recording losses in 2015.
Other Income (Expense) — Other income for 2015 was $98.3 million compared to other income of $79.9 million for 2014. The difference primarily relates to changes in our accrual for loss contingency related to a legal matter. See further discussion at Footnote 7 “Legal Matters” and in Part 1, Item 3, “Legal Proceedings.”
The following table reflects the significant items of other income (expense) (in thousands):

	Years Ended December 31,
	2015	2014
Reduction of loss contingency related to legal proceedings (Footnote 7)	$101,978	$69,557
Gain on sale of a product line(1)	—	6,522
Gain on sale of a cost method investment(2)	—	5,463
Other expense	(3,703)	(1,682)
Total other income (expense)	$98,275	$79,860

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

Income Tax Expense — Income tax expense for 2015 was $4.0 million compared to $20.6 million for 2014. Our effective tax rates for 2015 and 2014 were (19.2)% and (19.2)%, respectively. Our effective tax rate for 2015 was negatively impacted by the establishment of a valuation allowance related to our U.S. losses incurred in 2015. See further discussion of establishment of the deferred tax valuation allowance at Footnote 6 “Income Taxes” of Footnotes to Consolidated Financial Statements. Our income tax expense for 2015 relates to income from our non-U.S. businesses. This foreign tax expense has not been offset by the tax benefits on losses within the U.S. and other jurisdictions, from which we cannot currently benefit.
Results of Operations
Year Ended December 31, 2014 (As Adjusted) Compared to Year Ended December 31, 2013 (As Adjusted)
Our total net revenues of $509.6 million for 2014 decreased $39.6 million, or 7%, compared to total net revenues for 2013. Our overall gross profit percentage for 2014 was 34%, as adjusted, compared to a gross profit percentage of 35% for 2013, as adjusted. Total operating expenses, as adjusted, as a percentage of net revenues for 2014 and 2013 were 29% and 24%, respectively. During 2014, income from operations of $24.0 million, as adjusted, compared to $59.1 million, as adjusted, for 2013.
Net loss for 2014 was $34.1 million, as adjusted, or $(3.12) per share, compared to net income of $19.3 million, as adjusted, or $1.83 per diluted share for 2013. As noted above, net loss for 2014 and 2013 included restructuring and other charges totaling $94.1 million and $271.2 million, respectively, impacting our diluted earnings per share by $8.60 and $25.67, respectively. The per share calculations above have been retroactively adjusted to reflect the one-for-fifteen reverse stock split completed on February 4, 2016.
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
Ocean Bottom Services — Net revenues for 2014 were $103.2 million and gross profit was $27.9 million, representing a 27% gross margin. During 2014, we established a new operating segment through the acquisition of OceanGeo. In February, we began consolidating OceanGeo upon acquiring a controlling interest and therefore have included OceanGeo revenues and gross profit for 2014 related to projects completed in Trinidad and West Africa. In 2013, OceanGeo was an equity-method investment and not a consolidated subsidiary. Therefore, our share of OceanGeo’s results of operations were recorded as equity in income (losses) of investment. See “Other Items — Equity in Losses of Investments” below.
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
Research, Development and Engineering — Research, development and engineering expense increased $4.0 million, or 11%, to $40.4 million, as adjusted, for 2014, compared to $36.4 million, as adjusted, for 2013. This increase was due to increased investment in our Calypso ocean bottom cable system to be used in OBS data acquisition services by OceanGeo.
Marketing and Sales — Marketing and sales expense increased $1.1 million, or 3%, to $39.4 million, as adjusted, for 2014, compared to $38.3 million, as adjusted, for 2013. This increase was primarily due to an increase in marketing and sales personnel in our Solutions segment.
General, Administrative and Other Operating Expenses — General, administrative and other operating expenses increased $10.3 million, or 18%, to $67.0 million, as adjusted, for 2014, compared to $56.7 million, as adjusted, for 2013. This increase was primarily related to the consolidation of general and administrative expenses incurred at OceanGeo.
Other Items
Interest Expense, net — Interest expense, net, of $19.4 million for 2014 increased compared to $12.3 million for 2013. This increase is directly related to the issuance of the Notes in May 2013 compared to a full year of interest on the Notes in 2014. For additional information, please refer to “— Liquidity and Capital Resources — Sources of Capital” below.
Equity in Losses of Investments — We account for our investment in INOVA Geophysical as an equity method investment.
Prior to 2015, we recorded our share of earnings and losses of our 49% interest in INOVA Geophysical on a one fiscal quarter lag basis. Thus, our share of INOVA Geophysical’s earnings (losses) for the periods from October 1, 2013 to September 30, 2014 (“Fiscal 2014”) and from October 1, 2012 to September 30, 2013 (“Fiscal 2013”) were included in our consolidated financial results for fiscal 2014 and fiscal 2013, respectively. For 2014, we recorded our 49% share of equity in INOVA Geophysical’s losses of approximately $50.2 million (including (i) $3.5 million representing our share of charges associated with the write-down of excess and obsolete inventory and certain receivables and (ii) the $30.7 million write-down of our equity interest in INOVA Geophysical to zero). For 2013, we recorded our 49% share in INOVA Geophysical’s losses of approximately $22.5 million (including $18.8 million representing our share of several restructuring charges and write-downs of excess and obsolete inventory). Results for Fiscal 2014 were primarily impacted by a 51% decrease in sales during twelve months ended September 30, 2014 as a result of (i) the soft land seismic market caused by the reduction in exploration spending by E&P companies and (ii) reduced purchases by BGP. For a discussion of the impairment of our equity method investment in INOVA, see Footnote 5 “Equity Method Investments” of Footnotes to Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K.

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
Other Income (Expense) — Other income for 2014 was $79.9 million compared to other expense of $182.5 million for 2013. The difference primarily relates to changes in our accrual for loss contingency related to a legal matter. See further discussion at Footnote 7 “Legal Matters” and in Part 1, Item 3, “Legal Proceedings.”
The following table reflects the significant items of other income (expense) (in thousands):

	Years Ended December 31,
	2014	2013
Reduction of (accrual for) loss contingency related to legal proceedings (Footnote 7)	$69,557	$(183,327)
Gain on sale of a product line(1)	6,522	—
Gain on sale of a cost method investment(2)	5,463	3,591
Other expense	(1,682)	(2,794)
Total other income (expense)	$79,860	$(182,530)

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
Preferred Stock Dividends and Conversion Payment of Preferred Stock — On September 30, 2013, the holder of all of the outstanding shares of our Series D Preferred Stock converted all of the shares into approximately 404,338 shares of our common stock. Concurrent with the holder’s conversion of its shares of Series D Preferred Stock, we paid the holder a cash payment of approximately $5.0 million, representing dividends in respect of the Preferred Stock and the estimated present value of certain future dividends in respect of the Series D Preferred Stock. As a result of the conversion, all outstanding shares of Series D Preferred Stock were converted into shares of our common stock, and no shares of Series D Preferred Stock remain outstanding. Shares of common stock have been retroactively adjusted to reflect the one-for-fifteen reverse stock split completed on February 4, 2016.

Liquidity and Capital Resources
Sources of Capital
As of December 31, 2015, we had $84.9 million in cash on hand and an undrawn Credit Facility (as defined below) with a borrowing base of $40.0 million. Our cash requirements include our working capital requirements and cash required for our debt service payments, multi-client seismic data acquisition activities and capital expenditures. As of December 31, 2015, we had working capital of $93.2 million. Working capital requirements are primarily driven by our continued investment in our multi-client data library ($45.6 million in 2015) and, to a lesser extent, our inventory and other purchase obligations. At December 31, 2015, our outstanding inventory and other purchase obligations were $3.7 million. Also, our headcount has traditionally been a significant driver of our working capital needs. Because a significant portion of our business is involved in the planning, processing and interpretation of seismic data services, one of our largest investments is in our employees, which involves cash expenditures for their salaries, bonuses, payroll taxes and related compensation expenses.
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
Revolving Credit Facility, — In August 2014, ION and its material U.S. subsidiaries, ION Exploration Products (U.S.A.), Inc., I/O Marine Systems, Inc. and GX Technology Corporation (collectively, the “Subsidiary Borrowers”), entered into a credit facility (the “Credit Facility”). For a complete discussion of the terms, available credit and security of this Credit Facility, see Footnote 4 “Long-Term Debt and Lease Obligations” of Footnotes to Consolidated Financial Statements.
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
The borrowing base under the First Amendment will increase or decrease monthly using an amended formula based on certain eligible receivables, eligible inventory and other amounts, including a percentage of the net orderly liquidation value of the Company's multi-client data library (not to exceed $15.0 million for the multi-client data library data component).  At December 31, 2015, the borrowing base under the Credit Facility was $40.0 million, and there was no outstanding indebtedness under the Credit Facility.
The Credit Facility, as amended, contains covenants that, among other things, restrict the Company, subject to certain exceptions, from incurring additional indebtedness (including capital lease obligations), repurchasing equity, paying dividends or distributions, granting or incurring additional liens on the Company’s properties, pledging shares of the Company’s subsidiaries, entering into certain merger or other change-in-control transactions, entering into transactions with the Company’s affiliates, making certain sales or other dispositions of the Company’s assets, making certain investments, acquiring other businesses and entering into sale-leaseback transactions with respect to the Company’s property.
The Credit Facility, as amended, requires that ION and the Subsidiary Borrowers maintain a minimum fixed charge coverage ratio of 1.1 to 1.0 as of the end of each fiscal quarter during the existence of a covenant testing trigger event. The fixed charge coverage ratio is defined as the ratio of (i) ION’s EBITDA, minus unfunded capital expenditures made during the relevant period, minus distributions (including tax distributions) and dividends made during the relevant period, minus cash taxes paid during the relevant period, to (ii) certain debt payments made during the relevant period. A covenant testing trigger event occurs upon (a) the occurrence and continuance of an event of default under the Credit Facility or (b) the failure to maintain a measure of liquidity greater than (i) $5.0 million for five consecutive business days or (ii) $4.0 million on any given business day. Liquidity, as defined in the Credit Facility, is the Company’s excess availability to borrow ($40.0 million at December 31, 2015) plus the aggregate amount of unrestricted cash held by ION, the Subsidiary Borrowers and their domestic subsidiaries.
At December 31, 2015, we were in compliance with all of the covenants under the Credit Facility.
The Credit Facility, as amended, contains customary event of default provisions (including a “change of control” event affecting us), the occurrence of which could lead to an acceleration of the Company’s obligations under the Credit Facility as amended. see Footnote 4 “Long-term Debt and Lease Obligations” of Footnotes to Consolidated Financial Statements.

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
The Indenture governing the Notes requires us to maintain compliance with various covenants. At December 31, 2015, we were in compliance with all of the covenants under the Indenture. For further information regarding the Notes, see Footnote 4 “Long-term Debt and Lease Obligations” of Footnotes to Consolidated Financial Statements.
Meeting our Liquidity Requirements
As of December 31, 2015, our total outstanding indebtedness (including capital lease obligations) was approximately $186.3 million, consisting primarily of approximately $175.0 million outstanding Notes (maturing in May 2018) and $9.8 million of capital leases. As of December 31, 2015, there was no outstanding indebtedness under our Credit Facility and the borrowing base was $40 million.
For 2015, total capital expenditures, including investments in our multi-client data library, were $64.8 million. We currently expect that our capital expenditures, including investments in our multi-client data library, will be reduced in 2016 to a range of $15 million to $35 million. Investments in our multi-client data library are dependent upon the timing of our new ventures projects and the availability of underwriting by our customers. Our OBS business will require $12 million to $15 million of capital resources to remain intact during 2016, as we work with potential customers to obtain sales. Our asset light strategy enables us to scale our business to avoid significant fixed costs and to remain financially flexible as we manage the timing and levels of our capital expenditures. In addition, we are authorized to spend the remaining $23 million for the repurchase of shares of our common through November 2017.
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
Loss Contingency — WesternGeco Lawsuit
As of December 31, 2015, we have a loss contingency of $22.0 million accrued related to the legal proceedings with WesternGeco. As described at Part I, Item 3. “Legal Proceedings,” there are possible scenarios involving an outcome in the WesternGeco lawsuit that could materially and adversely affect our liquidity. In connection with our appeal of the trial court judgment, we arranged with sureties to post an appeal bond on our behalf. The terms of the appeal bond arrangements provide the sureties the contractual right for as long as the bond is outstanding to require us to post cash collateral for up to the full amount of the bond. If the sureties exercise their right to require collateral while the appeal bond is outstanding, we intend to utilize a combination of cash on hand and undrawn balances available under our Credit Facility. We have received a request for $11.0 million in collateral and are in negotiations with the sureties regarding the request. Any requirements that we collateralize the appeal bond will reduce our liquidity and may reduce the amount otherwise available to be borrowed under our Credit Facility. If we are required to collateralize the full amount of the bond, we might also seek additional debt and/or equity financing. No assurances can be made whether our efforts to raise additional cash would be successful and, if so, on what terms and conditions, and at what cost we might be able to secure any such financing. If additional funds are raised through the issuance of debt and/or equity securities, these securities could have rights, preferences and privileges less favorable to us than our current debt or equity securities, and the terms of these securities could impose further restrictions on our operations.

If we are unable to raise additional capital under these circumstances or if our efforts on appeal to reverse or reduce the verdict substantially are unsuccessful, it would likely have a material adverse effect on our company and impact our ability to execute our business plan.
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
Cash Flow from Operations
Net cash used in operating activities was $16.5 million for 2015, compared to net cash provided by operating activities of $129.8 million for 2014. The decrease in our cash flows from operations was primarily due to lower revenues in 2015 compared to 2014, from the slowdown in exploration spending as well as decreases in accounts payable accrued expenses and accrued royalties.
Net cash provided by operating activities was $129.8 million for 2014, compared to $147.6 million for 2013. The decrease in our cash flows from operations was primarily due to lower revenues in 2014 compared to 2013, partially offset by lower levels of accounts receivable and unbilled receivables.
Cash Flow Used In Investing Activities
Net cash flow used in investing activities was $63.5 million for 2015, compared to $48.8 million for 2014. The principal uses of cash in our investing activities during 2015 were $45.6 million of continued investments in our multi-client data library, $19.2 million of investments in property, plant and equipment.
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
Cash Flow from Financing Activities
Net cash flow used in financing activities was $9.5 million for 2015, compared to $56.0 million of net cash flow provided by financing activities for 2014. The net cash flow used in financing activities during 2015 was primarily related to $7.5 million of payments on long-term debt related to equipment capital leases and $2.0 million to repurchase of common stock.
Net cash flow used in financing activities was $56.0 million for 2014, compared to $98.7 million of net cash flow provided by financing activities for 2013. The net cash flow used in financing activities during 2014 was primarily related to the $35.0 million of net repayments on our prior senior secured credit facility, $13.0 million of payments on long-term debt, and $6.0 million to purchase the remaining interest in OceanGeo.
Inflation and Seasonality
Inflation in recent years has not had a material effect on our costs of goods or labor, or the prices for our products or services. Traditionally, our business has been seasonal, with strongest demand typically in the fourth quarter of our fiscal year. We experienced increased demand in the fourth quarter of 2015 driven by increased capital expenditures from our E&P customers, consistent with our historical seasonality. However, sales in 2015 have been negatively impacted by reduced exploration spending by our E&P customers.

Future Contractual Obligations
The following table sets forth estimates of future payments of our consolidated contractual obligations, as of December 31, 2015 (in thousands):

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt	$175,000	$—	$175,000	$—	$—
Interest on long-term debt obligations	44,457	14,819	29,638	—	—
Equipment capital lease obligations	9,762	6,354	3,408	—	—
Operating leases	83,925	12,154	27,134	27,218	17,419
Purchase obligations	3,712	3,712	—	—	—
Total	$316,856	$37,039	$235,180	$27,218	$17,419
The long-term debt at December 31, 2015 included $175.0 million of principal amount of indebtedness outstanding under our Notes issued in May 2013. The $9.8 million of equipment capital lease obligations relates to Imaging’s financing of computer and other equipment purchases.
The operating lease commitments at December 31, 2015 relate to our leases for certain equipment, offices, processing centers, warehouse space and seismic vessels under non-cancelable operating leases. Our purchase obligations primarily relate to our committed inventory purchase orders under which deliveries of inventory are scheduled to be made in 2016.
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
Multi-Client Data Library
Our multi-client data library consists of seismic surveys that are offered for licensing to customers on a non-exclusive basis. The capitalized costs include the costs paid to third parties for the acquisition of data and related activities associated with the data creation activity and direct internal processing costs, such as salaries, benefits, computer-related expenses and other costs incurred for seismic data project design and management. For 2015, 2014 and 2013, we capitalized, as part of our multi-client data library, $6.1 million, $8.3 million and $2.1 million, respectively, of direct internal processing costs.

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
Estimated sales are determined based upon discussions with our customers, our experience and our knowledge of industry trends. Changes in sales estimates may have the effect of changing the percentage relationship of cost of services to revenue. In applying the sales forecast method, an increase in the projected sales of a survey will result in lower cost of services as a percentage of revenue and higher earnings when revenue associated with that particular survey is recognized, while a decrease in projected sales will have the opposite effect. Assuming that the overall volume of sales mix of surveys generating revenue in the period was held constant in 2015, an increase of 10% in the sales forecasts of all surveys would have decreased our amortization expense by approximately $1.6 million.
We estimate the ultimate revenue expected to be derived from a particular seismic data survey over its estimated useful economic life to determine the costs to amortize, if greater than straight-line amortization. That estimate is made by us at the project’s initiation. For a completed multi-client survey, we review the estimate quarterly. If during any such review, we determine that the ultimate revenue for a survey is expected to be materially more or less than the original estimate of total revenue for such survey, we decrease or increase (as the case may be) the amortization rate attributable to the future revenue from such survey. In addition, in connection with such reviews, we evaluate the recoverability of the multi-client data library, and if required under ASC 360-10 “Impairment and Disposal of Long-Lived Assets,” record an impairment charge with respect to such data. In 2014, we wrote down our multi-client data library by $100.1 million due to current market conditions. For a full discussion of impairments of our multi-client data library in 2014 and 2013, see Footnote 2 “Impairments, Restructurings and Other Charges” of Footnotes to Consolidated Financial Statements included elsewhere in this Form 10-K for additional information. There were no significant impairment charges during 2013.
Reserve for Excess and Obsolete Inventories
Our reserve for excess and obsolete inventories is based on historical sales trends and various other assumptions and judgments, including future demand for our inventory, the timing of market acceptance of our new products and the risk of obsolescence driven by new product introductions. When we record a charge for excess and obsolete inventories, the amount is applied as a reduction in the cost basis of the specific inventory item for which the charge was recorded. Should these assumptions and judgments not be realized for these or for other reasons, our reserve would be adjusted to reflect actual results. Our industry is subject to technological change and new product development that could result in obsolete inventory. Our reserve for inventory at December 31, 2015 was $24.5 million compared to $29.8 million at December 31, 2014, a decrease of $5.3 million of scrapped obsolete inventory previously reserved in our Systems business.
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
We completed our annual goodwill impairment testing as of December 31, 2015 and concluded no impairment was required. The goodwill balance as of December 31, 2015 was comprised of $23.3 million in our Software and $2.9 million in our Solutions reporting units.
In 2014, we recorded an impairment charge of $21.9 million related to our goodwill in our Marine Systems reporting unit. For goodwill testing purposes, the litigation contingency accrual of $123.8 million as of December 31, 2014 was assigned to this reporting unit. Based on this accrual and the recording of a valuation allowance on substantially all of our net deferred tax assets, this reporting unit’s carrying value was negative as of December 31, 2014. The negative carrying value required us to perform Step 2 of the impairment test on Marine Systems; the test determined that the goodwill associated with the Marine Systems reporting unit was impaired. We also recorded a $1.4 million impairment of certain intangible assets related to customer relationship within our Solutions segment at December 31, 2014.
Our 2015 quantitative assessment indicated that the fair values of our Software and Solutions reporting units significantly exceeded their carrying values. Our analyses are based upon our internal operating forecasts, which include assumptions about market and economic conditions. However, if our estimates or related projections associated with the reporting units significantly change in the future, we may be required to record further impairment charges. If the operational results of our segments are lower than forecasted or the economic conditions are worse than expected, then the fair value of our segments will be adversely affected.
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
Foreign Sales Risks
For 2015, we recognized $16.4 million of sales to customers in Latin American countries, $72.6 million of sales to customers in Europe, $19.1 million of sales to customers in Asia Pacific, $13.2 million of sales to customers in Africa, $14.6 million of sales to customers in the Middle East and $11.0 million of sales to customers in the Commonwealth of Independent States, or former Soviet Union (CIS). The majority of our foreign sales are denominated in U.S. dollars. For 2015, 2014 and

2013, international sales comprised 66%, 74% and 73%, respectively, of total net revenues. Since 2008, global economic problems and uncertainties have generally increased in scope and nature. Since early 2014, crude oil prices dropped by approximately 50%–70% as the non-U.S. economic outlook continues to weaken, North American production continues to expand, and more recently, Saudi Arabia has publicly stated its intention to support its global market share at the expense of lower prices. The decline in crude oil prices, as well as U.S. and European Union sanctions against Russia related to its actions in Ukraine, have both contributed to the devaluation of the Russian ruble putting significant pressure on our Russian-based customers and negatively impacting the appeal of seismic data located in Russia to potential non-Russian buyers. In 2015, the Russian ruble strengthened briefly during the first quarter of the year. However, it continued to decline sharply in both the third and fourth quarters and into January 2016, reaching its lowest level since the currency was redenominated in 1998. Our results of operations, liquidity and financial condition related to our operations in Russia are primarily denominated in U.S. dollars. To the extent that world events or economic conditions negatively affect our future sales to customers in many regions of the world, as well as the collectability of our existing receivables, our future results of operations, liquidity and financial condition would be adversely affected.
Off-Balance Sheet Arrangements
Variable interest entities. As of December 31, 2015, our investment in INOVA Geophysical constitutes an investment in a variable interest entity, as that term is defined in FASB ASC Topic 810-10 “Consolidation – Overall” and as defined in Item 303(a)(4)(ii) of SEC Regulation S-K. See Footnote 1 “Summary of Significant Accounting Policies-Equity Method Investments” of Footnotes to Consolidated Financial Statements included elsewhere in this Form 10-K for additional information.
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
Interest Rate Risk
As of December 31, 2015, we had outstanding total indebtedness of approximately $186.3 million, including capital lease obligations. As of December 31, 2015, all of this indebtedness accrues interest at fixed interest rates.
As our borrowings under the Credit Facility are subject to variable interest rates, we are subject to interest rate risk to the extent we have outstanding balances under the Credit Facility. We are therefore impacted by changes in LIBOR and/or our bank's base rates. We may, from time to time, use derivative financial instruments (e.g., interest rate caps), to help mitigate rising interest rates under our Credit Facility. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors.
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

Through our subsidiaries, we operate in a wide variety of jurisdictions, including the United Kingdom, Australia, the Netherlands, Brazil, China, Canada, Russia, the United Arab Emirates, Egypt and other countries. Our financial results may be affected by changes in foreign currency exchange rates. Our consolidated balance sheet at December 31, 2015 reflected approximately $21.8 million of net working capital related to our foreign subsidiaries, a majority of which is within the United Kingdom. Our foreign subsidiaries receive their income and pay their expenses primarily in their local currencies. To the extent that transactions of these subsidiaries are settled in the local currencies, a devaluation of these currencies versus the U.S. dollar could reduce the contribution from these subsidiaries to our consolidated results of operations as reported in U.S. dollars. For the year ended December 31, 2015, we recorded net foreign currency losses of approximately $2.1 million in Other income (expense), a majority of these losses are due to currency losses related to our operations within Brazil, Australia and Canada, partially offset by currency gains related to our operations in the United Kingdom.
Item 8. Financial Statements and Supplementary Data
The financial statements and related notes thereto required by this item begin at page F-1 hereof.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file with or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms. Disclosure controls and procedures are defined in Rule 13a-15(e) under the Exchange Act, and they include, without limitation, controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2015.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 based upon criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
The independent registered public accounting firm that has also audited our consolidated financial statements included in this Annual Report on Form 10-K has issued an audit report on our internal control over financial reporting. This report appears below.
(c) Changes in Internal Control over Financial Reporting. There was not any change in our internal control over financial reporting that occurred during the three months ended December 31, 2015, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
ION Geophysical Corporation
We have audited the internal control over financial reporting of ION Geophysical Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control–Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015, and our report dated February 11, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
Houston, Texas
February 11, 2016

Item 9B. Other Information
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Reference is made to the information appearing in the definitive proxy statement, under “Item 1 — Election of Directors,” for our annual meeting of stockholders to be held on May 18, 2016 (the “2016 Proxy Statement”) to be filed with the SEC with respect to Directors, Executive Officers and Corporate Governance, which is incorporated herein by reference and made a part hereof in response to the information required by Item 10.
Item 11. Executive Compensation
Reference is made to the information appearing in the 2016 Proxy Statement, under “Executive Compensation,” to be filed with the SEC with respect to Executive Compensation, which is incorporated herein by reference and made a part hereof in response to the information required by Item 11.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Reference is made to the information appearing in the 2016 Proxy Statement, under “Item 1 — Ownership of Equity Securities of ION” and “Equity Compensation Plan Information,” to be filed with the SEC with respect to Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, which is incorporated herein by reference and made a part hereof in response to the information required by Item 12.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Reference is made to the information appearing in the 2016 Proxy Statement, under “Item 1 — Certain Transactions and Relationships,” to be filed with the SEC with respect to Certain Relationships and Related Transactions and Director Independence, which is incorporated herein by reference and made a part hereof in response to the information required by Item 13.
Item 14. Principal Accounting Fees and Services
Reference is made to the information appearing in the 2016 Proxy Statement, under “Principal Auditor Fees and Services,” to be filed with the SEC with respect to Principal Accountant Fees and Services, which is incorporated herein by reference and made a part hereof in response to the information required by Item 14.

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
Purchase Agreement, dated May 8, 2013, among ION Geophysical Corporation, the subsidiary guarantors named therein and Citigroup Global Markets Inc. and Wells Fargo Securities, LLC, as representatives of the initial purchasers named therein, filed on May 13, 2013 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference

	10.41	—
Second Lien Intercreditor Agreement by and among China Merchants Bank Co., Ltd., New York Branch, as administrative agent, first lien representative for the first lien secured parties and collateral agent for the first lien secured parties, Wilmington Trust Company, National Association, as trustee and second lien representative for the second lien secured parties, and U.S. Bank National Association, as collateral agent for the second lien secured parties, and acknowledged and agreed to by ION Geophysical Corporation and the other grantors named therein, filed on May 13, 2013 as Exhibit 10.2 to the Company’s Current Report on Form 8-K and incorporated herein by reference

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

	**10.43	—	Transition and Separation Agreement dated effective as of October 30, 2014, by and between ION Geophysical Corporation and Gregory J. Heinlein.
	**10.44	—	Employment Agreement dated effective as of November 13, 2014, between ION Geophysical Corporation and Steve Bate.
	**10.45	—
Form of Rights Agreement dated March 1, 2015 issued under the ION Stock Appreciation Rights Plan dated November 17, 2008, filed on May 7, 2015 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, and incorporated herein by reference.

	10.46	—
First Amendment to Revolving Credit and Security Agreement dated as of August 4, 2015 among PNC Bank, National Association, as lender and agent, the lenders from time to time party thereto, as lenders, with ION Geophysical Corporation, ION Exploration Products (U.S.A.), Inc., I/O Marine Systems, Inc. and GX Technology Corporation, as borrowers, filed on August 6, 2015 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

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
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at December 31, 2015 and 2014, (ii) Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013, (iii) Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, (v) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013, (vi) Footnotes to Consolidated Financial Statements and (vii) Schedule II – Valuation and Qualifying Accounts.

*	Filed herewith.
**	Management contract or compensatory plan or arrangement.

(b)	Exhibits required by Item 601 of Regulation S-K.
Reference is made to subparagraph (a) (3) of this Item 15, which is incorporated herein by reference.

(c)	Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Houston, State of Texas, on February 11, 2016.

ION GEOPHYSICAL CORPORATION

By	/s/ R. Brian Hanson
R. Brian Hanson
President and Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints R. Brian Hanson and Jamey S. Seely and each of them, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and re-substitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all documents relating to the Annual Report on Form 10-K for the year ended December 31, 2015, including any and all amendments and supplements thereto, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacities	Date

/S/ R. BRIAN HANSON	President, Chief Executive Officer and Director (Principal Executive Officer)	February 11, 2016
R. Brian Hanson

/S/ STEVEN A. BATE	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 11, 2016
Steven A. Bate

/S/ SCOTT SCHWAUSCH	Vice President and Corporate Controller (Principal Accounting Officer)	February 11, 2016
Scott Schwausch

/S/ JAMES M. LAPEYRE, JR.	Chairman of the Board of Directors and Director	February 11, 2016
James M. Lapeyre, Jr.

/S/ DAVID H. BARR	Director	February 11, 2016
David H. Barr

/S/ HAO HUIMIN	Director	February 11, 2016
Hao Huimin

Name	Capacities	Date

/S/ MICHAEL C. JENNINGS	Director	February 11, 2016
Michael C. Jennings

/S/ FRANKLIN MYERS	Director	February 11, 2016
Franklin Myers

/S/ S. JAMES NELSON, JR.	Director	February 11, 2016
S. James Nelson, Jr.

/S/ JOHN N. SEITZ	Director	February 11, 2016
John N. Seitz

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
ION Geophysical Corporation
We have audited the accompanying consolidated balance sheets of ION Geophysical Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the years then ended. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ION Geophysical Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years ended December 31, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited the adjustments described in Note 11 to the financial statements that were applied to the 2013 financial statements to retrospectively apply the reverse stock split. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2013 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2013 financial statements taken as a whole.
As discussed in Note 20 to the consolidated financial statements, the Company changed its method of presentation for deferred income taxes in 2015 due to the adoption of FASB Accounting Standards Update No. 2015-17 - Balance Sheet Classification of Deferred Income Taxes.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 11, 2016 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP
Houston, Texas
February 11, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of ION Geophysical Corporation and Subsidiaries
We have audited, before the effects of the adjustments to retrospectively apply the change in accounting related to the reverse stock split described in Note 11, the accompanying consolidated statements of operations, comprehensive loss, cash flows, and stockholders’ equity of ION Geophysical Corporation and subsidiaries as of December 31, 2013 (the 2013 financial statements before the effects of the adjustments related to the reverse stock split discussed in Note 11 are not presented herein). Our audit also included the financial statement schedule for the year ended December 31, 2013 listed in the Index at Item 15(a). The 2013 financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.
In our opinion, the 2013 financial statements, before the effects of the adjustments related to the reverse stock split to retrospectively apply the change in accounting described in Note 11, present fairly, in all material respects, the consolidated results of operations and cash flows of ION Geophysical Corporation and subsidiaries for the year ended December 31, 2013 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We were not engaged to audit, review, or apply any procedures to the adjustments related to the adjustments to retrospectively apply the change in accounting described in Note 11 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Grant Thornton LLP.

/s/ Ernst & Young LLP
Houston, Texas
February 24, 2014

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$84,933	$173,608
Accounts receivable, net	44,365	114,325
Unbilled receivables	19,937	22,599
Inventories	32,721	51,162
Prepaid expenses and other current assets	14,807	13,662
Total current assets	196,763	375,356
Deferred income tax asset	—	8,604
Property, plant, equipment and seismic rental equipment, net	72,027	69,840
Multi-client data library, net	132,237	118,669
Goodwill	26,274	27,388
Intangible assets, net	4,810	6,788
Other assets	6,305	10,612
Total assets	$438,416	$617,257
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$7,912	$7,649
Accounts payable	29,799	36,863
Accrued expenses	34,287	65,264
Accrued multi-client data library royalties	25,045	35,219
Deferred revenue	6,560	8,262
Total current liabilities	103,603	153,257
Long-term debt, net of current maturities	178,408	182,945
Other long-term liabilities	44,365	143,804
Total liabilities	326,376	480,006
Redeemable noncontrolling interest	—	1,539
Commitments and contingencies
Equity:
Common stock, $0.01 par value; authorized 26,666,667 shares; outstanding 10,702,689 and 10,965,606 shares at December 31, 2015 and 2014, respectively, net of treasury stock	107	110
Additional paid-in capital	894,715	889,284
Accumulated deficit	(759,531)	(734,409)
Accumulated other comprehensive loss	(14,781)	(12,807)
Treasury stock, at cost, 353,124 and 56,636 shares at December 31, 2015 and 2014 respectively	(8,551)	(6,565)
Total stockholders’ equity	111,959	135,613
Noncontrolling interests	81	99
Total equity	112,040	135,712
Total liabilities and equity	$438,416	$617,257
See accompanying Footnotes to Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2015	2014	2013
	(In thousands, except per share data)
Service revenues	$160,480	$384,938	$391,317
Product revenues	61,033	124,620	157,850
Total net revenues	221,513	509,558	549,167
Cost of services	179,816	278,627	272,047
Cost of products	33,295	68,608	112,346
Impairment of multi-client data library	399	100,100	5,461
Gross profit	8,003	62,223	159,313
Operating expenses:
Research, development and engineering	26,445	41,009	37,742
Marketing and sales	30,493	39,682	38,583
General, administrative and other operating expenses	51,697	76,177	66,592
Impairment of goodwill and intangible assets	—	23,284	—
Total operating expenses	108,635	180,152	142,917
Income (loss) from operations	(100,632)	(117,929)	16,396
Interest expense, net	(18,753)	(19,382)	(12,344)
Equity in losses of investments	—	(49,485)	(42,320)
Other income (expense)	98,275	79,860	(182,530)
Loss before income taxes	(21,110)	(106,936)	(220,798)
Income tax expense	4,044	20,582	25,720
Net loss	(25,154)	(127,518)	(246,518)
Net (income) loss attributable to noncontrolling interests	32	(734)	658
Net loss attributable to ION	(25,122)	(128,252)	(245,860)
Preferred stock dividends	—	—	1,014
Conversion payment of preferred stock	—	—	5,000
Net loss applicable to common shares	$(25,122)	$(128,252)	$(251,874)
Net loss per share:
Basic	$(2.29)	$(11.72)	$(23.84)
Diluted	$(2.29)	$(11.72)	$(23.84)
Weighted average number of common shares outstanding:
Basic	10,957	10,939	10,567
Diluted	10,957	10,939	10,567
See accompanying Footnotes to Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Net loss	$(25,154)	$(127,518)	$(246,518)
Other comprehensive income (loss), net of taxes, as appropriate:
Foreign currency translation adjustments	(1,974)	(882)	713
Equity interest in investee’s other comprehensive loss	—	(841)	(373)
Unrealized gain on available-for-sale securities	—	28	277
Other changes in other comprehensive income	—	26	131
Total other comprehensive income (loss), net of taxes	(1,974)	(1,669)	748
Comprehensive net loss	(27,128)	(129,187)	(245,770)
Comprehensive (income) loss attributable to noncontrolling interests	32	(734)	658
Comprehensive net loss attributable to ION	$(27,096)	$(129,921)	$(245,112)
See accompanying Footnotes to Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Cash flows from operating activities:
Net loss	$(25,154)	$(127,518)	$(246,518)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization (other than multi-client library)	26,527	27,656	18,158
Amortization of multi-client data library	35,784	64,374	86,716
Stock-based compensation expense	5,486	8,707	7,476
Accrual for (reduction of) loss contingency related to legal proceedings	(101,978)	(69,557)	183,327
Equity in losses of investments	—	49,485	42,320
Gain on sale of Source product line	—	(6,522)	—
Gain on sale of cost method investments	—	(5,463)	(3,591)
Impairment of goodwill and intangible assets	—	23,284	—
Impairment of multi-client data library	399	100,100	5,461
Write-down of excess and obsolete inventory	151	6,952	21,197
Write-down of receivables from INOVA Geophysical	—	5,510	—
Write-down of receivables from OceanGeo	—	—	9,157
Deferred income taxes	7,444	(437)	4,844
Change in operating assets and liabilities:
Accounts receivable	69,491	41,943	(27,571)
Unbilled receivables	1,630	26,762	40,211
Inventories	2,251	(13,892)	(8,906)
Accounts payable, accrued expenses and accrued royalties	(30,264)	(4,771)	8,482
Deferred revenue	(1,571)	(8,382)	(6,253)
Other assets and liabilities	(6,720)	11,549	13,077
Net cash provided by (used in) operating activities	(16,524)	129,780	147,587
Cash flows from investing activities:
Investment in multi-client data library	(45,558)	(67,785)	(114,582)
Purchase of property, plant, equipment and seismic rental equipment	(19,241)	(8,264)	(16,914)
Repayment of (net advances to) INOVA Geophysical	—	1,000	(5,000)
Net investment in and advances to OceanGeo B.V. prior to its consolidation	—	(3,074)	(24,755)
Net proceeds from sale of Source product line	—	14,394	—
Proceeds from sale of cost method investments	—	14,051	4,150
Investment in convertible notes	—	—	(2,000)
Other investing activities	1,263	928	128
Net cash used in investing activities	(63,536)	(48,750)	(158,973)
Cash flows from financing activities:
Proceeds from issuance of notes	—	—	175,000
Borrowings under revolving line of credit	—	15,000	35,000
Payments under revolving line of credit	—	(50,000)	(97,250)
Payments on notes payable and long-term debt	(7,452)	(12,998)	(4,361)
Cost associated with issuance of debt	(145)	(2,194)	(6,773)
Acquisition of non-controlling interest	—	(6,000)	—
Repurchase of common stock	(1,989)	—	—
Payment of preferred dividends	—	—	(1,014)
Conversion payment of preferred stock	—	—	(5,000)
Proceeds from employee stock purchases and exercise of stock options	73	577	2,527
Other financing activities	—	(359)	573
Net cash provided by (used in) financing activities	(9,513)	(55,974)	98,702
Effect of change in foreign currency exchange rates on cash and cash equivalents	898	496	(231)
Net increase (decrease) in cash and cash equivalents	(88,675)	25,552	87,085
Cash and cash equivalents at beginning of period	173,608	148,056	60,971
Cash and cash equivalents at end of period	$84,933	$173,608	$148,056
See accompanying Footnotes to Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Cumulative Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
(In thousands, except shares)	Shares	Amount	Shares	Amount
Balance at December 31, 2012	27,000	$27,000	10,423,797	$104	$850,129	$(360,297)	$(11,886)	$(6,565)	$534	$499,019
Net loss (a)	—	—	—	—	—	(245,860)	—	—	(339)	(246,199)
Translation adjustment	—	—	—	—	—	—	713	—	(56)	657
Change in fair value of effective cash flow hedges (net of taxes)	—	—	—	—	—	—	131	—	—	131
Equity interest in INOVA Geophysical’s other comprehensive loss	—	—	—	—	—	—	(373)	—	—	(373)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	277	—	—	277
Preferred stock dividends	—	—	—	—	(1,014)	—	—	—	—	(1,014)
Conversion payment of preferred stock	(27,000)	(27,000)	404,338	5	21,995	—	—	—	—	(5,000)
Stock-based compensation expense	—	—	—	—	7,476	—	—	—	—	7,476
Exercise of stock options	—	—	47,172	—	2,527	—	—	—	—	2,527
Vesting of restricted stock units/awards	—	—	38,558	—	—	—	—	—	—	—
Restricted stock cancelled for employee minimum income taxes	—	—	(7,672)	—	(483)	—	—	—	—	(483)
Issuance of stock for the ESPP	—	—	9,658	—	780	—	—	—	—	780
Tax benefits from stock-based compensation	—	—	—	—	87	—	—	—	—	87
Balance at December 31, 2013	—	—	10,915,851	109	881,497	(606,157)	(11,138)	(6,565)	139	257,885
Net loss (a)	—	—	—	—	—	(128,252)	—	—	18	(128,234)
Translation adjustment	—	—	—	—	—	—	(882)	—	(58)	(940)
Change in fair value of effective cash flow hedges (net of taxes)	—	—	—	—	—	—	26	—	—	26
Equity interest in INOVA Geophysical’s other comprehensive loss	—	—	—	—	—	—	(841)	—	—	(841)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	28	—	—	28
Stock-based compensation expense	—	—	—	—	8,707	—	—	—	—	8,707
Exercise of stock options	—	—	1,900	—	95	—	—	—	—	95
Vesting of restricted stock units/awards	—	—	44,162	1	(1)	—	—	—	—	—
Restricted stock cancelled for employee minimum income taxes	—	—	(9,075)	—	(350)	—	—	—	—	(350)
Issuance of stock for the ESPP	—	—	12,768	—	482	—	—	—	—	482
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	(1,146)	—	—	—	—	(1,146)
Balance at December 31, 2014	—	—	10,965,606	110	889,284	(734,409)	(12,807)	(6,565)	99	135,712
Net loss (a)	—	—	—	—	—	(25,122)	—	—	4	(25,118)
Translation adjustment	—	—	—	—	—	—	(1,974)	—	(22)	(1,996)
Stock-based compensation expense	—	—	—	—	5,486	—	—	—	—	5,486
Vesting of restricted stock units/awards	—	—	29,191	—	—	—	—	—	—	—
Purchase of treasury shares	—	—	(296,488)	(3)	—	—	—	(1,986)	—	(1,989)
Restricted stock cancelled for employee minimum income taxes	—	—	(6,208)	—	(126)	—	—	—	—	(126)
Issuance of stock for the ESPP	—	—	10,588	—	215	—	—	—	—	215
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	(144)	—	—	—	—	(144)
Balance at December 31, 2015	—	$—	10,702,689	$107	$894,715	$(759,531)	$(14,781)	$(8,551)	$81	$112,040

(a)
Net income attributable to noncontrolling interests for 2015, 2014 and 2013 excludes less than $(0.1) million, $0.7 million and $(0.3) million, respectively, related to the redeemable noncontrolling interests, which is reported in the mezzanine equity section of the Consolidated Balance Sheet.

(b)	The figures set forth in the tables above have been retroactively adjusted to reflect the one-for-fifteen reverse stock split completed on February 4,2016.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions. At times such investments may be in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit. At December 31, 2015 and 2014, there was $0.5 million and $0.4 million, respectively, of short-term restricted cash used to secure standby and commercial letters of credit, which is included within Prepaid Expenses and Other Current Assets.
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
Multi-Client Data Library
The multi-client data library consists of seismic surveys that are offered for licensing to customers on a non-exclusive basis. The capitalized costs include costs paid to third parties for the acquisition of data and related activities associated with the data creation activity and direct internal processing costs, such as salaries, benefits, computer-related expenses and other costs incurred for seismic data project design and management. For 2015, 2014 and 2013, the Company capitalized, as part of its multi-client data library, $6.1 million, $8.3 million and $2.1 million, respectively, of direct internal processing costs. At December 31, 2015 and 2014, multi-client data library costs and accumulated amortization consisted of the following (in thousands):

	December 31,
	2015	2014
Gross costs of multi-client data creation	$899,273	$849,522
Less accumulated amortization	(647,435)	(611,651)
Less impairments to multi-client data library	(119,601)	(119,202)
Total	$132,237	$118,669
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

Equity Method Investments
In accordance with ASC 810 “Consolidation,” the Company determined that INOVA Geophysical is a variable interest entity because the Company’s voting rights with respect to INOVA Geophysical are not proportionate to its ownership interest and substantially all of INOVA Geophysical’s activities are conducted on behalf of the Company and BGP, a related party to the Company. The Company is not the primary beneficiary of INOVA Geophysical because it does not have the power to direct the activities of INOVA Geophysical that most significantly impact its economic performance. Accordingly, the Company does not consolidate INOVA Geophysical, but instead accounts for INOVA Geophysical using the equity method of accounting. Under this method, an investment is carried at the acquisition cost, plus the Company’s equity in undistributed earnings or losses since acquisition, less distributions received. As provided by ASC 815 “Investments,” the Company accounted for its share of earnings in INOVA Geophysical on a one fiscal quarter lag basis. See further discussion regarding the Company’s equity method investment, including the full write-down of its investment in 2014, in INOVA Geophysical at Footnote 15 “Equity Method Investments.”
Noncontrolling Interests
The Company has non-redeemable noncontrolling interests. Non-redeemable noncontrolling interests in majority-owned affiliates are reported as a separate component of equity in “Noncontrolling interests” in the Consolidated Balance Sheets. Redeemable noncontrolling interests include noncontrolling ownership interests which provide the holders the rights, at certain times, to require the Company to acquire their ownership interest in those entities. These interests are not considered to be permanent equity and are reported in the mezzanine section of the Consolidated Balance Sheets at the greater of their carrying value or redemption value at the balance sheet date. Net loss in the Consolidated Statements of Operations is attributable to both controlling and noncontrolling interests.
Goodwill and Other Intangible Assets
Goodwill is allocated to reporting units, which are either the operating segment or one reporting level below the operating segment. For purposes of performing the impairment test for goodwill as required by ASC 350 “Intangibles — Goodwill and Other,” (“ASC 350”) the Company established the following reporting units: Solutions, Software, Ocean Bottom Services and Marine Systems.
In accordance with ASC 350, the Company is required to evaluate the carrying value of its goodwill at least annually for impairment, or more frequently if facts and circumstances indicate that it is more likely than not impairment has occurred. The Company formally evaluates the carrying value of its goodwill for impairment as of December 31 for each of its reporting units. The Company first performs a qualitative assessment by evaluating relevant events or circumstances to determine whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount. If the Company is unable to conclude qualitatively that it is more likely than not that a reporting unit’s fair value exceeds its carrying value, then it will use a two-step quantitative assessment of the fair value of a reporting unit. To determine the fair value of these reporting units, the Company uses a discounted future returns valuation model, which includes a variety of level 3 inputs. The key inputs for the model include the operational three-year forecast for the Company and the then-current market discount factor. Additionally, the Company compares the sum of the estimated fair values of the individual reporting units less consolidated debt to the Company’s overall market capitalization as reflected by the Company’s stock price. If the carrying value of a reporting unit that includes goodwill is determined to be more than the fair value of the reporting unit, there exists the possibility of impairment of goodwill. An impairment loss of goodwill is measured in two steps by first allocating the fair value of the reporting unit to net assets and liabilities including recorded and unrecorded intangible assets to determine the implied carrying value of goodwill. The next step is to measure the difference between the carrying value of goodwill and the implied carrying value of goodwill, and, if the implied carrying value of goodwill is less than the carrying value of goodwill, an impairment loss is recorded equal to the difference. See further discussion below at Footnote 10 “Goodwill.”
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
Following the guidance of ASC 360 “Property, Plant and Equipment,” the Company reviews the carrying values of these intangible assets for impairment if events or changes in the facts and circumstances indicate that their carrying value may not be recoverable. Any impairment determined is recorded in the current period and is measured by comparing the fair value of the related asset to its carrying value. See further discussion below at Footnote 9 “Details of Selected Balance Sheet Accounts — Intangible Assets.”

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
Revenues from all imaging and other services are recognized when (a) persuasive evidence of an arrangement exists, (b) the price is fixed or determinable, and (c) collectability is reasonably assured. Revenues from contract services performed on a dayrate basis are recognized as the service is performed.
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
Software — For the sales of navigation, survey and quality control software systems, the Company follows the requirements of ASC 985-605 “Software Revenue Recognition” (“ASC 985-605”). The Company recognizes revenue from sales of these software systems when (a) evidence of an arrangement exists; (b) the price to the customer is fixed and determinable; (c) collectibility is reasonably assured; and (d) the software is delivered to the customer and risk of ownership has passed to the customer, or, in the limited case in which a substantive customer-specified acceptance clause exists, the later of delivery or when the customer-specified acceptance is obtained. These arrangements generally include the Company providing related services, such as training courses, engineering services and annual software maintenance. The Company allocates revenue to each element of the arrangement based upon vendor-specific objective evidence (“VSOE”) of fair value of the element or, if VSOE is not available for the delivered element, the residual method.
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

Income Taxes
Income taxes are accounted for under the liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, including operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized (see Footnote 6 “Income Taxes”). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
Comprehensive Net Loss
Comprehensive net loss as shown in the Consolidated Statements of Comprehensive Loss and the balance in Accumulated Other Comprehensive Loss as shown in the Consolidated Balance Sheets as of December 31, 2015 and 2014, consist of foreign currency translation adjustments, equity interest in INOVA Geophysical’s accumulated other comprehensive loss and unrealized gains or losses on available-for-sale securities.
Foreign Currency Gains and Losses
Assets and liabilities of the Company’s subsidiaries operating outside the United States that have a functional currency other than the U.S. dollar have been translated to U.S. dollars using the exchange rate in effect at the balance sheet date. Results of foreign operations have been translated using the average exchange rate during the periods of operation. Resulting translation adjustments have been recorded as a component of Accumulated Other Comprehensive Loss. Foreign currency transaction gains and losses are included in the Consolidated Statements of Operations in Other income (expense) as they occur. Total foreign currency transaction losses were $2.1 million, $1.8 million and $1.1 million for 2015, 2014 and 2013, respectively.
Concentration of Foreign Sales Risk
The majority of the Company’s foreign sales are denominated in U.S. dollars. For 2015, 2014 and 2013, international sales comprised 66%, 74% and 73%, respectively, of total net revenues. In the fourth quarter of 2015, crude oil prices dropped by approximately 50%–70% as the non-U.S. economic outlook continues to weaken, North American production continues to expand, and more recently, Saudi Arabia has publicly stated its intention to support its global market share at the expense of lower prices. The decline in crude oil prices, as well as U.S. and European Union sanctions against Russia related to its actions in Ukraine, have both contributed to the devaluation of the Russian ruble putting significant pressure on the Company’s Russian-based customers and negatively impacting the appeal of seismic data located in Russia to potential non-Russian buyers. During 2015, the Russian ruble continued to decline sharply in the back half of the year and into January 2016, reaching its lowest level since the currency was redenominated in 1998. The Company’s results of operations, liquidity and financial condition related to its operations in Russia are primarily denominated in U.S. dollars. To the extent that world events or economic conditions negatively affect the Company’s future sales to customers in many regions of the world, as well as the collectability of the Company’s existing receivables, the Company’s future results of operations, liquidity and financial condition would be adversely affected.
Retroactive Reverse Stock Split
All numbers of shares of common stock and per share common stock data in the accompanying consolidated financial statements and related notes have been retroactively adjusted to reflect a one-for-fifteen reverse stock split for all periods presented. See further discussion below at Footnote 11 “Stockholders' Equity and Stock-based Compensation — Reverse Stock Split and Increase in Authorized Shares.”
(2)    Cost Reduction Initiatives, Impairments, Restructurings and Other Charges

The continuing decline in oil prices and the depressed level of natural gas prices have negatively impacted the economic outlook of the Company’s exploration and production (“E&P”) company customers, which has also negatively impacted the outlook for the Company’s seismic contractor customers. In response to the decline in crude oil prices, E&P companies have reduced their capital expenditures and shifted their spending from exploration to production-related activities on existing assets. Seismic spending is discretionary; therefore, E&P companies have disproportionately cut their spending on seismic-related services and products.

2015 Cost Reduction Initiatives
During 2015, the Company continued its cost reduction initiatives by (i) centralizing the Company’s global data processing capabilities to two core geographical hubs in the U.S. and the U.K., (ii) reducing the Company’s marine repair infrastructure to two locations in the U.S. and U.A.E., (iii) making further reductions in personnel across all of the Company’s segments primarily in the third quarter 2015 that, combined with reductions starting in December 2014 and continuing through the first nine months of 2015, have reduced the Company’s full-time employee base by approximately 50% and (iv) reducing salaries by 10% for the majority of the Company’s employees during 2015. During 2015, the Company recognized the following pre-tax charges and credits (in thousands):

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
2014 Restructuring
In the fourth quarter of 2014, the Company initiated restructurings across all of its segments, except for its Ocean Bottom Services segment. This restructuring involved the reduction of headcount in all those segments by approximately 10%. The Company incurred a total of $2.3 million of severance charges, paid out in 2015.
During 2014, the Company re-evaluated the realizability of certain inventory and receivables. The Company wrote down inventory by recording $7.0 million of charges related to excess and obsolete inventory and wrote down certain receivables totaling $8.2 million, which includes receivables due from INOVA Geophysical. During 2015, the Company recognized the following pre-tax charges and credits (in thousands):

	Multi-client data library, net	Equity method investments(a)	Goodwill and Intangible Assets(b)	Asset write-downs and other		Severance charges	Total
Cost of goods sold	$100,100	$—	$—	$8,051		$391	$108,542
Operating expenses	—	—	23,284	8,214	(c)	1,902	33,400
Equity in earnings (losses) of investments	—	34,199	—	—		—	34,199
Consolidated total	$100,100	$34,199	$23,284	$16,265		$2,293	$176,141

(a)
Represents the full write-down of the Company’s equity method investment in INOVA Geophysical of $30.7 million, in addition to the Company’s share of charges related to excess and obsolete inventory and customer bad debts of $3.5 million. For a discussion of the Company’s impairment of its equity method investment, see Footnote 15 “Equity Method Investments” of the Footnotes to Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K.

(b)
Includes an impairment of the goodwill on the Company’s Marine Systems reporting unit and an impairment of certain intangible assets. For a discussion of the impairment of the goodwill, see Footnote 10 “Goodwill.” For a discussion of the impairment of the intangible asset, see Footnote 9 “Details of Selected Balance Sheet Accounts.”

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

Impairment of Multi-client Data Library
During 2014, the Company wrote down the multi-client data library, primarily associated with Arctic and onshore North American programs, by $100.1 million after it was determined that estimated future cash flows would not be sufficient to recover the carrying value due to then current market conditions. The reductions in exploration spending, discussed above, have had an impact on the Company’s results of operations for 2014, especially those of its Solutions segment. Sales of Arctic programs have been specifically impacted by recent events in Russia. The decline in crude oil prices, as well as U.S. and European Union sanctions against Russia related to its actions in Ukraine, have both contributed to the devaluation of the Russian ruble putting significant pressure on the Company’s Russian-based customers and negatively impacting the appeal of seismic data located in Russia to potential non-Russian buyers. In North America, the land seismic market continues to experience softness. E&P customer spending in the natural gas shale plays has been limited due to associated gas being produced from unconventional oil wells in North America increasing natural gas supplies putting downward pressure on U.S. natural gas prices.
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
(3)    Segment and Geographic Information
The Company evaluates and reviews its results based on four segments: Solutions, Systems, Software and Ocean Bottom Services. The Company measures segment operating results based on income (loss) from operations. In addition, the Company has an equity ownership interest its INOVA Geophysical joint venture. See Footnote 15 “Equity Method Investments” for the summarized financial information for INOVA Geophysical.

A summary of segment information follows (in thousands):

	Years Ended December 31,
	2015	2014		2013
Net revenues:
Solutions:
New Venture	$48,294	$98,649		$154,578
Data Library	63,326	66,180		111,998
Total multi-client revenues	111,620	164,829		266,576
Data Processing	45,630	113,075		120,808
Total	$157,250	$277,904		$387,384
Systems:
Towed Streamer	$15,016	$43,995		$66,991
Ocean Bottom Equipment	—	—		7,307
Other	21,253	44,422		48,134
Total	$36,269	$88,417		$122,432
Software:
Software Systems	$24,764	$36,203		$35,418
Services	3,230	3,790		3,933
Total	$27,994	$39,993		$39,351
Ocean Bottom Services	$—	$103,244		$—
Total	$221,513	$509,558		$549,167
Gross profit (loss):
Solutions	$13,508	$(24,345)	(a)	$111,108
Systems	10,829	29,829	(b)	19,999
Software	17,937	28,835		28,206
Ocean Bottom Services	(34,271)	27,904		—
Total	$8,003	$62,223		$159,313
Gross margin:
Solutions	9%	(9)%		29%
Systems	30%	34%		16%
Software	64%	72%		72%
Ocean Bottom Services	—%	27%		—%
Total	4%	12%		29%
Income (loss) from operations:
Solutions	$(28,916)	$(80,653)	(a)	$61,146
Systems	(2,735)	(23,521)	(b)	(9,957)
Software	9,748	20,212		23,602
Ocean Bottom Services	(40,756)	19,070		—
Corporate and other	(37,973)	(53,037)		(58,395)
Income (loss) from operations	(100,632)	(117,929)		16,396
Interest expense, net	(18,753)	(19,382)		(12,344)
Equity in losses of investments	—	(49,485)		(42,320)
Other income (expense)	98,275	79,860		(182,530)
Loss before income taxes	$(21,110)	$(106,936)		$(220,798)
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

	Years Ended December 31,
	2015	2014	2013
Depreciation and amortization (including multi-client data library):
Solutions	$51,014	$80,138	$99,774
Systems	1,678	1,860	2,665
Software	1,191	989	699
Ocean Bottom Services	6,158	6,517	—
Corporate and other	2,270	2,526	1,736
Total	$62,311	$92,030	$104,874

	December 31,
	2015	2014
Total assets:
Solutions	$243,067	$265,505
Systems	60,064	84,465
Software	38,097	38,479
Ocean Bottom Services	35,792	56,637
Corporate and other	61,396	172,171
Total	$438,416	$617,257

A summary of total assets by geographic area follows (in thousands):

	December 31,
	2015	2014
Total assets by geographic area:
North America	$229,175	$347,419
Europe	84,392	117,622
Middle East	75,390	96,532
Latin America	35,349	36,529
Other	14,110	19,155
Total	$438,416	$617,257
Intersegment sales are insignificant for all periods presented. Corporate assets include all assets specifically related to corporate personnel and operations, a majority of cash and cash equivalents. Depreciation and amortization expense is allocated to segments based upon use of the underlying assets.
A summary of net revenues by geographic area follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Net revenues by geographic area:
North America	$74,634	$130,224	$150,160
Europe	72,577	100,188	198,977
Asia Pacific	19,135	49,881	52,672
Latin America	16,406	111,078	54,008
Middle East	14,571	39,142	63,157
Africa	13,182	75,507	16,474
Commonwealth of Independent States	11,008	3,538	13,719
Total	$221,513	$509,558	$549,167
Net revenues are attributed to geographic areas on the basis of the ultimate destination of the equipment or service, if known, or the geographic area imaging services are provided. If the ultimate destination of such equipment is not known, net revenues are attributed to the geographic area of initial shipment.

(4)    Long-term Debt and Lease Obligations

	December 31,
Obligations (in thousands)	2015	2014
Senior secured second-priority notes	175,000	175,000
Equipment capital leases	9,762	15,059
Other debt obligations	1,558	535
Total	186,320	190,594
Current portion of long-term debt and lease obligations	(7,912)	(7,649)
Non-current portion of long-term debt and lease obligations	$178,408	$182,945
Revolving Credit Facility
In August 2014, ION and its material U.S. subsidiaries, ION Exploration Products (U.S.A.), Inc., I/O Marine Systems, Inc. and GX Technology Corporation (collectively, the “Subsidiary Borrowers”), entered into a credit facility (the “Credit Facility”).
The terms of the Credit Facility are set forth in a revolving credit and security agreement dated as of August 22, 2014, among the borrowers, the lenders party thereto and PNC Bank, National Association (“PNC”), as agent for the lenders. The Credit Facility provided a maximum amount of revolving line of credit of $80.0 million, subject to a borrowing base for revolving credit borrowings, calculated using a formula based on eligible receivables, eligible inventory and other amounts.
The obligations of the Company under the Credit Facility are secured by a first-priority security interest in 100% of the stock of the Subsidiary Borrowers and 65% of the equity interests in ION International Holdings L.P. and by substantially all other assets of the borrowers.
On August 4, 2015, the Company and the Subsidiary Borrowers amended the terms of the Credit Facility pursuant to a First Amendment to Revolving Credit and Security Agreement dated effective as of August 4, 2015 (the “First Amendment”). The First Amendment contemplated, among other things, (i) PNC becoming the sole lender under the Credit Facility, (ii) the reduction of the maximum amount of the revolving line of credit under the Credit Facility from $80.0 million to $40.0 million, (iii) the elimination of the requirement that the Company not exceed a maximum senior secured leverage ratio, (iv) the amendment of the borrowing base formula under the Credit Facility and (v) the removal of the accordion features under the Credit Facility.
Prior to the First Amendment, the revolving credit and security agreement contemplated maximum credit facilities of up to $175.0 million in the aggregate, consisting of (i) a revolving facility of up to $125.0 million, to which the lenders had committed $80.0 million (with availability under such revolving facility subject at all times to a borrowing base and other conditions to borrowing) and up to an additional $45.0 million of which was subject to the implementation of certain accordion provisions and (ii) an uncommitted term facility in an aggregate amount of up to $50.0 million on terms to be mutually agreed at a later date and subject to receiving commitments of lenders to such term facility.
The borrowing base under the First Amendment will increase or decrease monthly using an amended formula based on certain eligible receivables, eligible inventory and other amounts, including a percentage of the net orderly liquidation value of the Company's multi-client data library (not to exceed $15.0 million for the multi-client data library data component). At December 31, 2015, the borrowing base under the Credit Facility was $40.0 million, and there was no outstanding indebtedness under the Credit Facility.
The Credit Facility, as amended, contains covenants that, among other things, restrict the Company, subject to certain exceptions, from incurring additional indebtedness (including capital lease obligations), granting or incurring additional liens on the Company’s properties, pledging shares of the Company’s subsidiaries, entering into certain merger or other change-in-control transactions, entering into transactions with the Company’s affiliates, making certain sales or other dispositions of the Company’s assets, making certain investments, acquiring other businesses and entering into sale-leaseback transactions with respect to the Company’s property.

In addition, the terms of our Credit Facility contain covenants that restrict the Company from paying cash dividends on it’s common stock, or repurchasing or acquiring shares of it’s common stock, unless (i) there is no event of default under the Credit Facility, (ii) there is excess availability under the Credit Facility greater than $20.0 million (or, at the time that the borrowing base formula amount is less than $20.0 million, the borrowers’ level of liquidity (as defined in the revolving credit and security agreement) is greater than $20.0 million) and (iii) the agent receives satisfactory projections showing that excess availability under the Credit Facility for the immediately following period of ninety (90) consecutive days will not be less than $20.0 million (or, at the time that the borrowing base formula amount is less than $20.0 million, the borrowers’ level of liquidity is greater than $20.0 million). The aggregate amount of permitted cash dividends and stock repurchases may not exceed $10.0 million in any fiscal year or $40.0 million in the aggregate from and after the closing date of the Credit Facility.
The Credit Facility, as amended, requires that ION and the Subsidiary Borrowers maintain a minimum fixed charge coverage ratio of 1.1 to 1.0 as of the end of each fiscal quarter during the existence of a covenant testing trigger event. The fixed charge coverage ratio is defined as the ratio of (i) ION’s EBITDA, minus unfunded capital expenditures made during the relevant period, minus distributions (including tax distributions) and dividends made during the relevant period, minus cash taxes paid during the relevant period, to (ii) certain debt payments made during the relevant period. A covenant testing trigger event occurs upon (a) the occurrence and continuance of an event of default under the Credit Facility or (b) the failure to maintain a measure of liquidity greater than (i) $5.0 million for five consecutive business days or (ii) $4.0 million on any given business day. Liquidity, as defined in the Credit Facility, is the Company’s excess availability to borrow ($40.0 million at December 31, 2015) plus the aggregate amount of unrestricted cash held by ION, the Subsidiary Borrowers and their domestic subsidiaries.
At December 31, 2015 the Company was in compliance with all of the covenants under the Credit Facility.
The Credit Facility, as amended, contains customary event of default provisions (including a “change of control” event affecting ION), the occurrence of which could lead to an acceleration of the Company’s obligations under the Credit Facility as amended.
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
The Notes are initially jointly and severally guaranteed on a senior secured basis by each of the Company’s current material U.S. subsidiaries: GX Technology Corporation, ION Exploration Products (U.S.A.), Inc. and I/O Marine Systems, Inc. (the “Notes Guarantors”). The Notes and the guarantees are secured, subject to certain exceptions and permitted liens, by second-priority liens on substantially all of the assets that secure the indebtedness under the Credit Facility, as amended (see “– Revolving Credit Facility” above). The indebtedness under the Notes is effectively junior to the Company’s obligations under the Credit Facility to the extent of the value of the collateral securing the Credit Facility, and to any other indebtedness secured on a first-priority basis to the extent of the value of the Company’s assets subject to those first-priority security interests.
The Notes contain certain covenants that, among other things, limit or prohibit the Company’s ability and the ability of its restricted subsidiaries to take certain actions or permit certain conditions to exist during the term of the Notes, including among other things, incurring additional indebtedness, creating liens, paying dividends and making other distributions in respect of the Company’s capital stock, redeeming the Company’s capital stock, making investments or certain other restricted payments, selling certain kinds of assets, entering into transactions with affiliates, and effecting mergers or consolidations, in aggregate not to exceed at any one time $25.0 million. These and other restrictive covenants contained in the Indenture are subject to certain exceptions and qualifications.

These and other restrictive covenants contained in the Indenture are subject to certain exceptions and qualifications. All of the Company’s subsidiaries are currently restricted subsidiaries. As of December 31, 2015, the Company was in compliance with these covenants.
Equipment Capital Leases
The Company has entered into capital leases that are due in installments for the purpose of financing the purchase of computer equipment through 2019. Interest accrues under these leases at rates of up to 9.4% per annum, and the leases are collateralized by liens on the computer equipment. The assets are amortized over the lesser of their related lease terms or their estimated productive lives and such charges are reflected within depreciation expense.
A summary of future principal obligations under long-term debt and equipment capital lease obligations follows (in thousands):

Years Ended December 31,	Long-Term Debt	Capital Lease Obligations	Other Financing
2016	$—	$6,354	$1,558
2017	—	3,129	—
2018	175,000	250	—
2019	—	29	—
2020	—	—	—
Thereafter	—	—	—
Total	$175,000	$9,762	$1,558
(5)    Net Income (Loss) per Common Share
Basic net income (loss) per common share is computed by dividing net (loss) applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is determined based on the assumption that dilutive restricted stock and restricted stock unit awards have vested and outstanding dilutive stock options have been exercised and the aggregate proceeds were used to reacquire common stock using the average price of such common stock for the period. The total number of shares issuable under anti-dilutive options at December 31, 2015, 2014 and 2013 were 560,797, 599,068 and 550,567, respectively. All outstanding stock options for the twelve months ended December 31, 2015, 2014 and 2013 were anti-dilutive. The total number of shares issuable under anti-dilutive options above have been retroactively adjusted to reflect the one-for-fifteen reverse stock split completed on February 4, 2016.
Prior to September 30, 2013, there were 27,000 shares outstanding of the Company’s Series D Cumulative Convertible Preferred Stock (“Series D Preferred Stock”). On September 30, 2013, the holder of all of the outstanding shares of Series D Preferred Stock converted those shares into 404,338 shares of common stock. The number of shares of common stock received as a result of the conversion of the Series D Cumulative Convertible Preferred Stock has been retroactively adjusted to reflect the one-for-fifteen reverse stock split completed on February 4, 2016. The effects of the outstanding shares of all Series D Preferred Stock were anti-dilutive for the year ended December 31, 2013.
(6)    Income Taxes
The sources of income (loss) before income taxes are as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Domestic	$21,065	$(162,151)	$(221,185)
Foreign	(42,175)	55,215	387
Total	$(21,110)	$(106,936)	$(220,798)

Components of income taxes are as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Current:
Federal	$(4,715)	$(678)	$4,113
State and local	41	(42)	485
Foreign	1,274	21,722	16,278
Deferred:
Federal	2,726	1,004	4,012
Foreign	4,718	(1,424)	832
Total income tax expense	$4,044	$20,582	$25,720
A reconciliation of the expected income tax expense on income (loss) before income taxes using the statutory federal income tax rate of 35% for 2015, 2014 and 2013 to income tax expense follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Expected income tax expense at 35%	$(7,389)	$(37,428)	$(77,279)
Foreign tax rate differential	1,769	(10,481)	(2,348)
Foreign tax differences	4,104	6,444	16,808
State and local taxes	41	(42)	485
Nondeductible expenses	578	(1,584)	(58)
Goodwill impairment	—	9,444	—
Expired Capital Loss	15,950
Valuation allowance:
Valuation allowance on equity in losses of INOVA Geophysical	—	17,644	7,871
Valuation allowance on expiring capital losses	(15,950)	—	—
Valuation allowance on operations	4,941	36,585	80,241
Total income tax expense	$4,044	$20,582	$25,720

The company has adopted ASU 2015-17 on a prospective basis as of December 31, 2015. Prior year amounts have not been retrospectively adjusted. See Footnote 20 “Recent Accounting Pronouncement” of Footnotes to the Consolidated Financial Statements.
The tax effects of the cumulative temporary differences resulting in the net deferred income tax asset (liability) are as follows (in thousands):

	December 31,
	2015	2014
Current deferred:
Deferred income tax assets:
Accrued expenses	$—	$6,495
Allowance accounts	—	7,076
Total current deferred income tax asset	—	13,571
Valuation allowance	—	(12,612)
Net current deferred income tax asset	—	959
Deferred income tax liabilities:
Unbilled receivables	—	(6,865)
Total net current deferred income tax liability	$—	$(5,906)
Non-current deferred:
Deferred income tax assets:
Accrued expenses	$2,976	$—
Allowance Accounts	6,739	—
Net operating loss carryforward	95,640	61,227
Capital loss carryforward	2,434	18,385
Equity method investment	58,820	58,820
Basis in identified intangibles	5,978	9,263
Basis in research and development	7,051	3,819
Contingency accrual	7,700	43,319
Tax credit carryforwards and other	12,138	11,515
Total non-current deferred income tax asset	199,476	206,348
Valuation allowance	(194,255)	(192,652)
Net non-current deferred income tax asset	5,221	13,696
Deferred income tax liabilities:
Unbilled receivables	(6,516)	—
Basis in property, plant and equipment	(3,439)	(5,082)
Total net non-current deferred income tax liability	$(4,734)	$8,614
During 2013 the Company established a valuation allowance on the substantial majority of U.S. net deferred tax assets due to the significant charges taken during the year and the related inability to rely on projections of future income. As of December 31, 2015, the Company has a full valuation allowance on all net U.S. deferred tax assets. The valuation allowance was calculated in accordance with the provisions of ASC 740-10, “Accounting for Income Taxes,” which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. The Company will continue to record a valuation allowance for the substantial majority of its deferred tax assets until there is sufficient evidence to warrant reversal.
At December 31, 2015, the Company had U.S. net operating loss carryforwards of approximately $204.9 million, expiring in 2034, and net operating loss carryforwards outside of the U.S. of approximately $90.1 million, the majority of which expires beyond 2027. At December 31, 2015, the Company also had $5.8 million of U.S. capital loss carryforwards. The majority of these capital loss carryforwards expire in 2017.
As of December 31, 2015, the Company has approximately $1.3 million of unrecognized tax benefits and does not expect to recognize any significant increases in unrecognized tax benefits during the next twelve-month period. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. During 2015, 2014 and 2013, the aggregate changes in the Company’s total gross amount of unrecognized tax benefits are summarized as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Beginning balance	$1,957	$2,219	$1,834
Increases in unrecognized tax benefits – prior year positions	—	—	—
Increases in unrecognized tax benefits – current year positions	75	263	385
Decreases in unrecognized tax benefits – prior year position	(782)	(525)	—
Ending balance	$1,250	$1,957	$2,219
The Company’s U.S. federal tax returns for 2012 and subsequent years remain subject to examination by tax authorities. The Company is no longer subject to IRS examination for periods prior to 2011, although carryforward attributes that were generated prior to 2011 may still be adjusted upon examination by the IRS if they either have been or will be used in a future period. In the Company’s foreign tax jurisdictions, tax returns for 2010 and subsequent years generally remain open to examination
As of December 31, 2015, the Company considered the outside book-over-tax basis difference in its foreign subsidiaries to be in the amount of approximately $72.2 million. United States income taxes have not been provided on this difference as it is the Company’s intention to reinvest the undistributed earnings of its foreign subsidiaries indefinitely. The Company’s U.S. operations are expected to be fully supported by existing cash balances and U.S.-generated cash flows. These foreign earnings could become subject to additional tax if remitted, or deemed remitted, to the United States as a dividend; however, it is not practicable to estimate the additional amount of taxes payable.

(7)    Legal Matters
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
In June 2013, the presiding judge entered a Memorandum and Order, denying the Company’s post-verdict motions that challenged the jury’s infringement findings and damages amount. In the Memorandum and Order, the judge also stated that WesternGeco is entitled to be awarded supplemental damages for the additional DigiFIN units that were supplied from the United States before and after trial that were not included in the jury verdict due to the timing of the trial. In October 2013, the judge entered another Memorandum and Order, ruling on the number of DigiFIN units that are subject to supplemental damages and also ruling that the supplemental damages applicable to the additional units should be calculated by adding together the jury’s previous reasonable royalty and lost profits damages awards per unit, resulting in supplemental damages of $73.1 million.
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

The Company and WesternGeco each appealed the Final Judgment to the United States Court of Appeals for the Federal Circuit in Washington, D.C. On July 2, 2015, the Court of Appeals reversed in part the Final Judgment, holding the district court erred by including lost profits in the Final Judgment. Lost profits were $93.4 million and prejudgment interest on the lost profits was approximately $10.9 million of the $123.8 million Final Judgment. Pre-judgment interest on the lost profits portion will be treated in the same way as the lost profits. Post-judgment interest will likewise be treated in the same fashion. On July 29, 2015, WesternGeco filed a petition for rehearing en banc before the Court of Appeals. On October 30, 2015, the Court of Appeals denied WesternGeco’s petition for rehearing en banc. WesternGeco has up to 90 days to determine whether or not it will file a writ of certiorari requesting that the U.S. Supreme Court review the Court of Appeals’ decision. On January 14, 2016, WesternGeco filed a motion to extend until February 26, 2016 the period of time it has to file a writ of certiorari requesting that the U.S. Supreme Court review the Court of Appeals’ decision. WesternGeco has also filed a motion requesting that the district court enforce the approximately $22.0 million in royalty damages without regard to whether or not WesternGeco files a writ of certiorari with the U.S. Supreme Court. The Company has opposed the motion and it has not yet been scheduled for a hearing.
As previously disclosed, the Company had taken a loss contingency accrual of $123.8 million. As a result of the reversal by the Court of Appeals, as of June 30, 2015, the Company reduced the loss contingency accrual to its current amount of $22.0 million. The Company’s assessment of its potential loss contingency may change in the future due to developments in the case and other events, such as changes in applicable law, and such reassessment could lead to the determination that no loss contingency is probable or that a greater or lesser loss contingency is probable. Any such reassessment could have a material effect on the Company’s financial condition or results of operations.
Prior to the reduction in damages by the Court of Appeals, the Company arranged with sureties to post an appeal bond at the trial court. The appeal bond is uncollateralized, but the terms of the appeal bond arrangements provide the sureties the contractual right for as long as the bond is outstanding to require the Company to post cash collateral. The Company has received a request for $11 million in collateral, and is in negotiations with the sureties regarding the request. The appeal bond will remain outstanding during the pendency of appeals.
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
(8)    Other Income (Expense)
A summary of other income (expense) follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Reduction of (accrual for) loss contingency related to legal proceedings (Footnote 7)	$101,978	$69,557	$(183,327)
Gain on sale of a product line(1)	—	6,522	—
Gain on sale of cost method investments(2)	—	5,463	3,591
Other income (expense)	(3,703)	(1,682)	(2,794)
Total other income (expense)	$98,275	$79,860	$(182,530)

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

(9)    Details of Selected Balance Sheet Accounts
Accounts Receivable

A summary of accounts receivable follows (in thousands):	December 31,
	2015	2014
Accounts receivable, principally trade	$49,284	$121,957
Less allowance for doubtful accounts	(4,919)	(7,632)
Accounts receivable, net	$44,365	$114,325
Inventories

A summary of inventories follows (in thousands):	December 31,
	2015	2014
Raw materials and purchased subassemblies	$34,949	$41,461
Work-in-process	8,478	18,221
Finished goods	13,769	21,284
Reserve for excess and obsolete inventories	(24,475)	(29,804)
Total	$32,721	$51,162
The Company provides for estimated obsolescence or excess inventory in amounts equal to the difference between the cost of inventory and market based upon assumptions about future demand for the Company’s products and market conditions and risk of obsolescence. For 2015, the reserve for excess and obsolete inventories decreased primarily due to the disposal of reserved inventory partially offset by the increase in the Company’s reserve for excess and obsolete inventories by less than $0.1 million.
Property, Plant, Equipment and Seismic Rental Equipment
A summary of property, plant, equipment and seismic rental equipment follows (in thousands):

	December 31,
	2015	2014
Buildings	$24,181	$25,343
Machinery and equipment	152,358	144,864
Seismic rental equipment	1,904	2,166
Furniture and fixtures	4,334	4,064
Other	31,821	16,481
Total	214,598	192,918
Less accumulated depreciation	(142,571)	(123,078)
Property, plant, equipment and seismic rental equipment, net	$72,027	$69,840
Total depreciation expense, including amortization of assets recorded under capital leases, for 2015, 2014 and 2013 was $24.6 million, $25.1 million and $14.8 million, respectively.
Intangible Assets

A summary of intangible assets, net, follows (in thousands):	December 31, 2015
	Gross Amount	Accumulated Amortization	Net
Customer relationships	$37,469	$(32,659)	$4,810
Total	$37,469	$(32,659)	$4,810

	December 31, 2014
	Gross Amount	Accumulated Amortization	Net
Customer relationships	$40,234	$(33,446)	$6,788
Intellectual property rights	3,350	(3,350)	—
Total	$43,584	$(36,796)	$6,788
In 2014, the Company wrote down the book value of certain relationships in its Solutions segment by $1.4 million. Total amortization expense for intangible assets for 2015, 2014 and 2013 was $1.9 million, $2.5 million and $3.8 million, respectively. A summary of the estimated amortization expense for the next five years follows (in thousands):

Years Ended December 31,
2016	$1,675
2017	$1,452
2018	$1,225
2019	$458
Accrued Expenses

A summary of accrued expenses follows (in thousands):	December 31,
	2015	2014
Compensation, including compensation-related taxes and commissions	$19,126	$33,386
Accrued multi-client data library acquisition costs	1,600	6,458
Deferred income tax liability	—	5,900
Income tax payable	—	8,865
Other	13,561	10,655
Total	$34,287	$65,264
Other Long-term Liabilities

A summary of other long-term liabilities follows (in thousands):	December 31,
	2015	2014
Accrual for loss contingency related to legal proceedings (Footnote 7)	$22,000	$123,770
Deferred lease liabilities	13,394	13,416
Facility restructuring accrual	3,006	4,667
Deferred income tax liability	4,734	—
Other	1,231	1,951
Total	$44,365	$143,804
(10)    Goodwill
On December 31, 2015, the Company completed the annual reviews of the carrying value of goodwill in its Solutions and Software reporting units and noted no impairments. The quantitative assessment indicated that the fair values of its Solutions and Software reporting units exceeded their carrying values.
In 2014, the Company recorded an impairment charge of $21.9 million related to its goodwill in its Marine Systems reporting unit. For goodwill testing purposes, the litigation contingency accrual of $123.8 million as of December 31, 2014 was assigned to this reporting unit. Based on this accrual and the recording of a valuation allowance on substantially all of the Company’s net deferred tax assets, this reporting unit’s carrying value was negative as of December 31, 2014. The negative carrying value required the Company to perform step 2 of the impairment test on Marine Systems; the test determined that the goodwill associated with the Marine Systems reporting unit was impaired. The Company also recorded a $1.4 million impairment of certain intangible assets related to customer relationship within the Solutions segment at December 31, 2014.

The following is a summary of the changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2014 (in thousands):

	Solutions	Software	Marine Systems	Total
Balance at January 1, 2014	$2,943	$25,949	$26,984	$55,876
Reduction due to sale of product line(1)	—	—	(5,100)	(5,100)
Impairment of goodwill	—	—	(21,884)	(21,884)
Impact of foreign currency translation adjustments	—	(1,504)	—	(1,504)
Balance at December 31, 2014	2,943	24,445	—	27,388
Impact of foreign currency translation adjustments	—	(1,114)	—	(1,114)
Balance at December 31, 2015	$2,943	$23,331	$—	$26,274
(1)    In connection with the Company’s sale of its Source product line in the second quarter of 2014, the Company reduced goodwill associated with the Marine Systems reporting unit.
(11)    Stockholders' Equity and Stock-based Compensation
Stock Option Plans
The Company has adopted stock option plans for eligible employees, directors and consultants, which provide for the granting of options to purchase shares of common stock. As of December 31, 2015, there were 560,797 outstanding options under the Company’s stock option plans, and 97,003 shares available for future grant and issuance. The option and share numbers have been retroactively adjusted to reflect the one-for-fifteen reverse stock split completed on February 4, 2016.
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
Stock Repurchase Program
On November 4, 2015, the Company’s board of directors approved a stock repurchase program authorizing a Company stock repurchase, from time to time from November 10, 2015 through November 10, 2017, up to $25 million in shares of the Company’s outstanding common stock. The stock repurchase program may be implemented through open market repurchases or privately negotiated transactions, at management’s discretion. The actual timing, number and value of shares repurchased under the program will be determined by management at its discretion and will depend on a number of factors including the market price of the shares of our common stock and general market and economic conditions, applicable legal requirements and compliance with the terms of our outstanding indebtedness. The repurchase program does not obligate us to acquire any particular amount of common stock and may be modified or suspended at any time and could be terminated prior to completion. Since the program’s inception on November 10, 2015 through February 5, 2016, the Company had repurchased 435,792 shares it’s common stock under the repurchase program at an average price per share of $6.45. The number of shares repurchased and the average price per repurchased share has been retroactively adjusted to reflect the one-for-fifteen reverse stock split completed on February 4, 2016. On February 5, 2016, the closing sale price for our common stock was $6.21 on the NYSE.
Reverse Stock Split and Increase in Authorized Shares
On February 1, 2016, the Company’s stockholders approved an increase in the number of authorized shares of common stock from 200 million to 400 million, or 13.3 million to 26.7 million retroactively adjusted to reflect the one-for-fifteen reverse stock split.
On February 4, 2016, the Company completed a one-for-fifteen reverse stock split, and the Company’s common stock began trading on a reverse-split adjusted basis on February 5, 2016. On February 5, 2016, the closing sale price for the Company’s common stock was $6.21 on the NYSE. All numbers of shares of common stock and per share common stock data in the accompanying consolidated financial statements and related notes have been retroactively adjusted to reflect this stock split for all periods presented. Unless otherwise noted, all numbers of shares of preferred stock and per share preferred stock data in the accompanying consolidated financial statements and related notes are not adjusted to reflect the stock split of our common stock.
As a result of the reverse stock split, the number of issued and outstanding shares was adjusted and the number of shares underlying outstanding stock options and the related exercise prices were adjusted. Following the effective date of the reverse stock split, the par value of the Company’s common stock remained at $0.01 per share, and the number of authorized shares was reduced from 400,000,000 to 26,666,667, adjusted to reflect a one-for-fifteen reverse stock split. The prices and share, restricted and option figures presented in the table below have been retroactively adjusted to reflect the one-for-fifteen reverse stock split completed on February 4, 2016.
Transactions under the stock option plans are summarized as follows:

	Option Price per Share	Outstanding	Vested	Available for Grant
January 1, 2013	$42.00-$245.85	528,556	306,082	195,928
Increase in shares authorized	—	—	—	248,666
Plan Expiration	—	—	—	(5,283)
Granted	57.90-99.60	119,220	—	(119,220)
Vested	—	—	70,360	—
Exercised	42.00-87.15	(47,171)	(47,171)	—
Cancelled/forfeited	45.00-231.45	(50,038)	(23,573)	46,821
Restricted stock granted out of option plans	—	—	—	(47,663)
Restricted stock forfeited or cancelled for employee minimum income taxes and returned to the plans	—	—	—	15,513
December 31, 2013	42.45-245.85	550,567	305,698	334,762
Plan Expiration	—	—	—	(4,452)
Granted	37.05-62.55	115,760	—	(115,760)
Vested	—	—	92,750	—
Exercised	45.00	(1,900)	(1,900)	—
Cancelled/forfeited	45.00-231.45	(65,358)	(38,158)	14,453
Restricted stock granted out of option plans	—	—	—	(48,503)
Restricted stock forfeited or cancelled for employee minimum income taxes and returned to the plans	—	—	—	2,968
December 31, 2014	37.05-245.85	599,069	358,390	183,468
Granted	34.2	53,328	—	(53,328)
Vested	—	—	79,779	—
Cancelled/forfeited	37.05-231.45	(91,600)	(53,864)	12,358
Restricted stock granted out of option plans	—	—	—	(45,652)
Restricted stock forfeited or cancelled for employee minimum income taxes and returned to the plans	—	—	—	157
December 31, 2015	$34.2-$245.85	560,797	384,305	97,003
Stock options outstanding at December 31, 2015 are summarized as follows:

Option Price per Share	Outstanding	Weighted Average Exercise Price of Outstanding Options	Weighted Average Remaining Contract Life	Vested	Weighted Average Exercise Price of Vested Options
$34.20 - $57.90	171,479	$47.10	6.2 years	75,914	$51.81
$61.05 - $95.85	237,647	$77.85	6.4 years	158,587	$82.85
$97.95 - $149.55	90,148	$116.40	5.1 years	88,281	$116.78
$151.35 - $245.85	61,523	$215.48	2.8 years	61,523	$215.48
Totals	560,797	$89.74	6.2 years	384,305	$105.80

Additional information related to the Company’s stock options follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (000’s)
Total outstanding at January 1, 2015	599,069	$94.50		6.7 years
Options granted	53,328	$34.20	$16.65
Options exercised	—	$—
Options cancelled	(37,736)	$68.88
Options forfeited	(53,864)	$102.79
Total outstanding at December 31, 2015	560,797	$89.74		6.0 years	$—
Options exercisable and vested at December 31, 2015	384,305	$105.80		5.0 years	$—
The total intrinsic value of options exercised during 2015, 2014 and 2013 was less than $0.1 million, $0.1 million and $2.0 million, respectively. During 2015 there was no cash received from option exercises under all share-based payment arrangements, and the Company received $0.1 million and $2.5 million, in 2014 and 2013 respectively. The weighted average grant date fair value for stock option awards granted during 2015, 2014 and 2013 was $16.65, $36.15 and $37.80 per share, respectively. The figures presented in this paragraph and two tables above have been retroactively adjusted to reflect the one-for-fifteen reverse stock split completed on February 4, 2016.
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
The status of the Company’s restricted stock and restricted stock unit awards for 2015 follows:

Number of Shares/Units
Total nonvested at January 1, 2015	66,447
Granted	45,652
Vested	(29,287)
Forfeited	(9,185)
Total nonvested at December 31, 2015	73,627
At December 31, 2015, the intrinsic value of restricted stock and restricted stock unit awards was approximately $0.6 million. The weighted average grant date fair value for restricted stock and restricted stock unit awards granted during 2015, 2014 and 2013 was $34.20, $59.70 and $61.20 per share, respectively. The total fair value of shares vested during 2015, 2014 and 2013 was $0.6 million, $2.1 million and $2.4 million, respectively. The restricted stock unit and weighted average grant date fair value calculations presented in this paragraph have been retroactively adjusted to reflect the one-for-fifteen reverse stock split completed on February 4, 2016.

Employee Stock Purchase Plan
In June 2010, the Company adopted an Employee Stock Purchase Plan (“ESPP”) to replace the prior ESPP, which terminated on December 31, 2008. The ESPP allows all eligible employees to authorize payroll deductions at a rate of 1% to 10% of base compensation (or a fixed amount per pay period) for the purchase of the Company’s common stock. Each participant is limited to purchase no more than 33 shares per offering period or 66 shares annually. Additionally, no participant may purchase shares in any calendar year that exceeds $10,000 in fair market value based on the fair market value of the stock on the offering commencement date. The purchase price of the common stock is the lesser of 85% of the closing price on the first day of the applicable offering period (or most recently preceding trading day) or 85% of the closing price on the last day of the offering period (or most recently preceding trading day). Each offering period is six months and commences on February 1 and August 1 of each year. The ESPP is considered a compensatory plan under ASC 718, and the Company recorded compensation expense of approximately $0.1 million, $0.2 million and $0.2 million during 2015, 2014 and 2013, respectively. The expense represents the estimated fair value of the look-back purchase option. The fair value was determined using the Black-Scholes option pricing model and was recognized over the purchase period. The total number of shares of common stock authorized and available for issuance under the ESPP is 51,341. The maximum number of shares of common stock that may be purchased for each offering period is 6,667 (13,333 annually). The share numbers in this paragraph have been retroactively adjusted to reflect the one-for-fifteen reverse stock split completed on February 4, 2016.
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
On March 1, 2015, the Company issued 207,207 SAR awards to 16 individuals with an exercise price of $34.20. The SAR awards number and exercise price have been retroactively adjusted to reflect the one-for-fifteen reverse stock split completed on February 4, 2016. The vesting of these SARs is achieved through both a market condition and a service condition. The market condition is achieved, in part or in full, in the event that during the four-year period beginning on the date of grant the 20-day trailing volume-weighted average price of a share of common stock is (i) greater than 120% of the exercise price for the first 1/3 of the awards, (ii) greater than 125% of the exercise price for the second 1/3 of the awards and (iii) greater than 130% of the exercise price for the final 1/3 of the awards. The exercise condition restricts the ability of the holders to exercise awards until certain service milestones have been reached such that (i) no more than 1/3 of the awards may be exercised, if vested, on and after the first anniversary of the date of grant, (ii) no more than 2/3 of the awards may be exercised, if vested, on and after the second anniversary of the date of grant and (iii) all of the awards may be exercised, if vested, on and after the third anniversary of the date of grant.
Pursuant to ASC 718, “Compensation – Stock Compensation,” the stock appreciation rights are considered liability awards and as such, these amounts are accrued in the liability section of the balance sheet. The Company calculated the fair value of each SAR award on the date of grant using a Monte Carlo simulation model. The following assumptions were used:

December 31, 2015
Risk-free interest rates	2.19%
Expected lives (in years)	3.3
Expected dividend yield	—%
Expected volatility	69.38%
Additionally, as of December 31, 2015, the Company had outstanding 9,333 SAR awards to one individual with an exercise price of $45.00 The Company recorded less than $0.1 million, annually, of share-based compensation expense during 2015, 2014 and 2013, related to employee stock appreciation rights. Pursuant to ASC 718, the stock appreciation rights are considered liability awards and as such, these amounts are accrued in the liability section of the balance sheet.
Valuation Assumptions
The Company calculated the fair value of each stock option on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

	Years Ended December 31,
	2015	2014	2013
Risk-free interest rates	1.38%	1.6% – 1.7%	0.9% – 1.8%
Expected lives (in years)	4.5	5.5	5.5
Expected dividend yield	—%	—%	—%
Expected volatility	59.32%	65.9% – 70.5%	62.1% – 70.6%
The computation of expected volatility during 2015, 2014 and 2013 was based on an equally weighted combination of historical volatility and market-based implied volatility. Historical volatility was calculated from historical data for a period of time approximately equal to the expected term of the option award, starting from the date of grant. Market-based implied volatility was derived from traded options on the Company’s common stock having a term of six months. The Company’s computation of expected life in 2015, 2014 and 2013 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.
Stock-based Compensation Expense
The following table summarizes stock-based compensation expense for the years ended December 31, 2015, 2014 and 2013 as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Stock-based compensation expense	$5,486	$8,707	$7,476
Tax benefit related thereto	(1,826)	(2,908)	(2,469)
Stock-based compensation expense, net of tax	$3,660	$5,799	$5,007
(12)    Supplemental Cash Flow Information and Non-cash Activity
Supplemental disclosure of cash flow information follows (in thousands):

	Years Ended December 31,
	2015		2014	2013
Cash paid during the period for:
Interest	$15,441		$16,582	$9,576
Income taxes	8,163		16,124	15,872
Non-cash items from investing and financing activities:
Purchase of computer equipment financed through capital leases	1,178		12,153	6,455
Leasehold improvement paid by landlord	—		—	5,000
Conversion of the Company's investment in a convertible note to equity	—		3,151	6,765
Transfer of inventory to property, plant and equipment	15,936	(a)	10,149	1,422
Investment in multi-client data library financed through trade payables	8,939		—	—
Purchases of property, plant, and equipment and seismic rental equipment financed through accounts payable	—		472	909
Sale of rental equipment financed with a note receivable	—		—	3,636
(a)    This transfer of inventory to property, plant, equipment and seismic rental equipment relates to ocean bottom seismic equipment manufactured by the Company to be deployed in the acquisition of ocean bottom seismic data. During the twelve months ended December 31, 2015, the Company purchased approximately $19.2 million of property, plant, equipment and seismic rental equipment, including approximately $15.3 million related to the manufacture of ocean bottom seismic equipment that will be used by the Ocean Bottom Services segment.
(13)    Operating Leases
Lessee. The Company leases certain equipment, offices and warehouse space under non-cancelable operating leases. Rental expense was $11.8 million, $12.9 million and $12.4 million for 2015, 2014 and 2013, respectively.

A summary of future rental commitments over the next five years under non-cancelable operating leases follows (in thousands):

Years Ending December 31,
2016	$12,154	(a)
2017	9,156
2018	9,005
2019	8,973
2020	9,209
Total	$48,497

(a)	Includes $2.7 million of vessel leases for 2016.
(14)    Acquisition of OceanGeo
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
The Company acquired OceanGeo as part of its strategy to expand the range of service offerings it can provide to oil and gas exploration and production customers and to put its Calypso® ocean bottom seismic acquisition technology to work in a service model to meet the growing demand for ocean bottom seismic services.
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
During 2015, OceanGeo crew remained idle, resulting in a lack of revenue generation in fourth quarter 2015. OceanGeo is actively pursuing several tenders for long-term work in 2016.

Estimated Fair Value of Assets Acquired and Liabilities Assumed:	January 29, 2014
Cash and cash equivalents	$609
Accounts receivable	9,247
Prepaid expenses and other current assets	1,433
Property, plant, equipment and seismic rental equipment, net	18,474
Other assets	2,227
Total identifiable assets	31,990
Accounts payable and accrued liabilities	(13,464)
Bank loans	(6,135)
Other liabilities	(1,026)
Net assets	11,365
Noncontrolling interest	(3,410)
Total consideration	$7,955
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

Pro forma Consolidated ION Income Statement Information (Unaudited)	Years Ended December 31,
	2014	2013
Net revenues	$518,742	$580,834
Loss from operations	$(114,346)	$(19,300)
Net loss	$(126,492)	$(262,974)
Net loss applicable to common shares	$(127,226)	$(268,330)
Basic and diluted net loss per common share (a)	$(11.70)	$(25.39)
(a) The basic and diluted net loss per common share calculations have been retroactively adjusted to reflect the one-for-fifteen reverse stock split completed on February 4, 2016.
(15)    Equity Method Investments
The Company owns a 49% interest in a land seismic equipment business with BGP. BGP is a subsidiary of China National Petroleum Corporation (“CNPC”) and is a global geophysical services contracting company. The joint venture company, organized under the laws of the People’s Republic of China, is named INOVA Geophysical Equipment Limited (“INOVA Geophysical”). BGP owns the remaining 51% interest in INOVA Geophysical. INOVA Geophysical is managed through a Board of Directors consisting of four members appointed by BGP and three members appointed by the Company.
At December 31, 2014, the Company fully impaired its investment in INOVA as it determined that the decline in fair value below cost basis was other-than-temporary. This impairment was the result of the land seismic market having softened significantly due to reduced E&P company spending in the North American natural gas shale plays and reduced seismic activity in Russia and other regions due to lower crude oil prices. The Company recorded a charge of $30.7 million, impairing its equity investment in INOVA and its share of INOVA’s accumulated other comprehensive loss, reducing both balances to zero. The Company accounts for its 49% interest in INOVA Geophysical as an equity method investment. As of December 31, 2015, the carrying value of this investment remains zero. The Company no longer records it’s equity in losses or earnings and has no obligation, implicit or explicit, to fund any expenses of INOVA Geophysical.
(16)    Fair Value of Financial Instruments
Authoritative guidance on fair value measurements defines fair value, establishes a framework for measuring fair value and stipulates the related disclosure requirements. The Company follows a three-level hierarchy, prioritizing and defining the types of inputs used to measure fair value.

Due to their highly liquid nature, the amount of the Company’s other financial instruments, including cash and cash equivalents, accounts and unbilled receivables, short term investments, accounts payable and accrued multi-client data library royalties, represent their approximate fair value.
The carrying amounts of the Company’s long-term debt as of December 31, 2015 and 2014 were $186.3 million and $190.6 million, respectively, compared to its fair values of $107.6 million and $162.6 million as of December 31, 2015 and 2014, respectively. The fair value of the long-term debt was calculated using Level 1 inputs, including an active market price.
(17)    Benefit Plans
The Company has a 401(k) retirement savings plan, which covers substantially all employees. Employees may voluntarily contribute up to 60% of their compensation, as defined, to the plan. Effective June 1, 2000, the Company adopted a company matching contribution to the 401(k) plan. The Company matched the employee contribution at a rate of 50% of the first 6% of compensation contributed to the plan. Company contributions to the plans were $1.4 million, $1.8 million and $1.7 million, during 2015, 2014 and 2013, respectively.
(18)    Selected Quarterly Information — (Unaudited)
A summary of selected quarterly information follows (in thousands, except per share amounts):

	Three Months Ended
Year Ended December 31, 2015	March 31	June 30	September 30	December 31
Service revenues	$20,080	$23,323	$53,515	$63,562
Product revenues	20,498	13,472	13,159	13,904
Total net revenues	40,578	36,795	66,674	77,466
Gross profit (loss)	(15,788)	(10,135)	11,108	22,818
Income (loss) from operations	(46,689)	(40,689)	(12,874)	(380)
Interest expense, net	(4,625)	(4,607)	(4,854)	(4,667)
Other income (expense)	(3,219)	101,600	(346)	240
Income tax expense	983	532	2,082	447
Net (income) loss attributable to noncontrolling interests	252	297	(227)	(290)
Net income (loss) applicable to ION	$(55,264)	$56,069	$(20,383)	$(5,544)
Net income (loss) per share:
Basic	$(5.04)	$5.11	$(1.86)	$(0.51)
Diluted	$(5.04)	$5.11	$(1.86)	$(0.51)

	Three Months Ended
Year Ended December 31, 2014	March 31	June 30	September 30	December 31
Service revenues	$110,696	$89,767	$71,923	$112,552
Product revenues	34,002	31,713	34,617	24,288
Total net revenues	144,698	121,480	106,540	136,840
Gross profit (loss)	56,854	38,228	29,223	(62,082)
Income (loss) from operations	19,671	3,785	(5,349)	(136,036)
Interest expense, net	(4,797)	(4,934)	(5,048)	(4,603)
Equity in losses of Investments	(1,688)	(1,781)	(5,558)	(40,458)
Other income (expense)	68,526	6,066	(622)	5,890
Income tax expense	5,263	653	8,345	6,321
Net (income) loss attributable to noncontrolling interests	(470)	(1,295)	381	650
Net income (loss) applicable to ION	$75,979	$1,188	$(24,541)	$(180,878)
Net income (loss) per share:
Basic	$6.96	$0.11	$(2.24)	$(16.51)
Diluted	$6.95	$0.11	$(2.24)	$(16.51)

(19)    Certain Relationships and Related Party Transactions
For 2015, 2014 and 2013, the Company recorded revenues from BGP of $6.3 million, $6.5 million and $8.0 million, respectively. Receivables due from BGP were $0.3 million and $1.1 million at December 31, 2015 and 2014, respectively. BGP owned approximately 14.8% of the Company’s outstanding common stock as of December 31, 2015.
Mr. James M. Lapeyre, Jr. is the Chairman of the Board on ION’s board of directors and a significant equity owner of Laitram, L.L.C. (Laitram), and he has served as president of Laitram and its predecessors since 1989. Laitram is a privately-owned, New Orleans-based manufacturer of food processing equipment and modular conveyor belts. Mr. Lapeyre and Laitram together owned approximately 7.4% of the Company’s outstanding common stock as of December 31, 2015.
The Company acquired DigiCourse, Inc., the Company’s marine positioning products business, from Laitram in 1998. In connection with that acquisition, the Company entered into a Continued Services Agreement with Laitram under which Laitram agreed to provide the Company certain bookkeeping, software, manufacturing and maintenance services. Manufacturing services consist primarily of machining of parts for the Company’s marine positioning systems. The term of this agreement expired in September 2001 but the Company continues to operate under its terms. In addition, from time to time, when the Company has requested, the legal staff of Laitram has advised the Company on certain intellectual property matters with regard to the Company’s marine positioning systems. During 2015, the Company paid Laitram and its affiliates a total of approximately $0.8 million, which consisted of approximately $0.7 million for manufacturing services, and $0.1 million for reimbursement for costs related to providing administrative and other back-office support services in connection with the Company’s Louisiana marine operations. For the 2014 and 2013 fiscal years, the Company paid Laitram and its affiliates a total of approximately $2.4 million and $4.2 million, respectively, for these services. In the opinion of the Company’s management, the terms of these services are fair and reasonable and as favorable to the Company as those that could have been obtained from unrelated third parties at the time of their performance.
In July 2013, the Company agreed to lend up to $10.0 million to INOVA Geophysical, and received a promissory note issued by INOVA Geophysical to the order of the Company, which was scheduled to mature on September 30, 2013. The maturity date of the promissory note was extended to December 31, 2014. The loan was made by the Company to support certain short-term working capital needs of INOVA Geophysical. The indebtedness under the note accrues interest at an annual rate equal to the London Interbank Offered Rate plus 650 basis points or 15%, in the event of a default. In 2013, the Company advanced the full principal amount of $10.0 million to INOVA Geophysical under the promissory note. INOVA Geophysical has repaid a total of $6.0 million, of which $4.0 million remained outstanding at December 31, 2015. The term of the note has not been extended past December 31, 2014, when the note went into default and INOVA has advised the Company that it is not currently able to repay the outstanding amount. In December 2014 the Company, wrote down the book value of this receivable to zero.
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

Balance Sheet Classification of Deferred Taxes — In November 2015, the FASB issued amendments to guidance for reporting deferred tax assets and liabilities in ASU 2015-17. The amended guidance requires the Company to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. Also, companies will no longer allocate valuation allowances between current and noncurrent deferred tax assets because those allowances also will be classified as noncurrent. As of December 31, 2015 the Company elected to early adopt on a prospective basis as permitted within the guidance. Prior year amounts have not been retrospectively adjusted.
Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern — In August 2014, the FASB issued ASU No. 2014-15 that requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued and, if so, to disclose that fact. The ASU requires management to make this evaluation for both the annual and interim reporting periods, if applicable. Management is also required to evaluate and disclose whether its plans alleviate that doubt. The ASU is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016.
Disclosure of Presentation of Debt Issuance Costs — In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03. ASU 2015-03 amends current presentation guidance by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as an asset in the balance sheet. Therefore, when the Company issues its financial statements on Forms 10-Q and 10-K for periods included in its year ended December 31, 2016, must be presented in compliance with this new guidance.
(21)     Condensed Consolidating Financial Information
In May 2013, the Company sold $175 million of Senior Secured Second-Priority Notes. The notes were issued by ION Geophysical Corporation, and are guaranteed by the Company’s current material U.S. subsidiaries: GX Technology Corporation, ION Exploration Products (U.S.A.), Inc. and I/O Marine Systems, Inc. (“the Guarantors”), which are 100-percent-owned subsidiaries. The Guarantors have fully and unconditionally guaranteed the payment obligations of ION Geophysical Corporation with respect to these debt securities. The following condensed consolidating financial information presents the results of operations, financial position and cash flows for:

•	ION Geophysical Corporation and the guarantor subsidiaries (in each case, reflecting investments in subsidiaries utilizing the equity method of accounting).

•	All other nonguarantor subsidiaries.

•	The consolidating adjustments necessary to present ION Geophysical Corporation’s results on a consolidated basis.
This condensed consolidating financial information should be read in conjunction with the accompanying consolidated financial statements and notes.

	December 31, 2015
Balance Sheet	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$33,734	$—	$51,199	$—	$84,933
Accounts receivable, net	—	35,133	9,232	—	44,365
Unbilled receivables	—	19,046	891	—	19,937
Inventories	—	10,939	21,782	—	32,721
Prepaid expenses and other current assets	5,435	1,458	7,914	—	14,807
Total current assets	39,169	66,576	91,018	—	196,763
Deferred income tax asset	—	—	—	—	—
Property, plant, equipment and seismic rental equipment, net	4,521	21,072	46,434	—	72,027
Multi-client data library, net	—	120,550	11,687	—	132,237
Investment in subsidiaries	680,508	243,319	—	(923,827)	—
Goodwill	—	—	26,274	—	26,274
Intangible assets, net	—	4,523	287	—	4,810
Intercompany receivables	75,641	—	—	(75,641)	—
Other assets	5,052	146	1,107	—	6,305
Total assets	$804,891	$456,186	$176,807	$(999,468)	$438,416
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$486	$6,856	$570	$—	$7,912
Accounts payable	2,086	19,839	7,874	—	29,799
Accrued expenses	11,199	16,200	6,888	—	34,287
Accrued multi-client data library royalties	—	25,045	—	—	25,045
Deferred revenue	—	5,071	1,489	—	6,560
Total current liabilities	13,771	73,011	16,821	—	103,603
Long-term debt, net of current maturities	175,000	3,408	—	—	178,408
Intercompany payables	503,621	68,286	7,355	(579,262)	—
Other long-term liabilities	540	33,305	10,520	—	44,365
Total liabilities	692,932	178,010	34,696	(579,262)	326,376
Redeemable noncontrolling interest	—	—	—	—	—
Equity:
Common stock	107	290,460	19,138	(309,598)	107
Additional paid-in capital	894,715	180,700	234,234	(414,934)	894,715
Accumulated earnings (deficit)	(759,531)	231,208	(21,729)	(209,479)	(759,531)
Accumulated other comprehensive income (loss)	(14,781)	4,420	(14,604)	10,184	(14,781)
Due from ION Geophysical Corporation	—	(428,612)	(75,009)	503,621	—
Treasury stock	(8,551)	—	—	—	(8,551)
Total stockholders’ equity	111,959	278,176	142,030	(420,206)	111,959
Noncontrolling interests	—	—	81	—	81
Total equity	111,959	278,176	142,111	(420,206)	112,040
Total liabilities and equity	$804,891	$456,186	$176,807	$(999,468)	$438,416

	December 31, 2014
Balance Sheet	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$109,514	$—	$64,094	$—	$173,608
Accounts receivable, net	123	49,892	64,310	—	114,325
Unbilled receivables	—	18,548	4,051	—	22,599
Inventories	—	4,013	47,149	—	51,162
Prepaid expenses and other current assets	6,692	2,697	8,769	(4,496)	13,662
Total current assets	116,329	75,150	188,373	(4,496)	375,356
Deferred income tax asset	(7,852)	6,675	749	9,032	8,604
Property, plant, equipment and seismic rental equipment, net	6,412	33,065	30,363	—	69,840
Multi-client data library, net	—	96,423	22,246	—	118,669
Investment in subsidiaries	675,499	278,294	—	(953,793)	—
Goodwill	—	—	27,388	—	27,388
Intangible assets, net	—	6,254	534	—	6,788
Intercompany receivables	29,979	—	—	(29,979)	—
Other assets	10,191	147	274	—	10,612
Total assets	$830,558	$496,008	$269,927	$(979,236)	$617,257
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$6,965	$684	$—	$7,649
Accounts payable	4,308	12,028	20,527	—	36,863
Accrued expenses	3,904	34,738	21,807	4,815	65,264
Accrued multi-client data library royalties	—	34,624	595	—	35,219
Deferred revenue	—	5,263	2,999	—	8,262
Total current liabilities	8,212	93,618	46,612	4,815	153,257
Long-term debt, net of current maturities	175,000	7,839	106	—	182,945
Intercompany payables	509,124	8,892	21,087	(539,103)	—
Other long-term liabilities	2,609	130,985	10,489	(279)	143,804
Total liabilities	694,945	241,334	78,294	(534,567)	480,006
Redeemable noncontrolling interests	—	—	1,539	—	1,539
Equity:
Common stock	110	290,460	19,138	(309,598)	110
Additional paid-in capital	889,284	180,700	234,234	(414,934)	889,284
Accumulated earnings (deficit)	(734,409)	208,846	26,981	(235,827)	(734,409)
Accumulated other comprehensive income (loss)	(12,807)	6,229	(12,795)	6,566	(12,807)
Due from ION Geophysical Corporation	—	(431,561)	(77,563)	509,124	—
Treasury stock	(6,565)	—	—	—	(6,565)
Total stockholders’ equity	135,613	254,674	189,995	(444,669)	135,613
Noncontrolling interests	—	—	99	—	99
Total equity	135,613	254,674	190,094	(444,669)	135,712
Total liabilities and equity	$830,558	$496,008	$269,927	$(979,236)	$617,257

	Year Ended December 31, 2015
Income Statement	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Total net revenues	$—	$145,615	$76,954	$(1,056)	$221,513
Cost of goods sold	—	126,176	88,390	(1,056)	213,510
Gross profit (loss)	—	19,439	(11,436)	—	8,003
Total operating expenses	26,091	47,579	34,965	—	108,635
Loss from operations	(26,091)	(28,140)	(46,401)	—	(100,632)
Interest expense, net	(18,434)	(351)	32	—	(18,753)
Intercompany interest, net	697	(3,140)	2,443	—	—
Equity in earnings (losses) of investments	16,604	(42,953)	—	26,349	—
Other income (expense)	192	101,978	(3,895)	—	98,275
Income (loss) before income taxes	(27,032)	27,394	(47,821)	26,349	(21,110)
Income tax expense (benefit)	(1,910)	5,031	923	—	4,044
Net income (loss)	(25,122)	22,363	(48,744)	26,349	(25,154)
Net loss attributable to noncontrolling interests	—	—	32	—	32
Net income (loss) attributable to ION	$(25,122)	$22,363	$(48,712)	$26,349	$(25,122)
Comprehensive net income (loss)	$(27,096)	$20,553	$(50,551)	$29,966	$(27,128)
Comprehensive loss attributable to noncontrolling interest	—	—	32	—	32
Comprehensive net income (loss) attributable to ION	$(27,096)	$20,553	$(50,519)	$29,966	$(27,096)

	Year Ended December 31, 2014
Income Statement	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Total net revenues	$—	$221,008	$291,302	$(2,752)	$509,558
Cost of goods sold	—	262,829	187,258	(2,752)	447,335
Gross profit (loss)	—	(41,821)	104,044	—	62,223
Total operating expenses	38,961	88,481	52,710	—	180,152
Income (loss) from operations	(38,961)	(130,302)	51,334	—	(117,929)
Interest expense, net	(18,537)	(245)	(600)	—	(19,382)
Intercompany interest, net	(340)	2,146	(1,806)	—	—
Equity in earnings (losses) of investments	(74,615)	32,043	738	(7,651)	(49,485)
Other income	4,536	74,295	1,029	—	79,860
Income (loss) before income taxes	(127,917)	(22,063)	50,695	(7,651)	(106,936)
Income tax expense	335	1,277	18,970	—	20,582
Net income (loss)	(128,252)	(23,340)	31,725	(7,651)	(127,518)
Net income attributable to noncontrolling interests	—	—	(734)	—	(734)
Net income (loss) attributable to ION	$(128,252)	$(23,340)	$30,991	$(7,651)	$(128,252)
Comprehensive net income (loss)	$(129,921)	$(23,329)	$30,850	$(6,787)	$(129,187)
Comprehensive income attributable to noncontrolling interest	—	—	(734)	—	(734)
Comprehensive net income (loss) attributable to ION	$(129,921)	$(23,329)	$30,116	$(6,787)	$(129,921)

	Year Ended December 31, 2013
Income Statement	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Total net revenues	$—	$337,570	$213,826	$(2,229)	$549,167
Cost of goods sold	—	240,704	151,379	(2,229)	389,854
Gross profit	—	96,866	62,447	—	159,313
Total operating expenses	35,054	62,028	45,835	—	142,917
Income (loss) from operations	(35,054)	34,838	16,612	—	16,396
Interest expense, net	(12,102)	(49)	(193)	—	(12,344)
Intercompany interest, net	411	(1,374)	963	—	—
Equity in earnings (losses) of investments	(192,220)	(19,755)	(19,833)	189,488	(42,320)
Other income (expense)	12,166	(193,289)	(1,407)	—	(182,530)
Income (loss) before income taxes	(226,799)	(179,629)	(3,858)	189,488	(220,798)
Income tax expense (benefit)	19,061	(10,883)	17,542	—	25,720
Net income (loss)	(245,860)	(168,746)	(21,400)	189,488	(246,518)
Net loss attributable to noncontrolling interests	—	—	658	—	658
Net income (loss) attributable to ION	(245,860)	(168,746)	(20,742)	189,488	(245,860)
Payment of preferred dividends and conversion payment	6,014	—	—	—	6,014
Net applicable to common shares	$(251,874)	$(168,746)	$(20,742)	$189,488	$(251,874)
Comprehensive net income (loss)	$(245,112)	$(168,167)	$(20,779)	$188,288	$(245,770)
Comprehensive loss attributable to noncontrolling interest	—	—	658	—	658
Comprehensive net income (loss) attributable to ION	$(245,112)	$(168,167)	$(20,121)	$188,288	$(245,112)

	Year Ended December 31, 2015
Statement of Cash Flows	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Total Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(425,310)	$225,581	$183,205	$(16,524)
Cash flows from investing activities:
Investment in multi-client data library	—	(44,687)	(871)	(45,558)
Purchase of property, plant, equipment and seismic rental equipment	(347)	(3,945)	(14,949)	(19,241)
Other investing activities	—	1,263	—	1,263
Net cash used in investing activities	(347)	(47,369)	(15,820)	(63,536)
Cash flows from financing activities:
Payments on notes payable and long-term debt	(153)	(6,467)	(832)	(7,452)
Cost associated with issuance of debt	(145)	—	—	(145)
Repurchase of common stock	(1,989)	—	—	(1,989)
Intercompany lending	352,091	(171,745)	(180,346)	—
Proceeds from employee stock purchases and exercise of stock options	73	—	—	73
Net cash provided by (used in) financing activities	349,877	(178,212)	(181,178)	(9,513)
Effect of change in foreign currency exchange rates on cash and cash equivalents	—	—	898	898
Net increase (decrease) in cash and cash equivalents	(75,780)	—	(12,895)	(88,675)
Cash and cash equivalents at beginning of period	109,514	—	64,094	173,608
Cash and cash equivalents at end of period	$33,734	$—	$51,199	$84,933

	Year Ended December 31, 2014
Statement of Cash Flows	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Total Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(53,925)	$107,590	$76,115	$129,780
Cash flows from investing activities:
Investment in multi-client data library	—	(67,552)	(233)	(67,785)
Purchase of property, plant, equipment and seismic rental equipment	(1,240)	(4,530)	(2,494)	(8,264)
Repayment of advances by INOVA Geophysical	1,000	—	—	1,000
Net investment in and advances to OceanGeo B.V. prior to its consolidation	—	—	(3,074)	(3,074)
Net proceeds from sale of Source product line	—	9,881	4,513	14,394
Proceeds from sale of a cost-method investment	14,051	—	—	14,051
Other investing activities	579	26	323	928
Net cash provided by (used in) investing activities	14,390	(62,175)	(965)	(48,750)
Cash flows from financing activities:
Payments under revolving line of credit	(50,000)	—	—	(50,000)
Borrowings under revolving line of credit	15,000	—	—	15,000
Payments on notes payable and long-term debt	—	(5,384)	(7,614)	(12,998)
Cost associated with issuance of debt	(2,194)	—	—	(2,194)
Intercompany lending	61,324	(40,031)	(21,293)	—
Acquisition of noncontrolling interest	—	—	(6,000)	(6,000)
Proceeds from employee stock purchases and exercise of stock options	577	—	—	577
Other financing activities	(359)	—	—	(359)
Net cash provided by (used in) financing activities	24,348	(45,415)	(34,907)	(55,974)
Effect of change in foreign currency exchange rates on cash and cash equivalents	—	—	496	496
Net increase (decrease) in cash and cash equivalents	(15,187)	—	40,739	25,552
Cash and cash equivalents at beginning of period	124,701	—	23,355	148,056
Cash and cash equivalents at end of period	$109,514	$—	$64,094	$173,608

	Year Ended December 31, 2013
Statement of Cash Flows	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(50,731)	$166,838	$31,480	$—	$147,587
Cash flows from investing activities:
Investment in multi-client data library	—	(111,689)	(2,893)	—	(114,582)
Purchase of property, plant and equipment	(2,075)	(10,171)	(4,668)	—	(16,914)
Net advances to INOVA Geophysical	(5,000)	—	—	—	(5,000)
Investment in and advances to OceanGeo B.V.	—	—	(24,755)	—	(24,755)
Proceeds from sale of a cost-method investment	4,150	—	—	—	4,150
Investment in convertible notes	(2,000)	—	—	—	(2,000)
Capital contribution to affiliate	(5,695)	(7,897)	—	13,592	—
Other investing activities	—	128	—	—	128
Net cash used in investing activities	(10,620)	(129,629)	(32,316)	13,592	(158,973)
Cash flows from financing activities:
Proceeds from issuance of notes	175,000	—	—	—	175,000
Payments under revolving line of credit	(97,250)	—	—	—	(97,250)
Borrowings under revolving line of credit	35,000	—	—	—	35,000
Payments on notes payable and long-term debt	—	(3,249)	(1,112)	—	(4,361)
Cost associated with issuance of debt	(6,773)	—	—	—	(6,773)
Capital contribution from affiliate	—	5,695	7,897	(13,592)	—
Intercompany lending	52,646	(39,655)	(12,991)	—	—
Payment of preferred dividends	(6,014)	—	—	—	(6,014)
Proceeds from employee stock purchases and exercise of stock options	2,527	—	—	—	2,527
Other financing activities	573	—	—	—	573
Net cash provided by (used in) financing activities	155,709	(37,209)	(6,206)	(13,592)	98,702
Effect of change in foreign currency exchange rates on cash and cash equivalents	—	—	(231)	—	(231)
Net increase (decrease) in cash and cash equivalents	94,358	—	(7,273)	—	87,085
Cash and cash equivalents at beginning of period	30,343	—	30,628	—	60,971
Cash and cash equivalents at end of period	$124,701	$—	$23,355	$—	$148,056

SCHEDULE II
ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Year Ended December 31, 2013	Balance at Beginning of Year	Charged (Credited) to Costs and Expenses	Deductions	Balance at End of Year
	(In thousands)
Allowances for doubtful accounts	$6,711	$12,040	$(11,529)	$7,222
Warranty	1,041	538	(936)	643
Valuation allowance on deferred tax assets	63,261	88,112	(338)	151,035
Excess and obsolete inventory	14,239	18,644	(328)	32,555

Year Ended December 31, 2014	Balance at Beginning of Year	Charged (Credited) to Costs and Expenses	Deductions	Balance at End of Year
	(In thousands)
Allowances for doubtful accounts	$7,222	$7,275	$(6,864)	$7,633
Allowances for doubtful notes receivable	—	4,000	—	4,000
Warranty	643	381	(625)	399
Valuation allowance on deferred tax assets	151,035	54,229	—	205,264
Excess and obsolete inventory	32,555	6,952	(9,703)	29,804

Year Ended December 31, 2015	Balance at Beginning of Year	Charged (Credited) to Costs and Expenses	Deductions	Balance at End of Year
	(In thousands)
Allowances for doubtful accounts	$7,633	$1,841	$(4,555)	$4,919
Allowances for doubtful notes receivable	4,000	—	—	4,000
Warranty	399	13	(288)	124
Valuation allowance on deferred tax assets	205,264	(11,009)	—	194,255
Excess and obsolete inventory	29,804	151	(5,480)	24,475

S-1

EXHIBIT INDEX

3.1	—	Restated Certificate of Incorporation dated September 24, 2007 filed on September 24, 2007 as Exhibit 3.4 to the Company’s Current Report on Form 8-K and incorporated herein by reference.
3.2	—	Amended and Restated Bylaws of ION Geophysical Corporation filed on September 24, 2007 as Exhibit 3.5 to the Company’s Current Report on Form 8-K and incorporated herein by reference.
3.3	—
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
Purchase Agreement, dated May 8, 2013, among ION Geophysical Corporation, the subsidiary guarantors named therein and Citigroup Global Markets Inc. and Wells Fargo Securities, LLC, as representatives of the initial purchasers named therein, filed on May 13, 2013 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference

10.41	—
Second Lien Intercreditor Agreement by and among China Merchants Bank Co., Ltd., New York Branch, as administrative agent, first lien representative for the first lien secured parties and collateral agent for the first lien secured parties, Wilmington Trust Company, National Association, as trustee and second lien representative for the second lien secured parties, and U.S. Bank National Association, as collateral agent for the second lien secured parties, and acknowledged and agreed to by ION Geophysical Corporation and the other grantors named therein, filed on May 13, 2013 as Exhibit 10.2 to the Company’s Current Report on Form 8-K and incorporated herein by reference

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

	**10.43	—	Transition and Separation Agreement dated effective as of October 30, 2014, by and between ION Geophysical Corporation and Gregory J. Heinlein.
	**10.44	—	Employment Agreement dated effective as of November 13, 2014, between ION Geophysical Corporation and Steve Bate.
	**10.45	—
Form of Rights Agreement dated March 1, 2015 issued under the ION Stock Appreciation Rights Plan dated November 17, 2008, filed on May 7, 2015 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, and incorporated herein by reference.

	10.46	—
First Amendment to Revolving Credit and Security Agreement dated as of August 4, 2015 among PNC Bank, National Association, as lender and agent, the lenders from time to time party thereto, as lenders, with ION Geophysical Corporation, ION Exploration Products (U.S.A.), Inc., I/O Marine Systems, Inc. and GX Technology Corporation, as borrowers, filed on August 6, 2015 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

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
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at December 31, 2015 and 2014, (ii) Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013, (iii) Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, (v) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013, (vi) Footnotes to Consolidated Financial Statements and (vii) Schedule II – Valuation and Qualifying Accounts.

*	Filed herewith.
**	Management contract or compensatory plan or arrangement.