Form 10-K/A
period 2015-12-31
ION GEOPHYSICAL CORP
filed 2016-02-12
CIK 866609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K/A
(Amendment No.1)
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

EXPLANATORY NOTE

ION Geophysical Corporation is filing this Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to its Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission on February 11, 2016 (the “Original Filing”) solely (i) to file Exhibits 3.2, 3.3 and 10.39, which were inadvertently omitted from the Original Filing due to a clerical filing error, and (ii) to file an amended Exhibit 23.1 to correct formatting errors and the inadvertent omission of Grant Thornton LLP’s conformed signature in the Exhibit 23.1 filed with the Original Filing.

This Form 10-K/A includes the following exhibits:

•	3.2 Certificate of Amendment to the Restated Certificate of Incorporation of ION Geophysical Corporation dated February 2, 2016.

•	3.3 Certificate of Amendment to the Restated Certificate of Incorporation of ION Geophysical Corporation dated February 4, 2016.

•	10.39 Amended and Restated 2013 Long-Term Incentive Plan.

•	23.1 Consent of Grant Thornton LLP.

Except as expressly set forth above, this 10-K/A does not, and does not purport to, amend, update, or restate the information in any other item of the Original Filing. Nothing within this 10-K/A has re-stated or altered the financials contained in the Original Filing in any manner. This Form 10-K/A does not affect the XBRL data in the Original Filing.

Item 15. Exhibits and Financial Statement Schedules

(3) Exhibits

3.1	—	Restated Certificate of Incorporation dated September 24, 2007 filed on September 24, 2007 as Exhibit 3.4 to the Company’s Current Report on Form 8-K and incorporated herein by reference.
*3.2	—	Certificate of Amendment to the Restated Certificate of Incorporation of ION Geophysical Corporation dated February 2, 2016.
*3.3	—	Certificate of Amendment to the Restated Certificate of Incorporation of ION Geophysical Corporation dated February 4, 2016.
3.4	—	Amended and Restated Bylaws of ION Geophysical Corporation filed on September 24, 2007 as Exhibit 3.5 to the Company’s Current Report on Form 8-K and incorporated herein by reference.
3.5	—
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
Form of Employment Inducement Stock Option Agreement for the Input/Output, Inc. - Concept Systems Employment Inducement Stock Option Program, filed on July 27, 2004 as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-117716), and incorporated herein by reference.

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
Form of Employment Inducement Stock Option Agreement for the Input/Output, Inc. - GX Technology Corporation Employment Inducement Stock Option Program, filed on April 4, 2005 as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-123831), and incorporated herein by reference.

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

**10.37	—	First Amendment to Credit Agreement and Loan Documents dated May 29, 2012, filed on May 29, 2012 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.
**10.38	—
Consulting Services Agreement dated January 1, 2013, between ION Geophysical Corporation and The
Peebler Group LLC, filed on January 4, 2013 as Exhibit 10.1 to the Company’s Current Report on Form
8-K, and incorporated herein by reference.

*10.39	—	Amended and Restated 2013 Long-Term Incentive Plan.
10.40	—
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

21.1	—	Subsidiaries of the Company.
*23.1	—	Consent of Grant Thornton LLP.
23.2	—	Consent of Ernst & Young LLP.
24.1	—	The Power of Attorney is set forth on the signature page hereof.
25.1	—	Registration Statement (Form S-4 No. 333-194110) of ION Geophysical Corporation, and incorporated herein by reference.
*31.1	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).
*31.2	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).
*32.1	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.
*32.2	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.
101	—
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at December 31, 2015 and 2014, (ii) Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013, (iii) Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, (v) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013, (vi) Footnotes to Consolidated Financial Statements and (vii) Schedule II - Valuation and Qualifying Accounts.

*Filed herewith.
**Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Houston, State of Texas, on February 12, 2016.

ION GEOPHYSICAL CORPORATION

By	/s/ R. Brian Hanson
R. Brian Hanson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacities	Date

/s/ R. Brian Hanson	President, Chief Executive Officer and Director (Principal Executive Officer)	February 12, 2016
R. Brian Hanson

*	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 12, 2016
Steven A. Bate

*	Vice President and Corporate Controller (Principal Accounting Officer)	February 12, 2016
Scott Schwausch

*	Chairman of the Board of Directors and Director	February 12, 2016
James M. Lapeyre, Jr.

*	Director	February 12, 2016
David H. Barr

*	Director	February 12, 2016
Hao Huimin

*	Director	February 12, 2016
Michael C. Jennings

*	Director	February 12, 2016
Franklin Myers

*	Director	February 12, 2016
S. James Nelson, Jr.

*	Director	February 12, 2016
John N. Seitz

*By:	/s/ R. Brian Hanson
R. Brian Hanson
Attorney-in-fact

EXHIBIT INDEX

3.1	—	Restated Certificate of Incorporation dated September 24, 2007 filed on September 24, 2007 as Exhibit 3.4 to the Company’s Current Report on Form 8-K and incorporated herein by reference.
*3.2	—	Certificate of Amendment to the Restated Certificate of Incorporation of ION Geophysical Corporation dated February 2, 2016.
*3.3	—	Certificate of Amendment to the Restated Certificate of Incorporation of ION Geophysical Corporation dated February 4, 2016.
3.4	—	Amended and Restated Bylaws of ION Geophysical Corporation filed on September 24, 2007 as Exhibit 3.5 to the Company’s Current Report on Form 8-K and incorporated herein by reference.
3.5	—
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
Form of Employment Inducement Stock Option Agreement for the Input/Output, Inc. - Concept Systems Employment Inducement Stock Option Program, filed on July 27, 2004 as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-117716), and incorporated herein by reference.

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
Form of Employment Inducement Stock Option Agreement for the Input/Output, Inc. - GX Technology Corporation Employment Inducement Stock Option Program, filed on April 4, 2005 as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-123831), and incorporated herein by reference.

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

**10.37	—	First Amendment to Credit Agreement and Loan Documents dated May 29, 2012, filed on May 29, 2012 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.
**10.38	—
Consulting Services Agreement dated January 1, 2013, between ION Geophysical Corporation and The
Peebler Group LLC, filed on January 4, 2013 as Exhibit 10.1 to the Company’s Current Report on Form
8-K, and incorporated herein by reference.

**10.39	—	Amended and Restated 2013 Long-Term Incentive Plan.
10.40	—
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

21.1	—	Subsidiaries of the Company.
*23.1	—	Consent of Grant Thornton LLP.
23.2	—	Consent of Ernst & Young LLP.
24.1	—	The Power of Attorney is set forth on the signature page hereof.
25.1	—	Registration Statement (Form S-4 No. 333-194110) of ION Geophysical Corporation, and incorporated herein by reference.
*31.1	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).
*31.2	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).
*32.1	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.
*32.2	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.
101	—
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at December 31, 2015 and 2014, (ii) Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013, (iii) Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, (v) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013, (vi) Footnotes to Consolidated Financial Statements and (vii) Schedule II - Valuation and Qualifying Accounts.

*Filed herewith.
**Management contract or compensatory plan or arrangement.