Form 10-Q
period 2016-03-31
ION GEOPHYSICAL CORP
filed 2016-05-05
CIK 866609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016
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
Yes ☐    No  ☒
At May 4, 2016, there were 12,026,358 shares of common stock, par value $0.01 per share, outstanding.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS FOR FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2016

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2016	December 31, 2015
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$76,670	$84,933
Accounts receivable, net	15,057	44,365
Unbilled receivables	17,730	19,937
Inventories	33,071	32,721
Prepaid expenses and other current assets	13,724	14,807
Total current assets	156,252	196,763
Property, plant, equipment and seismic rental equipment, net	65,785	72,027
Multi-client data library, net	123,581	132,237
Goodwill	25,595	26,274
Intangible assets, net	4,381	4,810
Other assets	3,029	2,977
Total assets	$378,623	$435,088
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$32,933	$7,912
Accounts payable	20,907	29,799
Accrued expenses	29,001	34,287
Accrued multi-client data library royalties	21,790	25,045
Deferred revenue	6,021	6,560
Total current liabilities	110,652	103,603
Long-term debt, net of current maturities	148,410	175,080
Other long-term liabilities	44,215	44,365
Total liabilities	303,277	323,048
Equity:
Common stock, $0.01 par value; authorized 26,666,667 shares; outstanding 10,580,058 and 10,702,689 shares at March 31, 2016 and December 31, 2015, respectively, net of treasury stock	106	107
Additional paid-in capital	895,481	894,715
Accumulated deficit	(794,545)	(759,531)
Accumulated other comprehensive loss	(16,243)	(14,781)
Treasury stock, at cost, 508,427 and 353,124 shares at March 31, 2016 and December 31, 2015 respectively	(9,515)	(8,551)
Total stockholders’ equity	75,284	111,959
Noncontrolling interest	62	81
Total equity	75,346	112,040
Total liabilities and equity	$378,623	$435,088
See accompanying Footnotes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
	(In thousands, except per share data)
Service revenues	$13,156	$20,080
Product revenues	9,509	20,498
Total net revenues	22,665	40,578
Cost of services	25,837	45,534
Cost of products	5,758	10,832
Gross loss	(8,930)	(15,788)
Operating expenses:
Research, development and engineering	5,609	7,720
Marketing and sales	4,010	7,833
General, administrative and other operating expenses	11,580	15,348
Total operating expenses	21,199	30,901
Loss from operations	(30,129)	(46,689)
Interest expense, net	(4,734)	(4,625)
Other income (expense), net	120	(3,219)
Loss before income taxes	(34,743)	(54,533)
Income tax expense	293	983
Net loss	(35,036)	(55,516)
Net loss attributable to noncontrolling interests	22	252
Net loss attributable to ION	$(35,014)	$(55,264)
Net loss per share:
Basic	$(3.30)	$(5.04)
Diluted	$(3.30)	$(5.04)
Weighted average number of common shares outstanding:
Basic	10,600	10,971
Diluted	10,600	10,971

See accompanying Footnotes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Net loss	$(35,036)	$(55,516)
Other comprehensive loss, net of taxes, as appropriate:
Foreign currency translation adjustments	(1,462)	(1,345)
Total other comprehensive loss, net of taxes	(1,462)	(1,345)
Comprehensive net loss	(36,498)	(56,861)
Comprehensive loss attributable to noncontrolling interest	22	252
Comprehensive net loss attributable to ION	$(36,476)	$(56,609)

See accompanying Footnotes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net loss	$(35,036)	$(55,516)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization (other than multi-client data library)	5,672	6,525
Amortization of multi-client data library	7,139	5,289
Stock-based compensation expense	743	1,480
Deferred income taxes	54	(12)
Change in operating assets and liabilities:
Accounts receivable	29,211	74,388
Unbilled receivables	2,212	(1,523)
Inventories	350	(468)
Accounts payable, accrued expenses and accrued royalties	(10,558)	(39,144)
Deferred revenue	(527)	3,137
Other assets and liabilities	3,219	(862)
Net cash provided by (used in) operating activities	2,479	(6,706)
Cash flows from investing activities:
Cash invested in multi-client data library	(6,327)	(9,088)
Purchase of property, plant, equipment and seismic rental assets	(266)	(11,994)
Other investing activities	—	257
Net cash used in investing activities	(6,593)	(20,825)
Cash flows from financing activities:
Repurchase of common stock	(964)	—
Payments on notes payable and long-term debt	(2,212)	(2,066)
Costs associated with issuance of debt	(1,315)	—
Other financing activities	13	31
Net cash used in financing activities	(4,478)	(2,035)
Effect of change in foreign currency exchange rates on cash and cash equivalents	329	396
Net decrease in cash and cash equivalents	(8,263)	(29,170)
Cash and cash equivalents at beginning of period	84,933	173,608
Cash and cash equivalents at end of period	$76,670	$144,438
See accompanying Footnotes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1)    Basis of Presentation
The condensed consolidated balance sheet of ION Geophysical Corporation and its subsidiaries (collectively referred to as the “Company” or “ION,” unless the context otherwise requires) at December 31, 2015 has been derived from the Company’s audited consolidated financial statements at that date. The condensed consolidated balance sheet at March 31, 2016, and the condensed consolidated statements of operations, comprehensive loss and cash flows for the three months ended March 31, 2016 and 2015, are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results for a full year or of future operations.
These condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements presented in accordance with accounting principles generally accepted in the United States have been omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
(2)    Segment Information
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
The following table is a summary of segment information (in thousands):

	Three Months Ended March 31,
	2016	2015
Net revenues:
Solutions:
New Venture	$3,306	$5,029
Data Library	4,272	2,137
Total multi-client revenues	7,578	7,166
Data Processing	5,440	11,833
Total	$13,018	$18,999
Systems:
Towed Streamer	$2,457	$5,165
Other	2,902	7,604
Total	$5,359	$12,769
Software:
Software Systems	$4,150	$7,729
Services	138	1,081
Total	$4,288	$8,810
Ocean Bottom Services	$—	$—
Total	$22,665	$40,578

	Three Months Ended March 31,
	2016	2015
Gross profit (loss):
Solutions	$(9,773)	$(10,392)
Systems	1,363	4,559
Software	2,526	5,590
Ocean Bottom Services	(3,046)	(15,545)
Total	$(8,930)	$(15,788)
Gross margin:
Solutions	(75)%	(55)%
Systems	25%	36%
Software	59%	63%
Ocean Bottom Services	—%	—%
Total	(39)%	(39)%
Income (loss) from operations:
Solutions	$(15,477)	$(21,778)
Systems	(2,509)	1,014
Software	996	3,335
Ocean Bottom Services	(4,214)	(17,559)
Corporate and other	(8,925)	(11,701)
Loss from operations	(30,129)	(46,689)
Interest expense, net	(4,734)	(4,625)
Other income (expense), net	120	(3,219)
Loss before income taxes	$(34,743)	$(54,533)

(3)    Long-term Debt

Obligations (in thousands)	March 31, 2016	December 31, 2015
Senior secured second-priority notes	$175,000	$175,000
Equipment capital leases	8,075	9,762
Other debt	1,246	1,558
Costs associated with issuances of debt (1)	(2,978)	(3,328)
Total	181,343	182,992
Current portion of long-term debt and lease obligations	(32,933)	(7,912)
Non-current portion of long-term debt and lease obligations	$148,410	$175,080

(1)	Represents presentation of debt issuance costs associated with debt liability to be presented as a direct deduction from the carrying amount of the debt liability.

Pro forma impact of bond exchange program in (thousands)	April 28, 2016	March 31, 2016
Senior secured second-priority notes (maturing December 15, 2021)	$120,569	$175,000
Senior secured third-priority notes (maturing May 15, 2018)	28,497	—
Total senior secured second and third-priority notes (1)	$149,066	$175,000

(1)	For further discussion see “Senior Secured Notes” below.

Revolving Credit Facility
In August 2014, ION and its material U.S. subsidiaries, ION Exploration Products (U.S.A.), Inc., I/O Marine Systems, Inc. and GX Technology Corporation (collectively, the “Subsidiary Borrowers”), and together with the Company, collectively, the “Borrowers”) entered into a Revolving Credit and Security Agreement with PNC Bank, National Association (“PNC”), as agent (the “Original Credit Agreement”), which was amended by the First Amendment to Revolving Credit and Security Agreement in August 2015 (the “First Amendment”) and the Second Amendment (as defined below) (the Original Credit Agreement, as amended by the First Amendment, and the Second Amendment, the “Credit Facility”). For a complete discussion of the terms, available credit and security of this Credit Facility, prior to the effectiveness of the Second Amendment, see Footnote 4 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. T he Credit Facility is available to provide for the Borrowers’ general corporate needs, including working capital requirements, capital expenditures, surety deposits and acquisition financing. The maximum amount of the revolving line of credit under the Credit Facility is the lesser of $40.0 million or a monthly borrowing base (which may be recalculated more frequently under certain circumstances).
On April 28, 2016, the Borrowers and PNC entered into a second amendment (the “Second Amendment”) to the Credit Facility. The Second Amendment, among other things:

•	increases the applicable margin for loans by 0.50% per annum (from 2.50% per annum to 3.00% per annum for alternate base rate loans and from 3.50% per annum to 4.00% per annum for LIBOR-based loans);

•
increases the minimum excess availability threshold to avoid triggering the agent’s rights to exercise dominion over cash and deposit accounts and increases certain of the thresholds upon which such dominion ceases;

•
increases the minimum liquidity threshold to avoid triggering the Company’s obligation to calculate and comply with the existing fixed charge coverage ratio and increases certain of the thresholds upon which such required calculation and compliance cease;

•
establishes a reserve that reduces the amount available to be borrowed by the aggregate amount owing under all Third Lien Notes that remain outstanding (if any) on or after February 14, 2018 (i.e., 90 days prior to the stated maturity of the Third Lien Notes);

•	increases the maximum amount of certain permitted junior indebtedness to $200.0 million (from $175.0 million);

•
incorporates technical and conforming changes to reflect that the Second Lien Notes and the remaining Third Lien Notes (and any permitted refinancing thereof or subsequently incurred replacement indebtedness meeting certain requirements) constitute permitted indebtedness;

•	clarifies the circumstances and mechanics under which the Company may prepay, repurchase or redeem the Second Lien Notes, the remaining Third Lien Notes and certain other junior indebtedness;

•	modifies the cross-default provisions to incorporate defaults under the Second Lien Notes, the remaining Third Lien Notes and certain other junior indebtedness; and

•
eliminates the potential early commitment termination date and early maturity date that would otherwise have occurred ninety (90) days prior the maturity date of the Third Lien Notes if any of the Third Lien Notes then remained outstanding.

The borrowing base under the Credit Facility will increase or decrease monthly using a formula based on certain eligible receivables, eligible inventory and other amounts, including a percentage of the net orderly liquidation value of the Borrowers’ multi-client data library (not to exceed $15.0 million for the multi-client data library data component).  As of March 31, 2016, the borrowing base under the Credit Facility was $25.8 million, and there was no outstanding indebtedness under the Credit Facility. The Credit Facility is scheduled to mature on August 22, 2019.
The obligations of Borrowers under the Credit Facility are secured by a first-priority security interest in 100% of the stock of the Subsidiary Borrowers and 65% of the equity interest in ION International Holdings L.P. and by substantially all other assets of the Borrowers.
The Credit Facility contains covenants that, among other things, limit or prohibit the Borrowers, subject to certain exceptions and qualifications, from incurring additional indebtedness (including capital lease obligations), repurchasing equity, paying dividends or distributions, granting or incurring additional liens on the Borrowers’ properties, pledging shares of the Borrowers’ subsidiaries, entering into certain merger transactions, entering into transactions with the Company’s affiliates, making certain sales or other dispositions of the Borrowers’ assets, making certain investments, acquiring other businesses and entering into sale-leaseback transactions with respect to the Borrowers’ property.

The Credit Facility, requires that ION and the Subsidiary Borrowers maintain a minimum fixed charge coverage ratio of 1.1 to 1.0 as of the end of each fiscal quarter during the existence of a covenant testing trigger event. The fixed charge coverage ratio is defined as the ratio of (i) ION’s EBITDA, minus unfunded capital expenditures made during the relevant period, minus distributions (including tax distributions) and dividends made during the relevant period, minus cash taxes paid during the relevant period, to (ii) certain debt payments made during the relevant period. A covenant testing trigger event occurs upon (a) the occurrence and continuance of an event of default under the Credit Facility or (b) the failure to maintain a measure of liquidity greater than (i) $7.5 million for five consecutive business days or (ii) $6.5 million on any given business day. Liquidity, as defined in the Credit Facility, is the Company’s excess availability to borrow ($25.8 million at March 31, 2016) plus the aggregate amount of unrestricted cash held by ION, the Subsidiary Borrowers and their domestic subsidiaries.
At March 31, 2016, the Company was in compliance with all of the covenants under the Credit Facility.
The Credit Facility contains customary event of default provisions (including a “change of control” event affecting ION), the occurrence of which could lead to an acceleration of the Company’s obligations under the Credit Facility as amended.
Senior Secured Notes
In May 2013, the Company sold $175.0 million aggregate principal amount of 8.125% Senior Secured Second-Priority Notes due 2018 (the “Third Lien Notes”) in a private offering pursuant to an Indenture dated as of May 13, 2013 (the Third Lien Notes Indenture”). Prior to the completion of the Exchange Offer (as defined below) and Consent Solicitation (as defined below) on April 28, 2016, the Third Lien Notes were senior secured second-priority obligations of the Company. After giving effect to the Exchange Offer and Consent Solicitation, the remaining aggregate principal amount of approximately $28.5 million of outstanding Third Lien Notes became senior secured third-priority obligations of the Company subordinated to the liens securing all senior and second priority indebtedness of the Company, including under the Credit Facility and Second Lien Notes (defined below).
Pursuant to the Exchange Offer and Consent Solicitation, the Company (i) issued approximately $120.6 million in aggregate principal amount of the Company’s new 9.125% Senior Secured Second Priority Notes due 2021 (the “Second Lien Notes,” and collectively with the Third Lien Notes, the “Notes”) and 1,205,477 shares of the Company’s common stock in exchange for approximately $120.6 million in aggregate principal amount of Third Lien Notes, and (ii) purchased approximately $25.9 million in aggregate principal amount of Third Lien Notes in exchange for aggregate cash consideration totaling approximately $15.0 million, plus accrued and unpaid interest on the Third Lien Notes from the applicable last interest payment date to, but not including, April 28, 2016.
After giving effect to the Exchange Offer and Consent Solicitation, the aggregate principal amount of the Third Lien Notes remaining outstanding was approximately $28.5 million and the aggregate principal amount of Second Lien Notes outstanding was approximately $120.6 million. See “Subsequent Events - Exchange Offer” below.
The Third Lien Notes are guaranteed by the Company’s material U.S. subsidiaries, GX Technology Corporation, ION Exploration Products (U.S.A.), Inc. and I/O Marine Systems, Inc. (the “Guarantors”), and mature on May 15, 2018. Interest on the Third Lien Notes accrues at the rate of 8.125% per annum and will be payable semiannually in arrears on May 15 and November 15 of each year during their term. In May 2014, the holders of the Third Lien Notes exchanged their Third Lien Notes for a like principal amount of registered Third Lien Notes with the same terms. For a complete discussion of the terms and security the Third Lien Notes in effect prior to the completion of the Exchange Offer and Consent Solicitation on April 28, 2016, see Footnote 4 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Prior to the completion of the Exchange Offer and Consent Solicitation, the Third Lien Notes Indenture contained certain covenants that, among other things, limited or prohibited the Company’s ability and the ability of its restricted subsidiaries to take certain actions or permit certain conditions to exist during the term of the Third Lien Notes, including among other things, incurring additional indebtedness, creating liens, paying dividends and making other distributions in respect of the Company’s capital stock, redeeming the Company’s capital stock, making investments or certain other restricted payments, selling certain kinds of assets, entering into transactions with affiliates, and effecting mergers or consolidations. These and other restrictive covenants contained in the Third Lien Notes Indenture are subject to certain exceptions and qualifications. After giving effect to the Exchange Offer and Consent Solicitation, the Third Lien Notes Indenture was amended to, among other things, provide for the release of the second priority security interest in the collateral securing the remaining Third Lien Notes and the grant of a third priority security interest in the collateral, subordinate to liens securing all senior and second priority indebtedness of the Company, including the Credit Facility and the Second Lien Notes, and eliminate substantially all of the restrictive covenants and certain events of default pertaining to the remaining Third Lien Notes.
As of March 31, 2016, the Company was in compliance with the covenants with respect to the Third Lien Notes.
On or after May 15, 2015, the Company may on one or more occasions redeem all or a part of the Third Lien Notes at the redemption prices set forth below, plus accrued and unpaid interest and special interest, if any, on the Third Lien Notes redeemed during the twelve-month period beginning on May 15th of the years indicated below:

Date	Percentage
2015	104.063%
2016	102.031%
2017 and thereafter	100.000%
The Second Lien Notes are senior secured second-priority obligations guaranteed by the Guarantors. The Second Lien Notes mature on December 15, 2021. Interest on the Second Lien Notes accrues at the rate of 9.125% per annum and is payable semiannually in arrears on June 15 and December 15 of each year during their term, beginning June 15, 2016, except that the interest payment otherwise payable on June 15, 2021 will be payable on December 15, 2021.
The indenture dated April 28, 2016 governing the Second Lien Notes (the “Second Lien Notes Indenture”) contains certain covenants that, among other things, limits or prohibits the Company’s ability and the ability of its restricted subsidiaries to take certain actions or permit certain conditions to exist during the term of the Second Lien Notes, including among other things, incurring additional indebtedness, creating liens, paying dividends and making other distributions in respect of the Company’s capital stock, redeeming the Company’s capital stock, making investments or certain other restricted payments, selling certain kinds of assets, entering into transactions with affiliates, and effecting mergers or consolidations. These and other restrictive covenants contained in the Second Lien Notes Indenture are subject to certain exceptions and qualifications. All of the Company’s subsidiaries are currently restricted subsidiaries.
On or after December 15, 2019, the Company may on one or more occasions redeem all or a part of the Second Lien Notes at the redemption prices set forth below, plus accrued and unpaid interest and special interest, if any, on the Second Lien Notes redeemed during the twelve-month period beginning on December 15th of the years indicated below:

Date	Percentage
2019	105.500%
2020	103.500%
2021 and thereafter	100.000%
For additional information regarding the terms and security of the Third Lien Notes and related Third Lien Notes Indenture and intercreditor agreement in effect prior to the completion of the Exchange Offer and Consent Solicitation, see the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2013. For additional information regarding the terms and security of the Third Lien Notes after giving effect to the Exchange Offer and Consent Solicitation, the amendments to the Third Lien Notes Indenture, the terms and security of the Second Lien Notes, the Second Lien Notes Indenture and the related intercreditor agreement, see the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2016.
Subsequent Events
Exchange Offer
On April 28, 2016, the Company successfully completed the previously announced exchange offer (the “Exchange Offer”) and consent solicitation (the “Consent Solicitation”) related to the Third Lien Notes. The Company did not receive any cash proceeds in connection with the Exchange Offer and Consent Solicitation.
Under the terms of the Exchange Offer, for each $1,000 principal amount of Third Lien Notes validly tendered for exchange and not validly withdrawn by an eligible holder (an “Exchange Participant”) prior to 11:59 P.M., New York City time, on April 25, 2016, and accepted for exchange by the Company, the Company offered the consideration (the “Exchange Consideration”) of (i) $1,000 principal amount of Second Lien Notes plus (ii) either (a) for Third Lien Notes tendered at or prior to 4:59 P.M., New York City time, on April 15, 2016 (the “Extended Early Tender Deadline”), ten (10) shares of the Company’s common stock (the “Early Stock Consideration”), or (b) for Third Lien Notes tendered after the Extended Early Tender Deadline, seven (7) shares of the Company’s common stock (the “Stock Consideration”) (such shares issued as the Early Stock Consideration or the Stock Consideration, together with the Second Lien Notes, the “Exchange Securities”), upon the terms and subject to the conditions set forth in the Company’s confidential Offer to Exchange and related Consent and Letter of Transmittal, each dated March 28, 2016 (the “Offer Documents”).
As part of the Exchange Offer, each Exchange Participant had the opportunity to tender all or a portion of its Third Lien Notes for a cash payment in lieu of the Exchange Consideration upon the terms and subject to the conditions set forth in the Offer Documents (the “Cash Tender Option”). The aggregate amount of cash consideration that could be paid by the Company for tendered

Third Lien Notes accepted for purchase pursuant to the Cash Tender Option was approximately $15.0 million plus accrued and unpaid interest to, but not including, the settlement date of the Exchange Offer (collectively, the “Cash Tender Cap”).

Concurrently with the Exchange Offer, the Company solicited consents from eligible holders to proposed amendments to the Third Lien Notes Indenture (the “Proposed Amendments”). The Proposed Amendments, among other things, provide for the release of the second priority security interest in the collateral securing the Third Lien Notes and the grant of a third priority security interest in the collateral, subordinate to liens securing all the Company’s senior and second priority indebtedness, including the Credit Facility and the Second Lien Notes, and eliminate substantially all of the restrictive covenants and certain events of default pertaining to the Third Lien Notes.

The Exchange Offer, including the Cash Tender Option, and the Consent Solicitation expired at 11:59 P.M., New York City time, on April 28, 2016. In total, the Company accepted for exchange approximately $146.5 million in aggregate principal amount of the Third Lien Notes, or approximately 83.72% of the $175 million outstanding aggregate principal amount of the Third Lien Notes, validly tendered and not withdrawn in the Exchange Offer. The Third Lien Notes validly tendered and not withdrawn in the Exchange Offer were accepted by the Company.

Because the Company received the necessary consents to effect the Proposed Amendments, any Third Lien Notes not validly tendered pursuant to the Exchange Offer remain outstanding and the holders are subject to the terms of the supplemental indenture implementing the Proposed Amendments. No consideration was paid to holders of Third Lien Notes in connection with the Consent Solicitation. After giving effect to the Exchange Offer and Consent Solicitation, the aggregate principal amount of the Third Lien Notes remaining outstanding was approximately $28.5 million as of April 28, 2016, and such Third Lien Notes are secured on a third priority basis subordinated to the liens securing all senior and second priority indebtedness of the Company, including under the Credit Facility and Second Lien Notes.

In exchange for approximately $120.6 million in aggregate principal amount of Third Lien Notes, the Company issued approximately $120.6 million aggregate principal amount of Second Lien Notes and 1,205,477 shares of common stock, including 1,204,980 shares issued as Early Stock Consideration and 497 shares issued as Stock Consideration. The Company utilized 508,464 of treasury shares towards the total 1,205,477 shares issued. The securities issued in the Exchange Offer were issued in reliance on an exemption from registration set forth in Section 4(a)(2) of the Securities Act. The Company received no cash consideration in exchange for the issuance of the Exchange Securities.

The Cash Tender Option was fully subscribed. Pursuant to the terms of the Exchange Offer, the Company accepted for purchase tendered Third Lien Notes at the lowest bid prices until the Cash Tender Cap was reached, subject to proration. In exchange for aggregate cash consideration totaling approximately $15.0 million, the Company purchased approximately $25.9 million in aggregate principal amount of Third Lien Notes. The Company also paid in cash accrued and unpaid interest on Third Lien Notes accepted for purchase in the Exchange Offer from the applicable last interest payment date to, but not including, April 28, 2016.
(4)    Net Loss per Share
Basic net loss per common share is computed by dividing net loss applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is determined based on the assumption that dilutive restricted stock and restricted stock unit awards have vested and outstanding dilutive stock options have been exercised and the aggregate proceeds were used to reacquire common stock using the average price of such common stock for the period. The total number of shares issued or reserved for future issuance under outstanding stock options at March 31, 2016 and 2015 was 623,902 and 634,818, respectively, and the total number of shares of restricted stock and shares reserved for restricted stock units outstanding at March 31, 2016 and 2015 was 253,738 and 100,298, respectively. The foregoing share numbers have been retroactively adjusted to reflect the one-for-fifteen reverse stock split completed on February 4, 2016. All outstanding stock options for the three months ended March 31, 2016 were anti-dilutive.

The following table summarizes the computation of basic and diluted net loss per common share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Net loss attributable to ION	$(35,014)	$(55,264)
Weighted average number of common shares outstanding	10,600	10,971
Weighted average number of diluted common shares outstanding	10,600	10,971
Basic net loss per share	$(3.30)	$(5.04)
Diluted net loss per share	$(3.30)	$(5.04)
(5)    Income Taxes
The Company maintains a valuation allowance for substantially all of its deferred tax assets. The valuation allowance is calculated in accordance with the provisions of the Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) Topic 740 “Income Taxes,” which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. In the event the Company’s expectations of future operating results change, the valuation allowance may need to be adjusted downward. As of March 31, 2016, the Company has no unreserved U.S. deferred tax assets.
The provision for the three months ended March 31, 2016 has been calculated based on the actual tax expense incurred for those periods. Given the current uncertainty in expected income generated in various foreign jurisdictions, where tax rates can vary greatly, the Company’s actual tax rate is the best estimate of year-to-date tax expense. The Company’s effective tax rates for the three months ended March 31, 2016 and 2015 were (0.8)% and (1.8)%, respectively. The Company’s effective tax rates for the three months ended March 31, 2016 was impacted by the change in valuation allowance related to operating losses for which the Company cannot currently recognize a tax benefit. The Company’s income tax expense for the three months ended March 31, 2016 of $0.3 million primarily relates to income from the Company’s non-U.S. businesses. This foreign tax expense has not been offset by the tax benefits on losses within the U.S. and other jurisdictions, from which the Company cannot currently benefit; therefore negatively impacting the Company’s effective tax rate.
The Company has approximately $1.3 million of unrecognized tax benefits and does not expect to recognize significant increases in unrecognized tax benefits during the next 12-month period. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense.
As of March 31, 2016, the Company’s U.S. federal tax returns for 2012 and subsequent years remain subject to examination by tax authorities. The Company is no longer subject to U.S. Internal Revenue Service (“IRS”) examination for periods prior to 2012, although carryforward attributes that were generated prior to 2012 may still be adjusted upon examination by the IRS if they either have been or will be used in an open year. In the Company’s foreign tax jurisdictions, tax returns for 2010 and subsequent years generally remain open to examination.
(6)    Litigation
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
The Company and WesternGeco each appealed the Final Judgment to the United States Court of Appeals for the Federal Circuit in Washington, D.C. On July 2, 2015, the Court of Appeals reversed in part the judgment, holding the district court erred by including lost profits in the Final Judgment. Lost profits were $93.4 million and prejudgment interest was approximately $10.9 million of the $123.8 million Final Judgment. Pre-judgment interest on the lost profits portion will be treated in the same way as the lost profits. Post-judgment interest will likewise be treated in the same fashion. On July 29, 2015, WesternGeco filed a petition for rehearing en banc before the Court of Appeals. On October 30, 2015 the Court of Appeals denied WesternGeco’s petition for rehearing en banc. On February 26, 2016, WesternGeco filed a petition for writ of certiorari by the Supreme Court. The Company filed its response on April 27, 2016. The Supreme Court has not yet indicated whether or not it will accept WesternGeco’s petition for review.
On May 4, 2016, after referral from the district court, a Magistrate Judge issued an order and report and recommendation in the litigation.  The order and report recommended entry of a final judgment against the Company on the royalty obligation plus interest, subject to final calculation upon entry of judgment, which is expected to be approximately $22 million and recommended the district court deny our motion to stay any obligation to pay the remaining $22 million that is not related to lost profits until after the Supreme Court rules on the lost profits claims in the case.  The Company will pursue all available objections and appeals to the order and report and recommendation.
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
Prior to the reduction in damages by the Court of Appeals, the Company arranged with sureties to post an appeal bond at the trial court. The appeal bond is uncollateralized, but the terms of the appeal bond arrangements provide the sureties the contractual right for as long as the bond is outstanding to require the Company to post cash collateral. The Company has received a request for $11 million in collateral and has exchanged correspondence with the sureties in connection with this request. The appeal bond will remain outstanding during the pendency of appeals.
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

(7)    Details of Selected Balance Sheet Accounts
Inventories

The following table is a summary of inventories (in thousands):	March 31, 2016	December 31, 2015
Raw materials and subassemblies	$35,286	$34,949
Work-in-process	9,352	8,478
Finished goods	12,851	13,769
Reserve for excess and obsolete inventories	(24,418)	(24,475)
Total	$33,071	$32,721
Other Long-term Liabilities

The following table is a summary of other long-term liabilities (in thousands):	March 31, 2016	December 31, 2015
Accrual for loss contingency related to legal proceedings (Footnote 6)	$22,000	$22,000
Deferred rents	13,478	13,394
Facility restructuring accrual	2,724	3,006
Deferred income tax liability	4,851	4,734
Other long-term liabilities	1,162	1,231
Total	$44,215	$44,365
(8)    Accumulated Other Comprehensive Loss
The following table is a summary of changes in accumulated other comprehensive loss by component (in thousands):

	Foreign currency translation adjustments	Total
Accumulated other comprehensive loss at December 31, 2015	$(14,781)	$(14,781)
Net current-period other comprehensive loss	(1,462)	(1,462)
Accumulated other comprehensive loss at March 31, 2016	$(16,243)	$(16,243)

(9)    Supplemental Cash Flow Information and Non-cash Activity
The following table is a summary of cash paid for Interest and Income taxes and non-cash items from investing and financing activities (in thousands):

	Three Months Ended March 31,
	2016	2015
Cash paid during the period for:
Interest	$154	$497
Income taxes (refunds)	(762)	5,041
Non-cash items from investing and financing activities:
Purchases of computer equipment financed through capital leases	—	1,178
Investment in multi-client data library financed through accounts payable	3,885	7,018
Purchases of property, plant, and equipment and seismic rental equipment financed through accounts payable	179	—
Transfer of inventory to property, plant, equipment and seismic rental equipment	—	8,485

(10)    Fair Value of Financial Instruments
Authoritative guidance on fair value measurements defines fair value, establishes a framework for measuring fair value and stipulates the related disclosure requirements. The Company follows a three-level hierarchy, prioritizing and defining the types of inputs used to measure fair value.
The carrying amounts of the Company’s long-term debt as of March 31, 2016 and December 31, 2015 were $181.3 million and $183.0 million, respectively, compared to its fair values of $93.8 million and $104.3 million as of March 31, 2016 and December 31, 2015, respectively. The fair value of the long-term debt was calculated using an active market price, based on Level 1 inputs defined as quoted prices for identical instruments in active markets. For additional information pertaining to our long-term debt, See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Exchange Offer” in Part II of this Form 10-Q.
Fair Value of Other Financial Instruments. Due to their highly liquid nature, the amount of the Company’s other financial instruments, including cash and cash equivalents, accounts and unbilled receivables, notes receivable, accounts payable, and accrued multi-client data library royalties, represent their approximate fair value.
(11)    Stockholder's Equity, Stock-based Compensation and Repurchase Plan
Stock Appreciation Rights
On March 1, 2016, the Company issued 1,210,000 Stock Appreciation Rights (“SARs”) awards to 15 individuals with an exercise price of $3.10. The vesting of these SARs is achieved through both a market condition and a service condition. The market condition is achieved, in part or in full, in the event that during the four-year period beginning on the date of grant the 20-day trailing volume-weighted average price of a share of common stock is (i) greater than 120% of the exercise price for the first 1/3 of the awards, (ii) greater than 125% of the exercise price for the second 1/3 of the awards and (iii) greater than 130% of the exercise price for the final 1/3 of the awards. The exercise condition restricts the ability of the holders to exercise awards until certain service milestones have been reached such that (i) no more than 1/3 of the awards may be exercised, if vested, on and after the first anniversary of the date of grant, (ii) no more than 2/3 of the awards may be exercised, if vested, on and after the second anniversary of the date of grant and (iii) all of the awards may be exercised, if vested, on and after the third anniversary of the date of grant. For the three months ended March 31, 2016, the Company recorded $0.1 million of share-based compensation expense attributable to SAR awards.
Pursuant to ASC 718, “Compensation – Stock Compensation,” the SARs are considered liability awards and as such, these amounts are accrued in the liability section of the balance sheet. The Company calculated the fair value of each SAR award on the date of grant using a Monte Carlo simulation model. The following assumptions were used:

March 1, 2016
Risk-free interest rates	1.81%
Expected lives (in years)	4.0
Expected dividend yield	—%
Expected volatility	70.99%
Stock Repurchase Program
On November 4, 2015, the Company’s board of directors approved a stock repurchase program authorizing the Company to repurchase, from time to time from November 10, 2015, through November 10, 2017, up to $25 million in shares of the Company’s outstanding common stock. The stock repurchase program may be implemented through open market repurchases or privately negotiated transactions, at management’s discretion. The actual timing, number and value of shares repurchased under the program will be determined by management at its discretion and will depend on a number of factors, including the market price of the shares of the Company’s common stock and general market and economic conditions, applicable legal requirements and compliance with the terms of the Company’s outstanding indebtedness. The repurchase program does not obligate the Company to acquire any particular amount of common stock and may be modified or suspended at any time and could be terminated prior to completion. Since the program’s inception on November 10, 2015, through March 31, 2016, the Company had repurchased 451,792 shares of its common stock under the repurchase program at an average price per share of $6.54, and the Company has approximately $22.0 million of remaining authorized capacity available pursuant to the repurchase program. The number of shares repurchased and the average price per repurchased share have been retroactively adjusted to reflect the one-for-fifteen reverse stock split completed on February 4, 2016. On March 31, 2016, the closing sale price for the Company’s common stock was $8.08 on the NYSE.

(12)    Related Party Transactions
BGP Inc. (“BGP”) owned approximately 15.0% of the Company’s outstanding common stock as of March 31, 2016. For the three months ended March 31, 2016 and 2015, the Company recorded revenues from BGP of $1.0 million and $2.9 million, respectively. Total receivables from BGP were $1.1 million at March 31, 2016.
(13)    Recent Accounting Pronouncements
Revenue Recognition — In May 2014, the FASB and the International Accounting Standards Board (“IASB”) jointly issued new accounting guidance for recognition of revenue. This new guidance replaces virtually all existing U.S. GAAP and IFRS guidance on revenue recognition.
On July 9, 2015, the FASB voted to defer the effective date for its new revenue standard for public and nonpublic entities reporting under U.S. GAAP by one year. As a result, the new guidance is now effective for fiscal years beginning after December 15, 2017. This new guidance applies to all periods presented. Therefore, when the Company issues its financial statements on Forms 10-Q and 10-K for periods included in its year ended December 31, 2018, its comparative periods that are presented from the years ended December 31, 2016 and 2017 must be retrospectively presented in compliance with this new guidance. The new guidance requires companies to make more estimates and use more judgment than under current accounting guidance. Public entities will be permitted to adopt the standard as early as the original public entity effective date (i.e., annual reporting periods beginning after December 15, 2016 and interim periods therein). Early adoption prior to that date will not be permitted.
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
In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting," that will change how companies account for certain aspects of share-based payments to employees. Entities will be required to recognize the income tax effects of awards in the statement of income when the awards vest or are settled, the guidance on employers’ accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation and for forfeitures is changing and the update requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. The amendments in this update will be effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. We are evaluating the effect of ASU 2016-09 on our consolidated financial statements.

(14) Acquisition of In-process Research and Development

In March 2016, the Company acquired Global Dynamics Incorporated, an Ontario-based company that designs and develops marine towing systems and equipment, including its proprietary SailWings technology. SailWings configurations are designed to optimize towed source arrays and augment towed streamer deployment systems, and yield significantly less drag, faster towing, improved fuel efficiency, and safer operations through their flexible and smaller footprint.
The Company acquired the SailWings technology (in-process R&D) for a one-time expenditure of $1.0 million, which was recorded as a research, development and engineering expense within operating expenses. The acquisition agreement also contemplates potential future earn-outs of up to $2.3 million for successful commercialization of this technology over the next ten years.

(15)    Condensed Consolidating Financial Information
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
This condensed consolidating financial information should be read in conjunction with the accompanying consolidated financial statements and footnotes. For additional information pertaining to the Notes, See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources Exchange Offer” in Part II of this Form 10-Q.

	March 31, 2016
Balance Sheet	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$27,097	$—	$49,573	$—	$76,670
Accounts receivable, net	—	8,766	6,291	—	15,057
Unbilled receivables	—	15,210	2,520	—	17,730
Inventories	—	11,151	21,920	—	33,071
Prepaid expenses and other current assets	4,974	1,358	7,392	—	13,724
Total current assets	32,071	36,485	87,696	—	156,252
Property, plant, equipment and seismic rental equipment, net	3,014	18,251	44,520	—	65,785
Multi-client data library, net	—	111,669	11,912	—	123,581
Investment in subsidiaries	662,527	234,871	—	(897,398)	—
Goodwill	—	—	25,595	—	25,595
Intangible assets, net	—	4,144	237	—	4,381
Intercompany receivables	260,669	—	—	(260,669)	—
Other assets	2,584	146	299	—	3,029
Total assets	$960,865	$405,566	$170,259	$(1,158,067)	$378,623
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$26,168	$6,083	$682	$—	$32,933
Accounts payable	1,830	12,738	6,339	—	20,907
Accrued expenses	12,382	9,635	6,984	—	29,001
Accrued multi-client data library royalties	—	21,738	52	—	21,790
Deferred revenue	—	3,660	2,361	—	6,021
Total current liabilities	40,380	53,854	16,418	—	110,652
Long-term debt, net of current maturities	146,090	2,320	—	—	148,410
Intercompany payables	698,609	64,775	195,894	(959,278)	—
Other long-term liabilities	502	33,331	10,382	—	44,215
Total liabilities	885,581	154,280	222,694	(959,278)	303,277
Redeemable noncontrolling interest	—	—	—	—	—
Equity:
Common stock	106	290,460	19,138	(309,598)	106
Additional paid-in capital	895,481	180,700	232,590	(413,290)	895,481
Accumulated earnings (deficit)	(794,545)	211,427	(25,084)	(186,343)	(794,545)
Accumulated other comprehensive income (loss)	(16,243)	6,056	(17,888)	11,832	(16,243)
Due from ION Geophysical Corporation	—	(437,357)	(261,253)	698,610	—
Treasury stock	(9,515)	—	—	—	(9,515)
Total stockholders’ equity	75,284	251,286	(52,497)	(198,789)	75,284
Noncontrolling interests	—	—	62	—	62
Total equity	75,284	251,286	(52,435)	(198,789)	75,346
Total liabilities and equity	$960,865	$405,566	$170,259	$(1,158,067)	$378,623

	December 31, 2015
Balance Sheet	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$33,734	$—	$51,199	$—	$84,933
Accounts receivable, net	—	35,133	9,232	—	44,365
Unbilled receivables	—	19,046	891	—	19,937
Inventories	—	10,939	21,782	—	32,721
Prepaid expenses and other current assets	5,435	1,458	7,914	—	14,807
Total current assets	39,169	66,576	91,018	—	196,763
Property, plant, equipment and seismic rental equipment, net	4,521	21,072	46,434	—	72,027
Multi-client data library, net	—	120,550	11,687	—	132,237
Investment in subsidiaries	680,508	243,319	—	(923,827)	—
Goodwill	—	—	26,274	—	26,274
Intangible assets, net	—	4,523	287	—	4,810
Intercompany receivables	75,641	—	—	(75,641)	—
Other assets	1,724	146	1,107	—	2,977
Total assets	$801,563	$456,186	$176,807	$(999,468)	$435,088
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$486	$6,856	$570	$—	$7,912
Accounts payable	2,086	19,839	7,874	—	29,799
Accrued expenses	11,199	16,200	6,888	—	34,287
Accrued multi-client data library royalties	—	25,045	—	—	25,045
Deferred revenue	—	5,071	1,489	—	6,560
Total current liabilities	13,771	73,011	16,821	—	103,603
Long-term debt, net of current maturities	171,672	3,408	—	—	175,080
Intercompany payables	503,621	68,286	7,355	(579,262)	—
Other long-term liabilities	540	33,305	10,520	—	44,365
Total liabilities	689,604	178,010	34,696	(579,262)	323,048
Equity:
Common stock	107	290,460	19,138	(309,598)	107
Additional paid-in capital	894,715	180,700	234,234	(414,934)	894,715
Accumulated earnings (deficit)	(759,531)	231,208	(21,729)	(209,479)	(759,531)
Accumulated other comprehensive income (loss)	(14,781)	4,420	(14,604)	10,184	(14,781)
Due from ION Geophysical Corporation	—	(428,612)	(75,009)	503,621	—
Treasury stock	(8,551)	—	—	—	(8,551)
Total stockholders’ equity	111,959	278,176	142,030	(420,206)	111,959
Noncontrolling interests	—	—	81	—	81
Total equity	111,959	278,176	142,111	(420,206)	112,040
Total liabilities and equity	$801,563	$456,186	$176,807	$(999,468)	$435,088

	Three Months Ended March 31, 2016
Income Statement	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Net revenues	$—	$11,162	$11,501	$2	$22,665
Cost of sales	—	21,427	10,166	2	31,595
Gross profit (loss)	—	(10,265)	1,335	—	(8,930)
Total operating expenses	7,411	7,816	5,972	—	21,199
Loss from operations	(7,411)	(18,081)	(4,637)	—	(30,129)
Interest expense, net	(4,693)	(70)	29	—	(4,734)
Intercompany interest, net	232	(1,017)	785	—	—
Equity in losses of investments	(23,135)	(1,808)	—	24,943	—
Other income (expense)	26	(359)	453	—	120
Net loss before income taxes	(34,981)	(21,335)	(3,370)	24,943	(34,743)
Income tax expense	33	253	7	—	293
Net loss	(35,014)	(21,588)	(3,377)	24,943	(35,036)
Net loss attributable to noncontrolling interests	—	—	—	22	22
Net loss attributable to ION	(35,014)	(21,588)	(3,377)	24,965	(35,014)
Comprehensive net loss	$(36,498)	$(21,588)	$(4,839)	$26,427	$(36,498)
Comprehensive loss attributable to noncontrolling interest	—	—	22	—	22
Comprehensive net loss attributable to ION	$(36,498)	$(21,588)	$(4,817)	$26,427	$(36,476)

	Three Months Ended March 31, 2015
Income Statement	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Net revenues	$—	$18,849	$22,135	$(406)	$40,578
Cost of sales	—	24,775	31,997	(406)	56,366
Gross loss	—	(5,926)	(9,862)	—	(15,788)
Total operating expenses	7,916	13,080	9,905	—	30,901
Loss from operations	(7,916)	(19,006)	(19,767)	—	(46,689)
Interest expense, net	(4,551)	(72)	(2)	—	(4,625)
Intercompany interest, net	139	(657)	518	—	—
Equity in losses of investments	(42,857)	(18,922)	—	61,779	—
Other income (expense)	(29)	15	(3,205)	—	(3,219)
Net loss before income taxes	(55,214)	(38,642)	(22,456)	61,779	(54,533)
Income tax expense	50	51	882	—	983
Net loss	(55,264)	(38,693)	(23,338)	61,779	(55,516)
Net loss attributable to noncontrolling interests	—	—	252	—	252
Net loss attributable to ION	(55,264)	(38,693)	(23,086)	61,779	(55,264)
Comprehensive net loss	$(56,609)	$(40,053)	$(24,698)	$64,499	$(56,861)
Comprehensive loss attributable to noncontrolling interest	—	—	252	—	252
Comprehensive net loss attributable to ION	$(56,609)	$(40,053)	$(24,446)	$64,499	$(56,609)

	Three Months Ended March 31, 2016
Statement of Cash Flows	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Total Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(8,953)	$(3,804)	$15,236	$2,479
Cash flows from investing activities:
Cash invested in multi-client data library	—	(6,327)	—	(6,327)
Purchase of property, plant, equipment and seismic rental equipment	—	(266)	—	(266)
Net cash used in investing activities	—	(6,593)	—	(6,593)
Cash flows from financing activities:
Payments under revolving line of credit	(964)	—	—	(964)
Payments on notes payable and long-term debt	(167)	(1,859)	(186)	(2,212)
Costs associated with issuance of debt	(1,315)	—	—	(1,315)
Intercompany lending	4,749	12,256	(17,005)	—
Other financing activities	13	—	—	13
Net cash provided by (used in) financing activities	2,316	10,397	(17,191)	(4,478)
Effect of change in foreign currency exchange rates on cash and cash equivalents	—	—	329	329
Net decrease in cash and cash equivalents	(6,637)	—	(1,626)	(8,263)
Cash and cash equivalents at beginning of period	33,734	—	51,199	84,933
Cash and cash equivalents at end of period	$27,097	$—	$49,573	$76,670

	Three Months Ended March 31, 2015
Statement of Cash Flows	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Total Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(62,480)	$41,328	$14,446	$(6,706)
Cash flows from investing activities:
Investment in multi-client data library	—	(9,055)	(33)	(9,088)
Purchase of property, plant, equipment and seismic rental equipment	(329)	(1,133)	(10,532)	(11,994)
Other investing activities	—	257	—	257
Net cash used in investing activities	(329)	(9,931)	(10,565)	(20,825)
Cash flows from financing activities:
Payments on notes payable and long-term debt	—	(1,725)	(341)	(2,066)
Intercompany lending	26,968	(29,672)	2,704	—
Other financing activities	31	—	—	31
Net cash provided by (used in) financing activities	26,999	(31,397)	2,363	(2,035)
Effect of change in foreign currency exchange rates on cash and cash equivalents	—	—	396	396
Net increase (decrease) in cash and cash equivalents	(35,810)	—	6,640	(29,170)
Cash and cash equivalents at beginning of period	109,514	—	64,094	173,608
Cash and cash equivalents at end of period	$73,704	$—	$70,734	$144,438

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
Our Business
In this Form 10-Q, “ION Geophysical,” “ION,” “the company” (or, “the Company”), “we,” “our,” “ours” and “us” refer to ION Geophysical Corporation and its consolidated subsidiaries, except where the context otherwise requires or as otherwise indicated.
The information contained in this Quarterly Report on Form 10-Q contains references to trademarks, service marks and registered marks of ION and our subsidiaries, as indicated. Except where stated otherwise or unless the context otherwise requires, the terms “DigiFIN,” “VectorSeis,” “Orca,” “GATOR,” “Calypso,” and “WiBand,” refer to DigiFIN®, VECTORSEIS®, ORCA®, GATOR®, Calypso® and WiBand® registered marks owned by ION or INOVA Geophysical, and the terms “VSO,” “Narwhal,” “Marlin” and “MexicoSPAN” refer to VSO™, Narwhal™, Marlin™ and MexicoSPAN™ trademarks and service marks owned by ION.
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
We provide our services and products through four business segments – Solutions, Systems, Software and Ocean Bottom Services. Our Ocean Bottom Services segment is comprised of OceanGeo, in which we increased our ownership to 100% in 2014. In addition, we have a 49% ownership interest in our INOVA Geophysical Equipment Limited joint venture (“INOVA Geophysical,” or “INOVA”). As of December 31, 2014, we wrote down our investment in INOVA Geophysical to zero, and therefore no longer record our share of losses in the joint venture. For details of our suspension of recording equity method losses, see Footnote 2 “Segment Information” of Footnotes to Consolidated Financial Statements.
For decades, we have been engaged in providing innovative seismic data acquisition technology, such as full-wave imaging capability with VectorSeis products, the ability to record seismic data from basins that underlie ice fields in polar regions, and cableless seismic techniques. The advanced technologies we currently offer include our Orca and Gator command and control software systems, WiBand broadband data processing technology, Calypso OBS acquisition system, Narwhal ice management system, and other technologies, each of which is designed to deliver improvements in both image quality and productivity. In 2015, we introduced our new Marlin solution for optimizing simultaneous operations during marine seismic data acquisition. We have approximately 500 patents and pending patent applications in various countries around the world. Approximately 51% of our employees are involved in technical roles and over 26% of our employees have advanced degrees.
Solutions. Our Solutions business provides two distinct service activities that often work together.
Our Ventures services are designed to manage the entire seismic process, from survey planning and design to data acquisition and management, to final subsurface imaging and reservoir characterization. Our Ventures group focuses on the technologically intensive components of the image development process, such as survey planning and design, and data processing and interpretation, outsourcing the logistics components (such as field acquisition) to experienced seismic and other geophysical contractors.
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

Our Solutions business focuses on providing services for challenging environments, such as the Arctic frontier; complex and hard-to-image geologies, such as deepwater subsurface salt formations in the Gulf of Mexico and offshore West Africa and Brazil; unconventional reservoirs, such as those found in shale, tight gas and oil sands formations; and offshore basin-wide seismic data and imaging programs. Since 2002, our basin exploration seismic data programs have resulted in a substantial data library that covers significant portions of many of the frontier basins in the world, including offshore East and West Africa, India, South America, the Arctic, the deepwater Gulf of Mexico and Australia. In addition, GXT performs significant data processing and imaging services under contracts with customers in Mexico.
Our E&P Advisors group partners with E&P operators, energy industries and capital institutions to capture and monetize E&P opportunities worldwide. This group provides technical, commercial and strategic advice across the E&P value chain, working at basin, prospect and field scales.
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
Systems. Our Systems business is engaged in the manufacture and repairs of (i) re-deployable ocean bottom cable seismic data acquisition systems and shipboard recorders (for OceanGeo’s use in OBS data acquisition); (ii) marine towed streamer positioning and control systems; and (iii) analog geophone sensors.
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
In the past few years, crude oil prices have been volatile due to global economic uncertainties. Significant downward crude oil price volatility began early in the fourth quarter of 2014 and prices declined through the first quarter of 2015, followed by a partial recovery during the second quarter of 2015. Oil prices continued to decline from the third quarter of 2015 through the first quarter of 2016, before rising to its highest level since November 2015 during April 2016. The material decrease in crude oil prices can be attributed principally to significant production growth in the U.S. shale plays and increases in production by Russia and certain members of the Organization of Petroleum Exporting Countries (“OPEC”) such as Saudi Arabia, Iran and Iraq. Other factors include the strengthening of the U.S. dollar relative to other foreign currencies and ongoing resistance to an agreement to cut or freeze production, offset somewhat by modest increases in global oil demand. After a period of decline in the first quarter of 2016, oil and gas prices experienced a small rebound late in the quarter as output began to fall and Iran’s return to the world markets was less than expected. These events may indicate that oil prices may have bottomed out due to utilization of existing reserves and slowing production relative to growing demand. The average prices for West Texas Intermediate (“WTI”) and Intercontinental Exchange Brent (“Brent”) crude oil decreased to an average of $33 per barrel and $34 per barrel, respectively, in the first quarter 2016 from an average of $49 per barrel and $52 per barrel, respectively, for the full year 2015. These data points compare to an average price of $101 per barrel and $109 per barrel, respectively, in the first nine months of 2014.

Given the historical volatility of crude prices, there remains a risk that prices could remain low or continue to deteriorate due to high levels of domestic and OPEC crude oil production, slowing growth rates in various global regions and/or the potential for ongoing supply/demand imbalances. Alternatively, if the global supply of oil were to decrease due to reduced capital investment by our E&P customers or government instability in a major oil-producing nation and energy demand continues to increase in the U.S. and countries such as China and India, a recovery in WTI and Brent crude oil prices could occur. Regardless of the driver, crude oil price improvements will not occur without a rebalancing of global supply and demand, the timing of which is difficult to predict. If commodity prices do not improve or if they decline further, demand for our services and products could continue to decline.
Prices for natural gas in the U.S. averaged $1.99 per mmBtu in the first quarter of 2016 compared to $2.62 per mmBtu for the full year 2015 and $4.57 per mmBtu in the first nine months of 2014. Natural gas prices declined due to strong production and a mild winter this year as compared to last year resulting in significant increases in natural gas inventories in the U.S. during 2015. Customer spending in the natural gas shale plays has been limited due to associated gas being produced from unconventional oil wells in North America. As a result of natural gas production growth outpacing demand in the U.S., natural gas prices continue to be weak relative to prices experienced from 2006 through 2008 and are expected to remain below levels considered economical for new investments in numerous natural gas fields. For the first quarter of 2016, natural gas inventories ended this winter withdrawal season at a near record high of 2,478 Bcf, however, U.S. producers removed another 106 rigs from service in February bringing the total rig count to 76% below the peak in the fourth quarter of 2014. If natural gas production continues to surpass U.S. natural gas demand, prices could remain constrained for an extended period.
Impact to Our Business
During 2015, E&P capital expenditures remained low as budgets were approximately 25% lower than the previous year, and E&P capital expenditure budgets for 2016 are expected to decrease an additional 25% to 30% as a result of the steep oil price decline that began in the fourth quarter of 2014. These declines in capital expenditure budgets are the first back-to-back declines of this magnitude since the 1980s. Certain E&P companies are evaluating near-term oil prices, and how these prices will affect their return on new and existing projects before committing to spend substantial sums from their capital expenditure budgets. We believe E&P companies perceive projects with a longer time to payback, or profitability, as less attractive in the short-term. E&P companies have announced their intention to protect dividend payments even if that means reducing capital expenditures. Therefore, E&P companies are increasingly likely to reduce capital expenditures for projects in the early stages, or exploration phase, of the E&P lifecycle compared to prior years. In low oil price environments, oil companies tend to prioritize production-related activities and existing assets over exploration, and disproportionately cut spending on seismic services and products, which has a negative impact on the overall entire seismic industry, including our Company.
The sustained reduction in exploration spending has had a significant impact on our results of operations for the first quarter of 2016 in all of our segments. In our Solutions segment, we have seen continued softness in customer underwriting of our new venture programs and reductions in our data processing business. We continue to maintain high standards for underwriting new projects, and have delayed certain new venture programs accordingly. We invested $6.3 million in our multi-client data library during the first quarter of 2016, compared to $9.1 million in the same period in 2015.
Our business has traditionally been seasonal, with the strongest demand for our services and products often in the fourth quarter of our fiscal year. As of March 31, 2016, our Solutions segment backlog, which consists of commitments for (i) data processing work and (ii) both multi-client new venture projects and proprietary projects by our Ventures group underwritten by our customers, was $20.9 million, compared with backlog of $46.7 million at December 31, 2015 and $49.9 million at March 31, 2015. As a result of the weakness in exploration spending by E&P companies, our backlog over the last four quarters has been lower than historical levels and first quarter of 2016 backlog decreased as a result of MexicoSPAN nearing completion of the data processing phase. We anticipate that the majority of our current backlog will be recognized as revenue in the remainder of 2016 and early 2017. We now expect our full year investment in our multi-client data library to be in the range of $15 to $25 million in 2016.
In the first quarter of 2016, our OBS segment continued to be affected by potential E&P customers delaying or canceling decisions to commit capital to OBS projects, causing our vessels to remain idle. As communicated previously, we have taken actions within our OBS business to minimize costs, while maintaining our ocean bottom capabilities. We have cold-stacked the chartered vessels and our crew and have taken other actions to minimize the fixed costs associated with our OBS business. Despite the extended market downturn and uncertainty, we see significant long-term potential for OceanGeo and our technologies to improve ocean bottom survey productivity, and we expect long-term demand for ocean bottom production surveys (4D) to increase. We are about to begin mobilizing our ocean bottom vessels and crew to conduct an OBS survey offshore Nigeria. A letter of commitment for the project has been issued by an international oil company, and we expect the contract to be finalized within the next few weeks. We expect to begin acquiring data in late June or early July, 2016, and to complete full demobilization by late in the third quarter 2016. We believe that our technology is well suited for additional opportunities in Nigeria and West Africa, and we continue to pursue active tenders and leads for projects in the area.

Our traditional seismic contractor customers are also experiencing weakened demand due to the reduction in seismic spending by their customers. Since early 2014, seismic contractors have taken 24 seismic vessels, or about 20% of the fleet, out of the market. As a result, our Systems segment continued to experience weak year-over-year sales as our revenues fell due to lower demand for spare parts and repairs.
The marine seismic vessel market contraction has also negatively impacted the vessel software market. Our Software segment net revenues decreased for the first quarter of 2016 compared to the same period of 2015, primarily driven by reduced sales of Orca software licenses.
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
Cost Reduction Initiatives
In April, 2016, we implemented additional cost saving initiatives by reducing our current workforce by over 12%. Additional reductions were needed to further streamline our organization and rightsize our company to bring it in line with our current revenue stream, while maintaining the necessary core capabilities to continue our operations and strategic initiatives. These additional reductions are expected to result in approximately $15 million of annualized savings, (an estimated $9 million in 2016), in addition to the $80 million of expected annual savings from prior cost reduction initiatives. We expect to begin realizing the vast majority of these savings in the third quarter of this year.
WesternGeco Litigation
On July 2, 2015, the United States Court of Appeals for the Federal Circuit in Washington, D.C. reversed in part the district court’s judgment, holding the district court erred by including lost profits in the Final Judgment. Lost profits were $93.4 million and prejudgment interest was approximately $10.9 million of the $123.8 million Final Judgment. Pre-judgment interest on the lost profits portion will be treated in the same way as the lost profits. Post-judgment interest will likewise be treated in the same fashion. On July 29, 2015, WesternGeco filed a petition for rehearing en banc before the Court of Appeals. On October 30, 2015 the Court of Appeals denied WesternGeco’s petition for rehearing en banc. On February 26, 2016, WesternGeco filed a petition for writ of certiorari by the Supreme Court. We filed our response on April 27, 2016. The Supreme Court has not yet indicated whether or not it will accept WesternGeco’s petition for review.
On May 4, 2016, after referral from the district court, a Magistrate Judge issued an order and report and recommendation in the litigation.  The order and report recommended entry of a final judgment against us on the royalty obligation plus interest, subject to final calculation upon entry of judgment, which is expected to be approximately $22 million and recommended the district court deny our motion to stay any obligation to pay the remaining $22 million that is not related to lost profits until after the Supreme Court rules on the lost profits claims in the case.  We will pursue all available objections and appeals to the order and report and recommendation.
As a result of the reversal by the Court of Appeals, as of June 30, 2015, we have reduced our prior loss contingency accrual by approximately $102 million, resulting in a current loss contingency accrual of $22 million. Prior to the reduction in damages by the Court of Appeals, we arranged with sureties to post an appeal bond at the trial court. The appeal bond is uncollateralized, but the terms of the appeal bond arrangements provide the sureties the contractual right for as long as the bond is outstanding to require us to post cash collateral. We have received a request for $11 million in collateral and have exchanged correspondence with the sureties in connection with this request. The appeal bond will remain outstanding during the pendency of appeals. See Footnote 6 “Litigation” of Footnotes to Consolidated Financial Statements.
Exchange Offer

On April 28, 2016, we successfully completed an exchange offer (the “Exchange Offer”) and consent solicitation (the “Consent Solicitation”) related to the Third Lien Notes. The Company did not receive any cash proceeds in connection with the Exchange Offer and Consent Solicitation.
Under the terms of the Exchange Offer, for each $1,000 principal amount of Third Lien Notes validly tendered for exchange and not validly withdrawn by an eligible holder (an “Exchange Participant”) prior to 11:59 P.M., New York City time, on April 25, 2016, and accepted for exchange by us, we offered the consideration (the “Exchange Consideration”) of (i) $1,000 principal amount of our new 9.125% Senior Secured Second Priority Notes due 2021 (the “Second Lien Notes” and collectively with the Third Lien Notes, the “Notes”) plus (ii) either (a) for Third Lien Notes tendered at or prior to 4:59 P.M., New York City time, on Friday, April 15, 2016 (the “Extended Early Tender Deadline”), ten (10) shares of our common stock (the “Early Stock Consideration”), or (b) for Third Lien Notes tendered after the Extended Early Tender Deadline, seven (7) shares of our common stock (the “Stock Consideration”) (such shares issued as the Early Stock Consideration or the Stock Consideration, together with the Second Lien Notes, the “Exchange Securities”), upon the terms and subject to the conditions set forth in our confidential Offer to Exchange and related Consent and Letter of Transmittal, each dated March 28, 2016 (the “Offer Documents”).
As part of the Exchange Offer, each Exchange Participant had the opportunity to tender all or a portion of its Third Lien Notes for a cash payment in lieu of the Exchange Consideration upon the terms and subject to the conditions set forth in the Offer Documents (the “Cash Tender Option”). The aggregate amount of cash consideration that could be paid by us for tendered Third Lien Notes accepted for purchase pursuant to the Cash Tender Option was approximately $15.0 million plus accrued and unpaid interest to, but not including, the settlement date of the Exchange Offer (collectively, the “Cash Tender Cap”).
Concurrently with the Exchange Offer, we solicited consents from eligible holders to proposed amendments to the Third Lien Notes Indenture (the “Proposed Amendments”). The Proposed Amendments, among other things, provide for the release of the second priority security interest in the collateral securing the Third Lien Notes and the grant of a third priority security interest in the collateral, subordinate to liens securing all our senior and second priority indebtedness, including the Credit Facility (as defined below) and the Second Lien Notes, and eliminate substantially all of the restrictive covenants and certain events of default pertaining to the Third Lien Notes.
The Exchange Offer, including the Cash Tender Option, and the Consent Solicitation expired at 11:59 P.M., New York City time, on April 25, 2016. In total, we accepted for exchange approximately $146.5 million in aggregate principal amount of the Third Lien Notes, or approximately 83.72% of the $175.0 million outstanding aggregate principal amount of the Third Lien Notes, validly tendered and not withdrawn in the Exchange Offer. The Third Lien Notes validly tendered and not withdrawn in the Exchange Offer were accepted by us.
Because we received the necessary consents to effect the Proposed Amendments, any Third Lien Notes not validly tendered pursuant to the Exchange Offer remain outstanding and the holders are subject to the terms of the supplemental indenture implementing the Proposed Amendments. No consideration was paid to holders of Third Lien Notes in connection with the Consent Solicitation. After giving effect to the Exchange Offer and Consent Solicitation, the aggregate principal amount of the Third Lien Notes remaining outstanding was approximately $28.5 million as of April 28, 2016, and such Third Lien Notes are secured on a third priority basis subordinated to the liens securing all senior and second priority indebtedness of the Company, including under the Credit Facility and Second Lien Notes.
In exchange for approximately $120.6 million in aggregate principal amount of Third Lien Notes, we issued approximately $120.6 million aggregate principal amount of Second Lien Notes and 1,205,477shares of our common stock, including 1,204,980 shares issued as Early Stock Consideration and 497 shares issued as Stock Consideration. The Company utilized 508,464 of treasury shares towards the total 1,205,477 shares issued. The securities issued in the Exchange Offer were issued in reliance on an exemption from registration set forth in Section 4(a)(2) of the Securities Act. The Company received no cash consideration in exchange for the issuance of the Exchange Securities.
The Cash Tender Option was fully subscribed. Pursuant to the terms of the Exchange Offer, we accepted for purchase tendered Third Lien Notes at the lowest bid prices until the Cash Tender Cap was reached, subject to proration. In exchange for aggregate cash consideration totaling approximately $15.0 million, we purchased approximately $25.9 million in aggregate principal amount of Third Lien Notes. We also paid in cash accrued and unpaid interest on Third Lien Notes accepted for purchase in the Exchange Offer from the applicable last interest payment date to, but not including, April 28, 2016.

Key Financial Metrics
The table below provides an overview of key financial metrics for our company as a whole and our four business segments for the three months ended March 31, 2016, compared to the same period of 2015 (in thousands).

	Three Months Ended March 31,
	2016	2015
Net revenues:
Solutions:
New Venture	$3,306	$5,029
Data Library	4,272	2,137
Total multi-client revenues	7,578	7,166
Data Processing	5,440	11,833
Total	$13,018	$18,999
Systems:
Towed Streamer	$2,457	$5,165
Other	2,902	7,604
Total	$5,359	$12,769
Software:
Software Systems	$4,150	$7,729
Services	138	1,081
Total	$4,288	$8,810
Ocean Bottom Services	$—	$—
Total	$22,665	$40,578
Gross profit (loss):
Solutions	$(9,773)	$(10,392)
Systems	1,363	4,559
Software	2,526	5,590
Ocean Bottom Services	(3,046)	(15,545)
Total	$(8,930)	$(15,788)
Gross margin:
Solutions	(75)%	(55)%
Systems	25%	36%
Software	59%	63%
Ocean Bottom Services	—%	—%
Total	(39)%	(39)%
Income (loss) from operations:
Solutions	$(15,477)	$(21,778)
Systems	(2,509)	1,014
Software	996	3,335
Ocean Bottom Services	(4,214)	(17,559)
Corporate and other	(8,925)	(11,701)
Total	$(30,129)	$(46,689)
Operating margin:
Solutions	(119)%	(115)%
Systems	(47)%	8%
Software	23%	38%
Ocean Bottom Services	—%	—%
Corporate and other	(39)%	(29)%
Total	(133)%	(115)%
We intend that the following discussion of our financial condition and results of operations will provide information that will assist in understanding our consolidated financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes.

For a discussion of factors that could impact our future operating results and financial condition, see (i) Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, and (ii) Item 1A. “Risk Factors” in Part II of this Form 10-Q.
Results of Operations
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Our overall total net revenues of $22.7 million for the three months ended March 31, 2016 (the “Current Quarter”) decreased by $17.9 million, or (44)%, compared to total net revenues for the three months ended March 31, 2015 (the “Comparable Quarter”). Our overall gross loss percentage was (39)%, in both the Current and Comparable Quarters. For the Current Quarter, our loss from operations was $30.1 million, compared to loss from operations of $46.7 million for the Comparable Quarter.
Net loss for the Current Quarter was $35.0 million, or $(3.30) per share, compared to net loss of $55.3 million, or $(5.04) per share, for the Comparable Quarter. Excluding special items reported one year ago, the Company’s first quarter 2015 adjusted net loss was $51.5 million, or $(4.70) per share.
Net Revenues, Gross Profits and Gross Margins
Solutions — Net revenues for the Current Quarter decreased by $6.0 million, or (32)%, to $13.0 million, compared to $19.0 million for the Comparable Quarter. The decrease in revenues was primarily due to lower new ventures and data processing revenues primarily related to Pemex work awarded without executed contracts required to recognize revenue partially offset by increased sales of our data libraries in South America. Gross loss decreased by $0.6 million to $(9.8) million, representing a (75)% gross margin, compared to $(10.4) million, which represented a (55)% gross margin in the Comparable Quarter. The decrease in gross profit and margin was due to the decrease in revenues, as well as higher straight-line amortization and lower capitalized costs.
Systems — Net revenues for the Current Quarter decreased by $7.4 million, or (58)%, to $5.4 million, compared to $12.8 million for the Comparable Quarter. The decrease in revenues in the Current Quarter was principally due to reduced activity by seismic contractors as they have taken vessels out of service resulting in reduced demand for repairs and spare parts. Gross profit decreased by $3.2 million to $1.4 million, representing a 25% gross margin, for the Current Quarter, compared to $4.6 million, representing a 36% gross margin, for the Comparable Quarter. The decrease in gross profit and margin was the result of lower revenues and the change in the sales mix of products sold during the Current Quarter.
Software — Net revenues for the Current Quarter decreased $4.5 million, or (51)%, to $4.3 million, compared to $8.8 million for the Comparable Quarter. The decrease in revenues was due to a decrease in Orca licensing revenues as a result of a minimal run rate of vessels utilizing our command and control software and to a lesser extent the unfavorable impact of foreign currency exchange rates. Gross profit for the Current Quarter decreased $3.1 million to $2.5 million, compared to $5.6 million, for the Comparable Quarter. Gross margin of 59% in the Current Quarter decreased from the 63% gross margin in the Comparable Quarter primarily due to the decline in revenues in the Current Quarter.
Ocean Bottom Services — Net revenues were zero, for both the Current and Comparable Quarters. Gross loss for the Current Quarter was $3.0 million, compared to a gross loss of $15.5 million for the Comparable Quarter. OceanGeo did not record any revenues during the Current Quarter due to its vessels remaining idle while it attempts to secure a backlog of future orders.
Operating Expenses
Research, Development and Engineering — Research, development and engineering expense decreased $2.1 million, or (27)%, to $5.6 million, for the Current Quarter, compared to $7.7 million for the Comparable Quarter. During the current down-cycle in E&P exploration spending, we have been selective in spending on research and development (“R&D”) projects in order to reduce expenses without sacrificing our ability to develop our technologies, including a one-time spend of $1.0 million related to the acquisition of Sailwings (in-process R&D). As discussed above, despite the extended market downturn and uncertainty, we see significant long-term potential for OceanGeo and our technologies to improve ocean bottom survey productivity, and we expect long-term demand for ocean bottom production surveys (4D) to increase.
Marketing and Sales — Marketing and sales expense decreased $3.8 million, or (49)%, to $4.0 million, for the Current Quarter, compared to $7.8 million, for the Comparable Quarter. During the current down-cycle in oil and gas exploration spending, we have also reduced our payroll and marketing expenses.
General, Administrative and Other Operating Expenses — General, administrative and other operating expenses decreased $3.7 million, or (24)%, to $11.6 million, for the Current Quarter, compared to $15.3 million for the Comparable Quarter. This decrease was primarily related to reduced expenses in the Current Quarter due to restructuring actions taken in 2015.

Other Items
Interest Expense, net — Interest expense, net, was $4.7 million for the Current Quarter consistent with $4.6 million for the Comparable Quarter. Interest expense in both quarters is primarily related to the Notes. For additional information, please refer to “Liquidity and Capital Resources — Sources of Capital” below.
Income Tax Expense — Income tax expense for the Current Quarter was $0.3 million compared to $1.0 million for the Comparable Quarter. Our effective tax rates for the Current Quarter and Comparable Quarter were (0.8)% and (1.8)%, respectively. Income tax expense for the Current Quarter primarily relates to income from our non-U.S. businesses. The effective tax rate was negatively impacted by the change in valuation allowance related to operating losses for which we cannot currently recognize a tax benefit.
Other Income (Expense), Net — Other income for the Current Quarter was $0.1 million compared to other expense of $(3.2) million for the Comparable Quarter. This difference was primarily due to Facility Restructuring charges and higher foreign currency losses recorded in the Comparable Quarter.
The following table reflects the significant items of other income (expense), net as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Facility restructuring charges	—	(1,913)
Other income (expense), net	120	(1,306)
Total other income (expense), net	$120	$(3,219)

Liquidity and Capital Resources
Sources of Capital
As of March 31, 2016, we had $76.7 million of cash on hand and an undrawn borrowing base of $25.8 million under the Credit Facility. Our cash requirements include working capital requirements and cash required for our debt service payments, multi-client seismic data acquisition activities and capital expenditures. As of March 31, 2016, we had working capital of $45.6 million. Working capital requirements are primarily driven by our investment in our multi-client data library ($6.3 million in the Current Quarter) and, to a lesser extent, (i) our manufacture of OBS equipment to be used in our Ocean Bottom Services segment, and (ii) our inventory purchase obligations. Also, our headcount has traditionally been a significant driver of our working capital needs. Because a significant portion of our business is involved in the planning, processing and interpretation of seismic data services, one of our largest investments is in our employees, which involves cash expenditures for their salaries, bonuses, payroll taxes and related compensation expenses. As previously noted, since December 2014, we have reduced our workforce by over 50%, and reduced salaries by 10% for a majority of our employees and closed selected facilities. We expect these actions to result in annualized cash savings of approximately $80.0 million starting in the fourth quarter of 2015. In April, 2016, we implemented additional cost saving initiatives by reducing our current workforce by over 12%. Additional reductions were needed to further streamline our organization and rightsize our company to bring it in line with our current revenue stream, while maintaining the necessary core capabilities to continue our operations and strategic initiatives. These additional reductions are expected to result in approximately $15 million of annualized savings, (an estimated $9 million in 2016), in addition to the $80 million of expected annual savings from prior cost reduction initiatives. We expect to begin realizing the vast majority of these savings in the third quarter of this year.
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
Credit Facility, including Revolving Line of Credit-In August 2014, we and our material U.S. subsidiaries, GX Technology Corporation, ION Exploration Products (U.S.A.), Inc. and I/O Marine Systems, Inc. (collectively, the “Subsidiary Borrowers”) entered into a Revolving Credit and Security Agreement with PNC Bank, National Association (“PNC”), as agent (the “Original Credit Agreement”), which was amended by the First Amendment to Revolving Credit and Security Agreement in August 2015 (the “First Amendment”) and the Second Amendment to Revolving Credit and Security Agreement in April 2016 (the “Second Amendment”; the Original Credit Agreement, as amended by the First Amendment and the Second Amendment, the “Credit Facility”).

The Credit Facility is available to provide for the Borrowers’ general corporate needs, including working capital requirements, capital expenditures, surety deposits and acquisition financing. The maximum amount of the revolving line of credit under the Credit Facility is the lesser of $40.0 million and a monthly borrowing base (which may be recalculated more frequently under certain circumstances).
The borrowing base under the Credit Facility will increase or decrease monthly using a formula based on certain eligible receivables, eligible inventory and other amounts, including a percentage of the net orderly liquidation value of our multi-client data library (not to exceed $15.0 million for the multi-client data library data component). As of March 31, 2016, the borrowing base under the Credit Facility was $25.8 million, and there was no outstanding indebtedness under the Credit Facility.
The Credit Facility requires us to maintain compliance with various covenants. At March 31, 2016, we were in compliance with all of the covenants under the Credit Facility. For further information regarding our Credit Facility, see Footnote 3 “Long-term Debt” of Footnotes to Consolidated Financial Statements.

Senior Secured Notes

In May 2013, we sold $175.0 million aggregate principal amount of 8.125% Senior Secured Second-Priority Notes due 2018 (the “Third Lien Notes”) in a private offering pursuant to an indenture dated as of May 13, 2013 (the “Third Lien Notes Indenture”). Prior to the completion of the Exchange Offer and Consent Solicitation on April 28, 2016, the Third Lien Notes were our senior secured second-priority obligations. After giving effect to the Exchange Offer and Consent Solicitation, the remaining aggregate principal amount of approximately $28.5 million of outstanding Third Lien Notes became our senior secured third-priority obligations subordinated to the liens securing all of our senior and second priority indebtedness, including under the Credit Facility and Second Lien Notes.

Pursuant to the Exchange Offer and Consent Solicitation, we (i) issued approximately $120.6 million in aggregate principal amount of our new Second Lien Notes and 1,205,477 shares of common stock, (utilizing 508,464 of treasury shares) in exchange for approximately $120.6 million in aggregate principal amount of Third Lien Notes, and (ii) purchased approximately $25.9 million in aggregate principal amount of Third Lien Notes in exchange for aggregate cash consideration totaling approximately $15.0 million, plus accrued and unpaid interest on the Third Lien Notes from the applicable last interest payment date to, but not including, April 28, 2016.
After giving effect to the Exchange Offer and Consent Solicitation, the aggregate principal amount of the Third Lien Notes remaining outstanding was approximately $28.5 million and the aggregate principal amount of Second Lien Notes outstanding was approximately $120.6 million. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Exchange Offer” in Part II of this Form 10-Q.
The Third Lien Notes are guaranteed by our material U.S. subsidiaries, GX Technology Corporation, ION Exploration Products (U.S.A.), Inc. and I/O Marine Systems, Inc. (the “Guarantors”). The Third Lien Notes mature on May 15, 2018. Interest on the Third Lien Notes accrues at the rate of 8.125% per annum and is payable semiannually in arrears on May 15 and November 15 of each year during their term. In May 2014, the holders of the Third Lien Notes exchanged their Third Lien Notes for a like principal amount of registered Third Lien Notes with the same terms. For a complete discussion of the terms and security of the Third Lien Notes in effect prior to the completion of the Exchange Offer and Consent Solicitation on April 28, 2016, see Footnote 6 to the Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.
On or after May 15, 2015, we may on one or more occasions redeem all or a part of the Third Lien Notes at the redemption prices set forth below, plus accrued and unpaid interest and special interest, if any, on the Third Lien Notes redeemed during the twelve-month period beginning on May 15th of the years indicated below:

Date	Percentage
2015	104.063%
2016	102.031%
2017 and thereafter	100.000%
The Third Lien Notes Indenture requires us to maintain compliance with various covenants. At March 31, 2016, we were in compliance with all of the covenants under the Third Lien Notes Indenture. For further information regarding the Third Lien Notes, see Footnote 3 “Long-term Debt” of Footnotes to Unaudited Condensed Consolidated Financial Statements.

The Second Lien Notes are senior secured second-priority obligations guaranteed by the Guarantors. The Second Lien Notes mature on December 15, 2021. Interest on the Second Lien Notes accrues at the rate of 9.125% per annum and is payable semiannually in arrears on June 15 and December 15 of each year during their term, beginning June 15, 2016, except that the interest payment otherwise payable on June 15, 2021 will be payable on December 15, 2021.
The indenture dated April 28, 2016 governing the Second Lien Notes (the “Second Lien Notes Indenture”) contains certain covenants that, among other things, limits or prohibits our ability and the ability of our restricted subsidiaries to take certain actions or permit certain conditions to exist during the term of the Second Lien Notes, including among other things, incurring additional indebtedness, creating liens, paying dividends and making other distributions in respect of our capital stock, redeeming our capital stock, making investments or certain other restricted payments, selling certain kinds of assets, entering into transactions with affiliates, and effecting mergers or consolidations. These and other restrictive covenants contained in the Second Lien Notes Indenture are subject to certain exceptions and qualifications. All of our subsidiaries are currently restricted subsidiaries.
On or after December 15, 2019, we may on one or more occasions redeem all or a part of the Second Lien Notes at the redemption prices set forth below, plus accrued and unpaid interest and special interest, if any, on the Second Lien Notes redeemed during the twelve-month period beginning on December 15th of the years indicated below:

Date	Percentage
2019	105.500%
2020	103.500%
2021 and thereafter	100.000%
For additional information regarding the terms of the Third Lien Notes and related Third Lien Notes Indenture and intercreditor agreement in effect prior to the completion of the Exchange Offer, see our Current Report on Form 8-K filed with the SEC on May 13, 2013. For additional information regarding the terms and security of the Third Lien Notes after giving effect to the Exchange Offer and Consent Solicitation, the amendments to the Third Lien Notes Indenture, the terms and security of the Second Lien Notes, the Second Lien Notes Indenture and the related intercreditor agreement, see our Current Report on Form 8-K filed with the SEC on April 28, 2016.
Meeting our Liquidity Requirements
As of March 31, 2016, our total outstanding indebtedness (including capital lease obligations) was approximately $181.3 million, consisting of approximately $175.0 million outstanding Third Lien Notes, $8.1 million of equipment capital leases, and $1.2 million of other debt, partially offset ($3.0 million) of costs associated with issuance of debt. As of March 31, 2016, there was no outstanding indebtedness under our Credit Facility.
For the Current Quarter, total capital expenditures, including the investments in our multi-client data library, were $6.6 million. As discussed above, we began investing in MexicoSPAN early in the third quarter of 2015. This project is well funded by several of our major E&P customers. We expect investments in our multi-client data library this year to be in the range of $15.0 million to $25.0 million. Our full year investment in our multi-client data library has been significantly reduced in 2016 compared to 2015 due to the uncertainty in the E&P industry and their reduced capital expenditures budgets for 2016. In late April we completed our Exchange Offer, retiring approximately $25.9 million of our $175.0 million Third Lien Notes, using approximately $15.0 million of our cash. We believe that the consummation of the Exchange Offer will ultimately improve our liquidity position and give us more flexibility in how we invest cash into our businesses. See “Executive Summary – Macroeconomic Conditions” above.
Subject to a payment obligation in the amount of the loss contingency we have established with respect to our ongoing WesternGeco litigation (as discussed below), we believe that our existing cash balance, cash to be generated from operations through increased revenues expected in the second half of 2016 and our borrowing availability under our Credit Facility will be sufficient to meet our anticipated cash needs for at least the next 12 months. However as set forth below, a potential future requirement to satisfy a payment obligation with respect to the WesternGeco litigation in excess of our loss contingency accrual could have a material adverse effect on our liquidity and, as a result, our business, financial condition and results of operations.

Loss Contingency – WesternGeco Lawsuit
As of March 31, 2016, we have a loss contingency of $22 million accrued related to the legal proceedings with WesternGeco. As described at Part II, Item 1. “Legal Proceedings,” there are possible scenarios involving an outcome in the WesternGeco lawsuit that could materially and adversely affect our liquidity. Prior to the reduction in damages by the Court of Appeals, we arranged with sureties to post an appeal bond at the trial court. The appeal bond is uncollateralized, but the terms of the appeal bond arrangements provide the sureties the contractual right for as long as the bond is outstanding to require us to post cash collateral. We have received a request for $11 million in collateral and have exchanged correspondence with the sureties in connection with this request.
On May 4, 2016, after referral from the trial court, a Magistrate Judge issued an order and report and recommendation in the litigation.  The order and report recommended entry of a final judgment against us on the royalty obligation plus interest, subject to final calculation upon entry of judgment, which is expected to be approximately $22 million and recommended the district court deny our motion to stay any obligation to pay the remaining $22 million that is not related to lost profits until after the Supreme Court rules on the lost profits claims in the case.  We will pursue all available objections and appeals to the order and report and recommendation.
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
Cash Flow from Operations
In the Current Quarter, we generated $2.5 million of cash from operating activities compared to a net consumption of $6.7 million in the Comparable Quarter. The increase in cash from operations was due to improved operating results. Although revenues declined 44% as compared to prior year, the impact of our cost reduction measures helped reduce our net loss by 37% as compared to the prior year period. In addition, cash from operations received during the Current Quarter also benefited from collections of cash from our accounts receivable generated in the fourth quarter of 2015, partially offset by payments of accounts payable.
Cash Flow from Investing Activities
Cash used in investing activities was $6.6 million for the Current Quarter, compared to $20.8 million for the Comparable Quarter. The principal use of cash in our investing activities during the Current Quarter was $6.3 million cash invested in our multi-client data library and $0.3 million of capital expenditures on property, plant, equipment and seismic rental equipment.
The principal use of cash in our investing activities during the Comparable Quarter was $9.1 million cash invested in our multi-client data library, and $12.0 million for capital expenditures related to property, plant and equipment.
Cash Flow from Financing Activities
Net cash used in financing activities was $4.5 million for the Current Quarter, compared to $2.0 million of cash used in the Comparable Quarter. The primary use of cash in our financing activities during the Current Quarter was $2.2 million for payments on equipment capital leases, $1.3 million of debt issuance costs and $1.0 million of stock repurchases.
The net cash flow used in financing activities during the Comparable Quarter was primarily related to $2.1 million of payments of long-term debt.
Inflation and Seasonality
Inflation in recent years has not had a material effect on our costs of goods or labor, or the prices for our products or services. Traditionally, our business has been seasonal, with strongest demand often occurring in the fourth quarter of our fiscal year.
Critical Accounting Policies and Estimates
Refer to our Annual Report on Form 10-K for the year ended December 31, 2015 for a complete discussion of our significant accounting policies and estimates. There have been no material changes in the Current Quarter regarding our critical accounting policies and estimates. For discussion of recent accounting pronouncements, see Footnote 13 “Recent Accounting Pronouncements” of Footnotes to Unaudited Condensed Consolidated Financial Statements.

Foreign Sales Risks
The majority of our foreign sales are denominated in United States dollars. Product revenues are allocated to geographical locations on the basis of the ultimate destination of the equipment, if known. If the ultimate destination of such equipment is not known, product revenues are allocated to the geographical location of initial shipment. Service revenues, which primarily relate to our Ventures and Data Processing divisions, are allocated based upon the billing location of the customer. For the Current Quarter and Comparable Quarter, international sales comprised 77% and 72%, respectively, of total net revenues. The total percentage of sales from foreign countries increased in the Current Quarter compared to the Comparable Quarter due to our revenues in North America decreasing at a higher rate than the decrease in revenues that we experienced in the international markets.

The following table is a summary of net revenues by geographic area (in thousands):	Three Months Ended March 31,
	2016	2015
Net revenues by geographic area:
Europe	$7,201	$9,548
North America	5,203	$11,283
Asia Pacific	3,816	$6,784
Middle East	3,122	$4,258
Africa	1,742	$3,862
Latin America	1,237	$4,297
Other	344	$546
Total	22,665	$40,578
Credit Risks
At March 31, 2016, we had one customer, Pemex, with combined accounts and unbilled receivable balances greater than 10% of our total combined accounts and unbilled receivables balances. This customer’s receivable and unbilled balance represented 26%, of our net accounts receivable and unbilled receivables at March 31, 2016.
The loss of this customer or deterioration in our relationship with this customer could have a material adverse effect on our results of operations and financial condition.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion regarding our quantitative and qualitative disclosures about market risk. There have been no material changes to those disclosures during the Current Quarter.
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
Our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2016.
Changes in Internal Control over Financial Reporting. There was not any change in our internal control over financial reporting that occurred during the three months ended March 31, 2016, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We and WesternGeco each appealed the Final Judgment to the United States Court of Appeals for the Federal Circuit in Washington, D.C. On July 2, 2015, the Court of Appeals reversed in part the district court’s judgment, holding the district court erred by including lost profits in the Final Judgment. Lost profits were $93.4 million and prejudgment interest was approximately $10.9 million of the $123.8 million Final Judgment. Pre-judgment interest on the lost profits portion will be treated in the same way as the lost profits. Post-judgment interest will likewise be treated in the same fashion. On July 29, 2015, WesternGeco filed a petition for rehearing en banc before the Court of Appeals. On October 30, 2015 the Court of Appeals denied WesternGeco’s petition for rehearing en banc. On February 26, 2016, WesternGeco filed a petition for writ of certiorari by the Supreme Court. We filed our response on April 27, 2016. The Supreme Court has not yet indicated whether or not it will accept WesternGeco’s petition for review.
On May 4, 2016, after referral from the district court, a Magistrate Judge issued an order and report and recommendation in the litigation.  The order and report recommended entry of a final judgment against us on the royalty obligation plus interest, subject to final calculation upon entry of judgment, which is expected to be approximately $22 million and recommended the district court deny our motion to stay any obligation to pay the remaining $22 million that is not related to lost profits until after the Supreme Court rules on the lost profits claims in the case.  We will pursue all available objections and appeals to the order and report and recommendation.
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

Prior to the reduction in damages by the Court of Appeals, we arranged with sureties to post an appeal bond at the trial court. The appeal bond is uncollateralized, but the terms of the appeal bond arrangements provide the sureties the contractual right for as long as the bond is outstanding to require us to post cash collateral. We have received a request for $11 million in collateral and have exchanged correspondence with the sureties in connection with this request. The appeal bond will remain outstanding during the pendency of appeals.
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
Information regarding factors that may cause actual results to vary from our expectations, referred to as “risk factors,” appears in our Annual Report on Form 10-K for the year ended December 31, 2015 in Part I, Item 1A. “Risk Factors,” as previously filed with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) During the three months ended March 31, 2016, in connection with the vesting of (or lapse of restrictions on) shares of our restricted stock held by certain employees, we acquired shares of our common stock in satisfaction of tax withholding obligations that were incurred on the vesting date. The date of acquisition, number of shares and average effective acquisition price per share were as follows:

Period	(a) Total Number of Shares Acquired	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Program
January 1, 2016 to January 31, 2016	—	$—	Not applicable	Not applicable
February 1, 2016 to February 28, 2016	—	$—	Not applicable	Not applicable
March 1, 2016 to March 31, 2016	3,189	$3.10	Not applicable	Not applicable
Total	3,189	$3.10
On November 4, 2015, our board of directors approved a stock repurchase program authorizing us to repurchase, from time to time from November 10, 2015 through November 10, 2017, up to $25.0 million in shares of our outstanding common stock. The stock repurchase program may be implemented through open market repurchases or privately negotiated transactions, at management’s discretion. The actual timing, number and value of shares repurchased under the program will be determined by management at its discretion and will depend on a number of factors including the market price of the shares of our common stock and general market and economic conditions, applicable legal requirements and compliance with the terms of our outstanding indebtedness. The repurchase program does not obligate us to acquire any particular amount of common stock and may be modified or suspended at any time and could be terminated prior to completion. Since the program’s inception on November 10, 2015 through March 31, 2016, we had repurchased 451,792 shares our common stock under the repurchase program at an average price per share of $6.54, and we have approximately $22.0 million of remaining authorized capacity available pursuant to the repurchase program. The number of shares repurchased and the average price per repurchased share has been retroactively adjusted to reflect the one-for-fifteen reverse stock split completed on February 4, 2016. On March 31, 2016, the closing sale price for our common stock was $8.08 on the NYSE.
For additional information regarding the issuance and sale of unregistered securities pursuant to the exchange offer we completed on April 28, 2016, see our Current Report on Form 8-K filed with the SEC on April 28, 2016.
Item 5. Other Information
None.

Item 6. Exhibits

4.1
Indenture, dated as of April 28, 2016, among ION Geophysical Corporation, the subsidiary guarantors named therein, Wilmington Savings Fund Society, FSB, as trustee and collateral agent filed on April 28, 2016 as Exhibit 4.1 to the Company’s Current Report on Form 8-K and incorporated by reference.

4.2	Form of Second Lien Note (included in Exhibit 4.1).

4.3
First Supplemental Indenture, dated as of April 28, 2016, to the Indenture, dated May 13, 2013, among ION Geophysical Corporation, the subsidiary guarantors named therein, Wilmington Savings Fund Society, FSB, as trustee, and U.S. Bank National Association, as collateral agent, filed on April 28, 2016 as Exhibit 4.3 to the Company’s Current Report on Form 8-K and incorporated by reference.

10.1
Second Amendment to the Revolving Credit and Security Agreement, dated as of April 28, 2016, among ION Geophysical Corporation and the subsidiary co-borrowers named therein, as borrowers, the financial institutions party thereto, as lenders, and PNC Bank, National Association, as agent for the lenders, filed on April 28, 2016 as Exhibit 10.2 to the Company’s Current Report on Form 8-K and incorporated by reference.

10.2
Intercreditor Agreement, dated as of April 28, 2016, by and among PNC Bank, National Association, as first lien representative and first lien collateral agent for the first lien secured parties, and Wilmington Savings Fund Society, FSB, as second lien representative and second lien collateral agent for the second lien secured parties and as  third lien representative for the third lien secured parties, and U.S. Bank National Association as third lien collateral agent for the third lien secured parties and acknowledged and agreed to by ION Geophysical Corporation and the other grantors named therein, filed on April 28, 2016 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated by reference.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

101
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2016 and 2015, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, (v) Footnotes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ION GEOPHYSICAL CORPORATION

By	/s/ Steven A. Bate
Steven A. Bate
Executive Vice President and Chief Financial Officer
Date: May 5, 2016

EXHIBIT INDEX

Exhibit No.	Description
4.1
Indenture, dated as of April 28, 2016, among ION Geophysical Corporation, the subsidiary guarantors named therein, Wilmington Savings Fund Society, FSB, as trustee and collateral agent filed on April 28, 2016 as Exhibit 4.1 to the Company’s Current Report on Form 8-K and incorporated by reference.

4.2	Form of Second Lien Note (included in Exhibit 4.1).

4.3
First Supplemental Indenture, dated as of April 28, 2016, to the Indenture, dated May 13, 2013, among ION Geophysical Corporation, the subsidiary guarantors named therein, Wilmington Savings Fund Society, FSB, as trustee, and U.S. Bank National Association, as collateral agent, filed on April 28, 2016 as Exhibit 4.3 to the Company’s Current Report on Form 8-K and incorporated by reference.

10.1
Second Amendment to the Revolving Credit and Security Agreement, dated as of April 28, 2016, among ION Geophysical Corporation and the subsidiary co-borrowers named therein, as borrowers, the financial institutions party thereto, as lenders, and PNC Bank, National Association, as agent for the lenders, filed on April 28, 2016 as Exhibit 10.2 to the Company’s Current Report on Form 8-K and incorporated by reference.

10.2
Intercreditor Agreement, dated as of April 28, 2016, by and among PNC Bank, National Association, as first lien representative and first lien collateral agent for the first lien secured parties, and Wilmington Savings Fund Society, FSB, as second lien representative and second lien collateral agent for the second lien secured parties and as  third lien representative for the third lien secured parties, and U.S. Bank National Association as third lien collateral agent for the third lien secured parties and acknowledged and agreed to by ION Geophysical Corporation and the other grantors named therein, filed on April 28, 2016 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated by reference.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

101
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2016 and 2015, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, (v) Footnotes to Unaudited Condensed Consolidated Financial Statements.