Form 10-K/A
period 2015-12-31
ION GEOPHYSICAL CORP
filed 2016-06-27
CIK 866609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K/A
(Amendment No.2)
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

TABLE OF CONTENTS

Explanatory Note	4
PART IV	5
SIGNATURES	10
EXHIBIT INDEX	12
EX-23.3
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1

EXPLANATORY NOTE

This Amendment No. 2 to Annual Report on Form 10-K/A amends the Annual Report on Form 10-K for the year ended December 31, 2015 of ION Geophysical Corporation (“ION”), which was filed with the Securities and Exchange Commission (“SEC”) on February 11, 2016, as amended by that certain Amendment No. 1 on Form 10-K/A filed with the SEC on February 12, 2016 (“Amendment No. 1”). This Form 10-K/A is being filed for the purpose of providing separate financial statements of INOVA Geophysical Equipment Limited in accordance with Rule 3-09 of Regulation S-X. The INOVA Geophysical Equipment Limited (“INOVA Geophysical”) unaudited financial statements as of December 31, 2015, and for the year ended December 31, 2015, audited financial statements as of December 31, 2014, and for the year ended December 31, 2014, and unaudited financial statements as of December 31, 2013 and for the year ended December 31, 2013, and the Report of Independent Auditors, are filed as Exhibit 99.1 and are included as financial statement schedules in Item 15. “Exhibits and Financial Statement Schedules” of this Form 10-K/A. ION owns a noncontrolling equity interest (49%) in INOVA Geophysical, which ION accounts for under the equity method of accounting, and the financial statements of INOVA Geophysical as of and for the year ended December 31, 2015 were not available at the time that ION filed its Annual Report on Form 10-K in February 2016.
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
The consent of Grant Thornton for INOVA Geophysical Equipment Limited is also filed as an exhibit to this Amendment No. 2 to Annual Report on Form 10-K/A. In addition, this Form 10-K/A includes an updated exhibit index in respect thereof and certifications under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.
Except as described above, this Amendment No. 2 on Form 10-K/A is not intended to update or modify any other information presented in ION’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as originally filed and amended by Amendment No. 1. This Amendment No. 2 does not update or modify in any way the financial position, results of operations, cash flows or related disclosures in ION’s Annual Report on Form 10-K as amended by Amendment No. 1, and does not reflect events occurring after the Form 10-K’s original filing date of February 11, 2016. Accordingly, this Form 10-K/A should be read in conjunction with ION’s other filings made with the SEC subsequent to the filing of its Annual Report on Form 10-K for the year ended December 31, 2015.

Item 15. Exhibits and Financial Statement Schedules

(3) Exhibits

(a)	List of Documents Filed

	(1)	Financial Statements

The financial statements were previously filed with the Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 11, 2016.

	(2)	Financial Statement Schedules

The following financial statement schedule was previously filed with the Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 11, 2016.

Schedule II — Valuation and Qualifying Accounts

The following financial statement schedule is included in this Amendment No. 2 to Annual Report on Form 10-K/A pursuant to Rule 3-09 of Regulation S-K:

INOVA Geophysical Equipment Limited Financial Statements as of and for the periods ended December 31, 2015 (Unaudited), 2014 (Audited) and 2013 (Unaudited).

All other schedules are omitted because they are not applicable or the requested information is shown in the financial statements or noted therein.

	(3)	Exhibits

3.1	—	Restated Certificate of Incorporation dated September 24, 2007 filed on September 24, 2007 as Exhibit 3.4 to the Company’s Current Report on Form 8-K and incorporated herein by reference.
**3.2	—	Certificate of Amendment to the Restated Certificate of Incorporation of ION Geophysical Corporation dated February 2, 2016.
**3.3	—	Certificate of Amendment to the Restated Certificate of Incorporation of ION Geophysical Corporation dated February 4, 2016.
3.4	—	Amended and Restated Bylaws of ION Geophysical Corporation filed on September 24, 2007 as Exhibit 3.5 to the Company’s Current Report on Form 8-K and incorporated herein by reference.
3.5	—
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

***10.1	—
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

***10.4	—
Input/Output, Inc. Amended and Restated 1996 Non-Employee Director Stock Option Plan, filed on June 9, 1999 as Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-80299), and incorporated herein by reference.

***10.5	—
Amendment No. 1 to the Input/Output, Inc. Amended and Restated 1996 Non-Employee Director Stock Option Plan dated September 13, 1999 filed on November 14, 1999 as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999 and incorporated herein by reference.

***10.6	—
Input/Output, Inc. Employee Stock Purchase Plan, filed on March 28, 1997 as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (Registration No. 333-24125), and incorporated herein by reference.

***10.7	—
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

***10.9	—
Input/Output, Inc. 1998 Restricted Stock Plan dated as of June 1, 1998, filed on June 9, 1999 as Exhibit 4.7 to the Company’s Registration Statement on S-8 (Registration No. 333-80297), and incorporated herein by reference.

***10.10	—
Input/Output Inc. Non-qualified Deferred Compensation Plan, filed on April 1, 2002 as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

***10.11	—
Input/Output, Inc. 2000 Restricted Stock Plan, effective as of March 13, 2000, filed on August 17, 2000 as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2000, and incorporated herein by reference.

***10.12	—
Input/Output, Inc. 2000 Long-Term Incentive Plan, filed on November 6, 2000 as Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (Registration No. 333-49382), and incorporated by reference herein.

***10.13	—
Employment Agreement dated effective as of March 31, 2003, by and between the Company and Robert P. Peebler, filed on March 31, 2003 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference.

***10.14	—
First Amendment to Employment Agreement dated September 6, 2006, between Input/Output, Inc. and Robert P. Peebler, filed on September 7, 2006, as Exhibit 10.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

***10.15	—
Second Amendment to Employment Agreement dated February 16, 2007, between Input/Output, Inc. and Robert P. Peebler, filed on February 16, 2007 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

***10.16	—
Third Amendment to Employment Agreement dated as of August 20, 2007 between Input/Output, Inc. and Robert P. Peebler, filed on August 21, 2007 as Exhibit 10.2 to the Company’s Current Report on Form 8-K and incorporated herein by reference.

***10.17	—
Fourth Amendment to Employment Agreement, dated as of January 26, 2009, between ION Geophysical Corporation and Robert P. Peebler, filed on January 29, 2009 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference.

***10.18	—
Employment Agreement dated effective as of June 15, 2004, by and between the Company and David L. Roland, filed on August 9, 2004 as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, and incorporated herein by reference.

***10.19	—
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

***10.22	—
Form of Employment Inducement Stock Option Agreement for the Input/Output, Inc. - Concept Systems Employment Inducement Stock Option Program, filed on July 27, 2004 as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-117716), and incorporated herein by reference.

***10.23	—
Form of Employee Stock Option Award Agreement for ARAM Systems Employee Inducement Stock Option Program, filed on November 14, 2008 as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (Registration No. 333-155378) and incorporated herein by reference.

***10.24	—
Input/Output, Inc. 2003 Stock Option Plan, dated March 27, 2003, filed as Appendix B of the Company’s definitive proxy statement filed with the SEC on April 30, 2003, and incorporated herein by reference.

***10.25	—
Form of Employment Inducement Stock Option Agreement for the Input/Output, Inc. - GX Technology Corporation Employment Inducement Stock Option Program, filed on April 4, 2005 as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-123831), and incorporated herein by reference.

***10.26	—
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

***10.34	—
Fifth Amendment to Employment Agreement dated June 1, 2010, between ION Geophysical Corporation and Robert P. Peebler, filed on June 1, 2010 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

***10.35	—
Employment Agreement dated August 2, 2011, effective as of January 1, 2012, between ION Geophysical Corporation and R. Brian Hanson, filed on November 3, 2011 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, and incorporated herein by reference.

***10.36	—
Employment Agreement dated effective as of November 28, 2011, between ION Geophysical Corporation and Gregory J. Heinlein, filed on December 1, 2011 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

***10.37	—	First Amendment to Credit Agreement and Loan Documents dated May 29, 2012, filed on May 29, 2012 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.
***10.38	—
Consulting Services Agreement dated January 1, 2013, between ION Geophysical Corporation and The
Peebler Group LLC, filed on January 4, 2013 as Exhibit 10.1 to the Company’s Current Report on Form
8-K, and incorporated herein by reference.

**10.39	—	Amended and Restated 2013 Long-Term Incentive Plan.
10.40	—
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

***10.43	—	Transition and Separation Agreement dated effective as of October 30, 2014, by and between ION Geophysical Corporation and Gregory J. Heinlein.
***10.44	—	Employment Agreement dated effective as of November 13, 2014, between ION Geophysical Corporation and Steve Bate.
***10.45	—
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

21.1	—	Subsidiaries of the Company.
**23.1	—	Consent of Grant Thornton LLP.
*23.2	—	Consent of Ernst & Young LLP.
†23.3	—	Consent of Grant Thornton LLP.
*24.1	—	The Power of Attorney is set forth on the signature page hereof.
†31.1	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).
†31.2	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).
†32.1	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.
†32.2	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.
†99.1	—	INOVA Geophysical Equipment Limited Financial Statements for the periods ended December 31, 2015 (Unaudited), 2014 (Audited) and 2013 (Unaudited).
****101	—
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

*	Filed with ION Geophysical Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on February 11, 2016.

**	Filed with Amendment No.1 to ION Geophysical Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on February 12, 2016.

***	Management contract or compensatory plan or arrangement.

†	Filed herewith.

****
All of the interactive files have been previously furnished with ION Geophysical Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on February 11, 2016.

(b)	Exhibits required by Item 601 of Regulation S-K.

Reference is made to subparagraph (a) (3) of this Item 15, which is incorporated herein by reference.

(c)	Financial statement schedules.

The financial statements of INOVA Geophysical Equipment Limited referred to in subparagraph (a) (2) of this Item 15, are being filed herewith as financial statement schedules to this Amendment No. 2 to Annual Report on Form 10-K/A, in accordance with Rule 3-09 of Regulation S-X.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Houston, State of Texas, on June 27, 2016.

ION GEOPHYSICAL CORPORATION

By	/s/ R. Brian Hanson
R. Brian Hanson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacities	Date

/s/ R. Brian Hanson	President, Chief Executive Officer and Director (Principal Executive Officer)	June 27, 2016
R. Brian Hanson

*	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	June 27, 2016
Steven A. Bate

*	Vice President and Corporate Controller (Principal Accounting Officer)	June 27, 2016
Scott Schwausch

*	Chairman of the Board of Directors and Director	June 27, 2016
James M. Lapeyre, Jr.

*	Director	June 27, 2016
David H. Barr

*	Director	June 27, 2016
Hao Huimin

*	Director	June 27, 2016
Michael C. Jennings

*	Director	June 27, 2016
Franklin Myers

*	Director	June 27, 2016
S. James Nelson, Jr.

*	Director	June 27, 2016
John N. Seitz

*By:	/s/ R. Brian Hanson
R. Brian Hanson
Attorney-in-fact

EXHIBIT INDEX

3.1	—	Restated Certificate of Incorporation dated September 24, 2007 filed on September 24, 2007 as Exhibit 3.4 to the Company’s Current Report on Form 8-K and incorporated herein by reference.
**3.2	—	Certificate of Amendment to the Restated Certificate of Incorporation of ION Geophysical Corporation dated February 2, 2016.
**3.3	—	Certificate of Amendment to the Restated Certificate of Incorporation of ION Geophysical Corporation dated February 4, 2016.
3.4	—	Amended and Restated Bylaws of ION Geophysical Corporation filed on September 24, 2007 as Exhibit 3.5 to the Company’s Current Report on Form 8-K and incorporated herein by reference.
3.5	—
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

***10.1	—
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

***10.4	—
Input/Output, Inc. Amended and Restated 1996 Non-Employee Director Stock Option Plan, filed on June 9, 1999 as Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-80299), and incorporated herein by reference.

***10.5	—
Amendment No. 1 to the Input/Output, Inc. Amended and Restated 1996 Non-Employee Director Stock Option Plan dated September 13, 1999 filed on November 14, 1999 as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1999 and incorporated herein by reference.

***10.6	—
Input/Output, Inc. Employee Stock Purchase Plan, filed on March 28, 1997 as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (Registration No. 333-24125), and incorporated herein by reference.

***10.7	—
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

***10.9	—
Input/Output, Inc. 1998 Restricted Stock Plan dated as of June 1, 1998, filed on June 9, 1999 as Exhibit 4.7 to the Company’s Registration Statement on S-8 (Registration No. 333-80297), and incorporated herein by reference.

***10.10	—
Input/Output Inc. Non-qualified Deferred Compensation Plan, filed on April 1, 2002 as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

***10.11	—
Input/Output, Inc. 2000 Restricted Stock Plan, effective as of March 13, 2000, filed on August 17, 2000 as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2000, and incorporated herein by reference.

***10.12	—
Input/Output, Inc. 2000 Long-Term Incentive Plan, filed on November 6, 2000 as Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (Registration No. 333-49382), and incorporated by reference herein.

***10.13	—
Employment Agreement dated effective as of March 31, 2003, by and between the Company and Robert P. Peebler, filed on March 31, 2003 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference.

***10.14	—
First Amendment to Employment Agreement dated September 6, 2006, between Input/Output, Inc. and Robert P. Peebler, filed on September 7, 2006, as Exhibit 10.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

***10.15	—
Second Amendment to Employment Agreement dated February 16, 2007, between Input/Output, Inc. and Robert P. Peebler, filed on February 16, 2007 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

***10.16	—
Third Amendment to Employment Agreement dated as of August 20, 2007 between Input/Output, Inc. and Robert P. Peebler, filed on August 21, 2007 as Exhibit 10.2 to the Company’s Current Report on Form 8-K and incorporated herein by reference.

***10.17	—
Fourth Amendment to Employment Agreement, dated as of January 26, 2009, between ION Geophysical Corporation and Robert P. Peebler, filed on January 29, 2009 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference.

***10.18	—
Employment Agreement dated effective as of June 15, 2004, by and between the Company and David L. Roland, filed on August 9, 2004 as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, and incorporated herein by reference.

***10.19	—
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

***10.22	—
Form of Employment Inducement Stock Option Agreement for the Input/Output, Inc. - Concept Systems Employment Inducement Stock Option Program, filed on July 27, 2004 as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-117716), and incorporated herein by reference.

***10.23	—
Form of Employee Stock Option Award Agreement for ARAM Systems Employee Inducement Stock Option Program, filed on November 14, 2008 as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (Registration No. 333-155378) and incorporated herein by reference.

***10.24	—
Input/Output, Inc. 2003 Stock Option Plan, dated March 27, 2003, filed as Appendix B of the Company’s definitive proxy statement filed with the SEC on April 30, 2003, and incorporated herein by reference.

***10.25	—
Form of Employment Inducement Stock Option Agreement for the Input/Output, Inc. - GX Technology Corporation Employment Inducement Stock Option Program, filed on April 4, 2005 as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-123831), and incorporated herein by reference.

***10.26	—
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

***10.34	—
Fifth Amendment to Employment Agreement dated June 1, 2010, between ION Geophysical Corporation and Robert P. Peebler, filed on June 1, 2010 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

***10.35	—
Employment Agreement dated August 2, 2011, effective as of January 1, 2012, between ION Geophysical Corporation and R. Brian Hanson, filed on November 3, 2011 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, and incorporated herein by reference.

***10.36	—
Employment Agreement dated effective as of November 28, 2011, between ION Geophysical Corporation and Gregory J. Heinlein, filed on December 1, 2011 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

***10.37	—	First Amendment to Credit Agreement and Loan Documents dated May 29, 2012, filed on May 29, 2012 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.
***10.38	—
Consulting Services Agreement dated January 1, 2013, between ION Geophysical Corporation and The
Peebler Group LLC, filed on January 4, 2013 as Exhibit 10.1 to the Company’s Current Report on Form
8-K, and incorporated herein by reference.

**10.39	—	Amended and Restated 2013 Long-Term Incentive Plan.
10.40	—
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

***10.43	—	Transition and Separation Agreement dated effective as of October 30, 2014, by and between ION Geophysical Corporation and Gregory J. Heinlein.
***10.44	—	Employment Agreement dated effective as of November 13, 2014, between ION Geophysical Corporation and Steve Bate.
***10.45	—
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

21.1	—	Subsidiaries of the Company.
**23.1	—	Consent of Grant Thornton LLP.
*23.2	—	Consent of Ernst & Young LLP.
†23.3	—	Consent of Grant Thornton LLP.
*24.1	—	The Power of Attorney is set forth on the signature page hereof.
†31.1	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).
†31.2	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).
†32.1	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.
†32.2	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.
†99.1	—	INOVA Geophysical Equipment Limited Financial Statements for the periods ended December 31, 2015 (Unaudited), 2014 (Audited) and 2013 (Unaudited).
****101	—
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

------------------------------------------

*	Filed with ION Geophysical Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on February 11, 2016.

**	Filed with Amendment No.1 to ION Geophysical Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on February 12, 2016.

***	Management contract or compensatory plan or arrangement.

†	Filed herewith.

****
All of the interactive files have been previously furnished with ION Geophysical Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on February 11, 2016.