Form 10-Q
period 2016-06-30
ION GEOPHYSICAL CORP
filed 2016-08-04
CIK 866609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016
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
Yes ☐    No  ☒
At July 25, 2016, there were 11,786,220 shares of common stock, par value $0.01 per share, outstanding.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS FOR FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2016

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2016	December 31, 2015
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$52,433	$84,933
Accounts receivable, net	20,094	44,365
Unbilled receivables	22,011	19,937
Inventories	34,377	32,721
Prepaid expenses and other current assets	17,461	14,807
Total current assets	146,376	196,763
Property, plant, equipment and seismic rental equipment, net	58,412	72,027
Multi-client data library, net	118,547	132,237
Goodwill	24,025	26,274
Intangible assets, net	3,947	4,810
Other assets	2,514	2,977
Total assets	$353,821	$435,088
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$20,371	$7,912
Accounts payable	26,969	29,799
Accrued expenses	27,284	34,287
Accrued multi-client data library royalties	23,473	25,045
Deferred revenue	7,666	6,560
Total current liabilities	105,763	103,603
Long-term debt, net of current maturities	145,130	175,080
Other long-term liabilities	44,051	44,365
Total liabilities	294,944	323,048
Equity:
Common stock, $0.01 par value; authorized 26,666,667 shares; outstanding 11,786,220 and 10,702,689 shares at June 30, 2016 and December 31, 2015, respectively, net of treasury stock	118	107
Additional paid-in capital	897,476	894,715
Accumulated deficit	(819,887)	(759,531)
Accumulated other comprehensive loss	(18,980)	(14,781)
Treasury stock, at cost, zero and 353,124 shares at June 30, 2016 and December 31, 2015 respectively	—	(8,551)
Total stockholders’ equity	58,727	111,959
Noncontrolling interest	150	81
Total equity	58,877	112,040
Total liabilities and equity	$353,821	$435,088
See accompanying Footnotes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Service revenues	$25,430	$23,323	$38,586	$43,403
Product revenues	10,722	13,472	20,231	33,970
Total net revenues	36,152	36,795	58,817	77,373
Cost of services	27,175	38,817	53,012	84,351
Cost of products	4,124	8,113	9,882	18,945
Gross profit (loss)	4,853	(10,135)	(4,077)	(25,923)
Operating expenses:
Research, development and engineering	4,761	7,239	10,370	14,959
Marketing and sales	4,684	8,638	8,694	16,471
General, administrative and other operating expenses	11,996	14,677	23,576	30,025
Total operating expenses	21,441	30,554	42,640	61,455
Loss from operations	(16,588)	(40,689)	(46,717)	(87,378)
Interest expense, net	(4,702)	(4,607)	(9,436)	(9,232)
Other income (expense), net	(1,717)	101,600	(1,597)	98,381
Income (loss) before income taxes	(23,007)	56,304	(57,750)	1,771
Income tax expense, net	2,256	532	2,549	1,515
Net income (loss)	(25,263)	55,772	(60,299)	256
Net (income) loss attributable to noncontrolling interests	(79)	297	(57)	549
Net income (loss) attributable to ION	$(25,342)	$56,069	$(60,356)	$805
Net income (loss) per share:
Basic	$(2.22)	$5.11	$(5.48)	$0.07
Diluted	$(2.22)	$5.11	$(5.48)	$0.07
Weighted average number of common shares outstanding:
Basic	11,415	10,979	11,008	10,975
Diluted	11,415	10,980	11,008	10,977

See accompanying Footnotes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Net income (loss)	$(25,263)	$55,772	$(60,299)	$256
Other comprehensive income (loss), net of taxes, as appropriate:
Foreign currency translation adjustments	(2,737)	1,953	(4,199)	608
Total other comprehensive income (loss), net of taxes	(2,737)	1,953	(4,199)	608
Comprehensive net income (loss)	(28,000)	57,725	(64,498)	864
Comprehensive (income) loss attributable to noncontrolling interest	(79)	297	(57)	549
Comprehensive net income (loss) attributable to ION	$(28,079)	$58,022	$(64,555)	$1,413

See accompanying Footnotes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(60,299)	$256
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization (other than multi-client data library)	11,416	13,015
Amortization of multi-client data library	14,244	10,440
Stock-based compensation expense	1,610	3,047
Reduction of accrual for loss contingency related to legal proceedings	—	(101,978)
Loss on extinguishment of debt	2,182	—
Deferred income taxes	381	(24)
Change in operating assets and liabilities:
Accounts receivable	23,980	87,796
Unbilled receivables	(2,042)	9,198
Inventories	1,329	(739)
Accounts payable, accrued expenses and accrued royalties	(5,518)	(40,649)
Deferred revenue	1,151	2,405
Other assets and liabilities	(773)	(5,262)
Net cash used in operating activities	(12,339)	(22,495)
Cash flows from investing activities:
Cash invested in multi-client data library	(8,648)	(13,598)
Purchase of property, plant, equipment and seismic rental assets	(340)	(17,213)
Other investing activities	—	257
Net cash used in investing activities	(8,988)	(30,554)
Cash flows from financing activities:
Borrowings under revolving line of credit	15,000	—
Repurchase of common stock	(964)	—
Payments on notes payable and long-term debt	(4,786)	(3,560)
Costs associated with issuance of debt	(6,174)	—
Payment to repurchase bonds	(15,000)	—
Other financing activities	13	22
Net cash used in financing activities	(11,911)	(3,538)
Effect of change in foreign currency exchange rates on cash and cash equivalents	738	39
Net decrease in cash and cash equivalents	(32,500)	(56,548)
Cash and cash equivalents at beginning of period	84,933	173,608
Cash and cash equivalents at end of period	$52,433	$117,060
See accompanying Footnotes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1)    Basis of Presentation
The condensed consolidated balance sheet of ION Geophysical Corporation and its subsidiaries (collectively referred to as the “Company” or “ION,” unless the context otherwise requires) at December 31, 2015 has been derived from the Company’s audited consolidated financial statements at that date. The condensed consolidated balance sheet at June 30, 2016, and the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2016 and 2015 and the condensed consolidated statements of cash flows for the six months ended June 30, 2016 and 2015, are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The share numbers have been retroactively adjusted to reflect the one-for-fifteen reverse stock split completed on February 4, 2016. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the operating results for a full year or of future operations.
These condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements presented in accordance with accounting principles generally accepted in the United States have been omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and on Form 10-K/A  Amendment No. 2, which was filed on June 27, 2016 and contains the separate consolidated financial statements of INOVA Geophysical Equipment Limited (“INOVA Geophysical”) for its fiscal year ended December 31, 2015.
(2)    Restructurings and Special Items
The recent decline in crude oil prices to five-year lows and the depressed level of natural gas prices have negatively impacted the economic outlook of the Company’s exploration and production (“E&P”) customers, which has also negatively impacted the outlook for the Company’s seismic contractor customers. In response to the decline in crude oil prices, E&P companies have reduced their capital expenditures and shifted their spending from exploration activities to production-related activities on existing assets. Because seismic spending is discretionary, E&P companies have disproportionately cut their spending on seismic-related services and products.
In April, 2016, the Company implemented additional cost saving initiatives by reducing its current workforce by over 12%. Additional reductions were needed to further streamline the organization and bring it in line with the Company’s current revenue stream, while maintaining the necessary core capabilities to continue our operations and strategic initiatives. During the three and six months ended June 30, 2016, the Company recognized the following pre-tax charges (in thousands):

	Severance Charges(a)	Loss on Bond Exchange(b)	Total
Cost of goods sold	$1,077	$—	$1,077
Operating expenses	932	—	932
Other expense	—	2,182	2,182
Consolidated total	$2,009	$2,182	$4,191

(a)	Represents severance charges related to the second quarter 2016 restructurings.

(b)	Represents a loss on exchange of bonds during the second quarter 2016.

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
On August 4, 2016, the Company announced it plans to realign its four business segments into three. See further discussion at Footnote 18 “Subsequent Event” of Footnotes to Consolidated Financial Statements.”
The following table is a summary of segment information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenues:
Solutions:
New Venture	$4,579	$3,636	$7,885	$8,665
Data Library	6,275	7,509	10,547	9,646
Total multi-client revenues	10,854	11,145	18,432	18,311
Data Processing	7,764	11,205	13,204	23,038
Total	$18,618	$22,350	$31,636	$41,349
Systems	$6,626	$7,674	$11,985	$20,443
Software:
Software Systems	$4,096	$5,798	$8,246	$13,527
Services	379	973	517	2,054
Total	$4,475	$6,771	$8,763	$15,581
Ocean Bottom Services	$6,433	$—	$6,433	$—
Total	$36,152	$36,795	$58,817	$77,373
Gross profit (loss):
Solutions	$(3,533)	$(7,856)	$(13,306)	$(18,248)
Systems	1,358	1,500	2,721	6,059
Software	2,761	4,208	5,287	9,798
Ocean Bottom Services	4,267	(7,987)	1,221	(23,532)
Total	$4,853	$(10,135)	$(4,077)	$(25,923)
Gross margin:
Solutions	(19)%	(35)%	(42)%	(44)%
Systems	20%	20%	23%	30%
Software	62%	62%	60%	63%
Ocean Bottom Services	66%	—%	19%	—%
Total	13%	(28)%	(7)%	(34)%
Income (loss) from operations:
Solutions	$(8,649)	$(19,756)	$(24,126)	$(41,534)
Systems	(1,843)	(2,379)	(4,352)	(1,365)
Software	899	2,095	1,895	5,430
Ocean Bottom Services	2,884	(10,008)	(1,330)	(27,567)
Corporate and other	(9,879)	(10,641)	(18,804)	(22,342)
Loss from operations	(16,588)	(40,689)	(46,717)	(87,378)
Interest expense, net	(4,702)	(4,607)	(9,436)	(9,232)
Other income (expense), net	(1,717)	101,600	(1,597)	98,381
Income (loss) before income taxes	$(23,007)	$56,304	$(57,750)	$1,771

(4)    Long-term Debt

The following table is a summary of long-term debt obligations, net (in thousands):

Obligations (in thousands)	June 30, 2016	December 31, 2015
Senior secured second-priority notes (maturing December 15, 2021)	$120,569	$—
Senior secured third-priority notes (maturing May 15, 2018)	28,497	175,000
Revolving line of credit	15,000	—
Equipment capital leases	6,068	9,762
Other debt	685	1,558
Costs associated with issuances of debt (1)	(5,318)	(3,328)
Total	165,501	182,992
Current portion of long-term debt and lease obligations	(20,371)	(7,912)
Non-current portion of long-term debt and lease obligations	$145,130	$175,080

(1)	Represents debt issuance costs presented as a direct deduction from the carrying amount of the associated debt liability.
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

The borrowing base under the Credit Facility will increase or decrease monthly using a formula based on certain eligible receivables, eligible inventory and other amounts, including a percentage of the net orderly liquidation value of the Borrowers’ multi-client data library (not to exceed $15.0 million for the multi-client data library data component).  As of June 30, 2016, the borrowing base under the Credit Facility was $26.9 million, and there was $15.0 million of indebtedness under the Credit Facility. The Credit Facility is scheduled to mature on August 22, 2019.
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
The Credit Facility, requires that ION and the Subsidiary Borrowers maintain a minimum fixed charge coverage ratio of 1.1 to 1.0 as of the end of each fiscal quarter during the existence of a covenant testing trigger event. The fixed charge coverage ratio is defined as the ratio of (i) ION’s EBITDA, minus unfunded capital expenditures made during the relevant period, minus distributions (including tax distributions) and dividends made during the relevant period, minus cash taxes paid during the relevant period, to (ii) certain debt payments made during the relevant period. A covenant testing trigger event occurs upon (a) the occurrence and continuance of an event of default under the Credit Facility or (b) the failure to maintain a measure of liquidity greater than (i) $7.5 million for five consecutive business days or (ii) $6.5 million on any given business day. Liquidity, as defined in the Credit Facility, is the Company’s excess availability to borrow ($11.9 million at June 30, 2016) plus the aggregate amount of unrestricted cash held by ION, the Subsidiary Borrowers and their domestic subsidiaries.
At June 30, 2016, the Company was in compliance with all of the covenants under the Credit Facility.
The Credit Facility contains customary event of default provisions (including a “change of control” event affecting ION), the occurrence of which could lead to an acceleration of the Company’s obligations under the Credit Facility as amended.
Senior Secured Notes
In May 2013, the Company sold $175.0 million aggregate principal amount of 8.125% Senior Secured Second-Priority Notes due 2018 (the “Third Lien Notes”) in a private offering pursuant to an Indenture dated as of May 13, 2013 (the Third Lien Notes Indenture”). Prior to the completion of the Exchange Offer (as defined below) and Consent Solicitation (as defined below) on April 28, 2016, the Third Lien Notes were senior secured second-priority obligations of the Company. After giving effect to the Exchange Offer and Consent Solicitation, the remaining aggregate principal amount of approximately $28.5 million of outstanding Third Lien Notes became senior secured third-priority obligations of the Company subordinated to the liens securing all senior and second priority indebtedness of the Company, including under the Credit Facility and Second-Priority Lien Notes (defined below).
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
After giving effect to the Exchange Offer and Consent Solicitation, the aggregate principal amount of the Third Lien Notes remaining outstanding was approximately $28.5 million and the aggregate principal amount of Second Lien Notes outstanding was approximately $120.6 million. See “Exchange Offer” below.
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
As of June 30, 2016, the Company was in compliance with the covenants with respect to the Third Lien Notes.
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
As of June 30, 2016, the Company was in compliance with the covenants with respect to the Second Lien Notes.
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

Because the Company received the necessary consents to effect the Proposed Amendments, any Third Lien Notes not validly tendered pursuant to the Exchange Offer remain outstanding and the holders are subject to the terms of the supplemental indenture implementing the Proposed Amendments. No consideration was paid to holders of Third Lien Notes in connection with the Consent Solicitation. After giving effect to the Exchange Offer and Consent Solicitation, the aggregate principal amount of the Third Lien Notes remaining outstanding was approximately $28.5 million as of April 25, 2016, and such Third Lien Notes are secured on a third priority basis subordinated to the liens securing all senior and second priority indebtedness of the Company, including under the Credit Facility and Second Lien Notes.

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

(5)    Net Income (Loss) per Share
Basic net income (loss) per common share is computed by dividing net income (loss) applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is determined based on the assumption that dilutive restricted stock and restricted stock unit awards have vested and outstanding dilutive stock options have been exercised and the aggregate proceeds were used to reacquire common stock using the average price of such common stock for the period. The total number of shares issued or reserved for future issuance under outstanding stock options at June 30, 2016 and 2015 was 900,623 and 621,443, respectively, and the total number of shares of restricted stock and shares reserved for restricted stock units outstanding at June 30, 2016 and 2015 was 293,709 and 98,054, respectively. The foregoing share numbers have been retroactively adjusted to reflect the one-for-fifteen reverse stock split completed on February 4, 2016. All outstanding stock options for the three and six months ended June 30, 2016 were anti-dilutive.
The following table summarizes the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss) attributable to ION	$(25,342)	$56,069	$(60,356)	$805
Weighted average number of common shares outstanding	11,415	10,979	11,008	10,975
Effect of dilutive stock awards	—	1	—	2
Weighted average number of diluted common shares outstanding	11,415	10,980	11,008	10,977

Basic net income (loss) per share	$(2.22)	$5.11	$(5.48)	$0.07
Diluted net income (loss) per share	$(2.22)	$5.11	$(5.48)	$0.07
(6)    Income Taxes
The Company maintains a valuation allowance for substantially all of its deferred tax assets. The valuation allowance is calculated in accordance with the provisions of the Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) Topic 740 “Income Taxes,” which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. In the event the Company’s expectations of future operating results change, the valuation allowance may need to be adjusted downward. As of June 30, 2016, the Company has no unreserved U.S. deferred tax assets.
The provision for the six months ended June 30, 2016 has been calculated based on the actual tax expense incurred for those periods. Given the current uncertainty in expected income generated in various foreign jurisdictions, where tax rates can vary greatly, the Company’s actual tax rate is the best estimate of year-to-date tax expense. The Company’s effective tax rates for the three months ended June 30, 2016 and 2015 were (9.8)% and 0.9%, respectively, and for the six months ended June 30, 2016 and 2015 were (4.4)% and 85.5% respectively. The Company’s effective tax rates for the three and six months ended June 30, 2016 was impacted by the change in valuation allowance related to operating losses for which the Company cannot currently recognize a tax benefit. The Company’s income tax expense for the six months ended June 30, 2016 of $2.5 million primarily relates to income from the Company’s non-U.S. businesses. This foreign tax expense has not been offset by the tax benefits on losses within the U.S. and other jurisdictions, from which the Company cannot currently benefit; therefore negatively impacting the Company’s effective tax rate.
The Company has approximately $1.3 million of unrecognized tax benefits and does not expect to recognize significant increases in unrecognized tax benefits during the next 12-month period. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense.
As of June 30, 2016, the Company’s U.S. federal tax returns for 2012 and subsequent years remain subject to examination by tax authorities. The Company is no longer subject to U.S. Internal Revenue Service (“IRS”) examination for periods prior to 2012, although carryforward attributes that were generated prior to 2012 may still be adjusted upon examination by the IRS if they either have been or will be used in an open year. In the Company’s foreign tax jurisdictions, tax returns for 2010 and subsequent years generally remain open to examination.

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
On February 26, 2016, WesternGeco filed a petition for writ of certiorari by the Supreme Court. The Company filed its response on April 27, 2016. On June 20, 2016, the Supreme Court refused to disturb the Court of Appeals ruling finding no lost profits as a matter of law.  Separately, in light of the changes in case law regarding the standard of proof for willfulness in the Halo and Stryker cases, the Supreme Court indicated that the case should be remanded to the Federal Circuit for a determination of whether or not the willfulness determination by the District Court was appropriate.
On May 4, 2016, after referral from the district court, a Magistrate Judge issued an order and report and recommendation in the litigation.  The order and report recommended entry of a final judgment against the Company on the royalty obligation plus interest, subject to final calculation upon entry of judgment, which is expected to be approximately $22 million and recommended the district court deny our motion to stay any obligation to pay the remaining $22 million that is not related to lost profits. The district court has not yet decided whether to adopt the recommendation of the magistrate.  The Company will pursue all available objections and appeals to the order and report and recommendation.
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

Prior to the reduction in damages by the Court of Appeals, the Company arranged with sureties to post an appeal bond at the trial court. The appeal bond is uncollateralized, but the terms of the appeal bond arrangements provide the sureties the contractual right for as long as the bond is outstanding to require the Company to post cash collateral. The Company has received a request for $11 million in collateral and has exchanged correspondence with the sureties in connection with this request. In July 2016, the sureties renewed their request for collateral and the Company is continuing to discuss terms and options with them. The appeal bond will remain outstanding during the pendency of appeals.
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
(8)    Other Income (Expense), Net
The following table is a summary of other income (expense), net (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Reductions of loss contingency related to legal proceedings (Footnote 7)	$—	$101,978	$—	$101,978
Facility restructuring charges	—	—	—	(1,913)
Loss on bond exchange	(2,182)	—	(2,182)	—
Other income (expense), net	465	(378)	585	(1,684)
Total other income (expense), net	$(1,717)	$101,600	$(1,597)	$98,381

(9)    Details of Selected Balance Sheet Accounts
Inventories

The following table is a summary of inventories (in thousands):	June 30, 2016	December 31, 2015
Raw materials and subassemblies	$34,430	$34,949
Work-in-process	9,442	8,478
Finished goods	14,577	13,769
Reserve for excess and obsolete inventories	(24,072)	(24,475)
Total	$34,377	$32,721
Other Long-term Liabilities

The following table is a summary of other long-term liabilities (in thousands):	June 30, 2016	December 31, 2015
Accrual for loss contingency related to legal proceedings (Footnote 7)	$22,000	$22,000
Deferred rents	13,297	13,394
Facility restructuring accrual	2,410	3,006
Deferred income tax liability	5,186	4,734
Other long-term liabilities	1,158	1,231
Total	$44,051	$44,365

(10)    Accumulated Other Comprehensive Loss
The following table is a summary of changes in accumulated other comprehensive loss by component (in thousands):

	Foreign currency translation adjustments		Total
Accumulated other comprehensive loss at December 31, 2015	$(14,781)		$(14,781)
Net current-period other comprehensive loss	(4,199)	(a)	(4,199)
Accumulated other comprehensive loss at June 30, 2016	$(18,980)		$(18,980)

(a)
Represents the impact of foreign currency translation adjustments, primarily due to the devaluation of the British Pound Sterling (“GBP”) following the vote by the British people to leave the European Union (“Brexit”) on the Company’s GBP-denominated balances, including £15.7 million of goodwill.

(11)    Supplemental Cash Flow Information and Non-cash Activity
The following table is a summary of cash paid for Interest and Income taxes and non-cash items from investing and financing activities (in thousands):

	Six Months Ended June 30,
	2016		2015
Cash paid during the period for:
Interest	$8,149		$7,843
Income taxes (refunds)	(6)		9,649
Non-cash items from investing and financing activities:
Purchases of computer equipment financed through capital leases	—		1,178
Investment in multi-client data library financed through accounts payable	—		6,706
Bond exchange	10,740	(a)	—
Transfer of inventory to property, plant, equipment and seismic rental equipment	—		15,936	(b)

(a)	This represents the non cash portion of the bond exchange.

(b)
This transfer of inventory to property, plant, equipment and seismic rental equipment relates to ocean bottom seismic equipment manufactured by the Company to be deployed in the acquisition of ocean bottom seismic data.

(12)    Fair Value of Financial Instruments
Authoritative guidance on fair value measurements defines fair value, establishes a framework for measuring fair value and stipulates the related disclosure requirements. The Company follows a three-level hierarchy, prioritizing and defining the types of inputs used to measure fair value.
The carrying amounts of the Company’s long-term debt as of June 30, 2016 and December 31, 2015 were $165.5 million and $183.0 million, respectively, compared to its fair values of $95.6 million and $104.3 million as of June 30, 2016 and December 31, 2015, respectively. The fair value of the long-term debt was calculated using an active market price, based on Level 1 inputs defined as quoted prices for identical instruments in active markets.
Fair Value of Other Financial Instruments. Due to their highly liquid nature, the amount of the Company’s other financial instruments, including cash and cash equivalents, accounts and unbilled receivables, notes receivable, accounts payable, and accrued multi-client data library royalties, represent their approximate fair value.
(13)    Stock-based Compensation and Repurchase Plan
Stock Appreciation Rights

On March 1, 2016, the Company issued 1,210,000 Stock Appreciation Rights (“SARs”) awards to 15 individuals with an exercise price of $3.10. The vesting of these SARs is achieved through both a market condition and a service condition. The market condition is achieved, in part or in full, in the event that during the four-year period beginning on the date of grant the 20-day trailing volume-weighted average price of a share of common stock is (i) greater than 120% of the exercise price for the first 1/3 of the awards, (ii) greater than 125% of the exercise price for the second 1/3 of the awards and (iii) greater than 130% of the exercise price for the final 1/3 of the awards. The exercise condition restricts the ability of the holders to exercise awards until certain service milestones have been reached such that (i) no more than 1/3 of the awards may be exercised, if vested, on and after the first anniversary of the date of grant, (ii) no more than 2/3 of the awards may be exercised, if vested, on and after the second anniversary of the date of grant and (iii) all of the awards may be exercised, if vested, on and after the third anniversary of the date of grant. For the six months ended June 30, 2016, the Company recorded $0.2 million of share-based compensation expense attributable to SAR awards.
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
Stock Repurchase Program
On November 4, 2015, the Company’s board of directors approved a stock repurchase program authorizing the Company to repurchase, from time to time from November 10, 2015, through November 10, 2017, up to $25.0 million in shares of the Company’s outstanding common stock. The stock repurchase program may be implemented through open market repurchases or privately negotiated transactions, at management’s discretion. The actual timing, number and value of shares repurchased under the program will be determined by management at its discretion and will depend on a number of factors, including the market price of the shares of the Company’s common stock and general market and economic conditions, applicable legal requirements and compliance with the terms of the Company’s outstanding indebtedness. The repurchase program does not obligate the Company to acquire any particular amount of common stock and may be modified or suspended at any time and could be terminated prior to completion. Since the program’s inception on November 10, 2015, through June 30, 2016, the Company had repurchased 451,792 shares of its common stock under the repurchase program at an average price per share of $6.54, and the Company has approximately $22.0 million of remaining authorized capacity available pursuant to the repurchase program. The number of shares repurchased and the average price per repurchased share have been retroactively adjusted to reflect the one-for-fifteen reverse stock split completed on February 4, 2016. On June 30, 2016, the closing sale price for the Company’s common stock was $6.23 on the NYSE.
(14)    Related Party Transactions
BGP Inc. (“BGP”) owned approximately 13.5% of the Company’s outstanding common stock as of June 30, 2016. For the six months ended June 30, 2016 and 2015, the Company recorded revenues from BGP of $2.0 million and $4.9 million, respectively. Total receivables from BGP were $0.3 million at June 30, 2016.
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
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The guidance will be effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted. We are evaluating the effect of ASU 2016-002 on our consolidated financial statements.
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
In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments” that will change how companies measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The standard will replace today’s “insured loss” approach with and “expected loss” model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. The amendments in this update will be effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods. Early adoption is permitted for annual periods beginning after December 15, 2018. We are evaluating the effect of ASU 2016-13 on our consolidated financial statements.

(16) Acquisition of In-process Research and Development

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
The Company acquired the SailWings technology (in-process R&D) for a one-time expenditure of $1.0 million, which was recorded as a research, development and engineering expense within operating expenses. The acquisition agreement also contemplates cash payments (earn-outs) up to a total of $2.3 million for successful commercialization of this technology over the next ten years.
(17)    Condensed Consolidating Financial Information
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

	June 30, 2016
Balance Sheet	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$25,983	$—	$26,450	$—	$52,433
Accounts receivable, net	2,479	7,295	10,320	—	20,094
Unbilled receivables	—	16,766	5,245	—	22,011
Inventories	—	10,210	24,167	—	34,377
Prepaid expenses and other current assets	3,699	994	12,768	—	17,461
Total current assets	32,161	35,265	78,950	—	146,376
Property, plant, equipment and seismic rental equipment, net	2,617	15,616	40,179	—	58,412
Multi-client data library, net	—	107,922	10,625	—	118,547
Investment in subsidiaries	648,831	241,166	—	(889,997)	—
Goodwill	—	—	24,025	—	24,025
Intangible assets, net	—	3,766	181	—	3,947
Intercompany receivables	303,615	—	—	(303,615)	—
Other assets	2,135	145	234	—	2,514
Total assets	$989,359	$403,880	$154,194	$(1,193,612)	$353,821
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$15,053	$4,896	$422	$—	$20,371
Accounts payable	4,567	12,358	10,044	—	26,969
Accrued expenses	9,092	10,223	7,969	—	27,284
Accrued multi-client data library royalties	—	23,435	38	—	23,473
Deferred revenue	—	6,026	1,640	—	7,666
Total current liabilities	28,712	56,938	20,113	—	105,763
Long-term debt, net of current maturities	143,748	1,382	—	—	145,130
Intercompany payables	757,674	128,422	175,193	(1,061,289)	—
Other long-term liabilities	498	33,639	9,914	—	44,051
Total liabilities	930,632	220,381	205,220	(1,061,289)	294,944
Equity:
Common stock	118	290,460	19,138	(309,598)	118
Additional paid-in capital	897,476	180,700	232,590	(413,290)	897,476
Accumulated earnings (deficit)	(819,887)	202,061	(20,569)	(181,492)	(819,887)
Accumulated other comprehensive income (loss)	(18,980)	4,420	(18,803)	14,383	(18,980)
Due from ION Geophysical Corporation	—	(494,142)	(263,532)	757,674	—
Total stockholders’ equity	58,727	183,499	(51,176)	(132,323)	58,727
Noncontrolling interests	—	—	150	—	150
Total equity	58,727	183,499	(51,026)	(132,323)	58,877
Total liabilities and equity	$989,359	$403,880	$154,194	$(1,193,612)	$353,821

	December 31, 2015
Balance Sheet	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$33,734	$—	$51,199	$—	$84,933
Accounts receivable, net	—	35,133	9,232	—	44,365
Unbilled receivables	—	19,046	891	—	19,937
Inventories	—	10,939	21,782	—	32,721
Prepaid expenses and other current assets	5,435	1,458	7,914	—	14,807
Total current assets	39,169	66,576	91,018	—	196,763
Property, plant, equipment and seismic rental equipment, net	4,521	21,072	46,434	—	72,027
Multi-client data library, net	—	120,550	11,687	—	132,237
Investment in subsidiaries	680,508	243,319	—	(923,827)	—
Goodwill	—	—	26,274	—	26,274
Intangible assets, net	—	4,523	287	—	4,810
Intercompany receivables	75,641	—	—	(75,641)	—
Other assets	1,724	146	1,107	—	2,977
Total assets	$801,563	$456,186	$176,807	$(999,468)	$435,088
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$486	$6,856	$570	$—	$7,912
Accounts payable	2,086	19,839	7,874	—	29,799
Accrued expenses	11,199	16,200	6,888	—	34,287
Accrued multi-client data library royalties	—	25,045	—	—	25,045
Deferred revenue	—	5,071	1,489	—	6,560
Total current liabilities	13,771	73,011	16,821	—	103,603
Long-term debt, net of current maturities	171,672	3,408	—	—	175,080
Intercompany payables	503,621	68,286	7,355	(579,262)	—
Other long-term liabilities	540	33,305	10,520	—	44,365
Total liabilities	689,604	178,010	34,696	(579,262)	323,048
Equity:
Common stock	107	290,460	19,138	(309,598)	107
Additional paid-in capital	894,715	180,700	234,234	(414,934)	894,715
Accumulated earnings (deficit)	(759,531)	231,208	(21,729)	(209,479)	(759,531)
Accumulated other comprehensive income (loss)	(14,781)	4,420	(14,604)	10,184	(14,781)
Due from ION Geophysical Corporation	—	(428,612)	(75,009)	503,621	—
Treasury stock	(8,551)	—	—	—	(8,551)
Total stockholders’ equity	111,959	278,176	142,030	(420,206)	111,959
Noncontrolling interests	—	—	81	—	81
Total equity	111,959	278,176	142,111	(420,206)	112,040
Total liabilities and equity	$801,563	$456,186	$176,807	$(999,468)	$435,088

	Three Months Ended June 30, 2016
Income Statement	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Net revenues	$—	$17,590	$18,564	$(2)	$36,152
Cost of sales	—	22,910	8,391	(2)	31,299
Gross profit (loss)	—	(5,320)	10,173	—	4,853
Total operating expenses	9,791	6,685	4,965	—	21,441
Income (loss) from operations	(9,791)	(12,005)	5,208	—	(16,588)
Interest expense, net	(4,641)	(77)	16	—	(4,702)
Intercompany interest, net	219	(1,095)	876	—	—
Equity in earnings (losses) of investments	(8,976)	5,932	—	3,044	—
Other income (expense)	(2,112)	182	213	—	(1,717)
Net income (loss) before income taxes	(25,301)	(7,063)	6,313	3,044	(23,007)
Income tax expense	41	496	1,719	—	2,256
Net income (loss)	(25,342)	(7,559)	4,594	3,044	(25,263)
Net income attributable to noncontrolling interests	—	—	(79)	—	(79)
Net income (loss) attributable to ION	(25,342)	(7,559)	4,515	3,044	(25,342)
Comprehensive net loss	$(28,057)	$(7,559)	$1,800	$5,816	$(28,000)
Comprehensive income attributable to noncontrolling interest	—	—	(79)	—	(79)
Comprehensive net income (loss) attributable to ION	$(28,057)	$(7,559)	$1,721	$5,816	$(28,079)

	Three Months Ended June 30, 2015
Income Statement	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Net revenues	$—	$22,465	$14,765	$(435)	$36,795
Cost of sales	—	28,227	19,138	(435)	46,930
Gross loss	—	(5,762)	(4,373)	—	(10,135)
Total operating expenses	6,466	12,805	11,283	—	30,554
Loss from operations	(6,466)	(18,567)	(15,656)	—	(40,689)
Interest expense, net	(4,506)	(100)	(1)	—	(4,607)
Intercompany interest, net	143	(745)	602	—	—
Equity in earnings (losses) of investments	66,986	(14,028)	—	(52,958)	—
Other income (expense)	(29)	101,954	(325)	—	101,600
Net income (loss) before income taxes	56,128	68,514	(15,380)	(52,958)	56,304
Income tax expense	59	123	350	—	532
Net income (loss)	56,069	68,391	(15,730)	(52,958)	55,772
Net loss attributable to noncontrolling interests	—	—	297	—	297
Net income (loss) attributable to ION	56,069	68,391	(15,433)	(52,958)	56,069
Comprehensive net income (loss)	$58,022	$70,390	$(13,731)	$(56,956)	$57,725
Comprehensive loss attributable to noncontrolling interest	—	—	297	—	297
Comprehensive net income (loss) attributable to ION	$58,022	$70,390	$(13,434)	$(56,956)	$58,022

	Six Months Ended June 30, 2016
Income Statement	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Net revenues	$—	$28,752	$30,065	$—	$58,817
Cost of sales	—	44,337	18,557	—	62,894
Gross profit (loss)	—	(15,585)	11,508	—	(4,077)
Total operating expenses	17,202	14,501	10,937	—	42,640
Income (loss) from operations	(17,202)	(30,086)	571	—	(46,717)
Interest expense, net	(9,334)	(147)	45	—	(9,436)
Intercompany interest, net	451	(2,112)	1,661	—	—
Equity in earnings (losses) of investments	(32,111)	4,124	—	27,987	—
Other income (expense)	(2,086)	(177)	666	—	(1,597)
Net income (loss) before income taxes	(60,282)	(28,398)	2,943	27,987	(57,750)
Income tax expense	74	749	1,726	—	2,549
Net income (loss)	(60,356)	(29,147)	1,217	27,987	(60,299)
Net income attributable to noncontrolling interests	—	—	(57)	—	(57)
Net income (loss) attributable to ION	(60,356)	(29,147)	1,160	27,987	(60,356)
Comprehensive net loss	$(64,555)	$(29,147)	$(3,039)	$32,243	$(64,498)
Comprehensive income attributable to noncontrolling interest	—	—	(57)	—	(57)
Comprehensive net loss attributable to ION	$(64,555)	$(29,147)	$(3,096)	$32,243	$(64,555)

	Six Months Ended June 30, 2015
Income Statement	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Net revenues	$—	$41,314	$36,900	$(841)	$77,373
Cost of sales	—	53,002	51,135	(841)	103,296
Gross loss	—	(11,688)	(14,235)	—	(25,923)
Total operating expenses	14,382	25,885	21,188	—	61,455
Loss from operations	(14,382)	(37,573)	(35,423)	—	(87,378)
Interest expense, net	(9,057)	(172)	(3)	—	(9,232)
Intercompany interest, net	282	(1,402)	1,120	—	—
Equity in earnings (losses) of investments	24,129	(32,950)	—	8,821	—
Other income (expense)	(58)	101,969	(3,530)	—	98,381
Net income (loss) before income taxes	914	29,872	(37,836)	8,821	1,771
Income tax expense	109	174	1,232	—	1,515
Net income (loss)	805	29,698	(39,068)	8,821	256
Net loss attributable to noncontrolling interests	—	—	549	—	549
Net income (loss) applicable to ION	805	29,698	(38,519)	8,821	805
Comprehensive net income (loss)	$1,413	$30,337	$(38,429)	$7,543	$864
Comprehensive loss attributable to noncontrolling interest	—	—	549	—	549
Comprehensive net income (loss) attributable to ION	$1,413	$30,337	$(37,880)	$7,543	$1,413

	Six Months Ended June 30, 2016
Statement of Cash Flows	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Total Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$11,112	$7,580	$(31,031)	$(12,339)
Cash flows from investing activities:
Cash invested in multi-client data library	—	(8,648)	—	(8,648)
Purchase of property, plant, equipment and seismic rental equipment	—	(340)	—	(340)
Net cash used in investing activities	—	(8,988)	—	(8,988)
Cash flows from financing activities:
Borrowings under revolving line of credit	15,000	—	—	15,000
Repurchase of common stock	(964)	—	—	(964)
Payments on notes payable and long-term debt	(433)	(3,986)	(367)	(4,786)
Costs associated with issuance of debt	(6,174)	—	—	(6,174)
Intercompany lending	(11,305)	5,394	5,911	—
Payment to repurchase bonds	(15,000)	—	—	(15,000)
Other financing activities	13	—	—	13
Net cash provided by (used in) financing activities	(18,863)	1,408	5,544	(11,911)
Effect of change in foreign currency exchange rates on cash and cash equivalents	—	—	738	738
Net decrease in cash and cash equivalents	(7,751)	—	(24,749)	(32,500)
Cash and cash equivalents at beginning of period	33,734	—	51,199	84,933
Cash and cash equivalents at end of period	$25,983	$—	$26,450	$52,433

	Six Months Ended June 30, 2015
Statement of Cash Flows	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Total Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(78,847)	$46,942	$9,410	$(22,495)
Cash flows from investing activities:
Investment in multi-client data library	—	(12,728)	(870)	(13,598)
Purchase of property, plant, equipment and seismic rental equipment	(347)	(774)	(16,092)	(17,213)
Other investing activities	—	257	—	257
Net cash used in investing activities	(347)	(13,245)	(16,962)	(30,554)
Cash flows from financing activities:
Payments on notes payable and long-term debt	—	(2,927)	(633)	(3,560)
Intercompany lending	29,755	(30,770)	1,015	—
Other financing activities	22	—	—	22
Net cash provided by (used in) financing activities	29,777	(33,697)	382	(3,538)
Effect of change in foreign currency exchange rates on cash and cash equivalents	—	—	39	39
Net decrease in cash and cash equivalents	(49,417)	—	(7,131)	(56,548)
Cash and cash equivalents at beginning of period	109,514	—	64,094	173,608
Cash and cash equivalents at end of period	$60,097	$—	$56,963	$117,060

(18)    Subsequent Events

On August 4, 2016, the Company announced it plans to realign its four business segments into three. The new segments will be E&P Operations Optimization, E&P Technology and Services, and Ocean Bottom Services. Beginning in the third quarter of 2016, the Company changed its reportable segments as described below:

•
E&P Operations Optimization will now be comprised of Systems (to be renamed Devices), and Software. The manufacturing, engineering, research and development of ocean bottom systems will no longer be a part of Devices, and they will be within Ocean Bottom Services as noted below.

•
E&P Technology and Services, formerly Solutions, will continue to be comprised of the groups that support our New Venture and Data Library (together multi-client) revenues and Imaging Services group (Data Processing revenues).

•	Ocean Bottom Services (currently OceanGeo) will also include: the manufacturing, engineering, research and development of ocean bottom systems.
This realignment of the business segments will allow the Company to better direct its resources and simplify its operations. The Company will recast 2015 segment results on a quarterly basis for comparability purposes starting in the third quarter of 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
Our Business
In this Form 10-Q, “ION Geophysical,” “ION,” “the company” (or, “the Company”), “we,” “our,” “ours” and “us” refer to ION Geophysical Corporation and its consolidated subsidiaries, except where the context otherwise requires or as otherwise indicated.
The information contained in this Quarterly Report on Form 10-Q contains references to trademarks, service marks and registered marks of ION and our subsidiaries, as indicated. Except where stated otherwise or unless the context otherwise requires, the terms “DigiFIN,” “VectorSeis,” “Orca,” “GATOR,” “Calypso,” and “WiBand,” refer to DigiFIN®, VECTORSEIS®, ORCA®, GATOR®, Calypso® and WiBand® registered marks owned by ION, and the terms “VSO,” “Narwhal,” “Marlin” and “MexicoSPAN” refer to VSO™, Narwhal™, Marlin™ and MexicoSPAN™ trademarks and service marks owned by ION.
We provide geoscience technology, services and solutions to the global oil and gas industry. Our offerings are designed to allow oil and gas companies to obtain higher resolution images of the Earth’s subsurface to reduce their risk and optimize assets across the exploration and production lifecycle. Seismic imaging plays a fundamental role in hydrocarbon exploration and reservoir development by delineating structures, rock types and fluid locations in the subsurface. The high-resolution images of the Earth’s subsurface can be used to reduce uncertainty associated with identifying sources of hydrocarbons and pinpointing drilling locations for wells, which can be costly and risky.
We acquire and process seismic data on a proprietary or multi-client basis. The multi-client seismic surveys for our data library business are pre-funded, or underwritten, in part by our customers, and, with the exception of our ocean bottom seismic (“OBS”) data acquisition company, OceanGeo B.V. (“OceanGeo”), we utilize an “asset lite” strategy by contracting with third party seismic data acquisition companies to acquire the seismic data, all of which is intended to minimize our risk exposure. We serve customers in most major energy producing regions of the world from strategically located offices across six continents.
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
On August 4, 2016, the we announced our plans to realign our four business segments into three. See further discussion at Footnote 18 “Subsequent Event” of Footnotes to Consolidated Financial Statements.”
For decades, we have provided innovative seismic data acquisition technology, such as multicomponent imaging with VectorSeis products, the ability to record seismic data from basins below ice, and cableless seismic techniques. The advanced technologies we currently offer include our Orca and Gator command and control software systems, WiBand broadband data processing technology, Calypso OBS acquisition system, and other technologies, each of which is designed to deliver improvements in both image quality and productivity. In 2015, we introduced our Marlin solution for optimizing simultaneous operations offshore. We have approximately 500 patents and pending patent applications in various countries around the world. Approximately 49% of our employees are involved in technical roles and over 25% of our employees have advanced degrees.
Solutions. Our Solutions business provides three distinct service activities that often work together.
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

Our Imaging Services group offers data processing and imaging services designed to help our E&P customers reduce exploration and production risk, evaluate and develop reservoirs, and increase production. Imaging Services develops a series of subsurface images by applying its processing technology to data owned or licensed by its customers. We maintain approximately 15 petabytes of digital seismic data information storage in 4 global data centers, including two core data centers located in Houston and in the U.K.
Our E&P Advisors group partners with operators, energy industries and capital institutions to capture and monetize E&P opportunities worldwide. This group provides technical, commercial and strategic advice across the E&P value chain, working at basin, prospect and field scales.
Software. Our Software business provides command and control software systems, related software and services for towed marine streamer and seabed operations, as well as survey design. Our Orca software is installed on towed streamer marine vessels worldwide, and our Gator software is used by many re-deployable and permanent seabed acquisition systems.
Systems. Our Systems business is engaged in the manufacture and repairs of (i) re-deployable ocean bottom cable seismic data acquisition systems and shipboard recorders (for OceanGeo’s use in OBS data acquisition); (ii) marine towed streamer positioning and control systems; and (iii) analog geophone sensors.
Ocean Bottom Services. Through our experienced OceanGeo team, we offer a fully integrated OBS solution that includes survey design, planning, and acquisition services to maximize image quality, operational efficiency and safety. In addition, our team provides superior imaging via OceanGeo’s exclusive use of our seabed acquisition systems; and data processing, interpretation and reservoir services, by our Imaging Services group.
INOVA Geophysical. Historically, we have conducted our land seismic equipment business through INOVA Geophysical, which is a joint venture with BGP Inc. (“BGP”). BGP is a subsidiary of China National Petroleum Corporation, and is generally regarded as the world’s largest land geophysical service contractor. BGP owns a 51% equity interest in INOVA Geophysical, and we own the remaining 49% interest. INOVA manufactures cable-based and cableless seismic data acquisition systems, digital sensors, vibroseis vehicles (i.e., vibrator trucks) and source controllers for energy source business lines. As of December 31, 2014, we wrote down our investment in INOVA Geophysical to zero.
Macroeconomic Conditions
Demand for our services and products is cyclical and dependent on activity levels in the oil and gas industry, particularly our customers’ willingness to invest capital in the exploration for oil and gas. Our customers’ capital spending programs are generally based on their outlook for near-term and long-term commodity prices, which are impacted by a number of factors including economic growth, commodity supply and demand, and geopolitical developments. As a result, demand for our services and products is largely sensitive to expected oil and gas prices.
In the past few years, crude oil prices have been volatile due to global economic uncertainties. Significant downward crude oil price volatility began early in the fourth quarter of 2014 and prices declined through the first quarter of 2015, followed by a partial recovery during the second quarter of 2015. Oil prices continued to decline from the third quarter of 2015 through the first quarter of 2016, before improving to approximately $50 per barrel by the end of the second quarter of 2016 followed by modest declines in July 2016. The material decrease in crude oil prices can be attributed principally to high levels of global crude oil inventories resulting from significant production growth in the U.S. shale plays, the strengthening of the U.S. dollar relative to other foreign currencies, and the Organization of Petroleum Exporting Companies (OPEC) increasing its production. OPEC has demonstrated throughout 2015 and to date in 2016 an unwillingness to cut its production. The current collapse represents a devaluation of over investment in unconventional oil because of cheap capital, a classic bubble scenario. It is part of a larger structural adjustment of the global economy to unprecedented debt levels and prolonged low interest rates. After a period of decline in the first quarter of 2016, oil and gas prices improved during the second quarter of 2016 caused by unexpected supply outages from Nigeria, Canada, Libya and Venezuela. However, uncertainty about demand in China, surging oil exports in Iran and lower than expected recent draws on oil inventories have stalled further improvements to oil prices heading into July 2016. The average prices for West Texas Intermediate (“WTI”) and Intercontinental Exchange Brent (“Brent”) crude oil increased to an average of $45 per barrel and $46 per barrel, respectively, in the second quarter of 2016 from an average of $33 per barrel and $34 per barrel, respectively, in the first quarter of 2016. These data points compare to an average of $49 per barrel and $52 per barrel, respectively, for the full year 2015, and an average price of $101 per barrel and $109 per barrel, respectively, in the first nine months of 2014.

Given the historical volatility of crude prices, there is a continued risk that prices could remain low or continue to deteriorate due to high levels of crude oil production, slowing growth rates in various global regions and/or the potential for ongoing supply/demand imbalances. Alternatively, if the global supply of oil were to decrease due to reduced capital investment by E&P companies, government instability in a major oil-producing nation or energy demand continues to increase in the U.S. and countries such as China and India, a recovery in WTI and Brent crude oil prices could occur. Regardless of the driver, crude oil price improvements will not occur without a re-balancing of global supply and demand, the timing of which is difficult to predict. If commodity prices do not improve or if they decline further, demand for our services and products could continue to decline.
Prices for natural gas in the U.S. averaged $2.06 per mmBtu in the first half of 2016 compared to $2.62 per mmBtu for the full year 2015 and $4.57 per mmBtu in the first nine months of 2014. Natural gas prices declined due to strong production and a mild winter this year as compared to last year resulting in significant increases in natural gas inventories in the U.S. during 2016. As a result of natural gas production growth outpacing demand in the U.S., natural gas prices continue to be weak relative to prices experienced from 2006 through 2008 and are expected to remain below levels considered economical for new investments in numerous natural gas fields. For the first half of 2016, natural gas inventories ended this winter withdrawal season at a near record high of 3,179 Bcf, however, US producers removed another 29 rigs from service during the quarter, bringing the total US rig count to 78% below the peak of 1931 rigs in the fourth quarter of 2014.  The US rig count declined from 450 to 421 during June 2016.  If natural gas production continues to surpass U.S. natural gas demand, prices could remain constrained for an extended period.
Impact to Our Business
During 2015, E&P capital expenditures remained low as budgets were approximately 25% lower than the previous year, and E&P capital expenditures declined an additional 25% during 2016, as a result of the steep oil price decline that began in the fourth quarter of 2014. These declines in capital expenditure budgets are the first back-to-back declines of this magnitude since the 1980s. Certain E&P companies are evaluating near-term oil prices, and how these prices will affect their return on new and existing projects before committing to spend substantial sums from their capital expenditure budgets. We believe E&P companies perceive projects with a longer time to payback, or profitability, as less attractive in the short-term. E&P companies have announced their intention to protect dividend payments even if that means reducing capital expenditures. Therefore, E&P companies are increasingly likely to reduce capital expenditures for projects in the early stages, or exploration phase, of the E&P lifecycle. In low oil price environments, oil companies tend to prioritize production-related activities and existing assets over exploration, and disproportionately cut spending on seismic services and products, which has a negative impact on the seismic industry, including our Company.
The sustained reduction in exploration spending has had a significant impact on our results of operations for the first half of 2016 in all of our segments. In our Solutions segment, we have seen continued softness in customer underwriting of our new venture programs and reductions in our data processing business. We continue to maintain high standards for underwriting new projects, and have delayed certain new venture programs accordingly. We invested $8.6 million in our multi-client data library during the first half of 2016, compared to $13.6 million in the same period in 2015.
Our business has traditionally been seasonal, with the strongest demand for our services and products often in the fourth quarter of our fiscal year. As of June 30, 2016, our Solutions segment backlog, which consists of commitments for (i) data processing work and (ii) both multi-client new venture projects and proprietary projects by our Ventures group underwritten by our customers, was $29.9 million, compared with backlog of $19.2 million at December 31, 2015 and $54.1 million at June 30, 2015. As of June 30, 2016 our Ocean Bottom Services segment backlog, which consists of ocean bottom proprietary projects, was $28.6 million compared to a backlog of zero at both December 31, 2015 and June 30, 2015. As a result of the weakness in exploration spending by E&P companies, our backlog over the last four quarters has been lower than historical levels, however, backlog has increased a combined $39.8 million since the first quarter 2016 due to several new-multi client new venture projects and an OBS survey, which began acquiring data offshore Nigeria during the second quarter. We anticipate that the majority of our current backlog will be recognized as revenue in the remainder of 2016. We expect our full year investment in our multi-client data library to be in the range of $10 to $20 million in 2016.
For the majority of the first half of 2016, our OBS segment was affected by potential E&P customers delaying or canceling decisions to commit capital to OBS projects, causing our vessels to remain idle.  However, as communicated previously, we mobilized our ocean bottom vessels and crew during the second quarter of 2016 to conduct an OBS survey offshore Nigeria. We began acquiring data in late June and expect to complete demobilization by late third quarter of 2016. Despite the extended market downturn and uncertainty, we see significant long-term potential for OceanGeo and our technologies to improve ocean bottom survey productivity, and we expect long-term demand for ocean bottom surveys to increase. We believe that our technology is well suited for additional opportunities in West Africa, and we continue to pursue active tenders and leads for projects in the area.

Our traditional seismic contractor customers are also experiencing weakened demand due to the reduction in seismic spending by their customers. Since early 2014, seismic contractors have taken 35 seismic vessels, or about 29% of the fleet, out of the market. As a result, our Systems segment continued to experience weak year-over-year sales as our revenues fell due to lower demand for spare parts and repairs.
The marine seismic vessel market contraction has also negatively impacted the vessel software market. Our Software segment net revenues decreased for the first half of 2016 compared to the same period of 2015, primarily driven by reduced sales of Orca software licenses.
We continue to monitor the global economy, the demand for crude oil and natural gas and the resulting impact on the capital spending plans and operations of our E&P customers to plan our business. We remain confident that, despite current marketplace challenges described above, we have positioned ourselves to take advantage of the next upturn in the energy cycle by reducing our cost structure, shifting our focus toward E&P solutions and away from equipment sales, and by diversifying our offerings across the E&P lifecycle.
It is our view that technologies that provide a competitive advantage through improved imaging, lower costs or higher productivity will continue to be valued in our marketplace. We believe that our newest technologies, such as Calypso, WiBand, and Marlin, will continue to attract customer interest, because those technologies are designed to deliver enhanced image quality, efficiency, and cost savings.
Cost Reduction Initiatives
During the second quarter of 2016, we implemented additional cost saving initiatives by reducing our current workforce by over 12%. Additional reductions were needed to further streamline our organization and right-size our company to bring it in line with our current revenue stream, while maintaining the necessary core capabilities to continue our operations and strategic initiatives. These additional reductions are expected to result in approximately $15.0 million of annualized savings, (an estimated $9.0 million in 2016), in addition to the $80.0 million of expected annual savings from prior cost reduction initiatives. We expect to begin realizing the vast majority of these savings in the third quarter of this year.
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
On February 26, 2016, WesternGeco filed a petition for writ of certiorari by the Supreme Court. We filed our response on April 27, 2016. On June 20, 2016, the Supreme Court refused to disturb the Court of Appeals ruling finding no lost profits as a matter of law.  Separately, in light of the changes in case law regarding the standard of proof for willfulness in the Halo and Stryker cases, the Supreme Court indicated that the case should be remanded to the Federal Circuit for a determination of whether or not the willfulness determination by the District Court was appropriate.
On May 4, 2016, after referral from the district court, a Magistrate Judge issued an order and report and recommendation in the litigation.  The order and report recommended entry of a final judgment against us on the royalty obligation plus interest, subject to final calculation upon entry of judgment, which is expected to be approximately $22 million and recommended the district court deny our motion to stay any obligation to pay the remaining $22 million that is not related to lost profits. The district court has not yet decided whether to adopt the recommendation of the magistrate.  We will pursue all available objections and appeals to the order and report and recommendation.
As a result of the reversal by the Court of Appeals, as of June 30, 2015, we reduced our prior loss contingency accrual by approximately $102 million, resulting in a current loss contingency accrual of $22 million. Prior to the reduction in damages by the Court of Appeals, we arranged with sureties to post an appeal bond at the trial court. The appeal bond is uncollateralized, but the terms of the appeal bond arrangements provide the sureties the contractual right for as long as the bond is outstanding to require us to post cash collateral. We have received a request for $11 million in collateral and have exchanged correspondence with the sureties in connection with this request. In July 2016, the sureties renewed their request for collateral and we are continuing to discuss terms and options with them. The appeal bond will remain outstanding during the pendency of appeals. See Footnote 7 “Litigation” of Footnotes to Consolidated Financial Statements.

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
The following table is a summary of the loss on extinguishment of debt associated with our second quarter bond exchange (in thousands):

Total debt extinguished	$146,503
Carrying amount of debt issuance cost	(2,376)
Net carrying amount of debt	144,127

New Second Lien Notes issued in exchange	120,569
Cash paid	15,000
Common stock issued	10,740	(a)
Total consideration issued in exchange	146,309

Loss on extinguishment of debt	$(2,182)

(a)	1,205,477 shares issued at $8.91 per share.

Key Financial Metrics
Our results of operations have been materially affected by, restructuring charges and other special charges and credits, which affect the comparability of certain of the financial information contained in this Form 10-Q. In order to assist with the comparability to our historical results of operations, certain of the financial metrics tables and the discussion below exclude charges and credits related to restructuring and other special items. The gross profit (loss), income (loss) from operations, costs and expenses below that are identified as “As Adjusted” reflect the exclusion of the restructuring and other charges shown and described in the tables below. We believe that the non-GAAP presentation of results of operations excluding these items provides a more meaningful comparison of reporting periods.
The table below provides an overview of key financial metrics for our company as a whole and our four business segments for the three and six months ended June 30, 2016, compared to the same period of 2015 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenues:
Solutions:
New Venture	$4,579	$3,636	$7,885	$8,665
Data Library	6,275	7,509	10,547	9,646
Total multi-client revenues	10,854	11,145	18,432	18,311
Data Processing	7,764	11,205	13,204	23,038
Total	$18,618	$22,350	$31,636	$41,349
Systems	$6,626	$7,674	$11,985	$20,443
Software:
Software Systems	$4,096	$5,798	$8,246	$13,527
Services	379	973	517	2,054
Total	$4,475	$6,771	$8,763	$15,581
Ocean Bottom Services	$6,433	$—	$6,433	$—
Total	$36,152	$36,795	$58,817	$77,373
Gross profit (loss):
Solutions	$(3,533)	$(7,856)	$(13,306)	$(18,248)
Systems	1,358	1,500	2,721	6,059
Software	2,761	4,208	5,287	9,798
Ocean Bottom Services	4,267	(7,987)	1,221	(23,532)
Total	$4,853	$(10,135)	$(4,077)	$(25,923)
Gross margin:
Solutions	(19)%	(35)%	(42)%	(44)%
Systems	20%	20%	23%	30%
Software	62%	62%	60%	63%
Ocean Bottom Services	66%	—%	19%	—%
Total	13%	(28)%	(7)%	(34)%

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Income (loss) from operations:
Solutions	$(8,649)		$(19,756)		$(24,126)		$(41,534)
Systems	(1,843)		(2,379)		(4,352)		(1,365)
Software	899		2,095		1,895		5,430
Ocean Bottom Services	2,884		(10,008)		(1,330)		(27,567)
Corporate and other	(9,879)		(10,641)		(18,804)		(22,342)
Loss from operations	$(16,588)		$(40,689)		$(46,717)		$(87,378)
Operating margin:
Solutions	(46)%		(88)%		(76)%		(100)%
Systems	(28)%		(31)%		(36)%		(7)%
Software	20%		31%		22%		35%
Ocean Bottom Services	45%		—%		(21)%		—%
Corporate and other	(27)%		(29)%		(32)%		(29)%
Total	(46)%		(111)%		(79)%		(113)%
Net income (loss) attributable to ION	$(25,342)		$56,069		$(60,356)		$805
Net income (loss) per share:
Diluted	$(2.22)		$5.11		$(5.48)		$0.07

Special Items	4,191	(a)	(100,804)	(b)	4,191	(a)	(97,052)	(c)
Net income (loss) attributable to ION as adjusted	$(21,151)		$(44,735)		$(56,165)		$(96,247)
Net income (loss) per share as adjusted:
Diluted	$(1.85)		$(4.07)		$(5.10)		$(8.77)

(a)
Represents severance charges of $2.0 million and $2.2 million loss on extinguishment of debt associated with our second quarter bond exchange. See footnote 2 “Restructurings and Special Items” of Footnotes to Consolidated Financial Statements.”

(b)    Represents $1.3 million of vacated facility charges offset by $102.0 million reduction in the WesternGeco legal contingency.

(c)	In addition to note (b), the six months ended June 30, 2015 includes severance and facility charges related to the first quarter 2015.

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
Results of Operations
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Our consolidated net revenues of $36.2 million for the three months ended June 30, 2016 (the “Current Quarter”) decreased by $0.6 million, or (2)%, compared to total net revenues of $36.8 million for the three months ended June 30, 2015 (the “Comparable Quarter”). Our overall gross profit (loss) percentage was 13% in the Current Quarter, as compared to (28)% in the Comparable Quarter. For the Current Quarter, our loss from operations was $16.6 million, compared to loss from operations of $40.7 million for the Comparable Quarter.
Net loss for the Current Quarter was $25.3 million, or $(2.22) per share, compared to net income of $56.1 million, or $5.11 per diluted share, for the Comparable Quarter. The Current Quarter result was negatively impacted by special items totaling $4.2 million which included severance expense and a loss on the bond exchange. The Comparable Quarter results were positively impacted by special items totaling $100.8 million, primarily related to an additional partial reversal of a litigation reserve. Excluding these impacts, our net loss for the Current Quarter was $21.2 million or $(1.85) per share, as adjusted and our net loss for the Comparable Quarter was $44.7 million, or $(4.07) per share, as adjusted.

Net Revenues, Gross Profits and Gross Margins
Solutions — Net revenues for the Current Quarter decreased by $3.8 million, or (17)%, to $18.6 million, compared to $22.4 million for the Comparable Quarter. The decrease in revenues was primarily due to continued slowdown in customers’ exploration spending impacting all businesses within the Solutions segments. Despite the decrease in our revenues, gross loss decreased by $4.4 million to $(3.5) million, representing a (19)% gross margin, compared to $(7.9) million, which represented a (35)% gross margin in the Comparable Quarter due to our cost control initiative implemented in 2014 and continued through 2016.
Systems — Net revenues for the Current Quarter decreased by $1.1 million, or (14)%, to $6.6 million, compared to $7.7 million for the Comparable Quarter. The decrease in revenues in the Current Quarter was principally due to reduced activity by seismic contractors as they have taken vessels out of service resulting in reduced demand for repairs and spare parts. Gross profit decreased by $0.1 million to $1.4 million, representing a 20% gross margin for the Current Quarter, compared to $1.5 million, representing a 20% gross margin, for the Comparable Quarter. The decrease in gross profit and margin was the result of lower revenues and the change in the sales mix of products sold during the Current Quarter, partially offset by our cost control initiative implemented in 2014 and continued through 2016.
Software — Net revenues for the Current Quarter decreased $2.3 million, or (34)%, to $4.5 million, compared to $6.8 million for the Comparable Quarter. The decrease in revenues was due to a decrease in Orca licensing revenues as a result of a low utilization rate for vessels deploying our command and control software and unfavorable impact of foreign currency exchange rates impacted by Brexit. Gross profit for the Current Quarter decreased $(1.4) million to $2.8 million, compared to $4.2 million, for the Comparable Quarter. The decrease in Gross profit was due to declines in revenue partially offset by our cost control initiative implemented in 2014 and continued through 2016. Gross margin was 62% in the Current and Comparable Quarter.
Ocean Bottom Services — Net revenues for the current period increased $6.4 million, or 100%, as compared to the Comparable Quarter. Gross profit for the Current Quarter was $4.3 million, representing a 66% gross margin for the Current Quarter, compared to a gross loss of $8.0 million, representing 0% gross margin for the Comparable Quarter. Gross margin for the current period was favorably impacted by lease amendments executed with the vessel owners which reduced a portion of our idle vessel expenses previously accrued. During the second quarter of 2016, our ocean bottom vessels and crew began acquiring data for an OBS survey offshore Nigeria which generated $6.4 million of revenue during the current period.   During 2015, our ocean bottom vessels and crew were idle.
Operating Expenses
Research, Development and Engineering — Research, development and engineering expense decreased $2.4 million, or (33)%, to $4.8 million, for the Current Quarter, compared to $7.2 million for the Comparable Quarter. During the current down-cycle in E&P exploration spending, we have been selective in spending on research and development (“R&D”) projects in order to reduce expenses without sacrificing our ability to develop our technologies. As discussed above, despite the extended market downturn and uncertainty, we see significant long-term potential for OceanGeo and our technologies to improve ocean bottom survey productivity, and we expect long-term demand for ocean bottom production surveys (4D) to increase.
Marketing and Sales — Marketing and sales expense decreased $3.9 million, or (45)%, to $4.7 million, for the Current Quarter, compared to $8.6 million, for the Comparable Quarter. During the current down-cycle in oil and gas exploration spending, we have also reduced our payroll and marketing expenses.
General, Administrative and Other Operating Expenses — General, administrative and other operating expenses decreased $2.7 million, or (18)%, to $12.0 million, for the Current Quarter, compared to $14.7 million for the Comparable Quarter. This decrease was primarily related to reduced expenses in the Current Quarter due to restructuring actions taken in 2014 and continued through 2016.
Other Items
Interest Expense, net — Interest expense, net, was $4.7 million for the Current Quarter consistent with $4.6 million for the Comparable Quarter. Interest expense in both quarters is primarily related to the Notes. For additional information, please refer to “Liquidity and Capital Resources — Sources of Capital” below.
Income Tax Expense — Income tax expense for the Current Quarter was $2.3 million compared to $0.5 million for the Comparable Quarter. Our effective tax rates for the Current Quarter and Comparable Quarter were (9.8)% and 0.9%, respectively. Income tax expense incurred for the Current Quarter primarily relates to taxable income generated by our non-U.S. businesses, which we are not able to offset with U.S. sourced operating losses. The effective tax rate was also negatively impacted by the change in valuation allowance related to operating losses for which we cannot currently recognize a tax benefit.

Other Income (Expense), Net — Other expense for the Current Quarter was $1.7 million compared to other income of $102 million for the Comparable Quarter. This difference was primarily related to a loss of $2.2 million on the exchange of bonds during the Current Quarter compared to a reduction in our loss contingency accrual related to the WesternGeco legal proceedings recorded in the Comparable Quarter.
The following table reflects the significant items of other income (expense), net as follows (in thousands):

	Three Months Ended June 30,
	2016	2015
Reductions of loss contingency related to legal proceedings (Footnote 7)	$—	$101,978
Loss on bond exchange	(2,182)	—
Other income (expense), net	465	(378)
Total other income (expense), net	$(1,717)	$101,600

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Our consolidated total net revenues of $58.8 million for the six months ended June 30, 2016 (the “Current Period”) decreased by $18.6 million, or 24%, compared to total net revenues of $77.4 million for the six months ended June 30, 2015 (the “Comparable Period”). Our overall gross profit (loss) percentage for the Current Period was (7)%, compared to (34)%, for the Comparable Period. For the Current Period, our income (loss) from operations was $(46.7) million, compared to $(87.4) million, for the Comparable Period.
Net loss for the Current Period was $60.4 million, or $(5.48) per share, compared to a net income of $0.8 million, or $0.07 per diluted share, in the Comparable Period. The Current Period results were negatively impacted by special items totaling $4.2 million which included severance expense and a loss on exchange of bonds. The Comparable Period results were positively impacted by special items totaling $97.0 million, primarily related to an additional partial reversal of a litigation reserve. Excluding the impact of these special items, adjusted net loss for Current Period was $56.2 million, or $(5.10) per share compared to adjusted net income of $96.2 million, or $(8.77) per share, in the Comparable Period.
Net Revenues, Gross Profits and Gross Margins
Solutions — Net revenues for the Current Period decreased by $9.7 million, or 23%, to $31.6 million, compared to $41.3 million for the Comparable Period. Revenues for our multi-client businesses within Solutions decreased due to the continued softness of exploration spending. Despite the decrease in our revenues, gross loss decreased by $4.9 million to a gross loss of $(13.3) million, representing a (42)% gross margin, compared to a gross loss of $(18.2) million, representing a (44)% gross margin, in the Comparable Period due to our cost control initiatives started in 2014 and continued in 2016.
Systems — Net revenues for the Current Period decreased by $8.4 million, or 41%, to $12.0 million, compared to $20.4 million for the Comparable Period. Gross profit decreased by $3.4 million to $2.7 million, representing a 23% gross margin, for the Current Period compared to $6.1 million, representing a 30% gross margin, for the Comparable Period. This decrease in revenues in the Current Period was principally due to reduced activity by seismic contractors as they have taken vessels out of service resulting in a reduction in repairs and purchases of spares. Gross profits and gross margin decreased due to the significant reduction in revenues in the Current Period compared to the Comparable Period, partially offset by our cost control initiatives started in 2014 and continued in 2016.
Software — Net revenues for the Current Period decreased by $6.8 million, or 44%, to $8.8 million, compared to $15.6 million for the Comparable Period. Gross profit for the Current Period decreased by $4.5 million to $5.3 million, compared to $9.8 million in the Comparable Period. The decrease in revenues was due to a decrease in Orca licensing revenues occurring in the Current Period and, and the unfavorable impact of foreign currency exchange rates impacted by Brexit. Gross margin of 60% in the Current Period decreased from the 63% gross margin in the Comparable Period primarily due to the decline in revenues in the Current Period, partially offset by our cost control initiatives started in 2014 and continued in 2016.
Ocean Bottom Services — Net revenues for the Current Period increased $6.4 million, or 100% compared to zero for the Comparable Period. Gross profit for the Current Period was $1.2 million compared to gross profit of $(23.5) million for the Comparable Period. During the second quarter of 2016, our ocean bottom vessels and crew began acquiring data for an OBS survey offshore Nigeria which generated $6.4 million of revenue during the current period.   During 2015, our ocean bottom vessels and crew were idle.

Operating Expenses
Research, Development and Engineering — Research, development and engineering expense was $10.4 million for the Current Period, a decrease of $4.6 million, or (31)%, compared to $15.0 million for the Comparable Period. During the current down-cycle in E&P exploration spending, we have been selective in spending on research and development (“R&D”) projects in order to reduce expenses without sacrificing our ability to develop our technologies, including a one-time spend of $1.0 million related to the acquisition of Sailwings (in-process R&D). As discussed above, despite the extended market downturn and uncertainty, we see significant long-term potential for OceanGeo and our technologies to improve ocean bottom survey productivity, and we expect long-term demand for ocean bottom production surveys (4D) to increase.
Marketing and Sales — Marketing and sales expense was $8.7 million for the Current Period, a decrease of $7.8 million, or (47)%, compared to $16.5 million, for the Comparable Period. During the current down-cycle in E&P exploration spending, we have also reduced our payroll and marketing expenses.
General, Administrative and Other Operating Expenses — General, administrative and other operating expenses were $23.6 million for the Current Period, a decrease of $6.4 million, or (21)%, compared to $30.0 million for the Comparable Period. This decrease was primarily the result of the restructuring actions taken in 2014 and 2015 that reduced expenses in the Current Period.
Other Items
Interest Expense, net — Interest expense, net, was $9.4 million for the Current Period compared to $9.2 million for the Comparable Period. Interest expense in both quarters is primarily related to the Notes. For additional information, please refer to “— Liquidity and Capital Resources — Sources of Capital” below.
Other Income, Net — Other expense for the Current Period was $1.6 million compared to other income of $98.4 million for the Comparable Period. This difference was primarily related to a loss of $2.2 million on the exchange of bonds during the Current Period compared to a $102.0 million reduction in our loss contingency accrual related to the WesternGeco legal proceedings, partially offset by $1.9 million of facility restructuring charges recorded in the Comparable Quarter.
The following table reflects the significant items of other income (expense), net as follows (in thousands):

	Six Months Ended June 30,
	2016	2015
Reductions of loss contingency related to legal proceedings (Footnote 7)	$—	$101,978
Facility restructuring charges	—	(1,913)
Loss on bond exchange	(2,182)	—
Other income (expense), net	585	(1,684)
Total other income (expense), net	$(1,597)	$98,381
Income Tax Expense — Income tax expense for the Current Period was $2.5 million compared to $1.5 million for the Comparable Period. Our effective tax rates for the Current Period and Comparable Period were (4.4)% and 85.5%, respectively. Our income tax expense for the Current Period primarily relates to income from our non-US businesses. Our effective tax rate for the Current Period was negatively impacted by the change in valuation allowance related to operating losses for which we cannot currently recognize a tax benefit. See further discussion of establishment of the deferred tax valuation allowance at Footnote 6 “Income Taxes” of Notes to Unaudited Condensed Consolidated Financial Statements.

Liquidity and Capital Resources
Sources of Capital
As of June 30, 2016, we had $52.4 million of cash on hand and $11.9 million of undrawn borrowing base availability under the Credit Facility. Our cash requirements include working capital requirements and cash required for our debt service payments, multi-client seismic data acquisition activities and capital expenditures. As of June 30, 2016, we had working capital of $40.6 million. Working capital requirements are primarily driven by our investment in our (i) multi-client data library ($8.6 million in the Current Period) and, (ii) working capital requirements on our OBS survey in our Ocean Bottom Services segment, and (iii) our inventory purchase obligations. Also, our headcount has traditionally been a significant driver of our working capital needs. Because a significant portion of our business is involved in the planning, processing and interpretation of seismic data services, one of our largest investments is in our employees, which involves cash expenditures for their salaries, bonuses, payroll taxes and related compensation expenses. As previously noted, since December 2014, we have reduced our workforce by over 50%, and reduced salaries by 10% for a majority of our employees and closed selected facilities. These actions to result in annualized cash savings of approximately $80.0 million which we began to fully benefit from these savings in the fourth quarter of 2015. In April, 2016, we implemented additional cost saving initiatives by reducing our current workforce by over 12%. These further reductions are expected to result in approximately $15.0 million of additional annualized savings, with an estimated $9.0 million in 2016. We expect to begin realizing the vast majority of these savings in the third quarter of this year.
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
The borrowing base under the Credit Facility will increase or decrease monthly using a formula based on certain eligible receivables, eligible inventory and other amounts, including a percentage of the net orderly liquidation value of our multi-client data library (not to exceed $15.0 million for the multi-client data library data component). As of June 30, 2016, the borrowing base under the Credit Facility was $26.9 million, and there was $15.0 million of outstanding indebtedness under the Credit Facility.
The Credit Facility requires us to maintain compliance with various covenants. At June 30, 2016, we were in compliance with all of the covenants under the Credit Facility. For further information regarding our Credit Facility, see Footnote 4 “Long-term Debt” of Footnotes to Consolidated Financial Statements.
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
The Third Lien Notes Indenture requires us to maintain compliance with various covenants. At June 30, 2016, we were in compliance with all of the covenants under the Third Lien Notes Indenture. For further information regarding the Third Lien Notes, see Footnote 3 “Long-term Debt” of Footnotes to Unaudited Condensed Consolidated Financial Statements.
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
The indenture dated April 28, 2016 governing the Second Lien Notes (the “Second Lien Notes Indenture”) contains certain covenants that, among other things, limits or prohibits our ability and the ability of our restricted subsidiaries to take certain actions or permit certain conditions to exist during the term of the Second Lien Notes, including among other things, incurring additional indebtedness, creating liens, paying dividends and making other distributions in respect of our capital stock, redeeming our capital stock, making investments or certain other restricted payments, selling certain kinds of assets, entering into transactions with affiliates, and effecting mergers or consolidations. These and other restrictive covenants contained in the Second Lien Notes Indenture are subject to certain exceptions and qualifications. At June 30, 2016, we were in compliance with all of the covenants under the Second Lien Notes Indenture. All of our subsidiaries are currently restricted subsidiaries.
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
Meeting our Liquidity Requirements
As of June 30, 2016, our total outstanding indebtedness (including capital lease obligations) was approximately $165.5 million, consisting of approximately $120.6 million outstanding Second Lien Notes, $28.5 million Third Lien Notes, $15.0 million outstanding indebtedness under our Credit Facility, $6.1 million of equipment capital leases, and $0.7 million of other debt. In addition, we have recorded an unamortized debt issuance costs of $5.3 million related to the Second and Third Lein Notes.
For the Current Period, total capital expenditures, including the investments in our multi-client data library, were $8.9 million. We began investing in MexicoSPAN early in the third quarter of 2015. This project is well funded by several of our major E&P customers. We expect investments in our multi-client data library this year to be in the range of $10.0 million to $20.0 million. Our full year investment in our multi-client data library has been significantly reduced in 2016 compared to 2015 due to the uncertainty in the E&P industry and their reduced capital expenditures budgets for 2016.
In late April, we completed our Exchange Offer, retiring approximately $25.9 million of our $175.0 million Third Lien Notes, using approximately $15.0 million of our cash. We believe that the consummation of the Exchange Offer will ultimately improve our liquidity position and give us more flexibility in how we invest cash into our businesses. See “Executive Summary – Macroeconomic Conditions” above.
Subject to a payment obligation in the amount of the loss contingency we have established with respect to our ongoing WesternGeco litigation (as discussed below), we believe that our existing cash balance, and positive cash to be generated from operations through increased revenues expected in the second half of 2016 and our borrowing availability under our Credit Facility will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, as set forth below, a potential future requirement to satisfy a payment obligation with respect to the WesternGeco litigation in excess of our loss contingency accrual could have a material adverse effect on our liquidity and, as a result, our business, financial condition and results of operations.
Loss Contingency – WesternGeco Lawsuit
As of June 30, 2016, we have a loss contingency of $22 million accrued related to the legal proceedings with WesternGeco. As described at Part II, Item 1. “Legal Proceedings,” there are possible scenarios involving an outcome in the WesternGeco lawsuit that could materially and adversely affect our liquidity. Prior to the reduction in damages by the Court of Appeals, we arranged with sureties to post an appeal bond at the trial court. The appeal bond is uncollateralized, but the terms of the appeal bond arrangements provide the sureties the contractual right for as long as the bond is outstanding to require us to post cash collateral. We have received a request for $11 million in collateral and have exchanged correspondence with the sureties in connection with this request.
On May 4, 2016, after referral from the district court, a Magistrate Judge issued an order and report and recommendation in the litigation.  The order and report recommended entry of a final judgment against us on the royalty obligation plus interest, subject to final calculation upon entry of judgment, which is expected to be approximately $22 million and recommended the district court deny our motion to stay any obligation to pay the remaining $22 million. The district court has not yet decided whether to adopt the recommendation of the magistrate.  We will pursue all available objections and appeals to the order and report and recommendation.
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

Cash Flow from Operations
In the six months ended June 30, 2016 (the “Current Period”), we consumed $12.3 million of cash from operating activities compared to a net consumption of $22.5 million for the six months ended June 30, 2015 (the “Comparable Period”). The decrease in net cash used in operations was due to improved operating results. Although revenues declined 24% as compared to prior year, the impact of our cost reduction measures helped reduce our loss from operations by 59% as compared to the prior year period. In addition, cash from operations received during the Current Quarter also benefited from collections of cash from our accounts receivable generated in the fourth quarter of 2015, partially offset by payments of accounts payable.
Cash Flow from Investing Activities
Cash used in investing activities was $9.0 million, in Current Period compared to $30.6 million for the Comparable Period. The principal uses of cash in our investing activities during the Current Period were $8.6 million invested in our multi-client data library and $0.3 million of capital expenditures on property, plant, equipment and seismic rental equipment.
The principal use of cash in our investing activities during the Comparable Period were $13.6 million invested in our multi-client data library, and $17.2 million for capital expenditures related to property, plant and equipment.
Cash Flow from Financing Activities
Net cash used in financing activities was $11.9 million, in the Current Period, compared to $3.5 million of cash used in the Comparable Period. The primary use of cash in our financing activities during the Current Period were $4.8 million for payments on equipment capital leases, $6.2 million of debt issuance costs and $1.0 million of stock repurchases. In addition, we borrowed $15.0 million on our revolving line of credit offset by a payment of $15.0 million to repurchase bonds.
The net cash used in financing activities during the Comparable Period was primarily related to $3.6 million of repayments of long-term debt.
Inflation and Seasonality
Inflation in recent years has not had a material effect on our costs of goods or labor, or the prices for our products or services. Traditionally, our business has been seasonal, with strongest demand often occurring in the fourth quarter of our fiscal year.
Critical Accounting Policies and Estimates
Refer to our Annual Report on Form 10-K for the year ended December 31, 2015 for a complete discussion of our significant accounting policies and estimates. There have been no material changes in the Current Period regarding our critical accounting policies and estimates. For discussion of recent accounting pronouncements, see Footnote 15 “Recent Accounting Pronouncements” of Footnotes to Unaudited Condensed Consolidated Financial Statements.
Foreign Sales Risks
The majority of our foreign sales are denominated in United States dollars. Product revenues are allocated to geographical locations on the basis of the ultimate destination of the equipment, if known. If the ultimate destination of such equipment is not known, product revenues are allocated to the geographical location of initial shipment. Service revenues, which primarily relate to our Ventures and Data Processing divisions, are allocated based upon the billing location of the customer. For the Current Period and Comparable Period, international sales comprised 79% and 78%, respectively, of total net revenues. The total percentage of sales from foreign countries increased in the Current Period compared to the Comparable Period due to our revenues in North America decreasing at a higher rate than the decrease in revenues that we experienced in the international markets.

The following table is a summary of net revenues by geographic area (in thousands):	Six Months Ended June 30,
	2016	2015
Net revenues by geographic area:
Europe	$17,092	$28,610
North America	12,272	16,843
Africa	9,269	7,039
Latin America	7,506	7,667
Asia Pacific	6,172	9,182
Middle East	5,443	7,015
Other	1,063	1,017
Total	$58,817	$77,373
Credit Risks
At June 30, 2016, we had two customers (one integrated major oil company and one national oil company) with balances greater than 10% (23% and 16%, respectively) of our total combined accounts and unbilled receivable balances.
The loss of either of these customers or deterioration in our relationship with these customers could have a material adverse effect on our results of operations and financial condition.
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
Our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2016.
Changes in Internal Control over Financial Reporting. There was not any change in our internal control over financial reporting that occurred during the three months ended June 30, 2016, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On February 26, 2016, WesternGeco filed a petition for writ of certiorari by the Supreme Court. We filed our response on April 27, 2016. On June 20, 2016, the Supreme Court refused to disturb the Court of Appeals ruling finding no lost profits as a matter of law.  Separately, in light of the changes in case law regarding the standard of proof for willfulness in the Halo and Stryker cases, the Supreme Court indicated that the case should be remanded to the Federal Circuit for a determination of whether or not the willfulness determination by the District Court was appropriate.
On May 4, 2016, after referral from the district court, a Magistrate Judge issued an order and report and recommendation in the litigation.  The order and report recommended entry of a final judgment against us on the royalty obligation plus interest, subject to final calculation upon entry of judgment, which is expected to be approximately $22 million and recommended the district court deny our motion to stay any obligation to pay the remaining $22 million that is not related to lost profits. The district court has not yet decided whether to adopt the recommendation of the magistrate. We will pursue all available objections and appeals to the order and report and recommendation.
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

Prior to the reduction in damages by the Court of Appeals, we arranged with sureties to post an appeal bond at the trial court. The appeal bond is uncollateralized, but the terms of the appeal bond arrangements provide the sureties the contractual right for as long as the bond is outstanding to require us to post cash collateral. We have received a request for $11 million in collateral and have exchanged correspondence with the sureties in connection with this request. In July 2016, the sureties renewed their request for collateral and we are continuing to discuss terms and options with them. The appeal bond will remain outstanding during the pendency of appeals.
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
Item 1A. Risk Factors
This report contains or incorporates by reference statements concerning our future results and performance and other matters that are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “would,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of such terms or other comparable terminology. Examples of other forward-looking statements contained or incorporated by reference in this report include statements regarding:

•	the expected outcome of the WesternGeco litigation and future potential adverse effects on our liquidity;

•	future oil and gas commodity prices;

•	future levels of capital expenditures of our customers for seismic activities;

•	the effects of current and future worldwide economic conditions (particularly in developing countries) and demand for oil and natural gas and seismic equipment and services;

•	future borrowing capacity on our Credit Facility based on future levels of our borrowing base;

•	the effects of current and future unrest in the Middle East, North Africa and other regions, including Ukraine;

•	the timing of anticipated revenues and the recognition of those revenues for financial accounting purposes;

•	the effects of ongoing and future industry consolidation, including, in particular, the effects of consolidation and vertical integration in the towed marine seismic streamers market;

•	the timing of future revenue realization of anticipated orders for multi-client survey projects and data processing work in our Solutions segment;

•	future levels of our capital expenditures;

•	future government regulations, particularly in the Gulf of Mexico;

•	expected net revenues, income from operations and net income;

•	expected gross margins for our services and products;

•	our Ocean Bottom Services chartered vessels remaining idle for an extended period;

•	future seismic industry fundamentals, including future demand for seismic services and equipment;

•	future benefits to our customers to be derived from new services and products;

•	future benefits to be derived from our investments in technologies, joint ventures and acquired companies;

•	future growth rates for our services and products;

•	the degree and rate of future market acceptance of our new services and products;

•	expectations regarding E&P companies and seismic contractor end-users purchasing our more technologically-advanced services and products;

•	anticipated timing and success of commercialization and capabilities of services and products under development and start-up costs associated with their development;

•	future cash needs and future availability of cash to fund our operations and pay our obligations;

•	potential future acquisitions;

•	future opportunities for new services and products and projected research and development expenses;

•	expected continued compliance with our debt financial covenants;

•	expectations regarding realization of deferred tax assets; and

•	anticipated results with respect to certain estimates we make for financial accounting purposes.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) During the three months ended June 30, 2016, in connection with the vesting of (or lapse of restrictions on) shares of our restricted stock held by certain employees, we acquired shares of our common stock in satisfaction of tax withholding obligations that were incurred on the vesting date. The date of acquisition, number of shares and average effective acquisition price per share were as follows:

Period	(a) Total Number of Shares Acquired	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Program
April 1, 2016 to April 30, 2016	—	$—	Not applicable	Not applicable
May 1, 2016 to May 31, 2016	—	$—	Not applicable	Not applicable
June 1, 2016 to June 30, 2016	77	$6.97	Not applicable	Not applicable
Total	77	$6.97
On November 4, 2015, our board of directors approved a stock repurchase program authorizing us to repurchase, from time to time from November 10, 2015 through November 10, 2017, up to $25.0 million in shares of our outstanding common stock. The stock repurchase program may be implemented through open market repurchases or privately negotiated transactions, at management’s discretion. The actual timing, number and value of shares repurchased under the program will be determined by management at its discretion and will depend on a number of factors including the market price of the shares of our common stock and general market and economic conditions, applicable legal requirements and compliance with the terms of our outstanding indebtedness. The repurchase program does not obligate us to acquire any particular amount of common stock and may be modified or suspended at any time and could be terminated prior to completion. Since the program’s inception on November 10, 2015 through June 30, 2016, we had repurchased 451,792 shares our common stock at an average price per share of $6.54, and we have approximately $22.0 million of remaining authorized capacity available pursuant to the repurchase program. The number of shares repurchased and the average price per repurchased share has been retroactively adjusted to reflect the one-for-fifteen reverse stock split completed on February 4, 2016. On June 30, 2016, the closing sale price for our common stock was $6.23 on the NYSE.
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

101
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations for the three- and six-months ended June 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three- and six-months ended June 30, 2016 and 2015, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, (v) Footnotes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ION GEOPHYSICAL CORPORATION

By	/s/ Steven A. Bate
Steven A. Bate
Executive Vice President and Chief Financial Officer
Date: August 4, 2016

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

101
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations for the three- and six-months ended June 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three- and six-months ended June 30, 2016 and 2015, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, (v) Footnotes to Unaudited Condensed Consolidated Financial Statements.