Form 10-Q
period 2017-03-31
ION GEOPHYSICAL CORP
filed 2017-05-04
CIK 866609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No  ☒
At May 1, 2017, there were 11,871,647 shares of common stock, par value $0.01 per share, outstanding.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS FOR FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2017

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2017	December 31, 2016
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$49,640	$52,652
Accounts receivable, net	16,173	20,770
Unbilled receivables	17,423	13,415
Inventories	15,220	15,241
Prepaid expenses and other current assets	7,262	9,559
Total current assets	105,718	111,637
Property, plant, equipment and seismic rental equipment, net	63,173	67,488
Multi-client data library, net	101,493	105,935
Goodwill	22,542	22,208
Intangible assets, net	2,745	3,103
Other assets	2,457	2,845
Total assets	$298,128	$313,216
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$12,966	$14,581
Accounts payable	26,662	26,889
Accrued expenses	29,878	26,240
Accrued multi-client data library royalties	23,613	23,663
Deferred revenue	10,834	3,709
Total current liabilities	103,953	95,082
Long-term debt, net of current maturities	144,373	144,209
Other long-term liabilities	18,026	20,527
Total liabilities	266,352	259,818
Equity:
Common stock, $0.01 par value; authorized 26,666,667 shares; outstanding 11,871,647 and 11,792,447 shares at March 31, 2017 and December 31, 2016, respectively	119	118
Additional paid-in capital	900,056	899,198
Accumulated deficit	(848,021)	(824,679)
Accumulated other comprehensive loss	(21,231)	(21,748)
Total stockholders’ equity	30,923	52,889
Noncontrolling interest	853	509
Total equity	31,776	53,398
Total liabilities and equity	$298,128	$313,216
See accompanying Footnotes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
	(In thousands, except per share data)
Service revenues	$23,828	$13,156
Product revenues	8,728	9,509
Total net revenues	32,556	22,665
Cost of services	22,299	25,837
Cost of products	4,156	5,758
Gross profit (loss)	6,101	(8,930)
Operating expenses:
Research, development and engineering	3,495	5,609
Marketing and sales	4,486	4,010
General, administrative and other operating expenses	12,032	11,580
Total operating expenses	20,013	21,199
Loss from operations	(13,912)	(30,129)
Interest expense, net	(4,464)	(4,734)
Other income (expense), net	(5,068)	120
Loss before income taxes	(23,444)	(34,743)
Income tax expense (benefit)	(418)	293
Net loss	(23,026)	(35,036)
Net (income) loss attributable to noncontrolling interests	(316)	22
Net loss attributable to ION	$(23,342)	$(35,014)
Net loss per share:
Basic	$(1.98)	$(3.30)
Diluted	$(1.98)	$(3.30)
Weighted average number of common shares outstanding:
Basic	11,818	10,600
Diluted	11,818	10,600

See accompanying Footnotes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Net loss	$(23,026)	$(35,036)
Other comprehensive income (loss), net of taxes, as appropriate:
Foreign currency translation adjustments	517	(1,462)
Comprehensive net loss	(22,509)	(36,498)
Comprehensive (income) loss attributable to noncontrolling interest	(316)	22
Comprehensive net loss attributable to ION	$(22,825)	$(36,476)

See accompanying Footnotes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net loss	$(23,026)	$(35,036)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization (other than multi-client data library)	4,677	5,672
Amortization of multi-client data library	9,258	7,139
Stock-based compensation expense	634	743
Accrual for loss contingency related to legal proceedings	5,000	—
Deferred income taxes	(1,909)	54
Change in operating assets and liabilities:
Accounts receivable	4,756	29,211
Unbilled receivables	(5,348)	2,212
Inventories	(274)	350
Accounts payable, accrued expenses and accrued royalties	(2,488)	(10,558)
Deferred revenue	7,193	(527)
Other assets and liabilities	3,510	3,219
Net cash provided by operating activities	1,983	2,479
Cash flows from investing activities:
Cash invested in multi-client data library	(3,363)	(6,327)
Purchase of property, plant, equipment and seismic rental assets	(49)	(266)
Net cash used in investing activities	(3,412)	(6,593)
Cash flows from financing activities:
Repurchase of common stock	—	(964)
Payments on notes payable and long-term debt	(1,706)	(2,212)
Costs associated with issuance of debt	—	(1,315)
Costs associated with issuance of equity	(123)	—
Other financing activities	(163)	13
Net cash used in financing activities	(1,992)	(4,478)
Effect of change in foreign currency exchange rates on cash and cash equivalents	409	329
Net decrease in cash, and cash equivalents	(3,012)	(8,263)
Cash and cash equivalents at beginning of period	52,652	84,933
Cash and cash equivalents at end of period	$49,640	$76,670
See accompanying Footnotes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1)    Basis of Presentation
The condensed consolidated balance sheet of ION Geophysical Corporation and its subsidiaries (collectively referred to as the “Company” or “ION,” unless the context otherwise requires) at December 31, 2016 has been derived from the Company’s audited consolidated financial statements at that date. The condensed consolidated balance sheet at March 31, 2017, and the condensed consolidated statements of operations, comprehensive loss and cash flows for the three months ended March 31, 2017 and 2016, are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2017, are not necessarily indicative of the operating results for a full year or of future operations.
The Company has non-redeemable noncontrolling interests. Non-redeemable noncontrolling interests in majority-owned affiliates are reported as a separate component of equity in “Noncontrolling interests” in the Consolidated Balance Sheets.
These condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements presented in accordance with accounting principles generally accepted in the United States have been omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
(2)    Segment Information
The Company evaluates and reviews its results based on three business segments: E&P Technology & Services, E&P Operations Optimization, and Ocean Bottom Seismic Services. The Company measures segment operating results based on income (loss) from operations.

The following table is a summary of segment information (in thousands):

	Three Months Ended March 31,
	2017	2016
Net revenues:
E&P Technology & Services:
New Venture	$6,949	$3,306
Data Library	10,606	4,272
Total multi-client revenues	17,555	7,578
Imaging Services	5,755	5,440
Total	23,310	13,018
E&P Operations Optimization:
Devices	4,990	5,359
Optimization Software & Services	4,256	4,288
Total	9,246	9,647
Ocean Bottom Seismic Services	—	—
Total	$32,556	$22,665
Gross profit (loss):
E&P Technology & Services	$4,010	$(9,773)
E&P Operations Optimization	4,787	4,719
Ocean Bottom Seismic Services	(2,696)	(3,876)
Total	$6,101	$(8,930)
Gross margin:
E&P Technology & Services	17%	(75)%
E&P Operations Optimization	52%	49%
Ocean Bottom Seismic Services	—%	—%
Total	19%	(39)%
Income (loss) from operations:
E&P Technology & Services	$(1,096)	$(14,714)
E&P Operations Optimization	1,549	1,601
Ocean Bottom Seismic Services	(4,008)	(7,631)
Support and other	(10,357)	(9,385)
Loss from operations	(13,912)	(30,129)
Interest expense, net	(4,464)	(4,734)
Other income (expense), net	(5,068)	120
Loss before income taxes	$(23,444)	$(34,743)

(3)    Long-term Debt

The following table is a summary of long-term debt obligations, net (in thousands):

Obligations (in thousands)	March 31, 2017	December 31, 2016
Senior secured second-priority lien notes (maturing December 15, 2021)	$120,569	$120,569
Senior secured third-priority lien notes (maturing May 15, 2018)	28,497	28,497
Revolving line of credit (maturing August 22, 2019)	10,000	10,000
Equipment capital leases	2,304	3,446
Other debt	852	1,415
Costs associated with issuances of debt (1)	(4,883)	(5,137)
Total	157,339	158,790
Current portion of long-term debt and lease obligations	(12,966)	(14,581)
Non-current portion of long-term debt and lease obligations	$144,373	$144,209

(1)
Represents debt issuance costs presented as a direct deduction from the carrying amount of the debt liability associated with the Senior Secured Second-Priority and Senior Secured Third-Priority Lien Notes. These amounts do not include $0.9 million and $1.2 million of debt issuance costs associated with the Revolving Credit Facility as of March 31, 2017 and December 31, 2016 respectively, which are included within other assets on the balance sheet.

Revolving Credit Facility
In August 2014, ION and its material U.S. subsidiaries, GX Technology Corporation, ION Exploration Products (U.S.A.), Inc., I/O Marine Systems, Inc. and (collectively, the “Subsidiary Borrowers”), and together with the Company, (collectively, the “Borrowers”) entered into a Revolving Credit and Security Agreement with PNC Bank, National Association (“PNC”), as agent (the “Original Credit Agreement”), which was amended by the First Amendment to Revolving Credit and Security Agreement in August 2015 (the “First Amendment”) and the Second Amendment (as defined below) (the Original Credit Agreement, as amended by the First Amendment, and the Second Amendment, the “Credit Facility”). For a complete discussion of the terms, available credit and security of this Credit Facility, prior to the effectiveness of the Second Amendment, see Footnote 4 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
The Credit Facility is available to provide for the Borrowers’ general corporate needs, including working capital requirements, capital expenditures, surety deposits and acquisition financing. The maximum amount of the revolving line of credit under the Credit Facility is the lesser of $40.0 million or a monthly borrowing base.
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

•
establish a reserve that will reduce the amount available to be borrowed by the aggregate amount owing under all Third Lien Notes that remain outstanding (if any) on or after February 14, 2018 (i.e., 90 days prior to the stated maturity of the Third Lien Notes);

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

•
eliminated the potential early commitment termination date and early maturity date that would otherwise have occurred ninety (90) days prior to the maturity date of the Third Lien Notes if any of the Third Lien Notes then remained outstanding.

The borrowing base under the Credit Facility will increase or decrease monthly using a formula based on certain eligible receivables, eligible inventory and other amounts, including a percentage of the net orderly liquidation value of the Borrowers’ multi-client library (not to exceed $15.0 million for the multi-client data library data component).  As of March 31, 2017, the borrowing base under the Credit Facility was $19.5 million, and there was $10.0 million of indebtedness under the Credit Facility. The Credit Facility is scheduled to mature on August 22, 2019.
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

The Credit Facility, requires that ION and the Subsidiary Borrowers maintain a minimum fixed charge coverage ratio of 1.1 to 1.0 as of the end of each fiscal quarter during the existence of a covenant testing trigger event. The fixed charge coverage ratio is defined as the ratio of (i) ION’s EBITDA, minus unfunded capital expenditures made during the relevant period, minus distributions (including tax distributions) and dividends made during the relevant period, minus cash taxes paid during the relevant period, to (ii) certain debt payments made during the relevant period. A covenant testing trigger event occurs upon (a) the occurrence and continuance of an event of default under the Credit Facility or (b) the failure to maintain a measure of liquidity greater than (i) $7.5 million for five consecutive business days or (ii) $6.5 million on any given business day. Liquidity, as defined in the Credit Facility, is the Company’s excess availability to borrow ($9.5 million at March 31, 2017) plus the aggregate amount of unrestricted cash held by ION, the Subsidiary Borrowers and their domestic subsidiaries.
At March 31, 2017, the Company was in compliance with all of the covenants under the Credit Facility.
The Credit Facility contains customary event of default provisions (including a “change of control” event affecting ION), the occurrence of which could lead to an acceleration of the Company’s obligations under the Credit Facility as amended.
Senior Secured Notes
In May 2013, the Company sold $175.0 million aggregate principal amount of 8.125% Senior Secured Second-Priority Notes due 2018 (the “Third Lien Notes”) in a private offering pursuant to an Indenture dated as of May 13, 2013 (the “Third Lien Notes Indenture”). On April 28, 2016, the Company successfully completed an exchange offer (the “Exchange Offer”) and consent solicitation (the “Consent Solicitation”) related to the Third Lien Notes. For a complete discussion of the terms of the Exchange Offer and Consent Solicitation, see Footnote 4 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Prior to the completion of the Exchange Offer and Consent Solicitation the Third Lien Notes were senior secured second-priority obligations of the Company. After giving effect to the Exchange Offer and Consent Solicitation, the remaining aggregate principal amount of approximately $28.5 million of outstanding Third Lien Notes became senior secured third-priority obligations of the Company subordinated to the liens securing all senior and second priority indebtedness of the Company, including under the Credit Facility and Second-Priority Lien Notes (defined below).
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
As of March 31, 2017, the Company was in compliance with the covenants with respect to the Third Lien Notes.
On or after May 15, 2015, the Company may on one or more occasions redeem all or a part of the Third Lien Notes at the redemption prices set forth below, plus accrued and unpaid interest and special interest, if any, on the Third Lien Notes redeemed during the 12-month period beginning on May 15th of the years indicated below:

Date	Percentage
2015	104.063%
2016	102.031%
2017 and thereafter	100.000%
The Second Lien Notes are senior secured second-priority obligations guaranteed by the Guarantors. The Second Lien Notes mature on December 15, 2021. Interest on the Second Lien Notes accrues at the rate of 9.125% per annum and is payable semiannually in arrears on June 15 and December 15 of each year during their term, except that the interest payment otherwise payable on June 15, 2021 will be payable on December 15, 2021.
The indenture dated April 28, 2016, governing the Second Lien Notes (the “Second Lien Notes Indenture”) contains certain covenants that, among other things, limits or prohibits the Company’s ability and the ability of its restricted subsidiaries to take certain actions or permit certain conditions to exist during the term of the Second Lien Notes, including among other things, incurring additional indebtedness, creating liens, paying dividends and making other distributions in respect of the Company’s capital stock, redeeming the Company’s capital stock, making investments or certain other restricted payments, selling certain kinds of assets, entering into transactions with affiliates, and effecting mergers or consolidations. These and other restrictive covenants contained in the Second Lien Notes Indenture are subject to certain exceptions and qualifications. All of the Company’s subsidiaries are currently restricted subsidiaries.
As of March 31, 2017, the Company was in compliance with the covenants with respect to the Second Lien Notes.
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
(4)    Net Loss per Share
Basic net loss per common share is computed by dividing net loss applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is determined based on the assumption that dilutive restricted stock and restricted stock unit awards have vested and outstanding dilutive stock options have been exercised and the aggregate proceeds were used to reacquire common stock using the average price of such common stock for the period. The outstanding stock options were anti-dilutive for all periods presented.
(5)    Income Taxes
The Company maintains a valuation allowance for substantially all of its deferred tax assets. The valuation allowance is calculated in accordance with the provisions of the Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) Topic 740 “Income Taxes,” which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. In the event the Company’s expectations of future operating results change, the valuation allowance may need to be adjusted downward. As of March 31, 2017, the Company has no unreserved U.S. deferred tax assets.
The provision for the three months ended March 31, 2017, has been calculated based on the actual tax expense incurred for the period. Given the current uncertainty in expected income generated in various foreign jurisdictions, where tax rates can vary greatly, the Company’s actual tax rate is the best estimate of year-to-date tax expense. The Company’s effective tax rates for the three months ended March 31, 2017 and 2016 were 1.8% and (0.8)%, respectively. The Company’s effective tax rates for the three months ended March 31, 2017 were impacted by the change in valuation allowance related to operating losses for which the Company cannot currently recognize a tax benefit. The Company’s income tax benefit for the three months ended March 31, 2017 of $(0.4) million primarily relates to results from the Company’s non-U.S. businesses. The Company cannot currently benefit from U.S. losses which negatively impacted the Company’s effective tax rate.

The Company has approximately $1.3 million of unrecognized tax benefits and does not expect to recognize significant increases in unrecognized tax benefits during the next 12-month period. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense.
As of March 31, 2017, the Company’s U.S. federal tax returns for 2013 and subsequent years remain subject to examination by tax authorities. The Company is no longer subject to U.S. Internal Revenue Service (“IRS”) examination for periods prior to 2013, although carryforward attributes related to losses generated prior to 2013 may still be adjusted upon examination by the IRS if they either have been or will be used in an open year. In the Company’s foreign tax jurisdictions, tax returns for 2010 and subsequent years generally remain open to examination.
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
In April 2014, the judge entered another Order, ruling that lost profits should not have been included in the calculation of supplemental damages in the October 2013 Memorandum and Order and reduced the supplemental damages award in the case from $73.1 million to $9.4 million. In the Order, the judge also further reduced the damages award in the case by $3.0 million to reflect a settlement and license that WesternGeco entered into with a customer of the Company that had purchased and used DigiFIN units that were also included in the damage amounts awarded against the Company.
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
On November 14, 2016, the District Court issued an order reducing the amount of the appeal bond from $120.0 million to $65.0 million, ordered the sureties to pay principal and interest on the royalty previously awarded and declined to issue a final judgment until after consideration of whether enhanced damages related to willfulness should be awarded in the case. While the Company does not agree with the unusual decision by the District Court ordering payment of the royalty damages and interest without a final judgment, the Company paid the $20.8 million due pursuant to the order to WesternGeco on November 25, 2016.

On March 14, 2017, the District Court held a hearing on whether or not additional damages for willfulness would be payable. In a ruling from the bench, the District Court stated that additional damages in the amount of $5.0 million would be awarded by the court. The District Court has not yet issued a final order to memorialize the ruling, but it is anticipated that the final order will be consistent with the ruling from the bench. After a final order is issued, ION will decide whether to appeal the $5.0 million or pay the award without further appeal.
WesternGeco filed a second petition for writ of certiorari in the U.S. Supreme Court on February 17, 2017, appealing the lost profits issue again. The Company filed its response to WesternGeco’s second attempt to appeal to the Supreme Court the lost profits issue, raising both the substantive matters addressed by ION in opposing WesternGeco’s first petition, and also raising a procedural argument that WesternGeco cannot raise the same issue for a second time in a second petition for certiorari. At present, the only remaining issues in the litigation are payment or appeal of the $5.0 million in enhanced damages and WesternGeco’s second appeal of the same issue to the Supreme Court on lost profits.
Pending issuance of the final order for $5.0 million from the District Court, ION has taken a loss contingency accrual of $5.0 million. The Company’s assessment of the need for and amount of its potential loss contingency may change in the future. Any such reassessment could have a material effect on the Company’s financial condition or results of operations.
Prior to the reduction in damages by the Court of Appeals, the Company arranged with sureties to post an appeal bond at the District Court. The appeal bond is uncollateralized. The sureties have a new motion to release the bond that is currently pending. In light of the payment of the $20.8 million in royalty damages by the Company, the only liquidated exposure to the sureties under the bond is the $5.0 million, when the order is issued.
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
(7)    Other Income (Expense), Net
The following table is a summary of other income (expense), net (in thousands):

	Three Months Ended March 31,
	2017	2016
Accrual for loss contingency related to legal proceedings (Footnote 6)	$(5,000)	$—
Other income (expense), net	(68)	120
Total other income (expense), net	$(5,068)	$120

(8)    Details of Selected Balance Sheet Accounts
Inventories

The following table is a summary of inventories (in thousands):	March 31, 2017	December 31, 2016
Raw materials and subassemblies	$20,609	$21,454
Work-in-process	1,999	2,255
Finished goods	7,634	6,581
Reserve for excess and obsolete inventories	(15,022)	(15,049)
Total	$15,220	$15,241

Other Long-term Liabilities

The following table is a summary of other long-term liabilities (in thousands):	March 31, 2017	December 31, 2016
Deferred rents	13,684	13,955
Facility restructuring accrual	1,434	1,765
Deferred income tax liability	1,774	3,679
Other long-term liabilities	1,134	1,128
Total	$18,026	$20,527
(9)    Accumulated Other Comprehensive Loss
The following table is a summary of changes in accumulated other comprehensive loss by component (in thousands):

	Foreign currency translation adjustments	Total
Accumulated other comprehensive loss at December 31, 2016	$(21,748)	$(21,748)
Net current-period other comprehensive loss	517	517
Accumulated other comprehensive loss at March 31, 2017	$(21,231)	$(21,231)

(10)    Supplemental Cash Flow Information and Non-cash Activity
The following table is a summary of cash paid for Interest and Income taxes and non-cash items from investing and financing activities (in thousands):

	Three Months Ended March 31,
	2017	2016
Cash paid during the period for:
Interest	$206	$154
Income taxes (refunds)	819	(762)
Non-cash items from investing and financing activities:
Investment in multi-client data library financed through accounts payable	1,654	3,885
Purchases of property, plant, and equipment financed through accounts payable	730	179
(11)    Fair Value of Financial Instruments
Authoritative guidance on fair value measurements defines fair value, establishes a framework for measuring fair value and stipulates the related disclosure requirements. The Company follows a three-level hierarchy, prioritizing and defining the types of inputs used to measure fair value.
The carrying amounts of the Company’s long-term debt as of March 31, 2017 and December 31, 2016 were $162.2 million and $163.9 million, respectively, compared to its fair values of $114.7 million and $114.8 million as of March 31, 2017 and December 31, 2016, respectively. The fair value of the long-term debt was calculated using a readily observable price (Level 1).
Fair Value of Other Financial Instruments. Due to their highly liquid nature, the amount of the Company’s other financial instruments, including cash and cash equivalents, accounts and unbilled receivables, notes receivable, accounts payable, and accrued multi-client data library royalties, represent their approximate fair value.
(12)    Stockholder's Equity, Stock-Based Compensation Expense and Repurchase Plan
At-The-Market Equity Offering Program

On December 22, 2016 the Company announced that it has filed a prospectus supplement under which it may sell up to $20 million of its common stock through an "at-the-market" equity offering program (the "ATM Program"). ION would intend to use the net proceeds from sales under the ATM Program to be positioned to capitalize on opportunities such as acquiring complementary distressed assets, or other value-added transactions. The timing of any sales will depend on a variety of factors to be determined by ION. Effective May 2, 2017, the Company terminated and canceled the ATM Program.  No shares were sold pursuant to the ATM Program.
Stock-Based Compensation
The total number of shares issued or reserved for future issuance under outstanding stock options at March 31, 2017 and 2016 was 838,582 and 938,606, respectively, and the total number of shares of restricted stock and shares reserved for restricted stock units outstanding at March 31, 2017 and 2016 was 203,622 and 253,738, respectively. The following table presents a summary of the activity related to stock options, restricted stock and restricted stock unit awards for the three months ended March 31, 2017:

	Stock Options	Restricted Stock and Unit Awards
	Number of Shares
Outstanding at December 31, 2016	847,635	285,308
Granted	—	17,500
Stock options exercised/restricted stock/unit awards vested	—	(99,186)
Cancelled/forfeited	(9,053)	—
Outstanding at March 31, 2017	838,582	203,622
Stock-based compensation expense recognized for the three months ended March 31, 2017 and 2016, totaled $0.6 million and $0.7 million, respectively.
In the first quarter 2017, the Company adopted ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting," that changed how the Company accounts for certain aspects of share-based payments to employees. The Company is required to recognize the income tax effects of awards in the statement of income when the awards vest or are settled. The guidance on employers’ accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation and for forfeitures is changing and the update requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. There was no impact of adoption of ASU 2016-09 on net income, basic and diluted earnings per share, deferred tax assets or net cash from operations.
Stock Repurchase Program
On November 4, 2015, the Company’s board of directors approved a stock repurchase program authorizing a Company stock repurchase, from time to time from November 10, 2015, through November 10, 2017, up to $25 million in shares of the Company’s outstanding common stock. The stock repurchase program may be implemented through open market repurchases or privately negotiated transactions, at management’s discretion. The actual timing, number and value of shares repurchased under the program will be determined by management at its discretion and will depend on a number of factors including the market price of the shares of our common stock and general market and economic conditions, applicable legal requirements and compliance with the terms of our outstanding indebtedness. The repurchase program does not obligate the Company to acquire any particular amount of common stock and may be modified or suspended at any time and could be terminated prior to completion. As of March 31, 2017, the Company was authorized to repurchase up to $25 million through November 17, 2017, and had repurchased $3.0 million or 451,792 shares of its common stock under the repurchase program at an average price per share of $6.41.

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
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The guidance will be effective for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted. The Company currently expects that the adoption of ASU 2016-002 may have a material impact related to its facility operating leases on its consolidated financial statements, and continues to evaluate the impact of vessel leases in the Company’s Ocean Bottom Services segment.
In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments” that will change how companies measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount. The amendments in this update will be effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Early adoption is permitted for annual periods beginning after December 15, 2018. The Company is evaluating the effect of ASU 2016-13 on our consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230), Restricted Cash (a consensus of the FASB Emerging Issues Task Force) (ASU 2016-18),” that will require entities to show changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet is required. The guidance will be effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted. The Company does not currently expect the adoption of ASU 2016-18 to have a material impact on its consolidated financial statements.
(14)    Condensed Consolidating Financial Information
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
This condensed consolidating financial information should be read in conjunction with the accompanying consolidated financial statements and footnotes. For additional information pertaining to the Notes, See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Form 10-Q.

	March 31, 2017
Balance Sheet	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$28,366	$—	$21,274	$—	$49,640
Accounts receivable, net	—	5,489	10,684	—	16,173
Unbilled receivables	—	6,250	11,173	—	17,423
Inventories	—	8,583	6,637	—	15,220
Prepaid expenses and other current assets	2,591	2,219	2,452	—	7,262
Total current assets	30,957	22,541	52,220	—	105,718
Property, plant, equipment and seismic rental equipment, net	1,576	11,216	50,381	—	63,173
Multi-client data library, net	—	91,474	10,019	—	101,493
Investment in subsidiaries	660,937	261,565	—	(922,502)	—
Goodwill	—	—	22,542	—	22,542
Intangible assets, net	—	2,673	72	—	2,745
Intercompany receivables	—	193,054	46,606	(239,660)	—
Other assets	2,049	145	263	—	2,457
Total assets	$695,519	$582,668	$182,103	$(1,162,162)	$298,128
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$10,852	$2,114	$—	$—	$12,966
Accounts payable	3,123	19,887	3,652	—	26,662
Accrued expenses	14,525	7,782	7,571	—	29,878
Accrued multi-client data library royalties	—	23,613	—	—	23,613
Deferred revenue	—	2,199	8,635	—	10,834
Total current liabilities	28,500	55,595	19,858	—	103,953
Long-term debt, net of current maturities	144,183	190	—	—	144,373
Intercompany payables	491,440	—	—	(491,440)	—
Other long-term liabilities	473	11,744	5,809	—	18,026
Total liabilities	664,596	67,529	25,667	(491,440)	266,352
Equity:
Common stock	119	290,460	49,394	(339,854)	119
Additional paid-in capital	900,056	180,699	202,291	(382,990)	900,056
Accumulated earnings (deficit)	(848,021)	212,973	3,850	(216,823)	(848,021)
Accumulated other comprehensive income (loss)	(21,231)	4,372	(21,537)	17,165	(21,231)
Due from ION Geophysical Corporation	—	(173,365)	(78,415)	251,780	—
Total stockholders’ equity	30,923	515,139	155,583	(670,722)	30,923
Noncontrolling interests	—	—	853	—	853
Total equity	30,923	515,139	156,436	(670,722)	31,776
Total liabilities and equity	$695,519	$582,668	$182,103	$(1,162,162)	$298,128

	December 31, 2016
Balance Sheet	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$23,042	$—	$29,610	$—	$52,652
Accounts receivable, net	—	12,775	7,995	—	20,770
Unbilled receivables	—	5,275	8,140	—	13,415
Inventories	—	8,610	6,631	—	15,241
Prepaid expenses and other current assets	3,387	4,624	1,548	—	9,559
Total current assets	26,429	31,284	53,924	—	111,637
Property, plant, equipment and seismic rental equipment, net	1,745	12,369	53,374	—	67,488
Multi-client data library, net	—	97,369	8,566	—	105,935
Investment in subsidiaries	660,880	257,732	—	(918,612)	—
Goodwill	—	—	22,208	—	22,208
Intangible assets, net	—	3,008	95	—	3,103
Intercompany receivables	—	—	32,174	(32,174)	—
Other assets	2,469	145	231	—	2,845
Total assets	$691,523	$401,907	$170,572	$(950,786)	$313,216
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$11,281	$3,166	$134	$—	$14,581
Accounts payable	2,101	19,720	5,068	—	26,889
Accrued expenses	8,579	10,016	7,645	—	26,240
Accrued multi-client data library royalties	—	23,663	—	—	23,663
Deferred revenue	—	2,667	1,042	—	3,709
Total current liabilities	21,961	59,232	13,889	—	95,082
Long-term debt, net of current maturities	143,930	279	—	—	144,209
Intercompany payables	472,276	10,155	—	(482,431)	—
Other long-term liabilities	467	12,117	7,943	—	20,527
Total liabilities	638,634	81,783	21,832	(482,431)	259,818
Equity:
Common stock	118	290,460	19,138	(309,598)	118
Additional paid-in capital	899,198	180,700	232,590	(413,290)	899,198
Accumulated earnings (deficit)	(824,679)	216,730	(3,639)	(213,091)	(824,679)
Accumulated other comprehensive income (loss)	(21,748)	4,420	(21,787)	17,367	(21,748)
Due from ION Geophysical Corporation	—	(372,186)	(78,071)	450,257	—
Total stockholders’ equity	52,889	320,124	148,231	(468,355)	52,889
Noncontrolling interests	—	—	509	—	509
Total equity	52,889	320,124	148,740	(468,355)	53,398
Total liabilities and equity	$691,523	$401,907	$170,572	$(950,786)	$313,216

	Three Months Ended March 31, 2017
Income Statement	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Net revenues	$—	$13,034	$19,522	$—	$32,556
Cost of sales	—	17,587	8,868	—	26,455
Gross profit (loss)	—	(4,553)	10,654	—	6,101
Total operating expenses	9,340	6,159	4,514	—	20,013
Income (loss) from operations	(9,340)	(10,712)	6,140	—	(13,912)
Interest expense, net	(4,460)	(27)	23	—	(4,464)
Intercompany interest, net	328	(1,497)	1,169	—	—
Equity in earnings (losses) of investments	(5,044)	8,776	—	(3,732)	—
Other income (expense)	(4,759)	(339)	30	—	(5,068)
Net income (loss) before income taxes	(23,275)	(3,799)	7,362	(3,732)	(23,444)
Income tax expense (benefit)	67	(42)	(443)	—	(418)
Net income (loss)	(23,342)	(3,757)	7,805	(3,732)	(23,026)
Net income attributable to noncontrolling interests	—	—	(316)	—	(316)
Net income (loss) attributable to ION	$(23,342)	$(3,757)	$7,489	(3,732)	$(23,342)
Comprehensive net loss	$(22,825)	$(3,805)	$8,054	$(3,933)	$(22,509)
Comprehensive income attributable to noncontrolling interest	—	—	(316)	—	(316)
Comprehensive net income (loss) attributable to ION	$(22,825)	$(3,805)	$7,738	$(3,933)	$(22,825)

	Three Months Ended March 31, 2016
Income Statement	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Net revenues	$—	$11,162	$11,501	$2	$22,665
Cost of sales	—	21,427	10,166	2	31,595
Gross profit (loss)	—	(10,265)	1,335	—	(8,930)
Total operating expenses	7,411	7,816	5,972	—	21,199
Loss from operations	(7,411)	(18,081)	(4,637)	—	(30,129)
Interest expense, net	(4,693)	(70)	29	—	(4,734)
Intercompany interest, net	232	(1,017)	785	—	—
Equity in losses of investments	(23,135)	(1,808)	—	24,943	—
Other income (expense)	26	(359)	453	—	120
Net loss before income taxes	(34,981)	(21,335)	(3,370)	24,943	(34,743)
Income tax expense	33	253	7	—	293
Net loss	(35,014)	(21,588)	(3,377)	24,943	(35,036)
Net loss attributable to noncontrolling interests	—	—	22	—	22
Net loss attributable to ION	$(35,014)	$(21,588)	$(3,355)	24,943	$(35,014)
Comprehensive net loss	$(36,498)	$(21,588)	$(4,839)	$26,427	$(36,498)
Comprehensive loss attributable to noncontrolling interest	—	—	22	—	22
Comprehensive net loss attributable to ION	$(36,498)	$(21,588)	$(4,817)	$26,427	$(36,476)

	Three Months Ended March 31, 2017
Statement of Cash Flows	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Total Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$7,690	$3,373	$(9,080)	$1,983
Cash flows from investing activities:
Cash invested in multi-client data library	—	(1,527)	(1,836)	(3,363)
Purchase of property, plant, equipment and seismic rental equipment	—	—	(49)	(49)
Net cash used in investing activities	—	(1,527)	(1,885)	(3,412)
Cash flows from financing activities:
Payments on notes payable and long-term debt	(506)	(1,142)	(58)	(1,706)
Intercompany lending	(1,574)	(704)	2,278	—
Costs associated with issuance of equity	(123)	—	—	(123)
Other financing activities	(163)	—	—	(163)
Net cash provided by (used in) financing activities	(2,366)	(1,846)	2,220	(1,992)
Effect of change in foreign currency exchange rates on cash and cash equivalents	—	—	409	409
Net increase (decrease) in cash and cash equivalents	5,324	—	(8,336)	(3,012)
Cash and cash equivalents at beginning of period	23,042	—	29,610	52,652
Cash and cash equivalents at end of period	$28,366	$—	$21,274	$49,640

	Three Months Ended March 31, 2016
Statement of Cash Flows	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Total Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(8,953)	$(3,804)	$15,236	$2,479
Cash flows from investing activities:
Investment in multi-client data library	—	(6,327)	—	(6,327)
Purchase of property, plant, equipment and seismic rental equipment	—	(266)	—	(266)
Net cash used in investing activities	—	(6,593)	—	(6,593)
Cash flows from financing activities:
Repurchase of common stock	(964)	—	—	(964)
Payments on notes payable and long-term debt	(167)	(1,859)	(186)	(2,212)
Cost associated with issuance of notes	(1,315)	—	—	(1,315)
Intercompany lending	4,749	12,256	(17,005)	—
Other financing activities	13	—	—	13
Net cash provided by (used in) financing activities	2,316	10,397	(17,191)	(4,478)
Effect of change in foreign currency exchange rates on cash and cash equivalents	—	—	329	329
Net decrease in cash and cash equivalents	(6,637)	—	(1,626)	(8,263)
Cash and cash equivalents at beginning of period	33,734	—	51,199	84,933
Cash and cash equivalents at end of period	$27,097	$—	$49,573	$76,670

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
Our Business
In this Form 10-Q, “ION Geophysical,” “ION,” “the company” (or, “the Company”), “we,” “our,” “ours” and “us” refer to ION Geophysical Corporation and its consolidated subsidiaries, except where the context otherwise requires or as otherwise indicated.
The information contained in this Quarterly Report on Form 10-Q contains references to trademarks, service marks and registered marks of ION and our subsidiaries, as indicated. Except where stated otherwise or unless the context otherwise requires, the terms “VectorSeis,” “Orca,” and “WiBand,” refer to VECTORSEIS®, ORCA® and WiBand® registered marks owned by ION, and the terms “Marlin”, “Gator,” and “Calypso,” refers to the Marlin™, GATOR™ and Calypso™, trademarks owned by ION.
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
We provide our services and products through three business segments – E&P Technology & Services, E&P Operations Optimization and Ocean Bottom Seismic Services. In addition, we have a 49% ownership interest in our INOVA Geophysical Equipment Limited joint venture (“INOVA Geophysical,” or “INOVA”). As of December 31, 2014, we wrote down our investment in INOVA Geophysical to zero, and therefore no longer record our share of losses in the joint venture.
For decades, we have provided innovative seismic data acquisition technology, such as multicomponent imaging with VectorSeis products, the ability to record seismic data from basins below ice, and cableless seismic techniques. The advanced technologies we currently offer include our Orca and Gator command and control software systems, WiBand broadband data processing technology, Calypso OBS acquisition system, and other technologies, each of which is designed to deliver improvements in both image quality and productivity. In 2015, we introduced our Marlin solution for optimizing simultaneous operations offshore. We have approximately 500 patents and pending patent applications in various countries around the world. Approximately 48% of our employees are involved in technical roles and over 24% of our employees have advanced degrees.
E&P Technology & Services. Our E&P Technology & Services business provides three distinct service activities that often work together.
Our E&P Technology & Services business focuses on providing services to help E&P companies to make better decisions, reduce risk and maximize value. For example, E&P Technology & Services provides information to better understand new frontiers, imaging services to better understand complex subsurface geologies, and consulting services to optimize asset decisions and portfolios, help host governments maximize assets by supporting a license round, etc. Since 2002, our basin exploration seismic data programs have resulted in a substantial data library that covers significant portions of many of the frontier basins in the world, including offshore East and West Africa, India, South America, the Arctic, the Gulf of Mexico and Australia.
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
Our Imaging Services group offers data processing and imaging services designed to help our E&P customers reduce exploration and production risk, evaluate and develop reservoirs, and increase production. Imaging Services develops a series of subsurface images by applying its processing technology to data owned or licensed by its customers. We maintain approximately 17 petabytes of digital seismic data information storage in four global data centers, including two core data centers located in Houston and in the U.K.

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
E&P Operations Optimization. Our E&P Operations Optimization business combines our Optimization Software & Services and Devices offerings.
Our Optimization Software & Services group provides command and control software systems, related software and services for towed marine streamer and seabed operations, as well as survey design. Our Orca software is installed on towed streamer marine vessels worldwide, and our Gator software is used by many re-deployable and permanent seabed acquisition systems. Our Marlin solution is used for optimizing simultaneous operations offshore.
Our Devices group is engaged in the manufacture and repairs of marine towed streamer positioning and control systems; and analog geophone sensors.
Ocean Bottom Seismic Services. Through our experienced OceanGeo team, we offer a fully integrated OBS solution that includes survey design, planning, and acquisition services performed by our crew using custom designed vessels to maximize image quality, operational efficiency and safety. Our team manufactures and repairs re-deployable ocean bottom cable seismic data acquisition systems and shipboard recorders for use in OBS data acquisition. In addition, our team provides superior imaging via OceanGeo’s exclusive use of our seabed acquisition systems; and data processing, interpretation and reservoir services, by our Imaging Services and E&P Advisors groups.
INOVA Geophysical. Historically, we conducted our land seismic equipment business through INOVA Geophysical, which is a joint venture with BGP Inc. (“BGP”). BGP is a subsidiary of China National Petroleum Corporation, and is generally regarded as the world’s largest land geophysical service contractor. BGP owns a 51% equity interest in INOVA Geophysical, and we own the remaining 49% interest. INOVA manufactures cable-based and cableless data acquisition systems, digital sensors, vibroseis vehicles (i.e., vibrator trucks) and source controllers for land seismic surveys.
Macroeconomic Conditions
Demand for our services and products is cyclical and dependent upon activity levels in the oil and gas industry, particularly our customers’ willingness to invest capital in the exploration for oil and natural gas. Our customers’ capital spending programs are generally based on their outlook for near-term and long-term commodity prices, economic growth, commodity demand and estimates of resource production. Following an unprecedented two years of double-digit declines, third-party reports now indicate that global exploration and production spending is expected to increase 7% in 2017, with North American spending expected to increase 27%.
In the past few years, crude oil prices have been volatile due to global economic uncertainties. Significant downward oil price volatility began late in 2014 and reached a low average of $33 per barrel in early 2016. The material decrease in crude oil prices can be attributed principally to high levels of global crude oil inventories resulting from significant production growth in the U.S. shale plays, the strengthening of the U.S. dollar relative to other foreign currencies and the Organization of Petroleum Exporting Countries (“OPEC”) increasing its production, causing a global supply and demand imbalance for crude oil. In late November 2016, OPEC and other non-OPEC participants such as Russia reached an agreement to cut their oil production.
The prices for West Texas Intermediate (“WTI”) and Intercontinental Exchange Brent (“Brent”) crude oil increased to an average of $52 per barrel and $54 per barrel, respectively, in the first quarter of 2017 from an average of $42 per barrel and $43 per barrel, respectively, for the full year 2016. The recent stabilization in crude oil prices can be attributed principally to reports indicating a 90% compliance level from OPEC producers during the first quarter of 2017, which have kept prices in check between $50 and $55 a barrel. This price stability has encouraged North American drillers to increase shale production by adding 137 oil rigs during the first quarter of 2017, with forecasts indicating that the U.S. rig count is expected to average 730 rigs in 2017, with up to approximately 875 rigs by year end.
Given the historical volatility of crude prices, there is a continued risk that if prices do not continue to improve, or if they start to decline again due to high levels of crude oil production, there is a potential for slowing growth rates in various global regions and/or for ongoing supply/demand imbalances.
Prices for natural gas in the U.S. averaged $3.02 per mmBtu for the first quarter 2017, compared to $2.40 per mmBtu for the full year 2016, and $4.57 per mmBtu for the first nine months of 2014. As a result of natural gas production growth outpacing demand in the U.S., natural gas prices continue to be weak relative to prices experienced from 2006 through 2008 and are expected to remain below levels considered economical for new investments in numerous natural gas fields. Total U.S. natural gas in storage stands at 2.1 trillion cubic feet, 16.8% lower than levels at this time a year ago, although 14.6% above the five-year average for this time of year.

After a period of growth in exploration activities and spending by E&P companies leading up to the fourth quarter of 2014, many E&P companies shifted their focus to production activities, away from exploration, as the continued decline in oil and gas prices resulted in decreasing revenues, prompting cost reduction initiatives across the industry. From the end of 2014, through 2016, E&P companies decreased spending on exploration and reportedly focused their spending on critical production requirements and existing commitments. We believe this was due to several factors, but primarily because operational cash flows of E&P companies were no longer sufficient to cover capital expenditures while continuing to pay cash dividends to shareholders. E&P companies relied on asset sales and debt financings to fund capital requirements amid demands for greater returns to shareholders. The combination of these factors placed many E&P companies in a position where they were unable to cover both their capital expenditure budgets and targeted cash returns to shareholders. As a result, E&P companies dramatically cut spending, with exploration spending receiving the largest reductions and seismic spending being one of the most discretionary parts of their exploration budgets. As a result of this industry downturn, many customers experienced a significant reduction in their liquidity with challenges accessing the capital markets. Several exploration and production companies declared bankruptcy, or exchanged equity for the forgiveness of debt, while others were forced to sell assets in an effort to preserve liquidity.
During the first quarter of 2017, E&P spending has started to rebound and is expected to increase during the year and into 2018 as commodity prices are forecasted to remain stable, with lower production and ongoing demand beginning to draw down global inventories. This positive trend in E&P spending aided by favorable macroeconomic conditions have resulted in increased revenues during the first quarter of 2017. If the global supply of oil decreases due to reduced capital investment by E&P companies, government instability in a major oil-producing nation or energy demand increases in the U.S. or in countries such as China and India, the recovery in WTI and Brent crude oil prices could continue to improve. If commodity prices do not continue to improve or if they start to deteriorate again, demand for our services and products could decline.
Impact to Our Business
During the first quarter of 2017, revenues increased by 44% as compared to the first quarter of 2016. Investments in our multi-client data library are dependent upon the timing of our new ventures projects and the availability of underwriting by our customers. During the first quarter of 2017, we saw renewed interest in customer underwriting of our new venture programs as the oil market began to stabilize. We continue to maintain high standards for underwriting of any new projects, and have delayed certain new venture programs that were originally planned to occur during 2016. Our “asset lite” strategy enables us to scale our business to avoid significant fixed costs and to remain financially flexible as we manage the timing and levels of our capital expenditures.
In our E&P Technology & Services segment, data library sales have increased compared to the first quarter of 2016. As a result of renewed interest in the underwriting of new venture projects, we recently sanctioned three programs which met our conservative underwriting standards, for which we expect acquisition to begin within the next 90 days. Our Imaging business has remained flat with a slight increase in revenue as compared to the first quarter of 2016. We invested $3.4 million in our multi-client data library during the first quarter of 2017 and we expect investments in our multi-client data library to be in a range of $20 million to $35 million for the full-year 2017, compared to the $14.9 million invested in 2016.
As of March 31, 2017, our E&P Technology & Services segment backlog, which consists of commitments for (i) data processing work and (ii) both multi-client new venture projects and proprietary projects by our Ventures group underwritten by our customers, was $25.2 million, compared to $33.9 million at December 31, 2016 and $20.9 million at March 31, 2016. The decrease in our backlog during the first quarter of 2017 is due to the recognition of revenue on our Campeche 3-D reimaging program. We anticipate that the majority of our backlog will be recognized as revenue over the next six months of 2017.
For the first quarter of 2017, our Ocean Bottom Seismic Services segment continues to be affected by E&P companies delaying or canceling decisions to commit capital to OBS projects, causing our vessels to remain idle.  We have cold-stacked our crew and vessels while we actively pursue tenders for longer-term OBS work. Despite the extended market downturn and uncertainty, we see significant long-term potential for OceanGeo and our technologies to improve OBS productivity, and we expect long-term demand for OBS surveys to increase.
Our seismic contractor customers are also experiencing weakened demand due to the reduction in seismic spending by their oil company customers. Since early 2014, seismic contractors have taken approximately 40 seismic vessels, or about 32% of the fleet, out of the market. As a result, our E&P Operations Optimization segment experienced flat year-over-year sales.
We continue to monitor the global economy, the demand for crude oil and natural gas and the resulting impact on the capital spending plans and operations of our E&P customers to plan our business. We remain confident that, despite current marketplace challenges described above, we have positioned ourselves to take advantage of the next E&P market upturn by reducing our cost structure, shifting our focus toward E&P solutions and away from equipment sales, and by diversifying our offerings across the E&P lifecycle.
It is our view that technologies that provide a competitive advantage through improved imaging, lower costs, higher productivity, or enhanced safety will continue to be valued in our marketplace. We believe that our newest technologies, such as WiBand, Marlin and Calypso, will continue to attract customer interest, because those technologies are designed to deliver those desirable qualities.
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
On November 14, 2016, the District Court issued an order reducing the amount of the appeal bond from $120.0 million to $65.0 million, ordered the sureties to pay principal and interest on the royalty previously awarded and declined to issue a final judgment until after consideration of whether enhanced damages related to willfulness should be awarded in the case. While we do not agree with the unusual decision by the District Court ordering payment of the royalty damages and interest without a final judgment, we paid the $20.8 million due pursuant to the order to WesternGeco on November 25, 2016.
On March 14, 2017, the District Court held a hearing on whether or not additional damages for willfulness would be payable. In a ruling from the bench, the District Court stated that additional damages in the amount of $5.0 million would be awarded by the court. The District Court has not yet issued a final order to memorialize the ruling, but it is anticipated that the final order will be consistent with the ruling from the bench. After a final order is issued, we will decide whether to appeal the $5.0 million or pay the award without further appeal.
WesternGeco filed a second petition for writ of certiorari in the U.S. Supreme Court on February 17, 2017, appealing the lost profits issue again. We filed our response to WesternGeco’s second attempt to appeal to the Supreme Court the lost profits issue, raising both the substantive matters we addressed by opposing WesternGeco’s first petition, and also raising a procedural argument that WesternGeco cannot raise the same issue for a second time in a second petition for certiorari. At present, the only remaining issues in the litigation are payment or appeal of the $5.0 million in enhanced damages and WesternGeco’s second appeal of the same issue to the Supreme Court on lost profits.
Pending issuance of the final order for $5.0 million from the District Court, we have taken a loss contingency accrual of $5.0 million. The Company’s assessment of the need for and amount of its potential loss contingency may change in the future. Any such reassessment could have a material effect on the Company’s financial condition or results of operations.
Prior to the reduction in damages by the Court of Appeals, we arranged with sureties to post an appeal bond at the District Court. The appeal bond is uncollateralized. The sureties have a new motion to release the bond that is currently pending. In light of our payment of the $20.8 million in royalty damages, the only liquidated exposure to the sureties under the bond is the $5.0 million, when the order is issued. See Footnote 6 “Litigation” of Footnotes to Unaudited Condensed Financial Statements.
Key Financial Metrics
The table below provides an overview of key financial metrics for our company as a whole and our three business segments for the three months ended March 31, 2017, compared to the same period of 2016 (in thousands, except share data).

	Three Months Ended March 31,
	2017	2016
Net revenues:
E&P Technology & Services:
New Venture	$6,949	$3,306
Data Library	10,606	4,272
Total multi-client revenues	17,555	7,578
Imaging Services	5,755	5,440
Total	23,310	13,018

	Three Months Ended March 31,
	2017		2016
E&P Operations Optimization:
Devices	4,990		5,359
Optimization Software & Services	4,256		4,288
Total	9,246		9,647
Ocean Bottom Seismic Services	—		—
Total	$32,556		$22,665
Gross profit (loss):
E&P Technology & Services	$4,010		$(9,773)
E&P Operations Optimization	4,787		4,719
Ocean Bottom Seismic Services	(2,696)		(3,876)
Total	$6,101		$(8,930)
Gross margin:
E&P Technology & Services	17%		(75)%
E&P Operations Optimization	52%		49%
Ocean Bottom Seismic Services	—%		—%
Total	19%		(39)%
Income (loss) from operations:
E&P Technology & Services	$(1,096)		$(14,714)
E&P Operations Optimization	1,549		1,601
Ocean Bottom Seismic Services	(4,008)		(7,631)
Support and other	(10,357)		(9,385)
Loss from operations	$(13,912)		$(30,129)
Operating margin:
E&P Technology & Services	(5)%		(113)%
E&P Operations Optimization	17%		17%
Ocean Bottom Seismic Services	—%		—%
Support and other	(32)%		(41)%
Total	(43)%		(133)%
Net loss attributable to ION	$(23,342)		$(35,014)
Net loss per share:
Basic	$(1.98)		$(3.30)
Diluted	$(1.98)		$(3.30)

Loss contingency accrual related to legal proceedings (special item)	5,000	(a)	—
Net loss attributable to ION as adjusted	$(18,342)		$(35,014)
Net loss per share as adjusted:
Basic	$(1.55)		$(3.30)
Diluted	$(1.55)		$(3.30)

(a)	Represents a loss contingency accrual related to legal proceedings. See footnote 7 “Litigation” of Footnotes to Consolidated Financial Statements.
We intend that the following discussion of our financial condition and results of operations will provide information that will assist in understanding our consolidated financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes.
For a discussion of factors that could impact our future operating results and financial condition, see (i) Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, and (ii) Item 1A. “Risk Factors” in Part II of this Form 10-Q.

Results of Operations
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Our consolidated net revenues of $32.6 million for the three months ended March 31, 2017 (the “Current Quarter”) increased by $9.9 million, or 44%, compared to total net revenues of $22.7 million for the three months ended March 31, 2016 (the “Comparable Quarter”). Our overall gross margin was 19% in the Current Quarter, as compared to (39)% in the Comparable Quarter. For the Current Quarter, our loss from operations was $13.9 million, compared to a loss of $30.1 million for the Comparable Quarter.
Net loss for the Current Quarter was $23.3 million, or $(1.98) per share, compared to a net loss of $35.0 million, or $(3.30) per share, for the Comparable Quarter. The Current Quarter results were negatively impacted by a special item totaling $5.0 million related to a loss contingency accrual for legal proceedings. Excluding this impact, our net loss for the Current Quarter was $18.3 million, or $(1.55) per share, as adjusted.
Net Revenues, Gross Profits and Gross Margins
E&P Technology & Services — Net revenues for the Current Quarter increased by $10.3 million, or 79%, to $23.3 million, compared to $13.0 million for the Comparable Quarter. The increase in revenues was primarily due to an increase in both the size and number of data library sales as well as higher new venture revenues related to our Campeche 3-D reimaging program in Mexico. The Current Quarter reflects a gross profit of $4.0 million, representing a 17% gross margin, improving $13.8 million as compared to a gross loss of $9.8 million, which represented a (75)% gross margin in the Comparable Quarter. These improvements in gross profit and margin were due to increased revenues and our cost control initiatives implemented in 2014 and continued through 2016.
E&P Operations Optimization — Devices net revenues for the Current Quarter decreased by $0.4 million, or (7)%, to $5.0 million, compared to $5.4 million for the Comparable Quarter. Revenues continue to be impacted by reduced activity by seismic contractors as numerous vessels have been taken out of service. Optimization Software & Services generated net revenues of $4.3 million for both periods. Gross margin was 52% for the Current Quarter, compared to 49% for the Comparable Quarter. Gross margin improved slightly due to the benefit of our cost control initiatives, implemented in 2014 and continued through 2016.
Ocean Bottom Seismic Services — Net revenues were zero for both the Current and Comparable Quarters. Gross loss for the Current Quarter was $2.7 million, compared to a $3.9 million for the Comparable Quarter, due to the renegotiation of our vessel leases which reduced our vessel lease cost. The vessels remain idle as we pursue additional OBS work.
Operating Expenses
Research, Development and Engineering — Research, development and engineering expense decreased $2.1 million, or 38%, to $3.5 million, for the Current Quarter, compared to $5.6 million for the Comparable Quarter. During the current down-cycle in E&P exploration spending, we have been selective in spending on research and development (“R&D”) projects in order to reduce expenses without sacrificing our ability to develop our technologies. As discussed above, despite the extended market downturn and uncertainty, we see significant long-term potential for OceanGeo and our technologies to improve OBS productivity, and we expect long-term demand for OBS production surveys (4-D) to increase.
Marketing and Sales — Marketing and sales expense increased $0.5 million, or 13%, to $4.5 million, for the Current Quarter, compared to $4.0 million for the Comparable Quarter primarily due to higher commissions driven by increased sales.
General, Administrative and Other Operating Expenses — General, administrative and other operating expenses increased $0.4 million, or 3%, to $12.0 million, for the Current Quarter, compared to $11.6 million for the Comparable Quarter.
Other Items
Interest Expense, net — Interest expense, net, was $4.5 million for the Current Quarter compared to $4.7 million for the Comparable Quarter. Interest expense decreased slightly due to lower debt balances resulting from the bond exchange in the second quarter 2016. For additional information, please refer to “Liquidity and Capital Resources — Sources of Capital” below.
Income Tax Expense (Benefit) — Income tax benefit for the Current Quarter was $0.4 million compared to an expense of $0.3 million for the Comparable Quarter. Our effective tax rates for the Current Quarter and Comparable Quarter were 1.8% and (0.8)%, respectively. The income tax benefit for the Current Quarter primarily relates to results generated by our non-U.S. businesses. The effective tax rate was negatively impacted by the change in valuation allowance related to U.S. operating losses for which we cannot currently recognize a tax benefit.
Other Income (Expense), Net — Other expense for the Current Quarter was $5.1 million compared to other income of $0.1 million for the Comparable Quarter. This difference was due to a $5.0 million accrual related to legal proceedings.

Liquidity and Capital Resources
Sources of Capital
As of March 31, 2017, we had $49.6 million of cash on hand and $9.5 million of undrawn borrowing base availability under the Credit Facility. Our cash requirements include working capital requirements and cash required for our debt service payments, multi-client seismic data acquisition activities and capital expenditures. As of March 31, 2017, we had working capital of $1.7 million, which includes a current liability of $5.0 million for a loss contingency related to legal proceedings. Working capital requirements are primarily driven by our investment in our (i) multi-client data library ($3.4 million in the Current Quarter) and, (ii) working capital requirements for our OBS surveys in our Ocean Bottom Seismic Services segment, and (iii) our inventory purchase obligations. Also, our headcount has traditionally been a significant driver of our working capital needs. As a significant portion of our business is involved in the planning, processing and interpretation of seismic data services, one of our largest investments is in our employees, which involves cash expenditures for their salaries, bonuses, payroll taxes and related compensation expenses. During late 2014 and continuing through mid-2016, we reduced our workforce by over 60%, and reduced salaries by 10% for a majority of our employees and closed selected facilities. These actions are expected to result in annualized cash savings of approximately $95 million which we began to realize in 2017.
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
At-The-Market Equity Offering Program
On December 22, 2016, we announced that we had filed a prospectus supplement under which we may sell up to $20 million of our common stock through an ATM Program. We intend to use the net proceeds from sales under the ATM Program to be positioned to capitalize on opportunities such as acquiring complementary distressed assets, or other value-added transactions. The timing of any sales will depend on a variety of factors to be determined by us. Effective May 2, 2017, we terminated and canceled the ATM Program.  No shares were sold pursuant to the ATM Program.
Revolving Credit Facility
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
The Credit Facility is available to provide for the Borrowers’ general corporate needs, including working capital requirements, capital expenditures, surety deposits and acquisition financing. The maximum amount of the revolving line of credit under the Credit Facility is the lesser of $40.0 million and a monthly borrowing base.
The borrowing base under the Credit Facility will increase or decrease monthly using a formula based on certain eligible receivables, eligible inventory and other amounts, including a percentage of the net orderly liquidation value of our multi-client data library (not to exceed $15.0 million for the multi-client data library component). As of March 31, 2017, the borrowing base under the Credit Facility was $19.5 million, and there was $10.0 million of outstanding indebtedness under the Credit Facility.
The Credit Facility requires us to maintain compliance with various covenants. At March 31, 2017, we were in compliance with all of the covenants under the Credit Facility. For further information regarding our Credit Facility, see Footnote 3 “Long-term Debt” of Footnotes to Unaudited Condensed Financial Statements.
Senior Secured Notes
In May 2013, we sold $175.0 million aggregate principal amount of 8.125% Senior Secured Second-Priority Notes due 2018 (the “Third Lien Notes”) in a private offering pursuant to an indenture dated as of May 13, 2013 (the “Third Lien Notes Indenture”). On April 28, 2016, we successfully completed an exchange offer (the “Exchange Offer”) and consent solicitation (the “Consent Solicitation”) related to the Third Lien Notes. For a complete discussion of the terms of the Exchange Offer and Consent Solicitation, see Footnote 4 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Prior to the completion of the Exchange Offer and Consent Solicitation on April 28, 2016, the Third Lien Notes were our senior secured second-priority obligations. After giving effect to the Exchange Offer and Consent Solicitation, the remaining aggregate principal amount of approximately $28.5 million of outstanding Third Lien Notes became our senior secured third-priority obligations subordinated to the liens securing all of our senior and second priority indebtedness, including under the Credit Facility and Second-Priority Lien Notes.

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
On or after May 15, 2015, we may on one or more occasions redeem all or a part of the Third Lien Notes at the redemption prices set forth below, plus accrued and unpaid interest and special interest, if any, on the Third Lien Notes redeemed during the 12-month period beginning on May 15th of the years indicated below:

Date	Percentage
2015	104.063%
2016	102.031%
2017 and thereafter	100.000%
The Third Lien Notes Indenture requires us to maintain compliance with various covenants. At March 31, 2017, we were in compliance with all of the covenants under the Third Lien Notes Indenture.
The Second Lien Notes are senior secured second-priority obligations guaranteed by the Guarantors. The Second Lien Notes mature on December 15, 2021. Interest on the Second Lien Notes accrues at the rate of 9.125% per annum and is payable semiannually in arrears on June 15 and December 15 of each year during their term, beginning March 31, 2017, except that the interest payment otherwise payable on June 15, 2021, will be payable on December 15, 2021.
The indenture dated April 28, 2016, governing the Second Lien Notes (the “Second Lien Notes Indenture”) contains certain covenants that, among other things, limits or prohibits our ability and the ability of our restricted subsidiaries to take certain actions or permit certain conditions to exist during the term of the Second Lien Notes, including among other things, incurring additional indebtedness, creating liens, paying dividends and making other distributions in respect of our capital stock, redeeming our capital stock, making investments or certain other restricted payments, selling certain kinds of assets, entering into transactions with affiliates, and effecting mergers or consolidations. These and other restrictive covenants contained in the Second Lien Notes Indenture are subject to certain exceptions and qualifications. At March 31, 2017, we were in compliance with all of the covenants under the Second Lien Notes Indenture. All of our subsidiaries are currently restricted subsidiaries.
On or after December 15, 2019, we may on one or more occasions redeem all or a part of the Second Lien Notes at the redemption prices set forth below, plus accrued and unpaid interest and special interest, if any, on the Second Lien Notes redeemed during the 12-month period beginning on December 15th of the years indicated below:

Date	Percentage
2019	105.500%
2020	103.500%
2021 and thereafter	100.000%
For further information regarding the Second Lien Notes and the Third Lien Notes, see Footnote 4 “Long-term Debt” of Footnotes to Unaudited Condensed Financial Statements.

Meeting our Liquidity Requirements
As of March 31, 2017, our total outstanding indebtedness (including capital lease obligations) was approximately $157.3 million, including approximately $120.6 million outstanding Second Lien Notes, $28.5 million outstanding Third Lien Notes, $10.0 million outstanding indebtedness under our Credit Facility, $2.3 million of equipment capital leases, and $0.9 million of other debt.
For the Current Quarter, total capital expenditures, including the investments in our multi-client data library, were $3.4 million. We expect investments in our multi-client data library this year to be in the range of $20 million to $35 million. Our full year investment in our multi-client data library is expected to increase in 2017 compared to 2016 in anticipation of further stabilization in the E&P industry during 2017.
Subject to a payment obligation in the amount of the loss contingency accrual we have established with respect to our ongoing WesternGeco litigation (as discussed below), we believe that our existing cash balance, cash from operations and undrawn availability under our Credit Facility will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, as set forth below, a potential future requirement to satisfy a payment obligation with respect to the WesternGeco litigation in excess of our loss contingency accrual could have a material adverse effect on our liquidity and, as a result, our business, financial condition and results of operations.
Loss Contingency – WesternGeco Lawsuit
As of March 31, 2017, we have a loss contingency of $5.0 million accrued related to the legal proceedings with WesternGeco. As described at Part II, Item 1. “Legal Proceedings,” there are possible scenarios involving an outcome in the WesternGeco lawsuit that could materially and adversely affect our liquidity.
Cash Flow from Operations
In the Current Quarter, we generated $2.0 million of cash from operating activities compared to $2.5 million generated for the Comparable Quarter. The slight decrease in net cash provided by operations was due in part to lower collections of accounts receivable and an increase in unbilled receivables.
Cash Flow from Investing Activities
Cash used in investing activities was $3.4 million in the Current Quarter compared to $6.6 million for the Comparable Quarter. The principal use of cash in our investing activities during the Current Quarter was $3.4 million invested in our multi-client data library.
The principal use of cash in our investing activities during the Comparable Quarter were $6.3 million invested in our multi-client data library and $0.3 million for capital expenditures related to property, plant, equipment and seismic rental assets.
Cash Flow from Financing Activities
Net cash used in financing activities was $2.0 million in the Current Quarter, compared to $4.5 million in the Comparable Quarter. The primary use of cash in our financing activities during the Current Quarter was $1.7 million of payments of long-term debt, including equipment capital leases.
The net cash used in financing activities during the Comparable Quarter was primarily related to $2.2 million of payments of long-term debt, including equipment capital leases, $1.3 million of debt issuance costs and $1.0 million of stock repurchases.
Inflation and Seasonality
Inflation in recent years has not had a material effect on our cost of goods or labor, or the prices for our products or services. Traditionally, our business has been seasonal, with strongest demand often occurring in the fourth quarter of our fiscal year.
Critical Accounting Policies and Estimates
Refer to our Annual Report on Form 10-K for the year ended December 31, 2016, for a complete discussion of our significant accounting policies and estimates. There have been no material changes in the Current Quarter regarding our critical accounting policies and estimates. For discussion of recent accounting pronouncements, see Footnote 13 “Recent Accounting Pronouncements” of Footnotes to Unaudited Condensed Consolidated Financial Statements.

Foreign Sales Risks
The majority of our foreign sales are denominated in U.S. dollars. Product revenues are allocated to geographical locations on the basis of the ultimate destination of the equipment, if known. If the ultimate destination of such equipment is not known, product revenues are allocated to the geographical location of initial shipment. Service revenues, which primarily relate to our E&P Technology & Services segment, are allocated based upon the billing location of the customer. For both the Current and Comparable Quarters, international sales comprised 77% of total net revenues.

The following table is a summary of net revenues by geographic area (in thousands):	Three Months Ended March 31,
	2017	2016
Net revenues by geographic area:
North America	$7,395	$5,203
CIS	6,977	344
Latin America	6,585	1,237
Europe	5,636	7,201
Asia Pacific	4,823	3,816
Middle East	580	3,122
Africa	560	1,742
Total	$32,556	$22,665
Credit Risks
At March 31, 2017, we had two national and one multi-national oil company customers, each with balances greater than 10% of our total combined accounts and unbilled receivable balances. These customers’ receivable and unbilled balances represented 16%, 11% and 14%, respectively, of our net accounts receivable and unbilled receivables at March 31, 2017. Additionally, 23% of our total net revenues for the three months ended March 31, 2017 were attributable to one multi-national oil company customer.
The loss of these customers or deterioration in our relationship with these customers could have a material adverse effect on our results of operations and financial condition.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion regarding our quantitative and qualitative disclosures about market risk. There have been no material changes to those disclosures during the Current Quarter.
Item 4. Controls and Procedures
Disclosure Controls and Procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file with or submit to the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms. Disclosure controls and procedures are defined in Rule 13a-15(e) under the Exchange Act, and they include, without limitation, controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2017.
Changes in Internal Control over Financial Reporting. There was not any change in our internal control over financial reporting that occurred during the three months ended March 31, 2017, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In April 2014, the judge entered another Order, ruling that lost profits should not have been included in the calculation of supplemental damages in the October 2013 Memorandum and Order and reduced the supplemental damages award in the case from $73.1 million to $9.4 million. In the Order, the judge also further reduced the damages award in the case by $3.0 million to reflect a settlement and license that WesternGeco entered into with a customer of ours that had purchased and used DigiFIN units that were also included in the damage amounts awarded against us.
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
On November 14, 2016, the District Court issued an order reducing the amount of the appeal bond from $120.0 million to $65.0 million, ordered the sureties to pay principal and interest on the royalty previously awarded and declined to issue a final judgment until after consideration of whether enhanced damages related to willfulness should be awarded in the case. While we do not agree with the unusual decision by the District Court ordering payment of the royalty damages and interest without a final judgment, we paid the $20.8 million due pursuant to the order to WesternGeco on November 25, 2016.
On March 14, 2017, the District Court held a hearing on whether or not additional damages for willfulness would be payable. In a ruling from the bench, the District Court stated that additional damages in the amount of $5.0 million would be awarded by the court. The District Court has not yet issued a final order to memorialize the ruling, but it is anticipated that the final order will be consistent with the ruling from the bench. After a final order is issued, we will decide whether to appeal the $5.0 million or pay the award without further appeal.

WesternGeco filed a second petition for writ of certiorari in the U.S. Supreme Court on February 17, 2017, appealing the lost profits issue again. We filed our response to WesternGeco’s second attempt to appeal to the Supreme Court the lost profits issue, raising both the substantive matters we addressed by opposing WesternGeco’s first petition, and also raising a procedural argument that WesternGeco cannot raise the same issue for a second time in a second petition for certiorari. At present, the only remaining issues in the litigation are payment or appeal of the $5.0 million in enhanced damages and WesternGeco’s second appeal of the same issue to the Supreme Court on lost profits.
Pending issuance of the final order for $5.0 million from the District Court, we have taken a loss contingency accrual of $5.0 million. Our assessment of the need for and amount of its potential loss contingency may change in the future. Any such reassessment could have a material effect on our financial condition or results of operations.
Prior to the reduction in damages by the Court of Appeals, we arranged with sureties to post an appeal bond at the District Court. The appeal bond is uncollateralized. The sureties have a new motion to release the bond that is currently pending. In light of our payment of the $20.8 million in royalty damages, the only liquidated exposure to the sureties under the bond is the $5.0 million, when the order is issued. See Footnote 6 “Litigation” of Footnotes to Unaudited Condensed Financial Statements.
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
Item 1A. Risk Factors
This report contains or incorporates by reference statements concerning our future results and performance and other matters that are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “would,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of such terms or other comparable terminology. Examples of other forward-looking statements contained or incorporated by reference in this report include statements regarding:

•	any additional damages or adverse rulings in the WesternGeco litigation and future potential adverse effects on our liquidity;

•	future levels of capital expenditures of our customers for seismic activities;

•	future oil and gas commodity prices;

•	the effects of current and future worldwide economic conditions (particularly in developing countries) and demand for oil and natural gas and seismic equipment and services;

•	future cash needs and availability of cash to fund our operations and pay our obligations;

•	the effects of current and future unrest in the Middle East, North Africa, Korea and other regions;

•	the timing of anticipated revenues and the recognition of those revenues for financial accounting purposes;

•	the effects of ongoing and future industry consolidation, including, in particular, the effects of consolidation and vertical integration in the towed marine seismic streamers market;

•	the timing of future revenue realization of anticipated orders for multi-client survey projects and data processing work in our E&P Technology & Services segment;

•	future levels of our capital expenditures;

•	future government regulations pertaining to the oil and gas industry;

•	expected net revenues, income from operations and net income;

•	expected gross margins for our services and products;

•	future benefits to be derived from our OceanGeo subsidiary;

•	future seismic industry fundamentals, including future demand for seismic services and equipment;

•	future benefits to our customers to be derived from new services and products;

•	future benefits to be derived from our investments in technologies, joint ventures and acquired companies;

•	future growth rates for our services and products;

•	the degree and rate of future market acceptance of our new services and products;

•	expectations regarding E&P companies and seismic contractor end-users purchasing our more technologically-advanced services and products;

•	anticipated timing and success of commercialization and capabilities of services and products under development and start-up costs associated with their development;

•	future opportunities for new products and projected research and development expenses;

•	expected continued compliance with our debt financial covenants;

•	expectations regarding realization of deferred tax assets;

•	anticipated results with respect to certain estimates we make for financial accounting purposes; and

•	compliance with the U.S. Foreign Corrupt Practices Act and other applicable U.S. and foreign laws prohibiting corrupt payments to government officials and other third parties.
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
Information regarding factors that may cause actual results to vary from our expectations, referred to as “risk factors,” appears in our Annual Report on Form 10-K for the year ended December 31, 2016, in Part I, Item 1A. “Risk Factors,” as previously filed with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) During the three months ended March 31, 2017, in connection with the vesting of (or lapse of restrictions on) shares of our restricted stock held by certain employees, we acquired shares of our common stock in satisfaction of tax withholding obligations that were incurred on the vesting date. The date of acquisition, number of shares and average effective acquisition price per share were as follows:

Period	(a) Total Number of Shares Acquired	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Program
January 1, 2017 to January 31, 2017	—	$—	Not applicable	Not applicable
February 1, 2017 to February 28, 2017	—	$—	Not applicable	Not applicable
March 1, 2017 to March 31, 2017	19,985	$5.35	Not applicable	Not applicable
Total	19,985	$5.35
Stock Repurchase Program
On November 4, 2015, our board of directors approved a stock repurchase program authorizing us to repurchase, from time to time from November 10, 2015 through November 10, 2017, up to $25 million in shares of our outstanding common stock. Since the program’s inception on November 10, 2015 through June 30, 2016, we had repurchased 451,792 shares our common stock at an average price per share of $6.41, and we have approximately $22 million of remaining authorized capacity available pursuant to the repurchase program. For further information regarding the Stock Repurchase Program, see Footnote 12 “Stockholder's Equity, Stock-Based Compensation Expense and Repurchase Plan.” of Footnotes to Unaudited Condensed Financial Statements.
At-The-Market Equity Offering Program

On December 22, 2016 we announced that we filed a prospectus supplement under which we may sell up to $20 million of our common stock through an "at-the-market" equity offering program (the "ATM Program"). We intend to use the net proceeds from sales under the ATM Program to be positioned to capitalize on opportunities such as acquiring complementary distressed assets, or other value-added transactions. The timing of any sales will depend on a variety of factors to be determined by us. Effective May 2, 2017, we terminated and canceled the ATM Program.  No shares were sold pursuant to the ATM Program.
Item 5. Other Information
None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

101
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2017 and 2016, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, (v) Footnotes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ION GEOPHYSICAL CORPORATION

By	/s/ Steven A. Bate
Steven A. Bate
Executive Vice President and Chief Financial Officer
Date: May 4, 2017

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

101
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2017 and 2016, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, (v) Footnotes to Unaudited Condensed Consolidated Financial Statements.