Form 10-Q
period 2017-06-30
ION GEOPHYSICAL CORP
filed 2017-08-03
CIK 866609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017
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
Yes ☐    No  ☒
At July 31, 2017, there were 11,883,690 shares of common stock, par value $0.01 per share, outstanding.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS FOR FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2017

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2017	December 31, 2016
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$43,272	$52,652
Accounts receivable, net	18,992	20,770
Unbilled receivables	18,883	13,415
Inventories	14,623	15,241
Prepaid expenses and other current assets	5,866	9,559
Total current assets	101,636	111,637
Property, plant, equipment and seismic rental equipment, net	58,899	67,488
Multi-client data library, net	96,844	105,935
Goodwill	23,354	22,208
Intangible assets, net	2,386	3,103
Other assets	1,733	2,845
Total assets	$284,852	$313,216
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$39,983	$14,581
Accounts payable	24,478	26,889
Accrued expenses	30,266	26,240
Accrued multi-client data library royalties	22,651	23,663
Deferred revenue	9,276	3,709
Total current liabilities	126,654	95,082
Long-term debt, net of current maturities	116,206	144,209
Other long-term liabilities	18,577	20,527
Total liabilities	261,437	259,818
Equity:
Common stock, $0.01 par value; authorized 26,666,667 shares; outstanding 11,883,690 and 11,792,447 shares at June 30, 2017 and December 31, 2016, respectively	119	118
Additional paid-in capital	900,574	899,198
Accumulated deficit	(858,462)	(824,679)
Accumulated other comprehensive loss	(20,032)	(21,748)
Total stockholders’ equity	22,199	52,889
Noncontrolling interest	1,216	509
Total equity	23,415	53,398
Total liabilities and equity	$284,852	$313,216
See accompanying Footnotes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Service revenues	$34,454	$25,430	$58,282	$38,586
Product revenues	11,547	10,722	20,275	20,231
Total net revenues	46,001	36,152	78,557	58,817
Cost of services	24,827	27,175	47,126	53,012
Cost of products	5,556	4,124	9,712	9,882
Gross profit (loss)	15,618	4,853	21,719	(4,077)
Operating expenses:
Research, development and engineering	4,107	4,761	7,602	10,370
Marketing and sales	4,931	4,684	9,417	8,694
General, administrative and other operating expenses	10,152	11,996	22,184	23,576
Total operating expenses	19,190	21,441	39,203	42,640
Loss from operations	(3,572)	(16,588)	(17,484)	(46,717)
Interest expense, net	(4,241)	(4,702)	(8,705)	(9,436)
Other income (expense), net	192	(1,717)	(4,876)	(1,597)
Loss before income taxes	(7,621)	(23,007)	(31,065)	(57,750)
Income tax expense	2,402	2,256	1,984	2,549
Net loss	(10,023)	(25,263)	(33,049)	(60,299)
Net income attributable to noncontrolling interests	(418)	(79)	(734)	(57)
Net loss attributable to ION	$(10,441)	$(25,342)	$(33,783)	$(60,356)
Net loss per share:
Basic	$(0.88)	$(2.22)	$(2.85)	$(5.48)
Diluted	$(0.88)	$(2.22)	$(2.85)	$(5.48)
Weighted average number of common shares outstanding:
Basic	11,875	11,415	11,847	11,008
Diluted	11,875	11,415	11,847	11,008

See accompanying Footnotes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Net loss	$(10,023)	$(25,263)	$(33,049)	$(60,299)
Other comprehensive loss, net of taxes, as appropriate:
Foreign currency translation adjustments	1,199	(2,737)	1,716	(4,199)
Comprehensive net loss	(8,824)	(28,000)	(31,333)	(64,498)
Comprehensive income attributable to noncontrolling interest	(418)	(79)	(734)	(57)
Comprehensive net loss attributable to ION	$(9,242)	$(28,079)	$(32,067)	$(64,555)

See accompanying Footnotes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net loss	$(33,049)	$(60,299)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization (other than multi-client data library)	9,030	11,416
Amortization of multi-client data library	21,933	14,244
Stock-based compensation expense	1,169	1,610
Accrual for loss contingency related to legal proceedings	5,000	—
Loss on extinguishment of debt	—	2,182
Deferred income taxes	(932)	381
Change in operating assets and liabilities:
Accounts receivable	2,075	23,980
Unbilled receivables	(5,542)	(2,042)
Inventories	440	1,329
Accounts payable, accrued expenses and accrued royalties	(6,059)	(5,518)
Deferred revenue	5,521	1,151
Other assets and liabilities	4,053	(773)
Net cash provided by (used in) operating activities	3,639	(12,339)
Cash flows from investing activities:
Cash invested in multi-client data library	(8,482)	(8,648)
Purchase of property, plant, equipment and seismic rental assets	(915)	(340)
Net cash used in investing activities	(9,397)	(8,988)
Cash flows from financing activities:
Borrowings under revolving line of credit	—	15,000
Payments on notes payable and long-term debt	(3,157)	(4,786)
Costs associated with issuance of debt	—	(6,174)
Payment to repurchase bonds	—	(15,000)
Repurchase of common stock	—	(964)
Costs associated with issuance of equity	(123)	—
Other financing activities	(173)	13
Net cash used in financing activities	(3,453)	(11,911)
Effect of change in foreign currency exchange rates on cash and cash equivalents	(169)	738
Net decrease in cash, and cash equivalents	(9,380)	(32,500)
Cash and cash equivalents at beginning of period	52,652	84,933
Cash and cash equivalents at end of period	$43,272	$52,433
See accompanying Footnotes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1)    Basis of Presentation
The condensed consolidated balance sheet of ION Geophysical Corporation and its subsidiaries (collectively referred to as the “Company” or “ION,” unless the context otherwise requires) at December 31, 2016 has been derived from the Company’s audited consolidated financial statements at that date. The condensed consolidated balance sheet at June 30, 2017, and the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2017 and 2016 and the condensed consolidated statements of cash flows for the six months ended June 30, 2017 and 2016, are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2017, are not necessarily indicative of the operating results for a full year or of future operations.
The Company has non-redeemable noncontrolling interests in majority-owned affiliates which are reported as a separate component of equity in “Noncontrolling interests” in the Consolidated Balance Sheets.
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

The following table is a summary of segment information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenues:
E&P Technology & Services:
New Venture	$19,986	$4,579	$26,935	$7,885
Data Library	9,710	6,275	20,316	10,547
Total multi-client revenues	29,696	10,854	47,251	18,432
Imaging Services	4,186	7,764	9,941	13,204
Total	33,882	18,618	57,192	31,636
E&P Operations Optimization:
Devices	7,679	6,626	12,669	11,985
Optimization Software & Services	4,440	4,475	8,696	8,763
Total	12,119	11,101	21,365	20,748
Ocean Bottom Seismic Services	—	6,433	—	6,433
Total	$46,001	$36,152	$78,557	$58,817
Gross profit (loss):
E&P Technology & Services	$11,921	$(3,533)	$15,931	$(13,306)
E&P Operations Optimization	6,258	5,064	11,045	9,783
Ocean Bottom Seismic Services	(2,561)	3,322	(5,257)	(554)
Total	$15,618	$4,853	$21,719	$(4,077)
Gross margin:
E&P Technology & Services	35%	(19)%	28%	(42)%
E&P Operations Optimization	52%	46%	52%	47%
Ocean Bottom Seismic Services	—%	52%	—%	(9)%
Total	34%	13%	28%	(7)%
Income (loss) from operations:
E&P Technology & Services	$6,353	$(9,410)	$5,257	$(24,124)
E&P Operations Optimization	3,022	1,882	4,571	3,483
Ocean Bottom Seismic Services	(3,860)	360	(7,868)	(7,271)
Support and other	(9,087)	(9,420)	(19,444)	(18,805)
Loss from operations	(3,572)	(16,588)	(17,484)	(46,717)
Interest expense, net	(4,241)	(4,702)	(8,705)	(9,436)
Other income (expense), net	192	(1,717)	(4,876)	(1,597)
Loss before income taxes	$(7,621)	$(23,007)	$(31,065)	$(57,750)

(3)    Long-term Debt

The following table is a summary of long-term debt obligations, net (in thousands):

Obligations (in thousands)	June 30, 2017	December 31, 2016
Senior secured second-priority lien notes (maturing December 15, 2021)	$120,569	$120,569
Senior secured third-priority lien notes (maturing May 15, 2018)	28,497	28,497
Revolving line of credit (maturing August 22, 2019)	10,000	10,000
Equipment capital leases	1,365	3,446
Other debt	341	1,415
Costs associated with issuances of debt (1)	(4,583)	(5,137)
Total	156,189	158,790
Current portion of long-term debt and lease obligations (2)	(39,983)	(14,581)
Non-current portion of long-term debt and lease obligations	$116,206	$144,209

(1)
Represents debt issuance costs presented as a direct deduction from the carrying amount of the debt liability associated with the Senior Secured second-priority and senior secured third-priority lien notes. These amounts do not include $0.7 million and $1.2 million of debt issuance costs associated with the Revolving Credit Facility as of June 30, 2017 and December 31, 2016 respectively, which are included within other assets on the balance sheet.

(2)	Includes $28.5 million Senior secured third-priority lien notes reclassified from long-term to current during the second quarter 2017.

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

The borrowing base under the Credit Facility will increase or decrease monthly using a formula based on certain eligible receivables, eligible inventory and other amounts, including a percentage of the net orderly liquidation value of the Borrowers’ multi-client library (not to exceed $15.0 million for the multi-client data library data component).  As of June 30, 2017, the borrowing base under the Credit Facility was $21.7 million, and there was $10.0 million of indebtedness under the Credit Facility. The Credit Facility is scheduled to mature on August 22, 2019.
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

The Credit Facility requires that ION and the Subsidiary Borrowers maintain a minimum fixed charge coverage ratio of 1.1 to 1.0 as of the end of each fiscal quarter during the existence of a covenant testing trigger event. The fixed charge coverage ratio is defined as the ratio of (i) ION’s EBITDA, minus unfunded capital expenditures made during the relevant period, minus distributions (including tax distributions) and dividends made during the relevant period, minus cash taxes paid during the relevant period, to (ii) certain debt payments made during the relevant period. A covenant testing trigger event occurs upon (a) the occurrence and continuance of an event of default under the Credit Facility or (b) the failure to maintain a measure of liquidity greater than (i) $7.5 million for five consecutive business days or (ii) $6.5 million on any given business day. Liquidity, as defined in the Credit Facility, is the Company’s excess availability to borrow ($11.7 million at June 30, 2017) plus the aggregate amount of unrestricted cash held by ION, the Subsidiary Borrowers and their domestic subsidiaries. At June 30, 2017, ION, the Subsidiary Borrowers and their domestic subsidiaries had unrestricted cash totaling $18.4 million and non-domestic subsidiaries had unrestricted cash totaling $24.9 million.
At June 30, 2017, the Company was in compliance with all of the covenants under the Credit Facility.
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
As of June 30, 2017, the Company was in compliance with the covenants with respect to the Third Lien Notes.
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
As of June 30, 2017, the Company was in compliance with the covenants with respect to the Second Lien Notes.
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
(5)    Income Taxes
The Company maintains a valuation allowance for substantially all of its deferred tax assets. The valuation allowance is calculated in accordance with the provisions of the Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) Topic 740 “Income Taxes,” which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. In the event the Company’s expectations of future operating results change, the valuation allowance may need to be adjusted downward. As of June 30, 2017, the Company has no unreserved U.S. deferred tax assets.
The tax provision for the six months ended June 30, 2017, has been calculated based on the actual tax expense incurred for the period. Given the current uncertainty in expected income generated in various foreign jurisdictions, where tax rates can vary greatly, the Company’s actual tax rate is the best estimate of year-to-date tax expense. The Company’s effective tax rates for the three months ended June 30, 2017 and 2016 were (31.5)% and (9.8)%, respectively. The Company’s effective tax rate for the six months ended June 30, 2017 and 2016 were (6.4)% and (4.4)% respectively. The Company’s effective tax rates for the three and six months ended June 30, 2017 were negatively impacted by the change in valuation allowance related to U.S. operating losses for which the Company cannot currently recognize a tax benefit. The Company’s income tax expense for the six months ended June 30, 2017 of $2.0 million primarily relates to results from the Company’s non-U.S. businesses.

The Company has approximately $1.3 million of unrecognized tax benefits and does not expect to recognize significant increases in unrecognized tax benefits during the next 12-month period. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense.
As of June 30, 2017, the Company’s U.S. federal tax returns for 2013 and subsequent years remain subject to examination by tax authorities. The Company is no longer subject to U.S. Internal Revenue Service (“IRS”) examination for periods prior to 2013, although carryforward attributes related to losses generated prior to 2013 may still be adjusted upon examination by the IRS if they either have been or will be used in an open year. In the Company’s foreign tax jurisdictions, tax returns for 2010 and subsequent years generally remain open to examination.
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
On November 14, 2016, the District Court issued an order reducing the amount of the appeal bond from $120.0 million to $65.0 million, ordered the sureties to pay principal and interest on the royalty previously awarded and declined to issue a final judgment until after consideration of whether enhanced damages related to willfulness should be awarded in the case. While the Company did not agree with the unusual decision by the District Court ordering payment of the royalty damages and interest without a final judgment, the Company paid the $20.8 million due pursuant to the order to WesternGeco on November 25, 2016.

On March 14, 2017, the District Court held a hearing on whether or not additional damages for willfulness would be payable. On May 16, 2017, the District Court issued an order awarding WesternGeco additional damages in the amount of $5.0 million and ordering the appeal bond to be released and discharged. On June 30, 2017, WesternGeco and the Company jointly agreed that neither party would appeal the District Court's award of $5.0 million in enhanced damages. The parties also agreed that the $5.0 million would be paid over the course of 12 months with $1.25 million being paid in two installments of $0.625 million in 2017 and the remaining $3.75 million being paid in three quarterly payments of $1.25 million beginning January 1, 2018.
WesternGeco filed a second petition for writ of certiorari in the U.S. Supreme Court on February 17, 2017, appealing the lost profits issue again. The Company filed its response to WesternGeco’s second attempt to appeal to the Supreme Court the lost profits issue, raising both the substantive matters the Company addressed by opposing WesternGeco’s first petition, and also raising a procedural argument that WesternGeco cannot raise the same issue for a second time in a second petition for certiorari. On May 30, 2017, the Supreme Court called for the views of the U.S. Solicitor General regarding whether or not to grant certiorari. The Company and WesternGeco are each scheduled to meet with the Solicitor General’s office in late July 2017. The Solicitor General is expected to issue its opinion near the end of the third quarter of 2017.
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
(7)    Other Income (Expense), Net
The following table is a summary of other income (expense), net (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Accrual for loss related to legal proceedings (Footnote 6)	$—	$—	$(5,000)	$—
Loss on bond exchange	—	(2,182)	—	(2,182)
Other income, net	192	465	124	585
Total other income (expense), net	$192	$(1,717)	$(4,876)	$(1,597)

(8)    Details of Selected Balance Sheet Accounts
Inventories

The following table is a summary of inventories (in thousands):	June 30, 2017	December 31, 2016
Raw materials and subassemblies	$21,216	$21,454
Work-in-process	724	2,255
Finished goods	7,649	6,581
Reserve for excess and obsolete inventories	(14,966)	(15,049)
Total	$14,623	$15,241
Other Long-term Liabilities

The following table is a summary of other long-term liabilities (in thousands):	June 30, 2017	December 31, 2016
Deferred rents	13,410	13,955
Facility restructuring accrual	—	1,765
Deferred income tax liability	2,740	3,679
Other long-term liabilities	2,427	1,128
Total	$18,577	$20,527

(9)    Accumulated Other Comprehensive Loss
The following table is a summary of changes in accumulated other comprehensive loss by component (in thousands):

	Foreign currency translation adjustments	Total
Accumulated other comprehensive loss at December 31, 2016	$(21,748)	$(21,748)
Net current-period other comprehensive loss	1,716	1,716
Accumulated other comprehensive loss at June 30, 2017	$(20,032)	$(20,032)

(10)    Supplemental Cash Flow Information and Non-cash Activity
The following table is a summary of cash paid for Interest and Income taxes and non-cash items from investing and financing activities (in thousands):

	Six Months Ended June 30,
	2017	2016
Cash paid during the period for:
Interest	$7,075	$8,149
Income taxes (refunds)	2,364	(6)
Non-cash items from investing and financing activities:
Investment in multi-client data library in accounts payable and accrued expenses	4,561	—
Bond exchange	—	10,740	(a)

(a)	This represents the non cash portion of the bond exchange.
(11)    Fair Value of Financial Instruments
Authoritative guidance on fair value measurements defines fair value, establishes a framework for measuring fair value and stipulates the related disclosure requirements. The Company follows a three-level hierarchy, prioritizing and defining the types of inputs used to measure fair value.
The carrying amounts of the Company’s long-term debt as of June 30, 2017 and December 31, 2016 were $160.8 million and $163.9 million, respectively, compared to its fair values of $115.2 million and $114.8 million as of June 30, 2017 and December 31, 2016, respectively. The fair value of the long-term debt was calculated using a readily observable price (Level 1).
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
(12)    Stockholder's Equity, Stock-Based Compensation Expense and Repurchase Plan
At-The-Market Equity Offering Program
On December 22, 2016 the Company announced that it filed a prospectus supplement under which it may sell up to $20 million of its common stock through an "at-the-market" equity offering program (the "ATM Program"). ION intended to use the net proceeds from sales under the ATM Program to be positioned to capitalize on opportunities such as acquiring complementary distressed assets, or other value-added transactions. The timing of any sales depended on a variety of factors to be determined by ION. Effective May 2, 2017, the Company terminated and canceled the ATM Program.  No shares were sold pursuant to the ATM Program.

Stock-Based Compensation
The total number of shares issued or reserved for future issuance under outstanding stock options at June 30, 2017 and 2016 was 838,582 and 900,623, respectively, and the total number of shares of restricted stock and shares reserved for restricted stock units outstanding at June 30, 2017 and 2016 was 187,675 and 293,709, respectively. The following table presents a summary of the activity related to stock options, restricted stock and restricted stock unit awards for the six months ended June 30, 2017:

	Stock Options	Restricted Stock and Unit Awards
	Number of Shares
Outstanding at December 31, 2016	847,635	285,308
Granted	—	17,500
Stock options exercised/restricted stock/unit awards vested	—	(115,133)
Cancelled/forfeited	(9,053)	—
Outstanding at June 30, 2017	838,582	187,675
Stock-based compensation expense recognized for the six months ended June 30, 2017 and 2016, totaled $1.2 million and $1.6 million, respectively.
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
Stock Repurchase Program
On November 4, 2015, the Company’s board of directors approved a stock repurchase program authorizing a Company stock repurchase, from time to time from November 10, 2015, through November 10, 2017, up to $25 million in shares of the Company’s outstanding common stock. The stock repurchase program may be implemented through open market repurchases or privately negotiated transactions, at management’s discretion. The actual timing, number and value of shares repurchased under the program will be determined by management at its discretion and will depend on a number of factors including the market price of the shares of our common stock and general market and economic conditions, applicable legal requirements and compliance with the terms of our outstanding indebtedness. The repurchase program does not obligate the Company to acquire any particular amount of common stock and may be modified or suspended at any time and could be terminated prior to completion. As of June 30, 2017, the Company was authorized to repurchase up to $25 million through November 17, 2017, and had repurchased $3.0 million or 451,792 shares of its common stock under the repurchase program at an average price per share of $6.41.
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

In December 2016, the FASB issued amendments to ASC 606, Revenue from Contracts with Customers. The amendments allow entities not to make quantitative disclosures about remaining performance obligations in certain cases and require entities that use any of the new or previously existing optional exemptions to expand their qualitative disclosures. It also makes additional technical corrections and improvements to the new revenue standard. The guidance will be effective with the same date and transition requirements as those in ASC 606.
The Company currently expects to use the modified retrospective adoption method. While the Company continues to finalize its assessment regarding how the implementation of this new guidance may affect the Company’s New Venture group’s financial position or results of operations, no material impact is currently expected. The Company does not expect the adoption of ASC 606 to have a material impact on its consolidated balance sheets or consolidated statement of operations for its Imaging Services group, Devices group, Optimization Software & Services group or its Ocean Bottom Seismic Services segment.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The guidance will be effective for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted. The Company currently expects that the adoption of ASU 2016-02 may have a material impact related to its facility operating leases on its consolidated financial statements, and continues to evaluate the impact of vessel leases in the Company’s Ocean Bottom Services segment.
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

	June 30, 2017
Balance Sheet	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$18,258	$—	$25,014	$—	$43,272
Accounts receivable, net	—	8,640	10,352	—	18,992
Unbilled receivables	—	1,565	17,318	—	18,883
Inventories	—	8,558	6,065	—	14,623
Prepaid expenses and other current assets	2,378	892	2,596	—	5,866
Total current assets	20,636	19,655	61,345	—	101,636
Property, plant, equipment and seismic rental equipment, net	1,259	9,641	47,999	—	58,899
Multi-client data library, net	—	69,746	27,098	—	96,844
Investment in subsidiaries	662,848	271,486	—	(934,334)	—
Goodwill	—	—	23,354	—	23,354
Intangible assets, net	—	2,337	49	—	2,386
Intercompany receivables	—	—	35,433	(35,433)	—
Other assets	1,332	145	256	—	1,733
Total assets	$686,075	$373,010	$195,534	$(969,767)	$284,852
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$38,619	$1,364	$—	$—	$39,983
Accounts payable	2,829	19,026	2,623	—	24,478
Accrued expenses	10,839	9,919	9,508	—	30,266
Accrued multi-client data library royalties	—	22,573	78	—	22,651
Deferred revenue	—	2,684	6,592	—	9,276
Total current liabilities	52,287	55,566	18,801	—	126,654
Long-term debt, net of current maturities	116,206	—	—	—	116,206
Intercompany payables	493,667	15,252	—	(508,919)	—
Other long-term liabilities	1,716	6,238	10,623	—	18,577
Total liabilities	663,876	77,056	29,424	(508,919)	261,437
Equity:
Common stock	119	290,460	49,394	(339,854)	119
Additional paid-in capital	900,574	180,699	202,290	(382,989)	900,574
Accumulated earnings (deficit)	(858,462)	215,372	12,438	(227,810)	(858,462)
Accumulated other comprehensive income (loss)	(20,032)	4,372	(20,691)	16,319	(20,032)
Due from ION Geophysical Corporation	—	(394,949)	(78,537)	473,486	—
Total stockholders’ equity	22,199	295,954	164,894	(460,848)	22,199
Noncontrolling interests	—	—	1,216	—	1,216
Total equity	22,199	295,954	166,110	(460,848)	23,415
Total liabilities and equity	$686,075	$373,010	$195,534	$(969,767)	$284,852

	December 31, 2016
Balance Sheet	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$23,042	$—	$29,610	$—	$52,652
Accounts receivable, net	—	12,775	7,995	—	20,770
Unbilled receivables	—	5,275	8,140	—	13,415
Inventories	—	8,610	6,631	—	15,241
Prepaid expenses and other current assets	3,387	4,624	1,548	—	9,559
Total current assets	26,429	31,284	53,924	—	111,637
Property, plant, equipment and seismic rental equipment, net	1,745	12,369	53,374	—	67,488
Multi-client data library, net	—	97,369	8,566	—	105,935
Investment in subsidiaries	660,880	257,732	—	(918,612)	—
Goodwill	—	—	22,208	—	22,208
Intangible assets, net	—	3,008	95	—	3,103
Intercompany receivables	—	—	32,174	(32,174)	—
Other assets	2,469	145	231	—	2,845
Total assets	$691,523	$401,907	$170,572	$(950,786)	$313,216
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$11,281	$3,166	$134	$—	$14,581
Accounts payable	2,101	19,720	5,068	—	26,889
Accrued expenses	8,579	10,016	7,645	—	26,240
Accrued multi-client data library royalties	—	23,663	—	—	23,663
Deferred revenue	—	2,667	1,042	—	3,709
Total current liabilities	21,961	59,232	13,889	—	95,082
Long-term debt, net of current maturities	143,930	279	—	—	144,209
Intercompany payables	472,276	10,155	—	(482,431)	—
Other long-term liabilities	467	12,117	7,943	—	20,527
Total liabilities	638,634	81,783	21,832	(482,431)	259,818
Equity:
Common stock	118	290,460	19,138	(309,598)	118
Additional paid-in capital	899,198	180,700	232,590	(413,290)	899,198
Accumulated earnings (deficit)	(824,679)	216,730	(3,639)	(213,091)	(824,679)
Accumulated other comprehensive income (loss)	(21,748)	4,420	(21,787)	17,367	(21,748)
Due from ION Geophysical Corporation	—	(372,186)	(78,071)	450,257	—
Total stockholders’ equity	52,889	320,124	148,231	(468,355)	52,889
Noncontrolling interests	—	—	509	—	509
Total equity	52,889	320,124	148,740	(468,355)	53,398
Total liabilities and equity	$691,523	$401,907	$170,572	$(950,786)	$313,216

	Three Months Ended June 30, 2017
Income Statement	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Net revenues	$—	$14,945	$31,056	$—	$46,001
Cost of sales	—	18,369	12,014	—	30,383
Gross profit (loss)	—	(3,424)	19,042	—	15,618
Total operating expenses	8,072	6,712	4,406	—	19,190
Income (loss) from operations	(8,072)	(10,136)	14,636	—	(3,572)
Interest expense, net	(4,183)	(69)	11	—	(4,241)
Intercompany interest, net	265	(1,643)	1,378	—	—
Equity in earnings of investments	1,910	9,077	—	(10,987)	—
Other income (expense)	(328)	(1)	521	—	192
Net income (loss) before income taxes	(10,408)	(2,772)	16,546	(10,987)	(7,621)
Income tax expense (benefit)	33	(5,171)	7,540	—	2,402
Net income (loss)	(10,441)	2,399	9,006	(10,987)	(10,023)
Net income attributable to noncontrolling interests	—	—	(418)	—	(418)
Net income (loss) attributable to ION	$(10,441)	$2,399	$8,588	(10,987)	$(10,441)
Comprehensive net loss	$(9,242)	$2,399	$9,852	$(11,833)	$(8,824)
Comprehensive income attributable to noncontrolling interest	—	—	(418)	—	(418)
Comprehensive net income (loss) attributable to ION	$(9,242)	$2,399	$9,434	$(11,833)	$(9,242)

	Three Months Ended June 30, 2016
Income Statement	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Net revenues	$—	$17,590	$18,564	$(2)	$36,152
Cost of sales	—	22,910	8,391	(2)	31,299
Gross profit (loss)	—	(5,320)	10,173	—	4,853
Total operating expenses	9,791	6,685	4,965	—	21,441
Income (loss) from operations	(9,791)	(12,005)	5,208	—	(16,588)
Interest expense, net	(4,641)	(77)	16	—	(4,702)
Intercompany interest, net	219	(1,095)	876	—	—
Equity in earnings (losses) of investments	(8,976)	5,932	—	3,044	—
Other income (expense)	(2,112)	182	213	—	(1,717)
Net income (loss) before income taxes	(25,301)	(7,063)	6,313	3,044	(23,007)
Income tax expense	41	496	1,719	—	2,256
Net income (loss)	(25,342)	(7,559)	4,594	3,044	(25,263)
Net income attributable to noncontrolling interests	—	—	(79)	—	(79)
Net income (loss) attributable to ION	$(25,342)	$(7,559)	$4,515	3,044	$(25,342)
Comprehensive net income (loss)	$(28,057)	$(7,559)	$1,800	$5,816	$(28,000)
Comprehensive income attributable to noncontrolling interest	—	—	(79)	—	(79)
Comprehensive net income (loss) attributable to ION	$(28,057)	$(7,559)	$1,721	$5,816	$(28,079)

	Six Months Ended June 30, 2017
Income Statement	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Net revenues	$—	$27,979	$50,578	$—	$78,557
Cost of sales	—	35,956	20,882	—	56,838
Gross profit (loss)	—	(7,977)	29,696	—	21,719
Total operating expenses	17,412	12,871	8,920	—	39,203
Income (loss) from operations	(17,412)	(20,848)	20,776	—	(17,484)
Interest expense, net	(8,643)	(96)	34	—	(8,705)
Intercompany interest, net	593	(3,140)	2,547	—	—
Equity in earnings of investments	(3,134)	17,853	—	(14,719)	—
Other income (expense)	(5,087)	(340)	551	—	(4,876)
Net income (loss) before income taxes	(33,683)	(6,571)	23,908	(14,719)	(31,065)
Income tax expense (benefit)	100	(5,213)	7,097	—	1,984
Net income (loss)	(33,783)	(1,358)	16,811	(14,719)	(33,049)
Net income attributable to noncontrolling interests	—	—	(734)	—	(734)
Net income (loss) attributable to ION	$(33,783)	$(1,358)	16,077	$(14,719)	(33,783)
Comprehensive net income (loss)	$(32,067)	$(1,406)	$17,906	$(15,766)	$(31,333)
Comprehensive income attributable to noncontrolling interest	—	—	(734)	—	(734)
Comprehensive net income (loss) attributable to ION	$(32,067)	$(1,406)	$17,172	$(15,766)	$(32,067)

	Six Months Ended June 30, 2016
Income Statement	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Net revenues	$—	$28,752	$30,065	$—	$58,817
Cost of sales	—	44,337	18,557	—	62,894
Gross profit (loss)	—	(15,585)	11,508	—	(4,077)
Total operating expenses	17,202	14,501	10,937	—	42,640
Income (loss) from operations	(17,202)	(30,086)	571	—	(46,717)
Interest expense, net	(9,334)	(147)	45	—	(9,436)
Intercompany interest, net	451	(2,112)	1,661	—	—
Equity in earnings (losses) of investments	(32,111)	4,124	—	27,987	—
Other income (expense)	(2,086)	(177)	666	—	(1,597)
Net income (loss) before income taxes	(60,282)	(28,398)	2,943	27,987	(57,750)
Income tax expense	74	749	1,726	—	2,549
Net income (loss)	(60,356)	(29,147)	1,217	27,987	(60,299)
Net income attributable to noncontrolling interests	—	—	(57)	—	(57)
Net income (loss) applicable to ION	$(60,356)	(29,147)	$1,160	$27,987	$(60,356)
Comprehensive net loss	$(64,555)	$(29,147)	$(3,039)	$32,243	$(64,498)
Comprehensive income attributable to noncontrolling interest	—	—	(57)	—	(57)
Comprehensive net loss attributable to ION	$(64,555)	$(29,147)	$(3,096)	$32,243	$(64,555)

	Six Months Ended June 30, 2017
Statement of Cash Flows	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Total Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(1,731)	$7,416	$(2,046)	$3,639
Cash flows from investing activities:
Cash invested in multi-client data library	—	(3,962)	(4,520)	(8,482)
Purchase of property, plant, equipment and seismic rental equipment	(165)	(669)	(81)	(915)
Net cash used in investing activities	(165)	(4,631)	(4,601)	(9,397)
Cash flows from financing activities:
Payments on notes payable and long-term debt	(1,018)	(2,081)	(58)	(3,157)
Intercompany lending	(1,574)	(704)	2,278	—
Costs associated with issuance of equity	(123)	—	—	(123)
Other financing activities	(173)	—	—	(173)
Net cash provided by (used in) financing activities	(2,888)	(2,785)	2,220	(3,453)
Effect of change in foreign currency exchange rates on cash and cash equivalents	—	—	(169)	(169)
Net decrease in cash and cash equivalents	(4,784)	—	(4,596)	(9,380)
Cash and cash equivalents at beginning of period	23,042	—	29,610	52,652
Cash and cash equivalents at end of period	$18,258	$—	$25,014	$43,272

	Six Months Ended June 30, 2016
Statement of Cash Flows	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Total Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$11,112	$7,580	$(31,031)	$(12,339)
Cash flows from investing activities:
Investment in multi-client data library	—	(8,648)	—	(8,648)
Purchase of property, plant, equipment and seismic rental equipment	—	(340)	—	(340)
Net cash used in investing activities	—	(8,988)	—	(8,988)
Cash flows from financing activities:
Payments under revolving line of credit	—	—	—	—
Borrowings under revolving line of credit	15,000	—	—	15,000
Repurchase of common stock	(964)	—	—	(964)
Payments on notes payable and long-term debt	(433)	(3,986)	(367)	(4,786)
Cost associated with issuance of notes	(6,174)	—	—	(6,174)
Intercompany lending	(11,305)	5,394	5,911	—
Payment to repurchase bonds	(15,000)	—	—	(15,000)
Other financing activities	13	—	—	13
Net cash provided by (used in) financing activities	(18,863)	1,408	5,544	(11,911)
Effect of change in foreign currency exchange rates on cash and cash equivalents	—	—	738	738
Net decrease in cash and cash equivalents	(7,751)	—	(24,749)	(32,500)
Cash and cash equivalents at beginning of period	33,734	—	51,199	84,933
Cash and cash equivalents at end of period	$25,983	$—	$26,450	$52,433

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
Our Business
In this Form 10-Q, “ION Geophysical,” “ION,” “the company” (or, “the Company”), “we,” “our,” “ours” and “us” refer to ION Geophysical Corporation and its consolidated subsidiaries, except where the context otherwise requires or as otherwise indicated.
The information contained in this Quarterly Report on Form 10-Q contains references to trademarks, service marks and registered marks of ION and our subsidiaries, as indicated. Except where stated otherwise or unless the context otherwise requires, the terms “VectorSeis,” “Orca,” “WiBand,” and “4Sea” refer to VECTORSEIS®, ORCA®, WiBand® and 4Sea® registered marks owned by ION, and the terms “Marlin”, “Gator,” and “Calypso,” refers to the Marlin™, GATOR™ and Calypso™, trademarks owned by ION.
We provide geoscience technology, services and solutions to the global oil and gas industry. Our offerings are designed to allow oil and gas companies to obtain higher resolution images of the Earth’s subsurface to reduce their risk and optimize assets across the exploration and production lifecycle. Seismic imaging plays a fundamental role in hydrocarbon exploration and reservoir development by delineating structures, rock types and fluid locations in the subsurface. The high resolution images of the Earth’s subsurface can be used to reduce uncertainty associated with identifying sources of hydrocarbons and pinpointing drilling locations for wells, which can be costly and risky.
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
We provide our services and products through three business segments: E&P Technology & Services, E&P Operations Optimization and Ocean Bottom Seismic Services. In addition, we have a 49% ownership interest in our INOVA Geophysical Equipment Limited joint venture (“INOVA Geophysical,” or “INOVA”). As of December 31, 2014, we wrote down our investment in INOVA Geophysical to zero, and therefore no longer record our share of losses in the joint venture.
For decades, we have provided innovative seismic data acquisition technology, such as multicomponent imaging with VectorSeis products, the ability to record seismic data from basins below ice, and cableless seismic techniques. The advanced technologies we currently offer include our Orca and Gator command and control software systems, WiBand broadband data processing technology, Calypso OBS acquisition system, and other technologies, each of which is designed to deliver improvements in both image quality and productivity. In 2015, we introduced our Marlin solution for optimizing simultaneous operations offshore. Our new OBS technology, 4Sea, opens a much larger market due to the system’s increased flexibility and efficiency. We introduced this system to all major consumers of OBS projects at the European Association of Geophysical Contractors annual meeting in June 2017 and it was extremely well received. We have worked quietly for over three years to develop this system and believe it will be extremely competitive. We are now bidding all future projects that start in late 2018 and beyond with Ion’s new 4Sea system.
We have approximately 500 patents and pending patent applications in various countries around the world. Approximately 48% of our employees are in technical roles and over 24% of our employees have advanced degrees.
E&P Technology & Services. Our E&P Technology & Services segment provides three distinct service activities that often work together.
Our E&P Technology & Services segment focuses on providing services to help E&P companies to make better decisions, reduce risk and maximize value. For example, E&P Technology & Services provides information to better understand new frontiers, imaging services to better understand complex subsurface geologies, and consulting services to optimize asset decisions and portfolios, help host governments maximize assets by supporting a license round, etc.
Our Ventures services are designed to manage the entire seismic process for multi-client or proprietary surveys, from survey planning and design to data acquisition and management, to final subsurface imaging and reservoir characterization. Our Ventures group focuses on the technologically intensive components of the image development process, such as survey planning and design, and data processing and interpretation, outsourcing the logistics components (such as field acquisition) to experienced seismic and other geophysical contractors. Since 2002, our basin exploration seismic data programs have resulted in a substantial data library that covers significant portions of many basins in the world, including offshore East and West Africa, India, South America, the Arctic, the Gulf of Mexico and Australia.

Our Imaging Services group offers data processing and imaging services designed to help our E&P customers reduce exploration and production risk, evaluate and develop reservoirs, and increase production. Imaging Services develops a series of subsurface images by applying its processing technology to data owned or licensed by its customers. We maintain approximately 17 petabytes of digital seismic data storage in four global data centers, including two core data centers located in Houston and in the U.K.
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
E&P Operations Optimization. Our E&P Operations Optimization segment combines our Optimization Software & Services and Devices offerings.
Our Optimization Software & Services group provides survey design and command and control software systems and related services for towed marine streamer and seabed operations. Our Orca software is installed on towed streamer marine vessels worldwide, and our Gator software is used by many re-deployable and permanent seabed acquisition systems. Our Marlin solution is used for optimizing simultaneous operations offshore.
Our Devices group is engaged in the manufacture and repairs of marine towed streamer positioning and control systems and analog geophone sensors.
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
Macroeconomic Conditions
Demand for our services and products is cyclical and dependent upon activity levels in the oil and gas industry, particularly our customers’ willingness to invest capital in the exploration for oil and natural gas. Our customers’ capital spending programs are generally based on their outlook for near-term and long-term commodity prices, economic growth, commodity demand and estimates of resource production. Following an unprecedented two years of double-digit declines, third-party reports now indicate that global exploration and production spending is expected to increase 9% in 2017, with further increases of 19% in 2018 and 16% in 2019.
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
The prices for West Texas Intermediate (“WTI”) and Intercontinental Exchange Brent (“Brent”) crude oil decreased to an average of $50 per barrel and $48 per barrel, respectively, in the second quarter of 2017 from an average of $52 per barrel and $54 per barrel, respectively, for the first quarter of 2017. This modest decline in crude oil prices during the second quarter of 2017 was largely the result of an uptick in U.S. shale drilling and a production surge by Libya and Nigeria, who were exempted from the recent OPEC production cuts.  However, crude oil prices for the second quarter of 2017 remained higher than average crude oil prices for the full year 2016 of $42 per barrel and $43 per barrel, respectively. The stabilization in crude oil prices during the first half of 2017 can be attributed principally to reports indicating a 90% compliance level from OPEC producers during the first quarter of 2017, which has kept prices stable. This price stability has encouraged North American drillers to increase shale production. During the second quarter 2017, U.S. producers added 116 oil rigs, in addition to the 137 oil rigs added during the first quarter of 2017. This brought the total U.S. rig count to 940, a 4% increase during the second quarter 2017 compared to 824 rigs at the end of the first quarter.
Given the historical volatility of crude prices, there is a continued risk that if prices do not continue to improve, or if they start to decline again due to high levels of crude oil production, there is a potential for slowing growth rates in various global regions and/or for ongoing supply/demand imbalances.

Prices for natural gas in the U.S. averaged $3.08 per mmBtu for the second quarter 2017, compared to $2.40 per mmBtu for the full year 2016, and $4.57 per mmBtu for the first nine months of 2014. As a result of natural gas production growth outpacing demand in the U.S., natural gas prices continue to be weak relative to prices experienced from 2006 through 2008 and are expected to remain below levels considered economical for new investments in numerous natural gas fields. Total U.S. natural gas in storage stands at 2.9 trillion cubic feet, 9.0% lower than levels at this time a year ago, although 6.9% above the five-year average for this time of year.
After a period of growth in exploration activities and associated spending leading up to the end of 2014, many E&P companies shifted their focus to production activities, away from exploration, as the continued decline in oil and gas prices resulted in decreased revenues, prompting cost reduction initiatives across the industry. From the end of 2014 through 2016, E&P companies decreased spending on exploration and reportedly focused their spending on critical production requirements and existing commitments. We believe this was due to several factors, but primarily because operational cash flows of E&P companies were no longer sufficient to cover capital expenditures while continuing to pay cash dividends to shareholders. E&P companies relied on asset sales and debt financings to fund capital requirements amid demands for greater returns to shareholders. The combination of these factors placed many E&P companies in a position where they were unable to cover both their capital expenditure budgets and targeted cash returns to shareholders. As a result, E&P companies dramatically cut spending, with exploration spending receiving the largest reductions and seismic spending being one of the most discretionary parts of their exploration budgets. As a result of this industry downturn, many customers experienced a significant reduction in their liquidity with challenges accessing the capital markets. Several exploration and production companies declared bankruptcy, or exchanged equity for the forgiveness of debt, while others were forced to sell assets in an effort to preserve liquidity. However, over the past 12 months, access to the capital and debt markets improved significantly for certain of these customers.
During 2017 and into 2018, E&P spending is expected to rebound and increase following two successive years of double digit declines as commodity prices are forecasted to remain more stable. This positive trend in E&P spending, aided by favorable macroeconomic conditions has resulted in increased revenues during the first half of 2017. If the global supply of oil decreases due to reduced capital investment by E&P companies, government instability occurs in a major oil-producing nation or energy demand increases in the U.S. or in countries such as China and India, the recovery in WTI and Brent crude oil prices could continue to improve. If commodity prices do not continue to improve or if they start to deteriorate again, demand for our services and products could decline.
Impact to Our Business
During the first half of 2017, we saw renewed customer interest in underwriting of our new venture programs as oil companies were able to right-size their expenditures to current oil prices and generate profits for the first time in eight quarters. During the first half of 2017, revenues increased by 34% as compared to the first half of 2016. Investments in our multi-client data library are dependent upon the timing of our new ventures projects and the availability of underwriting by our customers. We continue to maintain high standards for the underwriting of any new projects, and have sanctioned several new programs in the current year that were originally planned to occur during 2016. Our “asset lite” strategy enables us to scale our business to avoid significant fixed costs and to remain financially flexible as we manage the timing and levels of our capital expenditures.
In our E&P Technology & Services segment, our new venture revenues increased related to progress and new sales on our 3-D reimaging programs, as well as a 2-D new venture program that met our conservative underwriting standards, which started during the second quarter of 2017. Data library sales also increased during the second quarter 2017. We invested $8.5 million in our multi-client data library during the first half of 2017 and we expect investments in our multi-client data library to be in a range of $20 million to $30 million for 2017, compared to the $14.9 million invested in 2016.
As of June 30, 2017, our E&P Technology & Services segment backlog, which consists of commitments for (i) data processing work and (ii) both multi-client new venture projects and proprietary projects by our Ventures group underwritten by our customers, was $48.0 million, compared to $33.9 million at December 31, 2016 and $29.9 million at June 30, 2016. The growth of backlog was due to ongoing activity in Mexico as well as activity related to several newly sanctioned programs. We anticipate that the majority of our backlog will be recognized as revenue over the second half of 2017.
For the first half of 2017, our Ocean Bottom Seismic Services segment continues to be affected by E&P companies delaying or canceling decisions to commit capital to OBS projects. We are actively pursuing multiple tenders for long-term OBS work while our crew has remained idle since completion of a survey offshore Nigeria in the third quarter 2016. Unfortunately due to political issues in the geographic areas where our current product technology is most competitive, we no longer envision the crew going back to work in the near-term. Despite political issues and uncertainty, we see significant long-term potential for OceanGeo and our technologies to improve OBS productivity, and we expect demand for OBS surveys to increase.

Our seismic contractor customers are also experiencing weakened demand due to the reduction in seismic spending by their oil company customers. Since early 2014, seismic contractors have taken approximately 35 seismic vessels, or about 29% of the fleet, out of the market. However, our E&P Operations Optimization segment sales are slightly up year-over-year.
We continue to monitor the global economy, the demand for crude oil and natural gas and the resulting impact on the capital spending plans and operations of our E&P customers to plan our business. We remain confident that, despite current marketplace challenges described above, we have positioned ourselves to take advantage of the next E&P market upturn by reducing our cost structure, shifting our focus more toward E&P solutions and less on equipment sales, and by diversifying our offerings across the E&P lifecycle.
It is our view that technologies that provide a competitive advantage through improved imaging, lower costs, higher productivity, or enhanced safety will continue to be valued in our marketplace. We believe that our newest technologies, such as WiBand, Marlin and 4Sea, will continue to attract customer interest, because these technologies are designed to deliver those desirable qualities.
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
On November 14, 2016, the District Court issued an order reducing the amount of the appeal bond from $120.0 million to $65.0 million, ordered the sureties to pay principal and interest on the royalty previously awarded and declined to issue a final judgment until after consideration of whether enhanced damages related to willfulness should be awarded in the case. While we did not agree with the unusual decision by the District Court ordering payment of the royalty damages and interest without a final judgment, we paid the $20.8 million due pursuant to the order to WesternGeco on November 25, 2016.
On March 14, 2017, the District Court held a hearing on whether or not additional damages for willfulness would be payable. On May 16, 2017, the District Court issued an order awarding WesternGeco additional damages in the amount of $5.0 million and ordering the appeal bond to be released and discharged. On June 30, 2017, WesternGeco and we jointly agreed that neither party would appeal the District Court's award of $5.0 million in enhanced damages. The parties also agreed that the $5.0 million would be paid over the course of 12 months with $1.25 million being paid in two installments of $0.625 million in 2017 and the remaining $3.75 million being paid in three quarterly payments of $1.25 million beginning January 1, 2018.
WesternGeco filed a second petition for writ of certiorari in the U.S. Supreme Court on February 17, 2017, appealing the lost profits issue again. We filed our response to WesternGeco’s second attempt to appeal to the Supreme Court the lost profits issue, raising both the substantive matters we addressed by opposing WesternGeco’s first petition, and also raising a procedural argument that WesternGeco cannot raise the same issue for a second time in a second petition for certiorari. On May 30, 2017, the Supreme Court called for the views of the U.S. Solicitor General regarding whether or not to grant certiorari. We and WesternGeco are each scheduled to meet with the Solicitor General’s office in late July 2017. The Solicitor General is expected to issue its opinion near the end of the third quarter of 2017. See Footnote 6 “Litigation” of Footnotes to Unaudited Condensed Financial Statements.
Key Financial Metrics
The table below provides an overview of key financial metrics for our company as a whole and our three business segments for the three and six months ended June 30, 2017, compared to the same period of 2016 (in thousands, except share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenues:
E&P Technology & Services:
New Venture	$19,986	$4,579	$26,935	$7,885

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016		2017		2016
Data Library	9,710	6,275		20,316		10,547
Total multi-client revenues	29,696	10,854		47,251		18,432
Imaging Services	4,186	7,764		9,941		13,204
Total	33,882	18,618		57,192		31,636
E&P Operations Optimization:
Devices	7,679	6,626		12,669		11,985
Optimization Software & Services	4,440	4,475		8,696		8,763
Total	12,119	11,101		21,365		20,748
Ocean Bottom Seismic Services	—	6,433		—		6,433
Total	$46,001	$36,152		$78,557		$58,817
Gross profit (loss):
E&P Technology & Services	$11,921	$(3,533)		$15,931		$(13,306)
E&P Operations Optimization	6,258	5,064		11,045		9,783
Ocean Bottom Seismic Services	(2,561)	3,322		(5,257)		(554)
Total	$15,618	$4,853		$21,719		$(4,077)
Gross margin:
E&P Technology & Services	35%	(19)%		28%		(42)%
E&P Operations Optimization	52%	46%		52%		47%
Ocean Bottom Seismic Services	—%	52%		—%		(9)%
Total	34%	13%		28%		(7)%
Income (loss) from operations:
E&P Technology & Services	$6,353	$(9,410)		$5,257		$(24,124)
E&P Operations Optimization	3,022	1,882		4,571		3,483
Ocean Bottom Seismic Services	(3,860)	360		(7,868)		(7,271)
Support and other	(9,087)	(9,420)		(19,444)		(18,805)
Loss from operations	$(3,572)	$(16,588)		$(17,484)		$(46,717)
Operating margin:
E&P Technology & Services	19%	(51)%		9%		(76)%
E&P Operations Optimization	25%	17%		21%		17%
Ocean Bottom Seismic Services	—%	6%		—%		(113)%
Support and other	(20)%	(26)%		(25)%		(32)%
Total	(8)%	(46)%		(22)%		(79)%
Net loss attributable to ION	$(10,441)	$(25,342)		$(33,783)		$(60,356)
Net loss per share:
Basic	$(0.88)	$(2.22)		$(2.85)		$(5.48)
Diluted	$(0.88)	$(2.22)		$(2.85)		$(5.48)

Special Items	—	4,191	(a)	5,000	(b)	4,191	(a)
Net loss attributable to ION as adjusted	$(10,441)	$(21,151)		$(28,783)		$(56,165)
Net loss per share as adjusted:
Basic	$(0.88)	$(1.85)		$(2.43)		$(5.10)
Diluted	$(0.88)	$(1.85)		$(2.43)		$(5.10)

(a)	Represents severance charges of $2.0 million and $2.2 million on extinguishment of debt associated with our second quarter 2016 bond exchange.

(b)	Represents a loss contingency accrual related to legal proceedings. See footnote 6 “Litigation” of Footnotes to Consolidated Financial Statements.
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

Results of Operations
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Our consolidated net revenues of $46.0 million for the three months ended June 30, 2017 (the “Current Quarter”) increased by $9.8 million, or 27%, compared to total net revenues of $36.2 million for the three months ended June 30, 2016 (the “Comparable Quarter”). Our overall gross margin was 34% in the Current Quarter, as compared to 13% in the Comparable Quarter. For the Current Quarter, our loss from operations was $3.6 million, compared to a loss of $16.6 million for the Comparable Quarter.
Net loss for the Current Quarter was $10.4 million, or $(0.88) per share, compared to a net loss of $25.3 million, or $(2.22) per share, for the Comparable Quarter. Excluding the impact of special items, as noted in the above table, adjusted net loss for the Comparable Quarter was $21.2 million, or $(1.85) per share.
Net Revenues, Gross Profits and Gross Margins
E&P Technology & Services — Net revenues for the Current Quarter increased by $15.3 million, or 82%, to $33.9 million, compared to $18.6 million for the Comparable Quarter. The increase in revenues was primarily due to an increase in our new venture revenue related to progress and new sales on our 3-D reimaging programs, as well as a 2-D new venture program which started during the Current Quarter. Data library sales also increased during the Current Quarter due to higher sales volume compared to the Comparable Quarter. The increases were partially offset by the decrease in Imaging Services revenues as a result of the shift we made to higher return multi-client new ventures programs. The Current Quarter reflects a gross profit of $11.9 million, representing a 35% gross margin, improving $15.4 million as compared to a gross loss of $3.5 million, which represented a (19)% gross margin in the Comparable Quarter. These improvements in gross profit and margin were due to the increase in revenues noted above and our cost control initiatives implemented in 2014 and continued through 2016. These increases were partially offset by higher sales-based amortization of our multi-client data library.
E&P Operations Optimization — Devices net revenues for the Current Quarter increased by $1.1 million, or 17%, to $7.7 million, compared to $6.6 million for the Comparable Quarter. Revenues increased due to new system sales to non-traditional customers for scientific and military applications and from incremental sales from recently commercialized products. Optimization Software & Services net revenues for the first quarter decreased by $0.1 million, or 2% to $4.4 million, compared to $4.5 million for the Comparable Quarter. Excluding the effect of foreign currencies, Optimization Software & Services revenues were up 11% in terms of its local GBP currency. Gross margin was 52% for the Current Quarter, compared to 46% for the Comparable Quarter. Gross margin improved due to increased sales activity as noted above and the benefit of our cost control initiatives, implemented in 2014 and continued through 2016.
Ocean Bottom Seismic Services — Net revenues for the Current Quarter were zero compared to $6.4 million for Comparable Quarter due to the OBS survey offshore Nigeria in 2016. In 2017, the crew remains idle as we pursue additional OBS work. Gross loss for the Current Quarter was $2.6 million, compared to gross income of $3.3 million for the Comparable Quarter, due to the reduction in revenue. This decline was partially offset by the renegotiation of our vessel leases which reduced our vessel lease costs during the Current Quarter.
Operating Expenses
Research, Development and Engineering — Research, development and engineering expense decreased $0.7 million, or 15%, to $4.1 million, for the Current Quarter, compared to $4.8 million for the Comparable Quarter. During the current down-cycle in E&P exploration spending, we have been selective in spending on research and development (“R&D”) projects in order to reduce expenses without sacrificing our ability to develop our technologies. As discussed above, despite the extended market downturn and uncertainty, we see significant long-term potential for OceanGeo and our technologies to improve OBS productivity. We continue to invest in our 4Sea system and we expect long-term demand for OBS production surveys (4-D) to increase.
Marketing and Sales — Marketing and sales expense increased $0.2 million, or 4%, to $4.9 million, for the Current Quarter, compared to $4.7 million for the Comparable Quarter primarily due to higher commissions driven by increased sales.
General, Administrative and Other Operating Expenses — General, administrative and other operating expenses decreased $1.8 million, or 15%, to $10.2 million, for the Current Quarter, compared to $12.0 million for the Comparable Quarter. These improvements in were due to our cost control initiatives implemented in 2016.
Other Items
Interest Expense, net — Interest expense, net, was $4.2 million for the Current Quarter compared to $4.7 million for the Comparable Quarter. Interest expense decreased slightly due to lower principal debt balances resulting from the bond exchange in the second quarter 2016. For additional information, please refer to “Liquidity and Capital Resources — Sources of Capital” below.

Other Income (Expense), Net — Other income for the Current Quarter was $0.2 million compared to other expense of $1.7 million for the Comparable Quarter. This difference was primarily related to a loss of $2.2 million on the exchange of bonds during the Comparable Quarter.
Income Tax Expense — Income tax expense for the Current Quarter was $2.4 million compared to $2.3 million for the Comparable Quarter. Our effective tax rates for the Current Quarter and Comparable Quarter were (31.5)% and (9.8)%, respectively. The income tax expense for the Current Quarter and Comparable Quarters primarily relates to results generated by our non-U.S. businesses. Our effective tax rate for the Current Quarter was negatively impacted by the change in valuation allowance related to U.S. operating losses for which we cannot currently recognize a tax benefit. See further discussion of establishment of the deferred tax valuation allowance at Footnote 5 “Income Taxes” of Notes to Unaudited Condensed Consolidated Financial Statements.
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Our consolidated net revenues of $78.6 million for the six months ended June 30, 2017 (the “Current Period”) increased by $19.7 million, or 34%, compared to total net revenues of $58.8 million for the six months ended June 30, 2016 (the “Comparable Period”). Our overall gross profit (loss) percentage for the Current Period was 28%, compared to (7)%, for the Comparable Period. For the Current Period, our loss from operations was $17.5 million, compared to $46.7 million, for the Comparable Period.
Net loss for the Current Period was $33.8 million, or $(2.85) per share, compared to a net loss of $60.4 million, or $(5.48) per share, in the Comparable Period. Excluding the impact of special items, as noted in the above table, adjusted net loss for Current Period was $28.8 million, or $(2.43) per share compared to adjusted net loss of $56.2 million, or $(5.10) per share, in the Comparable Period.
Net Revenues, Gross Profits and Gross Margins
E&P Technology & Services — Net revenues for the Current Period increased by $25.6 million, or 81%, to $57.2 million, compared to $31.6 million for the Comparable Period. The increase in revenues was primarily due to an increase in our new venture revenue related to progress and new sales on our 3-D reimaging programs, as well as a 2-D new venture program which started during the Current Quarter. Data library sales also increased during the Current Quarter due to higher sales volume compared to the Comparable Quarter. The increases were partially offset by the decrease in Imaging Services revenues as a result of the shift we made to higher return multi-client new ventures programs. Gross profit increased by $29.2 million to a gross profit of $15.9 million, representing a 28% gross margin, compared to a gross loss of $13.3 million, representing a (42)% gross margin, in the Comparable Period. These improvements in gross profit and margin were due to the increase in revenues noted above and our cost control initiatives implemented in 2014 and continued through 2016. These increases were partially offset by higher sales-based amortization of our multi-client data library.
E&P Operations Optimization — Devices net revenues for the Current Period increased by $0.7 million, or 6%, to $12.7 million, compared to $12.0 million for the Comparable Period. Revenues increased due to new system sales to non-traditional customers for scientific and military applications and from incremental sales from recently commercialized products. Optimization Software & Services net revenues for the Current Periods decreased by $0.1 million, or 1%, to $8.7 million compared to $8.8 million for the Comparable Period. Excluding the effect of foreign currencies, Optimization Software & Services revenues were up 13% in terms of its local GBP currency. Gross profit increased by $1.2 million to $11.0 million, representing a 52% gross margin, for the Current Period compared to $9.8 million, representing a 47% gross margin, for the Comparable Period. Gross profits and gross margin increased due to increased sales as noted above and to our cost control initiatives started in 2014 and continued through 2016.
Ocean Bottom Services — Net revenues for the Current Period were zero compared to $6.4 million for the Comparable Period due to the OBS survey offshore Nigeria in 2016. In 2017, the crew remains idle as we pursue additional OBS work. Gross loss for the Current Period was $5.3 million compared to $0.6 million for the Comparable Period. This increased loss is due to the reduction in revenue, partially offset by the renegotiation of our vessel leases which reduced our vessel lease cost during the Current Period.
Operating Expenses
Research, Development and Engineering — Research, development and engineering expense was $7.6 million for the Current Period, a decrease of $2.8 million, or 27%, compared to $10.4 million for the Comparable Period. During the current down-cycle in E&P exploration spending, we have been selective in spending on research and development (“R&D”) projects in order to reduce expenses without sacrificing our ability to develop our technologies. As discussed above, despite the extended market downturn and uncertainty, we see significant long-term potential for OceanGeo and our technologies to improve OBS productivity. We continue to invest in our 4Sea system and we expect long-term demand for OBS production surveys (4-D) to increase.

Marketing and Sales — Marketing and sales expense was $9.4 million for the Current Period, an increase of $0.7 million, or 8%, compared to $8.7 million, for the Comparable Period, primarily due to higher commissions driven by increased sales.
General, Administrative and Other Operating Expenses — General, administrative and other operating expenses were $22.2 million for the Current Period, a decrease of $1.4 million, or 6%, compared to $23.6 million for the Comparable Period. This decrease was primarily due to the benefit of our cost control initiatives, implemented in 2014 and continued through 2016.
Other Items
Interest Expense, net — Interest expense, net, was $8.7 million for the Current Period compared to $9.4 million for the Comparable Period. Interest expense decreased due to lower debt balances resulting from the bond exchange in the second quarter 2016. For additional information, please refer to “Liquidity and Capital Resources — Sources of Capital” below.
Other Income, Net — Other expense for the Current Period was $4.9 million compared to other expense of $1.6 million for the Comparable Period. This difference was primarily related to an increase in our loss contingency accrual related to the WesternGeco legal proceedings of $5.0 million, compared to a loss of $2.2 million on the exchange of bonds during the Comparable Period.
Income Tax Expense — Income tax expense for the Current Period was $2.0 million compared to $2.5 million for the Comparable Period. Our effective tax rates for the Current Period and Comparable Period were (6.4)% and (4.4)%, respectively. Our income tax expense for the Current Period and Comparable Periods, were primarily related to income from our non-US businesses. Our effective tax rate for the Current Period was negatively impacted by the change in valuation allowance related to U.S. operating losses for which we cannot currently recognize a tax benefit. See further discussion of establishment of the deferred tax valuation allowance at Footnote 5 “Income Taxes” of Notes to Unaudited Condensed Consolidated Financial Statements.
Liquidity and Capital Resources
Sources of Capital
As of June 30, 2017, we had $43.3 million of cash on hand and $11.7 million of undrawn borrowing base availability under the Credit Facility. Our cash requirements include working capital requirements and cash required for our debt service payments, multi-client seismic data acquisition activities and capital expenditures. As of June 30, 2017, we had working capital of $(25.1) million, which includes a current liability of $28.5 million of Senior secured third-priority lien notes that are payable during the second quarter 2018. Working capital requirements are primarily driven by our investment in our multi-client data library ($8.5 million in the Current Period) and royalty payments for multi-client sales. Also, our headcount has traditionally been a significant driver of our working capital needs. As a significant portion of our business is involved in the planning, processing and interpretation of seismic data services, one of our largest investments is in our employees, which involves cash expenditures for their salaries, bonuses, payroll taxes and related compensation expenses. During late 2014 and continuing through mid-2016, we reduced our workforce by over 60%, and reduced salaries by 10% for a majority of our employees and closed selected facilities. Our workforce has since stabilized. These actions are expected to result in annualized cash savings of approximately $95 million which we began to fully realize in 2017.
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
The borrowing base under the Credit Facility will increase or decrease monthly using a formula based on certain eligible receivables, eligible inventory and other amounts, including a percentage of the net orderly liquidation value of our multi-client data library (not to exceed $15.0 million for the multi-client data library component). As of June 30, 2017, the borrowing base under the Credit Facility was $21.7 million, and there was $10.0 million of outstanding indebtedness under the Credit Facility.
The Credit Facility requires us to maintain compliance with various covenants. At June 30, 2017, we were in compliance with all of the covenants under the Credit Facility. For further information regarding our Credit Facility, see Footnote 3 “Long-term Debt” of Footnotes to Unaudited Condensed Financial Statements.
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
The Third Lien Notes Indenture requires us to maintain compliance with various covenants. At June 30, 2017, we were in compliance with all of the covenants under the Third Lien Notes Indenture.
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

The indenture dated April 28, 2016, governing the Second Lien Notes (the “Second Lien Notes Indenture”) contains certain covenants that, among other things, limits or prohibits our ability and the ability of our restricted subsidiaries to take certain actions or permit certain conditions to exist during the term of the Second Lien Notes, including among other things, incurring additional indebtedness, creating liens, paying dividends and making other distributions in respect of our capital stock, redeeming our capital stock, making investments or certain other restricted payments, selling certain kinds of assets, entering into transactions with affiliates, and effecting mergers or consolidations. These and other restrictive covenants contained in the Second Lien Notes Indenture are subject to certain exceptions and qualifications. At June 30, 2017, we were in compliance with all of the covenants under the Second Lien Notes Indenture. All of our subsidiaries are currently restricted subsidiaries.
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
Meeting our Liquidity Requirements
As of June 30, 2017, our total outstanding indebtedness (including capital lease obligations) was approximately $156.2 million, including approximately $120.6 million outstanding Second Lien Notes, $28.5 million outstanding Third Lien Notes, $10.0 million outstanding indebtedness under our Credit Facility, $1.4 million of equipment capital leases, and $0.3 million of other debt.
For the Current Period, total capital expenditures, including the investments in our multi-client data library, were $9.4 million. We expect investments in our multi-client data library this year to be in the range of $20 million to $30 million. Our full year investment in our multi-client data library is expected to increase in 2017 compared to 2016 in anticipation of further stabilization in the E&P industry during 2017. We expect capital expenditures related to property, plant, equipment and seismic rental assets to be in the range of $1 million to $2 million in 2017.
For the Current Period, we paid $0.6 million of the $5.0 million accrual we established in the first quarter of 2017. In addition, we reclassified the $28.5 million outstanding Third Lien Notes to a current liability as this balance matures in less than 12 months. With respect to our ongoing WesternGeco litigation and the approaching maturity of our outstanding Third Lien Notes, we believe that our existing cash balance, cash from operations and undrawn availability under our Credit Facility will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, as described at Part II, Item 1. “Legal Proceedings,” there are possible scenarios involving an outcome in the WesternGeco lawsuit that could materially and adversely affect our liquidity.
Cash Flow from Operations
In the Current Period, we generated $3.6 million of cash from operating activities compared to a use of cash of $12.3 million for the Comparable Period. The increase in net cash provided by operations was due improved operating results as well as increased collections of accounts receivable.
Cash Flow from Investing Activities
Cash used in investing activities was $9.4 million in the Current Period compared to $9.0 million for the Comparable Period. The principal uses of cash in our investing activities during the Current Period were $8.5 million invested in our multi-client data library and $0.9 million for capital expenditures related to property, plant, equipment and seismic rental assets.
The principal use of cash in our investing activities during the Comparable Period were $8.6 million invested in our multi-client data library and $0.3 million for capital expenditures related to property, plant, equipment and seismic rental assets.

Cash Flow from Financing Activities
Net cash used in financing activities was $3.5 million in the Current Period, compared to $11.9 million in the Comparable Period. The primary use of cash in our financing activities during the Current Period was $3.2 million of payments of long-term debt, including equipment capital leases.
The net cash used in financing activities during the Comparable Period was primarily related to $4.8 million of payments of long-term debt, $6.2 million of costs associated with issuance of debt, $15.0 million of payments to repurchase bonds, offset by $15.0 million of borrowings on our revolver.
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
Foreign Sales Risks
The majority of our foreign sales are denominated in U.S. dollars. Product revenues are allocated to geographical locations on the basis of the ultimate destination of the equipment, if known. If the ultimate destination of such equipment is not known, product revenues are allocated to the geographical location of initial shipment. Service revenues, which primarily relate to our E&P Technology & Services segment, are allocated based upon the billing location of the customer. For the Current and Comparable Periods, international sales comprised 73% and 79%, respectively, of total net revenues.

The following table is a summary of net revenues by geographic area (in thousands):	Six Months Ended June 30,
	2017	2016
Net revenues by geographic area:
North America	$21,265	$12,272
Latin America	18,757	7,506
Europe	17,064	17,092
Asia Pacific	11,585	6,172
CIS	7,332	1,063
Africa	1,473	9,269
Middle East	1,081	5,443
Total	$78,557	$58,817
Credit Risks
At June 30, 2017, we had two multi-national oil company customers, each with balances greater than 10% of our total combined accounts and unbilled receivable balances. These customers’ receivable and unbilled balances represented 22%, and 13%, respectively, of our net accounts receivable and unbilled receivables at June 30, 2017. Additionally, there were no customers that comprised more than 10% of our total net revenues for the six months ended June 30, 2017.
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
Our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2017.
Changes in Internal Control over Financial Reporting. There was not any change in our internal control over financial reporting that occurred during the three months ended June 30, 2017, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On November 14, 2016, the District Court issued an order reducing the amount of the appeal bond from $120.0 million to $65.0 million, ordered the sureties to pay principal and interest on the royalty previously awarded and declined to issue a final judgment until after consideration of whether enhanced damages related to willfulness should be awarded in the case. While we did not agree with the unusual decision by the District Court ordering payment of the royalty damages and interest without a final judgment, we paid the $20.8 million due pursuant to the order to WesternGeco on November 25, 2016.
On March 14, 2017, the District Court held a hearing on whether or not additional damages for willfulness would be payable. On May 16, 2017, the District Court issued an order awarding WesternGeco additional damages in the amount of $5.0 million and ordering the appeal bond to be released and discharged. On June 30, 2017, WesternGeco and we jointly agreed that neither party would appeal the District Court's award of $5.0 million in enhanced damages. The parties also agreed that the $5.0 million would be paid over the course of twelve months with $1.25 million being paid in two installments of $0.625 million in 2017 and the remaining $3.75 million being paid in three quarterly payments of $1.25 million beginning January 1, 2018.

WesternGeco filed a second petition for writ of certiorari in the U.S. Supreme Court on February 17, 2017, appealing the lost profits issue again. We filed our response to WesternGeco’s second attempt to appeal to the Supreme Court the lost profits issue, raising both the substantive matters we addressed by opposing WesternGeco’s first petition, and also raising a procedural argument that WesternGeco cannot raise the same issue for a second time in a second petition for certiorari. On May 30, 2017, the Supreme Court called for the views of the U.S. Solicitor General regarding whether or not to grant certiorari. We and WesternGeco are each scheduled to meet with the Solicitor General’s office in late July 2017. The Solicitor General is expected to issue its opinion near the end of the third quarter of 2017. See Footnote 6 “Litigation” of Footnotes to Unaudited Condensed Financial Statements.
Other Litigation
We have been named in various other lawsuits or threatened actions that are incidental to our ordinary business. Litigation is inherently unpredictable. Any claims against us, whether meritorious or not, could be time-consuming, cause us to incur costs and expenses, require significant amounts of management time and result in the diversion of significant operational resources. The results of these lawsuits and actions cannot be predicted with certainty. We currently believe that the ultimate resolution of these matters will not have a material adverse effect on our financial condition or results of operations or our liquidity.
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
Information regarding factors that may cause actual results to vary from our expectations, referred to as “risk factors,” appears in our Annual Report on Form 10-K for the year ended December 31, 2016, in Part I, Item 1A. “Risk Factors,” as previously filed with the SEC, as well as the following additional risk factors.
If we cannot meet the continued listing requirements of the New York Stock Exchange (the “NYSE”), the NYSE may delist our common shares, which would have an adverse impact on the trading volume, liquidity and market price of our common shares.
On July 20, 2017, ION Geophysical Corporation (the “Company”) received written notice from the New York Stock Exchange (the “NYSE”) that it is not in compliance with the continued listing standards set forth in Section 802.01B of the NYSE Listed Company Manual. The Company is considered below criteria established by the NYSE for continued listing because its average market capitalization has been less than $50 million over a consecutive 30 trading-day period, and at the same time its last reported stockholders’ equity was below $50 million.
The Company plans to notify the NYSE within 10 business days of its intent to submit a plan that demonstrates its ability to bring the Company into conformity with the continued listing standards within 18 months of receipt of the notice. The Company intends to submit the plan within 45 days. The NYSE will have 45 days after receipt of the plan to review and determine whether the Company has made a reasonable demonstration of its ability to return to conformity with the relevant standards within the 18-month period. The NYSE will either accept the plan, at which time the Company would be subject to ongoing monitoring for compliance with the plan, or the NYSE will not accept the plan and the Company would be subject to suspension and delisting procedures.
During the 18-month period, the Company's shares will continue to be listed and traded on the NYSE, subject to its continued compliance with the plan and other NYSE continued listing standards. The Company can provide no assurances that it will be able to satisfy any of the steps outlined above and maintain a listing of its shares.
There is no immediate impact on the listing of the Company’s common stock, which will continue to trade on the NYSE, subject to the Company’s compliance with other listing standards. The Company will continue to file periodic and other reports with the SEC under applicable federal securities laws.
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
We face a significant debt maturity in 2018.
Our $28.5 million aggregate principal amount of Senior Secured Third-Priority Lien notes mature on May 15, 2018.  If our cash flows from operations and other capital resources are insufficient to pay off such notes, we may face substantial liquidity problems and may be forced to reduce or delay investments, dispose of material assets or operations, or issue additional debt or equity. We may not be able to take such actions, if necessary, on commercially reasonable terms or at all. Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results or operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) During the three months ended June 30, 2017, in connection with the vesting of (or lapse of restrictions on) shares of our restricted stock held by certain employees, we acquired shares of our common stock in satisfaction of tax withholding obligations that were incurred on the vesting date. The date of acquisition, number of shares and average effective acquisition price per share were as follows:

Period	(a) Total Number of Shares Acquired	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Program
April 1, 2017 to April 30, 2017	—	$—	Not applicable	Not applicable
May 1, 2017 to May 31, 2017	—	$—	Not applicable	Not applicable
June 1, 2017 to June 30, 2017	3,904	$4.45	Not applicable	Not applicable
Total	3,904	$4.45
Stock Repurchase Program
On November 4, 2015, our board of directors approved a stock repurchase program authorizing us to repurchase, from time to time from November 10, 2015 through November 10, 2017, up to $25 million in shares of our outstanding common stock. Since the program’s inception on November 10, 2015 through June 30, 2017, we had repurchased 451,792 shares our common stock at an average price per share of $6.41, and we have approximately $22 million of remaining authorized capacity available pursuant to the repurchase program. For further information regarding the Stock Repurchase Program, see Footnote 12 “Stockholder's Equity, Stock-Based Compensation Expense and Repurchase Plan.” of Footnotes to Unaudited Condensed Financial Statements.
At-The-Market Equity Offering Program
On December 22, 2016 we announced that we filed a prospectus supplement under which we may sell up to $20 million of our common stock through an "at-the-market" equity offering program (the "ATM Program"). We intended to use the net proceeds from sales under the ATM Program to be positioned to capitalize on opportunities such as acquiring complementary distressed assets, or other value-added transactions. The timing of any sales depended on a variety of factors to be determined by us. Effective May 2, 2017, we terminated and canceled the ATM Program.  No shares were sold pursuant to the ATM Program.
Item 5. Other Information
None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

101
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations for the three- and six-months ended June 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three- and six-months ended June 30, 2017 and 2016, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, (v) Footnotes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ION GEOPHYSICAL CORPORATION

By	/s/ Steven A. Bate
Steven A. Bate
Executive Vice President and Chief Financial Officer
Date: August 3, 2017

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

101
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations for the three- and six-months ended June 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three- and six-months ended June 30, 2017 and 2016, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, (v) Footnotes to Unaudited Condensed Consolidated Financial Statements.