Form 10-K
period 2017-12-31
ION GEOPHYSICAL CORP
filed 2018-02-08
CIK 866609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2017 (the last business day of the registrant’s second quarter of fiscal 2017), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $45.3 million based on the closing sale price per share ($4.35) on such date as reported on the New York Stock Exchange.
As of February 6, 2018, the number of shares of common stock, $0.01 par value, outstanding was 12,022,201 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders scheduled to be held on May 17, 2018, to be filed pursuant to Regulation 14A	Part III

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

Item 1. Business
We are a global, technology-focused company that provides geoscience products, services and solutions to the global oil and gas industry. Our offerings are designed to allow oil and gas exploration and production (“E&P”) companies to obtain higher resolution images of the Earth’s subsurface to reduce their risk in hydrocarbon exploration and development. We acquire, process and interpret seismic data from seismic surveys on a multi-client or proprietary basis. Seismic surveys for our multi-client data library business are pre-funded, or underwritten, in part by our customers, and, with the exception of our ocean bottom seismic (“OBS”), data acquisition services company, OceanGeo B.V. (“OceanGeo”), we contract with third party seismic data acquisition companies to acquire the seismic data, all of which is intended to minimize our risk exposure. We serve customers in most major energy producing regions of the world from strategically located offices in 23 cities on six continents.
Seismic imaging plays a fundamental role in hydrocarbon exploration and reservoir development by delineating structures, rock types and fluid locations in the subsurface. Our technologies, services and solutions are used by E&P companies to generate high-resolution images of the Earth’s subsurface to identify hydrocarbons and pinpoint drilling locations for wells.
We provide our services and products through three business segments - E&P Technology & Services, E&P Operations Optimization, and Ocean Bottom Seismic Services. In addition, we have a 49% ownership interest in our INOVA Geophysical Equipment Limited joint venture (“INOVA Geophysical,” or “INOVA”).
For decades, we have provided innovative seismic data acquisition technology, such as multicomponent imaging with VectorSeis® products, technology to record seismic data below ice, and cableless seismic acquisition technology. The advanced technologies we currently offer include our Orca® and Gator™ command and control software systems, WiBand® broadband data processing technology, 4Sea® OBS acquisition system, Marlin™ operations optimization solution and other technologies, each of which is designed to deliver improvements in image quality, productivity and/or safety. We have approximately 500 patents and pending patent applications in various countries around the world. Approximately 48% of our employees are involved in technical roles and over 24% of our employees have advanced degrees.
E&P Technology & Services. Our E&P Technology & Services business provides three distinct service activities that often work together.
Our E&P Technology & Services business focuses on providing products and services that help E&P companies, National Oil Companies (“NOCs”) and private equity firms maximize the value of their assets throughout the E&P lifecycle.
Our Ventures group provides full-scope two-dimensional (“2-D”) and three-dimensional (“3-D”) multi-client and proprietary programs, including survey design and planning, data acquisition, project management, advanced processing and imaging services, reservoir characterization, and interpretation. Our Ventures group focuses on the geologically intensive components of the image development process, such as survey planning and design, and data processing and interpretation, outsourcing the logistics components (such as field acquisition) to experienced seismic and other geophysical contractors. Our global data library consists of over 550,000 km of 2-D and over 150,000 sq km of 3-D multi-client seismic data in virtually all major offshore petroleum provinces. In addition, we have 3-D ResSCAN onshore imaging, characterization and microseismic monitoring programs.
Our Imaging Services group offers data processing and imaging services designed to help our E&P customers reduce exploration and production risk, evaluate and develop reservoirs, and increase production. We have more than 24 petabytes of digital seismic data storage in 4 global data centers, including two core data centers located in Houston and in the U.K.
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

E&P Operations Optimization. Our E&P Operations Optimization business combines our Optimization Software & Services and Devices offerings.
Our Optimization Software & Services business provides command and control software systems, related software and services for marine towed streamer and ocean bottom seismic operations, as well as survey design. Our Orca software system is installed on towed streamer vessels worldwide, and our Gator software is utilized on many ocean bottom seismic surveys.
Our Marlin solution is designed to optimize operations for a variety of offshore industries with simultaneous operations challenges such as seismic data acquisition, E&P assets, supply vessel management, offshore wind farm management, and others.
Our 4-D (time lapse) and wide-azimuth survey operations is designed to offer consulting services for planning and supervising complex surveys.
Our Devices business is engaged in the manufacture and repair of marine towed streamer acquisition and positioning systems and analog geophone sensors.
Ocean Bottom Seismic (“OBS”) Services. We offer a fully integrated OBS solution designed to maximize seismic image quality, operational efficiency and safety. The integrated OBS solution includes expert survey design, planning and optimization, superior data captured using multicomponent acquisition systems available exclusively to OceanGeo; data acquisition by the experienced team at OceanGeo; and data processing, interpretation and reservoir services, by our Imaging Services experts. In addition, OceanGeo is engaged in the manufacture of redeployable ocean bottom cable seismic data acquisition systems.
INOVA Geophysical. We conduct our land seismic equipment business through INOVA Geophysical, a joint venture with BGP Inc., a subsidiary of China National Petroleum Corporation (“CNPC”). BGP is generally regarded as the world’s largest land geophysical service contractor. BGP owns a 51% equity interest in INOVA Geophysical, and we own the remaining 49% interest. INOVA manufactures land seismic data acquisition systems, digital sensors, vibroseis vehicles (i.e., vibrator trucks), and energy source controllers. We wrote our investment in INOVA down to zero as of December 31, 2014.
Seismic Industry Overview
1930s – 1970s. Since the 1930s, oil and gas companies have sought to reduce exploration risk by using seismic data to create an image of the Earth’s subsurface. Seismic data is recorded when listening devices placed on the Earth’s surface, ocean bottom floor, or carried within the streamer cable of a towed streamer vessel, measure how long it takes for sound vibrations to echo off rock layers underground. For seismic data acquisition onshore, the acoustic energy producing the sound vibrations is generated by the detonation of small explosive charges or by large vibroseis (vibrator) vehicles. In marine acquisition, the energy is provided by a series of source arrays that deliver compressed air into the water column.
The acoustic energy propagates through the subsurface as a spherical wave front, or seismic wave. Interfaces between different types of rocks will both reflect and transmit this wave front. Onshore, the reflected signals return to the surface where they are measured by sensitive receivers that are analog coil-spring geophones. Offshore, the reflected signals are recorded by either hydrophones towed in an array behind a streamer acquisition vessel or by multicomponent geophones or MEMS sensors that are placed directly on the ocean floor. Once the recorded seismic energy is processed using advanced algorithms and workflows, images of the subsurface can be created to depict the structure, lithology (rock type), fracture patterns, and fluid content of subsurface horizons, highlighting the most promising places to drill for oil and natural gas. This processing also aids in engineering decisions, such as drilling and completion methods, as well as decisions affecting overall reservoir production and economic decisions relating to drilling risk and reserves in place.
Typically, an E&P company engages the services of a geophysical acquisition contractor to develop a seismic survey design, secure permits, coordinate logistics, and acquire seismic data in a selected area. The E&P company generally relies on third parties, such as ION, to provide the contractor with equipment, navigation and data management software, and field support services necessary for data acquisition. After the data is collected, the same geophysical contractor, a third-party data processing company, or the E&P company itself will process the data using proprietary algorithms and workflows to create a series of seismic images. Geoscientists then interpret the data by reviewing the images of the subsurface and integrating the geophysical data with other geological and production information such as well logs or core information.
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

1980s. Until the early 1980s, the primary commercial seismic imaging technology was 2-D. 2-D seismic data is recorded using a single line of receivers. Once processed, 2-D seismic data allows geoscientists to see only a thin vertical slice of the Earth, and that image may be distorted by reflections originating out of the place of the receiver line. A geoscientist using 2-D seismic technology must speculate on the characteristics of the Earth between the slices and attempt to visualize the true 3-D structure of the subsurface.
The commercial development of 3-D imaging technology in the early 1980s was an important technological milestone for the seismic industry. Previously, the high cost of 3-D seismic data acquisition techniques and the lack of computing power necessary to process, display, and interpret 3-D data on a commercial basis slowed its widespread adoption. Today’s 3-D seismic techniques record the reflected energy across a patch of receivers that collectively provide a more holistic, spatially-sampled depiction of geological horizons and, in some cases, rock and fluid properties, within the Earth.
3-D seismic data and the associated computer-based processing platforms enable geoscientists to generate more accurate subsurface maps than could be constructed from 2-D seismic lines. In particular, 3-D seismic data provided more detailed information about and higher-quality images of subsurface structures, including the geometry of bedding layers, salt structures, and fault planes. The improved 3-D seismic images enabled the oil and gas industry to discover new reservoirs, reduce finding and development costs, and lower overall hydrocarbon exploration risk. Driven by faster computers and more sophisticated mathematical equations to process the data, the technology advanced quickly.
1990s. As commodity prices decreased in the late 1990s and the pace of innovation in 3-D seismic imaging technology slowed, E&P companies slowed the commissioning of new seismic surveys. Also, business practices employed by geophysical contractors impacted demand for seismic data. In an effort to sustain higher utilization of existing capital assets, geophysical contractors increasingly began to collect speculative seismic data for their own data libraries in the hopes of selling it later to E&P companies. There became an abundance of speculative multi-client data in many regions. Additionally, since contractors incurred most of the costs of this speculative seismic data at the time of acquisition, contractors lowered prices to recover as much of their investment as possible, which drove operating margins down. During the 1990’s, the accuracy of 3-D seismic surveys improved to the point that a survey acquired after significant oil production could be compared to a pre-production survey, and a map of the drainage pattern of the reservoir could be produced. This technique became known as time lapse, or 4-D seismic.
2000s. The conditions from the 1990s continued to prevail until 2004-2005, when commodity prices began increasing and E&P companies increased capital spending programs, driving higher demand for our services and products. During this time, the use of horizontal drilling and hydraulic fracturing increased, as onshore North American production became economically viable with higher oil prices. These techniques, used to extract oil from and gas from unconventional reservoirs, made once “hard to produce” oil and gas accessible and caused an upsurge in North American onshore oil and gas activity.
The financial crisis that occurred in 2008 and the resulting economic downturn drove hydrocarbon prices down sharply, reducing exploration activities in North America and in many parts of the world. However, crude oil prices rebounded and were fairly consistent from 2011-2014 exceeding $100 per barrel, and U.S. oil production exceeded even the most optimistic forecasts. In late 2014, however, oil prices began to decline significantly, dropping by approximately half and continued into 2015 and 2016 as signs emerged that non-U.S. demand was weakening.
Throughout 2014-2017, oil companies prioritized shareholder returns and cash flow generation over hydrocarbon resource growth, minimizing discretionary spending and shifting their focus from exploration to production. This shift caused a contraction in E&P spending, especially on seismic data and services for exploration. In addition, oil and gas companies have tended to shift toward reprocessing existing seismic data as a more cost-effective alternative to acquiring new data where possible.
Our Strategy
The key elements of our business strategy are to:

•
Leverage our key technologies to provide integrated solutions to oil and gas companies, across the entire E&P lifecycle. More of our customers are seeking fully integrated offerings from seismic companies, from survey planning and design, to leading technology differentiation in acquisition and processing. We have transformed our company from an equipment provider to an integrated service provider, where leading equipment and software technologies underpin our solution offerings. The growth in our E&P Technology & Services business over the past decade is a testament to our steadfast execution of this strategy. Whereas our E&P Technology & Services offerings, including our BasinSPAN™ 2-D seismic programs, were focused on the earlier frontier exploration phase of the E&P lifecycle, our newest offering, OBS Services through OceanGeo, is geared to the later, production phase of the E&P lifecycle leveraging our internally developed technology, including 4Sea®, our newest OBS data acquisition system.

•
Expand and globalize our E&P Technology & Services business. We seek to expand and grow our E&P Technology & Services business into new regions, with new customers and new offerings, including data processing services through our Imaging Services group and our Ventures multi-client and proprietary programs. Historically known for our 2-D programs, we entered the 3-D multi-client market in 2013 by acquiring and processing our first survey offshore Ireland. Since then, we have expanded our 3-D seismic data library considerably by purchasing existing seismic data and reimaging the data by using new data processing techniques and algorithms. For the foreseeable future, we expect the majority of our near-term investments to be in research and development and computing infrastructure for our data processing business and to support our multi-client projects. We believe this focus better positions our company as a full-service technology company with an increasing proportion of revenues derived from E&P customers.

•
Continue investing in advanced software and equipment technology to provide next generation services and products. We intend to continue investing in the development of new technologies for use by E&P companies. In particular, we intend to focus on the development of the next generation of our OBS technology, our Marlin operations optimization software, and derivative products, with the goal of obtaining technical and market leadership in what we continue to believe are important and expanding markets. In 2017, our total investment in research and development and engineering was equal to approximately 8% of our total net revenue for the year.

•
Collaborate with our customers to provide products and solutions designed to meet their needs. A key element of our business strategy has been to understand the challenges faced by E&P companies in seismic survey planning, data acquisition, processing, and interpretation. We will continue to develop and offer technology and services that enable us to work with E&P companies to solve their unique challenges around the world. We have found collaborating with E&P companies to better understand their imaging challenges and working with them to ensure the right technologies are properly applied, is the most effective method for meeting their needs. Our goal of being a full solutions provider to solve the most difficult challenges for our customers is an important element of our long-term business strategy, and we are implementing this partnership approach globally through local personnel in our regional organizations who understand the unique challenges in their areas. We formed an E&P Advisors group in 2015 designed to focus specifically on this element of our strategy.

Our Strengths
We believe that we are solidly positioned to successfully execute the key elements of our business strategy based on the following competitive strengths:

•
We are leveraging our key technologies to provide integrated solutions to oil and gas companies. More of our customers are seeking fully integrated offerings from seismic companies, from survey planning and design, to leading technology differentiation in acquisition and processing. ION has become an integrated solution provider for both towed streamer and ocean bottom seismic services.

•
We are a broad-based seismic solutions provider, with offerings spanning the entire geophysical workflow. We are a technology-focused service provider, with offerings that span the entire seismic workflow, from survey planning and data acquisition to processing and interpretation. Our offerings include seismic data acquisition hardware, data acquisition services, command and control software, value-added services associated with seismic survey design, seismic data processing and interpretation, and multi-client seismic data libraries.

•
Our “asset light” strategy enables us to avoid significant fixed costs and to remain financially flexible. We do not own a fleet of marine vessels and, with the exception of OceanGeo, we do not provide our own crews to acquire seismic data. We outsource a majority of our seismic data acquisition activity to third parties that operate their own fleets of seismic vessels and equipment. Doing so enables us to avoid fixed costs associated with these assets and personnel and to manage our business in a manner designed to afford us the flexibility to quickly decrease our costs or capital investments in the event of a downturn, as we experienced from 2014-2016. Similar to our asset light strategy, Schlumberger recently announced their plans to exit the land and marine acquisition business. We actively manage the costs of developing our multi-client data library business by requiring our customers to partially pre-fund, or underwrite, the investment for any new project. Our target goal is to have a vast majority of the total cost of each new project’s data acquisition to be underwritten by our customers. We believe this conservative approach to data library investment is the most prudent way to reduce the impact of any sudden reduction in the demand for seismic data, giving us the flexibility to aggressively reduce cash outflows as we have successfully implemented in the current industry downturn.

•
Our global footprint and ability to work in harsh conditions allow us to offset regional downturns. Our focus on conducting business around the world, even in the harshest and most extreme environments, has been and will continue to be a key component of our strategy. This global focus and diversified portfolio approach has been helpful in minimizing the impact of any regional or country-specific slowdown for short or extended periods of time.

•
We have a diversified and blue chip customer base. We provide services and products to a diverse, global customer base that includes many of the largest oil and gas and geophysical companies in the world, including NOCs and International Oil Companies (“IOCs”). Over the past decade, we have made significant progress in expanding our customer list and revenue sources. Whereas almost all of our revenues in the early 2000s were derived principally from seismic service providers, in 2017, E&P companies accounted for approximately 73% of our total revenues. Although we provide services and products to some of the largest E&P companies in the world, no single customer accounted for more than 10% of our total revenue in 2016 and 2015; in 2017, we had one multi-national oil customer that exceeded 10% of our total revenue.

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
We offer our services to customers on both a proprietary and multi-client (non-exclusive) basis. In both cases, the customers generally pre-fund a majority of the survey costs. The period during which our multi-client surveys are being designed, acquired or processed is referred to as the “New Venture” phase. For proprietary services, the customer has exclusive ownership of the data. For multi-client surveys, we generally retain ownership of or long-term exclusive marketing rights to the data and receive ongoing revenue from subsequent data license sales.
Since 2002, we have acquired and processed a growing multi-client data library consisting of non-exclusive marine and ocean bottom data from around the world. The majority of the data licensed by ION consists of ultra-deep 2-D seismic data that E&P companies use to evaluate petroleum systems at the basin level, including insights into the character of source rocks and sediments, migration pathways, and reservoir trapping mechanisms. In some cases, we extend beyond seismic data to include magnetic, gravity, well log, and electromagnetic information, to provide a more comprehensive picture of the subsurface. Known as “BasinSPAN” programs, these geophysical surveys cover most major offshore basins worldwide and we continue to build on them. In addition to our 2-D multi-client programs, in 2013, we acquired our first 3-D marine proprietary program, then in 2014, in collaboration with Polarcus Limited, a marine geophysical company, we jointly acquired and processed our first 3-D survey offshore Ireland.
 In 2016, in collaboration with Schlumberger we began a 3-D multi-client broadband reimaging program offshore Mexico, leveraging Mexico's National Hydrocarbons Commission (CNH) data library. The successful Campeche program has since expanded due to customer demand and now consists of approximately 94,000 km2 offshore southern Mexico. Since 2016, we have added an additional 70,000 km2 of 3-D data offshore Mexico (in continued collaboration with Schlumberger) and in Brazil. These programs make up a significant portion of our backlog at December 31, 2017.
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
Imaging Services — Our Imaging Services group provides advanced marine and land seismic data processing and imaging. In addition to applying processing and imaging technologies to data we own or data licensed by our customers, we also provide our customers with seismic data acquisition support services, such as data pre-conditioning for imaging and quality control of seismic data acquisition.
We utilize a globally distributed network of Linux-cluster processing centers in combination with our major hubs in Houston and London to process seismic data using advanced, proprietary algorithms and workflows.
Our Imaging Services team has pioneered several differentiated processing and imaging solutions for both offshore and onshore environments including: Reverse Time Migration (RTM), Surface Related Multiple Elimination (SRME), and WiBand broadband deghosting. In 2013, we commercially released our Full Waveform Inversion and non-parametric picking tomography techniques to improve subsurface image resolution in areas with complex geologies. The advantages of these techniques are that they allow for the resolution of complex, small-scale velocity variations. In 2014, we introduced PrecisION™, an innovative compressed seismic inversion technique that is designed to build Earth reconstructions with improved accuracy and aid geoscientists in better quantifying exploration and development risk and uncertainty. In 2015, we released our next generation data processing system, Perseus, which removes our dependence on third party software and yielded turnaround improvements of over four times on our key processes. In addition to processing our own 2-D and 3-D multi-client programs, our proprietary processing and imaging business has been focused on key customers with complex 3-D imaging challenges predominantly in the marine environment for both towed streamer and seabed.
At December 31, 2017, our E&P Technology & Services segment backlog, which consists of commitments for (i) data processing work and (ii) both multi-client New Venture and proprietary projects that have been underwritten, has increased to $39.2 million compared with $33.9 million at December 31, 2016. The majority of the increase in backlog is attributable to our 3-D imaging programs. Our E&P Technology & Services segment’s fiscal-year-end backlog includes signed contracts that we can usually fulfill within approximately six months. Investments in our multi-client data library are dependent upon the timing of our New Venture projects and the availability of underwriting by our customers. Our asset light strategy enables us to scale our business to avoid significant fixed costs and to remain financially flexible as we manage the timing and levels of our capital expenditures.
E&P Advisors — Our E&P Advisors group partners with E&P operators, energy industry regulators and capital institutions to capture and monetize E&P opportunities worldwide. This group provides technical, commercial and strategic advice across the exploration and production value chain, working at basin, prospect and field scales. E&P Advisors couple ION’s proven technical capabilities with the industry’s best commercial and strategic minds to deliver fit-for-purpose solutions, employing a variety of commercial models specific to our clients’ needs.
E&P Operations Optimization Segment
Our E&P Operations Optimization segment combines our Optimization Software & Services and Devices offerings.
Through this segment, we supply command and control software systems and related services for marine towed streamer and ocean bottom seismic operations. Software developed by our Optimizations Software & Services group is installed on marine towed streamer vessels and used by many ocean bottom survey crews. In addition we, recently began selling existing technology to new customers in scientific, military and academic industries. An advantage of our underlying software platform is that it provides common components from which to build other applications. This enables the acceleration of development and commercialization of new products as market opportunities are identified. Marlin, our newest software solution for optimizing offshore operations is an example where we leveraged the underlying software platform to quickly develop a new offering.
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
Survey Planning and Optimization - We offer consulting services for planning and supervising complex surveys, including for 4-D (time lapse) and wide-azimuth survey operations. Our acquisition expertise and in-field software platforms are designed to allow clients, including both oil companies and seismic data acquisition contractors, to optimize these complex surveys, improving efficiencies, data quality and reducing costs. Our Orca and Gator systems are designed to integrate with our post-survey tools for processing, analysis and data quality control. Orca and Gator both have modules that enable in-field survey optimization. These modules are designed to enable improved, safer acquisition through analysis and prediction of sea currents and integration of the information into the acquisition plan.
Products of our Devices group include the following:
Marine Positioning Systems — Our marine towed streamer positioning system includes streamer cable depth control devices, lateral control devices, compasses, acoustic positioning systems and other auxiliary sensors. This equipment is designed to control the vertical and horizontal positioning of the streamer cables and provides acoustic, compass and depth measurements to allow processors to tie navigation and location data to geophysical data to determine the location of potential hydrocarbon reserves. DigiBIRD II™ is designed to maintain streamers at pre-defined target depths more safely, efficiently, and cost effectively than ever before by eliminating workboat operations for battery changes on the majority of seismic surveys. DIGIFIN® is an advanced lateral streamer control system that we commercialized in 2008. DIGIFIN® is designed to maintain tighter, more uniform marine streamer separation along the entire length of the streamer cable, which allows for better sampling of seismic data and improved subsurface images. We believe DIGIFIN® also enables faster line changes and minimizes the requirements for in-fill seismic work. In addition to manufacturing new marine positioning system devices, the Devices group also repairs its positioning equipment previously sold to its customers.
Analog Geophones — Analog geophones are sensors that measure acoustic energy reflected from rock layers in the Earth’s subsurface using a mechanical, coil-spring element. We manufacture and market a full suite of geophones and geophone test equipment that operate in most environments, including land surface, transition zone and downhole. Our geophones are used in other industries as well.

Ocean Bottom Seismic Services Segment
ION offers a fully-integrated OBS solution that includes expert survey design, planning and optimization, to maximize seismic image quality; safe, efficient data acquisition by the experienced team at OceanGeo; superior imaging via OceanGeo’s exclusive use of our acquisition systems; and data processing, interpretation and reservoir services through ION.
We believe the market for ocean bottom seismic imaging is growing. OBS provides more detailed reservoir imaging typically used for development rather than exploration objectives, leading E&P companies to prioritize in ocean bottom seismic activities, consistent with their desire for higher-quality seismic imaging for complex geological formations and more detailed reservoir characteristics. Since introducing our first ocean bottom acquisition system, VSO, in 2004, we have continued to develop advanced ocean bottom systems.
INOVA Geophysical Products
INOVA manufactures land acquisition systems, including the G3i® HD, ARIES® and Hawk® recording platforms, land source products, including the AHV-IV series, UNIVIB®, and UNIVIB 2 vibroseis vehicles, and source controllers and multicomponent sensors, including the ground-breaking VectorSeis® digital 3C receivers.
Product Research and Development
Our ability to compete effectively in the seismic market depends principally upon continued innovation in our underlying technologies. As such, the overall focus of our research and development efforts has remained on improving both the quality of the subsurface images we generate and the economics, efficiency and quality of the seismic data. In particular, we have concentrated on enhancing the nature and quality of the information that can be extracted from the subsurface images.
Research and development efforts in 2017 targeted the consolidation of key technologies across ION, together with the expansion of our portfolio of product offerings. A range of new technologies have been developed, with an over-arching focus on Ocean Bottom Seismic Services, including new and flexible seismic acquisition optimization and processing tools, as well as in-water control devices which improve the operational efficiency of marine sources.
The Optimization Software & Services group continued development of survey optimization and integration capabilities across the software portfolio as well as with products from the Devices group. Investment continued in the Marlin simultaneous operations tool including the aim of addressing alternative market opportunities.
Development within the Devices group was focused on the new in-water control device, SailWing™, including sea trials and integration with the Orca and Gator software products, as well as further development of the successful Digi family of products, including the automatic Streamer Recovery Device and rechargeable battery option. We continue to invest in the development of new sensors with applicability both within and outside the seismic business.
The seismic data processing group continued to invest in production efficiencies, leading-edge technologies and OBS capabilities. Research continued into advanced imaging techniques such as the extension of Full Waveform Imaging to allow the use of reflection data as well as high-frequency FWI.
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
Markets and Customers
Our primary customers are E&P companies to whom we market and offer services, primarily multi-client seismic data programs from our Ventures group, imaging-related processing services from our Imaging Services group, and OBS data acquisition services through OceanGeo, as well as consulting services from our E&P Advisors and Optimization Software & Services group. Secondarily, seismic contractors purchase our towed streamer data acquisition systems and related equipment and software to collect data in accordance with their E&P company customers’ specifications or for their own seismic data libraries.
A significant portion of our marketing effort is focused on areas outside of the United States. Foreign sales are subject to special risks inherent in doing business outside of the United States, including the risk of political instability, armed conflict, civil disturbances, currency fluctuations, embargo and governmental activities, customer credit risks and risk of non-compliance with U.S. and foreign laws, including tariff regulations and import/export restrictions.

We sell our services and products through a direct sales force consisting of employees and international third-party sales representatives responsible for key geographic areas. The majority of our foreign sales are denominated in U.S. dollars. During 2017, 2016 and 2015, sales to destinations outside of North America accounted for approximately 76%, 78% and 66% of our consolidated net revenues, respectively. Further, systems and equipment sold to domestic customers are frequently deployed internationally and, from time to time, certain foreign sales require export licenses.
Traditionally, our business has been seasonal, with strongest demand typically in the second half of our fiscal year.
For information concerning the geographic breakdown of our net revenues, see Footnote 2 “Segment and Geographic Information” of Footnotes to Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K for additional information.
Competition
Our Imaging Services group within our E&P Technology & Services segment competes with more than a dozen companies that provide data processing services to E&P companies. See “Services and Products - E&P Technology & Services Segment.” While the barriers to enter this market are relatively low, we believe the barriers to compete at the higher end of the market - the advanced pre-stack depth migration market where our efforts are focused - are significantly higher. At the higher end of this market, CGG (an integrated geophysical company) and Schlumberger (a large integrated oilfield services company), are our E&P Technology & Services segment’s two primary competitors for advanced imaging services. However, Schlumberger has recently announced its plan to exit the land and marine seismic acquisition business. Both of these companies are significantly larger than ION in terms of revenue, processing locations and sales, marketing and financial resources. In addition, both CGG and Schlumberger possess an advantage in the data processing arena, as part of more vertically integrated seismic contractor companies; for example, when these companies acquire large 3-D multi-client surveys, the internal data processing organization will usually be awarded the data processing without any requirement to compete with external vendors. CGG and Schlumberger, along with other competitors, TGS-NOPEC Geophysical Company ASA and Spectrum ASA, also develop and sell multi-client data that compete with our data library. BGP also competes in this space by primarily partnering with other competitors to develop and sell multi-client data.
In the OBS market, OceanGeo competes with a number of companies, including Fairfield Nodal, Seabed GeoSolutions (a joint venture of Fugro and CGG), Magseis and BGP. The OBS market primarily addresses the production end of the E&P business. This market is primarily vertically integrated with a variety of proprietary technologies, comprising both cable and nodal systems. Most companies operate one to three crews, and there have been four new entrants in the last few years.
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
In addition, we expect continued reductions in the market for spare parts and service of existing equipment as a result of the fleet reductions currently occurring in the marine seismic market. During 2017, the number of 2-D and 3-D marine streamer vessels, including those in operation, under construction, or announced additions to capacity, decreased by nine, to approximately 80 vessels total. In addition, there has been an increase in recent years of consolidation within the sector, with the major vessel operators - CGG, WesternGeco and PGS - all acquiring new market entrants in the last several years. The majority of the high-end 3-D seismic capacity is concentrated among the largest three companies - CGG, WesternGeco and PGS. Those three companies are vertically integrated with technology that uniquely differentiates them from the rest of the players. This consolidation reduces the number of potential customers and vessel outfitting opportunities for us. During the downturn in the price of crude oil and the resulting reduction in capital expenditures by E&P companies, we anticipate that older, smaller and less efficient vessels will drop out of the fleet to be replaced by newer vessels.

In the land seismic equipment market, where INOVA competes, the principal competitors are Sercel and Geospace Technologies. INOVA is a joint venture with BGP as a majority stake owner. BGP purchases land seismic equipment from both INOVA and competing land equipment suppliers.
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
The information contained in this Annual Report on Form 10-K contains references to trademarks, service marks and registered marks of ION and our subsidiaries, as indicated. Except where stated otherwise or unless the context otherwise requires, the terms “VectorSeis,” “ARIES II,” “DigiFIN,” “DigiCOURSE,” “Hawk,” “Orca,” “G3i,” “WiBand,”, “4Sea,”, “UNIVIB”, “VectorSeis” and “MESA” refer to the VECTORSEIS®, ARIES® II, DIGIFIN®, DIGICOURSE®, HAWK®, ORCA®, G3I®, WiBand®, 4Sea®, UNIVIB®, VectorSeis® and MESA® registered marks owned by ION or INOVA Geophysical or their affiliates, and the terms “BasinSPAN,” “Calypso,” “DigiSTREAMER,” “Gator,” “AHV-IV,” “Vib Pro,” “Shot Pro,” “Optimiser,” “Reflex,” “ResSCAN,” “PrecisION”, “Calypso,” “SailWing” and “Marlin” refer to the BasinSPAN™, Calypso™, DigiSTREAMER™, GATOR™, AHV-IV™, Vib Pro™, Shot Pro™, Optimiser™, Reflex™, ResSCAN™, PrecisION™, Calypso™, SailWing™ and Marlin™ trademarks and service marks owned by ION or INOVA Geophysical or their affiliates.
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

Employees
As of December 31, 2017, we had 478 regular, full-time employees, 280 of whom were located in the U.S. From time to time and on an as-needed basis, we supplement our regular workforce with individuals that we hire temporarily or retain as independent contractors in order to meet certain internal manufacturing or other business needs. Our U.S. employees are not represented by any collective bargaining agreement, and we have never experienced a labor-related work stoppage. We believe that our employee relations are satisfactory.
Financial Information by Segment and Geographic Area
For a discussion of financial information by business segment and geographic area, see Footnote 2 “Segment and Geographic Information” of Footnotes to Consolidated Financial Statements.
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
Item 1A. Risk Factors
This report contains or incorporates by reference statements concerning our future results and performance and other matters that are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “would,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of such terms or other comparable terminology. Examples of other forward-looking statements contained or incorporated by reference in this report include statements regarding:

•	any additional damages or adverse rulings in the WesternGeco litigation and future potential adverse effects on our financial results and liquidity;

•	future levels of capital expenditures of our customers for seismic activities;

•	future oil and gas commodity prices;

•	the effects of current and future worldwide economic conditions (particularly in developing countries) and demand for oil and natural gas and seismic equipment and services;

•	future cash needs and availability of cash to fund our operations and pay our obligations;

•	facing a significant debt maturity in 2018;

•	the effects of current and future unrest in the Middle East, North Africa and other regions;

•	the timing of anticipated revenues and the recognition of those revenues for financial accounting purposes;

•	the effects of ongoing and future industry consolidation, including, in particular, the effects of consolidation and vertical integration in the towed marine seismic streamers market;

•	the timing of future revenue realization of anticipated orders for multi-client survey projects and data processing work in our E&P Technology & Services segment;

•	future levels of our capital expenditures;

•	future government regulations, pertaining to the oil and gas industry;

•	expected net revenues, income from operations and net income;

•	expected gross margins for our services and products;

•	future benefits to be derived from our OceanGeo subsidiary;

•	future seismic industry fundamentals, including future demand for seismic services and equipment;

•	future benefits to our customers to be derived from new services and products;

•	future benefits to be derived from our investments in technologies, joint ventures and acquired companies;

•	future growth rates for our services and products;

•	the degree and rate of future market acceptance of our new services and products;

•	expectations regarding E&P companies and seismic contractor end-users purchasing our more technologically-advanced services and products;

•	anticipated timing and success of commercialization and capabilities of services and products under development and start-up costs associated with their development;

•	future opportunities for new products and projected research and development expenses;

•	expected continued compliance with our debt financial covenants;

•	expectations regarding realization of deferred tax assets;

•	expectations regarding the impact of the U.S. Tax Cuts and Jobs Act;

•	anticipated results with respect to certain estimates we make for financial accounting purposes; and

•	compliance with the U.S. Foreign Corrupt Practices Act and other applicable U.S. and foreign laws prohibiting corrupt payments to government officials and other third parties.
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
The trial began in July 2012. A verdict was returned by the jury in August 2012, finding that we infringed the claims contained in the four patents by supplying our DigiFIN, lateral streamer control units and the related software from the United States and awarded WesternGeco the sum of $105.9 million in damages, consisting of $12.5 million in reasonable royalty and $93.4 million in lost profits.
In June 2013, the presiding judge entered a Memorandum and Order, denying our post-verdict motions that challenged the jury’s infringement findings and the damages amount. In the Memorandum and Order, the judge also stated that WesternGeco was entitled to be awarded supplemental damages for the additional DigiFIN units that were supplied from the United States before and after trial that were not included in the jury verdict due to the timing of the trial. In October 2013, the judge entered another Memorandum and Order, ruling on the number of DigiFIN units that were subject to supplemental damages and also ruling that the supplemental damages applicable to the additional units were to be calculated by adding together the jury’s previous reasonable royalty and lost profits damages awards per unit, resulting in supplemental damages of $73.1 million.
In April 2014, the judge entered another Order, ruling that lost profits should not have been included in the calculation of supplemental damages in the October 2013 Memorandum and Order and reducing the supplemental damages award in the case from $73.1 million to $9.4 million. In the Order, the judge also further reduced the damages awarded in the case by $3.0 million to reflect a settlement and license that WesternGeco entered into with a customer of ours that had purchased and used DigiFIN units that were also included in the damage amounts awarded against us.
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
We and WesternGeco each appealed the Final Judgment to the United States Court of Appeals for the Federal Circuit in Washington, D.C. (the “Court of Appeals”). On July 2, 2015, the Court of Appeals reversed in part the Final Judgment of the District Court, holding the District Court erred by including lost profits in the Final Judgment. Lost profits were $93.4 million and prejudgment interest on the lost profits was approximately $10.9 million of the $123.8 million Final Judgment. Pre-judgment interest on the lost profits portion will be treated in the same way as the lost profits. Post-judgment interest will likewise be treated in the same fashion. On July 29, 2015, WesternGeco filed a petition for rehearing en banc before the Court of Appeals. On October 30, 2015 the Court of Appeals denied WesternGeco’s petition for rehearing en banc.
As previously disclosed, we had previously taken a loss contingency accrual of $123.8 million. As a result of the reversal by the Court of Appeals, as of June 30, 2015, we reduced our loss contingency accrual to $22.0 million.
On February 26, 2016, WesternGeco filed a petition for writ of certiorari by the Supreme Court. We filed our response on April 27, 2016. Subsequently, on June 20, 2016, the Supreme Court vacated the Court of Appeals’ ruling although it did not address the lost profits question at that time. Rather, in light of the changes in case law regarding the standard of proof for willfulness in the Halo and Stryker cases, the Supreme Court indicated that the case should be remanded to the Court of Appeals for a determination of whether or not the willfulness determination by the District Court was appropriate.
On October 14, 2016, the Court of Appeals issued a mandate returning the case to the District Court for consideration of whether or not additional damages for willfulness were appropriate.
On March 14, 2017, the District Court held a hearing on whether or not additional damages for willfulness would be payable. The Judge found that ION’s infringement was willful, based on his perception that ION did not adequately investigate the scope of the patent, and ION’s conduct during trial. However, in his ruling at the hearing, he limited enhanced damages to $5.0 million because it was a “close case,” there was no evidence of copying, and ION was simply acting as a competitor in a capitalist marketplace. The District Court also ordered the appeal bond to be released and discharged. The Court’s findings and ruling were memorialized in an order issued on May 16, 2017. On June 30, 2017, WesternGeco and we jointly agreed that neither party would appeal the District Court's award of $5.0 million in enhanced damages. The parties also agreed that the $5.0 million would be paid over the course of 12 months with $1.25 million being paid in two installments of $0.625 million in 2017 and the remaining $3.75 million being paid in three quarterly payments of $1.25 million beginning January 1, 2018. This agreement was memorialized by the court in an order issued on July 26, 2017.
WesternGeco filed a second petition for writ of certiorari in the U.S. Supreme Court on February 17, 2017, appealing the lost profits issue again. We filed our response to WesternGeco’s second attempt to appeal to the Supreme Court the lost profits issue, raising both the substantive matters the Company addressed by opposing WesternGeco’s first petition, and also raising a procedural argument that WesternGeco cannot raise the same issue for a second time in a second petition for certiorari. On May 30, 2017, the Supreme Court called for the views of the U.S. Solicitor General regarding whether or not to grant certiorari. We and WesternGeco each met with the Solicitor General’s office in late July, 2017.  On December 6, 2017, the Solicitor General filed its brief, and took the position that the Supreme Court ought to grant certiorari. On January 12, 2018, the Supreme Court granted certiorari as to whether the Court of Appeals erred in holding that lost profits arising from use of prohibited combinations occurring outside of the United States are categorically unavailable in cases where patent infringement is proven under 35 U.S.C. § 271(f)(2) (the specific statute under which we were ultimately held to have infringed WesternGeco’s patents and upon which the District Court and the Federal Circuit relied in entering their final rulings). We will argue to the Supreme Court that the decision of the Court of Appeals that eliminated lost profits ought to be upheld. We anticipate oral arguments will take place in April of 2018 and that the Supreme Court will issue a decision by the end of June of 2018.
At the Court of Appeals we presented multiple arguments as to why the District Court’s award of lost profits was improper. The lost profits damages awarded by the District Court were based on the use of our products by our customers outside of the United States. We argued at the Court of Appeals that, as a matter of law, WesternGeco cannot recoup lost profits for the overseas use of our products. We also argued that, under the jury instructions given in our case, WesternGeco would need to have been a direct competitor of ours in the survey markets to recoup lost profits, and that the jury was required to find that WesternGeco and ION were direct competitors. Because the Court of Appeals ruled in our favor on the first argument, and overturned the award of lost profits on that basis, the Court of Appeals did not rule on our “direct competitor” argument. If the Supreme Court overturns the Court of Appeals’ decision that lost profits cannot be awarded to WesternGeco because the subsequent use of the apparatus was overseas, the case will be remanded back to the Court of Appeals, at which time we will present our second argument (that lost profits should not be awarded to WesternGeco because they were not our direct competitor).

Other proceedings may have an impact on WesternGeco’s ability to recover lost profits damages even if WesternGeco prevails in the Supreme Court, and even if we do not prevail on the “direct competitor” argument in the Court of Appeals. We were a party to a challenge to the validity of several of WesternGeco’s patent claims by means of an Inter Partes Review (“IPR”) with the Patent Trial and Appeal Board (“PTAB”). While the above-described lawsuit was pending on appeal, the PTAB invalidated four of the six patent claims that formed the basis for the jury verdict in the lawsuit. WesternGeco appealed that decision to the Court of Appeals, which heard our and WesternGeco’s arguments on January 23, 2018. If the Court of Appeals affirms the PTAB’s invalidation of the patents, that may provide a separate ground for reducing or vacating any lost-profits award in the lawsuit. We expect the Court of Appeals to rule on the PTAB issue late in the first quarter of 2018 or in the second quarter of 2018.
We may not ultimately prevail in any of the appeals processes noted above and we could be required to pay some or all of the lost profits that were awarded by the District Court. Our assessment that we do not have a loss contingency may change in the future due to developments at the Supreme Court, the Court of Appeals, or the District Court, and other events, such as changes in applicable law, and such reassessment could lead to the determination that a significant loss contingency (up to the full amount of the lost profits awarded by the District Court) is probable, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.
Our business depends on the level of exploration and production activities by the oil and natural gas industry. If crude oil and natural gas prices or the level of capital expenditures by E&P companies decline, demand for our services and products would decline and our results of operations would be materially adversely affected.
Demand for our services and products depends upon the level of spending by E&P companies and seismic contractors for exploration and production activities, and those activities depend in large part on oil and gas prices. Spending by our customers on services and products that we provide is highly discretionary in nature, and subject to rapid and material change. Any decline in oil and gas related spending on behalf of our customers could cause alterations in our capital spending plans, project modifications, delays or cancellations, general business disruptions or delays in payment, or non-payment of amounts that are owed to us, any one of which could have a material adverse effect on our financial condition. Additionally, the recent increases in oil and gas prices may not increase demand for our services and products or otherwise have a positive effect on our financial condition or results of operations. E&P companies’ willingness to explore, develop and produce depends largely upon prevailing industry conditions that are influenced by numerous factors over which our management has no control, such as:

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
Our industry and the oil and gas industry in general are subject to cyclical fluctuations. Demand for our services and products depends upon spending levels by E&P companies for exploration and production of oil and natural gas and, in the case of new seismic data acquisition, the willingness of those companies to forgo ownership of the seismic data. Capital expenditures by E&P companies for these activities depend upon several factors, including actual and forecasted prices of oil and natural gas and those companies’ short-term and strategic plans.
After a period of heightened exploration activity by E&P companies leading up to the fourth quarter of 2014, many E&P companies shifted their focus more to production activities and less on exploration during 2015 and 2016, as the continued decline in oil and gas prices resulted in decreasing revenues and prompted cost reduction initiatives across the industry. The U.S. Energy Information Administration (“EIA”) forecasts the Brent crude oil spot price will average $60 per barrel in 2018 and $61 per barrel in 2019, as members of OPEC limited production after a long period of unrestrained output. Energy prices, which include oil, natural gas and coal, are projected to increase overall next year as demand strengthens and supplies tighten. As of December 31, 2017, our E&P Technology & Services segment backlog, consisting of commitments for data processing work and for underwritten multi-client New Venture and proprietary projects increased by 16% compared to our existing backlog as of December 31, 2016. The increase in our backlog was primarily due to our 3-D reimaging projects offshore Mexico and Brazil.
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
Due to the relatively high sales price of many of our products and seismic data libraries, our quarterly operating results have historically fluctuated from period to period due to the timing of orders and shipments and the mix of services and products sold. This uneven pattern makes financial predictions for any given period difficult, increases the risk of unanticipated variations in our quarterly results and financial condition, and places challenges on our inventory management. Delays caused by factors beyond our control can affect our E&P Technology & Services segment’s revenues from its imaging and multi-client services from period to period. Also, delays in ordering products or in shipping or delivering products in a given period could significantly affect our results of operations for that period. While we experienced an all-time record for data library sales in the fourth quarter of 2013, sales starting in 2014 and continuing through 2017 have been negatively impacted by a softening of exploration spending by our E&P customers. Fluctuations in our quarterly operating results may cause greater volatility in the market price of our common stock.
Our indebtedness could adversely affect our liquidity, financial condition and our ability to fulfill our obligations and operate our business.
As of December 31, 2017, we had approximately $156.7 million of total outstanding indebtedness, including $0.3 million of capital leases. As of December 31, 2017, there was $10.0 million outstanding indebtedness under our Credit Facility. Under our Credit Facility, as amended, the lender has committed $40.0 million of revolving credit, subject to a borrowing base. As of December 31, 2017, we have $15.5 million remaining availability under the Credit Facility. The amount available will increase or decrease monthly as our borrowing base changes. We may also incur additional indebtedness in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing below in this Form 10-K.
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
OceanGeo is also subject to, and exposes OceanGeo and us to, various additional risks that could adversely affect our results of operations and financial condition. These risks include the following:

•	increased costs associated with the operation of the business and the management of geographically dispersed operations;

•	OceanGeo’s cash flows may be inadequate to fund its capital requirements, thereby requiring additional contributions to OceanGeo by us;

•	OceanGeo’s cash flows may be inadequate to realize the value of manufactured equipment for use in its ocean bottom seismic surveys;

•
risks associated with our Calypso and 4Sea ocean bottom products that are intended to be utilized by OceanGeo in its operations, including risks that the new technology may not perform as well as we anticipate;

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
A breach of any of these covenants could result in a default under the indenture governing the Notes. If an event of default occurs, the trustee and holders of the Notes could elect to declare all borrowings outstanding, together with accrued and unpaid interest, to be immediately due and payable. An event of default under the indenture governing the Notes would also constitute an event of default under our Credit Facility. See Footnote 3 “Long-term Debt and Lease Obligations” of the Footnotes to Consolidated Financial Statements appearing below in this Form 10-K.
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
We also face exposure to product liability claims in the event that certain of our products, or certain components manufactured by others that are incorporated into our products, fail to perform to specification, which failure results, or is alleged to result, in property damage, bodily injury and/or death. Any product liability claims decided adversely against us may have a material adverse effect on our results of operations and cash flows. While we maintain insurance coverage with respect to certain product liability claims, we may not be able to obtain such insurance on acceptable terms in the future, if at all, and any such insurance may not provide adequate coverage against product liability claims. In addition, product liability claims can be expensive to defend and can divert the attention of management and other personnel for significant periods of time, regardless of the ultimate outcome. Furthermore, even if we are successful in defending against a claim relating to our products, claims of this nature could cause our customers to lose confidence in our products and us.
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
We invest significant amounts in acquiring and processing new seismic data to add to our E&P Technology & Services’ multi-client data library. The costs of most of these investments are funded by our customers, with the remainder generally being recovered through future data licensing fees. In 2017, we invested approximately $23.7 million in our multi-client data library. Our customers generally commit to licensing the data prior to our initiating a new data library acquisition program. However, the aggregate amounts of future licensing fees for this data are uncertain and depend on a variety of factors, including the market prices of oil and gas, customer demand for seismic data in the library, and the availability of similar data from competitors.
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
A substantial portion of our seismic acquisition project costs (including third-party project costs) are underwritten by our customers. In the event that underwriters for such projects fail to fulfill their obligations with respect to such underwriting commitments, we would continue to be obligated to satisfy our payment obligations to third-party contractors.
We derive a substantial amount of our revenues from foreign operations and sales, which pose additional risks.
The majority of our foreign sales are denominated in U.S. dollars. Sales to customer destinations outside of North America represented 76%, 78% and 66% of our consolidated net revenues for 2017, 2016 and 2015, respectively, of our consolidated net revenues. We believe that export sales will remain a significant percentage of our revenue. U.S. export restrictions affect the types and specifications of products we can export. Additionally, in order to complete certain sales, U.S. laws may require us to obtain export licenses, and we cannot assure you that we will not experience difficulty in obtaining these licenses.
Like many energy services companies, we have operations in and sales into certain international areas, including parts of the Middle East, West Africa, Latin America, India, Asia Pacific and the former Soviet Union, that are subject to risks of war, political disruption, civil disturbance, political corruption, possible economic and legal sanctions (such as possible restrictions against countries that the U.S. government may in the future consider to be state sponsors of terrorism) and changes in global trade policies. Our sales or operations may become restricted or prohibited in any country in which the foregoing risks occur. In particular, the occurrence of any of these risks could result in the following events, which in turn, could materially and adversely impact our results of operations:

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
Our business is exposed to risks related to customer concentration. While no single customer represented 10% or more of our consolidated net revenues for 2016 and 2015; in 2017, we had one customer with sales that exceeded 10%. Our top five customers together accounted for approximately 34%, 50% and 36%, of our consolidated net revenues during 2017, 2016 and 2015. The loss of any of our significant customers or deterioration in our relations with any of them could materially and adversely affect our results of operations and financial condition.
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
Our stock price has been volatile from time to time, declining and increasing from time to time during the period from 2008 through the present, and it could decline again.
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
To the extent that the price of our common stock declines, our ability to raise funds through the issuance of equity or otherwise use our common stock as consideration will be reduced. In addition, a low price for our equity may negatively impact our ability to access additional debt capital. These factors may limit our ability to implement our operating and growth plans.
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
Reductions in or an impairment of the value of our goodwill or other intangible assets will result in additional charges against our earnings, which could have a material adverse effect on our reported results of operations and financial position in future periods. At December 31, 2017, our remaining goodwill and other intangible asset balances were $24.1 million and $1.7 million, respectively.
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
We derived approximately 76% of our 2017 consolidated net revenues from international sales, subjecting us to risks relating to fluctuations in currency exchange rates. Currency variations can adversely affect margins on sales of our products in countries outside of the United States and margins on sales of products that include components obtained from suppliers located outside of the United States. Through our subsidiaries, we operate in a wide variety of jurisdictions, including the United Kingdom, Latin America, Australia, the Netherlands, Brazil, China, Canada, Russia, the United Arab Emirates, Egypt and other countries. Certain of these countries have experienced geopolitical instability, economic problems and other uncertainties from time to time. To the extent that world events or economic conditions negatively affect our future sales to customers in these and other regions of the world, or the collectability of receivables, our future results of operations, liquidity and financial condition may be adversely affected. To the extent that world events or economic conditions negatively affect our future sales to customers in many regions of the world, as well as the collectability of our existing receivables, our future results of operations, liquidity and financial condition would be adversely affected.
We currently require customers in certain higher risk countries to provide their own financing. We do not currently extend long-term credit through notes to companies in countries where we perceive excessive credit risk.
Our subsidiaries in the U.K. and in other foreign countries receive their income and pay their expenses primarily in their local currencies. To the extent that transactions of these subsidiaries are settled in their local currencies, a devaluation of those currencies versus the U.S. dollar could reduce the contribution from these subsidiaries to our consolidated results of operations as reported in U.S. dollars. For financial reporting purposes, such depreciation will negatively affect our reported results of operations since earnings denominated in foreign currencies would be converted to U.S. dollars at a decreased value. In addition, since we participate in competitive bids for sales of certain of our services and products that are denominated in U.S. dollars, a depreciation of the U.S. dollar against other currencies could harm our competitive position relative to other companies. While we periodically employ economic cash flow and fair value hedges to minimize the risks associated with these exchange rate fluctuations, the hedging activities may be ineffective or may not offset more than a portion of the adverse financial impact resulting from currency variations. Accordingly, we cannot provide assurance that fluctuations in the values of the currencies of countries in which we operate will not materially adversely affect our future results of operations.

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
However, from time to time, we have to rightsize our work force due to economic and market conditions. We initiated workforce reductions in December 2014, continuing into 2016, and reduced our full-time employee base by approximately 60%, our workforce has since stabilized.
Certain of our facilities could be damaged by hurricanes and other natural disasters, which could have an adverse effect on our results of operations and financial condition.
Certain of our facilities are located in regions of the United States that are susceptible to damage from hurricanes and other weather events, and, during 2005, were impacted by hurricanes or other weather events. Our Devices group leases 144,000 square feet of facilities located in Harahan, Louisiana, in the greater New Orleans metropolitan area. In late August 2005, we suspended operations at these facilities and evacuated and locked down the facilities in preparation for Hurricane Katrina. These facilities did not experience flooding or significant damage during or after the hurricane. However, because of employee evacuations, power failures and lack of related support services, utilities and infrastructure in the New Orleans area, we were unable to resume full operations at the facilities until late September 2005. In August 2017, we lost use of our offices located in the Houston metropolitan area for several days, as a result of Hurricane Harvey.
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
In addition to the specific regulatory risks discussed elsewhere in this Item 1A. “Risk Factors” section, our operations are subject to other laws, regulations, government policies and product certification requirements worldwide. Changes in such laws, regulations, policies or requirements could affect the demand for our products or services or result in the need to modify our services and products, which may involve substantial costs or delays in sales and could have an adverse effect on our future operating results. Our export activities in particular are subject to extensive and evolving trade regulations. Certain countries (including Russia) are subject to restrictions, sanctions and embargoes imposed by the United States government. These restrictions, sanctions and embargoes also prohibit or limit us from participating in certain business activities in those countries. In addition, our operations are subject to numerous local, state and federal laws and regulations in the United States and in foreign jurisdictions concerning the containment and disposal of hazardous materials, the remediation of contaminated properties, and the protection of the environment. These laws have been changed frequently in the past, and there can be no assurance that future changes will not have a material adverse effect on us. In addition, our customers’ operations are also significantly impacted by laws and regulations concerning the protection of the environment and endangered species. Consequently, changes in governmental regulations applicable to our customers may reduce demand for our services and products. To the extent that our customers’ operations are disrupted by future laws and regulations, our business and results of operations may be materially and adversely affected.
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

Existing or future laws and regulations related to greenhouse gases and climate change could have a material adverse effect on our business, results of operations, and financial condition.
        Changes in environmental requirements related to greenhouse gases and climate change may negatively impact demand for our services. For example, oil and natural gas exploration and production may decline as a result of environmental requirements. Local, state, and federal agencies have been evaluating climate-related legislation and other regulatory initiatives that would restrict emissions of greenhouse gases in areas in which we conduct business. Because our business depends on the level of activity in the oil and natural gas industry, existing or future laws and regulations related to greenhouse gases and climate change, including incentives to conserve energy or use alternative energy sources, could have a negative impact on our business if such laws or regulations reduce demand for oil and natural gas.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal operating facilities at December 31, 2017 were as follows:

Operating Facilities	Square Footage	Segment
Houston, Texas	226,000	Global Headquarters, E&P Technology & Services and Ocean Bottom Seismic Services
Harahan, Louisiana	144,000	Devices group within E&P Operations Optimization
Edinburgh, Scotland	16,000	Optimization Software & Services group within E&P Operations Optimization
Chertsey, England	18,000	E&P Technology & Services
	404,000
Each of these operating facilities is leased by us under long-term lease agreements. These lease agreements have terms that expire ranging from 2017 to 2025. See Footnote 12 “Operating Leases” of Footnotes to Consolidated Financial Statements.
In addition, we lease offices in Beijing, China; Rio de Janeiro, Brazil; and Moscow, Russia to support our global sales force. We lease offices for our seismic data processing centers in Port Harcourt, Nigeria; Luanda, Angola; Cairo, Egypt; Villahermosa, Mexico; and Rio de Janeiro, Brazil. Our executive headquarters is located at 2105 CityWest Boulevard, Suite 100, Houston, Texas. The machinery, equipment, buildings and other facilities owned and leased by us are considered by our management to be sufficiently maintained and adequate for our current operations.
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

The trial began in July 2012. A verdict was returned by the jury in August 2012, finding that we infringed the claims contained in the four patents by supplying our DigiFIN, lateral streamer control units and the related software from the United States and awarded WesternGeco the sum of $105.9 million in damages, consisting of $12.5 million in reasonable royalty and $93.4 million in lost profits.
In June 2013, the presiding judge entered a Memorandum and Order, denying our post-verdict motions that challenged the jury’s infringement findings and the damages amount. In the Memorandum and Order, the judge also stated that WesternGeco was entitled to be awarded supplemental damages for the additional DigiFIN units that were supplied from the United States before and after trial that were not included in the jury verdict due to the timing of the trial. In October 2013, the judge entered another Memorandum and Order, ruling on the number of DigiFIN units that were subject to supplemental damages and also ruling that the supplemental damages applicable to the additional units were to be calculated by adding together the jury’s previous reasonable royalty and lost profits damages awards per unit, resulting in supplemental damages of $73.1 million.
In April 2014, the judge entered another Order, ruling that lost profits should not have been included in the calculation of supplemental damages in the October 2013 Memorandum and Order and reducing the supplemental damages award in the case from $73.1 million to $9.4 million. In the Order, the judge also further reduced the damages awarded in the case by $3.0 million to reflect a settlement and license that WesternGeco entered into with a customer of ours that had purchased and used DigiFIN units that were also included in the damage amounts awarded against us.
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
We and WesternGeco each appealed the Final Judgment to the United States Court of Appeals for the Federal Circuit in Washington, D.C. (the “Court of Appeals”). On July 2, 2015, the Court of Appeals reversed in part the Final Judgment of the District Court, holding the District Court erred by including lost profits in the Final Judgment. Lost profits were $93.4 million and prejudgment interest on the lost profits was approximately $10.9 million of the $123.8 million Final Judgment. Pre-judgment interest on the lost profits portion will be treated in the same way as the lost profits. Post-judgment interest will likewise be treated in the same fashion. On July 29, 2015, WesternGeco filed a petition for rehearing en banc before the Court of Appeals. On October 30, 2015 the Court of Appeals denied WesternGeco’s petition for rehearing en banc.
As previously disclosed, we had previously taken a loss contingency accrual of $123.8 million. As a result of the reversal by the Court of Appeals, as of June 30, 2015, we reduced our loss contingency accrual to $22.0 million.
On February 26, 2016, WesternGeco filed a petition for writ of certiorari by the Supreme Court. We filed our response on April 27, 2016. Subsequently, on June 20, 2016, the Supreme Court vacated the Court of Appeals’ ruling although it did not address the lost profits question at that time. Rather, in light of the changes in case law regarding the standard of proof for willfulness in the Halo and Stryker cases, the Supreme Court indicated that the case should be remanded to the Court of Appeals for a determination of whether or not the willfulness determination by the District Court was appropriate.
On October 14, 2016, the Court of Appeals issued a mandate returning the case to the District Court for consideration of whether or not additional damages for willfulness were appropriate.
On March 14, 2017, the District Court held a hearing on whether or not additional damages for willfulness would be payable. The Judge found that ION’s infringement was willful, based on his perception that ION did not adequately investigate the scope of the patent, and ION’s conduct during trial. However, in his ruling at the hearing, he limited enhanced damages to $5.0 million because it was a “close case,” there was no evidence of copying, and ION was simply acting as a competitor in a capitalist marketplace. The District Court also ordered the appeal bond to be released and discharged. The Court’s findings and ruling were memorialized in an order issued on May 16, 2017. On June 30, 2017, WesternGeco and we jointly agreed that neither party would appeal the District Court's award of $5.0 million in enhanced damages. The parties also agreed that the $5.0 million would be paid over the course of 12 months with $1.25 million being paid in two installments of $0.625 million in 2017 and the remaining $3.75 million being paid in three quarterly payments of $1.25 million beginning January 1, 2018. This agreement was memorialized by the court in an order issued on July 26, 2017.
WesternGeco filed a second petition for writ of certiorari in the U.S. Supreme Court on February 17, 2017, appealing the lost profits issue again. We filed our response to WesternGeco’s second attempt to appeal to the Supreme Court the lost profits issue, raising both the substantive matters the Company addressed by opposing WesternGeco’s first petition, and also raising a procedural argument that WesternGeco cannot raise the same issue for a second time in a second petition for certiorari. On May 30, 2017, the Supreme Court called for the views of the U.S. Solicitor General regarding whether or not to grant certiorari. We and WesternGeco each met with the Solicitor General’s office in late July, 2017.  On December 6, 2017, the Solicitor General filed its brief, and took the position that the Supreme Court ought to grant certiorari. On January 12, 2018, the Supreme Court granted certiorari as to whether the Court of Appeals erred in holding that lost profits arising from use of prohibited combinations occurring outside of the United States are categorically unavailable in cases where patent infringement is proven under 35 U.S.C. § 271(f)(2) (the specific statute under which we were ultimately held to have infringed WesternGeco’s patents and which the District Court and the Federal Circuit relied in entering their final rulings). We will argue to the Supreme Court that the decision of the Court of Appeals that eliminated lost profits ought to be upheld. We anticipate oral arguments will take place in April of 2018 and that the Supreme Court will issue a decision by the end of June of 2018.
At the Court of Appeals we presented multiple arguments as to why the District Court’s award of lost profits was improper. The lost profits damages awarded by the District Court were based on the use of our products by our customers outside of the United States. We argued at the Court of Appeals that, as a matter of law, WesternGeco cannot recoup lost profits for the overseas use of our products. We also argued that, under the jury instructions given in our case, WesternGeco would need to have been a direct competitor of ours in the survey markets to recoup lost profits, and that the jury was required to find that WesternGeco and ION were direct competitors. Because the Court of Appeals ruled in our favor on the first argument, and overturned the award of lost profits on that basis, the Court of Appeals did not rule on our “direct competitor” argument. If the Supreme Court overturns the Court of Appeals’ decision that lost profits cannot be awarded to WesternGeco because the subsequent use of the apparatus was overseas, the case will be remanded back to the Court of Appeals, at which time we will present our second argument (that lost profits should not be awarded to WesternGeco because they were not our direct competitor).
Other proceedings may have an impact on WesternGeco’s ability to recover lost profits damages even if WesternGeco prevails in the Supreme Court, and even if we do not prevail on the “direct competitor” argument in the Court of Appeals. We were a party to a challenge to the validity of several of WesternGeco’s patent claims by means of an PTAB. While the above-described lawsuit was pending on appeal, the PTAB invalidated four of the six patent claims that formed the basis for the jury verdict in the lawsuit. WesternGeco appealed that decision to the Court of Appeals, which heard our and WesternGeco’s arguments on January 23, 2018. If the Court of Appeals affirms the PTAB’s invalidation of the patents, that may provide a separate ground for reducing or vacating any lost-profits award in the lawsuit. We expect the Court of Appeals to rule on the PTAB issue late in Q1 of 2018 or in Q2 of 2018.
We may not ultimately prevail in any of the appeals processes noted above and we could be required to pay some or all of the lost profits that were awarded by the District Court. Our assessment that we do not have a loss contingency may change in the future due to developments at the Supreme Court, Court of Appeals, or District Court, and other events, such as changes in applicable law, and such reassessment could lead to the determination that a loss contingency is probable, which could have a material effect on our business, financial condition and results of operations. Our assessments disclosed in this Annual Report on Form 10-K or elsewhere are based on currently available information and involve elements of judgment and significant uncertainties. Actual losses may equal or be considerably less than the lost profits awarded by the District Court. We do not anticipate that any losses from the date hereof would exceed the lost profits awarded by the District Court (except for the potential imposition of pre and post-judgment interest).
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

	Price Range
Period	High	Low
Year ended December 31, 2017:
Fourth Quarter	$20.54	$7.55
Third Quarter	9.85	3.20
Second Quarter	4.85	4.10
First Quarter	6.30	3.87
Year ended December 31, 2016:
Fourth Quarter	$8.40	$5.65
Third Quarter	6.99	4.73
Second Quarter	9.65	5.45
First Quarter	9.50	5.10
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
On December 31, 2017, there were 636 holders of record of our common stock.
On December 14, 2017, in connection with the Equity Investment Program (as described in Footnote 10 Stockholders' Equity and Stock-based Compensation of Footnotes to the Consolidated Financial Statements), we sold, in a private placement under Section 4(a)(2) of the Securities Act of 1933, as amended, 120,567 shares of our common stock at $13.05 per share (the closing price of the our common stock on the NYSE on such date).
On November 4, 2015, our board of directors approved a stock repurchase program authorizing us to repurchase, from time to time from November 10, 2015 through November 10, 2017, up to $25 million in shares of our outstanding common stock. The stock repurchase program may be implemented through open market repurchases or privately negotiated transactions, at management’s discretion. The actual timing, number and value of shares repurchased under the program will be determined by management at its discretion and will depend on a number of factors including the market price of the shares of our common stock and general market and economic conditions, applicable legal requirements and compliance with the terms of our outstanding indebtedness. The repurchase program does not obligate us to acquire any particular amount of common stock and may be modified or suspended at any time and could be terminated prior to completion. We were authorized to repurchase up to $25 million through November 10, 2017 and had repurchased $3 million or 451,792 shares of our common stock under the repurchase program at an average price per share of $6.54. The program expired November 10, 2017.
Item 6. Selected Financial Data
Special Items Affecting Comparability
The selected consolidated financial data set forth below under “Historical Selected Financial Data” with respect to our consolidated statements of operations for 2017, 2016, 2015, 2014 and 2013, and with respect to our consolidated balance sheets at December 31, 2017, 2016, 2015, 2014 and 2013, have been derived from our audited consolidated financial statements.
Our results of operations and financial condition have been affected by restructuring activities, legal contingencies, dispositions, debt refinancings and impairments and write-downs of assets during the periods presented, which affect the comparability of the financial information shown. In particular, our results of operations for the fiscal years ended December 31, 2013 – 2017 time period were impacted by the following items (before tax):

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Cost of sales:
Write-down of multi-client data library	$(2,304)	$—	$(399)	$(100,100)	$(5,461)
Write-down of excess and obsolete inventory	$(398)	$(429)	$(151)	$(6,952)	$(21,197)
Operating expenses:
Impairment of goodwill and intangible assets	$—	$—	$—	$(23,284)	$—
Write-down of receivables	$—	$—	$—	$(8,214)	$(9,157)
Accelerated vesting and cash exercise of stock appreciation right awards	$(6,141)	$—	$—	$—	$—
Other income (expense):
Reversal of (accrual for) loss contingency related to legal proceedings	$(5,000)	$1,168	$101,978	$69,557	$(183,327)
Gain on sale of Source product line	$—	$—	$—	$6,522	$—
Gain on sale of cost method investments	$—	$—	$—	$5,463	$3,591
Recovery of INOVA bad debts	$844	$3,983	$—	$—	$—
Loss on bond exchange	$—	$(2,182)	$—	$—	$—
Equity in earnings (losses) of investments	$—	$—	$—	$(49,485)	$(42,320)
Conversion payment of preferred stock	$—	$—	$—	$—	$(5,000)
The historical selected financial data shown below should not be considered as being indicative of future operations, and should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this Form 10-K.

Historical Selected Financial Data

	Years Ended December 31,
	2017		2016	2015	2014	2013
	(In thousands, except for per share data)
Statement of Operations Data:
Net revenues	$197,554		$172,808	$221,513	$509,558	$549,167
Gross profit	75,639		36,032	8,003	62,223	159,313
Income (loss) from operations	(8,699)		(43,171)	(100,632)	(117,929)	16,396
Net income (loss) applicable to common shares	(30,242)		(65,148)	(25,122)	(128,252)	(251,874)
Net income (loss) per basic share	$(2.55)		$(5.71)	$(2.29)	$(11.72)	$(23.84)
Net income (loss) per diluted share	$(2.55)		$(5.71)	$(2.29)	$(11.72)	$(23.84)
Weighted average number of common shares outstanding	11,876		11,400	10,957	10,939	10,567
Weighted average number of diluted shares outstanding	11,876		11,400	10,957	10,939	10,567
Balance Sheet Data (end of year):
Working capital	$(8,628)	(a)	$16,555	$93,160	$222,099	$248,857
Total assets	301,069		313,216	435,088	617,257	864,671
Long-term debt (b)	156,744		158,790	182,992	190,594	220,152
Total equity	30,806		53,398	112,040	135,712	257,885
Other Data:
Investment in multi-client library	$23,710		$14,884	$45,558	$67,785	$114,582
Capital expenditures	1,063		1,488	19,241	8,264	16,914
Depreciation and amortization (other than multi-client library)	16,592		21,975	26,527	27,656	18,158
Amortization of multi-client library	47,102		33,335	35,784	64,374	86,716

(a)	Working Capital at December 31, 2017 is negative due to $28.5 million of Third Lien Notes (maturing May 15, 2018) being reclassified from long-term to current.

(b)	Includes current maturities of long-term debt.
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
Macroeconomic Conditions
Demand for our services and products is cyclical and dependent upon activity levels in the oil and gas industry, particularly our customers’ willingness to invest capital in the exploration for oil and natural gas. Our customers’ capital spending programs are generally based on their outlook for near-term and long-term commodity prices, economic growth, commodity demand and estimates of resource production. Third-party reports now indicate that global exploration and production spending is expected to increase 8% in 2018. This is an improvement from the 4% growth in 2017 that was preceded by 2 years of double-digit declines.
The following is a summary of recent oil and gas pricing trends:

	Brent Crude (per bbl)		West Texas Intermediate Crude (per bbl)		Henry Hub Natural Gas (per mcf)
Quarter ended	High	Low	High	Low	High	Low
12/31/2017	$66.80	$55.29	$60.46	$49.34	$3.69	$2.60
9/30/2017	$59.77	$46.47	$52.14	$44.25	$3.18	$2.76
6/30/2017	$55.05	$43.98	$53.38	$42.48	$3.27	$2.85
3/31/2017	$56.34	$49.56	$54.48	$47.00	$3.71	$2.44
12/31/2016	$54.96	$41.61	$54.01	$43.29	$3.80	$2.08
9/30/2016	$49.66	$40.00	$49.02	$39.50	$3.19	$2.67
6/30/2016	$50.73	$35.88	$51.23	$34.30	$2.94	$1.71
3/31/2016	$40.54	$26.01	$41.45	$26.19	$2.54	$1.49

Source: EIA.
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
The prices for West Texas Intermediate (“WTI”) and Intercontinental Exchange Brent (“Brent”) crude oil increased to an average of $50 per barrel and $53 per barrel, respectively, in 2017 compared to $42 per barrel and $43 per barrel, respectively for 2016. This increase was due to multiple factors, including successful OPEC production cuts and net inventory crude draws which reduced the current crude surplus. The EIA forecasts the Brent crude oil spot price will average $60 per barrel in 2018 and $61 per barrel in 2019. Global supply and demand for crude oil is now largely in balance and some industry analysts forecast that worldwide inventories will fall below the five-year historical average in the first half of 2018. Energy reform in Mexico and a bill passed in Brazil that eliminates the requirement for Petrobras to participate in every presalt offshore block, in conjunction with the stability of oil prices, has resulted in increased investment in those areas. In addition, in January, 2018, the Interior Department proposed to make more than 98% of outer continental shelf acreage available for exploration and development. This price stability has encouraged North American drillers to increase shale production. During 2017, U.S. producers added 270 oil rigs. This brought the total U.S. rig count to 929, at December 31, 2017, an increase of 41% during 2017 compared to 659 rigs at the end of the 2016.
Given the historical volatility of crude prices, there is a continued risk that if prices do not continue to improve, or if they start to decline again due to high levels of crude oil production, there is a potential for slowing growth rates in various global regions and/or for ongoing supply/demand imbalances.
Prices for natural gas in the U.S. averaged $2.99 per mmBtu for 2017, compared to $2.40 per mmBtu for 2016. As a result of natural gas production growth outpacing demand in the U.S., natural gas prices continue to be weak relative to prices experienced from 2006 through 2008 and are expected to remain below levels considered economical for new investments in numerous natural gas fields. Draws in late 2017 were larger than normal, resulting in total U.S. natural gas inventories of 2.8 trillion cubic feet at the end of 2017, 13.0% lower than levels at this time a year ago, and 12.1% lower than the five-year average. Inventories are expected to build slightly above the five year average by the end of October 2018.
After a period of growth in exploration activities and associated spending leading up to the end of 2014, many E&P companies shifted their focus to production activities, away from exploration, as the continued decline in oil and gas prices resulted in decreased revenues, prompting cost reduction initiatives across the industry. From the end of 2014 through 2017, E&P companies decreased spending on exploration and reportedly focused their spending on critical production requirements and existing commitments. We believe this was due to several factors, but primarily because operational cash flows of E&P companies were no longer sufficient to cover capital expenditures while continuing to pay cash dividends to shareholders. E&P companies relied on asset sales and debt financings to fund capital requirements amid demands for greater returns to shareholders. The combination of these factors placed many E&P companies in a position where they were unable to cover both their capital expenditure budgets and targeted cash returns to shareholders. As a result, E&P companies dramatically cut spending, with exploration spending receiving the largest reductions and seismic spending being one of the most discretionary parts of their exploration budgets. As a result of this industry downturn, many customers experienced a significant reduction in their liquidity with challenges accessing the capital markets. Several exploration and production companies declared bankruptcy, or exchanged equity for the forgiveness of debt, while others were forced to sell assets in an effort to preserve liquidity. However, over the past 12 months, access to the capital and debt markets improved significantly for certain of these customers.
E&P spending is expected to continue to rebound in 2018 over 2017, which was preceded by two successive years of double digit declines as commodity prices are forecasted to remain more stable. This positive trend in E&P spending, aided by favorable macroeconomic conditions has resulted in increased revenues during 2017. If the global supply of oil decreases due to reduced capital investment by E&P companies, government instability occurs in a major oil-producing nation or energy demand increases in the U.S. or in countries such as China and India, the recovery in WTI and Brent crude oil prices could continue to improve. If commodity prices do not continue to improve or if they start to deteriorate again, demand for our services and products could decline.
Impact to Our Business
During 2017, we saw renewed customer interest in underwriting of our New Venture multi-client programs as oil companies were able to right-size their expenditures to current oil prices and generate profits for the first time in eight quarters. During 2017, revenues increased 14% versus prior year. Investments in our multi-client data library are dependent upon the timing of our New Venture projects and the availability of underwriting by our customers. We continue to maintain high standards for the underwriting of any new projects, and sanctioned several new programs during 2017 that were originally planned to occur during 2016. Our “asset light” strategy enables us to scale our business to avoid significant fixed costs and to remain financially flexible as we manage the timing and levels of our capital expenditures.
In our E&P Technology & Services segment, our New Venture revenues increased driven by our 3-D multi-client reimaging programs offshore Mexico and Brazil, as well as revenues from a new 2-D multi-client program in Panama and other programs that have recently been launched, which met our conservative underwriting standards. Imaging Services revenues decreased as a result of our strategic shift toward higher return multi-client programs. The imaging work on multi-client programs are reflected as part of New Venture or Data Library revenues depending on the program status, whereas revenues from proprietary imaging programs are reflected as part of Imaging Services. The Imaging Services group is fully utilized, with a large portion of our capacity dedicated to multi-client programs. Our data library sales were flat in 2017 compared to 2016. We invested $23.7 million, approximately $9 million more, in our multi-client data library during 2017, compared to 2016, but $22 million less compared to 2015.
At December 31, 2017, our E&P Technology & Services segment backlog, which consists of commitments for (i) imaging services work and (ii) multi-client New Venture and proprietary projects underwritten by our customers, increased 16% or $5.3 million to $39.2 million, compared with $33.9 million at December 31, 2016. The growth of backlog was due to ongoing activity in Mexico and Brazil as well as activity related to several newly sanctioned programs. We anticipate that the majority of our backlog will be recognized as revenue over the first half of 2018.
During 2017, our Ocean Bottom Seismic Services segment continues to be affected by E&P companies delaying or canceling decisions to commit capital to OBS projects, while our crew has remained idle since completion of a survey offshore Nigeria in the third quarter 2016. Despite political issues and uncertainty, we see significant long-term potential for OceanGeo and our technologies to improve OBS productivity, and we expect demand for OBS surveys to increase.
It is our view that technologies that add a competitive advantage through improved imaging, cost reductions or improvements in well productivity will continue to be valued in our marketplace. We believe that our newest technologies, such as 4Sea, WiBand, Orca, and Marlin, will continue to attract customer interest, because those technologies are designed to deliver improvements in safety, efficiency or image quality.
Key Financial Metrics
The tables below provide (i) a summary of our net revenues for our company as a whole, and by segment, for 2017, 2016 and 2015, and (ii) an overview of other certain key financial metrics for our company as a whole and our three business segments on a comparative basis for 2017, 2016 and 2015, as reported and as adjusted in all three years for the restructuring and other charges recorded for those years.

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Net revenues:
E&P Technology & Services:
New Venture	$100,824	$27,362	$48,294
Data Library	40,016	39,989	63,326
Total multi-client revenues	140,840	67,351	111,620
Imaging Services	16,409	25,538	45,630
Total	$157,249	$92,889	$157,250
E&P Operations Optimization:
Devices	$23,610	$26,746	$36,269
Optimization Software & Services	16,695	16,756	27,994
Total	$40,305	$43,502	$64,263
Ocean Bottom Seismic Services	$—	$36,417	$—
Total	$197,554	$172,808	$221,513

	Year Ended December 31, 2017				Year Ended December 31, 2016				Year Ended December 31, 2015
	As Reported	Restructuring and Other Charges		As Adjusted	As Reported	Restructuring and Other Charges		As Adjusted	As Reported	Restructuring and Other Charges		As Adjusted
Gross profit:
E&P Technology & Services	$65,196	$—		$65,196	$4,708	$766		$5,474	$13,508	$3,193		$16,701
E&P Operations Optimization	20,076	—		20,076	21,745	188		21,933	33,995	536		34,531
Ocean Bottom Seismic Services	(9,633)	—		(9,633)	9,579	123		9,702	(39,500)	252		(39,248)
Total	$75,639	$—		$75,639	$36,032	$1,077	(c)	$37,109	$8,003	$3,981	(e)	$11,984
Gross margin:
E&P Technology & Services	41%	—%		41%	5%	1%		6%	9%	2%		11%
E&P Operations Optimization	50%	—%		50%	50%	—%		50%	53%	1%		54%
Ocean Bottom Seismic Services	—%	—%		—%	26%	—%		27%	—%	—%		—%
Total	38%	—%		38%	21%	—%		21%	4%	1%		5%
Income (loss) from operations:
E&P Technology & Services	$42,505	$—		$42,505	$(16,446)	$1,128		$(15,318)	$(24,941)	$4,295		$(20,646)
E&P Operations Optimization	8,022	—		8,022	9,652	197		9,849	20,131	1,790		21,921
Ocean Bottom Seismic Services	(16,259)	—		(16,259)	(1,756)	504		(1,252)	(55,080)	252		(54,828)
Support and other	(42,967)	6,141	(a)	(36,826)	(34,621)	180		(34,441)	(40,742)	877		(39,865)
Total	$(8,699)	$6,141		$(2,558)	$(43,171)	$2,009	(c)	$(41,162)	$(100,632)	$7,214	(e)	$(93,418)
Operating margin:
E&P Technology & Services	27%	—%		27%	(18)%	2%		(16)%	(16)%	3%		(13)%
E&P Operations Optimization	20%	—%		20%	22%	1%		23%	31%	3%		34%
Ocean Bottom Seismic Services	—%	—%		—%	(5)%	2%		(3)%	—%	—%		—%
Support and other	(22)%	3%		(19)%	(20)%	—%		(20)%	(18)%	—%		(18)%
Total	(4)%	3%		(1)%	(25)%	1%		(24)%	(45)%	3%		(42)%
Net income (loss) applicable to common shares	$(30,242)	$11,141	(b)	$(19,101)	$(65,148)	$(960)	(d)	$(66,108)	$(25,122)	$(93,587)	(f)	$(118,709)
Diluted net income (loss) per common share	$(2.55)	$0.94		$(1.61)	$(5.71)	$(0.09)		$(5.80)	$(2.29)	$(8.54)		$(10.83)

(a)	Represents accelerated vesting and cash exercise of stock appreciation right awards

(b)	In addition to item (a), also impacting net loss applicable to common shares was a loss contingency accrual related to legal proceedings.

(c)	Represents severance and facility charges related to the Company’s 2016 restructuring.

(d)	Represents a $3.9 million recovery of INOVA bad debts, partially offset by item (b).

(e)	Represents severance and facility charges related to the Company’s 2015 restructuring.

(f)	In addition to item (d), also impacting net income (loss) applicable to common shares was a reduction in the WesternGeco legal contingency by $102.0 million.

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
Results of Operations
Year Ended December 31, 2017 (As Adjusted) Compared to Year Ended December 31, 2016 (As Adjusted)
Our total net revenues of $197.6 million for 2017 increased $24.8 million, or 14%, compared to total net revenues of $172.8 million for 2016. Our overall gross profit percentage for 2017 was 38%, compared to a gross profit percentage of 21%, as adjusted, for 2016. Total operating expenses as a percentage of net revenues for 2017 and 2016 were 40% and 45%, as adjusted, respectively. During 2017, our loss from operations was $2.6 million, as adjusted, compared to a loss of $41.2 million, as adjusted, for 2016.
Our net loss for 2017 was $19.1 million, as adjusted, or $(1.61) per share, compared to net loss of $66.1 million, as adjusted, or $(5.80) per share for 2016. As noted above, our net loss for 2017 and 2016 included restructuring charges and other special items totaling $11.1 million and $(1.0) million, respectively, impacting our earnings per share by $0.94 and $(0.09), respectively.
Net Revenues, Gross Profits and Gross Margins (As Adjusted for 2016)
E&P Technology & Services — Net revenues for 2017 increased by $64.4 million, or 69%, to $157.2 million, compared to $92.9 million for 2016. The increase was driven by New Venture revenues from our 3-D multi-client reimaging programs offshore Mexico and Brazil, as well as revenues from a new 2-D multi-client program in Panama and other programs that have recently been launched. This increase was partially offset by lower Imaging Services revenues as a result of the shift towards higher return multi-client programs during 2017. Revenues from Data Library sales were consistent year over year.
Gross profit increased by $59.7 million to $65.2 million, representing a 41% gross margin, compared to $5.5 million, as adjusted, or 6% gross margin, for 2016. These improvements in gross profit and margin were due to the increase in revenues and the mix of higher margin 3-D reimaging programs as noted above, as well as the full benefit of our cost control initiatives implemented in prior years. These increases were partially offset by higher sales-based amortization of our multi-client data library.
E&P Operations Optimization — Devices net revenues for 2017 decreased by $3.1 million, or 12%, to $23.6 million, compared to $26.7 million for 2016. This decrease was due to a decline in our repairs business, partially offset by sales of new product offerings during 2017. Optimization Software & Services net revenues remained flat at $16.7 million. Excluding the effect of foreign currencies, Optimization Software & Services revenues were up 4% in terms of local GBP currency. E&P Operations Optimization gross profit for 2017 decreased by $1.9 million to $20.0 million, in 2017, compared to $21.9 million, as adjusted, for 2016. Gross margin remained flat at 50%.
Ocean Bottom Seismic Services — Net revenues for 2017 were zero compared to 36.4 million for 2016. The crew was idle throughout 2017 as we pursued additional OBS work. Gross loss was $9.6 million for 2017 compared to gross income of $9.7 million, as adjusted, for 2016. This decline was due to the decrease in revenues, partially offset by several cost control initiatives implemented in 2017, including the renegotiation of our vessel leases, which reduced our vessel lease costs.
Operating Expenses (As Adjusted for 2016)
The following table presents the “As Adjusted” in 2016, excluding special charges that resulted from 2016 restructurings and other special items (in thousands):

	Year Ended December 31, 2017			Year Ended December 31, 2016
	As Reported	Special Items	As Adjusted	As Reported	Special Items(a)	As Adjusted
Operating expenses:
Research, development and engineering	$16,431	$—	$16,431	$17,833	$(397)	$17,436
Marketing and sales	20,778	—	20,778	17,371	(262)	17,109
General, administrative and other operating expenses	47,129	(6,141)	40,988	43,999	(273)	43,726
Total operating expenses	$84,338	$(6,141)	$78,197	$79,203	$(932)	$78,271
Income (loss) from operations	$(8,699)	$6,141	$(2,558)	$(43,171)	$2,009	$(41,162)

(a)	Includes severance affecting operating expenses.
Research, Development and Engineering — Research, development and engineering expense decreased $1.0 million, or 6%, to $16.4 million, for 2017, compared to $17.4 million, as adjusted, for 2016. During the current down-cycle in E&P exploration spending, we have been selective in spending on research and development (“R&D”) projects in order to reduce expenses without sacrificing our ability to develop our technologies. As discussed above, despite the extended market downturn and uncertainty, we see significant long-term potential for OceanGeo and our technologies to improve OBS productivity. We continue to invest in our 4Sea system and we expect long-term demand for OBS production surveys (4-D) to increase.
Marketing and Sales — Marketing and sales expense increased $3.7 million, or 22%, to $20.8 million, for 2017, compared to $17.1 million, as adjusted, for 2016. This increase was primarily due to higher commissions driven by increased sales in the E&P Technology & Services segment.
General, Administrative and Other Operating Expenses — General, administrative and other operating expenses decreased $2.7 million, as adjusted, or 6%, to $41.0 million, as adjusted for 2017 compared to $43.7 million, as adjusted, for 2016. This decrease for 2017 was primarily due to the full benefit of our cost control initiatives implemented in prior years.
Other Items
Interest Expense, net — Interest expense, net, of $16.7 million for 2017 compared to $18.5 million for 2016. This improvement was primarily due to reduced debt caused by the bond exchange during 2016. For additional information, please refer to “— Liquidity and Capital Resources — Sources of Capital” below.
Other Income (Expense) — Other income (expense) for 2017 was $(3.9) million compared to other income of $1.4 million for 2016. The difference primarily relates to changes in our accrual for loss contingency related to a legal matter. See further discussion at Footnote 6 “Legal Matters” and in Part 1, Item 3, “Legal Proceedings.”
The following table reflects the significant items of other income (in thousands):

	Years Ended December 31,
	2017	2016
Reduction of (accrued for) loss contingency related to legal proceedings (Footnote 6)	$(5,000)	$1,168
Recovery of INOVA bad debts	844	3,983
Loss on bond exchange	—	(2,182)
Other expense	211	(1,619)
Total other income (expense)	$(3,945)	$1,350

Income Tax Expense — Income tax expense for 2017 was less than $0.1 million compared to $4.4 million for 2016. Our effective tax rates for 2017 and 2016 were (0.1)% and (7.3)%, respectively. The income tax expense for 2017 and 2016 primarily relates to results generated by our non-U.S. businesses. Tax expense for 2017 includes a $1.3 million tax benefit for the release of the valuation allowance against refundable U.S. alternative minimum tax (“AMT”) credits. Tax expense has not been offset by the tax benefits on losses within the U.S. and other jurisdictions, from which we cannot currently benefit. Our effective tax rate for 2017 was negatively impacted by the change in valuation allowance related to U.S. operating losses for which we cannot currently recognize a tax benefit. See further discussion of establishment of the deferred tax valuation allowance at Footnote 5 “Income Taxes” of Footnotes to Consolidated Financial Statements.

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
Gross profit decreased by $11.2 million to $5.5 million, as adjusted, representing a 6% gross margin, compared to $16.7 million, as adjusted, or an 11% gross margin, for 2015. This decrease was attributable to the significant revenue decline in our New Venture, Data Library and Imaging Services businesses in 2016, partially offset by cost cutting measures.
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
Ocean Bottom Seismic Services — Net revenues for 2016 were $36.4 million representing a 27% gross margin, compared to zero revenues and gross margins for 2015. Revenues and gross margin during 2016 were favorably impacted by the completion of data acquisition for an OBS survey offshore Nigeria in the current period, compared to our idle ocean bottom vessels and crew during 2015.
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
Other Income — Other income for 2016 was $1.4 million compared to other income of $98.3 million for 2015. The difference primarily relates to changes in our accrual for loss contingency related to a legal matter. See further discussion at Footnote 6 “Legal Matters” and in Part 1, Item 3, “Legal Proceedings.”
The following table reflects the significant items of other income (in thousands):

	Years Ended December 31,
	2016	2015
Reduction of loss contingency related to legal proceedings (Footnote 6)	$1,168	$101,978
Recovery of INOVA bad debts	3,983	—
Loss on bond exchange	(2,182)	—
Other expense	(1,619)	(3,703)
Total other income	$1,350	$98,275
Income Tax Expense — Income tax expense for 2016 was $4.4 million compared to $4.0 million for 2015. Our effective tax rates for 2016 and 2015 were (7.3)% and (19.2)%, respectively. Our effective tax rate for 2016 and 2015 was negatively impacted by the establishment of a valuation allowance related to our U.S. losses incurred in both years. See further discussion of establishment of the deferred tax valuation allowance at Footnote 5 “Income Taxes” of Footnotes to Consolidated Financial Statements. Our income tax expense for 2016 and 2015 relates to income from our non-U.S. businesses. This foreign tax expense has not been offset by the tax benefits on losses within the U.S. and other jurisdictions, from which we cannot currently benefit.
Liquidity and Capital Resources
Sources of Capital
As of December 31, 2017, we had $52.1 million in cash on hand and $15.5 million of undrawn borrowing base availability under the Credit Facility. Our cash requirements include working capital requirements and cash required for our debt service payments, multi-client seismic data acquisition activities and capital expenditures. As of December 31, 2017, we had working capital of $(8.6) million, which includes a current liability of $28.5 million of Senior Secured Third-Priority Lien notes that are payable during the second quarter of 2018, which we expect to pay using available liquidity. Working capital requirements are primarily driven by our investment in our (i) multi-client data library ($23.7 million in 2017) and royalty payments for multi-client sales. Also, our headcount has traditionally been a significant driver of our working capital needs. As a significant portion of our business is involved in the planning, processing and interpretation of seismic data, one of our largest investments is in our employees, which involves cash expenditures for their salaries, bonuses, payroll taxes and related compensation expenses. During late 2014 and continuing through mid-2016, we reduced our workforce by over 60%, and closed selected facilities. Our workforce has since stabilized. These actions are expected to result in annualized cash savings of approximately $95 million which we began to fully realize in 2017. During 2017, we saw an improved operating environment in oil prices which has contributed to a stabilization in our workforce.

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
The borrowing base under the Credit Facility will increase or decrease monthly using a formula based on certain eligible receivables, eligible inventory and other amounts, including a percentage of the net orderly liquidation value of our multi-client data library (not to exceed $15.0 million for the multi-client data library data component). As of December 31, 2017, the borrowing base under the Credit Facility was $25.5 million, and there was $10.0 million of outstanding indebtedness under the Credit Facility. We experienced a significant increase in our accounts and unbilled receivables during the second half of 2017 due to the significant revenue increase, however, a majority of those increases were part of our foreign operations, which are not included in the borrowing base calculation.
The Credit Facility requires us to maintain compliance with various covenants. At December 31, 2017, we were in compliance with all of the covenants under the Credit Facility. For further information regarding our Credit Facility see Footnote 3 “Long-term Debt and Lease Obligations” of Footnotes to Consolidated Financial Statements.
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
The Third Lien Notes Indenture requires us to maintain compliance with various covenants. At December 31, 2017, we were in compliance with all of the covenants under the Third Lien Notes Indenture. For further information regarding the Third Lien Notes, see Footnote 3 “Long-term Debt and Lease Obligations” of Footnotes to Consolidated Financial Statements.

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
The indenture dated April 28, 2016 governing the Second Lien Notes (the “Second Lien Notes Indenture”) contains certain covenants that, among other things, limit or prohibit our ability and the ability of our restricted subsidiaries to take certain actions or permit certain conditions to exist during the term of the Second Lien Notes, including among other things, incurring additional indebtedness, creating liens, paying dividends and making other distributions in respect of our capital stock, redeeming our capital stock, making investments or certain other restricted payments, selling certain kinds of assets, entering into transactions with affiliates, and effecting mergers or consolidations. These and other restrictive covenants contained in the Second Lien Notes Indenture are subject to certain exceptions and qualifications. At December 31, 2017, we were in compliance with all of the covenants under the Second Lien Notes Indenture. All of our subsidiaries are currently restricted subsidiaries.
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

Meeting our Liquidity Requirements
As of December 31, 2017, our total outstanding indebtedness (including capital lease obligations) was approximately $156.7 million, consisting primarily of approximately $28.5 million outstanding Third Lien Notes (maturing in May 2018), $120.6 million outstanding Second Lien Notes (maturing in December 2021) and $0.3 million of capital leases. As of December 31, 2017, there was $10.0 million of outstanding indebtedness under our Credit Facility.
For 2017, total capital expenditures, including investments in our multi-client data library, were $24.8 million. We currently expect that our capital expenditures, including investments in our multi-client data library, will be a range of $30.0 million to $50.0 million in 2018. Investments in our multi-client data library are dependent upon the timing of our New Venture projects and the availability of underwriting by our customers.
For 2017, we paid $1.3 million of the $5.0 million litigation accrual we established in the first quarter of 2017 and the remaining $3.7 million will be paid in quarterly installments during 2018. In addition, we reclassified the $28.5 million outstanding Third Lien Notes to a current liability as this balance matures in the second quarter of 2018. With respect to our ongoing WesternGeco litigation and the approaching maturity of our outstanding Third Lien Notes, we believe that our existing cash balance, cash from operations and undrawn availability under our Credit Facility will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, as described at Part I, Item 3. “Legal Proceedings,” there are possible scenarios involving an outcome in the WesternGeco lawsuit that could materially and adversely affect our liquidity.
Cash Flow from Operations
Net cash provided by operating activities was $28.0 million for 2017, compared to net cash used in operating activities of $1.6 million for 2016. The increase in net cash provided by operations was due to a significant increase in New Venture revenues in 2017, compared to 2016 and due to $20.8 million damages payment in 2016 for the WesternGeco lawsuit, which was partially offset by increases in unbilled receivables as of December 31, 2017.
Net cash provided by operating activities was $1.6 million for 2016, compared to net cash used in operating activities of $16.5 million for 2015. The increase in our cash flows from operations was primarily due to reduced spend due to our cost reduction initiatives and accounts receivable collections offset by a $20.8 million damages payment for the WesternGeco lawsuit.
Cash Flow Used In Investing Activities
Net cash flow used in investing activities was $24.8 million for 2017, compared to $13.6 million for 2016. The principal uses of cash in our investing activities during 2017 were $23.7 million of investments in our multi-client data library and $1.1 million of investments in property, plant and equipment.

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
Cash Flow Used in Financing Activities
Net cash flow used in financing activities was $3.6 million for 2017, compared to $21.6 million of net cash flow used in financing activities for 2016. The net cash flow used in financing activities during 2017 was primarily related to $4.8 million of payments on long-term debt related to equipment capital leases, partially offset by $1.6 million of proceeds from employee stock purchases.
Net cash flow used in financing activities was $21.6 million for 2016, compared to $9.5 million of net cash flow used in financing activities for 2015. The net cash flow used in financing activities during 2016 was primarily related to $15.0 million to repurchase bonds, $8.7 million of payments on long-term debt related to equipment capital leases, $6.6 million of debt issuance costs and $1.0 million to repurchase of common stock.  In addition, we had net borrowings of $10.0 million on our revolving line of credit.
Inflation and Seasonality
Inflation in recent years has not had a material effect on our costs of goods or labor, or the prices for our products or services. Traditionally, our business has been seasonal, with strongest demand typically in the fourth quarter of our fiscal year.
Future Contractual Obligations
The following table sets forth estimates of future payments of our consolidated contractual obligations, as of December 31, 2017 (in thousands):

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term and Short-term debt	$149,066	$28,497	$—	$120,569	$—
Interest on long-term debt obligations	44,885	12,197	22,144	10,544	—
Revolver credit facility	10,000	10,000	—	—	—
Equipment capital lease obligations	279	250	29	—	—
Operating leases	66,710	10,334	19,292	18,686	18,398
Purchase obligations	500	500	—	—	—
Total	$271,440	$61,778	$41,465	$149,799	$18,398
The Long-term and Short-term debt at December 31, 2017 included $28.5 million and $120.6 million of principal indebtedness outstanding under our Third Lien Notes issued in May 2013 and our Second Lien Notes issued in April 2016, respectively. The $0.3 million of equipment capital lease obligations relates to Imaging Services’ financing of computer and other equipment purchases.
The operating lease commitments at December 31, 2017 relate to our leases for certain equipment, offices, processing centers, and warehouse space. Our purchase obligations primarily relate to our committed inventory purchase orders under which deliveries of inventory are scheduled to be made in 2018.
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

Revenue Recognition
We derive revenue from the sale of (i) multi-client and proprietary surveys, licenses of “on-the-shelf” data libraries and imaging services, within our E&P Technologies & Services segment; (ii) seismic data acquisition systems and other seismic equipment, (iii) seismic command and control software systems and software solutions for operations management within our E&P Operations Optimization segment; and (iv) fully-integrated OBS solutions that include survey design and planning and data acquisition within our Ocean Bottom Seismic Services segment. All revenues of the E&P Technology & Services and Ocean Bottom Seismic Services segments and the services component of revenues for the Optimization Software & Services group as part of the E&P Operations Optimization segment are classified as services revenues. All other revenues are classified as product revenues.
Multi-Client and Proprietary Surveys, and Imaging Services — As our multi-client surveys are being designed, acquired or processed, the New Venture phase, we enter into non-exclusive licensing arrangements with our customers. License revenues from these New Venture survey projects are recognized during the New Venture phase as the seismic data is acquired and/or processed on a proportionate basis as work is performed. Under this method, we recognize revenues based upon quantifiable measures of progress, such as kilometers acquired or days processed. Upon completion of a multi-client seismic survey, the seismic survey is considered “on-the-shelf,” and licenses to the survey data are granted to customers on a non-exclusive basis. Revenues on licenses of completed multi-client data surveys are recognized when (a) a signed final master geophysical data license agreement and accompanying supplemental license agreement are returned by the customer; (b) the purchase price for the license is fixed or determinable; (c) delivery or performance has occurred; and (d) no significant uncertainty exists as to the customer’s obligation, willingness or ability to pay. In limited situations, we have provided the customer with a right to exchange seismic data for another specific seismic data set. In these limited situations, we recognize revenue at the earlier of the customer exercising its exchange right or the expiration of the customer’s exchange right.
We also perform seismic surveys under contracts to specific customers, whereby the seismic data is owned by those customers. We recognize revenue as the seismic data is acquired and/or processed on a proportionate basis as work is performed. We use quantifiable measures of progress consistent with our multi-client surveys.
Revenues from all imaging and other services are recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, and collectability is reasonably assured. Revenues from contract services performed on a day rate basis are recognized as the service is performed.
Acquisition Systems and Other Seismic Equipment — For the sales of seismic data acquisition systems and other seismic equipment, we follow the requirements of ASC 605-10 “Revenue Recognition” and recognize revenue when (a) evidence of an arrangement exists; (b) the price to the customer is fixed and determinable; (c) collectability is reasonably assured; and (d) the acquisition system or other seismic equipment is delivered to the customer and risk of ownership has passed to the customer, or, in the case in which a substantive customer-specified acceptance clause exists in the contract, the later of delivery or when the customer-specified acceptance is obtained
Software — For the sales of navigation, survey and quality control software systems, we follow the requirements for these transactions of ASC 985-605 “Software Revenue Recognition” (“ASC 985-605”). We recognize revenue from sales of these software systems when (a) evidence of an arrangement exists; (b) the price to the customer is fixed and determinable; (c) collectibility is reasonably assured; and (d) the software is delivered to the customer and risk of ownership has passed to the customer, or, in the limited case in which a substantive customer-specified acceptance clause exists, the later of delivery or when the customer-specified acceptance is obtained. These arrangements generally include us providing related services, such as training courses, engineering services and annual software maintenance. We allocate revenue to each element of the arrangement based upon vendor-specific objective evidence (“VSOE”) of fair value of the element or, if VSOE is not available for the delivered element, we apply the residual method.
In addition to perpetual software licenses, we offer time-based software licenses. For time-based licenses, we recognize revenue ratably over the contract term, which is generally two to five years.
Ocean Bottom Seismic Services — We recognize revenues as they are realized and earned and can be reasonably measured, based on contractual day rates or on a fixed-price basis, and when collectability is reasonably assured. In connection with acquisition contracts, we may receive revenues for preparation and mobilization of equipment and personnel or for capital improvements to vessels. We defer the revenues earned and incremental costs incurred that are directly related to contract preparation and mobilization and recognize such revenues and costs over the primary contract term of the acquisition project. We use the ratio of square kilometers acquired as a percentage of the total square kilometers expected to be acquired over the primary term of the contract to recognize deferred revenues and amortize, in cost of services, the costs related to contract preparation and mobilization. We recognize the costs of relocating vessels without contracts to more promising market sectors as such costs are incurred. Upon completion of acquisition contracts, we recognize in earnings any demobilization fees received and expenses incurred.

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
Multi-Client Data Library
Our multi-client data library consists of seismic surveys that are offered for licensing to customers on a non-exclusive basis. The capitalized costs include the costs paid to third parties for the acquisition of data and related activities associated with the data creation activity and direct internal processing costs, such as salaries, benefits, computer-related expenses and other costs incurred for seismic data project design and management. For 2017, 2016 and 2015, we capitalized, as part of our multi-client data library, $12.7 million, $6.6 million and $6.1 million, respectively, of direct internal processing costs.
Our method of amortizing the costs of an in-process multi-client survey (the period during which the seismic data is being acquired or processed, the New Venture phase) consists of determining the percentage of actual revenue recognized to the total estimated revenues (which includes both revenues estimated to be realized during the New Venture phase and estimated revenues from the licensing of the resulting “on-the-shelf” survey data) and multiplying that percentage by the total cost of the project (the sales forecast method). We consider a multi-client survey to be complete when all work on the creation of the seismic data is finished and that survey is available for licensing.
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
Estimated sales are determined based upon discussions with our customers, our experience and our knowledge of industry trends. Changes in sales estimates may have the effect of changing the percentage relationship of cost of services to revenue. In applying the sales forecast method, an increase in the projected sales of a survey will result in lower cost of services as a percentage of revenue and higher earnings when revenue associated with that particular survey is recognized, while a decrease in projected sales will have the opposite effect. Assuming that the overall volume of sales mix of surveys generating revenue in the period was held constant in 2017, an increase of 10% in the sales forecasts of all surveys would have increased our amortization expense by approximately $1.5 million.
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

Reserve for Excess and Obsolete Inventories
Our reserve for excess and obsolete inventories is based on historical sales trends and various other assumptions and judgments, including future demand for our inventory, the timing of market acceptance of our new products and the risk of obsolescence driven by new product introductions. When we record a charge for excess and obsolete inventories, the amount is applied as a reduction in the cost basis of the specific inventory item for which the charge was recorded. Should these assumptions and judgments not be realized for these or for other reasons, our reserve would be adjusted to reflect actual results. Our industry is subject to technological change and new product development that could result in obsolete inventory. Our reserve for inventory at December 31, 2017 was $15.0 million compared to $15.0 million at December 31, 2016.
Goodwill and Other Intangible Assets
Goodwill is allocated to our reporting units, which is either the operating segment or one reporting level below the operating segment. For purposes of performing the impairment test for goodwill as required by ASC 350 “Intangibles — Goodwill and Other” (“ASC 350”), we established the following reporting units: E&P Technology & Services, Optimization Software & Services, Devices, and Ocean Bottom Seismic Services. To determine the fair value of our reporting units, we use a discounted future returns valuation method. If we had established different reporting units or utilized different valuation methodologies, our impairment test results could differ. Additionally, we compared the sum of the estimated fair values of the individual reporting units less consolidated debt to our overall market capitalization as reflected by our stock price.
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
We completed our annual goodwill impairment testing as of December 31, 2017 and concluded no impairment was required. The goodwill balance as of December 31, 2017 was comprised of $21.1 million in our Optimization Software & Services and $2.9 million in our E&P Technology & Services reporting units.
Based on our qualitative assessment performed as of December 31, 2017, we concluded it was more likely than not that the fair values of our E&P Technology & Services, and Optimization Software & Services reporting units exceeded their carrying values. However, if the market value of our shares declines for a prolonged period, and if management's judgments and assumptions regarding future industry conditions and operations diminish, it is reasonably possible that our expectations of future cash flows may decline and ultimately result in a goodwill impairment for our E&P Technology & Services and Optimization Software & Services reporting units.
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
Following the guidance of ASC 360 “Impairment and Disposal of Long-Lived Assets,” we review the carrying values of these intangible assets for impairment if events or changes in the facts and circumstances indicate that it is more likely than not their carrying value may not be recoverable. Any impairment determined is recorded in the current period and is measured by comparing the fair value of the related asset to its carrying value.
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

Deferred Tax Assets
During 2013, we established a valuation allowance on a substantial majority of our U.S. net deferred tax assets due to the large one-time charges taken during the year. The valuation allowance was calculated in accordance with the provisions of ASC 740-10, “Accounting for Income Taxes,” which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. We will continue to record a valuation allowance for the substantial majority of all of our deferred tax assets until there is sufficient evidence to warrant reversal. In the event our expectations of future operating results change, an additional valuation allowance may be required to be established on our existing unreserved net U.S. deferred tax assets. As a result of passage of the Tax Cut and Jobs Act (the “Act”) on December 22, 2017, the Company’s U.S. deferred tax assets, liabilities, and associated valuation allowance as of December 31, 2017 have been re-measured at the new U.S. federal tax rate of 21%.
Foreign Sales Risks
For 2017, we recognized $44.9 million of sales to customers in Europe, $18.9 million of sales to customers in Asia Pacific, $68.2 million of sales to customers in Latin America, $2.3 million of sales to customers in the Middle East, $6.8 million of sales to customers in Africa and $8.2 million of sales to customers in the Commonwealth of Independent States, or former Soviet Union (CIS). The majority of our foreign sales are denominated in U.S. dollars. For 2017, 2016 and 2015, international sales comprised 76%, 78% and 66%, respectively, of total net revenues. The significant decline in oil price that began in the fourth quarter of 2014 has continued to impact the global market through 2017.  Our results of operations, liquidity and financial condition related to our operations in Russia are primarily denominated in U.S. dollars. To the extent that world events or economic conditions negatively affect our future sales to customers in many regions of the world, as well as the collectability of our existing receivables, our future results of operations, liquidity and financial condition would be adversely affected.
Off-Balance Sheet Arrangements
Variable interest entities. As of December 31, 2017, our investment in INOVA Geophysical constitutes an investment in a variable interest entity, as that term is defined in FASB ASC Topic 810-10 “Consolidation – Overall” and as defined in Item 303(a)(4)(ii) of SEC Regulation S-K. See Footnote 1 “Summary of Significant Accounting Policies-Equity Method Investments” of Footnotes to Consolidated Financial Statements included elsewhere in this Form 10-K for additional information.
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
Interest Rate Risk
As of December 31, 2017, we had outstanding total indebtedness of approximately $156.7 million. As of December 31, 2017, all of this indebtedness, other than borrowings under our Credit Facility (described below) accrues interest at fixed interest rates.
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
Through our subsidiaries, we operate in a wide variety of jurisdictions, including the United Kingdom, Australia, the Netherlands, Brazil, China, Canada, Russia, the United Arab Emirates, Egypt and other countries. Our financial results may be affected by changes in foreign currency exchange rates. Our consolidated balance sheet at December 31, 2017 reflected approximately $6.2 million of net working capital related to our foreign subsidiaries, a majority of which is within the United Kingdom. Our foreign subsidiaries receive their income and pay their expenses primarily in their local currencies. To the extent that transactions of these subsidiaries are settled in the local currencies, a devaluation of these currencies versus the U.S. dollar could reduce the contribution from these subsidiaries to our consolidated results of operations as reported in U.S. dollars. For the year ended December 31, 2017, we recorded net foreign currency losses of approximately $1.6 million in other income, a majority of these losses are due to currency fluctuations related to our operations within Brazil and the United Kingdom.
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
Our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2017.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2017 based upon criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The independent registered public accounting firm that has also audited our consolidated financial statements included in this Annual Report on Form 10-K has issued an audit report on our internal control over financial reporting. This report appears below.
(c) Changes in Internal Control over Financial Reporting. There was not any change in our internal control over financial reporting that occurred during the three months ended December 31, 2017, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
ION Geophysical Corporation

We have audited the internal control over financial reporting of ION Geophysical Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2017, and our report dated February 8, 2018 expressed an unqualified opinion on those financial statements.
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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

/s/ GRANT THORNTON LLP
Houston, Texas
February 8, 2018

Item 9B. Other Information
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Reference is made to the information appearing in the definitive proxy statement, under “Item 1 — Election of Directors,” for our annual meeting of stockholders to be held on May 16, 2018 (the “2018 Proxy Statement”) to be filed with the SEC with respect to Directors, Executive Officers and Corporate Governance, which is incorporated herein by reference and made a part hereof in response to the information required by Item 10.
Item 11. Executive Compensation
Reference is made to the information appearing in the 2018 Proxy Statement, under “Executive Compensation,” to be filed with the SEC with respect to Executive Compensation, which is incorporated herein by reference and made a part hereof in response to the information required by Item 11.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Reference is made to the information appearing in the 2018 Proxy Statement, under “Item 1 — Ownership of Equity Securities of ION” and “Equity Compensation Plan Information,” to be filed with the SEC with respect to Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, which is incorporated herein by reference and made a part hereof in response to the information required by Item 12.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Reference is made to the information appearing in the 2018 Proxy Statement, under “Item 1 — Certain Transactions and Relationships,” to be filed with the SEC with respect to Certain Relationships and Related Transactions and Director Independence, which is incorporated herein by reference and made a part hereof in response to the information required by Item 13.
Item 14. Principal Accounting Fees and Services
Reference is made to the information appearing in the 2018 Proxy Statement, under “Principal Auditor Fees and Services,” to be filed with the SEC with respect to Principal Accountant Fees and Services, which is incorporated herein by reference and made a part hereof in response to the information required by Item 14.

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

4.3
Indenture, dated as of April 28, 2016, among ION Geophysical Corporation, the subsidiary guarantors named therein, Wilmington Savings Fund Society, FSB, as trustee and collateral agent filed on April 28, 2016 as Exhibit 4.1 to the Company’s Current Report on Form 8-K and incorporated by reference.

4.4
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

**10.1	—
Form of Employee Stock Option Award Agreement for ARAM Systems Employee Inducement Stock Option Program, filed on November 14, 2008 as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (Registration No. 333-155378) and incorporated herein by reference.

**10.2	—
Input/Output, Inc. 2003 Stock Option Plan, dated March 27, 2003, filed as Appendix B of the Company’s definitive proxy statement filed with the SEC on April 30, 2003, and incorporated herein by reference.

**10.3	—
Sixth Amended and Restated - 2004 Long-Term Incentive Plan, filed as Appendix A to the definitive proxy statement for the 2011 Annual Meeting of Stockholders of ION Geophysical Corporation, filed on April 21, 2011, and incorporated herein by reference.

**10.4	—
Form of Employment Inducement Stock Option Agreement for the Input/Output, Inc. — GX Technology Corporation Employment Inducement Stock Option Program, filed on April 4, 2005 as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-123831), and incorporated herein by reference.

**10.5	—
ION Stock Appreciation Rights Plan dated November 17, 2008, filed as Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.6	—
Stock Purchase Agreement dated as of March 19, 2010, by and between ION Geophysical Corporation and BGP Inc., China National Petroleum Corporation, filed on March 31, 2010 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

10.7	—
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

10.9	—
Joint Venture Agreement dated as of March 24, 2010, by and between ION Geophysical Corporation and BGP Inc., China National Petroleum Corporation, filed on March 31, 2010 as Exhibit 10.4 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

**10.10	—
Employment Agreement dated August 2, 2011, effective as of January 1, 2012, between ION Geophysical Corporation and R. Brian Hanson, filed on November 3, 2011 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, and incorporated herein by reference.

**10.11	—	First Amendment to Credit Agreement and Loan Documents dated May 29, 2012, filed on May 29, 2012 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.
**10.12	—
Consulting Services Agreement dated January 1, 2013, between ION Geophysical Corporation and ThePeebler Group LLC, filed on January 4, 2013 as Exhibit 10.1 to the Company’s Current Report on Form8-K, and incorporated herein by reference.

*10.13	—
Second Amended and Restated 2013 Long-Term Incentive Plan, filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, and incorporated herein by reference.

10.14	—
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

10.15	—
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

**10.17	—
Employment Agreement dated effective as of November 13, 2014, between ION Geophysical Corporation and Steve Bate, filed as Exhibit 10.44 to the Company’s Annual Report 10-K for the year ended December 31, 2014, and incorporated herein by reference.

**10.18	—
Form of Rights Agreement dated March 1, 2015 issued under the ION Stock Appreciation Rights Plan dated November 17, 2008, filed on May 7, 2015 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, and incorporated herein by reference.

*10.19	—	Form of Rights Agreement dated March 1, 2016 issued under the ION Stock Appreciation Rights Plan Dated November 17, 2008, and incorporated herein by reference.
*10.20	—	Equity Investment Agreement dated December 14, 2017, issued under the Second Amended and Restated 2013 Long-Term Incentive Plan dated December 31, 2016, and incorporated herein by reference.
*10.21	—	Employee Stock Purchase Plan dated May 26, 2010, and incorporated herein by reference.
*21.1	—	Subsidiaries of the Company.
*23.1	—	Consent of Grant Thornton LLP.
*24.1	—	The Power of Attorney is set forth on the signature page hereof.
*31.1	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).
*31.2	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).
*32.1	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.
*32.2	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

	*101	—
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at December 31, 2017 and 2016, (ii) Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015, (iii) Comprehensive Income (Loss) for the years ended December 31, 2017, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, (v) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015, (vi) Footnotes to Consolidated Financial Statements and (vii) Schedule II – Valuation and Qualifying Accounts.

*	Filed herewith.
**	Management contract or compensatory plan or arrangement.

(b)	Exhibits required by Item 601 of Regulation S-K.
Reference is made to subparagraph (a) (3) of this Item 15, which is incorporated herein by reference.

(c)	Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Houston, State of Texas, on February 8, 2018.

ION GEOPHYSICAL CORPORATION

By	/s/ R. Brian Hanson
R. Brian Hanson
President and Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints R. Brian Hanson and Matthew Powers and each of them, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and re-substitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all documents relating to the Annual Report on Form 10-K for the year ended December 31, 2017, including any and all amendments and supplements thereto, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacities	Date

/s/ R. BRIAN HANSON	President, Chief Executive Officer and Director (Principal Executive Officer)	February 8, 2018
R. Brian Hanson

/s/ STEVEN A. BATE	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 8, 2018
Steven A. Bate

/s/ SCOTT SCHWAUSCH	Vice President and Corporate Controller (Principal Accounting Officer)	February 8, 2018
Scott Schwausch

/s/ JAMES M. LAPEYRE, JR.	Chairman of the Board of Directors and Director	February 8, 2018
James M. Lapeyre, Jr.

/s/ DAVID H. BARR	Director	February 8, 2018
David H. Barr

/s/ HAO HUIMIN	Director	February 8, 2018
Hao Huimin

Name	Capacities	Date

/s/ MICHAEL C. JENNINGS	Director	February 8, 2018
Michael C. Jennings

/s/ FRANKLIN MYERS	Director	February 8, 2018
Franklin Myers

/s/ S. JAMES NELSON, JR.	Director	February 8, 2018
S. James Nelson, Jr.

/s/ JOHN N. SEITZ	Director	February 8, 2018
John N. Seitz

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
ION Geophysical Corporation

We have audited the accompanying consolidated balance sheets of ION Geophysical Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 8, 2018 expressed an unqualified opinion.
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2014

Houston, Texas
February 8, 2018

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$52,056	$52,652
Accounts receivable, net	19,478	20,770
Unbilled receivables	37,304	13,415
Inventories	14,508	15,241
Prepaid expenses and other current assets	7,643	9,559
Total current assets	130,989	111,637
Deferred income tax asset	1,753	—
Property, plant, equipment and seismic rental equipment, net	52,153	67,488
Multi-client data library, net	89,300	105,935
Goodwill	24,089	22,208
Intangible assets, net	1,666	3,103
Other assets	1,119	2,845
Total assets	$301,069	$313,216
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$40,024	$14,581
Accounts payable	24,951	26,889
Accrued expenses	38,697	26,240
Accrued multi-client data library royalties	27,035	23,663
Deferred revenue	8,910	3,709
Total current liabilities	139,617	95,082
Long-term debt, net of current maturities	116,720	144,209
Other long-term liabilities	13,926	20,527
Total liabilities	270,263	259,818
Equity:
Common stock, $0.01 par value; authorized 26,666,667 shares; outstanding 12,019,701 and 11,792,447 shares at December 31, 2017 and 2016, respectively.	120	118
Additional paid-in capital	903,247	899,198
Accumulated deficit	(854,921)	(824,679)
Accumulated other comprehensive loss	(18,879)	(21,748)
Total stockholders’ equity	29,567	52,889
Noncontrolling interests	1,239	509
Total equity	30,806	53,398
Total liabilities and equity	$301,069	$313,216
See accompanying Footnotes to Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2017	2016	2015
	(In thousands, except per share data)
Service revenues	$159,410	$130,640	$160,480
Product revenues	38,144	42,168	61,033
Total net revenues	197,554	172,808	221,513
Cost of services	103,124	115,763	180,215
Cost of products	18,791	21,013	33,295
Gross profit	75,639	36,032	8,003
Operating expenses:
Research, development and engineering	16,431	17,833	26,445
Marketing and sales	20,778	17,371	30,493
General, administrative and other operating expenses	47,129	43,999	51,697
Total operating expenses	84,338	79,203	108,635
Loss from operations	(8,699)	(43,171)	(100,632)
Interest expense, net	(16,709)	(18,485)	(18,753)
Other income (expense)	(3,945)	1,350	98,275
Loss before income taxes	(29,353)	(60,306)	(21,110)
Income tax expense	24	4,421	4,044
Net loss	(29,377)	(64,727)	(25,154)
Net (income) loss attributable to noncontrolling interests	(865)	(421)	32
Net loss attributable to ION	$(30,242)	$(65,148)	$(25,122)
Net loss per share:
Basic	$(2.55)	$(5.71)	$(2.29)
Diluted	$(2.55)	$(5.71)	$(2.29)
Weighted average number of common shares outstanding:
Basic	11,876	11,400	10,957
Diluted	11,876	11,400	10,957
See accompanying Footnotes to Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Net loss	$(29,377)	$(64,727)	$(25,154)
Other comprehensive income (loss), net of taxes, as appropriate:
Foreign currency translation adjustments	2,869	(6,967)	(1,974)
Total other comprehensive income (loss), net of taxes	2,869	(6,967)	(1,974)
Comprehensive net loss	(26,508)	(71,694)	(27,128)
Comprehensive (income) loss attributable to noncontrolling interests	(865)	(421)	32
Comprehensive net loss attributable to ION	$(27,373)	$(72,115)	$(27,096)
See accompanying Footnotes to Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Cash flows from operating activities:
Net loss	$(29,377)	$(64,727)	$(25,154)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization (other than multi-client library)	16,592	21,975	26,527
Amortization of multi-client data library	47,102	33,335	35,784
Impairment of multi-client data library	2,304	—	399
Stock-based compensation expense	2,552	3,267	5,486
Accrual (reduction) of loss contingency related to legal proceedings	5,000	(1,168)	(101,978)
Loss on bond exchange	—	2,182	—
Write-down of excess and obsolete inventory	398	429	151
Deferred income taxes	(5,420)	(1,181)	7,444
Change in operating assets and liabilities:
Accounts receivable	1,692	20,426	69,491
Unbilled receivables	(23,947)	6,543	1,630
Inventories	190	2,312	2,251
Accounts payable, accrued expenses and accrued royalties	1,443	(5,085)	(30,264)
Deferred revenue	5,131	(2,759)	(1,571)
Other assets and liabilities	4,370	(13,978)	(6,720)
Net cash provided by (used in) operating activities	28,030	1,571	(16,524)
Cash flows from investing activities:
Investment in multi-client data library	(23,710)	(14,884)	(45,558)
Purchase of property, plant, equipment and seismic rental equipment	(1,063)	(1,488)	(19,241)
Proceeds from sale of cost method investments	—	2,698	—
Other investing activities	—	30	1,263
Net cash used in investing activities	(24,773)	(13,644)	(63,536)
Cash flows from financing activities:
Borrowings under revolving line of credit	—	15,000	—
Repayments under revolving line of credit	—	(5,000)	—
Payments on notes payable and long-term debt	(4,816)	(8,634)	(7,452)
Cost associated with issuance of debt	(53)	(6,744)	(145)
Repurchase of common stock	—	(964)	(1,989)
Payments to repurchase bonds	—	(15,000)	—
Proceeds from employee stock purchases and exercise of stock options	1,619	—	—
Dividend payment to non-controlling interest	(100)	—	—
Other financing activities	(243)	(252)	73
Net cash used in financing activities	(3,593)	(21,594)	(9,513)
Effect of change in foreign currency exchange rates on cash and cash equivalents	(260)	1,386	898
Net decrease in cash and cash equivalents	(596)	(32,281)	(88,675)
Cash and cash equivalents at beginning of period	52,652	84,933	173,608
Cash and cash equivalents at end of period	$52,056	$52,652	$84,933
See accompanying Footnotes to Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Equity
(In thousands, except shares)	Shares	Amount
Balance at January 1, 2015	10,965,606	$110	$889,284	$(734,409)	$(12,807)	$(6,565)	$99	$135,712
Net (loss) income (a)	—	—	—	(25,122)	—	—	4	(25,118)
Translation adjustment	—	—	—	—	(1,974)	—	(22)	(1,996)
Stock-based compensation expense	—	—	5,486	—	—	—	—	5,486
Vesting of restricted stock units/awards	29,191	—	—	—	—	—	—	—
Purchase of treasury shares	(296,488)	(3)	—	—	—	(1,986)	—	(1,989)
Restricted stock cancelled for employee minimum income taxes	(6,208)	—	(126)	—	—	—	—	(126)
Issuance of stock for the ESPP	10,588	—	215	—	—	—	—	215
Purchase of subsidiary shares from noncontrolling interest	—	—	(144)	—	—	—	—	(144)
Balance at December 31, 2015 (b)	10,702,689	107	894,715	(759,531)	(14,781)	(8,551)	81	112,040
Net (loss) income (a)	—	—	—	(65,148)	—	—	421	(64,727)
Translation adjustment	—	—	—	—	(6,967)	—	7	(6,960)
Stock-based compensation expense	—	—	3,267	—	—	—	—	3,267
Vesting of restricted stock units/awards	40,495	—	—	—	—	—	—	—
Purchase of treasury shares	(155,304)	(1)	—	—	—	(963)	—	(964)
Restricted stock cancelled for employee minimum income taxes	(4,973)	—	(22)	—	—	—	—	(22)
Issuance of stock for the ESPP	4,100	—	23	—	—	—	—	23
Issuance of stock in bond exchange	1,205,440	12	1,215	—	—	9,514	—	10,741
Balance at December 31, 2016	11,792,447	118	899,198	(824,679)	(21,748)	—	509	53,398
Net (loss) income	—	—	—	(30,242)	—	—	865	(29,377)
Translation adjustment	—	—	—	—	2,869	—	(35)	2,834
Dividend payment to non-controlling interest	—	—	—	—	—	—	(100)	(100)
Stock-based compensation expense	—	—	2,552	—	—	—	—	2,552
Exercise of stock options	15,000	—	46	—	—	—	—	46
Vesting of restricted stock units/awards	115,576	1	(1)	—	—	—	—	—
Employee purchases of unregistered shares of common stock	120,567	1	1,572	—	—	—	—	1,573
Restricted stock cancelled for employee minimum income taxes	(23,889)	—	(120)	—	—	—	—	(120)
Balance at December 31, 2017	12,019,701	$120	$903,247	$(854,921)	$(18,879)	$—	$1,239	$30,806

(a)
Net income attributable to noncontrolling interests for 2015 excludes less than $(0.1) million related to the redeemable noncontrolling interests, which is reported in the mezzanine equity section of the Consolidated Balance Sheet.

(b)	The figures for 2015, set forth in the tables above have been retroactively adjusted to reflect the one-for-fifteen reverse stock split completed on February 4, 2016.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions. At times such investments may be in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit. At December 31, 2017 and 2016, there was $0.4 million and $0.8 million, respectively, of long-term and short-term restricted cash used to secure standby and commercial letters of credit, which is included within Long-term and Other Current Assets.
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
Multi-Client Data Library
The multi-client data library consists of seismic surveys that are offered for licensing to customers on a non-exclusive basis. The capitalized costs include costs paid to third parties for the acquisition of data and related activities associated with the data creation activity and direct internal processing costs, such as salaries, benefits, computer-related expenses and other costs incurred for seismic data project design and management. For 2017, 2016 and 2015, the Company capitalized, as part of its multi-client data library, $12.7 million, $6.6 million and $6.1 million, respectively, of direct internal processing costs. At December 31, 2017 and 2016, multi-client data library costs and accumulated amortization consisted of the following (in thousands):

	December 31,
	2017	2016
Gross costs of multi-client data creation	$939,077	$906,306
Less accumulated amortization	(727,872)	(680,770)
Less impairments to multi-client data library	(121,905)	(119,601)
Total	$89,300	$105,935
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
Equity Method Investment
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

At December 31, 2014, the Company fully impaired its investment in INOVA reducing its equity investment in INOVA and its share of INOVA’s accumulated other comprehensive loss, both to zero. As of December 31, 2017, the carrying value of this investment remains zero. The Company no longer records its equity in losses or earnings and has no obligation, implicit or explicit, to fund any expenses of INOVA Geophysical.
Noncontrolling Interests
The Company has non-redeemable noncontrolling interests. Non-redeemable noncontrolling interests in majority-owned affiliates are reported as a separate component of equity in “Noncontrolling interests” in the Consolidated Balance Sheets. Net loss in the Consolidated Statements of Operations is attributable to noncontrolling interests. The activity for this noncontrolling interest relates to proprietary processing projects in Brazil.
Goodwill and Other Intangible Assets
Goodwill is allocated to reporting units, which are either the operating segment or one reporting level below the operating segment. For purposes of performing the impairment test for goodwill as required by ASC 350 “Intangibles — Goodwill and Other,” (“ASC 350”) the Company established the following reporting units: E&P Technology & Services, Optimization Software & Services, Devices and Ocean Bottom Seismic Services.
In accordance with ASC 350, the Company is required to evaluate the carrying value of its goodwill at least annually for impairment, or more frequently if facts and circumstances indicate that it is more likely than not impairment has occurred. The Company formally evaluates the carrying value of its goodwill for impairment as of December 31 for each of its reporting units. The Company first performs a qualitative assessment by evaluating relevant events or circumstances to determine whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount. If the Company is unable to conclude qualitatively that it is more likely than not that a reporting unit’s fair value exceeds its carrying value, then it will use a two-step quantitative assessment of the fair value of a reporting unit. To determine the fair value of these reporting units, the Company uses a discounted future returns valuation model, which includes a variety of level 3 inputs. The key inputs for the model include the operational three-year forecast for the Company and the then-current market discount factor. Additionally, the Company compares the sum of the estimated fair values of the individual reporting units less consolidated debt to the Company’s overall market capitalization as reflected by the Company’s stock price. If the carrying value of a reporting unit that includes goodwill is determined to be more than the fair value of the reporting unit, there exists the possibility of impairment of goodwill. An impairment loss of goodwill is measured in two steps by first allocating the fair value of the reporting unit to net assets and liabilities including recorded and unrecorded intangible assets to determine the implied carrying value of goodwill. The next step is to measure the difference between the carrying value of goodwill and the implied carrying value of goodwill, and, if the implied carrying value of goodwill is less than the carrying value of goodwill, an impairment loss is recorded equal to the difference. See further discussion below at Footnote 9 “Goodwill.”
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
Following the guidance of ASC 360 “Impairment and Disposal of Long-Lived Assets,” the Company reviews the carrying values of these intangible assets for impairment if events or changes in the facts and circumstances indicate that their carrying value may not be recoverable. Any impairment determined is recorded in the current period and is measured by comparing the fair value of the related asset to its carrying value. See further discussion below at Footnote 8 “Details of Selected Balance Sheet Accounts — Intangible Assets.”
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

Revenue Recognition
The Company derives revenue from the sale of (i) multi-client and proprietary surveys, licenses of “on-the-shelf” data libraries and imaging services within its E&P Technology & Services segment; (ii) seismic data acquisition systems and other seismic equipment; (iii) seismic command and control software systems and software solutions for operations management within its E&P Operations Optimization segment; and (iv) fully-integrated Ocean Bottom Seismic Services (“OBS”) solutions that include survey design and planning and data acquisition within its Ocean Bottom Seismic Services segment. All revenues of the E&P Technology & Services and Ocean Bottom Seismic Services segments and the services component of revenues for the Optimization Software & Services group within the E&P Operations Optimization segment are classified as services revenues. All other revenues are classified as product revenues.
Multi-Client and Proprietary Surveys, and Imaging Services — As multi-client surveys are being designed, acquired and/or processed, the New Venture phase, the Company enters into non-exclusive licensing arrangements with its customers. License revenues from these New Venture survey projects are recognized during the New Venture phase as the seismic data is acquired and/or processed on a proportionate basis as work is performed. Under this method, the Company recognizes revenues based upon quantifiable measures of progress, such as kilometers acquired or days processed. Upon completion of a multi-client seismic survey, the seismic survey is considered “on-the-shelf,” and licenses to the survey data are granted to customers on a non-exclusive basis. Revenues on licenses of completed multi-client data surveys are recognized when (a) a signed final master geophysical data license agreement and accompanying supplemental license agreement are returned by the customer; (b) the purchase price for the license is fixed or determinable; (c) delivery or performance has occurred; (d) and no significant uncertainty exists as to the customer’s obligation, willingness or ability to pay. In limited situations, the Company has provided the customer with a right to exchange seismic data for another specific seismic data set. In these limited situations, the Company recognizes revenue at the earlier of the customer exercising its exchange right or the expiration of the customer’s exchange right.
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
Acquisition Systems and Other Seismic Equipment — For the sales of acquisition systems and other seismic equipment, the Company follows the requirements of ASC 605-10 “Revenue Recognition” and recognizes revenue when (a) evidence of an arrangement exists; (b) the price to the customer is fixed and determinable; (c) collectability is reasonably assured; and (d) the acquisition system or other seismic equipment is delivered to the customer and risk of ownership has passed to the customer, or, in the case in which a substantive customer-specified acceptance clause exists in the contract, the later of delivery or when the customer-specified acceptance is obtained.
Software — For the sales of navigation, survey and quality control software systems, the Company follows the requirements of ASC 985-605 “Software Revenue Recognition” (“ASC 985-605”). The Company recognizes revenue from sales of these software systems when (a) evidence of an arrangement exists; (b) the price to the customer is fixed and determinable; (c) collectability is reasonably assured; and (d) the software is delivered to the customer and risk of ownership has passed to the customer, or, in the limited case in which a substantive customer-specified acceptance clause exists, the later of delivery or when the customer-specified acceptance is obtained. These arrangements generally include the Company providing related services, such as training courses, engineering services and annual software maintenance. The Company allocates revenue to each element of the arrangement based upon vendor-specific objective evidence (“VSOE”) of fair value of the element or, if VSOE is not available for the delivered element, the residual method is used.
In addition to perpetual software licenses, the Company offers time-based software licenses. For time-based licenses, the Company recognizes revenue ratably over the contract term, which is generally two to five years.
Ocean Bottom Seismic Services — The Company recognizes revenues as they are realized and earned and can be reasonably measured, based on contractual day rates or on a fixed-price basis, and when collectability is reasonably assured. In connection with acquisition contracts, the Company may receive revenues for preparation and mobilization of equipment and personnel or for capital improvements to vessels. The Company defers the revenues earned and incremental costs incurred that are directly related to contract preparation and mobilization and recognizes such revenues and costs over the primary contract term of the acquisition project. The Company uses the ratio of square kilometers acquired as a percentage of the total square kilometers expected to be acquired over the primary term of the contract to recognize deferred revenues and amortize, in cost of services, the costs related to contract preparation and mobilization. The Company recognizes the costs of relocating vessels without contracts to more promising market sectors as such costs are incurred. Upon completion of acquisition contracts, the Company recognizes in earnings any demobilization fees received and expenses incurred.

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
Income Taxes
Income taxes are accounted for under the liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, including operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized (see Footnote 5 “Income Taxes”). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
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
For the years ended December 31, 2017 and 2016, unamortized debt issuance costs related to the Company’s long-term debt are reported on the Consolidated Balance Sheets as a reduction of the carrying value of the related debt, except for the unamortized debt issuance costs related to the Company’s Credit Facility which are reported in “Other Assets” on the Consolidated Balance Sheets ($0.2 million for 2017 and $1.2 million for 2016). Prior to adoption, the Company reported all unamortized debt issuance costs in “Other Assets” on the Consolidated Balance Sheets.
Comprehensive Net Loss
Comprehensive net loss as shown in the Consolidated Statements of Comprehensive Loss and the balance in Accumulated Other Comprehensive Loss as shown in the Consolidated Balance Sheets as of December 31, 2017 and 2016, consist of foreign currency translation adjustments.
Foreign Currency Gains and Losses
Assets and liabilities of the Company’s subsidiaries operating outside the United States that have a functional currency other than the U.S. dollar have been translated to U.S. dollars using the exchange rate in effect at the balance sheet date. Results of foreign operations have been translated using the average exchange rate during the periods of operation. Resulting translation adjustments have been recorded as a component of Accumulated Other Comprehensive Loss. Foreign currency transaction gains and losses are included in the Consolidated Statements of Operations in Other income as they occur. Total foreign currency transaction losses were $1.6 million, $3.3 million and $2.1 million for 2017, 2016 and 2015, respectively.
Concentration of Foreign Sales Risk
The majority of the Company’s foreign sales are denominated in U.S. dollars. For 2017, 2016 and 2015, international sales comprised 76%, 78% and 66%, respectively, of total net revenues. The significant decline in oil prices that began in the fourth quarter of 2014 have continued to impact the global market throughout 2015 and 2016.  Since 2008, global economic problems and uncertainties have generally increased in scope and nature. To the extent that world events or economic conditions negatively affect the Company’s future sales to customers in many regions of the world, as well as the collectability of the Company’s existing receivables, the Company’s future results of operations, liquidity and financial condition would be adversely affected.
(2)    Segment and Geographic Information
The Company evaluates and reviews its results based on three business segments: E&P Technology & Services, E&P Operations Optimization, and Ocean Bottom Seismic Services. The Company measures segment operating results based on income (loss) from operations.

A summary of segment information follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Net revenues:
E&P Technology & Services:
New Venture	$100,824	$27,362	$48,294
Data Library	40,016	39,989	63,326
Total multi-client revenues	140,840	67,351	111,620
Imaging Services	16,409	25,538	45,630
Total	$157,249	$92,889	$157,250
E&P Operations Optimization:
Devices	$23,610	$26,746	$36,269
Optimization Software & Services	16,695	16,756	27,994
Total	$40,305	$43,502	$64,263
Ocean Bottom Seismic Services	$—	$36,417	$—
Total	$197,554	$172,808	$221,513
Gross profit (loss):
E&P Technology & Services	$65,196	$4,708	$13,508
E&P Operations Optimization	20,076	21,745	33,995
Ocean Bottom Seismic Services	(9,633)	9,579	(39,500)
Total	$75,639	$36,032	$8,003
Gross margin:
E&P Technology & Services	41%	5%	9%
E&P Operations Optimization	50%	50%	53%
Ocean Bottom Seismic Services	—%	26%	—%
Total	38%	21%	4%
Loss from operations:
E&P Technology & Services	$42,505	$(16,446)	$(24,941)
E&P Operations Optimization	8,022	9,652	20,131
Ocean Bottom Seismic Services	(16,259)	(1,756)	(55,080)
Support and other	(42,967)	(34,621)	(40,742)
Loss from operations	(8,699)	(43,171)	(100,632)
Interest expense, net	(16,709)	(18,485)	(18,753)
Other income (expense)	(3,945)	1,350	98,275
Loss before income taxes	$(29,353)	$(60,306)	$(21,110)

	Years Ended December 31,
	2017	2016	2015
Depreciation and amortization (including multi-client data library):
E&P Technology & Services	$53,663	$44,100	$51,014
E&P Operations Optimization	1,349	1,780	2,869
Ocean Bottom Seismic Services	7,001	7,511	6,158
Support and other	1,681	1,919	2,270
Total	$63,694	$55,310	$62,311

	December 31,
	2017	2016
Total assets:
E&P Technology & Services	$156,555	$159,965
E&P Operations Optimization	74,361	76,992
Ocean Bottom Seismic Services	20,828	29,908
Support and other	49,325	46,351
Total	$301,069	$313,216

A summary of total assets by geographic area follows (in thousands):

	December 31,
	2017	2016
Total assets by geographic area:
North America	$116,598	$145,013
Europe	51,876	61,329
Middle East	70,308	72,984
Latin America	55,661	23,891
Other	6,626	9,999
Total	$301,069	$313,216
A summary of fixed assets less accumulated depreciation by geographic area as follows (in thousands):

	December 31,
	2017	2016
Total fixed assets less accumulated deprecation by geographic area:
North America	$10,609	$17,637
Europe	20,725	27,714
Middle East	20,543	21,370
Latin America	170	202
Other	106	565
Total	$52,153	$67,488

Intersegment sales are insignificant for all periods presented. Support and other assets include all assets specifically related to support personnel and operation and a majority of cash and cash equivalents. Depreciation and amortization expense is allocated to segments based upon use of the underlying assets.

A summary of net revenues by geographic area follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Net revenues by geographic area:
Latin America	$68,241	$24,090	$16,406
North America	48,120	38,005	74,634
Europe	44,930	41,674	72,577
Asia Pacific	18,896	16,226	19,135
Commonwealth of Independent States	8,222	1,929	11,008
Africa	6,837	41,417	13,182
Middle East	2,308	9,467	14,571
Total	$197,554	$172,808	$221,513
Net revenues are attributed to geographic areas on the basis of the ultimate destination of the equipment or service, if known, or the geographic area imaging services are provided. If the ultimate destination of such equipment is not known, net revenues are attributed to the geographic area of initial shipment.
(3)    Long-term Debt and Lease Obligations

	December 31,
Obligations (in thousands)	2017	2016
Senior secured second-priority lien notes (maturing December 15, 2021)	$120,569	$120,569
Senior secured third-priority lien notes (maturing May 15, 2018)	28,497	28,497
Revolving credit facility (maturing August 22, 2019)	10,000	10,000
Equipment capital leases	279	3,446
Other debt	1,382	1,415
Costs associated with issuances of debt (1)	(3,983)	(5,137)
Total	156,744	158,790
Current portion of long-term debt and lease obligations	(40,024)	(14,581)
Non-current portion of long-term debt and lease obligations	$116,720	$144,209

(1)	Represents debt issuance costs presented as a direct deduction from the carrying amount of the associated debt liability.

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

The borrowing base under the Credit Facility will increase or decrease monthly using a formula based on certain eligible receivables, eligible inventory and other amounts, including a percentage of the net orderly liquidation value of the Borrowers’ multi-client data library (not to exceed $15.0 million for the multi-client data library data component).  As of December 31, 2017, the borrowing base under the Credit Facility was $25.5 million and there was $10.0 million of indebtedness resulting in $15.5 million of undrawn borrowing base availability under the Credit Facility. The Credit Facility is scheduled to mature on August 22, 2019.
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
The Credit Facility, requires that ION and the Subsidiary Borrowers maintain a minimum fixed charge coverage ratio of 1.1 to 1.0 as of the end of each fiscal quarter during the existence of a covenant testing trigger event. The fixed charge coverage ratio is defined as the ratio of (i) ION’s EBITDA, minus unfunded capital expenditures made during the relevant period, minus distributions (including tax distributions) and dividends made during the relevant period, minus cash taxes paid during the relevant period, to (ii) certain debt payments made during the relevant period. A covenant testing trigger event occurs upon (a) the occurrence and continuance of an event of default under the Credit Facility or (b) the failure to maintain a measure of liquidity greater than (i) $7.5 million for five consecutive business days or (ii) $6.5 million on any given business day. Liquidity, as defined in the Credit Facility, is the Company’s excess availability to borrow ($15.5 million at December 31, 2017) plus the aggregate amount of unrestricted cash held by ION, the Subsidiary Borrowers and their domestic subsidiaries. At December 31, 2017, ION, the Subsidiary Borrowers and their domestic subsidiaries had unrestricted cash totaling $39.3 million and non-domestic subsidiaries had unrestricted cash totaling $12.7 million.
At December 31, 2017, the Company was in compliance with all of the covenants under the Credit Facility.
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
As of December 31, 2017, the Company was in compliance with the covenants with respect to the Third Lien Notes.
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
The indenture dated April 28, 2016 governing the Second Lien Notes (the “Second Lien Notes Indenture”) contains certain covenants that, among other things, limit or prohibit the Company’s ability and the ability of its restricted subsidiaries to take certain actions or permit certain conditions to exist during the term of the Second Lien Notes, including among other things, incurring additional indebtedness, creating liens, paying dividends and making other distributions in respect of the Company’s capital stock, redeeming the Company’s capital stock, making investments or certain other restricted payments, selling certain kinds of assets, entering into transactions with affiliates, and effecting mergers or consolidations. These and other restrictive covenants contained in the Second Lien Notes Indenture are subject to certain exceptions and qualifications. All of the Company’s subsidiaries are currently restricted subsidiaries.
As of December 31, 2017, the Company was in compliance with the covenants with respect to the Second Lien Notes.
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

A summary of future principal obligations under long-term debt and equipment capital lease obligations follows (in thousands):

Years Ended December 31,	Short-Term and Long-Term Debt	Capital Lease Obligations	Other Financing	Total
2018	$38,497	$250	$1,382	$40,129
2019	—	29	—	29
2020	—	—	—	—
2021	—	—	—	—
2022	120,569	—	—	120,569
Total	$159,066	$279	$1,382	$160,727
(4)    Net Income (Loss) per Common Share
Basic net income (loss) per common share is computed by dividing net income (loss) applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is determined based on the assumption that dilutive restricted stock and restricted stock unit awards have vested and outstanding dilutive stock options have been exercised and the aggregate proceeds were used to reacquire common stock using the average price of such common stock for the period. The total number of shares issuable under anti-dilutive options at December 31, 2017, 2016 and 2015 were 890,341, 847,635 and 560,797, respectively. All outstanding stock options for the twelve months ended December 31, 2017, 2016 and 2015 were anti-dilutive.
(5)    Income Taxes
The sources of income (loss) before income taxes are as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Domestic	$(12,487)	$(41,246)	$21,065
Foreign	(16,866)	(19,060)	(42,175)
Total	$(29,353)	$(60,306)	$(21,110)

Components of income taxes are as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Current:
Federal	$(166)	$—	$(4,715)
State and local	116	28	41
Foreign	5,494	5,574	1,274
Deferred:
Federal	(1,263)	—	2,726
Foreign	(4,157)	(1,181)	4,718
Total income tax expense	$24	$4,421	$4,044

A reconciliation of the expected income tax expense on income (loss) before income taxes using the statutory federal income tax rate of 35% for 2017, 2016 and 2015 to income tax expense follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Expected income tax expense at 35%	$(10,274)	$(21,107)	$(7,389)
Foreign tax rate differential	(2,914)	5,932	1,769
Foreign tax differences	(5,610)	(4,828)	4,104
State and local taxes	116	28	41
Nondeductible expenses	4,308	(259)	578
Change in U.S. tax rate	77,410	—	—
Expired Capital Loss	1,114	1,321	15,950
Valuation allowance:
Valuation allowance on expiring capital losses	(1,114)	(1,321)	(15,950)
Valuation allowance on operations	(63,012)	24,655	4,941
Total income tax expense	$24	$4,421	$4,044
As a result of passage of the Tax Cut and Jobs Act (the “Act”) on December 22, 2017, the Company’s U.S. deferred tax assets, liabilities, and associated valuation allowance as of December 31, 2017 have been re-measured at the new U.S. federal tax rate of 21%. The tax effects of the cumulative temporary differences resulting in the net deferred income tax asset (liability) are as follows (in thousands):

	December 31,
	2017	2016
Non-current deferred:
Deferred income tax assets:
Accrued expenses	$1,976	$2,994
Allowance Accounts	2,960	4,861
Net operating loss carryforward	87,705	98,896
Capital loss carryforward	—	1,114
Equity method investment	35,292	58,820
Original issue discount	9,624	17,924
Basis in identified intangibles	9,408	15,286
Tax credit carryforwards	6,929	7,051
Contingency accrual	788	—
Other	4,035	10,755
Total non-current deferred income tax asset	158,717	217,701
Valuation allowance	(153,463)	(217,589)
Net non-current deferred income tax asset	5,254	112
Deferred income tax liabilities:
Other	—	(1,240)
Unbilled receivables	(3,501)	(1,908)
Basis in property, plant and equipment	—	(531)
Total net non-current deferred income tax asset (liability)	$1,753	$(3,567)
During 2013, the Company established a valuation allowance on the substantial majority of U.S. net deferred tax assets due to the significant charges taken during the year and the related inability to rely on projections of future income. As of December 31, 2017, the Company has a valuation allowance on substantially all net U.S. deferred tax assets. The valuation allowance was released in 2017 with respect to refundable U.S. alternative minimum tax (“AMT”) credits that will be realized as a result of provisions in the Act. The valuation allowance was calculated in accordance with the provisions of ASC 740-10, “Accounting for Income Taxes,” which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. The Company will continue to record a valuation allowance for the substantial majority of its deferred tax assets until there is sufficient evidence to warrant reversal.

At December 31, 2017, the Company had U.S. net operating loss carryforwards of approximately $238.0 million, expiring in 2034, and net operating loss carryforwards outside of the U.S. of approximately $134.7 million, the majority of which expire beyond 2025.
As of December 31, 2017, the Company has approximately $0.4 million of unrecognized tax benefits and does not expect to recognize any significant increases in unrecognized tax benefits during the next twelve-month period. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. During 2017, 2016 and 2015, the aggregate changes in the Company’s total gross amount of unrecognized tax benefits are summarized as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Beginning balance	$1,299	$1,250	$1,957
Increases in unrecognized tax benefits – current year positions	59	49	75
Decreases in unrecognized tax benefits – prior year position	(911)	—	(782)
Ending balance	$447	$1,299	$1,250
The Company’s U.S. federal tax returns for 2014 and subsequent years remain subject to examination by tax authorities. In the Company’s foreign tax jurisdictions, tax returns for 2013 and subsequent years generally remain open to examination.
As of December 31, 2017, the Company considered the outside book-over-tax basis difference in its foreign subsidiaries to be in the amount of approximately $92.2 million. United States income taxes have not been provided on this basis difference as it is the Company’s intention to reinvest the undistributed earnings of its foreign subsidiaries to the extent they cannot be remitted to the United States without incurring incremental tax as provided in the Act. Additionally, the Company had no impact in the U.S. with respect to the one-time deemed repatriation of net foreign subsidiary earnings under the Act, as a result of the allocation of foreign subsidiary deficits against positive earnings.

(6)    Legal Matters
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
The trial began in July 2012. A verdict was returned by the jury in August 2012, finding that the Company infringed the claims contained in the four patents by supplying its DigiFIN, lateral streamer control units and the related software from the United States and awarded WesternGeco the sum of $105.9 million in damages, consisting of $12.5 million in reasonable royalty and $93.4 million in lost profits.
In June 2013, the presiding judge entered a Memorandum and Order, denying the Company’s post-verdict motions that challenged the jury’s infringement findings and the damages amount. In the Memorandum and Order, the judge also stated that WesternGeco was entitled to be awarded supplemental damages for the additional DigiFIN units that were supplied from the United States before and after trial that were not included in the jury verdict due to the timing of the trial. In October 2013, the judge entered another Memorandum and Order, ruling on the number of DigiFIN units that were subject to supplemental damages and also ruling that the supplemental damages applicable to the additional units were to be calculated by adding together the jury’s previous reasonable royalty and lost profits damages awards per unit, resulting in supplemental damages of $73.1 million.
In April 2014, the judge entered another Order, ruling that lost profits should not have been included in the calculation of supplemental damages in the October 2013 Memorandum and Order and reducing the supplemental damages award in the case from $73.1 million to $9.4 million. In the Order, the judge also further reduced the damages awarded in the case by $3.0 million to reflect a settlement and license that WesternGeco entered into with a customer of the Company that had purchased and used DigiFIN units that were also included in the damage amounts awarded against the Company.
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

The Company and WesternGeco each appealed the Final Judgment to the United States Court of Appeals for the Federal Circuit in Washington, D.C. (the “Court of Appeals”). On July 2, 2015, the Court of Appeals reversed in part the Final Judgment of the District Court, holding the District Court erred by including lost profits in the Final Judgment. Lost profits were $93.4 million and prejudgment interest on the lost profits was approximately $10.9 million of the $123.8 million Final Judgment. Pre-judgment interest on the lost profits portion will be treated in the same way as the lost profits. Post-judgment interest will likewise be treated in the same fashion. On July 29, 2015, WesternGeco filed a petition for rehearing en banc before the Court of Appeals. On October 30, 2015, the Court of Appeals denied WesternGeco’s petition for rehearing en banc.
As previously disclosed, we had previously taken a loss contingency accrual of $123.8 million. As a result of the reversal by the Court of Appeals, as of June 30, 2015, we reduced our loss contingency accrual to $22.0 million.
On February 26, 2016, WesternGeco filed a petition for writ of certiorari by the Supreme Court. The Company filed its response on April 27, 2016. Subsequently, on June 20, 2016, the Supreme Court vacated the Court of Appeals’ ruling although it did not address the lost profits question at that time. Rather, in light of the changes in case law regarding the standard of proof for willfulness in the Halo and Stryker cases, the Supreme Court indicated that the case should be remanded to the Court of Appeals for a determination of whether or not the willfulness determination by the District Court was appropriate.
On October 14, 2016, the Court of Appeals issued a mandate returning the case to the District Court for consideration of whether or not additional damages for willfulness we appropriate. On March 14, 2017, the District Court held a hearing on whether or not additional damages for willfulness would be payable. The Judge found that ION’s infringement was willful, based on his perception that ION did not adequately investigate the scope of the patent, and ION’s conduct during trial. However, in his ruling at the hearing, he limited enhanced damages to $5.0 million because it was a “close case,” there was no evidence of copying, and ION was simply acting as a competitor in a capitalist marketplace. The District Court also ordered the appeal bond to be released and discharged. The Court’s findings and ruling were memorialized in an order issued on May 16, 2017. On June 30, 2017, WesternGeco and the Company jointly agreed that neither party would appeal the District Court's award of $5.0 million in enhanced damages. The parties also agreed that the $5.0 million would be paid over the course of 12 months with $1.25 million being paid in two installments of $0.625 million in 2017 and the remaining $3.75 million being paid in three quarterly payments of $1.25 million beginning January 1, 2018. This agreement was memorialized by the court in an order issued on July 26, 2017.
WesternGeco filed a second petition for writ of certiorari in the U.S. Supreme Court on February 17, 2017, appealing the lost profits issue again. The Company filed its response to WesternGeco’s second attempt to appeal to the Supreme Court the lost profits issue, raising both the substantive matters the Company addressed by opposing WesternGeco’s first petition, and also raising a procedural argument that WesternGeco cannot raise the same issue for a second time in a second petition for certiorari. On May 30, 2017, the Supreme Court called for the views of the U.S. Solicitor General regarding whether or not to grant certiorari. The Company and WesternGeco each met with the Solicitor General’s office in late July, 2017.  On December 6, 2017, the Solicitor General filed its brief, and took the position that the Supreme Court ought to grant certiorari. On January 12, 2018, the Supreme Court granted certiorari as to whether the Court of Appeals erred in holding that lost profits arising from use of prohibited combinations occurring outside of the United States are categorically unavailable in cases where patent infringement is proven under 35 U.S.C. § 271(f)(2) (the specific statute under which the Company was ultimately held to have infringed WesternGeco’s patents and which the District Court and the Federal Circuit relied in entering their final rulings). The Company will argue to the Supreme Court that the decision of the Court of Appeals that eliminated lost profits ought to be upheld. We anticipate oral arguments will take place in April of 2018 and that the Supreme Court will issue a decision by the end of June of 2018.
At the Court of Appeals the Company presented multiple arguments as to why the District Court’s award of lost profits was improper. The lost profits damages awarded by the District Court were based on the use of the Company’s products by our customers outside of the United States. The Company argued at the Court of Appeals that, as a matter of law, WesternGeco cannot recoup lost profits for the overseas use of our products. The Company also argued that, under the jury instructions given in our case, WesternGeco would need to have been a direct competitor of the Company’s in the survey markets to recoup lost profits, and that the jury was required to find that WesternGeco and ION were direct competitors. Because the Court of Appeals ruled in our favor on the first argument, and overturned the award of lost profits on that basis, the Court of Appeals did not rule on our “direct competitor” argument. If the Supreme Court overturns the Court of Appeals’ decision that lost profits cannot be awarded to WesternGeco because the subsequent use of the apparatus was overseas, the case will be remanded back to the Court of Appeals, at which time the Company will present our second argument (that lost profits should not be awarded to WesternGeco because they were not our direct competitor).
Other proceedings may have an impact on WesternGeco’s ability to recover lost profits damages even if WesternGeco prevails in the Supreme Court, and even if the Company does not prevail on the “direct competitor” argument in the Court of Appeals. The Company was a party to a challenge to the validity of several of WesternGeco’s patent claims by means of an Inter Partes Review (“IPR”) with the Patent Trial and Appeal Board (“PTAB”). While the above-described lawsuit was pending on appeal, the PTAB invalidated four of the six patent claims that formed the basis for the jury verdict in the lawsuit.

WesternGeco appealed that decision to the Court of Appeals, which heard our and WesternGeco’s arguments on January 23, 2018. If the Court of Appeals affirms the PTAB’s invalidation of the patents, that may provide a separate ground for reducing or vacating any lost-profits award in the lawsuit. We expect the Court of Appeals to rule on the PTAB issue late in first quarter of 2018 or in the second quarter of 2018.
The Company may not ultimately prevail in any of the appeals processes noted above and we could be required to pay some or all of the lost profits that were awarded by the District Court. Our assessment that we do not have a loss contingency may change in the future due to developments at the Supreme Court, Court of Appeals, or District Court, and other events, such as changes in applicable law, and such reassessment could lead to the determination that a loss contingency is probable, which could have a material effect on our business, financial condition and results of operations. The Company’s assessments disclosed in this Annual Report on Form 10-K or elsewhere are based on currently available information and involve elements of judgment and significant uncertainties. Actual losses may equal or be considerably less than the lost profits awarded by the District Court. The Company does not anticipate that any losses from the date hereof would exceed the lost profits awarded by the District Court (except for the potential imposition of pre and post-judgment interest).
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
(7)    Other Income
A summary of other income follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Reduction of (accrual for) loss contingency related to legal proceedings (Footnote 6)	$(5,000)	$1,168	$101,978
Recovery of INOVA bad debts	844	3,983	—
Loss on bond exchange	—	(2,182)	—
Other income	211	(1,619)	(3,703)
Total other income (loss)	$(3,945)	$1,350	$98,275

(8)    Details of Selected Balance Sheet Accounts
Accounts Receivable

A summary of accounts receivable follows (in thousands):	December 31,
	2017	2016
Accounts receivable, principally trade	$20,050	$22,214
Less allowance for doubtful accounts	(572)	(1,444)
Accounts receivable, net	$19,478	$20,770

Inventories

A summary of inventories follows (in thousands):	December 31,
	2017	2016
Raw materials and purchased subassemblies	$20,448	$21,454
Work-in-process	1,146	2,255
Finished goods	7,953	6,581
Reserve for excess and obsolete inventories	(15,039)	(15,049)
Total	$14,508	$15,241
Property, Plant, Equipment and Seismic Rental Equipment
A summary of property, plant, equipment and seismic rental equipment follows (in thousands):

	December 31,
	2017	2016
Buildings	$15,822	$17,424
Machinery and equipment	145,654	157,618
Seismic rental equipment	1,677	1,557
Furniture and fixtures	3,869	3,905
Other	28,965	30,049
Total	195,987	210,553
Less accumulated depreciation	(143,834)	(143,065)
Property, plant, equipment and seismic rental equipment, net	$52,153	$67,488
Total depreciation expense, including amortization of assets recorded under capital leases, for 2017, 2016 and 2015 was $15.2 million, $20.3 million and $24.6 million, respectively.
Intangible Assets

A summary of intangible assets, net, follows (in thousands):	December 31, 2017
	Gross Amount	Accumulated Amortization	Net
Customer relationships	$34,400	$(32,734)	$1,666
Total	$34,400	$(32,734)	$1,666

	December 31, 2016
	Gross Amount	Accumulated Amortization	Net
Customer relationships	$36,934	$(33,831)	$3,103
Total	$36,934	$(33,831)	$3,103
Total amortization expense for intangible assets for 2017, 2016 and 2015 was $1.4 million, $1.7 million and $1.9 million, respectively. A summary of the estimated amortization expense for the next three years follows (in thousands):

Years Ended December 31,
2018	$1,169
2019	$497

Accrued Expenses

A summary of accrued expenses follows (in thousands):	December 31,
	2017	2016
Compensation, including compensation-related taxes and commissions	$19,809	$14,935
Accrued multi-client data library acquisition costs	5,104	567
Income tax payable	1,868	1,306
Accrual for legal proceedings (Footnote 6)	3,750	—
Other	8,166	9,432
Total	$38,697	$26,240
Other Long-term Liabilities

A summary of other long-term liabilities follows (in thousands):	December 31,
	2017	2016
Deferred lease liabilities	12,811	13,955
Facility restructuring accrual	—	1,765
Deferred income tax liability	—	3,679
Other	1,115	1,128
Total	$13,926	$20,527
(9)    Goodwill
On December 31, 2017, the Company completed the annual reviews of the carrying value of goodwill in its E&P Technology & Services and Optimization Software & Services reporting units and noted no impairments. The qualitative assessment concluded it was more likely than not that the fair values of the Company’s E&P Technology & Services, and Optimization Software & Services reporting units exceeded their carrying values.
The following is a summary of the changes in the carrying amount of goodwill for the years ended December 31, 2017 and 2016 (in thousands):

	E&P Technology & Services	Optimization Software & Services	Total
Balance at January 1, 2016	$2,943	$23,331	$26,274
Impact of foreign currency translation adjustments	—	(4,066)	(4,066)
Balance at December 31, 2016	2,943	19,265	22,208
Impact of foreign currency translation adjustments	—	1,881	1,881
Balance at December 31, 2017	$2,943	$21,146	$24,089
(10)    Stockholders' Equity and Stock-based Compensation
Stock Option Plans
The Company has adopted stock option plans for eligible employees, directors and consultants, which provide for the granting of options to purchase shares of common stock. The options under these plans generally vest in equal annual installments over a four-year period and have a term of ten years. These options are typically granted with an exercise price per share equal to or greater than the current market price and, upon exercise, are issued from the Company’s unissued common shares. In August 2006, the Compensation Committee (“Committee”) of the Board of Directors (“Board”) of the Company approved fixed pre-established quarterly grant dates for all future grants of options.
At-The-Market Equity Offering Program

On December 22, 2016 the Company announced that it had filed a prospectus supplement under which it may sell up to $20.0 million of its common stock through an "at-the-market" equity offering program (the "ATM Program"). The Company intended to use the net proceeds from sales under the ATM Program for general corporate purposes. The timing of any sales depended on a variety of factors to be determined by the Company. Effective May 2, 2017, the Company terminated and canceled the ATM Program.  No shares were sold pursuant to the ATM Program and the Company has no further obligations thereunder.
Stock Repurchase Program
On November 4, 2015, the Company’s board of directors approved a stock repurchase program authorizing a Company stock repurchase, from time to time from November 10, 2015 through November 10, 2017, up to $25 million in shares of the Company’s outstanding common stock. The stock repurchase program was implemented through open market repurchases or privately negotiated transactions, at management’s discretion. The actual timing, number and value of shares repurchased under the program was determined by management at its discretion and depended on a number of factors including the market price of the shares of our common stock and general market and economic conditions, applicable legal requirements and compliance with the terms of the Company’s outstanding indebtedness. The repurchase program did not obligate the Company to acquire any particular amount of common stock and could be modified or suspended at any time and could be terminated prior to completion. As of December 31, 2016, the Company was authorized to repurchase up to $25 million through November 10, 2017 and had repurchased $3 million or 451,792 shares of its common stock under the repurchase program at an average price per share of $6.41. The program expired November 10, 2017.
Transactions under the stock option plans are summarized as follows:

	Option Price per Share	Outstanding	Vested	Available for Grant
January 1, 2015	$37.05-245.85	599,069	358,390	183,468
Granted	34.20	53,328	—	(53,328)
Vested	—	—	79,779	—
Cancelled/forfeited	37.05-231.45	(91,600)	(53,864)	12,358
Restricted stock granted out of option plans	—	—	—	(45,652)
Restricted stock forfeited or cancelled for employee minimum income taxes and returned to the plans	—	—	—	157
December 31, 2015	34.20-245.85	560,797	384,305	97,003
Increase in shares authorized	—	—	—	1,150,940
Granted	3.10	415,000	—	(415,000)
Vested	—	—	67,480	—
Cancelled/forfeited	3.10-245.85	(128,162)	(103,432)	18,895
Restricted stock granted out of option plans	—	—	—	(259,300)
Restricted stock forfeited or cancelled for employee minimum income taxes and returned to the plans	—	—	—	7,182
December 31, 2016	3.10-245.85	847,635	348,353	599,720
Granted	13.15	156,000	—	(156,000)
Vested	—	—	149,537	—
Exercised	3.10	(15,000)	(15,000)	—
Cancelled/forfeited	3.10-245.85	(98,294)	(47,612)	82,118
Restricted stock granted out of option plans	—	—	—	(59,500)
Restricted stock forfeited or cancelled for employee minimum income taxes and returned to the plans	—	—	—	22,065
December 31, 2017	$3.10-$245.85	890,341	435,278	488,403

Stock options outstanding at December 31, 2017 are summarized as follows:

Option Price per Share	Outstanding	Weighted Average Exercise Price of Outstanding Options	Weighted Average Remaining Contract Life	Vested	Weighted Average Exercise Price of Vested Options
$3.10 - $57.90	641,030	$15.17	7.1 years	202,312	$29.89
$61.05 - $71.85	76,963	$62.14	5.8 years	60,618	$62.43
$81.60 - $99.60	115,742	$88.79	4.4 years	115,742	$88.79
$106.05 - $245.85	56,606	$131.16	2.7 years	56,606	$131.16
Totals	890,341	$36.17	6.4 years	435,278	$63.25
Additional information related to the Company’s stock options follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (000’s)
Total outstanding at January 1, 2017	847,635	$46.21		6.1 years	$1,175
Options granted	156,000	$13.15	$8.10
Options exercised	(15,000)	$3.10
Options cancelled	(50,682)	$7.32
Options forfeited	(47,612)	$180.52
Total outstanding at December 31, 2017	890,341	$36.17		6.4 years	$6,774
Options exercisable and vested at December 31, 2017	435,278	$63.25		5.4 years	$1,436
The total intrinsic value of options exercised during 2017, 2016 and 2015 was less than $0.1 million, $0.1 million and $0.1 million, respectively. Cash received from option exercises under all share-based payment arrangements for 2017 was less than $0.1 million and during 2016 and 2015 there was no cash received. The weighted average grant date fair value for stock option awards granted during 2017, 2016 and 2015 was $8.10, $2.04 and $16.65 per share, respectively.
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
The status of the Company’s restricted stock and restricted stock unit awards for 2017 follows:

Number of Shares/Units
Total nonvested at January 1, 2017	285,308
Granted	59,500
Vested	(115,577)
Forfeited	(27,529)
Total nonvested at December 31, 2017	201,702
At December 31, 2017, the intrinsic value of restricted stock and restricted stock unit awards was approximately $4.0 million. The weighted average grant date fair value for restricted stock and restricted stock unit awards granted during 2017, 2016 and 2015 was $11.36, $3.81 and $34.20 per share, respectively. The total fair value of shares vested during 2017, 2016 and 2015 was $0.6 million, $0.2 million and $0.6 million, respectively.

Employee Stock Purchase Plan
Effective February, 2016, the Company suspended its Employee Stock Purchase Plan (“ESPP”) that had been in place since June 2010. The ESPP allowed all eligible employees to authorize payroll deductions at a rate of 1% to 10% of base compensation (or a fixed amount per pay period) for the purchase of the Company’s common stock. Each participant was limited to purchase no more than 33 shares per offering period or 66 shares annually. Additionally, no participant could purchase shares in any calendar year that exceeded $10,000 in fair market value based on the fair market value of the stock on the offering commencement date. The purchase price of the common stock was the lesser of 85% of the closing price on the first day of the applicable offering period (or most recently preceding trading day) or 85% of the closing price on the last day of the offering period (or most recently preceding trading day). Each offering period was six months and commenced on February 1 and August 1 of each year. The ESPP was considered a compensatory plan under ASC 718, and the Company recorded compensation expense of approximately $0.1 million and $0.2 million during 2016 and 2015, respectively. The expense represents the estimated fair value of the look-back purchase option. The fair value was determined using the Black-Scholes option pricing model and was recognized over the purchase period.
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
On December 13, 2017, the Compensation Committee (the “Committee”) of the Board of Directors (the “Board”) of the Company authorized and approved the acceleration of the vesting date to December 13, 2017 for the second tranche of the Company’s outstanding SARs, which were issued on March 1, 2016. The second tranche of the SARs awards was originally scheduled to vest on March 1, 2018. The vesting of the second tranche of the SARs awards was accelerated to facilitate the exercise by the SARs participants, if they so choose, of a larger portion of the SARs awards prior to year-end, as such an exercise would minimize the potential cash flow impact of any such exercise in the first quarter of 2018, would mitigate the ongoing mark to market accounting requirements for cash-settled SARs, and would afford the SARs participants liquidity to invest in common stock of the Company to further align their interests with those of the Company’s stockholders. Participants exercised 663,330 SARs awards at a $9.95 gain per share.
Pursuant to ASC 718, the SARs are considered liability awards and as such, these amounts are accrued in the liability section of the balance sheet. The Company calculated the fair value of each SAR award as of December 31, 2017 using a Monte Carlo simulation model. The following assumptions were used:

December 31, 2017
Risk-free interest rates	2.36%
Expected lives (in years)	1.25
Expected dividend yield	—%
Expected volatility	77.8%

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
Additionally, as of December 31, 2017, the Company had 9,333 SAR awards outstanding to one individual with an exercise price of $45.00.
The Company recorded $6.6 million of share-based compensation expense during 2017, $0.5 million during 2016 and less than $0.1 million in 2015, related to employee SARs.
Additional information related to the Company's SARs follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (000’s)
Total outstanding at January 1, 2015	9,333	$45.00		2.9 years	$—
SARs granted	207,199	$34.20	$9.94
Total outstanding at December 31, 2015	216,532	$34.67
SARs granted	1,210,000	$3.10	$17.55
SARs cancelled	(10,399)	$34.20
Total outstanding at December 31, 2016	1,416,133	$7.70
SARs exercised	(713,330)	$3.10
SARs cancelled	(136,939)	$7.70
Total outstanding at December 31, 2017	565,864	$13.49		7.2 years	$6,327
SARs exercisable and vested at December 31, 2017	44,332	$11.92		7.2 years	$583
Valuation Assumptions
The Company calculated the fair value of each stock option on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

	Years Ended December 31,
	2017	2016	2015
Risk-free interest rates	2.14%	1.3%	1.38%
Expected lives (in years)	5.0	5.5	4.5
Expected dividend yield	—%	—%	—%
Expected volatility	74.41%	78.76%	59.32%

The computation of expected volatility during 2017, 2016 and 2015 was based on an equally weighted combination of historical volatility and market-based implied volatility. Historical volatility was calculated from historical data for a period of time approximately equal to the expected term of the option award, starting from the date of grant. Market-based implied volatility was derived from traded options on the Company’s common stock having a term of six months. The Company’s computation of expected life in 2017, 2016 and 2015 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.
Stock-based Compensation Expense
The following tables summarizes stock-based compensation expense for the years ended December 31, 2017, 2016 and 2015 as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Stock-based compensation expense	$2,552	$3,267	$5,486
Tax benefit related thereto	(862)	(1,168)	(1,826)
Stock-based compensation expense, net of tax	$1,690	$2,099	$3,660

	Years Ended December 31,
	2017	2016	2015
Stock appreciation rights expense	$6,611	$547	$(54)
Tax benefit related thereto	(2,314)	(191)	19
Stock appreciation rights expense, net of tax	$4,297	$356	$(35)
Equity Investment Program
To encourage the Company’s executive officers and other key employees to purchase common stock of the Company and further align their interests with those of the Company’s stockholders, the Board authorized and approved an equity investment program (the “Program”) pursuant to which certain of the executive officers and other key employees of the Company are permitted, but not obligated, to purchase unregistered shares of common stock of the Company directly from the Company at market prices. In connection with any such purchases, the Committee authorized and approved, on December 13, 2017, a grant by the Company to such purchasing executive officers and key employees of a certain number of shares of restricted stock. On December 13, 2017, the Committee also authorized and approved to grant to certain executive officers and key employees a certain number of shares of restricted stock in connection with certain purchases of shares of the Company’s common stock in the open market.
Specifically, for each five (5) shares directly purchased from the Company or in the open market during a defined period (to expire no later than December 31, 2017), the Company will issue one (1) share of restricted stock, subject to certain limitations as to the total number of restricted shares to be issued by the Company. Provided that an executive officer or key employee remains employed with the Company until March 1, 2018, the restricted stock will be granted as of March 1, 2018, will vest in full on the date that is 90 days after the grant date and will be subject to the other terms and conditions of the Company’s form of restricted stock agreement and the Company’s 2013 Long-Term Incentive Plan. The Company sold, in a private placement under Section 4(a)(2) of the Securities Act of 1933, as amended on December 14, 2017, 120,567 shares of Company common stock at $13.05 per share (the closing price of the Company’s common stock on the NYSE on such date) and executive officers and other key employees purchased 219,346 shares in the open market.

(11)    Supplemental Cash Flow Information and Non-Cash Activity
Supplemental disclosure of cash flow information follows (in thousands):

	Years Ended December 31,
	2017	2016		2015
Cash paid during the period for:
Interest	$14,181	$15,691		$15,441
Income taxes	7,030	4,474		8,163
Non-cash items from investing and financing activities:
Purchase of computer equipment financed through capital leases	—	—		1,178
Leasehold improvement paid by landlord	—	955		—
Issuance of stock in bond exchange	—	10,741		—
Transfer of inventory to property, plant and equipment	—	17,662	(a)	15,936	(b)
Investment in multi-client data library financed through trade payables	9,059	—		8,939

(a)
This transfer of $17.7 million of inventory to property, plant, equipment and seismic rental equipment in December 2016, relates to ocean bottom seismic equipment manufactured by the Company to be deployed in the acquisition of ocean bottom seismic data.

(b)
This transfer of inventory to property, plant, equipment and seismic rental equipment relates to ocean bottom seismic equipment manufactured by the Company to be deployed in the acquisition of ocean bottom seismic data. During the twelve months ended December 31, 2015, the Company purchased approximately $19.2 million of property, plant, equipment and seismic rental equipment, including approximately $15.3 million related to the manufacture of ocean bottom seismic equipment that will be used by the Ocean Bottom Seismic Services segment.

(12)    Operating Leases
Lessee. The Company leases certain equipment, offices and warehouse space under non-cancelable operating leases. Rental expense was $11.4 million, $11.3 million and $11.8 million for 2017, 2016 and 2015, respectively.
A summary of future rental commitments over the next five years under non-cancelable operating leases follows (in thousands):

Years Ending December 31,
2018	$10,334
2019	9,812
2020	9,480
2021	9,435
2022	9,251
Total	$48,312

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
The carrying amounts of the Company’s long-term debt as of December 31, 2017 and 2016 were $160.7 million and $163.9 million, respectively, compared to its fair values of $158.2 million and $114.8 million as of December 31, 2017 and 2016, respectively. The fair value of the long-term debt was calculated using Level 1 inputs, including an active market price.

(14)    Benefit Plans
The Company has a 401(k) retirement savings plan, which covers substantially all employees. Employees may voluntarily contribute up to 60% of their compensation, as defined, to the plan. Effective June 1, 2000, the Company adopted a company matching contribution to the 401(k) plan. The Company matched the employee contribution at a rate of 50% of the first 6% of compensation contributed to the plan. Company contributions to the plans were $0.8 million, $0.8 million and $1.4 million, during 2017, 2016 and 2015, respectively.
(15)    Selected Quarterly Information — (Unaudited)
A summary of selected quarterly information follows (in thousands, except per share amounts):

	Three Months Ended
Year Ended December 31, 2017	March 31	June 30	September 30	December 31
Service revenues	$23,828	$34,454	$52,615	$48,513
Product revenues	8,728	11,547	8,480	9,389
Total net revenues	32,556	46,001	61,095	57,902
Gross profit	6,101	15,618	30,109	23,811
Income (loss) from operations	(13,912)	(3,572)	9,936	(1,151)
Interest expense, net	(4,464)	(4,241)	(3,959)	(4,045)
Other income (expense)	(5,068)	192	722	209
Income tax expense (benefit)	(418)	2,402	1,686	(3,646)
Net (income) loss attributable to noncontrolling interests	(316)	(418)	(78)	(53)
Net income (loss) applicable to ION	$(23,342)	$(10,441)	$4,935	$(1,394)
Net income (loss) per share:
Basic	$(1.98)	$(0.88)	$0.42	$(0.12)
Diluted	$(1.98)	$(0.88)	$0.41	$(0.12)

	Three Months Ended
Year Ended December 31, 2016	March 31	June 30	September 30	December 31
Service revenues	$13,156	$25,430	$65,914	$26,140
Product revenues	9,509	10,722	12,708	9,229
Total net revenues	22,665	36,152	78,622	35,369
Gross profit (loss)	(8,930)	4,853	31,765	8,344
Income (loss) from operations	(30,129)	(16,588)	11,864	(8,318)
Interest expense, net	(4,734)	(4,702)	(4,607)	(4,442)
Other income (expense)	120	(1,717)	(2,027)	4,974
Income tax expense (benefit)	293	2,256	3,316	(1,444)
Net (income) loss attributable to noncontrolling interests	22	(79)	(215)	(149)
Net income (loss) applicable to ION	$(35,014)	$(25,342)	$1,699	$(6,491)
Net income (loss) per share:
Basic	$(3.30)	$(2.22)	$0.14	$(0.55)
Diluted	$(3.30)	$(2.22)	$0.14	$(0.55)
(16)    Certain Relationships and Related Party Transactions
For 2017, 2016 and 2015, the Company recorded revenues from BGP of $4.4 million, $3.6 million and $6.3 million, respectively. Receivables due from BGP were $0.6 million and $0.4 million at December 31, 2017 and 2016, respectively. BGP owned approximately 13.0% of the Company’s outstanding common stock as of December 31, 2017.
Mr. James M. Lapeyre, Jr. is the Chairman of the Board on ION’s board of directors and a significant equity owner of Laitram, L.L.C. (Laitram), and he has served as president of Laitram and its predecessors since 1989. Laitram is a privately-owned, New Orleans-based manufacturer of food processing equipment and modular conveyor belts. Mr. Lapeyre and Laitram together owned approximately 10.2% of the Company’s outstanding common stock as of December 31, 2017.

The Company acquired DigiCourse, Inc., the Company’s marine positioning products business, from Laitram in 1998. In connection with that acquisition, the Company entered into a Continued Services Agreement with Laitram under which Laitram agreed to provide the Company certain bookkeeping, software, manufacturing and maintenance services. Manufacturing services consist primarily of machining of parts for the Company’s marine positioning systems. The term of this agreement expired in September 2001 but the Company continues to operate under its terms. In addition, from time to time, when the Company has requested, the legal staff of Laitram has advised the Company on certain intellectual property matters with regard to the Company’s marine positioning systems. During 2017, the Company paid Laitram and its affiliates $0.2 million which consisted of manufacturing services and reimbursement of costs. During 2016 and 2015 the Company paid less than $0.1 million in each year for reimbursement for costs related to providing administrative and other back-office support services in connection with the Company’s Louisiana marine operations. In addition, the Company is currently subleasing approximately 4,100 square feet of office space to Laitram. In the opinion of the Company’s management, the terms of these services are fair and reasonable and as favorable to the Company as those that could have been obtained from unrelated third parties at the time of their performance.
In July 2013, the Company agreed to lend up to $10.0 million to INOVA Geophysical, and received a promissory note issued by INOVA Geophysical to the order of the Company, which was scheduled to mature on September 30, 2013. INOVA Geophysical has repaid a total of $6.0 million, of which $4.0 million remained outstanding at December 31, 2017. INOVA has advised the Company that it is not currently able to repay the outstanding amount. In December 2014, the Company wrote down the book value of this receivable to zero.
(17)    Cost Reduction Initiatives and Other Charges
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
2015 Cost Reduction Initiatives
During 2015, the Company implemented additional savings initiatives by (i) centralizing the Company’s global data processing capabilities to two core geographical hubs in the U.S. and the U.K., (ii) reducing the Company’s marine repair infrastructure to two locations in the U.S. and U.A.E., (iii) making further reductions in personnel across all of the Company’s segments that, combined with reductions starting in December 2014 and reduced the Company’s full-time employee base by approximately 50%. During 2015, the Company recognized the following pre-tax charges and credits (in thousands):

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
(18)     Recent Accounting Pronouncements
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
In December 2016, the FASB issued amendments to ASC 606, “Revenue from Contracts with Customers”. The amendments allow entities not to make quantitative disclosures about remaining performance obligations in certain cases and require entities that use any of the new or previously existing optional exemptions to expand their qualitative disclosures. It also makes additional technical corrections and improvements to the new revenue standard. The guidance will be effective with the same date and transition requirements as those in ASC 606.
The Company will use the modified retrospective adoption method and has concluded that the adoption of ASC 606 will not have a material impact on its consolidated balance sheets or consolidated statement of operations for any of its reporting segments. The Company adopted this ASU on January 1, 2018, and will disclose additional quantitative and qualitative information regarding revenue and cash flows generated from its contracts with customers.
In February 2016, the FASB issued ASU 2016-2, “Leases (Topic 842)” which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The guidance will be effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted. The Company will adopt ASU 2016-2 on January 1, 2019, and estimates this ASU will have a material impact related to its facility operating leases on its consolidated balance sheet.
In November 2016 the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230), Restricted Cash (a consensus of the FASB Emerging Issues Task Force) (ASU 2016-18)”, that will require entities to show changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one-line item on the balance sheet, a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet is required. The guidance will be effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted. The Company adopted ASU 2016-18 on January 1, 2018 and has concluded that this ASU will not have a material impact its consolidated balance sheet or consolidated statement of operations.
(19)     Condensed Consolidating Financial Information
The notes were issued by ION Geophysical Corporation, and are guaranteed by the Company’s current material U.S. subsidiaries: GX Technology Corporation, ION Exploration Products (U.S.A.), Inc. and I/O Marine Systems, Inc. (“the Guarantors”), which are 100-percent-owned subsidiaries. The Guarantors have fully and unconditionally guaranteed the payment obligations of ION Geophysical Corporation with respect to these debt securities. The following condensed consolidating financial information presents the results of operations, financial position and cash flows for:

•	ION Geophysical Corporation and the guarantor subsidiaries (in each case, reflecting investments in subsidiaries utilizing the equity method of accounting).

•	All other nonguarantor subsidiaries.

•	The consolidating adjustments necessary to present ION Geophysical Corporation’s results on a consolidated basis.
This condensed consolidating financial information should be read in conjunction with the accompanying consolidated financial statements and notes.

	December 31, 2017
Balance Sheet	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$39,344	$—	$12,712	$—	$52,056
Accounts receivable, net	50	9,374	10,054	—	19,478
Unbilled receivables	—	16,666	20,638	—	37,304
Inventories	—	8,686	5,822	—	14,508
Prepaid expenses and other current assets	2,427	769	4,447	—	7,643
Total current assets	41,821	35,495	53,673	—	130,989
Deferred income tax asset	1,264	—	489	—	1,753
Property, plant, equipment and seismic rental equipment, net	511	7,170	44,472	—	52,153
Multi-client data library, net	—	62,438	26,862	—	89,300
Investment in subsidiaries	693,679	321,934	—	(1,015,613)	—
Goodwill	—	—	24,089	—	24,089
Intangible assets, net	—	1,666	—	—	1,666
Intercompany receivables	—	132,184	90,227	(222,411)	—
Other assets	686	145	288	—	1,119
Total assets	$737,961	$561,032	$240,100	$(1,238,024)	$301,069
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$39,774	$250	$—	$—	$40,024
Accounts payable	1,774	20,982	2,195	—	24,951
Accrued expenses	12,284	15,601	10,812	—	38,697
Accrued multi-client data library royalties	—	26,824	211	—	27,035
Deferred revenue	—	3,201	5,709	—	8,910
Total current liabilities	53,832	66,858	18,927	—	139,617
Long-term debt, net of current maturities	116,691	29	—	—	116,720
Intercompany payables	537,417	—	—	(537,417)	—
Other long-term liabilities	454	6,084	7,388	—	13,926
Total liabilities	708,394	72,971	26,315	(537,417)	270,263
Equity:
Common stock	120	290,460	49,394	(339,854)	120
Additional paid-in capital	903,247	180,701	202,290	(382,991)	903,247
Accumulated earnings (deficit)	(854,921)	248,770	59,307	(308,077)	(854,921)
Accumulated other comprehensive income (loss)	(18,879)	4,372	(19,681)	15,309	(18,879)
Due from ION Geophysical Corporation	—	(236,242)	(78,764)	315,006	—
Total stockholders’ equity	29,567	488,061	212,546	(700,607)	29,567
Noncontrolling interests	—	—	1,239	—	1,239
Total equity	29,567	488,061	213,785	(700,607)	30,806
Total liabilities and equity	$737,961	$561,032	$240,100	$(1,238,024)	$301,069

	December 31, 2016
Balance Sheet	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$23,042	$—	$29,610	$—	$52,652
Accounts receivable, net	—	12,775	7,995	—	20,770
Unbilled receivables	—	5,275	8,140	—	13,415
Inventories	—	8,610	6,631	—	15,241
Prepaid expenses and other current assets	3,387	4,624	1,548	—	9,559
Total current assets	26,429	31,284	53,924	—	111,637
Property, plant, equipment and seismic rental equipment, net	1,745	12,369	53,374	—	67,488
Multi-client data library, net	—	97,369	8,566	—	105,935
Investment in subsidiaries	660,880	257,732	—	(918,612)	—
Goodwill	—	—	22,208	—	22,208
Intangible assets, net	—	3,008	95	—	3,103
Intercompany receivables	—	—	32,174	(32,174)	—
Other assets	2,469	145	231	—	2,845
Total assets	$691,523	$401,907	$170,572	$(950,786)	$313,216
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$11,281	$3,166	$134	$—	$14,581
Accounts payable	2,101	19,720	5,068	—	26,889
Accrued expenses	8,579	10,016	7,645	—	26,240
Accrued multi-client data library royalties	—	23,663	—	—	23,663
Deferred revenue	—	2,667	1,042	—	3,709
Total current liabilities	21,961	59,232	13,889	—	95,082
Long-term debt, net of current maturities	143,930	279	—	—	144,209
Intercompany payables	472,276	10,155	—	(482,431)	—
Other long-term liabilities	467	12,117	7,943	—	20,527
Total liabilities	638,634	81,783	21,832	(482,431)	259,818
Equity:
Common stock	118	290,460	19,138	(309,598)	118
Additional paid-in capital	899,198	180,700	232,590	(413,290)	899,198
Accumulated earnings (deficit)	(824,679)	216,730	(3,639)	(213,091)	(824,679)
Accumulated other comprehensive income (loss)	(21,748)	4,420	(21,787)	17,367	(21,748)
Due from ION Geophysical Corporation	—	(372,186)	(78,071)	450,257	—
Treasury stock	—				—
Total stockholders’ equity	52,889	320,124	148,231	(468,355)	52,889
Noncontrolling interests	—	—	509	—	509
Total equity	52,889	320,124	148,740	(468,355)	53,398
Total liabilities and equity	$691,523	$401,907	$170,572	$(950,786)	$313,216

	Year Ended December 31, 2017
Income Statement	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Total net revenues	$—	$77,054	$120,500	$—	$197,554
Cost of goods sold	—	80,427	41,488	—	121,915
Gross profit (loss)	—	(3,373)	79,012	—	75,639
Total operating expenses	39,000	27,950	17,388	—	84,338
Income (loss) from operations	(39,000)	(31,323)	61,624	—	(8,699)
Interest expense, net	(16,729)	(107)	127	—	(16,709)
Intercompany interest, net	1,084	(6,613)	5,529	—	—
Equity in earnings (losses) of investments	27,696	67,290	—	(94,986)	—
Other income (expense)	(4,610)	(382)	1,047	—	(3,945)
Income (loss) before income taxes	(31,559)	28,865	68,327	(94,986)	(29,353)
Income tax expense (benefit)	(1,317)	(3,175)	4,516	—	24
Net income (loss)	(30,242)	32,040	63,811	(94,986)	(29,377)
Net income attributable to noncontrolling interests	—	—	(865)	—	(865)
Net income (loss) attributable to ION	$(30,242)	$32,040	$62,946	$(94,986)	$(30,242)
Comprehensive net income (loss)	$(27,373)	$31,992	$65,916	$(97,043)	$(26,508)
Comprehensive income attributable to noncontrolling interest	—	—	(865)	—	(865)
Comprehensive net income (loss) attributable to ION	$(27,373)	$31,992	$65,051	$(97,043)	$(27,373)

	Year Ended December 31, 2016
Income Statement	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Total net revenues	$—	$79,006	$93,802	$—	$172,808
Cost of goods sold	—	84,373	52,403	—	136,776
Gross profit (loss)	—	(5,367)	41,399	—	36,032
Total operating expenses	31,438	27,274	20,491	—	79,203
Income (loss) from operations	(31,438)	(32,641)	20,908	—	(43,171)
Interest expense, net	(18,406)	(173)	94	—	(18,485)
Intercompany interest, net	978	(4,397)	3,419	—	—
Equity in earnings (losses) of investments	(19,756)	23,368	—	(3,612)	—
Other income (expense)	3,528	702	(2,880)	—	1,350
Income (loss) before income taxes	(65,094)	(13,141)	21,541	(3,612)	(60,306)
Income tax expense	54	1,337	3,030	—	4,421
Net income (loss)	(65,148)	(14,478)	18,511	(3,612)	(64,727)
Net income attributable to noncontrolling interests	—	—	(421)	—	(421)
Net income (loss) attributable to ION	$(65,148)	$(14,478)	$18,090	$(3,612)	$(65,148)
Comprehensive net income (loss)	$(72,331)	$(14,478)	$10,907	$4,208	$(71,694)
Comprehensive loss attributable to noncontrolling interest	—	—	(421)	—	(421)
Comprehensive net income (loss) attributable to ION	$(72,331)	$(14,478)	$10,486	$4,208	$(72,115)

	Year Ended December 31, 2015
Income Statement	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Total net revenues	$—	$145,615	$76,954	$(1,056)	$221,513
Cost of goods sold	—	126,176	88,390	(1,056)	213,510
Gross profit (loss)	—	19,439	(11,436)	—	8,003
Total operating expenses	26,091	47,579	34,965	—	108,635
Loss from operations	(26,091)	(28,140)	(46,401)	—	(100,632)
Interest expense, net	(18,434)	(351)	32	—	(18,753)
Intercompany interest, net	697	(3,140)	2,443	—	—
Equity in earnings (losses) of investments	16,604	(42,953)	—	26,349	—
Other income (expense)	192	101,978	(3,895)	—	98,275
Income (loss) before income taxes	(27,032)	27,394	(47,821)	26,349	(21,110)
Income tax expense (benefit)	(1,910)	5,031	923	—	4,044
Net income (loss)	(25,122)	22,363	(48,744)	26,349	(25,154)
Net loss attributable to noncontrolling interests	—	—	32	—	32
Net income (loss) attributable to ION	$(25,122)	$22,363	$(48,712)	$26,349	$(25,122)
Comprehensive net income (loss)	$(27,096)	$20,553	$(50,551)	$29,966	$(27,128)
Comprehensive income attributable to noncontrolling interest	—	—	32	—	32
Comprehensive net income (loss) attributable to ION	$(27,096)	$20,553	$(50,519)	$29,966	$(27,096)

	Year Ended December 31, 2017
Statement of Cash Flows	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Total Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(21,897)	$61,390	$(11,463)	$28,030
Cash flows from investing activities:
Investment in multi-client data library	—	(11,797)	(11,913)	(23,710)
Purchase of property, plant, equipment and seismic rental equipment	(165)	(817)	(81)	(1,063)
Net cash used in investing activities	(165)	(12,614)	(11,994)	(24,773)
Cash flows from financing activities:
Payments on notes payable and long-term debt	(1,591)	(3,167)	(58)	(4,816)
Cost associated with issuance of debt	(53)	—	—	(53)
Intercompany lending	38,732	(45,609)	6,877	—
Proceeds from employee stock purchases and exercise of stock options	1,619	—	—	1,619
Dividend payment to non-controlling interest	(100)	—	—	(100)
Other financing activities	(243)	—	—	(243)
Net cash provided by (used in) financing activities	38,364	(48,776)	6,819	(3,593)
Effect of change in foreign currency exchange rates on cash and cash equivalents	—	—	(260)	(260)
Net increase (decrease) in cash and cash equivalents	16,302	—	(16,898)	(596)
Cash and cash equivalents at beginning of period	23,042	—	29,610	52,652
Cash and cash equivalents at end of period	$39,344	$—	$12,712	$52,056

	Year Ended December 31, 2016
Statement of Cash Flows	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Total Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(30,154)	$52,385	$(20,660)	$1,571
Cash flows from investing activities:
Investment in multi-client data library	—	(10,985)	(3,899)	(14,884)
Purchase of property, plant, equipment and seismic rental equipment	(73)	(343)	(1,072)	(1,488)
Proceeds from sale of a cost-method investment	2,698	—	—	2,698
Other investing activities	—	30	—	30
Net cash provided by (used in) investing activities	2,625	(11,298)	(4,971)	(13,644)
Cash flows from financing activities:
Borrowings under revolving line of credit	15,000	—	—	15,000
Repayments under revolving line of credit	(5,000)	—	—	(5,000)
Payments on notes payable and long-term debt	(2,070)	(6,316)	(248)	(8,634)
Cost associated with issuance of debt	(6,744)	—	—	(6,744)
Repurchase of common stock	(964)	—	—	(964)
Intercompany lending	31,867	(34,771)	2,904	—
Payments to repurchase bonds	(15,000)	—	—	(15,000)
Other financing activities	(252)	—	—	(252)
Net cash provided by (used in) financing activities	16,837	(41,087)	2,656	(21,594)
Effect of change in foreign currency exchange rates on cash and cash equivalents	—	—	1,386	1,386
Net decrease in cash and cash equivalents	(10,692)	—	(21,589)	(32,281)
Cash and cash equivalents at beginning of period	33,734	—	51,199	84,933
Cash and cash equivalents at end of period	$23,042	$—	$29,610	$52,652

	Year Ended December 31, 2015
Statement of Cash Flows	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Total Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(425,310)	$225,581	$183,205	$(16,524)
Cash flows from investing activities:
Investment in multi-client data library	—	(44,687)	(871)	(45,558)
Purchase of property, plant and equipment	(347)	(3,945)	(14,949)	(19,241)
Other investing activities	—	1,263	—	1,263
Net cash used in investing activities	(347)	(47,369)	(15,820)	(63,536)
Cash flows from financing activities:
Payments on notes payable and long-term debt	(153)	(6,467)	(832)	(7,452)
Cost associated with issuance of debt	(145)	—	—	(145)
Repurchase of common stock	(1,989)	—	—	(1,989)
Intercompany lending	352,091	(171,745)	(180,346)	—
Other financing activities	73	—	—	73
Net cash provided by (used in) financing activities	349,877	(178,212)	(181,178)	(9,513)
Effect of change in foreign currency exchange rates on cash and cash equivalents	—	—	898	898
Net decrease in cash and cash equivalents	(75,780)	—	(12,895)	(88,675)
Cash and cash equivalents at beginning of period	109,514	—	64,094	173,608
Cash and cash equivalents at end of period	$33,734	$—	$51,199	$84,933

SCHEDULE II
ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Year Ended December 31, 2015	Balance at Beginning of Year	Charged (Credited) to Costs and Expenses	Deductions	Balance at End of Year
	(In thousands)
Allowances for doubtful accounts	$7,633	$1,841	$(4,555)	$4,919
Allowances for doubtful notes receivable	4,000	—	—	4,000
Valuation allowance on deferred tax assets	205,264	(11,009)	—	194,255
Excess and obsolete inventory	29,804	151	(5,480)	24,475

Year Ended December 31, 2016	Balance at Beginning of Year	Charged (Credited) to Costs and Expenses	Deductions	Balance at End of Year
	(In thousands)
Allowances for doubtful accounts	$4,919	$1,834	$(5,310)	$1,443
Allowances for doubtful notes receivable	4,000	—	—	4,000
Valuation allowance on deferred tax assets	194,255	23,334	—	217,589
Excess and obsolete inventory	24,475	429	(9,855)	15,049

Year Ended December 31, 2017	Balance at Beginning of Year	Charged (Credited) to Costs and Expenses	Deductions	Balance at End of Year
	(In thousands)
Allowances for doubtful accounts	$1,443	$949	$(1,820)	$572
Allowances for doubtful notes receivable	4,000	—	—	4,000
Valuation allowance on deferred tax assets	217,589	(64,126)	—	153,463
Excess and obsolete inventory	15,049	398	(408)	15,039

S-1