Form 10-K/A
period 2017-12-31
ION GEOPHYSICAL CORP
filed 2018-02-12
CIK 866609

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

EXPLANATORY NOTE

ION Geophysical Corporation is filing this Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to its Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission on February 8, 2018 (the “Original Filing”) solely (i) to file an amended Item 8 to correct the inadvertent omission during the edgarization process of paragraph headers in Grant Thornton LLP’s opinion on the financial statements, and (ii) to file an amended Item 9A to correct the inadvertent omission during the edgarization process of paragraph headers in Grant Thornton LLP’s opinion on internal control over financial reporting.
Except as expressly set forth above, this 10-K/A does not, and does not purport to, amend, update, or restate the information in any other item of the Original Filing. Nothing within this 10-K/A has re-stated or altered the financials contained in the Original Filing in any manner. This 10-K/A does not affect the XBRL data in the Original Filing.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
ION Geophysical Corporation

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of ION Geophysical Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2017, and our report dated February 8, 2018 expressed an unqualified opinion on those financial statements.
Basis for opinion
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
Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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

**10.13	—
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

**10.19	—	Form of Rights Agreement dated March 1, 2016 issued under the ION Stock Appreciation Rights Plan Dated November 17, 2008, and incorporated herein by reference.
**10.20	—	Equity Investment Agreement dated December 14, 2017, issued under the Second Amended and Restated 2013 Long-Term Incentive Plan dated December 31, 2016, and incorporated herein by reference.
**10.21	—	Employee Stock Purchase Plan dated May 26, 2010, and incorporated herein by reference.
21.1	—	Subsidiaries of the Company.
*23.1	—	Consent of Grant Thornton LLP.
*31.1	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).
*31.2	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).
*32.1	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.
*32.2	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

	101	—
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Houston, State of Texas, on February 9, 2018.

ION GEOPHYSICAL CORPORATION

By	/s/ R. Brian Hanson
R. Brian Hanson
President and Chief Executive Officer

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
ION Geophysical Corporation

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of ION Geophysical Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
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
Basis for opinion
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