Form 10-Q
period 2018-06-30
ION GEOPHYSICAL CORP
filed 2018-08-02
CIK 866609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018
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
Yes ☐    No  ☒
At July 30, 2018, there were 14,002,999 shares of common stock, par value $0.01 per share, outstanding.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS FOR FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2018

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2018	December 31, 2017
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$44,349	$52,056
Accounts receivable, net	15,375	19,478
Unbilled receivables	15,046	37,304
Inventories	14,925	14,508
Prepaid expenses and other current assets	5,961	7,643
Total current assets	95,656	130,989
Deferred income tax asset	3,614	1,753
Property, plant, equipment and seismic rental equipment, net	48,442	52,153
Multi-client data library, net	82,576	89,300
Goodwill	23,543	24,089
Intangible assets, net	1,082	1,666
Other assets	731	1,119
Total assets	$255,644	$301,069
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$459	$40,024
Accounts payable	26,173	24,951
Accrued expenses	28,936	38,697
Accrued multi-client data library royalties	27,988	27,035
Deferred revenue	8,402	8,910
Total current liabilities	91,958	139,617
Long-term debt, net of current maturities	117,159	116,720
Other long-term liabilities	12,606	13,926
Total liabilities	221,723	270,263
Equity:
Common stock, $0.01 par value; authorized 26,666,667 shares; outstanding 14,002,999 and 12,019,701 shares at June 30, 2018 and December 31, 2017, respectively	140	120
Additional paid-in capital	951,349	903,247
Accumulated deficit	(899,213)	(854,921)
Accumulated other comprehensive loss	(19,634)	(18,879)
Total stockholders’ equity	32,642	29,567
Noncontrolling interest	1,279	1,239
Total equity	33,921	30,806
Total liabilities and equity	$255,644	$301,069
See accompanying Footnotes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Service revenues	$15,752	$34,454	$40,838	$58,282
Product revenues	8,991	11,547	17,413	20,275
Total net revenues	24,743	46,001	58,251	78,557
Cost of services	22,033	24,827	44,362	47,126
Cost of products	4,227	5,556	8,553	9,712
Gross profit (loss)	(1,517)	15,618	5,336	21,719
Operating expenses:
Research, development and engineering	4,259	4,107	8,514	7,602
Marketing and sales	6,007	4,931	11,105	9,417
General, administrative and other operating expenses	10,736	10,152	20,876	22,184
Total operating expenses	21,002	19,190	40,495	39,203
Loss from operations	(22,519)	(3,572)	(35,159)	(17,484)
Interest expense, net	(2,911)	(4,241)	(6,747)	(8,705)
Other income (expense), net	84	192	(707)	(4,876)
Loss before income taxes	(25,346)	(7,621)	(42,613)	(31,065)
Income tax expense	154	2,402	1,226	1,984
Net loss	(25,500)	(10,023)	(43,839)	(33,049)
Net income attributable to noncontrolling interest	(366)	(418)	(453)	(734)
Net loss attributable to ION	$(25,866)	$(10,441)	$(44,292)	$(33,783)
Net loss per share:
Basic	$(1.86)	$(0.88)	$(3.31)	$(2.85)
Diluted	$(1.86)	$(0.88)	$(3.31)	$(2.85)
Weighted average number of common shares outstanding:
Basic	13,928	11,875	13,374	11,847
Diluted	13,928	11,875	13,374	11,847

See accompanying Footnotes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Net loss	$(25,500)	$(10,023)	$(43,839)	$(33,049)
Other comprehensive loss, net of taxes, as appropriate:
Foreign currency translation adjustments	(2,580)	1,199	(755)	1,716
Comprehensive net loss	(28,080)	(8,824)	(44,594)	(31,333)
Comprehensive (income) loss, attributable to noncontrolling interest	(366)	(418)	(453)	(734)
Comprehensive net loss attributable to ION	$(28,446)	$(9,242)	$(45,047)	$(32,067)

See accompanying Footnotes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net loss	$(43,839)	$(33,049)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization (other than multi-client data library)	4,778	9,030
Amortization of multi-client data library	19,557	21,933
Stock-based compensation expense	2,043	1,169
Accrual for loss contingency related to legal proceedings	—	5,000
Deferred income taxes	(1,866)	(932)
Change in operating assets and liabilities:
Accounts receivable	3,896	2,075
Unbilled receivables	24,013	(5,542)
Inventories	(445)	440
Accounts payable, accrued expenses and accrued royalties	(10,629)	(6,059)
Deferred revenue	(445)	5,521
Other assets and liabilities	2,733	3,905
Net cash (used in) provided by operating activities	(204)	3,491
Cash flows from investing activities:
Cash invested in multi-client data library	(13,782)	(8,482)
Purchase of property, plant, equipment and seismic rental assets	(424)	(915)
Net cash used in investing activities	(14,206)	(9,397)
Cash flows from financing activities:
Payments under revolving line of credit	(10,000)	—
Payments on notes payable and long-term debt	(29,699)	(3,157)
Net proceeds from issuance of stock	47,219	—
Dividend payment to non-controlling interest	(200)	—
Other financing activities	(881)	(296)
Net cash provided by (used in) financing activities	6,439	(3,453)
Effect of change in foreign currency exchange rates on cash, cash equivalents and restricted cash	264	(169)
Net decrease in cash, cash equivalents and restricted cash	(7,707)	(9,528)
Cash, cash equivalents and restricted cash at beginning of period	52,419	53,433
Cash, cash equivalents and restricted cash at end of period	$44,712	$43,905
The following table is a reconciliation of cash and cash equivalents to total cash, cash equivalents, and restricted cash:

	Six months ended June 30,
	2018	2017
	(In thousands)
Cash and cash equivalents	$44,349	$43,272
Restricted cash included in prepaid expenses and other current assets	60	330
Restricted cash included in other long-term assets	303	303
Total cash, cash equivalents, and restricted cash shown in statement of cash flows	$44,712	$43,905
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
See accompanying Footnotes to Unaudited Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
FOOTNOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1)    Basis of Presentation
The condensed consolidated balance sheet of ION Geophysical Corporation and its subsidiaries (collectively referred to as the “Company” or “ION,” unless the context otherwise requires) at December 31, 2017 has been derived from the Company’s audited consolidated financial statements at that date. The condensed consolidated balance sheet at June 30, 2018, and the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2018 and 2017 and the condensed consolidated statements of cash flows for the six months ended June 30, 2018 and 2017, are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2018, are not necessarily indicative of the operating results for a full year or of future operations.
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
On January 1, 2018, the Company adopted ASU 2016-18, Statement of Cash Flows - “Restricted Cash (a consensus of the FASB Emerging Issues Task Force) (ASU 2016-18)”, using a retrospective transition method to each period presented. The new standard no longer requires the Company to present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. Adoption of the new standard resulted in a decrease of $0.1 million in net cash provided by operating activities as previously reported for the six months ended June 30, 2017. See the consolidated statement of cash flows above which includes a reconciliation of cash and cash equivalents to total cash, cash equivalents, and restricted cash.
(3)    Segment Information
The Company evaluates and reviews its results based on three business segments: E&P Technology & Services, Operations Optimization (formerly referred to as E&P Operations Optimization), and Ocean Bottom Integrated Technologies (formerly referred to as Ocean Bottom Seismic Services). The Company measures segment operating results based on income (loss) from operations.

The following table is a summary of segment information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net revenues:
E&P Technology & Services:
New Venture	$8,125	$19,986	$21,851	$26,935
Data Library	1,725	9,710	7,673	20,316
Total multi-client revenues	9,850	29,696	29,524	47,251
Imaging Services	5,338	4,186	10,232	9,941
Total	15,188	33,882	39,756	57,192
Operations Optimization:
Devices	4,761	7,679	8,919	12,669
Optimization Software & Services	4,794	4,440	9,576	8,696
Total	9,555	12,119	18,495	21,365
Ocean Bottom Integrated Technologies	—	—	—	—
Total	$24,743	$46,001	$58,251	$78,557
Gross profit (loss):
E&P Technology & Services	$(4,856)	$11,921	$(513)	$15,931
Operations Optimization	4,933	6,258	9,244	11,045
Ocean Bottom Integrated Technologies	(1,594)	(2,561)	(3,395)	(5,257)
Total	$(1,517)	$15,618	$5,336	$21,719
Gross margin:
E&P Technology & Services	(32)%	35%	(1)%	28%
Operations Optimization	52%	52%	50%	52%
Ocean Bottom Integrated Technologies	—%	—%	—%	—%
Total	(6)%	34%	9%	28%
Income (loss) from operations:
E&P Technology & Services	$(10,206)	$6,353	$(11,000)	$5,257
Operations Optimization	1,243	3,022	2,029	4,571
Ocean Bottom Integrated Technologies	(2,926)	(3,860)	(5,755)	(7,868)
Support and other	(10,630)	(9,087)	(20,433)	(19,444)
Loss from operations	(22,519)	(3,572)	(35,159)	(17,484)
Interest expense, net	(2,911)	(4,241)	(6,747)	(8,705)
Other income (expense), net	84	192	(707)	(4,876)
Loss before income taxes	$(25,346)	$(7,621)	$(42,613)	$(31,065)

(4)     Revenue From Contracts With Customers
The Company derives revenue from the sale or license of (i) multi-client and proprietary data, imaging services and E&P Advisors consulting services within its E&P Technologies & Services segment; (ii) seismic data acquisition systems and other seismic equipment, (iii) seismic command and control software systems and software solutions for operations management within its Operations Optimization segment; and (iv) a full suite of technology and services within its Ocean Bottom Integrated Technologies segment. All revenues of the E&P Technology & Services and Ocean Bottom Integrated Technologies segments and the services component of revenues for the Optimization Software & Services group as part of the Operations Optimization segment are classified as services revenues. All other revenues are classified as product revenues.
The Company uses a five-step model to determine proper revenue recognition from customer contracts. Revenue is recognized when (i) a contract is approved by all parties; (ii) the goods or services promised in the contract are identified; (iii) the consideration we expect to receive in exchange for the goods or services promised is determined; (iv) the consideration is allocated to the goods and services in the contract; and (v) control of the promised goods or services is transferred to the customer. The Company does not disclose the value of contractual future performance obligations such as backlog with an original expected length of one year or less within the footnotes.

Multi-client and Proprietary Surveys, and Imaging and E&P Advisors Services - As multi-client seismic surveys are being designed, acquired or processed (the “New Venture” phase), the Company enters into non-exclusive licensing arrangements with its customers, who pre-fund or underwrite these programs in part. License revenues from these surveys are recognized during the New Venture phase as the seismic data is acquired and/or processed on a proportionate basis as work is performed and control is transferred to the customer. Under this method, the Company recognizes revenue based upon quantifiable measures of progress, such as kilometers acquired or surveys of performance completed to date. Upon completion of a multi-client seismic survey, it is considered “on-the-shelf,” and licenses to the survey data are granted to customers on a non-exclusive basis.
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
Software - Licenses for the Company’s navigation, survey design and quality control software systems provide the customer with a right to use the software. The Company offers usage-based licenses under which it receives a monthly fee based on the number of vessels and licenses used. For these usage-based licenses, revenue is recognized as the performance obligations are performed over the contract term, which is generally two to five years. In addition to usage-based licenses, the Company offers perpetual software licenses as it exists when made available to the customer. Revenue from these licenses is recognized upfront at the point in time when the software is made available to the customer.
These arrangements generally include the Company providing related services, such as training courses, engineering services and annual software maintenance. The Company allocates consideration to each element of the arrangement based upon directly observable or estimated standalone selling prices. Revenue is recognized for these services as control transfers to the customer over time.
Ocean Bottom Integrated Technologies - The Company recognizes revenue as the seismic is acquired and control transfers to the customer. The Company uses quantifiable measures of progress consistent with our multi-client surveys. In connection with acquisition contracts, the Company may receive revenues for preparation and mobilization of equipment and personnel, capital improvements to vessels, or demobilization activities. The Company defers the revenues earned and incremental costs incurred that are directly related to these activities and recognizes such revenues and costs over the primary contract term of the acquisition project as we transfer the goods and services to the customer. The Company recognizes the costs of relocating vessels without contracts to more promising market sectors as such costs are incurred.
Revenue by Geographic Area
The following table is a summary of net revenues by geographic area (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net revenues by geographic area:
Latin America	$7,594	$12,172	$17,446	$18,757
North America	4,309	13,870	12,357	21,265
Europe	6,060	11,428	11,609	17,064
Asia Pacific	3,929	6,762	7,863	11,585
Africa	2,222	913	7,241	1,473
Middle East	441	501	1,190	1,081
Commonwealth of Independent States	188	355	545	7,332
Total	$24,743	$46,001	$58,251	$78,557
See Footnote 3 “Segment Information” of Footnotes to Unaudited Condensed Financial Statements for revenue by segment for the three and six months ended June 30, 2018 and 2017.

Unbilled Receivables
Unbilled receivables relate to revenues recognized on multi-client surveys, imaging services and Devices equipment repairs on a proportionate basis, and on licensing of multi-client data libraries for which invoices have not yet been presented to the customer. The following table is a summary of unbilled receivables (in thousands):

	June 30, 2018	December 31, 2017
New Venture	$9,797	$33,183
Imaging Services	4,941	4,121
Devices	308	—
Total	$15,046	$37,304
The changes in unbilled receivables were as follows (in thousands):

Unbilled Receivables at December 31, 2017	$37,304
Recognition of unbilled receivables	47,005
Revenues billed to customers	(69,263)
Unbilled receivables at June 30, 2018	$15,046
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

	June 30, 2018	December 31, 2017
New Venture	$6,501	$6,548
Imaging Services	465	676
Devices	96	633
Optimization Software & Services	1,340	1,053
Total	$8,402	$8,910
The changes in deferred revenues were as follows (in thousands):

Deferred revenue at December 31, 2017	$8,910
Cash collected in excess of revenue recognized	12,866
Recognition of deferred revenue (a)	(13,374)
Deferred revenue at June 30, 2018	$8,402

(a)	The majority of deferred revenue recognized relates to Company’s New Venture and Imaging Services groups.
The Company expects to recognize all deferred revenue over the next 12 months.
Credit Risks
At June 30, 2018, the Company had one multinational oil customer with a balance of 11% of its total combined accounts and unbilled receivable balances. However, there were no customers that comprised more than 10% of our total net revenues for the six months ended June 30, 2018.
The loss of this customer or deterioration in this customers relationship with the Company could have a material adverse effect on results of operations and financial condition of the Company.
(5)    Long-term Debt

The following table is a summary of long-term debt obligations, net (in thousands):

Obligations (in thousands)	June 30, 2018	December 31, 2017
Senior secured second-priority lien notes (maturing December 15, 2021)	$120,569	$120,569
Senior secured third-priority lien notes (redeemed on March 26, 2018)	—	28,497
Revolving line of credit (maturing August 22, 2019)	—	10,000
Equipment capital leases and other debt	459	1,661
Costs associated with issuances of debt	(3,410)	(3,983)
Total	117,618	156,744
Current portion of long-term debt and lease obligations	(459)	(40,024)
Non-current portion of long-term debt and lease obligations	$117,159	$116,720
Revolving Credit Facility
In August 2014, ION Geophysical Corporation and its material U.S. subsidiaries, GX Technology Corporation, ION Exploration Products (U.S.A.), Inc., and I/O Marine Systems, Inc. (collectively, the “Subsidiary Borrowers”; ION Geophysical Corporation and the Subsidiary Borrowers are, collectively, the “Borrowers”) entered into a Revolving Credit and Security Agreement with PNC Bank, National Association (“PNC”), as agent (the “Original Credit Agreement”). The Original Credit Agreement was amended by the First Amendment to Revolving Credit and Security Agreement in August 2015 (the “First Amendment”) and the Second Amendment (as defined below) (the Original Credit Agreement, as amended by the First Amendment and the Second Amendment, is herein called the “Credit Facility”).
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

The borrowing base under the Credit Facility will increase or decrease monthly using a formula based on certain eligible receivables, eligible inventory and other amounts, including a percentage of the net orderly liquidation value of the Borrowers’ multi-client library (not to exceed $15.0 million for the multi-client data library data component).  As of June 30, 2018, the borrowing base under the Credit Facility was $23.3 million, and there was no indebtedness under the Credit Facility. The Credit Facility is scheduled to mature on August 22, 2019.
The obligations of Borrowers under the Credit Facility are secured by a first-priority security interest in 100% of the stock of the Subsidiary Borrowers and 65% of the equity interest in ION International Holdings L.P., and by substantially all other assets of the Borrowers.

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
The Credit Facility requires that the Borrowers maintain a minimum fixed charge coverage ratio of 1.1 to 1.0 as of the end of each fiscal quarter during the existence of a covenant testing trigger event. The fixed charge coverage ratio is defined as the ratio of (i) ION Geophysical Corporation’s EBITDA, minus unfunded capital expenditures made during the relevant period, minus distributions (including tax distributions) and dividends made during the relevant period, minus cash taxes paid during the relevant period, to (ii) certain debt payments made during the relevant period. A covenant testing trigger event occurs upon (a) the occurrence and continuance of an event of default under the Credit Facility or (b) the failure to maintain a measure of liquidity greater than (i) $7.5 million for five consecutive business days or (ii) $6.5 million on any given business day. Liquidity, as defined in the Credit Facility, is ION Geophysical Corporation’s excess availability to borrow ($23.3 million at June 30, 2018) plus the aggregate amount of unrestricted cash held by the Borrowers and their domestic subsidiaries. At June 30, 2018, the Borrowers and their domestic subsidiaries had unrestricted cash totaling $34.9 million and non-domestic subsidiaries had unrestricted cash totaling $9.5 million.
At June 30, 2018, ION Geophysical Corporation was in compliance with all of the covenants under the Credit Facility.
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
As of June 30, 2018, ION Geophysical Corporation was in compliance with the covenants with respect to the Second Lien Notes.
On or after December 15, 2019, the Company may, on one or more occasions, redeem all or a part of the Second Lien Notes at the redemption prices set forth below, plus accrued and unpaid interest and special interest, if any, on the Second Lien Notes redeemed during the twelve-month period beginning on December 15th of the years indicated below:

Date	Percentage
2019	105.500%
2020	103.500%
2021 and thereafter	100.000%
(6)    Net Loss Per Share
Basic net loss per common share is computed by dividing net loss applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is determined based on the assumption that dilutive restricted stock and restricted stock unit awards have vested and outstanding dilutive stock options have been exercised and the aggregate proceeds were used to reacquire common stock using the average price of such common stock for the period. The total number of shares issued or reserved for future issuance under outstanding stock options at June 30, 2018 and 2017 was 815,791 and 838,582, respectively, and the total number of shares of restricted stock and shares reserved for restricted stock units outstanding at June 30, 2018 and 2017 was 128,131 and 187,675, respectively. All the outstanding stock options for the three and six months ended June 30, 2018 and 2017 were anti-dilutive.
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
The tax provision for the six months ended June 30, 2018 has been calculated using the Company’s overall estimated annual effective tax rate based on projected 2018 full year results. The tax provision includes impacts of the Tax Cut and Jobs Act enacted on December 22, 2017, however, these impacts are minimal due to the Company’s U.S. net operating loss and valuation allowance position. The Company’s effective tax rates for the three months ended June 30, 2018 and 2017 were (0.6)% and (31.5)%, respectively. The Company’s effective tax rates for the six-months ended June 30, 2018 and 2017 were (2.9)% and (6.4)%, respectively. The Company’s effective tax rates for the three and six months ended June 30, 2018 and 2017 were negatively impacted by the change in valuation allowance related to U.S. operating losses for which the Company cannot currently recognize a tax benefit. The Company’s income tax expense for the six months ended June 30, 2018 of $1.2 million primarily relates to results from the Company’s non-U.S. businesses.
The Company has approximately $0.4 million of unrecognized tax benefits and does not expect to recognize significant increases in unrecognized tax benefits during the next 12-month period. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense.
As of June 30, 2018, the Company’s U.S. federal tax returns for 2014 and subsequent years remain subject to examination by tax authorities. In the Company’s foreign tax jurisdictions, tax returns for 2013 and subsequent years generally remain open to examination.
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
On March 14, 2017, the District Court held a hearing on whether or not additional damages for willfulness would be payable. The Judge found that the Company’s infringement was willful, based on his perception that the Company did not adequately investigate the scope of the patents, and the Company’s conduct during trial. However, in his ruling at the hearing, he limited enhanced damages to $5.0 million because it was a “close case,” there was no evidence of copying, and the Company was simply acting as a competitor in a capitalist marketplace. The District Court also ordered the appeal bond to be released and discharged. The Court’s findings and ruling were memorialized in an order issued on May 16, 2017. On June 30, 2017, WesternGeco and the Company jointly agreed that neither party would appeal the District Court's award of $5.0 million in enhanced damages. The parties also agreed that the $5.0 million would be paid over the course of 12 months with $1.25 million being paid in two installments of $0.625 million in 2017 and the remaining $3.75 million being paid in three quarterly payments of $1.25 million beginning January 1, 2018. This agreement was memorialized by the court in an order issued on July 26, 2017. Upon assessment of the $5.0 million in enhanced damages, the Company accrued $5.0 million in the first quarter of 2017. As the Company has made the payments, the accrual has been adjusted, and as of June 30, 2018, the loss contingency accrual was $1.25 million.

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
On June 22, 2018, the Supreme Court reversed the judgment of the Court of Appeals, held that the award of lost profits to WesternGeco by the District Court was a permissible application of Section 284 of the Patent Act, and remanded the case back to the Circuit Court for further proceedings consistent with its (the Supreme Court’s) opinion. On July 24, 2018, the Supreme Court issued the judgment that returned the case to the Court of Appeals.
At the Court of Appeals, in the case leading up to the Supreme Court, the Company presented multiple arguments as to why the District Court’s award of lost profits was improper. The lost profits damages awarded by the District Court were based on the use of the Company’s products by our customers outside of the United States. The Company argued at the Court of Appeals, and at the Supreme Court, that, as a matter of law, WesternGeco cannot recoup lost profits for the overseas use of the Company’s products. This issue, decided in favor of WesternGeco in the recent Supreme Court opinion, was the only issue reached by the Supreme Court in that decision.
The Company also argued in the Court of Appeals that, under the jury instructions given in our case, the jury was required to find that the Company had been a direct competitor of WesternGeco in the survey markets where WesternGeco lost profits in order for WesternGeco to recoup them. Because the Court of Appeals ruled in favor of the Company on the first argument, and overturned the award of lost profits on that basis, the Court of Appeals did not rule on the Company’s “direct competitor” argument, and that argument was not presented to the Supreme Court for review. Thus, while the Supreme Court overturned the Court of Appeals’ decision that WesternGeco cannot recover foreign lost profits under the Patent Act, the Supreme Court did not order the Company to pay any amount with respect to lost profits but rather remanded the case back to the Court of Appeals for further consideration of whether lost profits are payable by the Company in this case. The Company will now be permitted to present its second argument at the Court of Appeals (that lost profits should not be awarded to WesternGeco because they were not the Company’s direct competitor).
Other proceedings may have an impact on WesternGeco’s ability to recover lost profits damages and reasonable royalties even if the Company does not prevail on the “direct competitor” argument in the Court of Appeals. The Company was a party to a challenge to the validity of several of WesternGeco’s patent claims by means of an Inter Partes Review (“IPR”) with the Patent Trial and Appeal Board (“PTAB”). While the above-described lawsuit was pending on appeal, the PTAB invalidated four of the six patent claims that formed the basis for the jury verdict in the lawsuit. WesternGeco appealed that decision to the Court of Appeals, which heard the Company’s and WesternGeco’s arguments on January 23, 2018. The Court of Appeals affirmed the PTAB’s invalidation of the patents on May 7, 2018, and on July 16, 2018, the Court of Appeals denied WesternGeco’s petition for a panel rehearing and a rehearing en banc. This decision by the Court of Appeals may provide a separate ground for reducing or vacating any lost-profits or reasonable royalty award in the lawsuit.

On July 25, 2018, the Company filed a motion for leave to file supplemental briefing in the Court of Appeals, and concurrently, filed a brief arguing that the judgment of the District Court as to both lost profits and reasonable royalties should be vacated, and that the case should be remanded to the District Court for a new determination on damages. On July 27, 2018, the Court of Appeals vacated its September 21, 2016 judgment with respect to damages, and ordered WesternGeco and the Company to submit supplemental briefing on what relief is appropriate in light of the Supreme Court’s decision. This order rendered the Company’s motion for leave to submit briefing moot, and, accordingly, the Court of Appeals denied the Company’s motion as moot. The supplemental briefing ordered by the Court of Appeals is scheduled to be completed by September 7, 2018.

The Company may not ultimately prevail in any of the appeals processes noted above and the Company could be required to pay some or all of the lost profits that were awarded by the District Court if the judgment of the District Court is upheld by the Court of Appeals on remand, or if a new trial is granted and a new judgment issues. The Company’s assessment that it does not have a loss contingency (other than the $1.25 million noted above) may change in the future due to developments at the

Supreme Court, Court of Appeals, or District Court, and other events, such as changes in applicable law, and such reassessment could lead to the determination that an additional loss contingency is probable, which could have a material effect on the Company’s business, financial condition and results of operations. The Company’s assessments disclosed in this Quarterly Report on Form 10-Q or elsewhere are based on currently available information and involve elements of judgment and significant uncertainties.
Other Litigation
The Company has been named in various other lawsuits or threatened actions that are incidental to its ordinary business. Litigation is inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time-consuming, cause the Company to incur costs and expenses, require significant amounts of management time and result in the diversion of significant operational resources. The results of these lawsuits and actions cannot be predicted with certainty. The Company currently believe that the ultimate resolution of these matters will not have a material adverse effect on our financial condition or results of operations.
(9)    Other Expense, Net
The following table is a summary of other expense, net (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Accrual for loss related to legal proceedings (Footnote 8)	$—	$—	$—	$(5,000)
Other income (expense), net	84	192	(707)	124
Total other expense, net	$84	$192	$(707)	$(4,876)

(10)    Inventories

The following table is a summary of inventories (in thousands):	June 30, 2018	December 31, 2017
Raw materials and subassemblies	$19,988	$20,448
Work-in-process	1,476	1,146
Finished goods	8,441	7,953
Reserve for excess and obsolete inventories	(14,980)	(15,039)
Total	$14,925	$14,508

(11)    Accumulated Other Comprehensive Loss
The following table is a summary of changes in accumulated other comprehensive loss by component (in thousands):

	Foreign currency translation adjustments		Total
Accumulated other comprehensive loss at December 31, 2017	$(18,879)		$(18,879)
Net current-period other comprehensive income	(755)	(a)	(755)
Accumulated other comprehensive loss at June 30, 2018	$(19,634)		$(19,634)

(a)
Represents the impact of foreign currency translation adjustments, primarily due to the devaluation of the British Pound Sterling (“GBP”) on the Company’s GBP-denominated balances, primarily in the Company’s Optimization Software & Services group

(12)    Supplemental Cash Flow Information and Non-cash Activity
The following table is a summary of cash paid for Interest and Income taxes and non-cash items from investing and financing activities (in thousands):

	Six Months Ended June 30,
	2018	2017
Cash paid during the period for:
Interest	$6,620	$7,075
Income taxes	1,354	2,364
Non-cash items from investing and financing activities:
Investment in multi-client data library in accounts payable and accrued expenses	—	4,561

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
The carrying amounts of the Company’s debt as of June 30, 2018 and December 31, 2017 were $121.0 million and $160.7 million, respectively, compared to its fair values of $121.0 million and $158.2 million as of June 30, 2018 and December 31, 2017, respectively. The fair value of the debt was calculated using a readily observable price (Level 1).
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
Stock-Based Compensation
The total number of shares issued or reserved for future issuance under outstanding stock options at June 30, 2018 and 2017 was 815,791 and 838,582, respectively, and the total number of shares of restricted stock and shares reserved for restricted stock units outstanding at June 30, 2018 and 2017 was 128,131 and 187,675, respectively. The total number of stock appreciation rights awards outstanding at June 30, 2018 and 2017 was 530,865 and 1,416,133, respectively. The following table presents a summary of the activity related to stock options, restricted stock, restricted stock unit awards and stock appreciation rights awards for the six months ended June 30, 2018:

	Stock Options	Restricted Stock and Unit Awards	Stock Appreciation Rights
	Number of Shares
Outstanding at December 31, 2017	890,341	201,702	565,864
Granted	10,000	66,773	—
Stock options and stock appreciation rights exercised/restricted stock and unit awards vested	(70,086)	(137,844)	(34,999)
Cancelled/forfeited	(14,464)	(2,500)	—
Outstanding at June 30, 2018	815,791	128,131	530,865

Stock-based compensation expense recognized for the six months ended June 30, 2018 and 2017, totaled $2.0 million and $1.2 million, respectively. Stock appreciation rights expense recognized for the six months ended June 30, 2018 and 2017, totaled $2.5 million and $0.3 million, respectively.
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

	June 30, 2018
Balance Sheet	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$34,888	$—	$9,461	$—	$44,349
Accounts receivable, net	8	9,034	6,333	—	15,375
Unbilled receivables	—	9,594	5,452	—	15,046
Inventories	—	9,352	5,573	—	14,925
Prepaid expenses and other current assets	2,496	833	2,632	—	5,961
Total current assets	37,392	28,813	29,451	—	95,656
Deferred income tax asset	1,263	—	2,351	—	3,614
Property, plant, equipment and seismic rental equipment, net	448	6,419	41,575	—	48,442
Multi-client data library, net	—	55,481	27,095	—	82,576
Investment in subsidiaries	681,858	330,741	—	(1,012,599)	—
Goodwill	—	—	23,543	—	23,543
Intangible assets, net	—	1,082	—	—	1,082
Intercompany receivables	—	92,164	122,612	(214,776)	—
Other assets	515	145	71	—	731
Total assets	$721,476	$514,845	$246,698	$(1,227,375)	$255,644
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$329	$130	$—	$—	$459
Accounts payable	3,840	19,430	2,903	—	26,173
Accrued expenses	11,598	10,910	6,428	—	28,936
Accrued multi-client data library royalties	—	27,773	215	—	27,988
Deferred revenue	—	2,220	6,182	—	8,402
Total current liabilities	15,767	60,463	15,728	—	91,958
Long-term debt, net of current maturities	117,159	—	—	—	117,159
Intercompany payables	555,466	—	—	(555,466)	—
Other long-term liabilities	442	5,908	6,256	—	12,606
Total liabilities	688,834	66,371	21,984	(555,466)	221,723
Equity:
Common stock	140	290,460	47,776	(338,236)	140
Additional paid-in capital	951,349	180,700	203,907	(384,607)	951,349
Accumulated earnings (deficit)	(899,213)	234,434	71,908	(306,342)	(899,213)
Accumulated other comprehensive income (loss)	(19,634)	4,324	(20,910)	16,586	(19,634)
Due from ION Geophysical Corporation	—	(261,444)	(79,246)	340,690	—
Total stockholders’ equity	32,642	448,474	223,435	(671,909)	32,642
Noncontrolling interest	—	—	1,279	—	1,279
Total equity	32,642	448,474	224,714	(671,909)	33,921
Total liabilities and equity	$721,476	$514,845	$246,698	$(1,227,375)	$255,644

	December 31, 2017
Balance Sheet	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$39,344	$—	$12,712	$—	$52,056
Accounts receivable, net	50	9,374	10,054	—	19,478
Unbilled receivables	—	16,666	20,638	—	37,304
Inventories	—	8,686	5,822	—	14,508
Prepaid expenses and other current assets	2,427	769	4,447	—	7,643
Total current assets	41,821	35,495	53,673	—	130,989
Deferred income tax asset	1,264	—	489	—	1,753
Property, plant, equipment and seismic rental equipment, net	511	7,170	44,472	—	52,153
Multi-client data library, net	—	62,438	26,862	—	89,300
Investment in subsidiaries	693,679	321,934	—	(1,015,613)	—
Goodwill	—	—	24,089	—	24,089
Intangible assets, net	—	1,666	—	—	1,666
Intercompany receivables	—	132,184	90,227	(222,411)	—
Other assets	686	145	288	—	1,119
Total assets	$737,961	$561,032	$240,100	$(1,238,024)	$301,069
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$39,774	$250	$—	$—	$40,024
Accounts payable	1,774	20,982	2,195	—	24,951
Accrued expenses	12,284	15,601	10,812	—	38,697
Accrued multi-client data library royalties	—	26,824	211	—	27,035
Deferred revenue	—	3,201	5,709	—	8,910
Total current liabilities	53,832	66,858	18,927	—	139,617
Long-term debt, net of current maturities	116,691	29	—	—	116,720
Intercompany payables	537,417	—	—	(537,417)	—
Other long-term liabilities	454	6,084	7,388	—	13,926
Total liabilities	708,394	72,971	26,315	(537,417)	270,263
Equity:
Common stock	120	290,460	49,394	(339,854)	120
Additional paid-in capital	903,247	180,701	202,290	(382,991)	903,247
Accumulated earnings (deficit)	(854,921)	248,770	59,307	(308,077)	(854,921)
Accumulated other comprehensive income (loss)	(18,879)	4,372	(19,681)	15,309	(18,879)
Due from ION Geophysical Corporation	—	(236,242)	(78,764)	315,006	—
Total stockholders’ equity	29,567	488,061	212,546	(700,607)	29,567
Noncontrolling interest	—	—	1,239	—	1,239
Total equity	29,567	488,061	213,785	(700,607)	30,806
Total liabilities and equity	$737,961	$561,032	$240,100	$(1,238,024)	$301,069

	Three Months Ended June 30, 2018
Income Statement	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Net revenues	$—	$12,466	$12,277	$—	$24,743
Cost of sales	—	17,746	8,514	—	26,260
Gross profit (loss)	—	(5,280)	3,763	—	(1,517)
Total operating expenses	10,334	7,145	3,523	—	21,002
Income (loss) from operations	(10,334)	(12,425)	240	—	(22,519)
Interest expense, net	(2,947)	(7)	43	—	(2,911)
Intercompany interest, net	304	(2,811)	2,507	—	—
Equity in earnings (losses) of investments	(11,202)	4,162	—	7,040	—
Other income (expense)	(37)	3	118	—	84
Net income (loss) before income taxes	(24,216)	(11,078)	2,908	7,040	(25,346)
Income tax expense (benefit)	1,650	(418)	(1,078)	—	154
Net income (loss)	(25,866)	(10,660)	3,986	7,040	(25,500)
Net income attributable to noncontrolling interest	—	—	(366)	—	(366)
Net income (loss) attributable to ION	$(25,866)	$(10,660)	$3,620	7,040	$(25,866)
Comprehensive net income	$(28,446)	$(10,660)	$1,023	$10,003	$(28,080)
Comprehensive income attributable to noncontrolling interest	—	—	(366)	—	(366)
Comprehensive net income (loss) attributable to ION	$(28,446)	$(10,660)	$657	$10,003	$(28,446)

	Three Months Ended June 30, 2017
Income Statement	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Net revenues	$—	$14,945	$31,056	$—	$46,001
Cost of sales	—	18,369	12,014	—	30,383
Gross profit (loss)	—	(3,424)	19,042	—	15,618
Total operating expenses	8,072	6,712	4,406	—	19,190
Income (loss) from operations	(8,072)	(10,136)	14,636	—	(3,572)
Interest expense, net	(4,183)	(69)	11	—	(4,241)
Intercompany interest, net	265	(1,643)	1,378	—	—
Equity in earnings of investments	1,910	9,077	—	(10,987)	—
Other income (expense)	(328)	(1)	521	—	192
Net income (loss) before income taxes	(10,408)	(2,772)	16,546	(10,987)	(7,621)
Income tax expense (benefit)	33	(5,171)	7,540	—	2,402
Net income (loss)	(10,441)	2,399	9,006	(10,987)	(10,023)
Net income attributable to noncontrolling interest	—	—	(418)	—	(418)
Net income (loss) attributable to ION	$(10,441)	$2,399	$8,588	(10,987)	$(10,441)
Comprehensive net income (loss)	$(9,242)	$2,399	$9,852	$(11,833)	$(8,824)
Comprehensive income attributable to noncontrolling interest	—	—	(418)	—	(418)
Comprehensive net income (loss) attributable to ION	$(9,242)	$2,399	$9,434	$(11,833)	$(9,242)

	Six Months Ended June 30, 2018
Income Statement	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Net revenues	$—	$24,254	$33,997	$—	$58,251
Cost of sales	—	34,541	18,374	—	52,915
Gross profit (loss)	—	(10,287)	15,623	—	5,336
Total operating expenses	19,243	14,139	7,113	—	40,495
Income (loss) from operations	(19,243)	(24,426)	8,510	—	(35,159)
Interest expense, net	(6,830)	(13)	96	—	(6,747)
Intercompany interest, net	577	(5,130)	4,553	—	—
Equity in earnings (losses) of investments	(16,117)	14,382	—	1,735	—
Other income (expense)	(225)	68	(550)	—	(707)
Net income (loss) before income taxes	(41,838)	(15,119)	12,609	1,735	(42,613)
Income tax expense (benefit)	2,454	(783)	(445)	—	1,226
Net income (loss)	(44,292)	(14,336)	13,054	1,735	(43,839)
Net income attributable to noncontrolling interest	—	—	(453)	—	(453)
Net income (loss) attributable to ION	$(44,292)	$(14,336)	12,601	$1,735	(44,292)
Comprehensive net income (loss)	$(45,047)	$(14,384)	$11,825	$3,012	$(44,594)
Comprehensive income attributable to noncontrolling interest	—	—	(453)	—	(453)
Comprehensive net income (loss) attributable to ION	$(45,047)	$(14,384)	$11,372	$3,012	$(45,047)

	Six Months Ended June 30, 2017
Income Statement	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Net revenues	$—	$27,979	$50,578	$—	$78,557
Cost of sales	—	35,956	20,882	—	56,838
Gross profit (loss)	—	(7,977)	29,696	—	21,719
Total operating expenses	17,412	12,871	8,920	—	39,203
Income (loss) from operations	(17,412)	(20,848)	20,776	—	(17,484)
Interest expense, net	(8,643)	(96)	34	—	(8,705)
Intercompany interest, net	593	(3,140)	2,547	—	—
Equity in earnings (losses) of investments	(3,134)	17,853	—	(14,719)	—
Other income (expense)	(5,087)	(340)	551	—	(4,876)
Net income (loss) before income taxes	(33,683)	(6,571)	23,908	(14,719)	(31,065)
Income tax expense (benefit)	100	(5,213)	7,097	—	1,984
Net income (loss)	(33,783)	(1,358)	16,811	(14,719)	(33,049)
Net income attributable to noncontrolling interests	—	—	(734)	—	(734)
Net income (loss) applicable to ION	$(33,783)	(1,358)	$16,077	$(14,719)	$(33,783)
Comprehensive net income (loss)	$(32,067)	$(1,406)	$17,906	$(15,766)	$(31,333)
Comprehensive income attributable to noncontrolling interest	—	—	(734)	—	(734)
Comprehensive net income (loss) attributable to ION	$(32,067)	$(1,406)	$17,172	$(15,766)	$(32,067)

	Six Months Ended June 30, 2018
Statement of Cash Flows	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Total Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(19,329)	$21,410	$(2,285)	$(204)
Cash flows from investing activities:
Cash invested in multi-client data library	—	(10,605)	(3,177)	(13,782)
Purchase of property, plant, equipment and seismic rental equipment	(250)	(6)	(168)	(424)
Net cash used in investing activities	(250)	(10,611)	(3,345)	(14,206)
Cash flows from financing activities:
Payments under revolving line of credit	(10,000)	—	—	(10,000)
Payments on notes payable and long-term debt	(29,570)	(129)	—	(29,699)
Intercompany lending	8,555	(10,670)	2,115	—
Net proceeds from issuance of stock	47,219	—	—	47,219
Dividend payment to non-controlling interest	(200)	—	—	(200)
Other financing activities	(881)	—	—	(881)
Net cash provided by (used in) financing activities	15,123	(10,799)	2,115	6,439
Effect of change in foreign currency exchange rates on cash, cash equivalents and restricted cash	—	—	264	264
Net decrease in cash, cash equivalents and restricted cash	(4,456)	—	(3,251)	(7,707)
Cash, cash equivalents and restricted cash at beginning of period	39,707	—	12,712	52,419
Cash, cash equivalents and restricted cash at end of period	$35,251	$—	$9,461	$44,712
The following table is a reconciliation of cash and cash equivalents to total cash, cash equivalents, and restricted cash:

	Six months ended June 30, 2018
	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments
	(In thousands)
Cash and cash equivalents	$34,888	$—	$9,461	$44,349
Restricted cash included in prepaid expenses and other current assets	60	—	—	60
Restricted cash included in other long-term assets	303	—	—	303
Total cash, cash equivalents, and restricted cash shown in statement of cash flows	$35,251	$—	$9,461	$44,712

	Six Months Ended June 30, 2017
Statement of Cash Flows	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Total Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(1,879)	$7,416	$(2,046)	$3,491
Cash flows from investing activities:
Investment in multi-client data library	—	(3,962)	(4,520)	(8,482)
Purchase of property, plant, equipment and seismic rental equipment	(165)	(669)	(81)	(915)
Net cash used in investing activities	(165)	(4,631)	(4,601)	(9,397)
Cash flows from financing activities:
Payments on notes payable and long-term debt	(1,018)	(2,081)	(58)	(3,157)
Intercompany lending	(1,574)	(704)	2,278	—
Other financing activities	(296)	—	—	(296)
Net cash provided by (used in) financing activities	(2,888)	(2,785)	2,220	(3,453)
Effect of change in foreign currency exchange rates on cash, cash equivalents and restricted cash	—	—	(169)	(169)
Net decrease in cash, cash equivalents and restricted cash	(4,932)	—	(4,596)	(9,528)
Cash, cash equivalents and restricted cash at beginning of period	23,823	—	29,610	53,433
Cash, cash equivalents and restricted cash at end of period	$18,891	$—	$25,014	$43,905
The following table is a reconciliation of cash and cash equivalents to total cash, cash equivalents, and restricted cash:

	Six months ended June 30, 2017
	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments
	(In thousands)
Cash and cash equivalents	$18,258	$—	$25,014	$43,272
Restricted cash included in prepaid expenses and other current assets	330	—	—	330
Restricted cash included in other long-term assets	303	—	—	303
Total cash, cash equivalents, and restricted cash shown in statement of cash flows	$18,891	$—	$25,014	$43,905

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
Leveraging innovative technologies, ION creates value through data capture, analysis and optimization to enhance critical decision-making abilities and returns. ION’s offerings are focused on improving E&P decision-making, enhancing reservoir management and optimizing offshore operations. While ION’s traditional focus for its cutting-edge technology has been on the E&P industry, we are now broadening and diversifying our business into relevant adjacent markets such as offshore logistics, military and marine robotics.
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
We acquire and process seismic data on both a proprietary and multi-client basis. The multi-client surveys for our data library business are pre-funded or underwritten in part by our customers, and we utilize an asset light strategy by contracting with third-party seismic data acquisition companies to acquire the data, all of which is intended to minimize our risk exposure. We serve customers in most major energy producing regions of the world from offices strategically located across six continents.
We provide our services and products through three business segments: E&P Technology & Services, Operations Optimization (formerly referred to as E&P Operations Optimization) and Ocean Bottom Integrated Technologies (formerly referred to as Ocean Bottom Seismic Services). In addition, we have a 49% ownership interest in our INOVA Geophysical Equipment Limited joint venture (“INOVA Geophysical” or “INOVA”).
For 50 years, we have provided innovative technology, such as multi-component imaging with VectorSeis products, the ability to record data from basins below ice, and cableless data acquisition techniques. The advanced technologies we currently offer include our Orca and Gator command and control software systems, Full Waveform Inversion (FWI) data processing technology, our ocean bottom seismic (“OBS”) acquisition systems, and other technologies, each of which is designed to deliver improvements in both image quality and productivity. In 2015, we introduced Marlin to optimize operations offshore. In 2017, we introduced our new fully integrated nodal system, 4Sea, which is designed to deliver a step change in economics, QHSE performance and final image delivery time, creating more value for clients by providing data in time for critical reservoir decisions, such as determining drilling locations and fluid injections.
We have approximately 500 patents and pending patent applications in various countries around the world. Approximately 45% of our employees are in technical roles and over 22% of our employees have advanced degrees.
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

Our Ventures group leverages the world-class geoscience skills of both the Imaging Services and E&P Advisors groups to create global digital data assets that are licensed to multiple E&P companies to optimize their investment decisions. The global data library consists of over 603,000 km of 2-D and over 247,000 sq. km of 3-D multi-client seismic data in virtually all major offshore petroleum provinces. Ventures provides services to manage multi-client or proprietary surveys, from survey planning and design to data acquisition and management, to final subsurface imaging and reservoir characterization. We focus on the technologically intensive components of the image development process, such as survey planning and design, and data processing and interpretation, outsourcing the logistics components (such as field acquisition) to experienced contractors.
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
Ocean Bottom Integrated Technologies. Higher quality data can be acquired from the sea floor compared to the traditional method of acquiring it near the surface, which enables companies to have a better image and better understanding of the subsurface to make optimal reservoir decisions. ION provides a full suite of technology and services that includes survey design, planning, acquisition services, data processing, interpretation and reservoir services to optimize image quality, operational efficiency and safety. ION’s Ocean Bottom Integrated Technologies group integrates a variety of ION’s advanced technologies to accelerate OBS data capture and delivery for our clients’ enhanced reservoir decision-making, and improved returns.
Our team develops re-deployable ocean bottom data acquisition technology. We introduced our new fully integrated nodal system, 4Sea, in 2017. 4Sea is differentiated in its ability to deliver a step change in economics, QHSE performance and final image delivery time, creating more value for the client by providing information in time for critical decisions, such as determining drilling locations, fluid injections, and the like.
We evaluated numerous possible commercialization paths for 4Sea and are pursuing two asset light business models that we believe will deliver a higher, more sustainable return over the long-term for our shareholders. The first is making the individual components of 4Sea available more broadly to all OBS service providers on a value-based pricing model, allowing us to participate in the success we enable. The second approach is to license the right to manufacture and use the fully integrated system to a service provider on a value-based pricing model, such as a royalty stream. While not our primary route to market, we are continuing to pursue projects for the crew on a case by case basis that meet our long-term risk and return thresholds.
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
Public Equity Offering and Retirement of Debt
On February 21, 2018, we announced our successful completion of a public equity offering to begin delevering our business.  As part of the equity offering, we sold 1,820,000 of our common shares at a price of $27.50 per share, and issued warrants to purchase an additional 1,820,000 shares of our common stock. The warrants have an exercise price of $33.60 per share and are immediately exercisable and expire in March 2019.  If the warrants are exercised in full, we would receive additional proceeds of $61.2 million excluding underwriter fees and other transaction expenses. Our net cash flows for the first quarter of 2018 reflect the $47.2 million of net proceeds received from our equity offering, a portion of which were used to retire the $28.5 million of Third Lien Notes ahead of their scheduled maturity in May 2018. We also repaid the $10.0 million of outstanding indebtedness under our Credit Facility during the first quarter 2018. As a result of our first quarter 2018 debt repayments, we have $0.5 million of current debt remaining on our balance sheet at June 30, 2018, and our remaining long-term debt obligation is the $120.6 million of our indebtedness under our Second Lien Notes due in December 2021.
Macroeconomic Conditions
Demand for our services and products is cyclical and dependent upon activity levels in the oil and gas industry, particularly our customers’ willingness to invest capital in the exploration for oil and natural gas. Our customers’ capital spending programs are generally based on their outlook for near-term and long-term economic growth, resource supply and demand, and commodity prices. Third-party reports now indicate that global exploration and production spending is expected to increase 8% in 2018, 15% to 20% in North America and 5% internationally. This is an improvement from the 4% growth in 2017 that was preceded by two years of double-digit declines. In addition, this is the first time in three years that international spending is expected to increase where our offerings are more relevant.
Shale production has dominated activity during the downturn due to its competitive break-even prices and short payback period compared to conventional exploration. However, longer-term, there’s a general consensus that investment in conventional resources is required to meet longer-term demand in the next decade. We’re starting to see increasing pressure for a resumption in offshore investment and exploration activity to replace reserves.
Recent Intercontinental Exchange Brent (“Brent”) and West Texas Intermediate (“WTI”) crude oil, and Henry Hub natural gas pricing trends are as follows:

	Average Price (a)
Quarter Ended	Brent Crude (per bbl)	WTI Crude (per bbl)	Henry Hub Natural Gas (per mcf)
6/30/2018	74.44	67.60	2.84
3/31/2018	66.95	62.96	3.08
12/31/2017	61.40	55.27	2.90
9/30/2017	52.10	48.15	2.95
6/30/2017	49.55	48.10	3.08
3/31/2017	53.59	51.62	3.02
12/31/2016	49.11	49.14	3.04
9/30/2016	45.80	44.85	2.88
6/30/2016	45.57	45.46	2.15
3/31/2016	33.84	33.35	1.99

(a)	Source: U.S. Energy Information Administration (“EIA”).
Crude oil prices can be volatile due to a number of factors. Significant downward oil price volatility began late in 2014 and reached a low average of $33 per barrel in early 2016. The material decrease in crude oil prices can be attributed principally to high levels of global crude oil inventories resulting from significant production growth in the U.S. shale plays and the strengthening of the U.S. dollar relative to other foreign currencies causing a global supply and demand imbalance for crude oil. In late November 2016, OPEC and other non-OPEC participants, such as Russia, reached an agreement to cut their oil production. In late June 2018, Saudi Arabia agreed to increase output by as much as two million barrels per day to make up for the loss of capacity in Iran as the United States starts enforcing sanctions and by turmoil in Venezuela. With the recent extension of the OPEC production cuts through December 2018 and the agreement with Saudi Arabia to compensate for lost capacity in Venezuela and Iran, global crude oil supply and demand is essentially in equilibrium, stabilizing prices and capital expenditure.
The prices for Brent crude oil increased to an average of $74 per barrel in the first six months of 2018. This represents an improvement over the average crude oil prices for the full year 2017 of $53. This price increase was due to robust global demand and sustained OPEC production cuts, the combination of which resulted in net inventory crude draws that reduced the overall crude surplus. The EIA forecasts the Brent crude oil spot price will average $73 per barrel in the second half of 2018 and $69 per barrel in 2019. Energy reform in Mexico and Brazil that opened up the countries for increased international investment, in conjunction with the stability of oil prices, has resulted in increased investment in those areas. In addition, in January, 2018, the U.S. Interior Department proposed to make more than 98% of the outer continental shelf acreage available for exploration and development.

Given the historical volatility of crude prices, there is a continued risk that if prices start to decline again due to high levels of crude oil production, there is a potential for slowing growth rates in various global regions and/or for ongoing supply/demand imbalances.
E&P spending is expected to continue to rebound in 2018 over 2017, which was preceded by two successive years of double digit declines. This positive trend in E&P spending, aided by favorable macroeconomic conditions, has resulted in increased E&P revenues during 2017 and is expected to continue in 2018. If the global supply of oil decreases due to reduced capital investment by E&P companies, government instability occurs in a major oil-producing nation, or energy demand increases in the U.S. or in countries such as China and India, the recovery in Brent crude oil prices could continue to improve. If commodity prices do not continue to improve, or if they start to deteriorate again, demand for our services and products could decline.
Impact to Our Business
We are seeing signs of increasing activity in our business, primarily due to the strategic shift we made to move our offerings closer to the reservoir and the associated continued success of our 3-D programs as well as clients starting to renew interest in reserve replacement and offshore exploration. Generally our revenue and EBITDA generation increases sequentially throughout the year as customers set budgets in the first quarter, firm up plans throughout the year, and spend excess budget in the fourth quarter. Investments in our multi-client data library are dependent upon the timing of our new venture projects and the availability of underwriting by our customers. We continue to maintain high standards for the underwriting of any new projects. Our asset light strategy enables us to scale our business to market conditions avoiding significant fixed costs and maintaining flexibility to manage the timing and amount of our capital expenditures.
In our E&P Technology & Services segment, both new venture revenues and data library revenues experienced significant declines compared to the second quarter 2017. In the current disciplined spending environment, clients wait to purchase data until a formal public announcement has been made by the government. Delays in license round announcements can materially impact the timing of sales in areas where our new venture programs are underway. A key delayed license round announcement resulted in certain customers pushing the signing of their commitments to the second half of 2018. We invested $13.8 million in our multi-client data library during the first half of 2018 and we expect investments in our multi-client data library to be in a range of $35 million to $45 million for 2018, compared to the $23.7 million invested in 2017.
As of June 30, 2018, our E&P Technology & Services segment backlog, which consists of commitments for (i) data processing work, (ii) new venture projects (both multi-client and proprietary) by our Ventures group underwritten by our customers and (iii) E&P Advisor projects, was $36.1 million compared to $39.2 million at December 31, 2017 and $48.0 million at June 30, 2017. The majority of our backlog was generated by our 3-D multi-client reimaging programs offshore Brazil and Mexico, as well as backlog from new 2-D multi-client programs in Canada and Africa we launched in 2017 and 2018 and our proprietary Imaging Services and E&P Advisors work. We anticipate that the majority of our backlog will be recognized as revenue over the next six months.
We embarked on a new strategy for our Ocean Bottom Integrated Technologies segment at the end of 2017 that will include licensing 4Sea individual components. Such licensing will be recognized through the relevant segment, either E&P Technology and Services or Operations Optimization. If a customer licenses the right to manufacture and use the fully integrated system or we undertake OBS acquisition projects that meet our long-term risk and return thresholds, those activities will be recognized in this segment. During 2017, our existing ocean bottom vessel leases expired, consistent with our asset light strategy. We continue to see significant long-term potential for our technologies to improve OBS safety, efficiency and data quality, and we expect demand for OBS surveys to continue increasing.
Our steamer seismic contractor customers are still experiencing weakened demand due to the reduction in seismic spending by their E&P company customers. Since early 2014, seismic contractors have taken approximately 37 seismic vessels, or about 31% of the fleet, out of the market, contributing to slightly lower Operations Optimization segment sales year-over-year.
It is our view that technologies that provide a competitive advantage through improved imaging, lower costs, higher productivity, or enhanced safety will continue to be valued in our marketplace. We believe that our newest technologies, such as Marlin and 4Sea, will continue to attract customer interest, because these technologies are designed to deliver those desirable attributes.
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
On March 14, 2017, the District Court held a hearing on whether or not additional damages for willfulness would be payable. The Judge found that ION’s infringement was willful, based on his perception that ION did not adequately investigate the scope of the patents, and ION’s conduct during trial. However, in his ruling at the hearing, he limited enhanced damages to $5.0 million because it was a “close case,” there was no evidence of copying, and ION was simply acting as a competitor in a capitalist marketplace. The District Court also ordered the appeal bond to be released and discharged. The Court’s findings and ruling were memorialized in an order issued on May 16, 2017. On June 30, 2017, WesternGeco and we jointly agreed that neither party would appeal the District Court's award of $5.0 million in enhanced damages. The parties also agreed that the $5.0 million would be paid over the course of 12 months with $1.25 million being paid in two installments of $0.625 million in 2017 and the remaining $3.75 million being paid in three quarterly payments of $1.25 million beginning January 1, 2018. This agreement was memorialized by the court in an order issued on July 26, 2017. Upon assessment of the $5.0 million in enhanced damages, we accrued $5.0 million in the first quarter of 2017. As we have made the payments, the accrual has been adjusted, and as of June 30, 2018, the loss contingency accrual was $1.25 million.
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
On June 22, 2018, the Supreme Court reversed the judgment of the Court of Appeals, held that the award of lost profits to WesternGeco by the District Court was a permissible application of Section 284 of the Patent Act, and remanded the case back to the Circuit Court for further proceedings consistent with its (the Supreme Court’s) opinion. On July 24, 2018, the Supreme Court issued the judgment that returned the case to the Court of Appeals.
At the Court of Appeals, in the case leading up to the Supreme Court, we presented multiple arguments as to why the District Court’s award of lost profits was improper. The lost profits damages awarded by the District Court were based on the use of our products by our customers outside of the United States. We argued at the Court of Appeals, and at the Supreme Court, that, as a matter of law, WesternGeco cannot recoup lost profits for the overseas use of our products. This issue, decided in favor of WesternGeco in the recent Supreme Court opinion, was the only issue reached by the Supreme Court in that decision.

We also argued in the Court of Appeals that, under the jury instructions given in our case, the jury was required to find that we had been a direct competitor of WesternGeco in the survey markets where WesternGeco lost profits in order for WesternGeco to recoup them. Because the Court of Appeals ruled in favor of us on the first argument, and overturned the award of lost profits on that basis, the Court of Appeals did not rule on our “direct competitor” argument, and that argument was not presented to the Supreme Court for review. Thus, while the Supreme Court overturned the Court of Appeals’ decision that WesternGeco cannot recover foreign lost profits under the Patent Act, the Supreme Court did not order us to pay any amount with respect to lost profits, but rather remanded the case back to the Court of Appeals for further consideration of whether lost profits are payable by us in this case. We will now be permitted to present our second argument at the Court of Appeals (that lost profits should not be awarded to WesternGeco because they were not our direct competitor).
Other proceedings may have an impact on WesternGeco’s ability to recover lost profits damages and reasonable royalties even if we do not prevail on the “direct competitor” argument in the Court of Appeals. We were a party to a challenge to the validity of several of WesternGeco’s patent claims by means of an Inter Partes Review (“IPR”) with the Patent Trial and Appeal Board (“PTAB”). While the above-described lawsuit was pending on appeal, the PTAB invalidated four of the six patent claims that formed the basis for the jury verdict in the lawsuit. WesternGeco appealed that decision to the Court of Appeals, which heard our and WesternGeco’s arguments on January 23, 2018. The Court of Appeals affirmed the PTAB’s invalidation of the patents on May 7, 2018, and on July 16, 2018, the Court of Appeals denied WesternGeco’s petition for a panel rehearing and a rehearing en banc. This decision by the Court of Appeals may provide a separate ground for reducing or vacating any lost-profits or reasonable royalty award in the lawsuit.
On July 25, 2018, we filed a motion for leave to file supplemental briefing in the Court of Appeals, and concurrently, filed a brief arguing that the judgment of the District Court as to both lost profits and reasonable royalties should be vacated, and that the case should be remanded to the District Court for a new determination on damages. On July 27, 2018, the Court of Appeals vacated its September 21, 2016 judgment with respect to damages, and ordered WesternGeco and us to submit supplemental briefing on what relief is appropriate in light of the Supreme Court’s decision. This order rendered our motion for leave to submit briefing moot, and, accordingly, the Court of Appeals denied our motion as moot. The supplemental briefing ordered by the Court of Appeals is scheduled to be completed by September 7, 2018.
We may not ultimately prevail in any of the appeals processes noted above and we could be required to pay some or all of the lost profits that were awarded by the District Court if the judgment of the District Court is upheld by the Court of Appeals on remand, or if a new trial is granted and a new judgment issues. Our assessment that we do not have a loss contingency (other than the $1.25 million noted above) may change in the future due to developments at the Supreme Court, Court of Appeals, or District Court, and other events, such as changes in applicable law, and such reassessment could lead to the determination that an additional loss contingency is probable, which could have a material effect on our business, financial condition and results of operations. Our assessments disclosed in this Quarterly Report on Form 10-Q or elsewhere are based on currently available information and involve elements of judgment and significant uncertainties.
Key Financial Metrics
The table below provides an overview of key financial metrics for our company as a whole and our three business segments for the three and six months ended June 30, 2018, compared to the same period of 2017 (dollars in thousands, except share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net revenues:
E&P Technology & Services:
New Venture	$8,125	$19,986	$21,851	$26,935
Data Library	1,725	9,710	7,673	20,316
Total multi-client revenues	9,850	29,696	29,524	47,251
Imaging Services	5,338	4,186	10,232	9,941
Total	15,188	33,882	39,756	57,192
Operations Optimization:
Devices	4,761	7,679	8,919	12,669
Optimization Software & Services	4,794	4,440	9,576	8,696
Total	9,555	12,119	18,495	21,365
Ocean Bottom Integrated Technologies	—	—	—	—
Total	$24,743	$46,001	$58,251	$78,557

	Three Months Ended June 30,			Six Months Ended June 30,
	2018		2017	2018		2017
Gross profit (loss):
E&P Technology & Services	$(4,856)		$11,921	$(513)		$15,931
Operations Optimization	4,933		6,258	9,244		11,045
Ocean Bottom Integrated Technologies	(1,594)		(2,561)	(3,395)		(5,257)
Total	$(1,517)		$15,618	$5,336		$21,719
Gross margin:
E&P Technology & Services	(32)%		35%	(1)%		28%
Operations Optimization	52%		52%	50%		52%
Ocean Bottom Integrated Technologies	—%		—%	—%		—%
Total	(6)%		34%	9%		28%
Income (loss) from operations:
E&P Technology & Services	$(10,206)		$6,353	$(11,000)		$5,257
Operations Optimization	1,243		3,022	2,029		4,571
Ocean Bottom Integrated Technologies	(2,926)		(3,860)	(5,755)		(7,868)
Support and other	(10,630)		(9,087)	(20,433)		(19,444)
Loss from operations	$(22,519)		$(3,572)	$(35,159)		$(17,484)
Operating margin:
E&P Technology & Services	(67)%		19%	(28)%		9%
Operations Optimization	13%		25%	11%		21%
Ocean Bottom Integrated Technologies	—%		—%	—%		—%
Support and other	(43)%		(20)%	(35)%		(25)%
Total	(91)%		(8)%	(60)%		(22)%
Net loss attributable to ION	$(25,866)		$(10,441)	$(44,292)		$(33,783)
Net loss per share:
Basic	$(1.86)		$(0.88)	$(3.31)		$(2.85)
Diluted	$(1.86)		$(0.88)	$(3.31)		$(2.85)

Special items:	2,495	(a)	—	3,738	(a)	5,000	(b)
Net loss attributable to ION as adjusted	$(23,371)		$(10,441)	$(40,554)		$(28,783)
Net loss per share as adjusted:
Basic	$(1.68)		$(0.88)	$(3.03)		$(2.43)
Diluted	$(1.68)		$(0.88)	$(3.03)		$(2.43)

(a)	Represents the ongoing expense associated with the accelerated vesting and cash exercise of stock appreciation rights awards.

(b)	Represents a loss contingency accrual related to legal proceedings. See Footnote 8 “Litigation” of Footnotes to Consolidated Financial Statements.
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

Results of Operations
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Our consolidated net revenues of $24.7 million for the three months ended June 30, 2018 (the “Current Quarter”) decreased by $21.3 million, or 46%, compared to total net revenues of $46.0 million for the three months ended June 30, 2017 (the “Comparable Quarter”). Our overall gross margin was (6)% in the Current Quarter, as compared to 34% in the Comparable Quarter. For the Current Quarter, our loss from operations was $22.5 million, compared to income of $3.6 million for the Comparable Quarter.
Net loss for the Current Quarter was $25.9 million, or $(1.86) per share, compared to $10.4 million, or $(0.88) per share, for the Comparable Quarter. Excluding the impact of special items, as noted in the above table, adjusted net loss for the Current Quarter was $23.4 million, or $(1.68) per share.
Net Revenues, Gross Profits and Gross Margins
E&P Technology & Services — Net revenues for the Current Quarter decreased by $18.7 million, or 55%, to $15.2 million, compared to $33.9 million for the Comparable Quarter. Within the E&P Technology & Services segment, total multi-client revenues were $9.9 million, a decrease of 67%, with both new venture and Data Library revenues experiencing significant declines from the Comparable Quarter. The decrease in multi-client revenues was partially due to a key delayed license round announcement where we have data. This delayed announcement resulted in certain customers pushing the signing of their commitments to the second half of 2018. Imaging Services revenues were $5.3 million, a 28% increase. This increase was attributable to an increase in proprietary ocean bottom nodal imaging projects. The Current Quarter reflects a gross loss of $4.9 million, representing a (32)% gross margin, compared to a gross profit of $11.9 million, which represented a 35% gross margin in the Comparable Quarter.
Operations Optimization — Total net revenues for the Current Quarter decreased by $2.5 million, or (21)% to $9.6 million, compared to $12.1 million for the Comparable Quarter. Optimization Software & Services net revenues for the Current Quarter increased by $0.4 million, or 8% to $4.8 million, compared to $4.4 million for the Comparable Quarter, primarily due to an increase in subscription-based license revenues and hardware sales of our Gator ocean bottom command and control software and from the positive impact due to changes in foreign currencies. Devices net revenues for the Current Quarter decreased by $2.9 million, or 38%, to $4.8 million, compared to $7.7 million for the Comparable Quarter. Revenues continue to be impacted by reduced activity by seismic contractors, as numerous vessels have been taken out of service. Gross margins were 52% for the Current Quarter and Comparable Quarter.
Ocean Bottom Integrated Technologies — Net revenues for the Current Quarter and Comparable Quarter were zero. In line with our component strategy, revenues for the elements of fully integrated 4Sea system will be recognized in the relevant segment, either E&P Technology and Services or Operations Optimization. While not our primary route to market, we are continuing to pursue projects for the crew on a case by case basis that meet our long-term risk and return thresholds. Gross loss for the Current Quarter was $1.6 million, compared to gross loss of $2.6 million for the Comparable Quarter. The decline was due to reduced depreciation expense and several cost control initiatives implemented in 2017 and 2018, including the renegotiation and eventual expiration of our vessel leases, which eliminated our vessel lease costs.
Operating Expenses
Research, Development and Engineering — Research, development and engineering expense increased $0.2 million, or 4%, to $4.3 million, for the Current Quarter, compared to $4.1 million for the Comparable Quarter. We see significant long-term potential for OceanGeo and our technologies to improve OBS productivity. We continue to invest in our 4Sea system and we expect long-term demand for OBS surveys spanning the spectrum from exploration to production (4D) to multi-client to increase.
Marketing and Sales — Marketing and sales expense increased $1.1 million, or 22%, to $6.0 million, for the Current Quarter, compared to $4.9 million for the Comparable Quarter, primarily due to increased marketing expenses to broaden and diversify our offerings into adjacent markets.
General, Administrative and Other Operating Expenses — General, administrative and other operating expenses increased $0.5 million, or 6%, to $10.7 million, for the Current Quarter, compared to $10.2 million for the Comparable Quarter. Excluding the impact of special items which represent the ongoing expense associated with the accelerated vesting and cash exercise of stock appreciation rights awards, expenses decreased $1.9 million, or 19%. The decrease was driven by reductions in employment expense and professional fees as we continue to maintain our cost control discipline.

Other Items
Interest Expense, Net — Interest expense, net, was $2.9 million for the Current Quarter compared to $4.2 million for the Comparable Quarter. The decrease in interest expense was a result of lower outstanding debt during the Current Quarter. For additional information, please refer to “Liquidity and Capital Resources — Sources of Capital” below.
Income Tax Expense — Income tax expense for the Current Quarter was $0.2 million compared to a benefit of $2.4 million for the Comparable Quarter. Our effective tax rates for the Current Quarter and Comparable Quarter were (0.6)% and (31.5)%, respectively. The income tax expense for the Current Quarter and Comparable Quarter primarily relates to results generated by our non-U.S. businesses. Our effective tax rates for the Current Quarter and Comparable Quarter were negatively impacted by the change in valuation allowance related to U.S. operating losses for which we cannot currently recognize a tax benefit. See further discussion of establishment of the deferred tax valuation allowance at Footnote 7 “Income Taxes” of Notes to Unaudited Condensed Consolidated Financial Statements.
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Our consolidated net revenues of $58.3 million for the six months ended June 30, 2018 (the “Current Period”) decreased by $20.3 million, or 26%, compared to total net revenues of $78.6 million for the six months ended June 30, 2017 (the “Comparable Period”). Our overall gross profit percentage for the Current Period was 9%, compared to 28%, for the Comparable Period. For the Current Period, our loss from operations was $35.2 million, compared to $17.5 million, for the Comparable Period.
Net loss for the Current Period was $44.3 million, or $(3.31) per share, compared to a net loss of $33.8 million, or $(2.85) per share, in the Comparable Period. Excluding the impact of special items, as noted in the above table, adjusted net loss for Current Period was $40.6 million, or $(3.03) per share compared to adjusted net loss of $28.8 million, or $(2.43) per share, in the Comparable Period.
Net Revenues, Gross Profits and Gross Margins
E&P Technology & Services — Net revenues for the Current Period decreased by $17.4 million, or 30%, to $39.8 million, compared to $57.2 million for the Comparable Period. The change in revenues during the Current Period is fairly consistent with the changes as described for the Current Quarter as discussed above. Gross profit decreased by $16.4 million to a gross loss of $0.5 million, or (1)% gross margin, compared to a gross profit of $15.9 million, or 28% gross margin, in the Comparable Period. These declines in gross profit and margin were due to the decrease in revenues noted above.
Operations Optimization — Total net revenues for the Current Period decreased by $2.9 million or (14)%, to $18.5 million compared to $21.4 million for the Comparable Period. Optimization Software & Services net revenues for the Current Periods increased by $0.9 million, or 10%, to $9.6 million compared to $8.7 million for the Comparable Period. The increase in revenues during the Current Period is fairly consistent with the changes as described for the Current Quarter as discussed above. Devices net revenues for the Current Period decreased by $3.8 million, or 30%, to $8.9 million, compared to $12.7 million for the Comparable Period. Revenues continue to be impacted by reduced activity by seismic contractors as numerous vessels have been taken out of service. Gross profit decreased by $1.8 million to $9.2 million, representing a 50% gross margin, for the Current Period compared to $11.0 million, representing a 52% gross margin, for the Comparable Period. Gross profits and gross margin remained fairly consistent with the Comparable Period.
Ocean Bottom Integrated Technologies — Net revenues for the Current Quarter and Comparable Quarter were zero. In line with our component strategy, revenues for the elements of fully integrated 4Sea system will be recognized in the relevant segment, either E&P Technology and Services or Operations Operations. While not our primary route to market, we continue to pursue projects for the crew on a case by case basis that meet our long-term risk and return thresholds. Gross loss for the Current Period was $3.4 million compared to gross profit of $5.3 million for the Comparable Period. The decline was due to reduced depreciation expense, several cost control initiatives implemented in 2017 and 2018, including the renegotiation and eventual expiration of our vessel leases, which eliminated our vessel lease costs.
Operating Expenses
Research, Development and Engineering — Research, development and engineering expense was $8.5 million for the Current Period, an increase of $0.9 million, or 12%, compared to $7.6 million for the Comparable Period. We see significant long-term potential for OceanGeo and our technologies to improve OBS productivity. We continue to invest in our 4Sea system and we expect long-term demand for OBS surveys spanning the spectrum from exploration to production (4D) to multi-client to increase.
Marketing and Sales — Marketing and sales expense was $11.1 million for the Current Period, an increase of $1.7 million, or 18%, compared to $9.4 million, for the Comparable Period, primarily due to increased marketing expenses to broaden and diversify our offerings into adjacent markets.

General, Administrative and Other Operating Expenses — General, administrative and other operating expenses were $20.9 million for the Current Period, a decrease of $1.3 million, or 6%, compared to $22.2 million for the Comparable Period. Excluding the impact of special items which represent the ongoing expense associated with the accelerated vesting and cash exercise of stock appreciation rights awards, expenses decreased $5.7 million, or 26%. This decrease was driven by reductions in employment expense and professional fees as we continue to maintain our cost control discipline.
Other Items
Interest Expense, net — Interest expense, net, was $6.7 million for the Current Period compared to $8.7 million for the Comparable Period. The decrease in interest expense was a result of lower outstanding debt during the first six months of 2018. For additional information, please refer to “Liquidity and Capital Resources — Sources of Capital” below.
Other Expense, Net — Other expense for the Current Period was $0.7 million compared to other expense of $4.9 million for the Comparable Period. This difference was primarily related to an increase in our loss contingency accrual related to the WesternGeco legal proceedings of $5.0 million in the Comparable Period.
Income Tax Expense — Income tax expense for the Current Period was $1.2 million compared to $2.0 million for the Comparable Period. Our effective tax rates for the Current Period and Comparable Period were (2.9)% and (6.4)%, respectively. Our income tax expense for the Current Period and Comparable Periods, were primarily related to results from our non-US businesses. Our effective tax rate for the Current Period was negatively impacted by the change in valuation allowance related to U.S. operating losses for which we cannot currently recognize a tax benefit. See further discussion of establishment of the deferred tax valuation allowance at Footnote 7 “Income Taxes” of Notes to Unaudited Condensed Consolidated Financial Statements.
Liquidity and Capital Resources
Sources of Capital
As of June 30, 2018, we had $44.3 million of cash on hand and nothing drawn from our $23.3 million of available borrowing capacity under our Credit Facility. Our cash requirements include working capital requirements and cash required for our debt service payments, multi-client seismic data acquisition activities and capital expenditures. As of June 30, 2018, we had working capital of $3.7 million. Working capital requirements are primarily driven by our investment in our multi-client data library ($13.8 million in the Current Period) and royalty payments for multi-client sales. Also, our headcount has traditionally been a significant driver of our working capital needs. As a significant portion of our business is involved in the planning, processing and interpretation of seismic data services, one of our largest investments is in our employees, which requires cash expenditures for their salaries, bonuses, payroll taxes and related compensation expenses, typically in advance of related revenue billings and collections.
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
The borrowing base under the Credit Facility will increase or decrease monthly using a formula based on certain eligible receivables, eligible inventory and other amounts, including a percentage of the net orderly liquidation value the Borrowers’ multi-client data library (not to exceed $15.0 million for the multi-client data library data component). As of June 30, 2018, the borrowing base under the Credit Facility was $23.3 million, and there was zero outstanding indebtedness under the Credit Facility. Accounts and unbilled receivables from foreign operations are not included the borrowing base calculation.
The Credit Facility requires us to maintain compliance with various covenants. At June 30, 2018, we were in compliance with all of the covenants under the Credit Facility. For further information regarding our Credit Facility, see above Footnote 5 “Long-term Debt” of Footnotes to Unaudited Condensed Financial Statements.
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
As of June 30, 2018, we were in compliance with all of the covenants under the Second Lien Notes Indenture.
On or after December 15, 2019, we may, on one or more occasions, redeem all or a part of the Second Lien Notes at the redemption prices set forth below, plus accrued and unpaid interest and special interest, if any, on the Second Lien Notes redeemed during the 12-month period beginning on December 15th of the years indicated below:

Date	Percentage
2019	105.500%
2020	103.500%
2021 and thereafter	100.000%
Meeting our Liquidity Requirements
As of June 30, 2018, our total outstanding indebtedness (including capital lease obligations) was approximately $117.6 million, including approximately $120.6 million outstanding Second Lien Notes maturing in December 2021, $0.5 million of equipment capital leases and other short-term debt, partially offset by $3.4 million of debt issuance costs.

For the Current Period, total capital expenditures, including the investments in our multi-client data library, were $14.2 million. We expect investments in our multi-client data library this year to be in the range of $35 million to $45 million. We expect capital expenditures related to property, plant, equipment and seismic rental assets to be in the range of $1 million to $2 million in 2018.
During the Current Period, we paid $2.5 million of the $5.0 million litigation accrual we established in the first quarter of 2017, we paid the remaining $1.25 million balance July 2018. We believe that our existing cash balance, cash from operations and undrawn availability under our Credit Facility will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, as described at Part II, Item 1. “Legal Proceedings,” there are possible scenarios involving an outcome in the WesternGeco lawsuit that could materially and adversely affect our liquidity and as a result, our business, financial condition and results of operations.
Cash Flow from Operations
In the Current Period, we used $0.2 million of cash from operating activities compared to $3.5 million for the Comparable Period. The decrease was driven by low revenue activity, reductions in accounts payable and accrued expenses, partially offset by collections of our combined accounts and unbilled receivable balance.
Cash Flow from Investing Activities
Cash used in investing activities was $14.2 million in the Current Period compared to $9.4 million for the Comparable Period. The principal uses of cash in our investing activities during the Current Period were $13.8 million invested in our multi-client data library and $0.4 million for capital expenditures related to property, plant, equipment and seismic rental assets.
The principal use of cash in our investing activities during the Comparable Period were $8.5 million invested in our multi-client data library.
Cash Flow from Financing Activities
Net cash provided by financing activities was $6.4 million in the Current Period, compared to $3.5 million of cash used in the Comparable Period. Cash provided by financing activities was related to $47.2 million of net cash received from our equity offering, partially offset by $29.7 million of payments of long-term debt, including equipment capital leases, and a $10.0 million repayment of our Credit Facility in the Current Period.
The net cash used in financing activities during the Comparable Period was primarily related to $3.2 million of payments of long-term debt, including equipment capital leases.
Inflation and Seasonality
Inflation in recent years has not had a material effect on our cost of goods or labor, or the prices for our products or services. Traditionally, our business has been seasonal, with strongest demand often occurring in the fourth quarter of our fiscal year.
Critical Accounting Policies and Estimates
Refer to our Annual Report on Form 10-K as amended for the year ended December 31, 2017, for a complete discussion of our significant accounting policies and estimates. On January 1, 2018 we adopted Accounting Standard Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers”, (“new revenue standard”), which did not have a material impact on our consolidated balance sheets or consolidated statement of operations for any of our reporting segments. On January 1, 2019 we will adopt Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)”, which will have a material impact on our consolidated balance sheets, however, we expect the income statement recognition to appear similar to its current methodology. There have been no other material changes in the Current Period regarding our critical accounting policies and estimates. For discussion of our adoptions of the new revenue standards, see Footnote 4 “Revenue From Contracts With Customers” of Footnotes to Unaudited Condensed Consolidated Financial Statements.
Revenue Recognition
We derive revenue from the sale of (i) multi-client and proprietary data imaging services and E&P Advisors consulting services within our E&P Technologies & Services segment; (ii) seismic data acquisition systems and other seismic equipment, (iii) seismic command and control software systems and software solutions for operations management within our Operations Optimization segment; and (iv) a full suite of OBS technologies and services that include survey design and planning and data acquisition within our Ocean Bottom Integrated Technologies segment. All revenues of the E&P Technology & Services and Ocean Bottom Integrated Technologies segments and the services component of revenues for the Optimization Software & Services group as part of the Operations Optimization segment are classified as services revenues. All other revenues are classified as product revenues.

We use a five-step model to determine proper revenue recognition from customer contracts. Revenue is recognized when (i) a contract is approved by all parties; (ii) the goods or services promised in the contract are identified; (iii) the consideration we expect to receive in exchange for the goods or services promised is determined; (iv) the consideration is allocated to the goods and services in the contract; and (v) control of the promised goods or services is transferred to the customer. We do not disclose the value of contractual future performance obligations such as backlog with an original expected length of one year or less within the footnotes.
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
Software - Licenses for our navigation, survey and quality control software systems provide the customer with a right to use the software. We offer usage-based licenses where we receive a monthly fee based on the number of vessels and licenses used each month. For these usage-based licenses, we recognize revenue as the performance obligations are performed over the contract term, which is generally two to five years. In addition to usage-based licenses, we offer perpetual software licenses which provide the customer with a right to use the software as it exists when made available to the customer. Revenue from these licenses is recognized upfront at the point in time when the software is made available to the customer.
These arrangements generally include us providing related services, such as training courses, engineering services and annual software maintenance. We allocate consideration to each element of the arrangement based upon directly observable or estimated standalone selling prices. Revenue is recognized for these services as control transfers to the customer over time.
Ocean Bottom Integrated Technologies - We recognize revenue as the data is acquired and control transfers to the customer. We use quantifiable measures of progress consistent with our multi-client surveys. In connection with acquisition contracts, we may receive revenues for preparation and mobilization of equipment and personnel, capital improvements to vessels, or demobilization activities. We defer the revenues earned and incremental costs incurred that are directly related to these activities and recognize such revenues and costs over the primary contract term of the acquisition project as we transfer the goods and services to the customer. We recognize the costs of relocating vessels without contracts to more promising market sectors as such costs are incurred.
Leases
In February 2016, the Financials Account Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The guidance will be effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted. We will adopt ASU 2016-02 on January 1, 2019. We are currently evaluating its operating leases related to offices, processing centers, warehouse spaces and, to a lesser extent, certain equipment. We expect the recording of these leases as right-of-use assets and liabilities will result in a material impact on our consolidated balance sheet. However, we expect the income statement recognition to appear similar to its current methodology.

Foreign Sales Risks
The majority of our foreign sales are denominated in U.S. dollars. Product revenues are allocated to geographical locations on the basis of the ultimate destination of the equipment, if known. If the ultimate destination of such equipment is not known, product revenues are allocated to the geographical location of initial shipment. Service revenues, which primarily relate to our E&P Technology & Services segment, are allocated based upon the billing location of the customer. For the Current and Comparable Periods, international sales comprised 79% and 73%, respectively, of total net revenues.

The following table is a summary of net revenues by geographic area (in thousands):	Six Months Ended June 30,
	2018	2017
Net revenues by geographic area:
Latin America	$17,446	$18,757
North America	12,357	21,265
Europe	11,609	17,064
Africa	7,241	1,473
Asia Pacific	7,863	11,585
Middle East	1,190	1,081
Commonwealth of Independent States	545	7,332
Total	$58,251	$78,557
Credit Risks
At June 30, 2018, we had one multinational oil customer with a balance of 11% of our total combined accounts and unbilled receivable balances. However, there were no customers that comprised more than 10% of our total net revenues for the six months ended June 30, 2018.
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
Our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2018.
Changes in Internal Control over Financial Reporting. There was not any change in our internal control over financial reporting that occurred during the three months ended June 30, 2018, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 14, 2017, the District Court held a hearing on whether or not additional damages for willfulness would be payable. The Judge found that ION’s infringement was willful, based on his perception that ION did not adequately investigate the scope of the patents, and ION’s conduct during trial. However, in his ruling at the hearing, he limited enhanced damages to $5.0 million because it was a “close case,” there was no evidence of copying, and ION was simply acting as a competitor in a capitalist marketplace. The District Court also ordered the appeal bond to be released and discharged. The Court’s findings and ruling were memorialized in an order issued on May 16, 2017. On June 30, 2017, WesternGeco and we jointly agreed that neither party would appeal the District Court's award of $5.0 million in enhanced damages. The parties also agreed that the $5.0 million would be paid over the course of 12 months with $1.25 million being paid in two installments of $0.625 million in 2017 and the remaining $3.75 million being paid in three quarterly payments of $1.25 million beginning January 1, 2018. This agreement was memorialized by the court in an order issued on July 26, 2017. Upon assessment of the $5.0 million in enhanced damages, we accrued $5.0 million in the first quarter of 2017. As we have made the payments, the accrual has been adjusted, and as of June 30, 2018, the loss contingency accrual was $1.25 million.
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
On June 22, 2018, the Supreme Court reversed the judgment of the Court of Appeals, held that the award of lost profits to WesternGeco by the District Court was a permissible application of Section 284 of the Patent Act, and remanded the case back to the Circuit Court for further proceedings consistent with its (the Supreme Court’s) opinion. On July 24, 2018, the Supreme Court issued the judgment that returned the case to the Court of Appeals.
At the Court of Appeals, in the case leading up to the Supreme Court, we presented multiple arguments as to why the District Court’s award of lost profits was improper. The lost profits damages awarded by the District Court were based on the use of our products by our customers outside of the United States. We argued at the Court of Appeals, and at the Supreme Court, that, as a matter of law, WesternGeco cannot recoup lost profits for the overseas use of our products. This issue, decided in favor of WesternGeco in the recent Supreme Court opinion, was the only issue reached by the Supreme Court in that decision.
We also argued in the Court of Appeals that, under the jury instructions given in our case, the jury was required to find that we had been a direct competitor of WesternGeco in the survey markets where WesternGeco lost profits in order for WesternGeco to recoup them. Because the Court of Appeals ruled in favor of us on the first argument, and overturned the award of lost profits on that basis, the Court of Appeals did not rule on our “direct competitor” argument, and that argument was not presented to the Supreme Court for review. Thus, while the Supreme Court overturned the Court of Appeals’ decision that WesternGeco cannot recover foreign lost profits under the Patent Act, the Supreme Court did not order us to pay any amount with respect to lost profits, but rather remanded the case back to the Court of Appeals for further consideration of whether lost profits are payable by us in this case. We will now be permitted to present our second argument at the Court of Appeals (that lost profits should not be awarded to WesternGeco because they were not our direct competitor).
Other proceedings may have an impact on WesternGeco’s ability to recover lost profits damages and reasonable royalties even if we do not prevail on the “direct competitor” argument in the Court of Appeals. We were a party to a challenge to the validity of several of WesternGeco’s patent claims by means of an Inter Partes Review (“IPR”) with the Patent Trial and Appeal Board (“PTAB”). While the above-described lawsuit was pending on appeal, the PTAB invalidated four of the six patent claims that formed the basis for the jury verdict in the lawsuit. WesternGeco appealed that decision to the Court of Appeals, which heard our and WesternGeco’s arguments on January 23, 2018. The Court of Appeals affirmed the PTAB’s invalidation of the patents on May 7, 2018, and on July 16, 2018, the Court of Appeals denied WesternGeco’s petition for a panel rehearing and a rehearing en banc. This decision by the Court of Appeals may provide a separate ground for reducing or vacating any lost-profits or reasonable royalty award in the lawsuit.

On July 25, 2018, we filed a motion for leave to file supplemental briefing in the Court of Appeals, and concurrently, filed a brief arguing that the judgment of the District Court as to both lost profits and reasonable royalties should be vacated, and that the case should be remanded to the District Court for a new determination on damages. On July 27, 2018, the Court of Appeals vacated its September 21, 2016 judgment with respect to damages, and ordered WesternGeco and us to submit supplemental briefing on what relief is appropriate in light of the Supreme Court’s decision. This order rendered our motion for leave to submit briefing moot, and, accordingly, the Court of Appeals denied our motion as moot. The supplemental briefing ordered by the Court of Appeals is scheduled to be completed by September 7, 2018.
We may not ultimately prevail in any of the appeals processes noted above and we could be required to pay some or all of the lost profits that were awarded by the District Court if the judgment of the District Court is upheld by the Court of Appeals on remand, or if a new trial is granted and a new judgment issues. Our assessment that we do not have a loss contingency (other than the $1.25 million noted above) may change in the future due to other developments at the Supreme Court, Court of Appeals, or District Court, and other events, such as changes in applicable law, and such reassessment could lead to the determination that an additional loss contingency is probable, which could have a material effect on our business, financial condition and results of operations. Our assessments disclosed in this Quarterly Report on Form 10-Q or elsewhere are based on currently available information and involve elements of judgment and significant uncertainties. See above, Footnote 8 “Litigation” of Footnotes to Unaudited Condensed Financial Statements”.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) During the three months ended June 30, 2018, in connection with the vesting of (or lapse of restrictions on) shares of our restricted stock held by certain employees, we acquired shares of our common stock in satisfaction of tax withholding obligations that were incurred on the vesting date. The date of acquisition, number of shares and average effective acquisition price per share were as follows:

Period	(a) Total Number of Shares Acquired	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Program
April 1, 2018 to April 30, 2018	—	—	Not applicable	Not applicable
May 1, 2018 to May 31, 2018	12,965	$24.50	Not applicable	Not applicable
June 1, 2018 to June 30, 2018	43,865	$23.80	Not applicable	Not applicable
Total	56,830	$23.96

Item 5. Other Information
None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer

32.2	Certification of Chief Financial Officer

10.22	Form of Warrant Agreement, filed on February 16, 2018 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

101
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Operations for the three- and six-months ended June 30, 2018 and 2017, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three- and six-months ended June 30, 2018 and 2017, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, (v) Footnotes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ION GEOPHYSICAL CORPORATION

By	/s/ Steven A. Bate
Steven A. Bate
Executive Vice President and Chief Financial Officer
Date: August 2, 2018

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer

32.2	Certification of Chief Financial Officer

10.22	Form of Warrant Agreement, filed on February 16, 2018 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

101
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Operations for the three- and six-months ended June 30, 2018 and 2017, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three- and six-months ended June 30, 2018 and 2017, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, (v) Footnotes to Unaudited Condensed Consolidated Financial Statements.