Form 10-Q
period 2019-06-30
ION GEOPHYSICAL CORP
filed 2019-08-01
CIK 866609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
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
Yes ☐    No  ☒
At July 29, 2019, there were 14,177,811 shares of common stock, par value $0.01 per share, outstanding.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS FOR FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2019

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2019	December 31, 2018
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$29,563	$33,551
Accounts receivable, net	17,603	26,128
Unbilled receivables	22,524	44,032
Inventories, net	13,393	14,130
Prepaid expenses and other current assets	7,754	7,782
Total current assets	90,837	125,623
Deferred income tax asset, net	7,659	7,191
Property, plant and equipment, net	13,114	13,041
Multi-client data library, net	66,461	73,544
Goodwill	22,907	22,915
Right-of-use assets	39,926	47,803
Other assets	1,517	2,435
Total assets	$242,421	$292,552
LIABILITIES AND (DEFICIT) EQUITY
Current liabilities:
Current maturities of long-term debt	$1,376	$2,228
Accounts payable	36,399	34,913
Accrued expenses	32,243	31,411
Accrued multi-client data library royalties	16,469	29,256
Deferred revenue	4,386	7,710
Current maturities of operating lease liabilities	11,820	12,214
Total current liabilities	102,693	117,732
Long-term debt, net of current maturities	119,445	119,513
Operating lease liabilities, net of current maturities	38,063	45,592
Other long-term liabilities	1,601	1,891
Total liabilities	261,802	284,728
(Deficit) Equity:
Common stock, $0.01 par value; authorized 26,666,667 shares; outstanding 14,171,561 and 14,015,615 shares at June 30, 2019 and December 31, 2018, respectively.	142	140
Additional paid-in capital	954,904	952,626
Accumulated deficit	(956,074)	(926,092)
Accumulated other comprehensive loss	(20,412)	(20,442)
Total stockholders’ (deficit) equity	(21,440)	6,232
Noncontrolling interest	2,059	1,592
Total (deficit) equity	(19,381)	7,824
Total liabilities and (deficit) equity	$242,421	$292,552
See accompanying Footnotes to Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Service revenues	$30,407	$15,752	$58,535	$40,838
Product revenues	11,368	8,991	20,196	17,413
Total net revenues	41,775	24,743	78,731	58,251
Cost of services	16,795	22,033	39,241	44,362
Cost of products	5,397	4,227	9,995	8,553
Gross profit (loss)	19,583	(1,517)	29,495	5,336
Operating expenses:
Research, development and engineering	5,186	4,259	10,543	8,514
Marketing and sales	6,060	6,007	11,853	11,105
General, administrative and other operating expenses	10,890	10,736	25,589	20,876
Total operating expenses	22,136	21,002	47,985	40,495
Loss from operations	(2,553)	(22,519)	(18,490)	(35,159)
Interest expense, net	(3,111)	(2,911)	(6,223)	(6,747)
Other income (expense), net	96	84	(696)	(707)
Loss before income taxes	(5,568)	(25,346)	(25,409)	(42,613)
Income tax expense	2,719	154	4,126	1,226
Net loss	(8,287)	(25,500)	(29,535)	(43,839)
Less: Net income attributable to noncontrolling interest	(335)	(366)	(447)	(453)
Net loss attributable to ION	$(8,622)	$(25,866)	$(29,982)	$(44,292)
Net loss per share:
Basic	$(0.61)	$(1.86)	$(2.13)	$(3.31)
Diluted	$(0.61)	$(1.86)	$(2.13)	$(3.31)
Weighted average number of common shares outstanding:
Basic	14,098	13,928	14,065	13,374
Diluted	14,098	13,928	14,065	13,374
See accompanying Footnotes to Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Net loss	$(8,287)	$(25,500)	$(29,535)	$(43,839)
Other comprehensive loss, net of taxes, as appropriate:
Foreign currency translation adjustments	(940)	(2,580)	30	(755)
Comprehensive net loss	(9,227)	(28,080)	(29,505)	(44,594)
Comprehensive income attributable to noncontrolling interest	(335)	(366)	(447)	(453)
Comprehensive net loss attributable to ION	$(9,562)	$(28,446)	$(29,952)	$(45,047)
See accompanying Footnotes to Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net loss	$(29,535)	$(43,839)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization (other than multi-client data library)	2,098	4,778
Amortization of multi-client data library	19,396	19,557
Stock-based compensation expense	2,831	2,043
Deferred income taxes	(467)	(1,866)
Changes in operating assets and liabilities:
Accounts receivable	8,734	3,896
Unbilled receivables	21,575	24,013
Inventories	735	(445)
Accounts payable, accrued expenses and accrued royalties	(6,054)	(10,629)
Deferred revenue	(3,337)	(445)
Other assets and liabilities	(1,711)	2,733
Net cash provided by (used in) operating activities	14,265	(204)
Cash flows from investing activities:
Investment in multi-client data library	(14,782)	(13,782)
Purchase of property, plant and equipment	(1,412)	(424)
Net cash used in investing activities	(16,194)	(14,206)
Cash flows from financing activities:
Payments under revolving line of credit	—	(10,000)
Payments on notes payable and long-term debt	(1,406)	(29,699)
Net proceeds from issuance of stock	—	47,219
Dividend payment to noncontrolling interest	—	(200)
Other financing activities	(551)	(881)
Net cash (used in) provided by financing activities	(1,957)	6,439
Effect of change in foreign currency exchange rates on cash, cash equivalents and restricted cash	(102)	264
Net decrease in cash, cash equivalents and restricted cash	(3,988)	(7,707)
Cash, cash equivalents and restricted cash at beginning of period	33,854	52,419
Cash, cash equivalents and restricted cash at end of period	$29,866	$44,712
The following table is a reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets:

	June 30,
	2019	2018
	(In thousands)
Cash and cash equivalents	$29,563	$44,349
Restricted cash included in prepaid expenses and other current assets	303	60
Restricted cash included in other long-term assets	—	303
Total cash, cash equivalents, and restricted cash shown in statements of cash flows	$29,866	$44,712
See accompanying Footnotes to Condensed Consolidated Financial Statements.

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
(UNAUDITED)

	Three months ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity (Deficit)
(In thousands, except shares)	Shares	Amount
Balance at April 1, 2019	14,069,520	$141	$953,679	$(947,452)	$(19,472)	$1,665	$(11,439)
Comprehensive income (loss):
Net (loss) income	—	—	—	(8,622)	—	335	(8,287)
Translation adjustments	—	—	—	—	(940)	59	(881)
Stock-based compensation expense	—	—	1,538	—	—	—	1,538
Exercise of stock options	18,750	1	58	—	—	—	59
Vesting of restricted stock units/awards	133,432	1	(1)	—	—	—	—
Restricted stock cancelled for employee minimum income taxes	(50,141)	(1)	(370)	—	—	—	(371)
Balance at June 30, 2019	14,171,561	$142	$954,904	$(956,074)	$(20,412)	$2,059	$(19,381)

	Six months ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity (Deficit)
(In thousands, except shares)	Shares	Amount
Balance at January 1, 2019	14,015,615	$140	$952,626	$(926,092)	$(20,442)	$1,592	$7,824
Comprehensive income (loss):
Net (loss) income	—	—	—	(29,982)	—	447	(29,535)
Translation adjustments	—	—	—	—	30	20	50
Stock-based compensation expense	—	—	2,831	—	—	—	2,831
Exercise of stock options	24,500	1	76	—	—	—	77
Vesting of restricted stock units/awards	201,631	2	(2)	—	—	—	—
Restricted stock cancelled for employee minimum income taxes	(70,185)	(1)	(627)	—	—	—	(628)
Balance at June 30, 2019	14,171,561	$142	$954,904	$(956,074)	$(20,412)	$2,059	$(19,381)

	Three months ended June 30, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
(In thousands, except shares)	Shares	Amount
Balance at April 1, 2018	13,909,509	$139	$950,464	$(873,347)	$(17,054)	$1,317	$61,519
Comprehensive income (loss):
Net (loss) income	—	—	—	(25,866)	—	366	(25,500)
Translation adjustment	—	—	—	—	(2,580)	(204)	(2,784)
Dividend payment to noncontrolling interest	—	—	—	—	—	(200)	(200)
Stock-based compensation expense	—	—	1,231	—	—	—	1,231
Exercise of stock options	58,836	—	182	—	—	—	182
Vesting of restricted stock units/awards	56,830	1	(1)	—	—	—	—
Restricted stock cancelled for employee minimum income taxes	(22,176)	—	(527)	—	—	—	(527)
Balance at June 30, 2018	14,002,999	$140	$951,349	$(899,213)	$(19,634)	$1,279	$33,921

	Six months ended June 30, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
(In thousands, except shares)	Shares	Amount
Balance at January 1, 2018	12,019,701	$120	$903,247	$(854,921)	$(18,879)	$1,239	$30,806
Comprehensive income (loss):
Net (loss) income	—	—	—	(44,292)	—	453	(43,839)
Translation adjustment	—	—	—	—	(755)	(213)	(968)
Dividend payment to noncontrolling interest	—	—	—	—	—	(200)	(200)
Stock-based compensation expense	—	—	2,043	—	—	—	2,043
Exercise of stock options	70,086	—	217	—	—	—	217
Vesting of restricted stock units/awards	137,844	2	(2)	—	—	—	—
Restricted stock cancelled for employee minimum income taxes	(44,632)	—	(1,137)	—	—	—	(1,137)
Public equity offering	1,820,000	18	46,981	—	—	—	46,999
Balance at June 30, 2018	14,002,999	$140	$951,349	$(899,213)	$(19,634)	$1,279	$33,921

ION GEOPHYSICAL CORPORATION AND SUBSIDIARIES
FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1)    Summary of Significant Accounting Policies
Basis of Presentation
The condensed consolidated balance sheet of ION Geophysical Corporation and its subsidiaries (collectively referred to as the “Company” or “ION,” unless the context otherwise requires) at December 31, 2018, has been derived from the Company’s audited consolidated financial statements at that date. The condensed consolidated balance sheet at June 30, 2019, and the condensed consolidated statements of operations, comprehensive income (loss) and condensed consolidated statements of stockholders' (deficit) equity for the three and six months ended June 30, 2019 and 2018 and the condensed consolidated statements of cash flows for the six months ended June 30, 2019 and 2018, are unaudited. In the opinion of management, all adjustments of a normal recurring nature that are necessary for a fair presentation of the results of the interim period have been included. Interim results are not necessarily indicative of the operating results for a full year or of future operations. Intercompany transactions and balances have been eliminated.
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
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in Note 1 “Summary of Significant Accounting Policies.” of the Annual Report on Form 10-K for the year ended December 31, 2018. There have been no changes in such policies or the application of such policies during the six months ended June 30, 2019 except as discussed in Note 2 “Recent Accounting Pronouncements” and Note 11 “Lease Obligations.”
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
(2)    Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted
On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) 2016-2, “Leases (Topic 842)” using the modified retrospective method. This ASU requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under the previous guidance. The Company used January 1, 2018, the beginning of the earliest comparative period presented in its condensed consolidated financial statements, as the date of initial application. The Company elected the practical expedients upon transition which will retain the lease classification for leases and any unamortized initial direct costs that existed prior to the adoption of the standard.
The adoption of the standard resulted in ROU assets of $59.5 million and operating lease liabilities of $70.6 million on the condensed consolidated balance sheets as of January 1, 2018. The difference between the ROU assets and operating lease liabilities is due to the derecognition of $11.1 million in deferred rent recorded within other long-term liabilities. There was no impact on the condensed consolidated statements of operations and cash flows. The adoption of the standard had no impact on the debt covenant compliance under existing agreements. Short-term leases, which are leases with a duration of twelve months or less, have not been recorded in the condensed consolidated balance sheets. See Note 11 “Lease Obligations.” for further discussion.
Accounting Pronouncements Not Yet Adopted
In June 2016, the Financial Accounting Standards Board issued ASU No. 2016-13, “Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments.” The guidance will replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance is effective for public companies for interim and annual periods beginning after December 15, 2019, with early adoption permitted for interim and annual periods beginning after December 15, 2018. The Company is in the initial stages of evaluating the impact of this standard on the condensed consolidated financial statements.
(3)    Segment Information
During the first quarter of 2019, the Company consolidated its operating segments from three into two, eliminating the separate presentation of its Ocean Bottom Integrated Technologies segment. This consolidation aligns with the Company’s asset light business model and evolved strategy to commercialize components of the Company’s next generation ocean bottom nodal system, 4Sea™, instead of operating a crew. The Company is offering 4Sea components more broadly to the growing number of Ocean Bottom Seismic (“OBS”) service providers under recurring revenue commercial strategies to enable it to share in the value the technology delivers. The Company may also license the right to manufacture and use the 4Sea nodal technology to a service provider on a value-based pricing model, such as a royalty stream. Revenues from 4Sea would be recognized through the relevant segments, either E&P Technology & Services or Operations Optimization.
Accordingly, as of first quarter 2019, the Company evaluates and reviews its results of operations based on two reporting segments: E&P Technology & Services and Operations Optimization. Refer to Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information about each business segment’s business, products and services.
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

The following table is a summary of segment information (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
Net revenues:
E&P Technology & Services:
New Venture	$5,018		$8,125		$18,489		$21,851
Data Library	17,794		1,725		27,742		7,673
Total multi-client revenues	22,812		9,850		46,231		29,524
Imaging Services	5,711		5,338		9,395		10,232
Total	28,523		15,188		55,626		39,756
Operations Optimization:
Devices	7,532		4,761		12,352		8,919
Optimization Software & Services	5,720		4,794		10,753		9,576
Total	13,252		9,555		23,105		18,495
Total net revenues	$41,775		$24,743		$78,731		$58,251
Gross profit (loss):
E&P Technology & Services	$12,357		$(4,856)		$17,797		$(513)
Operations Optimization	7,226		4,933		11,698		9,244
Segment gross profit	19,583		77		29,495		8,731
Other (a)	—		(1,594)		—		(3,395)
Total gross profit (loss)	$19,583		$(1,517)		$29,495		$5,336
Gross margin:
E&P Technology & Services	43%		(32)%		32%		(1)%
Operations Optimization	55%		52%		51%		50%
Segment gross margin	47%		—%		37%		15%
Other	—%		(6)%		—%		(6)%
Total gross margin	47%		(6)%		37%		9%
Income (loss) from operations:
E&P Technology & Services	$5,237		$(10,206)		$3,622		$(11,000)
Operations Optimization	2,644		1,243		2,814		2,029
Support and other	(10,434)	(b)	(13,556)	(b)	(24,926)	(c)	(26,188)	(c)
Loss from operations	(2,553)		(22,519)		(18,490)		(35,159)
Interest expense, net	(3,111)		(2,911)		(6,223)		(6,747)
Other income (expense), net	96		84		(696)		(707)
Loss before income taxes	$(5,568)		$(25,346)		$(25,409)		$(42,613)
(a) Relates to gross loss of previously reported Ocean Bottom Integrated Technologies segment.
(b) Includes loss from operations of previously reported Ocean Bottom Integrated Technologies segment of $0.7 million and $2.9 million for the three months ended June 30, 2019 and 2018, respectively, which consists of item (a) above and operating expenses of $0.7 million and $1.3 million for the three months ended June 30, 2019 and 2018, respectively.
(c) Includes loss from operations of previously reported Ocean Bottom Integrated Technologies segment of $1.6 million and $5.8 million for the six months ended June 30, 2019 and 2018, respectively, which consists of item (a) above and operating expenses of $1.6 million and $2.4 million for the six months ended June 30, 2019 and 2018, respectively.
(4)     Revenue From Contracts With Customers
The Company derives revenue from the (i) sale or license of multi-client and proprietary data, imaging services and E&P Advisors consulting services within its E&P Technologies & Services segment; (ii) sale, license and repair of seismic data acquisition systems and other equipment; and (iii) sale or license of seismic command and control software systems and software solutions for operations management within its Operations Optimization segment. All E&P Technology & Services’ revenues and the services component of Optimization Software & Services’ revenues under Operations Optimization segment are classified as service revenues. All other revenues are classified as product revenues.

The Company uses a five-step model to determine proper revenue recognition from customer contracts in accordance with Accounting Standards Codification Topic 606 (“ASC 606”) . Revenue is recognized when (i) a contract is approved by all parties; (ii) the goods or services promised in the contract are identified; (iii) the consideration we expect to receive in exchange for the goods or services promised is determined; (iv) the consideration is allocated to the goods and services in the contract; and (v) control of the promised goods or services is transferred to the customer. The Company applies the practical expedient in ASC 606 and does not disclose information about remaining contractual future performance obligations with an original term of one year or less within the footnotes.
Revenue by Geographic Area
The following table is a summary of net revenues by geographic area (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Latin America	$14,321	$7,594	$27,852	$17,446
North America	13,645	4,309	20,802	12,357
Europe	6,123	6,060	16,515	11,609
Asia Pacific	3,676	3,929	5,543	7,863
Africa	2,278	2,222	4,667	7,241
Middle East	1,106	441	2,465	1,190
Commonwealth of Independent States	626	188	887	545
Total	$41,775	$24,743	$78,731	$58,251
See Footnote 3 “Segment Information” of footnotes to the condensed consolidated financial statements for revenue by segment for the three and six months ended June 30, 2019 and 2018.
Unbilled Receivables
Unbilled receivables relate to revenues recognized on multi-client surveys, imaging services and devices equipment repairs on a proportionate basis, and on licensing of multi-client data libraries for which invoices have not yet been presented to the customer. The following table is a summary of unbilled receivables (in thousands):

	June 30, 2019	December 31, 2018
New Venture	$12,256	$38,430
Imaging Services	8,943	5,075
Devices	1,325	527
Total	$22,524	$44,032
The changes in unbilled receivables are as follows (in thousands):

Unbilled receivables at December 31, 2018	$44,032
Recognition of unbilled receivables	73,375
Revenues billed to customers	(94,883)
Unbilled receivables at June 30, 2019	$22,524

Deferred Revenue
Billing practices are governed by the terms of each contract based upon achievement of milestones or pre-agreed schedules. Billing does not necessarily correlate with revenue recognized on a proportionate basis as work is performed and control is transferred to the customer. Deferred revenue represents cash received in excess of revenue recognized as of the reporting period, but will be recognized in future periods. The following table is a summary of deferred revenues (in thousands):

	June 30, 2019	December 31, 2018
New Venture	$2,447	$5,797
Imaging Services	32	307
Devices	1,032	626
Optimization Software & Services	875	980
Total	$4,386	$7,710
The changes in deferred revenues are as follows (in thousands):

Deferred revenue at December 31, 2018	$7,710
Cash collected in excess of revenue recognized	2,032
Recognition of deferred revenue (a)	(5,356)
Deferred revenue at June 30, 2019	$4,386
(a) The majority of deferred revenue recognized relates to Company’s Ventures group.
The Company expects to recognize all deferred revenue within the next 12 months.
Credit Risks
The Company had one customer with sales that exceeded 10% of the Company’s consolidated net revenues for the six months ended June 30, 2019. There were no customers with sales that exceeded 10% of the Company’s consolidated net revenues for the six months ended June 30, 2018. Revenues related to these customers are included within the E&P Technology & Services segment.
At June 30, 2019, the Company had two customers that accounted for 26% of the Company’s total combined accounts receivable and unbilled receivable balances. At June 30, 2018, the Company had one customer with a balance that accounted for 11% of the Company’s total combined accounts receivable and unbilled receivable balances.
(5)    Long-term Debt

The following table is a summary of long-term debt (in thousands):

	June 30, 2019	December 31, 2018
Senior secured second-priority lien notes (maturing December 15, 2021)	$120,569	$120,569
Revolving credit facility (maturing August 16, 2023) (a)	—	—
Equipment finance leases (Note 11)	2,401	2,938
Other debt	291	1,159
Costs associated with issuances of debt	(2,440)	(2,925)
Total	120,821	121,741
Current maturities of long-term debt	(1,376)	(2,228)
Long-term debt, net of current maturities	$119,445	$119,513
(a) The maturity of the Credit Facility will accelerate to October 31, 2021 if the Company is unable to repay or extend the maturity of the Second Lien Notes.
Revolving Credit Facility
On August 16, 2018, ION Geophysical Corporation and its material U.S. subsidiaries — GX Technology Corporation, ION Exploration Products (U.S.A), Inc. and I/O Marine Systems Inc. (the “Material U.S. Subsidiaries”) — along with GX Geoscience Corporation, S. de R.L. de C.V., a limited liability company (Sociedad de Responsibilidad Limitada de Capital Variable) organized under the laws of Mexico, and a subsidiary of the Company (the “Mexican Subsidiary”) (the Material U.S. Subsidiaries and the

Mexican Subsidiary are collectively, the “Subsidiary Borrowers”, together with ION Geophysical Corporation are the “Borrowers”) — the financial institutions party thereto, as lenders, and PNC Bank, National Association (“PNC”), as agent for the lenders, entered into that certain Third Amendment and Joinder to Revolving Credit and Security Agreement (the “Third Amendment”), amending the Revolving Credit and Security Agreement, dated as of August 22, 2014 (as previously amended by the First Amendment to Revolving Credit and Security Agreement, dated as of August 4, 2015 and the Second Amendment to Revolving Credit and Security Agreement, dated as of April 28, 2016, the “Credit Agreement”). The Credit Agreement, as amended by the First Amendment, the Second Amendment and the Third Amendment is herein called the “Credit Facility”).
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
The maximum amount under the Credit Facility is the lesser of $50.0 million or a monthly borrowing base. The borrowing base under the Credit Facility will increase or decrease monthly using a formula based on certain eligible receivables, eligible inventory and other amounts, including a percentage of the net orderly liquidation value of the Borrowers’ multi-client library.  As of June 30, 2019, the borrowing base under the Credit Facility was $38.0 million, and there was no indebtedness under the Credit Facility.
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
The Credit Facility contains covenants that, among other things, limit or prohibit the Borrowers, subject to certain exceptions and qualifications, from incurring additional indebtedness in excess of permitted indebtedness (including finance lease obligations), repurchasing equity, paying dividends or distributions, granting or incurring additional liens on the Borrowers’ properties, pledging shares of the Borrowers’ subsidiaries, entering into certain merger transactions, entering into transactions with the Company’s affiliates, making certain sales or other dispositions of the Borrowers’ assets, making certain investments, acquiring other businesses and entering into sale-leaseback transactions with respect to the Borrowers’ property.
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
At June 30, 2019, the Company was in compliance with all of the covenants under the Credit Facility.
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
At June 30, 2019, the Company was in compliance with all of the covenants under the Second Lien Notes.
On or after December 15, 2019, the Company may, on one or more occasions, redeem all or a part of the Second Lien Notes at the redemption prices set forth below, plus accrued and unpaid interest and special interest, if any, on the Second Lien Notes redeemed during the twelve-month period beginning on December 15th of the years indicated below:

Date	Percentage
2019	105.50%
2020	103.50%
2021 and thereafter	100.00%
(6)    Net Loss Per Share
Basic net loss per share is computed by dividing net loss applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is determined based on the assumption that dilutive restricted stock and restricted stock unit awards have vested and outstanding dilutive stock options have been exercised and the aggregate proceeds were used to reacquire common stock using the average price of such common stock for the period. The total number of shares issuable pursuant to outstanding stock options at June 30, 2019 and 2018 of 766,659 and 815,791, respectively, were excluded as their inclusion would have an anti-dilutive effect. The total number of shares issuable pursuant to restricted stock units awards outstanding at June 30, 2019 and 2018 of 794,994 and 128,131, respectively, were excluded as their inclusion would have an anti-dilutive effect.
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
The tax provision for the six months ended June 30, 2019 has been calculated using the Company’s overall estimated annual effective tax rate based on projected 2019 full year results. The Company’s effective tax rates for the three months ended June 30, 2019 and 2018 were (48.8)% and (0.6)%, respectively. The Company’s effective tax rates for the six months ended June 30, 2019 and 2018 were (16.2)% and (2.9)%, respectively. The Company’s effective tax rates for the three and six months ended June 30, 2019 and 2018 were negatively impacted by the change in valuation allowance related to U.S. operating losses for which the Company cannot currently recognize a tax benefit. The Company’s income tax expense for the six months ended June 30, 2019 of $4.1 million primarily relates to results from the Company’s non-U.S. businesses.
As of June 30, 2019, the Company has approximately $0.4 million of unrecognized tax benefits and does not expect to recognize significant increases in unrecognized tax benefits during the next twelve-month period. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense.
As of June 30, 2019, the Company’s U.S. federal tax returns for 2015 and subsequent years remain subject to examination by tax authorities. In the Company’s foreign tax jurisdictions, tax returns for 2012 and subsequent years generally remain open to examination.

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
In May 2014, the District Court entered a Final Judgment against the Company in the amount of $123.8 million. This included the jury award ($12.5 million in reasonable royalties plus $93.4 million in lost profits), $10.9 million in pre-judgment interest on lost profits, and $9.4 million in supplemental damages that the judge imposed for DigiFIN units that were supplied from the U.S. during the trial and during other periods that the jury did not consider. The Final Judgment also enjoined the Company from supplying DigiFINs or any parts unique to DigiFINs in or from the United States. The Company has conducted its business in compliance with the District Court’s orders, and has reorganized its operations such that it no longer supplies DigiFINs or any parts unique to DigiFINs in or from the United States.
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
On February 19, 2019, the Company filed a motion for a new trial as to lost profits in the District Court. In the motion, the Company argued that a new trial on lost profits is necessary, since WesternGeco cannot demonstrate that it established, at trial, with undisputed evidence, that the one remaining patent claim covers technology that was necessary to perform the surveys upon which the lost profits award was based. On March 20, 2019, WesternGeco filed an opposition to our motion for a new trial, arguing that undisputed evidence established that the one remaining patent claim was necessary to perform the ten lost profits surveys. On that same date, WesternGeco filed a cross motion for entry of a judgment of $105.4 million in lost profits and pre- and post-judgment interest. The Company filed a reply to WesternGeco’s opposition motion on April 9, 2019 and an opposition to WesternGeco’s cross motion on April 18, 2019. On May 3, 2019, WesternGeco filed a reply in support of its cross motion for entry of judgment.
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

(9)    Details of Selected Balance Sheet Accounts
Inventories

A summary of inventories follows (in thousands):	June 30, 2019	December 31, 2018
Raw materials and subassemblies	$19,383	$20,011
Work-in-process	2,049	1,032
Finished goods	5,404	8,111
Reserve for excess and obsolete inventories	(13,443)	(15,024)
Inventories, net	$13,393	$14,130
Property, Plant and Equipment

A summary of property, plant and equipment follows (in thousands):	June 30, 2019	December 31, 2018
Buildings	$15,756	$15,707
Machinery and equipment	133,372	132,135
Seismic rental equipment	1,157	1,423
Furniture and fixtures	3,878	3,859
Other	30,427	30,104
Total	184,590	183,228
Less accumulated depreciation	(134,923)	(133,634)
Less impairment of long-lived assets	(36,553)	(36,553)
Property, plant and equipment, net	$13,114	$13,041
Total depreciation expense, including amortization of assets recorded under equipment finance leases, for the six months ended June 30, 2019 and 2018 was $1.6 million and $4.2 million, respectively.
Multi-Client Data Library

The change in multi-client data library are as follows (in thousands):	June 30, 2019	December 31, 2018
Gross costs of multi-client data creation	$984,622	$972,309
Less accumulated amortization	(796,256)	(776,860)
Less impairments to multi-client data library	(121,905)	(121,905)
Multi-client data library, net	$66,461	$73,544

The Company periodically reviews the value of its multi-client data library assets and related liabilities and makes adjustments, as necessary.
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

Stock-Based Compensation
The total number of shares issued or reserved for future issuance under outstanding stock options at June 30, 2019 and 2018 was 766,659 and 815,791, respectively, and the total number of shares of restricted stock and shares reserved for restricted stock units outstanding at June 30, 2019 and 2018 was 794,994 and 128,131, respectively. The total number of stock appreciation rights (“SARs”) awards outstanding at June 30, 2019 and 2018 was 1,063,013 and 530,865, respectively. The following table presents a summary of the activity related to stock options, restricted stock, restricted stock unit awards and SARs awards for the six months ended June 30, 2019:

	Stock Options	Restricted Stock and Unit Awards	Stock Appreciation Rights
	Number of Shares
Outstanding at December 31, 2018	785,890	1,044,125	1,481,541
Granted	10,000	17,500	—
Stock options and SARs exercised/restricted stock and unit awards vested	(24,500)	(201,631)	(50,000)
Cancelled/forfeited	(4,731)	(65,000)	(368,528)
Outstanding at June 30, 2019	766,659	794,994	1,063,013
Cancelled/forfeited SARs relates to the 2015 issuance of 176,528 awards that expired during the current period and also 192,000 forfeited awards of the former Chief Executive Officer. Stock-based compensation expense recognized for the six months ended June 30, 2019 and 2018, totaled $2.8 million and $2.0 million, respectively. SARs expense recognized for the six months ended June 30, 2019 and 2018, totaled $2.0 million and $2.5 million, respectively.
SARs awards are considered liability awards and as such, these amounts are accrued in the liability section of the condensed consolidated balance sheets. The Company calculated the fair value of each award as of June 30, 2019 and December 31, 2018 using a Monte Carlo simulation model. The following assumptions were used:

	June 30, 2019	December 31, 2018
Risk-free interest rates	1.97%	3.0%
Expected lives (in years)	5.31	5.31
Expected dividend yield	—%	—%
Expected volatility	86.1%	82.9%
(11)    Lease Obligations
The Company determines if an arrangement is a lease at inception by considering whether (1) explicitly or implicitly identified assets have been deployed in the agreement and (2) the Company obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the agreement. Amounts related to operating leases are included in “Right-of-use assets”, “Current maturities of operating lease liabilities” and “Operating lease liabilities, net of current maturities” in the condensed consolidated balance sheets. Amounts related to finance leases are included in “Property, plant and equipment, net”, “Current maturities of long-term debt”, and “Long-term debt, net of current maturities” in the condensed consolidated balance sheets.
ROU assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets are recognized at the commencement date and consist of the present value of remaining lease payments over the lease term, initial direct costs, prepaid lease payments less any lease incentives. Operating lease liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. The Company uses the implicit rate, when readily determinable or the incremental borrowing rate based on the information available at commencement date to determine the present value of lease payments. The lease terms may include options to extend or terminate the lease which are recorded in the financial statements if it is reasonably certain that the Company will exercise such options. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Lease agreements with lease and non-lease components are accounted for separately. The Company does not recognize leases with terms of less than twelve months in the condensed consolidated balance sheets and will recognizes those lease payments in the condensed consolidated statements of operations on a straight-line basis over the lease term.

The Company leases offices, processing centers, warehouse spaces and, to a lesser extent, certain equipment. These leases have remaining terms of 1 year to 7 years, some of which have options to extend for up to 10 years and/or options to terminate within 1 year. The options to renew are not recognized as part of the Company’s ROU assets and operating lease liabilities as the Company is not reasonably certain that it will exercise these options.
Total operating lease expense, including short-term lease expense was $5.7 million and $6.2 million for the six months ended June 30, 2019 and 2018, respectively.
Future maturities of lease obligations follows (in thousands):

For the year ending June 30,	Operating Leases	Finance Leases	Total
2020	$13,202	$1,254	$14,456
2021	12,419	1,254	13,673
2022	11,411	129	11,540
2023	11,362	—	11,362
2024	6,898	—	6,898
Thereafter	6,433	—	6,433
Total lease payments	61,725	2,637	64,362
Less imputed interest	(11,842)	(236)	(12,078)
Total	$49,883	$2,401	$52,284
The weighted average remaining lease term as of June 30, 2019 and December 31, 2018 was 5.10 years and 5.26 years, respectively. The weighted average discount rate used to determine the operating lease liability as of June 30, 2019 and December 31, 2018 was 6.47% and 6.25%, respectively.
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
(12)    Supplemental Cash Flow Information and Non-cash Activity
Supplemental disclosure of cash flow information are as follows (in thousands):

	Six Months Ended June 30,
	2019	2018
Cash paid during the period for:
Interest	$5,895	$6,620
Income taxes	6,676	1,354
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
The carrying amounts of the Company’s long-term debt as of June 30, 2019 and December 31, 2018 were $123.3 million and $124.7 million, respectively, compared to its fair values of $118.9 million and $120.7 million as of June 30, 2019 and December 31, 2018, respectively. The fair value of the long-term debt was calculated using Level 1 inputs, including an active market price.
Fair value measurements are applied with respect to non-financial assets and liabilities on a non-recurring basis, which would consist primarily of goodwill, multi-client data library and property, plant and equipment.

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

	June 30, 2019
Balance Sheet	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$9,153	$62	$20,348	$—	$29,563
Accounts receivable, net	8	9,862	7,733	—	17,603
Unbilled receivables	—	10,928	11,596	—	22,524
Inventories, net	—	7,874	5,519	—	13,393
Prepaid expenses and other current assets	3,816	1,369	2,569	—	7,754
Total current assets	12,977	30,095	47,765	—	90,837
Deferred income tax asset	805	6,729	125	—	7,659
Property, plant and equipment, net	648	8,100	4,366	—	13,114
Multi-client data library, net	—	62,438	4,023	—	66,461
Investment in subsidiaries	838,192	251,427	—	(1,089,619)	—
Goodwill	—	—	22,907	—	22,907
Intercompany receivables	—	90,564	78,620	(169,184)	—
Right-of-use assets	16,292	18,149	5,485	—	39,926
Other assets	1,299	147	71	—	1,517
Total assets	$870,213	$467,649	$163,362	$(1,258,803)	$242,421
LIABILITIES AND (DEFICIT) EQUITY
Current liabilities:
Current maturities of long-term debt	$289	$1,087	$—	$—	$1,376
Accounts payable	2,471	30,949	2,979	—	36,399
Accrued expenses	12,414	11,822	8,007	—	32,243
Accrued multi-client data library royalties	—	16,254	215	—	16,469
Deferred revenue	—	3,102	1,284	—	4,386
Current maturities of operating lease liabilities	5,069	5,481	1,270	—	11,820
Total current liabilities	20,243	68,695	13,755	—	102,693
Long-term debt, net of current maturities	118,131	1,314	—	—	119,445
Operating lease liabilities, net of current maturities	15,325	17,979	4,759	—	38,063
Intercompany payables	736,389	—	—	(736,389)	—
Other long-term liabilities	1,565	36	—	—	1,601
Total liabilities	891,653	88,024	18,514	(736,389)	261,802
(Deficit) Equity:
Common stock	142	290,460	47,776	(338,236)	142
Additional paid-in capital	954,904	180,700	203,909	(384,609)	954,904
Accumulated earnings (deficit)	(956,074)	391,398	(6,452)	(384,946)	(956,074)
Accumulated other comprehensive income (loss)	(20,412)	4,281	(22,453)	18,172	(20,412)
Due from ION Geophysical Corporation	—	(487,214)	(79,991)	567,205	—
Total stockholders’ (deficit) equity	(21,440)	379,625	142,789	(522,414)	(21,440)
Noncontrolling interest	—	—	2,059	—	2,059
Total (deficit) equity	(21,440)	379,625	144,848	(522,414)	(19,381)
Total liabilities and (deficit) equity	$870,213	$467,649	$163,362	$(1,258,803)	$242,421

	December 31, 2018
Balance Sheet	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$13,782	$47	$19,722	$—	$33,551
Accounts receivable, net	8	17,349	8,771	—	26,128
Unbilled receivables	—	12,697	31,335	—	44,032
Inventories, net	—	8,721	5,409	—	14,130
Prepaid expenses and other current assets	3,891	1,325	2,566	—	7,782
Total current assets	17,681	40,139	67,803	—	125,623
Deferred income tax asset	805	6,261	125	—	7,191
Property, plant and equipment, net	489	8,922	3,630	—	13,041
Multi-client data library, net	—	70,380	3,164	—	73,544
Investment in subsidiaries	836,002	247,359	—	(1,083,361)	—
Goodwill	—	—	22,915	—	22,915
Intercompany receivables	—	305,623	60,255	(365,878)	—
Right-of-use assets	18,513	21,350	7,940	—	47,803
Other assets	1,723	643	69	—	2,435
Total assets	$875,213	$700,677	$165,901	$(1,449,239)	$292,552
LIABILITIES AND (DEFICIT) EQUITY
Current liabilities:
Current maturities of long-term debt	$1,159	$1,069	$—	$—	$2,228
Accounts payable	2,407	29,602	2,904	—	34,913
Accrued expenses	7,011	10,036	14,364	—	31,411
Accrued multi-client data library royalties	—	29,040	216	—	29,256
Deferred revenue	—	6,515	1,195	—	7,710
Current maturities of operating lease liabilities	5,155	5,633	1,426	—	12,214
Total current liabilities	15,732	81,895	20,105	—	117,732
Long-term debt, net of current maturities	117,644	1,869	—	—	119,513
Operating lease liabilities, net of current maturities	17,841	21,237	6,514	—	45,592
Intercompany payables	716,051	—		(716,051)	—
Other long-term liabilities	1,713	178	—	—	1,891
Total liabilities	868,981	105,179	26,619	(716,051)	284,728
Equity:
Common stock	140	290,460	47,776	(338,236)	140
Additional paid-in capital	952,626	180,700	203,908	(384,608)	952,626
Accumulated earnings (deficit)	(926,092)	390,691	(12,475)	(378,216)	(926,092)
Accumulated other comprehensive income (loss)	(20,442)	4,324	(22,023)	17,699	(20,442)
Due from ION Geophysical Corporation	—	(270,677)	(79,496)	350,173	—
Total stockholders’ (deficit) equity	6,232	595,498	137,690	(733,188)	6,232
Noncontrolling interest	—	—	1,592	—	1,592
Total equity	6,232	595,498	139,282	(733,188)	7,824
Total liabilities and equity	$875,213	$700,677	$165,901	$(1,449,239)	$292,552

	Three Months Ended June 30, 2019
Income Statement	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Net revenues	$—	$26,465	$15,310	$—	$41,775
Cost of sales	—	15,741	6,451	—	22,192
Gross profit	—	10,724	8,859	—	19,583
Total operating expenses	8,977	9,153	4,006	—	22,136
Income (loss) from operations	(8,977)	1,571	4,853	—	(2,553)
Interest expense, net	(3,197)	(58)	144	—	(3,111)
Intercompany interest, net	223	(2,051)	1,828	—	—
Equity in earnings of investments	3,511	6,387	—	(9,898)	—
Other income (expense), net	(19)	(88)	203	—	96
Net income (loss) before income taxes	(8,459)	5,761	7,028	(9,898)	(5,568)
Income tax expense	163	1,162	1,394	—	2,719
Net income (loss)	(8,622)	4,599	5,634	(9,898)	(8,287)
Net income attributable to noncontrolling interest	—	—	(335)	—	(335)
Net income (loss) attributable to ION	$(8,622)	$4,599	$5,299	(9,898)	$(8,622)
Comprehensive net income (loss)	$(9,562)	$4,599	$4,342	$(8,606)	$(9,227)
Comprehensive income attributable to noncontrolling interest	—	—	(335)	—	(335)
Comprehensive net income (loss) attributable to ION	$(9,562)	$4,599	$4,007	$(8,606)	$(9,562)

	Three Months Ended June 30, 2018
Income Statement	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Net revenues	$—	$12,466	$12,277	$—	$24,743
Cost of sales	—	17,746	8,514	—	26,260
Gross profit (loss)	—	(5,280)	3,763	—	(1,517)
Total operating expenses	10,334	7,145	3,523	—	21,002
Income (loss) from operations	(10,334)	(12,425)	240	—	(22,519)
Interest expense, net	(2,947)	(7)	43	—	(2,911)
Intercompany interest, net	304	(2,811)	2,507	—	—
Equity in earnings (losses) of investments	(11,202)	4,162	—	7,040	—
Other income (expense), net	(37)	3	118	—	84
Net income (loss) before income taxes	(24,216)	(11,078)	2,908	7,040	(25,346)
Income tax expense (benefit)	1,650	(418)	(1,078)	—	154
Net income (loss)	(25,866)	(10,660)	3,986	7,040	(25,500)
Net income attributable to noncontrolling interest	—	—	(366)	—	(366)
Net income (loss) attributable to ION	$(25,866)	$(10,660)	$3,620	7,040	$(25,866)
Comprehensive net income (loss)	$(28,446)	$(10,660)	$1,023	$10,003	$(28,080)
Comprehensive income attributable to noncontrolling interest	—	—	(366)	—	(366)
Comprehensive net income (loss) attributable to ION	$(28,446)	$(10,660)	$657	$10,003	$(28,446)

	Six Months Ended June 30, 2019
Income Statement	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Net revenues	$—	$44,078	$34,653	$—	$78,731
Cost of sales	—	35,941	13,295	—	49,236
Gross profit	—	8,137	21,358	—	29,495
Total operating expenses	21,816	18,228	7,941	—	47,985
Income (loss) from operations	(21,816)	(10,091)	13,417	—	(18,490)
Interest expense, net	(6,363)	(107)	247	—	(6,223)
Intercompany interest, net	523	2,598	(3,121)	—	—
Equity in earnings of investments	(1,658)	8,388	—	(6,730)	—
Other income (expense), net	(12)	(210)	(474)	—	(696)
Net income (loss) before income taxes	(29,326)	578	10,069	(6,730)	(25,409)
Income tax expense	656	(129)	3,599	—	4,126
Net income (loss)	(29,982)	707	6,470	(6,730)	(29,535)
Net income attributable to noncontrolling interest	—	—	(447)	—	(447)
Net income (loss) attributable to ION	$(29,982)	$707	6,023	$(6,730)	(29,982)
Comprehensive net income (loss)	$(29,952)	$664	$6,041	$(6,258)	$(29,505)
Comprehensive income attributable to noncontrolling interest	—	—	(447)	—	(447)
Comprehensive net income (loss) attributable to ION	$(29,952)	$664	$5,594	$(6,258)	$(29,952)

	Six Months Ended June 30, 2018
Income Statement	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
	(In thousands)
Net revenues	$—	$24,254	$33,997	$—	$58,251
Cost of sales	—	34,541	18,374	—	52,915
Gross profit (loss)	—	(10,287)	15,623	—	5,336
Total operating expenses	19,243	14,139	7,113	—	40,495
Income (loss) from operations	(19,243)	(24,426)	8,510	—	(35,159)
Interest expense, net	(6,830)	(13)	96	—	(6,747)
Intercompany interest, net	577	(5,130)	4,553	—	—
Equity in earnings (losses) of investments	(16,117)	14,382	—	1,735	—
Other income (expense), net	(225)	68	(550)	—	(707)
Net income (loss) before income taxes	(41,838)	(15,119)	12,609	1,735	(42,613)
Income tax expense (benefit)	2,454	(783)	(445)	—	1,226
Net income (loss)	(44,292)	(14,336)	13,054	1,735	(43,839)
Net income attributable to noncontrolling interests	—	—	(453)	—	(453)
Net income (loss) applicable to ION	$(44,292)	(14,336)	$12,601	$1,735	$(44,292)
Comprehensive net income (loss)	$(45,047)	$(14,384)	$11,825	$3,012	$(44,594)
Comprehensive income attributable to noncontrolling interest	—	—	(453)	—	(453)
Comprehensive net income (loss) attributable to ION	$(45,047)	$(14,384)	$11,372	$3,012	$(45,047)

	Six Months Ended June 30, 2019
Statement of Cash Flows	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Total Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$10,447	$4,668	$(850)	$14,265
Cash flows from investing activities:
Cash invested in multi-client data library	—	(10,215)	(4,567)	(14,782)
Purchase of property, plant and equipment	(146)	(395)	(871)	(1,412)
Net cash used in investing activities	(146)	(10,610)	(5,438)	(16,194)
Cash flows from financing activities:
Payments on notes payable and long-term debt	(868)	(538)	—	(1,406)
Intercompany lending	(13,511)	6,495	7,016	—
Other financing activities	(551)	—	—	(551)
Net cash provided by (used in) financing activities	(14,930)	5,957	7,016	(1,957)
Effect of change in foreign currency exchange rates on cash, cash equivalents and restricted cash	—	—	(102)	(102)
Net increase (decrease) in cash, cash equivalents and restricted cash	(4,629)	15	626	(3,988)
Cash, cash equivalents and restricted cash at beginning of period	14,085	47	19,722	33,854
Cash, cash equivalents and restricted cash at end of period	$9,456	$62	$20,348	$29,866
The following table is a reconciliation of cash and cash equivalents to total cash, cash equivalents, and restricted cash:

	June 30, 2019
	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Total Consolidated
	(In thousands)
Cash and cash equivalents	$9,153	$62	$20,348	$29,563
Restricted cash included in prepaid expenses and other current assets	303	—	—	303
Total cash, cash equivalents, and restricted cash shown in statements of cash flows	$9,456	$62	$20,348	$29,866

	Six Months Ended June 30, 2018
Statement of Cash Flows	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Total Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(19,329)	$21,410	$(2,285)	$(204)
Cash flows from investing activities:
Investment in multi-client data library	—	(10,605)	(3,177)	(13,782)
Purchase of property, plant and equipment	(250)	(6)	(168)	(424)
Net cash used in investing activities	(250)	(10,611)	(3,345)	(14,206)
Cash flows from financing activities:
Payments under revolving line of credit	(10,000)	—	—	(10,000)
Payments on notes payable and long-term debt	(29,570)	(129)	—	(29,699)
Intercompany lending	8,555	(10,670)	2,115	—
Net proceeds from issuance of stock	47,219	—	—	47,219
Dividend payment to non-controlling interest	(200)	—	—	(200)
Other financing activities	(881)	—	—	(881)
Net cash provided by (used in) financing activities	15,123	(10,799)	2,115	6,439
Effect of change in foreign currency exchange rates on cash, cash equivalents and restricted cash	—	—	264	264
Net decrease in cash, cash equivalents and restricted cash	(4,456)	—	(3,251)	(7,707)
Cash, cash equivalents and restricted cash at beginning of period	39,707	—	12,712	52,419
Cash, cash equivalents and restricted cash at end of period	$35,251	$—	$9,461	$44,712
The following table is a reconciliation of cash and cash equivalents to total cash, cash equivalents, and restricted cash:

	June 30, 2018
	ION Geophysical Corporation	The Guarantors	All Other Subsidiaries	Total Consolidated
	(In thousands)
Cash and cash equivalents	$34,888	$—	$9,461	$44,349
Restricted cash included in prepaid expenses and other current assets	60	—	—	60
Restricted cash included in other long-term assets	303	—	—	303
Total cash, cash equivalents, and restricted cash shown in statement of cash flows	$35,251	$—	$9,461	$44,712

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
Our Business
In this Form 10-Q, “ION Geophysical,” “ION,” “the company” (or, “the Company”), “we,” “our,” “ours” and “us” refer to ION Geophysical Corporation and its consolidated subsidiaries, except where the context otherwise requires or as otherwise indicated.
The information contained in this Quarterly Report on Form 10-Q contains references to trademarks, service marks and registered marks of ION and our subsidiaries, as indicated. Except where stated otherwise or unless the context otherwise requires, the terms “DigiFIN” and “Orca” refer to DigiFIN® and ORCA® registered marks owned by ION, and the terms “Marlin,” “Gator,” “SailWing,” and “4Sea” refers to the Marlin™, GATOR™, SailWing™ and 4Sea™ trademarks and service marks owned by ION.
We have been a technology leader for over 50 years with a strong history of innovation. While the traditional focus of our cutting-edge technology has been on the exploration and production (“E&P”) industry, we are now broadening and diversifying our business into relevant adjacent markets such as offshore logistics, port management, harbor security, defense and marine robotics.
Leveraging innovative technologies, we create value through data capture, analysis and optimization to enhance companies’ critical decision-making abilities and returns. Our offerings are focused on improving E&P decision-making and optimizing offshore operations. Our E&P offerings are designed to enable oil and gas companies to obtain higher resolution images of the Earth’s subsurface to reduce their risk in hydrocarbon exploration and development. We acquire, process and interpret data from seismic surveys on a multi-client or proprietary basis. Multi-client surveys are pre-funded, or underwritten, in part by our customers, and we contract with third party seismic data acquisition companies to acquire the seismic data, all of which is intended to minimize our risk exposure. We serve customers in most major energy producing regions of the world from strategically located offices in 19 cities on six continents.
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
During the first quarter of 2019, we consolidated our operating segments from three into two, eliminating the separate presentation of our Ocean Bottom Integrated Technologies segment. This consolidation aligns with our asset light business model and evolved strategy to commercialize components of the Company’s next generation ocean bottom nodal system, 4Sea, instead of operating a crew. We are offering 4Sea components more broadly to the growing number of OBS service providers under recurring revenue commercial strategies that will enable us to share in the value our technology delivers. We may also license the right to manufacture and use the 4Sea nodal technology to a service provider on a value-based pricing model, such as a royalty stream. Revenues from 4Sea would be recognized through the relevant segments, either E&P Technology & Services or Operations Optimization.
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
We made significant headway on the commercialization of 4Sea and SailWing, which target one of the real growth segments in our industry. We signed a memorandum of understanding with iSEISMIC to deploy the complete 4Sea next generation ocean bottom system. In addition, we leased our first SailWing system and new rechargeable battery technology under recurring revenue business models.
We have approximately 500 patents and pending patent applications in various countries around the world. Approximately 39% of our employees are in technical roles and over 19% of our employees have advanced degrees.
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
Our Ventures group leverages the world-class geoscience skills of both the Imaging Services and E&P Advisors groups to create global digital data assets that are licensed to multiple E&P companies to optimize their investment decisions. The global data library consists of over 637,000 km of 2-D and 240,000 sq. km of 3-D multi-client seismic data in virtually all major offshore petroleum provinces. Ventures provides services to manage multi-client or proprietary surveys, from survey planning and design to data acquisition and management, to final subsurface imaging and reservoir characterization. We focus on the technologically intensive components of the image development process, such as survey planning and design, and data processing and interpretation, while outsourcing asset-intensive components (such as field acquisition) to experienced contractors.
Our Imaging Services group offers data processing and imaging services designed to maximize image quality, helping E&P companies reduce exploration and production risk, evaluate and develop reservoirs, and increase production. Imaging Services develops subsurface images by applying its processing technology to data owned or licensed by its customers. We maintain approximately 19 petabytes of digital seismic data storage in four global data centers, including a core data center located in Houston.
Our E&P Advisors provide technical, commercial and strategic advice to host governments, E&P companies and private equity firms to evaluate oil and gas opportunities and/or assets worldwide, sharing in the value we create.
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
Our Devices group is engaged in the manufacture and repair of marine towed streamer positioning and control systems, analog geophone sensors and compasses, which have been deployed in marine robotics, scientific, E&P and other commercial applications.
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
Macroeconomic Conditions

Demand for our services and products is cyclical and dependent upon activity levels in the oil and gas industry, particularly our customers’ willingness to invest capital in the exploration for oil and natural gas. Our customers’ capital spending programs are generally based on their outlook for near-term and long-term economic growth, resource supply and demand, and commodity prices. Shale production dominated activity during the downturn due to its competitive break-even prices and short payback period compared to conventional exploration. Oil and gas projections suggest continued demand growth may create a supply gap in the middle of the next decade that shale may be unable to meet, necessitating offshore exploration and development.  The decline rate in existing oil fields is about 10%, which can be reduced to about 5% per year with infill and other enhanced recovery techniques. Due to the time it takes to develop and start producing oil and gas from new discoveries offshore, there’s an increasing need to reinvest in conventional resources offshore to meet demand in the middle of the next decade. We’re starting to see increasing pressure for a resumption in offshore investment and exploration activity to replace reserves and existing production.
Third-party reports indicate that global exploration and production spending is expected to increase by 8% in 2019, consistent with 8% in 2018 and up from 4% growth in 2017. In addition, this is the second consecutive year that international spending is expected to increase, where our offerings are more relevant.
The following is a summary of recent oil and gas pricing trends:

	Average Price (a)
Quarter Ended	Brent Crude (per bbl)	WTI Crude (per bbl)	Henry Hub Natural Gas (per mcf)
6/30/2019	69.04	59.88	2.57
3/31/2019	63.10	54.82	2.92
12/31/2018	67.99	59.50	3.77
9/30/2018	75.07	69.69	2.93
6/30/2018	74.44	67.60	2.84
3/31/2018	66.95	62.96	3.08

(a)	Source: U.S. Energy Information Administration (“EIA”).
Oil prices rose pretty steadily in the first half of 2018 due to moderate global demand growth and continued OPEC production cut compliance, the combination of which resulted in relative market equilibrium. In late June 2018, OPEC voted to boost production to offset potential losses due to sanctions in Venezuela and Iran as well as underproduction by some OPEC countries. However, those shortage concerns quickly dissipated as supply started outpacing demand due to Iran sanction waivers and higher than expected United States production. Crude prices dropped to nearly $50 per barrel before the end of 2018, reflecting global oil inventory builds and at or near record levels of production from the world’s three largest producers - the United States, Saudi Arabia and Russia. The EIA forecasts the Brent crude oil spot price will average $67 per barrel in the second half of 2019 and remain at that level in 2020, compared with an average of $71 per barrel in 2018. The slightly lower 2019 price forecast largely reflects uncertainty about the strength of global oil demand growth, which the EIA revised down from 1.4 to 1.1 mpbd this year. Slower oil demand growth, combined with strong supply growth in the United States, has helped build global oil inventories in the first half of 2019 and has limited any sustained upward pressure on oil prices. These factors have so far outweighed decreasing supply in Venezuela and Iran and the OPEC production cut extension through March of 2020.
Given the historical volatility of crude prices, there is a continued risk that if commodity prices do not continue to improve, or if they start to deteriorate again, demand for our services and products could decline.
Impact to Our Business
We are seeing signs of increasing activity in our business, primarily due to the strategic shift we made to move our offerings closer to the reservoir and the associated continued success of our 3-D multi-client reimaging programs as well as clients starting to renew interest in conventional offshore exploration. Generally, our revenue and EBITDA generation starts off slowly as customers set budgets in the first quarter, then picks up as they firm up plans throughout the year. Investments in our multi-client data library are dependent upon the timing of our new venture projects and the availability of underwriting by our customers. We continue to maintain high standards for underwriting new projects. Our asset light strategy enables us to scale our business to market conditions avoiding significant fixed costs and maintaining flexibility to manage the timing and amount of our capital expenditures.
In our E&P Technology & Services segment, new venture revenues decreased compared to the second quarter of 2018. This decrease was more than offset by the significant increase in our data library revenues. We invested $14.8 million in our multi-client data library during the first half of 2019 and we expect investments in our multi-client data library to be in a range of $35.0 million to $50.0 million for 2019, compared to the $28.3 million invested in 2018.
As of June 30, 2019, our E&P Technology & Services segment backlog, which consists of commitments for (i) Imaging Services work, (ii) new venture projects (both multi-client and proprietary) by our Ventures group underwritten by our customers and (iii) E&P Advisor projects, was $30.2 million compared to $21.9 million at December 31, 2018 and $36.1 million at June 30, 2018. The majority of our backlog relates to our 2-D multi-client seismic programs and our proprietary Imaging Services work. We anticipate that the majority of our backlog will be recognized as revenue over the remainder of 2019.
Within the Operations Optimization segment, both our Optimization Software & Services revenues and Devices revenues increased compared to the second quarter of 2018.
It is our view that technologies that provide a competitive advantage through improved imaging, lower costs, higher productivity, or enhanced safety will continue to be valued in our marketplace. We believe that our newest technologies, such as Marlin and 4Sea, will continue to attract customer interest because these technologies are designed to deliver those desirable attributes.
Key Financial Metrics
The table below provides an overview of key financial metrics for our company as a whole and our two business segments for the three and six months ended June 30, 2019, compared to the same period of 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except share data)
Net revenues:
E&P Technology & Services:
New Venture	$5,018	$8,125	$18,489	$21,851
Data Library	17,794	1,725	27,742	7,673
Total multi-client revenues	22,812	9,850	46,231	29,524
Imaging Services	5,711	5,338	9,395	10,232
Total	28,523	15,188	55,626	39,756
Operations Optimization:
Devices	7,532	4,761	12,352	8,919
Optimization Software & Services	5,720	4,794	10,753	9,576
Total	13,252	9,555	23,105	18,495
Total net revenues	$41,775	$24,743	$78,731	$58,251
Gross profit (loss):
E&P Technology & Services	$12,357	$(4,856)	$17,797	$(513)
Operations Optimization	7,226	4,933	11,698	9,244
Segment gross profit	19,583	77	29,495	8,731
Other (a)	—	(1,594)	—	(3,395)
Total gross profit (loss)	$19,583	$(1,517)	$29,495	$5,336
Gross margin:
E&P Technology & Services	43%	(32)%	32%	(1)%
Operations Optimization	55%	52%	51%	50%
Segment gross margin	47%	—%	37%	15%
Other	—%	(6)%	—%	(6)%
Total gross margin	47%	(6)%	37%	9%

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
Income (loss) from operations:
E&P Technology & Services	$5,237		$(10,206)		$3,622		$(11,000)
Operations Optimization	2,644		1,243		2,814		2,029
Support and other	(10,434)	(b)	(13,556)	(b)	(24,926)	(c)	(26,188)	(c)
Loss from operations	$(2,553)		$(22,519)		$(18,490)		$(35,159)
Operating margin:
E&P Technology & Services	18%		(67)%		7%		(28)%
Operations Optimization	20%		13%		12%		11%
Support and other	(25)%		(55)%		(32)%		(45)%
Total operating margin	(6)%		(91)%		(23)%		(60)%
Net loss attributable to ION	$(8,622)		$(25,866)		$(29,982)		$(44,292)
Net loss per share:
Basic	$(0.61)		$(1.86)		$(2.13)		$(3.31)
Diluted	$(0.61)		$(1.86)		$(2.13)		$(3.31)
Weighted average number of common shares outstanding:
Basic	14,098		13,928		14,065		13,374
Diluted	14,098		13,928		14,065		13,374

Special items:	360	(d)	2,495	(e)	4,820	(f)	3,738	(g)
Net loss attributable to ION, as adjusted	$(8,262)		$(23,371)		$(25,162)		$(40,554)
Net loss per share as adjusted:
Basic	$(0.59)		$(1.68)		$(1.79)		$(3.03)
Diluted	$(0.59)		$(1.68)		$(1.79)		$(3.03)
(a) Relates to our previously reported Ocean Bottom Integrated Technologies segment.
(b) Includes loss from operations of our previously reported Ocean Bottom Integrated Technologies segment of $0.7 million and $2.9 million for the three months ended June 30, 2019 and 2018, respectively, which consists of item (a) above and operating expense of $0.7 million and $1.3 million for the three months ended June 30, 2019 and 2018, respectively.
(c) Includes loss from operations of our previously reported Ocean Bottom Integrated Technologies segment of $1.6 million and $5.8 million for the six months ended June 30, 2019 and 2018, respectively, which consists of item (a) above and operating expense of $1.6 million and $2.4 million for the six months ended June 30, 2019 and 2018, respectively.
(d) Represents severance expense of $2.8 million partly offset by stock appreciation right awards credit of $2.4 million.
(e) Represents stock appreciation right awards and related expenses in the second quarter of 2018.
(f) Represents severance expense of $2.8 million and stock appreciation right awards expense of $2.0 million.
(g) Represents stock appreciation right awards and related expenses in the first half of 2018.
For a discussion of factors that could impact our future operating results and financial condition, see (i) Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, and (ii) Item 1A. “Risk Factors” in Part II of this Form 10-Q.
Results of Operations
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Our consolidated net revenues of $41.8 million for the three months ended June 30, 2019 (the “Current Quarter”) increased by $17.0 million, or 69%, compared to total net revenues of $24.7 million for the three months ended June 30, 2018 (the “Comparable Quarter”). Our total gross margin was 47% in the Current Quarter, as compared to (6)% in the Comparable Quarter. Our segment gross margin was 47% in the Current Quarter as compared to less than 1% in the Comparable Quarter. For the Current Quarter, our loss from operations was $2.6 million, compared to a loss of $22.5 million for the Comparable Quarter.
Net loss for the Current Quarter was $8.6 million, or $(0.61) per share, compared to $25.9 million, or $(1.86) per share, for the Comparable Quarter. Adjusted net loss for the Current Quarter was $8.3 million, or $(0.59) per share, compared to $23.4 million, or $(1.68) per share for the Comparable Quarter.

Net Revenues, Gross Profits and Gross Margins
E&P Technology & Services — Net revenues for the Current Quarter increased by $13.3 million, or 88%, to $28.5 million, compared to $15.2 million for the Comparable Quarter. Within the E&P Technology & Services segment, total multi-client revenues were $22.8 million, an increase of 132%. The increase in our Data Library revenues came from diverse geographic areas in North and South America. Our Current Quarter New Venture revenues decreased compared to the Comparable Quarter primarily due to the timing of our new programs. Imaging Services revenues of $5.7 million, a $0.4 million increase to the Comparable Quarter. The Current Quarter reflects a gross profit of $12.4 million, representing a 43% gross margin, compared to a gross loss of $4.9 million, or (32)% gross margin, in the Comparable Quarter. These improvements in gross profit and margin were due to the higher volume and mix of data library programs not subject to royalty expenses.
Operations Optimization — Total net revenues for the Current Quarter increased by $3.7 million, or 39% to $13.3 million, compared to $9.6 million for the Comparable Quarter. Optimization Software & Services net revenues for the Current Quarter increased by $0.9 million, or 19% to $5.7 million, compared to $4.8 million for the Comparable Quarter due to higher engineering service revenues primarily driven by increasing deployments of our Marlin offshore operations optimization software. Devices net revenues for the Current Quarter increased by $2.8 million, or 58%, to $7.5 million, compared to $4.8 million for the Comparable Quarter primarily due to an increase in sales of marine equipment replacement parts and repair revenues. The Current Quarter reflects a gross profit of $7.2 million, representing a 55% gross margin compared to a gross profit of $4.9 million, representing a 52% gross margin for the Comparable Quarter. Increase in gross profit is due to the revenue mix during the Current Quarter which consist of higher margin items as opposed to the Comparable Quarter.
Other — Gross loss of $1.6 million during the Comparable Quarter relates to depreciation expense. These assets were fully impaired as of December 31, 2018. Therefore, no depreciation expense related to these assets was recognized during the Current Quarter.
Operating Expenses
Research, Development and Engineering — Research, development and engineering expense increased $0.9 million, or 22%, to $5.2 million, for the Current Quarter, compared to $4.3 million for the Comparable Quarter due to higher spend in developing imaging algorithms and infrastructure, devices and software. We see significant long-term potential to invest in offerings that are designed to improve image quality, safety and productivity, which drives our investment decisions.
Marketing and Sales — Marketing and sales expense was consistent with Comparable Quarter.
General, Administrative and Other Operating Expenses — General, administrative and other operating expenses were consistent with Comparable Quarter.
Other Items
Interest Expense, Net — Interest expense, net, was $3.1 million for the Current Quarter compared to $2.9 million for the Comparable Quarter. The increase in interest expense resulted from finance leases that started during the third quarter of 2018. For additional information, please refer to “Liquidity and Capital Resources — Sources of Capital” below.
Income Tax Expense — Income tax expense for the Current Quarter was $2.7 million compared to $0.2 million for the Comparable Quarter. Our effective tax rates for the Current Quarter and Comparable Quarter were (48.8)% and (0.6)%, respectively. The income tax expense for the Current Quarter and Comparable Quarter primarily relates to results generated by our non-U.S. businesses. Our effective tax rates for the Current Quarter and Comparable Quarter were negatively impacted by the change in valuation allowance related to U.S. operating losses for which we cannot currently recognize a tax benefit. See further discussion of establishment of the deferred tax valuation allowance at Footnote 7 “Income Taxes” of Footnotes to Condensed Consolidated Financial Statements.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Our consolidated net revenues of $78.7 million for the six months ended June 30, 2019 (the “Current Period”) increased by $20.5 million, or 35%, compared to total net revenues of $58.3 million for the six months ended June 30, 2018 (the “Comparable Period”). Our total gross profit percentage for the Current Period was 37%, compared to 9%, for the Comparable Period. Our segment gross margin was 37% in the Current Period as compared to 15% in the Comparable Period. For the Current Period, our loss from operations was $18.5 million, compared to $35.2 million, for the Comparable Period.
Net loss for the Current Period was $30.0 million, or $(2.13) per share, compared to a net loss of $44.3 million, or $(3.31) per share, in the Comparable Period. Adjusted net loss for the Current Period was $25.2 million, or $(1.79) per share, compared to $40.6 million, or $(3.03) per share for the Comparable Period.

Net Revenues, Gross Profits and Gross Margins
E&P Technology & Services — Net revenues for the Current Period increased by $15.9 million, or 40%, to $55.6 million, compared to $39.8 million for the Comparable Period. The change in revenues during the Current Period is consistent with the changes described for the Current Quarter discussed above. Gross profit increased by $18.3 million to a gross profit of $17.8 million, or 32% gross margin, compared to a gross loss of $0.5 million, or (1)% gross margin, in the Comparable Period. These improvements in gross profit and margin were due to the higher volume and mix of data library programs not subject to royalty expenses.
Operations Optimization — Total net revenues for the Current Period increased by $4.6 million or 25%, to $23.1 million compared to $18.5 million for the Comparable Period. Optimization Software & Services net revenues for the Current Period increased by $1.2 million, or 13%, to $10.8 million compared to $9.6 million for the Comparable Period. Devices net revenues for the Current Period increased by $3.4 million, or 38%, to $12.4 million, compared to $8.9 million. The change in revenues during the Current Period is consistent with the changes described for the Current Quarter discussed above. Gross profit increased by $2.5 million to $11.7 million, representing a 51% gross margin, for the Current Period compared to $9.2 million, representing a 50% gross margin, for the Comparable Period. Increase in gross profit is due to the revenue mix during the Current Period which consist of higher margin items as opposed to the Comparable Period.
Other — Gross loss of $3.4 million during the Comparable Period relates to depreciation expense. These assets were fully impaired as of December 31, 2018. Therefore, no depreciation expense related to these assets was recognized during the Current Period.
Operating Expenses
Research, Development and Engineering — Research, development and engineering expense was $10.5 million for the Current Period, an increase of $2.0 million, or 23%, compared to $8.5 million for the Comparable Period due to higher spend in developing imaging algorithms and infrastructure, devices and software. We see significant long-term potential to invest in offerings that are designed to improve image quality, safety and productivity, which drives our investment decisions.
Marketing and Sales — Marketing and sales expense was $11.9 million for the Current Period, an increase of $0.7 million, or 6%, compared to $11.1 million, for the Comparable Period, primarily due to increased commission expenses driven by increased sales in the E&P Technology and Services segment.
General, Administrative and Other Operating Expenses — General, administrative and other operating expenses were $25.6 million for the Current Period, an increase of $4.7 million, or 23%, compared to $20.9 million for the Comparable Period. This increase was primarily due to the increase in compensation expense related to severance expense and stock appreciation rights awards expense.
Other Items
Interest Expense, net — Interest expense, net, was $6.2 million for the Current Period compared to $6.7 million for the Comparable Period. The decrease in interest expense resulted from lower outstanding debt during the Current Period. For additional information, please refer to “Liquidity and Capital Resources — Sources of Capital” below.
Income Tax Expense — Income tax expense for the Current Period was $4.1 million compared to $1.2 million for the Comparable Period. Our effective tax rates for the Current Period and Comparable Period were (16.2)% and (2.9)%, respectively. Our income tax expense for the Current Period and Comparable Periods, were primarily related to results from our non-US businesses. Our effective tax rate for the Current Period was negatively impacted by the change in valuation allowance related to U.S. operating losses for which we cannot currently recognize a tax benefit. See further discussion of establishment of the deferred tax valuation allowance at Footnote 7 “Income Taxes” of Notes to Unaudited Condensed Consolidated Financial Statements.

Liquidity and Capital Resources
Sources of Capital
As of June 30, 2019, we had total liquidity of $67.6 million, consisting of $29.6 million of cash on hand and $38.0 million of available borrowing capacity under our Credit Facility. Our cash requirements include working capital requirements and cash required for our debt service payments, multi-client seismic data acquisition activities and capital expenditures. As of June 30, 2019, we had working capital of $(11.9) million. Excluding current maturities of operating lease liabilities, our working capital would have been $(0.1) million. Working capital requirements are primarily driven by our investment in our multi-client data library ($14.8 million in the Current Period and $35.0 million to $50.0 million for the full year) and royalty payments for multi-client sales. Also, our headcount has traditionally been a significant driver of our working capital needs. As a significant portion of our business is involved in the planning, processing and interpretation of seismic data services, one of our largest investments is in our employees, which requires cash expenditures for their salaries, bonuses, payroll taxes and related compensation expenses, including stock appreciation awards, typically in advance of related revenue billings and collections.
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
Revolving Credit Facility
On August 16, 2018, we and our material U.S. subsidiaries — GX Technology Corporation, ION Exploration Products (U.S.A), Inc. and I/O Marine Systems, Inc. (the “Material U.S. Subsidiaries”) — along with GX Geoscience Corporation, S. de R.L. de C.V., a limited liability company (Sociedad de Responsibilidad Limitada de Capital Variable) organized under the laws of Mexico, and a subsidiary of the Company (the “Mexican Subsidiary”) (the Material U.S. Subsidiaries and the Mexican Subsidiary are collectively, the “Subsidiary Borrowers”, together with ION Geophysical Corporation are the “Borrowers”) — the financial institutions party thereto, as lenders, and PNC Bank, National Association (“PNC”), as agent for the lenders, entered into that certain Third Amendment and Joinder to Revolving Credit and Security Agreement (the “Third Amendment”), amending the Revolving Credit and Security Agreement, dated as of August 22, 2014 (as previously amended by the First Amendment to Revolving Credit and Security Agreement, dated as of August 4, 2015 and the Second Amendment to Revolving Credit and Security Agreement, dated as of April 28, 2016, the “Credit Agreement”). The Credit Agreement, as amended by the First Amendment, the Second Amendment and the Third Amendment is herein called the “Credit Facility”). The Third Amendment amended the Credit Agreement to, among other things:

•
extend the maturity date of the Credit Facility by approximately four years (from August 22, 2019 to August 16, 2023), subject to our retirement or extension of the maturity date of our Second Lien Notes, as defined below, which mature on December 15, 2021;

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
The borrowing base under the Credit Facility will increase or decrease monthly using a formula based on certain eligible receivables, eligible inventory and other amounts, including a percentage of the net orderly liquidation value of the Borrowers’ multi-client data library. As of June 30, 2019, the borrowing base under the Credit Facility was $38.0 million, and there was no outstanding indebtedness under the Credit Facility. The maturity of the Credit Facility will accelerate to October 31, 2021 if we are unable to repay or extend the maturity of the Second Lien Notes.
The Credit Facility requires us to maintain compliance with various covenants. At June 30, 2019, we were in compliance with all of the covenants under the Credit Facility. For further information regarding our Credit Facility, see above Footnote 5 “Long-term Debt” of Footnotes to Condensed Consolidated Financial Statements.
Senior Secured Notes
As of June 30, 2019, ION Geophysical Corporation’s 9.125% Senior Secured Second Priority Notes due December 2021 (the “Second Lien Notes”) had an outstanding aggregate principal amount of $120.6 million and are senior secured second-priority obligations guaranteed by the Material U.S. Subsidiaries and the Mexican Subsidiary. Interest on the Second Lien Notes is payable semiannually in arrears on June 15 and December 15 of each year during their term, except that the interest payment otherwise payable on June 15, 2021 will be payable on December 15, 2021.
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
At June 30, 2019, we were in compliance with all of the covenants under the Second Lien Notes.
On or after December 15, 2019, we may, on one or more occasions, redeem all or a part of the Second Lien Notes at the redemption prices set forth below, plus accrued and unpaid interest and special interest, if any, on the Second Lien Notes redeemed during the twelve-month period beginning on December 15th of the years indicated below:

Date	Percentage
2019	105.50%
2020	103.50%
2021 and thereafter	100.00%
Meeting our Liquidity Requirements
As of June 30, 2019, our total outstanding indebtedness (including equipment finance leases) was approximately $120.8 million, consisting primarily of approximately $120.6 million outstanding Second Lien Notes, $2.4 million of equipment finance leases and other short-term debt, partially offset by $2.4 million of debt issuance costs. As of June 30, 2019, there was no outstanding indebtedness under our Credit Facility.
For the Current Period, total capital expenditures, including the investments in our multi-client data library, were $16.2 million. We expect that our capital expenditures related to investments in our multi-client data library this year to be in the range of $35.0 million to $50.0 million. We expect capital expenditures related to property, plant and equipment to be in the range of $3.0 million to $5.0 million in 2019.
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
Cash Flow from Operations
In the Current Period, we generated $14.3 million of cash from operating activities compared to cash used from operating activities of $0.2 million for the Comparable Period. The increase was driven primarily by collections of our combined accounts and unbilled receivable balance and significantly improved revenues in the Current Period.

Cash Flow from Investing Activities
Cash used in investing activities was $16.2 million in the Current Period compared to $14.2 million for the Comparable Period. The principal uses of cash in our investing activities during the Current Period were $14.8 million invested in our multi-client data library and $1.4 million for capital expenditures related to property, plant and equipment.
The principal use of cash in our investing activities during the Comparable Period were $13.8 million invested in our multi-client data library and $0.4 million for capital expenditures related to property, plant and equipment.
Cash Flow from Financing Activities
Net cash used in financing activities was $2.0 million in the Current Period, compared to $6.4 million of cash provided by financing activities in the Comparable Period. Cash used in financing activities was related to $1.4 million of payments of long-term debt, including equipment finance leases in the Current Period.
The net cash provided by financing activities during the Comparable Period was related to $47.2 million of net cash received from our equity offering, $29.7 million of payments of long-term debt, including equipment finance leases, and a $10.0 million repayment of our Credit Facility in the Comparable Period.
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
Leases
On January 1, 2019, we adopted Accounting Standards Update (“ASU”) 2016-2, “Leases (Topic 842)” using the modified retrospective method. This ASU requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under the previous guidance. We used January 1, 2018, the beginning of the earliest comparative period presented in our condensed consolidated financial statements as our date of initial application. We elected the practical expedients upon transition which will retain the lease classification for leases and any unamortized initial direct costs that exist prior to the adoption of the standard.
The adoption of the standard resulted in $59.5 million and $70.6 million of right-of-use (“ROU”) assets and operating lease liabilities, respectively, on our condensed consolidated balance sheets as of January 1, 2018 and no impact on our condensed consolidated statements of operations and cash flows. The difference between the ROU assets and operating lease liabilities is due to the derecognition of $11.1 million in deferred rent recorded within other long-term liabilities. There was no impact on the condensed consolidated statements of operations and cash flows. The standard had no impact on our debt covenant compliance under existing agreements.
We determine if an arrangement is a lease at inception by considering whether (1) explicitly or implicitly identified assets have been deployed in the agreement and (2) we obtain substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the agreement. Amounts related to operating leases are included in “ROU assets”, “Current maturities of operating lease liabilities” and “Operating lease liabilities, net of current maturities” in the condensed consolidated balance sheets. Amounts related to finance leases are included in “Property, plant and equipment, net”, “Current maturities of long-term debt”, and “Long-term debt, net of current maturities” in the condensed consolidated balance sheets.
ROU assets represent our right to use an underlying asset for the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets are recognized at commencement date and consist of the present value of remaining lease payments over the lease term, initial direct costs, prepaid lease payments less any lease incentives. Operating lease liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. We use the implicit rate, when readily determinable or the incremental borrowing rate based on the information available at commencement date to determine the present value of lease payments. The lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Lease agreements with lease and non-lease components are accounted for separately. We do not recognize leases with terms of less than twelve months on the condensed consolidated balance sheets and recognize those lease payments in the condensed consolidated statements of operations on a straight-line basis over the lease term. In the event that our assumptions and expectations change, we may have to revise our ROU assets and operating lease liabilities. See Note 2 “Recent Accounting Pronouncements.” and Note 11 “Lease Obligations.” for further discussion.

Foreign Sales Risks
The majority of our foreign sales are denominated in U.S. dollars. Product revenues are allocated to geographical locations on the basis of the ultimate destination of the equipment, if known. If the ultimate destination of such equipment is not known, product revenues are allocated to the geographical location of initial shipment. Service revenues, which primarily relate to our E&P Technology & Services segment, are allocated based upon the billing location of the customer. For the Current and Comparable Periods, international sales comprised 74% and 79%, respectively, of total net revenues.

	Six Months Ended June 30,
	2019	2018
Net revenues by geographic area:	(In thousands)
Latin America	$27,852	$17,446
North America	20,802	12,357
Europe	16,515	11,609
Asia Pacific	5,543	7,863
Africa	4,667	7,241
Middle East	2,465	1,190
Commonwealth of Independent States	887	545
Total	$78,731	$58,251
Credit Risks
We had one customer with sales that exceeded 10% of our consolidated net revenues for the six months ended June 30, 2019. There were no customers with sales that each exceeded 10% of our consolidated net revenues for the six months ended June 30, 2018.
At June 30, 2019, we had two customers that accounted for 26% of our total combined accounts receivable and unbilled receivable balances. At June 30, 2018, we had one customer with a balance that accounted for 11% of our total combined accounts receivable and unbilled receivable balances.
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
Our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2019.
Changes in Internal Control over Financial Reporting. There was not any change in our internal control over financial reporting that occurred during the three months ended June 30, 2019, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On March 14, 2017, the District Court held a hearing on whether to impose additional damages for willfulness. The Judge found that our infringement was willful, and awarded enhanced damages of $5.0 million to WesternGeco (WesternGeco had sought $43.6 million in such damages.) The District Court also ordered the appeal bond to be released and discharged. On June 30, 2017, we and WesternGeco agreed that neither would appeal the District Court's award of $5.0 million in enhanced damages. Upon assessment of the enhanced damages, we accrued $5.0 million in the first quarter of 2017 which was paid in full in 2018.
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
On February 19, 2019, we filed a motion for a new trial as to lost profits in the District Court. In the motion, we argued that a new trial on lost profits is necessary, since WesternGeco cannot demonstrate that it established, at trial, with undisputed evidence, that the one remaining patent claim covers technology that was necessary to perform the surveys upon which the lost profits award was based. On March 20, 2019, WesternGeco filed an opposition to our motion for a new trial, arguing that undisputed evidence established that the one remaining patent claim was necessary to perform the ten lost profits surveys. On that same date, WesternGeco filed a cross motion for entry of a judgment of $105.4 million in lost profits and pre- and post-judgment interest. We filed a reply to WesternGeco’s opposition motion on April 9, 2019 and an opposition to WesternGeco’s cross motion on April 18, 2019. On May 3, 2019, WesternGeco filed a reply in support of its cross motion for entry of judgment.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) During the three months ended June 30, 2019, in connection with the vesting of (or lapse of restrictions on) shares of our restricted stock held by certain employees, we acquired shares of our common stock in satisfaction of tax withholding obligations that were incurred on the vesting date. The date of acquisition, number of shares and average effective acquisition price per share were as follows:

Period	(a) Total Number of Shares Acquired	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Program
April 1, 2019 to April 30, 2019	—	$—	Not applicable	Not applicable
May 1, 2019 to May 31, 2019	—	$—	Not applicable	Not applicable
June 1, 2019 to June 30, 2019	50,141	$6.79	Not applicable	Not applicable
Total	50,141	$6.79

Item 5. Other Information
None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer

32.2	Certification of Chief Financial Officer

10.21
Separation Agreement dated as of June 3, 2019 between the ION Geophysical Corporation and R. Brian Hanson filed on June 4, 2019 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

101
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Operations for the three- and six-months ended June 30, 2019 and 2018, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three- and six-months ended June 30, 2019 and 2018, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018, (v) Condensed Consolidated Statements of Stockholders' (Deficit) Equity for the three- and six-months ended June 30, 2019 and 2018 and (vi) Footnotes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ION GEOPHYSICAL CORPORATION

By	/s/ Steven A. Bate
Steven A. Bate
Executive Vice President and Chief Financial Officer
Date: August 1, 2019